Form 10-Q
period 1996-03-31
GENERAL GROWTH PROPERTIES INC
filed 1996-05-15
CIK 895648

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1996


                         Commission file number 1-11656

                        GENERAL GROWTH PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)


                 Delaware                                42-1283895
                 --------                                ----------
    (State or other jurisdiction of                    (I.R.S. Employer
    incorporation or organization)                  Identification Number)

                      55 W. Monroe St., Chicago, IL 60603
                      -----------------------------------
               (Address of principal executive offices, Zip Code)

                                 (312) 551-5000
                                 --------------
              (Registrant's telephone number, including area code)

                                      N/A
                                 --------------
             (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES    X                                 NO
                    -----                                  -----

The number of shares of Common Stock, $.10 par value, outstanding on May 14, 1996 was 27,272,560.





                                   1 of 21

                        GENERAL GROWTH PROPERTIES, INC.

                                     INDEX

  PART I        FINANCIAL INFORMATION                                                                   PAGE
                                                                                                        ----
                                                                                                       NUMBER
                                                                                                       ------
                Item 1:  Financial Statements
                Consolidated Balance Sheets
                as of March 31, 1996 and December 31, 1995  . . . . . . . . . . . . . . . . . . . . .    3

                Consolidated Statements of Operations
                for the three months ended March 31, 1996 and 1995  . . . . . . . . . . . . . . . . .    4

                Consolidated Statements of Cash Flows
                for the three months ended March 31, 1996 and 1995  . . . . . . . . . . . . . . . . .    5

                Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . .    6

                Item 2:  Management's Discussion and Analysis of
                             Financial Condition and Results of Operations  . . . . . . . . . . . . .    11

                Company Portfolio Results and Funds from Operations   . . . . . . . . . . . . . . . .    12

                Reconciliation of Company Funds from Operations to Company Net Income . . . . . . . .    14

                Breakdown of Company Portfolio Results and Funds from
                Operations for the three months ended March 31, 1996  . . . . . . . . . . . . . . . .    15

                CenterMark Portfolio Results and Funds from Operations  . . . . . . . . . . . . . . .    16

                Management's Discussion and Analysis of CenterMark Funds from Operations  . . . . . .    16

                Reconciliation of CenterMark Funds from Operations to CenterMark Net Income . . . . .    17

                GGP/Homart Portfolio Results and Funds from Operations  . . . . . . . . . . . . . . .    18

                Reconciliation of GGP/Homart Funds from Operations to GGP/Homart Net Income . . . . .    19

                GGP Management, Inc. Statement of Operations for the three
                months ended March 31, 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    20

                Liquidity and Capital Resources of the Company  . . . . . . . . . . . . . . . . . . .    21


  PART II       OTHER INFORMATION
                Item 6:  Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . . . .    21

                SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21






                                      2 of 21

                         PART I.FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                        GENERAL GROWTH PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 1996 AND DECEMBER 31, 1995
               (Dollars in thousands, except for share amounts)


                                     ASSETS
                                                                MARCH 31,
                                                                  1996         DECEMBER 31,
                                                               (UNAUDITED)        1995
                                                             --------------   -------------
Investment in real estate:
   Land                                                       $  152,137       $  144,517
   Buildings and equipment                                     1,107,611        1,054,695
   Less accumulated depreciation                                (161,449)        (153,275)
   Developments in progress                                           --           49,680
                                                             --------------   -------------
      Net property and equipment                               1,098,299        1,095,617
   Investment in CenterMark                                      115,981          120,082
   Investment in GGP/Homart                                      179,583          178,647
                                                             --------------   -------------
      Net investment in real estate                            1,393,863        1,394,346
Cash and cash equivalents                                          6,812           18,298
Tenant accounts receivable, net                                   15,909           14,831
Deferred expenses, net                                            26,824           24,752
Prepaid and other assets                                           7,664            3,755
                                                             --------------   -------------
                                                              $1,451,072       $1,455,982
                                                             ==============   =============

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage notes payable                                        $1,037,767       $1,025,130
Notes and contracts payable                                        2,864            2,802
Dividends and distributions payable                                   --           18,650
Accounts payable and accrued expenses                             34,605           43,389
Accounts payable and accrued expenses -- affiliates                3,580            1,211
                                                             --------------   -------------
                                                               1,078,816        1,091,182
                                                             --------------   -------------
Minority interest in Operating Partnership                       138,185          135,417
                                                             --------------   -------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $100 par value; 5,000,000 shares authorized;
      none issued
   Common stock; $.10 par value; 70,000,000 shares authorized;
      27,272,560 shares issued and outstanding                     2,727            2,727
   Additional paid-in capital                                    506,045          506,107
   Retained earnings (deficit)                                  (274,701)        (279,451)
                                                             --------------   -------------
      Total stockholders' equity                                 234,071          229,383
                                                             --------------   -------------
                                                              $1,451,072       $1,455,982
                                                             ==============   =============

The accompanying notes are an integral part of these consolidated financial statements.


                                    3 of 21

                       GENERAL GROWTH PROPERTIES, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (UNAUDITED)
               (Dollars in thousands, except per share amounts)


                                                   Three Months Ended
                                                        March 31,
                                                   1996         1995
                                                ----------   ----------
Revenues:
  Minimum rents                                 $ 32,344     $ 24,269
  Tenant recoveries                               16,138       12,793
  Percentage rents                                 1,380        1,211
  Other                                            1,064          907
  Fees                                             5,441           --
                                                ----------   ----------
    Total revenues                                56,367       39,180
                                                ----------   ----------
Expenses:
  Property operating and management               22,176       13,904
  Management fees to affiliate                       667          701
  Depreciation and amortization                    9,141        7,282
  General and administrative                         735          697
                                                ----------   ----------
    Total expenses                                32,719       22,584
                                                ----------   ----------
    Operating income                              23,648       16,596

Interest expense, net                            (17,540)     (11,922)
Equity in net income of unconsolidated
  real estate affiliates
       CenterMark                                  2,011        1,747
       GGP/Homart                                  1,691           --
                                                ----------   ----------
Income before extraordinary item and
  allocation to minority interest                  9,810        6,421
Income allocated to minority interest             (2,814)      (2,585)
                                                ----------   ----------
Income before extraordinary item                   6,996        3,836
Extraordinary item (a)                            (2,291)          --
                                                ----------   ----------
    Net income                                    $4,705       $3,836
                                                ==========   ==========



Earnings per share before extraordinary item    $    .26     $    .17
Extraordinary item per share                        (.08)          --
                                                ----------   ----------
  Net earnings per share                        $    .18     $    .17
                                                ==========   ==========


  (a) Charges related to early retirement of debt.


The accompanying notes are an integral part of these consolidated financial statements.



                                    4 of 21

                        GENERAL GROWTH PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)
                             (Dollars in thousands)



                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                            1996          1995
                                                                                          --------     ---------
Cash flows from operating activities:
  Net income                                                                              $ 4,705      $ 3,836
  Adjustments to reconcile net income to net cash provided by operating activities:
    Extraordinary items - charges related to early retirement of debt                       2,291           --
    Income allocated to minority interest                                                   2,814        2,585
    Equity in net income of unconsolidated real estate affiliates                          (3,702)      (1,747)
    Provision for doubtful accounts                                                         1,016          216
    Depreciation                                                                            8,175        6,285
    Amortization                                                                              966          997
  Net changes in:
    Tenant accounts receivable                                                             (2,094)          80
    Prepaid and other assets                                                               (3,937)      (1,459)
    Accounts payable and accrued expenses                                                   1,835       (1,663)
                                                                                          --------     -------
      Net cash provided by operating activities                                            12,069        9,130
                                                                                          --------     -------

Cash flows from investing activities:
  Acquisition of real estate and improvements and additions to properties                 (19,137)     (14,770)
  Increase in investments in unconsolidated real estate affiliates                             (9)          --
  Change in notes receivable affiliates                                                        61           --
  Increase in deferred expenses                                                            (5,330)      (1,185)
  Dividends received from CenterMark Properties, Inc.                                       6,111        6,650
  Dividends received from GGP/Homart, Inc.                                                    764
                                                                                          --------     -------
      Net cash used in investing activities                                               (17,540)      (9,305)
                                                                                          --------     -------

Cash flows from financing activities:
  Cash dividends paid to common stockholders                                              (11,727)      (9,337)
  Cash distributed to operating partnership unitholders                                    (6,923)      (6,259)
  Proceeds from issuance of mortgage and other notes payable                              340,000       18,500
  Principal payments on mortgage and other notes payable                                 (327,302)        (939)
  Retirement of common stock (net of sale proceeds)                                           (63)
                                                                                          --------     -------
      Net cash provided by financing activities                                            (6,015)       1,965
                                                                                          --------     -------

Net change in cash and cash equivalents                                                   (11,486)       1,790
Cash and cash equivalents at beginning of period                                           18,298        5,617
                                                                                          --------     -------
Cash and equivalents at end of period                                                     $ 6,812      $ 7,407
                                                                                          =======      =======
Interest paid                                                                             $15,531      $12,476
Interest capitalized                                                                      $ 1,551      $   694



The accompanying notes are an integral part of these consolidated financial statements.



                                    5 of 21

                        GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands except per share amounts)


NOTE 1       BASIS OF PRESENTATION

             The financial statements include the consolidated accounts of General Growth Properties, Inc. (the "Company"), and GGP Limited Partnership, its majority-owned operating partnership, including 100% interests in twenty-two enclosed mall property partnerships and three directly-owned enclosed malls, known collectively as the "Original Centers". In December 1995, the Company formed GGP Management, Inc. ("GGP Management") which primarily manages the GGP/Homart, Inc. ("GGP/Homart") properties. GGP Management is consolidated in the Company's financial statements.

             As required by generally accepted accounting principles ("GAAP"), the Company accounts for its investments in CenterMark and GGP/Homart under the equity method. The Company includes its share of CenterMark's and GGP/Homart's net income in its statements of operations. The Company's investments in CenterMark and GGP/Homart, as reported in its balance sheet, are increased by the Company's proportionate share of net income and reduced by dividends that are received.

             The Company incurs significant interest expense attributable to its investments in CenterMark and GGP/Homart. In addition, a significant portion of the Company's general and administrative costs are attributable to the management and oversight of its investments in CenterMark and GGP/Homart. Accordingly, CenterMark's and GGP/Homart's funds from operations do not represent CenterMark's and GGP/Homart's net effective incremental contribution to the Company's funds from operations. CenterMark's and GGP/Homart's funds from operations exclude the aforementioned interest and general and administrative costs that are accounted for as expenses of the Company.

             The accompanying unaudited financial statements have been prepared by the Company's management, in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. The balance sheet as of December 31, 1995 was derived from the Company's audited financial statements.





                                    6 of 21

                        GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands except per share amounts)



NOTE 2       ORGANIZATION AND FORMATION OF THE COMPANY

             On April 15, 1993, the Company completed an initial public offering of 18,975,000 shares of its common stock at $22 per share. Net proceeds to the Company after underwriting discounts and other costs were approximately $383,000.

             The Company used substantially all of the net offering proceeds to repay existing debt and purchase additional properties. The majority of the funds remaining were used to pay for a portion of the CenterMark acquisition (see Note 3).

             On May 23, 1995, the Company completed a follow-on stock offering of 4,500,000 shares of its common stock at $20.75 per share. Net proceeds to the Company after underwriting discounts and other costs were approximately $87,893. Net proceeds were used to reduce the outstanding balance of the Company's credit facility (see Note 5). On December 22, 1995, the Company acquired a 38.2% interest in GGP/Homart, Inc. (See Note 4.)

NOTE 3       CENTERMARK ACQUISITION

             On February 11, 1994, the Company, jointly with two other unaffiliated parties, acquired 100% of the stock of CenterMark from The Prudential Insurance Company of America. Each of the Company and Westfield U.S. Investments Pty. Limited acquired 40% of the stock of CenterMark and several real estate investment funds sponsored by Goldman Sachs & Co. acquired the remaining 20%. The Company's portion of the cash purchase price for the CenterMark stock, including certain transaction costs, was approximately $182,000. CenterMark elected real estate investment trust status for income tax purposes. The CenterMark portfolio includes interests in sixteen major regional shopping malls and three power centers located in six states.

             On December 19, 1995, the Company sold 25% of its interest in CenterMark to Westfield U.S. Investments Pty. Limited for a purchase price of $72,500. As a result of the sale, the Company's ownership was reduced to 30% of the outstanding CenterMark stock. Concurrently with the sale of the stock, the Company also granted Westfield U.S. Investments Pty. Limited an option to purchase the remainder of the Company's CenterMark stock ("Option Stock") for $217,500. The option is exercisable at any time prior to September 30, 1996. If the option is exercised, the closing of the sale of up to one-half of the Option Stock is scheduled to occur on or before December 31, 1996, and the closing of the sale of the remainder of the Option Stock should occur between January 2, 1997 and January 31, 1997.





                                    7 of 21

                        GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands except per share amounts)


                          CENTERMARK PROPERTIES, INC.
              CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)
                            (Dollars in thousands)


                                                                Three Months Ended
                                                                    March 31,
                                                               1996              1995
                                                           ------------      ------------
Revenues
    Minimum rents                                          $ 21,143           $16,254
    Tenant recoveries                                         9,637             7,234
    Percentage rents                                          1,497               645
    Other                                                       839             1,009
                                                           --------           -------
    Total revenues                                           33,116            25,142

Operating expenses                                          (11,182)           (8,172)
Depreciation and amortization                                (8,628)           (7,807)
                                                           --------           -------
    Net operating income                                     13,306             9,163

Interest expense, net                                        (7,226)           (5,134)
Equity in net income of unconsolidated
    real estate affiliates                                      847               339
Income allocated to minority interest                          (225)               --
                                                           --------           -------
    Net income                                             $  6,702           $ 4,368
                                                           ========           =======


NOTE 4       GGP/HOMART ACQUISITION

             On December 22, 1995, the Company jointly with four other investors acquired 100% of the stock of GGP/Homart, Inc. ("GGP/Homart") from Sears, Roebuck and Co. The other investors in GGP/Homart are the New York State Common Retirement Fund, Equitable Life Insurance Company of Iowa, USG Annuity & Life Company and The Trustees of the University of Pennsylvania. The Company acquired 38.2% of GGP/Homart for approximately $179,000 including certain transaction costs. The stockholders of GGP/Homart have agreed to contribute additional capital as required through the end of 1997, up to $80,000. GGP/Homart owns interests in twenty-five regional shopping malls and two properties currently under development. GGP/Homart elected real estate investment trust status for income tax purposes. The Company arranged a $125,000 interim loan facility in conjunction with the acquisition of GGP/Homart. As of March 31, 1996, $75,000 remained outstanding on the interim loan facility.





                                    8 of 21

                        GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands except per share amounts)



                                GGP/HOMART, INC.
              CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                 (UNAUDITED)
                            (Dollars in thousands)



                                                        Three Months Ended
                                                             March 31,
                                                               1996
                                                           -------------
Revenues
    Minimum rents                                             $21,209
    Tenant recoveries                                           9,237
    Percentage rents                                              357
    Other                                                         444
                                                           -------------
    Total revenues                                             31,247

Operating expenses                                            (14,354)
Depreciation and amortization                                  (4,737)
                                                           -------------
    Net operating income                                       12,156

Interest expense, net                                          (8,910)
Equity in net income of unconsolidated
    real estate affiliates                                      1,180
                                                           -------------
    Net income                                                 $4,426
                                                           =============



NOTE 5       CREDIT FACILITY

             In January, 1994, the Company arranged a $208,500 credit facility collateralized in part by six Original Centers, with an initial term of two years and two one-year extension options. Approximately $140,000 was borrowed as the initial draw on this facility to fund a portion of the cash purchase price paid by the Company for its interest in CenterMark (See Note 3). In May 1995, the outstanding balance of the credit facility was reduced with the proceeds of the Company's follow-on stock offering (See Note
             2).  The credit facility was retired on January 31, 1996.  (See
             Note 7).





                                    9 of 21

                        GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands except per share amounts)



NOTE 6       CONSTRUCTION LOAN FACILITY

             In September, 1995, the Company closed a $120,000 construction loan facility collateralized in part by two new developments in Winterhaven, Florida and Tracy, California. It is a variable rate loan with interest at the rate of 150 basis points over LIBOR.
             The loan proceeds will be used to pay for construction and all other development costs of both projects. The outstanding balance of the construction loan facility was $94,807 on March 31, 1996.

NOTE 7       PERMANENT MORTGAGE FINANCING

             On January 31, 1996 the Company closed a $340,000 multi-property loan package with Principal Mutual Life Insurance Company. The financing is nonrecourse and consists of cross collateralized first mortgages on nine wholly owned Original Centers. To mitigate refinancing risk the total debt was spread between five, ten and twenty year maturities. All nine loans will be interest only for the first five years. During the first five years, the weighted average interest rate on the entire $340,000 loan package is 6.77%. The five year loans can be extended for five additional years. Proceeds were used to repay $340,000 of floating rate debt, approximately $290,000 of existing loans on eight wholly owned malls and $50,000 of interim financing which was used in connection with the acquisition of GGP/Homart. (See Note 4).

NOTE 8   EXTRAORDINARY ITEM

             The extraordinary item is the write-off of unamoritized deferred financing costs related to the early extinguishment of the Company's credit facility and two other project loans.

NOTE 9   STOCK-BASED COMPENSATION

             In 1995, the FASB issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
             123). Under the provisions of SFAS 123, companies can elect to account for stock-based compensation plans using a fair-value-based method or continue measuring compensation expense for those plans using the intrinsic value based method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees". SFAS 123 requires that companies electing to continue using the intrinsic value based method must make pro-forma disclosures of net income and earnings per share as if the fair-value-based method of accounting had been applied.

             The company has elected to continue to account for stock-based compensation using the intrinsic value method. As such, SFAS 123 did not have an impact on the Company's first quarter results of operations or financial position. The pro-forma information required by SFAS 123 will be included in the footnotes to the Company's 1996 year end consolidated financial statements.





                                    10 of 21

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is primarily engaged in the ownership, acquisition, development and operation of enclosed regional shopping centers. It currently has interests in sixty-six regional malls and three power centers located in 18 states. In addition, two new enclosed regional malls located in Ocoee, Florida and Waterbury, Connecticut are currently under development. The Company will own 38.2% of the two new shopping centers and they are expected to have grand openings in late 1996 and 1997, respectively. Revenues are primarily derived from fixed minimum rents, percentage rents and recoveries of operating expenses from tenants. Inasmuch as the Company's financial statements reflect the use of the equity method to account for its investments in CenterMark and GGP/Homart, the discussion of results of operations below relates primarily to the revenues and expenses of the Original Centers. The Original Centers, the CenterMark Centers and the GGP/Homart Centers are collectively known as the "Company Portfolio". A separate discussion of CenterMark's and GGP/Homart's results of operations is presented below (see "CenterMark Portfolio Results and Funds from Operations" on page 16 and "GGP/Homart Portfolio Results and Funds from Operations" on page 18).

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1996 AND 1995

         Total revenues for the first quarter of 1996 were $56.4 million, which represents an increase of $17.2 million or approximately 43.9% from $39.2 million in the first quarter of 1995. Approximately $8.8 million and $1.4 million of the increase is from acquisitions and new developments, respectively. Fee revenue and improved performance of comparable properties accounted for $5.4 million and $1.6 million of the increase, respectively. Minimum rent for the first quarter of 1996 increased by $8.1 million or 33.3% from $24.3 million in 1995 to $32.3 million. The acquisition and development of properties generated $6.1 million and $1.2 million of the $8.1 million increase in minimum rents, respectively. Expansion strategies, specialty leasing efforts and a combination of occupancy and rental changes at the comparable centers accounted for $.4 million, $.3 million and $.1 million of the remaining increase in minimum rents, respectively. Tenant charges increased by $3.3 million from $12.8 million to $16.1 million for the first quarter of 1996. Approximately $.5 million of the increase is attributable to higher operating expenses at the comparable malls. The remaining $2.8 million increase was generated by properties which were recently acquired or developed. For the first quarter of 1996 overage rents increased by $.2 million or approximately 14% from $1.2 million in 1995. The performance of the comparable centers produced $.1 million of the increase and the acquisition and development of additional centers accounted for the remaining $.1 million. Other revenues increased by approximately $.2 million to $1.1 million for the first quarter of 1996 from $.9 million in 1995, primarily due to the acquisition and development of new properties. Fee revenue of $5.4 million was generated by GGP Management's development, management, and leasing activities for the GGP/Homart Portfolio.

         Total expenses, including depreciation and amortization, increased by approximately $7.1 million, from $22.6 million in the first quarter of 1995 to $32.7 million in the first quarter of 1996. For the period ended March 31, 1996, property operating and management expenses





                                    11 of 21
         increased by $8.3 million and depreciation and amortization also increased by $1.8 million over the same period in 1995. Operating expense increased by $1.1 million at comparable properties primarily due to higher operating costs. The remaining $7.6 million increase in operating and management costs was due to the acquisition and development of new properties and property management costs. Approximately $.2 million of the $1.8 million increase in depreciation and amortization was generated at comparable centers. The remaining $1.6 million was from properties acquired or new developments. Management fees to affiliates and general and administrative expenses were essentially flat.

         Net interest expense for the first quarter of 1996 was $17.5 million, an increase of approximately $5.6 million from the first quarter of 1995. The acquisition and development of new properties resulted in approximately $3.2 million and $.4 million of the increase, respectively. The net effect of interest savings, due to lower fixed interest rates of $.5 million and additional interest expense due to new borrowings of $2.4 million accounted for the remaining $1.9 million of the $5.6 million increase in net interest expense.

         Equity in net income of unconsolidated real estate affiliates in the first quarter of 1996 increased by approximately $2.0 million to $3.7 million in 1996, from $1.7 million in the first quarter of 1995. Approximately $1.7 million of the increase is attributable to the Company's 38.2% interest in GGP/Homart's net income determined in accordance with generally accepted accounting principles. The remaining $.3 million increase is from the Company's ownership interest in CenterMark. The results of CenterMark's and GGP/Homart's operations are also presented and discussed below (see "CenterMark Portfolio Results and Funds from Operations" on Page 16 and "GGP/Homart Portfolio Results and Funds from Operations" on page 18).

COMPANY PORTFOLIO RESULTS AND FUNDS FROM OPERATIONS

         In order to portray the sources of the Company's funds from operations in a more meaningful and useful manner, the Company Portfolio results and funds from operations depicted below reflect 100% of the revenues and expenses of the Original Centers and 95% of GGP Management combined with the Company's share of CenterMark's and GGP/Homart's portfolio results. The Company Portfolio results are a line item pro rata consolidation of 100% of the revenues and expenses of the Original Centers and 95% of GGP Management, with the Company's share of the comparable revenue and expenses of the wholly owned CenterMark Centers and GGP/Homart Centers and the Company's share of CenterMark's and GGP/Homart's various percentage interests of the revenues and expenses of the centers that are owned in part by unaffiliated joint venture partners. Interest expense and general and administrative costs that relate to the acquisition, management and oversight of the Company's ownership of CenterMark and GGP/Homart are charged entirely against the Company's direct operations. These expenses cannot be charged on CenterMark's and GGP/Homart's books because the other shareholders in CenterMark and GGP/Homart are not affiliated with the Company.

         The Company's share of CenterMark's and GGP/Homart's funds from operations does not represent the net effective incremental contribution to the Company made by the CenterMark and GGP/Homart centers. Accordingly, management believes the following schedule of the relative share of Company Portfolio net operating income (funds from




                                    12 of 21
operations before interest expense) contributed by each of the Original Centers, the CenterMark Centers and the GGP/Homart Centers provides a better indication of the significance of each portfolio to the Company's overall funds from operations. The net operating income from the Company's Portfolio is essentially equivalent to earnings before interest, taxes, depreciation and amortization (EBITDA). Operating results of the Company's property management subsidiary are consolidated with property operations in the Company's Consolidated Statements of Operations and are included below with the Original Centers.

                                                                        THREE MONTHS
                                                                           ENDED               %
                          NET OPERATING INCOME BY PORTFOLIO            MARCH 31, 1996       OF TOTAL
                  ------------------------------------------------  --------------------  ------------
                  Original Centers                                          $31,527       64.44%
                  30% of CenterMark                                           8,174       16.71%
                  38.2% of GGP/Homart                                         9,225       18.85%
                                                                    --------------------  ------------

                  Company Portfolio Net Operating Income                    $48,926       100.00%
                                                                    ====================  ============


The Company Portfolio results and funds from operations reflected below for the three months ended March 31, 1996 and 1995 do not purport to project results for any future period.






                                    13 of 21

             COMPANY PORTFOLIO RESULTS AND FUNDS FROM OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (UNAUDITED)

                 (In thousands, except for per share amounts)


                                                                       Three Months Ended
                                                                            March 31,
                                                                      1996           1995
                                                                  -----------     -----------
Revenues
   Minimum rents (a)                                               $ 50,344        $33,442
   Tenant recoveries                                                 25,171         16,796
   Percentage rents                                                   2,135          1,546
   Other                                                              1,581          1,340
   Fees                                                               5,210
                                                                   --------        -------
     Total revenues                                                $ 84,441        $53,124

Operating expenses (b)                                              (34,780)       (19,334)
General and administrative                                             (735)          (697)
                                                                   --------        -------
   Net operating income                                              48,926         33,093

Interest expense, net                                               (25,191)       (15,709)
                                                                   --------        -------
Company funds from operations                                      $ 23,735        $17,384
                                                                   ========        =======
Less:  FFO allocable to operating
     partnership unitholders                                       $  8,810         $6,979
                                                                   ========        =======
Company funds from operations                                      $ 14,925        $10,405
                                                                   ========        =======
FFO per share                                                      $   0.55        $  0.46
                                                                   ========        =======



             Reconciliation of Funds from Operations to Net Income
                                  (Unaudited)

               (Dollars in thousands, except per share amounts)


                                                                    Three Months Ended
                                                                        March 31,
                                                                 1996             1995
                                                               --------         ---------

Company funds from operations (from above)                     $ 23,735         $ 17,384
Depreciation and amortization of real estate costs              (15,405)         (11,725)
Straight-line rent                                                1,458              762
Allocations to operating partnership unitholders                 (2,792)          (2,585)
Extraordinary item (c)                                           (2,291)               -
                                                               --------         --------
      Net income                                               $  4,705         $  3,836
                                                               ========         ========


(a) Excluding straight-line rent of $1,458 and $762 for the three months ended March 31, 1996 and 1995, respectively.
(b) Excluding depreciation and amortization of capitalized real estate costs other than financing fees/costs.
(c)   Charges related to early retirement of debt.







                                    14 of 21

       BREAKDOWN OF COMPANY PORTFOLIO RESULTS AND FUNDS FROM OPERATIONS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                 (UNAUDITED)
                 (In thousands, except for per share amounts)


                                  Original       GGP/                      GGP
                                  Centers      Homart    CenterMark    Management     Total
                                  --------     ------    ----------    ----------    -------
                                  <C:
Revenues
   Minimum rents (a)              $ 31,410     $11,062     $ 7,872        $    --   $ 50,344
   Tenant recoveries                16,138       5,420       3,613             --     25,171
   Percentage rents                  1,380         207         548             --      2,135
   Other                             1,064         245         272             --      1,581
   Fees                                815          --          --          4,395      5,210
                                  --------     -------     -------        -------   --------
     Total revenues                 50,807      16,934      12,305          4,395     84,441
Operating expenses (b)             (18,974)     (7,709)     (4,131)        (3,966)   (34,780)
General and administrative            (735)         --          --             --       (735)
                                  --------     -------     -------        -------   --------
   Net operating income             31,098       9,225       8,174            429     48,926

Interest expense, net              (17,540)     (4,736)     (2,915)            --    (25,191)
                                  --------     -------     -------        -------   --------
Funds from operations             $ 13,558     $ 4,489     $ 5,259        $   429   $ 23,735
                                  ========     =======     =======        =======   ========


Funds from operations per share                                                     $   0.55
                                                                                    ========


(a) Excluding straight-line rent of $1,458 for the three months ended March 31, 1996.

(b) Excluding depreciation and amortization of capitalized real estate costs other than financing fees/costs.

                         OTHER COMPANY PORTFOLIO DATA
            AS OF AND/OR FOR THE THREE MONTHS ENDED MARCH 31, 1996
              (In thousands, except for per square foot amounts)



                                  Original      GGP/                      Total or
                                  Centers     Homart      CenterMark       Average
                                  -------     ------      ----------       --------

Occupancy of centers not
under redevelopment                   84.2%       83.2%       89.6%          85.2%

Tenant allowances                 $  2,697     $ 2,280     $   319         $ 5,296
Annualized sales per sq. ft.      $    240     $   233     $   272         $   250
Average rent per sq. ft.
   of new/renewal leases          $  22.77     $ 26.20     $ 25.44         $ 24.88
Average rent per sq. ft.
   of expiring leases             $  18.70     $ 21.61     $ 16.15         $ 18.79
% change in total sales               +8.4%       +9.7%       +8.4%           +8.9%






                                     15 of 21

CENTERMARK PORTFOLIO RESULTS AND FUNDS FROM OPERATIONS

CenterMark owns 100% of 11 retail properties and has various percentage interests in 8 other retail properties. It also owns 14 department stores that are net leased to the May Company and a 116-unit apartment project. As required by generally accepted accounting principles, CenterMark uses the equity method to account for investments in joint venture properties that are not eligible for consolidation. The Company Portfolio results and funds from operations reflected above include the Company's share of CenterMark's funds from operations. In order to portray the sources of CenterMark's funds from operations in a more meaningful and useful manner, the "CenterMark Portfolio" results presented below comprise 100% of the revenues and expenses of the wholly owned Centermark Centers and CenterMark's various percentage interests of the revenues and expenses of CenterMark Centers that are owned in part by unaffiliated joint venture partners.

The Company's share of CenterMark funds from operations does not take into account interest expense paid on debt that was incurred to fund a majority of the original $182 million cash purchase price for CenterMark's stock. Also not charged against CenterMark's funds from operations are certain general and administrative costs incurred by the Company that are attributable to the management and oversight of its investment in CenterMark. Accordingly, the net effective incremental contribution to the Company's funds from operations generated by the CenterMark Centers is substantially less than the amounts reflected below. See the discussion above regarding the relative contributions to net operating income (similar to EBITDA) made by each of the Original Centers, the CenterMark Centers and the GGP/Homart Centers. Management believes that relative contributions to Company Portfolio net operating income is the best indication of the significance to the Company of each of the Original Centers, the CenterMark Centers and the GGP/Homart Centers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CENTERMARK'S FUNDS FROM OPERATIONS (Dollars in thousands)

THREE MONTHS ENDED MARCH 31, 1996 AND 1995

         CenterMark's funds from operations during the first quarter of 1996 increased by $2.5 million or 16.8 % from $15.0 million in 1995 to $17.5 million. Minimum rents increased by $1.9 million or 7.8% from $24.3 million in the first quarter of 1995. Rental increases coupled with increased leasing activity, including the addition of an AMC Theater at Mission Valley accounted for $1.5 million of the increase in minimum rents. The specialty leasing program generated the remaining $.4 million of the increase in minimum rents for the first quarter of 1996. Tenant recoveries increased from $10.0 million in the first quarter of 1995 to $12.0 million for the first quarter of 1996, due to higher recoverable operating costs. Percentage rents and other revenues increased by $.8 million to $2.7 million for the quarter ended March 31, 1996. Operating expenses increased by $2.0 million from $11.8 million to $13.8 million. Approximately $1.1 million of the increase is attributable to higher operating costs, and $.6 million of the increase resulted from a timing difference in owners expenses. Net interest expense increased by 2.7% or $.2 million from $9.5 million in 1995 to $9.7 million for the first quarter of 1996. Interest expense increased due to additional borrowings on CenterMark's line of credit.





                                    16 of 21

            CENTERMARK PORTFOLIO RESULTS AND FUNDS FROM OPERATIONS
              FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                                 (UNAUDITED)
                 (In thousands, except for per share amounts)


                                                                      Three Months Ended
                                                                           March 31,
                                                                      1996           1995
                                                                   --------       ---------
Revenues
   Minimum rents (a)                                               $ 26,239       $  24,325
   Tenant recoveries                                                 12,045          10,008
   Percentage rents                                                   1,829             838
   Other                                                                905           1,082
                                                                   --------       ---------
     Total revenues                                                $ 41,018       $  36,253

Operating expenses (b)                                              (13,770)        (11,782)
                                                                   --------       ---------
   Net operating income                                              27,248          24,471

Interest expense, net                                                (9,718)         (9,467)
                                                                   --------       ---------
CenterMark funds from operations                                   $ 17,530       $  15,004
                                                                   ========       =========
Company's share of CenterMark FFO (c)                              $  5,259       $   6,002
                                                                   ========       =========
FFO per share                                                      $    .12       $     .16
                                                                   ========       =========



                             CENTERMARK PORTFOLIO
             RECONCILIATION OF FUNDS FROM OPERATIONS TO NET INCOME
                      (Dollars in thousands - Unaudited)


                                                                                                    Three Months End
                                                                                                        March 31,
                                                                                                  1996           1995
                                                                                                --------       --------
CenterMark funds from operations (from above)                                                   $ 17,530       $ 15,004
Less:Depreciation and amortization - real estate                                                 (11,314)       (11,148)
Add: Straight-line rent not included in FFO                                                          486            512
                                                                                                --------       --------
   CenterMark net income (determined in accordance with generally
   accepted accounting principles)                                                              $  6,702       $  4,368
                                                                                                ========       ========
Company's share of CenterMark net income (determined in accordance with generally accepted accounting principles) that is reflected as equity in net income of unconsolidated real estate affiliates on the Company's
Consolidated Statements of Operations (see Page 4 above) (c)                                    $  2,011       $  1,747
                                                                                                ========       ========



(a) Excluding straight-line rents of $486 and $512 for the three months ended March 31, 1996 and 1995, respectively.
(b) Excluding depreciation and amortization of capitalized real estate costs other than financing fees/costs.
(c) During the three months ended March 31, 1996 and 1995, the Company owned 30% and 40% of CenterMark, respectively.





                                    17 of 21

GGP/HOMART PORTFOLIO RESULTS AND FUNDS FROM OPERATIONS

GGP/Homart owns 100% of 14 retail properties and has various percentage interests in 11 other retail properties. As required by generally accepted accounting principles, GGP/Homart uses the equity method to account for its investments in joint venture properties that are not eligible for consolidation. The Company Portfolio results and funds from operations reflected above include the Company's share of GGP/Homart's funds from operations. In order to portray the sources of GGP/Homart's funds from operations in a more meaningful and useful manner, the "GGP/Homart Portfolio" results presented below comprise 100% of the revenues and expenses of the wholly owned GGP/Homart Centers and GGP/Homart's various percentage interests of the revenues and expenses of GGP/Homart centers that are owned in part by unaffiliated joint venture partners.

The Company's share of GGP/Homart's funds from operations does not take into account interest expense paid on debt that was incurred to fund a majority of the $179 million cash purchase price for 38.2% of GGP/Homart's stock. Also not charged against GGP/Homart's funds from operations are certain general and administrative costs incurred by the Company that are attributable to the management and oversight of its investment in GGP/Homart. Accordingly, the net effective incremental contribution to the Company's funds from operations generated by the GGP/Homart Centers is substantially less than the amounts reflected below. See the discussion above regarding the relative contributions to net operating income (similar to EBITDA) made by each of the Original Centers, the CenterMark Centers and the GGP/Homart Centers. Management believes that relative contributions to Company Portfolio net operating income is the best indication of the significance to the Company of each of the Original Centers, the CenterMark Centers and the GGP/Homart Centers.

The GGP/Homart Centers are located primarily in major metropolitan areas, including suburbs of San Diego and San Francisco, California; Phoenix, Arizona; Houston and Dallas - Fort Worth, Texas; Philadelphia, Pennsylvania; Miami/Ft. Lauderdale, Florida; and Washington, D.C. The GGP/Homart Centers contain approximately 20.8 million square feet of total GLA and approximately 7.5 million square feet of Mall Stores. There are 105 Anchors and more than 2,400 Mall Stores in the GGP/Homart Centers.






                                    18 of 21

            GGP/HOMART PORTFOLIO RESULTS AND FUNDS FROM OPERATIONS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                 (UNAUDITED)
                 (In thousands, except for per share amounts)


                                                                    Three Months Ended
                                                                         March 31,
                                                                           1996
                                                                       ------------
Revenues
   Minimum rents (a)                                                      $ 28,951
   Tenant recoveries                                                        14,185
   Percentage rents                                                            540
   Other                                                                       641
                                                                          --------
     Total revenues                                                       $ 44,317

Operating expenses (b)                                                     (20,175)
                                                                          --------
   Net operating income                                                     24,142

Interest expense, net                                                      (12,393)
                                                                          --------
GGP/Homart funds from operations                                          $ 11,749
                                                                          ========
Company's share (38.2%) of GGP/Homart FFO                                 $  4,489
                                                                          ========
FFO per share                                                             $    .10
                                                                          ========



                             GGP/Homart Portfolio
             Reconciliation of Funds from Operations to Net Income
                      (Dollars in thousands - Unaudited)


                                                                               Three Months
                                                                                  Ended
                                                                              March 31, 1996
                                                                              --------------
GGP/Homart funds from operations (from above)                                     $11,749

Less:Depreciation and amortization - real estate                                   (8,313)
Add: Straight-line rent not included in FFO                                           990
                                                                                  -------
   GGP/Homart net income (determined in accordance with generally
   accepted accounting principles)                                                $ 4,426
                                                                                  =======
Company's share of GGP/Homart net income (determined in accordance with generally accepted accounting principles) that is reflected as equity in net income of unconsolidated real estate affiliates on the Company's
Consolidated Statements of Operations (see Page 4 above)                          $ 1,691
                                                                                  =======


(a) Excluding straight-line rents of $990 for the three months ended March 31, 1996.
(b) Excluding depreciation and amortization of capitalized real estate costs other than financing fees/costs.





                                    19 of 21

GGP MANAGEMENT, INC.

In December 1995, the Company formed GGP Management, Inc. to manage, lease, develop and operate enclosed regional malls. The Company consolidates GGP Management, Inc. in its financial statements. The Company owns 95% of the economic interest through non-voting preferred stock. The 5% minority interest is held by five key employees who hold common stock with voting rights. The operating results of GGP Management, Inc. are included in the Company Portfolio Results. Currently, GGP Management Inc.'s primary function is to manage, lease, develop and operate the GGP/Homart Centers. The following schedule reflects the revenues and expenses related to the operations of GGP Management, Inc. for the three months ended March 31, 1996. Revenues for services provided to shopping centers that are 100% owned Original Centers and are consolidated into the Company's Financial Statements, have been eliminated as inter-company transactions.


                             GGP MANAGEMENT, INC.
                           STATEMENT OF OPERATIONS
                  FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                 (UNAUDITED)
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                     Revenues
                       Management, leasing and development services                $    4,626

                     Expenses
                       Operating expense                                                4,175
                                                                                   ----------

                     Net operating income                                          $      451
                                                                                   ==========

                     GGP Management Funds from Operations                          $      451
                                                                                   ==========

                     Company's share (95%) of GGP Management's FFO                 $      429
                                                                                   ==========

                     FFO per share                                                 $     0.01
                                                                                   ==========












                                    20 of 21

         LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

         The Company uses undistributed funds from operations as the principal source of funding for recurring capital expenditures such as tenant construction allowances and minor improvements made to individual properties that are not recoverable through common area maintenance charges to tenants. Funding alternatives for new development, expansions and major renovation programs at individual centers include construction loans, mini- permanent loans, long-term project financing, additional property level or Company level equity investments, unsecured company level debt or secured loans collateralized by individual shopping centers.


         The following factors, among others, will affect funds from operations and, accordingly, influence the decisions of the Board of Directors regarding distributions: (i) scheduled increases in base rents of existing leases; (ii) changes in minimum base rents and/or percentage rents attributable to replacement of existing leases with new or renewal leases; (iii) changes in occupancy rates at existing centers and procurement of leases for newly developed centers; and (iv) the Company's share of funds from operations generated by CenterMark and GGP/Homart and dividend distributions therefrom, less oversight costs and debt service on additional loans that were incurred to finance a portion of the cash purchase price for CenterMark's and GGP/Homart's stock. The Company anticipates that its funds from operations, and potential new debt or equity from future new financings or refinancings will provide adequate liquidity to conduct its operations, fund general and administrative expenses, operating costs and interest payments and allow distributions to the Company's stockholders in accordance with the requirements of the Internal Revenue Code of 1986, as amended, for qualification as a real estate investment trust and to avoid any Company level federal income or excise tax.

                          PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)      Exhibits - Not applicable

(B)      Reports on Form 8-K

         On January 5, 1996, the Company filed a Current Report on Form 8-K and on March 5, 1996, the company filed a Current Report on Form 8-K/A to disclose information about the acquisition of Homart Development Co.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            GENERAL GROWTH PROPERTIES, INC.


DATE:  MAY 14, 1996
                            /S/  BERNARD FREIBAUM
                            -----------------------------------
                            BERNARD FREIBAUM
                            EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER




                                    21 of 21