Form 10-Q
period 1996-06-30
GENERAL GROWTH PROPERTIES INC
filed 1996-08-14
CIK 895648

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1996


                         Commission file number 1-11656

                        GENERAL GROWTH PROPERTIES, INC.
                        -------------------------------
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

                                      N/A
                                      ---
  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES    X              NO
            ----------           ----------

The number of shares of Common Stock, $.10 par value, outstanding on August 13, 1996 was 27,333,025.







                                   1 of 24

                        GENERAL GROWTH PROPERTIES, INC.

                                     INDEX

                                                                                       PAGE
PART I        FINANCIAL INFORMATION                                                   NUMBER
                                                                                      ------
              Item 1:  Financial Statements

              Consolidated Balance Sheets
              as of June 30, 1996 and December 31, 1995 .......................            3

              Consolidated Statements of Operations
              for the three and six months ended June 30, 1996 and 1995 .......            4

              Consolidated Statements of Cash Flows
              for the six months ended June 30, 1996 and 1995 .................            5

              Notes to Consolidated Financial Statements ......................            6

              Item 2:  Management's Discussion and Analysis of
                       Financial Condition and Results of Operations ..........           11

              Company Portfolio Results and Funds from Operations .............           14

              Reconciliation of Company Funds from Operations to Company Net
              Income ..........................................................           14

              Breakdown of Company Portfolio Results and Funds from
              Operations for the three months ended June 30, 1996 .............           15

              Breakdown of Company Portfolio Results and Funds from
              Operations for the six months ended June 30, 1996 ...............           15

              Other Portfolio Data for the six months ended June 30, 1996 .....           16

              CenterMark Portfolio Results and Funds from Operations ..........           17

              Management's Discussion and Analysis of CenterMark Funds from
              Operations ......................................................           17

              Reconciliation of CenterMark Funds from Operations to CenterMark
              Net Income ......................................................           19

              GGP/Homart Portfolio Results and Funds from Operations ..........           20

              Reconciliation of GGP/Homart Funds from Operations to
              GGP/Homart Net Income ...........................................           21

              GGP Management, Inc. Statement of Operations for the three and
              six months ended June 30, 1996 ..................................           22

              Liquidity and Capital Resources of the Company ..................           23

PART II       OTHER INFORMATION
              Item 4:  Submission of Matters to a Vote of Security Holders ....           23

              Item 6:  Exhibits and Reports on Form 8-K .......................           24

              SIGNATURE .......................................................           24





                                   2 of 24

                          PART I.FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                        GENERAL GROWTH PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1996 AND DECEMBER 31, 1995

                (Dollars in thousands, except for share amounts)

                                     ASSETS

                                                                               JUNE 30,
                                                                                1996               DECEMBER 31,
                                                                             (UNAUDITED)               1995
                                                                             -----------           ------------
Investment in real estate:
   Land                                                                      $  152,470             $  144,517
   Buildings and equipment                                                    1,120,804              1,054,695
   Less accumulated depreciation                                               (169,721)              (153,275)
   Developments in progress                                                           -                 49,680
                                                                             ----------             ----------
      Net property and equipment                                              1,103,553              1,095,617
   Investment in CenterMark                                                     112,458                120,082
   Investment in GGP/Homart                                                     178,023                178,647
                                                                             ----------             ----------
      Net investment in real estate                                           1,394,034              1,394,346
Cash and cash equivalents                                                         5,106                 18,298
Tenant accounts receivable, net                                                  15,810                 14,831
Deferred expenses, net                                                           28,573                 24,752
Prepaid and other assets                                                          7,815                  3,755
                                                                             ----------             ----------
                                                                             $1,451,338             $1,455,982
                                                                             ==========             ==========

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage notes payable                                                       $1,047,340             $1,025,130
Notes and contracts payable                                                       1,068                  2,802
Dividends and distributions payable                                                   -                 18,650
Accounts payable and accrued expenses                                            36,062                 43,389
Accounts payable and accrued expenses -- affiliates                               1,657                  1,211
                                                                             ----------             ----------
                                                                              1,086,127              1,091,182
                                                                             ----------             ----------
Minority interest in Operating Partnership                                      135,570                135,417
                                                                             ----------             ----------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $100 par value; 5,000,000 shares authorized;
      none issued
   Common stock; $.10 par value; 70,000,000 shares authorized;
      27,272,560 shares issued and outstanding                                    2,727                  2,727
   Additional paid-in capital                                                   506,044                506,107
   Retained earnings (deficit)                                                 (279,130)              (279,451)
                                                                             ----------             ----------
      Total stockholders' equity                                                229,641                229,383
                                                                             ----------             ----------
                                                                             $1,451,338             $1,455,982
                                                                             ==========             ==========





  The accompanying notes are an integral part of these consolidated financial statements.





                                   3 of 24

                        GENERAL GROWTH PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (UNAUDITED)
                (Dollars in thousands, except per share amounts)


                                                            Three Months Ended                      Six Months Ended
                                                                  June 30,                               June 30,
                                                           1996               1995                1996               1995
                                                         --------           --------            --------           --------
Revenues:
  Minimum rents                                          $ 32,927           $ 24,475            $ 65,271           $ 48,744
  Tenant recoveries                                        14,513             11,947              30,651             24,740
  Percentage rents                                          1,389              1,120               2,769              2,331
  Other                                                       870                948               1,934              1,855
  Fees                                                      7,235                  -              12,676                  -
                                                         --------           --------            --------           --------
    Total revenues                                         56,934             38,490             113,301             77,670
                                                         --------           --------            --------           --------
Expenses:
  Property operating and management                        20,767             12,103              42,943             26,007
  Management fees to affiliate                                658                733               1,325              1,434
  Depreciation and amortization                             9,259              7,348              18,400             14,630
  General and administrative                                  758                718               1,493              1,415
                                                         --------           --------            --------           --------
    Total expenses                                         31,442             20,902              64,161             43,486
                                                         --------           --------            --------           --------
    Operating income                                       25,492             17,588              49,140             34,184

  Interest expense, net                                   (17,552)           (11,675)            (35,092)           (23,597)
  Equity in net income of unconsolidated
    real estate affiliates
       CenterMark                                           1,471              1,745               3,482              3,492
       GGP/Homart                                           2,196                  -               3,887                  -
                                                         --------           --------            --------           --------
  Income before extraordinary item and
    allocation to minority interest                        11,607              7,658              21,417             14,079
  Income allocated to minority interest                    (4,332)            (2,925)             (7,146)            (5,510)
                                                         --------           --------            --------           --------
  Income before extraordinary item                          7,275              4,733              14,271              8,569
  Extraordinary item (a)                                        -                  -              (2,291)                 -
                                                         --------           --------            --------           --------
       Net income                                        $  7,275           $  4,733            $ 11,980           $  8,569
                                                         ========           ========            ========           ========



  Earnings per share before extraordinary item           $    .27           $    .19            $    .52           $    .36
  Extraordinary item per share                                  -                  -                (.08)                 -
                                                         --------           --------            --------           --------
    Net earnings per share                               $    .27           $    .19            $    .44           $    .36
                                                         ========           ========            ========           ========

    (a) Charges related to early retirement of debt.





  The accompanying notes are an integral part of these consolidated financial statements.





                                   4 of 24

                        GENERAL GROWTH PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)
                             (Dollars in thousands)

                                                                                                        Six Months Ended
                                                                                                             June 30,
                                                                                                     1996               1995
                                                                                                    --------           --------
Cash flows from operating activities:
   Net income                                                                                       $ 11,980           $  8,569
   Adjustments to reconcile net income to net cash provided by operating activities:
      Extraordinary items - charges related to early retirement of debt                                2,291                  -
      Income allocated to minority interest                                                            7,146              5,510
      Equity in net income of unconsolidated real estate affiliates                                   (7,369)            (3,492)
      Provision for doubtful accounts                                                                  1,542               (280)
      Depreciation                                                                                    16,444             12,554
      Amortization                                                                                     1,956              2,077


   Net changes in:
      Tenant accounts receivable                                                                      (2,521)            (1,147)
      Prepaid and other assets                                                                        (4,122)              (544)
      Accounts payable and accrued expenses                                                           (1,848)            (1,384)
                                                                                                    --------           --------
         Net cash provided by operating activities                                                    25,499             21,863
                                                                                                    --------           --------


Cash flows from investing activities:
      Acquisition of real estate and improvements and additions to properties                        (32,633)           (46,517)
      Increase in investments in unconsolidated real estate affiliates                                  (121)
      Change in notes receivable affiliates                                                               61
      Increase in deferred expenses                                                                   (6,112)            (3,262)
      Dividends received from CenterMark Properties, Inc.                                             11,106             12,052
      Dividends received from GGP/Homart, Inc.                                                         4,633
                                                                                                    --------           --------
         Net cash used in investing activities                                                       (23,066)           (37,727)
                                                                                                    --------           --------

Cash flows from financing activities:
      Cash dividends paid to common stockholders                                                     (23,455)           (18,673)
      Cash distributed to operating partnership unitholders                                          (13,846)           (12,520)
      Proceeds from issuance of mortgage and other notes payable                                     367,212             33,500
      Principal payments on mortgage and other notes payable                                        (343,519)           (77,011)
      Retirement of common stock (net of sale proceeds)                                                  (62)
      Increase in deferred financing costs                                                            (1,955)
                                                                                                    --------           --------
         Net cash provided by financing activities                                                   (15,625)           (74,704)
                                                                                                    --------           --------

Net change in cash and cash equivalents                                                              (13,192)            (2,384)
Cash and cash equivalents at beginning of period                                                      18,298              5,617
                                                                                                    --------           --------
Cash and equivalents at end of period                                                               $  5,106           $  3,233
                                                                                                    ========           ========

Interest                                                                                            $ 38,172           $ 25,553
Interest capitalized                                                                                $  2,892           $  1,657






  The accompanying notes are an integral part of these consolidated financial statements.





                                   5 of 24

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

         As required by generally accepted accounting principles ("GAAP"), the Company accounts for its investments in CenterMark Properties, Inc. ("CenterMark") and GGP/Homart under the equity method. The Company includes its share of CenterMark's and GGP/Homart's net income in its statements of operations. The Company's investments in CenterMark and GGP/Homart, as reported in its balance sheet, are increased by the Company's proportionate share of net income and reduced by dividends that are received.

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

         The accompanying unaudited financial statements have been prepared by the Company's management, in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. The balance sheet as of December 31, 1995 was derived from the Company's audited financial statements.





                                   6 of 24

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

         On June 28, 1996, Westfield U.S. Investments, Pty. Limited exercised its option to acquire the remaining 30% of the outstanding CenterMark stock. The Option Stock will be purchased in two installments. The first installment in the amount of $87 million was paid on July 1, 1996, and the second installment in the amount of $130.5 million is due in January 1997. Proceeds from the first installment were used to repay the remaining balance outstanding on the Company's interim loan facility that was utilized in connection with the acquisition of GGP/Homart (See Note 4.)





                                   7 of 24

                        GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands except per share amounts)




                          CENTERMARK PROPERTIES, INC.
              CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

                                  (UNAUDITED)
                             (Dollars in thousands)

                                                                Three Months Ended                   Six Months Ended
                                                                      June 30,                            June 30,
                                                               1996              1995              1996              1995
                                                             --------           -------          --------          --------
Revenues
   Minimum rents                                             $ 22,336           $20,997          $ 43,479          $ 37,251
   Tenant recoveries                                           11,136             7,087            20,773            14,321
   Percentage rents                                               220                99             1,717               744
   Other                                                          841               440             1,680             1,449
                                                             --------           -------          --------          --------
   Total revenues                                              34,533            28,623            67,649            53,765

Operating expenses                                            (13,228)           (8,413)          (24,410)          (16,585)
Depreciation and amortization                                  (8,836)           (7,406)          (17,464)          (15,213)
                                                             --------           -------          --------          --------
   Net operating income                                        12,469            12,804            25,775            21,967

Interest expense, net                                          (7,454)           (9,055)          (14,680)          (14,189)
Equity in net income of unconsolidated
   real estate affiliates                                         110               614               957               953
Income allocated to minority interest                            (220)                -              (445)                -
                                                             --------           -------          --------          --------
   Net income                                                $  4,905           $ 4,363          $ 11,607          $  8,731
                                                             ========           =======          ========          ========


As of July 1, 1996, the Company cannot exert influence over the operations of CenterMark, so it will use the cost method of accounting until its remaining CenterMark stock is purchased in January 1997.


NOTE 4   GGP/HOMART ACQUISITION

On December 22, 1995, the Company jointly with four other investors acquired 100% of the stock of GGP/Homart, Inc. ("GGP/Homart") from Sears, Roebuck and Co. The other investors in GGP/Homart are the New York State Common Retirement Fund, Equitable Life Insurance Company of Iowa, USG Annuity & Life Company and The Trustees of the University of Pennsylvania. The Company acquired 38.2% of GGP/Homart for approximately $179,000 including certain transaction costs. The stockholders of GGP/Homart have agreed to contribute additional capital as required through the end of 1997, up to $80,000. GGP/Homart owns interests in twenty-five regional shopping malls and two properties currently under development. GGP/Homart elected real estate investment trust status for income tax purposes. The Company arranged a $125,000 interim loan facility in conjunction with the acquisition of GGP/Homart. As of June 30, 1996, $75,000 remained outstanding on the interim loan facility. On July 1, 1996, the Company retired the interim loan facility with the proceeds from the sale of CenterMark. (See Note 3)





                                   8 of 24

                        GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands except per share amounts)



                                GGP/HOMART, INC.
              CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996
                                  (UNAUDITED)
                             (Dollars in thousands)


                                                      Three Months Ended          Six Months Ended
                                                          June 30,                    June 30,
                                                            1996                        1996
                                                          --------                    --------
Revenues
   Minimum rents                                          $ 21,901                    $ 43,110
   Tenant recoveries                                         9,546                      18,783

   Percentage rents                                            838                       1,195
   Other                                                     1,139                       1,583
                                                          --------                    --------
   Total revenues                                           33,424                      64,671

Operating expenses                                         (14,346)                    (28,700)
Depreciation and amortization                               (5,346)                    (10,083)
                                                          --------                    --------
   Net operating income                                     13,732                      25,888


Interest expense, net                                       (9,380)                    (18,290)
Equity in net income of unconsolidated
   real estate affiliates                                    1,404                       2,584

Income allocated to minority interest                           (7)                         (7)
                                                          --------                    --------
   Net income                                             $  5,749                    $ 10,175
                                                          ========                    ========





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





                                   9 of 24

                        GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands except per share amounts)





NOTE 6   CONSTRUCTION LOAN FACILITY

         In September, 1995, the Company closed a $120,000 construction loan facility collateralized in part by two new developments in Winterhaven, Florida and Tracy, California. It is a variable rate loan with interest at the rate of 150 basis points over LIBOR. The loan proceeds will be used to pay for construction and all other development costs of both projects. The outstanding balance of the construction loan facility was $107,524 on June 30, 1996.

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

NOTE 8   EXTRAORDINARY ITEM

         The extraordinary item is the write-off of unamortized deferred financing costs related to the early extinguishment of the Company's credit facility and two other project loans.

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





                                 10 of 24

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company is primarily engaged in the ownership, acquisition, development and operation of enclosed regional shopping centers. It currently has interests in sixty-six regional malls and three power centers located in 18 states. In addition, two new enclosed regional malls located in Ocoee, Florida and Waterbury, Connecticut are currently under development. The Company will own 38.2% of the two new shopping centers and they are expected to have grand openings in late 1996 and 1997, respectively. Revenues are primarily derived from fixed minimum rents, percentage rents and recoveries of operating expenses from tenants. Inasmuch as the Company's financial statements reflect the use of the equity method to account for its investments in CenterMark and GGP/Homart, the discussion of results of operations below relates primarily to the revenues and expenses of the Original Centers. The Original Centers, the CenterMark Centers and the GGP/Homart Centers are collectively known as the "Company Portfolio". A separate discussion of CenterMark's and GGP/Homart's results of operations is presented below (see "CenterMark Portfolio Results and Funds from Operations" on page 17 and "GGP/Homart Portfolio Results and Funds from Operations" on page 20).

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

      Total revenues for the second quarter of 1996 were $56.9 million, which represents an increase of $18.4 million or approximately 47.8% from $38.5 million in the second quarter of 1995. Approximately $8.4 million of the increase is from properties that were acquired after June 30, 1995. Fee revenue in 1996 accounted for $7.2 million of the increase. Minimum rent for the second quarter of 1996 increased by $8.5 million or 34.5% from $24.4 million in 1995 to $32.9 million in 1996. The acquisition of properties after June 30, 1995, generated $6.2 million of the $8.5 million increase in minimum rents. Expansions, new developments, specialty leasing increases and a combination of occupancy and rental changes at the other centers accounted for the remaining $2.3 million increase in minimum rents. Tenant recoveries increased by $2.6 million from $11.9 million to $14.5 million for the second quarter of 1996, primarily due to the acquisition and development of new properties. For the second quarter of 1996 overage rents increased by $.3 million or approximately 24% to $1.4 million from $1.1 million in 1995. Most of the increase was from the acquisition of additional centers. Other revenues decreased by approximately $.1 million to $.9 million in the second quarter of 1996. Fee revenue of $7.2 million was generated by GGP Management's development, management, and leasing efforts and the Company's asset management and financing activities for the GGP/Homart Portfolio.

      Total expenses, including depreciation and amortization, increased by approximately $10.5 million or 50.4%, from $20.9 million in the second quarter of 1995 to $31.4 million in the second quarter of 1996. For the period ended June 30, 1996, property operating and management expenses increased by $8.6 million and depreciation and amortization increased by $1.9 million over the same period in 1995. The increase in property operating and management expenses, depreciation and amortization is virtually all attributable to the acquisition and development of new properties and the management expenses incurred to perform services for GGP/Homart.





                                 11 of 24

      Net interest expense for the second quarter of 1996 was $17.6 million, an increase of approximately $5.9 million, or 50.3% above the second quarter of 1995. The acquisition and development of new properties was responsible for approximately a $6.5 million increase. There were also $.6 million of interest savings due to lower interest rates, which together with the aforementioned $6.5 million increase produced the net $5.9 million increase in net interest expense.

      Equity in net income of unconsolidated real estate affiliates in the second quarter of 1996 increased by approximately $2.0 million or 110% to $3.7 million in 1996, from $1.7 million in the second quarter of 1995. Approximately $2.2 million of the increase is attributable to the Company's 38.2% interest in GGP/Homart's net income determined in accordance with generally accepted accounting principles. The remaining $.2 million decrease is from the Company's reduced ownership interest in CenterMark. The results of CenterMark's and GGP/Homart's operations are also presented and discussed below (see "CenterMark Portfolio Results and Funds from Operations" on Page 17 and "GGP/Homart Portfolio Results and Funds from Operations" on page 20).

SIX MONTHS ENDED JUNE 30, 1996 AND 1995

      Total revenues for the first half of 1996 were $113.3 million, which represents an increase of $35.6 million or approximately 45.9% from $77.7 million in the first half of 1995. Approximately $21 million of the increase is from properties that were acquired after June 30, 1995. Fee revenue accounted for $12.7 million of the increase. Minimum rent for the first six months of 1996 increased by $16.6 million or 33.9% from $48.7 million in 1995 to $65.3 million. The acquisition of properties after June 30, 1995, generated $12.3 million of the $16.6 million increase. Expansions, new developments, specialty leasing increases and a combination of occupancy and rental changes at the other centers accounted for the remaining $4.3 million increase in minimum rents. Tenant recoveries increased by $5.9 million or 23.9% from $24.7 million to $30.6 million for the first half of 1996, primarily due to the acquisition of new properties. For the first six months of 1996 overage rents increased by $.4 million or approximately 18.8% from $2.3 million in 1995. Most of the increase was from the acquisition of additional centers. Other revenues increased by approximately $.1 million or 4.3% to $1.9 million for the first half of 1996. Fee revenue of $12.7 million was generated by GGP Management's development, management, and leasing efforts and the Company's asset management and financing activities for the GGP/Homart Portfolio.

      Total expenses, including depreciation and amortization, increased by approximately $20.7 million or 47.6%, from $43.5 million in 1995 to $64.2 million in the first six months of 1996. For the period ended June 30, 1996, property operating and management expenses increased by $16.9 million and depreciation and amortization increased by $3.8 million over the same period in 1995. The increase in property operating and management expenses, depreciation and amortization is virtually all attributable to the acquisition and development of new properties and the management expenses incurred to perform services for GGP/Homart.

      Net interest expense for the first half of 1996 was $35.1 million, an increase of approximately $11.5 million or 48.7% up from $23.6 million during the same period in 1995. The acquisition and development of new properties was responsible for a $12.5 million increase. Interest savings, due to lower interest rates reduced net interest expense by $1.0 million, for a net increase of $11.5 million.





                                   12 of 24

      Equity in net income of unconsolidated real estate affiliates increased by approximately $3.9 million or 111% to $7.4 million for the first six months of 1996, from $3.5 million in the first six months of 1995. Approximately $3.9 million of the increase is attributable to the Company's 38.2% interest in GGP/Homart's net income determined in accordance with generally accepted accounting principles. The decrease in CenterMark's net income was due to the reduced ownership percentage. (See
      Note 3) The results of CenterMark's and GGP/Homart's operations are also presented and discussed below (see "CenterMark Portfolio Results and Funds from Operations" on Page 17 and "GGP/Homart Portfolio Results and Funds from Operations" on page 20).

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

The Company's share of CenterMark's and GGP/Homart's funds from operations does not represent the net effective incremental contribution to the Company made by the CenterMark and GGP/Homart centers. Accordingly, management believes the following schedule of the relative share of Company Portfolio net operating income (funds from operations before interest expense) contributed by each of the Original Centers, the CenterMark Centers and the GGP/Homart Centers provides a better indication of the significance of each portfolio to the Company's overall funds from operations. The net operating income from the Company's Portfolio is essentially equivalent to earnings before interest, taxes, depreciation and amortization (EBITDA). Operating results of the Company's property management subsidiary are consolidated with property operations in the Company's Consolidated Statements of Operations and are included below with the Original Centers.

                                                      THREE MONTHS                       SIX MONTHS
                                                        ENDED            % OF               ENDED        % OF
         NET OPERATING INCOME BY PORTFOLIO           JUNE 30, 1996       TOTAL         JUNE 30, ENDED    TOTAL
         ---------------------------------           -------------      -------        --------------   ------
        Original Centers                               $33,511          65.76%            $65,038       65.11%
        30% of CenterMark                                7,720          15.15%             15,894       15.91%
        38.2% of GGP/Homart                              9,726          19.09%             18,951       18.97%
                                                       -------         ------             -------      ------
        Company Portfolio Net Operating Income         $50,957         100.00%            $99,883      100.00%
                                                       =======         ======             =======      ======

The Company Portfolio results and funds from operations reflected below for the three and six months ended June 30, 1996 and 1995 do not purport to project results for any future period.





                                   13 of 24

              COMPANY PORTFOLIO RESULTS AND FUNDS FROM OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                  (UNAUDITED)

                  (In thousands, except for per share amounts)

                                                                  Three Months Ended                      Six Months Ended
                                                                       June 30,                               June 30,
                                                                1996               1995                 1996           1995
                                                              --------           --------             --------       --------
Revenue
   Minimum rents (a)                                          $ 51,076           $ 33,934             $101,420       $ 67,376
   Tenant recoveries                                            23,672             15,925               48,843         32,721
   Percentage rents                                              1,839              1,237                3,974          2,783
   Other                                                         1,133              1,195                2,707          2,535
   Fees                                                          7,504                  -               12,721
                                                              --------           --------             --------       --------
     Total revenues                                           $ 85,224           $ 52,291             $169,665       $105,415

Operating expenses (b)                                         (33,509)           (17,898)             (68,289)       (37,929)
General and administrative                                        (758)                 -               (1,493)             -
                                                              --------           --------             --------       --------
   Net operating income                                         50,957             34,393               99,883         67,486

Interest expense, net                                          (25,283)           (15,493)             (50,474)       (31,202)
                                                              --------           --------             --------       --------
Operating Partnership funds from operations                   $ 25,674           $ 18,900             $ 49,409       $ 36,284

Less: FFO allocable to Operating
      Partnership unitholders                                 $  9,531           $  7,222             $ 18,341       $ 14,201
                                                              --------           --------             --------       --------

Company funds from operations                                 $ 16,143           $ 11,678             $ 31,068       $ 22,083
                                                              ========           ========             ========       ========

FFO per share                                                 $    .59           $    .47             $   1.14       $   0.93
                                                              ========           ========             ========       ========




                               COMPANY PORTFOLIO
             RECONCILIATION OF FUNDS FROM OPERATIONS TO NET INCOME

                       (Dollars in thousands - Unaudited)

                                                                          Three Months Ended              Six Months Ended
                                                                             June 30,                         June 30,
                                                                       1996              1995           1996            1995
                                                                     --------          --------       --------        --------
Operating Partnership funds from operations (from above)             $ 25,674          $ 18,900       $ 49,409        $ 36,284
Depreciation and amortization of real estate costs                    (15,681)          (11,985)       (31,086)        (23,710)
Straight-line rent (not included in FFO, so it must be
     added in order to reconcile to GAAP net income)                    1,561               743          3,019           1,505
Allocations to Operating Partnership unitholders                       (4,279)           (2,925)        (7,071)         (5,510)
Extraordinary item (c)                                                      -                 -         (2,291)              -
                                                                     --------          --------       --------        --------
     Net income                                                      $  7,275          $  4,733       $ 11,980        $  8,569
                                                                     ========          ========       ========        ========



(a) Excluding straight-line rents for the three and six months ended June 30, 1996 and 1995, of $1,561 and $3,019 and $743 and $1,505, respectively.
(b) Excluding depreciation and amortization of capitalized real estate costs other than financing fees/costs.
(c)  Charges related to early retirement of debt.







                                   14 of 24

      BREAKDOWN OF COMPANY PORTFOLIO RESULTS AND FUNDS FROM OPERATIONS
                  FOR THE THREE MONTHS ENDED JUNE 30, 1996
                                 (UNAUDITED)
                (In thousands, except for per share amounts)


                                   Original      GGP/                          GGP
                                   Centers      Homart      CenterMark     Management          Total
                                   --------     ------      ----------     ----------          -----
Revenues
   Minimum rents (a)              $ 31,985      $10,937      $ 8,154                         $ 51,076
   Tenant recoveries                14,514        5,223        3,935                           23,672
   Percentage rents                  1,389          383           67                            1,839
   Other                               870          518         (255)                           1,133
   Fees                              1,973                       532          4,999             7,504
                                  --------      -------      -------        -------          --------
     Total revenues                 50,731       17,061       12,433          4,999            85,224
Operating expenses (b)             (17,444)      (7,335)      (4,713)        (4,017)          (33,509)
General and administrative            (758)                                                      (758)
                                  --------      -------      -------        -------          --------
   Net operating income             32,529        9,726        7,720            982            50,957
Interest expense, net              (17,552)      (4,757)      (2,974)                         (25,283)
                                  --------      -------      -------        -------          --------
Operating Partnership funds       $ 14,977      $ 4,969      $ 4,746        $   982          $ 25,674
   from operations                ========      =======      =======        =======          ========

Funds from operations per                                                                    $   0.59
   share/unit                                                                                ========




       BREAKDOWN OF COMPANY PORTFOLIO RESULTS AND FUNDS FROM OPERATIONS
                    FOR THE SIX MONTHS ENDED JUNE 30, 1996
                                 (UNAUDITED)
                 (In thousands, except for per share amounts)

                                   Original      GGP/                          GGP
                                   Centers      Homart      CenterMark     Management          Total
                                   --------     ------      ----------     ----------          -----
Revenues
   Minimum rents (a)              $ 63,395     $ 21,999     $16,026                          $101,420
   Tenant recoveries                30,652       10,643       7,548                            48,843
   Percentage rents                  2,769          590         615                             3,974
   Other                             1,934          763          10                             2,707
   Fees                              2,788                      539          9,394             12,721
                                  --------     --------     -------        -------           --------
      Total revenues               101,538       33,995      24,738          9,394            169,665
Operating expenses (b)             (36,418)     (15,044)     (8,844)        (7,983)           (68,289)
General and administrative          (1,493)                                                    (1,493)
                                  --------     --------     -------        -------           --------
   Net operating income             63,627       18,951      15,894          1,411             99,883
Interest expense, net              (35,092)      (9,493)     (5,889)                          (50,474)
                                  --------     --------     -------        -------           --------
Operating Partnership funds from  $ 28,535     $  9,458     $10,005        $ 1,411           $ 49,409
   operations                     ========     ========     =======        =======           ========
Funds from operations per                                                                    $   1.14
   share/unit                                                                                ========

(a) Excluding straight-line rent of $1,561 and $3,019 for the three months ended June 30, 1996.

(b) Excluding depreciation and amortization of capitalized real estate costs other than financing fees/costs.


                                   15 of 24

                         OTHER COMPANY PORTFOLIO DATA
             AS OF AND/OR FOR THE SIX MONTHS ENDED JUNE 30, 1996
              (In thousands, except for per square foot amounts)

                                 Original    GGP/                  Total or
                                 Centers     Homart   CenterMark    Average
                                 --------    ------   ----------   --------
Occupancy of centers not
under redevelopment                 85.0%      82.6%      89.2%        85.1%

Tenant allowances                 $5,088     $5,248     $  661      $10,997

Annualized sales per sq. ft.      $  246     $  234     $  265      $   250

Average rent per sq. ft.
   of new/renewal leases          $20.47     $24.68     $26.80      $ 24.08

Average rent per sq. ft.
   of expiring leases             $18.70     $21.61     $16.15      $ 18.79

% change in total sales              6.9%       5.3%       6.9%         6.3%


(a) Data is for 100% of the non-anchor GLA in each portfolio, including those centers that are owned in joint ventures with others.




                  TOTAL PORTFOLIO DEBT MATURITY SUMMARY (a)
                             AS OF JUNE 30, 1996
                            (Dollars in Thousands)



                         Original Centers          GGP/Homart                CenterMark      Total Portfolio Debt
                         ----------------      -------------------       -----------------   ------------------------
                                   Average                 Average                 Average                  Average
                          Amount    Rate       Amount       Rate         Amount     Rate         Amount      Rate
                          ------   -------     ------      -------       ------    -------       -------    -------
1996                    $  271,474   8.13%    $ 80,601       7.74%      $    463    9.28%        $352,538    8.05%
1997                                    -            -          -              -       -            -            -
1998                       107,524   6.85%      34,380       6.92%             -       -          141,904    6.86%
1999                       112,461   8.75%     100,343       7.40%        59,100    6.29%         271,904    7.72%
2000                             -      -       11,460       7.15%        11,160    8.30%          22,620    7.72%
Subsequent                 555,881   6.64%      87,914       7.89%        98,015    7.46%         741,810    6.90%
                        ----------   -----    --------       -----      --------    -----      ----------    -----
Totals                  $1,047,340   7.27%    $314,698       7.47%      $168,738    7.11%      $1,530,776    7.30%
                        ==========   =====    ========       =====      ========    =====      ==========    =====

Floating Rate           $  182,524   7.11%    $139,159       7.17%      $ 19,578    7.34%      $  341,261    7.15%
Fixed Rate                 864,816   7.31%     175,539(b)    7.71%       149,160    7.08%       1,189,515    7.34%
                        ----------   -----    --------       -----      --------    -----      ----------    -----

Totals                  $1,047,340   7.27%    $314,698       7.47%      $168,738    7.11%      $1,530,776    7.30%
                        ==========   =====    ========       =====      ========    =====      ==========    =====

(a) GGP/Homart and CenterMark debt reflects the Operating Partnership's their total portfolio debt.
(b) Includes $34,381 of floating rate debt with a 9% cap on the all-in rate through maturity in December 1998.


                                   16 of 24

CENTERMARK PORTFOLIO RESULTS AND FUNDS FROM OPERATIONS

CenterMark owns 100% of 11 retail properties and has various percentage interests in 8 other retail properties. It also owns 14 department stores that are net leased to the May Company and a 116-unit apartment project. As required by generally accepted accounting principles, CenterMark uses the equity method to account for investments in joint venture properties that are not eligible for consolidation. The Company Portfolio results and funds from operations reflected above include the Company's share of CenterMark's funds from operations. In order to portray the sources of CenterMark's funds from operations in a more meaningful and useful manner, the CenterMark Portfolio results presented below comprise 100% of the revenues and expenses of the wholly owned CenterMark Centers and CenterMark's various percentage interests of the revenues and expenses of CenterMark Centers that are owned in part by unaffiliated joint venture partners.

In December 1995, the Company sold 25% of its interest in CenterMark to Westfield U.S. Investments Pty. Limited. As a result of the sale, the Company's ownership was reduced to 30% of the then outstanding CenterMark'stock. Concurrently with the sale of the stock, the Company also granted Westfield
U.S. Investments Pty. Limited an option to purchase the remainder of the Company's CenterMark'stock ("Option Stock") for $217,500. On June 28, 1996, Westfield U.S. Investments, Pty. Limited exercised its option to acquire the remaining 30% of the outstanding CenterMark'stock. The Option Stock will be purchased in two installments. The first installment was purchased on July 1, 1996, and the final installment is due in January 1997.

The Company's share of CenterMark funds from operations does not take into account interest expense paid on debt that was incurred to fund a majority of the original $182 million cash purchase price for CenterMark's stock. Also not charged against CenterMark's funds from operations are certain general and administrative costs incurred by the Company that are attributable to the management and oversight of its investment in CenterMark. Accordingly, the net effective incremental contribution to the Company's funds from operations generated by the CenterMark Centers is substantially less than the amounts reflected below. See the discussion above regarding the relative contributions to net operating income (similar to EBITDA) made by each of the Original Centers, the CenterMark Centers and the GGP/Homart Centers. Management believes that contributions to Company Portfolio net operating income is the best indication of the relative significance to the Company of each of the Original Centers, the CenterMark Centers and the GGP/Homart Centers.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF CENTERMARK'S FUNDS FROM OPERATIONS (Dollars in thousands)

THREE MONTHS ENDED JUNE 30, 1996 AND 1995

CenterMark's  funds from operations during the second quarter of 1996 increased by $.4 million or 2.6% from $15.4 million in 1995 to $15.8 million. Minimum rents increased by $2.1 million or 8.6% from $25.0 million in the second quarter of 1995 to $27.1 million. Rental increases and increased leasing activity, including the addition of an AMC Theater at Mission Valley accounted for $1.9 million of the increase in minimum rents.
The specialty leasing program generated the remaining $.2 million of the increase in minimum rents for the second quarter of 1996. Tenant recoveries increased from $9.9 million in the second quarter of 1995 to $13.1 million for the second quarter of 1996, due to


                                   17 of 24
higher recoverable operating costs. Percentage rents and other revenues increased by $.2 million to $1.1 million for the quarter ended June 30, 1996. Operating expenses increased by $4.8 million or 44% from $10.9 million to $15.7 million. The increase is primarily attributable to higher recoverable operating expenses. Net interest expense increased by $.4 million or 4.2% from $9.5 million in 1995 to $9.9 million for the second quarter of 1996. Interest expense increased due to additional borrowings on CenterMark's line of credit to fund expansion and redevelopment projects.

SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Total revenues for the first half of 1996 increased by $10.3 million or 14.3% to $82.5 million. Minimum rents increased by $4.0 million or 8.2% from $49.4 million in the first half of 1995. Rental increases coupled with increased leasing activity, including the addition of an AMC Theater at Mission Valley accounted for $3.4 million of the increase in minimum rents. The specialty leasing program generated the remaining $.6 million of the increase in minimum rents for the six months ended June 30, 1996. Tenant recoveries increased from $20.0 million in the first half of 1995 to $25.2 million for the comparable period in 1996, due to higher recoverable operating costs. Percentage rents and other revenues increased by $1.1 million to $3.9 million for the quarter ended June 30, 1996. Operating expenses increased by $6.8 million from $22.7 million to $29.5 million. Net interest expense increased by 3.3% or $.6 million from $19.0 million in 1995 to $19.6 million for the first half of 1996. Interest expense increased due to additional borrowings on CenterMark's line of credit to fund expansion and redevelopment projects. The increase in operating expense is primarily due to higher recoverable operating costs. For the six months ended June 30, 1996, CenterMark's funds from operations increased 9.5% or $2.9 million, from $30.4 million in 1995 to approximately $33.3 million.


                                   18 of 24

           CENTERMARK PORTFOLIO RESULTS AND FUNDS FROM OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                                 (UNAUDITED)
                (In thousands, except for per share amounts)

                                                                Three Months Ended            Six Months Ended
                                                                      June 30,                     June 30,
                                                               1996          1995           1996            1995
                                                            ---------      --------       --------       ---------
Revenues
   Minimum rents (a)                                        $ 27,180       $ 25,035       $ 53,419       $ 49,360
   Tenant recoveries                                          13,113          9,945         25,158         19,953
   Percentage rents                                              222            292          2,051          1,130
   Other                                                         926            618          1,831          1,700
                                                            --------       --------       --------       --------
      Total revenues                                        $ 41,441       $ 35,890       $ 82,459         72,143

Operating expenses (b)                                       (15,708)       (10,903)       (29,479)       (22,685)
                                                            --------       --------       --------       --------
   Net operating income                                       25,733         24,987         52,980         49,458

Interest expense, net                                         (9,913)        (9,543)       (19,630)       (19,010)
                                                            --------       --------       --------       --------
CenterMark funds from operations                            $ 15,820       $ 15,444       $ 33,350       $ 30,448
                                                            ========       ========       ========       ========

Operating Partnership's share of CenterMark FFO (c)         $  4,746       $  6,178       $ 10,005       $ 12,179
                                                            ========       ========       ========       ========

FFO per share/unit                                          $    .11  $    $    .15       $    .23       $    .31
                                                            ========       ========       ========       ========


                              CenterMark Portfolio
             Reconciliation of Funds from Operations to Net Income
                      (Dollars in thousands - Unaudited)

                                                                Three Months Ended            Six Months Ended
                                                                      June 30,                     June 30,
                                                               1996          1995            1996           1995
                                                            ---------      --------       --------       ---------
CenterMark funds from operations (from above)               $ 15,820       $ 15,444       $ 33,350       $ 30,448
Less:  Depreciation and amortization - real estate           (11,299)       (11,551)       (22,613)       (22,700)
Add:   Straight-line rent not included in FFO                    384            470            870            983
                                                            --------       --------       --------       --------

     CenterMark net income                                  $  4,905       $  4,363       $ 11,607       $  8,731
                                                            ========       ========       ========       ========

Operating Partnership's share of CenterMark
net income (d)                                              $  1,471       $  1,745       $  3,482       $  3,492
                                                            ========       ========       ========       ========


(a)  Excluding straight-line rents for the three and six months ended
     June 30, 1996 and 1995, of $384 and $870 and $470 and $983, respectively.

(b) Excluding depreciation and amortization of capitalized real estate costs other than financing fees/costs.

(c) During the six months ended June 30, 1996 and 1995, the Company owned 30% and 40% of CenterMark, respectively.

(d) CenterMark net income is reflected as equity in net income of unconsolidated real estate affiliates on the Company's Consolidated
      Statements of Operations (see Page 4 above) (c).



                                   19 of 24

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

        The Company's share of GGP/Homart's funds from operations does not take into account interest expense paid on debt that was incurred to fund a majority of the $179 million initial cash purchase price for 38.2% of GGP/Homart's stock. Also not charged against GGP/Homart's funds from operations are certain general and administrative costs incurred by the Company that are attributable to the management and oversight of its investment in GGP/Homart. Accordingly, the net effective incremental contribution to the Company's funds from operations generated by the GGP/Homart Centers is substantially less than the amounts reflected below. See the discussion above regarding the relative contributions to net operating income (similar to EBITDA) made by each of the Original Centers, the CenterMark Centers and the GGP/Homart Centers.
Management believes that contributions to Company Portfolio net operating income is the best indication of the relative significance to the Company of each of the Original Centers, the CenterMark Centers and the GGP/Homart Centers.

        The GGP/Homart Centers are located primarily in major metropolitan areas, including suburbs of San Diego and San Francisco, California; Phoenix, Arizona; Houston and Dallas - Fort Worth, Texas; Philadelphia, Pennsylvania; Miami/Ft. Lauderdale, Florida; and Washington, D.C. The GGP/Homart Centers contain approximately 20.8 million square feet of total GLA and approximately
7.5 million square feet of Mall Stores. There are 105 Anchors and more than 2,400 Mall Stores in the GGP/Homart Centers. On April 30, 1996, GGP/Homart acquired an additional 31% ownership interest in Vista Ridge, increasing GGP/Homart's ownership interest to 80%. Due to the acquisition of the additional interest in Vista Ridge, GGP/Homart now consolidates Vista Ridge into its GAAP basis financial statements. Vista Ridge is located in Lewisville, Texas and has approximately one million square feet of total GLA including Sears, Dillard's, Foley's and JC Penney as anchors.

                                  20 of 24

            GGP/HOMART PORTFOLIO RESULTS AND FUNDS FROM OPERATIONS
               FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996
                                 (UNAUDITED)
                 (In thousands, except for per share amounts)

                                                                          Three Months Ended      Six Months Ended
                                                                               June 30,               June 30,
                                                                                 1996                     1996
                                                                          ------------------      ----------------
Revenues
   Minimum rents (a)                                                         $ 28,624             $ 57,575
   Tenant recoveries                                                           13,668               27,853
   Percentage rents                                                             1,003                1,543
   Other                                                                        1,357                1,998
                                                                             --------             --------
      Total revenues                                                           44,652               88,969

Operating expenses (b)                                                        (19,199)             (39,374)
                                                                             --------             --------
   Net operating income                                                        25,453               49,595

Interest expense, net                                                         (12,450)             (24,843)
                                                                             --------             --------
GGP/Homart  funds from operations                                            $ 13,003               24,752
                                                                             ========             ========

Operating Partnership's share (38.2%) of GGP/Homart FFO                      $  4,969             $  9,458
                                                                             ========             ========

FFO per share/unit                                                           $    .11             $   0.22
                                                                             ========             ========

                             GGP/HOMART PORTFOLIO
            RECONCILIATION OF FUNDS FROM OPERATIONS TO NET INCOME
                      (Dollars in thousands - Unaudited)

                                                                          Three Months Ended      Six Months Ended
                                                                               June 30,               June 30,
                                                                                 1996                     1996
                                                                          ------------------      ----------------
GGP/Homart funds from operations (from above)                                $ 13,003                $ 24,752
Less:  Depreciation and amortization - real estate                             (8,574)                (16,887)
Add:   Straight-line rent not included in FFO                                   1,320                   2,310
                                                                             --------                --------

   GGP/Homart net income                                                     $  5,749                $ 10,175
                                                                             ========                ========

Operating Partnership's share of GGP/Homart net income (c)                   $  2,197                $  3,888
                                                                             ========                ========



(a) Excluding straight-line rents for the three and six months ended June 30, 1996 of $1,320 and $2,310, respectively.

(b) Excluding depreciation and amortization of capitalized real estate costs other than financing fees/costs.

(c) GGP/Homart's net income is reflected as equity in net income of unconsolidated real estate affiliates on Company's Consolidated Statements of Operations (see Page 4 above).



                                   21 of 24

GGP MANAGEMENT, INC.

In December 1995, the Company formed GGP Management, Inc. to manage, lease, develop and operate enclosed regional malls. The Company consolidates GGP Management, Inc. in its financial statements. The Company owns 95% of the economic interest through non-voting preferred stock. The 5% minority interest is held by five key employees who hold common stock with voting rights. The operating results of GGP Management, Inc. are included in the Company Portfolio Results. Currently, GGP Management Inc.'s primary function is to manage, lease, develop and operate the GGP/Homart Centers. The following schedule reflects the revenues and expenses related to the operations of GGP Management, Inc. for the three and six months ended June 30, 1996.


                              GGP MANAGEMENT, INC.
                            STATEMENT OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1996
                                 (UNAUDITED)
                    (In thousands, except per share amounts)

                                                                             Three Months         Six Months
                                                                                 Ended               Ended
                                                                             June 30, 1996       June 30, 1996
                                                                            --------------      --------------
Revenues
 Management, leasing and development services                                  $ 5,262             $ 9,888

Expenses
 Operating expense                                                              (4,228)             (8,403)
                                                                               -------             -------
Net operating income                                                           $ 1,034             $ 1,485
                                                                               =======             =======
GGP Management, Inc. Funds from Operations                                     $ 1,034             $ 1,485
                                                                               =======             =======
Operating Partnership's share (95%) of GGP Management's FFO                    $   982             $ 1,411
                                                                               =======             =======
FFO per share/unit                                                             $  0.02             $  0.03
                                                                               =======             =======

                                   22 of 24

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

       The Company uses undistributed funds from operations as the principal source of funding for recurring capital expenditures such as tenant construction allowances and minor improvements made to individual properties that are not recoverable through common area maintenance charges to tenants. Funding alternatives for new development, expansions and major renovation programs at individual centers include construction loans, mini-permanent loans, long-term project financing, additional property level or Company level equity investments, unsecured Company level debt or secured loans collateralized by individual shopping centers.


       The following factors, among others, will affect funds from operations and, accordingly, influence the decisions of the Board of Directors regarding distributions: (i) scheduled increases in base rents of existing leases; (ii) changes in minimum base rents and/or percentage rents attributable to replacement of existing leases with new or renewal leases; (iii) changes in occupancy rates at existing centers and procurement of leases for newly developed centers; and (iv) the Company's share of funds from operations generated by CenterMark and GGP/Homart and dividend distributions therefrom, less oversight costs and debt service on additional loans that were incurred to finance a portion of the cash purchase price for CenterMark's and GGP/Homart's stock. The Company anticipates that its funds from operations, and potential new debt or equity from future new financings or refinancings will provide adequate liquidity to conduct its operations, fund general and administrative expenses, operating costs and interest payments and allow distributions to the Company's stockholders in accordance with the requirements of the Internal Revenue Code of 1986, as amended, for continued qualification as a real estate investment trust and to avoid any Company level federal income or excise tax.

                          PART II.  OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its Annual Meeting of Stockholders held on May 21, 1996, the REIT presented to stockholders the re-election of Matthew Bucksbaum and Beth Stewart as Directors, the approval of an amendment to the REIT's 1993 Stock Incentive Plan to increase the number of shares available for issuance thereunder to 2,000,000 and the reappointment of Coopers & Lybrand L.L.P. as Independent Auditors. A total of 27,272,560 shares were eligible to vote on each matter presented at the Annual Meeting, all of which were approved by the following votes of stockholders:

                                                      NUMBER OF
                                                       SHARES
              MATTER                         FOR       AGAINST         ABSTAIN
              ------                         ---      ---------        -------
1.   (a)Re-elect Matthew Bucksbaum       24,468,789     432,677              -
     (b)Re-elect Beth Stewart            24,467,770     433,696              -
2.   Amendment to 1993 Stock
     Incentive Plan                      21,468,010   3,348,916         84,540
3.   Reappoint Coopers & Lybrand
     L.L.P. as Independent Auditors      24,821,403      54,808         25,255


                                  23 of 24

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - Not applicable

(b)  Reports on Form 8-K - Not applicable


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     GENERAL GROWTH PROPERTIES, INC.
Date:  August 13, 1996
                                     /s/ Bernard Freibaum
                                     ------------------------------------------
                                     Bernard Freibaum Executive
                                     Vice President and Chief Financial Officer


                                    24 of 24