Form 10-Q
period 1996-09-30
GENERAL GROWTH PROPERTIES INC
filed 1996-11-14
CIK 895648

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1996


                         Commission file number 1-11656

                        GENERAL GROWTH PROPERTIES, INC.
             -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


                      Delaware                      42-1283895
            -------------------------------  -----------------------
            (State or other jurisdiction of     (I.R.S. Employer
            incorporation or organization)    Identification Number)


                      55 W. Monroe St., Chicago, IL 60603
               -------------------------------------------------
               (Address of principal executive offices, Zip Code)

                                 (312) 551-5000
              ---------------------------------------------------
              (Registrant's telephone number, including area code)


                                  N/A
                    --------------------------------
          (Former name, former address and former fiscal year,
                     if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                YES   X    NO
                                     ---      ---

The number of shares of Common Stock, $.10 par value, outstanding on November 13, 1996 was 29,893,257.

                                1 of 23

                        GENERAL GROWTH PROPERTIES, INC.

                                     INDEX
                                     -----

PART I   FINANCIAL INFORMATION                                                    PAGE
                                                                                 NUMBER
                                                                                -------
         Item 1:  Financial Statements

         Consolidated Balance Sheets
         as of September 30, 1996 and December 31, 1995 .........................  3

         Consolidated Statements of Operations
         for the three and nine months ended September 30, 1996 and 1995.........  4

         Consolidated Statements of Cash Flows
         for the nine months ended September 30, 1996 and 1995...................  5

         Notes to Consolidated Financial Statements..............................  6

         Item 2:  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..................  11

         Company Portfolio Results and Funds from Operations.....................  14

         Reconciliation of Company Funds from Operations to Company Net Income...  15

         Breakdown of Company Portfolio Results and Funds from
         Operations for the three months ended September 30, 1996................  16

         Breakdown of Company Portfolio Results and Funds from
         Operations for the nine months ended September 30, 1996.................  16

         Other Portfolio Data for the nine months ended September 30, 1996.......  17

         CenterMark Portfolio Results and Funds from Operations..................  18

         Management's Discussion and Analysis of CenterMark Funds from Operations  18

         Reconciliation of CenterMark Funds from Operations to CenterMark Net
         Income..................................................................  19

         GGP/Homart Portfolio Results and Funds from Operations..................  20

         Reconciliation of GGP/Homart Funds from Operations to GGP/Homart Net
         Income..................................................................  21

         General Growth Management, Inc. Statement of Operations for the three and nine months ended September 30, 1996................................  22

         Liquidity and Capital Resources of the Company..........................  23

PART II  OTHER INFORMATION

         Item 6:  Exhibits and Reports on Form 8-K...............................  23

         SIGNATURE...............................................................  23


                                2 of 23

                         PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                      GENERAL GROWTH PROPERTIES, INC.
                        CONSOLIDATED BALANCE SHEETS
                  SEPTEMBER 30, 1996 AND DECEMBER 31, 1995
              (Dollars in thousands, except for share amounts)

                                                              ASSETS
                                                                                                  SEPTEMBER 30,
                                                                                                       1996          DECEMBER 31,
                                                                                                   (UNAUDITED)           1995
                                                                                                    ---------        ------------
Investment in real estate:
   Land                                                                                           $   152,339        $   144,517
   Buildings and equipment                                                                          1,133,586          1,054,695
   Less accumulated depreciation                                                                     (178,159)          (153,275)
   Developments in progress                                                                            19,448             49,680
                                                                                                  -----------        -----------
      Net property and equipment                                                                    1,127,214          1,095,617
   Investment in CenterMark                                                                            67,687            120,082
   Investment in GGP/Homart                                                                           188,691            178,647
                                                                                                  -----------          ---------
      Net investment in real estate                                                                 1,383,592          1,394,346
Cash and cash equivalents                                                                               5,398             18,298
Tenant accounts receivable, net                                                                        19,799             14,831
Deferred expenses, net                                                                                 29,773             24,752
Investment in General Growth Management, Inc. ("GGMI")                                                 12,986                  -
Note Receivable - GGMI                                                                                 42,367                  -
Prepaid and other assets                                                                                7,036              3,755
                                                                                                  -----------        -----------
                                                                                                  $ 1,500,951        $ 1,455,982
                                                                                                  ===========        ===========
                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                                                            $   998,814        $ 1,025,130
Notes and contracts payable                                                                             1,068              2,802
Dividends and distributions payable                                                                         -             18,650
Accounts payable and accrued expenses                                                                  44,764             43,389
Accounts payable and accrued expenses -- affiliates                                                         -              1,211
                                                                                                  -----------        -----------
                                                                                                    1,044,646          1,091,182
                                                                                                  -----------        -----------
Minority interest in Operating Partnership                                                            169,037            135,417
Commitments and contingencies                                                                     -----------        -----------
Stockholders' equity:
   Preferred stock, $100 par value; 5,000,000 shares authorized;
      none issued
   Common stock; $.10 par value; 70,000,000 shares authorized;
      28,888,880 shares issued and outstanding
         (27,272,560 as of 12/31/95)                                                                    2,889              2,727
   Additional paid-in capital                                                                         545,727            506,107
   Retained earnings (deficit)                                                                       (261,348)          (279,451)
                                                                                                  -----------        -----------
      Total stockholders' equity                                                                      287,268            229,383
                                                                                                  -----------        -----------
                                                                                                  $ 1,500,951        $ 1,455,982
                                                                                                  ===========        ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                3 of 23

                      GENERAL GROWTH PROPERTIES, INC.
                   CONSOLIDATED STATEMENTS OF OPERATIONS
      FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                (UNAUDITED)
              (Dollars in thousands, except per share amounts)


                                                      Three Months Ended          Nine Months Ended
                                                         September 30,              September 30,
                                                      1996          1995         1996          1995
                                                      ----          ----         ----          ----
Revenues:
  Minimum rents                                     $33,359       $25,279      $98,630       $74,023
  Tenant recoveries                                  15,353        14,676       46,004        39,416
  Percentage rents                                    1,121         1,218        3,890         3,549
  Other                                                 955         1,336        2,889         3,191
  Fees                                                  781             -       13,457             -
                                                    -------       -------      -------       -------
     Total revenues                                  51,569        42,509      164,870       120,179
                                                    -------       -------      -------       -------
Expenses:
  Property operating and management                  15,367        14,715       58,310        40,722
  Management fees to affiliate                            -           420        1,325         1,854
  Depreciation and amortization                       9,728         7,874       28,128        22,504
  General and administrative                            801           686        2,294         2,101
                                                    -------       -------      -------       -------
     Total expenses                                  25,896        23,695       90,057        67,181
                                                    -------       -------      -------       -------
     Operating income                                25,673        18,814       74,813        52,998

Interest expense, net                               (15,045)      (10,891)     (50,137)      (34,488)
Equity in net income of unconsolidated
affiliates:
     CenterMark                                       2,868         2,110        6,350         5,602
     GGP/Homart                                       1,878             -        5,765             -
     General Growth Management, Inc.                   (919)            -         (919)            -
Gain on sale of CenterMark stock                     43,820             -       43,820             -
                                                    -------       -------      -------       -------
Income before extraordinary item and
  allocation to minority interest                    58,275        10,033       79,692        24,112
Income allocated to minority interest               (21,608)       (3,771)     (28,754)       (9,281)
                                                    -------       -------      -------       -------
Income before extraordinary item                     36,667         6,262       50,938        14,831
Extraordinary item (a)                                    -             -       (2,291)            -
                                                    -------       -------      -------       -------
     Net income                                     $36,667       $ 6,262      $48,647       $14,831
                                                    =======       =======      =======       =======
Earnings per share before extraordinary item        $  1.33       $   .23      $  1.85       $   .59
Extraordinary item per share                              -             -         (.08)            -
                                                    -------       -------      -------       -------
  Net earnings per share                            $  1.33       $   .23      $  1.77       $   .59
                                                    =======       =======      =======       =======

(a) Charges related to early retirement of debt.

The accompanying notes are an integral part of these consolidated financial statements.

                                4 of 23
w
                        GENERAL GROWTH PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                  (UNAUDITED)
                             (Dollars in thousands)


                                                                                               Nine Months Ended
                                                                                                   September 30,
                                                                                                1996         1995
                                                                                              ---------    ---------
Cash flows from operating activities:
 Net income                                                                                   $  48,647    $  14,831
 Adjustments to reconcile net income to net cash provided by operating activities:
  Extraordinary items - charges related to early retirement of debt                               2,291
  Income allocated to minority interest                                                          28,754        9,281
  Gain on sale of CenterMark stock                                                              (43,821)
  Equity in net income of unconsolidated affiliates                                            (11,1197)      (5,602)
  Provision for doubtful accounts                                                                 1,978         (391)
  Depreciation                                                                                   24,885       19,340
  Amortization                                                                                    3,243        3,164
 Net changes in:
  Tenant accounts receivable                                                                     (6,946)      (2,998)
  Prepaid and other assets                                                                       (5,691)      (3,417)
  Accounts payable and accrued expenses                                                             188        1,388
                                                                                              ---------    ---------
     Net cash provided by operating activities                                                   42,331       35,596
                                                                                              ---------    ---------

Cash flows from investing activities:
 Acquisition of real estate and improvements and additions to properties                        (64,730)     (74,545)
 Deposit for Homart acquisition                                                                              (40,000)
 Increase in investments in unconsolidated real estate affiliates                               (13,316)
 Change in notes receivable affiliates                                                           (2,362)           4
 Increase in deferred expenses                                                                   (8,530)      (7,941)
 Proceeds from the sale of CenterMark stock                                                      87,000
 Dividends received from CenterMark Properties, Inc.                                             15,616       17,611
 Dividends received from GGP/Homart, Inc.                                                         9,037            -
                                                                                              ---------    ---------
     Net cash from investing activities                                                          22,715     (104,871)
                                                                                              ---------    ---------

Cash flows from financing activities:
 Cash dividends paid to common stockholders                                                     (35,182)     (29,855)
 Cash distributed to operating partnership unitholders                                          (20,770)     (18,893)
 Gross proceeds from sale of commons stock                                                                    93,375
 Payment of stock offering costs                                                                    (30)      (5,477)
 Proceeds from issuance of mortgage and other notes payable                                     394,102      146,873
 Principal payments on mortgage and other notes payable                                        (413,978)    (119,525)
 Retirement of common stock (net of sale proceeds)                                                  (62)
 Increase in deferred financing costs                                                            (2,026)
                                                                                              ---------    ---------
     Net cash from financing activities                                                         (77,946)      66,498
                                                                                              ---------    ---------

Net change in cash and cash equivalents                                                         (12,900)      (2,777)
Cash and cash equivalents at beginning of period                                                 18,298        5,617
                                                                                              ---------    ---------
Cash and equivalents at end of period                                                         $   5,398    $   2,840
                                                                                              =========    =========
Supplemental disclosure of cash flow information:
Non-Cash investing activities:
 Acquisition of GGMI (1996) and real estate (1995)                                            $  51,497    $  37,558
 Debt assumed as consideration to seller for purchase of real estate                                       $  19,650
 Partnership units and common stock issued as consideration for purchase of
      GGMI (1996) and real estate (1995)                                                      $  51,497    $  17,908

Interest paid                                                                                 $  56,154    $  37,688
Interest capitalized                                                                          $   3,961    $   3,270



The accompanying notes are an integral part of these consolidated financial statements.

                                5 of 23

                        GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands except per share amounts)



NOTE 1  BASIS OF PRESENTATION

        The financial statements include the consolidated accounts of General Growth Properties, Inc. (the "Company"), and GGP Limited Partnership, its majority-owned operating partnership, including 100% interests in twenty-two enclosed mall property partnerships and three directly-owned enclosed malls, known collectively as the "Original Centers". In December 1995, the Company formed GGP Management, Inc. ("GGP Management") which primarily manages the GGP/Homart, Inc. ("GGP/Homart") properties. The Company acquired General Growth Management, Inc. ("GGMI") in August of 1996. GGP Management was merged into GGMI as a result of the acquisition.

        As required by generally accepted accounting principles ("GAAP"), the Company accounts for its investments in CenterMark Properties, Inc. ("CenterMark"), GGP/Homart and GGMI under the equity method. The Company includes its share of CenterMark's, GGP/Homart's and GGMI's net income in its statements of operations. The Company's investments in CenterMark, GGP/Homart and GGMI, as reported in its balance sheet, are increased by the Company's proportionate share of net income and reduced by dividends that are received. Prior to its merger into GGMI, effective as of July 1, 1996, GGP Management's results of operations were consolidated with those of the Company.

        The Company incurs significant interest expense attributable to its investments in CenterMark and GGP/Homart. In addition, a portion of the Company's general and administrative costs are attributable to the management and oversight of its investments in CenterMark and GGP/Homart. Accordingly, CenterMark's and GGP/Homart's funds from operations do not represent CenterMark's and GGP/Homart's net effective incremental contribution to the Company's funds from operations. CenterMark's and GGP/Homart's funds from operations exclude the aforementioned interest and general and administrative costs that are accounted for as expenses of the Company.

        The accompanying unaudited financial statements have been prepared by the Company's management, in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normally recurring matters) considered necessary for a fair presentation have been included. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year. These financial statements should be read in conjunction with the Company's audited financial statements and notes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995. The balance sheet as of December 31, 1995 was derived from the Company's audited financial statements.





                                 6 of 23

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

        On May 23, 1995, the Company completed a follow-on stock offering of 4,500,000 shares of its common stock at $20.75 per share. Net proceeds to the Company after underwriting discounts and other costs were approximately $87,893. Net proceeds were used to reduce the outstanding balance of the Company's credit facility (see Note 7). On December 22, 1995, the Company acquired a 38.2% interest in GGP/Homart, Inc. (See Note 4.)

NOTE 3  CENTERMARK ACQUISITION AND DISPOSITION

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

        On June 28, 1996, Westfield U.S. Investments, Pty. Limited exercised its option to acquire the remaining 30% of the outstanding CenterMark stock. The Option Stock will be purchased in two installments. The first installment in the amount of $87,000 was paid on July 1, 1996, and the second installment in the amount of $130,500 million is due in January 1997. Proceeds from the first installment were used to repay the remaining balance outstanding on the Company's interim loan facility that was utilized in connection with the acquisition of GGP/Homart (See Note 4.)

                                7 of 23

                        GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands except per share amounts)



NOTE 4  GGP/HOMART ACQUISITION

        On December 22, 1995, the Company jointly with four other investors acquired 100% of the stock of GGP/Homart, Inc. ("GGP/Homart") from Sears, Roebuck and Co. The other investors in GGP/Homart are the New York State Common Retirement Fund, Equitable Life Insurance Company of Iowa, USG Annuity & Life Company and The Trustees of the University of Pennsylvania. The Company acquired 38.2% of GGP/Homart for approximately $179,000 including certain transaction costs. The stockholders of GGP/Homart have agreed to contribute additional capital as required through the end of 1997, up to $80,000. GGP/Homart currently owns interests in twenty-six regional shopping malls and one property under development. GGP/Homart elected real estate investment trust status for income tax purposes. The Company arranged a $125,000 interim loan facility in conjunction with the acquisition of GGP/Homart. On July 1, 1996, the Company retired the interim loan facility with proceeds from the sale of CenterMark stock. (See Note 3)

                                GGP/HOMART, INC.
              CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996
                        (UNAUDITED, DOLLARS IN THOUSANDS)

                                               Three Months Ended  Nine Months Ended
                                                 September 30,       September 30,
                                                      1996               1996
                                                 -------------       -------------
Revenues
  Minimum rents                                    $ 23,370           $ 66,480
  Tenant recoveries                                  10,395             29,178
  Percentage rents                                      733              1,928
  Other                                               1,295              2,878
                                                   --------           --------
  Total revenues                                     35,793            100,464

Operating expenses                                  (15,845)           (44,545)
Depreciation and amortization                        (6,093)           (16,176)
                                                   --------           --------
  Net operating income                               13,855             39,743

Interest expense, net                               (10,666)           (28,956)
Equity in net income of unconsolidated
  real estate affiliates                              1,431              4,015
Gain on land sale                                       330                330
Income allocated to minority interest                   (35)               (42)
                                                   --------           --------
  Net income                                       $  4,915           $ 15,090
                                                   ========           ========


                                8 of 23

                        GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands except per share amounts)




NOTE 5  PROPERTY ACQUISITIONS AND DEVELOPMENT

        During 1995, the Company acquired 100% ownership interests in two enclosed regional malls, Piedmont Mall in Danville, Virginia and Natick Mall in Natick, Massachusetts. Piedmont Mall was acquired on July 1, 1995, by assuming $19,650 of mortgage debt, issuing $17,908 of Operating Partnership Units and the payment of approximately $1,700 in cash. Natick Mall was acquired on December 22, 1995, in conjunction with the GGP/Homart transaction, for an aggregate purchase price of approximately $265,000 consisting of $82,000 in cash and a mortgage loan for $183,000. On October 4, 1996, Park Mall in Tucson, Arizona was acquired by issuing one million shares of common stock and the payment of $25,000 in cash. The acquisitions were accounted for by the purchase method and accordingly, are included in the Company's results of operations from the dates of acquisition.

        The Company had two properties under development during 1995, West Valley Mall in Tracy, California and Eagle Ridge Mall in Winterhaven, Florida. West Valley opened during the fourth quarter of 1995 and Eagle Ridge opened in February of 1996. In September of 1995, the REIT arranged a $120,000 construction loan facility for both developments, collateralized in part by mortgages on West Valley and Eagle Ridge. On October 2, 1996, GGP/Homart opened West Oaks Mall, a new development, located in Ocoee, (Orlando) Florida. West Oaks was financed with a $85,000 construction loan.

NOTE 6  ACQUISITION OF GENERAL GROWTH MANAGEMENT, INC.

        In August, 1996 the Company, acting through GGP Management, acquired General Growth Management, Inc, ("GGMI") for approximately $51,500.
        The Company issued approximately $11,600 of operating partnership units and sold $39,900 million of common stock to GGP Management in order to acquire GGMI. A loan from the Company to GGMI to purchase GGP stock bears interest and is reflected on the Company's balance sheet. In connection with the acquisition, GGP Management was merged into GGMI at closing. The Company uses the equity method to account for its investment in GGMI. General Growth Management, Inc. currently manages 110 properties containing approximately 83 million square feet for the Company, GGP/Homart and other unaffiliated owners.

NOTE 7  CREDIT FACILITY

        In January, 1994, the Company arranged a $208,500 credit facility collateralized in part by six Original Centers, with an initial term of two years and two one-year extension options. Approximately $140,000 was borrowed as the initial draw on this facility to fund a portion of the cash purchase price paid by the Company for its interest in CenterMark (See Note 3). In May 1995, the outstanding balance of the credit facility was reduced with the proceeds of the Company's follow-on stock offering (See Note 2). The credit

                                9 of 23

                        GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands except per share amounts)


        facility was retired on January 31, 1996 with the proceeds from a new long-term fixed rate loan. (See Note 9).


NOTE 8  CONSTRUCTION LOAN FACILITY

        In September, 1995, the Company closed a $120,000 construction loan facility collateralized in part by two new developments in Winterhaven, Florida and Tracy, California. It is a variable rate loan with interest at the rate of 150 basis points over LIBOR. The loan proceeds will be used to pay for construction and all other development costs of both projects. The outstanding balance of the construction loan facility was $111,526 on September 30, 1996.


NOTE 9  PERMANENT MORTGAGE FINANCING

        On January 31, 1996 the Company closed a $340,000 multi-property loan package with Principal Mutual Life Insurance Company. The financing is nonrecourse and consists of cross collateralized first mortgages on nine wholly owned Original Centers. To mitigate refinancing risk the total debt was spread over five, ten and twenty year maturities. All nine loans are interest only for the first five years. During the first five years, the weighted average interest rate on the entire $340,000 loan package is 6.77%. The five year loans can be extended for five additional years. Proceeds were used to repay $340,000 of floating rate debt, approximately $290,000 of existing loans on eight wholly owned malls and $50,000 of interim financing which was used in connection with the acquisition of GGP/Homart.

NOTE 10 UNSECURED LINE OF CREDIT

        In August, 1996 the Company established a short-term revolving line of credit. The unsecured line of credit was arranged for new developments, expansions, working capital and potential acquisitions. The line of credit bears interest at the rate of LIBOR plus 1.50% and matures in February of 1997. As of September 30, 1996 the line had an outstanding balance of $23,500.

NOTE 11 NON RECOURSE BRIDGE LOAN FACILITY

        On October 15, 1996 the Company arranged a $250,000 one year bridge loan facility from Goldman Sachs Mortgage Company. The proceeds from this loan were used to pay off approximately $197,000 of maturing loans on seven wholly owned properties and to pay down the Company's line of credit (See Note 10). The bridge loan bears interest at the rate of LIBOR plus 1.00%. It is secured by non recourse cross collateralized first mortgages on seven wholly owned Original Centers. The Company is in the process of arranging a permanent loan to replace the bridge loan prior to its maturity on October 15, 1997.



                                10 of 23

                        GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands except per share amounts)


NOTE 12  EXTRAORDINARY ITEM

         The extraordinary item is the write-off of unamortized deferred financing costs related to the early extinguishment of the Company's credit facility and two other project loans.

NOTE 13  STOCK-BASED COMPENSATION

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

         The Company has elected to continue to account for stock-based compensation using the intrinsic value method. As such, SFAS 123 did not have an impact on the Company's third quarter or year to date results of operations or financial position. The pro-forma information required by SFAS 123 will be included in the footnotes to the Company's 1996 year end consolidated financial statements.

                                11 of 23

                ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    The Company is primarily engaged in the ownership, acquisition, development and operation of enclosed regional shopping centers. It currently has interests in sixty-seven regional malls and three power centers located in 18 states. In addition, a new enclosed regional mall located in Waterbury, Connecticut is currently under development. The Company will own 38.2% of the new shopping center which is expected to have a grand opening in late 1997. Revenues are primarily derived from fixed minimum rents, percentage rents and recoveries of operating expenses from tenants. Inasmuch as the Company's financial statements reflect the use of the cost and/or equity methods to account for its investments in CenterMark, GGP/Homart and GGMI, the discussion of results of operations below relates primarily to the revenues and expenses of the Original Centers. The Original Centers, the CenterMark Centers, the GGP/Homart Centers and GGMI are collectively known as the "Company Portfolio". A separate discussion of CenterMark's and GGP/Homart's results of operations is presented below (see "CenterMark Portfolio Results and Funds from Operations" on page 18 and "GGP/Homart Portfolio Results and Funds from Operations" on page 20).

    RESULTS OF OPERATIONS

    THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
         Total revenues for the third quarter of 1996 were $51.6 million, which represents an increase of $9.1 million or approximately 21.3% from $42.5 million in the third quarter of 1995. Most of the increase was generated from properties that were acquired or developed after January 1, 1995. Minimum rent for the third quarter of 1996 increased by $8.1 million or 31.2% from $25.3 million in 1995 to $33.4 million in 1996. Acquisitions and development of new properties after January 1, 1995, generated approximately $6.9 million of the $8.1 million increase in minimum rents. Specialty leasing increases and a combination of occupancy and rental changes at the other centers accounted for the remaining $1.2 million increase in minimum rents. Tenant recoveries increased by $.7 million or 4.6% from $14.7 million to $15.4 million for the third quarter of 1996, primarily due to acquisitions and development of new properties. For the third quarter of 1996 overage rents decreased by $.1 million to $1.1
         million from $1.2 million in 1995.   Other revenues decreased by
         approximately $.3 million to $1.0 million in the third quarter of 1996. Fee revenue of $.8 million was generated by the Company's asset management activities for the GGP/Homart Portfolio.

         Total expenses, including depreciation and amortization, increased by approximately $2.2 million or 9.3%, from $23.7 million in the third quarter of 1995 to $25.9 million in the comparable period of 1996. Property operating and management expenses increased by $.4 million and depreciation and amortization increased by $1.8 million over the same period in 1995. The increase in property operating and management expenses, depreciation and amortization is virtually all attributable to the acquisitions and development of new properties.

         Net interest expense for the third quarter of 1996 was $15.0 million, an increase of approximately $4.1 million, or 38.1% above the third quarter of 1995. Acquisitions and development of new properties, net of interest savings due to the use of the CenterMark sale proceeds were responsible for approximately a $5.9 million increase. There was also $1.7 million of interest savings due to lower interest rates, which together with the aforementioned $5.9 million increase produced the $4.1 million increase in net interest expense.


                                12 of 23

         Equity in net income of unconsolidated affiliates in the third quarter of 1996 increased by approximately $1.7 million or 81.4% to $3.8 million in 1996, from $2.1 million in the third quarter of 1995. Approximately $1.9 million of the increase is attributable to the Company's 38.2% interest in GGP/Homart's net income. CenterMark accounted for $.8 million of the increase. CenterMark's increase was generated by a change in accounting method from the equity method to the cost method due to the Company's reduced control. GGMI generated the remaining $.9 million decrease. The results of CenterMark's and GGP/Homart's operations are also presented and discussed below (see "CenterMark Portfolio Results and Funds from Operations" on Page 17 and "GGP/Homart Portfolio Results and Funds from Operations" on page 20).

   NINE  MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
         Total revenues for the first nine months of 1996 were $164.9 million, which represents an increase of $44.7 million or approximately 37.2% from $120.2 million in 1995. Approximately $24.5 million of the increase is from properties that were acquired or developed after January 1, 1995. Fee revenue accounted for $13.5 million of the increase. Minimum rent for the first nine months of 1996 increased by $24.6 million or 33.2% from $74.0 million in 1995 to $98.6 million. Acquisitions of properties after January 1, 1995, and new developments accounted for approximately $20.8 million of the $24.6 million increase in minimum rents. Specialty leasing increases and a combination of occupancy and rental changes at the other centers accounted for the remaining $3.8 million increase in minimum rents. Tenant recoveries increased by $6.6 million or 16.8% from $39.4 million to $46.0 million for the nine months ended September 30, 1996, primarily due to acquisitions and development of new properties. During the first nine months of 1996 overage rents increased by $.4 million or approximately 11.4% from $3.5 million in 1995. Most of the increase was from the acquisition of additional centers. Other revenues increased by approximately $.3 million or 9.5% to $2.9 million for the period ended September 30, 1996. Fee revenue of $9.9 million was generated by GGP Management's development, management, and leasing services through June 30, 1996, and $3.6 million was from the Company's asset management and financing activities for the GGP/Homart Portfolio.

         Total expenses, including depreciation and amortization, increased by approximately $22.9 million or 34.1%, from $67.2 million in 1995 to $90.1 million in the first nine months of 1996. Property operating and management expenses increased by $17.3 million and depreciation and amortization increased by $5.6 million over the same period in 1995. The increase in property operating and management expenses, depreciation and amortization is virtually all attributable to acquisitions and development of new properties and the management expenses incurred to perform services for GGP/Homart.

         Net interest expense increased approximately $15.6 million or 45.4% up from $30.5 million during the first nine months of 1995. Acquisitions and development of new properties, net of interest savings as a result of the use of the CenterMark sale proceeds were responsible for a $18.4 million increase. Interest savings, due to lower interest rates reduced net interest expense by $2.7 million, for a net increase of $15.6 million. Equity in net income of unconsolidated affiliates increased by approximately $5.6 million or 100% to $11.2 million for the first nine months of 1996, from $5.6 million in the first nine months of 1995. Approximately $5.8 million of the increase is attributable to the Company's 38.2% interest in

                                13 of 23

         GGP/Homart's net income determined in accordance with generally accepted accounting principles. The increase in CenterMark's net income was due to the change in accounting methods, from the equity method to the cost method, as a result of the Company's reduced control. (See Note 3) GGMI accounted for a decrease of approximately $.9 million. The results of CenterMark's and GGP/Homart's operations are also presented and discussed below (see "CenterMark Portfolio Results and Funds from Operations" on Page 17 and "GGP/Homart Portfolio Results and Funds from Operations" on page 20).

COMPANY PORTFOLIO RESULTS AND FUNDS FROM OPERATIONS

In order to portray the sources of the Company's funds from operations in a more meaningful and useful manner, the Company Portfolio results and funds from operations depicted below reflect 100% of the revenues and expenses of the Original Centers and GGMI combined with the Company's share of CenterMark's and GGP/Homart's portfolio results. The Company Portfolio results are a line item pro rata consolidation of 100% of the revenues and expenses of the Original Centers and GGMI, with the Company's share of the comparable revenue and expenses of the wholly owned CenterMark Centers and GGP/Homart Centers and the Company's share of CenterMark's and GGP/Homart's various percentage interests of the revenues and expenses of the centers that are owned in part by unaffiliated joint venture partners. Interest expense and general and administrative costs that relate to the acquisition, management and oversight of the Company's ownership of CenterMark and GGP/Homart are charged entirely against the Company's direct operations. These expenses cannot be charged on CenterMark's and GGP/Homart's books because the other shareholders in CenterMark and GGP/Homart are not affiliated with the Company.

The Company's share of CenterMark's and GGP/Homart's funds from operations does not represent the net effective incremental contribution to the Company made by the CenterMark and GGP/Homart centers. Accordingly, management believes the following schedule of the relative share of Company Portfolio net operating income (funds from operations before interest expense) contributed by each of the Original Centers, the CenterMark Centers and the GGP/Homart Centers provides a better indication of the significance of each portfolio to the Company's overall funds from operations. The net operating income from the Company's Portfolio is essentially equivalent to earnings before interest, taxes, depreciation and amortization (EBITDA). EBITDA from the Company's property management affiliate is included below with the Original Centers.

                                            THREE MONTHS                 NINE MONTHS
                                               ENDED          % OF          ENDED          % OF
NET OPERATING INCOME BY PORTFOLIO        SEPTEMBER 30, 1996   TOTAL   SEPTEMBER 30, 1996   TOTAL
---------------------------------        ------------------   -----   ------------------   -----
Original Centers and GGMI                      $35,789         71%          $100,827         67%
CenterMark (a)                                   4,551          9%            20,455         14%
38.2% of GGP/Homart (b)                         10,003         20%            28,954         19%
                                               -------        ----          --------        ----
Company Portfolio Net Operating Income         $50,343        100%          $150,226        100%
                                               =======        ====          ========        ====

(a) Reflects the Company's share of CenterMark's Net Operating Income. (See Note 3)
(b) Reflects the Company's share of GGP/Homart's Net Operating Income. (See Note 4)

The Company Portfolio results and funds from operations reflected below for the three and nine months ended September 30, 1996 and 1995 do not purport to project results for any future period.

                                   14 of 23

            COMPANY PORTFOLIO RESULTS AND FUNDS FROM OPERATIONS
      FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                (UNAUDITED)
                (In thousands, except for per share amounts)

                                                          Three Months Ended       Nine Months Ended
                                                             September 30,           September 30,
                                                            1996      1995          1996      1995
                                                            ----      ----          ----      ----
Revenues
   Minimum rents (a)                                      $48,279    $34,859     $149,699    $102,235
   Tenant recoveries                                       22,953     19,852       71,796      52,573
   Percentage rents                                         1,514      1,668        5,488       4,451
   Other                                                    1,640      1,650        4,347       4,185
   Fees                                                    13,606          -       26,327           -
                                                          -------    -------     --------    --------
      Total revenues                                      $87,992    $58,029     $257,657    $163,444
Operating expenses (b)                                    (36,848)   (20,948)    (105,137)    (57,462)
General and administrative                                   (801)      (686)      (2,294)     (2,101)
                                                          -------    -------     --------    --------
      Net operating income                                 50,343     36,395      150,226     103,881
Interest expense, net                                     (23,184)   (14,747)     (73,658)    (45,949)
                                                          -------    -------     --------    --------
Operating Partnership funds from operations               $27,159    $21,648     $ 76,568    $ 57,932

Less:  FFO allocable to Operating
        Partnership unitholders                           $ 9,998    $ 8,097     $ 28,339    $ 22,298
                                                          -------    -------     --------    --------
Company funds from operations                             $17,161    $13,551     $ 48,229    $ 35,634
                                                          =======    =======     ========    ========
FFO per share                                             $   .62    $   .50     $   1.76    $   1.43
                                                          =======    =======     ========    ========

                            COMPANY PORTFOLIO
          RECONCILIATION OF FUNDS FROM OPERATIONS TO NET INCOME
                    (Dollars in thousands - Unaudited)

                                                                        Three Months Ended       Nine Months Ended
                                                                           September 30,            September 30,
                                                                        1996        1995         1996           1995
                                                                        ----        ----         ----           ----
Operating Partnership funds from operations (from above)               $27,159      $21,648     $76,568       $57,932
Depreciation and amortization of real estate costs                     (14,300)     (12,462)    (45,386)      (36,172)
Straight-line rent (not included in FFO, so it must be
   added in order to reconcile to GAAP net income)                       1,543          847       4,562         2,352
Gain on sale of  CenterMark stock                                       43,948            -      43,948             -
Allocations to Operating Partnership unitholders                       (21,683)      (3,771)    (28,754)       (9,281)
Extraordinary item (c)                                                       -            -      (2,291)            -
                                                                       -------      -------     -------       -------
   Net income                                                          $36,667      $ 6,262     $48,647       $14,831
                                                                       =======      =======     =======       =======

(a) Excluding straight-line rents for the three and nine months ended September 30, 1996 and 1995, of $1,543 and $4,562 and $847 and $2,352,
     respectively.
(b) Excluding depreciation and amortization of capitalized real estate costs other than financing fees/costs.
(c)  Charges related to early retirement of debt.


                                15 of 23

      BREAKDOWN OF COMPANY PORTFOLIO RESULTS AND FUNDS FROM OPERATIONS
               FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1996
                                (UNAUDITED)
                (In thousands, except for per share amounts)

                                                   Original          GGP/
                                                    Centers         Homart       CenterMark        GGMI        Total
                                                   --------         ------       ----------        ----        -----
Revenues
  Minimum rents (a)                                 $32,216         $11,346        $4,717        $     -     $48,279
  Tenant recoveries                                  15,352           5,410         2,191              -      22,953
  Percentage rents                                    1,122             333            59              -       1,514
  Other                                                 955             650            35              -       1,640
  Fees                                                  780               -            77         12,749      13,606
                                                    -------         -------        ------        -------     -------
     Total revenues                                  50,425          17,739         7,079         12,749      87,992
Operating expenses (b)                              (15,684)         (7,736)       (2,528)       (10,900)    (36,848)
General and administrative                             (801)              -             -              -        (801)
                                                    -------         -------        ------        -------     -------
  Net operating income                               33,940          10,003         4,551          1,849      50,343
Interest expense, net                               (15,045)         (5,116)       (1,683)        (1,340)    (23,184)
                                                    -------         -------        ------        -------     -------
Operating Partnership funds from operations         $18,895         $ 4,887        $2,868        $   509     $27,159
                                                    =======         =======        ======        =======     =======
Funds from operations per share/unit                                                                         $  0.62
                                                                                                             =======

      BREAKDOWN OF COMPANY PORTFOLIO RESULTS AND FUNDS FROM OPERATIONS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
                                (UNAUDITED)
                (In thousands, except for per share amounts)

                                                  Original            GGP/
                                                   Centers           Homart     CenterMark         GGMI       Total
                                                  --------           ------     ----------         ----       -----
Revenues
  Minimum rents (a)                                $ 95,611       $  33,345       $20,743       $      -    $149,699
  Tenant recoveries                                  46,004          16,053         9,739              -      71,796
  Percentage rents                                    3,891             923           674              -       5,488
  Other                                               2,889           1,413            45              -       4,347
                                                      3,568               -           616         22,143      26,327
  Fees                                             --------       ---------       -------       --------    --------
     Total revenues                                 151,963          51,734        31,817         22,143     257,657
Operating expenses (b)                              (52,102)        (22,780)      (11,372)       (18,883)   (105,137)
                                                     (2,294)              -                            -      (2,294)
General and administrative                         --------       ---------       -------       --------    --------
  Net operating income                               97,567          28,954        20,445          3,260     150,226
                                                    (50,137)        (14,609)       (7,572)        (1,340)    (73,658)
Interest expense, net                              --------       ---------       -------       --------    --------
Operating Partnership funds from operations        $ 47,430       $  14,345       $12,873       $  1,920    $ 76,568
                                                   ========       =========       =======       ========    ========
Funds from operations per share/unit                                                                        $   1.76
                                                                                                            ========


(a) Excluding straight-line rent of $1,543 and $4,562 for the three and nine months ended September 30, 1996.
(b) Excluding depreciation and amortization of capitalized real estate costs other than financing fees/costs.


                                16 of 23

                      OTHER COMPANY PORTFOLIO DATA
       AS OF AND/OR FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996
           (In thousands, except for per square foot amounts)

                                    Original        GGP/                     Total or
                                    Centers      Homart(a)   CenterMark(a)    Average
                                    -------      --------    ------------    --------
Occupancy of centers not
under redevelopment                  84.7%         82.7%        88.4%           84.8%

Tenant allowances                    6,699         6,982        2,702          16,383
Annualized sales per sq. ft.        $  246      $    288       $  268         $   267
Average rent per sq. ft.
   of new/renewal leases            $20.36      $  25.35       $26.99         $ 23.88
Average rent per sq. ft.
   of expiring leases               $18.70      $  21.61       $16.15         $ 18.79
% change in total sales               5.4%          8.2%         5.3%            6.3%


(a) Data is for 100% of the non-anchor GLA in each portfolio, including those centers that are owned in joint ventures with others.

   TOTAL PORTFOLIO DEBT MATURITY AND CURRENT AVERAGE INTEREST RATE SUMMARY
                           AS OF SEPTEMBER 30, 1996
                            (Dollars in Thousands)

                          Original Centers            GGP/Homart(a)        Total Portfolio Debt
                          -----------------           -------------        --------------------
                                    Current                      Current                  Current
                          Maturing  Average         Maturing     Average    Maturing      Average
  Year                    Amount     Rate            Amount       Rate       Amount        Rate
-------                   ------    -------         --------     -------    --------      -------

1996                     $195,791     8.38%        $      -           -   $  195,791        8.38%
1997                       23,500     6.88%               -           -       23,500        6.88%
1998                      111,526     6.88%          34,380       6.56%      145,906        6.80%
1999                      112,180     8.75%         131,659       7.08%      243,839        7.85%
2000                            -         -          11,460       7.15%       11,460        7.15%
Subsequent                555,817     6.64%         141,304       7.42%      697,121        6.80%
                         --------     -----        --------       -----   ----------        -----
Totals                   $998,814     7.25%        $318,803       7.17%   $1,317,617        7.23%
                         ========     =====        ========       =====   ==========        =====

Floating Rate            $135,026     6.88%        $116,672       7.01%     $251,698        6.94%
Fixed Rate                863,788     7.31%         202,131  (b)  7.27%    1,065,919        7.30%
                         --------     -----        --------       -----   ----------        -----
Totals                   $998,814     7.25%        $318,803       7.17%   $1,317,617        7.23%
                         ========     =====        ========       =====   ==========        =====

(a) GGP/Homart debt reflects the Operating Partnership's share of its total portfolio debt.
(b) Includes $34,381 of floating rate debt with a 9% cap on the all-in rate through maturity in December 1998.


                                17 of 23

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

    In December 1995, the Company sold 25% of its interest in CenterMark
    to Westfield U.S. Investments  Pty. Limited.   As a result of the sale,
    the Company's ownership was reduced to 30% of the then outstanding CenterMark stock. Concurrently with the sale of the stock, the Company also granted Westfield U.S. Investments Pty. Limited an option to purchase the remainder of the Company's CenterMark stock ("Option Stock") for $217,500. On June 28, 1996, Westfield U.S. Investments, Pty. Limited exercised its option to acquire the remaining 30% of the outstanding CenterMark stock. The Option Stock will be purchased in two installments. The first installment was purchased on July 1, 1996, and the final installment is due in January 1997.

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

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF CENTERMARK'S FUNDS FROM OPERATIONS (Dollars in thousands)

    THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

    CenterMark's funds from operations during the third quarter of 1996 increased by $4.2 million or 25.8% from $16.2 million in 1995 to $20.5 million. The addition of three properties to the portfolio accounted for $3.1 million or 19.0% of the increase in funds from operations. Improved performance by the comparable properties generated the remaining $1.1 million increase over 1995. Total revenues increased 25.1% or $10.2 million to $50.6 million from $40.4 million in the third quarter of 1995. Total revenues at comparable centers decreased by $.7 million from the combination of a $1.6 million or 6.3% increase in minimum rents and a $2.3 million decrease in recovery revenues, due to reduced

                                18 of 23
recoverable operating costs. The three additional centers contributed a $10.9 million or 26.9% increase in total revenues. Operating expenses increased by $4.8 million or 33.0% from the addition of properties offset by a savings of $1.2 million or 8.3% at the comparable centers for net increase of $3.6 million. Interest expense for the quarter increased $2.4 million or 24.6% from $9.6 million to $12.0 million in 1996.

NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Total revenues for the first nine months of 1996 increased by $20.4 million or 18.2% to $133.0 million. Minimum rents increased by $12.2 million or 16.3% from $74.9 million in 1995. Rental increases coupled with increased leasing activity, including the addition of an AMC Theater at Mission Valley accounted for $5.6 million of the increase in minimum rents. The remaining $6.6 million or 8.8% increase was attributable to new properties. Tenant recoveries increased from $32.9 million in the first three quarters of 1995 to $40.8 million for the comparable period in 1996, due to higher recoverable operating costs and additional properties. Percentage rents and other revenues increased by $.4 million to $5.1 million for the nine months ended September 30, 1996. Operating expenses for 1996 increased by $10.3 million or 27.7% from $37.2 million to $47.5 million. Net interest expense increased by 10.5% or $3.0 million from $28.6 million in 1995 to $31.6 million for the nine months ended September 30, 1996. Interest expense increased primarily due to the three additional properties. CenterMark's funds from operations increased by $7.1 million or 15.3% from $46.7 million in 1995 to $53.8 million in 1996.


           CENTERMARK PORTFOLIO RESULTS AND FUNDS FROM OPERATIONS
      FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                (UNAUDITED)
                (In thousands, except for per share amounts)


                                                           Three Months Ended         Nine Months Ended
                                                              September 30,              September 30,
                                                           1996          1995         1996          1995
                                                           ----          ----         ----          ----
Revenues
   Minimum rents (a)                                   $   33,693    $   25,577   $    87,112   $  74,937
   Tenant recoveries                                       15,650        12,940        40,808      32,893
   Percentage rents                                           421         1,126         2,472       2,256
   Other                                                      802           785         2,633       2,485
                                                       ----------    ----------   -----------     -------
       Total revenues                                  $   50,566    $   40,428   $   133,025     112,571

Operating expenses (b)                                    (18,057)      (14,530)      (47,536)    (37,215)
                                                       ----------    ----------   -----------     -------
   Net operating income                                    32,509        25,898        85,489      75,356

Interest expense, net                                     (12,021)       (9,644)      (31,651)    (28,654)
                                                       ----------    ----------   -----------     -------
CenterMark funds from operations                       $   20,488    $   16,254   $    53,838   $  46,702
                                                       ==========    ==========   ===========   =========
Operating Partnership's share of CenterMark FFO (c)    $    2,868    $    6,502   $    12,873   $  18,681
                                                       ==========    ==========   ===========   =========

(a)   Excludes straight-line rent.

(b) Excluding depreciation and amortization of capitalized real estate costs other than financing fees/costs.

(c) On December 19, 1995, the Company sold 25% of its 40% interest and on July 1, 1996, the Company sold an additional 30% of its original investment in CenterMark.

                                   19 of 23

    GGP/HOMART PORTFOLIO RESULTS AND FUNDS FROM OPERATIONS

    GGP/Homart owns 100% of 15 retail properties and has various percentage interests in 11 other retail properties. As required by generally accepted accounting principles, GGP/Homart uses the equity method to account for its investments in joint venture properties that are not eligible for consolidation. The Company Portfolio results and funds from operations reflected above include the Company's share of GGP/Homart's funds from operations. In order to portray the sources of GGP/Homart's funds from operations in a more meaningful and useful manner, the "GGP/Homart Portfolio" results presented below comprise 100% of the revenues and expenses of the wholly owned GGP/Homart Centers and GGP/Homart's various percentage interests of the revenues and expenses of GGP/Homart centers that are owned in part by unaffiliated joint venture partners.

    The Company's share of GGP/Homart's funds from operations does not take into account interest expense paid on debt incurred to fund a majority of the $179 million initial cash purchase price and $23 million of subsequent investments, for 38.2% of GGP/Homart's stock. Also not charged against GGP/Homart's funds from operations are certain general and administrative costs incurred by the Company that are attributable to the management and oversight of its investment in GGP/Homart. Accordingly, the net effective incremental contribution to the Company's funds from operations generated by the GGP/Homart Centers is substantially less than the amounts reflected below. See the discussion above regarding the relative contributions to net operating income (similar to EBITDA) made by each of the Original Centers, the CenterMark Centers and the GGP/Homart Centers. Management believes that contributions to Company Portfolio net operating income is the best indication of the relative significance to the Company of each of the Original Centers, the CenterMark Centers and the GGP/Homart Centers.

    The GGP/Homart Centers are located primarily in major metropolitan areas, including suburbs of San Diego and San Francisco, California; Phoenix, Arizona; Atlanta, Georgia; Houston and Dallas - Fort Worth, Texas; Philadelphia, Pennsylvania; Miami/Ft. Lauderdale and Orlando, Florida; and Washington, D.C. The GGP/Homart Centers contain approximately 21.8 million square feet of total GLA and approximately
    7.8 million square feet of Mall Stores. There are 108 Anchors and more than 2,500 Mall Stores in the GGP/Homart Centers.

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

    During the first nine months of 1996 GGP/Homart refinanced approximately $330 million of property level mortgage debt on five operating properties. The refinancings converted approximately $182 million of floating rate loans into fixed rate loans. As a result of these refinancing activities the average interest rate on the five properties was reduced by approximately 15 basis points.

                                20 of 23

           GGP/HOMART PORTFOLIO RESULTS AND FUNDS FROM OPERATIONS
           FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996
                                (UNAUDITED)
                (In thousands, except for per share amounts)

                                                                        Three Months Ended    Nine Months Ended
                                                                           September 30,         Setember 30,
                                                                               1996                 1996
                                                                        ------------------    -----------------
Revenues
   Minimum rents (a)                                                          $29,716            $ 87,291
   Tenant recoveries                                                           14,171              42,024
   Percentage rents                                                               872               2,415
   Other                                                                        1,702               3,700
                                                                              -------            --------
      Total revenues                                                           46,461             135,430

Operating expenses (b)                                                        (20,262)            (59,636)
                                                                              -------            --------
      Net operating income                                                     26,199              75,794

Interest expense, net                                                         (13,399)            (38,242)
                                                                              -------            --------
GGP/Homart funds from operations                                              $12,800              37,552
                                                                              =======            ========

Operating Partnership's share (38.2%) of GGP/Homart FFO                       $ 4,887            $ 14,345
                                                                              =======            ========


                            GGP/HOMART PORTFOLIO
           RECONCILIATION OF FUNDS FROM OPERATIONS TO NET INCOME
                     (Dollars in thousands - Unaudited)



                                                                  Three Months             Nine Months
                                                                      Ended                   Ended
                                                               September 30, 1996       September 30, 1996
                                                               ------------------       ------------------
GGP/Homart funds from operations (from above)                       $12,800                  $37,552
Less:  Depreciation and amortization - real estate                   (9,263)                 (26,151)
Add:   Straight-line rent not included in FFO                         1,061                    3,357
       Gain on land sale                                                330                      330
                                                                    -------                  -------
   GGP/Homart net income                                            $ 4,928                  $15,088
                                                                    =======                  =======
Operating Partnership's share of GGP/Homart net income (c)          $ 1,878                  $ 5,765
                                                                    =======                  =======

(a) Excluding straight-line rents for the three and nine months ended September 30, 1996 of $1,061 and $3,357, respectively.
(b) Excluding depreciation and amortization of capitalized real estate costs other than financing fees/costs.
(c) GGP/Homart's net income is reflected as equity in net income of unconsolidated real estate affiliates on the Company's Consolidated Statements of Operations (see Page 4 above).


                                21 of 23

  GENERAL GROWTH MANAGEMENT, INC.

  In December 1995, the Company formed GGP Management, Inc. to manage, lease, develop and operate enclosed regional malls. In August 1996 the Company acquired General Growth Mangement, Inc. ("GGMI") for approximately $51.5 million in common stock and operating partnership units. GGP Management was merged into GGMI as a result of the acquisition. As required by generally accepted accounting principles, the Company accounts for its ownership interest in GGMI using the equity method. The Company effectively owns 95% of GGMI through non-voting preferred stock. The 5% minority interest is owned by five key employees who hold common stock with voting rights. Due to the currently unpaid and accrued preferences on the preferred stock, the Company effectively earned 100% of the economic interest in GGMI. The operating results of GGMI are included in the Company Portfolio Results. GGMI manages, leases, and performs various other services for the Original Centers, the GGP/Homart Centers and other properties owned by unaffiliated parties. The following schedule reflects the revenues and expenses related to the operations of GGMI for the three and nine months ended September 30, 1996.


                    GENERAL GROWTH MANAGEMENT, INC.
                        STATEMENT OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996
                       (UNAUDITED, IN THOUSANDS)

                                                        Three Months           Nine Months
                                                            Ended                 Ended
                                                     September 30, 1996   September 30, 1996(a)
                                                     ------------------   ---------------------
Revenues
  Management, leasing and development services             $12,749              $22,143
Expenses
  Operating expense                                        (10,900)             (18,883)
                                                           -------              -------
Net operating income                                         1,849                3,260
Interest expense, net                                       (1,340)              (1,340)
                                                           -------              -------
GGMI Funds from Operations                                 $   509              $ 1,920
                                                           =======              =======

(a) For the six months ended June 30, 1996, only GGP Management, Inc. revenues and expenses are included. As of July 1, 1996, GGP Management, Inc. was merged into GGMI. For three months ended September 30, 1996, the combined revenues and expenses of GGMI and the former GGP Management, Inc. are reflected.


                                22 of 23

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

The Company uses undistributed funds from operations as the principal source of funding for recurring capital expenditures such as tenant construction allowances and minor improvements made to individual properties that are not recoverable through common area maintenance charges to tenants. Funding alternatives for acquisitions, new development, expansions and major renovation programs at individual centers include construction loans, mini-permanent loans, long-term project financing, additional property level or Company level equity investments, unsecured Company level debt or secured loans collateralized by individual shopping centers.


The following factors, among others, will affect funds from operations and, accordingly, influence the decisions of the Board of Directors regarding distributions: (i) scheduled increases in base rents of existing leases; (ii) changes in minimum base rents and/or percentage rents attributable to replacement of existing leases with new or renewal leases; (iii) changes in occupancy rates at existing centers and procurement of leases for newly developed centers; and (iv) the Company's share of funds from operations generated by GGMI, CenterMark and GGP/Homart and dividend distributions therefrom, less oversight costs and debt service on additional loans that were incurred to finance a portion of the cash purchase price for CenterMark's and GGP/Homart's stock. The Company anticipates that its funds from operations, and potential new debt or equity from future new financings or refinancings will provide adequate liquidity to conduct its operations, fund general and administrative expenses, operating costs and interest payments and allow distributions to the Company's stockholders in accordance with the requirements of the Internal Revenue Code of 1986, as amended, for continued qualification as a real estate investment trust and to avoid any Company level federal income or excise tax.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - Not applicable

(b) Reports on Form 8-K - Not applicable


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  GENERAL GROWTH PROPERTIES, INC.

Date:  November 13, 1996

                                  /s/  Bernard Freibaum
                                  ---------------------------
                                  Bernard Freibaum
                                  Executive Vice President and Chief Financial
                                  Officer


                                23 of 23