Form 10-K
period 1996-12-31
GENERAL GROWTH PROPERTIES INC
filed 1997-03-31
CIK 895648

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

(MARK ONE)
 X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
---    ACT OF 1934
       FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996.

                                       OR

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES --- EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                        TO
                               ----------------------    ---------------------
COMMISSION FILE NUMBER 1-11656

                        GENERAL GROWTH PROPERTIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                          42-1283895
-------------------------------                        ----------------------
(STATE OR OTHER JURISDICTION OF                           (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

       55 W. MONROE - SUITE 3100
          CHICAGO, ILLINOIS                                      60603
---------------------------------------                      -------------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                        (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (312) 551-5000 SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


        TITLE OF EACH CLASS          NAME OF EACH EXCHANGE ON WHICH REGISTERED
   ----------------------------      -----------------------------------------
   COMMON STOCK, $.10 PAR VALUE               NEW YORK STOCK EXCHANGE


SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:    None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such report(s)) and (2) has been subject to
such filing requirements for the past 90 days.   Yes   X     No     .
                                                     -----     -----

/ /       Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of March 25, 1997, the aggregate market value of the 27,798,947 shares of Common Stock held by non-affiliates of the registrant was $854,817,620 based upon the closing price on the New York Stock Exchange composite tape on such date. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of March 25, 1997, there were 30,789,185 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the proxy statement for the annual stockholders meeting to be held on May 15, 1997 are incorporated by reference into Part III.

PART I
ITEM 1.  BUSINESS

     GENERAL

     General Growth Properties, Inc. (the "Company") was formed in 1986 by Martin Bucksbaum and Matthew Bucksbaum. On April 15, 1993, an initial public offering (the "IPO") of the common stock (the "Common Stock") of the Company and certain related transactions were completed. During May 1995, the Company completed a follow-on stock offering of 4,500,000 shares of Common Stock. In connection with the IPO, the Company and Messrs. Bucksbaum, members of their family and trusts for the benefit of them and their families (collectively, the "Bucksbaums") formed GGP Limited Partnership (the "Operating Partnership"). As a result of the IPO and related transactions, the Company and the Operating Partnership owned 1% and 99%, respectively, of eighteen property partnerships, each of which owned an enclosed mall shopping center. The Operating Partnership also owned 100% of three additional shopping centers. At December 31, 1996, the Company and the Operating Partnership owned 1% and 99%, respectively, of twenty-five property partnerships, and the Operating Partnership owned 100% of five additional shopping centers and a 50% interest in Quail Springs Mall (the thirty-one centers are the "Original Centers"). Currently, the Company owns a 63% general partnership interest in the Operating Partnership, and various minority interests, primarily the Bucksbaums, own the remaining 37% limited partnership interest. The Company, as general partner of the Operating Partnership, is engaged in the ownership, operation, management, leasing, acquisition, development, expansion and financing of enclosed mall shopping centers. See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for certain financial information required by this Item 1.

     On February 11, 1994, the Company, through the Operating Partnership, acquired 40% of the outstanding stock of CenterMark Properties, Inc. ("CenterMark"). CenterMark owned interests in sixteen enclosed regional shopping centers and three power centers (collectively, the "CenterMark Centers") and other real estate, including fourteen free-standing department stores net leased to May Company and a 116-unit apartment project in LaJolla, California. On December 19, 1995, the Company sold 25% of its 40% interest in CenterMark for $72.5 million and granted the buyer an option to purchase its remaining interest. On June 28, 1996, the option was exercised by the buyer to purchase the remaining interest in two transactions. See "Recent Developments - CenterMark Acquisition and Disposition" below.

     On December 22, 1995 the Company, through the Operating Partnership's ownership of stock in GGP/Homart, Inc. ("GGP/Homart") acquired a 38.2% interest in substantially all of the regional mall assets and liabilities that were owned by Homart Development Co., an indirect wholly-owned subsidiary of Sears, Roebuck & Co. GGP/Homart currently owns interests in twenty-six shopping centers (the "Homart Centers") and one property under development. Together, the Original Centers, the CenterMark Centers and the Homart Centers comprise the Operating Partnership portfolio ("the "Portfolio Centers").

     During 1996, the Operating Partnership, acting through GGP Management, Inc., acquired General Growth Management, Inc. ("GGMI"). GGMI is an affiliate of the Company and is currently the largest third party owned regional mall management company in the United States. See "Acquisition of GGMI" below.

RECENT DEVELOPMENTS

     CENTERMARK ACQUISITION AND DISPOSITION

     On February 11, 1994, the Company, through the Operating Partnership, together with Westfield U.S. Investments Pty. Limited ("Westfield") and five real estate investment funds sponsored by Goldman Sachs & Co. acquired all of the outstanding stock of CenterMark (the "CenterMark Stock") for approximately $1 billion (including both assumption of existing and new mortgage indebtedness aggregating approximately $542 million). On December 19, 1995, the Company sold 25% of its 40% interest in CenterMark to Westfield for $72.5 million, and also granted Westfield an option which was exercisable on or before September 30, 1996, to purchase its remaining CenterMark stock for $217.5 million. On June 28, 1996, Westfield exercised its option to acquire the remaining 30% of the outstanding CenterMark Stock. The first payment of $87 million was received on July 1, 1996, and the second payment of $130.5 million was received on January 2, 1997. The aggregate financial statement gain from the sale transactions approximated $143 million.

     HOMART REGIONAL MALL PORTFOLIO ACQUISITION

     On December 22, 1995, the Company through the Operating Partnership, jointly with four other investors formed GGP/Homart to acquire Homart Development Company from Sears, Roebuck & Co. The Company acquired 38.2% of the stock of GGP/Homart for approximately $179 million including certain transaction costs. The Company also committed to invest up to an additional $30.6 million to fund new projects as well as certain redevelopment costs. As of December 31, 1996, the Company had contributed $17.2 million of the additional equity. On January 21, 1997, an additional $5.7 million of capital was contributed to GGP/Homart by the Company. GGP/Homart holds interests in twenty-six regional shopping malls and one property currently under development in Waterbury, Connecticut. On October 2, 1996, GGP/Homart opened West Oaks Mall, a new development, located in Ocoee, (Orlando) Florida. The Company obtained a $125 million interim loan to facilitate the acquisition of its interest in GGP/Homart. On January 31, 1996, the interim loan was reduced to $75 million with $50 million of excess proceeds from a $340 million refinancing. The remaining $75 million was repaid in July, 1996, with the proceeds from the sale of the Company's interest in CenterMark.

     PROPERTY ACQUISITIONS AND DEVELOPMENTS

     ACQUISITIONS

     During the fourth quarter of 1996, the Company acquired 100% ownership in five properties, Park Mall, Sooner Fashion Mall, Lakeview Square, Lansing Mall and Westwood Mall, and a 50% interest in Quail Springs Mall. Park Mall in Tucson, Arizona was acquired on October 4, 1996, for 1,000,000 shares of newly issued common stock and $24 million in cash. Sooner Fashion Mall and 50% of Quail Springs Mall, in Norman and Oklahoma City, Oklahoma, respectively, were acquired on November 27, 1996, for 895,928 newly issued common shares, the assumption of $8.6 million of mortgage debt and the payment of $16.7 million in cash. On December 6, 1996, the Company acquired Lakeview Square, Lansing Mall and Westwood Mall, all located in south central Michigan, for an aggregate purchase price of $132.2 million which consisted of $92.4 million of mortgage debt assumption ($4.4 million of which was retired at closing) and 1,445,000 newly issued Operating Partnership Units.

     DEVELOPMENTS

     During 1996, the Company acquired two new development sites located in Iowa City, Iowa and Grand Rapids, Michigan. The Iowa City site is currently under development and is scheduled to open in July 1998. In February of 1996, the Company opened Eagle Ridge Mall in Winterhaven, Florida, which had previously been under development.

     ACQUISITION OF GGMI

     On December 22, 1995, the Company formed GGP Management, Inc. ("GGP Management") to manage, lease, develop and operate enclosed malls. In August 1996, the Operating Partnership, acting through GGP Management, completed the acquisition of General Growth Management, Inc. for approximately $51.5 million. The Operating Partnership issued 453,791 Operating Partnership Units (approximately $11.6 million) and sold 1,555,855 shares of common stock it acquired from the Company (approximately $39.9 million) to GGP Management in connection with the acquisition of GGMI. The Operating Partnership extended a loan to GGP Management to purchase the Company's common stock. This loan bears interest at a rate of 14% per annum and is reflected on the consolidated balance sheet. In connection with the acquisition, GGP Management was merged into GGMI at closing. GGMI currently manages, leases, and performs various other services for the Original Centers, GGP/Homart and other properties owned by unaffiliated parties.

     THE SHOPPING CENTER BUSINESS

     Success in the highly competitive real estate shopping center business depends upon many factors, including general economic conditions, increases or decreases in operating expenses and interest rates, changes in demographics, and competitive pressures. The Portfolio Centers compete with numerous shopping alternatives in seeking to attract retailers to lease space as retailers themselves face increasing competition from discount shopping centers, outlet malls, discount shopping clubs, direct mail and telemarketing. Management believes that the shopping center business is evolving from having primarily a development-orientation to one which has more of a operations-oriention. This evolution necessitates the implementation of new approaches to shopping center management and leasing. Management's strategies include the integration of mass merchandise retailers with traditional department stores, specialty leasing, entertainment-oriented tenants, proactive property management and leasing, strategic expansions and acquisitions, and selective new shopping center developments. These approaches should enable the Company to operate and grow successfully in today's value-oriented environment. Most of the Original Centers are strategically located nationwide in middle markets where they have strong competitive positions. The Original Centers' geographic diversification should mitigate the effects of regional economic conditions and local factors. The CenterMark Centers and the Homart Centers are primarily concentrated in areas not served by the Original Centers. In addition, most of the CenterMark Centers and Homart Centers are located in major markets which further diversify the Portfolio Centers in terms of geographic region and market type of the Company's enclosed mall shopping centers.

     As used herein, the term "GLA" refers to gross retail space, including anchors and mall tenant areas; the term "Mall GLA" refers to gross retail space, excluding anchors; the term "Anchor" refers to a department store or other large retail store; the term "Mall Stores" refers to stores (other than anchors) that are typically specialty retailers who lease space in shopping centers; and the term "Freestanding GLA" means gross leasable area of freestanding retail stores or convenience stores located along the perimeter of a center's parking area.

     BUSINESS OF THE COMPANY

     The Portfolio Centers currently consist of the Original Centers, a portfolio of thirty-one enclosed mall shopping centers in twenty states and the twenty-six Homart Centers located in fifteen states and through January 2, 1997, the nineteen CenterMark centers located in eight states. Thirty-two of the fifty-seven Original Centers and Homart Centers have been expanded, renovated or developed since 1990 and several other centers are currently being redeveloped and/or expanded. In addition, over $350 million was spent by the former owners of the CenterMark Centers from 1989 to 1993 to modernize, redevelop, expand and remerchandise many of the properties.

     The Company is the asset manager of the Original Centers, making all key strategic decisions. It retains final authority over all operating matters and supervises GGMI, the property manager of the Original Centers. GGMI performs day-to-day property management functions including leasing, construction management, data processing, maintenance, accounting, marketing, promotion and security at the Original Centers pursuant to the management agreement.

     The Company, along with its stockholders in GGP/Homart, makes all key strategic decisions for the Homart Centers. The Company is the asset manager of the Homart Centers, executing the strategic plans and overseeing the day-to-day activites performed by GGMI. GGMI is currently the property manager for twenty-one of the Homart Centers, and the joint venture partners manage the other five Homart Centers.

     The goal for each Portfolio Center is to maximize the sales of their retail tenants, thereby increasing both the potential to receive both percentage rents from existing tenants and higher minimum rents from new tenants. Management believes that sales will be maximized by maintaining a quality relationship with retailers, generating high customer traffic and incorporating new strategies such as the use of entertainment tenants, theaters, ice rinks and museums.

     Company management believes that per share growth in its "Funds from Operations", which is defined as net income (loss) before non-cash expenses and certain gains or losses on sales and investments, is the key factor in enhancing stockholder value. It is management's objective to achieve growth in Funds from Operations through development of new shopping centers, acquisition of additional shopping centers, expansions, renovations, leasing vacant space, and proactive management to increase cash flow in the exisiting Portfolio Centers. Funds from Operations can also be affected by external factors, such as inflation or increases in disposable consumer income.

     CENTERMARK'S BUSINESS

     CenterMark is engaged in owning, operating, managing, leasing, expanding and redeveloping regional shopping centers and power centers and other related properties. CenterMark currently owns interests in the nineteen CenterMark Centers, fourteen separate department store properties net leased to The May Company and certain other real estate investments.

     The CenterMark Centers are located primarily in major metropolitan areas, including suburbs of Los Angeles and San Diego, California; Hartford, Connecticut; Portland, Oregon; St. Louis, Missouri; and Washington D.C. The

CenterMark Centers contain approximately 15.8 million square feet of total GLA, including approximately 60 Anchors operating under 17 trade names and more than 1,800 Mall Stores operating under approximately 960 trade names.

     GGP/HOMART'S BUSINESS

     GGP/Homart is primarily engaged in owning, operating, expanding and redeveloping regional shopping centers. GGP/Homart currently owns interests in twenty-six existing centers and one center under construction in Waterbury, Connecticut.

     The Homart Centers are located primarily in major metropolitan areas, including suburbs of San Diego and San Francisco, California; Phoenix, Arizona; Houston and Dallas - Fort Worth, Texas; Philadelphia, Pennsylvania; Miami/Ft. Lauderdale, Florida; and Washington, D.C. The Homart Centers contain approximately 22.7 million square feet of total GLA and approximately 7.9 million square feet of Mall Stores. There are approximately 109 Anchors and more than 2,500 Mall Stores in the Homart Centers.

     As of December 31, 1996, GGP/Homart owned 100% of sixteen Homart Centers and varying percentages of the other eleven Homart Centers.

     THE PORTFOLIO CENTERS

     Sixty-one of the seventy-five Portfolio Centers are enclosed mall shopping centers with at least two major department stores as Anchors and a wide variety of smaller Mall Stores. At most of the Portfolio Centers, additional Freestanding Stores are located along the perimeter of the parking area. Each Portfolio Center provides ample surface parking for shoppers. The Portfolio
Centers:

          - range in size between approximately 340,000 and 1,373,000 square feet of total GLA and between approximately 125,000 and 530,000 square feet of Mall and Freestanding GLA. The smallest Portfolio Center has approximately 40 stores, and the largest has over 175 stores;

          - have approximately 287 Anchors, operating under approximately 64 trade names; and

          - have approximately 7,000 Mall and Freestanding Stores.


     The average size of the 75 Portfolio Centers is approximately 795,000 square feet of GLA, including all Anchors, Mall Stores and Freestanding Stores. The average Mall and Freestanding GLA per Portfolio Center is approximately 310,000 square feet.

     As of December 31, 1996, the Original Centers contain approximately 20.9 million square feet of GLA consisting of Anchors (whether owned or leased), Mall Stores and Freestanding Stores. The CenterMark Centers and the Homart Centers contain GLA of approximately 15.8 million square feet and 22.7 million square feet, respectively.

     The Company's share of total revenues from the Portfolio Centers and GGMI increased from $229.1 million in 1995 to $363.4 million in 1996. No single Portfolio Center generated more than 8% of the Company's total 1996 pro rata revenues. In 1996, total Mall Store sales at all of the Portfolio Centers increased by approximately 4.7%. The Portfolio Centers weighted average Mall Store rent per square foot from leases that expired in 1996 was $18.79. As a result of market rents being higher than the rents under many of the expiring leases, the weighted average Mall Store rent per square foot on new and renewal leases during 1996 was $23.71, or $4.92 per square foot more than the above-indicated average for expiring leases.

     Total mortgage debt on the Original Centers including 50% of Quail Springs' debt at December 31, 1996 was approximately $1,177.1 million. Of this amount, $401.7 million was variable rate debt, and the remaining $775.4 million was fixed rate debt. The weighted average interest rate on the Company's debt was approximately 7.18% as of December 31, 1996. The Company's share of mortgage debt on the Homart Centers (38.2% of the debt on centers owned entirely by GGP/Homart and 38.2% of GGP/Homart's share of debt on joint venture properties) was approximately $324.4 million at December 31, 1996. $110.4 million was variable rate debt, and $214.0 million was fixed rate debt. The weighted average interest rate of the Company's share of debt attributable to the Homart Centers was approximately 7.51% as of December 31, 1996. The Company's pro rata share of total consolidated debt was $1,501.5 million as of December 31, 1996, and its weighted average interest rate was approximately 7.25%.

     In most cases, the land underlying the Portfolio Centers is owned in fee; however, in five of the Original Centers, all or part of the underlying land is owned by a third party that leases the land pursuant to a ground lease. The Company leases the land under Knollwood Mall and Rio West Mall. It also leases a portion of the Fallbrook Mall land and a portion of the SouthShore and Bayshore parking areas. The leases contain various purchase options in favor of the Company and typically provide for a right of first refusal in favor of the Company in the event of a proposed sale of the property by the Landlord.
In addition, Prince Kuhio Plaza, one of the Homart Centers, is located on land leased pursuant to a long-term ground lease.

     ANCHORS

     Anchors have traditionally been a major factor in the public's image of an enclosed shopping center. Anchors are generally department stores whose merchandise appeals to a broad range of shoppers. Anchors either own their stores, the land under them and adjacent parking areas, or enter into long-term leases at rates that are generally lower than the rents charged to Mall Store tenants. Although the Portfolio Centers receive a smaller percentage of their operating income from Anchors than from Mall Stores, strong Anchors play an important part in maintaining customer traffic and making the Portfolio Centers desirable locations for Mall Store tenants. Anchors accounted for approximately 6% of the Portfolio Centers' pro rata consolidated minimum rent during 1996.

     The following table indicates the parent company of each Anchor and sets forth the number of stores and square feet owned or leased by each Anchor at the Original Centers and the Homart Centers as of December 31, 1996.

                        GENERAL GROWTH PROPERTIES, INC.
                              PORTFOLIO ANCHORS(1)
                            As of December 31, 1996

                                                                   Total                   Square Feet
                                Name                               Stores                    (000's)
-----------------------------------------------------------        ------                  -----------
Sears                                                                47                        5,648
JCPenney                                                             45                        4,181
Dayton Hudson
         Daytons                                                      2                          269
         Hudsons                                                      3                          304
         Mervyns                                                     18                        1,482
         Target                                                      14                        1,455
                                                                  -----                      -------
                  Sub-Total Dayton Hudson                            37                        3,510
                                                                  -----                      -------
Dillards                                                             24                        3,580
May Department Stores Company
         Filenes                                                      4                          682
         Filenes Home Store                                           1                           36
         Foleys                                                       6                        1,064
         Lord & Taylor                                                3                          335
         Robinsons-May                                                3                          497
                                                                  -----                      -------
                  Sub-Total May Department Stores Company            17                        2,614
                                                                  -----                      -------
Proffitt's
         Younkers                                                     4                          355
         Herbergers                                                   1                           71
         Parisian                                                     1                           95
                                                                  -----                      -------
                  Sub-Total Proffitt's                                6                          521
                                                                  -----                      -------
Federated Department Stores
         Burdines                                                     2                          283
         Lazarus                                                      1                           50
         Macys                                                        6                        1,030
         Richs                                                        1                          240
         The Bon Marche                                               1                          100
                                                                  -----                      -------
                  Sub-Total Federated Department Stores              11                        1,703
                                                                  -----                      -------
Montgomery Ward & Co.
         Montgomery Ward                                              5                          617
         Lechmere                                                     1                           69
                                                                  -----                      -------
                  Sub-Total Montgomery Ward & Co.                     6                          686
                                                                  -----                      -------
Harcourt General
         Neiman-Marcus                                                1                          132
Mercantile Stores
         Bacons                                                       1                          187
         Castner Knott                                                1                          101
         Gayfer's                                                     1                          213
         Joslins                                                      1                          171
         JB White                                                     1                          181
                                                                  -----                      -------
                  Sub-Total Mercantile Stores                         5                          853
                                                                  -----                      -------
Kohls                                                                 2                          177
TJ Maxx                                                               2                           76
Burlington Coat Factory                                               1                          101
KMart                                                                 4                          357
Wal-Mart                                                              2                          197
All About Sports                                                      1                          335
Elder-Beerman                                                         2                          142
Emporium                                                              1                           50
Gottschalks                                                           1                          173
Hills Department Store                                                2                          175
Ross Dress For Less                                                   3                           96
Service Merchandise                                                   1                           34
Bealls                                                                2                           47
Belk                                                                  1                          122
Belk-Lindsey                                                          1                           82
Belk Men's                                                            1                           34
Boscov                                                                1                          185
Dicks Sporting Goods                                                  1                           80
Harris                                                                1                          150
Jordan Marsh                                                          1                          210
Liberty House                                                         1                           50
Oshman's Sporting Goods                                               1                           64
Saks Fifth Avenue                                                     1                          120
Scheels All Sports                                                    1                           50
Steinbachs                                                            1                           55
Strawbridge & Clothier                                                1                          218
The Bon Ton                                                           1                           82
Toys R Us                                                             1                           47
Woolworth                                                             1                           50

     MALL AND FREESTANDING STORES

     The Portfolio Centers have an aggregate of approximately 7,000 Mall and Freestanding Stores. As of December 31, 1996, national or regional chains leased approximately 91% of the space occupied in the Portfolio Centers consisting of Mall Stores and Freestanding Stores. Among the retailers with the largest representation in Mall and Freestanding Stores are: The Limited, Limited Express, Lerner, Lane Bryant, Victoria's Secret, Structure, Payless Shoesource, Kay-Bee Toys, Wilson's Leather, Thom McAnn, Casual Corner, LensCrafters, Kinney, Foot Locker, Northern Reflections, Champs.

     The Portfolio Centers derived approximately 92% of their 1996 revenues from Mall and Freestanding Stores, which comprise approximately 40% of the Portfolio Centers' total GLA. No single retailer accounted for more than 8% of leased Mall and Freestanding GLA or more than 8% of the 1996 annualized base rent.

     Current Mall and Freestanding Store leases have an average remaining term of approximately seven years. Generally, they provide for tenants to pay rent comprised of two elements: minimum and percentage rent. Minimum or base rent is often subject to increases according to a schedule agreed upon at the time of lease inception. In many cases, the base rent is adjusted for inflation by increases tied to changes in the Consumer Price Index. Percentage rent is additional rent based on a percentage of the tenants' sales over certain stated levels. In some cases, tenants pay only a fixed minimum rent, and in a
few cases, tenants pay only percentage rents.   Most leases for Mall Stores
contain provisions that allow the Portfolio Centers to recover their costs for common area maintenance, property taxes and other expenditures related to day-to-day operations. Some Anchors also contribute to the recovery of these costs.

     EXPANSIONS AND RENOVATIONS

     Most of the Portfolio Centers were designed to allow for expansion and growth through the addition of new Anchors or Mall and Freestanding Stores. Six Original Centers and five Homart Centers are in the process of an expansion, Anchor addition or renovation. The expansion and renovation of a Portfolio Center often increases customer traffic, trade area penetration and typically improves the competitive position of the property.

     ACQUISITIONS

     The Company continues to seek desirable properties for acquisition. In 1996, the Company also acquired interests in six other properties for approximately $230 million. The Company's management believes that it, together with the Operating Partnership, have the following competitive advantages and reasons to acquire enclosed shopping malls:


   - The funds necessary for a cash acquisition of a shopping center can be obtained by the Company and the Operating Partnership from a combination of sources, including mortgage or unsecured financing or the issuance of public debt or equity.

   - The Company and the Operating Partnership have the flexibility to pay for an acquisition with a combination of cash, Common Stock or limited partnership units in the Operating Partnership. This creates the opportunity for tax-advantaged transactions for sellers.

   - Management's expertise allows it to evaluate proposed acquisitions for their increased profit potential. Additional profit can originate from many sources including expansions, remodeling, remerchandising, and more efficient management of the property.

     DEVELOPMENT

     The Company, through the Operating Partnership, intends to pursue development when warranted by the potential financial returns. During 1996, the Company acquired 100% of two new development sites located in Iowa City, Iowa and Grand Rapids, Michigan. The Company and its affiliates are currently developing an enclosed shopping center in Waterbury, Connecticut and completing predevelopment work on the site recently acquired in Iowa City, Iowa. Brass Mill Mall, a 950,000 square foot enclosed regional mall and Brass Mill Commons, a 200,000 square foot power center, located in Waterbury Connecticut are scheduled to open in the fall of 1997. Coral Ridge Mall, a 1,000,000 square foot enclosed regional mall located in Iowa City, Iowa, is scheduled to open in the summer of 1998.

     ENVIRONMENTAL MATTERS

     Under various federal, state and local laws and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. In connection with its ownership and operation of the Portfolio Centers, the Company, the Operating Partnership or the relevant Property Partnership, may be potentially liable for such costs.

     All of the Portfolio Centers have been subject to Phase I environmental assessments, which are intended to discover information regarding, and to evaluate the environmental condition of, the surveyed and surrounding properties. The Phase I assessments included an historical review, a public records review, a preliminary investigation of the site and surrounding properties, screening for the presence of asbestos, polychlorinated biphenyls ("PCBs") and underground storage tanks and the preparation and issuance of a written report, but do not include soil sampling or subsurface investigations. Where the Phase I assessment so recommended, a Phase II assessment was conducted to further investigate any issues raised by the Phase I assessment. In each case where Phase I and/or Phase II assessments resulted in specific recommendations for remedial actions, management has either taken or scheduled the recommended action.

     Neither the Phase I nor the Phase II assessments have revealed any environmental liability that the Company believes would have a material effect on the Company's business, assets or results of operations, nor is the Company aware of any such liability. Nevertheless, it is possible that these assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Portfolio Centers will not be affected by tenants and occupants of the Portfolio Centers, by the condition of properties in the vicinity of the Portfolio Centers (such as the presence of underground storage tanks) or by third parties unrelated to the Operating Partnership or the Company.

     EMPLOYEES

     As of March 25, 1997, the Company and GGMI had approximately 3,000 full-time employees. None of the employees are subject to a collective bargaining agreement and the Company has not experienced a labor-related work stoppage.

     QUALIFICATION AS A REAL ESTATE INVESTMENT TRUST AND TAXABILITY OF DISTRIBUTIONS

     The Company currently qualifies as a real estate investment trust pursuant to the requirements contained under Sections 856-858 of the Internal Revenue Code of 1986, as amended (the "Code"). If, as the Company contemplates, such qualification continues, the Company will not be taxed on its real estate investment trust taxable income. During 1996, the Company distributed (or was deemed to have distributed) 100% of its taxable income to stockholders. Cash distributions in the amount of $1.72 per share were paid in 1996. Of that amount, $.808 (47.0%) was ordinary income, based on the taxable income of the Company and $.912 (53.0%) was a long-term capital gain from the sale of a portion of the CenterMark stock.

ITEM 2.  PROPERTIES

     The Company's investment in real estate as of December 31, 1996 consisted of its interests in the Portfolio Centers, development in progress and certain other real estate . As described elsewhere herein, as of December 22, 1995, the Company acquired, through the Operating Partnership, 38.2% of GGP/Homart. GGP/Homart owns interests in the Homart Centers and certain other real estate assets. The Company completed the sale of its remaining interest in CenterMark on January 2, 1997. As a result of the sale, the Company no longer has an ownership interest in the CenterMark Centers.

     The following tables set forth certain information regarding the Original Centers and the Homart Centers as of December 31, 1996. The first table depicts the Original Centers and the second table depicts the Homart Centers.

                                ORIGINAL CENTERS

                                                 TOTAL GLA/MALL
                                    YEAR        AND FREESTANDING
      NAME OF CENTER/         OPENED/REMODELED        GLA                                                                 ANCHOR
        LOCATION(1)             OR EXPANDED      (SQUARE FEET)                           ANCHORS                         VACANCIES
----------------------------  ----------------  ----------------  -----------------------------------------------------  ---------
Bayshore Mall                      1987/            616,036/      Gottschalks, JCPenney, Sears, Mervyn's, Ross Dress
  Eureka, California                1989            346,021       for Less                                                 None

Bellis Fair Mall                   1988/            764,124/
  Bellingham, Washington            N/A             350,961       The Bon Marche, JCPenney, Sears, Target, Mervyn's        None

Birchwood Mall                     1990/            607,048/
  Port Huron, Michigan              1991            280,994       Younkers, JCPenney, Sears, Target                        None

Capital Mall                       1978/            537,513/
  Jefferson City, Missouri          1985            307,828       Dillard's, JCPenney, Sears                               None

Chapel Hills Mall                  1982/            957,251/
  Colorado Springs, Colorado        1986            420,234       Joslin's, Sears, Mervyn's, KMart, JCPenney, Dillard's    None

Colony Square Mall                 1981/            548,851/
  Zanesville, Ohio                  1987            290,847       Lazarus, Elder-Beerman, JCPenney, Sears                  None

Columbia Mall                      1985/            727,013/
  Columbia, Missouri                1987            311,569       Dillard's, JCPenney, Sears, Target                       None

Eagle Ridge Mall                   1996/            615,357/
  Winter Haven, Florida             N/A             317,638       Dillard's, JCPenney, Sears                               None

Fallbrook Mall
  West Hills, California           1966/          1,017,869/      JCPenney, Target, Mervyn's,  KMart, Burlington Coat
  (Los Angeles, California)         1985            465,855       Factory                                                  None

Fox River Mall                     1984/          1,090,016/
  Appleton, Wisconsin               1991            525,320       Dayton's, Younkers, JCPenney, Sears, Target              None

Gateway Mall                       1990/            640,508/
  Springfield/Eugene, Oregon        1990            357,243       The Emporium, Sears, Target                              None

Grand Traverse Mall                1992/            578,277/
  Traverse City, Michigan           N/A             312,989       Hudson's, JCPenney, Target, TJ Maxx                      None

Greenwood Mall                     1979/            772,802/
  Bowling Green, Kentucky           1987            393,749       Castner Knott, JCPenney, Sears, Dillard's                None

Knollwood Mall
  St. Louis Park, Minnesota        1955/            511,496/
  (Minneapolis, Minnesota)          1981            300,896       Montgomery Ward, Kohl's, TJ Maxx                         None

Lakeview Mall                      1993/            614,230/
  Battle Creek, Michigan            N/A             322,637       Hudson's, JCPenney, Sears                                None

Lansing Mall                       1969/            830,213/
  Lansing, Michigan                 N/A             386,811       Hudson's, JCPenney, Mervyn's, Montgomery Ward            None

Lockport Mall                      1971/            345,894/
  Lockport, New York               1984             125,497       Montgomery Ward, Hills, Bon  Ton                         None

Mall of the Bluffs
  Council Bluffs, Iowa             1986/            587,193/
  (Omaha, Nebraska)                1988             353,559       Dillard's, JCPenney, Target                              None

Natick Mall                        1966/           1,138,252/
  Natick, Massachusetts             1994            431,066       Sears, Filene's, Lord & Taylor, Macy's, Jordan Marsh     None

Oakwood Mall                       1986/            753,400/      Dayton's, JCPenney, Target, Sears, Scheel's All
  Eau Claire, Wisconsin             1991            288,324       Sports                                                   None

Park Mall                          1974/            857,274/
  Tucson, Arizona                   N/A             338,961       Sears, Dillard's, Macy's                                 None

Piedmont Mall                      1984/            659,866/
  Danville, Virginia                1995            187,168       Belk, Hills, JCPenney, Sears, Belk Mens                  None


                               ORIGINAL CENTERS

                                                 TOTAL GLA/MALL
                                    YEAR        AND FREESTANDING
      NAME OF CENTER/         OPENED/REMODELED        GLA                                                                 ANCHOR
        LOCATION(1)             OR EXPANDED      (SQUARE FEET)                           ANCHORS                         VACANCIES
----------------------------  ----------------  ----------------  -----------------------------------------------------  ---------
The Pines                          1986/            607,874/
  Pine Bluff, Arkansas              1990            268,165       Dillard's, JCPenney, Sears, Wal-Mart                     None

Quail Springs Mall (2)             1980/           1,016,395/
  Oklahoma City, Oklahoma           N/A             328,542       Dillard's, Foley's, JCPenney, Sears                      None

Rio West Mall                      1981/            366,121/
  Gallup, New Mexico                1991            184,988       Beall's, JCPenney, KMart                                 None

River Falls Mall
  Clarksville, Indiana             1990/           744,405/
  (Louisville, Kentucky)            N/A             399,367       Bacons, Wal-Mart, Toys "R" Us, All About Sports          None

River Hills Mall                   1991/            647,235/
  Mankato, Minnesota               1996             285,186       Herberger's, JCPenney, Target, Sears                     None

Sooner Fashion Square              1976/            466,165/
  Norman, Oklahoma                  N/A             199,933       Dillard's, JCPenney, Sears, Service Merchandise          None

SouthShore Mall                    1981/            339,825/
  Aberdeen, Washington              N/A             150,498       JCPenney, Sears, KMart                                   None

Westwood Mall                      1972/            465,218/
  Jackson, Michigan                 N/A             147,124       Elder-Beerman, JCPenney, Montgomery Ward                 None

West Valley Mall                   1995/            557,715/
  Tracy, California                 N/A             281,097       Gottschalks, JCPenney, Target, Ross Dress for Less       None

MALLS UNDER DEVELOPMENT
-----------------------
Coral Ridge Mall                   1998/            900,000/
  Iowa City, Iowa                   N/A             300,000       Dillard's, Younkers, Sears, JCPenney, Target             None

(1) In some cases, where a center's location is part of a larger metropolitan area, the metropolitan area is identified in parentheses.

(2)  The Company owns 50% of Quail Springs Mall.

                                HOMART CENTERS

                                                                   TOTAL GLA/MALL
                                       YEAR          OWNERSHIP    AND FREESTANDING
        NAME OF CENTER/          OPENED/REMODELED   INTEREST %           GLA                                                ANCHOR
          LOCATION(1)              OR EXPANDED     OF GGP/HOMART  (SQUARE FEET) (2)                ANCHORS                 VACANCIES
-------------------------------  ----------------  -------------  -----------------  ------------------------------------  ---------
                                                                                     Dillard's, JCPenney, Mervyn's,
Arrowhead Towne Center                1993/                          1,135,603/      Montgomery Ward,
  Glendale, Arizona                    1996            33.3            397,656       Robinson's-May                          None

Bay City Mall                         1991/                           527,246/       Sears, Target, JCPenney,
  Bay City, Michigan                   1993             100            211,595       Younkers                                None

Chula Vista Center                    1960/                           884,314/       Macy's, Sears, JCPenney,
  Chula Vista, California              1994             100            302,364       Mervyn's                                None

Columbiana Centre                     1990/                           789,018/       Sears, Parisian's, Dillard's,
  Columbia, South Carolina             1992             100            251,130       J. B. White                             None

Deerbrook Mall
  Humble, Texas                       1984/                          1,199,864/      Sears, Mervyn's, Macy's,
  (Houston, Texas)                     N/A              100            362,936       Foley's, JCPenney                       None

Eden Prairie Center                   1976/                           863,399/       Sears, Target, Kohl's,
  Eden Prairie, Minnesota              1994             100            325,973       Mervyn's                                None
  (Minneapolis, Minnesota)

Lakeland Square                       1988/                           904,910/       Sears,  Mervyn's, Belk-Lindsey,
  Lakeland, Florida                    1994             50             291,780       Dillard's, JCPenney, Burdines           None

Meriden Square                        1971/                           725,265/       Sears, JCPenney, Filene's               None
  Meriden, Connecticut                1993              50             290,439
  (Hartford, Connecticut)

Moreno Valley Mall                    1992/                          1,034,788/      Sears, Robinson's-May,
  Moreno Valley, California            N/A              100            429,254       JCPenney, Harris'                       None

Neshaminy Mall                        1968/                           945,779/       Sears, Strawbridge & Clothier,
  Bensalem, Pennsylvania               N/A              50             308,988       Boscov's, Woolworth                     None

Newgate Mall                          1981/                           688,856/       Sears, Mervyn's, Dillard's,
  Ogden, Utah                          1994             100            275,692       Oshman's                                None

New Park Mall                         1980/                          1,107,837/      Sears, Macy's, Mervyn's,
  Newark, California                   1993             50             388,005       JCPenney                                None

North Point Mall
  Alpharetta, Georgia                 1993/                          1,362,574/      Sears, JCPenney, Lord & Taylor,
  (Atlanta, Georgia)                   N/A              100            396,287       Mervyn's, Rich's, Dillard's             None

The Parks at Arlington                1988/                          1,190,857/      Sears, Dillard's, Mervyn's,
  Arlington, Texas                     N/A              N/A            359,912       Foley's, JCPenney                       None


The Pavilions at Buckland Hills       1990/                           963,120/       Sears, Filene's, JCPenney, Lord &
  Manchester, Connecticut              1994             N/A            327,284       Taylor, Filene's Home Store, Dick's     None
                                                                                     Sporting Goods

Pembroke Lakes Mall                   1992/                          1,063,859/      Sears, Burdine's, JCPenney,
  Pembroke Pines, Florida              N/A              100            337,235       Mervyn's, Dillard's                     None

Prince Kuhio Plaza                    1985/                           475,765/       Sears, Liberty House, Woolworth,
  Hilo, Hawaii                         N/A              100            166,191       JCPenney                                None

Rolling Oaks Mall                     1988/                           758,584/
  San Antonio, Texas                   1992             50             297,727       Sears, Dillard's, Foley's, Beall's      None

Sequoia Mall and Tower Plaza          1975/                           345,940/
  Visalia, California                  N/A              100            172,940       Sears, Mervyn's, Ross Dress for Less    None

Steeplegate Mall                      1990/                           446,598/
  Concord, New Hampshire               N/A              100            162,655       Sears, JCPenney, Steinbach               One

Superstition Springs Center           1990/                          1,075,054/      Sears, JCPenney, Dillard's,
  East Mesa, Arizonia                  1994            33.3            368,361       Mervyn's, Robinson's-May                None

Tysons Galleria                       1988/                           808,771/       Macy's, Saks Fifth Avenue,
  McLean, Virginia                     N/A              100            296,838       Neiman Marcus                           None


                                HOMART CENTERS

                                                                   TOTAL GLA/MALL
                                       YEAR          OWNERSHIP    AND FREESTANDING
        NAME OF CENTER/          OPENED/REMODELED   INTEREST %           GLA                                                ANCHOR
          LOCATION(1)              OR EXPANDED     OF GGP/HOMART  (SQUARE FEET) (2)                ANCHORS                 VACANCIES
-------------------------------  ----------------  -------------  -----------------  ------------------------------------  ---------

Vista Ridge Mall                      1989/                           1,052,617/      Sears, Dillard's, Foley's,
  Lewisville, Texas                    1991              80             379,555       JCPenney                                None

Washington Park Mall                  1984/                            351,486/
  Bartlesville, Oklahoma               1986             100             157,190       Sears, Dillard's, JCPenney              None

West Oaks Mall
  Ocoee, Florida                      1996/                          1,015,160/
  (Orlando, Florida)                   N/A              100             312,626       Dillard's, Sears, JCPenney, Gayfers     None

The Woodlands Mall
  The Woodlands, Texas                1994/                           1,028,033/      Sears, Dillard's, Mervyn's,
  (Houston, Texas)                     N/A               50             350,082       Foley's                                 None

MALLS UNDER DEVELOPMENT
-----------------------
Brass Mill Center/Commons             1997/                           1,185,199/      Sears, Filene's, Lechmere,
  Waterbury, Connecticut               N/A              100             528,608       JCPenney                                None

(1) In cases where a Center's location is part of a larger metropolitan area, the metropolitan area is identified in parenthesis.
(2) Includes square footage added in redevelopment/expansion projects.
(3) GGP/Homart's participation is subordinated to certain preferred returns to its Joint Venture Partners.

     For other information concerning the Original Centers and the Homart Centers see "Item 1 - Business - Business of the Company" and "Item 1 - Business - GGP/Homart's Business", and for information concerning the mortgage debt encumbering the Original Centers see Note 7 to the Consolidated Financial Statements appearing in Item 8 of this Annual Report on Form 10-K.


     ITEM 3.  LEGAL PROCEEDINGS

     The Company, the Operating Partnership and the Property Partnerships are not currently involved in any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against the Company, the Operating Partnership, the Property Partnerships or their properties, CenterMark, or GGP/Homart other than routine litigation arising in the ordinary course of business, most of which is expected to be covered by liability insurance. For information about certain environmental matters, see "Item 1 - Business - Environmental Matters."


     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to the Company's stockholders during the fourth quarter of fiscal 1996.

     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS

     The Common Stock is listed on the New York Stock Exchange ("NYSE") and trades under the symbol "GGP". As of March 25, 1997, the 30,789,185 outstanding shares of Common Stock were held by approximately 965 stockholders of record. The closing price per share of Common Stock on the NYSE on such date was $30.75 per share.

     Set forth below are the high and low sales prices per share of Common Stock as reported on the composite tape, and the distributions per share of Common Stock declared for each such period.


                            Price
        1996          ------------------    Declared
   Quarter Ending      High        Low    Distribution
--------------------  ------------------  ------------
March 31, 1996          $24.00    $20.63          $.43
June 30, 1996           $24.63    $20.63          $.43
September 30, 1996      $26.00    $23.50          $.43
December 31, 1996       $32.75    $23.88          $.43


                            Price
        1995          ------------------    Declared
   Quarter Ending      High        Low    Distribution
--------------------  ------------------  ------------
March 31, 1995          $22.63    $20.38          $.41
June 30, 1995           $21.75    $19.38          $.41
September 30, 1995      $20.63    $19.00          $.41
December 31, 1995       $21.63    $18.50          $.43


                            Price
        1994          ------------------    Declared
   Quarter Ending      High        Low    Distribution
--------------------  ------------------  ------------
March 31, 1994          $21.50    $19.63          $.39
June 30, 1994           $22.00    $19.25          $.39
September 30, 1994      $22.63    $19.50          $.39
December 31, 1994       $22.63    $19.25          $.41

     Set forth below is certain information about sales made by the Company and/or the Operating Partnership of securities during the fourth quarter of 1996, which sales were not registered under the Securities Act of 1933, as amended. The sales were all made in connection with the acquisition of the malls and interests therein indicated below, were effected in reliance upon the exemption contained in Section 4 (2) of the Securities Act pf 1933, as amended and/or Regulation D promulgated thereunder, and were not underwritten offerings.

                                                                                Offering Price or
  Date            Issuer           Security     Amount         Purchaser        Consideration
--------------------------------------------------------------------------------------------------
 10/04/96        Company         Common Stock  1,000,000  K-GAM Limited         Park Mall
                                                          Partnership

 11/27/96        Company         Common Stock    895,928  The Equitable Life    Sooner Fashion Mall
                                                          Assurance Society     and 50% of Quail
                                                          of the United         Springs Mall
                                                          States

 12/06/96        Operating       Units         1,445,000  Forbes-Cohen          Lakeview Square,
                 Partnership                              Properties,           Lansing Mall and
                                                          Lakeview Square       Westwood Mall
                                                          Associates and
                                                          Jackson Properties

SELECTED FINANCIAL DATA
     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following table sets forth selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report.



                                             1996                 1995           1994           1993          1992
                                          ----------           ----------     ----------    ----------   -----------
OPERATING DATA
  Revenue                                 $  217,405           $  167,396     $  152,583    $  142,210    $  119,050
  Operating Expenses                          75,954               63,968         63,118        55,073        46,379
  Depreciation and Amortization               39,809               30,855         28,190        25,377        22,074
  Interest Expense, Net                       66,439               46,334         42,995        37,495        47,249
  Equity in Net Income (Loss) of
    Unconsolidated Affiliates                 17,589                9,274          6,096             -          (620)
  Gain on the sale of a portion of
    CenterMark                                43,821               33,397              -             -             -
  Net Income (Loss)
    Before Minority Interest                  96,613               68,910         24,376        24,265         2,728
  Minority Interests (1)                     (34,580)             (25,856)        (9,518)       (9,823)       (2,728)
  Extraordinary Item                          (2,291)                   -           (693)       (1,832)            -
  Net Income                                  59,742               43,054         14,165        12,610             -
  Earnings Per Share Before
    Extraordinary Item                          2.20                 1.69            .65           .63             -
  Net Earnings Per Share                        2.12                 1.69            .62           .55             -
  Distributions Declared Per Share              1.72                 1.66           1.58          1.05             -

FUNDS FROM OPERATIONS
     (Unaudited)
  Funds From Operations (2)
    Operating Partnership                 $  108,526           $   81,214     $   69,610    $   47,810    $   25,422
  Minority Interest                          (39,841)             (30,915)       (27,927)      (19,189)      (25,422)
  Funds From Operations
    Company                                   68,685               50,299         41,683        28,621             -
  Funds From Operations per share               2.44                 1.97           1.83          1.58           N/A

BALANCE SHEET DATA
  Investment in Real Estate Assets        $1,639,440           $1,547,621     $  996,125    $  786,008    $  668,979
  Total Assets                             1,757,717            1,455,982        906,533       789,455       629,500
  Total Debt                               1,169,493            1,027,932        607,561       453,437       728,310
  Stockholders' Equity/(Deficit)             330,267              229,383        154,426       173,013      (116,237)

CASH FLOW DATA
  Operating Activities                    $   52,688           $   60,660     $   48,936    $   53,077    $   24,313
  Investing Activities                       (14,771)            (469,204)      (145,253)     (111,408)      (38,358)
  Financing Activities                       (40,268)             421,225         96,380        52,587        16,421


(1) Current minority holders (primarily the Bucksbaums) who were previously the sole stockholders of the Company.

(2) Represents net income (loss) before minority interest excluding straight line rent plus real estate depreciation and amortization and adjusted for equity in net income (loss) of unconsolidated affiliates (including related depreciation and amortization). Funds From Operations does not represent cash flow from operations as defined by Generally Accepted Accounting Principles (GAAP) and is not necessarily indicative of cash available to fund all cash requirements.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto appearing later in this Annual Report.


     CERTAIN INFORMATION ABOUT THE PORTFOLIO CENTERS

     As of December 31, 1996, the Company owned 100% of thirty enclosed regional shopping centers and 50% of Quail Springs Mall (the "Original Centers") and, through the Operating Partnership, owned 14% of the stock of CenterMark Properties, Inc. and 38.2% of the stock of GGP/Homart, Inc. CenterMark owns interests in nineteen shopping centers (the "CenterMark Centers") and other properties. GGP/Homart owns interests in twenty-six shopping centers (the "Homart Centers") and one center under development. Together, the Original Centers, the CenterMark Centers and the Homart Centers comprise the operating partnership portfolio (the "Portfolio Centers"). Virtually all of the Company's revenues are derived from fixed minimum rents, percentage rents and recoveries of operating expenses from its tenants.

     On December 31, 1996, the Portfolio Centers were approximately 85.4% leased. Excluding certain shopping centers that are currently undergoing redevelopment, the occupancy of the remaining centers on December 31, 1996, was approximately 86.3%.

     Comparable mall store sales averaged $260 per square foot at the Portfolio Centers in 1996. In 1996, total mall store sales at the Portfolio Centers increased by 4.7% over 1995, and comparable mall store sales increased by 2.2% over 1995.

     After appropriate weighting based upon the relative contributions to total 1996 portfolio net operating income made by each of the Original Centers, the Homart Centers and the CenterMark Centers, the average Mall Store rent per square foot from leases that expired in 1996 was $18.79. The Portfolio Centers benefited from increasing rents inasmuch as the weighted average mall store rent per square foot on new and renewal leases executed during 1996 was $23.71, or $4.92 per square foot above the average for expiring leases.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

     Total 1996 revenues increased by $50.0 million or 29.9% to $217.4 million from $167.4 million in 1995. Of this increase, $44.4 million was generated from increased minimum rents, tenant recoveries, percentage rents and other income. A majority of the increases came from new developments that were placed in service during 1995 and five properties that were acquired in 1996. The remaining $5.6 million was generated by straight line rents of $1.9 million and fee revenue of $3.7 million. The fee revenue was primarily generated by asset management services performed for GGP/Homart.

     Total 1996 operating expenses, including depreciation and amortization, increased by $20.9 million or 22.1% to $115.8 million in 1996 compared to $94.8 million in 1995. This increase consists of $3.0 million of real estate taxes and management fees, $8.9 million of depreciation expense, $1.7 million increase in provision for doubtful accounts and $7.3 million of property operating and general and administrative expenses from all properties, including five properties acquired during the fourth quarter of 1996.

     Net interest expense increased by $20.1 million or 43.4% to $66.4 million in 1996 compared to $46.3 million in 1995. The acquisitions and development of new properties, net of interest cost savings as a result of the use of the CenterMark sale proceeds, accounted for a $27.7 million increase. Additional interest cost savings due to lower interest rates reduced net interest expense by $4.3 million. Interest income increased by $3.3 million of which $2.8 million was interest income from GGMI.

     Equity in net income of unconsolidated affiliates increased by $8.3 million, from $9.3 million in 1995 to $17.6 million in 1996, or an 89% increase. Approximately $8.7 million of the increase is attributable to the Company's 38.2% interest in GGP/Homart's net income. The increase of $0.8 million in CenterMark's net income was due to changing from the equity method to the cost method of accounting as a result of the Company's reduced ownership interest in CenterMark (see Note 3 of notes to consolidated financial statements). The Company's investment in Quail Springs Mall accounted for a $0.1 million increase and GGMI accounted for a decrease of approximately $1.3 million. In addition, the Company had a gain of $43.8 million on the sale of a portion of its interest in CenterMark on July 1, 1996. As of that date, the Company's interest in CenterMark was reduced to 14%.

     Net income increased by $16.6 million in 1996 to $59.7 million from $43.1 million in 1995. The increase resulted from a larger gain on CenterMark in the amount of $6.6 million (net of minority interest share) and a combination of the aforementioned items.

COMPARISON OF YEAR ENDED DECEMBER 31, 1995 TO YEAR ENDED DECEMBER 31, 1994

     Total 1995 revenues increased by $14.8 million or 9.7% to $167.4 million compared to $152.6 million in 1994. Of this increase, $8.9 million or 6.0% came from increased revenues generated by twenty-one of the Original Centers that were owned throughout the two-year period. Of this increase, $5.8 million was generated by higher minimum rents, $2.3 million was derived from additional costs recovered from tenants, and the remaining $0.8 million was from higher percentage rents and other income. The remaining $5.9 million increase in total revenues, or 3.7% came from new acquisitions, developments and other sources for 1995. Of this increase from new sources, $5.1 million was generated from minimum rents, tenant recoveries, percentage rents and other income from Piedmont Mall, West Valley Mall and Natick Mall. The other $0.8 million of revenues from new sources were primarily gross fees received for other asset management, property management and other services performed for GGP/Homart, Inc.

     Total 1995 operating expenses, including depreciation and amortization, increased by $3.5 million or 3.8% to $94.8 million in 1995 compared to $91.3 million in 1994. Of this increase, $0.9 million or 1% was from higher expenses for twenty-one of the Original Centers that were owned throughout the two-year period. The $0.9 million net increase was from a combination of $0.7 million of increased real estate taxes, $1.7 million of increased property operating expenses and $2.1 million of higher depreciation expense, less a $1.9 million reduction in management fees and a $1.7 million reduction in the provision for doubtful accounts. The remaining $2.6 million increase in total expenses, or 2.8%, was from expenses on properties added in 1995 (Piedmont, West Valley and Natick) and from incremental general and administrative expenses for providing services. The $2.6 million increase consists of $0.3 million of real estate taxes and management fees, $0.5 million of depreciation expense and $1.8 million of additional property operating and general and administrative expenses.

     Net interest expense for 1995 was $46.3 million, an increase of $3.3 million or 7.7% over 1994 net interest expense of $43.0 million. $1.4 million or 3.2% of the increase was attributable to new borrowings for Piedmont, West Valley and Natick Malls, which were not owned in 1994. The other $1.9 million or 4.5% of increased interest expense was primarily from higher interest rates on variable rate loans of approximately $1.5 million. The remaining $0.4 million of increased interest expense was from interest on new financing used to acquire GGP/Homart near the end of 1995.

     Equity in net income of unconsolidated affiliates increased by $3.2 million, from $6.1 million in 1994 to $9.3 million in 1995, or a 52% increase. $2.5 million, or 41% of the increase was from higher earnings from CenterMark, and the remaining $0.6 million, or 9% of the increase was the Company's 38.2% share of net income from GGP/Homart which was purchased near the end of 1995. In addition, the Company had a gain of $33.4 million on the sale of 25% of its interest in CenterMark on December 19, 1995. As of that date, the Company's interest in CenterMark was reduced to 30%.

     Net income increased by $28.9 million in 1995, to $43.1 million from $14.2 million in 1994. The increase resulted from the gain of $20.7 million (net of minority interest share) plus an $8.2 million net increase resulting from a combination of the aforementioned items.

COMPANY PORTFOLIO RESULTS AND FUNDS FROM OPERATIONS

     In order to portray the sources of the Company's Funds from Operations in a more meaningful and useful manner, the Company Portfolio results and funds from operations depicted below reflect 100% of the revenues and expenses of the Original Centers and GGMI combined with the Company's share of CenterMark's and GGP/Homart's portfolio results. The Company Portfolio results are a line item pro rata consolidation of 100% of the revenues and expenses of the Original Centers and GGMI, with the Company's share of the comparable revenue and expenses of the wholly owned CenterMark Centers and GGP/Homart Centers and the Company's share of CenterMark's and GGP/Homart's various percentage interests of the revenues and expenses of the centers that are owned in part by unaffiliated joint venture partners. Interest expense and general and administrative costs that relate to the acquisition, management and oversight of the Company's ownership of CenterMark and GGP/Homart are charged entirely against the Company's direct operations. These expenses cannot be charged on CenterMark's and GGP/Homart's books because the other stockholders in CenterMark and GGP/Homart are not affiliated with the Company.

     The Company's share of CenterMark's and GGP/Homart's Funds from Operations does not represent the net effective incremental contribution to the Company made by the CenterMark and GGP/Homart centers. Accordingly, management believes the following schedule of the relative share of Company Portfolio net operating income (basically Funds from Operations before interest expense) contributed by each of the Original Centers, the CenterMark Centers and the GGP/Homart Centers provides a better indication of the significance of each portfolio to the Company's overall funds from operations. The net operating income from the Company's Portfolio is essentially equivalent to earnings before interest, taxes, depreciation and amortization (EBITDA). EBITDA from the Company's property management affiliate is included below with the Original Centers.


                                            THREE MONTHS                        FOR THE YEAR
                                               ENDED                               ENDED            % OF
  NET OPERATING INCOME BY PORTFOLIO      DECEMBER 31, 1996     % OF TOTAL    DECEMBER 31, 1996     TOTAL
--------------------------------------   -----------------     ----------    -----------------    ------
Original Centers and GGMI                      $39,699           70%              $140,526          68%
CenterMark (a)                                   5,532            9%                25,977          12%
38.2% of GGP/Homart (b)                         11,844           21%                40,798          20%
                                               -------          ----              --------         ----
Company Portfolio Net Operating Income         $57,075          100%              $207,301         100%
                                               =======          ====              ========         ====

(a) Reflects the Company's share of CenterMark's Net Operating Income.
(b) Reflects the Company's share of GGP/Homart's Net Operating Income.

The Company Portfolio results and Funds from Operations reflected below for the three and twelve months ended December 31, 1996 and 1995 do not purport to project results for any future period.

              COMPANY PORTFOLIO RESULTS AND FUNDS FROM OPERATIONS
         FOR THE THREE MONTHS AND YEAR ENDED DECEMBER 31, 1996 AND 1995
            (In thousands, except for per share amounts - Unaudited)

                                                  Three Months Ended           For the Year Ended
                                                      December 31,                December 31,
                                                  1996          1995           1996            1995
                                               ---------      ---------      ---------       --------
Revenues
   Minimum rents (a)                           $ 60,431       $ 42,285       $210,130        $144,520
   Tenant recoveries                             24,251         19,808         96,263          72,381
   Percentage rents                               2,298          1,294          7,786           5,745
   Other                                          1,918          1,689          6,665           5,874
   Fees                                          16,833            613         42,544             613
                                               --------       --------       --------        --------
     Total revenues                            $105,731       $ 65,689       $363,388        $229,133
Operating expenses (b)                          (47,928)       (25,582)      (153,065)        (83,044)
General and administrative                         (728)          (710)        (3,022)         (2,811)
                                               --------       --------       --------        --------
   Net operating income                          57,075         39,397        207,301         143,278
Interest expense, net                           (25,117)       (16,115)       (98,775)        (62,064)
                                               --------       --------       --------        --------
Operating Partnership funds from operations    $ 31,958       $ 23,282       $108,526        $ 81,214
Less:  FFO allocable to Operating
        Partnership unitholders                $ 11,502       $  8,617       $ 39,841        $ 30,915
                                               --------       --------       --------        --------
Company funds from operations                  $ 20,456       $ 14,665       $ 68,685        $ 50,299
                                               ========       ========       ========        ========
FFO per share                                  $    .68       $    .54       $   2.44        $   1.97
                                               ========       ========       ========        ========


                               COMPANY PORTFOLIO
             RECONCILIATION OF FUNDS FROM OPERATIONS TO NET INCOME
                       (Dollars in thousands - Unaudited)

                                                                 Three Months Ended         For the Year Ended
                                                                    December 31,                December 31,
                                                                 1996          1995          1996          1995
                                                               --------      --------      --------      --------
Operating Partnership funds from operations (from above)       $ 31,958      $ 23,282      $108,526      $ 81,214
Depreciation and amortization of real estate costs              (16,697)      (12,526)      (62,083)      (48,698)
Straight-line rent (not included in FFO, so it is added
   back in order to reconcile to GAAP net income)                 1,633           645         6,195         2,997
Gain on sales                                                        27        33,397        43,975        33,397
Allocations to Operating Partnership unitholders                 (5,826)      (16,575)      (34,580)      (25,856)
Extraordinary item (c)                                                -             -        (2,291)            -
                                                               --------      --------      --------      --------
   Net income                                                  $ 11,095      $ 28,223      $ 59,742      $ 43,054
                                                               ========      ========      ========      ========

(a) Excluding straight-line rents for the three and twelve months ended December 31, 1996 and 1995, of $1,633 and $6,195 and $645 and $2,997,
     respectively.

(b) Excluding depreciation and amortization of capitalized real estate costs other than financing fees/costs.

(c)  Charges related to early retirement of debt.

        BREAKDOWN OF COMPANY PORTFOLIO RESULTS AND FUNDS FROM OPERATIONS
                  FOR THE THREE MONTHS ENDED DECEMBER 31, 1996
            (In thousands, except for per share amounts - Unaudited)

                                                 Original    GGP/
                                                 Centers    Homart    CenterMark      GGMI         Total
                                                ---------  -------    ----------    --------     ---------
Revenues
   Minimum rents (a)                            $ 40,865  $ 13,610     $ 5,956      $      -     $ 60,431
   Tenant recoveries                              17,142     5,452       1,657             -       24,251
   Percentage rents                                1,518       525         255             -        2,298
   Other                                           1,051       676         191             -        1,918
   Fees                                              992         -           -        15,841       16,833
                                                --------  --------     -------      --------     --------
      Total revenues                              61,568    20,263       8,059        15,841      105,731
Operating expenses (b)                           (23,639)   (8,419)     (2,527)      (13,343)     (47,928)
General and administrative                          (728)        -           -             -         (728)
                                                --------  --------     -------      --------     --------
   Net operating income                           37,201    11,844       5,532         2,498       57,075
Interest expense, net                            (16,362)   (4,787)     (2,485)       (1,483)     (25,117)
                                                --------  --------     -------      --------     --------
Operating Partnership funds from operations     $ 20,839  $  7,057     $ 3,047      $  1,015     $ 31,958
                                                ========  ========     =======      ========     ========
Funds from operations per share/unit                                                             $   0.68
                                                                                                 ========



                 FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1996
            (In thousands, except for per share amounts - Unaudited)

                                                 Original    GGP/
                                                 Centers    Homart    CenterMark      GGMI         Total
                                                ---------  -------    ----------    --------     ---------
Revenues
  Minimum rents (a)                             $136,476  $ 46,955     $ 26,699     $      -     $ 210,130
  Tenant recoveries                               63,146    21,505       11,612            -        96,263
  Percentage rents                                 5,409     1,448          929            -         7,786
  Other                                            3,940     2,089          636            -         6,665
  Fees                                             4,560         -            -       37,984        42,544
                                                --------  --------     --------     --------     ---------
    Total revenues                               213,531    71,997       39,876       37,984       363,388
Operating expenses (b)                           (75,741)  (31,199)     (13,899)     (32,226)     (153,065)
General and administrative                        (3,022)        -            -            -        (3,022)
                                                --------  --------     --------     --------     ---------
  Net operating income                           134,768    40,798       25,977        5,758       207,301

Interest expense, net                            (66,499)  (19,396)     (10,057)      (2,823)      (98,775)
                                                --------  --------     --------     --------     ---------
Operating Partnership funds from operations     $ 68,269  $ 21,402     $ 15,920     $  2,935     $ 108,526
                                                ========  ========     ========     ========     =========

Funds from operations per share/unit                                                              $   2.44
                                                                                                  ========


(a) Excluding straight-line rent of $1,633 and $6,195 for the three and twelve months ended December 31, 1996.

(b) Excluding depreciation and amortization of capitalized real estate costs other than financing fees/costs.

                         OTHER COMPANY PORTFOLIO DATA
          AS OF AND/OR FOR THE TWELVE MONTHS ENDED DECEMBER 31, 1996
        (In thousands, except for per square foot amounts - Unaudited)


                                   Original    GGP/                    Total or
                                   Centers   Homart(a)  CenterMark(a)   Average
                                   --------  ---------  -------------  --------
Occupancy of centers not
under redevelopment                   84.5%      86.1%        90.4%        86.3%

Tenant allowances                  $ 8,483    $ 5,676     $  5,237     $ 19,396
Annualized sales per sq. ft.       $   237    $   281     $    270     $    260
Average rent per sq. ft.
   of new/renewal leases           $ 20.14    $ 25.72     $  27.93     $  23.71
Average rent per sq. ft.
   of expiring leases              $ 18.70    $ 21.61     $  16.15     $  18.79

% change in total sales                3.3%       7.5%         3.6%         4.7%

(a) Data is for 100% of the non-anchor GLA in each portfolio, including those centers that are owned in joint ventures with others.

    TOTAL PORTFOLIO DEBT MATURITY AND CURRENT AVERAGE INTEREST RATE SUMMARY
                            AS OF DECEMBER 31, 1996
                      (Dollars in Thousands - Unaudited)


                  Original Centers(a)        GGP/Homart(b)       Total Portfolio Debt
                  -------------------  ------------------------  --------------------
                              Current                   Current              Current
                   Maturing   Average   Maturing        Average  Maturing    Average
       Year       Amount (c)    Rate   Amount (c)        Rate    Amount (c)    Rate
----------------  ----------  -------  ----------       -------  ----------  --------
1997              $  301,441    6.71%  $        -            -   $  301,441    6.71%
1998                 111,739    7.50%      34,380         7.18%     146,119    7.42%
1999                 125,588    8.90%     125,077         7.70%     250,665    8.30%
2000                       -        -      11,460         7.15%      11,460    7.15%
2001                 152,000    6.41%           -             -     152,000    6.41%
Subsequent           486,375    7.20%     153,447         7.46%     639,822    7.26%
                  ----------  -------  ----------       -------  ----------  --------
Totals            $1,177,143    7.18%  $  324,364         7.51%  $1,501,507    7.25%
                  ==========  =======  ==========       =======  ==========  ========
Floating Rate(d)  $  401,739    6.88%  $  110,327         7.71%  $  512,066    7.06%
Fixed Rate           775,404    7.32%     214,037  (e)    7.41%     989,441    7.34%
                  ----------  -------  ----------       -------  ----------  --------
Totals            $1,177,143    7.18%  $  324,364         7.51%  $1,501,507    7.25%
                  ==========  =======  ==========       =======  ==========  ========

(a) Includes the Company's 50% share ($8,620) of Quail Springs debt.
(b) GGP/Homart debt reflects the Operating Partnership's share of its total portfolio debt.
(c) Maturing amount reflects the December 31, 1996 balance as if it was due on the final maturity date.
(d) The interest rate used for floating rate debt is the rate as of December 31, 1996.
(e) Includes $34,381 of floating rate debt with a 9% cap on the all-in rate through maturity in December 1998.

COMPANY PORTFOLIO RESULTS AND FUNDS FROM OPERATIONS (FFO)
FOR THE YEARS ENDED DECEMBER 31, 1996,
1995 AND 1994

In order to portray the sources of the Operating Partnership's FFO in a more meaningful and expansive manner, the Company portfolio results depicted below reflect 100% of the revenues and expenses of the thirty properties which are wholly-owned by the Operating Partnership combined with the operating results of GGMI, 38.2% of GGP/Homart's portfolio results, the Company's share (see
Note 3) of CenterMark's portfolio results and 50% of Quail Springs Mall, all from the respective dates of acquisition. In effect, the Company portfolio results are a line item pro rata consolidation of 100% of the revenues and expenses from its wholly-owned properties, GGMI, 38.2% of the comparable revenues and expenses of the wholly-owned GGP/Homart properties, its share of GGP/Homart's various percentage interests in the revenues and expenses of its unconsolidated affiliates, the Company's share of the comparable revenues and expenses of the wholly-owned CenterMark properties and the Company's share of CenterMark's various percentage interests in the revenues and expenses of its unconsolidated affiliates and 50% of the revenues and expenses of Quail Springs Mall.



PORTFOLIO RESULTS (A) AND FUNDS FROM OPERATIONS
-----------------------------------------------
(Dollars in thousands, except Per Share Amounts -
Unaudited)
                                                            1996        1995        1994
                                                         ---------   ---------    ---------
Revenues
     Minimum rents                                       $ 210,130   $ 144,520    $ 134,426
     Tenant recoveries                                      96,263      72,381       70,199
     Percentage rents                                        7,786       5,745        5,917
     Other                                                   6,665       5,874        3,689
     Fees                                                   42,544         613
                                                         ---------   ---------    ---------
           Total revenues                                  363,388     229,133      214,231
Operating expenses (b)                                    (156,087)    (85,855)     (87,322)
                                                         ---------   ---------    ---------
Net operating income                                       207,301     143,278      126,909
Interest expense, net                                      (98,775)    (62,064)     (57,299)
                                                         ---------   ---------    ---------
           Funds from operations (c)                     $ 108,526   $  81,214    $  69,610
                                                         =========   =========    =========
Funds from operations per share (c) (d)                  $    2.44   $    1.97    $    1.83
                                                         =========   =========    =========

RECONCILIATION OF FFO TO NET INCOME DETERMINED IN ACCORDANCE WITH
GENERALLY ACCEPTED ACCOUNTING PRINCIPLES:
-----------------------------------------
Funds from operations (from above)                       $ 108,526   $  81,214    $  69,610

Depreciation and amortization                              (62,083)    (48,698)     (45,733)
Pro forma adjustments (a)                                                               499
Straight line rents                                          6,195       2,997
Gain on sales                                               43,975      33,397
Allocations to Operating Partnership Unitholders           (34,580)    (25,856)      (9,518)
Extraordinary item - charges related to early
retirement of debt                                          (2,291)                    (693)
                                                         ---------   ---------   ----------
      Net income                                         $  59,742   $  43,054   $   14,165
                                                         =========   =========   ==========
Net income - per share (d)                               $    2.12   $    1.69   $      .62
                                                         =========   =========   ==========
(a)  Portfolio results for 1994 include adjustments to account for the acquisition of 40% of CenterMark as though it occurred on January 1, 1994.
(b)  All expenses other than depreciation and amortization of real estate assets.
(c)  No income from straightlining rents or gains on outparcel sales is included in funds from operations.
(d)  Assuming full conversion of the Operating Partnership units into shares of the Company's common stock for a total of
     44,470,761, 41,209,291 and 38,040,085 weighted average shares outstanding for the years ended December 31, 1996,  1995 and 1994 respectively.

LIQUIDITY AND CAPITAL RESOURCES

     The principal sources of funding for development, acquisitions, expansion, and renovation programs at the Portfolio Centers have historically been funds from operations, construction loans, intermediate and permanent debt financing and proceeds from equity offerings.

     On April 15, 1993, the Company completed its IPO, resulting in net cash proceeds to the Company of approximately $383 million, most of which was used to repay outstanding debt. In January 1994, the Operating Partnership established a $208.5 million line of credit, and approximately $140 million of it was used, in addition to $42 million of cash on hand, to acquire 40% of the stock of CenterMark.

     On May 23, 1995, the Company completed a follow-on stock offering of 4.5 million shares of its Common Stock at $20.75 per share. Net proceeds after underwriting discounts and other costs were approximately $88 million. On July 1, 1995, the Operating Partnership issued an additional 832,936 units in connection with the acquisition of Piedmont Mall. During 1996, 1,833,949 additional units were issued as consideration (net of conversions from operating partnership units to common stock). The Bucksbaums received an additional 453,791 units when the Company purchased GGMI. On December 6, 1996, 1,445,000 units were issued as a portion of the purchase price for Lakeview Square, Lansing Mall and Westwood Mall (see Note 5 of notes to consolidated financial statements). During 1996, 64,842 units that were issued during 1995 in connection with the acquisition of Piedmont Mall, were converted to a like amount of shares of Common Stock.

     The Company issued a total of 3,516,625 common shares during 1996. During the year 64,842 units were converted to common shares and 1,555,855 and 1,895,928 common shares were issued in connection with the acquisition of GGMI and ownership interests in two malls. After these transactions, there were 30,789,185 shares of common stock outstanding and 17,934,410 units outstanding as of December 31, 1996. Assuming full conversion of the Operating Partnership units into shares of the Company, there would be 48,723,595 shares of common stock outstanding.

     During 1995, the Company opened a $120 million construction loan facility to complete the development of new malls in Tracy, California (West Valley
Mall) and Winter Haven, Florida (Eagle Ridge Mall). Approximately $111.7 million of this facility was drawn as of December 31, 1996. The remaining available loan proceeds will be sufficient to fund the additional leasing costs for both projects.

     On December 19, 1995, the Operating Partnership sold 25% of its interest in CenterMark for $72.5 million. Concurrently with the sale of stock, the Operating Partnership granted the buyer an option to purchase its remaining CenterMark stock for $217.5 million. On June 28, 1996, the buyer's option to purchase the Operating Partnership's remaining interest in CenterMark was exercised. The first payment of $87 million was received in July and was used to retire the interim loan arranged as part of the GGP/Homart acquisition. The second installment of $130.5 million was received on January 2, 1997, and was used to pay down existing loans (see Note 7 of notes to consolidated financial statements).

     Effective on December 22, 1995, the Operating Partnership purchased a 38.2% interest in GGP/Homart and 100% of Natick Mall. The equity investment made for both acquisitions was approximately $261 million. In addition, a $183 million 7 year loan with interest at 6% was obtained for Natick Mall. There were three sources of funds for the $261 million of year-end investments, namely a $125 million interim bank loan, a $63.5 million draw on the Company's line of credit and the $72.5 million of proceeds from the sale of CenterMark stock. On January 31, 1996, the interim loan was reduced to $75 million when the Company closed on a $340 million permanent nonrecourse loan on nine properties. Existing loans on the properties totaled $290 million, and the $50 million of excess loan proceeds were used to reduce the aforementioned interim loan.

     On October 15, 1996, approximately $200 million of mortgage debt on seven of the Original Centers matured. These mortgages were replaced with a $250 million short term, floating rate loan at LIBOR plus 100 basis points. The excess proceeds were used to pay down a credit facility arranged by the Company during 1996.

     The GGP/Homart and Quail Springs Mall investments are accounted for on the equity method. Accordingly, indebtedness on the books of those entities is not reflected on the Company's balance sheet. The Operating Partnership's 38.2% share of GGP/Homart's debt at December 31, 1996, was approximately $324 million and its 50% share of Quail Springs Mall debt at December 31, 1996, was $8.6 million. Accordingly, together with its direct mortgage debt of $1,169 million, total "consolidated pro rata debt" at December 31, 1996, was approximately $1,502 million. At December 31, 1996, the stock market value of the common stock and partnership units outstanding (48,723,595 x $32.25 share) was approximately $1,571 million.

     The Company is comfortable with this level of debt given that a substantial majority of the financing is (or is presently expected to be converted to) long-term fixed rate debt. EBITDA to interest expense coverage is expected to be at least 2.0 times, leaving a substantial cushion for unanticipated costs. There are no current plans to raise additional equity capital. However, if additional capital is required, the Company believes that it will be able to obtain an interim bank loan, obtain mortgage financing on unencumbered assets or raise additional equity capital. The Company will continue to constantly monitor its capital structure and plans to make new investments if they can be acquired and financed in a manner that is likely to increase stockholder value.

     In order to remain qualified as a real estate investment trust for federal income tax purposes, the Company must distribute 100% of capital gains and at least 95% of its taxable income to stockholders. The following factors, among others, will affect funds from operations and, accordingly, influence the decisions of the Board of Directors regarding distributions: (i) scheduled increases in base rents of existing leases; (ii) changes in minimum base rents and/or percentage rents attributable to replacement of existing leases with new or replacement leases; and (iii) changes in occupancy rates at existing Portfolio Centers and procurement of leases for newly developed Portfolio Centers. The Company anticipates that its funds from operations, together with existing loan facilities and additional borrowing capacity, will provide adequate liquidity to conduct its operations, fund administrative and operating costs and interest payments and allow distributions to the Company's stockholders in accordance with the Internal Revenue Code's requirements for qualification as a real estate investment trust and to avoid any Company or entity level federal income or excise tax.

     During 1996, the Company distributed approximately 70% of its funds from operations. Of the distributions paid to Company stockholders in 1996, approximately 47.0% were taxable as ordinary income and approximately 53.0% were taxable as long-term capital gain, due to the sale of a portion of the CenterMark stock. The Company currently plans to maintain its policy of increasing its distributions at a slower rate of growth than increases, if any, in Funds from Operations. Despite this general policy, the Company's Board of Directors will continue to evaluate the level of distributions on a quarterly basis and will typically consider increasing the quarterly distribution after the results of each year's operations have been reviewed. Given the critical importance of the holiday selling season, the Board of Directors plans to make its typical annual evaluation of a possible distribution increase on or about the end of the first quarter of each year, after the results of the previous year's holiday selling season have been thoroughly analyzed.

ECONOMIC CONDITIONS

     Since April 1993, inflation has been relatively low and has not had a significant detrimental impact on the Company. Should inflation rates increase in the future, substantially all of the tenants' leases contain provisions designed to mitigate the negative impact of inflation. Such provisions include clauses enabling the Company to receive percentage rents based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than 10 years which may enable the Company to replace or renew expiring leases with new leases at higher base and/or percentage rents, if rents of the existing leases are below the then-existing market rates. Finally, most of the leases require the tenants to pay their share of certain operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

     A number of local, regional and national retailers filed for bankruptcy protection during the last three years. During 1996, more stores closed due to bankruptcy and/or poor performance than in the prior year. Most of the bankrupt retailers reorganized their operations and/or sold stores to stronger operators. Although some leases were terminated by virtue of the lease cancellation rights afforded by the bankruptcy laws, the impact on Company earnings was negligible. Over the last three years, the provision for doubtful accounts has averaged only $1.8 million per year, which represents approximately 1% of average total revenues of $179 million. The difficult retail sales climate has probably contributed to the relatively flat average occupancy. The Company may be able to increase earnings if retail sales improve, market rental rates rise and currently vacant space can be leased.

     At the end of 1996, the Company had approximately $1.5 billion of consolidated pro rata debt (including the Company's share of GGP/Homart's debt). The weighted average interest rate on the consolidated pro rata debt was approximately 7.25% at year end, a 50 basis point reduction from the prior year. During 1996, the Company decreased its ratio of floating rate debt to total debt by approximately 10% to 34%. The Company continues to seek fixed rate loans in an effort to capitalize on the relatively low current fixed interest rate environment. Approximately $512 million of the total consolidated pro rata debt at year end bears interest at various floating rates. Construction financing accounts for $137 million of the $512 million of floating rate debt. On January 2, 1997, the Company retired $110 million of the floating rate debt with the proceeds from the CenterMark transaction (see
Note 3 of notes to consolidated financial statements). The Company is in the process of arranging permanent fixed rate financing for approximately half of the remaining floating rate debt.

     On December 22, 1995, the Company acquired 38.2% of GGP/Homart which currently has interests in twenty-six malls and one under development. The Company currently has an interest in 75 shopping centers. The Company's portfolio has been diversified both geographically and by property type (both major and middle market properties) and this may mitigate the impact of a potential downturn at a particular property or in a particular region of the country.

     The shopping center business is still seasonal in nature. Mall stores typically achieve higher sales levels during the fourth quarter because of the holiday selling season. Although the Company has a year-long temporary leasing program, most of the rents received from short-term tenants are collected during the months of November and December. Thus, occupancy levels and revenue production are generally highest in the fourth quarter of each year and lower during the first and second quarters of each year. Total sales reported by retailers at the Company's properties increased by almost 3.4% in 1995 and 4.7% in 1996, indicating that the centers are maintaining their respective share of sales dollars in the finite retail market.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Refer to the Index to Financial Statements and Financial Statement Schedules for the required information.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

     There is hereby incorporated by reference the information which appears under the captions "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders.


ITEM 11.  EXECUTIVE COMPENSATION

     There is hereby incorporated by reference the information which appears under the caption "Compensation of Executive Officers" in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders;

provided, however, that neither the Report of the Compensation Committee of the Board of Directors on Executive Compensation nor the Performance Graph set forth therein shall be incorporated by reference herein, in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or in any of the Company's future filings.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     There is hereby incorporated by reference the information which appears under the captions "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership of Management" in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     There is hereby incorporated by reference the information which appears under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders.


PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

     (a)  Financial Statements and Financial Statement Schedules.

     The financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules are filed as part of this Annual Report on Form 10-K.

     (b)  Exhibits.

          See Exhibit Index on page S-1

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    GENERAL GROWTH PROPERTIES, INC.


                                    By:       /s/ Matthew Bucksbaum
                                       -------------------------------------
                                    Matthew Bucksbaum, Chairman of the Board
                                    and Chief Executive Officer

                                    Date:  March  27, 1997


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                            Title                      Date
---------                            -----                      ----


/s/ Robert Michaels          President and Director        March 27, 1997
--------------------------
Robert Michaels

/s/ John Bucksbaum           Executive Vice President -    March 27, 1997
--------------------------   Director
John Bucksbaum

/s/ Bernard Freibaum         Executive Vice President -    March 27, 1997
--------------------------   Chief Financial Officer and
Bernard Freibaum             Principal Accounting Officer


/s/ Anthony Downs            Director                      March 27, 1997
--------------------------
Anthony Downs

/s/ Morris Mark              Director                      March 27, 1997
--------------------------
Morris Mark

/s/ Beth Stewart             Director                      March 27, 1997
--------------------------
Beth Stewart

/s/ Lorne Weil               Director                      March 27, 1997
---------------------------
A. Lorne Weil

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENT
                     AND CONSOLIDATED FINANCIAL STATEMENT
                                   SCHEDULE

     The following financial statements and financial statement schedule are included in Item 8 of this Annual Report on Form 10-K:

General Growth Properties, Inc.


   Financial Statements                                               Page(s)
   --------------------                                               -------

   Report of Independent Accountants                                     F-2

   Consolidated Balance Sheets as of December 31, 1996 and 1995          F-3

   Consolidated Statements of Operations for the years ended
          December 31, 1996, 1995 and 1994.                              F-4

   Consolidated Statements of  Stockholders' Equity
           for the years ended December 31, 1996, 1995 and 1994          F-5

   Consolidated Statements of Cash Flows for the years ended
          December 31, 1996, 1995 and 1994                               F-6

   Notes to Consolidated Financial Statements                    F-7 to F-21


   Financial Statement Schedule
   ----------------------------

   Report of Independent Accountants                                    F-22

   Schedule III - Real Estate and Accumulated Depreciation              F-23

   All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and notes hereof.


                       REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders
General Growth Properties, Inc.


We have audited the accompanying consolidated balance sheets of General Growth Properties, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and the significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the consolidated financial position of General Growth Properties, Inc. as of December 31, 1996 and 1995 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.



Chicago, Illinois                                       Coopers & Lybrand L.L.P.
February 11, 1997

                        GENERAL GROWTH PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS
              (Dollars in Thousands, except for Per Share Amounts)

                                    ASSETS

                                                                         DECEMBER 31,      December 31,
                                                                             1996              1995
                                                                         ------------      ------------
Investment in real estate:
   Land                                                                  $     173,263     $    144,517
   Buildings and equipment                                                   1,337,366        1,054,695
   Less accumulated depreciation                                              (188,744)        (153,275)
   Developments in progress                                                     44,439           49,680
                                                                         -------------     ------------
      Net property and equipment                                             1,366,324        1,095,617
   Investment in Quail Springs Mall                                             15,077
   Investment in CenterMark                                                     64,769          120,082
   Investment in GGP/Homart                                                    193,270          178,647
                                                                         -------------     ------------
      Net investment in real estate                                          1,639,440        1,394,346

Cash and cash equivalents                                                       15,947           18,298
Tenant accounts receivable, net                                                 25,384           14,831
Deferred expenses, net                                                          30,078           24,752
Investment in and note receivable from
   General Growth Management, Inc.                                              37,737
Prepaid and other assets                                                         9,131            3,755
                                                                         -------------     ------------
                                                                         $   1,757,717     $  1,455,982
                                                                         =============     ============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage notes payable                                                   $   1,168,522     $  1,025,130
Notes and contracts payable                                                        971            2,802
Distributions payable                                                           20,744           18,650
Accounts payable and accrued expenses                                           44,747           43,389
Accounts payable and accrued expenses - affiliates                                  89            1,211
                                                                         -------------     ------------
                                                                             1,235,073        1,091,182
                                                                         -------------     ------------

Minority interest in Operating Partnership                                     192,377          135,417
                                                                         -------------     ------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock: $100 par value; 5,000,000 shares authorized;
      none issued
   Common stock: $.10 par value; 70,000,000 shares authorized;
      30,789,185 shares issued and outstanding
          (27,272,560 as of December 31, 1995)                                   3,079            2,727
   Additional paid-in capital                                                  595,628          506,107
   Retained earnings (deficit)                                                (268,440)        (279,451)
                                                                         -------------     ------------
      Total stockholders' equity                                               330,267          229,383
                                                                         -------------     ------------
                                                                         $   1,757,717     $  1,455,982
                                                                         =============     ============

      The accompanying notes are an integral part of the consolidated financial statements.

                        GENERAL GROWTH PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in Thousands, except for Per Share Amounts)

                                                                                         YEAR ENDED DECEMBER 31,
                                                                                      1996       1995        1994
                                                                                   ---------   ---------   ---------
Revenues:
  Minimum rents                                                                    $ 140,468   $ 103,915   $  94,931
  Tenant recoveries                                                                   63,040      54,072      50,085
  Percentage rents                                                                     5,412       4,793       4,266
  Other                                                                                3,925       3,811       3,301
  Fee Income                                                                           4,560         805
                                                                                   ---------   ---------   ---------
     Total revenues                                                                  217,405     167,396     152,583
                                                                                   ---------   ---------   ---------

Expenses:
  Real estate taxes                                                                   16,332      13,012      12,140
  Management fees to affiliate                                                         2,713       2,463       4,362
  Property operating                                                                  51,466      45,075      41,605
  Provision for doubtful accounts                                                      2,421         607       2,266
  General and administrative                                                           3,022       2,811       2,745
  Depreciation and amortization                                                       39,809      30,855      28,190
                                                                                   ---------   ---------   ---------
    Total expenses                                                                   115,763      94,823      91,308
                                                                                   ---------   ---------   ---------

Operating income                                                                     101,642      72,573      61,275

Interest expense                                                                     (70,272)    (46,852)    (43,612)
Interest income                                                                        3,833         518         617
Equity in net income (loss) of unconsolidated affiliates:
  Quail Springs Mall                                                                     110
  CenterMark                                                                           9,397       8,628       6,096
  GGP/Homart                                                                           9,355         646
  General Growth Management, Inc.                                                     (1,273)
Gain on the sale of a portion of CenterMark stock                                     43,821      33,397
                                                                                   ---------   ---------   ---------

    Income before allocation to minority
       interest and extraordinary item                                                96,613      68,910      24,376

Income allocated to minority interest                                                (34,580)    (25,856)     (9,518)
                                                                                   ---------   ---------   ---------
Income before extraordinary item                                                      62,033      43,054      14,858
Extraordinary item                                                                    (2,291)                   (693)
                                                                                   ---------   ---------   ---------
Net income                                                                         $  59,742   $  43,054   $  14,165
                                                                                   =========   =========   =========

Earnings per share before extraordinary item                                       $    2.20   $    1.69   $     .65
Extraordinary item                                                                      (.08)                   (.03)
                                                                                   ---------   ---------   ---------
Net earnings per share                                                             $    2.12   $    1.69   $     .62
                                                                                   =========   =========   =========

   The accompanying notes are an integral part of the conolidated financial statements.


                        GENERAL GROWTH PROPERTIES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
             (Dollars in Thousands, except for Per Share Amounts)


                                                                        Additional   Retained        Total
                                                     Common Stock        Paid-in     Earnings     Stockholders'
                                                  Shares      Amount     Capital     (Deficit)       Equity
                                                ----------    -------   ---------   -----------   ------------
Balance, December 31, 1993                      22,772,560    $ 2,277   $ 427,997   $ (257,261)   $    173,013

  Net income                                                                            14,165          14,165
  Capital contribution, net of minority
    interest                                                                3,229                        3,229
  Cash distributions declared
    ($1.58 per share)                                                                  (35,981)        (35,981)
                                                ----------    -------   ---------   -----------   ------------

Balance, December 31, 1994                      22,772,560      2,277     431,226     (279,077)        154,426

  Net income                                                                            43,054          43,054
  Issuance of common stock:
    Follow-on offering, less $5,482
      of offering costs                          4,500,000        450      87,443                       87,893
  Cash distributions declared
    ($1.66 per share)                                                                  (43,428)        (43,428)
  Adjustment for minority interest
    in operating partnership                                              (12,562)                     (12,562)
                                                ----------    -------   ---------   -----------   ------------

Balance, December 31, 1995                      27,272,560    $ 2,727   $ 506,107   $ (279,451)   $    229,383

  Exercise of stock options                         66,667          7       1,381                        1,388
  Purchase and retirement of common stock          (66,667)        (7)     (1,443)                      (1,450)
  Net income                                                                            59,742          59,742
  Cash distributions declared
    ($1.72 per share)                                                                  (48,731)        (48,731)
  Acquisitions:
    General Growth Management, Inc.
      less $38 of issuance costs                 1,555,855        156      39,675                       39,831
    Real estate investments                      1,895,928        190      49,511                       49,701
  Conversion of operating partnership
    units to common stock                           64,842          6       1,315                        1,321
  Adjustment for minority interest
    in operating partnership                                                 (918)                        (918)
                                                ----------    -------   ---------   -----------   ------------

Balance, December 31, 1996                      30,789,185    $ 3,079   $ 595,628   $ (268,440)   $    330,267
                                                ==========    =======   =========   ===========   ============

                       The accompanying notes are an integral part of the consolidated financial statements.


                        GENERAL GROWTH PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                             YEAR ENDED DECEMBER 31,
                                                                                      1996             1995              1994
                                                                                ------------      ----------        -----------
Cash flows from operating activities:
   Net income                                                                   $    59,742      $    43,054        $    14,165
   Adjustments to reconcile net income to net cash
           provided by operating activities:
       Minority interest                                                             34,580           25,856              9,518
       Gain on the sale of a portion of CenterMark stock                            (43,821)         (33,397)
       Extraordinary items                                                            2,291                                 693
       Equity in net income of unconsolidated affiliate                             (17,589)          (9,274)            (6,096)
       Provision for doubtful accounts                                                2,421              607              2,266
       Depreciation                                                                  35,469           26,104             24,324
       Amortization                                                                   4,340            4,751              3,867
   Net changes in:
       Tenant accounts receivable                                                   (12,974)          (6,723)            (1,510)
       Prepaid and other assets                                                     (20,258)          (1,963)             9,282
       Accounts payable and accrued expenses                                          8,487           11,645             (7,573)
                                                                                ------------      ----------        -----------
           Net cash provided by operating activities                                 52,688           60,660             48,936
                                                                                ------------      ----------        -----------
Cash flows from investing activities:
   Acquisition/development of real estate and improvements
           and additions to properties                                             (121,138)        (379,976)           (37,100)
   Decrease in short-term investments                                                                                    61,832
   Collection of notes receivable from affiliates                                    12,649
   Proceeds from the sale of a portion of CenterMark stock                           87,000           72,500
   Distributions received from CenterMark                                            21,531           23,462             14,600
   Distributions received from GGP/Homart                                            13,791
   Investment in CenterMark                                                                                            (181,521)
   Investment in GGP/Homart                                                         (19,058)        (178,001)
   Increase in deferred expenses                                                     (9,546)          (7,189)            (3,064)
                                                                                ------------      ----------        -----------
           Net cash used in investing activities                                    (14,771)        (469,204)          (145,253)
                                                                                ------------      ----------        -----------
Cash flows from financing activities:
   Cash distributions paid to common stockholders                                   (47,604)         (41,037)           (35,070)
   Cash distributions paid to minority interest                                     (27,861)         (25,494)           (23,511)
   Gross proceeds from sale of common stock                                                           93,375
   Payment of stock issuance costs                                                      (38)          (5,482)
   Proceeds from issuance of mortgage and other notes payable                       705,815          506,450            190,000
   Principal payments on mortgage and other notes payable                          (668,107)        (105,728)           (35,876)
   Retirement of common stock (net of sale proceeds)                                    (62)
   Increase in deferred financing costs                                              (2,411)            (859)            (3,895)
   Prepayment penalty on early retirement of debt                                                                          (693)
   Capital contribution                                                                                                   5,425
                                                                                ------------      ----------        -----------
           Net cash provided by financing activities                                (40,268)         421,225             96,380
                                                                                ------------      ----------        -----------
Net change in cash and cash equivalents                                               (2,351)         12,681                 63
Cash and cash equivalents at beginning of year                                        18,298           5,617              5,554
                                                                                ------------      ----------        -----------
Cash and cash equivalents at end of year                                        $     15,947      $   18,298        $     5,617
                                                                                ============      ==========        ===========
Supplemental disclosure of cash flow information:
   Interest paid                                                                $    73,386      $    51,310        $    42,985
   Interest capitalized                                                               5,947            5,409                913

Supplemental schedule of non-cash investing and financing activities:
   Acquisition of real estate and General Growth Management, Inc. (1996)            244,787           37,558
   Operating partnership units and stock issued as consideration for
           additional real estate investments                                        89,438           17,908
           acquisition of General Growth Management, Inc.                            51,497
   Mortgage debt assumed as consideration for additional real
           estate investments                                                       103,852           19,650



                       The accompanying notes are an integral part of the consolidated financial statements.

                        GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands, except Per Share Amounts)

1.   ORGANIZATION AND BASIS OF PRESENTATION

     ORGANIZATION

     General Growth Properties, Inc. (the "Company"), a Delaware corporation, was formed in 1986 to own and operate enclosed mall shopping centers. On April 15, 1993, the Company completed its initial public offering of 18,975,000 shares of common stock and a business combination involving entities under varying common ownership. Proceeds from the initial public offering were used to acquire a majority interest in GGP Limited Partnership (the "Operating Partnership") which was formed to succeed to substantially all of the interests in eighteen enclosed mall general partnerships (the "Property Partnerships") owned and controlled by the Company and its original stockholders, Martin and Matthew Bucksbaum, and trusts established for the benefit of the stockholders' families (the "Bucksbaums"). The proceeds were used to repay existing indebtedness and acquire three additional centers (the "IBM Centers").

     In May of 1995, the Company completed a follow-on stock offering of 4,500,000 common shares. Net proceeds were used to reduce the outstanding balance of the Company's credit facility.

     OPERATING PARTNERSHIP

     The Operating Partnership commenced operations on April 15, 1993 and at December 31, 1996, owned a 99% general partnership interest in the eighteen Property Partnerships, two recently developed properties, Natick Mall and four properties acquired during 1996 (see Note 5). In addition, the Operating Partnership owned the three IBM Centers, Piedmont Mall and Park Mall (see Note 5). At December 31, 1996, the Operating Partnership also owned a 14% interest in CenterMark Properties, Inc. (see Note 3), a 38.2% interest in GGP/Homart, Inc. (see Note 4), a 100% economic interest in General Growth Management, Inc. (see Note 6) and a 50% interest in Quail Springs Mall (see Note 5). At December 31, 1996, the Company owned a 63% general partnership interest in the Operating Partnership and various minority interests own the remaining 37% limited partnership interest.

     The minority interest in the Operating Partnership is held primarily by trusts for the benefit of families of the original stockholders which initially owned and controlled the Company and is represented by units of limited partnership interests ("Units"). The Units can be exchanged, with certain restrictions, for shares of the Company on a one-for-one basis. The Bucksbaum's Units can be exchanged for cash, at the Company's election, if the Bucksbaums own 25% or more of the outstanding common stock of the Company at the time of the exchange. The Unitholders also share equally with the stockholders on a per share basis in any distributions by the Operating Partnership.

                        GENERAL GROWTH PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Dollars in thousands, except Per Share Amounts)

Changes in Operating Partnership Units for the three years ending December 31, 1996, are as follows:

                                                                   Units
                                                               -----------
December 31, 1993                                               15,267,525
                                                               -----------
December 31, 1994                                               15,267,525
  Acquisition of Piedmont Mall                                     832,936
                                                               -----------
December 31, 1995                                               16,100,461
  Acquisition of General Growth
    Management, Inc. (issued to Bucksbaums)                        453,791
  Acquisition of Lakeview Square, Lansing and Westwood Malls     1,445,000
  Conversion to common stock                                       (64,842)
                                                               -----------
December 31, 1996                                               17,934,410
                                                               ===========



     BASIS OF PRESENTATION

     The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership consisting of the twenty-five Property Partnerships, five directly owned centers and the unconsolidated investments in CenterMark Properties, Inc., GGP/Homart, Inc., General Growth Management, Inc. and Quail Springs Mall.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     REVENUE RECOGNITION

     Minimum rent revenues are recognized on an accrual basis over the terms of the related leases which approximates a straight-line basis. Percentage rents are recognized on an accrual basis. Recoveries from tenants for taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable costs are incurred.

     The Company provides an allowance for doubtful accounts against the portion of accounts receivable which is estimated to be uncollectible. Accounts receivable in the accompanying consolidated balance sheets are shown net of an allowance for doubtful accounts of $5,117 and $2,259 as of December 31, 1996 and 1995, respectively.

     CASH AND CASH EQUIVALENTS

     For purposes of the consolidated statements, the Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The carrying amount approximates fair value due to the short maturity of these investments.

     DEFERRED EXPENSES

     Deferred expenses consist principally of financing fees and leasing commissions which are amortized over the terms of the respective agreements. Deferred expenses in the accompanying consolidated balance sheets are shown net of accumulated amortization of $21,996 and $20,827 as of December 31, 1996 and 1995, respectively.

                       GENERAL GROWTH PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


               (Dollars in thousands, except Per Share Amounts)


     PROPERTIES

     Real estate assets are stated at cost. Interest and real estate taxes incurred during construction periods are capitalized and amortized on the same basis as the related assets. Statement of Financial Accounting Standards No. 121, "Accounting for the impairment of long-lived assets and for long-lived assets to be disposed of" was issued in 1995 and requires the real estate assets of the Company to be reviewed for impairment.
     Based principally on a review of cash flows, management has determined that the fair value of its real estate assets exceeds their carrying value. Depreciation expense is computed using the straight-line method based upon the following estimated useful lives:


                                                   YEARS
                                                   -----
                       Buildings and Improvements  40
                       Equipment and fixtures      10


     Construction allowances paid to tenants are capitalized and depreciated over the average lease term. Maintenance and repairs are charged to expense when incurred. Expenditures for improvements are capitalized.

     INVESTMENT IN AFFILIATES

     The Company acquired a 40% interest in CenterMark Properties, Inc. ("CenterMark") in February 1994 and a 38.2% interest in GGP/Homart, Inc. ("GGP/Homart") in December 1995. In December 1995, and July 1996 the Company sold 25% and 40%, respectively, of its 40% interest in CenterMark resulting in a 14% interest at December 31, 1996. During 1996, the Company acquired a 95% non-voting preferred stock interest in General Growth Management, Inc. ("GGMI") and a 50% interest in Quail Springs Mall. The Company accounts for its investment in affiliates using the equity method whereby the cost of an investment is adjusted for the Company's share of equity in net income or loss from the date of acquisition and reduced by distributions received. Due to currently unpaid and accrued preferences on the preferred stock, the Operating Partnership was entitled to 100% of the earnings and cash flow generated by GGMI in 1996. Subsequent to the July 1996 sale, the investment in CenterMark is accounted for using the cost method whereby distributions received are included in income instead of its share of equity in net income or loss.

     INCOME TAXES

     The Company elected to be taxed as a real estate investment trust under sections 856-860 of the Internal Revenue Code of 1986, commencing with its taxable year beginning January 1, 1993. In order to qualify as a real estate investment trust, the Company is required to distribute at least 95% of its ordinary taxable income and 100% of capital gains to stockholders and to meet certain asset and income tests as well as certain other requirements. As a real estate investment trust, the Company will generally not be liable for Federal income taxes, provided it satisfies the necessary requirements. As a result, Federal income taxes on the net income of the Company are payable personally by the stockholders of the Company. Accordingly, the consolidated statements of operations do not reflect a provision for income taxes. State income taxes are not significant. The Property Partnerships were not liable for Federal income taxes, as each partner recognized its proportionate share of the Property Partnerships' income or loss in its tax return.

     During 1996, the Operating Partnership acquired control of GGMI, a taxable subchapter C Corporation. As a result, state and Federal income taxes on its net taxable income are payable by GGMI.

                        GENERAL GROWTH PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Dollars in thousands, except Per Share Amounts)


     EARNINGS PER SHARE

     Per share amounts are based on the weighted average of common and common equivalent shares (stock options) outstanding of 28,145,091 for 1996, 25,521,875 for 1995 and 22,772,560 for 1994.

     ESTIMATES

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     MINORITY INTEREST

     Income before minority interest is allocated to the limited partners (the "Minority Interest") based on their ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the numbers of Operating Partnership Units held by the Minority Interest by the total Operating Partnership Units outstanding. The issuance of additional shares of common stock or Operating Partnership Units changes the percentage ownership of both the Minority Interest and the Company. Since a Unit is convertible into common stock and thus equivalent to a common share, such transactions are treated as capital transactions and result in an allocation between stockholders' equity and Minority Interest in the balance sheet to account for the change in the ownership of the underlying equity in the Operating Partnership.

3.   CENTERMARK ACQUISITION AND DISPOSITION

     On February 11, 1994, the Company, jointly with two other unaffiliated parties, acquired 100% of the stock of CenterMark from The Prudential Insurance Company of America. The Company and Westfield U.S. Investments Pty. Limited each acquired 40% of the stock of CenterMark and several real estate investment funds sponsored by Goldman Sachs & Co. acquired the remaining 20%. The Company's portion of the cash purchase price for the CenterMark stock, including certain transaction costs, was approximately $182,000. CenterMark elected real estate investment trust status for income tax purposes. The CenterMark portfolio includes interests in several major regional shopping malls and power centers.

     The Company sold 25% of its interest in CenterMark on December 19, 1995, to Westfield U.S. Investments Pty. Limited for a purchase price of $72,500. As a result of the sale, the Company's ownership was reduced to 30% of the outstanding CenterMark stock. Concurrently with the sale of the stock, the Company also granted Westfield U.S. Investments Pty. Limited an option to purchase the remainder of the Company's CenterMark stock ("Option Stock") for $217,500.

          On June 28, 1996, Westfield U.S. Investments, Pty. Limited exercised its option to acquire the remaining 30% of the outstanding CenterMark stock in two transactions. The first payment in the amount of $87,000 was received on July 1, 1996, and the second payment in the amount of $130,500 was received on January 2, 1997. Proceeds from the first payment were used to repay the remaining balance outstanding on the Company's interim loan facility that was utilized in connection with the acquisition of GGP/Homart (see Note 4). The proceeds received from the second payment were primarily used to repay existing indebtedness (see Note
     7) in 1997 and will result in a gain of approximately $66,000.

                        GENERAL GROWTH PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Dollars in thousands, except Per Share Amounts)


4.   GGP/HOMART ACQUISITION

     On December 22, 1995, the Company jointly with four other investors acquired 100% of the stock of GGP/Homart, Inc. ("GGP/Homart") from Sears, Roebuck and Co. The other investors in GGP/Homart are the New York State Common Retirement Fund, the Equitable Life Insurance Company of Iowa, USG Annuity & Life Company and The Trustees of the University of Pennsylvania. The Company acquired 38.2% of GGP/Homart for approximately $179,000 including certain transaction costs. The stockholders of GGP/Homart agreed to contribute up to $80,000 of additional capital as required, through the end of 1997. As of December 31, 1996, the stockholders had contributed $45,000 of additional capital. On January 21, 1997, an additional $15,000 of capital was contributed by the stockholders. GGP/Homart owns interests in twenty-six regional shopping malls and one property currently under development. The Operating Partnership arranged a $125,000 interim loan facility in conjunction with the acquisition of GGP/Homart. On July 1, 1996, the interim loan facility was retired with proceeds from the sale of a portion of the CenterMark stock (see Note 3). GGP/Homart elected real estate investment trust status for income tax purposes.

     On October 2, 1996, GGP/Homart opened West Oaks Mall, a new development, located in Ocoee, (Orlando) Florida. GGP/Homart currently has one property under development, Brass Mill Center and Commons. Brass Mill Center is located in Waterbury, Connecticut, and is scheduled to open in the fall of 1997.

     The following is summarized financial information for GGP/Homart since the date of acquisition.

                                                        DECEMBER 31,    December 31,
Balance Sheet as of                                        1996             1995
-------------------                                     ------------    ------------
Assets:
  Net investment in real estate                         $  1,007,008    $    832,910
  Investment in real estate partnerships                     179,228         229,128
  Other assets                                                55,957          45,689
                                                        ------------    ------------
                                                        $  1,242,193    $  1,107,727
                                                        ============    ============

Liabilities and Stockholders' Equity:
  Mortgage and other notes payable                      $    689,773    $    546,505
  Accounts payable and accrued expenses                       83,547         111,869
  Stockholders' equity                                       468,873         449,353
                                                        ------------    ------------
                                                        $  1,242,193    $  1,107,727
                                                        ============    ============

                                                                                 Period from
                                                           YEAR ENDED        December 22 through
                                                      DECEMBER 31, 1996       December 31, 1995
                                                      -----------------      -------------------
Summary of Operations
  Revenues                                            $         145,689      $          4,782
  Operating costs                                               (62,002)               (2,040)
  Depreciation and amortization                                 (20,824)                 (455)
  Interest expense                                              (40,575)               (1,248)
  Equity in net income of real estate partnerships                2,434                   314
  Minority interest                                                (239)                    -
                                                      -----------------      ----------------
  Net income                                          $          24,483      $          1,353
                                                      =================      ================

                   Significant accounting policies used by GGP/Homart are the same as those used by the Company.



                       GENERAL GROWTH PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Dollars in thousands, except Per Share Amounts)

5.    PROPERTY ACQUISITIONS AND DEVELOPMENTS

      ACQUISITIONS

      During the fourth quarter of 1996, the Company acquired 100% ownership in five properties, Park Mall, Sooner Fashion Mall, Lakeview Square, Lansing Mall and Westwood Mall, and a 50% interest in Quail Springs Mall. On October 4, 1996, Park Mall in Tucson, Arizona was acquired for one million shares of newly issued common stock and the payment of $23,995 in cash. Sooner Fashion Mall and 50% of Quail Springs Mall, in Norman and Oklahoma City, Oklahoma, respectively, were acquired on November 27, 1996, for 895,928 newly issued common shares, the assumption of $8,636 of mortgage debt and the payment of $16,695 in cash. On December 6, 1996, the Company acquired Lakeview Square, Lansing Mall and Westwood Mall, all located in south central Michigan for an aggregate purchase price of $132,148. The purchase price consisted of $92,411 of mortgage debt assumption, of which $4,436 was retired at closing, and 1,445,000 newly issued Operating Partnership Units.

      During 1995, the Operating Partnership acquired 100% ownership interests in two enclosed regional malls, Piedmont Mall in Danville, Virginia and Natick Mall in Natick, Massachusetts. Piedmont Mall was acquired on July 1, 1995, by assuming $19,650 of mortgage debt, issuing $17,908 (832,936 Units) of Operating Partnership Units and the payment of approximately $1,700 in cash. Natick Mall was acquired on December 22, 1995, in conjunction with the GGP/Homart transaction, for an aggregate purchase price of approximately $265,000 consisting of $82,000 in cash and a mortgage loan for $183,000.

      The acquisitions were accounted for utilizing the purchase method and accordingly, are included in the Operating Partnership's results of operations from the dates of acquisition.

      DEVELOPMENTS

      During 1996, the Company acquired two new development sites located in Iowa City, Iowa, and Grand Rapids, Michigan. The Iowa City site is currently under development and is scheduled to open in the summer of 1998.

      The Company had two properties under development during 1995, West Valley Mall in Tracy, California and Eagle Ridge Mall in Winter Haven, Florida. West Valley opened during the fourth quarter of 1995 and Eagle Ridge opened in February of 1996. In September of 1995, the Company arranged a $120,000 construction loan facility for both developments, collateralized in part by mortgages on West Valley and Eagle Ridge.

6.    ACQUISITION OF GENERAL GROWTH MANAGEMENT, INC.

      On December 22, 1995, the Company formed GGP Management, Inc. to manage, lease, develop and operate enclosed malls. In August 1996, the Operating Partnership, acting through GGP Management, completed the acquisition of GGMI for approximately $51,500. The Operating Partnership issued approximately $11,600 (453,791 Units) of Operating Partnership Units and sold $39,900 of common stock (1,555,855 shares) to GGP Management in order to acquire GGMI. A loan from the Operating Partnership to GGP Management to purchase the Company's common stock bears interest and is reflected on the consolidated balance sheet. In connection with the acquisition, GGP Management was merged into GGMI at closing. GGMI manages, leases, and performs various other services for the Original Centers, GGP/Homart and other properties owned by unaffiliated parties.

                        GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands, except Per Share Amounts)


7.    MORTGAGE NOTES PAYABLE

      Mortgage notes payable at December 31, 1996 and 1995, consisted of the following:


                         Carrying Amount Of Notes
                               December 31,                     Period       Estimated       Final
Property Pledged         ------------------------   Interest    Payment   Balloon Payment   Maturity
 as Collateral              1996         1995         Rate       Terms      at Maturity       Date
----------------------------------------------------------------------------------------------------
Bellis Fair(a)         $   73,000     $        -      7.340%          (b)     $ 45,380      02/15/16
Birchwood                  39,549         39,940      8.750%      323 (c)       38,323      09/01/99
Colony Square              (l)            22,614
Columbia                   (l)            45,277
Eagle Ridge(d)             55,584         37,167        (e)           (f)       55,584      09/30/98
Fallbrook                  (l)            41,429
Fox River                  (l)            58,088
Gateway                    (o)            41,676
Grandville                 11,441                     8.500%          (f)       11,441         (g)
Knollwood                  15,561         15,814        (h)       149 (c)                   06/01/16
Lakeview Square            27,561                    10.000%      268 (c)       23,430      06/15/06
Lansing                     1,096                    13.250%       19 (c)          841      07/01/99
Lansing                       125                     9.750%        3 (c)                   01/01/02
Lansing                    13,648                     9.250%      146 (c)        8,240      09/01/04
Lansing                       787                     9.880%        9 (c)                   10/01/10
Lansing                    31,957                     9.350%      281 (c)                   06/15/20
Lockport                   (l)             6,990      6.500%
Mall of the Bluffs         36,655         37,018      8.750%      299 (c)       35,510      09/01/99
Natick                    183,000        183,000      6.000%          (i)      177,463      12/22/02
Oakwood                    35,691         36,044      8.750%      291 (c)       34,584      09/01/99
Piedmont                   14,075         14,075      8.000%          (j)                   11/15/17
Piedmont                    3,040          3,115      8.000%          (k)                   11/15/13
Piedmont                                   2,224
Rio West                   (l)            13,470
River Falls                (o)            40,000
SouthShore                 (l)             9,931
West Valley(d)             56,155         43,758        (e)           (f)       56,155       09/30/98
Westwood                   12,597                      9.850%     102 (c)       11,930       11/01/99
Interim Loan Facility                    125,000
Credit Facility            40,000                       (e)           (f)       40,000       02/01/97
Six properties                           208,500
Seven properties(l)       250,000                       (m)           (f)      250,000       10/15/97
Three properties(n)       115,000                      6.880%         (b)      104,877       02/15/06
Five properties(o)        152,000                      6.410%         (f)      152,000       02/15/01
                       ----------     ----------
                       $1,168,522     $1,025,130
                       ==========     ==========

(a) Bellis Fair is cross collateralized with the properties in notes (n) and (o).
(b) The loan requires payments of interest only through February 15, 2001. After this date payments of principal and interest are required through maturity.
(c)     Amount represents the monthly payment of interest plus principal.
(d)     Each of these two properties has a $60,000 construction loan.
(e) The interest rate is 150 basis points above LIBOR (LIBOR was 5.375% at December 31, 1996).
(f)     The loan requires monthly payments of interest only.
(g) Note is due and payable when a construction loan is arranged for the project.
(h) This mortgage consists of two notes: one with an original principal balance of $16,175 that bears interest at 9.75% and a second note with an original principal balance of $1,500 that bears interest at 10.375%.
(i) The loan requires monthly payments of $915 of interest for the first five years and payments of $1,179 of principal and interest for the remaining two years.
(j) The bond requires monthly payments of $94 of interest through 11/30/16, the principal amount will amortize over the last 12 months.
(k) The bond requires monthly payments of interest and principal that vary from $13 to $32.
(l) Seven properties are cross collateralized for the non recourse facility; Colony Square, Columbia, Fallbrook, Fox River, Lockport, Rio West and SouthShore.
(m) The interest rate is 100 basis points above LIBOR (LIBOR was 5.375% at December 31, 1996).
(n) The three properties are Chapel Hills, Grand Traverse and Pines Mall. The loans are cross-collateralized with the properties in notes (a) and
        (o).
(o) The five properties are Bayshore, Capital, Gateway, Greenwood and River Falls Mall. The loans are cross- collateralized with the properties in notes (a) and (n).

                       GENERAL GROWTH PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Dollars in thousands, except Per Share Amounts)


      Based on borrowing rates available to the Company at the end of 1996 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes payable approximates carrying value at December 31, 1996 and 1995.

      Principal amounts due under mortgage notes payable mature as follows:


                    Year            Amount Maturing
                    ----            ---------------
                    1997                 $  304,531
                    1998                    115,138
                    1999                    125,047
                    2000                      2,391
                    2001                    154,637
                    Subsequent              466,778
                                    ---------------
                    Total                $1,168,522
                                    ===============

      Land, buildings and equipment related to such mortgages, with an aggregate cost as of December 31, 1996, of approximately $1,527,754, have been pledged as collateral for the above debt. Certain property partnership assets are cross-collateralized or cross-defaulted pursuant to certain mortgage notes.

      CREDIT FACILITY

      In January 1994, the Operating Partnership arranged a $208,500 credit facility collateralized in part by six original centers, with an initial term of two years and two one-year extension options. Approximately $140,000 was borrowed as the initial draw on this facility to fund a portion of the cash purchase price paid by the Operating Partnership for its interest in CenterMark (see Note 3). In May 1995, the outstanding balance of the credit facility was reduced with the proceeds of the Operating Partnership's follow-on stock offering. The facility was retired on January 31, 1996 with the proceeds from a permanent mortgage financing. In December 1995, the Operating Partnership arranged a $125,000 interim loan facility to complete the GGP/Homart transaction. The interim loan facility was retired during 1996 with a permanent mortgage financing and proceeds of the CenterMark sale (see Note 3).

      CONSTRUCTION LOAN FACILITY

      In September 1995, the Operating Partnership closed a $120,000 construction loan facility collateralized in part by two new developments in Winter Haven, Florida and Tracy, California. The loan proceeds will be used to pay for construction and all other development costs of both projects.

      PERMANENT MORTGAGE FINANCING

      On January 31, 1996, the Operating Partnership closed a $340,000 multi-property loan package with Principal Mutual Life Insurance Company. The financing is non recourse and consists of cross collateralized first mortgages on nine wholly owned Original Centers as described in notes
      (a), (n) and (o) in the above table. The five year loans can be extended for five additional years. Proceeds were used to repay $340,000 of floating rate debt, consisting of approximately $290,000 of existing loans related to the credit facility, Gateway and River Falls mortgages, and $50,000 of interim financing which was used in connection with the acquisition of GGP/Homart.

                       GENERAL GROWTH PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Dollars in thousands, except Per Share Amounts)




      UNSECURED LINE OF CREDIT

      In August 1996, the Operating Partnership established a short-term revolving line of credit of $40,000. The unsecured line of credit was arranged for new developments, expansions, working capital and potential acquisitions.

      NON RECOURSE BRIDGE LOAN FACILITY

      On October 15, 1996, the Operating Partnership arranged a $250,000 one year bridge loan facility from Goldman Sachs Mortgage Company. The proceeds from this loan were used to pay off approximately $197,000 of maturing loans on seven wholly owned properties and to pay down the Operating Partnership's unsecured line of credit. The Operating Partnership is in the process of arranging a permanent loan to replace the bridge loan prior to its maturity on October 15, 1997.

      SUBSEQUENT FINANCING ACTIVITY

      On January 2, 1997, the Operating Partnership received $130,500 of proceeds from the sale of CenterMark (see Note 3). The proceeds were used to payoff and/or reduce a $12,597 mortgage collateralized by Westwood Mall, the unsecured line of credit balance of $40,000 and $70,000 of the $250,000 non recourse bridge facility. The remaining proceeds were used for working capital.

8. NOTES AND CONTRACTS PAYABLE

      Notes and contracts payable as of December 31, 1996, consist of notes totaling $971 payable in connection with certain real estate tax special assessments. The special assessment notes require periodic payment of interest at rates between 6% and 12.75% and mature at varying dates between 1997 and 2004. The special assessment notes and land contract represent insignificant amounts, and it is not practical to estimate the fair value due to lack of market information.

      As of December 31, 1996 and 1995, the Operating Partnership had outstanding letters of credit of $6,200 and $6,247, respectively, in connection with special assessments and liability insurance requirements.

                       GENERAL GROWTH PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Dollars in thousands, except Per Share Amounts)



9. RENTALS UNDER OPERATING LEASES

      The Company receives rental income from the leasing of retail shopping center space under operating leases. The minimum future rentals based on operating leases held as of December 31, 1996, are as follows:


                    Year                                 Amount
                    ----                                --------
                    1997                                $138,322
                    1998                                 132,169
                    1999                                 124,370
                    2000                                 116,715
                    2001                                 105,477
                    Thereafter                           513,714

      Minimum future rentals do not include amounts which may be received from certain tenants based upon a percentage of their gross sales or as reimbursement of shopping center operating expenses.

      No single tenant collectively accounts for more than 10% of the Company's total revenues. The tenant base includes national and regional retail chains and local retailers, and consequently the Company's credit risk is concentrated in the retail industry.

10.   TRANSACTIONS WITH AFFILIATE

      GGMI has been contracted to provide management, leasing, development and construction management services to the property partnerships. In addition, certain shopping center advertising and payroll costs of the property partnerships are paid by GGMI and reimbursed by the Company. Total costs included in the consolidated financial statements related to agreements with GGMI are as follows:


                               Year Ended December 31,
                               1996      1995      1994
                             --------  --------  --------
Management and Leasing Fees   $ 7,956   $ 8,514   $ 7,015
Cost Reimbursements            23,641    20,049    18,763
Development Costs               1,529     1,637     1,204

      Interest paid and accrued to GG Development, including amounts capitalized, was $1,169 for the year ended December 31, 1994. In December 1996, the Operating Partnership acquired a development site located in Grand Rapids, Michigan from GG Development for $11,441. GG Development was liquidated subsequent to the acquisition.

11.   GROUND LEASES

      The Company leases the Knollwood Mall land, Rio West Mall land, a portion of the Fallbrook Mall building and land and a portion of the SouthShore and Bayshore parking areas from third parties. The leases generally require fixed annual payments plus participation rentals. Rental expense including participation rent related to these leases was $590, $526 and $525 for the years ended December 31, 1996, 1995 and 1994, respectively. The leases provide for a right of first refusal in favor of the Company in the event of a proposed sale of the property by the landlord.

                       GENERAL GROWTH PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Dollars in thousands, except Per Share Amounts)

12. STOCK INCENTIVE PLAN

      The Company's Stock Incentive Plan provides incentives to attract and retain officers and key employees. The Stock Incentive Plan originally consisted of 1,000,000 shares of common stock available for grant. On May 21, 1996, the number of shares under the plan were increased to 2,000,000. Options are granted by the Compensation Committee of the Board of Directors at an exercise price of not less than 100% of the fair market value of the Common Stock on the date of grant. The term of the option is fixed by the Compensation Committee, but no option shall be exercisable more than 10 years after the date of the grant. Options granted to employee-officers are for 10-year terms and are exercisable in either 33 1/3% or 20% annual increments from the date of the grants. Options granted to non-employee directors are exercisable in full commencing on the date of grant and expire on the tenth anniversary of the date of the grant.

      A summary of the status of the Company's stock options as of December 31, 1996, 1995 and 1994 and changes during the year ended on those dates is presented below.

                                                   1996                      1995                         1994
                                           ----------------------     -------------------          --------------------
                                                       Weighted                  Weighted                      Weighted
                                                       Average                   Average                       Average
                                                       Exercise                  Exercise                      Exercise
                                           Shares      Price          Shares        Price          Shares        Price
                                           -----------------------    -------------------          --------------------
Outstanding at beginning of year             425,500     $ 19.50       173,500   $ 20.89             160,000   $ 21.58
        Granted                              502,000     $ 27.97       312,000   $ 19.02             163,500   $ 20.81
        Exercised                            (66,667)    $ 20.81
        Forfeited                            (33,333)    $ 20.81
        Cancelled                                                      (60,000)  $ 21.03            (150,000)  $ 21.54
                                           -----------------------    -------------------          --------------------
Outstanding at end of year                   827,500     $ 24.48       425,500   $ 19.50           $ 173,500   $ 20.89
                                           =======================    ===================          ====================
Exercisable at end of year                   267,500                   161,500                        55,500
Options available for future grants        1,105,833                   574,500                       826,500

Weighted average per share fair value
        of options granted during the year               $  2.28                 $  1.53




   The fair value of each option grant for 1996 and 1995 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                   1996               1995
                                 ---------          ---------
Risk free interest rate          5.78%              5.68%
Dividend yield                   7.75%              7.75%
Expected life                     4.0 years          4.0 years
Expected volatility              18.8%              18.8%

                       GENERAL GROWTH PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Dollars in thousands, except Per Share Amounts)


   The following table summarizes information about stock options outstanding at December 31, 1996:


                        Options Outstanding            Options Exercisable
                 ----------------------------------  -----------------------
                               Weighted
                                Average    Weighted                Weighted
                   Number      Remaining   Average     Options     Average
   Range of      Outstanding  Contractual  Exercise  Exercisable   Exercise
Exercise Prices  at 12/31/96     Life       Price    at 12/31/96    Price
---------------  -----------  -----------  --------  -----------  ----------
$19.00 - $28.00    827,500     9.3 years     $24.48    267,500        $22.46

   The Company has applied Accounting Principles Board Opinion 25 and selected interpretations in accounting for its plan. Accordingly, no compensation costs have been recognized. Had compensation costs for the Company's Plan been determined based on the fair value at the grant date for options granted in 1996 and 1995 in accordance with the method required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income and net income per share would have been reduced to the pro forma amounts as follows:



                                    Year Ended December 31,
                                       1996          1995
                                   ------------  ------------
Net Income            As Reported       $59,742       $43,054
                      Pro Forma         $59,536       $42,991

Net Income per share  As Reported       $  2.12       $  1.69
                      Pro Forma         $  2.12       $  1.69

                       GENERAL GROWTH PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Dollars in thousands, except Per Share Amounts)


13. EXTRAORDINARY ITEMS

      The extraordinary items resulted from prepayment costs and unamortized deferred financing costs related to the early extinguishment of mortgage notes payable.

14. DISTRIBUTIONS PAYABLE

      On December 17, 1996, the Company declared a cash distribution of $.43 per share payable January 31, 1997, to stockholders of record on December 31, 1996, totaling $13,239. In addition, a distribution of $7,505 will be paid to the limited partners of the Operating Partnership.

      On December 15, 1995, the Company declared a cash distribution of $.43 per share payable January 31, 1996, to stockholders of record on December 29, 1995, totaling $11,727. In addition, a distribution of $6,923 was paid to the limited partners of the Operating Partnership.

      On December 30, 1994, the Company declared a cash distribution of $.41 per share payable January 31, 1995, to stockholders of record on January 17, 1995, totaling $9,337. In addition, a distribution of $6,259 was paid to the limited partners of the Operating Partnership.


     The allocations of the distributions declared and paid for income tax purposes are as follows:


                               YEAR ENDED DECEMBER 31,
                               1996      1995      1994
                             --------  --------  --------
          Ordinary Income       47.0%     51.6%     53.2%
          Capital Gain          53.0      48.4         -
          Return of Capital        -         -      46.8
                             -------   -------   -------
                               100.0%    100.0%    100.0%
                             =======   =======   =======

15. COMMITMENTS AND CONTINGENCIES

      In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

      The Company has entered into several contingent agreements for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence and, in the case of developments, completion and occupancy of the project.

                       GENERAL GROWTH PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Dollars in thousands, except Per Share Amounts)


16. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

      Due to the impact of the acquisition of 100% of Lakeview Square Mall, Lansing Mall, Westwood Mall, Park Mall, and Sooner Mall and 50% of Quail Springs Mall, which occurred in the fourth quarter of 1996, the follow-on stock offering in 1995, acquisitions of Natick Mall and 38.2% of GGP/Homart in 1995, the acquisition of 40% of CenterMark in 1994 and the sale of 25% and 40% of the Company's interest in CenterMark during 1995 and 1996, historical results of operations may not be indicative of future results of operations. The pro forma condensed consolidated statements of operations for 1996 include adjustments for the acquisition of 100% of the five operating properties, 50% of Quail Springs Mall and the disposition of 40% of the original 40% interest in CenterMark Properties as if they had occurred on January 1, 1996. The pro forma condensed consolidated statements of operations for 1995 include adjustments for the acquisition of 100% of the five operating properties, 50% of Quail Springs Mall, GGP/Homart, the follow-on stock offering, Natick Mall and the disposition of 65% of the original 40% interest in CenterMark Properties as if they had occurred on January 1, 1995. The pro forma condensed consolidated statements of operations for 1994 include adjustments for the follow-on stock offering, the acquisitions of Natick Mall, 38.2% of GGP/Homart and the sale of 25% of the Company's interest in CenterMark as if these transactions had occurred on January 1, 1994. The pro forma information is based upon the historical consolidated statements of operations and does not purport to present what actual results would have been had the offerings, acquisitions, sale and related transactions, in fact, occurred at the previously mentioned dates, or to project results for any future period.

                                                                            1996               1995              1994
                                                                         ----------         ----------         ---------
Total revenues                                                            $ 242,633          $ 228,030         $ 159,646
                                                                         ----------         ----------         ---------
Expenses:
  Property operating                                                         80,700             76,188            61,088
  Management fees                                                             3,130              4,208             4,671
  Depreciation and amortization                                              43,687             40,423            29,230
                                                                         ----------         ----------         ---------
Total expenses                                                              127,517            120,819            94,989
                                                                         ----------         ----------         ---------
Operating income                                                            115,116            107,211            64,657
Interest expense, net                                                       (72,997)           (74,168)          (49,496)
Equity in net income/(loss) of unconsolidated affiliates
  Quail Springs Mall                                                            998                927
  CenterMark                                                                 10,350              8,023             4,573
  GGP/Homart                                                                  9,355              9,075             7,924
  General Growth Management, Inc.                                            (1,273)
                                                                         ----------         ----------         ---------
                                                                             61,549             51,068            27,658
Minority interest in operating partnership                                   22,952             19,202             9,929
                                                                         ----------         ----------         ---------
Pro forma net income (a)                                                  $  38,597          $  31,866         $  17,729
                                                                         ==========         ==========         =========
Pro forma earnings per share (b)                                          $    1.30          $    1.09         $    0.65
                                                                         ==========         ==========         =========


(a) The pro forma adjustments include management fee and depreciation modifications and acquisition and disposition activity described in the above paragraph. The equity income from CenterMark reflects the reductions in ownership interest offset by the change from the equity method of accounting to the cost method in 1996 and 1995. Pro forma net income is before extraordinary item.
(b)    Earnings per share are based upon 29,717,353,  29,168,488 and 27,272,560 pro forma average shares of common stock outstanding for the years ended December 31, 1996, 1995 and 1994, respectively.

17.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


         Year Ended                                       First            Second           Third            Fourth
     December 31, 1996                                   Quarter          Quarter          Quarter           Quarter       Total
---------------------------------------------------------------------------------------------------------------------------------
Total Revenues                                          $ 56,367          $ 56,934        $ 51,569         $ 52,535      $217,405

Income before minority interest                            9,810            11,607          58,275           16,921        96,613

Net income applicable to common shares                     4,705             7,275          36,667           11,095        59,742

Net earnings per share(a)                                   0.18              0.27            1.33             0.36          2.12

Distributions declared per share                            0.43              0.43            0.43             0.43          1.72

Weighted average shares outstanding (in thousands)        27,273            27,273          27,554           30,180        28,221

(a) Earnings per share for the four quarters do not add up to the annual earnings per share due to the issuance of additional stock and the gain on the sale of a portion of CenterMark stock in the third quarter.

         Year Ended                                       First            Second           Third            Fourth
     December 31, 1995                                    Quarter          Quarter         Quarter           Quarter       Total
-----------------------------------------------------------------------------------------------------------------------------------
Total Revenues                                           $ 39,180         $ 38,490        $ 42,509         $ 47,217      $167,396

Income before minority interest                             6,420            7,659          10,033           44,798        68,910

Net income applicable to common shares                      3,836            4,733           6,262           28,223        43,054

Net earnings per share                                       0.17             0.19            0.23             1.03          1.69

Distributions declared per share(b)                          0.41             0.41            0.41             0.43          1.66

Weighted average shares outstanding (in thousands)         22,773           24,701          27,273           27,273        25,522

(b) Earnings per share for the four quarters do not add up to the annual earnings per share due to the issuance of additional stock and the gain on the sale of a portion of CenterMark stock in the fourth quarter.

                       REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
General Growth Properties, Inc.

Our report on the consolidated financial statements of General Growth Properties, Inc. is included as page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the Index to Consolidated Financial Statements on page F-1 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



Chicago, Illinois                               Coopers & Lybrand L.L.P.
February 11, 1997

                        General Growth Properties, Inc.
            Schedule III - Real Estate and Accumulated Depreciation
                            As of December 31, 1996

   Col. A                  Col. B               Col. C                Col. D                             Col. E
                                                                 Costs Capitalized              Gross Amounts at Which
                                             Initial Cost     Subsequent to Acquisition       Carried at Close of Period
                                         ----------------------  ------------------------  ----------------------------------
                                                 Building and                    Carrying          Building and
 Description          Encumbrances (a)    Land  Improvements (b) Improvements    Costs (c)  Land   Improvements   Total(d)(e)
----------------      ----------------   ------ ---------------  ------------  -----------  -----  -------------  -----------
Bayshore Mall,
  Eureka, CA               $ 37,250      $3,004      $27,399       $19,478       $ 2,887    $3,005    $49,764       $52,769

Bellis Fair Mall,
  Bellingham, WA             73,000       7,616       47,040         5,752         6,122     7,485     58,914        66,399

Birchwood Mall,
  Port Huron, MI             39,549       1,769       34,575         4,621         1,967     3,043     41,163        44,206

Capital Mall
  Jefferson City, MO         16,500       4,200       14,201         2,340             0     3,913     16,541        20,454

Chapel Hills
  Colorado Springs, CO       36,750       4,300       34,017        10,159            37     4,300     44,213        48,513

Colony Square Mall
  Zanesville, OH             27,000       1,000       24,500         8,112             0     1,243     32,612        33,855

Columbia Mall
  Columbia, MO               56,000       5,383       19,663         6,263         1,369     5,383     27,295        32,678

Eagle Ridge Mall
  Lake Wales, FL             55,584       7,620       49,561             0         4,626     7,620     54,187        61,807

Developments in Progress     11,441      41,051        3,388             0             0    41,051      3,388        44,439

Fallbrook Mall,
  West Hills, CA             51,000       6,117       10,076        53,939         1,628     6,117     65,643        71,760

Fox River Mall
  Appleton, WI               88,000       2,701       18,291        21,041         1,820     2,701     41,152        43,853

Gateway Mall,
  Springfield, OR            30,750       8,728       34,707         4,910         7,521     8,728     47,138        55,866

General Growth Properties
Chicago, IL                  40,000           0        1,035          (946)            0         0         89            89

Grand Traverse Mall,
  Grand Traverse, MI         51,500       3,530       20,776        17,987         3,644     3,534     42,407        45,941

Greenwood Mall
  Bowling Green, KY          39,500       3,200       40,202         9,595             0     3,200     49,797        52,997

Knollwood Mall,
  St. Louis Park, MN         15,561           0        9,748        21,680         1,767         0     33,195        33,195

Lakeview Square Mall
  Battle Creek, MI           27,561       3,579       32,210             0             0     3,579     32,210        35,789


                         Col. F            Col. G         Col. H               Col. I
                      Accumulated         Date of          Date           Life Upon Which
 Description          Depreciation      Construction     Acquired      Depreciation is Computed
---------------       ------------     -------------    ----------     ------------------------

Bayshore Mall,           $11,374         1986-1987                                (f)
  Eureka, CA

Bellis Fair Mall,         15,369         1987-1988                                (f)
  Bellingham, WA

Birchwood Mall,            8,153         1989-1990                                (f)
  Port Huron, MI

Capital Mall               1,599                           1993                   (f)
  Jefferson City, MO

Chapel Hills               3,619                           1993                   (f)
  Colorado Springs, CO

Colony Square Mall         8,837                           1986                   (f)
  Zanesville, OH

Columbia Mall              9,468         1984-1985                                (f)
  Columbia, MO

Eagle Ridge Mall             476         1995-1996                                (f)
  Lake Wales, FL

Developments in Progress       0                                                  (f)

Fallbrook Mall,           17,615                           1984                   (f)
  West Hills, CA

Fox River Mall            11,461         1983-1984                                (f)
  Appleton, WI

Gateway Mall,             10,066         1989-1990                                (f)
  Springfield, OR

General Growth Properties     58                                                  (f)
Chicago, IL

Grand Traverse Mall,       6,639          1990-1991                               (f)
  Grand Traverse, MI

Greenwood Mall             4,426                           1993                   (f)
  Bowling Green, KY

Knollwood Mall,           10,422                           1978                   (f)
  St. Louis Park, MN

Lakeview Square Mall         137                           1996                   (f)
  Battle Creek, MI


                        General Growth Properties, Inc.
            Schedule III - Real Estate and Accumulated Depreciation
                            As of December 31, 1996

   Col. A                  Col. B               Col. C                Col. D                             Col. E
                                                                 Costs Capitalized              Gross Amounts at Which
                                             Initial Cost     Subsequent to Acquisition       Carried at Close of Period
                                         ----------------------  ------------------------  ----------------------------------
                                                 Building and                    Carrying          Building and
 Description          Encumbrances (a)    Land  Improvements (b) Improvements    Costs (c)  Land   Improvements   Total(d)(e)
----------------      ----------------   ------ ---------------  ------------  -----------  -----  -------------  -----------
Lansing Mall
  Lansing, MI                 47,613      6,978         62,800          0            0       6,978      62,800        69,778

Lockport Mall,
  Lockport, NY                 7,000        800         10,000      3,449           24         800      13,473        14,273

Mall of the Bluffs,
  Council Bluffs, IA          36,655      1,860         24,016      6,101        2,529       2,084      32,646        34,730

Natick Mall
  Natick, MA                 183,000     65,745        198,359        345            0      65,745     198,704       264,449

Oakwood Mall,
  Eau Claire, WI              35,691      3,267         18,281     11,426        1,712       3,267      31,419        34,686

Park Mall
  Tucson, AZ                       0      4,996         44,994          0           10       4,996      45,004        50,000

Piedmont Mall,
  Danville, VA                17,115      2,000         38,000        530           21       2,000      38,551        40,551

The Pines,
  Pine Bluff, AR              26,750      1,489         17,627      6,002        1,365       1,276      24,994        26,270

Rio West Mall,
  Gallup, NM                   9,000          0         19,500      2,852            0           0      22,352        22,352

River Falls Mall,
  Clarksville, IN             28,000      3,178         54,610      3,439        5,282       3,182      63,331        66,513

River Hills Mall,
  Mankato, MN                      0      3,714         29,014     14,226        2,584       3,781      45,824        49,605

Sooner Fashion  Mall
  Norman, OK                       0      2,700         24,300          0            0       2,700      24,300        27,000

SouthShore Mall,              12,000
  Aberdeen, WA                              650         15,350      3,621            0         650      18,971        19,621

West Valley Mall,
  Tracy, CA                   56,155      9,295         47,789          0        6,964       9,295      54,753        64,048

Westwood Mall
  Jackson, MI                 12,597      2,658         23,924          0            0       2,658      23,924        26,582
                          ----------   --------     ----------   --------      -------    --------  ----------    ----------
   Grand Totals           $1,168,522   $213,128     $1,049,953   $236,922      $53,879    $214,314  $1,340,754    $1,555,068
                          ==========   ========     ==========   ========      =======    ========  ==========    ==========


                         Col. F            Col. G         Col. H               Col. I
                      Accumulated         Date of          Date           Life Upon Which
 Description          Depreciation      Construction     Acquired      Depreciation is Computed
---------------       ------------     -------------    ----------     ------------------------
Lansing Mall
  Lansing, MI                264                          1996                  (f)

Lockport Mall,
  Lockport, NY             3,317                          1986                  (f)

Mall of the Bluffs,
  Council Bluffs, IA      10,016         1985-1986                              (f)

Natick Mall
  Natick, MA               5,124                          1995                  (f)

Oakwood Mall,
  Eau Claire, WI           8,870         1985-1986                              (f)

Park Mall
  Tucson, AZ                 141                          1996                  (f)

Piedmont Mall,
  Danville, VA             1,281                          1995                  (f)

The Pines,
  Pine Bluff, AR           7,355         1985-1986                              (f)

Rio West Mall,
  Gallup, NM               5,530                          1986                  (f)

River Falls Mall,
  Clarksville, IN         13,396         1989-1990                              (f)

River Hills Mall,
  Mankato, MN              7,179         1990-1991                              (f)

Sooner Fashion  Mall
  Norman, OK                  60                          1996                  (f)

SouthShore Mall,
  Aberdeen, WA             5,012                          1986                  (f)

West Valley Mall,
  Tracy, CA                1,378            1995                                (f)

Westwood Mall
  Jackson, MI                102                          1996                  (f)
                        --------
   Grand Totals         $188,744
                        ========


                        General Growth Properties, Inc.
                             Notes to Schedule III
                             (Dollars in Thousands)

(a) See description of mortgage notes payable in Note 7 of Notes to Consolidated Financial Statements.
(b) Initial cost for constructed malls is cost at end of first complete calendar year subsequent to opening.
(c) Carrying costs consists of capitalized construction-period interest and taxes.
(d) The aggregate cost of land, buildings and equipment for federal income tax purposes is approximately $1 billion.

(e)                                         Reconciliation of Real Estate
                                      -------------------------------------------
                                           1996            1995           1994
                                      -----------       ----------    -----------
 Balance at begining of year          $ 1,248,892       $  823,108    $   786,008
 Additions                                306,176          425,784         37,100
                                      -----------       ----------    -----------
 Balance at close of year             $ 1,555,068       $1,248,892    $   823,108
                                      ===========       ==========    ===========

                                     Reconciliation of Accumulated Depreciation
                                     ---------------------------------------------
                                          1996             1995           1994
                                      -----------       ----------     -----------
 Balance at begining of year          $   153,275       $  127,170     $  102,846
 Depreciation Expense                      35,469           26,105         24,324
                                      -----------       ----------     ----------
 Balance at close of year             $   188,744       $  153,275     $  127,170
                                      ===========       ==========     ==========


(f) Depreciation is computed based upon the following estimated lives:

 Buildings, improvements and carrying costs      40 years
 Tenant allowances                               10-40 years
 Equipment and fixtures                          10 years

                                 EXHIBIT INDEX

     2(a) Amended and Restated Stock Purchase Agreement, dated as of October 16, 1995, by and among Sears, Roebuck and Co., Homart Development Co., Homart Newco One, Inc. and GGP/Homart, Inc.(1)

     2(b) Amendment No. 1 to Amended and Restated Stock Purchase Agreement, dated as of December 22, 1995, by and among Sears, Roebuck and Co., Homart Development Co., Homart Newco One, Inc. and GGP/Homart, Inc.(1)

     2(c) Real Estate Purchase Agreement, dated as of July 31, 1995, by and among Sears, Roebuck and Co., Homart Development Co. and GGP/Homart, Inc.(1)

     2(d) Amendment No. 1 to Real Estate Purchase Agreement, dated as of October 16, 1995, by and among Sears, Roebuck and Co., Homart Development Co. and GGP/Homart, Inc.(1)

     2(e) Amendment No. 2 to Real Estate Purchase Agreement, dated as of December 22, 1995, by and among Sears, Roebuck and Co., Homart Development Co. and GGP/Homart, Inc. (1)

     2(f) Mall Purchase Agreement, dated as of December 22, 1995, by and among Sears, Roebuck and Co., Homart Development Co. and General Growth
Properties-Natick Limited Partnership.(1)

     2(g) Contribution Agreement dated December 6, 1996, between Forbes/Cohen Properties, a Michigan general partnership, and GGP Limited Partnership, a Delaware limited partnership.(2)

     2(h) Contribution Agreement dated December 6, 1996, between Lakeview Square Associates, a Michigan general partnership, and GGP Limited Partnership, a Delaware limited partnership.(2)

     2(i) Contribution Agreement dated December 6, 1996, between Jackson Properties, a Michigan general partnership, and GGP Limited Partnership, a Delaware limited partnership.(2)

     3(a) Amended and Restated Certificate of Incorporation of the Company.(3)

     3(b) Amendment to Amended and Restated Certificate of Incorporation of the Company.(5)

     3(c) Certificate to Amended and Restated Certificate of Incorporation of the Company filed on December 21, 1995.

     3(d) Bylaws of the Company.(5)

     3(e) Amendment to Bylaws of the Company.(5)

     4(a) Redemption Rights Agreement, dated July 13, 1995, by and among GGP Limited Partnership, General Growth Properties, Inc. and the persons listed on the signature pages thereof.(8)

     4(b) Redemption Rights Agreement dated December 6, 1996, among GGP Limited Partnership, a Delaware corporation, Forbes/Cohen Properties, a Michigan general partnership, Lakeview Square Associates, a Michigan general partnership, and Jackson Properties, a Michigan general partnership.(2)

     10(a) Amended and Restated Agreement of Limited Partnership of the Operating Partnership.(6)

     10(b) First Amendment to Amended and Restated Agreement of Limited Partnership.(5)

     10(c) Second Amendment to Amended and Restated Agreement of Limited Partnership.(5)

     10(d) Third Amendment to Amended and Restated Agreement of Limited Partnership.(9)

     10(e) Fourth Amendment to Amended and Restated Agreement of Limited Partnership.(9)

     10(f) Fifth Amendment to Amended and Restated Agreement of Limited Partnership.(9)

     10(g) Sixth Amendment to Amended and Restated Agreement of Limited Partnership.(9)

     10(h) Seventh Amendment to Amended and Restated Agreement of Limited Partnership.(9)

     10(i) Eighth Amendment to Amended and Restated Agreement of Limited Partnership.(9)

     10(j) Rights Agreement between the Company and the Limited Partners of the Operating Partnership.(6)

     10(k) Agreement Concerning Indemnification between the Company, the Operating Partnership and the Limited Partners of the Operating Partnership.(6)

     10(l) Agreement of Limited Partnership of GG Development.(3)

     10(m) Letter Agreement dated December 30, 1992, among the partners of GG Development with respect to assignment of interests to the Operating Partnership.(3)

     10(n) Form of Management Agreement between the Property Manager and a Property Partnership.(3)

     10(o) Form of Management Agreement between the Property Manager and the Operating Partnership.(3)

     10(p) Real Estate Management Agreement dated July 1, 1996, between General Growth Management, Inc. and GGP Limited Partnership.

     10(q)* General Growth Properties, Inc. 1993 Stock Incentive Plan, as amended.(5)

     10(r) Forms of Cash Flow Support Agreements between the Operating Partnership and the partners of GG Development.(3)

     10(s) Form of Amended and Restated Agreement of Partnership for each of the Property Partnerships.(3)

     10(t) Sale-Purchase Agreement dated as of December 30, 1992, by and between Equitable and the Company.(3)

     10(u) Sale-Purchase Agreement dated as of December 30, 1992, by and between GG Development and the Company.(3)

     10(v) Form of Indemnification Agreement between the Company and its directors and officers.(3)

     10(w) Form of Indemnification Agreement between the Operating Partnership, Martin Bucksbaum, Matthew Bucksbaum, Mall Investment L.P. and M. Bucksbaum Company.(3)

     10(x) Form of Registration Rights Agreement between the Company and the Bucksbaums.(3)

     10(y) Form of Registration Rights Agreement between the Company and certain trustees for the IBM Retirement Plan.(3)

     10(z) Form of Incidental Registration Rights Agreement between the Company, Equitable, Frank Russell and Wells Fargo.(3)

     10(aa) Form of Letter Agreements restricting sale of certain shares of Common Stock.(3)

10(bb) Stock Purchase Agreement, as amended, by and among The Prudential Insurance Company of America, GGP Limited Partnership, Westfield U.S. Investment, Pty. Limited and Whitehall Street Real Estate Limited Partnership III dated as of December 13, 1993.(7)

     10(cc)* Letter Agreement dated October 14, 1993, between the Company and Bernard Freibaum.(6)

     10(dd) Form of Stock Purchase Agreement by and among GGP Limited Partnership, Westfield U.S. Investments Pty. Limited and Westfield Corporation, Inc.(2)

     10(ee) Form of GGP Option Agreement by and among GGP Limited Partnership, Westfield U.S. Investments Pty. Limited and CenterMark Properties, Inc.(2)

     10(ff) GGP Agreement, dated May 13, 1996, by and among GGP Limited Partnership, Westfield U.S. Investments Pty. Limited and CenterMark Properties, Inc.(4)

     10(gg)* Form of Option Agreement between the Company and certain executive officers.

     21       List of Subsidiaries.

     23       Consent of Coopers & Lybrand L.L.P. - Independent Accountants.

     24       Powers of Attorney

     27       Financial Data Schedule

     *A compensatory plan or arrangement required to be filed.

     (1) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated January 5, 1996.

     (2) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated January 3, 1996.

     (3) Previously filed as an exhibit to the Company's Registration Statement on Form S-11 (No. 33-56640), incorporated herein by reference.

     (4) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 16, 1996.

     (5) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

     (6) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993.

     (7) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated February 25, 1994.

     (8) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 17, 1996.

     (9) Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 33-23035), incorporated herein by reference.