Form 10-Q
period 1997-03-31
GENERAL GROWTH PROPERTIES INC
filed 1997-05-14
CIK 895648

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997


                         Commission file number 1-11656

                        GENERAL GROWTH PROPERTIES, INC.
                  ------------------------------------------
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


          YES         X                    NO
              -------------------             -------------------


The number of shares of Common Stock, $.10 par value, outstanding on May 13, 1997 was 30,788,949.






                                   1 of 21

                        GENERAL GROWTH PROPERTIES, INC.

                                     INDEX


PART I   FINANCIAL INFORMATION                                              PAGE
                                                                           NUMBER
                                                                           ------
         Item 1:  Financial Statements

         Consolidated Balance Sheets
         as of March 31, 1997 and December 31, 1996 .........................  3

         Consolidated Statements of Operations
         for the three months ended March 31, 1997 and 1996..................  4

         Consolidated Statements of Cash Flows
         for the three months ended March 31, 1997 and 1996..................  5

         Notes to Consolidated Financial Statements..........................  6

         Item 2:  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..............  11

         Company Portfolio Results and Funds from Operations.................  12

         Reconciliation of Company Funds from Operations to Net Income.......  14

         Breakdown of Company Portfolio Results and Funds from
         Operations for the three months ended March 31, 1997................  15

         Breakdown of Company Portfolio Results and Funds from
         Operations for the three months ended March 31, 1996................  15

         Other Portfolio Data for the three months ended March 31, 1997......  16

         Management's Discussion and Analysis of Homart Portfolio's Funds
         from Operations.....................................................  17

         Reconciliation of Homart Portfolio Funds from Operations to Net
         Income..............................................................  19

         General Growth Management, Inc. Statement of Operations for the
         three months ended March 31, 1997...................................  20

         Liquidity and Capital Resources of the Company......................  21

PART II  OTHER INFORMATION

         Item 2:  Changes in Securities......................................

         Item 6:  Exhibits and Reports on Form 8-K...........................  21

         SIGNATURE...........................................................  21


                                   2 of 21

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

                        GENERAL GROWTH PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1997 AND DECEMBER 31, 1996
                (Dollars in thousands, except for share amounts)

                                    ASSETS
                                                                       MARCH 31,
                                                                         1997           DECEMBER 31,
                                                                      (UNAUDITED)           1996
                                                                      -----------       ------------
Investment in real estate:
   Land                                                                  $180,263          $173,263
   Buildings and equipment                                              1,416,729         1,337,366
   Less accumulated depreciation                                         (198,943)         (188,744)
   Developments in progress                                                47,006            44,439
                                                                      -----------       -----------
      Net property and equipment                                        1,445,055         1,366,324
   Investment in CenterMark                                                     0            64,769
   Investment in GGP/Homart                                               194,751           193,270
   Investment in Quail Springs Mall                                        15,516            15,077
                                                                      -----------       -----------
      Net investment in real estate                                     1,655,322         1,639,440
Cash and cash equivalents                                                  13,645            15,947
Tenant accounts receivable, net                                            28,418            25,384
Deferred expenses, net                                                     30,841            30,078
Investment in and note receivable from General Growth
   Management, Inc.                                                        48,483            37,737
Prepaid and other assets                                                    5,665             9,131
                                                                      -----------       -----------
                                                                       $1,782,374        $1,757,717
                                                                      ===========       ===========
                              LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                                 $1,130,173        $1,168,522
Notes and contracts payable                                                   955               971
Distributions payable                                                      21,926            20,744
Accounts payable and accrued expenses                                      53,439            44,836
                                                                      -----------       -----------
                                                                        1,206,493         1,235,073
                                                                      -----------       -----------
Minority interest in Operating Partnership                                211,143           192,377
                                                                      -----------       -----------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $100 par value; 5,000,000 shares authorized;
      none issued
   Common stock; $.10 par value; 70,000,000 shares authorized;
      30,791,185 shares issued and outstanding
          (30,789,185 as of 12/31/96)                                       3,079             3,079
   Additional paid-in capital                                             595,676           595,628
   Retained earnings (deficit)                                           (234,017)         (268,440)
                                                                      -----------       -----------
      Total stockholders' equity                                          364,738           330,267
                                                                      -----------       -----------
                                                                       $1,782,374        $1,757,717
                                                                      ===========       ===========






The accompanying notes are an integral part of these consolidated financial statements.










                                   3 of 21

                        GENERAL GROWTH PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                         Three Months Ended
                                                              March 31,
                                                          1997           1996
Revenues:
  Minimum rents                                        $39,175        $32,344
  Tenant recoveries                                     21,622         16,138
  Percentage rents                                       2,073          1,380
  Other                                                  1,593          1,064
  Fee income                                               865            815
                                                      ---------      ---------
    Total revenues                                      65,328         51,741
                                                      ---------      ---------
Expenses:
  Property operating                                    22,167         18,001
  Management fees to affiliate                             750            667
  General and administrative                               840            735
  Depreciation and amortization                         11,162          9,141
                                                      ---------      ---------
    Total expenses                                      34,919         28,544
                                                      ---------      ---------
    Operating income                                    30,409         23,197

Interest expense, net                                  (15,439)       (17,540)
Equity in net income/(loss) of unconsolidated
affiliates:
    CenterMark                                               0          2,011
    Quail Springs Mall                                     327              0
    GGP/Homart                                           1,824          1,691
    General Growth Management, Inc.                       (273)           451
Net gain on sales                                       58,647              0
                                                      ---------      ---------
Income before extraordinary item and
  allocation to minority interest                       75,495          9,810
Income allocated to minority interest                  (27,542)        (2,814)
                                                      ---------      ---------
Income before extraordinary item                        47,953          6,996
Extraordinary item (a)                                    (377)        (2,291)
                                                      ---------      ---------
    Net income                                         $47,576         $4,705
                                                      =========      =========


Earnings per share before extraordinary item             $1.55          $ .26
Extraordinary item per share                              (.01)          (.08)
                                                      ---------      ---------
  Net earnings per share                                 $1.54          $ .18
                                                      =========      =========

  (a) Charges related to early retirement of debt.






The accompanying notes are an integral part of these consolidated financial statements.





                                   4 of 21

                        GENERAL GROWTH PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)
                             (Dollars in thousands)





                                                                                               Three Months Ended
                                                                                                      March 31,
                                                                                              1997             1996
                                                                                         -------------    -----------
Cash flows from operating activities:
  Net income                                                                                 $47,576           $4,705
  Adjustments to reconcile net income to net cash provided by operation activities:
    Minority interest                                                                         27,542            2,814
    Net gain on sales                                                                        (58,647)
    Extraordinary items - charges related to early retirement of debt                            377            2,291
    Equity in net income of unconsolidated affiliates                                         (1,878)          (4,153)
    Provision for doubtful accounts                                                              632            1,016
    Depreciation                                                                              10,200            8,175
    Amortization                                                                                 962              966
  Net changes in:
    Tenant accounts receivable                                                                (3,666)           1,340
    Prepaid and other assets                                                                   1,249           (3,937)
    Accounts payable and accrued expenses                                                      1,516           (1,148)
                                                                                         -----------      -----------
                    Net cash provided by operating activities                                 25,863           12,069
                                                                                         -----------      -----------

Cash flows from investing activities:
  Acquisition/development of real estate and improvements and additions to properties        (88,154)         (19,137)
  Increase in investments in unconsolidated real estate affiliates                            (5,734)              (9)
  Change in notes receivable affilliates                                                      (9,641)              61
  Proceeds from the sale of CenterMark Stock
  Distributions received from CenterMark Properties, Inc.                                    130,500            6,111
  Distributions received from GGP/Homart, Inc.                                                 6,077              764
  Increase in deferred expenses                                                               (1,725)          (5,330)
                                                                                         -----------      -----------
                    Net cash from investing activities                                        31,323          (17,540)
                                                                                         -----------      -----------

Cash flows from financing activities:
  Cash distributions paid to common stockholders                                             (13,239)         (11,727)
  Cash distributions paid to minority interest                                                (7,505)          (6,923)
  Payment of stock offering costs                                                                 (3)
  Proceeds from issuance of mortgage and other notes payable                                  85,000          340,000
  Principal payments on mortgage and other notes payable                                    (123,364)        (327,302)
  Retirement of common stock (net of sale proceeds)                                                0              (63)
  Prepayment penalty on early retirement of debt                                                (377)
                                                                                         -----------      -----------
                    Net cash from financing activities                                       (59,488)          (6,015)
                                                                                         -----------      -----------

Net change in cash and cash equivalents                                                       (2,302)         (11,486)
Cash and cash equivalents at beginning of period                                              15,947           18,298
                                                                                         -----------      -----------
Cash and equivalents at end of period                                                        $13,645           $6,812
                                                                                         ===========      ===========

Supplemental disclosure of cash flow information:
Interest paid                                                                                $18,215          $15,531
Interest capitalized                                                                          $1,329           $1,551





The accompanying notes are an integral part of these consolidated financial statements.

                                   5 of 21

                        GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands except per share amounts)



NOTE 1  ORGANIZATION AND BASIS OF PRESENTATION

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

        OPERATING PARTNERSHIP

        The Operating Partnership commenced operations on April 15, 1993 and at March 31, 1997, owned a 99% general partnership interest in the eighteen Property Partnerships, two recently developed properties, Natick Mall and four properties acquired during 1996. In addition, the
        Operating Partnership   owned 100% of the three IBM Centers, Park Mall
        and a 99.999% interest in Piedmont Mall and Market Place Mall (see Note
        4). At March 31, 1997, the Operating Partnership also owned a 38.2% interest in GGP/Homart, Inc. (see Note 3), a 95% non-voting preferred interest in General Growth Management, Inc. (see Note 5) and a 50% interest in Quail Springs Mall. At March 31, 1997, the Company owned a 63% general partnership interest in the Operating Partnership. Various minority interests own the remaining 37% limited partnership interest.

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



                                   6 of 21

                        GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands except per share amounts)



        BASIS OF PRESENTATION

        The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership consisting of the thirty-one centers (the "Original Centers") and the unconsolidated investments in CenterMark Properties, Inc. (through January 2, 1997), GGP/Homart, Inc., General Growth Management, Inc. ("GGMI") and Quail Springs Mall.

        The consolidated statements of operations for prior periods have been reclassified to conform with current classifications with no effect on results of operations.

NOTE 2  CENTERMARK ACQUISITION AND DISPOSITION

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

        The Company sold 25% of its interest in CenterMark on December 19, 1995, to Westfield U.S. Investments Pty. Limited for a price of $72,500. As a result of the sale, the Company's ownership was reduced
        to 30% of the   outstanding CenterMark stock.  Concurrently with the
        sale of the stock, the Company also granted Westfield U.S. Investments Pty. Limited an option to purchase the remainder of the Company's CenterMark stock ("Option Stock") for $217,500.

        On June 28, 1996, Westfield U.S. Investments, Pty. Limited exercised its option to acquire the remaining 30% of the outstanding CenterMark stock in two transactions. The first payment in the amount of $87,000 was received on July 1, 1996, and the second payment in the amount of $130,500 was received on January 2, 1997. Proceeds from the first payment were used to repay the remaining balance outstanding on the Company's interim loan facility that was utilized in connection with the acquisition of GGP/Homart (see Note 3). The proceeds received from the second payment were primarily used to repay existing indebtedness (see Note 6) and resulted in a gain of $66,626.

NOTE 3  GGP/HOMART ACQUISITION

        On December 22, 1995, the Company jointly with four other investors acquired 100% of the stock of GGP/Homart, Inc. ("GGP/Homart") from Sears, Roebuck and Co. The other investors in GGP/Homart are the New York State Common Retirement Fund, the






                                   7 of 21

                        GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands except per share amounts)


        Equitable Life Insurance Company of Iowa, USG Annuity & Life Company and The Trustees of the University of Pennsylvania. The Company acquired 38.2% of GGP/Homart for approximately $179,000 including certain transaction costs. The stockholders of GGP/Homart agreed to contribute additional capital as required, through the end of 1997. As of March 31, 1997, the stockholders had contributed $60,000 of additional capital. GGP/Homart owns interests in twenty-six regional shopping malls and one property currently under development. GGP/Homart elected real estate investment trust status for income tax purposes.

        On October 2, 1996, GGP/Homart opened West Oaks Mall, a new development, located in Ocoee, (Orlando) Florida. GGP/Homart currently has one property under development, Brass Mill Center and Commons. Brass Mill Center is located in Waterbury, Connecticut, and is scheduled to open in the fall of 1997.

        The following is summarized financial information for GGP/Homart for the three months ended March 31, 1997 and 1996.


                                GGP/HOMART, INC.
              CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                      (UNAUDITED, DOLLARS IN THOUSANDS)

                                                    Three Months Ended
                                                         March 31,
                                                 1997                 1996
                                              ----------            ---------
Revenues
   Minimum rents                                $24,840              $21,209
   Tenant recoveries                             10,735                9,237
   Percentage rents                                 634                  357
   Other                                            707                  444
                                              ----------            ---------
   Total revenues                                36,916               31,247

Operating expenses                              (16,035)             (14,354)
Depreciation and amortization                    (6,506)              (4,737)
                                              ----------            ---------
   Net operating income                          14,375               12,156

Interest expense, net                           (10,828)              (8,910)
Equity in net income of unconsolidated
   real estate affiliates                         1,338                1,180
Gain/(loss) on land sale                            (54)
Income allocated to minority interest               (56)
                                              ----------            ---------
   Net income                                    $4,775               $4,426
                                              ==========            =========






                                   8 of 21

                        GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands except per share amounts)



NOTE 4  PROPERTY ACQUISITIONS AND DEVELOPMENT

        ACQUISITIONS

        On March 31, 1997, the Company acquired a 100% interest in Market Place Mall for a cash purchase price of approximately $70,000. Market Place Mall is located in Champaign, Illinois.

        The acquisition was accounted for utilizing the purchase method and accordingly, it is included in the Operating Partnership's results of operations from the date of acquisition.

        DEVELOPMENTS

        During 1996, the Company acquired two new development sites located in Iowa City, Iowa, and Grand Rapids, Michigan. The Iowa City site is currently under development and is scheduled to open in the summer of 1998.

NOTE 5  ACQUISITION OF GENERAL GROWTH MANAGEMENT, INC.

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

NOTE 6  MORTGAGE LOANS AND CREDIT FACILITIES

        On January 2, 1997, a portion of the proceeds from the sale of CenterMark were used to repay a $12,597 mortgage on Westwood Mall and to reduce the balance on the non recourse bridge loan facility from $250,000 to $180,000.

        On March 31, 1997, the Company borrowed $70,000 for the acquisition of Market Place Mall (see Note 4).

        In addition to the $250,000 non recourse bridge loan that is collateralized in part by mortgages on seven Original Centers, the Company obtained additional short term unsecured financing. As part of the additional financing, the Company agreed not to encumber four additional




                                   9 of 21

                        GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands except per share amounts)


        Original Centers. As of March 31, 1997 the entire $250,000 non recourse loan was outstanding and $15,000 of the additional unsecured loan was outstanding.

NOTE 7  NET GAIN ON SALES

        The net gain on sales relates primarily to the gain on the sale of CenterMark (see Note 2) less additional costs related to prior acquisitions.

NOTE 8  EXTRAORDINARY ITEMS

        The extraordinary items resulted from prepayment costs and unamortized deferred financing costs related to the early extinguishment of mortgage notes payable.

NOTE 9  DISTRIBUTIONS PAYABLE

        On March 28, 1997, the Company declared a cash distribution of $.45 per share payable April 30, 1997, to stockholders of record on April 15, 1997, totaling $13,856. In addition, a distribution of $8,070 was paid to the limited partners of the Operating Partnership.

        On December 17, 1996, the Company declared a cash distribution of $.43 per share payable January 31, 1997, to stockholders of record on December 31, 1996, totaling $13,239. In addition, a distribution of $7,505 was paid to the limited partners of the Operating Partnership.

NOTE 10 COMMITMENTS AND CONTINGENCIES

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

        The Company has entered into contingent agreements for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence and, in the case of developments, completion and occupancy of the project.

NOTE 11 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        Statement of Financial Accounting Standards No. 128, "Earnings Per Share," revises the disclosure requirements and increases the comparability of EPS data on an international basis by simplifying the existing computational guidelines in APB Opinion No.
        15. The pronouncement will require the Company to present both basic and diluted EPS for net income on the face of the income statement and is effective for the Company's fiscal year ending December 31, 1997. The Company believes it will not have a material impact on its financial statements.



                                   10 of 21

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As of March 31, 1997, the Company owned 100% of thirty-one enclosed regional shopping centers (the "Original Centers") and 50% of Quail Springs Mall and, through the Operating Partnership, 38.2% of the stock of GGP/Homart, Inc and a 95% interest in GGMI (see Note 5). GGP/Homart owns interests in twenty-six shopping centers (the "Homart Centers") and one center under development. During 1996 the Company owned an interest in CenterMark Properties, Inc. (the "CenterMark Centers") (see Note 2). Revenues are primarily derived from fixed minimum rents, percentage rents and recoveries of operating expenses from tenants. Inasmuch as the Company's financial statements reflect the use of the equity method to account for its investments in CenterMark, GGP/Homart, GGMI and Quail Springs Mall, the discussion of results of operations below relates primarily to the revenues and expenses of the Original Centers. The Original Centers, the CenterMark Centers, the Homart Centers and GGMI are collectively known as the "Company Portfolio". A separate discussion of GGP/Homart's results of operations is presented below (see "Homart Portfolio Results and Funds From Operations" on page 17).

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

     Total revenues for the first quarter of 1997 were $65.3 million, which represents an increase of $13.6 million or approximately 26.3% from $51.7 million in the first quarter of 1996. Approximately $9.6 million and $1.4 million of the increase is from acquisitions and new developments, respectively. Improved performance of comparable properties accounted for $2.6 million of the increase. Minimum rent for the first quarter of 1997 increased by $6.9 million or 21.4% from $32.3 million in 1996 to $39.2 million. The acquisition and development of properties generated $5.5 million and $.6 million of the $6.9 million increase in minimum rents, respectively. Expansion space, specialty leasing efforts and a combination of occupancy and rental changes at the comparable centers accounted for the remaining increase of $.8 million in minimum rents. Tenant charges increased by $5.5 million from $16.1 million to $21.6 million for the first quarter of 1997. Approximately $1.2 million of the increase is attributable to higher recoverable operating expenses at the comparable malls. The remaining $4.3 million increase was generated by properties which were recently acquired or developed. For the first quarter of 1997 overage rents increased by $.7 million or approximately 50% from $1.4 million in 1996. The performance of the comparable centers produced $.2 million of the increase and the acquisition and development of additional centers accounted for the remaining $.5 million. Other revenues increased by approximately $.5 million to $1.6 million for the first quarter of 1997 from $1.1 million in 1996. Fee income generated by the Company's asset management activities for the Homart Portfolio was slightly above the first quarter of 1996.

     Total expenses, including depreciation and amortization, increased by approximately $6.5 million, from $28.5 million in the first quarter of 1996 to $35.0 million in the first quarter of 1997. For the period ended March 31, 1997, property operating expenses increased by $4.2 million and depreciation and amortization also increased by $2.1 million over the same period in 1996. Property operating expense decreased by $.1 million at comparable properties



                                   11 of 21
     primarily due to a $.5 million reduction in bad debt expense. The remaining $4.3 million increase in operating costs was due to the acquisition and development of new properties. Approximately $.6 million of the $2.1 million increase in depreciation and amortization was generated at comparable centers. The remaining $1.5 million was from properties acquired or developed. Management fees to affiliates and general and administrative expenses together were approximately $.2 million higher than in 1996.

     Net interest expense for the first quarter of 1997 was $15.4 million, a decrease of approximately $2.1 million or 12% from the first quarter of 1996. Refinancing activities and the use of the CenterMark proceeds to repay debt generated a $4.7 million decrease in interest expense. The acquisition of new properties accounted for an increase of approximately $2.6 million of interest expense.

     Equity in net income of unconsolidated real estate affiliates in the first quarter of 1997 decreased by approximately $2.3 million to $1.9 million in 1997, from $4.2 million in the first quarter of 1996. Approximately $2.0 million of the decrease is attributable to the sale of the Company's interest in CenterMark. The Company's ownership interest in GGMI resulted in a decrease of $.7 million as determined in accordance with generally accepted accounting principles. Quail Springs Mall and GGP/Homart accounted for increases of $.3 million and $.1 million, respectively. The results of GGP/Homart's operations are also presented and discussed below (see "Homart Portfolio Results and Funds From Operations" on page 17).

     COMPANY PORTFOLIO RESULTS AND FUNDS FROM OPERATIONS

     In order to portray the sources of the Company's funds from operations in a more meaningful and useful manner, the Company Portfolio results and funds from operations depicted below reflect 100% of the revenues and expenses of the Original Centers and GGMI combined with the Company's share of CenterMark's and GGP/Homart's portfolio results. The Company Portfolio results are a line item pro rata consolidation of 100% of the revenues and expenses of the Original Centers and GGMI, with the Company's share of the comparable revenue and expenses of the wholly owned CenterMark Centers and Homart Centers and the Company's share of CenterMark's and GGP/Homart's various percentage interests of the revenues and expenses of the centers that are owned in part by unaffiliated joint venture partners. Interest expense and general and administrative costs that relate to the acquisition, management and oversight of the Company's ownership of CenterMark and GGP/Homart are charged entirely against the Company's direct operations. These expenses cannot be charged on CenterMark's and GGP/Homart's financial statements because the other shareholders in CenterMark and GGP/Homart are not affiliated with the Company.

     The Company's share of CenterMark's and GGP/Homart's funds from operations does not represent the net effective incremental contribution to the Company made by the CenterMark and Homart centers. Accordingly, management believes the following schedule of the relative share of Company Portfolio net operating income (funds from operations before interest expense) contributed by the Original Centers and the Homart Centers provides a better indication of the significance of each portfolio to the Company's overall funds from operations. The net operating income from the Company's Portfolio is essentially equivalent to earnings before interest, taxes, depreciation and amortization



                                   12 of 21

     (EBITDA). EBITDA from the Company's property management affiliate is included below with the Original Centers.


                                                    THREE MONTHS
                                                        ENDED         % OF TOTAL
          NET OPERATING INCOME BY PORTFOLIO         MARCH 31, 1997
       ---------------------------------------      --------------   -----------
       Original Centers and GGMI                        $42,701         80.24%
       38.2% of GGP/Homart (a)                          $10,517         19.76%
                                                    -----------      --------
       Company Portfolio Net Operating Income           $53,218        100.00%
                                                    ===========      ========

(a) Reflects the Company's share of GGP/Homart's Net Operating Income, including GGP/Homart's share of Net Operating Income from joint ventures. (See Note 3)


The Company Portfolio results and funds from operations reflected below for the three months ended March 31, 1997 and 1996 do not purport to project results for any future period. For 1996, the Company Portfolio results include the Company's share of the CenterMark Centers results.


                                   13 of 21

              COMPANY PORTFOLIO RESULTS AND FUNDS FROM OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)
                  (In thousands, except for per share amounts)

                                                                      Three Months Ended
                                                                          March 31,
                                                                      1997         1996
Revenues
   Minimum rents (a)                                                $    50,951  $    50,344
   Tenant recoveries                                                     27,616       25,171
   Percentage rents                                                       2,417        2,135
   Other                                                                  1,918        1,581
   Fees                                                                  14,967        5,210
                                                                    -----------  -----------
     Total revenues                                                 $    97,869  $    84,441

Operating expenses (b)                                                  (43,811)     (34,780)
General and administrative                                                 (840)        (735)
                                                                    -----------  -----------
   Net operating income                                                  53,218       48,926

Interest expense, net                                                   (22,099)     (25,191)
                                                                    -----------  -----------
Operating Partnership Funds From Operations                         $    31,119  $    23,735

Less:  FFO allocable to Operating
     Partnership unitholders                                        $    11,410  $     8,810
                                                                    -----------  -----------

Company Funds From Operations                                       $    19,709  $    14,925
                                                                    ===========  ===========
FFO per share                                                       $       .64  $       .55
                                                                    ===========  ===========




                               Company Portfolio
             Reconciliation of Funds From Operations to Net Income
                       (Dollars in thousands - Unaudited)

                                                                         Three Months Ended
                                                                                March 31,
                                                                           1997         1996
                                                                       ------------   -----------
Operating Partnership Funds From Operations (from above)               $     31,119  $     23,735
Depreciation and amortization of real estate costs                          (15,605)      (15,405)
Straight-line rent (not included in FFO, so it must be
   added in order to reconcile to GAAP net income)                            1,355         1,458
Net gain on sales                                                            58,626             -
Allocations to Operating Partnership unitholders                            (27,542)       (2,792)
Extraordinary item (c)                                                         (377)       (2,291)
                                                                       ------------   -----------
   Net income                                                          $     47,576   $     4,705
                                                                       ============   ===========


(a) Excluding straight-line rents for the three months ended March 31, 1997 and 1996 of $1,355 and $1,458, respectively.

(b) Excluding depreciation and amortization of capitalized real estate costs other than financing fees/costs.

(c)  Charges related to early retirement of debt.






                                   14 of 21

        BREAKDOWN OF COMPANY PORTFOLIO RESULTS AND FUNDS FROM OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1997
                                  (UNAUDITED)
                  (In thousands, except for per share amounts)


                                                          Original       GGP/
                                                           Centers      Homart         GGMI         Total
Revenues
  Minimum rents (a)                                         $38,775     $12,176                     $50,951
  Tenant recoveries                                          21,964       5,652                      27,616
  Percentage rents                                            2,111         306                       2,417
  Other                                                       1,615         303                       1,918
  Fees                                                          866                      14,101      14,967
                                                         ----------   ---------       ---------   ---------
    Total revenues                                           65,331      18,437          14,101      97,869
Operating expenses (b)                                      (23,469)     (7,920)        (12,422)    (43,811)
General and administrative                                     (840)                                   (840)
                                                         ----------   ---------       ---------   ---------
  Net operating income                                       41,022      10,517           1,679      53,218

Interest expense, net                                       (15,623)     (5,246)         (1,230)    (22,099)
                                                         ----------   ---------       ---------   ---------
Operating Partnership Funds From Operations                 $25,399      $5,271            $449     $31,119
                                                         ==========   =========       =========   =========

Funds From Operations per share/unit                                                                  $0.64
                                                                                                  =========

        BREAKDOWN OF COMPANY PORTFOLIO RESULTS AND FUNDS FROM OPERATIONS
                   FOR THE THREE MONTHS ENDED MARCH 31, 1996
                                  (UNAUDITED)
                  (In thousands, except for per share amounts)


                                            Original       GGP/
                                             Centers      Homart     CenterMark        GGMI        Total
Revenues
  Minimum rents (a)                            $31,410    $11,062          $7,872                  $50,344
  Tenant recoveries                             16,138      5,420           3,613                   25,171
  Percentage rents                               1,380        207             548                    2,135
  Other                                          1,064        245             272                    1,581
  Fees                                             815                                   4,395       5,210
                                            ----------   --------        --------    ---------   ---------
    Total revenues                              50,807     16,934          12,305        4,395      84,441
Operating expenses (b)                         (18,974)    (7,709)         (4,131)      (3,966)    (34,780)
General and administrative                        (735)                                               (735)
                                            ----------   --------        --------    ---------   ---------
  Net operating income                          31,098      9,225           8,174          429      48,926

Interest expense, net                          (17,540)    (4,736)         (2,915)                 (25,191)
                                            ----------   --------        --------    ---------   ---------
Operating Partnership Funds From Operation     $13,558     $4,489          $5,259         $429     $23,735
                                            ==========   ========        ========    =========   =========

Funds From Operations per share/unit                                                                 $0.55
                                                                                                 =========


(a) Excluding straight-line rent for the three months ended March 31, 1997 and 1996 of $1,355 and $1,458, respectively.

(b) Excluding depreciation and amortization of capitalized real estate costs other than financing fees/costs.









                                   15 of 21

                          OTHER COMPANY PORTFOLIO DATA
             AS OF AND/OR FOR THE THREE MONTHS ENDED MARCH 31, 1997
        (In thousands, except for per square foot amounts - unaudited)

                                          Original        GGP/         Total or
                                         Centers(a)     Homart(a)       Average
                                         ----------     ---------      --------
Occupancy of centers not
under redevelopment                             83.2%         83.8%           83.5%

Tenant allowances                         $    3,036     $   2,031       $   5,067
Annualized sales per sq. ft.                    $243          $291            $267
Average rent per sq. ft.
   for new/renewal leases                 $    20.02     $   31.24       $   26.80
Average rent per sq. ft.
   for expiring leases                    $    16.68     $   24.94       $   19.46
% change in total sales                          1.3%          9.5%            5.0%

(a) Data is for 100% of the non-anchor GLA in each portfolio, including those centers that are owned in part by unaffiliated joint venture partners.





                             COMPANY PORTFOLIO DEBT
               MATURITY AND CURRENT AVERAGE INTEREST RATE SUMMARY
                              AS OF MARCH 31, 1997
                      (Dollars in Thousands - unaudited)

                                                                                                   Company
                                Original Centers                 GGP/Homart(a)                  Portfolio Debt
                            -------------------------        --------------------------     -------------------------
                                            Current                           Current                       Current
                              Maturing      Average           Maturing        Average         Maturing      Average
       Year                    Amount         Rate             Amount           Rate            Amount       Rate
------------------------    -----------     ---------        ----------      ----------     -----------    ---------
1997                           $276,441         6.82%                 -           -             $276,441       6.82%
1998                            111,739         7.25%            34,380          6.93%           146,119       7.17%
1999                            112,678         8.79%           123,736          7.48%           236,414       8.10%
2000                                  -            -             24,250          7.33%            24,250       7.33%
Subsequent                      637,806         7.01%           153,624          7.46%           791,430       7.09%
                             ----------         ----           --------          ----         ----------       ----

Totals                       $1,138,664         7.16%          $335,990          7.40%        $1,474,654       7.22%
                             ==========         ====           ========          ====         ==========       ====

Floating Rate                  $376,739         6.90%          $121,631          7.46%          $498,370       7.04%
Fixed Rate                      761,925         7.29%           214,359 (b)      7.37%           976,284       7.31%
                             ----------         ----           --------          ----         ----------       ----
Totals                       $1,138,664         7.16%          $335,990          7.40%        $1,474,654       7.22%
                             ==========         ====           ========          ====         ==========       ====

(a) GGP/Homart debt reflects the Operating Partnership's share of its total portfolio debt.

(b) Includes $34,381 of floating rate debt with a 9% cap on the all-in rate through maturity in December 1998.











                                   16 of 21

HOMART PORTFOLIO RESULTS AND FUNDS FROM OPERATIONS

GGP/Homart owns 100% of 15 retail properties and has various percentage interests in 11 other retail properties. As required by generally accepted accounting principles, GGP/Homart uses the equity method to account for its investments in joint venture properties that are not eligible for consolidation. The Company Portfolio results and Funds From Operations reflected above include the Company's share of GGP/Homart's Funds From Operations. In order to portray the sources of GGP/Homart's Funds From Operations in a more meaningful and useful manner, the "Homart Portfolio" results presented below comprise 100% of the revenues and expenses of the wholly owned Homart Centers and GGP/Homart's various percentage interests of the revenues and expenses of Homart Centers that are owned in part by unaffiliated joint venture partners.

The Company's share of GGP/Homart's Funds From Operations does not take into account interest expense paid on debt incurred to fund a majority of the $179 million initial cash purchase price and $23 million of subsequent investments, for 38.2% of GGP/Homart's stock. Also not charged against GGP/Homart's funds from operations are certain general and administrative costs incurred by the
Company that are attributable   to the management and oversight of its
investment in GGP/Homart. Accordingly, the net effective incremental contribution to the Company's funds from operations generated by the Homart Centers is substantially less than the amounts reflected below. See the discussion above regarding the relative contributions to net operating income (similar to EBITDA) made by the Original Centers and the Homart Centers. Management believes that contributions to Company Portfolio net operating income is the best indication of the relative significance to the Company of the Original Centers and the Homart Centers.

MANAGEMENT'S DISCUSSION AND ANAYLSIS OF THE HOMART PORTFOLIO'S FUNDS FROM OPERATIONS (Dollars in thousands)

THREE MONTHS ENDED MARCH 31, 1997 AND 1996

Total revenue for the first quarter of 1997 increased $4.0 million or 8.9% to
$48.3 million from $44.3 in 1996.  Minimum rents accounted for $2.9     million
of the $4.0 million increase in total revenues. Minimum rent increased 10.1% or $2.9 million to $48.2 million for the quarter ended March 31, 1997. The development of West Oaks and increased ownership in Vista Ridge accounted for approximately $2.1 million of the $2.9 million increase in minimum rents. The improved performance of comparable properties accounted for the remaining increase in minimum rent of $.8 million. Tenant recoveries increased 4.2% from $14.2 million in 1996 to $14.8 million in 1997. The $.6 million increase consists of a $1.0 million increase generated from the development and increased ownership of properties offset by a $.4 million decrease due to lower recoverable expenses. During the first quarter of 1997, percentage rents increased $.3 million to $.8 million. Other revenues increased $.2 million or 33.3% from $.6 million in 1996.

Operating expenses were $20.7 million for the first quarter of 1997, up from $20.2 million in 1996, an increase of 2.5% or $.5 million. The development and acquisition of properties accounted for an increase of $1.7 million that was offset by $1.2 million of reduced operating costs at the comparable properties.



                                   17 of 21

Net interest expense increased $1.3 million or 10.5% from $12.4 million in the first three months of 1996 to $13.7 million. Approximately $1.1 million of the increase is attributable to a new development. The remaining $.2 million was caused by the refinancing of floating rate loans to fixed rate loans at several properties.

The aforementioned changes generated a $2.1 million or 18.0% increase in Funds From Operations from $11.7 million to $13.8 million.







                                   18 of 21

               HOMART PORTFOLIO RESULTS AND FUNDS FROM OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)
                  (In thousands, except for per share amounts)

                                                                        Three Months Ended
                                                                             March 31,
                                                                      1997                1996

Revenues
   Minimum rents (a)                                            $       31,867       $      28,951
   Tenant recoveries                                                    14,792              14,185
   Percentage rents                                                        801                 540
   Other                                                                   793                 641
                                                                --------------       -------------
     Total revenues                                                     48,253              44,317

Operating expenses (b)                                                 (20,727)            (20,175)
                                                                --------------       -------------
   Net operating income                                                 27,526              24,142

Interest expense, net                                                  (13,730)            (12,393)
                                                                --------------       -------------
GGP/Homart Funds From Operations                                $       13,796              11,749
                                                                ==============       =============
Operating Partnership's share (38.2%) of GGP/Homart FFO         $        5,271       $       4,489
                                                                ==============       =============


                                Homart Portfolio
             Reconciliation of Funds From Operations to Net Income
                       (Dollars in thousands - Unaudited)

                                                                        Three Months Ended
                                                                             March 31,
                                                                      1997                1996
                                                                ---------------      --------------
GGP/Homart Funds From Operations (from above)                   $       13,796       $       11,749
Less:Depreciation and amortization - real estate                        (9,561)              (8,313)
Add: Straight-line rent not included in FFO                                594                  990
Less:Loss on land sale                                                     (54)                   -
                                                                --------------       --------------
   GGP/Homart net income                                        $        4,775       $        4,426
                                                                ==============       ==============

Operating Partnership's share of GGP/Homart net income (c)      $        1,824       $        1,691
                                                                ==============       ==============


(a) Excluding straight-line rents for the three months ended March 31, 1997 and 1996 of $595 and $990, respectively.

(b) Excluding depreciation and amortization of capitalized real estate costs other than financing fees/costs.

(c) GGP/Homart's net income is reflected as equity in net income of unconsolidated real estate affiliates on the Company's Consolidated Statements of Operations (see Page 4 above).









                                   19 of 21

GENERAL GROWTH MANAGEMENT, INC.

        In December 1995, the Company formed GGP Management, Inc. to manage, lease, develop and operate enclosed regional malls. In August 1996 the Company acquired General Growth Mangement, Inc. ("GGMI") for approximately $51.5 million in common stock and operating partnership units. GGP Management was merged into GGMI as a result of the acquisition. As required by generally accepted accounting principles, the Company accounts for its ownership interest in GGMI using the equity method. The Company owns 95% of GGMI through non-voting preferred stock. The 5% minority interest is owned by five key employees who hold common stock with voting rights. Due to the currently unpaid and accrued preferences on the preferred stock, the Company effectively earned 100% of the income generated by GGMI. The operating results of GGMI are included in the Company Portfolio Results. GGMI manages, leases, and performs various other services for the Original Centers, the Homart Centers and other properties owned by unaffiliated parties. The following schedule reflects the revenues and expenses related to the operations of GGMI for the three months ended March 31, 1997 and 1996.



                        GENERAL GROWTH  MANAGEMENT, INC.
                            STATEMENT OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                           (UNAUDITED, IN THOUSANDS)

                                                                      Three Months Ended
                                                                            March 31,
                                                                    1997(a)            1996(b)
                                                                ------------        -------------
Revenues
 Management, leasing and development services                   $     14,101        $     4,626

Expenses
 Operating expense                                                   (12,422)            (4,175)
                                                                ------------        -----------

Net operating income                                                   1,679                451

Interest expense, net (on loan from the Company)                      (1,230)
                                                                ------------        -----------

GGMI Funds From Operations                                      $        449        $       451
                                                                ============        ===========

(a) For three months ended March 31, 1997, the combined revenues and expenses of GGMI and the former GGP Management, Inc. are reflected.

(b) For the three months ended March 31, 1996, only GGP Management, Inc. revenues and expenses are included.








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

The following factors, among others, will affect funds from operations and, accordingly, influence the decisions of the Board of Directors regarding distributions: (i) scheduled increases in base rents of existing leases; (ii) changes in minimum base rents and/or percentage rents attributable to replacement of existing leases with new or renewal leases; (iii) changes in occupancy rates at existing centers and procurement of leases for newly developed centers; and (iv) the Company's share of Funds From Operations generated by GGMI, GGP/Homart and distributions therefrom, less oversight costs and debt service on additional loans that were incurred to finance a portion of the cash purchase price for GGP/Homart's stock. The Company anticipates that its Funds From Operations, and potential new debt or equity from future new financings or refinancings will provide adequate liquidity to conduct its operations, fund general and administrative expenses, fund operating costs and interest payments and allow distributions to the Company's stockholders in accordance with the requirements of the Internal Revenue Code of 1986, as amended, for continued qualification as a real estate investment trust and to avoid any Company level federal income or excise tax.

PART II  OTHER INFORMATION
ITEM 2.  CHANGES IN SECURITIES

(c) On February 27, 1997, 1,000 shares of the Corporation's common stock were issued to each of Beth Stewart and A. Lorne Weil, directors of the Company in a private placement under Section 4(2) of the Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder. Ms. Stewart and Mr. Weil served on the Evaluation Committee of the Board of Directors in connection with the Company's acquisition of General Growth Management, Inc. during 1996 and received the shares of Common Stock as compensation for their service on the Committee.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - Not applicable

(b)  Reports on Form 8-K - Not applicable


                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                            GENERAL GROWTH PROPERTIES, INC.


Date:  May 13, 1997         /s/:  Bernard Freibaum
                            ----------------------------------
                            Bernard Freibaum
                            Executive Vice President and Chief Financial Officer








                                   21 of 21