Form 10-Q
period 1997-06-30
GENERAL GROWTH PROPERTIES INC
filed 1997-08-14
CIK 895648

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997


                         Commission file number 1-11656

                        GENERAL GROWTH PROPERTIES, INC.
                 ---------------------------------------------
             (Exact name of registrant as specified in its charter)


                      Delaware                      42-1283895
            -------------------------------  -----------------------
            (State or other jurisdiction of     (I.R.S. Employer
            incorporation or organization)    Identification Number)


                      55 W. Monroe St., Chicago, IL 60603
                  ------------------------------------------
               (Address of principal executive offices, Zip Code)

                                 (312) 551-5000
                                 ---------------
              (Registrant's telephone number, including area code)


                                     N/A
                                 -----------
     (Former name, former address and former fiscal year, if changed since last report)

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

The number of shares of Common Stock, $.10 par value, outstanding on August 14, 1997 was 34,767,097.

                                   1 of 26

                        GENERAL GROWTH PROPERTIES, INC.

                                     INDEX

PART I   FINANCIAL INFORMATION                                              PAGE
                                                                            NUMBER
         Item 1:  Financial Statements
         Consolidated Balance Sheets
         as of June 30, 1997 and December 31, 1996 ..........................  3

         Consolidated Statements of Operations
         for the three and six months ended June 30, 1997 and 1996...........  4

         Consolidated Statements of Cash Flows
         for the six months ended June 30, 1997 and 1996.....................  5

         Notes to Consolidated Financial Statements..........................  6

         Item 2:  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............. 13

         Company Portfolio Results and Funds from Operations................. 15

         Reconciliation of Company Net Income to Operating Partnership
         Funds from Operations for the three and six months ended June 30
         1997 and 1996....................................................... 17

         Reconciliation of Net Income to Funds from Operations for the three months ended June 30, 1997.................................... 18

         Reconciliation of Net Income to Funds from Operations for the six months ended June 30, 1997.......................................... 19

         Other Portfolio Data for the six months ended June 30, 1997......... 20

         Management's Discussion and Analysis of Homart Portfolio Funds from
         Operations.......................................................... 21

         Reconciliation of GGP/Homart Net Income to GGP/Homart Funds
         from Operations for the three and six months ended June 30, 1997 and 1996............................................................ 23

         General Growth Management, Inc. Statement of Operations for the
         three and six months ended June 30, 1997............................ 24

         Liquidity and Capital Resources of the Company...................... 25

PART II  OTHER INFORMATION

         Item 2:  Changes in Securities...................................... 25

         Item 4:  Submission of Matters to a Vote of Security Holders........ 26

         Item 6:  Exhibits and Reports on Form 8-K........................... 26

         SIGNATURE........................................................... 26

                                   2 of 26

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                        GENERAL GROWTH PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 1997 AND DECEMBER 31, 1996
               (Dollars in thousands, except for share amounts)
                                    ASSETS

                                                                    JUNE 30,
                                                                      1997           DECEMBER 31,
                                                                  (UNAUDITED)            1996
                                                                  -----------         -----------
Investment in real estate:
   Land                                                            $  190,401        $  173,263
   Buildings and equipment                                          1,534,401         1,337,366
   Less accumulated depreciation                                     (210,135)         (188,744)
   Developments in progress                                            50,163            44,439
                                                                   ----------        ----------
      Net property and equipment                                    1,564,830         1,366,324
   Investment in CenterMark                                               -              64,769
   Investment in GGP/Homart                                           198,377           193,270
   Investment in Property Joint Ventures                               43,598            15,077
                                                                   ----------        ----------
      Net investment in real estate                                 1,806,805         1,639,440
Cash and cash equivalents                                               6,489            15,947
Tenant accounts receivable, net                                        26,760            25,384
Deferred expenses, net                                                 32,091            30,078
Investment in and note receivable from General Growth
   Management, Inc.                                                    56,111            37,737
Prepaid and other assets                                                7,631             9,131
                                                                   ----------        ----------
                                                                   $1,935,887        $1,757,717
                                                                   ===========       ==========
                         LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                             $1,293,834        $1,168,522
Notes and contracts payable                                               905               971
Distributions payable                                                  21,969            20,744
Accounts payable and accrued expenses                                  36,912            44,836
                                                                   ----------        ----------
                                                                    1,353,620         1,235,073
                                                                   ----------        ----------
Minority interest in Operating Partnership                            217,072           192,377
                                                                   ----------        ----------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $100 par value; 5,000,000 shares authorized;
      none issued
   Common stock; $.10 par value; 210,000,000 shares authorized;
      30,789,949 shares issued and 30,767,097 outstanding
          (30,789,185 as of 12/31/96)                                   3,079             3,079
   Additional paid-in capital                                         595,822           595,628
   Retained earnings (deficit)                                       (232,683)         (268,440)
   Treasury stock; 31,852 shares held                                  (1,023)              -
                                                                   ----------        ----------
      Total stockholders' equity                                      365,195           330,267
                                                                   ----------        ----------
                                                                   $1,935,887        $1,757,717
                                                                   ==========        ==========


 The accompanying notes are an integral part of these consolidated financial statements.


                                    3 of 26

                        GENERAL GROWTH PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                     Three Months Ended       Six Months Ended
                                                          June 30,                 June 30,
                                                      1997         1996        1997        1996
                                                    ---------   ---------    --------   ---------
Revenues:
  Minimum rents                                    $42,488      $32,927     $81,663     $65,271
  Tenant recoveries                                 23,531       14,513      45,153      30,651
  Percentage rents                                   1,585        1,389       3,658       2,769
  Other                                              1,197          870       2,790       1,934
  Fee income                                           893        1,972       1,758       2,787
                                                   -------      -------    --------    --------
    Total revenues                                  69,694       51,671     135,022     103,412
                                                   -------      -------    --------    --------
Expenses:
  Property operating                                23,735       16,539      45,902      34,540
  Management fees to affiliate                         816          658       1,566       1,325
  General and administrative                           862          758       1,702       1,493
  Depreciation and amortization                     12,013        9,259      23,175      18,400
                                                   -------      -------    --------    --------
    Total expenses                                  37,426       27,214      72,345      55,758
                                                   -------      -------    --------    --------
    Operating income                                32,268       24,457      62,677      47,654

Interest expense, net                              (17,785)     (17,552)    (33,224)    (35,092)
Equity in net income/(loss) of unconsolidated
affiliates:
    CenterMark                                                    1,471                   3,482
    Property Joint Ventures                            311                      638
    GGP/Homart                                       3,627        2,196       5,451       3,887
    General Growth Management, Inc.                   (598)       1,035        (871)      1,486
Net gain on sales                                                            58,647
                                                   -------      -------    --------    --------
Income before extraordinary item and
  allocation to minority interest                   17,823       11,607      93,318      21,417
Income allocated to minority interest               (6,696)      (4,332)    (34,238)     (7,146)
                                                   -------      -------    --------    --------
Income before extraordinary item                    11,127        7,275      59,080      14,271
Extraordinary item (a)                                                         (377)     (2,291)
                                                   -------      -------    --------    --------
    Net income                                     $11,127       $7,275     $58,703     $11,980
                                                   =======       ======     =======     =======

Earnings per share before extraordinary item       $   .36       $  .27     $  1.92     $   .52

Extraordinary item per share                                               (    .01)   (    .08)
                                                   -------       ------     -------     -------
  Net earnings per share                           $   .36       $  .27     $  1.91     $   .44
                                                   =======       ======     =======     =======

(a) Charges related to early retirement of debt.

The accompanying notes are an integral part of these consolidated financial statements.


                                   4 of 26

                        GENERAL GROWTH PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)
                            (Dollars in thousands)




                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                                1997          1996
                                                                                               --------      ------
Cash flows from operating activities:
 Net income                                                                                   $  58,703      $ 11,980
 Adjustments to reconcile net income to net cash provided by operating activities:
   Minority interest                                                                             34,238         7,146
   Net gain on sales                                                                            (58,647)
   Extraordinary items - charges related to early retirement of debt                                377         2,291
   Equity in net income of unconsolidated affiliates                                             (5,218)       (8,855)
   Provision for doubtful accounts                                                                1,562         1,542
   Depreciation                                                                                  21,391        16,444
   Amortization                                                                                   1,784         1,956
 Net changes in:
   Tenant accounts receivable                                                                    (2,937)       (2,007)
   Prepaid and other assets                                                                       1,415        (4,122)
   Accounts payable and accrued expenses                                                        (15,010)         (876)
                                                                                              ---------       -------
       Net cash provided by operating activities                                                 37,658        25,499
                                                                                              ---------       -------
 Cash flows from investing activities:
   Acquisition/development of real estate and improvements and additions to properties         (146,543)      (32,633)
   Increase in investments in unconsolidated real estate affiliates                             (33,407)         (121)
   Change in notes receivable from GGMI                                                         (19,348)           61
   Proceeds from the sale of CenterMark stock                                                   130,500
   Distributions received from CenterMark Properties, Inc.                                                     11,106
   Distributions received from GGP/Homart, Inc.                                                   6,077         4,633
   Increase in deferred expenses                                                                 (3,796)       (6,112)
                                                                                              ---------       -------
       Net cash from investing activities                                                       (66,517)      (23,066)
                                                                                              ---------       -------
 Cash flows from financing activities:
   Cash distributions paid to common stockholders                                               (26,853)      (23,455)
   Cash distributions paid to minority interest                                                 (15,818)      (13,846)
   Payment of stock offering costs                                                                   (3)
   Proceeds from issuance of mortgage and other notes payable                                   187,526       367,212
   Principal payments on mortgage and other notes payable                                      (124,143)     (343,519)
   Purchase of treasury stock                                                                    (1,179)
   Proceeds from exercised options                                                                  248
   Retirement of common stock (net of sale proceeds)                                                             (62)
   Prepayment penalty on early retirement of debt                                                  (377)
   Increase in deferred financing costs                                                                       (1,955)
                                                                                              ---------       -------
      Net cash from financing activities                                                        19,401       (15,625)
                                                                                              ---------       -------
 Net change in cash and cash equivalents                                                         (9,458)      (13,192)
 Cash and cash equivalents at beginning of period                                                15,947        18,298
                                                                                              ---------       -------
 Cash and equivalents at end of period                                                        $   6,489       $ 5,106
                                                                                              =========       =======
 Supplemental disclosure of cash flow information:
       Non-cash investing activities
 Interest paid                                                                                  $43,666       $38,172
 Interest capitalized                                                                           $ 2,718       $ 2,892
 Debt assumed as consideration to seller for purchase of real estate                            $61,863
 Partnership units and common stock issued as consideration for purchase of real estate         $11,490




 The accompanying notes are an integral part of these consolidated financial statements.


                                   5 of 26

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

        On August 8, 1997, the Company completed a follow-on stock offering of 4,000,000 shares of its common stock. The shares were sold through Lehman Brothers, which has a 30 day option to purchase an additional 600,000 shares to cover over-allotments. Net proceeds of $135,600,000 were substantially applied to reduce the outstanding balance on two development loans totaling approximately $113,000,000. The balance of the proceeds will be used for general corporate purposes, including possible future acquisitions and the development of enclosed mall shopping centers.

        OPERATING PARTNERSHIP


        The Operating Partnership commenced operations on April 15, 1993 and as of June 30, 1997, the Company together with the Operating Partnership owned 100% of thirty-four enclosed regional shopping centers (the "Original Centers") and 50% of Quail Springs and Town East, 38.2% of the stock of GGP/Homart, Inc. and a 95% non-voting preferred stock interest in GGMI (see Note 5). GGP/Homart owns interests in twenty-five shopping centers (the "Homart Centers") and one center under development. At June 30, 1997, the Company owned a 63% general partnership interest in the Operating Partnership. Various minority interests own the remaining 37% limited partnership interest.


        The minority interest in the Operating Partnership is held primarily by trusts for the benefit of families of the original stockholders which initially owned and controlled the Company

                                   6 of 26

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

        BASIS OF PRESENTATION

        The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership consisting of the thirty-four centers (the "Original Centers") and the unconsolidated investments in CenterMark Properties, Inc. (through January 2, 1997), GGP/Homart, Inc., GGMI and Quail Springs and Town East (the "Property Joint Ventures").

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

        On June 28, 1996, Westfield U.S. Investments, Pty. Limited exercised its option to acquire the remaining 30% of the outstanding CenterMark stock in two transactions. The first payment in the amount of $87,000 was received on July 1, 1996, and the second payment in the amount of $130,500 was received on January 2, 1997. Proceeds from the first payment were used to repay the remaining balance outstanding on the Company's interim loan facility that was utilized in connection with the acquisition of GGP/Homart (see Note 3). The proceeds received from the second payment were

                                   7 of 26

                        GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands except per share amounts)


        primarily used to repay existing indebtedness (see Note 6).

NOTE 3 GGP/HOMART ACQUISITION

        On December 22, 1995, the Company jointly with four other investors acquired 100% of the stock of GGP/Homart, Inc. ("GGP/Homart") from Sears, Roebuck and Co. The other investors in GGP/Homart are the New York State Common Retirement Fund, the Equitable Life Insurance Company of Iowa, USG Annuity & Life Company and The Trustees of the University of Pennsylvania. The Company acquired 38.2% of GGP/Homart for approximately $179,000 including certain transaction costs. All of the stockholders of GGP/Homart committed to contribute up to $80,000 of additional capital as required, through the end of 1997. As of June 30, 1997, the stockholders had contributed $60,000 of additional capital. GGP/Homart currently owns interests in twenty-five regional shopping malls and one property under development. GGP/Homart elected real estate investment trust status for income tax purposes.

        On October 2, 1996, GGP/Homart opened West Oaks Mall, a new development, located in Ocoee, (Orlando) Florida. GGP/Homart currently has one property under development, Brass Mill Center and Commons. Brass Mill Center and Commons is located in Waterbury, Connecticut, and is scheduled to open on September 17, 1997.

        During the second quarter of 1997, GGP/Homart sold its ownership interest in Eden Prairie Mall to the Company (see Note 4).

        On the following page is summarized financial information for GGP/Homart for the three and six months ended June 30, 1997 and 1996.







                                   8 of 26

                       GENERAL GROWTH PROPERTIES, INC.

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands except per share amounts)

                              GGP/HOMART, INC.
             CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

                      (UNAUDITED, DOLLARS IN THOUSANDS)


                                                Three Months Ended                  Six Months Ended
                                                    June 30,                            June 30,
                                              1997              1996              1997              1996
                                           ---------          --------           --------          --------
Revenues
  Minimum rents                              $24,349           $21,901           $49,189           $43,110
  Tenant recoveries                           12,005             9,546            22,740            18,783
  Percentage rents                               615               838             1,249             1,195
  Other                                          856             1,139             1,563             1,583
                                           ---------          --------           --------          --------
  Total revenues                              37,825            33,424            74,741            64,671

Operating expenses                           (15,475)          (14,346)          (31,510)          (28,700)
Depreciation and amortization                 (6,447)           (5,346)          (12,953)          (10,083)
                                           ---------          --------           --------          --------
  Net operating income                        15,903            13,732            30,278            25,888

Interest expense, net                         (9,867)           (9,380)          (20,695)          (18,290)
Equity in net income of unconsolidated
  real estate affiliates                       2,785             1,404             4,123             2,584
Gain/(loss) on land sale                         735                                 681
Income allocated to minority interest            (66)               (7)             (122)               (7)
                                           ---------          --------           --------          --------

  Net income                                  $9,490            $5,749           $14,265           $10,175
                                           =========          ========           ========          ========



                                   9 of 26

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

        During the second quarter of 1997, the Company also acquired 100% ownership of three other properties, Century Plaza Shopping Center, Southlake Mall and Eden Prairie Mall, and a 50% interest in Town East Mall. Century Plaza Shopping Center located in Birmingham, Alabama was acquired on May 1, 1997 for $31.8 million in cash. Southlake Mall was acquired on June 18, 1997, for a purchase price of $67.0 million. The purchase price consisted of $45.1 million of mortgage debt assumption, $11.5 million (353,537 units) of newly issued Operating Partnership Units, and $10.4 million in cash. Southlake Mall is located in Atlanta, Georgia. The aggregate consideration paid for Eden Prairie Mall located in Minneapolis, Minnesota was $19.9 million. It included the assumption of a $16.8 million mortgage, the payment of $2.0 million in cash and the assumption of $1.1 million of short-term liabilities. On June 11, 1997, the Company acquired a 50% interest in Town East Mall, located in Mesquite, Texas for $56.5 million. The consideration included approximately $27.5 million in cash, the assumption of approximately $27.9 million of mortgage indebtedness and the assumption of $1.1 million in net current liabilities.

        The acquisitions were accounted for utilizing the purchase method and accordingly, the results of operations are included in the Operating Partnership's results of operations from the date of acquisition.

        DEVELOPMENTS
        During 1996, the Company acquired two new development sites located in Iowa City, Iowa, and Grand Rapids, Michigan. The Iowa City site is currently under development and is scheduled to open in the summer of 1998.

NOTE 5  ACQUISITION OF GGMI

        On December 22, 1995, the Company formed GGP Management, Inc. to manage, lease, develop and operate enclosed malls. In August 1996, the Operating Partnership, acting through GGP Management, completed the acquisition of GGMI for approximately $51,500. The Operating Partnership issued approximately $11,600 (453,791 Units) of Operating Partnership Units and sold $39,900 of common stock (1,555,855 shares) to GGP Management in order to acquire GGMI. A loan from the Operating Partnership to GGP Management was used to purchase the Company's common stock. The loan bears interest and is reflected on the consolidated balance sheet. In connection with the acquisition, GGP Management was merged into GGMI at closing. GGMI manages, leases, and performs various other services for the Original Centers, GGP/Homart and other properties owned by unaffiliated parties.

                                    10 of 26

                        GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands except per share amounts)





        On June 16, 1997, GGMI acquired a 220,000 square foot office building in downtown Chicago, Illinois to be used as the new corporate headquarters. The office building will be completely upgraded and retrofitted to create class A office space. GGMI and Company personnel will initially occupy approximately half of the building in April of 1998. The balance of the space will be leased to other tenants.

NOTE 6  MORTGAGE LOANS AND CREDIT FACILITIES

        On January 2, 1997, a portion of the proceeds from the sale of CenterMark were used to repay a $12,597 mortgage on Westwood Mall and to reduce the balance on a non-recourse bridge loan facility from $250,000 to $180,000.

        In addition to the $250,000 non-recourse bridge loan that is collateralized in part by mortgages on seven Original Centers, the Company obtained additional short term unsecured financing. As part of the additional financing, the Company agreed not to encumber four additional Original Centers. As of June 30, 1997 the entire $250,000 non-recourse loan was outstanding and the entire $116,700 of proceeds available under the additional unsecured loan was also outstanding.

NOTE 7  NET GAIN ON SALES

        The net gain on sales relates primarily to the gain on the sale of CenterMark (see Note 2) less additional costs related to prior acquisitions.

NOTE 8  EXTRAORDINARY ITEMS

        The extraordinary items resulted from prepayment costs and unamortized deferred financing costs related to the early extinguishment of mortgage notes payable.

NOTE 9  DISTRIBUTIONS PAYABLE

        On June 24, 1997, the Company declared a cash distribution of $.45 per share that was paid on July 31, 1997, to stockholders of record on July 15, 1997, totaling $13,856. In addition, a distribution of $8,124 was paid to the limited partners of the Operating Partnership.

        On December 17, 1996, the Company declared a cash distribution of $.43 per share that was paid on January 31, 1997, to stockholders of record on December 31, 1996, totaling $13,239. In addition, a distribution of $7,505 was paid to the limited partners of the Operating Partnership.



                                   11 of 26

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


NOTE 11  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         Statement of Financial Accounting Standards No. 128, "Earnings Per Share," revises the disclosure requirements and increases the comparability of EPS data on an international basis by simplifying the existing computational guidelines in APB Opinion No. 15. The pronouncement will require the Company to present both basic and diluted EPS for net income on the face of the income statement and is effective for the Company's fiscal year ending December 31, 1997. The Company believes SFAS No. 128 will not have a material impact on its financial statements.

         In June of 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Under the new reporting and disclosure requirements promulgated in these statements, the Company will adopt the provisions beginning in its fiscal 1998 year.

                                   12 of 26

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As of June 30, 1997, the Company together with the Operating Partnership owned 100% of thirty-four enclosed regional shopping centers (the "Original Centers") and 50% of Quail Springs and Town East, 38.2% of the stock of GGP/Homart, Inc. and a 95% interest in GGMI (see Note 5). GGP/Homart owns interests in twenty-five shopping centers (the "Homart Centers") and one center under development. During 1996 the Company, through the Operating Partnership owned an interest in CenterMark Properties, Inc. (the "CenterMark Centers") (see Note 2). Revenues are primarily derived from fixed minimum rents, percentage rents and recoveries of operating expenses from tenants. Inasmuch as the Company's financial statements reflect the use of the equity method to account for its investments in CenterMark, GGP/Homart, GGMI, Quail Springs and Town East, the discussion of results of operations below relates primarily to the revenues and expenses of the Original Centers. The Original Centers, the CenterMark Centers, the Homart Centers and GGMI are collectively known as the "Company Portfolio". A separate discussion of GGP/Homart's results of operations is presented below (see "Homart Portfolio Results and Funds from Operations" on page
     21).

RESULTS OF OPERATIONS OF THE COMPANY

THREE MONTHS ENDED JUNE 30, 1997 AND 1996

     Total revenues for the second quarter of 1997 were $69.7 million, which represents an increase of $18.1 million or approximately 35.1% from $51.6 million in the second quarter of 1996. Approximately $13.2 million or 72.9% of the increase is from acquisitions completed after June 30, 1996. Improved performance of comparable properties (properties owned at all times during current and prior periods) accounted for the remaining $4.9 million or 27.1% of the increase. Minimum rent for the second quarter of 1997 increased by $9.6 million or 29.2% from $32.9 million in 1996 to $42.5 million. The acquisition of properties generated $8.9 million of the $9.6 million increase in minimum rents. Expansion space, specialty leasing and a combination of occupancy and rental changes at the comparable centers accounted for the remaining increase of $.7 million in minimum rents. Tenant charges increased by $9.0 million or 62.1% from $14.5 million to $23.5 million for the second quarter of 1997. Approximately $5.2 million of the increase is attributable to higher recoverable operating expenses at the comparable malls. The remaining $3.8 million increase was generated by properties which were recently acquired. For the second quarter of 1997 overage rents increased by $.2 million or approximately 14.2% from $1.4 million in 1996. Other revenues increased by approximately $.3 million or 33.3% to $1.2 million for the second quarter of 1997 from $.9 million in 1996. Fee income decreased by $1.2 million due to a non-recurring finance fee in the second quarter of 1996.

     Total expenses, including depreciation and amortization, increased by approximately $10.2 million, from $27.2 million in the second quarter of 1996 to $37.4 million in the second quarter of 1997. For the period ended June 30, 1997, property operating expenses increased by $7.2 million or 43.6% from $16.5 million in 1996 to $23.7 million for the second quarter of 1997. Of this increase new acquisitions accounted for $4.3 million, while comparable centers contributed the remaining $2.9 million. Depreciation and amortization increased by $2.8 million over the same period in 1996. Approximately $.8 million of the $2.8 million increase in depreciation and amortization was generated at comparable centers. The remaining $2.0

                                   13 of 26
     million was from newly acquired properties. Management fees to affiliates and general and administrative expenses together were approximately $.2 million higher than in the second quarter of 1996.

     Net interest expense for the second quarter of 1997 was $17.8 million, an increase of $.2 million or 1.1% from $17.6 million in the second quarter of 1996. The acquisition of new properties was responsible for an increase of approximately a $4.7 million. Interest savings of $4.5 million were generated by lower interest rates as a result of refinancing activities and from the temporary use of the proceeds from the sale of CenterMark to reduce debt.

     Equity in net income of unconsolidated affiliates in the second quarter of 1997 decreased by approximately $1.4 million to $3.3 million in 1997, from $4.7 million in the second quarter of 1996. Approximately $1.5 million of the decrease is attributable to the sale of the Company's interest in CenterMark. The Company's ownership interest in GGMI resulted in a decrease of $1.6 million. Property Joint Ventures (see
     Note 1) and GGP/Homart accounted for increases of $.3 million and $1.4 million, respectively. The results of GGP/Homart's operations are also presented and discussed below (see "Homart Portfolio Results and Funds from Operations" on page 21).

SIX MONTHS ENDED JUNE 30, 1997 AND 1996

     Total revenues for the first half of 1997 were $135.0 million, which represents an increase of $31.6 million or approximately 30.6% from $103.4 million in the first half of 1996. Of this increase approximately $23.1 million is from properties acquired after June 30, 1996. Minimum rent for the first six months of 1997 increased $16.4 million or 25.1% from $65.3 million in 1996 to $81.7 million. Acquisitions after June 30, 1996, generated $15.2 million of the increase. Higher rents at comparable centers accounted for the remaining $1.2 million increase in minimum rents. Tenant recoveries increased by $14.5 million or 47.2% from $30.7 million to $45.2 million for the first six months of 1997. Acquisitions of new properties contributed $7.4 million of the $14.5 million increase. Higher recoverable operating costs at comparable centers generated the remaining $6.6 million of the increase. For the first six months of 1997, overage rents increased by $.9 million or 32.1% from $2.8 million to $3.7 million in 1997. The increase is primarily due to the acquisition of new properties. Other revenues increased $.9 million or 47.4% from $1.9 million to $2.7 million for the first six months of 1997. Fee revenue decreased by $1.0 million due to a $1.2 million non-recurring finance fee in 1996 net of higher fee revenue of $.2 million.

     Total expenses, including depreciation and amortization, increased $16.6 million or 29.6% from $55.7 million in 1996 to $72.3 in the first six months of 1997. For the period ended June 30, 1997, property operating, general and administrative costs and management expenses increased $11.8 million. Of this increase $7.8 million is attributable to the acquisition of new properties. The remaining $4.0 million is from higher
     operating expenses at comparable properties.   Depreciation and
     amortization increased $4.8 million from $18.4 million in the first six months of 1996 to $23.2 million in 1997. Of this increase $3.1 million is attributable to new acquisitions. Comparable centers accounted for the remaining $1.7 million increase in depreciation and amortization.


                                   14 of 26

     Interest expense for the first six months of 1997 was $33.2 million, a decrease of $1.9 million or 5.4% from $35.1 million during the same period in 1996. The acquisition and development of new properties was responsible for a $7.2 million increase. Interest savings due to lower interest rates on refinancing activity and reduced debt levels from the use of the CenterMark sale proceeds accounted for a $9.1 million decrease in interest expense.

     Equity in net income of unconsolidated affiliates in the first six months of 1997 decreased by approximately $3.6 million to $5.2 million in 1997, from $8.8 million in the first six months of 1996. Approximately $3.5 million of the decrease is attributable to the sale of the Company's interest in CenterMark. The Company's ownership in GGMI resulted in a decrease of $2.4 million. The Property Joint Ventures (see Note 1) and GGP/Homart accounted for increases of $.6 million and $1.7 million, respectively. The results of GGP/Homart's operations are also presented and discussed below (see "Homart Portfolio Results and Funds from Operations" on page 20).

     COMPANY PORTFOLIO RESULTS AND FUNDS FROM OPERATIONS

     In order to portray the various direct and indirect sources of the Company's Funds from Operations in a similar and useful manner, the Company Portfolio results and Funds from Operations depicted below reflect the applicable ownership percentage of the revenues and expenses of the Original Centers and GGMI combined with the Company's share of CenterMark's and GGP/Homart's portfolio results. The Company Portfolio results are a line item pro rata consolidation of the applicable ownership percentage of the revenues and expenses of the Original Centers and GGMI, with the Company's share of the comparable revenue and expenses of the wholly owned CenterMark Centers and Homart Centers and the Company's share of CenterMark's and GGP/Homart's various percentage interests of the revenues and expenses of the centers that are owned in part by unaffiliated joint venture partners. Interest expense and general and administrative costs that relate to the acquisition, management and oversight of the Company's ownership of CenterMark and GGP/Homart are charged entirely against the Company's direct operations. These expenses cannot be charged on CenterMark's and GGP/Homart's financial statements because the other shareholders in CenterMark and GGP/Homart are not affiliated with the Company.


     The National Association of Real Estate Investment Trusts ("NAREIT") defines Funds from Operations as net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. In calculating its Funds from Operations, the Company also excludes non-cash straight line rent and gains on land sales, if any. The NAREIT definition of Funds from operations does not exclude the aforementioned items. Funds from Operations does not represent cash generated from operating activites in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

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





                                   15 of 26


                                        THREE MONTHS                     SIX MONTHS
                                            ENDED            % OF          ENDED       % OF
  NET OPERATING INCOME BY PORTFOLIO     JUNE 30, 1997        TOTAL     JUNE 30, 1997   TOTAL
                                        -------------  ------------  -------------   ------
Original Centers and GGMI                     $46,089        80.08%       $ 88,790    80.16%
38.2% of GGP/Homart (a)                       $11,463        19.92%       $ 21,980    19.84%
                                        -------------  ------------  -------------   ------
Company Portfolio Net Operating Income        $57,552       100.00%       $110,770   100.00%
                                        =============       ======   =============   ======

     (a) Reflects the Company's share of GGP/Homart's Net Operating Income, including GGP/Homart's share of Net Operating Income from joint ventures.  (See
         Note 3)

    The Company Portfolio results and funds from operations reflected below for the three and six months ended June 30, 1997 and 1996 do not purport to project results for any future period. For 1996, the Company Portfolio results include the Company's share of the CenterMark Centers results.


                                   16 of 26

                   RECONCILIATION OF COMPANY NET INCOME TO
                 OPERATING PARTNERSHIP FUNDS FROM OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                       (Dollars in thousands - Unaudited)

                                                          Three Months Ended                      Six Months Ended
                                                                June 30,                               June 30,
                                                          1997          1996                       1997        1996
                                                          ------------------                      -------------------

GAAP Net income (see page 4)                              $ 11,127   $ 7,275                      $58,703     $11,980
Extraordinary item (a)                                                                                377       2,291
Allocations to Operating Partnerships unitholders            6,696     4,279                       34,238       7,071
Net gain on sales                                             (281)                               (58,907)
Straight-line rent (included in GAAP net income, so
   it must be deducted in order to reconcile to FFO)        (1,137)   (1,561)                      (2,492)     (3,019)
Depreciation and amortization of real estate costs          16,751    15,681                       32,356      31,086
                                                          ------------------                      -------------------
Operating Partnership Funds From Operations (See below)   $ 33,156   $25,674                      $64,275     $49,409
                                                          ==================                      ===================


                          COMPANY PORTFOLIO RESULTS
           (In thousands, except for per share amounts - Unaudited)

                                                           Three Months Ended                     Six Months Ended
                                                                 June 30,                               June 30,
                                                         1997               1996                1997                1996
                                                      ----------         ----------          ----------          ----------
Revenues
   Minimum rents (b)                                    $ 54,988           $ 51,076           $ 105,939            $101,420
   Tenant recoveries                                      29,847             23,672              57,463              48,843
   Percentage rents                                        1,922              1,839               4,339               3,974
   Other                                                   1,904              1,133               3,822               2,707
   Fees                                                   15,864              7,504              30,831              12,721
                                                        --------           --------           ---------            --------
     Total revenues                                     $104,525           $ 85,224           $ 202,394            $169,665
Operating expenses (c)                                   (46,112)           (33,509)            (89,923)            (68,289)
General and administrative                                  (861)              (758)             (1,701)             (1,493)
                                                        --------           --------           ---------            --------
   Net operating income                                   57,552             50,957             110,770              99,883
Interest expense, net                                    (24,396)           (25,283)            (46,495)            (50,474)
                                                        --------           --------           ---------            --------
Operating Partnership Funds From Operations (See above) $ 33,156           $ 25,674           $  64,275            $ 49,409

Less:  FFO allocable to Operating
       Partnership unitholders                          $ 12,268           $  9,531           $  23,678            $ 18,341
                                                        --------           --------           ---------            --------
Company Funds From Operations                           $ 20,888           $ 16,143           $  40,597            $ 31,068
                                                        ========           ========           =========            ========
FFO per share                                           $    .68           $    .59           $    1.32            $   1.14
                                                        ========           ========           =========            ========




(a)    Charges related to early retirement of debt.

(b) Excluding straight-line rents for the three and six months ended June 30, 1997 and 1996 of $1,137, $1,561 and $2,492 and $3,019, respectively.

(c) Excluding depreciation and amortization of capitalized real estate costs other than financing fees/costs.



                                   17 of 26

            RECONCILIATION OF NET INCOME TO FUNDS FROM OPERATIONS
                    FOR THE THREE MONTHS ENDED JUNE 30, 1997
                       (Dollars in thousands - Unaudited)

                                                                    Original        GGP/
                                                                     Centers       Homart          GGMI          Total
                                                                    --------       --------       -------       --------
GAAP Net income (see page 4)                                        $ 9,236         $ 2,264       $ (373)       $ 11,127
Allocations to Operating Partnership unitholders                      5,558           1,363         (225)          6,696
Net gain on sales                                                                      (281)                        (281)
Straight-line rent (included in GAAP net income, so
  it must be deducted in order to reconcile to FFO)                    (824)           (313)                      (1,137)
Depreciation and amortization of real estate costs                   12,198           3,566          987          16,751
                                                                    -------         -------       ------        --------
Operating Partnership Funds From Operations (See below)             $26,168         $ 6,599       $  389        $ 33,156
                                                                    =======         =======       ======        ========


                    BREAKDOWN OF COMPANY PORTFOLIO RESULTS
           (In thousands, except for per share amounts - Unaudited)



                                       Original        GGP/
                                        Centers       Homart          GGMI          Total
                                       --------       --------       -------       --------
Revenues
  Minimum rents (b)                   $ 42,344        $ 12,644                     $ 54,988
  Tenant recoveries                     24,162           5,685                       29,847
  Percentage rents                       1,633             289                        1,922
  Other                                  1,506             398                        1,904
  Fees                                     892                        14,972         15,864
                                       -------        --------       -------       --------
    Total revenues                      70,537          19,016        14,972        104,525
Operating expenses (c)                 (25,448)         (7,553)      (13,111)       (46,112)
General and administrative                (861)                                        (861)
                                       -------        --------       -------       --------
  Net operating income                  44,228          11,463         1,861         57,552

Interest expense, net                  (18,060)         (4,864)       (1,472)       (24,396)
                                       -------         --------      -------       --------
Operating Partnership Funds From
   Operations (See above)              $26,168         $ 6,599       $   389       $ 33,156
                                       =======         =======       =======       ========

Funds From Operations per share/unit                                               $   0.68
                                                                                   ========

(a)  Charges related to early retirement of debt.
(b) Excluding straight-line rent for the three months ended June 30, 1997 of $1,137.
(c) Excluding depreciation and amortization of capitalized real estate costs other than financing fees/costs.







                                   18 of 26

            RECONCILIATION OF NET INCOME TO FUNDS FROM OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 1997
                       (Dollars in thousands - Unaudited)

                                                      Original       GGP/
                                                      Centers       Homart             GGMI            Total
                                                     ---------     ---------          -------         --------

GAAP Net income (see page 4)                          $ 55,809       $ 3,443         $ (549)           $ 58,703
Extraordinary item (a)                                     377                                              377
Allocations to Operating Partnership unitholders        32,552         2,008           (322)             34,238
Net gain on sales                                      (58,647)         (260)                           (58,907)
Straight-line rent (included in GAAP net income,
   so it must be deducted in order to
   reconcile to FFO)                                    (1,952)         (540)                            (2,492)
Depreciation and amortization of real estate costs      23,428         7,219          1,709              32,356
                                                      --------       -------         ------             -------
Operating Partnership Funds From Operations           $ 51,567       $11,870         $  838             $64,275
  (See below)                                         ========       =======         ======             =======


                     BREAKDOWN OF COMPANY PORTFOLIO RESULTS
           (In thousands, except for per share amounts - Unaudited)



                               Original       GGP/
                               Centers       Homart             GGMI            Total
                             ---------     ---------          -------         -----------
Revenues
  Minimum rents (b)           $ 81,119     $  24,820        $     -           $   105,939
  Tenant recoveries             46,126        11,337              -                57,463
  Percentage rents               3,744           595              -                 4,339
  Other                          3,121           701              -                 3,822
  Fees                           1,758           -             29,073              30,831
                             ---------     ---------          -------         -----------
    Total revenues             135,868        37,453           29,073             202,394
Operating expenses (c)         (48,917)      (15,473)         (25,533)            (89,923)
General and administrative      (1,701)          -                -                (1,701)
                             ---------     ---------          -------         -----------
    Net operating income        85,250        21,980            3,540             110,770

Interest expense, net          (33,683)      (10,110)          (2,702)            (46,495)
                             ---------     ---------          -------         -----------
Operating Partnership
  Funds From Operations
  (See above)                $  51,567     $  11,870          $   838         $    64,275
                             =========     =========          =======         ===========
Funds From Operations
  per share/unit                                                              $      1.32
                                                                              ===========


(a) Charges related to early retirement of debt.
(b) Excluding straight-line rent for the six months ended June 30, 1997 of $2,492.
(c) Excluding depreciation and amortization of capitalized real estate costs other than financing fees/costs.



                                    19 of 26

                         OTHER COMPANY PORTFOLIO DATA
             AS OF AND/OR FOR THE SIX MONTHS ENDED JUNE 30, 1997
        (In thousands, except for per square foot amounts, unaudited)




                                        Original                  GGP/                  Total or
                                        Centers(a)              Homart(a)               Average
                                       -------------           -----------           ------------
Occupancy of centers not
under redevelopment                       82.4%                  85.8%                  83.8%

Tenant allowances                      $  5,091               $  5,643              $  10,734
Annualized sales per sq. ft.           $    243               $    292              $     268
Average rent per sq. ft.
  for new/renewal leases               $  20.94               $  31.75              $   27.82
Average rent per sq. ft.
  for expiring leases                  $  16.68               $  24.94              $   19.46
% change in total sales                    4.0%                  10.7%                   7.7%


(a) Data is for 100% of the non-anchor GLA in each portfolio, including those centers that are owned in part by unaffiliated joint venture partners.


                            COMPANY PORTFOLIO DEBT
              MATURITY AND CURRENT AVERAGE INTEREST RATE SUMMARY
                              AS OF JUNE 30, 1997
                       (Dollars in Thousands, unaudited)


                                                                                                            Company
                                          Original Centers                  GGP/Homart(a)                 Portfolio Debt
                                       -------------------------     -------------------------       -------------------------
                                                         Current                       Current                         Current
                                         Maturing        Average      Maturing         Average        Maturing         Average
Year                                     Amount           Rate         Amount           Rate           Amount            Rate
                                       ----------       --------     --------          -------       ----------        -------
1997                                   $  423,261         6.91%           -               -          $  423,261          6.91%
1998                                      129,309         7.12%        27,984           6.83%           157,293          7.07%
1999                                      112,357         8.79%       123,042           7.39%           235,399          8.06%
2000                                          -             -          33,485           7.31%            33,485          7.31%
Subsequent                                665,147         7.12%       153,376           7.46%           818,523          7.18%
                                       ----------         -----      --------           -----        ----------          -----

Totals                                 $1,330,074         7.19%      $337,887           7.37%        $1,667,961          7.23%
                                       ==========         =====      ========           =====        ==========          =====
Floating Rate                          $  479,266         6.78%      $130,218           7.36%        $  609,484          6.90%
Fixed Rate                                850,808         7.43%       207,669(b)        7.37%         1,058,477          7.41%
                                       ----------         -----      --------           -----        ----------          -----

Totals                                 $1,330,074         7.19%      $337,887           7.37%        $1,667,961          7.23%
                                       ==========         =====      ========           =====        ==========          =====

(a) GGP/Homart debt reflects the Operating Partnership's share of its total portfolio debt.
(b) Includes $34,381 of floating rate debt with a 9% cap on the all-in rate through maturity in December 1998.


                                    20 of 26

    HOMART PORTFOLIO RESULTS AND FUNDS FROM OPERATIONS

     GGP/Homart owns 100% of 14 retail properties and has various percentage interests in 11 other retail properties. As required by generally accepted accounting principles, GGP/Homart uses the equity method to account for its investments in joint venture properties that are not eligible for consolidation. The Company Portfolio results and Funds from Operations reflected above include the Company's share of GGP/Homart's Funds from Operations. In order to portray the sources of GGP/Homart's Funds from Operations in a similar and useful manner, the "Homart Portfolio" results presented below comprise 100% of the revenues and expenses of the wholly owned Homart Centers and GGP/Homart's various percentage interests of the revenues and expenses of Homart Centers that are owned in part by unaffiliated joint venture partners.

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

    MANAGEMENT'S DISCUSSION AND ANAYLSIS OF THE HOMART PORTFOLIO'S FUNDS FROM OPERATIONS (Dollars in thousands)

    THREE MONTHS ENDED JUNE 30, 1997 AND 1996

    Total revenue for the second quarter of 1997 increased $5.1 million or 11.4% to $49.8 million from $44.7 million in 1996. Minimum rents accounted for $4.4 million of the $5.1 million increase in total revenues. Minimum rent increased 15.4% or $4.4 million to $33.0 million for the quarter ended June 30, 1997. The development of West Oaks accounted for approximately $2.1 million of the $4.4 million increase in minimum rents. The improved performance of comparable properties accounted for the remaining increase in minimum rent of $2.3 million. Tenant recoveries increased 8.8% from $13.7 million in 1996 to $14.9 million in 1997. The development and increased ownership of properties generated $1.1 million of the increase in tenant recoveries. During the second quarter of 1997, percentage rents decreased $.2 million to $.8 million and other revenues decreased $.3 million to $1.1 million from $1.4 million in 1996.

    Operating expenses were $19.8 million for the second quarter of 1997 up from $19.2 million in 1996, an increase of 3.1% or $.6 million. The development and increased ownership of properties accounted for an increase of $1.0 million.


                                    21 of 26

    Net interest expense increased $.2 million or 1.6% from $12.5 million in the second quarter of 1996 to $12.7 million. Approximately $1.2 million of the increase is attributable to the development of a new property. The $1.0 million in interest savings was due to lower floating interest rates and the refinancing of floating rate loans to fixed rate loans at several properties.

    The aforementioned changes generated a $4.3 million or 33.1% increase in Funds from Operations from $13.0 million to $17.3 million.

    SIX MONTHS ENDED JUNE 30, 1997 AND 1996

    Total revenues for the first half of 1997 increased $9.1 million or 10.2% from $88.9 million to $98.0 million. Approximately $7.7 million of the increase is from the development of West Oaks Mall and increased ownership in Vista Ridge Mall. Improved performance of comparable centers accounted for the remaining increase of $1.4 million. Minimum rent increased 12.8% or $7.4 million from $57.5 million to $64.9 million for the six month period. Of the $7.4 million, development and increased ownership of properties contributed $4.7 million, while the comparable centers accounted for the remaining $2.7 million or 36.4% of the increase. Tenant recoveries increased $1.8 million or 6.5% to $29.7 million from $27.9 million for the six month period. Other revenues decreased $.1 million or 5.5% from $2.0 to $1.9 million for the first six months of 1997.

    Operating expenses were $40.5 million, an increase of $1.1 million from $39.4 million in 1996. This increase is primarily the result of the new development and increased ownership of properties.

    Net interest expense increased $1.6 million from $24.8 million for the six months of 1996 to $26.4 million. Approximately $2.0 million is attributable to the new development and increased ownership of properties. The $.4 million interest savings is from lower floating interest rates and the refinancing of loans at several properties. The aforementioned changes generated a $6.3 million of 25.4% increase in Funds from Operations for the frist six months of 1997 from $24.8 million to $31.1 million.


                                   22 of 26

 RECONCILIATION OF GGP/HOMART NET INCOME TO GGP/HOMART FUNDS FROM OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                      (Dollars in thousands - Unaudited)



                                                  Three Months Ended                             Six Months Ended
                                             June 30,            June 30,               June 30,                  June 30,
                                              1997                 1996                  1997                      1996
                                           ------------         ------------         --------------              -----------

GGP/Homart GAAP net income (a)              $  9,490               $ 5,749              $ 14,265                   $ 10,175
Gain on land sale                               (735)                                       (681)
Straight-line rent not included in FFO          (820)               (1,320)               (1,414)                    (2,310)
Depreciation and amortization -
   real estate                                 9,333                 8,574                 18,894                    16,887
                                            --------               -------              ---------                  --------
GGP/Homart Funds From Operations
   (See below)                              $ 17,268               $13,003              $  31,064                  $ 24,752
                                            ========               =======              =========                  ========

Operating Partnership's share (38.2%) of    $  6,599               $ 4,969              $  11,870                  $  9,458
  GGP/Homart FFO (See below)                ========               =======              =========                  ========



                         GGP/HOMART PORTFOLIO RESULTS
            (In thousands, except for per share amounts - Unaudited)



                                              Three Months Ended                             Six Months Ended
                                       June 30,            June 30,               June 30,                 June 30,
                                        1997                 1996                  1997                      1996
                                    ------------         ------------         --------------              -----------
Revenues
  Minimum rents (b)                 $     33,089         $     28,624         $       64,956              $    57,575
  Tenant recoveries                       14,879               13,668                 29,671                   27,853
  Percentage rents                           757                1,003                  1,558                    1,543
  Other                                    1,043                1,357                  1,836                    1,998
                                    ------------         ------------         --------------              -----------
          Total revenues                  49,768               44,652                 98,021                   88,969

Operating expenses (c)                   (19,771)             (19,199)               (40,498)                 (39,374)
                                    ------------         ------------         --------------              -----------
  Net operating income                    29,997               25,453                 57,523                   49,595

Interest expense, net                    (12,729)             (12,450)               (26,459)                 (24,843)
                                    ------------         ------------         --------------              -----------
GGP/Homart Funds From Operations
   (See above)                      $     17,268         $     13,003                 31,064                   24,752
                                    ============         ============         ==============              ===========
Operating Partnership's
share (38.2%) of GGP/Homart FFO
   (See above)                      $      6,599         $      4,969         $       11,870              $     9,458
                                    ============         ============         ==============              ===========



(a) The Operating Partnership's share (38.2%) of GGP/Homart's net income is reflected as equity in net income of unconsolidated real estate affiliates on the Company's Consolidated Statements of Operations (see Page 4 above).
(b)     Excluding straight-line rents for the three and six months ended
        June 30, 1997 and 1996 of $820 and $1,320, $1,414 and $2,310,
        respectively.
(c) Excluding depreciation and amortization of capitalized real estate costs other than financing fees/costs.




                                   23 of 26

  GGMI

In December 1995, the Company formed GGP Management, Inc. to manage, lease, develop and operate enclosed regional malls. In August 1996 the Company acquired GGMI for approximately $51.5 million in common stock and operating partnership units. GGP Management was merged into GGMI as a result of the acquisition. As required by generally accepted accounting principles, the Company accounts for its ownership interest in GGMI using the equity method as the Company owns 95% of GGMI through non-voting preferred stock. The 5% minority interest is owned by five key employees who hold 100% of the common stock with voting rights. Due to the currently unpaid and accrued preferences on the preferred stock, the Company effectively earned 100% of the income generated by GGMI from the date of acquisition through June 30, 1997. The operating results of GGMI are included in the Company Portfolio Results. GGMI manages, leases, and performs various other services for the Original Centers, the Homart Centers and other properties owned by unaffiliated parties. The following schedule reflects the revenues and expenses related to the operations of GGMI for the three and six months ended June 30, 1997 and 1996.


                      GENERAL GROWTH  MANAGEMENT, INC.
                           STATEMENT OF OPERATIONS
          FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1997 and 1996
                          (UNAUDITED, IN THOUSANDS)


                                                            Three Months Ended                Six Months Ended
                                                         June 30,         June 30,        June 30,         June 30,
                                                         1997(a)            1996            1997             1996
                                                         --------         --------        --------         --------
Revenues
  Management, leasing and development service            $ 14,972         $ 5,262         $ 29,073         $ 9,888

Expenses
  Operating expense                                       (13,111)         (4,228)         (25,533)         (8,403)
                                                         --------         -------         --------         -------

Net operating income                                        1,861           1,034            3,540           1,485

Interest expense, net (on loan from the Company)           (1,472)                          (2,702)
                                                         --------         -------         --------         -------

GGMI Funds From Operations                               $    389         $ 1,034         $    838         $ 1,485
                                                         ========         =======         ========         =======


(a) For three months ended June 30, 1997, the combined revenues and expenses of GGMI and the former GGP Management, Inc. are reflected.
(b) For the six months ended June 30, 1996, only GGP Management, Inc. revenues and expenses are included.



                                   24 of 26

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

The Company uses operating cash flow as the principal source of funding for recurring capital expenditures such as tenant construction allowances and minor improvements made to individual properties that are not recoverable through common area maintenance charges to tenants. Funding alternatives for acquisitions, new development, expansions and major renovation programs at individual centers include construction loans, mini-permanent loans, long-term project financing, additional property level or Company level equity investments, unsecured Company level debt or secured loans collateralized by individual shopping centers. The Company expects to close on a new $200 million unsecured credit facility prior to August 31, 1997. Said facility will provide all of the funds necessary to complete the development of Coralville Mall in Iowa City, Iowa and to fund all other non-recurring capital expenditures that are currently being contemplated and/or evaluated.

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

PART II  OTHER INFORMATION
ITEM 2.  CHANGES IN SECURITIES

(c) On June 19, 1997, the Operating Partnership acquired in a negotiated transaction, Southlake Mall, located in Morrow (Atlanta), Georgia from CA Southlake Investors, Ltd., a Georgia limited partnership, and Metropolitan Life Insurance Company. The consideration consisted of approximately $10.4 million in cash, 353,537 redeemable units of limited partnership interest in the Operating Partnership and the assumption of approximately $45.1 million of mortgage debt. The units of limited partnership interest were issued solely to CA Southlake Investors, Ltd., in a private placement transaction which is exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended (the "Act"), and the rules promulgated thereunder, including, without limitation, Rule 506 of the Act. The units of limited partnership interest are redeemable on a one-for-one basis, at any time after June 19, 1998, for shares of the Company's Common Stock.

                                   25 of 26

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its Annual Meeting of Stockholders held on May 15, 1997, the Company presented to the stockholders the re-election of Morris Mark and Robert
Michaels as Directors, the approval of an amendment to the Company's Amended and Restated Certificate of Incorporation, as amended, to increase the number of authorized shares of Common Stock from 70,000,000 to 210,000,000, the approval of an amendment to the Company's 1993 Stock Incentive Plan to increase the nuber of shares available for issuance thereunder to 3,000,000 and the ratification of the reappointment of Coopers & Lybrand L.L.P. as Independent Auditors. A total of 30,791,185 shares were eligible to vote on each matter presented at the Annual Meeting, all of which were approved by the following votes of stockholders:

                                                                      Number
                                                                     of Shares
          Matter                                      For             Against           Abstain

1.  (a)  Re-elect Morris Mark                      21,622,340         121,080
    (b)  Re-elect Robert Michaels                  21,622,340         121,080

2.  Amendment to Certificate of Incorporation      17,925,554       3,788,713             29,153

3.  Amendment to 1993 Stock Incentive Plan         14,539,568       7,164,622             39,230

4.  Reappointment of Coopers & Lybrand L.L.P.
    as Independent Auditors                        21,690,011          39,375             14,035


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - Not applicable

(b) Reports on Form 8-K

The Company filed a current report on Form 8-K dated June 19, 1997. The 8-K reported item 2 - acquisition or disposition of assets and item 5 - other events.



                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                        GENERAL GROWTH PROPERTIES, INC.


Date:  August 14, 1997  /s/:  Bernard Freibaum
                        -----------------------------------------------------
                        Bernard Freibaum
                        Executive Vice President and Chief Financial Officer



                                   26 of 26