Form 10-Q
period 1997-09-30
GENERAL GROWTH PROPERTIES INC
filed 1997-11-14
CIK 895648

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q

           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1997


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


                                     N/A
                                ------------
            (Former name, former address and former fiscal year,
                        if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


          YES      X                   NO
              ---------------             ---------------

The number of shares of Common Stock, $.10 par value, outstanding on November 14, 1997 was 35,665,956.




                                   1 of 27

                       GENERAL GROWTH PROPERTIES, INC.

                                    INDEX



PART I   FINANCIAL INFORMATION                                                  PAGE
                                                                               NUMBER
                                                                               ------
         Item 1:  Financial Statements

         Consolidated Balance Sheets
         as of September 30, 1997 and December 31, 1996 .........................  3

         Consolidated Statements of Operations for the three and
         nine months ended September 30, 1997 and 1996...........................  4

         Consolidated Statements of Cash Flows
         for the nine months ended September 30, 1997 and 1996...................  5

         Notes to Consolidated Financial Statements..............................  6

         Item 2:  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.................. 14

         Company Portfolio Results and Funds from Operations..................... 16

         Reconciliation of Company Net Income to Operating Partnership Funds from
         Operations for the three and nine months ended September 30, 1997 and
         1996.................................................................... 18

         Reconciliation of Net Income to Funds from Operations for the three months ended September 30, 1997......................................... 19

         Reconciliation of Net Income to Funds from Operations for the nine months ended September 30, 1997......................................... 20

         Other Portfolio Data for the nine months ended
         September 30, 1997...................................................... 21

         Management's Discussion and Analysis of Homart Portfolio Funds from
         Operations.............................................................. 22

         Reconciliation of GGP/Homart Net Income to GGP/Homart Funds from
         Operations for the three and nine months ended
         September 30, 1997 and 1996............................................. 24

         General Growth Management, Inc. Statement of Operations for the three and nine months ended September 30, 1997................................ 25

         Liquidity and Capital Resources of the Company.......................... 26

PART II  OTHER INFORMATION
         Item 2:  Changes in Securities.......................................... 27

         Item 6:  Exhibits and Reports on Form 8-K............................... 27

         SIGNATURE............................................................... 27




                                    2 of 27

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS




                        GENERAL GROWTH PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS
             SEPTEMBER 30, 1997 AND DECEMBER 31, 1996 (UNAUDITED)
               (Dollars in thousands, except for share amounts)

                                                              ASSETS
                                                                                     SEPTEMBER 30,        DECEMBER 31,
                                                                                          1997                1996
                                                                                    --------------       --------------
Investment in real estate:
   Land                                                                             $      190,415       $      173,263
   Buildings and equipment                                                               1,551,803            1,337,366
   Less accumulated depreciation                                                          (221,783)            (188,744)
   Developments in progress                                                                 57,123               44,439
                                                                                    --------------       --------------
      Net property and equipment                                                         1,577,558            1,366,324
   Investment in CenterMark                                                                    -                 64,769
   Investment in GGP/Homart                                                                201,886              193,270
   Investment in Property Joint Ventures                                                    88,531               15,077
                                                                                    --------------       --------------
      Net investment in real estate                                                      1,867,975            1,639,440
Cash and cash equivalents                                                                    6,121               15,947
Tenant accounts receivable, net                                                             29,804               25,384
Deferred expenses, net                                                                      34,326               30,078
Investment in and note receivable from General Growth
   Management, Inc.                                                                         61,575               37,737
Prepaid and other assets                                                                    44,589                9,131
                                                                                    --------------       --------------
                                                                                    $    2,044,390       $    1,757,717
                                                                                    ==============       ==============
                                               LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes payable                                                              $    1,237,137       $    1,168,522
Notes and contracts payable                                                                    804                  971
Distributions payable                                                                       24,267               20,744
Accounts payable and accrued expenses                                                       36,017               44,836
                                                                                    --------------       --------------
                                                                                         1,298,225            1,235,073
                                                                                    --------------       --------------
Minority interest in Operating Partnership                                                 252,669              192,377
                                                                                    --------------       --------------
Commitments and contingencies
Stockholders' equity:
   Preferred stock, $100 par value; 5,000,000 shares authorized;
      none issued
   Common stock; $.10 par value; 210,000,000 shares authorized;
      35,753,708 shares issued and 35,665,956 outstanding
          (30,789,185 as of 12/31/96)                                                        3,575                3,079
   Additional paid-in capital                                                              762,183              595,628
   Retained earnings (deficit)                                                            (269,304)            (268,440)
   Treasury stock; 87,752 shares held                                                       (2,958)                 -
                                                                                    --------------       --------------
      Total stockholders' equity                                                           493,496              330,267
                                                                                    --------------       --------------
                                                                                    $    2,044,390       $    1,757,717
                                                                                    ==============       ==============

The accompanying notes are an integral part of these consolidated financial statements.

                                   3 of 27

                        GENERAL GROWTH PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)
                (Dollars in thousands, except per share amounts)

                                                             Three Months Ended                         Nine Months Ended
                                                                September 30,                              September 30,
                                                           1997                1996                  1997                 1996
                                                      -------------       -------------          ------------       -------------
Revenues:
  Minimum rents                                       $      43,405       $      33,359          $    125,068       $      98,630
  Tenant recoveries                                          25,067              15,353                70,220              46,004
  Percentage rents                                            2,197               1,121                 5,855               3,890
  Other                                                       1,820                 955                 4,610               2,889
  Fee income                                                  1,710                 782                 3,468               3,569
                                                      -------------       -------------          ------------       -------------
    Total revenues                                           74,199              51,570               209,221             154,982
                                                      -------------       -------------          ------------       -------------
Expenses:
  Property operating                                         25,830              15,114                71,732              49,654
  Management fees to affiliate                                  875                 253                 2,441               1,578
  General and administrative                                    807                 801                 2,509               2,294
  Depreciation and amortization                              12,661               9,728                35,836              28,128
                                                      -------------       -------------          ------------       -------------
    Total expenses                                           40,173              25,896               112,518              81,654
                                                      -------------       -------------          ------------       -------------
    Operating income                                         34,026              25,674                96,703              73,328

Interest expense, net                                       (18,318)            (15,045)              (51,542)            (50,137)
Equity in net income/(loss) of unconsolidated
affiliates:
    CenterMark                                                    -               2,868                     -               6,350
    Property Joint Ventures                                     444                   -                 1,082                   -
    GGP/Homart                                                7,272               1,878                12,723               5,765
    General Growth Management, Inc.                           1,016                (920)                  145                 566
Net gain on sales                                                 -              43,820                58,647              43,820
                                                      -------------       -------------          ------------       -------------
Income before extraordinary item and
  allocation to minority interest                            24,440              58,275               117,758              79,692
Income allocated to minority interest                        (8,458)            (21,608)              (42,696)            (28,754)
                                                      -------------       -------------          ------------       -------------
Income before extraordinary item                             15,982              36,667                75,062              50,938
Extraordinary item (a)                                         (695)                  -                (1,072)             (2,291)
                                                      -------------       -------------          ------------       -------------
    Net income                                        $      15,287       $      36,667          $     73,990       $      48,647
                                                      =============       =============          ============       =============


Earnings per share before extraordinary item          $         .48       $        1.33          $       2.37       $        1.85
Extraordinary item per share                                   (.02)                -                    (.03)               (.08)
                                                      -------------       -------------          ------------       -------------
  Net earnings per share                              $         .46       $        1.33          $       2.34       $        1.77
                                                      =============       =============          ============       =============

  (a) Charges related to early retirement of debt.


The accompanying notes are an integral part of these consolidated financial statements.


                                   4 of 27

                        GENERAL GROWTH PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
            FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                  (UNAUDITED)
                            (Dollars in thousands)

                                                                                                   Nine Months Ended
                                                                                                      September 30,
                                                                                                 1997                1996
                                                                                             ------------        ------------
Cash flows from operating activities:
     Net income                                                                              $     73,990        $     48,647
     Adjustments to reconcile net income to net cash provided by operating activities:
           Minority interest                                                                       42,696              28,754
           Net gain on sales                                                                      (58,647)            (43,821)
           Extraordinary items - charges related to early retirement of debt                        1,072               2,291
           Equity in net income of unconsolidated affiliates                                      (13,950)            (12,681)
           Provision for doubtful accounts                                                          2,357               1,978
           Depreciation                                                                            33,041              24,885
           Amortization                                                                             2,795               3,243
     Net changes in:
           Tenant accounts receivable                                                              (6,777)             (6,946)
           Prepaid and other assets                                                               (35,680)             (4,207)
           Accounts payable and accrued expenses                                                  (15,905)                188
                                                                                             ------------        ------------
                   Net cash provided by operating activities                                       24,992              42,331
                                                                                             ------------        ------------

Cash flows from investing activities:
     Acquisition/development of real estate and improvements and additions to properties         (170,920)            (64,730)
     Increase in investments in unconsolidated real estate affiliates                             (83,464)            (13,316)
     Change in notes receivable from General Growth Management, Inc.                              (23,796)             (2,362)
     Proceeds from the sale of CenterMark stock                                                   130,500              87,000
     Distributions received from CenterMark Properties, Inc.                                            -              15,616
     Distributions received from GGP/Homart, Inc.                                                  15,572               9,037
     Increase in deferred expenses                                                                 (5,764)             (8,530)
                                                                                             ------------        ------------
                   Net cash from investing activities                                            (137,872)             22,715
                                                                                             ------------        ------------

Cash flows from financing activities:
     Cash distributions paid to common stockholders                                               (40,941)            (35,182)
     Cash distributions paid to minority interest                                                 (23,667)            (20,770)
     Proceeds of common stock issuance                                                            166,293                 (30)
     Proceeds fromissuance of mortgage and other notes payable                                    331,526             394,102
     Principal payments on mortgage and other notes payable                                      (324,941)           (413,978)
     Purchase of treasury stock                                                                    (3,114)
     Proceeds from exercised options                                                                  249
     Retirement of common stock (net of sale proceeds)                                                                    (63)
     Prepayment penalty on early retirement of debt                                                (1,072)
     Increase in deferred financing costs                                                          (1,279)             (2,025)
                                                                                             ------------        ------------
                   Net cash from financing activities                                             103,054             (77,946)
                                                                                             ------------        ------------

Net change in cash and cash equivalents                                                            (9,826)            (12,900)
Cash and cash equivalents at beginning of period                                                   15,947              18,298
                                                                                             ------------        ------------
Cash and cash equivalents at end of period                                                   $      6,121        $      5,398
                                                                                             ============        ============

Supplemental disclosure of cash flow information:
Interest paid                                                                                 $    60,836        $     56,154
Interest capitalized                                                                                3,883               3,961
Non-cash investing activities
     Debt assumed as consideration to seller for purchase of real estate                           61,863              19,650
     Partnership units and common stock issued as consideration for purchase of real estate
           (1997) and General Growth Management, Inc. (1996).                                      11,490              51,497



The accompanying notes are an integral part of these consolidated financial statements.



                                    5 of 27

                       GENERAL GROWTH PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Dollars in thousands, except per share amounts)



NOTE 1    ORGANIZATION AND BASIS OF PRESENTATION

          ORGANIZATION

          General Growth Properties, Inc. (the "Company"), a Delaware corporation, was formed in 1986 to own and operate enclosed mall shopping centers. On April 15, 1993, the Company completed its initial public offering of 18,975,000 shares of common stock and a business combination involving entities under varying common ownership. Proceeds from the initial public offering were used to acquire a majority interest in GGP Limited Partnership (the "Operating Partnership") which was formed to succeed to substantially all of the interests in eighteen enclosed mall general partnerships (the "Property Partnerships") owned and controlled by the Company and its original stockholders, Martin and Matthew Bucksbaum, and trusts established for the benefit of the stockholders' families (the "Bucksbaums"). The proceeds were used to repay existing indebtedness and acquire three additional centers.

          In May of 1995, the Company completed a follow-on stock offering of 4,500,000 common shares. Net proceeds were used to reduce the outstanding balance of the Company's credit facility.

          In August of 1997, the Company completed a follow-on stock offering of 4,350 shares of its common stock. Net proceeds of approximately $147,465 were substantially applied to reduce the outstanding balance on two development loans totaling approximately $113,000. The balance of the proceeds were used for general corporate purposes, including possible future acquisitions and the development of enclosed mall shopping centers.

          OPERATING PARTNERSHIP

          The Operating Partnership commenced operations on April 15, 1993 and as of September 30, 1997, the Company together with the Operating Partnership owned 100% of thirty-four enclosed regional shopping centers (the "Original Centers") and 51% of GGP/Ivanhoe, Inc. (see
          Note 4), 50% of Quail Springs and Town East, 38.2% of the stock of GGP/Homart, Inc. and a 95% non-voting preferred stock interest in General Growth Management, Inc. ("GGMI") (see Note 5). GGP/Homart owns interests in twenty-five shopping centers (the "Homart Centers"). GGP/Ivanhoe owns 100% of The Oaks Mall and Westroads. At September 30, 1997, the Company owned a 66% general partnership interest in the Operating Partnership. Various minority interests owned the remaining 34% limited partnership interest.

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



                                   6 of 27

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

          BASIS OF PRESENTATION

          The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership consisting of the thirty-four centers (the "Original Centers") and the unconsolidated investments in CenterMark Properties, Inc. (through January 2, 1997), GGP/Homart, Inc., GGMI and GGP/Ivanhoe, Inc., Quail Springs Mall and Town East Mall (the "Property Joint Ventures"). All significant intercompany balances and transactions have been eliminated.


          In the opinion of management, all adjustments, consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 1997 and the results of operations and cash flows for the three and nine months ended September 30, 1997 and 1996 have been included.


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

          On June 28, 1996, Westfield U.S. Investments, Pty. Limited exercised its option to acquire the remaining 30% of the outstanding CenterMark stock in two transactions. The first payment in the amount of $87,000 was received on July 1, 1996, and the second payment in the amount of $130,500 was received on January 2, 1997. Proceeds from the first payment were used to repay the remaining balance outstanding on the Company's interim loan facility that was utilized in connection with the acquisition of GGP/Homart (see Note 3). The proceeds received from the second payment were primarily used to repay existing indebtedness (see Note 6).



                                   7 of 27

                       GENERAL GROWTH PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Dollars in thousands, except per share amounts)



NOTE 3    GGP/HOMART ACQUISITION

          On December 22, 1995, the Company jointly with four other investors acquired 100% of the stock of GGP/Homart, Inc. ("GGP/Homart") from Sears, Roebuck and Co. The other investors in GGP/Homart are the New York State Common Retirement Fund, the Equitable Life Insurance Company of Iowa, USG Annuity & Life Company and The Trustees of the University of Pennsylvania. The Company acquired 38.2% of GGP/Homart for approximately $179,000 including certain transaction costs. All of the stockholders of GGP/Homart committed to contribute up to $80,000 of additional capital as required, through the end of 1997. As of September 30, 1997, the stockholders had contributed $75,000 of additional capital. During the second quarter of 1997, GGP/Homart sold its ownership interest in Eden Prairie Mall to the Company (see
          Note 4). In September of 1997, GGP/Homart sold its ownership interest in Meriden Square to its joint venture partner. On September 16, 1997, GGP/Homart opened Brass Mill Center and Commons Mall, a new development, located in Waterbury, Connecticut. GGP/Homart currently owns interests in twenty-five regional shopping malls. GGP/Homart elected real estate investment trust status for income tax purposes.

          On the following page is summarized financial information for GGP/Homart for the three and nine months ended September 30, 1997 and 1996.



                                   8 of 27

                       GENERAL GROWTH PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Dollars in thousands, except per share amounts)


                               GGP/HOMART, INC.
             CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                      (UNAUDITED, DOLLARS IN THOUSANDS)

                                               Three Months Ended     Nine Months Ended
                                                  September 30,          September 30,
                                                1997       1996       1997       1996
                                              -------    --------    -------    --------
Revenues
     Minimum rents                            $27,388     $23,370    $76,577    $ 66,480
     Tenant recoveries                          9,561      10,395     32,301      29,178
     Percentage rents                             701         733      1,950       1,928
     Other                                      1,177       1,295      2,740       2,878
                                              -------    --------    -------    --------
     Total revenues                            38,827      35,793    113,568     100,464

Operating expenses                            (15,988)    (15,845)   (47,498)    (44,545)
Depreciation and amortization                  (7,034)     (6,093)   (19,987)    (16,176)
                                              -------    --------    -------    --------
     Net operating income                      15,805      13,855     46,083      39,743

Interest expense, net                         (11,149)    (10,666)   (31,844)    (28,956)
Equity in net income of unconsolidated
     real estate affiliates                     1,450       1,431      5,573       4,015
Gain on property sales                         12,994         330     13,675         330
Income allocated to minority interest             (69)        (35)      (191)        (42)
                                              -------     -------    -------    --------
     Net income                               $19,031     $ 4,915    $33,296    $ 15,090
                                              =======     =======    =======    ========



                                    9 of 27

                       GENERAL GROWTH PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Dollars in thousands, except per share amounts)


NOTE 4    PROPERTY ACQUISITIONS AND DEVELOPMENT

          ACQUISITIONS
          On March 31, 1997, the Company acquired a 100% ownership interest in Market Place Mall for a cash purchase price of approximately $70 million. Market Place Mall is located in Champaign, Illinois.


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


          On September 17, 1997, GGP/Ivanhoe, Inc. acquired both The Oaks
          Mall In Gainesville, Florida and Westroads Mall in Omaha, Nebraska. The purchase price for the two properties was approximately $206 million. The Company together with the Operating Partnership own 51% of the ownership interest in GGP/Ivanhoe. Ivanhoe, Inc. of Montreal, Quebec, Canada owns the remaining 49% ownership interest in GGP/Ivanhoe.

          The Company together with the Operating Partnership acquired a 100% ownership interest in Valley Hills Mall on October 23, 1997. Valley Hills Mall is located in Hickory, North Carolina and was acquired for a purchase price of approximately $34.6 million. The purchase price consisted of approximately $19 million of Operating Partnership Units and the assumption of approximately $15.6 million mortgage debt.

          The acquisitions were accounted for utilizing the purchase method and accordingly, the results of operations are included in the Operating Partnership's results of operations from the date of acquisition.

          DEVELOPMENTS
          During 1996, the Company acquired two new development sites located in Iowa City, Iowa, and Grand Rapids, Michigan. The
          Iowa City project is currently under development and is scheduled to open in the summer of 1998.





                                   10 of 27

                       GENERAL GROWTH PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Dollars in thousands, except per share amounts)


NOTE 5    ACQUISITION OF GGMI

          On December 22, 1995, the Company formed GGP Management, Inc. to manage, lease, develop and operate enclosed malls. In August 1996, the Operating Partnership, acting through GGP Management, completed the acquisition of GGMI for approximately $51,500. The Operating Partnership issued approximately $11,600 (453,791 Units) of Operating Partnership Units and sold $39,900 of common stock (1,555,855 shares) to GGP Management which was used as consideration to acquire GGMI. A loan of approximately $39,900 from the Operating Partnership to GGP Management was used to purchase the Company's common stock. The interest only loan bears interest at 14% and matures in 2016. In connection with the acquisition, GGP Management was merged into GGMI at closing. GGMI manages, leases, and performs various other services for the Original Centers, GGP/Homart and other properties owned by unaffiliated parties.

          On June 16, 1997, GGMI acquired a 220,000 square foot office building in downtown Chicago, Illinois to be used as the new corporate headquarters. The office building will be completely upgraded and retrofitted to create class A office space. GGMI and Company personnel are expected to initially occupy approximately half of the building commencing in April of 1998. The balance of the space will be leased to other tenants.

NOTE 6    MORTGAGE LOANS AND CREDIT FACILITIES

          On January 2, 1997, a portion of the proceeds from the sale of CenterMark were used to repay a $12,597 mortgage on Westwood Mall and to reduce the balance on a non-recourse bridge loan facility from $250,000 to $180,000.

          In August of 1997 the Company completed a $200,000 unsecured credit facility to be used for general corporate purposes including any potential future acquisitions or developments. On September 30, 1997, the credit facility had an outstanding balance of $119,000.

          In addition to the $250,000 non-recourse bridge loan that is collateralized in part by mortgages on seven Original Centers, the Company obtained additional short term unsecured financing. As part of the additional financing, the Company agreed not to encumber four additional Original Centers. As of September 30, 1997 the entire $250,000 non-recourse loan was outstanding and the entire $116,700 of proceeds available under the additional unsecured loan was also outstanding. In September of 1997 the Company arranged a $125,000 unsecured bridge loan, indirectly collateralized by The Oaks Mall and Westroads Mall. These unsecured bridge loans totaling $491,700 are currently scheduled to be replaced with long term fixed rate permanent financing by the end of November 1997.



                                   11 of 27

                       GENERAL GROWTH PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Dollars in thousands, except per share amounts)


          During the third quarter of 1997, the Company repaid two property level loans totaling approximately $60,500 with a weighted average interest rate of approximately 8.9%.

NOTE 7    NET GAIN ON SALES

          The net gain on sales relates primarily to the gain on the sale of CenterMark (see Note 2) less additional costs related to prior acquisitions.

NOTE 8    EXTRAORDINARY ITEMS

          The extraordinary items resulted from prepayment costs and unamortized deferred financing costs related to the early extinguishment of mortgage notes payable.

NOTE 9    DISTRIBUTIONS PAYABLE

          On September 23, 1997, the Company declared a cash distribution of $.45 per share that was paid on October 31, 1997 to stockholders of record on October 15, 1997, totaling $16,050. In addition, a distribution of $8,217 was paid to the limited partners of the Operating Partnership.

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




                                   12 of 27

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




                                   13 of 27

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As of September 30, 1997, the Company together with the Operating Partnership owned 100% of thirty-four enclosed regional shopping centers (the "Original Centers") 51% of the stock of GGP/Ivanhoe, Inc., 50% of Quail Springs and Town East, 38.2% of the stock of GGP/Homart, Inc. and a 95% interest in GGMI (see Note 5). GGP/Homart owns interests in twenty-five shopping centers (the "Homart Centers"). GGP/Ivanhoe owns interests in two shopping centers, The Oaks and Westroads. During 1996 the Company, through the Operating Partnership, owned an interest in CenterMark Properties, Inc. (the "CenterMark Centers") (see Note 2). Revenues are primarily derived from fixed minimum rents, percentage rents and recoveries of operating expenses from tenants. Inasmuch as the Company's financial statements reflect the use of the equity method to account for its investments in CenterMark, GGP/Homart, GGP/Ivanhoe, GGMI, Quail Springs and Town East, the discussion of results of operations below relates primarily to the revenues and expenses of the Original Centers. The Original Centers, the CenterMark Centers, the Homart Centers, GGMI, GGP/Ivanhoe, Quail Springs and Town East are collectively known as the "Company Portfolio". A separate discussion of GGP/Homart's results of operations is presented below (see "Homart Portfolio Results and Funds from Operations" on page 22).

Forward-Looking Information

Forward-looking statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations may include certain forward-looking statements, within the meaning of Section 27a of the Securities Act of 1933, as amended, and Section 216 of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation.
Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates" and "should" and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information of otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions; interest rate trends; cost of capital and capital requirements, availability of real estate properties; competition from other companies and venues for the sale/distribution of goods and services; shifts in customer demands, tenant bankruptcies, changes in operating expenses, including employee wages, benefits and training; governmental and public policy changes and the continued availability of financing in the amounts and at the terms necessary to support the Company's future business.




RESULTS OF OPERATIONS OF THE COMPANY

THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     Total revenues for the third quarter of 1997 were $74.2 million, which represents an increase of $22.6 million or approximately 43.9% from $51.6 million in the third quarter of 1996. Approximately $16.7 million or 73.9% of the increase is from acquisitions completed after September 30, 1996. Improved performance of comparable properties (properties owned at all times during current and prior periods) accounted for the remaining $5.9 million or 26.1% of the increase. Minimum rent for the third quarter of 1997 increased by $10.0 million or 30.1% from $33.4 million in 1996 to $43.4 million. Straight line rents accounted for a $.5 million decrease from $3.0 million in 1996 to $2.5 million in 1997. The acquisition of properties generated a $10.0 million increase in minimum rents. Expansion space, specialty leasing and a combination of occupancy and rental changes at the comparable centers accounted for the remaining increase in minimum rents. Tenant charges increased by $9.7 million or 63.3% from $15.4 million to $25.1 million for the third quarter of 1997. Approximately $3.9 million of the increase is attributable to higher recoverable operating expenses at the comparable malls. The remaining $5.8 million increase was generated by properties which were recently acquired. For the third quarter of 1997 overage rents increased to $2.2 million from $1.1 million in 1996. Acquisitions contributed $.7 million of the $1.1 million increase. Other revenues increased by approximately $.9 million or 100.0% to $1.8 million for the third quarter of 1997 from $.9 million in 1996. Fee income increased by $.9 million primarily due to a nonreccuring finance fee of $.8 million in connection with the acquisition and ownership interest in The Oaks and Westroads.

     Total expenses, including depreciation and amortization, increased by approximately $14.3 million, from $25.9 million in the third quarter of 1996 to $40.2 million in the third quarter of 1997. For the period ended September 30, 1997, property operating expenses increased by



                                   14 of 27

     $10.7 million or 70.8% from $15.1 million in 1996 to $25.8 million in the third quarter of 1997. Of this increase, new acquisitions accounted for $6.1 million, while higher recoverable operating costs at comparable centers contributed the remaining $4.6 million. Depreciation and amortization increased by $2.9 million over the same period in 1996. Approximately $.6 million of the $2.9 million increase in depreciation and amortization was generated at comparable centers. The remaining $2.3 million was from newly acquired properties. Management fees to affiliates and general and administrative expenses together were approximately $.6 million higher than in the third quarter of 1996.

     Net interest expense for the third quarter of 1997 was $18.3 million, an increase of $3.3 million or 22.0% from $15.0 million in the third quarter of 1996. The acquisition of new properties was responsible for an increase of approximately a $6.6 million. Interest savings of $3.3 million were generated by lower interest rates as a result of refinancing activities and from the temporary use of the proceeds from a follow-on offering to reduce debt.

     Equity in net income of unconsolidated affiliates in the third quarter of 1997 increased by approximately $4.9 million to $8.7 million in 1997, from $3.8 million in the third quarter of 1996. Approximately a $2.9 million decrease is attributable to the sale of the Company's interest in CenterMark. The Company's ownership interest in GGMI resulted in an increase of $1.9 million. Property Joint Ventures (see Note 1) and GGP/Homart accounted for increases of approximately $.4 million and $5.4 million, respectively. GGP/Homart's increase was primarily caused by a gain on the sale of a property which accounted for $5.2 million of their $5.4 million increase. The results of GGP/Homart's operations are also presented and discussed below (see "Homart Portfolio Results and Funds from Operations" on page 22).

NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     Total revenues for the nine months of 1997 were $209.2 million, which represents an increase of $54.2 million or approximately 35.0% from $155.0 million in the nine months of 1996. Of this increase approximately $39.5 million is from properties acquired after September 30, 1996. Minimum rent for the first nine months of 1997 increased $26.4 million or 26.8% from $98.6 million in 1996 to $125.0 million. Acquisitions after September 30, 1996, generated $24.5 million of the increase in minimum rent. Higher rents at comparable centers accounted for the remaining $1.9 million increase in minimum rents. Tenant recoveries increased by $24.2 million or 52.6% from $46.0 million to $70.2 million for the first nine months of 1997. The acquisition of new properties contributed $13.2 million of the $24.2 million increase. Higher recoverable operating costs at comparable centers generated the remaining increase of $11.0 million. For the first nine months of 1997, overage rents increased by $1.9 million or 48.7% from $3.9 million to $5.8 million in 1997. The increase is primarily due to the acquisition of new properties. Other revenues increased $1.7 million or 58.6% from $2.9 million to $4.6 million for the first nine months of 1997. Fee revenue was essentially flat for the first nine months of 1997 compared to 1996.

     Total expenses, including depreciation and amortization, increased
     $30.8 million or 37.7% from $81.7 million in 1996 to $112.5 in the first nine months of 1997. For the period ended September 30, 1997, property operating, general and administrative costs and management expenses increased $23.1 million. Of this increase $14.2 million is attributable to the



                                   15 of 27
     acquisition of new properties. The remaining $8.9 million is from higher recoverable operating costs at comparable properties.
     Depreciation and amortization increased $7.7 million from $28.1 million in the first nine months of 1996 to $35.8 million in 1997. Approximately $5.5 million of this increase is attributable to new acquisitions. Comparable centers accounted for the remaining $2.2 million increase in depreciation and amortization.

     Interest expense for the first nine months of 1997 was $51.5 million, an increase of $1.4 million or 2.8% from $50.1 million during the same period in 1996. The acquisition of new properties was responsible for a $13.1 million increase. Interest savings due to lower interest rates on refinancing activity and reduced debt levels from the use of the follow-on sale proceeds accounted for an $11.7 million decrease in interest expense.

     Equity in net income of unconsolidated affiliates in the first nine months of 1997 increased by approximately $1.3 million to $14.0 million in 1997, from $12.7 million in the first nine months of 1996. A $6.3 million decrease is attributable to the sale of the Company's interest in CenterMark. The Company's ownership in GGMI resulted in a decrease of $.4 million. The Property Joint Ventures (see Note 1) and GGP/Homart accounted for increases of approximately $1.0 million and $6.9 million, respectively. The results of GGP/Homart's operations are also presented and discussed below (see "Homart Portfolio Results and Funds from Operations" on page 20).

     COMPANY PORTFOLIO RESULTS AND FUNDS FROM OPERATIONS

     In order to portray the various direct and indirect sources of the Company's Funds from Operations in a similar and useful manner, the Company Portfolio results and Funds from Operations depicted below reflect the applicable ownership percentage of the revenues and expenses of the Original Centers and GGMI combined with the Company's share of CenterMark's and GGP/Homart's portfolio results. The Company Portfolio results are a line item pro rata consolidation of the applicable ownership percentage of the revenues and expenses of GGMI and from properties wholly and/or partially owned by the Operating Partnership. Interest expense and general and administrative costs that relate to the acquisition, management and oversight of the Company's ownership of CenterMark and GGP/Ivanhoe are charged entirely against the Company's direct operations. These expenses cannot be charged on CenterMark's, GGP/Homart's and GGP/Ivanhoe's financial statements because the other stockholders in CenterMark, GGP/Homart and GGP/Ivanhoe are not affiliated with the Company.

     The National Association of Real Estate Investment Trusts ("NAREIT") defines Funds from Operations as net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. In calculating its Funds from Operations, the Company also excludes non-cash straight line rent and gains on land sales, if any. The NAREIT definition of Funds from Operations does not exclude the aforementioned items. The Company's Funds from Operations may not be directly comparable to similarly titled measures reported by other real estate investment trusts. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income



                                   16 of 27

     (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

     The Company's share of GGP/Homart's Funds from Operations does not represent the net effective incremental contribution to the Company made by the Homart centers. Accordingly, management believes the following schedule of the relative share of Company Portfolio net operating income (Funds from Operations before interest expense) contributed by the Original Centers and the Homart Centers provides a good indication of the significance of each portfolio to the Company's overall Funds from Operations. The net operating income from the Company's Portfolio is essentially equivalent to earnings before interest, taxes, depreciation and amortization (EBITDA). EBITDA from the Company's property management affiliate is included below with the Original Centers.





                                           THREE MONTHS                 NINE MONTHS
                                              ENDED          % OF          ENDED          % OF
  NET OPERATING INCOME BY PORTFOLIO     SEPTEMBER 30, 1997   TOTAL   SEPTEMBER 30, 1997   TOTAL
-----------------------------------     ------------------  ------   ------------------  ------
Original Centers and GGMI                          $52,137   82.22%            $140,926   80.91%
38.2% of GGP/Homart (a)                            $11,278   17.78%             $33,259   19.09%
                                        ------------------  ------   ------------------  ------
Company Portfolio Net Operating Income             $63,415  100.00%            $174,185  100.00%
                                        ==================  ======   ==================  ======

     (a) Reflects the Company's share of GGP/Homart's Net Operating Income, including GGP/Homart's share of Net Operating Income from joint ventures.

     The Company Portfolio results and funds from operations reflected below for the three and nine months ended September 30, 1997 and 1996 do not purport to project results for any future period. For 1996, the Company Portfolio results include the Company's share of the CenterMark Centers results.

     RECONCILIATION OF COMPANY NET INCOME TO OPERATING PARTNERSHIP FUNDS
                FROM OPERATIONS FOR THE THREE AND NINE MONTHS
                      ENDED SEPTEMBER 30, 1997 AND 1996
                     (Dollars in thousands - Unaudited)


                                                                              Three Months Ended       Nine Months Ended
                                                                                 September 30,           September 30,
                                                                              1997         1996         1997          1996
                                                                           ---------    ---------    ---------     ---------
GAAP Net income (see page 4)                                               $15,287      $36,667      $ 73,990      $48,647
Extraordinary item (a)                                                         695          -           1,072        2,291
Allocations to Operating Partnership unitholders                             8,458       21,683        42,696       28,754
Net gain on sales                                                           (4,968)     (43,948)      (63,875)     (43,948)
Straight-line rent (included in GAAP net income, so
   it must be deducted in order to reconcile to FFO)                          (801)      (1,543)       (3,293)      (4,562)
Depreciation and amortization of real estate costs                          18,280       14,300        50,636       45,386
                                                                           -------      -------      --------      -------
Operating Partnership Funds From Operations (see below)                    $36,951      $27,159      $101,226      $76,568
                                                                           =======      =======      ========      =======
Weighted average number of shares outstanding assuming
   full conversion of Operating Partnership Units                           51,503       44,050        49,672       43,600
                                                                           =======      =======      ========      =======


                          Company Portfolio Results

           (In thousands, except for per share amounts - Unaudited)


                                                               Three Months Ended          Nine Months Ended
                                                                   September 30,             September 30,
                                                               1997           1996         1997           1996
                                                             --------       --------      -------       --------
Revenues
   Minimum rents (b)                                         $ 57,943       $48,279      $163,882       $149,699
   Tenant recoveries                                           32,162        22,953        89,625         71,796
   Percentage rents                                             2,587         1,514         6,926          5,488
   Other                                                        1,911         1,640         5,733          4,347
   Fees                                                        19,344        13,606        50,175         26,327
                                                             --------       -------      --------       --------
     Total revenues                                          $113,947       $87,992      $316,341       $257,657

Operating expenses (c)                                        (49,724)      (36,848)     (139,647)      (105,137)
General and administrative                                       (808)         (801)       (2,509)        (2,294)
                                                             --------       -------      --------       --------
   Net operating income                                        63,415        50,343       174,185        150,226

Interest expense, net                                         (26,464)      (23,184)      (72,959)       (73,658)
                                                             --------       -------      --------       --------
Operating Partnership Funds From Operations                  $ 36,951       $27,159      $101,226       $ 76,568
   (see above)
Less:  FFO allocable to Operating
     Partnership unitholders                                 $ 13,138       $ 9,998      $ 36,816       $ 28,339
                                                             --------       -------      --------       --------
Company Funds From Operations                                $ 23,813       $17,161      $ 64,410       $ 48,229
                                                             ========       =======      ========       ========
Weighted average number of Company shares
   outstanding                                                 33,219        27,551        31,606         27,461
                                                             ========       =======      ========       ========




(a) Charges related to early retirement of debt.
(b) Excluding straight-line rents for the three and nine months ended September 30, 1997 and 1996 of $801, $1,543 and $3,293 and $4,562, respectively.
(c) Excluding depreciation and amortization of capitalized real estate costs other than financing fees/costs.


                                  18 of 27

            RECONCILIATION OF NET INCOME TO FUNDS FROM OPERATIONS
                FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1997
                     (Dollars in thousands - Unaudited)


                                                                      Original     GGP/
                                                                      Centers     Homart       GGMI       Total
                                                                     ---------   --------    -------    --------
GAAP Net income (see page 4)                                         $ 9,993     $ 4,653     $   641     $15,287
Extraordinary Item                                                       695           -     $     -     $   695
Allocations to Operating Partnership unitholders                       5,464       2,619         375       8,458
Net gain on sales                                                          -      (4,968)          -      (4,968)
Straight-line rent (included in GAAP net income, so
  it must be deducted in order to reconcile to FFO)                     (598)       (203)          -        (801)
Depreciation and amortization of real estate costs                    13,199       3,821       1,260      18,280
                                                                     -------      ------     -------     -------
Operating Partnership Funds From Operations                          $28,753     $ 5,922     $ 2,276     $36,951
                                                                     =======     =======     =======     =======
  (see below)



                   Breakdown of Company Portfolio Results
          (In thousands, except for per share amounts - Unaudited)


                                                                      Original      GGP/
                                                                      Centers      Homart       GGMI       Total
                                                                     ---------   --------    --------    --------
Revenues
  Minimum rents (b)                                                  $45,165     $12,778     $   -       $57,943
  Tenant recoveries                                                   26,377       5,785         -        32,162
  Percentage rents                                                     2,260         327         -         2,587
  Other                                                                1,657         254         -         1,911
  Fees                                                                 1,710         -        17,634      19,344
                                                                     -------     -------     -------     -------
    Total revenues                                                    77,169      19,144      17,634     113,947
Operating expenses (c)                                               (28,240)     (7,866)    (13,618)    (49,724)
General and administrative                                              (808)          -           -        (808)
                                                                     -------     -------     -------     -------
  Net operating income                                                48,121      11,278       4,016      63,415

Interest expense, net                                                (19,368)     (5,356)     (1,740)    (26,464)
                                                                     -------     -------     -------     -------
Operating Partnership Funds From Operations                          $28,753     $ 5,922     $ 2,276     $36,951
                                                                     =======     =======     =======     =======
  (see above)

(a) Charges related to early retirement of debt.
(b) Excluding straight-line rent for the three months ended September 30, 1997 of $801.
(c) Excluding depreciation and amortization of capitalized real estate costs other than financing fees/costs.







                                  19 of 27

            RECONCILIATION OF NET INCOME TO FUNDS FROM OPERATIONS
                FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
                     (Dollars in thousands - Unaudited)

                                                                        Original       GGP/
                                                                        Centers        Homart          GGMI            Total
                                                                       ---------     ---------     -----------      ----------
GAAP Net income (see page 4)                                           $  65,802     $   8,096     $        92      $   73,990
Extraordinary item (a)                                                     1,072             -               -           1,072
Allocations to Operating Partnership unitholders                          38,016         4,627              53          42,696
Net gain on sales                                                        (58,647)       (5,228)              -         (63,875)
Straight-line rent (included in GAAP net income, so                                                                          -
  it must be deducted in order to reconcile to FFO)                       (2,550)         (743)              -          (3,293)
Depreciation and amortization of real estate costs                        36,626        11,041           2,969          50,636
                                                                       ---------     ---------     -----------      ----------
Operating Partnership Funds From Operations                            $  80,319     $  17,793     $     3,114      $  101,226
  (see below)                                                          =========     =========     ===========      ==========

                                              BREAKDOWN OF COMPANY PORTFOLIO RESULTS
                                     (In thousands, except for per share amounts - Unaudited)

                                                                         Original        GGP/
                                                                         Centers        Homart          GGMI            Total
Revenues                                                               ---------     ---------     -----------      ----------
  Minimum rents (b)                                                    $ 126,284     $  37,598     $       -        $  163,882
  Tenant recoveries                                                       72,503        17,122             -            89,625
  Percentage rents                                                         6,004           922             -             6,926
  Other                                                                    4,778           955             -             5,733
  Fees                                                                     3,468           -            46,707          50,175
                                                                       ---------     ---------     -----------      ----------
    Total revenues                                                       213,037        56,597          46,707         316,341
Operating expenses (c)                                                   (77,158)      (23,338)        (39,151)       (139,647)
General and administrative                                                (2,509)            -               -          (2,509)
                                                                       ---------     ---------     -----------      ----------
  Net operating income                                                   133,370        33,259           7,556         174,185

Interest expense, net                                                    (53,051)      (15,466)         (4,442)        (72,959)
                                                                       ---------     ---------     -----------      ----------
Operating Partnership Funds From Operations                            $  80,319     $  17,793     $     3,114      $  101,226
                                                                       =========     =========     ===========      ==========

  (see above)

(a) Charges related to early retirement of debt.
(b) Excluding straight-line rent for the nine months ended September 30, 1997 of $3,293.
(c) Excluding depreciation and amortization of capitalized real estate costs other than financing fees/costs.



                                   20 of 27

                        OTHER COMPANY PORTFOLIO DATA
          AS OF AND/OR FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997
        (In thousands, except for per square foot amounts, unaudited)


                                         Original      GGP/     Total or
                                        Centers(a)   Homart(a)  Average
                                        ----------   ---------  --------
Occupancy of centers not
under redevelopment                        82.9%       87.0%       84.5%

Tenant allowances                       $ 7,031      $7,336     $14,367
Annualized sales per sq. ft.            $   252      $  291     $   272
Average rent per sq. ft.
   for new/renewal leases               $ 21.54      $30.60     $ 27.43
Average rent per sq. ft.
   for expiring leases                  $ 16.68      $24.94     $1 9.46
% change in total sales                     3.3%       11.1%        7.1%

(a) Data is for 100% of the non-anchor GLA in each portfolio, including those centers that are owned in part by unaffiliated joint venture partners.


                           COMPANY PORTFOLIO DEBT
             MATURITY AND CURRENT AVERAGE INTEREST RATE SUMMARY
                          AS OF SEPTEMBER 30, 1997
                      (Dollars in Thousands, unaudited)


                                                                                        Company
                            Original Centers             GGP/Homart(a)               Portfolio Debt
                       -------------------------     ----------------------     -------------------------
                                        Current                    Current                      Current
                           Maturing     Average       Maturing     Average         Maturing     Average
       Year                 Amount       Rate          Amount       Rate            Amount       Rate
-------------------     -----------    ---------     ---------     --------     -----------    ----------
1997                    $  441,891         6.70%            -            -      $  441,891         6.70%
1998                        16,743         6.93%       27,984         6.83%         44,727         6.86%
1999                       229,998         7.66%      117,879         7.39%        347,877         7.57%
2000                             -            -        44,951         7.34%         44,951         7.34%
Subsequent                 648,430         7.05%      153,026         7.46%        801,456         7.13%
                        ----------    ----------     --------      --------     ----------     ---------
Totals                  $1,337,062         7.04%     $343,840         7.37%     $1,680,902         7.10%
                        ==========    ==========     ========      ========     ==========     =========
Floating Rate           $  549,450         6.65%     $136,570         7.37%     $  686,020         6.79%
Fixed Rate                 787,612         7.31%      207,270(b)      7.37%        994,882         7.32%
                        ----------    ----------     --------      --------     ----------     ---------
Totals                  $1,337,062         7.04%     $343,840         7.37%     $1,680,902         7.10%
                        ==========    ==========     ========      ========     ==========     =========

(a) GGP/Homart debt reflects the Operating Partnership's share of its total portfolio debt.
(b) Includes $34,381 of floating rate debt with a 9% cap on the all-in rate through maturity in December 1998.


                                  21 of 27

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

     The Company's share of GGP/Homart's Funds from Operations does not take into account interest expense paid on debt incurred to fund a majority of the $179 million initial cash purchase price and $29 million of subsequent investments, for 38.2% of GGP/Homart's stock. Also not charged against GGP/Homart's Funds from operations are certain general and administrative costs incurred by the Company that are attributable to the management and oversight of its investment in GGP/Homart. Accordingly, the net effective incremental contribution to the Company's Funds from Operations generated by the Homart Centers is substantially less than the amounts reflected below. See the discussion above regarding the relative contributions to net operating income (similar to EBITDA) made by the Original Centers and the Homart Centers. Management believes that contributions to Company Portfolio net operating income is a good indication of the relative significance to the Company of the Original Centers and the Homart Centers.

     MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE HOMART PORTFOLIO'S FUNDS FROM OPERATIONS (Dollars in thousands)

     THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     Total revenue for the third quarter of 1997 increased $3.6 million or 7.7% to $50.1 million from $46.5 million in 1996. Minimum rents accounted for $3.7 million of the $3.6 million increase in total revenues. Minimum rent increased 9.9% or $3.7 million to $33.4 million for the quarter ended September 30, 1997. The development of West Oaks and Brass Mill accounted for approximately $2.6 million of the $3.7 million increase in minimum rents. The sale of Eden Prairie accounted for a $.7 million decrease in minimum rent, while, the improved performance of comparable properties accounted for the remaining increase in minimum rent of $1.8 million. Tenant recoveries increased 6.3% from $14.2 million in 1996 to $15.1 million in 1997. New developments generated $1.4 million of the increase in tenant recoveries. The sale of Eden Prairie accounted for an $.8 million decrease and comparable centers accounted for the remaining increase in tenant recoveries. Percentage rents were essentially flat in 1997 compared to 1996. Other revenue decreased $1.0 million from $1.7 million in 1996 to $.7 million in 1997. This was primarily due to a tax abatement in 1996.




                                   22 of 27

     Operating expenses were $20.6 million for the third quarter of 1997 up from $20.3 million in 1996, an increase of 1.5% or $.3 million. The development and increased ownership of properties accounted for $2.6 million of the increase, and the sale of Eden Prairie contributed a $1.3 million decrease in operating expenses. Lower operating costs at comparable centers accounted for the remaining $1.0 million decrease in operating expenses.

     Net interest expense increased $.6 million or 4.5% from $13.4 million in the third quarter of 1996 to $14.0 million. Approximately $1.3 million of the increase is attributable to the development of a new property. The $.7 million in interest savings was due to lower floating interest rates, the refinancing of floating rate loans to fixed rate loans on several properties and the sale of Eden Prairie.

     NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

     Total revenues for the first half of 1997 increased $12.7 million or 9.4% from $135.4 million to $148.1 million. Approximately $11.5 million of the increase is from the opening of West Oaks Mall and Brass Mill.
     Also contributing is an increased ownership in Vista Ridge Mall. Improved performance of comparable centers accounted for the remaining increase of $1.2 million. Minimum rent increased 12.7% or $11.1 million from $87.3 million to $98.4 million for the nine month period. Of the $11.1 million increase, development and increased ownership of properties contributed $7.5 million, while the comparable centers accounted for the remaining
     $3.6 million or 32.4% of the increase. Tenant recoveries increased $2.8 million or 6.7% to $44.8 million from $42.0 million for the nine month period. Other revenues decreased $1.2 million or 32.4% from $3.7 to $2.5 million for the first nine months of 1997.

     Operating expenses were $61.0 million, an increase of $1.5 million from $59.5 million in 1996. This increase is primarily the result of the new development and increased ownership of properties.

     Net interest expense increased $2.3 million from $38.2 million for the nine months of 1996 to $40.5 million. Approximately $3.5 million is attributable to the new development and increased ownership of properties. The $1.2 million interest savings is from lower floating interest rates and the refinancing of loans on several properties and the sale of Eden Prairie.



                                   23 of 27

      RECONCILIATION OF GGP/HOMART NET INCOME TO GGP/HOMART FUNDS FROM
                  OPERATIONS FOR THE THREE AND NINE MONTHS
                      ENDED SEPTEMBER 30, 1997 AND 1996
                     (Dollars in thousands - Unaudited)


                                                         Three Months Ended        Nine Months Ended
                                                            September 30,            September 30,
                                                        1997          1996          1997         1996
                                                      -------       -------       -------      -------
GGP/Homart GAAP net income (a)                        $19,031       $ 4,928       $33,296      $15,088
Gain on land sale                                     (13,001)         (330)      (13,682)        (330)
Straight-line rent not included in FFO                   (530)       (1,061)       (1,943)      (3,357)
Depreciation and amortization -
   real estate                                         10,001         9,263        28,895       26,151
                                                      -------       -------       -------      -------
GGP/Homart Funds From Operations                      $15,501       $12,800       $46,566      $37,552
   (see below)                                        =======       =======       =======      =======

Operating Partnership's share (38.2%) of              $ 5,922       $ 4,887       $17,793      $14,345
   GGP/Homart FFO (see below)                         =======       =======       =======      =======


                         GGP/HOMART PORTFOLIO RESULTS
           (In thousands, except for per share amounts - Unaudited)

                                                        Three Months Ended         Nine Months Ended
                                                          September 30,              September 30,
                                                        1997          1996          1997         1996
                                                      -------       -------       -------      -------
Revenues
   Minimum rents (b)                                  $33,443       $29,716       $98,399      $87,291
   Tenant recoveries                                   15,139        14,171        44,810       42,024
   Percentage rents                                       855           872         2,413        2,415
   Other                                                  663         1,702         2,499        3,700
                                                      -------       -------       -------      -------
     Total revenues                                    50,100        46,461       148,121      135,430

Operating expenses (c)                                (20,582)      (20,262)      (61,079)     (59,636)
                                                      -------       -------       -------      -------
   Net operating income                                29,518        26,199        87,042       75,794

Interest expense, net                                 (14,017)      (13,399)      (40,476)     (38,242)
                                                      -------       -------       -------      -------
GGP/Homart Funds From Operations                      $15,501       $12,800        46,566       37,552
                                                      =======       =======       =======      =======
   (see above)
Operating Partnership's share (38.2%)
   of GGP/Homart FFO (see above)                      $ 5,922       $ 4,887       $17,793      $14,345
                                                      =======       =======       =======      =======

(a) The Operating Partnership's share (38.2%) of GGP/Homart's net income is reflected as equity in net income of unconsolidated real estate affiliates on the Company's Consolidated Statements of Operations (see Page 4 above).
(b) Excluding straight-line rents for the three and nine months ended September 30, 1997 and 1996 of $530 and $1,943, $1,061 and $3,357, respectively.
(c) Excluding depreciation and amortization of capitalized real estate costs other than financing fees/costs.



                                   24 of 27

GGMI

In December 1995, the Company formed GGP Management, Inc. to manage, lease, develop and operate enclosed regional malls. In August 1996 the Company acquired GGMI for approximately $51.5 million in common stock and operating partnership units. GGP Management was merged into GGMI as a result of the acquisition. As required by generally accepted accounting principles, the Company accounts for its ownership interest in GGMI using the equity method as the Company owns 95% of GGMI through non-voting preferred stock. The 5% minority interest is owned by five key employees who hold 100% of the common stock with voting rights. Due to the currently unpaid and accrued preferences on the preferred stock, the Company effectively earned 100% of the income generated by GGMI from the date of acquisition through September 30, 1997. The operating results of GGMI are included in the Company Portfolio Results. GGMI manages, leases, and performs various other services for the Original Centers, the Homart Centers and other properties owned by unaffiliated parties. The following schedule reflects the revenues and expenses related to the operations of GGP Management, Inc., through June 30, 1996 and the combined management company for all subsequent periods.


                       GENERAL GROWTH  MANAGEMENT, INC.
                           STATEMENT OF OPERATIONS
       FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                          (UNAUDITED, IN THOUSANDS)

                                                                             Three Months Ended        Nine Months Ended
                                                                                September 30,             September 30,
                                                                             1997          1996         1997         1996
                                                                           ---------    ---------     --------    ---------
Revenues
 Management, leasing and development service                                $17,634      $12,749      $46,707     $ 22,143

Expenses
 Operating expense                                                          (13,618)     (10,900)     (39,151)     (18,883)
                                                                            -------      -------      -------     --------
Net operating income                                                          4,016        1,849        7,556        3,260

Interest expense, net (on loan from the Company)                             (1,740)      (1,340)      (4,442)      (1,340)
                                                                            -------      -------      -------     --------
GGMI Funds From Operations                                                  $ 2,276      $   509      $ 3,114     $  1,920
                                                                            =======      =======      =======     ========





                                   25 of 27

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

The Company uses operating cash flow as the principal source of funding for recurring capital expenditures such as tenant construction allowances and minor improvements made to individual properties that are not recoverable through common area maintenance charges to tenants. Funding alternatives for acquisitions, new development, expansions and major renovation programs at individual centers include construction loans, mini-permanent loans, long-term project financing, additional property level or Company level equity investments, unsecured Company level debt or secured loans collateralized by individual shopping centers. The Company closed on a new $200 million unsecured credit facility during August of 1997. Said facility is expected to provide all of the funds necessary to complete the development of Coralville Mall in Iowa City, Iowa and to fund all other non-recurring capital expenditures that are currently being contemplated and/or evaluated. In August of 1997, the Company raised net proceeds of $147,465 in a follow-on offering of 4,350,000 common shares.

Net cash provided by operating activities was $25.0 million in 1997, a decrease of $17.3 million from $42.3 million in 1996. The increase in prepaid and other assets of $31.5 million was primarily related to a receivable accrued as part of the acquisition of The Oaks and Westroads which resulted in a decrease in cash flow from operations. The receivable was collected in October of 1997. Net income before allocations to the minority interest increased $39.3 million which was partially offset by a $14.8 million reduction generated by a larger gain on the partial sale of CenterMark.
The other significant change was a $16.1 million decrease in accounts payable and accrued expenses.

Net cash used by investing activities was $137.9 million in 1997 compared to 22.7 million of cash provided in 1996. Cash flow from investing activities was impacted by acquisitions, development and improvements to real estate properties, which caused a decrease in cash of approximately $197.9 million greater than the decrease in 1996. This decrease was primarily attrituable to new acquisitions. The sale proceeds from the sale of CenterMark provided an increase of $43.5 million compared to the $87.0 million received in 1996. Distributions from joint ventures decreased by approximately $9 million during 1997 due to the final sale of CenterMark on January 2, 1997.

Financing activities contributed cash of $103.0 million in 1997, compared to a
use of cash of $77.9 million in 1996.   The increase was created by the
issuance of common stock which produced net proceeds of $166.2 million. The other contributing factor of cash from financing activity is net financing from mortgages had a positive impact of $6.6 million in 1997 versus a decrease of $19.9 million in 1996. The additional financing was used to fund the acquisitions and redevelopment of real estate that was discussed above. The remaining use of cash was accounted for by increased distributions paid during 1997.

The following factors, among others, will affect operating cash flow and, accordingly, influence the decisions of the Board of Directors regarding distributions: (i) scheduled increases in base rents of existing leases; (ii) changes in minimum base rents and/or percentage rents attributable to replacement of existing leases with new or renewal leases; (iii) changes in occupancy rates at existing centers and procurement of leases for newly developed centers; and (iv) the Company's share of operating cash flow generated by GGMI, GGP/Homart and distributions therefrom, less oversight costs and debt service on additional loans that were incurred to finance a portion of the cash purchase price for GGP/Homart's stock. The Company anticipates that its operating cash flow, and potential new debt or equity from future offerings, new financings or refinancings will provide adequate liquidity to conduct its operations, fund general and administrative expenses, fund operating costs and interest payments and allow distributions to the Company's stockholders in accordance with the requirements of the Internal Revenue Code of 1986, as amended, for


                                   26 of 27
continued qualification as a real estate investment trust and to avoid any Company level federal income or excise tax.

PART II   OTHER INFORMATION
ITEM 2.   CHANGES IN SECURITIES

On August 4, 1997, the Company entered into a Pricing Agreement with Lehman Brothers Inc. (the "Underwriter") pursuant to which on August 8, 1997 the Company sold the Underwriter 4,000,000 shares of its Common Stock for an aggregate purchase price of $135.6 million, or $33.90 per share. In addition, the Underwriter purchased 350,000 additional shares of Common Stock under a 30 day option granted to the Underwriter.


On September 16, 1997, the Company sold 577,680 shares of Common Stock to Smith Barney Inc. at a purchase price of approximately $32.60 per share. The shares were sold in reliance on the exemption from registration contained in Section 4
(2)  of the Securities Act of  1933, as amended.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits - Not applicable

(b)  Reports on Form 8-K


The Company filed a Form 8-K dated August 8, 1997. The 8-K reported Item 5 - other events. The event was the sale of common stock as described in Part II
Item 2 above. The Company also filed a Form 8-K/A dated June 19, 1997. The 8-K/A reported Item 7 - financial statements and exhibits. The financial statements relate to the acquisitions previously reported on Form 8-K.


                                  SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           GENERAL GROWTH PROPERTIES, INC.


Date:  November 14, 1997   /s/:  Bernard Freibaum
                           ----------------------------------------------------
                           Bernard Freibaum
                           Executive Vice President and Chief Financial Officer



                                   27 of 27