Form 10-K/A
period 1996-12-31
GENERAL GROWTH PROPERTIES INC
filed 1998-01-16
CIK 895648

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 FORM 10-K/A


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

PART I
ITEM 1.  BUSINESS

     GENERAL


     General Growth Properties, Inc. (the "Company") was formed in 1986 by Martin Bucksbaum and Matthew Bucksbaum. On April 15, 1993, an initial public offering (the "IPO") of the common stock (the "Common Stock") of the Company and certain related transactions were completed. During May 1995, the Company completed a follow-on stock offering of 4,500,000 shares of Common Stock. In connection with the IPO, the Company and Messrs. Bucksbaum, members of their family and trusts for the benefit of them and their families (collectively, the "Bucksbaums") formed GGP Limited Partnership (the "Operating Partnership"). As a result of the IPO and related transactions, the Company and the Operating Partnership owned 1% and 99%, respectively, of eighteen property partnerships, each of which owned an enclosed mall shopping center. The Operating
Partnership also owned 100% of three additional shopping centers.   At December
31, 1996, the Company together with the Operating Partnership owned 100% of thirty enclosed regional shopping centers (the "Original Centers") and 50% of Quail Springs, 38.2% of the stock of GGP/Homart, Inc., 15.4% of the stock of CenterMark Properties Inc., and a non-voting preferred stock interest in General Growth Management, Inc. ("GGMI"). Currently, the Company owns a 63% general partnership interest in the Operating Partnership, and various minority interests, primarily the Bucksbaums, own the remaining 37% limited partnership interest. The Company, as general partner of the Operating Partnership, is engaged in the ownership, operation, management, leasing, acquisition, development, expansion and financing of enclosed mall shopping centers. See the Consolidated Financial Statements and Notes thereto included in Item 8 of this Annual Report on Form 10-K for certain financial information required by this Item 1.


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

     ACQUISITION OF GGMI


     On December 22, 1995, GGP Management, Inc. was formed to manage, lease, develop and operate enclosed malls. The Operating Partnership owned 100% of the non-voting preferred stock ownership interest in GGP Management, Inc. representing 95% of the equity interest. Key employees of the Company held the remaining 5% ownership interest therein, which interest was in the form of common stock which was entitled to all of the voting rights in GGP Management, Inc. In August of 1996, GGP Management, Inc. acquired General Growth Management, Inc. ("GGMI") through arm's length negotiations for approximately $51,500, which was accounted for as a purchase, by completing the following steps: GGP Management, Inc. borrowed approximately $39,900 from the Operating Partnership, and used the loan proceeds to acquire 1,555,855 newly-issued common shares of the Company from the Company. GGP Management, Inc. then exchanged the 1,555,855 common shares and 453,791 Operating Partnership Units (contributed by the Operating Partnership) for 100% of the outstanding shares in GGMI. GGP Management, Inc. was then merged into GGMI with GGMI as the surviving entity.



     The Operating Partnership currently holds all of the non-voting preferred stock ownership interest in GGMI representing 95% of the equity interest. Five key employees of the Company hold the remaining 5% equity interest through ownership of 100% of the common stock which is entitled to all voting rights in GGMI. None of these individuals previously held any ownership interest in GGMI, except for Robert Michaels. Mr. Michaels through an ESOP owned less than 1% of the stock of GGMI immediately prior to its acquisition by GGP Management, Inc. Immediately prior to and immediately following the merger of GGMI with GGP Management, Inc., Mr. Michaels held none of the Company's outstanding Common Stock. GGMI can not distribute funds until its available cash flow exceeds all accumulated preferred dividends owed to the preferred stockholders. Any dividends in excess of the preferred cumulative dividend are allocated 95% to the preferred stockholders and 5% to the common stockholders. The interest only loan from the Operating Partnership to GGMI bears interest at 14% and matures in 2016. GGMI may make principal payments on the loan if it has sufficient cash flow. GGMI manages, leases, and performs various other services for the Original Centers, GGP/Homart and other properties owned by unaffiliated parties.


     THE SHOPPING CENTER BUSINESS


     Success in the highly competitive real estate shopping center business depends upon many factors, including general economic conditions, increases or decreases in operating expenses and interest rates, changes in demographics, and competitive pressures. The Portfolio Centers compete with numerous shopping alternatives in seeking to attract retailers to lease space as retailers themselves face increasing competition from discount shopping centers, outlet malls, discount shopping clubs, direct mail and telemarketing. Below are detailed descriptions of the type of competitor the Portfolio Centers face.


     Fox River Mall is an enclosed super regional mall located in Appleton, Wisconsin. It consists of the main building, an adjacent community center and nine outparcels totalling 1,090,016 square feet. The mall is anchored by Dayton's, Younkers, JCPenney, Sears and Target. The primary competition for Fox River consists of three centers. One of the centers, located 26 miles northeast, consists of 601,630 square feet and is anchored by Elder Beerman, Kohl's, Montgomery Ward and Shopko. This center offers merchandise with lower price points and more discount retailers than Fox River Mall. A 903,538 square foot center located 29 miles northeast is anchored by Boston Store, JCPenney and Younkers. This center lacks a fashion anchor similar to the Dayton's at Fox River and is not easily accessible in its downtown location. In addition, a 328,775 square foot community center located approximately three miles from Fox River is anchored by Kohl's and Shopko. This center primarily serves as a convenience shopping facility for residents on the north side of Appleton and offers little direct competition to Fox River.


     Bellis Fair is a 764,124 square foot regional shopping center located on Interstate 5 in Bellingham, Washington, 90 miles north of Seattle and 25 miles south of the Canadian border. The Mall is anchored by JCPenney, Bon Marche, Sears, Target and Mervyns. The primary competition for Bellis Fair consists of discount retailers. While these discount retailers help draw Canadian shoppers they in turn attract shoppers to Bellis Fair due to its stronger, fashion oriented tenant mix. The discount retailers that compete with Bellis Fair include Ross Dress for Less, Home Base, Office Depot, Good Guys, Circuit City and Wal-Mart. Other competition includes a 110,000 square foot center located 15 miles north that also helps draw Canadian shoppers. Located approximately 25 miles south is a 525,000 square foot center anchored by Bon Marche, Sears and Emporium. This center lacks the desirable national tenant mix available at Bellis Fair. As a whole, these outlet centers have little impact on Bellis Fair's core market.



     Natick Mall is a 1,138,252 square foot regional mall located in Boston, Massachusetts. The mall is anchored by Filene's, Macy's, Lord & Taylor, Jordan Marsh and Sears. Natick Mall is situated in a highly competitive market of regional malls, yet the center's excellent location makes it the dominant retail facility in the trade area. The primary competition for Natick Mall consists of an upscale 444,000 square foot specialty retail center with an adjacent 300,000 square foot center. The specialty center is anchored by Bloomingdales Homestore and Filenes. The 300,000 square foot adjacent center is anchored by Henri Bendel. These centers offer unique upscale merchants with a much smaller number of tenants and a more limited fashion mix than is offered at Natick. A 1,250,000 square foot center located approximately 22 miles north is anchored by Sears, Lord & Taylor, Filene's and Macy's. A 1988 renovation to this center, which included the addition of a second level of mall shops, has secured its strong competitive position in the northwest suburban Boston community, yet its market demographics remain weaker than Natick's. A new 1,100,000 square foot center located approximately 20 miles west is anchored by Sears, JCPenney and Filenes. This center offers a more moderately priced tenant mix and is also located in a weaker demographic area than Natick's market area. In addition, a 1,370,000 square foot center is located 25 miles southeast and is anchored by Sears, Filene's, Lord Taylor and Macy's. This center contains similar tenants to and the same anchors as Natick. Because of its good location and tenant mix, it poses the most direct competition to Natick Mall.



In addition to competition from other centers which the Company's centers face, other companies, catalogues, direct mail and telemarketers also pose direct competition to the Company's Centers.


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

     BUSINESS OF THE COMPANY


     The Company, as general partner of the Operating Partnership, is engaged in the ownership, operation, management, leasing, acquisition, development, expansion and financing of enclosed mall shopping centers (the "Portfolio Centers").

     The Portfolio Centers currently consist of thirty-one Original Centers, twenty-six Homart Centers located in fifteen states and through January 2, 1997, the nineteen CenterMark centers located in eight states. Thirty-two of the fifty-seven Original Centers and Homart Centers have been expanded, renovated or developed since 1990 and several other centers are currently being redeveloped and/or expanded. In addition, over $350 million was spent by the former owners of the CenterMark Centers from 1989 to 1993 to modernize, redevelop, expand and remerchandise many of the properties.


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


ORIGINAL CENTERS BUSINESS

     The Original Centers consisted of thirty-one enclosed mall shopping centers as of December 31, 1996. The Original Centers are located throughout the United States with a concentration in the Midwest.

     A detailed listing on page 11 includes the center, location, year opened, square footage and anchors. On December 31, 1996, the Original Centers contained approximately 21 million square feet of total GLA, and approximately 10 million square feet of mall stores. As of such date, there were approximately 121 anchors and more than 2,300 mall stores.


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

     THE PORTFOLIO CENTERS

     The Portfolio Centers consist of seventy five properties, including one center that is partially owned by both GGP/Homart and CenterMark. Sixty-one of the seventy-five Portfolio Centers are enclosed mall shopping centers with at least two major department stores as Anchors and a wide variety of smaller Mall Stores. At most of the Portfolio Centers, additional Freestanding Stores are located along the perimeter of the parking area. Each Portfolio Center provides ample surface parking for shoppers. The Portfolio Centers:

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

                        GENERAL GROWTH PROPERTIES, INC.
                              PORTFOLIO ANCHORS(1)
                            As of December 31, 1996

                                                                   Total                   Square Feet
                                Name                               Stores                    (000's)
-----------------------------------------------------------        ------                  -----------
Sears                                                                47                        5,648
JCPenney                                                             45                        4,181
Dayton Hudson
         Daytons                                                      2                          269
         Hudsons                                                      3                          304
         Mervyns                                                     18                        1,482
         Target                                                      14                        1,455
                                                                  -----                      -------
                  Sub-Total Dayton Hudson                            37                        3,510
                                                                  -----                      -------
Dillards                                                             24                        3,580
May Department Stores Company
         Filenes                                                      4                          682
         Filenes Home Store                                           1                           36
         Foleys                                                       6                        1,064
         Lord & Taylor                                                3                          335
         Robinsons-May                                                3                          497
                                                                  -----                      -------
                  Sub-Total May Department Stores Company            17                        2,614
                                                                  -----                      -------
Proffitt's
         Younkers                                                     4                          355
         Herbergers                                                   1                           71
         Parisian                                                     1                           95
                                                                  -----                      -------
                  Sub-Total Proffitt's                                6                          521
                                                                  -----                      -------
Federated Department Stores
         Burdines                                                     2                          283
         Lazarus                                                      1                           50
         Macys                                                        6                        1,030
         Richs                                                        1                          240
         The Bon Marche                                               1                          100
                                                                  -----                      -------
                  Sub-Total Federated Department Stores              11                        1,703
                                                                  -----                      -------
Montgomery Ward & Co.
         Montgomery Ward                                              5                          617
         Lechmere                                                     1                           69
                                                                  -----                      -------
                  Sub-Total Montgomery Ward & Co.                     6                          686
                                                                  -----                      -------
Harcourt General
         Neiman-Marcus                                                1                          132
Mercantile Stores
         Bacons                                                       1                          187
         Castner Knott                                                1                          101
         Gayfer's                                                     1                          213
         Joslins                                                      1                          171
         JB White                                                     1                          181
                                                                  -----                      -------
                  Sub-Total Mercantile Stores                         5                          853
                                                                  -----                      -------
Kohls                                                                 2                          177
TJ Maxx                                                               2                           76
Burlington Coat Factory                                               1                          101
KMart                                                                 4                          357
Wal-Mart                                                              2                          197
All About Sports                                                      1                          335
Elder-Beerman                                                         2                          142
Emporium                                                              1                           50
Gottschalks                                                           1                          173
Hills Department Store                                                2                          175
Ross Dress For Less                                                   3                           96
Service Merchandise                                                   1                           34
Bealls                                                                2                           47
Belk                                                                  1                          122
Belk-Lindsey                                                          1                           82
Belk Men's                                                            1                           34
Boscov                                                                1                          185
Dicks Sporting Goods                                                  1                           80
Harris                                                                1                          150
Jordan Marsh                                                          1                          210
Liberty House                                                         1                           50
Oshman's Sporting Goods                                               1                           64
Saks Fifth Avenue                                                     1                          120
Scheels All Sports                                                    1                           50
Steinbachs                                                            1                           55
Strawbridge & Clothier                                                1                          218
The Bon Ton                                                           1                           82
Toys R Us                                                             1                           47
Woolworth(1)                                                          1                           50



(1)    Excludes the CenterMark Portfolio.

     MALL AND FREESTANDING STORES


     The Portfolio Centers have an aggregate of approximately 7,000 Mall and Freestanding Stores. As of December 31, 1996, national or regional chains leased approximately 91% of the space occupied in the Portfolio Centers consisting of Mall Stores and Freestanding Stores. The following table reflects the tenant representation by category in the Original Centers as of December 31, 1996. Management believes that similar tenant representation by category existed in the Portfolio Centers as of December 31, 1996.

--------------------------------------------------------------------------------------------------------------------------------
                                      % OF SQ. FT. IN
TENANT CATEGORIES                     ORIGINAL CENTERS                  TYPES OF TENANTS/PRODUCTS SOLD
--------------------------------------------------------------------------------------------------------------------------------
Women's Apparel                              21%                        Women's apparel
--------------------------------------------------------------------------------------------------------------------------------
Men's Apparel                                 2%                        Men's apparel
--------------------------------------------------------------------------------------------------------------------------------
Apparel                                      13%                        Unisex apparel, children's apparel, lingerie, formalwear
--------------------------------------------------------------------------------------------------------------------------------
Shoes                                        11%                        Shoes
--------------------------------------------------------------------------------------------------------------------------------
Specialty Food                                2%                        Candy, coffee, nuts, chocolate, health food/vitamins
--------------------------------------------------------------------------------------------------------------------------------
Food                                          9%                        Restaurant, food court
--------------------------------------------------------------------------------------------------------------------------------
Gifts                                         7%                        Cards, candles, engraving stores
                                                                        other gift or novelty
--------------------------------------------------------------------------------------------------------------------------------
Jewelry                                       3%                        Fine jewelry and costume jewelry
--------------------------------------------------------------------------------------------------------------------------------
Music/Electronics                             7%                        Music, electronics, computer and software, video rental
--------------------------------------------------------------------------------------------------------------------------------
Specialty                                    24%                        Photo studios and development, beauty and nail salons,
                                                                        pharmacy and sundries, variety stores, pet stores,
                                                                        newsstands, jewelry repair, shoe repair, tailor, optical,
                                                                        video games, sporting goods, shops for home/bath/kitchen,
                                                                        rugs, fabric stores, beds/waterbeds, luggage, perfume,
                                                                        tobacco, toys, cameras, sunglasses, books
--------------------------------------------------------------------------------------------------------------------------------
Total                                       100%
--------------------------------------------------------------------------------------------------------------------------------

     Typical tenants in Women's Apparel include The Limited, Casual Corner, Talbots and Lerner. Men's Apparel includes tenants such as J Riggings and Nicks for Men. The Apparel category typically includes Gap, Eddie Bauer, American Eagle, Buckle, Victoria's Secret and Gymboree. The Shoes category often includes tenants such as Kinney, Footlocker and Payless Shoesource.
Specialty Food tenants often include General Nutrition Center, Mr. Bulky, and Barnie's Coffee and Tea Company. The Food category typically includes restaurants such as Garfield's, fast food restaurants such as Arby's, and food court tenants such as Sbarro. Typical tenants in the Gifts Category include Disney, Things Remembered, Kirlin's Hallmark, and Spencer. Jewelry tenants typically include Friedman's Jewelers and Golden Chain Gang. The Music/Electronics category includes tenants such as Camelot Music, Radio Shack, Suncoast Pictures, and Waldensoftware. Specialty tenants include Mastercuts, One Hour Photo, California Nails, Lechter's, Kay-Bee Toys, Dollar Tree, Lemstone Books, Garden Botanika and many others. The table below shows the mall shop tenants (excluding department stores) in the Original Centers with more than 50,000 total square feet on December 31, 1996. Management believes that similar square footage percentages existed in the Portfolio Centers as of December 31, 1996.

--------------------------------------------------------------
                                         TOTAL
        TENANT NAME                     SQ. FT.     % OF TOTAL
--------------------------------------------------------------
LANE BRYANT                             151,329        2.3%
VICTORIA'S SECRET                       127,936        2.0%
PAYLESS SHOESOURCE/PAYLESS KID          117,550        1.8%
LERNER NEW YORK                         101,905        1.6%
FOOT LOCKER                              92,859        1.4%
MAURICES                                 90,567        1.4%
RADIO SHACK                              87,499        1.3%
DEB                                      86,751        1.3%
DISC JOCKEY/REEL COLLECTIONS             86,128        1.3%
KAY-BEE TOYS STORES                      84,205        1.3%
WALDENBOOKS/WALDENKIDS                   82,374        1.3%
FAMOUS FOOTWEAR                          81,777        1.2%
CHAMPS                                   69,905        1.1%
AMERICAN EAGLE OUTFITTERS                61,882        0.9%
BUCKLE, THE                              60,465        0.9%
B DALTON BOOKSELLERS                     60,385        0.9%
FOOTACTION/FOOTACTION FOR KIDS           56,823        0.9%
CASUAL CORNER                            54,856        0.8%
LIMITED EXPRESS                          54,212        0.8%
LENSCRAFTERS                             52,501        0.8%
GENERAL NUTRITION CENTER                 50,467        0.8%
--------------------------------------------------------------



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


     Two of the larger renovation and expansion projects are the renovation and expansion of Chapel Hills Mall and the expansion of Fox River Mall.

     Chapel Hills, a 957,251 square foot center located in Colorado Springs, Colorado, is currently undergoing the addition of a three level 203,000 square foot Dillards department store and adjoining parking deck. The project is scheduled to be completed and open in the first quarter of 1997. The Company will begin a renovation that will include the addition of an Ice Rink, a two-level Borders Book Store, a food court expansion, new skylights, new ceilings, hand rails, remodeled restrooms and flooring upgrades. The ice rink is slated to open in June 1998, and the renovation is expected to be completed in late 1998.

     Fox River, a 1,090,016 square foot center, located in Appleton, Wisconsin is beginning preparation for an expansion of its food court. The 35,000 square foot project will include a 7,300 square foot restaurant/brew pub, eight new permanent food court locations and an additional 300 seats, bringing the total seating capacity to 850 seats. The modifications should be substantially complete by the end of 1997.


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

     Brass Mill, a GGP/Homart project includes a 950,000 square foot enclosed mall and a 200,000 square foot power center in Waterbury, Connecticut. The mall currently has a total of 130,180 square feet signed or out for signature. Sears, JCPenney, Lechmere and Filenes have executed leases in conjunction with the development of the enclosed mall. The power center, Brass Mills Commons has 109,000 square feet executed or out for signature including Barnes & Noble and Kids 'R Us. As of December 31, 1996, $50 million has been incurred in the construction of the mall and power center. The Grand Opening is scheduled for September 17, 1997.


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


     The majority of the mall income is derived from rents received through long term leases with retail tenants. The long term leases require the tenant to pay base rent which is a fixed amount specified in the lease. The base rent is often subject to scheduled increases defined in the lease. Another component of the lease is percentage rent. Percentage rent is paid by the tenant if their sales exceed an agreed upon minimum annual amount. Percentage rent is calculated by multiplying the sales in excess of the minimum annual amount by a percentage defined in the lease agreement. Long term leases generally contain a provision for the mall to recover expenses incurred in the day-to-day operations including common area maintenance and real estate taxes. The recovery is calculated by multiplying the tenants pro-rata share of space by the total recoverable expense amounts.


     The Company's management believes that all of its Properties described herein which are owned by the Company, in whole or in part, are adequately covered by insurance.


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

     Set forth below is certain information about sales made by the Company and/or the Operating Partnership of securities during the fourth quarter of 1996, which sales were not registered under the Securities Act of 1933, as amended. The sales were all made in connection with the acquisition of the malls and interests therein indicated below, were effected in reliance upon the exemption contained in Section 4 (2) of the Securities Act of 1933, as amended and/or Regulation D promulgated thereunder, and were not underwritten offerings.




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

 11/27/96        Company         Common Stock    895,928  The Equitable Life    Sooner Fashion Mall
                                                          Assurance Society     and 50% of Quail
                                                          of the United         Springs Mall
                                                          States

 12/06/96        Operating       Units(1)      1,445,000  Forbes-Cohen          Lakeview Square,
                 Partnership                              Properties,           Lansing Mall and
                                                          Lakeview Square       Westwood Mall
                                                          Associates and
                                                          Jackson Properties


(1) Holders of the units sold by the Operating Partnership have the right, on or after December 7, 1997, to require that the Operating Partnership redeem such units for cash; provided, however, that the Company may assume the Operating Partnership's obligations and redeem the units for cash or shares of the Company's Common Stock on a one-for-one basis.

SELECTED FINANCIAL DATA
     (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following table sets forth selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report.


                                             1996                 1995           1994           1993          1992
                                          ----------           ----------     ----------    ----------   -----------
OPERATING DATA
  Revenue                                 $  217,405           $  167,396     $  152,583    $  142,210    $  119,050
  Operating Expenses                          75,954               63,968         63,118        55,073        46,379
  Depreciation and Amortization               39,809               30,855         28,190        25,377        22,074
  Interest Expense, Net                       66,439               46,334         42,995        37,495        47,249
  Equity in Net Income (Loss) of
    Unconsolidated Affiliates                 17,589                9,274          6,096             -          (620)
  Gain on the sale of a portion of
    CenterMark                                43,821               33,397              -             -             -
  Net Income
    Before Minority Interest                  96,613               68,910         24,376        24,265         2,728
  Minority Interests (1)                     (34,580)             (25,856)        (9,518)       (9,823)       (2,728)
  Extraordinary Item                          (2,291)                   -           (693)       (1,832)            -
  Net Income                                  59,742               43,054         14,165        12,610             -
  Earnings Per Share Before
    Extraordinary Item                          2.20                 1.69            .65           .63             -
  Net Earnings Per Share                        2.12                 1.69            .62           .55             -
  Distributions Declared Per Share              1.72                 1.66           1.58          1.05             -

CASH FLOW DATA
  Operating Activities                    $   52,688           $   60,660     $   48,936    $   53,077    $   24,313
  Investing Activities                       (14,771)            (469,204)      (145,253)     (111,408)      (38,358)
  Financing Activities                       (40,268)             421,225         96,380        52,587        16,421

FUNDS FROM OPERATIONS
     (Unaudited)
  Funds From Operations (2)
    Operating Partnership                 $  108,526           $   81,214     $   69,610    $   47,810    $   25,422
  Minority Interest                          (39,841)             (30,915)       (27,927)      (19,189)      (25,422)
  Funds From Operations Company               68,685               50,299         41,683        28,621             -

BALANCE SHEET DATA
  Investment in Real Estate Assets        $1,639,440           $1,547,621     $  996,125    $  786,008    $  668,979
  Total Assets                             1,757,717            1,455,982        906,533       789,455       629,500
  Total Debt                               1,169,493            1,027,932        607,561       453,437       728,310
  Stockholders' Equity/(Deficit)             330,267              229,383        154,426       173,013      (116,237)



(1) Current minority holders (primarily the Bucksbaums) who were previously the sole stockholders of the Company.

(2) Represents net income before minority interest excluding straight line rent plus real estate depreciation and amortization and adjusted for equity in net income (loss) of unconsolidated affiliates (including related depreciation and amortization). Funds From Operations does not represent cash flow from operations as defined by Generally Accepted Accounting Principles (GAAP) and is not necessarily indicative of cash available to fund all cash requirements.


FUNDS FROM OPERATIONS

Funds from Operations is used by the real estate industry and investment community as a primary measure of the performance of real estate companies.
The National     Association of Real Estate Investment Trusts ("NAREIT")
defines Funds from Operations as net income (loss) (computed in accordance with generally accepted accounting principles ("GAAP")), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. In calculating its Funds from Operations, the Company also excludes non-cash straight line rent and gains on land sales, if any. The NAREIT definition of Funds from Operations does not exclude the aforementioned items. The Company's Funds from Operations may not be directly comparable to similarly titled measures reported by other real estate investment trusts. Funds from Operations does not represent cash generated from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure ofthe Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.


RECONCILIATION OF NET INCOME DETERMINED IN ACCORDANCE WITH
GENERALLY ACCEPTED ACCOUNTING PRINCIPLES TO FFO:
---------------------------------------------------------------------------------------
                                                     1996         1995          1994
                                                  ---------     --------      --------
Net income                                        $  59,742     $ 43,054      $ 14,165
Extraordinary item - charges related to early
   retirement of debt                                 2,291                        693
Allocations to Operation Partnership Unitholders     34,580       25,856         9,518
Gain on sales                                       (43,975)     (33,397)
Straight line rents                                  (6,195)      (2,997)
Pro Forma adjustments (a)                                                         (499)
Depreciation and amortization                        62,083       48,698        45,733

                                                  ---------     --------      --------
Funds From Operations                             $ 108,526     $ 81,214      $ 69,610
                                                  =========     ========      ========

(a) 1994 includes pro forma adjustments to account for the acquisition of 40% of CenterMark as though it occurred on January 1, 1994.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and the notes thereto appearing later in this Annual Report.


FORWARD LOOKING INFORMATION

     Forward looking statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations may include certain forward-looking information statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements or expectation. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates" and "should" and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

     Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions, interest rate trends, cost of capital and capital requirements, availability of real estate properties, competition from other companies and venues for the sale/distribution of goods and services, shifts in customer demands, tenant bankruptcies, changes in operating expenses, including employee wages, benefits and training, governmental and public policy changes and the continued availability of financing in the amounts and the terms necessary to support the Company's future business.


     CERTAIN INFORMATION ABOUT THE PORTFOLIO CENTERS

     At December 31, 1996, the Company together with the Operating Partnership owned 100% of thirty enclosed regional shopping centers (the "Original Centers") and 50% of Quail Springs, 38.2% of the stock of GGP/Homart, Inc., 15.4% of the stock of Centermark Properties Inc., and a non-voting preferred stock interest in General Growth Management, Inc. ("GGMI"). CenterMark owns interests in nineteen shopping centers (the "CenterMark Centers") and other properties. GGP/Homart owns interests in twenty-six shopping centers (the "Homart Centers") and one center under development. Together, the Original Centers, the CenterMark Centers and the Homart Centers comprise the operating partnership portfolio (the "Portfolio Centers"). Virtually all of the Company's revenues are derived from fixed minimum rents, percentage rents and recoveries of operating expenses from its tenants. Inasmuch as the Company's financial statements reflect the use of the equity method to account for its investments in CenterMark, GGP/Homart, GGMI and Quail Springs Mall, the discussion of results of operations below relates primarily to the revenues and expenses of the Original Centers.



     On December 31, 1996, the Portfolio Centers were approximately 85.4% leased. Excluding certain shopping centers that are currently undergoing redevelopment, the occupancy of the Portfolio Centers which are not currently undergoing redevelopment on December 31, 1996, was approximately 86.3%.



     Comparable mall store sales are sales of those tenants that were open the previous 12 months. Therefore comparable mall store sales in 1996 are of those tenants that were operating the entire year of 1995. Comparable mall store sales averaged $260 per square foot at the Portfolio Centers in 1996. In 1996, total mall store sales at the Portfolio Centers increased by 4.7% over 1995, and comparable mall store sales increased by 2.2% over 1995.


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

     Equity in net income of unconsolidated affiliates increased by $8.3 million, from $9.3 million in 1995 to $17.6 million in 1996, or an 89% increase. Approximately $8.7 million of the increase is attributable to the Company's 38.2% interest in GGP/Homart's net income. The increase of $0.8 million in CenterMark's net income was due to changing from the equity method to the cost method of accounting as a result of the Company's reduced ownership interest in CenterMark (see Note 3 of notes to consolidated financial statements). The Company's investment in Quail Springs Mall accounted for a $0.1 million increase and GGMI accounted for a decrease of approximately $1.3 million. In addition, the Company had a gain of $43.8 million on the sale of a portion of its interest in CenterMark on July 1, 1996. As of that date, the Company's interest in CenterMark was reduced to 15.4%.

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

LIQUIDITY AND CAPITAL RESOURCES


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

     Brass Mill, a GGP/Homart project includes a 950,000 square foot enclosed mall and a 200,000 square foot power center in Waterbury, Connecticut. The mall currently has a total of 130,180 square feet signed or out for signature. Sears, JCPenney, Lechmere and Filenes have executed leases in conjunction with the development of the enclosed mall. The power center, Brass Mills Commons has 109,000 square feet executed or out for signature including Barnes & Noble and Kids 'R Us. As of December 31, 1996, $50 million has been incurred in the construction of the mall and power center. The Grand Opening is scheduled for September 17, 1997.


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


SUMMARY OF INVESTING ACTIVITIES

     Net cash used by investing activities in 1996 was $14.8 million, compared to a use of $469.2 million in 1995. Cash flow from investing activities was effected by the timing of acquisitions, development and improvements to real estate properties, requiring a use of cash of approximately $121.1 million in 1996 compared to $380.0 in 1995. Natick Mall was acquired in 1995 for approximately $265.0 million. The sale of portions of CenterMark provided cash flow of $87.0 million in 1996 and $72.5 million in 1995. Investments in GGP/Homart used $19.1 million of cash flow in 1996 compared to a use of $178.0 million in 1995. GGP/Homart was acquired during 1995. Distributions received from GGP/Homart in 1996 were $13.8 million. The collection of notes receivable from affiliates increased cash flow from investing activities by $12.6 million in 1996.

     Net cash used by investing activities in 1995 was $469.2 million compared to $145.3 million in 1994. Acquisitions, developments of real estate and improvements and additions to property used $380.0 million of cash flow in 1995 compared to a use of $37.1 million in 1994. The acquisition of Natick Mall and development activity at Eagle Ridge and West Valley accounted for the majority of the increase in 1995 compared to 1994. The sale of short-term investments created a $61.8 million increase in cash flow in 1994. Proceeds from the sale of a portion of CenterMark increased cash flow $72.5 million in 1995. Distributions from CenterMark were $23.5 million in 1995 compared to $14.6 million in 1994. Investments in unconsolidated affiliates used $178.0 million of cash flow in 1995 in connection with the acquisition of GGP/Homart, compared to a $181.5 million used in the CenterMark acquisition during 1994.

SUMMARY OF FINANCING ACTIVITIES

     Financing activities in 1996 used $40.3 million of cash compared to a $421.2 million source of cash flow in 1995. The net change in cash flow from financing activities form 1995 to 1996 is made up of three main components. First, distributions decreased cash flow from 1995 to 1996 by $8.9 million due to the increased distribution rate and additional shares and Operating Partnership Units outstanding during 1996 compared to 1995. Net borrowing activity was a $37.7 million source in 1996 compared to a $400.7 million source of cash flow in 1995. The financing associated with the acquisitions of GGP/Homart and Natick Mall accounted for the majority of activity in 1995. The third main component is the net proceeds from the sale of common stock totaling $87.9 million in May of 1995 and none in 1996.

     Financing activities in 1995 created a source of cash flow totaling $421.2 million compared to a $96.4 million source of cash flow in 1994. The net change of $324.8 million is primarily due to three components. First,
distributions   decreased cash flow $7.9 million more in 1995 compared to 1994.
This was primarily due to the issuance of additional shares in connection with the follow-on stock offering in May of 1995 and the increased distribution rate. Second, net borrowings increased cash flow $400.7 million in 1995 compared to an increase of $154.1 million in 1994. The increased borrowing activity was primarily attributable to the financing activities related to the acquisitions of GGP/Homart and Natick Mall. Third, the follow-on stock offering in 1995 contributed an increase of $87.9 million in cash flow net of stock issuance costs.



REIT REQUIREMENTS


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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.


PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY


     There is hereby incorporated by reference the information which appears under the captions "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders. The executive officers serve at the pleasure of the Board of Directors. John Bucksbaum, Executive Vice President is the son of Matthew Bucksbaum, Chairman and Chief Executive Officer.



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


                                    Date:  January 15, 1998



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                            Title                      Date
---------                            -----                      ----



/s/ Robert Michaels          President and Director        January 15, 1998
--------------------------
Robert Michaels

/s/ John Bucksbaum           Executive Vice President -    January 15, 1998
--------------------------   Director
John Bucksbaum

/s/ Bernard Freibaum         Executive Vice President -    January 15, 1998
--------------------------   Chief Financial Officer and
Bernard Freibaum             Principal Accounting Officer


/s/ Anthony Downs            Director                      January 15, 1998
--------------------------
Anthony Downs

/s/ Morris Mark              Director                      January 15, 1998
--------------------------
Morris Mark

/s/ Beth Stewart             Director                      January 15, 1998
--------------------------
Beth Stewart

/s/ Lorne Weil               Director                      January 15, 1998
---------------------------
A. Lorne Weil

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


   Westfield America, Inc. formerly CenterMark Properties, Inc.
   Consolidated Financial Statements
   Report of Independent Auditors                                        G-1
   Report of Independent Auditors                                        G-2
           Consolidated Balance Sheets as of March 31, 1997
            (unaudited) December 31, 1996 and 1995                       G-3
   Consolidated Statements of Income for the three months
            ended March 31, 1997 and 1996 (unaudited) and for the
            years ended December 31, 1996 and 1995, the period from
            February 12, 1994 through December 31, 1994 and the period
            from January 1, 1994 through February 11, 1994               G-4
   Consolidated Statements of Changes in Shareholders' Equity
            for the three months ended March 31, 1997 and 1996
            (unaudited) and for the years ended December 31, 1996 and
            1995, the period from February 12, 1994 through December 31,
            1994 and the period from January 1, 1994 through February
            11, 1994                                                     G-5
   Consolidated Statements of Cash Flows for the three months ended March 31, 1997 and 1996 (unaudited) and for the years ended December 31, 1996 and 1995, the period from February
            12, 1994 through December 31, 1994 and the period from
            January 1, 1994 through February 11, 1994                    G-6
           Notes to Consolidated Financial Statements                    G-8
   Schedule III Real Estate Investment and Accumulated Depreciation      G-26

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

     OPERATING PARTNERSHIP

     The Operating Partnership commenced operations on April 15, 1993 and at December 31, 1996, the Company together with the Operating Partnership owned 100% of thirty enclosed regional shopping centers (the "Original Centers"), a 15.4% interest in CenterMark Properties, Inc. (see Note 3), a 38.2% interest in GGP/Homart, Inc. (see Note 4), a non-voting preferred stock ownership interest in General Growth Management, Inc. (see Note 6) and a 50% interest in Quail Springs Mall (see Note 5). At December 31, 1996, the Company owned a 63% general partnership interest in the Operating Partnership and various minority interests own the remaining
     37% limited partnership interest.


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
                                                               ===========





2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     PRINCIPLES OF CONSOLIDATION

     The accompanying financial statements of the Company have been prepared on a consolidated basis which include the accounts of the Company, its majority owned Operating Partnerships and its subsidiaries. All significant intercompany balances and transactions have been eliminated.


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

     INVESTMENT IN AFFILIATES

     The Company acquired a 40% interest in CenterMark Properties, Inc. ("CenterMark") in February 1994 and a 38.2% interest in GGP/Homart, Inc. ("GGP/Homart") in December 1995. In December 1995, and July 1996 the Company sold 25% and 35%, respectively, of its 40% interest in CenterMark resulting in a 15.4% interest at December 31, 1996 after giving effect to a CenterMark private offering. During 1996, the Company acquired a non-voting preferred stock interest in General Growth Management, Inc. ("GGMI") (See Note 6) and a 50% interest in Quail Springs Mall. The Company accounts for its investment in affiliates using the equity method whereby the cost of an investment is adjusted for the Company's share of equity in net income or loss from the date of acquisition and reduced by distributions received. Due to currently unpaid and accrued preferences as described in Note 6 on the preferred stock, the Operating Partnership was entitled to 100% of the earnings and cash flow generated by GGMI in 1996. Subsequent to the July 1996 sale, the investment in CenterMark is accounted for using the cost method whereby distributions received are included in income instead of its share of equity in net income or loss.


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

     During 1996, the Operating Partnership acquired a non-voting preferred stock ownership interest in GGMI, a taxable subchapter C Corporation. As a result, state and Federal income taxes on its net taxable income are payable by GGMI.

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

6.    ACQUISITION OF GENERAL GROWTH MANAGEMENT, INC.


      On December 22, 1995, GGP Management, Inc. was formed to manage, lease, develop and operate enclosed malls. The Operating Partnership owned
      100% of the non-voting preferred stock ownership interest in GGP Management, Inc. representing 95% of the equity interest. Key employees of the Company held the remaining 5% ownership interest therein, which interest was in the form of common stock which was entitled to all of the voting rights in GGP Management, Inc. In August 1996, GGP Management, Inc. acquired General Growth Management, Inc. ("GGMI") through arm's length negotiations for approximately $51,500, which was accounted for as a purchase by completing the following steps: GGP Management, Inc. borrowed approximately $39,900 from the Operating Partnership, and used the loan proceeds to acquire 1,555,855 newly-issued common shares of the Company from the Company. GGP Management, Inc. then exchanged the 1,555,855 common shares and 453,791 Operating Partnership Units (contributed by the Operating Partnership) for 100% of the outstanding shares in GGMI. GGP Management, Inc. was then merged into GGMI with GGMI as the surviving entity.



      The Operating Partnership currently holds all of the non-voting preferred stock ownership interest in GGMI representing 95% of the equity interest. Five key employees of the Company hold the remaining 5% equity interest through ownership of 100% of the common stock which is entitled to all voting rights in GGMI. GGMI can not distribute funds until its available cash flow exceeds all accumulated preferred dividends owed to the preferred stockholders. Any dividends in excess of the preferred cumulative dividend are allocated 95% to the preferred stockholders and 5% to the common stockholders. The interest only loan from the Operating Partnership to GGMI bears interest at 14% and matures in 2016. GGMI may make principal payments on the loan if it has sufficient cash flow. GGMI manages, leases, and performs various other services for the Original Centers, GGP/Homart and other properties owned by unaffiliated parties.

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

                       GENERAL GROWTH PROPERTIES, INC.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

               (Dollars in thousands, except Per Share Amounts)


16. PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

      Due to the impact of the acquisition of 100% of Lakeview Square Mall, Lansing Mall, Westwood Mall, Park Mall, and Sooner Mall and 50% of Quail Springs Mall, which occurred in the fourth quarter of 1996, the follow-on stock offering in 1995, acquisitions of Natick Mall and 38.2% of GGP/Homart in 1995, the acquisition of 40% of CenterMark in 1994 and the sale of 25% and 35% of the Company's interest in CenterMark during 1995 and 1996, historical results of operations may not be indicative of future results of operations. The pro forma condensed consolidated statements of operations for 1996 include adjustments for the acquisition of 100% of the five operating properties, 50% of Quail Springs Mall and the disposition of 35% of the original 40% interest in CenterMark Properties as if they had occurred on January 1, 1996. The pro forma condensed consolidated statements of operations for 1995 include adjustments for the acquisition of 100% of the five operating properties, 50% of Quail Springs Mall, GGP/Homart, the follow-on stock offering, Natick Mall and the disposition of 60% of the original 40% interest in CenterMark Properties as if they had occurred on January 1, 1995. The pro forma condensed consolidated statements of operations for 1994 include adjustments for the follow-on stock offering, the acquisitions of Natick Mall, 38.2% of GGP/Homart and the sale of 25% of the Company's interest in CenterMark as if these transactions had occurred on January 1, 1994. The pro forma information is based upon the historical consolidated statements of operations and does not purport to present what actual results would have been had the offerings, acquisitions, sale and related transactions, in fact, occurred at the previously mentioned dates, or to project results for any future period.

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
                                      ===========       ==========     ==========


(f) Depreciation is computed based upon the following estimated lives:

 Buildings, improvements and carrying costs      40 years
 Tenant allowances                               10-40 years
 Equipment and fixtures                          10 years

                         REPORT OF INDEPENDENT AUDITORS

                              --------------------




To the Board of Directors
of Westfield America, Inc.:

         We have audited the accompanying consolidated balance sheet of Westfield America, Inc. and Subsidiaries formerly CenterMark Properties, Inc. (the "Company") as of December 31, 1996 and the related consolidated statement of income, shareholders' equity and cash flows for the year then ended (our audit also includes the financial statement schedule on page G-26). These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audit.

         We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audit provides a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the consolidated financial position of Westfield America, Inc. and Subsidiaries as of December 31, 1996 and the consolidated results of operations and cash flows for the year then ended in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth thereof.

Ernst & Young LLP

Los Angeles, California
February 28, 1997

                         REPORT OF INDEPENDENT AUDITORS

                              --------------------



To the Board of Directors
of Westfield America, Inc.:

         We have audited the accompanying consolidated balance sheet of Westfield America, Inc. and Subsidiaries, formerly CenterMark Properties, Inc. (the "Company"), as of December 31, 1995 and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year ended December 31, 1995 and the periods from February 12, 1994 through December 31, 1994 and from January 1, 1994 through February 11, 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe our audits provide a reasonable basis for our opinion.

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects the consolidated financial position of Westfield America, Inc. and Subsidiaries as of December 31, 1995 and the consolidated results of its operations and its cash flows for the year ended December 31, 1995 and the periods from February 12, 1994 through December 31, 1994 and from January 1, 1994 through February 11, 1994 in conformity with generally accepted accounting principles.

Coopers & Lybrand L.L.P.

Los Angeles, California
February 13, 1996, except for information as to earnings per share, dividends per share and average shares outstanding, for which the date is March 3, 1997.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)




                                                        ASSETS
                                                                                      MARCH 31,                DECEMBER 31,
                                                                                     ----------        --------------------------
                                                                                         1997             1996             1995
                                                                                     ----------        ----------        --------
                                                                                     (UNAUDITED)
INVESTMENT IN REAL ESTATE:
   Land .......................................................................      $  196,810        $  196,810        $143,851
   Buildings, improvements and equipment ......................................       1,001,768           975,224         503,125
   Less accumulated depreciation and amortization .............................        (121,533)         (110,260)        (52,657)
                                                                                     ----------        ----------        --------
      Net property and equipment ..............................................       1,077,045         1,061,774         594,319
   Construction in progress ...................................................          33,135            49,821           5,447
   Investments in unconsolidated real estate partnerships .....................         103,422           106,488         135,484
   Direct financing leases receivable .........................................          91,860            92,351          94,234
                                                                                     ----------        ----------        --------
      Net investment in real estate ...........................................       1,305,462         1,310,434         829,484
CASH AND CASH EQUIVALENTS .....................................................           2,647             6,729              --
RESTRICTED CASH ...............................................................              --                --             100
ACCOUNTS AND NOTES RECEIVABLE (net of allowance of $6,305, $6,441 and $4,187 in          21,768            19,716           9,661
   1997, 1996 and 1995, respectively)
DEFERRED EXPENSES AND OTHER ASSETS, NET .......................................           9,125             7,691           5,461
                                                                                     ----------        ----------        --------
      Total assets ............................................................      $1,339,002        $1,344,570        $844,706
                                                                                     ==========        ==========        ========


                                         LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
   Notes payable ..............................................................      $  783,285        $  770,625        $426,781
   Accounts payable and accrued expenses ......................................          29,681            33,380          23,903
   Distribution payable .......................................................           1,952            21,981          13,603
   Minority interest ..........................................................              --                54              --
                                                                                     ----------        ----------        --------
      Total liabilities .......................................................         814,918           826,040         464,287
                                                                                     ----------        ----------        --------
COMMITMENTS AND CONTINGENCIES .................................................              --                --              --
SHAREHOLDERS' EQUITY (NOTE 9):
   Common stock ...............................................................             529               529             453
   Preferred stock ............................................................          94,000            94,000              --
   Additional paid-in capital .................................................         424,001           424,001         379,966
   Retained earnings ..........................................................           5,554                --              --
                                                                                     ----------        ----------        --------
      Total shareholders' equity ..............................................         524,084           518,530         380,419
                                                                                     ----------        ----------        --------
      Total liabilities and shareholders' equity ..............................      $1,339,002        $1,344,570        $844,706
                                                                                     ==========        ==========        ========



               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                            -------------------------

                                                                                                   PERIOD FROM     PERIOD FROM
                                         THREE MONTHS ENDED                  YEAR ENDED            FEBRUARY 12,     JANUARY 1,
                                       -----------------------      ---------------------------    1994 THROUGH    1994 THROUGH
                                       MARCH 31,      MARCH 31,     DECEMBER 31,    DECEMBER 31,    DECEMBER 31,   FEBRUARY 11,
                                         1997           1996            1996            1995           1994           1994
                                       --------       --------       ---------       ---------       --------       --------
                                             (UNAUDITED)
REVENUES:
   Minimum rents ................      $ 30,742       $ 20,967       $ 106,393       $  75,154       $ 58,750       $  7,309
   Tenant recoveries ............        14,055          8,987          44,423          32,335         32,023          4,036
   Percentage rents .............         1,986          1,572           3,991           1,690          2,470            467
   Service fee income
      from unconsolidated
      real estate
      partnerships ..............           120            475           1,282           2,148          6,213            957
                                       --------       --------       ---------       ---------       --------       --------
      Total revenues ............        46,903         32,001         156,089         111,327         99,456         12,769
                                       --------       --------       ---------       ---------       --------       --------

EXPENSES:
   Operating_recoverable ........        13,771          8,916          44,487          31,184         29,477          4,326
   Other operating ..............           992            721           4,513           3,061             --             --
   Management fees ..............           928            728           3,495           1,828             --             --
   Advisory fee (not
      payable) ..................            --             --           2,600              --             --             --
   General and
      administrative ............           236            153             808             776          7,129          2,543
   Depreciation and
      amortization ..............        11,539          8,027          38,033          28,864         24,897          3,605
                                       --------       --------       ---------       ---------       --------       --------
      Total expenses ............        27,466         18,545          93,936          65,713         61,503         10,474
                                       --------       --------       ---------       ---------       --------       --------

OPERATING INCOME ................        19,437         13,456          62,153          45,614         37,953          2,295
INTEREST EXPENSE, NET ...........       (12,860)        (7,482)        (40,233)        (27,916)       (24,156)          (481)
OTHER INCOME:
   Equity in income
      (losses) of
      unconsolidated real
      estate partnerships .......         1,293            733           3,063           3,359           (386)        (2,151)
   Interest and other
      income ....................           312            230             776             789          1,830            340
                                       --------       --------       ---------       ---------       --------       --------

INCOME BEFORE MINORITY
   INTEREST .....................         8,182          6,937          25,759          21,846         15,241              3
MINORITY INTEREST IN
   EARNINGS OF
   CONSOLIDATED REAL
   ESTATE PARTNERSHIP ...........          (218)          (230)         (1,063)             --             --             --
                                       --------       --------       ---------       ---------       --------       --------
NET INCOME ......................      $  7,964       $  6,707       $  24,696       $  21,846       $ 15,241       $      3
                                       ========       ========       =========       =========       ========       ========

Net Income allocable to preferred
   shares .......................      $  1,998       $      1       $   4,264       $       3       $     --       $     --
                                       --------       --------       ---------       ---------       --------       --------
Net Income allocable to
   common shares ................         5,966          6,706          20,432          21,843         15,241              3
                                       --------       --------       ---------       ---------       --------       --------
                                       $  7,964       $  6,707          24,696          21,846         15,241              3
                                       ========       ========       =========       =========       ========       ========
Earnings per share ..............      $   0.11       $   0.15       $    0.42       $    0.48       $   0.34
DISTRIBUTIONS DECLARED
   PER COMMON SHARE .............      $   0.01       $   0.06       $    1.51       $    1.68       $   0.81
WEIGHTED AVERAGE NUMBER
   OF COMMON SHARES .............        53,481         45,109          49,383          44,978         44,902


               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (IN THOUSANDS)

                            -------------------------

                                                                                                                   TOTAL
                                                        COMMON       PREFERRED     ADDITIONAL      RETAINED     SHAREHOLDERS'
                                                         STOCK         STOCK    PAID-IN CAPITAL    EARNINGS        EQUITY
                                                        -------       -------   ---------------    --------       ---------
BALANCES, JANUARY 1, 1994 ........................      $ 5,200       $    --      $ 657,630       $  7,137       $ 669,967
Net income for the period from January 1, 1994
   through February 11, 1994 .....................           --            --             --              3               3
Capital contributions from Prudential ............           --            --         48,000             --          48,000
Distributions paid to Prudential .................           --            --       (460,558)        (7,140)       (467,698)
Distribution of partnership interest to Prudential           --            --         (4,888)            --          (4,888)
Capital contributions from GWG ...................           --            --         32,030             --          32,030
                                                        -------       -------      ---------       --------       ---------
BALANCES, FEBRUARY 12, 1994 ......................        5,200            --        272,214             --         277,414
Adjustment to reflect cost allocated to GWG's
   investment in CenterMark Properties, Inc. .....       (5,200)           --        179,826             --         174,626
                                                        -------       -------      ---------       --------       ---------
BALANCES, FEBRUARY 12, 1994, as adjusted .........           --            --        452,040             --         452,040
Stock split, 8980.3983 shares to 1 ...............          451            --           (451)            --              --
Net income for the period from February 12, 1994
   through December 31, 1994 .....................           --            --             --         15,241          15,241
Distributions on common stock ....................           --            --        (21,258)       (15,241)        (36,499)
                                                        -------       -------      ---------       --------       ---------
BALANCES, DECEMBER 31, 1994 ......................          451            --        430,331             --         430,782
Net income for the year ended December 31, 1995 ..           --            --             --         21,846          21,846
Issuance of common stock .........................           --            --          3,170             --           3,170
Issuance of preferred stock ......................            2            --             50             --              52
Distributions on common stock ....................           --            --        (53,585)       (21,843)        (75,428)
Distributions on preferred stock .................           --            --             --             (3)             (3)
                                                        -------       -------      ---------       --------       ---------
BALANCES, DECEMBER 31, 1995 ......................          453            --        379,966             --         380,419
Net income for the year ended December 31, 1996 ..           --            --             --         24,696          24,696
Issuance of common stock .........................          212            --        342,109             --         342,321
Cost of issuance of stock ........................           --            --        (29,000)            --         (29,000)
Repurchase of common stock .......................         (136)           --       (217,864)            --        (218,000)
Issuance of preferred stock ......................           --        94,000             --             --          94,000
Advisory fee (not payable) .......................           --            --          2,600             --           2,600
Distributions on common stock ....................           --            --        (53,810)       (20,432)        (74,242)
Distributions on preferred stock .................           --            --             --         (4,264)         (4,264)
                                                        -------       -------      ---------       --------       ---------
BALANCES, DECEMBER 31, 1996 ......................          529        94,000        424,001             --         518,530
Net income for the three months ended March 31,
   1997 (unaudited) ..............................           --            --             --          7,964           7,964
Distributions on common stock (unaudited) ........           --            --             --           (412)           (412)
Distributions on preferred stock (unaudited) .....           --            --             --         (1,998)         (1,998)
                                                        -------       -------      ---------       --------       ---------
   BALANCES, MARCH 31, 1997 (UNAUDITED) ..........      $   529       $94,000      $ 424,001       $  5,554       $ 524,084
                                                        =======       =======      =========       ========       =========




               The accompanying notes are an integral part of the
                       consolidated financial statements.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                               ------------------

                                                                                                         PERIOD FROM    PERIOD FROM
                                                    THREE MONTHS ENDED                                   FEBRUARY 12,    JANUARY 1,
                                                 -----------------------                    YEAR ENDED   1994 THROUGH   1994 THROUGH
                                                 MARCH 31,     MARCH 31,    DECEMBER 31,   DECEMBER 31,  DECEMBER 31,   FEBRUARY 11,
                                                   1997          1996           1996           1995         1994            1994
                                                 ---------     ---------    ------------   ------------  ------------   ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..............................     $  7,964      $  6,707      $  24,696      $ 21,846      $ 15,241      $       3
  Adjustments to reconcile net
      income to net cash provided by
      operating activities:
      Depreciation .........................       11,273         7,828         37,130        28,296        24,405          3,421
      Amortization .........................          349           393          1,466           854           492            184
      Equity in (income) losses of
        unconsolidated real estate
        partnership ........................       (1,293)         (733)        (3,063)       (3,359)          386          2,151
      Minority interest in earnings of
        consolidated real
        estate partnership .................          218           230          1,063            --            --             --
      Advisory fee (not payable) ...........           --            --          2,600            --            --
  Changes in assets and liabilities:
      Accounts receivable, net .............       (2,079)       (2,162)        (5,510)        2,525            41         (1,464)
      Deferred expenses and other assets ...       (1,375)         (387)          (580)         (605)         (795)        (3,473)
      Accounts payable and accrued
        expenses ...........................       (3,479)          (62)        (1,914)       (6,567)      (19,105)        11,804
      Deferred income taxes ................           (8)           (6)            --            --            --         (7,332)
                                                 --------      --------      ---------      --------      --------      ---------
   Net cash flows provided by
      operating activities .................       11,570        11,808         55,888        42,990        20,665          5,294
                                                 --------      --------      ---------      --------      --------      ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ....................      (10,266)       (5,522)       (44,084)      (12,787)      (26,782)        (5,304)
   Purchase of unconsolidated
      partnership interest .................           --            --             --        (2,000)           --             --
   Purchase of WPI, net of cash acquired ...           --            --        (62,794)           --            --             --
   Cash distributions received from
      unconsolidated real
      estate partnerships ..................        4,359         1,717         10,786        16,558        29,961            267
   Cash and cash equivalents of
      consolidated real
      estate partnership ...................           --         2,389          2,389            --            --             --
   Repayment of direct financing leases
      receivable ...........................          491           459          1,883         1,786         1,360             --
   Notes receivable advances ...............           --            --             --          (268)          (40)            --
   Notes receivable repayments .............           27            24            107           186           815            119
   Decrease (increase) in investments ......           --            --             --           248         6,432           (709)
   Decrease (increase) in restricted cash ..           --           100            100         1,318        15,612        (17,030)
   Repayment of advances made to
      unconsolidated real estate
      partnerships .........................           --            --             --           435           300             --
   Capital contribution to unconsolidated
      real estate partnerships .............           --            --             --            --        (4,102)          (844)
                                                 --------      --------      ---------      --------      --------      ---------
   Net cash flows (used in) provided by
      investing activities .................     $ (5,389)     $   (833)     $ (91,613)     $  5,476      $ 23,556      $ (23,501)
                                                 --------      --------      ---------      --------      --------      ---------

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                               ------------------

                                                                                                         PERIOD FROM    PERIOD FROM
                                                    THREE MONTHS ENDED                                   FEBRUARY 12,   FEBRUARY 12,
                                                 -----------------------                    YEAR ENDED   1994 THROUGH   1994 THROUGH
                                                 MARCH 31,     MARCH 31,    DECEMBER 31,   DECEMBER 31,  DECEMBER 31,   FEBRUARY 11,
                                                   1997          1996           1996           1995         1994            1994
                                                 ---------     ---------    ------------   ------------  ------------   ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of common stock ..     $     --      $     --      $ 340,405      $     --      $     --      $  32,030
   Proceeds from issuance of preferred stock           --            --         94,000            52            --             --
   Purchase stock from common stockholders .           --            --       (218,000)           --            --             --
   Stock issuance costs ....................           --            --        (29,000)           --            --             --
   Cash distributions paid to preferred
      shareholders .........................       (2,241)           (1)        (2,070)           (3)           --             --
   Cash distributions paid to common
      stockholders .........................      (20,198)      (17,595)       (69,568)      (61,825)      (36,499)            --
   Shareholder recontribution of
      distributions ........................           --         1,759          3,426         3,170            --             --
   Decrease in minority interest in
      consolidated real estate
      partnership ..........................         (484)           --           (316)           --            --             --
   Proceeds from notes payable .............       22,755        23,381        114,172        16,700            --        413,681
   Principal payments on notes payable .....      (10,095)      (17,054)      (190,595)      (20,816)      (31,489)            --
   Capital contributions from Prudential ...           --            --             --            --            --         48,000
   Cash distributions paid to Prudential ...           --            --             --            --            --       (467,698)
                                                 --------      --------      ---------      --------      --------      ---------
   Net cash flows (used in) provided by
      financing activities .................      (10,263)       (9,510)        42,454       (62,722)      (67,988)        26,013
                                                 --------      --------      ---------      --------      --------      ---------
   Net (decrease) increase in cash
      and cash equivalents .................       (4,082)        1,465          6,729       (14,256)      (23,767)         7,806
CASH AND CASH EQUIVALENTS, beginning
   of period ...............................        6,729            --             --        14,256        38,023         30,217
                                                 --------      --------      ---------      --------      --------      ---------
CASH AND CASH EQUIVALENTS, end of period ...     $  2,647      $  1,465      $   6,729      $     --      $ 14,256      $  38,023
                                                 ========      ========      =========      ========      ========      =========




Supplemental cash flow information provided in Note 10.

               The accompanying notes are an intergral part of the
                        consolidated financial statements

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                               -------------------

1. ORGANIZATION AND CHANGE IN OWNERSHIP:

         Westfield America, Inc. ("WEA" or the "Company"), formerly CenterMark Properties, Inc., is primarily in the business of owning, operating, leasing, developing, redeveloping and acquiring super regional and regional retail shopping centers in major metropolitan areas in the United States. On February 11, 1994, 100% of the stock of WEA, formerly May Centers, Inc., and subsidiaries, was acquired from the Prudential Insurance Company of America ("Prudential") through a stock purchase agreement ("Stock Purchase Agreement") between Prudential and GGP Limited Partnership ("GGP"), Westfield U.S. Investments Pty. Limited ("WUSI"), a wholly owned subsidiary of Westfield Holdings Limited ("WHL"), and five real estate investment funds sponsored by Goldman Sachs & Co. ("Goldman"). The purchasers are collectively referred to as "GWG." The cash purchase price including transaction costs of $14,830 was approximately $420,000. In conjunction with the closing GWG contributed $32,030 to WEA, a portion of which was used to pay off revolving credit borrowings.

         Also, in conjunction with the acquisition, the Company entered into an agreement with CenterMark Management Company ("CMC"), a 50/50 partnership between General Growth CMP, L.P. and Westfield Services, Inc., a wholly owned subsidiary of WHL, to manage the properties in WEA's portfolio. Commencing January 1, 1995, CMC subcontracted such management rights to Westfield Corporation, Inc. ("WCI"), a wholly owned subsidiary of WHL. In July 1996, WCI purchased General Growth CMP L.P.'s partnership interest in CMC. In consideration for providing these management services, CMC will be reimbursed certain recoverable property operating costs and receive gross fees of 5% of minimum and percentage rents.

         As part of the Stock Purchase Agreement, the Company elected Real Estate Investment Trust ("REIT") status for income tax purposes.

         The above acquisition was accounted for as a purchase. Accordingly, the cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon their respective fair values. The results of operations and the financial position of the Company reflect the revaluation of the assets and liabilities of CMP to equal GWG's cost at February 11, 1994.

         In 1995, WUSI and WCI, both wholly owned subsidiaries of WHL acquired 25% of GGP's interest in the Company and concurrently acquired options to purchase the remaining combined 50% interest in the Company held by GGP and Goldman.

         On July 1, 1996, the Company was recapitalized (the "Recapitalization") whereby the Company's common stock split 8,980.3983 shares to one and the Company sold additional shares of both common and preferred stock to U.S. and foreign investors (see Note 9) for $434,405.

         In conjunction with the Recapitalization, the Company acquired the options to acquire GGP and Goldman's interest in the Company and agreed to exercise such options at two separate closing dates. On the first closing date, July 1, 1996, the Company used $218,000 of the Recapitalization proceeds to repurchase 40% of GGP's interest and 90% of Goldman's interest in the Company. On the second closing date, January 2, 1997, the Company purchased GGP's remaining interest in the Company for $130,500 from proceeds received from the sale of shares to an affiliate of WHL. The Recapitalization does not result in a sufficient change in ownership to warrant purchase accounting.

         On July 1, 1996, the Company used $62,794 of the Recapitalization proceeds to acquire indirect ownership of three regional shopping centers, Connecticut Post Mall, South Shore Mall and Trumbull

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                               -------------------


1. ORGANIZATION AND CHANGE IN OWNERSHIP: (CONTINUED)

Shopping Park (the "Acquired Properties") through the acquisition of substantially all the outstanding stock of Westland Properties, Inc., a company whose business consisted of operating the Acquired Properties.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

BASIS OF PRESENTATION:

         The Company conducts its business through its divisions, wholly-owned subsidiaries and affiliates. The consolidated financial statements include the accounts of the Company and all subsidiaries over which the Company is able to exercise significant control. The Company does not consider itself to be in control when the other partners have important approval rights over major actions. Investments as general and limited partner in non-controlled partnerships are accounted for using the equity method. All significant intercompany accounts and transactions have been eliminated in consolidation.

         The accompanying unaudited financial statements for the three month periods ended March 31, 1997 and 1996 have been prepared in accordance with generally accepted accounting principles. In the opinion of management, such financial statements reflect all adjustments considered necessary for a fair presentation of the results of the respective interim periods and all such adjustments are of a normal, recurring nature.

INVESTMENT IN REAL ESTATE:

         Buildings, improvements and equipment are stated at cost. Costs related to the acquisition, development, construction and improvement of properties are capitalized. Interest costs and real estate taxes incurred during construction periods are capitalized and amortized on the same basis as the related assets. Expenditures for repairs and maintenance are charged to expense when incurred. Certain repair and maintenance costs are chargeable to the tenants as provided in their leases. Such reimbursements are included in recoverable expenses in the Consolidated Statements of Income. Depreciation of property is computed on the straight-line method over the estimated useful lives of the property, which generally range from 3 to 50 years.

         In March 1995, the Financial Accounting Standards Board issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," which requires impairment of losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amount. In this case an impairment loss is recognized to the extent that the carrying amount exceeds the fair value of the assets. Statement 121 also addresses the accounting for long-lived assets that are expected to be disposed of. Such assets are reported at the lower of their carrying amount or fair value, less cost to sell. The Company adopted Statement 121 in 1996 and the adoption had no effect.

CASH AND CASH EQUIVALENTS:

         The Company considers all highly liquid investments with an original maturity of three months or less at date of purchase to be cash equivalents.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                               -------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

RESTRICTED CASH:

         Restricted cash at December 31, 1995 represented remaining funds for the completion of the Westland Center redevelopment.

REVENUE RECOGNITION:

         Shopping center space is generally leased to specialty retail tenants under leases which are accounted for as operating leases. Minimum rent revenues are recognized on a straight-line basis over the respective lease term. Percentage rents are recognized on an accrual basis as earned. Recoveries from tenants are recognized as income in the period the applicable costs are accrued.

INTEREST RATE SWAP CONTRACTS

         In the normal course of business the Company enters into interest rate swap contracts to reduce its exposure to fluctuations in interest rates. Net interest differentials to be paid or received related to these swap contracts are accrued as incurred or earned. Any gain or loss from terminating swap contract transactions will be deferred and recognized over the original swap contract term as a yield adjustment to interest expense of the underlying debt. There were no terminations of swap contracts during the year ended December 31, 1996. When the underlying debt matures or is extinguished any unamortized gain or loss is recognized at that time.

ACCOUNTS AND NOTES RECEIVABLE:

         Accounts and notes receivable include amounts billed to tenants, deferred rent receivables arising from straight-lining of rents and accrued recoveries from tenants. Management periodically evaluates the collectibility of these receivables and adjusts the allowance for doubtful accounts to reflect the amounts estimated to be uncollectible.

DEFERRED EXPENSES AND OTHER ASSETS:

         Deferred expenses and other assets include costs associated with notes payable, tenant leases and prepaid expenses. Costs associated with obtaining notes payable are amortized on a straight-line basis over the term of the related notes payable, which approximates the effective interest rate method. Direct costs related to leasing activities are capitalized and amortized over the initial term of the new lease.

LEASE TERMINATIONS:

         Included in accounts payable and accrued expenses are lump sum payments received from tenants to terminate their lease. Income received from tenants for early lease termination is deferred and amortized over the term of the original lease unless the space is re-leased to a new tenant, at which time the remaining deferred income is recognized. The unamortized costs of improvements pertaining to terminated leases are expensed in the period of termination unless the improvements can be used by the replacement tenant.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                               -------------------

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES: (CONTINUED)

EARNINGS PER SHARE:

         Net income and dividend declared per common share is calculated by dividing net income applicable to common stock (net income less dividend requirements of preferred stock) by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents are represented by a warrant to purchase common stock at $16.01 per share (Note
9). Net income and dividends per share for the period January 1, 1994 through February 11, 1994 have not been presented as they are not meaningful given the change in capital structure that occurred in conjunction with the February 11, 1994 acquisition.

INCOME TAXES:

         In conjunction with the February 11, 1994 acquisition, the Company elected REIT status for income tax purposes. As a REIT, the Company is required to distribute at least 95% of its taxable income to shareholders and meet certain asset and income tests as well as certain other requirements. As a REIT, the Company will generally not be liable for federal and state income taxes, provided it satisfies the necessary requirements.

USE OF ESTIMATES:

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. INVESTMENTS IN UNCONSOLIDATED REAL ESTATE PARTNERSHIPS:

         As of December 31, 1996, the Company is a general and managing partner in five real estate partnerships, a limited partner in one real estate partnership and both a general and limited partner in one real estate partnership. As a result of the February 11, 1994 acquisition, the carrying amount of investments in unconsolidated real estate partnerships was adjusted to reflect the purchase accounting adjustments described in Note 1. This adjustment is being amortized on a straight-line basis over the useful life of the associated asset which ranges from 15 to 24 years. The Company's interest in each partnership as of December 31, 1996 is as follows:

                                                                                                       PERCENT
PROPERTY                                                                LOCATION                      INTEREST
--------                                                                --------                      --------
Annapolis Mall.......................................................   Annapolis, MD                    30.0%
Meriden Square.......................................................   Meriden, CT                      50.0
Plaza Camino Real....................................................   Carlsbad, CA                     40.0
Topanga Plaza........................................................   Canoga Park, CA                  42.0
Vancouver Mall.......................................................   Vancouver, WA                    50.0
West Valley..........................................................   Canoga Park, CA                  42.5
North County Fair....................................................   Escondido, CA                    45.0

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                               -------------------

3. INVESTMENTS IN UNCONSOLIDATED REAL ESTATE PARTNERSHIPS: (CONTINUED)

         A summary of the condensed balance sheet and income statement information for all unconsolidated real estate partnerships on a combined basis follows:

                                                                                       DECEMBER 31,
                                                                                ------------------------
CONDENSED BALANCE SHEET INFORMATION                                                1996          1995
-----------------------------------                                             ---------      ---------
Investment in real estate:
   Land, building and improvements, at cost ...............................     $ 487,571      $ 516,710
   Less accumulated depreciation and amortization .........................      (167,020)      (160,220)
   Construction in progress ...............................................         1,115          6,984
                                                                                ---------      ---------
Net investment in real estate .............................................       321,666        363,474
Notes payable to affiliate ................................................        (1,156)            --
Other notes payable .......................................................      (226,619)      (260,241)
Other assets and liabilities, net, and interest of other partners .........       (50,977)       (56,811)
                                                                                ---------      ---------
Net equity investment in unconsolidated real estate partnerships ..........        42,914         46,422
Adjustments to reflect cost allocated to GWG's investment .................        63,574         78,100
Cost in excess of basis in the Mission Valley partnership interest acquired            --         10,962
                                                                                ---------      ---------
      Investments in unconsolidated real estate partnerships ..............     $ 106,488      $ 135,484
                                                                                =========      =========


                                                                                   PERIOD FROM      PERIOD FROM
                                                                                   FEBRUARY 12,      JANUARY 1,
                                                   YEAR ENDED      YEAR ENDED      1994 THROUGH     1994 THROUGH
CONDENSED STATEMENTS OF                           DECEMBER 31,    DECEMBER 31,     DECEMBER 31,     FEBRUARY 11,
INCOME (LOSS) INFORMATION                            1996             1995             1994             1994
-------------------------                          --------         --------         --------         --------
Total revenue .............................        $ 85,767         $ 95,359         $ 74,661         $ 13,734
Costs and expenses:
   Operating, general and administrative
      expenses ............................          27,975           32,549           30,537            9,156
   Interest expense, net ..................          22,342           24,844           19,885            3,570
   Depreciation and amortization ..........          21,263           22,525           20,081            3,766
                                                   --------         --------         --------         --------
   Net income (loss) ......................          14,187           15,441            4,158           (2,758)
Other partners' share of (income) loss ....          (7,049)          (7,177)          (2,647)           1,627
Adjustments to reflect the amortization of
   cost allocated to GWG's and Prudential's
   investment in CMP ......................          (4,075)          (4,905)          (1,897)          (1,020)
                                                   --------         --------         --------         --------
Equity in income (losses) of unconsolidated
   real estate partnerships ...............        $  3,063         $  3,359         $   (386)        $ (2,151)
                                                   ========         ========         ========         ========

Significant accounting policies used by unconsolidated real estate partnerships are similar to those used by the Company.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                               ------------------

3. INVESTMENTS IN UNCONSOLIDATED REAL ESTATE PARTNERSHIPS: (CONTINUED)

         On September 1, 1995, the Company increased its ownership interest in Mission Valley Partnership from 50 percent to 75.8 percent.

         On January 17, 1994, an earthquake occurred near Topanga Plaza. The cost of the repairs was approximately $11,500 of which $865 remains to be spent at December 31, 1996. The majority of this cost was recovered under the Partnership's earthquake insurance policy after payment of the required deductible of approximately $2,100. The Company's share of this deductible and uninsured expenses along with the write off of certain leasehold improvements was $1,512 and is included in equity in income (losses) of unconsolidated real estate partnerships in 1994. In 1995, the Topanga Plaza Partnership received insurance proceeds for business interruption caused by the 1994 earthquake. The Company's share of these proceeds, previously unrecognized due to uncertainty, was $1,358, and is included in equity in income (losses) of unconsolidated partnerships in 1995. During 1996, the Topanga Plaza Partnership was reimbursed by two of its major department store tenants for their pro-rata share of the cost of repairs caused by the earthquake. The Company's share of these proceeds, previously unrecognized due to uncertainty, is $216, and is included in equity in income (losses) of unconsolidated partnerships in 1996.

         In January 1994, the Company increased its ownership interest in Plaza Camino Real from 5 percent to 40 percent and changed its management and leasing fee agreements.

4. LEASES:

DIRECT FINANCING LEASES RECEIVABLE:

         The Company owns certain properties that are leased to May Department Stores Company ("May") under direct financing leases. The leases' initial terms expire in September 2017, and may be renewed for up to 14 additional five year terms. May has the option to purchase the property under these leases at fair market value during the last 16 months of the initial term or any of the renewal option terms.

         As a result of the changes in ownership described in Note 1, the direct financing leases receivable at February 11, 1994 were revalued based upon future cash flows for these leases discounted at seven percent.

         The direct financing leases receivable are as follows:

                                                     DECEMBER 31,
                                             --------------------------
                                               1996              1995
                                             --------          --------
Minimum lease payments receivable ...        $177,030          $185,460
Less unearned revenue ...............         (84,679)          (91,226)
                                             --------          --------
   Direct financing leases receivable        $ 92,351          $ 94,234
                                             ========          ========

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                               ------------------

4. LEASES: (CONTINUED)

         The future minimum rentals to be received by the Company on the direct financing leases as of December 31, 1996, are as follows:

1997.................................................        $  8,430
1998.................................................           8,430
1999.................................................           8,430
2000.................................................           8,430
2001.................................................           8,430
Thereafter...........................................         134,880
                                                             --------
                                                             $177,030
                                                             ========


         In connection with the redevelopment plan at Eastland Shopping Center, the Company exercised its option to purchase May's leasehold interest in its store at Eastland in 1994.

PROPERTY RENTAL:

         Substantially all of the property owned by the Company is leased to third-party tenants under operating leases as of December 31, 1996. Lease terms vary between tenants and some leases include percentage rental payments based on sales volume.

         Future minimum rental revenues under noncancelable operating leases as of December 31, 1996, are as follows:

1997....................................................     $ 93,229
1998....................................................       87,842
1999....................................................       83,394
2000....................................................       79,131
2001....................................................       71,550
Thereafter..............................................      235,405
                                                             --------
                                                             $650,551
                                                             ========


         These amounts do not include percentage rentals that may be received under certain leases on the basis of tenant sales in excess of stipulated minimums.

5. ACCOUNTS AND NOTES RECEIVABLE:

         At December 31, 1996 and December 31, 1995, accounts and notes receivable include $367 and $429 of tenant notes receivable and $5,192 and $5,281 of other notes receivable which primarily relate to property sales and which bear interest at rates ranging from 7.0% to 8.5% and are due at various dates ranging from 1997 to 2004.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                               ------------------


6. DEFERRED EXPENSES AND OTHER ASSETS:

         Deferred expenses and other assets are summarized as follows:

                                                                               DECEMBER 31,
                                                                          --------------------
                                                                           1996          1995
                                                                          ------        ------
Lease costs, net of accumulated amortization of $2,100 and $560 in
   1996 and 1995, respectively ...................................        $4,354        $2,406
Loan costs, net of accumulated amortization of $881 and $286 in
   1996 and 1995, respectively ...................................         1,668         1,520
Other assets .....................................................         1,669         1,535
                                                                          ------        ------
                                                                          $7,691        $5,461
                                                                          ======        ======

7. NOTES PAYABLE AND LINES OF CREDIT:

         A summary of notes payable is as follows:

                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                            1996            1995
                                                                                          --------        --------
Collateralized nonrecourse notes to an insurance company, interest only payable
   monthly, at 6.15% due in 1999 .................................................        $172,000        $172,000
Collateralized nonrecourse notes to an insurance company, interest only payable
   monthly, at 6.51% due in 2001 .................................................         167,000         167,000
Senior collateralized nonrecourse notes, interest only payable quarterly at 6.39%
   until 1997, thereafter principal and interest payable quarterly, due in 2004 ..          20,576          20,576
Senior collateralized nonrecourse notes bearing interest at 7.33%, $1,620 principal and interest payable quarterly until 1997, interest only payable from
   1997 until 2004, principal and interest payable thereafter, due in 2014 .......          56,429          58,705
Unsecured line of credit/collateralized project loan from a bank with a maximum commitment of $50,000, interest only at LIBOR + 1.5% ($1,500 is at 8.25%
   and $3,500 is at 7.156% at December 31, 1996) payable monthly, due in 1998 ....           5,000              --
Collateralized recourse note to an insurance company, interest only payable
   monthly at 8.09%, due in 1999 .................................................          15,000              --
Collateralized recourse construction loan payable to a bank, interest only at
   LIBOR + 1.5% ($1,000 is at 7.156% and $3,885 is at 7.094% at December 31,
   1996) payable monthly, due in 1998 with an option to extend to 2001 ...........           4,885              --
Collateralized non-recourse note payable to an insurance company interest at an effective rate of 7.07%, $1,182 principal and interest payable monthly, due in
   2000 ..........................................................................         144,959
Collateralized non-recourse note payable to a bank, interest only at LIBOR +
   1% (6.5% at December 31, 1996) payable quarterly, due in 2001 .................          73,350              --
Collateralized non-recourse note payable to a bank, interest only at LIBOR +
   1% (6.5% at December 31, 1996) payable quarterly, due in 2001 .................          73,450              --

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                               ------------------


7. NOTES PAYABLE AND LINES OF CREDIT: (CONTINUED)


                                                                                                DECEMBER 31,
                                                                                          ------------------------
                                                                                            1996            1995
                                                                                          --------        --------
Collateralized non-recourse construction loan payable to a bank with a maximum commitment of $48,000, interest only payable monthly at LIBOR + 1.75%
   ($2,050 at 7.44% and $13,853 at 7.32% December 31, 1996) with borrowings totaling $22,073 fixed at 7.5% through maturity, due in 1997 with an option to
   extend to 2000 ................................................................          37,976              --
Line of credit with a total commitment of $30,000 collateralized by a shopping center property. Interest only payable monthly at prime or a LIBOR based rate. This line of credit was repaid in 1996 and replaced with a $50 million
   line of credit from a bank as previously disclosed ............................              --           1,000
Collateralized non-recourse note, interest only payable monthly at the lower of
   prime + 1% or 12% (9.5% at December 31, 1995), repaid in 1996 .................              --           1,500
Collateralized note, principal of $3,000 plus accrued interest at prime due
   quarterly, repaid in 1996 .....................................................              --           6,000
                                                                                          --------        --------
                                                                                          $770,625        $426,781
                                                                                          ========        ========

         Interest costs capitalized for the years ended December 31, 1996 and 1995 were $1,503 and $52, respectively. There was no capitalized interest in 1994.

         Senior collateralized non-recourse notes totaling $77,005 and $79,281 at December 31, 1996 and 1995, respectively, are collateralized by the related direct financing leases receivable from The May Company.

         The unsecured portion of the Company's line of credit, initially totaling $50,000 is for general corporate purposes.

         The annual maturities of notes payable as of December 31, 1996 are as follows:

1997..........................................................   $  6,539
1998..........................................................     12,022
1999..........................................................    194,542
2000..........................................................    172,633
2001..........................................................    321,842
Thereafter....................................................     63,047
                                                                 --------
                                                                 $770,625
                                                                 ========

         Certain note payable agreements above provide restrictive covenants relating to the maintenance of specified financial performance ratios such as minimum net worth, debt service coverage ratio, loan to value, ownership percentages and restrictions on future dividend payments. As of December 31, 1996, the Company was in compliance with these covenants.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                               ------------------

8. INTEREST RATE SWAP CONTRACTS:

         At December 31, 1996, the Company had two swap agreements. Interest rate swaps are contractual agreements between the Company and third parties to exchange fixed and floating interest payments periodically without the exchange of the underlying principal amounts (notional amounts). Notional amounts are used to express the volume of interest rate swap contracts. In the unlikely event that a counterparty fails to meet the terms of an interest rate swap contact, the Company's exposure is limited to the interest rate differential on the notional amount. The Company does not anticipate non-performance by any of the counterparties. Under one of the swap agreements, which has a notional amount of $125,000, the Company is credited interest at LIBOR and incurs interest at a fixed rate of 5.75%. Under the second swap agreement, which has a notional amount of $11,400, the Company incurs interest at LIBOR and is credited interest at a fixed rate of 6.23%. Both swap agreements expire in 2000.

         On November 27, 1996 and November 29, 1996, the Company completed structured deferred interest rates swaps totaling $90 million notional amount, where the Company will receive LIBOR and pay 6.125% for three years beginning February 11, 1999. Additionally, the counterparty received an option to extend the swaps for an additional two years exercisable on November 12, 1997.

         The fair value and unrealized gain of the interest rate swap contracts were approximately $1,360 at December 31, 1996.

9. CAPITAL STOCK:

         In conjunction with the acquisition of WEA at February 11, 1994, the Company authorized 269,411,949 shares of $0.01 par value common stock of which 44,901,991 shares were issued. During 1995, WEA issued an additional 212,836 shares of common stock in conjunction with the recontribution of 10% of the July 1995 and October 1995 distribution, respectively. Additionally during 1995, the Company authorized 200 shares of 7% non-cumulative, non-participating, non-voting preferred stock with a par value of $1.00 of which 105 shares were issued. During the six months ended June 30, 1996, the Company issued an additional 169,370 shares of common stock in conjunction with the recontribution of 10% and 5% of the December 1995 and March 1996 distributions, respectively.

         In July 1996, the Company's Articles of Incorporation were amended. The total number of shares of all classes of stock that the Company is authorized to issue is 435,012,800.

         In conjunction with the Recapitalization in July 1996, the Company's stock split 8,980.3983 shares to one. In addition, Westfield America Trust ("WAT"), a newly formed publicly traded Australian trust in which WHL has an ownership interest, acquired 19,631,543 shares of Class B-1 common stock and a warrant to purchase up to 6,246,096 shares of Class B-1 common stock at $16.01 per share, all of which was exercisable at December 31, 1996. The Company received $314,304, 940,000 WAT Special Options and 2,498,440 WAT Ordinary Options for the issuance of this stock and warrants issued by the Company. In connection with the sale of common and preferred stock, WEA designated the purchasers of such stock to be the recipients of WAT Ordinary and Special Options, respectively.

         The Company received additional proceeds totaling $26,101 from the sale of 1,623,985 shares of Class B-2 common stock, 6,300 shares of Class B-3 common stock and 2,498,440 WAT Ordinary Options. The Company also received $94,000 upon the sale of 940,000 shares of Series A Preferred Stock and sale of 940,000 WAT special options.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                               ------------------

9. CAPITAL STOCK: (CONTINUED)

         The Company used a portion of the proceeds raised from the issuance of common and preferred stock to repurchase 5,434,104 shares from GGP and 8,182,386 shares from Goldman for a total purchase price of $218,000. The cost associated with the Recapitalization of the Company and issuance of new capital stock was $29,000.

         At December 31, 1996 and 1995, the total number of shares authorized, issued and outstanding were as follows:

                                                                         DECEMBER 31, 1996                 DECEMBER 31, 1995
                                                                     ---------------------------      ------------------------------
                                                                       NUMBER OF      NUMBER OF        NUMBER OF        NUMBER OF
                                                                        SHARES          SHARES           SHARES       SHARES ISSUED
                                                                      AUTHORIZED     OUTSTANDING       AUTHORIZED    AND OUTSTANDING
                                                                     -----------     -----------      -----------    ---------------
Class A common stock, $.01 par value ..........................       25,000,000       8,151,155       44,901,992      18,045,931
Class B common stock, $.01 par value ..........................               --              --       44,901,992      18,045,931
Class B-1 common stock, $.01 par value ........................      100,000,000      31,342,970               --              --
Class B-2 common stock, $.01 par value ........................      100,000,000      13,429,110               --              --
Class B-3 common stock, $.01 par value ........................            6,300           6,300               --              --
Class C common stock, $.01 par value ..........................               --              --       44,901,992       9,022,965
Excess common stock, $.01 par value ...........................      200,006,300              --      134,705,973              --
Non-voting senior preferred stock, $1.00 par value ............              200             105              200             105
Preferred stock, $1.00 par value of which 940,000 shares shall         5,000,000         940,000               --              --
   be designated Series A cumulative redeemable preferred stock
Excess preferred stock, $1.00 par value .......................        5,000,000              --               --              --
                                                                     -----------      ----------      -----------      ----------
      Total number of shares authorized, issued and outstanding      435,012,800      53,869,640      269,412,149      45,114,932
                                                                     ===========      ==========      ===========      ==========

Shares authorized, issued and outstanding at December 31, 1995 were adjusted to reflect the July 1996 stock split.

SENIOR PREFERRED SHARES:

         The holders of non-voting senior preferred stock shall be entitled to receive, when declared, cash dividends at an annual rate of $35 per share, and no more, payable quarterly. No dividend shall be paid on any Preferred or Common Shares unless the full dividend has been paid on the Senior Preferred Shares. The Company has an option to redeem the Senior Preferred Shares anytime after February 20, 1999 at a redemption price of $550 per share, which is equal to the liquidation preference.

SERIES A PREFERRED SHARES:

         The holders of Series A Preferred Shares shall be entitled to receive, when declared, cumulative cash dividends equal to the greater of $8.50 per annum or an amount currently equal to 6.2461 times the dollar amount declared on common shares. Series A Preferred Shareholders are entitled to dividends before dividends are distributed to common shareholders. The holders of Series A Preferred Shares have no

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                               ------------------

9.  CAPITAL STOCK: (CONTINUED)

voting rights unless a dividend is not declared for four quarters, at which time the holders of Series A Preferred Shares may elect a Director to be added to the Board of Directors. The Company has an option to redeem the Series A Preferred Shares anytime after July 1, 2003 at a redemption price of $100 per share, which is equal to the liquidation preference. Simultaneously with the issuance of the Series A Preferred Shares, the Series A Preferred Shareholder also acquired 940,000 Special Options to acquire units in WAT. Each special option permits the holder to acquire 124.92 (or 117,428,609 WAT units in the aggregate) units in WAT in consideration for $100 or one Series A Preferred Share. The Special Options are exercisable at any time after July 1, 1998 and prior to July 1, 2011.

COMMON SHARES:

         The holders of Class A, Class B-1, Class B-2 and Class B-3 Common Shares vote together as a class on all matters other than election of directors and termination of REIT status and are entitled to receive distributions declared after payment of dividends on preferred shares. Simultaneously with the Recapitalization, the Class B-2 Shareholders acquired 13,429,110 Ordinary Options to acquire units in WAT. Each Ordinary Option permits the holder to acquire 20 units in WAT in exchange for one Class B-2 Common Share. The Ordinary Options are exercisable at any time after January 1, 1997. The Ordinary Options expire upon the listing of the Company's Common Stock on the New York Stock Exchange, the American Stock Exchange or the London Stock Exchange.

10. SUPPLEMENTAL CASH FLOW INFORMATION:

                                                                           PERIOD FROM   PERIOD FROM
                                                                           FEBRUARY 12,  JANUARY 1,
                                                                              1994          1994
                                              YEAR ENDED     YEAR ENDED      THROUGH       THROUGH
                                             DECEMBER 31,   DECEMBER 31,   DECEMBER 31,  FEBRUARY 11,
                                                 1996           1995           1994          1994
                                             ------------   ------------   ------------  ------------
CASH PAID DURING THE PERIOD FOR:
   Interest (net of amount capitalized)        $42,378        $27,444        $21,731         $307
                                               =======        =======        =======         ====
   Income taxes .......................        $    60        $    73        $ 1,684         $ --
                                               =======        =======        =======         ====


NON CASH INVESTING AND FINANCING INFORMATION:

         Mission Valley Partnership was accounted for under the equity method in 1995 and has been consolidated in 1996. The condensed assets and liabilities of the partnership were as follows:

                                        DECEMBER 31,     DECEMBER 31,
                                            1996             1995
                                        ------------     ------------
Net investment in real estate ....        $ 34,992         $ 24,612
Cash and Cash Equivalents ........           2,824            2,389
Accounts and notes receivable ....           1,407              891
Deferred expenses and other assets             979            1,201
Notes payable ....................         (37,976)         (28,988)
Accounts payable .................          (2,172)            (798)
                                          --------         --------
Minority/other partners' interest         $     54         $   (693)
                                          ========         ========

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                       (IN THOUSANDS EXCEPT SHARE AMOUNTS)

                               ------------------

10. SUPPLEMENTAL CASH FLOW INFORMATION: (CONTINUED)

         The Mission Valley Partnerships condensed consolidated statements of income were as follows:

                                                         YEAR ENDED       YEAR ENDED
                                                        DECEMBER 31,     DECEMBER 31,
                                                            1996             1995
                                                          --------         --------
Total Revenue ....................................        $ 13,198         $ 11,117
Total Expenses ...................................           8,179            7,102
                                                          --------         --------
   Operating Income ..............................           5,019            4,015
Interest Expense .................................          (1,945)          (2,226)
Other Income .....................................              76              185
                                                          --------         --------
   Income before minority/other partners' interest           3,150            1,974
Minority/other partners' interest in earnings ....          (1,063)          (1,277)
                                                          --------         --------
   Net income ....................................        $  2,087         $    697
                                                          ========         ========


         During 1996, construction in process totaling $4,529 was placed into service.

         During 1995, the Company increased its ownership interest in the Mission Valley Partnership from 50% to 75.8%. In consideration, the Company paid $2,000 in cash and provided the partner selling its interest with a note for the remaining purchase price totaling $9,000.

         During 1995, the Company purchased a building previously owned by one of the Company's major tenants. In consideration, the Company paid $528 in cash and provided the seller with a note for the remaining purchase price totaling $1,500.

         Included in accounts payable and accrued liabilities at December 31, 1995 are cash overdrafts totaling $2,263.

         The cost of GWG's acquisition of the Company on February 11, 1994 was accounted for as a purchase. Accordingly, the cost of the acquisition was allocated to the assets acquired and liabilities assumed based upon respective fair values as follows:


Net property and equipment ..............................................        $ (10,498)
Investments in unconsolidated real estate partnerships ..................           (6,818)
Direct financing leases receivable ......................................           13,484
Accounts and notes receivable ...........................................           (2,465)
Deferred expenses and other assets ......................................           (7,715)
Accounts payable and accrued expenses ...................................           (6,863)
Deferred income taxes ...................................................          195,501
                                                                                 ---------
   Adjustment to reflect cost allocated to GWG's investment in CenterMark
     Properties, Inc. ...................................................        $ 174,626
                                                                                 =========


         Shortly before GWG's acquisition of the Company on February 11, 1994, the Company dividended its 50% interest in Ballston Common Mall to Prudential. The assets and liabilities that were dividended consisted of the following:


Net investment in real estate .......................        $(3,037)
Investment in unconsolidated real estate partnerships         (3,408)
Accounts payable and accrued expenses ...............          1,557
                                                             -------
Distribution of partnership interest to Prudential ..        $(4,888)
                                                             =======

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                               ------------------

11. INCOME TAXES:

         As discussed in Note 2, the Company elected REIT status for income tax purposes effective February 12, 1994 and, accordingly, is exempt from federal income tax subsequent to that date. For the year ended December 31, 1996 and 1995 and the period from February 12, 1994 through December 31, 1994, distributions have exceeded taxable income resulting in a partial return of capital. On a per share basis distributions represented by ordinary income and return of capital were approximately as follows:


                                                                                           PERIOD FROM
                                                                                           FEBRUARY 12,
                                                                        YEAR ENDED            1994
                                                                       DECEMBER 31,          THROUGH
                                                                    ------------------     DECEMBER 31,
                                                                     1996         1995        1994
                                                                    -----        -----     ------------
                                                                                (UNAUDITED)
Distributions per share representing ordinary income .......        $0.88        $0.61        $0.56
Distributions per share representing a return of capital....         0.63         0.96         0.35
                                                                    -----        -----        -----
Total distributions per share based on income tax amounts...        $1.51        $1.57        $0.91
                                                                    =====        =====        =====

For periods prior to the REIT election, the income tax provision consisted of the following:

                                                            PERIOD FROM
                                                            JANUARY 1,
                                                           1994 THROUGH
                                                           FEBRUARY 11,
                                                               1994
                                                           ------------
Current income taxes:
   Federal ..........................................        $ 6,968
   State and local ..................................          1,847
                                                             -------
      Total current income taxes ....................          8,815
                                                             -------
Deferred income taxes:
   Federal ..........................................         (5,752)
   State and local ..................................         (1,580)
                                                             -------
      Total deferred income taxes ...................         (7,332)
Tax benefit due to dividend of partnership investment         (1,480)
                                                             -------
                                                             $     3
                                                             =======


         In 1994, total current income taxes includes $6,965 in federal and $1,551 in state income taxes relating to the Ballston Common Mall partnership interest dividended to Prudential as discussed in Note 10.

         Included in accounts payable and accrued liabilities is a deferred income tax liability of $1,479 and $1,457 at December 31, 1996 and 1995, respectively, relating to installment notes receivable for property sales prior to February 12, 1994.

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                               ------------------

12. RELATED PARTIES:



         As discussed in Note 1, the Company acquired the Acquired Properties in conjunction with the Company's Recapitalization. Accordingly, the cost of this acquisition was allocated to the assets acquired and liabilities assumed based upon their respective fair values as follows:

Net property and equipment...................................   $ 459,707
Cash and cash equivalents....................................       9,616
Accounts and notes receivable................................       3,761
Deferred expenses and other assets...........................       1,915
Notes payable................................................    (388,609)
Accounts payable and accrued expenses........................     (13,980)
                                                                ---------
Total purchase price.........................................   $  72,410
                                                                =========


         The operations of the Company include the Acquired Properties from the date of purchase, July 1, 1996. If the Acquired Properties were acquired on January 1, 1995, the Condensed Consolidated Statements of Income would have been as follows:

                                          YEAR ENDED        YEAR ENDED
                                         DECEMBER 31,      DECEMBER 31,
                                             1996              1995
                                         (UNAUDITED)        (UNAUDITED)
                                         -----------        -----------
Total revenues ...................        $ 183,352         $ 164,511
Total operating expenses .........           67,096            58,812
Depreciation expense .............           43,131            39,060
                                          ---------         ---------
   Operating income ..............           73,125            66,639
Interest expense, net ............          (52,479)          (52,306)
Other income .....................            3,839             4,148
                                          ---------         ---------
   Income before minority interest           24,485            18,481
Minority interest ................           (1,063)               --
                                          ---------         ---------
Net income .......................        $  23,422         $  18,481
                                          =========         =========
Earnings per share ...............        $    0.39         $    0.41
                                          =========         =========
Estimated taxable income .........        $  39,372
                                          =========
Estimated cash flow ..............        $  79,536
                                          =========

         If all of the above estimated cash flows were assumed to have been distributed, the unaudited distributions per share, based on the pro forma common shares and Common Stock equivalents outstanding would have been $1.53 per share which would have included an unaudited estimated return of capital of $0.70 per share.

         CenterMark Management Company, an entity wholly owned by WHL, entered into an agreement with WEA to manage the properties in WEA's portfolio beginning January 1, 1995. Property management fees totaling $3,495 and $1,828, net of capitalized leasing fees of $1,667 and $1,219 were expensed by WEA

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                               ------------------

12. RELATED PARTIES: (CONTINUED)

for the years ended December 31, 1996 and 1995 respectively. Included in accounts payable and accrued expenses at December 31, 1996 and 1995, are management fees payable to CMC totaling $711 and $0, respectively.

         In addition to the management fees, CMC is reimbursed for corporate overhead and mall related payroll costs. Reimbursements to CMC of recoverable property operating costs for the years ended December 31, 1996 and 1995 totaled $8,409 and $6,598, respectively.

         The Company entered into a Master Development Framework Agreement with WCI, a wholly owned subsidiary of WHL, whereby the Company granted WCI the exclusive right to carry out expansion, redevelopment and related works on WEA wholly owned shopping centers and to endeavor to have WCI be appointed by the relevant partner to carry out similar activities for jointly owned real estate partnerships. During 1996 and 1995, the Company reimbursed WCI $21,535 and $4,373, respectively, for expansion, redevelopment and related work.

         In conjunction with the Recapitalization on July 1, 1996, the Company engaged Westfield U.S. Advisory L.P. ("Advisor"), a wholly owned subsidiary of WHL, to provide information, advise and assist the Company and undertake certain duties and responsibilities on behalf of, and subject to, supervision of the Company. The advisor is entitled to an annual fee of .55% of the net fair market value of the Company. No fee is payable for the period through December 31, 1997. The service fee that would have been paid for the six months ended December 31, 1996, if applicable, was approximately $2.6 million.

         In conjunction with the Recapitalization on July 1, 1996, the Company obtained an option to acquire all of the outstanding common stock of Westland Realty, Inc. ("WRI"). WRI, a wholly owned subsidiary of WHL, holds a 50% indirect general partnership interest in Westland Garden State Plaza L.P., an owner and operator of a super-regional shopping center located in Paramus, New Jersey. The terms of the option allow WEA to purchase the WRI stock at a price equal to 50% of the market value of Garden State Plaza net of any mortgage debt provided that the Company exercises its option within 120 days of the valuation date. The valuation will be performed upon completion of the expansion of Garden State Plaza and stabilization of its rents.

13. FINANCIAL INSTRUMENTS:

         The following disclosure of the estimated fair value of financial instruments is made in accordance with the requirements of Statements of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments. The estimated fair value amounts have been determined by the Company, using available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

         The fair value estimates presented herein are based on pertinent information available to management as of December 31, 1996. Although management is not aware of any factors that would significantly affect the estimated fair value amounts, such amounts have not been comprehensively revalued for

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                               ------------------

13. FINANCIAL INSTRUMENTS: (CONTINUED)

purpose of these consolidated financial statements since that date, and current estimates of fair value may differ significantly from the amounts presented herein.

                                                    DECEMBER 31, 1996
                                                ---------------------------
                                                CARRYING     ESTIMATED FAIR
                                                 AMOUNT          VALUE
                                                --------     --------------
Assets:
   Direct financing leases receivable ..        $ 92,351        $ 80,689
   Accounts and notes receivable .......          19,716          18,180
Liabilities:
   Notes payable .......................         770,625         718,914
   Accounts payable and accrued expenses          33,380          33,380
Off-balance sheet financial instruments-
   Letters of credit ...................           3,337           3,337


RESTRICTED CASH, ACCOUNTS AND NOTES RECEIVABLE, AND ACCOUNTS PAYABLE AND ACCRUED EXPENSES:

         The carrying amounts of these items are a reasonable estimate of their fair value, except for certain notes receivable which are discounted at current rates for similar terms.

DIRECT FINANCING LEASES RECEIVABLE:

         The fair value of these lease receivables are based upon the discounted future cash flows at current market rates for leases with similar terms.

NOTES PAYABLE:

         The fair value of notes payable are based upon current market rates for loans with similar terms.

LETTERS OF CREDIT:

         The fair value of letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations with the counterparts at the reporting date.

14. COMMITMENTS AND CONTINGENCIES:

COMMITMENTS:

         The Company is currently involved in several development projects and had outstanding commitments with contractors totaling approximately $35,829 at December 31, 1996.

         The Redevelopment Agency of the City of West Covina (the "Agency") issued $45,000 of special tax assessment municipal bonds ("Original Bonds") on March 1, 1990, to finance land acquisition for expansion of the shopping center and additional site improvements. During 1996, the agency refinanced the Original Bonds by issuing certain serial and term bonds with a total face amount of $51,220 ("New Bonds"), proceeds of which were used to redeem the Original Bonds. Special taxes levied against the

                    WESTFIELD AMERICA, INC. AND SUBSIDIARIES

                                 (IN THOUSANDS)

                               ------------------


14. COMMITMENTS AND CONTINGENCIES: (CONTINUED)

property, together with incremental property tax, incremental sales tax, and park and ride revenues will be used to pay the principal and interest on the bonds and the administrative expense of the Agency. Principal and interest payments began in 1996 and continue to 2022 in graduating amounts ranging from $2,030 to $5,289. WEA has the contingent obligation to satisfy any shortfall in annual debt service requirements after tenant recoveries.

         The Company is subject to the risks inherent in the ownership and operation of commercial real estate. These include, among others, the risks normally associated with changes in the general economic climate, trends in the retail industry, including creditworthiness of tenants, competition for tenants, changes in tax laws, interest rate levels, the availability of financing, and potential liability under environmental and other laws.

         Substantially all of the properties have been subjected to Phase I environmental reviews. Such reviews have not revealed, nor is management aware of, any probable or reasonably possible environmental costs that management believes would be material to the consolidated financial statements.

LITIGATION:

         During early 1994, the Company reached an agreement to settle certain litigation for $950. WEA currently is neither subject to any other material litigation nor, to management's knowledge, is any material litigation currently threatened against WEA other than routine litigation and administrative proceedings arising in the ordinary course of business. Based on consultation with counsel, management believes that these items will not have a material adverse impact on the Company's consolidated financial position or results of operations.

15. SUBSEQUENT EVENTS:

         The Company paid a distribution of $22,440 to its shareholders on January 30, 1997.

         On January 2, 1997, the Company sold 8,151 common shares to WAT. The Company used proceeds totaling $130,500 to purchase the remaining common stock held by GGP Limited Partnership.

                                                                    SCHEDULE III





                             WESTFIELD AMERICA, INC.
               REAL ESTATE INVESTMENT AND ACCUMULATED DEPRECIATION
                                DECEMBER 31, 1996
                                 (IN THOUSANDS)


                                 BUILDINGS &                  ACCUMULATED                                         DEPRECIABLE
PROPERTY               LAND     IMPROVEMENTS        TOTAL     DEPRECIATION  ENCUMBRANCES  DATE OF COMPLETION         LIFE
--------             --------   ------------     ----------   ------------  ------------  ------------------     ------------
Eagle Rock .....     $  3,624     $ 12,646       $   16,270     $  2,446           --                   1973      3-31.5 yrs
Eastland .......       16,609        3,375           19,984          627     $  4,885     under constr./1957      3-30 yrs.
Enfield ........        8,468       21,050           29,518        3,767           --              1987/1971      3-31.5 yrs.
La Jolla .......        2,558        2,458            5,016          218           --                   1981     15-31.5 yrs.
Mid Rivers .....       10,816       47,732           58,548        7,947       53,205              1996/1987      3-22 yrs.
Mission Valley .        1,007       63,237           64,244       23,283       37,976              1997/1961      3-50 yrs.
Montgomery .....       32,420      163,740          196,160       24,572      121,515              1991/1962      3-20 yrs.
Plaza Bonita ...       22,994       79,732          102,726       13,951       59,030                   1981      3-39 yrs.
South County ...       13,259       34,832           48,091        6,514       28,735              1979/1963      3-39 yrs.
West County ....        6,506       22,632           29,138        4,215       16,750              1985/1969      3-22 yrs.
West Covina ....       18,922       82,326          101,248       10,910       60,615              1993/1975      3-22 yrs.
West Park ......        2,633       23,583           26,216        4,482       14,150              1984/1981      3-50 yrs.
Westland .......        5,162       13,101           18,263        2,053           --              1994/1960      3-50 yrs.
Trumbull .......       16,405      161,814          178,219        2,235      144,959              1992/1964      3-40 yrs.
South Shore ....       29,071      112,111          141,182        1,402       73,350     under constr./1963      3-40 yrs.
Connecticut Post        6,356      130,855          137,211        1,638       73,450              1991/1960      3-40 yrs.
                     --------     --------       ----------     --------     --------
                     $196,810     $975,224       $1,172,034     $110,260     $688,620
                     ========     ========       ==========     ========     ========

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

     21       List of Subsidiaries.

     23(a)    Consent of Coopers & Lybrand L.L.P. - Independent Accountants.

     23(b)    Consent of Ernst & Young L.L.P. - Independent Accountants.

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