Form 10-Q/A
period 1997-03-31
GENERAL GROWTH PROPERTIES INC
filed 1998-01-16
CIK 895648

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-Q/A

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






                                   1 of 13

                        GENERAL GROWTH PROPERTIES, INC.

                                     INDEX



PART I   FINANCIAL INFORMATION                                              PAGE
                                                                           NUMBER
                                                                           ------
         Item 1:  Financial Statements

         Consolidated Balance Sheets
         as of March 31, 1997 and December 31, 1996 .........................  3

         Consolidated Statements of Operations
         for the three months ended March 31, 1997 and 1996..................  4

         Consolidated Statements of Cash Flows
         for the three months ended March 31, 1997 and 1996..................  5

         Notes to Consolidated Financial Statements..........................  6

         Item 2:  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations..............  11

         Liquidity and Capital Resources of the Company......................  13

PART II  OTHER INFORMATION

         Item 2:  Changes in Securities......................................  13

         Item 6:  Exhibits and Reports on Form 8-K...........................  13

         SIGNATURE...........................................................  13



                                   2 of 13

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










                                   3 of 13

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





                                   4 of 13

                        GENERAL GROWTH PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                                  (UNAUDITED)
                             (Dollars in thousands)





                                                                                               Three Months Ended
                                                                                                      March 31,
                                                                                              1997             1996
                                                                                         -------------    -----------
Cash flows from operating activities:
  Net income                                                                                 $47,576           $4,705
  Adjustments to reconcile net income to net cash provided by operation activities:
    Minority interest                                                                         27,542            2,814
    Net gain on sales                                                                        (58,647)
    Extraordinary items - charges related to early retirement of debt                            377            2,291
    Equity in net income of unconsolidated affiliates                                         (1,878)          (4,153)
    Provision for doubtful accounts                                                              632            1,016
    Depreciation                                                                              10,200            8,175
    Amortization                                                                                 962              966
  Net changes in:
    Tenant accounts receivable                                                                (3,666)           1,340
    Prepaid and other assets                                                                   1,249           (3,937)
    Accounts payable and accrued expenses                                                      1,516           (1,148)
                                                                                         -----------      -----------
                    Net cash provided by operating activities                                 25,863           12,069
                                                                                         -----------      -----------

Cash flows from investing activities:
  Acquisition/development of real estate and improvements and additions to properties        (88,154)         (19,137)
  Increase in investments in unconsolidated real estate affiliates                            (5,734)              (9)
  Change in notes receivable affilliates                                                      (9,641)              61
  Proceeds from the sale of CenterMark Stock                                                 130,500
  Distributions received from CenterMark Properties, Inc.                                                       6,111
  Distributions received from GGP/Homart, Inc.                                                 6,077              764
  Increase in deferred expenses                                                               (1,725)          (5,330)
                                                                                         -----------      -----------
                    Net cash from investing activities                                        31,323          (17,540)
                                                                                         -----------      -----------

Cash flows from financing activities:
  Cash distributions paid to common stockholders                                             (13,239)         (11,727)
  Cash distributions paid to minority interest                                                (7,505)          (6,923)
  Payment of stock offering costs                                                                 (3)
  Proceeds from issuance of mortgage and other notes payable                                  85,000          340,000
  Principal payments on mortgage and other notes payable                                    (123,364)        (327,302)
  Retirement of common stock (net of sale proceeds)                                                0              (63)
  Prepayment penalty on early retirement of debt                                                (377)
                                                                                         -----------      -----------
                    Net cash from financing activities                                       (59,488)          (6,015)
                                                                                         -----------      -----------

Net change in cash and cash equivalents                                                       (2,302)         (11,486)
Cash and cash equivalents at beginning of period                                              15,947           18,298
                                                                                         -----------      -----------
Cash and equivalents at end of period                                                        $13,645           $6,812
                                                                                         ===========      ===========

Supplemental disclosure of cash flow information:
Interest paid                                                                                $18,215          $15,531
Interest capitalized                                                                          $1,329           $1,551





The accompanying notes are an integral part of these consolidated financial statements.

                                   5 of 13

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

        OPERATING PARTNERSHIP

        The Operating Partnership commenced operations on April 15, 1993 and at March 31, 1997, the Company together with the Operating Partnership owned 100% of thirty-one enclosed regional shopping centers (the "Original Centers"), a 38.2% interest in GGP/Homart, Inc. (see Note 3), a non-voting preferred interest in General Growth Management, Inc.
        (see Note 5) and a 50% interest in Quail Springs Mall. At March 31, 1997, the Company owned a 63% general partnership interest in the Operating Partnership. Various minority interests own the remaining 37% limited partnership interest.

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



                                   6 of 13

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






                                   7 of 13

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






                                   8 of 13

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




                                   9 of 13

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



                                   10 of 13

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Forward looking statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations may include certain forward-looking information statements, within the meaning of
     Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements or expectation. Words such as "expects, "anticipates", "intends", "plans", "believes", "seeks", "estimates" and "should" and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

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


     As of March 31, 1997, the Company together with the Operating Partnership owned 100% of thirty-one enclosed regional shopping centers (the "Original Centers") and 50% of Quail Springs Mall and, through the Operating Partnership, 38.2% of the stock of GGP/Homart, Inc and a non-voting preferred stock interest in GGMI (see Note 5). GGP/Homart owns interests in twenty-six shopping centers (the "Homart Centers") and one center under development. During 1996 the Company owned an interest in CenterMark Properties, Inc. (the "CenterMark Centers") (see Note 2). Revenues are primarily derived from fixed minimum rents, percentage rents and recoveries of operating expenses from tenants. Inasmuch as the Company's financial statements reflect the use of the equity method to account for its investments in CenterMark, GGP/Homart, GGMI and Quail Springs Mall, the discussion of results of operations below relates primarily to the revenues and expenses of the Original Centers.


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

     Total expenses, including depreciation and amortization, increased by approximately $6.5 million, from $28.5 million in the first quarter of 1996 to $35.0 million in the first quarter of 1997. For the period ended March 31, 1997, property operating expenses increased by $4.2 million and depreciation and amortization also increased by $2.1 million over the same period in 1996. Property operating expense decreased by $.1 million at comparable properties



                                   11 of 13
     primarily due to a $.5 million reduction in bad debt expense. The remaining $4.3 million increase in operating costs was due to the acquisition and development of new properties. Approximately $.6 million of the $2.1 million increase in depreciation and amortization was generated at comparable centers. The remaining $1.5 million was from properties acquired or developed. Management fees to affiliates and general and administrative expenses together were approximately $.2 million higher than in 1996.

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



                                   12 of 13

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

SUMMARY OF INVESTING ACTIVITIES FOR THE QUARTERS ENDED MARCH 31, 1997 AND 1996


Net cash provided by investing activities during the first quarter of 1997 was $31.3 million, compared to a use of $17.5 million in 1996. Cash flow from investing activities was effected by the timing of acquisitions, development and improvements to real estate properties, requiring a use of cash during the first three months of approximately $88.2 million in 1997 compared to $19.1 in 1996. Market Place Mall ws acquired in March of 1997 for approximately $70.0 million. The sale of portions of CenterMark provided cash flow of $130.5 million in the first quarter of 1997. Additional investments in GGP/Homart used $5.7 million of cash flow in 1997. Distributions received from unconsolidated affiliates totaled $6.1 million in 1997 and $6.9 million. Advances on notes receivable from affiliates decreased cash flow from investing activities by $9.6 million in 1997. Deferred expenses decreased cash flow $1.7 million in 1997 compared to $5.3 million in 1996.


SUMMARY OF FINANCING ACTIVITIES FOR THE QUARTERS ENDED MARCH 31, 1997 AND 1996

Financing activities in 1997 used $59.5 million of cash compared to $6.0 million in 1996. Distributions paid to common shareholders and the minority interest decreased cash flow by $20.7 million in 1997 compared to $18.6 million in 1996. The total distributions increased due to an increased distribution rate and additional shares and Operating Partnership Units outstanding during 1997. Net borrowing activity was a $38.4 million use of cash flow in 1997 compared to a $12.7 million source of cash flow in 1996.

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

                            GENERAL GROWTH PROPERTIES, INC.


Date:  January 15, 1998     /s/:  Bernard Freibaum
                            ----------------------------------
                            Bernard Freibaum
                            Executive Vice President and Chief Financial Officer








                                   13 of 13