Form 10-Q/A
period 1997-06-30
GENERAL GROWTH PROPERTIES INC
filed 1998-01-16
CIK 895648

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

                                   1 of 17

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

         Item 2:  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations.............. 13

         Liquidity and Capital Resources of the Company...................... 16

PART II  OTHER INFORMATION

         Item 2:  Changes in Securities...................................... 16

         Item 4:  Submission of Matters to a Vote of Security Holders........ 17

         Item 6:  Exhibits and Reports on Form 8-K........................... 17

         SIGNATURE........................................................... 17

                                   2 of 17

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


                                   3 of 17

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


                                   4 of 17

                        GENERAL GROWTH PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                                  (UNAUDITED)
                            (Dollars in thousands)




                                                                                                Six Months Ended
                                                                                                    June 30,
                                                                                                1997          1996
                                                                                               --------      ------
Cash flows from operating activities:
 Net income                                                                                   $  58,703      $ 11,980
 Adjustments to reconcile net income to net cash provided by operating activities:
   Minority interest                                                                             34,238         7,146
   Net gain on sales                                                                            (58,647)
   Extraordinary items - charges related to early retirement of debt                                377         2,291
   Equity in net income of unconsolidated affiliates                                             (5,218)       (8,855)
   Provision for doubtful accounts                                                                1,562         1,542
   Depreciation                                                                                  21,391        16,444
   Amortization                                                                                   1,784         1,956
 Net changes in:
   Tenant accounts receivable                                                                    (2,937)       (2,007)
   Prepaid and other assets                                                                       1,415        (4,122)
   Accounts payable and accrued expenses                                                        (15,010)         (876)
                                                                                              ---------       -------
       Net cash provided by operating activities                                                 37,658        25,499
                                                                                              ---------       -------
 Cash flows from investing activities:
   Acquisition/development of real estate and improvements and additions to properties         (146,543)      (32,633)
   Increase in investments in unconsolidated real estate affiliates                             (33,407)         (121)
   Change in notes receivable from General Growth Management, Inc.                              (19,348)           61
   Proceeds from the sale of CenterMark stock                                                   130,500
   Distributions received from CenterMark Properties, Inc.                                                     11,106
   Distributions received from GGP/Homart, Inc.                                                   6,077         4,633
   Increase in deferred expenses                                                                 (3,796)       (6,112)
                                                                                              ---------       -------
       Net cash from investing activities                                                       (66,517)      (23,066)
                                                                                              ---------       -------
 Cash flows from financing activities:
   Cash distributions paid to common stockholders                                               (26,853)      (23,455)
   Cash distributions paid to minority interest                                                 (15,818)      (13,846)
   Payment of stock offering costs                                                                   (3)
   Proceeds from issuance of mortgage and other notes payable                                   187,526       367,212
   Principal payments on mortgage and other notes payable                                      (124,143)     (343,519)
   Purchase of treasury stock                                                                    (1,179)
   Proceeds from exercised options                                                                  248
   Retirement of common stock (net of sale proceeds)                                                             (62)
   Prepayment penalty on early retirement of debt                                                  (377)
   Increase in deferred financing costs                                                                       (1,955)
                                                                                              ---------       -------
      Net cash from financing activities                                                        19,401       (15,625)
                                                                                              ---------       -------
 Net change in cash and cash equivalents                                                         (9,458)      (13,192)
 Cash and cash equivalents at beginning of period                                                15,947        18,298
                                                                                              ---------       -------
 Cash and equivalents at end of period                                                        $   6,489       $ 5,106
                                                                                              =========       =======
 Supplemental disclosure of cash flow information:
       Non-cash investing activities
 Interest paid                                                                                  $43,666       $38,172
 Interest capitalized                                                                           $ 2,718       $ 2,892
 Debt assumed as consideration to seller for purchase of real estate                            $61,863
 Partnership units and common stock issued as consideration for purchase of real estate         $11,490




 The accompanying notes are an integral part of these consolidated financial statements.


                                   5 of 17

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


                                   6 of 17

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


                                   7 of 17

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



                                   8 of 17

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



                                   9 of 17

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



                                   10 of 17

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



                                   11 of 17

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


                                   12 of 17

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

     Forward looking statements contained in this Management's Discussion and Analysis of Financial Condition and Results of Operations may include certain forward-looking information statements, within the meaning of
     Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements or expectation. Words such as "expects", "anticipates", intends", "plans", believes", "seeks", "estimates" and "should" and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

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

     Total expenses, including depreciation and amortization, increased by approximately $10.2 million, from $27.2 million in the second quarter of 1996 to $37.4 million in the second quarter of 1997. For the period ended June 30, 1997, property operating expenses increased by $7.2 million or 43.6% from $16.5 million in 1996 to $23.7 million for the second quarter of 1997. Of this increase new acquisitions accounted for $4.3 million, while comparable centers contributed the remaining $2.9 million. Depreciation and amortization increased by $2.8 million over the same period in 1996. Approximately $.8 million of the $2.8 million increase in depreciation and amortization was generated at comparable centers. The remaining $2.0


                                   13 of 17
     million was from newly acquired properties. Management fees to affiliates and general and administrative expenses together were approximately $.2 million higher than in the second quarter of 1996.

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


                                   14 of 17

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


                                   15 of 17

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

SUMMARY OF INVESTING ACTIVITIES FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Net cash used by investing activities during the first six months of 1997 was $66.5 million, compared to a use of $23.1 million in 1996. Cash flow from investing activities was effected by the timing of acquisitions, development and improvements to real estate properties, requiring a use of cash during the first six months of approximately $146.5 million in 1997 compared to $32.6 million in 1996. The acquisition of 100% of Market Place Mall, Century Plaza, Southlake Mall, and Eden Prairie Mall in the first six months of 1997 used approximately $114.2 million of cash. Investments in unconsolidated affiliates during 1997 used $33.4 million. The purchase of a 50% interest in Town East Mall accounted for approximately $27.7 million of the activity and additional investments in GGP/Homart accounted for the remaining activity in 1997.
Advances on notes receivable from GGMI decreased cash flow from investing activities by $19.3 million in 1997. The advances on the notes receivable from GGMI is primarily due to the acquisition of an office building by GGMI. The sale of the final portion of CenterMark provided cash flow of $130.5 million in the first six months of 1997. Distributions received from unconsolidated affiliates totaled $6.1 million in 1997 and $15.7 million in 1996. The sale of portions of CenterMark during 1996 and 1997 accounted for the reduced distributions from unconsolidated affiliates. Deferred expenses decreased cash flow $3.8 million in 1997 compared to $6.1 million in 1996.

SUMMARY OF FINANCING ACTIVITIES FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Financing activities in 1997 provided $19.4 million of cash compared to a use of $15.6 million in 1996. Distributions paid to common shareholders and the minority interest decreased cash flow by $42.7 million in 1997 compared to $37.3 million in 1996. The total distributions increased due to an increased distribution rate and additional shares and Operating Partnership Units outstanding during 1997. Net borrowing activity was a $63.4 million source of cash flow in 1997 compared to a $23.7 million source of cash flow in 1996. The purchase of treasury stock used $1.2 million of cash flow in 1997. Deferred financing costs reduced the 1996 cash flow by approximately $2.0 million.

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

PART II  OTHER INFORMATION
ITEM 2.  CHANGES IN SECURITIES

(c) On June 19, 1997, the Operating Partnership acquired in a negotiated non-underwritten transaction, Southlake Mall, located in Morrow (Atlanta), Georgia from CA Southlake Investors, Ltd., a Georgia limited partnership, and Metropolitan Life Insurance Company. The consideration consisted of approximately $10.4 million in cash, 353,537 redeemable units of limited partnership interest in the Operating Partnership and the assumption of approximately $45.1 million of mortgage debt. The units of limited partnership interest were issued solely to CA Southlake Investors, Ltd., in a private placement transaction which is exempt from registration under Section 4 (2) of the Securities Act of 1933, as amended (the "Act"), and the rules promulgated thereunder, including, without limitation, Rule 506 of the Act. The holder of the units of limited partnership interest sold by the Operating Partnership have the right, any time after June 19, 1998, to require that the Operating Partnership redeem such units for cash; provided, however, that the Company may assume the Operating Partnership's obligations and redeem the units for cash or shares of the Company's Common Stock on a one-for-one basis.

                                   16 of 17

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



                                   17 of 17