Form 10-Q/A
period 1997-09-30
GENERAL GROWTH PROPERTIES INC
filed 1998-01-16
CIK 895648

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




                                   1 of 18

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




                                    2 of 18

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

                                   3 of 18

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


                                   4 of 18

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



                                    5 of 18

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

          OPERATING PARTNERSHIP


          The Operating Partnership commenced operations on April 15, 1993 and as of September 30, 1997, the Company together with the Operating Partnership owned 100% of thirty-four enclosed regional shopping centers (the "Original Centers") and 51% of GGP/Ivanhoe, Inc. (see
          Note 4), 50% of Quail Springs and Town East, 38.2% of the stock of GGP/Homart, Inc. and a non-voting preferred stock interest in General Growth Management, Inc. ("GGMI") (see Note 5). GGP/Homart owns interests in twenty-five shopping centers (the "Homart Centers"). GGP/Ivanhoe owns 100% of The Oaks Mall and Westroads. At September 30, 1997, the Company owned a 66% general partnership interest in the Operating Partnership. Various minority interests owned the remaining 34% limited partnership interest.


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



                                   6 of 18

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



                                   7 of 18

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



                                   8 of 18

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



                                    9 of 18

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





                                   10 of 18

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



                                   11 of 18

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




                                   12 of 18

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




                                   13 of 18

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

                                   14 of 18

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

     Total expenses, including depreciation and amortization, increased
     $30.8 million or 37.7% from $81.7 million in 1996 to $112.5 in the first nine months of 1997. For the period ended September 30, 1997, property operating, general and administrative costs and management expenses increased $23.1 million. Of this increase $14.2 million is attributable to the



                                   15 of 18
     acquisition of new properties. The remaining $8.9 million is from higher recoverable operating costs at comparable properties.
     Depreciation and amortization increased $7.7 million from $28.1 million in the first nine months of 1996 to $35.8 million in 1997. Approximately $5.5 million of this increase is attributable to new acquisitions. Comparable centers accounted for the remaining $2.2 million increase in depreciation and amortization.

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

                                   16 of 18

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


SUMMARY OF INVESTING ACTIVITIES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Net cash used by investing activities during the first nine months of 1997 was $137.9 million, compared to a source of $22.7 million in 1996. Cash flow from investing activities was effected by the timing of acquisitions, developments and improvements to real estate properties, requiring a use of cash during the first nine months of approximately $170.9 million in 1997 compared to $64.7 million in 1996. The acquisition of 100% of Market Place Mall, Century Plaza, Southlake Mall, Eden Praire Mall in the first nine months of 1997 used approximately $114.2 million of cash. The development of the Iowa City project and renovations and/or expansions accounted for the remaining expenditures in 1997. The development of Eagle Ridge and West Valley accounted for a large portion of the expenditures in 1996. Investments in unconsolidated affiliates during 1997 used $83.5 million of cash flow compared to a $13.3 million use in 1996. The purchase of a 50% interest in Town East Mall and the acquisition of 51% of GGP/Ivanhoe accounted for approximately $72.1 million of the activity and additional investments in GGP/Homart accounted for the remaining $11.4 million in 1997. Advances on notes receivable from GGMI decreased cash flow from investing activities by $23.8 million in 1997 compared to $2.4 million in 1996. The advances on the notes receivable from GGMI is primarily due to the acquisition of an office building by GGMI in 1997. The sale of portions of CenterMark provided cash flow of $130.5 million in the first nine months of 1997 compared to $87.0 million in 1996. Distributions received from unconsolidated affiliates totaled $15.6 million in 1997 and $24.6 million in 1996. The sale of portions of CenterMark during 1996 and 1997 accounted for the reduced distributions from unconsolidated affiliates. Deferred expenses decreased cash flow $5.8 million in 1997 compared to $8.5 million in 1996.



SUMMARY OF FINANCING ACTIVITIES FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996



Financing activities in 1997 provided $103.1 million of cash compared to a use of $77.9 million in 1996. Distributions paid to common shareholders and the minority interest decreased cash flow by $64.6 million in 1997 compared to $55.9 million in 1996. The total distributions increased due to an increased distribution rate and additional shares and Operating Partnership Units outstanding during 1997. Proceeds from the sale of common stock generated cash flow of $166.3 million in 1997. Net borrowing activity was a $6.6 million source of cash flow in 1997 compared to a $19.9 million source of cash flow in 1996. The purchase of treasury stock used $3.1 million of cash flow in 1997. Prepayment penalties related to the early retirement of debt used $1.1 million of cash flow in 1997. Deferred financing costs reduced the 1997 cash flow by approximately $1.3 million compared to a use of $2.0 million in 1996.


The following factors, among others, will affect operating cash flow and, accordingly, influence the decisions of the Board of Directors regarding distributions: (i) scheduled increases in base rents of existing leases; (ii) changes in minimum base rents and/or percentage rents attributable to replacement of existing leases with new or renewal leases; (iii) changes in occupancy rates at existing centers and procurement of leases for newly developed centers; and (iv) the Company's share of operating cash flow generated by GGMI, GGP/Homart and distributions therefrom, less oversight costs and debt service on additional loans that were incurred to finance a portion of the cash purchase price for GGP/Homart's stock. The Company anticipates that its operating cash flow, and potential new debt or equity from future offerings, new financings or refinancings will provide adequate liquidity to conduct its operations, fund general and administrative expenses, fund operating costs and interest payments and allow distributions to the Company's stockholders in accordance with the requirements of the Internal Revenue Code of 1986, as amended, for


                                   17 of 18
continued qualification as a real estate investment trust and to avoid any Company level federal income or excise tax.

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



                                   18 of 18