Form 10-K
period 1997-12-31
GENERAL GROWTH PROPERTIES INC
filed 1998-03-31
CIK 895648

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997.

                                       OR

[GRAPHIC OMITTED] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

[ ] FOR THE TRANSITION PERIOD FROM ______________________ TO _________________
    COMMISSION FILE NUMBER 1-11656

                         GENERAL GROWTH PROPERTIES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

              DELAWARE                                          42-1283895
    -------------------------------                         -------------------
    (STATE OR OTHER JURISDICTION OF                         (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)                          IDENTIFICATION NO.)

      55 W. MONROE - SUITE 3100
          CHICAGO, ILLINOIS                                        60603
      -------------------------------------                       --------
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICE)                     (ZIP CODE)


REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (312) 551-5000 SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

       TITLE OF EACH CLASS             NAME OF EACH EXCHANGE ON WHICH REGISTERED
       -------------------             -----------------------------------------
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
                                             ---      ---

[ ]         Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of March 26, 1998, the aggregate market value of the 32,207,536 shares of Common Stock held by non-affiliates of the registrant was $1,223,886,368, based upon the closing price on the New York Stock Exchange composite tape on such date. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant.) As of March 26, 1998, there were 35,768,922 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the proxy statement for the annual stockholders meeting to be held on May 14, 1998 are incorporated by reference into Part III.

PART I
ITEM 1.  BUSINESS

FORWARD LOOKING INFORMATION

Forward looking statements contained in this Annual Report on Form 10-K may include certain forward-looking information statements, within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates" and "should" and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company, its Operating Partnership and Subsidiaries (the "Company") and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

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

GENERAL

General Growth Properties, Inc. was formed in 1986 by Martin Bucksbaum and Matthew Bucksbaum (the "Original Stockholders"). On April 15, 1993, an initial public offering (the "IPO") of the common stock (the "Common Stock") of General Growth Properties, Inc. and certain related transactions were completed. In connection with the IPO, General Growth Properties, Inc. and the Original Stockholders formed GGP Limited Partnership (the "Operating Partnership"). As a result of the IPO and related transactions, General Growth Properties, Inc. and the Operating Partnership (collectively the "Company") together owned 100% of twenty-one enclosed mall shopping centers. During May of 1995, the Company completed a follow-on stock offering of 4,500,000 shares of Common Stock. The Company issued 3,451,783 shares of Common Stock during 1996 in connection with various acquisitions. In the third quarter of 1997 the Company sold an additional 4,927,680 shares of Common Stock in two separate transactions. At December 31, 1997, the Company owned 100% of thirty-five enclosed regional shopping centers, 51% of the stock of GGP/Ivanhoe, Inc., 50% of each of two enclosed mall shopping centers, Quail Springs and Town East, 38.2% of the stock of GGP/Homart, Inc. ("GGP/Homart") and a non-voting preferred stock interest in General Growth Management, Inc. ("GGMI"). The thirty-five 100% owned regional shopping centers, the 51% ownership interest in GGP/Ivanhoe, Inc., and the 50% ownership in both Quail Springs and Town East comprise the "GGP Centers". On December 31, 1997, General Growth Properties, Inc. owned a 66% general partnership interest in the Operating Partnership, and various minority holders, primarily the Original Stockholders, owned the remaining 34% limited partnership interest. The Company is engaged in the ownership, operation, management, leasing, acquisition, development, expansion and financing of enclosed mall shopping centers. See the Consolidated Financial Statements and Notes thereto included in item 8 of this Annual Report on Form 10-K for certain financial information required by this Item 1.

On February 11, 1994, the Company acquired 40% of the outstanding stock of CenterMark Properties, Inc. ("CenterMark") for approximately $182.0 million in cash. CenterMark owned interests in sixteen enclosed regional shopping centers, three power centers and other real estate, including fourteen free-standing department stores net leased to May Company and a 116-unit apartment project in LaJolla, California. On December 19, 1995, the Company sold a portion of its interest in CenterMark for $72.5 million and granted the buyer an option to purchase its remaining interest. The Company's remaining interest was sold in two transactions with $87.0 million received on July 1, 1996 and $130.5 million received on January 2, 1997.

On December 22, 1995 the Company, jointly with four other investors, acquired 100% of the stock in GGP/Homart which owned substantially all of the regional mall assets and liabilities that were owned by Homart Development Co., an indirect wholly-owned subsidiary of Sears, Roebuck & Co. The Company acquired 38.2% of GGP/Homart for approximately $178 million including certain transaction costs. All of the stockholders of GGP/Homart committed to contribute up to $80.0 million of additional capital and as of December 31, 1997 this commitment had been fulfilled. At December 31, 1997 GGP/Homart owned interests in twenty-five shopping centers (the "Homart Centers"). Together, the GGP Centers and the Homart Centers comprise the Company portfolio ("the "Portfolio Centers").

On December 22, 1995, GGP Management, Inc. ("GGP Management") was formed to manage, lease, develop and operate enclosed malls. The Operating Partnership owned 100% of the non-voting preferred stock ownership interest in GGP Management representing 95% of the equity interest. Key employees of the Company held the remaining 5% ownership interest therein, in the form of common stock entitled to all of the voting rights in GGP Management. In August of 1996, GGP Management acquired GGMI through arm's length negotiations for approximately $51.5 million, which was accounted for as a purchase, by completing the following steps: GGP Management borrowed approximately $39.9 million from the Operating Partnership, and used the loan proceeds to acquire 1,555,855 newly-issued shares of Common Stock from the Company. GGP Management then exchanged the 1,555,855 shares of Common Stock and 453,791 Operating Partnership Units (contributed by the Operating Partnership) for 100% of the outstanding shares in GGMI. GGP Management was then merged into GGMI with GGMI as the surviving entity.

The Operating Partnership currently holds all of the non-voting preferred stock ownership interest in GGMI representing 95% of the equity interest. Five key employees of the Company hold the remaining 5% equity interest through ownership of 100% of the common stock which is entitled to all voting rights in GGMI. GGMI cannot distribute funds until its available cash flow exceeds all accumulated preferred dividends owed to the preferred stockholder. Any dividends in excess of the preferred cumulative dividend are allocated 95% to the preferred stockholder and 5% to the common stockholders. The interest only loan from the Operating Partnership to GGMI bears interest at 14% and matures in 2016. GGMI may make principal payments on the loan if it has sufficient cash flow. GGMI manages, leases, and performs various other services for the GGP Centers, Homart Centers and other properties owned by unaffiliated parties.

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

BUSINESS OF THE COMPANY

The Company is engaged in the ownership, operation, management, leasing, acquisition, development, expansion and financing of enclosed mall shopping centers. Most of the GGP Centers are strategically located nationwide in middle markets where they have strong competitive positions. The GGP Centers' geographic diversification should mitigate the effects of regional economic conditions and local factors. The Homart Centers are primarily concentrated in areas not served by the GGP Centers. In addition most of the Homart Centers are located in major markets which further diversify the Portfolio Centers in terms of geographic region and market type of the Company's enclosed mall shopping centers.

The Company is the asset manager of the GGP Centers, making all key strategic decisions. It retains final authority over all operating matters and supervises GGMI, the property manager of the GGP Centers. GGMI performs day-to-day property management functions including leasing, construction management, data processing, maintenance, accounting, marketing, promotion and security at the GGP Centers pursuant to the management agreements. The Company, along with its stockholders in GGP/Homart, makes all key strategic decisions for the Homart Centers. The Company is the asset manager of the Homart Centers, executing the strategic plans and overseeing the day-to-day activities performed by GGMI. As of December 31, 1997 GGMI was the property manager for twenty-one of the Homart Centers, and the joint venture partners managed the other four Homart Centers.

The majority of the mall income is derived from rents received through long term leases with retail tenants. The long term leases require the tenant to pay base rent which is a fixed amount specified in the lease. The base rent is often subject to scheduled increases defined in the lease. Another component of income is percentage rent. Percentage rent is paid by the tenant if their sales exceed an agreed upon minimum annual amount. Percentage rent is calculated by multiplying the sales in excess of the minimum annual amount by a percentage defined in the lease agreement. Long term leases generally contain a provision for the mall to recover expenses incurred in the day-to-day operations including common area maintenance and real estate taxes. The recovery is calculated by multiplying the tenants pro-rata share of space by the total recoverable expense amounts.

The evolution of the shopping center business necessitates the implementation of new approaches to shopping center management and leasing. Management's strategies to increase shareholder value and cash flow include the integration of mass merchandise retailers with traditional department stores, specialty leasing, entertainment-oriented tenants, proactive property management and leasing, strategic expansions and acquisitions, and selective new shopping center developments. These approaches should enable the Company to operate and grow successfully in today's value-oriented environment. Following is a summary of recent acquisition, development and expansion and redevelopment activity.

 ACQUISITIONS

The Company continues to seek desirable properties for acquisition. In 1997, the Company acquired 100% ownership interests in five regional malls and partial ownership interests in three additional regional malls for an aggregate investment of approximately $387 million.

The Company acquired a 100% ownership interest in Valley Hills Mall located in Hickory, North Carolina on October 23, 1997 for a purchase price of approximately $34.5 million. During the second quarter of 1997, the Company acquired 100% ownership of three other properties, Century Plaza Shopping Center, Southlake Mall and Eden Prairie Mall. Century Plaza Shopping Center located in Birmingham, Alabama was acquired on May 1, 1997 for $31.8 million. Southlake Mall, located in Atlanta, Georgia, was acquired on June 18, 1997, for a purchase price of $67.0 million. The aggregate consideration paid for Eden Prairie Mall, located in Minneapolis, Minnesota, was $19.9 million. On March 31, 1997, the Company acquired a 100% ownership interest in Market Place Mall, located in Champaign, Illinois, for a purchase price of approximately $70.0 million. On September 17, 1997, GGP/Ivanhoe, Inc. acquired both The Oaks Mall In Gainesville, Florida and Westroads Mall in Omaha, Nebraska. The Company owns 51% of the ownership interest in GGP/Ivanhoe for an investment of $107.5 million including its prorata share of the property level indebtedness. On June 11, 1997, the Company acquired a 50% interest in Town East Mall, located in Mesquite, Texas for $56.5 million including its pro rata share of the property level indebtedness.

The Company's management believes that it has the following competitive advantages and reasons to acquire enclosed shopping malls:

    o The funds necessary for a cash acquisition of a shopping center can be obtained by the Company from a combination of sources, including mortgage or unsecured financing or the issuance of public debt or equity.

    o The Company has the flexibility to pay for an acquisition with a combination of cash, Common Stock or limited partnership units in the Operating Partnership. This creates the opportunity for tax-advantaged transactions for the seller.

    o Management's expertise allows it to evaluate proposed acquisitions for their increased profit potential. Additional profit can originate from many sources including expansions, remodeling, remerchandising, and more efficient management of the property.

DEVELOPMENT

The Company intends to pursue development when warranted by the potential financial returns. Brass Mill, a Homart development project, was completed and had a grand opening ceremony in September of 1997. The Company is currently developing an enclosed shopping center in Coralville (Iowa City), Iowa and completing predevelopment work on the site located in Grand Rapids, Michigan.

Brass Mill includes Brass Mill Commons a 930,000 square foot enclosed mall and power center which includes approximately 330,000 square feet of Mall Store space and a 200,000 square foot power center in Waterbury, Connecticut. As of December 31, 1997 the mall had approximately 250,000 square feet of Mall Store space signed and an additional 30,000 square feet out for signature. Sears, JCPenney, Filenes and Hoyt's theater anchor the enclosed regional mall. The power center, Brass Mill Commons, is currently 100% leased. Brass Mill includes Chili's, Office Max, Kids R Us, Toys R Us, Barnes & Noble, Hometown Buffet, TGI Friday's and Shaw's Grocery Store.

Coral Ridge Mall, a 1,200,000 square foot enclosed regional mall located in Coralville, Iowa is scheduled to open in July of 1998. The mall will include five department store anchors, several big box retailers, a theater, an ice arena, a children's museum and approximately 200,000 square feet of Mall Store space. The Mall Store space was 52% signed and 47% out for signature at the end of 1997. As of December 31, 1997 approximately $26 million has been spent of an estimated total cost of $70 million. The funding for the development of this project comes primarily from an unsecured credit facility.

The development in Grand Rapids, Michigan will consist of approximately 1,100,000 square feet and is currently expected to open in late 1999.

EXPANSIONS AND RENOVATIONS

Most of the Portfolio Centers were designed to allow for expansion and growth through the addition of new Anchors or Mall and Freestanding Stores. Five GGP Centers and eight Homart Centers are in the process of an expansion, Anchor addition or renovation. The expansion and renovation of a Portfolio Center often increases customer traffic, trade area penetration and typically improves the competitive position of the property.

Three of the larger renovation and expansion projects are the renovation and expansion of Chapel Hills Mall, the expansion of Fox River Mall and Neshaminy Mall, a Homart Center.

Chapel Hills Mall, a 1,159,187 square foot center located in Colorado Springs, Colorado recently added a three level 203,000 square foot Dillards department store and adjoining parking deck. The new Dillards opened in March of 1997. Additional improvements will include the addition of an ice rink, a two-level Borders Book Store, a food court expansion, new skylights, new ceilings, hand rails, remodeled restrooms and flooring upgrades. The ice rink and renovation are expected to be completed during 1998.

Fox River Mall, a 1,045,806 square foot center, located in Appleton, Wisconsin is completing the expansion of its food court. The 36,000 square foot project includes a 7,000 square foot restaurant/brew pub, eight new permanent food court locations and an additional 300 seats, bringing the total seating capacity to 850 seats. The modifications were substantially complete by the end of 1997.

Neshaminy Mall is currently a 945,779 square foot enclosed mall anchored by Boscov, Sears, and Strawbridge & Clothier. Neshaminy Mall, located in Bensalem, Pennsylvania, a suburb of Philadelphia, is currently undergoing an expansion project consisting of a 24 screen AMC Theater and approximately 20,000 square feet of Mall Store space. The addition of the 24 screen theater will complement the existing entertainment oriented tenant mix and differentiate Neshaminy Mall from its competition. The theater and additional Mall Store space is projected to open in late 1998.

THE PORTFOLIO CENTERS

All of the sixty-four Portfolio Centers are enclosed mall shopping centers with at least two major department stores as Anchors and a wide variety of smaller Mall Stores. Most of the Portfolio Centers have three or four Anchors and additional Freestanding Stores which are located along the perimeter of the parking area. Each Portfolio Center provides ample surface parking for shoppers. The Portfolio Centers:

o range in size between approximately 340,000 and 1,365,000 square feet of total GLA and between approximately 125,000 and 425,000 square feet of Mall and Freestanding GLA. The smallest Portfolio Center has approximately 40 stores, and the largest has over 200 stores;

o have approximately 250 Anchors, operating under approximately 53 trade names; and

o      have approximately 9,600 Mall and Freestanding Stores.

The average size of the sixty-four Portfolio Centers is approximately 800,000 square feet of GLA, including all Anchors, Mall Stores and Freestanding Stores. The average Mall and Freestanding GLA per Portfolio Center is approximately 310,000 square feet.

As of December 31, 1997, the GGP Centers contain approximately 28.9 million square feet of GLA consisting of Anchors (whether owned or leased), Mall Stores and Freestanding Stores. The Homart Centers contain approximately 22.3 million square feet of GLA.

The Company's share of total revenues from the Portfolio Centers and GGMI increased to $443.7 million in 1997 from $363.4 million in 1996. No single Portfolio Center generated more than 7% of the Company's total 1997 pro rata revenues. In 1997, total Mall Store sales at all of the Portfolio Centers increased by approximately 7.2%.

MALL AND FREESTANDING STORES

The Portfolio Centers have an aggregate of approximately 9,600 Mall and Freestanding Stores. The following table reflects the tenant representation by category in the GGP Centers as of December 31, 1997. Management believes that similar tenant representation by category existed in the Portfolio Centers as of December 31, 1997.


----------------------------------------------------------------------------------------------------------------------------
                              % Of Sq. Ft. in
     Tenant Categories           GGP Centers                   Types of Tenants/Products Sold
----------------------------------------------------------------------------------------------------------------------------

Women's Apparel                      21%      Women's apparel
-------------------------------------------------------------------------------------------------------------
Men's Apparel                         2%      Men's apparel
-------------------------------------------------------------------------------------------------------------
Apparel                              10%      Unisex apparel, children's apparel, lingerie, formalwear
-------------------------------------------------------------------------------------------------------------
Shoes                                11%      Shoes
-------------------------------------------------------------------------------------------------------------
Specialty Food                        3%      Candy, coffee, nuts, chocolate, health food/vitamins
-------------------------------------------------------------------------------------------------------------
Food                                  9%      Restaurant, food court
-------------------------------------------------------------------------------------------------------------
Gifts                                 6%      Cards, candles, engraving stores, other gift or novelty
-------------------------------------------------------------------------------------------------------------
Jewelry                               3%      Fine jewelry and costume jewelry
-------------------------------------------------------------------------------------------------------------
Music/Electronics                     6%      Music, electronics, computer and software, video rental
-------------------------------------------------------------------------------------------------------------
Sporting Goods                        4%      Sports apparel, sports and exercise equipment
-------------------------------------------------------------------------------------------------------------
Entertainment                         4%      Arcades and interactive entertainment
-------------------------------------------------------------------------------------------------------------
Specialty                            21%      Photo studios and development, beauty and nail salons,
                                              pharmacy and sundries, variety stores, pet stores,
                                              newsstands, jewelry repair, shoe repair, tailor, optical,
                                              video games, sporting goods, shops for home/bath/kitchen,
                                              rugs, fabric stores, beds/waterbeds, luggage, perfume,
                                              tobacco, toys, cameras, sunglasses, books

-------------------------------------------------------------------------------------------------------------
Total                               100%
-------------------------------------------------------------------------------------------------------------



Typical tenants in Women's Apparel include the Limited, Casual Corner, Talbots and Lerner. Men's Apparel includes tenants such as J. Riggins and Nicks for Men. The Apparel category typically includes Gap, Eddie Bauer, American Eagle, Buckle and Gymboree. The Shoes category often includes tenants such as Kinney, Footlocker and Payless Shoesource. Specialty Food tenants often include General Nutrition Center, Mr. Bulky, and Barnie's Coffee and Tea Company. The Food category typically includes restaurants such as Garfield's, fast food restaurants such as Arby's, and food court tenants such as Sbarro. Typical tenants in the Gifts Category include Disney, Things Remembered, Kirlin's Hallmark and Spencer Gifts. Jewelry tenants typically include Friedman's Jewelers and Golden Chain Gang. The Music/Electronics category includes tenants such as Camelot Music, Radio Shack, Suncoast Pictures and Waldensoftware. Sporting Goods include tenants such as Champs, Pro Image and Scheel's Sports. Entertainment tenants typically include Pocket Change, Aladdin's Castle and Tilt. Specialty tenants include Mastercuts, One Hour Photo, California Nails, Lechter's, Kay-Bee Toys, Dollar Tree, Lemstone Books, Garden Botanika and many others.

The table below shows mall shop tenants (excluding department stores) in the GGP Centers with more than 50,000 total square feet on December 31, 1997. Management believes that similar square footage percentages existed in the Portfolio Centers as of December 31, 1997.



------------------------------------------------------------------------------------
                                                        Total
              Tenant Name                               Sq. Ft.           % of Total
------------------------------------------------------------------------------------

Lerner New York                                         200,988                 1.8%
Express                                                 161,923                 1.5%
Limited                                                 153,121                 1.4%
Lane Bryant                                             139,980                 1.3%
Victoria's Secret                                       127,154                 1.2%
Footlocker                                              102,528                 0.9%
Radio Shack                                              87,898                 0.8%
Gap                                                      86,509                 0.8%
Waldenbooks                                              82,361                 0.8%
Famous Footwear                                          77,142                 0.7%
Champs Sports                                            75,805                 0.7%
B. Dalton Bookseller                                     70,666                 0.6%
Lenscrafters                                             57,598                 0.5%
Casual Corner                                            55,363                 0.5%




COMPETITION

The Portfolio Centers compete with numerous shopping alternatives in seeking to attract retailers to lease space as retailers themselves face increasing competition from discount shopping centers, outlet malls, discount shopping clubs, direct mail and telemarketing. Below are detailed descriptions of the type of competitor the Portfolio Centers face.

Fox River Mall is an enclosed super regional mall located in Appleton, Wisconsin. It consists of the main building, an adjacent community center and nine outparcels totaling 1,045,806 square feet. The mall is anchored by Dayton's, Younkers, JCPenney, Sears and Target. The primary competition for Fox River consists of three centers. One of the centers, located 26 miles northeast, consists of 601,630 square feet and is anchored by Elder Beerman, Kohl's, Montgomery Ward and Shopko. This center offers merchandise with lower price points and more discount retailers than Fox River Mall. A 903,538 square foot center located 29 miles northeast is anchored by Boston Store, JCPenney and Younkers. This center lacks a fashion anchor similar to the Dayton's at Fox River and is not easily accessible in its downtown location. In addition, a 328,775 square foot community center located approximately three miles from Fox River is anchored by Kohl's and Shopko. This center primarily serves as a convenience shopping facility for residents on the north side of Appleton and offers little direct competition to Fox River.

Bellis Fair Mall is a 768,527 square foot regional shopping center located on Interstate 5 in Bellingham, Washington, 90 miles north of Seattle and 25 miles south of the Canadian border. The Mall is anchored by JCPenney, Bon Marche, Sears, Target and Mervyns. The primary competition for Bellis Fair consists of discount retailers. While these discount retailers help draw Canadian shoppers they in turn attract shoppers to Bellis Fair due to its stronger, fashion oriented tenant mix. The discount retailers that compete with Bellis Fair include Ross Dress for Less, Home Base, Office Depot, Good Guys, Circuit City and Wal-Mart. Other competition includes a 110,000 square foot center located 15 miles north that also helps draw Canadian shoppers. Located approximately 25 miles south is a 525,000 square foot center anchored by Bon Marche, Sears and Emporium. This center lacks the desirable national tenant mix available at Bellis Fair. As a whole, these outlet centers have little impact on Bellis Fair's core market.

Natick Mall is a 1,152,039 square foot regional mall located in Boston, Massachusetts. The mall is anchored by Filenes, Macy's, Lord & Taylor, Jordan Marsh and Sears. Natick Mall is situated in a highly competitive market of regional malls, yet the center's excellent location makes it the dominant retail facility in the trade area. The primary competition for Natick Mall consists of an upscale 444,000 square foot specialty retail center with an adjacent

300,000 square foot center. The specialty center is anchored by Bloomingdales, Homestore and Filenes. The 300,000 square foot adjacent center is anchored by Henri Bendel. These centers offer unique upscale merchants with a much smaller number of tenants and a more limited fashion mix than is offered at Natick. A 1,250,000 square foot center located approximately 22 miles north is anchored by Sears, Lord & Taylor, Filenes and Macy's. A 1988 renovation to this center, which included the addition of a second level of mall shops, has secured its strong competitive position in the northwest suburban Boston community, yet its market demographics remain weaker than Natick's. A new 1,100,000 square foot center located approximately 20 miles west is anchored by Sears, JCPenney and Filenes. This center offers a more moderately priced tenant mix and is also located in a weaker demographic area than Natick's market area. In addition, a 1,370,000 square foot center is located 25 miles southeast and is anchored by Sears, Filenes, Lord & Taylor and Macy's. This center contains similar tenants to and the same anchors as Natick. Because of its good location and tenant mix, it poses the most direct competition to Natick Mall.

In addition to competition from other centers which the Portfolio Centers also face direct competition from other companies, catalogues, direct mail, internet sales and telemarketers.

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

EMPLOYEES

As of March 25, 1998, the Company and GGMI had approximately 2,800 full-time employees. None of the employees are subject to a collective bargaining agreement and the Company has not experienced a labor-related work stoppage.

INSURANCE

The Company has comprehensive liability, fire, flood, extended coverage and rental loss insurance with respect to the Portfolio Centers. The Company's management believes that all of the Portfolio Centers described herein which are owned by the Company, in whole or in part, are adequately covered by insurance.

QUALIFICATION AS A REAL ESTATE INVESTMENT TRUST AND TAXABILITY OF DISTRIBUTIONS

The Company currently qualifies as a real estate investment trust pursuant to the requirements contained under Sections 856-858 of the Internal Revenue Code of 1986, as amended (the "Code"). If, as the Company contemplates, such qualification continues, the Company will not be taxed on its real estate investment trust taxable income. During 1997, the Company distributed (or was deemed to have distributed) 100% of its taxable income to stockholders. Cash distributions in the amount of $1.78 per share were paid in 1997. Of that amount, $.53 (29.8%) was ordinary income, based on the taxable income of the Company and $1.25 (70.2%) was a long-term capital gain from the sale of a portion of the CenterMark stock.

ITEM 2.  PROPERTIES

The Company's investment in real estate as of December 31, 1997 consisted of its interest in the Portfolio Centers, development in progress and certain other real estate. As described elsewhere herein, on December 22, 1995 the Company acquired 38.2% of GGP/Homart. GGP/Homart owns interests in the Homart Centers and certain other real estate assets. The Company completed the sale of its remaining interest in CenterMark on January 2, 1997. As a result of the sale, the Company no longer has an ownership interest in the real estate assets of CenterMark.

In most cases, the land underlying the Portfolio Centers is owned in fee; however, at a few of the GGP Centers, all or part of the underlying land is owned by a third party that leases the land pursuant to a ground lease. The Company currently leases the land under Rio West Mall. It also leases a portion of the Fallbrook Mall land and a portion of the SouthShore and Bayshore parking areas. The leases contain various purchase options in favor of the Company and typically provide for a right of first refusal in favor of the Company in the event of a proposed sale of the property by the Landlord. In addition, Prince Kuhio Plaza, one of the Homart Centers, is located on land leased pursuant to a long-term ground lease.

The Portfolio Centers weighted average Mall Store rent per square foot from leases that expired in 1997 was $20.81. As a result of market rents being higher than the rents under many of the expiring leases, the weighted average Mall Store rent per square foot on new and renewal leases during 1997 was $25.84, or $5.03 per square foot more than the above-indicated average for expiring leases. Below is a schedule of the lease expirations over the next five years.


                                COMPANY PORTFOLIO
                       FIVE YEAR LEASE EXPIRATION SCHEDULE

                                                   All Expirations                                Expirations @ Share(1)
                                   --------------------------------------------  -------------------------------------------------
                                     Base Rent          Sq. Ft.     Rent/Sq. Ft.    Base Rent        Sq. Ft.        Rent/Sq. Ft.
----------------------------------------------------------------------------------------------------------------------------------

GGP Centers
                       1998        $ 12,275,741         624,190      $ 19.67    $ 11,261,988        577,833      $   19.49
                       1999          13,318,630         632,270        21.06      12,296,333        593,946          20.70
                       2000          11,270,130         511,754        22.02      10,601,982        486,771          21.78
                       2001          14,637,060         679,505        21.54      13,589,964        635,040          21.40
                       2002          15,373,776         684,733        22.45      13,925,430        632,646          22.01
                                   ------------      ----------     --------    ------------     ----------      ---------
                                     66,875,337       3,132,452        21.35      61,675,697      2,926,236          21.08
                                   ------------      ----------     --------    ------------     ----------      ---------

Homart Centers
                       1998          10,578,959         349,311        30.29       2,565,123         80,851          31.73
                       1999          11,821,594         369,708        31.98       2,717,458         82,529          32.93
                       2000          16,028,705         491,221        32.63       3,833,424        124,176          30.87
                       2001          10,281,914         338,574        30.37       2,546,634         84,584          30.11
                       2002          13,032,440         422,241        30.86       3,871,919        120,671          32.09
                                   ------------      ----------     --------    ------------     ----------      ---------
                                     61,743,612       1,971,055        31.33      15,534,558        492,811          31.52
                                   ------------      ----------     --------    ------------     ----------      ---------

Portfolio Centers
                       1998          22,854,700         973,501        23.48      13,827,111        658,684          20.99
                       1999          25,140,224       1,001,978        25.09      15,013,791        676,475          22.19
                       2000          27,298,835       1,002,975        27.22      14,435,406        610,947          23.63
                       2001          24,918,974       1,018,079        24.48      16,136,598        719,624          22.42
                       2002          28,406,216       1,106,974        25.66      17,797,349        753,317          23.63
                                   ------------      ----------     --------    -------------    -----------     ---------
                                   $128,618,949       5,103,507     $  25.20    $ 77,210,255      3,419,047      $   22.58
                                   ============      ==========     ========    ============     ==========      =========

(1) Expirations at share reflect the Company's direct or indirect ownership interest in a joint venture.

At December 31, 1997, the Company had direct or indirect ("pro rata") mortgage debt totaling $1,709,003. The Company decreased its ratio of consolidated pro rata floating rate debt to total pro rata debt from 34% at December 31, 1996 to less than 13% at December 31, 1997. In addition to the reduction in the percentage of floating rate debt, the consolidated pro rata weighted average interest rate was reduced to 7.14% as of December 31, 1997 compared to 7.25% in the prior year. The following table reflects the maturity dates of the Company's pro rata debt and the related interest rates.



                             COMPANY PORTFOLIO DEBT
              MATURITY AND CURRENT AVERAGE INTEREST RATE SUMMARY(a)
                             AS OF DECEMBER 31, 1997
                        (Dollars in Thousands, unaudited)

                                                                                                           Company
                                             GGP Centers                 GGP/Homart(b)                  Portfolio Debt
                                      -------------------------    -------------------------      --------------------------
                                                        Current                     Current                         Current
                                         Maturing       Average     Maturing        Average         Maturing        Average
           Year                           Amount         Rate        Amount          Rate            Amount           Rate
----------------------------          --------------   --------    ----------      ---------      ------------     ---------

1998                                  $       16,743     6.93%     $   43,264          7.03%      $     60,007         7.00%
1999                                         196,687     7.83%         89,513          7.02%           286,200         7.58%
2000                                               -        -          50,470          6.96%            50,470         6.96%
2001                                         152,000     6.41%              -           -              152,000         6.41%
Subsequent                                 1,007,721     7.10%        152,605          7.46%         1,160,326         7.15%
                                      --------------   --------    ----------      ---------      ------------     ---------

Totals                                $    1,373,151     7.13%     $  335,852          7.21%      $  1,709,003         7.14%
                                      ==============   ========    ==========      =========      ============     =========

Floating Rate                         $       86,000     6.65%     $  129,051          6.96%      $    215,051         6.84%
Fixed Rate (c)                             1,287,151     7.16%        206,801          7.37%         1,493,952         7.19%
                                      --------------   --------    ----------      ---------      ------------     ---------

Totals                                $    1,373,151     7.13%     $  335,852          7.21%      $  1,709,003         7.14%
                                      ==============   ========    ==========      =========      ============     =========

(a) Excludes principal amortization.
(b) GGP/Homart debt reflects the Company's share of its total portfolio debt.
(c) Includes $44,728 of floating rate debt with a 9% cap on the all-in rate through maturity.


    The following tables set forth certain information regarding the GGP Centers and the Homart Centers as of December 31, 1997. The first table depicts the GGP Centers and the second table depicts the Homart Centers.

                                   GGP CENTERS
                                   -----------

                                                  TOTAL GLA/MALL
                                   YEAR          AND FREESTANDING
     NAME OF CENTER/         OPENED/REMODELED            GLA                                                            ANCHOR
        LOCATION(1)             OR EXPANDED        (SQUARE FEET)                       ANCHORS                        VACANCIES
        -----------             -----------         -----------                        -------                        ---------

Bayshore Mall                     1987/              615,481/        Gottschalks, JCPenney, Sears, Mervyn's,             None
  Eureka, California               1989               345,466

Bellis Fair Mall                  1988/              768,527/        The Bon Marche, JCPenney, Sears, Target,            None
  Bellingham, Washington           N/A                349,606        Mervyn's

Birchwood Mall                    1990/              716,449/        Younkers, JCPenney, Sears, Target, Hudson's         None
  Port Huron, Michigan          1991, 1997            287,306

Capital Mall                      1978/              517,680/        Dillard's, JCPenney, Sears                          None
  Jefferson City, Missouri      1985, 1992            307,815

Century Mall                      1975/              726,109/        JCPenney, McRae's, Rich's, Sears                    None
  Birmingham, Alabama           1990, 1994            237,764

Chapel Hills Mall                 1982/             1,159,187/       Joslin's, Sears, Mervyn's, KMart, JCPenney,         None
  Colorado Springs,                1986               420,010        Dillard's
  Colorado

Colony Square Mall                1981/              547,738/        Lazarus, Elder-Beerman, JCPenney, Sears             None
  Zanesville, Ohio                 1987               289,559

Columbia Mall                     1985/              733,368/        Dillard's, JCPenney, Sears, Target                  None
  Columbia, Missouri               1987               317,924

Eagle Ridge Mall                  1996/              735,909/        Dillard's, JCPenney, Sears                          None
  Winter Haven, Florida            N/A                317,648

Eden Prairie Mall                 1976/              862,399/        Sears, Target, Kohl's, Mervyn's                     None
  Eden Prairie, Minnesota          1994               325,602

Fallbrook Mall                    1966/              992,856/        JCPenney, Target, Mervyn's,  KMart,                 None
  West Hills, California           1985                452,251       Burlington Coat Factory
  (Los Angeles,
  California)

Fox River Mall                    1984/             1,045,806/       Dayton's, Younkers, JCPenney, Sears, Target         None
  Appleton, Wisconsin              1991               537,813

Gateway Mall                      1990/              643,864/        The Emporium, Sears, Target                         None
  Springfield/Eugene,              1990               357,964
  Oregon

Grand Traverse Mall               1992/              577,733/        Hudson's, JCPenney, Target                          None
  Traverse City, Michigan          N/A                312,756

Greenwood Mall                    1979/              746,617/        Castner Knott, JCPenney, Sears, Dillard's           None
  Bowling Green, Kentucky          1987               367,682

Knollwood Mall                    1955/              511,445/        Montgomery Ward, Kohl's                             None
  St. Louis Park,                  1981               301,309
  Minnesota
  (Minneapolis, Minnesota)

Lakeview Mall                     1993/              621,729/        Hudson's, JCPenney, Sears                           None
  Battle Creek, Michigan           N/A                331,464

Lansing Mall                      1969/              833,108/        Hudson's, JCPenney, Mervyn's, Montgomery Ward       None
  Lansing, Michigan                N/A                390,980

Lockport Mall                     1971/              345,932/        Montgomery Ward, Hills, Bon  Ton                    None
  Lockport, New York               1984               125,535

Mall of the Bluffs                1986/              587,201/        Dillard's, JCPenney, Target                         None
  Council Bluffs, Iowa             1988               353,567
  (Omaha, Nebraska)

Market Place Mall                 1975/              821,117/        Sears, Bergner's, JCPenney                          None
  Champaign, Illinois              N/A                357,966

Natick Mall                       1966/             1,152,039/       Sears, Filene's, Lord & Taylor, Macy's              None
  Natick, Massachusetts            1994               428,039


                                   GGP CENTERS
                                   -----------


                                                  TOTAL GLA/MALL
                                   YEAR          AND FREESTANDING
     NAME OF CENTER/         OPENED/REMODELED            GLA                                                            ANCHOR
        LOCATION(1)             OR EXPANDED        (SQUARE FEET)                       ANCHORS                        VACANCIES
        -----------             -----------        -------------                       -------                        ----------

Oaks Mall (2)                     1978/              907,392/        Dillard's, Burdines, Sears, JCPenney, Belk          None
  Gainesville, Florida             N/A                349,725

Oakwood Mall                      1986/              786,326/        Dayton's, JCPenney, Target, Sears, Scheel's         None
  Eau Claire, Wisconsin            1991               321,250        All Sports

Park Mall                         1974/              848,325/        Sears, Dillards, Macy's                             None
  Tucson, Arizona                  N/A                339,325

Piedmont Mall                     1984/              652,195/        Belk, Hills, JCPenney, Sears, Belk Mens             None
  Danville, Virginia               1995               187,045

The Pines                         1986/              607,543/        Dillard's, JCPenney, Sears, Wal-Mart                None
  Pine Bluff, Arkansas             1990               268,034

Quail Springs Mall (2)            1980/             1,111,935/       Dillard's, Foley's, JCPenney, Sears                 None
  Oklahoma City, Oklahoma          1992               329,183

Rio West Mall                     1981/              379,195/        Beall's, JCPenney, KMart                            None
  Gallup, New Mexico               1991               193,580

River Falls Mall                  1990/              744,532/        Bacons, Wal-Mart, Toys "R" Us                       None
  Clarksville, Indiana             N/A                399,367
  (Louisville, Kentucky)

River Hills Mall                  1991/              637,262/        Herberger's, JCPenney, Target, Sears                None
  Mankato, Minnesota               1996               285,213

Sooner Fashion Square             1976/              431,536/        Dillard's, JCPenney, Sears                          None
  Norman, Oklahoma                 N/A                199,911

Southlake Mall                    1976/             1,023,428/       Sears, Rich's, JCPenney, Macy's                     None
  Morrow, Georgia                  N/A                285,328

SouthShore Mall                   1981/              339,815/        JCPenney, Sears, KMart                              None
  Aberdeen, Washington             N/A                150,497

Town East Mall (2)                1971/             1,270,363/       Sears, Foley's, JCPenney, Dillard's                 None
  Mesquite, Texas                  1986               434,586

Valley Hills Mall                 1978/              618,126/        Belk, JCPenney, Sears                               None
  Hickory, North Carolina          1986               205,830

Westwood Mall                     1972/              465,154/        Elder-Beerman, JCPenney, Montgomery Ward            None
  Jackson, Michigan                1993               147,124

Westroads Mall (2)                1968/             1,074,046/       Von Maur, JCPenney, Younkers, Montgomery Ward       None
  Omaha, Nebraska                  1995               382,836

West Valley Mall                  1995/              665,483/        Gottschalks, JCPenney, Target, Sears                None
  Tracy, California                N/A                147,467

MALLS UNDER DEVELOPMENT

Coral Ridge Mall                  1998/             1,200,000/       Dillard's, Younkers, Sears, JCPenney, Target        None
  Iowa City, Iowa                  N/A                200,000


(1) In some cases, where a center's location is part of a larger metropolitan area, the metropolitan area is identified in parentheses.
(2) The Company owns 50% of Quail Springs Mall and Town East Mall and 51% of Oaks Mall and Westroads Mall.

                                 HOMART CENTERS
                                 --------------


                                                        OWNERSHIP      TOTAL GLA/MALL
                                         YEAR           INTEREST %    AND FREESTANDING
        NAME OF CENTER/             OPENED/REMODELED        OF               GLA                                            ANCHOR
           LOCATION(1)                 OR EXPANDED      GGP/HOMART   (SQUARE FEET) (2)                ANCHORS              VACANCIES
          ------------             ---------------     -----------  ------------------               -------               ---------

Arrowhead Towne Center                   1993/               33.3        1,130,901/       Dillard's, JCPenney, Mervyn's,       None
  Glendale, Arizona                      1996                               397,656       Montgomery Ward,
                                                                                          Robinson's-May

Bay City Mall                            1991/               100          527,273/        Sears, Target, JCPenney,             None
  Bay City, Michigan                     1993                              211,595        Younkers

Brass Mill Center/Commons                1997/               100         1,128,255/       Sears, Filene's,                      One
  Waterbury, Connecticut                  N/A                              528,608        JCPenney

Chula Vista Center                       1960/               100          884,227/        Macy's, Sears, JCPenney,             None
  Chula Vista, California                1994                              302,364        Mervyn's

Columbiana Centre                        1990/               100          811,047/        Sears, Parisian's, Dillard's,        None
  Columbia, South Carolina               1992                              251,130        J. B. White

Deerbrook Mall                           1984/               100         1,195,527/       Sears, Mervyn's, Foley's,            None
  Humble, Texas                           N/A                              362,936        JCPenney, Dillard's
  (Houston, Texas)

Lakeland Square                          1988/                50          903,660/        Sears, Belk-Lindsey, Dillard's,      None
  Lakeland, Florida                      1994                              291,780        JCPenney, Burdines, Dillard's
                                                                                          (Men's & Home Furnishings)

Moreno Valley Mall                       1992/               100         1,035,508/       Sears, Robinson's-May,               None
  Moreno Valley, California               N/A                              429,254        JCPenney, Harris'

Neshaminy Mall                           1968/                50          945,779/        Sears, Strawbridge & Clothier,       None
  Bensalem, Pennsylvania                 1995                              257,381        Boscov's

Newgate Mall                             1981/               100          625,953/        Sears, Mervyn's, Dillard's           None
  Ogden, Utah                            1994                              247,428

New Park Mall                            1980/                50         1,131,329/       Sears, Macy's, Mervyn's,             None
  Newark, California                     1993                              388,005        JCPenney

North Point Mall                         1993/               100         1,366,405/       Sears, JCPenney, Lord & Taylor,      None
  Alpharetta,                             N/A                              396,287        Rich's, Dillard's, Parisian
  Georgia
  (Atlanta, Georgia)

The Parks at Arlington                   1988/            N/A(3)         1,191,828/       Sears, Dillard's, Mervyn's,          None
  Arlington, Texas                        N/A                              359,912        Foley's, JCPenney

The Pavilions at Buckland Hills          1990/            N/A(3)          963,419/        Sears, Filene's, JCPenney, Lord &
  Manchester, Connecticut                1994                              327,284        Taylor, Filene's Home Store,         None
                                                                                          Dick's Sporting Goods

Pembroke Lakes Mall                      1992/               100         1,063,955/       Sears, Burdine's, JCPenney,          None
  Pembroke Pines, Florida                 N/A                              337,235        Dillard's, Dillard's (Men's &
                                                                                          Home Furnishings)

Prince Kuhio Plaza                       1985/               100          504,217/        Sears, Liberty House, JCPenney       None
  Hilo, Hawaii                            N/A                              166,191

Rolling Oaks Mall                        1988/                50          758,584/        Sears, Dillard's, Foley's            None
  San Antonio, Texas                     1992                              297,727

Sequoia Mall and Tower Plaza             1975/               100          345,940/        Sears, Mervyn's, Ross Dress for      None
  Visalia, California                     N/A                              172,940        Less

Steeplegate Mall                         1990/               100          447,180/        Sears, JCPenney, Steinbach            One
  Concord, New Hampshire                  N/A                              162,655

Superstition Springs Center              1990/               33.3        1,073,726/       Sears, JCPenney, Dillard's,          None
  East Mesa, Arizonia                    1994                              368,361        Mervyn's, Robinson's-May


                                 HOMART CENTERS
                                 --------------


                                                        OWNERSHIP      TOTAL GLA/MALL
                                         YEAR           INTEREST %    AND FREESTANDING
        NAME OF CENTER/             OPENED/REMODELED        OF               GLA                                             ANCHOR
           LOCATION(1)                 OR EXPANDED      GGP/HOMART   (SQUARE FEET) (2)                ANCHORS              VACANCIES
          ------------                ------------     -----------  ------------------               -------               ---------

Tysons Galleria                          1988/               100          809,225/        Macy's, Saks Fifth Avenue,           None
  McLean, Virginia                       1997                              296,838        Neiman Marcus

Vista Ridge Mall                         1989/                80         1,052,419/       Sears, Dillard's, Foley's,           None
  Lewisville, Texas                      1991                              379,555        JCPenney

Washington Park Mall                     1984/               100          351,483/        Sears, Dillard's, JCPenney           None
  Bartlesville, Oklahoma                 1986                              157,190

West Oaks Mall                           1996/               100         1,042,723/       Dillard's, Sears, JCPenney,          None
  Ocoee, Florida                          N/A                              312,626        Gayfers
  (Orlando, Florida)

The Woodlands Mall                       1994/                50         1,031,892/       Sears, Dillard's, Mervyn's,          None
  The Woodlands,                          N/A                              350,082        Foley's, JCPenney
  Texas
  (Houston, Texas)


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

The following table indicates the parent company of each Anchor and sets forth the number of stores and square feet owned or leased by each Anchor at the GGP Centers and the Homart Centers as of December 31, 1997.

                         GENERAL GROWTH PROPERTIES, INC.
                                PORTFOLIO ANCHORS
                             AS OF DECEMBER 31, 1997

                                                                           Total          Square Feet
                           Name                                           Stores            (000's)
------------------------------------------------------------            ------------    ----------------
Sears                                                                            52               6,716
JCPenney                                                                         50               5,087
Dayton Hudson
      Dayton's                                                                    2                 269
      Hudson's                                                                    4                 405
      Mervyn's                                                                   15               1,228
      Target                                                                     14               1,530
                                                                        ------------    ----------------
              Sub-Total Dayton Hudson                                            35               3,432
                                                                        ------------    ----------------
Dillard's                                                                        28               4,206
May Department Stores Company
      Filene's                                                                    3                 523
      Filene's Home Store                                                         1                  36
      Foley's                                                                     7               1,258
      Lord & Taylor                                                               3                 335
      Robinson's-May                                                              3                 497
                                                                        ------------    ----------------
              Sub-Total May Department Stores Company                            17               2,649
                                                                        ------------    ----------------
Proffitt's
      Younkers                                                                    4                 426
      Herberger's                                                                 1                  71
      Parisian                                                                    2                 182
                                                                        ------------    ----------------
              Sub-Total Proffitt's                                                7                 679
                                                                        ------------    ----------------
Federated Department Stores
      Burdines                                                                    3                 387
      Lazarus                                                                     1                  50
      Macy's                                                                      6               1,134
      Rich's                                                                      3                 524
      The Bon Marche                                                              1                 100
                                                                        ------------    ----------------
              Sub-Total Federated Department Stores                              14               2,195
                                                                        ------------    ----------------
Montgomery Ward & Co.
      Montgomery Ward                                                             6                 770
                                                                        ------------    ----------------
              Sub-Total Montgomery Ward & Co.                                     6                 770
                                                                        ------------    ----------------
Harcourt General
      Neiman-Marcus                                                               1                 132
Mercantile Stores
      Bacons                                                                      1                 187
      Castner Knott                                                               1                 101
      Gayfer's                                                                    1                 213
      Joslin's                                                                    1                 171
      JB White                                                                    1                 181
                                                                        ------------    ----------------
              Sub-Total Mercantile Stores                                         5                 853
                                                                        ------------    ----------------
Kohl's                                                                            2                 178
Mc Rae's                                                                          1                 124
Burlington Coat Factory                                                           1                 101
KMart                                                                             4                 357
Wal-Mart                                                                          2                 197
Elder-Beerman                                                                     2                 142
Emporium                                                                          1                  50
Gottschalks                                                                       2                 174
Hills Department Store                                                            2                 175
Ross Dress For Less                                                               1                  40
Beall's                                                                           1                  31
Belk                                                                              2                 286
Belk-Lindsey                                                                      2                 182
Boscov                                                                            1                 185
Bergners                                                                          1                 154
Dick's Sporting Goods                                                             1                  80
Harris                                                                            1                 150
Liberty House                                                                     1                  50
Saks Fifth Avenue                                                                 1                 120
Scheel's All Sports                                                               1                  50
Steinbach's                                                                       1                  55
Strawbridge & Clothier                                                            1                 218
The Bon Ton                                                                       1                  82
Toys "R" Us                                                                       1                  47
Von Maur                                                                          1                 179
Woolworth                                                                         1                  50


For other information concerning the GGP Centers and the Homart Centers see "Item 1 - Business - Business of the Company" and for additional information concerning the mortgage debt encumbering the GGP Centers see Note 8 to the Consolidated Financial Statements appearing in Item 8 of this Annual Report on Form 10-K.


ITEM 3.  LEGAL PROCEEDINGS

The Company is not currently involved in any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against the Company, the properties or GGP/Homart other than routine litigation arising in the ordinary course of business, most of which is expected to be covered by liability insurance. For information about certain environmental matters, see "Item 1 - Business - Environmental Matters."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the Company's stockholders during the fourth quarter of fiscal 1997.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY
        AND RELATED STOCKHOLDER MATTERS

The Common Stock is listed on the New York Stock Exchange ("NYSE") and trades under the symbol "GGP". As of March 26, 1998, the 35,768,922 outstanding shares of Common Stock were held by approximately 1,129 stockholders of record. The closing price per share of Common Stock on the NYSE on such date was $38.00 per share.

Set forth below are the high and low sales prices per share of Common Stock as reported on the composite tape, and the distributions per share of Common Stock declared for each such period.

 ==================================== =================================== =================
                1997                                Price                     Declared
           Quarter Ending                   High              Low           Distribution
 ------------------------------------ ----------------- ----------------- -----------------
   March 31, 1997                          $32.13            $30.25             $.45
 ------------------------------------ ----------------- ----------------- -----------------
   June 30, 1997                           $33.75            $31.13             $.45
 ------------------------------------ ----------------- ----------------- -----------------
   September 30, 1997                      $37.00            $32.44             $.45
 ------------------------------------ ----------------- ----------------- -----------------
   December 31, 1997                       $38.25            $31.81             $.45
 ==================================== ================= ================= =================


 ==================================== =================================== =================
                1996                                Price                     Declared
           Quarter Ending                   High              Low           Distribution
 ------------------------------------ ----------------- ----------------- -----------------
   March 31, 1996                          $24.00            $20.63             $.43
 ------------------------------------ ----------------- ----------------- -----------------
   June 30, 1996                           $24.63            $20.63             $.43
 ------------------------------------ ----------------- ----------------- -----------------
   September 30, 1996                      $26.00            $23.50             $.43
 ------------------------------------ ----------------- ----------------- -----------------
   December 31, 1996                       $32.75            $23.88             $.43
 ==================================== ================= ================= =================


 ==================================== =================================== =================
                1995                                Price                     Declared
           Quarter Ending                   High              Low           Distribution
 ------------------------------------ ----------------- ----------------- -----------------
   March 31, 1995                          $22.63            $20.38             $.41
 ------------------------------------ ----------------- ----------------- -----------------
   June 30, 1995                           $21.75            $19.38             $.41
 ------------------------------------ ----------------- ----------------- -----------------
   September 30, 1995                      $20.63            $19.00             $.41
 ------------------------------------ ----------------- ----------------- -----------------
   December 31, 1995                       $21.63            $18.50             $.43
 ==================================== ================= ================= =================


Set forth below is certain information about sales made by the Operating Partnership of securities during the fourth quarter of 1997, which sales were not registered under the Securities Act of 1933, as amended. The sales were all made in connection with the acquisition of the malls and interests therein indicated below, were effected in reliance upon the exemption contained in
Section 4 (2) of the Securities Act of 1933, as amended and/or Regulation D promulgated thereunder, and were not underwritten offerings.


=================== ================= ===================== ======================= ===================== =======================
                                                                                                               Offering Price or
       Date              Issuer             Security                Amount                 Purchaser             Consideration
=================== ================= ===================== ======================= ===================== =======================
    10/23/97        Operating         Operating                     518,833         Peter D. Leibowits       Valley Hills Mall
                    Partnership (1)   Partnership Units

=================== ================= ===================== ======================= ===================== =======================
    12/31/97        GGP               Common Stock                    7,873         John Bucksbaum           7,873 Operating
                                                                                                             Partnership Units
=================== ================= ===================== ======================= ===================== =======================
    12/31/97        GGP               Common Stock                    7,873         Ann Bucksbaum            7,873 Operating
                                                                                                             Partnership Units
=================== ================= ===================== ======================= ===================== =======================

(1) Holders of the units sold by the Operating Partnership have the right, on or after October 24, 1999, to require that the Operating Partnership redeem such units for cash; provided, however, that General Growth Properties, Inc. may assume the Operating Partnership's obligations and redeem the units for cash or shares of Common Stock on a one-for-one basis.

ITEM 6.  SELECTED FINANCIAL DATA
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following table sets forth selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report.


====================================================================================================================================
                                                           1997              1996              1995             1994         1993
                                                           ----              ----              ----             ----         ----
------------------------------------------------------------------------------------------------------------------------------------
OPERATING DATA
------------------------------------------------------------------------------------------------------------------------------------
   Revenue                                              $ 291,147         $ 217,405         $ 167,396       $ 152,583     $ 142,210
-----------------------------------------------------------------------------------------------------------------------------------
   Operating Expenses                                     109,677            75,954            63,968          63,118        55,073
-----------------------------------------------------------------------------------------------------------------------------------
   Depreciation and Amortization                           48,509            39,809            30,855          28,190        25,377
-----------------------------------------------------------------------------------------------------------------------------------
   Interest Expense, Net                                   70,252            66,439            46,334          42,995        37,495
-----------------------------------------------------------------------------------------------------------------------------------
   Equity in Net Income of
        Unconsolidated Affiliates                          19,344            17,589             9,274           6,096             -
-----------------------------------------------------------------------------------------------------------------------------------
   Net gain on the sale of a portion of
       CenterMark                                          58,647            43,821            33,397               -             -
-----------------------------------------------------------------------------------------------------------------------------------
   Income Before Minority Interest                        140,700            96,613            68,910          24,376        24,265
-----------------------------------------------------------------------------------------------------------------------------------
   Minority Interest                                      (49,997)          (34,580)          (25,856)         (9,518)       (9,823)
-----------------------------------------------------------------------------------------------------------------------------------
   Income Before Extraordinary Item                        90,703            62,033            43,054          14,858        14,442
-----------------------------------------------------------------------------------------------------------------------------------
   Extraordinary Item                                      (1,152)           (2,291)                -            (693)       (1,832)
-----------------------------------------------------------------------------------------------------------------------------------
   Net Income                                              89,551            59,742            43,054          14,165        12,610
-----------------------------------------------------------------------------------------------------------------------------------
   Earnings Before Extraordinary Item
       Per Share - Basic                                     2.78              2.20              1.69             .65           .63
-----------------------------------------------------------------------------------------------------------------------------------
   Earnings Before Extraordinary Item
       Per Share - Diluted                                   2.76              2.20              1.69             .65           .63
-----------------------------------------------------------------------------------------------------------------------------------
   Net Earnings Per Share - Basic                            2.75              2.12              1.69             .62           .55
-----------------------------------------------------------------------------------------------------------------------------------
   Net Earnings Per Share - Diluted                          2.73              2.12              1.69             .62           .55
-----------------------------------------------------------------------------------------------------------------------------------
   Distributions Declared Per Share                          1.80              1.72              1.66            1.58          1.05
-----------------------------------------------------------------------------------------------------------------------------------
CASH FLOW DATA
-----------------------------------------------------------------------------------------------------------------------------------
   Operating Activities                                  $ 85,716          $ 67,202          $ 60,660        $ 48,936     $  53,077
-----------------------------------------------------------------------------------------------------------------------------------
   Investing Activities                                  (167,029)          (29,285)         (469,204)       (145,253)     (111,408)
-----------------------------------------------------------------------------------------------------------------------------------
   Financing Activities                                    91,264           (40,268)          421,225          96,380        52,587
-----------------------------------------------------------------------------------------------------------------------------------
FUNDS FROM OPERATIONS
         (Unaudited)
-----------------------------------------------------------------------------------------------------------------------------------
   Funds From Operations (1)
       Operating Partnership                            $ 143,010         $ 108,526          $ 81,214        $ 69,610     $  47,810
-----------------------------------------------------------------------------------------------------------------------------------
   Minority Interest                                      (51,238)          (39,841)          (30,915)        (27,927)      (19,189)
-----------------------------------------------------------------------------------------------------------------------------------
   Funds From Operations Company                           91,772            68,685            50,299          41,683        28,621
-----------------------------------------------------------------------------------------------------------------------------------
   Funds From Operations per share                           2.81              2.44              1.97            1.83          1.58
-----------------------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA
-----------------------------------------------------------------------------------------------------------------------------------
   Investment in Real Estate Assets - Cost            $ 2,157,251       $ 1,828,184        $1,547,621       $ 996,125     $ 786,008
-----------------------------------------------------------------------------------------------------------------------------------
   Total Assets                                         2,097,719         1,757,717         1,455,982         906,533       789,455
-----------------------------------------------------------------------------------------------------------------------------------
   Total Debt                                           1,275,785         1,168,522         1,027,932         607,561       453,437
-----------------------------------------------------------------------------------------------------------------------------------
   Stockholders' Equity                                   498,505           330,267           229,383         154,426       173,013
------------------------------------------------------------------------------------------------------------------------------------


(1)Represents income before minority interest excluding straight line rent plus real estate depreciation and amortization and adjusted for equity in net income of unconsolidated affiliates (including related depreciation and amortization). Funds From Operations does not represent cash flow from operations as defined by Generally Accepted Accounting Principles (GAAP) and is not necessarily indicative of cash available to fund all cash requirements.

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

RECONCILIATION OF NET INCOME DETERMINED IN ACCORDANCE WITH
GENERALLY ACCEPTED ACCOUNTING PRINCIPLES TO FFO:
--------------------------------------------------------------------------------

                                                                 1997         1996         1995
                                                              ---------    ----------    --------

Net Income                                                    $  89,551    $  59,742     $ 43,054
Extraordinary item - charges related to early
    retirement of debt                                            1,152        2,291
Allocations to Operating Partnership Unitholders                 49,997       34,580       25,856
Net gain on sales                                               (63,813)     (43,975)     (33,397)
Straight line rents                                              (4,615)      (6,195)      (2,997)
Depreciation and amortization                                    70,738       62,083       48,698
                                                              ---------    ---------    ---------

Funds From Operations                                         $ 143,010    $ 108,526    $  81,214
                                                              =========    =========    =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the Consolidated Financial Statements and the Notes thereto appearing later in this Annual Report.

CERTAIN INFORMATION ABOUT THE PORTFOLIO CENTERS

As of December 31, 1997 the Company owned 100% of thirty-five enclosed regional shopping centers, 51% of the stock of GGP/Ivanhoe, Inc., 50% of each of two enclosed shopping centers, Quail Springs and Town East, 38.2% of the stock of GGP/Homart, Inc. and a non-voting preferred stock interest in GGMI. GGP/Homart owns interests in twenty-five shopping centers, (the "Homart Centers"). GGP/Ivanhoe owns interests in two shopping centers, The Oaks and Westroads. During 1996 the Company owned an interest in CenterMark Properties, Inc. (the "CenterMark Centers"). Revenues are primarily derived from fixed minimum rents, percentage rents and recoveries of operating expenses from tenants. Inasmuch as the Company's financial statements reflect the use of the equity method to account for its investments in CenterMark, GGP/Homart, the Property Joint Ventures ("GGP/Ivanhoe, Quail Springs and Town East") and GGMI, the discussion of results of operations below relates primarily to the revenues and expenses of thirty-five 100% owned centers.

On December 31, 1997, the Portfolio Centers (all centers in which the Company holds a direct or indirect ownership interest) were approximately 85.1% leased. The occupancy of the Portfolio Centers which are not currently undergoing redevelopment on December 31, 1997, was approximately 85.7%.

Comparable mall store sales are sales of those tenants that were open the previous 12 months. Therefore comparable mall store sales in 1997 are of those tenants that were operating the entire year of 1996 and 1997. Comparable mall store sales averaged $276 per square foot at the Portfolio Centers in 1997. In 1997, total mall store sales at the Portfolio Centers increased by 7.2% over 1996, and comparable mall store sales increased by 3.2% over 1996.

The average mall store rent per square foot from leases that expired in 1997 was $20.81. The Portfolio Centers benefited from increasing rents inasmuch as the weighted average mall store rent per square foot on new and renewal leases executed during 1997 was $25.84, or $5.03 per square foot above the average for expiring leases.

RESULTS OF OPERATIONS

COMPARISON OF YEAR ENDED DECEMBER 31, 1997 TO YEAR ENDED DECEMBER 31, 1996

Total revenues for 1997 were $291.1 million, which represents an increase of $73.7 million or approximately 33.9% from $217.4 million in 1996. Approximately $55.8 million of the increase was from properties acquired or developed after January 1, 1996. Minimum rent during 1997 increased $35.3 million or 25.1% from $140.5 million in 1996 to $175.8 million. The $35.3 million increase in minimum rent was primarily caused by the acquisition and development of properties after January 1, 1996. Tenant recoveries increased by $34.3 million or 54.4% from $63.0 million to $97.3 million in 1997. The increase in tenant recoveries was generated by a combination of new acquisitions and increased recoverable operating costs at the comparable (properties owned for the entire time during current and prior periods) centers. Percentage rents and other income increased $4.3 million or 46.2% from $9.3 million in 1996 to $13.6 million in 1997. The acquisition of new properties and improved performance at the comparable centers accounted for the increase in percentage rents and other income. Fee income during 1997 was essentially flat compared to the year ended December 31, 1996. The fee revenue was primarily generated by asset management services performed for GGP/Homart.

Total expenses, including depreciation and amortization increased by approximately 36.6% or $42.4 million, from $115.8 million in 1996 to $158.2 million in 1997. Approximately $28.5 million or 67.2% of the increase in total expenses was from properties acquired and developed since January 1, 1996. The increase in total expenses consists of $4.4 million of real estate taxes, $0.6 million of management fees, $27.7 million of property operating costs, $0.6 million of provision for doubtful accounts, $0.4 million of general and administrative and $8.7 million of depreciation and amortization. The remaining $13.9 million of the increase was primarily accounted for by increased recoverable operating costs.

Net interest expense increased by $3.9 million or 5.8% from $66.4 million in 1996 to $70.3 million in 1997. Acquisitions generated an $18.5 million increase in 1997 compared to 1996. This increase was partially offset with the use of the stock offering proceeds and CenterMark sale proceeds to repay existing indebtedness. The note receivable from GGMI generated $6.4 million of interest income in 1997, an increase of $3.6 million from $2.8 million in 1996.

Equity in net income of unconsolidated affiliates during 1997 increased by $1.7 million to $19.3 million from $17.6 million in 1996. A $9.4 million decrease is attributable to the sale of the Company's interest in CenterMark. GGP/Homart and the Property Joint Ventures accounted for increases of approximately $7.1 million and $2.9 million, respectively. The Company's ownership interest in GGMI resulted in an increase of $1.1 million. In addition the Company had a net gain of $58.6 million on the sale of its remaining interest in CenterMark on January 2, 1997. As of that date, the Company no longer held an ownership interest in CenterMark.

Net income increased by approximately $29.8 million in 1997 to $89.5 million, from $59.7 million in 1996. The increase resulted from a larger gain on the sale of CenterMark in the amount of $9.9 million (net of minority interest share) and a combination of the aforementioned items.

COMPARISON OF YEAR ENDED DECEMBER 31, 1996 TO YEAR ENDED DECEMBER 31, 1995

Total 1996 revenues increased by $50.0 million or 29.9% to $217.4 million from $167.4 million in 1995. Of the $50.0 million increase, $44.4 million was generated from increased minimum rents, tenant recoveries, percentage rents and other income. A majority of the increases came from new developments that were placed in service during 1995 and five properties that were acquired in 1996. The remaining $5.6 million was generated by increased straight line rents of $1.9 million and fee revenue of $3.7 million.

Total 1996 operating expenses, including depreciation and amortization, increased by $21.0 million or 22.1% to $115.8 million in 1996 compared to $94.8 million in 1995. The $20.9 million increase consists of $3.0 million of real estate taxes and management fees, $8.9 million of depreciation expense, $1.7 million increase in provision for doubtful accounts and $7.3 million of property operating and general and administrative expenses from all properties, including five properties acquired during the fourth quarter of 1996.

Net interest expense increased by $20.1 million or 43.4% to $66.4 million in 1996 compared to $46.3 million in 1995. The acquisitions and development of new properties, net of interest cost savings as a result of the use of the CenterMark sale proceeds to repay debt accounted for a $27.7 million increase. Additional interest cost savings due to lower interest rates reduced net interest expense by $4.3 million. Interest income increased by $3.3 million of which $2.8 million was interest income from General Growth Management, Inc.

Equity in net income of unconsolidated affiliates increased by $8.3 million, from $9.3 million in 1995 to $17.6 million in 1996, or an 89% increase. Approximately $8.7 million of the increase is attributable to the Company's 38.2% interest in GGP/Homart's net income. The increase of $0.8 million in CenterMark's net income was due to changing from the equity method to the cost method as a result of the Company's reduced control in mid 1996. The Company's investment in Quail Springs Mall accounted for a $0.1 million increase and GGMI accounted for a decrease of approximately $1.3 million. In addition, the Company had a net gain of $43.8 million on the sale of a portion of its interest in CenterMark on July 1, 1996. As of that date, the Company's interest in CenterMark was reduced to 14%.

Net income increased by $16.6 million in 1996 to $59.7 million from $43.1 million in 1995. The increase resulted from a larger gain on CenterMark in the amount of $6.6 million (net of minority interest share) and a combination of the aforementioned items.

LIQUIDITY AND CAPITAL RESOURCES

The Company uses operating cash flow as the principal source of funding for recurring capital expenditures such as tenant construction allowances and minor improvements made to individual properties that are not recoverable through common area maintenance charges to tenants. Funding alternatives for acquisitions, new development, expansions and major renovation programs at individual centers include construction loans, mini-permanent loans, long-term project financing, additional property level or Company level equity investments, unsecured Company level debt or secured loans collateralized by individual shopping centers. As of December 31, 1997 the Company held $25.9 million of unrestricted cash and cash equivalents. In addition to the cash balance, a $200 million unsecured credit facility had a balance of $86 million leaving $114 million available for future borrowings. The Company also has access to the public equity market through various shelf registrations.

On January 31, 1996, the Company closed on a $340 million permanent nonrecourse loan on nine properties. Existing loans on the properties totaling $290 million were repaid and the $50 million of excess loan proceeds were used to reduce an interim loan.

On June 28, 1996, the buyer's option to purchase the Operating Partnership's remaining interest in CenterMark was exercised. The first payment of $87 million was received in July of 1996 and was used to retire an interim loan arranged as part of the GGP/Homart acquisition.

On October 15, 1996, approximately $200 million of mortgage debt on seven wholly owned centers matured. These mortgages were replaced with a $250 million short term, floating rate loan which bears interest at LIBOR plus 100 basis points. The excess proceeds were used to pay down a credit facility arranged by the Company during 1996.

On January 2, 1997, the final portion of the proceeds from the sale of CenterMark totaling $130.5 million were used to repay a $12.6 million mortgage on Westwood Mall and to reduce the balance on a non-recourse bridge loan facility.

In August of 1997 the Company completed a $200 million unsecured credit facility to be used for general corporate purposes including any potential future acquisitions or developments. On December 31, 1997, the credit facility had an outstanding balance of $86 million.

During the third quarter of 1997 the Company sold approximately 4.9 million shares of common stock. The net proceeds from the transactions totaled $165.8 million and were primarily used to reduce the outstanding balance on two development loans and the unsecured credit facility.

In addition to the $250 million non-recourse bridge loan that is collateralized in part by mortgages on seven wholly owned centers, the Company obtained additional short term unsecured financing. As part of the additional financing totaling $116.7 million, the Company agreed not to encumber four additional wholly owned centers. In September of 1997 the Company arranged a $125 million unsecured bridge loan, indirectly collateralized by The Oaks Mall and Westroads Mall owned by GGP/Ivanhoe. These unsecured bridge loans totaling $491.7 million were replaced with long term fixed rate permanent financing during November of 1997.

During the third quarter of 1997, two property level loans totaling approximately $60.5 million with a weighted average interest rate of approximately 8.9% were repaid.

In November of 1997 the Company completed the private placement of $560 million of collateralized mortgage-backed securities. The interest only notes include $250 million of 7 year notes and $310 million of 10 year notes. After reflecting the impact of amortizing all transaction costs, the weighted average effective annual interest rate will be approximately 6.95%. The notes are collateralized by mortgages on eleven wholly owned regional malls ($435 million) and two 51% owned regional malls ($125 million).

At December 31, 1997, the stock market value of the common stock and partnership units outstanding (54,398,932 x $36.125 per share) was approximately $1,965 million. The consolidated pro rata debt of $1,709 million combined with the stock market value of the common stock and partnership units of $1,965 million equal a total market capitalization of approximately $3,674 million.

The Company is comfortable with this level of debt and expects earnings before interest, taxes, depreciation and amortization ("EBITDA") to interest expense coverage to be at least 2.0 times, leaving a substantial cushion for unanticipated costs. There are no current plans to raise additional equity capital. However, if additional capital is required, the Company believes that it will be able to obtain an interim bank loan, obtain mortgage financing on unencumbered assets or raise additional equity capital. The Company will continue to constantly monitor its capital structure and plans to make new investments if they can be acquired and financed in a manner that will be likely to increase stockholder value.

DEVELOPMENT

The Company intends to pursue development when warranted by the potential financial returns. During 1996, the Company acquired 100% of a new development site located in Coralville (Iowa City), Iowa where the Company is developing an enclosed shopping center. The Company is currently performing predevelopment work at another development site located in Grand Rapids, Michigan.

Coral Ridge Mall, a 1,200,000 square foot enclosed regional mall located in Coralville, Iowa is scheduled to open in July of 1998. The mall will include five department store anchors, several big box retailers, a theater, an ice arena, a children's museum and approximately 200,000 square feet of mall shop space. As of December 31, 1997 approximately $26 million has been spent of an estimated total cost of $70 million. The funding for the development of this project comes primarily from an unsecured credit facility.

The development in Grand Rapids, Michigan will consist of approximately 1,100,000 square feet and is currently expected to open in late 1999.

SUMMARY OF INVESTING ACTIVITIES

Net cash used by investing activities in 1997 was $167.0 million, compared to a use of $29.3 million in 1996. Cash flow from investing activities was affected by the timing of acquisitions, development and improvements to real estate properties, requiring a use of cash of approximately $200.6 million in 1997 compared to $121.1 in 1996. Market Place Shopping Center and Century Plaza were acquired in 1997 for approximately $101.8 million . The sale of portions of the Company's interest in CenterMark provided cash flow of $130.5 million in 1997 and $87.0 million in 1996. Investments in GGP/Homart and the Property Joint Ventures used $86.2 million of cash flow in 1997 compared to $33.5 million in 1996. During 1996 distributions of $21.5 million were received from CenterMark. Distributions received from GGP/Homart in 1997 were $20.4 million compared to $13.8 million in 1996. The change in notes receivable from affiliates used $24.0 million of cash flow compared to the receipt of $12.6 million in 1996.

Net cash used by investing activities in 1996 was $29.3 million, compared to a use of $469.2 million in 1995. Cash flow from investing activities was affected by the timing of acquisitions, development and improvements to real estate properties, requiring a use of cash of approximately $121.1 million in 1996 compared to $380.0 million in 1995. Natick Mall was acquired in 1995 for approximately $265.0 million. The sale of portions of CenterMark provided cash flow of $87.0 million in 1996 and $72.5 million in 1995. Investments in GGP/Homart and the Property Joint Ventures used $33.5 million of cash flow in 1996 compared to a use of $178.0 million in 1995. GGP/Homart was acquired during 1995. The collection of notes receivable from affiliates increased cash flow from investing activities by $12.6 million in 1996.

SUMMARY OF FINANCING ACTIVITIES

Financing activities in 1997 provided $91.3 million of cash compared to a $40.3 million use of cash flow in 1996. Distributions to common stockholders and the minority interest were $88.9 million in 1997 compared to $75.5 million in 1996. The increase is due to the increased distribution rate and additional shares and Operating Partnership Units outstanding during 1997 compared to 1996. Net proceeds from the issuance of common stock during 1997 provided $165.8 million of cash flow. Net borrowing activity provided $29.6 million of cash flow in 1997 compared to $37.7 million in 1996. The purchase of treasury stock used $5.7 million of cash flow during 1997. The payment of deferred financing costs used $9.3 million of cash flow in 1997 compared to $2.4 million in 1996.

Financing activities in 1996 used $40.3 million of cash compared to a $421.2 million source of cash flow in 1995. The net change in cash flow from financing activities from 1995 to 1996 is made up of three main components. First, distributions decreased cash flow from 1995 to 1996 by $8.9 million due to the increased distribution rate and additional shares and Operating Partnership Units outstanding during 1996 compared to 1995. Net borrowing activity was a $37.7 million source in 1996 compared to a $400.7 million source of cash flow in 1995. The financing associated with the acquisitions of GGP/Homart and Natick Mall accounted for the majority of activity in 1995. The third main component is the net proceeds from the sale of common stock totaling $87.9 million in May of 1995 and none in 1996.

REIT REQUIREMENTS

In order to remain qualified as a real estate investment trust for federal income tax purposes, the Company must distribute 100% of capital gains and at least 95% of its ordinary taxable income to stockholders. The following factors, among others will influence the decisions of the Board of Directors regarding distributions: (i) scheduled increases in base rents of existing leases; (ii) changes in minimum base rents and/or percentage rents attributable to replacement of existing leases with new or replacement leases; and (iii) changes in occupancy rates at existing Portfolio Centers and procurement of leases for newly developed Portfolio Centers. The Company anticipates that its cash from operations, together with existing loan facilities and additional borrowing capacity, will provide adequate liquidity to conduct its operations, fund administrative and operating costs and interest payments and allow distributions to the Company's stockholders in accordance with the Internal Revenue Code's requirements for qualification as a real estate investment trust and to avoid any Company or entity level federal income or excise tax.

The distributions paid to Company stockholders in 1997 were approximately 29.8% taxable as ordinary income and approximately 70.2% taxable as long-term capital gain, due to the sale of a portion of the CenterMark stock. The Company currently plans to maintain its policy of increasing its distributions at a slower rate of growth than increases, if any, of funds from operations. Despite this general policy, the Company's Board of Directors will continue to evaluate the level of distributions on a quarterly basis and will typically consider increasing the quarterly distribution after the results of each year's operations have been reviewed. Given the critical importance of the holiday selling season, the Board of Directors plans to make its typical annual evaluation of a possible distribution increase during the first quarter of each year, after the results of the previous year's holiday selling season have been thoroughly analyzed.

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

A number of local, regional and national retailers filed for bankruptcy protection during the last few years. Most of the bankrupt retailers reorganized their operations and/or sold stores to stronger operators. Although some leases were terminated by virtue of the lease cancellation rights afforded by the bankruptcy laws, the impact on Company earnings was negligible. Over the last three years, the provision for doubtful accounts has averaged only $2.0 million per year, which represents less than 1% of average total revenues of $225 million. The difficult retail sales climate has probably contributed to the relatively flat average occupancy.

The Company and its affiliates currently have an interest in 64 shopping centers. The Portfolio Centers have been diversified both geographically and by property type (both major and middle market properties) and this may mitigate the impact of a potential downturn at a particular property or in a particular region of the country.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June of 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement No. 130 requires the reporting of comprehensive income which for the Company would be the same as net income currently reported. Statement No. 131 establishes standards for publicly-held business enterprises to report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports issued to stockholders. The Company will adopt the provisions under the new reporting and disclosure requirements promulgated in these statements beginning in its fiscal 1998 year.

YEAR 2000 COMPLIANCE

The Company has recently upgraded its major information systems including the database and accounting software which is Year 2000 compliant. The Company is in the process of evaluating several other smaller systems (time keeping systems, elevators, etc.) to verify that they are compliant. If these systems are not Year 2000 compliant, the appropriate upgrades will be purchased. The cost of any required upgrades are not anticipated to be significant. In addition, the Company is communicating with its customers, suppliers and service providers to determine whether they are actively involved in projects to ensure that their products and business systems will be Year 2000 compliant. The Company is not aware of any significant Year 2000 issues involving its customers, suppliers or service providers.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Refer to the Index on page F-1 to Financial Statements and Financial Statement Schedules for the required information.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

There is hereby incorporated by reference the information which appears under the captions "Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders.


ITEM 11.  EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information which appears under the caption "Compensation of Executive Officers" in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders; provided, however, that neither the Report of the Compensation Committee of the Board of Directors on Executive Compensation nor the Performance Graph set forth therein shall be incorporated by reference herein, in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or in any of the Company's future filings.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is hereby incorporated by reference the information which appears under the captions "Common Stock Ownership of Certain Beneficial Owners" and "Common Stock Ownership of Management" in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated by reference the information which appears under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement for its 1998 Annual Meeting of Stockholders.

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

                                        Date:  March  30, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                            Title                           Date
---------                                            -----                           ----

 /s/ Robert Michaels                         President and Director             March 30, 1998
------------------------------------
Robert Michaels

 /s/ John Bucksbaum                          Executive Vice President -         March 30, 1998
------------------------------------         Director
John Bucksbaum

 /s/ Bernard Freibaum                        Executive Vice President -         March 30, 1998
------------------------------------         Chief Financial Officer and
Bernard Freibaum                             Principal Accounting Officer


 /s/ Anthony Downs                           Director                           March 30, 1998
------------------------------------
Anthony Downs

/s/ Morris Mark                              Director                           March 30, 1998
------------------------------------
Morris Mark

 /s/ Beth Stewart                            Director                           March 30, 1998
------------------------------------
Beth Stewart

 /s/ Lorne Weil                              Director                           March 30, 1998
------------------------------------
A. Lorne Weil


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      AND CONSOLIDATED FINANCIAL STATEMENT
                                    SCHEDULE

The following financial statements and financial statement schedule are included in Item 8 of this Annual Report on Form 10-K:

General Growth Properties, Inc.


         Financial Statements                                                     Page(s)
         --------------------                                                     -------

         Report of Independent Accountants                                          F-2

         Consolidated Balance Sheets as of December 31, 1997 and 1996               F-3

         Consolidated Statements of Operations for the years ended
                  December 31, 1997, 1996 and 1995.                                 F-4

         Consolidated Statements of  Stockholders' Equity
                  for the years ended December 31, 1997, 1996 and 1995              F-5

         Consolidated Statements of Cash Flows for the years ended
                  December 31, 1997, 1996 and 1995                                  F-6

         Notes to Consolidated Financial Statements                             F-7 to F-20


         Financial Statement Schedule
         ----------------------------

         Report of Independent Accountants                                          F-21

         Schedule III - Real Estate and Accumulated Depreciation                    F-22



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

                        REPORT OF INDEPENDENT ACCOUNTANTS




To the Board of Directors and Stockholders
General Growth Properties, Inc.


We have audited the accompanying consolidated balance sheets of General Growth Properties, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects,the consolidated financial position of General Growth Properties, Inc. as of December 31, 1997 and 1996 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



Chicago, Illinois                                      Coopers & Lybrand L.L.P.
February 9, 1998

                         GENERAL GROWTH PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
              (Dollars in Thousands, except for Per Share Amounts)


                                                                                                          DECEMBER 31,
                                                                                                   1997                  1996
                                                                                             ---------------        --------------
                                     ASSETS

Investment in real estate:
   Land                                                                                            $ 194,131        $      173,263
   Buildings and equipment                                                                         1,601,351             1,337,366
   Less accumulated depreciation                                                                    (233,295)             (188,744)
   Developments in progress                                                                           68,003                44,439
                                                                                             ---------------        --------------
     Net property and equipment                                                                    1,630,190             1,366,324
   Investment in CenterMark                                                                                                 64,769
   Investment in GGP/Homart                                                                          203,142               193,270
   Investment in Property Joint Ventures                                                              90,624                15,077
                                                                                             ---------------        --------------
     Net investment in real estate                                                                 1,923,956             1,639,440

Cash and cash equivalents                                                                             25,898                15,947
Tenant accounts receivable, net                                                                       34,849                25,384
Deferred expenses, net                                                                                42,343                30,078
Investment in and note receivable from
   General Growth Management, Inc.                                                                    61,588                37,737
Prepaid expenses and other assets                                                                      9,085                 9,131
                                                                                             ---------------        --------------
                                                                                             $     2,097,719        $    1,757,717
                                                                                             ===============        ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage notes and other debt payable                                                            $ 1,275,785        $    1,168,522
Distributions payable                                                                                 24,421                20,744
Accounts payable and accrued expenses                                                                 36,540                45,807
                                                                                             ---------------        --------------
                                                                                                   1,336,746             1,235,073
                                                                                             ---------------        --------------

Minority interest in Operating Partnership                                                           262,468               192,377
                                                                                             ---------------        --------------

Commitments and contingencies

Stockholders' equity:
   Preferred stock: $100 par value; 5,000,000 shares authorized;
     none issued
   Common stock: $.10 par value;
     210,000,000 shares authorized in 1997 (70,000,000 in 1996)
     35,769,454 shares issued in 1997 (30,789,185 in 1996)
     35,634,977 shares outstanding in 1997 (30,789,185 in 1996)                                        3,577                 3,079
   Additional paid-in capital                                                                        738,630               595,628
   Retained earnings (deficit)                                                                      (239,139)             (268,440)
   Treasury stock, at cost: 134,477 shares held as of December 31, 1997                               (4,563)
                                                                                             ---------------        --------------
     Total stockholders' equity                                                                      498,505               330,267
                                                                                             ---------------        --------------
                                                                                             $     2,097,719        $    1,757,717
                                                                                             ===============        ==============



The accompanying notes are an integral part of the consolidated financial statements.

                        GENERAL GROWTH PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in Thousands, except for Per Share Amounts)

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                 1997              1996               1995
                                                                             ------------       -----------       -----------
Revenues:
     Minimum rents                                                           $    175,830       $   140,468       $    103,915
     Tenant recoveries                                                             97,291            63,040             54,072
     Percentage rents                                                               7,976             5,412              4,793
     Other                                                                          5,577             3,925              3,811
     Fee Income                                                                     4,473             4,560                805
                                                                             ------------       -----------       ------------
        Total revenues                                                            291,147           217,405            167,396
                                                                             ------------       -----------       ------------

Expenses:
     Real estate taxes                                                             20,761            16,332             13,012
     Management fees to affiliate                                                   3,308             2,713              2,463
     Property operating                                                            79,175            51,466             45,075
     Provision for doubtful accounts                                                3,025             2,421                607
     General and administrative                                                     3,408             3,022              2,811
     Depreciation and amortization                                                 48,509            39,809             30,855
                                                                             ------------       -----------       ------------
        Total expenses                                                            158,186           115,763             94,823
                                                                             ------------       -----------       ------------

Operating income                                                                  132,961           101,642             72,573

Interest expense                                                                  (78,775)          (70,272)           (46,852)
Interest income                                                                     8,523             3,833                518
Equity in net income (loss) of unconsolidated affiliates:
     CenterMark                                                                                       9,397              8,628
     GGP/Homart                                                                    16,505             9,355                646
     Property Joint Ventures                                                        3,033               110
     General Growth Management, Inc.                                                 (194)           (1,273)
Net gain on sales                                                                  58,647            43,821             33,397
                                                                             ------------       -----------       ------------

Income before allocation to minority
     interest and extraordinary item                                              140,700            96,613             68,910

Income allocated to minority interest                                             (49,997)          (34,580)           (25,856)
                                                                             ------------       -----------       ------------
Income before extraordinary item                                                   90,703            62,033             43,054
Extraordinary item                                                                 (1,152)           (2,291)
                                                                             ------------       -----------       ------------
Net income                                                                   $     89,551       $    59,742       $     43,054
                                                                             ============       ===========       ============

Earnings before extraordinary item per share - Basic                         $       2.78       $      2.20       $       1.69
                                                                             ============       ===========       ============
Earnings before extraordinary item per share - Diluted                       $       2.76       $      2.20       $       1.69
                                                                             ============       ===========       ============

Net earnings per share - Basic                                               $       2.75       $      2.12       $       1.69
                                                                             ============       ===========       ============
Net earnings per share - Diluted                                             $       2.73       $      2.12       $       1.69
                                                                             ============       ===========       ============



The accompanying notes are an integral part of the consolidated financial statements.

                        GENERAL GROWTH PROPERTIES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              (Dollars in Thousands, except for Per Share Amounts)

                                                                         Additional       Retained                         Total
                                                     Common Stock          Paid-in         Earnings      Treasury      Stockholders'
                                                 Shares        Amount      Capital        (Deficit)        Stock           Equity
                                             -------------   ---------   -----------    ------------    ----------    -------------

Balance, December 31, 1994                      22,772,560    $  2,277    $  431,226     $  (279,077)    $   -         $    154,426

   Net income                                                                                 43,054                         43,054
   Issuance of common stock,
    less $5,482 of offering costs                4,500,000         450        87,443                                         87,893
   Cash distributions declared
    ($1.66 per share)                                                                        (43,428)                       (43,428)
   Adjustment for minority interest
    in operating partnership                                                 (12,562)                                       (12,562)
                                             -------------   ---------   -----------    ------------    ----------    -------------

Balance, December 31, 1995                      27,272,560   $   2,727   $   506,107     $  (279,451)    $   -         $    229,383

   Net income                                                                                 59,742                         59,742
   Cash distributions declared
    ($1.72 per share)                                                                        (48,731)                       (48,731)
   Acquisitions:
    General Growth Management, Inc.
      less $38 of issuance costs                 1,555,855         156        39,675                                         39,831
    Real estate investments                      1,895,928         190        49,511                                         49,701
   Exercise of stock options                        66,667           7         1,381                                          1,388
   Purchase and retirement of common stock         (66,667)         (7)       (1,443)                                        (1,450)
   Conversion of operating partnership
    units to common stock                           64,842           6         1,315                                          1,321
   Adjustment for minority interest
    in operating partnership                                                    (918)                                          (918)
                                             -------------   ---------   -----------    ------------    ----------    -------------

Balance, December 31, 1996                      30,789,185   $   3,079    $  595,628     $  (268,440)    $   -         $    330,267

   Net income                                                                                 89,551                         89,551
   Cash distributions declared
    ($1.80 per share)                                                                        (59,779)                       (59,779)
   Issuance of common stock, less
    $533 of offering costs                       4,927,680         493       165,270                                        165,763
   Issuance of common stock for services             2,000                        50                                             50
   Exercise of stock options                        44,500                       147            (471)        1,185              861
   Purchase treasury stock                        (171,213)                                                 (5,748)          (5,748)
   Conversion of operating partnership
    units to common stock                           42,825           5           776                                            781
   Adjustment for minority interest in
    operating partnership                                                    (23,241)                                       (23,241)
                                             -------------   ---------   -----------    ------------    ----------    -------------
Balance, December 31, 1997                      35,634,977   $   3,577    $  738,630     $  (239,139)    $  (4,563)    $    498,505
                                             =============   =========   ===========    ============    ==========    =============




The accompanying notes are an integral part of the consolidated financial statements.

                         GENERAL GROWTH PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)

                                                                                        YEAR ENDED DECEMBER 31,
                                                                                1997             1996             1995
                                                                           ---------------- ---------------- ----------------

Cash flows from operating activities:
     Net income                                                             $       89,551     $     59,742     $     43,054
     Adjustments to reconcile net income to net cash
            provided by operating activities:
        Minority interest                                                           49,997           34,580           25,856
        Net gain on sales                                                          (58,647)         (43,821)         (33,397)
        Extraordinary items                                                          1,152            2,291
        Equity in net income of unconsolidated affiliates                          (19,344)         (17,589)          (9,274)
        Provision for doubtful accounts                                              3,025            2,421              607
        Depreciation                                                                44,551           35,469           26,104
        Amortization                                                                 3,957            4,340            4,751
     Net changes in:
        Tenant accounts receivable                                                 (12,490)         (12,974)          (6,723)
        Prepaid and other assets                                                        46           (5,744)          (1,963)
        Accounts payable and accrued expenses                                      (16,082)           8,487           11,645
                                                                           ---------------- ---------------- ----------------
            Net cash provided by operating activities                               85,716           67,202           60,660
                                                                           ---------------- ---------------- ----------------

Cash flows from investing activities:
     Acquisition/development of real estate and improvements
            and additions to properties                                           (200,564)        (121,138)        (379,976)
     Change in investment and note receivable with GGMI                            (24,045)          12,532
     Proceeds from the sale of CenterMark stock                                    130,500           87,000           72,500
     Distributions received from CenterMark                                                          21,531           23,462
     Distributions received from GGP/Homart                                         20,352           13,791
     Investment in Property Joint Ventures                                         (72,514)         (14,397)
     Investment in GGP/Homart                                                      (13,719)         (19,058)        (178,001)
     Increase in deferred expenses                                                  (7,039)          (9,546)          (7,189)
                                                                           ---------------- ---------------- ----------------
            Net cash used in investing activities                                 (167,029)         (29,285)        (469,204)
                                                                           ---------------- ---------------- ----------------

Cash flows from financing activities:
     Cash distributions paid to common stockholders                                (56,989)         (47,604)         (41,037)
     Cash distributions paid to minority interest                                  (31,884)         (27,861)         (25,494)
     Gross proceeds from sale of common stock                                      166,296                            93,375
     Payment of stock issuance costs                                                  (533)             (38)          (5,482)
     Proceeds from issuance of mortgage and other notes payable                    832,525          705,815          506,450
     Principal payments on mortgage and other notes payable                       (802,929)        (668,107)        (105,728)
     Purchase of treasury stock                                                     (5,748)
     Proceeds from exercised options                                                   861            1,388
     Retirement of common stock                                                                      (1,450)
     Increase in deferred financing costs                                           (9,262)          (2,411)            (859)
     Prepayment penalty on early retirement of debt                                 (1,073)
                                                                           ---------------- ---------------- ----------------
            Net cash provided by financing activities                               91,264          (40,268)         421,225
                                                                           ---------------- ---------------- ----------------

Net change in cash and cash equivalents                                              9,951           (2,351)          12,681
Cash and cash equivalents at beginning of year                                      15,947           18,298            5,617
                                                                           ---------------- ---------------- ----------------
Cash and cash equivalents at end of year                                    $       25,898     $     15,947    $      18,298
                                                                           ================ ================ ================

Supplemental disclosure of cash flow information:
     Interest paid                                                          $       79,787     $     73,386    $      51,310
     Interest capitalized                                                            4,753            5,947            5,409

Supplemental schedule of non-cash investing and financing activities:
     Acquisition of real estate and General Growth Management, Inc. (1996)         107,853          244,787           37,558
     Operating partnership units and stock issued as consideration for:
            Additional real estate investments                                      30,408           89,438           17,908
            Acquisition of General Growth Management, Inc.                                           51,497
     Mortgage debt assumed as consideration for additional real
            estate investments                                                      77,445          103,852           19,650



The accompanying notes are an integral part of the consolidated financial statements.

                        GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands, except Per Share Amounts)


1.       ORGANIZATION AND BASIS OF PRESENTATION

         ORGANIZATION

         General Growth Properties, Inc., a Delaware corporation, was formed in 1986 to own and operate enclosed mall shopping centers. On April 15, 1993, the Company completed its initial public offering and a business combination involving entities under varying common ownership. Proceeds from the initial public offering were used to acquire a majority interest in GGP Limited Partnership (the "Operating Partnership") which was formed to succeed to substantially all of the interests in enclosed mall general partnerships owned and controlled by the Company and its original stockholders. The Company conducts substantially all of its business through the Operating Partnership.

         OPERATING PARTNERSHIP

         The Operating Partnership commenced operations on April 15, 1993 and as of December 31, 1997, the Company together with the Operating Partnership owned 100% of thirty-five enclosed regional shopping centers, 51% of GGP/Ivanhoe, Inc. and 50% of both Quail Springs and Town East (the "Property Joint Ventures"), 38.2% of the stock of GGP/Homart, Inc. and a 95% non-voting preferred stock interest in General Growth Management, Inc. ("GGMI"). At December 31, 1997, the Company owned a 66% general partnership interest in the Operating Partnership.

         The minority interest in the Operating Partnership is held primarily by trusts for the benefit of families of the original stockholders which initially owned and controlled the Company and is represented by units of limited partnership interests ("Units"). The Units can be exchanged, with certain restrictions, for shares of the Company on a one-for-one basis. The original stockholders' Units can be exchanged for cash, at the Company's election, if 25% or more of the outstanding common stock of the Company is owned by the original stockholders at the time of the exchange. The Unitholders also share equally with the stockholders on a per share basis in any distributions by the Operating Partnership.

         Changes in Operating Partnership Units for the three years ending December 31, 1997, are as follows:



                                                                                            Units
                                                                                        --------------

December 31, 1994                                                                           15,267,525
    Acquisition of Piedmont Mall                                                               832,936
                                                                                        --------------
December 31, 1995                                                                           16,100,461
    Acquisition of General Growth
       Management, Inc. (issued to the original stockholders)                                  453,791
    Acquisition of Lakeview Square, Lansing and Westwood Malls                               1,445,000
    Conversion to common stock                                                                 (64,842)
                                                                                        --------------
December 31, 1996                                                                           17,934,410
    Acquisition of Southlake Mall                                                              353,537
    Acquisition of Valley Hills Mall                                                           518,833
    Conversion to common stock                                                                 (42,825)
                                                                                        --------------
December 31, 1997                                                                           18,763,955
                                                                                        ==============


                         GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands, except Per Share Amounts)


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         PRINCIPLES OF CONSOLIDATION

         The accompanying financial statements of the Company have been prepared on a consolidated basis which include the accounts of the Company, its majority owned Operating Partnership and subsidiaries (hereinafter the "Company"). All significant intercompany balances and transactions have been eliminated.

         REVENUE RECOGNITION

         Minimum rent revenues are recognized on a straight-line basis over the term of the related leases. Percentage rents are recognized on an accrual basis. Recoveries from tenants for taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable costs are incurred.

         The Company provides an allowance for doubtful accounts against the portion of accounts receivable which is estimated to be uncollectible. Accounts receivable in the accompanying consolidated balance sheets are shown net of an allowance for doubtful accounts of $5,011 and $5,117 as of December 31, 1997 and 1996, respectively.

         CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The carrying amount approximates fair value due to the short maturity of these investments.

         DEFERRED EXPENSES

         Deferred expenses consist principally of financing fees and leasing commissions which are amortized over the terms of the respective agreements. Deferred expenses in the accompanying consolidated balance sheets are shown net of accumulated amortization of $25,235 and $21,996 as of December 31, 1997 and 1996, respectively.

         PROPERTIES

         Real estate assets are stated at cost. Interest and real estate taxes incurred during construction periods are capitalized and amortized on the same basis as the related assets. The real estate assets of the Company are periodically reviewed for impairment. Based principally on a review of cash flows, management has determined that the fair value of its real estate assets exceeds their carrying value. Depreciation expense is computed using the straight-line method based upon the following estimated useful lives:

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

                         GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands, except Per Share Amounts)



         INVESTMENTS IN AFFILIATES

         The Company accounts for its investments in affiliates using the equity method whereby the cost of an investment is adjusted for the Company's share of equity in net income or loss from the date of acquisition and reduced by distributions received. Due to currently unpaid and accrued preferences as described in Note 7 on the preferred stock, the Operating Partnership was entitled to 100% of the earnings and cash flows generated by GGMI in 1997 and 1996. Subsequent to the July 1996 sale, the remaining investment in CenterMark was accounted for using the cost method whereby distributions received were included in income instead of its share of equity in net income or loss.

         INCOME TAXES

         The Company elected to be taxed as a real estate investment trust under sections 856-860 of the Internal Revenue Code of 1986, commencing with its taxable year beginning January 1, 1993. In order to qualify as a real estate investment trust, the Company is required to distribute at least 95% of its ordinary taxable income and 100% of capital gains to stockholders and to meet certain asset and income tests as well as certain other requirements. As a real estate investment trust, the Company will generally not be liable for Federal income taxes, provided it satisfies the necessary requirements. As a result, Federal income taxes on the net taxable income of the Company are payable by the stockholders of the Company. Accordingly, the consolidated statements of operations do not reflect a provision for income taxes. State income taxes are not significant.

         The Company's affiliate, GGMI, is a taxable corporation and accordingly, state and Federal income taxes on its net taxable income are payable by GGMI.

         EARNINGS PER SHARE

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which became effective for both interim and annual financial statement periods ending after December 15, 1997. As required by this statement, the Company adopted the new standards for computing and presenting earnings per share for 1997, and for all prior period earnings per share data presented.

         Basic per share amounts are based on the weighted average of common shares outstanding of 32,622,665 for 1997, 28,145,091 for 1996 and
         25,509,546 for 1995. Diluted per share amounts are based on the weighted average common shares and the effect of dilutive securities (stock options) outstanding of 32,839,637 for 1997, 28,220,707 for 1996 and 25,521,875 for 1995. The outstanding Operating Partnership Units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the minority interests' share of income would also be added back to net income.

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

         RECLASSIFICATIONS

         The consolidated statements of operations for prior periods have been reclassified to conform with current classifications with no effect on results of operations.

3.       CENTERMARK ACQUISITION AND DISPOSITION

         On February 11, 1994, the Company and Subsidiaries acquired 40% of the outstanding stock of CenterMark which owns interests in several major regional shopping malls and power centers. The Company's portion of the cash purchase price for the CenterMark stock, including certain transaction costs, was approximately $182,000. CenterMark elected real estate investment trust status for income tax purposes. The Company sold 25% of its interest in CenterMark on December 19, 1995 for $72,500 which reduced the Company's ownership to 30% of the outstanding CenterMark stock. Concurrent with the sale of the stock, the Company also granted an option to purchase the remainder of the Company's CenterMark stock for $217,500. The Company's remaining interest was sold in two transactions with $87,000 received on July 1, 1996 and $130,500 received on January 2, 1997.

4.       GGP/HOMART ACQUISITION

         On December 22, 1995, the Company, jointly with four other investors, acquired 100% of the stock of GGP/Homart, Inc. ("GGP/Homart") from Sears, Roebuck and Co. The Company acquired 38.2% of GGP/Homart for approximately $178,000 including certain transaction costs. All of the stockholders of GGP/Homart committed to contribute up to $80,000 of additional capital and as of December 31, 1997 this commitment had been fulfilled. The co-investors in GGP/Homart are allowed to exercise an exchange right according to the stockholders agreement. The exchange right is designed to allow a GGP/Homart stockholder to convert their ownership interest in GGP/Homart to a common stock ownership interest in General Growth Properties, Inc. GGP/Homart elected real estate investment trust status for income tax purposes. During the second quarter of 1997, GGP/Homart sold its ownership interest in Eden Prairie Mall to the Company (see Note 5). In September of 1997, GGP/Homart sold its ownership interest in Meriden Square to its joint venture partner and opened Brass Mill Center and Commons Mall, a new development, located in Waterbury, Connecticut. As of December 31, 1997 GGP/Homart owned interests in twenty-five regional shopping malls.

                         GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands, except Per Share Amounts)


         The following is summarized financial information for GGP/Homart.



                                                                          December 31,
Balance Sheet as of                                                1997                   1996
-------------------
                                                             -----------------      -----------------
Assets:
     Net investment in real estate                            $     1,088,310         $    1,007,008
     Investment in real estate partnerships                           154,109                179,228
     Other assets                                                      64,558                 55,957
                                                             -----------------      -----------------
                                                              $     1,306,977         $    1,242,193
                                                             =================      =================

Liabilities and Stockholders' Equity:
     Mortgage and other notes payable                         $       742,362         $      689,773
     Accounts payable and accrued expenses                             54,806                 83,547
     Stockholders' equity                                             509,809                468,873
                                                             -----------------      -----------------
                                                              $     1,306,977         $    1,242,193
                                                             =================      =================

                                                                                                            Period from
                                                                     Year ended December 31,            December 22 through
                                                                   1997                   1996           December 31, 1995
                                                             -----------------      -----------------   --------------------
Summary of Operations
---------------------
     Revenues                                                 $       162,347         $      145,689      $         4,782
     Operating costs                                                  (66,619)               (62,002)              (2,040)
     Depreciation and amortization                                    (25,879)               (20,824)                (455)
     Interest expense                                                 (46,047)               (40,575)              (1,248)
     Equity in net income of real estate partnerships                   5,999                  2,434                  314
     Gain on sale of joint venture interest                            13,767
     Minority interest                                                   (372)                  (239)
                                                             -----------------      -----------------   -----------------
     Net income                                               $        43,196         $       24,483      $         1,353
                                                             =================      =================   =================



         Significant accounting policies used by GGP/Homart are the same as those used by the Company.

5.       PROPERTY ACQUISITIONS AND DEVELOPMENTS

         ACQUISITIONS - 1997

         The Company acquired a 100% ownership interest in Valley Hills Mall located in Hickory, North Carolina on October 23, 1997 for a purchase price of approximately $34,500. The purchase price consisted of approximately $18,900 (518,833 units) of Operating Partnership Units and the assumption of approximately $15,600 mortgage debt.

         During the second quarter of 1997, the Company acquired 100% ownership of three other properties, Century Plaza Shopping Center, Southlake Mall and Eden Prairie Mall. Century Plaza Shopping Center located in Birmingham, Alabama was acquired on May 1, 1997 for $31,800 in cash. Southlake Mall was acquired on June 18, 1997, for a purchase price of $67,000. The purchase price consisted of $45,100 of mortgage debt assumption, $11,500 (353,537 units) of Operating Partnership Units, and $10,400 in cash. Southlake Mall is located in Atlanta, Georgia. The aggregate consideration paid for Eden Prairie Mall located in Minneapolis, Minnesota was $19,900. It included the assumption of a $16,800 mortgage, the payment of $1,100 in cash and the assumption of $2,000 of short-term liabilities.

         On March 31, 1997, the Company acquired a 100% ownership interest in Market Place Mall for a cash purchase price of approximately $70,000. Market Place Mall is located in Champaign, Illinois.

                         GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands, except Per Share Amounts)



         ACQUISITIONS - 1996

         On October 4, 1996, Park Mall in Tucson, Arizona was acquired for one million shares of newly issued common stock and the payment of $23,995 in cash. Sooner Fashion Mall and 50% of Quail Springs Mall, in Norman and Oklahoma City, Oklahoma, respectively, were acquired on November 27, 1996, for 895,928 newly issued common shares, the assumption of $8,636 of mortgage debt and the payment of $16,695 in cash. On December 6, 1996, the Company acquired Lakeview Square, Lansing Mall and Westwood Mall, all located in south central Michigan for an aggregate purchase price of $132,148. The purchase price consisted of $92,411 of mortgage debt assumption, of which $4,436 was retired at closing, and the issuance of $39,737 (1,445,000 units) of Operating Partnership Units.

         ACQUISITIONS - 1995

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

         The acquisitions were accounted for utilizing the purchase method and accordingly, the results of operations are included in the Company's results of operations from the dates of acquisition.

         DEVELOPMENTS

         During 1996, the Company acquired two new development sites located in Coralville (Iowa City), Iowa and Grand Rapids, Michigan. Coral Ridge Mall, located in Coralville, Iowa is currently under construction and is scheduled to open in July of 1998. The Grand Rapids project recently began site work and is scheduled to open in late 1999.

6.       INVESTMENTS IN AFFILIATES

         On September 17, 1997, GGP/Ivanhoe, Inc. ("GGP/Ivanhoe") acquired both The Oaks Mall In Gainesville, Florida and Westroads Mall in Omaha, Nebraska. The purchase price for the two properties was approximately $206,000 of which $125,000 was financed through property level indebtedness. The Company owns 51% of the ownership interest in GGP/Ivanhoe for a net investment of $43,766. Ivanhoe, Inc. of Montreal, Quebec, Canada owns the remaining 49% ownership interest in GGP/Ivanhoe.

         On June 11, 1997, the Company acquired a 50% interest in Town East Mall, located in Mesquite, Texas for $56,500. The consideration included approximately $27,500 million in cash, the assumption of approximately $27,900 of mortgage indebtedness and the assumption of $1,100 in net current liabilities.

7.       ACQUISITION OF GENERAL GROWTH MANAGEMENT, INC.

         On December 22, 1995, GGP Management, Inc. was formed to manage, lease, develop and operate enclosed malls. The Operating Partnership owned 100% of the non-voting preferred stock ownership interest in GGP Management, Inc. representing 95% of the equity interest. Key employees of the Company held the remaining 5% ownership interest therein, which interest was in the form of common stock which was entitled to all of the voting rights in GGP Management, Inc. In August 1996, GGP Management Inc., acquired General Growth Management, Inc. ("GGMI") through arm's length negotiations for approximately $51,500, which was accounted for as a purchase by completing the following steps: GGP Management, Inc. borrowed approximately $39,900 from the

                         GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands, except Per Share Amounts)



         Operating Partnership and used the loan proceeds to acquire 1,555,855 newly-issued common shares of the Company from the Company. GGP Management, Inc. then exchanged the 1,555,855 common shares and 453,791 Operating Partnership Units (contributed by the Operating Partnership) for 100% of the outstanding shares in GGMI. GGP Management, Inc. was then merged into GGMI with GGMI as the surviving entity.

         The Operating Partnership currently holds all of the non-voting preferred stock ownership interest in GGMI representing 95% of the equity interest. Five key employees of the Company hold the remaining 5% equity interest through ownership of 100% of the common stock which is entitled to all voting rights in GGMI. GGMI can not distribute funds until its available cash flow exceeds all accumulated preferred dividends owed to the preferred stockholder. Any dividends in excess of the preferred cumulative dividend are allocated 95% to the preferred stockholder and 5% to the common stockholders. The interest only loan from the Operating Partnership to GGMI bears interest at 14% and matures in 2016. GGMI may make principal payments on the loan if it has sufficient cash flow. GGMI manages, leases, and performs various other services for the Company owned shopping centers, GGP/Homart properties and other properties owned by unaffiliated parties.

         On June 16, 1997, GGMI acquired an office building in downtown Chicago, Illinois to be used as the Company's new corporate headquarters. The office building is in the process of being upgraded and retrofitted to create class A office space. GGMI and Company personnel are expected to initially occupy approximately half of the building commencing in the second quarter of 1998. The balance of the space will be leased to other tenants.

8.       MORTGAGE NOTES AND OTHER DEBT PAYABLE

         Mortgage notes and other debt payable at December 31, 1997 and 1996, consisted of the following:



                                                                  1997                 1996
                                                             ----------------    ------------------
Fixed-Rate debt
  Mortgage notes payable                                         $1,173,042          $   766,783

Variable-Rate debt
  Mortgage notes payable                                             16,743              250,000
  Credit facility                                                    86,000               40,000
  Construction loans                                                                     111,739
                                                             ----------------    ------------------
Total Variable-Rate debt                                            102,743              401,739

                                                             ================    ==================
Total mortgage notes and other debt payable                      $1,275,785           $1,168,522
                                                             ================    ==================


         FIXED-RATE DEBT

         MORTGAGE NOTES PAYABLE

         The fixed-rate mortgage notes bear interest ranging from 6.00% to 10.00% (weighted average of 7.11%), require monthly payments of principal and/or interest and have various maturity dates through 2020 (average remaining term of 7.8 years). Certain properties are pledged as collateral for the related mortgage note. The Mortgage notes payable as of December 31, 1997 are non-recourse to the Company. Certain properties are cross-defaulted and cross-collateralized as part of a group of properties. Under certain cross-default provisions, a default under any mortgage included in a cross-defaulted package may constitute a default under all such mortgages and may lead to acceleration of the indebtedness due on each property within the collateral package. GGP/Ivanhoe debt

                         GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands, except Per Share Amounts)



         totaling $125,000 is cross-defaulted and cross-collateralized with eleven wholly owned centers. Certain properties are subject to financial performance covenants, primarily minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") ratios.

         VARIABLE-RATE DEBT

         MORTGAGE NOTES PAYABLE

         The mortgage note at December 31, 1997 is a non-recourse loan that bears interest at LIBOR plus 118 basis points and matures in December of 1998. This mortgage note is cross-collateralized with several GGP/Homart centers.

         CREDIT FACILITY

         The $200,000 unsecured revolving credit facility bears interest at LIBOR plus 80 to 120 basis points depending upon the Company's leverage ratio and matures on July 31, 1999 excluding a one year extension option. The credit facility is subject to financial performance covenants including debt-to-market capitalization, minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") ratios and minimum equity values.

         CONSTRUCTION LOANS

         The construction loans were arranged in connection with the development of two regional malls. These recourse loans were repaid in 1997.

         Principal amounts due under mortgage notes and other debt payable mature as follows:

                Year                            Amount Maturing
                ----                            ---------------
                1998                               $      19,946
                1999                                     197,432
                2000                                       2,260
                2001                                     154,486
                2002                                     185,718
                Subsequent                               715,943
                                                ----------------

                Total                              $   1,275,785
                                                ================


         Certain mortgages notes payable may be prepaid but are generally subject to a prepayment penalty of a yield-maintenance premium or a percentage of the loan balance.

         Land, buildings and equipment related to the mortgages payable, with an aggregate cost of $1,524,740 at December 31, 1997 have been pledged as collateral. Based on borrowing rates available to the Company at the end of 1997 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes and other debt payable approximates carrying value at December 31, 1997 and 1996.

         As of December 31, 1997 and 1996, the Operating Partnership had outstanding letters of credit of $7,717 and $6,200, respectively, in connection with special real estate assessments and liability insurance requirements.

9.       RENTALS UNDER OPERATING LEASES

         The Company receives rental income from the leasing of retail shopping center space under operating leases. The minimum future rentals based on operating leases held as of December 31, 1997, are as follows:

                         GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands, except Per Share Amounts)



                  Year                                 Amount
                  ----                                 ------
                  1998                                  $159,827
                  1999                                   152,580
                  2000                                   143,179
                  2001                                   129,562
                  2002                                   116,606
                  Thereafter                             514,185

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

10.      TRANSACTIONS WITH AFFILIATES

         GGMI has been contracted to provide management, leasing, development and construction management services for the owned properties. In addition, certain shopping center advertising and payroll costs of the properties are paid by GGMI and reimbursed by the Company. Total costs included in the consolidated financial statements related to agreements with GGMI are as follows:


                                                                           Year Ended December 31,
                                                                1997                 1996                 1995
                                                          -----------------    -----------------    ----------------
           Management and Leasing Fees                         $ 8,285              $ 7,956             $  8,514
           Cost Reimbursements                                  28,099               23,641               20,049
           Development Costs                                     2,015                1,529                1,637

         In December 1996, the Operating Partnership acquired a development site located in Grand Rapids, Michigan from a related partnership for $11,441.

11.      STOCK INCENTIVE PLAN

         The Company's Stock Incentive Plan provides incentives to attract and retain officers and key employees. The Stock Incentive Plan originally consisted of 1,000,000 shares of common stock available for grant which was increased by 1,000,000 shares in both 1996 and 1997. As of December 31, 1997, the number of shares of common stock authorized for issuance under the plan were 3,000,000. Options are granted by the Compensation Committee of the Board of Directors at an exercise price of not less than 100% of the fair market value of the Common Stock on the date of grant. The term of the option is fixed by the Compensation Committee, but no option shall be exercisable more than 10 years after the date of the grant. Options granted to employee-officers are for 10-year terms and are exercisable in either 33 1/3% or 20% annual increments from the date of the grants. Options granted to non-employee directors are exercisable in full commencing on the date of grant and expire on the tenth anniversary of the date of the grant.

                         GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands, except Per Share Amounts)



         A summary of the status of the Company's stock options as of December 31, 1997, 1996 and 1995 and changes during the year ended on those dates is presented below.


                                                     1997                        1996                       1995
                                          --------------------------  --------------------------  ------------------------
                                                         Weighted                    Weighted                  Weighted
                                                          Average                     Average                  Average
                                                         Exercise                    Exercise                  Exercise
                                             Shares        Price         Shares        Price        Shares      Price
                                          --------------------------  --------------------------  ------------------------

Outstanding at beginning of year            827,500        $ 24.48      425,500        $ 19.50     173,500      $   20.89
     Granted                                  2,000        $ 31.75      502,000        $ 27.97     312,000      $   19.02
     Exercised                              (44,500)       $ 19.35      (66,667)       $ 20.81
     Forfeited                                                          (33,333)       $ 20.81
     Cancelled                                                                                     (60,000)     $   21.03
                                          --------------------------  --------------------------  ------------------------

Outstanding at end of year                  785,000        $ 24.79      827,500        $ 24.48     425,500      $   19.50
                                          ==========================  ==========================  ========================
Exercisable at end of year                  379,000                     267,500                    161,500
Options available for future grants       2,103,833                   1,105,833                    574,500

Weighted average per share fair value
     of options granted during the year                    $  2.74                      $ 2.28                  $    1.53


         The fair value of each option grant for 1997, 1996 and 1995 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                         1997           1996               1995
                                     ------------    -----------       -----------
Risk free interest rate                  6.23%           5.78%            5.68%
Dividend yield                           7.77%           7.75%            7.75%
Expected life                        4.75 years      4.00 years       4.00 years
Expected volatility                      18.8%           18.8%            18.8%



         The following table summarizes information about stock options outstanding at December 31, 1997:


                                         Options Outstanding                            Options Exercisable
                          ---------------------------------------------------    -----------------------------------
                                                Weighted
                                                Average           Weighted                              Weighted
                              Number           Remaining          Average            Options            Average
      Range of             Outstanding        Contractual         Exercise         Exercisable          Exercise
   Exercise Prices         at 12/31/97            Life             Price           at 12/31/97           Price
----------------------    ---------------    ---------------    -------------    ----------------    ---------------

   $19.00 - $31.75           785,000           8.5 years           $24.79            379,000             $23.85


         The Company has applied Accounting Principles Board Opinion 25 and selected interpretations in accounting for its plan. Accordingly, no compensation costs have been recognized. Had compensation costs for the Company's Plan been determined based on the fair value at the grant date for options granted in 1997, 1996 and 1995 in accordance with the method required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation", the Company's net income and net income per share would have been reduced to the pro forma amounts as follows:

                         GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands, except Per Share Amounts)




                                                                         Year Ended December 31,
                                                             1997                   1996                    1995
                                                      -------------------    -------------------       ---------------

Net Income                     As Reported                $89,551                 $59,742                $43,054
                               Pro Forma                  $89,341                 $59,536                $42,991

Net earnings per share -
basic                          As Reported                $  2.75                 $  2.12                $  1.69
                               Pro Forma                  $  2.74                 $  2.12                $  1.69
Net earnings per share -
diluted                        As Reported                $  2.73                 $  2.12                $  1.69
                               Pro Forma                  $  2.72                 $  2.11                $  1.68


12.      EXTRAORDINARY ITEMS

         The extraordinary items resulted from prepayment costs and unamortized deferred financing costs related to the early retirement of mortgage notes payable. The basic and diluted per share impact of the extraordinary items was $.03 in 1997 and $.08 in 1996.

13.      DISTRIBUTIONS PAYABLE

         On December 16, 1997, the Company declared a cash distribution of $.45 per share payable January 30, 1998, to stockholders of record on December 30, 1997, totaling $16,029. In addition a distribution of $8,392 was paid to the limited partners of the Operating Partnership.

         On December 17, 1996, the Company declared a cash distribution of $.43 per share payable January 31, 1997, to stockholders of record on December 31, 1996, totaling $13,239. In addition a distribution of $7,505 was paid to the limited partners of the Operating Partnership.

         On December 15, 1995, the Company declared a cash distribution of $.43 per share payable January 31, 1996, to stockholders of record on December 29, 1995, totaling $11,727. In addition a distribution of $6,923 was paid to the limited partners of the Operating Partnership.

         The allocations of the distributions declared and paid for income tax purposes are as follows:


                                           YEAR ENDED DECEMBER 31,
                                  1997               1996               1995
                              --------------    ---------------     -------------
Ordinary Income                    29.8%             47.0%               51.6%
Capital Gain                       70.2              53.0                48.4
                              ==============    ===============     =============
                                  100.0%            100.0%              100.0%
                              ==============    ===============     =============


14.      COMMITMENTS AND CONTINGENCIES

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

         The Company leases land at a few properties from third parties. Rental expense including participation rent related to these leases was $595, $590 and $526 for the years ended December 31, 1997, 1996 and 1995, respectively. The leases provide for a right of first

                         GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands, except Per Share Amounts)


         refusal in favor of the Company in the event of a proposed sale of the property by the landlord.

         The Company has entered into several contingent agreements for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence and, in the case of developments, completion and occupancy of the project.

15.      RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June of 1997, the Financial Accounting Standards Board issued Statement No. 130, "Reporting Comprehensive Income" and Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Statement No. 130 requires the reporting of comprehensive income which for the Company would be the same as net income currently reported. Statement No. 131 establishes standards for publicly-held business enterprises to report information about operating segments in annual financial statements and requires that these enterprises report selected information about operating segments in interim financial reports issued to shareholders. The Company will adopt the provisions under the new reporting and disclosure requirements promulgated in these statements beginning in its fiscal 1998 year.

16.      PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

         Due to the impact of the acquisitions and dispositions during 1995, 1996 and 1997 historical results of operations may not be indicative of future results of operations. The pro forma condensed consolidated statements of operations for 1997 include adjustments for the acquisition of 100% of Market Place Shopping Center, Century Plaza and Southlake Mall and 50% of Town East as if they had occurred on January 1, 1997. The pro forma condensed consolidated statements of operations for 1996 include adjustments for the acquisition of 100% of the three operating properties in 1997, 50% of Town East, 100% of the five operating properties in 1996, 50% of Quail Springs Mall and the disposition of CenterMark Properties as if they had occurred on January 1, 1996. The pro forma condensed consolidated statements of operations for 1995 include adjustments for the acquisition of 100% of the five operating properties, 50% of Quail Springs Mall, GGP/Homart, the follow-on stock offering, Natick Mall and the disposition of a portion of the interest in CenterMark Properties as if they had occurred on January 1, 1995. The pro forma information is based upon the historical consolidated statements of operations and does not purport to present what actual results would have been had the offerings, acquisitions, sale and related transactions, in fact, occurred at the previously mentioned dates, or to project results for any future period.

                         GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands, except Per Share Amounts)


                                                                    1997                 1996                1995
                                                                    ----                 ----                ----

Total revenues                                                 $     305,574       $      280,939        $    228,030
                                                              ---------------     ----------------      --------------

Expenses:
     Property operating                                              112,187               96,512              76,188
     Management fees                                                   3,514                3,630               4,208
     Depreciation and amortization                                    50,586               48,705              40,423
                                                              ---------------     ----------------      --------------
Total expenses                                                       166,287              148,847             120,819
                                                              ---------------     ----------------      --------------

Operating income                                                     139,287              132,092             107,211

Interest expense, net                                                (78,711)             (83,061)            (74,168)
Equity in net income/(loss) of unconsolidated affiliates
     CenterMark                                                            -                    -               8,023
     GGP/Homart                                                       16,506                9,355               9,075
     Property Joint Ventures                                           3,423                2,758                 927
     General Growth Management, Inc.                                    (194)              (1,273)                  -
                                                              ---------------     ----------------      --------------
                                                                      80,311               59,871              51,068
Minority interest in operating partnership                            29,361               23,005              19,202
                                                              ---------------     ----------------      --------------
Pro forma net income (a)                                       $      50,950       $       36,866        $     31,866
                                                              ===============     ================      ==============
Pro forma earnings per share - basic (b)                       $        1.56       $         1.24        $       1.09
                                                              ===============     ================      ==============
Pro forma earnings per share - diluted (b)                     $        1.55       $         1.24        $       1.09
                                                              ===============     ================      ==============


(a) The proforma adjustments include management fee and depreciation modifications and acquisition and disposition activity described in the above paragraph. The equity income from CenterMark reflects the reductions in ownership interest offset by the change from the equity method of accounting to the cost method 1995. Pro forma net income is before extraordinary item.
(b) Basic earnings per share are based upon 32,622,665 for 1997, 29,717,353 for 1996 and 29,168,488 for 1995. Diluted per share amounts are based on the weighted average common shares and the effect of dilutive securities (stock options) outstanding of 32,839,637 for 1997, 29,792,969 for 1996 and
     29,180,817 for 1995.

                         GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands, except Per Share Amounts)


17.       QUARTERLY FINANCIAL INFORMATION (UNAUDITED)



                       Year Ended                                 First          Second        Third        Fourth
                   December 31, 1997                             Quarter        Quarter       Quarter       Quarter         Total
------------------------------------------------------------------------------------------------------------------------------------

Total Revenues                                                   $ 65,328      $ 69,694      $ 74,199      $81,926        $ 291,147

Income before minority interest                                    75,495        17,823        24,440       22,942          140,700

Income before extraordinary item                                   47,953        11,127        15,982       15,641           90,703

Net income applicable to common shares                             47,576        11,127        15,287       15,561           89,551

Earnings before extraordinary item per share - basic (a)             1.56          0.36          0.48         0.44             2.78
Earnings before extraordinary item per share - diluted (a)           1.55          0.36          0.48         0.44             2.76

Net earnings per share - basic (a)                                   1.55          0.36          0.46         0.44             2.75
Net earnings per share - diluted (a)                                 1.54          0.36          0.46         0.44             2.73

Distributions declared per share                                     0.45          0.45          0.45         0.45             1.80

Weighted average shares outstanding (in thousands) - basic         30,789        30,781        33,219       35,640           32,623
Weighted average shares outstanding (in thousands) - diluted       30,835        30,831        33,279       35,701           32,840


(a) Earnings per share for the four quarters do not add up to the annual earnings per share due to the issuance of additional stock and the gain on the sale of a portion of CenterMark stock in the first quarter.


                       Year Ended                                 First          Second        Third        Fourth
                   December 31, 1996                             Quarter        Quarter       Quarter       Quarter        Total
------------------------------------------------------------------------------------------------------------------------------------

Total Revenues                                                   $ 51,741      $ 51,671      $ 51,569      $62,424        $ 217,405

Income before minority interest                                     9,810        11,607        58,275       16,921           96,613

Income before extraordinary item                                    6,996         7,275        36,667       11,095           62,033

Net income applicable to common shares                              4,705         7,275        36,667       11,095           59,742

Earnings before extraordinary item per share - basic (a)             0.26          0.27          1.33         0.36             2.20
Earnings before extraordinary item per share - diluted (a)           0.26          0.27          1.33         0.36             2.20

Net earnings per share - basic (a)                                   0.18          0.27          1.33         0.36             2.12
Net earnings per share - diluted (a)                                 0.18          0.27          1.33         0.36             2.12

Distributions declared per share                                     0.43          0.43          0.43         0.43             1.72

Weighted average shares outstanding (in thousands) - basic         27,273        27,273        27,554       30,180           28,145
Weighted average shares outstanding (in thousands) - diluted       27,284        27,288        27,574       30,208           28,221


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



Chicago, Illinois                                       Coopers & Lybrand L.L.P.
February 9, 1998

                         General Growth Properties, Inc.

            Schedule III - Real Estate and Accumulated Depreciation
                            as of December 31, 1997



      Col. A           Col. B                        Col. C                   Col. D
      ------           ------                        ------                   ------
                                                                         Costs Capitalized
                                                                            Subsequent
                                                  Initial Cost            To Acquisition
                                   ----------------------------- ----------------------------
                                                    Buildings
                                                       and
                     Encumbrances                  Improvements                  Carrying
   Description          (e)            Land            (a)        Improvements   Costs (b)
------------------- -------------  --------------  ------------- -------------   -----------
Bayshore Mall,
  Eureka, CA          37,250,000       3,004,345     27,398,907    19,903,001     2,887,090

Bellis Fair Mall,
  Bellingham, WA      73,000,000       7,616,458     47,040,131     6,117,887     6,122,020

Birchwood Mall,
  Port Huron, MI      39,122,228       1,768,935     34,574,635     6,831,866     1,967,320

Capital Mall
  Jefferson City, MO  16,500,000       4,200,000     14,201,000     3,155,283             0

Century Mall
Birmingham, AL                 0       3,164,000     28,513,908       369,014             0

Chapel Hills
  Colorado
  Springs, CO         36,750,000       4,300,000     34,017,000    32,776,554        36,805

Colony Square Mall
  Zanesville, OH      25,600,000       1,000,000     24,500,000     8,626,983             0

Columbia Mall
  Columbia, MO        56,100,000       5,383,208     19,663,231     7,732,810     1,368,803

Development in Progress        0      35,991,118     32,012,357             0             0

Eagle Ridge Mall
  Lake Wales, FL               0       7,619,865     49,560,538       146,702     5,678,662

Eden Prairie Mall
  Eden Prairie, MN    16,743,017         465,063     19,024,047       912,950             0

Fallbrook Mall,
  West Hills, CA      46,900,000       6,117,338     10,076,520    55,301,557     1,628,171

Fox River Mall
  Appleton, WI        93,200,000       2,700,566     18,291,067    26,938,650     1,820,253

Gateway Mall,
  Springfield, OR     30,750,000       8,728,263     34,707,170     8,082,899     7,520,779

GGPLP Corp
Chicago, IL           86,000,000                         89,115             0             0

Grand Traverse Mall,
  Grand Traverse, MI  51,500,000       3,529,966     20,775,772    18,649,321     3,643,793

Greenwood Mall
  Bowling Green, KY   39,500,000       3,200,000     40,202,000    11,626,083             0

Knollwood Mall,
  St. Louis Park, MN           0               0      9,748,047    22,343,715     1,767,267

Lakeview Square Mall
  Battle Creek, MI    27,077,893       3,578,619     32,209,980       954,294             0

Lansing Mall
  Lansing, MI         44,696,922       6,977,798     62,800,179     1,249,912             0

Lockport Mall,



      Col. A                                        Col. E                        Col. F
      ------                                        ------                        ------

                                             Gross Amounts at Which
                                           Carried at Close of Period
                                   ------------------------------------------

                                                    Buildings
                                                       and                      Accumulated
   Description                          Land       Improvements  Total(c)(d)    Depreciation
------------------- -               -------------  ------------ ------------  ---------------
Bayshore Mall,
  Eureka, CA                           3,005,040    50,188,998    53,194,038     13,001,263

Bellis Fair Mall,
  Bellingham, WA                       7,485,224    59,280,038    66,765,262     17,557,848

Birchwood Mall,
  Port Huron, MI                       3,045,616    43,373,821    46,419,437      9,869,863

Capital Mall
  Jefferson City, MO                   3,912,935    17,356,283    21,269,218      2,140,538

Century Mall
  Birmingham, AL                       3,164,000    28,882,922    32,046,922        386,719

Chapel Hills
  Colorado
  Springs, CO                          4,300,000    66,830,359    71,130,359      5,163,549

Colony Square Mall
  Zanesville, OH                       1,243,184    33,126,983    34,370,167      9,867,946

Columbia Mall
  Columbia, MO                         5,383,208    28,764,844    34,148,052     10,526,793

Development in Progress               35,991,118    32,012,357    68,003,475              0

Eagle Ridge Mall
  Lake Wales, FL                       7,621,768    55,385,902    63,007,670      2,157,684

Eden Prairie Mall
  Eden Prairie, MN                       465,063    19,936,997    20,402,060        249,235

Fallbrook Mall,
  West Hills, CA                       6,127,138    67,006,248    73,133,386     19,700,687

Fox River Mall
  Appleton, WI                         2,700,566    47,049,970    49,750,536     13,064,622

Gateway Mall,
  Springfield, OR                      8,749,088    50,310,848    59,059,936     11,891,262

GGPLP Corp
Chicago, IL                                    0        89,115        89,115         65,402

Grand Traverse Mall,
  Grand Traverse, MI                   3,533,745    43,068,886    46,602,631      8,373,627

Greenwood Mall
  Bowling Green, KY                    3,202,734    51,828,083    55,030,817      6,184,455

Knollwood Mall,
  St. Louis Park, MN                     267,514    33,859,029    34,126,543     11,400,424

Lakeview Square Mall
  Battle Creek, MI                     3,578,619    33,164,274    36,742,893        921,348

Lansing Mall
  Lansing, MI                          6,977,798    64,050,091    71,027,889      1,746,874

Lockport Mall,



      Col. A           Col. B                        Col. C                   Col. D
      ------           ------                        ------                   ------
                                                                         Costs Capitalized
                                                                            Subsequent
                                                  Initial Cost            To Acquisition
                                   ----------------------------- ----------------------------
                                                    Buildings
                                                       and
                     Encumbrances                  Improvements                  Carrying
   Description          (e)            Land            (a)        Improvements   Costs (b)
------------------- -------------  --------------  ------------- -------------   -----------

  Lockport, NY         9,300,000         800,000     10,000,000     3,644,396        23,656

Mall of the Bluffs,
  Council Bluffs, IA  36,259,626       1,860,116     24,016,343     6,853,872     2,529,093

Marketplace
  Champaign, IL       47,000,000       7,000,000     63,972,357       391,634             0

Natick Mall
  Natick, MA         183,000,000      65,744,891    198,358,969       914,569             0

Oakwood Mall,
  Eau Claire, WI      35,305,425       3,266,669     18,281,160    12,344,975     1,711,573

Park Mall
  Tucson, AZ                   0       4,996,024     44,993,177     1,003,287        10,274

Piedmont Mall,
  Danville, VA        17,040,000       2,000,000     38,000,000     1,501,724        20,787

The Pines,
  Pine Bluff, AR      26,750,000       1,488,928     17,627,258     6,425,989     1,365,091

Rio West Mall,
  Gallup, NM          13,500,000               0     19,500,000     3,086,211             0

River Falls Mall,
  Clarksville, IN     28,000,000       3,177,688     54,610,421     3,535,991     5,281,892

River Hills Mall,
  Mankato, MN         51,200,000       3,713,529     29,013,757    14,971,036     2,584,241

Sooner Fashion Mall,
  Norman, OK          20,000,000       2,700,000     24,300,000       412,524             0

Southlake Mall,
  Morrow, GA          51,300,000       6,700,000     60,406,902       123,261             0

SouthShore Mall,
  Aberdeen, WA                 0         650,000     15,350,000     3,781,707             0

Valley Hills,
  Harrisonburg, VA    15,539,394       3,443,594     31,025,471        78,357             0

West Valley Mall,
  Tracy, CA                    0       9,295,045     47,789,310     5,915,969     7,686,293

Westwood Mall
  Jackson, MI         20,900,000       2,658,208     23,923,869       429,573             0

                   -------------  --------------  ------------- -------------  ------------
  Grand Totals     1,275,784,505     228,840,234  1,280,574,598   297,134,556    55,653,863
                   =============  ==============  ============= =============  ============




      Col. A                                         Col. E                        Col. F
      ------                                         ------                        ------

                                              Gross Amounts at Which
                                            Carried at Close of Period
                                    ------------------------------------------
                                                     Buildings
                                                        and                      Accumulated
   Description                           Land       Improvements  Total(c)(d)    Depreciation
-------------------                  -------------  ------------ ------------  ---------------

  Lockport, NY                         800,000    13,668,052    14,468,052        3,744,323

Mall of the Bluffs,
  Council Bluffs, IA                 1,866,012    33,399,308    35,265,320       11,037,669

Marketplace
Champaign, IL                        7,000,000    64,363,991    71,363,991          618,205

Natick Mall
  Natick, MA                        65,751,628   199,273,538   265,025,166       10,114,580

Oakwood Mall,
  Eau Claire, WI                     3,266,669    32,337,708    35,604,377       10,111,431

Park Mall
  Tucson, AZ                         4,996,024    46,006,738    51,002,762        1,310,569

Piedmont Mall,
  Danville, VA                       2,000,000    39,522,511    41,522,511        2,333,678

The Pines,
  Pine Bluff, AR                     1,276,001    25,418,338    26,694,339        8,129,450

Rio West Mall,
  Gallup, NM                                 0    22,586,211    22,586,211        6,105,645

River Falls Mall,
  Clarksville, IN                    3,182,305    63,428,304    66,610,609       15,841,145

River Hills Mall,
  Mankato, MN                        3,782,109    46,569,034    50,351,143        8,894,889

Sooner Fashion Mall,
  Norman, OK                         2,700,000    24,712,524    27,412,524          680,909

Southlake Mall,
  Morrow, GA                         6,700,000    60,530,163    67,230,163          447,112

SouthShore Mall,
  Aberdeen, WA                         650,000    19,131,707    19,781,707        5,582,610

Valley Hills,
  Harrisonburg, VA                   3,443,594    31,103,828    34,547,422           99,184

West Valley Mall,
  Tracy, CA                          9,295,045    61,391,572    70,686,617        3,299,980

Westwood Mall
  Jackson, MI                        2,658,208    24,353,442    27,011,650          673,819

                                  ------------ ------------- -------------    -------------
  Grand Totals                     230,121,953 1,633,363,017 1,863,484,970      233,295,337
                                  ============ ============= =============    =============


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

(d) The aggregate cost of land, buildings and equipment for federal income tax purposes is approximately $1.74 billion.


(e)                                                        Reconciliation of Real Estate
                                       ----------------------------------------------------------------------

                                              1995                   1996                     1997
                                       --------------------   --------------------  -------------------------

Balance at beginning of year                       823,108              1,248,892                  1,555,068

Additions:                                         425,784                306,176                    308,417

                                       --------------------   --------------------  -------------------------
Balance at close of year                         1,248,892              1,555,068                  1,863,485
                                       ====================   ====================  =========================


                                                    Reconciliation of Accumulated Depreciation
                                       ----------------------------------------------------------------------

                                              1995                   1996                     1997
                                       --------------------   --------------------  -------------------------

Balance at beginning of year                       127,152                153,275                    188,744

Depreciation Expense                                26,123                 35,469                     44,551

                                       --------------------   --------------------  -------------------------
Balance at close of year                           153,275                188,744                    233,295
                                       ====================   ====================  =========================


(f) Depreciation is computed based upon the following estimated lives:

       Buildings, improvements and carrying costs            40 years
       Tenant allowances                                    10 - 40 years
       Equipment and fixtures                               10 years

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

     2(g) Contribution Agreement dated December 6, 1996, between Forbes/Cohen Properties, a Michigan general partnership, and GGP Limited Partnership, a Delaware limited partnership.(2)

     2(h) Contribution Agreement dated December 6, 1996, between Lakeview Square Associates, a Michigan general partnership, and GGP Limited Partnership, a Delaware limited partnership.(2)

     2(i) Contribution Agreement dated December 6, 1996, between Jackson Properties, a Michigan general partnership, and GGP limited Partnership, a Delaware limited partnership.(2)

     2(j) Sale and Contribution Agreement dated June 19, 1997, between CA Southlake Investors, Ltd., a Georgia limited partnership, and GGP Limited Partnership, a Delaware limited partnership.(10)

     2(k) Contribution Agreement dated June 10, 1997, among Atlantic Freeholds II, a Nevada general partnership, Town East Mall, L.P., a Delaware limited partnership, and Town East Mall Partnership, a Texas general partnership.(10)

     2(l) Purchase and Sale Agreement dated as of March 22, 1997, between Century Plaza Co., an Alabama general partnership, and Century Plaza L.L.C., a Delaware limited liability company.(10)

     2(m) Real Estate Purchase Agreement dated March 12, 1997, between Champaign Venture, an Illinois general partnership, and Champaign Market Place L.L.C., a Delaware limited liability company. (10)

     3(a) Amended and Restated Certificate of Incorporation of the Company.(3)

     3(b) Amendment to Amended and Restated Certificate of Incorporation of the Company.(5)

     3(c) Amendment to Amended and Restated Certificate of Incorporation of the Company filed on December 21, 1995.(11)

     3(d) Amendment to Amended and Restated Certificate of Incorporation of the Company filed on May 20, 1997.

     3(e) Bylaws of the Company.(5)

     3(f) Amendment to Bylaws of the Company.(5)

     4(a) Redemption Rights Agreement, dated July 13, 1995, by and among GGP Limited Partnership, General Growth Properties, Inc. and the persons listed on the signature pages thereof.(8)

     4(b) Redemption Rights Agreement dated December 6, 1996, among GGP Limited Partnership, a Delaware corporation, Forbes/Cohen Properties, a Michigan general partnership, Lakeview Square Associates, a Michigan general partnership, and Jackson Properties, a Michigan general partnership.(2)

     4(c) Redemption Rights Agreement, dated June 19, 1997, among GGP Limited Partnership, a Delaware limited partnership, General Growth Properties, Inc, a Delaware corporation, and CA Southlake Investors, Ltd., a Georgia limited partnership.(13)

     4(d) Redemption Rights Agreement dated October 23, 1997, among GGPI, GGPL and Peter Leibowits.

     4(e) Form of Indenture.(12)

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

     10(f) Fifth Amendment to Amended and Restated Agreement of Limited Partnership.(9)

     10(g) Sixth Amendment to Amended and Restated Agreement of Limited Partnership.(9)

     10(h) Seventh Amendment to Amended and Restated Agreement of Limited Partnership.(9)

     10(i) Eighth Amendment to Amended and Restated Agreement of Limited Partnership.(9)

     10(j) Ninth Amendment to Amended and Restated Agreement of Limited Partnership.

     10(k) Tenth Amendment to Amended and Restated Agreement of Limited Partnership.

     10(l) Eleventh Amendment to Amended and Restated Agreement of Limited Partnership.

     10(m) Twelfth Amendment to Amended and Restated Agreement of Limited Partnership.

     10(n) Thirteenth Amendment to Amended and Restated Agreement of Limited Partnership.

     10(o) Fourteenth Amendment to Amended and Restated Agreement of Limited Partnership.

     10(p) Rights Agreement between the Company and the Limited Partners of the Operating Partnership.(6)

     10(q) Real Estate Management Agreement dated July 1, 1996, between General Growth Management, Inc. and GGP Limited Partnership.(13)

     10(r)* General Growth Properties, Inc. 1993 Stock Incentive Plan, as amended.(14)

     10(s) Form of Amended and Restated Agreement of Partnership for each of the Property Partnerships.(3)

     10(t) Sale-Purchase Agreement dated as of December 30, 1992, by and between Equitable and the Company.(3)

     10(u) Form of Indemnification Agreement between the Operating Partnership, Martin Bucksbaum, Matthew Bucksbaum, Mall Investment L.P. and M. Bucksbaum Company. (3)
                                     S-3

     10(v) Form of Registration Rights Agreement between the Company and the Bucksbaums. (3)

     10(w) Form of Registration Rights Agreement between the Company and certain trustees for the IBM Retirement Plan. (3)

     10(aa) Form of Incidental Registration Rights Agreement between the Company, Equitable, Frank Russell and Wells Fargo.(3)

     10(bb) Form of Letter Agreements restricting sale of certain shares of Common Stock.(3)

     10(cc)* Letter Agreement dated October 14, 1993, between the Company and Bernard Freibaum.(6)

     10(dd)* Form of Option Agreement between the Company and certain Executive Officers.(13)

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

     (10) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated June 19, 1997.

     (11) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

     (12) Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-37247) dated October 6, 1997.

     (13) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

     (14) Previously filed as an exhibit to the Company's Registration Statement on Form S-9 (No. 333-28449) dated June 3, 1997.