Form 10-Q
period 1998-03-31
GENERAL GROWTH PROPERTIES INC
filed 1998-05-15
CIK 895648

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1998


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

                      110 N. Wacker Dr., Chicago, IL 60606
                      ------------------------------------
               (Address of principal executive offices, Zip Code)

                                 (312) 960-5000
                                 --------------
              (Registrant's telephone number, including area code)

                       55 W. Monroe St., Chicago, IL 60603
                       -----------------------------------
   (Former name, former address and former fiscal year, if changed since last report)

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

The number of shares of Common Stock, $.10 par value, outstanding on May 14, 1998 was 35,896,572 .

                         GENERAL GROWTH PROPERTIES, INC.

                                      INDEX

PART I   FINANCIAL INFORMATION                                                     PAGE
                                                                                  NUMBER
          Item 1:  Financial Statements
          Consolidated Balance Sheets
          as of March 31, 1998 and December 31, 1997 .............................  3
          Consolidated Statements of Operations for the three months ended March 31, 1998 and 1997.
                                                                                    4
          Consolidated Statements of Cash Flows
          for the three months ended March 31, 1998 and 1997......................  5
          Notes to Consolidated Financial Statements..............................  6
          Item 2:  Management's Discussion and Analysis of
                   Financial Condition and Results of Operations.................. 14
          Liquidity and Capital Resources of the Company.......................... 18
          Item 3:  Quantitative and Qualitative Disclosures about Market Risk..... 20
PART II   OTHER INFORMATION
          Item 6:  Exhibits and Reports on Form 8-K............................... 20
          SIGNATURE............................................................... 20


                                    2 of 20

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         GENERAL GROWTH PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)

                                     ASSETS

                                                                           MARCH 31,        DECEMBER 31,
                                                                            1998               1997
                                                                          ----------        -----------
Investment in real estate:
      Land                                                                $   200,906      $   194,131
      Buildings and equipment                                               1,615,222        1,601,351
      Less accumulated depreciation                                          (245,776)        (233,295)
      Developments in progress                                                 87,710           68,003
                                                                          -----------      -----------
           Net property and equipment                                       1,658,062        1,630,190
      Investment in GGP/Homart                                                198,620          203,142
      Investment in Property Joint Ventures                                    91,151           90,624
                                                                          -----------      -----------
           Net investment in real estate                                    1,947,833        1,923,956
Cash and cash equivalents                                                       6,436           25,898
Tenant accounts receivable, net                                                35,332           34,849
Deferred expenses, net                                                         45,734           42,343
Investment in and note receivable from General Growth
      Management, Inc.                                                         67,439           61,588
Mortgage note receivable                                                       49,948               --
Prepaid expenses and other assets                                               9,638            9,085
                                                                          -----------      -----------
                                                                          $ 2,162,360      $ 2,097,719
                                                                          ===========      ===========
                      LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage notes and other debt payable                                     $ 1,349,009      $ 1,275,785
Distributions payable                                                          25,620           24,421
Accounts payable and accrued expenses                                          40,514           36,540
                                                                          -----------      -----------
                                                                            1,415,143        1,336,746
                                                                          -----------      -----------
Minority interest in Operating Partnership                                    256,052          262,468
                                                                          -----------      -----------
Commitments and contingencies
Stockholders' equity:
      Preferred stock, $100 par value; 5,000,000 shares authorized;
           none issued
      Common stock; $.10 par value; 210,000,000 shares authorized;
           35,769,454 shares issued (35,736,572 and 35,634,977
              outstanding as of March 31, 1998 and December 31, 1997,
                 respectively)                                                  3,577            3,577
      Additional paid-in capital                                              738,960          738,630
      Retained earnings (deficit)                                            (250,218)        (239,139)
      Treasury stock, at cost; 32,882 and 134,477 shares held at
           March 31, 1998 and December 31, 1997, respectively                  (1,154)          (4,563)
                                                                          -----------      -----------
           Total stockholders' equity                                         491,165          498,505
                                                                          -----------      -----------
                                                                          $ 2,162,360      $ 2,097,719
                                                                          ===========      ===========


  The accompanying notes are an integral part of these consolidated financial statements.


                                    3 of 20

                         GENERAL GROWTH PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)
                (Dollars in thousands, except per share amounts)


                                                             Three Months Ended
                                                                 March 31,
                                                             1998         1997
                                                           --------      --------
Revenues:
     Minimum rents                                         $ 50,507      $ 39,175
     Tenant recoveries                                       25,591        21,622
     Percentage rents                                         2,433         2,073
     Other                                                      930         1,593
     Fee income                                                 986           865
                                                           --------      --------
        Total revenues                                       80,447        65,328
                                                           --------      --------
Expenses:
     Real estate taxes                                        5,784         4,804
     Management fees to affiliate                               875           750
     Property operating                                      22,109        16,731
     Provision for doubtful accounts                            608           632
     General and administrative                               1,146           840
     Depreciation and amortization                           13,967        11,162
                                                           --------      --------
        Total expenses                                       44,489        34,919
                                                           --------      --------
        Operating income                                     35,958        30,409

Interest expense, net                                       (17,883)      (15,439)
Equity in net income/(loss) of unconsolidated
affiliates:
        GGP/Homart                                            1,735         1,824
        Property Joint Ventures                               1,041           327
        General Growth Management, Inc.                      (7,969)         (273)
Net gain on sales                                                --        58,647
                                                           --------      --------
Income before extraordinary item and
     allocation to minority interest                         12,882        75,495
Income allocated to minority interest                        (4,427)      (27,542)
                                                           --------      --------
Income before extraordinary item                              8,455        47,953
Extraordinary item (a)                                           --          (377)
                                                           --------      --------
        Net income                                         $  8,455      $ 47,576
                                                           ========      ========

Earnings before extraordinary item per share - basic       $   0.24      $   1.56
                                                           ========      ========
Earnings before extraordinary item per share - diluted     $   0.24      $   1.55
                                                           ========      ========

Net earnings per share - basic                             $   0.24      $   1.55
                                                           ========      ========
Net earnings per share - diluted                           $   0.24      $   1.54
                                                           ========      ========
Distributions declared per share                           $   0.47      $   0.45
                                                           ========      ========
Weighted average common shares outstanding -
     basic (in thousands)                                    35,689        30,789
                                                           ========      ========
Weighted average common shares outstanding -
     diluted (in thousands)                                  35,936        30,835
                                                           ========      ========
     (a) Charges related to early retirement of debt


  The accompanying notes are an integral part of these consolidated financial statements.


                                    4 of 20

                         GENERAL GROWTH PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                             Three Months Ended
                                                                                                 March 31,
                                                                                             1998         1997
                                                                                         -----------  ------------
Cash flows from operating activities:
  Net income                                                                              $   8,455      $  47,576
  Adjustments to reconcile net income to net cash provided by operating activities:
   Minority interest                                                                          4,427         27,542
   Net gain on sales                                                                             --        (58,647)
   Extraordinary items - charges related to early retirement of debt                             --            377
   Equity in net income of unconsolidated affiliates                                          5,193         (1,878)
   Provision for doubtful accounts                                                              608            632
   Depreciation                                                                              12,481         10,200
   Amortization                                                                               1,486            962
  Net changes in:
   Tenant accounts receivable                                                                (1,091)        (3,666)
   Prepaid expenses and other assets                                                           (590)         1,249
   Accounts payable and accrued expenses                                                      4,010          1,516
                                                                                          ---------      ---------
      Net cash provided by operating activities                                              34,979         25,863
                                                                                          ---------      ---------

Cash flows from investing activities:
  Acquisition/development of real estate and improvements and additions to properties       (40,353)       (88,154)
  Increase in investments in Property Joint Ventures                                         (2,609)        (5,734)
  Increase in mortgage notes receivable, net                                                (49,948)            --
  Change in notes receivable from General Growth Management, Inc.                           (13,820)        (9,641)
  Proceeds received from sale of CenterMark stock                                                --        130,500
  Distributions received from GGP/Homart                                                      6,257          6,077
  Distributions received from Property Joint Ventures                                         3,122             --
  Increase in deferred expenses                                                              (2,616)        (1,725)
                                                                                          ---------      ---------
      Net cash provided by (used in) investing activities                                   (99,967)        31,323
                                                                                          ---------      ---------

Cash flows from financing activities:
  Cash distributions paid to common stockholders                                            (16,029)       (13,239)
  Cash distributions paid to minority interest                                               (8,392)        (7,505)
  Proceeds of common stock issuance                                                              --             (3)
  Proceeds from issuance of mortgage and other notes payable                                 83,000         85,000
  Principal payments on mortgage notes and other debt payable                                (9,775)      (123,364)
  Purchase of treasury stock                                                                 (1,136)            --
  Capital contribution from minority interest                                                   119             --
  Prepayment penalty on early retirement of debt                                                 --           (377)
  Increase in deferred financing costs                                                       (2,261)            --
                                                                                          ---------      ---------
      Net cash provided by (used in) financing activities                                    45,526        (59,488)
                                                                                          ---------      ---------

Net change in cash and cash equivalents                                                     (19,462)        (2,302)
Cash and cash equivalents at beginning of year                                               25,898         15,947
                                                                                          ---------      ---------
Cash and cash equivalents at end of period                                                $   6,436      $  13,645
                                                                                          =========      =========

Supplemental disclosure of cash flow information:
Interest paid                                                                             $  21,840      $  18,215
Interest capitalized                                                                          2,734          1,329
                                                                                          =========      =========
Non-cash investing activities:
   Operating partnership units exchanged for treasury stock                               $   1,875      $      --
                                                                                          =========      =========


  The accompanying notes are an integral part of these consolidated financial statements.


                                    5 of 20

                         GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands, except per share amounts)


NOTE 1        GENERAL

              Readers of this quarterly report should refer to the Company's audited financial statements for the year ended December 31, 1997 which are included in the Company's 1997 Annual Report on Form 10-K (File no. 1-11656) dated on March 30, 1998, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

              ORGANIZATION

              General Growth Properties, Inc., a Delaware corporation ( the "Company"), was formed in 1986 to own and operate enclosed mall shopping centers. On April 15, 1993, the Company completed its initial public offering and a business combination involving entities under varying common ownership. Proceeds from the initial public offering were used to acquire a majority interest in GGP Limited Partnership (the "Operating Partnership") which was formed to succeed to substantially all of the interests in enclosed mall general partnerships owned and controlled by the Company and its original stockholders. The Company conducts substantially all of its business through the Operating Partnership.

              During May 1998, the Company expects to commence a public offering of convertible preferred stock, the proceeds of which are expected to be received in the beginning of June 1998 and are expected to be utilized to fund the proposed acquisitions as described in Note 4 and for other working capital needs.

              OPERATING PARTNERSHIP

              The Operating Partnership commenced operations on April 15, 1993 and as of March 31, 1998, the Company together with the Operating Partnership owned 100% of thirty-five enclosed regional shopping centers (the "Wholly-Owned Centers"), 51% of GGP/Ivanhoe, Inc. ("GGP/Ivanhoe") (see Note 4) and 50% of Quail Springs and Town East (the "Property Joint Ventures"), 38.2% of the stock of GGP/Homart, Inc. ("GGP/Homart") (see Note 3) and a 95% non-voting preferred stock interest in General Growth Management, Inc. ("GGMI") (see Note 5). GGP/Homart owns interests in twenty-four shopping centers (the "Homart Centers"). GGP/Ivanhoe owns 100% of The Oaks Mall and the Westroads Mall. At March 31, 1998, the Company owned an approximate 66% general partnership interest in the Operating Partnership.

              The 34% minority interest in the Operating Partnership is held by limited partners that include trusts for the benefit of families of the original stockholders which initially owned and controlled the Company and by subsequent contributors of property to the Company and is represented by units of limited partnership interests ("Units"). The Units can be exchanged, with certain restrictions, for shares of the Company on a one-for-one basis. Certain units owned or for the benefit of certain officers and directors of the Company and their families can be exchanged for cash, at the Company's election, if they own 25% or



                                     6 of 20

                         GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands, except per share amounts)

              more of the outstanding common stock of the Company at the time of the exchange. The Unitholders also share equally with the stockholders on a per share basis in any distributions by the Operating Partnership.

              BASIS OF PRESENTATION

              The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership consisting of the thirty-five centers and the unconsolidated investments in GGP/Homart, GGMI, GGP/Ivanhoe, Quail Springs Mall and Town East Mall. All significant intercompany balances and transactions have been eliminated.

              In the opinion of management, all adjustments consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 1998, and the results of operations and cash flows for the three months ended March 31, 1998 and 1997 have been included.

              The consolidated statements of operations for prior periods have been reclassified to conform with current classifications with no effect on results of operations.

              EARNINGS PER SHARE

              In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which became effective for both interim and annual financial statement periods ending after December 15, 1997. As required by this statement, the Company adopted the new standards for computing and presenting earnings per share at the end of 1997, and has presented all per share data for 1998 and for all prior periods presented based on the computational methods specified in the statement.

              Basic per share amounts are based on the weighted average of common shares outstanding of 35,689,054 for 1998 and 30,789,360 for 1997. Diluted per share amounts are based on the weighted average common shares and the effect of dilutive securities (stock options) outstanding of 35,936,812 for 1998 and 30,834,785 for 1997. The outstanding Operating Partnership Units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the minority interests' share of income would also be added back to net income.

              REVENUE RECOGNITION

              Minimum rent revenues are recognized on a straight-line basis over the term of the related leases. Percentage rents are recognized on an accrual basis. Recoveries from tenants for taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable costs are incurred. The Company provides an



                                     7 of 20

                         GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands, except per share amounts)


              allowance for doubtful accounts against the portion of accounts receivable (including amounts recognized as receivable due to the recognition of minimum rents on a straight-line basis as described above) which is estimated to be uncollectible. Such allowances are reviewed periodically based upon the recovery experience of the Company.

NOTE 2        CENTERMARK

              On February 11, 1994, the Company acquired 40% of the stock of CenterMark which owned interests in several major regional shopping malls and power centers. The Company's portion of the cash purchase price for the CenterMark stock, including certain transaction costs, was approximately $182,000.

              The Company sold 25% of its interest in CenterMark on December 19, 1995 for a price of $72,500 which reduced the Company's ownership to 30% of the outstanding CenterMark stock. Concurrently with the sale of the stock, the Company also granted an option to the buyer to purchase the remainder of the Company's CenterMark stock for $217,500.

              Pursuant to such option, the Company sold the remaining 30% of the outstanding CenterMark stock in two transactions with $87,000 received on July 1, 1996 and $130,500 received on January 2, 1997. A portion of the gain related to such sale was recognized in 1997.

NOTE 3        GGP/HOMART

              The Company owns 38.2% of GGP/Homart with the remaining ownership interests owned by four other institutional investors. The co-investors in GGP/Homart are allowed to exercise an exchange right according to the stockholders agreement. The exchange right is designed to allow a GGP/Homart stockholder to convert their ownership interest in GGP/Homart to a common stock ownership interest in General Growth Properties, Inc. GGP/Homart currently owns interests in twenty-four regional shopping malls. GGP/Homart has elected real estate investment trust status for income tax purposes.


                                     8 of 20

                         GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands, except per share amounts)


              Below is summarized financial information for GGP/Homart for the three months ended March 31, 1998 and 1997.

                                GGP/HOMART, INC.
               CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                        (UNAUDITED, DOLLARS IN THOUSANDS)


                                               Three Months Ended
                                                   March 31,
                                              1998         1997
                                           ----------- -----------
Revenues
      Minimum rents                        $ 28,820      $ 24,840
      Tenant recoveries                      11,154        10,735
      Percentage rents                          744           634
      Other                                     797           707
                                           --------      --------
      Total revenues                         41,515        36,916

Operating expenses                          (19,962)      (16,035)
Depreciation and amortization                (7,782)       (6,506)
                                           --------      --------
      Operating income                       13,771        14,375

Interest expense, net                       (11,793)      (10,828)
Equity in net income of unconsolidated
      real estate affiliates                  1,442         1,338
Gain (loss) on property sales                 1,250           (54)
Income allocated to minority interest          (129)          (56)
                                           --------      --------

      Net income                           $  4,541      $  4,775
                                           ========      ========


                                     9 of 20

                         GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands, except per share amounts)


NOTE 4        PROPERTY ACQUISITIONS AND DEVELOPMENTS

              ACQUISITIONS AND PROPOSED ACQUISITIONS

              1998

              On May 14, 1998, the Company entered into a definitive merger agreement to acquire a private REIT which owns (or as of closing will own) 100% of six regional malls (and office buildings adjacant to one of the malls). The purchase price will be paid in the form of cash and the assumption of existing mortgage debt at closing which is expected to occur in June 1998. The Company is negotiating to sell approximately half of its interest in this portfolio to a joint venture partner if the portfolio purchase is completed as currently structured. The portfolio consists of shopping centers located in Virginia, Wisconsin, Nevada, Tennessee, Georgia and Pennsylvania.

              On May 8, 1998, the Company completed the acquisition of the Northbrook Court Shopping Center in Northbrook (Chicago), Illinois.

              On April 17, 1998 the Company entered into a definitive agreement to acquire 100% of the stock of three companies that own, in the aggregate, a portfolio of eight shopping centers. The closing is expected to occur by the end of June 1998. The shopping portfolio consists of retail centers in Minnesota, Nevada, Georgia, Texas, Florida, Louisiana and two regional malls in California.

              On April 3, 1998 the Company acquired a 100% ownership interest in Southwest Plaza in Denver, Colorado.

              The Company has expended, or has committed to expend, over $1.6 billion in connection with the acquisition of the above mentioned malls. The Company has financed, or in the case of pending acquisitions, is expected to finance the foregoing acquisitions through a combination of secured and unsecured debt, the proceeds of the proposed public offering of convertible preferred stock and, in the case of the May 14, 1998 agreement to acquire, equity capital to be contributed by a potential joint venture partner.

              1997

              The Company acquired a 100% ownership interest in Valley Hills Mall located in Hickory, North Carolina on October 23, 1997 for a purchase price of approximately $34,500. The purchase price consisted of approximately $18,900 (518,833 units) of Operating Partnership Units and the assumption of approximately $15,600 of mortgage debt.


                                    10 of 20

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

              The acquisitions completed as of March 31, 1998 were accounted for utilizing the purchase method and accordingly, the results of operations are included in the Operating Partnership's results of operations from the respective dates of acquisition.

              DEVELOPMENTS

              During 1996, the Company acquired two new development sites located in Coralville (Iowa City), Iowa, and Grand Rapids, Michigan. Coral Ridge Mall, located in Coralville, Iowa is currently under construction and is scheduled to open in July of 1998. The Grand Rapids mall (Rivertown Crossings) recently began site work and is scheduled to open in August of 1999.

              INVESTMENTS IN AFFILIATES

              On September 17, 1997, GGP/Ivanhoe acquired both The Oaks Mall in Gainesville, Florida and Westroads Mall in Omaha, Nebraska. The purchase price for the two properties was approximately $206,000 of which $125,000 was financed through property level indebtedness. The Company owns 51% of the ownership interest in GGP/Ivanhoe for a net investment of $43,766. Ivanhoe, Inc. of Montreal, Quebec, Canada owns the remaining 49% ownership interest in GGP/Ivanhoe.

              On June 11, 1997, the Company acquired a 50% interest in Town East Mall, located in Mesquite, Texas for $56,500. The consideration included approximately $27,500 million in cash, the assumption of approximately $27,900 of mortgage indebtedness and the assumption of $1,100 in net current liabilities.



                                    11 of 20

                         GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands, except per share amounts)


NOTE 5        GGMI

              On December 22, 1995, GGP Management, Inc. was formed to manage, lease, develop and operate enclosed malls. The Operating Partnership owned 100% of the non-voting preferred stock ownership interest in GGP Management, Inc. representing 95% of the equity interest. Key employees of the Company held the remaining 5% ownership interest therein, which interest was in the form of common stock which was entitled to all of the voting rights in GGP Management, Inc. In August 1996, GGP Management, Inc., acquired GGMI for approximately $51,500 by exchanging 1,555,855 newly issued common shares of the Company and 453,791 Operating Partnership Units (contributed by the Operating Partnership) for 100% of the outstanding shares in GGMI. A loan of approximately $39,900 from the Operating Partnership to GGP Management, Inc. was used to purchase the Company's common stock used to acquire GGMI. The interest only loan bears interest at 14% and matures in 2016. Upon acquisition of GGMI, GGP Management, Inc. was merged into GGMI with GGMI as the surviving entity. The Operating Partnership currently holds all of the non-voting preferred stock ownership interest in GGMI representing 95% of the equity interest. Five key employees of the Company hold the remaining 5% equity interest through ownership of 100% of the common stock which is entitled to all voting rights in GGMI. GGMI cannot distribute funds until its available cash flow exceeds all accumulated preferred dividends owed to the preferred stockholder. Any dividends in excess of the preferred cumulative dividend are allocated 95% to the preferred stockholder and 5% to the common stockholders. GGMI may make principal payments on the Operating Partnership loan if it has sufficient cash flow. GGMI manages, leases, and performs various other services for the Wholly-Owned Centers, the Property Joint Ventures, GGP/Homart and other properties owned by unaffiliated parties.

              On June 16, 1997, GGMI acquired an office building in downtown Chicago, Illinois to be used as the new corporate headquarters for the Company. The office building has been completely upgraded and retrofitted to create class A office space. GGMI and Company personnel took initial occupancy of approximately 70% of the building in April of 1998.

NOTE 6        MORTGAGE NOTES AND OTHER DEBT PAYABLE

              FIXED RATE DEBT

              MORTGAGE NOTES PAYABLE

              Mortgage notes payable consist primarily of fixed rate non-recourse notes collateralized by individual or groups of properties. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty of a yield-maintenance premium or a percentage of the loan balance.



                                    12 of 20

                         GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands, except per share amounts)



              VARIABLE RATE DEBT

              MORTGAGE NOTE PAYABLE

              The mortgage note secured by the Eden Prairie Mall at March 31, 1998 is a non-recourse loan that bears interest at LIBOR (5.65% at March 31, 1998) plus 118 basis points and matures in December of 1998. The Company expects to retire this $16,743 obligation when due. The mortgage note is cross-collateralized with several GGP/Homart centers.

              CREDIT FACILITY

              The Company's $200,000 unsecured revolving credit facility bears interest at LIBOR plus 80 to 120 basis points depending upon the Company's leverage ratio and matures on July 31, 1999 excluding a one year extension option. The credit facility is subject to financial performance covenants including debt-to-market capitalization, minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") ratios and minimum equity values. On March 31, 1998, the credit facility had an outstanding balance of $159,225.

              CONSTRUCTION LOANS AND LETTERS OF CREDIT

              Two construction loans were arranged in connection with the development of two regional malls. These recourse loans were repaid in 1997.

              As of March 31, 1998 and December 31, 1997, the Operating Partnership had outstanding letters of credit of $7,717, primarily in connection with special real estate assessments and insurance requirements.

NOTE 7        EXTRAORDINARY ITEMS

              The extraordinary items resulted from prepayment costs and unamortized deferred financing costs related to the early extinguishment of mortgage notes payable.

NOTE 8        DISTRIBUTIONS PAYABLE

              On February 20, 1998, the Company declared a cash distribution of $.47 per share that was paid on April 30, 1998 to stockholders of record on April 16, 1998, totaling $16,811. In addition, a distribution of $7,382 was paid to the limited partners of the Operating Partnership.

              On December 16, 1997, the Company declared a cash distribution of $.45 per share that was paid on January 30, 1998, to stockholders of record on December 30, 1997, totaling $16,029. In addition, a distribution of $8,392 was paid to the limited partners of the Operating Partnership.


                                    13 of 20

                         GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands, except per share amounts)



NOTE 9        MORTGAGE NOTE RECEIVABLE

              During 1998 the Company advanced $50,000 to an unaffiliated developer in the form of a mortgage loan secured by such developer's ownership interest in a regional shopping mall in Shreveport, Louisiana. Principal payments of $52 were received in the first quarter of 1998. The Company expects this mortgage note to be collected by the end of 1998.

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

NOTE 11       RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

              In June of 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income" which the Company has adopted as of January 1, 1998. The Company has no items of other comprehensive income and therefore the adoption of this standard has not had an impact on its financial statements. In addition, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information." Pursuant to the requirements of Statement 131, the additional reporting and disclosure requirements will be reflected in the Company's 1998 annual report and, on a comparative basis, in the Company's 1999 interim reports. In March 1998, the Emerging Issues Task Force ("EITF") issued a consensus opinion entitled "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11") EITF 97-11 is effective as of March 19, 1998 and provides that the internal costs of identifying and acquiring operating property should be expensed as incurred. The Company currently expects a nominal increase in expenses in future periods for such expenditures that were previously capitalized and reflected as property costs to be depreciated over the useful life of the property acquired. In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that the net unamortized balance of all start up costs and


                                    14 of 20

                         GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                (Dollars in thousands, except per share amounts)

              organizational costs be written off as a cumulative effect of a change in accounting principle and all future start-up costs and organizational costs be expensed. The Company has not completed its evaluation of the effects of the implementation of SOP 98-5, but as the Company does not believe it has a significant amount of such unamortized costs, the effect of adopting this statement in 1999 is not expected to be material.



                                    15 of 20

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         All references to numbered Notes are to specific footnotes to the Consolidated Financial Statements of the Company included in this quarterly report and which descriptions are hereby incorporated herein by reference. The following discussion should be read in conjunction with such Consolidated Financial Statements and Notes thereto.

         As of March 31, 1998, the Company together with the Operating Partnership owned 100% of thirty-five enclosed regional shopping centers (the "Wholly-Owned Centers"), 51% of the stock of GGP/Ivanhoe, 50% of Quail Springs and Town East, 38.2% of the stock of GGP/Homart, and a non-voting preferred stock ownership interest (representing 95% of the equity interest) in GGMI (Note 5). GGP/Homart owns interests in twenty-four shopping centers. GGP/Ivanhoe owns interests in two shopping centers, The Oaks and Westroads. Revenues are primarily derived from fixed minimum rents, percentage rents and recoveries of operating expenses from tenants. Inasmuch as the Company's financial statements reflect the use of the equity method to account for its investments in GGP/Homart, GGP/Ivanhoe, GGMI, Quail Springs and Town East, the discussion of results of operations below relates primarily to the revenues and expenses of the Wholly-Owned Centers. The Wholly-Owned Centers, the Homart Centers, GGP/Ivanhoe, Quail
         Springs and Town East are collectively known as the "Company
         Portfolio".

         On March 31, 1998, the centers in the Company Portfolio which are not currently under redevelopment were approximately 85.3% occupied. The centers in the Company Portfolio which were not currently undergoing redevelopment on March 31, 1997 had an occupancy of approximately 83.5%.

         Comparable mall store sales are sales of those tenants that were open the previous 12 months. Therefore, comparable mall store sales in 1998 are of those tenants that were operating in the first quarter of 1997. Comparable mall store sales averaged $277 per square foot for the Company Portfolio in the first quarter of 1998. In the first quarter of 1998, total mall store sales for the Company Portfolio increased by 7% over 1997, and comparable mall store sales increased by 11.6% over 1997.

         The average mall store rent per square foot from leases that expired in 1998 was $23.90. The Company Portfolio benefited from increasing rents inasmuch as the weighted average mall store rent per square foot on new and renewal leases executed during 1998 was $26.49 or $2.59 per square foot above the average for expiring leases.

FORWARD-LOOKING INFORMATION

         Forward looking statements contained in this Quarterly Report on Form 10-Q may include certain forward-looking information statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements or expectation. Words such as "expects, "anticipates", "intends", "plans", "believes", "seeks",


                                    16 of 20

         "estimates" and "should" and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

         Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions, interest rate trends, cost of capital and capital requirements, availability of real estate properties, competition from other companies and venues for the sale/distribution of goods and services, shifts in customer demands, tenant bankruptcies, changes in operating expenses, including employee wages, benefits and training, governmental and public policy changes, changes in applicable laws, rules and regulations (including changes in tax laws), and the continued availability of financing in the amounts and the terms necessary to support the Company's future business.

RESULTS OF OPERATIONS OF THE COMPANY

THREE MONTHS ENDED MARCH 31, 1998 AND 1997

         Total revenues for the first quarter of 1998 were $80.4 million, which represents an increase of $15.1 million or approximately 23.1% from $65.3 million in the first quarter of 1997. Approximately $9.4 million or 62.3% of the increase is from acquisitions completed after March 31, 1997. Increased revenues at comparable properties (properties owned at all times during current and prior periods) accounted for the remaining $5.7 million or 37.7% of the increase. Minimum rent for the first quarter of 1998 increased by $11.3 million or 28.8% from $39.2 million in 1997 to $50.5 million. The acquisition of properties generated a $5.7 million increase in minimum rents. Expansion space, specialty leasing and a combination of occupancy, rental charges and allowance reserve adjustments at the comparable centers accounted for the remaining increase in minimum rents. Tenant charges increased by $4.0 million or 18.5% from $21.6 million to $25.6 million for the first quarter of 1998. Approximately $0.7 million of the increase is attributable to higher recoverable operating expenses at the comparable malls. The remaining $3.3 million increase was generated by properties which were recently acquired. For the first quarter of 1998, overage rents increased to $2.4 million from $2.1 million in 1997. Acquisitions contributed substantially all of the $.3 million increase in overage rent. Other revenues decreased by approximately $.7 million or 43.7% to $.9 million for the first quarter of 1998 from $1.6 million in 1997, substantially all of which related to comparable centers.

         Total expenses, including depreciation and amortization, increased by approximately $9.6 million, from $34.9 million in the first quarter of 1997 to $44.5 million in the first quarter of 1998. For the period ended March 31, 1998, property operating expenses increased by $5.4 million or 32.3% from $16.7 million in 1997 to $22.1 million in the first quarter of 1998. Of this increase, new acquisitions accounted for $3.2 million, while higher recoverable operating costs at comparable centers contributed the remaining $2.2 million. Depreciation and


                                    17 of 20
         amortization increased by $2.8 million over the same period in 1997. Approximately $1.5 million of the $2.8 million increase in depreciation and amortization was generated at comparable centers. The remaining $1.3 million was from newly acquired properties. Management fees to affiliates and general and administrative expenses together were approximately $.4 million higher than in the first quarter of 1997.

         Net interest expense for the first quarter of 1998 was $17.9 million, an increase of $2.5 million or 16.2% from $15.4 million in the first quarter of 1997. The acquisition of new properties was responsible for an increase of approximately $2.3 million. Interest savings of $.2 million were generated by lower interest rates as a result of refinancing activities and the paydown of debt with the proceeds of the common stock offerings in the third quarter of 1997.

         Equity in net income of unconsolidated affiliates in the first quarter of 1998 decreased by approximately $7.1 million to a loss of $5.2 million in 1998, from earnings of $1.9 million in the first quarter of 1997. The Company's ownership interest in GGMI resulted in a decrease of $7.7 million, primarily due to the write-off of certain unamortized third-party management contract costs recorded at the acquisition of G GMI which relates to contracts terminated in the first quarter of 1998. Property Joint Ventures (see Note 1) accounted for an increase of approximately $.7 million due primarily to the acquisitions of the Town East Mall and the two malls by GGP/Ivanhoe as described more fully in Note 4.


                                    18 of 20

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

The Company uses operating cash flow as the principal source of funding for recurring capital expenditures such as tenant construction allowances and minor improvements made to individual properties that are not recoverable through common area maintenance charges to tenants. Funding alternatives for acquisitions, new development, expansions and major renovation programs at individual centers include construction loans, mini-permanent loans, long-term project financing, additional property level or Company level equity investments, unsecured Company level debt or secured loans collateralized by individual shopping centers. The Company closed on a $200 million unsecured credit facility during August of 1997. Said facility is expected to provide all of the funds necessary to complete the development of Coralville Mall in Iowa City, Iowa, the mall under development in Grand Rapids, Michigan and to fund certain other non-recurring capital expenditures that are currently being contemplated and/or evaluated. The Company acquired Southwest Plaza in Denver, Colorado in April 1998 and Northbrook Court in Northbrook (Chicago) Illinois in May, 1998 as more fully described in Note 4. In addition, the Company has entered into definitive agreements to acquire two portfolios of malls by the end of June 1998. Such proposed acquisitions as more fully described in Note 4 are expected to be funded by cash and cash equivalents on hand, short and long term debt financing, joint venture contributions and a public offering of convertible preferred stock <Reference is also made to Note 1>.

Net cash provided by operating activities was $35.0 million in 1998, an increase of $9.1 million from $25.9 million in 1997. Net income before allocations to the minority interest decreased $39.1 million which was represented primarily by the $58.6 million gain on the partial sale of CenterMark recognized in 1997. The other significant change was a $4.0 million increase in accounts payable and accrued expenses in 1998.

Net cash used by investing activities was $100 million in 1998 compared to $31 million of cash provided in 1997. Cash flow from investing activities was impacted by acquisitions, development and improvements to real estate properties, which caused a decrease in cash of approximately $40.4 million in 1998. The Company issued a mortgage note receivable in 1998 for $50 million. The Company has an option in 1998 to acquire the underlying asset secured by this note. The sale proceeds from the sale of CenterMark provided a decrease of $130.5 million in 1998 from 1997.

Financing activities contributed cash of $45.5 million in 1998, compared to a use of cash of $59.5 million in 1997. The major contributing factor of cash from financing activity is net financing from mortgages had a positive impact of $73.2 million in 1998 versus a decrease of approximately $38.4 million in 1997. The additional financing was used to fund the acquisitions and redevelopment of real estate that was discussed above. The remaining use of cash was accounted for by increased distributions paid during 1998.

In order to remain qualified as a real estate investment trust for federal income tax purposes, the Company must distribute 100% of capital gains and at least 95% of its ordinary taxable income to stockholders. The following factors, among others, will affect operating cash flow and, accordingly, influence the decisions of the Board of Directors regarding distributions: (i) scheduled increases in base rents of existing leases; (ii) changes in minimum base rents and/or percentage rents attributable to replacement of existing leases with new or renewal leases; (iii) changes in occupancy rates at existing centers and procurement of leases for newly developed centers; and (iv) the Company's share of operating cash flow generated by GGMI, the Property Joint Ventures, GGP/Homart and distributions therefrom, less oversight costs and debt service on additional loans that were incurred to finance a portion of the cash purchase price for GGP/Homart's stock. The Company anticipates that its operating cash flow, and potential new debt or equity from future offerings, new financings or refinancings will provide adequate liquidity to conduct its operations, fund general and administrative


                                    19 of 20
expenses, fund operating costs and interest payments and allow distributions to the Company's stockholders in accordance with the requirements of the Internal Revenue Code of 1986, as amended, for continued qualification as a real estate investment trust and to avoid any Company level federal income or excise tax.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As more fully described in Note 11, the FASB, EITF and the AICPA have issued certain statements which are effective for the current or subsequent year. The Company does not expect a significant impact on its reported operations due to the application of such new statements.

YEAR 2000 COMPLIANCE

The Company recently upgraded its major information systems including the database and accounting software which is Year 2000 compliant. The Company is in the process of evaluating several other smaller systems (time keeping systems, elevators, etc.) to verify that they are compliant. If these systems are not Year 2000 compliant, the appropriate upgrades will be purchased. The cost of any required upgrades are not anticipated to be significant. In addition, the Company is communicating with its customers, suppliers and service providers to determine whether they are actively involved in projects to ensure that their products and business systems will be Year 2000 compliant. The Company is not aware of any significant Year 2000 issues involving its customers, suppliers or service providers.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         Not applicable

PART II  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits - See Exhibit Index

(b)      Reports on Form 8-K

No reports on Form 8-K have been filed by the Company during the quarter covered by this report.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                          GENERAL GROWTH PROPERTIES, INC.
                                   (Registrant)

Date:  May 14, 1998   by: /s/:  Bernard Freibaum
                          ----------------------------------
                          Bernard Freibaum
                          Executive Vice President and Chief Financial Officer (Principal Accounting Officer)


                                    20 of 20

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

     3(b) Amendment to Amended and Restated Certificate of Incorporation of the Company.(5)

     3(c) Amendment to Amended and Restated Certificate of Incorporation of the Company filed on December 21, 1995.(11)

     3(d) Amendment to Amended and Restated Certificate of Incorporation of the Company filed on May 20, 1997.(15)

     3(e) Bylaws of the Company.(5)

     3(f) Amendment to Bylaws of the Company.(5)

     4(a) Redemption Rights Agreement, dated July 13, 1995, by and among GGP Limited Partnership, General Growth Properties, Inc. and the persons listed on the signature pages thereof.(8)

     4(b) Redemption Rights Agreement dated December 6, 1996, among GGP Limited Partnership, a Delaware corporation, Forbes/Cohen Properties, a Michigan general partnership, Lakeview Square Associates, a Michigan general partnership, and Jackson Properties, a Michigan general partnership.(2)

     4(c) Redemption Rights Agreement, dated June 19, 1997, among GGP Limited Partnership, a Delaware limited partnership, General Growth Properties, Inc, a Delaware corporation, and CA Southlake Investors, Ltd., a Georgia limited partnership.(13)

     4(d) Redemption Rights Agreement dated October 23, 1997, among GGPI, GGPL and Peter Leibowits.(15)

     4(e) Form of Indenture.(12)

     10(a) Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership.

     10(b) Rights Agreement between the Company and the Limited Partners of the Operating Partnership.(6)

     10(c) Real Estate Management Agreement dated July 1, 1996, between General Growth Management, Inc. and GGP Limited Partnership.(13)

     10(d)* General Growth Properties, Inc. 1993 Stock Incentive Plan, as amended.(14)

     10(e) Form of Amended and Restated Agreement of Partnership for each of the Property Partnerships.(3)

     10(f) Sale-Purchase Agreement dated as of December 30, 1992, by and between Equitable and the Company.(3)

     10(g) Form of Indemnification Agreement between the Operating Partnership, Martin Bucksbaum, Matthew Bucksbaum, Mall Investment L.P. and M. Bucksbaum Company. (3)

     10(h) Form of Registration Rights Agreement between the Company and the Bucksbaums. (3)

     10(i) Form of Registration Rights Agreement between the Company and certain trustees for the IBM Retirement Plan. (3)

     10(j) Form of Incidental Registration Rights Agreement between the Company, Equitable, Frank Russell and Wells Fargo.(3)

     10(k) Form of Letter Agreements restricting sale of certain shares of Common Stock.(3)

     10(l)* Letter Agreement dated October 14, 1993, between the Company and Bernard Freibaum.(6)

     10(m)* Form of Option Agreement between the Company and certain Executive Officers.(13)

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

     (14) Previously filed as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-28449) dated June 3, 1997.

     (15) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.