Form 10-Q/A
period 1998-03-31
GENERAL GROWTH PROPERTIES INC
filed 1998-05-21
CIK 895648

                      SECURITIES AND EXCHANGE COMMISSION


                            Washington, D.C. 20549



                                  FORM 10Q/A

                               AMENDMENT NO. 1


               Filed pursuant to Section 12, 13, or 15(d) of the
                       Securities Exchange Act of 1934




                       GENERAL GROWTH PROPERTIES, INC.
                ---------------------------------------------
                (Exact name of registrant as specified in its charter)


                                           IRS Employer Identification
Commission File No. 1-111656                      No. 42-1283895



     The undersigned registrant hereby amends the following sections of its Report of March 31, 1998 on Form 10-Q as set forth in the pages attached hereto:

     PART I   FINANCIAL INFORMATION



     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                              Pages 16 through 20



     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       GENERAL GROWTH PROPERTIES, INC.


              By: /s/: Bernard Freibaum
                       ------------------------
                       Bernard Freibaum
                       Executive Vice President and
                       Chief Financial Officer
                       (Principal Accounting Officer)



Dated: May 21, 1998

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



         Comparable mall store sales are sales of those tenants that were open the previous 12 months. Therefore, comparable mall store sales in 1998 are of those tenants that were operating in the first quarter of 1997. Comparable mall store sales averaged $277 per square foot for the Company Portfolio in the first quarter of 1998. In the first quarter of 1998, total mall store sales for the Company Portfolio increased by 11.6% over 1997, and comparable mall store sales increased by 5.5% over 1997.


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


Net cash provided by operating activities was $35.0 million in 1998, an increase of $9.1 million from $25.9 million in 1997. Net income after allocations to the minority interest decreased $39.1 million which was represented primarily by the $58.6 million gain on the partial sale of CenterMark recognized in 1997. The other significant change was a $4.0 million increase in accounts payable and accrued expenses in 1998.


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