Form 10-Q
period 1998-06-30
GENERAL GROWTH PROPERTIES INC
filed 1998-08-14
CIK 895648

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1998


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


                      110 N. Wacker Dr., Chicago, IL 60606
               --------------------------------------------------
               (Address of principal executive offices, Zip Code)

                                 (312) 960-5000
                                ----------------
              (Registrant's telephone number, including area code)

                                     N / A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                              YES  _X_   NO  ___

The number of shares of Common Stock, $.10 par value, outstanding on August 12, 1998 was 35,896,572.

                        GENERAL GROWTH PROPERTIES, INC.
                        -------------------------------
                                     INDEX
                                    -------

                                                                               PAGE
                                                                            ----------
                                                                              NUMBER
                                                                            ----------
PART I   FINANCIAL INFORMATION
         Item 1:  Financial Statements

              Consolidated Balance Sheets
              as of June 30, 1998  and December 31, 1997........................  3

              Consolidated Statements of Operations for the three and six months ended June 30, 1998  and 1997..............................  4

              Consolidated Statements of Cash Flows
              for the six months  ended June 30, 1998  and 1997.................  5

              Notes to Consolidated Financial Statements........................  6

         Item 2:  Management's Discussion and Analysis of
              Financial Condition and Results of Operations..................... 22

              Liquidity and Capital Resources of the Company.................... 26

         Item 3:  Quantitative and Qualitative Disclosures about Market Risk.... 28


PART II  OTHER INFORMATION

         Item 2:  Changes in Securities and Use of Proceeds....................  28

         Item 4:  Submission of Matters to a Vote of Security Holders..........  29

         Item 6:  Exhibits and Reports on Form 8-K.............................  29

         SIGNATURES............................................................  30









                                    2 of 30

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                        GENERAL GROWTH PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                     JUNE 30, 1998  AND  DECEMBER 31, 1997
                                  (UNAUDITED)
              (Dollars in thousands, except for per share amounts)

                                     ASSETS

                                                            JUNE 30, 1998     DECEMBER 31, 1997
                                                           --------------     ------------------
Investment in Real Estate:
   Land                                                       $   312,452             194,131
   Buildings and equipment                                      2,657,295           1,601,351
   Less accumulated depreciation                                 (259,214)           (233,295)
   Developments in progress                                       102,569              68,003
                                                              -----------         -----------
       Net property and equipment                               2,813,102           1,630,190
   Investment in GGP/Homart                                       205,221             203,142
   Investment in Property Joint Ventures                          108,915              90,624
                                                              -----------         -----------
       Net Investment In Real Estate                            3,127,238           1,923,956
Cash and cash equivalents                                          29,913              25,898
Tenant accounts receivable, net                                    41,913              34,849
Deferred expenses, net                                             51,960              42,343
Investment in and note receivable from
 General Growth Management, Inc.                                   83,725              61,588
Mortgage note receivable                                           50,061                --
Prepaid expenses and other assets                                  10,079               9,085
                                                              -----------         -----------
                                                              $ 3,394,889           2,097,719
                                                              ===========         ===========


                    LIABILITIES  AND  STOCKHOLDERS'  EQUITY


Mortgage notes and other debts payable                        $ 2,140,895           1,275,785
Distributions payable                                              25,860              24,421
Accounts payable and accrued expenses                             138,690              36,540
                                                              -----------         -----------
                                                                2,305,445           1,336,746
                                                              -----------         -----------
Minority interest in Operating Partnership                        262,519             262,468
                                                              -----------         -----------
Commitments and contingencies
Convertible Preferred Stock, $1,000 liquidation value;
  5,000,000 shares authorized;                                    337,500
  and none issued and outstanding at
  June 30, 1998 and December 31, 1997,
  respectively                                                    337,500                --
                                                              -----------         -----------
Stockholders' Equity:
   Common stock; $0.10 par value;
     210,000,000 shares authorized; 35,896,572
     shares issued and outstanding at June 30, 1998
     and 35,769,454 shares issued and 35,634,977
     outstanding at December 31, 1997, respectively                 3,590               3,577
   Additional paid-in capital                                     738,352             738,630
   Retained earnings (deficit)                                   (249,477)           (239,139)
   Treasury stock, at cost; none and 134,477 shares
     held at June 30, 1998 and December 31, 1997,
     respectively                                                    --                (4,563)
   Notes receivable - common stock purchase                        (3,040)               --
                                                              -----------         -----------
Total Stockholders' Equity                                        489,425             498,505
                                                              -----------         -----------
                                                              $ 3,394,889           2,097,719
                                                              ===========         ===========


              The accompanying notes are an integral part of these
                       consolidated financial statements.




                                    3 of 30

                        GENERAL GROWTH PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTHS ENDED
                             JUNE 30, 1998 AND 1997
                                  (UNAUDITED)
              (Dollars in thousands, except for per share amounts)

                                                             THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                   JUNE 30,               JUNE 30,
                                                              1998         1997       1998        1997
                                                            --------     -------     -------    --------
Revenues:
   Minimum rents                                            $ 56,012      42,488     106,519      81,663
   Tenant recoveries                                          27,261      23,531      52,852      45,153
   Percentage rents                                            2,580       1,585       5,013       3,658
   Other                                                       1,441       1,197       2,371       2,790
   Fee Income                                                  1,324         893       2,310       1,758
                                                            --------    --------    --------    --------
       Total Revenues                                         88,618      69,694     169,065     135,022
                                                            --------    --------    --------    --------

Expenses:
   Real Estate taxes                                           7,117       4,940      12,901       9,744
   Management fee to affiliate                                   985         816       1,860       1,566
   Property operating                                         19,948      17,865      42,057      34,596
   Provision for doubtful accounts                               121         930         729       1,562
   General and Administrative                                    997         862       2,143       1,702
   Depreciation and amortization                              15,132      12,013      29,099      23,175
                                                            --------    --------    --------    --------
       Total Expenses                                         44,300      37,426      88,789      72,345
                                                            --------    --------    --------    --------
       Operating Income                                       44,318      32,268      80,276      62,677


Interest expense, net                                        (23,088)    (17,785)    (40,971)    (33,224)
Equity in net income/(loss) of unconsolidated affiliates:
   GGP/Homart                                                  6,601       3,627       8,336       5,451
   Property Joint Ventures                                       593         311       1,634         638
   General Growth Management, Inc.                            (1,291)       (598)     (9,260)       (871)
Net gain on sales                                               --          --          --        58,647
                                                            --------    --------    --------    --------
Income before extraordinary item & allocation to
  minority interest                                           27,133      17,823      40,015      93,318
Income allocated to minority interest                         (8,992)     (6,696)    (13,419)    (34,238)
                                                            --------    --------    --------    --------
Income before extraordinary item                              18,141      11,127      26,596      59,080
Extraordinary Item (a)                                          --          --          --          (377)
                                                            --------    --------    --------    --------
   Net Income                                               $ 18,141      11,127      26,596      58,703
                                                            --------    --------    --------    --------
Convertible Preferred Stock Dividends                         (1,199)       --        (1,199)       --
                                                            --------    --------    --------    --------
   Net income available to common stockholders              $ 16,942      11,127      25,397      58,703
                                                            ========    ========    ========    ========
Earnings before extraordinary item per share-basic          $    .47         .36         .71        1.92
                                                            ========    ========    ========    ========
Earnings before extraordinary item per share-diluted        $    .47         .36         .71        1.91
                                                            ========    ========    ========    ========

Net earnings per share - basic                              $    .47         .36         .71        1.91
                                                            ========    ========    ========    ========
Net earnings per share - diluted                            $    .47         .36         .71        1.90
                                                            ========    ========    ========    ========
Distributions declared per share                            $    .47         .45         .47         .45
                                                            ========    ========    ========    ========
Weighted average common shares
 outstanding - basic (in thousands)                           35,877      30,781      35,783      30,785
                                                            ========    ========    ========    ========
Weighted average common shares
 outstanding - diluted (in thousands)                         36,047      30,831      35,997      30,880
                                                            ========    ========    ========    ========

(a)  Charges related to early retirement of debt.

              The accompanying notes are an integral part of these
                       consolidated financial statements.



                                    4 of 30

                        GENERAL GROWTH PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                  (UNAUDITED)
              (Dollars in thousands, except for per share amounts)


                                                                                         SIX MONTHS ENDED
                                                                                              JUNE 30,
                                                                                       1998           1997
                                                                                    -----------    -----------
Cash flows from operating activities:
   Net Income                                                                       $    26,596         58,703
Adjustments to reconcile net income to net cash provided by operating activities:
   Minority interest                                                                     13,419         34,238
   Net gain on sales                                                                       --          (58,647)
   Extraordinary items - related to early retirement of debt                               --              377
   Equity in net income of unconsolidated affiliates                                       (710)        (5,218)
   Provision for doubtful accounts                                                          729          1,562
   Depreciation                                                                          25,919         21,391
   Amortization                                                                           3,180          1,784
Net Changes:
   Tenant accounts receivable                                                            (7,793)        (2,937)
   Prepaid expenses and other assets                                                       (994)         1,415
   Accounts payable and accrued expenses                                                  6,598        (15,010)
                                                                                    -----------    -----------
     Net cash provided by (used in) operating activities                                 66,944         37,658
                                                                                    -----------    -----------

Cash flows from investing activities:
   Acquisition/development of real estate and improvements
   and additions to properties                                                         (923,787)      (146,543)
   Increase in investments in property joint ventures                                   (19,207)       (33,407)
   Increase in mortgage notes receivable, net                                           (50,061)          --
   Change in notes receivable from General Growth Management, Inc.                      (27,764)       (19,348)
   Proceeds received from sale of CenterMark stock                                         --          130,500
   Distributions received from GGP/Homart stock                                           6,257          6,077
   Distributions received from property joint ventures                                    2,550           --
   Increase in deferred expenses                                                        (10,354)        (3,796)
                                                                                    -----------    -----------
     Net cash provided by (used in) investing activities                             (1,022,366)       (66,517)
                                                                                    -----------    -----------
Cash flows from financing activities:
   Cash distributions paid to common stockholders                                       (32,893)       (26,853)
   Cash distributions paid to minority interest                                         (17,148)       (15,818)
   Proceeds from exercised options                                                         --              248
   Proceeds of preferred stock issuance, net of issuance costs                          322,604           --
   Proceeds of common stock issuance, net of issuance costs                                --               (3)
   Proceeds from issuance of mortgage / other notes payable                           1,141,000        187,526
   Principal payments on mortgage notes and other debt payable                         (450,666)      (124,143)
   Purchase of treasury stock                                                            (1,136)        (1,179)
   Capital contribution from minority interest                                              119           --
   Prepayment penalty on early retirement of debt                                          --             (377)
   Increase in deferred financing costs                                                  (2,443)          --
                                                                                    -----------    -----------
     Net cash provided by (used in) financing activities                                959,437         19,401
                                                                                    -----------    -----------

Net change in cash and cash equivalents                                                   4,015         (9,458)
Cash and cash equivalents at beginning of year                                           25,898         15,947
                                                                                    -----------    -----------
Cash and cash equivalents at end of period                                          $    29,913          6,489
                                                                                    ===========    ===========
Supplemental disclosure of cash flow information:
   Interest paid                                                                    $    45,517         43,666
   Interest capitalized                                                                   2,806          2,718
                                                                                    ===========    ===========
Non-cash investing activities:
   Operating partnership units exchanged for treasury stock                         $     1,875           --
   Debt assumed as consideration to seller for purchase of real estate                  174,026         61,863
   Notes receivable issued for exercised stock options                                    3,040           --
   Partnership units and common stock issued as consideration for purchase
     of real estate                                                                      18,437         11,490
                                                                                    ===========    ===========


             The accompanying notes are an integral part of these
                      consolidated financial statements.





                                    5 of 30

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTE TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

NOTE 1  GENERAL
        Readers of this quarterly report should refer to the Company's audited financial statements for the year ended December 31, 1997 which are included in the Company's 1997 Annual Report on Form 10-K (File no. 1-11656) dated March 30, 1998, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.

        ORGANIZATION
        General Growth Properties, Inc., a Delaware corporation (the "Company"), was formed in 1986 to own and operate enclosed mall shopping centers. All references to the "Company" in these notes to consolidated financial statements include the Company and those entities owned or controlled by the Company (including the Operating Partnership as described below), unless the context indicates otherwise. On April 15, 1993, the Company completed its initial public offering and a business combination involving entities under varying common ownership. Proceeds from the initial public offering were used to acquire a majority interest in GGP Limited Partnership (the "Operating Partnership") which was formed to succeed to substantially all of the interests in enclosed mall general partnerships owned and controlled by the Company and its original stockholders. The Company conducts substantially all of its business through the Operating Partnership.

        During June 1998, the Company completed a public offering of 13,500,000 depositary shares (the "Depositary Shares"), each representing 1/40 of a share of 7.25% Preferred Income Equity Redeemable Stock, Series A, par value $100 per share ("PIERS"), of the Company. The Company received proceeds of approximately $322,600, net of approximately $14,900 of issuance costs, which were utilized to fund the acquisitions as described in Note 4 and for other working capital needs.

        Each owner of a Depositary Share is entitled to its pro rata share of all the rights and preferences of the PIERS represented thereby. The PIERS are convertible at any time, at the option of the holder, into shares of common stock of the Company at the conversion price of $39.70 per share of common stock. In addition, the PIERS have a preference on liquidation of the Company equal to $1,000 per PIERS (equivalent to $25.00 per Depositary Share), plus accrued and unpaid dividends, if any, to the liquidation date. The PIERS and the Depositary Shares are subject to mandatory redemption by the Company on July 15, 2008 at a price of $1,000 per PIERS, plus accrued and unpaid dividends, if any, to the




                                    6 of 30

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


        redemption date. Accordingly, the PIERS have been reflected in the accompanying financial statements at such liquidation or redemption value.

        OPERATING PARTNERSHIP
        The Operating Partnership commenced operations on April 15, 1993 and as of June 30, 1998, the Company together with the Operating Partnership owned 100% of forty-five enclosed regional shopping centers (the "Wholly-Owned Centers"); 51% of GGP/Ivanhoe, Inc. ("GGP/Ivanhoe"), 50% of Quail Springs and Town East and 51% of GGP Ivanhoe II, Inc. ("GGP Ivanhoe II") (collectively the "Property Joint Ventures") (see Note 4); 38.2% of the stock of GGP/Homart, Inc. ("GGP/Homart") (see Note 3) and a 95% non-voting preferred stock interest in General Growth Management, Inc. ("GGMI") (see Note 5). As of such date, GGP/Homart owned interests in twenty-three shopping centers (the "Homart Centers"), GGP/Ivanhoe owned 100% of The Oaks Mall and the Westroads Mall, and GGP Ivanhoe II owned 100% of six shopping centers.

        As of June 30, 1998, the Company owned an approximate 65% general partnership interest in the Operating Partnership. The remaining approximate 35% minority interest in the Operating Partnership is held by limited partners that include trusts for the benefit of families of the original stockholders which initially owned and controlled the Company and by subsequent contributors of properties to the Company and is represented by units of limited partnership interest ("Units"). The Units can be exchanged, with certain restrictions, for shares of the Company's common stock on a one-for-one basis. Certain units owned by or for the benefit of certain officers and directors of the Company and their families can be exchanged for cash, at the Company's election, if they own 25% or more of the outstanding common stock of the Company at the time of the exchange. The holders of the Units also share equally with the stockholders on a per share basis in any distributions by the Operating Partnership.

        In connection with the issuance of the Depositary Shares and in order to enable the Company to comply with its obligations in respect to the PIERS, the Operating Partnership Agreement was amended to provide for the issuance to the Company preferred units of partnership interest (the "Preferred Units") which have rights, preferences and other privileges, including distribution, liquidation, conversion and redemption rights, that mirror those of the PIERS. Accordingly, the Operating Partnership will be required to make all required distributions on the Preferred Units prior to any distribution of cash or assets to the holders of the Units. At June 30, 1998, 100% of the Preferred Units (337,500) were owned by the Company.





                                    7 of 30

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


        BASIS OF PRESENTATION
        The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership consisting of the forty-five centers and the unconsolidated investments in GGP/Homart, GGMI, GGP/Ivanhoe, Quail Springs Mall, Town East Mall and GGP Ivanhoe
        II. All significant intercompany balances and transactions have been eliminated.

        In the opinion of management, all adjustments consisting of normal recurring adjustments necessary to present fairly the financial position of the Company as of June 30, 1998 , and the results of operations for the three and six months ended June 30, 1998 and 1997 and cash flows for the six months ended June 30, 1998 and 1997 have been included.

        The consolidated statements of operations for prior periods have been reclassified to conform with current classifications with no effect on results of operations.

        EARNINGS PER SHARE
        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," ("Statement 128") which became effective for both interim and annual financial statement periods ending after December 15, 1997. As required by Statement 128, the Company adopted the new standards for computing and presenting earnings per share at the end of 1997, and has presented all per share data for 1998 and for all prior periods presented based on the computational methods specified in the statement.

        Basic per share amounts are based on the weighted average of common shares outstanding of 35,783,276 for 1998 and 30,784,649 for 1997.
        Diluted per share amounts are based on the weighted average common shares and the effect of dilutive securities (stock options) outstanding of 35,996,404 for 1998 and 30,880,409 for 1997. The effect of the issuance of the PIERS is anti-dilutive with respect to the Company's calculation of diluted earnings per share for the three and six months ended June 30, 1998 and therefore has been excluded as specified by Statement 128. In addition, options to purchase 227,500 shares of common stock at 36.19 per share were outstanding during 1998 but were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares and, therefore, the effect would by antidilutive. The outstanding Units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the minority interests' share of income would also be added back to net income.






                                    8 of 30

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


        NOTES RECEIVABLE - COMMON STOCK PURCHASE
        In April and May, 1998 certain officers of the Company issued to the Company an aggregate of $3,040 of notes in connection with their exercise of options to purchase an aggregate of 160,000 shares of Company common stock. The notes, bearing interest at 6.25% per annum, are collateralized by the stock issued upon exercise of such options, provide for quarterly payments of interest and are payable to the Company on demand.

        The following are the reconciliations of the numerators and denominators of the basic and diluted EPS.



                                                       THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                            JUNE 30,                                JUNE 30,
                                                     1998               1997                1998              1997
Numerators:
Income before extraordinary item                    $18,141             11,127              26,596            59,080
  Dividends on PIERS                                 (1,199)                --              (1,199)               --
                                                    -------             ------              ------            ------
  Income available to common shareholders
   before extraordinary item - for basic and
   diluted EPS                                       16,942             11,127              25,397            59,080
Extraordinary  Item                                     --                  --                 --               (377)
                                                    -------             ------              ------            ------
  Net income available to common
   shareholders  -  for basic and diluted EPS       $16,942             11,127              25,397            58,703
                                                    =======             ======              ======            ======

Denominators:
Weighted average common shares
 outstanding (in thousands) - for basic EPS          35,877             30,781              35,783            30,785
Effect of dilutive securities - options                 170                 50                 214                95
                                                    -------             ------              ------            ------
Weighted average common shares
 outstanding (in thousands) - for diluted EPS        36,047             30,831              35,997            30,880
                                                    =======             ======              ======            ======


        REVENUE RECOGNITION

        Minimum rent revenues are recognized on a straight-line basis over the term of the related leases. Percentage rents are recognized on an accrual basis (see Note 11). Recoveries from tenants for taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable costs are incurred. The Company provides an allowance for doubtful accounts against the portion of accounts receivable (including amounts recognized as receivable due to the recognition of minimum rents on a straight-line basis as described above) which is estimated to be uncollectible. Such allowances are reviewed periodically based upon the recovery experience of the Company.



NOTE 2  CENTERMARK
        On February 11, 1994, the Company acquired 40% of the stock of CenterMark which owned interests in several major regional shopping malls and power




                                    9 of 30

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

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


NOTE 3  GGP/HOMART
        The Company owns 38.2% of GGP/Homart with the remaining ownership interests owned by four institutional investors. The co-investors in GGP/Homart are allowed to exercise an exchange right according to the stockholders agreement. The exchange right is designed to allow a GGP/Homart stockholder to convert their ownership interest in GGP/Homart to a common stock ownership interest in General Growth Properties, Inc. GGP/Homart currently owns interests in twenty-three regional shopping malls. GGP/Homart has elected real estate investment trust status for income tax purposes.






                                    10 of 30

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)



     Below is summarized financial information for GGP/Homart for the three and six months ended June 30, 1998 and 1997.


                                GGP/HOMART, INC.
              CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS
           FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                       (UNAUDITED, DOLLARS IN THOUSANDS)


                                               THREE MONTHS ENDED             SIX MONTHS  ENDED
                                                    JUNE 30,                       JUNE 30,
                                                1998         1997           1998             1997
                                              --------     -------        -------           -------
Revenues:
    Minimum rents                             $ 29,026      24,349         57,846           49,189
    Tenant recoveries                           11,762      12,005         22,916           22,740
    Percentage rents                               799         615          1,543            1,249
    Other                                          775         856          1,572            1,563
                                              --------      ------         ------           ------
          Total Revenues                        42,362      37,825         83,877           74,741

Operating expenses                             (17,215)    (15,475)       (37,177)         (31,510)
Depreciation                                    (7,475)     (6,447)       (15,257)         (12,953)
                                              --------      ------         ------           ------
          Operating Income                      17,672      15,903         31,443           30,278

Interest expense, net                          (11,359)     (9,867)       (23,152)         (20,695)
Equity in net income of unconsolidated real
 estate affiliates                               1,660       2,785          3,102            4,123
Gain on property sales                           9,465         735         10,715              681
Income allocated to minority interest             (164)        (66)          (293)            (122)
                                              --------      ------         ------           ------
          Net Income                          $ 17,274       9,490         21,815           14,265
                                              ========       =====         ======           ======





                                    11 of 30

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


NOTE 4  PROPERTY ACQUISITIONS AND DEVELOPMENTS
        ACQUISITIONS
        1998
        -----
        On April 2, 1998 the Company acquired a 100% ownership interest in Southwest Plaza in Denver, Colorado. On May 8, 1998, the Company completed the acquisition of 100% of the ownership interest in the Northbrook Court Shopping Center in Northbrook (Chicago), Illinois. The aggregate purchase price for Southwest Plaza and Northbrook Court, including assumed debt, was approximately $261,000.

        On June 2, 1998, the Company acquired the U.S. retail property portfolio (the "MEPC Portfolio") of MEPC plc, a United Kingdom based real estate company ("MEPC"), through the purchase of the stock of the three U.S. subsidiaries of MEPC that directly or indirectly own the MEPC Portfolio. The Company acquired the MEPC Portfolio for approximately $871,000 (less certain adjustments for tenant allowances, construction costs, MEPC U.S. Subsidiary liabilities and other items). The Company borrowed approximately $830,000 to finance the purchase price for the stock, which was paid in cash at closing as more fully described in Note 6.
        The MEPC Portfolio consists of eight enclosed mall shopping centers; The Apache Mall in Rochester, Minnesota, the Boulevard Mall in Las Vegas, Nevada, the Cumberland Mall in Atlanta, Georgia, the McCreless Mall in San Antonio, Texas, the Northridge Fashion Center in Northridge (Los Angeles), California, the Regency Square Mall in Jacksonville, Florida, the Riverlands Shopping center in LaPlace, Louisiana and the Valley Plaza Mall in Bakersfield, California.

        On July 21, 1998 the Company acquired a 100% ownership interest in the Altamonte Mall in Altamonte Springs (Orlando), Florida. The purchase price consisted of approximately $141,000 (3,683,143 units) of Operating Partnership Units and approximately $28,000 in cash funded from the Company credit facility.


        In addition, in 1998 the Company, through an unconsolidated joint venture, acquired the U.S. Prime Property, Inc. ("USPPI") portfolio as described below.

        The Company financed the forgoing acquisitions through a combination of secured and unsecured debt and the proceeds of the PIERS as described in
        Note 1.






                                    12 of 30

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Dollars in thousands, except for per share amounts)


        1997
        ----
        The Company acquired a 100% ownership interest in Valley Hills Mall located in Hickory, North Carolina on October 23, 1997 for a purchase price of approximately $34,500. The purchase price consisted of approximately $18,900 (518,833 units) of Operating Partnership Units and the assumption of approximately $15,600 of mortgage debt.

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

        The acquisitions completed as of June 30, 1998 were accounted for utilizing the purchase method and accordingly, the results of operations are included in the Operating Partnership's results of operations from the respective dates of acquisition (for pro forma effect, see Note 12).

        DEVELOPMENTS

        During 1996, the Company acquired two new development sites located in Coralville (Iowa City), Iowa, and Grand Rapids, Michigan. Coral Ridge Mall, located in Coralville, Iowa was substantially completed and opened as scheduled in July of 1998. The Grand Rapids mall (Rivertown Crossings) is currently under construction and is scheduled to open in August of 1999.

        INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES

        On July 23, 1998, effective as of June 30, 1998, the Company acquired through a merger USPPI. The Company also reached agreement with a joint venture partner pursuant to which the joint venture partner acquired 49% of the common stock acquired by the Operating Partnership pursuant to the merger agreement and the Operating Partnership retained the





                                    13 of 30

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Dollars in thousands, except for per share amounts)

        remainder of the common stock. The newly merged entity ("GGP Ivanhoe II") will continue to operate as a private REIT. The aggregate consideration paid pursuant to the merger agreement was approximately $625,000 (less certain adjustments, including a credit of approximately $64 million for outstanding mortgage indebtedness and accrued interest thereon). GGP Ivanhoe II obtained a $392,000 interim loan bearing interest at LIBOR plus 90 basis points which becomes due July 1, 1999. The balance of the consideration paid was represented by equity from the Operating Partnership and the venture partner in proportion to their respective stock ownership. Pursuant to the purchase and venture agreements, the Operating Partnership was obligated to contribute approximately $91,290 to GGP Ivanhoe II of which approximately $18,800 was contributed on June 30, 1998 and the remaining approximately $72,490 (less certain interest and other credits) was contributed in mid-July, 1998. The Operating Partnership's capital contributions were funded primarily from its line of credit facility as described in Note 6. GGP Ivanhoe II owns: the Landmark Mall in Alexandria, Virginia; the Mayfair Mall and adjacent office buildings in Wauwatosa, Wisconsin; the Meadows Mall in Las Vegas, Nevada; the Northgate Mall in Chattanooga, Tennessee; Oglethorpe Mall in Savannah, Georgia; and the Park City Center in Lancaster, Pennsylvania. The properties acquired will be managed by GGMI.

        The joint venture partner ("Ivanhoe") in GGP Ivanhoe II is an affiliate of the Operating Partnership's joint venture partner in GGP/Ivanhoe (described below). The Operating Partnership and Ivanhoe share in the profits and losses, cash flows and other matters relating to GGP Ivanhoe II in accordance with their respective ownership percentages except that certain major operating and capital decisions (as defined in the venture agreements) will require the approval of both partners. Accordingly, the Operating Partnership is accounting for GGP Ivanhoe II using the equity method.

        Additionally, the stockholders' agreement of GGP Ivanhoe II contains provisions regarding buy-sell rights of the Operating Partnership and Ivanhoe. The stockholders' agreement further provides that Ivanhoe has the right (exercisable on the fifth or seventh anniversary of the closing date) to require the Operating Partnership to acquire Ivanhoe's interest in GGP Ivanhoe II for a purchase price determined by reference to the then value of the GGP Ivanhoe II assets. If the Operating Partnership acquires Ivanhoe's interest, the consideration can be paid in cash, common stock of the Company, or a combination thereof.

        On September 17, 1997, GGP/Ivanhoe acquired both The Oaks Mall in Gainesville, Florida and Westroads Mall in Omaha, Nebraska. The purchase price for the two properties was approximately $206,000 of which $125,000 was financed through property level indebtedness. The Company owns 51% of the ownership interest in GGP/Ivanhoe. Ivanhoe, Inc. of Montreal, Quebec, Canada owns the remaining 49% ownership interest in GGP/Ivanhoe.


                                    14 of 30

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Dollars in thousands, except for per share amounts)

        On June 11, 1997, the Company acquired a 50% interest in Town East Mall, located in Mesquite, Texas for $56,500. The consideration included approximately $27,500 million in cash, the assumption of approximately $27,900 of mortgage indebtedness and the assumption of $1,100 in net current liabilities.


NOTE 5  GGMI
        On December 22, 1995, GGP Management, Inc. was formed to manage, lease, develop and operate enclosed malls. The Operating Partnership owned 100% of the non-voting preferred stock ownership interest in GGP Management, Inc. representing 95% of the equity interest. Key employees of the Company held the remaining 5% ownership interest therein, which interest was in the form of common stock which was entitled to all of the voting rights in GGP Management, Inc. In August 1996, GGP Management, Inc., acquired GGMI for approximately $51,500 by exchanging 1,555,855 newly issued shares of common stock of the Company and 453,791 Operating Partnership Units (contributed by the Operating Partnership) for 100% of the outstanding shares in GGMI. A loan of approximately $39,900 from the Operating Partnership to GGP Management, Inc. was used to purchase the Company's common stock used to acquire GGMI. The interest only loan bears interest at 14% and matures in 2016. Upon acquisition of GGMI, GGP Management, Inc. was merged into GGMI with GGMI as the surviving entity. The Operating Partnership currently holds all of the non-voting preferred stock ownership interest in GGMI representing 95% of the equity interest. Five key employees of the Company hold the remaining 5% equity interest through ownership of 100% of the common stock which is entitled to all voting rights in GGMI. GGMI cannot distribute funds until its available cash flow exceeds all accumulated preferred dividends owed to the preferred stockholder. Any dividends in excess of the preferred cumulative dividend are allocated 95% to the preferred stockholder and 5% to the common stockholders. GGMI may make principal payments on the Operating Partnership loan if it has sufficient cash flow. GGMI manages, leases, and performs various other services for the Wholly-Owned Centers, the Property Joint Ventures, GGP/Homart and other properties owned by unaffiliated parties.

        On June 16, 1997, GGMI acquired an office building in downtown Chicago, Illinois to be used as the new corporate headquarters for the Company. The office building has been completely upgraded and retrofitted to create class A office space. GGMI and Company personnel took initial occupancy of approximately 70% of the building in April of 1998.





                                    15 of 30

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Dollars in thousands, except for per share amounts)


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

        VARIABLE RATE DEBT
        MORTGAGE NOTE PAYABLE
        The mortgage note secured by the Eden Prairie Mall at June 30, 1998 is a non-recourse loan that bears interest at LIBOR (5.65% at June 30, 1998) plus 118 basis points and matures in December of 1998. The Company expects to retire this $16,743 obligation when due. The mortgage note is cross-collateralized with several GGP/Homart centers.

        ACQUISITION FINANCING
        The Company obtained in June, 1998 a loan of approximately $830,000 to acquire the MEPC portfolio as described in Note 4. The Company repaid approximately $217,000 of this loan on June 10, 1998 from the net proceeds of the public offering of the PIERS as described in Note 1. Subsequently, the Company, has fixed the annual interest rate with respect to approximately $550,000 of such loan at 6.7% per annum, with a maturity date of ten years and the remainder (approximately $63,000) bearing interest at the rate of 6.55% per annum, which rate will be adjusted monthly to equal LIBOR plus 0.9% and maturing June 1, 1999.
        The loan is secured by the MEPC Portfolio.

        CREDIT FACILITY
        The Company's $200,000 unsecured revolving credit facility bears interest at LIBOR plus 80 to 120 basis points depending upon the Company's leverage ratio and matures on July 31, 1999 excluding a one year extension option. The credit facility is subject to financial performance covenants including debt-to-market capitalization, minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") ratios and minimum equity values. On June 30, 1998 , the credit facility had an outstanding balance of $70,000.

        CONSTRUCTION LOANS AND LETTERS OF CREDIT
        Two construction loans were arranged in connection with the development of two regional malls. These recourse loans were repaid in 1997.





                                    16 of 30

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Dollars in thousands, except for per share amounts)



        As of June 30, 1998 and December 31, 1997, the Operating Partnership had outstanding letters of credit of $8,575 and $7,717, respectively, primarily in connection with special real estate assessments and insurance requirements.


NOTE 7  EXTRAORDINARY ITEMS
        The extraordinary items resulted from prepayment costs and unamortized deferred financing costs related to the early extinguishment of mortgage notes payable.


NOTE 8  DISTRIBUTIONS PAYABLE
        On June 23, 1998 the Company declared a cash distribution of $.47 per share that was paid on July 31, 1998 to stockholders of record on July 15, 1998, totaling $16,871. In addition, a distribution of $8,989 was paid to the limited partners of the Operating Partnership.

        On February 20, 1998, the Company declared a cash distribution of $.47 per share that was paid on April 30, 1998 to stockholders of record on April 16, 1998, totaling $16,864. In addition, a distribution of $8,756 was paid to the limited partners of the Operating Partnership.

        On December 16, 1997, the Company declared a cash distribution of $.45 per share that was paid on January 30, 1998, to stockholders of record on December 30, 1997, totaling $16,029. In addition, a distribution of $8,392 was paid to the limited partners of the Operating Partnership.


NOTE 9  MORTGAGE NOTE RECEIVABLE
        During 1998 the Company advanced $50,000 to an unaffiliated developer in the form of a mortgage loan (bearing interest at 10% per annum) collateralized by such developer's ownership interest in a regional shopping mall in Shreveport, Louisiana. At June 30, 1998 the excess of accrued interest receivable over the monthly payments by the borrower of $61 has been added to the loan balance. The Company expects this mortgage note and related interest due to be collected by the end of 1998.


NOTE 10 COMMITMENTS AND CONTINGENCIES
        In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties. In





                                    17 of 30

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Dollars in thousands, except for per share amounts)



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


NOTE 11  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         In June of 1997, the Financial Accounting Standards Board ("FASB") issued Statement No. 130, "Reporting Comprehensive Income" which the Company has adopted as of January 1, 1998. The Company has no significant items of other comprehensive income and therefore the adoption of this standard has not had an impact on its financial statements. In addition, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Pursuant to the requirements of Statement 131, the additional reporting and disclosure requirements will be reflected in the Company's 1998 annual report and, on a comparative basis, in the Company's 1999 interim reports.

         In March 1998, the Emerging Issues Task Force ("EITF") issued a consensus opinion entitled "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11"). EITF 97-11 was effective as of March 19, 1998 and provides that the internal costs of identifying and acquiring operating property should be expensed as incurred. The Company currently expects a nominal increase in expenses in future periods for such expenditures that were previously capitalized and reflected as property costs to be depreciated over the useful life of the property acquired.

         In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that the net unamortized balance of all start up costs and organizational costs be written off as a cumulative effect of a change in accounting principle and all future start-up costs and organizational costs be expensed. The Company has not completed its evaluation of the effects of the implementation of SOP 98-5, but as the Company does not believe it has a significant amount of such unamortized costs, the effect of adopting this statement in 1999 is not expected to be material.



                                    18 of 30

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Dollars in thousands, except for per share amounts)




         In May, 1998, the EITF issued a consensus opinion entitled "Accounting for Contingent Rent in Interim Financial Periods" ("EITF 98-9"). EITF 98-9 is effective as of May 21, 1998 and provides that rental income should be deferred in interim periods by the lessor if the triggering events that create contingent rent have not yet occurred. The Company had previously accrued, on an interim basis, percentage rents based on the prorated annual percentage rent estimated to be due from tenants. The Company, as provided by EITF 98-9, has prospectively adopted this consensus and will not record additional percentage rent in 1998 above amounts recognized in the three and six months ended June 30, 1998 ($2,580 and $5,013, respectively) until such triggering events occur. The effect of EITF 98-9 is not expected to be significant on annual financial results but, based upon the effective date of the consensus, adoption of the consensus will cause a shift in the Company's recognition, including amounts from the operations of GGP/Homart and the Property Joint Ventures, of percentage rent from interim quarters to the fourth quarter in 1998 and subsequent years.

         On June 1, 1998 the FASB issued a Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. As the Company does not currently have any investments in derivatives, the effect of adoption of the standard when effective is not expected to have any significant impact on the Company's financial statements.


NOTE 12  PRO FORMA FINANCIAL INFORMATION
         Due to the impact of the public offering of the PIERS in 1998 as described in Note 1 and the acquisitions during 1997 and 1998 described in Note 4, historical results of operations may not be indicative of future results of operations. The pro forma condensed consolidated statements of operations for the six months ended June 30, 1998 include adjustments for the public offering of the PIERS in 1998 and the acquisition of 100% of the eight operating properties in the MEPC Portfolio, Northbrook Court, Southwest Plaza and a 51% interest in the six operating properties owned by GGP Ivanhoe II as if such transactions occurred on January 1, 1998. The pro forma condensed consolidated statements of operations for the six months ended June 30, 1997 include adjustments for the public offering of the PIERS in 1998 and the acquisition of 100% of the ten operating properties in 1998 and 51% of GGP Ivanhoe II and adjustments for the acquisition of 100% of Market Place Shopping Center, Century Plaza and Southlake Mall, Eden Prairie, Valley Hills, a 51% interest in GGP/Ivanhoe and a 50% interest in Town East as if such transactions had occurred on January 1, 1997. The pro forma information is based upon the historical consolidated statements of operations and does not purport to present



                                    19 of 30

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Dollars in thousands, except for per share amounts)



         what actual results would have been had the offerings, acquisitions, and related transactions, in fact, occurred at the previously mentioned dates, or to project results for any future period.





                                    20 of 30

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Dollars in thousands, except for per share amounts)


                                                        SIX MONTHS ENDED                    SIX MONTHS ENDED
                                                            JUNE 30,                            JUNE 30,
                                                              1998                                1997
                                                       ------------------                  ------------------
Total Revenues:                                          $ 219,721                              210,698
                                                         =========                            =========

Expenses:
   Property operating                                       78,236                               78,559
   Management fees                                           2,253                                2,241
   Depreciation and amortization                            39,083                               37,628
                                                         ---------                            ---------
Total expenses                                             119,572                              118,428
                                                         ---------                            ---------

Operating income                                           100,149                               92,270
Interest expense, net                                      (63,924)                             (66,790)
Equity in net income/(loss) of unconsolidated affiliates
   GGP/Homart                                                8,336                                5,451
   Property Joint Ventures                                   1,524                                1,348
   General Growth Management, Inc.                          (7,563)                                 832

Minority interest in operating partnership                  (9,168)                              (8,049)
                                                         ---------                            ---------

Pro forma net income (a)                                 $  29,354                               25,062
Pro forma preferred stock dividends                        (12,234)                             (12,234)
                                                         ---------                            ---------
Pro forma net income available to common stockholders       17,120                               12,828
                                                         =========                            =========

Pro forma earnings per share - basic (b)                       .48                                  .42
                                                         =========                            =========
Pro forma earnings per share - diluted (b)                     .48                                  .42
                                                         =========                            =========

(a) The pro forma adjustments include management fee and depreciation modifications and adjustments to give effect to the public offering and acquisitions activity described above.
(b) Pro forma basic earnings per share are based upon weighted average common shares of 35,783,276 for 1998 and 30,784,649 for 1997. Pro forma diluted per share amounts are based on the weighted average common shares and the effect of dilutive securities (stock options) outstanding of 35,996,404 for 1998 and 30,880,409 for 1997.





                                    21 of 30

                        GENERAL GROWTH PROPERTIES, INC.


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

         Effective June 30, 1998, the Company together with the Operating Partnership owned 100% of the forty-five Wholly-Owned Centers, 51% of the stock of GGP/Ivanhoe, 50% of Quail Springs and Town East, 51% of the stock of GGP Ivanhoe II, 38.2% of the stock of GGP/Homart, and a non-voting preferred stock ownership interest (representing 95% of the equity interest) in GGMI (Note 5). GGP/Homart owns interests in twenty-three shopping centers, GGP/Ivanhoe owns interests in two shopping centers, and GGP Ivanhoe II owns interests in six shopping centers. Revenues are primarily derived from fixed minimum rents, percentage rents and recoveries of operating expenses from tenants. Inasmuch as the Company's financial statements reflect the use of the equity method to account for its investments in GGP/Homart, GGP/Ivanhoe, GGP Ivanhoe II, GGMI, Quail Springs and Town East, the discussion of results of operations below relates primarily to the revenues and expenses of the Wholly-Owned Centers. The Wholly-Owned Centers, the Homart Centers, GGP/Ivanhoe, GGP Ivanhoe II, Quail Springs and Town East are collectively known as the "Company Portfolio".

         The mall store and free standing store portions of the centers in the Company Portfolio which were not currently undergoing redevelopment on June 30, 1997 had an occupancy of approximately 83.8%. On June 30, 1998, the mall store and freestanding store portions of the centers in the Company Portfolio which are not currently undergoing redevelopment were approximately 86.7% occupied, which is an increase of 2.9% over 1997.

         Comparable mall store sales are sales of those tenants that were open the previous 12 months. Therefore, comparable mall store sales in the six months ended June 30, 1998 are of those tenants that were operating in the first and second quarter of 1997. Comparable mall store sales averaged $280 per square foot for the Company Portfolio in the first and second quarter of 1998. In the first and second quarter of 1998, total mall store sales for the Company Portfolio increased by 11% over the same period in 1997, and comparable mall store sales increased by 5.5% over 1997.

         The average mall store rent per square foot from leases that expired in the six months ended June 30, 1998 was $23.90. The Company Portfolio benefited from increasing rents inasmuch as the weighted average mall store rent per square foot on new and renewal leases executed during 1998 was $27.21 or $3.31 per square foot above the average for expiring leases.





                                    22 of 30

                        GENERAL GROWTH PROPERTIES, INC.


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


         RESULTS OF OPERATIONS OF THE COMPANY

         THREE MONTHS  ENDED JUNE 30, 1998  AND 1997

         Total revenues for the three months ended June 30, 1998 were $88.6 million, which represents an increase of $18.9 million or approximately 27.1% from $69.7 million in the three months ended June 30, 1997. Approximately $15.5 million or 82.0% of the increase is from acquisitions completed after June 30, 1997. Increased revenues at comparable properties (properties owned at all times during current and prior periods) accounted for the remaining $3.4 million or 18.0% of the increase. Minimum rent for the three months ended June 30, 1998 increased by $13.5 million or 31.8% from $42.5 million in the comparable period in 1997 to $56.0 million. The acquisition of properties generated a $9.5 million increase in minimum rents. Expansion space, specialty leasing and a combination of occupancy, rental charges and allowance reserve adjustments at the comparable centers accounted for the remaining increase in minimum rents. Tenant recoveries increased by $3.7 million or 15.7% from $23.5 million to $27.2 million for the three months ended June 30, 1998. Substantially all of the increase was generated by properties which were



                                    23 of 30

                        GENERAL GROWTH PROPERTIES, INC.


         recently acquired. For the three months ended June 30, 1998, percentage rents increased to $2.6 million from $1.6 million in 1997. Acquisitions contributed approximately $.3 million of the increase in percentage rent, with increased sales of tenants at comparable centers generating the remaining increase. Other revenues increased by approximately $.2 million or 16.7% to $1.4 million for the three months ended June 30, 1998 from $1.2 million in 1997, substantially all of which related to comparable centers.

         Total expenses, including depreciation and amortization, increased by approximately $6.9 million, from $37.4 million in the three months ended June 30, 1997 to $44.3 million in the three months ended June 30, 1998. For the three months ended June 30, 1998, property operating expenses increased by $2.0 million or 11.2% from $17.9 million in 1997 to $19.9 million in the first quarter of 1998, substantially all of which is attributable to new acquisitions. Depreciation and amortization increased by $3.1 million over the same period in 1997. Approximately $1.8 million of the increase in depreciation and amortization was generated at comparable centers. The remaining $1.3 million was from newly acquired properties. Management fees to affiliates and general and administrative expenses together were approximately $.3 million higher than in the three months ended June 30, 1997.

         Net interest expense for the three months ended June 30, 1998 was $23.1 million, an increase of $5.3 million or 29.8% from $17.8 million in the three months ended June 30, 1997. The acquisition of new properties was responsible for substantially all of such increase.

         Equity in net income of unconsolidated affiliates in the three months ended June 30, 1998 increased by approximately $2.6 million to $5.9 million in 1998, from $3.3 million in the three months ended June 30, 1997. The Company's equity in the earnings of GGP/Homart increased approximately $3.0 million, primarily due to the gain recognized by GGP/Homart on its May, 1998 sale of its interest in the Rolling Oaks Mall in San Antonio, Texas. The Company's ownership interest in GGMI resulted in a decrease of $.7 million, primarily due to lower fee income from management and development activities in 1998. Property Joint Ventures (see Note 1) accounted for an increase of approximately $.3 million due primarily to the acquisitions of the Town East Mall and the two malls by GGP/Ivanhoe in 1997 as described more fully in
         Note 4.


                                    24 of 30

                        GENERAL GROWTH PROPERTIES, INC.


         SIX MONTHS  ENDED JUNE 30, 1998  AND 1997

         Total revenues for the six months ended June 30, 1998 were $169.0 million, which represents an increase of $34.0 million or approximately 25.2% from $135.0 million in the six months ended June 30, 1997. Approximately $24.7 million or 72.6% of the increase is from acquisitions completed during 1997 and 1998. Increased revenues at comparable properties (properties owned at all times during current and prior periods) accounted for the remaining $9.3 million or 27.4% of the increase. Minimum rent for the six months ended June 30, 1998 increased by $24.9 million or 30.5% from $81.6 million in 1997 to $106.5 million. The acquisition of properties generated a $15.0 million increase in minimum rents. Expansion space, specialty leasing and a combination of occupancy, rental charges and allowance reserve adjustments at the comparable centers accounted for the remaining increase in minimum rents. Tenant recoveries increased by $7.7 million or 17.0% from $45.2 million to $52.9 million for the six months ended June 30, 1998. Approximately $2.5 million of the increase is attributable to higher recoverable operating expenses at the comparable malls. The remaining $5.2 million increase was generated by properties which were recently acquired. For the six months ended June 30, 1998, overage rents increased to $5.0 million from $3.6 million in 1997. Acquisitions contributed $.8 million of the $1.4 million increase in overage rent. Other revenues decreased by approximately $.4 million or 14.3% to $2.4 million for the six months ended June 30, 1998 from $2.8 million in 1997, substantially all of which related to comparable centers.

         Total expenses, including depreciation and amortization, increased by approximately $16.5 million, from $72.3 million in the six months ended June 30, 1997 to $88.8 million in the six months ended June 30, 1998. For the six months ended June 30, 1998, property operating expenses increased by $7.5 million or 21.7% from $34.6 million in 1997 to $42.1 million in the first quarter of 1998. Of this increase, recent acquisitions accounted for $5.6 million, while higher recoverable operating costs at comparable centers contributed the remaining $1.9 million. Depreciation and amortization increased by $5.9 million over the same period in 1997. Approximately $2.6 million of the $5.9 million increase in depreciation and amortization was generated at comparable centers. The remaining $3.3 million was from newly acquired properties. Management fees to affiliates and general and administrative expenses together were approximately $.7 million higher than in the six months ended June 30, 1997.

         Net interest expense for the six months ended June 30, 1998 was $40.9 million, an increase of $7.7 million or 23.2% from $33.2 million in the six months ended June 30, 1997, substantially all due to indebtedness incurred in connection with the acquisition of new properties in 1997 and 1998.

         Equity in net income of unconsolidated affiliates in the six months ended June 30, 1998 decreased by approximately $4.5 million to $.7 million in 1998, from $5.2 million in the six months ended June 30, 1997. The Company's ownership interest in GGMI resulted in a decrease of $8.4 million, primarily due to the write-off of certain





                                    25 of 30

                        GENERAL GROWTH PROPERTIES, INC.

         unamortized third-party management contract costs recorded at the acquisition of GGMI which relates to contracts terminated in the first quarter of 1998. The Company's equity in the earnings of GGP/Homart increased approximately $2.9 million, primarily due to the gain recognized by GGP/Homart on its May, 1998 sale of its interest in the Rolling Oaks Mall in San Antonio, Texas. Property Joint Ventures (see
         Note 1) accounted for an increase of approximately $1.0 million due primarily to the acquisitions of the Town East Mall and the two malls by GGP/Ivanhoe in 1997 as described more fully in Note 4.


         LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

         The Company uses operating cash flow as the principal source of funding for recurring capital expenditures such as tenant construction allowances and minor improvements made to individual properties that are not recoverable through common area maintenance charges to tenants. Funding alternatives for acquisitions, new development, expansions and major renovation programs at individual centers include construction loans, mini-permanent loans, long-term project financing, additional property level or Company level equity investments, unsecured Company level debt or secured loans collateralized by individual shopping centers. The Company established a $200 million unsecured credit facility in August of 1997. This facility provided all of the funds necessary to complete the development of Coralville Mall in Iowa City, Iowa and is expected to provide the funds to complete the mall under development in Grand Rapids, Michigan and to fund certain other non-recurring capital expenditures or expansions that are currently under construction or being contemplated and/or evaluated. The Company acquired Southwest Plaza in Denver, Colorado in April 1998 and Northbrook Court in Northbrook (Chicago), Illinois in May 1998 and two portfolios of malls in June 1998 as more fully described in Note 4. In addition, the Company acquired the Altamonte Mall in Altamonte Springs (Orlando), Florida in July 1998 as also described in Note 4. As more fully described in Notes 4 and 6, such acquisitions were funded by cash and cash equivalents on hand, short and long term debt financing, issuance of additional Units, joint venture contributions and a public offering of convertible preferred stock, as described in Note 1.

         Net cash provided by operating activities was $6.6 million in the first six months of 1998, an increase of $29.2 million from $37.7 million in the same period in 1997. Net income before allocations to the minority interest decreased $52.9 million which was represented primarily by the $58.6 million gain on the partial sale of CenterMark recognized in 1997. The other significant change in cash provided by operating activities was a $6.6 million increase in cash flows from operating activities related to accounts payable and accrued expenses in 1998.


         Net cash used by investing activities was $1,022 million in 1998 compared to $67 million of cash used in 1997. Cash flow from investing activities was impacted by acquisitions (including liabilities assumed at acquisition), development and improvements to real estate properties, which caused a decrease in cash of




                                    26 of 30

                        GENERAL GROWTH PROPERTIES, INC.


         approximately $923.8 million in 1998. The Company advanced $50 million in 1998 to an unaffiliated borrower. The Company has an option in 1998 to acquire the underlying asset collateralizing this mortgage note receivable. The proceeds from the sale of CenterMark provided funds of $130.5 million in 1997. No such sale proceeds were realized in 1998.

         Financing activities contributed cash of $959.4 million in 1998, compared to a source of cash of $19.4 million in 1997. As described in Note 1, the Company completed a public offering of preferred stock in June, 1998. This public offering resulted in net proceeds of approximately $322.6 million which was primarily used to reduce acquisition related financing and amounts drawn on the Company's line of credit. Such payments are reflected in the increase in the use of cash for financing activities for principal payments on mortgage notes and other debt in 1998 as compared to 1997. An additional major contributing factor of cash from financing activity is financing from mortgages and acquisition debt which had a positive impact of $1,141 million in 1998 versus approximately $187.5 million in 1997. The additional financing was used to fund the acquisitions and redevelopment of real estate that was discussed above. The remaining use of cash was primarily accounted for by increased distributions paid during the first six months of 1998.

         In order to remain qualified as a real estate investment trust for federal income tax purposes, the Company must distribute 100% of capital gains and at least 95% of its ordinary taxable income to stockholders. The following factors, among others, will affect operating cash flow and, accordingly, influence the decisions of the Board of Directors regarding distributions: (i) scheduled increases in base rents of existing leases; (ii) changes in minimum base rents and/or percentage rents attributable to replacement of existing leases with new or renewal leases; (iii) changes in occupancy rates at existing centers and procurement of leases for newly developed centers; and (iv) the Company's share of operating cash flow generated by GGMI, the Property Joint Ventures, GGP/Homart and distributions therefrom, less oversight costs and debt service on additional loans that were incurred to finance a portion of the cash purchase price for GGP/Homart's stock and other recent company acquisitions. The Company anticipates that its operating cash flow, and potential new debt or equity from future offerings, new financings or refinancings will provide adequate liquidity to conduct its operations, fund general and administrative expenses, fund operating costs and interest payments and allow distributions to the Company's preferred and common stockholders in accordance with the requirements of the Internal Revenue Code of 1986, as amended, for continued qualification as a real estate investment trust and to avoid any Company level federal income or excise tax.

         RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

         As more fully described in Note 11, the FASB, EITF and the AICPA have issued certain statements which are effective for the current or subsequent year. The Company does not expect a significant impact on its annual reported operations due to the application of such new statements.



                                    27 of 30

                        GENERAL GROWTH PROPERTIES, INC.


         YEAR 2000 COMPLIANCE

         The Company recently upgraded its major information systems including the database and accounting software which is Year 2000 compliant.
         The Company is in the process of evaluating several other smaller systems (time keeping systems, elevators, etc.) to verify that they are compliant. If these systems are not Year 2000 compliant, the appropriate upgrades will be purchased. The cost of any upgrades that may be required are not anticipated to be significant. In addition, the Company is communicating with its customers, suppliers and service providers to determine whether they are actively involved in projects to ensure that their products and business systems will be Year 2000 compliant. The Company is not aware of any significant Year 2000 issues involving its customers, suppliers or service providers.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Not applicable

                           PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (a) In the second quarter of 1998 and in conjunction with the issuance of the PIERS as described below and in Note 1 of the Notes to Consolidated Financial Statements of the Company, the Agreement of Limited Partnership of the Operating Partnership was amended to enable the Operating Partnership to issue to the Company preferred units of partnership interest which have rights, preferences and other privileges that mirror those of the PIERS. The Operating Partnership is required to make all required distributions to the holders of the preferred units prior to making any distribution of cash or assets to the holders of Units.

        (b) In June, 1998 the Company issued 13,500,000 Depository Shares, each representing 1/40 of a share of the PIERS issued by the Company as more fully described in Note 1, which description is hereby incorporated herein by reference. Holders of PIERS have certain preferences with respect to the receipt of dividends and amounts payable upon liquidation of the Company over the holders of common stock of the Company. The Company is therefore prohibited from making any distributions to holders of common stock unless all required payments with respect to the PIERS have been made.





                                    28 of 30

                        GENERAL GROWTH PROPERTIES, INC.



ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         At its Annual Meeting of Stockholders held on May 14, 1998, the stockholders voted upon the re-election of John Bucksbaum, Anthony Downs and A. Lorne Weil as Directors, the adoption of the 1998 Incentive Stock Plan and the ratification of the reappointment of Pricewaterhouse Coopers LLP as Independent Auditors. A total of 35,736,572 shares were eligible to vote on each matter presented at the Annual Meeting, which were approved by the following votes of stockholders:



                                                   NUMBER OF        NUMBER OF
                MATTER                             SHARES FOR     SHARES AGAINST    ABSTAIN
---------------------------------------------------------------------------------------------
1. (a) Re-elect John Bucksbaum                     18,403,504        107,462            ---
   (b) Re-elect Anthony Downs                      18,403,504        107,462            ---
   (c) Re-elect A. Lorne Weil                      18,403,504        107,462            ---
2. Approve the 1998 Incentive Stock Plan           14,766,422      3,644,692         89,852
3. Re-appointment of Pricewaterhouse
Coopers LLP as Independent Auditors                18,456,967         23,140         30,858


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits - See Exhibit Index
        (b) Reports on Form 8-K

        The following reports on Form 8-K have been filed by the Company during the quarter covered by this report:

        1. Current report on Form 8-K dated May 20, 1998 as amended by Form 8-K/A dated June 2, 1998 describing under Item 2 the acquisition of Southwest Plaza and Northbrook Court and Financial Statements and containing financial statements and pro forma information concerning the recent acquisitions of the Company.

        2. Current report on Form 8-K dated June 4, 1998 describing under Item 5 the public offering of the PIERS preferred stock underwriting. No financial statements were filed therewith.

        3. Current report on Form 8-K dated June 17, 1998 describing under Item 2 the acquisition of the MEPC Portfolio. The report incorporated by reference the financial statements and pro forma information filed in the Company's 8-K/A dated June 2, 1998.





                                    29 of 30

                        GENERAL GROWTH PROPERTIES, INC.


                                   SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              GENERAL GROWTH PROPERTIES, INC.
                                                       (Registrant)



Date:  August 12, 1998                        by:  /s/:   Bernard Freibaum
                                                 -------------------------------
                                                 Bernard Freibaum
                                                 Executive Vice President and
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)





                                    30 of 30

                        GENERAL GROWTH PROPERTIES, INC.





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

     2(g) Contribution Agreement dated December 6, 1996, between Forbes/Cohen Properties, a Michigan general partnership, and GGP Limited Partnership, a Delaware limited partnership.(2)

     2(h) Contribution Agreement dated December 6, 1996, between Lakeview Square Associates, a Michigan general partnership, and GGP Limited Partnership, a Delaware limited partnership.(2)

     2(i) Contribution Agreement dated December 6, 1996, between Jackson Properties, a Michigan general partnership, and GGP limited Partnership, a Delaware limited partnership.(2)

     2(j) Sale and Contribution Agreement dated June 19, 1997, between CA Southlake Investors, Ltd., a Georgia limited partnership, and GGP Limited Partnership, a Delaware limited partnership.(10)

     2(k) Contribution Agreement dated June 10, 1997, among Atlantic Freeholds II, a Nevada general partnership, Town East Mall, L.P., a Delaware limited partnership, and Town East Mall Partnership, a Texas general partnership.(10)

                        GENERAL GROWTH PROPERTIES, INC.


     2(l) Purchase and Sale Agreement dated as of March 22, 1997, between Century Plaza Co., an Alabama general partnership, and Century Plaza L.L.C., a Delaware limited liability company.(10)

     2(m) Real Estate Purchase Agreement dated March 12, 1997, between Champaign Venture, an Illinois general partnership, and Champaign Market Place L.L.C., a Delaware limited liability company. (10)

     2(n) Stock Purchase Agreement dated as of April 17, 1998 and amended June 2, 1998, among MEPC PLC, MEPC North American Properties Limited, U.K.-American Holdings Limited and GGP Limited Partnership. (16)

     2(o) Purchase and Sale Agreement dated May 8, 1998, among Grosvenor International Limited, P.I.C. Investments, Northbrook Court I L.L.C. and Northbrook Court II L.L.C. (17)

     2(p) Merger Agreement dated May 14, 1998, among GGP Limited Partnership, GGP Acquisition L.L.C. and U.S. Prime Property, Inc. (17)

     2(q) Sale and Contribution Agreement dated April 2, 1998, between Southwest Properties Venture and GGP Limited Partnership. (18)

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

     3(c) Amendment to Amended and Restated Certificate of Incorporation of the Company filed on December 21, 1995.(11)

     3(d) Amendment to Amended and Restated Certificate of Incorporation of the Company filed on May 20, 1997.(15)

     3(e) Bylaws of the Company.(5)

     3(f) Amendment to Bylaws of the Company.(5)

     4(a) Redemption Rights Agreement, dated July 13, 1995, by and among GGP Limited Partnership, General Growth Properties, Inc. and the persons listed on the signature pages thereof.(8)

                        GENERAL GROWTH PROPERTIES, INC.


     4(b) Redemption Rights Agreement dated December 6, 1996, among GGP Limited Partnership, a Delaware corporation, Forbes/Cohen Properties, a Michigan general partnership, Lakeview Square Associates, a Michigan general partnership, and Jackson Properties, a Michigan general partnership.(2)

     4(c) Redemption Rights Agreement, dated June 19, 1997, among GGP Limited Partnership, a Delaware limited partnership, General Growth Properties, Inc., a Delaware corporation, and CA Southlake Investors, Ltd., a Georgia limited partnership.(13)

     4(d) Redemption Rights Agreement dated October 23, 1997, among GGPI, GGPL and Peter Leibowits.(15)

     4(e) Form of Indenture.(12)

     4(f) Certificate of Designations, Preferences and Rights of 7.25% Preferred Equity Redeemable Stock, Series A. (20)

     4(g) Redemption Rights Agreement dated April 2, 1998, among GGP Limited Partnership, General Growth Properties, Inc. and Southwest Properties Venture.
(17)

     4(h) Indenture and Servicing Agreement dated as of November 25, 1997, among the Issuers named therein, LaSalle National Bank, as Trustee, and Midland Loan Services, L.P., as Servicer (the "Indenture Agreement"). (18)

     4(i) Form of Note pursuant to the Indenture Agreement. (18)

     4(j) Mortgage, Deed of Trust, Security Agreement, Assignment of Leases and Rents, Fixture Filing and Financing Statement, date and effective as of November 25, 1997, among the Issuers, the Trustee and the Deed Trustees named therein.
(18)

     10(a) Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership. (19)

     10(b) Rights Agreement between the Company and the Limited Partners of the Operating Partnership.(6)

     10(c) Real Estate Management Agreement dated July 1, 1996, between General Growth Management, Inc. and GGP Limited Partnership.(13)

     10(d)* General Growth Properties, Inc. 1993 Stock Incentive Plan, as amended.(14)

                        GENERAL GROWTH PROPERTIES, INC.


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

     10(j) Form of Incidental Registration Rights Agreement between the Company, Equitable, Frank Russell and Wells Fargo.(3)

     10(k) Form of Letter Agreements restricting sale of certain shares of Common Stock.(3)

     10(l)* Letter Agreement dated October 14, 1993, between the Company and Bernard Freibaum.(6)

     10(m)* Form of Option Agreement between the Company and certain Executive Officers.(13)



(*)  A compensatory plan or arrangement required to be filed.


     27 Financial Data Schedule


================================================================================

     (1) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated January 5, 1996.

     (2) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated January 3, 1996.

     (3) Previously filed as an exhibit to the Company's Registration Statement on Form S-11 (No. 33-56640), incorporated herein by reference.

                        GENERAL GROWTH PROPERTIES, INC.



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

     (16) Previously filed as an exhibit to the Company's current report on Form 8K dated June 17, 1998.

     (17) Previously filed as an exhibit to the Company's current report on Form 8K dated May 26, 1998.

     (18) Previously filed as an exhibit to the Company's current report on Form 8K/A dated June 2, 1998.

     (19) Previously filed as an exhibit to the Company's current report on Form 10-Q dated May 14, as amended May 21, 1998.

     (20) Previously filed as an exhibit to the Company's current report on Form 8-K dated August 7, 1998.