Form 10-Q
period 1998-09-30
GENERAL GROWTH PROPERTIES INC
filed 1998-11-12
CIK 895648

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1998


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


                      110 N. Wacker Dr., Chicago, IL 60606
               (Address of principal executive offices, Zip Code)
               --------------------------------------------------

                                 (312) 960-5000
                                 --------------
              (Registrant's telephone number, including area code)

                                       N/A
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

The number of shares of Common Stock, $.10 par value, outstanding on November 12, 1998 was 35,902,572.

                         GENERAL GROWTH PROPERTIES, INC.

                                      INDEX

                                                                                                   PAGE
                                                                                                  NUMBER
                                                                                                  ------
PART I   FINANCIAL INFORMATION
         Item 1:  Financial Statements
              Consolidated Balance Sheets
              as of September 30, 1998 and December 31, 1997.......................................   3

              Consolidated Statements of Operations for the three and nine
              months ended September 30, 1998 and 1997............................................    4

              Consolidated Statements of Cash Flows
              for the nine months ended September 30, 1998 and 1997...............................    5

              Notes to Consolidated Financial Statements...........................................   6

         Item 2:  Management's Discussion and Analysis of
              Financial Condition and Results of Operations........................................  24

               Liquidity and Capital Resources of the Company......................................  28

         Item 3:  Quantitative and Qualitative Disclosures about Market Risk.......................  32


PART II  OTHER INFORMATION.

         Item 6:  Exhibits and Reports on Form 8-K.................................................  32

         SIGNATURES................................................................................  33




                                     2 of 33

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                         GENERAL GROWTH PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1998 AND DECEMBER 31, 1997
                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)


                                     ASSETS
                                                                                SEPTEMBER 30, 1998    DECEMBER 31, 1997
                                                                                ------------------    -----------------
Investment in Real Estate:
       Land                                                                         $   364,562             194,131
       Buildings and equipment                                                        3,150,233           1,601,351
       Less accumulated depreciation                                                   (280,699)           (233,295)
       Developments in progress                                                          65,920              68,003
                                                                                    -----------           ---------
           Net property and equipment                                                 3,300,016           1,630,190
       Investment in GGP/Homart                                                         197,769             203,142
       Investment in Property Joint Ventures                                            184,205              90,624
                                                                                    -----------           ---------
           Net Investment In Real Estate                                              3,681,990           1,923,956
Cash and cash equivalents                                                                26,176              25,898
Tenant accounts receivable, net                                                          55,228              34,849
Deferred expenses, net                                                                   56,961              42,343
Investment in and note receivable from
   General Growth Management, Inc.                                                       91,515              61,588
Prepaid expenses and other assets                                                        15,498               9,085
                                                                                    -----------           ---------
                                                                                    $ 3,927,368           2,097,719
                                                                                    ===========           =========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage notes and other debts payable                                              $ 2,513,387           1,275,785
Distributions payable                                                                    34,748              24,421
Accounts payable and accrued expenses                                                   157,442              36,540
                                                                                    -----------           ---------
                                                                                      2,705,577           1,336,746
                                                                                    -----------           ---------
Minority interest in Operating Partnership                                              344,858             262,468
                                                                                    -----------           ---------
Commitments and contingencies
Convertible Preferred Stock, $1,000 liquidation value; 5,000,000 shares authorized; 337,500 and none issued and outstanding at September 30, 1998 and
  December 31, 1997, respectively                                                       337,500                --
                                                                                    -----------           ---------

Stockholders' Equity:
     Common stock; $0.10 par value; 210,000,000 shares authorized; 35,902,572 shares issued and outstanding at September 30, 1998 and 35,769,454 shares issued and 35,634,977 outstanding at
       December 31, 1997, respectively                                                    3,590               3,577
     Additional paid-in capital                                                         794,637             738,630
     Retained earnings (deficit)                                                       (255,630)           (239,139)
     Treasury stock, at cost; none and 134,477 shares held at
       September 30, 1998 and December 31, 1997, respectively                              --                (4,563)
     Notes receivable - common stock purchase                                            (3,164)               --
                                                                                    -----------           ---------
     Total Stockholders' Equity                                                         539,433             498,505
                                                                                    -----------           ---------
                                                                                    $ 3,927,368           2,097,719
                                                                                    ===========           =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                    3 of 33

                         GENERAL GROWTH PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)


                                                              THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                 SEPTEMBER 30,             SEPTEMBER 30,
                                                              1998         1997         1998         1997
                                                            ---------    ---------    ---------    ---------
Revenues:
       Minimum rents                                        $  71,863       43,405      178,382      125,068
       Tenant recoveries                                       37,148       25,067       90,000       70,220
       Percentage rents                                         1,160        2,197        6,173        5,855
       Other                                                    1,633        1,820        4,004        4,610
       Fee Income                                               1,251        1,710        3,561        3,468
                                                            ---------    ---------    ---------    ---------
           Total Revenues                                     113,055       74,199      282,120      209,221
                                                            ---------    ---------    ---------    ---------

Expenses:
       Real Estate taxes                                        9,903        5,732       22,804       15,476
       Management fee to affiliate                              1,188          875        3,048        2,441
       Property operating                                      28,246       19,303       70,303       53,899
       Provision for doubtful accounts                            361          795        1,090        2,357
       General and Administrative                                 972          807        3,117        2,509
       Depreciation and amortization                           23,490       12,661       52,587       35,836
                                                            ---------    ---------    ---------    ---------
           Total Expenses                                      64,160       40,173      152,949      112,518
                                                            ---------    ---------    ---------    ---------
           Operating Income                                    48,895       34,026      129,171       96,703

Interest expense, net                                         (29,536)     (18,318)     (70,507)     (51,542)
Equity in net income/(loss) of unconsolidated affiliates:
       GGP/Homart                                               2,834        7,272       11,170       12,723
       Property Joint Ventures                                  3,302          444        4,936        1,082
       General Growth Management, Inc.                           (100)       1,016       (9,360)         145
Net gain on sales                                                --           --           --         58,647
                                                            ---------    ---------    ---------    ---------
Income before extraordinary item & allocation to               25,395       24,440       65,410      117,758
  minority interest
Income allocated to minority interest                          (7,355)      (8,458)     (20,774)     (42,696)
                                                            ---------    ---------    ---------    ---------
Income before extraordinary item                            $  18,040       15,982       44,636       75,062
Extraordinary Item (a)                                           --           (695)        --         (1,072)
                                                            ---------    ---------    ---------    ---------
       Net Income                                           $  18,040       15,287       44,636       73,990
                                                            ---------    ---------    ---------    ---------
Convertible Preferred Stock Dividends                          (6,117)        --         (7,316)        --
                                                            ---------    ---------    ---------    ---------
       Net income available to common stockholders          $  11,923       15,287       37,320       73,990
                                                            =========    =========    =========    =========
Earnings before extraordinary item per share-basic          $    0.33         0.48         1.04         2.37
                                                            =========    =========    =========    =========
Earnings before extraordinary item per share-diluted        $    0.33         0.48         1.04         2.36
                                                            =========    =========    =========    =========
Net earnings per share - basic                              $    0.33         0.46         1.04         2.34
                                                            =========    =========    =========    =========
Net earnings per share - diluted                            $    0.33         0.46         1.04         2.33
                                                            =========    =========    =========    =========
Distributions declared per share                            $    0.47         0.45         1.41         1.35
                                                            =========    =========    =========    =========
Weighted average common shares
   outstanding - basic (in thousands)                          35,899       33,219       35,822       31,606
                                                            =========    =========    =========    =========
Weighted average common shares
   outstanding - diluted (in thousands)                        35,990       33,279       36,022       31,761
                                                            =========    =========    =========    =========

(a)  Charges related to early retirement of debt.



                 The accompanying notes are an integral part of
                    these consolidated financial statements.



                                    4 of 33

                         GENERAL GROWTH PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)


                                                                                          NINE MONTHS ENDED
                                                                                            SEPTEMBER 30,
                                                                                        1998             1997
                                                                                     -----------      ----------
Cash flows from operating activities:
     Net Income                                                                      $    44,636         73,990
Adjustments to reconcile net income to net cash provided by operating activities:
     Minority interest                                                                    20,774         42,696
     Net gain on sales                                                                      --          (58,647)
     Extraordinary items - related to early retirement of debt                              --            1,072
     Equity in net income of unconsolidated affiliates                                    (6,746)       (13,950)
     Provision for doubtful accounts                                                       1,090          2,357
     Depreciation                                                                         47,403         33,041
     Amortization                                                                          5,184          2,795
Net Changes:
     Tenant accounts receivable                                                          (21,469)        (6,777)
     Prepaid expenses and other assets                                                    (6,413)       (35,680)
     Accounts payable and accrued expenses                                                28,188        (15,905)
                                                                                     -----------    -----------
         Net cash provided by (used in) operating activities                             112,647         24,992
                                                                                     -----------    -----------

Cash flows from investing activities:
     Acquisition/development of real estate and improvements
       and additions to properties                                                    (1,294,729)      (170,920)
     Increase in investments in property joint ventures                                  (92,050)       (83,464)
     Change in notes receivable from General Growth Management, Inc.                     (35,653)       (23,796)
     Proceeds received from sale of CenterMark stock                                        --          130,500
     Distributions received from GGP/Homart stock                                         16,544         15,572
     Distributions received from property joint ventures                                   3,405           --
     Increase in deferred expenses                                                       (17,359)        (5,764)
                                                                                     -----------    -----------
         Net cash provided by (used in) investing activities                          (1,419,842)      (137,872)
                                                                                     -----------    -----------

Cash flows from financing activities:
     Cash distributions paid to common stockholders                                      (49,764)       (40,941)
     Cash distributions paid to minority interest                                        (26,137)       (23,667)
     Proceeds from exercised options                                                        --              249
     Proceeds of preferred stock issuance, net of issuance costs                         322,755           --
     Proceeds of common stock issuance, net of issuance costs                               --          166,293
     Proceeds from issuance of mortgage / other notes payable                          1,670,638        331,526
     Principal payments on mortgage notes and other debt payable                        (606,559)      (324,941)
     Purchase of treasury stock                                                           (1,136)        (3,114)
     Capital contribution from minority interest                                             119           --
     Prepayment penalty on early retirement of debt                                         --           (1,072)
     Increase in deferred financing costs                                                 (2,443)        (1,279)
                                                                                     -----------    -----------
         Net cash provided by (used in) financing activities                           1,307,473        103,054
                                                                                     -----------    -----------

Net change in cash and cash equivalents                                                      278         (9,826)
Cash and cash equivalents at beginning of year                                            25,898         15,947
                                                                                     -----------    -----------
Cash and cash equivalents at end of period                                           $    26,176          6,121
                                                                                     ===========    ===========
Supplemental disclosure of cash flow information:
     Interest paid                                                                   $    89,864         60,836
     Interest capitalized                                                            $     9,087          3,883
                                                                                     -----------    -----------

Non-cash investing activities:
     Operating partnership units exchanged for treasury stock                        $     1,875           --
     Debt and other liabilities assumed as consideration to seller
       for purchase of real estate                                                       262,816         61,863
     Notes receivable issued for exercised stock options                                   3,164           --
     Partnership units and common stock issued as consideration for purchase
       of real estate                                                                    159,685         11,490



                 The accompanying notes are an integral part of
                    these consolidated financial statements


                                    5 of 33

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

              During June 1998, the Company completed a public offering of 13,500,000 depositary shares (the "Depositary Shares"), each representing 1/40 of a share of 7.25% Preferred Income Equity Redeemable Stock, Series A, par value $100 per share ("PIERS"), of the Company. The Company received proceeds of approximately $322,755 net of approximately $14,745 of issuance costs, which were utilized to fund certain of the acquisitions described in
              Note 4 and for other working capital needs.

              Each owner of a Depositary Share is entitled to its pro rata share of all the rights and preferences of the PIERS represented thereby. The PIERS are convertible at any time, at the option of the holder, into shares of common stock of the Company at the conversion price of $39.70 per share of common stock. In addition, the PIERS have a preference on liquidation of the Company equal to $1,000 per PIERS (equivalent to $25.00 per Depositary Share), plus accrued and unpaid dividends, if any, to the liquidation date. The PIERS and the Depositary Shares are subject to mandatory redemption by the Company on July 15, 2008 at a price of $1,000 per PIERS, plus accrued and unpaid dividends, if any, to the redemption date. Accordingly, the PIERS have been reflected in the accompanying financial statements at such liquidation or redemption value.

                                    6 of 33

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Dollars in thousands, except for per share amounts)

              OPERATING PARTNERSHIP
              The Operating Partnership commenced operations on April 15, 1993 and as of September 30, 1998, the Company together with the Operating Partnership owned 100% of forty-nine enclosed regional shopping centers (the "Wholly-Owned Centers"); 51% of GGP/Ivanhoe, Inc. ("GGP/Ivanhoe"), 50% of Quail Springs and Town East and 51% of GGP Ivanhoe III, Inc. ("GGP Ivanhoe III") (collectively the "Property Joint Ventures") (see Note 4); 38.2% of the stock of GGP/Homart, Inc. ("GGP/Homart") (see Note 3) and a 95% non-voting preferred stock interest in General Growth Management, Inc. ("GGMI") (see Note 5). As of such date, GGP/Homart owned interests in twenty-three shopping centers (the "Homart Centers"), GGP/Ivanhoe owned 100% of The Oaks Mall and the Westroads Mall, and GGP Ivanhoe III (through a wholly owned subsidiary) owned 100% of six shopping centers.

              As of September 30, 1998, the Company owned an approximate 61% general partnership interest in the Operating Partnership (excluding its preferred units of partnership interest as discussed below). The remaining approximate 39% minority interest in the Operating Partnership is held by limited partners that include trusts for the benefit of the families of the original stockholders who initially owned and controlled the Company and subsequent contributors of properties to the Company. These minority interests are represented by units of limited partnership interest in the Operating Partnership (the "Units"). The Units can be exchanged, with certain restrictions, for shares of the Company's common stock on a one-for-one basis. Certain Units owned by or for the benefit of certain officers and directors of the Company and their families can be exchanged for cash, at the Company's election, if such persons own, in the aggregate, 25% or more of the outstanding common stock of the Company at the time of the exchange. The holders of the Units also share equally with the Company's stockholders on a per share basis in any distributions by the Operating Partnership.

              In connection with the issuance of the Depository Shares and in order to enable the Company to comply with its obligations in respect to the PIERS, the Operating Partnership Agreement was amended to provide for the issuance to the Company of preferred units of partnership interest (the "Preferred Units") which have rights, preferences and other privileges, including distribution, liquidation, conversion and redemption rights, that mirror those of the PIERS. Accordingly, the Operating Partnership will be


                                    7 of 33

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Dollars in thousands, except for per share amounts)


              required to make all required distributions on the Preferred Units prior to any distribution of cash or assets to the holders of the Units. At September 30, 1998, 100% of the Preferred Units of the Operating Partnership (337,500) were owned by the Company.

              BASIS OF PRESENTATION
              The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership consisting of the forty-nine centers and the unconsolidated investments in GGP/Homart, GGMI, GGP/Ivanhoe, Quail Springs Mall, Town East Mall and GGP Ivanhoe III. All significant intercompany balances and transactions have been eliminated.

              In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1998 and the results of operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997 have been included.

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

              Basic per share amounts are based on the weighted average of common shares outstanding of 35,822,027 for 1998 and 31,605,784 for 1997. Diluted per share amounts are based on the total number of weighted average common shares and dilutive securities (stock options) outstanding of 36,022,161 for 1998 and 31,761,051 for 1997. The effect of the issuance of the PIERS is anti-dilutive with respect to the Company's calculation of diluted earnings per share for the three and nine months ended September 30, 1998 and therefore has been excluded as specified by Statement 128. The outstanding Units have been excluded from the diluted earnings per share



                                    8 of 33

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Dollars in thousands, except for per share amounts)


              calculation as there would be no effect on the amounts since the minority interests' share of income would also be added back to net income.

              NOTES RECEIVABLE - COMMON STOCK PURCHASE In April, May and September, 1998 certain officers of the Company issued to the Company an aggregate of $3,164 of notes in connection with their exercise of options to purchase an aggregate of 166,000 shares of the Company's common stock. The notes, which bear interest at the rate of 6.25% per annum, are collateralized by the shares of common stock issued upon exercise of such options, provide for quarterly payments of interest and are payable to the Company on demand.

              The following are the reconciliations of the numerators and denominators of the basic and diluted EPS.

                                                                 THREE MONTHS ENDED                 NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                     SEPTEMBER 30,
                                                                1998           1997             1998             1997
Numerators:
Income before extraordinary item                             $ 18,040         15,982            44,636          75,062
   Dividends on PIERS                                          (6,117)           --             (7,316)           --
                                                             --------        --------         --------        --------
   Income available to common shareholders
     before extraordinary item - for basic and                 11,923          15,982           37,320          75,062
     diluted EPS
Extraordinary Item                                               --              (695)            --            (1,072)
                                                             --------        --------         --------        --------
   Net income available to common
     shareholders - for basic and diluted EPS                $ 11,923          15,287           37,320          73,990
                                                             ========        ========         ========        ========

Denominators:
Weighted average common shares                                 35,899          33,219           35,822          31,606
  outstanding (in thousands) - for basic EPS
Effect of dilutive securities - options                            91              60              200             155
                                                             --------        --------         --------        --------
Weighted average common shares
  outstanding (in thousands) - for diluted EPS                 35,990          33,279           36,022          31,761
                                                             ========        ========         ========        ========


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


                                     9 of 33

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Dollars in thousands, except for per share amounts)


NOTE 2        CENTERMARK

              On February 11, 1994, the Company acquired 40% of the stock of CenterMark Properties, Inc. ("CenterMark") which owned interests in several major regional shopping malls and power centers. The Company's portion of the cash purchase price for the CenterMark stock, including certain transaction costs, was approximately $182,000.

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


NOTE 3        GGP/HOMART

              The Company owns 38.2% of GGP/Homart with the remaining ownership interests owned by four institutional investors. The co-investors in GGP/Homart are allowed to exercise an exchange right according to the stockholders agreement. The exchange right is designed to allow a GGP/Homart stockholder to convert their ownership interest in GGP/Homart to a common stock ownership interest in the Company. GGP/Homart currently owns interests in twenty-three regional shopping malls. GGP/Homart has elected real estate investment trust status for income tax purposes.






                                    10 of 33

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Dollars in thousands, except for per share amounts)



     Summarized below is certain financial information for GGP/Homart for the three and nine months ended September 30, 1998 and 1997.


                                GGP/HOMART, INC.
               CONDENSED AND CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                        (UNAUDITED, DOLLARS IN THOUSANDS)


                                          THREE MONTHS ENDED      NINE MONTHS ENDED
                                            SEPTEMBER 30,           SEPTEMBER 30,
                                           1998        1997        1998        1997
                                         --------    --------    --------    --------
Revenues:
       Minimum rents                     $ 30,293      27,388      88,139      76,577
       Tenant recoveries                   12,644       9,561      35,560      32,301
       Percentage rents                       107         701       1,650       1,950
       Other                                  447       1,177       2,019       2,740
                                         --------    --------    --------    --------
           Total Revenues                  43,491      38,827     127,368     113,568

Operating expenses                        (17,789)    (15,988)    (54,966)    (47,498)
Depreciation                               (7,853)     (7,034)    (23,110)    (19,987)
                                         --------    --------    --------    --------
           Operating Income                17,849      15,805      49,292      46,083

Interest expense, net                     (12,059)    (11,149)    (35,211)    (31,844)
Equity in net income of unconsolidated
 real estate affiliates                     1,687       1,450       4,789       5,573
Gain on property sales                        335      12,994      11,050      13,675
Income allocated to minority interest        (166)        (69)       (459)       (191)
                                         --------    --------    --------    --------
           Net Income                    $  7,646      19,031      29,461      33,296
                                         ========    ========    ========    ========



                                    11 of 33

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Dollars in thousands, except for per share amounts)



NOTE 4        PROPERTY ACQUISITIONS AND DEVELOPMENTS

              WHOLLY-OWNED PROPERTIES
              1998
              On April 2, 1998 the Company acquired a 100% ownership interest in Southwest Plaza located in Denver, Colorado. On May 8, 1998, the Company completed the acquisition of 100% of the ownership interest in the Northbrook Court Shopping Center located in Northbrook (Chicago), Illinois. The aggregate purchase price for Southwest Plaza and Northbrook Court, including approximately $149,000 of assumed debt, was approximately $261,000.

              On June 2, 1998, the Company acquired the U.S. retail property portfolio (the "MEPC Portfolio") of MEPC plc, a United Kingdom based real estate company ("MEPC"), through the purchase of the stock of the three U.S. subsidiaries of MEPC that directly or indirectly owned the MEPC Portfolio. The Company acquired the MEPC Portfolio for approximately $871,000 (less certain adjustments for tenant allowances, construction costs, MEPC U.S. Subsidiary liabilities and other items). The Company borrowed approximately $830,000 to finance the purchase price for the stock, which was paid in cash at closing as more fully described in Note 6. The MEPC Portfolio consists of eight enclosed mall shopping centers; The Apache Mall in Rochester, Minnesota; the Boulevard Mall in Las Vegas, Nevada; the Cumberland Mall in Atlanta, Georgia; the McCreless Mall in San Antonio, Texas; the Northridge Fashion Center in Northridge (Los Angeles), California; the Regency Square Mall in Jacksonville, Florida; the Riverlands Shopping Center in LaPlace, Louisiana and the Valley Plaza Mall in Bakersfield, California.

              On July 21, 1998 the Company acquired a 100% ownership interest in the Altamonte Mall in Altamonte Springs (Orlando), Florida. The purchase price consisted of approximately $141,000 which was paid in the form of 3,683,143 Operating Partnership Units and approximately $28,000 in cash funded from the Company's credit facility.

              On September 3, 1998, the Company acquired a 100% ownership interest in the Pierre Bossier Mall in Bossier City (Shreveport), Louisiana. The aggregate consideration paid for the Pierre Bossier Mall was approximately $52,700 (subject to prorations and certain adjustments) which was paid in the form of approximately $10,000 in cash (funded from the Company's line of credit), a new mortgage loan (obtained from an independent third party) of approximately $42,000 and the assumption of approximately $700 of existing debt. The Company had previously loaned the sellers approximately $50,000




                                    12 of 33

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Dollars in thousands, except for per share amounts)


              and received an option to buy the property. In conjunction with the closing of the sale, the loan was fully repaid.

              On September 15, 1998, the Company acquired a 100% ownership interest in the Spring Hill Mall in West Dundee (Chicago), Illinois. The aggregate consideration paid by the Company was approximately $124,000 (subject to prorations and certain adjustments) which was paid in the form of approximately $32,000 in cash (through the Company's line of credit facility) and a new 10-year fixed-rate $92,000 mortgage from an independent third party lender. The new mortgage bears interest at 6.60% per annum.

              On September 18, 1998, the Company acquired Coastland Center in Naples, Florida for approximately $114,500 in cash (subject to prorations and certain adjustments). The aggregate consideration paid was borrowed under the Company's line of credit.

              On October 21, 1998 the Company acquired 100% of Mall St. Vincent in Shreveport, Louisiana. The aggregate consideration of approximately $26,400 was paid by issuing 200,052 redeemable Units in the Operating Partnership (of which 88,871 were immediately redeemed for cash (funded by the Company's line of credit) upon demand of the holders of such Units) and by assuming approximately $19,200 of fixed rate debt at an interest rate of 7.1% maturing in December 2007.

              In addition, in 1998 the Company, through an unconsolidated joint venture, acquired the U.S. Prime Property, Inc. ("USPPI") portfolio as described below.

              The Company financed the forgoing acquisitions through a combination of secured and unsecured debt, issuance of Operating Partnership Units and the proceeds of the PIERS as described in
              Note 1.

              1997
              On March 31, 1997, the Company acquired a 100% ownership interest in Market Place Mall for a cash purchase price of approximately $70,000. Market Place Mall is located in Champaign, Illinois.

              During the second quarter of 1997, the Company acquired 100% ownership of three other properties, Century Plaza Shopping Center, Southlake Mall and Eden Prairie Mall. Century Plaza Shopping Center located in Birmingham, Alabama was acquired on May 1, 1997 for $31,800 in cash. Southlake Mall was acquired on June 18, 1997, for a purchase price of $67,000 which consisted of $45,100 of mortgage debt assumption, $11,500

                                    13 of 33

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Dollars in thousands, except for per share amounts)


              of Operating Partnership Units (353,537 units), and $10,400 in cash. Southlake Mall is located in Atlanta, Georgia. The aggregate consideration paid for Eden Prairie Mall located in Minneapolis, Minnesota was $19,900. It included the assumption of a $16,800 mortgage, the payment of $1,100 in cash and the assumption of $2,000 of short-term liabilities.

              The Company acquired a 100% ownership interest in Valley Hills Mall located in Hickory, North Carolina on October 23, 1997 for a purchase price of approximately $34,500. The purchase price consisted of approximately $18,900 of Operating Partnership Units (518,833 units) and the assumption of approximately $15,600 of mortgage debt.

              The acquisitions completed as of September 30, 1998 were accounted for utilizing the purchase method and accordingly, the results of operations are included in the Operating Partnership's results of operations from the respective dates of acquisition (for pro forma effect, see Note 12).

              DEVELOPMENTS
              During 1996, the Company acquired three new development sites in the following locations: Coralville (Iowa City), Iowa; Grand Rapids, Michigan and Frisco (Dallas), Texas, respectively. Coral Ridge Mall, located in Coralville, Iowa was substantially completed and opened as scheduled in July of 1998. Construction of the Grand Rapids Mall (Rivertown Crossings) commenced in December, 1997 and is scheduled to open in August of 1999. Construction of Stonebriar Mall at the Bridges, located in Frisco, Texas commenced in October of 1998 with an anticipated completion date in the fall of 2000.

              INVESTMENTS IN UNCONSOLIDATED JOINT VENTURES
              1998
              On July 23, 1998, effective as of June 30, 1998, the Company, through GGP Invanhoe III, acquired USPPI through a merger of a wholly-owned subsidiary of GGP Ivanhoe III into USPPI (which changed its name to GGP Ivanhoe II, Inc. ("GGP Ivanhoe II")). The common stock of GGP Ivanhoe III, which will elect to be taxed as a REIT, is owned 51% by the Company and 49% by a joint venture partner. The aggregate consideration paid pursuant to the merger agreement was approximately $625,000 (less certain adjustments, including a credit of approximately $64,000 for outstanding mortgage indebtedness and accrued interest thereon). The acquisition was financed with a $392,000 interim loan bearing interest at LIBOR plus 90 basis points which becomes due July 1, 1999, and capital contributions from the Company and the joint venture partner in proportion to their respective stock ownership. Pursuant to the GGP Ivanhoe III stockholders' agreement, the


                                    14 of 33

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Dollars in thousands, except for per share amounts)


              Company has contributed approximately $91,290 to GGP Ivanhoe III (less certain interest and other credits). The Company's capital contributions were funded primarily from proceeds from the Company's line of credit facility as described in Note 6. GGP Ivanhoe II owns: the Landmark Mall in Alexandria, Virginia; the Mayfair Mall and adjacent office buildings in Wauwatosa (Milwaukee), Wisconsin; the Meadows Mall in Las Vegas, Nevada; the Northgate Mall in Chattanooga, Tennessee; Oglethorpe Mall in Savannah, Georgia; and the Park City Center in Lancaster, Pennsylvania. The properties acquired are managed by GGMI.

              The joint venture partner in GGP Ivanhoe III is an affiliate of Ivanhoe Inc. of Montreal, Quebec, Canada ("Ivanhoe") and is also the Company's joint venture partner in GGP/Ivanhoe (described below). The Company and Ivanhoe share in the profits and losses, cash flows and other matters relating to GGP Ivanhoe III, Inc. in accordance with their respective ownership percentages except that certain major operating and capital decisions (as defined in the stockholders' agreement) require the approval of both stockholders. Accordingly, the Company is accounting for GGP Ivanhoe III using the equity method.

              Additionally, the stockholders' agreement of GGP Ivanhoe III contains provisions regarding buy-sell rights of the Company and Ivanhoe. The stockholders' agreement further provides that Ivanhoe has the right (exercisable in the next millennium on certain specified dates) to require the Company to acquire Ivanhoe's interest in GGP Ivanhoe III, Inc. for a purchase price determined by reference to the then value of GGP Ivanhoe III. In the alternative, the Company has the right to market the assets to third parties rather than acquire Ivanhoe's interest. If the Company acquires Ivanhoe's interest, the consideration can be paid in cash, common stock of the Company, or a combination thereof as unilaterally determined by the Company.

              1997
              As of September 17, 1997, GGP/Ivanhoe indirectly acquired both The Oaks Mall in Gainesville, Florida and Westroads Mall in Omaha, Nebraska. The purchase price for the two properties was approximately $206,000 of which $125,000 was financed through property level indebtedness. The Company owns 51% of the ownership interest in GGP/Ivanhoe. Ivanhoe owns the remaining 49% ownership interest in GGP/Ivanhoe.

              The Company and Ivanhoe share in the profits and losses, cash flows and other matters relating to GGP/Ivanhoe in accordance with their respective ownership percentages except that certain major operating and capital decisions (as defined in the stockholders' agreement) require the approval of both stockholders. Accordingly, the Company is accounting for GGP/Ivanhoe




                                    15 of 33

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Dollars in thousands, except for per share amounts)

              using the equity method. Additionally, the stockholders' agreement of GGP/Ivanhoe contains provisions regarding buy-sell rights of the Company and Ivanhoe.

              On June 11, 1997, the Company acquired a 50% interest in Town East Mall, located in Mesquite, Texas for $56,500. The consideration included approximately $27,500 million in cash, the assumption of approximately $27,900 of mortgage indebtedness and the assumption of $1,100 in net current liabilities.

NOTE 5        GGMI

              On December 22, 1995, GGP Management, Inc. was formed to manage, lease, develop and operate enclosed malls. The Operating Partnership owned 100% of the non-voting preferred stock ownership interest in GGP Management, Inc. representing 95% of the equity interest. Key employees of the Company held the remaining 5% ownership interest therein in the form of common stock which was entitled to all of the voting rights in GGP Management, Inc. In August 1996, GGP Management, Inc., acquired GGMI for approximately $51,500 by exchanging 1,555,855 newly issued shares of common stock of the Company and 453,791 Operating Partnership Units (contributed by the Operating Partnership) for 100% of the outstanding shares in GGMI. A loan of approximately $39,900 from the Operating Partnership to GGP Management, Inc. was used to purchase the Company's common stock used to acquire GGMI. The interest only loan bears interest at 14% and matures in 2016. Upon acquisition of GGMI, GGP Management, Inc. was merged into GGMI with GGMI as the surviving entity. The Operating Partnership currently holds all of the non-voting preferred stock ownership interest in GGMI representing 95% of the equity interest. Five key employees of the Company hold the remaining 5% equity interest through ownership of 100% of the common stock which is entitled to all voting rights in GGMI. GGMI cannot distribute funds to its stockholders until its available cash flow exceeds all accumulated preferred dividends owed to the preferred stockholder. Any dividends in excess of the preferred cumulative dividend are allocated 95% to the preferred stockholder and 5% to the common stockholders. GGMI may make principal payments on the Operating Partnership loan if it has sufficient cash flow. GGMI manages, leases, and performs various other services for the Wholly-Owned Centers, the Property Joint Ventures, GGP/Homart and other properties owned by unaffiliated parties.



                                    16 of 33

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


NOTE 6        MORTGAGE NOTES AND OTHER DEBT PAYABLE

              Mortgage notes and other debt payable at September 30, 1998 and December 31, 1997 consisted of the following:


                                                    SEPTEMBER 30, 1998      DECEMBER 31, 1997
                                                    ------------------      -----------------
Fixed-Rate debt
     Mortgage notes payable                             $2,028,644             1,173,042
                                                       ----------            ----------
Variable-Rate debt
     Mortgage notes payable                                299,743                16,743
     Credit facility                                       185,000                86,000
                                                        ----------            ----------

     Total Variable-Rate debt                              484,743               102,743
                                                        ----------            ----------

     Total mortgage notes and other debt payable        $2,513,387             1,275,785
                                                        ==========            ==========



              FIXED RATE DEBT
              MORTGAGE NOTES PAYABLE
              Mortgage notes payable consist primarily of fixed rate non-recourse notes collateralized by individual or groups of properties. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty of a yield-maintenance premium or a percentage of the loan balance.


              VARIABLE RATE DEBT
              MORTGAGE NOTE PAYABLE
              Variable mortgage notes payable consist primarily of a $100,000 loan collateralized by Northbrook Court, a $95,000 loan collateralized by Coral Ridge Mall, and the $63,000 portion of the MEPC acquisition financing as described below. The Coral Ridge loan was replaced by an eleven year $82,000 6.5% permanent loan in October, 1998. The remaining loans are generally short term in nature and bear interst at LIBOR (5.775% at September 30, 1998) plus 90 to 120 basis points. The Company expects to retire or refinance such obligations when due.



                                    17 of 33

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Dollars in thousands, except for per share amounts)


              ACQUISITION FINANCING
              In June, 1998 the Company obtained a loan of approximately $830,000 to acquire the MEPC portfolio as described in Note 4. The Company repaid approximately $217,000 of this loan on June 10, 1998 from the net proceeds of the public offering of the PIERS as described in Note 1. Subsequently, the Company fixed the annual interest rate with respect to approximately $550,000 of such loan at 6.7% per annum and the remainder (approximately $63,000) bears interest at the rate of 6.55% per annum, which rate will be adjusted monthly to equal LIBOR plus 0.9%. The loan is collateralized by the MEPC Portfolio and matures on July 1, 1999.

              CREDIT FACILITY
              The Company's $200,000 unsecured revolving credit facility bears interest at LIBOR plus 80 to 120 basis points depending upon the Company's leverage ratio and matures on July 31, 1999 excluding a one-year extension option, which can unilaterally exercised by the Company. The credit facility is subject to financial performance covenants including debt-to-market capitalization, minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") ratios and minimum equity values. On September 30, 1998, the credit facility had an outstanding balance of $185,000.

              CONSTRUCTION LOANS AND LETTERS OF CREDIT
              Two construction loans were arranged in connection with the development of two regional malls. These recourse loans were repaid in 1997.

              As of September 30, 1998 and December 31, 1997, the Operating Partnership had outstanding letters of credit of $9,956 and $7,717 respectively, primarily in connection with special real estate assessments and insurance requirements.


NOTE 7        EXTRAORDINARY ITEMS

              The extraordinary items resulted from prepayment costs and unamortized deferred financing costs related to the early extinguishment of mortgage notes payable.


NOTE 8        DISTRIBUTIONS PAYABLE

              On September 23, 1998 the Company declared a cash distribution of $.47 per share that was paid on October 30, 1998 to stockholders of record on October 5, 1998, totaling $16,874. In addition, a distribution of $10,725 was paid to the limited partners of the Operating Partnership. Concurrently, the




                                    18 of 33

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Dollars in thousands, except for per share amounts)


              Company declared the initial preferred stock dividend, for the period from June 10, 1998 through September 30, 1998, in the amount of $0.5588 per share, payable to preferred stockholders of record on October 5, 1998 and paid on October 15, 1998. As described in Note 1, such preferred stock dividend was in the same amount as the Operating Partnership's distribution to the Company of the same date with respect to the Preferred Units held by the Company.

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


NOTE 9        MORTGAGE NOTE RECEIVABLE

              During 1998 the Company advanced $50,000 to an unaffiliated developer in the form of a mortgage loan (bearing interest at 10% per annum) collateralized by such developer's ownership interest in the Pierre Bossier Mall in Shreveport, Louisiana. In connection with the acquisition of this mall on September 3, 1998 (Note 4), this mortgage note and related interest due was collected.


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



                                    19 of 33

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

              In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that the net unamortized balance of all start up costs and organizational costs be written off as a cumulative effect of a change in accounting principle and all future start-up costs and organizational costs be expensed. As the Company does not have a significant amount of such unamortized costs, the effect of adopting this statement in 1999 is not expected to be material.

              In May, 1998, the EITF issued a consensus opinion entitled "Accounting for Contingent Rent in Interim Financial Periods" ("EITF 98-9"). EITF 98-9 is effective as of May 21, 1998 and provides that rental income should be deferred in interim periods by the lessor if the triggering events that create




                                    20 of 33

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Dollars in thousands, except for per share amounts)


              contingent rent have not yet occurred. The Company had previously accrued, on an interim basis, percentage rents based on the prorated annual percentage rent estimated to be due from tenants. The Company, as provided by EITF 98-9, has prospectively adopted this consensus and will not record additional percentage rent in 1998 above amounts recognized in the six months ended June 30, 1998 ($5,013) until such triggering events occur. The effect of EITF 98-9 is not expected to be significant on annual financial results but, based upon the effective date of the consensus, adoption of the consensus will cause a shift in the Company's recognition, including amounts from the operations of GGP/Homart and the Property Joint Ventures, of percentage rent from interim quarters to the fourth quarter in 1998 and subsequent years.

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


NOTE 12       PRO FORMA FINANCIAL INFORMATION

              Due to the impact of the public offering of the PIERS in 1998 as described in Note 1 and the acquisitions during 1997 and 1998 described in Note 4, historical results of operations may not be indicative of future results of operations. The pro forma condensed consolidated statements of operations for the nine months ended September 30, 1998 include adjustments for the public offering of the PIERS in 1998 and the acquisition of 100% of Southwest Plaza, Northbrook Court, Altamonte Mall, Pierre Bossier Mall, Spring Hill Mall and Coastland Mall, the eight operating properties in the MEPC Portfolio, and a 51% interest in the six operating properties owned by GGP Ivanhoe II as if such transactions occurred on January 1, 1998. The pro forma condensed consolidated statements of operations for the nine months ended September 30, 1997 include adjustments for the public offering of the PIERS in 1998 and the acquisition of 100% of the fourteen operating properties in 1998 and 51% of GGP Ivanhoe II and adjustments for the acquisition of 100% of Market Place Shopping Center, Century Plaza, Southlake Mall, Eden Prairie, Valley Hills, a 51% interest in GGP/Ivanhoe, and a 50% interest in Town East as if such transactions had occurred on January 1, 1997. The pro forma information is based upon the historical consolidated statements of operations excluding the non-recurring gain on the sale of a portion of the CenterMark stock and extraordinary item and




                                    21 of 33

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Dollars in thousands, except for per share amounts)



              does not purport to present what actual results would have been had the offerings, acquisitions, and related transactions, in fact, occurred at the previously mentioned dates, or to project results for any future period.




                                    22 of 33

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              (Dollars in thousands, except for per share amounts)



                         PROFORMA FINANCIAL INFORMATION



                                                                NINE MONTHS ENDED
                                                          SEPTEMBER 30,     SEPTEMBER 30,
                                                              1998              1997
                                                           ---------        ------------
Total Revenues:                                            $ 365,723           351,934
                                                           =========         =========

Expenses:
     Property operating                                    $ 127,172           127,968
     Management fees                                           3,706             3,691
     Depreciation and amortization                            69,290            64,457
                                                           ---------         ---------
Total expenses                                               200,168           196,116
                                                           ---------         ---------

Operating income                                             165,555           155,818
Interest expense, net                                       (107,990)         (114,209)
Equity in net income/(loss) of unconsolidated affiliates
     GGP/Homart                                               11,170            12,723
     Property Joint Ventures                                   4,867             2,023
     General Growth Management, Inc.                          (7,663)            2,699

Minority interest in operating partnership                   (18,526)          (17,141)
                                                           ---------         ---------

Pro forma net income (a)                                      47,413            41,913
Pro forma preferred stock dividends                          (18,352)          (18,352)
                                                           ---------         ---------
Pro forma net income available to common stockholders      $  29,061            23,561
                                                           =========         =========
Pro forma earnings per share - basic (b)                   $    0.81              0.75
                                                           =========         =========
Pro forma earnings per share - diluted (b)                 $    0.81              0.74
                                                           =========         =========


(a) The pro forma adjustments include management fee and depreciation modifications and adjustments to give effect to the public offering and acquisitions activity described above.

(b) Pro forma basic earnings per share are based upon weighted average common shares of 35,822,027 for 1998 and 31,605,786 for 1997. Pro forma diluted per share amounts are based on the weighted average common shares and the effect of dilutive securities (stock options) outstanding of 36,022,161 for 1998 and 31,761,051 for 1997.




                                    23 of 33

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

              On September 30, 1998, the Company together with the Operating Partnership owned 100% of the forty-nine Wholly-Owned Centers, 51% of the stock of GGP/Ivanhoe, 50% of Quail Springs and Town East, 51% of the stock of GGP Ivanhoe II, 38.2% of the stock of GGP/Homart, and a non-voting preferred stock ownership interest (representing 95% of the equity interest) in GGMI (Note 5). GGP/Homart owns interests in twenty-three shopping centers, GGP/Ivanhoe owns interests in two shopping centers, and GGP Ivanhoe II owns interests in six shopping centers. Revenues are primarily derived from fixed minimum rents, percentage rents and recoveries of operating expenses from tenants. Inasmuch as the Company's financial statements reflect the use of the equity method to account for its investments in GGP/Homart, GGP/Ivanhoe, GGP Ivanhoe II, GGMI, Quail Springs and Town East, the discussion of results of operations below relates primarily to the revenues and expenses of the Wholly-Owned Centers. The Wholly-Owned Centers, the Homart Centers, GGP/Ivanhoe, GGP Ivanhoe II, Quail Springs and Town East are collectively known as the "Company Portfolio".

              The mall store and free standing store portions of the centers in the Company Portfolio which were not currently undergoing redevelopment on September 30, 1997 had an occupancy of approximately 84.5%. On September 30, 1998, the mall store and freestanding store portions of the centers in the Company Portfolio which are not currently undergoing redevelopment were approximately 87.6% occupied, which is an increase of 3.1% over 1997.

              Comparable mall store sales are sales of those tenants that were open the previous 12 months. Therefore, comparable mall store sales in the nine months ended September 30, 1998 are of those tenants that were operating in the nine months ended September 30, 1997. Mall store annualized sales averaged $289 per square foot for the Company Portfolio in the nine months ended September 30, 1998. In the nine months ended September 30, 1998, total mall store sales for the Company Portfolio increased by 11.2% over the same period in 1997, and comparable mall store sales increased by 5.0% over 1997.

              The average mall store rent per square foot from leases that expired in the nine months ended September 30, 1998 was $23.90. The Company Portfolio benefited from increasing rents inasmuch as the average mall store rent per



                                    24 of 33

                         GENERAL GROWTH PROPERTIES, INC.


              square foot on new and renewal leases executed during 1998 was $27.24 or $3.34 per square foot above the average for expiring leases.

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

              RESULTS OF OPERATIONS OF THE COMPANY
              THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
              Total revenues for the three months ended September 30, 1998 were $113.1 million, which represents an increase of $38.9 million or approximately 52.4% from $74.2 million in the three months ended September 30, 1997. Substantially all of the increase is from acquisitions completed during 1997 and 1998. Minimum rent for the three months ended September 30, 1998 increased by $28.5 million or 65.7% from $43.4 million in the comparable period in 1997 to $71.9 million. The acquisition of properties generated a $26.2 million increase in minimum rents. Expansion space, specialty leasing and a combination of occupancy, rental charges and allowance reserve adjustments at the comparable centers accounted for the remaining increase in minimum rents.







                                    25 of 33

                         GENERAL GROWTH PROPERTIES, INC.


              Tenant recoveries increased by $12 million or 47.8% from $25.1 million to $37.1 million for the three months ended September 30, 1998. Substantially all of the increase was generated by properties which were recently acquired. For the three months ended September 30, 1998, percentage rents decreased to $1.2 million from $2.2 million in 1997. Acquisitions contributed an increase of approximately $.4 million in percentage rent. The effect of the adoption of EITF Consensus 98-9 (Note 11) reduced overage rents by approximately $1.3 million from the amount that would have been recognized under the Company's previous accounting policy for the three months ended September 30, 1998.

              Total expenses, including depreciation and amortization, increased by approximately $24 million, from $40.2 million in the three months ended September 30, 1997 to $64.2 million in the three months ended September 30, 1998. For the three months ended September 30, 1998, property operating expenses increased by $8.9 million or 46.1% from $19.3 million in 1997 to $28.2 million in the third quarter of 1998, substantially all of which is attributable to new acquisitions. Depreciation and amortization increased by $10.8 million over the same period in 1997. Approximately $.8 million of the increase in depreciation and amortization was generated at comparable centers. The remaining $10 million was from newly acquired properties. Management fees to affiliates and general and administrative expenses together were approximately $.5 million higher than in the three months ended September 30, 1997.

              Net interest expense for the three months ended September 30, 1998 was $29.5 million, an increase of $11.2 million or 61.2% from $18.3 million in the three months ended September 30, 1997. The acquisition of new properties was responsible for substantially all of such increase.

              Equity in net income of unconsolidated affiliates in the three months ended September 30, 1998 decreased by approximately $2.7 million to $6.0 million in 1998, from $8.7 million in the three months ended September 30, 1997. The Company's equity in the earnings of GGP/Homart decreased approximately $4.4 million, primarily due to approximately $13 million of gain recognized by GGP/Homart on the sale of the Meridan Square Mall in September, 1997. The Company's ownership interest in GGMI resulted in a decrease of $1.1 million, primarily due to lower fee income from management and development activities in 1998. Property Joint Ventures (see Note 1) accounted for an increase of approximately $2.9 million due primarily to the acquisitions of the Town East Mall and the two malls by GGP/Ivanhoe in 1997 as described more fully in Note 4.


              NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
              Total revenues for the nine months ended September 30, 1998 were $282.1 million, which represents an increase of $72.9 million or approximately 34.8% from $209.2 million in the nine months ended September 30, 1997.


                                    26 of 33

                         GENERAL GROWTH PROPERTIES, INC.


              Approximately $67.2 million or 92% of the increase is from acquisitions completed during 1997 and 1998. Increased revenues at comparable properties (properties owned at all times during current and prior periods) accounted for the remaining $5.7 million or 8% of the increase. Minimum rent for the nine months ended September 30, 1998 increased by $53.3 million or 42.6% from $125.1 million in 1997 to $178.4 million. The acquisition of properties generated a $41.3 million increase in minimum rents. Expansion space, specialty leasing and a combination of occupancy, rental charges and allowance reserve adjustments at the comparable centers accounted for the remaining increase in minimum rents. Tenant recoveries increased by $19.8 million or 28.2% from $70.2 million to $90.0 million for the nine months ended September 30, 1998. Approximately $1.7 million of the increase is attributable to higher recoverable operating expenses at the comparable malls. The remaining $18.1 million increase was generated by properties which were recently acquired. For the nine months ended September 30, 1998, percentage rents increased to $6.2 million from $5.9 million in 1997. Acquisitions yielded approximately a $1.3 million increase in percentage rent. The effect of the adoption of EITF Consensus 98-9 (Note 11) reduced percentage rents by approximately $1.3 million from the amount that would have been recognized under the Company's previous accounting policy for the nine months ended September 30, 1998. Other revenues decreased by approximately $.6 million or 13% to $4.0 million for the nine months ended September 30, 1998 from $4.6 million in 1997, substantially all of which related to comparable centers.

              Total expenses, including depreciation and amortization, increased by approximately $40.4 million, from $112.5 million in the nine months ended September 30, 1997 to $152.9 million in the nine months ended September 30, 1998. For the nine months ended September 30, 1998, property operating expenses increased by $16.4 million or 30.4% from $53.9 million in 1997 to $70.3 million in 1998. Of this increase, recent acquisitions accounted for $14.8 million, while higher recoverable operating costs at comparable centers contributed the remaining $1.6 million. Depreciation and amortization increased by $16.8 million over the same period in 1997. Approximately $4.6 million of the $16.8 million increase in depreciation and amortization was generated at comparable centers. The remaining $12.2 million was from newly acquired or developed properties. Management fees to affiliates and general and administrative expenses together were approximately $1.2 million higher than in the nine months ended September 30, 1997.

              Net interest expense for the nine months ended September 30, 1998 was $70.5 million, an increase of $19 million or 36.9% from $51.5 million in the nine months ended September 30, 1997, substantially all due to indebtedness incurred in connection with the acquisition of new properties in 1997 and 1998.



                                    27 of 33

                         GENERAL GROWTH PROPERTIES, INC.


              Equity in net income of unconsolidated affiliates in the nine months ended September 30, 1998 decreased by approximately $7.2 million to $6.7 million in 1998, from $13.9 million in the nine months ended September 30, 1997. The Company's ownership interest in GGMI resulted in a decrease of $9.5 million, primarily due to the write-off of certain unamortized third-party management contract costs recorded at the acquisition of GGMI which relates to contracts terminated in the first quarter of 1998. The Company's equity in the earnings of GGP/Homart decreased approximately $1.6 million, primarily due to gain recognized on the September, 1997 sale of the Meridan Square Mall partially offset by the gain recognized on its May, 1998 sale of its interest in the Rolling Oaks Mall. Property Joint Ventures (see
              Note 1) accounted for an increase of approximately $3.9 million due primarily to the acquisitions of the Town East Mall and the two malls by GGP/Ivanhoe in 1997 as described more fully in Note 4.

              LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY
              The Company uses operating cash flow as the principal source of funding for recurring capital expenditures such as tenant construction allowances and minor improvements made to individual properties that are not recoverable through common area maintenance charges to tenants. Funding alternatives for acquisitions, new development, expansions and major renovation programs at individual centers include construction loans, mini-permanent loans, long-term project financing, additional property level or Company level equity investments, unsecured Company level debt or secured loans collateralized by individual shopping centers. In such regard, subsequent to September 30, 1998, the Company obtained replacement first mortgage financing of approximately $318 million for existing loans of approximately $254 million secured by certain individual properties in the Company Portfolio. In addition, the Company established a $200 million unsecured credit facility in August of 1997 which matures on July 31, 1999 excluding a one-year extension option. On September 30, 1998, the credit facility had an outstanding balance of $185 million. This facility provided all of the funds necessary to complete the development of Coralville Mall in Iowa City, Iowa and, with planned financing and refinancing of certain existing malls, traditional construction financing and current operating cash flow, is expected to provide the funds to complete the malls under development in Grand Rapids, Michigan and Dallas, Texas and to fund certain other non-recurring capital expenditures or expansions that are currently under construction or being contemplated and/or evaluated. The Company acquired Southwest Plaza in Denver, Colorado in April 1998, Northbrook Court in Northbrook (Chicago), Illinois in May 1998, Altamonte Mall in Altamonte Springs (Orlando), Florida in July 1998, Pierre Bossier Mall in Bossier City (Shreveport), Louisiana, Spring Hill Mall in West Dundee (Chicago), Illinois, and Coastland Mall in Naples, Florida in September, 1998 and two portfolios of malls in June 1998 as more fully described in Note 4. As more fully described in Notes 4 and 6, such acquisitions were funded by cash and cash equivalents on hand, short and long term debt financing, issuance of





                                    28 of 33

                         GENERAL GROWTH PROPERTIES, INC.


              additional Units, joint venture contributions and a public offering of convertible preferred stock, as described in Note 1. In addition, subsequent to September 30, 1998 the Company acquired a 100% interest in Mall St. Vincent for $26.4 million as more fully described in Note 4, which note is fully incorporated herein by reference.

              Net cash provided by operating activities was $112.6 million in the first nine months of 1998, an increase of $87.6 million from $25.0 million in the same period in 1997. Net income before allocations to the minority interest decreased $51.3 million which was represented primarily by the $58.6 million gain on the partial sale of CenterMark recognized in 1997. The other significant change in cash provided by operating activities was a $28.2 million net change in cash flows from operating activities related to accounts payable and accrued expenses in 1998.

              Net cash used by investing activities was $1,420 million in 1998 compared to $137.9 million of cash used in 1997. Cash flow from investing activities was impacted by acquisitions (including liabilities assumed at acquisition), development and improvements to real estate properties, which caused a decrease in cash of approximately $1,295 million in 1998. The proceeds from the sale of CenterMark provided funds of $130.5 million in 1997. No such sale proceeds were realized in 1998.

              Financing activities contributed cash of $1,307 million in 1998, compared to a source of cash of $103 million in 1997. As described in Note 1, the Company completed a public offering of preferred stock in June, 1998. This public offering resulted in net proceeds of approximately $322.8 million which was primarily used to reduce acquisition related financing and amounts drawn on the Company's line of credit. Such payments are reflected in the increase in the use of cash for financing activities for principal payments on mortgage notes and other debt in 1998 as compared to 1997. An additional major contributing factor of cash from financing activity is financing from mortgages and acquisition debt which had a positive impact of $1,671 million in 1998 versus approximately $332 million in 1997. The additional financing was used to fund the acquisitions and redevelopment of real estate that was discussed above. The remaining use of cash was primarily accounted for by increased distributions paid during the first nine months of 1998.

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


                                    29 of 33

                         GENERAL GROWTH PROPERTIES, INC.


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

              YEAR 2000 READINESS DISCLOSURES
              The Year 2000 problem results from the use of a two digit year date instead of a four digit date in the programs that operate computers (information technology or "IT" systems) and other devices (i.e. "non-IT" systems such as elevators, utility monitoring systems and time clocks that use computer chips). Systems with a Year 2000 problem have programs that were written to assume that the first two digits for any date used in the program would always be "19". Unless corrected, this assumption may result in problems when the century date occurs. On that date, these computer programs likely will misinterpret the date January 1, 2000 as January 1, 1900. This could cause systems to incorrectly process critical financial and operational information, generate erroneous information or fail altogether. The Year 2000 issue effects almost all companies and organizations.

              THE COMPANY'S STATE OF READINESS:
              The Company recently upgraded its major information systems including its databases and primary accounting software which, when fully operational by the end of 1998, are all Year 2000 compliant. These upgrades were performed primarily for the purpose of routine improvements to the Company's information systems. These upgrades were initiated in advance of any concern for the Year 2000 issue. The Company is in the process of evaluating several other smaller non-IT systems (i.e. time keeping systems, elevators, etc.) to verify that they are Year 2000 compliant. In addition, the Company has formed a Year 2000 Committee that includes senior personnel from most areas of the Company.


                                    30 of 33

                         GENERAL GROWTH PROPERTIES, INC.


              These people are charged with the duty of determining the extent of the Company's exposure and taking the appropriate action to minimize any impact on the Company's operations. The non-IT systems evaluation process is expected to be completed by early 1999. If these non-IT systems are found to be not Year 2000 compliant, the appropriate upgrades or replacements will be purchased. The cost of any upgrades that may be required is not anticipated to be significant. In addition, the Company is communicating with its customers, tenants, suppliers and service providers to determine whether they are actively involved in projects to ensure that their products and business systems will be Year 2000 compliant. The Company's exposure is widely spread, with no known major direct exposure.

              COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUE:
              As the Company's IT systems Year 2000 compliance issues have already been addressed, the Company does not expect to incur any significant additional costs regarding its IT systems due to the Year 2000 issue. Costs to specifically remediate non-IT systems that are non Year 2000 compliant are not expected to be material.

              RISKS RELATING TO THE YEAR 2000 ISSUE AND CONTINGENCY PLANS:
              Although the Company is not currently aware of any specific significant Year 2000 issues involving third-parties, the Company believes that its most significant potential risk relating to the Year 2000 issue is in regard to such third parties. For example, the Company believes there could be failure in the information systems of certain service providers that the Company relies upon for electrical, telephone and data transmission and banking services. The Company believes that any service disruption with respect to these providers due to a Year 2000 issue would be of a short-term nature. The Company has existing back-up systems and procedures, developed primarily for natural disasters, that could be utilized on a short-term basis to address any service interruptions. In addition, with respect to tenants, a failure of their information systems could delay the payment of rents or even impair their ability to operate. These tenant problems are likely to be isolated and would likely not impact the operations of any particular mall or the Company as a whole. While it is not possible at this time to determine the likely impact of any of these potential problems, the Company will continue to evaluate these areas and develop additional contingency plans, as appropriate. Therefore, although the Company believes that its Year 2000 issues have been addressed and that suitable remediation and/or contingency procedures will be in place by December 31, 1999, there can be no assurance that Year 2000 issues will not have a material adverse effect on the Company's results of operations or financial condition.



                                    31 of 33

                         GENERAL GROWTH PROPERTIES, INC.



ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

              Not applicable


PART II. OTHER INFORMATION


ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

              (a)   Exhibits - See Exhibit Index
              (b)   Reports on Form 8-K

              The following reports on Form 8-K have been filed by the Company during the quarter covered by this report:

              1. Current report on Form 8-K dated July 21, 1998 as amended by Form 8-K/A dated September 29, 1998 describing under Item 2 the acquisition of Altamonte Mall and containing financial statements and pro forma information concerning the recent acquisitions of the Company.

              2. Current report on Form 8-K dated July 23, 1998 describing under Item 2 the acquisition of the USPPI Portfolio. The report incorporated by reference the financial statements and pro forma information filed in the Company's 8-K/A dated June 2, 1998.

              3. Current report on Form 8-K dated September 30, 1998 as amended by Form 8-K/A dated November 4, 1998 describing under Item 2 the acquisition of Spring Hill Mall and containing financial statements and pro forma information concerning the recent acquisitions of the Company.





                                    32 of 33

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


                                          GENERAL GROWTH PROPERTIES, INC.
                                                (Registrant)


     Date:  November 12, 1998          by:  /s/:   Bernard Freibaum
                                            -----------------------------------
                                            Bernard Freibaum
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)





                                    33 of 33

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

     2(g) Contribution Agreement dated December 6, 1996, between Forbes/Cohen Properties, a Michigan general partnership, and GGP Limited Partnership, a Delaware limited partnership.(2)

     2(h) Contribution Agreement dated December 6, 1996, between Lakeview Square Associates, a Michigan general partnership, and GGP Limited Partnership, a Delaware limited partnership.(2)

     2(i) Contribution Agreement dated December 6, 1996, between Jackson Properties, a Michigan general partnership, and GGP limited Partnership, a Delaware limited partnership.(2)

     2(j) Sale and Contribution Agreement dated June 19, 1997, between CA Southlake Investors, Ltd., a Georgia limited partnership, and GGP Limited Partnership, a Delaware limited partnership.(10)

     2(k) Contribution Agreement dated June 10, 1997, among Atlantic Freeholds II, a Nevada general partnership, Town East Mall, L.P., a Delaware limited partnership, and Town East Mall Partnership, a Texas general partnership.(10)

                         GENERAL GROWTH PROPERTIES, INC.


     2(l) Purchase and Sale Agreement dated as of March 22, 1997, between Century Plaza Co., an Alabama general partnership, and Century Plaza L.L.C., a Delaware limited liability company. (10)

     2(m) Real Estate Purchase Agreement dated March 12, 1997, between Champaign Venture, an Illinois general partnership, and Champaign Market Place L.L.C., a Delaware limited liability company. (10)

     2(n) Stock Purchase Agreement dated as of April 17, 1998 and amended June 2, 1998, among MEPC PLC, MEPC North American Properties Limited, U.K.-American Holdings Limited and GGP Limited Partnership. (16)

     2(o) Purchase and Sale Agreement dated May 8, 1998, among Grosvenor International Limited, P.I.C. Investments, Northbrook Court I L.L.C. and Northbrook Court II L.L.C. (17)

     2(p) Merger Agreement dated May 14, 1998, among GGP Limited Partnership, GGP Acquisition L.L.C. and U.S. Prime Property, Inc. (17)

     2(q) Sale and Contribution Agreement dated April 2, 1998, between Southwest Properties Venture and GGP Limited Partnership. (18)

     2(r). Contribution and Exchange Agreement dated as of July 10, 1998 (the "Contribution Agreement") among Nashland Associates, HRE Altamonte, Inc., Altamonte Springs Mall L.P., and GGP Limited Partnership. (21)

     2(s). Purchase and Sale Agreement and Joint Escrow Instructions dated as of August 21, 1998 by and between Spring Hill Mall Partnership (seller) and Spring Hill Mall L.L.C., (purchaser). (22)

     2(t).Purchase and Sale Agreement dated as of the 18th day of September, 1998 by and between Coastland Center Joint Venture (seller) and Coastland Center, L.P. (purchaser). (23)

     3(a) Amended and Restated Certificate of Incorporation of the Company. (3)

     3(b) Amendment to Amended and Restated Certificate of Incorporation of the Company.(5)

     3(c) Amendment to Amended and Restated Certificate of Incorporation of the Company filed on December 21, 1995.(11)

     3(d) Amendment to Amended and Restated Certificate of Incorporation of the Company filed on May 20, 1997.(15)

                         GENERAL GROWTH PROPERTIES, INC.



     3(e) Bylaws of the Company.(5)

     3(f) Amendment to Bylaws of the Company.(5)

     4(a) Redemption Rights Agreement, dated July 13, 1995, by and among GGP Limited Partnership, General Growth Properties, Inc. and the persons listed on the signature pages thereof.(8)

     4(b) Redemption Rights Agreement dated December 6, 1996, among GGP Limited Partnership, a Delaware corporation, Forbes/Cohen Properties, a Michigan general partnership, Lakeview Square Associates, a Michigan general partnership, and Jackson Properties, a Michigan general partnership.(2)

     4(c) Redemption Rights Agreement, dated June 19, 1997, among GGP Limited Partnership, a Delaware limited partnership, General Growth Properties, Inc., a Delaware corporation, and CA Southlake Investors, Ltd., a Georgia limited partnership.(13)

     4(d) Redemption Rights Agreement dated October 23, 1997, among GGPI, GGPLP and Peter Leibowits.(15)

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

                         GENERAL GROWTH PROPERTIES, INC.



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

                         GENERAL GROWTH PROPERTIES, INC.


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

                         GENERAL GROWTH PROPERTIES, INC.


     (20) Previously filed as an exhibit to the Company's current report on Form 8-K dated August 7, 1998.

(21) Previously filed as an exhibit to the Company's current report on Form 8K dated August 5, 1998.

     (22) Previously filed as an exhibit to the Company's current report on Form 8-K dated September 30, 1998.

     (23) Previously filed as an exhibit to the Company's current report on Form 8-K dated October 5, 1998.