Form 10-K405
period 1998-12-31
GENERAL GROWTH PROPERTIES INC
filed 1999-03-22
CIK 895648

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934
[ ] FOR THE TRANSITION PERIOD FROM              TO               .
                                   ------------    --------------

COMMISSION FILE NUMBER 1-11656
                        GENERAL GROWTH PROPERTIES, INC.
                        -------------------------------
             (Exact name of registrant as specified in its charter)
           Delaware                                 42-1283895
           --------                                 ----------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                Identification Number)
                110 N. Wacker Dr., Chicago, IL          60606
                ------------------------------          -----
            (Address of principal executive offices)  (Zip Code)
                                 (312) 960-5000
                                 --------------
              (Registrant's telephone number, including area code) SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

TITLE OF EACH CLASS                  NAME OF EACH EXCHANGE ON WHICH REGISTERED
Common Stock, $.10 par value                           New York Stock Exchange
Depositary Shares, each representing                   New York Stock Exchange
 1/40 of a share of 7.25% Preferred Income
 Equity Redeemable Stock, Series A
Preferred Stock Purchase Rights                        New York Stock Exchange

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

[X] Indicate by a check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of March 19, 1999, the aggregate market value of the 36,351,342 shares of Common Stock held by non-affiliates of the registrant was $1,142,795,314 based upon the closing price on the New York Stock Exchange composite tape on such date. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant). As of March 19, 1999, there were 39,052,095 shares of Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual stockholders meeting to be held on May 12, 1999 are incorporated by reference into Part III.

PART I
ITEM 1.  BUSINESS

All references to numbered Notes are to specific footnotes to the Consolidated Financial Statements of the Company (as defined below) included in this Annual Report on Form 10-K, which descriptions are hereby incorporated herein by reference. The following discussion should be read in conjunction with such Consolidated Financial Statements and Notes thereto.


FORWARD LOOKING INFORMATION

Forward looking statements contained in this Annual Report on Form 10-K may include certain forward-looking information statements, within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates" and "should" and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward looking statements made by General Growth Properties, Inc. ("General Growth"), its Operating Partnership (as defined below) and Subsidiaries (collectively, the "Company")and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions, interest rate trends, cost of capital and capital requirements, availability of real estate properties, competition from other companies and venues for the sale/distribution of goods and services, shifts in customer demands, tenant bankruptcies, changes in operating expenses, including employee wages, benefits and training, governmental and public policy changes, changes in applicable laws, rules and regulations (including changes in tax laws), and the continued availability of financing in the amounts and at the terms necessary to support the Company's future business.


GENERAL

General Growth Properties, Inc. was formed in 1986 by Martin Bucksbaum and Matthew Bucksbaum (the "Original Stockholders"). On April 15, 1993, an initial public offering (the "IPO") of the common stock (the "Common Stock") of General Growth Properties, Inc. and certain related transactions were completed. In connection with the IPO, General Growth Properties, Inc. (as general partner) and the Original Stockholders (as limited partners) formed GGP Limited Partnership (the "Operating Partnership"). As a result of the IPO



                                    2 of 44
and related transactions, the Company owned 100% of twenty-one enclosed mall shopping centers. During May of 1995, General Growth completed a follow-on stock offering of 4,500,000 shares of Common Stock. General Growth issued 3,451,783 shares of Common Stock during 1996 in connection with various acquisitions. In the third quarter of 1997 General Growth sold an additional 4,927,680 shares of Common Stock in two separate transactions. During June 1998, General Growth completed a public offering of 13,500,000 depositary shares (the "Depositary Shares"), each representing 1/40 of a share of 7.25% Preferred Income Equity Redeemable Stock, Series A, par value $100 per share ("PIERS"), of General Growth. During November 1998, General Growth adopted a shareholder's rights plan as more fully described in Note 1.

As of December 31, 1998, the Company owned 100% of fifty-one enclosed mall shopping centers (the "Wholly-Owned Centers"); 51% of the stock of GGP/Ivanhoe, Inc. ("GGP/Ivanhoe"), 50% of each of two enclosed mall shopping centers, Quail Springs Mall and Town East Mall, and 51% of the stock of GGP Ivanhoe III, Inc. ("GGP Ivanhoe III") (collectively the "Property Joint Ventures"); approximately 38.2% of the stock of GGP/Homart, Inc. ("GGP/Homart") and a non-voting preferred stock interest in General Growth Management, Inc. ("GGMI"). The fifty-one 100% owned enclosed mall shopping centers, the 51% ownership interest in the two centers owned by GGP/Ivanhoe, the 51% ownership interest in the six centers owned by GGP Ivanhoe III, and the 50% ownership interest in both Quail Springs Mall and Town East Mall comprise the "GGP Centers". On December 31, 1998, General Growth Properties, Inc. owned an approximate 66% general partnership interest in the Operating Partnership, and various minority holders, including the Original Stockholders and subsequent contributors of properties to the Company, owned the remaining 34% limited partnership interest. See Item 7 and the Consolidated Financial Statements and Notes included in Item 8 of this Annual Report on Form 10-K for certain financial and other information required by this Item 1.

On February 11, 1994, the Company acquired 40% of the outstanding stock of CenterMark Properties, Inc. ("CenterMark") for approximately $182.0 million in cash. CenterMark owned interests in sixteen enclosed mall shopping centers, three power centers and certain other real estate. On December 19, 1995, the Company sold a portion of its interest in CenterMark for $72.5 million and granted the buyer an option to purchase its remaining interest. Pursuant to such option, the Company's remaining interest was sold in two transactions with $87.0 million received on July 1, 1996 and $130.5 million received on January 2, 1997.

On December 22, 1995 the Company, jointly with four other investors, acquired 100% of the stock in GGP/Homart which owned substantially all of the regional mall assets and liabilities of Homart Development Co., an indirect wholly-owned subsidiary of Sears, Roebuck & Co. The Company acquired approximately 38.2% of GGP/Homart for approximately $178 million including certain transaction costs. All of the stockholders of GGP/Homart committed to contribute up to $80.0 million of additional capital and as of December 31, 1997 this commitment had been fulfilled. At December 31, 1998 GGP/Homart owned interests in twenty-three shopping centers (the "Homart Centers"). Together, the GGP Centers and the Homart Centers comprise the "Company Portfolio" or the "Portfolio Centers".



                                    3 of 44

On December 22, 1995, GGP Management, Inc. ("GGP Management") was formed to manage, lease, develop and operate enclosed malls. The Operating Partnership owned 100% of the non-voting preferred stock ownership interest in GGP Management representing 95% of the equity interest. Key employees of the Company held the remaining 5% ownership interest therein in the form of common stock entitled to all of the voting rights in GGP Management. In August of 1996, GGP Management acquired GGMI through arm's length negotiations for approximately $51.5 million, which was accounted for as a purchase, by completing the following steps: GGP Management borrowed approximately $39.9 million from the Operating Partnership, and used the loan proceeds to acquire 1,555,855 newly-issued shares of Common Stock from the Company. GGP Management then exchanged the 1,555,855 shares of Common Stock and 453,791 Operating Partnership Units (contributed by the Operating Partnership) for 100% of the outstanding shares in GGMI. GGP Management was then merged into GGMI with GGMI as the surviving entity.

The Operating Partnership currently holds all of the non-voting preferred stock ownership interest in GGMI representing 95% of the equity interest. Certain key employees of the Company hold the remaining 5% equity interest through ownership of 100% of the common stock which is entitled to all voting rights in GGMI. GGMI cannot distribute funds until its available cash flow exceeds all accumulated preferred dividends owed to the preferred stockholder. As of December 31, 1998, no such distributions by GGMI have been made. Any dividends in excess of the preferred cumulative dividend are allocated 95% to the preferred stockholder and 5% to the common stockholders. The interest only loan from the Operating Partnership to GGMI bears interest at 14% and matures in 2016. GGMI may make principal payments on the loan if it has sufficient cash flow. GGMI manages, leases, and performs various other services for the Portfolio Centers and other properties owned by unaffiliated parties.

On September 17, 1997, GGP/Ivanhoe indirectly acquired both The Oaks Mall in Gainesville, Florida and Westroads Mall in Omaha, Nebraska. The purchase price for the two properties was approximately $206,000 of which $125,000 was financed through property level indebtedness. The Company contributed approximately $43,700 for its 51% ownership interest in GGP/Ivanhoe. Ivanhoe, Inc. of Montreal, Canada ("Ivanhoe") owns the remaining 49% ownership interest in GGP/Ivanhoe.

On July 23, 1998, effective as of June 30, 1998, GGP Ivanhoe III acquired the U.S. Prime Property, Inc. ("USPPI") portfolio through a merger of a wholly-owned subsidiary of GGP Ivanhoe III into USPPI. The common stock of GGP Ivanhoe III, which will elect to be taxed as a REIT, is owned 51% by the Company and 49% by Ivanhoe. The aggregate consideration paid pursuant to the merger agreement was approximately $625,000 (less certain adjustments, including a credit of approximately $64,000 for outstanding mortgage indebtedness and accrued interest thereon as well as credits for tenant allowances, construction costs, commissions, due diligence items and certain miscellaneous items). The acquisition was financed with a $392,000 interim loan, which becomes due July 1, 1999, and capital contributions from the Company and the joint venture partner in proportion to their respective stock ownership. The properties acquired include Landmark Mall in Alexandria, Virginia; the Mayfair Mall and adjacent office buildings in Wauwatosa (Milwaukee), Wisconsin; the Meadows Mall in Las Vegas, Nevada; the Northgate



                                    4 of 44

Mall in Chattanooga, Tennessee; Oglethorpe Mall in Savannah, Georgia; and the Park City Center in Lancaster, Pennsylvania. The properties acquired are currently managed by GGMI.


BUSINESS OF THE COMPANY

The Company is primarily engaged in the ownership, operation, management, leasing, acquisition, development, expansion and financing of enclosed mall shopping centers in the United States. Most of the shopping centers in the Company Portfolio are strategically located in major and middle markets where they have strong competitive positions. A detailed listing on page 17 of this report contains information on each enclosed mall shopping center in the Company Portfolio including location, year opened, square footage, anchors, and anchor vacancies. The Company Portfolio's geographic diversification should mitigate the effects of regional economic conditions and local factors.

The Company makes all key strategic decisions for the Portfolio Centers. However, in connection with the Homart Centers and the properties owned by the Property Joint Ventures, such strategic decisions are made jointly with the respective stockholders or joint venture partners. The Company is also the asset manager of the Portfolio Centers, executing the strategic decisions and overseeing the day-to-day activities performed by GGMI. GGMI performs day-to-day property management functions including leasing, construction management, data processing, maintenance, accounting, marketing, promotion and security pursuant to the management agreements. As of December 31, 1998 GGMI was the property manager for all of the GGP Centers and twenty of the Homart Centers. Certain joint venture partners of GGP/Homart managed the other three Homart Centers.

The majority of the income from the Portfolio Centers is derived from rents received through long term leases with retail tenants. The long-term leases require the tenants to pay base rent which is a fixed amount specified in the lease. The base rent is often subject to scheduled increases defined in the lease. Another component of income is percentage rent. Percentage rent is paid by the tenant if their sales exceed an agreed upon minimum annual amount. Percentage rent is calculated by multiplying the sales in excess of the minimum annual amount by a percentage defined in the lease. Long-term leases generally contain a provision for the lessor to recover certain expenses incurred in the day-to-day operations including common area maintenance and real estate taxes. The recovery is generally related to the tenant's pro-rata share of space in the property.

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




                                    5 of 44

ACQUISITIONS

The Company continues to seek properties for acquisition that make financial sense. In 1998, the Company acquired 100% ownership interests in fifteen regional malls and partial ownership interests in six additional regional malls for an aggregate investment by the Company of approximately $1,709.9 million. The following is a summary description of the acquisitions made by the Company since December 31, 1997.

During the second quarter of 1998 the Company acquired a 100% ownership interest in ten properties: Southwest Plaza in Denver, Colorado; Northbrook Court in Northbrook (Chicago), Illinois; The Apache Mall in Rochester, Minnesota; the Boulevard Mall in Las Vegas, Nevada; the Cumberland Mall in Atlanta, Georgia; the McCreless Mall in San Antonio, Texas; the Northridge Fashion Center in Northridge (Los Angeles), California; the Regency Square Mall in Jacksonville, Florida; the Riverlands Shopping Center in LaPlace, Louisiana and the Valley Plaza Mall in Bakersfield, California. The latter eight properties were acquired in one transaction and previously comprised the U.S. retail portfolio of MEPC plc, a United Kingdom based real estate company. The aggregate consideration paid for the ten properties was approximately $1,132 million (subject to prorations and certain adjustments). On July 23, 1998, effective as of June 30, 1998, GGP Ivanhoe III acquired through a merger of a wholly-owned subsidiary of GGP Ivanhoe III with and into USPPI, the following six properties directly or indirectly: the Landmark Mall in Alexandria, Virginia; the Mayfair Mall and adjacent office buildings in Wauwatosa (Milwaukee), Wisconsin; the Meadows Mall in Las Vegas, Nevada; the Northgate Mall in Chattanooga, Tennessee; Oglethorpe Mall in Savannah, Georgia and the Park City Center in Lancaster, Pennsylvania. The total consideration paid for these properties was approximately $625 million. The Company owns 51% of the ownership interest in GGP Ivanhoe III for an investment of approximately $91.3 million.

During the third quarter of 1998, the Company acquired 100% ownership of the following four properties: Coastland Center in Naples, Florida, Spring Hill Mall in West Dundee (Chicago), Illinois, Pierre Bossier Mall in Bossier City (Shreveport), Louisiana and Altamonte Mall in Orlando, Florida. The aggregate consideration paid for the four properties was approximately $460.2 million (subject to prorations and certain adjustments).

During the fourth quarter of 1998, the Company acquired a 100% ownership interest in Mall St. Vincent located in Shreveport, Louisiana on October 21, 1998 for an aggregate consideration of approximately $26.4 million.

On January 11, 1999, the Company acquired a 100% ownership interest in the Crossroads Mall in Kalamazoo, Michigan for an aggregate purchase price of approximately $68 million.

The Company's management feels that it has a competitive advantage with respect to the past and future acquisition of enclosed mall shopping centers for the following reasons:

    - The funds necessary for a cash acquisition of a shopping center can be obtained by the Company from a combination of sources, including



                                    6 of 44
         mortgage or unsecured financing or the issuance of public debt or equity.

    - The Company has the flexibility to pay for an acquisition with a combination of cash, Preferred or Common Stock or common units of limited partnership interest in the Operating Partnership (the "Units"). This creates the opportunity for tax-advantaged transactions for the seller.

    - Management's expertise allows it to evaluate proposed acquisitions for their increased profit potential. Additional profit can originate from many sources including expansions, remodeling, re-merchandising, and more efficient management of the property.


DEVELOPMENT

The Company intends to pursue development when warranted by the potential financial returns. Coral Ridge Mall in Coralville (Iowa City), Iowa was completed and opened in July of 1998. The Company is currently developing enclosed shopping centers in Grandville (Grand Rapids), Michigan and Frisco (Dallas), Texas.

Coral Ridge Mall is a 1,200,000 square foot enclosed regional mall that includes five department store anchors, two big box retailers, a theater, an ice arena, a children's museum and approximately 200,000 square feet of Mall Store space. Coral Ridge was 100% leased at its grand opening.

Rivertown Crossings in Grandville, Michigan, will consist of approximately 1,100,000 square feet and is currently scheduled to open in November of 1999. As of December 31, 1998 approximately $45 million has been spent of an estimated total cost of $135 million. The funding for the development of this project comes primarily from the Company's line of credit facility and retained cash flow of the Company.

The Company broke ground on the construction of the Stonebriar Mall at the Bridges in Frisco, Texas in October 1998. This 1,300,000 square foot enclosed mall shopping center, upon its scheduled completion in July of 2000, will initially feature five department store anchors, a 24 screen AMC theater, approximately 350,000 square feet of Mall Stores and up to 150,000 square feet of big box or large format retailers. Plans also include a possible second phase expansion to include two additional department stores. As of December 31, 1998, approximately $26 million of an estimated $145 - $175 million construction cost has been spent, primarily funded by the Company's line of credit facility and retained cash flow.


EXPANSIONS AND RENOVATIONS

Most of the Portfolio Centers were designed to allow for expansion and growth through the addition of new Anchors or Mall and Freestanding Stores. During 1998, 41 major projects were announced or completed. The expansion and renovation of a Portfolio Center often increases customer traffic, trade area penetration and typically improves the competitive position of the property.



                                    7 of 44

Four of the larger renovation and expansion projects are the renovation and expansion of, Chapel Hills Mall, Neshaminy Mall, Market Place Mall and Park Mall as described below:

Chapel Hills Mall, a 1,159,187 square foot center, located in Colorado Springs, Colorado completed an extensive renovation in the spring of 1998. The project included adding a 203,000 square foot Dillards, an enlarged food court, a renovation of the Sears store, an ice arena, a play area and other amenities.

Neshaminy Mall, located in Bensalem, Pennsylvania, a suburb of Philadelphia, and previously a 945,779 square foot enclosed mall, completed an expansion project in September 1998. The project consisted of a 24 screen AMC Theatre and approximately 20,000 square feet of Mall Store space.

Market Place Mall is currently an 821,117 square foot enclosed mall anchored by Sears, Bergner's and JCPenney. The mall, located in Champaign, Illinois, is in the preliminary phase of a renovation and expansion project consisting of a new 150,000 square foot Famous-Barr department store, approximately 43,000 square feet of additional Mall Store space, a new food court, a new service center and other customer amenities. The renovation and expansion is projected to open in late 1999.

Park Mall, an 848,325 square foot center located in Tucson, Arizona is undergoing a remodel and expansion to 1,350,000 square feet. The mall will initially add a completely retrofitted Dillards to the existing anchors of Macy's and Sears. The project will add a food court, a multiplex theater and an outdoor plaza for fine dining, and is expected to be completed during 2000.


THE PORTFOLIO CENTERS

As used herein, the term "GLA" refers to gross leaseable retail space, including anchors and mall tenant areas; the term "Mall GLA" refers to gross retail space, excluding anchors; the term "Anchor" refers to a department store or other large retail store; the term "Mall Stores" refers to stores (other than anchors) that are typically specialty retailers who lease space in shopping centers; and the term "Freestanding GLA" means gross leaseable area of freestanding retail stores in locations that are not attached to the primary complex of buildings that comprise an enclosed mall shopping center.

All of the eighty-four Portfolio Centers are shopping centers with at least one major department store as an Anchor and a wide variety of smaller Mall Stores. Most of the Portfolio Centers have three or four Anchors and additional Freestanding Stores. Each Portfolio Center provides ample parking for shoppers. The Portfolio Centers:

    - Range in size between approximately 190,000 and 1,510,000 square feet of total GLA and between approximately 125,000 and 765,000 square feet of Mall and Freestanding GLA. The smallest Portfolio Center has approximately 20 stores, and the largest has over 160 stores;


                                    8 of 44

    - Have approximately 334 Anchors, operating under approximately 59 trade names; and

    -    Have approximately 8,500 Mall and Freestanding Stores.

The average size of the eighty-four Portfolio Centers is approximately 855,000 square feet of GLA, including all Anchors, Mall Stores and Freestanding Stores. The average Mall and Freestanding GLA per Portfolio Center is approximately 345,000 square feet.

As of December 31, 1998, the GGP Centers contain approximately 50.1 million square feet of GLA consisting of Anchors (whether owned or leased), Mall Stores and Freestanding Stores. The Homart Centers contain approximately 20.8 million square feet of GLA.

The Company's share of total revenues from the Portfolio Centers and GGMI increased to $627.9 million in 1998 from $448.3 million in 1997. No single Portfolio Center generated more than 7% of the Company's total 1998 pro rata revenues. In 1998, total Mall Store sales from the Portfolio Centers increased by approximately 11.0% in comparison to the total Mall Store sales in 1997.

The table below shows tenants, by trade name, with more than .75% of annualized effective rents as compared to consolidated effective rents on an annualized basis in the Wholly-Owned Centers at December 31, 1998. In addition, management believes that similar percentages existed in the Portfolio Centers as of December 31, 1998.


                                                 % of Total
Tenant Name                                   Annualized Rents
------------                                  ----------------

JCPenney                                           1.90%
Sears                                              1.79%
Gap                                                1.62%
Victoria's Secret(2)                               1.33%
Lane Bryant(2)                                     1.18%
Footlocker(1)                                      1.08%
Express (2)                                        0.97%
Kay-Bee Toys                                       0.97%
B. Dalton Bookseller                               0.87%
Champs Sports(1)                                   0.87%
Lerner New York(2)                                 0.86%
Macy's                                             0.83%
The Limited (2)                                    0.79%

(1) Under common ownership by Venator Group, Inc.
(2) Under common ownership by The Limited, Inc.



                                    9 of 44

MALL AND FREESTANDING STORES

The Portfolio Centers have a total of approximately 8,500 Mall and Freestanding Stores. The following table reflects the tenant representation by category in the Wholly-Owned Centers as of December 31, 1998. In addition, management believes that similar tenant representation by category existed in the Portfolio Centers as of December 31, 1998.

                     % Of Sq. Ft. in
Tenant Categories  Wholly-Owned Centers  Types of Tenants/Products Sold
------------------ --------------------  -------------------------------------

Specialty                 22%            Photo studios and development, beauty
                                         and nail salons, pharmacy and sundries,
                                         variety stores, pet stores, newsstands,
                                         jewelry repair, shoe repair, tailor,
                                         video games, sporting goods, shops for
                                         home/bath/ kitchen, rugs, fabric
                                         stores, beds/ waterbeds, luggage,
                                         perfume, tobacco, toys, arcades,
                                         cameras, sunglasses, books
Women's Apparel           19%            Women's apparel
Apparel                   14%            Unisex apparel, children's
                                         apparel, lingerie, formalwear
Shoes                     13%            Shoes
Food                       9%            Restaurant, food court
Gifts                      6%            Cards, candles, engraving stores,
                                         other gift or novelty
Music/Electronics          6%            Music, electronics, computer and
                                         software, video rental
Sporting Goods             4%            Sports apparel, sports and
                                         exercise equipment
Jewelry                    3%            Fine jewelry and costume jewelry
Men's Apparel              2%            Men's apparel
Specialty Food             2%            Candy, coffee, nuts, chocolate,
                                         health food/vitamins
                         ----
Total                    100%

Specialty tenants include Mastercuts, One Hour Photo, California Nails, Lechter's, Kay-Bee Toys, Dollar Tree, Lemstone Books and many others. Typical tenants in the Women's Apparel category include the Limited, Casual Corner, Lane Bryant and Victoria's Secret. The Apparel category typically includes Gap, Eddie Bauer, American Eagle, Old Navy and Gymboree. The Shoes category often includes tenants such as Footlocker and Payless Shoesource. The Food category typically includes restaurants such as Ruby Tuesday, fast food restaurants such as Arby's, and food court tenants such as Sbarro. Typical tenants in the Gifts Category include Disney, Things Remembered, Kirlin's Hallmark and Spencer Gifts. The Music/Electronics category includes tenants such as Camelot Music, Radio Shack, Suncoast Pictures and Waldensoftware. Sporting Goods include tenants such as Champs, Big 5 Sports and Scheel's Sports. Jewelry tenants typically include Zales, Friedman's Jewelers and Kay Jewelers. The Men's Apparel category includes tenants such as J. Riggins and



                                    10 of 44

Nicks for Men. Specialty Food tenants often include General Nutrition Center, Mr. Bulky, and Barnie's Coffee and Tea Company.


COMPETITION

The Portfolio Centers compete with numerous shopping alternatives in seeking to attract retailers to lease space as retailers themselves face increasing competition from discount shopping centers, outlet malls, discount shopping clubs, direct mail, internet sales and telemarketing. The nature and extent of competition varies from property to property within the Company Portfolio. Below is a description of the type of competition that three of the Portfolio Centers face from other retail locations within their trade area.

Oakwood Mall is a 786,000 square foot enclosed regional shopping center located in Eau Claire, Wisconsin. The mall is the region's dominant retail center in a trade area that spans 13 counties. Eau Claire, the largest city in west central Wisconsin, has a diverse economic base consisting of manufacturing, high-tech, agriculture, higher education, and health care. The mall attracts many younger shoppers because of its proximity to the large college population in the community. The mall currently has five anchor tenants: Dayton's, JCPenney, Scheel's Allsports, Sears, and Target. The mall has over 100 mall shops with national retailers such as Gap, Eddie Bauer, The Disney Store, Victoria's Secret, and Helzbergs. The mall's food court includes 10 restaurants and seating capacity for 550 people. Carmike Cinemas expanded from 6 to 12 screens in November of 1997. Oakwood Mall's shopping center competition within its trade area is limited to London Square Mall, located one mile north of the center. London Square Mall is a 550,000 square foot shopping center with two anchors:
Younkers and TJ Maxx. The third anchor space is vacant. London Square Mall opened in 1971 and was renovated in 1992. Currently its non-anchor space is approximately 10% leased. No plans have been announced for redevelopment. Several retailers have closed and moved to Oakwood, including Sears, Kitchen Collections, and Famous Footwear. The mall also faces competition from discounters/category killers such as Kohl's, Wal-Mart, Sam's Club, Best Buy, and Border's, all of which are located within one mile of the center.

Valley Plaza Mall is a single-level, 1,100,000 square foot shopping center located in Bakersfield, California, approximately 110 miles north of Los Angeles. The mall contains 147 mall shops, five anchor department stores and one outparcel. It is the largest and most dominant mall in the San Joaquin Valley. The mall is anchored by Macy's, Gottschalks, JCPenney, Sears and Robinson's-May. A new 16-screen Pacific Theater is scheduled to open in May 1999 which will be complemented by two new full-service restaurants, one of which, Pizzeria Uno, opened in August 1998. Valley Plaza's only significant mall competition is East Hills Mall, a single-level, 410,000 square foot, enclosed mall anchored by Gottschalk's, Harris and Mervyn's. East Hills Mall, built in 1988, is struggling due to Valley Plaza's stronger position in the market. East Hills is approximately 7 miles northeast of Valley Plaza. The secondary competition for Valley Plaza consists of discount retailers.

Coastland Mall is a 926,000 square foot, single-level, regional shopping center located in Naples, Florida. Located just north of downtown Naples at the southeast corner of the intersection of Tamiami Trail (US Route 41) and Golden Gate Parkway (State Route 886), Coastland is anchored by Burdines, Dillard's, Sears and JCPenney as well as over 149 mall shops. Coastland is the only enclosed regional shopping center in Naples, is the only enclosed mall within 35 miles and is the largest retail venue in the area. Coastland's primary competition is from a number of smaller centers that have an open-air format to take advantage of the warm climate. These centers typically target




                                    11 of 44
tourists and do not offer a broad selection of merchandise or price points. Examples of such centers in Coastland's trade area include: Waterside Shops at Pelican Bay, Village on Venetian Bay, Coral Isle Factory Shops and Old Naples. Waterside Shops at Pelican Bay is an open-air center located three miles north of Coastland at the intersection of Tamiami Trail and Pine Ridge Road. The center is anchored by two small (45,000 square foot) resort-format department stores, Saks Fifth Avenue and Jacobsons. The single-level center, which opened in 1992, contains 50 in-line tenants, most of which are upscale and offer high price point merchandise. The center caters to tourists and high-end consumers and is not considered directly competitive to Coastland Center. Village on Venetian Bay is located on Gulf Shore Boulevard in Naples and has no anchor stores. The center is built along the water and has extremely upscale boutiques and restaurants. The center caters primarily to seasonal residents and tourists. Coral Isle Factory Shops is a 105,000 square foot strip center located 15 miles southeast of Coastland. Coral Isle offers discount merchandise and caters to a value-oriented customer. Because of its distance and discount-orientation, it does not pose a significant competitive threat to Coastland. Old Naples refers to the boutiques and restaurants that line the streets of the historic district in downtown Naples. The majority of these shops are located along Fifth Street and Third Avenue. Old Naples is located three miles south of Coastland, but does not compete effectively because of traffic congestion, lack of anchors, and the lack of a coordinated marketing plan. This area also caters to tourists and seasonal residents. Coastland's only notable regional mall competitor is Edison Mall, a 637,000 square foot, enclosed, single level shopping center located 35 miles north in Fort Myers. Due to its distance, it provides only limited competition within Coastland's trade area.


ENVIRONMENTAL MATTERS

Under various federal, state and local laws and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. In connection with its ownership and operation of the Portfolio Centers, General Growth, the Operating Partnership or the relevant property venture through which the property is owned, may be potentially liable for such costs.

All of the Portfolio Centers have been subject to Phase I environmental assessments, which are intended to discover information regarding, and to evaluate the environmental condition of, the surveyed and surrounding properties. The Phase I assessments included a historical review, a public records review, a preliminary investigation of the site and surrounding properties, screening for the presence of asbestos, polychlorinated biphenyls ("PCBs") and underground storage tanks and the preparation and issuance of a written report, but do not include soil sampling or subsurface investigations. Where the Phase I assessment so recommended, a Phase II assessment was conducted to further investigate any issues raised by the Phase I assessment. In each case where Phase I and/or Phase II assessments resulted in specific recommendations for remedial actions, management has either taken or scheduled the recommended action.




                                    12 of 44

Neither the Phase I nor the Phase II assessments have revealed any environmental liability that the Company believes would have a material effect on the Company's business, assets or results of operations, nor is the Company aware of any such liability. Nevertheless, it is possible that these assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Portfolio Centers will not be affected by tenants and occupants of the Portfolio Centers, by the condition of properties in the vicinity of the Portfolio Centers (such as the presence of underground storage tanks) or by third parties unrelated to the Company.


EMPLOYEES

As of March 19, 1999, the Company and GGMI had approximately 3,267 full-time employees. Certain employees at three of the Portfolio Centers within the Company Portfolio are subject to collective bargaining agreements and the Company has not experienced a labor-related work stoppage at any of its Centers.


INSURANCE

The Company has comprehensive liability, fire, flood, earthquake, extended coverage and rental loss insurance with respect to the Portfolio Centers. The Company's management believes that all of the Portfolio Centers described herein which are owned by the Company, in whole or in part, are adequately covered by insurance.


QUALIFICATION AS A REAL ESTATE INVESTMENT TRUST AND TAXABILITY OF DISTRIBUTIONS

The Company currently qualifies as a real estate investment trust pursuant to the requirements contained under Sections 856-858 of the Internal Revenue Code of 1986, as amended (the "Code"). If, as the Company contemplates, such qualification continues, the Company will not be taxed on its real estate investment trust taxable income. During 1998, the Company distributed (or was deemed to have distributed) 100% of its taxable income to stockholders. Cash distributions in the amount of $1.86 per share were paid in 1998, of which $1.82 (98%) was ordinary income and $0.04 (2%) was long-term capital gain from sales of property, based on the taxable income of the Company.


ITEM 2.  PROPERTIES

The Company's investment in real estate as of December 31, 1998 consisted of its interest in the Portfolio Centers, developments in progress and certain other real estate. In most cases, the land underlying the Portfolio Centers is also owned by the Company; however, at a few of the GGP Centers, all or



                                    13 of 44
part of the underlying land is owned by a third party that leases the land pursuant to a ground lease as described below.


  LEASING

The Portfolio Centers average Mall Store rent per square foot from leases that expired in 1998 was $23.90. As a result of market rents being higher than the rents under many of the expiring leases, the average Mall Store rent per square foot on new and renewal leases during 1998 was $27.26, or $3.36 per square foot more than the above-indicated average for expiring leases. Below is a schedule of the lease expirations over the next five years.



                                    14 of 44

                               PORTFOLIO CENTERS
                       FIVE YEAR LEASE EXPIRATION SCHEDULE

           All Expirations                        Expirations @ Share(1)
       Base Rent      Sq.Ft.  Rent/Sq.Ft.   Base Rent    Sq.Ft.   Rent/Sq.Ft.

GGP Centers
1999  $23,939,049  1,187,423   $20.16     $20,817,945   1,037,327    $20.07
2000   23,196,932    978,340    23.71      19,853,701     862,953     23.01
2001   25,619,764  1,121,864    22.84      22,527,000     993,266     22.68
2002   32,230,172  1,355,223    23.78      28,275,037   1,189,607     23.77
2003   31,016,239  1,386,620    22.37      27,516,518   1,249,433     22.02
     ------------  ---------  -------    ------------   ---------    ------
      136,002,156  6,029,470    22.56     118,990,201   5,332,586     22.31
     ------------  ---------  -------    ------------   ---------    ------

Homart Centers
1999    9,199,009    489,184    18.80       2,526,923     139,940     18.06
2000   16,981,735    532,804    31.87       4,260,490     146,852     29.01
2001   10,939,530    383,924    28.49       3,086,783     113,912     27.10
2002   13,176,067    414,190    31.81       4,095,315     131,014     31.26
2003   20,281,142    689,202    29.43       5,946,559     205,726     28.91
     ------------  ---------  -------    ------------   ---------    ------
       70,577,483  2,509,304    28.13      19,916,070     737,444     27.01
     ------------  ---------  -------    ------------   ---------    ------

Portfolio Centers
1999   33,138,058  1,676,607    19.76      23,344,868   1,177,267     19.83
2000   40,178,667  1,511,144    26.59      24,114,191   1,009,805     23.88
2001   36,559,294  1,505,788    24.28      25,613,783   1,107,178     23.13
2002   45,406,239  1,769,413    25.66      32,370,352   1,320,621     24.51
2003   51,297,381  2,075,822    24.71      33,463,077   1,455,159     23.00
     ------------  ---------  -------    ------------   ---------    ------
     $206,579,639  8,538,774  $ 24.19    $138,906,271   6,070,030     22.88
     ============  =========  ========   ============   =========    ======

(1) Expirations at share reflect the Company's direct or indirect ownership interest in a joint venture.


  COMPANY PORTFOLIO DEBT

At December 31, 1998, the Company had direct or indirect ("pro rata") mortgage debt of approximately $3,346,124,000. The ratio of consolidated pro rata floating rate debt to total pro rata debt was 28.9% at December 31, 1998. Although there was an increase in the percentage of floating rate debt, the consolidated pro rata weighted average interest rate on the Company's debt was reduced to 6.69% as of December 31, 1998 compared to 7.14% in the prior year. The following table reflects the maturity dates of the Company's pro rata debt and the related interest rates.




                                    15 of 44

                             COMPANY PORTFOLIO DEBT
              MATURITY AND CURRENT AVERAGE INTEREST RATE SUMMARY(a)
                             AS OF DECEMBER 31, 1998
                              (Dollars in Thousands)

            Wholly-Owned             Unconsolidated            Company
              Centers                Properties(b)         Portfolio Debt

                         Current               Current               Current
              Maturing   Average    Maturing   Average    Maturing   Average
Year          Amount(c)    Rate       Amount     Rate       Amount     Rate
----         ----------  -------    ---------  -------    ---------- -------

1999         $  768,000   6.50%     $ 324,654   6.24%     $1,092,654   6.42%
2000            225,000   5.09%        67,135   6.60%        292,135   6.21%
2001            152,000   6.41%            --     --%        152,000   6.41%
2002            183,000   6.00%        25,281   8.72%        208,281   6.33%
2003                  0     --        102,609   7.19%        102,609   7.19%
Subsequent   $1,320,776   6.97%       177,669   7.51%      1,498,445   7.03%
             ----------   ----      ---------   ----      ----------   ----
Totals       $2,648,776   6.66%     $ 697,348   6.83%     $3,346,124   6.69%
             ==========   ====      =========   ====      ==========   ====

Floating     $  612,566   6.22%     $ 354,312   6.20%      $ 966,878   6.21%
Fixed Rate    2,036,210   6.79%       343,036   7.49%      2,379,246   6.89%
             ----------   ----      ---------   ----      ----------   ----

Totals       $2,648,776   6.66%     $ 697,348   6.83%     $3,346,124   6.69%
             ==========   ====      =========   ====      ==========   ====

(a) Excludes principal amortization.
(b) Unconsolidated properties debt reflects the Company's share of debt relating to the properties owned by the Property Joint Ventures and GGP/Homart.
(c) The maturing amount assumes the exercise of the Company's option to extend to July 31, 2000 the maturity date of the $200,000 Credit Facility from its current maturity of July 31, 1999.



                                    16 of 44

   PROPERTY DATA

The following tables set forth certain information regarding the GGP Centers and the Homart Centers as of December 31, 1998. The first table depicts the GGP Centers and the second table depicts the Homart Centers.

                                           GGP CENTERS
                                          TOTAL GLA/MALL
                            YEAR         AND FREESTANDING
NAME OF CENTER/      OPENED/REMODELED           GLA                                         ANCHOR
   LOCATION(1)          OR EXPANDED      (SQUARE FEET)(3)         ANCHORS                  VACANCIES
--------------          ------------     ----------------         -------                  ---------
Altamonte Mall             1974/           1,093,521         Burdine's, Dillard's,            None
 Orlando, FL               1989              414,973         Sears, JCPenney

Apache Mall                1969/             763,169         Dayton's, JCPenney,              None
 Rochester, MN             1990-1992         266,903         Montgomery Ward, Sears

Bayshore Mall              1987/             620,447/        Gottschalks, JCPenney,           None
 Eureka, California        1989              345,466         Sears, Mervyn's

Bellis Fair Mall           1988/             763,448/        The Bon Marche, JCPenney,        None
 Bellingham,               N/A               350,285         Sears, Mervyn's, Target
 Washington

Birchwood Mall             1990/             713,449/        Younkers, JCPenney,              None
 Port Huron,               1991,             287,315         Sears, Target, Hudson's
 Michigan                  1997

The Boulevard Mall         1960/           1,210,050         Dillard's, JCPenney,             None
 Las Vegas, NV             1992              451,027         Macy's, Sears

Capital Mall               1978/             537,700/        Dillard's, JCPenney,             None
 Jefferson City,           1985,1992         308,815         Sears
 Missouri

Century Mall               1975/             726,240/        JCPenney, McRae's                None
 Birmingham, Alabama       1990,1994         237,764         Rich's, Sears

Chapel Hills Mall          1982/           1,166,206/        Foley's, Sears, KMart,           None
 Colorado Springs,         1986/             420,058         Dillard's, Mervyn's, JCPenney
 Colorado                  1998

Coastland Center           1977/             925,954         Burdines, Dillard's,             None
 Naples, FL                1985/1996         335,564         Sears, JCPenney

Colony Square Mall         1981/             547,418/        Lazarus, Elder-Beerman,          None
 Zanesville, Ohio          1987              289,409         JCPenney, Sears

Columbia Mall              1985/             733,447/        Dillard's, JCPenney,             None
 Columbia, Missouri        1987              318,003         Sears, Target



                                    17 of 44


                                            GGP CENTERS
                                           TOTAL GLA/MALL
                              YEAR        AND FREESTANDING
NAME OF CENTER/        OPENED/REMODELED         GLA                                        ANCHOR
   LOCATION(1)            OR EXPANDED     (SQUARE FEET)(3)         ANCHORS                VACANCIES
--------------            ------------    ----------------         -------                ---------
Coral Ridge Mall              1998/           985,943/        Dillard's, Target,             None
 Iowa City, Iowa              N/A             348,905         Younkers, Sears, JCPenney,
                                                              Scheel's

Cumberland Mall               1973/         1,198,440         JCPenney, Macy's, Rich's,      None
 Atlanta, GA                  1989            364,325         Sears

Eagle Ridge Mall              1996/           629,900/        Dillard's, JCPenney,           None
 Winter Haven,                N/A             317,648         Sears
 Florida

Eden Prairie Mall             1976/           861,410/        Sears, Target, Kohl's,         None
 Eden Prairie,                1994            325,602         Carson Pirie Scott
 Minnesota

Fallbrook Mall                1966/         1,018,265/        JCPenney, Target,              None
 West Hills,                  1985            466,251         Kmart, Mervyn's,
 (Los Angeles), California                                    Burlington Coat Factory

Fox River Mall                1984/         1,102,711/        Dayton's, Younkers,            None
 Appleton,                    1991            537,797         JCPenney, Sears, Target
 Wisconsin

Gateway Mall                  1990/           641,245/        The Emporium, Sears,           None
 Springfield/Eugene,          1990            357,980         Target
 Oregon

Grand Traverse Mall           1992/           578,215/        Hudson's, JCPenney,            None
 Traverse City,               N/A             312,866         Target
 Michigan

Greenwood Mall                1979/           774,367/        Famous-Barr, JCPenney,         None
 Bowling Green,               1987            373,744         Sears, Dillard's
 Kentucky

Knollwood Mall                1955/           512,073/        Kohl's, Cub Foods(7)           One
 St. Louis Park,              1981            301,389                                        (7)
 (Minneapolis), Minnesota

Lakeview Mall                 1993/           623,134/        Hudson's,JCPenney,             None
 Battle Creek,                N/A             331,541         Sears
 Michigan

Landmark Mall                 1965/           965,137         Hecht's,JCPenney,Sears         None
 Alexandria, VA               1991            334,131




                                    18 to 44


                                             GGP CENTERS
                                           TOTAL GLA/MALL
                              YEAR        AND FREESTANDING
NAME OF CENTER/        OPENED/REMODELED          GLA                                       ANCHOR
   LOCATION(1)            OR EXPANDED      (SQUARE FEET)(3)         ANCHORS              VACANCIES
--------------            -----------      -------------            -------              ---------
Lansing Mall                 1969/             834,610/        Hudson's, JCPenney,          None
 Lansing, Michigan           N/A               391,208         Mervyn's, Montgomery Ward

Lockport Mall                1971/             345,932/        Montgomery Ward, Hill,       None
 Lockport, New York          1984              125,535         The Bon Ton

Mall St. Vincent             1977/             568,426         Sears, Dillard's             None
 Shreveport, LA              1991              220,426

Mall of the Bluffs           1986/             666,264/        Dillard's, JCPenney,         None
 Council Bluffs, Iowa        1988              352,390         Target, Sears
 (Omaha, Nebraska)

Market Place Mall            1975/             821,135/        Sears, Bergner's,            None
 Champaign, Illinois         N/A               357,984         JCPenney

Mayfair Mall                 1958/           1,265,236         Marshall Fields,             None
 Wauwatosa, WI               1986,1994         765,926         The Boston Store

McCreless Mall               1962/             477,846         Beall's, Montgomery Ward     None
 San Antonio, TX             1997              291,988

Meadows Mall                 1978/             946,444         Dillard's, JCPenney,         None
 Las Vegas, NV               1987,1997         309,591         Macy's, Sears

Natick Mall                  1966/           1,154,701/        Sears, Filene's,             None
 Natick,                     1994              428,039         Lord & Taylor, Macy's
 Massachusetts

Northbrook Court             1976/             915,862         Neiman Marcus,               None
 Northbrook, IL              1995,1996         379,585         Lord & Taylor,
                                                               Marshall Fields

Northgate Mall               1972/             822,268         JCPenney, Proffitt's,        None
 Chattanooga, TN             1991              379,648         Sears

Northridge Fashion           1971/           1,511,433         JCPenney, Macy's,            None
Center                       1995              737,005         Robinson's-May, Sears
 Northridge, CA

Oaks Mall (2)                1978/             907,595/        Dillard's, Burdines,         None
 Gainesville,                N/A               349,728         Sears, JCPenney, Belk
 Florida

Oakwood Mall                 1986/             786,326/        Dayton's, JCPenney,          None
 Eau Claire,                 1991              321,250         Scheel's All Sports, Target,
 Wisconsin                                                     Sears



                                    19 of 44


                                          GGP CENTERS
                                         TOTAL GLA/MALL
                           YEAR         AND FREESTANDING
NAME OF CENTER/      OPENED/REMODELED         GLA                                       ANCHOR
   LOCATION(1)         OR EXPANDED      (SQUARE FEET)(3)         ANCHORS               VACANCIES
--------------        ------------      ----------------         -------               ---------
Oglethorpe Mall         1969/               950,140         Belk, JCPenney, Rich's,       None
 Savannah, GA           1990,1992           413,556         Sears

Park City Center        1970/             1,382,837         The Bon-Ton, Boscov's,        None
 Lancaster, PA          1985,1989           526,500         Kohl's, Sears, JCPenney

Park Mall               1974/               857,638/        Sears, Dillards,              None
 Tucson, Arizona         N/A                339,325         Macy's

Piedmont Mall           1984/               659,935/        Belk, Hills, JCPenney,        None
 Danville, Virginia     1995                187,315         Sears, Belk Men's

Pierre Bossier Mall     1982/               646,480         Dillard's, JCPenney,          None
 Bossier City, LA       1985,1992           264,576         Sears, Service Merchandise,
                                                            Stage

The Pines               1986/               608,126/        Dillard's, JCPenney,          None
 Pine Bluff,            1990                268,417         Sears, Wal-Mart
 Arkansas

Quail Springs (2)       1980/             1,015,028/        Dillard's, Foley's,           None
 Oklahoma City,         1992                327,175         JCPenney, Sears
 Oklahoma

Regency Square Mall     1967/             1,347,751         Dillard's, Belk, JCPenney,    None
 Jacksonville, FL       1982,1992,          536,120         Montgomery Ward, Sears
                        1998

Rio West Mall           1981/               383,429/        Beall's, JCPenney, KMart      None
 Gallup, New Mexico     1991                202,296

River Falls Mall        1990/               744,897/        Bacon's, Wal-Mart,            None
 Clarksville, Indiana   N/A                 399,859         Toys "R" Us
 (Louisville, Kentucky)

River Hills Mall        1991/               647,262/        Herberger's, JCPenney,        None
 Mankato, Minnesota     1996                285,213         Target, Sears

Riverlands Shopping     1965/               183,808         Winn-Dixie                    None
Center                  1984                136,874                                       (4)
 LaPlace, LA

Sooner Fashion          1976/               504,864/        Dillard's, JCPenney,          None
Square                  N/A                 199,910         Sears, Stein Mart,
 Norman, Oklahoma                                           Service Merchandise

Southlake Mall          1976/             1,024,019/        Sears, Rich's, JCPenney,      None
 Morrow, Georgia        N/A                 285,519         Macy's



                                    20 of 44



                                         GGP CENTERS
                                        TOTAL GLA/MALL
                           YEAR        AND FREESTANDING
NAME OF CENTER/     OPENED/REMODELED         GLA                                             ANCHOR
   LOCATION(1)        OR EXPANDED      (SQUARE FEET)(3)             ANCHORS                 VACANCIES
--------------        -----------       ---------------             -------                 ---------
SouthShore Mall         1981/              340,321/           JCPenney, Sears, KMart           None
 Aberdeen,              N/A                150,994
 Washington

Southwest Plaza         1983/            1,243,695            Joslin's, Foley's, Sears,        None
 Littleton, CO          1994,1995          606,518            JCPenney, Montgomery Ward

Spring Hill Mall        1980/            1,023,990            Carson Pirie Scott,              None
 West Dundee, IL        1992,1996          342,410            Kohl's, JCPenney, Sears
                                                              Marshall Field's

Town East Mall (2)      1971/            1,243,994/           Sears, Foley's, JCPenney,        None
 Mesquite, Texas        1986               434,608            Dillard's

Valley Hills Mall       1978/              618,126/           Belk, JCPenney, Sears            None
 Hickory,               1986               205,830
 North Carolina

Valley Plaza Mall       1967/            1,094,253            Gottschalks, JCPenney,           None
 Bakersfield, CA        1986-1988          367,564            Macy's, Robinson's-May, Sears

West Valley Mall        1995/              687,950/           Gottschalks, JCPenney,           None
 Tracy, California      N/A                337,135            Target, Sears,
                                                              Ross Dress for Less

Westwood Mall           1972/              465,570/           Elder-Beerman, JCPenney,         None
 Jackson, Michigan      1993               147,476            Montgomery Ward

Westroads Mall (2)      1968/            1,079,280/           Von Maur, JCPenney,              None
 Omaha, Nebraska        1995               382,870            Younkers, The Jones Store


MALLS UNDER DEVELOPMENT

Rivertown Crossings     1999/            1,239,842/                     (5)                    (5)
 Grand Rapids,          N/A                604,798
 Michigan

Stonebriar Mall         2000/            1,341,728/
 Frisco, Texas          N/A                612,000                      (6)                    (6)


(1) In certain cases, where a Center's location is part of a larger metropolitan area, the metropolitan area is identified in parentheses.
(2) The Company owns 50% of Quail Springs Mall and Town East Mall and 51% of Landmark Mall, Mayfair Mall, Meadows Mall, Northgate Mall, Oaks Mall, Oglethorpe Mall, Park City Center and Westroads Mall.



                                    21 of 44

(3) Includes square footage added in redevelopment/expansion projects.
(4) Winn-Dixie does not occupy its space but is currently paying rent under a lease which expires in October 2002.
(5) Upon completion, this mall will contain up to five major department stores, currently expected to be JCPenney, Kohl's, Hudsons, Sears, and Younkers.
(6) Upon completion, this mall will contain up to five major department stores, currently expected to be Foley's, JCPenney, Sears, Macy's, and Nordstrom.
(7) The Cubs Foods store has a signed lease and is currently under construction with completion expected in the spring of 1999 which will fill the current vacancy.



                                    22 of 44



                                   HOMART CENTERS
                                     OWNERSHIP         TOTAL GLA/MALL
                    YEAR OPENED/    INTEREST %       AND FREESTANDING
NAME OF CENTER/       REMODELED         OF                 GLA                               ANCHOR
 LOCATION(1)        OR EXPANDED     GGP/HOMART        SQUARE FEET(2)      ANCHORS            VACANCIES
--------------      -----------     ----------        --------------      -------            ---------
Arrowhead Towne
 Center                 1993/          33.3             1,130,901/      Dillard's,Mervyn's
 Glendale, Arizona      1996                              392,954       JCPenney,
                                                                        Montgomery Ward,
                                                                        Robinson's-May          None

Bay City Mall           1991/          100                527,273/      Sears, Target,
 Bay City, Michigan     1993                              211,622       Younkers,
                                                                        JCPenney                None

Brass Mill
 Center/Commons         1997/          100              1,044,497/      Sears, Filene's,
 Waterbury,             N/A                               528,884       JCPenney                One

Chula Vista Center      1960/          100                874,827/      Macy's, Sears,
 Chula Vista,           1994                              323,627       Mervyn's,
 California                                                             JCPenney                None

Columbiana Centre       1990/          100                817,847/      Sears, Parisian,
 Columbia               1992                              258,870       Belk, Dillards          None
 South Carolina

Deerbrook Mall          1984/          100              1,197,227/      Sears, Mervyn's,
 Humble, Texas          N/A                               457,634       JCPenney, Macy's
(Houston, Texas)                                                        Foley's                 None

Lakeland Square         1988/           50                904,993/      Sears, Belk,
 Lakeland, Florida      1994                              291,862       JCPenney, Burdines,
                                                                        Dillard's, Mervyn's
                                                                                                None

Moreno Valley Mall      1992/          100              1,035,508/      Sears, JCPenney,
 Moreno Valley,         N/A                               429,974       Robinson's-May,
 California                                                             Harris                  None

Neshaminy Mall          1968/           50                975,469/      Sears, Boscov's,
 Bensalem,              1998                              371,874       Strawbridge             One
 Pennsylvania

Newgate Mall            1981/          100                688,801/      Sears, Mervyn's,
 Ogden, Utah            1994                              278,637       Dillard's, Oshman's
                                                                                                None

New Park Mall           1980/          100              1,131,329/      Sears, Mervyn's,
 Newark, California     1993                              387,865       JCPenney, Macy's,
                                                                        Target                  None



                                    23 of 44


                                     HOMART CENTERS
                                       OWNERSHIP       TOTAL GLA/MALL
                     YEAR OPENED/     INTEREST %      AND FREESTANDING
NAME OF CENTER/       REMODELED           OF                 GLA                                    ANCHOR
 LOCATION(1)         OR EXPANDED      GGP/HOMART        SQUARE FEET(2)           ANCHORS            VACANCIES
--------------       -----------      ----------        --------------           -------            ---------
North Point Mall         1993/           100              1,366,405/          Sears, JCPenney,
 Alpharetta,             N/A                                396,344           Rich's, Dillard's,
(Atlanta), Georgia                                                            Parisian,
                                                                              Lord & Taylor            None

The Parks at
 Arlington               1988/           N/A(3)           1,191,471/          Sears, Dillard's,
 Arlington, Texas        N/A                                360,526           Foley's, JCPenney
                                                                              Mervyn's                 None

The Pavilions at
 Buckland Hills          1990/           N/A(3)             963,120/          Sears, Filene's,
 Manchester,             1994                               327,284           Lord & Taylor,
 Connecticut                                                                  Filene's Home Store,
                                                                              Dick's Sporting
                                                                              Goods, JCPenney          None

Pembroke Lakes Mall      1992/            100             1,063,860/          Sears, Burdine's,
 Pembroke Pines,         N/A                                352,585           Dillard's, Dillard's
 Florida                                                                      (Men's & Home
                                                                              Furnishings)
                                                                              JCPenney                 None

Prince Kuhio Plaza       1985/            100              464,893/           Sears, Liberty House,
 Hilo, Hawaii            N/A                               268,097            JCPenney                 One

Steeplegate Mall         1990/            100               393,787/          Sears, JCPenney,
 Concord,                N/A                                170,237           Steinbach's              One
 New Hampshire

Superstition Springs     1990/           33.3             1,073,726/          Sears, JCPenney,
 East Mesa, Arizona      1994                               367,032           Mervyn's, Dillard's
                                                                              Robinson's-May           None

Tysons Galleria          1988/            100               809,225/          Macy's, Neiman Marcus,
 McLean, Virginia        1997                               297,292           Saks Fifth Avenue
                                                                                                       None

Vista Ridge Mall         1989/             80             1,052,419/          Sears, Dillard's,
 Lewisville, Texas       1991                               379,357           JCPenney, Foley's
                                                                                                       None

Washington Park Mall     1984/            100               351,483/          Sears, Dillard's,
 Bartlesville,           1986                               157,187           JCPenney                 None
 Oklahoma




                                    24 of 44

                                      HOMART CENTERS
                                        OWNERSHIP       TOTAL GLA/MALL
                     YEAR OPENED/      INTEREST %      AND FREESTANDING
NAME OF CENTER/       REMODELED            OF                GLA                                 ANCHOR
 LOCATION(1)         OR EXPANDED       GGP/HOMART       SQUARE FEET(2)         ANCHORS          VACANCIES
--------------       -----------       ----------       --------------         -------          ---------
West Oaks Mall           1996/             100            1,074,223/       Dillard's, Sears,
 Ocoee,                  N/A                                430,741        Parisian,
 (Orlando), Florida                                                        JCPenney               None

The Woodlands Mall       1994/              50            1,178,342/       Sears, Dillard's,
 The Woodlands,          N/A                                350,377        Foley's, JCPenney
 (Houston), Texas                                                          Mervyn's               None

(1) In certain cases where a Center's location is part of a larger metropolitan area, the metropolitan area is identified in parenthesis.
(2) Includes square footage added in redevelopment/expansion projects.
(3) GGP/Homart's participation is subordinated to certain preferred returns to its Joint Venture Partners.


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

The following table indicates the parent company of each Anchor and sets forth the number of stores and square feet owned or leased by each Anchor at the Portfolio Centers as of December 31, 1998.




                                    25 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                                PORTFOLIO ANCHORS
                             AS OF DECEMBER 31, 1998

                                                 Total            Square Feet
Name                                             Stores              (000's)
---------------------------------               -------           -----------

Sears                                               69               9,804

JCPenney                                            68               7,771

Dillard's inc.
  Dillard's                                         34               5,179
  Bacon's                                            1                 187
                                                ------             -------
           Sub-Total Dillard's Inc.                 35               5,366
                                                ------             -------
Dayton Hudson Corporation
  Target                                            15               1,650
  Mervyn's                                          14               1,115
  Marshall Fields                                    3                 692
  Dayton's                                           3                 432
  Hudson's                                           4                 405
                                                ------             -------
    Sub-Total Dayton Hudson Corporation             39               4,294
                                                ------             -------
May Department Stores Company
  Foley's                                            8               1,423
  Robinson's-May                                     5                 802
  Filene's                                           3                 520
  Lord & Taylor                                      4                 460
  Strawbridge's                                      1                 218
  Hecht's                                            1                 198
  Famous-Barr                                        1                 122
  Filene's Home Store                                1                  36
                                                ------             -------
    Sub-Total May Department Stores Company         24               3,779
                                                ------             -------
Federated Department Stores, Inc.
  Macy's                                            12               2,190
  Rich's                                             5                 937
  Burdines                                           5                 676
  The Bon Marche                                     1                 101
  Lazarus                                            1                  50
                                                ------             -------
  Sub-Total Federated Department Stores, Inc.       24               3,954
                                                ------             -------
Saks Incorporated
  Younkers                                           5                 525
  Parisian                                           3                 395
  Carson Pirie Scott                                 2                 268
  Boston Store                                       1                 211
  Bergners                                           1                 154



                                    26 of 44

  McRae,s                                        1                 124
  Saks Fifth Avenue                              1                 120
  Profits                                        1                  91
  Herberger's                                    1                  71
                                            ------             -------
    Sub-Total Saks Incorporated                 16               1,959
                                            ------             -------
Montgomery Ward & Co.                            9               1,095

Belk
  Belk                                           7                 931
  Belk Men's                                     1                  34
                                            ------             -------
     Sub-Total Belk                              8                 965
                                            ------             -------
Boscov                                           2                 405
Kohl's                                           4                 362
KMart                                            4                 357
Gottschalks                                      3                 273
Neiman-Marcus                                    2                 262
The Bon Ton                                      2                 224
Wal-Mart                                         2                 196
Von Maur                                         1                 179
Hills Department Store                           2                 176
Harris                                           1                 150
Scheel's All Sports                              2                 154
Elder-Beerman                                    2                 142
Burlington Coat Factory                          1                 101
Service Merchandise                              2                  93
Dick's Sporting Goods                            1                  80
Beall's                                          2                  56
Steinbach's                                      1                  55
Emporium                                         1                  50
Liberty House                                    1                  50
Winn-Dixie                                       1                  47
Toys "R" Us                                      1                  47
Stein Mart                                       1                  39
Stage                                            1                  35
Ross Dress for Less                              1                  28


  GROUND LEASES

The Company currently leases the land under Rio West Mall, the Northridge Fashion Center, a portion of the Fallbrook Mall land and a portion of the SouthShore and Bayshore parking areas. In addition, Prince Kuhio Plaza, one of the Homart Centers, and the office building owned by GGMI are subject to long-term ground leases. The leases generally contain various purchase options in favor of the Company and typically provide for a right of first refusal in favor of the Company in the event of a proposed sale of the property by the Landlord.

For other information concerning the Portfolio Centers see "Item 1 - Business - Business of the Company" and for additional information concerning the


                                    27 of 44
mortgage debt encumbering the GGP Centers, see Note 5. As stated in Item 1 above, management of the Company believes that each of the properties in the Company Portfolio is adequately insured.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the General Growth's stockholders during the fourth quarter of fiscal 1998.


PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock is listed on the New York Stock Exchange ("NYSE") and trades under the symbol "GGP". As of March 19, 1999, the 39,052,095 outstanding shares of Common Stock were held by approximately 1,107 stockholders of record. The closing price per share of Common Stock on the NYSE on such date was $31.44 per share.

Set forth below are the high and low sales prices per share of Common Stock as reported on the composite tape, and the distributions per share of Common Stock declared for each such period.

       1998                         Price                   Declared
  Quarter Ending            High              Low          Distribution
-----------------       ----------        ---------       --------------
   March 31, 1998         $38.00            $34.88             $.47
   June 30, 1998          $38.63            $34.44             $.47
   September 30, 1998     $38.69            $33.19             $.47
   December 31, 1998      $37.94            $32.88             $.47


       1997                          Price                   Declared
  Quarter Ending            High              Low          Distribution
-----------------       ----------        ---------       --------------
   March 31, 1997         $32.13            $30.25             $.45
   June 30, 1997          $33.75            $31.13             $.45
   September 30, 1997     $37.00            $32.44             $.45
   December 31, 1997      $38.25            $31.81             $.45



                                    28 of 44

       1996                        Price                     Declared
   Quarter Ending          High              Low           Distribution
  ----------------      ----------        ---------       --------------
   March 31, 1996         $24.00            $20.63             $.43
   June 30, 1996          $24.63            $20.63             $.43
   September 30, 1996     $26.00            $23.50             $.43
   December 31, 1996      $32.75            $23.88             $.43

Set forth below is certain information about sales of securities made by the Operating Partnership during the fourth quarter of 1998, which sales were not registered under the Securities Act of 1933, as amended. The sales were all made in connection with the acquisition of the malls and interests therein indicated below, were effected in reliance upon the exemption contained in Section 4 (2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder, and were not underwritten offerings.

                                                             Offering Price or
Date       Issuer     Security    Amount    Purchaser         Consideration
========  ==========  ==========  =======   =============    ================
10/21/98  Operating   Operating   200,052  Harry J. Butler,  Mall St. Vincent
       Partnership(1) Partnership          Mark P. Seally
                      Units                and various trusts
                                           for the benefit
                                           of Seally family members -
                                           (seller of Mall St. Vincent)

(1) Holders of the units sold by the Operating Partnership have the right to require that the Operating Partnership redeem such units for cash; provided, however, that General Growth Properties, Inc. may assume the Operating Partnership's obligations and redeem the units for cash or shares of Common Stock on a one-for-one basis. Pursuant to such rights, 88,871 units were redeemed for cash immediately following the purchase of the property.


ITEM 6.  SELECTED FINANCIAL DATA
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

The following table sets forth selected financial data for the Company and should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report on Form 10-K.

                        1998         1997        1996        1995       1994
                        ----         ----        ----        ----       ----
OPERATING DATA
Revenue                $426,576   $291,147    $217,405     $167,396  $152,583
Operating Expenses      151,784    109,677      75,954       63,968    63,118
Depreciation             75,227     48,509      39,809       30,855    28,190
  and Amortization
Interest Expense,Net    109,840     70,252      66,439       46,334    42,995
Equity in Net Income
  of Unconsolidated
  Affiliates             11,067     19,344      17,589        9,274     6,096



                                    29 of 44


                               1998        1997         1996          1995        1994
                               ----        ----         ----          ----        ----
Net gain on sales
  including CenterMark
  in 1997, 1996 and 1995     $    196  $    58,647   $   43,821   $   33,397   $       --
                             --------  -----------   ----------   ----------   ----------
Income Before Minority
  Interest                    100,988      140,700       96,613       68,910       24,376
Minority Interest             (29,794)     (49,997)     (34,580)     (25,856)      (9,518)
                             --------  -----------   ----------   ----------   ----------
Income Before
  Extraordinary Items          71,194       90,703       62,033       43,054       14,858
Extraordinary Item             (4,749)      (1,152)      (2,291)          --         (693)
                             --------  -----------   ----------   ----------   ----------
Net Income                     66,445       89,551       59,742       43,054       14,165
                             --------  -----------   ----------   ----------   ----------
Convertible Preferred
  Stock Dividends             (13,433)          --           --           --           --
Net Income available
  to common stockholders     $ 53,012  $    89,551   $   59,742   $   43,054   $   14,165
                             ========  ===========   ==========   ==========   ==========

Earnings Before
  Extraordinary Item
  Per Share - Basic              1.60         2.78         2.20         1.69          .65
Earnings Before
  Extraordinary Item
  Per Share - Diluted            1.59         2.76         2.20         1.69          .65
Net Earnings
  Per Share - Basic              1.46         2.75         2.12         1.69          .62
Net Earnings
  Per Share - Diluted            1.46         2.73         2.12         1.69          .62
Distributions Declared
  Per Share                      1.88         1.80         1.72         1.66         1.58


                               1998        1997           1996        1995        1994
                               ----        ----           ----        ----        ----
CASH FLOW DATA
Operating Activities      $   101,381  $    85,716   $   67,202   $   60,660   $   48,936
Investing Activities       (1,491,475)    (167,029)     (29,285)    (469,204)    (145,253)
Financing Activities        1,383,826       91,264      (40,268)     421,225       96,380

FUNDS FROM OPERATIONS
 Funds From Operations (1)
  Operating Partnership   $  192,274   $   147,625   $  114,721   $   85,138   $   69,610
 Minority Interest           (69,182)      (52,890)     (42,115)     (32,409)     (27,927)
 Funds From Operations
  Company                    123,092        94,735       72,606       52,729       41,683

BALANCE SHEET DATA
Investment in Real
 Estate Assets-Cost       $4,063,097    $2,157,251   $1,828,184   $1,547,621   $  996,125



                                    30 of 44

                           1998      1997       1996       1995     1994
                           ----      ----       ----       ----     ----
Total Assets           4,027,474  2,097,719  1,757,717  1,455,982  906,533
Total Debt             2,648,776  1,275,785  1,168,522  1,027,932  607,561
Convertible Preferred
 Stock                   337,500        --          --         --       --
Stockholders' Equity     585,707    498,505    330,267    229,383  154,426

(1) Funds From Operations (as defined below) does not represent cash flow from operations as defined by Generally Accepted Accounting Principles ("GAAP") and is not necessarily indicative of cash available to fund all cash requirements.


FUNDS FROM OPERATIONS

Funds from Operations is used by the real estate industry and investment community as a primary measure of the performance of real estate companies. The National Association of Real Estate Investment Trusts ("NAREIT") defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. In calculating its Funds from Operations, the Company also excludes gains on land sales, if any. The NAREIT definition of Funds from Operations does not exclude the aforementioned item. The Company's Funds from Operations may not be directly comparable to similarly titled measures reported by other real estate investment trusts. Funds from Operations does not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.


RECONCILIATION OF NET INCOME DETERMINED IN ACCORDANCE WITH
GENERALLY ACCEPTED ACCOUNTING PRINCIPLES TO FUNDS FROM OPERATIONS:

                                                   1998     1997      1996
                                                   ----     ----      ----

Net Income available to common shareholders     $ 53,012  $ 89,551  $ 59,742
Extraordinary item - charges related to
 early retirement of debt                          4,749     1,152     2,291
Allocations to Operating Partnership              29,794    49,997    34,580
Unit holders
Net gain on sales                                   (196)  (63,813)  (43,975)
Depreciation and amortization                    104,915    70,738    62,083
                                                --------  --------  --------

Funds From Operations                           $192,274  $147,625  $114,721
                                                ========  ========  ========


                                    31 of 44

                         GENERAL GROWTH PROPERTIES, INC.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to numbered Notes are to specific footnotes to the Consolidated Financial Statements of the Company included in this Annual Report and which descriptions are hereby incorporated herein by reference. The following discussion should be read in conjunction with such Consolidated Financial Statements and Notes thereto.


CERTAIN INFORMATION ABOUT THE COMPANY PORTFOLIO

As of December 31, 1998, the Company owned 100% of the fifty-one Wholly-Owned Centers, 51% of the stock of GGP/Ivanhoe, 50% of Quail Springs Mall and Town East Mall, 51% of the stock of GGP Ivanhoe III, approximately 38.2% of the stock of GGP/Homart, and a non-voting preferred stock ownership interest (representing 95% of the equity interest) in GGMI. The Company is also in the process of developing two additional centers as discussed below. Reference is made to Notes 3 and 4 for a further discussion of such entities owned by the Company. GGP/Homart owned interests in twenty-three shopping centers, GGP/Ivanhoe owned interests in two shopping centers, and GGP Ivanhoe III owned interests in six shopping centers. During 1996, the Company owned an interest in CenterMark Properties, Inc. ("CenterMark"). Revenues are primarily derived from fixed minimum rents, percentage rents and recoveries of operating expenses from tenants. Inasmuch as the Company's financial statements reflect the use of the equity method to account for its investments in GGP/Homart, GGP/Ivanhoe, GGP Ivanhoe III, GGMI, Quail Springs Mall and Town East Mall, and (in 1996) in CenterMark, the discussion of results of operations below relates primarily to the revenues and expenses of the Wholly-Owned Centers.

The Mall Store and Freestanding Store portions of the centers in the Company Portfolio which were not undergoing redevelopment on December 31, 1997, had an occupancy of approximately 85.7% as of such date. On December 31, 1998, the Mall Store and Freestanding Store portions of the centers in the Company Portfolio which were not undergoing redevelopment were approximately 88.6% occupied as of such date, representing an increase of 2.9% over 1997.

Comparable Mall Store sales are sales of those tenants that were open the previous 12 months. Therefore, Comparable Mall Store sales in the year ended December 31, 1998, are of those tenants that were operating in the year ended December 31, 1997. Comparable Mall Store annualized sales averaged $299 per square foot for the Company Portfolio in the year ended December 31, 1998. In the year ended December 31, 1998, total mall store sales for the Company Portfolio increased by 11.0% over the same period in 1997, and Comparable Mall Store sales increased by 4.4% over 1997.

The average Mall Store rent per square foot from leases that expired in the year ended December 31, 1998, was $23.90. The Company Portfolio benefited from increasing rents inasmuch as the average Mall Store rent per square foot on new and renewal leases executed during 1998 was $27.26, or $3.36 per square foot above the average for expiring leases.




                                    32 of 44

                         GENERAL GROWTH PROPERTIES, INC.

RESULTS OF OPERATIONS OF THE COMPANY

COMPARISON OF YEAR ENDED DECEMBER 31, 1998
TO YEAR ENDED DECEMBER 31, 1997

Total revenues for 1998 were $426.6 million, which represents an increase of $135.5 million or approximately 46.5% from $291.1 million in 1997. Approximately $128.8 million or 95.1% of the increase was from properties acquired or developed after January 1, 1997. Minimum rent during 1998 increased $93.2 million or 53.0% from $175.8 million in 1997 to $269.0 million. The acquisition and development of properties after January 1, 1997, generated a $77.5 million increase in minimum rents. Expansion space, specialty leasing and a combination of occupancy, rental charges and allowance reserve adjustments at the comparable centers (properties owned for the entire time during current and prior periods) accounted for the remaining increase in minimum rents. Tenant recoveries increased by $33.6 million or 34.5% from $97.3 million to $130.9 million in 1998. The increase in tenant recoveries was generated by a combination of new acquisitions and increased recoverable operating costs at the comparable centers. Percentage rents and other income increased $8.4 million or 61.8% from $13.6 million in 1997 to $22.0 million in 1998. The acquisition of new properties and improved performance at the comparable centers accounted for the increase in percentage rents and other income. Fee income during 1998 was comparable to the year ended December 31, 1997. The fee revenue was primarily generated by asset management services performed for GGP/Homart.

Total expenses, including depreciation and amortization, increased by approximately 43.5% or $68.8 million, from $158.2 million in 1997 to $227.0 million in 1998. Virtually all of the increase in total expenses was from properties acquired and developed since January 1, 1997. The increase in total expenses from the new properties consists of $13.4 million of real estate taxes, $1.0 million of management fees, $32.3 million of property operating costs, $0.9 million of provision for doubtful accounts, and $21.1 million of depreciation and amortization.

Net interest expense increased by $39.5 million or 56.2% from $70.3 million in 1997 to $109.8 million in 1998, substantially all due to indebtedness incurred in connection with the acquisition of new properties in 1997 and 1998. The note receivable from GGMI generated $10.7 million of interest income in 1998, an increase of $4.3 million from $6.4 million in 1997. The change was due to the increase in the outstanding balance of the note, which proceeds GGMI primarily used to finance the cost of the new corporate headquarters building in downtown Chicago.

Equity in net income of unconsolidated affiliates during 1998 decreased by $8.2 million to $11.1 million from $19.3 million in 1997. GGP/Homart and the Property Joint Ventures accounted for increases of approximately $1.4 million and $6.8 million, respectively. The Company's ownership interest in GGMI resulted in a decrease of $16.4 million, caused primarily by the write-off of terminated third-party management contracts in 1998.

Net income decreased by approximately $23.2 million in 1998 to $66.4 million, from $89.6 million in 1997. Net income in 1997 included a $58.6 million gain



                                    33 of 44

                        GENERAL GROWTH PROPERTIES, INC.


on the January 1997 sale of the remaining investment in CenterMark. The 1997 net income without the CenterMark gain (net of minority interest) would have been $52.9 million and 1998 net income would have increased by $13.5 million compared to this amount, primarily as a result of net income from newly acquired properties and higher income on comparable centers.


COMPARISON OF YEAR ENDED DECEMBER 31, 1997
TO YEAR ENDED DECEMBER 31, 1996

Total revenues for 1997 were $291.1 million, which represents an increase of $73.7 million or approximately 33.9% from $217.4 million in 1996. Approximately $55.8 million of the increase was from properties acquired or developed after January 1, 1996. Minimum rent during 1997 increased $35.3 million or 25.1% from $140.5 million in 1996 to $175.8 million. The $35.3 million increase in minimum rent was primarily caused by the acquisition and development of properties after January 1, 1996. Tenant recoveries increased by $34.3 million or 54.4% from $63.0 million to $97.3 million in 1997. The increase in tenant recoveries was generated by a combination of new acquisitions and increased recoverable operating costs at the comparable centers. Percentage rents and other income increased $4.3 million or 46.2% from $9.3 million in 1996 to $13.6 million in 1997. The acquisition of new properties and improved performance at the comparable centers accounted for the increase in percentage rents and other income. Fee income during 1997 was comparable to the year ended December 31, 1996. The fee revenue was primarily generated by asset management services performed for GGP/Homart.

Total expenses, including depreciation and amortization, increased by approximately 36.6% or $42.4 million, from $115.8 million in 1996 to $158.2 million in 1997. Approximately $28.5 million or 67.2% of the increase in total expenses was from properties acquired and developed since January 1, 1996. The increase in total expenses consists of $4.4 million of real estate taxes, $0.6 million of management fees, $27.7 million of property operating costs, $0.6 million of provision for doubtful accounts, $0.4 million of general and administrative and $8.7 million of depreciation and amortization. The remaining $13.9 million of the increase was primarily accounted for by increased recoverable operating costs.

Net interest expense increased by $3.9 million or 5.8% from $66.4 million in 1996 to $70.3 million in 1997. Debt used to fund acquisitions generated an $18.5 million increase in 1997 compared to 1996. This increase was partially offset with the use of the stock offering proceeds and CenterMark sale proceeds to repay existing indebtedness. The note receivable from GGMI generated $6.4 million of interest income in 1997, an increase of $3.6 million from $2.8 million in 1996.

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




                                    34 of 44

                         GENERAL GROWTH PROPERTIES, INC.

remaining interest in CenterMark on January 2, 1997. As of that date, the Company no longer held an ownership interest in CenterMark.

Net income increased by approximately $29.8 million in 1997 to $89.5 million, from $59.7 million in 1996. The increase resulted from a larger gain on the sale of CenterMark in the amount of $9.9 million (net of minority interest share) and a combination of the above items.


LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

As of December 31, 1998, the Company held approximately $19.6 million of unrestricted cash and cash equivalents. The Company uses operating cash flow as the principal source of internal funding for recurring capital expenditures such as tenant construction allowances and minor improvements made to individual properties that are not recoverable through common area maintenance charges to tenants. External funding alternatives for acquisitions, new development, expansions and major renovation programs at individual centers include construction loans, mini-permanent loans, long-term project financing, joint venture financing with institutional partners, additional Operating Partnership level or Company level equity securities, unsecured Company level debt or secured loans collateralized by individual shopping centers. In addition, the Company has access to the public equity and debt markets through a currently effective shelf registration statement under which up to $662.5 millon in equity or debt securities may be issued from time to time. The Company also has a $200 million unsecured credit facility (the "Credit Facility") which matures on July 31, 2000, including a one-year extension option which the Company currently expects to exercise. On December 31, 1998, the Credit Facility was fully drawn.

As of December 31, 1998, the Company had consolidated debt of $2,649 million, of which $2,036 million is comprised of debt bearing interest at a fixed rate, with the remaining $613 million bearing interest at floating rates. Reference is made to Note 5 and Items 2 and 7A of the Company's Annual Report on Form 10-K for additional information regarding the Company's debt and the potential impact on the Company of interest rate fluctuations.

The following summarizes certain significant financing and refinancing transactions completed since December 31,1997:

On March 31, 1998, the Operating Partnership obtained a short-term unsecured loan in the principal amount of $20 million. The proceeds of the loan were distributed to General Growth and used by General Growth for working capital purposes. This loan was repaid in full in June 1998 with a portion of the net proceeds of General Growth's equity offering, as described below.

On April 29, 1998, the Company obtained a one-year loan in the principal amount of $195 million, secured by mortgages encumbering Coral Ridge Mall in Coralville (Iowa City), Iowa and Northbrook Court in Northbrook (Chicago), Illinois. A portion of the proceeds of the loan in the amount of $95 million was immediately used to acquire Northbrook Court. The balance of the proceeds of the loan in the amount of $100 million was used in May 1998 to pay certain of the costs of constructing the capital improvements to Coral Ridge Mall in Coralville (Iowa
City), Iowa. The principal amount of $100 million was repaid on October 28, 1998, in connection with the refinancing of the Coral Ridge Mall indebtedness, as described below.

On May 15, 1998, Dayjay Associates (in which the Company holds a 50% interest as a general partner) obtained a ten-year loan in the principal amount of $45



                                    35 of 44

                         GENERAL GROWTH PROPERTIES, INC.


million, secured by a mortgage encumbering Quail Springs Mall in Oklahoma City, Oklahoma. A portion of the proceeds of the loan was used to repay outstanding indebtedness of approximately $16.1 million, which had been secured by a mortgage on Quail Springs Mall, and the balance was used for capital improvements to Quail Springs Mall.

On June 2, 1998, in connection with the Company's acquisition of the U.S. retail property portfolio (the "MEPC Portfolio") of MEPC plc, a United Kingdom based real estate company, nine wholly-owned affiliates of the Company obtained, on a joint and several basis, a one-year loan in the original principal amount of $855 million. The loan was secured by mortgages encumbering the following eight centers which comprise the MEPC Portfolio: Apache Mall in Rochester, Minnesota; The Boulevard Mall in Las Vegas, Nevada; Cumberland Mall in Atlanta, Georgia; McCreless Mall in San Antonio, Texas; Northridge Fashion Center in Northridge (Los Angeles), California; Regency Square Mall in Jacksonville, Florida; Riverlands Shopping Center in LaPlace, Louisiana; and Valley Plaza Mall in Bakersfield, California. The principal amount of $25 million was immediately repaid on June 2, 1998. The remaining $830 million proceeds of the loan was used to acquire the malls which comprise the MEPC Portfolio. $217 million of this loan was repaid on or about June 10, 1998, resulting in $613 million remaining outstanding under this loan as of December 31, 1998.

During June 1998, General Growth completed a public offering of 13,500,000 Depositary Shares, each representing 1/40 of one share of General Growth's PIERS. General Growth received proceeds of approximately $322.7 million, net of approximately $14.8 million of issuance costs. The proceeds were used to fund certain of the Company's acquisitions during 1998, to pay down short-term loans and amounts drawn under the Credit Facility and for working capital purposes.

On July 23, 1998, effective as of June 30, 1998, GGP Ivanhoe III acquired the U.S. Prime Property, Inc. ("USPPI") retail property portfolio through a merger of a wholly-owned subsidiary of GGP Ivanhoe III with USPPI. In connection therewith, four affiliates of the Company obtained a one-year loan in the principal amount of $392 million. The loan was secured by mortgages encumbering Landmark Mall in Alexandria, Virginia; the Mayfair Mall and adjacent office buildings in Wauwatosa (Milwaukee), Wisconsin; the Meadows Mall in Las Vegas, Nevada; the Northgate Mall in Chattanooga, Tennessee; Oglethorpe Mall in Savannah, Georgia; and the Park City Center in Lancaster, Pennsylvania. The proceeds of the loan were used to acquire the foregoing malls.

On August 28, 1998, Altamonte Mall Venture (a wholly-owned affiliate of the Company) obtained a ten-year loan in the principal amount of $125 million, secured by a mortgage encumbering Altamonte Springs Mall in Altamonte Springs, Florida. The proceeds of the loan were used to acquire such mall.

On September 15, 1998, Spring Hill Mall L.L.C. (a wholly-owned affiliate of the Company) obtained a ten-year loan in the principal amount of $92 million, secured by a mortgage encumbering Spring Hill Mall in West Dundee, Illinois. The proceeds of the loan were used to acquire such mall.

On September 15, 1998, Pierre Bossier Mall, L.P. (a wholly-owned affiliate of the Company) obtained a ten-year loan in the principal amount of $42 million, secured by a mortgage encumbering Pierre Bossier Mall in Bossier City, Louisiana. The proceeds of the loan were used to acquire such mall.

On October 9, 1998, the Company obtained a ten-year loan in the principal amount of $150 million. The loan was secured by mortgages encumbering Birchwood Mall in Port Huron, Michigan, Oakwood Mall in Eau Claire, Wisconsin



                                    36 of 44

                         GENERAL GROWTH PROPERTIES, INC.

and Mall of the Bluffs in Council Bluffs, Iowa. Approximately $113.8 million of the loan proceeds was used to repay outstanding indebtedness which had been secured by mortgages on such properties, and the balance of the loan proceeds was used primarily for ongoing development activity at Rivertown Crossings in Grandville (Grand Rapids), Michigan and other expansions and renovations currently in progress.

On October 21, 1998, the Company acquired Mall St. Vincent in Shreveport, Louisiana. The aggregate consideration paid for Mall St. Vincent was approximately $26.4 million (subject to prorations and certain adjustments), and was paid by issuing 200,052 redeemable common units of limited partnership in the Operating Partnership (of which 88,871 common units were immediately redeemed for cash by the Operating Partnership upon demand of the holders of such units) and by assuming $19.2 million of existing debt. The cash paid in exchange for the redemption of such units was funded from the Credit Facility.

On October 28, 1998, the Company obtained an eleven-year loan in the principal amount of $82 million, secured by a mortgage encumbering Coral Ridge Mall in Iowa City, Iowa. The proceeds of the loan were used, together with a portion of the proceeds of the loan described in the next paragraph, to repay $100 million principal amount of outstanding indebtedness which had been secured by mortgages on Coral Ridge Mall and Northbrook Court, as described above.

Also on October 28, 1998, the Company obtained a ten-year loan in the principal amount of $86 million, secured by a mortgage encumbering Southwest Plaza in Littleton, Colorado. Approximately $51 million of the loan proceeds was used to repay outstanding indebtedness which had been secured by a mortgage on Southwest Plaza. Approximately $13.8 million was distributed to the Operating Partnership and used, together with a portion of the proceeds of the loan described in the preceding paragraph, to repay $100 million principal amount of outstanding indebtedness which had been secured by mortgages on Coral Ridge Mall and Northbrook Court, as described above.

On November 30, 1998, the Company obtained a thirteen month loan in the principal amount of $55 million, secured by a negative pledge (i.e., the promise not to encumber) of Coastland Center in Naples, Florida. This loan is expected to be replaced in mid 1999 by approximately $80 - $90 million of new long-term non-recourse mortgage financing. The proceeds of the loan were distributed to the Operating Partnership to fund ongoing expansion and development activity, including Stonebriar Mall in Frisco (Dallas), Texas.

In January 1999, the Company obtained an additional $30 million unsecured six-month bank loan bearing interest at a floating market rate and an additional $75 million short-term floating rate loan, which is expected to be replaced within the next six months with two new fixed rate, non-recourse mortgage loans, $50 million to be secured by The Crossroads Mall and $25 million to be secured by Century Mall and West Valley Mall.

On January 11, 1999, the Company acquired The Crossroads Mall in Kalamazoo, Michigan. The aggregate purchase price was approximately $68 million, which was funded from the Company's new $75 million short-term floating rate interim loan described above.

Other than a new $200 million construction loan for Rivertown Crossings and Park Mall or as described above, there are no current plans for additional debt or equity capital. However, if additional capital is required, the Company believes that it can obtain an interim bank loan, obtain mortgage financing on unencumbered assets or raise additional debt or equity capital. The Company will continue to monitor its capital structure and plans to purchase properties if they can be acquired and financed in a manner that management of the Company reasonably believes will enhance stockholder value.



                                    37 of 44

                         GENERAL GROWTH PROPERTIES, INC.

Net cash provided by operating activities was $101.4 million in 1998, an increase of $15.7 million from $85.7 million in the same period in 1997. Net income before allocations to the minority interest decreased $39.7 million, which was primarily due to the $58.6 million gain on the sale of the Company's remaining interest in CenterMark recognized in 1997. The other significant change in cash provided by operating activities was a $26.7 million net change in cash flows from operating activities in 1998 as compared to 1997 related to depreciation and amortization.


SUMMARY OF INVESTING ACTIVITIES

Net cash used by investing activities was $1,491.5 million in 1998 compared to $167.0 million of cash used in 1997. Cash flow from investing activities was impacted by acquisitions, development and improvements to real estate properties, which utilized cash of approximately $1,360.1 million in 1998. The proceeds from the sale of CenterMark provided funds of $130.5 million in 1997.

Net cash used by investing activities in 1997 was $167.0 million, compared to a use of $29.3 million in 1996. Cash flow from investing activities was affected by the timing of acquisitions, development and improvements to real estate properties, requiring a use of cash of approximately $200.6 million in 1997 compared to $121.1 in 1996. Market Place Shopping Center and Century Plaza were acquired in 1997 for approximately $101.8 million. The sale of portions of the Company's interest in CenterMark provided cash flow of $130.5 million in 1997 and $87.0 million in 1996. Investments in GGP/Homart and the Property Joint Ventures used $86.2 million of cash flow in 1997 compared to $33.5 million in 1996. During 1996 distributions of $21.5 million were received from CenterMark. Distributions received from GGP/Homart in 1997 were $20.4 million compared to $13.8 million in 1996. The change in notes receivable from affiliates used $24.0 million of cash flow compared to the receipt of $12.5 million in 1996.


SUMMARY OF FINANCING ACTIVITIES

Financing activities contributed cash of $1,383.8 million in 1998, compared to a source of cash of $91.3 million in 1997. As described in Note 1, the Company completed a public offering of preferred stock in June, 1998. This public offering resulted in net proceeds of approximately $322.7 million, which was primarily used to reduce acquisition-related financing and amounts drawn on the Company's line of credit. Such payments are reflected in the increase in the use of cash for financing activities for principal payments on mortgage notes and other debt in 1998 as compared to 1997. An additional significant contribution of cash from financing activity is financing from mortgages and acquisition debt, which had a positive impact of $2,093 million in 1998 versus approximately $832.5 million in 1997. The additional financing was used to fund the acquisitions and redevelopment of real estate that was discussed above. The remaining use of cash was primarily accounted for by increased distributions (including amounts to the new preferred stockholders paid during 1998).



                                    38 of 44

                         GENERAL GROWTH PROPERTIES, INC.


Financing activities in 1997 provided $91.3 million of cash compared to a $40.3 million use of cash flow in 1996. Distributions to common stockholders and the minority interest in the Operating Partnership were $88.9 million in 1997 compared to $75.5 million in 1996. The increase is due to the increased distribution rate and additional shares and Operating Partnership Units outstanding during 1997 compared to 1996. Net proceeds from the issuance of common stock during 1997 provided $165.8 million of cash flow. Net borrowing activity provided $29.6 million of cash flow in 1997 compared to $37.7 million in 1996. The purchase of treasury stock used $5.7 million of cash flow during 1997. The payment of deferred financing costs used $9.3 million of cash flow in 1997 compared to $2.4 million in 1996.


REIT REQUIREMENTS

In order to remain qualified as a real estate investment trust for federal income tax purposes, the Company must distribute 100% of capital gains and at least 95% of its ordinary taxable income to stockholders. The following factors, among others, will affect operating cash flow and, accordingly, influence the decisions of the Board of Directors regarding distributions: (i) scheduled increases in base rents of existing leases; (ii) changes in minimum base rents and/or percentage rents attributable to replacement of existing leases with new or renewal leases; (iii) changes in occupancy rates at existing centers and procurement of leases for newly developed centers; and (iv) the Company's share of operating cash flow generated by GGMI, the Property Joint Ventures, GGP/Homart and distributions therefrom, less oversight costs and debt service on additional loans that were incurred to finance Company acquisitions. The Company anticipates that its operating cash flow, and potential new debt or equity from future offerings, new financings or refinancings will provide adequate liquidity to conduct its operations, fund general and administrative expenses, fund operating costs and interest payments and allow distributions to the Company's preferred and common stockholders in accordance with the requirements of the Internal Revenue Code of 1986, as amended, for continued qualification as a real estate investment trust and to avoid any Company level federal income or excise tax.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As more fully described in Note 12, certain accounting pronouncements have been issued in 1998, which are effective for the current or subsequent year. The Company does not expect the application of such new pronouncements to have a significant impact on its annual reported operations.


YEAR 2000 READINESS DISCLOSURES

The Year 2000 problem results from the use of a two digit year date instead of a four digit date in the programs that operate computers (information technology or "IT" systems) and other devices (i.e. "non-IT" systems such as elevators, utility monitoring systems and time clocks that use computer chips). Systems with a Year 2000 problem have programs that were written to



                                    39 of 44

                         GENERAL GROWTH PROPERTIES, INC.


assume that the first two digits for any date used in the program would always be "19". Unless corrected, this assumption may result in problems when the century date occurs. On that date, these computer programs likely will misinterpret the date January 1, 2000, as January 1, 1900. This could cause systems to incorrectly process critical financial and operational information, generate erroneous information or fail altogether. The Year 2000 issue affects almost all companies and organizations.


  THE COMPANY'S STATE OF READINESS:

The Company recently upgraded its major information systems including its databases and primary accounting software which, as of the date of this report, were fully operational and are all Year 2000 compliant. These upgrades were performed primarily for the purpose of routine improvements to the Company's information systems. These upgrades were initiated in advance of any concern for the Year 2000 issue. The Company is continuing its process of evaluating several other smaller non-IT systems (i.e. time keeping systems, elevators, etc.) to verify that they are Year 2000 compliant. In addition, the Company has formed a Year 2000 Committee that includes senior personnel from most areas of the Company. These people are charged with the duty of determining the extent of the Company's exposure and taking the appropriate action to minimize any impact on the Company's operations. The non-IT systems evaluation process is expected to be completed by early 1999. If these non-IT systems are found to be not Year 2000 compliant, the appropriate upgrades or replacements will be purchased. The cost of any upgrades that may be required is expected to be less than $1 million. In addition, the Company is communicating with its customers, tenants, suppliers and service providers to determine whether they are actively involved in projects to ensure that their products and business systems will be Year 2000 compliant. The Company's exposure is widely spread, with no known major direct exposure.

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


  RISKS RELATING TO THE YEAR 2000 ISSUE AND CONTINGENCY PLANS:

Although the Company is not currently aware of any specific significant Year 2000 issues involving third-parties, the Company believes that its most significant potential risk relating to the Year 2000 issue is in regard to such third parties. For example, the Company believes there could be failure in the information systems of certain service providers that the Company relies upon for electrical, telephone and data transmission and banking services. The Company believes that any service disruption with respect to these providers due to a Year 2000 issue would be of a short-term nature. The Company has existing back-up systems and procedures, developed primarily for natural disasters that could be utilized on a short-term basis to address any service



                                    40 of 44

                         GENERAL GROWTH PROPERTIES, INC.


interruptions. In addition, with respect to tenants, a failure of their information systems could delay the payment of rents or even impair their ability to operate. These tenant problems are likely to be isolated and likely would not impact the operations of any particular mall or the Company as a whole. While it is not possible at this time to determine the likely impact of any of these potential problems, the Company will continue to evaluate these areas and develop additional contingency plans, as appropriate. However, although the Company believes that its Year 2000 issues have been addressed and that suitable remediation and/or contingency procedures will be in place by December 31, 1999, there can be no assurance that Year 2000 issues will not have a material adverse effect on the Company's results of operations or financial condition.


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

A number of local, regional and national retailers filed for bankruptcy protection during the last few years. Most of the bankrupt retailers reorganized their operations and/or sold stores to stronger operators. Although some leases were terminated by virtue of the lease cancellation rights afforded by the bankruptcy laws, the impact on Company earnings was negligible. Over the last three years, the provision for doubtful accounts has averaged only $2.6 million per year, which represents less than 1% of average total revenues of $312 million.

The Company and its affiliates currently have an interest in 84 shopping centers. The Portfolio Centers are diversified both geographically and by property type (both major and middle market properties) and this may mitigate the impact of a potential downturn at a particular property or in a particular region of the country.

The shopping center business is seasonal in nature. Mall stores typically achieve higher sales levels during the fourth quarter because of the holiday selling season. Although the Company has a year-long temporary leasing program, a significant portion of the rents received from short-term tenants are collected during the months of November and December. Thus, occupancy



                                    41 of 44

                         GENERAL GROWTH PROPERTIES, INC.


levels and revenue production are generally highest in the fourth quarter of each year and lower during the first and second quarters of each year.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments. The Company is subject to market risk associated with changes in interest rates. Interest rate exposure is principally limited to the $612.6 million of debt of the Company outstanding at December 31, 1998 that is priced at interest rates that float with the market. A 25 basis point movement in the interest rate on the floating rate debt would result in an approximate $1.5 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt. The Company has an ongoing program of refinancing its floating and fixed rate debt and believes that this program allows it to vary its ratio of fixed to floating rate debt to respond to changing market rate conditions. Reference is made to
Item 2 above and Note 5 for additional debt information.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index on page F-1 to Financial Statements and Financial Statement Schedules for the required information.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

There is hereby incorporated by reference the information which appears under the captions "Proposal No. 1 - Election of Directors" and "Executive Officers" in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders.


ITEM 11. EXECUTIVE COMPENSATION

There is hereby incorporated by reference the information which appears under the caption "Executive Compensation" in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders; provided, however, that neither the Report of the Compensation Committee of the Board of Directors on Executive Compensation nor the Performance Graph set forth therein shall be incorporated by reference herein, in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or in any of the Company's future filings.




                                    42 of 44

                         GENERAL GROWTH PROPERTIES, INC.



ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is hereby incorporated by reference the information which appears under the captions "Certain Relationships and Related Transactions" and "Common Stock Ownership of Management" in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is hereby incorporated by reference the information which appears under the caption "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders.


PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedules.

The financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules are filed as part of this Annual Report on Form 10-K.

(b) The following reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

    1) Current report on Form 8-K dated October 1, 1998, concerning the acquisition of Pierre Bossier Mall. No financial statements were filed therewith.
    2)   Current report Form 8-K dated October 5, 1998, as amended by
         Form 8-K/A dated November 9, 1998, concerning the acquisition of Coastland Center. Financial statements relating to the Coastland Center were filed therewith.
    3) Current report on Form 8-K dated November 10, 1998, concerning the acquisition of Mall St. Vincent. No financial statements were filed therewith.
    4) Current report on Form 8-K dated November 18, 1998, concerning the adoption of the Shareholders Rights Plan. No financial statements were filed therewith.
(c) Exhibits.

See Exhibit Index on page S-1


                                    43 of 44

                         GENERAL GROWTH PROPERTIES, INC.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


         GENERAL GROWTH PROPERTIES, INC.


By:      /s/ Matthew Bucksbaum
         -------------------------------------
Matthew Bucksbaum, Chairman of the Board
and Chief Executive Officer
Date:  March  19, 1999


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                   Title                                   Date

 /s/ Robert Michaels
-------------------------------------
Robert Michaels     President and Director                      March 19, 1999


 /s/ John Bucksbaum
-------------------------------------
John Bucksbaum      Executive Vice President - Director         March 19, 1999


 /s/ Bernard Freibaum
-------------------------------------
Bernard Freibaum    Executive Vice President, Chief Financial
                    Officer and Principal Accounting Officer    March 19, 1999


 /s/ Anthony Downs
-------------------------------------
Anthony Downs       Director                                    March 19, 1999


 /s/ Morris Mark
-------------------------------------
Morris Mark         Director                                    March 19, 1999


 /s/ Beth Stewart
-------------------------------------
Beth Stewart        Director                                    March 19, 1999


 /s/ Lorne Weil
-------------------------------------
A. Lorne Weil       Director                                    March 19, 1999


                                    44 of 44

                         GENERAL GROWTH PROPERTIES, INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      AND CONSOLIDATED FINANCIAL STATEMENT
                                    SCHEDULE

The following financial statements and financial statement schedule are included in Item 8 of this Annual Report on Form 10-K:

General Growth Properties, Inc.

Financial Statements                                                   Page(s)

  Report of Independent Accountants                                     F-2

  Consolidated Balance Sheets as of December 31, 1998 and 1997          F-3

  Consolidated Statements of Operations for the years ended
     December 31, 1998, 1997 and 1996.                                  F-4

  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 1998, 1997 and 1996                       F-5

  Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1997 and 1996                                   F-8

  Notes to Consolidated Financial Statements                    F-9 to F-35


Financial Statement Schedule

  Report of Independent Accountants                                    F-36

  Schedule III - Real Estate and Accumulated Depreciation              F-37



All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and related notes.

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
General Growth Properties, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders' equity and cash flows present fairly, in all material respects, the consolidated financial position of General Growth Properties, Inc. as of December 31, 1998 and 1997 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with generally accepted auditing standards, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and the significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.





Chicago, Illinois                               PricewaterhouseCoopers LLP
February 8, 1999

                         GENERAL GROWTH PROPERTIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997
              (Dollars in thousands, except for per share amounts)

              ASSETS                                         December 31,
                                                             ------------
                                                        1998            1997
                                                        ----            ----
Investment in Real Estate:
 Land                                               $  364,699      $  194,131
 Buildings and equipment                             3,222,237       1,601,351
 Less accumulated depreciation                        (301,789)       (233,295)
 Developments in progress                               89,860          68,003
                                                    ----------      ----------
    Net property and equipment                       3,375,007       1,630,190
 Investment in Unconsolidated Real Estate
  Affiliates                                           386,301         293,766
                                                    ----------      ----------
    Net Investment in Real Estate                    3,761,308       1,923,956
Cash and cash equivalents                               19,630          25,898
Tenant accounts receivable, net                         74,585          34,849
Deferred expenses, net                                  71,593          42,343
Investment in and note receivable from
 General Growth Management, Inc.                        84,716          61,588
Prepaid expenses and other assets                       15,642           9,085
                                                    ----------      ----------
                                                    $4,027,474      $2,097,719
                                                    ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage notes and other debts payable              $2,648,776      $1,275,785
Distributions payable                                   33,757          24,421
Accounts payable and accrued expenses                  122,303          36,540
                                                    ----------      ----------
                                                     2,804,836       1,336,746
                                                    ----------      ----------
Minority interest in Operating Partnership             299,431         262,468
                                                    ----------      ----------

Commitments and contingencies
Convertible Preferred Stock: $100 par value; 5,000,000
 shares authorized; 345,000 designated as PIERS (Note 1)
 with a $1,000 liquidation value, 337,500 and none
 of which were issued and outstanding at
 December 31, 1998 and December 31, 1997               337,500             ---
                                                    ----------      ----------
Stockholders' Equity:
 Common stock: $0.10 par value; 210,000,000 shares
  authorized; 39,000,972 shares issued and outstanding
  at December 31, 1998 and 35,769,454 shares issued
  and 35,634,977 outstanding at December 31, 1997        3,900           3,577
 Additional paid-in capital                            843,238         738,630
 Retained earnings (deficit)                          (258,267)       (239,139)
 Treasury stock, at cost; none and 134,477 shares
  held at December 31, 1998 and 1997                       ---          (4,563)
 Notes receivable - common stock purchase               (3,164)            ---
                                                    ----------      ----------
Total Stockholders' Equity                             585,707         498,505
                                                    ----------      ----------
                                                    $4,027,474      $2,097,719
                                                    ==========      ==========

The accompanying notes are an integral part of these consolidated financial statements.

                         GENERAL GROWTH PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
              (Dollars in thousands, except for per share amounts)

                                                 Years ended December 31,
                                               1998        1997        1996
                                             --------    --------    --------
Revenues:
       Minimum rents                         $268,976    $175,830    $140,468
       Tenant recoveries                      130,903      97,291      63,040
       Percentage rents                        16,226       7,976       5,412
       Other                                    5,796       5,577       3,925
       Fee Income                               4,675       4,473       4,560
                                             --------    --------    --------
           Total Revenues                     426,576     291,147     217,405
                                             --------    --------    --------

Expenses:
       Real estate taxes                       33,548      20,761      16,332
       Management fee to affiliate              4,288       3,308       2,713
       Property operating                     106,986      79,175      51,466
       Provision for doubtful accounts          2,451       3,025       2,421
       General and administrative               4,511       3,408       3,022
       Depreciation and amortization           75,227      48,509      39,809
                                             --------    --------    --------
           Total Expenses                     227,011     158,186     115,763
                                             --------    --------    --------
           Operating Income                   199,565     132,961     101,642

Interest income                                16,011       8,523       3,833
Interest expense                             (125,851)    (78,775)    (70,272)
Equity in net income (loss) of
  unconsolidated affiliates:
       GGP/Homart                              17,865      16,505       9,355
       Property Joint Ventures                  9,837       3,033       9,507
       General Growth Management, Inc.        (16,635)       (194)     (1,273)
Net gain on sales                                 196      58,647      43,821
                                             --------    --------    --------
Income before extraordinary item &
 allocation to minority interest              100,988     140,700      96,613
Income allocated to minority interest         (29,794)    (49,997)    (34,580)
                                             --------    --------    --------
Income before extraordinary item               71,194      90,703      62,033
Extraordinary Items                            (4,749)     (1,152)     (2,291)
                                             --------    --------    --------
 Net Income                                    66,445      89,551      59,742
Convertible Preferred Stock Dividends         (13,433)         --          --
                                             --------    --------    --------
 Net income available to common
  stockholders                               $ 53,012    $ 89,551    $ 59,742
                                             ========    ========    ========
Earnings before extraordinary item per
  share-basic                                $   1.60    $   2.78    $   2.20
                                             ========    ========    ========
Earnings before extraordinary item per
  share-diluted                              $   1.59    $   2.76    $   2.20
                                             ========    ========    ========

Net earnings per share - basic               $   1.46    $   2.75    $   2.12
                                             ========    ========    ========
Net earnings per share - diluted             $   1.46    $   2.73    $   2.12
                                             ========    ========    ========


The accompanying notes are an integral part of these consolidated financial statements.

                         GENERAL GROWTH PROPERTIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              (Dollars in Thousands, except for Per Share Amounts)

                                               Additional   Retained                           Total
                           Common      Stock    Paid-in     Earnings    Treasury  Employee     Stock-
                           Shares      Amount   Capital    (Deficit)     Stock     Stock      holders'
                                                                                   Loans       Equity
                           ------      ------   -------    ---------     -----     -----       ------
Balance,
 December 31,
 1995                    27,272,560   $2,727    $506,107   $(279,451)   $  --     $  --       $229,383

Net income                                                    59,742                            59,742
Cash distributions
 declared
 ($1.72 per share)                                           (48,731)                          (48,731)
Acquisitions:
 General Growth
 Management, Inc.
 less $38 of
 issuance costs           1,555,855      156      39,675                                        39,831
Real estate
 investments              1,895,928      190      49,511                                        49,701
Exercise of
 stock options               66,667        7       1,381                                         1,388
Purchase and
 retirement of
 common stock               (66,667)      (7)     (1,443)                                       (1,450)
Conversion of
 operating partnership
 units to
 common stock                64,842        6       1,315                                         1,321
Adjustment for
 minority interest
 in operating partnership                           (918)                                         (918)

Balance,
 December 31,            ----------   ------    --------    ---------    -----    -----       --------
 1996                    30,789,185    3,079     595,628    (268,440)      --       --         330,267

Net income                                                    89,551                            89,551
Cash distributions
 declared
 ($1.80 per share)                                           (59,779)                          (59,779)
Issuance of common
 stock, less $533
 of offering
 costs                    4,927,680      493     165,270                                       165,763
Issuance of
 common stock
 for services                 2,000                   50                                            50
Exercise of
 stock options               44,500                  147        (471)   1,185                      861

                         GENERAL GROWTH PROPERTIES, INC.
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              (Dollars in Thousands, except for Per Share Amounts)
                                 - continued -

                                               Additional   Retained                               Total
                            Common Stock        Paid-in     Earnings    Treasury    Employee      Stock-
                         Shares       Amount    Capital     (Deficit)     Stock       Stock       holders'
                                                                                      Loans        Equity
                         ------       ------    -------     ---------     -----       -----       -------
Purchase treasury
 stock                  (171,213)    $ --      $     --      $     --    $(5,748)     $  --      $(5,748)
Conversion of
 operating
 partnership
 units to
 common stock             42,825         5          776                                              781
Adjustment for
 minority interest in
 operating partnership                          (23,241)                                         (23,241)
Balance,
 December 31,         ----------     -----      -------      ---------    -------      -----     -------
 1997                 35,634,977     3,577      738,630      (239,139)   (4,563)         --      498,505

Net income                                                     66,445                             66,445
Cash distributions declared
 ($1.88 per share)                                            (68,940)                           (68,940)
PIERS Dividends                                               (13,433)                           (13,433)
Cost of issuance
 of preferred stock                             (14,814)                                         (14,814)
Exercise of
 stock options,
 net of employee
 stock loans             166,000        14        2,526          (530)    1,154      (3,164)          --
Purchase treasury
 stock                   (32,350)                                        (1,136)                  (1,136)
Conversion of
 operating
 partnership
 units to
 common stock          3,232,345       309       47,932        (2,670)    4,545                   50,116
Adjustment for
 minority interest
 in operating
 partnership                                     68,964                                           68,964

Balance,
 December 31,         ----------    ------     --------     ---------     -----      ------     --------
 1998                 39,000,972    $3,900     $843,238     $(258,267)    $  --     $(3,164)    $585,707
                      ==========    ======     ========     ==========    =====     =======     ========


The accompanying notes are an integral part of these consolidated financial statements.

                         GENERAL GROWTH PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              (Dollars in thousands, except for per share amounts)

                                                   Years ended December 31,
                                                1998        1997        1996
                                                ----        ----        ----
Cash flows from operating activities:
 Net Income                                 $    66,445  $   89,551  $  59,742
Adjustments to reconcile net income to
 net cash provided by operating activities:
 Minority interest                               29,794      49,997     34,580
 Net gain on sales                                 (196)    (58,647)   (43,821)
 Extraordinary items                              4,749       1,152      2,291
 Equity in net income of unconsolidated
  affiliates                                    (11,067)    (19,344)   (17,589)
 Provision for doubtful accounts                  2,451       3,025      2,421
 Depreciation                                    68,494      44,551     35,469
 Amortization                                     6,733       3,957      4,340
Net Changes:
 Tenant accounts receivable                     (42,187)    (12,490)   (12,974)
 Prepaid expenses and other assets               (6,557)         46     (5,744)
 Accounts payable and accrued expenses          (17,278)    (16,082)     8,487
                                            -----------  ----------  ---------
  Net cash provided by (used in)
  operating activities                          101,381      85,716     67,202
                                            -----------  ----------  ---------

Cash flows from investing activities:
Acquisition/development of real estate
 and additions to properties                 (1,360,071)  (200,564)   (121,138)
Increase in investments in property joint
 ventures                                       (92,990)   (72,514)    (14,397)
Investment in GGP/Homart                             --    (13,719)    (19,058)
Change in notes receivable from General
 Growth Management, Inc.                        (33,031)   (24,045)     12,532
Proceeds received from sale of CenterMark
 stock                                               --    130,500      87,000
Distributions received from CenterMark               --         --      21,531
Distributions received from GGP/Homart           21,865     20,352      13,791
Distributions received from property joint
 ventures                                         6,292         --          --
Increase in deferred expenses                   (33,540)    (7,039)     (9,546)
                                            -----------  ---------   ----------
 Net cash provided by (used in) investing
  activities                                 (1,491,475)  (167,029)    (29,285)
                                            -----------  ---------   ---------

Cash flows from financing activities:
 Cash distributions paid to common
  stockholders                                  (66,639)   (56,989)    (47,604)
 Cash distributions paid to minority
  interest                                      (36,467)   (31,884)    (27,861)
 Proceeds from exercised options                     --        861       1,388
 Retirement of Common Stock                          --         --      (1,450)
 Proceeds of preferred stock issuance,
  net of issuance costs of $14,814              322,686         --          --
 Capital contribution from minority interest        119         --          --

                         GENERAL GROWTH PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              (Dollars in thousands, except for per share amounts)
                                  - continued -

                                                    Years ended December 31,
                                                  1998       1997        1996
                                                  ----       ----        ----
 Payment of dividends on PIERS (Note 1)       $   (7,316) $      --   $      --
 Proceeds of common stock issuance, net of
  issuance costs of $533 in 1997 and $38 in
  1996                                                --    165,763         (38)
 Proceeds from issuance of mortgage / other
  notes payable                                2,093,000    832,525     705,815
 Principal payments on mortgage notes and
  other debts payable                           (913,229)  (802,929)   (668,107)
 Purchase of treasury stock                       (1,136)    (5,748)         --
 Prepayment penalty on early retirement of
  debt                                            (4,749)    (1,073)         --
 Increase in deferred financing costs             (2,443)    (9,262)     (2,411)
                                              ----------  ---------   ---------
  Net cash provided by (used in) financing
  activities                                   1,383,826     91,264     (40,268)
                                              ----------  ---------   ---------

Net change in cash and cash equivalents           (6,268)     9,951      (2,351)
Cash and cash equivalents at beginning of
  year                                            25,898     15,947      18,298
                                              ----------  ---------   ---------
Cash and cash equivalents at end of year      $   19,630  $  25,898   $  15,947
                                              ==========  =========   =========
Supplemental disclosure of cash flow
  information:
  Interest paid                               $  128,987  $  79,787   $  73,386
  Interest capitalized                            12,028      4,753       5,947
                                              ==========  =========   =========

Non-cash investing and financing activities:
Debt and other liabilities assumed as
 consideration to seller for purchase of
 real estate and General Growth Management,
 Inc. (1996)                                  $  289,530  $ 185,298   $ 348,639
Operating partnership units exchanged for
 treasury stock                                    1,875         --          --
Operating partnership units exchanged for
 common stock                                     48,241        781       1,321
Notes receivable issued for exercised stock
 options                                           3,164         --          --
Partnership units and common stock issued as
 consideration for purchase of real estate       163,514     30,408     140,935
Distributions declared                            33,757     24,421      20,744


The accompanying notes are an integral part of these consolidated financial statements.

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


NOTE 1  ORGANIZATION

GENERAL

General Growth Properties, Inc., a Delaware corporation ("General Growth"), was formed in 1986 to own and operate enclosed mall shopping centers. All references to the "Company" in these notes to Consolidated Financial Statements include General Growth and those entities owned or controlled by General Growth (including the Operating Partnership as described below), unless the context indicates otherwise. On April 15, 1993, General Growth completed its initial public offering and a business combination involving entities under varying common ownership. Proceeds from the initial public offering were used to acquire a majority interest in GGP Limited Partnership (the "Operating Partnership") which was formed to succeed to substantially all of the interests in enclosed mall general partnerships owned and controlled by the Company and its original stockholders. The Company conducts substantially all of its business through the Operating Partnership.


REDEEMABLE PREFERRED STOCK

During June 1998, General Growth completed a public offering of 13,500,000 depositary shares (the "Depositary Shares"), each representing 1/40 of a share of 7.25% Preferred Income Equity Redeemable Stock, Series A, par value $100 per share ("PIERS"). General Growth received proceeds of approximately $322,686 net of approximately $14,814 of issuance costs, which were utilized to fund certain of the acquisitions described in Note 3 and for other working capital needs.

Each owner of a Depositary Share is entitled to its pro rata share of all the rights and preferences of the PIERS represented thereby. The PIERS are convertible at any time, at the option of the holder, into shares of common stock of General Growth ("Common Stock") at the conversion price of $39.70 per share of Common Stock. In addition, the PIERS have a preference on liquidation of General Growth equal to $1,000 per PIERS (equivalent to $25.00 per Depositary Share), plus accrued and unpaid dividends, if any, to the liquidation date. The PIERS and the Depositary Shares are subject to mandatory redemption by General Growth on July 15, 2008 at a price of $1,000 per PIERS, plus accrued and unpaid dividends, if any, to the redemption date. Accordingly, the PIERS have been reflected in the accompanying financial statements at such liquidation or redemption value.


SHAREHOLDER RIGHTS PLAN

In November 1998, General Growth adopted a shareholder rights plan (the "Plan"), pursuant to which General Growth declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of General Growth's Common Stock outstanding on December 10, 1998 to the shareholders of record on that date. Prior to becoming exercisable, the Rights trade together with the Common Stock. The Rights will become exercisable if a person or group acquires or commences or announces a tender or exchange offer for 15% or more of the Common Stock (or, in the case of certain grandfathered

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)



stockholders described in the Plan, more than the applicable grandfathered limit described therein). Each Right will initially entitle the holder to purchase from General Growth one one-thousandth of a share of newly-created Series A Junior Participating Preferred Stock, par value $100 per share (the "Preferred Stock"), at an exercise price of $148 per one one-thousandth of a share, subject to adjustment. In the event that a person or group acquires 15% or more of the Common Stock, each Right will entitle the holder (other than the acquirer) to purchase shares of Common Stock (or, in certain circumstances cash or other securities) having a market value of twice the exercise price of a Right at such time. Under certain circumstances, each Right will entitle the holder (other than the acquirer) to purchase common stock of the acquirer having a market value of twice the exercise price of a Right at such time. In addition, under certain circumstances, the Board of Directors of General Growth (the "Board") may exchange each Right (other than those held by the acquirer) for one share of Common Stock, subject to adjustment. The Rights expire on November 18, 2008, unless earlier redeemed by the Board for $0.01 per Right or such expiration date is extended.


OPERATING PARTNERSHIP

The Operating Partnership commenced operations on April 15, 1993 and as of December 31, 1998, the Company owned 100% of fifty-one enclosed regional shopping centers (the "Wholly-Owned Centers"); 51% of GGP/Ivanhoe, Inc. ("GGP/Ivanhoe"), 50% of Quail Springs Mall and Town East Mall and 51% of GGP Ivanhoe III, Inc. ("GGP Ivanhoe III") (collectively the "Property Joint Ventures" or "PJVs"); approximately 38.2% of the stock of GGP/Homart, Inc. ("GGP/Homart") and a 100% non-voting preferred stock interest representing 95% of the equity interest in General Growth Management, Inc. ("GGMI"). As of such date, GGP/Homart owned interests in twenty-three shopping centers (the "Homart Centers"), GGP/Ivanhoe owned 100% of The Oaks Mall and the Westroads Mall, and GGP Ivanhoe III (through a wholly owned subsidiary) owned 100% of six shopping centers. During 1996, the Company owned an interest in CenterMark.

As of December 31, 1998, the Company owned an approximate 66% general partnership interest in the Operating Partnership (excluding its preferred units of partnership interest as discussed below). The remaining approximate 34% minority interest in the Operating Partnership is held by limited partners that include trusts for the benefit of the families of the original stockholders who initially owned and controlled the Company and subsequent contributors of properties to the Company. These minority interests are represented by common units of limited partnership interest in the Operating Partnership (the "Units"). The Units can be redeemed for cash; provided however, that General Growth may assume the Operating Partnership's obligations and redeem the Units for cash or shares of Common Stock on a one-for-one basis. Certain Units owned by or for the benefit of certain officers and directors of General Growth and their families can be exchanged for cash or shares of Common Stock, at General Growth's election, if such persons own, in the aggregate, 25% or more of the outstanding Common Stock at the time of the exchange. The holders of the Units also share equally with General Growth's stockholders on a per share basis in any distributions by the Operating Partnership.

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


In connection with the issuance of the Depositary Shares and in order to enable General Growth to comply with its obligations in respect to the PIERS, the Operating Partnership Agreement was amended to provide for the issuance to General Growth of preferred units of limited partnership interest (the "Preferred Units") in the Operating Partnership which have rights, preferences and other privileges, including distribution, liquidation, conversion and redemption rights, that mirror those of the PIERS. Accordingly, the Operating Partnership will be required to make all required distributions on the Preferred Units prior to any distribution of cash or assets to the holders of the Units. At December 31, 1998, 100% of the Preferred Units of the Operating Partnership (337,500) were owned by General Growth.

Changes in Operating Partnership Units (excluding the Preferred Units) for the three years ending December 31, 1998, are as follows:

                                                                    Units
                                                                    -----
December 31, 1995                                                16,100,461
    Acquisition of General Growth
       Management, Inc. (issued to the original stockholders)       453,791
    Acquisition of Lakeview Square, Lansing and Westwood Malls    1,445,000
    Conversion to common stock                                      (64,842)
                                                                 ----------


December 31, 1996                                                17,934,410
    Acquisition of Southlake Mall                                   353,537
    Acquisition of Valley Hills Mall                                518,833
    Conversion to common stock                                      (42,825)
                                                                 ----------


December 31, 1997                                                18,763,955
    Acquisition of Southwest Plaza                                  505,420
    Acquisition of Altamonte Mall                                 3,683,143
    Acquisition of Mall St. Vincent                                 111,181
    Conversion to common stock                                   (3,232,345)
                                                                 ----------

December 31, 1998                                                19,831,354
                                                                 ==========


BUSINESS SEGMENT INFORMATION

The Financial Accounting Standards Board (the "FASB") issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131") in June of 1997. Statement 131 requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise. The sole business of General Growth and its consolidated affiliates is the owning and operation of shopping centers. General Growth evaluates operating results and allocates resources on a property-by-property basis. General Growth does not distinguish or group its

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


operations on a geographic basis. Accordingly, General Growth has concluded it has a single reportable segment for Statement 131 purposes. Further, all operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues. Therefore, no additional disclosure due to the adoption of Statement 131 is currently required.


NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company consisting of the fifty-one centers and the unconsolidated investments in GGP/Homart, GGMI, GGP/Ivanhoe, Quail Springs Mall, Town East Mall and GGP Ivanhoe III. All significant intercompany balances and transactions have been eliminated.


REVENUE RECOGNITION

Minimum rent revenues are recognized on a straight-line basis over the term of the related leases. Percentage rents are recognized on an accrual basis (see
Note 12). Recoveries from tenants for taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable costs are incurred.

The Company provides an allowance for doubtful accounts against the portion of accounts receivable which is estimated to be uncollectible. Such allowances are reviewed periodically based upon the recovery experience of the Company. Accounts receivable in the accompanying consolidated balance sheets are shown net of an allowance for doubtful accounts of $7,737 and $5,011 as of December 31, 1998 and 1997, respectively.


CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The cash and cash equivalents of the Company are held at two financial institutions. The carrying amount approximates fair value due to the short maturity of these investments.


DEFERRED EXPENSES

Deferred expenses consist principally of financing fees and leasing commissions, which are amortized over the terms of the respective agreements. Deferred expenses in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of $30,685 and $25,235 as of December 31, 1998 and 1997, respectively.

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


INVESTMENTS IN UNCONSOLIDATED AFFILIATES

The Company accounts for its investments in affiliates using the equity method whereby the cost of an investment is adjusted for the Company's share of equity in net income or loss from the date of acquisition and reduced by distributions received. The Company generally shares in the profit and losses, cash flows and other matters relating to its unconsolidated affiliates in accordance with its respective ownership percentages. However, due to currently unpaid and accrued preferences as described in Note 4 on the preferred stock, the Company was entitled to 100% of the earnings (loss) and cash flows generated by GGMI in 1998, 1997 and 1996. Subsequent to the sale in July 1996 of a portion of the Company's investment in CenterMark, the remaining investment in CenterMark was accounted for using the cost method whereby distributions received were included in income instead of its share of equity in net income or loss.


INCOME TAXES

The Company elected to be taxed as a real estate investment trust under sections 856-860 of the Internal Revenue Code of 1986, commencing with its taxable year beginning January 1, 1993. In order to qualify as a real estate investment trust, the Company is required to distribute at least 95% of its ordinary taxable income and 100% of capital gains to stockholders and to meet certain asset and income tests as well as certain other requirements. As a real estate investment trust, the Company will generally not be liable for Federal income taxes, provided it satisfies the necessary requirements. As a result, Federal income taxes related to the distribution in the form of dividends of substantially all of the net taxable income of the Company as described above are payable by the stockholders of the Company. Accordingly, the consolidated statements of operations do not reflect a provision for income taxes. State income taxes are not significant.

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


One of the Company's affiliates, GGMI, is a taxable corporation and accordingly, state and Federal income taxes on its net taxable income are payable by GGMI.


EARNINGS PER SHARE

Basic per share amounts are based on the weighted average of common shares outstanding of 36,190,367 for 1998, 32,622,665 for 1997, and 28,145,091 for
1996. Diluted per share amounts are based on the total number of weighted average common shares and dilutive securities (stock options) outstanding of 36,381,914 for 1998, 32,839,637 for 1997, and 28,220,707 for 1996. The effect of the issuance of the PIERS is anti-dilutive with respect to the Company's calculation of diluted earnings per share for the year ended December 31, 1998 and therefore has been excluded from the diluted earnings per share calculation. The outstanding Units have been excluded from the diluted earnings per share calculation as there would be no effect on the amounts since the minority interests' share of income would also be added back to net income.

The following are the reconciliations of the numerators and denominators of the basic and diluted EPS:

                                                          Year ended
                                                         December 31,
                                             ---------------------------------
                                                1998         1997       1996
Numerators:
Income before extraordinary items            $ 71,194      $90,703     $62,033
 Dividends on PIERS                           (13,433)          --          --
Extraordinary items                            (4,749)      (1,152)     (2,291)
                                             --------      -------     -------
 Net income available to common
 shareholders for basic and diluted EPS      $ 53,012      $89,551     $59,742
                                             ========      =======     =======

Denominators (in thousands):
 Weighted average common shares
  outstanding for basic EPS                    36,190       32,623      28,145
 Effect of dilutive securities - options          192          217          76
                                             ========      =======     =======
 Weighted average common shares outstanding
  for diluted EPS                              36,382       32,840      28,221
                                             ========      =======     =======

MINORITY INTEREST

Income before minority interest is allocated to the limited partners (the "Minority Interest") based on their ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the numbers of Operating Partnership Units held by the Minority Interest by the total Operating Partnership Units (excluding Preferred Units) outstanding. The issuance of additional shares of common stock or Operating Partnership Units changes the percentage ownership of both the Minority Interest and the

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


Company. Since a Unit is generally redeemable for cash or Common Stock at the option of the Company, it may be deemed to be equivalent to a common share. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders' equity and Minority Interest in the accompanying balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership.


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


RECLASSIFICATIONS

The consolidated financial statements of prior periods have been reclassified to conform with current classifications with no effect on results of operations.


NOTE 3  PROPERTY ACQUISITIONS AND DEVELOPMENTS

WHOLLY-OWNED PROPERTIES
1998
----

On April 2, 1998, the Company acquired Southwest Plaza located in Denver, Colorado. On May 8, 1998, the Company completed the acquisition of Northbrook Court Shopping Center located in Northbrook (Chicago), Illinois. The aggregate purchase price for Southwest Plaza and Northbrook Court was approximately $261,000, including approximately $149,000 of assumed debt.

On June 2, 1998, the Company acquired the U.S. retail property portfolio (the "MEPC Portfolio") of MEPC plc, a United Kingdom based real estate company ("MEPC"), through the purchase of the stock of the three U.S. subsidiaries of MEPC ("MEPC U.S. Subsidiaries") that directly or indirectly owned the MEPC Portfolio. The Company acquired the MEPC Portfolio for approximately $871,000 (less certain adjustments for tenant allowances, construction costs, MEPC U.S. Subsidiary liabilities and other items). The Company borrowed approximately $830,000 to finance the purchase price for the stock, which was paid in cash at closing as more fully described in Note 5. The MEPC Portfolio consists of eight enclosed mall shopping centers: Apache Mall in Rochester, Minnesota; The Boulevard Mall in Las Vegas, Nevada; Cumberland Mall in Atlanta, Georgia; McCreless Mall in San Antonio, Texas; Northridge Fashion Center in Northridge (Los Angeles), California; Regency Square Mall in Jacksonville, Florida; Riverlands Shopping Center in LaPlace, Louisiana and Valley Plaza Mall in Bakersfield, California.

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


On July 21, 1998, the Company acquired Altamonte Mall in Altamonte Springs (Orlando), Florida. The aggregate consideration paid for the Altamonte Mall was $169,000 (subject to prorations and certain adjustments), part of which was paid by the payoff of approximately $24,000 of indebtedness assumed at acquisition from cash funded from the Company's line of credit facility and the balance of which was paid by the issuance of 3,683,143 Units.

On September 3, 1998, the Company acquired Pierre Bossier Mall in Bossier City (Shreveport), Louisiana. The aggregate consideration paid for the Pierre Bossier Mall was approximately $52,700 (subject to prorations and certain adjustments) which was paid in the form of approximately $10,000 in cash (funded from the Company's line of credit facility), a new mortgage loan (obtained from an independent third party) of approximately $42,000 and the assumption of approximately $700 of existing debt. The Company had previously loaned the sellers approximately $50,000 in early 1998 and received an option to buy the property. In conjunction with the closing of the sale, the loan was fully repaid.

On September 15, 1998, the Company acquired Spring Hill Mall in West Dundee (Chicago), Illinois. The aggregate consideration paid by the Company was approximately $124,000 (subject to prorations and certain adjustments) which was paid in the form of approximately $32,000 in cash (through the Company's line of credit facility) and a new ten year fixed rate $92,000 mortgage.

On September 18, 1998, the Company acquired Coastland Center in Naples, Florida, for approximately $114,500 in cash (subject to prorations and certain adjustments). The aggregate consideration paid was borrowed under the Company's line of credit facility.

On October 21, 1998, the Company acquired Mall St. Vincent in Shreveport, Louisiana. The aggregate consideration paid for Mall St. Vincent was $26,400 (subject to prorations and certain adjustments) which was paid by issuing 200,052 redeemable Units in the Operating Partnership (of which 88,871 were immediately redeemed for cash [funded by the Company's line of credit facility] upon demand of the holders of such Units) and by assuming approximately $19,200 of debt.

1997
----

On March 31, 1997, the Company acquired Market Place Mall for a cash purchase price of approximately $70,000. Market Place Mall is located in Champaign, Illinois.

During the second quarter of 1997, the Company acquired three properties, Century Plaza, Southlake Mall and Eden Prairie Center. Century Plaza located in Birmingham, Alabama, was acquired on May 1, 1997, for $31,800 in cash. Southlake Mall was acquired on June 18, 1997, for a purchase price of $67,000 which consisted of $45,100 of mortgage debt assumption, $11,500 of Operating Partnership Units (353,537 units), and $10,400 in cash. Southlake Mall is located in Atlanta, Georgia. The aggregate consideration paid for Eden Prairie Center located in Eden Prairie (Minneapolis), Minnesota was $19,900. It

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


included the assumption of a $16,800 mortgage, the payment of $1,100 in cash and the assumption of $2,000 of short-term liabilities.

The Company acquired Valley Hills Mall located in Hickory, North Carolina, on October 23, 1997, for a purchase price of approximately $34,500. The purchase price consisted of approximately $18,900 of Operating Partnership Units (518,833 units) and the assumption of approximately $15,600 of mortgage debt.

1996
----

On October 4, 1996, Park Mall in Tucson, Arizona, was acquired for one million shares of newly issued common stock and the payment of $23,995 in cash. Sooner Fashion Mall and 50% of Quail Springs Mall, in Norman and Oklahoma City, Oklahoma, respectively, were acquired on November 27, 1996, for 895,928 newly issued common shares, the assumption of $8,636 of mortgage debt and the payment of $16,695 in cash. On December 6, 1996, the Company acquired Lakeview Square, Lansing Mall and Westwood Mall, all located in south central Michigan for an aggregate purchase price of $132,148. The purchase price consisted of $92,411 of mortgage debt assumption, of which $4,436 was retired at closing, and the issuance of $39,737 (1,445,000 units) of Operating Partnership Units.


GENERAL

The acquisitions were accounted for utilizing the purchase method and, accordingly, the results of operations are included in the Company's results of operations from the respective dates of acquisition (for pro forma effect, see
Note 13). Subsequent to year-end, on January 11, 1999 the Company acquired The Crossroads Mall in Kalamazoo, Michigan. The aggregate purchase price was approximately $68,000 (subject to prorations and certain adjustments), which was funded from a new $75,000 short-term floating rate interim loan. Such interim loan is expected to be replaced within the next six months with two new fixed rate, non-recourse mortgage loans, $50,000 to be secured by The Crossroads Mall and $25,000 to be secured by the Century and West Valley Malls.


DEVELOPMENTS

The Company owns three development sites in the following locations: Coralville (Iowa City), Iowa; Grandville (Grand Rapids), Michigan and Frisco (Dallas), Texas. Coral Ridge Mall, located in Coralville (Iowa City), Iowa was completed and opened as scheduled in July of 1998. Construction of the Grandville (Grand Rapids) mall (RiverTown Crossings) commenced in December, 1997, and is scheduled to open in the fall of 1999. Construction of Stonebriar Mall at the Bridges, located in Frisco (Dallas), Texas commenced in October of 1998 with an anticipated completion date in the summer of 2000.

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


NOTE 4  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

GGP/HOMART

The Company owns approximately 38.2% of GGP/Homart with the remaining ownership interests held by four institutional investors. The co-investors in GGP/Homart are allowed to exercise an exchange right according to the GGP/Homart Stockholders Agreement. The exchange right is designed to allow a GGP/Homart stockholder to convert their ownership interest in GGP/Homart to a common stock ownership interest in the Company. However, if such a right is exercised by a stockholder, the Company may elect to satisfy such conversion in cash. GGP/Homart currently owns interests in twenty-three regional shopping malls. GGP/Homart has elected real estate investment trust status for income tax purposes.


PROPERTY JOINT VENTURES
1998
----

On July 23, 1998, effective as of June 30, 1998, GGP Ivanhoe III acquired the U.S. Prime Property, Inc. ("USPPI") portfolio through a merger of a wholly-owned subsidiary of GGP Ivanhoe III into USPPI. The common stock of GGP Ivanhoe III, which will elect to be taxed as a REIT, is owned 51% by the Company and 49% by a joint venture partner. The aggregate consideration paid pursuant to the merger agreement was approximately $625,000 (less certain adjustments, including a credit of approximately $64,000 for outstanding mortgage indebtedness and accrued interest thereon as well as credits for tenant allowances, construction costs, commissions, due diligence items and certain miscellaneous items). The acquisition was financed with a $392,000 interim loan, which becomes due July 1, 1999, and capital contributions from the Company and the joint venture partner in proportion to their respective stock ownership. Pursuant to the GGP Ivanhoe III stockholders' agreement, the Company has contributed approximately $91,290 to GGP Ivanhoe III (less certain interest and other credits). The Company's capital contributions were funded primarily from proceeds from the Company's line of credit facility. The properties acquired include: Landmark Mall in Alexandria, Virginia; Mayfair Mall and adjacent office buildings in Wauwatosa (Milwaukee), Wisconsin; Meadows Mall in Las Vegas, Nevada; Northgate Mall in Chattanooga, Tennessee; Oglethorpe Mall in Savannah, Georgia; and Park City Center in Lancaster, Pennsylvania. The properties acquired are currently managed by GGMI.

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

Additionally, the stockholders' agreement of GGP Ivanhoe III contains provisions regarding buy-sell rights of the Company and Ivanhoe. This

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


stockholders' agreement further provides that Ivanhoe has the right (exercisable on certain specified future dates) to require the Company to acquire Ivanhoe's interest in GGP Ivanhoe III for a purchase price determined by reference to the then value of GGP Ivanhoe III. In the alternative, the Company has the right to market the assets to third parties rather than acquire Ivanhoe's interest. If the Company acquires Ivanhoe's interest, the consideration can be paid in cash, common stock of the Company, or a combination thereof as unilaterally determined by the Company.

1997
----

On September 17, 1997, GGP/Ivanhoe indirectly acquired both The Oaks Mall in Gainesville, Florida and Westroads Mall in Omaha, Nebraska. The purchase price for the two properties was approximately $206,000 of which $125,000 was financed through property level indebtedness. The Company contributed approximately $43,700 for its 51% ownership interest in GGP/Ivanhoe. Ivanhoe owns the remaining 49% ownership interest in GGP/Ivanhoe. The terms of the stockholder's agreement are similar to those of GGP/Ivanhoe III.

On June 11, 1997, the Company acquired a 50% interest in Town East Mall, located in Mesquite, Texas, for $56,500. The consideration included approximately $27,500 in cash, the assumption of approximately $27,900 of mortgage indebtedness and the assumption of $1,100 in net current liabilities.

1996
----

On November 27, 1996, the Company acquired a 50% interest in Quail Springs Mall in Oklahoma City, Oklahoma. The Company's interest was acquired concurrently with a 100% interest in Sooner Fashion Mall in Norman, Oklahoma, which joint acquisition is described in Note 3 above.


CENTERMARK

On February 11, 1994, the Company acquired 40% of the outstanding stock of CenterMark for approximately $182,000 in cash. CenterMark owned interests in sixteen enclosed regional shopping centers, three power centers and certain other real estate. On December 19, 1995, the Company sold a portion of its interest in CenterMark for $72,500 and granted the buyer an option to purchase its remaining interest. Pursuant to such option, the Company's remaining interest was sold in two transactions with $87,000 received on July 1, 1996 and $130,500 received on January 2, 1997. The Company's equity in the operations of CenterMark of $9,397 in 1996 has been included in the caption "Property Joint Ventures".


GGMI

On December 22, 1995, GGP Management, Inc. was formed to manage, lease, develop and operate enclosed malls. The Operating Partnership owned 100% of the non-voting preferred stock ownership interest in GGP Management, Inc. representing 95% of the equity interest. Key employees of the Company held

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


the remaining 5% ownership interest therein in the form of common stock, which was entitled to all of the voting rights in GGP Management, Inc. In August 1996, GGP Management, Inc., acquired GGMI for approximately $51,500 by exchanging 1,555,855 newly issued shares of common stock of the Company and 453,791 Operating Partnership Units (contributed by the Operating Partnership) for 100% of the outstanding shares in GGMI. A loan of approximately $39,900 from the Operating Partnership to GGP Management, Inc. was used to purchase the Company's common stock used to acquire GGMI. The interest-only loan bears interest at 14% and matures in 2016. Upon acquisition of GGMI, GGP Management, Inc. was merged into GGMI with GGMI as the surviving entity. The Operating Partnership currently holds all of the non-voting preferred stock ownership interest in GGMI representing 95% of the equity interest. Five key employees of the Company hold the remaining 5% equity interest through ownership of 100% of the common stock, which is entitled to all voting rights in GGMI. GGMI cannot distribute funds to its stockholders until its available cash flow exceeds all accumulated preferred dividends owed to the preferred stockholder. Any dividends in excess of the preferred cumulative dividend are allocated 95% to the preferred stockholder and 5% to the common stockholders. GGMI may make principal payments on the Operating Partnership loan if it has sufficient cash flow. GGMI manages, leases, and performs various other services for the Wholly-Owned Centers, the Property Joint Ventures, GGP/Homart and other properties owned by unaffiliated parties.

On June 16, 1997, GGMI acquired an office building in downtown Chicago, Illinois to be used as the new corporate headquarters for the Company. GGMI and Company personnel took occupancy of the building in April of 1998.

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)



SUMMARIZED FINANCIAL INFORMATION OF INVESTMENT IN UNCONSOLIDATED AFFILIATES

Following is summarized financial information for the Company's unconsolidated affiliates as of December 31, 1998 and 1997 and for the years ended December 31, 1998, 1997 and 1996.

CONDENSED BALANCE SHEETS
                                                December 31,1998
                                        GGP/Homart     GGMI      PJVs
                                        ----------    ------   -------
Assets:
Net investment in real estate           $1,102,907  $ 39,711    $972,024
Investment in real estate
  joint ventures                           124,668         -           -
Other assets                               123,739    80,901      66,531
                                         ---------   -------     -------
                                        $1,351,314  $120,612  $1,038,555
                                        ==========  ========  ==========
Liabilities and Owners' Equity:
Mortgage and other notes payable        $  814,738  $  1,500    $674,627
Accounts payable and accrued expenses       39,881   125,997      30,394
Owners' equity                             496,695    (6,885)    333,534
                                        ----------   -------     -------
                                        $1,351,314   120,612  $1,038,555
                                        ==========   =======  ==========


                                                 December 31,1997
                                          GGP/Homart     GGMI      PJVs
                                          ----------    ------   -------
Assets:
Net investment in real estate             $1,088,310  $ 13,302  $329,080
Investment in real estate
  joint ventures                             154,109         -         -
Other assets                                  64,558    88,771    17,170
                                           ---------   -------   -------
                                          $1,306,977  $102,073  $346,250
                                          ==========  ========  ========

Liabilities and Owners' Equity:
Mortgage and other notes payable          $  742,362  $  1,500  $191,531
Accounts payable and accrued expenses         54,806    89,942    11,369
Owners' equity                               509,809    10,631   143,350
                                          ----------   -------   -------
                                          $1,306,977  $102,073  $346,250
                                          ==========   =======   =======

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


CONDENSED STATEMENTS OF OPERATIONS
                                           Year Ended December 31, 1998
                                          GGP/Homart     GGMI      PJVs
                                          ----------    ------   -------
Revenues:
Tenant rents                               $ 184,783   $     -  $103,803
Fees and other revenues                            -    63,771         -
                                             -------   -------   -------
Total Revenues                               184,783    63,771   103,803

Operating expenses (1)                       107,717    70,407    54,530
                                             -------    ------   -------
Operating Income (loss)                       77,066    (6,636)   49,273

Interest expense, net (2)                    (47,799)   (9,999)  (29,882)
Equity in net income of unconsolidated
 real estate affiliates                        5,011         -         -
Gain on property sales                        13,182         -         -
Income allocated to minority interest           (705)        -         -
                                             -------   -------   -------
Net Income (loss)                           $ 46,755  $(16,635)  $19,391
                                            ========   ========   ======


                                            Year Ended December 31, 1997
                                          GGP/Homart     GGMI      PJVs
                                          ----------    ------   -------
Revenues:
Tenant rents                               $ 159,280   $     -   $28,540
Fees and other revenues                            -    62,867         -
                                             -------   -------   -------
Total Revenues                               159,280    62,867    28,540

Operating expenses (1)                        92,498    57,166    15,724
                                             -------    ------   -------
Operating Income (loss)                       66,782     5,701    12,816

Interest expense, net (2)                    (42,980)   (5,895)   (6,787)
Equity in net income of unconsolidated
 real estate affiliates                        5,999         -         -
Gain on property sales                        13,767         -         -
Income allocated to minority interest           (372)        -         -
                                             -------   -------   -------
Net Income (loss)                          $  43,196   $  (194)  $ 6,029
                                           =========   ========  =======


                                            Year Ended December 31, 1996
                                          GGP/Homart     GGMI      PJVs
                                          ----------    ------   -------
Revenues:
Tenant rents                                $142,611  $      -    $  842

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


Fees and other revenues                            -    39,343         -
                                             -------   -------   -------
Total Revenues                               142,611    39,343       842

Operating expenses (1)                        82,826    37,793       500
                                             -------    ------   -------
Operating Income (loss)                       59,785     1,550       342

Interest expense, net (2)                    (37,497)   (2,823)     (121)
Equity in net income of unconsolidated
 real estate affiliates                        2,434         -         -
Gain on property sales                             -         -         -
Income allocated to minority interest           (239)        -         -
                                             -------   -------   -------
Net Income (loss)                           $ 24,483   $(1,273)   $  221
                                            ========   ========   ======

Significant accounting policies used by GGP/Homart, GGMI, and the PJVs are the same as those used by the Company.

(1) Includes depreciation and amortization.
(2) Includes extraordinary items for the PJVs.


NOTE 5  MORTGAGE NOTES AND OTHER DEBTS PAYABLE

Mortgage notes and other debts payable at December 31, 1998 and 1997 consisted of the following:

                                                            December 31,
                                                        1998            1997
                                                      --------        --------
   Fixed-Rate debt
     Mortgage notes payable                          $2,036,210     $1,173,042
   Variable-Rate debt
     Mortgage notes payable                             412,566         16,743
     Line of credit facility                            200,000         86,000
                                                     ----------     ----------
      Total Variable-Rate debt                          612,566        102,743
                                                     ----------     ----------
      Total mortgage notes and other debts payable   $2,648,776     $1,275,785
                                                     ==========     ==========


FIXED RATE DEBT
Mortgage Notes Payable

The fixed-rate mortgage notes bear interest ranging from 6.00% to 10.00% per annum (weighted average of 6.79% per annum), require monthly payments of principal and/or interest and have various maturity dates through 2020 (weighted average remaining term of 6.7 years). Certain properties are pledged as collateral for the related mortgage note(s). The mortgage notes payable as of December 31, 1998 are non-recourse to the Company (except to the

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


extent of supplemental guarantees executed by the Company). Certain loans are cross-defaulted and cross-collateralized as part of a group of properties. Under certain cross-default provisions, a default under any mortgage included in a cross-defaulted package may constitute a default under all such mortgages and may lead to acceleration of the indebtedness due on each property within the collateral package. GGP/Ivanhoe debt totaling $125,000 is cross-defaulted and cross-collateralized with eleven wholly owned centers. Certain properties are subject to financial performance convenants, primarily minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") ratios.


VARIABLE RATE DEBT
Mortgage Notes Payable

Variable rate mortgage notes payable consist primarily of a $100,000 loan collateralized by Northbrook Court (due August 1, 1999), and the $233,000 portion of the MEPC acquisition financing as described below. The remaining loans are generally short term in nature and bear interest at a rate per annum equal to the sum of LIBOR (5.064% at December 31, 1998) plus 90 to 120 basis points. The Company expects to retire or refinance such obligations when due.


MEPC ACQUISITION FINANCING

In June, 1998, the Company obtained a loan of approximately $830,000 to acquire the MEPC portfolio. The Company repaid approximately $217,000 of this loan on June 10, 1998 from the net proceeds of the public offering of the PIERS. Subsequently, the Company fixed the annual interest rate with respect to approximately $380,000 of such loan at 6.7% per annum and the remainder (approximately $233,000) bears interest at a rate per annum equal to the sum of LIBOR plus 90 basis points, which rate is adjusted monthly. The loan is collateralized by the MEPC Portfolio and matures on July 1, 1999. The Company expects to refinance such obligations when due.


LINE OF CREDIT FACILITY

The Company's $200,000 unsecured revolving line of credit facility bears interest at a rate per annum equal to the sum of LIBOR plus 80 to 120 basis points depending upon the Company's leverage ratio and matures on July 31, 2000 including a one-year extension option which can be unilaterally exercised by the Company. The line of credit facility is subject to financial performance covenants including debt-to-market capitalization, minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") ratios and minimum equity values. On December 31, 1998, the line of credit facility had an outstanding balance of $200,000.


CONSTRUCTION LOANS AND LETTERS OF CREDIT

Two construction loans were arranged in connection with the development of two regional malls. These recourse loans were repaid in 1997.

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

As of December 31, 1998 and 1997, the Company had outstanding letters of credit of $9,956 and $7,717 respectively, primarily in connection with special real estate assessments and insurance requirements.

Principal amounts due under mortgage notes and other debts payable mature as follows (assuming the extension of the Credit Facility described above):

     Year Pending                   Amount of Maturing
     ------------                    ------------------

        1999                            $  776,648
        2000                               234,290
        2001                               161,998
        2002                               193,741
        2003                                11,535
        Subsequent                       1,270,564
                                        ----------
        Total                           $2,648,776
                                        ==========

Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty of a yield-maintenance premium or a percentage of the loan balance.

Land, buildings and equipment related to the mortgage notes payable with an aggregate cost of $3,162,990 at December 31, 1998 have been pledged as collateral. In addition, loans totaling approximately $231,796 (collateralized by assets with a total carrying value of approximately $165,289) were supplementally guaranteed by the Company. Based on borrowing rates available to the Company at the end of 1998 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes and other debts payable approximates carrying value at December 31, 1998 and 1997.


NOTE 6  EXTRAORDINARY ITEMS

The extraordinary items resulted from prepayment costs and unamortized deferred financing costs related to the early extinguishment, primarily through refinancings, of mortgage notes payable. The basic per share impact of the extraordinary items in 1998 was $.14, and the diluted per share impact was $.13. The basic and diluted per share impact of the extraordinary items was $.03 in 1997 and $.08 in 1996.


NOTE 7  RENTALS UNDER OPERATING LEASES

The Company receives rental income from the leasing of retail shopping center space under operating leases. The minimum future rentals based on operating leases held as of December 31, 1998, are as follows:

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


                  Year                                 Amount
                  ----                                 ------

                  1999                               $ 277,720
                  2000                                 271,691
                  2001                                 253,591
                  2002                                 232,640
                  2003                                 204,910
                  Thereafter                           838,546


Minimum future rentals do not include amounts which may be received from certain tenants based upon a percentage of their gross sales or as reimbursement of shopping center operating expenses.

The tenant base includes national and regional retail chains and local retailers, and consequently, the Company's credit risk is concentrated in the retail industry.


NOTE 8  TRANSACTIONS WITH AFFILIATES

  GGMI

GGMI has been contracted to provide management, leasing, development and construction management services for the owned properties. In addition, certain shopping center advertising and payroll costs of the properties are paid by GGMI and reimbursed by the Company. Total costs included in the consolidated financial statements related to agreements with GGMI are as follows:

                                            Year Ended December 31,
                                   1998               1997             1996
                                  ------             ------           ------
Management and Leasing Fees      $15,074            $ 8,285          $ 7,956
Cost Reimbursements               41,594             28,099           23,641
Development Costs                  7,801              2,015            1,529

In December 1996, the Operating Partnership acquired a development site located in Grandville (Grand Rapids), Michigan from a related partnership for $11,441. This site is now the location of the RiverTown Crossings expected to open in the fall of 1999 (see Note 3).


  NOTES RECEIVABLE

In April, May and September, 1998, certain officers of the Company issued to the Company an aggregate of $3,164 of notes in connection with such officers' exercise of options to purchase an aggregate of 166,000 shares of the Company's common stock. The notes, which bear interest at a rate (5.61% per annum at December 31, 1998) computed as a formula of a market rate, are collateralized by the shares of common stock issued upon exercise of such options, provide for quarterly payments of interest and are payable to the Company on demand.

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


NOTE 9  STOCK PLANS

  STOCK INCENTIVE PLAN

The Company's Stock Incentive Plan provides incentives to attract and retain officers and key employees. The Stock Incentive Plan originally consisted of 1,000,000 shares of common stock available for grant, which was increased, by 1,000,000 shares in both 1996 and 1997. As of December 31, 1998, the number of shares of common stock authorized for issuance under the plan was 3,000,000. Options are granted by the Compensation Committee of the Board of Directors at an exercise price of not less than 100% of the fair market value of the Common Stock on the date of grant. The term of the option is fixed by the Compensation Committee, but no option shall be exercisable more than 10 years after the date of the grant. Options granted to officers and key employees are for 10-year terms and are generally exercisable in either 33 1/3% or 20% annual increments from the date of the grants. Options granted to non-employee directors are exercisable in full commencing on the date of grant and expire on the tenth anniversary of the date of the grant.

  1998 INCENTIVE PLAN

General Growth and its stockholders approved a new incentive stock plan entitled the 1998 Incentive Stock Plan (the "1998 Incentive Plan"). Under the 1998 Incentive Plan, the Compensation Committee of the Board of Directors of General Growth is authorized to grant to employees of the Company and GGMI stock incentive awards in the form of threshold-vesting stock options ("TSOs"). The exercise price of the TSOs to be granted to a participant will be the Fair Market Value ("FMV") of a share of Common Stock on the date the TSO is granted. The threshold price (the "Threshold Price") which must be achieved in order for the TSO to vest will be determined by multiplying the FMV on the date of grant by the Estimated Annual Growth Rate (currently set at 7% in the 1998 Incentive
Plan) and compounding the product over a five year period. Shares of the Company's Common Stock must achieve and sustain the Threshold Price for at least 20 consecutive trading days at any time over the five years following the date of grant in order for the TSO to vest. All TSOs granted will have a term of 10 years but must vest within 5 years of the grant date in order to avoid forfeiture.

The purpose of the 1998 Incentive Plan is to give the Company an advantage in attracting, retaining and motivating management employees and to provide the Company with the ability to provide competitive incentives which are directly linked to the profitability of the Company's business and increases in stockholder value. Grants under the 1998 Incentive Plan are intended to reinforce the attainment of annual performance goals while encouraging sustained profitable long-term growth.

The aggregate number of shares of Common Stock which may be subject to TSOs issued pursuant to the 1998 Incentive Plan will not exceed 1,000,000 subject to certain customary adjustment to prevent dilution. No options under the 1998 Incentive Plan were granted in 1998.

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


A summary of the status of the Company's stock option plans as of December 31, 1998, 1997 and 1996 and changes during the year ended on those dates is presented below.

                            1998                 1997                1996
                     -----------------    ----------------    ----------------
                              Weighted            Weighted            Weighted
                               Average             Average             Average
                              Exercise            Exercise            Exercise
                     Shares    Price      Shares   Price      Shares   Price
Outstanding at
 beginning
 of year             785,000  $ 24.79    827,500  $24.48     425,500  $19.50
Granted              229,500  $ 36.19      2,000  $31.75     502,000  $27.97
Exercised           (166,000) $ 19.06    (44,500) $19.35     (66,667) $20.81
Forfeited                                                    (33,333) $20.81
                    --------             -------             -------

Outstanding at
 end of year         848,500  $ 28.99    785,000  $24.79     827,500  $24.48
                    ========             =======             =======

Exercisable at
 end of year         414,500  $ 27.57    379,000  $23.85     267,500  $22.46
Options available
 for future
 grants            2,874,333           2,103,833           1,105,833

Weighted average per share
 fair value of options
 granted during the year      $  3.18             $ 2.74              $ 2.28


The fair value of each option grant for 1998, 1997 and 1996 was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                1998           1997            1996
                               ------         ------          ------
Risk free interest rate         5.48%          6.23%           5.78%
Dividend yield                  7.28%          7.77%           7.75%
Expected life                4.2 years      4.75 years      4.00 years
Expected volatility             19.4%          18.8%           18.8%

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


The following table summarizes information about stock options outstanding at December 31, 1998:

                            Options Outstanding         Options Exercisable
                                 Weighted
                                 Average     Weighted                Weighted
                  Number        Remaining     Average    Options      Average
Range of          Outstanding  Contractual   Exercise  Exercisable   Exercise
Exercise Prices   at 12/31/98    Life         Price    at 12/31/98    Price

$19.00 - $36.19     848,500    8.36 years    $28.99      414,500     $27.57

The Company has applied Accounting Principles Board Opinion 25 and selected interpretations in accounting for its plan. Accordingly, no compensation costs have been recognized. Had compensation costs for the Company's Plan been determined based on the fair value at the grant date for options granted in 1998, 1997 and 1996 in accordance with the method required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation", the Company's net income and net income per share would have been reduced to the pro forma amounts as follows:


                                         Year Ended December 31,
                               1998               1997               1996
Net Income
  As Reported                $53,012            $89,551            $59,742
  Pro Forma                  $52,709            $89,341            $59,536
Net earnings per share -
basic
  As Reported                $  1.46            $  2.75            $  2.12
  Pro Forma                  $  1.46            $  2.74            $  2.12
Net earnings per share -
diluted
  As Reported                $  1.46            $  2.73            $  2.12
  Pro Forma                  $  1.45            $  2.72            $  2.11


NOTE 10  DISTRIBUTIONS PAYABLE

On December 17, 1998, the Company declared a cash distribution of $.47 per share that was paid on January 29, 1999, to stockholders of record (1,106 owners of record) on January 6, 1999, totaling $18,330. In addition, a distribution of $9,309 was paid to the limited partners of the Operating Partnership. Concurrently, the Company declared the fourth quarter 1998 preferred stock dividend, for the period from October 1, 1998 through December 31, 1998, in the amount of $0.4531 per share, payable to preferred stockholders of record on January 6, 1999 and paid on January 15, 1999. As described in Note 1, such preferred stock dividend was in the same amount as the Operating Partnership's distribution to the Company of the same date with respect to the Preferred Units held by the Company.

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

On December 17, 1996, the Company declared a cash distribution of $.43 per share that was paid on December 31, 1996 to stockholders of record on December 29, 1996, totaling $13,239. In addition, a distribution of $7,505 was paid to the limited partners of the Operating Partnership.

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


The allocations of the distributions declared and paid for income tax purposes are as follows:


                                      Year Ended December 31,
                                  1998         1997         1996
                                  ----         ----         ----

   Ordinary Income                98.0%        29.8%        47.0%
   Capital Gain                    2.0%        70.2%        53.0%
                                 ------       ------       ------
                                 100.0%       100.0%       100.0%


NOTE 11  COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties. In management's opinion, the liabilities, if any that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

The Company leases land at certain properties from third parties. Rental expense including participation rent related to these leases was $292, $595, and $590 for the years ended December 31, 1998, 1997, and 1996 respectively. The leases provide for a right of first refusal in favor of the Company in the event of a proposed sale of the property by the landlord.

The Company has entered into contingent agreements for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence and, in the case of developments, completion and occupancy of the project.


NOTE 12  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In March 1998, the Emerging Issues Task Force of the FASB ("EITF") issued a consensus opinion entitled "Accounting for Internal Costs Relating to Real Estate Property Acquisitions" ("EITF 97-11"). EITF 97-11 was effective as of March 19, 1998 and provides that the internal costs of identifying and acquiring operating property should be expensed as incurred. This has caused a nominal increase in expenses during 1998 for such expenditures that were previously capitalized and reflected as property costs to be depreciated over the useful life of the property acquired.

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

In May, 1998, the EITF issued a consensus opinion entitled "Accounting for Contingent Rent in Interim Financial Periods" ("EITF 98-9"). EITF 98-9 was effective as of May 21, 1998 and provided that rental income should be deferred in interim periods by the lessor if the triggering events that create contingent rent have not yet occurred. The Company has contingent rents as a majority of the tenant leases provide for additional rent computed as a percentage of tenant sales revenues above certain annual thresholds (predominately computed on a calendar year basis). The Company had previously accrued, on an interim basis, such percentage rents based on the prorated annual percentage rent estimated to be due from tenants. The Company, as provided by EITF 98-9, prospectively adopted this consensus and did not record additional percentage rent in the third and fourth quarters of 1998 above amounts recognized in the six months ended June 30, 1998 ($5,013) until such triggering events occurred. Accordingly, the Company recognized approximately $1,300 of percentage rent in the fourth quarter of 1998, which would otherwise have been recognized in previous periods. During the fourth quarter of 1998, EITF 98-9 was withdrawn and, pursuant to the guidance issued by the EITF, the Company will, effective January 1, 1999, revert back to the original policy of accruing percentage rents on an estimated basis. As of the date of this report, no further accounting guidance has been issued on this subject. It is possible that the SEC or the EITF will, in the future, restrict the accrual of such estimated percentage rent for interim periods. This would cause a shift in the Company's recognition, including amounts from the operations of GGP/Homart and the Property Joint Ventures, of portions of percentage rent from interim quarters to the fourth quarter of 1999 and subsequent years.

On June 1, 1998 the FASB issued a Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. As the Company does not currently have any investments in derivatives, the effect of adoption of the standard when effective is not expected to have any significant impact on the Company's financial statements.


NOTE 13  PRO FORMA FINANCIAL INFORMATION (unaudited)

Due to the impact of the public offering of the PIERS in 1998 and the acquisitions during 1996, 1997 and 1998, historical results of operations may not be indicative of future results of operations. The pro forma condensed consolidated statements of operations for the year ended December 31, 1998 include adjustments for the public offering of the PIERS in 1998 and the acquisition of 100% of Southwest Plaza, Northbrook Court, Altamonte Mall, Pierre Bossier Mall, Spring Hill Mall, Coastland Mall, and Mall St. Vincent, the eight operating properties in the MEPC Portfolio, and a 51% interest in the six operating properties owned by GGP Ivanhoe III as if such transactions occurred on January 1, 1998. The pro forma condensed consolidated statements of operations for the year ended December 31, 1997 include adjustments for the public offering of the PIERS in 1998 and the acquisition of 100% of the

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


fifteen operating properties in 1998 and 51% of GGP Ivanhoe III and adjustments for the acquisitions of Market Place Shopping Center, Century Plaza, Southlake Mall, Eden Prairie, Valley Hills, a 51% interest in GGP/Ivanhoe, and a 50% interest in Town East as if such transactions had occurred on January 1, 1997. The pro forma condensed consolidated statements of operations for 1996 include adjustments for the acquisition of 100% of the five operating properties in 1997, 50% of Town East, 100% of the five operating properties in 1996, 50% of Quail Springs Mall and the disposition of CenterMark Properties as if they had occurred on January 1, 1996. The pro forma information is based upon the historical consolidated statements of operations excluding extraordinary items and non-recurring gains on sales, including the gain in 1997 on the sale of a portion of the CenterMark stock and does not purport to present what actual results would have been had the offerings, acquisitions, and related transactions, in fact, occurred at the previously mentioned dates, or to project results for any future period.


PRO FORMA FINANCIAL INFORMATION
                                                     Years Ended
                                         1998           1997           1996
                                       --------      --------        --------

Total Revenues:                        $514,101      $482,248        $280,939

Expenses:
     Property operating                 179,200       179,091          96,512
     Management fees                      5,027         5,014           3,630
     Depreciation and amortization       92,407        87,009          48,705
                                       --------      --------        --------
Total expenses                          276,634       271,114         148,847
                                       --------      --------        --------

Operating income                        237,467       211,134         132,092
Interest expense, net                  (148,606)     (160,120)        (83,061)
Equity in net income/(loss) of
  unconsolidated affiliates
     GGP/Homart                          17,865        16,506           9,355
     Property Joint Ventures              9,768         4,350           2,758
     General Growth Management, Inc.    (14,938)        3,211          (1,273)
                                       --------      --------        --------
                                        101,556        75,081          59,871
Minority interest in operating
partnership
                                        (29,630)      (20,981)        (23,005)
                                       --------      --------        --------

Pro forma net income (a)                 71,926        54,100          36,866
Pro forma preferred stock dividends     (24,469)      (24,469)             --
                                       --------      --------        --------

Pro forma net income available to
common stockholders
                                       $ 47,457      $ 29,631        $ 36,866
                                       ========      ========        ========

Pro forma earnings per share -
 basic (b)                             $   1.31      $   0.91        $   1.24
Pro forma earnings per share -         $   1.30      $   0.90        $   1.24
 diluted (b)

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


(a) The pro forma adjustments include management fee and depreciation modifications and adjustments to give effect to the public offering and acquisitions activity described above.

(b) Pro forma basic earnings per share are based upon weighted average common shares of 36,190,367 for 1998, 32,622,665 for 1997 and 29,717,353 for 1996. Pro
forma diluted per share amounts are based on the weighted average common shares and the effect of dilutive securities (stock options) outstanding of 36,381,914 for 1998, 32,839,637 for 1997 and 29,792,969 for 1996.


NOTE 14  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

Year Ended            First      Second       Third       Fourth
December 31, 1998    Quarter     Quarter      Quarter(b)  Quarter(b)    Total
Total Revenues      $80,447     $88,618     $113,055      $144,456    $426,576

Income before
 minority interest   12,882      27,133       25,395        35,578     100,988

Income before
 extraordinary item   8,455      18,141       18,040        26,558      71,194

Net income applicable
 to common shares     8,455      16,942       11,923        15,692      53,012
Earnings before
 extraordinary item  $ 0.24      $ 0.47       $ 0.33        $ 0.56      $ 1.60
 per share-basic (a)
Earnings before
 extraordinary item    0.24        0.47         0.33          0.55        1.59
 per share-diluted (a)
Net earnings per
 share-basic (a)       0.24        0.47         0.33          0.42        1.46
Net earnings per
 share-diluted (a)     0.24        0.47         0.33          0.42        1.46
Distributions
 declared per share  $ 0.47      $ 0.47       $ 0.47        $ 0.47      $ 1.88
Weighted
 average shares      35,689      35,877       35,899        37,283      36,190
 outstanding (in thousands)
  -basic
Weighted
 average shares      35,936      36,047       35,990        37,450      36,382
 outstanding (in thousands)
  - diluted

(a) Earnings per share for the four quarters do not add up to the annual earnings per share due to the issuance of additional stock during the year.
(b) Application of EITF 98-9 resulted in the recognition of approximately $1,300 of percentage rental revenue in the fourth quarter, which would have otherwise been recognized in the third quarter.

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

Year Ended            First      Second       Third      Fourth
December 31, 1997    Quarter     Quarter      Quarter    Quarter       Total
Total Revenues       $65,328     $69,694     $74,199     $81,926     $291,147
Income before
 minority interest    75,495      17,823      24,440      22,942      140,700
Income before
 extraordinary item   47,953      11,127      15,982      15,641       90,703
Net income applicable
 to common shares     47,576      11,127      15,287      15,561       89,551
Earnings before
 extraordinary item   $ 1.56      $ 0.36      $ 0.48      $ 0.44       $ 2.78
 per share-basic (a)
Earnings before
 extraordinary item     1.55        0.36        0.48        0.44         2.76
 per share-diluted (a)
Net earnings
 per share-basic (a)    1.55        0.36        0.46        0.44         2.75
Net earnings
 per share-diluted (a)  1.54        0.36        0.46        0.44         2.73
Distributions
 declared per share   $ 0.45      $ 0.45      $ 0.45      $ 0.45       $ 1.80
Weighted
 average shares       30,789      30,781      33,219      35,640       32,623
 outstanding
 (in thousands)-basic
Weighted
 average shares       30,835      30,831      33,279      35,701       32,840
 outstanding (in thousands)
  - diluted

(a) Earnings per share for the four quarters do not add up to the annual earnings per share due to the issuance of additional stock during the year and the gain on the sale of a portion of CenterMark stock in the first quarter.

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



Chicago, Illinois                                  PricewaterhouseCoopers LLP
February 8, 1999

                         GENERAL GROWTH PROPERTIES, INC

 Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1998

       Col. A              Col. B                Col. C                       Col. D                            Col. E
       ------              ------                ------                       ------                            ------
                                                                       Costs Capitalized
                                                                          Subsequent                 Gross Amounts at Which
                                            Initial Cost(b)              To Acquisition             Carried at Close of Period
                                       -------------------------  ------------------------   ---------------------------------------
                                                     Buildings                                             Buildings
                         Encumbrances                   and                     Carrying                     and
    Description              (a)           Land     Improvements  Improvements  Costs (c)      Land      Improvements    Total (d)
---------------------    ------------  -----------  ------------  ------------  ----------   -----------  ------------   -----------
Altamonte Mall
 Altamonte Springs, FL   $124,662,440  $16,900,000  $152,100,750   $ 2,124,775  $        0   $16,900,000  $154,225,525  $171,125,525

Apache Mall
Rochester, MN              57,079,323    8,110,292    72,992,628       440,548           0     8,110,292    73,433,176    81,543,468

Bayshore Mall,
 Eureka, CA                37,250,000    3,004,345    27,398,907    20,827,325   2,887,090     3,005,040    51,113,322    54,118,362

Bellis Fair Mall,
 Bellingham, WA            73,000,000    7,616,458    47,040,131     7,101,524   6,122,020     7,485,224    60,263,675    67,748,899

Birchwood Mall,
 Port Huron, MI            44,960,875    1,768,935    34,574,635     8,927,430   1,967,320     3,045,616    45,469,385    48,515,001

Boulevard Mall
 Las Vegas, NV            116,057,178   16,490,343   148,413,086       972,961           0    16,490,343   149,386,047   165,876,390

Capital Mall
 Jefferson City, MO        16,500,000    4,200,000    14,201,000     4,270,275           0     3,912,935    18,471,275    22,384,210

Century Mall
 Birmingham, AL                     0    3,164,000    28,513,908     1,114,199     187,268     3,164,000    29,815,375    32,979,375

Chapel Hills
Colorado Springs,CO        36,750,000    4,300,000    34,017,000    51,497,364      87,441     4,300,000    85,601,805    89,901,805

Coastland Center
 Naples, FL                         0   11,450,000   103,050,200     1,599,934           0    11,450,000   104,650,134   116,100,134

Colony Square Mall
 Zanesville, OH            25,600,000    1,000,000    24,500,000    10,004,627           0     1,243,184    34,504,627    35,747,811

Columbia Mall
 Columbia, MO              56,100,000    5,383,208    19,663,231     8,837,494   1,368,803     5,383,208    29,869,528    35,252,736

Coral Ridge Mall
 Coralville, IA            81,926,159    3,363,602    64,217,772             0   3,604,651     3,363,602    67,822,423    71,186,025

Cumberland Mall
 Atlanta, GA              106,965,809   15,198,568   136,787,110       271,249           0    15,198,568   137,058,359   152,256,927

Development in
Progress                            0   45,797,971    44,062,986             0           0    45,797,971    44,062,986    89,860,957

Eagle Ridge Mall
 Lake Wales, FL                     0    7,619,865    49,560,538     1,434,368   5,678,662     7,621,768    56,673,568    64,295,336
    Col. A                       Col. F            Col. G          Col. H       Col. I
    ------                       ------            ------          ------       ------
                                                                              Life Upon Which
                                                                              Depreciation in
                                                                               Latest Income
                               Accumulated         Date of           Date      Statement is
 Description                   Depreciation      Construction       Acquired     Computed
----------------------         ------------      -----------       --------   ---------------
Altamonte Mall
 Altamonte Springs, FL         $  1,903,994                           1998         (f)

Apache Mall
Rochester, MN                       943,222                           1998         (f)

Bayshore Mall,
 Eureka, CA                      14,554,987        1986-1987                       (f)

Bellis Fair Mall,
 Bellingham, WA                  19,781,018        1987-1988                       (f)

Birchwood Mall,
 Port Huron, MI                  11,790,313        1989-1990                       (f)

Boulevard Mall
 Las Vegas, NV                    1,881,625                           1998         (f)

Capital Mall
 Jefferson City, MO               2,766,680                           1993         (f)

Century Mall
 Birmingham, AL                   1,188,866                           1997         (f)

Chapel Hills
Colorado Springs,CO               7,426,611                           1993         (f)

Coastland Center
 Naples, FL                         440,021                           1998         (f)

Colony Square Mall
 Zanesville, OH                  10,916,015                           1986         (f)

Columbia Mall
 Columbia, MO                    11,638,883        1984-1985                       (f)

Coral Ridge Mall
 Coralville, IA                   1,040,658        1998-1999                       (f)

Cumberland Mall
 Atlanta, GA                      1,731,651                           1998         (f)

Development in
Progress                                  0

Eagle Ridge Mall
 Lake Wales, FL                   3,916,327       1995-1996                        (f)

                                      F-37

                         GENERAL GROWTH PROPERTIES, INC

       Col. A              Col. B                Col. C                 Col. D                            Col. E
       ------              ------                ------                 ------                            ------
                                                                    Costs Capitalized
                                                                      Subsequent                   Gross Amounts at Which
                                           Initial Cost(b)           To Acquisition               Carried at Close of Period
                                     -------------------------  ------------------------   ---------------------------------------
                                                     Buildings                                           Buildings
                       Encumbrances                   and                     Carrying                      and
    Description            (a)           Land     Improvements  Improvements  Costs (c)       Land      Improvements      Total

---------------------  ------------  -----------  ------------  ------------  ----------   -----------  ------------    -----------
Eden Prairie Mall
 Eden Prairie, MN      $          0  $   465,063  $ 19,024,047  $ 1,918,094   $        0   $   465,063   $ 20,942,141   $ 21,407,204

Fallbrook Mall,
 West Hills, CA          46,900,000    6,117,338    10,076,520   55,900,398    2,286,195     6,127,138     68,263,113     74,390,251

Fox River Mall
 Appleton, WI            93,200,000    2,700,566    18,291,067   31,321,167    1,820,253     2,700,566     51,432,487     54,133,053

Gateway Mall,
 Springfield, OR         30,750,000    8,728,263    34,707,170   13,120,683    7,520,779     8,749,088     55,348,632     64,097,720

GGPLP Corp.
 Chicago, IL            255,000,000            0       556,740            0            0             0        556,740        556,740

Grand Traverse Mall,
 Grand Traverse, MI      51,500,000    3,529,966    20,775,772   19,561,103    3,643,793     3,533,745     43,980,668     47,514,413

Greenwood Mall
 Bowling Green, KY       39,500,000    3,200,000    40,202,000   13,294,944            0     3,202,734     53,496,944     56,699,678

Knollwood Mall,
 St. Louis Park, MN               0            0     9,748,047   23,322,630    1,767,267     7,025,606     34,837,944     41,863,550

Lakeview Square Mall
 Battle Creek, MI        26,544,687    3,578,619    32,209,980    3,956,032            0     3,578,619     36,166,012     39,744,631

Lansing Mall
 Lansing, MI             43,702,305    6,977,798    62,800,179    2,485,290            0     6,977,798     65,285,469     72,263,267

Lockport Mall,
 Lockport, NY             9,300,000      800,000    10,000,000    4,152,161       23,656       800,000     14,175,817     14,975,817

Mall of the Bluffs,
 Council Bluffs, IA      44,960,875    1,860,116    24,016,343    9,166,342    2,641,492     1,866,392     35,824,177     37,690,569

Mall St. Vincent
 Shreveport, LA          19,164,975    2,640,000    23,760,000      441,162            0     2,640,000     24,201,162     26,841,162

Marketplace
 Champaign, IL           47,000,000    7,000,000    63,972,357    2,794,353      495,252     7,000,000     67,261,962     74,261,962

McCreless Mall
 San Antonio, TX          7,037,887    1,000,000     9,000,002      583,123            0     1,000,000      9,583,125     10,583,125

MEPC Acquisition
Financing                25,000,000            0             0            0            0             0              0              0

Natick Mall
 Natick, MA             183,000,000   65,744,891   198,358,969    1,380,188            0    65,751,628    199,739,157    265,490,785

   Col. A                         Col. F            Col. G         Col. H         Col. I
   ------                         ------            ------         ------         ------
                                                                              Depreciation in
                                                                               Latest Income
                               Accumulated         Date of           Date      Statement is
 Description                   Depreciation      Construction      Acquired     Computed
------------------------       ------------      -----------       --------   ---------------
Eden Prairie Mall
 Eden Prairie, MN                $    761,780                        1997             (f)

Fallbrook Mall,
 West Hills, CA                    21,753,539                        1984             (f)

Fox River Mall
 Appleton, WI                      14,892,886     1983-1984                           (f)

Gateway Mall,
 Springfield, OR                   13,926,406     1989-1990                           (f)

GGPLP Corp.
 Chicago, IL                           82,711

Grand Traverse Mall,
 Grand Traverse, MI                10,159,031     1990-1991                           (f)

Greenwood Mall
 Bowling Green, KY                  8,126,489                        1993             (f)

Knollwood Mall,
 St. Louis Park, MN                12,413,439                        1978             (f)

Lakeview Square Mall
 Battle Creek, MI                   1,856,637                        1996             (f)

Lansing Mall
 Lansing, MI                        3,418,766                        1996             (f)

Lockport Mall,
 Lockport, NY                       4,193,250                        1986             (f)

Mall of the Bluffs,
 Council Bluffs, IA                12,011,676     1985-1986                           (f)


Mall St. Vincent
 Shreveport, LA                       199,101                        1998             (f)

Marketplace
 Champaign, IL                      2,307,279                        1997             (f)


McCreless Mall
 San Antonio, TX                      131,006                        1998             (f)

MEPC Acquisition
Financing                                   0

Natick Mall
 Natick, MA                        15,152,514                        1995             (f)



                        GENERAL GROWTH PROPERTIES, INC.


       Col. A              Col. B                Col. C                 Col. D                            Col. E
       ------              ------                ------                 ------                            ------
                                                                       Costs Capitalized
                                                                         Subsequent                 Gross Amounts at Which
                                              Initial Cost(b)           To Acquisition             Carried at Close of Period
                                         ------------------------- -----------------------  ---------------------------------------
                                                       Buildings                                         Buildings
                           Encumbrances                  and                     Carrying                   and
    Description                (a)           Land     Improvements Improvements  Costs (c)      Land     Improvements    Total (d)
---------------------      ------------  ----------   ------------ ------------ ----------  -----------  ------------  -----------
Northbrook Court
 Northbrook, IL            $100,000,000  $14,532,953  $133,572,961  $ 4,425,208 $        0  $14,749,796  $137,998,169   $152,747,965

Northridge Fashion Center
 Northridge, CA             116,956,281   16,618,095   149,562,583    7,357,606    692,972   16,618,095   157,613,161    174,231,256

Oakwood Mall,
 Eau Claire, WI              59,947,833    3,266,669    18,281,160   13,256,740  1,711,573    3,266,669    33,249,473     36,516,142

Park Mall
 Tucson, AZ                           0    4,996,024    44,993,177    5,062,951    237,323    4,996,024    50,293,451     55,289,475

Piedmont Mall,
 Danville, VA                16,950,000    2,000,000    38,000,000    2,087,648     20,787    2,000,000    40,108,435     42,108,435

Pierre Bossier Mall
 Bossier City, LA            41,924,299    5,280,707    47,558,468    1,548,737          0    5,283,970    49,107,205     54,391,175

The Pines,
 Pine Bluff, AR              26,750,000    1,488,928    17,627,258    7,106,669  1,365,091    1,259,284    26,099,018     27,358,302

Regency Square Mall
 Jacksonville, FL           116,107,915   16,497,552   148,477,968    4,657,064          0   16,506,853   153,135,032    169,641,885

Rio West Mall,
 Gallup, NM                  13,500,000            0    19,500,000    3,801,489          0            0    23,301,489     23,301,489

River Falls Mall,
 Clarksville, IN             28,000,000    3,177,688    54,610,421    3,673,523  5,281,892    3,182,305    63,565,836     66,748,141

River Hills Mall,
  Mankato, MN                51,200,000    3,713,529    29,013,757   16,030,858  2,584,241    3,792,109    47,628,856     51,420,965

Riverlands Shopping Center
 LaPlace, LA                  3,518,944      500,000     4,500,000       98,273          0      500,000     4,598,273      5,098,273

Sooner Fashion Mall,
 Norman, OK                  20,000,000    2,700,000    24,300,000    2,995,220          0    2,700,000    27,295,220     29,995,220

Southlake Mall,
 Morrow, GA                  51,300,000    6,700,000    60,406,902    1,256,242          0    6,700,000    61,663,144     68,363,144

SouthShore Mall,
 Aberdeen, WA                         0      650,000    15,350,000    4,335,166          0      650,000    19,685,166     20,335,166

Southwest Plaza
 Littleton , CO              85,922,707    9,000,000   103,983,673    2,450,988          0    9,000,000   106,434,661    115,434,661

Spring Hill
 West Dundee, IL             91,836,419   12,400,000   111,643,525    1,574,896          0   12,400,000   113,218,421    125,618,421


    Col. A                      Col. F             Col. G         Col. H       Col. I
    ------                      ------             ------         ------       ------
                                                                              Life Upon Which
                                                                              Depreciation in
                                                                               Latest Income
                               Accumulated         Date of           Date      Statement is
 Description                   Depreciation      Consruction       Acquired     Computed
-----------------              ------------      -----------       --------   ---------------
Northbrook Court
 Northbrook, IL                1,764,705                               1998          (f)

Northridge Fashion Center
 Northridge, CA                1,891,071                               1998          (f)

Oakwood Mall,
 Eau Claire, WI               11,333,722             1985-1986                       (f)

Park Mall
 Tucson, AZ                    2,554,176                               1996          (f)

Piedmont Mall,
 Danville, VA                  3,430,563                               1995          (f)

Pierre Bossier Mall
 Bossier City, LA                210,990                               1998          (f)

The Pines,
 Pine Bluff, AR                8,822,049             1985-1986                       (f)

Regency Square Mall
 Jacksonville, FL              1,880,131                               1998          (f)

Rio West Mall,
 Gallup, NM                    6,724,218                               1986          (f)

River Falls Mall,
 Clarksville, IN              18,284,543             1989-1990                       (f)

River Hills Mall,
  Mankato, MN                 10,682,616             1990-1991                       (f)

Riverlands Shopping Center
 LaPlace, LA                      74,355                               1998          (f)

Sooner Fashion Mall,
 Norman, OK                    1,368,189                               1996          (f)

Southlake Mall,
 Morrow, GA                    1,998,535                               1997          (f)

SouthShore Mall,
 Aberdeen, WA                  6,169,159                               1986          (f)

Southwest Plaza
 Littleton , CO                1,025,156                               1998          (f)

Spring Hill
 West Dundee, IL               1,419,674                               1998          (f)



                         GENERAL GROWTH PROPERTIES, INC



       Col. A               Col. B                        Col. C                       Col. D
       ------               ------                        ------                       ------
                                                                                    Costs Capitalized
                                                                                      Subsequent
                                                   Initial Cost(b)                   To Acquisition
                                            ----------------------------   --------------------------------
                                                            Buildings
                         Encumbrances                          and                              Carrying
    Description              (a)             Land          Improvements     Improvements       Costs (c)
--------------------    --------------   --------------   --------------   --------------    --------------
Valley Hills,
 Harrisonburg, VA       $    15,272,172   $   3,443,594   $   31,025,471    $   1,059,911    $            0

Valley Plaza
Shopping Center
 Bakersfield, CA            89,276,663       12,685,151      114,166,356       (6,837,554)                0

West Valley Mall,
 Tracy, CA                           0        9,295,045       47,789,310        7,344,250        7,686,293

Westwood Mall
 Jackson, MI                20,900,000        2,658,208       23,923,869        1,628,554                 0
                        --------------   --------------   --------------   --------------    --------------

  Grand Totals          $2,648,775,746   $  401,314,350   $2,816,879,934   $  387,736,182    $   61,682,114
                        ==============   ==============   ==============   ==============    ==============




 Col. A                                Col. E                             Col. F        Col. G.         Col. H           Col. I
 ------                                ------                             ------        -------         ------           ------
                                 Gross Amounts at Which
                                 Carried at Close of Period                                                        Life Upon Which
                    -----------------------------------------------                                                Depreciation In
                                      Buildings                                                                     Latest Income
                                          and                          Accumulated       Date of         Date       Statement is
  Description            Land        Improvements        Total(d)      Depreciation    Construction    Acquired       Computed
----------------    --------------  --------------   --------------   --------------   -------------  -----------  -----------------
Valley Hills,
 Harrisonburg, VA   $    3,450,665  $   32,085,382   $   35,536,047    $     931,290                      1997         (f)

Valley Plaza
Shopping Center
 Bakersfield, CA        12,685,151     107,328,802      120,013,953        1,365,161                      1998         (f)

West Valley Mall,
 Tracy, CA               9,295,045      62,819,853       72,114,898        5,225,881      1995                         (f)

Westwood Mall
 Jackson, MI             3,571,208      25,552,423       29,123,631        1,325,901                      1996         (f)
                    --------------  --------------   --------------    -------------

  Grand Totals      $  410,497,302  $3,266,298,230   $3,676,795,532    $ 301,789,466
                    ==============  ==============   ==============    =============

                         GENERAL GROWTH PROPERTIES, INC.

                         General Growth Properties, Inc.
                              Notes to Schedule III
                             (Dollars in Thousands)

(a) See description of mortgage notes payable in Note 5 of Notes to Consolidated Financial Statements.

(b) Initial cost for constructed malls is cost at end of first complete calendar year subsequent to opening.

(c) Carrying costs consists of capitalized construction-period interest and taxes.

(d) The aggregate cost of land, buildings and equipment for federal income tax purposes is approximately $2,779,000.


                                        Reconciliation of Real Estate
                                  ------------------------------------------

                                       1996              1997         1998
                                   ----------        ----------    ----------
Balance at beginning of year       $1,248,892        $1,555,068    $1,863,485

Additions:                            306,176           308,417     1,813,311
                                   ----------        ----------    ----------

Balance at close of year           $1,555,068        $1,863,485    $3,676,796
                                   ==========        ==========    ==========


                                    Reconciliation of Accumulated Depreciation
                                    ------------------------------------------

                                       1996              1997         1998
                                     --------          --------      --------
Balance at beginning of year         $153,275          $188,744      $233,295

Depreciation Expense                   35,469            44,551        68,494
                                     --------          --------      --------

Balance at close of year             $188,744          $233,295      $301,789
                                     ========          ========      ========


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

                         GENERAL GROWTH PROPERTIES, INC.


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

     4(h) Indenture and Servicing Agreement dated as of November 25, 1997, among the Issuers named therein, LaSalle National Bank, as Trustee, and Midland Loan Services, L.P., as Servicer (the Indenture Agreement). (18)

     4(i) Form of Note pursuant to the Indenture Agreement. (18)

     4(j) Mortgage, Deed of Trust, Security Agreement, Assignment of Leases and Rents, Fixture Filing and Financing Statement, date and effective as of November 25, 1997, among the Issuers, the Trustee and the Deed Trustees named therein.
(18)

     4(k) Rights Agreement, dated November 18, 1998, between General Growth Properties, Inc. and Norwest Bank Minnesota, N.A., as Rights Agent (including the Form of Certificate of Designation of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the Form of Right Certificate attached Preferred Stock attached thereto as Exhibit C). (24)

     4(l) Form of Common Stock Certificate.

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

                         GENERAL GROWTH PROPERTIES, INC.

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

     10(j) Form of Incidental Registration Rights Agreement between the Company, Equitable, Frank Russell and Wells Fargo.(3)

     10(k) Form of Letter Agreements restricting sale of certain shares of Common Stock.(3)

     10(l)* Letter Agreement dated October 14, 1993, between the Company and Bernard Freibaum.(6)

     10(m)* Form of Option Agreement between the Company and certain Executive Officers.(13)

     10(n)* General Growth Properties, Inc. 1998 Incentive Stock Plan.(25)

     23 Consent of PricewaterhouseCoopers LLP - Independent Accountants.

     27 Financial Data Schedule.


(*)  A compensatory plan or arrangement required to be filed.



================================================================================

     (1) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated January 5, 1996, incorporated herein by reference.

     (2) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated January 3, 1996, incorporated herein by reference.

     (3) Previously filed as an exhibit to the Company's Registration Statement on Form S-11 (No. 33-56640), incorporated herein by reference.

     (4) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 16, 1996, incorporated herein by reference.

     (5) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, incorporated herein by reference.

     (6) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, incorporated herein by reference.

                         GENERAL GROWTH PROPERTIES, INC.


     (7) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated February 25, 1994, incorporated herein by reference.

     (8) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 17, 1996, incorporated herein by reference.

     (9) Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 33-23035), incorporated herein by reference.

     (10) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated June 19, 1997, incorporated herein by reference.

     (11) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, incorporated herein by reference.

     (12) Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-37247) dated October 6, 1997, incorporated herein by reference.

     (13) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, incorporated herein by reference.

     (14) Previously filed as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-28449) dated June 3, 1997, incorporated herein by reference.

     (15) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, incorporated herein by reference.

     (16) Previously filed as an exhibit to the Company's current report on Form 8K dated June 17, 1998, incorporated herein by reference.

     (17) Previously filed as an exhibit to the Company's current report on Form 8K dated May 26, 1998, incorporated herein by reference.

     (18) Previously filed as an exhibit to the Company's current report on Form 8K/A dated June 2, 1998, incorporated herein by reference.

     (19) Previously filed as an exhibit to the Company's current report on Form 10-Q dated May 14, 1998, as amended May 21, 1998, incorporated herein by reference.

     (20) Previously filed as an exhibit to the Company's current report on Form 8-K dated August 7, 1998, incorporated herein by reference.

     (21) Previously filed as an exhibit to the Company's current report on Form 8K dated August 5, 1998, incorporated herein by reference.

     (22) Previously filed as an exhibit to the Company's current report on Form 8-K dated September 30, 1998, incorporated herein by reference.

     (23) Previously filed as an exhibit to the Company's current report on Form 8-K dated October 5, 1998, incorporated herein by reference.

                       GENERAL GROWTH PROPERTIES, INC.


     (24) Previously filed as an exhibit to the Company's current report on Form 8-K dated November 18, 1998, incorporated herein by reference.

     (25) Previously filed as an exhibit to the Company's current Registration Statement on Form S-8 (No.333-74461), incorporated herein by reference.