Form 10-Q
period 1999-03-31
GENERAL GROWTH PROPERTIES INC
filed 1999-05-13
CIK 895648

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 1999


                         Commission file number 1-11656

                         GENERAL GROWTH PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

           Delaware                                           42-1283895
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

            YES       X                                NO
                 -------------                             -------------

The number of shares of Common Stock, $.10 par value, outstanding on May 10, 1999 was 40,104,277.

                         GENERAL GROWTH PROPERTIES, INC.

                                      INDEX


                                                                                                              PAGE
                                                                                                              ----
                                                                                                             NUMBER
                                                                                                             ------

PART I           FINANCIAL INFORMATION
                 Item 1:  Financial Statements
                      Consolidated Balance Sheets
                      as of March 31, 1999 and December 31, 1998..........................................    3

                      Consolidated Statements of Operations for the three
                      months ended March 31, 1999 and 1998................................................    4

                      Consolidated Statements of Cash Flows
                      for the three months ended March 31, 1999 and 1998..................................    5

                      Notes to Consolidated Financial Statements..........................................    6

                 Item 2:  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations.......................................   20

                      Liquidity and Capital Resources of the Company......................................   22

                 Item 3:  Quantitative and Qualitative Disclosures about Market Risk......................   26


PART II          OTHER INFORMATION.

                 Item 6:  Exhibits and Reports on Form 8-K................................................   27

                 SIGNATURES...............................................................................   28





                                    2 of 28

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                         GENERAL GROWTH PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)



                                     ASSETS

                                                                                         MARCH 31, 1999   DECEMBER 31, 1998
                                                                                         --------------   -----------------
Investment in Real Estate:
       Land                                                                                $   372,434    $   364,699
       Buildings and equipment                                                               3,317,050      3,222,237
       Less accumulated depreciation                                                          (326,242)      (301,789)
       Developments in progress                                                                101,709         89,860
                                                                                           -----------    -----------
           Net property and equipment                                                        3,464,951      3,375,007

       Investment in Unconsolidated Real Estate Affiliates                                     409,980        386,301
                                                                                           -----------    -----------
           Net Investment In Real Estate                                                     3,874,931      3,761,308
Cash and cash equivalents                                                                       14,540         19,630
Tenant accounts receivable, net                                                                 74,012         74,585
Deferred expenses, net                                                                          71,880         71,593
Investment in and note receivable from
   General Growth Management, Inc.                                                              90,887         84,716
Prepaid expenses and other assets                                                               13,072         15,642
                                                                                           -----------    -----------
                                                                                             4,139,322    $ 4,027,474
                                                                                           ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage notes and other debts payable                                                     $ 2,753,373    $ 2,648,776
Distributions payable                                                                           34,965         33,757
Accounts payable and accrued expenses                                                          110,136        122,303
                                                                                           -----------    -----------
                                                                                             2,898,474      2,804,836
                                                                                           -----------    -----------
Minority interest in Operating Partnership                                                     299,832        299,431
                                                                                           -----------    -----------
Commitments and contingencies
Convertible Preferred Stock: $100 par value; 5,000,000 shares authorized;
  345,000 designated as PIERS (Note 1) with a $1,000 liquidation value;
  337,500 of which were issued and outstanding at March 31, 1999 and
  December 31, 1998, respectively                                                              337,500        337,500
                                                                                           -----------    -----------

Stockholders' Equity:
     Common stock; $0.10 par value; 210,000,000 shares authorized; 40,104,277 shares and 39,000,972 shares issued and outstanding at
        March 31, 1999 and December 31, 1998, respectively                                       4,010          3,900
     Additional paid-in capital                                                                871,553        843,238
     Retained earnings (deficit)                                                              (268,883)      (258,267)
     Notes receivable - common stock purchase                                                   (3,164)        (3,164)
                                                                                           -----------    -----------
Total Stockholders' Equity                                                                     603,516        585,707
                                                                                           -----------    -----------
                                                                                           $ 4,139,322    $ 4,027,474
                                                                                           ===========    ===========



The accompanying notes are an integral part of these consolidated financial statements.



                                     3 of 28

                         GENERAL GROWTH PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 1999 AND 1998
                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)



                                                             THREE MONTHS ENDED
                                                                  MARCH 31,
                                                               1999         1998
                                                            ---------    ---------
Revenues:
       Minimum rents                                        $  83,773    $  50,507
       Tenant recoveries                                       42,132       25,591
       Percentage rents                                         3,861        2,433
       Other                                                    2,445          930
       Fee Income                                               2,049          986
                                                            ---------    ---------
           Total Revenues                                     134,260       80,447
                                                            ---------    ---------

Expenses:
       Real Estate taxes                                       11,846        5,784
       Management fee to affiliate                              1,300          875
       Property operating                                      31,139       22,109
       Provision for doubtful accounts                          1,037          608
       General and Administrative                               1,501        1,146
       Depreciation and amortization                           25,015       13,967
                                                            ---------    ---------
           Total Expenses                                      71,838       44,489
                                                            ---------    ---------
           Operating Income                                    62,422       35,958

Interest expense, net                                         (39,087)     (17,883)
Equity in net income/(loss) of unconsolidated affiliates:
       GGP/Homart                                               3,492        1,735
       Property Joint Ventures                                  3,574        1,041
       General Growth Management, Inc.                         (2,856)      (7,969)
                                                            ---------    ---------
Income before extraordinary item and allocation
  to minority interest                                         27,545       12,882
Income allocated to minority interest                          (4,216)      (4,427)
                                                            ---------    ---------
Income before extraordinary items                              23,329        8,455
Extraordinary items (Note 4)                                   (8,693)        --
                                                            ---------    ---------
       Net Income                                           $  14,636    $   8,455
                                                            ---------    ---------
Convertible Preferred Stock Dividends                           6,117         --
                                                            ---------    ---------
       Net income available to common stockholders          $   8,519    $   8,455
                                                            =========    =========
Earnings before extraordinary item per share-basic          $    0.43    $    0.24
                                                            =========    =========
Earnings before extraordinary item per share-diluted        $    0.43    $    0.24
                                                            =========    =========

Net earnings per share - basic                              $    0.21    $    0.24
                                                            =========    =========
Net earnings per share - diluted                            $    0.21    $    0.24
                                                            =========    =========
Distributions declared per share                            $    0.49    $    0.47
                                                            =========    =========
Weighted average common shares
   outstanding - basic (in thousands)                          40,055       35,689
                                                            =========    =========
Weighted average common shares
   outstanding - diluted (in thousands)                        40,252       35,937
                                                            =========    =========


The accompanying notes are an integral part of these consolidated financial statements.



                                    4 of 28

                         GENERAL GROWTH PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)


                                                                                     THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                      1999         1998
                                                                                    ---------    ---------
Cash flows from operating activities:
     Net Income                                                                     $  14,636    $   8,455
Adjustments to reconcile net income to net cash provided by operating activities:
     Minority interest                                                                  4,216        4,427
     Extraordinary items                                                                8,693         --
     Equity in net income of unconsolidated affiliates                                 (4,210)       5,193
     Provision for doubtful accounts                                                    1,037          608
     Depreciation                                                                      24,453       12,481
     Amortization                                                                         562        1,486
Net Changes:
     Tenant accounts receivable                                                          (464)      (1,091)
     Prepaid expenses and other assets                                                    310         (590)
     Accounts payable and accrued expenses                                            (12,167)       4,010
                                                                                    ---------    ---------
         Net cash provided by (used in) operating activities                           37,066       34,979
                                                                                    ---------    ---------

Cash flows from investing activities:
     Acquisition/development of real estate and improvements
       and additions to properties                                                   (113,235)     (40,353)
     Increase in investments in Property Joint Ventures                                  (303)      (2,609)
     Change in notes receivable from General Growth Management, Inc.                   (9,027)     (13,820)
     Increase in mortgage notes receivable, net                                          --        (49,948)
     Distributions received from GGP/Homart                                             6,909        6,257
     Distributions received from Property Joint Ventures                               11,490        3,122
     Increase in deferred expenses                                                       (849)      (2,616)
                                                                                    ---------    ---------
         Net cash provided by (used in) investing activities                         (105,015)     (99,967)
                                                                                    ---------    ---------

Cash flows from financing activities:
     Cash distributions paid to common stockholders                                   (18,330)     (16,029)
     Cash distributions paid to minority interest                                      (9,309)      (8,392)
     Payment of dividends on PIERS                                                     (6,117)        --
     Proceeds from exercised options                                                      760         --
     Additional equity issuance costs                                                     (49)        --
     Proceeds from issuance of mortgage / other notes payable                         105,000       83,000
     Principal payments on mortgage notes and other debt payable                       (9,058)      (9,775)
     Purchase of treasury stock                                                          --         (1,136)
     Capital contribution from minority interest                                         --            119
     Penalty on retirement of debt                                                        (38)        --
     Increase in deferred expenses                                                       --         (2,261)
                                                                                    ---------    ---------
         Net cash provided by (used in) financing activities                           62,859       45,526
                                                                                    ---------    ---------

Net change in cash and cash equivalents                                                (5,090)     (19,462)
Cash and cash equivalents at beginning of year                                         19,630       25,898
                                                                                    ---------    ---------
Cash and cash equivalents at end of period                                          $  14,540    $   6,436
                                                                                    =========    =========
Supplemental disclosure of cash flow information:
     Interest paid                                                                  $  46,246    $  21,840
     Interest capitalized                                                               2,977        2,734
                                                                                    ---------    ---------

Non-cash investing and financing activities:
     Treasury stock exchanged for Operating Partnership Units                       $    --      $   1,875
     Common stock issued in exchange for Operating Partnership Units                      169         --
     Common stock issued in exchange for GGP/Homart stock                              33,611         --
     Penalty on retirement of debt                                                      8,655         --



The accompanying notes are an integral part of these consolidated financial statements.




                                    5 of 28

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)


NOTE 1        ORGANIZATION

Readers of this quarterly report should refer to the Company's audited financial statements for the year ended December 31, 1998 which are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (Commission File No. 1-11656) dated March 19, 1999, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report.


GENERAL

General Growth Properties, Inc., a Delaware corporation ("General Growth"), was formed in 1986 to own and operate enclosed mall shopping centers. All references to the "Company" in these Notes to Consolidated Financial Statements include General Growth and those entities owned or controlled by General Growth (including the Operating Partnership as described below), unless the context indicates otherwise. Proceeds from General Growth's April 15, 1993 initial public offering of common stock (the "Common Stock") were used to acquire a majority interest in GGP Limited Partnership (the "Operating Partnership") which was formed to succeed to substantially all of the interests in enclosed mall general partnerships owned and controlled by the Company and its original stockholders. The Company conducts substantially all of its business through the Operating Partnership.

During June 1998, General Growth completed a public offering of 13,500,000 depositary shares (the "Depositary Shares"), each representing 1/40 of a share of 7.25% Preferred Income Equity Redeemable Stock, Series A, par value $100 per share ("PIERS"). General Growth received proceeds of approximately $322,686, net of approximately $14,814 of issuance costs, which were utilized to fund certain of the acquisitions described in Note 2 and for other working capital needs. The PIERS are convertible at any time, at the option of the holder, into shares of Common Stock at the conversion price of $39.70 per share of Common Stock. The PIERS and the Depositary Shares are subject to mandatory redemption by General Growth on July 15, 2008 at a price of $1,000 per PIERS, plus accrued and unpaid dividends, if any, to the redemption date. Accordingly, the PIERS have been reflected in the accompanying financial statements at such liquidation or redemption value.


OPERATING PARTNERSHIP

The Operating Partnership commenced operations on April 15, 1993 and as of March 31, 1999, the Company owned 100% of fifty-two enclosed regional shopping centers (the "Wholly-Owned Centers"); 51% of GGP/Ivanhoe, Inc. ("GGP/Ivanhoe"), 50% of Quail Springs Mall and Town East Mall and 51% of GGP Ivanhoe III, Inc. ("GGP Ivanhoe III") (collectively the "Property Joint Ventures") or ("PJVs"); approximately 42.9% of the stock of GGP/Homart, Inc. ("GGP/Homart") and a 100% non-voting preferred stock interest representing 95% of the equity interest in General Growth Management, Inc. ("GGMI"). As of such date, GGP/Homart owned interests in twenty-three shopping centers (the "Homart Centers"), GGP/Ivanhoe owned 100% of The Oaks Mall and


                                    6 of 28

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)


the Westroads Mall, and GGP Ivanhoe III (through a wholly owned subsidiary) owned 100% of six shopping centers. Together, the Wholly-Owned centers, the centers owned by the Property Joint Ventures and the Homart Centers comprise the "Company Portfolio" or the "Portfolio Centers".

As of March 31, 1999, the Company owned an approximate 67% general partnership interest in the Operating Partnership (excluding its preferred units of partnership interest as discussed below). The remaining approximate 33% minority interest in the Operating Partnership is held by limited partners that include trusts for the benefit of the families of the original stockholders who initially owned and controlled the Company and subsequent contributors of properties to the Company. These minority interests are represented by common units of limited partnership interest in the Operating Partnership (the "Units"). The Units can be redeemed for cash, or at General Growth's election, with certain restrictions, for shares of Common Stock on a one-for-one basis. The holders of the Units also share equally with General Growth's stockholders on a per share basis in any distributions by the Operating Partnership.

In connection with the issuance of the Depositary Shares and in order to enable General Growth to comply with its obligations in respect to the PIERS, the Operating Partnership Agreement was amended to provide for the issuance to General Growth of preferred units of limited partnership interest in the Operating Partnership (the "Preferred Units") which have rights, preferences and other privileges, including distribution, liquidation, conversion and redemption rights, that mirror those of the PIERS. Accordingly, the Operating Partnership will be required to make all required distributions on the Preferred Units prior to any distribution of cash or assets to the holders of the Units. At March 31, 1999, 100% of the Preferred Units (337,500) were owned by General Growth.


BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership consisting of the fifty-two centers and the unconsolidated investments in GGP/Homart, GGMI, GGP/Ivanhoe, Quail Springs Mall, Town East Mall and GGP Ivanhoe III. All significant inter-company balances and transactions have been eliminated.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of operations for the three months ended March 31, 1999 and 1998 and cash flows for the three months ended March 31, 1999 and 1998 have been included.





                                    7 of 28

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)


EARNINGS PER SHARE ("EPS")

Basic per share amounts are based on the weighted average of common shares outstanding of 40,054,780 for 1999 and 35,689,054 for 1998. Diluted per share amounts are based on the total number of weighted average common shares and dilutive securities (stock options) outstanding of 40,252,453 for 1999 and 35,936,812 for 1998. The effect of the issuance of the PIERS is anti-dilutive with respect to the Company's calculation of diluted earnings per share for the three months ended March 31, 1999 and therefore has been excluded. The outstanding Units have been excluded from the diluted earnings per share calculation as there would be no effect on the EPS amounts since the minority interests' share of income would also be added back to net income. Options to purchase 331,964 shares of Common Stock pursuant to General Growth's 1998 Incentive Stock Plan were granted March 25, 1999 but were not included in the computation of diluted EPS because the conditions which must be satisfied prior to the issuance of any such shares under the Plan were not achieved during the applicable period.

The following are the reconciliations of the numerators and denominators of the basic and diluted EPS.

                                                                   THREE MONTHS ENDED
                                                                        MARCH 31,
                                                                 1999           1998
                                                             -----------     ----------
Numerators:
Income before extraordinary item                                 $23,329        $ 8,455
   Dividends on PIERS                                             (6,117)            --
                                                                 -------        -------
   Income available to common shareholders before
     extraordinary item - for basic and diluted EPS               17,212          8,455
   Extraordinary  Items                                           (8,693)            --
                                                                 -------        -------
Net income available to common
  shareholders  -  for basic and diluted EPS                     $ 8,519        $ 8,455
                                                                 =======        =======

Denominators:
Weighted average common shares
  outstanding (in thousands) - for basic EPS                      40,055         35,689
Effect of dilutive securities - options                              197            248
                                                                 -------        -------
Weighted average common shares
  outstanding (in thousands) - for diluted EPS                    40,252         35,937
                                                                 =======        =======

NOTES RECEIVABLE - COMMON STOCK PURCHASE

In April, May and September, 1998 certain officers of the Company issued to the Company an aggregate of $3,164 of notes in connection with their exercise of options to purchase an aggregate of 166,000 shares of the Company's common stock. The floating rate notes bear interest at a rate (5.56% per annum at March 31, 1999), determined by reference to the published broker call loan rate adjusted to reflect a market rate, are collateralized by the shares of common stock issued upon exercise of such options, provide for quarterly payments of interest and are payable to the Company on demand.


                                    8 of 28

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)



REVENUE RECOGNITION

Minimum rent revenues are recognized on a straight-line basis over the term of the related leases. Percentage rents are recognized on an accrual basis (see
Note 8). Recoveries from tenants for taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable costs are incurred. However, lease termination payments received from tenants are deferred and recognized as revenue at the rate of the cancelled lease's monthly contract rent payable until the space is released at which time the balance if any, of the deferred termination payment is recognized. The Company provides an allowance for doubtful accounts against the portion of accounts receivable (including amounts recognized as receivable due to the recognition of minimum rents on a straight-line basis as described above) which is estimated to be uncollectible. Such allowances are reviewed periodically based upon the recovery experience of the Company.


BUSINESS SEGMENT INFORMATION

The Financial Accounting Standards Board (the "FASB") issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131") in June of 1997. Statement 131 requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise. The sole business of General Growth and its consolidated affiliates is owning and operating shopping centers. General Growth evaluates operating results and allocates resources on a property-by-property basis. General Growth does not distinguish or group its operations on a geographic basis. Accordingly, General Growth has determined it has a single reportable segment for Statement 131 purposes. Further, all operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues. Therefore, no additional disclosure due to the adoption of Statement 131 is currently mandated.


NOTE 2        PROPERTY ACQUISITIONS AND DEVELOPMENTS

WHOLLY-OWNED PROPERTIES
1999
----

On January 11, 1999, the Company acquired a 100% ownership interest in the Crossroads Mall in Kalamazoo, Michigan. The aggregate purchase price was approximately $68,000 (subject to prorations and certain adjustments), which was funded from a new $83,655 short-term floating rate interim loan. (See Note 4).

On May 3, 1999, the Company entered into a definitive purchase agreement to acquire Ala Moana Center in Honolulu, Hawaii. The closing of the transaction, which is subject to the completion of certain closing conditions, is expected to occur on or before July 30, 1999. The Company currently expects to own 20% - 35% of a new joint venture that the Company anticipates will be formed to purchase the property. The total acquisition price is $810,000 (less



                                    9 of 28

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)

certain closing adjustments, including a credit for the cost to complete an ongoing expansion project), and is expected to be funded from a new first mortgage loan of $425,000 to $525,000 and capital contributions from the Company and its potential joint venture partners in proportion to their respective ownership interest in the joint venture. The property has been managed by GGMI for the last 10 years and GGMI and the Company will continue to have a significant management role.


1998
----

On April 2, 1998 the Company acquired a 100% ownership interest in Southwest Plaza located in Denver, Colorado. On May 8, 1998, the Company completed the acquisition of 100% of the ownership interest in the Northbrook Court Shopping Center located in Northbrook (Chicago), Illinois. The aggregate purchase price for Southwest Plaza and Northbrook Court was approximately $261,000, including approximately $149,000 of assumed and acquisition-related debt.

On June 2, 1998, the Company acquired the U.S. retail property portfolio (the "MEPC Portfolio") of MEPC plc, a United Kingdom based real estate company ("MEPC"), through the purchase of the stock of the three U.S. subsidiaries of MEPC that directly or indirectly owned the MEPC Portfolio. The Company acquired the MEPC Portfolio for approximately $871,000 (less certain adjustments for tenant allowances, construction costs, MEPC U.S. subsidiary liabilities and other items). The Company borrowed approximately $830,000 to finance the purchase price for the stock, which was paid in cash at closing as more fully described in Note 4. The MEPC Portfolio consists of eight enclosed mall shopping centers: Apache Mall in Rochester, Minnesota; The Boulevard Mall in Las Vegas, Nevada; Cumberland Mall in Atlanta, Georgia; McCreless Mall in San Antonio, Texas; Northridge Fashion Center in Northridge (Los Angeles), California; Regency Square Mall in Jacksonville, Florida; Riverlands Shopping Center in LaPlace, Louisiana and Valley Plaza Mall in Bakersfield, California.

On July 21, 1998 the Company acquired Altamonte Mall in Altamonte Springs (Orlando), Florida. The aggregate consideration paid for the Altamonte Mall was $169,000 (subject to prorations and certain adjustments) part of which was paid by the payoff of approximately $24,000 of indebtedness assumed at acquisition from cash funded from the Company's credit facility (the "Credit Facility") as more fully described in Note 4 and the balance of which was paid by the issuance of 3,683,143 Units.

On September 3, 1998, the Company acquired Pierre Bossier Mall in Bossier City (Shreveport), Louisiana. The aggregate consideration paid for the Pierre Bossier Mall was approximately $52,700 (subject to prorations and certain adjustments) which was paid in the form of approximately $10,000 in cash (funded from the Company's Credit Facility), a new mortgage loan (obtained from an independent third party) of approximately $42,000 and the assumption of approximately $700 of existing debt. The Company had previously loaned the sellers approximately $50,000 in early 1998 and received an option to buy the property. In conjunction with the closing of the sale, the loan was fully repaid.


                                    10 of 28

On September 15, 1998, the Company acquired Spring Hill Mall in West Dundee (Chicago), Illinois. The aggregate consideration paid by the Company was approximately $124,000 (subject to prorations and certain adjustments) which was paid in the form of approximately $32,000 in cash (through the Company's Credit Facility) and a new 10-year fixed-rate $92,000 mortgage.

On September 18, 1998, the Company acquired Coastland Center in Naples, Florida for approximately $114,500 in cash (subject to prorations and certain adjustments). The aggregate consideration paid was borrowed under the Company's Credit Facility.

On October 21, 1998, the Company acquired Mall St. Vincent in Shreveport, Louisiana. The aggregate consideration paid for Mall St. Vincent was $26,400 (subject to prorations and certain adjustments) which was paid by issuing 200,052 redeemable Units in the Operating Partnership (of which 88,871 were immediately redeemed for cash, funded by the Company's Credit Facility, upon demand of the holders of such Units) and by assuming approximately $19,200 of fixed rate debt maturing in December 2007.

In addition, in 1998 the Company, through an unconsolidated joint venture, acquired the U.S. Prime Property, Inc. ("USPPI") portfolio as described in Note 3.

The Company financed the forgoing acquisitions through a combination of secured and unsecured debt, issuance of Operating Partnership Units and the proceeds of the public offering of Depositary Shares as described in Note 1.

The acquisitions completed as of March 31, 1999 were accounted for utilizing the purchase method and accordingly, the results of operations are included in the Company's results of operations from the respective dates of acquisition (for pro forma effect, see Note 9).


DEVELOPMENTS

During 1996, the Company acquired three new development sites in the following locations: Coralville (Iowa City), Iowa; Grandville (Grand Rapids), Michigan and Frisco (Dallas), Texas, respectively. Coral Ridge Mall, located in Coralville, Iowa was completed and opened as scheduled in July of 1998. Construction of the RiverTown Crossings Mall located in Grandville, Michigan commenced in December, 1997 and the mall is scheduled to open in November of 1999. Construction of Stonebriar Mall at the Bridges, located in Frisco, Texas commenced in October of 1998 with an anticipated completion date in the summer of 2000.



                                    11 of 28

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)



NOTE 3        INVESTMENTS IN UNCONSOLIDATED AFFILIATES


GGP/HOMART

The Company currently owns approximately 42.9% of GGP/Homart with the remaining ownership interests held by three institutional investors. At March 31, 1999, GGP/Homart owned interests in twenty-three regional shopping malls, six of which were owned jointly with venture partners. During 1999, GGP/Homart purchased its venture partner's interest in the Parks at Arlington. GGP/Homart has elected real estate investment trust status for income tax purposes. The Company shares in the profits and losses, cash flows and other matters relating to GGP/Homart in accordance with its ownership percentage. The co-investors in GGP/Homart have an exchange right according to the GGP/Homart Stockholders Agreement. The exchange right allows a GGP/Homart stockholder to convert its ownership interest in GGP/Homart to the more liquid investment of a common stock ownership interest in General Growth. If such right is exercised by a stockholder, the Company may alternatively satisfy such conversion in cash. During 1999, the Company received notice that one of the institutional investors (holding an approximate 4.7% interest in GGP/Homart) desired to exercise its exchange right. The Company satisfied the exercise of such exchange right (effective as of January 1, 1999) by issuing 1,052,182 shares of Common Stock, thereby increasing its ownership interest in GGP/Homart from approximately 38.2% in 1998 to approximately 42.9% in 1999.


USPPI

On July 23, 1998, effective as of June 30, 1998, GGP Ivanhoe III, acquired the U.S. Prime Property, Inc. ("USPPI") portfolio through a merger of a wholly-owned subsidiary of GGP Ivanhoe III into USPPI. The common stock of GGP Ivanhoe III, which will elect to be taxed as a REIT, is owned 51% by the Company and 49% by a joint venture partner. The aggregate consideration paid pursuant to the merger agreement was approximately $625,000 (less certain adjustments, including a credit of approximately $64,000 for outstanding mortgage indebtedness and accrued interest thereon and other miscellaneous items). The acquisition was financed with a $392,000 interim loan bearing interest at LIBOR plus 90 basis points which becomes due July 1, 1999, and capital contributions from the Company and the joint venture partner in proportion to their respective stock ownership. Pursuant to the GGP Ivanhoe III stockholders' agreement, the Company has contributed approximately $91,290 to GGP Ivanhoe III (less certain interest and other credits). The Company's capital contributions were funded primarily from proceeds from the Company's Credit Facility. The properties acquired include: Landmark Mall in Alexandria, Virginia; Mayfair Mall and adjacent office buildings in Wauwatosa (Milwaukee), Wisconsin; Meadows Mall in Las Vegas, Nevada; Northgate Mall in Chattanooga, Tennessee; Oglethorpe Mall in Savannah, Georgia; and Park City Center in Lancaster, Pennsylvania.

The joint venture partner in GGP Ivanhoe III is an affiliate of Ivanhoe Inc. of Montreal, Quebec, Canada ("Ivanhoe") and is also the Company's joint venture partner in GGP/Ivanhoe (described below). The Company and Ivanhoe share in the profits and losses, cash flows and other matters



                                    12 of 28

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)


relating to GGP Ivanhoe III in accordance with their respective ownership percentages except that certain major operating and capital decisions (as defined in the stockholders' agreement) require the approval of both stockholders. Accordingly, the Company is accounting for GGP Ivanhoe III using the equity method.


GGP/IVANHOE

GGP/Ivanhoe owns The Oaks Mall in Gainesville, Florida and Westroads Mall in Omaha, Nebraska. The Company contributed approximately $43,700 for its 51% ownership interest in GGP/Ivanhoe and Ivanhoe owns the remaining 49% ownership interest. The terms of the stockholder's agreement are similar to those of GGP Ivanhoe III.


TOWN EAST MALL/QUAIL SPRINGS MALL

The Company owns a 50% interest in Town East Mall, located in Mesquite, Texas and a 50% interest in Quail Springs Mall in Oklahoma City, Oklahoma. The Company shares in the profits and losses, cash flows and other matters relating to Town East Mall and Quail Springs Mall in accordance with its ownership percentage.


GGMI

The Operating Partnership currently holds all of the non-voting preferred stock ownership interest in GGMI representing 95% of the equity interest. Certain key employees of the Company hold the remaining 5% equity interest through ownership of 100% of the common stock of GGMI, which is entitled to all voting rights in GGMI. Accordingly, the Company utilizes the equity method to account for its ownership interest in GGMI. GGMI cannot distribute funds to its common stockholders until its available cash flow exceeds all accumulated preferred dividends owed to the preferred stockholder. As of March 31, 1999, no such distributions by GGMI have been made. Due to these currently unpaid and accrued preferences on the preferred stock, the Company has been allocated 100% of the earnings (loss) and cash flows generated by GGMI since 1996. Any dividends in excess of the preferred cumulative dividend are allocated 95% to the preferred stockholder and 5% to the common stockholders. The Operating Partnership also has interest-only loans to GGMI which bear interest at rates ranging from 8% to 14% per annum and which mature by 2016. GGMI may make principal payments on the loans if it has sufficient cash flow. GGMI manages, leases, and performs various other services for the Portfolio Centers and other properties owned by unaffiliated parties.




                                    13 of 28

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)



NOTE 4        MORTGAGE NOTES AND OTHER DEBTS PAYABLE

Mortgage notes and other debts payable at March 31, 1999 and December 31, 1998 consisted of the following:


                                                      MARCH 31, 1999      DECEMBER 31, 1998
                                                      --------------      -----------------
Fixed-Rate debt
     Mortgage notes payable                             $1,654,718           $2,036,210
                                                        ----------           ----------
Variable-Rate debt
     Mortgage notes payable                                906,655              412,566
     Credit facility                                       192,000              200,000
                                                        ----------           ----------

     Total Variable-Rate debt                            1,098,655              612,566
                                                        ----------           ----------

     Total mortgage notes and other debts payable       $2,753,373           $2,648,776
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


VARIABLE RATE DEBT
MORTGAGE NOTES PAYABLE

Variable mortgage notes payable consist primarily of a $100,000 loan collateralized by Northbrook Court, (due August 1, 1999), an aggregate of $113,655 of interim financing as described below and the $613,000 MEPC acquisition financing as described below. The remaining loans are generally short term in nature and bear interest at a rate per annum equal to LIBOR (4.939% at March 31, 1999) plus 90 to 185 basis points. The Company currently expects to retire or refinance such obligations when due.


MEPC ACQUISITION FINANCING

In June, 1998 the Company obtained a loan of approximately $830,000 to acquire the MEPC portfolio as described in Note 2. The Company repaid approximately $217,000 of this loan on June 10, 1998 from the net proceeds of the public offering of the Depositary Shares as described in Note 1. During 1998, the Company fixed the annual interest rate with respect to a portion of such loan at 6.7% per annum and the remainder bore interest at a rate per annum equal to LIBOR plus 90 basis points. As of March 31, 1999 the entire remaining loan balance



                                    14 of 28

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)


of $613,000 bears interest at a rate per annum equal to LIBOR plus 115 basis points, which rate is adjusted monthly. The loan is collateralized by the MEPC Portfolio and matures on July 1, 1999.

Shortly after the initial acquisition loan funding, the Company agreed with the lender an option to allow the extension of this loan at maturity at the lender's then current rates. During 1999 however, the Company reached agreements in principle with other lenders for full replacement financing and notified the current lender that the loan would be fully repaid at maturity. Such notification obligated the Company to pay $8,655 to the lender as a loan prepayment fee (included in extraordinary items) which the Company funded from the proceeds of the interim loan described below.


CREDIT FACILITY

The Company's $200,000 unsecured revolving credit facility bears interest at a rate per annum equal to LIBOR plus 80 to 120 basis points depending upon the Company's leverage ratio and matures on July 31, 2000 including a one-year extension option which can be unilaterally exercised by the Company. The Credit Facility is subject to financial performance covenants including debt-to-market capitalization, minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") ratios and minimum equity values. On March 31, 1999, the Credit Facility had an outstanding balance of $192,000.


INTERIM FINANCING

In January 1999, the Company obtained an additional $30,000 unsecured bank loan (maturing June 30, 1999) bearing interest at a floating market rate (6.46% per annum at March 31, 1999) and an additional $83,655 floating rate (7.21% at March 31, 1999) interim loan (maturing June 1, 1999). The bank loan and the interim loan are expected to be replaced or refinanced by their respective maturity dates with new mortgage financing.

In April 1999, the Company obtained an additional $25,000 bank loan, partially secured by Park Mall in Tuscon, Arizona. The loan matures September 1, 1999, bears interest at a rate per annum of LIBOR plus 175 basis points and is expected to be replaced by maturity with a $90,000 construction loan facility to be secured by Park Mall which is currently undergoing extensive renovation, with the final phase of renovation expected to be completed in 2001.


LETTERS OF CREDIT

As of March 31, 1999 and December 31, 1998, the Operating Partnership had outstanding letters of credit of $10,938 and $9,956, respectively, primarily in connection with special real estate assessments and insurance requirements.



                                    15 of 28

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)


CONSTRUCTION LOAN

During April, 1999 the Company received $30,000 representing the initial loan draw on a $110,000 construction loan facility. The facility is secured by and will provide financing for the RiverTown Crossings Mall development in Grandville (Grand Rapids), Michigan. The construction loan provides for periodic funding as construction and leasing continues which bear interest at a rate per annum of LIBOR plus 175 basis points. Interest is due monthly but may be added to the periodic loan draws. The loan matures on June 29, 2001 and the Company currently intends to refinance such loan at or prior to maturity with a non-recourse long-term mortgage loan.


NOTE 5        DISTRIBUTIONS PAYABLE

On March 18, 1999 the Company declared a cash distribution of $.49 per share that was paid on April 30, 1999 to stockholders of record on April 5, 1999, totaling $19,136. In addition, a distribution of $9,712 was paid to the limited partners of the Operating Partnership. Concurrently, the Company declared the first quarter 1999 preferred stock dividend, for the period from January, 1999 through March 31, 1999, in the amount of $0.4531 per share, payable to preferred stockholders of record on April 5, 1999 and paid on April 15, 1999. As described in Note 1, such preferred stock dividend was in the same amount as the Operating Partnership's distribution to General Growth of the same date with respect to the Preferred Units held by General Growth.

On December 17, 1998, the Company declared a cash distribution of $.47 per share that was paid on January 29, 1999, to stockholders of record on January 6, 1999, totaling $18,330. In addition, a distribution of $9,309 was paid to the limited partners of the Operating Partnership. Concurrently, the Company declared the fourth quarter 1998 preferred stock dividend, for the period from October 1, 1998 through December 31, 1998, in the amount of $0.4531 per share, payable to preferred stockholders of record on January 6, 1999 and paid on January 15, 1999. As described in Note 1, such preferred stock dividend was in the same amount as the Operating Partnership's distribution to General Growth of the same date with respect to the Preferred Units held by General Growth.

On September 23, 1998 the Company declared a cash distribution of $.47 per share that was paid on October 30, 1998 to stockholders of record on October 5, 1998, totaling $16,874. In addition, a distribution of $10,725 was paid to the limited partners of the Operating Partnership. Concurrently, the Company declared the initial preferred stock dividend, for the period from June 10, 1998 through September 30, 1998, in the amount of $0.5588 per share, payable to preferred stockholders of record on October 5, 1998 and paid on October 15, 1998. As described in Note 1, such preferred stock dividend was in the same amount as the Operating Partnership's distribution to General Growth of the same date with respect to the Preferred Units held by General Growth.

On June 23, 1998 the Company declared a cash distribution of $.47 per share that was paid on July 31, 1998 to stockholders of record on July 15, 1998, totaling $16,871. In addition, a distribution of $8,989 was paid to the limited partners of the Operating Partnership.


                                    16 of 28

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)


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


NOTE 6        MORTGAGE NOTE RECEIVABLE

During 1998 the Company advanced $50,000 to an unaffiliated developer in the form of a mortgage loan (bearing interest at 10% per annum) collateralized by such developer's ownership interest in the Pierre Bossier Mall in Shreveport, Louisiana. In connection with the acquisition of this mall on September 3, 1998, this mortgage note and related interest due was collected.


NOTE 7        COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties. In management's opinion, the liabilities if any, that may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

The Company periodically enters into contingent agreements for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence and, in the case of developments, completion of the project.


NOTE 8        RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that the net unamortized balance of all start up costs and organizational costs be written off as a cumulative effect of a change in accounting principle and all future start-up costs and organizational costs be expensed. The Company adopted SOP 98-5 as of January 1, 1999 and the effect thereof has not been, and is not expected to be, material.

In May, 1998, the Emerging Issues Task Force of the FASB ("EITF") issued a consensus opinion entitled "Accounting for Contingent Rent in Interim Financial Periods" ("EITF 98-9"). EITF 98-9 was effective as of May 21, 1998 and provided that rental income should be deferred in interim periods by the lessor if the triggering events that create contingent rent have not yet occurred. The Company has contingent rents as a majority of the tenant leases provide for additional rent



                                    17 of 28

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)


computed as a percentage of tenant sales revenues above certain annual thresholds (predominately computed on a calendar year basis). The Company had previously accrued, on an interim basis, such percentage rents based on the prorated annual percentage rent estimated to be due from tenants. The Company, as provided by EITF 98-9, prospectively adopted this consensus and did not record additional percentage rent in the third and fourth quarters of 1998 above amounts recognized in the six months ended June 30, 1998 ($5,013) until such triggering events occurred. Accordingly, the Company recognized approximately $1,300 of percentage rent in the fourth quarter of 1998, which would otherwise have been recognized in previous periods. During the fourth quarter of 1998, EITF 98-9 was withdrawn and, pursuant to the guidance issued by the EITF, the Company has, effective January 1, 1999, reverted back to the original policy of accruing percentage rents on an estimated basis. As of the date of this report, no further accounting guidance has been issued on this subject. The Company estimates that consolidated revenues for the three months ended March 31, 1999 would be reduced by approximately $2,260 if EITF 98-9 had not been withdrawn. It is possible that the Securities and Exchange Commission or the EITF will, in the future, restrict the accrual of such estimated percentage rent for interim periods. This would cause a shift in the Company's recognition, including amounts from the operations of GGP/Homart and the Property Joint Ventures, of portions of percentage rent from interim quarters to the fourth quarter of 1999 and subsequent years.

On June 1, 1998 the FASB issued a Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 1999. As the Company does not currently have any investments in derivatives, the effect of adoption of the standard when effective is not expected to have any significant impact on the Company's financial statements.


NOTE 9        PRO FORMA FINANCIAL INFORMATION

Due to the impact of the public offering of the Depositary Shares in 1998 as described in Note 1 and the acquisitions during 1998 and 1999 described in Notes 2 and 3, historical results of operations may not be indicative of future results of operations. The pro forma condensed consolidated statements of operations for the three months ended March 31, 1999 include adjustments for the acquisition of 100% of The Crossroads Mall as if such transaction had occurred on January 1, 1999. The pro forma condensed consolidated statements of operations for the three months ended March 31, 1998 include adjustments for the public offering of the Depositary Shares in 1998 and the acquisition of 100% of Southwest Plaza, Northbrook Court, Altamonte Mall, Pierre Bossier Mall, Spring Hill Mall, Coastland Mall, Mall St. Vincent, The Crossroads Mall, the eight operating properties in the MEPC Portfolio, and a 51% interest in the six operating properties owned by GGP Ivanhoe III as if such transactions occurred on January 1, 1998. The pro forma information is based upon the historical consolidated statements of operations excluding extraordinary items and does not purport to present what actual results would have been had the offerings, acquisitions, and related transactions, in fact, occurred at the previously mentioned dates, or to project results for any future period.



                                    18 of 28

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)



                         PRO FORMA FINANCIAL INFORMATION



                                                              THREE MONTHS ENDED
                                                            MARCH 31,    MARCH 31,
                                                              1999         1998
                                                           ---------    ---------
Total Revenues:                                            $ 134,527    $ 126,193
                                                           =========    =========

Expenses:
     Property operating                                       45,606       46,877
     Management fees                                           1,300        1,275
     Depreciation and amortization                            25,061       23,325
                                                           ---------    ---------
Total expenses                                                71,967       71,477
                                                           ---------    ---------

Operating income                                              62,560       54,716
Interest expense, net                                        (39,235)     (39,212)
Equity in net income/(loss) of unconsolidated affiliates
     GGP/Homart                                                3,492        1,735
     Property Joint Ventures                                   3,574        1,007
     General Growth Management, Inc.                          (2,856)      (7,121)

Minority interest in operating partnership                    (7,091)      (1,962)
                                                           ---------    ---------

Pro forma net income (a)                                      20,444        9,163
Pro forma preferred stock dividends                           (6,117)      (6,117)
                                                           ---------    ---------
Pro forma net income available to common stockholders         14,327        3,046
                                                           =========    =========
Pro forma earnings per share - basic (b)                   $    0.36    $    0.09
                                                           =========    =========
Pro forma earnings per share - diluted (b)                 $    0.36    $    0.08
                                                           =========    =========


(a) The pro forma adjustments include management fee and depreciation modifications and adjustments to give effect to the public offering and acquisitions activity described above and does not include the 1999 extraordinary items.

(b) Pro forma basic earnings per share are based upon weighted average common shares of 40,054,780 for 1999 and 35,689,054 for 1998. Pro forma diluted per share amounts are based on the weighted average common shares and the effect of dilutive securities (stock options) outstanding of 40,252,453 for 1999 and 35,936,820 for 1998.




                                    19 of 28

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

On March 31, 1999, the Company together with the Operating Partnership owned 100% of the fifty-two Wholly-Owned Centers, 51% of the stock of GGP/Ivanhoe, 50% of Quail Springs Mall and Town East Mall, 51% of the stock of GGP Ivanhoe III, approximately 42.9% of the stock of GGP/Homart, and a non-voting preferred stock ownership interest (representing 95% of the equity interest) in GGMI. GGP/Homart owns interests in twenty-three shopping centers, GGP/Ivanhoe owns interests in two shopping centers, and GGP Ivanhoe III owns interests in six shopping centers. Revenues are primarily derived from fixed minimum rents, percentage rents and recoveries of operating expenses from tenants. Inasmuch as the Company's financial statements reflect the use of the equity method to account for its investments in GGP/Homart, GGP/Ivanhoe, GGP Ivanhoe III, GGMI, Quail Springs Mall and Town East Mall, the discussion of results of operations below relates primarily to the revenues and expenses of the Wholly-Owned Centers.

The mall store and free standing store portions of the centers in the Company Portfolio which were not undergoing redevelopment on March 31, 1998 had an occupancy of approximately 85.3% as of such date. On March 31, 1999, the mall store and freestanding store portions of the centers in the Company Portfolio which were not undergoing redevelopment were approximately 88.2% occupied as of such date, representing an increase of 2.9% over 1998.

Total annualized sales averaged $315 per square foot for the Company Portfolio in the three months ended March 31, 1999. In the three months ended March 31, 1999, total mall store sales for the Company Portfolio increased by 10.8% over the same period in 1998. Comparable mall store sales are sales of those tenants that were open the previous 12 months. Therefore, comparable mall store sales in the three months ended March 31, 1999 are of those tenants that were operating in the three months ended March 31, 1998. Comparable mall store sales in the three months ended March 31, 1999 increased by 6.0% over the same period in 1998.

The average mall store rent per square foot from leases that expired in the three months ended March 31, 1999 was $25.18. The Company Portfolio benefited from increasing rents inasmuch as the average mall store rent per square foot on new and renewal leases executed during this same period was $28.03, or $2.85 per square foot above the average for expiring leases.


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



                                    20 of 28

                         GENERAL GROWTH PROPERTIES, INC.


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

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions, interest rate trends, cost of capital and capital requirements, availability of real estate properties, competition from other companies and venues for the sale/distribution of goods and services, shifts in customer demands, tenant bankruptcies, changes in operating expenses, including employee wages, benefits and training, governmental and public policy changes, changes in applicable laws, rules and regulations (including changes in tax laws), the ability to obtain suitable equity and/or debt financing, and the continued availability of financing in the amounts and the terms necessary to support the Company's future business.


RESULTS OF OPERATIONS OF THE COMPANY
THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Total revenues for the three months ended March 31, 1999 were $134.2 million, which represents an increase of $53.8 million or approximately 66.9% from $80.4 million in the three months ended March 31, 1998. Substantially all of the increase is from acquisitions completed during 1999 and 1998. Minimum rent for the three months ended March 31, 1999 increased by $33.3 million or 65.9% from $50.5 million in the comparable period in 1998 to $83.8 million. The acquisition of properties in 1998 and 1999 generated the majority of such increase in minimum rents. Expansion space, specialty leasing and occupancy increases at the comparable centers (properties owned for the entire time during the three months ended March 31, 1998 and 1999) accounted for the remaining increase in minimum rents. Tenant recoveries increased by $16.5 million or 64.4% from $25.6 million to $42.1 million for the three months ended March 31, 1999. Substantially all of the increase was generated by properties which were acquired in 1998 and 1999. For the three months ended March 31, 1999, percentage rents increased to $3.9 million from $2.4 million in 1998. Acquisitions contributed an increase of approximately $1.5 million in percentage rent. As more fully described in Note 8, the accounting as originally contemplated by EITF Consensus 98-9 would have reduced overage rents by approximately $2.3 million from the amount recognized under the Company's current accounting policy for the three months ended March 31, 1999.

Total expenses, including depreciation and amortization, increased by approximately $27.3 million, from $44.5 million in the three months ended March 31, 1998 to $71.8 million in the three months ended March 31, 1999. For the three months ended March 31, 1999, property operating expenses increased by $9 million or 40.7% from $22.1 million in 1998 to $31.1 million in the first quarter of 1999, substantially all of which is attributable to new acquisitions. Depreciation and amortization increased by $11.0 million or 79.1% over the same period in 1998. Approximately $.5 million of the increase in depreciation and amortization was generated at comparable centers.



                                    21 of 28

                         GENERAL GROWTH PROPERTIES, INC.



The remaining $10.5 million was from newly acquired properties. Management fees to affiliates and general and administrative expenses together were approximately $.8 million or 38.6% higher than in the three months ended March 31, 1998.

Net interest expense for the three months ended March 31, 1999 was $39.1 million, an increase of $21.2 million or 118.4% from $17.9 million in the three months ended March 31, 1998. The acquisition of new properties in 1998 and 1999 was responsible for substantially all of such increase.

Equity in net income of unconsolidated affiliates in the three months ended March 31, 1999 increased by approximately $9.4 million to earnings of $4.2 million in 1999, from a net loss of $5.2 million in the three months ended March 31, 1998. The Company's equity in the earnings of GGP/Homart increased approximately $1.8 million, primarily due to an increase in average property occupancy and an increase in the ownership interest of GGP/Homart in The Parks at Arlington in 1999 versus 1998. The Company's ownership interest in GGMI resulted in an increase of approximately $5.1 million, primarily due to the write-off of terminated third-party management contracts in 1998. Property Joint Ventures (see Note 1) accounted for an increase of approximately $2.5 million due primarily to the acquisition of USPPI in June 1998 as described more fully in Note 3.


LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

As of March 31, 1999, the Company held approximately $14.5 million of unrestricted cash and cash equivalents. The Company uses operating cash flow as the principal source of internal funding for recurring capital expenditures such as tenant construction allowances and minor improvements made to individual properties that are not recoverable through common area maintenance charges to tenants. External funding alternatives for acquisitions, new development, expansions and major renovation programs at individual centers include construction loans, mini-permanent loans, long-term project financing, joint venture financing with institutional partners, additional Operating Partnership level or Company level equity investments, unsecured Company level debt or secured loans collateralized by individual shopping centers. In addition, the Company has access to the public equity and debt markets through a currently effective shelf registration statement under which up to $662.5 million in equity or debt securities may be issued from time to time. The Company also has the $200 million Credit Facility, which matures on July 31, 2000 including a one-year extension option which the Company currently expects to exercise. On March 31, 1999, the Credit Facility had an outstanding balance of approximately $192 million.

As of March 31, 1999, the Company had consolidated dept of $2,753 million, of which $1,655 million is comprised of debt bearing interest at a fixed rate, with the remaining $1,098 million bearing interest at floating rates. Reference is made to Note 4 and Item 3 below for additional information regarding the Company's debt and the potential impact on the Company of interest rate fluctuations. The Company has already identified replacement financing for all loans scheduled to mature in the next 120 days and binding commitments are currently being negotiated.



                                    22 of 28

                         GENERAL GROWTH PROPERTIES, INC.


The following summarizes certain significant investment and financing transactions currently planned or completed since December 31,1998:

In January 1999, the Company obtained an additional $30 million unsecured bank loan (maturing June 30, 1999) bearing interest at a floating market rate and an additional $83.7 million floating rate interim loan (maturing June 1, 1999), which loans are expected to be replaced or refinanced by their maturity dates with new mortgage financing. Approximately $8.655 million of the interim loan proceeds were paid to the MEPC acquisition-financing lender as a loan prepayment fee as more fully described in Note 4.

On January 11, 1999, the Company acquired The Crossroads Mall in Kalamazoo, Michigan. The aggregate purchase price was approximately $68 million, which was funded from the Company's new short-term floating rate interim loans described above.

During April 1999, the Company obtained a commitment for $87 million of new long-term non-recourse mortgage financing to be secured by Coastland Center in Naples, Florida. The ten year loan, bearing interest at 7% per annum, is expected to close by May 31, 1999 and will replace the thirteen month loan in the principal amount of $55 million, secured by a negative pledge (i.e., the promise not to encumber) of Coastland Center, obtained November 30, 1998.

The Company is currently negotiating a $90 million construction loan facility to finance the renovation currently underway at Park Mall in Tucson, Arizona (the final phase of which is expected to be completed in 2001). In conjunction with such negotiations, the Company obtained in April 1999, a $25 million short-term bank loan maturing in September 1999. The Company is seeking a floating rate construction loan, which is expected to be replaced by project completion with permanent long-term mortgage non-recourse financing (see Note 4).

On April 29, 1999, the Company finalized the terms of a new $110 million construction loan facility that will be used to fund the remaining construction costs for RiverTown Crossings Mall (a current development project in Grandville (Grand Rapids), Michigan as more fully described in Note 2). Loan amounts drawn on the facility bear interest at a rate per annum equal to LIBOR plus 175 basis points and the Company expects to refinance this loan facility by the scheduled maturity of June 29, 2001 with permanent long-term financing secured by the then completed mall (see Note 4).

On May 3, 1999, the Company entered into a definitive agreement to acquire Ala Moana Center in Honolulu, Hawaii, as more fully described in Note 2. The transaction is expected to close on or before July 30, 1999, and is anticipated to be funded by new long-term first mortgage financing and capital contributions from the Company and its potential joint venture partners. The Company anticipates obtaining the funds for its expected capital contribution of approximately $60 million to $135 million from new financing on currently unencumbered properties.

The Company is actively pursuing replacement secured financing for all of its debt becoming due in the remainder of 1999. Although final agreements to refinance all such loan amounts have not yet been reached, the Company is satisfied that all of its obligations will be met on a timely basis. Other than as described above, there are no current plans for additional debt or



                                    23 of 28

                         GENERAL GROWTH PROPERTIES, INC.


equity capital. However, if additional capital is required, the Company believes that it can obtain an interim bank loan, obtain extensions of existing loans, obtain mortgage financing on unencumbered assets or raise additional debt or equity capital. The Company will continue to monitor its capital structure and will continue to purchase properties if they can be acquired and financed in a manner that management of the Company reasonably believes will enhance stockholder value.

Net cash provided by operating activities was $37 million in the first three months of 1999, an increase of $2 million from $35 million in the same period in 1998. Net income before extraordinary items and allocations to the minority interest increased $14.7 million, which was represented primarily by the earnings contributed by acquisitions completed in 1998 and 1999.

Net cash used by investing activities was $105 million in the first three months of 1999 compared to $100 million of cash used in the first three months of 1998. Cash flow from investing activities was impacted by acquisitions (including liabilities assumed at acquisition), development and improvements to real estate properties, which caused a decrease in cash of approximately $113 million in the first three months of 1999. A significant use of cash in the first three months of 1998 was the funding of the Pierre Bossier $50 million mortgage note receivable as more fully described in Note 6.

Financing activities contributed cash of $62.9 million in the first three months of 1999, compared to a source of cash of $45.5 million in 1998. A major contributing factor of cash from financing activity is financing from mortgages and other debt, which had a positive impact of $113.7 million in the first three months of 1999 versus approximately $83 million in the first three months of 1998. The additional financing was used to fund the acquisitions, developments and redevelopment of real estate discussed above and in Note 2.

In order to remain qualified as a real estate investment trust for federal income tax purposes, the Company must distribute 100% of capital gains and at least 95% of its ordinary taxable income to stockholders. The following factors, among others, will affect operating cash flow and, accordingly, influence the decisions of the Board of Directors regarding distributions: (i) scheduled increases in base rents of existing leases; (ii) changes in minimum base rents and/or percentage rents attributable to replacement of existing leases with new or renewal leases; (iii) changes in occupancy rates at existing centers and procurement of leases for newly developed centers; and (iv) the Company's share of operating cash flow generated by GGMI, the Property Joint Ventures, GGP/Homart and distributions therefrom, less oversight costs and debt service on additional loans that have been or will be incurred. The Company anticipates that its operating cash flow, and potential new debt or equity from future offerings, new financings or refinancings will provide adequate liquidity to conduct its operations, fund general and administrative expenses, fund operating costs and interest payments and allow distributions to the Company's preferred and common stockholders in accordance with the requirements of the Internal Revenue Code of 1986, as amended, for continued qualification as a real estate investment trust and to avoid any Company level federal income or excise tax.



                                    24 of 28

                         GENERAL GROWTH PROPERTIES, INC.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As more fully described in Note 8, the FASB, EITF and the AICPA have issued certain statements, which are effective for the current or subsequent year. The Company does not expect a significant impact on its annual reported operations due to the application of such new statements.


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

     THE COMPANY'S STATE OF READINESS:

The Company recently upgraded its major information systems including its databases and primary accounting software which are all Year 2000 compliant. These upgrades, one minor component of which is still scheduled to be installed by June, 1999, were performed primarily for the purpose of routine improvements to the Company's information systems. These upgrades were initiated in advance of any concern for the Year 2000 issue. The Company is in the process of evaluating several other smaller non-IT systems (i.e. time keeping systems, elevators, etc.) to verify that they are Year 2000 compliant. In addition, the Company has formed a Year 2000 Committee that includes senior personnel from most areas of the Company. These people are charged with the duty of determining the extent of the Company's exposure and taking the appropriate action to minimize any impact on the Company's operations. The non-IT systems evaluation process is expected to be completed by mid 1999. If these non-IT systems are found to be not Year 2000 compliant, the appropriate upgrades or replacements will be purchased. The cost of any upgrades that may be required is expected to be less than $1 million. In addition, the Company is communicating with its customers, tenants, suppliers and service providers to determine whether they are actively involved in projects to ensure that their products and business systems will be Year 2000 compliant. The Company's exposure is widely spread, with no known major direct exposure.

     COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUE:

As the Company's IT systems Year 2000 compliance issues have already been addressed, the Company does not expect to incur any significant additional costs regarding its IT systems due to the Year 2000 issue. Costs to specifically remediate non-IT systems that are non Year 2000 compliant are not expected to be material.



                                    25 of 28

                         GENERAL GROWTH PROPERTIES, INC.


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


ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments. The Company is subject to market risk associated with changes in interest rates. Interest rate exposure is principally limited to the $1,098.7 million of debt of the Company outstanding at March 31, 1999 that is priced at interest rates that float with the market. A 25 basis point movement in the interest rate on the floating rate debt would result in an approximate $2.7 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt. The Company has an ongoing program of refinancing its floating and fixed rate debt and believes that this program allows it to vary its ratio of fixed to floating rate debt to respond to changing market rate conditions. Reference is made to
Item 2 above and Note 4 for additional debt information.



                                    26 of 28

                         GENERAL GROWTH PROPERTIES, INC.


PART II. OTHER INFORMATION

ITEM 2.      CHANGES IN SECURITIES AND USE OF PROCEEDS

Set forth below is certain information about a sale of securities made by General Growth during the first quarter of 1999, which sale was not registered under the Securities Act of 1933, as amended. The sale was made in connection with the exercise by the purchaser named below of an exchange right as described in Note 3, was effected in reliance upon the exemption contained in Section 4
(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder, and was not an underwritten offering.



  EFFECTIVE                                                                                    OFFERING PRICE OR
     DATE      ISSUER               SECURITY     AMOUNT           PURCHASER                       CONSIDERATION
  ---------    ------               --------    ---------         ---------                    -----------------
                                                                                               >
   1/01/99     General Growth       Common      1,052,182     Trustees  of the  University  1,000 shares of common
               Properties, Inc.     Stock                     of Pennsylvania               stock of GGP/Homart, Inc.
                                                                                            (representing an
                                                                                            approximate 4.7% interest
                                                                                            in GGP/Homart, Inc.)




ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Exhibits - See Exhibit Index
         (b)  Reports on Form 8-K

The following reports on Form 8-K have been filed by the Company during the quarter covered by this report:

         1. Current report on Form 8-K dated March 18, 1999, describing under
Item 5 the acquisition of The Crossroads Mall. No financial statements were required to be filed.





                                    27 of 28

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


                                        GENERAL GROWTH PROPERTIES, INC.
                                                 (Registrant)


Date:  May 10, 1999                  by: /s/ BERNARD FREIBAUM
                                         --------------------------------------
                                         Bernard Freibaum
                                         Executive Vice President and Chief
                                         Financial Officer
                                         (Principal Accounting Officer)




                                    28 of 28

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

     2(g) Contribution Agreement dated December 6, 1996, between Forbes/Cohen Properties, a Michigan general partnership, and GGP Limited Partnership, a Delaware limited partnership.(2)

     2(h) Contribution Agreement dated December 6, 1996, between Lakeview Square Associates, a Michigan general partnership, and GGP Limited Partnership, a Delaware limited partnership.(2)

     2(i) Contribution Agreement dated December 6, 1996, between Jackson Properties, a Michigan general partnership, and GGP limited Partnership, a Delaware limited partnership.(2)

     2(j) Sale and Contribution Agreement dated June 19, 1997, between CA Southlake Investors, Ltd., a Georgia limited partnership, and GGP Limited Partnership, a Delaware limited partnership.(10)

     2(k) Contribution Agreement dated June 10, 1997, among Atlantic Freeholds II, a Nevada general partnership, Town East Mall, L.P., a Delaware limited partnership, and Town East Mall Partnership, a Texas general partnership.(10)

     2(l) Purchase and Sale Agreement dated as of March 22, 1997, between Century Plaza Co., an Alabama general partnership, and Century Plaza L.L.C., a Delaware limited liability company.(10)

     2(m) Real Estate Purchase Agreement dated March 12, 1997, between Champaign Venture, an Illinois general partnership, and Champaign Market Place L.L.C., a Delaware limited liability company.(10)

     2(n) Stock Purchase Agreement dated as of April 17, 1998 and amended June 2, 1998, among MEPC PLC, MEPC North American Properties Limited, U.K.-American Holdings Limited and GGP Limited Partnership.(16)

     2(o) Purchase and Sale Agreement dated May 8, 1998, among Grosvenor International Limited, P.I.C. Investments, Northbrook Court I L.L.C. and Northbrook Court II L.L.C.(17)

     2(p) Merger Agreement dated May 14, 1998, among GGP Limited Partnership, GGP Acquisition L.L.C. and U.S. Prime Property, Inc.(17)

     2(q) Sale and Contribution Agreement dated April 2, 1998, between Southwest Properties Venture and GGP Limited Partnership.(18)

     2(r) Contribution and Exchange Agreement dated as of July 10, 1998 (the "Contribution Agreement") among Nashland Associates, HRE Altamonte, Inc., Altamonte Springs Mall L.P., and GGP Limited Partnership.(21)

     2(s) Purchase and Sale Agreement and Joint Escrow Instructions dated as of August 21, 1998 by and between Spring Hill Mall Partnership (seller) and Spring Hill Mall L.L.C., (purchaser).(22)

     2(t) Purchase and Sale Agreement dated as of the 18th day of September, 1998 by and between Coastland Center Joint Venture (seller) and Coastland Center, L.P. (purchaser).(23)

     3(a) Amended and Restated Certificate of Incorporation of the Company.(3)

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

     4(e) Form of Indenture.(12)

     4(f) Certificate of Designations, Preferences and Rights of 7.25% Preferred Equity Redeemable Stock, Series A.(20)

     4(g) Redemption Rights Agreement dated April 2, 1998, among GGP Limited Partnership, General Growth Properties, Inc. and Southwest Properties Venture.
(17)

     4(h) Indenture and Servicing Agreement dated as of November 25, 1997, among the Issuers named therein, LaSalle National Bank, as Trustee, and Midland Loan Services, L.P., as Servicer (the "Indenture Agreement").(18)

     4(i) Form of Note pursuant to the Indenture Agreement.(18)

     4(j) Mortgage, Deed of Trust, Security Agreement, Assignment of Leases and Rents, Fixture Filing and Financing Statement, date and effective as of November 25, 1997, among the Issuers, the Trustee and the Deed Trustees named therein.(18)

     4(k) Rights Agreement, dated November 18, 1998, between General Growth Properties, Inc. and Norwest Bank Minnesota, N.A., as Rights Agent (including the Form of Certificate of Designation of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the Form of Right Certificate attached Preferred Stock attached thereto as Exhibit C).(24)

     4(l) Form of Common Stock Certificate.

  10(a) Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership.(19)

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

  10(c) Real Estate Management Agreement dated July 1, 1996, between General Growth Management, Inc. and GGP Limited Partnership.(13)

  10(d)* General Growth Properties, Inc. 1993 Stock Incentive Plan, as amended.(14)

  10(e) Form of Amended and Restated Agreement of Partnership for each of the Property Partnerships.(3)

  10(f) Sale-Purchase Agreement dated as of December 30, 1992, by and between Equitable and the Company.(3)

  10(g) Form of Indemnification Agreement between the Operating Partnership, Martin Bucksbaum, Matthew Bucksbaum, Mall Investment L.P. and M. Bucksbaum Company.(3)

  10(h) Form of Registration Rights Agreement between the Company and the Bucksbaums.(3)

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

  (24) Previously filed as an exhibit to the Company's current report on Form 8-K, dated November 18, 1998, incorporated herein by reference.

  (25) Previously filed as an exhibit to the Company's current Registration Statement on Form S-8 (No. 333-74461) dated March 12, 1999, incorporated herein by reference.