Form 10-Q
period 1999-06-30
GENERAL GROWTH PROPERTIES INC
filed 1999-08-13
CIK 895648

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999


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

The number of shares of Common Stock, $.10 par value, outstanding on August 10, 1999 was 51,677,425.

                         GENERAL GROWTH PROPERTIES, INC.

                                      INDEX
                                                                        PAGE
                                                                       NUMBER
                                                                       ------

PART I     FINANCIAL INFORMATION
           Item 1:  Financial Statements
                Consolidated Balance Sheets
                as of June 30, 1999 and December 31, 1998.............   3

                Consolidated Statements of Operations for the three
                and six months ended June 30, 1999 and 1998...........   4

                Consolidated Statements of Cash Flows
                for the six months ended June 30, 1999 and 1998.......   5

                Notes to Consolidated Financial Statements............   6

           Item 2:  Management's Discussion and Analysis of
                Financial Condition and Results of Operations.........   22

                Liquidity and Capital Resources of the Company........   25

           Item 3:  Quantitative and Qualitative Disclosures
                about Market Risk.....................................   30


PART II    OTHER INFORMATION.

           Item 2:  Changes in Securities and Use of Proceeds.........   31

           Item 4:  Submission of Matters to a Vote of
                Security Holders......................................   32

           Item 6:  Exhibits and Reports on Form 8-K..................   32

           SIGNATURES.................................................   33



                                    2 of 33

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                         GENERAL GROWTH PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)

                   ASSETS
                                         JUNE 30, 1999       DECEMBER 31, 1998
                                         -------------       -----------------
Investment in Real Estate:
       Land                                $  372,162            $  364,699
       Buildings and equipment              3,351,200             3,222,237
       Less accumulated depreciation         (350,062)             (301,789)
       Developments in progress               123,059                89,860
                                           ----------            ----------
           Net property and equipment       3,496,359             3,375,007

       Investment in Unconsolidated
           Real Estate Affiliates             466,735               386,301
                                           ----------            ----------
           Net Investment In Real Estate    3,963,094             3,761,308
Cash and cash equivalents                      18,605                19,630
Tenant accounts receivable, net                75,907                74,585
Deferred expenses, net                         76,659                71,593
Investment in and note receivable from
   General Growth Management, Inc.             93,943                84,716
Prepaid expenses and other assets              32,039                15,642
                                           ----------            ----------
                                           $4,260,247            $4,027,474
                                           ==========            ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage notes and other debts payable     $2,808,297            $2,648,776
Distributions payable                          35,479                33,757
Accounts payable and accrued expenses         121,020               122,303
                                           ----------            ----------
                                            2,964,796             2,804,836
                                           ----------            ----------
Minority interest in
   Operating Partnership                      309,871               299,431
                                           ----------            ----------
Commitments and contingencies
Preferred Stock: $100 par value;
   5,000,000 shares authorized;
   345,000 designated as PIERS (Note 1)
   which are convertible and carry a
   $1,000 liquidation value;  337,500
   of which were issued and outstanding
   at June 30, 1999 and December 31,
   1998, respectively                         337,500               337,500
                                           ----------            ----------

Stockholders' Equity:
     Common stock; $0.10 par value;
       210,000,000 shares authorized;
       41,655,386 shares and 39,000,972
       shares issued and outstanding at
       June 30, 1999 and December 31,
       1998, respectively                       4,166                 3,900
     Additional paid-in capital               917,315               843,238
     Retained earnings (deficit)             (270,237)             (258,267)
     Notes receivable - common
       stock purchase                          (3,164)               (3,164)
                                           ----------            ----------
Total Stockholders' Equity                    648,080               585,707
                                           ----------            ----------
                                           $4,260,247            $4,027,474
                                           ==========            ==========

The accompanying notes are an integral part of these consolidated financial statements.


                                    3 of 33

                         GENERAL GROWTH PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND SIX MONTHS ENDED
                             JUNE 30, 1999 AND 1998
                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)



                                             THREE MONTHS ENDED         SIX MONTHS ENDED
                                                   JUNE 30,                 JUNE 30,
                                              1999         1998         1999        1998
                                           ----------   ----------   ----------   ----------
Revenues:
       Minimum rents                       $   86,698   $   56,012   $  170,471      106,519
       Tenant recoveries                       40,764       27,261       82,896       52,852
       Percentage rents                         5,326        2,580        9,187        5,013
       Other                                    2,216        1,441        4,661        2,371
       Fee Income                                 912        1,324        2,961        2,310
                                           ----------   ----------   ----------   ----------
           Total Revenues                     135,916       88,618      270,176      169,065
                                           ----------   ----------   ----------   ----------

Expenses:
       Real Estate taxes                       11,504        7,117       23,350       12,901
       Management fee to affiliate              1,300          985        2,600        1,860
       Property operating                      31,624       19,948       62,763       42,057
       Provision for doubtful accounts          1,161          121        2,198          729
       General and Administrative               1,596          997        3,097        2,143
       Depreciation and amortization           25,753       15,132       50,768       29,099
                                           ----------   ----------   ----------   ----------
           Total Expenses                      72,938       44,300      144,776       88,789
                                           ----------   ----------   ----------   ----------
           Operating Income                    62,978       44,318      125,400       80,276

Interest expense, net                         (37,270)     (23,088)     (76,357)     (40,971)
Equity in net income/(loss) of
   unconsolidated affiliates:
       GGP/Homart                               4,177        6,601        7,669        8,336
       Property Joint Ventures                  2,906          593        6,480        1,634
       General Growth Management, Inc.         (2,560)      (1,291)      (5,416)      (9,260)
Gain on sale                                    2,977          ---        2,977          ---
                                           ----------   ----------   ----------   ----------
Income before extraordinary item
  & allocation to                              33,208       27,133       60,753       40,015
  minority interest
Income allocated to minority interest          (8,793)      (8,992)     (13,009)     (13,419)
                                           ----------   ----------   ----------   ----------
Income before extraordinary item               24,415       18,141       47,744       26,596
Extraordinary Items                               ---          ---       (8,693)         ---
                                           ----------   ----------   ----------   ----------
       Net Income                          $   24,415   $   18,141       39,051       26,596
                                           ----------   ----------   ----------   ----------
Convertible Preferred Stock Dividends          (6,117)      (1,199)     (12,234)      (1,199)
                                           ----------   ----------   ----------   ----------
       Net income available to
           common stockholders             $   18,298   $   16,942       26,817       25,397
                                           ==========   ==========   ==========   ==========
Earnings before extraordinary item
   per share-basic                         $      .44   $      .47   $      .87          .71
                                           ==========   ==========   ==========   ==========
Earnings before extraordinary item
   per share-diluted                       $      .44   $      .47   $      .87          .71
                                           ==========   ==========   ==========   ==========

Net earnings per share - basic             $      .44   $      .47   $      .66          .71
                                           ==========   ==========   ==========   ==========
Net earnings per share - diluted           $      .44   $      .47   $      .65          .71
                                           ==========   ==========   ==========   ==========
Distributions declared per share           $      .49   $      .47   $      .98          .94
                                           ==========   ==========   ==========   ===========
Weighted average common shares
   outstanding - basic (in thousands)          41,638       35,877       40,862       35,784
                                           ==========   ==========   ==========   ==========
Weighted average common shares
   outstanding - diluted (in thousands)        41,776       36,056       41,002       35,996
                                           ==========   ==========   ==========   ==========



The accompanying notes are an integral part of these consolidated financial statements.




                                    4 of 33

                         GENERAL GROWTH PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)

                                                          SIX MONTHS ENDED
                                                              JUNE 30,
                                                         1999          1998
                                                       ----------   ----------
Cash flows from operating activities:
     Net Income                                        $   39,051   $   26,596
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Minority interest                                     13,009       13,419
     Gain on sale                                          (2,977)          --
     Extraordinary items                                    8,693           --
     Equity in net income of unconsolidated affiliates     (8,733)        (710)
     Provision for doubtful accounts                        2,198          729
     Depreciation                                          48,272       25,919
     Amortization                                           2,495        3,180
Net Changes:
     Tenant accounts receivable                            (3,520)      (7,793)
     Prepaid expenses and other assets                     (2,456)        (994)
     Accounts payable and accrued expenses                 (1,283)       6,598
                                                       ----------   ----------
         Net cash provided by (used in)
           operating activities                            94,749       66,944
                                                       ----------   ----------

Cash flows from investing activities:
     Acquisition/development of real
       estate and improvements                           (165,487)    (923,787)
     Increase in investments in
       Property Joint Ventures                               (381)     (19,207)
     Deposit on Ala Moana Center                          (16,200)          --
     Change in notes receivable from General
       Growth Management, Inc.                            (14,643)     (27,764)
     Increase in mortgage notes receivable, net                --      (50,061)
     Distributions received from GGP/Homart                12,490        6,257
     Distributions received from
       Property Joint Ventures                             13,215        2,550
     Increase in deferred expenses                         (6,589)     (10,354)
                                                       ----------   ----------
          Net cash provided by (used in)
           investing activities                          (177,595)  (1,022,366)
                                                       ----------   ----------

Cash flows from financing activities:
     Cash distributions paid to common stockholders       (37,466)     (32,893)
     Cash distributions paid to minority interest         (19,021)     (17,148)
     Payment of dividends on PIERS                        (12,234)          --
     Proceeds of preferred stock issuance
       net of issuance costs                                   --      322,604
     Proceeds from exercised options                          760           --
     Additional equity issuance costs                         (74)          --
     Proceeds from issuance of mortgage / other
       notes payable                                      292,000    1,141,000
     Principal payments on mortgage notes and
       other debt payable                                (141,134)    (450,666)
     Purchase of treasury stock                                --       (1,136)
     Capital contribution from minority interest               --          119
     Penalty on retirement of debt                            (38)          --
     Increase in deferred expenses                           (972)      (2,443)
                                                       ----------   ----------
         Net cash provided by (used in)
           financing activities                            81,821      959,437
                                                       ----------   ----------

Net change in cash and cash equivalents                    (1,025)       4,015
Cash and cash equivalents at beginning of year             19,630       25,898
                                                       ----------   ----------
Cash and cash equivalents at end of period             $   18,605   $   29,913
                                                       ==========   ==========
Supplemental disclosure of cash flow information
     Interest paid                                     $   91,196   $   45,517
     Interest capitalized                                   8,027        2,806

Non-cash investing and financing activities:
     Treasury stock exchanged for Operating
       Partnership Units                               $       --   $    1,875
     Common stock issued in exchange for
       Operating Partnership Units                            170           --
     Common stock issued in exchange for
       GGP/Homart stock                                    90,511           --
     Penalty on retirement of debt                          8,655           --
     Debt assumed as consideration to seller for
       purchase of real estate                                 --      174,026
     Notes receivable issued for exercised
       stock options                                           --        3,040
     Partnership units and common stock issued
       as consideration for purchase of real estate            --       18,437


The accompanying notes are an integral part of these consolidated financial statements.



                                    5 of 33

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)




NOTE 1     ORGANIZATION

Readers of this quarterly report should refer to the Company's audited financial statements for the year ended December 31, 1998 which are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 (Commission File No. 1-11656) dated March 19, 1999, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Company's 1998 Annual Report on Form 10-K.

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

During June 1998, General Growth completed a public offering of 13,500,000 depositary shares (the "Depositary Shares"), each representing 1/40 of a share of 7.25% Preferred Income Equity Redeemable Stock, Series A, par value $100 per share ("PIERS"). General Growth received net proceeds of approximately $322,686 which were utilized to fund certain of the acquisitions described in Note 2 and for other working capital needs. The PIERS are convertible at any time, at the option of the holder, into shares of Common Stock at the conversion price of $39.70 per share of Common Stock. The PIERS and the Depositary Shares are subject to mandatory redemption by General Growth on July 15, 2008 at a price of $1,000 per PIERS, plus accrued and unpaid dividends, if any, to the redemption date. Accordingly, the PIERS have been reflected in the accompanying financial statements at such liquidation or redemption value.

During July, 1999, General Growth completed a public offering of 10,000,000 shares of Common Stock (the "1999 Offering"). General Growth received net proceeds of approximately $331,725 which were used to reduce outstanding loans including certain indebtedness to affiliates of the underwriter of the 1999 Offering. In addition, the underwriter of the 1999 Offering has an option expiring on August 13, 1999 to purchase an additional 1,000,000 shares of Common Stock at a purchase price of $33.2225 per share, solely to cover over-allotments. A portion of the proceeds of the 1999 Offering were used to fund a portion of the purchase price of Ala Moana Center (Note 2).


                                    6 of 33

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)


OPERATING PARTNERSHIP

The Operating Partnership commenced operations on April 15, 1993 and as of June 30, 1999, the Company owned 100% of fifty-two enclosed regional shopping centers (the "Wholly-Owned Centers"); 51% of GGP/Ivanhoe, Inc. ("GGP/Ivanhoe"), 50% of Quail Springs Mall and Town East Mall and 51% of GGP Ivanhoe III, Inc. ("GGP Ivanhoe III") (collectively the "Property Joint Ventures") or ("PJVs"); 50% of the stock of GGP/Homart, Inc. ("GGP/Homart") and a 100% non-voting preferred stock interest representing 95% of the equity interest in General Growth Management, Inc. ("GGMI"). As of such date, GGP/Homart owned interests in twenty-three shopping centers (the "Homart Centers"), GGP/Ivanhoe owned 100% of The Oaks Mall and the Westroads Mall, and GGP Ivanhoe III (through a wholly owned subsidiary) owned 100% of six shopping centers. Together, the Wholly-Owned centers, the centers owned by the Property Joint Ventures and the Homart Centers comprise the "Company Portfolio" or the "Portfolio Centers".

As of June 30, 1999, the Company owned an approximate 68% general partnership interest in the Operating Partnership (excluding its preferred units of partnership interest as discussed below). The remaining approximate 32% minority interest in the Operating Partnership is held by limited partners that include trusts for the benefit of the families of the original stockholders who initially owned and controlled the Company and subsequent contributors of properties to the Company. These minority interests are represented by common units of limited partnership interest in the Operating Partnership (the "Units"). The Units can be redeemed for cash, or at General Growth's election, with certain restrictions, for shares of Common Stock on a one-for-one basis. The holders of the Units also share equally with General Growth's stockholders in any distributions by the Operating Partnership on the basis that one Unit is equivalent to one share of Common Stock.

In connection with the issuance of the Depositary Shares and in order to enable General Growth to comply with its obligations in respect to the PIERS, the Operating Partnership's partnership agreement was amended to provide for the issuance to General Growth of preferred units of limited partnership interest in the Operating Partnership (the "Preferred Units") which have rights, preferences and other privileges, including distribution, liquidation, conversion and redemption rights, that mirror those of the PIERS. Accordingly, the Operating Partnership will be required to make all required distributions on the Preferred Units prior to any distribution of cash or assets to the holders of the Units. At June 30, 1999, 100% of the Preferred Units (337,500) were owned by General Growth.


BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership consisting of the fifty-two centers and the unconsolidated investments in GGP/Homart, GGMI, GGP/Ivanhoe, Quail Springs Mall, Town East Mall and GGP Ivanhoe III. All significant inter-company balances and transactions have been eliminated.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1999 and the results of operations for the three and six months ended June 30, 1999 and 1998 and cash flows




                                    7 of 33

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)



for the six months ended June 30, 1999 and 1998 have been included. The results for the interim periods ended June 30, 1999 and 1998 are not necessarily indicative of the results to be obtained for the full fiscal year.


EARNINGS PER SHARE ("EPS")

Basic per share amounts are based on the weighted average of common shares outstanding of 40,861,764 for 1999 and 35,783,726 for 1998. Diluted per share amounts are based on the total number of weighted average common shares and dilutive securities (stock options) outstanding of 41,001,796 for 1999 and 35,996,404 for 1998. The effect of the issuance of the PIERS is anti-dilutive with respect to the Company's calculation of diluted earnings per share for the three and six months ended June 30, 1999 and 1998 and therefore has been excluded. In addition, options to purchase 2,000 shares of Common Stock at $37.69 per share in 1999 and 227,500 shares of Common Stock at $36.19 per share in 1998 were outstanding but not included in the respective computations of diluted earnings per share because the options' exercise prices were greater than the average market prices of the common shares for the applicable periods and, therefore, the effect would be anti-dilutive. The outstanding Units have been excluded from the diluted earnings per share calculation as there would be no effect on the EPS amounts since the minority interests' share of income would also be added back to net income. Options to purchase 313,964 shares of Common Stock pursuant to General Growth's 1998 Incentive Stock Plan were granted March 25, 1999 but were not included in the computation of diluted EPS because the conditions which must be satisfied prior to the issuance of any such shares under the Plan were not achieved during the applicable period.

The following are the reconciliations of the numerators and denominators of the basic and diluted EPS.


                                                    THREE MONTHS ENDED    SIX MONTHS ENDED
                                                          JUNE 30,            JUNE 30,
                                                      1999       1998      1999      1998
                                                     -------   -------   --------   -------
Numerators:
Income before extraordinary item                     $24,415   $18,141   $ 47,744   $26,596
   Dividends on PIERS                                 (6,117)   (1,199)   (12,234)   (1,199)
                                                     -------   -------   --------   -------
   Income available to common shareholders before
     extraordinary item - for basic and diluted EPS   18,298    16,942     35,510    25,397
   Extraordinary  Items                                   --        --     (8,693)        -
                                                     -------   -------   --------   -------
Net income available to common
  shareholders  -  for basic and diluted EPS         $18,298   $16,942   $ 26,817   $25,397
                                                     =======   =======   ========   =======

Denominators:
Weighted average common shares
  outstanding (in thousands) - for basic EPS          41,638    35,877     40,862    35,784
Effect of dilutive securities - options                  138       179        140       212
                                                     -------   -------   --------   -------
Weighted average common shares
  outstanding (in thousands) - for diluted EPS        41,776    36,056     41,002    35,996
                                                     =======   =======   ========   =======



                                    8 of 33

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)


NOTES RECEIVABLE - COMMON STOCK PURCHASE

In April, May and September, 1998 certain officers of the Company issued to the Company an aggregate of $3,164 of notes in connection with their exercise of options to purchase an aggregate of 166,000 shares of Common Stock. The floating rate notes bear interest at a rate (5.56% per annum at June 30, 1999) determined by reference to the published broker call loan rate adjusted to reflect a market rate, are collateralized by the shares of Common Stock issued upon exercise of such options, provide for quarterly payments of interest and are payable to the Company on demand.


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




                                    9 of 33

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)


NOTE 2     PROPERTY ACQUISITIONS AND DEVELOPMENTS

WHOLLY-OWNED PROPERTIES
1999
----

On January 11, 1999, the Company acquired a 100% ownership interest in The Crossroads Mall in Kalamazoo, Michigan. The aggregate purchase price was approximately $68,000 (subject to pro-rations and certain adjustments), which was funded initially from a new $83,655 short-term floating rate interim loan. (See Note 4).

On May 3, 1999, the Company entered into a definitive purchase agreement to acquire Ala Moana Center in Honolulu, Hawaii and paid a non-refundable deposit of $16,200 (which has been included in prepaid expenses and other assets at June 30, 1999). On July 30, 1999 the Company completed this transaction and currently owns a 100% interest in the Ala Moana Center. The total acquisition price was $810,000 (before closing adjustments, including a credit for the cost to complete an ongoing expansion project), and was funded with the proceeds of a short-term first mortgage loan of approximately $438,000 and approximately $294,000 in cash including a portion of the net proceeds from the 1999 Offering. The short-term loan bears interest at LIBOR (5.21% at June 30, 1999) plus 115 basis points per annum and matures on October 29, 1999. The Company currently expects to fully refinance the short-term mortgage loan before or on its maturity through the issuance of commercial mortgage backed securities.


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


                                    10 of 33

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)



On July 21, 1998 the Company acquired Altamonte Mall in Altamonte Springs (Orlando), Florida. The aggregate consideration paid for the Altamonte Mall was $169,000 (subject to pro-rations and certain adjustments) part of which was paid by the payoff of approximately $24,000 of indebtedness assumed at acquisition from cash funded from the Company's credit facility (the "Credit Facility") as more fully described in Note 4 and the balance of which was paid by the issuance of 3,683,143 Units.

On September 3, 1998, the Company acquired Pierre Bossier Mall in Bossier City (Shreveport), Louisiana. The aggregate consideration paid for the Pierre Bossier Mall was approximately $52,700 (subject to pro-rations and certain adjustments) which was paid in the form of approximately $10,000 in cash (funded from the Company's Credit Facility), a new mortgage loan (obtained from an independent third party) of approximately $42,000 and the assumption of approximately $700 of existing debt. The Company had previously loaned the sellers approximately $50,000 in early 1998 and received an option to buy the property. In conjunction with the closing of the sale, the loan was fully repaid.

On September 15, 1998, the Company acquired Spring Hill Mall in West Dundee (Chicago), Illinois. The aggregate consideration paid by the Company was approximately $124,000 (subject to pro-rations and certain adjustments) which was paid in the form of approximately $32,000 in cash (through the Company's Credit Facility) and a new 10-year fixed-rate $92,000 mortgage.

On September 18, 1998, the Company acquired Coastland Center in Naples, Florida for approximately $114,500 in cash (subject to pro-rations and certain adjustments). The aggregate consideration paid was borrowed under the Company's Credit Facility.

On October 21, 1998, the Company acquired Mall St. Vincent in Shreveport, Louisiana. The aggregate consideration paid for Mall St. Vincent was $26,400 (subject to pro-rations and certain adjustments) which was paid by issuing 200,052 redeemable Units in the Operating Partnership (of which 88,871 were immediately redeemed for cash, funded by the Company's Credit Facility, upon demand of the holders of such Units) and by assuming approximately $19,200 of fixed rate debt maturing in December 2007.

In addition, in 1998 the Company, through an unconsolidated joint venture, acquired the U.S. Prime Property, Inc. ("USPPI") portfolio as described in
Note 3.

The Company financed the forgoing acquisitions through a combination of secured and unsecured debt, issuance of Operating Partnership Units and the proceeds of the public offerings of Depositary Shares and Common Stock as described in Note 1.

The acquisitions completed as of June 30, 1999 were accounted for utilizing the purchase method and accordingly, the results of operations are included in the Company's results of operations from the respective dates of acquisition (for pro forma effect, see Note 9).


                                    11 of 33

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

During 1999, the Company formed a joint venture to develop an enclosed mall in Westlake (Dallas), Texas. As of June 30, 1999, the Company has currently invested approximately $12,100 in the joint venture. The Company is currently obligated to fund pre-development costs (estimated to be approximately $1,545) and actual development costs are not resolved at this time. The retail site, part of a planned community which will ultimately contain a resort hotel, a golf course, luxury homes and corporate offices, is currently planned to contain up to six anchor stores and up to 1.6 million square feet of tenant space including a multi-screen theater. There can be no assurance that development of this site will proceed beyond the pre-development phase.

The Company also owns or is investigating certain other potential development sites, but active development of these sites has not yet commenced.


NOTE 3     INVESTMENTS IN UNCONSOLIDATED AFFILIATES

GGP/HOMART

The Company currently owns 50% of GGP/Homart with the remaining ownership interest held by the New York State Common Retirement Fund, an institutional investor. At June 30, 1999, GGP/Homart owned interests in twenty-three regional shopping malls, six of which were owned jointly with venture partners. During 1999, GGP/Homart purchased its venture partner's interest in the Parks at Arlington. GGP/Homart has elected real estate investment trust status for income tax purposes. The Company shares in the profits and losses, cash flows and other matters relating to GGP/Homart in accordance with its ownership percentage.

The Company's co-investor in GGP/Homart has an exchange right under the GGP/Homart Stockholders Agreement which permits it to convert its ownership interest in GGP/Homart to shares of Common Stock of General Growth. If such exchange right is exercised by a stockholder, the Company may alternatively satisfy such exchange in cash. In early 1999, the Company received notice that an institutional investor (which then owned an approximate 4.7% interest in GGP/Homart) desired to exercise its exchange right. The Company satisfied the exercise of such exchange right (effective as of January 1, 1999) by issuing 1,052,182 shares of Common Stock, thereby increasing its ownership interest in GGP/Homart from approximately 38.2% in 1998 to approximately 42.9% for the first quarter of 1999. During the second quarter of 1999, two additional co-investors (which then owned in the aggregate an approximate 7.1%


                                    12 of 33

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)


interest in GGP/Homart) notified the Company that they desired to exercise their exchange rights. The Company satisfied the exercise of such exchange rights (effective as of April 1, 1999) by issuing an aggregate of 1,551,109 shares of Common Stock, thereby increasing its ownership interest in GGP/Homart to 50%.


USPPI

On July 23, 1998, effective as of June 30, 1998, GGP Ivanhoe III, acquired the U.S. Prime Property, Inc. ("USPPI") portfolio through a merger of a wholly-owned subsidiary of GGP Ivanhoe III into USPPI. The common stock of GGP Ivanhoe III, which will elect to be taxed as a REIT, is owned 51% by the Company and 49% by a joint venture partner. The aggregate consideration paid pursuant to the merger agreement was approximately $625,000 (less certain adjustments, including a credit of approximately $64,000 for outstanding mortgage indebtedness and accrued interest thereon and other miscellaneous items). The acquisition was financed with a $392,000 interim loan bearing interest at LIBOR plus 90 basis points which became due July 1, 1999, (subsequently extended to October 1, 1999) and capital contributions from the Company and the joint venture partner in proportion to their respective stock ownership. Pursuant to the GGP Ivanhoe III stockholders' agreement, the Company has contributed approximately $91,290 to GGP Ivanhoe III (less certain interest and other credits). The Company's capital contributions were funded primarily from proceeds from the Company's Credit Facility. The properties acquired include: Landmark Mall in Alexandria, Virginia; Mayfair Mall and adjacent office buildings in Wauwatosa (Milwaukee), Wisconsin; Meadows Mall in Las Vegas, Nevada; Northgate Mall in Chattanooga, Tennessee; Oglethorpe Mall in Savannah, Georgia; and Park City Center in Lancaster, Pennsylvania.

The joint venture partner in GGP Ivanhoe III is an affiliate of Ivanhoe Inc. of Montreal, Quebec, Canada ("Ivanhoe") and is also the Company's joint venture partner in GGP/Ivanhoe (described below). The Company and Ivanhoe share in the profits and losses, cash flows and other matters relating to GGP Ivanhoe III in accordance with their respective ownership percentages except that certain major operating and capital decisions (as defined in the stockholders' agreement) require the approval of both stockholders. Accordingly, the Company is accounting for GGP Ivanhoe III using the equity method.


GGP/IVANHOE

GGP/Ivanhoe owns The Oaks Mall in Gainesville, Florida and Westroads Mall in Omaha, Nebraska. The Company contributed approximately $43,700 for its 51% ownership interest in GGP/Ivanhoe and Ivanhoe owns the remaining 49% ownership interest. The terms of the stockholder's agreement are similar to those of GGP Ivanhoe III.


                                    13 of 33

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)


TOWN EAST MALL / QUAIL SPRINGS MALL

The Company owns a 50% interest in Town East Mall, located in Mesquite, Texas and a 50% interest in Quail Springs Mall in Oklahoma City, Oklahoma. The Company shares in the profits and losses, cash flows and other matters relating to Town East Mall and Quail Springs Mall in accordance with its ownership percentage.


GGMI

The Operating Partnership currently holds all of the non-voting preferred stock ownership interest in GGMI representing 95% of the equity interest. Certain key employees of the Company hold the remaining 5% equity interest through ownership of 100% of the common stock of GGMI, which is entitled to all voting rights in GGMI. Accordingly, the Company utilizes the equity method to account for its ownership interest in GGMI. GGMI cannot distribute funds to its common stockholders until its available cash flow exceeds all accumulated preferred dividends owed to the preferred stockholder. As of June 30, 1999, no such distributions by GGMI have been made. Due to these currently unpaid and accrued preferences on the preferred stock, the Company has been allocated 100% of the earnings (loss) and cash flows generated by GGMI since 1996. Any dividends in excess of the preferred cumulative dividend are allocated 95% to the preferred stockholder and 5% to the common stockholders. The Operating Partnership also has interest-only loans to GGMI which bear interest at rates ranging from 8% to 14% per annum and which mature by 2016. GGMI may make principal payments on the loans if it has sufficient cash flow. GGMI manages, leases, and performs various other services for the Portfolio Centers and other properties owned by unaffiliated parties.


NOTE 4        MORTGAGE NOTES AND OTHER DEBTS PAYABLE

Mortgage notes and other debts payable at June 30, 1999 and December 31, 1998 consisted of the following:

                                              JUNE 30, 1999   DECEMBER 31, 1998
                                              -------------   -----------------
Fixed-Rate debt
     Mortgage notes payable                     $1,784,642        $2,036,210
                                                ----------        ----------
Variable-Rate debt
     Mortgage notes payable                        831,655           412,566
     Credit facility                               192,000           200,000
                                                ----------        ----------

     Total Variable-Rate debt                    1,023,655           612,566
                                                ----------        ----------

     Total mortgage notes and other
       debts payable                            $2,808,297        $2,648,776
                                                ==========        ==========




                                    14 of 33

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

On July 26, 1999, the Company obtained a ten-year loan in the principal amount of $100,000, secured by a mortgage encumbering Cumberland Mall in Atlanta, Georgia. The loan proceeds were used to repay a portion of the MEPC acquisition financing which had been secured by a mortgage on the MEPC Portfolio (which includes Cumberland Mall) as described below. The loan bears interest at a rate per annum of 7.85% and provides for monthly payments of principal and interest until its maturity on August 1, 2009.


VARIABLE RATE DEBT
MORTGAGE NOTES PAYABLE

Variable mortgage notes payable consist primarily of a $100,000 loan collateralized by Northbrook Court, (due on November 1, 1999), the remaining $63,655 of interim financing as described below and the $613,000 outstanding balance of the MEPC acquisition financing as described below. The loans are generally short term in nature and bear interest at a rate per annum equal to LIBOR plus 90 to 190 basis points. The Company currently expects to retire or refinance such obligations when due.


MEPC ACQUISITION FINANCING

In June, 1998 the Company obtained a loan of approximately $830,000 to acquire the MEPC portfolio as described in Note 2. The Company repaid approximately $217,000 of this loan on June 10, 1998 from the net proceeds of the public offering of the Depositary Shares as described in Note 1. During most of 1998, the Company fixed the annual interest rate with respect to a portion of such loan at 6.7% per annum and the remainder bore interest at a rate per annum equal to LIBOR plus 90 basis points. During the first quarter of 1999, the Company reached agreements in principle with other lenders for full replacement financing and notified the current lender that the loan would be fully repaid at maturity. Such notification obligated the Company to pay $8,655 to the lender as a loan prepayment fee (included in extraordinary items) which the Company funded from the proceeds of the interim loan described below. As of June 30, 1999 the entire remaining loan balance of $613,000 bears interest at a rate per annum equal to LIBOR plus 115 basis points, which rate is adjusted monthly. The loan is collateralized by the MEPC Portfolio and was scheduled to mature on July 1, 1999. On July 1, 1999, the Company obtained approximately $57,000 of permanent long term mortgage financing to partially repay the amount maturing on that date. The new mortgage loan, secured by the Apache Mall, bears interest at 7.0% per annum and matures August 1, 2009. In addition, during July 1999, approximately $15,000 of the amount due was repaid from a portion of the



                                    15 of 33

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)


proceeds of the 1999 Offering and approximately $100,000 was repaid from the new mortgage loan secured by the Cumberland Mall as described above. The maturity date of the remaining indebtedness was extended to October 1, 1999 as described below.


EXTENSION OF THE MATURITY OF CERTAIN INDEBTEDNESS

On July 1, 1999, affiliates of the underwriter of the 1999 Offering extended the maturity date of approximately $833,000 of indebtedness of the Company from its scheduled maturity date on July 1, 1999 to October 1, 1999. The extended loan bears interest at a rate per annum equal to LIBOR plus 185 basis points, which rate is adjusted monthly. The Company expects to enter into one or more transactions pursuant to which this debt will be refinanced in whole or in part through the issuance of commercial mortgage backed securities or other debt or equity securities. In connection with the extension, the Operating Partnership guaranteed the repayment of $200,000 of the debt and certain cross-collateralization provisions with respect to the MEPC and USPPI portfolios were added to the terms of the indebtedness. The Company also agreed to issue up to 5,000,000 shares of Common Stock to the lenders as additional collateral if the indebtedness is not paid in full by October 1, 1999 and upon other events of default. During July 1999, approximately $138,650 of such indebtedness was temporarily repaid from a portion of the proceeds of the 1999 Offering and subsequently re-borrowed to pay a portion of the acquisition price of the Ala Moana Center.


CREDIT FACILITY

The Company's $200,000 unsecured revolving credit facility bears interest at a rate per annum equal to LIBOR plus 80 to 120 basis points depending upon the Company's leverage ratio and matures on July 31, 2000. The Credit Facility is subject to financial performance covenants including debt-to-market capitalization, minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") ratios and minimum equity values. On June 30, 1999, the Credit Facility had an outstanding balance of $192,000. During July 1999, approximately $76,550 of the proceeds of the 1999 Offering were used to pay down the Credit Facility. In conjunction with the Ala Moana acquisition (Note 2), all of the amounts paid down were reborrowed.


INTERIM FINANCING

In January 1999, the Company obtained an additional $30,000 unsecured bank loan (with a scheduled maturity of June 30, 1999) which bore interest at a floating market rate (average rate equal to 6.46% per annum). The Company has obtained in November 1998 a thirteen-month loan in the principal amount of $55,000 secured by a negative pledge (i.e., the promise not to encumber) of Coastland Center. These loans were repaid on May 21, 1999 with a ten-year 7.0% mortgage loan in the principal amount of $87,000 secured by Coastland Center.

In January 1999, the Company obtained an additional $83,655 floating rate (7.49% at June 30, 1999) interim loan (originally scheduled to mature June 1, 1999) which was expected to be



                                    16 of 33

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)
              (Dollars in thousands, except for per share amounts)


replaced or refinanced by the maturity date with new mortgage financing. During May, 1999, the Company obtained a new $45,000 mortgage loan secured by The Crossroads Mall. The loan, which bears interest at 7.40% and matures in June, 2009, partially repaid the interim loan and the maturity of the remaining balance, approximately $38,655 at June 30, 1999, was extended to November 1, 1999.

In April 1999, the Company obtained an additional $25,000 bank loan, secured by Park Mall in Tucson, Arizona. The loan matures September 1, 1999, bears interest at a rate per annum of LIBOR plus 175 basis points and is expected to be replaced by maturity with a $90,000 construction loan facility that will finance an extensive renovation and expansion of Park Mall. The renovation and expansion has already commenced with the entire project expected to be completed in 2001.

On July 30, 1999, the Company obtained a three month loan (with an additional three-month extension option) in the principal amount of $25,000, secured by a negative pledge (i.e., the promise not to encumber) of Eagle Ridge Mall in Lake Wales, Florida. The proceeds of the loan were distributed to the Operating Partnership to fund ongoing acquisition and development activity. The short-term loan bears interest at a rate per annum of LIBOR plus 175 basis points. This loan is currently expected to be fully refinanced by maturity by new long-term non-recourse mortgage financing on this or other currently unencumbered properties.


LETTERS OF CREDIT

As of June 30, 1999 and December 31, 1998, the Operating Partnership had outstanding letters of credit of $10,732 and $9,956, respectively, primarily in connection with special real estate assessments and insurance requirements.


CONSTRUCTION LOAN

During April, 1999 the Company obtained a $110,000 construction loan facility secured by the RiverTown Crossings Mall development in Grandville (Grand Rapids), Michigan. Concurrently with the closing, the Company made an initial loan draw of $30,000. An additional $17,962 loan draw was received in July 1999. The construction loan provides for periodic funding as construction and leasing continues which bear interest at a rate per annum of LIBOR plus 175 basis points. Interest is due monthly but may be added to the periodic loan draws. The loan matures on June 29, 2001 and the Company currently intends to refinance such loan at or prior to maturity with a non-recourse long-term mortgage loan.


NOTE 5        DISTRIBUTIONS PAYABLE

On June 18, 1999 the Company declared a cash distribution of $.49 per share that was paid on July 30, 1999 to stockholders of record on July 2, 1999, totaling $19,651. In addition, a distribution of $9,712 was paid to the limited partners of the Operating Partnership.




                                    17 of 33

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)



Concurrently, the Company declared the second quarter 1999 preferred stock dividend, for the period from April, 1999 through June 30, 1999, in the amount of $0.4531 per share, payable to preferred stockholders of record on July 2, 1999 and paid on July 15, 1999. As described in Note 1, this preferred stock dividend, and all other prior preferred stock dividends as discussed below, were in the same amount as the Operating Partnership's distribution to General Growth of the same date with respect to the Preferred Units held by General Growth.

On March 18, 1999 the Company declared a cash distribution of $.49 per share that was paid on April 30, 1999 to stockholders of record on April 5, 1999, totaling $19,136. In addition, a distribution of $9,712 was paid to the limited partners of the Operating Partnership. Concurrently, the Company declared the first quarter 1999 preferred stock dividend, for the period from January, 1999 through June 30, 1999, in the amount of $0.4531 per share, payable to preferred stockholders of record on April 5, 1999 and paid on April 15, 1999.

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


NOTE 6     MORTGAGE NOTE RECEIVABLE

During 1998, the Company advanced $50,000 to an unaffiliated developer in the form of a mortgage loan (bearing interest at 10% per annum) collateralized by such developer's ownership


                                    18 of 33

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)



interest in the Pierre Bossier Mall in Shreveport, Louisiana. In connection with the acquisition of this mall on September 3, 1998, this mortgage note and related interest due was collected.


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


NOTE 8     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities" ("SOP 98-5") which is effective for fiscal years beginning after December 15, 1998. SOP 98-5 requires that the net unamortized balance of all start up costs and organizational costs be written off as a cumulative effect of a change in accounting principle and all future start-up costs and organizational costs be expensed. The Company adopted SOP 98-5 as of January 1, 1999 and the effect thereof was not material.

In May, 1998, the Emerging Issues Task Force of the FASB ("EITF") issued a consensus opinion entitled "Accounting for Contingent Rent in Interim Financial Periods" ("EITF 98-9"). EITF 98-9 was effective as of May 21, 1998 and provided that rental income should be deferred in interim periods by the lessor if the triggering events that create contingent rent have not yet occurred. The Company has contingent rents as a majority of the tenant leases provide for additional rent computed as a percentage of tenant sales revenues above certain annual thresholds (predominately computed on a calendar year basis). The Company had previously accrued, on an interim basis, such percentage rents based on the prorated annual percentage rent estimated to be due from tenants. The Company, as provided by EITF 98-9, prospectively adopted this consensus and did not record additional percentage rent in the third and fourth quarters of 1998 above amounts recognized in the six months ended June 30, 1998 ($5,013) until such triggering events occurred. Accordingly, the Company recognized approximately $1,300 of percentage rent in the fourth quarter of 1998, which would otherwise have been recognized in previous periods. During the fourth quarter of 1998, EITF 98-9 was withdrawn and, pursuant to the guidance issued by the EITF, the Company has, effective January 1, 1999, reverted back to the original policy of accruing percentage rents on an estimated basis. As of the date of this report, no further accounting guidance has been issued on this subject. The Company estimates that consolidated revenues for the three and six months ended June 30, 1999 would be reduced by approximately $2,263 and $4,523, respectively, if EITF 98-9 had not been withdrawn. It is possible that the



                                    19 of 33

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)


Securities and Exchange Commission or the EITF will, in the future, restrict the accrual of such estimated percentage rent for interim periods. This would cause a shift in the Company's recognition, including amounts from the operations of GGP/Homart and the Property Joint Ventures, of portions of percentage rent from interim quarters to the fourth quarter of 1999 and subsequent years.

On June 1, 1998 the FASB issued a Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities". The new standard is effective for fiscal years beginning after June 15, 2000 as provided by FASB Statement No. 137 issued in July, 1999. As the Company does not currently have any investments in derivatives, the effect of adoption of the standard when effective is not expected to have any significant impact on the Company's financial statements.


NOTE 9     PRO FORMA FINANCIAL INFORMATION

Due to the impact of the public offering of the Depositary Shares in 1998 and the 1999 Offering as described in Note 1 and the acquisitions during 1998 and 1999 described in Notes 2 and 3, historical results of operations may not be indicative of future results of operations. The pro forma condensed consolidated statements of operations for the six months ended June 30, 1999 include adjustments for the 1999 Offering, the acquisition of the Ala Moana Center and The Crossroads Mall and the exchange of certain interests in GGP/Homart for shares of Common Stock as if such transactions had occurred on January 1, 1999. The pro forma condensed consolidated statements of operations for the six months ended June 30, 1998 include adjustments for the 1999 Offering, the public offering of the Depositary Shares in 1998 and the acquisition of Southwest Plaza, Northbrook Court, Altamonte Mall, Pierre Bossier Mall, Spring Hill Mall, Coastland Mall, Mall St. Vincent, the Ala Moana Center, The Crossroads Mall, the eight operating properties in the MEPC Portfolio, a 51% interest in the six operating properties owned by GGP Ivanhoe III and the exchange of the interests in GGP/Homart as if such transactions occurred on January 1, 1998. The pro forma information is based upon the historical consolidated statements of operations excluding extraordinary items and gain on sale and does not purport to present what actual results would have been had the offerings, acquisitions, and related transactions, in fact, occurred at the previously mentioned dates, or to project results for any future period.




                                    20 of 33

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)


                         PRO FORMA FINANCIAL INFORMATION


                                                         SIX MONTHS ENDED
                                                      JUNE 30,      JUNE 30,
                                                        1999          1998
                                                     ----------    ----------

Total Revenues:                                      $  316,637    $  293,686
                                                     ==========    ==========

Expenses:
     Property operating                                 104,263       100,016
     Management fees                                      4,217         4,227
     Depreciation and amortization                       59,852        54,314
                                                     ----------    ----------
Total expenses                                          168,332       158,557
                                                     ----------    ----------

Operating income                                        148,305       135,129
Interest expense, net                                   (90,873)      (91,936)
Equity in net income/(loss) of
   unconsolidated affiliates
     GGP/Homart                                           8,363        11,069
     Property Joint Ventures                              6,480         1,565
     General Growth Management, Inc.                     (3,799)       (5,996)

Minority interest in operating partnership              (18,791)      (12,279)
                                                     ----------    ----------

Pro forma net income (a)                                 49,685        37,552
Pro forma preferred stock dividends                     (12,234)      (12,234)
                                                     ----------    ----------
Pro forma net income available to
   common stockholders                                   37,451        25,318
                                                     ==========    ==========
Pro forma earnings per share - basic (b)             $     0.71    $     0.53
                                                     ==========    ==========
Pro forma earnings per share - diluted (b)           $     0.71    $     0.53
                                                     ==========    ==========





(a) The pro forma adjustments include management fee and depreciation modifications and adjustments to give effect to the public offering and acquisitions activity described above and does not include the 1999 extraordinary items or gain on sale.

(b) Pro forma basic earnings per share are based upon weighted average common shares of 52,412,873 for 1999 and 47,334,385 for 1998. Pro forma diluted per share amounts are based on the weighted average common shares and the effect of dilutive securities (stock options) outstanding of 52,552,905 for 1999 and 47,547,513 for 1998.



                                    21 of 33

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

On June 30, 1999, the Company together with the Operating Partnership owned 100% of the fifty-two Wholly-Owned Centers, 51% of the stock of GGP/Ivanhoe, 50% of Quail Springs Mall and Town East Mall, 51% of the stock of GGP Ivanhoe III, 50% of the stock of GGP/Homart, and a non-voting preferred stock ownership interest (representing 95% of the equity interest) in GGMI. GGP/Homart owns interests in twenty-three shopping centers, GGP/Ivanhoe owns interests in two shopping centers, and GGP Ivanhoe III owns interests in six shopping centers.

The mall store and free standing store portions of the centers in the Company Portfolio which were not undergoing redevelopment on June 30, 1998 had an occupancy of approximately 86.7% as of such date. On June 30, 1999, the mall store and freestanding store portions of the centers in the Company Portfolio which were not undergoing redevelopment were approximately 87.4% occupied as of such date, representing an increase of 0.7% over 1998.

Total annualized sales averaged $323 per square foot for the Company Portfolio in the six months ended June 30, 1999. In the six months ended June 30, 1999, total mall store sales for the Company Portfolio increased by 10.0% over the same period in 1998. Comparable mall store sales are sales of those tenants that were open the previous 12 months. Therefore, comparable mall store sales in the six months ended June 30, 1999 are of those tenants that were operating in the six months ended June 30, 1998. Comparable mall store sales in the six months ended June 30, 1999 increased by 5.5% over the same period in 1998.

The average mall store rent per square foot from leases that expired in the six months ended June 30, 1999 was $25.18. The Company Portfolio benefited from increasing rents inasmuch as the average mall store rent per square foot on new and renewal leases executed during this same period was $29.68, or $4.50 per square foot above the average for expiring leases.


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


                                    22 of 33

                         GENERAL GROWTH PROPERTIES, INC.


management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions, interest rate trends, costs of capital and capital requirements, availability of real estate properties, competition from other companies and venues for the sale/distribution of goods and services, changes in retail rent rates in the Company's markets, shifts in customer demands, tenant bankruptcies, changes in operating expenses, including employee wages, benefits and training, governmental and public policy changes, changes in applicable laws, rules and regulations (including changes in tax laws), the ability to obtain suitable equity and/or debt financing, and the continued availability of financing in the amounts and on the terms necessary to support the Company's future business.

Company revenues are primarily derived from fixed minimum rents, percentage rents and recoveries of operating expenses from tenants. Inasmuch as the Company's financial statements reflect the use of the equity method to account for its investments in GGP/Homart, GGP/Ivanhoe, GGP Ivanhoe III, GGMI, Quail Springs Mall and Town East Mall, the discussion of results of operations below relates primarily to the revenues and expenses of the Wholly-Owned Centers.


RESULTS OF OPERATIONS OF THE COMPANY
THREE MONTHS ENDED JUNE 30, 1999 AND 1998

Total revenues for the three months ended June 30, 1999 were $135.9 million, which represents an increase of $47.3 million or approximately 53.4% from $88.6 million in the three months ended June 30, 1998. Substantially all of the increase is from acquisitions completed during 1999 and 1998. Minimum rent for the three months ended June 30, 1999 increased by $30.7 million or 54.8% from $56.0 million in the comparable period in 1998 to $86.7 million. The acquisition of properties in 1998 and 1999 generated the majority of such increase in minimum rents. Expansion space, specialty leasing and occupancy increases at the comparable centers (properties owned for the entire time during the three months ended June 30, 1998 and 1999) accounted for the remaining increase in minimum rents. Tenant recoveries increased by $13.5 million or 49.5% from $27.3 million to $40.8 million for the three months ended June 30, 1999. Substantially all of the increase was generated by properties which were acquired in 1998 and 1999. For the three months ended June 30, 1999, percentage rents increased to $5.3 million from $2.6 million in 1998. Acquisitions contributed an increase of approximately $2.5 million in percentage rent. As more fully described in Note 8, the accounting as originally contemplated by EITF Consensus 98-9 would have reduced overage rents by approximately $2.3 million from the amount recognized under the Company's current accounting policy for the three months ended June 30, 1999.

Total expenses, including depreciation and amortization, increased by approximately $28.6 million, from $44.3 million in the three months ended June 30, 1998 to $72.9 million in the three months ended June 30, 1999. For the three months ended June 30, 1999, property operating



                                    23 of 33

                         GENERAL GROWTH PROPERTIES, INC.


expenses increased by $11.7 million or 58.8% from $19.9 million in 1998 to $31.6 million in the first quarter of 1999, substantially all of which is attributable to new acquisitions. Depreciation and amortization increased by $10.6 million or 70.2% over the same period in 1998. Approximately $1.1 million of the increase in depreciation and amortization was generated at comparable centers. The remaining $9.6 million was from newly acquired properties. Management fees to affiliates and general and administrative expenses together were approximately $.9 million or 46.1% higher than in the three months ended June 30, 1998.

Net interest expense for the three months ended June 30, 1999 was $37.3 million, an increase of $14.2 million or 61.5% from $23.1 million in the three months ended June 30, 1998. Debt incurred in connection with the acquisition of new properties in 1998 and 1999 was responsible for substantially all of such increase.

Equity in net income of unconsolidated affiliates in the three months ended June 30, 1999 decreased by approximately $1.4 million to earnings of $4.5 million in 1999, from $5.9 million in the three months ended June 30, 1998. The Company's equity in the earnings of GGP/Homart decreased approximately $2.4 million, due to the gain recognized by GGP/Homart on its May, 1998 sale of its interest in the Rolling Oaks Mall in San Antonio, Texas. This decrease is partially offset by an increase in average property occupancy, an increase in the ownership interest of GGP/Homart in The Parks at Arlington and an increase in the Company's ownership interest in GGP/Homart in 1999 versus 1998. Property Joint Ventures (see Note 1) accounted for an increase of approximately $2.3 million due primarily to the acquisition of USPPI in June 1998 as described more fully in Note 3.

Gain on sale in the three months ended June 30, 1999, represents the gain on the sale of outparcel land to a major tenant at Park Mall.


RESULTS OF OPERATIONS OF THE COMPANY
SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Total revenues for the six months ended June 30, 1999 were $270.2 million, which represents an increase of $101.1 million or approximately 59.8% from $169.1 million in the six months ended June 30, 1998. Substantially all of the increase is from acquisitions completed during 1999 and 1998. Minimum rent for the six months ended June 30, 1999 increased by $64.0 million or 60.1% from $106.5 million in the comparable period in 1998 to $170.5 million. The acquisition of properties in 1998 and 1999 generated the majority of such increase in minimum rents. Expansion space, specialty leasing and occupancy increases at the comparable centers (properties owned for the entire time during the six months ended June 30, 1998 and 1999) accounted for the remaining increase in minimum rents. Tenant recoveries increased by $30.0 million or 56.7% from $52.9 million to $82.9 million for the six months ended June 30, 1999. Substantially all of the increase was generated by properties which were acquired in 1998 and 1999. For the six months ended June 30, 1999, percentage rents increased to $9.2 million from $5.0 million in 1998. Acquisitions contributed an increase of approximately $4.1 million in percentage rent. As more fully described in Note 8, the accounting as originally contemplated by EITF Consensus 98-9 would have reduced overage rents by approximately $4.5 million from the



                                    24 of 33

                         GENERAL GROWTH PROPERTIES, INC.


amount recognized under the Company's current accounting policy for the six months ended June 30, 1999.

Total expenses, including depreciation and amortization, increased by approximately $56.0 million, from $88.8 million in the six months ended June 30, 1998 to $144.8 million in the six months ended June 30, 1999. For the six months ended June 30, 1999, property operating expenses increased by $20.7 million or 49.2% from $42.1 million in 1998 to $62.8 million in the first quarter of 1999, substantially all of which is attributable to new acquisitions. Depreciation and amortization increased by $21.7 million or 74.6% over the same period in 1998. Approximately $1.6 million of the increase in depreciation and amortization was generated at comparable centers. The remaining $20.1 million was from newly acquired properties. Management fees to affiliates and general and administrative expenses together were approximately $1.7 million or 42.3% higher than in the six months ended June 30, 1998.

Net interest expense for the six months ended June 30, 1999 was $76.4 million, an increase of $35.4 million or 86.3% from $41.0 million in the six months ended June 30, 1998. Debt incurred in connection with the acquisition of new properties in 1998 and 1999 was responsible for substantially all of such increase.

Equity in net income of unconsolidated affiliates in the six months ended June 30, 1999 increased by approximately $8.0 million to earnings of $8.7 million in 1999, from $.7 million in the six months ended June 30, 1998. The Company's equity in the earnings of GGP/Homart decreased approximately $.7 million, primarily due to the gain recognized by GGP/Homart on its May, 1998 sale of its interest in the Rolling Oaks Mall in San Antonio, Texas. This decrease is partially offset by an increase in average property occupancy, an increase in the ownership interest of GGP/Homart in The Parks at Arlington and an increase in the Company's ownership interest in GGP/Homart in 1999 versus 1998. The Company's ownership interest in GGMI resulted in an increase of approximately $3.8 million, primarily due to the write-off of terminated third-party management contracts in 1998. Property Joint Ventures (see Note 1) accounted for an increase of approximately $4.8 million due primarily to the acquisition of USPPI in June 1998 as described more fully in Note 3.

Gain on sale in the six months ended June 30, 1999, represents the gain on the sale of outparcel land to a major tenant at Park Mall.


LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

As of June 30, 1999, the Company held approximately $18.6 million of unrestricted cash and cash equivalents. The Company uses operating cash flow as the principal short-term source of internal funding for recurring capital expenditures such as tenant construction allowances and minor improvements made to individual properties that are not recoverable through common area maintenance charges to tenants. External funding alternatives that represent long-term sources of liquidity for acquisitions, new development, expansions and major renovation programs at individual centers include construction loans, mini-permanent loans, long-term project financing, joint venture financing with institutional partners, additional Operating Partnership level or Company level equity investments, unsecured Company level debt or secured loans collateralized




                                    25 of 33

                         GENERAL GROWTH PROPERTIES, INC.


by individual shopping centers. In addition, as of June 30, 1999 the Company has access to the public equity and debt markets through a currently effective shelf registration statement under which up to $662.5 million in equity or debt securities may be issued from time to time. The Company utilized this currently effective shelf registration for the 1999 Offering (as more fully described in Note 1) which raised approximately $331.7 million in July 1999. The Company also has the $200 million Credit Facility which matures on July 31, 2000. On June 30, 1999, the Credit Facility had an outstanding balance of approximately $192 million.

As of June 30, 1999, the Company had consolidated dept of $2,808 million, of which approximately $1,784 million is comprised of debt bearing interest at a fixed rate, with the remaining approximately $1,024 million bearing interest at floating rates. Reference is made to Note 4 and Item 3 below for additional information regarding the Company's debt and the potential impact on the Company of interest rate fluctuations. The Company has already identified replacement financing for all loans scheduled to mature in the next 120 days and binding commitments are currently being negotiated.

The following summarizes certain significant investment and financing transactions currently planned or completed since December 31,1998:

In January 1999, the Company obtained an additional $30 million short-term unsecured bank loan which bore interest at a floating market rate. The bank loan was repaid on May 21,1999 in conjunction with the replacement of the $55 million negative pledge (i.e., the promise not to encumber) of Coastland Mall with a ten-year 7.0% mortgage loan in the principal amount of $87 million secured by the Coastland Mall.

In January 1999, the Company obtained an additional $83.7 million floating rate interim loan (scheduled to mature June 1, 1999 but partially repaid in May, 1999 with the remainder subsequently extended to November 1, 1999 as discussed below). Such loan is expected to be replaced or refinanced by its maturity date with new mortgage financing. Approximately $8.655 million of the interim loan proceeds were paid to the MEPC acquisition-financing lender as a loan prepayment fee as more fully described in Note 4.

On January 11, 1999, the Company acquired The Crossroads Mall in Kalamazoo, Michigan. The aggregate purchase price was approximately $68 million, which was funded from the Company's new short-term floating rate interim loan described above. In May, 1999 the Company obtained a new $45 million mortgage loan secured by The Crossroads Mall to replace a portion of the $83.7 million of interim financing. The new mortgage loan bears interest at 7.40% and matures in June, 2009.

The Company is currently negotiating a $90 million construction loan facility to finance the renovation currently underway at Park Mall in Tucson, Arizona (the final phase of which is expected to be completed in 2001). In conjunction with such negotiations, the Company obtained in April 1999, a $25 million short-term bank loan maturing in September 1999. The Company is seeking a floating rate construction loan, which is expected to be replaced at project completion with permanent long-term mortgage non-recourse financing (see Note 4).



                                    26 of 33

                         GENERAL GROWTH PROPERTIES, INC.


On April 29, 1999, the Company finalized the terms of a new $110 million construction loan facility that will be used to fund the remaining construction costs for RiverTown Crossings Mall (a current development project in Grandville (Grand Rapids), Michigan as more fully described in Note 2). Loan amounts drawn on the facility (approximately $48 million as of the date of this report) bear interest at a rate per annum equal to LIBOR plus 175 basis points and the Company expects to refinance this loan facility by the scheduled maturity of June 29, 2001 with permanent long-term financing secured by the then completed mall (see Note 4).

On July 1, 1999, the Company obtained approximately $57 million of permanent long term mortgage financing. The new mortgage loan, secured by the Apache Mall, bears interest at 7.0% and is scheduled to mature August 1, 2009.

On July 1, 1999, the Company obtained an extension of the maturity date of approximately $833 million of indebtedness from its scheduled maturity date on July 1, 1999 to October 1, 1999. The Company expects to enter into one or more transactions pursuant to which this debt will be refinanced in whole or in part through the issuance of commercial mortgage-backed securities or other debt or equity securities. In connection with the extension, the Operating Partnership guaranteed the repayment of $200 million of the debt. The Company also agreed to issue up to 5,000,000 shares of Common Stock to affiliates of the lender as additional collateral if the indebtedness is not paid in full by October 1, 1999 and upon other events of default.

During July 1999, General Growth completed the 1999 Offering as more fully described in Note 1. In addition, the underwriter of the 1999 Offering has an over-allotment option (expiring August 13, 1999) to purchase an additional 1,000,000 shares of Common Stock. General Growth received net proceeds of approximately $331,725 which were ultimately used to pay a portion of the purchase price for the Ala Moana Center.

On July 26, 1999, the Company obtained a ten-year loan in the principal amount of $100 million secured by a mortgage encumbering Cumberland Mall in Atlanta, Georgia. The loan proceeds were used to repay a portion of the MEPC acquisition financing which had been secured by a mortgage on the MEPC Portfolio (which includes Cumberland Mall).

On July 30, 1999, the Company obtained a three month loan (with an additional three-month extension option) in the principal amount of $25 million secured by a negative pledge (i.e., the promise not to encumber) of Eagle Ridge Mall in Lake Wales, Florida. This loan is currently expected to be fully refinanced by maturity by new long-term non-recourse mortgage financing on this or other currently unencumbered properties. The proceeds of the loan were distributed to the Operating Partnership to fund ongoing acquisition and development activity.

During July 1999, the $100 million loan secured by Northbrook Court was extended from its scheduled maturity of August 1, 1999 to November 1, 1999. On or before maturity, the Company expects to fully refinance this loan with long-term mortgage financing.

On July 30, 1999, the Company acquired 100% of the Ala Moana Center in Honolulu, Hawaii, as more fully described in Note 2. The transaction was funded by a new $438 million short-term first mortgage loan which matures on October 29, 1999 and approximately $294 million in



                                    27 of 33

                         GENERAL GROWTH PROPERTIES, INC.


cash including a portion of the net proceeds of the 1999 Offering as further described in Note 1. The Company currently expects to fully refinance the short-term mortgage loan before or on its maturity through the issuance of commercial mortgage backed securities. The Company may discuss with institutional investors the formation of a new joint venture to own the property. The terms of any joint venture and the Company's interest in any joint venture, have not been determined and the Company may not ultimately elect to form any such joint venture.

The Company is actively seeking to refinance all outstanding indebtedness which matures on or before December 31, 1999. Although agreements to refinance all of such indebtedness have not yet been reached, the Company anticipates that all of its debt will be repaid on a timely basis. Other than as described above or in conjunction with possible future acquisitions, there are no current plans to incur additional debt or equity capital. If additional capital is required, the Company believes that it can obtain an interim bank loan, obtain mortgage financing on unencumbered assets, enter into new joint venture partnership arrangements or raise additional debt or equity capital. The Company will continue to monitor its capital structure, investigate potential joint venture arrangements and purchase additional properties if they can be acquired and financed on terms that management of the Company reasonably believes will enhance stockholder value.

Net cash provided by operating activities was $94.7 million in the first six months of 1999, an increase of $27.8 million from $66.9 million in the same period in 1998. Net income increased $12.5 million, which was represented primarily by the earnings contributed by acquisitions completed in 1998 and 1999.

Net cash used by investing activities was $177.6 million in the first six months of 1999 compared to $1,022 million of cash used in the first six months of 1998. Cash flow from investing activities was impacted by acquisitions (including liabilities assumed at acquisition), development and improvements to real estate properties, which caused a decrease in cash of approximately $165.5 million in the first six months of 1999. Significant uses of cash in the first six months of 1998 were the higher level of acquisition activity in 1998 (including Southwest Plaza, Northbrook Court, the MEPC portfolio, the USPPI portfolio and the funding of the Pierre Bossier $50 million mortgage note receivable in 1998) versus the same period in 1999 as more fully described in Notes 2 and 6.

Financing activities contributed cash of $81.8 million in the first six months of 1999, compared to a source of cash of $959.4 million in 1998. A major contributing factor of cash from financing activity is financing from mortgages and other debt, which had a positive impact of $292 million in the first six months of 1999 versus approximately $1,141 million in the first six months of 1998. The additional financing in 1998 was used to fund the higher level of acquisitions, developments and redevelopment of real estate discussed above and in Note 2.

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



                                    28 of 33

                         GENERAL GROWTH PROPERTIES, INC.


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

     THE COMPANY'S STATE OF READINESS:

The Company recently upgraded its major information systems including its databases and primary accounting software which are all Year 2000 compliant. These were performed primarily for the purpose of routine improvements to the Company's information systems. These upgrades were initiated in advance of any concern for the Year 2000 issue. The Company has also evaluated several other smaller non-IT systems (i.e. time keeping systems, elevators, etc.) to verify that they are Year 2000 compliant. In addition, the Company has formed a Year 2000 Committee that includes senior personnel from most areas of the Company. These people are charged with the duty of determining the extent of the Company's exposure and taking the appropriate action to minimize any impact on the Company's operations. The non-IT systems evaluation process was recently completed and substantially all of the appropriate upgrades or replacements have been purchased. The cost of the required upgrades was less than $1 million. In addition, the Company is communicating with its customers, tenants, suppliers and service providers to determine whether they are actively involved in projects to ensure that their products



                                    29 of 33

                         GENERAL GROWTH PROPERTIES, INC.


and business systems will be Year 2000 compliant. The Company's exposure is widely spread, with no known major direct exposure.


     COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUE:

As the Company's Year 2000 compliance issues have already been addressed, the Company does not expect to incur any significant additional costs regarding its IT systems due to the Year 2000 issue.

     RISKS RELATING TO THE YEAR 2000 ISSUE AND CONTINGENCY PLANS:

Although the Company is not currently aware of any specific significant Year 2000 issues involving third-parties, the Company believes that its most significant potential risk relating to the Year 2000 issue is in regard to such third parties. For example, the Company believes there could be failure in the information systems of certain service providers that the Company relies upon for electrical, telephone and data transmission and banking services. The Company believes that any service disruption with respect to these providers due to a Year 2000 issue would be of a short-term nature. The Company has existing back-up systems and procedures, developed primarily for natural disasters, that could be utilized on a short-term basis to address any service interruptions. In addition, with respect to tenants, a failure of their information systems could delay the payment of rents or even impair their ability to operate. These tenant problems are likely to be isolated and would likely not impact the operations of any particular mall or the Company as a whole. While it is not possible at this time to determine the likely impact of any of these potential problems, the Company will continue to evaluate these areas and develop additional contingency plans, as appropriate. However, although the Company believes that its Year 2000 issues have been addressed and that suitable remediation and/or contingency procedures will be in place by December 31, 1999, there can be no assurance that Year 2000 issues will not have a material adverse effect on the Company's results of operations or financial condition or liquidity.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments. The Company is subject to market risk associated with changes in interest rates. Interest rate exposure is principally limited to the $1,024 million of debt of the Company outstanding at June 30, 1999 that is priced at interest rates that float with the market. A 25 basis point movement in the interest rate on the floating rate debt would result in an approximate $2.6 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt. The Company has an ongoing program of refinancing its floating and fixed rate debt and believes that this program allows it to vary its ratio of fixed to floating rate debt to respond to changing market rate conditions. Reference is made to Item 2 above and Note 4 for additional debt information.





                                    30 of 33

                         GENERAL GROWTH PROPERTIES, INC.


PART II. OTHER INFORMATION

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

Set forth below is certain information about sales of securities made by General Growth during the second quarter of 1999, which sales were not registered under the Securities Act of 1933, as amended. The sales were made in connection with the exercise by the purchasers named below of exchange rights as described in
Note 3 and were effected in reliance upon the exemption contained in Section 4
(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder.


  EFFECTIVE                               NUMBER                                     OFFERING PRICE OR
     DATE   ISSUER            SECURITY   OF SHARES     PURCHASER                     CONSIDERATION
     ----   ------            --------   ---------     ---------                     -------------



   4/01/99  General Growth    Common       1,240,887   USG Annuity & Life            1,200 shares of common
            Properties, Inc.  Stock                    Company                       stock of GGP/Homart, Inc.
                                                                                     (representing an
                                                                                     approximate 5.7% interest
                                                                                     in GGP/Homart, Inc.)

   4/01/99  General Growth    Common         310,222   Equitable Life Insurance      300 shares of common stock
            Properties, Inc.  Stock                    Company of Iowa               of GGP/Homart, Inc.
                                                                                     (representing an
                                                                                     approximate 1.4% interest
                                                                                     in GGP/Homart, Inc.)


                                    31 of 33

                         GENERAL GROWTH PROPERTIES, INC.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its Annual Meeting of Stockholders held on May 12, 1999, the stockholders voted upon the re-election of Matthew Bucksbaum and Beth Stewart as Directors, an amendment to the Certificate of Incorporation with respect to the cumulative dividends paid to holders of PIERS, an amendment to the Certificate of Incorporation to remove the IBM Retirement Plan as an exception to the ownership limit contained therein and the ratification of the reappointment of Pricewaterhouse Coopers LLP as Independent Auditors. A total of 39,052,095 shares were eligible to vote on each matter presented at the Annual Meeting, which were approved by the following votes of stockholders:


                                                     NUMBER OF SHARES    NUMBER OF SHARES
                          MATTER                           FOR                AGAINST           ABSTAIN
-------------------------------------------------------------------------------------------------------
1.  (a) Re-elect Matthew Bucksbaum                       30,896,218              10,887       1,099,707
    (b) Re-elect Beth Stewart                            30,896,218              10,887       1,099,707

2.  Approve an Amendment to the Certificate of
    Incorporation with respect to                        31,483,546             241,489         281,777
    Cumulative Dividends paid on PIERS

3.  Approve an Amendment to the Certificate of
    Incorporation regarding the IBM Retirement           31,853,744              91,379          61,689
    Plan exception

4.  Re-appointment of Pricewaterhouse
    Coopers LLP as Independent Auditors                  31,941,696              34,716          30,400



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


                                   GENERAL GROWTH PROPERTIES, INC.
                                             (Registrant)


Date:  August 12, 1999             by: /s/  Bernard Freibaum
                                       ---------------------------------------
                                            Bernard Freibaum
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)





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

     2(q) Sale and Contribution Agreement dated April 2, 1998, between Southwest Properties Venture and GGP Limited Partnership. (18)

     2(r). Contribution and Exchange Agreement dated as of July 10, 1998 (the "Contribution Agreement") among Nashland Associates, HRE Altamonte, Inc., Altamonte Springs Mall L.P., and GGP Limited Partnership. (21)

     2(s). Purchase and Sale Agreement and Joint Escrow Instructions dated as of August 21, 1998 by and between Spring Hill Mall Partnership (seller) and Spring Hill Mall L.L.C., (purchaser). (22)

     2(t).Purchase and Sale Agreement dated as of the 18th day of September, 1998 by and between Coastland Center Joint Venture (seller) and Coastland Center, L.P. (purchaser). (23)

     2(u) Purchase and Sale Agreement dated as of May 3, 1999, among D/E Hawaii Joint Venture, GGP Limited Partnership and General Growth Properties, Inc. (27)

     3(a) Amended and Restated Certificate of Incorporation of the Company. (3)

     3(b) Amendment to Amended and Restated Certificate of Incorporation of the Company.(5)

     3(c) Amendment to Amended and Restated Certificate of Incorporation of the Company filed on December 21, 1995.(11)

     3(d) Amendment to Amended and Restated Certificate of Incorporation of the Company filed on May 20, 1997.(15)

     3(e) Amendment to Second Amendment and Restated Certificate of Incorporation of the Company filed on May 17, 1999. (27)

     3(f) Bylaws of the Company.(5)

     3(g) Amendment to Bylaws of the Company.(5)

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

     4(e) Form of Indenture.(12)

     4(f) Certificate of Designations, Preferences and Rights of 7.25% Preferred Income Equity Redeemable Stock, Series A. (20)

     4(g) Amendment to Certificate of Designations, Preferences and Rights of 7.25% Preferred Income Equity Redeemable Stock, Series A of General Growth Properties, Inc. filed on May 17, 1999. (27)

     4(h) Redemption Rights Agreement dated April 2, 1998, among GGP Limited Partnership, General Growth Properties, Inc. and Southwest Properties Venture.
(17)

     4(i) Indenture and Servicing Agreement dated as of November 25, 1997, among the Issuers named therein, LaSalle National Bank, as Trustee, and Midland Loan Services, L.P., as Servicer (the "Indenture Agreement"). (18)

     4(j) Form of Note pursuant to the Indenture Agreement. (18)

     4(k) Mortgage, Deed of Trust, Security Agreement, Assignment of Leases and Rents, Fixture Filing and Financing Statement, date and effective as of November 25, 1997, among the Issuers, the Trustee and the Deed Trustees named therein.
(18)

     4(l) Rights Agreement, dated November 18, 1998, between General Growth Properties, Inc. and Norwest Bank Minnesota, N.A., as Rights Agent (including the Form of Certificate of Designation of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the Form of Right Certificate attached Preferred Stock attached thereto as Exhibit C). (24)

     4(m) Form of Common Stock Certificate. (25)

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

     10(n)* General Growth Properties, Inc. 1998 Incentive Stock Plan.(26)

     27 Financial Data Schedule.


(*)  A compensatory plan or arrangement required to be filed.


===============================================================================

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

     (16) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated June 17, 1998, incorporated herein by reference.

     (17) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated May 26, 1998, incorporated herein by reference.

     (18) Previously filed as an exhibit to the Company's Current Report on Form 8-K/A dated June 2, 1998, incorporated herein by reference.

     (19) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated May 14, 1998, as amended May 21, 1998, incorporated herein by reference.

     (20) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated August 7, 1998, incorporated herein by reference.

     (21) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated August 5, 1998, incorporated herein by reference.

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

     (25) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, incorporated herein by reference.

     (26) Previously filed as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-74461) dated March 12, 1999, incorporated herein by reference.

     (27) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated July 12, 1999, incorporated herein by reference.