Form 10-Q
period 1999-09-30
GENERAL GROWTH PROPERTIES INC
filed 1999-11-12
CIK 895648

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999


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

                                 (312) 960-5000
              (Registrant's telephone number, including area code)

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

The number of shares of Common Stock, $.10 par value, outstanding on November 10, 1999 was 51,697,425.

                         GENERAL GROWTH PROPERTIES, INC.

                                      INDEX

                                                                                    PAGE
                                                                                   NUMBER
PART I    FINANCIAL INFORMATION
          Item 1:  Financial Statements
               Consolidated Balance Sheets
               as of September 30, 1999 and December 31, 1998 ..................      3

               Consolidated Statements of Operations for the three
               and nine months ended September 30, 1999 and 1998 ...............      4

               Consolidated Statements of Cash Flows
               for the nine months ended September 30, 1999 and 1998 ...........      5

               Notes to Consolidated Financial Statements ......................      6

          Item 2:  Management's Discussion and Analysis of
               Financial Condition and Results of Operations ...................     23

               Liquidity and Capital Resources of the Company ..................     26

          Item 3:  Quantitative and Qualitative Disclosures about Market Risk ..     32


PART II   OTHER INFORMATION.

          Item 6:  Exhibits and Reports on Form 8-K ............................     33

          SIGNATURES ...........................................................     34




                                    2 of 34

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                         GENERAL GROWTH PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 1999 AND DECEMBER 31, 1998
                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)

                                     ASSETS
                                                                                SEPTEMBER 30, 1999   DECEMBER 31, 1998
                                                                                ------------------   -----------------
Investment in Real Estate:
       Land                                                                        $   674,353         $   364,699
       Buildings and equipment                                                       3,917,782           3,222,237
       Less accumulated depreciation                                                  (376,699)           (301,789)
       Developments in progress                                                        182,856              89,860
                                                                                   -----------         -----------
           Net property and equipment                                                4,398,292           3,375,007

       Investment in Unconsolidated Real Estate Affiliates                             494,824             386,301
                                                                                   -----------         -----------
           Net Investment In Real Estate                                             4,893,116           3,761,308
Cash and cash equivalents                                                                5,992              19,630
Tenant accounts receivable, net                                                         84,187              74,585
Deferred expenses, net                                                                  89,977              71,593
Investment in and note receivable from
   General Growth Management, Inc.                                                      92,591              84,716
Mortgage note receivable                                                                31,086                  --
Prepaid expenses and other assets                                                       59,579              15,642
                                                                                   ===========         ===========
                                                                                   $ 5,256,528         $ 4,027,474
                                                                                   ===========         ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage notes and other debts payable                                             $ 3,378,270         $ 2,648,776
Distributions payable                                                                   41,140              33,757
Accounts payable and accrued expenses                                                  222,954             122,303
                                                                                   -----------         -----------
                                                                                     3,642,364           2,804,836
                                                                                   -----------         -----------
Minority interest in Operating Partnership                                             354,417             299,431
                                                                                   -----------         -----------
Commitments and contingencies
Preferred Stock: $100 par value; 5,000,000 shares authorized;
  345,000 designated as PIERS (Note 1) which are convertible and carry a
  $1,000 liquidation value;  337,500 of which were issued and outstanding at
  September 30, 1999 and December 31, 1998, respectively                               337,500             337,500
                                                                                   -----------         -----------

Stockholders' Equity:
    Common stock; $0.10 par value; 210,000,000 shares authorized; 51,677,425 shares and 39,000,972 shares issued and outstanding at
      September 30, 1999 and December 31, 1998, respectively                             5,168               3,900
    Additional paid-in capital                                                       1,199,986             843,238
    Retained earnings (deficit)                                                       (277,985)           (258,267)
    Notes receivable - common stock purchase                                            (3,164)             (3,164)
    Accumulated equity in other comprehensive loss of unconsolidated affiliate          (1,758)                 --
                                                                                   -----------         -----------
Total Stockholders' Equity                                                             922,247             585,707
                                                                                   -----------         -----------
                                                                                   $ 5,256,528         $ 4,027,474
                                                                                   ===========         ===========

The accompanying notes are an integral part of these consolidated financial statements.



                                    3 of 34

                         GENERAL GROWTH PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)

                                                                  THREE MONTHS ENDED            NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                 SEPTEMBER 30,
                                                                 1999           1998           1999           1998
                                                              ---------      ---------      ---------      ---------
Revenues:
       Minimum rents                                          $  99,185      $  71,863      $ 269,657      $ 178,382
       Tenant recoveries                                         44,102         37,148        126,997         90,000
       Percentage rents                                           7,423          1,160         16,610          6,173
       Other                                                      3,876          1,633          8,538          4,004
       Fee Income                                                 1,441          1,251          4,401          3,561
                                                              ---------      ---------      ---------      ---------
           Total Revenues                                       156,027        113,055        426,203        282,120
                                                              ---------      ---------      ---------      ---------
Expenses:
       Real Estate taxes                                         10,459          9,903         33,808         22,804
       Management fee to affiliate                                1,789          1,188          4,389          3,048
       Property operating                                        36,330         28,246         99,093         70,303
       Provision for doubtful accounts                              569            361          2,767          1,090
       General and Administrative                                 1,089            972          4,186          3,117
       Depreciation and amortization                             29,282         23,490         80,050         52,587
                                                              ---------      ---------      ---------      ---------
           Total Expenses                                        79,518         64,160        224,293        152,949
                                                              ---------      ---------      ---------      ---------
           Operating Income                                      76,509         48,895        201,910        129,171

Interest expense, net                                           (43,764)       (29,536)      (120,121)       (70,507)
Equity in net income/(loss) of unconsolidated affiliates:
       GGP/Homart                                                 4,567          2,834         12,236         11,170
       Property Joint Ventures                                      623          3,302          7,102          4,936
       General Growth Management, Inc.                           (2,165)          (100)        (7,581)        (9,360)
Gain on sale                                                         --             --          2,977             --
                                                              ---------      ---------      ---------      ---------
Income before extraordinary items & allocation to
  minority interest                                              35,770         25,395         96,523         65,410
Income allocated to minority interest                            (6,987)        (7,355)       (19,996)       (20,774)
                                                              ---------      ---------      ---------      ---------
Income before extraordinary items                             $  28,783      $  18,040      $  76,527      $  44,636
Extraordinary Items, including Company share of
  unconsolidated items                                           (5,093)            --        (13,786)            --
                                                              ---------      ---------      ---------      ---------
       Net Income                                             $  23,690      $  18,040      $  62,741      $  44,636
                                                              ---------      ---------      ---------      ---------
Convertible Preferred Stock Dividends                            (6,117)        (6,117)       (18,351)        (7,316)
                                                              ---------      ---------      ---------      =========
       Net income available to common stockholders            $  17,573      $  11,923      $  44,390      $  37,320
                                                              =========      =========      =========      =========
Earnings before extraordinary item per share-basic            $    0.45      $    0.33      $    1.32      $    1.04
                                                              =========      =========      =========      =========
Earnings before extraordinary item per share-diluted          $    0.45      $    0.33      $    1.32      $    1.04
                                                              =========      =========      =========      =========

Net earnings per share - basic                                $    0.35      $    0.33      $    1.01      $    1.04
                                                              =========      =========      =========      =========
Net earnings per share - diluted                              $    0.35      $    0.33      $    1.01      $    1.04
                                                              =========      =========      =========      =========
Distributions declared per share                              $    0.49      $    0.47      $    1.47      $    1.41
                                                              =========      =========      =========      =========
Weighted average common shares
   outstanding - basic (in thousands)                            50,149         35,899         43,992         35,822
                                                              =========      =========      =========      =========
Weighted average common shares
   outstanding - diluted (in thousands)                          50,214         35,990         44,115         36,022
                                                              =========      =========      =========      =========

Net income                                                    $  23,690      $  18,040      $  62,741      $  44,636
Other comprehensive income (loss):
     Equity in unrealized loss on available-for-sale
       securities of unconsolidated affiliate, net of
       minority interest                                         (1,758)            --         (1,758)            --
                                                              =========      =========      =========      =========
Comprehensive income                                          $  21,932      $  18,040      $  60,983      $  44,636
                                                              =========      =========      =========      =========


The accompanying notes are an integral part of these consolidated financial statements.





                                    4 of 34

                         GENERAL GROWTH PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)

                                                                                                    NINE MONTHS ENDED
                                                                                                      SEPTEMBER 30,
                                                                                                1999                1998
                                                                                             -----------        ------------
Cash flows from operating activities:
     Net Income                                                                              $   62,741         $    44,636
Adjustments to reconcile net income to net cash provided by operating activities:
     Minority interest                                                                           19,996              20,774
     Gain on sale                                                                                (2,977)                 --
     Extraordinary items                                                                         13,786                  --
     Equity in net income of unconsolidated affiliates                                          (11,757)             (6,746)
     Provision for doubtful accounts                                                              2,767               1,090
     Distributions received from unconsolidated affiliates                                       21,894              13,900
     Depreciation                                                                                74,910              47,403
     Amortization                                                                                 5,140               5,184
Net Changes:
     Tenant accounts receivable                                                                 (12,369)            (21,469)
     Prepaid expenses and other assets                                                          (27,295)             (6,413)
     Accounts payable and accrued expenses                                                       (3,102)             28,188
                                                                                              ---------         -----------
         Net cash provided by (used in) operating activities                                    143,734             126,547
                                                                                              ---------         -----------

Cash flows from investing activities:
     Acquisition/development of real estate and improvements                                 (1,009,206)         (1,294,729)
     Increase in investments in Property Joint Ventures                                         (42,028)            (92,050)
     Change in investment in and notes receivable from General Growth Management, Inc.          (15,456)            (35,653)
     Increase in mortgage notes receivable                                                      (31,086)                 --
     Distributions received from unconsolidated affiliates                                       18,194               6,049
     Increase in deferred expenses                                                               (7,975)            (17,359)
                                                                                              ---------         -----------
         Net cash provided by (used in) investing activities                                 (1,087,557)         (1,433,742)
                                                                                              ---------         -----------

Cash flows from financing activities:
     Cash distributions paid to common stockholders                                             (57,117)            (49,764)
     Cash distributions paid to minority interest                                               (28,732)            (26,137)
     Payment of dividends on PIERS                                                              (18,351)                 --
     Proceeds of preferred stock issuance, net of issuance costs                                     --             322,755
     Proceeds from exercised options                                                                760                  --
     Proceeds of equity issuance, net of issuance costs                                         331,651                  --
     Proceeds from issuance of mortgage / other notes payable                                 1,294,312           1,670,638
     Principal payments on mortgage notes and other debt payable                               (573,473)           (606,559)
     Purchase of treasury stock                                                                      --              (1,136)
     Capital contribution from minority interest                                                     --                 119
     Increase in deferred expenses                                                              (18,865)             (2,443)
                                                                                              ---------         -----------
         Net cash provided by (used in) financing activities                                    930,185           1,307,473
                                                                                              ---------         -----------

Net change in cash and cash equivalents                                                         (13,638)                278
Cash and cash equivalents at beginning of year                                                   19,630              25,898
                                                                                              =========         ===========
Cash and cash equivalents at end of period                                                    $   5,992         $    26,176
                                                                                              =========         ===========
Supplemental disclosure of cash flow information
     Interest paid                                                                            $ 143,569         $    89,864
     Interest capitalized                                                                     $  12,055         $     9,087

Non-cash investing and financing activities:
     Treasury stock exchanged for Operating Partnership Units                                 $      --         $     1,875
     Common stock issued in exchange for Operating Partnership Units                                521                  --
     Common stock issued in exchange for GGP/Homart stock                                        90,511                  --
     Penalty on retirement of debt                                                                8,655                  --
     Debt assumed as consideration to seller for purchase of real estate                             --             262,816
     Notes receivable issued for exercised stock options                                             --               3,164
     Partnership units and common stock issued as consideration for purchase of real estate          --             159,685


The accompanying notes are an integral part of these consolidated financial statements.





                                    5 of 34

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


GENERAL

General Growth Properties, Inc., a Delaware corporation ("General Growth"), was formed in 1986 to own and operate regional mall shopping centers. All references to the "Company" in these Notes to Consolidated Financial Statements include General Growth and those entities owned or controlled by General Growth (including the Operating Partnership as described below), unless the context indicates otherwise. Proceeds from General Growth's April 15, 1993 initial public offering of common stock (the "Common Stock") were used to acquire a majority interest in GGP Limited Partnership (the "Operating Partnership") which was formed to succeed to substantially all of the interests in regional mall general partnerships owned and controlled by the Company and its original stockholders. The Company conducts substantially all of its business through the Operating Partnership.

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






                                    6 of 34

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)


OPERATING PARTNERSHIP

The Operating Partnership commenced operations on April 15, 1993 and as of September 30, 1999, the Company owned 100% of fifty-three enclosed regional shopping centers (the "Wholly-Owned Centers"); 51% of GGP/Ivanhoe, Inc. ("GGP/Ivanhoe"), 50% of Quail Springs Mall and Town East Mall and 51% of GGP Ivanhoe III, Inc. ("GGP Ivanhoe III") (collectively the "Property Joint Ventures") or ("PJVs"); 50% of the stock of GGP/Homart, Inc. ("GGP/Homart") and a 100% non-voting preferred stock interest representing 95% of the equity interest in General Growth Management, Inc. ("GGMI"). As of such date, GGP/Homart owned interests in twenty-three shopping centers (the "Homart Centers"), GGP/Ivanhoe owned 100% of The Oaks Mall and the Westroads Mall, and GGP Ivanhoe III (through a wholly-owned subsidiary) owned 100% of seven shopping centers. Together, the Wholly-Owned centers, the centers owned by the Property Joint Ventures and the Homart Centers comprise the "Company Portfolio" or the "Portfolio Centers".

As of September 30, 1999, the Company owned an approximate 72% general partnership interest in the Operating Partnership (excluding its preferred units of partnership interest as discussed below). The remaining approximate 28% minority interest in the Operating Partnership is held by limited partners that include trusts for the benefit of the families of the original stockholders who initially owned and controlled the Company and subsequent contributors of properties to the Company. These minority interests are represented by common units of limited partnership interest in the Operating Partnership (the "Units"). The Units can be redeemed for cash, or at General Growth's election, with certain restrictions, for shares of Common Stock on a one-for-one basis. The holders of the Units also share equally with General Growth's stockholders in any distributions by the Operating Partnership on the basis that one Unit is equivalent to one share of Common Stock.

In connection with the issuance of the Depositary Shares and in order to enable General Growth to comply with its obligations in respect to the PIERS, the Operating Partnership's partnership agreement was amended to provide for the issuance to General Growth of preferred units of limited partnership interest in the Operating Partnership (the "Preferred Units") which have rights, preferences and other privileges, including distribution, liquidation, conversion and redemption rights, that mirror those of the PIERS. Accordingly, the Operating Partnership will be required to make all required distributions on the Preferred Units prior to any distribution of cash or assets to the holders of the Units. At September 30, 1999, 100% of the Preferred Units (337,500) were owned by General Growth.


BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership consisting of the fifty-three centers and the unconsolidated investments in GGP/Homart, GGMI, GGP/Ivanhoe, Quail Springs Mall, Town East Mall and GGP Ivanhoe III. All significant inter-company balances and transactions have been eliminated.




                                    7 of 34

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)


In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1999 and the results of operations for the three and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998 have been included. The results for the interim periods ended September 30, 1999 and 1998 are not necessarily indicative of the results to be obtained for the full fiscal year.

Certain amounts in the 1998 consolidated financial statements have been reclassified to conform to the 1999 presentation.


EARNINGS PER SHARE ("EPS")

Basic per share amounts are based on the weighted average of common shares outstanding of 43,991,690 for 1999 and 35,822,027 for 1998. Diluted per share amounts are based on the total number of weighted average common shares and dilutive securities (stock options) outstanding of 44,114,763 for 1999 and 36,022,161 for 1998. The effect of the issuance of the PIERS is anti-dilutive with respect to the Company's calculation of diluted earnings per share for the three and nine months ended September 30, 1999 and 1998 and therefore has been excluded. Of the options outstanding, options to purchase 2,000 shares of Common Stock at $37.69 per share in 1999 were not included in the computation of diluted earnings per share because the options' exercise price was greater than the average market price of the common shares for the applicable periods and, therefore, the effect would be anti-dilutive. The outstanding Units have been excluded from the diluted earnings per share calculation as there would be no effect on the EPS amounts since the minority interests' share of income would also be added back to net income. Options to purchase 313,964 shares of Common Stock pursuant to General Growth's 1998 Incentive Stock Plan were granted March 25, 1999 but were not included in the computation of diluted EPS because the conditions which must be satisfied prior to the issuance of any such shares under the Plan were not achieved during the applicable period.

The following are the reconciliations of the numerators and denominators of the basic and diluted EPS.

                                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                                              SEPTEMBER 30,               SEPTEMBER 30,
                                                           1999          1998          1999          1998
                                                        ---------     ---------     ---------     ---------
Numerators:
Income before extraordinary item                        $ 28,783      $ 18,040      $ 76,527      $ 44,636
   Dividends on PIERS                                     (6,117)       (6,117)      (18,351)       (7,316)
                                                        --------      --------      --------      --------
   Income available to common shareholders before
     extraordinary item - for basic and diluted EPS       22,666        11,923        58,176        37,320
   Extraordinary  Items                                   (5,093)           --       (13,786)           --
                                                        ========      ========      ========      ========
Net income available to common
  shareholders - for basic and diluted EPS              $ 17,573      $ 11,923      $ 44,390      $ 37,320
                                                        ========      ========      ========      ========

Denominators:
Weighted average common shares
  outstanding (in thousands) - for basic EPS              50,149        35,899        43,992        35,822
Effect of dilutive securities - options                       65            91           123           200
                                                        --------      --------      --------      --------
Weighted average common shares
  outstanding (in thousands) - for diluted EPS            50,214        35,990        44,115        36,022
                                                        ========      ========      ========      ========




                                    8 of 34

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)



NOTES RECEIVABLE - COMMON STOCK PURCHASE

In April, May and September, 1998 certain officers of the Company issued to the Company an aggregate of $3,164 of notes in connection with their exercise of options to purchase an aggregate of 166,000 shares of Common Stock. The floating rate notes bear interest at a rate (6.04% per annum at September 30, 1999) determined by reference to the published broker call loan rate adjusted to reflect a market rate, are collateralized by the shares of Common Stock issued upon exercise of such options, provide for quarterly payments of interest and are payable to the Company on demand.


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


COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" requires that the Company disclose comprehensive income in addition to net income. Comprehensive income is a more inclusive financial reporting methodology that encompasses net income and all other changes in equity except those resulting from investments by and distributions to equity holders. One item included in comprehensive income but not net income is unrealized holding gains or losses on marketable securities classified as available-for-sale. Although General Growth and its consolidated affiliates do not have any available-for-sale securities, one of its unconsolidated affiliates received common stock of an unrelated publicly traded entity as part of a 1998 transaction. Holding gains or losses on such securities through June 30, 1999 were not significant and were not reflected. However, the Company has reduced its carrying amount for its investment in such unconsolidated affiliate by $2,550 and reflected $1,758 as other comprehensive loss, net of minority interest of $792, as its equity in such unconsolidated affiliate's cumulative unrealized holding loss on such securities for the three and nine months ended September 30, 1999.


BUSINESS SEGMENT INFORMATION

The Financial Accounting Standards Board (the "FASB") issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131") in



                                    9 of 34

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



NOTE 2  PROPERTY ACQUISITIONS AND DEVELOPMENTS


WHOLLY-OWNED PROPERTIES
1999

On January 11, 1999, the Company acquired a 100% ownership interest in The Crossroads Mall in Kalamazoo, Michigan. The aggregate purchase price was approximately $68,000 (subject to pro-rations and certain adjustments), which was funded initially from a new $83,655 short-term floating rate interim loan. In May 1999, a new $45,000 ten-year non-resource mortgage loan collateralized by the property was obtained - See Note 4.

On July 30, 1999, the Company acquired a 100% ownership interest in the Ala Moana Center in Honolulu, Hawaii. The price paid to the seller was $810,000 (before closing adjustments, including a credit for the cost to complete an ongoing expansion project), and was funded with the proceeds of a short-term first mortgage loan of approximately $438,000 and approximately $294,000 in cash including a portion of the net proceeds from the 1999 Offering. The short-term loan bore interest at LIBOR (5.44% at September 30, 1999) plus 115 basis points per annum and was fully repaid on August 26,1999 with the proceeds of the issuance of commercial mortgage-backed securities (see Note 4).

On October 28, 1999, the Company acquired Baybrook Mall in Houston, Texas. The aggregate consideration paid by the Company was approximately $133,000 (subject to pro-rations and certain adjustments), which was paid in cash (raised primarily through new long-term financing on other previously unsecured properties), and a new 10-year $95,000 non-recourse loan bearing interest at 7.71% per annum and requiring monthly payments of principal and interest.


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



                                    10 of 34

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

On October 21, 1998, the Company acquired Mall St. Vincent in Shreveport, Louisiana. The aggregate consideration paid for Mall St. Vincent was $26,400 (subject to pro-rations and certain adjustments) which was paid by issuing 200,052 Units in the Operating Partnership (of which 88,871 were immediately redeemed for cash, funded by the Company's Credit Facility, upon demand of the holders of such Units) and by assuming approximately $19,200 of fixed rate debt maturing in December 2007.



                                    11 of 34

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


DEVELOPMENTS

During 1996, the Company acquired three new development sites in the following locations: Coralville (Iowa City), Iowa, Grandville (Grand Rapids), Michigan and Frisco (Dallas), Texas, respectively. Coral Ridge Mall, located in Coralville, Iowa, was completed and opened as scheduled in July of 1998. Construction of the RiverTown Crossings Mall located in Grandville, Michigan commenced in December, 1997 and opened as scheduled in November of 1999. Construction of Stonebriar Centre, located in Frisco, Texas, commenced in October of 1998 with an anticipated completion date in August of 2000.

During 1999, the Company formed a joint venture to develop an enclosed mall in Westlake (Dallas), Texas. As of September 30, 1999, the Company has invested approximately $12,520 in the joint venture. The Company is currently obligated to fund pre-development costs (estimated to be approximately $1,545, most of which remains to be incurred) and actual development costs are not resolved at this time. The retail site, part of a planned community which is expected to contain a resort hotel, a golf course, luxury homes and corporate offices, is currently planned to contain up to 1.6 million square feet of tenant space including up to six anchor stores and a multi-screen theater. There can be no assurance that development of this site will proceed beyond the pre-development phase.

The Company also owns or is investigating certain other potential development sites, but active development of these sites has not yet commenced.



NOTE 3  INVESTMENTS IN UNCONSOLIDATED AFFILIATES


GGP/HOMART

At September 30, 1999, GGP/Homart owned interests in twenty-three regional shopping malls, six of which were owned jointly with venture partners. During 1999, GGP/Homart purchased its venture partner's interest in the Parks at Arlington. GGP/Homart has elected real estate investment trust status for income tax purposes. The Company shares in the profits and losses, cash flows and other matters relating to GGP/Homart in accordance with its ownership percentage.

The Company currently owns 50% of GGP/Homart with the remaining ownership interest held by the New York State Common Retirement Fund, an institutional investor. The Company's co-investors in GGP/Homart have an exchange right under the GGP/Homart Stockholders Agreement, which permits them to convert their ownership interest in GGP/Homart to shares of Common Stock of General Growth. If such exchange right is exercised by a stockholder, the Company may alternatively satisfy such exchange in cash. In early 1999, the Company



                                    12 of 34

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)


received notice that an institutional investor (which then owned an approximate 4.7% interest in GGP/Homart) desired to exercise its exchange right. The Company satisfied the exercise of such exchange right (effective as of January 1, 1999) by issuing 1,052,182 shares of Common Stock, thereby increasing its ownership interest in GGP/Homart from approximately 38.2% in 1998 to approximately 42.9% for the first quarter of 1999. During the second quarter of 1999, two additional co-investors (which then owned in the aggregate an approximate 7.1% interest in GGP/Homart) notified the Company that they desired to exercise their exchange rights. The Company satisfied the exercise of such exchange rights (effective as of April 1, 1999) by issuing an aggregate of 1,551,109 shares of Common Stock, thereby increasing its ownership interest in GGP/Homart to 50%.


GGP/HOMART II

In November 1999, the Company, together with New York State Common Retirement Fund, the Company's joint venture partner in GGP/Homart, formed GGP/Homart II L.L.C., a Delaware limited liability company ("GGP/Homart II"), the ownership interests of which are owned equally by the Company and its joint venture partner. GGP/Homart II will include the Company's contribution to the joint venture of its 100% interests in Stonebriar Centre in Frisco (Dallas), Texas (currently under construction), Altamonte Mall in Altamonte Springs (Orlando), Florida, Natick Mall in Natick (Boston), Massachusetts and Northbrook Court in Northbrook (Chicago), Illinois; and its joint venture partner's contribution of its 100% interests in Alderwood Mall in Lynnwood (Seattle), Washington; Carolina Place in Charlotte, North Carolina; and Montclair Plaza in Los Angeles, California. Certain of the malls were contributed subject to existing financing in order to balance the net equity values of the malls contributed by each of the venture partners. According to the membership agreement between the venture partners, the Company and its joint venture partner share in the profits and losses, cash flows and other matters relating to GGP/Homart II in accordance with their respective ownership percentages. As major operating and capital decisions require the approval of both venture partners, the Company will account for GGP/Homart II using the equity method.


GGP IVANHOE III

On July 23, 1998, effective as of June 30, 1998, GGP Ivanhoe III acquired the U.S. Prime Property, Inc. ("USPPI") portfolio through a merger of a wholly-owned subsidiary of GGP Ivanhoe III into USPPI. The common stock of GGP Ivanhoe III, which has elected to be taxed as a REIT, is owned 51% by the Company and 49% by an affiliate of Ivanhoe Inc. of Montreal, Quebec, Canada ("Ivanhoe"). The aggregate consideration paid pursuant to the merger agreement was approximately $625,000 (less certain adjustments, including a credit of approximately $64,000 for outstanding mortgage indebtedness and accrued interest thereon and other miscellaneous items). The acquisition was financed with a $392,000 acquisition loan bearing interest at LIBOR plus 90 basis points which became due July 1, 1999, (subsequently extended and repaid in September 1999 as described below) and capital contributions from the Company and the joint venture partner in proportion to their respective stock ownership. Pursuant to the GGP Ivanhoe III stockholders' agreement, the Company initially contributed approximately $91,290 to GGP Ivanhoe III (less certain interest and other credits). The Company's capital contributions were funded primarily from proceeds from the Company's



                                    13 of 34

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)

Credit Facility. The properties acquired include: Landmark Mall in Alexandria, Virginia; Mayfair Mall and adjacent office buildings in Wauwatosa (Milwaukee), Wisconsin; Meadows Mall in Las Vegas, Nevada; Northgate Mall in Chattanooga, Tennessee; Oglethorpe Mall in Savannah, Georgia; and Park City Center in Lancaster, Pennsylvania.

Effective as of September 28, 1999, GGP Ivanhoe III acquired, through its wholly-owned subsidiary, Oak View Mall in Omaha, Nebraska from an unrelated third party. A substantial portion of the purchase price was financed with a $83,000 ten-year mortgage loan, collateralized by the Oak View property which bears interest at 7.71% per annum (and requires monthly payments of principal and interest based upon a 30-year amortization schedule). The remainder of the purchase price was funded by capital contributions from the Company and Ivanhoe in proportion to their respective stock ownership in GGP Ivanhoe III. The Company's capital contributions were funded primarily from proceeds from the Company's Credit Facility.

On September 30, 1999, GGP Ivanhoe III repaid the $392,000 acquisition loan with its allocated portion of the proceeds of the issuance of commercial mortgage-backed securities as described in Note 4 and capital contributions of approximately $26,000 and $25,000 from each of the Company and Ivanhoe, respectively. In conjunction with the repayment, GGP Ivanhoe III wrote-off previously deferred financing costs, the Company's share of which (approximately $1,815) has been reflected as an extraordinary item in the three and nine months ended September 30, 1999.

The joint venture partner in GGP Ivanhoe III is also the Company's joint venture partner in GGP/Ivanhoe (described below). The Company and Ivanhoe share in the profits and losses, cash flows and other matters relating to GGP Ivanhoe III in accordance with their respective ownership percentages except that certain major operating and capital decisions (as defined in the stockholders' agreement) require the approval of both stockholders. Accordingly, the Company is accounting for GGP Ivanhoe III using the equity method.


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




                                    14 of 34

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)


GGMI

The Operating Partnership currently holds all of the non-voting preferred stock ownership interest in GGMI representing 95% of the equity interest. Certain key employees of the Company hold the remaining 5% equity interest through ownership of 100% of the common stock of GGMI, which is entitled to all voting rights in GGMI. Accordingly, the Company utilizes the equity method to account for its ownership interest in GGMI. GGMI cannot distribute funds to its common stockholders until its available cash flow exceeds all accumulated preferred dividends owed to the preferred stockholder. As of September 30, 1999, no such distributions by GGMI have been made. Due to these currently unpaid and accrued preferences on the preferred stock, the Company has been allocated 100% of the earnings (loss) and cash flows generated by GGMI since 1996. Any dividends in excess of the preferred cumulative dividend are allocated 95% to the preferred stockholder and 5% to the common stockholders. The Operating Partnership also has interest-only loans to GGMI which bear interest at rates ranging from 8% to 14% per annum and which mature by 2016. GGMI may make principal payments on the loans if it has sufficient cash flow. GGMI manages, leases, and performs various other services for the Portfolio Centers and other properties owned by unaffiliated parties.



NOTE 4        MORTGAGE NOTES AND OTHER DEBTS PAYABLE

Mortgage notes and other debts payable at September 30, 1999 and December 31, 1998 consisted of the following:

                                                     SEPTEMBER 30, 1999  DECEMBER 31, 1998
                                                     ------------------  -----------------
Fixed-Rate debt
     Mortgage notes payable                              $1,939,112         $2,036,210
                                                         ----------         ----------
Variable-Rate debt
     Mortgage notes payable                                 379,948            412,566
     Commercial mortgage-backed securities                  859,210                 --
     Credit facility                                        200,000            200,000
                                                         ----------         ----------

     Total Variable-Rate debt                             1,439,158            612,566
                                                         ----------         ----------

     Total mortgage notes and other debts payable        $3,378,270         $2,648,776
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




                                    15 of 34

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)


VARIABLE RATE DEBT
MORTGAGE NOTES PAYABLE

Variable mortgage notes payable at September 30, 1999 consist primarily of a $100,000 loan collateralized by Northbrook Court (maturing November 30, 1999), the approximate $71,300 outstanding on the construction loan collateralized by Rivertown Crossings as described below and the outstanding financings described below in the section captioned "Interim Financing". The loans are generally short term in nature and bear interest at a rate per annum equal to LIBOR plus 90 to 250 basis points. The Company currently expects to retire or refinance such obligations when due.


MEPC ACQUISITION FINANCING

In June, 1998 the Company obtained a loan of approximately $830,000 to acquire the MEPC portfolio as described in Note 2. The Company repaid approximately $217,000 of this loan on June 10, 1998 from the net proceeds of the public offering of the Depositary Shares as described in Note 1. The loan was collateralized by the MEPC Portfolio and the remaining balance was repaid in 1999 as described below. During most of 1998, the Company fixed the annual interest rate with respect to a portion of such loan at 6.7% per annum and the remainder bore interest at a rate per annum equal to LIBOR plus 90 basis points. During 1999 the entire loan balance bore interest at a rate per annum equal to LIBOR plus 115 basis points, which rate was adjusted monthly. During the first quarter of 1999, the Company reached agreements in principle with other lenders for full replacement financing and notified the current lender that the loan would be fully repaid at the then scheduled maturity date of July 1, 1999. Such notification obligated the Company to pay $8,655 to the lender as a loan prepayment fee (included in extraordinary items) which the Company funded from the proceeds of the interim loan described below. On July 1, 1999, the Company obtained approximately $57,000 of permanent long term mortgage financing to partially repay the amount scheduled to mature on that date and the maturity date of the remaining indebtedness was extended to October 1, 1999 as described below. The new $57,000 mortgage loan, collateralized by the Apache Mall, bears interest at 7.0% per annum and matures August 1, 2009. In addition, during July 1999, approximately $15,000 of the amount remaining due was repaid from a portion of the proceeds of the 1999 Offering and approximately $100,000 was repaid from a new mortgage loan collateralized by the Cumberland Mall. The Cumberland Mall ten-year loan bears interest at a rate of 7.85% per annum and provides for monthly payments of principal and interest until its maturity on July 31, 2009. The remaining MEPC Acquisition Financing, approximately $441,000, was repaid in September 1999 with the proceeds of the GGP-Ivanhoe CMBS financing and other interim financing described below. In conjunction with the repayment, the Company wrote-off previously deferred financing costs of approximately $3,280, which have been included in extraordinary items.

COMMERCIAL MORTGAGE-BACKED SECURITIES

In August 1999, the Company issued $500,000 of commercial mortgage-backed securities, collateralized by the Ala Moana Center (see Note 2), with a maturity date of September 10, 2004 assuming the exercise of extension options aggregating two years. The securities (the "Ala Moana CMBS") are comprised of notes which bear interest at rates per annum ranging



                                    16 of 34

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)


from LIBOR plus 50 basis points to LIBOR plus 275 basis points (weighted average equal to LIBOR plus 95 basis points), calculated and payable monthly. In conjunction with the issuance of such securities, the Company arranged for an interest rate cap agreement with respect to the securities, the effect of which will limit the maximum interest rate the Company will bear on the securities to 9% per annum. Approximately $438,000 of the proceeds from the sale of the Ala Moana CMBS was used by the Company to repay the short-term mortgage loan obtained in July, 1999 for the purposes of acquiring the Ala Moana Center. The remainder was utilized by the Company for general working capital purposes including paydowns on the Company's Credit Facility.

In September 1999, the Company issued $700,229 of commercial mortgage backed securities with a maturity date of October 10, 2004, assuming the exercise of extension options aggregating two years, collateralized by a portfolio of nine regional malls and an office complex adjacent to one of the regional malls. The properties in the portfolio are Northridge Fashion Center in Northridge (Los Angeles), California; Mayfair Mall and adjacent office buildings in Wauwatosa (Milwaukee), Wisconsin; Park City Center in Lancaster, Pennsylvania; The Boulevard Mall in Las Vegas, Nevada; Regency Square Mall in Jacksonville, Florida; Valley Plaza Shopping Center in Bakersfield, California; Oglethorpe Mall in Savannah, Georgia; Landmark Mall in Alexandria, Virginia; and Northgate Mall in Chattanooga, Tennessee. The securities (the "GGP-Ivanhoe CMBS") are comprised of notes which bear interest at rates per annum ranging from LIBOR plus 52 basis points to LIBOR plus 325 basis points (weighted average equal to LIBOR plus approximately 109 basis points), calculated and payable monthly. In conjunction with the issuance of such securities, the Company arranged for an interest rate cap agreement with respect to the GGP-Ivanhoe CMBS, the effect of which will limit the maximum interest rate the Company will bear on the securities to 9.03% per annum. The $392,000 interim loan collateralized by the USPPI portfolio described above was repaid from $341,019 of the proceeds from the sale of the GGP-Ivanhoe CMBS and capital contributions from the Company (from its Credit Facility) and from Ivanhoe in the ratio of their respective stock ownership percentages. The remaining proceeds from the sale of the GGP-Ivanhoe CMBS along with approximately $81,800 of the proceeds from the new $95,000 short term interim financing were used by the Company to repay the $441,000 remaining balance on the MEPC Acquisition Financing.

CREDIT FACILITY

The Company's $200,000 unsecured revolving credit facility bears interest at a rate per annum equal to LIBOR plus 80 to 120 basis points depending upon the Company's leverage ratio and matures on July 31, 2000. The Credit Facility is subject to financial performance covenants including debt-to-market capitalization, minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") ratios and minimum equity values. On September 30, 1999, the Credit Facility had an outstanding balance of $200,000.

INTERIM FINANCING

In January 1999, the Company obtained an additional $30,000 unsecured bank loan, which bore interest at a floating market rate (average rate equal to 6.46% per annum). The Company had obtained in November 1998 a thirteen-month loan in the principal amount of $55,000 collateralized by a negative pledge (i.e., the promise not to encumber) of Coastland



                                    17 of 34

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)

Center. These loans were repaid on May 21, 1999 with a ten-year 7.0% mortgage loan in the principal amount of $87,000 collateralized by Coastland Center.

In January 1999, the Company obtained an additional $83,655 floating rate (7.27% at September 30, 1999) interim loan (originally scheduled to mature June 1,
1999) which was expected to be replaced or refinanced by the maturity date with new mortgage financing. During May, 1999, the Company obtained a new $45,000 mortgage loan collateralized by The Crossroads Mall. The loan, which bears interest at 7.40% and matures June 1, 2009, partially repaid the interim loan and the maturity of the remaining balance, approximately $38,655 at June 30, 1999, was extended and repaid in October with a portion of the new six property two-year non-recourse mortgage pool financing described below.

In April 1999, the Company obtained a $25,000 bank loan, collateralized by Park Mall in Tuscon, Arizona. In October 1999, the loan was increased to $50,000 and the term was extended to March 30, 2000. The loan bears interest at a rate per annum of LIBOR plus 175 basis points and is expected to be replaced by maturity with a $90,000 construction loan facility that will finance an extensive renovation and expansion of Park Mall. The renovation and expansion has already commenced with the entire project expected to be completed in 2001.

On July 30, 1999, the Company obtained a three month loan in the principal amount of $25,000, collateralized by a negative pledge (i.e., the promise not to encumber) of Eagle Ridge Mall in Lake Wales, Florida. The proceeds of the loan were distributed to the Operating Partnership to fund ongoing acquisition and development activity. The short-term loan bore interest at a rate per annum of LIBOR plus 175 basis points. This loan was refinanced in October by the new six-property two-year non-recourse mortgage pool financing as described below.

In September 1999, the Company obtained an additional $95,000 unsecured floating rate (LIBOR plus 250 basis points) interim loan (scheduled to mature July 31, 2000, but which the Company can extend at its option to October 1, 2000) which is expected to be replaced or refinanced with new mortgage financing. The loan provides for periodic principal payments ($10,000 paid November 1, 1999) to reduce the principal balance to approximately $46,000 which shall be due on the extended maturity date. The majority of the proceeds of this loan were used to repay the remaining balance on the MEPC Acquisition Financing.

In October 1999, the Company obtained a $130,000 two-year loan collateralized by six properties, five regional malls (Knollwood Mall, Eagle Ridge Mall, West Valley Mall, South Shore Mall and Century Mall) and the Company's headquarters, the 110 N. Wacker Drive office building in Chicago, Illinois. This loan bears interest at LIBOR plus 185 basis points and matures on October 28, 2001. The Company intends to replace this loan on or before maturity with non-recourse long-term mortgage financing.

CONSTRUCTION LOAN

During April 1999 the Company obtained a $110,000 construction loan facility collateralized by the RiverTown Crossings Mall development in Grandville (Grand Rapids), Michigan. Concurrently with the closing, the Company made an initial loan draw of $30,000. As of September 30, 1999, additional loan draws of approximately $41,300 have been received. The construction





                                    18 of 34

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)

loan provides for periodic funding as construction and leasing continues and bears interest at a rate per annum of LIBOR plus 175 basis points. Interest is due monthly but may be added to the periodic loan draws. The loan matures on June 29, 2001 and the Company currently intends to refinance such loan at or prior to maturity with a non-recourse long-term mortgage loan.


LETTERS OF CREDIT

As of September 30, 1999 and December 31, 1998, the Operating Partnership had outstanding letters of credit of $8,934 and $9,956, respectively, primarily in connection with special real estate assessments and insurance requirements. In addition, the Company obtained a letter of credit of approximately $54,000 related to the funding of the Ala Moana CMBS and pending construction projects at the Ala Moana Center.



NOTE 5  DISTRIBUTIONS PAYABLE

The following is a chart of the previous common and preferred distributions for the Company paid in 1998 and 1999. As described in Note 1, General Growth's preferred stock dividends to its preferred stockholders were in the same amount as the Operating Partnership distributions to General Growth on the same dates with respect to the Preferred Units held by General Growth.


                              COMMON DISTRIBUTIONS
------------------------------------------------------------------------------------------
                                                              GENERAL         OPERATING
                                                              GROWTH         PARTNERSHIP
      DECLARATION     AMOUNT PER   RECORD       PAYMENT    STOCKHOLDERS   LIMITED PARTNERS
         DATE           SHARE       DATE          DATE        AMOUNT           AMOUNT
         ----           -----       ----          ----        ------           ------
       09/22/99         $0.49     10/05/99      10/29/99      $25,322          $ 9,701
       06/18/99          0.49     07/02/99      07/30/99       19,651            9,712
       03/18/99          0.49     04/05/99      04/30/99       19,136            9,712
       12/17/98          0.47     01/06/99      01/29/99       18,330            9,309
       09/23/98          0.47     10/05/98      10/30/98       16,874           10,725
       06/23/98          0.47     07/15/98      07/31/98       16,871            8,989
       02/20/98          0.47     04/16/98      04/30/98       16,864            8,756
       12/16/97          0.45     12/30/97      01/30/98       16,029            8,392


                             PREFERRED DISTRIBUTIONS
                      -------------------------------------
                         RECORD     PAYMENT     AMOUNT PER
                          DATE       DATE         SHARE
                          ----       ----         -----
                       10/05/99    10/15/99      $0.4531
                       07/02/99    07/15/99       0.4531
                       04/05/99    04/15/99       0.4531
                       01/06/99    01/15/99       0.4531
                       10/05/98    10/15/98       0.5588




                                    19 of 34

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)


NOTE 6  MORTGAGE NOTES RECEIVABLE

During September 1999, the Company agreed to advance approximately $31,000 to an unaffiliated developer in the form of a second mortgage loan (bearing interest at 15% per annum) collateralized by such developer's ownership interest in Crossroads Center in St. Cloud (Minneapolis), Minnesota. In connection with the agreement, the Company was granted an option to acquire the property between June 1, 2002 and August 31, 2002. The loan has a scheduled maturity of June 1, 2004.

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



NOTE 8  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May, 1998, the Emerging Issues Task Force of the FASB ("EITF") issued a consensus opinion entitled "Accounting for Contingent Rent in Interim Financial Periods" ("EITF 98-9"). EITF 98-9 was effective as of May 21, 1998 and provided that rental income should be deferred in interim periods by the lessor if the triggering events that create contingent rent have not yet occurred. The Company has contingent rents as a majority of the tenant leases provide for additional rent computed as a percentage of tenant sales revenues above certain annual thresholds (predominately computed on a calendar year basis). The Company had previously accrued, on an interim basis, such percentage rents based on the prorated annual percentage rent estimated to be due from tenants. The Company, as provided by EITF 98-9, prospectively adopted this consensus and did not record additional percentage rent in the third and fourth quarters of 1998 above amounts recognized in the six months ended June 30, 1998 ($5,013) until such triggering events occurred. Accordingly, the Company recognized approximately $1,300 of percentage rent in the fourth quarter of 1998, which would otherwise have been recognized in previous periods. During the fourth quarter of 1998, EITF 98-9 was withdrawn and, pursuant to the guidance issued by the EITF, the Company has, effective




                                    20 of 34

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)


January 1, 1999, reverted back to the original policy of accruing percentage rents on an estimated basis. As of the date of this report, no further accounting guidance has been issued on this subject. The Company estimates that consolidated revenues for the three and nine months ended September 30, 1999 would be reduced by approximately $4,899 and $9,422 respectively, if EITF 98-9 had not been withdrawn. It is possible that the Securities and Exchange Commission or the EITF will, in the future, restrict the accrual of such estimated percentage rent for interim periods. This would cause a shift in the Company's recognition, including amounts from the operations of GGP/Homart and the Property Joint Ventures, of portions of percentage rent from interim quarters to the fourth quarter of 1999 and subsequent years.

On June 1, 1998 the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities". The new standard is effective for fiscal years beginning after June 15, 2000 as provided by FASB Statement No. 137 issued in July, 1999. The Company does not currently have any investments in derivatives, and the Company's only hedging activity is the potential hedge represented by its approximately 9% LIBOR cap agreements relating to its commercial mortgage backed securities (Note 4). The Company has not completed its assessment of the potential effect of adoption of the standard when effective on the Company's financial statements.



NOTE 9  PRO FORMA FINANCIAL INFORMATION

Due to the impact of the public offering of the Depositary Shares in 1998 and the 1999 Offering as described in Note 1 and the acquisitions during 1998 and 1999 described in Notes 2 and 3, historical results of operations may not be indicative of future results of operations. The pro forma condensed consolidated statements of operations for the nine months ended September 30, 1999 include adjustments for the 1999 Offering, the acquisition of The Crossroads Mall, the Ala Moana Center, Oak View Mall, and Baybrook Mall, the formation of GGP/Homart II and the exchange of certain interests in GGP/Homart for shares of Common Stock as if such transactions had occurred on January 1, 1999. The pro forma condensed consolidated statements of operations for the nine months ended September 30, 1998 include adjustments for the 1999 Offering, the public offering of the Depositary Shares in 1998 and the acquisition of Southwest Plaza, Northbrook Court, Altamonte Mall, Pierre Bossier Mall, Spring Hill Mall, Coastland Mall, Mall St. Vincent, the Ala Moana Center, The Crossroads Mall, Oak View Mall and Baybrook Mall, the formation of GGP/Homart II, the eight operating properties in the MEPC Portfolio, a 51% interest in the six operating properties acquired in 1998 by GGP Ivanhoe III and the exchange of the interests in GGP/Homart as if such transactions occurred on January 1, 1998. The pro forma information is based upon the historical consolidated statements of operations excluding extraordinary items and gain on sale and does not purport to present what actual results would have been had the offerings, acquisitions, and related transactions, in fact, occurred at the previously mentioned dates, or to project results for any future period.




                                    21 of 34

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                  (UNAUDITED)
              (Dollars in thousands, except for per share amounts)


                         PRO FORMA FINANCIAL INFORMATION

                                                                                           NINE MONTHS ENDED
                                                                                   SEPTEMBER 30,    SEPTEMBER 30,
                                                                                       1999              1998
                                                                                    ---------         ---------
                    Total Revenues:                                                 $ 441,807         $ 406,608
                                                                                    =========         =========

                    Expenses:
                         Property operating                                           143,875           139,109
                         Management fees                                                6,125             6,461
                         Depreciation and amortization                                 83,208            77,548
                                                                                    ---------         ---------
                    Total expenses                                                    233,208           223,118
                                                                                    ---------         ---------

                    Operating income                                                  208,599           183,490
                    Interest expense, net                                            (130,712)         (139,751)
                    Equity in net income/(loss) of unconsolidated affiliates
                         GGP/Homart                                                    12,930            15,293
                         GGP/Homart II                                                 17,883            11,555
                         Property Joint Ventures                                        6,580             4,461
                         General Growth Management, Inc.                               (5,348)           (5,328)

                    Minority interest in operating partnership                        (30,481)          (16,516)
                                                                                    ---------         ---------

                    Pro forma net income (a)                                           79,451            53,204
                    Pro forma preferred stock dividends                               (18,351)          (18,351)
                                                                                    ---------         ---------
                    Pro forma net income available to common stockholders           $  61,100         $  34,853
                                                                                    =========         =========
                    Pro forma earnings per share - basic (b)                        $    1.18         $    0.72
                                                                                    =========         =========
                    Pro forma earnings per share - diluted (b)                      $    1.18         $    0.72
                                                                                    =========         =========



(a) The pro forma adjustments include management fee and depreciation modifications and adjustments to give effect to the public offering and acquisitions activity described above and does not include the 1999 extraordinary items or gain on sale.
(b) Pro forma basic earnings per share are based upon weighted average common shares of 51,651,583 for 1999 and 48,425,318 for 1998. Pro forma diluted per share amounts are based on the weighted average common shares and the effect of dilutive securities (stock options) outstanding of 51,774,696 for 1999 and 48,625,452 for 1998.




                                    22 of 34

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

On September 30, 1999, the Company together with the Operating Partnership owned 100% of the fifty-three Wholly-Owned Centers, 51% of the stock of GGP/Ivanhoe, 50% of Quail Springs Mall and Town East Mall, 51% of the stock of GGP Ivanhoe III, 50% of the stock of GGP/Homart, and a non-voting preferred stock ownership interest (representing 95% of the equity interest) in GGMI. GGP/Homart owns interests in twenty-three shopping centers, GGP/Ivanhoe owns interests in two shopping centers, and GGP Ivanhoe III owns interests in seven shopping centers.

The mall store and free standing store portions of the centers in the Company Portfolio which were not undergoing redevelopment on September 30, 1998 had an occupancy of approximately 87.6% as of such date. On September 30, 1999, the mall store and freestanding store portions of the centers in the Company Portfolio which were not undergoing redevelopment were approximately 88.2% occupied as of such date, representing an occupancy increase of 0.6% over 1998.

Total annualized sales averaged $334 per square foot for the Company Portfolio in the nine months ended September 30, 1999. In the nine months ended September 30, 1999, total mall store sales for the Company Portfolio increased by 10.4% over the same period in 1998. Comparable mall store sales are current sales of those certain tenants that were open during the previous measuring period compared to the sales of those same tenants for the previous measuring period. Therefore, comparable mall store sales in the nine months ended September 30, 1999 are of those tenants that were operating in the nine months ended September 30, 1998. Comparable mall store sales in the nine months ended September 30, 1999 increased by 5.3% over the same period in 1998.

The average mall store rent per square foot from leases that expired in the nine months ended September 30, 1999 was $26.04. The Company Portfolio benefited from increasing rents inasmuch as the average mall store rent per square foot on new and renewal leases executed during this same period was $31.99, or $5.95 per square foot above the average for expiring leases.


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




                                    23 of 34

                        GENERAL GROWTH PROPERTIES, INC.


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


RESULTS OF OPERATIONS OF THE COMPANY
THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Total revenues for the three months ended September 30, 1999 were $156.0 million, which represents an increase of $42.9 million or approximately 37.9% from $113.1 million in the three months ended September 30, 1998. The majority of the increase is from acquisitions completed during 1999 and 1998. Minimum rent for the three months ended September 30, 1999 increased by $27.3 million or 38.0% from $71.9 million in the comparable period in 1998 to $99.2 million. The acquisition of properties in 1998 and 1999 generated the majority of such increase in minimum rents. Expansion space, specialty leasing and occupancy increases at the comparable centers (properties owned for the entire time during the three months ended September 30, 1998 and 1999) accounted for the remaining increase in minimum rents. Tenant recoveries increased by $7.0 million or 18.9% from $37.1 million to $44.1 million for the three months ended September 30, 1999. Substantially all of the increase was generated by properties which were acquired in 1998 and 1999. For the three months ended September 30, 1999, percentage rents increased to $7.4 million from $1.2 million in 1998. Acquisitions contributed an increase of approximately $3.8 million in percentage rent. As more fully described in Note 8, the accounting as originally contemplated by EITF Consensus 98-9 would have reduced overage rents by approximately $4.9 million from the amount recognized under the Company's current accounting policy for the three months ended September 30, 1999.

Total expenses, including depreciation and amortization, increased by approximately $15.3 million, from $64.2 million in the three months ended September 30, 1998 to $79.5 million in the three months ended September 30, 1999. For the three months ended September 30, 1999, property operating expenses increased by $8.1 million or 28.7% from $28.2 million in 1998 to $36.3 million in the third quarter of 1999, the majority of which is attributable to new acquisitions. Depreciation and amortization increased by $5.8 million or 24.7% over the same period in 1998, substantially all of





                                    24 of 34

                        GENERAL GROWTH PROPERTIES, INC.


which increase is due to new acquisitions. Management fees to affiliates and general and administrative expenses together were approximately $.7 million or 33.2% higher than in the three months ended September 30, 1998.

Net interest expense for the three months ended September 30, 1999 was $43.8 million, an increase of $14.3 million or 48.5% from $29.5 million in the three months ended September 30, 1998. Debt incurred in connection with the acquisition of new properties in 1998 and 1999 was responsible for the majority of the increase.

Equity in net income of unconsolidated affiliates in the three months ended September 30, 1999 decreased by approximately $3.0 million to earnings of $3.0 million in 1999, from $6.0 million in the three months ended September 30, 1998. The Company's equity in the earnings of GGP/Homart increased approximately $1.7 million, due to an increase in average property occupancy, an increase in the ownership interest of GGP/Homart in The Parks at Arlington and an increase in the Company's ownership interest in GGP/Homart in 1999 versus 1998.

The extraordinary items in the three months ended September 30, 1999 are related to the repayment of the MEPC Acquisition Financing and the debt of GGP Ivanhoe III as more fully described in Notes 3 and 4.


RESULTS OF OPERATIONS OF THE COMPANY
NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Total revenues for the nine months ended September 30, 1999 were $426.2 million, which represents an increase of $144.1 million or approximately 51.1% from $282.1 million in the nine months ended September 30, 1998. The majority of the increase is from acquisitions completed during 1999 and 1998. Minimum rent for the nine months ended September 30, 1999 increased by $91.3 million or 51.2% from $178.4 million in the comparable period in 1998 to $269.7 million. The acquisition of properties in 1998 and 1999 generated the majority of such increase in minimum rents. Expansion space, specialty leasing and occupancy increases at the comparable centers (properties owned for the entire time during the nine months ended September 30, 1998 and 1999) accounted for the remaining increase in minimum rents. Tenant recoveries increased by $37.0 million or 41.1% from $90.0 million to $127.0 million for the nine months ended September 30, 1999. Substantially all of the increase was generated by properties which were acquired in 1998 and 1999. For the nine months ended September 30, 1999, percentage rents increased to $16.6 million from $6.2 million in 1998. Acquisitions contributed an increase of approximately $8.1 million in percentage rent. As more fully described in Note 8, the accounting as originally contemplated by EITF Consensus 98-9 would have reduced overage rents by approximately $9.4 million from the amount recognized under the Company's current accounting policy for the nine months ended September 30, 1999.

Total expenses, including depreciation and amortization, increased by approximately $71.4 million, from $152.9 million in the nine months ended September 30, 1998 to $224.3 million in the nine months ended September 30, 1999. For the nine months ended September 30, 1999, property operating expenses increased by $28.8 million or 41.0% from $70.3 million in 1998 to $99.1 million for 1999, substantially all of which is attributable to new acquisitions. Depreciation and amortization increased by $27.5 million or 52.3% over the same period in 1998. Approximately $2.4 million of the increase in depreciation and amortization was generated at comparable centers. The




                                    25 of 34

                        GENERAL GROWTH PROPERTIES, INC.


remaining $25.1 million was from newly acquired properties. Management fees to affiliates and general and administrative expenses together were approximately $2.4 million or 39.1% higher than in the nine months ended September 30, 1998.

Net interest expense for the nine months ended September 30, 1999 was $120.1 million, an increase of $49.6 million or 70.4% from $70.5 million in the nine months ended September 30, 1998. Debt incurred in connection with the acquisition of new properties in 1998 and 1999 was responsible for substantially all of such increase.

Equity in net income of unconsolidated affiliates in the nine months ended September 30, 1999 increased by approximately $5.1 million to earnings of $11.8 million in 1999, from $6.7 million in the nine months ended September 30, 1998. The Company's equity in the earnings of GGP/Homart increased approximately $1.1 million, primarily due to the increase in average property occupancy, an increase in the ownership interest of GGP/Homart in The Parks at Arlington and an increase in the Company's ownership interest in GGP/Homart in 1999 versus 1998. The Company's equity in the earnings of GGMI resulted in an increase of approximately $1.8 million, primarily due to the write-off of terminated third-party management contracts in 1998. Property Joint Ventures (see Note 1) accounted for an increase of approximately $2.2 million due primarily to the acquisition of USPPI in June 1998 as described more fully in Note 3.

Gain on sale in the nine months ended September 30, 1999, represents the gain on the sale of out-parcel land to a major tenant at Park Mall.

The extraordinary items in the nine months ended September 30, 1999 are related to the repayment of the MEPC Acquisition Financing and the debt of GGP Ivanhoe III as more fully described in Notes 3 and 4.


LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

As of September 30, 1999, the Company held approximately $6.0 million of unrestricted cash and cash equivalents. The Company uses operating cash flow as the principal short-term source of internal funding for recurring capital expenditures such as tenant construction allowances and minor improvements made to individual properties that are not recoverable through common area maintenance charges to tenants. External funding alternatives that represent long-term sources of liquidity for acquisitions, new development, expansions and major renovation programs at individual centers include construction loans, mini-permanent loans, long-term project financing, joint venture financing with institutional partners, additional Operating Partnership level or Company level equity investments, unsecured Company level debt or secured loans collateralized by individual shopping centers. In addition, as of September 30, 1999 the Company has access to the public equity and debt markets through a currently effective shelf registration statement under which up to $330.3 million in equity or debt securities may be issued from time to time. The Company utilized this currently effective shelf registration for the 1999 Offering (as more fully described in Note 1) which raised approximately $332 million in July 1999. The Company also has the $200 million Credit Facility which matures on July 31, 2000. On September 30, 1999, the Credit Facility had an outstanding balance of approximately $200 million.

As of September 30, 1999, the Company had consolidated debt of $3,378 million, of which approximately $1,939 million is comprised of debt bearing interest at a fixed rate, with the




                                    26 of 34

                        GENERAL GROWTH PROPERTIES, INC.


remaining approximately $1,439 million bearing interest at floating rates. Reference is made to Note 4 and Item 3 below for additional information regarding the Company's debt and the potential impact on the Company of interest rate fluctuations. The Company has already identified replacement financing for all loans scheduled to mature in the next 120 days and binding commitments are currently being negotiated.

The following summarizes certain significant investment and financing transactions currently planned or completed since December 31,1998:

In January 1999, the Company obtained an additional $30 million short-term unsecured bank loan which bore interest at a floating market rate. The bank loan was repaid on May 21,1999 in conjunction with the replacement of the $55 million negative pledge (i.e., the promise not to encumber) of Coastland Mall with a ten-year 7.0% mortgage loan in the principal amount of $87 million collateralized by the Coastland Mall.

In January 1999, the Company obtained an additional $83.7 million floating rate interim loan (scheduled to mature June 1, 1999 but partially repaid in May, 1999 with the remainder subsequently extended to November 1999, and repaid as discussed below).

On January 11, 1999, the Company acquired The Crossroads Mall in Kalamazoo, Michigan. The aggregate purchase price was approximately $68 million, which was funded from the Company's new short-term floating rate interim loan described above. In May, 1999 the Company obtained a new $45 million mortgage loan collateralized by The Crossroads Mall to replace a portion of the $83.7 million of interim financing. The new mortgage loan bears interest at 7.40% and matures in June, 2009.

The Company is currently negotiating a $90 million construction loan facility to finance the renovation currently underway at Park Mall in Tucson, Arizona (the final phase of which is expected to be completed in 2001). In conjunction with such negotiations, the Company obtained in April 1999, a $25 million short-term bank loan, which was increased to $50 million in October 1999. The loan is scheduled to mature in March 2000. The Company is seeking a floating rate construction loan, which is expected to be replaced at project completion with permanent long-term mortgage non-recourse financing (see Note 4).

On April 29, 1999, the Company finalized the terms of a new $110 million construction loan facility that will be used to fund the remaining construction costs for RiverTown Crossings Mall (a current development project in Grandville (Grand Rapids), Michigan as more fully described in Note 2). Loan amounts drawn on the facility (approximately $71) bear interest at a rate per annum equal to LIBOR plus 175 basis points and the Company expects to refinance this loan facility by the scheduled maturity of June 29, 2001 with permanent long-term financing collateralized by the then completed mall (see Note 4).




                                    27 of 34

                        GENERAL GROWTH PROPERTIES, INC.



On July 1, 1999, the Company obtained approximately $57 million of permanent long term mortgage financing. The new mortgage loan, collateralized by the Apache Mall, bears interest at 7.0% and is scheduled to mature August 1, 2009.

On July 1, 1999, the Company obtained an extension of the maturity date of approximately $833 million of indebtedness (comprised of acquisition financing of $441 million and $392 million for MEPC and USPPI, respectively) from its scheduled maturity date on July 1, 1999 to October 1, 1999. In September 1999 the Company issued approximately $700 million of commercial mortgage backed securities maturing October 2004 assuming the exercise of extension options aggregating two years (the GGP-Ivanhoe CMBS as more fully described in Note 4). The Company used the proceeds from the issuance of the GGP/Ivanhoe CMBS to repay most of the $441 million of the MEPC Acquisition Financing and, with capital contributions from Ivanhoe, the $392 million interim loan collateralized by the USPPI portfolio. Also in September 1999, the Company obtained a $95 million unsecured interim loan to provide among other things, the remaining amount to retire the MEPC Acquisition Financing. The unsecured interim loan, as more fully described in Note 4, requires periodic principal paydowns until its October 1, 2000 maturity (assuming the exercise of a two month extension option).

During July 1999, General Growth completed the 1999 Offering as more fully described in Note 1. General Growth received net proceeds of approximately $332 million from the sale of the 10,000,000 shares of Common Stock which were ultimately used to pay a portion of the purchase price for the Ala Moana Center.

On July 26, 1999, the Company obtained a ten-year loan in the principal amount of $100 million collateralized by a mortgage encumbering Cumberland Mall in Atlanta, Georgia. The loan proceeds were used to repay a portion of the MEPC acquisition financing which had been collateralized by a mortgage on the MEPC Portfolio (which includes Cumberland Mall).

On July 30, 1999, the Company obtained a three month loan (with an additional three-month extension option) in the principal amount of $25 million collateralized by a negative pledge (i.e., the promise not to encumber) of Eagle Ridge Mall in Lake Wales, Florida. This loan was repaid in October by a portion of the proceeds of the $130 million two-year mortgage pool financing described below and in Note 4. The proceeds of the loan were distributed to the Operating Partnership to fund ongoing acquisition and development activity.

During July 1999, the $100 million loan collateralized by Northbrook Court was extended from its scheduled maturity of August 1, 1999 to November 30, 1999. GGP/Homart II, due to the formation of Homart II as described below and in Note 3, is expected to repay this $100 million loan on November 30, 1999, with the proceeds from new commercial mortgage-backed securities, collateralized by a portion of its portfolio of properties (including Northbrook Court).

On July 30, 1999, the Company acquired 100% of the Ala Moana Center in Honolulu, Hawaii, as more fully described in Note 2. The transaction was funded by a new $438 million short-term first mortgage loan and approximately $294 million in cash including a portion of the net proceeds of the 1999 Offering as further described in Note 1. The Company repaid the short-term mortgage loan in August, 1999 through the issuance of $500 million of commercial mortgage-backed securities maturing September, 2004 (assuming the exercise of extension options aggregating two years) as more fully described in Note 4. The Company may discuss




                                    28 of 34

                        GENERAL GROWTH PROPERTIES, INC.

with institutional investors the formation of a new joint venture to own the property. The terms of any joint venture and the Company's interest in any joint venture, have not been determined and the Company may not ultimately elect to form any such joint venture.

On September 28, 1999 GGP Ivanhoe III acquired the Oak View Mall and has subsequently entered into an agreement to acquire the Eastridge Mall in San Jose, California. The aggregate purchase price for the two properties is expected to be approximately $160 million, financed by capital contributions from the partners, a new $83 million long-term mortgage loan and other short-term floating rate financing. The closing of the Eastridge acquisition is subject to certain closing conditions and there can be no assurance that this acquisition will be completed on these or any other terms.

Additionally, in September 1999, the Company agreed to advance approximately $31 million collateralized by a second mortgage on the Crossroads Center in St. Cloud (Minneapolis), Minnesota. In connection with the second mortgage, the Company was granted an option to acquire the property between June and August 2002 as more further described in Note 6.

In October 1999, the Company acquired the Baybrook Mall in Houston, Texas. The aggregate purchase price was approximately $133 million, which was paid with a new 10 year $95 million mortgage on the property and proceeds of other new secured financing.

In October 1999, the Company obtained a $130 million two-year term loan collateralized by six properties which is scheduled to mature in October 2001 as more fully described in Note 4. The loan bears interest at LIBOR plus 185 basis points.

In November 1999, the Company formed GGP/Homart II, a new joint venture with the New York State Common Retirement Fund, its venture partner in GGP/Homart. GGP/Homart II will include three of its venture partner's regional malls and three of the Company's wholly-owned operating malls and one mall currently under construction (Note 3).

The Company is actively seeking to refinance all outstanding indebtedness which matures on or before March 31, 2000. Although agreements to refinance all of such indebtedness have not yet been reached, the Company anticipates that all of its debt will be repaid on a timely basis. Other than as described above or in conjunction with possible future acquisitions, there are no current plans to incur additional debt or equity capital. If additional capital is required, the Company believes that it can obtain an interim bank loan, obtain additional mortgage financing on under-leveraged assets, enter into new joint venture partnership arrangements or raise additional debt or equity capital. The Company will continue to monitor its capital structure, investigate potential joint venture arrangements and purchase additional properties if they can be acquired and financed on terms that management of the Company reasonably believes will enhance long-term stockholder value.

Net cash provided by operating activities was $143.7 million in the first nine months of 1999, an increase of $17.2 million from $126.5 million in the same period in 1998. Net income increased $18.1 million, which was represented primarily by the earnings contributed by acquisitions completed in 1998 and 1999.

Net cash used by investing activities was $1,087.6 million in the first nine months of 1999 compared to $1,433.7 million of cash used in the first nine months of 1998. Cash flow from investing activities




                                    29 of 34

                        GENERAL GROWTH PROPERTIES, INC.

was impacted by The Crossroads and Ala Moana Center acquisitions (including liabilities assumed at acquisition), and development and improvements to real estate properties, which caused a decrease in cash of approximately $1,009.2 million in the first nine months of 1999. Significant uses of cash in the first nine months of 1998 were the higher level of acquisition activity in 1998 (including Southwest Plaza, Northbrook Court, the MEPC portfolio, the USPPI portfolio and the funding of the Pierre Bossier $50 million mortgage note receivable in 1998) versus the same period in 1999 as more fully described in Notes 2 and 6.

Financing activities contributed cash of $930.2 million in the first nine months of 1999, compared to a source of cash of $1,307.5 million in 1998. A major contributing factor of cash from financing activity is financing from mortgages and other debt, which had a positive impact of $1,294.3 million in the first nine months of 1999 versus approximately $1,670.6 million in the first nine months of 1998. The additional financing in 1998 was used to fund the acquisitions, developments and redevelopment of real estate discussed above and in Note 2.

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





                                    30 of 34

                        GENERAL GROWTH PROPERTIES, INC.

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


     RISKS RELATING TO THE YEAR 2000 ISSUE AND CONTINGENCY PLANS:

Although the Company is not currently aware of any specific significant Year 2000 issues involving third parties, the Company believes that its most significant potential risk relating to the Year 2000 issue is in regard to such third parties. For example, the Company believes there could be failure in the information systems of certain service providers that the Company relies upon for electrical, telephone and data transmission and banking services. The Company believes that any service disruption with respect to these providers due to a Year 2000 issue would be of a short-term nature. The Company has existing back-up systems and procedures, developed primarily for natural disasters, that could be utilized on a short-term basis to address any service interruptions. In addition, with respect to tenants, a failure of their information systems could delay the payment of rents or even impair their ability to operate. These tenant problems are likely to be isolated and would likely not impact the operations of any particular mall or the Company as a whole. While it is not possible at this time to determine the likely impact of any of these potential problems, the Company will continue to evaluate these areas and develop additional contingency plans, as appropriate. However, although the Company believes that its Year 2000 issues have been addressed and that suitable remediation and/or contingency procedures will be in place by December 31, 1999, there can be no assurance that Year 2000 issues will not have a material adverse effect on the Company's results of operations or financial condition or liquidity.




                                    31 of 34

                        GENERAL GROWTH PROPERTIES, INC.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments. The Company is subject to market risk associated with changes in interest rates. Interest rate exposure is principally limited to the $1,439 million of debt of the Company outstanding at September 30, 1999 that is priced at interest rates that float with the market. A 25 basis point movement in the interest rate on the floating rate debt would result in an approximate $3.6 million annualized increase or decrease in interest expense and cash flows. Additionally, approximately $859 million of such floating rate consolidated debt is comprised of commercial mortgage based securities which are subject to interest rate cap agreements, the effect of which are to limit the total interest rate the Company would bear on such debt to no more than approximately 9% per annum. The remaining debt is fixed rate debt. The Company has an ongoing program of refinancing its floating and fixed rate debt and believes that this program allows it to vary its ratio of fixed to floating rate debt to respond to changing market rate conditions. Reference is made to Item 2 above and Note 4 for additional debt information.





                                    32 of 34

                        GENERAL GROWTH PROPERTIES, INC.




PART II.      OTHER INFORMATION
ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

       (a)    Exhibits - See Exhibit Index
       (b)    Reports on Form 8-K

The following reports on Form 8-K have been filed by the Company during the quarter covered by this report:

       1.     Current report on Form 8-K dated July 12, 1999 describing under
              Item 5 the proposed acquisition of the Ala Moana Center and the extension of certain indebtedness of the Company to October 1, 1999. The report contained financial statements and pro forma information concerning the recent acquisitions and financing activities of the Company.

       2.     Current report on Form 8-K dated July 14, 1999 describing under
              Item 5 the sale by the Company of 10,000,000 shares of Common
              Stock.

       3.     Current report on Form 8-K dated August 12, 1999 describing under
              Item 2 the acquisition of Ala Moana Center. The report incorporated by reference the financial statements and pro forma information filed in the Company's Form 8-K dated July 12, 1999.





                                    33 of 34

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


                                 GENERAL GROWTH PROPERTIES, INC.
                                           (Registrant)


  Date: November 11, 1999   by: /s/Bernard Freibaum
                               --------------------------------------------
                                   Bernard Freibaum
                                   Executive Vice President and
                                     Chief Financial Officer
                                   (Principal Accounting Officer)




                                    34 of 34

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


--------------------------------------------------------------------------------

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