Form 10-K405
period 1999-12-31
GENERAL GROWTH PROPERTIES INC
filed 2000-03-15
CIK 895648

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999
                                       OR
[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM          TO
                                                           --------    --------
COMMISSION FILE NUMBER 1-11656

                                    GENERAL GROWTH PROPERTIES, INC.
                         (Exact name of registrant as specified in its charter)

                    Delaware                                                        42-1283895
                    --------                                                        ----------
        (State or other jurisdiction of                                          (I.R.S. Employer
        incorporation or organization)                                        Identification Number)

         110 N. Wacker Dr., Chicago, IL                                               60606
         ------------------------------                                               -----
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
       YES    X      NO
           ------       ------

[X]    Indicate by a check mark if disclosure of delinquent filers pursuant to
       Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

As of March 14, 2000, the aggregate market value of the 48,959,071 shares of Common Stock held by non-affiliates of the registrant was $1,395,333,523, based upon the closing price on the New York Stock Exchange composite tape on such date. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant and certain other stockholders; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant). As of March 14, 2000, there were 51,927,576 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual stockholders meeting to be held on May 9, 2000 are incorporated by reference into Part III.

                      PART I All references to numbered Notes are to specific
            ITEM 1. BUSINESS footnotes to the Consolidated Financial Statements of the Company (as defined below) included in this Annual Report on Form 10-K and the descriptions included in such Notes are incorporated into the applicable Item response by reference. The following discussion should be read in conjunction with such Consolidated Financial Statements and related Notes.

             FORWARD LOOKING Forward looking statements contained in this Annual
                 INFORMATION Report on Form 10-K may include certain forward-
                             looking information statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities
                             Exchange Act of 1934, as amended, including
                             (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates" and "should" and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward looking statements made by General Growth Properties, Inc. ("General Growth"), its Operating Partnership (as defined below) and subsidiaries (collectively, the "Company") and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

                             Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions, interest rate trends, cost of capital and capital requirements, availability of real estate properties, competition from other companies and venues for the sale/distribution of goods and services, changes in retail rent rates in the Company's markets, shifts in customer demands, tenant bankruptcies, changes in vacancy rates at the Company's properties, changes in operating expenses, including employee wages, benefits and training, governmental and public policy changes, changes in applicable laws, rules and regulations (including changes in tax laws), the ability to obtain suitable equity and/or debt financing, and the continued availability of financing in the amounts and on the terms necessary to support the Company's future business.

                     GENERAL General Growth Properties, Inc. was formed in 1986 by Martin Bucksbaum and Matthew Bucksbaum (the "Original Stockholders"). On April 15, 1993, an initial public offering of the common stock (the "Common Stock") of General Growth and certain related transactions were completed. Concurrently, General Growth (as general partner) and the Original Stockholders (as limited partners) formed GGP Limited Partnership (the "Operating Partnership"). As of December 31, 1999, the Company owned 100% of fifty-two regional mall shopping centers (the "Wholly-Owned Centers"); 50% of the stock of GGP/Homart, Inc. ("GGP/Homart"), 50% of the stock of GGP/Homart II, L.L.C. ("GGP/Homart II"), 51% of the stock of GGP Ivanhoe, Inc. ("GGP Ivanhoe"), and 51% of the stock of GGP Ivanhoe III, Inc. ("GGP Ivanhoe III"), 50% of each of two regional mall shopping centers, Quail Springs Mall and Town East Mall, and a non-voting preferred stock interest in General Growth Management, Inc. ("GGMI") (collectively, the "Unconsolidated Joint Ventures"). The 50% interest in the twenty-three centers owned by GGP/Homart, the 50% interest in the seven centers owned by GGP/Homart II, the 51% ownership interest in the two centers owned by GGP Ivanhoe,

                                    2 OF 39
                             the 51% ownership interest in the eight
                             centers owned by GGP Ivanhoe III, and the 50% ownership interest in both Quail Springs Mall and Town East Mall comprise the "Unconsolidated Centers". Together, the Wholly-Owned Centers and the Unconsolidated Centers comprise the "Company Portfolio" or the "Portfolio Centers". On December 31, 1999, General Growth owned an approximate 72% general partnership interest in the Operating Partnership, and various minority holders, including the Original Stockholders and subsequent contributors of properties to the Company, owned the remaining 28% limited partnership interest. See
                             Item 7 and the Consolidated Financial Statements and Notes included in Item 8 of this Annual Report on Form 10-K for certain financial and other information required by this Item 1.

                             On December 22, 1995 the Company, jointly with four other investors, acquired 100% of the stock in GGP/Homart which owned substantially all of the regional mall assets and liabilities of Homart Development Co., an indirect wholly-owned subsidiary of Sears, Roebuck & Co. The Company acquired approximately 38.2% of GGP/Homart for approximately $178 million including certain transaction costs. All of the stockholders of GGP/Homart committed to contribute up to $80.0 million of additional capital and, as of December 31, 1997 this commitment had been fulfilled. During 1999, three of the original four other investors, in independent transactions and pursuant to their respective exchange rights, exchanged their interests in GGP/Homart for Common Stock of General Growth. As a result of these transactions, the Company currently owns a 50% interest in GGP/Homart.

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

                             As a result of these transactions, the Operating Partnership owns all of the non-voting preferred stock ownership interest in GGMI representing 95% of the equity interest. Certain key employees of the Company hold the remaining 5% equity interest through ownership of 100% of the common stock, which is entitled to all voting rights in GGMI. GGMI cannot distribute funds until its available cash flow exceeds all accumulated preferred dividends owed to the preferred stockholder. As of December 31, 1999, no such distributions by GGMI have been made. Any dividends in excess of the preferred cumulative dividend are allocated 95% to the preferred stockholder and 5% to the common stockholders. The interest only loans from the Operating Partnership to GGMI bear interest at rates ranging from 8% to 14% per annum and mature in 2016. GGMI may make principal payments on the loans if it has sufficient cash flow. GGMI manages, leases, and performs various other services for the Portfolio Centers and other properties owned by unaffiliated parties.

                                    3 OF 39

                             On September 17, 1997, GGP Ivanhoe indirectly acquired The Oaks Mall in Gainesville, Florida and Westroads Mall in Omaha, Nebraska. The purchase price for the two properties was approximately $206 million of which $125 million was financed through property level indebtedness. The Company contributed approximately $43 million for its 51% ownership interest in GGP Ivanhoe. Ivanhoe, Inc. of Montreal, Canada ("Ivanhoe") owns the remaining 49% ownership interest in GGP Ivanhoe.

                             Effective as of June 30, 1998, GGP Ivanhoe III acquired the U.S. Prime Property, Inc. ("USPPI") real estate portfolio through a merger of a wholly-owned subsidiary of GGP Ivanhoe III into USPPI. The common stock of GGP Ivanhoe III, which has elected to be taxed as a REIT, is owned 51% by the Company and 49% by Ivanhoe. The aggregate consideration paid pursuant to the merger agreement was approximately $625 million (less certain adjustments, including a credit of approximately $64 million for outstanding mortgage indebtedness and accrued interest thereon as well as credits for tenant allowances, construction costs, commissions, due diligence items and certain miscellaneous items). The acquisition was financed with a $392 million interim loan, which was replaced in 1999, and capital contributions from the Company and the joint venture partner in proportion to their respective stock ownership. The properties acquired include Landmark Mall in Alexandria, Virginia; the Mayfair Mall and adjacent office buildings in Wauwatosa (Milwaukee), Wisconsin; the Meadows Mall in Las Vegas, Nevada; the Northgate Mall in Chattanooga, Tennessee; Oglethorpe Mall in Savannah, Georgia; and the Park City Center in Lancaster, Pennsylvania. During 1999, GGP Ivanhoe III acquired Oak View Mall in Omaha, Nebraska and Eastridge Mall in San Jose, California. The aggregate purchase price for the two properties was approximately $160 million, financed by capital contributions of the partners, a new $83 million long-term mortgage loan and certain short-term financing.

                             In November 1999, the Company formed GGP/Homart II, a new joint venture with the New York State Common Retirement Fund, the Company's venture partner in GGP/Homart. GGP/Homart II owns three regional malls contributed by the New York State Common Retirement Fund (Alderwood Mall in Lynnwood (Seattle), Washington; Carolina Place in Charlotte, North Carolina; and Montclair Plaza in Montclair (Los Angeles), California), and three regional malls (Altamonte Mall in Orlando, Florida; Natick Mall in Natick, Massachusetts; Northbrook Court in Northbrook, Illinois) and one mall (Stonebriar Centre in Frisco (Dallas), Texas) currently under construction contributed by the Company as more fully described in Note 3.

             BUSINESS OF THE The Company is primarily engaged in the ownership,
                     COMPANY operation, management, leasing, acquisition,
                             development, expansion and financing of regional mall shopping centers in the United States. Most of the shopping centers in the Company Portfolio are strategically located in major and middle markets where they have strong competitive positions. A detailed listing starting on page 15 of this report contains information on each regional mall shopping center in the Company Portfolio including location, year opened, square footage, anchors, and anchor vacancies. The Company Portfolio's geographic diversification should mitigate the effects of regional economic conditions and local factors.

                             The Company makes all key strategic decisions for the Portfolio Centers. However, in connection with the Unconsolidated Centers, such strategic decisions are made jointly with the respective stockholders or joint venture partners. The Company is also the

                                    4 of 39
                             asset manager of the Portfolio Centers, executing the strategic decisions and overseeing the day-to-day activities performed by GGMI. GGMI performs day-to-day property management functions including leasing, construction management, data processing, maintenance, accounting, marketing, promotion and security pursuant to the management agreements. As of December 31, 1999 GGMI was the property manager for all of the Wholly-Owned Centers and thirty-nine of the Unconsolidated Centers. The remaining three centers, owned by GGP/Homart through joint ventures, are managed by certain joint venture partners of GGP/Homart. During February 2000, the venture partner's 50% interest in Lakeland Square, one of the three centers not managed by GGMI, was purchased by GGP/Homart. As a result, GGMI took over management of this mall in February 2000.

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

                             The evolution of the shopping center business necessitates the implementation of new approaches to shopping center management and leasing. Management's strategies to increase shareholder value and cash flow include the integration of mass merchandise retailers with traditional department stores, specialty leasing, entertainment-oriented tenants, proactive property management and leasing, operating cost reductions including those resulting from economies of scale, strategic expansions and acquisitions, e-business initiatives and selective new shopping center developments. Management believes that these approaches should enable the Company to operate and grow successfully in today's value-oriented and technological environment. Following is a summary of recent acquisition, development and expansion and redevelopment activity.

                             As used in this Annual report, the term "GLA" refers to gross leaseable retail space, including Anchors and mall tenant areas; the term "Mall GLA" refers to gross leaseable retail space, excluding Anchors; the term "Anchor" refers to a department store or other large retail store; the term "Mall Stores" refers to stores (other than Anchors) that are typically specialty retailers who lease space in shopping centers; and the term "Freestanding GLA" means gross leaseable area of freestanding retail stores in locations that are not attached to the primary complex of buildings that comprise a regional mall shopping center.

               ACQUISITIONS  The Company continues to seek to acquire properties that provide opportunities for enhanced
                             profitability and appreciation in value and corresponding increases in shareholder value. In 1999, the Company acquired 100% ownership interests in three regional malls and partial ownership interests in five additional regional malls for an aggregate investment by the Company of approximately $1,170 million. The following is a summary description of the acquisitions made by the Company since December 31, 1998.

                                    5 of 39

                             On January 11, 1999, the Company acquired a 100% ownership interest in the Crossroads Mall in Kalamazoo, Michigan for a purchase price of approximately $68 million. The Company utilized a $45 million long-term mortgage loan and interim loan proceeds to finance this acquisition.

                             On July 30, 1999, the Company acquired 100% of the Ala Moana Center in Honolulu, Hawaii, as more fully described in Note 3. The transaction was funded by a new $438 million short-term first mortgage loan and approximately $294 million in cash including a portion of the net proceeds of the 1999 Offering as further described in Note 1. The Company repaid the short-term mortgage loan in August 1999 through the issuance of $500 million of commercial mortgage-backed securities maturing September 2004 (assuming the exercise of extension options aggregating two years) as more fully described in
                             Note 5. The Company may discuss with institutional investors the formation of a new joint venture to own the property. The terms of any joint venture and the Company's interest in any joint venture, have not been determined and the Company may not ultimately elect to form any such joint venture.

                             On September 28, 1999 the Company, through GGP Ivanhoe III, acquired the Oak View Mall and on December 22, 1999 acquired the Eastridge Mall in San Jose, California. The aggregate purchase price for the two properties was approximately $160 million, financed by capital contributions from the partners, a new $83 million long-term mortgage loan and approximately $30 million of other short-term floating rate financing.

                             In October 1999, the Company acquired a 100% interest in the Baybrook Mall in Houston, Texas. The aggregate purchase price was approximately $133 million, which was paid with a new 10 year $95 million mortgage on the property and proceeds of other new secured financing.

                             In November 1999, the Company formed GGP/Homart II, a new joint venture with the New York State Common Retirement Fund, its venture partner in GGP/Homart. GGP/Homart II owns six operating regional malls and one regional mall currently under construction as more fully described in Note 4.

                             The Company's management feels that it has a competitive advantage with respect to the acquisition of regional mall shopping centers for the following reasons:

                             - The funds necessary for a cash acquisition of a shopping center may be available to the Company from a combination of sources, including mortgage or unsecured financing or the issuance of public or private debt or equity.

                             - The Company has the flexibility to pay for an acquisition with a combination of cash, Preferred or Common Stock or common units of limited partnership interest in the Operating Partnership (the "Units"). This creates the opportunity for a tax-advantaged transaction for the seller

                             -        Management's expertise allows it to
                                      evaluate proposed acquisitions for their increased profit potential. Additional profit can originate from many sources including expansions, remodeling, re-merchandising, and more efficient management of the property

                                    6 of 39

                DEVELOPMENT  The Company intends to pursue development when warranted by the potential financial returns. RiverTown Crossings in Grandville, Michigan was completed and opened in November 1999. GGP/Homart II is currently developing an enclosed shopping center in Frisco (Dallas), Texas and the Company is preparing to develop (with a joint venture partner) an enclosed regional mall in Westlake (Dallas), Texas as described below.

                             RiverTown Crossings in Grandville, Michigan is an approximately 1,100,000 square foot regional mall including five anchor stores. The funding for the development of this project came from a construction loan, the Company's line of credit facility ("Credit Facility") and retained cash flow of the Company. RiverTown Crossings was 100% leased at its grand opening.

                             The Company broke ground on the construction of the Stonebriar Centre in Frisco, Texas in October 1998. Upon its scheduled completion in August of 2000, this 1,600,000 square foot regional mall shopping center will initially feature five department store anchors, a 24 screen AMC theater, approximately 350,000 square feet of Mall Stores and up to 150,000 square feet of big box or large format retailers. Plans also include a possible second phase expansion to include two additional department stores. As of December 31, 1999, approximately $73 million of construction costs has been spent, primarily funded by the Company's Credit Facility and other joint venture and secured financing and retained cash flow. This mall was contributed to GGP/Homart II in 1999 as part of the joint venture formation transaction discussed above.

                             During 1999, the Company formed a joint venture to develop an enclosed mall in Westlake (Dallas), Texas. As of December 31, 1999, the Company has invested approximately $12.8 million in the joint venture. The Company is currently obligated to fund pre-development costs (estimated to be approximately $1.5 million, most of which remains to be incurred) and actual development costs have not yet been finalized. The retail site, part of a planned community which is expected to contain a resort hotel, a golf course, luxury homes and corporate offices, is currently planned to contain up to 1.6 million square feet of tenant space including up to six anchor stores and a multi-screen theater. There can be no assurance that development of this site will proceed beyond the pre-development phase.

              EXPANSIONS AND During 1999, 21 major projects were underway or
                 RENOVATIONS completed. The expansion and renovation of a
                             Portfolio Center often increases customer traffic, trade area penetration and typically improves the competitive position of the property. Four of the larger renovation and expansion projects undertaken or completed in 1999 are described below.

                             The redevelopment of an Anchor location at the Northridge Fashion Center, a 1,465,261 square foot center located in Northridge (Los Angeles), California was completed in the summer of 1999. The project included adding a 48,000 square foot theater complex and a new outdoor retail / entertainment area containing approximately 168,000 square feet of Mall Stores.

                             Eden Prairie Mall, located in Eden Prairie,
                             Minnesota, a suburb of Minneapolis, was previously a four-anchor center with approximately 325,000 square feet of Mall Stores. Phase I of the renovation commenced in early 1999 consisting of a new 160,000 square foot building with a multi-screen theater, 4 restaurants and a Barnes and Noble bookstore. Construction of Phase II of the project recently commenced and will consist

                                     7 of 39
                             of a Von Maur anchor store and a new 500 car parking structure. Both phases are scheduled to be completed in early 2001.

                             Market Place Mall is an 821,117 square foot enclosed mall located in Champaign, Illinois and anchored by Bergner's, JCPenney and Sears. The renovation and expansion of the mall consisting of a new 150,000 square foot Famous-Barr department store, approximately 43,000 square feet of additional Mall Store space, a new food court, a new service center and other customer amenities was recently completed.

                             Park Mall, an 965,371 square foot center located in Tucson, Arizona is undergoing a remodeling and expansion to 1,350,000 square feet. The mall has added a new Dillards store to the existing anchors, Macy's and Sears. The project also includes a food court, a multiplex theater and an outdoor plaza for fine dining, and is expected to be completed during 2001.

       THE PORTFOLIO CENTERS All of the 93 Portfolio Centers are shopping centers with at least one major department store as an Anchor and a wide variety of smaller Mall Stores. Most of the Portfolio Centers have three or four Anchors and additional Freestanding Stores. Each Portfolio Center provides ample parking for shoppers. The Portfolio Centers:

                             -        Range in size between approximately
                                      184,000 and 1,780,000 square feet of total
                                      GLA and between approximately 125,000 and 867,000 square feet of Mall and Freestanding GLA. The smallest Portfolio Center has approximately 20 stores, and the largest has over 265 stores;

                             -        Have  approximately  380  Anchors,
                                      operating under approximately 60 trade names; and

                             -        Have approximately 9,500 Mall and
                                      Freestanding Stores.

                             The average size of the 93 Portfolio Centers is approximately 890,000 square feet of GLA, including all Anchors, Mall Stores and Freestanding Stores. The average Mall and Freestanding GLA per Portfolio Center is approximately 385,000 square feet.

                             As of December 31, 1999, the Wholly-Owned Centers contained approximately 41.9 million square feet of GLA consisting of Anchors (whether owned or leased), Mall Stores and Freestanding Stores. The Unconsolidated Centers contained approximately 41.3 million square feet of GLA.

                             The Company's share of total revenues from the Portfolio Centers and GGMI increased to $907 million in 1999 from $627.9 million in 1998. No single Portfolio Center generated more than 7% of the Company's total 1999 pro rata revenues. In 1999, total Mall Store sales from the Portfolio Centers increased by approximately 10.1% in comparison to the total Mall Store sales in 1998.

                                    8 of 39

                             The table below shows tenants, by trade name, with more than .75% of annualized effective rents as compared to consolidated effective rents on an annualized basis in the Wholly-Owned Centers at December 31, 1999. In addition, similar percentages existed in the Portfolio Centers as of December 31, 1999.

                                                                    % OF TOTAL
                                TENANT NAME                     ANNUALIZED RENTS
                                -----------                     ----------------

                                JCPenney                              1.69%
                                Sears                                 1.43%
                                Victoria's Secret (1)                 1.18%
                                Express (1)                           1.18%
                                Footlocker                            1.17%
                                Gap                                   1.01%
                                Lane Bryant (1)                       0.96%
                                Payless                               0.94%
                                Lerner New York (1)                   0.92%
                                Kay-Bee Toys                          0.92%
                                Disney Store                          0.86%
                                Disc Jockey                           0.82%
                                The Limited (1)                       0.79%

                            (1) Under common ownership by The Limited, Inc.


                    MALL AND The Portfolio Centers have a total of
         FREESTANDING STORES approximately 9,500 Mall and Freestanding Stores.
                             The following table reflects the tenant
                             representation by category in the Wholly-Owned Centers as of December 31, 1999. In addition, similar tenant representation by category existed in the Portfolio Centers as of December 31, 1999.

                                                % OF SQ. FT. IN
                                                 WHOLLY-OWNED
                             TENANT CATEGORIES      CENTERS                 TYPES OF TENANTS/PRODUCTS SOLD
                             -----------------      -------      --------------------------------------------------
                                Specialty             21%        Photo studios, beauty and nail salons, pharmacy
                                                                 and sundries, variety stores, pet stores,
                                                                 newsstands, jewelry repair, shoe repair, tailor,
                                                                 video games, shops for home/bath/kitchen, rugs,
                                                                 fabric stores, beds/waterbeds, luggage, perfume,
                                                                 tobacco, toys, arcades, cameras, sunglasses,
                                                                 books
                             --------------------------------------------------------------------------------------
                                Women's Apparel       19%        Women's apparel
                                Apparel               16%        Unisex apparel, children's apparel, lingerie, and
                                                                 formalwear
                             --------------------------------------------------------------------------------------
                                Shoes                 12%        Shoes
                             --------------------------------------------------------------------------------------
                                Food                   8%        Restaurant, food court
                             --------------------------------------------------------------------------------------
                                Gifts                  7%        Cards, candles, engraving stores, other gift or
                                                                 novelty
                             --------------------------------------------------------------------------------------
                                Music/Electronics      6%        Music, electronics, computer and software, video
                                                                 rental
                             --------------------------------------------------------------------------------------
                                Sporting Goods         4%        Sports apparel, sports and exercise equipment
                             --------------------------------------------------------------------------------------

                                    9 of 39


                                Jewelry                3%        Fine jewelry and costume jewelry
                             --------------------------------------------------------------------------------------
                                Men's Apparel          2%        Men's apparel
                             --------------------------------------------------------------------------------------
                                Specialty Food         2%        Candy, coffee, nuts, chocolate, health
                                                                 food/vitamins
                             --------------------------------------------------------------------------------------

                                Total                100%



                             Specialty tenants include Mastercuts, One Hour Photo, California Nails, Lechter's, Kay-Bee Toys, Dollar Tree, Pottery Barn and many others. Typical tenants in the Women's Apparel category include The Limited, Casual Corner, Lane Bryant and Victoria's Secret. The Apparel category typically includes tenants such as The Gap, Eddie Bauer, American Eagle, Old Navy and J.Crew. The Shoes category includes tenants such as Footlocker and Payless Shoesource. The Food category includes restaurants such as Ruby Tuesday and Max and Erma's, fast food restaurants such as Arby's, and food court tenants such as Sbarro. Typical tenants in the Gifts Category include Disney, Things Remembered, Kirlin's Hallmark and Spencer Gifts. The Music/Electronics category includes tenants such as Camelot Music, Radio Shack, and Suncoast Pictures. Sporting Goods include tenants such as Champs, Big 5 Sports and Scheel's Sports. Jewelry tenants typically include Zales, Friedman's Jewelers and Kay Jewelers. The Men's Apparel category includes tenants such as The Men's Warehouse and Nicks for Men. Specialty Food tenants include General Nutrition Center, Mr. Bulky, and Barnie's Coffee and Tea Company.

                 COMPETITION The Portfolio Centers compete with numerous
                             shopping alternatives in seeking to attract retailers to lease space as retailers themselves face increasing competition from discount shopping centers, outlet malls, discount shopping clubs, direct mail, internet sales and telemarketing. The nature and extent of competition varies from property to property within the Company Portfolio. Below is a description of the type of competition that three of the Portfolio Centers face from other retail locations within their trade area. These examples are representative of the comparative environment in which the Company operates.

                             Northridge Fashion Center is a 1.5 million square foot, two-story enclosed regional shopping center located in Northridge, California, 25 miles northwest of Los Angeles. The mall opened in 1971 and was extensively rebuilt and retrofitted after damage from the Northridge earthquake in 1994. Northridge serves a ten-mile radius trade area which includes over 1.1 million people. Major employees in the area include Walt Disney, Boeing and Hughes Electronics. The mall currently has four Anchor tenants: Robinson-May, JCPenney, Macy's, and Sears. The mall has over 180 mall shops with national retailers such as Old Navy, Borders Books and Zainy Brainy. Northridge's regional mall competition within its trade area consists of Topanga Plaza, a four Anchor mall built in 1964 located four miles southwest of the center and Sherman Oaks Fashion Center, a two Anchor enclosed mall built in 1963, 10 miles southeast of Northridge. The mall also faces competition from neighborhood strip shopping centers which are located within a few miles of the center.

                             Northbrook Court is a two-story, 978,000 square foot regional mall located in Northbrook, Illinois. The mall contains 128 mall shops, and three Anchor department stores. The mall is anchored by Lord & Taylor, Marshall Fields and Neiman-Marcus. The property includes a 14-screen General Cinema Theater and national retailers such as Abercrombie & Fitch, Ann Taylor, The Gap and J.Crew. Northbrook Court faces

                                    10 of 39
                             competition from two regional malls in
                             its primary trade area. Old Orchard Shopping Center is a recently renovated open-air regional shopping mall located eight miles southeast of Northbrook Court. Old Orchard features five Anchor department stores and includes 1.8 million square feet of leaseable area. Hawthorn Center, a 1.06 million square foot regional mall located ten miles northwest of Northbrook Court, includes three Anchor department stores. The secondary competition for Northbrook Court consists of discount retailers, numerous strip shopping centers located within a few miles of the center, and a super regional mall (Woodfield Mall), a 2.1 million square foot mall located fifteen miles southwest of Northbrook Court.

                             Park City Center is a 1.5 million square foot, single-level, regional shopping center located in Lancaster, Pennsylvania, in Pennsylvania Dutch Country. Park City is anchored by Boscov's, The Bon Ton, Kohl's, Sears and JCPenney as well as over 165 specialty mall shops. Park City is the only enclosed regional shopping center in Lancaster, is the only enclosed mall within 25 miles and is the largest retail venue in the area. Park City opened in 1970 and renovations were made in 1988 and 1997, including a new food court and carousel. Park City's trade area includes over 277,000 people and major employers include Armstrong World Industries, RR Donnelly and the County of Lancaster. The Center's primary competition is from a number of smaller factory outlet/power centers. Examples of such centers include Red Rose Commons, built in 1998, located two miles northeast of Park City and which features a Circuit City, a Home Depot and a Linen's and Things. An additional competitor is Tanger Factory Outlet Center, located seven miles east of the mall and featuring Ann Taylor, J. Crew and Coach outlet stores. These centers typically target discount shoppers and do not offer a broad selection of merchandise or price points and therefore do not pose a significant competitive threat to Park City.

               ENVIRONMENTAL Under various federal, state and local laws and
                     MATTERS and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. In connection with its ownership and operation of the Portfolio Centers, General Growth, the Operating Partnership or the relevant property venture through which the property is owned, may be potentially liable for such costs.

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

                                    11 of 39

                             Neither the Phase I nor the Phase II assessments have revealed any environmental liability that the Company believes would have a material effect on the Company's business, assets or results of operations, nor is the Company aware of any such liability. Nevertheless, it is possible that these assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. Moreover, no assurances can be given that
                             (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Portfolio Centers will not be adversely affected by tenants and occupants of the Portfolio Centers, by the condition of properties in the vicinity of the Portfolio Centers (such as the presence of underground storage tanks) or by third parties unrelated to the Company.

                  EMPLOYEES  As of March 14, 2000, the Company and GGMI had
                             3,311 full-time employees. Certain employees at three of the Portfolio Centers are subject to collective bargaining agreement. The Company's management believes that their employee relations are satisfactory and there has not been a labor-related work stoppage at any of its Centers.

                  INSURANCE  The Company has comprehensive liability, fire,
                             flood, earthquake, extended coverage and rental loss insurance with respect to the Portfolio Centers. The Company's management believes that all of the Portfolio Centers are adequately covered by insurance.

         QUALIFICATION AS A  General Growth currently qualifies as a real estate
                REAL ESTATE investment trust pursuant to the requirements INVESTMENT TRUST AND contained in Sections 856-858 of the Internal
              TAXABILITY OF  Revenue Code of 1986, as amended (the "Code"). If,
               DISTRIBUTONS  as General Growth contemplates, such qualification continues, General Growth will not be taxed on its real estate investment trust taxable income. During 1999, General Growth distributed (or was deemed to have distributed) 100% of its taxable income to its preferred and common stockholders. Cash distributions in the amount of $1.98 per share of Common Stock were paid in 1999, of which $1.31 (66.0%) was ordinary income, $0.06 (3.0%) was long-term capital gain from sales of property, and $0.61 (31%) was a return of capital based on the taxable income of General Growth.


                     ITEM 2. The Company's investment in real estate as of
                 PROPERTIES  December 31, 1999 consisted of its interests in the Portfolio Centers, developments in progress and certain other real estate. In most cases, the land underlying the Portfolio Centers is also owned by the Company; however, at a few of the centers, all or part of the underlying land is owned by a third party that leases the land pursuant to a ground lease.

                    LEASING The Portfolio Centers average Mall Store rent per square foot from leases that expired in 1999 was $26.04. As a result of market rents being higher than the rents under many of the expiring leases, the average Mall Store rent per square foot on new and renewal leases during 1999 was $33.78, or $7.74 per square foot more than the average for expiring leases. The following schedule shows lease expirations over the next five years.

                                    12 of 39

                               PORTFOLIO CENTERS
                      FIVE YEAR LEASE EXPIRATION SCHEDULE


                                   ALL EXPIRATIONS                           EXPIRATIONS @ SHARE (1)
                       ------------------------------------          ------------------------------------
                       BASE RENT        FOOTAGE    RENT/PSF          BASE RENT       FOOTAGE     RENT/PSF
                       ------------------------------------          ------------------------------------
WHOLLY OWNED
       2000         $20,127,300.00     782,173.00   $25.73       $20,127,300.00     782,173.00    $25.73
       2001          20,899,225.00     931,839.00    22.43        20,899,225.00     931,839.00     22.43
       2002          27,211,128.00   1,281,682.00    21.23        27,211,128.00   1,281,682.00     21.23
       2003          29,124,286.00   1,314,672.00    22.15        29,124,286.00   1,314,672.00     22.15
       2001          24,077,853.00   1,036,164.00    23.24        24,077,853.00   1,036,164.00     23.24
                   ---------------   ------------   ------      ---------------   ------------    ------
PORTFOLIO TOTAL    $121,439,792.00   5,346,530.00   $22.71      $121,439,792.00   5,346,530.00    $22.71

UNCONSOLIDATED (2)
       2000         $21,282,042.00     650,044.00   $32.74       $10,548,325.00     321,699.00    $32.79
       2001          19,320,350.00     659,709.00    29.29         9,480,249.00     325,664.00     29.11
       2002          27,225,308.00     926,648.00    29.38        13,415,471.00     456,514.00     29.39
       2003          25,895,624.00     970,500.00    26.68        12,709,996.00     476,496.00     26.67
       2004          24,717,558.00     964,780.00    25.62        12,007,839.00     473,629.00     25.35
                   ---------------   ------------   ------      ---------------   ------------    ------
PORTFOLIO TOTAL    $118,440,882.00   4,171,681.00   $28.39      $ 58,161,880.00   2,054,002.00    $28.32
                   ---------------   ------------   ------      ---------------   ------------    ------

GRAND TOTAL        $239,880,674.00   9,518,211.00   $25.20      $179,601,672.00   7,400,532.00    $24.27
                   ===============   ============   ======      ===============   ============    ======

    (1) Expirations at share reflect the Company's direct or indirect ownership interest in a joint venture.
    (2) Excludes the three malls managed by joint venture partners of GGP/Homart (Arrowhead Towne Center, Lakeland Square and Superstition Springs).


                                    13 of 39

COMPANY PORTFOLIO    At December 31, 1999, the Company had direct or indirect
             DEBT    ("pro rata") mortgage debt of approximately $4,332,695. The ratio of pro rata floating rate debt to total pro rata debt and preferred stock was 41.4% at December 31, 1999. The following table reflects the maturity dates of the Company's pro rata debt and the related interest rates.




                             COMPANY PORTFOLIO DEBT
             MATURITY AND CURRENT AVERAGE INTEREST RATE SUMMARY (A)
                             AS OF DECEMBER 31, 1999
                             (Dollars in Thousands)

                                                     UNCONSOLIDATED
                             WHOLLY-OWNED             JOINT VENTURE             COMPANY
                               CENTERS                PROPERTIES (B)         PORTFOLIO DEBT
                        --------------------       ------------------       -----------------
                                     CURRENT                  CURRENT                 CURRENT
                                     AVERAGE                  AVERAGE                 AVERAGE
                        MATURING    INTEREST       MATURING  INTEREST       MATURING  INTEREST
         YEAR           AMOUNT(C)     RATE          AMOUNT     RATE          AMOUNT    RATE
         ----             ------    --------        ------   --------        ------   ------
         2000          $  318,000     7.74%        $93,000    7.51%       $  411,000   7.69%
         2001             369,862     7.52%         15,300    7.15%          385,162   7.50%
         2002                 -0-      -0-%        124,228    6.72%          124,228   6.72%
         2003                 -0-      -0-%        410,596    7.23%          410,596   7.23%
         2004          1,064,973      7.38%        202,188    7.46%        1,267,161   7.39%
         Subsequent    $1,366,699     7.14%        367,849    7.47%        1,734,548   7.21%
                       ----------    ------      ---------    -----       ----------  ------

         Totals        $3,119,534     7.33%     $1,213,161    7.31%       $4,332,695   7.32%
                       ==========    ======     ==========    =====       ==========  ======

         Floating      $1,394,680     7.67%       $540,030    7.41%       $1,934,710   7.60%
         Fixed Rate     1,724,854     7.05%        673,131    7.23%        2,397,985   7.10%
                      -----------    ------      ---------    -----       ----------- ------

         Totals        $3,119,534     7.33%     $1,213,161    7.31%       $4,332,695   7.32%
                       ==========    ======     ==========    =====       ==========  ======


     (a)  Excludes principal amortization.
     (b) Unconsolidated properties debt reflects the Company's share of debt (based on its respective equity ownership interests in the Unconsolidated Joint Ventures) relating to the properties owned by the Unconsolidated Joint Ventures.


                                    14 of 39

PROPERTY DATA     The following tables set forth certain information regarding the Wholly-Owned Centers and the Unconsolidated Centers as of December 31, 1999. The first table depicts the Wholly-Owned Centers and the second table depicts the Unconsolidated Centers.


                                                 WHOLLY-OWNED CENTERS
                                                 --------------------
                                                TOTAL GLA/MALL
                                  YEAR         AND FREESTANDING
  NAME OF CENTER/            OPENED/REMODELED         GLA                                                          ANCHOR
    LOCATION (1)               OR EXPANDED     (SQUARE FEET) (2)                   ANCHORS                       VACANCIES
---------------------      ------------------  -----------------     ----------------------------------------    ---------
Ala Moana Center                  1959/           1,779,099/         JCPenney, Liberty House,                      None
 Honolulu, Hawaii        1966, 1987, 1989, 1999      769,355         Neiman Marcus, Sears

Apache Mall                      1969/              753,690/         Dayton's, JCPenney, Montgomery Ward,          None
 Rochester, Minnesota           1985, 1992           257,424         Sears

Baybrook Mall                     1978/           1,086,938/         Dillards, Mervyn's, Montgomery Ward, Sears    None
 Houston, Texas                 1984, 1985           343,415

Bayshore Mall                     1987/             613,707/         Gottschalks, JCPenney, Sears, Mervyn's        None
 Eureka, California               1989              343,692

Bellis Fair Mall                  1988/             762,955/         JCPenney, Mervyn's, Sears,                    None
 Bellingham, Washington           N/A                349,792         Target, The Bon Marche

Birchwood Mall                    1990/             714,462/         Hudson's, JCPenney, Sears,                    None
 Port Huron, Michigan          1991, 1997            288,328         Target, Younkers

The Boulevard Mall               1968/            1,211,693/         Dillard's, JCPenney, Macy's, Sears            None
 Las Vegas, Nevada                1992               423,657

Capital Mall                      1978/             528,829/         Dillard's, JCPenney, Sears                    None
 Jefferson City, Missouri       1985, 1992           305,384

Century Mall                     1975/             722,728/          JCPenney, McRae's, Rich's, Sears              None
 Birmingham, Alabama            1990, 1994          234,252

Chapel Hills Mall                1982/            1,173,027/         Dillard's, Foley's, JCPenney, KMart,          None
 Colorado Springs, CO        1986, 1997, 1998        426,869         Mervyn's, Sears

Coastland Center                  1977/            925,006/          Burdines, Dillard's, JCPenney, Sears          None
 Naples, Florida                1985, 1996          334,616

Colony Square Mall                1981/             547,516/         Elder-Beerman, JCPenney, Lazarus,             None
 Zanesville, Ohio                 1987               289,512         Sears

Columbia Mall                     1985/             731,924/         Dillard's, JCPenney, Sears, Target            None
 Columbia, Missouri               1987               316,480

Coral Ridge Mall                  1998/             998,294/         Dillard's, JCPenney, Scheel's,                None
 Iowa City, Iowa                   N/A               361,256         Sears, Target, Younkers

The Crossroads                  1980/1982,          765,882/         Hudson's, JCPenney, Mervyn's,                 None
 Kalamazoo, Michigan            1988, 1998           262,922         Sears

Cumberland Mall                   1973/            1,199,672/        JCPenney, Macy's, Rich's, Sears               None
 Atlanta, Georgia                  N/A               365,557

                                    15 of 39


                                                TOTAL GLA/MALL
                                  YEAR         AND FREESTANDING
  NAME OF CENTER/            OPENED/REMODELED         GLA                                                         ANCHOR
    LOCATION (1)               OR EXPANDED     (SQUARE FEET) (2)                   ANCHORS                       VACANCIES
---------------------         ---------------- -----------------     ----------------------------------------    ---------
Eagle Ridge Mall                 1996/              629,841/         Dillard's, JCPenney, Sears                    None
 Winter Haven, Florida             N/A              317,589

Eden Prairie Mall                 1976/            861,380/          Kohl's, Mervyn's, Sears, Target               None
 Eden Prairie, Minnesota       1989, 1994            325,572

Fallbrook Mall                    1966/           1,024,763/         Burlington Coat Factory, JCPenney, Kmart,     None
 West Hills, (Los Angeles),       1985              472,749          Mervyn's, Target
 California

Fox River Mall                    1984/           1,101,979/         Dayton's, JCPenney, Sears,                    None
 Appleton, Wisconsin            1991, 1998           537,065         Target, Younkers

Gateway Mall                     1990/              631,543/         Sears, Target, The Emporium                   None
 Springfield/Eugene, Oregon        N/A               348,278

Grand Traverse Mall               1992/             577,785/         Hudson's, JCPenney, Target                    None
 Traverse City, Michigan          N/A               312,436

Greenwood Mall                   1979/             753,397/          Dillard's, Famous-Barr, JCPenney, Sears,      None
 Bowling Green, Kentucky          1987               352,774

Knollwood Mall                    1955/            500,074/          Cub Foods, Kohl's                             None
 St. Louis Park,                  1981              289,474
 (Minneapolis), Minnesota

Lakeview Mall                     1983/            621,510/          Hudson's, JCPenney, Sears                     None
 Battle Creek, Michigan           1998              329,917

Lansing Mall                     1969/             830,845/          Hudson's, JCPenney, Mervyn's,                 None
 Lansing, Michigan                N/A               387,443          Younkers

Lockport Mall                    1971/             345,796/          Hills, Montgomery Ward, The Bon Ton           None
 Lockport, New York               1984               125,399

Mall of the Bluffs                1986/            669,050/          Dillard's, JCPenney, Sears, Target            None
 Council Bluffs, Iowa           1988, 1998          355,176
 (Omaha, Nebraska)

Mall St. Vincent                 1977/              567,819/         Dillard's, Sears                              None
 Shreveport, Louisiana            1991              219,819

Market Place Mall                 1975/           1,067,973/         Bergner's, Famous-Barr, JCPenney,             None
 Champaign, Illinois         1987, 1994, 1999        391,342         Kohl's, Sears

McCreless Mall                   1962/              476,799/         Beall's, Montgomery Ward                      None
 San Antonio, Texas               1997              290,941

Northridge Fashion Center         1971/           1,465,261/         JCPenney, Macy's, Robinson's-May,             None
 Northridge, California         1995, 1997           658,343         Sears

Oakwood Mall                     1986/             786,464/          Dayton's, JCPenney,                           None
 Eau Claire, Wisconsin         1991, 1997           321,388          Scheel's All Sports, Sears, Target


                                    16 of 39

                                                 TOTAL GLA/MALL
                                  YEAR          AND FREESTANDING
  NAME OF CENTER/             OPENED/REMODELED         GLA                                                        ANCHOR
    LOCATION (1)               OR EXPANDED     (SQUARE FEET) (2)                   ANCHORS                       VACANCIES
---------------------       ------------------ -----------------     ----------------------------------------    ---------
Park Mall                        1974/              965,371/         Dillards, Macy's, Sears                       None
 Tucson, Arizona                  1998               345,371

Piedmont Mall                    1984/             661,606/          Belk, Hills, Belk Men's,                      None
 Danville, Virginia               1995               188,986         JCPenney, Sears

Pierre Bossier Mall               1982/             643,396/         Dillard's, JCPenney, Sears,                   None
 Bossier City, Louisiana        1985, 1992          261,492          Service Merchandise, Stage

The Pines                        1986/              609,047/         Dillard's, JCPenney,                          None
 Pine Bluff, Arkansas             1990               269,338         Sears, Wal-Mart

Regency Square Mall               1967/           1,400,320/         Belk, Dillard's, JCPenney,                    None
 Jacksonville, Florida       1992, 1998, 1999        588,689         Montgomery Ward, Sears

Rio West Mall                     1981/             445,270/         Beall's, JCPenney, KMart                      None
 Gallup, New Mexico             1991, 1998          264,137

River Falls Mall                 1990/              748,298/         Bacon's, Toys "R" Us, Wal-Mart                None
 Clarksville, Indiana             N/A                403,260
 (Louisville, Kentucky)

River Hills Mall                 1991/              646,284/         Herberger's, JCPenney,                        None
Mankato, Minnesota               1996                284,235         Sears ,Target

Riverlands Shopping Center       1965/              183,808/         Winn-Dixie                                    None
 LaPlace, Louisiana               1984               136,874         (3)

RiverTown Crossings               1999/           1,125,410/         Hudson's, JCPenney, Kohl's, Sears,            None
 Grand Rapids, Michigan            N/A               510,138         Younkers

Sooner Fashion Square             1976/             480,090/         Dillard's, JCPenney, Sears,                   None
 Norman, Oklahoma                 1999               175,136         Stein Mart, Service Merchandise

Southlake Mall                    1976/           1,026,030/         JCPenney, Macy's, Rich's, Sears               None
 Morrow, Georgia                1995, 1999           287,530

SouthShore Mall                  1981/              337,807/         JCPenney, KMart, Sears                        None
 Aberdeen, Washington             N/A                148,480

Southwest Plaza                   1983/           1,238,089/         Dillards, Foley's, JCPenney,                  None
 Littleton, Colorado            1994, 1995           600,912         Montgomery Ward, Sears

Spring Hill Mall                  1980/           1,075,394/         Carson Pirie Scott, JCPenney, Kohl's,         None
 West Dundee, Illinois          1992, 1996           393,814         Marshall Field's, Sears

Valley Hills Mall                1978/              619,921/         Belk, JCPenney, Sears                         None
 Hickory, North Carolina     1988, 1990, 1996        207,625

Valley Plaza Mall                 1967/           1,158,818/         Gottschalks, JCPenney,                        None
 Bakersfield, California     1988, 1997, 1998        432,129         Macy's, Robinson's-May, Sears


                                    17 of 39

                                                TOTAL GLA/MALL
                                  YEAR         AND FREESTANDING
NAME OF CENTER/             OPENED/REMODELED         GLA                                                          ANCHOR
    LOCATION (1)               OR EXPANDED     (SQUARE FEET) (2)                   ANCHORS                       VACANCIES
---------------------       ----------------   -----------------     ---------------------------------           ---------
West Valley Mall                 1995/             687,400/          Gottschalks, JCPenney, Ross Dress             None
 Tracy, California                1997              336,585          for Less, Sears, Target

Westwood Mall                    1972/              453,167/         Elder-Beerman, JCPenney,                      None
 Jackson, Michigan             1978, 1993           135,073          Montgomery Ward


(1) In certain cases, where a Center's location is part of a larger metropolitan area, the metropolitan area is identified in parentheses.
(2)  Includes square footage added in redevelopment/expansion projects.
(3) Winn-Dixie does not occupy its space but is currently paying rent under a lease, which expires in October 2002.





                                    18 or 39

                                                UNCONSOLIDATED CENTERS

                                                 OWNERSHIP        TOTAL GLA/MALL
                                 YEAR OPENED/     INTEREST %     AND FREESTANDING
  NAME OF CENTER/                 REMODELED      OF OPERATING        GLA                                           ANCHOR
   LOCATION (1)                  OR EXPANDED     PARTNERSHIP     SQUARE FEET(2)         ANCHORS                   VACANCIES
-------------------------      -------------    -------------   ----------------- ---------------------          ---------
Alderwood Mall                    1979/             50           1,046,967/       JCPenney, Lamonts, Nordstrom,    None
 Lynnwood (Seattle),            1995, 1996                          305,232       Sears, The Bon Marche
 Washington

Altamonte Mall                    1974/             50           1,070,548/       Burdine's, Dillard's,            None
 Orlando, Florida                 1989                              392,000       JCPenney, Sears

Arrowhead Towne Center            1993/           16.7           1,130,901/       Dillard's, JCPenney, Mervyn's,   None
 Glendale, Arizona                 N/A                              392,954       Montgomery Ward,
                                                                                  Robinson's-May

Bay City Mall                     1991/             50             527,273/       JCPenney, Sears,                 None
 Bay City, Michigan               1993                              211,622       Target, Younkers

Brass Mill Center/Commons        1997/              50           1,043,522/       Filene's, JCPenney,              One
 Waterbury, Connecticut           N/A                               598,884       Sears

Carolina Place                    1991/             50           1,091,307/       Belk's, Dillards, Hecht's,       None
 Charlotte, North Carolina        1994                              317,805       JCPenney, Sears

Chula Vista Center                1962/             50             882,501/       JCPenney, Macy's,                None
 Chula Vista, California       1993, 1994                           328,401       Mervyn's, Sears

Columbiana Centre                 1990/             50             817,847/       Belk, Dillards,                  None
 Columbia, South Carolina         1992                              258,870       Parisian, Sears

Deerbrook Mall                    1984/             50           1,196,155/       Dillard's, JCPenney, Foley's,    None
 Humble (Houston), Texas        1996, 1997                          456,562       Mervyn's, Sears

Eastridge Mall                    1970/             51           1,380,683/       JCPenney, Macy's, Sears          One
 San Jose, California           1982, 1995                          523,202

Lakeland Square                   1988/             25             904,993/       Belk, Burdines, Dillard's,       None
 Lakeland, Florida                1994                             291,862        JCPenney, Mervyn's, Sears

Landmark Mall                    1965/              51             969,508/       Hecht's, JCPenney, Sears         None
 Alexandria, VA                  1989, 1991                         338,502

Mayfair Mall                      1958/             51          1,366,043/        Marshall Fields,                 None
 Wauwatosa, Wisconsin           1986, 1994                         866,733        The Boston Store

Meadows Mall                     1978/              51             947,507/       Dillard's, JCPenney, Macy's,     None
 Las Vegas, Nevada              1987, 1997                          310,654       Sears

Montclair Plaza                   1968/             50           1,496,089/       JCPenney, Macy's,                None
 Montclair (Los Angeles)          1985                              511,617       Montgomery Ward, Nordstrom,
 California                                                                       Robinson's-May, Sears

Moreno Valley Mall                1992/             50           1,035,508/       Harris, JCPenney,                None
 Moreno Valley, California        N/A                               429,974       Robinson's-May, Sears

Natick Mall                       1966/             50          1,154,701/        Filene's, Lord & Taylor,         None
 Natick, Massachusetts             1994                            428,039        Macy's, Sears

                                    19 of 39

                                                 OWNERSHIP      TOTAL GLA/MALL
                              YEAR OPENED/      INTEREST %     AND FREESTANDING
NAME OF CENTER/                 REMODELED      OF OPERATING           GLA                                              ANCHOR
 LOCATION (1)                  OR EXPANDED      PARTNERSHIP     SQUARE FEET(2)         ANCHORS                       VACANCIES
-------------------------      -----------      -----------     --------------    ---------------------              ---------
Neshaminy Mall                    1968/             25            975,469/        Boscov's, Sears,                      One
 Bensalem, Pennsylvania         1995, 1998                         371,874        Strawbridge

Newgate Mall                      1981/             50             726,918/       Dillard's, Mervyn's,
 Ogden, Utah                    1994, 1998                          316,754       Oshman's, Sears                       None

New Park Mall                    1980/              50           1,131,329/       JCPenney, Macy's, Mervyn's,           None
 Newark, California               1993                              387,865       Sears, Target

Northbrook Court                  1976/             50             977,507/       Lord & Taylor, Marshall Fields,       None
 Northbrook, Illinois           1995, 1996                          441,230       Neiman Marcus

Northgate Mall                   1972/              51            858,309/        JCPenney, Proffitt's, Sears           None
 Chattanooga, Tennessee           1991                             415,689

North Point Mall                  1993/             50           1,362,631/       Dillard's, JCPenney, Lord &           None
 Alpharetta (Atlanta), Georgia     N/A                              396,344       Taylor, Parisian, Rich's, Sears

Oaks Mall (2)                    1978/              51             907,628/       Belk, Burdines, Dillard's,            None
 Gainesville, Florida              N/A                              349,761       JCPenney, Sears

Oak View Mall                     1991/             51             869,242/       Dillard's, JCPenney,                  None
 Omaha, Nebraska                   N/A                              264,982       Sears, Younkers

Oglethorpe Mall                   1969/             51            970,843/        Belk, JCPenney, Rich's, Sears         None
 Savannah, Georgia           1989, 1990, 1992                      434,259

Park City Center                  1970/             51           1,397,994/       Boscov's, JCPenney,                   None
 Lancaster, Pennsylvania        1988, 1997                         533,637        Kohl's, Sears, The Bon-Ton

The Parks at Arlington            1988/             50          1,191,471/        Dillard's, Foley's, JCPenney,         None
 Arlington, Texas                 N/A                              360,526        Mervyn's, Sears

The Pavilions at Buckland Hills  1990/             N/A (3)         961,105/       Dick's Sporting Goods, Filene's,      None
 Manchester, Connecticut          1994                              327,583       Filene's Home Store, JCPenney,
                                                                                  Lord & Taylor, Sears

Pembroke Lakes Mall              1992/              50           1,063,860/       Burdine's, Dillard's, Dillard's       None
 Pembroke Pines, Florida           N/A                             352,585        (Men's & Home Furnishings),
                                                                                  JCPenney, Sears

Prince Kuhio Plaza               1985/              50            517,264/        JCPenney, Liberty House,              One
 Hilo, Hawaii                  1994, 1999                          281,144        Sears

Quail Springs                    1980/              50           1,019,817/       Dillard's, Foley's,                   None
 Oklahoma City, Oklahoma     1992, 1998, 1999                       331,964       JCPenney, Sears

Steeplegate Mall                  1990/             50            447,649/        JCPenney, Sears,                      None
 Concord, New Hampshire           N/A                              191,237        The Bon Ton

Superstition Springs              1990/           16.7          1,073,726/        Dillard's, JCPenney, Mervyn's,        None
 East Mesa, Arizona               1994                             367,032        Robinson's-May, Sears

Town East Mall                    1971/             50          1,242,873/        Dillard's, Foley's, JCPenney,         None
 Mesquite, Texas                  1986                             433,487        Sears

                                                 OWNERSHIP      TOTAL GLA/MALL
                              YEAR OPENED/      INTEREST %     AND FREESTANDING
NAME OF CENTER/                 REMODELED      OF OPERATING           GLA                                         ANCHOR
 LOCATION (1)                  OR EXPANDED      PARTNERSHIP     SQUARE FEET(2)         ANCHORS                   VACANCIES
-------------------------     ------------     ------------    ---------------    ---------------------          ---------
Tysons Galleria                  1988/             50             808,473/        Macy's, Neiman Marcus,           None
 McLean, Virginia              1994, 1997                          296,540        Saks Fifth Avenue

Vista Ridge Mall                  1989/            40           1,059,133/        Dillard's, Foley's,              None
 Lewisville, Texas               1991                               386,071       JCPenney, Sears

Washington Park Mall              1984/            50              351,483/       Dillard's, JCPenney,             None
 Bartlesville, Oklahoma          1986                               157,187       Sears

West Oaks Mall                   1996/             50            1,075,960/       Dillard's, JCPenney,             None
 Ocoee (Orlando), Florida         N/A                               432,478       Parisian, Sears

Westroads Mall                    1968/            51           1,079,188/        JCPenney, The Jones Store,       None
 Omaha, Nebraska                1995, 1999                         382,778        Von Maur, Younkers

The Woodlands Mall               1994/             25            1,178,455/       Dillard's, Foley's, JCPenney,    None
 The Woodlands,                   1998                              350,377       Mervyn's, Sears
 (Houston), Texas

MALLS UNDER DEVELOPMENT

Stonebriar Centre                 2000/            50            1,600,000/        (4)                             (4)
 Frisco (Dallas), Texas            N/A                              612,000


(1) In certain cases where a Center's location is part of a larger metropolitan area, the metropolitan area is identified in parenthesis.
(2)  Includes square footage added in redevelopment/expansion projects.
(3) GGP/Homart's participation is subordinated to certain preferred returns to its Joint Venture Partners.
(4) Upon completion, this mall will contain up to five major department stores, currently expected to be Foley's, JCPenney, Sears, Macy's, and Nordstrom.



                                    21 of 39

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

          The following table indicates the parent company of each Anchor and sets forth the number of stores and square feet owned or leased by each Anchor at the Portfolio Centers as of December 31, 1999.


                          GENERAL GROWTH PROPERTIES, INC.
                                 PORTFOLIO ANCHORS
                              AS OF DECEMBER 31, 1999

                                                    TOTAL       SQUARE FEET
              NAME                                 STORES         (000'S)
              ----                                 ------        --------
 Sears                                                82         11,568

 JCPenney                                             77          9,030

 Dillard's Inc.
   Dillard's                                          37          5,975
   Dillard's Home Store                                1             22
   Dillard's Men's Store                               2            213
   Bacon's                                             1            187
                                                    ----         ------
     Sub-Total Dillard's Inc.                         41          6,397
                                                    ====         ======
 Dayton Hudson Corporation
   Target                                             15          1,650
   Mervyn's                                           17          1,409
   Marshall Fields                                     3            693
   Dayton's                                            3            432
   Hudson's                                            6            692
                                                    ----         ------
     Sub-Total Dayton Hudson Corporation              44          4,876
                                                    ====         ======

 May Department Stores Company
   Foley's                                            10          1,423
   Robinson's-May                                      6            946
   Filene's                                            3            520
   Filene's Home Store                                 1             36
   Lord & Taylor                                       4            457
   Strawbridge's                                       1            218
   Hecht's                                             2            345
   Famous-Barr                                         1            122
   The Jones Store                                     1            153
                                                    ----         ------
     Sub-Total May Department Stores Company          29          4,220
                                                    ====         ======

 Federated Department Stores, Inc.
   Macy's                                             13          2,294
   Rich's                                              5            937
   Burdines                                            5            681
   The Bon Marche                                      2            321
   Lazarus                                             1             50
                                                    ----         ------
     Sub-Total Federated Department Stores, Inc.      26          4,283
                                                    ====         ======


                                    22 of 39

                         GENERAL GROWTH PROPERTIES, INC.
                                PORTFOLIO ANCHORS
                             AS OF DECEMBER 31, 1999
                                   (continued)

                                                    TOTAL       SQUARE FEET
            NAME                                   STORES         (000'S)
            ----                                   ------         -------
 Saks Incorporated
   Younkers                                            8            983
   Parisian                                            3            395
   Carson Pirie Scott                                  1            138
   Boston Store                                        1            211
   Bergners                                            1            154
   McRae's                                             1            124
   Saks Fifth Avenue                                   1            120
   Proffitt's                                          1             90
   Herberger's                                         1             71
                                                    ----          -----
     Sub-Total Saks Incorporated                      18          2,286
                                                    ====          =====

 Montgomery Ward & Co.                                 7            907

 Belk
   Belk                                                8          1,105
   Belk Men's                                          1             34
                                                    ----          -----
      Sub-Total Belk                                   9          1,139
                                                    ====          =====

 Kohl's                                                6            515
 Neiman-Marcus                                         3            422
 Boscov                                                2            413
 Liberty House                                         2            377
 KMart                                                 4            356
 The Bon Ton                                           3            312
 Joslins                                               3            301
 Gottschalks                                           3            268
 Nordstrom                                             2            245
 Wal-Mart                                              2            196
 Bullock's                                             1            190
 Von Maur                                              1            179
 Hills Department Store                                2            176
 Scheel's All Sports                                   2            154
 Harris                                                1            150
 Elder-Beerman                                         2            141
 Cub Foods                                             1            130
 Costner-Knott                                         2            122
 JLHudson                                              1            122
 Burlington Coat Factory                               1            101
 Service Merchandise                                   2             93
 Goody's                                               3             83
 Ames                                                  1             81
 Dick's Sporting Goods                                 1             80
 Biggs                                                 1             78
 Oshman's                                              1             64
 Lamont's                                              1             60
 Beall's                                               2             56
 The Emporium                                          1             50
 Toys "R" Us                                           1             47
 Winn-Dixie                                            1             47
 Stein Mart                                            1             39
 Office Depot                                          1             35
 Stage                                                 1             35
 Ross Dress for Less                                   1             28

                                    23 of 39

GROUND LEASES  The Company currently leases the land under Rio West Mall, a portion of the Northridge Fashion Center, a portion of the Fallbrook Mall land and a portion of the SouthShore and Bayshore parking areas. In addition, Prince Kuhio Plaza, one of the Homart Centers, and the office building owned and used by the Company as its headquarters are subject to long-term ground leases. The leases generally contain various purchase options in favor of the Company and typically provide for a right of first refusal in favor of the Company in the event of a proposed sale of the property by the Landlord.

               For other information concerning the Portfolio Centers see "Item 1 - Business - Business of the Company" and for additional information concerning the mortgage debt encumbering the GGP Centers, see Note 5. As stated in Item 1 above, management of the Company believes that each of the properties in the Company Portfolio is adequately insured.


ITEM 3. LEGAL The Company is not currently involved in any material litigation PROCEEDINGS nor, to the Company's knowledge, is any material litigation currently threatened against the Company, the properties or any of the Unconsolidated Joint Ventures other than routine litigation arising in the ordinary course of business, most of which is expected to be covered by liability insurance. For information about certain environmental matters, see "Item 1 - Business - Environmental Matters."

      ITEM 4. No matters were submitted to General Growth's stockholders SUBMISSION OF during the fourth quarter of fiscal 1999.
 MATTERS TO A
      VOTE OF
     SECURITY
      HOLDERS

      PART II  The Common Stock is listed on the New York Stock Exchange
       ITEM 5. ("NYSE") and trades under the symbol "GGP". As of March 14, 2000, MARKET FOR the 51,927,576 outstanding shares of Common Stock were held by
 REGISTRANT'S approximately 1,107 stockholders of record. The closing price COMMON EQUITY per share of the Common Stock on the NYSE on such date was
  AND RELATED  $28.50 per share.
  STOCKHOLDER
      MATTERS

               Set forth below are the high and low sales prices per share of Common Stock as reported on the composite tape, and the distributions per share of Common Stock declared for each such period.

                                          PRICE
           1999                           -----               DECLARED
       QUARTER ENDING             HIGH           LOW       DISTRIBUTION
       --------------             ----         ------      ------------
        March 31                  $38.44       $31.25         $.49
        June 30                   $38.63       $31.13         $.49
        September 30              $35.63       $31.06         $.49
        December 31               $31.69       $25.00         $.51

                                    24 of 39

                                           PRICE
              1998                         -----               DECLARED
         QUARTER ENDING             HIGH           LOW       DISTRIBUTION
         --------------             ----         ------      ------------
          March 31                  $38.00       $34.88         $.47
          June 30                   $38.63       $34.44         $.47
          September 30              $38.69       $33.19         $.47
          December 31               $37.94       $32.88         $.47

                                           PRICE
              1997                         -----               DECLARED
         QUARTER ENDING             HIGH           LOW       DISTRIBUTION
         --------------             ----           ---       ------------
          March 31                  $32.13       $30.25         $.45
          June 30                   $33.75       $31.13         $.45
          September 30              $37.00       $32.44         $.45
          December 31               $38.25       $31.81         $.45


ITEM 6.  SELECTED FINANCIAL DATA
(Dollars in Thousands, except per Share Amounts)

The following table sets forth selected financial data for the Company which is derived from and therefore should be read in conjunction with the audited Consolidated Financial Statements and the related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report.

                                                    1999         1998         1997          1996         1995
                                                  --------     --------     --------      --------     -------
         OPERATING DATA
         Revenue                                  $ 612,342    $ 426,576    $ 291,147     $217,405     $167,396
         Operating Expenses                         206,088      151,784      109,677       75,954       63,968
         Depreciation and Amortization              112,874       75,227       48,509       39,809       30,855
         Interest Expense, Net                      169,502      109,840       70,252       66,439       46,334
         Equity in Net Income of
           Unconsolidated Affiliates                 19,689       11,067       19,344       17,589        9,274

         Net gain on sales including
          CenterMark in 1997, 1996 & 1995         $   4,412    $     196    $  58,647     $ 43,821     $ 33,397
                                                  ---------    ---------    ---------     --------     --------

         Income Before Minority Interest            147,979      100,988      140,700       96,613       68,910
         Minority Interest                          (33,058)     (29,794)     (49,997)     (34,580)     (25,856)
                                                  ---------    ---------    ---------     --------    ---------

         Income Before Extraordinary Items          114,921       71,194       90,703       62,033       43,054
         Extraordinary Items                        (13,796)      (4,749)      (1,152)      (2,291)           -
                                                  ---------    ---------    ---------     -------- -----------
         Net Income                                 101,125       66,445       89,551       59,742       43,054
                                                  ---------    ---------    ---------     --------       ------
         Convertible Preferred Stock Dividends      (24,467)     (13,433)          --           --           --
         Net Income available
           to common stockholders                 $  76,658    $  53,012    $  89,551     $ 59,742      $43,054
                                                  =========    =========    =========     ========      =======

         Earnings Before Extraordinary Item
           Per Share - Basic                           1.97         1.60         2.78         2.20         1.69
         Earnings Before Extraordinary Item
           Per Share - Diluted                         1.96         1.59         2.76         2.20         1.69
         Net Earnings Per Share - Basic                1.67         1.46         2.75         2.12         1.69
         Net Earnings Per Share - Diluted              1.66         1.46         2.73         2.12         1.69
         Distributions Declared Per Share              1.98         1.88         1.80         1.72         1.66


                                    25 of 39


         CASH FLOW DATA
         Operating Activities                  $    222,134    $   118,304    $  101,149   $   67,202     $   60,660
         Investing Activities                    (1,254,697)    (1,513,147)     (183,535)     (29,285)      (469,204)
         Financing Activities                     1,038,526      1,388,575        92,337      (40,268)       421,225

         FUNDS FROM OPERATIONS (1)
         Operating Partnership                 $    274,234    $   192,274    $  147,625   $  114,721     $   85,138
         Minority Interest                          (82,631)       (69,182)      (52,890)     (42,115)       (32,409)
         Funds From Operations - Company            191,603        123,092        94,735       72,606         52,729

         BALANCE SHEET DATA
         Investment in Real Estate Assets-Cost $  5,023,690    $ 4,063,097    $2,157,251   $1,828,184     $1,547,621
         Total Assets                             4,954,895      4,027,474     2,097,719    1,757,717      1,455,982
         Total Debt                               3,119,534      2,648,776     1,275,785    1,168,522      1,027,932
         Convertible Preferred Stock                337,500        337,500            --           --             --
         Stockholders' Equity                       927,758        585,707       498,505      330,267        229,383


(1) Funds from Operations (as defined below) does not represent cash flow from operations as defined by Generally Accepted Accounting Principles ("GAAP") and is not necessarily indicative of cash available to fund all cash requirements.


      FUNDS FROM    Funds from Operations is used by the real estate industry
      OPERATIONS    and investment community as a primary measure of the
                    performance of real estate companies. The National
                    Association of Real Estate Investment Trusts ("NAREIT") defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. In calculating its Funds from Operations, the Company also excludes gains on land sales, if any. The NAREIT definition of Funds from Operations does not exclude the aforementioned item. The Company's Funds from Operations may not be directly comparable to similarly titled measures reported by other real estate investment trusts. Funds from Operations does not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities
                    (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.


RECONCILIATION OF NET INCOME DETERMINED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES TO FUNDS FROM OPERATIONS:

                                                                        1999        1998        1997
                                                                      --------    --------    --------
   Net Income available to common stockholders                        $  76,658   $ 53,012    $ 89,551

   Extraordinary item - charges related to early retirement of debt      13,796      4,749       1,152

   Allocations to Operating Partnership unitholders                      33,058     29,794      49,997

   Net gain on sales                                                    (4,412)       (196)    (63,813)

   Depreciation and amortization                                        155,134    104,915      70,738
                                                                      ---------   --------    --------

   Funds From Operations                                              $ 274,234   $192,274    $147,625
                                                                      =========   ========    ========


                                    26 of 39

                         GENERAL GROWTH PROPERTIES, INC.




ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                             All references to numbered Notes are to specific footnotes to the Consolidated Financial Statements of the Company included in this Annual Report, which descriptions are incorporated into the applicable response by reference. The following discussion should be read in conjunction with such Consolidated Financial Statements and related Notes. Capitalized terms used but not defined in this Management's Discussion of Financial Condition and Results of Operations have the same meanings as in such Notes.

  CERTAIN INFORMATION ABOUT  As of December 31, 1999, the Company owned 100% of
  THE COMPANY PORTFOLIO      the fifty-two Wholly-Owned Centers, 50% of the
                             stock of GGP/Homart, 50% of the stock of GGP/Homart
                             II, 51% of the stock of GGP Ivanhoe, 51% of the stock of GGP Ivanhoe III, 50% of Quail Springs Mall and Town East Mall, (collectively, the "Company
                             Portfolio") and a non-voting preferred stock ownership interest (representing 95% of the equity interest) in GGMI. The Company is also in the process of constructing one additional center as discussed below. Reference is made to Notes 3 and 4 for a further discussion of such entities owned by the Company. As of December 31, 1999 GGP/Homart owned interests in twenty-three shopping centers, GGP/Homart II owned interests in seven shopping centers (including one currently under construction), GGP Ivanhoe owned interests in two shopping centers, and GGP Ivanhoe III owned interests in eight shopping centers.

                             As used in this annual report, the term "GLA" refers to gross leaseable retail space, including Anchors and mall tenant areas; the term "Mall GLA" refers to gross leaseable retail space, excluding Anchors; the term "Anchor" refers to a department store or other large retail store; the term "Mall Stores" refers to stores (other than Anchors) that are typically specialty retailers who lease space in shopping centers; and the term "Freestanding GLA" means gross leaseable area of freestanding retail stores in locations that are not attached to the primary complex of buildings that comprise a regional mall shopping center.

                             The Mall Store and Freestanding Store portions of the centers in the Company Portfolio which were not undergoing redevelopment on December 31, 1998, had an occupancy rate of approximately 88.6% as of such date. On December 31, 1999, the Mall Store and Freestanding Store portions of the centers in the Company Portfolio which were not undergoing redevelopment were approximately 90.1% occupied, representing an increase of 1.5% over 1998.

                             Total annualized sales averaged $341 per square foot for the Company Portfolio for the year ended December 31, 1999. For the year ended December 31, 1999, total Mall Store sales for the Company Portfolio increased by 10.1% over the same period in 1998. Comparable Mall Store sales are current sales of those certain tenants that were open during the previous measuring period compared to the sales of those same tenants for the previous measuring period. Therefore, Comparable Mall Store sales in the year ended December 31, 1999 are of those tenants that were also operating in the year ended December 31, 1998. Comparable Mall Store sales in the year ended December 31, 1999 increased by 6.1% over the same period in 1998.

                             The average Mall Store rent per square foot from leases that expired in the year ended December 31, 1999 was $26.04. The Company Portfolio benefited from increasing rents inasmuch as the average Mall Store rent per square foot on new and renewal leases



                                    27 of 39

                        GENERAL GROWTH PROPERTIES, INC.

                             executed during 1999 was $33.78, or $7.74 per square foot above the average for expiring leases.

                             Revenues are primarily derived from fixed minimum rents, percentage rents and recoveries of operating expenses from tenants. Inasmuch as the Company's financial statements reflect the use of the equity method to account for its investments in GGP/Homart, GGP/Homart II, GGP Ivanhoe, GGP Ivanhoe III, GGMI, Quail Springs Mall and Town East Mall, the discussion of results of operations which follows relates primarily to the revenues and expenses of the Wholly-Owned Centers.


RESULTS OF                   COMPARISON OF YEAR ENDED 1999 TO YEAR ENDED
OPERATIONS OF THE            DECEMBER 31, 1998 Total revenues for 1999 were
COMPANY                      $612.3 million, which represents an increase of
                             $185.7 million or approximately 43.5% from $426.6 million in 1998. Approximately $168.2 million of the increase was from properties acquired or developed after January 1, 1998. Minimum rent during 1999 increased $118.5 million or 44.1% from $269.0 million in 1998 to $387.5 million. $103.8 million of the increase in minimum rent resulted from the acquisition and development of properties after January 1, 1998. Tenant recoveries (amounts received from tenants related to property operating costs) increased by $49.7 million or 38.0% from $130.9 million to $180.6 million in 1999. The increase in tenant recoveries was generated by a combination of new acquisitions and increased recoverable operating costs at the comparable centers (properties owned for the entire time during current and prior periods). Percentage rents and other income increased $16.8 million or 76.4%
                             from $22.0 million in 1998 to $38.8 million in 1999 primarily due to the acquisition of new properties and improved performance at the comparable centers.
                             Fee income increased slightly during 1999 as compared to the year ended December 31, 1998 primarily due to fee revenue generated by asset management services performed for the
                             Unconsolidated Joint Ventures.

                             Total expenses, including depreciation and amortization, increased by approximately 40.5% or $92 million, from $227.0 million in 1998 to $319 million in 1999. Approximately $86.5 million or 94.0% of the increase in total expenses related to properties acquired and developed since January 1, 1998. The remaining $5.5 million of the increase was primarily accounted for by increased operating costs, the majority of which were recoverable from tenants. The increase in total expenses consists of $12 million of real estate taxes, $2.3 million of management fees, $36.6 million of property operating costs, $2.0 million of provision for doubtful accounts, $1.3 million of general and administrative and $37.6 million of depreciation and amortization.

                             Interest expense increased by $60.2 million or 47.8% from $125.8 million in 1998 to $186 million in 1999. Debt used to fund acquisitions generated a $53.9 million increase in interest expense in 1999 compared to 1998. This increase was partially offset by the use of a portion of the proceeds of the Company's public offering of Common Stock to repay existing indebtedness. The note receivable from GGMI generated $11.4 million of interest income in 1999, an increase of $0.7million from $10.7 million in 1998.

                             Equity in net income of unconsolidated affiliates during 1999 increased by $8.6 million to $19.7 million from $11.1 million in 1998. The Company's equity in the earnings of GGP/Homart increased approximately $1.1 million, primarily due to the increase in average property occupancy, an increase in the ownership interest of GGP/Homart in The Parks at Arlington and an increase in the Company's ownership interest in


                                    28 of 39

                        GENERAL GROWTH PROPERTIES, INC.


                             GGP/Homart in 1999 versus 1998. The Company's equity in the earnings of GGMI resulted in an increase of approximately $3.9 million, primarily due to reduced write-offs of terminated third-party management contracts. GGP Ivanhoe III accounted for an increase of approximately $1.2 million due primarily to the acquisition of USPPI in June 1998 as described more fully in Note 4.

                             Net income after extraordinary items increased by approximately $34.7 million in 1999 to $101.1 million, from $66.4 million in 1998. The increase resulted from a combination of the above items.

                             COMPARISON OF YEAR ENDED DECEMBER 31, 1998 TO YEAR ENDED DECEMBER 31, 1997 Total revenues for 1998 were $426.6 million, which represents an increase of $135.5 million or approximately 46.5% from $291.1 million in 1997. Approximately $128.8 million or 95.1% of the increase was from properties acquired or developed after January 1, 1997. Minimum rent during 1998 increased $93.2 million or 53.0% from $175.8 million in 1997 to $269.0 million. The acquisition and development of properties after January 1, 1997 generated a $77.5 million increase in minimum rents. Expansion space, specialty leasing and a combination of occupancy, rental charges and allowance reserve adjustments at the comparable centers accounted for the remaining increase in minimum rents. Tenant recoveries increased by $33.6 million or 34.5% from $97.3 million to $130.9 million in 1998. The increase in tenant recoveries was generated by a combination of new acquisitions and increased recoverable operating costs at the comparable centers. Percentage rents and other income increased $8.4 million or 61.8% from $13.6 million in 1997 to $22.0 million in 1998 as a result of the acquisition of new properties and improved performance at the comparable centers. Fee income during 1998 was comparable to the year ended December 31, 1997. The fee revenue was primarily generated by asset management services performed for GGP/Homart.

                             Total expenses, including depreciation and amortization, increased by approximately 43.5% or $68.8 million, from $158.2 million in 1997 to $227.0 million in 1998. Virtually all of the increase in total expenses was attributable to properties acquired and developed since January 1, 1997. The increase in total expenses from the new properties consists of $13.4 million of real estate taxes, $1.0 million of management fees, $32.3 million of property operating costs, $0.9 million of provision for doubtful accounts, and $21.1 million of depreciation and amortization.

                             Net interest expense increased by $39.5 million or 56.2% from $70.3 million in 1997 to $109.8 million in 1998, substantially all due to indebtedness incurred in connection with the acquisition of new properties in 1997 and 1998. The note receivable from GGMI generated $10.7 million of interest income in 1998, an increase of $4.3 million from $6.4 million in 1997. The change was due to the increase in the outstanding balance of the note, the proceeds of which were primarily used to finance the cost of the Company's new corporate headquarters building in downtown Chicago.

                             Equity in net income of unconsolidated affiliates during 1998 decreased by $8.2 million to $11.1 million from $19.3 million in 1997. GGP/Homart accounted for an increase of approximately $1.4 million and the remaining property joint ventures accounted for an aggregate increase of $6.8 million. The Company's ownership interest in GGMI resulted in a decrease of $16.4 million, caused primarily by increased write-offs of terminated third-party management contracts.


                                    29 of 39

                        GENERAL GROWTH PROPERTIES, INC.


                             Net income decreased by approximately $23.2 million in 1998 to $66.4 million, from $89.6 million in 1997. Net income in 1997 included a $58.6 million gain on the January 1997 sale of the remaining investment in CenterMark. 1997 net income without the CenterMark gain (net of minority interest) would have been $52.9 million and 1998 net income increased by $13.5 million compared to this amount, primarily as a result of net income from newly acquired properties and higher income on comparable centers.

LIQUIDITY AND CAPITAL        As of December 31, 1999, the Company held
RESOURCES OF THE COMPANY     approximately $25.6 million of unrestricted cash
                             and cash equivalents. The Company uses operating cash flow as the principal source of internal funding for short-term liquidity and capital needs such as tenant construction allowances and minor improvements made to individual properties that are not recoverable through common area maintenance charges to tenants. External funding alternatives for longer-term liquidity needs such as acquisitions, new development, expansions and major renovation programs at individual centers include construction loans, mini-permanent loans, long-term project financing, joint venture financing with institutional partners, additional Operating
                             Partnership level or Company level equity securities, unsecured Company level debt or secured loans collateralized by individual shopping centers. Currently, the Company has access to the public equity and debt markets through a currently effective shelf registration statement under which up to $329.2 million in equity or debt securities may be issued from time to time. The Company also has a $200 million unsecured credit facility (the
                             "Credit Facility") which matures on July 31, 2000.
                             As of December 31, 1999, $160 million of the Credit
                             Facility was drawn.

                             As of December 31, 1999, the Company had consolidated debt of approximately $3,120 million, of which $1,725 million is comprised of debt bearing interest at a fixed rate, with the remaining $1,395 million bearing interest at floating rates. Reference is made to Note 5 and Items 2 and 7A of the Company's Annual Report on Form 10-K for additional information regarding the Company's debt and the potential impact on the Company of interest rate fluctuations.

                             The following summarizes certain significant financing and refinancing transactions completed since December 31,1998:

                             In January 1999, the Company obtained a $30 million short-term unsecured bank loan which bore interest at a floating market rate. The bank loan was repaid on May 21,1999 in conjunction with the replacement of the $55 million negative pledge (i.e., the promise not to encumber) of Coastland Mall with a ten-year 7.0% mortgage loan in the principal amount of $87 million collateralized by the Coastland Mall.

                             In January 1999, the Company obtained an additional $83.7 million floating rate interim loan (scheduled to mature June 1, 1999 but partially repaid in May, 1999 with the remainder subsequently extended to November 1999, and repaid as discussed below).

                             On January 11, 1999, the Company acquired The Crossroads Mall in Kalamazoo, Michigan. The aggregate purchase price was approximately $68 million, which was funded from the Company's new short-term floating rate interim loan described above. In May 1999, the Company obtained a new $45 million mortgage loan collateralized by The Crossroads Mall to replace a portion of the $83.7 million of interim financing. The new mortgage loan bears interest at 7.40% and matures in June 2009.


                                    30 of 39

                        GENERAL GROWTH PROPERTIES, INC.

                             The Company is currently negotiating a $90 million construction loan facility to finance the renovation currently underway at Park Mall in Tucson, Arizona (the final phase of which is expected to be completed in 2001). In conjunction with such negotiations, the Company obtained in April 1999 a $25 million short-term bank loan, which was increased to $50 million in October 1999. The loan is currently scheduled to mature on March 31, 2000, and the Company expects to obtain an extension of the maturity date. The Company is seeking a floating rate construction loan, which is expected to be replaced at project completion with permanent long-term mortgage non-recourse financing (see Note 5).

                             On April 29, 1999, the Company finalized the terms of a new $110 million construction loan facility that will be used to fund the remaining construction costs for RiverTown Crossings Mall (a recently completed project in Grandville (Grand Rapids), Michigan as more fully described in Note
                             2). Loan amounts drawn on the facility
                             (approximately $88 million) bear interest at a rate per annum equal to LIBOR plus 175 basis points. The Company expects to refinance this loan facility by the scheduled maturity of June 29, 2001 with permanent long-term financing collateralized by the center (see Note 5).

                             On July 1, 1999, the Company obtained approximately $57 million of permanent long term mortgage financing. The new mortgage loan, collateralized by the Apache Mall, bears interest at 7.0% and is scheduled to mature August 1, 2009.

                             On July 1, 1999, the Company obtained an extension of the maturity date of approximately $833 million of indebtedness (comprised of acquisition financing of $441 million and $392 million for MEPC and USPPI, respectively) from its scheduled maturity date on July 1, 1999 to October 1, 1999. In September 1999 the Company issued approximately $700 million of commercial mortgage backed securities maturing October 2004 assuming the exercise of no-cost extension options aggregating two years (the GGP-Ivanhoe CMBS as more fully described in Note 5). The Company used the proceeds from the issuance of the GGP Ivanhoe CMBS to repay most of the $441 million of the MEPC Acquisition Financing and, with capital contributions from Ivanhoe, the $392 million interim loan collateralized by the USPPI portfolio. In September 1999, the Company also obtained a $95 million unsecured interim loan to provide among other things, the remaining amount to retire the MEPC Acquisition Financing. The unsecured interim loan, as more fully described in Note 5, required periodic principal payments ($12 million paid as of December 31, 1999) until its July, 2000 maturity and was fully repaid in January 2000 as described below.

                             During July 1999, General Growth completed the 1999 Offering as more fully described in Note 1. General Growth received net proceeds of approximately $330.3 million from the sale of 10,000,000 shares of Common Stock which were ultimately used to pay a portion of the purchase price for the Ala Moana Center.

                             On July 26, 1999, the Company obtained a ten-year loan in the principal amount of $100 million collateralized by a mortgage encumbering Cumberland Mall in Atlanta, Georgia. The loan proceeds were used to repay a portion of the MEPC Acquisition Financing which had been collateralized by a mortgage on the MEPC Portfolio (which includes Cumberland Mall).



                                    31 of 39

                        GENERAL GROWTH PROPERTIES, INC.


                             On July 30, 1999, the Company obtained a three month loan (with an additional three-month extension option) in the principal amount of $25 million collateralized by a negative pledge (i.e., the promise not to encumber) of Eagle Ridge Mall in Lake Wales, Florida. This loan was repaid in October 1999 with a portion of the proceeds of the $130 million two-year mortgage pool financing described below and in Note 5. The proceeds of the loan were distributed to the Operating Partnership to fund ongoing acquisition and development activity.

                             During July 1999, the $100 million loan
                             collateralized by Northbrook Court was extended from its scheduled maturity of August 1, 1999 to November 30, 1999. Due to the formation of Homart II as described below and in Note 4, this $100 million loan was repaid by GGP/Homart II on November 30, 1999 with the proceeds from new commercial mortgage-backed securities, collateralized by a portion of GGP/Homart II's portfolio of properties (including Northbrook Court).

                             On July 30, 1999, the Company acquired 100% of the Ala Moana Center in Honolulu, Hawaii, as more fully described in Note 3. The transaction was funded by a new $438 million short-term first mortgage loan and approximately $294 million in cash including a portion of the net proceeds of the 1999 Offering as further described in Note 1. The Company repaid the short-term mortgage loan in August 1999 through the issuance of $500 million of commercial mortgage-backed securities maturing September 2004 (assuming the exercise of no-cost extension options aggregating two years) as more fully described in
                             Note 5. The Company may discuss with institutional investors the formation of a new joint venture to own the property. The terms of any joint venture and the Company's interest in any joint venture, have not been determined and the Company may not ultimately elect to form any such joint venture.

                             On September 28, 1999 GGP Ivanhoe III acquired the Oak View Mall in Omaha, Nebraska, and on December 22, 1999 it acquired the Eastridge Mall in San Jose, California. The aggregate purchase price for the two properties was approximately $160 million, financed by capital contributions from its partners, a new $83 million long-term mortgage loan and approximately $30 million of other short-term floating rate debt.

                             Additionally, in September 1999, the Company agreed to advance approximately $31 million collateralized by a second mortgage on the Crossroads Center in St. Cloud (Minneapolis), Minnesota. In connection with the second mortgage, the Company may be required to or may elect to acquire the property in April 2000 as more further described in Note 3.

                             In October 1999, the Company acquired the Baybrook Mall in Houston, Texas. The aggregate purchase price was approximately $133 million, which was paid with the proceeds of a ten year $95 million mortgage on the property and the proceeds of other new secured financing.

                             In October 1999, the Company obtained a $130 million two-year term loan collateralized by six properties which is scheduled to mature in October 2001 as more fully described in Note 5.


                                    32 of 39

                        GENERAL GROWTH PROPERTIES, INC.


                             In November 1999, the Company formed GGP/Homart II, a new joint venture with the New York State Common Retirement Fund, its venture partner in GGP/Homart. GGP/Homart II owns three regional malls contributed by New York State Common Retirement Fund and three operating regional malls and one mall currently under construction contributed by the Company (Note
                             4).

                             In January 2000, the Company obtained a new $200 million unsecured short-term bank loan. The initial funding of $120 million on this loan was used to fund ongoing redevelopment projects and repay the interim loan obtained in September 1999. This loan bears interest at LIBOR plus 150 basis points and matures concurrently with the July 2000 maturity of the Company's Credit Facility. The Company currently expects to jointly refinance these obligations when due with a new revolving credit facility and term loans.

                             Approximately $318 million of the Company's debt is scheduled to mature in 2000. Although agreements to refinance all of such indebtedness have not yet been reached, the Company anticipates that all of its debt will be repaid on a timely basis. Other than as described above or in conjunction with possible future acquisitions, there are no current plans to incur additional debt or raise equity capital. If additional capital is required, the Company believes that it can obtain an interim bank loan, obtain additional mortgage financing on under-leveraged assets, enter into new joint venture partnership arrangements or raise additional debt or equity capital. However, there can be no assurance that the Company can obtain such financing on satisfactory terms. The Company will continue to monitor its capital structure, investigate potential joint venture arrangements and purchase additional properties if they can be acquired and financed on terms that the Company reasonably believes will enhance long-term stockholder value. When property operating cash flow has been increased, the Company will consider the refinancing of portions of its long-term floating rate debt to pooled or property-specific non-recourse fixed-rate mortgage financing.

                             Net cash provided by operating activities was $222.1 million in 1999, an increase of $103.8 million from $118.3 million in the same period in 1998. Net income before allocations to the minority interest increased $48 million, which was primarily due to earnings attributable to properties acquired in 1999 and 1998. Another significant change in cash provided by operating activities was a $37.6 million net change in cash flows from operating activities in 1999 as compared to 1998 related to depreciation and amortization.

SUMMARY OF INVESTING         Net cash used by investing activities was $1,254.7
ACTIVITIES                   million in 1999 compared to $1,513.1 million of
                             cash used in 1998. Cash flow from investing activities was impacted by acquisitions, development and improvements to real estate properties, which utilized cash of approximately
                             $1,248.4 million in 1999 and $1,360.1 million in 1998.

                             Net cash used by investing activities in 1998 was $1,513.1 million, compared to a use of $183.5 million in 1997. Cash flow from investing activities was affected by the timing of acquisitions, development and improvements to real estate properties, requiring a use of cash of approximately $1,360.1 million in 1998 compared to $200.6 million in 1997. The proceeds from the sale of CenterMark provided funds of $130.5 million in 1997.


                                    33 of 39

                        GENERAL GROWTH PROPERTIES, INC.


SUMMARY OF FINANCING         Financing activities provided cash of $1,038.5
ACTIVITIES                   million in 1999, compared to $1,388.6 million in
                             1998. The Common Stock offering in July 1999
                             provided net proceeds of approximately $330.3 million which, as described in Note 1, was utilized to reduce outstanding indebtedness and to fund the acquisition of the Ala Moana Center. As also described in Note 1, the Company completed a public offering of preferred stock in June 1998, the net proceeds of which (approximately $322.7 million) were used primarily to reduce acquisition-related financing and amounts drawn on the Company's Credit
                             Facility. Such payments are reflected in the use of cash for financing activities for principal payments on mortgage notes and other debt in 1999 and 1998. An additional significant contribution of cash from financing activity is financing from mortgages and acquisition debt, which had a positive impact of $1,736 million in 1999 versus approximately $2,093 million in 1998. The additional financing was used to repay existing indebtedness and to fund the acquisitions and redevelopment of real estate as discussed above.
                             The remaining use of cash consisted primarily of increased distributions (including dividends paid to preferred stockholders in 1999 and 1998).

                             Financing activities in 1998 provided $1,388.6 million of cash compared to a $92 million source of cash flow in 1997. Distributions to common stockholders and the minority interest in the Operating Partnership were $103.1 million in 1998 compared to $88.9 million in 1997. The increase in distributions is due to the increased distribution rate and additional shares of Common Stock and Operating Partnership Units outstanding during 1998 compared to 1997. Net proceeds from the issuance of common stock during 1997 provided $165.8 million of cash flow. Net borrowing activity provided $29.6 million of cash flow in 1998 compared to $37.7 million in 1997. The purchase of treasury stock used $5.7 million of cash flow during 1997.

                             General Growth has, effective January 1, 2000, established a Dividend Reinvestment and Stock Purchase Plan ("DRSP"). General Growth has reserved for issuance up to 1,000,000 shares of Common Stock for issuance under the DRSP. The DRSP will, in general, allow participants in the plan to make purchases of Common Stock from dividends received or additional cash investments. Although the purchase price of the Common Stock will be determined by the current market price, the purchases will be made without fees or commissions. General Growth will satisfy DRSP Common Stock purchase needs through the issuance of new shares of Common Stock or by repurchases of currently outstanding Common Stock. Any new issuances of Common Stock pursuant to the DRSP will not reduce amounts otherwise available under the Company's currently effective shelf-registration described above.

REIT REQUIREMENTS            In order to remain qualified as a real estate
                             investment trust for federal income tax purposes, the Company must distribute 100% of capital gains and at least 95% of its ordinary taxable income to stockholders. The following factors, among others, will affect operating cash flow and, accordingly, influence the decisions of the Board of Directors regarding distributions: (i) scheduled increases in base rents of existing leases; (ii) changes in minimum base rents and/or percentage rents attributable to replacement of existing leases with new or renewal leases; (iii) changes in occupancy rates at existing centers and procurement of leases for newly developed centers; and (iv) the Company's share of operating cash flow generated by GGMI and the Unconsolidated Joint Ventures, to the extent distributed to the Company, less oversight costs and debt service on additional loans that were incurred to finance Company acquisitions. The


                                    34 of 39

                        GENERAL GROWTH PROPERTIES, INC.


                             Company anticipates that its operating cash flow, and potential new debt or equity from future offerings, new financings or refinancings will provide adequate liquidity to conduct its operations, fund general and administrative expenses, fund operating costs and interest payments and allow distributions to the Company's preferred and common stockholders in accordance with the requirements of the Internal Revenue Code of 1986, as amended, for continued qualification as a real estate investment trust and to avoid any Company level federal income or excise tax.

RECENTLY ISSUED ACCOUNTING   As more fully described in Note 12, certain
PRONOUNCEMENTS               accounting  pronouncements  were issued in 1999,
                             which became effective in 1999 or will become effective in 2000. The Company does not expect the application of such new pronouncements to have a significant impact on its annual reported results of operations.

YEAR 2000 DISCLOSURES        The Year 2000 problem resulted from the use of a
                             two digit year date instead of a four digit date in the programs that operate computers (information technology or "IT" systems) and other devices (i.e.
                             "non-IT" systems such as elevators, utility monitoring systems and time clocks that use computer chips). Systems with a Year 2000 problem had programs that were written to assume that the first two digits for any date used in the program would always be "19". Unless corrected, this assumption could have resulted in problems when the century date occurred. On that date, these computer programs could have misinterpreted the date January
                             1, 2000, as January 1, 1900. This could have caused systems to incorrectly process critical financial and operational information, generate erroneous information or fail altogether. The Year 2000 issue was expected to affect almost all companies and organizations.

THE COMPANY'S YEAR 2000      The Company recently upgraded its major information
EXPERIENCE:                  systems, including its databases and primary
                             accounting software, which were fully operational prior to December 31, 1999. These upgrades were performed primarily for the purpose of routine improvements to the Company's information systems and were initiated in advance of any concern for the Year 2000 issue. The Company also evaluated several other smaller non-IT systems (i.e. time keeping systems, elevators, etc.) to verify that they were Year 2000 compliant. The non-IT systems evaluation process resulted in upgrades or replacements purchased for certain non-IT systems found to be not Year 2000 compliant. The cost of the required upgrades was not significant.

                             As of the date of this report, the Company's IT systems and non-IT systems have not encountered any significant Year 2000 operating problems. In addition, there were no significant third-party Year 2000 operating problems that had any impact on the Company's operations. Therefore, the Company does not expect to incur any significant additional costs relating the Year 2000 issue.

ECONOMIC CONDITIONS          Inflation has been relatively low and has not had a
                             significant detrimental impact on the Company.
                             Should inflation rates increase in the future, substantially all of the Company's tenant leases contain provisions designed to mitigate the negative impact of inflation. Such provisions include clauses enabling the Company to receive percentage rents based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than 10 years which may enable the Company to replace or renew expiring leases with new leases at higher base and/or percentage rents, if rents under the expiring leases are below the then-existing market rates. Finally, most of the existing leases require the tenants to pay their share of certain


                                    35 of 39

                        GENERAL GROWTH PROPERTIES, INC.


                             operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

                             Inflation also poses a potential threat to the Company due to the possibility of future increases in interest rates. Such increases would adversely impact the Company due to the amount of its outstanding floating rate debt. However, in recent years, the Company's ratio of interest expense to cash flow has continued to decrease. Therefore, the relative risk the Company bears due to interest expense exposure has been declining. In addition, the Company has a policy of replacing floating rate debt with fixed rate debt as market conditions allow. (See also Note 5).

                             A number of local, regional and national retailers, including tenants of the Company, filed for bankruptcy protection during the last few years. Most of the bankrupt retailers reorganized their operations and/or sold stores to stronger operators. Although some leases were terminated pursuant to the lease cancellation rights afforded by the bankruptcy laws, the impact on Company earnings was negligible. Over the last three years, the provision for doubtful accounts has averaged only $3.3 million per year, which represents less than 1% of average total revenues of $443.4 million.

                             The Company and its affiliates currently have interests in 93 shopping centers. The Portfolio Centers are diversified both geographically and by property type (both major and middle market properties) and this may mitigate the impact of a potential economic downturn at a particular property or in a particular region of the country.

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

                             The Internet and electronic retailing are growing at significant rates. In 1999 the Company launched a new website - Mallibu.com - and has engaged in a number of other e.business initiatives. Although the amount of retail sales conducted solely via the Internet is expected to rise in the future, the Company believes that traditional retailing and "e-tailing" will converge such that the regional mall will continue to be a vital part of the overall mix of shopping alternatives for the consumer.


ITEM 7A. QUANTITATIVE AND    The Company has not entered into any transactions
QUALITATIVE DISCLOSURES      using derivative commodity instruments. The Company
ABOUT MARKET RISK            is subject to market risk associated with changes
                             in interest rates. The economy is currently in a period of rising interest rates. Interest rate exposure is principally limited to the $1,395 million of consolidated debt of the Company outstanding at December 31, 1999 that is priced at interest rates that float with the market. A 25 basis point movement in the interest rate on the floating rate debt would result in an approximate
                             $3.5 million annualized increase or decrease in interest expense and a corresponding opposite effect on cash flows. Additionally, approximately
                             $859 million of such floating rate consolidated debt is comprised of commercial mortgage-backed securities which are subject to interest rate cap agreements, the effect of which is to limit the interest rate the Company would be


                                    36 of 39

                        GENERAL GROWTH PROPERTIES, INC.


                             required to pay on such debt to no more than approximately 9% per annum. The remaining $1,725 million of consolidated debt is fixed rate debt. The Company has an ongoing program of refinancing its floating and fixed rate debt and believes that this program allows it to vary its ratio of fixed to floating rate debt and to stagger its debt maturities in order to respond to changing market rate conditions. Reference is made to Item 2 above and Note 5 for additional debt information.


ITEM 8. FINANCIAL            Reference is made to the Index on page F-1 to
STATEMENTS AND               Financial Statements and Financial Statement
SUPPLEMENTARY DATA           Schedules for the required information.


ITEM 9. CHANGES IN AND       None.
DISAGREEMENTS WITH
ACCOUNTANTS ON ACCOUNTING
AND FINANCIAL DISCLOSURE


PART III

ITEM 10. DIRECTORS AND       The information which appears under the captions
EXECUTIVE OFFICERS OF THE    "Proposal No. 1 - Election of Directors" and
COMPANY                      "Executive Officers" in the Company's definitive
                             proxy statement for its 2000 Annual Meeting of Stockholders is incorporated by reference into this
                             Item 10.


ITEM 11. EXECUTIVE           The information which appears under the caption
COMPENSATION                 "Executive Compensation" in the Company's
                             definitive proxy statement for its 2000 Annual
                             Meeting of Stockholders is incorporated by reference into this Item 11; provided, however, that neither the Report of the Compensation
                             Committee of the Board of Directors on Executive
                             Compensation nor the Performance Graph set forth therein shall be incorporated by reference herein, in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or in any of the Company's future filings.


ITEM 12. SECURITY            The information which appears under the captions
OWNERSHIP OF CERTAIN         "Certain Relationships and Related Transactions"
BENEFICIAL OWNERS AND        and "Common Stock Ownership of Management" in the
                             Company's definitive proxy statement for its 2000
                             Annual Meeting of Stockholders is incorporated by MANAGEMENT reference into this Item 12.


                                    37 of 39

                        GENERAL GROWTH PROPERTIES, INC.


ITEM 13. CERTAIN             The information which appears under the caption
RELATIONSHIPS AND RELATED    "Compensation Committee Interlocks and Insider
TRANSACTIONS                 Participation" and "Certain Relationships and
                             Related Transactions" in the Company's definitive proxy statement for its 2000 Annual Meeting of Stockholders is incorporated by reference into this
                             Item 13.


PART IV

ITEM 14. EXHIBITS,           (a)  Financial Statements and Financial Statement
FINANCIAL STATEMENTS,        Schedules.
SCHEDULES AND REPORTS ON
                             The financial statements and schedules
                             listed in the accompanying Index to FORM 8-K
                             Consolidated Financial Statements and Financial
                             Statement Schedules are filed as part of this Annual Report on Form 10-K.

                             (b) The following reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                                  1) Current Report on Form 8-K dated November 23, 1999, as amended by Form 8-K/A dated January 11, 2000, concerning the formation of GGP/Homart II. Financial statements relating to the formation of GGP/Homart II and other recent acquisitions of the Company were filed with this 8-K, as amended.

                             (c)  Exhibits.

                             See Exhibit Index on page S-1



                                    38 of 39

                        GENERAL GROWTH PROPERTIES, INC.


                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         GENERAL GROWTH PROPERTIES, INC.


By:  /s/ John Bucksbaum
---------------------------------
John Bucksbaum,
Chief Executive Officer                                                                 March 14, 2000


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                            TITLE                                DATE

 /s/ Matthew Bucksbaum
---------------------------------
Matthew Bucksbaum                       Chairman of the Board                           March 14, 2000


 /s/ Robert Michaels
---------------------------------
Robert Michaels                         President and Director                          March 14, 2000


 /s/ Bernard Freibaum
---------------------------------
Bernard Freibaum                        Executive Vice President, Chief Financial
                                        Officer and Principal Accounting Officer        March 14, 2000


 /s/ Anthony Downs
---------------------------------
Anthony Downs                           Director                                        March 14, 2000


 /s/ Morris Mark
---------------------------------
Morris Mark                             Director                                        March 14, 2000


 /s/ Beth Stewart
---------------------------------
Beth Stewart                            Director                                        March 14, 2000


 /s/ Lorne Weil
---------------------------------
A. Lorne Weil                           Director                                        March 14, 2000


                                    39 of 39

                         GENERAL GROWTH PROPERTIES, INC.



                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      AND CONSOLIDATED FINANCIAL STATEMENT
                                    SCHEDULE


The following financial statements and financial statement schedule are included in Item 8 of this Annual Report on Form 10-K:

General Growth Properties, Inc.

Financial Statements                                                                            Page(s)

  Report of Independent Accountants                                                              F-2

  Consolidated Balance Sheets as of December 31, 1999 and 1998                                   F-3

  Consolidated Statements of Operations and Comprehensive Income
     for the years ended December 31, 1999, 1998 and 1997.                                       F-4

  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 1999, 1998 and 1997                                                F-5

  Consolidated Statements of Cash Flows for the years ended
     December 31, 1999, 1998 and 1997                                                            F-8

  Notes to Consolidated Financial Statements                                             F-9 to F-31


Financial Statement Schedule

  Report of Independent Accountants                                                             F-32

  Schedule III - Real Estate and Accumulated Depreciation                                       F-33



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

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
General Growth Properties, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of stockholders' equity and of cash flows present fairly, in all material respects, the consolidated financial position of General Growth Properties, Inc. as of December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and the significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion expressed above.





Chicago, Illinois                                     PricewaterhouseCoopers LLP
February 8, 2000

                         GENERAL GROWTH PROPERTIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 1999 AND 1998
              (Dollars in thousands, except for per share amounts)

ASSETS                                                                          DECEMBER 31,
------                                                                  -----------------------------
                                                                           1999               1998
                                                                        ----------         ----------
Investment in Real Estate:
Land                                                                    $  640,276         $  364,699
Buildings and equipment                                                  3,664,832          3,222,237
Less accumulated depreciation                                            (376,673)          (301,789)
Developments in progress                                                    21,443             89,860
                                                                        ----------         ----------
    Net property and equipment                                           3,949,878          3,375,007
Investment in Unconsolidated Real Estate Affiliates                        666,074            386,301
Mortgage note receivable                                                    31,065                  -
                                                                        ----------         ----------
    Net Investment in Real Estate                                        4,647,017          3,761,308

Cash and cash equivalents                                                   25,593             19,630
Tenant accounts receivable, net                                             84,123             74,585
Deferred expenses, net                                                      93,536             71,593
Investment in and note receivable from
 General Growth Management, Inc.                                            65,307             84,716
Prepaid expenses and other assets                                           39,319             15,642
                                                                        ==========         ===========
                                                                        $4,954,895         $4,027,474
                                                                        ==========         ==========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage notes and other debts payable                                  $3,119,534         $2,648,776
Distributions payable                                                       42,695             33,757
Accounts payable and accrued expenses                                      170,868            122,303
                                                                        ----------         ----------
                                                                         3,333,097          2,804,836
                                                                        ----------         ----------
Minority interest in Operating Partnership                                 356,540            299,431
                                                                        ----------         ----------

Commitments and contingencies                                                    -                  -
Convertible Preferred Stock: $100 par value; 5,000,000
 shares authorized; 345,000 designated as PIERS (Note 1)
 which are convertible and carry a $1,000 liquidation value, 337,500 of which were issued and outstanding at
 December 31, 1999 and 1998                                                337,500            337,500
                                                                        ----------         ----------

Stockholders' Equity:
 Common stock: $0.10 par value; 210,000,000 shares
  authorized; 51,697,425 and 39,000,972 shares issued
  and outstanding at December 31, 1999 and 1998, respectively                5,170              3,900
 Additional paid-in capital                                              1,199,921            843,238
 Retained earnings (deficit)                                              (272,199)          (258,267)
 Notes receivable - common stock purchase                                   (3,420)            (3,164)
 Accumulated equity in other comprehensive loss of unconsolidated
   affiliate                                                                (1,714)                 -
                                                                        ----------         ----------
Total Stockholders' Equity                                                 927,758            585,707
                                                                        ----------         ----------
                                                                        $4,954,895         $4,027,474
                                                                        ==========         ==========


The accompanying notes are an integral part of these consolidated financial statements.

                         GENERAL GROWTH PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
              (Dollars in thousands, except for per share amounts)


                                                                        YEARS ENDED DECEMBER 31,
                                                                 1999              1998              1997
                                                               --------          --------          --------
Revenues:
     Minimum rents                                             $387,547          $268,976          $175,830
     Tenant recoveries                                          180,584           130,903            97,291
     Percentage rents                                            27,011            16,226             7,976
     Other                                                       11,795             5,796             5,577
     Fee Income                                                   5,405             4,675             4,473
                                                               --------          --------          --------
         Total Revenues                                         612,342           426,576           291,147
                                                               --------          --------          --------

Expenses:
     Real estate taxes                                           45,572            33,548            20,761
     Management fee to affiliate                                  6,612             4,288             3,308
     Property operating                                         143,622           106,986            79,175
     Provision for doubtful accounts                              4,425             2,451             3,025
     General and administrative                                   5,857             4,511             3,408
     Depreciation and amortization                              112,874            75,227            48,509
                                                               --------          --------          --------
         Total Expenses                                         318,962           227,011           158,186
                                                               --------          --------          --------
         Operating Income                                       293,380           199,565           132,961

Interest income                                                  16,482            16,011             8,523
Interest expense                                               (185,984)         (125,851)          (78,775)
Equity in net income (loss) of unconsolidated affiliates         19,689            11,067            19,344
Net gain on sales                                                 4,412               196            58,647
                                                               --------          --------          --------
Income before extraordinary items &
     allocation to minority interest                            147,979           100,988           140,700
Income allocated to minority interest                           (33,058)          (29,794)          (49,997)
                                                               --------          --------          --------
Income before extraordinary items                               114,921            71,194            90,703
Extraordinary Items                                             (13,796)           (4,749)           (1,152)
                                                               --------          --------          --------
     Net Income                                                 101,125            66,445            89,551
Convertible Preferred Stock Dividends                           (24,467)          (13,433)                -
                                                               --------          --------          --------
     Net income available to common stockholders               $ 76,658          $ 53,012          $ 89,551
                                                               ========          ========          ========
Earnings before extraordinary item per share - basic           $   1.97          $   1.60          $   2.78
                                                               ========          ========          ========
Earnings before extraordinary item per share - diluted         $   1.96          $   1.59          $   2.76
                                                               ========          ========          ========

Net earnings per share - basic                                 $   1.67          $   1.46          $   2.75
                                                               ========          ========          ========
Net earnings per share - diluted                               $   1.66          $   1.46          $   2.73
                                                               ========          ========          ========

Net Income                                                     $101,125          $ 66,445          $ 89,551
Other comprehensive income (loss):
     Equity in unrealized loss on available-for-sale
       securities of unconsolidated affiliate, net of
       minority interest                                         (1,714)                -                 -
                                                               ========          ========          ========
Comprehensive income                                           $ 99,411          $ 66,445          $ 89,551
                                                               ========          ========          ========



The accompanying notes are an integral part of these consolidated financial statements.

                         GENERAL GROWTH PROPERTIES, INC.


                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              (Dollars in Thousands, except for Per Share Amounts)



                                                                 ADDITIONAL  RETAINED               EMPLOYEE      TOTAL
                                              COMMON STOCK        PAID-IN   EARNINGS    TREASURY     STOCK     STOCKHOLDERS'
                                         SHARES       AMOUNT      CAPITAL   (DEFICIT)    STOCK       LOANS        EQUITY
                                       ----------     -------    --------   ---------   --------    -------    -------------

Balance, December 31, 1996             30,789,185     $ 3,079    $595,628   $(268,440)  $      -    $     -    $330,267
                                                                               89,551                            89,551
Net income
Cash distributions declared
    ($1.80 per share)                                                         (59,779)                          (59,779)
Issuance of common stock,
    less $533 of issuance costs         4,927,680         493     165,270                                       165,763
Issuance of common stock for services       2,000                      50                                            50
Exercise of stock options                  44,500                     147        (471)     1,185                    861
Purchase treasury stock                  (171,213)                                        (5,748)                (5,748)
Conversion of  operating partnership
    units to common stock                  42,825           5         776                                           781
Adjustment for minority interest
    in operating partnership                                      (23,241)                                      (23,241)
                                       ----------     -------    --------   ---------    -------    -------    ---------


Balance, December 31, 1997             35,634,977     $ 3,577    $738,630   $(239,139)   $(4,563)   $     -    $498,505

Net income                                                                     66,445                            66,445
Cash distributions declared
    ($1.88 per share)                                                         (68,940)                          (68,940)
PIERS Dividends                                                               (13,433)                          (13,433)
Cost of issuance of preferred stock                               (14,814)                                      (14,814)
Exercise of stock options,
    net of employee stock loans           166,000          14       2,526        (530)    1, 154     (3,164)          -
Purchase treasury stock                   (32,350)                                        (1,136)                (1,136)
Conversion of operating partnership
    units to common stock               3,232,345         309      47,932      (2,670)     4,545                 50,116
Adjustment for minority interest
    in operating partnership                                       68,964                                        68,964



----------
continued on next page

                        GENERAL GROWTH PROPERTIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              (Dollars in Thousands, except for Per Share Amounts)
                                  - continued -


                                                               ADDITIONAL   RETAINED              EMPLOYEE      TOTAL
                                              COMMON STOCK      PAID-IN     EARNINGS    TREASURY   STOCK   STOCKHOLDERS'
                                          SHARES       AMOUNT   CAPITAL     (DEFICIT)     STOCK    LOANS      EQUITY
                                        ----------     ------  ----------   ---------     -----   -------  -------------

Balance, December 31, 1998              39,000,972     $3,900  $  843,238   $(258,267)    $   -   $(3,164)    $585,707
                                        ----------     ------  ----------   ---------     -----   -------     --------


Net income                                                                    101,125                          101,125
Cash distributions declared
    ($1.98 per share)                                                         (90,590)                         (90,590)
PIERS Dividends                                                               (24,467)                         (24,467)
Issuance of common stock,
    net of $1,929 of issuance costs     10,000,000      1,000     329,296                                      330,296
Exercise of stock options,
    net of employee stock loans             60,000          6       1,134                            (380)         760
Reduction in employee stock loans
Conversion of operating partnership                                                                   124          124
    units to common stock
Conversion of interests
    in GGP/Homart to Common Stock        2,603,291        261      90,252                                       90,513
Conversion of operating partnership
    units to common stock                   33,162          3         519                                          522
Adjustment for minority interest
    in operating partnership                                      (64,518)                                     (64,518)
                                        ----------     ------  ----------   ---------     -----   -------     --------

    Totals                              51,697,425     $5,170  $1,199,921   $(272,199)    $   -   $(3,420)    $929,472
                                        ==========     ======  ==========   =========     =====   =======     ========

Accumulated equity in other
    comprehensive loss of
    unconsolidated affiliate                                                                                    (1,714)
                                                                                                              --------

Balance, December 31, 1999                                                                                    $927,758
                                                                                                              ========



The accompanying notes are an integral part of these consolidated financial statements.

                        GENERAL GROWTH PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              (Dollars in thousands, except for per share amounts)


                            YEARS ENDED DECEMBER 31,
                                                                1999                1998                1997
                                                             ----------          ----------           --------
Cash flows from operating activities:
 Net Income                                                  $  101,125          $   66,445           $ 89,551
 Adjustments to reconcile net income to
     net cash provided by operating activities:
 Minority interest                                               33,058              29,794             49,997
 Net gain on sales                                               (4,412)               (196)           (58,647)
 Extraordinary items                                             10,454                   -                 79
 Equity in net income of unconsolidated affiliates              (19,689)            (11,067)           (19,344)
 Provision for doubtful accounts                                  4,425               2,451              3,025
 Distributions received from unconsolidated affiliates           29,825              21,672             16,506
 Depreciation                                                   105,046              68,494             44,551
 Amortization                                                     7,828               6,733              3,957
Net Changes:
 Tenant accounts receivable                                     (26,856)            (42,187)           (12,490)
 Prepaid expenses and other assets                               (9,183)             (6,557)                46
 Accounts payable and accrued expenses                           (9,487)            (17,278)           (16,082)
                                                             ----------          ----------           --------
       Net cash provided by (used in) operating activities      222,134             118,304            101,149
                                                             ----------          ----------           --------

Cash flows from investing activities:
 Acquisition/development of real estate
     and additions to properties                             (1,248,371)         (1,360,071)          (200,564)
 Increase in investments in unconsolidated affiliates           (55,361)            (92,990)           (86,233)
 Increase in mortgage note receivable                           (31,065)                  -                  -
 Change in notes receivable from General
     Growth Management, Inc.                                      6,671             (33,031)           (24,045)
 Reduction in employee stock loans                                  124                   -                  -
 Proceeds received from sale of CenterMark stock                      -                   -            130,500
 Distributions received from unconsolidated affiliates           89,734               6,485              3,846
 Increase in deferred expenses                                  (16,429)            (33,540)            (7,039)
                                                             ----------          ----------           --------
      Net cash provided by (used in) investing activities    (1,254,697)         (1,513,147)          (183,535)
                                                             ----------          ----------           --------

Cash flows from financing activities:
 Cash distributions paid to common stockholders                (82,439)             (66,639)           (56,989)
 Cash distributions paid to minority interest                  (38,434)             (36,467)           (31,884)
 Proceeds from exercised options                                    760                   -                861
 Proceeds of preferred stock issuance,
     net of issuance costs of $14,814                                 -             322,686                  -
 Proceeds of common stock issuance, net of
     issuance costs of $1,929 in 1999 and $533 in 1997          330,296                   -             165,763
 Capital contribution from minority interest                          -                 119                   -


continued on next page

                        GENERAL GROWTH PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              (Dollars in thousands, except for per share amounts)
                                  - continued -


                            YEARS ENDED DECEMBER 31,
                                                                1999                1998                1997
                                                             ----------          ----------           ---------
 Payment of dividends on PIERS                               $  (24,467)         $   (7,316)          $       -
 Proceeds from issuance of mortgage / other
     notes payable                                            1,736,072           2,093,000             832,525
 Principal payments on mortgage notes and
     other debts payable                                       (867,713)           (913,229)           (802,929)
 Purchase of treasury stock                                           -              (1,136)             (5,748)
 Increase in deferred financing costs                           (15,549)             (2,443)             (9,262)
                                                             ----------          ----------           ---------
     Net cash provided by (used in) financing activities      1,038,526           1,388,575              92,337
                                                             ----------          ----------           ---------

Net change in cash and cash equivalents                           5,963              (6,268)              9,951
     Cash and cash equivalents at beginning of year              19,630              25,898              15,947
                                                             ==========          ==========           =========
     Cash and cash equivalents at end of year                $   25,593          $   19,630           $  25,898
                                                             ==========          ==========           =========
Supplemental disclosure of cash flow information:
     Interest paid                                           $  197,178          $  128,987           $  79,787
     Interest capitalized                                        17,166              12,028               4,753
                                                             ==========          ==========           =========

Non-cash investing and financing activities:
 Debt assumed as consideration to seller for purchase
     of real estate                                          $        -          $ 289,530            $185,298
 Treasury stock exchanged for Operating Partnership Units             -              1,875                   -
 Common stock issued in exchange for Operating
     Partnership Units                                              522             48,241                 781
 Common stock issued in exchange for GGP/Homart stock            90,513                  -                   -
 Contribution of property, other assets and related debt,
     net to GGP/Homart II                                       224,033                  -                   -
 Notes receivable issued for exercised stock options                380              3,164                   -
 Operating Partnership Units and common stock
     issued as consideration for purchase of real estate              -            163,514              30,408
 Penalty on retirement of debt                                    8,655                  -                   -
 Distributions payable                                           42,695             33,757              24,421


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

                             During July 1999, General Growth completed a public offering of 10,000,000 shares of Common Stock (the "1999 Offering"). General Growth received net proceeds of approximately $330,296 of which a portion was used to reduce outstanding loans including certain indebtedness to affiliates of the underwriter of the 1999 Offering. In addition, a portion of the proceeds of the 1999 Offering were used to fund a portion of the purchase price of Ala Moana Center (Note 3).

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

SHAREHOLDER RIGHTS PLAN      In November  1998,  General  Growth  adopted a
                             shareholder rights plan (the "Plan"), pursuant to which General Growth declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock outstanding on December 10, 1998 to the shareholders of record on that date. Prior to becoming exercisable, the Rights trade together with the Common Stock. In general, the Rights will become exercisable if a person or group acquires or announces a tender or exchange offer for 15% or more of the Common Stock.
                             Each Right will initially entitle the holder to purchase from General Growth one one-thousandth of a share of newly-created Series A Junior
                             Participating Preferred Stock, par value $100 per share (the "Preferred Stock"), at an exercise price of $148 per one one-thousandth of a share, subject to adjustment. In the event that a person or group acquires 15% or more of the Common Stock, each Right

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

                             will entitle the holder (other than the acquirer) to purchase shares of Common Stock (or, in certain circumstances, cash or other securities) having a market value of twice the exercise price of a Right at such time. Under certain circumstances, each Right will entitle the holder (other than the acquirer) to purchase common stock of the acquirer having a market value of twice the exercise price of a Right at such time. In addition, under certain circumstances, the Board of Directors of General Growth may exchange each Right (other than those held by the acquirer) for one share of Common Stock, subject to adjustment. The Rights expire on November 18, 2008, unless earlier redeemed by the General Growth for $0.01 per Right or such expiration date is extended.

                             OPERATING PARTNERSHIP
                             The Operating Partnership commenced operations on April 15, 1993 and as of December 31, 1999, it owned 100% of fifty-two regional shopping centers (the "Wholly-Owned Centers"); 50% of the stock of GGP/Homart, Inc. ("GGP/Homart"), 50% of the stock of GGP/Homart II, L.L.C. ("GGP/Homart II"), 51% of GGP Ivanhoe, Inc. ("GGP Ivanhoe"), 51% of GGP Ivanhoe III, Inc. ("GGP Ivanhoe III"), 50% of Quail Springs Mall and Town East Mall, (collectively the "Unconsolidated Joint Ventures"), and a 100% non-voting preferred stock interest representing 95% of the equity interest in General Growth Management, Inc. ("GGMI"). As of such date, GGP/Homart owned interests in twenty-three shopping centers, GGP/Homart II owned interests in seven shopping centers (including one shopping center under construction), GGP Ivanhoe owned 100% of two shopping centers, and GGP Ivanhoe III (through a wholly owned subsidiary) owned 100% of eight shopping centers.

                             As of December 31, 1999, the Company owned an approximate 72% general partnership interest in the Operating Partnership (excluding its preferred units of partnership interest as discussed below). The remaining approximate 28% minority interest in the Operating Partnership is held by limited partners that include trusts for the benefit of the families of the original stockholders who initially owned and controlled the Company and subsequent contributors of properties to the Company. These minority interests are represented by common units of limited partnership interest in the Operating Partnership (the "Units"). The Units can be redeemed for cash or, at General Growth's election with certain restrictions, for shares of Common Stock on a one-for one basis. The holders of the Units also share equally with General Growth's common stockholders on a per share basis in any distributions by the Operating Partnership on the basis that one Unit is equivalent to one share of Common Stock.

                             In connection with the issuance of the Depositary Shares and in order to enable General Growth to comply with its obligations in respect to the PIERS, the Operating Partnership Agreement was amended to provide for the issuance to General Growth of preferred units of limited partnership interest (the "Preferred Units") in the Operating Partnership which have rights, preferences and other privileges, including distribution, liquidation, conversion and redemption rights, that mirror those of the PIERS. Accordingly, the Operating Partnership is required to make all required distributions on the Preferred Units prior to any distribution of cash or assets to the holders of the Units. At December 31, 1999, 100% of the Preferred Units of the Operating Partnership (337,500) were owned by General Growth.

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

                             Changes in outstanding Operating Partnership Units (excluding the Preferred Units) for the three years ending December 31, 1999, are as follows:

                                                                                          UNITS
                                                                                       -----------

                             December 31, 1996                                          17,934,410

                                 Acquisition of Southlake Mall                             353,537
                                 Acquisition of Valley Hills Mall                          518,833
                                 Conversion to common stock                               (42,825)
                                                                                       -----------

                             December 31, 1997                                          18,763,955
                                 Acquisition of Southwest Plaza                            505,420
                                 Acquisition of Altamonte Mall                           3,683,143
                                 Acquisition of Mall St. Vincent                           111,181
                                 Conversion to common stock                            (3,232,345)
                                                                                       -----------

                             December 31, 1998                                         19,831,354
                                 Conversion to common stock                              (33,162)

                             December 31, 1999                                          19,798,192
                                                                                       ===========



                             BUSINESS SEGMENT INFORMATION
                             The Financial Accounting Standards Board (the "FASB") issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131") in June of 1997. Statement 131 requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise. The sole business of General Growth and its consolidated affiliates is the owning and operation of shopping centers. General Growth evaluates operating results and allocates resources on a property-by-property basis. General Growth does not distinguish or group its operations on a geographic basis. Accordingly, General Growth has concluded it has a single reportable segment for Statement 131 purposes. Further, all operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues. Therefore, no additional disclosure due to Statement 131 is currently required.

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)



NOTE 2                      PRINCIPLES OF CONSOLIDATION
SUMMARY OF SIGNIFICANT      The accompanying consolidated financial statements
ACCOUNTING                  include the accounts of the Company consisting of
POLICIES                    the fifty-two centers and the unconsolidated
                            investments in GGP/Homart, GGP/Homart II, GGP
                            Ivanhoe, GGP Ivanhoe III, Quail Springs Mall, Town
                            East Mall and GGMI. All significant intercompany balances and transactions have been eliminated.

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

                            The Company provides an allowance for doubtful accounts against the portion of accounts receivable which is estimated to be uncollectible. Such allowances are reviewed periodically based upon the recovery experience of the Company. Accounts receivable in the accompanying consolidated balance sheets are shown net of an allowance for doubtful accounts of $7,600 and $7,737 as of December 31, 1999 and 1998, respectively.

                            CASH AND CASH EQUIVALENTS
                            The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The cash and cash equivalents of the Company are held at two financial institutions.

                            DEFERRED EXPENSES
                            Deferred expenses consist principally of financing fees and leasing commissions, which are amortized over the terms of the respective agreements. Deferred expenses in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of $38,004 and $30,685 as of December 31, 1999 and 1998, respectively.

                            FAIR VALUE OF FINANCIAL INVESTMENTS
                            Statement No. 107, Disclosure about the Fair Value of Financial Instruments, ("SFAS No. 107"), issued by the Financial Accounting Standards Board ("FASB"), requires the disclosure of the fair value of the Company's financial instruments for which it is practicable to estimate that value, whether or not such instruments are recognized in the consolidated balance sheets. SFAS No. 107 does not apply to all balance sheet items and the Company has utilized market information as available or present value techniques to estimate the SFAS No. 107 values required to be disclosed. Since such values are estimates, there can be no assurance that the SFAS No. 107 value of any financial instrument could be realized by immediate settlement of the instrument. The Company considers the carrying value of its cash and cash equivalents to approximate the SFAS No. 107 value due to the short maturity of these investments. Based on borrowing rates available to the Company at the end of 1999 for mortgage loans with similar terms and maturities, the SFAS No. 107 value of the mortgage notes and other debts payable approximates carrying value at December 31, 1999 and 1998. In addition, the Company estimates that the SFAS No. 107 value of its interest rate cap agreements (Note 5) at December 31, 1999 is approximately $7,259. The Company has no other significant financial instruments.

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

                            INVESTMENTS IN UNCONSOLIDATED AFFILIATES
                            The Company accounts for its investments in unconsolidated affiliates using the equity method whereby the cost of an investment is adjusted for the Company's share of equity in net income or loss from the date of acquisition and reduced by distributions received. The Company generally shares in the profit and losses, cash flows and other matters relating to its unconsolidated affiliates in accordance with its respective ownership percentages. However, due to currently unpaid and accrued preferences on the GGMI preferred stock as described in Note 4, the Company was entitled to 100% of the earnings (loss) and cash flows generated by GGMI in 1999, 1998 and 1997. In addition, differences between the Company's carrying value of its investment in the unconsolidated affiliates and the Company's share of the underlying equity of such unconsolidated affiliates are amortized over the respective lives of the unconsolidated affiliates.

                            INCOME TAXES
                            General Growth elected to be taxed as a real estate investment trust under sections 856-860 of the Internal Revenue Code of 1986 (the "Code"), commencing with its taxable year beginning January 1, 1993. In order to qualify as a real estate investment trust, General Growth is required to distribute at least 95% of its ordinary taxable income and 100% of capital gains to stockholders and to meet certain asset and income tests as well as certain other requirements. As a real estate investment trust, General Growth will generally not be liable for Federal income taxes, provided it satisfies the necessary requirements. As a result, Federal income taxes related to the distribution in the form of dividends of substantially all of the net taxable income of General Growth as described above are payable by the stockholders of General Growth. Accordingly, the consolidated statements of operations do not reflect a provision for income taxes. State income taxes are not significant.

                            One of the Company's affiliates, GGMI, is a taxable corporation and accordingly, state and Federal income taxes on its net taxable income are payable by GGMI.

                            EARNINGS PER SHARE ("EPS")
                            Basic per share amounts are based on the weighted average of common shares outstanding of 45,940,104 for 1999, 36,190,367 for 1998 and 32,622,665 for
                            1997. Diluted per share amounts are based on the total number of weighted average common shares and dilutive securities (stock options) outstanding of 46,030,559 for 1999, 36,381,914 for
                            1998 and 32,839,637 for 1997. The effect of the issuance of the PIERS is anti-dilutive with respect to the Company's calculation of diluted earnings per share for the year ended December 31, 1999 and 1998 and therefore has been excluded. Of the options outstanding, options to purchase 2,000 shares of Common Stock at $37.69 per share (granted in 1999) and 227,500 shares of Common Stock at $36.19 per share (granted in 1998) were not included in the computation of diluted earnings per share because the exercise price of the options was higher than the average market price of the Common Stock for the applicable periods and, therefore, the effect would be anti-dilutive. The outstanding Units have been excluded from the diluted earnings per share calculation as there would be no effect on the EPS amounts since the minority interests' share of income would also be added back to net income. Options to purchase 313,964 shares of Common Stock pursuant to General Growth's 1998 Incentive Stock Plan were granted on March 25, 1999 but were not included in the computation of diluted EPS because the conditions which must be satisfied prior to the issuance of any such shares under the Plan were not achieved during the applicable period.

                            The following are the reconciliations of the numerators and denominators of the basic and diluted
                            EPS:

                                                                                YEAR ENDED
                                                                               DECEMBER 31,
                                                                          1999            1998            1997
Numerators:
    Income before extraordinary items                                   $114,921        $ 71,194        $ 90,703
    Dividends on PIERS                                                   (24,467)        (13,433)             --
    Extraordinary items                                                  (13,796)         (4,749)         (1,152)
                                                                        --------        --------        --------
    Net income available to common shareholders for basic
       and diluted EPS                                                  $ 76,658        $ 53,012        $ 89,551
                                                                        --------        --------        --------

Denominators (in thousands):
    Weighted average common shares outstanding for basic EPS              45,940          36,190          32,623
    Effect of dilutive securities - options                                   91             192             217
                                                                        --------        --------        --------
    Weighted average common shares outstanding for diluted EPS            46,031          36,382          32,840
                                                                        ========        ========        ========

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

                            COMPREHENSIVE INCOME
                            Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" requires that the Company disclose comprehensive income in addition to net income. Comprehensive income is a more inclusive financial reporting methodology that encompasses net income and all other changes in equity except those resulting from investments by and distributions to equity holders. One item included in comprehensive income but not net income is unrealized holding gains or losses on marketable securities classified as available-for-sale. Although General Growth and its consolidated affiliates do not have any available-for-sale securities, one of its unconsolidated affiliates received common stock of an unrelated publicly traded entity as part of a 1998 transaction. Unrealized holding gains or losses on such securities through December 31, 1998 were not significant and were not reflected. However, the Company has reduced its carrying amount for its investment in such unconsolidated affiliate by $2,436 and reflected $1,714 as other comprehensive loss, net of minority interest of $722, as its equity in such unconsolidated affiliate's cumulative unrealized holding loss on such securities for the year ended December 31, 1999.

                            RECLASSIFICATIONS

                            The consolidated financial statements for prior periods have been reclassified to conform with current classifications with no effect on results of operations.


NOTE 3 PROPERTY             WHOLLY-OWNED PROPERTIES
ACQUISITIONS AND            1999
DEVELOPMENTS                On January 11, 1999, the Company acquired a 100%
                            ownership interest in The Crossroads Mall in Kalamazoo, Michigan. The aggregate purchase price was approximately $68,000 (subject to pro-rations and certain adjustments), which was funded initially from a new $83,655 short-term floating rate interim loan. In May 1999, a new $45,000 ten-year non-recourse mortgage loan collateralized by the property was obtained.

                            On July 30, 1999, the Company acquired a 100% ownership interest in the Ala Moana Center in Honolulu, Hawaii. The price paid to the seller was $810,000 (before closing adjustments, including a credit for the cost to complete an ongoing expansion project), and was funded with the proceeds of a short-term first mortgage loan of approximately $438,000 and approximately $294,000 in cash including a portion of the net proceeds from the 1999 Offering. The short-term floating rate loan was fully repaid on August 26,1999 with the proceeds of the issuance of commercial mortgage-backed securities.

                            On October 28, 1999, the Company acquired Baybrook Mall in Houston, Texas. The aggregate consideration paid by the Company was approximately $133,000 (subject to

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)



                            pro-rations and certain adjustments), which was paid in cash (raised primarily through new long-term financing on other previously unsecured properties), and a new 10-year $95,000 non-recourse loan.

                            1998
                            On April 2, 1998, the Company acquired Southwest Plaza located in Denver, Colorado. On May 8, 1998, the Company completed the acquisition of Northbrook Court Shopping Center located in Northbrook (Chicago), Illinois. The aggregate purchase price for Southwest Plaza and Northbrook Court was approximately $261,000, including approximately $149,000 of assumed debt.

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

                            On July 21, 1998, the Company acquired Altamonte Mall in Altamonte Springs (Orlando), Florida. The aggregate consideration paid for Altamonte Mall was $169,000 (subject to prorations and certain adjustments), part of which was paid by the payoff of approximately $24,000 of indebtedness assumed at acquisition with cash borrowed under the Company's line of credit facility (the "Credit Facility") as described in Note 5, and the balance of which was paid by the issuance of 3,683,143 Units.

                            On September 3, 1998, the Company acquired Pierre Bossier Mall in Bossier City (Shreveport), Louisiana. The aggregate consideration paid for Pierre Bossier Mall was approximately $52,700 (subject to prorations and certain adjustments) which was paid in the form of approximately $10,000 in cash (borrowed under the Company's Credit Facility), a new mortgage loan (obtained from an independent third party) of approximately $42,000 and the assumption of approximately $700 of existing debt. The Company had previously loaned the sellers approximately $50,000 in early 1999 and received an option to buy the property. In conjunction with the closing of the sale, the loan was fully repaid.

                            On September 15, 1998, the Company acquired Spring Hill Mall in West Dundee (Chicago), Illinois. The aggregate consideration paid by the Company was approximately $124,000 (subject to prorations and certain adjustments) which was paid in the form of approximately $32,000 in cash (borrowed under the Company's Credit Facility) and a new ten year fixed rate $92,000 mortgage loan.

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

                            On October 21, 1998, the Company acquired Mall St. Vincent in Shreveport, Louisiana. The aggregate consideration paid for Mall St. Vincent was $26,400 (subject to prorations and certain adjustments) which was paid by issuing 200,052 Units (of which 88,871 were immediately redeemed for cash (borrowed under the Company's Credit Facility) upon demand of the holders of such Units) and by assuming approximately $19,200 of mortgage debt.

                            1997
                            On March 31, 1997, the Company acquired Market Place Mall for a cash purchase price of approximately $70,000 (borrowed under the Company's Credit Facility). Market Place Mall is located in Champaign, Illinois.

                            During the second quarter of 1997, the Company acquired three properties, Century Plaza, Southlake Mall and Eden Prairie Center. Century Plaza located in Birmingham, Alabama, was acquired on May 1, 1997, for $31,800 in cash. Southlake Mall, located in Atlanta, Georgia, was acquired on June 18, 1997, for a purchase price of $67,000 which consisted of $45,100 of mortgage debt assumption, $11,500 of Operating Partnership Units (353,537 units), and $10,400 in cash. The aggregate consideration paid for Eden Prairie Center located in Eden Prairie (Minneapolis), Minnesota was $19,900. It included the assumption of a $16,800 mortgage loan, the payment of $1,100 in cash and the assumption of $2,000 of short-term liabilities.

                            The Company acquired Valley Hills Mall, located in Hickory, North Carolina, on October 23, 1997, for a purchase price of approximately $34,500. The purchase price consisted of approximately $18,900 of Operating Partnership Units (518,833 units) and the assumption of approximately $15,600 of mortgage debt.

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

                            MORTGAGE NOTE RECEIVABLE

                            During September 1999, St. Cloud Funding, L.L.C., a wholly-owned subsidiary of the Operating Partnership ("St. Cloud Funding"), agreed to advance approximately $31,000 to an unaffiliated developer in the form of a second mortgage loan (bearing interest at 15% per annum) collateralized by such developer's ownership interest in Crossroads Center in St. Cloud (Minneapolis), Minnesota. Contemporaneously with the loan, St. Cloud Mall L.L.C., all of the interests of which are owned by the Company ("St. Cloud Mall"), was granted an option to acquire the property in 2002. The loan had a scheduled maturity of June 1, 2004 which was accelerated in February 2000 to April 28, 2000. In conjunction with the maturity date modification, a put option agreement now permits the borrower (after March 15, 2000) to require St. Cloud Mall to purchase the property. In addition, St. Cloud Mall's purchase option was advanced to April 2000. Any resulting purchase of the property would occur in April 2000 at a price equal to approximately $2,000 plus the then outstanding balances of the first mortgage (approximately $46,600) and St. Cloud Funding's second mortgage.

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)



                            DEVELOPMENTS

                            During the three year period ending December 31, 1999, the Company was developing or had completed construction at three development sites in the following locations: Coralville (Iowa City), Iowa; Grandville (Grand Rapids), Michigan and Frisco (Dallas), Texas. Coral Ridge Mall, located in Coralville (Iowa City), Iowa was completed and opened as scheduled in July 1998. Construction of the Grandville (Grand Rapids) mall (RiverTown Crossings) commenced in December, 1997, and opened in November 1999. Construction of Stonebriar Centre, currently owned by GGP/Homart II, located in Frisco (Dallas), Texas commenced in October of 1999 with an anticipated completion date in August of 2000.

                            During 1999, the Company formed a joint venture to develop a regional mall in Westlake (Dallas), Texas. As of December 31, 1999, the Company had invested approximately $12,816 in the joint venture. The Company is currently obligated to fund pre-development costs (estimated to be approximately $1,545, most of which remains to be incurred). Actual development costs are not resolved at this time. The retail site, part of a planned community which is expected to contain a resort hotel, a golf course, luxury homes and corporate offices, is currently planned to contain up to 1.6 million square feet of tenant space including up to six anchor stores and a multi-screen theater. There can be no assurance that development of this site will proceed beyond the pre-development phase.

                            The Company also owns and is investigating certain other potential development sites, but active development of these sites has not yet commenced.


NOTE 4                      GGP/HOMART
INVESTMENTS IN              The Company currently owns 50% of GGP/Homart with
UNCONSOLIDATED              the remaining ownership interest held by the New
AFFILIATES                  York State Common Retirement Fund, an institutional
                            investor. The Company's co-investor in GGP/Homart has an exchange right under the GGP/Homart
                            Stockholders Agreement, which permits it to convert its ownership interest in GGP/Homart to shares of Common Stock of General Growth. If such exchange right is exercised, the Company may alternatively satisfy such exchange in cash. In early 1999, the Company received notice that an institutional investor (which then owned an approximate 4.7% interest in GGP/Homart) desired to exercise its exchange right. The Company satisfied the exercise of such exchange right (effective as of January 1, 1999) by issuing 1,052,182 shares of Common Stock, thereby increasing its ownership interest in GGP/Homart from approximately 38.2% in 1998 to approximately 42.9% for the first quarter of 1999.
                            During the second quarter of 1999, two other co-investors (which then owned in the aggregate an approximate 7.1% interest in GGP/Homart) notified the Company that they desired to exercise their exchange rights. The Company satisfied the exercise of such exchange rights (effective as of April 1, 1999) by issuing an aggregate of 1,551,109 shares of Common Stock, thereby increasing its ownership interest in GGP/Homart to 50%.

GGP/HOMART II               In November 1999, the Company, together with New
                            York State Common Retirement Fund, the Company's co-investor in GGP/Homart, formed GGP/Homart II, a Delaware limited liability company which is owned equally. GGP/Homart II owns 100% interests in Stonebriar Centre in Frisco (Dallas), Texas
                            (currently under construction), Altamonte Mall in Altamonte Springs (Orlando), Florida, Natick Mall in
                            Natick (Boston), Massachusetts and Northbrook Court in Northbrook (Chicago), Illinois which were

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)



                            contributed by the Company; and 100% interests in Alderwood Mall in Lynnwood (Seattle), Washington; Carolina Place in Charlotte, North Carolina; and Montclair Plaza in Los Angeles, California which were contributed by the New York State Common Retirement Fund. Certain of the malls were contributed subject to existing financing in order to balance the net equity values of the malls contributed by each of the venture partners. According to the membership agreement between the venture partners, the Company and its joint venture partner share in the profits and losses, cash flows and other matters relating to GGP/Homart II in accordance with their respective ownership percentages. As major operating and capital decisions require the approval of both venture partners, the Company will account for GGP/Homart II using the equity method.

                            GGP IVANHOE III
                            On July 23, 1998, effective as of June 30, 1998, GGP Ivanhoe III acquired the U.S. Prime Property, Inc. ("USPPI") portfolio through a merger of a wholly-owned subsidiary of GGP Ivanhoe III into USPPI. The common stock of GGP Ivanhoe III, which has elected to be taxed as a REIT, is owned 51% by the Company and 49% by an affiliate of Ivanhoe Inc. of Montreal, Quebec, Canada ("Ivanhoe"). The aggregate consideration paid pursuant to the merger agreement was approximately $625,000 (less certain adjustments, including a credit of approximately $64,000 for outstanding mortgage indebtedness and accrued interest thereon and other miscellaneous items). The acquisition was financed with a $392,000 acquisition loan bearing interest at LIBOR plus 90 basis points which became due July 1, 1999, (subsequently extended and repaid in September 1999 as described below) and capital contributions from the Company and the joint venture partner in proportion to their respective stock ownership. Pursuant to the GGP Ivanhoe III stockholders' agreement, the Company initially contributed approximately $91,290 to GGP Ivanhoe III (less certain interest and other credits). The Company's capital contributions were funded primarily with borrowing under the Company's Credit Facility. The properties acquired include: Landmark Mall in Alexandria, Virginia; Mayfair Mall and adjacent office buildings in Wauwatosa (Milwaukee), Wisconsin; Meadows Mall in Las Vegas, Nevada; Northgate Mall in Chattanooga, Tennessee; Oglethorpe Mall in Savannah, Georgia; and Park City Center in Lancaster, Pennsylvania.

                            Effective as of September 28, 1999, GGP Ivanhoe III acquired, through its wholly-owned subsidiary, Oak View Mall in Omaha, Nebraska from an unrelated third party. In addition, on December 22, 1999, GGP Ivanhoe III acquired Eastridge Shopping Center in San Jose, California. The aggregate purchase price for the two properties was approximately $160,000. A portion of the purchase price was financed with an $83,000 ten-year mortgage loan, collateralized by the Oak View Mall which bears interest at 7.71% per annum (and requires monthly payments of principal and interest based upon a 30-year amortization schedule). The remainder of the purchase price was funded by capital contributions from the Company and Ivanhoe in proportion to their respective stock ownership in GGP Ivanhoe III and short-term loans of approximately $30,000 bearing interest at LIBOR (5.82% at December 31, 1999) plus 185 basis points and maturing in June 2001. The Company's capital contributions were funded primarily from proceeds from the Company's Credit Facility.

                            On September 30, 1999, GGP Ivanhoe III repaid the $392,000 acquisition loan with its allocated portion of the proceeds of the issuance of commercial mortgage-backed securities as described in Note 5 and capital contributions of approximately $26,000 and $25,000 from each of the Company and Ivanhoe, respectively. In conjunction with the

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)



                            repayment, GGP Ivanhoe III expensed previously unamortized deferred financing costs, the Company's share of which (approximately $1,799) has been reflected as an extraordinary item for the year ended December 31, 1999.

                            The joint venture partner in GGP Ivanhoe III is also the Company's joint venture partner in GGP Ivanhoe (described below). The Company and Ivanhoe share in the profits and losses, cash flows and other matters relating to GGP Ivanhoe III in accordance with their respective ownership percentages except that certain major operating and capital decisions (as defined in the stockholders' agreement) require the approval of both stockholders. Accordingly, the Company is accounting for GGP Ivanhoe III using the equity method.

                            GGP IVANHOE
                            GGP Ivanhoe owns The Oaks Mall in Gainesville, Florida and Westroads Mall in Omaha, Nebraska. The Company contributed approximately $43,700 for its 51% ownership interest in GGP Ivanhoe and Ivanhoe owns the remaining 49% ownership interest. The terms of the stockholders' agreement are similar to those of GGP Ivanhoe III.

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

                            GGMI

                            The Operating Partnership currently holds all of the non-voting preferred stock ownership interest in GGMI representing 95% of the equity interest. Certain key employees of the Company hold the remaining 5% equity interest through ownership of 100% of the common stock of GGMI, which is entitled to all voting rights in GGMI. Accordingly, the Company utilizes the equity method to account for its ownership interest in GGMI. GGMI cannot distribute funds to its common stockholders until its available cash flow exceeds all accumulated preferred dividends owed to the preferred stockholder. As of December 31, 1999, no preferred stock dividends have been paid by GGMI. Due to these currently unpaid and accrued preferences on the preferred stock, the Company has been allocated 100% of the earnings (loss) and cash flows generated by GGMI since 1996. Any dividends in excess of the preferred cumulative dividend are allocated 95% to the preferred stockholder and 5% to the common stockholders. The Operating Partnership also has advanced funds to GGMI at interest rates ranging from 8% to 14% per annum and which mature by 2016. The loans require payment of interest only until maturity, but GGMI may make principal payments on the loans if it has sufficient cash flow. GGMI manages, leases, and performs various other services for the Portfolio Centers and other properties owned by unaffiliated parties.

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


  SUMMARIZED FINANCIAL INFORMATION OF INVESTMENT IN UNCONSOLIDATED AFFILIATES

Following is summarized financial information for the Company's unconsolidated affiliates as of December 31, 1999 and 1998 and for the years ended December 31, 1999, 1998 and 1997.


                     CONDENSED BALANCE SHEETS
                                                                            DECEMBER 31,1999
                                                                GGP/HOMART         GGMI      ALL OTHER JV'S
                                                               -----------     ----------    --------------
                     Assets:
                     Net investment in real estate              $1,225,379       $15,622       $2,323,587
                     Investment in real estate joint ventures      110,540             0                0
                     Other assets                                  116,817        81,038          345,547
                                                                ----------     ---------     ------------
                                                                $1,452,736       $96,660       $2,669,134
                                                                ==========     =========     ============

                     Liabilities and Owners' Equity:
                     Mortgage and other notes payable             $945,553            $0       $1,375,785
                     Accounts payable and accrued expense           37,941       104,475           78,619
                     Owners' equity                                469,242        (7,815)       1,214,730
                                                                ----------     ---------     ------------
                                                                $1,452,736       $96,660       $2,669,134
                                                                ==========     =========     ============

                                                                           DECEMBER 31,1998
                                                               GGP/HOMART         GGMI      ALL OTHER JV'S
                                                               ----------      ---------    --------------
                     Assets:
                     Net investment in real estate             $1,102,907       $ 39,711         $972,024
                     Investment in real estate joint ventures     124,668            -                  -
                     Other assets                                 123,739         80,901           66,531
                                                               ----------      ---------     ------------

                                                               $1,351,314       $120,612       $1,038,555
                                                               ==========      =========     ============

                     Liabilities and Owners' Equity:
                     Mortgage and other notes payable          $  814,738       $  1,500         $674,627
                     Accounts payable and accrued expenses         39,881        125,997           30,394
                     Owners' equity                               496,695        (6,885)          333,534
                                                               ----------      ---------     ------------

                                                               $1,351,314       $120,612       $1,038,555
                                                               ==========      =========     ============



                       CONDENSED STATEMENTS OF OPERATIONS

                                                                     DECEMBER 31,1999
                                                           GGP/HOMART        GGMI    ALL OTHER JV'S
                                                           ----------      --------  --------------
                     Revenues:
                     Tenant rents                             $224,559           $0        $175,980
                     Fees and other revenues                         0       78,701               0
                                                           -----------     --------     -----------

                     Total Revenues                            224,599       78,701         175,980

                     Operating expenses (1)                    129,465       80,400         100,289
                                                           -----------     --------     -----------
                     Operating Income (loss)                    95,134       (1,699)         75,691

                     Interest expense, net (2)                 (60,814)     (11,040)        (47,382)
                     Equity in net income of unconsolidated
                      real estate affiliates                     5,504            0               0
                     Gain on property sales                        816        5,922               0
                     Income allocated to minority interest        (808)           0          (3,528)
                                                           -----------     --------     -----------

                     Net Income (loss)                         $39,832      ($6,817)        $24,781
                                                           ===========     ========     ===========

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)



                                                                       DECEMBER 31,1998
                                                            GGP/HOMART       GGMI   ALL OTHER JV'S
                                                           -----------     -------  --------------
                     Revenues:
                     Tenant rents                          $   184,783     $     -        $103,803
                     Fees and other revenues                         -      63,771               -
                                                           -----------     -------     -----------
                     Total Revenues                            184,783      63,771         103,803

                     Operating expenses (1)                    107,717      70,407          54,530
                                                           -----------     -------     -----------
                     Operating Income (loss)                    77,066      (6,636)         49,273

                     Interest expense, net (2)                 (47,799)     (9,999)        (29,882)
                     Equity in net income of
                      unconsolidated real
                      estate affiliates                          5,011           -               -
                     Gain on property sales                     13,182           -               -
                     Income allocated to minority                 (705)          -               -
                      interest                             -----------     -------     -----------

                     Net Income (loss)                        $ 46,755    $(16,635)       $ 19,391
                                                           ===========    ========     ===========

                                                                     DECEMBER 31,1997
                                                            GGP/HOMART       GGMI    ALL OTHER JV'S
                                                           -----------     --------  --------------
                     Revenues:
                     Tenant rents                            $ 159,280        $   -         $28,540
                     Fees and other revenues                         -       62,867               -
                                                             ---------     --------         -------
                     Total Revenues                            159,280       62,867          28,540

                     Operating expenses (1)                     92,498       57,166          15,724
                                                             ---------     --------         -------
                     Operating Income (loss)                    66,782        5,701          12,816

                     Interest expense, net (2)                 (42,980)      (5,895)         (6,787)
                     Equity in net income of
                      unconsolidated real
                      estate affiliates                          5,999            -               -
                     Gain on property sales                     13,767            -               -
                     Income allocated to minority interest        (372)           -               -
                                                             ---------     --------         -------

                     Net Income (loss)                       $  43,196     $  (194)         $ 6,029
                                                             =========     ========         =======


                     Significant accounting policies used by joint ventures are the same as those used by the Company.


                     (1) Includes depreciation and amortization.
                     (2) Includes extraordinary items.

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


 NOTE 5 MORTGAGE Mortgage notes and other debts payable at December 31, 1999 NOTES AND OTHER and 1998 consisted of the following:
   DEBTS PAYABLE

                                                           DECEMBER 31,
                                                       1999          1998
                                                   ------------    --------
                    Fixed-Rate debt
                       Mortgage notes payable        $1,724,854  $2,036,210
                    Variable-Rate debt
                       Mortgage notes payable         1,234,680     412,566
                       Line of credit facility          160,000     200,000
                                                     ----------   ---------

                    Total Variable-Rate debt          1,394,680      612,566
                                                     ----------   ----------

                    Total mortgage notes and         $3,119,534   $2,648,776
                       other debts payable           ==========   ==========

                   FIXED RATE DEBT
                   MORTGAGE NOTES PAYABLE
                   The fixed-rate mortgage notes bear interest ranging from 6.41% to 10.00% per annum (weighted average of 7.05% per annum), require monthly payments of principal and/or interest and have various maturity dates through 2020 (weighted average remaining term of 5.8 years). Certain properties are pledged as collateral for the related mortgage note(s). The mortgage notes payable as of December 31, 1999 are non-recourse to the Company (except to the extent of supplemental guarantees executed by the Company). Certain loans have cross-default provisions and are cross-collateralized as part of a group of properties. Under certain cross-default provisions, a default under any mortgage included in a cross-defaulted package may constitute a default under all such mortgages and may lead to acceleration of the indebtedness due on each property within the collateral package. In general, the cross-defaulted properties are under common ownership. However, GGP Ivanhoe debt collateralized by two GGP Ivanhoe centers totaling $125,000 is cross-defaulted and cross-collateralized with eleven Wholly-Owned centers. GGP Ivanhoe III debt collateralized by five GGP Ivanhoe III centers totaling $341,019 is cross-defaulted and cross-collateralized with four Wholly-Owned Centers.

                   VARIABLE RATE DEBT
                   MORTGAGE NOTES PAYABLE
                   Variable mortgage notes payable at December 31, 1999 consist primarily of the approximate $87.8 outstanding on the construction loan collateralized by Rivertown Crossings as described below and approximately $858,800 of collateralized mortgage-backed securities as described below. The loans bear interest at a rate per annum equal to LIBOR plus 90 to 250 basis points. The Company currently expects to retire or refinance such obligations when due.

                   MEPC ACQUISITION FINANCING
                   In June 1998 the Company obtained a loan of approximately $830,000 to acquire the MEPC portfolio as described in Note 3. The Company repaid approximately $217,000 of this loan on June 10, 1998 from the net proceeds of the public offering of the Depositary Shares as described in
                   Note 1. The loan was collateralized by the MEPC Portfolio and the remaining balance was repaid in 1999 as described below. During most of 1998, the Company fixed the annual interest rate with respect to a portion of such loan at 6.7% per annum and the remainder bore interest at a rate per annum equal

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


                     to LIBOR plus 90 basis points. During 1999 the entire loan balance bore interest at a rate per annum equal to LIBOR plus 115 basis points, which rate was adjusted monthly. During the first quarter of 1999, the Company reached agreements in principle with other lenders for full replacement financing and notified the current lender that the loan would be fully repaid and not rolled into a new long-term fixed rate financing, as was originally contemplated. Such notification obligated the Company to pay $8,655 to the lender as a loan prepayment fee which the Company paid using the proceeds of the interim loan described below. On July 1, 1999, the Company obtained approximately $57,000 of permanent long term mortgage financing to partially repay the amount scheduled to mature on that date and the maturity date of the remaining indebtedness was extended to October 1, 1999 as described below. The new $57,000 mortgage loan, collateralized by the Apache Mall, bears interest at 7.0% per annum and matures August 1, 2009. In addition, during July 1999, approximately $15,000 of the amount remaining due was repaid from a portion of the proceeds of the 1999 Offering and approximately $100,000 was repaid from a new mortgage loan collateralized by the Cumberland Mall. The Cumberland Mall ten-year loan bears interest at a rate of 7.85% per annum and provides for monthly payments of principal and interest until its maturity on July 31, 2009. The remaining MEPC Acquisition Financing, approximately $441,000, was repaid in September 1999 with the proceeds of the GGP-Ivanhoe CMBS financing and other interim financing described below. In conjunction with the repayment, the Company expensed previously unamortized deferred financing costs of approximately $3,280.

                     COMMERCIAL MORTGAGE-BACKED SECURITIES
                     In August 1999, the Company issued $500,000 of commercial mortgage-backed securities, collateralized by the Ala Moana Center (see Note
                     3), with a maturity date of September 10, 2004 assuming the exercise of no-cost extension options aggregating two years. The securities (the "Ala Moana CMBS") are comprised of notes which bear interest at rates per annum ranging from LIBOR plus 50 basis points to LIBOR plus 275 basis points (weighted average equal to LIBOR plus 95 basis points), calculated and payable monthly. In conjunction with the issuance of the Ala Moana CMBS, the Company arranged for an interest rate cap agreement, the effect of which will limit the maximum interest rate the Company will be required to pay on the securities to 9% per annum. Approximately $438,000 of the proceeds from the sale of the Ala Moana CMBS was used by the Company to repay the short-term mortgage loan obtained in July, 1999 to enable it to purchase the Ala Moana Center. The remainder was utilized by the Company for general working capital purposes including paydowns on the Company's Credit Facility.

                     In September 1999, the Company issued $700,229 of commercial mortgage backed securities with a maturity date of October 10, 2004, assuming the exercise of no-cost extension options aggregating two years, cross-collateralized and cross-defaulted by a portfolio of nine regional malls and an office complex adjacent to one of the regional malls. The properties in the portfolio are Northridge Fashion Center in Northridge (Los Angeles), California; Mayfair Mall and adjacent office buildings in Wauwatosa (Milwaukee), Wisconsin; Park City Center in Lancaster, Pennsylvania; The Boulevard Mall in Las Vegas, Nevada; Regency Square Mall in Jacksonville, Florida; Valley Plaza Shopping Center in Bakersfield, California; Oglethorpe Mall in Savannah, Georgia; Landmark Mall in Alexandria, Virginia; and Northgate Mall in Chattanooga, Tennessee. The securities (the "GGP-Ivanhoe CMBS") are comprised of notes which bear interest at

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)



                     rates per annum ranging from LIBOR plus 52 basis points to LIBOR plus 325 basis points (weighted average equal to LIBOR plus approximately 109 basis points), calculated and payable monthly. In conjunction with the issuance of the GGP-Ivanhoe
                     CMBS, the Company arranged for an interest rate cap agreement, the effect of which will limit the maximum interest rate the Company will be required to pay on the securities to 9.03% per annum. The $392,000 interim loan collateralized by the USPPI portfolio described above was repaid with $341,019 of the proceeds from the sale of the GGP-Ivanhoe
                     CMBS and capital contributions by the Company (from its Credit Facility) and from Ivanhoe in the ratio of their respective stock ownership percentages.
                     The remaining proceeds from the sale of the GGP-Ivanhoe CMBS along with approximately $81,800 of the proceeds from the new $95,000 short term interim financing were used by the Company to repay the $441,000 remaining balance on the MEPC
                     Acquisition Financing.

                     CREDIT FACILITY
                     The Company's $200,000 unsecured revolving credit facility bears interest at a rate per annum equal to LIBOR plus 80 to 120 basis points depending upon the Company's leverage ratio and matures on July 31, 2000. The Credit Facility is subject to financial performance covenants including debt-to-market capitalization, minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") ratios and minimum equity values. On December 31, 1999, the Credit Facility had an outstanding balance of $160,000.

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

                     In January 1999, the Company obtained an additional $83,655 floating rate (7.27% at September 30, 1999) interim loan (originally scheduled to mature June 1, 1999) which was expected to be replaced or refinanced by the maturity date with new mortgage financing. During May, 1999, the Company obtained a new $45,000 mortgage loan collateralized by The Crossroads Mall. The loan, which bears interest at 7.40% and matures on June 1, 2009, partially repaid the interim loan and the maturity of the remaining balance, approximately $38,655 at June 30, 1999, was extended and repaid in October 1999 with a portion of the proceeds of the six property two-year non-recourse mortgage pool financing described below.

                     In April 1999, the Company obtained a $25,000 bank loan, collateralized by Park Mall in Tucson, Arizona. In October 1999, the loan was increased to $50,000 and the term was extended to March 30, 2000. The loan bears interest at a rate per annum equal to LIBOR plus 175 basis points and is expected to be replaced with a $90,000 construction loan facility that will finance a renovation and expansion of Park Mall. The renovation and expansion has already commenced with the entire project expected to be completed in 2001.

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)



                     On July 30, 1999, the Company obtained a three month loan in the principal amount of $25,000, collateralized by a negative pledge (i.e., the promise not to encumber) of Eagle Ridge Mall in Lake Wales, Florida. The proceeds of the loan were distributed to the Operating Partnership to fund ongoing acquisition and development activity. The short-term loan bore interest at a rate per annum of LIBOR plus 175 basis points. This loan was refinanced in October 1999 with a portion of the proceeds of the six-property two-year non-recourse mortgage pool financing described below.

                     In September 1999, the Company obtained an additional $95,000 unsecured floating rate (LIBOR plus 250 basis points) interim loan which was scheduled to mature July 31, 2000. The loan provided for periodic principal payments ($12,000 paid in 1999) to maturity and the majority of the proceeds of this loan were used to repay the remaining balance on the MEPC Acquisition Financing. This loan was repaid in January 2000 as described below.

                     In October 1999, the Company obtained a $130,000 two-year loan collateralized by six properties, five regional malls (Knollwood Mall, Eagle Ridge Mall, West Valley Mall, South Shore Mall and Century Mall) and the Company's headquarters, the 110 N. Wacker Drive office building in Chicago, Illinois. This loan bears interest at LIBOR plus 185 basis points and matures on November 1, 2001. The Company intends to replace this loan on or before maturity with non-recourse long-term mortgage financing.

                     In January 2000, the Company obtained a new
                     $200,000 unsecured short-term bank loan. The initial funding of $120,000 under this loan was used to fund ongoing redevelopment projects and repay the interim loan obtained in September 1999. This loan bears interest at LIBOR plus 150 basis points and matures concurrently with the July 2000 maturity of the Company's Credit Facility. The Company currently expects to jointly refinance these obligations when due with a new revolving credit facility and term loans.

                     CONSTRUCTION LOAN
                     During April 1999 the Company obtained a $110,000 construction loan facility collateralized by the RiverTown Crossings Mall development in Grandville (Grand Rapids), Michigan. Concurrently with the closing, the Company made an initial loan draw of $30,000. As of December 31, 1999, additional loan draws of approximately $57,862 have been made. The construction loan provides for periodic funding as construction and leasing continues and bears interest at a rate per annum of LIBOR plus 175 basis points (150 basis points after achievement of certain debt service ratios). Interest is due monthly but may be added to the periodic loan draws. The loan matures on June 29, 2001 and the Company currently intends to refinance such loan at or prior to maturity with a non-recourse long-term mortgage loan.

                     LETTERS OF CREDIT
                     As of December 31, 1999 and 1998, the Operating Partnership had outstanding letters of credit of $7,934 and $9,956, respectively, primarily in connection with special real estate assessments and insurance requirements. In addition, the Company obtained a letter of credit of approximately $54,000 related to the funding of the Ala Moana CMBS and pending construction projects at the Ala Moana Center.

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


                     Principal amounts due under mortgage notes and other debts payable mature as follows:

                        YEAR                  AMOUNT MATURING
                        ----                  ---------------

                        2000                     $  329,321
                        2001                        382,035
                        2002                         13,094
                        2003                         14,104
                        2004                      1,068,030
                        Subsequent                1,312,950
                                                 ----------
                        Total                    $3,119,534
                                                 ==========

                     Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty of a yield-maintenance premium or a percentage of the loan balance.

                     Land, buildings and equipment related to the mortgage notes payable with an aggregate cost of approximately $4,264,000 at December 31, 1999 have been pledged as collateral. In addition, loans totaling approximately $367,117 (collateralized by assets with a total carrying value of approximately $415,845) were supplementally guaranteed by the Company. Certain properties, including those within the portfolios collateralized by commercial mortgage backed securities, are subject to financial performance convenants, primarily EBITDA ratios.


         NOTE 6      The extraordinary items resulted from prepayment
  EXTRAORDINARY      costs and unamortized deferred financing costs
          ITEMS      related to the early extinguishment, primarily
                     through refinancings, of mortgage notes payable.
                     In 1999, the basic and diluted per share impact of the extraordinary items was $.30. The basic per share impact of the extraordinary items in 1998 was $.14, and the diluted per share impact was $.13. The basic and diluted per share impact of the extraordinary items was $.03 in 1997.



 NOTE 7 RENTALS      The Company receives rental income from the leasing
UNDER OPERATING      of retail shopping center space  under operating
         LEASES      leases. The minimum future rentals based on operating
                     leases held as of December 31, 1999 are as follows:

                        YEAR                       AMOUNT
                        ----                       ------

                        2000                     $  290,908
                        2001                        281,037
                        2002                        264,223
                        2003                        239,773
                        2004                        216,056
                        Thereafter                  996,515


                     Minimum future rentals do not include amounts, which may be received from certain tenants based upon a percentage of their gross sales or as reimbursement of shopping center operating expenses.

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)




                     The tenant base includes national and regional retail chains and local retailers, and consequently, the Company's credit risk is concentrated in the retail industry.


    NOTE 8 WITH      GGMI
   TRANSACTIONS      GGMI has been contracted to provide management,
     AFFILIATES      leasing, development and construction management
                     services for the Wholly-Owned Centers. In addition, certain shopping center advertising and payroll costs of the properties are paid by GGMI and reimbursed by the Company. Total costs included in the consolidated financial statements related to agreements with GGMI are as follows:

                                                         YEAR ENDED DECEMBER 31,
                                                        1999       1998     1997
                                                       ------    ------   ------
                        Management and Leasing Fees   $21,201   $15,074  $ 8,285
                        Cost Reimbursements            56,548    41,594   28,099
                        Development Costs               3,499     7,801    2,015


                     NOTES RECEIVABLE
                     In April, May and September, 1998, certain officers of the Company issued to the Company an aggregate of $3,164 of promissory notes in connection with such officers' exercise of options to purchase an aggregate of 166,000 shares of the Company's Common Stock. During 1999, the Company received approximately $62 in payments, made advances of approximately $380 in conjunction with additional advances and stock purchases by such officers and forgave approximately $64 in principal and accrued interest on such notes. The notes, which bear interest at a rate (6.02% per annum at December 31, 1999) computed as a formula of a market rate, are collateralized by the shares of common stock issued upon exercise of such options, provide for quarterly payments of interest and are payable to the Company on demand.


NOTE 9 EMPLOYEE      STOCK INCENTIVE PLAN
    BENEFIT AND      The Company's Stock Incentive Plan provides  incentives to
    STOCK PLANS      attract and retain officers and key employees. An aggregate of 3,000,000 shares of Common Stock have been authorized for issuance under the plan. Options are granted by the Compensation Committee of the Board of Directors at an exercise price of not less than 100% of the fair market value of the Common Stock on the date of grant. The term of the option is fixed by the Compensation Committee, but no option is exercisable more than 10 years after the date of the grant. Options granted to officers and key employees are for 10-year terms and are generally exercisable in either 33 1/3% or 20% annual increments from the date of the grants. Options granted to non-employee directors are exercisable in full commencing on the date of grant and expire on the tenth anniversary of the date of the grant.

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)



                     A summary of the status of the Company's Stock Incentive Plan as of December 31, 1999, 1998 and 1997 and changes during the year ended on those dates is presented below.


                                                        1999              1998                 1997
                                                 ----------------   -----------------  -----------------
                                                         WEIGHTED            WEIGHTED           WEIGHTED
                                                          AVERAGE            AVERAGE             AVERAGE
                                                         EXERCISE            EXERCISE           EXERCISE
                                                 SHARES   PRICE     SHARES    PRICE     SHARES    PRICE
                                                 ------   -----     ------    -----     ------    -----
                     Outstanding at
                      beginning of year          848,500   $28.99   785,000  $ 24.79    827,500   $24.48
                     Granted                      47,500   $32.42   229,500  $ 36.19      2,000   $31.75
                     Exercised                   (60,000)  $19.00  (166,000) $ 19.06    (44,500)  $19.35
                     Forfeited                    (8,500)  $34.78        --       --         --       --
                                                 -------   ------   -------  -------    -------   ------

                     Outstanding at end of year  827,500   $29.85   848,500  $ 28.99    785,000   $24.79
                                                 =======            =======             =======

                     Exercisable at end of year  595,500   $28.76   414,500  $ 27.57    379,000   $23.85

                     Options available
                      for future grants        1,826,833          1,874,333           2,103,833

                     Weighted average per
                      share fair value of
                      options granted during               $ 2.84             $ 3.18              $ 2.74
                      the year



                     The following table summarizes information about stock options outstanding pursuant to the Stock Incentive Plan at December 31, 1999:


                                     OPTIONS OUTSTANDING                              OPTIONS EXERCISABLE
                     ---------------------------------------------------------     --------------------------
                                             WEIGHTED AVERAGE
                                       NUMBER      REMAINING  WEIGHTED AVERAGE      OPTIONS    WEIGHTED AVERAGE
                        RANGE OF      OUTSTANDING CONTRACTUAL     EXERCISE        EXERCISABLE      EXERCISE
                     EXERCISE PRICES  AT 12/31/99    LIFE           PRICE         AT 12/31/99       PRICE
                     ---------------  -----------    ----           -----         -----------       -----
                     $19.00 - $28.00    557,500    6.79 years       $27.10          457,500         $26.90
                     $31.75 - $37.69    270,000    8.31 years       $35.55          138,000         $34.93
                                        -------                                     -------

                                        827,500    7.28 years       $29.85          595,500         $28.76
                                        =======    ==========       ======          =======         ======




                     1998 INCENTIVE PLAN
                     General Growth and its stockholders have also approved an incentive stock plan entitled the 1998 Incentive Stock Plan (the "1998 Incentive Plan"). Under the 1998 Incentive Plan, the Compensation Committee of the Board of Directors of General Growth is authorized to grant to employees, stock incentive awards in the form of threshold-vesting stock options ("TSOs"). The exercise price of the TSOs to be granted to a participant will be the Fair Market Value ("FMV") of a share of Common Stock on the date the TSO is granted. The threshold price (the "Threshold Price") which must be

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)




                     achieved in order for the TSO to vest will be determined by multiplying the FMV on the date of grant by the Estimated Annual Growth Rate (currently set at 7% in the 1998 Incentive Plan) and compounding the product over a five year period. Shares of the Common Stock must achieve and sustain the Threshold Price for at least 20 consecutive trading days at any time over the five years following the date of grant in order for the TSO to vest. All TSOs granted will have a term of 10 years but must vest within 5 years of the grant date in order to avoid forfeiture.

                     The purpose of the 1998 Incentive Plan is to give the Company an advantage in attracting, retaining and motivating employees and to provide the Company with the ability to provide competitive incentives which are directly linked to the profitability of the Company's business and increases in stockholder value. Grants under the 1998 Incentive Plan are intended to reinforce the attainment of annual performance goals while encouraging sustained profitable long-term growth.

                     The aggregate number of shares of Common Stock which may be subject to TSOs issued pursuant to the 1998 Incentive Plan may not exceed 1,000,000, subject to certain customary adjustments to prevent dilution. The initial grant, TSOs to purchase 313,964 shares of Common Stock at an exercise price of $31.69 and with an estimated fair value of $1.36, under the 1998 Incentive Plan was made in 1999. None of the TSO's vested or were forfeited during 1999.

                     The fair value of each option grant for 1999, 1998 and 1997 for the Stock Incentive Plan and the 1998 Incentive Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                    1999       1998       1997
                                                   ------     ------     ------

                        Risk free interest rate     5.21%      5.48%       6.23%
                        Dividend yield              7.22%      7.28%       7.77%
                        Expected life           4.6 years  4.2 years  4.75 years
                        Expected volatility         20.0%      19.4%       18.8%


                     EMPLOYEE STOCK PURCHASE PLAN
                     During 1999, General Growth established the General Growth Properties, Inc. Employee Stock Purchase Plan (the "ESPP") to assist eligible employees in acquiring a stock ownership interest in the General Growth. A maximum of 500,000 shares of Common Stock is reserved for issuance under the ESPP. Under the ESSP, eligible employees make payroll deductions over a six-month purchase period at which time the amounts withheld are used to purchase shares of Common Stock at a purchase price equal to 85% of the lesser of the closing price of a share of Common Stock on the first trading day of the purchase period or the last trading day of the purchase period. The first purchase period under the ESSP ended December 31, 1999. On January 3, 2000, 26,205 shares of Common Stock were sold to ESPP participants at a price of $23.80 per share. The fair value of the rights to purchase pursuant to the ESPP was estimated to be $6.16 per share using the Black-Scholes option pricing model, a risk free rate of 4.88%, a dividend yield of 7.22% and expected volatility of 20.0%.

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)



                            STOCK OPTION PRO FORMA DATA
                            The Company has applied Accounting Principles Board Opinion 25 in accounting for the Stock Incentive Plan, the 1998 Incentive Plan and the Employee Stock Purchase Plan. Accordingly, no compensation costs have been recognized. Had compensation costs for the Company's plans been determined based on the fair value at the grant date for options granted in 1999, 1998 and 1997 in accordance with the method required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation", the Company's net income and net income per share would have been reduced to the pro forma amounts as follows:

                                                                               YEAR ENDED DECEMBER 31,
                                                                       1999             1998             1997
                                                                       ----             ----             ----
                             Net Income
                               As Reported                            $76,658          $53,012          $89,551
                               Pro Forma                              $76,160          $52,709          $89,341

                             Net earnings per share - basic
                               As Reported                            $  1.67          $  1.46          $  2.75
                               Pro Forma                              $  1.66          $  1.46          $  2.74

                             Net earnings per share - diluted
                               As Reported                            $  1.66          $  1.46          $  2.73
                               Pro Forma                              $  1.65          $  1.45          $  2.72


                            MANAGEMENT SAVINGS PLAN

                            The Company sponsors the General Growth Management Savings and Employee Stock Ownership Plan (the "401(k) Plan") which permits all eligible employees to defer a portion of their compensation in accordance with the provisions of Section 401(k) of the Code. Under the 401(k) Plan, the Company may make, but is not obligated to make, contributions to match the contributions of the employees. For the year ending December 31, 1999, 1998 and 1997 the Company made matching contributions of approximately $2,891, $2,042 and $625, respectively.



NOTE 10                     On December 13, 1999, the Company declared a cash
DISTRIBUTIONS               distribution of $.51 per share that was paid on
PAYABLE                     January 31, 2000, to stockholders of record (1,121
                            owners of record) on January 6, 2000, totaling
                            $26,481. In addition, a distribution of $10,097 was paid to the limited partners of the Operating
                            Partnership. Concurrently, the Company declared the fourth quarter 1999 preferred stock dividend, for the period from October 1, 1999 through December 31,
                            1999, in the amount of $0.4531 per share, payable to preferred stockholders of record on January 6, 2000 and paid on January 14, 2000. As described in Note
                            1, such preferred stock dividend was in the same amount as the Operating Partnership's distribution to the Company of the same date with respect to the Preferred Units held by the Company.

                            On December 17, 1998, the Company declared a cash distribution of $.47 per share that was paid on January 29, 1999, to stockholders of record (1,106 owners of record) on January 6, 1999, totaling $18,330. In addition, a distribution of $9,309 was paid to the

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)



                            limited partners of the Operating Partnership. Concurrently, the Company declared the fourth quarter 1999 preferred stock dividend, for the period from October 1, 1999 through December 31, 1998, in the amount of $0.4531 per share, payable to preferred stockholders of record on January 6, 1999 and paid on January 15, 1999.

                            The allocations of the distributions declared and paid for income tax purposes are as follows:

                                                                         YEAR ENDED DECEMBER 31,
                                                                 1999         1998         1997
                                                                 ----         ----         ----


                                 Ordinary Income                 66.0%         98.0%       29.8%
                                 Capital Gain                     3.0%          2.0%       70.2%
                                 Return of Capital               31.0%           --%         --%
                                                                -----         -----       -----
                                                                100.0%        100.0%      100.0%
                                                                =====         =====       =====



NOTE 11                     In the normal course of business, from time to time,
COMMITMENTS AND             the Company is involved in legal actions relating to
CONTINGENCIES               the ownership and operations of its properties. In
                            management's opinion, the liabilities, if any that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

                            The Company leases land at certain properties from third parties. Rental expense including participation rent related to these leases was $375, $292, and $595 for the years ended December 31, 1999, 1998, and 1997 respectively. The leases provide for a right of first refusal in favor of the Company in the event of a proposed sale of the property by the landlord.

                            From time to time the Company has entered into contingent agreements for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence and, in the case of developments, completion and occupancy of the project.


NOTE 12 RECENTLY            In May, 1998, the Emerging Issues Task Force
ISSUED                      ("EITF") of the FASB issued a consensus opinion
ACCOUNTING                  entitled  "Accounting for Contingent Rent in Interim
PRONOUNCEMENTS              Financial Periods" ("EITF 98-9"). EITF 98-9 was
                            effective as of May 21, 1998 and provided that rental income should be deferred in interim periods by the lessor if the triggering events that create contingent rent have not yet occurred. The Company is entitled to receive contingent rents because a majority of the tenant leases provide for additional rent computed as a percentage of tenant sales revenues above certain annual thresholds
                            (predominantly computed on a calendar year basis).
                            The Company had previously accrued, on an interim basis, such percentage rents based on the prorated annual percentage rent estimated to be due from tenants. The Company, as provided by EITF 98-9, prospectively adopted this consensus and did not record additional percentage rent in the third and fourth quarters of 1998 above amounts recognized in the six months ended June 30, 1998 ($5,013) until such triggering events occurred. Accordingly, the Company recognized approximately $1,300 of percentage rent in the fourth quarter of 1998, which would otherwise have been recognized in previous periods. During the fourth quarter of 1998, EITF
                            98-9 was withdrawn and, pursuant to the guidance issued by the EITF, the Company, effective January
                            1, 1999, reverted back to the original policy of accruing percentage rents on an estimated basis.
                            During December 1999, the Securities and Exchange
                            Commission (the "SEC") issued Staff Accounting
                            Bulletin 101

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)



                            "Revenue Recognition". This pronouncement, as subsequently extended to all publicly traded companies by the EITF, among other things, effectively reinstated the provisions of EITF 98-9. The Company will apply this revised accounting effective January 1, 2000. The only material effect of this pronouncement will be to shift the Company's recognition, including amounts from the operations of the Unconsolidated Joint Ventures, of major portions of percentage rent from interim quarters to the fourth quarter of 2000 and subsequent years. The Company's cash collections of percentage rents will not be affected by this accounting recognition change.

                            On June 1, 1999 the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities", effective for fiscal years beginning after June 15, 2000. The Company's only hedging activity is the cash value hedge represented by its cap agreements relating to its commercial mortgage-backed securities (Note 5). The interest rate cap agreements place a limit on the effective rate of interest the Company will bear on such floating rate obligations. The Company has concluded that these cap agreements are highly effective in achieving its objective of eliminating its exposure to variability in cash flows relating to these floating rate obligations when LIBOR rates exceed the strike rates of the cap agreements. Therefore, the Company does not believe there will be a material effect of adoption on the Company's financial statements when the standard is effective.


NOTE 13 PRO                 Due to the impact of the public offering of the in
FORMA                       PIERS 1998 and of Common Stock in 1999 and the
FINANCIAL                   acquisitions and other significant transactions
INFORMATION                 during 1997, 1998 and 1999, historical results of
(UNAUDITED)                 operations may not be indicative of future results
                            of operations. The pro forma condensed consolidated statements of operations for the year ended December
                            31, 1999 include adjustments for the 1999 Offering, the acquisition of 100% of The Crossroads Mall, the Ala Moana Center and Baybrook Mall and a 51% interest in Oak View Mall and Eastridge Mall
                            (through GGP Ivanhoe III) and the formation of GGP/Homart II and the exchange of certain interests in GGP/Homart for shares of Common Stock as if such transactions had occurred on January 1, 1999. The pro forma condensed consolidated statements of operations for the year ended December 31, 1998 include adjustments for the public offering of the PIERS in 1998 and Common Stock in 1999 and the acquisition of 100% of the three operating properties in 1999 and 51% of the two operating properties acquired by GGP Ivanhoe III, of the GGP/Homart and GGP/Homart II transactions, the acquisition of 100% of Southwest Plaza, Northbrook
                            Court, Altamonte Mall, Pierre Bossier Mall, Spring
                            Hill Mall, Coastland Mall, and Mall St. Vincent, the eight operating properties in the MEPC Portfolio, and a 51% interest in the six operating properties owned by GGP Ivanhoe III as if such transactions occurred on January 1, 1998. The pro forma condensed consolidated statements of operations for the year ended December 31, 1997 include adjustments for the public offering of the PIERS in 1998 and for the acquisition of 100% of the fifteen operating properties in 1998 and 51% of GGP Ivanhoe III and adjustments for the acquisitions of Market Place
                            Shopping Center, Century Plaza, Southlake Mall, Eden
                            Prairie, Valley Hills, a 51% interest in GGP
                            Ivanhoe, and a 50% interest in Town East as if such transactions had occurred on January 1, 1997. The pro forma information is based upon the historical consolidated statements of operations excluding extraordinary items and non-recurring gains on sales, including the gain in 1997 on the sale of a portion of the CenterMark stock and does not purport to present what actual results would have been had the offerings, acquisitions, and related transactions, in fact, occurred at the previously mentioned dates, or to project results for any future period.

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)



PRO FORMA FINANCIAL INFORMATION

                                                                        YEARS ENDED
                                                        1999              1998               1997
                                                  ---------------    ---------------     --------------

Total Revenues:                                      $ 615,616          $ 561,106          $ 482,248

Expenses:
     Property operating                                199,969            191,529            179,091
     Management fees                                     8,348              8,146              5,014
     Depreciation and amortization                     116,356            102,906             87,009
                                                  ---------------    ---------------     --------------
Total expenses                                         324,673            302,581            271,114
                                                  ---------------    ---------------     --------------

Operating income                                       290,943            258,525            211,134
Interest expense, net                                 (183,018)          (179,510)          (160,120)
Equity in net income/(loss) of unconsolidated
affiliates.                                             45,151             43,261             24,067
                                                  ---------------    ---------------     --------------
                                                       153,076            122,276             75,081
Minority interest in operating partnership             (37,342)           (38,701)           (20,981)
                                                  ---------------    ---------------     --------------

Pro forma net income (a)                               115,734             83,575             54,100
Pro forma preferred stock dividends                    (24,467)           (24,467)           (24,467)
                                                  ---------------    ---------------     --------------
Pro forma net income available to common
stockholders                                         $  91,267          $  59,108            $29,633
                                                  ===============    ===============     ==============

Pro forma earnings per share -  basic (b)                $1.77             $ 1.21              $0.91
Pro forma earnings per share -  diluted (b)              $1.76             $ 1.21              $0.90


(a) The pro forma adjustments include management fee and depreciation modifications and adjustments to give effect to the public offering and acquisitions activity described above.
(b) Pro forma basic earnings per share are based upon weighted average common shares of 51,655,035 for 1999, 48,793,658 for 1998, and 32,622,665 for 1997.
    Pro forma diluted per share amounts are based on the weighted average common shares and the effect of dilutive securities (stock options) outstanding of 51,755,490 for 1999, 48,985,205 for 1998, and 32,839,637 for 1997.

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)



NOTE 14  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                             YEAR ENDED                                FIRST         SECOND          THIRD         FOURTH
                             DECEMBER 31, 1999                        QUARTER        QUARTER        QUARTER        QUARTER
                             ------------------                       -------        -------        -------        -------

                             Total Revenues                           $134,260       $135,916       $156,027       $186,139

                             Income before minority interest            27,545         33,208         35,770         51,456

                             Income before extraordinary items          23,329         24,415         28,783         38,394

                             Net income applicable to common shares      8,519         18,298         17,573         32,267

                             Earnings before extraordinary item
                              per share-basic (a)                     $   0.43       $   0.44       $   0.45       $   0.62

                             Earnings before extraordinary item
                              per share-diluted (a)                       0.43           0.44           0.45           0.62

                             Net earnings per share-basic (a)             0.21           0.44           0.35           0.62

                             Net earnings per share-diluted (a)           0.21           0.44           0.35           0.62

                             Distributions declared per share         $   0.49       $   0.49       $   0.49       $   0.51

                             Weighted average shares
                              outstanding (in thousands) -basic         40,055         41,638         50,149         51,694

                             Weighted average shares
                              outstanding (in thousands) - diluted      40,252         41,776         50,214         51,695


                             YEAR ENDED                                FIRST         SECOND          THIRD         FOURTH
                             DECEMBER 31, 1998                        QUARTER        QUARTER       QUARTER(B)     QUARTER(B)
                             ------------------                       -------        -------       ----------     -------


                             Total Revenues                           $80,447        $88,618       $113,055       $144,456

                             Income before minority interest           12,882         27,133         25,395         35,578

                             Income before extraordinary items          8,455         18,141         18,040         26,558

                             Net income applicable to common shares     8,455         16,942         11,923         15,692

                             Earnings before extraordinary item
                              per share-basic (a)                     $  0.24        $  0.47       $   0.33       $   0.56

                             Earnings before extraordinary item
                              per share-diluted (a)                      0.24           0.47           0.33           0.55

                             Net earnings per share-basic (a)            0.24           0.47           0.33           0.42

                             Net earnings per share-diluted (a)          0.24           0.47           0.33           0.42

                             Distributions declared per share         $  0.47        $  0.47       $   0.47       $   0.47

                             Weighted average shares
                              outstanding (in thousands) -basic        35,689         35,877         35,899         37,283

                             Weighted average shares
                              outstanding (in thousands) - diluted     35,936         36,047         35,990         37,450


                             (a) Earnings per share for the four quarters do not add up to the annual earnings per share due to the issuance of additional stock during the year.
                             (b) Application of EITF 98-9 resulted in the recognition of approximately $1,300 of percentage rental revenue in the fourth quarter of 1998, which would have otherwise been recognized in the third quarter.

                        REPORT OF INDEPENDENT ACCOUNTANTS



To the Board of Directors and Stockholders
General Growth Properties, Inc.


Our report on the consolidated financial statements of General Growth Properties, Inc. is included on page F-2 of this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the Index to Consolidated Financial Statements on page F-1 of this Form 10-K. In our opinion, the financial statement schedule referred to above, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



Chicago, Illinois                                     PricewaterhouseCoopers LLP
February 8, 2000


                                                          GENERAL GROWTH PROPERTIES, INC.


                         SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 1999

        Col. A               Col. B                   Col. C                    Col. D                    Col. E
        ------               ------                   ------                    ------                    ------
                                                                     Costs Capitalized
                                                                         Subsequent                Gross Amounts at Which
                                              Initial Cost             To Acquisition            Carried at Close of Period
                                         ------------------------  -----------------------  --------------------------------------
                                                      Buildings
                                                         and                                              Buildings
                           Encumbrances              Improvements                Carrying                   and
Description                     (e)         Land         (a)       Improvements  Costs (b)      Land     Improvements  Total(c)(d)
--------------------       ------------  ---------  -------------  ------------  ---------  ----------   ------------  -----------
Ala Moana Combined
  Honolulu, HI             500,000,000   336,229,259  473,770,741    10,130,876  1,854,477   336,229,497  485,756,094    21,985,591

Apache Mall
  Rochester, MN             56,811,469     8,110,292   72,992,628     1,106,574          0     8,110,292   74,099,202    82,209,494

Baybrook Mall
  Friendswood, TX           94,932,407    13,300,000  117,162,546       329,842          0    13,300,000  117,492,388   130,792,388

Bayshore Mall,
  Eureka, CA                37,250,000     3,004,345   27,398,907    22,106,509  2,887,090     3,005,040   52,392,506    55,397,546

Bellis Fair Mall,
  Bellingham, WA            73,000,000     7,616,458   47,040,131     8,179,511  6,122,020     7,485,224   61,341,662    68,826,886

Birchwood Mall,
  Port Huron, MI            44,473,981     1,768,935   34,574,635    11,040,651  1,967,320     3,045,616   47,582,606    50,628,222

Boulevard Mall
  Las Vegas, NV             89,382,491    16,490,343  148,413,086     1,406,662          0    16,490,343  149,819,748   166,310,091

Capital Mall
  Jefferson City, MO        16,500,000     4,200,000   14,201,000     5,103,140          0     3,912,935   19,304,140    23,217,075

Century Mall
Birmingham, AL              32,000,000     3,164,000   28,513,908     2,463,506          0     3,164,000   30,977,414    34,141,414

Chapel Hills
  Colorado
  Springs, CO               36,750,000     4,300,000   34,017,000    55,921,010     36,805     4,300,000   89,974,815    94,274,815

Coastland Center
  Naples, FL                86,565,832    11,450,000  103,050,200     2,025,747          0    11,450,000  105,075,947   116,525,947

Colony Square Mall
  Zanesville, OH            25,600,000     1,000,000   24,500,000    11,538,684          0     1,243,184   36,038,684    37,281,868

Columbia Mall
  Columbia, MO              56,100,000     5,383,208   19,663,231     9,695,536  1,368,803     5,383,208   30,727,570    36,110,778

Coral Ridge Mall
  Coralville, IA            81,008,135     3,363,602   64,217,772     7,520,577  4,420,355     3,363,602   76,158,704    79,522,306




                                          Col. F       Col. G      Col. H        Col. I
                                          ------       ------      ------        -------

                                                                              Life Upon Which
                                                                              Depreciation in
                                                                               Latest Income
                                       Accumulated     Date of       Date       Statement is
Description                            Depreciation  Construction  Acquired      Computed
--------------------                   ------------  ------------  --------   ---------------
Ala Moana Combined
  Honolulu, HI                          6,609,079                     1999           (f)

Apache Mall
  Rochester, MN                         2,813,256                     1998           (f)

Baybrook Mall
  Friendswood, TX                         524,369                     1999           (f)

Bayshore Mall,
  Eureka, CA                           16,068,894     1986-1987                      (f)

Bellis Fair Mall,
  Bellingham, WA                       21,821,145     1987-1988                      (f)

Birchwood Mall,
  Port Huron, MI                       13,695,579     1989-1990                      (f)

Boulevard Mall
  Las Vegas, NV                         5,671,819                     1998           (f)

Capital Mall
  Jefferson City, MO                    3,445,926                     1993           (f)

Century Mall
Birmingham, AL                          2,060,497                     1997           (f)

Chapel Hills
  Colorado
  Springs, CO                          10,208,106                     1993           (f)

Coastland Center
  Naples, FL                            3,114,536                     1998           (f)

Colony Square Mall
  Zanesville, OH                       12,034,612                     1986           (f)

Columbia Mall
  Columbia, MO                         12,595,199     1984-1985                      (f)

Coral Ridge Mall
  Coralville, IA                        3,382,029     1998-1999                      (f)

        Col. A               Col. B                   Col. C                    Col. D                    Col. E
        ------               ------                   ------                    ------                    ------
                                                                     Costs Capitalized
                                                                         Subsequent                Gross Amounts at Which
                                              Initial Cost             To Acquisition            Carried at Close of Period
                                         ------------------------  -----------------------  --------------------------------------
                                                      Buildings
                                                         and                                              Buildings
                           Encumbrances              Improvements                Carrying                   and
Description                     (e)         Land         (a)       Improvements  Costs (b)      Land     Improvements  Total(c)(d)
--------------------       ------------  ---------  -------------  ------------  ---------  ----------   ------------  -----------
Crossroads (MI)
  Kalamazoo, MI               44,820,562   6,800,000    61,200,000    1,207,393           0   6,800,000    62,407,393     69,207,393

Cumberland Mall
  Atlanta, GA                 99,720,600  15,198,568   136,787,110      688,747           0  15,198,568   137,475,857    152,674,425

Development in Progress                0  17,936,214     3,506,695            0              17,936,214     3,506,695     21,442,909

Eagle Ridge Mall
  Lake Wales, FL              27,000,000   7,619,865    49,560,538    4,140,109   5,678,662   7,621,768    59,379,309     67,001,077

Eden Prairie Mall
  Eden Prairie, MN                     0     465,063    19,024,047    4,301,120   1,684,662     465,063    25,009,829     25,474,892

Fallbrook Mall,
  West Hills, CA              46,900,000   6,117,338    10,076,520   56,643,397   2,520,315   6,127,138    69,240,232     75,367,370

Fox River Mall
  Appleton, WI                93,200,000   2,700,566    18,291,067   31,931,033   1,820,253   2,700,566    52,042,353     54,742,919

Gateway Mall,
  Springfield, OR             30,750,000   8,728,263    34,707,170   16,751,749   7,520,779   8,749,088    58,979,698     67,728,786

GGPLP Corp.
  Chicago, IL                243,000,000           0       556,740       31,986           0           0       588,726        588,726

110 Building
  Chicago, IL                 20,000,000           0    29,035,510            0           0           0    29,035,510     29,035,510

Grand Traverse Mall,
  Grand Traverse, MI          51,500,000   3,529,966    20,775,772   20,366,714   3,643,793   3,533,745    44,786,279     48,320,024

Greenwood Mall
  Bowling Green, KY           39,500,000   3,200,000    40,202,000   16,660,039           0   3,207,010    56,862,039     60,069,049

Knollwood Mall,
  St. Louis Park, MN          10,000,000           0     9,748,047   24,049,591   2,198,782   7,025,606    35,996,420     43,022,026

Lakeview Square Mall
  Battle Creek, MI            26,676,046   3,578,619    32,209,980    6,882,102           0   3,578,619    39,092,082     42,670,701

Lansing Mall
  Lansing, MI                 43,021,422   6,977,798    62,800,179    3,862,950           0   6,977,798    66,663,129     73,640,927

Lockport Mall,
  Lockport, NY                 9,300,000     800,000    10,000,000    4,221,701      23,656     800,000    14,245,357     15,045,357



                                          Col. F       Col. G      Col. H        Col. I
                                          ------       ------      ------        -------

                                                                              Life Upon Which
                                                                              Depreciation in
                                                                               Latest Income
                                       Accumulated     Date of       Date       Statement is
Description                            Depreciation  Construction  Acquired      Computed
--------------------                   ------------  ------------  --------   ---------------
Crossroads (MI)
  Kalamazoo, MI                         1,583,003                    1999           (f)

Cumberland Mall
  Atlanta, GA                           5,203,134                    1998           (f)

Development in Progress                         0

Eagle Ridge Mall
  Lake Wales, FL                        6,559,418      1995-1996                    (f)

Eden Prairie Mall
  Eden Prairie, MN                      1,352,772                    1997           (f)

Fallbrook Mall,
  West Hills, CA                       23,883,518                    1984           (f)

Fox River Mall
  Appleton, WI                         16,809,618      1983-1984                    (f)

Gateway Mall,
  Springfield, OR                      16,319,197      1989-1990                    (f)

GGPLP Corp.
  Chicago, IL                              86,867

110 Building
  Chicago, IL                           1,361,462

Grand Traverse Mall,
  Grand Traverse, MI                   12,037,271      1990-1991                    (f)

Greenwood Mall
  Bowling Green, KY                    10,262,394                    1993           (f)

Knollwood Mall,
  St. Louis Park, MN                   13,477,097                    1978           (f)

Lakeview Square Mall
  Battle Creek, MI                      2,970,710                    1996           (f)

Lansing Mall
  Lansing, MI                           5,181,088                    1996           (f)

Lockport Mall,
  Lockport, NY                          4,681,404                    1986           (f)

                         GENERAL GROWTH PROPERTIES, INC


      Col. A             Col. B                     Col. C                       Col. D                      Col. E
      ------             ------                     ------                       ------                      ------
                                                                    Costs Capitalized
                                                                        Subsequent                   Gross Amounts at Which
                                            Initial Cost             To Acquisition                Carried at Close of Period
                                      ------------------------   ------------------------     --------------------------------------
                                                    Buildings
                                                      and                                                   Buildings
                        Encumbrances              Improvements                   Carrying                     and
      Description          (e)          Land          (a)        Improvements    Costs (b)       Land      Improvements  Total(c)(d)
--------------------   ------------   ----------  ------------   ------------   ----------    ----------   ------------  -----------
Mall of the Bluffs,
  Council Bluffs, IA    44,473,981     1,860,116    24,016,343    12,490,311     2,529,093     1,894,220    39,035,747    40,929,967

Mall St. Vincent
  Shreveport, LA        18,980,553     2,640,000    23,760,000     1,001,642             0     2,640,000    24,761,642    27,401,642

Marketplace
Champaign, IL           47,000,000     7,000,000    63,972,357    23,340,190     1,215,376     7,000,000    88,527,923    95,527,923

McCreless Mall
 San Antonio, TX                 0     1,000,000     9,000,002       239,606             0     1,000,000     9,239,608    10,239,608

MEPC Acquisition
  Financing             25,000,000             0             0             0             0             0             0             0

Northridge Fashion
  Center
  Northridge, CA       107,103,159    16,618,095   149,562,583     6,348,900     2,930,658    16,663,260   158,842,141   175,505,401

Oakwood Mall,
  Eau Claire, WI        59,298,641     3,266,669    18,281,160    13,942,471     1,711,573     3,266,669    33,935,204    37,201,873

Park Mall
  Tucson, AZ            50,000,000     4,996,024    44,993,177    34,408,136     3,197,994     4,715,836    82,599,307    87,315,143

Piedmont Mall,
  Danville, VA          16,855,000     2,000,000    38,000,000     2,890,655        20,787     2,000,000    40,911,442    42,911,442

Pierre Bossier Mall
  Bossier City, LA      41,452,426     5,280,707    47,558,468     2,050,544             0     5,283,970    49,609,012    54,892,982

The Pines,
  Pine Bluff, AR        26,750,000     1,488,928    17,627,258     8,514,357     1,365,091     1,247,414    27,506,706    28,754,120

Regency Square Mall
  Jacksonville, FL      87,134,943    16,497,552   148,477,968     2,310,647             0    16,506,853   150,788,615   167,295,468

Rio West Mall,
  Gallup, NM            13,500,000             0    19,500,000     4,567,420             0             0    24,067,420    24,067,420

River Falls Mall,
  Clarksville, IN       28,000,000     3,177,688    54,610,421     6,833,658     5,281,892     3,182,305    66,725,971    69,908,276

River Hills Mall,
  Mankato, MN           51,200,000     3,713,529    29,013,757    18,489,952     2,584,241     4,707,314    50,087,950    54,795,264

Riverlands Shopping
  Center
  LaPlace, LA                    0       500,000     4,500,000       185,285             0       500,000     4,685,285     5,185,285


        Col. A             Col. F        Col. G     Col. H        Col. I
        ------             ------        ------     ------        ------


                                                              Life Upon Which
                                                              Depreciation in
                                                               Latest Income
                        Accumulated     Date of      Date       Statement is
      Description       Depreciation  Construction  Acquired     Computed
----------------------  ------------  ------------  --------  ---------------
Mall of the Bluffs,
  Council Bluffs, IA    12,958,603     1985-1986                   (f)

Mall St. Vincent
  Shreveport, LA           849,516                    1998         (f)

Marketplace
Champaign, IL            4,370,612                    1997         (f)

McCreless Mall
 San Antonio, TX           380,970                    1998         (f)

MEPC Acquisition
  Financing                      0

Northridge Fashion
  Center
  Northridge, CA         6,150,945                    1998         (f)

Oakwood Mall,
  Eau Claire, WI        12,589,829     1985-1986                   (f)

Park Mall
  Tucson, AZ             4,300,398                    1996         (f)

Piedmont Mall,
  Danville, VA           4,608,710                    1995         (f)

Pierre Bossier Mall
  Bossier City, LA       1,509,172                    1998         (f)

The Pines,
  Pine Bluff, AR         9,633,578     1985-1986                   (f)

Regency Square Mall
  Jacksonville, FL       5,713,919                    1998         (f)

Rio West Mall,
  Gallup, NM             7,392,436                    1986         (f)

River Falls Mall,
  Clarksville, IN       20,837,281     1989-1990                   (f)

River Hills Mall,
  Mankato, MN           12,558,294     1990-1991                   (f)

Riverlands Shopping
  Center
  LaPlace, LA              206,394                    1998         (f)

                         GENERAL GROWTH PROPERTIES, INC

     Col. A                 Col. B                           Col. C                            Col. D
     ------                 ------                           ------                            ------
                                                                                  Costs Capitalized            Gross Amounts at
                                                                                     Subsequent                Which Carried at
                                                 Initial Cost                       To Acquisition             Close of Period
                                         -------------------------------   -------------------------------    -----------------
                                                             Buildings
                                                               and
                        Encumbrances                       Improvements                       Carrying
     Description            (e)               Land             (a)          Improvements      Costs (b)             Land
---------------------- --------------    --------------   --------------   --------------   --------------      --------------
Rivertown Crossing
  Grandville, MI           87,861,668        10,972,923       97,141,738                0       12,132,835           10,972,923

Sooner Fashion Mall,
  Norman, OK               20,000,000         2,700,000       24,300,000        8,230,874                0            2,700,000

Southlake Mall,
  Morrow, GA               51,300,000         6,700,000       60,406,902        6,054,951           51,340            6,700,000

SouthShore Mall,
  Aberdeen, WA              9,000,000           650,000       15,350,000        4,886,262                0              650,000

Southwest Plaza
  Littleton , CO           84,961,720         9,000,000      103,983,673        7,078,809                0            9,000,000

Spring Hill
West Dundee, IL            90,816,339        12,400,000      111,643,525        2,472,773                0           12,400,000

St Cloud Mall LLC
St Cloud, Minnesota                 0                 0                0                0                0            2,812,169

Valley Hills,
Harrisonburg, VA           14,984,664         3,443,594       31,025,471        2,697,016                0            5,613,508

Valley Plaza Shopping
Center
Bakersfield, CA            75,197,965        12,685,151      114,166,356       -7,462,342                0           12,685,151

West Valley Mall,
  Tracy, CA                32,000,000         9,295,045       47,789,310        9,107,910        7,686,293            9,295,045

Westwood Mall
  Jackson, MI              20,900,000         2,658,208       23,923,869        2,295,190                0            3,571,208
                       --------------    --------------   --------------   --------------   --------------       --------------

  Grand Totals         $3,119,534,004    $  643,576,931   $3,070,601,498   $  513,282,673   $   84,454,945       $  658,211,969
                       ==============    ==============   ==============   ==============   ==============       ==============

     Col. A                  Col. E                           Col. F        Col. G      Col. H         Col. I
     ------                  ------                           ------        ------      ------         ------

                             Gross Amounts at Which
                           Carried at Close of Period
                         -------------------------------                                           Life Upon Which
                                                                                                   Depreciation in
                           Buildings                                                                Latest Income
                              and                           Accumulated       Date of      Date      Statement is
     Description          Improvements      Total(c)(d)     Depreciation   Construction  Acquired      Computed
----------------------   --------------   --------------   --------------  ------------  --------  ---------------
Rivertown Crossing
  Grandville, MI           109,274,573      120,247,496          282,091      1998-1999                  (f)

Sooner Fashion Mall,
  Norman, OK                32,530,874       35,230,874        2,211,541                    1996         (f)

Southlake Mall,
  Morrow, GA                66,513,193       73,213,193        3,718,949                    1997         (f)

SouthShore Mall,
  Aberdeen, WA              20,236,262       20,886,262        6,741,260                    1986         (f)

Southwest Plaza
  Littleton , CO           111,062,482      120,062,482        4,240,644                    1998         (f)

Spring Hill
West Dundee, IL            114,116,298      126,516,298        4,295,498                    1998         (f)

St Cloud Mall LLC
St Cloud, Minnesota                  0        2,812,169                0                    1999         (f)

Valley Hills,
Harrisonburg, VA            33,722,487       39,335,995        1,844,486                    1997         (f)

Valley Plaza Shopping
Center
Bakersfield, CA            106,704,014      119,389,165        4,120,658                    1998         (f)

West Valley Mall,
  Tracy, CA                 64,583,513       73,878,558        7,295,145           1995                  (f)

Westwood Mall
  Jackson, MI               26,219,059       29,790,267        2,048,540                    1996         (f)
                        --------------   --------------   --------------

  Grand Totals          $3,668,339,116   $4,326,551,085   $  376,673,468
                        ==============   ==============   ==============

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

                             (d) The aggregate cost of land, buildings and
                                 equipment for federal income tax purposes is approximately $3,556,155.

                                                        RECONCILIATION OF REAL ESTATE
                                                        -----------------------------

                                                                    1997             1998              1999
                                                                    ----             ----              ----
                             Balance at beginning of year      $1,555,068         $1,863,485       $3,676,796

                             Additions:                           308,417          1,813,311        1,238,874

                             Reductions:                               --                 --         (589,119)
                                                               ----------         ----------       ----------

                             Balance at close of year          $1,863,485         $3,676,796       $4,326,551
                                                               ==========         ==========       ==========



                                                    RECONCILIATION OF ACCUMULATED DEPRECIATION
                                                    ------------------------------------------
                                                                    1996             1998              1999
                                                                    ----             ----              ----

                             Balance at beginning of year        $188,744          $233,295         $301,789

                             Depreciation Expense                  44,551            68,494          105,046

                             Reductions:                               --                --          (30,162)
                                                                ---------          --------         --------

                             Balance at close of year           $233,295           $301,789         $376,673
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

                        GENERAL GROWTH PROPERTIES, INC.

     2(q) Sale and Contribution Agreement dated April 2, 1998, between Southwest Properties Venture and GGP Limited Partnership. (18)

     2(r). Contribution and Exchange Agreement dated as of July 10, 1998 (the "Contribution Agreement") among Nashland Associates, HRE Altamonte, Inc., Altamonte Springs Mall L.P., and GGP Limited Partnership. (21)

     2(s). Purchase and Sale Agreement and Joint Escrow Instructions dated as of August 21, 1998 by and between Spring Hill Mall Partnership (seller) and Spring Hill Mall L.L.C., (purchaser). (22)

     2(t). Purchase and Sale Agreement dated as of the 18th day of September, 1998 by and between Coastland Center Joint Venture (seller) and Coastland Center, L.P. (purchaser). (23)

     2(u) Purchase and Sale Agreement dated as of May 3, 1999, among D/E Hawaii Joint Venture, GGP Limited Partnership and General Growth Properties, Inc. (27)

     2(v) Agreement of Purchase and Sale, dated as of July 27, 1999, among Oak View Mall Corporation, a Delaware corporation, and Oak View Mall, L.L.C., a Delaware limited liability company. (28)

     2(w) Agreement of Purchase and Sale, dated as of July 22, 1999 between General Growth Properties, Inc., a Delaware corporation (the "Company"), and RREEF USA Fund-III, a California group trust. (28)

     2(x) Operating Agreement, dated November 10, 1999, between GGP Limited Partnership, a Delaware limited partnership, The Comptroller of the State of New York as Trustee of the Common Retirement Fund ("NYSCRF"), and GGP/Homart II L.L.C. a Delaware limited liability company ("GGP/ Homart II"). (28)

     2(y) Contribution Agreement dated November 10, 1999, by and between GGP Limited Partnership, a Delaware limited partnership (the "Operating Partnership"), and GGP/Homart II (Altamonte Mall). (29)

     2(z) Contribution Agreement dated November 10, 1999, by and between the Operating Partnership and GGP/Homart II (Northbrook Court). (29)

     2(aa) Contribution Agreement dated November 10, 1999, by and between the Operating Partnership and GGP/Homart II (Natick Trust). (29)

     2(bb) Contribution Agreement dated November 10, 1999, by and between the Operating Partnership and GGP/Homart II (Stonebriar Centre). (29)

     2(cc) Contribution Agreement dated November 10, 1999, by and between NYSCRF and GGP/Homart II (Carolina Place). (29)

     2(dd) Contribution Agreement dated November 10, 1999, by and between NYSCRF and GGP/Homart II (Alderwood Mall). (29)

     2(ee) Contribution Agreement dated November 10, 1999, by and between NYSCRF and GGP/Homart II (Montclair Plaza). (29)

     2(ff) Contribution Agreement, dated February 1, 2000, by and between General Growth Companies, Inc. and GGP Limited Partnership.

     3(a) Amended and Restated Certificate of Incorporation of the Company. (3)

     3(b) Amendment to Amended and Restated Certificate of Incorporation of the Company.(5)

                        GENERAL GROWTH PROPERTIES, INC.

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

                        GENERAL GROWTH PROPERTIES, INC.

     4(n) First Amendment to Rights Agreement, dated as of November 10,1999, between the Company and Norwest Bank, Minnesota, N.A. (28)

     4(o) Letter Agreement concerning Rights Agreement, dated November 10, 1999, between the Operating Partnership and NYSCRF. (28)

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

     (28) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated November 23, 1999, incorporated herein by reference.

     (29) Previously filed as an exhibit to the Company's Current Report on Form 8-K/A, dated January 11, 2000, incorporated herein by reference.