Form 10-Q
period 2000-03-31
GENERAL GROWTH PROPERTIES INC
filed 2000-05-12
CIK 895648

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000


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

The number of shares of Common Stock, $.10 par value, outstanding on May 10, 2000 was 51,972,250.

                         GENERAL GROWTH PROPERTIES, INC.

                                      INDEX

                                                                         PAGE
                                                                        NUMBER
                                                                        ------

PART I     FINANCIAL INFORMATION

           Item 1:  Financial Statements

                Consolidated Balance Sheets
                as of March 31, 2000 and December 31, 1999.............   3

                Consolidated Statements of Operations and
                Comprehensive Income for the three months
                ended March 31, 2000 and 1999..........................   4

                Consolidated Statements of Cash Flows
                for the three months ended March 31, 2000 and 1999.....   5

                Notes to Consolidated Financial Statements.............   6

           Item 2:  Management's Discussion and Analysis of
                Financial Condition and Results of Operations..........   19

                 Liquidity and Capital Resources of the Company........   21

           Item 3:  Quantitative and Qualitative Disclosures
                about Market Risk......................................   23


PART II    OTHER INFORMATION.

           Item 6:  Exhibits and Reports on Form 8-K...................   24

           SIGNATURES..................................................   25




                                    2 of 25

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         GENERAL GROWTH PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)

                                     ASSETS
                                     ------

                                             MARCH 31, 2000  DECEMBER 31, 1999
                                             --------------  -----------------
Investment in real estate:
      Land                                     $   642,252        $   640,276
      Buildings and equipment                    3,712,580          3,664,832
      Less accumulated depreciation               (403,814)          (376,673)
      Developments in progress                      22,143             21,443
                                               -----------        -----------
          Net property and equipment             3,973,161          3,949,878
      Investment in Unconsolidated
          Real Estate Affiliates                   699,655            666,074
      Mortgage note receivable                      31,065             31,065
                                               -----------        -----------
          Net investment in Real Estate          4,703,881          4,647,017
Cash and cash equivalents                           21,517             25,593
Tenant accounts receivable, net                     78,106             84,123
Deferred expenses, net                              97,557             93,536
Investment in and note receivable
      from General Growth Management, Inc.          73,488             65,307
Prepaid expenses and other assets                   38,584             39,319
                                               -----------        -----------
                                               $ 5,013,133        $ 4,954,895
                                               ===========        ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Mortgage notes and other debt payable          $ 3,192,808        $ 3,119,534
Distributions payable                               42,701             42,695
Accounts payable and accrued expenses              160,896            170,868
                                               -----------        -----------
                                                 3,396,405          3,333,097
                                               -----------        -----------
Minority interest in Operating Partnership         355,536            356,540
                                               -----------        -----------
Commitments and contingencies                            -                  -

Convertible Preferred Stock: $100 par value;
      5,000,000 shares authorized;                 337,500            337,500
      345,000 designated as PIERS (Note 1)
      which are convertible and carry a
      $1,000 liquidation value, 337,500 of
      which were issued and outstanding at
      March 31, 2000 and December 31, 1999

Stockholders' Equity:
      Common stock: $.10 par value;
          210,000,000 shares authorized;
          51,928,328 and 51,697,425 shares
          issued and outstanding as of
          March 31, 2000 and December 31,
          1999, respectively                         5,193              5,170
      Additional paid-in capital                 1,205,431          1,199,921
      Retained earnings (deficit)                 (276,558)          (272,199)
      Notes receivable-common stock purchase        (8,660)            (3,420)
      Accumulated equity in other
          comprehensive loss of unconsolidated
          affiliate                                 (1,714)            (1,714)
                                               -----------        -----------
          Total stockholders' equity               923,692            927,758
                                               -----------        -----------
                                               $ 5,013,133        $ 4,954,895
                                               ===========        ===========



The accompanying notes are an integral part of these consolidated financial statements.


                                    3 of 25

                         GENERAL GROWTH PROPERTIES, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                           FOR THE THREE MONTHS ENDED
                            MARCH 31, 2000 AND 1999
                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)

                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                  2000                1999
                                               -----------        -----------
Revenues:
     Minimum rents                             $   102,002        $    83,773
     Tenant recoveries                              52,395             42,132
     Overage rents                                   2,670              3,861
     Other                                           3,723              2,445
     Fee income                                      1,693              2,049
                                               -----------        -----------
       Total revenues                              162,483            134,260
                                               -----------        -----------
Expenses:
     Real estate taxes                              12,580             11,846
     Management fees to affiliate                    2,332              1,300
     Property operating                             40,433             31,139
     Provision for doubtful accounts                   122              1,037
     General and administrative                      1,429              1,501
     Depreciation and amortization                  29,403             25,015
                                               -----------        -----------
       Total expenses                               86,299             71,838
                                               -----------        -----------
       Operating income                             76,184             62,422

Interest expense, net                              (47,985)           (39,087)
Equity in net income/(loss) of
     unconsolidated affiliates                       8,481              4,210
Income before extraordinary items and
     allocation to minority interest                36,680             27,545
Income allocated to minority interest               (8,439)            (4,216)
                                               -----------        -----------
Income before extraordinary items                   28,241             23,329
Extraordinary items                                      -             (8,693)
                                               -----------        -----------
       Net income                                   28,241             14,636
                                               -----------        -----------
Convertible Preferred Stock Dividends               (6,117)            (6,117)
                                               -----------        -----------
       Net income available to
         common stockholders                   $    22,124        $     8,519
                                               ===========        ===========

Earnings before extraordinary item
     per share-basic                           $      0.43        $      0.43
                                               ===========        ===========
Earnings before extraordinary item
     per share-diluted                         $      0.43        $      0.43
                                               ===========        ===========
Earnings per share-basic                       $      0.43        $      0.21
                                               ===========        ===========
Earnings per share-diluted                     $      0.43        $      0.21
                                               ===========        ===========
Distributions declared per share               $      0.51        $      0.49
                                               ===========        ===========

Net income                                     $    28,241        $    14,636
Other Comprehensive income (loss):
     Equity in unrealized income/(loss)
       on available-for-sale securities
       of unconsolidated affiliate, net
       of minority interest                              -                  -
                                               -----------        -----------
Comprehensive income                           $    28,241        $    14,636
                                               ===========        ===========

                                    4 of 25

                         GENERAL GROWTH PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999
                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)


                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                                2000           1999
                                                            -----------    -----------
Cash flows from operating activities:
      Net Income                                            $    28,241     $    14,636
Adjustments to reconcile net income to net
   cash provided by operating activities:
      Minority interest                                           8,439           4,216
      Extraordinary items                                             -           8,693
      Equity in net income of unconsolidated
        affiliates                                               (8,481)         (4,210)
      Provision for doubtful accounts                               122           1,037
      Distributions received from
        unconsolidated affiliates                                 2,489           6,517
      Depreciation                                               27,141          24,453
      Amortization                                                2,262             562
Net Charges:
      Tenant accounts receivable                                  5,895            (464)
      Prepaid expenses and other assets                             735             310
      Accounts payable and accrued expenses                      (9,972)        (12,167)
                                                            -----------     -----------
          Net cash provided by (used in)
            operating activities                                 56,871          43,583
                                                            -----------     -----------

Cash flows from investing activities:
      Acquisition/development of real estate
        and improvements and additions to
        properties                                              (50,209)       (113,235)
      Increase in investments in
        unconsolidated affiliates                               (37,628)           (303)
      Change in notes receivable from General
        Growth Management, Inc.                                  (7,433)         (9,027)
      Distributions received from
        unconsolidated affiliates                                 9,290          11,882
      Increase in deferred expenses                              (6,114)           (849)
                                                            -----------     -----------
          Net cash provided by (used in)
            investing activities                                (92,094)       (111,532)
                                                            -----------     -----------

Cash flows from financing activities:
      Cash distributions paid to common
        stockholders                                            (26,481)        (18,330)
      Cash distributions paid to minority
        interest                                                (10,097)         (9,309)
      Payment of dividends on PIERS                              (6,117)         (6,117)
      Proceeds from exercised options                                 -             760
      Proceeds from sale of common stock, net
        of issuance costs                                           735             (49)
      Proceeds from issuance of mortgage/
        other notes payable                                     159,606         105,000
      Principal payments on mortgage notes and
        other debt payable                                      (86,332)         (9,058)
      Penalty on retirement of debt                                   -             (38)
      Increase in deferred expenses                                (167)              -
                                                            -----------     -----------
          Net cash provided by (used in)
            financing activities                                 31,147          62,859
                                                            -----------     -----------

Net change in cash and cash equivalents                          (4,076)         (5,090)
Cash and cash equivalents at beginning of year                   25,593          19,630
                                                            -----------     -----------
Cash and cash equivalents at end of period                  $    21,517     $    14,540
                                                            -----------     -----------

Supplemental disclosure of cash flow information
      Interest paid                                         $    57,134     $    46,246
      Interest capitalized                                        4,530           2,977

Non-cash investing and financing activities:
      Common stock issued in exchange for
        Operating Partnership Units                         $         -     $       169
      Common stock issued in exchange for
        GGP/Homart stock                                              -          33,611
      Operating Partnership Units issued as
        consideration for purchase of land                          215               -
      Penalty on retirement of debt                                   -           8,655
      Notes receivable issued for
        exercised stock options                                   5,240               -

The accompanying notes are an integral part of these consolidated financial statements.

                                    5 of 25

                         GENERAL GROWTH PROPERTIES, INC.
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)




NOTE 1        ORGANIZATION

Readers of this quarterly report should refer to the Company's audited financial statements for the year ended December 31, 1999 which are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-11656) dated March 14, 2000, as certain footnote disclosures which would substantially duplicate those contained in such audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Company's 1999 Annual Report on Form 10-K.
GENERAL

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

During June 1998, General Growth completed a public offering of 13,500,000 depositary shares (the "Depositary Shares"), each representing 1/40 of a share of 7.25% Preferred Income Equity Redeemable Stock, Series A, par value $100 per share ("PIERS"). The Depositary Shares are convertible at any time, at the option of the holder, into shares of Common Stock at the conversion price of $39.70 per share of Common Stock. The PIERS and the Depositary Shares are subject to mandatory redemption by General Growth on July 15, 2008 at a price of $1,000 per PIERS, plus accrued and unpaid dividends, if any, to the redemption date. Accordingly, the PIERS have been reflected in the accompanying financial statements at such liquidation or redemption value.

During 1999, General Growth established the General Growth Properties, Inc. Employee Stock Purchase Plan (the "ESPP") to assist eligible employees in acquiring a stock ownership interest in General Growth. A maximum of 500,000 shares of Common Stock is reserved for issuance under the ESPP. Under the ESPP, eligible employees make payroll deductions over a six-month purchase period at which time the amounts withheld are used to purchase shares of Common Stock at a purchase price equal to 85% of the lesser of the closing price of a share of Common Stock on the first trading day of the purchase period or the last trading day of the purchase period. The first purchase period under the ESPP ended December 31, 1999. On January 3, 2000, 26,205 shares of Common Stock were sold to ESPP participants at a price of $23.80 per share. In addition, effective January 1, 2000, General Growth established a Dividend Reinvestment and Stock Purchase Plan ("DRSP"). General Growth has reserved for issuance up to 1,000,000 shares of Common Stock for



                                    6 of 25

                        GENERAL GROWTH PROPERTIES, INC.
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)

issuance under the DRSP. The DRSP will, in general, allow participants in the Plan to make purchases of Common Stock from dividends received or additional cash investments. Although the purchase price of the Common Stock will be determined by the current market price, the purchases will be made without fees or commissions. General Growth will satisfy DRSP Common Stock purchase needs through the issuance of new shares of Common Stock or by repurchases of currently outstanding Common Stock. As of March 31, 2000, an aggregate of 4,698 shares of Common Stock have been issued under the DRSP.


OPERATING PARTNERSHIP

The Operating Partnership commenced operations on April 15, 1993 and as of March 31, 2000, the Company owned 100% of fifty-two regional shopping centers (the "Wholly-Owned Centers"); 50% of the stock of GGP/Homart, Inc. ("GGP/Homart"), 50% of the stock of GGP/Homart II, L.L.C. ("GGP/Homart II"), 51% of the stock of GGP Ivanhoe, Inc. ("GGP Ivanhoe"), 51% of the stock of GGP Ivanhoe III, Inc. ("GGP Ivanhoe III") and 50% of Quail Springs Mall and Town East Mall (collectively the "Unconsolidated Real Estate Affiliates");and a 100% non-voting preferred stock interest representing 95% of the equity interest in General Growth Management, Inc. ("GGMI"). As of such date, GGP/Homart owned interests in twenty-three shopping centers (the "Homart Centers"), GGP/Homart II owned interests in seven shopping centers (including one shopping center under construction),GGP Ivanhoe owned 100% of two shopping centers, and GGP Ivanhoe III (through a wholly owned subsidiary) owned 100% of eight shopping centers. Together, the Wholly-Owned Centers and the centers owned by the Unconsolidated Real Estate Affiliates comprise the "Company Portfolio" or the "Portfolio Centers".

As of March 31, 2000, General Growth owned an approximate 72% general partnership interest in the Operating Partnership (excluding its preferred units of partnership interest as discussed below). The remaining approximate 28% minority interest in the Operating Partnership is held by limited partners that include trusts for the benefit of the families of the original stockholders who initially owned and controlled the Company and subsequent contributors of properties to the Company. These minority interests are represented by common units of limited partnership interest in the Operating Partnership (the "Units"). The Units can be redeemed for cash or, at General Growth's election with certain restrictions, for shares of Common Stock on a one-for-one basis. The holders of the Units also share equally with General Growth's common stockholders on a per share basis in any distributions by the Operating Partnership on the basis that one Unit is equivalent to one share of Common Stock.

In addition, in order to enable General Growth to comply with its obligations in respect to the PIERS, General Growth owns preferred units of limited partnership interest in the Operating Partnership (the "Preferred Units") which have rights, preferences and other privileges, including distribution, liquidation, conversion and redemption rights, that mirror those of the PIERS. Accordingly, the Operating Partnership is required to make all required distributions on the Preferred Units prior to any distribution of cash or assets to the holders of the Units. At March 31, 2000, 100% of the Preferred Units (337,500) were owned by General Growth.



                                    7 of 25

                        GENERAL GROWTH PROPERTIES, INC.
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership consisting of the fifty-two centers and the unconsolidated investments in GGP/Homart, GGP/Homart II, GGP Ivanhoe, GGP Ivanhoe III, Quail Springs Mall, Town East Mall and GGMI. All significant inter-company balances and transactions have been eliminated.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position of the Company as of March 31, 2000 and the results of operations for the three months ended March 31, 2000 and 1999 and cash flows for the three months ended March 31, 2000 and 1999 have been included.

Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.


EARNINGS PER SHARE ("EPS")

Basic per share amounts are based on the weighted average of common shares outstanding of 51,918,470 for 2000 and 40,054,780 for 1999. Diluted per share amounts are based on the total number of weighted average common shares and dilutive securities (stock options) outstanding of 51,935,601 for 2000 and 40,252,453 for 1999. The effect of the issuance of the PIERS is anti-dilutive with respect to the Company's calculation of diluted earnings per share for the three months ended March 31, 2000 and 1999 and therefore has been excluded. The outstanding Units have been excluded from the diluted earnings per share calculation as there would be no effect on the EPS amounts since the minority interests' share of income would also be added back to net income. Options to purchase 313,964 shares of Common Stock pursuant to General Growth's 1998 Incentive Stock Plan were granted March 25, 1999 but were not included in the computation of diluted EPS because the conditions which must be satisfied prior to the issuance of any such shares under the Plan were not achieved during the applicable period.

The following are the reconciliations of the numerators and denominators of the basic and diluted EPS.
                                                    THREE MONTHS ENDED
                                                         MARCH 31,
                                                   2000               1999
                                               -----------        -----------
Numerators:
Income before extraordinary item               $    28,241        $    23,329
     Dividends on PIERS                             (6,117)            (6,117)
                                               -----------        -----------
     Income available to common
       shareholders before extraordinary
       item - for basic and diluted EPS             22,124             17,212
     Extraordinary  Items                                -             (8,693)
                                               -----------        -----------
Net income available to common
  shareholders  -  for basic and diluted EPS   $    22,124        $     8,519
                                               ===========        ===========


                                    8 of 25

                        GENERAL GROWTH PROPERTIES, INC.
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


Denominators:
Weighted average common shares
  outstanding (in thousands) - for basic EPS        51,918             40,055
Effect of dilutive securities - options                 18                197
                                               -----------        -----------
Weighted average common shares
  outstanding (in thousands) - for diluted EPS      51,936             40,252
                                               ===========        ===========


NOTES RECEIVABLE - COMMON STOCK PURCHASE

In April, May and September, 1998 certain officers of the Company issued to the Company an aggregate of $3,164 of promissory notes in connection with their exercise of options to purchase an aggregate of 166,000 shares of the Company's Common Stock. During 1999, the Company received approximately $62 in payments, made advances of approximately $380 in conjunction with additional advances and Common Stock purchases by such officers and forgave approximately $64 in principal and accrued interest on such notes. During the first quarter of 2000, the Company made an advance of $5,240 in conjunction with an exercise of options to purchase 200,000 shares of Common Stock by one of such officers. The notes, which bear interest at a rate computed as a formula of a market rate, are collateralized by the shares of Common Stock issued upon exercise of such options, provide for quarterly payments of interest and are payable to the Company on demand.


REVENUE RECOGNITION

Minimum rent revenues are recognized on a straight-line basis over the term of the related leases. Overage rents are recognized on an accrual basis (see Note
8). Recoveries from tenants for taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable costs are incurred. The Company provides an allowance for doubtful accounts against the portion of accounts receivable (including amounts recognized as receivable due to the recognition of minimum rents on a straight-line basis as described above) which is estimated to be uncollectible. Such allowances are reviewed periodically based upon the recovery experience of the Company.

COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" requires that the Company disclose comprehensive income in addition to net income. Comprehensive income is a more inclusive financial reporting methodology that encompasses net income and all other changes in equity except those resulting from investments by and distributions to equity holders. One item included in comprehensive income but not net income is unrealized holding gains or losses on marketable securities classified as available-for-sale. Although General Growth and its consolidated affiliates do not have any available-for-sale securities, one of its unconsolidated affiliates received common stock of Simon Property Group, Inc. as part of a 1998 transaction. Holding gains or losses on such securities through June 30, 1999 were not significant and were not reflected. However, at December 31, 1999 the Company reduced its carrying amount for its investment in such unconsolidated affiliate by $2,436 and reflected $1,714 as other comprehensive



                                    9 of 25

                        GENERAL GROWTH PROPERTIES, INC.
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


loss, net of minority interest of $722, as its equity in such unconsolidated affiliate's cumulative unrealized holding loss on such securities. For the three months ended March 31, 2000 there was a nominal holding gain on such securities which has not been reflected.

BUSINESS SEGMENT INFORMATION

The Financial Accounting Standards Board (the "FASB") has issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131") . Statement 131 requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise. The sole business of General Growth and its consolidated affiliates is owning and operating shopping centers. General Growth evaluates operating results and allocates resources on a property-by-property basis and does not distinguish or group its operations on a geographic basis. Accordingly, General Growth has determined it has a single reportable segment for Statement 131 purposes. Further, all operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues.


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

On July 30, 1999, the Company acquired a 100% ownership interest in the Ala Moana Center in Honolulu, Hawaii. The price paid to the seller was $810,000 (before closing adjustments, including a credit for the cost to complete an ongoing expansion project), and was funded with the proceeds of a short-term first mortgage loan of approximately $438,000 and approximately $294,000 in cash including a portion of the net proceeds from the 1999 Offering. The short-term floating rate loan was fully repaid on August 26,1999 with the proceeds of the issuance of commercial mortgage-backed securities (Note 4).

On October 28, 1999, the Company acquired Baybrook Mall in Houston, Texas. The aggregate consideration paid by the Company was approximately $133,000 (subject to pro-rations and certain adjustments), which was paid in cash (raised primarily through new long-term financing on other previously unsecured properties), and a new 10-year $95,000 non-recourse loan.

The Company financed the forgoing acquisitions through a combination of secured and unsecured debt and the proceeds of the 1999 Offering as described in Note 1.

All acquisitions completed through March 31, 2000 were accounted for utilizing the purchase method and accordingly, the results of operations are included in the Company's results of operations from the respective dates of acquisition.




                                    10 of 25

                        GENERAL GROWTH PROPERTIES, INC.
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


DEVELOPMENTS

During 2000 and 1999, the Company was developing or had completed construction at two development sites in the following locations: Grandville (Grand Rapids), Michigan and Frisco (Dallas), Texas. Construction of the Grandville (Grand Rapids) mall (RiverTown Crossings) commenced in December, 1997, and opened in November 1999. Construction of Stonebriar Centre, owned by GGP/Homart II, located in Frisco (Dallas), Texas commenced in October of 1999 with an anticipated completion date in August of 2000.

During 1999, the Company formed a joint venture to develop a regional mall in Westlake (Dallas), Texas. As of March 31, 2000, the Company had invested approximately $13,067 in the joint venture. In addition, the Company is currently obligated to fund pre-development costs (estimated to be approximately $1,545, most of which remains to be incurred). Actual development costs are not resolved at this time. The retail site, part of a planned community which is expected to contain a resort hotel, a golf course, luxury homes and corporate offices, is currently planned to contain up to 1.6 million square feet of tenant space including up to six anchor stores and a multi-screen theater. There can be no assurance that development of this site will proceed beyond the pre-development phase.

The Company also owns and is investigating certain other potential development sites, including sites in Toledo, Ohio and West Des Moines, Iowa, but there can be no assurance that development of these sites will proceed.


NOTE 3        INVESTMENTS IN UNCONSOLIDATED AFFILIATES

GGP/HOMART

The Company currently owns 50% of GGP/Homart with the remaining ownership interest held by an institutional investor. At March 31, 2000, GGP/Homart owned interests in twenty-three regional shopping malls, four of which were owned jointly with venture partners. During 2000, GGP/Homart purchased its venture partner's interest in Lakeland Square (Lakeland, Florida). During 1999, GGP/Homart purchased its venture partner's interest in the Parks at Arlington (Arlington (Dallas), Texas). GGP/Homart has elected real estate investment trust status for income tax purposes. The Company shares in the profits and losses, cash flows and other matters relating to GGP/Homart in accordance with its ownership percentage. The co-investor in GGP/Homart has an exchange right under the GGP/Homart Stockholders Agreement, which permits it to convert its ownership interest in GGP/Homart to shares of Common Stock of General Growth. If such exchange right is exercised, the Company may alternatively satisfy such exchange in cash. During 1999, the Company received notice that one of the institutional investors (holding an approximate 4.7% interest in GGP/Homart) desired to exercise its exchange right. The Company satisfied the exercise of such exchange right (effective as of January 1, 1999) by issuing 1,052,182 shares of Common Stock, thereby increasing its ownership interest in GGP/Homart from approximately 38.2% in 1998 to approximately 42.9% for the first quarter of 1999. During the second quarter of 1999, two additional co-investors (which then owned in the aggregate an approximate 7.1% interest in GGP/Homart) notified the Company that they desired to exercise their exchange rights. The Company satisfied the exercise of such exchange rights (effective as of April 1, 1999) by issuing an aggregate of 1,551,109 shares of Common Stock, thereby increasing its ownership interest in GGP/Homart to 50%.



                                    11 of 25

                        GENERAL GROWTH PROPERTIES, INC.
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


GGP/HOMART II

In November 1999, the Company, together with New York State Common Retirement Fund ("NYSCRF"), the Company's co-investor in GGP/Homart, formed GGP/Homart II, a Delaware limited liability company which is owned equally by the Company and its co-investor. GGP/Homart II owns 100% interests in Stonebriar Centre in Frisco (Dallas), Texas (currently under construction), Altamonte Mall in Altamonte Springs (Orlando), Florida, Natick Mall in Natick (Boston), Massachusetts and Northbrook Court in Northbrook (Chicago), Illinois which were contributed by the Company; and 100% interests in Alderwood Mall in Lynnwood (Seattle), Washington; Carolina Place in Charlotte, North Carolina; and Montclair Plaza in Los Angeles, California which were contributed by NYSCRF. Certain of the malls were contributed subject to existing financing in order to balance the net equity values of the malls contributed by each of the venture partners. According to the membership agreement between the venture partners, the Company and its joint venture partner share in the profits and losses, cash flows and other matters relating to GGP/Homart II in accordance with their respective ownership percentages. As major operating and capital decisions require the approval of both venture partners, the Company is accounting for GGP/Homart II using the equity method.


GGP IVANHOE III

In 1998, GGP Ivanhoe III acquired the U.S. Prime Property, Inc. ("USPPI") portfolio through a merger of a wholly-owned subsidiary of GGP Ivanhoe III into USPPI. The properties acquired include: Landmark Mall in Alexandria, Virginia; Mayfair Mall and adjacent office buildings in Wauwatosa (Milwaukee), Wisconsin; Meadows Mall in Las Vegas, Nevada; Northgate Mall in Chattanooga, Tennessee; Oglethorpe Mall in Savannah, Georgia; and Park City Center in Lancaster, Pennsylvania. In 1999, GGP Ivanhoe III acquired Oak View Mall in Omaha, Nebraska and Eastridge Shopping Mall in San Jose, California.

The common stock of GGP Ivanhoe III, which has elected to be taxed as a REIT, is owned 51% by the Company and 49% by a joint venture partner. The joint venture partner in GGP Ivanhoe III is an affiliate of Ivanhoe Inc. of Montreal, Quebec, Canada ("Ivanhoe") and is also the Company's joint venture partner in GGP Ivanhoe (described below). The Company and Ivanhoe share in the profits and losses, cash flows and other matters relating to GGP Ivanhoe III in accordance with their respective ownership percentages except that certain major operating and capital decisions (as defined in the stockholders' agreement) require the approval of both stockholders. Accordingly, the Company is accounting for GGP Ivanhoe III using the equity method.


GGP IVANHOE

GGP Ivanhoe owns The Oaks Mall in Gainesville, Florida and Westroads Mall in Omaha, Nebraska. The Company contributed approximately $43,700 for its 51% ownership interest in GGP Ivanhoe and Ivanhoe owns the remaining 49% ownership interest. The terms of the stockholder's agreement are similar to those of GGP Ivanhoe III.




                                    12 of 25

                        GENERAL GROWTH PROPERTIES, INC.
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


TOWN EAST MALL/QUAIL SPRINGS MALL

The Company owns a 50% interest in Town East Mall, located in Mesquite, Texas and a 50% interest in Quail Springs Mall in Oklahoma City, Oklahoma. The Company shares in the profits and losses, cash flows and other matters relating to Town East Mall and Quail Springs Mall in accordance with its ownership percentage.


GGMI

The Operating Partnership currently holds all of the non-voting preferred stock ownership interest in GGMI representing 95% of the equity interest. Certain key employees of the Company hold the remaining 5% equity interest through ownership of 100% of the common stock of GGMI, which is entitled to all voting rights in GGMI. Accordingly, the Company utilizes the equity method to account for its ownership interest in GGMI. GGMI cannot distribute funds to its common stockholders until its available cash flow exceeds all accumulated preferred dividends owed to the preferred stockholder. As of March 31, 2000, no preferred stock dividends have been paid by GGMI. Due to these currently unpaid and accrued preferences on the preferred stock, the Company has been allocated 100% of the earnings (loss) and cash flows generated by GGMI since 1996. Any dividends in excess of the preferred cumulative dividend are allocated 95% to the preferred stockholder and 5% to the common stockholders. The Operating Partnership also has advanced funds to GGMI at interest at rates ranging from 8% to 14% per annum and which mature by 2016. The loans require payment of interest only until maturity, but GGMI may make principal payments on the loans if it has sufficient cash flow. GGMI manages, leases, and performs various other services for the Portfolio Centers and other properties owned by unaffiliated parties.

SUMMARIZED INCOME STATEMENT INFORMATION OF UNCONSOLIDATED REAL ESTATE AFFILIATES The following is summarized income statement information of Unconsolidated Real Estate Affiliates of the Company for the three months ended March 31, 2000 and 1999.

                                                    THREE MONTHS ENDED
                                                           MARCH
                                                   2000               1999
                                               -----------        -----------
Revenues
      Tenant rents                             $   133,012        $    87,248
      Fees and other revenues                            -                  -
                                               -----------        -----------
           Total Revenues                          133,012             87,248

Operating expenses                                  57,139             34,908
Depreciation and Amortization                       25,321             15,183
                                               -----------        -----------
           Operating Income                         50,552             37,157

Interest expense, net                              (33,834)           (23,935)
Equity in net income of
      unconsolidated real estate affiliates          1,232              1,548
Gain (loss) on property sales                          183                811
Income allocated to minority interest                  (88)              (139)
                                               -----------        -----------
           Net Income                          $    18,045        $    15,442
                                               ===========        ===========



                                    13 of 25

                        GENERAL GROWTH PROPERTIES, INC.
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


NOTE 4   MORTGAGE NOTES AND OTHER DEBTS PAYABLE

Mortgage notes and other debts payable at March 31, 2000 and December 31, 1999 consisted of the following:

                                             MARCH 31, 2000   DECEMBER 31, 1999
                                             --------------   -----------------
      Fixed-Rate debt
        Mortgage notes payable                 $ 1,692,120        $ 1,724,854
      Variable-Rate debt
        Mortgage notes payable                   1,190,688          1,234,680
        Credit Facility and bank loan              310,000            160,000
                                               -----------        -----------
        Total Variable-Rate debt                 1,500,688          1,394,680
                                               -----------        -----------
        Total                                  $ 3,192,808        $ 3,119,534
                                               ===========        ===========

FIXED RATE DEBT
MORTGAGE NOTES PAYABLE

Mortgage notes payable consist primarily of fixed rate non-recourse notes collateralized by individual or groups of properties. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty of a yield-maintenance premium or a percentage of the loan balance.


VARIABLE RATE DEBT
MORTGAGE NOTES PAYABLE

Variable mortgage notes payable consist primarily of the approximate $97,500 outstanding on the construction loan collateralized by RiverTown Crossings as described below, approximately $130,000 of non-recourse financing collateralized by a pool of six wholly-owned properties and approximately $858,800 of collateralized mortgage-backed securities, as described below. The remaining loans are generally short term in nature and bear interest at a rate per annum equal to LIBOR (6.1325% at March 31, 2000) plus 90 to 185 basis points. The Company currently expects to retire or refinance such obligations when due.


MEPC ACQUISITION FINANCING

In June, 1998 the Company obtained a loan of approximately $830,000 to acquire a portfolio of eight regional mall shopping centers (the "MEPC Portfolio"). The Company repaid approximately $217,000 of this loan on June 10, 1998 from the net proceeds of the public offering of the Depositary Shares as described in Note 1. Shortly after the initial acquisition loan funding, the Company obtained from the lender an option to allow the extension of this loan at maturity at the lender's then current rates. During 1999 however, the Company reached agreements in principle with other lenders for full replacement financing and notified the current lender that the loan would be fully repaid at maturity. Such notification obligated the Company to pay $8,655 to the lender as a loan prepayment fee which has been reflected in extraordinary items for the three months ended


                                    14 of 25

                        GENERAL GROWTH PROPERTIES, INC.
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)



March 31, 1999. The remaining MEPC Acquisition Financing was repaid in 1999 with other securred financing and approximately $441,000 of the proceeds of the GGP-Ivanhoe CMBS financing described below. In conjunction with the repayment, the Company expensed previously unamortized deferred financing costs of approximately $3,280.


COMMERCIAL MORTGAGE-BACKED SECURITIES

In August 1999, the Company issued $500,000 of commercial mortgage-backed securities, collateralized by the Ala Moana Center. The securities (the "Ala Moana CMBS") are comprised of notes which bear interest at rates per annum ranging from LIBOR plus 50 basis points to LIBOR plus 275 basis points (weighted average equal to LIBOR plus 95 basis points), calculated and payable monthly. In conjunction with the issuance of the Ala Moana CMBS, the Company arranged for an interest rate cap agreement, the effect of which limits the maximum interest rate the Company will be required to pay on the securities to 9% per annum.

In September 1999, the Company issued $700,229 of commercial mortgage backed securities cross-collateralized and cross-defaulted by a portfolio of nine regional malls and an office complex adjacent to one of the regional malls. The securities (the "GGP-Ivanhoe CMBS") are comprised of notes which bear interest at rates per annum ranging from LIBOR plus 52 basis points to LIBOR plus 325 basis points (weighted average equal to LIBOR plus approximately 109 basis points), calculated and payable monthly. In conjunction with the issuance of the GGP-Ivanhoe CMBS, the Company arranged for an interest rate cap agreement, the effect of which limits the maximum interest rate the Company will be required to pay on the securities to 9.03% per annum. Payments received pursuant to the interest rate cap agreement for the three months ended March 31, 2000 were approximately $38 which were reflected as a reduction in net interest expense. The $392,000 interim loan collateralized by the USPPI portfolio was repaid with $341,019 of the proceeds from the sale of the GGP-Ivanhoe CMBS and capital contributions by the Company (from its Credit Facility) and from Ivanhoe in the ratio of their respective stock ownership percentages. The remaining proceeds from the sale of the GGP-Ivanhoe CMBS along with other interim financing proceeds were used by the Company to repay the $441,000 remaining balance on the MEPC Acquisition Financing.


CREDIT FACILITY

The Company's $200,000 unsecured revolving credit facility bears interest at a rate per annum equal to LIBOR plus 80 to 120 basis points depending upon the Company's leverage ratio and matures on July 31, 2000. The Credit Facility is subject to financial performance covenants including debt-to-market capitalization, minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") ratios and minimum equity values. On March 31, 2000, the Credit Facility had an outstanding balance of $190,000.


INTERIM FINANCING

In January 1999, the Company obtained an additional $30,000 unsecured bank loan, which bore interest at a floating market rate (average rate equal to 6.46% per annum). The Company had obtained in November 1998 a thirteen-month loan in the principal amount of $55,000 collateralized by a negative pledge (i.e., the promise not to encumber) of Coastland Center. These loans were



                                    15 of 25

                        GENERAL GROWTH PROPERTIES, INC.
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


repaid on May 21, 1999 with a ten-year 7.0% mortgage loan in the principal amount of $87,000 collateralized by Coastland Center.

In January 1999, the Company obtained an additional $83,655 floating rate (7.31% at March 31, 1999) interim loan which was originally scheduled to mature June 1, 1999. During May 1999, the Company obtained a new $45,000 mortgage loan collateralized by The Crossroads Mall. The loan partially repaid the interim loan and the the remaining balance, approximately $38,655, was extended and repaid in October 1999 with a portion of the proceeds of a six property $130,000 two-year non-recourse mortgage pool financing.

In January 2000, the Company obtained a new $200,000 unsecured short-term bank loan. The January 2000 initial funding of $120,000 on this loan was used to fund ongoing redevelopment projects and repay the remaining balance of $83,000 on an interim loan obtained in September 1999. The bank loan bears interest at LIBOR plus 150 basis points and matures concurrently with the July 2000 maturity of the Company's Credit Facility. The Company currently expects to jointly refinance these obligations when due with a new revolving credit facility of approximately $550,000.

In April 1999, the Company obtained an additional $25,000 bank loan, partially secured by Park Mall in Tuscon, Arizona. In October 1999, the loan was increased to $50,000. The loan matures September 1, 2000, bears interest at a rate per annum of LIBOR plus 175 basis points and is expected to be replaced by maturity with a $90,000 construction loan facility to be secured by Park Mall which is currently undergoing extensive renovation, with the final phase of renovation expected to be completed in 2001.


CONSTRUCTION LOAN

During April, 1999 the Company received $30,000 representing the initial loan draw on a $110,000 construction loan facility. The facility is secured by and will provide financing for the RiverTown Crossings Mall development in Grandville (Grand Rapids), Michigan. The construction loan provides for periodic funding as construction and leasing continues which currently bear interest at a rate per annum of LIBOR plus 150 basis points. As of March 31, 2000 additional loan draws of approximately $67,500 have been made. Interest is due monthly but may be added to the periodic loan draws. The loan matures on June 29, 2001 and the Company currently intends to refinance such loan at or prior to maturity with a non-recourse long-term mortgage loan.


LETTERS OF CREDIT

As of March 31, 2000 and December 31, 1999, the Operating Partnership had outstanding letters of credit of $7,934, primarily in connection with special real estate assessments and insurance requirements. In addition at March 31, 2000 the Company has a letter of credit of approximately $30,925 related to the funding of the Ala Moana CMBS and pending construction projects at the Ala Moana Center.



                                    16 of 25

                        GENERAL GROWTH PROPERTIES, INC.
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


NOTE 5     DISTRIBUTIONS PAYABLE

The following is a chart of the previous common and preferred distributions for the Company paid in 1999 and 2000. As described in Note 1, General Growth's preferred stock dividends to its preferred stockholders were in the same amount as the Operating Partnership distributions to General Growth on the same dates with respect to the Preferred Units held by General Growth.

                              COMMON DISTRIBUTIONS
-------------------------------------------------------------------------------
                                                    GENERAL       OPERATING
                                                    GROWTH       PARTNERSHIP
   DECLARATION  AMOUNT PER   RECORD    PAYMENT   STOCKHOLDERS  LIMITED PARTNERS
      DATE        SHARE       DATE      DATE        AMOUNT         AMOUNT

    12/13/99      $0.51     01/06/00   01/31/00    $26,481        $10,097
    09/22/99       0.49     10/05/99   10/29/99     25,322          9,701
    06/18/99       0.49     07/02/99   07/30/99     19,651          9,712
    03/18/99       0.49     04/05/99   04/30/99     19,136          9,712
    12/17/98       0.47     01/06/99   01/29/99     18,330          9,309



                             PREFERRED DISTRIBUTIONS
                 ----------------------------------------------
                  RECORD           PAYMENT           AMOUNT PER
                   DATE              DATE               SHARE
                   ----              ----               -----
                 01/06/00          01/14/00           $0.4531
                 10/05/99          10/15/99            0.4531
                 07/02/99          07/15/99            0.4531
                 04/05/99          04/15/99            0.4531
                 01/06/99          01/15/99            0.4531


NOTE 6     MORTGAGE NOTE RECEIVABLE

During September 1999, St. Cloud Funding, L.L.C., a wholly-owned subsidiary of the Operating Partnership ("St. Cloud Funding"), agreed to advance approximately $31,000 to an unaffiliated developer in the form of a second mortgage loan (bearing interest at 15% per annum) collateralized by such developer's ownership interest in Crossroads Center in St. Cloud (Minneapolis), Minnesota. Contemporaneously with the loan, St. Cloud Mall L.L.C., all of the interests of which are owned by the Operating Partnership and the Company ("St. Cloud Mall"), was granted an option to acquire the property in 2002. The loan had a scheduled maturity of June 1, 2004 which was accelerated in February 2000 to April 28, 2000. In conjunction with the maturity date modification, a put option agreement was executed which would permit the borrower (after March 15, 2000) to require St. Cloud Mall to purchase the property. In addition, St. Cloud Mall's purchase option was advanced to April 2000. On March 15, 2000 the borrower notified St. Cloud Mall of the exercise of the put option. Pursuant to the put option agreement, on April 26, 2000, St. Cloud Mall purchased the property at a price equal to approximately $2,000 plus the then outstanding balances of the first mortgage (approximately $46,600) and St. Cloud Funding's second mortgage.


                                    17 of 25

                        GENERAL GROWTH PROPERTIES, INC.
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


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


NOTE 8     RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May, 1998, the Emerging Issues Task Force ("EITF") of the FASB issued a consensus opinion entitled "Accounting for Contingent Rent in Interim Financial Periods" ("EITF 98-9"). EITF 98-9 was effective as of May 21, 1998 and provided that rental income should be deferred in interim periods by the lessor if the triggering events that create contingent rent have not yet occurred. The Company is entitled to receive contingent rents because a majority of the tenant leases provide for additional rent computed as a percentage of tenant sales revenues above certain annual thresholds (predominantly computed on a calendar year basis). The Company had previously accrued, on an interim basis, such percentage rents based on the prorated annual percentage rent estimated to be due from tenants. During the fourth quarter of 1998, EITF 98-9 was withdrawn and, pursuant to the guidance issued by the EITF, the Company, effective January 1, 1999, reverted back to the original policy of accruing percentage rents on an estimated basis. During December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin 101 "Revenue Recognition". This pronouncement, as subsequently extended to all publicly traded companies by the EITF, among other things, effectively reinstated the provisions of EITF 98-9. The Company has applied this revised accounting effective January 1, 2000. The Company believes that there is no material cumulative effect on the Company's financial position as of the date of adoption of this revised accounting and that the only material effect of this pronouncement will be to shift the Company's recognition, including amounts from the operations of the Unconsolidated Real Estate Affiliates, of major portions of percentage rent from interim quarters to the fourth quarter of 2000 and subsequent years. The Company's cash collections of percentage rents will not be affected by this accounting recognition change. The Company estimates that it would have recognized approximately $6,065 of additional overage rent in the three months ended March 31, 2000 if this change in accounting recognition of overage rent had not been mandated.

On June 1, 1998 the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities". The new standard is effective for fiscal years beginning after June 15, 2000 as provided by FASB Statement No. 137 issued in July, 1999. The Company does not currently have any investments in derivatives, and the Company's only hedging activity is the cash value hedge represented by its cap agreements relating to its commercial mortgage-backed securities (Note 4). The interest rate cap agreements place a limit on the effective rate of interest the Company will bear on such floating rate obligations. The Company has concluded that these cap agreements are highly effective in achieving its objective of eliminating its exposure to variability in cash flows relating to these floating rate obligations when LIBOR rates exceed the strike rates of the cap agreements. Therefore, the Company does not believe there will be a material effect of adoption on the Company's financial statements when the standard is effective.



                                    18 of 25

                        GENERAL GROWTH PROPERTIES, INC.
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to numbered Notes are to specific footnotes to the Consolidated Financial Statements of the Company included in this quarterly report and which descriptions are hereby incorporated herein by reference. The following discussion should be read in conjunction with such Consolidated Financial Statements and related Notes. On March 31, 2000, the Company together with the Operating Partnership owned 100% of the fifty-two Wholly-Owned Centers, 50% of the stock of GGP/Homart, 50% of the stock of GGP/Homart II, 51% of the stock of GGP Ivanhoe, 51% of the stock of GGP Ivanhoe III, 50% of Quail Springs Mall and Town East Mall, and a non-voting preferred stock ownership interest (representing 95% of the equity interest) in GGMI. GGP/Homart owns interests in twenty-three shopping centers, GGP/Homart II owns interests in seven shopping centers (including one under construction), GGP Ivanhoe owns interests in two shopping centers, and GGP Ivanhoe III owns interests in eight shopping centers. Revenues are primarily derived from fixed minimum rents, percentage rents and recoveries of operating expenses from tenants. Inasmuch as the Company's financial statements reflect the use of the equity method to account for its investments in GGP/Homart, GGP/Homart II, GGP Ivanhoe, GGP Ivanhoe III, Quail Springs Mall and Town East Mall and GGMI, the discussion of results of operations below relates primarily to the revenues and expenses of the Wholly-Owned Centers.

The mall store and free standing store portions of the centers in the Company Portfolio which were not undergoing redevelopment on March 31, 1999 had an occupancy of approximately 88.2% as of such date. On March 31, 2000, the mall store and freestanding store portions of the centers in the Company Portfolio which were not undergoing redevelopment were approximately 89.0% occupied as of such date, representing an increase in occupancy percentage of 0.8% over 1999.

Total annualized sales averaged $347 per square foot for the Company Portfolio in the three months ended March 31, 2000. In the three months ended March 31, 2000, total mall store sales for the Company Portfolio increased by 6.8% over the same period in 1999. Comparable mall store sales are sales of those tenants that were open the previous 12 months. Therefore, comparable mall store sales in the three months ended March 31, 2000 are of those tenants that were operating in the three months ended March 31, 1999. Comparable mall store sales in the three months ended March 31, 2000 increased by 4.5% over the same period in 1999.

The average mall store rent per square foot from leases that expired in the three months ended March 31, 2000 was $29.29. The Company Portfolio benefited from increasing rents inasmuch as the average mall store rent per square foot on new and renewal leases executed during this same period was $36.22, or $6.93 per square foot above the average for expiring leases.


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


                                    19 of 25

                        GENERAL GROWTH PROPERTIES, INC.
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


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


RESULTS OF OPERATIONS OF THE COMPANY
THREE MONTHS ENDED MARCH 31, 2000 AND 1999

During calendar 1999, the Company opened RiverTown Crossings and purchased interests in the following Wholly-Owned Centers: The Crossroads, Ala Moana, and Baybrook. In addition, the Company contributed its 100% interests in Stonebriar, Northbrook Court, Natick, and Altamonte to GGP/Homart II, an unconsolidated entity. For purposes of the following discussion of the results of operations, the net effect of acquisitions will include the effect of the new mall opening, the effect of the three new acquisitions and the effect of the three operating properties contributed to GGP/Homart II.

Total revenues for the three months ended March 31, 2000 were $162.5 million, which represents an increase of $28.2 million or approximately 21.0% from $134.3 million in the three months ended March 31, 1999. The majority of the increase is from acquisitions completed during 1999. Minimum rent for the three months ended March 31, 2000 increased by $18.2 million or 21.7% from $83.8 million in the comparable period in 1999 to $102.0 million. The acquisition of properties in 1999 generated the majority of such increase in minimum rents. Expansion space, specialty leasing and occupancy increases at the comparable centers (properties owned for the entire time during the three months ended March 31, 1999 and 2000) accounted for the remaining increase in minimum rents. Tenant recoveries increased by $10.3 million or 24.5% from $42.1 million to $52.4 million for the three months ended March 31, 2000. The majority of the increase was generated by properties which were acquired in 1999. For the three months ended March 31, 2000, percentage rents decreased to $2.7 million from $3.9 million in 1999. Acquisitions contributed an increase of approximately $0.7 million in percentage rent. As more fully described in Note 8, the accounting as mandated by SAB 101 has reduced overage rents by approximately $6.1 million from the amount that would have been recognized under the Company's prior accounting policy for the three months ended March 31, 2000.





                                    20 of 25

                        GENERAL GROWTH PROPERTIES, INC.
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


Total expenses, including depreciation and amortization, increased by approximately $14.5 million, from $71.8 million in the three months ended March 31, 1999 to $86.3 million in the three months ended March 31, 2000. For the three months ended March 31, 2000, property operating expenses increased by $9.3 million or 29.9% from $31.1 million in 1999 to $40.4 million in the first quarter of 2000, approximately half of which is attributable to new acquisitions. The remainder is due to increases at the comparable centers. Depreciation and amortization increased by $4.4 million or 17.6% over the same period in 1999. The majority of the increase in depreciation and amortization was generated by newly acquired properties. Management fees to affiliates and general and administrative expenses increased by approximately $1.0 million or 33.3% over the same period in 1999.

Net interest expense for the three months ended March 31, 2000 was $48.0 million, an increase of $8.9 million or 22.8% from $39.1 million in the three months ended March 31, 1999. The acquisition of new properties in 1999 was responsible for approximately $5.4 million of the increase. The remainder is due to increased debt and interest rates at the comparable centers.

Equity in net income of unconsolidated affiliates in the three months ended March 31, 2000 increased by approximately $4.3 million to earnings of $8.5 million in 2000, from $4.2 million in the three months ended March 31, 1999. The Company's equity in the earnings of GGP/Homart decreased approximately $1.3 million, primarily due to an increase in debt and related interest expense. The formation of GGP/Homart II resulted in earnings of approximately $3.6 million for the three months ended March 31, 2000. The Company's ownership interest in GGMI resulted in an increase of approximately $3.6 million, primarily due to an increase of fee revenue. The remaining variance, a decrease of approximately $1.6 million, is due primarily to an increase of debt and related interest expense, primarily at the GGP Ivanhoe III properties.


LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

As of March 31, 2000, the Company held approximately $21.5 million of unrestricted cash and cash equivalents. The Company uses operating cash flow as the principal source of internal funding for short-term liquidity and capital needs such as tenant construction allowances and minor improvements made to individual properties that are not recoverable through common area maintenance charges to tenants. External funding alternatives for longer-term liquidity needs such as acquisitions, new development, expansions and major renovation programs at individual centers include construction loans, mini-permanent loans, long-term project financing, joint venture financing with institutional partners, additional Operating Partnership level or Company level equity investments, unsecured Company level debt or secured loans collateralized by individual shopping centers. In addition, the Company has access to the public equity and debt markets through a currently effective shelf registration statement under which up to $329.2 million in equity or debt securities may be issued from time to time. The Company also has a $200 million Credit Facility, maturing on July 31, 2000, which the Company currently expects to be able to replace or extend at maturity. On March 31, 2000, the Credit Facility had an outstanding balance of approximately $190 million.

As of March 31, 2000, the Company had consolidated debt of approximately $3,193 million, of which $1,692 million is comprised of debt bearing interest at a fixed rate, with the remaining $1,501 million bearing interest at floating rates. Reference is made to Note 4 and Item 3 below for


                                    21 of 25

                        GENERAL GROWTH PROPERTIES, INC.
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


additional information regarding the Company's debt and the potential impact on the Company of interest rate fluctuations.

The following summarizes certain significant investment and financing transactions currently planned or completed since December 31,1999:

In September 1999, the Company agreed to advance approximately $31 million collateralized by a second mortgage on the Crossroads Center in St. Cloud (Minneapolis), Minnesota. In connection with the second mortgage (as modified in February 2000) the Company acquired the property in April 2000 as more further described in Note 6.

In January 2000, the Company obtained a new $200 million unsecured short-term bank loan. The initial funding of $120 million on this loan was used to fund ongoing redevelopment projects and repay an $83 million interim loan obtained in September 1999. This loan bears interest at LIBOR plus 150 basis points and matures concurrently with the July 2000 maturity of the Company's Credit Facility. The Company currently expects to jointly refinance these obligations when due with a new revolving credit facility of approximately $550 million. The Company is actively pursuing replacement secured financing for all of its debt becoming due in the remainder of 2000. Although final agreements to refinance all such loan amounts have not yet been reached, the Company anticipates that all of its debt will be repaid on a timely basis. Other than as described above or in conjunction with possible future acquisitions, there are no current plans to incur additional debt or raise equity capital. If additional capital is required, the Company believes that it can obtain an interim bank loan, obtain additional mortgage financing on under-leveraged assets, enter into new joint venture partnership arrangements or raise additional debt or equity capital. However, there can be no assurance that the Company can obtain such financing on satisfactory terms. The Company will continue to monitor its capital structure, investigate potential joint venture arrangements and purchase additional properties if they can be acquired and financed on terms that the Company reasonably believes will enhance long-term stockholder value. When property operating cash flow has been increased, the Company will consider the refinancing of portions of its long-term floating rate debt to pooled or property-specific non-recourse fixed-rate mortgage financing.

Net cash provided by operating activities was $56.9 million in the first three months of 2000, an increase of $13.3 million from $43.6 million in the same period in 1999. Net income before extraordinary items and allocations to the minority interest increased $9.2 million, which was represented primarily by the earnings contributed by acquisitions completed in 1999.

Net cash used by investing activities was $92.1 million in the first three months of 2000 compared to $111.5 million of cash used in the first three months of 1999. Cash flow from investing activities was impacted by acquisitions (including liabilities assumed at acquisition), development and improvements to real estate properties, which caused a decrease in cash of approximately $50.2 million in the first three months of 2000.

Financing activities contributed cash of $31.1 million in the first three months of 2000, compared to a source of cash of $62.9 million in 1999. A major contributing factor to the variance in the cash provided from financing activity is that financing from mortgages and other debt, net of repayments of principal on mortgage debt, had a positive impact of $73.3 million in the first three months of 2000 versus approximately $95.9 million in the first three months of 1999. The additional financing in 1999 was used to fund the acquisitions, developments and redevelopment of real estate discussed above and in Note 2.



                                    22 of 25

                        GENERAL GROWTH PROPERTIES, INC.
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


In order to remain qualified as a real estate investment trust for federal income tax purposes, the Company must distribute 100% of capital gains and at least 95% of its ordinary taxable income to stockholders. The following factors, among others, will affect operating cash flow and, accordingly, influence the decisions of the Board of Directors regarding distributions: (i) scheduled increases in base rents of existing leases; (ii) changes in minimum base rents and/or percentage rents attributable to replacement of existing leases with new or renewal leases; (iii) changes in occupancy rates at existing centers and procurement of leases for newly developed centers; and (iv) the Company's share of operating cash flow generated by GGMI, the Unconsolidated Real Estate Affiliates and distributions therefrom, less oversight costs and debt service on additional loans that have been or will be incurred. The Company anticipates that its operating cash flow, and potential new debt or equity from future offerings, new financings or refinancings will provide adequate liquidity to conduct its operations, fund general and administrative expenses, fund operating costs and interest payments and allow distributions to the Company's preferred and common stockholders in accordance with the requirements of the Internal Revenue Code of 1986, as amended, for continued qualification as a real estate investment trust and to avoid any Company level federal income or excise tax.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As more fully described in Note 8, the FASB, EITF and the AICPA have issued certain statements, which are effective for the current or subsequent year. The Company does not expect a significant impact on its annual reported operations due to the application of such new statements.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not entered into any transactions using derivative financial instruments or derivative commodity instruments. The Company is subject to market risk associated with changes in interest rates. Interest rate exposure is principally limited to the $1,500.7 million of debt of the Company outstanding at March 31, 2000 that is priced at interest rates that float with the market. A 25 basis point movement in the interest rate on the floating rate debt would result in an approximate $3.75 million annualized increase or decrease in interest expense and cash flows. Additionally, approximately $859 million of such floating rate consolidated debt is comprised of commercial mortgage-backed securities which are subject to interest rate cap agreements, the effect of which is to limit the interest rate the Company would be required to pay on such debt to no more than approximately 9% per annum. The remaining debt is fixed rate debt. The Company has an ongoing program of refinancing its floating and fixed rate debt and believes that this program allows it to vary its ratio of fixed to floating rate debt to respond to changing market rate conditions. Reference is made to Item 2 above and Note 4 for additional debt information.




                                    23 of 25

                        GENERAL GROWTH PROPERTIES, INC.
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


PART II. OTHER INFORMATION

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K
         (a)  Exhibits - See Exhibit Index
         (b)  Reports on Form 8-K

No reports on Form 8-K have been filed by the Company during the quarter covered by this report:



                                    24 of 25

                        GENERAL GROWTH PROPERTIES, INC.
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)



                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            GENERAL GROWTH PROPERTIES, INC.
                                      (Registrant)


Date:  May 10, 2000         by: /s/: Bernard Freibaum
                                ---------------------------------------------
                                Bernard Freibaum
                                Executive Vice President and
                                Chief Financial Officer
                                (Principal Accounting Officer)




                                    25 of 25

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

     2(bb) Contribution Agreement dated November 10, 1999, by and between the Operating Partnership and GGP/Homart II (Stonebriar Centre). (29)

     2(cc) Contribution Agreement dated November 10, 1999, by and between NYSCRF and GGP/Homart II (Carolina Place). (29)

     2(dd) Contribution Agreement dated November 10, 1999, by and between NYSCRF and GGP/Homart II (Alderwood Mall). (29)

     2(ee) Contribution Agreement dated November 10, 1999, by and between NYSCRF and GGP/Homart II (Montclair Plaza). (29)

     2(ff) Contribution Agreement, dated February 1, 2000, by and between General Growth Companies, Inc. and GGP Limited Partnership. (30)

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


-------------------------------------------------------------------------------

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

     (30) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, incorporated herein by reference.