Form 10-Q
period 2000-06-30
GENERAL GROWTH PROPERTIES INC
filed 2000-08-11
CIK 895648

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000


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

The number of shares of Common Stock, $.10 par value, outstanding on August 9, 2000 was 52,100,760.

                         GENERAL GROWTH PROPERTIES, INC.
                         -------------------------------

                                      INDEX
                                      -----

                                                                       PAGE
                                                                      NUMBER
                                                                      ------

PART I    FINANCIAL INFORMATION
          Item 1:  Financial Statements
             Consolidated Balance Sheets
             as of June 30, 2000 and December 31, 1999...............    3

             Consolidated Statements of Operations and
             Comprehensive Income for the three and six months
             ended June 30, 2000 and 1999............................    4

             Consolidated Statements of Cash Flows
             for the six months ended June 30, 2000 and 1999.........    5

             Notes to Consolidated Financial Statements..............    6

          Item 2:  Management's Discussion and Analysis of
             Financial Condition and Results of Operations...........    21

             Liquidity and Capital Resources of the Company..........    24

          Item 3:  Quantitative and Qualitative Disclosures about
             Market Risk.............................................    27


PART II   OTHER INFORMATION.

          Item 4:  Submission of Matters to a Vote of
                   Security Holders..................................    28
          Item 6:  Exhibits and Reports on Form 8-K..................    28

          SIGNATURES.................................................    29

PART I.       FINANCIAL INFORMATION
ITEM 1.       FINANCIAL STATEMENTS

                         GENERAL GROWTH PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2000 AND DECEMBER 31, 1999
                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)

                                     ASSETS
                                     ------

                                                    JUNE 30,      DECEMBER 31,
                                                      2000           1999
                                                  -----------     -----------

Investment in real estate:
  Land                                            $   650,216     $   640,276
  Buildings and equipment                           3,836,573       3,664,832
  Less accumulated depreciation                      (432,339)       (376,673)
  Developments in progress                             22,856          21,443
                                                  -----------     -----------
    Net property and equipment                      4,007,306       3,949,878
  Investments in Unconsolidated Real
    Estate Affiliates                                 695,463         666,074
  Mortgage note receivable                                  -          31,065
                                                  -----------     -----------
    Net investment in Real Estate                   4,772,769       4,647,017
Cash and cash equivalents                              40,263          25,593
Tenant accounts receivable, net                        74,007          84,123
Deferred expenses, net                                 99,438          93,536
Investment in and note receivable
  from General Growth Management, Inc.                 62,400          65,307
Prepaid expenses and other assets                      31,204          39,319
                                                  -----------     -----------
                                                  $ 5,080,081     $ 4,954,895
                                                  ===========     ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

Mortgage notes and other debt payable             $ 3,100,835     $ 3,119,534
Distributions payable                                  44,271          42,695
Accounts payable and accrued expenses                 152,491         170,868
                                                  -----------     -----------
                                                    3,297,597       3,333,097
                                                  -----------     -----------
Minority interests                                    527,340         356,540
                                                  -----------     -----------
Commitments and contingencies                               -               -

Preferred Stock: $100 par value; 5,000,000 shares
  authorized; 345,000 designated as
  PIERS (Note 1) which are convertible and
  carry a $1,000 liquidation value, 337,500 of
  which were issued and outstanding at June 30,
  2000 and December 31, 1999                          337,500         337,500

Stockholders' Equity:
  Common stock: $.10 par value; 210,000,000
    shares authorized; 52,000,641 and 51,697,425
    shares issued and outstanding as June 30,
    2000 and December 31, 1999, respectively            5,200           5,170
  Additional paid-in capital                        1,204,085       1,199,921
  Retained earnings (deficit)                        (281,267)       (272,199)
  Notes receivable-common stock purchases              (8,660)         (3,420)
  Accumulated equity in other comprehensive loss
    of unconsolidated affiliate                        (1,714)         (1,714)
                                                  -----------     -----------
    Total stockholders' equity                        917,644         927,758
                                                  -----------     -----------
                                                  $ 5,080,081     $ 4,954,895
                                                  ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements. .


                                    3 of 27

                         GENERAL GROWTH PROPERTIES, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                       FOR THE THREE AND SIX MONTHS ENDED
                             JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)



                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                     JUNE 30,                 JUNE 30,
                                2000         1999        2000         1999
                             ----------   ---------   ----------   ----------
Revenues:
  Minimum rents              $  105,276   $  86,698   $  207,278   $  170,471
  Tenant recoveries              53,256      40,764      105,651       82,896
  Overage rents                   3,116       5,326        5,786        9,187
  Other                           1,637       2,216        5,360        4,661
  Fee income                      1,741         912        3,434        2,961
                             ----------   ---------   ----------   ----------
    Total revenues              165,026     135,916      327,509      270,176
                             ----------   ---------   ----------   ----------

Expenses:
  Real estate taxes              12,488      11,504       25,068       23,350
  Management fees to
    affiliate                     1,628       1,300        3,960        2,600
  Property operating             36,868      31,624       77,301       62,763
  Provision for doubtful
    accounts                         56       1,161          178        2,198
  General and administrative      1,593       1,596        3,022        3,097
  Depreciation and
    amortization                 32,355      25,753       61,758       50,768
                             ----------   ---------   ----------   ----------
    Total expenses               84,988      72,938      171,287      144,776
                             ----------   ---------   ----------   ----------
    Operating income             80,038      62,978      156,222      125,400


Interest expense, net           (51,289)    (37,270)     (99,274)     (76,357)
Equity in net income(loss)
  of unconsolidated
  affiliates                      8,998       4,523       17,479        8,733
Gain on sales                        44       2,977           44        2,977
Income before extraordinary
  items and allocation to
  minority interests             37,791      33,208       74,471       60,753
Income allocated to minority
  interests                      (9,841)     (8,793)     (18,280)     (13,009)
                             ----------   ---------   ----------   ----------
Income before extraordinary
  items                          27,950      24,415       56,191       47,744
Extraordinary items                   -           -            -       (8,693)
                             ----------   ---------   ----------   ----------
    Net income                   27,950      24,415       56,191       39,051
                             ----------   ---------   ----------   ----------
Convertible Preferred Stock
  Dividends                      (6,177)     (6,117)     (12,234)     (12,234)
                             ----------   ---------   ----------   ----------
    Net income available to
      common stockholders    $   21,833   $  18,298   $   43,957   $   26,817
                             ==========   =========   ==========   ==========

Earnings before
  extraordinary items per
  share-basic                $     0.42   $    0.44   $     0.85   $     0.87
                             ==========   =========   ==========   ==========
Earnings before
  extraordinary items per
  share-diluted              $     0.42   $    0.44   $     0.85   $     0.87
                             ==========   =========   ==========   ==========

Earnings per share-basic     $     0.42   $    0.44   $     0.85   $     0.66
                             ==========   =========   ==========   ==========
Earnings per share-diluted   $     0.42   $    0.44   $     0.85   $     0.65
                             ==========   =========   ==========   ==========

Distributions declared
  per share                  $     0.51   $    0.49   $     1.02   $     0.98
                             ==========   =========   ==========   ==========

Net income                   $   27,950   $  24,415   $   56,191   $   39,051
Other Comprehensive income
  (loss):
  Equity in unrealized
    income/(loss) on
    available-for-sale
    securities of
    unconsolidated affiliate,
    net of minority interest          -           -            -            -
                             ==========   =========   ==========   ==========
Comprehensive income         $   27,950   $  24,415   $   56,191   $   39,051
                             ==========   =========   ==========   ==========


The accompanying notes are an integral part of these consolidated financial statements



                                    4 of 29

                         GENERAL GROWTH PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)

                                                          SIX MONTHS ENDED
                                                             JUNE 30,
                                                         2000         1999
                                                      ----------   ----------
Cash flows from operating activities:
    Net Income                                        $   56,191   $   39,051
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Minority interests                                    18,280       13,009
    Extraordinary items                                        -        8,693
    Equity in net income of unconsolidated affiliates    (17,479)      (8,733)
    Provision for doubtful accounts                          178        2,198
    Distributions received from unconsolidated
      affiliates                                          16,205       14,148
    Depreciation                                          55,666       48,272
    Amortization                                           6,092        2,495
    Gain on sales                                            (44)      (2,977)
Net Changes:
    Tenant accounts receivable                             9,938       (3,520)
    Prepaid expenses and other assets                      8,115       (2,456)
    Accounts payable and accrued expenses                (18,377)      (1,283)
                                                      ----------   ----------
      Net cash provided by (used in) operating
        activities                                       134,765      108,897
                                                      ----------   ----------

Cash flows from investing activities:
    Acquisition/development of real estate and
      improvements and additions to properties          (105,179)    (165,487)
    Deposit on Ala Moana Center                                -      (16,200)
    Increase in investments in unconsolidated
      affiliates                                         (60,930)        (381)
    Change in notes receivable from General Growth
      Management, Inc.                                     2,986      (14,643)
    Distributions received from unconsolidated
      affiliates                                          32,737       11,557
    Increase in deferred expenses                        (11,827)      (6,589)
                                                      ----------   ----------
      Net cash provided by (used in) investing
        activities                                      (142,213)    (191,743)
                                                      ----------   ----------
Cash flows from financing activities:
    Cash distributions paid to common stockholders       (52,964)     (37,466)
    Cash distributions paid to Operating
      Partnership Unitholders                            (20,198)     (19,021)
    Payment of dividends on PIERS                        (12,234)     (12,234)
    Proceeds from exercised options                        1,203          760
    Proceeds from sale of common stock, net of
      issuance costs                                       1,145          (74)
    Proceeds from issuance of RPU's, net of issuance
      costs                                              170,625            -
    Proceeds from issuance of mortgage/other notes
      payable                                            209,606      292,000
    Principal payments on mortgage notes and other
      debt payable                                      (274,897)    (141,134)
    Penalty on retirement of debt                              -          (38)
    Increase in deferred expenses                           (168)        (972)
                                                      ----------   ----------
      Net cash provided by (used in)
        financing activities                              22,118       81,821
                                                      ----------   ----------

Net change in cash and cash equivalents                   14,670       (1,025)
Cash and cash equivalents at beginning of year            25,593       19,630
                                                      ----------   ----------
Cash and cash equivalents at end of period            $   40,263   $   18,605
                                                      ==========   ==========

Supplemental disclosure of cash flow information
    Interest paid                                     $  113,670   $   91,196
    Interest capitalized                                   9,382        8,027
Non-cash investing and financing activities:
      Common stock issued in exchange for Operating
        Partnership Units                                    418          170
      Common stock issued in exchange for
        GGP/Homart stock                                       -       90,511
      Operating Partnership Units issued as
        consideration for purchase of land                   215            -
      Penalty on retirement of debt                            -        8,655
      Notes receivable issued for exercised
        stock options                                      6,360            -
      Assumption and conversion of notes in
        conjunction with acquisition of property          77,657            -


The accompanying notes are an integral part of these consolidated financial statements


                                    5 of 29

                         GENERAL GROWTH PROPERTIES, INC
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)



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


GENERAL

General Growth Properties, Inc., a Delaware corporation ("General Growth"), was formed in 1986 to own and operate regional mall shopping centers. All references to the "Company" in these Notes to Consolidated Financial Statements include General Growth and those entities owned or controlled by General Growth (including the Operating Partnership and the LLC as described below), unless the context indicates otherwise. Proceeds from General Growth's April 15, 1993 initial public offering of common stock (the "Common Stock") were used to acquire a majority interest in GGP Limited Partnership (the "Operating Partnership") which was formed to succeed to substantially all of the interests in regional mall general partnerships owned and controlled by the Company and its original stockholders. The Company conducts substantially all of its business through the Operating Partnership, which commenced operations on April 15, 1993.

As of June 30, 2000, the Company owned 100% of fifty-three regional shopping centers (the "Wholly-Owned Centers"); 50% of the stock of GGP/Homart, Inc. ("GGP/Homart"), 50% of the membership interest in GGP/Homart II L.L.C. ("GGP/Homart II"), 51% of the stock of GGP Ivanhoe, Inc. ("GGP Ivanhoe"), 51% of the stock of GGP Ivanhoe III, Inc. ("GGP Ivanhoe III") and 50% of Quail Springs Mall and Town East Mall (collectively the "Unconsolidated Real Estate Affiliates"); and a 100% non-voting preferred stock interest representing 95% of the equity interest in General Growth Management, Inc. ("GGMI"). As of such date, GGP/Homart owned interests in twenty-three shopping centers (the "Homart Centers"), GGP/Homart II owned interests in seven shopping centers (including one shopping center under construction), GGP Ivanhoe owned 100% of two shopping centers, and GGP Ivanhoe III owned 100% of eight shopping centers. Together, the Wholly-Owned Centers and the centers owned by the Unconsolidated Real Estate Affiliates comprise the "Company Portfolio" or the "Portfolio Centers".

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




                                    6 of 29

                         GENERAL GROWTH PROPERTIES, INC
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


the underwriter of the 1999 Offering. In addition, a portion of the proceeds of the 1999 Offering were used to fund a portion of the purchase price of Ala Moana Center (Note 2).

During 1999, General Growth established the General Growth Properties, Inc. Employee Stock Purchase Plan (the "ESPP") to assist eligible employees in acquiring a stock ownership interest in General Growth. A maximum of 500,000 shares of Common Stock is reserved for issuance under the ESPP. Under the ESPP, eligible employees make payroll deductions over a six-month purchase period at which time the amounts withheld are used to purchase shares of Common Stock at a purchase price equal to 85% of the lesser of the closing price of a share of Common Stock on the first trading day of the purchase period or the last trading day of the purchase period. The first purchase period under the ESPP ended December 31, 1999. On January 3, 2000, 26,205 shares of Common Stock were sold to ESPP participants at a price of $23.80 per share. On July 1, 2000 41,423 shares of Common Stock were sold to ESPP participants at a price of $23.75 per share. In addition, effective January 1, 2000, General Growth established a Dividend Reinvestment and Stock Purchase Plan ("DRSP"). General Growth has reserved for issuance up to 1,000,000 shares of Common Stock for issuance under the DRSP. The DRSP will, in general, allow participants in the Plan to make purchases of Common Stock from dividends received or additional cash investments. Although the purchase price of the Common Stock will be determined by the current market price, the purchases will be made without fees or commissions. General Growth will satisfy DRSP Common Stock purchase needs through the issuance of new shares of Common Stock or by repurchases of currently outstanding Common Stock. As of June 30, 2000, an aggregate of 10,765 shares of Common Stock have been issued under the DRSP.

During May 2000, the Operating Partnership formed GGPLP L.L.C., a Delaware limited liability company ("the LLC") by contributing its interest in a portfolio of 44 Wholly-Owned regional shopping centers to the LLC in exchange for all of the common units of membership interest in the LLC. On May 25, 2000, a total of 700,000 redeemable preferred units of membership interest in the LLC (the "RPUs") were issued to an institutional investor by the LLC, which yielded approximately $170,625 in net proceeds to the Company. The net proceeds of the sale of the RPUs were used to repay a portion of the Company's unsecured debt. Holders of the RPUs are entitled to receive cumulative preferential cash distributions per RPU (included in distributions payable at June 30, 2000) at a per annum rate of 8.95% of the $250 liquidation preference thereof (or $5.59375 per quarter) prior to any distributions by the LLC to the Operating Partnership. Subject to certain limitations, the RPUs may be redeemed in cash by the LLC at any time on or after May 25, 2005 for the liquidation preference amount plus accrued and unpaid distributions and may be exchanged by the holders of the RPUs on or after May 25, 2010 for an equivalent amount of a newly created series of redeemable preferred stock of General Growth. Such preferred stock would provide for an equivalent 8.95% annual preferred distribution and would also be redeemable by the Company for cash equal to the liquidation preference amount plus accrued and unpaid distributions. The RPUs have been reflected in the accompanying consolidated financial statements as a component of minority interest at the current total liquidation preference amount of $175,000.

As of June 30, 2000, General Growth owned an approximate 72% general partnership interest in the Operating Partnership (excluding its preferred units of partnership interest as discussed below). The remaining approximate 28% minority interest in the Operating Partnership is held by limited partners that include trusts for the benefit of the families of the original stockholders who initially owned and controlled the Company and subsequent contributors of properties to the Company. These minority interests are represented by common units of limited partnership interest in the Operating Partnership (the "Units"). The Units can be redeemed for cash or, at General Growth's election with certain restrictions, for shares of Common Stock on a one-for-one basis. The holders of the Units




                                    7 of 29

                         GENERAL GROWTH PROPERTIES, INC
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


also share equally with General Growth's common stockholders on a per share basis in any distributions by the Operating Partnership on the basis that one Unit is equivalent to one share of Common Stock.

In addition, in order to enable General Growth to comply with its obligations in respect to the PIERS, General Growth owns preferred units of limited partnership interest in the Operating Partnership (the "Preferred Units") which have rights, preferences and other privileges, including distribution, liquidation, conversion and redemption rights, that mirror those of the PIERS. Accordingly, the Operating Partnership is required to make all required distributions on the Preferred Units prior to any distribution of cash or assets to the holders of the Units. At June 30, 2000, 100% of the Preferred Units (337,500) were owned by General Growth.


BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership consisting of the fifty-three centers (including those owned by the LLC) and the unconsolidated investments in GGP/Homart, GGP/Homart II, GGP Ivanhoe, GGP Ivanhoe III, Quail Springs Mall, Town East Mall and GGMI. All significant inter-company balances and transactions have been eliminated.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position of the Company as of June 30, 2000 and the results of operations for the three and six months ended June 30, 2000 and 1999 and cash flows for the six months ended June 30, 2000 and 1999 have been included.

Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation.


EARNINGS PER SHARE ("EPS")

Basic per share amounts are based on the weighted average of common shares outstanding of 51,941,744 for 2000 and 40,861,764, for 1999. Diluted per share amounts are based on the total number of weighted average common shares and dilutive securities (stock options) outstanding of 51,974,500 for 2000 and 41,001,796 for 1999. The effect of the issuance of the PIERS is anti-dilutive with respect to the Company's calculation of diluted earnings per share for the three and six months ended June 30, 2000 and 1999 and therefore has been excluded. The outstanding Units have been excluded from the diluted earnings per share calculation as there would be no effect on the EPS amounts since the minority interests' share of income would also be added back to net income. Options to purchase 306,141 and 258,595 shares of Common Stock pursuant to General Growth's stock option plans which were granted on May 23, 2000 and March 25, 1999, respectively, have not been included in the computation of diluted EPS because the conditions which must be satisfied prior to the issuance of any such shares under such plans were not achieved during the applicable periods.



                                    8 of 29

                         GENERAL GROWTH PROPERTIES, INC
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


The following are the reconciliations of the numerators and denominators of the basic and diluted EPS.

                               THREE MONTHS ENDED        SIX MONTHS ENDED
                                     JUNE 30                  JUNE 30
                                2000         1999        2000         1999
                             ----------   ---------   ----------   ----------
Numerators:
Income before extraordinary
  items                      $   27,950   $  24,415   $   56,191   $   47,744
    Dividends on PIERS           (6,117)     (6,117)     (12,234)     (12,234)
                             ----------   ---------   ----------   ----------
    Income available to
      common shareholders
      before extraordinary
      items - for basic and
      diluted EPS                21,833      18,298       43,957       35,510
    Extraordinary Items               -           -            -       (8,693)
                             ----------   ---------   ----------   ----------
Net income available to
  common shareholders - for
  basic and diluted EPS      $   21,833   $  18,298   $   43,957   $   26,817
                             ==========   =========   ==========   ==========

Denominators:
Weighted average common
  shares outstanding
  (in thousands) - for
  basic EPS                      51,965      41,638       51,942       40,862
Effect of dilutive
  securities - options               46         138           33          140
                             ----------   ---------   ----------   ----------
Weighted average common
  shares outstanding
  (in thousands) - for
  diluted EPS                    52,011      41,776       51,975       41,002
                             ==========   =========   ==========   ==========


NOTES RECEIVABLE - OFFICERS

In April, May and September, 1998 certain officers of the Company issued to the Company an aggregate of $3,164 of promissory notes in connection with their exercise of options to purchase an aggregate of 166,000 shares of the Company's Common Stock. During 1999, the Company received approximately $62 in payments, made advances of approximately $380 in conjunction with additional advances and Common Stock purchases by such officers and forgave approximately $64 in principal and accrued interest on such notes. During the first quarter of 2000, the Company made an advance of $5,240 in conjunction with an exercise of options to purchase 200,000 shares of Common Stock by one of such officers. During the second quarter of 2000, the Company made an advance of $1,120 to another officer of the Company in conjunction with an exercise of options to purchase 40,000 shares of Common Stock by such officer. The $1,120 advance was repaid in June 2000. Also in 2000, the Company forgave approximately $150 of other notes receivable from an officer (previously reflected in prepaid expenses and other assets). The notes, which bear interest at a rate computed as a formula of a market rate, are collateralized by the shares of Common Stock issued upon exercise of such options, provide for quarterly payments of interest and are payable to the Company on demand.

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



                                    9 of 29

                         GENERAL GROWTH PROPERTIES, INC
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


uncollectible. Such allowances are reviewed periodically based upon the recovery experience of the Company.


COMPREHENSIVE INCOME

Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" requires that the Company disclose comprehensive income in addition to net income. Comprehensive income is a more inclusive financial reporting methodology that encompasses net income and all other changes in equity except those resulting from investments by and distributions to equity holders. One item included in comprehensive income but not net income is unrealized holding gains or losses on marketable securities classified as available-for-sale. Although General Growth and its consolidated affiliates do not have any material available-for-sale securities, one of its unconsolidated affiliates received common stock of Simon Property Group, Inc. as part of a 1998 transaction. Holding gains or losses on such securities through June 30, 1999 were not significant and were not reflected. However, at December 31, 1999 the Company reduced its carrying amount for its investment in such unconsolidated affiliate by $2,436 and reflected $1,714 as other comprehensive loss, net of minority interest of $722, as its equity in such unconsolidated affiliate's cumulative unrealized holding loss on such securities. For the three and six months ended June 30, 2000 there were nominal holding losses on such securities which have not been reflected.


BUSINESS SEGMENT INFORMATION

The Financial Accounting Standards Board (the "FASB") has issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"). Statement 131 requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise. The sole business of General Growth and its consolidated affiliates is owning and operating shopping centers. General Growth evaluates operating results and allocates resources on a property-by-property basis and does not distinguish or group its consolidated operations on a geographic basis. Accordingly, General Growth has determined it has a single reportable segment for Statement 131 purposes. Further, all operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues.


NOTE 2  PROPERTY ACQUISITIONS AND DEVELOPMENTS

WHOLLY-OWNED PROPERTIES

2000

On April 26, 2000, the Company acquired a 100% interest in Crossroads Center in St. Cloud (Minneapolis), Minnesota for a purchase price of approximately $80,000 as further described in Note 6.


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



                                    10 of 29

                         GENERAL GROWTH PROPERTIES, INC
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


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

All acquisitions completed through June 30, 2000 were accounted for utilizing the purchase method and accordingly, the results of operations are included in the Company's results of operations from the respective dates of acquisition.


DEVELOPMENTS

During 2000 and 1999, the Company was developing or had completed construction at two development sites: Grandville (Grand Rapids), Michigan and Frisco (Dallas), Texas. Construction of the RiverTown Crossings Mall, a Wholly-Owned Center located in Grandville (Grand Rapids), Michigan, commenced in December 1997, and opened in November 1999. Construction of Stonebriar Centre, owned by GGP/Homart II, located in Frisco (Dallas), Texas commenced in October of 1999 and opened as scheduled on August 4, 2000.

During 1999, the Company formed a joint venture to develop a regional mall in Westlake (Dallas), Texas. As of June 30, 2000, the Company has invested approximately $13,567 in the joint venture. In addition, the Company is currently obligated to fund pre-development costs (estimated to be approximately $1,545, a major portion of which remains to be incurred). Actual development costs are not resolved at this time. The retail site, part of a planned community which is expected to contain a resort hotel, a golf course, luxury homes and corporate offices, is currently planned to contain up to 1.6 million square feet of tenant space including up to six anchor stores and a multi-screen theater. There can be no assurance that development of this site will proceed beyond the pre-development phase.

The Company also owns and is investigating certain other potential development sites, including sites in Toledo, Ohio and West Des Moines, Iowa, but there can be no assurance that development of these sites will proceed.



                                    11 of 29

                         GENERAL GROWTH PROPERTIES, INC
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


NOTE 3  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

GGP/HOMART

The Company currently owns 50% of GGP/Homart with the remaining ownership interest held by an institutional investor. At June 30, 2000, GGP/Homart owned interests in twenty-three regional shopping malls, six of which were owned jointly with venture partners. During 2000, GGP/Homart purchased its venture partner's interest in Lakeland Square (Lakeland, Florida). During 1999, GGP/Homart purchased its venture partner's interest in the Parks at Arlington (Arlington (Dallas), Texas). GGP/Homart has elected real estate investment trust status for income tax purposes. The Company shares in the profits and losses, cash flows and other matters relating to GGP/Homart in accordance with its ownership percentage. The co-investor in GGP/Homart has an exchange right under the GGP/Homart Stockholders Agreement, which permits it to convert its ownership interest in GGP/Homart to shares of Common Stock of General Growth. If such exchange right is exercised, the Company may alternatively satisfy such exchange in cash. During 1999, the Company received notice that one of the institutional investors (holding an approximate 4.7% interest in GGP/Homart) desired to exercise its exchange right. The Company satisfied the exercise of such exchange right (effective as of January 1, 1999) by issuing 1,052,182 shares of Common Stock, thereby increasing its ownership interest in GGP/Homart from approximately 38.2% in 1998 to approximately 42.9% for the first quarter of 1999. During the second quarter of 1999, two additional co-investors (which then owned in the aggregate an approximate 7.1% interest in GGP/Homart) notified the Company that they desired to exercise their exchange rights. The Company satisfied the exercise of such exchange rights (effective as of April 1, 1999) by issuing an aggregate of 1,551,109 shares of Common Stock, thereby increasing its ownership interest in GGP/Homart to 50%.

GGP/HOMART II

In November 1999, the Company, together with New York State Common Retirement Fund ("NYSCRF"), the Company's co-investor in GGP/Homart, formed GGP/Homart II, a Delaware limited liability company which is owned equally by the Company and NYSCRF. GGP/Homart II owns 100% interests in Stonebriar Centre in Frisco (Dallas), Texas (currently under construction), Altamonte Mall in Altamonte Springs (Orlando), Florida, Natick Mall in Natick (Boston), Massachusetts and Northbrook Court in Northbrook (Chicago), Illinois which were contributed by the Company; and 100% interests in Alderwood Mall in Lynnwood (Seattle), Washington; Carolina Place in Charlotte, North Carolina; and Montclair Plaza in Los Angeles, California which were contributed by NYSCRF. Certain of the malls were contributed subject to existing financing in order to balance the net equity values of the malls contributed by each of the venture partners. According to the membership agreement between the venture partners, the Company and its joint venture partner share in the profits and losses, cash flows and other matters relating to GGP/Homart II in accordance with their respective ownership percentages. As major operating and capital decisions require the approval of both venture partners, the Company is accounting for GGP/Homart II using the equity method.

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


                                    12 of 29

                         GENERAL GROWTH PROPERTIES, INC
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


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


GGMI

The Operating Partnership currently holds all of the non-voting preferred stock ownership interest in GGMI representing 95% of the equity interest. Certain key current or former employees of the Company hold the remaining 5% equity interest through ownership of 100% of the common stock of GGMI, which is entitled to all voting rights in GGMI. Accordingly, the Company utilizes the equity method to account for its ownership interest in GGMI. GGMI cannot distribute funds to its common stockholders until its available cash flow exceeds all accumulated preferred dividends owed to the preferred stockholder. As of June 30, 2000, no preferred stock dividends have been paid by GGMI. Due to these currently unpaid and accrued preferences on the preferred stock, the Company has been allocated 100% of the earnings (loss) and cash flows generated by GGMI since 1996. Any dividends in excess of the preferred cumulative dividend are allocated 95% to the preferred stockholder and 5% to the common stockholders. The Operating Partnership also has advanced funds to GGMI at interest at rates ranging from 8% to 14% per annum and which mature by 2016. The loans require payment of interest only until maturity, but GGMI may make principal payments on the loans if it has sufficient cash flow. GGMI manages, leases, and performs various other services for the Portfolio Centers and other properties owned by unaffiliated parties.




                                    13 of 29

                         GENERAL GROWTH PROPERTIES, INC
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


SUMMARIZED INCOME STATEMENT INFORMATION OF UNCONSOLIDATED REAL ESTATE AFFILIATES

The following is summarized income statement information of Unconsolidated Real Estate Affiliates of the Company for the three and six months ended June 30, 2000 and 1999.

                               THREE MONTHS ENDED         SIX MONTHS ENDED
                                       JUNE                    JUNE
                                2000         1999        2000         1999
                             ----------   ---------   ----------   ----------
Revenues
    Tenant rents             $  137,351   $  92,913   $  270,364   $  180,161
    Fees and other revenues           -           -            -            -
                             ----------   ---------   ----------   ----------
      Total Revenues            137,351      92,913      270,364      180,161
                             ----------   ---------   ----------   ----------

Operating expenses               56,874      38,977       89,215       72,684
Depreciation and
    amortization                 25,816      14,919       75,934       31,306
                             ----------   ---------   ----------   ----------
      Operating Income           54,661      39,017      105,215       76,171

Interest expense, net           (34,201)    (25,793)     (68,036)     (49,725)
Equity in net income of
    unconsolidated real
    estate affiliates             1,469       1,447        2,701        2,996
Gain (loss) on property sales         -        (158)         183          653
Income allocated to minority
    interest                        (63)       (202)        (151)        (341)
                             ----------   ---------   ----------   ----------
      Net Income             $   21,866   $  14,311   $   39,912   $   29,754
                             ==========   =========   ==========   ==========


NOTE 4        MORTGAGE NOTES AND OTHER DEBTS PAYABLE

Mortgage notes and other debts payable at June 30, 2000 and December 31, 1999 consisted of the following:

                                          JUNE 30, 2000    DECEMBER 31, 1999
      Fixed-Rate debt
        Mortgage notes payable            $  1,765,758       $   1,724,854
      Variable-Rate debt
        Mortgage notes payable               1,135,077           1,234,680
        Credit Facility and bank loan          200,000             160,000
                                          ------------       -------------
        Total Variable-Rate debt             1,335,077           1,394,680
                                          ------------       -------------
        Total                             $  3,100,835       $   3,119,534
                                          ============       =============


                                    14 of 29

                         GENERAL GROWTH PROPERTIES, INC
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


FIXED RATE DEBT
MORTGAGE NOTES PAYABLE

Mortgage notes payable consist primarily of fixed rate non-recourse notes collateralized by individual or groups of properties. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty of a yield-maintenance premium or a percentage of the loan balance.


VARIABLE RATE DEBT
MORTGAGE NOTES PAYABLE

Variable mortgage notes payable consist primarily of the approximate $97,500 outstanding on the construction loan collateralized by Rivertown Crossings as described below, approximately $130,000 of non-recourse financing collateralized by a pool of six wholly-owned properties and approximately $858,800 of collateralized mortgage-backed securities, as described below. The remaining loans are generally short term in nature and bear interest at a rate per annum equal to LIBOR (6.1325% at June 30, 2000) plus 90 to 185 basis points. The Company currently expects to retire or refinance such obligations when due.


MEPC ACQUISITION FINANCING

In June 1998, the Company obtained a loan of approximately $830,000 to acquire a portfolio of eight regional mall shopping centers (the "MEPC Portfolio"). The Company repaid approximately $217,000 of this loan on June 10, 1998 from the net proceeds of the public offering of the Depositary Shares as described in Note 1. Shortly after the initial acquisition loan funding, the Company obtained from the lender an option to allow the extension of this loan at maturity at the lender's then current rates. During 1999 however, the Company reached agreements in principle with other lenders for full replacement financing and notified the current lender that the loan would be fully repaid at maturity. Such notification obligated the Company to pay $8,655 to the lender as a loan prepayment fee which has been reflected in extraordinary items for the six months ended June 30, 1999. The remaining MEPC Acquisition Financing was repaid in 1999 with other secured financing and approximately $441,000 of the proceeds of the GGP-Ivanhoe CMBS financing described below. In conjunction with the repayment, the Company expensed previously unamortized deferred financing costs of approximately $3,280.


COMMERCIAL MORTGAGE-BACKED SECURITIES

In August 1999, the Company issued $500,000 of commercial mortgage-backed securities, collateralized by the Ala Moana Center. The securities (the "Ala Moana CMBS") are comprised of notes which bear interest at rates per annum ranging from LIBOR plus 50 basis points to LIBOR plus 275 basis points (weighted average equal to LIBOR plus 95 basis points), calculated and payable monthly. In conjunction with the issuance of the Ala Moana CMBS, the Company arranged for an interest rate cap agreement, the effect of which limits the maximum interest rate the Company will be required to pay on the securities to 9% per annum. Payments received pursuant to the interest rate cap agreement for the six months ended June 30, 2000 were approximately $6.6, which were reflected as a reduction in net interest expense.

In September 1999, the Company issued $700,229 of commercial mortgage backed securities cross-collateralized and cross-defaulted by a portfolio of nine regional malls and an office complex adjacent to one of the regional malls. The securities (the "GGP-Ivanhoe CMBS") are comprised of notes which bear interest at rates per annum ranging from LIBOR plus 52 basis points to LIBOR



                                    15 of 29

                         GENERAL GROWTH PROPERTIES, INC
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


plus 325 basis points (weighted average equal to LIBOR plus approximately 109 basis points), calculated and payable monthly. In conjunction with the issuance of the GGP-Ivanhoe CMBS, the Company arranged for an interest rate cap agreement, the effect of which limits the maximum interest rate the Company will be required to pay on the securities to 9.03% per annum. Payments received pursuant to the interest rate cap agreement for the six months ended June 30, 2000 were approximately $97, which were reflected as a reduction in net interest expense. The $392,000 interim loan collateralized by the USPPI portfolio was repaid with $341,019 of the proceeds from the sale of the GGP-Ivanhoe CMBS and capital contributions by the Company (from its Credit Facility) and from Ivanhoe in the ratio of their respective stock ownership percentages. The remaining proceeds from the sale of the GGP-Ivanhoe CMBS along with other interim financing proceeds were used by the Company to repay the $441,000 remaining balance on the MEPC Acquisition Financing.


CREDIT FACILITY

The Company's $200,000 unsecured revolving credit facility was originally scheduled to mature on July 31, 2000. On June 23, 2000, the Company prepaid all remaining outstanding principal amounts and terminated the Credit Facility. The Credit Facility bore interest at a floating rate per annum equal to LIBOR plus 80 to 120 basis points depending upon the Company's leverage ratio. The Credit Facility was subject to financial performance covenants including debt-to-market capitalization, minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") ratios and minimum equity values.

On July 31, 2000 the Company obtained a new unsecured revolving credit facility (the "Revolver") in a maximum aggregate principal amount of $135,000. The Company's initial draw under the Revolver was $130,000. The Revolver has a maturity of July 31, 2003 and bears interest at a floating rate per annum equal to LIBOR plus 100 to 190 basis points, depending on the Company's average leverage ratio. The Revolver is subject to financial performance covenants including debt to value and net worth ratios, EBITDA ratios and minimum equity values.


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

In January 1999, the Company obtained an additional $83,655 floating rate (7.49% at June 30, 1999) interim loan which was originally scheduled to mature June 1, 1999. During May 1999, the Company obtained a new $45,000 mortgage loan collateralized by The Crossroads Mall. The loan partially repaid the interim loan and the remaining balance, approximately $38,655, was extended and repaid in October 1999 with a portion of the proceeds of a six property $130,000 two-year non-recourse mortgage pool financing.

In April 1999, the Company obtained an additional $25,000 bank loan, partially secured by Park Mall in Tucson, Arizona. In October 1999, the loan was increased to $50,000. The loan matures September 1, 2000, bears interest at a rate per annum of LIBOR plus 175 basis points and is expected to be replaced by maturity with a $90,000 construction loan facility to be secured by Park



                                    16 of 29

                         GENERAL GROWTH PROPERTIES, INC
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


Mall which is currently undergoing extensive renovation, with the final phase of renovation expected to be completed in 2001.

In January 2000, the Company obtained a new $200,000 unsecured short-term bank loan. The Company's initial draw under this loan was $120,000 in January, 2000 and the remaining available amounts were fully drawn at June 30, 2000. Loan proceeds were used to fund ongoing redevelopment projects and repay the remaining balance of $83,000 on an interim loan obtained in September 1999. The bank loan bore interest at a rate per annum of LIBOR plus 150 basis points and was refinanced on August 1, 2000 with the Revolver and the term loan described below.

On August 1, 2000, the Company obtained an unsecured bank term loan (the "Term Loan") of $100,000. Term Loan proceeds were used to fund ongoing redevelopment projects and repay a portion of the remaining balance of the bank loan described above. The Term Loan has a maturity of July 31, 2003 and bears interest at a rate per annum of LIBOR plus 100 to 170 basis points depending on the Company's average leverage ratio.


CONSTRUCTION LOAN

During April 1999 the Company received $30,000 representing the initial loan draw on an $110,000 construction loan facility. The facility is secured by and will provide financing for the RiverTown Crossings Mall development (including outparcel development) in Grandville (Grand Rapids), Michigan. The construction loan provides for periodic funding as construction and leasing continues which currently bear interest at a rate per annum of LIBOR plus 150 basis points. As of June 30, 2000 additional loan draws of approximately $67,500 had been made and the final $12,500 was drawn on the loan in July 2000. Interest is due monthly but during 1999 were added to the periodic loan draws. The loan matures on June 29, 2001 and the Company currently intends to refinance the loan at or prior to maturity with a non-recourse long-term mortgage loan.


LETTERS OF CREDIT

As of June 30, 2000 and December 31, 1999, the Operating Partnership had outstanding letters of credit of $7,934, primarily in connection with special real estate assessments and insurance requirements. In addition at June 30, 2000 the Company has a letter of credit of approximately $30,925 related to the funding of the Ala Moana CMBS and pending construction projects at the Ala Moana Center.


NOTE 5        DISTRIBUTIONS PAYABLE

The following is a chart of the previous common and preferred distributions for the Company paid in 1999 and 2000. As described in Note 1, General Growth's preferred stock dividends to its preferred stockholders were in the same amount as the Operating Partnership's distributions to General Growth on the same dates with respect to the Preferred Units held by General Growth.



                                    17 of 29

                         GENERAL GROWTH PROPERTIES, INC
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


                              COMMON DISTRIBUTIONS
-------------------------------------------------------------------------------
                                                    GENERAL        OPERATING
                                                    GROWTH        PARTNERSHIP
  DECLARATION   AMOUNT PER    RECORD    PAYMENT  STOCKHOLDERS  LIMITED PARTNERS
     DATE         SHARE        DATE      DATE       AMOUNT          AMOUNT
     ----         -----        ----      ----       ------          ------
   06/14/00      $  0.51    07/06/00   07/31/00    $ 26,541        $ 10,090
   03/22/00         0.51    04/06/00   04/28/00      26,483          10,101
   12/13/99         0.51    01/06/00   01/31/00      26,481          10,097
   09/22/99         0.49    10/05/99   10/29/99      25,322           9,701
   06/18/99         0.49    07/02/99   07/30/99      19,651           9,712
   03/18/99         0.49    04/05/99   04/30/99      19,136           9,712
   12/17/98         0.47    01/06/99   01/29/99      18,330           9,309


                              PREFERRED DISTRIBUTIONS
                  ----------------------------------------------
                   RECORD           PAYMENT           AMOUNT PER
                    DATE              DATE               SHARE
                    ----              ----               -----
                  07/06/00          07/14/00           $0.4531
                  04/06/00          04/14/00            0.4531
                  01/06/00          01/14/00            0.4531
                  10/05/99          10/15/99            0.4531
                  07/02/99          07/15/99            0.4531
                  04/05/99          04/15/99            0.4531
                  01/06/99          01/15/99            0.4531


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


                                    18 of 29

                         GENERAL GROWTH PROPERTIES, INC
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


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


NOTE 8  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In May, 1998, the Emerging Issues Task Force ("EITF") of the FASB issued a consensus opinion entitled "Accounting for Contingent Rent in Interim Financial Periods" ("EITF 98-9"). EITF 98-9 was effective as of May 21, 1998 and provided that rental income should be deferred in interim periods by the lessor if the triggering events that create contingent rent have not yet occurred. The Company is entitled to receive contingent rents because a majority of the tenant leases provide for additional rent computed as a percentage of tenant sales revenues above certain annual thresholds (predominantly computed on a calendar year basis). The Company had previously accrued, on an interim basis, such overage rents based on the prorated annual overage rent estimated to be due from tenants. During the fourth quarter of 1998, EITF 98-9 was withdrawn and, pursuant to the guidance issued by the EITF, the Company, effective January 1, 1999, reverted back to the original policy of accruing percentage rents on an estimated basis. During December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin 101 "Revenue Recognition". This pronouncement, as subsequently extended to all publicly traded companies by the EITF, among other things, effectively reinstated the provisions of EITF 98-9. The Company has applied this revised accounting effective January 1, 2000. The Company believes that there is no material cumulative effect on the Company's financial position as of the date of adoption of this revised accounting and that the only material effect of this pronouncement will be to shift the Company's recognition, including amounts from the operations of the Unconsolidated Real Estate Affiliates, of major portions of overage rent from interim quarters to the fourth quarter of 2000 and subsequent years. The Company's cash collections of overage rents will not be affected by this accounting recognition change. The Company estimates that it would have recognized approximately $16,050 of additional overage rent in the six months ended June 30, 2000 if this change in accounting recognition of overage rent had not been mandated.

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


In March 2000 the FASB issued Statement of Accounting Standards Interpretation 44, Accounting for Certain Transactions Involving Stock Compensation ("Interpretation 44"). Interpretation 44 is generally effective for new stock option grants beginning July 1, 2000. However, requirements related to the definition of an employee apply to new awards granted after December 15, 1998.





                                    19 of 29

                         GENERAL GROWTH PROPERTIES, INC
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


Further, the FASB determined that any modifications to current accounting as a result of this guidance are to be recorded prospectively. General Growth has previously granted stock options to its employees, directors and to employees of its currently unconsolidated subsidiary, GGMI. Under the terms of the Interpretation, any awards to GGMI employees are considered awards to non-employees. Although the Company has not fully assessed the impact of Interpretation 44 on its consolidated financial statements, it currently believes that the adoption of Interpretation 44 will not have a material impact on the Company's consolidated financial position or consolidated results of operations.


                                    20 of 29

                         GENERAL GROWTH PROPERTIES, INC
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to numbered Notes are to specific footnotes to the Consolidated Financial Statements of the Company included in this quarterly report and which descriptions are hereby incorporated herein by reference. The following discussion should be read in conjunction with such Consolidated Financial Statements and related Notes. On June 30, 2000, the Company owned 100% of the fifty-three Wholly-Owned Centers, 50% of the stock of GGP/Homart, 50% of the membership interest in GGP/Homart II, 51% of the stock of GGP Ivanhoe, 51% of the stock of GGP Ivanhoe III, 50% of Quail Springs Mall and Town East Mall, and a non-voting preferred stock ownership interest (representing 95% of the equity interest) in GGMI. GGP/Homart owns interests in twenty-three shopping centers, GGP/Homart II owns interests in seven shopping centers (including one under construction), GGP Ivanhoe owns interests in two shopping centers, and GGP Ivanhoe III owns interests in eight shopping centers.

The Mall Store and Free-standing Store portions of the centers in the Company Portfolio which were not undergoing redevelopment on June 30, 1999 had an occupancy of approximately 87.4% as of such date. On June 30, 2000, the Mall Store and Free-standing Store portions of the centers in the Company Portfolio which were not undergoing redevelopment were approximately 89.1% occupied as of such date, representing an increase in occupancy percentage of 1.7% over 1999.

Total annualized sales averaged $350 per square foot for the Company Portfolio in the six months ended June 30, 2000. In the six months ended June 30, 2000, total mall store sales for the Company Portfolio increased by 8.1% over the same period in 1999. Comparable mall store sales are sales of those tenants that were open the previous 12 months. Therefore, comparable mall store sales in the six months ended June 30, 2000 are of those tenants that were operating in the six months ended June 30, 1999. Comparable mall store sales in the six months ended June 30, 2000 increased by 5.1% over the same period in 1999.

The average Mall Store rent per square foot from leases that expired in the six months ended June 30, 2000 was $29.29. The Company Portfolio benefited from increasing rents inasmuch as the average Mall Store rent per square foot on new and renewal leases executed during this same period was $34.63, or $5.34 per square foot above the average for expiring leases.


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



                                    21 of 29

                         GENERAL GROWTH PROPERTIES, INC
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions, interest rate trends, cost of capital and capital requirements, availability of real estate properties, competition from other companies and venues for the sale/distribution of goods and services, changes in retail rental rates in the Company's markets, shifts in customer demands, tenant bankruptcies or store closures, changes in vacancy rates at the Company's properties, changes in operating expenses, including employee wages, benefits and training, governmental and public policy changes, changes in applicable laws, rules and regulations (including changes in tax laws), the ability to obtain suitable equity and/or debt financing, and the continued availability of financing in the amounts and on the terms necessary to support the Company's future business.

Company revenues are primarily derived from fixed minimum rents, overage rents and recoveries of operating expenses from tenants. Inasmuch as the Company's financial statements reflect the use of the equity method to account for its investments in GGP/Homart, GGP/Homart II, GGP Ivanhoe, GGP Ivanhoe III, Quail Springs Mall and Town East Mall and GGMI, the discussion of results of operations of the Company below relates primarily to the revenues and expenses of the Wholly-Owned Centers.


RESULTS OF OPERATIONS OF THE COMPANY
THREE MONTHS ENDED JUNE 30, 2000 AND 1999

During calendar 1999, the Company opened Rivertown Crossings and purchased interests in the following Wholly-Owned Centers: The Crossroads, Ala Moana, and Baybrook. In addition, the Company contributed its 100% interests in Stonebriar, Northbrook Court, Natick, and Altamonte to GGP/Homart II, an unconsolidated entity. During April 2000, the Company purchased an 100% interest in Crossroads Center. For purposes of the following discussion of the results of operations, the net effect of acquisitions will include the effect of the new mall opening, the effect of the new acquisitions in 1999 and 2000 and the effect of the three operating properties contributed to GGP/Homart II.

Total revenues for the three months ended June 30, 2000 were $165.0 million, which represents an increase of $29.1 million or approximately 21.4% from $135.9 million in the three months ended June 30, 1999. The majority of the increase is from the net effect of acquisition of properties. Minimum rent for the three months ended June 30, 2000 increased by $18.6 million or 21.5% from $86.7 million in the comparable period in 1999 to $105.3 million. The net effect of acquisition of properties generated the majority of such increase in minimum rents. Expansion space, specialty leasing and occupancy increases at the comparable centers (properties owned for the entire time during the three months ended June 30, 1999 and 2000) accounted for the remaining increase in minimum rents. Tenant recoveries increased by $12.5 million or 30.6% from $40.8 million to $53.3 million for the three months ended June 30, 2000. The majority of the increase was generated by the net effect newly aquired properties. For the three months ended June 30, 2000, overage rents decreased to $3.1 million from $5.3 million in 1999. The decrease is primarily attributable to the change in accounting for overage rents effective January 1, 2000, as more fully described in Note 8.

Total expenses, including depreciation and amortization, increased by approximately $12.1 million, from $72.9 million in the three months ended June 30, 1999 to $85.0 million in the three months


                                    22 of 29

                         GENERAL GROWTH PROPERTIES, INC
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


ended June 30, 2000. For the three months ended June 30, 2000, property operating expenses increased by $5.3 million or 16.8% from $31.6 million in 1999 to $36.9 million in the second quarter of 2000, substantially all of which is attributable to the net effect of new acquisitions. The remainder is due to increases at the comparable centers. Depreciation and amortization increased by $6.6 million or 25.6% over the same period in 1999. The majority of the increase in depreciation and amortization was generated by the net effect of newly acquired properties. Management fees to affiliates increased by approximately $0.3 million or 23.1% over the same period in 1999.

Net interest expense for the three months ended June 30, 2000 was $51.3 million, an increase of $14.0 million or 37.5% from $37.3 million in the three months ended June 30, 1999. The net effect of acquisition of new properties was responsible for approximately $6.7 million of the increase. The remainder is due to increased debt and interest rates at the comparable centers.

Equity in net income of unconsolidated affiliates in the three months ended June 30, 2000 increased by approximately $4.5 million to earnings of $9.0 million in 2000, from $4.5 million in the three months ended June 30, 1999. The Company's equity in the earnings of GGP/Homart decreased approximately $1.8 million, primarily due to an increase in debt and related interest expense. The formation of GGP/Homart II resulted in earnings of approximately $4.1 million for the three months ended June 30, 2000. The Company's equity in the earnings of GGMI resulted in an increase of approximately $1.9 million, primarily due to an increase of fee revenue.

Gain on sale in the three months ended June 30, 1999, represents the gain on the sale of outparcel land to a major tenant at Park Mall.


RESULTS OF OPERATIONS OF THE COMPANY
SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Total revenues for the six months ended June 30, 2000 were $327.5 million, which represents an increase of $57.3 million or approximately 21.2% from $270.2 million in the six months ended June 30, 1999. Substantially all of the increase is from the net effect of acquisition of properties. Minimum rent for the six months ended June 30, 2000 increased by $36.8 million or 21.6% from $170.5 million in the comparable period in 1999 to $207.3 million. The net effect of acquisition of properties generated the majority of such increase in minimum rents. Expansion space, specialty leasing and occupancy increases at the comparable centers (properties owned for the entire time during the six months ended June 30, 1999 and 2000) accounted for the remaining increase in minimum rents. Tenant recoveries increased by $22.8 million or 27.5% from $82.9 million to $105.7 million for the six months ended June 30, 2000. Substantially all of the increase was generated by the net effect of properties which were acquired. For the six months ended June 30, 2000, overage rents decreased to $ 5.8 million from $9.2 million in 1999. The net effect of acquisitions contributed an increase of approximately $1.6 million in overage rent. The decrease is primarily attributable to the change in accounting for overage rents in the six months ended June 30, 2000 as more fully described in Note 8.

Total expenses, including depreciation and amortization, increased by approximately $26.5 million, from $144.8 million in the six months ended June 30, 1999 to $ 171.3 million in the six months ended June 30, 2000. For the six months ended June 30, 2000, property operating expenses increased by $14.5 million or 23.1% from $62.8 million in 1999 to $77.3 million in the first quarter of 2000, substantially all of which is attributable to the net effect of the new acquisitions. Depreciation and amortization increased by $11 million or 21.7% over the same period in 1999. Approximately $4.1 million of the increase in depreciation and amortization was generated at comparable centers. The


                                    23 of 29

                         GENERAL GROWTH PROPERTIES, INC
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


remaining $6.9 million was from the net effect of newly acquired properties. Management fees to affiliates was approximately $1.4 million or 53.8% higher than in the six months ended June 30, 1999.

Net interest expense for the six months ended June 30, 2000 was $99.3 million, an increase of $22.9 million or 30.0% from $76.4 million in the six months ended June 30, 1999. Debt incurred in connection with the acquisition of new properties was responsible for substantially all of such increase.

Equity in net income of unconsolidated affiliates in the six months ended June 30, 2000 increased by approximately $8.8 million to earnings of $17.5 million in 2000, from $8.7 million in the six months ended June 30, 1999. The Company's equity in the earnings of GGP/Homart decreased approximately $3.1 million, primarily due to the gain recognized by GGP/Homart on its May, 1999 sale of its interest in the Rolling Oaks Mall in San Antonio, Texas. This decrease is partially offset by an increase in average property occupancy, an increase in the ownership interest of GGP/Homart in The Parks at Arlington and an increase in the Company's ownership interest in GGP/Homart in 2000 versus 1999. The Company's equity in the earnings of GGMI resulted in an increase of approximately $5.5 million, primarily due to the write-off of terminated third-party management contracts in 1999. The formation of GGP/Homart II resulted in earnings of approximately $7.7 million for the six months ended June 30, 2000.

Gain on sale in the six months ended June 30, 1999, represents the gain on the sale of outparcel land to a major tenant at Park Mall.


LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

As of June 30, 2000, the Company held approximately $40.3 million of unrestricted cash and cash equivalents. The Company uses operating cash flow as the principal source of internal funding for short-term liquidity and capital needs such as tenant construction allowances and minor improvements made to individual properties that are not recoverable through common area maintenance charges to tenants. External funding alternatives for longer-term liquidity needs such as acquisitions, new development, expansions and major renovation programs at individual centers include construction loans, mini-permanent loans, long-term project financing, joint venture financing with institutional partners, additional Operating Partnership level or Company level equity investments, unsecured Company level debt or secured loans collateralized by individual shopping centers. In addition, the Company has access to the public equity and debt markets through a currently effective shelf registration statement under which up to $329.2 million in equity or debt securities may be issued from time to time. The Company also has a revolving credit facility and term loans (Note 4) with an aggregate balance as of the date of this report of approximately $230 million, maturing on July 31, 2003, which the Company currently anticipates it will be able to increase up to $550 million as necessary.

As of June 30, 2000, the Company had consolidated debt of approximately $3,101 million, of which $1,766 million is comprised of debt bearing interest at a fixed rate, with the remaining $1,335


                                    24 of 29

                         GENERAL GROWTH PROPERTIES, INC
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


million bearing interest at floating rates. Reference is made to Note 4 and Item 3 below for additional information regarding the Company's debt and the potential impact on the Company of interest rate fluctuations.

The following summarizes certain significant investment and financing transactions currently planned or completed since December 31,1999:

 The Company had previously advanced approximately $31 million collateralized by a second mortgage on the Crossroads Center in St. Cloud (Minneapolis), Minnesota. In connection with the second mortgage (as modified in February 2000) the Company acquired the property in April 2000 as more further described in
Note 6.

In January 2000, the Company obtained a new $200 million unsecured short-term bank loan. The Company's initial draw under this loan was $120 million which was used to fund ongoing redevelopment projects and repay an $83 million interim loan obtained in September 1999. This loan bore interest at LIBOR plus 150 basis points and the remaining available amounts were drawn by June 30, 2000. The loan was repaid August 1, 2000 from the proceeds of a new revolving credit facility and the $100 million term loan described below.

In May 2000, the Company obtained approximately $170.6 million of net proceeds through the issuance of preferred units of membership interest as more fully described in Note 1. These units provide for annual 8.95% preferred distributions and have a liquidation preference of $175 million. The net proceeds were used primarily to reduce the Company's outstanding short-term floating rate debt.

On August 1, 2000, the Company completed the refinancing of its Credit Facility. The Company's initial draw under the Revolver was $130 million. The Revolver has a maturity of July 31, 2003 and bears interest at a rate per annum equal to LIBOR plus 100 to 190 basis points depending on the Company's average leverage ratio. In addition, the Company obtained an unsecured bank term loan of $100,000. The Term Loan has a maturity of July 31, 2003 and bears interest at a rate per annum of LIBOR plus 100 to 170 basis points depending on the Company's average leverage ratio.

Approximately $50 million of the Company's debt is scheduled to mature in the remainder of 2000. Although final agreements to refinance all such loan amounts have not yet been reached, the Company anticipates that all of its debt will be repaid on a timely basis. Other than as described above or in conjunction with possible future acquisitions, there are no current plans to incur additional debt or raise equity capital. If additional capital is required, the Company believes that it can increase the amounts available under the Revolver or term loans, obtain an interim bank loan, obtain additional mortgage financing on under-leveraged assets, enter into new joint venture partnership arrangements or raise additional debt or equity capital. However, there can be no assurance that the Company can obtain such financing on satisfactory terms. The Company will continue to monitor its capital structure, investigate potential joint venture arrangements and purchase additional properties if they can be acquired and financed on terms that the Company reasonably believes will enhance long-term stockholder value. When property operating cash flow has been increased, the Company anticipates the refinancing of portions of its long-term floating rate debt with pooled or property-specific non-recourse fixed-rate mortgage financing.

Net cash provided by operating activities was $134.8 million in the first six months of 2000, an increase of $25.9 million from $108.9 million in the same period in 1999. Net income before



                                    25 of 29

                         GENERAL GROWTH PROPERTIES, INC
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


extraordinary items and allocations to the minority interest increased $17.1 million, which was represented primarily by the earnings contributed by acquisitions completed in 1999 and 2000.

Net cash used by investing activities was $142.2 million in the first six months of 2000 compared to $191.7 million of cash used in the first six months of 1999. Cash flow from investing activities was impacted by the lower volume of development and improvements to consolidated real estate properties in the first six months of 2000, as compared to the first six months in 1999 as the ownership (and resulting development activities) of Stonebriar Centre was transferred to GGP/Homart II in November, 1999.

Financing activities contributed cash of $22.1 million in the first six months of 2000, compared to a source of cash of $81.8 million in 1999. A major contributing factor to the variance in the cash provided from financing activity is that financing from mortgages and other debt, net of repayments of principal on mortgage debt, had a negative impact of $65.3 million in the first six months of 2000 versus a positive impact of $150.9 million in the first six months of 1999. The additional financing in 1999 was used to fund the acquisitions, developments and redevelopment of real estate discussed above and in Note 2.

In order to remain qualified as a real estate investment trust for federal income tax purposes, the Company must distribute 100% of capital gains and at least 95% of its ordinary taxable income to stockholders. The following factors, among others, will affect operating cash flow and, accordingly, influence the decisions of the Board of Directors regarding distributions: (i) scheduled increases in base rents of existing leases; (ii) changes in minimum base rents and/or percentage rents attributable to replacement of existing leases with new or renewal leases; (iii) changes in occupancy rates at existing centers and procurement of leases for newly developed centers; and (iv) the Company's share of operating cash flow generated by GGMI, the Unconsolidated Real Estate Affiliates and distributions there from, less oversight costs and debt service on additional loans that have been or will be incurred. The Company anticipates that its operating cash flow, and potential new debt or equity from future offerings, new financings or refinancings will provide adequate liquidity to conduct its operations, fund general and administrative expenses, fund operating costs and interest payments and allow distributions to the Company's preferred and common stockholders in accordance with the requirements of the Internal Revenue Code of 1986, as amended, for continued qualification as a real estate investment trust and to avoid any Company level federal income or excise tax. In addition, the Tax Relief Extension Act of 1999 will be effective January 1, 2001. Two key provisions of this tax law change will impact future Company operations: the availability of a taxable REIT subsidiary which may be wholly owned directly by a REIT and a reduction in the required level of distributions by a REIT to 90% of ordinary taxable income. The Company is still evaluating the impact of these changes. A taxable REIT subsidiary, wholly owned by the REIT as permitted under new law commencing in 2001, will be able to retain a larger amount of operating cash flow for reinvestment purposes.

The Internet and electronic retailing are growing at significant rates. In 1999, the Company launched a new website - Mallibu.com - and has engaged in a number of other e.business initiatives. In one such initiative, the Company expects to have the majority of its regional shopping centers wired for broadband connectivity by December 31, 2000. Although the amount of retail sales conducted solely via the Internet is expected to rise in the future, the Company believes that traditional retailing and "e-tailing" will converge such that the regional mall will continue to be a vital part of the overall mix of shopping alternatives for the consumer.



                                    26 of 29

                         GENERAL GROWTH PROPERTIES, INC
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As more fully described in Note 8, the FASB, EITF and the AICPA have issued certain statements, which are effective for the current or subsequent year. The Company does not expect a significant impact on its annual reported operations due to the application of such new statements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not entered into any transactions using derivative commodity instruments. The Company is subject to market risk associated with changes in interest rates. The economy is currently in a period of rising interest rates. Interest rate exposure is principally limited to the $1,335 million of debt of the Company outstanding at June 30, 2000 that is priced at interest rates that float with the market. However, approximately $858 million of such floating rate consolidated debt is comprised of commercial mortgage-backed securities which are subject to interest rate cap agreements, the effect of which is to limit the interest rate the Company would be required to pay on such debt to no more than approximately 9% per annum. Therefore, a 25 basis point movement in the interest rate on the floating rate debt would result in an approximate $3.18 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt. The Company has an ongoing program of refinancing its floating and fixed rate debt and believes that this program allows it to vary its ratio of fixed to floating rate debt to respond to changing market rate conditions. Reference is made to Item 2 above and Note 4 for additional debt information.



                                    27 of 29

                         GENERAL GROWTH PROPERTIES, INC
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


PART II. OTHER INFORMATION


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At its Annual Meeting of Stockholders held on May 9, 2000, the stockholders voted upon the re-election of Morris Mark and Robert Michaels as Directors, and the ratification of the appointment of PricewaterhouseCoopers LLP as Independent Auditors. A total of 51,927,576 shares were eligible to vote on each matter presented at the Annual Meeting, which were approved by the following votes of stockholders:

                                   NUMBER OF SHARES   NUMBER OF SHARES
                     MATTER              FOR             WITHHELD
-------------------------------------------------------------------------------

1.  (a) Re-elect Morris Mark         44,165,631          229,038

    (b) Re-elect Robert Michaels     38,856,543        5,538,126


                                    NUMBER OF SHARES    NUMBER OF
                                         FOR          SHARES AGAINST   ABSTAIN
-------------------------------------------------------------------------------
2.  Appointment of
    PricewaterhouseCoopers LLP
    as Independent Auditors          44,081,533           38,347       274,789



ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
      (a)  Exhibits - See Exhibit Index
      (b), (c) Reports on Form 8-K and proforma information

The following reports on Form 8-K have been filed by the Company during the quarter covered by this report:

      1.   Current Report on Form 8-K dated May 9, 2000 describing under
           Item 5. the acquisition of Crossroads Center in St. Paul, Minnesota. No financial statements were required to be filed with the report.

      2.   Current Report on Form 8-K dated June 13, 2000 describing under
           Item 5. the issuance of 700,000 cumulative redeemable preferred units of membership interest of GGPLP L.L.C., yielding net proceeds to the Company of approximately $170.6 million. No financial statements were required to be filed with the report.



                                    28 of 29

                         GENERAL GROWTH PROPERTIES, INC
              (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)


                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  GENERAL GROWTH PROPERTIES, INC.
                                          (Registrant)


Date:  August 9, 2000             by:  /s/: Bernard Freibaum
                                       ---------------------------------------
                                       Bernard Freibaum
                                       Executive Vice President and
                                       Chief Financial Officer
                                       (Principal Accounting Officer)




                                    29 of 29

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

     2(cc) Contribution Agreement dated November 10, 1999, by and between NYSCRF and GGP/Homart II (Carolina Place). (29)

     2(dd) Contribution Agreement dated November 10, 1999, by and between NYSCRF and GGP/Homart II (Alderwood Mall). (29)

     2(ee) Contribution Agreement dated November 10, 1999, by and between NYSCRF and GGP/Homart II (Montclair Plaza). (29)

     2(ff) Contribution Agreement, dated February 1, 2000, by and between General Growth Companies, Inc. and GGP Limited Partnership. (30)

     2(gg) Purchase and Sale Agreement dated as of March 15, 2000 by and between Crossroads Shopping Center Trust and St. Cloud Mall L.L.C. (31)

     2(hh) Purchase Agreement dated May 25, 2000 among General Growth Properties, Inc., GGP Limited Partnership, GGPLP L.L.C. and Goldman Sachs 2000 Exchange Place Fund, L.P.

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

     4(n) First Amendment to Rights Agreement, dated as of November 10,1999, between the Company and Norwest Bank, Minnesota, N.A. (28)

     4(o) Letter Agreement concerning Rights Agreement, dated November 10, 1999, between the Operating Partnership and NYSCRF. (28)

     4(p) Certificate of Designations, Preferences and Rights of 8.95% Cumulative Redeemable Preferred Stock, Series B. (32)


     10(a) Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership. (19)

     10(b) Rights Agreement between the Company and the Limited Partners of the Operating Partnership.(6)

     10(c) Real Estate Management Agreement dated July 1, 1996, between General Growth Management, Inc. and GGP Limited Partnership.(13)

     10(d) *General Growth Properties, Inc. 1993 Stock Incentive Plan, as amended.(14)

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

     10(i) Form of Registration Rights Agreement between the Company and certain trustees for the IBM Retirement Plan. (3)

     10(j) Form of Incidental Registration Rights Agreement between the Company, Equitable, Frank Russell and Wells Fargo.(3)

     10(k) Form of Letter Agreements restricting sale of certain shares of Common Stock.(3)

     10(l) *Letter Agreement dated October 14, 1993, between the Company and Bernard Freibaum.(6)

     10(m) *Form of Option Agreement between the Company and certain Executive Officers.(13)

     10(n) *General Growth Properties, Inc. 1998 Incentive Stock Plan, as amended.

     10(o) Amended and Restated Operating Agreement of GGPLP L.L.C. dated as of May 25, 2000. (32)

     10(p) Registration Rights Agreement dated May 25, 2000 between General Growth Properties, Inc. and Goldman Sachs 2000 Exchange Place Fund, L.P.

     23 Consent of PricewaterhouseCoopers LLP - Independent Accountants. (30)

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

     (31) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated May 9, 2000, incorporated herein by reference.

     (32) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated June 13, 2000, incorporated herein by reference.