Form 10-Q
period 2000-09-30
GENERAL GROWTH PROPERTIES INC
filed 2000-11-13
CIK 895648

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2000


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

The number of shares of Common Stock, $.10 par value, outstanding on November 9, 2000 was 52,174,029.

                        GENERAL GROWTH PROPERTIES, INC.
                        -------------------------------
                                     INDEX
                                     -----

                                                                                   PAGE
                                                                                   ----
                                                                                  NUMBER
                                                                                  ------
Part I    FINANCIAL INFORMATION

          Item 1: Financial Statements

             Consolidated Balance Sheets
             as of September 30, 2000 and December 31, 1999.......................    3

             Consolidated Statements of Operations and Comprehensive Income
             for the three and nine months ended September 30, 2000 and 1999......    4

             Consolidated Statements of Cash Flows
             for the nine months ended September 30, 2000 and 1999................    5

             Notes to Consolidated Financial Statements...........................    6

          Item 2: Management's Discussion and Analysis of
             Financial Condition and Results of Operations........................   21

             Liquidity and Capital Resources of the Company.......................   24

          Item 3: Quantitative and Qualitative Disclosures about Market Risk......   27

Part II   OTHER INFORMATION

          Item 2: Changes in Securities and Use of Proceeds.......................   28

          Item 6: Exhibits and Reports on Form 8-K................................   28

          SIGNATURE...............................................................   29

PART I.     FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

                        GENERAL GROWTH PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                   SEPTEMBER 30, 2000 AND DECEMBER 31, 1999
                                  (UNAUDITED)
             (Dollars in thousands, except for per share amounts)
                                    ASSETS

                                                                  SEPTEMBER 30,     DECEMBER 31,
                                                                      2000              1999
                                                                  -------------     ------------
Investment in real estate:
  Land                                                             $  648,545       $  640,276
  Buildings and equipment                                           3,925,915        3,664,832
  Less accumulated depreciation                                      (461,279)        (376,673)
  Developments in progress                                             24,072           21,443
                                                                   ----------       ----------
    Net property and equipment                                      4,137,253        3,949,878
  Investments in Unconsolidated Real Estate Affiliates                719,172          666,074
  Mortgage note receivable                                                  -           31,065
                                                                   ----------       ----------
    Net investment in Real Estate                                   4,856,425        4,647,017
Cash and cash equivalents                                              35,672           25,593
Tenant accounts receivable, net                                        75,297           84,123
Deferred expenses, net                                                103,860           93,536
Investment in and note receivable from General Growth
  Management, Inc.                                                     61,307           65,307
Prepaid expenses and other assets                                      39,934           39,319
                                                                   ----------       ----------
                                                                   $5,172,495       $4,954,895
                                                                   ==========       ==========
               LIABILITIES AND STOCKHOLDERS' EQUITY
               ------------------------------------
Mortgage notes and other debt payable                              $3,184,902       $3,119,534
Distributions payable                                                  46,022           42,695
Accounts payable and accrued expenses                                 159,240          170,868
                                                                   ----------       ----------
                                                                    3,390,164        3,333,097
                                                                   ----------       ----------
Minority interests                                                    525,503          356,540
                                                                   ----------       ----------
Commitments and contingencies

Preferred Stock: $100 par value; 5,000,000 shares authorized;         337,500          337,500
  345,000 designated as PIERS (Note 1) which are convertible and carry a $1,000 liquidation value, 337,500 of which were issued and outstanding at September 30, 2000 and
  December 31, 1999

Stockholders' Equity:
  Common stock: $.10 par value; 210,000,000 shares authorized;
    52,149,627 and 51,697,425 shares issued and outstanding
    as of September 30, 2000 and December 31, 1999, respectively        5,215            5,170
  Additional paid-in capital                                        1,207,294        1,199,921
  Retained earnings (deficit)                                        (282,617)        (272,199)
  Notes receivable-common stock purchases                              (8,850)          (3,420)
  Accumulated equity in other comprehensive loss of
    unconsolidated affiliate                                           (1,714)          (1,714)
                                                                   ----------       ----------
    Total stockholders' equity                                        919,328          927,758
                                                                   ----------       ----------
                                                                   $5,172,495       $4,954,895
                                                                   ==========       ==========

 The accompanying notes are an integral part of these consolidated financial statements.

                                    3 of 31

                        GENERAL GROWTH PROPERTIES, INC.
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                  FOR THE THREE MONTHS AND NINE MONTHS ENDED
                          SEPTEMBER 30, 2000 AND 1999
                                  (UNAUDITED)
               (Dollars in thousands, except per share amounts)

                                         Three Months Ended               Nine Months Ended
                                             September 30                   September 30
                                          2000            1999           2000            1999
                                        --------        --------       ---------       ---------
Revenues:
    Minimum rents                       $107,960        $ 99,185       $ 315,238       $ 269,657
    Tenant recoveries                     52,720          44,102         158,371         126,997
    Overage rents                          8,906           7,423          14,692          16,610
    Other                                  1,888           3,876           7,248           8,538
    Fee income                             1,812           1,441           5,246           4,401
                                        --------        --------       ---------       ---------
         Total revenues                  173,286         156,027         500,795         426,203
                                        --------        --------       ---------       ---------
Expenses:
    Real estate taxes                     13,191          10,459          38,259          33,808
    Management fees to affiliate            (806)          1,789           3,155           4,389
    Property operating                    40,976          36,330         118,276          99,093
    Provision for doubtful accounts        1,190             569           1,368           2,767
    General and administrative             1,699           1,089           4,721           4,186
    Depreciation and amortization         32,427          29,282          94,185          80,050
                                        --------        --------       ---------       ---------
         Total expenses                   88,677          79,518         259,964         224,293
                                        --------        --------       ---------       ---------
         Operating income                 84,609          76,509         240,831         201,910

Interest expense, net                    (52,857)        (43,764)       (152,132)       (120,121)
Equity in net income/(loss) of
  unconsolidated affiliates               13,088           3,025          30,568          11,757
Gain on sales                                  -               -              44           2,977
Income before extraordinary items and
  allocation to minority interests        44,840          35,770         119,311          96,523
Income allocated to minority interests   (13,477)         (6,987)        (31,757)        (19,996)
                                        --------        --------       ---------       ---------
Income before extraordinary items         31,363          28,783          87,554          76,527
Extraordinary items                            -          (5,093)              -         (13,786)
                                        --------        --------       ---------       ---------
    Net income                            31,363          23,690          87,554          62,741
                                        --------        --------       ---------       ---------
Convertible Preferred Stock Dividends     (6,117)         (6,117)        (18,351)        (18,351)
                                        --------        --------       ---------       ---------
    Net income available to
      common stockholders               $ 25,246        $ 17,573       $  69,203       $  44,390
                                        ========        ========       =========       =========

Earnings before extraordinary
  items per share-basic                    $0.48           $0.45           $1.33           $1.32
                                        ========        ========       =========       =========
Earnings before extraordinary
  items per share-diluted                  $0.48           $0.45           $1.33           $1.32
                                        ========        ========       =========       =========
Earnings per share-basic                   $0.48           $0.35           $1.33           $1.01
                                        ========        ========       =========       =========
Earnings per share-diluted                 $0.48           $0.35           $1.33           $1.01
                                        ========        ========       =========       =========
Distributions declared per share           $0.51           $0.49           $1.53           $1.47
                                        ========        ========       =========       =========
Net income                              $ 31,363        $ 23,690        $ 87,554        $ 62,741
Other Comprehensive income (loss):
    Equity in unrealized income/(loss)
    on available-for-sale securities
    of unconsolidated affiliate,
    net of minority interest                   -          (1,758)              -          (1,758)
                                        --------        --------       ---------       ---------
Comprehensive income                    $ 31,363        $ 21,932       $  87,554       $  60,983
                                        ========        ========       =========       =========

                  The accompanying notes are an integral part of these consolidated financial statements.

                                    4 of 31

                        GENERAL GROWTH PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 and 1999
                                  (UNAUDITED)
             (Dollars in thousands, except for per share amounts)

                                                                                           Nine Months Ended
                                                                                             September 30,
                                                                                         2000           1999
                                                                                      ---------      -----------
Cash flows from operating activities:
    Net Income                                                                        $  87,554      $    62,741
Adjustments to reconcile net income to net cash
  provided by operating activities:
    Minority interests                                                                   31,757           19,996
    Extraordinary items                                                                       -           13,786
    Equity in net income of unconsolidated affiliates                                   (30,568)         (11,757)
    Provision for doubtful accounts                                                       1,368            2,767
    Distributions received from unconsolidated affiliates                                27,235           17,521
    Depreciation                                                                         84,606           74,910
    Amortization                                                                          9,579            5,140
    Gain on sales                                                                           (44)          (2,977)
Net Changes:
    Tenant accounts receivable                                                            7,458          (12,369)
    Prepaid expenses and other assets                                                      (615)         (27,295)
    Accounts payable and accrued expenses                                               (11,628)          (3,102)
                                                                                      ---------      -----------
      Net cash provided by (used in) operating activities                               206,702          139,361
                                                                                      ---------      -----------

Cash flows from investing activities:
    Acquisition/development of real estate and improvements
      and additions to properties                                                      (194,064)      (1,051,234)
    Increase in investments in unconsolidated affiliates                                (78,434)         (15,456)
    Change in notes receivable from General Growth Management, Inc.                       4,963          (31,086)
    Distributions received from unconsolidated affiliates                                27,705           22,567
    Increase in deferred expenses                                                       (16,477)          (7,975)
                                                                                      ---------      -----------
      Net cash provided by (used in) investing activities                              (256,307)      (1,083,184)
                                                                                      ---------      -----------
Cash flows from financing activities:
    Cash distributions paid to common stockholders                                      (79,505)         (57,117)
    Cash distributions paid to Operating Partnership Unitholders                        (30,288)         (28,732)
    Cash distributions paid to holders of RPU's                                          (2,175)               -
    Payment of dividends on PIERS                                                       (18,351)         (18,351)
    Proceeds from exercised options                                                       1,203              760
    Proceeds from sale of common stock, net of issuance costs                             2,826          331,651

    Proceeds from issuance of RPU's, net of issuance costs                              170,625                -
    Proceeds from issuance of mortgage / other notes payable                            297,239        1,294,312
    Principal payments on mortgage notes and other debt payable                        (278,464)        (573,473)
    Increase in deferred expenses                                                        (3,426)         (18,865)
                                                                                      ---------      -----------
      Net cash provided by (used in) financing activities                                59,684          930,185
                                                                                      ---------      -----------

Net change in cash and cash equivalents                                                  10,079          (13,638)
Cash and cash equivalents at beginning of year                                           25,593           19,630
                                                                                      ---------      -----------
Cash and cash equivalents at end of period                                            $  35,672      $     5,992
                                                                                      =========      ===========

Supplemental disclosure of  cash flow information
    Interest paid                                                                     $ 171,380      $   143,569
    Interest capitalized                                                                 12,941           12,055
Non-cash investing and financing activities:
     Common stock issued in exchange for Operating Partnership Units                  $   2,732              522
     Common stock issued in exchange for GGP/Homart stock                                     -           90,513
     Operating Partnership Units issued as consideration for purchase of land               215                -
     Penalty on retirement of debt                                                            -            8,655
     Notes receivable issued for exercised stock options                                  6,550                -
     Assumption and conversion of notes in conjunction with acquisition of property      77,657                -

The accompanying notes are an integral part of these consolidated financial statements.

                                    5 of 31

                        GENERAL GROWTH PROPERTIES, INC.
             (Dollars in thousands, except for per share amounts)

NOTE 1  ORGANIZATION

Readers of this quarterly report should refer to the Company's audited financial statements for the year ended December 31, 1999 which are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-11656) dated March 14, 2000, as certain footnote disclosures which would substantially duplicate those contained in the 1999 annual audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Company's 1999 Annual Report on Form 10-K.

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

As of September 30, 2000, the Company owned 100% of fifty-three regional shopping centers (the "Wholly-Owned Centers"); 50% of the stock of GGP/Homart, Inc. ("GGP/Homart"), 50% of the membership interest in GGP/Homart II L.L.C. ("GGP/Homart II"), 51% of the stock of GGP Ivanhoe, Inc. ("GGP Ivanhoe"), 51% of the stock of GGP Ivanhoe III, Inc. ("GGP Ivanhoe III") and 50% of Quail Springs Mall and Town East Mall (collectively the "Unconsolidated Real Estate Affiliates"); and a 100% non-voting preferred stock interest representing 95% of the equity interest in General Growth Management, Inc. ("GGMI"). As of such date, GGP/Homart owned interests in twenty-three shopping centers (the "Homart Centers"), GGP/Homart II owned interests in seven shopping centers, GGP Ivanhoe owned 100% of two shopping centers, and GGP Ivanhoe III owned 100% of eight shopping centers. Together, the Wholly-Owned Centers and the centers owned by the Unconsolidated Real Estate Affiliates comprise the "Company Portfolio" or the "Portfolio Centers".

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

During July 1999, General Growth completed a public offering of 10,000,000 shares of Common Stock (the "1999 Offering"). General Growth received net proceeds of approximately $330,296, of which a portion was used to reduce outstanding loans including certain indebtedness to affiliates of the underwriter of the 1999 Offering. In addition, a portion of the proceeds of the 1999 Offering was used to fund a portion of the purchase price of Ala Moana Center (Note 2).

                                    6 of 31

                        GENERAL GROWTH PROPERTIES, INC.
             (Dollars in thousands, except for per share amounts)


During 1999, General Growth established the General Growth Properties, Inc. Employee Stock Purchase Plan (the "ESPP") to assist eligible employees in acquiring a stock ownership interest in General Growth. A maximum of 500,000 shares of Common Stock is reserved for issuance under the ESPP. Under the ESPP, eligible employees make payroll deductions over a six-month purchase period at which time the amounts withheld are used to purchase shares of Common Stock at a purchase price equal to 85% of the lesser of the closing price of a share of Common Stock on the first trading day of the purchase period or the last trading day of the purchase period. The first purchase period under the ESPP ended December 31, 1999. On January 3, 2000, 26,205 newly issued shares of Common Stock were sold to ESPP participants at a price of $23.80 per share. On July 1, 2000 41,423 newly issued shares of Common Stock were sold to ESPP participants at a price of $23.75 per share. In addition, effective January 1, 2000, General Growth established a Dividend Reinvestment and Stock Purchase Plan ("DRSP"). General Growth has reserved for issuance up to 1,000,000 shares of Common Stock for issuance under the DRSP. The DRSP will, in general, allow participants to make purchases of Common Stock from dividends received or additional cash investments. Although the purchase price of the Common Stock will be determined by the current market price, the purchases will be made without fees or commissions. General Growth will satisfy DRSP Common Stock purchase needs through the issuance of new shares of Common Stock or by repurchases of currently outstanding Common Stock. As of September 30, 2000, an aggregate of 16,992 shares of Common Stock have been issued under the DRSP.

During May 2000, the Operating Partnership formed GGPLP L.L.C., a Delaware limited liability company ("the LLC") by contributing its interest in a portfolio of 44 Wholly-Owned regional shopping centers to the LLC in exchange for all of the common units of membership interest in the LLC. On May 25, 2000, a total of 700,000 redeemable preferred units of membership interest in the LLC (the "RPUs") were issued to an institutional investor by the LLC, which yielded approximately $170,625 in net proceeds to the Company. The net proceeds of the sale of the RPUs were used to repay a portion of the Company's unsecured debt. Holders of the RPUs are entitled to receive cumulative preferential cash distributions per RPU (payable quarterly commencing July 15, 2000) at a per annum rate of 8.95% of the $250 liquidation preference thereof (or $5.59375 per quarter) prior to any distributions by the LLC to the Operating Partnership. As of the date of this report, cumulative distributions of $6,091 representing preferential distributions through October 15, 2000 have been paid. Subject to certain limitations, the RPUs may be redeemed in cash by the LLC at any time on or after May 25, 2005 for the liquidation preference amount plus accrued and unpaid distributions and may be exchanged by the holders of the RPUs on or after May 25, 2010 for an equivalent amount of a newly created series of redeemable preferred stock of General Growth. Such preferred stock would provide for an equivalent 8.95% annual preferred distribution and would also be redeemable by the Company for cash equal to the liquidation preference amount plus accrued and unpaid distributions. The RPUs have been reflected in the accompanying consolidated financial statements as a component of minority interest at the current total liquidation preference amount of $175,000.

As of September 30, 2000, General Growth owned an approximate 73% general partnership interest in the Operating Partnership (excluding its preferred units of partnership interest as discussed below). The remaining approximate 27% minority interest in the Operating Partnership is held by limited partners that include trusts for the benefit of the families of the original stockholders who initially owned and controlled the Company and subsequent contributors of properties to the Company. These minority interests are represented by common units of limited partnership interest in the Operating Partnership (the "Units"). The Units can be redeemed for cash or, at General Growth's election with certain restrictions, for shares of Common Stock on a one-for-one basis. The holders of the Units also share equally with General Growth's common stockholders on a per share

                                    7 of 31

                        GENERAL GROWTH PROPERTIES, INC.
             (Dollars in thousands, except for per share amounts)


basis in any distributions by the Operating Partnership on the basis that one Unit is equivalent to one share of Common Stock.

In addition, in order to enable General Growth to comply with its obligations in respect to the PIERS, General Growth owns preferred units of limited partnership interest in the Operating Partnership (the "Preferred Units") which have rights, preferences and other privileges, including distribution, liquidation, conversion and redemption rights, that mirror those of the PIERS. Accordingly, the Operating Partnership is required to make all required distributions on the Preferred Units prior to any distribution of cash or assets to the holders of the Units. At September 30, 2000, 100% of the Preferred Units (337,500) were owned by General Growth.

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

This preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position of the Company as of September 30, 2000 and the results of operations for the three and nine months ended September 30, 2000 and 1999 and cash flows for the nine months ended September 30, 2000 and 1999 have been included. The results for the interim periods ended September 30, 2000 and 1999 are not necessarily indicative of the results to be obtained for the full fiscal year.

Certain amounts in the 1999 consolidated financial statements have been reclassified to conform to the 2000 presentation. These reclassifications have had no effect on reported net operating results of the Company.

Earnings Per Share ("EPS")

Basic per share amounts are based on the weighted average of common shares outstanding of 51,977,286 for 2000 and 43,991,690 for 1999. Diluted per share amounts are based on the total number of weighted average common shares and dilutive securities (stock options) outstanding of 52,027,251 for 2000 and 44,114,763 for 1999. The effect of the issuance of the PIERS is anti-dilutive with respect to the Company's calculation of diluted earnings per share for the three and nine months ended September 30, 2000 and 1999 and therefore has been excluded. The outstanding Units have been excluded from the diluted earnings per share calculation as there would be no effect on the EPS amounts since the minority interests' share of income would also be added back to net income. Options to purchase 306,141 and 258,595 shares of Common Stock pursuant to General Growth's stock option plans which were granted on May 23, 2000 and March 25, 1999, respectively, have not been included in the computation of diluted EPS because the conditions which must be

                                    8 of 31

                        GENERAL GROWTH PROPERTIES, INC.
             (Dollars in thousands, except for per share amounts)


satisfied prior to the issuance of any such shares under such plans were not achieved during the applicable periods.

                                    9 of 31

                        GENERAL GROWTH PROPERTIES, INC.
             (Dollars in thousands, except for per share amounts)


The following are the reconciliations of the numerators and denominators of the basic and diluted EPS.

                                                            Three Months Ended               Nine Months Ended
                                                               September 30,                   September 30,
                                                             2000         1999             2000            1999
                                                           ---------   ----------        ----------   -----------
Numerators:
Income before extraordinary items                          $31,363      $28,783          $ 87,554        $ 76,527
  Dividends on PIERS                                        (6,117)      (6,117)          (18,351)        (18,351)
                                                           --------     --------         ---------       --------
  Income available to common shareholders before
    extraordinary items - for basic and diluted EPS        $25,246       22,666          $ 69,203          58,176
                                                           --------     --------         ---------       --------
  Extraordinary Items                                            -       (5,093)                -         (13,786)
Net income available to common
  shareholders - for basic and diluted EPS                 $25,246      $17,573          $ 69,203        $ 44,390
                                                           ========     ========         =========       ========
Denominators:
Weighted average common shares
  outstanding (in thousands) - for basic EPS                52,095       50,149            51,997          43,992
Effect of dilutive securities - options                         39           65                30             123
                                                           --------     --------         ---------       --------
Weighted average common shares
  outstanding (in thousands) - for diluted EPS              52,134       50,214            52,027          44,115
                                                           ========     ========         =========       ========

Notes Receivable - Officers

In April, May and September, 1998 certain officers of the Company issued to the Company an aggregate of $3,164 of promissory notes in connection with their exercise of options to purchase an aggregate of 166,000 shares of the Company's Common Stock. During 1999, the Company received approximately $62 in payments, made advances of approximately $380 in conjunction with additional advances and Common Stock purchases by such officers and forgave approximately $64 in principal and accrued interest on such notes. As of the date of this report, the Company has made during 2000 aggregate advances of $7,149 in conjunction with the exercise of options to purchase an aggregate 270,000 shares of Common Stock by officers. In June 2000, a $1,120 loan was repaid by one of the officers. Also in 2000, the Company forgave approximately $150 of other notes receivable from an officer (previously reflected in prepaid expenses and other assets). The notes, which bear interest at a rate computed as a formula of a market rate, are collateralized by the shares of Common Stock issued upon exercise of such options, provide for quarterly payments of interest and are payable to the Company on demand.

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

                                   10 of 31

                        GENERAL GROWTH PROPERTIES, INC.
             (Dollars in thousands, except for per share amounts)


Comprehensive Income

Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" requires that the Company disclose comprehensive income in addition to net income. Comprehensive income is a more inclusive financial reporting methodology that encompasses net income and all other changes in equity except those resulting from investments by and distributions to equity holders. One item included in comprehensive income but not net income is unrealized holding gains or losses on marketable securities classified as available-for-sale. Although General Growth and its consolidated affiliates do not have any material available-for-sale securities, one of its unconsolidated affiliates received common stock of Simon Property Group, Inc. as part of a 1998 transaction. Holding gains or losses on such securities through June 30, 1999 were not significant and were not reflected. However, at September 30, 1999 the Company reduced its carrying amount for its investment in such unconsolidated affiliate by $2,550 and reflected $1,758 as other comprehensive loss, net of minority interest of $792, as its equity in such unconsolidated affiliate's cumulative unrealized holding loss on such securities. For the three and nine months ended September 30, 2000 there were nominal holding losses on such securities which have not been reflected.

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

                                   11 of 31

                        GENERAL GROWTH PROPERTIES, INC.
             (Dollars in thousands, except for per share amounts)


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

All acquisitions completed through September 30, 2000 were accounted for utilizing the purchase method and accordingly, the results of operations are included in the Company's results of operations from the respective dates of acquisition.

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

The Company has an ongoing program of renovations and expansions at its properties including significant projects currently under construction at the Park Mall in Tuscon, Arizona; Eden Prairie Mall in Eden Prairie (Minneapolis), Minnesota; and Knollwood Mall in St Louis Park (Minneapolis), Minnesota. In addition, the Company has commenced construction of a private wide-area network to link tenants and mall locations via the Internet. The Company has already incurred the majority of these network costs (financed or to be financed by fixed-rate intermediate term equipment financing) and hopes to have the majority of its regional shopping centers wired for such broadband connectivity by early April, 2001.

During 1999, the Company formed a joint venture to develop a regional mall in Westlake (Dallas), Texas. As of September 30, 2000, the Company has invested approximately $13,947 (including land acquisition costs) in the joint venture. In addition, the Company is currently obligated to fund pre-development costs (estimated to be approximately $1,545, a major portion of which remains to be incurred). Actual development costs are not resolved at this time. The retail site, part of a planned community which is expected to contain a resort hotel, a golf course, luxury homes and corporate offices, is currently planned to contain up to 1.6 million square feet of tenant space including up to six anchor stores and a multi-screen theater. There can be no assurance that development of this site will proceed beyond the pre-development phase.

                                   12 of 31

                        GENERAL GROWTH PROPERTIES, INC.
             (Dollars in thousands, except for per share amounts)


The Company also owns and is investigating certain other potential development sites, including sites in Toledo, Ohio and West Des Moines, Iowa, but there can be no assurance that development of these sites will proceed.

                                   13 of 31

                        GENERAL GROWTH PROPERTIES, INC.
             (Dollars in thousands, except for per share amounts)

NOTE 3  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

GGP/Homart

The Company currently owns 50% of GGP/Homart with the remaining ownership interest held by an institutional investor. At September 30, 2000, GGP/Homart owned interests in twenty-three regional shopping malls, six of which were owned jointly with venture partners. During 2000, GGP/Homart purchased its venture partner's interest in Lakeland Square (Lakeland, Florida). During 1999, GGP/Homart purchased its venture partner's interest in the Parks at Arlington (Arlington (Dallas), Texas). GGP/Homart has elected real estate investment trust status for income tax purposes. The Company shares in the profits and losses, cash flows and other matters relating to GGP/Homart in accordance with its ownership percentage. The co-investor in GGP/Homart has an exchange right under the GGP/Homart Stockholders Agreement, which permits it to convert its ownership interest in GGP/Homart to shares of Common Stock of General Growth. If such exchange right is exercised, the Company may alternatively satisfy such exchange in cash. During 1999, the Company received notice that one of the institutional investors (which then owned an approximate 4.7% interest in GGP/Homart) desired to exercise its exchange right. The Company satisfied the exercise of such exchange right (effective as of January 1, 1999) by issuing 1,052,182 shares of Common Stock, thereby increasing its ownership interest in GGP/Homart from approximately 38.2% in 1998 to approximately 42.9% for the first quarter of 1999. During the second quarter of 1999, two additional co-investors (which then owned in the aggregate an approximate 7.1% interest in GGP/Homart) notified the Company that they desired to exercise their exchange rights. The Company satisfied the exercise of such exchange rights (effective as of April 1, 1999) by issuing an aggregate of 1,551,109 shares of Common Stock, thereby increasing its ownership interest in GGP/Homart to 50%.

GGP/Homart II

In November 1999, the Company, together with New York State Common Retirement Fund ("NYSCRF"), the Company's co-investor in GGP/Homart, formed GGP/Homart II, a Delaware limited liability company which is owned equally by the Company and NYSCRF. GGP/Homart II owns 100% interests in Stonebriar Centre in Frisco (Dallas) Texas, Altamonte Mall in Altamonte Springs (Orlando), Florida, Natick Mall in Natick (Boston), Massachusetts and Northbrook Court in Northbrook (Chicago), Illinois which were contributed by the Company; and 100% interests in Alderwood Mall in Lynnwood (Seattle), Washington; Carolina Place in Charlotte, North Carolina; and Montclair Plaza in Los Angeles, California which were contributed by NYSCRF. Certain of the malls were contributed subject to existing financing in order to balance the net equity values of the malls contributed by each of the venture partners. According to the membership agreement between the venture partners, the Company and its joint venture partner share in the profits and losses, cash flows and other matters relating to GGP/Homart II in accordance with their respective ownership percentages.

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

                                   14 of 31

                        GENERAL GROWTH PROPERTIES, INC.
             (Dollars in thousands, except for per share amounts)


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

GGMI

The Operating Partnership currently holds all of the non-voting preferred stock ownership interest in GGMI representing 95% of the equity interest. Certain key current or former employees of the Company hold the remaining 5% equity interest through ownership of 100% of the common stock of GGMI, which is entitled to all voting rights in GGMI. Accordingly, the Company utilizes the equity method to account for its ownership interest in GGMI. GGMI cannot distribute funds to its common stockholders until its available cash flow exceeds all accumulated preferred dividends owed to the preferred stockholder. As of September 30, 2000, no preferred stock dividends have been paid by GGMI. Due to these currently unpaid and accrued preferences on the preferred stock, the Company has been allocated 100% of the earnings (loss) and cash flows generated by GGMI since 1996. Any dividends in excess of the preferred cumulative dividend are allocated 95% to the preferred stockholder and 5% to the common stockholders. The Operating Partnership also has advanced funds to GGMI at interest at rates ranging from 8% to 14% per annum and which mature by 2016. The loans require payment of interest only until maturity, but GGMI may make principal payments on the loans if it has sufficient cash flow. GGMI manages, leases, and performs various other services for the Portfolio Centers and other properties owned by unaffiliated parties.

                                   15 of 31

                        GENERAL GROWTH PROPERTIES, INC.
             (Dollars in thousands, except for per share amounts)


Summarized Income Statement Information Of Unconsolidated Real Estate Affiliates

The following is summarized income statement information of Unconsolidated Real Estate Affiliates of the Company for the three and nine months ended September 30, 2000 and 1999.



                                     Three Months Ended      Nine Months Ended
                                         September               September
                                      2000       1999         2000       1999
                                    --------   --------    ---------   --------
Revenues
  Tenant rents and other revenues   $145,664   $ 94,974    $ 416,030   $276,249
                                    --------   --------    ---------   --------
    Total Revenues                   145,664     94,974      416,030    276,249
                                    --------   --------    ---------   --------
Operating expenses                    58,036     39,381      172,008    113,183
Depreciation and amortization         25,919     19,980       77,053     51,284
                                    --------   --------    ---------   --------
    Operating Income                  61,709     35,613      166,969    111,782

Interest expense, net                (36,707)   (27,808)    (104,785)   (77,535)
Equity in net income of
  unconsolidated real
  estate affiliates                    1,424      1,719        4,125      4,715
Gain (loss) on property sales              1        189          184        842
Extraordinary Item                         -     (3,561)           -     (3,561)
Income allocated to minority
  interest                               (83)      (190)        (234)      (531)
                                    --------   --------    ---------   --------
    Net Income                      $ 26,344   $  5,962    $  66,259   $ 35,712
                                    ========   ========    =========   ========



NOTE 4  MORTGAGE NOTES AND OTHER DEBTS PAYABLE

Mortgage notes and other debts payable at September 30, 2000 and December 31, 1999 consisted of the following:

                                     September 30, 2000   December 31, 1999

Fixed-Rate debt
  Mortgage and other notes payable           $1,777,919          $1,724,854
Variable-Rate debt
  Mortgage notes payable                      1,166,983           1,234,680
  Credit Facility and bank loan                 240,000             160,000
                                             ----------          ----------
  Total Variable-Rate debt                    1,406,983           1,394,680
                                             ----------          ----------
  Total                                      $3,184,902          $3,119,534
                                             ==========          ==========


                                   16 of 31

                        GENERAL GROWTH PROPERTIES, INC.
             (Dollars in thousands, except for per share amounts)


Fixed Rate Debt
Mortgage Notes Payable

Mortgage notes and other debt payable consist primarily of fixed rate non-recourse notes collateralized by individual or groups of properties or equipment. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty of a yield-maintenance premium or a percentage of the loan balance.

Variable Rate Debt
Mortgage Notes Payable

Variable mortgage notes payable consist primarily of the approximate $97,500 outstanding on the construction loan collateralized by Rivertown Crossings as described below, approximately $130,000 of non-recourse financing collateralized by a pool of six wholly-owned properties and approximately $858,800 of collateralized mortgage-backed securities, as described below. The remaining loans are generally short term in nature and bear interest at a rate per annum equal to LIBOR (6.6206% at September 30, 2000) plus 90 to 185 basis points. The Company currently expects to retire or refinance such obligations when due.

MEPC Acquisition Financing

In June 1998, the Company obtained a loan of approximately $830,000 to acquire a portfolio of eight regional mall shopping centers (the "MEPC Portfolio"). The Company repaid approximately $217,000 of this loan on June 10, 1998 from the net proceeds of the public offering of the Depositary Shares as described in Note 1. Shortly after the initial acquisition loan funding, the Company obtained from the lender an option to allow the extension of this loan at maturity at the lender's then current rates. During 1999 however, the Company reached agreements in principle with other lenders for full replacement financing and notified the current lender that the loan would be fully repaid at maturity. Such notification obligated the Company to pay $8,655 to the lender as a loan prepayment fee which has been reflected in extraordinary items for the nine months ended September 30, 1999. The remaining MEPC Acquisition Financing was repaid in 1999 with other secured financing and approximately $441,000 of the proceeds of the GGP-Ivanhoe CMBS financing described below. In conjunction with the repayment, the Company expensed previously unamortized deferred financing costs of approximately $3,280.

Commercial Mortgage-Backed Securities

In August 1999, the Company issued $500,000 of commercial mortgage-backed securities, collateralized by the Ala Moana Center. The securities (the "Ala Moana CMBS") are comprised of notes which bear interest at rates per annum ranging from LIBOR plus 50 basis points to LIBOR plus 275 basis points (weighted average equal to LIBOR plus 95 basis points), calculated and payable monthly. In conjunction with the issuance of the Ala Moana CMBS, the Company arranged for an interest rate cap agreement, the effect of which limits the maximum interest rate the Company will be required to pay on the securities to 9% per annum. Payments received pursuant to the interest rate cap agreement for the nine months ended September 30, 2000 were approximately $45, which were reflected as a reduction in net interest expense.

In September 1999, the Company issued $700,229 of commercial mortgage backed securities cross-collateralized and cross-defaulted by a portfolio of nine regional malls and an office complex adjacent to one of the regional malls. The securities (the "GGP-Ivanhoe CMBS") are comprised of notes which bear interest at rates per annum ranging from LIBOR plus 52 basis points to LIBOR

                                   17 of 31

                        GENERAL GROWTH PROPERTIES, INC.
             (Dollars in thousands, except for per share amounts)


plus 325 basis points (weighted average equal to LIBOR plus approximately 109 basis points), calculated and payable monthly. In conjunction with the issuance of the GGP-Ivanhoe CMBS, the Company arranged for an interest rate cap agreement, the effect of which limits the maximum interest rate the Company will be required to pay on the securities to 9.03% per annum. Payments received pursuant to the interest rate cap agreement for the nine months ended September 30, 2000 were approximately $233, which were reflected as a reduction in net interest expense. The $392,000 interim loan collateralized by the USPPI portfolio was repaid with $341,019 of the proceeds from the sale of the GGP-Ivanhoe CMBS and capital contributions by the Company (from its Credit Facility) and from Ivanhoe in the ratio of their respective stock ownership percentages. The remaining proceeds from the sale of the GGP-Ivanhoe CMBS along with other interim financing proceeds were used by the Company to repay the $441,000 remaining balance on the MEPC Acquisition Financing.

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

As of July 31, 2000 the Company obtained a new unsecured revolving credit facility (the "Revolver") in a maximum aggregate principal amount of $135,000 (increased to $160,000 in September 2000). At September 30, 2000 the outstanding balance of the Revolver was $85,000. During October 2000, approximately $40,000 of the Revolver was repaid from additional proceeds obtained from the Term Loan as described below. The Revolver has a maturity of July 31, 2003 and bears interest at a floating rate per annum equal to LIBOR plus 100 to 190 basis points, depending on the Company's average leverage ratio. The Revolver is subject to financial performance covenants including debt to value and net worth ratios, EBITDA ratios and minimum equity values.

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

In January 1999, the Company obtained an additional $83,655 floating rate interim loan which was originally scheduled to mature June 1, 1999. During May 1999, the Company obtained a new $45,000 mortgage loan collateralized by The Crossroads Mall. The loan partially repaid the interim loan and the remaining balance, approximately $38,655, was extended and repaid in October 1999 with a portion of the proceeds of a six property $130,000 two-year non-recourse mortgage pool financing.

                                   18 of 31

                        GENERAL GROWTH PROPERTIES, INC.
             (Dollars in thousands, except for per share amounts)


In April 1999, the Company obtained an additional $25,000 bank loan, partially secured by Park Mall in Tucson, Arizona. In October 1999, the loan was increased to $50,000. The loan matures November 15, 2000 as extended, bears interest at a rate per annum of LIBOR plus 175 basis points and is expected to be further extended and then replaced by maturity with a $90,000 construction loan facility to be collateralized by Park Mall which is currently undergoing extensive renovation, with the final phase of renovation expected to be completed in 2001.

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

As of July 31, 2000, the Company obtained an unsecured bank term loan (the "Term Loan") of $100,000. The principal amount of the Term Loan was increased to $155,000 in September, 2000. Term Loan proceeds were used to fund ongoing redevelopment projects and repay a portion of the remaining balance of the bank loan described in the prior paragraph immediately above. During October 2000, the principal amount of the Term Loan was further increased to $205,000. The additional $50,000 was used to pay down the Revolver as discussed above and for other current redevelopment projects. The Term Loan has a maturity of July 31, 2003 and bears interest at a rate per annum of LIBOR plus 100 to 170 basis points depending on the Company's average leverage ratio.

Construction Loan

During April 1999 the Company received $30,000 representing the initial loan draw on an $110,000 construction loan facility. The facility is collateralized by and provided financing for the RiverTown Crossings Mall development (including outparcel development) in Grandville (Grand Rapids), Michigan. The construction loan provides for periodic funding as construction and leasing continue and currently bears interest at a rate per annum of LIBOR plus 150 basis points. As of September 30, 2000 additional loan draws of approximately $80,000 had been made and no further amounts are available under the construction loan facility. Interest is due monthly but during 1999 were added to the periodic loan draws. The loan matures on June 29, 2001 and the Company currently intends to refinance the loan at or prior to maturity with a non-recourse long-term mortgage loan.

Letters of Credit

As of September 30, 2000 and December 31, 1999, the Operating Partnership had outstanding letters of credit of $7,668, primarily in connection with special real estate assessments and insurance requirements. In addition at September 30, 2000 the Company has a letter of credit of approximately $30,925 related to the funding of the Ala Moana CMBS and pending construction projects at the Ala Moana Center.


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

                                   19 of 31

                        GENERAL GROWTH PROPERTIES, INC.
             (Dollars in thousands, except for per share amounts)

                               COMMON DISTRIBUTIONS
--------------------------------------------------------------------------------------
                                                    General         Operating
                                                    Growth         Partnership
Declaration   Amount per   Record     Payment    Stockholders    Limited Partners
   Date        Share        Date       Date         Amount           Amount
   ----        -----        ----       ----         ------           ------
 09/19/00      $0.51      10/05/00   10/31/00      $26,596           10,046
 06/14/00       0.51      07/06/00   07/31/00       26,541           10,090
 03/22/00       0.51      04/06/00   04/28/00       26,483           10,101
 12/13/99       0.51      01/06/00   01/31/00       26,481           10,097
 09/22/99       0.49      10/05/99   10/29/99       25,322            9,701
 06/18/99       0.49      07/02/99   07/30/99       19,651            9,712
 03/18/99       0.49      04/05/99   04/30/99       19,136            9,712
 12/17/98       0.47      01/06/99   01/29/99       18,330            9,309

                      PREFERRED DISTRIBUTIONS
                 ---------------------------------
                  Record      Payment  Amount per
                   Date        Date      Share
                   ----        ----      -----
                 10/05/00    10/31/00   $0.4531
                 07/06/00    07/14/00    0.4531
                 04/06/00    04/14/00    0.4531
                 01/06/00    01/14/00    0.4531
                 10/05/99    10/15/99    0.4531
                 07/02/99    07/15/99    0.4531
                 04/05/99    04/15/99    0.4531
                 01/06/99    01/15/99    0.4531

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

                                   20 of 31

                        GENERAL GROWTH PROPERTIES, INC.
             (Dollars in thousands, except for per share amounts)


may ultimately result from such legal actions are not expected to have a materially adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

Subsequent to September 30, 2000, the Company, together with the current owners of Liberty House, Inc. ("Liberty House") proposed a joint plan of reorganization for Liberty House. Liberty House, which operates twelve department stores in Hawaii including two at malls owned by the Company, six specialty retail stores and a department store on Guam, is currently in Chapter 11 bankruptcy proceedings. If the joint plan of reorganization is confirmed by the bankruptcy court and the conditions identified in the joint plan are satisfied, the Company would proceed to acquire a 100% ownership interest in Liberty House. As the decision to proceed with the acquisition is contingent on, among other things, further investigation by the Company, there can be no assurance that the acquisition will be consummated on the terms proposed in the joint plan of reorganization or on any other terms. If the Company were to proceed to acquire Liberty House, the acquisition would occur no earlier than the first quarter of 2001. The Company expects to finance the acquisition by expanding its existing Term Loan and/or Revolver or alternatively, using other methods of indirect financing.

The Company periodically enters into contingent agreements for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence and, in the case of developments, completion of the project.


NOTE 8  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

During December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin 101 "Revenue Recognition" ("SAB" 101"). SAB 101 provides, among other things, that rental income should be deferred in interim periods by the lessor if the triggering events that create contingent rent have not yet occurred. The Company is entitled to receive contingent rents because a majority of the tenant leases provide for additional rent computed as a percentage of tenant sales revenues above certain annual thresholds (predominantly computed on a calendar year basis). The Company had previously accrued, on an interim basis, such overage rents based on the prorated annual overage rent estimated to be due from tenants. The Company has applied this revised accounting effective January 1, 2000. The Company believes that there was no material cumulative effect on the Company's financial position as of the date of adoption of this revised accounting and the only material effect of this pronouncement will be to shift the Company's recognition, including amounts from the operations of the Unconsolidated Real Estate Affiliates, of major portions of overage rent from interim quarters to the third and fourth quarter of 2000 and subsequent years. The Company's cash collections of overage rent has not been affected by this accounting recognition change. The Company estimates that it would have recognized approximately $5,798 of additional consolidated overage rent in the nine months ended September 30, 2000 if this change in accounting recognition of overage rent had not been mandated.

The FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133") on June 1, 1998. Statement No.138 "Accounting for Derivative Instruments and Hedging Activities - An Amendment of FASB Statement 133" was issued in June 2000. Statement 133, as amended, is effective for fiscal years beginning after June 15, 2000 as provided by FASB Statement No. 137 issued in July, 1999. The Company does not currently have any investments in derivatives, and the Company's only hedging activity is the cash value hedge represented by its cap agreements relating to its commercial mortgage-backed securities (Note 4). The interest rate cap agreements place a limit on the effective rate of interest the Company will bear on such floating rate

                                   21 of 31

                        GENERAL GROWTH PROPERTIES, INC.
             (Dollars in thousands, except for per share amounts)


obligations. The Company has concluded that these cap agreements are highly effective in achieving its objective of eliminating its exposure to variability in cash flows relating to these floating rate obligations when LIBOR rates exceed the strike rates of the cap agreements. Therefore, the Company does not believe there will be a material effect of adoption on the Company's financial statements when the Company adopts Statement 133 on January 1, 2001 as required by the standard.

In March 2000, the FASB issued Statement of Accounting Standards Interpretation 44, Accounting for Certain Transactions Involving Stock Compensation ("Interpretation 44"). Interpretation 44 is generally effective for new stock option grants beginning July 1, 2000. However, the interpretive definition of an employee apply to new awards granted after December 15, 1998. Further, the FASB determined that any modifications to current accounting as a result of this guidance are to be recorded prospectively, effective as of July 1, 2000. General Growth has previously granted stock options to its employees, directors and to employees of its currently unconsolidated subsidiary, GGMI. Under the terms of the Interpretation, any awards to GGMI employees are considered awards to non-employees. The Company has applied the accounting mandated by Interpretation 44 as of July 1, 2000 and there was no impact on the Company's consolidated financial position or consolidated results of operations.

                                   22 of 31

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

Forward-Looking Information

Certain statements contained in this Quarterly Report on Form 10-Q may include certain forward-looking information statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates" and "should" and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

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

Certain Information about the Company Portfolio

As of September 30, 2000, the Company owns 100% of the fifty-three Wholly-Owned Centers, 50% of the stock of GGP/Homart, 50% of the membership interest in GGP/Homart II, 51% of the stock of GGP Ivanhoe, 51% of the stock of GGP Ivanhoe III, 50% of Quail Springs Mall and Town East Mall, and a non-voting preferred stock ownership interest (representing 95% of the equity interest) in GGMI. GGP/Homart owns interests in twenty-three shopping centers, GGP/Homart II owns interests in seven shopping centers, GGP Ivanhoe owns interests in two shopping centers, and GGP Ivanhoe III owns interests in eight shopping centers.

The Mall Store and Free-standing Store portions of the centers in the Company Portfolio which were not undergoing redevelopment on September 30, 1999 had an occupancy of approximately 87.4% as of such date. On September 30, 2000, the Mall Store and Free-standing Store portions of the centers

                                   23 of 31

                        GENERAL GROWTH PROPERTIES, INC.
             (Dollars in thousands, except for per share amounts)


in the Company Portfolio which were not undergoing redevelopment were approximately 89.3% occupied as of such date, representing an increase in occupancy percentage of 1.9% over 1999.

Total annualized sales averaged $355 per square foot for the Company Portfolio in the nine months ended September 30, 2000. In the nine months ended September 30, 2000, total mall store sales for the Company Portfolio increased by 7.8% over the same period in 1999. Comparable mall store sales are sales of those tenants that were open the previous 12 months. Therefore, comparable mall store sales in the nine months ended September 30, 2000 are of those tenants that were operating in the nine months ended September 30, 1999. Comparable mall store sales in the nine months ended September 30, 2000 increased by 3.9% over the same period in 1999.

The average Mall Store rent per square foot from leases that expired in the nine months ended September 30, 2000 was $29.29. The Company Portfolio benefited from increasing rents inasmuch as the average Mall Store rent per square foot on new and renewal leases executed during this same period was $35.09, or $5.80 per square foot above the average for expiring leases. As of the date of this report, the Company has the following upcoming lease expirations in 2001: For the Wholly-Owned Centers, tenant leases representing 787,769 square feet with average rents per square foot of $23.34 are scheduled to expire. For the centers owned by the Unconsolidated Real Estate Affiliates, the square footage expiring is 669,364 square feet with average rent equal to $28.63. Reference is made to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 (Commission File No. 1-11656) dated March 14, 2000 for comparable lease expiration schedules for the Company Portfolio by year for the years 2002 through 2004.

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

Results Of Operations of the Company
Three Months Ended September 30, 2000 and 1999

During calendar 1999, the Company opened Rivertown Crossings and purchased interests in the following Wholly-Owned Centers: The Crossroads, Ala Moana, and Baybrook. In addition, the Company contributed its 100% interests in Stonebriar, Northbrook Court, Natick, and Altamonte to GGP/Homart II, an unconsolidated entity. During April 2000, the Company purchased an 100% interest in Crossroads Center. For purposes of the following discussion of the results of operations, the net effect of acquisitions will include the effect of the Rivertown Crossing opening, the effect of the new acquisitions in 1999 and 2000 and the effect of the three operating properties contributed to GGP/Homart II.

Total revenues for the three months ended September 30, 2000 were $173.3 million, which represents an increase of $17.3 million or approximately 11.0% from $156.0 million in the three months ended September 30, 1999. The majority of the increase is from the net effect of acquisition of properties. Minimum rent for the three months ended September 30, 2000 increased by $8.8 million or 8.9% from $99.2 million in the comparable period in 1999 to $108.0 million. The net effect of acquisition of properties generated the majority of such increase in minimum rents. Expansion space, specialty leasing and occupancy increases at the comparable centers (properties owned for the entire time during the three months ended September 30, 1999 and 2000) accounted for the remaining increase in minimum rents. Tenant recoveries increased by $8.6 million or 19.5% from $44.1 million to $52.7 million for the three months ended September 30, 2000. The majority of the increase was generated by the net effect of newly acquired properties. For the three months ended September 30,

                                   24 of 31

                        GENERAL GROWTH PROPERTIES, INC.
             (Dollars in thousands, except for per share amounts)


2000, overage rents increased to $8.9 million from $7.4 million in 1999. The increase is primarily attributable to the change in accounting for overage rents effective January 1, 2000, which has the impact of shifting the recognition of percentage rents to the later quarters of a calendar year as more fully described in Note 8.

Total expenses, including depreciation and amortization, increased by approximately $9.2 million, from $79.5 million in the three months ended September 30, 1999 to $88.7 million in the three months ended September 30, 2000. For the three months ended September 30, 2000, property operating expenses increased by $4.7 million or 12.9% from $36.3 million in 1999 to $41 million in the third quarter of 2000, substantially all of which is attributable to the net effect of new acquisitions. The remainder is due to increases at the comparable centers. Depreciation and amortization increased by $3.1 million or 10.6% over the same period in 1999. The majority of the increase in depreciation and amortization was generated by the net effect of newly acquired properties. Management fees to affiliates decreased by approximately $2.6 million or 144.0% over the same period in 1999 due primarily to a retroactive decrease in the rates charged by GGMI to Wholly-Owned Centers.

Net interest expense for the three months ended September 30, 2000 was $52.9 million, an increase of $9.1 million or 20.8% from $43.8 million in the three months ended September 30, 1999. The net effect of acquisition of new properties was responsible for approximately $3.2 million of the increase. The remainder is due to increased debt and interest rates at the comparable centers.

Equity in net income of unconsolidated affiliates in the three months ended September 30, 2000 increased by approximately $10.1 million to earnings of $13.1 million in 2000, from $3.0 million in the three months ended September 30, 1999. The Company's equity in the earnings of GGP/Homart decreased approximately $.8 million, primarily due to an increase in debt and related interest expense. The formation of GGP/Homart II and the opening of Stonebriar Mall in August 2000 resulted in earnings of approximately $5.2 million for the three months ended September 30, 2000. The Company's equity in the earnings of GGMI resulted in an increase of approximately $3.1 million, primarily due to an increase of fee revenue. This increase was partially offset by a retroactive decrease in the management fees charged by GGMI to the Company's Wholly-Owned Centers.

Results Of Operations of the Company
Nine Months Ended September 30, 2000 and 1999

Total revenues for the nine months ended September 30, 2000 were $500.8 million, which represents an increase of $74.6 million or approximately 17.5% from $426.2 million in the nine months ended September 30, 1999. Substantially all of the increase is from the net effect of acquisition of properties. Minimum rent for the nine months ended September 30, 2000 increased by $45.5 million or 16.9% from $269.7 million in the comparable period in 1999 to $315.2 million. The net effect of acquisition of properties generated the majority of such increase in minimum rents. Expansion space, specialty leasing and occupancy increases at the comparable centers (properties owned for the entire time during the nine months ended September 30, 1999 and 2000) accounted for the remaining increase in minimum rents. Tenant recoveries increased by $31.4 million or 24.7% from $127 million to $158.4 million for the nine months ended September 30, 2000. Substantially all of the increase was generated by the net effect of properties which were acquired. For the nine months ended September 30, 2000, overage rents decreased to $ 14.7 million from $16.6 million in 1999. The net effect of acquisitions contributed an increase of approximately $5.4 million in overage rent. The decrease is primarily attributable to the change in accounting for overage rents in the nine months ended September 30, 2000 as more fully described in Note 8.

                                   25 of 31

                        GENERAL GROWTH PROPERTIES, INC.
             (Dollars in thousands, except for per share amounts)


Total expenses, including depreciation and amortization, increased by approximately $35.7 million, from $224.3 million in the nine months ended September 30, 1999 to $260.0 million in the nine months ended September 30, 2000. For the nine months ended September 30, 2000, property operating expenses increased by $19.2 million or 19.4% from $99.1 million in 1999 to $118.3 million for the three quarters of 2000, substantially all of which is attributable to the net effect of the new acquisitions. Depreciation and amortization increased by $14.1 million or 17.7% over the same period in 1999. Approximately $6.0 million of the increase in depreciation and amortization was generated at comparable centers. The remaining $8.1 million was from the net effect of newly acquired properties. Management fees to affiliates was approximately $1.2 million or 28.1% lower than in the nine months ended September 30, 1999 due primarily to a retroactive decrease in the rates charged by GGMI to Wholly-Owned Centers.


Net interest expense for the nine months ended September 30, 2000 was $152.2 million, an increase of $32.0 million or 26.6% from $120.2 million in the nine months ended September 30, 1999. Debt incurred in connection with the acquisition of new properties was responsible for substantially all of such increase.

Equity in net income of unconsolidated affiliates in the nine months ended September 30, 2000 increased by approximately $18.9 million to earnings of $30.6 million in 2000, from $11.7 million in the nine months ended September 30, 1999. The Company's equity in the earnings of GGP/Homart decreased approximately $3.8 million, primarily due to the gain recognized by GGP/Homart on its May, 1999 sale of its interest in the Rolling Oaks Mall in San Antonio, Texas. This decrease is partially offset by an increase in average property occupancy, an increase in the ownership interest of GGP/Homart in The Parks at Arlington and an increase in the Company's ownership interest in GGP/Homart in 2000 versus 1999. The Company's equity in the earnings of GGMI resulted in an increase of approximately $8.6 million, primarily due to the write-off of terminated third-party management contracts in 1999. Such increase was partially offset by a retroactive decrease in the management fees charged by GGMI to the Company's Wholly-Owned Centers.The formation of GGP/Homart II resulted in earnings of approximately $12.9 million for the nine months ended September 30, 2000.

Gain on sale in the nine months ended September 30, 1999, represents the gain on the sale of outparcel land to a major tenant at Park Mall.

Liquidity and Capital Resources of the Company

As of September 30, 2000, the Company held approximately $35.7 million of unrestricted cash and cash equivalents. The Company uses operating cash flow as the principal source of internal funding for short-term liquidity and capital needs such as tenant construction allowances and minor improvements made to individual properties that are not recoverable through common area maintenance charges to tenants. External funding alternatives for longer-term liquidity needs such as acquisitions, new development, expansions and major renovation programs at individual centers include construction loans, mini-permanent loans, long-term project financing, joint venture financing with institutional partners, additional Operating Partnership level or Company level equity investments, unsecured Company level debt or secured loans collateralized by individual shopping centers. In addition, the Company has access to the public equity and debt markets through a currently effective shelf registration statement under which up to $329.2 million in equity or debt securities may be issued from time to time. The Company also has a revolving credit facility and term loans (Note 4) under which approximately $240 million had been borrowed as of September

                                   26 of 31

                        GENERAL GROWTH PROPERTIES, INC.
             (Dollars in thousands, except for per share amounts)


30, 2000 which loans mature on July 31, 2003. The Company currently anticipates it will be able to increase from an aggregate of $365 million as of the date of this report to $650 million as necessary the aggregate principal amounts available to be borrowed under such facilities.

As of September 30, 2000, the Company had consolidated debt of approximately $3,185 million, of which $1,778 million is comprised of debt bearing interest at a fixed rate, with the remaining $1,407 million bearing interest at floating rates. A portion of the debt bearing interest at variable rates is subject to interest rate cap agreements. Reference is made to Note 4 and Item 3 below for additional information regarding the Company's debt and the potential impact on the Company of interest rate fluctuations.

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

In January 2000, the Company obtained a new $200 million unsecured short-term bank loan. The Company's initial draw under this loan was $120 million which was used to fund ongoing redevelopment projects and repay an $83 million interim loan obtained in September 1999. This loan bore interest at LIBOR plus 150 basis points and the remaining available amounts were drawn by September 30, 2000. The loan was repaid August 1, 2000 from the proceeds of a new revolving credit facility and the $100 million term loan described below.

In May 2000, the Company obtained approximately $170.6 million of net proceeds through the issuance of preferred units of membership interest as more fully described in Note 1. These units provide for annual 8.95% preferred distributions and have a liquidation preference of $175 million. The net proceeds were used primarily to reduce the Company's outstanding short-term floating rate debt.

As of July 31, 2000, the Company completed the refinancing of its Credit Facility. The Company's outstanding draws under the Revolver were approximately $85 million as of September 30, 2000. The Revolver has a maturity of July 31, 2003 and bears interest at a rate per annum equal to LIBOR plus 100 to 190 basis points depending on the Company's average leverage ratio. In addition, the Company obtained an unsecured Term Loan, draws under which aggregate $155 million at September 30, 2000. The Term Loan has a maturity of July 31, 2003 and bears interest at a rate per annum of LIBOR plus 100 to 170 basis points depending on the Company's average leverage ratio.

Approximately $50 million of the Company's debt is scheduled to mature during the fourth quarter of 2000. Although final agreements to refinance all such loan amounts have not yet been reached, the Company anticipates that all of its debt will be repaid on a timely basis. Other than as described above or in conjunction with possible future acquisitions, there are no current plans to incur additional debt or raise equity capital. If additional capital is required, the Company believes that it can increase the amounts available under the Revolver or term loans, obtain an interim bank loan, obtain additional mortgage financing on under-leveraged assets, enter into new joint venture partnership arrangements or raise additional debt or equity capital. However, there can be no assurance that the Company can obtain such financing on satisfactory terms. The Company will

                                   27 of 31

                        GENERAL GROWTH PROPERTIES, INC.
             (Dollars in thousands, except for per share amounts)


continue to monitor its capital structure, investigate potential investments or joint venture arrangements and purchase additional properties if they can be acquired and financed on terms that the Company reasonably believes will enhance long-term stockholder value. When property operating cash flow has been increased, the Company anticipates the refinancing of portions of its long-term floating rate debt with pooled or property-specific non-recourse fixed-rate mortgage financing.

Net cash provided by operating activities was $206.6 million in the first nine months of 2000, an increase of $62.9 million from $143.7 million in the same period in 1999. Net income before extraordinary items and allocations to the minority interest increased $22.8 million, which was primarily attributable to the earnings contributed by acquisitions completed in 1999 and 2000.

Net cash used by investing activities was $256 million in the first nine months of 2000 compared to $1,087.6 million of cash used in the first nine months of 1999. Cash flow from investing activities was impacted by the lower volume of acquisitions, development and improvements to consolidated real estate properties in the first nine months of 2000, as compared to the first nine months in 1999 as the ownership (and resulting development activities) of Stonebriar Centre was transferred to GGP/Homart II in November 1999.

Financing activities contributed cash of $59.7 million in the first nine months of 2000, compared to a source of cash of $930.2 million in 1999. A major contributing factor to the variance in the cash provided from financing activity is that financing from mortgages and other debt, net of repayments of principal on mortgage debt, had a positive impact of $18.7 million in the first nine months of 2000 versus a positive impact of $720.8 million in the first nine months of 1999. The additional financing in 1999 was used to fund the acquisitions, developments and redevelopment of real estate discussed above and in Note 2.

In order to remain qualified as a real estate investment trust for federal income tax purposes, the Company must distribute 100% of capital gains and at least 95% of its ordinary taxable income to stockholders. The following factors, among others, will affect operating cash flow and, accordingly, influence the decisions of the Board of Directors regarding distributions: (i) scheduled increases in base rents of existing leases; (ii) changes in minimum base rents and/or percentage rents attributable to replacement of existing leases with new or renewal leases; (iii) changes in occupancy rates at existing centers and procurement of leases for newly developed centers; and (iv) the Company's share of operating cash flow generated by GGMI, the Unconsolidated Real Estate Affiliates and distributions there from, less oversight costs and debt service on additional loans that have been or will be incurred. The Company anticipates that its operating cash flow, and potential new debt or equity from future offerings, new financings or refinancings will provide adequate liquidity to conduct its operations, fund general and administrative expenses, fund operating costs and interest payments and allow distributions to the Company's preferred and common stockholders in accordance with the requirements of the Internal Revenue Code of 1986, as amended, for continued qualification as a real estate investment trust and to avoid any Company level federal income or excise tax. In addition, the Tax Relief Extension Act of 1999 will be effective January 1, 2001. Two key provisions of this tax law change will impact future Company operations: the availability of a taxable REIT subsidiary which may be wholly owned directly by a REIT and a reduction in the required level of distributions by a REIT to 90% of ordinary taxable income. The Company currently intends to convert its unconsolidated interest in GGMI to a wholly-owned taxable REIT subsidiary effective January 1, 2001.

During 2000, a number of the companies in the movie theatre industry have experienced operating difficulties and some have filed for protection under Chapter 11 of the federal bankruptcy laws. Anumber of such companies have closed certain of their smaller and older theatres, including isolated

                                   28 of 31

                        GENERAL GROWTH PROPERTIES, INC.
             (Dollars in thousands, except for per share amounts)


theatres in centers in the Company Portfolio. The Company has released certain of these sites without a significant decrease in rents or cash flow. Therefore, the Company expects the current downturn in the movie industry to have only an immaterial impact on its consolidated financial results of operations.

The Internet and electronic retailing are growing at significant rates. Although the amount of retail sales conducted solely via the Internet is expected to rise in the future, the Company believes that traditional retailing and "e-tailing" will converge such that the regional mall will continue to be a vital part of the overall mix of shopping alternatives for the consumer.

In order to enhance the value and competitiveness of its properties through technology, the Company is moving forward with an integrated broadband distribution system that will provide tenants at its properties with a private wide-area network as well as supporting applications and equipment (the "Broadband System"). The Company hopes that the Broadband System will be installed and operating at substantially all of its properties by early April, 2001 as more fully discussed in Note 2.

Recently Issued Accounting Pronouncements

As more fully described in Note 8, the FASB, EITF and the AICPA have issued certain statements, which are effective for the current or subsequent year. The Company does not expect a significant impact on its annual reported operations due to the application of such new statements.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not entered into any transactions using derivative commodity instruments. The Company is subject to market risk associated with changes in interest rates. The economy is currently in a period of rising interest rates. Interest rate exposure is principally limited to the $1,407 million of debt of the Company outstanding at September 30, 2000 that is priced at interest rates that float with the market. However, approximately $858 million of such floating rate consolidated debt is comprised of commercial mortgage-backed securities which are subject to interest rate cap agreements, the effect of which is to limit the interest rate the Company would be required to pay on such debt to no more than approximately 9% per annum. Therefore, a 25 basis point movement in the interest rate on the floating rate debt would result in an approximate $3.22 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt. The Company has an ongoing program of refinancing its floating and fixed rate debt and believes that this program allows it to vary its ratio of fixed to floating rate debt to respond to changing market rate conditions. Reference is made to Item 2 above and Note 4 for additional debt information.

                                   29 of 31

                        GENERAL GROWTH PROPERTIES, INC.
             (Dollars in thousands, except for per share amounts)


PART II.  OTHER INFORMATION

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

Set forth below is certain information about General Growth's issuance of shares of Common stock during the third quarter of 2000 to the two purchasers named below in reliance upon the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended, and/or Regulation D promulgated thereunder. Such shares were issued in connection with the exercise by the purchasers of redemption rights in respect of their Operating Partnership Units. Pursuant to such rights, the Units were redeemable, at the option of the holder, at any time after July 13, 1996 for cash, or at General Growth's election, for shares of Common Stock on a one-for-one basis. General Growth elected to satisfy the exercise of such redemption rights by issuing shares of Common Stock.

Date of                                          Number of                        Offering Price or
Issuance        Issuer          Security          Shares          Purchaser         Consideration
--------        ------          --------          ------          ---------         -------------
7/31/00     General Growth     Common Stock       54,625          Estate of          54,625 Units
            Properties, Inc.                                      Arthur B.
                                                                 Morgenstern

9/19/00     General Growth     Common Stock       31,711        Arthur Bruce         31,711 Units
            Properties, Inc.                                     Associates

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
     (a)  Exhibits - See Exhibit Index
     (b), (c) Reports on Form 8-K and proforma information

No reports on Form 8-K have been filed by the Company during the quarter covered by this report.

                                   30 of 31

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


                                   GENERAL GROWTH PROPERTIES, INC.
                                            (Registrant)


Date: November 9, 2000             by: /s/:  Bernard Freibaum
                                       --------------------------------------
                                       Bernard Freibaum
                                       Executive Vice President and
                                         Chief Financial Officer
                                       (Principal Accounting Officer)

                                   31 of 31

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

     2(dd) Contribution Agreement dated November 10, 1999, by and between NYSCRF and GGP/Homart II (Alderwood Mall). (29)

     2(ee) Contribution Agreement dated November 10, 1999, by and between NYSCRF and GGP/Homart II (Montclair Plaza). (29)

     2(ff) Contribution Agreement, dated February 1, 2000, by and between General Growth Companies, Inc. and GGP Limited Partnership. (30)

     2(gg) Purchase and Sale Agreement dated as of March 15, 2000 by and between Crossroads Shopping Center Trust and St. Cloud Mall L.L.C. (31)

     2(hh) Purchase Agreement dated May 25, 2000 among General Growth Properties, Inc., GGP Limited Partnership, GGPLP L.L.C. and Goldman Sachs 2000 Exchange Place Fund, L.P. (33)

     3(a) Amended and Restated Certificate of Incorporation of the Company. (3)

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

     4(n) First Amendment to Rights Agreement, dated as of November 10, 1999, between the Company and Norwest Bank, Minnesota, N.A. (28)

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

     10(j) Form of Incidental Registration Rights Agreement between the Company, Equitable, Frank Russell and Wells Fargo.(3)

     10(k) Form of Letter Agreements restricting sale of certain shares of Common Stock.(3)

     10(l)* Letter Agreement dated October 14, 1993, between the Company and Bernard Freibaum.(6)

     10(m)* Form of Option Agreement between the Company and certain Executive Officers.(13)

     10(n)* General Growth Properties, Inc. 1998 Incentive Stock Plan, as amended (33).

     10(o) Amended and Restated Operating Agreement of GGPLP L.L.C. dated as of May 25, 2000.(32)

     10(p) Registration Rights Agreement dated May 25, 2000 between General Growth Properties, Inc. and Goldman Sachs 2000 Exchange Place Fund, L.P.(33)

     23 Consent of PricewaterhouseCoopers LLP - Independent Accountants.(30)

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

     (33) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated August 9, 2000, incorporated herein by reference.