Form 10-K
period 2000-12-31
GENERAL GROWTH PROPERTIES INC
filed 2001-03-19
CIK 895648

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 For the fiscal year ended December 31, 2000

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

As of March 14, 2001, the aggregate market value of the 50,134,462 shares of Common Stock held by non-affiliates of the registrant was $1,724,628,493, based upon the closing price on the New York Stock Exchange composite tape on such date. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant). As of March 14, 2001, there were 52,374,034 shares of Common Stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual stockholders meeting to be held on May 8, 2001 are incorporated by reference into Part III.

          PART I  All references to numbered Notes are to specific footnotes
         ITEM 1.  to the Consolidated Financial Statements of the Company (as
        BUSINESS  defined below) included in this Annual Report on Form 10-K and the descriptions included in such Notes are incorporated into the applicable Item response by reference. The following discussion should be read in conjunction with such Consolidated Financial Statements and related Notes.

         General
                  General Growth Properties Inc. ("General Growth") was formed in 1986 by Martin Bucksbaum and Matthew Bucksbaum (the "Original Stockholders"). On April 15, 1993, an initial public offering of the common stock (the "Common Stock") of General Growth and certain related transactions were completed. Concurrently, General Growth (as general partner) and the Original Stockholders (as limited partners) formed GGP Limited Partnership (the "Operating Partnership"). General Growth has elected to be taxed as a real estate investment trust (a "REIT") for federal income tax purposes. As of December 31, 2000, General Growth either directly or through the Operating Partnership and subsidiaries (collectively, the "Company") owned 100% of fifty-three regional mall shopping centers (the "Wholly-Owned Centers"); 50% of the stock of GGP/Homart, Inc. ("GGP/Homart"), 50% of the membership interest of GGP/Homart II, L.L.C. ("GGP/Homart II"), 51% of the stock of GGP Ivanhoe, Inc. ("GGP Ivanhoe"), and 51% of the stock of GGP Ivanhoe III, Inc. ("GGP Ivanhoe III"), and 50% of each of two regional mall shopping centers, Quail Springs Mall and Town East Mall (collectively, the "Unconsolidated Real Estate Affiliates"). In addition, as of December 31, 2001 the Company owned a non-voting preferred stock interest in General Growth Management, Inc. ("GGMI"). The Unconsolidated Real Estate Affiliates and GGMI comprise the "Unconsolidated Affiliates". The 50% interest in the twenty-three centers owned by GGP/Homart, the 50% interest in the seven centers owned by GGP/Homart II, the 51% ownership interest in the two centers owned by GGP Ivanhoe, the 51% ownership interest in the eight centers owned by GGP Ivanhoe III, and the 50% ownership interest in both Quail Springs Mall and Town East Mall comprise the "Unconsolidated Centers". Together, the Wholly-Owned Centers and the Unconsolidated Centers comprise the "Company Portfolio" or the "Portfolio Centers". On December 31, 2000, General Growth owned an approximate 73% general partnership interest in the Operating Partnership, and various minority holders, including the Original Stockholders and subsequent contributors of properties to the Operating Partnership, owned the remaining 27% limited partnership interest. See Item 7 and the Consolidated Financial Statements and Notes included in Item 8 of this Annual Report on Form 10-K for certain financial and other information required by this Item 1.

                  On December 22, 1995 the Company, jointly with four other investors, acquired 100% of the stock of GGP/Homart which owned substantially all of the regional mall assets and liabilities of Homart Development Co., an indirect wholly-owned subsidiary of Sears, Roebuck & Co. The Company acquired approximately 38.2% of GGP/Homart for approximately $178 million including certain transaction costs. All of the stockholders of GGP/Homart committed to contribute up to $80.0 million of additional capital and, as of December 31, 1997 this commitment had been fulfilled. During 1999, three of the original four other investors, in independent transactions and pursuant to their respective exchange rights, exchanged their interests in GGP/Homart for Common Stock of General Growth. As a result of these transactions, the Company currently owns a 50% interest in GGP/Homart, which has elected to be taxed as a REIT.

                  On December 22, 1995, GGP Management, Inc. ("GGP Management") was formed to manage, lease, develop and operate enclosed malls. The Operating Partnership owned 100% of the non-voting preferred stock ownership interest in GGP Management representing 95% of the equity interest. Key employees of the Company held the remaining 5% equity interest in the form of common stock entitled to all of the voting rights in GGP Management. In August of 1996, GGP Management acquired GGMI through arm's length negotiations for approximately $51.5 million (including borrowings from the Operating Partnership of approximately $39.9 million) which was accounted for as a purchase. GGP Management was then merged into GGMI with GGMI as the surviving entity. At December 31, 2000, the Operating Partnership owned all of the non-voting preferred stock ownership interest in GGMI representing 95% of the equity interest. Certain key current or former employees of the Company held the remaining 5% equity interest through ownership of 100% of the common stock, which was entitled to all voting rights in GGMI. The interest only loans from the Operating Partnership to GGMI bore interest at rates ranging from 8% to 14% per annum and were scheduled to mature in 2016.

                  On January 1, 2001 the REIT provisions of the Tax Relief Extension Act of 1999 became effective. Among other things, the law permits a REIT to own up to 100% of the stock of a taxable REIT subsidiary (a "TRS"). A TRS, which must pay corporate income tax, can provide services to REIT tenants and others without disqualifying the rents that a REIT receives from its tenants. Accordingly, on January 1, 2001 the Company acquired for nominal consideration 100% of the common stock of GGMI and will elect to have GGMI treated as a TRS. In connection with the acquisition, the GGMI preferred stock owned by the Company was cancelled and approximately $40 million of the outstanding loans owed by GGMI to the Company were contributed to the capital of GGMI. The Company and GGMI concurrently terminated the management contracts for the Wholly-Owned Centers as the management activities will be performed directly by the Company. GGMI will continue to manage, lease, and perform various other services for the Unconsolidated Centers and other properties owned by unaffiliated third parties.

                  On September 17, 1997, GGP Ivanhoe indirectly acquired The Oaks Mall in Gainesville, Florida and Westroads Mall in Omaha, Nebraska. The purchase price for the two properties was approximately $206 million of which $125 million was financed through property level indebtedness. The Company contributed approximately $43 million for its 51% ownership interest in GGP Ivanhoe. Ivanhoe, Inc. of Montreal, Canada ("Ivanhoe") owns the remaining 49% ownership interest in GGP Ivanhoe. GGP Ivanhoe has elected to be taxed as a REIT.

                  Effective as of June 30, 1998, GGP Ivanhoe III acquired the U.S. Prime Property, Inc. ("USPPI") real estate portfolio through a merger of a wholly-owned subsidiary of GGP Ivanhoe III into USPPI. The common stock of GGP Ivanhoe III, which has elected to be taxed as a REIT, is owned 51% by the Company and 49% by Ivanhoe. The aggregate consideration paid pursuant to the merger agreement was approximately $625 million. The acquisition was financed with a $392 million interim loan, which was replaced in 1999, and capital contributions from the Company and the joint venture partner in proportion to their respective stock ownership. The properties acquired include Landmark Mall in Alexandria, Virginia; the Mayfair Mall and adjacent office buildings in Wauwatosa (Milwaukee), Wisconsin; the Meadows Mall in Las Vegas, Nevada; the Northgate Mall in Chattanooga, Tennessee; Oglethorpe Mall in Savannah, Georgia; and the Park City Center in Lancaster,

                  Pennsylvania. During 1999, GGP Ivanhoe III acquired Oak View Mall in Omaha, Nebraska and Eastridge Mall in San Jose, California. The aggregate purchase price for the two properties was approximately $160 million, financed by capital contributions of the partners, a new $83 million long-term mortgage loan and certain short-term financing.

                  In November 1999, the Company formed GGP/Homart II, a new joint venture with the New York State Common Retirement Fund, the Company's venture partner in GGP/Homart. GGP/Homart II owns three regional malls contributed by the New York State Common Retirement Fund (Alderwood Mall in Lynnwood (Seattle), Washington; Carolina Place in Charlotte, North Carolina; and Montclair Plaza in Montclair (Los Angeles), California), and four regional malls (Altamonte Mall in Orlando, Florida; Natick Mall in Natick, Massachusetts; Northbrook Court in Northbrook, Illinois; Stonebriar Centre in Frisco (Dallas), Texas) contributed by the Company as more fully described in Note 3.

                  During May 2000, the Operating Partnership formed GGPLP L.L.C., a Delaware limited liability company (the "LLC") by contributing its interest in a portfolio of 44 Wholly-Owned Centers to the LLC in exchange for all of the common units of membership interest in the LLC. On May 25, 2000, a total of 700,000 redeemable preferred units of membership interest in the LLC (the "RPUs") were issued to an institutional investor by the LLC, which yielded approximately $170.6 million in net proceeds to the Company. The net proceeds of the sale of the RPUs were used to repay a portion of the Company's unsecured debt.

 Business of the  The Company is primarily engaged in the ownership,
         Company operation, management, leasing, acquisition, development, expansion and financing of regional mall shopping centers in the United States. Most of the shopping centers in the Company Portfolio are strategically located in major and middle markets where they have strong competitive positions. A detailed listing starting on page 14 of this report contains information on each regional mall shopping center in the Company Portfolio including location, year opened, square footage, anchors, and anchor vacancies. The Company Portfolio's geographic diversification should mitigate the effects of regional economic conditions and local factors.

                  The Company makes all key strategic decisions for the Portfolio Centers. However, in connection with the Unconsolidated Centers, such strategic decisions are made jointly with the respective stockholders or joint venture partners. The Company is also the asset manager of the Portfolio Centers, executing the strategic decisions and overseeing the day-to-day activities performed directly by the Operating Partnership or, with respect to the Unconsolidated Centers, by GGMI. GGMI performs day-to-day property management functions including leasing, construction management, data processing, maintenance, accounting, marketing, promotion and security pursuant to the management agreements with the Unconsolidated Centers. As of December 31, 2000 GGMI was the property manager for forty of the Unconsolidated Centers. The remaining two centers, owned by GGP/Homart through joint ventures, are managed by certain joint venture partners of GGP/Homart.

                  The majority of the income from the Portfolio Centers is derived from rents received through long term leases with retail tenants. The long-term leases require the tenants to pay base rent which is a fixed amount specified in the lease. The base rent is often subject to scheduled increases defined in the lease. Another component of income is overage rent. Overage rent is paid by a tenant generally if their sales exceed an agreed upon minimum annual amount. Overage rent is calculated by multiplying the sales in excess of the minimum annual amount by a percentage defined in the lease. Long-term leases generally contain a provision for the lessor to recover certain expenses incurred in the day-to-day operations including common area maintenance and real estate taxes. The recovery is generally related to the tenant's pro-rata share of space in the property.

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

                  As used in this Annual Report on Form 10-K, the term "GLA" refers to gross leaseable retail space, including Anchors and mall tenant areas; the term "Mall GLA" refers to gross leaseable retail space, excluding Anchors; the term "Anchor" refers to a department store or other large retail store; the term "Mall Stores" refers to stores (other than Anchors) that are typically specialty retailers who lease space in shopping centers; and the term "Freestanding GLA" means gross leaseable area of freestanding retail stores in locations that are not attached to the primary complex of buildings that comprise a regional mall shopping center.

    Acquisitions  The Company continues to seek to acquire properties that provide opportunities for enhanced profitability and appreciation in value and corresponding increases in shareholder value. In 2000, the Company acquired an 100% ownership interest in Crossroads Center, a regional mall in St. Cloud (Minneapolis), Minnesota for an aggregate investment by the Company of approximately $80 million.

                  The Company's management feels that it has a competitive advantage with respect to the acquisition of regional mall shopping centers for the following reasons:

                      . The funds necessary for a cash acquisition of a shopping center may be available to the Company from a combination of sources, including mortgage or unsecured financing or the issuance of public or private debt or equity.

                      . The Company has the flexibility to pay for an acquisition with a combination of cash, Preferred or Common Stock or common units of limited partnership interest in the Operating Partnership (the "Units"). This creates the opportunity for a tax-advantaged transaction for the seller.

                      . Management's expertise allows it to evaluate proposed acquisitions for their increased profit potential. Additional profit can originate from many sources including expansions, remodeling, re-merchandising, and more efficient management of the property.

     Development  The Company intends to pursue development when warranted by the potential financial returns. GGP/Homart II completed and opened on schedule in August 2000 the Stonebriar Centre (described below), an enclosed shopping center in Frisco (Dallas), Texas. In addition, the Company is preparing to develop (with a joint venture partner) an enclosed regional mall in Westlake (Dallas), Texas (described below) and is investigating certain other development sites, including Toledo, Ohio and West
                  Des Moines, Iowa. However, there can be no assurance that development of these sites will proceed.

                  Construction commenced on the Stonebriar Centre in Frisco, Texas in October 1998. Upon its completion in August 2000, this 1,600,000 square foot regional mall shopping center featured five department store anchors, a 24 screen AMC theater, approximately 350,000 square feet of Mall Stores and 150,000 square feet of big box and large format retailers. Plans still include a possible second phase expansion to include two additional department stores.

                  During 1999, the Company formed a joint venture to develop an enclosed mall in Westlake (Dallas), Texas. As of December 31, 2000, the Company had invested approximately $14.5 million in the joint venture. The Company is currently obligated to fund pre-development costs (estimated to be approximately $1.5 million, most of which has been incurred) and actual development costs have not yet been finalized. The retail site, part of a planned community which is expected to contain a resort hotel, a golf course, luxury homes and corporate offices, is currently planned to contain up to 1.5 million square feet of tenant space including up to six anchor stores and a multi-screen theater. There can be no assurance that development of this site will proceed beyond the pre-development phase.

  Expansions and
     Renovations  During 2000, 16 major projects were underway or completed.
                  The expansion and renovation of a Portfolio Center often increases customer traffic, trade area penetration and typically improves the competitive position of the property. Four of the larger renovation and expansion projects under construction in 2000 are described below.

                  The redevelopment of the Knollwood Mall, a 402,182 square foot center located in St. Louis Park (Minneapolis), Minnesota began in 1999. The project includes adding a 16-screen theater complex and completely remerchandising the center, which is expected to be completed in early 2001.

                  Eden Prairie Mall, located in Eden Prairie, Minnesota, a suburb of Minneapolis, was previously a four-anchor center with approximately 325,000 square feet of Mall Stores. Phase I of the renovation commenced in early 1999 consisting of a new Von Maur anchor store and a new 500 car parking structure. Construction of Phase II of the project commenced in late 1999 and will consist of a mall renovation, a food court renovation, and the construction of a multi-screen theatre. Both phases are scheduled to be completed in 2001.

                  Fallbrook Mall is a 1,024,737 square foot enclosed mall located in West Hills, (Los Angeles) California. The renovation of the mall commenced in 2000 and will consist of converting the mall to an outdoor, 1,100,000 square foot power center with an additional anchor store and additional big box retailers. Completion of the project is anticipated for fall 2002.

                  Valley Hills Mall, a 619,921 square foot center located in Hickory, North Carolina is undergoing an extensive renovation which commenced in 2000. The mall will add a new Dillards store to the existing anchors, Belk, JC Penney and Sears. The project also includes a food court, approximately 30,000 square feet of new mall shop space and two new parking decks. Completion is planned for late 2001.

   The Portfolio
         Centers All of the 95 Portfolio Centers are shopping centers with at least one major department store as an Anchor and a wide variety of smaller Mall Stores. Most of the Portfolio Centers have three or four Anchors and additional Freestanding Stores. Each Portfolio Center provides ample parking for shoppers. The Portfolio Centers:

                      . Range in size between approximately 184,000 and 1,810,000 square feet of total GLA and between approximately 125,000 and 800,000 square feet of Mall and Freestanding GLA. The smallest Portfolio Center has approximately 20 stores, and the largest has over 265 stores;

                      . Have approximately 396 Anchors, operating under approximately 68 trade names; and

                      .  Have approximately 9,500 Mall and Freestanding
                         Stores.

                  The average size of the 95 Portfolio Centers is approximately 910,000 square feet of GLA, including all Anchors, Mall Stores and Freestanding Stores. The average Mall and Freestanding GLA per Portfolio Center is approximately 360,000 square feet.

                  As of December 31, 2000, the Wholly-Owned Centers contained approximately 43.2 million square feet of GLA consisting of Anchors (whether owned or leased), Mall Stores and Freestanding Stores. The Unconsolidated Centers contained approximately 43.0 million square feet of GLA.

                  The Company's share of total revenues from the Portfolio Centers and GGMI increased to $1,112 million in 2000 from $907 million in 1999. No single Portfolio Center generated more than 9.6% of the Company's total 2000 pro rata revenues. In 2000, total Mall Store sales from the Portfolio Centers increased by approximately 7.4% in comparison to the total Mall Store sales in 1999.

                  The table below shows tenants, by trade name, with more than .75% of aggregate annualized effective rents as compared to consolidated effective rents on an annualized basis in the Wholly-Owned Centers at December 31, 2000. In addition, similar percentages existed in the Portfolio Centers as of December 31, 2000.

                                            % of Total
              Tenant Name                Annualized Rents
              -----------                ----------------

              JCPenney                         1.52%
              Sears                            1.34%
              Express (/1/)                    1.31%
              Victoria's Secret (/1/)          1.12%
              Gap                              1.10%
              Lerner N.Y.                      0.94%
              Footlocker                       0.91%
              The Limited                      0.89%
              Zales Jewelers                   0.88%
              Old Navy                         0.85%
              American Eagle Outfitters        0.83%
              Eddie Bauer                      0.82%
              Payless                          0.81%
              Kay Bee Toys                     0.81%
              Champs Sports                    0.78%

                  --------
                      (1) Under common ownership by The Limited, Inc.

        Mall and The Portfolio Centers have a total of approximately 9,500 Freestanding Mall and Freestanding Stores. The following table reflects
          Stores the tenant representation by category in the Portfolio Centers as of December 31, 2000.

                               % of Sq. Ft. in
                                  Portfolio
            Tenant Categories    Centers (*)    Types of Tenants/Products Sold
            -----------------  --------------- --------------------------------

             Specialty                22%      Photo studios, beauty and nail
                                               salons, pharmacy and sundries,
                                               variety stores, pet stores,
                                               newsstands, jewelry repair, shoe
                                               repair, tailor, video games,
                                               shops for home/bath/kitchen,
                                               rugs, fabric stores, beds/
                                               waterbeds, luggage, perfume,
                                               tobacco, toys, arcades, cameras,
                                               sunglasses, books
                  -------------------------------------------------------------
             Women's Apparel          19%      Women's apparel
                  -------------------------------------------------------------
             Apparel                  18%      Unisex apparel, children's
                                               apparel, lingerie, and
                                               formalwear
                  -------------------------------------------------------------
             Shoes                    11%      Shoes
                  -------------------------------------------------------------
             Food                      8%      Restaurant, food court
                  -------------------------------------------------------------
             Gifts                     5%      Cards, candles, engraving
                                               stores, other gift or novelty
                  -------------------------------------------------------------
             Music/Electronics         6%      Music, electronics, computer and
                                               software, video rental
                  -------------------------------------------------------------
             Sporting Goods            3%      Sports apparel, sports and
                                               exercise equipment
                  -------------------------------------------------------------
             Jewelry                   4%      Fine jewelry and costume jewelry
                  -------------------------------------------------------------
             Men's Apparel             2%      Men's apparel
                  -------------------------------------------------------------
             Specialty Food            2%      Candy, coffee, nuts, chocolate,
                                               health food/vitamins
                  -------------------------------------------------------------
             Total                   100%      --------------------------------
                                               --

                  --------
                      (*) Excludes the two malls managed by joint venture
                          partners of GGP/Homart (Arrowhead Towne Center and Superstition Springs).

                  Specialty tenants include Mastercuts, One Hour Photo, California Nails, Kay-Bee Toys, Dollar Tree, Pottery Barn and many others. Typical tenants in the Women's Apparel category include The Limited, Casual Corner, Lane Bryant and Victoria's Secret. The Apparel category typically includes tenants such as The Gap, American Eagle, Old Navy and J.Crew. The Shoes category includes tenants such as Footlocker, Journeys and Payless Shoesource. The Food category includes restaurants such as Ruby Tuesday, Cheesecake Factory and Max and Erma's, fast food restaurants such as Arby's, and food court tenants such as Sbarro. Typical tenants in the Gifts Category include Disney, Things Remembered, Kirlin's Hallmark and Spencer Gifts. The Music/Electronics category includes tenants such as Camelot Music, Radio Shack, and Suncoast Pictures. Sporting Goods include tenants such as Champs, Big 5 Sports and Scheel's Sports. Jewelry tenants typically include Zales, Helzberg Diamonds and Kay Jewelers. The Men's Apparel category includes tenants such as The Men's Warehouse and Nicks for Men. Specialty Food tenants include General Nutrition Center, Mr. Bulky, and Barnie's Coffee and Tea Company.

     Competition  The Portfolio Centers compete with numerous shopping alternatives in seeking to attract retailers to lease space as retailers themselves face increasing competition from discount shopping centers, outlet malls, discount shopping clubs, direct mail, internet sales and telemarketing. The nature and extent of competition varies from property to property within the Company Portfolio. Below is a description of the type of competition that three of the Portfolio Centers face from other retail locations within their trade area. These examples are representative of the competitive environment in which the Company operates.

                  Valley Hills Mall is a 616,000 square foot, enclosed regional shopping center located in Hickory, North Carolina. The mall opened in 1978 and serves a six county trade area which includes over 307,000 people. Major manufacturing industries in the area include furniture, textiles and fiber optics. The mall currently has three Anchor tenants: Belk, JCPenney and Sears. The mall has 78 mall shops with national retailers such as FootAction, American Eagle and Abercrombie & Fitch. Valley Hills' primary regional mall competition is just outside of its trade area and consists of super-regional centers such as Eastridge Mall, Hanes Mall and Carolina Place Mall. The mall also faces competition from neighborhood strip and power shopping centers including Kohl's, Marshalls and Barnes and Noble which have opened within the last year and are located within a one-mile radius of the center.

                  Northbrook Court is a two-story, 978,000 square foot regional mall located in Northbrook (Chicago), Illinois. The mall contains 128 mall shops, and three Anchor department stores. The mall is anchored by Lord & Taylor, Marshall Fields and Neiman-Marcus. The property includes a 14-screen General Cinema Theater and national retailers such as Abercrombie & Fitch, Ann Taylor, The Gap and J.Crew. Northbrook Court faces competition from two regional malls in its primary trade area. Old Orchard Shopping Center is a recently renovated open-air regional shopping mall located eight miles southeast of Northbrook Court. Old Orchard features five Anchor department stores and includes 1.8 million square feet of leaseable area. Hawthorn Center, a
                  1.06 million square foot regional mall located ten miles northwest of Northbrook Court, includes three Anchor department stores. The secondary competition for Northbrook Court consists of discount retailers, numerous strip shopping centers located within a few miles of the center, and a super regional mall (Woodfield Mall), with 2.1 million square feet located fifteen miles southwest of Northbrook Court.

                  Crossroads Center is a 782,000 million square foot, single-level, regional shopping center located in St. Cloud (Minneapolis), Minnesota, one of Minnesota's fastest growing metropolitan areas. Crossroads Center is anchored by Dayton's, Sears, JCPenney and Target and has 119 specialty mall shops. Crossroads Center opened in 1966 and renovations were made in 1999, including a new food court and carousel. The mall's trade area includes over 415,000 people and major employers include granite, printing and lens manufacturing companies as well as medical, retail and high technology firms. The Center's primary competition is from a free-standing Kohl's department store and a number of "big-box" retailers in the immediate area, including Circuit City, K-Mart, Wal-Mart, Sam's Club and Best Buy. Additional competitors are Kendi Mall and Ridgedale Center, both over 50 miles to the south of Crossroads Center.

   Environmental  Under various federal, state and local laws and regulations,
         Matters an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. In connection with its ownership and operation of the Portfolio Centers, General Growth, the Operating Partnership or the relevant property venture through which the property is owned, may be potentially liable for such costs.

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

       Employees  As of March 14, 2001, the Company and GGMI had 3,506 full-
                  time employees. Certain employees at three of the Portfolio Centers are subject to collective bargaining agreements. The Company's management believes that their employee relations are satisfactory and there has not been a labor-related work stoppage at any of its Centers.

       Insurance  The Company has comprehensive liability, fire, flood, earthquake, extended coverage and rental loss insurance with respect to the Portfolio Centers. The Company's management believes that all of the Portfolio Centers are adequately covered by insurance.

   Qualification  General Growth currently qualifies as a real estate as a Real  investment trust pursuant to the requirements contained in
          Estate Sections 856-858 of the Internal Revenue Code of 1986, as Investment amended (the "Code"). If, as General Growth contemplates,
       Trust and such qualification continues, General Growth will not be Taxability of taxed on its real estate investment trust taxable income. Distributions During 2000, General Growth distributed (or was deemed to have distributed) 100% of its taxable income to its preferred and common stockholders. Cash distributions in the amount of $2.06 per share of Common Stock were paid for 2000, of which $1.90 (92.2%) was ordinary income and $0.16 (7.8%) was a return of capital based on the taxable income of General Growth.

         ITEM 2. The Company's investment in real estate as of December 31, PROPERTIES 2000 consisted of its interests in the Portfolio Centers, developments in progress and certain other real estate. In most cases, the land underlying the Portfolio Centers is also owned by the Company; however, at a few of the centers, all or part of the underlying land is owned by a third party that leases the land pursuant to a ground lease.

         Leasing The Portfolio Centers average Mall Store rent per square foot from leases that expired in 2000 was $29.29. As a result of market rents being higher than the rents under many of the expiring leases, the average Mall Store rent per square foot on new and renewal leases during 2000 was $35.24, or $5.95 per square foot more than the average for expiring leases. The following schedule shows scheduled lease expirations over the next five years.

                               PORTFOLIO CENTERS
                      FIVE YEAR LEASE EXPIRATION SCHEDULE

                              All Expirations             Expirations @ Share (/1/)
                      -------------------------------- -------------------------------
                       Base Rent    Footage   Rent/PSF  Base Rent    Footage  Rent/PSF
                      ------------ ---------- -------- ------------ --------- --------
Wholly Owned
  2001                $ 17,325,771    759,767  $22.80  $ 17,325,771   759,767  $22.80
  2002                  27,792,429  1,202,392   23.11    27,792,429 1,202,392   23.11
  2003                  29,945,519  1,386,243   21.60    29,945,519 1,386,243   21.60
  2004                  24,772,976  1,055,919   23.46    24,772,976 1,055,919   23.46
  2005                  38,815,920  1,640,130   23.67    38,815,920 1,640,130   23.67
                      ------------ ----------  ------  ------------ ---------  ------
Portfolio Total       $138,652,615  6,044,451  $22.94  $138,652,615 6,044,451  $22.94

Unconsolidated (/2/)
  2001                $ 19,410,277    929,961  $20.87  $ 10,038,593   476,976  $21.05
  2002                  28,088,561    964,298   29.13    14,492,194   501,162   28.92
  2003                  27,369,549    964,575   28.37    14,159,561   500,306   28.30
  2004                  36,568,270  1,283,863   28.48    18,460,733   653,794   28.24
  2005                  30,086,497  1,050,881   28.63    15,189,306   534,992   28.39
                      ------------ ----------  ------  ------------ ---------  ------
Portfolio Total       $141,523,154  5,193,578  $27.25  $ 72,340,387 2,667,230  $27.12

Grand Total           $280,175,769 11,238,029  $24.93  $210,993,002 8,711,681  $24.22
                      ============ ==========  ======  ============ =========  ======

--------
(1) Expirations at share reflect the Company's direct or indirect ownership interest in a joint venture.
(2) Excludes the two malls managed by joint venture partners of GGP/Homart (Arrowhead Towne Center and Superstition Springs).

         Company At December 31, 2000, the Company had direct or indirect Portfolio Debt ("pro rata") mortgage and other debt of approximately
                  $4,540,036. The ratio of pro rata floating rate debt to total pro rata debt and preferred stock and preferred Operating Partnership Units was 40.0% at December 31, 2000. The following table reflects the maturity dates of the Company's pro rata debt and the related interest rates.
                            COMPANY PORTFOLIO DEBT
             MATURITY AND CURRENT AVERAGE INTEREST RATE SUMMARY(a)
                            AS OF DECEMBER 31, 2000
                            (Dollars in Thousands)

                                                           Unconsolidated
                                        Wholly-Owned        Joint Venture          Company
                                           Centers         Properties (b)      Portfolio Debt
                                     ------------------- ------------------- -------------------
                                                Current             Current             Current
                                                Average             Average             Average
                                      Maturing  Interest  Maturing  Interest  Maturing  Interest
            Year                       Amount     Rate     Amount     Rate     Amount     Rate
            ----                     ---------- -------- ---------- -------- ---------- --------
            2001.................... $  392,000  7.66%   $   78,300  8.11%   $  470,300  7.74%
            2002....................     96,055  7.93%      178,909  7.12%      274,964  7.41%
            2003....................    265,000  8.20%      474,272  7.43%      739,272  7.71%
            2004....................  1,109,377  7.57%      200,989  7.66%    1,310,366  7.58%
            2005....................     25,614  7.99%            0  0.00%       25,614  7.99%
            Subsequent.............. $1,356,080  7.08%      363,440  7.38%    1,719,520  7.07%
                                     ----------  -----   ----------  -----   ----------  -----
            Totals.................. $3,244,126  7.44%   $1,295,910  7.45%   $4,540,036  7.42%
                                     ==========  =====   ==========  =====   ==========  =====
            Floating................ $1,411,343  7.97%   $  608,978  7.71%   $2,020,321  7.89%
            Fixed Rate..............  1,832,783  7.01%      686,932  7.22%    2,519,715  7.07%
                                     ----------  -----   ----------  -----   ----------  -----
            Totals.................. $3,244,126  7.44%   $1,295,910  7.45%   $4,540,036  7.42%
                                     ==========  =====   ==========  =====   ==========  =====

--------
(a) Excludes principal amortization.

(b) Unconsolidated properties debt reflects the Company's share of debt (based on its respective equity ownership interests in the Unconsolidated Joint Ventures) relating to the properties owned by the Unconsolidated Joint Ventures.

   Property Data  The following tables set forth certain information regarding the Wholly-Owned Centers and the Unconsolidated Centers as of December 31, 2000. The first table depicts the Wholly-Owned Centers and the second table depicts the Unconsolidated Centers.

                             Wholly-Owned Centers

                                          Total GLA/Mall
                                         and Freestanding
                           Year Opened/        GLA
Name of Center/            Remodeled or   (Square Feet)                                           Anchor
     Location (/1/)          Expanded         (/2/)                      Anchors                 Vacancies
------------------------- -------------- ---------------- -------------------------------------- ---------
Ala Moana Center              1959/         1,812,089/    JCPenney, Liberty House,                 None
 Honolulu, Hawaii           1966,1987,         800,624    Neiman Marcus, Sears
                            1989,1999

Apache Mall                   1969/           742,028/    Dayton's, JCPenney,                      None
 Rochester, Minnesota       1985,1992          232,762    Sears, Ward

Baybrook Mall                 1978/         1,087,088/    Dillards, Mervyn's, Sears, Ward          None
 Houston, Texas             1984,1985          343,565

Bayshore Mall                 1987/           613,464/    Gottschalks, JCPenney, Mervyn's, Sears   None
 Eureka, California            1989            293,304

Bellis Fair Mall              1988/           762,709/    The Bon Marche, JCPenney, Mervyn's,      None
 Bellingham, Washington        N/A             336,150    Sears, Target,

Birchwood Mall                1990/           786,425/    Hudson's, JCPenney, Sears,               None
 Port Huron, Michigan       1991, 1997         287,291    Target, Younkers

The Boulevard Mall            1968/         1,184,772/    Dillard's, JCPenney, Macy's, Sears       None
 Las Vegas, Nevada             1992            327,375

Capital Mall                  1978/           532,749/    Dillard's, JCPenney, Sears               None
 Jefferson City, Missouri   1985,1992          234,294

Century Plaza                 1975/           743,609/    JCPenney, McRae's, Rich's, Sears         None
 Birmingham, Alabama        1990,1994          235,213

Chapel Hills Mall             1982/         1,172,585/    Dillard's, Foley's, JCPenney, KMart,     None
 Colorado Springs, CO     1986,1997,1998       398,145    Mervyn's, Sears,

Coastland Center              1977/           927,014/    Burdines, Dillard's, JCPenney, Sears     None
 Naples, Florida            1985,1996          336,624

Colony Square Mall            1981/           546,318/    Elder-Beerman, JCPenney, Lazarus,        None
 Zanesville, Ohio              1987            231,154    Sears

Columbia Mall                 1985/           741,213/    Dillard's, JCPenney, Sears, Target       None
 Columbia, Missouri            1987            314,269

Coral Ridge Mall              1998/           997,363/    Dillard's, JCPenney, Scheel's,           None
 Iowa City, Iowa               N/A             291,750    Sears, Target, Younkers

Crossroads Center             1966/           783,934/    Dayton's, JCPenney,                      None
 St. Cloud, Minnesota       1995,1999          277,005    Sears, Target

The Crossroads                1980/           755,127/    Hudson's, JCPenney, Mervyn's,            None
 Portage, Michigan        1982,1988,1998       252,167    Sears

Cumberland Mall               1973/         1,159,723/    JCPenney, Macy's, Rich's, Sears          None
 Atlanta, Georgia              1989            325,608

                                          Total GLA/Mall
                          Year Opened/   and Freestanding
Name of Center/            Remodeled            GLA                                                        Anchor
     Location (/1/)       or Expanded   (Square Feet) (/2/)                    Anchors                    Vacancies
------------------------ -------------- ------------------- --------------------------------------------- ---------
Eagle Ridge Mall             1996/            624,073/      Dillard's, JCPenney, Sears                      None
 Lake Wales, Florida          N/A              279,291

Eden Prairie Mall            1976/            873,766/      Kohl's, Mervyn's, Sears, Target                 None
 Eden Prairie, Minnesota   1989,1994           337,958

Fallbrook Mall               1966/          1,041,141/      Burlington Coat Factory, JCPenney, Kmart,       None
 West Hills, (Los
  Angeles),                   1985             386,182      Mervyn's, Target
 California

Fox River Mall               1984/          1,128,712/      Dayton's, JCPenney, Sears,                      None
 Appleton, Wisconsin       1991,1998           434,152      Target, Younkers

Gateway Mall                 1990/            646,747/      The Emporium, Sears, Target                     None
 Springfield/Eugene,          1999             287,796
 Oregon

Grand Traverse Mall          1992/            577,399/      Hudson's, JCPenney, Target                      None
 Traverse City, Michigan      N/A              299,928

Greenwood Mall               1979/            783,837/      Dillard's, Dillard's Home Store, Famous Barr,   None
 Bowling Green, Kentucky      1987             265,710      JCPenney, Sears

Knollwood Mall               1955/            399,699/      Cub Foods, Kohl's                               None
 St. Louis Park,              1981             168,439
 (Minneapolis),
  Minnesota

Lakeview Square Mall         1983/            610,432/      Hudson's, JCPenney, Sears                       None
 Battle Creek, Michigan       1998             235,756

Lansing Mall                 1969/            846,524/      Hudson's, JCPenney, Mervyn's,                   None
 Lansing, Michigan            N/A              319,619      Younkers

Lockport Mall                1971/            345,686/      Ames, The Bon Ton,                              None
 Lockport, New York           1984             114,015      Rosa's Homestore

Mall of the Bluffs           1986/            667,106/      Dillard's, JCPenney, Sears, Target              None
 Council Bluffs, Iowa      1988,1998           319,060
 (Omaha, Nebraska)

Mall St. Vincent             1977/            548,370/      Dillard's, Sears                                None
 Shreveport, Louisiana        1991             200,370

Market Place Shopping
 Center                      1975/          1,105,076/      Bergner's, Famous Barr, JCPenney,                One
 Champaign, Illinois     1987,1994,1999        276,538      Kohl's, Sears

McCreless Mall               1962/            477,114/      Beall's, Montgomery Ward                        None
 San Antonio, Texas           1997             268,231

Northridge Fashion
 Center                      1971/          1,512,712/      JCPenney, Macy's, Robinson-May,                 None
 Northridge, California    1995,1997           625,105      Sears

Oakwood Mall                 1986/            790,596/      Dayton's, JCPenney,                             None
 Eau Claire, Wisconsin     1991,1997           319,900      Scheel's All Sports, Sears, Target

                                         Total GLA/Mall
                                        and Freestanding
                          Year Opened/        GLA
Name of Center/            Remodeled        (Square                                             Anchor
     Location (/1/)       or Expanded     Feet) (/2/)                   Anchors                Vacancies
------------------------ -------------- ---------------- ------------------------------------- ---------
Park Place                   1974/           981,449/    Dillards, Macy's, Sears                 None
 Tucson, Arizona              1998            346,915

Piedmont Mall                1984/           667,278/    Ames, Belk, Belk Men's,                 None
 Danville, Virginia           1995            189,160    JCPenney, Sears, Ames

Pierre Bossier Mall          1982/           610,345/    Dillard's, JCPenney, Sears,             None
 Bossier City, Louisiana   1985,1992          263,453    Service Merchandise, Stage

The Pines                    1986/           609,182/    Dillard's, JCPenney,                    None
 Pine Bluff, Arkansas         1990            265,396    Sears, Wal-Mart

Regency Square Mall          1967/         1,429,962/    Belk, Dillard's, JCPenney,              None
 Jacksonville, Florida   1992,1998,1999       470,927    Sears, Wards

Rio West Mall                1981/           445,009/    Beall's, JCPenney, KMart                None
 Gallup, New Mexico        1991,1998          170,130

River Falls Mall             1990/           752,167/    Dillard's, Toys "R" Us, Wal-Mart,       None
 Clarksville, Indiana         N/A             277,836
 (Louisville, Kentucky)

River Hills Mall             1991/           725,561/    Herberger's, JCPenney,                  None
 Mankato, Minnesota           1996            259,643    Sears ,Target

Riverlands Shopping
 Center                      1965/           183,768/    Winn-Dixie                              None
 LaPlace, Louisiana           1984            183,768    (/3/)

RiverTown Crossings          1999/         1,248,624/    Galyan's, Hudson's, JCPenney,           None
 Granville (Grand
  Rapids),                    N/A             499,999    Kohl's, Sears, Younkers,
 Michigan

Sooner Fashion Square        1976/           515,266/    Dillard's, JCPenney,                    None
 Norman, Oklahoma             1999            175,194    Sears, Stein Mart,
                                                         Old Navy Clothing Company

Southlake Mall               1976/         1,015,835/    JCPenney, Macy's, Rich's, Sears         None
 Morrow, Georgia           1995,1999          277,335

SouthShore Mall              1981/           337,828/    JCPenney, KMart, Sears                  None
 Aberdeen, Washington         N/A             148,501

Southwest Plaza              1983/         1,236,551/    Dillards, Foley's, JCPenney,            None
 Littleton, Colorado       1994,1995          430,732    Sears, Wards

Spring Hill Mall             1980/         1,100,033/    Carson Pirie Scott, JCPenney, Kohl's,   None
 West Dundee, Illinois     1992,1996          394,129    Marshall Field's, Sears

Valley Hills Mall            1978/           616,427/    Belk, JCPenney, Sears                   None
 Hickory, North Carolina 1988,1990,1996       204,131

Valley Plaza Mall            1967/         1,157,240/    Gottschalks, JCPenney,                  None
 Bakersfield, California 1988,1997,1998       338,317    Macy's, Robinson-May, Sears

                                 Total GLA/Mall
                                and Freestanding
Name of Center/    Year Opened/       GLA
     Location      Remodeled or  (Square Feet)                                                Anchor
(/1/)                Expanded        (/2/)                         Anchors                   Vacancies
------------------ ------------ ---------------- ------------------------------------------- ---------
West Valley Mall      1995/         742,768/     Gottschalks, JCPenney, Ross Dress for Less,   None
 Tracy, California     1997          273,740     Sears, Target

Westwood Mall         1972/         453,971/     Elder-Beerman, JCPenney,                      None
 Jackson, Michigan  1978,1993        131,886     Wards

--------
(1) In certain cases, where a Center's location is part of a larger metropolitan area, the metropolitan area is identified in parentheses.

(2) Includes square footage added in redevelopment/expansion projects.

(3) Winn-Dixie does not occupy its space but is currently paying rent under a lease which expires in October 2002.

                             UNCONSOLIDATED CENTERS

                                       Ownership    Total GLA/Mall
                         Year Opened/  Interest %  and Freestanding
Name of Center/          Remodeled or of Operating        GLA                                        Anchor
     Location (/1/)        Expanded   Partnership  Square Feet (/2/)            Anchors             Vacancies
------------------------ ------------ ------------ ----------------- ------------------------------ ---------
Alderwood Mall              1979/          50         1,042,642/     The Bon Marche, JCPenney,         One
 Lynnwood (Seattle),      1995,1996                      310,834     Nordstrom, Sears,
 Washington

Altamonte Mall              1974/          50         1,090,250/     Burdines, Dillard's,             None
 Orlando, Florida         1989,1990                      389,202     JCPenney, Sears

Arrowhead Towne Center      1993/         16.7        1,130,901/     Dillard's, JCPenney, Mervyn's,   None
 Glendale, Arizona           N/A                         392,954     Robinson-May, Wards

Bay City Mall               1991/          50           517,141/     JCPenney, Sears,                 None
 Bay City, Michigan          1993                        211,290     Target, Younkers

Brass Mill
 Center/Commons             1997/          50         1,265,877/     Boscov's, Filene's, JCPenney,     One
 Waterbury, Connecticut      N/A                         326,385     Sears

Carolina Place              1991/          50         1,090,910/     Belk, Dillards, Hecht's,         None
 Charlotte, North
  Carolina                   1994                        317,408     JCPenney, Sears

Chula Vista Center          1962/          50           885,616/     JCPenney, Macy's,                None
 Chula Vista, California  1993,1994                      302,666     Mervyn's, Sears

Columbiana Centre           1990/          50           871,494/     Belk, Dillards,                  None
 Columbia, South
  Carolina                   1992                        258,067     Parisian, Sears

Deerbrook Mall              1984/          50         1,202,386/     Dillard's, Foley's, JCPenney,    None
 Humble (Houston), Texas  1996,1997                      462,793     Mervyn's, Sears

Eastridge Mall              1970/          51         1,358,684/     JCPenney, Macy's, Sears           One
 San Jose, California     1982,1995                      431,142

Lakeland Square             1988/          50           900,600/     Belk, Burdines, Dillard's,       None
 Lakeland, Florida           1994                        290,562     JCPenney, Sears

Landmark Mall               1965/          51           962,931/     Hecht's, Lord & Taylor, Sears     One
 Alexandria, VA           1989,1991                      343,455

Mayfair Mall                1958/          51         1,045,492/     The Boston Store,                None
 Wauwatosa, Wisconsin     1986,1994                      546,182     Marshall Fields

Meadows Mall                1978/          51           947,657/     Dillard's, JCPenney, Macy's,     None
 Las Vegas, Nevada        1987,1997                      310,804     Sears

Montclair Plaza             1968/          50         1,358,369/     JCPenney, Macy's,                None
 Montclair (Los Angeles)     1985                        518,359     Nordstrom, Robinson-May,
 California                                                          Sears, Wards

Moreno Valley Mall          1992/          50         1,035,060/     Harris, JCPenney,                None
 Moreno Valley,
  California                 N/A                         429,526     Robinson-May, Sears

Natick Mall                 1966/          50         1,154,191/     Filene's, Lord & Taylor,         None
 Natick, Massachusetts       1994                        427,529     Macy's, Sears

                                                          Total GLA/Mall
                                             Ownership   and Freestanding
                              Year Opened/   Interest %        GLA
Name of Center/                Remodeled    of Operating      Square                                        Anchor
     Location (/1/)           or Expanded   Partnership     Feet (/2/)                Anchors              Vacancies
---------------------------  -------------- ------------ ---------------- -------------------------------- ---------
Neshaminy Mall                   1968/            25        1,060,529/    Boscov's, Sears,                    One
 Bensalem,                     1995,1998                       423,738    Strawbridge and Clothiers
 Pennsylvania

Newgate Mall                     1981/            50          688,921/    Dillard's, Mervyn's,               None
 Ogden, Utah                   1994,1998                       275,757    Oshman's, Sears

New Park Mall                    1980/            50        1,168,681/    JCPenney, Macy's, Mervyn's,        None
 Newark, California               1993                         389,628    Sears, Target

Northbrook Court                 1976/            50          982,013/    Lord & Taylor, Marshall Fields,    None
 Northbrook, Illinois          1995,1996                       359,094    Neiman Marcus

Northgate Mall                   1972/            51          816,894/    JCPenney, Proffitt's, Sears        None
 Chattanooga,                     1991                         242,730
 Tennessee

North Point Mall                 1993/            50        1,367,587/    Dillard's, JCPenney, Lord &        None
 Alpharetta (Atlanta),            N/A                          397,526    Taylor, Parisian, Rich's, Sears
 Georgia

The Oaks Mall(/2/)               1978/            51          907,647/    Belk, Burdines, Dillard's,         None
 Gainesville, Florida             N/A                          337,646    JCPenney, Sears

Oak View Mall                    1991/            51          867,615/    Dillard's, JCPenney,               None
 Omaha, Nebraska                  1995                         249,690    Sears, Younkers

Oglethorpe Mall                  1969/            51          957,220/    Belk, JCPenney, Rich's, Sears      None
 Savannah, Georgia           1989,1990,1992                    409,249

Park City Center                 1970/            51        1,397,459/    The Bon-Ton, Boscov's, JCPenney,   None
 Lancaster,                    1988,1997                       488,962    Kohl's, Sears
 Pennsylvania

The Parks at Arlington           1988/            50        1,189,299/    Dillard's, Foley's, JCPenney,      None
 Arlington, Texas                 N/A                          358,354    Mervyn's, Sears

Pavilions at Buckland Hills      1990/            50        1,011,140/    Dick's Sporting Goods, Filene's,   None
 Manchester,                      1994                         327,618    Filene's Home Store, JCPenney,
 Connecticut                                                              Lord & Taylor, Sears

Pembroke Lakes Mall              1992/            50        1,116,825/    Burdine's, Dillard's,              None
 Pembroke Pines,                  N/A                          335,836    JCPenney, Sears
 Florida

Prince Kuhio Plaza               1985/            50          504,387/    JCPenney, Liberty House,            One
 Hilo, Hawaii                  1994,1999                       165,061    Sears

Quail Springs                    1980/            50        1,127,030/    Dillard's, Foley's,                None
 Oklahoma City,              1992,1998,1999                    333,258    JCPenney, Sears
 Oklahoma

Steeplegate Mall                 1990/            50          483,109/    JCPenney, Sears,                   None
 Concord,                         N/A                          185,506    The Bon Ton
 New Hampshire

Stonebriar Centre                2000/            50        1,648,094/    Foley's, JCPenney,                  One
 Frisco (Dallas), Texas           N/A                          524,013    Macy's, Nordstrom, Sears

Superstition Springs             1990/          16.7        1,073,726/    Dillard's, JCPenney, Mervyn's,     None
 East Mesa, Arizona               1994                         367,032    Robinson-May, Sears

Town East Mall                   1971/            50        1,256,888/    Dillard's, Foley's, JCPenney,      None
 Mesquite, Texas                  1986                         425,482    Sears

                                      Ownership    Total GLA/Mall
                        Year Opened/  Interest %  and Freestanding
Name of Center/         Remodeled or of Operating GLA Square Feet                                 Anchor
     Location (/1/)       Expanded   Partnership       (/2/)                  Anchors            Vacancies
----------------------- ------------ ------------ ---------------- ----------------------------- ---------

Tysons Galleria            1988/          50           810,710/    Macy's, Neiman Marcus,          None
 McLean, Virginia        1994,1997                      298,777    Saks Fifth Avenue

Vista Ridge Mall           1989/          50         1,053,369/    Dillard's, Foley's,             None
 Lewisville, Texas          1991                        380,307    JCPenney, Sears

Washington Park Mall       1984/          50           351,469/    Dillard's, JCPenney,            None
 Bartlesville, Oklahoma     1986                        157,173    Sears

West Oaks Mall             1996/          50         1,071,183/    Dillard's, JCPenney,            None
 Ocoee (Orlando),
  Florida                   1998                        365,854    Parisian, Sears

Westroads Mall             1968/          51         1,085,515/    JCPenney, The Jones Store,      None
 Omaha, Nebraska         1995,1999                      373,895    Von Maur, Younkers

The Woodlands Mall         1994/          25         1,177,816/    Dillard's, Foley's, JCPenney,   None
 The Woodlands,             1998                        351,301    Mervyn's, Sears
 (Houston), Texas

--------
(1) In certain cases where a Center's location is part of a larger metropolitan area, the metropolitan area is identified in parenthesis.
(2) Includes square footage added in redevelopment/expansion projects.

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

                  The following table indicates the parent company of each Anchor and sets forth the number of stores and square feet owned or leased by each Anchor at the Portfolio Centers as of December 31, 2000.

                                 GENERAL GROWTH PROPERTIES, INC.
                                        PORTFOLIO ANCHORS
                                     AS OF DECEMBER 31, 2000

                                                             Total  Square Feet
                                 Name                        Stores   (000's)
            -----------------------------------------------  ------ -----------
            Sears                                              82     11,775
            JCPenney                                           79      8,957
            Dillard's Inc.
              Dillard's                                        41      6,487
              Dillard's Home Store                              1         22
                                                              ---     ------
                Sub-Total Dillard's Inc.                       42      6,409
                                                              ===     ======
            Target Corporation
              Target                                           16      1,758
              Mervyn's                                         16      1,353
              Marshall Fields                                   3        692
              Dayton's                                          4        532
              Hudson's                                          6        695
                                                              ---     ------
                Sub-Total Target Corporation                   45      5,030
                                                              ===     ======
            May Department Stores Company
              Foley's                                          11      1,623
              Robinson's-May                                    6        985
              Filene's                                          3        520
              Filene's Home Store                               1         36
              Lord & Taylor                                     5        577
              Strawbridge and Clothier                          1        218
              Hecht's                                           2        345
              Famous Barr                                       2        272
              The Jones Store                                   1        175
                                                              ---     ------
                Sub-Total May Department Stores Company        34      4,949
                                                              ===     ======
            Federated Department Stores, Inc.
              Macy's                                           14      2,512
              Rich's                                            5        937
              Burdines                                          5        676
              The Bon Marche                                    2        321
              Lazarus                                           1         50
                                                              ---     ------
                Sub-Total Federated Department Stores, Inc.    27      4,496
                                                              ===     ======

                        GENERAL GROWTH PROPERTIES, INC.
                               PORTFOLIO ANCHORS
                            AS OF DECEMBER 31, 2000
                                  (continued)

                                                      Total  Square Feet
                              Name                    Stores   (000's)
            ----------------------------------------  ------ -----------
            Saks Holdings Incorporated
              Younkers                                   8        982
              Parisian                                   3        395
              Carson Pirie Scott                         1        138
              Boston Store                               1        211
              Bergners                                   1        154
              McRae's                                    1        124
              Saks Fifth Avenue                          1        120
              Proffitt's                                 1         90
              Herberger's                                1         71
                                                       ---      -----
                Sub-Total Saks Holdings Incorporated    18      2,285
                                                       ===      =====
            Montgomery Ward & Co.                        7        907
            Belk
              Belk                                       9      1,144
              Belk Men's                                 1         34
                                                       ---      -----
                Sub-Total Belk                          10      1,178
                                                       ===      =====
            Kohl's                                       6        544
            Neiman-Marcus                                3        423
            Boscov                                       4        552
            Liberty House                                2        377
            KMart                                        3        301
            The Bon Ton                                  3        312
            Gottschalks                                  3        268
            Nordstrom                                    3        388
            Wal-Mart                                     2        196
            Von Maur                                     1        179
            Scheel's All Sports                          2        155
            Harris                                       1        150
            Elder-Beerman                                3        141
            Cub Foods                                    1        130
            Ames                                         2        176
            Burlington Coat Factory                      1        101
            Galyans                                      1        100
            Dick's Sporting Goods                        1         80
            Oshman's                                     1         64
            Service Merchandise                          1         59
            Rosa's Home Store                            1         57
            Beall's                                      2         56
            The Emporium                                 1         50
            Toys "R" Us                                  1         47
            Winn-Dixie                                   1         47
            Stein Mart                                   1         39
            Stage                                        1         35
            Old Navy Clothing Company                    1         34
            Ross Dress for Less                          1         28

   Ground Leases  The Company currently leases the land under Rio West Mall, a portion of the Fallbrook Mall land and a portion of the SouthShore and Bayshore parking areas. In addition, Prince Kuhio Plaza, one of the Homart Centers, and the office building owned and used by the Company as its headquarters are subject to long-term ground leases. The leases generally contain various purchase options in favor of the Company and typically provide for a right of first refusal in favor of the Company in the event of a proposed sale of the property by the landlord.

                  For other information concerning the Portfolio Centers see "Item 1--Business--Business of the Company" and for additional information concerning the mortgage debt encumbering the Wholly-Owned Centers, see Note 5. As stated in Item 1 above, management of the Company believes that each of the properties in the Company Portfolio is adequately insured.

   ITEM 3. LEGAL The Company is not currently involved in any material PROCEEDINGS litigation nor, to the Company's knowledge, is any material litigation currently threatened against the Company, the properties or any of the Unconsolidated Joint Ventures other than routine litigation arising in the ordinary course of business, most of which is expected to be covered by liability insurance. For information about certain environmental matters, see "Item 1--Business--Environmental Matters."

ITEM 4. SUBMISSIONNo matters were submitted to a vote of General Growth's OF MATTERS TO Astockholders during the fourth quarter of fiscal 2000.
           VOTE OF
          SECURITY
           HOLDERS

         PART II
  ITEM 5. MARKET The Common Stock is listed on the New York Stock Exchange FOR REGISTRANT'S ("NYSE") and trades under the symbol "GGP". As of March 14,
   COMMON EQUITY  2001, the 52,374,034 outstanding shares of Common Stock were
     AND RELATED held by approximately 1,388 stockholders of record. The STOCKHOLDER closing price per share of the Common Stock on the NYSE on
         MATTERS  such date was $34.40 per share.

                  Set forth below are the high and low sales prices per share of Common Stock as reported on the composite tape, and the distributions per share of Common Stock declared for each such period.

                                Price
              2000          -------------
              Quarter                       Declared
              Ended          High   Low   Distribution
              -------       ------ ------ ------------
              March 31      $30.56 $30.44     $.51
              June 30       $32.60 $31.75     $.51
              September 30  $33.06 $32.19     $.51
              December 31   $36.50 $36.12     $.53

                                Price
              1999          -------------
              Quarter                       Declared
              Ended          High   Low   Distribution
              -------       ------ ------ ------------
              March 31      $38.44 $31.25     $.49
              June 30       $38.63 $31.13     $.49
              September 30  $35.63 $31.06     $.49
              December 31   $31.69 $25.00     $.51

                                Price
              1998          -------------
              Quarter                       Declared
              Ended          High   Low   Distribution
              -------       ------ ------ ------------
              March 31      $38.00 $34.88     $.47
              June 30       $38.63 $34.44     $.47
              September 30  $38.69 $33.19     $.47
              December 31   $37.94 $32.88     $.47

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

                               2000        1999         1998        1997       1996
                             ---------  -----------  -----------  ---------  --------
   OPERATING DATA
   Revenue                   $ 698,767  $   612,342  $   426,576  $ 291,147  $217,405
   Operating Expenses          226,234      206,088      151,784    109,677    75,954
   Depreciation and
    Amortization               126,689      112,874       75,227     48,509    39,809
   Interest Expense, Net       205,623      169,502      109,840     70,252    66,439
   Equity in Net Income of
    Unconsolidated
    Affiliates                  50,063       19,689       11,067     19,344    17,589
   Net gain on sales
    including CenterMark in
    1997 & 1996                     44        4,412          196     58,647    43,821
                             ---------  -----------  -----------  ---------  --------

   Income Before Minority
    Interest                   190,328      147,979      100,988    140,700    96,613
   Minority Interest           (52,380)     (33,058)     (29,794)   (49,997)  (34,580)
                             ---------  -----------  -----------  ---------  --------
   Income Before
    Extraordinary Items        137,948      114,921       71,194     90,703    62,033
   Extraordinary Items              --      (13,796)      (4,749)    (1,152)   (2,291)
                             ---------  -----------  -----------  ---------  --------
   Net Income                  137,948      101,125       66,445     89,551    59,742
                             ---------  -----------  -----------  ---------  --------
   Convertible Preferred
    Stock Dividends            (24,467)     (24,467)     (13,433)        --        --
   Net Income available to
    common stockholders      $ 113,481  $    76,658  $    53,012  $  89,551  $ 59,742
                             =========  ===========  ===========  =========  ========

   Earnings Before
    Extraordinary Item Per
    Share--Basic                  2.18         1.97         1.60       2.78      2.20
   Earnings Before
    Extraordinary Item Per
    Share--Diluted                2.18         1.96         1.59       2.76      2.20
   Net Earnings Per Share--
    Basic                         2.18         1.67         1.46       2.75      2.12
   Net Earnings Per Share--
    Diluted                       2.18         1.66         1.46       2.73      2.12
   Distributions Declared
    Per Share                     2.06         1.98         1.88       1.80      1.72

   CASH FLOW DATA
   Operating Activities      $ 309,474  $   222,134  $   118,304  $ 101,149  $ 67,202
   Investing Activities       (379,285)  (1,254,697)  (1,513,147)  (183,535)  (29,285)
   Financing Activities         71,447    1,038,526    1,388,575     92,337   (40,268)

   FUNDS FROM OPERATIONS
    (/1/)
   Operating Partnership     $ 330,299  $   274,234  $   192,274  $ 147,625  $114,721
   Minority Interest           (90,805)     (82,631)     (69,182)   (52,890)  (42,115)
   Funds From Operations--
    Company                    239,494      191,603      123,092     94,735    72,606

   BALANCE SHEET DATA
   Investment in Real
    Estate Assets--Cost   $5,439,466 $5,023,690 $4,063,097 $2,157,251 $1,828,184
   Total Assets            5,284,104  4,954,895  4,027,474  2,097,719  1,757,717
   Total Debt              3,244,126  3,119,534  2,648,776  1,275,785  1,168,522
   Redeemable Preferred
    Units                    175,000         --         --         --         --
   Convertible Preferred
    Stock                    337,500    337,500    337,500         --         --
   Stockholders' Equity      938,418    927,758    585,707    498,505    330,267

--------
(1) Funds from Operations (as defined below) does not represent cash flow from operations as defined by Generally Accepted Accounting Principles ("GAAP") and is not necessarily indicative of cash available to fund all cash requirements.

      Funds From Funds from Operations is used by the real estate industry Operations and investment community as a primary measure of the performance of real estate companies. As revised in October 1999, the National Association of Real Estate Investment Trusts ("NAREIT") defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. In calculating its Funds from Operations, the Company also excluded gains on land sales, if any, through 1999. The NAREIT definition of Funds from Operations does not exclude the aforementioned item. The Company's Funds from Operations may not be directly comparable to similarly titled measures reported by other real estate investment trusts. Funds from Operations does not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions.

RECONCILIATION OF NET INCOME DETERMINED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES TO FUNDS FROM OPERATIONS:

                                                   2000     1999      1998
                                                 -------- --------  --------
   Net Income available to common stockholders   $113,481 $ 76,658  $ 53,012
   Extraordinary item--charges related to early
    retirement of debt                                 --   13,796     4,749
   Allocations to Operating Partnership
    unitholders                                    43,026   33,058    29,794
   Net loss (gain) on sales                         1,005   (4,412)     (196)
   Depreciation and amortization                  172,787  155,134   104,915
                                                 -------- --------  --------
   Funds From Operations                         $330,299 $274,234  $192,274
                                                 ======== ========  ========

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

 Forward-Looking  Forward-looking statements contained in this Annual Report
     Information  on Form 10-K may include certain forward-looking information statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as "expects", "anticipates", "intends", "plans", "believes", "seeks", "estimates" and "should" and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

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

         Certain As of December 31, 2000, the Company owned 100% of the Information fifty-three Wholly-Owned Centers, 50% of the stock of
       About The  GGP/Homart, 50% of the membership interest in GGP/Homart II,
         Company  51% of the stock of GGP Ivanhoe, 51% of the stock of GGP
       Portfolio  Ivanhoe III, 50% of Quail Springs Mall and Town East Mall,
                  (collectively, the "Company Portfolio") and a non-voting preferred stock ownership interest (representing 95% of the equity interest) in GGMI. On January 1, 2001, the Operating Partnership purchased the common stock of GGMI and the preferred stock of GGMI, which was 100% owned by the Company, was cancelled as discussed below.

                        GENERAL GROWTH PROPERTIES, INC.

                  Reference is made to Notes 3 and 4 for a further discussion of such entities owned by the Company. As of December 31, 2000, GGP/Homart owned interests in twenty-three shopping centers, GGP/Homart II owned interests in seven shopping centers, GGP Ivanhoe owned interests in two shopping centers, and GGP Ivanhoe III owned interests in eight shopping centers.

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

                  The Mall Store and Freestanding Store portions of the centers in the Company Portfolio which were not undergoing redevelopment on December 31, 1999, had an occupancy rate of approximately 90.1% as of such date. On December 31, 2000, the Mall Store and Freestanding Store portions of the centers in the Company Portfolio which were not undergoing redevelopment were approximately 91.0% occupied, representing an increase in occupancy percentage of 0.9% over 1999.

                  Total annualized sales averaged $357 per square foot for the Company Portfolio for the year ended December 31, 2000, an increase of $16 per square foot over the comparable amount for 1999. For the year ended December 31, 2000, total Mall Store sales for the Company Portfolio increased by 7.4% over the same period in 1999. Comparable Mall Store sales are current sales of those certain tenants that were open during the previous measuring period compared to the sales of those same tenants for the previous measuring period. Therefore, Comparable Mall Store sales in the year ended December 31, 2000 are of those tenants that were also operating for the full year ended December 31, 1999. Comparable Mall Store sales in the year ended December 31, 2000 increased by 2.4% over the same period in 1999.

                  The average Mall Store rent per square foot from leases that expired in the year ended December 31, 2000 was $29.29. The Company Portfolio benefited from increasing rents inasmuch as the average Mall Store rent per square foot on new and renewal leases executed during 2000 was $35.24, or $5.95 per square foot above the average for expiring leases.

RESULTS OF
OPERATIONS OF     General:
THE COMPANY       Company revenues are primarily derived from fixed minimum
                  rents, overage rents and recoveries of operating expenses from tenants. Inasmuch as the Company's financial statements reflect the use of the equity method to account for its investments in GGP/Homart, GGP/Homart II, GGP Ivanhoe, GGP
                  Ivanhoe III, GGMI, Quail Springs Mall and Town East Mall, the discussion of results of operations which follows relates primarily to the revenues and expenses of the Wholly-Owned Centers. In addition, during 1999, the Company opened Rivertown Crossings and purchased interests in the following Wholly-Owned Centers: The Crossroads, Ala Moana, and Baybrook. Also

                        GENERAL GROWTH PROPERTIES, INC.

                  during 1999, the Company contributed its 100% interests in one development project, Stonebriar, as well as three operating properties, Northbrook Court, Natick, and Altamonte to GGP/Homart II, an unconsolidated entity. During April 2000, the Company purchased a 100% interest in Crossroads Center. For purposes of the following discussion of the results of operations, the net effect of acquisitions will include the effect of the Rivertown Crossings opening, the effect of the new acquisitions in 1999 and 2000 and the effect of the three operating properties contributed to GGP/Homart II.

                  Comparison of Year Ended December 31, 2000 To Year Ended December 31, 1999
                  Total revenues for 2000 were $698.8 million, which represents an increase of $86.5 million or approximately 14.1% from $612.3 million in 1999. Approximately
                  $46.5 million or 52.7% of the increase was from properties acquired or developed after July 30, 1999. Minimum rent during 2000 increased $52.5 million or 13.5% from $387.5 million in 1999 to $440 million. The acquisition and development of properties generated a $27.9 million increase in minimum rents. Expansion space, specialty leasing and a combination of occupancy, rental charges and allowance reserve adjustments at the comparable centers accounted for the remaining increase in minimum rents. Tenant recoveries increased by $32.9 million or 18.2% from $180.6 million to $213.5 million in 2000. The increase in tenant recoveries was generated by a combination of new acquisitions and increased recoverable operating costs at the comparable centers. Overage rents increased $1.6 million or 6.0% from $27.0 million in 1999 to $28.6 million in 2000 as a result of the acquisition of new properties and improved performance at the comparable centers. Fee income for 2000 increased $1.6 million or 29.6% from $5.4 million in 1999 to $7.0 million in 2000. The fee revenue was primarily generated by asset management services performed for GGP/Homart and GGP/Homart II.

                  Total expenses, including depreciation and amortization, increased by approximately 10.6% or $33.9 million, from $319 million in 1999 to $352.9 million in 2000. The majority of the increase in total expenses was attributable to properties acquired and developed in 1999 and 2000. The increase in total expenses from the new properties consists primarily of approximately $3.6 million of real estate taxes, $9.9 million of property operating costs, and $6.0 million of depreciation and amortization.

                  Interest expense increased by $32.1 million or 17.3% from $186 million in 1999 to $218.1 million in 2000, substantially all due to indebtedness incurred in connection with the acquisition of new properties in 1999 and 2000. The note receivable from GGMI generated $6.8 million of interest income in 2000, a decrease of $4.6 million from $11.4 million in 1999.

                  Equity in net income of unconsolidated affiliates during 2000 increased by $30.3 million to $50.0 million from $19.7 million in 1999. GGP/Homart II accounted for an increase of approximately $19.0 million. The Company's ownership interest in GGMI resulted in an increase of $11.1 million..

                  Net income after extraordinary items increased by approximately $36.8 million in 2000 to $137.9 million, from $101.1 million in 1999. The increase resulted from a combination of the above items.

                        GENERAL GROWTH PROPERTIES, INC.


                  Comparison of Year Ended December 31, 1999 To Year Ended December 31, 1998
                  Total revenues for 1999 were $612.3 million, which represents an increase of $185.7 million or approximately 43.5% from $426.6 million in 1998. Approximately
                  $168.2 million of the increase was from properties acquired or developed after January 1, 1998. Minimum rent during 1999 increased $118.5 million or 44.1% from $269.0 million in 1998 to $387.5 million. $103.8 million of the increase in minimum rent resulted from the acquisition and development of properties after January 1, 1998. Tenant recoveries (amounts received from tenants related to property operating costs) increased by $49.7 million or 38.0% from $130.9 million to $180.6 million in 1999. The increase in tenant recoveries was generated by a combination of new acquisitions and increased recoverable operating costs at the comparable centers (properties owned for the entire time during current and prior periods). Overage rents and other income increased $16.8 million or 76.4% from $22.0 million in 1998 to $38.8 million in 1999 primarily due to the acquisition of new properties and improved performance at the comparable centers. Fee income increased slightly during 1999 as compared to the year ended December 31, 1998 primarily due to fee revenue generated by asset management services performed for the Unconsolidated Joint Ventures.

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

                  Interest expense increased by $60.2 million or 47.8% from $125.8 million in 1998 to $186 million in 1999. Debt used to fund acquisitions generated a $53.9 million increase in interest expense in 1999 compared to 1998. This increase was partially offset by the use of a portion of the proceeds of the Company's public offering of Common Stock to repay existing indebtedness. The note receivable from GGMI generated $11.4 million of interest income in 1999, an increase of $0.7 million from $10.7 million in 1998.

                  Net income after extraordinary items increased by approximately $34.7 million in 1999 to $101.1 million from $66.4 million in 1998. The increase resulted from a combination of the above items.

   Liquidity and  As of December 31, 2000, the Company held approximately
         Capital $27.2 million of unrestricted cash and cash equivalents. The Resources of Company uses operating cash flow as the principal source of
     The Company  internal funding for short-term liquidity and capital needs such as tenant construction allowances and minor improvements made to individual properties that are not recoverable through common area maintenance charges to tenants. External funding alternatives for longer-term liquidity needs such as acquisitions, new development, expansions and major renovation programs at individual centers include construction loans, mini-permanent loans, long-term project financing, joint venture

                        GENERAL GROWTH PROPERTIES, INC.

                  financing with institutional partners, additional Operating Partnership level or Company level equity securities, unsecured Company level debt or secured loans collateralized by individual shopping centers. In addition, the Company has access to the public equity and debt markets through a currently effective shelf registration statement under which up to $329.2 million in equity or debt securities may be issued from time to time. The Company also has a revolving credit facility and term loans (with a collective balance of approximately $265 million at December 31, 2000) which mature on July 31, 2003 as discussed below. The Company currently anticipates that it will be able to increase, if necessary, the aggregate principal amounts available to be borrowed under such facilities from an aggregate of $390 million as of December 31, 2000 to $650 million.

                  As of December 31, 2000, the Company had consolidated debt of approximately $3,244 million, of which $1,833 million is comprised of debt bearing interest at a fixed rate, with the remaining $1,411 million bearing interest at floating rates. Reference is made to Note 5 and Items 2 and 7A of the Company's Annual Report on Form 10-K for additional information regarding the Company's debt and the potential impact on the Company of interest rate fluctuations.

                  The following summarizes certain significant investment and financing transactions currently planned or completed since December 31,1999:

                  The Company had previously advanced approximately $31 million collateralized by a second mortgage on the Crossroads Center in St. Cloud (Minneapolis), Minnesota. In connection with the second mortgage (as modified in February
                  2000) the Company acquired the property in April 2000 as further described in Note 3.

                  In January 2000, the Company obtained a new $200 million unsecured short-term bank loan. The Company's initial draw under this loan was $120 million which was used to fund ongoing redevelopment projects and repay an $83 million interim loan obtained in September 1999. This loan bore interest at LIBOR plus 150 basis points and the remaining available amounts were drawn by June 30, 2000. The loan was repaid on August 1, 2000 with the proceeds of a new revolving credit facility (the "Revolver") and the term loan (the "Term Loan") described below.

                  In May 2000, the Company received approximately $170.6 million of net proceeds through the issuance of preferred units of membership interest in GGPLP L.L.C. as more fully described in Note 1. These units provide for annual 8.95% preferred distributions and have a liquidation preference of $175 million. The net proceeds were used primarily to reduce the Company's outstanding short-term floating rate debt.

                  As of July 31, 2000, the Company completed the refinancing of its Credit Facility. The Company's outstanding draws under the Revolver, its new unsecured revolving credit facility, were approximately $35 million as of December 31, 2000. The Revolver has a maturity of July 31, 2003 and bears interest at a rate per annum equal to LIBOR plus 100 to 190 basis points depending on the Company's average leverage ratio. In addition, the Company obtained an unsecured Term Loan which had an outstanding balance of $230 million at December 31, 2000. The Term Loan has a maturity of July 31, 2003 and bears interest at a rate per annum equal to LIBOR plus 100 to 170 basis points depending on the Company's average leverage ratio.

                        GENERAL GROWTH PROPERTIES, INC.


                  In December 2000, the Company obtained an additional $20 million mortgage loan collateralized by the Valley Hills Mall. The new mortgage loan is payable interest only until maturity at a rate of 7.91% per annum and matures in February 2004.

                  In January 2001, GGMI borrowed $37.5 million under a new revolving line of credit obtained by GGMI and an affiliate, which is guaranteed by General Growth and the Operating Partnership. The interest rate per annum with respect to any borrowings varies from LIBOR plus 100 to 190 basis points depending on the Company's average leverage ratio and the revolving line of credit matures in July 2003.

                  Approximately $392 million of the Company's debt is scheduled to mature in 2001. Although agreements to refinance all of such indebtedness have not yet been reached, the Company anticipates that all of its debt will be repaid on a timely basis. Other than as described above or in conjunction with possible future acquisitions, there are no current plans to incur additional debt, increase the amounts available under the Revolver or Term Loans or raise equity capital. If additional capital is required, the Company believes that it can increase the amounts available under the Revolver or Term Loans, obtain an interim bank loan, obtain additional mortgage financing on under-leveraged assets, enter into new joint venture partnership arrangements or raise additional debt or equity capital. However, there can be no assurance that the Company can obtain such financing on satisfactory terms. The Company will continue to monitor its capital structure, investigate potential investments or joint venture partnership arrangements and purchase additional properties if they can be acquired and financed on terms that the Company reasonably believes will enhance long-term stockholder value. When property operating cash flow has been increased, the Company anticipates the refinancing of portions of its long-term floating rate debt with pooled or property-specific non-recourse fixed-rate mortgage financing. Accordingly, the Company anticipates that up to approximately $1,000 million of collateralized floating rate debt may be replaced in 2001 with new floating rate or long-term fixed rate mortgage financing.

                  Net cash provided by operating activities was $309.5 million in 2000, an increase of $87.4 million from $222.1 million in the same period in 1999. Net income before allocations to the minority interest increased $42.3 million, which was primarily due to earnings attributable to properties acquired in 2000 and 1999.

      Summary of  Net cash used by investing activities was $379.3 million in
       Investing  2000 compared to $1,254.7 million of cash used in 1999. Cash
      Activities  flow from investing activities was impacted by acquisitions, development and improvements to real estate properties, which utilized cash of approximately $286.7 million in 2000 and $1,248.4 million in 1999 due to fewer acquisitions of investment property in 2000 as compared to 1999.

                  Net cash used by investing activities in 1999 was $1,254.7 million, compared to a use of $1,513.1 million in 1998. Cash flow from investing activities was affected by the timing of acquisitions, development and improvements to real estate properties, requiring a use of cash of approximately $1,248.4 million in 1999 compared to $1,360.1 million in 1998.

                        GENERAL GROWTH PROPERTIES, INC.


      Summary of  Financing activities in 2000 provided $71.4 million of cash
       Financing compared to a $1,038.5 million source of cash flow in 1999. Activities The proceeds from the issuance of the preferred units of membership interest provided approximately $170.6 million of cash from financing activities in 2000. The majority of the cash flow from financing activities in 1999 were from the $1,736.1 million of proceeds of mortgage and other notes payable. Distributions to common stockholders and the minority interests in the Operating Partnership were $152.5 million in 2000 compared to $120.8 million in 1999. The increase in distributions is due to the increased distribution rate on the Common Stock and Operating Partnership Units during 2000 compared to 1999 as well as the issuance of the preferred units of membership interest as discussed above and in Note 1.

                  Financing activities provided cash of $1,038.5 million in 1999, compared to $1,388.6 million in 1998. The Common Stock offering in July 1999 provided net proceeds of approximately $330.3 million which, as described in Note 1, was utilized to reduce outstanding indebtedness and to fund the acquisition of the Ala Moana Center. As also described in
                  Note 1, General Growth completed a public offering of preferred stock in June 1998, the net proceeds of which (approximately $322.7 million) were used primarily to reduce acquisition-related financing and amounts drawn on the Company's Credit Facility. Such payments are reflected in the use of cash for financing activities for principal payments on mortgage notes and other debt in 1999 and 1998. An additional significant contribution of cash from financing activity is financing from mortgages and acquisition debt, which had a positive impact of $1,736 million in 1999 versus approximately $2,093 million in 1998. The additional financing was used to repay existing indebtedness and to fund the acquisitions and redevelopment of real estate as discussed above. The remaining uses of cash consisted primarily of increased distributions (including dividends paid to preferred stockholders in 1999 and 1998).

                  General Growth has established a Dividend Reinvestment and Stock Purchase Plan ("DRSP") under which it has reserved for issuance up to 1,000,000 shares of Common Stock. The DRSP, in general, allows participants to make purchases of Common Stock from dividends received or additional cash investments. Although the purchase price of the Common Stock is determined by the current market price, the purchases are made without fees or commissions. General Growth can satisfy DRSP Common Stock purchase needs through the issuance of new shares of Common Stock or by repurchases of currently outstanding Common Stock. Any new issuances of Common Stock pursuant to the DRSP will not reduce amounts otherwise available under the Company's currently effective shelf-registration described above.

            REIT In order to remain qualified as a real estate investment Requirements trust for federal income tax purposes, the Company must distribute 100% of capital gains and at least 95% (90% in 2001 and subsequent years) of its ordinary taxable income to stockholders. The following factors, among others, will affect operating cash flow and, accordingly, influence the decisions of the Board of Directors regarding distributions:
                  (i) scheduled increases in base rents of existing leases;
                  (ii) changes in minimum base rents and/or percentage rents attributable to replacement of existing leases with new or renewal leases; (iii) changes in occupancy rates at existing centers and procurement of leases for newly developed centers; and (iv) the Company's share of operating cash flow

                        GENERAL GROWTH PROPERTIES, INC.

                  generated by the Unconsolidated Joint Ventures, to the extent distributed to the Company, less oversight costs and debt service on additional loans that have been or will be incurred to finance Company acquisitions. The Company anticipates that its operating cash flow, and potential new debt or equity from future offerings, new financings or refinancings will provide adequate liquidity to conduct its operations, fund general and administrative expenses, fund operating costs and interest payments and allow distributions to the Company's preferred and common stockholders in accordance with the requirements of the Internal Revenue Code of 1986, as amended, for continued qualification as a real estate investment trust and to avoid any Company level federal income or excise tax and will elect to have GGMI treated as a TRS.

                  On January 1, 2001 the REIT provisions of the Tax Relief Extension Act of 1999 became effective. Among other things, the law permits a REIT to own up to 100% of the stock of a TRS. A TRS, which must pay corporate income tax, can provide services to REIT tenants and others without disqualifying the rents that a REIT receives from its tenants. Accordingly, on January 1, 2001 the Company acquired for nominal consideration 100% of the common stock of GGMI and will elect to have GGMI treated as a TRS. In connection with the acquisition, the GGMI preferred stock owned by the Company was cancelled and approximately $40 million of the outstanding loans owed by GGMI to the Company were contributed to the capital of GGMI. The Company and GGMI concurrently terminated the management contracts for the Wholly-Owned Centers as the management activities will be performed directly by the Company. GGMI will continue to manage, lease, and perform various other services for the Unconsolidated Centers and other properties owned by unaffiliated third parties.

 Recently Issued  As more fully described in Note 12, certain accounting
      Accounting pronouncements were issued in 2000, which became effective Pronouncements in 2000 or will become effective in 2001. The Company does not expect the application of such new pronouncements to have a significant impact on its annual reported results of operations.

        Economic Inflation has been relatively low and has not had a Conditions significant detrimental impact on the Company. Should inflation rates increase in the future, substantially all of the Company's tenant leases contain provisions designed to mitigate the negative impact of inflation. Such provisions include clauses enabling the Company to receive percentage rents based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases are for terms of less than 10 years which may enable the Company to replace or renew expiring leases with new leases at higher base and/or percentage rents, if rents under the expiring leases are below the then-existing market rates. Finally, most of the existing leases require the tenants to pay their share of certain operating expenses, including common area maintenance, real estate taxes and insurance, thereby reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

                  Inflation also poses a potential threat to the Company due to the possibility of future increases in interest rates. Such increases would adversely impact the Company due to the amount of its outstanding floating rate debt. However, in recent years, the Company's ratio of interest expense to cash flow has continued to decrease. Therefore,

                        GENERAL GROWTH PROPERTIES, INC.

                  the relative risk the Company bears due to interest expense exposure has been declining. In addition, the Company has limited its exposure to interest rate increases on a portion of its floating rate debt by arranging interest rate cap agreements as described below. Finally, the Company has a policy of replacing floating rate debt with fixed rate debt as market conditions allow. (See Note 5).

                  The current retail sector is experiencing declining growth and certain portions of the retail economy is in decline. Such reversals or reductions in the retail market adversely impacts the Company as demand for leasable space is reduced and rents computed as a percentage of tenant sales declines. In addition, the number of local, regional and national retailers, including tenants of the Company, filed for bankruptcy protection during the last few years. Most of the bankrupt retailers reorganized their operations and/or sold stores to stronger operators. Although some leases were terminated pursuant to the lease cancellation rights afforded by the bankruptcy laws, the impact on Company earnings was negligible. Over the last three years, the provision for doubtful accounts has averaged only
                  $3.0 million per year, which represents less than 1% of average total revenues of $579.2 million.

                  The Company and its affiliates currently have interests in 95 operating shopping centers. The Portfolio Centers are diversified both geographically and by property type (both major and middle market properties) and this may mitigate the impact of a potential economic downturn at a particular property or in a particular region of the country.

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

                  In order to enhance the value and competitiveness of its properties through technology, the Company has commenced construction of an integrated broadband distribution system that will provide tenants at its properties with a private wide-area network, as well as supporting applications and equipment (the "Broadband System"), that will link tenants and mall locations via the Internet. The Company anticipates that the Broadband System will be installed and operating at substantially all of its properties before the end of the second quarter of 2001 as more fully discussed in Note 3.

                        GENERAL GROWTH PROPERTIES, INC.


        ITEM 7A. The Company has not entered into any transactions using QUANTITATIVE derivative commodity instruments. The Company is subject to
 AND QUALITATIVE  market risk associated with changes in interest rates.
     DISCLOSURES Although the current interest rate trend is downward, the ABOUT MARKET economy during most of 2000 was in a period of rising
            RISK interest rates. Interest rate exposure is principally limited to the $1,411 million of consolidated debt of the Company outstanding at December 31, 2000 that is priced at interest rates that float with the market. A 25 basis point movement in the interest rate on the floating rate debt would result in an approximate $3.5 million annualized increase or decrease in interest expense and a corresponding opposite effect on cash flows. Additionally, approximately $856 million of such floating rate consolidated debt is comprised of commercial mortgage-backed securities which are subject to interest rate cap agreements, the effect of which is to limit the interest rate the Company would be required to pay on such debt to no more than approximately 9% per annum. The remaining $1,833 million of consolidated debt is fixed rate debt. The Company has an ongoing program of refinancing its floating and fixed rate debt and believes that this program allows it to vary its ratio of fixed to floating rate debt and to stagger its debt maturities in order to respond to changing market rate conditions. Reference is made to Note 5 for additional debt information.

            ITEM  Reference is made to the Index to Financial Statements and
    8. FINANCIAL Financial Statement Schedules on page F-1 for the required STATEMENTS AND information.
   SUPPLEMENTARY
            DATA

 ITEM 9. CHANGES  Not applicable.
          IN AND
   DISAGREEMENTS
            WITH
  ACCOUNTANTS ON
  ACCOUNTING AND
       FINANCIAL
      DISCLOSURE

                        GENERAL GROWTH PROPERTIES, INC.


        PART III

ITEM 10. DIRECTORSThe information which appears under the captions "Election AND EXECUTIVEof Directors" and "Executive Officers" in the Company's
   OFFICERS OF THEproxy statement for its 2001 Annual Meeting of Stockholders
           COMPANYis incorporated by reference into this Item 10.

ITEM 11. EXECUTIVEThe information which appears under the caption "Executive COMPENSATIONCompensation" in the Company's proxy statement for its 2001
                  Annual Meeting of Stockholders is incorporated by reference into this Item 11; provided, however, that the Report of the Compensation Committee of the Board of Directors on Executive Compensation shall not be incorporated by reference herein, in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or in any of the Company's future filings.

            ITEM  The information which appears under the captions "Certain
    12. SECURITY Relationships and Related Party Transactions" and "Stock OWNERSHIP OF Ownership" in the Company's proxy statement for its 2001
         CERTAIN Annual Meeting of Stockholders is incorporated by reference BENEFICIAL into this Item 12.
      OWNERS AND
      MANAGEMENT

            ITEM  The information which appears under the caption
     13. CERTAIN  "Compensation Committee Interlocks and Insider
   RELATIONSHIPS  Participation" and "Certain Relationships and Related Party
     AND RELATED Transactions" in the Company's proxy statement for its 2001 TRANSACTIONS Annual Meeting of Stockholders is incorporated by reference into this Item 13.

         PART IV

            ITEM  (a) Financial Statements and Financial Statement Schedules.
   14. EXHIBITS,
       FINANCIAL
     STATEMENTS,
   SCHEDULES AND
      REPORTS ON
        FORM 8-K

                  The financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules are filed as part of this Annual Report on Form 10-K.

                  (b) No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                  (c) Exhibits.

                  See Exhibit Index on page S-1

                        GENERAL GROWTH PROPERTIES, INC.


                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

    GENERAL GROWTH PROPERTIES, INC.

By: /s/ John Bucksbaum
_______________________
John Bucksbaum,
Chief Executive Officer                                          March 14, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Signature                                Title                    Date


 /s/ Matthew Bucksbaum
 __________________________
 Matthew Bucksbaum          Chairman of the Board             March 14, 2001

 /s/ Robert Michaels
 __________________________
 Robert Michaels            President and Director            March 14, 2001

 /s/ Bernard Freibaum
 __________________________
 Bernard Freibaum           Executive Vice President, Chief
                             Financial
                             Officer and Principal
                             Accounting Officer               March 14, 2001

 /s/ Anthony Downs
 __________________________
 Anthony Downs              Director                          March 14, 2001

 /s/ Morris Mark
 __________________________
 Morris Mark                Director                          March 14, 2001

 /s/ Beth Stewart
 __________________________
 Beth Stewart               Director                          March 14, 2001

 /s/ Lorne Weil
 __________________________
 A. Lorne Weil              Director                          March 14, 2001

                        GENERAL GROWTH PROPERTIES, INC.

                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                     AND CONSOLIDATED FINANCIAL STATEMENT
                                   SCHEDULE

The following financial statements and financial statement schedule are included in Item 8 of this Annual Report on Form 10-K:

General Growth Properties, Inc.

Financial Statements                                                 Page(s)

  Report of Independent Accountants                                      F-2

  Consolidated Balance Sheets as of December 31, 2000 and 1999           F-3

  Consolidated Statements of Operations and Comprehensive Income
   for the years ended December 31, 2000, 1999 and 1998                  F-4

  Consolidated Statements of Stockholders' Equity for the years
   ended December 31, 2000, 1999, and 1998                               F-5

  Consolidated Statements of Cash Flows for the years ended
   December 31, 2000, 1999, and 1998                                     F-7

  Notes to Consolidated Financial Statements                     F-8 to F-37

Financial Statement Schedule

  Report of Independent Accountants                                     F-38

  Schedule III - Real Estate and Accumulated Depreciation               F-39

All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and related notes.

                       Report of Independent Accountants

To the Board of Directors and Stockholders
General Growth Properties, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations and comprehensive income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of General Growth Properties, Inc. at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Chicago, Illinois                         PricewaterhouseCoopers LLP
February 6, 2001

                        GENERAL GROWTH PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2000 AND 1999
              (Dollars in thousands, except for per share amounts)

                        ASSETS                             December 31,
                        ------                         ----------------------
                                                          2000        1999
                                                       ----------  ----------
Investment in real estate:
  Land                                                 $  649,160  $  640,276
  Building and equipment                                4,016,493   3,664,832
  Less accumulated depreciation                          (488,130)   (376,673)
  Developments in progress                                 25,547      21,443
                                                       ----------  ----------
    Net property and equipment                          4,203,070   3,949,878
  Investments in Unconsolidated Real Estate Affiliates    748,266     666,074
  Mortgage note receivable                                      -      31,065
                                                       ----------  ----------
    Net investment in Real Estate                       4,951,336   4,647,017
Cash and cash equivalents                                  27,229      25,593
Tenant accounts receivable, net                            96,157      84,123
Deferred expenses, net                                    105,534      93,536
Investment in and note receivable from General Growth
 Management, Inc.                                          66,079      65,307
Prepaid expenses and other assets                          37,769      39,319
                                                       ----------  ----------
                                                       $5,284,104  $4,954,895
                                                       ==========  ==========

         LIABILITIES AND STOCKHOLDERS' EQUITY
         ------------------------------------

Mortgage notes and other debt payable                  $3,244,126  $3,119,534
Distributions payable                                      47,509      42,695
Accounts payable and accrued expenses                     186,393     170,868
                                                       ----------  ----------
                                                        3,478,028   3,333,097
                                                       ----------  ----------
Minority interest
  Redeemable Preferred Units                              175,000
  Common Units                                            355,158     356,540
                                                       ----------  ----------
                                                          530,158     356,540
                                                       ----------  ----------
Commitments and contingencies

Preferred Stock: $100 par value; 5,000,000 shares
 authorized; 345,000 designated as PIERS (Note 1)
 which are convertible and carry a $1,000 liquidation
 value, 337,500 of which were issued and outstanding
 at December 31, 2000 and 1999                            337,500     337,500

Stockholders' Equity:
  Common stock: $.10 par value; 210,000,000 shares
   authorized; 52,281,259 and 51,697,425 shares issued
   and outstanding as of December 31, 2000 and 1999,
   respectively                                             5,228       5,170
  Additional paid-in capital                            1,210,261   1,199,921
  Retained earnings (deficit)                            (266,085)   (272,199)
  Notes receivable-common stock purchases                  (9,449)     (3,420)
  Accumulated equity in other comprehensive loss of
   unconsolidated affiliate                                (1,537)     (1,714)
                                                       ----------  ----------
    Total stockholders' equity                            938,418     927,758
                                                       ----------  ----------
                                                       $5,284,104  $4,954,895
                                                       ==========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                        GENERAL GROWTH PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
              (Dollars in thousands, except for per share amounts)

                                              Years ended December 31,

                                              2000       1999       1998
                                            ---------  ---------  ---------
Revenues:
  Minimum rents                              $439,981   $387,547   $268,976
  Tenant recoveries                           213,502    180,584    130,903
  Overage rents                                28,626     27,011     16,226
  Other                                         9,641     11,795      5,796
  Fee income                                    7,017      5,405      4,675
                                            ---------  ---------  ---------
    Total revenues                            698,767    612,342    426,576
                                            ---------  ---------  ---------
Expenses:
  Real estate taxes                            49,447     45,572     33,548
  Management fees to affiliate                  4,439      6,612      4,288
  Property operating                          163,972    143,622    106,986
  Provision for doubtful accounts               2,025      4,425      2,451
  General and administrative                    6,351      5,857      4,511
  Depreciation and amortization               126,689    112,874     75,227
                                            ---------  ---------  ---------
    Total expenses                            352,923    318,962    227,011
                                            ---------  ---------  ---------
Operating income                              345,844    293,380    199,565
Interest income                                12,452     16,482     16,011
Interest expense                             (218,075)  (185,984)  (125,851)
Equity in net income/(loss) of
 unconsolidated affiliates                     50,063     19,689     11,067
Gains on sales                                     44      4,412        196
Income before extraordinary items and
 allocation to minority interests             190,328    147,979    100,988
Income allocated to minority interest,
 including $9,354 applicable to Redeemable
 Preferred Units in 2000                      (52,380)   (33,058)   (29,794)
                                            ---------  ---------  ---------
Income before extraordinary items             137,948    114,921     71,194
Extraordinary items                                 -    (13,796)    (4,749)
                                            ---------  ---------  ---------
    Net income                                137,948    101,125     66,445
                                            ---------  ---------  ---------
Convertible Preferred Stock Dividends         (24,467)   (24,467)   (13,433)
                                            ---------  ---------  ---------
    Net income available to common
     stockholders                            $113,481    $76,658    $53,012
                                            =========  =========  =========
Earnings before extraordinary items per
 share-basic                                    $2.18      $1.97      $1.60
                                            =========  =========  =========
Earnings before extraordinary items per
 share-diluted                                  $2.18      $1.96      $1.59
                                            =========  =========  =========
Earnings per share-basic                        $2.18      $1.67      $1.46
                                            =========  =========  =========
Earnings per share-diluted                      $2.18      $1.66      $1.46
                                            =========  =========  =========
Net income                                   $137,948   $101,125  $  66,445
Other Comprehensive income (loss):
  Equity in unrealized income/(loss) on
   available-for-sale securities of
   unconsolidated affiliate, net of
   minority interest                              177     (1,714)         -
                                            ---------  ---------  ---------
Comprehensive income                         $138,125    $99,411  $  66,445
                                            =========  =========  =========

The accompanying notes are an integral part of these consolidated financial statements.

                        GENERAL GROWTH PROPERTIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              (Dollars in Thousands, except for Per Share Amounts)

                           Common Stock     Additional Retained             Employee     Total
                         ------------------  Paid-in   Earnings   Treasury   Stock   Stockholders'
                           Shares    Amount  Capital   (Deficit)   Stock     Loans      Equity
                         ----------  ------ ---------- ---------  --------  -------- -------------
Balance, December 31,
 1997                    35,634,977  $3,577  $738,630  $(239,139) $(4,563)   $   --    $498,505
Net income                                                66,445                         66,445
Cash distributions
 declared ($1.88 per
 share)                                                  (68,940)                       (68,940)
Convertible Preferred
 Stock Dividends                                         (13,433)                       (13,433)
Cost of issuance of
 preferred stock                              (14,814)                                  (14,814)
Exercise of stock
 options, net of
 employee stock loans       166,000      14     2,526       (530)  1, 154    (3,164)         --
Purchase treasury stock     (32,350)                               (1,136)               (1,136)
Conversion of operating
 partnership units to
 common stock             3,232,345     309    47,932     (2,670)   4,545                50,116
Adjustment for minority
 interest in operating
 partnership                                   68,964                                    68,964

--------
continued on next page

                        GENERAL GROWTH PROPERTIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              (Dollars in Thousands, except for Per Share Amounts)
                                 - continued -

                                            Additional  Retained            Employee      Total
                            Common Stock     Paid-in    Earnings   Treasury  Stock    Stockholders'
                            Shares   Amount  Capital    (Deficit)   Stock    Loans       Equity
                          ---------- ------ ----------  ---------  -------- --------  -------------
Balance, December 31,
 1998                     39,000,972 $3,900 $  843,238  $(258,267)   $ -    $(3,164)    $585,707
                          ---------- ------ ----------  ---------    ---    -------     --------
Net income                                                101,125                        101,125
Cash distributions
 declared
 ($1.98 per share)                                        (90,590)                       (90,590)
Convertible Preferred
 Stock Dividends                                          (24,467)                       (24,467)
Issuance of common
 stock, net of $1,929 of
 issuance costs           10,000,000  1,000    329,296                                   330,296
Exercise of stock
 options, net of
 employee stock loans         60,000      6      1,134                         (380)         760
Reduction in employee
 stock loans
Conversion of operating
 partnership units to
 common stock                                                                   124          124
Conversion of interests
 in GGP/Homart to Common
 Stock                     2,603,291    261     90,252                                    90,513
Conversion of operating
 partnership units to
 common stock                 33,162      3        519                                       522
Adjustment for minority
 interest in operating
 partnership                                   (64,518)                                  (64,518)
                          ---------- ------ ----------  ---------    ---    -------     --------
Balance, December 31,
 1999                     51,697,425  5,170  1,199,921   (272,199)   $ -     (3,420)     929,472
                          ---------- ------ ----------  ---------    ---    -------     --------
Accumulated equity in
 other comprehensive
 loss of unconsolidated
 affiliate                                                                                (1,714)
                                                                                        --------
Adjusted Total                                                                          $927,758
                                                                                        --------

Balance, December 31,
 1999                     51,697,425  5,170  1,199,921   (272,199)   $ -     (3,420)    $929,472
                          ---------- ------ ----------  ---------    ---    -------     --------
Net income                                                137,948                        137,948
Cash distributions
 declared
 ($2.06 per share)                                       (107,367)                      (107,367)
Convertible Preferred
 Stock Dividends                                          (24,467)                       (24,467)
RPU issuance costs                              (4,375)                                   (4,375)
Conversion of operating
 partnership units to
 common stock                212,050     21      5,490                                     5,511
Adjustment for minority
 interest in operating
 partnership                                    (1,441)                                   (1,441)
Issuance of Common
 Stock, net of employee
 stock option loans          371,784     37     10,666                       (6,029)       4,674
                          ---------- ------ ----------  ---------    ---    -------     --------

Balance, December 31,
 2000                     52,281,259 $5,228 $1,210,261  $(266,085)   $ -    $(9,449)    $939,955
                          ========== ====== ==========  =========    ===    =======     ========
Accumulated equity in
 other comprehensive
 loss of unconsolidated
 affiliate                                                                                (1,537)
                                                                                        --------
Adjusted Total                                                                          $938,418
                                                                                        ========


The accompanying notes are an integral part of these consolidated financial statements.

                         GENERAL GROWTH PROPERTIES,INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              (Dollars in thousands, except for per share amounts)

                                                 Year ended December 31,
                                            -----------------------------------
                                              2000        1999         1998
                                            ---------  -----------  -----------
Cash flows from operating activities:
 Net Income                                 $ 137,948  $   101,125  $    66,445
Adjustments to reconcile net income to net
 cash provided by operating activities:
 Minority interests                            52,380       33,058       29,794
 Extraordinary items                                -       10,454            -
 Equity in net income of unconsolidated
  affiliates                                  (50,063)     (19,689)     (11,067)
 Provision for doubtful accounts                2,025        4,425        2,451
 Distributions received from
  unconsolidated affiliates                    37,523       29,825       21,672
 Depreciation                                 111,457      105,046       68,494
 Amortization                                  15,232        7,828        6,733
 Gain on sales                                    (44)      (4,412)        (196)
Net Changes:
 Tenant accounts receivable                   (14,059)     (26,856)     (42,187)
 Prepaid expenses and other assets              1,550       (9,183)      (6,557)
 Accounts payable and accrued expenses         15,525       (9,487)     (17,278)
                                            ---------  -----------  -----------
   Net cash provided by (used in) operating
    activities                                309,474      222,134      118,304
                                            ---------  -----------  -----------
Cash flows from investing activities:
 Acquisition/development of real estate
  and improvements and additions to
  properties                                 (286,734)  (1,248,371)  (1,360,071)
 Increase in investments in unconsolidated
  affiliates                                  (91,663)     (55,361)     (92,990)
 Increase in mortgage note receivable               -      (31,065)           -
 Change in notes receivable from General
  Growth Management, Inc.                      (2,406)       6,671      (33,031)
 Reduction in employee stock loans                  -          124            -
 Distributions received from
  unconsolidated affiliates                    23,889       89,734        6,485
 Increase in deferred expenses                (22,371)     (16,429)     (33,540)
                                            ---------  -----------  -----------
   Net cash provided by (used in) investing
    activities                               (379,285)  (1,254,697)  (1,513,147)
                                            ---------  -----------  -----------
Cash flows from financing activities:
 Cash distributions paid to common
  stockholders                               (106,103)     (82,439)     (66,639)
 Cash distributions paid to Operating
  Partnership Unitholders                     (40,333)     (38,434)     (36,467)
 Cash distributions paid to holders of
  RPU's                                        (6,091)           -            -
 Payments of dividends on PIERS               (24,467)     (24,467)      (7,316)
 Proceeds of preferred stock, net of
  issuance costs                                    -            -      322,686
 Proceeds from sale of common stock and
  options, net                                  4,674      331,056            -
 Proceeds from issuance of RPU's, net of
  issuance costs                              170,625            -            -
 Capital contributions from minority
  interest                                          -            -          119
 Proceeds from issuance of mortgage /
  other notes payable                         360,301    1,736,072    2,093,000
 Principal payments on mortgage notes and
  other debt payable                         (282,301)    (867,713)    (913,229)
 Purchase of treasury stock                         -            -       (1,136)
 Increase in deferred expenses                 (4,858)     (15,549)      (2,443)
                                            ---------  -----------  -----------
   Net cash provided by (used in) financing
    activities                                 71,447    1,038,526    1,388,575
                                            ---------  -----------  -----------
Net change in cash and cash equivalents         1,636        5,963       (6,268)
Cash and cash equivalents at beginning of
 year                                          25,593       19,630       25,898
                                            ---------  -----------  -----------
Cash and cash equivalents at end of period  $  27,229  $    25,593  $    19,630
                                            =========  ===========  ===========
Supplemental disclosure of cash flow
 information:
 Interest paid                              $ 222,711  $   197,178  $   128,987
 Interest capitalized                          17,709       17,166       12,028
                                            =========  ===========  ===========
Non-cash investing and financing
 activities:
 Debt assumed as consideration to seller
  for purchase of real estate               $       -  $         -  $   289,530
 Treasury stock exchanged for Operating
  Partnership Units                                 -            -        1,875
 Common stock issued in exchange for
  Operating Partnership Units                   5,511          522       48,241
 Common stock issued in exchange for
  GGP/Homart stock                                  -       90,513            -
 Contribution of property, other assets
  and related debt, net to GGP/Homart II            -      224,033            -
 Notes receivable issued for exercised
  stock options                                 7,149          380        3,164
 Assumption and conversion of notes In
  conjunction with acquisition of property     77,657            -            -
 Operating Partnership Units and common
  stock issued as consideration for
  purchase of real estate                         215            -      163,514
 Penalty on retirement of debt                      -        8,655            -
 Distributions payable                         47,509       42,695       33,757

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

                  Effective January 1, 2000, General Growth established a Dividend Reinvestment and Stock Purchase Plan ("DRSP"). General Growth has reserved for issuance up to 1,000,000 shares of Common Stock for issuance under the DRSP. The DRSP will, in general, allow participants in the plan to make purchases of Common Stock from dividends received or additional cash investments. Although the purchase price of the Common Stock will be determined by the current market price, the purchases will be made without fees or commissions. General Growth will satisfy DRSP Common Stock purchase needs through the issuance of new shares of Common Stock or by repurchases of currently outstanding Common Stock. As of December 31, 2000 an aggregate of 25,045 shares of Common Stock have been issued under the DRSP.

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

                  Redeemable Preferred Stock
                  During June 1998, General Growth completed a public offering of 13,500,000 depositary shares (the "Depositary Shares"), each representing 1/40 of a share of 7.25% Preferred Income Equity Redeemable Stock, Series A, par value $100 per share ("PIERS"). General Growth received net proceeds of approximately $322,686 which were utilized to fund certain of the acquisitions described in Note 3 and for other working capital needs. The Depositary Shares are convertible at any time, at the option of the holder, into shares of Common Stock at the conversion price of $39.70 per share of Common Stock. In addition, the PIERS have a preference on liquidation of General Growth equal to $1,000 per PIERS (equivalent to $25.00 per Depositary Share), plus accrued and unpaid dividends, if any, to the liquidation date. The PIERS and the Depositary Shares are subject to mandatory redemption by General Growth on July 15, 2008 at a price of $1,000 per PIERS, plus accrued and unpaid dividends, if

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)
                  any, to the redemption date. Accordingly, the PIERS have been reflected in the accompanying financial statements at such liquidation or redemption value.

                  Shareholder Rights Plan
                  In November 1998, General Growth adopted a shareholder rights plan (the "Plan"), pursuant to which General Growth declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock outstanding on December 10, 1998 to the shareholders of record on that date. Prior to becoming exercisable, the Rights trade together with the Common Stock. In general, the Rights will become exercisable if a person or group acquires or announces a tender or exchange offer for 15% or more of the Common Stock. Each Right will initially entitle the holder to purchase from General Growth one one-thousandth of a share of newly-created Series A Junior Participating Preferred Stock, par value $100 per share (the "Preferred Stock"), at an exercise price of $148 per one one-thousandth of a share, subject to adjustment. In the event that a person or group acquires 15% or more of the Common Stock, each Right will entitle the holder (other than the acquirer) to purchase shares of Common Stock (or, in certain circumstances, cash or other securities) having a market value of twice the exercise price of a Right at such time. Under certain circumstances, each Right will entitle the holder (other than the acquirer) to purchase common stock of the acquirer having a market value of twice the exercise price of a Right at such time. In addition, under certain circumstances, the Board of Directors of General Growth may exchange each Right (other than those held by the acquirer) for one share of Common Stock, subject to adjustment. The Rights expire on November 18, 2008, unless earlier redeemed by General Growth for $0.01 per Right or such expiration date is extended.

                  Operating Partnership
                  The Operating Partnership commenced operations on April 15, 1993 and as of December 31, 2000, it owned 100% of fifty-three regional shopping centers (the "Wholly-Owned Centers"); 50% of the stock of GGP/Homart, Inc. ("GGP/Homart"), 50% of the membership interest of GGP/Homart II, L.L.C. ("GGP/Homart II"), 51% of the stock of GGP Ivanhoe, Inc. ("GGP Ivanhoe"), 51% of the stock of
                  GGP Ivanhoe III, Inc. ("GGP Ivanhoe III"), 50% of Quail Springs Mall and Town East Mall, (collectively, the "Unconsolidated Real Estate Affiliates"), and a 100% non-voting preferred stock interest representing 95% of the equity interest in General Growth Management, Inc. ("GGMI"). The Unconsolidated Real Estate Affiliates and GGMI comprise the "Unconsolidated Affiliates". As of such date, GGP/Homart owned interests in twenty-three shopping centers, GGP/Homart II owned interests in seven shopping centers GGP Ivanhoe owned 100% of two shopping centers, and GGP Ivanhoe III (through a wholly-owned subsidiary) owned 100% of eight shopping centers, collectively the "Unconsolidated Centers". Together, the Wholly-Owned Centers and the Unconsolidated Centers comprise the "Company Portfolio" or the "Portfolio Centers".

                  During May 2000, the Operating Partnership formed GGPLP L.L.C., a Delaware limited liability company (the "LLC") by contributing its interest in a portfolio of 44 Wholly-Owned regional shopping centers to the LLC in exchange for all of the

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)
                  common units of membership interest in the LLC. On May 25, 2000, a total of 700,000 redeemable preferred units of membership interest in the LLC (the "RPUs") were issued to an institutional investor by the LLC, which yielded approximately $170,625 in net proceeds to the Company. The net proceeds of the sale of the RPUs were used to repay a portion of the Company's unsecured debt. Holders of the RPUs are entitled to receive cumulative preferential cash distributions per RPU (payable quarterly commencing July 15, 2000) at a per annum rate of 8.95% of the $250 liquidation preference thereof (or $5.59375 per quarter) prior to any distributions by the LLC to the Operating Partnership. Subject to certain limitations, the RPUs may be redeemed at the option of the LLC at any time on or after May 25, 2005 for cash equal to the liquidation preference amount plus accrued and unpaid distributions and may be exchanged at the option of the holders of the RPUs on or after May 25, 2010 for an equivalent amount of a newly created series of redeemable preferred stock of General Growth. Such preferred stock would provide for an equivalent 8.95% annual preferred distribution and would be redeemable at the option of General Growth for cash equal to the liquidation preference amount plus accrued and unpaid distributions. The RPUs have been reflected in the accompanying consolidated financial statements as a component of minority interest at the current total liquidation preference amount of $175,000.

                  As of December 31, 2000, the Company owned an approximate 73% general partnership interest in the Operating Partnership (excluding its preferred units of partnership interest as discussed below). The remaining approximate 27% minority interest in the Operating Partnership is held by limited partners that include trusts for the benefit of the families of the original stockholders who initially owned and controlled the Company and subsequent contributors of properties to the Company. These minority interests are represented by common units of limited partnership interest in the Operating Partnership (the "Units"). The Units can be redeemed at the option of the holders for cash or, at General Growth's election with certain restrictions, for shares of Common Stock on a one-for-one basis. The holders of the Units also share equally with General Growth's common stockholders on a per share basis in any distributions by the Operating Partnership on the basis that one Unit is equivalent to one share of Common Stock.

                  In connection with the issuance of the Depositary Shares and in order to enable General Growth to comply with its obligations in respect to the PIERS, the Operating Partnership Agreement was amended to provide for the issuance to General Growth of preferred units of limited partnership interest (the "Preferred Units") in the Operating Partnership which have rights, preferences and other privileges, including distribution, liquidation, conversion and redemption rights, that mirror those of the PIERS. Accordingly, the Operating Partnership is required to make all required distributions on the Preferred Units prior to any distribution of cash or assets to the holders of the Units. At December 31, 2000, 100% of the Preferred Units of the Operating Partnership (337,500) were owned by General Growth.

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)

                  Changes in outstanding Operating Partnership Units (excluding the Preferred Units) for the three years ending December 31, 2000, are as follows:

                                                Units
                                                -----
            December 31, 1997                 18,763,955
             Acquisition of Southwest Plaza      505,420
             Acquisition of Altamonte Mall     3,683,143
             Acquisition of Mall St. Vincent     111,181
             Conversion to common stock       (3,232,345)
                                              ----------

            December 31, 1998                 19,831,354
             Conversion to common stock          (33,162)
                                              ----------

            December 31, 1999                 19,798,192
                                              ----------

             Acquisition of outparcel
              at Greenwood Mall                    7,563
             Conversion to common stock         (212,050)
                                              ----------
            December 31, 2000                 19,593,705
                                              ==========

                  Business Segment Information
                  The Financial Accounting Standards Board (the "FASB") issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131") in June of 1997. Statement 131 requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise. The sole business of General Growth and its consolidated affiliates is the owning and operation of shopping centers. General Growth evaluates operating results and allocates resources on a property-by-property basis. General Growth does not distinguish or group its consolidated operations on a geographic basis. Accordingly, General Growth has concluded it currently has a single reportable segment for Statement 131 purposes. Further, all operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues.

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)

          NOTE 2  Principles of Consolidation
      SUMMARY OF The accompanying consolidated financial statements include SIGNIFICANT the accounts of the Company consisting of the fifty-three
      ACCOUNTING  centers and the unconsolidated investments in GGP/Homart,
        POLICIES GGP/Homart II, GGP Ivanhoe, GGP Ivanhoe III, Quail Springs Mall, Town East Mall and GGMI. All significant intercompany balances and transactions have been eliminated.

                  Revenue Recognition
                  Minimum rent revenues are recognized on a straight-line basis over the term of the related leases. Overage rents are recognized on an accrual basis once tenant sales revenues exceed contractual tenant lease annual thresholds. Recoveries from tenants for taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable costs are incurred. (See also Note 12.)

                  The Company provides an allowance for doubtful accounts against the portion of accounts receivable which is estimated to be uncollectible. Such allowances are reviewed periodically based upon the recovery experience of the Company. Accounts receivable in the accompanying consolidated balance sheets are shown net of an allowance for doubtful accounts of $7,665 and $7,600 as of December 31, 2000 and 1999, respectively.

                  Cash And Cash Equivalents
                  The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The cash and cash equivalents of the Company are held at two financial institutions.

                  Deferred Expenses
                  Deferred expenses consist principally of financing fees and leasing commissions, which are amortized over the terms of the respective agreements. Deferred expenses in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of $52,240 and $38,004 as of December 31, 2000 and 1999, respectively.

                  Fair Value of Financial Investments
                  Statement No. 107, Disclosure about the Fair Value of Financial Instruments, ("SFAS No. 107"), issued by the Financial Accounting Standards Board ("FASB"), requires the disclosure of the fair value of the Company's financial instruments for which it is practicable to estimate that value, whether or not such instruments are recognized in the consolidated balance sheets. SFAS No. 107 does not apply to all balance sheet items and the Company has utilized market information as available or present value techniques to estimate the SFAS No. 107 values required to be disclosed. Since such values are estimates, there can be no assurance that the SFAS No. 107 value of any financial instrument could be realized by immediate settlement of the instrument. The Company considers the carrying value of its cash and cash equivalents to approximate the SFAS No. 107 value due to the short maturity of these investments. Based on borrowing rates available to the Company at the end of 2000 for mortgage loans with similar terms and maturities, the SFAS No. 107 value of the

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)
                  mortgage notes and other debts payable approximates carrying value at December 31, 2000 and 1999. In addition, the Company estimates that the SFAS No. 107 value of its interest rate cap agreements (Note 5) at December 31, 2000 is approximately $344. The Company has no other significant financial instruments.

                  Acquisitions
                  Acquisitions of properties are accounted for utilizing the purchase method and, accordingly, the results of operations are included in the Company's results of operations from the respective dates of acquisition. The Company has financed the acquisitions through the date of this report through a combination of secured and unsecured debt, issuance of Operating Partnership Units and the proceeds of the public offerings of Depositary Shares and Common Stock as described in Note 1.

                  Properties
                  Real estate assets are stated at cost. Interest and real estate taxes incurred during construction periods are capitalized and amortized on the same basis as the related assets. The real estate assets of the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A real estate asset is considered to be impaired when the estimated future undiscounted operating income is less than its carrying value. To the extent an impairment has occurred, the excess of carrying value of the asset over its estimated fair value will be charged to income. Depreciation expense is computed using the straight-line method based upon the following estimated useful lives:

                                                                  Years
                                                                  -----
              Buildings and improvements.........................   40

              Equipment and fixtures.............................   10

                  Construction allowances paid to tenants are capitalized and depreciated over the average lease term. Maintenance and repairs are charged to expense when incurred. Expenditures for significant betterments and improvements are capitalized.

                  Investments In Unconsolidated Affiliates
                  The Company accounts for its investments in unconsolidated affiliates using the equity method whereby the cost of an investment is adjusted for the Company's share of equity in net income or loss from the date of acquisition and reduced by distributions received. The Company generally shares in the profit and losses, cash flows and other matters relating to its unconsolidated affiliates in accordance with its respective ownership percentages. However, due to currently unpaid and accrued preferences on the GGMI preferred stock as described in Note 4, the Company was entitled to 100% of the earnings (loss) and cash flows generated by GGMI in 2000, 1999 and 1998. In addition, differences between the Company's carrying value of its investment in the unconsolidated affiliates and the Company's share of the underlying equity of such unconsolidated affiliates are amortized over the respective lives of the unconsolidated affiliates.

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)

                  Income Taxes
                  General Growth elected to be taxed as a real estate investment trust under sections 856-860 of the Internal Revenue Code of 1986 (the "Code"), commencing with its taxable year beginning January 1, 1993. In order to qualify as a real estate investment trust, General Growth is required to distribute at least 95% (90% in 2001 and subsequent years) of its ordinary taxable income and 100% of capital gains to stockholders and to meet certain asset and income tests as well as certain other requirements. As a real estate investment trust, General Growth will generally not be liable for Federal income taxes, provided it satisfies the necessary requirements. Accordingly, the consolidated statements of operations do not reflect a provision for income taxes. State income taxes are not significant.

                  One of the Company's affiliates, GGMI, is a taxable corporation and accordingly, state and Federal income taxes on its net taxable income are payable by GGMI.

                  Earnings Per Share ("EPS")
                  Basic per share amounts are based on the weighted average of common shares outstanding of 52,058,320 for 2000, 45,940,104 for 1999 and 36,190,367 for 1998. Diluted per share amounts are based on the total number of weighted average common shares and dilutive securities (stock options) outstanding of 52,096,331 for 2000, 46,030,559 for 1999, and 36,381,914
                  for 1998. The effect of the issuance of the PIERS is anti-dilutive with respect to the Company's calculation of diluted earnings per share for the year ended December 31, 2000, 1999 and 1998 and therefore has been excluded. However, certain options outstanding were not included in the computation of diluted earnings per share either because the exercise price of the options was higher than the average market price of the Common Stock for the applicable periods and therefore, the effect would be anti-dilutive or because the conditions which must be satisfied prior to the issuance of any such shares were not achieved during the applicable periods. The outstanding Units have been excluded from the diluted earnings per share calculation as there would be no effect on the EPS amounts since the minority interests' share of income would also be added back to net income.

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)

                  The following are the reconciliations of the numerators and denominators of the basic and diluted EPS:

                                                   Year ended December 31,
                                                  ----------------------------
                                                    2000      1999      1998
                                                  --------  --------  --------
            Numerators:
            Income before extraordinary items     $137,948  $114,921  $ 71,194
              Dividends on PIERS                   (24,467)  (24,467)  (13,433)
                                                  --------  --------  --------
              Income available to common
               stockholders before extraordinary
               items - for basic and diluted EPS  $113,481    90,454  $ 57,761
              Extraordinary items                        -   (13,796)   (4,749)
                                                  --------  --------  --------
            Net income available to common
             stockholders - for basic and
             diluted EPS                          $113,481  $ 76,658  $ 53,012
                                                  ========  ========  ========
            Denominators:
            Weighted average common shares
             outstanding (in thousands) - for
             basic EPS                              52,058    45,940    36,190
            Effect of dilutive securities -
              options                                   38        91       192
                                                  --------  --------  --------
            Weighted average common shares
             outstanding (in thousands) - for
             diluted EPS                            52,096    46,031    36,382
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

                  Comprehensive Income
                  Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" requires that the Company disclose comprehensive income in addition to net income. Comprehensive income is a more inclusive financial reporting methodology that encompasses net income and all other changes in equity except those resulting from investments by and distributions to equity holders. Included in comprehensive income but not net income is unrealized holding gains or losses on marketable securities classified as available-for-sale. Although General Growth and its

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)
                  consolidated affiliates do not have any available-for-sale securities, one of its unconsolidated affiliates received common stock of Simon Property Group, Inc. as part of a 1998 transaction. Unrealized holding gains or losses on such securities through December 31, 1998 were not significant and were not reflected. However, during 1999 the Company reduced its carrying amount for its investment in such unconsolidated affiliate by $2,436 and reflected $1,714 as other comprehensive loss, net of minority interest of $722, as its equity in such unconsolidated affiliate's cumulative unrealized holding loss on such securities. For the year ended December 31, 2000 there were holding gains on such securities of $177, net of minority interest of $67 which were recorded.

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

 NOTE 3 PROPERTY  Wholly-Owned Properties
    ACQUISITIONS  2000
             AND
    DEVELOPMENTS

                  During September 1999, St. Cloud Funding, L.L.C., a wholly-owned subsidiary of the Operating Partnership ("St. Cloud Funding"), agreed to advance approximately $31,000 to an unaffiliated developer in the form of a second mortgage loan (bearing interest at 15% per annum) collateralized by such developer's ownership interest in Crossroads Center in St. Cloud (Minneapolis), Minnesota. Contemporaneously with the loan, St. Cloud Mall L.L.C., all of the interests of which are owned by the Company ("St. Cloud Mall"), was granted an option to acquire the property in 2002. The loan had a scheduled maturity of June 1, 2004 which was accelerated in February 2000 to April 28, 2000. In conjunction with the maturity date modification, a put option agreement was executed which would permit the borrower (after March 15, 2000) to require St. Cloud Mall to purchase the property. In addition, St. Cloud Mall's purchase option was advanced to April 2000. On March 15, 2000, the borrower notified St. Cloud Mall of the exercise of the put option. Pursuant to the put option agreement, on April 26, 2000, St. Cloud Mall purchased the property at a price equal to approximately $2,000 plus the then outstanding balances of the first mortgage (approximately $46,600) and St. Cloud Funding's second mortgage.

                  1999
                  On January 11, 1999, the Company acquired a 100% ownership interest in The Crossroads Mall in Kalamazoo, Michigan. The aggregate purchase price was approximately $68,000 (subject to pro-rations and certain adjustments), which was

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)
                  funded initially from a new $83,655 short-term floating rate interim loan. In May 1999, a new $45,000 ten-year non-recourse mortgage loan collateralized by the property was obtained.

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

                  1998
                  On April 2, 1998, the Company acquired Southwest Plaza located in Denver, Colorado. On May 8, 1998, the Company completed the acquisition of Northbrook Court Shopping Center located in Northbrook (Chicago), Illinois. The aggregate purchase price for Southwest Plaza and Northbrook Court was approximately $261,000, including approximately $149,000 of assumed debt. The Company contributed Northbrook Court to GGP/Homart II in November 1999 as described in Note 4.

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

                  On July 21, 1998, the Company acquired Altamonte Mall in Altamonte Springs (Orlando), Florida. The aggregate consideration paid for Altamonte Mall was $169,000 (subject to prorations and certain adjustments), part of which was paid by the payoff of approximately $24,000 of indebtedness assumed at acquisition with cash

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)
                  borrowed under the Company's line of credit facility (the "Credit Facility") as described in Note 5, and the balance of which was paid by the issuance of 3,683,143 Units. The Company contributed Altamonte Mall to GGP/Homart II in November, 1999 as described in Note 4.

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

                  On October 21, 1998, the Company acquired Mall St. Vincent in Shreveport, Louisiana. The aggregate consideration paid for Mall St. Vincent was $26,400 (subject to prorations and certain adjustments) which was paid by issuing 200,052 Units, of which 88,871 were immediately redeemed for cash (borrowed under the Company's Credit Facility) upon demand of the holders of such Units, and by assuming approximately $19,200 of mortgage debt.

                  Developments
                  During the three year period ending December 31, 2000, the Company was developing or had completed construction at the following three development sites: Coralville (Iowa City), Iowa; Grandville (Grand Rapids), Michigan and Frisco (Dallas), Texas. Coral Ridge Mall, located in Coralville (Iowa City), Iowa was completed and opened in July 1998. Construction of the Grandville (Grand Rapids) mall (RiverTown Crossings) commenced in December 1997, and opened in November 1999. Construction of Stonebriar Centre, currently owned by GGP/Homart II, located in Frisco (Dallas), Texas commenced in October of 1999 and opened in August of 2000.

                  The Company has an ongoing program of renovations and expansions at its properties including significant projects currently under construction at the Park Mall in Tuscon, Arizona; Eden Prairie Mall in Eden Prairie (Minneapolis), Minnesota; and Knollwood Mall in St. Louis Park (Minneapolis), Minnesota. In addition, the Company has commenced construction of an integrated broadband distribution system that will

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)
                  provide tenants at its properties with a private wide-area network as well as supporting applications and equipment (the "Broadband System"). The Company has already incurred the majority of these network costs (financed or to be financed by fixed-rate intermediate term equipment financing) and anticipates having the majority of its regional shopping centers wired for such broadband connectivity by the end of the second quarter of 2001.

                  During 1999, the Company formed a joint venture to develop a regional mall in Westlake (Dallas), Texas. As of December 31, 2000, the Company had invested approximately $14,460 in the joint venture. The Company is currently obligated to fund pre-development costs (estimated to be approximately $1,545, most of which has been incurred). Actual development costs are not resolved at this time. The retail site, part of a planned community which is expected to contain a resort hotel, a golf course, luxury homes and corporate offices, is currently planned to contain up to 1.6 million square feet of tenant space including up to six anchor stores and a multi-screen theater. There can be no assurance that development of this site will proceed beyond the pre-development phase.

                  The Company also owns and is investigating certain other potential development sites, including sites in Toledo, Ohio and West Des Moines, Iowa but there can be no assurance that development of these sites will proceed.

          NOTE 4  GGP/Homart
  INVESTMENTS IN The Company owns 50% of GGP/Homart with the remaining UNCONSOLIDATED ownership interest held by the New York State Common
      AFFILIATES  Retirement Fund, an institutional investor. GGP/Homart has elected to be taxed as a REIT. The Company's co-investor in GGP/Homart has an exchange right under the GGP/Homart Stockholders Agreement, which permits it to convert its ownership interest in GGP/Homart to shares of Common Stock of General Growth. If such exchange right is exercised, the Company may alternatively satisfy such exchange in cash.

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

                  GGP/Homart II
                  In November 1999, the Company, together with New York State Common Retirement Fund, the Company's co-investor in GGP/Homart, formed GGP/Homart II, a Delaware limited liability company which is owned equally. GGP/Homart II owns

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)
                  100% interests in Stonebriar Centre in Frisco (Dallas), Texas, Altamonte Mall in Altamonte Springs (Orlando), Florida, Natick Mall in Natick (Boston), Massachusetts and Northbrook Court in Northbrook (Chicago), Illinois which were contributed by the Company; and 100% interests in Alderwood Mall in Lynnwood (Seattle), Washington; Carolina Place in Charlotte, North Carolina; and Montclair Plaza in Los Angeles, California which were contributed by the New York State Common Retirement Fund. Certain of the malls were contributed subject to existing financing in order to balance the net equity values of the malls contributed by each of the venture partners. According to the membership agreement between the venture partners, the Company and its joint venture partner share in the profits and losses, cash flows and other matters relating to GGP/Homart II in accordance with their respective ownership percentages.

                  GGP Ivanhoe III
                  On July 23, 1998, effective as of June 30, 1998, GGP Ivanhoe III acquired the U.S. Prime Property, Inc. ("USPPI") portfolio through a merger of a wholly-owned subsidiary of GGP Ivanhoe III into USPPI. The common stock of GGP Ivanhoe III is owned 51% by the Company and 49% by an affiliate of Ivanhoe Inc. of Montreal, Quebec, Canada ("Ivanhoe"). GGP Ivanhoe III has elected to be taxed as a REIT. The aggregate consideration paid pursuant to the merger agreement was approximately $625,000 (less certain adjustments, including a credit of approximately $64,000 for outstanding mortgage indebtedness and accrued interest thereon and other miscellaneous items). The acquisition was financed with a $392,000 acquisition loan bearing interest at LIBOR plus 90 basis points which became due July 1, 1999, (subsequently extended and repaid in September 1999 as described below) and capital contributions from the Company and the "joint venture partner" in proportion to their respective stock ownership. Pursuant to the GGP Ivanhoe III stockholders' agreement, the Company initially contributed approximately $91,290 to GGP Ivanhoe III (less certain interest and other credits). The Company's capital contributions were funded primarily with borrowing under the Company's Credit Facility. The properties acquired include: Landmark Mall in Alexandria, Virginia; Mayfair Mall and adjacent office buildings in Wauwatosa (Milwaukee), Wisconsin; Meadows Mall in Las Vegas, Nevada; Northgate Mall in Chattanooga, Tennessee; Oglethorpe Mall in Savannah, Georgia; and Park City Center in Lancaster, Pennsylvania.

                  Effective as of September 28, 1999, GGP Ivanhoe III acquired, through its wholly-owned subsidiary, Oak View Mall in Omaha, Nebraska from an unrelated third party. In addition, on December 22, 1999, GGP Ivanhoe III acquired Eastridge Shopping Center in San Jose, California. The aggregate purchase price for the two properties was approximately $160,000. A portion of the purchase price was financed with an $83,000 ten-year mortgage loan, collateralized by the Oak View Mall which bears interest at 7.71% per annum (and requires monthly payments of principal and interest based upon a 30-year amortization schedule). The remainder of the purchase price was funded by capital contributions from the Company and Ivanhoe in proportion to their respective stock ownership in GGP Ivanhoe III and short-term loans of approximately $30,000 bearing interest at LIBOR (6.56% at December 31, 2000) plus 185 basis

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)
                  points and maturing in June 2001. The Company's capital contributions were funded primarily from proceeds from the Company's Credit Facility.

                  On September 30, 1999, GGP Ivanhoe III repaid the $392,000 acquisition loan with its allocated portion of the proceeds of the issuance of commercial mortgage-backed securities as described in Note 5 and capital contributions of approximately $26,000 and $25,000 from each of the Company and Ivanhoe, respectively. In conjunction with the repayment, GGP Ivanhoe III expensed previously unamortized deferred financing costs, the Company's share of which (approximately $1,799) has been reflected as an extraordinary item for the year ended December 31, 1999.

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

                  GGMI
                  At December 31, 2000, the Operating Partnership owned all of the non-voting preferred stock of GGMI representing 95% of the equity interest. Certain key current and former employees of the Company held the remaining 5% equity interest through ownership of 100% of the common stock of GGMI, which was entitled to all voting rights in GGMI. Accordingly, the Company utilized the equity method to account for its ownership interest in GGMI. As no preferred stock dividends had been paid by GGMI, the Company had been allocated 100% of the earnings (loss) and cash flows generated by GGMI since 1996. The Operating Partnership also had advanced funds to GGMI, at interest rates ranging from 8% to 14% per annum, which were scheduled to mature by 2016. The loans required payment of interest only until maturity. GGMI manages, leases, and performs various other services for the Portfolio Centers and other properties owned by unaffiliated third parties.

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)

                  On January 1, 2001 the Company acquired 100% of the common stock of GGMI. In connection with the acquisition, the GGMI preferred stock owned by the Company was cancelled and approximately $40,000 of the outstanding loans owed by GGMI to the Company were contributed to the capital of GGMI. In addition, the Company and GGMI concurrently terminated the management contracts for the Wholly-Owned Centers as the management activities will be performed directly by the Company. The operations of GGMI will be fully consolidated with the Company but GGMI will continue to manage, lease, and perform various other services for the Unconsolidated Centers and other properties owned by unaffiliated third parties. During 2001, the Company will elect for GGMI to be treated as a taxable REIT subsidiary (a "TRS") as permitted by the Tax Relief Extension Act of 1999.

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)

SUMMARIZED FINANCIAL INFORMATION OF INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

Following is summarized financial information for the Company's Unconsolidated Real Estate Affiliates as of December 31, 2000 and 1999 and for the years ended December 31, 2000, 1999 and 1998.

                  CONDENSED BALANCE SHEETS

                                                    December 31, 2000
                                                                     All Other
                                                                    Real Estate
                                           GGP/Homart GGP/Homart II Affiliates
                                           ---------- ------------- -----------
            Assets:
            Net investment in real estate  $1,437,600  $1,240,709   $1,164,122
            Investment in real estate
             joint ventures                    49,563           -            -
            Other assets                      116,242      80,866       69,362
                                           ----------  ----------   ----------
                                           $1,603,405  $1,321,575   $1,233,484
                                           ==========  ==========   ==========
            Liabilities and Owners'
             Equity:
            Mortgage and other notes
             payable                       $1,134,346  $  621,924   $  728,343
            Accounts payable and accrued
             expenses                          38,712      38,018       49,195
            Owners' equity                    430,347     661,633   $  455,946
                                           ----------  ----------   ----------
                                           $1,603,405  $1,321,575   $1,233,484
                                           ==========  ==========   ==========

                                                    December 31, 1999
                                                                     All Other
                                                                    Real Estate
                                           GGP/Homart GGP/Homart II Affiliates
                                           ---------- ------------- -----------
            Assets:
            Net investment in real estate  $1,225,379  $1,178,202   $1,145,385
            Investment in real estate
             joint ventures                   110,540           -            -
            Other assets                      116,817     293,721       51,826
                                           ----------  ----------   ----------
                                           $1,452,736  $1,471,923   $1,197,211
                                           ==========  ==========   ==========
            Liabilities and Owners'
             Equity:
            Mortgage and other notes
             payable                       $  945,553  $  641,850   $  733,935
            Accounts payable and accrued
             expense                           37,941      41,886       36,733
            Owners' equity                    469,242     788,187      426,543
                                           ----------  ----------   ----------
                                           $1,452,736  $1,471,923   $1,197,211
                                           ==========  ==========   ==========

                  CONDENSED STATEMENTS OF OPERATIONS

                                                   December 31, 2000
                                                                    All Other
                                                                   Real Estate
                                          GGP/Homart GGP/Homart II Affiliates
                                          ---------- ------------- -----------
            Revenues:
            Tenant rents                   $254,275    $146,730     $199,709
            Operating expenses (1)          146,138      81,678      117,266
                                           --------    --------     --------
            Operating Income (loss)         108,137      65,052       82,443

            Interest expense, net (2)       (73,098)    (34,914)     (53,128)
            Equity in net income of
             unconsolidated real estate
             affiliates                       4,333           -            -
            Gain on property sales           (1,811)          -            -
            Income allocated to minority
             interest                          (408)          -            -
                                           --------    --------     --------
            Net Income (loss)              $ 37,153    $ 30,138     $ 29,315
                                           ========    ========     ========

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

                                                   December 31, 1999
                                                                    All Other
                                                                   Real Estate
                                          GGP/Homart GGP/Homart II Affiliates
                                          ---------- ------------- -----------
            Revenues:
            Tenant rents                   $224,599     $12,535     $163,445

            Operating expenses (1)          129,465       6,590     $ 93,699
                                           --------     -------     --------
            Operating Income (loss)          95,134       5,945       69,746

            Interest expense, net (2)       (60,814)     (1,758)     (45,624)
            Equity in net income of
             unconsolidated real estate
             affiliates                       5,504           -            -
            Gain on property sales              816           -
            Extraordinary Item                                        (3,528)
            Income allocated to minority
             interest                          (808)          -            -
                                           --------     -------     --------
            Net Income (loss)              $ 39,832     $ 4,187     $ 20,594
                                           ========     =======     ========

                                                   December 31, 1998
                                                                    All Other
                                                                   Real Estate
                                          GGP/Homart GGP/Homart II Affiliates
                                          ---------- ------------- -----------
            Revenues:
            Tenant rents                   $184,783     $     -     $103,803

            Operating expenses (1)          107,717           -       54,530
                                           --------     -------     --------
            Operating Income (loss)          77,066           -       49,273

            Interest expense, net (2)       (47,799)                 (29,882)
            Equity in net income of
             unconsolidated real estate
             affiliates                       5,011           -            -
            Gain on property sales           13,182           -            -
            Income allocated to minority
             interest                          (705)          -            -
                                           --------     -------     --------
            Net Income (loss)              $ 46,755     $     -     $ 19,391
                                           ========     =======     ========

                  Significant accounting policies used by the Unconsolidated Real Estate Affiliates are the same as those used by the Company.

                  --------
                  (1)  Includes depreciation and amortization.
                  (2)  Includes extraordinary items.

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)

 NOTE 5 MORTGAGE Mortgage notes and other debts payable at December 31, 2000 NOTES AND OTHER and 1999 consisted of the following:
   DEBTS PAYABLE

                                                    December 31,
                                                   2000       1999
                                                ---------- ----------
            Fixed-Rate debt
              Mortgage and other notes payable  $1,832,783 $1,724,854
            Variable-Rate debt
              Mortgage notes payable             1,146,343  1,234,680
              Credit Facility and bank loans       265,000    160,000
                                                ---------- ----------
              Total Variable-Rate debt           1,411,343  1,394,680
                                                ---------- ----------
              Total                             $3,244,126 $3,119,534
                                                ========== ==========

                  FIXED RATE DEBT
                  Mortgage Notes Payable
                  The fixed-rate mortgage notes bear interest ranging from 6.41% to 10.00% per annum (weighted average of 7.01% per annum), require monthly payments of principal and/or interest and have various maturity dates through 2020 (weighted average remaining term of 5.0 years). Certain properties are pledged as collateral for the related mortgage notes. The mortgage notes payable as of December 31, 2000 are non-recourse to the Company (except to the extent of supplemental guarantees executed by the Company). Certain loans have cross-default provisions and are cross-collateralized as part of a group of properties. Under certain cross-default provisions, a default under any mortgage notes included in a cross-defaulted package may constitute a default under all such mortgage notes and may lead to acceleration of the indebtedness due on each property within the collateral package. In general, the cross-defaulted properties are under common ownership. However, GGP Ivanhoe debt collateralized by two GGP Ivanhoe centers totaling $125,000 is cross-defaulted and cross-collateralized with debt collateralized by eleven Wholly-Owned centers. GGP Ivanhoe III debt collateralized by five GGP Ivanhoe III centers totaling $341,019 is cross-defaulted and cross-collateralized with debt collateralized by four Wholly-Owned Centers.

                  VARIABLE RATE DEBT
                  Mortgage Notes Payable
                  Variable mortgage notes payable at December 31, 2000 consist primarily of the approximate $110,000 outstanding on the construction loan collateralized by Rivertown Crossings as described below, approximately $130,000 of non-recourse financing collateralized by a pool of six Wholly-Owned properties and approximately $856,350 of collateralized mortgage-backed securities as described below. The loans bear interest at a rate per annum equal to LIBOR plus 90 to 250 basis points.

                  Commercial Mortgage-Backed Securities
                  In August 1999, the Company issued $500,000 of commercial mortgage-backed securities, collateralized by the Ala Moana Center (see Note 3), with a maturity date of September 10, 2004 assuming the exercise by the Company of no-cost extension

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)
                  options aggregating two years. The securities (the "Ala Moana CMBS") are comprised of notes which bear interest at rates per annum ranging from LIBOR plus 50 basis points to LIBOR plus 275 basis points (weighted average equal to LIBOR plus 95 basis points), calculated and payable monthly. In conjunction with the issuance of the Ala Moana CMBS, the Company arranged for an interest rate cap agreement, the effect of which will limit the maximum interest rate the Company will be required to pay on the securities to 9% per annum. Payments received pursuant to the interest rate cap agreement for the year ended December 31, 2000 were approximately $77, which were reflected as a reduction in net interest expense. Approximately $438,000 of the proceeds from the sale of the Ala Moana CMBS was used by the Company to repay the short-term mortgage loan obtained in July, 1999 to enable it to purchase the Ala Moana Center. The remainder was utilized by the Company for general working capital purposes including paydowns on the Company's Credit Facility.

                  In September 1999, the Company issued $700,229 of commercial mortgage backed securities with a maturity date of October 10, 2004, assuming the exercise of no-cost extension options aggregating two years, cross-collateralized and cross-defaulted by a portfolio of nine regional malls and an office complex adjacent to one of the regional malls. The properties in the portfolio are Mayfair Mall and adjacent office buildings in Wauwatosa (Milwaukee), Wisconsin; Park City Center in Lancaster, Pennsylvania; Oglethorpe Mall in Savannah, Georgia; Landmark Mall in Alexandria, Virginia, all centers owned by GGP Ivanhoe III; and Northgate Mall in Chattanooga, Tennessee; The Boulevard Mall in Las Vegas, Nevada; Regency Square Mall in Jacksonville, Florida; Valley Plaza Shopping Center in Bakersfield, California; Northridge Fashion Center in Northridge (Los Angeles), California, all Wholly-Owned Centers. The securities (the "GGP-Ivanhoe CMBS") are comprised of notes which bear interest at rates per annum ranging from LIBOR plus 52 basis points to LIBOR plus 325 basis points (weighted average equal to LIBOR plus approximately 109 basis points), calculated and payable monthly. In conjunction with the issuance of the GGP-Ivanhoe CMBS, the Company arranged for an interest rate cap agreement, the effect of which will limit the maximum interest rate the Company will be required to pay on the securities to 9.03% per annum. Payments received pursuant to the interest rate cap agreement for the year ended December 31, 2000 were approximately $366, which were reflected as a reduction in net interest expense. Approximately $340,000 of the proceeds from the sale of the GGP-Ivanhoe CMBS repaid amounts collateralized by the GGP Ivanhoe III properties in the GGP-Ivanhoe CMBS Portfolio of properties and the remaining approximately $360,000 repaid amounts collateralized by Wholly-Owned properties in the GGP-Ivanhoe CMBS portfolio of properties.

                  Credit Facility
                  The Company's $200,000 unsecured revolving Credit Facility was originally scheduled to mature on July 31, 2000. On June 23, 2000, the Company prepaid all remaining outstanding principal amounts and terminated the Credit Facility. The Credit Facility bore interest at a floating rate per annum equal to LIBOR plus 80 to 120 basis points depending upon the Company's leverage ratio. The Credit Facility

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)
                  was subject to financial performance covenants including debt-to-market capitalization, minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") ratios and minimum equity values.

                  As of July 31, 2000 the Company obtained a new unsecured revolving credit facility (the "Revolver") in a maximum aggregate principal amount of $135,000 (increased to $160,000 in September 2000). At December 31, 2000 the outstanding balance of the Revolver was $35,000. The Revolver has a maturity of July 31, 2003 and bears interest at a floating rate per annum equal to LIBOR plus 100 to 190 basis points, depending on the Company's average leverage ratio. The Revolver is subject to financial performance covenants including debt to value and net worth ratios, EBITDA ratios and minimum equity values.

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

                  In January 1999, the Company obtained an additional $83,655 floating rate (7.27% at September 30, 1999) interim loan (originally scheduled to mature June 1, 1999) which was expected to be replaced or refinanced by the maturity date with new mortgage financing. During May, 1999, the Company obtained a new $45,000 mortgage loan collateralized by The Crossroads Mall in Kalamazoo, Michigan. The loan, which bears interest at 7.40% and matures on June 1, 2009, partially repaid the interim loan and the maturity of the remaining balance, approximately $38,655 at June 30, 1999, was extended and repaid in October 1999 with a portion of the proceeds of the six property two-year non-recourse mortgage pool financing described below.

                  In April 1999, the Company obtained an additional $25,000 bank loan, partially secured by Park Mall in Tucson, Arizona. In October 1999, the loan was increased to $50,000. The loan matures November 15, 2002 as extended, bears interest at a rate per annum of LIBOR plus 175 basis points and is expected to be further extended and then replaced by maturity with a $90,000 construction loan facility to be collateralized by Park Mall which is currently undergoing extensive renovation, with the final phase of renovation expected to be completed in 2001.

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

                  As of July 31, 2000, the Company obtained an unsecured term loan (the "Term Loan") in a maximum principal amount of $100,000. The principal amount of the Term Loan was increased to $155,000 in September, 2000. Term Loan proceeds were used to fund ongoing redevelopment projects and repay a portion of the remaining balance of the bank loan described in the prior paragraph immediately above. During the fourth quarter of 2000, the principal amount of the Term Loan was further increased to $230,000. The additional $75,000 was used to pay down the Revolver as discussed above and for current redevelopment projects. The Term Loan has a maturity of July 31, 2003 and bears interest at a rate per annum of LIBOR plus 100 to 170 basis points depending on the Company's average leverage ratio.

                  Construction Loan
                  During April 1999 the Company received $30,000 representing the initial loan draw on an $110,000 construction loan facility. The facility is collateralized by and provided financing for the RiverTown Crossings Mall development (including outparcel development) in Grandville (Grand Rapids), Michigan. The construction loan provides for periodic funding as construction and leasing continue and currently bears interest at a rate per annum of LIBOR plus 150 basis points. As of July 17, 2000 additional loan draws of approximately $80,000 had been made and no further amounts are available under the construction loan facility. Interest is due monthly but during 1999 was added to the periodic loan draws. The loan matures on June 29, 2001 and the Company currently intends to refinance the loan at or prior to maturity with a non-recourse long-term mortgage loan.

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)

                  Letters of Credit
                  As of December 31, 2000 and 1999, the Operating Partnership had outstanding letters of credit of $7,693 and $7,934, respectively, primarily in connection with special real estate assessments and insurance requirements. In addition, the Company has a letter of credit of approximately $11,200 related to the funding of the Ala Moana CMBS and pending construction projects at the Ala Moana Center.

                  Principal amounts due under mortgage notes and other debts payable mature as follows:

                            Amount
              Year         Maturing
              ----        ----------
              2001          $407,736
              2002           111,254
              2003           282,344
              2004         1,112,189
              2005            40,894
              Subsequent   1,289,709
                          ----------
              Total       $3,244,126
                          ==========

                  Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty of a yield-maintenance premium or a percentage of the loan balance.

                  Land, buildings and equipment related to the mortgage notes payable with an aggregate cost of approximately $4,599,615 at December 31, 2000 have been pledged as collateral. In addition, loans totaling approximately $386,540 (collateralized by assets with a total carrying value of approximately $477,389) were supplementally guaranteed by the Company. Certain properties, including those within the portfolios collateralized by commercial mortgage backed securities, are subject to financial performance convenants, primarily EBITDA ratios.

          NOTE 6 The extraordinary items resulted from prepayment costs and EXTRAORDINARY unamortized deferred financing costs related to the early
           ITEMS extinguishment, primarily through refinancings, of mortgage notes payable. In 1999, the basic and diluted per share impact of the extraordinary items was $.30. The basic per share impact of the extraordinary items in 1998 was $.14, and the diluted per share impact was $.13.

  NOTE 7 RENTALS The Company receives rental income from the leasing of UNDER OPERATING retail shopping center space under operating leases. The
          LEASES minimum future rentals based on operating leases of Wholly-Owned Centers held as of December 31, 2000 are as follows:

              Year         Amount
              ----        --------
              2001        $367,233
              2002         352,886
              2003         325,220
              2004         300,440
              2005         262,294
              Thereafter   982,599

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)

                  Minimum future rentals do not include amounts which are payable by certain tenants based upon a percentage of their gross sales or as reimbursement of shopping center operating expenses.

                  The tenant base includes national and regional retail chains and local retailers, and consequently, the Company's credit risk is concentrated in the retail industry.

          NOTE 8  GGMI
    TRANSACTIONS GGMI had previously been contracted to provide management, WITH AFFILIATES leasing, development and construction management services for the Wholly-Owned Centers. In addition, certain shopping center advertising and payroll costs of the properties were paid by GGMI and reimbursed by the Company. Total costs included in the consolidated financial statements related to agreements with GGMI are as follows:

                                           Year Ended December 31,
                                            2000    1999    1998
                                           ------- ------- -------
              Management and Leasing Fees  $22,834 $21,201 $15,074
              Cost Reimbursements           55,937  56,548  41,594
              Development Costs              8,833   3,499   7,801

                  On January 1, 2001, in connection with the acquisition of the common stock of GGMI, the Company and GGMI agreed to concurrently terminate the management contracts with respect to the Wholly-Owned Centers. Effective January 1, 2001, the Wholly-Owned Centers will be self-managed under the same standards and procedures in effect prior to January 1, 2001.

                  Notes Receivable-Officers
                  In April, May and September, 1998 certain officers of the Company issued to the Company an aggregate of $3,164 of promissory notes in connection with their exercise of options to purchase an aggregate of 166,000 shares of the Company's Common Stock. During 1999, the Company received approximately $62 in payments, made advances of approximately $380 in conjunction with additional advances and Common Stock purchases by such officers and forgave approximately $64 in principal and accrued interest on such notes. During 2000, the Company has made aggregate advances of $7,149 in conjunction with the exercise of options to purchase an aggregate 270,000 shares of Common Stock by officers. In June 2000, a $1,120 loan was repaid by one of the officers. Also in 2000, the Company forgave approximately $150 of other notes receivable from an officer (previously reflected in prepaid expenses and other assets). In January 2001, the Company made an additional
                  $1,120 advance to an officer in conjunction with the exercise of options to purchase 40,000 shares of Common Stock. The notes, which bear interest at a rate computed as a formula of a market rate, are collateralized by the shares of Common Stock issued upon exercise of such options, provide for quarterly payments of interest and are payable to the Company on demand.

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)

 NOTE 9 EMPLOYEE  Stock Incentive Plan
     BENEFIT AND The Company's Stock Incentive Plan provides incentives to STOCK PLANS attract and retain officers and key employees. An aggregate of 3,000,000 shares of Common Stock have been authorized for issuance under the plan. Options are granted by the Compensation Committee of the Board of Directors at an exercise price of not less than 100% of the fair market value of the Common Stock on the date of grant. The term of the option is fixed by the Compensation Committee, but no option is exercisable more than 10 years after the date of the grant. Options granted to officers and key employees are for 10-year terms and are generally exercisable in either 33 1/3% or 20% annual increments from the date of the grants. However, during 2000, 53,319 options were granted to certain employees under the Stock Incentive Plan (of which 5,000 were forfeited during 2000) with the same terms as the TSO's granted in 2000 (as described and defined below). Options granted to non-employee directors are exercisable in full commencing on the date of grant and expire on the tenth anniversary of the date of the grant.

                  A summary of the status of the Company's Stock Incentive Plan as of December 31, 2000, 1999 and 1998 and changes during the year ended on those dates is presented below.

                                             2000                1999                1998
                                      ------------------- ------------------- -------------------
                                                 Weighted            Weighted            Weighted
                                                 Average             Average             Average
                                                 Exercise            Exercise            Exercise
                                       Shares     Price    Shares     Price    Shares     Price
                                      ---------  -------- ---------  -------- ---------  --------
            Outstanding at beginning
             of year                    827,500   $29.85    848,500   $28.99    785,000   $24.79
            Granted                     205,319    30.89     47,500   $32.42    229,500   $36.19
            Exercised                  (276,500)   26.38    (60,000)  $19.00   (166,000)  $19.06
            Forfeited                   (14,000)   33.97     (8,500)  $34.78         --       --
                                      ---------   ------  ---------   ------  ---------   ------
            Outstanding at end of
             year                       742,319    31.36    827,500   $29.85    848,500   $28.99
                                      =========           =========           =========
            Exercisable at end of
             year                       467,500    30.64    595,500   $28.76    414,500   $27.57
            Options available for
             future grants            1,644,014           1,835,333           1,874,333
            Weighted average per
             share fair value of
             options granted during
             the year                              $2.62               $2.84               $3.18

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)

                  The following table summarizes information about stock options outstanding pursuant to the Stock Incentive Plan at December 31, 2000:

                                 OPTIONS OUTSTANDING                            OPTIONS EXERCISABLE
            --------------------------------------------------------------------------------------------
                                Number    Weighted Average                    Options
               Range Of       Outstanding    Remaining     Weighted Average Exercisable Weighted Average
            Exercise Prices   At 12/31/00 Contractual Life  Exercise Price  At 12/31/00  Exercise Price
            ---------------   ----------- ---------------- ---------------- ----------- ----------------
            $19.00 - $22.50       2,000      3.8 years          $21.31          2,000        $21.31
            $27.81 - $29.97     429,819      6.9 years          $28.59        301,500        $27.99
            $31.75 - $33.84      93,500      8.9 years          $33.07         28,000        $32.76
            $36.06 - $37.69     217,000      6.8 years          $36.20        136,000        $36.21
                                -------      ---------          ------        -------        ------
                                742,319      7.1 years          $31.36        467,500        $30.64
                                =======      =========          ======        =======        ======

                  1998 Incentive Plan
                  General Growth also has an incentive stock plan entitled the 1998 Incentive Stock Plan (the "1998 Incentive Plan"). Under the 1998 Incentive Plan, stock incentive awards in the form of threshold-vesting stock options ("TSOs") are granted to employees. The exercise price of the TSOs to be granted to a participant will be the Fair Market Value ("FMV") of a share of Common Stock on the date the TSO is granted. The threshold price (the "Threshold Price") which must be achieved in order for the TSO to vest will be determined by multiplying the FMV on the date of grant by the Estimated Annual Growth Rate (currently set at 7% in the 1998 Incentive Plan) and compounding the product over a five year period. Shares of the Common Stock must achieve and sustain the Threshold Price for at least 20 consecutive trading days at any time over the five years following the date of grant in order for the TSO to vest. All TSOs granted will have a term of 10 years but must vest within 5 years of the grant date in order to avoid forfeiture.

                  The aggregate number of shares of Common Stock which may be subject to TSOs issued pursuant to the 1998 Incentive Plan may not exceed 1,000,000, subject to certain customary adjustments to prevent dilution. TSOs to purchase 251,030 and 313,964 shares of Common Stock at an exercise price of $29.97 and $31.69 respectively, were granted in 2000 and 1999, respectively. The estimated fair value of the 2000 TSOs is $1.49 and the estimated fair value of the 1999 grants was $1.36. None of the TSOs granted in 2000 and 1999 have vested. In addition, 13,606 of the 251,030 shares granted in 2000 and 60,336 of the 313,964 shares granted in 1999 have been forfeited thru December 31, 2000.

                  The fair value of each option grant for 2000, 1999 and 1998 for the Stock Incentive Plan and the 1998 Incentive Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                         2000      1999      1998
                                       --------- --------- ---------
              Risk-free interest rate      6.19%     5.21%     5.48%
              Dividend yield               6.86%     7.22%     7.28%
              Expected life            5.2 years 4.6 years 4.2 years
              Expected volatility          18.2%     20.0%     19.4%

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)

                  Employee Stock Purchase Plan
                  During 1999, General Growth established the General Growth Properties, Inc. Employee Stock Purchase Plan (the "ESPP") to assist eligible employees in acquiring a stock ownership interest in the General Growth. A maximum of 500,000 shares of Common Stock is reserved for issuance under the ESPP. Under the ESPP, eligible employees make payroll deductions over a six-month purchase period at which time the amounts withheld are used to purchase shares of Common Stock at a purchase price equal to 85% of the lesser of the closing price of a share of Common Stock on the first trading day of the purchase period or the last trading day of the purchase period. The first purchase period under the ESAP ended December 31, 1999. On January 3, 2000, 26,205 shares of Common Stock were sold to ESPP participants at a price of $23.80 per share. The second purchase period under the ESPP ended June 30, 2000 at which time 41,534 shares of Common Stock were sold to ESPP participants at a price of $23.75 per share. The third purchase period ended on December 29, 2000 at which time 26,108 shares of Common Stock were sold to ESPP participants at a price of $27.09 per share. The fair value of the rights to purchase pursuant to the ESPP in 2000 was estimated to be $5.04 per share using the Black-Scholes option pricing model, with the following assumptions: a risk free rate of 5.95%, a dividend yield of 6.86% and expected volatility of 18.20%.

                  Stock Option Pro Forma Data
                  The Company had applied Accounting Principles Board Opinion 25 in accounting for the Stock Incentive Plan, the 1998 Incentive Plan and the Employee Stock Purchase Plan through June 30, 2000 as provided by Interpretation 44 as defined and further described in Note 12. Accordingly, no compensation costs have been recognized. Had compensation costs for the Company's plans been determined based on the fair value at the grant date for options granted in 2000, 1999 and 1998 in accordance with the method required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation", the Company's net income and net income per share would have been reduced to the pro forma amounts as follows:

                                          Year Ended December 31,
                                            2000    1999    1998
                                          -------- ------- -------
            Net Income
              As Reported                 $113,481 $76,658 $53,012
              Pro Forma                    113,081 $76,160 $52,709

            Net earnings per share -
              basic
              As Reported                   $ 2.18  $ 1.67  $ 1.46
              Pro Forma                     $ 2.17  $ 1.66  $ 1.46

            Net earnings per share -
              diluted
              As Reported                   $ 2.18  $ 1.66  $ 1.46
              Pro Forma                     $ 2.17  $ 1.65  $ 1.45

                  Management Savings Plan
                  The Company sponsors the General Growth Management Savings and Employee Stock Ownership Plan (the "401(k) Plan") which permits all eligible employees to

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)
                  defer a portion of their compensation in accordance with the provisions of Section 401(k) of the Code. Under the 401(k) Plan, the Company may make, but is not obligated to make, contributions to match the contributions of the employees. For the years ending December 31, 2000, 1999 and 1998 the Company made matching contributions of approximately $3,554, $2,891 and $2,042 respectively.

         NOTE 10
   DISTRIBUTIONS  On December 15, 2000, the Company declared a cash
         PAYABLE distribution of $.53 per share that was paid on January 31, 2001, to stockholders of record (1,390 owners of record) on
                  January 5, 2001, totaling $            27,744. In addition, a
                  distribution of $ 10,385 was paid to the limited partners of the Operating Partnership. Concurrently, the Company declared the fourth quarter 2000 preferred stock dividend, for the period from October 1, 2000 through December 31, 2000, in the amount of $0.4531 per share, payable to preferred stockholders of record on January 5, 2001 and paid on January 15, 2001. As described in Note 1, such preferred stock dividend was in the same amount as the Operating Partnership's distribution to the Company of the same date with respect to the Preferred Units held by the Company.

                  On December 13, 1999, the Company declared a cash distribution of $.51 per share that was paid on January 31, 2000, to stockholders of record (1,121 owners of record) on January 6, 2000, totaling $26,481. In addition, a distribution of $10,097 was paid to the limited partners of the Operating Partnership. Concurrently, the Company declared the fourth quarter 1999 preferred stock dividend, for the period from October 1, 1999 through December 31, 1999, in the amount of $0.4531 per share, payable to preferred stockholders of record on January 6, 2000 and paid on January 14, 2000.

                  The allocations of the common distributions declared and paid for income tax purposes are as follows:

                                 Year Ended December
                                         31,
                                  2000   1999   1998
                                 ------ ------ ------
              Ordinary Income     92.2%  66.0%  98.0%
              Capital Gain          --%   3.0%   2.0%
              Return of Capital    7.8%  31.0%    --%
                                 ------ ------ ------
                                 100.0% 100.0% 100.0%
                                 ====== ====== ======

         NOTE 11 In the normal course of business, from time to time, the COMMITMENTS AND Company is involved in legal actions relating to the
   CONTINGENCIES  ownership and operations of its properties. In management's opinion, the liabilities, if any that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

                  The Company leases land at certain properties from third parties. Rental expense including participation rent related to these leases was $460, $375 and $292 for the years ended December 31, 2000, 1999 and 1998, respectively. The leases generally provide for a right of first refusal in favor of the Company in the event of a proposed sale of the property by the landlord.

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

         NOTE 12 During December 1999, the Securities and Exchange Commission RECENTLY ISSUED (the "SEC") issued Staff Accounting Bulletin 101 "Revenue
      ACCOUNTING Recognition" ("SAB" 101"). SAB 101 provides, among other PRONOUNCEMENTS things, that rental income should be deferred in interim periods by the lessor if the triggering events that create contingent rent have not yet occurred. The Company is entitled to receive contingent rents because a majority of the tenant leases provide for additional rent computed as a percentage of tenant sales revenues above certain annual thresholds. The Company had previously accrued, on an interim basis, such overage rents based on the prorated annual overage rent estimated to be due from tenants. The Company has applied this revised accounting effective January 1, 2000. There was no material cumulative effect on the Company's financial position as of the date of adoption of this revised accounting and the only material effect of this pronouncement is to shift the Company's recognition, including amounts from the operations of the Unconsolidated Real Estate Affiliates, of major portions of overage rent from interim quarters to the third and fourth quarter of 2000 and each subsequent year. The Company's cash collections of overage rent has not been affected by this accounting recognition change.

                  On June 1, 1999 the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). FASB Statement No. 138 "Accounting for Derivative Instruments and Hedging Activities-An Amendment of FASB Statement No 133" was issued in June 2000. Statement 133, as amended, is effective for fiscal years beginning after June 15, 2000 as provided by FASB Statement No. 137 issued in July 1999. The Company's only hedging activity is the cash value hedge represented by its cap agreements relating to its commercial mortgage-backed securities (Note 5). The interest rate cap agreements place a limit on the effective rate of interest the Company will bear on such floating rate obligations. The Company has concluded that these cap agreements are highly effective in achieving its objective of eliminating its exposure to variability in cash flows relating to these floating rate obligations when LIBOR rates exceed the strike rates of the cap agreements. However, Statement 133 also requires that the Company fair value the cap agreements as of the end of each reporting period. Interest rates have declined since the caps were obtained. The Company will adopt Statement 133 January 1, 2001. In accordance with the transition provisions of Statement 133, the Company will record at January 1, 2001 a loss to earnings of $3,334 as a cumulative-effect type transition adjustment to recognize at fair value the time-value portion of all the interest rate cap agreements that were previously designated as part of a hedging relationship. Included in the $3,334 loss is $704 relating to interest rate cap agreements held by Unconsolidated Real Estate Affiliates. The Company will also record $112 to other comprehensive income at January 1, 2001 to reflect the then fair value of the intrinsic portion of the interest rate cap agreements. Subsequent changes in the fair value of these agreements will be reflected in current earnings and accumulated other comprehensive income. As the remaining time-value portion of the fair value of the

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)
                  cap agreements at January 1, 2001 is not significant, any further decreases in the fair value of the cap agreements which would be required to be reflected in current earnings are not expected to be material.

                  In March 2000, the FASB issued Statement of Accounting Standards Interpretation 44, "Accounting for Certain Transactions Involving Stock Compensation" ("Interpretation 44"). Interpretation 44 is generally effective for new stock option grants beginning July 1, 2000. However, the interpretive definition of an employee apply to new awards granted after December 15, 1998. Further, the FASB determined that any modifications to current accounting as a result of this guidance are to be recorded prospectively, effective as of July 1, 2000. General Growth has previously granted stock options to its employees, directors and to employees of its then unconsolidated subsidiary, GGMI (which, as of January 1, 2001, became a consolidated subsidiary). Under the terms of the Interpretation, any awards to GGMI employees are considered awards to non-employees. The Company has applied the accounting mandated by Interpretation 44 as of July 1, 2000 and there was virtually no impact on the Company's consolidated financial position or consolidated results of operations. Due to the acquisition of the common stock of GGMI by the Operating Partnership on January 1, 2001, those individuals who are employed by GGMI will be considered employees of General Growth for the purposes of accounting for stock option grants for 2001 and subsequent years.

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

NOTE 13 QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

            Year Ended                       First    Second   Third    Fourth
            December 31, 2000               Quarter  Quarter  Quarter  Quarter
            -----------------               -------- -------- -------- --------
            Total Revenues                  $162,483 $165,026 $173,286 $197,972

            Income before minority
             interest                         36,680   37,791   44,840   71,017

            Income before extraordinary
             items                            28,241   27,950   31,363   50,394

            Net income applicable to
             common shares                    22,124   21,833   25,246   44,277

            Earnings before extraordinary
             item per share - basic (a)     $   0.43 $   0.42 $   0.48 $   0.85

            Earnings before extraordinary
             item per share - diluted (a)       0.43     0.42     0.48     0.85

            Net earnings per share - basic
             (a)                                0.43     0.42     0.48     0.85

            Net earnings per share -
              diluted (a)                       0.43     0.42     0.48     0.85

            Distributions declared per
             share                          $   0.51 $   0.51 $   0.51 $   0.53

            Weighted average shares
             outstanding (in thousands) -
              basic                           51,918   51,965   52,095   52,268

            Weighted average shares
             outstanding (in thousands) -
              diluted                         51,936   52,011   52,134   52,314

            Year Ended                       First    Second   Third    Fourth
            December 31, 1999               Quarter  Quarter  Quarter  Quarter
            -----------------               -------- -------- -------- --------
            Total Revenues                  $134,260 $135,916 $156,027 $186,139

            Income before minority
             interest                         27,545   33,208   35,770   51,456

            Income before extraordinary
             items                            23,329   24,415   28,783   38,394

            Net income applicable to
             common shares                     8,519   18,298   17,573   32,267

            Earnings before extraordinary
             item per share -basic (a)      $   0.43 $   0.44 $   0.45 $   0.62

            Earnings before extraordinary
             item per share -diluted (a)        0.43     0.44     0.45     0.62

            Net earnings per share - basic
             (a)                                0.21     0.44     0.35     0.62

            Net earnings per share -
              diluted (a)                       0.21     0.44     0.35     0.62

            Distributions declared per
             share                          $   0.49 $   0.49 $   0.49 $   0.51

            Weighted average shares
             outstanding (in thousands) -
              basic                           40,055   41,638   50,149   51,694

            Weighted average shares
             outstanding (in thousands) -
              diluted                         40,252   41,776   50,214   51,695

                  --------
                  (a) Earnings per share for the four quarters do not add up to the annual earnings per share due to the issuance of additional stock during the year.

                        GENERAL GROWTH PROPERTIES, INC.

                     Report of Independent Accountants on
                         Financial Statement Schedule

To the Board of Directors and Stockholders
General Growth Properties, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 6, 2001 of General Growth Properties, Inc. which report and consolidated financial statements are included in this Annual Report on Form 10K also included an audit of the financial statement schedule listed in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on page F-1 of this Form 10-K. In our opinion, this financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

Chicago, Illinois                         PricewaterhouseCoopers LLP
February 6, 2001

                        GENERAL GROWTH PROPERTIES, INC.

  Schedule III - Real Estate and Accumulated Depreciation as of December 31,
                                     2000

      Col. A            Col. B              Col. C                     Col. D                            Col. E
      ------            ------              ------                     ------                            ------
                                                                 Costs Capitalized
                                                                     Subsequent                  Gross Amounts at Which
                                         Initial Cost              To Acquisition              Carried at Close of Period
                                  --------------------------- ------------------------ ------------------------------------------
                                                 Buildings
                                                    and                                               Buildings
                     Encumbrances               Improvements                Carrying                     And
    Description          (e)          Land          (a)       Improvements  Costs (b)      Land      Improvements   Total(c)(d)
 ----------------    ------------ ------------ -------------- ------------ ----------- ------------ -------------- --------------
 Ala Moana Combined
 Honolulu, HI         500,000,000  336,229,260    473,770,740  14,481,654    5,231,765  336,229,497    493,484,159    829,713,656
      Col. A            Col. F       Col. G     Col. H      Col. I
      ------            ------       ------     ------      ------
                                                        Life Upon Which
                                                        Depreciation in
                                                         Latest Income
                     Accumulated    Date of      Date    Statement is
    Description      Depreciation Construction Acquired    Computed
-------------------- ------------ ------------ -------- ---------------
 Ala Moana Combined
 Honolulu, HI          20,335,247                1999         (f)

 Apache Mall
 Rochester, MN         56,218,828    8,110,292     72,992,628   3,300,140            0    8,110,292     76,292,768     84,403,060
 Apache Mall
 Rochester, MN          4,725,015                1998         (f)

 Baybrook Mall
 Friendswood, TX       94,086,611   13,300,000    117,162,546   1,595,005            0   13,300,000    118,757,551    132,057,551
 Baybrook Mall
 Friendswood, TX        3,492,751                1999         (f)

 Bayshore Mall,
 Eureka, CA            37,250,000    3,004,345     27,398,907  22,852,279    2,887,090    3,005,040     53,138,276     56,143,316
 Bayshore Mall,
 Eureka, CA            17,623,707  1986-1987                  (f)

 Bellis Fair
 Mall,
 Bellingham, WA        73,000,000    7,616,458     47,040,131   9,315,718    6,122,020    7,485,224     62,477,869     69,963,093
 Bellis Fair
 Mall,
 Bellingham, WA        23,663,035  1987-1988                  (f)

 Birchwood Mall,
 Port Huron, MI        43,953,445    1,768,935     34,574,635  11,693,673    1,980,603    3,045,616     48,248,911     51,294,527
 Birchwood Mall,
 Port Huron, MI        15,553,162  1989-1990                  (f)

 Boulevard Mall
 Las Vegas, NV         88,765,714   16,490,343    148,413,086   3,120,520            0   16,490,343    151,533,606    168,023,949
 Boulevard Mall
 Las Vegas, NV          9,595,509                1998         (f)

 Capital Mall
 Jefferson City,
 MO                    16,500,000    4,200,000     14,201,000   6,384,326            0    3,912,935     20,585,326     24,498,261
 Capital Mall
 Jefferson City,
 MO                     4,188,652                1993         (f)

 Century Mall
 Birmingham, AL        32,000,000    3,164,000     28,513,908   3,595,222            0    3,164,000     32,109,130     35,273,130
 Century Mall
 Birmingham, AL         2,973,670                1997         (f)

 Chapel Hills
 Colorado Springs,
 CO                    36,750,000    4,300,000     34,017,000  58,397,277       36,805    4,300,000     92,451,082     96,751,082
 Chapel Hills
 Colorado Springs,
 CO                    13,309,613                1993         (f)

 Coastland Center
 Naples, FL            85,650,692   11,450,000    103,050,200   3,037,525            0   11,450,000    106,087,725    117,537,725
 Coastland Center
 Naples, FL             5,823,089                1998         (f)

 Colony Square
 Mall
 Zanesville, OH        25,600,000    1,000,000     24,500,000  12,573,545            0    1,243,184     37,073,545     38,316,729
 Colony Square
 Mall
 Zanesville, OH        13,216,189                1986         (f)

 Columbia Mall
 Columbia, MO          56,100,000    5,383,208     19,663,231  10,300,343    1,368,803    5,383,208     31,332,377     36,715,585
 Columbia Mall
 Columbia, MO          13,760,013  1984-1985                  (f)

 Coral Ridge Mall
 Coralville, IA        80,028,435    3,363,602     64,217,772   8,311,150    4,420,355    3,363,602     76,949,277     80,312,879
 Coral Ridge Mall
 Coralville, IA         6,021,935  1998-1999                  (f)

 Crossroads (MI)
 Kalamazoo, MI         44,440,854    6,800,000     61,200,000   2,342,926       41,616    6,800,000     63,584,542     70,384,542
 Crossroads (MI)
 Kalamazoo, MI          3,211,356                1999         (f)

 Crossroads
 Center
 St. Cloud, MN         46,055,322   10,851,689     72,002,847   1,368,576       82,242   10,929,119     73,453,665     84,382,784
 Crossroads
 Center
 St. Cloud, MN          1,079,262                2000         (f)

                        GENERAL GROWTH PROPERTIES, INC.

     Col. A           Col. B               Col. C                     Col. D                            Col. E
     ------           ------               ------                     ------                            ------
                                                                Costs Capitalized
                                                                    Subsequent                  Gross Amounts at Which
                                        Initial Cost              To Acquisition              Carried at Close of Period
                                 --------------------------- ------------------------ ------------------------------------------
                                                Buildings
                                                   and                                               Buildings
                   Encumbrances                Improvements                Carrying                     And
  Description          (e)           Land          (a)       Improvements  Costs (b)      Land      Improvements   Total(c)(d)
----------------  -------------- ------------ -------------- ------------ ----------- ------------ -------------- --------------
Cumberland Mall
Atlanta, GA           98,837,813   15,198,568    136,787,110    2,529,067      31,518   15,198,568    139,347,695    154,546,263
     Col. A          Col. F       Col. G     Col. H      Col. I
     ------          ------       ------     ------      ------
                                                     Life Upon Which
                                                     Depreciation in
                                                      Latest Income
                  Accumulated    Date of      Date    Statement is
  Description     Depreciation Construction Acquired    Computed
----------------- ------------ ------------ -------- ---------------
Cumberland Mall
Atlanta, GA          8,700,812                1998         (f)

Development in
Progress                       0   17,936,214      7,610,519            0               17,936,214      7,610,519     25,546,733
Development in
Progress                     0

Eagle Ridge Mall
Lake Wales, FL        27,000,000    7,619,865     49,560,538    5,240,518   5,678,662    7,621,768     60,479,718     68,101,486
Eagle Ridge Mall
Lake Wales, FL       8,466,079  1995-1996                  (f)

Eden Prairie
Mall
Eden Prairie, MN               0      465,063     19,024,047   28,245,168   2,688,933      465,063     49,958,148     50,423,211
Eden Prairie
Mall
Eden Prairie, MN     2,554,040                1997         (f)

Fallbrook Mall,
West Hills, CA        46,900,000    6,117,338     10,076,520   57,565,167   2,696,787    6,127,138     70,338,474     76,465,612
Fallbrook Mall,
West Hills, CA      25,953,530                1984         (f)

Fox River Mall
Appleton, WI          93,200,000    2,700,566     18,291,067   33,581,270   1,820,253    4,787,291     53,692,590     58,479,881
Fox River Mall
Appleton, WI        18,789,481  1983-1984                  (f)

Gateway Mall,
Springfield, OR       30,750,000    8,728,263     34,707,170   18,723,328   7,624,197    8,749,088     61,054,695     69,803,783
Gateway Mall,
Springfield, OR     18,185,248  1989-1990                  (f)

GGPLP Corp.
Chicago, IL          318,163,109            0        556,740   88,729,876           0            0     89,286,616     89,286,616
GGPLP Corp.
Chicago, IL             86,991                             (f)

110 Building
Chicago, IL           20,000,000            0     29,035,310    2,912,160           0            0     31,947,470     31,947,470
110 Building
Chicago, IL          2,649,962                1997         (f)

Grand Traverse
Mall, Grand
Traverse, MI          51,500,000    3,529,966     20,775,772   20,755,982   3,643,793    3,533,745     45,175,547     48,709,292
Grand Traverse
Mall, Grand
Traverse, MI        13,956,597  1990-1991                  (f)

Greenwood Mall
Bowling Green,
KY                    39,500,000    3,200,000     40,202,000   18,107,939           0    3,431,918     58,309,939     61,741,857
Greenwood Mall
Bowling Green,
KY                  12,401,423                1993         (f)

Knollwood Mall,
St. Louis Park,
MN                    10,000,000            0      9,748,047   27,915,997   2,340,180    7,025,606     40,004,224     47,029,830
Knollwood Mall,
St. Louis Park,
MN                  14,614,498                1978         (f)

Lakeview Square
Mall Battle
Creek, MI             26,101,407    3,578,619     32,209,980   10,024,096      42,469    3,578,619     42,276,545     45,855,164
Lakeview Square
Mall Battle
Creek, MI            4,243,019                1996         (f)

Lansing Mall
Lansing, MI           41,865,612    6,977,798     62,800,179    7,345,721      49,923    6,977,798     70,195,823     77,173,621
Lansing Mall
Lansing, MI          7,016,317                1996         (f)

Lockport Mall,
Lockport, NY           9,300,000      800,000     10,000,000    4,247,075      23,656      800,000     14,270,731     15,070,731
Lockport Mall,
Lockport, NY         5,149,125                1986         (f)

                        GENERAL GROWTH PROPERTIES, INC.

      Col. A           Col. B               Col. C                     Col. D
      ------           ------               ------                     ------
                                                                 Costs Capitalized
                                                                     Subsequent
                                         Initial Cost              To Acquisition
                                  --------------------------- ------------------------
                                                 Buildings
                                                    and
                    Encumbrances                Improvements                Carrying
   Description          (e)           Land          (a)       Improvements  Costs (b)
 ----------------  -------------- ------------ -------------- ------------ -----------

 Mall of the
 Bluffs,
 Council Bluffs,
 IA                    43,953,445    1,860,116     24,016,343   13,934,688   2,529,093
      Col. A                         Col. E                        Col. F       Col. G     Col. H      Col. I
      ------                         ------                        ------       ------     ------      ------
                             Gross Amounts at Which
                           Carried at Close of Period
                   --------------------------------------------                                    Life Upon Which
                                                                                                   Depreciation in
                                  Buildings                                                         Latest Income
                                     And                        Accumulated    Date of      Date    Statement is
   Description         Land      Improvements    Total(c)(d)    Depreciation Construction Acquired    Computed
------------------ ------------ --------------- --------------- ------------ ------------ -------- ---------------

 Mall of the
 Bluffs,
 Council Bluffs,
 IA                   1,895,220     40,480,124      42,375,344    14,235,180  1985-1986                  (f)

 Mall St. Vincent
 Shreveport, LA        18,786,337    2,640,000     23,760,000    2,658,318           0
 Mall St. Vincent
 Shreveport, LA       2,640,000     26,418,318      29,058,318     1,593,404                1998         (f)

 Marketplace
 Champaign, IL         47,000,000    7,000,000     63,972,357   32,643,237      40,968
 Marketplace
 Champaign, IL        7,000,000     96,656,562     103,656,562     6,975,888                1997         (f)

 McCreless Mall
 San Antonio, TX                0    1,000,000      9,000,002      424,937           0
 McCreless Mall
 San Antonio, TX      1,000,000      9,424,939      10,424,939       633,803                1998         (f)

 MEPC Acquisition
 Financing                      0            0              0            0           0
 MEPC Acquisition
 Financing                    0     (1,543,887)     (1,543,887)       33,967

 Northridge
 Fashion Center
 Northridge, CA       106,364,102   16,618,095    149,562,583    9,642,506   2,977,145
 Northridge
 Fashion Center
 Northridge, CA      16,975,131    162,182,234     179,157,365    10,199,318                1998         (f)

 Oakwood Mall,
 Eau Claire, WI        58,604,593    3,266,669     18,281,160   18,503,779   1,711,573
 Oakwood Mall,
 Eau Claire, WI       3,617,262     38,496,512      42,113,774    13,876,401  1985-1986                  (f)

 Park Mall
 Tucson, AZ            50,000,000    4,996,024     44,993,177   64,141,572   4,287,996
 Park Mall
 Tucson, AZ           4,715,836    113,422,745     118,138,581     6,946,607                1996         (f)

 Piedmont Mall,
 Danville, VA          16,750,000    2,000,000     38,000,000    3,602,722      20,787
 Piedmont Mall,
 Danville, VA         2,000,000     41,623,509      43,623,509     5,789,233                1995         (f)

 Pierre Bossier
 Mall
 Bossier City,
 LA                    40,948,801    5,280,707     47,558,468    2,845,909           0
 Pierre Bossier
 Mall
 Bossier City,
 LA                   5,283,970     50,404,377      55,688,347     2,871,538                1998         (f)

 The Pines,
 Pine Bluff, AR        26,750,000    1,488,928     17,627,258    9,891,252   1,365,091
 The Pines,
 Pine Bluff, AR       1,247,414     28,883,601      30,131,015    10,513,288  1985-1986                  (f)

 Regency Square
 Mall
 Jacksonville,
 FL                    86,533,675   16,497,552    148,477,968    4,276,971           0
 Regency Square
 Mall
 Jacksonville,
 FL                  16,506,853    152,754,939     169,261,792     9,555,861                1998         (f)

 Rio West Mall,
 Gallup, NM            13,500,000            0     19,500,000    4,804,389           0
 Rio West Mall,
 Gallup, NM                   0     24,304,389      24,304,389     8,120,753                1986         (f)

 River Falls
 Mall,
 Clarksville, IN       28,000,000    3,177,688     54,610,421    7,299,882   5,281,892
 River Falls
 Mall,
 Clarksville, IN      3,182,305     67,192,195      70,374,500    23,456,921  1989-1990                  (f)

 River Hills
 Mall,
 Mankato, MN           51,200,000    3,713,529     29,013,757   17,407,275   2,603,416
 River Hills
 Mall,
 Mankato, MN          4,707,314     49,024,448      53,731,762    14,459,371  1990-1991                  (f)

 Riverlands
 Shopping Center
 LaPlace, LA                    0      500,000      4,500,000      190,299           0
 Riverlands
 Shopping Center
 LaPlace, LA            500,000      4,690,299       5,190,299       350,850                1998         (f)

                        GENERAL GROWTH PROPERTIES, INC.

      Col. A           Col. B               Col. C                     Col. D                             Col. E
      ------           ------               ------                     ------                             ------
                                                                 Costs Capitalized
                                                                     Subsequent                   Gross Amounts at Which
                                         Initial Cost              To Acquisition               Carried at Close of Period
                                  --------------------------- ------------------------- ------------------------------------------
                                                 Buildings
                                                    and                                                Buildings
                    Encumbrances                Improvements                 Carrying                     And
   Description          (e)           Land          (a)       Improvements   Costs (b)      Land      Improvements   Total(c)(d)
 ----------------  -------------- ------------ -------------- ------------  ----------- ------------ -------------- --------------

 Rivertown
 Crossing
 Grandville, MI       109,999,997   10,972,923     97,141,738   25,876,171   12,889,406    7,246,462    135,907,315    143,153,777
      Col. A          Col. F       Col. G     Col. H      Col. I
      ------          ------       ------     ------      ------
                                                      Life Upon Which
                                                      Depreciation in
                                                       Latest Income
                   Accumulated    Date of      Date    Statement is
   Description     Depreciation Construction Acquired    Computed
------------------ ------------ ------------ -------- ---------------

 Rivertown
 Crossing
 Grandville, MI       4,353,186  1998-1999                  (f)

 Sooner Fashion
 Mall,
 Norman, OK            20,000,000    2,700,000     24,300,000   13,043,186            0    2,580,578     37,343,186     39,923,764
 Sooner Fashion
 Mall,
 Norman, OK           3,174,793                1996         (f)

 Southlake Mall,
 Morrow, GA            51,300,000    6,700,000     60,406,902    9,272,591            0    6,700,000     69,679,493     76,379,493
 Southlake Mall,
 Morrow, GA          5 ,621,045                1997         (f)

 SouthShore Mall,
 Aberdeen, WA           9,000,000      650,000     15,350,000    5,268,915            0      650,000     20,618,915     21,268,915
 SouthShore Mall,
 Aberdeen, WA        7,332, 334                1986         (f)

 Southwest Plaza
 Littleton, CO         83,936,068    9,000,000    103,983,673   11,430,141      118,012    9,000,000    115,531,826    124,531,826
 Southwest Plaza
 Littleton, CO        7,323,807                1998         (f)

 Spring Hill
 West Dundee, IL       89,726,859   12,400,000    111,643,525    3,780,912            0   12,400,000    115,424,437    127,824,437
 Spring Hill
 West Dundee, IL      7,279,691                1998         (f)

 Valley Hills,
 Harrisonburg,
 VA                    34,675,327    3,443,594     31,025,471   20,368,473       47,615    5,656,275     51,441,559     57,097,834
 Valley Hills,
 Harrisonburg,
 VA                   3,047,443                1997         (f)

 Valley Plaza
 Shopping Center
 Bakersfield, CA       74,679,067   12,685,151    114,166,356   (6,616,950)           0   12,685,151    107,549,406    120,234,557
 Valley Plaza
 Shopping Center
 Bakersfield, CA      6,854,466                1998         (f)

 West Valley
 Mall,
 Tracy, CA             32,000,000    9,295,045     47,789,310   11,763,585    7,756,557   10,890,502     67,309,452     78,199,954
 West Valley
 Mall,
 Tracy, CA            9,378,925     1995                    (f)

 Westwood Mall
 Jackson, MI           20,900,000    2,658,208     23,923,869    3,450,367            0    3,571,208     27,374,236     30,945,444
                   -------------- ------------ -------------- ------------  ----------- ------------ -------------- --------------
 Westwood Mall
 Jackson, MI          2,812,474                1996         (f)
                   ------------

 Grand Totals      $3,244,126,113 $654,506,050 $3,163,403,012 $768,859,180  $90,441,221 $667,096,357 $4,024,103,672 $4,691,200,029
                   ============== ============ ============== ============  =========== ============ ============== ==============
 Grand Totals      $488,129,874
                   ============

                        GENERAL GROWTH PROPERTIES, INC

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

                  (c) Carrying costs consists of capitalized construction-
                      period interest and taxes.
                  (d) The aggregate cost of land, buildings and equipment for federal income tax purposes is approximately $3,467,614

                                  Reconciliation of Real Estate

                                             1998       1999        2000
                                             ----       ----        ----
            Balance at beginning of year  $1,863,485 $3,676,796  $4,326,551
            Additions:                     1,813,311  1,238,874     364,649
            Reductions:                           --   (589,119)         --
                                          ---------- ----------  ----------
            Balance at close of year      $3,676,796 $4,326,551  $4,691,200
                                          ========== ==========  ==========

                           Reconciliation of Accumulated Depreciation

                                            1998     1999      2000
                                            ----     ----      ----
            Balance at beginning of year  $233,295 $301,789  $376,673
            Depreciation Expense            68,494  105,046  $111,457
            Reductions:                         --  (30,162)       --
                                          -------- --------  --------
            Balance at close of year      $301,789 $376,673  $488,130
                                          ======== ========  ========

                  (f) Depreciation is computed based upon the following
                      estimated lives:

              Buildings, improvements and carrying costs    40 years
              Tenant allowances                           10 - 40 years
              Equipment and fixtures                        10 years

                        GENERAL GROWTH PROPERTIES, INC.

EXHIBIT INDEX

  2(a) Purchase and Sale Agreement dated as of May 3, 1999, among D/E Hawaii Joint Venture, GGP Limited Partnership and General Growth Properties, Inc.
(17)

  2(b) Agreement of Purchase and Sale, dated as of July 27, 1999, among Oak View Mall Corporation, a Delaware corporation, and Oak View Mall, L.L.C., a Delaware limited liability company. (18)

  2(c) Agreement of Purchase and Sale, dated as of July 22, 1999 between General Growth Properties, Inc., a Delaware corporation (the "Company"), and RREEF USA Fund-III, a California group trust. (18)

  2(d) Operating Agreement, dated November 10, 1999, between GGP Limited Partnership, a Delaware limited partnership, The Comptroller of the State of New York as Trustee of the Common Retirement Fund ("NYSCRF"), and GGP/Homart II L.L.C. a Delaware limited liability company ("GGP/ Homart II"). (19)

  2(e) Contribution Agreement dated November 10, 1999, by and between GGP Limited Partnership, a Delaware limited partnership (the "Operating Partnership"), and GGP/Homart II (Altamonte Mall). (19)

  2(f) Contribution Agreement dated November 10, 1999, by and between the Operating Partnership and GGP/Homart II (Northbrook Court). (19)

  2(g) Contribution Agreement dated November 10, 1999, by and between the Operating Partnership and GGP/Homart II (Natick Trust). (19)

  2(h) Contribution Agreement dated November 10, 1999, by and between the Operating Partnership and GGP/Homart II (Stonebriar Centre). (19)

  2(i) Contribution Agreement dated November 10, 1999, by and between NYSCRF and GGP/Homart II (Carolina Place). (19)

  2(j) Contribution Agreement dated November 10, 1999, by and between NYSCRF and GGP/Homart II (Alderwood Mall). (19)

  2(k) Contribution Agreement dated November 10, 1999, by and between NYSCRF and GGP/Homart II (Montclair Plaza). (19)

  2(l) Contribution Agreement, dated February 1, 2000, by and between General Growth Companies, Inc. and GGP Limited Partnership. (20)

  2(m) Purchase and Sale Agreement dated as of March 15, 2000 by and between Crossroads Shopping Center Trust and St. Cloud Mall L.L.C. (21)

  2(n) Purchase Agreement dated May 25, 2000 among General Growth Properties, Inc., GGP Limited Partnership, GGPLP L.L.C. and Goldman Sachs 2000 Exchange Place Fund, L.P. (23)

  3(a) Amended and Restated Certificate of Incorporation of the Company. (2)

  3(b) Amendment to Amended and Restated Certificate of Incorporation of the Company.(3)

  3(c) Amendment to Amended and Restated Certificate of Incorporation of the Company filed on December 21, 1995.(6)

                        GENERAL GROWTH PROPERTIES, INC.

  3(d) Amendment to Amended and Restated Certificate of Incorporation of the Company filed on May 20, 1997.(10)

  3(e) Amendment to Second Amendment and Restated Certificate of Incorporation of the Company filed on May 17, 1999.(17)

  3(f) Bylaws of the Company.(3)

  3(g) Amendment to Bylaws of the Company.(3)

  4(a) Redemption Rights Agreement, dated July 13, 1995, by and among GGP Limited Partnership, General Growth Properties, Inc. and the persons listed on the signature pages thereof.(5)

  4(b) Redemption Rights Agreement dated December 6, 1996, among GGP Limited Partnership, a Delaware corporation, Forbes/Cohen Properties, a Michigan general partnership, Lakeview Square Associates, a Michigan general partnership, and Jackson Properties, a Michigan general partnership.(1)

  4(c) Redemption Rights Agreement, dated June 19, 1997, among GGP Limited Partnership, a Delaware limited partnership, General Growth Properties, Inc., a Delaware corporation, and CA Southlake Investors, Ltd., a Georgia limited partnership.(8)

  4(d) Redemption Rights Agreement dated October 23, 1997, among GGPI, GGPLP and Peter Leibowits.(10)

  4(e) Form of Indenture.(7)

  4(f) Certificate of Designations, Preferences and Rights of 7.25% Preferred Equity Redeemable Stock, Series A.(14)

  4(g) Amendment to Certificate of Designations, Preferences and Rights of 7.25% Preferred Income Equity Redeemable Stock, Series A of General Growth Properties, Inc. filed on May 17, 1999.(17)

  4(h) Redemption Rights Agreement dated April 2, 1998, among GGP Limited Partnership, General Growth Properties, Inc. and Southwest Properties Venture.
(11)

  4(i) Indenture and Servicing Agreement dated as of November 25, 1997, among the Issuers named therein, LaSalle National Bank, as Trustee, and Midland Loan Services, L.P., as Servicer (the "Indenture Agreement"). (12)

  4(j) Form of Note pursuant to the Indenture Agreement. (12)

  4(k) Mortgage, Deed of Trust, Security Agreement, Assignment of Leases and Rents, Fixture Filing and Financing Statement, date and effective as of November 25, 1997, among the Issuers, the Trustee and the Deed Trustees named therein. (12)

  4(l) Rights Agreement, dated November 18, 1998, between General Growth Properties, Inc. and Norwest Bank Minnesota, N.A., as Rights Agent (including the Form of Certificate of Designation of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the Form of Right Certificate attached Preferred Stock attached thereto as Exhibit C). (15)

  4(m) Form of Common Stock Certificate. (16)

  4(n) First Amendment to Rights Agreement, dated as of November 10, 1999, between the Company and Norwest Bank, Minnesota, N.A. (18)

                        GENERAL GROWTH PROPERTIES, INC.


  4(o) Letter Agreement concerning Rights Agreement, dated November 10, 1999, between the Operating Partnership and NYSCRF. (18)

  4(p) Certificate of Designations, Preferences and Rights of 8.95% Cumulative Redeemable Preferred Stock, Series B. (22)

  10(a) Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership. (13)

  10(b) Rights Agreement between the Company and the Limited Partners of the Operating Partnership.(4)

  10(c)* General Growth Properties, Inc. 1993 Stock Incentive Plan, as amended.(9)

  10(d) Form of Amended and Restated Agreement of Partnership for each of the Property Partnerships.(2)

  10(e) Form of Indemnification Agreement between the Operating Partnership, Martin Bucksbaum, Matthew Bucksbaum, Mall Investment L.P. and M. Bucksbaum Company. (2)

  10(f) Form of Registration Rights Agreement between the Company and the Bucksbaums. (2)

  10(g) Form of Registration Rights Agreement between the Company and certain trustees for the IBM Retirement Plan. (2)

  10(h) Form of Incidental Registration Rights Agreement between the Company, Equitable, Frank Russell and Wells Fargo.(2)

  10(i) Form of Letter Agreements restricting sale of certain shares of Common Stock.(2)

  10(j)* Letter Agreement dated October 14, 1993, between the Company and Bernard Freibaum.(4)

  10(k)* Form of Option Agreement between the Company and certain Executive Officers.(8)

  10(l)* General Growth Properties, Inc. 1998 Incentive Stock Plan.(16)

  10(m) Amended and Restated Operating Agreement of GGPLP L.L.C. dated as of May 25, 2000. (22)

  10(n) Registration Rights Agreement dated May 25, 2000 between General Growth Properties, Inc. and Goldman Sachs 2000 Exchange Place Fund, L.P. (23)

  10(o) Term Loan Agreement, dated as of July 31, 2000, among the Operating Partnership and GGPLP L.L.C. (collectively "Borrower"), Bankers Trust Company ("BT") and Lehman Commercial Paper Inc. ("Lehman").

  10(p) Promissory Note dated July 31, 2000 made by Borrower in favor of BT.

  10(q) Promissory Note dated July 31, 2000 made by Borrower in favor of
Lehman.

  10(r) Joinder Agreement, dated as of September 1, 2000, between Bayerische Hypo-Und Vereinsbank AG, New York Branch ("Hypo") and Borrower.

  10(s) Promissory Note dated September 1, 2000 made by Borrower in favor of
Hypo.

  10(t) Joinder Agreement, dated as of September 22, 2000, between Fleet National Bank ("Fleet") and Borrower.

                        GENERAL GROWTH PROPERTIES, INC.


  10(u) Promissory Note dated September 22, 2000 made by Borrower in favor of Fleet.

  10(v) First Amendment to Term Loan Agreement, dated as of September 22, 2000, among Borrower and BT, Lehman, Hypo and Fleet.

  10(w) Lender Addendum, dated as of October 20, 2000, between Lehman, Borrower and BT.

  10(x) Replacement Note dated October 20, 2000 made by Borrower in favor of Lehman.

  10(y) Joinder Agreement, dated as of December 28, 2000, between The Chase Manhattan Bank ("Chase"), Borrower, BT and Lehman.

  10(z) Promissory Note dated December 28, 2000 made by Borrower in favor of Chase.

  10(aa) Second Amendment to Term Loan Agreement, dated as of December 28, 2000, among Borrower and BT, Lehman, Fleet and Chase.

  10(bb) Revolving Credit Agreement, dated as of July 31, 2000, among Borrower, Bank of America, N.A. ("BofA") Dresdner Bank, AG ("Dresdner"), and U.S. Bank National Association ("USB").

  10(cc) Promissory Note dated July 31, 2000 made by Borrower in favor of
BofA.

  10(dd) Promissory Note dated July 31, 2000 made by Borrower in favor of Dresdner.

  10(ee) Promissory Note dated July 31, 2000 made by Borrower in favor of USB.

  10(ff) Joinder to Revolving Credit Agreement, dated as of September 1, 2000, among Hypo, Borrower, BofA, Dresdner and USB.

  10(gg) Promissory Note dated September 1, 2000 made by Borrower in favor of Hypo.

  21 List of Subsidiaries of General Growth Properties, Inc.

  23 Consent of PricewaterhouseCoopers LLP - Independent Accountants.

  (*) A compensatory plan or arrangement required to be filed.

-------------------------------------------------------------------------------
  (1) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated January 3, 1996, incorporated herein by reference.

  (2) Previously filed as an exhibit to the Company's Registration Statement on Form S-11 (No. 33-56640), incorporated herein by reference.

  (3) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, incorporated herein by reference.

  (4) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, incorporated herein by reference.

  (5) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 17, 1996, incorporated herein by reference.

                        GENERAL GROWTH PROPERTIES, INC.

  (6) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, incorporated herein by reference.

  (7) Previously filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-37247) dated October 6, 1997, incorporated herein by reference.

  (8) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, incorporated herein by reference.

  (9) Previously filed as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-28449) dated June 3, 1997, incorporated herein by reference.

  (10) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, incorporated herein by reference.

  (11) Previously filed as an exhibit to the Company's current report on Form 8-K dated May 26, 1998, incorporated herein by reference.

  (12) Previously filed as an exhibit to the Company's current report on Form 8-K/A dated June 2, 1998, incorporated herein by reference.

  (13) Previously filed as an exhibit to the Company's current report on Form 10-Q dated May 14, 1998, as amended May 21, 1998, incorporated herein by reference.

  (14) Previously filed as an exhibit to the Company's current report on Form 8-K dated August 7, 1998, incorporated herein by reference.

  (15) Previously filed as an exhibit to the Company's current report on Form 8-K, dated November 18, 1998, incorporated herein by reference.

  (16) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, incorporated herein by reference.

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

  (20) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, incorporated herein by reference.

  (21) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated May 9, 2000, incorporated herein by reference.

  (22) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated June 13, 2000, incorporated herein by reference.

  (23) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated August 9, 2000, incorporated herein by reference.