Form 10-Q
period 2001-03-31
GENERAL GROWTH PROPERTIES INC
filed 2001-05-14
CIK 895648

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

The number of shares of Common Stock, $.10 par value, outstanding on May 10, 2001 was 52,414,611.

                        GENERAL GROWTH PROPERTIES, INC.
                        -------------------------------

                                     INDEX
                                     -----

                                                                                      PAGE
                                                                                     NUMBER
                                                                                     ------
Part I    FINANCIAL INFORMATION

          Item 1: Financial Statements

               Consolidated Balance Sheets
               as of March 31, 2001 and December 31, 2000..........................       3

               Consolidated Statements of Operations and Comprehensive Income
               for the three months ended March 31, 2001 and 2000..................       4

               Consolidated Statements of Cash Flows
               for the three months ended March 31, 2001 and 2000..................       5

               Notes to Consolidated Financial Statements..........................       6

          Item 2: Management's Discussion and Analysis of
               Financial Condition and Results of Operations.......................      19

               Liquidity and Capital Resources of the Company......................      22

          Item 3: Quantitative and Qualitative Disclosures about Market Risk.......      26

Part II   OTHER INFORMATION

          Item 6: Exhibits and Reports on Form 8-K ................................      27

          SIGNATURE................................................................      28

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                        GENERAL GROWTH PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                     MARCH 31, 2001 AND DECEMBER 31, 2000
                                  (UNAUDITED)
             (Dollars in thousands, except for per share amounts)

                   ASSETS
                   ------

                                              March 31, 2001  December 31, 2000
                                              --------------  -----------------
Investment in real estate:
  Land                                            $  649,091         $  649,160
  Buildings and equipment                          4,060,308          3,921,478
  Less accumulated depreciation                     (526,670)          (488,130)
  Developments in progress                           151,032            120,562
                                                  ----------         ----------
      Net property and equipment                   4,333,761          4,203,070
  Investment in Unconsolidated Real Estate
   Affiliates                                        742,887            748,266
                                                  ----------         ----------
      Net investment in real estate                5,076,648          4,951,336
Cash and cash equivalents                             22,095             27,229
Tenant accounts receivable, net                      106,300             96,157
Deferred expenses, net                                97,489            105,534
Investment in and note receivable from
 General Growth Management, Inc.                           -             66,079
Prepaid expenses and other assets                     57,045             37,769
                                                  ----------         ----------
                                                  $5,359,577         $5,284,104
                                                  ==========         ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY
    ------------------------------------

Mortgage notes and other debt payable             $3,360,742         $3,244,126
Distributions payable                                 47,531             47,509
Accounts payable and accrued expenses                153,462            186,393
                                                  ----------         ----------
                                                   3,561,735          3,478,028
Minority interests:
  Redeemable Preferred Units                         175,000            175,000
  Common Units                                       352,539            355,158
                                                  ----------         ----------
                                                     527,539            530,158
Commitments and contingencies                              -                  -

Preferred Stock: $100 par value; 5,000,000
 shares authorized; 345,000 designated as
 PIERS (Note 1) which are convertible and
 carry a $1,000 liquidation value, 337,500
 of which were issued and outstanding at
 March 31, 2001 and December 31, 2000                337,500            337,500

Stockholders' Equity:
  Common stock: $.10 par value, 210,000,000
   shares authorized; 52,391,112 and
   52,281,259 shares issued and outstanding
   as of March 31, 2001 and December 31,
   2000, respectively                                  5,239              5,228
  Additional paid-in capital                       1,213,155          1,210,261
  Retained earnings (deficit)                       (273,242)          (266,085)
  Notes receivable--common stock purchase            (11,079)            (9,449)
  Accumulated equity in other comprehensive
   loss of unconsolidated affiliate                   (1,270)            (1,537)
                                                  ----------         ----------
      Total stockholders' equity                     932,803            938,418
                                                  ----------         ----------
                                                  $5,359,577         $5,284,104
                                                  ==========         ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                    3 of 28

                        GENERAL GROWTH PROPERTIES, INC.
        CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                          FOR THE THREE MONTHS ENDED
                            MARCH 31, 2001 AND 2000
                                  (UNAUDITED)
             (Dollars in thousands, except for per share amounts)

                                                                              Three Months Ended
                                                                                   March 31,
                                                                               2001        2000
                                                                             --------    --------
Revenues:
    Minimum rents                                                            $112,060    $102,002
    Tenant recoveries                                                          55,150      52,395
    Overage rents                                                               4,137       2,670
    Other                                                                       2,282       3,723
    Fee income                                                                 18,341       1,693
                                                                             --------    --------
        Total revenues                                                        191,970     162,483
Expenses:
    Real estate taxes                                                          13,953      12,580
    Management fees to affiliate                                                   --       2,332
    Property operating                                                         56,404      40,433
    Provision for doubtful accounts                                             1,175         122
    General and administrative                                                  1,517       1,429
    Depreciation and amortization                                              35,012      29,403
                                                                             --------    --------
        Total expenses                                                        108,061      86,299
                                                                             --------    --------
Operating income                                                               83,909      76,184

Interest expense, net                                                         (52,042)    (47,985)
Equity in net income/(loss) of unconsolidated affiliates                        9,829       8,481
                                                                             --------    --------
Income before cumulative effect of accounting change and allocation
  to minority interests                                                        41,696      36,680
Income allocated to minority interests                                        (11,625)     (8,439)
                                                                             --------    --------
Income before cumulative effect of accounting change                           30,071      28,241
Cumulative effect of accounting change                                         (3,334)         --
                                                                             --------    --------
        Net income                                                             26,737      28,241
Convertible Preferred Stock Dividends                                          (6,117)     (6,117)
                                                                             --------    --------
        Net income available to common stockholders                          $ 20,620    $ 22,124
                                                                             ========    ========
Earnings before cumulative effect of accounting change per share--basic      $   0.46    $   0.43
                                                                             ========    ========
Earnings before cumulative effect of accounting change per share--diluted    $   0.46    $   0.43
                                                                             ========    ========
Earnings per share--basic                                                    $   0.39    $   0.43
                                                                             ========    ========
Earnings per share--diluted                                                  $   0.39    $   0.43
                                                                             ========    ========
Distributions declared per share                                             $   0.53    $   0.51
                                                                             ========    ========
Net income                                                                   $ 26,737    $ 28,241
Other comprehensive income (loss):
    Equity in unrealized income/(loss) on available-for-sale securities
      of unconsolidated affiliate, net of minority interest                       267          --
                                                                             --------    --------
Comprehensive income                                                         $ 27,004    $ 28,241
                                                                             ========    ========


The accompanying notes are an integral part of these consolidated financial statements.


                                    4 of 28

                        GENERAL GROWTH PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THREE months ENDED MARCH 31, 2001 and 2000
                                  (UNAUDITED)

             (Dollars in thousands, except for per share amounts)

                                                                           Three Months Ended
                                                                                March 31,
                                                                           2001          2000
                                                                         --------      --------
Cash flows from operating activities:
     Net Income                                                          $ 26,737      $ 28,241
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Minority interests                                                    11,625         8,439
     Cumulative effect of accounting change                                 3,334             -
     Equity in net income of unconsolidated affiliates                     (9,829)       (8,481)
     Provision for doubtful accounts                                        1,175           122
     Distributions received from unconsolidated affiliates                  9,829         2,489
     Depreciation                                                          30,366        27,141
     Amortization                                                           4,646         2,262
Net Changes:
     Tenant accounts receivable                                             4,779         5,895
     Prepaid expenses and other assets                                     (2,217)          735
     Accounts payable and accrued expenses                                (40,368)       (9,972)
                                                                         --------      --------
       Net cash provided by (used in) operating activities                 40,077        56,871
                                                                         --------      --------
Cash flows from investing activities:
     Acquisition/development of real estate and improvements
       and additions to properties                                       (112,267)      (50,209)
     Increase in investments in unconsolidated affiliates                  (7,732)      (37,628)
     Change in notes receivable from General Growth Management, Inc.            -        (7,433)
     Distributions received from unconsolidated affiliates                 12,774         9,290
     Increase in deferred expenses                                         (5,746)       (6,114)
                                                                         --------      --------
       Net cash provided by (used in) investing activities               (112,971)      (92,094)
                                                                         --------      --------
Cash flows from financing activities:
     Cash distributions paid to common stockholders                       (27,744)      (26,481)
     Cash distributions paid to minority interests                        (10,385)      (10,097)
     Cash distributions paid to holders of RPU's                           (3,916)            -
     Payment of dividends on PIERS                                         (6,117)       (6,117)
     Proceeds from sale of common stock, net of issuance costs              1,221           735
     Proceeds from issuance of mortgage / other notes payable             185,926       159,606
     Principal payments on mortgage notes and other debt payable          (69,310)      (86,332)
     Increase in deferred expenses                                         (1,915)         (167)
                                                                         --------      --------
       Net cash provided by (used in) financing activities                 67,760        31,147
                                                                         --------      --------
Net change in cash and cash equivalents                                    (5,134)       (4,076)
Cash and cash equivalents at beginning of period                           27,229        25,593
                                                                         --------      --------
Cash and cash equivalents at end of period                               $ 22,095      $ 21,517
                                                                         ========      ========

Supplemental disclosure of cash flow information
     Interest paid                                                       $ 58,296      $ 57,134
     Interest capitalized                                                   4,519         4,530
                                                                         ========      ========
Non-cash investing and financing activities:
   Common stock issued in exchange for Operating Partnership Units       $    575      $      -
   Operating Partnership Units issued as consideration for purchase
     of land                                                                    -           215
   Acquisition of GGMI                                                     66,079             -
   Notes receivable issued for exercised stock options                      1,629         5,240
   Acquisition of property in exchange for tenant note receivable           8,207             -

The accompanying notes are an integral part of these consolidated financial statements.

                                    5 of 28

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)

NOTE 1  ORGANIZATION

Readers of this quarterly report should refer to the Company's audited financial statements for the year ended December 31, 2000 which are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 (Commission File No. 1-11656), as certain footnote disclosures which would substantially duplicate those contained in the 2000 annual audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Company's 2000 Annual Report on Form 10-K.

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

As of March 31, 2001, the Company owned 100% of fifty-three regional shopping centers (the "Wholly-Owned Centers"); 100% of the common stock of General Growth Management, Inc. ("GGMI"); 50% of the stock of GGP/Homart, Inc. ("GGP/Homart"), 50% of the membership interest in GGP/Homart II L.L.C. ("GGP/Homart II"), 51% of the stock of GGP Ivanhoe, Inc. ("GGP Ivanhoe"), 51% of the stock of GGP Ivanhoe III, Inc. ("GGP Ivanhoe III") and 50% of Quail Springs Mall and Town East Mall (collectively, the "Unconsolidated Real Estate Affiliates"). As of such date, GGP/Homart owned interests in twenty-three shopping centers, GGP/Homart II owned interests in eight shopping centers, GGP Ivanhoe owned 100% of two shopping centers, and GGP Ivanhoe III owned 100% of eight shopping centers. Together, the Wholly-Owned Centers and the centers owned by the Unconsolidated Real Estate Affiliates comprise the "Company Portfolio" or the "Portfolio Centers".

Effective January 1, 2000, General Growth established a Dividend Reinvestment and Stock Purchase Plan ("DRSP"). General Growth has reserved for issuance up to 1,000,000 shares of Common Stock for issuance under the DRSP. The DRSP will, in general, allow participants in the plan to make purchases of Common Stock from dividends received or additional cash investments. Although the purchase price of the Common Stock will be determined by the current market price, the purchases will be made without fees or commissions. General Growth will satisfy DRSP Common Stock purchase needs through the issuance of new shares of Common Stock or by repurchases of currently outstanding Common Stock. As of March 31, 2001, an aggregate of 32,072 shares of Common Stock have been issued under the DRSP.

During May 2000, the Operating Partnership formed GGPLP L.L.C., a Delaware limited liability company ("the LLC"), by contributing its interest in a portfolio of 44 Wholly-Owned Centers to the LLC in exchange for all of the common units of membership interest in the LLC. On May 25, 2000, a total of 700,000 redeemable preferred units of membership interest in the LLC (the "RPUs") were issued to an institutional investor by the LLC, which yielded approximately $170,625 in net proceeds to the Company. The net proceeds from the sale of the RPUs were used to repay a portion of the Company's unsecured debt. Holders of the RPUs are entitled to receive cumulative preferential cash distributions per RPU (payable quarterly commencing July 15, 2000) at

                                    6 of 28

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)

a per annum rate of 8.95% of the $250 liquidation preference thereof (or $5.59375 per quarter) prior to any distributions by the LLC to the Operating Partnership. As of the date of this report, cumulative distributions of $13,922 representing preferential distributions from May 25, 2000 through April 15, 2001 have been paid. Subject to certain limitations, the RPUs may be redeemed in cash by the LLC at any time on or after May 25, 2005 for the liquidation preference amount plus accrued and unpaid distributions and may be exchanged by the holders of the RPUs on or after May 25, 2010 for an equivalent amount of a newly created series of redeemable preferred stock of General Growth. Such preferred stock would provide for an equivalent 8.95% annual preferred distribution and would also be redeemable by the Company for cash equal to the liquidation preference amount plus accrued and unpaid distributions. The RPUs have been reflected in the accompanying consolidated financial statements as a component of minority interest at the current total liquidation preference amount of $175,000.

As of March 31, 2001, General Growth owned an approximate 73% general partnership interest in the Operating Partnership (excluding its preferred units of partnership interest as discussed below). The remaining approximate 27% minority interest in the Operating Partnership is held by limited partners that include trusts for the benefit of the families of the original stockholders who initially owned and controlled the Company and subsequent contributors of properties to the Company. These minority interests are represented by common units of limited partnership interest in the Operating Partnership (the "Units"). The Units can be redeemed for cash or, at General Growth's election with certain restrictions, for shares of Common Stock on a one-for-one basis. The holders of the Units also share equally with General Growth's common stockholders on a per share basis in any distributions by the Operating Partnership on the basis that one Unit is equivalent to one share of Common Stock.

General Growth has issued 13,500,000 depositary shares, each representing 1/40 of a share of 7.25% Preferred Income Equity Redeemable Stock, Series A ("PIERS"),or a total of 337,500 PIERS. The PIERS are reflected on the accompanying balance sheets at their $1,000 per share liquidation or redemption value. In order to enable General Growth to comply with its obligations in respect to the PIERS, General Growth owns preferred units of limited partnership interest in the Operating Partnership (the "Preferred Units") which have rights, preferences and other privileges, including distribution, liquidation, conversion and redemption rights, that mirror those of the PIERS. Accordingly, the Operating Partnership is required to make all required distributions on the Preferred Units prior to any distribution of cash or assets to the holders of the Units. At March 31, 2001, 100% of the Preferred Units (337,500) were owned by General Growth.

On January 1, 2001, the Company acquired for nominal consideration 100% of the common stock of GGMI. The results of operations of GGMI have been consolidated in the accompanying financial statements as of and for the three months ended March 31, 2001. This transaction was accounted for as a purchase. In connection with the acquisition, the GGMI preferred stock owned by the Company was cancelled and approximately $77,500 of the outstanding loans owed by GGMI to the Company were contributed to the capital of GGMI. In addition, the Company and GGMI concurrently terminated the management contracts for the Wholly-Owned Centers as the management activities will be performed directly by the Company. GGMI will continue to manage, lease, and perform various other services for the Unconsolidated Centers and other properties owned by unaffiliated third parties. During 2001, the Company elected that GGMI be treated as a taxable REIT subsidiary (a "TRS") as permitted under the Tax Relief Extension Act of 1999.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership consisting of the fifty-three Wholly-Owned Centers (including those owned by the LLC), GGMI and the unconsolidated investments in GGP/Homart, GGP/Homart II, GGP Ivanhoe, GGP Ivanhoe III, Quail

                                    7 of 28

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)

Springs Mall and Town East Mall. All significant inter-company balances and transactions have been eliminated.

This preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position of the Company as of March 31, 2001 and the results of operations for the three months ended March 31, 2001 and 2000 and cash flows for the three months ended March 31, 2001 and 2000 have been included. The results for the interim periods ended March 31, 2001 and 2000 are not necessarily indicative of the results to be obtained for the full fiscal year.

Certain amounts in the 2000 consolidated financial statements have been reclassified to conform to the 2001 presentation.

Earnings Per Share ("EPS")

Basic per share amounts are based on the weighted average of common shares outstanding of 52,365,352 for 2001 and 51,918,470 for 2000. Diluted per share amounts are based on the total number of weighted average common shares and dilutive securities (stock options) outstanding of 52,444,296 for 2001 and 51,935,601 for 2000. However, certain options outstanding were not included in the computation of diluted earnings per share either because the exercise price of the stock options was higher than the average market price of the Common Stock for the applicable periods and therefore, the effect would be anti-dilutive or because the conditions which must be satisfied prior to the issuance of any such shares were not achieved during the applicable periods. The effect of the issuance of the PIERS is anti-dilutive with respect to the Company's calculation of diluted earnings per share for the three months ended March 31, 2001 and 2000 and therefore has been excluded. The outstanding Units have also been excluded from the Company's calculation of diluted earnings per share as there would be no net effect on the reported EPS amounts since the minority interests' share of income would also be added back to net income.

                                    8 of 28

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)

The following are the reconciliations of the numerators and denominators of the basic and diluted EPS.

                                                           Three Months Ended
                                                                March 31,
                                                            2001        2000
                                                          --------    --------

     Numerators:
     Income before extraordinary item                     $ 30,071    $ 28,241
        Dividends on PIERS                                  (6,117)     (6,117)
                                                          --------    --------
        Income available to common stockholders before
          cumulative effect of accounting change -
          for basic and diluted EPS                         23,954      22,124
        Cumulative effect of accounting change              (3,334)          -
                                                          --------    --------
        Net income available to common
          stockholders - for basic and diluted EPS        $ 20,620    $ 22,124
                                                          ========    ========
        Denominators:
        Weighted average common shares
          outstanding (in thousands) - for basic EPS        52,365      51,918
        Effect of dilutive securities - options                 79          18
                                                          --------    --------
        Weighted average common shares
          outstanding (in thousands) - for diluted EPS      52,444      51,936
                                                          --------    --------

Notes Receivable - Officers

As of March 31, 2001, certain officers of the Company were indebted to the Company in the aggregate amount of $11,079 under promissory notes issued by such officers in connection with their exercise of options to purchase an aggregate of 465,000 shares of the Company's Common Stock, including approximately $1,629 advanced to an officer for the purchase of 55,000 shares of Common Stock in 2001. Subsequent to March 31, 2001 and as of the date of this report, the Company has made an additional advance of approximately $599 in connection with the exercise of options to purchase an aggregate of 20,000 shares of Common Stock by an officer. In June 2000, a $1,120 loan was repaid by one of the officers. Also in 2000, the Company forgave approximately $150 of other notes receivable from an officer (previously reflected in prepaid expenses and other assets). The notes, which bear interest at a rate computed as a formula of a market rate, are collateralized by the shares of Common Stock issued upon exercise of such stock options, provide for quarterly payments of interest and are payable to the Company on demand.

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

                                    9 of 28

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)

Comprehensive Income

Comprehensive income is a more inclusive financial reporting methodology that encompasses net income and all other changes in equity except those resulting from investments by and distributions to equity holders. One item included in comprehensive income but not net income is unrealized holding gains or losses on marketable securities classified as available-for-sale. Although General Growth and its consolidated affiliates do not have any material available-for-sale securities, one of its unconsolidated affiliates received common stock of Simon Property Group, Inc. as part of a 1998 transaction. Cumulative net holding losses on such securities through December 31, 2000 were $1,537 and were reflected as accumulated equity in other comprehensive loss of unconsolidated affiliate. For the three months ended March 31, 2001 the Company increased its carrying amount for its investment in such unconsolidated affiliate by $367 and reflected $267 as other comprehensive gain, net of minority interest of $100, as its equity in such unconsolidated affiliate's unrealized holding gain on such securities. For the three months ended March 31, 2000 there were nominal holding losses on such securities which have not been reflected.

Business Segment Information

The sole business of General Growth and its consolidated affiliates is owning and operating shopping centers. General Growth evaluates operating results and allocates resources on a property-by-property basis and does not distinguish nor group its consolidated operations on a geographic basis. Accordingly, General Growth has determined it has a single reportable segment for Statement 131 purposes. Further, all operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues.

NOTE 2  PROPERTY ACQUISITIONS AND DEVELOPMENTS

2000

During September 1999, St. Cloud Funding, L.L.C., a wholly-owned subsidiary of the Operating Partnership ("St. Cloud Funding"), agreed to advance approximately $31,000 to an unaffiliated developer in the form of a second mortgage loan (bearing interest at 15% per annum) collateralized by such developer's ownership interest in Crossroads Center in St. Cloud (Minneapolis), Minnesota. The loan, as subsequently amended, contained provisions which permitted or, under certain circumstances and as elected by the borrower, required that, St. Cloud Mall L.L.C., all of the interests of which are owned by the Company ("St. Cloud Mall"), acquire the property. Pursuant to such provisions, on April 26, 2000, St. Cloud Mall purchased the property at a price equal to approximately $2,000 plus the then outstanding balances of the first mortgage (approximately $46,600) and St. Cloud Funding's second mortgage.

All acquisitions completed through March 31, 2001 were accounted for utilizing the purchase method and accordingly, the results of operations are included in the Company's results of operations from the respective dates of acquisition.

Developments

During 2000, the Company completed construction of Stonebriar Centre, owned by GGP/Homart II, located in Frisco (Dallas), Texas. Construction had commenced in October of 1999 and Stonebriar Centre opened as scheduled on August 4, 2000.

                                   10 of 28

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)

The Company has an ongoing program of renovations and expansions at its properties including significant projects currently under construction at the Park Mall in Tuscon, Arizona; Eden Prairie Mall in Eden Prairie (Minneapolis), Minnesota; Mayfair Mall in Wauwatosa (Milwaukee), Wisconsin; The Crossroads in Portage, Michigan; Knollwood Mall in St. Louis Park (Minneapolis), Minnesota; and Southwest Plaza Mall in Littleton (Denver), Colorado. In addition, during 2000, the Company commenced construction of a private wide-area network to link tenants and mall locations via the Internet. As of the date of this report, the network is substantially complete and operational as the majority of the Company's regional shopping centers are currently wired for such broadband connectivity. Certain tenants are currently utilizing the network free of charge during the testing phase.

During 1999, the Company formed a joint venture to develop a regional mall in Westlake (Dallas), Texas. As of March 31, 2001, the Company has invested approximately $14,953 (including land acquisition costs) in the joint venture. In addition, the Company is currently obligated to fund pre-development costs (estimated to be approximately $1,545, most of which has been incurred). Actual development costs have not been determined at this time. The retail site, part of a planned community which is expected to contain a resort hotel, a golf course, luxury homes and corporate offices, is currently planned to contain up to 1.6 million square feet of tenant space including up to six anchor stores and a multi-screen theater. There can be no assurance that development of this site will proceed beyond the pre-development phase.

The Company also is investigating certain other potential development sites, including sites in Toledo, Ohio and West Des Moines, Iowa, but there can be no assurance that development of these sites will proceed.

                                   11 of 28

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (Dollars in thousands, except for per share data)

NOTE 3  Investments in Unconsolidated Affiliates

GGP/Homart

The Company holds a 50% interest in GGP/Homart with the remaining ownership interest held by New York State Common Retirement Fund ("NYSCRF"), the Company's co-investor in GGP/Homart II (described below). At March 31, 2001, GGP/Homart owned interests in twenty-three regional shopping malls, four of which were owned jointly with venture partners. GGP/Homart has elected real estate investment trust status for income tax purposes. The Company shares in the profits and losses, cash flows and other matters relating to GGP/Homart in accordance with its 50% ownership percentage. NYSCRF has an exchange right under the GGP/Homart Stockholders Agreement which permits it to convert its ownership interest in GGP/Homart to shares of Common Stock of General Growth. If such exchange right is exercised, the Company may, at its election, alternatively satisfy such exchange in cash.

GGP/Homart II

In November 1999, the Company, together with NYSCRF, formed GGP/Homart II, a Delaware limited liability company which is owned equally by the Company and NYSCRF. GGP/Homart II owns 100% interests in Stonebriar Centre in Frisco (Dallas), Texas, Altamonte Mall in Altamonte Springs (Orlando), Florida, Natick Mall in Natick (Boston), Massachusetts and Northbrook Court in Northbrook (Chicago), Illinois, which were contributed to the joint venture by the Company; and 100% interests in Alderwood Mall in Lynnwood (Seattle), Washington, Carolina Place in Charlotte, North Carolina, and Montclair Plaza in Los Angeles, California, which were contributed to the joint venture by NYSCRF. Certain of the malls were contributed subject to existing financing in order to balance the net equity values of the malls contributed by each of the venture partners. Also, on March 22, 2001, GGP/Homart II purchased a 100% interest in Willowbrook Mall in Houston, Texas for approximately $145,000. GGP/Homart II financed the acquisition with a new $102,000 10-year mortgage loan bearing interest at 6.93% per annum and approximately $43,000 in financing proceeds from a new mortgage loan recently obtained which is collateralized by the Stonebriar Centre. According to the membership agreement between the venture partners, the Company and NYSCRF share in the profits and losses, cash flows and other matters relating to GGP/Homart II in accordance with their respective 50% ownership percentages.

GGP Ivanhoe III

GGP Ivanhoe III owns 100% interests in Landmark Mall in Alexandria, Virginia; Mayfair Mall and adjacent office buildings in Wauwatosa (Milwaukee), Wisconsin; Meadows Mall in Las Vegas, Nevada; Northgate Mall in Chattanooga, Tennessee; Oglethorpe Mall in Savannah, Georgia; Park City Center in Lancaster, Pennsylvania; Oak View Mall in Omaha, Nebraska; and Eastridge Shopping Mall in San Jose, California. GGP Ivanhoe III, which has elected to be taxed as a REIT, is owned 51% by the Company and 49% by an affiliate of Ivanhoe Cambridge of Montreal, Quebec, Canada ("Ivanhoe"), which is also the Company's joint venture partner in GGP Ivanhoe (described below). The Company and Ivanhoe share in the profits and losses, cash flows and other matters relating to GGP Ivanhoe III in accordance with their respective ownership percentages except that certain major operating and capital decisions (as defined in the stockholders' agreement) require the approval of both stockholders. Accordingly, the Company is accounting for GGP Ivanhoe III using the equity method.

                                   12 of 28

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)

GGP Ivanhoe

GGP Ivanhoe owns The Oaks Mall in Gainesville, Florida and Westroads Mall in Omaha, Nebraska. The Company owns a 51% ownership interest in GGP Ivanhoe and Ivanhoe owns the remaining 49% ownership interest. The terms of the stockholder's agreement are similar to those of GGP Ivanhoe III.

Town East Mall / Quail Springs Mall

The Company owns a 50% interest in Town East Mall, located in Mesquite, Texas and a 50% interest in Quail Springs Mall in Oklahoma City, Oklahoma. The Company shares in the profits and losses, cash flows and other matters relating to Town East Mall and Quail Springs Mall in accordance with its ownership percentage.

GGMI

On January 1, 2001, the Operating Partnership acquired 100% of the common stock of GGMI as discussed in Note 1 and the operations, net assets and liabilities of GGMI have been fully consolidated into the Company's consolidated financial statements. During 2000, the Operating Partnership held all of the non-voting preferred stock ownership interest in GGMI representing 95% of the equity interest. Certain key current or former employees of the Company held the remaining 5% equity interest through ownership of 100% of the common stock of GGMI, which was entitled to all voting rights in GGMI. Accordingly, the Company utilized the equity method to account for its ownership interest in GGMI in 2000 and prior years. GGMI could not distribute funds to its common stockholders until its available cash flow exceeded all accumulated preferred dividends owed to the preferred stockholder. As no preferred stock dividends had been paid by GGMI, the Company had been allocated 100% of the earnings (loss) and cash flows generated by GGMI since 1996. The Operating Partnership also had advanced funds to GGMI at interest rates ranging from 8% to 14% per annum which were scheduled to mature by 2016. Such loans were capitalized in 2001 as discussed above and in
Note 4. GGMI had managed, leased, and performed various other services for the Portfolio Centers and other properties owned by unaffiliated parties.

Summarized Income Statement Information Of Unconsolidated Real Estate Affiliates The following is summarized income statement information of Unconsolidated Real Estate Affiliates of the Company for the three months ended March 31, 2001 and 2000.

                                              Three Months  Ended
                                              March          March
                                              2001            2000
                                            ---------       --------
Total Revenues                               $152,502       $133,012
Operating expenses                             63,191         57,139
Depreciation and Amortization                  29,491         25,321
                                             --------       --------
     Operating Income                          59,820         50,552
Interest expense, net                         (37,401)       (33,834)
Equity in net income of unconsolidated
  real estate affiliates                          778          1,232
Gain (loss) on property sales                      10            183
Income allocated to minority interest               -            (88)
                                             --------       --------
     Net Income                              $ 23,207       $ 18,045
                                             ========       ========

                                   13 of 28

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)

NOTE 4  MORTGAGE NOTES AND OTHER DEBT PAYABLE

Mortgage notes and other debt payable at March 31, 2001 and December 31, 2000 consisted of the following:


                                     March 31, 2001     December 31, 2000
Fixed-Rate debt:
   Mortgage notes payable            $1,827,554         $1,832,783
Variable-Rate debt:
   Mortgage notes payable             1,183,188          1,146,343
   Credit Facility and bank loan        350,000            265,000
                                     ----------         ----------
   Total Variable-Rate debt           1,533,188          1,411,343
                                     ----------         ----------
   Total                             $3,360,742         $3,244,126
                                     ==========         ==========

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

Variable Rate Debt
Mortgage Notes Payable

Variable mortgage notes payable consist primarily of the approximate $110,000 outstanding on the construction loan collateralized by Rivertown Crossings as described below, approximately $130,000 of non-recourse financing collateralized by a pool of six wholly-owned properties and approximately $855,688 of collateralized mortgage-backed securities, as described below. The remaining loans are generally short term in nature and bear interest at a rate per annum equal to LIBOR (5.08% at March 31, 2001) plus 90 to 185 basis points. The Company currently expects to retire or refinance such obligations when market conditions are favorable or at maturity.

Commercial Mortgage-Backed Securities

In August 1999, the Company issued $500,000 of commercial mortgage-backed securities, collateralized by the Ala Moana Center. The securities (the "Ala Moana CMBS") are comprised of notes which bear interest at rates per annum ranging from LIBOR plus 50 basis points to LIBOR plus 275 basis points (weighted average equal to LIBOR plus 95 basis points), calculated and payable monthly. In conjunction with the issuance of the Ala Moana CMBS, the Company arranged for an interest rate cap agreement, the effect of which limits the maximum interest rate the Company will be required to pay on the securities to 9% per annum. Payments received pursuant to the interest rate cap agreement for the three months ended March 31, 2001 were approximately $14, which were reflected as a reduction in net interest expense.

                                   14 of 28

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)

In September 1999, the Company issued $700,229 of commercial mortgage backed securities cross-collateralized and cross-defaulted by a portfolio of nine regional malls and an office complex adjacent to one of the regional malls. The securities (the "GGP-Ivanhoe CMBS") are comprised of notes which bear interest at rates per annum ranging from LIBOR plus 52 basis points to LIBOR plus 325 basis points (weighted average equal to LIBOR plus approximately 109 basis points), calculated and payable monthly. In conjunction with the issuance of the GGP-Ivanhoe CMBS, the Company arranged for an interest rate cap agreement, the effect of which limits the maximum interest rate the Company will be required to pay on the securities to 9.03% per annum. Payments received pursuant to the interest rate cap agreement for the three months ended March 31, 2001 were approximately $60, which were reflected as a reduction in net interest expense.

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

As of July 31, 2000 the Company obtained a new unsecured revolving credit facility (the "Revolver") in a maximum aggregate principal amount of $135,000 (increased to $160,000 in September 2000). At March 31, 2001 the outstanding balance of the Revolver was $35,000. The Revolver has a maturity of July 31, 2003 and bears interest at a floating rate per annum equal to LIBOR plus 100 to 190 basis points, depending on the Company's average leverage ratio. The Revolver is subject to financial performance covenants including debt to value and net worth ratios, certain financial ratios and minimum equity values.

Interim Financing

In January 2000, the Company obtained a new $200,000 unsecured short-term bank loan. The Company's initial draw under this loan was $120,000 in January 2000 and the remaining available amounts were fully drawn at June 30, 2000. Loan proceeds were used to fund ongoing redevelopment projects and repay the remaining balance of $83,000 on an interim loan obtained in September 1999. The bank loan bore interest at a rate per annum of LIBOR plus 150 basis points and was refinanced as of July 31, 2000 with the Revolver and the Term Loan described below.

As of July 31, 2000, the Company obtained an unsecured bank term loan (the "Term Loan") in a maximum principal amount of $100,000. As of March 31, 2001, the maximum principal amount of the Term Loan had been increased to $230,000 and, as of such date, all amounts available under the Term Loan were fully drawn. Term Loan proceeds were used to fund ongoing redevelopment projects and repay a portion of the remaining balance of the bank loan described in the paragraph immediately above. The Term Loan has a maturity of July 31, 2003 and bears interest at a rate per annum of LIBOR plus 100 to 170 basis points depending on the Company's average leverage ratio.

In December 2000, the Company obtained an additional $20,000 mortgage loan collateralized by the Valley Hills Mall. The new mortgage loan is payable interest only until maturity at a rate of 7.91% per annum and matures in February 2004.

                                   15 of 28

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)


In January 2001, GGMI borrowed $37,500 under a new revolving line of credit obtained by GGMI and an affiliate, which is guaranteed by General Growth and the Operating Partnership. The interest rate per annum with respect to any borrowings varies from LIBOR plus 100 to 190 basis points depending on the Company's average leverage ratio. This revolving line of credit matures in July 2003.

Construction Loan

During April 1999, the Company received $30,000 representing the initial loan draw on a $110,000 construction loan facility. The facility is collateralized by and provided financing for the RiverTown Crossings Mall development (including outparcel development) in Grandville (Grand Rapids), Michigan. The construction loan provides for periodic funding as construction and leasing continue and currently bears interest at a rate per annum of LIBOR plus 150 basis points. As of July 17, 2000 additional loan draws of approximately $80,000 had been made and no further amounts are available under the construction loan facility. Interest is due monthly. The loan matures on June 29, 2001 and the Company currently intends to refinance the loan at or prior to maturity with a non-recourse long-term mortgage loan.

Letters of Credit

As of March 31, 2001 and December 31, 2000, the Operating Partnership had outstanding letters of credit of $10,863, primarily in connection with special real estate assessments and insurance requirements. In addition, at March 31, 2001 the Company has a letter of credit of approximately $1,937 related to the funding of the Ala Moana CMBS and pending construction projects at the Ala Moana Center.

NOTE 5  DISTRIBUTIONS PAYABLE

The following is a chart of the previous common and preferred distributions for the Company paid in 2000 and 2001. As described in Note 1, General Growth's preferred stock dividends to its preferred stockholders were in the same amount as the Operating Partnership's distributions to General Growth on the same dates with respect to the Preferred Units held by General Growth.

                             COMMON DISTRIBUTIONS
--------------------------------------------------------------------------------
                                                    General        Operating
                                                     Growth       Partnership
 Declaration   Amount per    Record    Payment    Stockholders  Limited Partners
    Date         Share        Date       Date        Amount          Amount
    ----         -----        ----       ----        ------          ------
  03/21/01       $0.53      04/06/01   04/30/01     $27,778         $10,373
  12/12/00        0.53      01/05/01   01/31/01      27,744          10,385
  09/19/00        0.51      10/05/00   10/31/00      26,596          10,046
  06/14/00        0.51      07/06/00   07/31/00      26,541          10,090
  03/22/00        0.51      04/06/00   04/28/00      26,483          10,101
  12/13/99        0.51      01/06/00   01/31/00      26,481          10,097

                                   16 of 28

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)


                        PREFERRED DISTRIBUTIONS
                   ---------------------------------
                     Record     Payment   Amount per
                      Date        Date      Share
                   -----------  --------  ----------
                   04/06/01     04/16/01    $0.4531
                   01/05/01     01/15/01     0.4531
                   10/05/00     10/31/00     0.4531
                   07/06/00     07/14/00     0.4531
                   04/06/00     04/14/00     0.4531
                   01/06/00     01/14/00     0.4531


NOTE 6  COMMITMENTS AND CONTINGENCIES

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

NOTE 7  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On June 1, 1999 the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). FASB Statement No. 138 "Accounting for Derivative Instruments and Hedging Activities-An Amendment of FASB Statement No 133" was issued in June 2000. Statement 133, as amended, is effective for fiscal years beginning after June 15, 2000 as provided by FASB Statement No. 137 issued in July 1999. The Company's only hedging activity is the cash value hedge represented by its cap agreements relating to its commercial mortgage-backed securities. The interest rate cap agreements place a limit on the effective rate of interest the Company will bear on such floating rate obligations. The Company has concluded that these cap agreements are highly effective in achieving its objective of eliminating its exposure to variability in cash flows relating to these floating rate obligations when LIBOR rates exceed the strike rates of the cap agreements. However, Statement 133 also requires that the Company fair value the cap agreements as of the end of each reporting period. Interest rates have generally declined since the caps were obtained. The Company adopted Statement 133 on January 1, 2001. In accordance with the transition provisions of Statement 133, the Company recorded at January 1, 2001 a loss to earnings of $3,334 as a cumulative-effect type transition adjustment to recognize at fair value the time-value portion of all the interest rate cap agreements that were previously designated as part of a hedging relationship. Included in the $3,334 loss is $704 relating to interest rate cap agreements held by Unconsolidated Real Estate Affiliates. The Company also recorded $112 to other comprehensive income at January 1, 2001 to reflect the then fair value of the intrinsic portion of the interest rate cap agreements. Subsequent changes in the fair value of these agreements will be reflected in current earnings and accumulated other comprehensive income. As the remaining time-value portion of the fair value of the cap agreements at January 1, 2001 is not significant, any further decreases in the fair value of the cap agreements which would be required to be reflected in current earnings are not expected to be material.

In March 2000, the FASB issued Statement of Accounting Standards Interpretation 44, "Accounting for Certain Transactions Involving Stock Compensation" ("Interpretation 44"). Interpretation 44 is generally effective for new stock option grants beginning July 1, 2000. However, the interpretive definition of an

                                   17 of 28

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)

employee applies to new awards granted after December 15, 1998. Further, the FASB determined that any modifications to current accounting as a result of this guidance are to be recorded prospectively, effective as of July 1, 2000. General Growth has previously granted stock options to its employees, directors and to employees of its then unconsolidated subsidiary, GGMI (which, as of January 1, 2001, became a consolidated subsidiary). Under the terms of the Interpretation, any awards to GGMI employees are considered awards to non-employees. The Company has applied the accounting mandated by Interpretation 44 as of July 1, 2000 with no significant impact on the Company's consolidated financial position or consolidated results of operations. Due to the acquisition of the common stock of GGMI by the Operating Partnership on January 1, 2001, those individuals who are employed by GGMI will be considered employees of General Growth for the purposes of accounting for stock option grants in 2001 and subsequent years.

                                   18 of 28

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

Certain Information about the Company Portfolio

As of March 31, 2001, the Company owns 100% of the fifty-three Wholly-Owned Centers, 100% of the stock of GGMI, 50% of the stock of GGP/Homart, 50% of the membership interest in GGP/Homart II, 51% of the stock of GGP Ivanhoe, 51% of the stock of GGP Ivanhoe III and 50% of Quail Springs Mall and Town East Mall. GGP/Homart owns interests in twenty-three shopping centers, GGP/Homart II owns interests in eight shopping centers, GGP Ivanhoe owns interests in two shopping centers, and GGP Ivanhoe III owns interests in eight shopping centers.

On March 31, 2001, the Mall Store and Freestanding Store portions of the centers in the Company Portfolio which were not undergoing redevelopment were approximately 89.0% occupied as of such date, representing the same occupancy percentage which existed on March 31, 2000 but representing a decrease in occupancy percentage of 2% as compared to December 31, 2000. Minor occupancy declines are typical of the usual retail

                                   19 of 28

                        GENERAL GROWTH PROPERTIES, INC.
             (Dollars in thousands, except for per share amounts)

cycle but have been larger in 2001 than in prior years due to the general economic slowdown as described below.

Total annualized sales averaged $360 per square foot for the Company Portfolio in the three months ended March 31, 2001. In the three months ended March 31, 2001, total Mall Store sales for the Company Portfolio increased by 7.5% over the same period in 2000. Comparable Mall Store sales are sales of those tenants that were open the previous 12 months. Therefore, comparable Mall Store sales in the three months ended March 31, 2001 are of those tenants that were operating in the three months ended March 31, 2000. Comparable mall store sales in the three months ended March 31, 2001 increased by 2.6% over the same period in 2000.

The average Mall Store rent per square foot from leases that expired in the three months ended March 31, 2001 was $27.40. The Company Portfolio benefited from increasing rents inasmuch as the average Mall Store rent per square foot on new and renewal leases executed during this same period was $34.01, or $6.61 per square foot above the average for expiring leases. The following schedule shows scheduled lease expirations over the next five years.

                               PORTFOLIO CENTERS
                      FIVE YEAR LEASE EXPIRATION SCHEDULE

                                All Expirations                        Expirations at Share (1)
                    ---------------------------------------     ---------------------------------------
                     Base Rent        Footage      Rent/PSF      Base Rent        Footage      Rent/PSF
                    ------------     ---------     --------     ------------     ---------     --------
Wholly Owned
     2001           $ 16,682,493       634,395      $26.30      $ 16,682,493       634,395      $26.30
     2002             24,348,650       911,849       26.70        24,348,650       911,849       26.70
     2003             26,292,144     1,037,987       25.33        26,292,144     1,037,987       25.33
     2004             21,730,852       836,328       25.98        21,730,852       836,328       25.98
     2005             32,167,183     1,108,067       29.03        32,167,183     1,108,067       29.03
                    ------------     ---------      ------      ------------     ---------      ------
Portfolio Total     $121,221,322     4,528,626      $26.77      $121,221,322     4,528,626      $26.77

Unconsolidated (2)
     2001           $ 19,410,277       682,872      $28.42      $ 10,038,593       357,640      $28.07
     2002             26,059,046       812,055       32.09        13,472,363       424,254       31.76
     2003             24,864,826       784,692       31.69        12,894,766       409,605       31.48
     2004             34,411,600     1,054,275       32.64        17,371,373       537,828       32.30
     2005             26,228,973       815,852       32.15        13,084,694       409,128       31.98
                    ------------     ---------      ------      ------------     ---------      ------
Portfolio Total     $130,974,722     4,149,746      $31.56      $ 66,861,789     2,138,455      $31.27

Grand Total         $252,196,044     8,678,372      $29.06      $188,083,111     6,667,081      $28.21
                    ============     =========      ======      ============     =========      ======

     (1) Expirations at share reflect the Company's direct or indirect ownership interest in a joint venture.

     (2) Excludes the two malls managed by joint venture partners of GGP/Homart (Arrowhead Towne Center and Superstition Springs).

                                   20 of 28

                        GENERAL GROWTH PROPERTIES, INC.
             (Dollars in thousands, except for per share amounts)


Company revenues are primarily derived from fixed minimum rents, overage rents and recoveries of operating expenses from tenants. Inasmuch as the Company's consolidated financial statements reflect the use of the equity method to account for its investments in GGP/Homart, GGP/Homart II, GGP Ivanhoe, GGP Ivanhoe III, Quail Springs Mall and Town East Mall, the discussion of results of operations of the Company below relates primarily to the revenues and expenses of the Wholly-Owned Centers and GGMI.

Results Of Operations of the Company
Three Months Ended March 31, 2001 and 2000

On January 1, 2001, the Company acquired all of the outstanding common stock of GGMI and consolidated the results of GGMI's operations as described in Note 3. GGMI's operations did not change significantly in 2001 as a result of the acquisition but certain fees received from the Wholly-Owned Centers have been eliminated. Comparable fees for the first three months of 2000 for joint venture and third-party owned properties were reflected as a component of the Company's equity in the net earnings from GGMI as GGMI was accounted for as an unconsolidated subsidiary during 2000. For purposes of the following discussion of the results of operations, the net effect of the GGMI acquisition will reflect the effect of the consolidation of GGMI's operations due to the acquisition in 2001. During April 2000, the Company purchased a 100% interest in Crossroads Center. The Crossroads acquisition resulted in minor increases in substantially all categories of consolidated revenues and expenses in the three months ended March 31, 2001 as compared to the three months ended March 31, 2000.

Total revenues for the three months ended March 31, 2001 were $192.0 million, which represents an increase of $29.5 million or approximately 18.15% from $162.5 million in the three months ended March 31, 2000. The majority of the increase was from the net effect of the GGMI acquisition. Minimum rent for the three months ended March 31, 2001 increased by $10.1 million or 9.90% from $102.0 million in the comparable period in 2000 to $112.1 million. The majority of such increase in minimum rents was due to higher base rental rates on new and renewal leases signed since first quarter of 2000 as compared to leases that have expired. Expansion space and specialty leasing increases at the comparable centers (properties owned for the entire time during the three months ended March 31, 2000 and 2001) accounted for the remaining increase in minimum rents. Fee and Other income increased by a net $15.2 million or 281.5% from $5.4 million to $20.6 million for the three months ended March 31, 2001. The increase was generated by the acquisition of GGMI as described above and in Note 3.

Total expenses, including depreciation and amortization, increased by approximately $21.8 million or 25.26%, from $86.3 million in the three months ended March 31, 2000 to $108.1 million in the three months ended March 31, 2001. For the three months ended March 31, 2001, property operating expenses increased by $16.0 million or 39.60% from $40.4 million in 2000 to $56.4 million in the first quarter of 2001, substantially all of which was attributable to the net effect of the acquisition of GGMI. The remainder was due to increases in repairs and maintenance and other operating costs at the comparable centers. Depreciation and amortization increased by $5.6 million or 19.08% over the same period in 2001. The majority of the increase in depreciation and amortization was generated by the net effect of the acquisition of GGMI. Management fees to affiliates were zero in 2001, a reduction of approximately $2.3 million from the same period in 2000 due to the elimination of fees charged by GGMI to the Wholly-Owned Centers.

Net interest expense for the three months ended March 31, 2001 was $52.0 million, an increase of $4.0 million or 8.33% from $48.0 million in the three months ended March 31, 2000. The net effect of the acquisition of GGMI was responsible for approximately $3.2 million of the increase. The remainder was due to increased debt and interest rates at the comparable centers.

                                   21 of 28

                        GENERAL GROWTH PROPERTIES, INC.
             (Dollars in thousands, except for per share amounts)


Equity in net income of unconsolidated affiliates in the three months ended March 31, 2001 increased by approximately $1.3 million to earnings of $9.8 million in 2001, from $8.5 million in the three months ended March 31, 2000. The Company's equity in the earnings of GGP Ivanhoe III increased approximately $1 million, primarily due to increases in minimum rents, tenant recoveries and specialty leasing revenues at the properties. The Company's equity in the earnings of GGP/Homart II resulted in an increase in earnings of approximately $1.2 million for the three months ended March 31, 2001 primarily due to increases in the operations of comparable centers and the opening of Stonebriar Centre in August 2000. These increases were partially offset by the Company's equity in the earnings of GGMI of approximately $.7 million in 2000 that has been included in the consolidated results of operations in 2001 due to the GGMI acquisition.

Liquidity and Capital Resources of the Company

As of March 31, 2001, the Company held approximately $22.1 million of unrestricted cash and cash equivalents. The Company uses operating cash flow as the principal source of internal funding for short-term liquidity and capital needs such as tenant construction allowances and minor improvements made to individual properties that are not recoverable through common area maintenance charges to tenants. External funding alternatives for longer-term liquidity needs such as acquisitions, new development, expansions and major renovation programs at individual centers include construction loans, mini-permanent loans, long-term project financing, joint venture financing with institutional partners, additional Operating Partnership level or Company level equity investments, unsecured Company level debt or secured loans collateralized by individual shopping centers. In addition, the Company has access to the public equity and debt markets through a currently effective shelf registration statement under which up to $329.2 million in equity or debt securities may be issued from time to time. The Company also has a revolving credit facility and term loans (Note 4) under which approximately $265 million had been borrowed as of March 31, 2001 which loans mature on July 31, 2003. The Company currently anticipates it will be able to increase, if necessary, the aggregate principal amounts available to be borrowed under such facilities from an aggregate of $390 million as of the date of this report to $650 million. Finally, GGMI obtained a revolving line of credit in 2001 under which approximately $37.5 million (with an additional $32.5 million available under certain conditions) had been borrowed as of March 31, 2001.

                                   22 of 28

                        GENERAL GROWTH PROPERTIES, INC.
            (Dollars in thousands, except for per share amounts)


At March 31, 2001, the Company had direct or indirect ("pro rata") mortgage and other debt of approximately $4,724,224. The following table reflects the maturity dates of the Company's pro rata debt and the related interest rates.

                            COMPANY PORTFOLIO DEBT
            MATURITY AND CURRENT AVERAGE INTEREST RATE SUMMARY (a)
                             AS OF MARCH 31, 2001
                             --------------------

(Dollars in Thousands)

                                    Unconsolidated
             Wholly-Owned            Joint Venture            Company
               Centers              Properties (b)         Portfolio Debt
             ------------           ---------------        --------------
                         Average                 Average                 Average
              Maturing   Interest    Maturing   Interest    Maturing    Interest
Year           Amount     Rate(c)     Amount     Rate(c)     Amount      Rate(c)
----         ----------  --------   ----------  --------   -----------  --------
2001          $  240,000      6.98%  $   98,054      6.71%   $  338,054      6.90%
2002              95,847      7.21%     178,200      6.99%      274,047      7.07%
2003             387,500      6.87%     473,149      6.38%      860,649      6.60%
2004           1,130,782      6.45%     200,672      6.38%    1,331,454      6.44%
2005              38,549      7.91%           -      0.00%       38,549      7.91%
Subsequent    $1,468,064      7.11%     413,407      7.33%    1,881,471      7.16%
              ----------      ----   ----------      ----    ----------      ----

Total         $3,360,742      6.86%  $1,363,482      6.77%   $4,724,224      6.83%
              ==========      ====   ==========      ====    ==========      ====

Floating      $1,533,188      6.54%  $  627,796      6.27%   $2,160,984      6.46%
Fixed Rate     1,827,554      7.12%     735,686      7.20%    2,563,240      7.14%
              ----------      ----   ----------      ----    ----------      ----

Total         $3,360,742      6.86%  $1,363,482      6.77%   $4,724,224      6.83%
              ==========      ====   ==========      ====    ==========      ====

(a) Excludes principal amortization.

(b) Unconsolidated Joint Venture properties debt reflects the Company's share of debt (based on its respective equity ownership interests in the Unconsolidated Joint Ventures) relating to the properties owned by the Unconsolidated Joint Ventures.
(c) As of March 31, 2001.

                                   23 of 28

                        GENERAL GROWTH PROPERTIES, INC.
             (Dollars in thousands, except for per share amounts)


A portion of the debt bearing interest at variable rates is subject to interest rate cap agreements. Reference is made to Note 4 and Item 3 below for additional information regarding the Company's debt and the potential impact on the Company of interest rate fluctuations.

The following summarizes certain significant investment and financing transactions currently planned or completed since December 31,2000:

In January 2001, GGMI borrowed $37.5 million under a new revolving line of credit obtained by GGMI and an affiliate, which is guaranteed by General Growth and the Operating Partnership. The interest rate per annum with respect to borrowings under the line of credit varies from LIBOR plus 100 to 190 basis points depending on the Company's average leverage ratio. This revolving line of credit matures in July 2003.

During March 2001, an affiliate of GGP/Homart II closed on a new $125 million mortgage loan collateralized by Stonebriar Centre. The new loan bears interest at LIBOR plus 75 basis points per annum and matures October 2003 (assuming all extension options available are exercised). Approximately $80 million of the proceeds was advanced to GGP/Homart at March 31, 2001 to paydown other GGP/Homart mortgage debt and the majority of the remainder was utilized to fund the purchase of the Willowbrook Mall in Houston, Texas as discussed in Note 3.

In March 2001, the Company obtained a $115 million mortgage loan collateralized by Capital Mall, Greenwood Mall, and Gateway Mall. The new mortgage loan requires monthly payments of principal and interest at a rate of 7.28% per annum and matures in April 2011.

As of March 31, 2001, approximately $240 million of the Company's debt is scheduled to mature during the remainder of 2001. Although final agreements to refinance all such loan amounts have not yet been reached, the Company anticipates that all of its debt will be repaid on a timely basis. Other than as described above or in conjunction with possible future acquisitions, there are no current plans to incur additional debt, increase the amounts available under the Revolver or Term Loans or raise equity capital. If additional capital is required, the Company believes that it can increase the amounts available under the Revolver or Term Loans, obtain an interim bank loan, obtain additional mortgage financing on under-leveraged assets, enter into new joint venture partnership arrangements or raise additional debt or equity capital. However, there can be no assurance that the Company can obtain such financing on satisfactory terms. The Company will continue to monitor its capital structure, investigate potential investments or joint venture arrangements and purchase additional properties if they can be acquired and financed on terms that the Company reasonably believes will enhance long-term stockholder value. When property operating cash flow has been increased, the Company anticipates the refinancing of portions of its long-term floating rate debt with pooled or property-specific non-recourse fixed-rate or floating-rate mortgage financing. Accordingly, the Company anticipates that up to approximately $1,500 million of collateralized floating rate debt may be replaced in the remainder of 2001 with new floating rate or long-term fixed rate mortgage financing.

Net cash provided by operating activities was $40.1 million in the first three months of 2001, a decrease of $16.8 million from $56.9 million in the same period in 2000, primarily due to an overall reduction in accounts payable at the comparable centers.

Net cash used by investing activities was $113 million in the first three months of 2001 compared to $92.1 million of cash used in the first three months of 2000. Cash flows from investing activities was impacted by the higher volume of development and improvement activity for the consolidated real estate properties in the first three months of 2001 as compared to the first three months in 2000 as more further described in Note 2.

                                   24 of 28

                        GENERAL GROWTH PROPERTIES, INC.
             (Dollars in thousands, except for per share amounts)


Financing activities contributed cash of $67.8 million in the first three months of 2001, compared to a source of cash of $31.1 million in 2000. A major contributing factor to the variance in the cash provided from financing activity is that financing from mortgages and other debt, net of repayments of principal on mortgage debt, had a positive impact of $116.6 million in the first three months of 2001 versus a positive impact of $73.3 million in the first three months of 2000. The additional financing in 2001 was used to fund the developments and redevelopment of real estate discussed above and in Note 2.

In order to remain qualified as a real estate investment trust for federal income tax purposes, the Company must distribute 100% of capital gains and at least 90% of its ordinary taxable income to stockholders. The following factors, among others, will affect operating cash flow and, accordingly, influence the decisions of the Board of Directors regarding distributions: (i) scheduled increases in base rents of existing leases; (ii) changes in minimum base rents and/or overage rents attributable to replacement of existing leases with new or renewal leases; (iii) changes in occupancy rates at existing centers and procurement of leases for newly developed centers; and (iv) the Company's share of distributions of operating cash flow generated by the Unconsolidated Real Estate Affiliates, less oversight costs and debt service on additional loans that have been or will be incurred. The Company anticipates that its operating cash flow, and potential new debt or equity from future offerings, new financings or refinancings will provide adequate liquidity to conduct its operations, fund general and administrative expenses, fund operating costs and interest payments and allow distributions to the Company's preferred and common stockholders in accordance with the requirements of the Internal Revenue Code of 1986, as amended, for continued qualification as a real estate investment trust and to avoid any Company level federal income or excise tax.

During 2000 and the three months ended March 31, 2001 the retail sector was experiencing declining growth and certain portions of the retail economy have been in decline. Such reversals or reductions in the retail market adversely impacts the Company as demand for leasable space is reduced and rents computed as a percentage of tenant sales declines. In addition, a number of local, regional and national retailers, including tenants of the Company, have filed for bankruptcy protection during the last few years. Most of the bankrupt retailers reorganized their operations and/or sold stores to stronger operators. Although some leases were terminated pursuant to the lease cancellation rights afforded by the bankruptcy laws, the impact on Company earnings was negligible. Over the last three years, the provision for doubtful accounts has averaged only $3.0 million per year, which represents less than 1% of average total revenues of $579.2 million. In addition, the Company to date has generally been successful in finding new uses or tenants for retail locations that are vacated either as a result of voluntary store closing or bankruptcy proceedings. Therefore, the Company does not expect these events to have a material impact on its consolidated financial results of operations.

The Internet and electronic retailing are growing at significant rates. Although the amount of retail sales conducted solely via the Internet is expected to rise in the future, the Company believes that traditional retailing and "e-tailing" will converge such that the regional mall will continue to be a vital part of the overall mix of shopping alternatives for the consumer.

In order to enhance the value and competitiveness of its properties through technology, the Company has implemented an integrated broadband distribution system that provides tenants at its properties with a private wide-area network as well as supporting applications and equipment (the "Broadband System"), to link tenants and mall locations via the Internet. The Broadband System has been installed and is currently operational at substantially all of its properties as more fully discussed in Note 2.

                                   25 of 28

                        GENERAL GROWTH PROPERTIES, INC.
             (Dollars in thousands, except for per share amounts)


Recently Issued Accounting Pronouncements

As more fully described in Note 7, the FASB, EITF and the AICPA have issued certain statements, which are effective for the current or subsequent year. The Company does not expect a significant impact on its annual reported operations due to the application of such new statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not entered into any transactions using derivative commodity instruments. The Company is subject to market risk associated with changes in interest rates. Interest rate exposure is principally limited to the $1,533 million of debt of the Company outstanding at March 31, 2001 that is priced at interest rates that float with the market. However, approximately $858 million of such floating rate consolidated debt is comprised of commercial mortgage-backed securities which are subject to interest rate cap agreements, the effect of which is to limit the interest rate the Company would be required to pay on such debt to no more than approximately 9% per annum. Therefore, a 25 basis point movement in the interest rate on the floating rate debt would result in an approximately $3.83 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt. The Company has an ongoing program of refinancing its floating and fixed rate debt and believes that this program allows it to vary its ratio of fixed to floating rate debt and to stagger its debt maturities to respond to changing market rate conditions. Reference is made to Item 2 above and Note 4 for additional debt information.

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

                                   27 of 28

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


                              GENERAL GROWTH PROPERTIES, INC.
                                              (Registrant)


  Date:  May 10, 2001         by: /s/  Bernard Freibaum
                                  ------------------------------------------
                                  Bernard Freibaum
                                  Executive Vice President and Chief Financial
                                  Officer (Principal Accounting Officer)


                                   28 of 28

EXHIBIT  INDEX

  2(a) Purchase and Sale Agreement dated as of May 3, 1999, among D/E Hawaii Joint Venture, GGP Limited Partnership and General Growth Properties, Inc. (17)

  2(b) Agreement of Purchase and Sale, dated as of July 27, 1999, among Oak View Mall Corporation, a Delaware corporation, and Oak View Mall, L.L.C., a Delaware limited liability company. (18)

  2(c) Agreement of Purchase and Sale, dated as of July 22, 1999 between General Growth Properties, Inc., a Delaware corporation (the "Company"), and RREEF USA Fund-III, a California group trust. (18)

  2(d) Operating Agreement, dated November 10, 1999, between GGP Limited Partnership, a Delaware limited partnership, The Comptroller of the State of New York as Trustee of the Common Retirement Fund ("NYSCRF"), and GGP/Homart II L.L.C. a Delaware limited liability company ("GGP/ Homart II"). (18)

  2(e) Contribution Agreement dated November 10, 1999, by and between GGP Limited Partnership, a Delaware limited partnership (the "Operating Partnership"), and GGP/Homart II (Altamonte Mall). (19)

  2(f8) Contribution Agreement dated November 10, 1999, by and between the Operating Partnership and GGP/Homart II (Northbrook Court). (19)

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

  3(b) Amendment to Amended and Restated Certificate of Incorporation of the Company.(3)

  3(c) Amendment to Amended and Restated Certificate of Incorporation of the Company filed on December 21, 1995.(6)

  3(d) Amendment to Amended and Restated Certificate of Incorporation of the Company filed on May 20, 1997.(10)

  3(e) Amendment to Second Amendment and Restated Certificate of Incorporation of the Company filed on May 17, 1999. (17)

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

  4(e) Form of Indenture.(7)

  4(f) Certificate of Designations, Preferences and Rights of 7.25% Preferred Equity Redeemable Stock, Series A. (14)

  4(g) Amendment to Certificate of Designations, Preferences and Rights of 7.25% Preferred Income Equity Redeemable Stock, Series A of General Growth Properties, Inc. filed on May 17, 1999. (17)

  4(h) Redemption Rights Agreement dated April 2, 1998, among GGP Limited Partnership, General Growth Properties, Inc. and Southwest Properties Venture.
(11)

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

  4(n) First Amendment to Rights Agreement, dated as of November 10,1999, between the Company and Norwest Bank, Minnesota, N.A. (18)

  4(o) Letter Agreement concerning Rights Agreement, dated November 10, 1999, between the Operating Partnership and NYSCRF. (18)

  4(p) Certificate of Designations, Preferences and Rights of 8.95% Cumulative Redeemable Preferred Stock, Series B. (22)

  10(a) Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership. (13)

  10(b) Rights Agreement between the Company and the Limited Partners of the Operating Partnership. (4)

  10(c) General Growth Properties, Inc. 1993 Stock Incentive Plan, as amended.(9)

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

  10(k)* Form of Option Agreement between the Company and certain Executive Officers.(8)

  10(l)* General Growth Properties, Inc. 1998 Incentive Stock Plan.(16)

  10(m) Amended and Restated Operating Agreement of GGPLP L.L.C. dated as of May 25, 2000. (22)

  10(n) Registration Rights Agreement dated May 25, 2000 between General Growth Properties, Inc. and Goldman Sachs 2000 Exchange Place Fund, L.P. (23)

     10(o) Term Loan Agreement, dated as of July 31, 2000, among the Operating Partnership and GGPLP L.L.C. (collectively "Borrower"), Bankers Trust Company ("BT") and Lehman Commercial Paper Inc. ("Lehman"). (24)

     10(p) Promissory Note dated July 31, 2000 made by Borrower in favor of BT. (24)

     10(q) Promissory Note dated July 31, 2000 made by Borrower in favor of Lehman. (24)

     10(r) Joinder Agreement, dated as of September 1, 2000, between Bayerische Hypo-Und Vereinsbank AG, New York Branch ("Hypo") and Borrower. (24)

     10(s) Promissory Note dated September 1, 2000 made by Borrower in favor of Hypo. (24)

     10(t) Joinder Agreement, dated as of September 22, 2000, between Fleet National Bank ("Fleet") and Borrower. (24)

     10(u) Promissory Note dated September 22, 2000 made by Borrower in favor of Fleet. (24)

     10(v) First Amendment to Term Loan Agreement, dated as of September 22, 2000, among Borrower and BT, Lehman, Hypo and Fleet. (24)

     10(w) Lender Addendum, dated as of October 20, 2000, between Lehman, Borrower and BT. (24)

     10(x) Replacement Note dated October 20, 2000 made by Borrower in favor of Lehman. (24)

     10(y) Joinder Agreement, dated as of December 28, 2000, between The Chase Manhattan Bank ("Chase"), Borrower, BT and Lehman. (24)

     10(z) Promissory Note dated December 28, 2000 made by Borrower in favor of Chase. (24)

     10(aa) Second Amendment to Term Loan Agreement, dated as of December 28, 2000, among Borrower and BT, Lehman, Fleet and Chase. (24)

     10(bb) Revolving Credit Agreement, dated as of July 31, 2000, among Borrower, Bank of America, N.A. ("BofA") Dresdner Bank, AG ("Dresdner"), and U.S. Bank National Association ("USB"). (24)

     10(cc) Promissory Note dated July 31, 2000 made by Borrower in favor of BofA. (24)

     10(dd) Promissory Note dated July 31, 2000 made by Borrower in favor of Dresdner. (24)

     10(ee) Promissory Note dated July 31, 2000 made by Borrower in favor of USB. (24)

     10(ff) Joinder to Revolving Credit Agreement, dated as of September 1, 2000, among Hypo, Borrower, BofA, Dresdner and USB. (24)

     10(gg) Promissory Note dated September 1, 2000 made by Borrower in favor of Hypo. (24)

     10(hh) Revolving Credit Agreement, dated as of January 30, 2001, among General Growth Management, Inc. and GGPLP L.L.C. (collectively, "Borrower"), BofA, USB, and LaSalle Bank National Association ("LaSalle").

     10(ii) Promissory Note dated January 30, 2001 made by Borrower in favor of BofA.

     10(jj) Promissory Note dated January 30, 2001 made by Borrower in favor of USB.

     10(kk) Promissory Note dated January 30, 2001 made by Borrower in favor of LaSalle.

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

     (24) Previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2000, incorporated herein by reference.