Form 10-Q
period 2001-06-30
GENERAL GROWTH PROPERTIES INC
filed 2001-08-14
CIK 895648

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

                        Commission file number 1-11656

                        GENERAL GROWTH PROPERTIES, INC.
                        ------------------------------
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

          YES    X                      NO _________
               -------

The number of shares of Common Stock, $.10 par value, outstanding on August 13, 2001 was 52,455,604.

                        GENERAL GROWTH PROPERTIES, INC.
                        -------------------------------

                                     INDEX
                                     -----

                                                                                         PAGE
                                                                                         ----
                                                                                        NUMBER
                                                                                        ------
Part 1    FINANCIAL INFORMATION

          Item 1:   Financial Statements

               Consolidated Balance Sheets
               as of June 30, 2001 and December 31, 2000...............................    3

               Consolidated Statements of Operations
               for the three and six months ended June 30, 2001 and 2000...............    4

               Consolidated Statements of Cash Flows
               for the six months ended June 30, 2001 and 2000.........................    5

               Notes to Consolidated Financial Statements..............................    6

          Item 2:   Management's Discussion and Analysis of
               Financial Condition and Results of Operations...........................   19

               Liquidity and Capital Resources of the Company..........................   23

          Item 3:   Quantitative and Qualitative Disclosures about Market Risk.........   28

Part 11   OTHER INFORMATION

          Item 4:   Submission of Matters to a Vote of Security Holders................   29

          Item 6:   Exhibits and Reports on Form 8-K...................................   29

          SIGNATURE....................................................................   30

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                        GENERAL GROWTH PROPERTIES, INC.
                          CONSOLIDATED BALANCE SHEETS
                      JUNE 30, 2001 AND DECEMBER 31, 2000
                                  (UNAUDITED)
             (Dollars in thousands, except for per share amounts)

                                    ASSETS
                                    ------

                                                                                      June 30, 2001            December 31, 2000
                                                                                   -------------------        -------------------
Investment in real estate:
 Land                                                                              $          649,242         $          649,160
 Buildings and equipment                                                                    3,976,732                  3,906,114
 Less accumulated depreciation                                                               (559,162)                  (488,130)
 Developments in progress                                                                     213,909                    135,926
                                                                                   ------------------         ------------------
   Net property and equipment                                                               4,280,721                  4,203,070
 Investment in Unconsolidated Real Estate Affiliates                                          778,014                    748,266
 Promissory note receivable                                                                    20,000                          -
                                                                                   ------------------         ------------------
   Net investment in real estate                                                            5,078,735                  4,951,336
Cash and cash equivalents                                                                      47,761                     27,229
Tenant accounts receivable, net                                                                88,092                     96,157
Deferred expenses, net                                                                        100,960                    105,534
Investment in and note receivable from General Growth
 Management, Inc.                                                                                   -                     66,079
Prepaid expenses and other assets                                                              54,510                     37,769
                                                                                   ------------------         ------------------
                                                                                   $        5,370,058         $        5,284,104
                                                                                   ==================         ==================
                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------

Mortgage notes and other debt payable                                              $        3,442,345         $        3,244,126
Distributions payable                                                                          47,555                     47,509
Network discontinuance reserve                                                                  9,634                          -
Accounts payable and accrued expenses                                                         143,446                    186,393
                                                                                   ------------------         ------------------
                                                                                            3,642,980                  3,478,028
Minority interests:
 Redeemable Preferred Units                                                                   175,000                    175,000
 Common Units                                                                                 333,341                    355,158
                                                                                   ------------------         ------------------
                                                                                              508,341                    530,158
Commitments and contingencies                                                                       -                          -

Preferred Stock: $100 par value; 5,000,000 shares authorized;                                 337,500                    337,500
 345,000 designated as PIERS (Note 1) which are convertible and carry a
 $1,000 liquidation value, 337,500 of which were issued and outstanding at
 June 30, 2001 and December 31, 2000

Stockholders' Equity:
 Common stock: $.10 par value; 210,000,000 shares authorized;
   52,415,791 and 52,281,259 shares issued and outstanding
   as of June 30, 2001 and December 31, 2000, respectively                                      5,242                      5,228
 Additional paid-in capital                                                                 1,213,871                  1,210,261
 Retained earnings (deficit)                                                                 (325,801)                  (266,085)
 Notes receivable-common stock purchase                                                       (11,678)                    (9,449)
 Accumulated equity in other comprehensive loss of unconsolidated affiliate                      (397)                    (1,537)
                                                                                   ------------------         ------------------
   Total stockholders' equity                                                                 881,237                    938,418
                                                                                   ------------------         ------------------
                                                                                   $        5,370,058         $        5,284,104
                                                                                   ==================         ==================

The accompanying notes are an integral part of these consolidated financial statements.

                                    3 of 30

                        GENERAL GROWTH PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE THREE AND SIX MONTHS ENDED
                            JUNE 30, 2001 AND 2000
                                  (UNAUDITED)
             (Dollars in thousands, except for per share amounts)

                                                                          Three Months Ended          Six Months Ended
                                                                               June 30,                   June 30,
                                                                         2001         2000          2001          2000
                                                                      ----------   ----------   -----------   -----------
Revenues:
 Minimum rents                                                        $  108,887   $  105,276   $   220,947   $   207,278
 Tenant recoveries                                                        54,790       53,256       109,940       105,651
 Overage rents                                                             3,531        3,116         7,668         5,786
 Other                                                                     2,550        1,637         4,832         5,360
 Fee income                                                               19,784        1,741        38,125         3,434
                                                                     -----------   ----------   -----------   -----------
  Total revenues                                                         189,542      165,026       381,512       327,509
Expenses:
 Real estate taxes                                                        13,340       12,488        27,293        25,068
 Management fees to affiliate                                                  -        1,628             -         3,960
 Property operating                                                       56,301       36,868       112,705        77,301
 Provision for doubtful accounts                                             809           56         1,984           178
 General and administrative                                                1,827        1,593         3,344         3,022
 Depreciation and amortization                                            39,472       32,355        74,485        61,758
 Network discontinuance costs                                             65,000            -        65,000             -
                                                                     -----------   ----------   -----------   -----------
  Total operating expenses                                               176,749       84,988       284,811       171,287
                                                                     -----------   ----------   -----------   -----------
Operating income                                                          12,793       80,038        96,701       156,222

Interest income                                                            1,030        3,212         2,364         6,846
Interest expense                                                         (49,576)     (54,501)     (102,951)     (106,120)
Equity in net income/(loss) of unconsolidated affiliates                  12,783        8,998        22,612        17,479
Gain on sales                                                                  -           44             -            44
                                                                     -----------   ----------   -----------   -----------
Income (loss) before extraordinary items, cumulative effect
 of accounting change and allocation to minority interests               (22,970)      37,791        18,726        74,471
(Income) loss allocated to minority interests                              5,340       (9,841)       (6,285)      (18,280)
                                                                     -----------   ----------   -----------   -----------
Income (loss) before extraordinary items and
 cumulative effect of accounting change                                  (17,630)      27,950        12,441        56,191
Extraordinary items                                                       (1,011)           -        (1,011)            -
Cumulative effect of accounting change                                         -            -        (3,334)            -
                                                                     -----------   ----------   -----------   -----------
  Net income (loss)                                                      (18,641)      27,950         8,096        56,191
Convertible Preferred Stock Dividends                                     (6,117)      (6,117)      (12,234)      (12,234)
                                                                     -----------   ----------   -----------   -----------
  Net income (loss) available to common stockholders                  $  (24,758)  $   21,833   $    (4,138)  $    43,957
                                                                     ===========   ==========   ===========   ===========

Earnings (loss) before extraordinary items and
 cumulative effect of accounting change per share-basic               $    (0.45)  $     0.42   $         -   $      0.85
                                                                     ===========   ==========   ===========   ===========
Earnings (loss) before extraordinary items and
 cumulative effect of accounting change per share-diluted             $    (0.45)  $     0.42   $         -   $      0.85
                                                                     ===========   ==========   ===========   ===========

Earnings (loss) per share-basic                                       $    (0.47)  $     0.42   $     (0.08)  $      0.85
                                                                     ===========   ==========   ===========   ===========
Earnings (loss) per share-diluted                                     $    (0.47)  $     0.42   $     (0.08)  $      0.85
                                                                     ===========   ==========   ===========   ===========

Distributions declared per share                                      $     0.53   $     0.51   $      1.06   $      1.02
                                                                     ===========   ==========   ===========   ===========
Net income (loss)                                                     $  (18,641)  $   27,950   $     8,096   $    56,191
Other comprehensive income (loss):
 Equity in unrealized income/(loss) on available-for-sale
 securities of unconsolidated affiliate, net of minority interest            873            -         1,140             -
                                                                     -----------   ----------   -----------   -----------
Comprehensive income (loss)                                           $  (17,768)  $   27,950   $     9,236   $    56,191
                                                                     ===========   ==========   ===========   ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                    4 of 30

                        GENERAL GROWTH PROPERTIES, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                        FOR THE SIX MONTHS ENDED JUNE 3
                                  (UNAUDITED)

             (Dollars in thousands, except for per share amounts)


                                                                                                  Six Months Ended
                                                                                                       June 30,
                                                                                              2001                    2000
                                                                                        ---------------         ---------------
Cash flows from operating activities:
     Net Income (loss)                                                                  $         8,096          $      56,191
Adjustments to reconcile net income to net cash
provided by operating activities:
     Minority interests                                                                           6,285                 18,280
     Extraordinary items                                                                          1,011                      -
     Cumulative effect of accounting change                                                       3,334                      -
     Equity in net income of unconsolidated affiliates                                          (22,612)               (17,479)
     Provision for doubtful accounts                                                              1,984                    178
     Distributions received from unconsolidated affiliates                                       10,998                 16,205
     Depreciation                                                                                62,858                 55,666
     Amortization                                                                                11,627                  6,092
     Gain on sales                                                                                    -                    (44)
Net Changes:
     Tenant accounts receivable                                                                  22,178                  9,938
     Prepaid expenses and other assets                                                              319                  8,115
     Accounts payable-Network and Broadband System Reserve                                        9,634                      -
     Accounts payable and accrued expenses                                                      (50,382)               (18,377)
                                                                                        ---------------          -------------
       Net cash provided by (used in) operating activities                                       65,330                134,765
                                                                                        ---------------          -------------
Cash flows from investing activities:
     Acquisition/development of real estate and improvements
      and additions to properties                                                               (93,731)              (105,179)
     Network and Broadband System additions                                                     (31,320)                     -
     Increase in investments in unconsolidated affiliates                                       (13,285)               (60,930)
     Promissory note receivable                                                                 (20,000)                     -
     Change in notes receivable from General Growth Management, Inc.                                  -                  2,986
     Distributions received from unconsolidated affiliates                                       28,998                 32,737
     Increase in deferred expenses                                                              (15,906)               (11,827)
                                                                                        ---------------          -------------
       Net cash provided by (used in) investing activities                                     (145,244)              (142,213)
                                                                                        ---------------          -------------
Cash flows from financing activities:
     Cash distributions paid to common stockholders                                             (55,522)               (52,964)
     Cash distributions paid to minority interests                                              (20,758)               (20,198)
     Cash distributions paid to holders of RPU's                                                 (7,831)                     -
     Payment of dividends on PIERS                                                              (12,234)               (12,234)
     Proceeds from sale of common stock, net of issuance costs                                    1,444                  2,348
     Proceeds from issuance of RPU's, net of issuance costs                                           -                170,625
     Proceeds from issuance of mortgage / other notes payable                                   298,342                209,606
     Principal payments on mortgage notes and other debt payable                               (100,123)              (274,897)
     Increase in deferred expenses                                                               (2,872)                  (168)
                                                                                        ---------------          -------------
       Net cash provided by (used in) financing activities                                      100,446                 22,118
                                                                                        ---------------          -------------

Net change in cash and cash equivalents                                                          20,532                 14,670
Cash and cash equivalents at beginning of period                                                 27,229                 25,593
                                                                                        ---------------          -------------
Cash and cash equivalents at end of period                                              $        47,761          $      40,263
                                                                                        ===============          =============
Supplemental disclosure of cash flow information
     Interest paid                                                                      $       108,605          $     113,670
     Interest capitalized                                                                        13,143                  9,382
                                                                                        ===============          =============
Non-cash investing and financing activities:
     Common stock issued in exchange for Operating Partnership Units                    $           575          $         418
     Operating Partnership Units issued as consideration for                                          -                    215
     purchase of land
     Acquisition of GGMI                                                                         66,079                      -
     Notes receivable issued for exercised stock options                                          2,229                  6,360
     Acquisition of property in exchange for tenant note receivable                               8,207                      -
     Assumption and conversion of notes in conjunction with acquisition of property                   -                 77,657


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

As of June 30, 2001, the Company owned 100% of fifty-three regional shopping centers (the "Wholly-Owned Centers"); 100% of the common stock of General Growth Management, Inc. ("GGMI"); 50% of the stock of GGP/Homart, Inc. ("GGP/Homart"), 50% of the membership interest in GGP/Homart II L.L.C. ("GGP/Homart II"), 51% of the stock of GGP Ivanhoe, Inc. ("GGP Ivanhoe"), 51% of the stock of GGP Ivanhoe III, Inc. ("GGP Ivanhoe III") and 50% of Quail Springs Mall and Town East Mall (collectively, the "Unconsolidated Real Estate Affiliates"). As of such date, GGP/Homart owned interests in twenty-three shopping centers, GGP/Homart II owned interests in eight shopping centers, GGP Ivanhoe owned 100% of two shopping centers, and GGP Ivanhoe III owned 100% of eight shopping centers. Together, the Wholly-Owned Centers and the centers owned by the Unconsolidated Real Estate Affiliates comprise the "Company Portfolio" or the "Portfolio Centers".

Effective January 1, 2000, General Growth established a Dividend Reinvestment and Stock Purchase Plan ("DRSP"). General Growth has reserved for issuance up to 1,000,000 shares of Common Stock for issuance under the DRSP. The DRSP will, in general, allow participants in the plan to make purchases of Common Stock from dividends received or additional cash investments. Although the purchase price of the Common Stock will be determined by the current market price, the purchases will be made without fees or commissions. General Growth will satisfy DRSP Common Stock purchase needs through the issuance of new shares of Common Stock or by repurchases of currently outstanding Common Stock. As of June 30, 2001, an aggregate of 36,751 shares of Common Stock have been issued under the DRSP.

During May 2000, the Operating Partnership formed GGPLP L.L.C., a Delaware limited liability company ("the LLC"), by contributing its interest in a portfolio of 44 Wholly-Owned Centers to the LLC in exchange for all of the common units of membership interest in the LLC. On May 25, 2000, a total of 700,000 redeemable preferred units of membership interest in the LLC (the "RPUs") were issued to an institutional investor by the LLC, which yielded approximately $170,625 in net proceeds to the Company. The net proceeds from the sale of the RPUs were used to repay a portion of the Company's unsecured debt. Holders of the RPUs are entitled to receive cumulative preferential cash distributions per RPU (payable quarterly commencing July 15, 2000) at a per annum rate of 8.95% of the $250 liquidation preference thereof (or $5.59375 per quarter) prior to any distributions by the LLC to the Operating Partnership. As of the date of this report, cumulative distributions of

                                    6 of 30

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)


$17,838 representing preferential distributions from May 25, 2000 through July 15, 2001 have been paid. Subject to certain limitations, the RPUs may be redeemed in cash by the LLC at any time on or after May 25, 2005 for the liquidation preference amount plus accrued and unpaid distributions and may be exchanged by the holders of the RPUs on or after May 25, 2010 for an equivalent amount of a newly created series of redeemable preferred stock of General Growth. Such preferred stock would provide for an equivalent 8.95% annual preferred distribution and would also be redeemable by the Company for cash equal to the liquidation preference amount plus accrued and unpaid distributions. The RPUs have been reflected in the accompanying consolidated financial statements as a component of minority interest at the current total liquidation preference amount of $175,000.

As of June 30, 2001, General Growth owned an approximate 73% general partnership interest in the Operating Partnership (excluding its preferred units of partnership interest as discussed below). The remaining approximate 27% minority interest in the Operating Partnership is held by limited partners that include trusts for the benefit of the families of the original stockholders who initially owned and controlled the Company and subsequent contributors of properties to the Company. These minority interests are represented by common units of limited partnership interest in the Operating Partnership (the "Units"). The Units can be redeemed for cash or, at General Growth's election with certain restrictions, for shares of Common Stock on a one-for-one basis. The holders of the Units also share equally with General Growth's common stockholders on a per share basis in any distributions by the Operating Partnership on the basis that one Unit is equivalent to one share of Common Stock.

General Growth has issued 13,500,000 depositary shares, each representing 1/40 of a share of 7.25% Preferred Income Equity Redeemable Stock, Series A ("PIERS"), or a total of 337,500 PIERS. The PIERS are reflected on the accompanying balance sheets at their $1,000 per share liquidation or redemption value. In order to enable General Growth to comply with its obligations in respect to the PIERS, General Growth owns preferred units of limited partnership interest in the Operating Partnership (the "Preferred Units") which have rights, preferences and other privileges, including distribution, liquidation, conversion and redemption rights, that mirror those of the PIERS. Accordingly, the Operating Partnership is required to make all required distributions on the Preferred Units prior to any distribution of cash or assets to the holders of the Units. At June 30, 2001, 100% of the Preferred Units (337,500) were owned by General Growth.

On January 1, 2001, the Company acquired for nominal consideration 100% of the common stock of GGMI. The results of operations of GGMI have been consolidated in the accompanying financial statements as of and for the three and six months ended June 30, 2001. This transaction was accounted for as a purchase. In connection with the acquisition, the GGMI preferred stock owned by the Company was cancelled and approximately $77,500 of the outstanding loans owed by GGMI to the Company were contributed to the capital of GGMI. In addition, the Company and GGMI concurrently terminated the management contracts for the Wholly-Owned Centers as the management activities will be performed directly by the Company. GGMI will continue to manage, lease, and perform various other services for the Unconsolidated Centers and other properties owned by unaffiliated third parties. During 2001, the Company elected that GGMI be treated as a taxable REIT subsidiary (a "TRS") as permitted under the Tax Relief Extension Act of 1999.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership consisting of the fifty-three Wholly-Owned Centers (including those owned by the LLC), GGMI and the unconsolidated investments in GGP/Homart, GGP/Homart II, GGP Ivanhoe, GGP Ivanhoe III, Quail Springs Mall and Town East Mall. All significant inter-company balances and transactions have been eliminated.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and

                                    7 of 30

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)


assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position of the Company as of June 30, 2001 and the results of operations for the three and six months ended June 30, 2001 and 2000 and cash flows for the six months ended June 30, 2001 and 2000 have been included. The results for the interim periods ended June 30, 2001 and 2000 are not necessarily indicative of the results to be obtained for the full fiscal year.

Certain amounts in the 2000 consolidated financial statements have been reclassified to conform to the 2001, presentation with no impact on the net operating results previously reported.

Earnings Per Share ("EPS")

Basic per share amounts are based on the weighted average of common shares outstanding of 52,389,099 for 2001 and 51,941,744 for 2000. Diluted per share amounts are based on the total number of weighted average common shares and dilutive securities (stock options) outstanding of 52,471,502 for 2001 and 51,974,500 for 2000. However, certain options outstanding were not included in the computation of diluted earnings per share either because the exercise price of the stock options was higher than the average market price of the Common Stock for the applicable periods and therefore the effect would be anti-dilutive or because the conditions which must be satisfied prior to the issuance of any such shares were not achieved during the applicable periods. The effect of the issuance of the PIERS is anti-dilutive with respect to the Company's calculation of diluted earnings per share for the three and six months ended June 30, 2001 and 2000 and therefore has been excluded. The outstanding Units have also been excluded from the Company's calculation of diluted earnings per share as there would be no net effect on the reported EPS amounts since the minority interests' share of income would also be added back to net income.

The following are the reconciliations of the numerators and denominators of the basic and diluted EPS.

                                                                      Three Months Ended        Six Months Ended
                                                                            June 30,                 June 30,
                                                                       2001        2000         2001         2000
                                                                  -----------   ---------   ----------   ----------
Numerators:
Income (loss) before extraordinary items
  and cumulative effect of accounting change                       $  (17,630)  $  27,950   $   12,441   $   56,191
  Dividends on PIERS                                                   (6,117)     (6,117)     (12,234)     (12,234)
                                                                  -----------   ---------   ----------   ----------
  Income (loss) available to common stockholders before
    extraordinary items and cumulative effect
    of accounting change - for basic and diluted EPS                  (23,747)     21,833          207       43,957
  Extraordinary items                                                  (1,011)          -       (1,011)           -
  Cumulative effect of accounting change                                    -           -       (3,334)           -
                                                                  -----------   ---------   ----------   ----------
Net income (loss) available to common
 stockholders - for basic and diluted EPS                          $  (24,758)  $  21,833   $   (4,138)  $   43,957
                                                                  ===========   =========   ==========   ==========
Denominators:
Weighted average common shares
 outstanding (in thousands) - for basic EPS                            52,413      51,965       52,389       51,942
Effect of dilutive securities - options                                    95          47           83           33
                                                                  -----------   ---------   ----------   ----------
Weighted average common shares
 outstanding (in thousands) - for diluted EPS                          52,508      52,012       52,472       51,975
                                                                  ===========   =========   ==========   ==========

                                    8 of 30

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)

Notes Receivable - Officers

As of June 30, 2001, certain officers of the Company were indebted to the Company in the aggregate amount of $11,678 under promissory notes issued by such officers in connection with their exercise of options to purchase an aggregate of 485,000 shares of the Company's Common Stock, including approximately $2,228 advanced to an officer for the purchase of 75,000 shares of Common Stock in 2001. Subsequent to June 30, 2001 and as of the date of this report, the Company has made an additional advance of approximately $2,895 in connection with the exercise of options to purchase an aggregate of 80,000 shares of Common Stock by an officer. In June 2000, a $1,120 loan was repaid by one of the officers. Also in 2000, the Company forgave approximately $150 of other notes receivable from an officer (previously reflected in prepaid expenses and other assets). The notes, which bear interest at a rate computed as a formula of a market rate, are collateralized by the shares of Common Stock issued upon exercise of such stock options, provide for quarterly payments of interest and are payable to the Company on demand.

Revenue Recognition

Minimum rent revenues are recognized on a straight-line basis over the term of the related leases. As of June 30, 2001, approximately $43,700 has been cumulatively recognized as straight-line rents receivable all of which is included in prepaid and other assets in the accompanying consolidated financial statements. Overage rents are recognized on an accrual basis once tenant sales revenues exceed contractual tenant lease annual thresholds. Recoveries from tenants for taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable costs are incurred. The Company provides an allowance for doubtful accounts against the portion of accounts receivable which is estimated to be uncollectible. Such allowances are reviewed periodically based upon the recovery experience of the Company. Other income represents financing fees and other ancillary services performed by the Company for the benefit of its Unconsolidted Real Estate Affiliates.

Comprehensive Income

Comprehensive income is a more inclusive financial reporting methodology that encompasses net income and all other changes in equity except those resulting from investments by and distributions to equity holders. One item included in comprehensive income but not net income is unrealized holding gains or losses on marketable securities classified as available-for-sale. Although General Growth and its consolidated affiliates do not have any material available-for-sale securities, one of its unconsolidated affiliates received common stock of Simon Property Group, Inc. as part of a 1998 transaction. Cumulative net holding losses on such securities through December 31, 2000 were $1,537 and were reflected as accumulated equity in other comprehensive loss of unconsolidated affiliate. During June 2001, such unconsolidated affiliate sold a portion of its total holdings of Simon Property Group Stock at a cumulative loss and the cumulative other comprehensive losses for the stock sold were reversed. For the six months ended June 30, 2001 the Company increased its carrying amount for its investment in such unconsolidated affiliate by $1,566 and reflected $873 and $1,140, respectively for the three and six months ended June 30, 2001, as other comprehensive gain, net of minority interest of $326 and $426 respectively, as its equity in such unconsolidated affiliate's unrealized holding gain on such remaining securities for such periods. For the three and six months ended June 30, 2000 there were nominal holding losses on such securities which have not been reflected.

Business Segment Information

The sole business of General Growth and its consolidated affiliates is owning and operating shopping centers. General Growth evaluates operating results and allocates resources on a property-by-property basis and

                                    9 of 30

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)

does not distinguish nor group its consolidated operations on a geographic basis. Accordingly, General Growth has determined it has a single reportable segment for Statement of Financial Accounting Standards No. 131 purposes. Further, all operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues.

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

During April 2001, GGP-Tucson Mall, L.L.C., a wholly-owned subsidiary of the Operating Partnership ("GGP-Tucson"), agreed to advance $20,000 to an unaffiliated developer in the form of a secured promissory note (bearing interest at 8% per annum) collateralized by such developer's ownership interest
in Tucson Mall in Tucson, Arizona.   The promissory note is payable interest
only and is due on demand. However, GGP-Tucson may not demand repayment of the note prior to August 31, 2001 unless such demand is made concurrently with the exercise or termination of GGP-Tucson's purchase option as discussed below. GGP-Tucson has also entered into an option agreement to purchase Tucson Mall from such developers. The option agreement, expiring August 31, 2001, provides for the potential acquisition of Tucson Mall, a 1.3 million square foot enclosed regional mall in Tucson, Arizona for approximately $180,000 which is expected to be funded in cash and by new first mortgage financing. On August 6, 2001 GGP-Tucson exercised its option to aquire Tucson Mall with the acquisition expected to be completed by August 31, 2001.

All acquisitions completed through June 30, 2001 were accounted for utilizing the purchase method and accordingly, the results of operations are included in the Company's results of operations from the respective dates of acquisition.

Developments

During 2000, the Company completed construction of Stonebriar Centre, owned by GGP/Homart II, located in Frisco (Dallas), Texas. Construction had commenced in October of 1999 and Stonebriar Centre opened as scheduled on August 4, 2000.

The Company has an ongoing program of renovations and expansions at its properties including significant projects currently under construction at the Park Mall in Tuscon, Arizona, Eden Prairie Mall in Eden Prairie
(Minneapolis), Minnesota; Mayfair Mall in Wauwatosa (Milwaukee), Wisconsin; The Crossroads in Portage, Michigan; Knollwood Mall in St. Louis Park (Minneapolis), Minnesota; and Southwest Plaza Mall in Littleton (Denver), Colorado. The company has categorized the cumulative expenditures for such renovations and expansions as developments in progress.

During 1999, the Company formed a joint venture to develop a regional mall in Westlake (Dallas), Texas. As of June 30, 2001, the Company has invested approximately $15,566 (including land acquisition costs) in the joint venture. In addition, the Company is currently obligated to fund pre-development costs (estimated to be approximately $1,545, most of which have been incurred). Actual development costs have not been determined at this time. The retail site, part of a planned community which is expected to contain a resort

                                   10 of 30

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)


hotel, a golf course, luxury homes and corporate offices, is currently planned to contain up to 1.6 million square feet of tenant space including up to six anchor stores and a multi-screen theater. There can be no assurance that development of this site will proceed beyond the pre-development phase.

The Company also is investigating certain other potential development sites, including a site in Toledo, Ohio (investment, including land acquisition costs, of approximately $13,500 included in developments in progress at June 30, 2001). An additional site under investigation is in West Des Moines, Iowa, (investment, including option cost for land, of approximately $300 is included in prepaid and other assets at June 30, 2001). There can be no assurance that development of these or any other of the potential development sites will proceed.

NOTE 3  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

GGP/Homart

The Company holds a 50% interest in GGP/Homart with the remaining ownership interest held by New York State Common Retirement Fund ("NYSCRF"), the Company's co-investor in GGP/Homart II (described below). At June 30, 2001, GGP/Homart owned interests in twenty-three regional shopping malls, four of which were owned jointly with venture partners. GGP/Homart has elected real estate investment trust status for income tax purposes. The Company shares in the profits and losses, cash flows and other matters relating to GGP/Homart in accordance with its 50% ownership percentage. NYSCRF has an exchange right under the GGP/Homart Stockholders Agreement which permits it to convert its ownership interest in GGP/Homart to shares of Common Stock of General Growth.
If such exchange right is exercised, the Company may, at its election, alternatively satisfy such exchange in cash.

GGP/Homart II

In November 1999, the Company, together with NYSCRF, formed GGP/Homart II, a Delaware limited liability company which is owned equally by the Company and NYSCRF. GGP/Homart II owns 100% interests in Stonebriar Centre in Frisco (Dallas), Texas, Altamonte Mall in Altamonte Springs (Orlando), Florida, Natick Mall in Natick (Boston), Massachusetts and Northbrook Court in Northbrook (Chicago), Illinois, which were contributed to the joint venture by the Company; and 100% interests in Alderwood Mall in Lynnwood (Seattle), Washington, Carolina Place in Charlotte, North Carolina, and Montclair Plaza in Los Angeles, California, which were contributed to the joint venture by NYSCRF. Certain of the malls were contributed subject to existing financing in order to balance the net equity values of the malls contributed by each of the venture partners. Also, on March 22, 2001, GGP/Homart II purchased a 100% interest in Willowbrook Mall in Houston, Texas for approximately $145,000. GGP/Homart II financed the acquisition with a new $102,000 10-year mortgage loan bearing interest at 6.93% per annum and approximately $43,000 in financing proceeds from a new mortgage loan collateralized by the Stonebriar Centre. According to the membership agreement between the venture partners, the Company and NYSCRF share in the profits and losses, cash flows and other matters relating to GGP/Homart II in accordance with their respective 50% ownership percentages.

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

GGMI

On January 1, 2001, the Operating Partnership acquired 100% of the common stock of GGMI as discussed in Note 1 and the operations, net assets and liabilities of GGMI have been fully consolidated into the Company's consolidated financial statements. During 2000, the Operating Partnership held all of the non-voting preferred stock ownership interest in GGMI representing 95% of the equity interest. Certain key current or former employees of the Company held the remaining 5% equity interest through ownership of 100% of the common stock of GGMI, which was entitled to all voting rights in GGMI. Accordingly, the Company utilized the equity method to account for its ownership interest in GGMI in 2000 and prior years. GGMI could not distribute funds to its common stockholders until its available cash flow exceeded all accumulated preferred dividends owed to the preferred stockholder. As no preferred stock dividends had been paid by GGMI, the Company had been allocated 100% of the earnings (loss) and cash flows generated by GGMI since 1996. The Operating Partnership also had advanced funds to GGMI at interest rates ranging from 8% to 14% per annum which were scheduled to mature by 2016. Such loans were capitalized in 2001 as discussed above and in Note 4. GGMI had managed; leased, and performed various other services for the Portfolio Centers and other properties owned by unaffiliated parties.

Summarized Income Statement Information Of Unconsolidated Real Estate Affiliates

The following is summarized income statement information of Unconsolidated Real Estate Affiliates of the Company for the three and six months ended June 30, 2001 and 2000.


                                                             Three Months Ended          Six Months Ended
                                                                   June                         June
                                                             2001            2000         2001         2000
                                                      -------------    ------------   ----------  -----------
     Total Revenues                                   $     162,910    $    137,351   $  315,412   $  270,364

     Operating expenses                                      67,267          56,874      130,460       89,215
     Depreciation and Amortization                           31,067          25,816       60,556       75,934
                                                     --------------   -------------   ----------  -----------
          Operating Income                                   64,576          54,661      124,396      105,215
     Interest expense, net                                  (37,795)        (34,201)     (75,196)     (68,036)
     Equity in net income of
         unconsolidated real estate affiliates                  778           1,469        1,556        2,701

     Extraordinary Item                                      (2,080)              -       (2,080)           -
     Gain (loss) on property sales                             (340)              -         (330)         183
     Income allocated to minority interest                        -             (63)           -         (151)
                                                     --------------   -------------   ----------  -----------
      Net Income                                      $      25,139    $     21,866   $   48,346   $   39,912
                                                     ==============   =============   ==========  ===========

                                   12 of 30

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (Dollars in thousands, except for per share amounts)



NOTE 4   MORTGAGE NOTES AND OTHER DEBT PAYABLE

Mortgage notes and other debt payable at June 30, 2001 and December 31, 2000 consisted of the following:


                                           June 30, 2001     December 31, 2000

     Fixed-Rate debt:
      Mortgage notes payable              $    1,946,158     $     1,832,783
     Variable-Rate debt:
      Mortgage notes payable                   1,121,187           1,146,343
      Credit Facility and bank loan              375,000             265,000
                                          --------------     ---------------
      Total Variable-Rate debt                 1,496,187           1,411,343
                                          --------------     ---------------

      Total                               $    3,442,345     $     3,244,126
                                          ==============     ===============

Fixed Rate Debt
Mortgage Notes Payable

Mortgage notes and other debt payable consist primarily of fixed rate non-recourse notes collateralized by individual properties or groups of properties. In addition, at June 30, 2001 the Company has approximately $81,000 in notes payable or capital lease obligations related to the Broadband System equipment and Network activities (see Note 7). Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty of a yield-maintenance premium or a percentage of the loan balance.

In March 2001, the Company obtained a $115,000 mortgage loan collateralized by Capital Mall, Greenwood Mall, and Gateway Mall. The new mortgage loan requires monthly payments of principal and interest at a rate of 7.28% per annum and matures in April 2011.

In December 2000, the Company obtained an additional $20,000 mortgage loan collateralized by the Valley Hills Mall. The new mortgage loan is payable interest only until maturity at a rate of 7.91% per annum and matures in February 2004.

Variable Rate Debt
Mortgage Notes Payable

Variable mortgage notes payable consist primarily of approximately $130,000 of non-recourse financing collateralized by a pool of six wholly-owned properties, approximately $140,000 of new floating rate financing related to Northridge Fashion Center as described below and approximately $722,541 of collateralized mortgage-backed securities, as described below. The remaining loans are generally short term in nature and bear interest at a rate per annum equal to LIBOR (3.86% at June 30, 2001) plus 90 to 185 basis points. Interest rates on LIBOR-based variable rate notes are generally adjusted on thirty-day intervals in response to changes in LIBOR. The Company currently expects to retire or refinance such obligations when market conditions are favorable or at maturity.

                                   13 of 30

                      GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)


Commercial Mortgage-Backed Securities

In August 1999, the Company issued $500,000 of commercial mortgage-backed securities, collateralized by the Ala Moana Center. The securities (the "Ala Moana CMBS") are comprised of notes which bear interest at rates per annum ranging from LIBOR plus 50 basis points to LIBOR plus 275 basis points (weighted average equal to LIBOR plus 95 basis points), calculated and payable monthly. In conjunction with the issuance of the Ala Moana CMBS, the Company arranged for an interest rate cap agreement, the effect of which limits the maximum interest rate the Company will be required to pay on the securities to 9% per annum. Payments received pursuant to the interest rate cap agreement for the six months ended June 30, 2001 were approximately $14, which were reflected as a reduction in net interest expense.

In September 1999, the Company issued $700,229 of commercial mortgage backed securities cross-collateralized and cross-defaulted by a portfolio of nine regional malls and an office complex adjacent to one of the regional malls. The securities (the "GGP-Ivanhoe CMBS") are comprised of notes which bear interest at rates per annum ranging from LIBOR plus 52 basis points to LIBOR plus 325 basis points (weighted average equal to LIBOR plus approximately 109 basis points), calculated and payable monthly. During June 2001, the Company refinanced Northridge Fashion Center, one of the nine malls which had collateralized the GGP-Ivanhoe CMBS. Northridge Fashion Center was removed from the cross-collateralization and cross-default provisions of the GGP-Ivanhoe CMBS and the outstanding principal amount of the GGP-Ivanhoe CMBS was reduced by approximately $132,500 with the proceeds of a new mortgage loan. The $140,000 new mortgage loan bore interest at LIBOR plus 140 basis points until July, 2001 when it was converted to a fixed rate mortgage loan bearing interest at 7.24% per annum and maturing in July 2011. In conjunction with the issuance of the GGP-Ivanhoe CMBS, the Company arranged for an interest rate cap agreement, the effect of which limits the maximum interest rate the Company will be required to pay on the securities to 9.03% per annum. Payments received pursuant to the interest rate cap agreement for the six months ended June 30, 2001 were approximately $60, which were reflected as a reduction in net interest expense.

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

As of July 31, 2000 the Company obtained a new unsecured revolving credit facility (the "Revolver") in a maximum aggregate principal amount of $135,000 (increased to $160,000 in September 2000). At June 30, 2001 the outstanding balance of the Revolver was $145,000. The Revolver has a maturity of July 31, 2003 and bears interest at a floating rate per annum equal to LIBOR plus 100 to 190 basis points, depending on the Company's average leverage ratio. The Revolver is subject to financial performance covenants including debt to value and net worth ratios, certain financial ratios and minimum equity values.

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

As of July 31, 2000, the Company obtained an unsecured bank term loan (the "Term Loan") in a maximum principal amount of $100,000. As of June 30, 2001, the maximum principal amount of the Term Loan had been increased to $230,000 and, as of such date, all amounts available under the Term Loan were fully drawn. On August 1, 2001, the Term Loan was modified to provide for an increase in the maximum principal amount available and the amounts borrowed by the Company of $25,000. Term Loan proceeds were used to fund ongoing redevelopment projects and repay a portion of the remaining balance of the bank loan described in the paragraph immediately above. The Term Loan has a maturity of July 31, 2003 and bears interest at a rate per annum of LIBOR plus 100 to 170 basis points depending on the Company's average leverage ratio.

In April 1999, the Company obtained an additional $25,000 bank loan, partially secured by Park Mall in Tucson, Arizona. As of June 30, 2001, the maximum available under the loan had been cumulatively increased to $100,000 of which approximately $72,000 had been borrowed. The loan matures November 15, 2002 (subject to two, one-year options to extend) and bears interest at a rate per annum of LIBOR plus 165 basis points.

In March 2001, the Company obtained a $65,000 redevelopment loan collateralized by Eden Prairie Mall. The new loan had an initial draw of approximately $19,400, requires monthly payments of interest at a rate of LIBOR plus 190 basis points and matures in April 2004.

In January 2001, GGMI borrowed $37,500 under a new revolving line of credit obtained by GGMI and an affiliate, which is guaranteed by General Growth and the Operating Partnership. The interest rate per annum with respect to any borrowings varies from LIBOR plus 100 to 190 basis points depending on the Company's average leverage ratio. This revolving line of credit matures in July 2003.

Construction Loan

During April 1999, the Company received $30,000 representing the initial loan draw on a $110,000 construction loan facility. The facility was collateralized by and provided financing for the RiverTown Crossings Mall development (including outparcel development) in Grandville (Grand Rapids), Michigan. The construction loan provided for periodic funding as construction and leasing continued and bore interest at a rate per annum of LIBOR plus 150 basis points. As of July 17, 2000 additional loan draws of approximately $80,000 had been made and no further amounts were available under the construction loan facility. Interest was due monthly. The loan had been scheduled to mature on June 30, 2001 and was refinanced on June 28, 2001 with a non-recourse long-term mortgage loan. The new $130,000 mortgage loan bears interest at 7.54% per annum and matures on July 1, 2011.

Letters of Credit

As of June 30, 2001 and December 31, 2000, the Operating Partnership had outstanding letters of credit of approximately $10,900, primarily in connection with special real estate assessments and insurance requirements. In addition, at June 30, 2001 the Company has a letter of credit of approximately $1,900 related to the funding of the Ala Moana CMBS and pending construction projects at the Ala Moana Center.

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

                             COMMON DISTRIBUTIONS
--------------------------------------------------------------------------------
                                                  General           Operating
                                                  Growth           Partnership
 Declaration   Amount per   Record    Payment   Stockholders   Limited Partners
    Date         Share       Date      Date        Amount             Amount
    ----         -----       ----      ----        ------             ------
    06/23/01    $.0.53     07/06/01    07/31/01  $ 27,801           $ 10,373
    03/21/01      0.53     04/06/01    04/30/01    27,778             10,373
    12/12/00      0.53     01/05/01    01/31/01    27,744             10,385
    09/19/00      0.51     10/05/00    10/31/00    26,596             10,046
    06/14/00      0.51     07/06/00    07/31/00    26,541             10,090
    03/22/00      0.51     04/06/00    04/28/00    26,483             10,101
    12/13/99      0.51     01/06/00    01/31/00    26,481             10,097


                            PREFERRED DISTRIBUTIONS
             -----------------------------------------------------
                   Record           Payment          Amount per
                    Date             Date              Share
                    ----             ----              -----
                  07/06/01         07/13/01          $ 0.4531
                  04/06/01         04/16/01            0.4531
                  01/05/01         01/15/01            0.4531
                  10/05/00         10/31/00            0.4531
                  07/06/00         07/14/00            0.4531
                  04/06/00         04/14/00            0.4531
                  01/06/00         01/14/00            0.4531

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

NOTE 7 NETWORK DISCONTINUANCE COSTS AND OTHER INTERNET INITIATIVES

Since early 2000, the Company has been implementing a broadband wiring and routing system that provides tenants at the Company's properties with the supporting equipment (the "Broadband System") to allow such tenants and mall locations to arrange high-speed cable access to the Internet. As of the date of this report, the Broadband System has been installed and is substantially complete and operational, as substantially all of the Company's properties have been wired for such broadboard connectivity.

                                   16 of 30

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)

Since early 2000, the Company has also been developing its Network Services business, an effort to create for retailers a suite of broadband applications to support retail tenant operations, on-line sales, and private wide area network services to be delivered by the Broadband System. As of December 31, 2000, the Company had invested approximately $66,000 in the Broadband System and approximately $18,000 in Network Services development activities, all of which was reflected in buildings and equipment in the accompanying consolidated financial statements. The Company discontinued its Network Services development activities effective on June 29, 2001, as retailer demand for such services had not developed as anticipated. The discontinuance of the Network Services development activities resulted in a non-recurring, pre-tax charge to second quarter 2001 earnings of $65,000, which represented the Company's entire investment in the Network Services business. The $65,000 charge is comprised of an approximate $11,800 in a reduction in the carrying value of equipment that was intended to allow tenants access to the Broadband System and approximately $53,200 in the write-off of capitalized Network development costs as follows: approximately $17,400 in current and contracted future obligations to various vendors including amounts related to the termination of contracts which provide no future benefit to the Company, approximately $10,600 in private wide area network equipment that is deemed worthless, $25,200 in capitalized network development costs including third-party consultants, internal payroll, supplies and equipment for the design, configuration and installation of private wide area network equipment; costs related to Mallibu.com, a consumer Internet portal; and related consumer-direct e-commerce initiatives. In addition, the Company expects that approximately $1,475 of incremental discontinuance costs will be incurred in the third quarter of 2001.

The following table summarizes the amounts capitalized by the Company and the related charge:

                                           Total
Balance at December 31, 2000             $ 84,451
Additions (Cash)                           31,320
Additions (Non-cash)*                      21,454
Write-off Network Services Activities     (65,000)
                                         --------
Ending balance at June 30, 2001          $ 72,225
                                         ========
------
  * Reflected as approximately $9,634 in Network discontinuance revenue and approximately $11,820 in Accounts payable.


The Company's investment in the Broadband System, which is comprised primarily of mall equipment and mall wiring, is being retained by the Company. The Company has made a cumulative investment of approximately $72,275 in the Broadband System as of June 30, 2001, which has been reflected in buildings and equipment and investment in Unconsolidated Real Estate Affiliates in the accompanying consolidated financial statements as detailed below. Although no direct revenue is currently being generated from the Broadband System, the Company anticipates that revenues will be recognized in future periods either from the sale of such access or increased rents for the Company's retail spaces.

The following represents the Company's carrying values for the Broadband System:


                                              June 30, 2001
                    ------------------------------------------------------------
                                             Investments in
                          Building           Unconsolidated           Totals
                        and equipment     Real Estate Affiliates


Mall Equipment            $ 36,935             $ 31,485           $    68,420
  and Wiring
Tenant Equipment             1,986                1,819                 3,805
                          --------             --------           -----------
                          $ 38,921             $ 33,304           $    72,225
                          ========             ========           ===========




                                   17 of 30

                        GENERAL GROWTH PROPERTIES, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             (Dollars in thousands, except for per share amounts)


NOTE 8  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On June 1, 1999 the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). FASB Statement No. 138 "Accounting for Derivative Instruments and Hedging Activities-An Amendment of FASB Statement No 133" was issued in June 2000. Statement 133, as amended, is effective for fiscal years beginning after June 15, 2000 as provided by FASB Statement No. 137 issued in July 1999. The Company's only hedging activities are the cash value hedges represented by its cap agreements relating to its commercial mortgage-backed securities and certain other property specific first mortgage financing. The interest rate cap agreements place a limit on the effective rate of interest the Company will bear on such floating rate obligations. The Company has concluded that these cap agreements are highly effective in achieving its objective of eliminating its exposure to variability in cash flows relating to these floating rate obligations when LIBOR rates exceed the strike rates of the cap agreements. However, Statement 133 also requires that the Company fair value the cap agreements as of the end of each reporting period. Interest rates have generally declined since the caps were obtained. The Company adopted Statement 133 on January 1, 2001. In accordance with the transition provisions of Statement 133, the Company recorded at January 1, 2001 a loss to earnings of $3,334 as a cumulative-effect type transition adjustment to recognize at fair value the time-value portion of all the interest rate cap agreements that were previously designated as part of a hedging relationship. Included in the $3,334 loss is $704 relating to interest rate cap agreements held by Unconsolidated Real Estate Affiliates. The Company also recorded $112 to other comprehensive income at January 1, 2001 to reflect the then fair value of the intrinsic portion of the interest rate cap agreements. Subsequent changes in the fair value of these agreements will be reflected in current earnings and accumulated other comprehensive income. As the remaining time-value portion of the fair value of the cap agreements at January 1, 2001 is not significant, any further decreases in the fair value of the cap agreements which would be required to be reflected in current earnings are not expected to be material.

In March 2000, the FASB issued Statement of Accounting Standards Interpretation 44, "Accounting for Certain Transactions Involving Stock Compensation"("Interpretation 44").Interpretation 44 is generally effective for new stock option grants beginning July 1, 2000. However, the interpretive definition of an employee applies to new awards granted after December 15, 1998. Further, the FASB determined that any modifications to current accounting as a result of this guidance are to be recorded prospectively, effective as of July 1, 2000. General Growth has previously granted stock options to its employees, directors and to employees of its then unconsolidated subsidiary, GGMI (which, as of January 1, 2001, became a consolidated subsidiary). Under the terms of the Interpretation, any awards to GGMI employees are considered awards to non-employees. The Company has applied the accounting mandated by Interpretation 44 as of July 1, 2000 with no significant impact on the Company's consolidated financial position or consolidated results of operations. Due to the acquisition of the common stock of GGMI by the Operating Partnership on January 1, 2001, those individuals who are employed by GGMI will be considered employees of General Growth for the purposes of accounting for stock option grants in 2001 and subsequent years.

In July 2001, the FASB issued Statement No. 141, "Business Combinations", (SFAS 141") and Statement No. 142 "Goodwill and other Intangible Assets", ("SFAS 142"). SFAS 141 requires the purchase method to be used for business combinations initiated after June 30, 2001. As the Company has never engaged in a pooling acquisition transaction and its customary acquisitions are of individual assets or malls rather than operating businesses, the Company does not anticipate that SFAS 141 will have a significant impact on its current or future operations or financial results. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead reviewed for impairment, when the statement is required to be adopted in January 2002. The Company has not yet completed its evaluation of the potential impact of SFAS 142.

                                   18 of 30

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

Certain Information about the Company Portfolio

As of June 30, 2001, the Company owns 100% of the fifty-three Wholly-Owned Centers, 100% of the stock of GGMI, 50% of the stock of GGP/Homart, 50% of the membership interest in GGP/Homart II, 51% of the stock of GGP Ivanhoe, 51% of the stock of GGP Ivanhoe III and 50% of Quail Springs Mall and Town East Mall. GGP/Homart owns interests in twenty-three shopping centers, GGP/Homart II owns interests in eight shopping centers, GGP Ivanhoe owns interests in two shopping centers, and GGP Ivanhoe III owns interests in eight shopping centers.

On June 30, 2001, the Mall Store and Freestanding Store portions of the centers in the Company Portfolio which were not undergoing redevelopment were approximately 88.2% occupied as of such date, compared to 89.0% at the end of last quarter and representing a decrease in occupancy percentage of 2.8% as compared to December 31, 2000. The minor occupancy declines are due to the general economic slowdown as described below in the Company's discussion of Liquidity and Capital Resources.

                                   19 of 30

                        GENERAL GROWTH PROPERTIES, INC.

Total annualized sales averaged $363 per square foot for the Company Portfolio in the six months ended June 30, 2001. In the six months ended June 30, 2001, total Mall Store sales for the Company Portfolio increased by 5.6% over the same period in 2000. Comparable Mall Store sales are sales of those tenants that were open the previous 12 months. Therefore, comparable Mall Store sales in the six months ended June 30, 2001 are of those tenants that were operating in the six months ended June 30, 2000. Comparable mall store sales in the six months ended June 30, 2001 increased by 0.2% over the same period in 2000.

The average Mall Store rent per square foot from leases that expire in the remainder of 2001 is $28.74. The Company Portfolio will benefit from increasing rents inasmuch as the average Mall Store rent per square foot on new and renewal leases executed during the six months ended June 30, 2001 was $32.01, or $3.27 per square foot above the average for expiring leases. The following schedule shows only the scheduled lease expirations over the next five years.

                                                         PORTFOLIO CENTERS
                                                FIVE YEAR LEASE EXPIRATION SCHEDULE

                                  All Expirations                                 Expirations at Share       /(1)/
                     -------------------------------------------      ---------------------------------------------
                       Base Rent    Square Footage     Rent/PSF           Base Rent       Square Footage  Rent/PSF
                     --------------  ------------     ----------      -----------------    ------------  ----------
Wholly Owned
    2001             $ 11,012,826       390,811       $  28.18           $  11,012,826         390,811   $   28.18
    2002               24,807,428       978,043          25.36              24,807,428         978,043       25.36
    2003               26,764,383     1,036,215          25.83              26,764,383       1,036,215       25.83
    2004               23,126,821       880,580          26.26              23,126,821         880,580       26.26
    2005               34,277,402     1,171,327          29.26              34,277,402       1,171,327       29.26
                     ------------     ---------       --------           -------------       ---------   ---------
Portfolio Total      $119,988,860     4,456,976       $  26.92           $ 119,988,860       4,456,976   $   26.92

Unconsolidated/(2)/
    2001             $ 17,565,625       593,834       $  29.58           $   8,696,601         295,010   $   29.48
    2002               25,789,727       802,656          32.13              12,775,928         397,161       32.17
    2003               25,023,771       758,166          33.01              12,261,260         371,264       33.03
    2004               33,157,743       993,242          33.38              16,042,192         480,785       33.37
    2005               24,910,326       774,052          32.18              11,740,153         363,543       32.29
                     ------------     ---------       --------           -------------       ---------   ---------
Portfolio Total      $126,447,192     3,921,950       $  32.24           $  61,516,134       1,907,763   $   32.25

Grand Total          $246,436,052     8,378,926       $  29.41           $ 181,504,994       6,364,739   $   28.52
                     ============    ==========       ========           =============      ==========   =========

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

                                   20 of 30

                        GENERAL GROWTH PROPERTIES, INC.

Quail Springs Mall and Town East Mall, the discussion of results of operations of the Company below relates primarily to the revenues and expenses of the Wholly-Owned Centers and GGMI.

Results Of Operations of the Company
Three Months Ended June 30, 2001 and 2000

On January 1, 2001, the Company acquired all of the outstanding common stock of GGMI and consolidated the results of GGMI's operations as described in Note 3. GGMI's operations did not change significantly in 2001 as a result of the acquisition but certain fees received from the Wholly-Owned Centers have been eliminated. Comparable fees for the three and six months of 2000 for joint venture and third-party owned properties were reflected as a component of the Company's equity in the net earnings from GGMI as GGMI was accounted for as an unconsolidated subsidiary during 2000. For purposes of the following discussion of the results of operations, the net effect of the GGMI acquisition will reflect the effect of the consolidation of GGMI's operations due to the acquisition in 2001. During April 2000, the Company purchased a 100% interest in Crossroads Center. The Crossroads acquisition resulted in minor increases in substantially all categories of consolidated revenues and expenses in the three months ended June 30, 2001 as compared to the three months ended June 30, 2000.

Total revenues for the three months ended June 30, 2001 were $189.5 million, which represents an increase of $24.5 million or approximately 14.8% from $165.0 million in the three months ended June 30, 2001. The majority of the increase was from the net effect of the GGMI acquisition. Minimum rent for the three months ended June 30, 2001 increased by $3.6 million or 3.4% from $105.3 million in the comparable period in 2000 to $108.9 million. The majority of such increase in minimum rents was due to higher base rental rates on new and renewal leases signed since the second quarter of 2000 as compared to leases that have expired. Expansion space and specialty leasing increases at the comparable centers (properties owned for the entire time during the three months ended June 30, 2000 and 2001) accounted for the remaining increase in minimum rents. Fee and Other income increased by $18.9 million or 555.9% from $3.4 million for the three months ended June 30, 2000 to $22.3 million for the three months ended June 30, 2001. The increase was generated by the acquisition of GGMI as described above and in Note 3.

Total operating expenses, including depreciation and amortization, increased by approximately $91.7 million or 108.0%, from $85.0 million in the three months ended June 30, 2000 to $176.7 million in the three months ended June 30, 2001. The majority of the increase in operating expenses for 2001 is the $65 million of Network discontinuance costs as more further described in Note 7.
For the three months ended June 30, 2001, property operating expenses increased by $19.4 million or 52.6% from $36.9 million in 2000 to $56.3 million in the second quarter of 2001, substantially all of which was attributable to the net effect of the acquisition of GGMI. The remainder was due to increases in repairs and maintenance and other operating costs at the comparable centers. Depreciation and amortization increased by $7.1 million or 22.0% over the same period in 2001. The majority of the increase in depreciation and amortization was generated by the net effect of the acquisition of GGMI. Management fees to affiliates were zero in 2001, a reduction of approximately $1.6 million from the same period in 2000 due to the elimination of fees charged by GGMI to the Wholly-Owned Centers.

Net interest expense for the three months ended June 30, 2001 was $48.5 million, a decrease of $2.8 million or 5.5% from $51.3 million in the three months ended June 30, 2000. This decrease was primarily due to lower interest rates which was partially offset by the increased interest expense due to the net effect of the acquisition of GGMI.

                                   21 of 30

                        GENERAL GROWTH PROPERTIES, INC.

Equity in net income of unconsolidated affiliates in the three months ended June 30, 2001 increased by approximately $3.8 million to earnings of $12.8 million in 2001, from $9.0 million in the three months ended June 30, 2000. The Company's equity in the earnings of GGP/Homart increased approximately $1.0 million due to increased ownership percentage in Buckland Hills and Lakeland. The Company's equity in the earnings of GGP/Homart II resulted in an increase in earnings of approximately $1.6 million for the three months ended June 30, 2001 primarily due to increases in the operations of comparable centers and the opening of Stonebriar Centre in August 2000. The Company's equity in the earnings of GGP Ivanhoe III increased approximately $.7 million, primarily due to increases in minimum rents, tenant recoveries and specialty leasing revenues at the properties. The Company's equity in the earnings of GGMI, a loss of approximately $.7 million in 2000, has been included in the consolidated results of operations in 2001 due to the GGMI acquisition.

The extraordinary items in the three months ended June 30, 2001 represent costs and unamortized deferred financing fees related to refinancing of certain mortgage loans in 2001.

Results Of Operations of the Company
Six Months Ended June 30, 2001 and 2000

Total revenues for the six months ended June 30, 2001 were $381.5 million, which represents an increase of $54.0 million or approximately 16.5% from $327.5 million in the six months ended June 30, 2000. Substantially all of the increase is from the net effect of the GGMI acquisition. Minimum rent for the six months ended June 30, 2001 increased by $13.6 million or 6.6% from $207.3 million in the comparable period in 2000 to $220.9 million in 2001. The majority of such increase in minimum rents was due to higher base rental rates on new and renewal leases. Expansion space, specialty leasing and occupancy increases at the comparable centers (properties owned for the entire time during the six months ended June 30, 2000 and 2001) accounted for the remaining increase in minimum rents. Tenant recoveries increased by $4.3 million or 4.1% from $105.6 million for the six months ended June 30, 2000 to $109.9 million for the six months ended June 30, 2001. Substantially all of the increase was due to the recovery of substantially all of the increases in property operating expenses as described below that were not attributable to the GGMI acquisition. For the six months ended June 30, 2001, overage rents increased to $7.7 million in 2001 from $5.8 million in 2000. The net effect of the Crossroads acquisition in April 2000 contributed an increase of approximately $1.9 million in overage rent.

Total operating expenses, including depreciation and amortization, increased by approximately $113.5 million or 66.3% from $171.3 million in the six months ended June 30, 2000 to $284.8 million in the six months ended June 30, 2001. The majority of the increase in operating expenses for 2001 is the $65 million of Network discontinuance costs as more further described in Note 7. For the six months ended June 30, 2001, property operating expenses increased by $35.5 million or 45.8% from $77.3 million in 2000 to $112.7 million in the six months ended June 30, 2001, substantially all of which is attributable to the net effect of the new acquisition of GGMI. Depreciation and amortization increased by $12.7 million or 20.6% over the same period in 2000. Approximately $4.6 million of the increase in depreciation and amortization was generated at comparable centers. The remaining $8.1 million was due to the net effect of the acquisition of GGMI. Management fees to affiliates were zero in 2001, a reduction of approximately $4.0 million from the same period in 2000 due to the elimination of fees charged by GGMI to the Wholly-Owned Centers.

Net interest expense for the six months ended June 30, 2001 was $100.6 million, an increase of $1.3 million or 1.3% from $99.3 million in the six months ended June 30, 2000. Increases in consolidated debt amounts incurred in connection with the acquisition of GGMI was responsible for substantially all of such increase.

Equity in net income of unconsolidated affiliates in the six months ended June 30, 2001 increased by approximately $5.1 million to earnings of $22.6 million in 2001, from $17.5 million in the six months ended June

                                   22 of 30

                        GENERAL GROWTH PROPERTIES, INC.

30, 2000. The Company's equity in the earnings of GGP/Homart II increased approximately $2.6 million, primarily due to the opening of Stonebriar Center in August, 2000. This overall increase is also due to an increase in earnings of GGP/Homart of approximately $1.2 million due primarily to a decrease in interest rates and an increase in average an increase in the ownership interest of GGP/Homart in Buckland Hills and Lakeland. In addition, the Company's equity in the earnings of GGP/Ivanhoe III increased by approximately $1.6 million due to increased average occupancy and a decrease in interest rates in 2001. These increases were partially offset by the Company's equity in the earnings of GGMI of approximately $0.1 million in 2000 that has been included in the consolidated results of operations in 2001 due to the GGMI acquisition.

Liquidity and Capital Resources of the Company

As of June 30, 2001, the Company held approximately $47.8 million of unrestricted cash and cash equivalents. The Company uses operating cash flow as the principal source of internal funding for short-term liquidity and capital needs such as tenant construction allowances and minor improvements made to individual properties that are not recoverable through common area maintenance charges to tenants. External funding alternatives for longer-term liquidity needs such as acquisitions, new development, expansions and major renovation programs at individual centers include construction loans, mini-permanent loans, long-term project financing, joint venture financing with institutional partners, additional Operating Partnership level or Company level equity investments, unsecured Company level debt or secured loans collateralized by individual shopping centers. In addition, the Company has access to the public equity and debt markets through a currently effective shelf registration statement under which up to $329.2 million in equity or debt securities may be issued from time to time. The Company also has a revolving credit facility and term loans (Note 4) under which approximately $375 million had been borrowed as of June 30, 2001 which loans mature on July 31, 2003. The Company currently anticipates it will be able to increase, if necessary, the aggregate principal amounts available to be borrowed under such facilities from an aggregate of $415 million as of the date of this report to $650 million. Finally, GGMI obtained a revolving line of credit in 2001 under which approximately $37.5 million (with an additional $32.5 million available under certain conditions) had been borrowed as of June 30, 2001.

                                   23 of 30

                        GENERAL GROWTH PROPERTIES, INC.

At June 30, 2001, the Company had direct or indirect ("pro rata") mortgage and other debt of approximately $4,804,278. The following table reflects the maturity dates of the Company's pro rata debt and the related interest rates:

                            COMPANY PORTFOLIO DEBT
              MATURITY AND CURRENT AVERAGE INTEREST RATE SUMMARY
               AS OF AND FOR THE SIX MONTHS ENDED JUNE 30, 2001
               ------------------------------------------------

                            (Dollars in Thousands)

                                                     Unconsolidated
                          Wholly-Owned               Joint Venture                   Company
                            Centers                 Properties /(b)/              Portfolio Debt
                          -----------               ----------------              --------------

                                                                                              Average
                     Maturing       Interest     Maturing      Interest       Maturing        Interest
     Year           Amount/(a)/    Rate /(c)/   Amount/(a)/   Rate /(c)/     Amount/(a)/     Rate /(c)/
     ---            -----------    ---------    ----------    ----------     ----------      ----------
     2001          $  130,000        6.08%      $   82,754       5.38%       $   212,754        5.81%
     2002             117,424        6.99%         192,779       7.14%           310,203        7.08%
     2003             412,500        6.42%         428,822       6.34%           841,322        6.38%
     2004           1,158,467        6.44%         200,348       6.25%         1,358,815        6.41%
     2005              29,529        7.89%               -       0.00%            29,529        7.89%
     Subsequent    $1,594,425        7.19%         457,230       7.16%         2,051,655        7.18%
                   ----------                   ----------                   -----------

     Total         $3,442,345                   $1,361,933                   $ 4,804,278
                   ==========                   ==========                   ===========

     Floating      $1,496,187        6.39%      $  583,659       5.46%       $ 2,079,846        6.13%
     Fixed Rate     1,946,158        7.12%         778,274       7.18%         2,724,432        7.14%

     (a)  As of June 30, 2001 excluding principal amortization.

     (b) Unconsolidated Joint Venture properties debt reflects the Company's share of debt (based on its respective equity ownership interests in the Unconsolidated Joint Ventures) relating to the properties owned by the Unconsolidated Joint Ventures.

     (c) For floating rate loans, the interest rate reflected is the actual annualized weighted average rate for the floating rate debt outstanding during the six months ended June 30, 2001.

A portion of the debt bearing interest at variable rates is subject to interest rate cap agreements. Reference is made to Note 4 and Item 3 below for additional information regarding the Company's debt and the potential impact on the Company of interest rate fluctuations.

                                   24 of 30

                        GENERAL GROWTH PROPERTIES, INC.

The following summarizes certain significant investment and financing transactions currently planned or completed since December 31, 2000:

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

During March 2001, an affiliate of GGP/Homart II closed on a new $125 million mortgage loan collateralized by Stonebriar Centre. The new loan bears interest at LIBOR plus 75 basis points per annum and matures October 2003 (assuming all extension options available are exercised). Approximately $80 million of the proceeds was advanced to GGP/Homart at March 31, 2001 to repay other GGP/Homart mortgage debt and the majority of the remainder was utilized to fund the cash portion of the March, 2001 purchase of the Willowbrook Mall in Houston, Texas as discussed in Note 3. The balance of the $145 million purchase price of Willowbrook Mall was financed by a $102 million mortgage loan which bears interest at 6.93 % per annum and matures in April 2011.

In March 2001, the Company obtained a $65 million redevelopment loan collateralized by Eden Prairie Mall. The new loan had an initial draw of approximately $19.4 million, requires monthly payments of interest at a rate of LIBOR plus 190 basis points and matures in April 2004.

In March 2001, the Company obtained a $115 million mortgage loan collateralized by Capital Mall, Greenwood Mall, and Gateway Mall. The new mortgage loan bears interest at a rate of 7.28% per annum, requires monthly payments of principal and interest and matures in April 2011.

In April 2001, an affiliate of GGP/Homart closed on a new $90 million mortgage loan collateralized by Vista Ridge Mall. The new mortgage loan bears interest at a rate of 6.87% per annum, requires monthly payments of principal and interest and matures in April 2011.

During June 2001, the Company refinanced the $110 million construction loan collateralized by the Rivertown Crossings Mall which was scheduled to mature on June 30, 2001. The new $130 million mortgage loan bears interest at 7.54% per annum and matures in July of 2011.

During June 2001, the Company refinanced Northridge Fashion Center, one of the nine malls which had collateralized by the GGP-Ivanhoe CMBS. The outstanding principal amount of the GGP-Ivanhoe CMBS was reduced by approximately $132.5 million with the proceeds of a new long-term mortgage loan. The new $140 million mortgage loan bears interest at LIBOR plus 140 basis points and matures in July of 2004.

In July 2001, an affiliate of GGP/Homart obtained a new $100 million redevelopment loan collateralized by Brass Mill Center and Commons. The new loan bears interest at LIBOR plus 162.5 basis points and matures in July 2003.

As of June 30, 2001, approximately $130 million of the Company's debt is scheduled to mature during the remainder of 2001. Although final agreements to refinance all such loan amounts have not yet been reached, the Company anticipates that all of its debt will be repaid on a timely basis. Other than as described above or in conjunction with possible future acquisitions, there are no current plans to incur additional debt, increase the amounts available under the Revolver or Term Loans or raise equity capital. If additional capital is required, the Company believes that it can increase the amounts available under the Revolver or Term Loans, obtain an interim bank loan, obtain additional mortgage financing on under-leveraged assets, enter into new joint venture partnership arrangements or raise additional debt or equity capital. However, there can be no assurance that the Company can obtain such financing on satisfactory

                                   25 of 23

                        GENERAL GROWTH PROPERTIES, INC.

terms. In such regard, the Company is currently negotiating a $25 million increase in the amounts available under the Revolver, with such modification of the terms of the Revolver expected to be finalized by September, 2001. The Company will continue to monitor its capital structure, investigate potential investments or joint venture arrangements and purchase additional properties if they can be acquired and financed on terms that the Company reasonably believes will enhance long-term stockholder value. When property operating cash flow has been increased, the Company anticipates the refinancing of portions of its long-term floating rate debt with pooled or property-specific non-recourse fixed-rate or floating-rate mortgage financing. Accordingly, the Company anticipates that up to approximately $1,200 million of collateralized floating rate debt may be replaced in the remainder of 2001 with new floating rate or long-term fixed rate mortgage financing.

Net cash provided by operating activities was $65.3 million in the first six months of 2001, an decrease of $69.5 million from $134.8 million in the same period in 2000, mainly due to lower net income in 2001 and a decrease in accounts payable at the comparable centers.

Net cash used by investing activities was $145.2 million in the first six months of 2001 compared to $142.2 million of cash used in the first six months of 2000. Cash flows from investing activities was impacted by Capital calls for GGP/Homart II in 2000 for construction of the Stonebriar Centre. This was partially offset by the expenditures for the Network and Broadband System in the first six months of 2001 as compared to the first six months in 2000 as more further described in Notes 2 and 7.

Financing activities contributed cash of $100.4 million in the first six months of 2001, compared to a source of cash of $22.1 million in 2000. A major contributing factor to the variance in the cash provided from financing activity is that financing from mortgages and other debt, net of repayments of principal on mortgage debt, had a positive impact of $198.2 million in the first six months of 2001 versus a negative impact of $65.3 million in the first six months of 2000. An additional offset to the total variance in cash contributed by financing activities for 2001 as compared to 2000 are the proceeds from the issuance of the RPU's on May of 2001 as discussed in Note 1. The additional financing in 2001 was used to fund the developments and redevelopment of real estate discussed above and in Note 2.

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

During 2000 and the three and six months ended June 30, 2001 the retail sector was experiencing declining growth. Such reversals or reductions in the retail market adversely impacts the Company as demand for leasable space is reduced and minimum rents and rents computed as a percentage of tenant sales decline. In addition, a number of local, regional and national retailers, including tenants of the Company, have voluntarily closed certain of their stores or have filed for bankruptcy protection during the last few years.

                                   26 of 30

Most of these retailers reorganized their operations and/or sold stores to stronger operators. Although some leases were terminated pursuant to the lease cancellation rights afforded by the bankruptcy laws, the impact on Company earnings was negligible. Over the last three years, the provision for doubtful accounts has averaged only $3.0 million per year, which represents less than 1% of average annual total revenues of $579.2 million. In addition, the Company to date has generally been successful in finding new uses or tenants for retail locations that are vacated either as a result of voluntary store closing or bankruptcy proceedings. Therefore, the Company does not expect these bankruptcy reorganizations to have a material impact on its consolidated financial results of operations.

The Internet and electronic retailing are growing at significant rates. Although the amount of retail sales conducted solely via the Internet is expected to rise in the future, the Company believes that traditional retailing and "e-tailing" will converge such that the regional mall will continue to be a vital part of the overall mix of shopping alternatives for the consumer.

In order to enhance the value and competitiveness of its properties through technology, the Company has implemented a broadband wiring and routing system that provides tenants at its properties with the supporting equipment to allow tenants and mall locations to arrange high-speed cable access to the Internet. The Broadband System has been installed and is currently operational at substantially all of the Company's properties as more fully discussed in Note 7. The Company has made a cumulative investment of approximately $72.2 million in the Broadband System as of June 30, 2001, which has been reflected in buildings and equipment and investments in Unconsolidated Real Estate Affiliates in the accompanying consolidated financial statements. The Broadband System was one component of a larger strategy designed to insure that the Company's properties would meet any challenges presented by recent technological advancements and to allow the Company to take advantage of what it perceived to be an opportunity to become one of the only companies to develop and provide Internet-based applications to drive retailer productivity. An additional component of the strategy was the Company's Network Services business, an effort to create for retailers a suite of broadband applications to support retail tenant operations, on-line sales, and private wide area network services to be delivered by the Broadband System. The Network Services business was discontinued effective June 30, 2001 which resulted in a charge of $65 million which represented the Company's entire investment in the Network Services business including a reserve for future discontinuance costs. The Company expects to incur approximately $1.5 million of incremental discontinuance costs in the third quarter of 2001 related to the discontinuance of the Network Services business.

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

                                   27 of 30

                        GENERAL GROWTH PROPERTIES, INC.



ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not entered into any transactions using derivative commodity instruments. The Company is subject to market risk associated with changes in interest rates. Interest rate exposure is principally limited to the $1,496 million of debt of the Company outstanding at June 30, 2001 that is priced at interest rates that float with the market. However, approximately $858 million of such floating rate consolidated debt is comprised of commercial mortgage-backed securities which are subject to interest rate cap agreements, the effect of which is to limit the interest rate the Company would be required to pay on such debt to no more than approximately 9% per annum. Therefore, a 25 basis point movement in the interest rate on the floating rate debt would result in an approximately $3.74 million annualized increase or decrease in interest expense and cash flows. The remaining debt is fixed rate debt. The Company has an ongoing program of refinancing its floating and fixed rate debt and believes that this program allows it to vary its ratio of fixed to floating rate debt and to stagger its debt maturities to respond to changing market rate conditions. Reference is made to Item 2 above and Note 4 for additional debt information.

                                   28 of 30

                        GENERAL GROWTH PROPERTIES, INC.




PART II. OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on May 8, 2001, the stockholders voted upon the election of John Bucksbaum, Anthony Downs and Alan Cohen as Directors of the Company, each for a term of three years. A total of 52,374,034 shares were eligible to vote on the election of Directors at the Annual Meeting, and each such Director was elected by the following votes of stockholders:

                    Matter                                           Number of Shares       Number of Shares
                                                                           For                   Withheld
------------------------------------------------------------------------------------------------------------------
 1.  (a)  Election of John Bucksbaum                                    35,616,010                7,695,087
     (b)  Election of Anthony Downs                                     43,231,196                   79,901
     (c)  Election of Alan Cohen                                        43,222,301                   88,796


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits - See Exhibit Index
     (b), (c) Reports on Form 8-K and proforma information

The following reports on Form 8-K has been filed by the Company during the quarter covered by this report:

 1. Current Report on Form 8-K dated March 29, 2001 as amended by Current Report on Form 8-K/A dated March 29, 2001, describing under Item 4 the engagement of Deloitte & Touche LLP as the Company's independent accountants to replace the firm of PricewaterhouseCoopers LLP, who would no longer serve as the Company's independent accountants. No financial statements were required to be filed with the report.

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

                              GENERAL GROWTH PROPERTIES, INC.
                              (Registrant)


Date: August 13, 2001      by: /s/ Bernard Freibaum
                               Bernard Freibaum
                               Executive Vice President and Chief Financial
                               Officer (Principal Accounting Officer)


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

  10(d) Amendment, dated May 8, 2001, to 1993 Stock Incentive Plan, as amended.

  10(e) Form of Amended and Restated Agreement of Partnership for each of the Property Partnerships.(2)

  10(f) Form of Indemnification Agreement between the Operating Partnership, Martin Bucksbaum, Matthew Bucksbaum, Mall

Investment L.P. and M. Bucksbaum Company.(2)

  10(g) Form of Registration Rights Agreement between the Company and the Bucksbaums. (2)

  10(h) Form of Registration Rights Agreement between the Company and certain trustees for the IBM Retirement Plan. (2)

  10(i) Form of Incidental Registration Rights Agreement between the Company, Equitable, Frank Russell and Wells Fargo.(2)

  10(j) Form of Letter Agreements restricting sale of certain shares of Common Stock.(2)

  10(k)* Letter Agreement dated October 14, 1993, between the Company and Bernard Freibaum.(4)

  10(l)* Form of Option Agreement between the Company and certain Executive Officers.(8)

  10(m)* General Growth Properties, Inc. 1998 Incentive Stock Plan.(16)

  10(n) Amendment, dated May 9, 2000, to 1998 Stock Incentive Plan.

  10(o) Amended and Restated Operating Agreement of GGPLP L.L.C. dated as of May 25, 2000. (22)

  10(p) Registration Rights Agreement dated May 25, 2000 between General Growth Properties, Inc. and Goldman Sachs 2000 Exchange Place Fund, L.P. (23)

  10(q) Term Loan Agreement, dated as of July 31, 2000, among the Operating Partnership and GGPLP L.L.C. (collectively "Borrower"), Bankers Trust Company ("BT") and Lehman Commercial Paper Inc. ("Lehman"). (24)

  10(r) Promissory Note dated July 31, 2000 made by Borrower in favor of BT.
(24)

  10(s) Promissory Note dated July 31, 2000 made by Borrower in favor of Lehman.
(24)

  10(t) Joinder Agreement, dated as of September 1, 2000, between Bayerische Hypo-Und Vereinsbank AG, New York Branch ("Hypo") and Borrower. (24)

  10(u) Promissory Note dated September 1, 2000 made by Borrower in favor of Hypo. (24)

  10(v) Joinder Agreement, dated as of September 22, 2000, between Fleet National Bank ("Fleet") and Borrower. (24)

  10(w) Promissory Note dated September 22, 2000 made by Borrower in favor of Fleet. (24)

  10(x) First Amendment to Term Loan Agreement, dated as of September 22, 2000, among Borrower and BT, Lehman, Hypo and Fleet. (24)

  10(y) Lender Addendum, dated as of October 20, 2000, between Lehman, Borrower and BT. 24)

  10(z) Replacement Note dated October 20, 2000 made by Borrower in favor of Lehman. (24)

  10(aa) Joinder Agreement, dated as of December 28, 2000, between The Chase Manhattan Bank ("Chase"), Borrower, BT and Lehman. (24)

  10(bb) Promissory Note dated December 28, 2000 made by Borrower in favor of Chase. (24)

  10(cc) Second Amendment to Term Loan Agreement, dated as of December 28, 2000, among Borrower and BT, Lehman, Fleet and Chase. (24)

  10(dd) Joinder Agreement, dated as of August 1, 2001 between Commerzbank AG, New York and Grand Cayman Branches ("Commerzbank"), Borrower, BT and Lehman.

  10(ee) Promissory Note dated August 1, 2001 made by Borrower in favor of Commerzbank.

  10(ff) Revolving Credit Agreement, dated as of July 31, 2000, among Borrower, Bank of America, N.A. ("BofA") Dresdner Bank, AG ("Dresdner"), and U.S. Bank National Association ("USB"). (24)

  10(gg) Promissory Note dated July 31, 2000 made by Borrower in favor of BofA.
(24)

  10(hh) Promissory Note dated July 31, 2000 made by Borrower in favor of Dresdner. (24)

  10(ii) Promissory Note dated July 31, 2000 made by Borrower in favor of USB.
(24)

  10(jj) Joinder to Revolving Credit Agreement, dated as of September 1, 2000, among Hypo, Borrower, BofA, Dresdner and USB. (24)

  10(kk) Promissory Note dated September 1, 2000 made by Borrower in favor of Hypo. (24)

  10(ll) Revolving Credit Agreement, dated as of January 30, 2001, among General Growth Management, Inc. and GGPLP L.L.C. (collectively, "Borrower"), BofA, USB, and LaSalle Bank National Association ("LaSalle"). (25)

  10(mm) Promissory Note dated January 30, 2001 made by Borrower in favor of BofA. (25)

  10(nn) Promissory Note dated January 30, 2001 made by Borrower in favor of USB. (25)

  10(oo) Promissory Note dated January 30, 2001 made by Borrower in favor of LaSalle. (25)

  (*) A compensatory plan or arrangement required to be filed.

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

  (25) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated May 10, 2001, incorporated herein by reference.