Form 10-Q
period 2001-09-30
GENERAL GROWTH PROPERTIES INC
filed 2001-11-13
CIK 895648

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001


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

The number of shares of Common Stock, $.10 par value, outstanding on November 9, 2001 was 52,715,307.

                         GENERAL GROWTH PROPERTIES, INC.

                                      INDEX


                                                                        PAGE
                                                                       NUMBER
                                                                       ------
Part I   FINANCIAL INFORMATION

         Item 1: Financial Statements

                 Consolidated Balance Sheets
                 as of September 30, 2001 and December 31, 2000.........  3

                 Consolidated Statements of Operations
                 for the three and nine months ended September 30,
                 2001 and 2000..........................................  4

                 Consolidated Statements of Cash Flows
                 for the nine months ended September 30, 2001
                 and 2000...............................................  5

                 Notes to Consolidated Financial Statements.............  6

         Item 2: Management's Discussion and Analysis of
                 Financial Condition and Results of Operations.......... 20

                 Liquidity and Capital Resources of the Company......... 24

         Item 3: Quantitative and Qualitative Disclosures about
                 Market Risk............................................ 30

Part II  OTHER INFORMATION

         Item 6: Exhibits and Reports on Form 8-K....................... 31

         SIGNATURE...................................................... 32

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

                         GENERAL GROWTH PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2001 AND DECEMBER 31, 2000
                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)


                                   ASSETS
                                   ------
                                                                                   September 30,  December 31,
                                                                                       2001           2000
                                                                                   -----------    -----------
Investment in real estate:
    Land                                                                           $   667,355    $   649,160
    Buildings and equipment                                                          4,252,909      3,906,114
    Less accumulated depreciation                                                     (592,014)      (488,130)
    Developments in progress                                                           154,029        135,926
                                                                                   -----------    -----------
      Net property and equipment                                                     4,482,279      4,203,070
    Investment in Unconsolidated Real Estate Affiliates                                743,364        748,266
                                                                                    -----------    -----------
      Net investment in real estate                                                  5,225,643      4,951,336
Cash and cash equivalents                                                               32,663         27,229
Tenant accounts receivable, net                                                         84,665         96,157
Deferred expenses, net                                                                 104,512        105,534
Investment in and note receivable from General Growth Management, Inc.                    --           66,079
Prepaid expenses and other assets                                                       53,231         37,769
                                                                                   -----------    -----------
                                                                                   $ 5,500,714    $ 5,284,104
                                                                                   ===========    ===========

                 Liabilities and Stockholders' Equity
                 ------------------------------------

Mortgage notes and other debt payable                                                3,584,516    $ 3,244,126
Distributions payable                                                                   56,364         47,509
Network discontinuance reserve                                                           5,856           --
Accounts payable and accrued expenses                                                  132,793        186,393
                                                                                   -----------    -----------
                                                                                     3,779,529      3,478,028
Minority interests:
Redeemable Preferred Units                                                             175,000        175,000
Common Units                                                                           332,607        355,158
                                                                                   -----------    -----------
                                                                                       507,607        530,158
Commitments and contingencies                                                             --             --

Preferred Stock: $ 100 par value; 5,000,000 shares authorized; 345,000 designated as PIERS (Note 1) which are convertible and carry a $ 1,000 liquidation value, 337,500 of which were issued and outstanding at September 30,
  2001 and December 31, 2000                                                           337,500        337,500

Stockholders' Equity:
  Common stock: $.10 par value; 210,000,000 shares authorized; 52,710,766 and
  52,281,259 shares issued and outstanding as of September 30, 2001 and December
  31, 2000, respectively                                                                 5,271          5,228
Additional paid-in capital                                                           1,222,306      1,210,261
Retained earnings (deficit)                                                           (330,824)      (266,085)
Notes receivable-common stock purchase                                                 (19,890)        (9,449)
Accumulated equity in other comprehensive loss of unconsolidated affiliate                (785)        (1,537)
                                                                                   -----------    -----------
 Total stockholders' equity                                                            876,078        938,418
                                                                                   -----------    -----------
                                                                                   $ 5,500,714    $ 5,284,104
                                                                                   ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.


                                       3 of 32

                         GENERAL GROWTH PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)

                                                                            Three Months Ended         Nine Months Ended
                                                                               September 30,             September 30,
                                                                            2001         2000         2001         2000
                                                                          ---------    ---------    ---------    ---------
Revenues:
  Minimum rents                                                           $ 114,664    $ 107,960    $ 335,611    $ 315,238
  Tenant recoveries                                                          55,391       52,720      165,331      158,371
  Overage rents                                                               3,763        8,906       11,431       14,692
  Other                                                                       3,607        1,888        8,439        7,248
  Fee income                                                                 18,844        1,812       56,969        5,246
                                                                          ---------    ---------    ---------    ---------
    Total revenues                                                          196,269      173,286      577,781      500,795
Expenses:
  Real estate taxes                                                          13,201       13,191       40,494       38,259
  Management fees to affiliate                                                   --         (806)          --        3,155
  Property operating                                                         52,974       40,976      165,679      118,276
  Provision for doubtful accounts                                               916        1,190        2,900        1,368
  General and administrative                                                  1,109        1,699        4,453        4,721
  Depreciation and amortization                                              38,393       32,427      112,878       94,185
  Network discontinuance costs                                                1,000           --       66,000           --
                                                                          ---------    ---------    ---------    ---------
    Total operating expenses                                                107,593       88,677      392,404      259,964
                                                                          ---------    ---------    ---------    ---------
Operating income                                                             88,676       84,609      185,377      240,831
Interest income                                                               1,064        2,693        3,428        9,539
Interest expense                                                            (51,742)     (55,550)    (154,693)    (161,671)
Equity in net income (loss) of
  unconsolidated affiliates                                                  12,439       13,088       35,051       30,568
Gain on sales                                                                    --           --           --           44
                                                                          ---------    ---------    ---------    ---------
Income (loss) before extraordinary items, cumulative effect
  of accounting change and allocation to minority interests                  50,437       44,840       69,163      119,311
(Income) loss allocated to minority interests                               (14,828)     (13,477)     (21,113)     (31,757)
                                                                          ---------    ---------    ---------    ---------
Income (loss) before extraordinary items and
  cumulative effect of accounting change                                     35,609       31,363       48,050       87,554
Extraordinary items                                                            (253)          --       (1,264)          --
Cumulative effect of accounting change                                           --           --       (3,334)          --
                                                                          ---------    ---------    ---------    ---------
    Net income (loss)                                                        35,356       31,363       43,452       87,554
Convertible Preferred Stock Dividends                                        (6,117)      (6,117)     (18,351)     (18,351)
                                                                          ---------    ---------    ---------    ---------
    Net income (loss) available to common stockholders                    $  29,239    $  25,246    $  25,101    $  69,203
                                                                          =========    =========    =========    =========
Earnings (loss) before extraordinary items and
  cumulative effect of accounting change per share-basic                  $    0.56    $    0.48    $    0.57    $    1.33
                                                                          =========    =========    =========    =========
Earnings (loss) before extraordinary items and
  cumulative effect of accounting change per share-diluted                $    0.56    $    0.48    $    0.57    $    1.33
                                                                          =========    =========    =========    =========
Earnings (loss) per share-basic                                           $    0.56    $    0.48    $    0.48    $    1.33
                                                                          =========    =========    =========    =========
Earnings (loss) per share-diluted                                         $    0.56    $    0.48    $    0.48    $    1.33
                                                                          =========    =========    =========    =========
Distributions declared per share                                          $    0.65    $    0.51    $    1.71    $    1.53
                                                                          =========    =========    =========    =========
Net income (loss)                                                         $  35,356    $  31,363    $  43,452    $  87,554
Other comprehensive income (loss):
  Equity in unrealized income (loss) on available-for-sale
    securities of unconsolidated affiliate, net of
    minority interest                                                          (388)          --          752           --
                                                                          ---------    ---------    ---------    ---------
Comprehensive income (loss)                                               $  34,968    $  31,363    $  44,204    $  87,554
                                                                          =========    =========    =========    =========


The accompanying notes are an integral part of these consolidated financial statements.


                                       4 of 32

                         GENERAL GROWTH PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 and 2000
                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)


                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                     2001              2000
                                                                                   ---------         ---------
Cash flows from operating activities:
      Net Income                                                                   $  43,452         $  87,554
Adjustments to reconcile net income to net cash
  provided by operating activities:
      Minority interests                                                              21,113            31,757
      Extraordinary items                                                              1,264                 -
      Cumulative effect of accounting change                                           3,334                 -
      Equity in net income of unconsolidated affiliates                              (35,051)          (30,568)
      Provision for doubtful accounts                                                  2,900             1,368
      Distributions received from unconsolidated affiliates                           35,051            27,235
      Depreciation                                                                    95,709            84,606
      Amortization                                                                    17,169             9,579
      Gain on sales                                                                        -               (44)
Net Changes:
      Tenant accounts receivable                                                      24,690             7,458
      Prepaid expenses and other assets                                                1,597              (615)
      Accounts payable-Network and Broadband System Reserve                            5,856                 -
      Accounts payable and accrued expenses                                          (61,036)          (11,628)
                                                                                   ---------         ---------
        Net cash provided by (used in) operating activities                          156,048           206,702
                                                                                   ---------         ---------

Cash flows from investing activities:
      Acquisition/development of real estate and improvements
        and additions to properties                                                 (312,206)         (194,064)
      Network and Broadband System additions                                         (46,030)                -
      Increase in investments in unconsolidated affiliates                           (18,830)          (78,434)
      Change in notes receivable from General Growth Management, Inc.                      -             4,963
      Distributions received from unconsolidated affiliates                           55,568            27,705
      Increase in deferred expenses                                                  (24,371)          (16,477)
                                                                                   ---------         ---------
        Net cash provided by (used in) investing activities                         (345,869)         (256,307)
                                                                                   ---------         ---------

Cash flows from financing activities:
      Cash distributions paid to common stockholders                                 (83,323)          (79,505)
      Cash distributions paid to minority interests                                  (31,131)          (30,288)
      Cash distributions paid to holders of RPU's                                    (11,747)           (2,175)
      Payment of dividends on PIERS                                                  (18,351)          (18,351)
      Proceeds from sale of common stock, net of issuance costs                        2,918             4,029
      Proceeds from issuance of RPU's, net of issuance costs                               -           170,625
       Proceeds from issuance of mortgage / other notes payable                      472,788           297,239
      Principal payments on mortgage notes and other debt payable                   (132,398)         (278,464)
      Increase in deferred expenses                                                   (3,501)           (3,426)
                                                                                   ---------         ---------
        Net cash provided by (used in) financing activities                          195,255            59,684
                                                                                   ---------         ---------

Net change in cash and cash equivalents                                                5,434            10,079
Cash and cash equivalents at beginning of period                                      27,229            25,593
                                                                                   ---------         ---------
Cash and cash equivalents at end of period                                         $  32,663         $  35,672
                                                                                   =========         =========

Supplemental disclosure of cash flow information
      Interest paid                                                                 $156,739          $171,380
      Interest capitalized                                                            14,721            12,941
Non-cash investing and financing activities:
      Common stock issued in exchange for Operating Partnership Units                    575             2,732
      Operating Partnership Units issued as consideration for purchase of land             -               215
      Acquisition of GGMI                                                             66,079                 -
      Notes receivable issued for exercised stock options                             10,441             6,550
      Acquisition of property in exchange for tenant note receivable                   8,207                 -
      Assumption and conversion of notes in conjunction with acquisition of property       -            77,657

The accompanying notes are an integral part of these consolidated financial statements.


                                       5 of 32

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

As of September 30, 2001, the Company owned 100% of fifty-four regional shopping centers (the "Wholly-Owned Centers"); 100% of the common stock of General Growth Management, Inc. ("GGMI"); 50% of the stock of GGP/Homart, Inc. ("GGP/Homart"), 50% of the membership interest in GGP/Homart II L.L.C. ("GGP/Homart II"), 51% of the stock of GGP Ivanhoe, Inc. ("GGP Ivanhoe"), 51% of the stock of GGP Ivanhoe III, Inc. ("GGP Ivanhoe III") and 50% of Quail Springs Mall and Town East Mall (collectively, the "Unconsolidated Real Estate Affiliates"). As of such date, GGP/Homart owned interests in twenty-three shopping centers, GGP/Homart II owned interests in eight shopping centers, GGP Ivanhoe owned 100% of two shopping centers, and GGP Ivanhoe III owned 100% of eight shopping centers. Together, the Wholly-Owned Centers and the centers owned by the Unconsolidated Real Estate Affiliates comprise the "Company Portfolio" or the "Portfolio Centers".

Effective January 1, 2000, General Growth established a Dividend Reinvestment and Stock Purchase Plan ("DRSP"). General Growth has reserved for issuance up to 1,000,000 shares of Common Stock for issuance under the DRSP. The DRSP will, in general, allow participants in the plan to make purchases of Common Stock from dividends received or additional cash investments. Although the purchase price of the Common Stock will be determined by the current market price, the purchases will be made without fees or commissions. General Growth will satisfy DRSP Common Stock purchase needs through the issuance of new shares of Common Stock or by repurchases of currently outstanding Common Stock. As of September 30, 2001, an aggregate of 41,815 shares of Common Stock have been issued under the DRSP.

During May 2000, the Operating Partnership formed GGPLP L.L.C., a Delaware limited liability company ("the LLC"), by contributing its interest in a portfolio of 44 Wholly-Owned Centers to the LLC in exchange for all of the common units of membership interest in the LLC. On May 25, 2000, a total of 700,000 redeemable preferred units of membership interest in the LLC (the "RPUs") were issued to an institutional investor by the LLC, which yielded approximately $170,625 in net proceeds to the Company. The net proceeds from the sale of the RPUs were used to repay a portion of the Company's unsecured debt. Holders of the RPUs are entitled to receive cumulative preferential cash distributions per RPU (payable quarterly commencing July 15, 2000) at a per annum rate of 8.95% of the $250 liquidation preference thereof (or $5.59375 per quarter) prior to any distributions by the LLC to the Operating Partnership. As of the date of this report, cumulative distributions of $21,753 representing preferential distributions from May 25, 2000 through October 15, 2001 have been paid. Subject to certain limitations, the RPUs may be redeemed in cash by the LLC at any time on or after May 25, 2005 for the liquidation preference amount plus accrued and unpaid distributions and may be exchanged by the holders of the RPUs on or after May 25, 2010 for an equivalent amount of a newly created series of redeemable preferred stock


                                       6 of 32

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

of General Growth. Such preferred stock would provide for an equivalent 8.95% annual preferred distribution and would also be redeemable by the Company for cash equal to the liquidation preference amount plus accrued and unpaid distributions. The RPUs have been reflected in the accompanying consolidated financial statements as a component of minority interest at the current total liquidation preference amount of $175,000.

As of September 30, 2001, General Growth owned an approximate 73% general partnership interest in the Operating Partnership (excluding its preferred units of partnership interest as discussed below). The remaining approximate 27% minority interest in the Operating Partnership is held by limited partners that include trusts for the benefit of the families of the original stockholders who initially owned and controlled the Company and subsequent contributors of properties to the Company. These minority interests are represented by common units of limited partnership interest in the Operating Partnership (the "Units"). The Units can be redeemed for cash or, at General Growth's election with certain restrictions, for shares of Common Stock on a one-for-one basis. The holders of the Units also share equally with General Growth's common stockholders on a per share basis in any distributions by the Operating Partnership on the basis that one Unit is equivalent to one share of Common Stock.

General Growth has issued 13,500,000 depositary shares, each representing 1/40 of a share of 7.25% Preferred Income Equity Redeemable Stock, Series A ("PIERS"), or a total of 337,500 PIERS. The PIERS are reflected in the accompanying consolidated financial statements at their $1,000 per share liquidation or redemption value. In order to enable General Growth to comply with its obligations in respect to the PIERS, General Growth owns preferred units of limited partnership interest in the Operating Partnership (the "Preferred Units") which have rights, preferences and other privileges, including distribution, liquidation, conversion and redemption rights, that mirror those of the PIERS. Accordingly, the Operating Partnership is required to make all required distributions on the Preferred Units prior to any distribution of cash or assets to the holders of the Units. At September 30, 2001, 100% of the Preferred Units (337,500) were owned by General Growth.

On January 1, 2001, the Company acquired for nominal consideration 100% of the common stock of GGMI. The results of operations of GGMI have been consolidated in the accompanying consolidated financial statements as of and for the three and nine months ended September 30, 2001. This transaction was accounted for as a purchase. In connection with the acquisition, the GGMI preferred stock owned by the Company was cancelled and approximately $77,500 of the outstanding loans owed by GGMI to the Company were contributed to the capital of GGMI. In addition, the Company and GGMI concurrently terminated the management contracts for the Wholly-Owned Centers as the management activities will be performed directly by the Company. GGMI has continued to manage, lease, and perform various other services for the Unconsolidated Centers and other properties owned by unaffiliated third parties. During 2001, the Company elected that GGMI be treated as a taxable REIT subsidiary (a "TRS") as permitted under the Tax Relief Extension Act of 1999.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership consisting of the fifty-four Wholly-Owned Centers (including those owned by the LLC), GGMI and the unconsolidated investments in GGP/Homart, GGP/Homart II, GGP Ivanhoe, GGP Ivanhoe III, Quail Springs Mall and Town East Mall. All significant inter-company balances and transactions have been eliminated.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position of the Company as of September 30, 2001 and the results of operations for the three and nine months ended September 30, 2001 and 2000 and cash flows for the nine months ended


                                       7 of 32

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

September 30, 2001 and 2000 have been included. The results for the interim periods ended September 30, 2001 and 2000 are not necessarily indicative of the results to be obtained for the full fiscal year.

Certain amounts in the 2000 consolidated financial statements have been reclassified to conform to the 2001 presentation with no impact on the net operating results previously reported.

Earnings Per Share ("EPS")

Basic per share amounts are based on the weighted average of common shares outstanding of 52,458,839 for 2001 and 51,997,286 for 2000. Diluted per share amounts are based on the total number of weighted average common shares and dilutive securities (stock options) outstanding of 52,515,427 for 2001 and 52,027,251 for 2000. However, certain options outstanding were not included in the computation of diluted earnings per share either because the exercise price of the stock options was higher than the average market price of the Common Stock for the applicable periods and therefore the effect would be anti-dilutive or because the conditions which must be satisfied prior to the issuance of any such shares were not achieved during the applicable periods. The effect of the issuance of the PIERS is anti-dilutive with respect to the Company's calculation of diluted earnings per share for the three and nine months ended September 30, 2001 and 2000 and therefore has been excluded. The outstanding Units have also been excluded from the Company's calculation of diluted earnings per share as there would be no net effect on the reported EPS amounts since the minority interests' share of income would also be added back to net income.

The following are the reconciliations of the numerators and denominators of the basic and diluted EPS.


   Earnings per Share


                                                                       Three Months Ended         Nine Months Ended
                                                                         September 30,              September 30,
                                                                       2001         2000        2001         2000
                                                                     --------     --------     --------     --------

      Numerators:
      Income(loss) before extraordinary items
         and cumulative effect of accounting change                  $ 35,609     $ 31,363     $ 48,050     $ 87,554
         Dividends on PIERS                                            (6,117)      (6,117)     (18,351)     (18,351)
                                                                     --------     --------     --------     --------
         Income (loss) available to common stockholders before
           extraordinary items and cumulative effect of
           accounting change - for basic and diluted EPS               29,492       25,246       29,699       69,203
         Extraordinary items                                             (253)           -       (1,264)           -
         Cumulative effect of accounting change                             -            -       (3,334)           -
                                                                     --------     --------     --------     --------
       Net income (loss) available to common
         stockholders - for basic and diluted EPS                    $ 29,239     $ 25,246     $ 25,101     $ 69,203
                                                                     ========     ========     ========     ========
       Denominators:
       Weighted average common shares
         outstanding (in thousands) - for basic EPS                    52,596       52,095       52,459       51,997

       Effect of dilutive securities - options                             66           39           56           30
                                                                     --------     --------     --------     --------
       Weighted average common shares
         outstanding (in thousands) - for diluted EPS                  52,662       52,134       52,515       52,027
                                                                     ========     ========     ========     ========


                                    8 of 32

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

Notes Receivable - Officers

As of September 30, 2001, certain officers of the Company were indebted to the Company in the aggregate amount of $19,890 under promissory notes issued by such officers in connection with their exercise of options to purchase an aggregate of 740,000 shares of the Company's Common Stock, including approximately $10,441 advanced to officers for the purchase of 330,000 shares of Common Stock in 2001. In June 2000, a $1,120 loan was repaid by one of the officers. Also in 2000, the Company forgave approximately $150 of other notes receivable from an officer (previously reflected in prepaid expenses and other assets). The notes, which bear interest at a rate computed as a formula of a market rate, are full recourse to the officers, collateralized by the shares of Common Stock issued upon exercise of such stock options, provide for quarterly payments of interest and are payable to the Company on demand.

Revenue Recognition

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. As of September 30, 2001, approximately $46,300 has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to when billed and collectable as provided by the terms of the leases), all of which is included in prepaid and other assets in the accompanying consolidated financial statements. Overage rents are recognized on an accrual basis once tenant sales revenues exceed contractual tenant lease thresholds. Recoveries from tenants for taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable costs are incurred. The Company provides an allowance for doubtful accounts against the portion of amounts due from tenants which is estimated to be uncollectible. Such allowances are reviewed periodically based upon the recovery experience of the Company. Other income primarily represents financing fees and other ancillary services performed by the Company for the benefit of its Unconsolidated Real Estate Affiliates.

Comprehensive Income

Comprehensive income is a more inclusive financial reporting methodology that encompasses net income and all other changes in equity except those resulting from investments by and distributions to equity holders. One item included in comprehensive income but not net income is unrealized holding gains or losses on marketable securities classified as available-for-sale. Although General Growth and its consolidated affiliates do not have any material available-for-sale securities, one of its unconsolidated affiliates received common stock of Simon Property Group, Inc. as part of a 1998 transaction. Cumulative net holding losses on such securities through December 31, 2000 were $1,537 and were reflected as accumulated equity in other comprehensive loss of unconsolidated affiliate. During June 2001, such unconsolidated affiliate sold a portion of its total holdings of Simon Property Group Stock at a loss and the cumulative other comprehensive losses for the stock sold were reversed. For the nine months ended September 30, 2001 the Company increased its carrying amount for its investment in such unconsolidated affiliate by $1,033 and reflected ($388) and $752, respectively for the three and nine months ended September 30, 2001, as other comprehensive income (loss), net of minority interest of ($145) and $281 respectively, as its equity in such unconsolidated affiliate's unrealized holding gain (loss) on such remaining securities for such periods. For the three and nine months ended September 30, 2000 there were nominal holding losses on such securities which have not been reflected.

Business Segment Information

The primary business of General Growth and its consolidated affiliates is owning and operating shopping centers. General Growth evaluates operating results and allocates resources on a property-by-property basis and does not distinguish nor group its consolidated operations on a geographic basis. Accordingly, General Growth has determined it has a single reportable segment for Statement of Financial Accounting Standards No. 131 purposes. Further, all operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues.


                                       9 of 32

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

NOTE 2  PROPERTY ACQUISITIONS AND DEVELOPMENTS

Acquisitions

During September 1999, St. Cloud Funding, L.L.C., a wholly-owned subsidiary of the Operating Partnership ("St. Cloud Funding"), agreed to advance approximately $31,000 to an unaffiliated developer in the form of a second mortgage loan (bearing interest at 15% per annum) collateralized by such developer's ownership interest in Crossroads Center in St. Cloud (Minneapolis), Minnesota. The loan contained provisions which permitted St. Cloud Mall L.L.C., all of the interests of which are owned by the Company ("St. Cloud Mall"), to acquire the property. Pursuant to such provisions, on April 26, 2000, St. Cloud Mall purchased the property at a price equal to approximately $2,000 plus the then outstanding balances of the first mortgage (approximately $46,600) and St. Cloud Funding's second mortgage.

During April 2001, GGP-Tucson Mall, L.L.C., a wholly-owned subsidiary of the Operating Partnership ("GGP-Tucson"), agreed to advance $20,000 to an unaffiliated developer in the form of a secured promissory note (bearing interest at 8% per annum) collateralized by such developer's ownership interest in Tucson Mall, a 1.3 million square foot enclosed regional mall in Tucson, Arizona. The promissory note was payable interest only and was due on demand. GGP-Tucson had also entered into an option agreement to purchase Tucson Mall from such developer and its co-tenants in title to the property. On August 15, 2001, the promissory note was repaid in conjunction with GGP-Tucson's completion of its acquisition of Tucson Mall pursuant to the option agreement. The aggregate consideration paid by GGP-Tucson for Tucson Mall was approximately $180,000 (subject to prorations and to certain adjustments and payments to be made by GGP-Tucson). The consideration was paid in the form of cash borrowed under the Operating Partnership's revolving line of credit and an approximately $150,000 short-term acquisition loan which matures in December of 2001 but was anticipated to be refinanced in December 2001 as further discussed in Note 4. The loan bears interest at a rate per annum of LIBOR (2.63% at September 30, 2001) plus 95 basis points.

All acquisitions completed through September 30, 2001 were accounted for utilizing the purchase method and accordingly, the results of operations are included in the Company's results of operations from the respective dates of acquisition.

Developments

During 2000, the Company completed construction of Stonebriar Centre, owned by GGP/Homart II, located in Frisco (Dallas), Texas. Construction had commenced in October of 1999 and Stonebriar Centre opened as scheduled on August 4, 2000.

The Company has an ongoing program of renovations and expansions at its properties including significant projects currently under construction at Eden Prairie Mall in Eden Prairie (Minneapolis), Minnesota; The Crossroads in Portage, Michigan; Knollwood Mall in St. Louis Park (Minneapolis), Minnesota; and Southwest Plaza Mall in Littleton (Denver), Colorado. The Company has categorized the cumulative expenditures for such renovations and expansions as developments in progress in the accompanying consolidated financial statements.

During 1999, the Company formed a joint venture to develop a regional mall in Westlake (Dallas), Texas. As of September 30, 2001, the Company has invested approximately $15,900 (including land acquisition costs) in the joint venture. In addition, the Company is currently obligated to fund pre-development costs (estimated to be approximately $1,545, most of which have been incurred). Actual development costs have not been determined at this time. The retail site, part of a planned community which is expected to contain a resort hotel, a golf course, luxury homes and corporate offices, is currently planned to contain up to 1.6 million square feet of tenant space including up to six anchor stores and a multi-screen theater. There can be no assurance that development of this site will proceed beyond the pre-development phase.


                                       10 of 32

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

The Company also is investigating certain other potential development sites, including a site in Toledo, Ohio (investment, including land acquisition costs, of approximately $15,000 included in developments in progress at September 30,
2001). An additional site under investigation is in West Des Moines, Iowa, (investment, including option cost for land, of approximately $2,100 is included in developments in progress at September 30, 2001). There can be no assurance that development of these or any other of the potential development sites will proceed.

NOTE 3  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

GGP/Homart

The Company holds a 50% interest in GGP/Homart with the remaining ownership interest held by New York State Common Retirement Fund ("NYSCRF"), the Company's co-investor in GGP/Homart II (described below). At September 30, 2001, GGP/Homart owned interests in twenty-three regional shopping malls, four of which were owned jointly with venture partners. GGP/Homart has elected real estate investment trust status for income tax purposes. The Company shares in the profits and losses, cash flows and other matters relating to GGP/Homart in accordance with its 50% ownership percentage. NYSCRF has an exchange right under the GGP/Homart Stockholders Agreement which permits it to convert its ownership interest in GGP/Homart to shares of Common Stock of General Growth. If such exchange right is exercised, the Company may, at its election, alternatively satisfy such exchange in cash.

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


                                       11 of 32

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

Town East Mall / QuailSprings Mall

The Company owns a 50% interest in Town East Mall, located in Mesquite, Texas and a 50% interest in Quail Springs Mall in Oklahoma City, Oklahoma. The Company shares in the profits and losses, cash flows and other matters relating to Town East Mall and Quail Springs Mall in accordance with its ownership percentage.

GGMI

On January 1, 2001, the Operating Partnership acquired 100% of the common stock of GGMI, as discussed in Note 1, and the operations, net assets and liabilities of GGMI have been fully consolidated into the Company's consolidated financial statements. During 2000, the Operating Partnership held all of the non-voting preferred stock ownership interest in GGMI representing 95% of the equity interest. Certain key current or former employees of the Company held the remaining 5% equity interest through ownership of 100% of the common stock of GGMI, which was entitled to all voting rights in GGMI. Accordingly, the Company utilized the equity method to account for its ownership interest in GGMI in 2000 and prior years. GGMI could not distribute funds to its common stockholders until its available cash flow exceeded all accumulated preferred dividends owed to the preferred stockholder. As no preferred stock dividends had been paid by GGMI, the Company had been allocated 100% of the earnings (loss) and cash flows generated by GGMI since 1996. The Operating Partnership also had advanced funds to GGMI at interest rates ranging from 8% to 14% per annum which were scheduled to mature by 2016. Such loans were capitalized in 2001 as discussed above and in
Note 4.

Summarized Income Statement Information Of Unconsolidated Real Estate Affiliates

The following is summarized income statement information of Unconsolidated Real Estate Affiliates of the Company for the three and nine months ended September 30, 2001 and 2000.



                        GENERAL GROWTH PROPERTIES, INC.
                     UNCONSOLIDATED REAL ESTATE AFFILIATES
        FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                  (UNAUDITED)
              (Dollars in thousands, except for per share amounts)



                                                   Three Months Ended          Nine Months Ended
                                                       September                   September
                                                   2001         2000           2001          2000
                                                 --------     --------      ---------      ---------
 Total Revenues                                  $161,343     $145,664      $ 476,755      $ 416,030

 Operating expenses                                67,833       58,036        198,293        172,008
 Depreciation and Amortization                     30,947       25,919         91,503         77,053
                                                 --------     --------      ---------      ---------
   Operating Income                                62,563       61,709        186,959        166,969

 Interest expense, net                            (33,272)     (36,707)      (108,468)      (104,785)
 Equity in net income of
  unconsolidated real estate affiliates               901        1,424          2,457          4,125
 Extraordinary Item                                   490            -         (1,590)             -
 Gain (loss) on property sales                       (334)           1           (664)           184
 Income allocated to minority interest                  -          (83)             -           (234)
                                                 --------     --------      ---------      ---------
   Net Income                                    $ 30,348     $ 26,344      $  78,694      $  66,259
                                                 ========     ========      =========      =========




                                       12 of 32

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

NOTE 4   MORTGAGE NOTES AND OTHER DEBT PAYABLE

Mortgage notes and other debt payable at September 30, 2001 and December 31, 2000 consisted of the following:

                                        September 30, 2001           December 31, 2000
Fixed-Rate debt:
  Mortgage notes payable                     $2,122,417                  $1,832,783
Variable-Rate debt:
  Mortgage notes payable                      1,069,599                   1,146,343
  Credit Facilities and bank loan               392,500                     265,000
                                             ----------                  ----------
  Total Variable-Rate debt                    1,462,099                   1,411,343
                                             ----------                  ----------
  Total                                      $3,584,516                  $3,244,126
                                             ==========                  ==========

Fixed Rate Debt
Mortgage Notes Payable

Mortgage notes and other debt payable consist primarily of fixed rate non-recourse notes collateralized by individual properties or groups of properties. In addition, at September 30, 2001 the Company has approximately $87,500 in notes payable related to the Broadband System equipment and Network activities (see Note 7). Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty of a yield-maintenance premium or a percentage of the loan balance.

During August 2001, the Company refinanced Bayshore Mall with a long-term fixed rate mortgage loan. The new $34,300 non-recourse mortgage loan provides for monthly payments of principal and interest at a rate of 7.13% per annum and matures in December 2011.

In March 2001, the Company obtained a $115,000 non-recourse mortgage loan collateralized by Capital Mall, Greenwood Mall, and Gateway Mall. The new mortgage loan requires monthly payments of principal and interest at a rate of 7.28% per annum and matures in April 2011.

In December 2000, the Company obtained an additional $20,000 non-recourse mortgage loan collateralized by the Valley Hills Mall. The new mortgage loan is payable interest only until maturity at a rate of 7.91% per annum and matures in February 2004.

Variable Rate Debt
Mortgage Notes Payable

Variable mortgage notes payable consist primarily of approximately $106,250 of non-recourse financing collateralized by a portfolio of four wholly-owned properties (approximately $56,500 of which was refinanced in October 2001 with the bridge loan described below), $150,000 of new floating rate financing related to the acquisition of the Tucson Mall and approximately $722,203 of collateralized mortgage-backed securities, all as described below. The remaining loans are generally short term in nature and bear interest at a rate per annum equal to LIBOR plus 90 to 185 basis points. Interest rates on LIBOR-based variable rate notes do not adjust daily but rather are adjusted in response to changes in LIBOR rates when LIBOR contracts are renewed, which typically occur at thirty-day intervals. The Company currently expects to retire or refinance such obligations when market conditions are favorable or at maturity.


                                       13 of 32

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

Commercial Mortgage-Backed Securities

In August 1999, the Company issued $500,000 of non-recourse commercial mortgage-backed securities, collateralized by the Ala Moana Center. The securities (the "Ala Moana CMBS") are comprised of notes which bear interest at rates per annum ranging from LIBOR plus 50 basis points to LIBOR plus 275 basis points (weighted average equal to LIBOR plus 95 basis points), calculated and payable monthly. In conjunction with the issuance of the Ala Moana CMBS, the Company arranged for an interest rate cap agreement, the effect of which limits the maximum interest rate the Company will be required to pay on the securities to 9% per annum. Payments received pursuant to the interest rate cap agreement for the nine months ended September 30, 2001 were approximately $14, which were reflected as a reduction in net interest expense.

In September 1999, the Company issued $700,229 of non-recourse commercial mortgage backed securities cross-collateralized and cross-defaulted by a portfolio of nine regional malls and an office complex adjacent to one of the regional malls. The securities (the "GGP-Ivanhoe CMBS") are comprised of notes which bear interest at rates per annum ranging from LIBOR plus 52 basis points to LIBOR plus 325 basis points (weighted average equal to LIBOR plus approximately 109 basis points), calculated and payable monthly. During June 2001, the Company refinanced Northridge Fashion Center, one of the nine malls which had collateralized the GGP-Ivanhoe CMBS. Northridge Fashion Center was removed from the cross-collateralization and cross-default provisions of the GGP-Ivanhoe CMBS the outstanding principal amount of the GGP-Ivanhoe CMBS was reduced by approximately $132,500 with the proceeds of a new mortgage loan. The $140,000 new non-recourse mortgage loan bore interest at LIBOR plus 140 basis points until July, 2001 when it was converted to a fixed rate mortgage loan bearing interest at 7.24% per annum with a scheduled maturity of July 2011. In conjunction with the issuance of the GGP-Ivanhoe CMBS, the Company arranged for an interest rate cap agreement, the effect of which limits the maximum interest rate the Company will be required to pay on the securities to 9.03% per annum. Payments received pursuant to the interest rate cap agreement for the nine months ended September 30, 2001 were approximately $60, which were reflected as a reduction in net interest expense. The GGP-Ivanhoe CMBS was scheduled to be refinanced in November 2001 as described below.

The Company is in negotiations with a group of investment banks to place approximately $2,550,000 of non-recourse commercial mortgage pass-through certificates (the "GGP MPTC"). The GGP MPTC, which is currently anticipated to close in early December 2001, is expected to be collateralized by up to 27 malls and one office building, including the remaining eight malls collateralized by the GGP Ivanhoe CMBS. The GGP MPTC is expected to be comprised of both variable rate and fixed rate notes which will provide for monthly payments of principal and interest. The certificates are expected to represent beneficial interests in three loan groups made by borrowers in three groups (GGP/Homart-GGP/Homart II, Wholly-Owned and GGP Ivanhoe III). The three loan groups are expected to be comprised of variable rate notes with a 36 month initial maturity (with two no cost 12-month extension options), variable rate notes with a 51 month initial maturity (with two no cost 18-month extension options) and fixed rate notes with a 5 year maturity. The extension options are expected to be subject to the respective borrowers' obtaining extensions of the interest rate protection agreements which will be obtained in conjunction with the variable notes included in the GGP MPTC. It is anticipated that such interest rate protection agreements would be structured to limit the Company's exposure to interest rate fluctuations in a manner similar to the interest rate cap agreements related to the Ala Moana and GGP-Ivanhoe CMBS. There can be no assurance that this transaction will be consummated within the timeframe indicated or upon these or any other terms.

Credit Facilities

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


                                       14 of 32

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

As of July 31, 2000 the Company obtained a new unsecured revolving credit facility (the "Revolver") in a maximum aggregate principal amount of $135,000 (cumulatively increased to $185,000 as of September 30, 2001). At September 30, 2001 the outstanding balance of the Revolver was $100,000. The Revolver has a maturity of July 31, 2003 and bears interest at a floating rate per annum equal to LIBOR plus 100 to 190 basis points, depending on the Company's average leverage ratio. The Revolver is subject to financial performance covenants including debt to value and net worth ratios, certain financial ratios and minimum equity values.

In January 2001, GGMI borrowed $37,500 under a new revolving line of credit obtained by GGMI and an affiliate, which is guaranteed by General Growth and the Operating Partnership. The interest rate per annum with respect to any borrowings varies from LIBOR plus 100 to 190 basis points depending on the Company's average leverage ratio. This revolving line of credit matures in July 2003.

Interim Financing

In January 2000, the Company obtained a new $200,000 unsecured short-term bank loan. The Company's initial draw under this loan was $120,000 in January 2000 and the remaining available amounts were fully drawn at July 31, 2000. Loan proceeds were used to fund ongoing redevelopment projects and repay the remaining balance of $83,000 on an interim loan obtained in September 1999. The bank loan bore interest at a rate per annum of LIBOR plus 150 basis points and was refinanced as of July 31, 2000 with the Revolver and the Term Loan described below.

As of July 31, 2000, the Company obtained an unsecured bank term loan (the "Term Loan") in a maximum principal amount of $100,000. As of September 30, 2001, the maximum principal amount of the Term Loan had been increased to $255,000 and, as of such date, all amounts available under the Term Loan were fully drawn. Term Loan proceeds were used to fund ongoing redevelopment projects and repay a portion of the remaining balance of the bank loan described in the paragraph immediately above. The Term Loan has a maturity of July 31, 2003 and bears interest at a rate per annum of LIBOR plus 100 to 170 basis points depending on the Company's average leverage ratio.

In April 1999, the Company obtained an additional $25,000 bank loan, partially secured by Park Mall in Tucson, Arizona. As of September 30, 2001, the maximum available amounts under the loan had been cumulatively increased to $100,000 of which approximately $72,000 had been borrowed. The loan, which is scheduled to mature November 15, 2002 and is anticipated to be refinanced in December 2001 by the GGP MPTC described above, bears interest at a rate per annum of LIBOR plus 165 basis points.

In March 2001, the Company obtained a $65,000 redevelopment loan collateralized by Eden Prairie Mall. The new loan had an initial draw of approximately $19,400, requires monthly payments of interest at a rate of LIBOR plus 190 basis points and matures in April 2004.

In October 2001, the Company refinanced the mortgage debt collateralized by Century Plaza, Eagle Ridge Mall and the Knollwood Mall. These properties were part of a floating rate cross-collateralized pool of mortgage notes (obtained in October 1999), originally collateralized by a portfolio of 5 regional malls and 1 office property, which was originally scheduled to mature November 1, 2001. The three malls were refinanced with a $90,000 bridge loan which bears interest at a rate per annum of LIBOR plus 210 basis points and matures on February 1, 2002 subject to one three-month extension option. The bridge loan also provides for a conversion to a term loan maturing on May 1, 2004 under certain conditions including principal pay-downs based on various financial measures. The Knollwood Mall portion ($10,000) and the SouthShore Mall portion ($9,000) of the original $130,000 six property loan was repaid in full from the Company's Revolver in August 2001 and the remaining properties, 110 N. Wacker and West Valley Mall, are anticipated to be refinanced in December 2001 from the GGP MPTC.


                                       15 of 32

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

Construction Loan

During April 1999, the Company received $30,000 representing the initial loan draw on a $110,000 construction loan facility. The facility was collateralized by and provided financing for the RiverTown Crossings Mall development (including outparcel development) in Grandville (Grand Rapids), Michigan. The construction loan provided for periodic funding as construction and leasing continued and bore interest at a rate per annum of LIBOR plus 150 basis points. As of July 17, 2000 additional loan draws of approximately $80,000 had been made and no further amounts were available under the construction loan facility. Interest was due monthly. The loan had been scheduled to mature on June 30, 2001 and was refinanced on June 28, 2001 with a non-recourse long-term mortgage loan. The new $130,000 non-recourse mortgage loan bears interest at 7.54% per annum and matures on July 1, 2011.

Letters of Credit

As of September 30, 2001 and December 31, 2000, the Operating Partnership had outstanding letters of credit of approximately $22,600 and $7,700, respectively, primarily in connection with special real estate assessments and insurance requirements.

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

                              COMMON DISTRIBUTIONS
---------------------------------------------------------------------------
                                                General       Operating
                                                Growth       Partnership
Declaration   Amount per  Record    Payment  Stockholders  Limited Partners
   Date         Share      Date      Date       Amount          Amount
   ----         -----      ----      ----       ------          ------
 09/20/01       $0.65    10/15/01  10/31/01     $34,262        $12,722
 06/23/01        0.53    07/06/01  07/31/01      27,801         10,373
 03/21/01        0.53    04/06/01  04/30/01      27,778         10,373
 12/12/00        0.53    01/05/01  01/31/01      27,744         10,385
 09/19/00        0.51    10/05/00  10/31/00      26,596         10,046
 06/14/00        0.51    07/06/00  07/31/00      26,541         10,090
 03/22/00        0.51    04/06/00  04/28/00      26,483         10,101
 12/13/99        0.51    01/06/00  01/31/00      26,481         10,097

                            PREFERRED DISTRIBUTIONS
                 ----------------------------------------------
                  Record            Payment          Amount per
                   Date              Date              Share
                   ----              ----              -----
                 10/05/01          10/15/01           $0.4531
                 07/06/01          07/13/01            0.4531
                 04/06/01          04/16/01            0.4531
                 01/05/01          01/15/01            0.4531
                 10/05/00          10/16/00            0.4531
                 07/06/00          07/14/00            0.4531
                 04/06/00          04/14/00            0.4531
                 01/06/00          01/14/00            0.4531

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


                                       16 of 32

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

NOTE 7  NETWORK DISCONTINUANCE COSTS AND OTHER INTERNET INITIATIVES

Since early 2000, the Company had been implementing a broadband wiring and routing system that would provide tenants at the Company's properties with the supporting equipment (the "Broadband System") to allow such tenants and mall locations to arrange high-speed cable access to the Internet. As of July 2001, the Broadband System had been installed and was substantially complete and operational.

Since early 2000, the Company had also been engaged in Network Services development activities, an effort to create for retailers a suite of broadband applications to support retail tenant operations, on-line sales, and private wide area network services to be delivered by the Broadband System. As of December 31, 2000, the Company had invested approximately $66,000 in the Broadband System and approximately $18,000 in Network Services development activities, all of which was reflected in buildings and equipment in the accompanying consolidated financial statements. The Company discontinued its Network Services development activities on June 29, 2001, as retailer demand for such services had not developed as anticipated. The discontinuance of the Network Services development activities resulted in a non-recurring, pre-tax charge to second quarter 2001 earnings of $65,000. The $65,000 charge was comprised of an approximate $11,800 reduction in the carrying value of equipment that was intended to allow tenants access to the Network Services applications and approximately $53,200 in the write-off of capitalized Network development costs as follows: approximately $17,400 in obligations to various vendors including amounts related to the termination of contracts which provide no future benefit to the Company, approximately $10,600 in private wide area network equipment that is deemed worthless, approximately $25,200 in capitalized network development costs including third-party consultants, internal payroll, supplies and equipment for the design, configuration and installation costs of private wide area network equipment; various costs related to the development of Mallibu.com, a consumer Internet portal; and related consumer-direct e-commerce initiatives. In addition, the Company recognized $1,000 of net incremental discontinuance costs in the third quarter of 2001. This third quarter amount was comprised of approximately $1,366 of incremental discontinuance costs (primarily payroll and severance costs) and approximately $366 of reduction in the Network discontinuance reserve. Such reduction in the Network discontinuance reserve was primarily due to the settlement of obligations to Network Services vendors and consultants at amounts lower than originally contracted for.

The following table summarizes the amounts capitalized by the Company and the related charge:

                                                Total
                                                -----
     Balance at December 31, 2000              $84,451

     Additions (Cash)                           46,030
     Additions (Non-cash)*                       6,169

     Write off of Network Services Activities  (66,000)
                                               -------
     Ending Balance at September 30, 2001**    $70,650
                                               =======
     -------------
     *Reflected in the accompanying consolidated financial statements as approximately $5,856 in Network discontinuance reserve and approximately $313 in Accounts payable.
    **Before accumulated depreciation of approximately $3,500.


                                       17 of 32

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

The Company's investment in the Broadband System, which is comprised primarily of mall equipment and mall wiring, is being retained by the Company. The Company has made a cumulative investment of approximately $70,650 in the Broadband System as of September 30, 2001, which has been reflected in buildings and equipment and investment in Unconsolidated Real Estate Affiliates in the accompanying consolidated financial statements as detailed below. Although no direct revenue is currently being generated from the Broadband System, the Company anticipates that revenues will be recognized in future periods either from the sale of such access or increased rents for the Company's retail spaces.

The following represents the Company's net carrying values for the Broadband
System:


                                              September 30, 2001
                             -----------------------------------------------
                                              Investments in
                              Building        Unconsolidated         Totals
                            and equipment   Real Estate Affiliates
Mall Wiring and Equipment      $37,110            $29,736            $66,845
Tenant Equipment                 1,986              1,819              3,805
                               -------            -------            -------
                               $39,096            $31,555            $70,650
                               =======            =======            =======





NOTE 8  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On June 1, 1999 the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). FASB Statement No. 138 "Accounting for Derivative Instruments and Hedging Activities-An Amendment of FASB Statement No 133" was issued in June 2000. Statement 133, as amended, is effective for fiscal years beginning after June 15, 2000 as provided by FASB Statement No. 137 issued in July 1999. The Company's only hedging activities are the cash flow hedges represented by its interest rate cap agreements relating to its commercial mortgage-backed securities and certain other property specific first mortgage financing (the "Cap Agreements"). The Cap Agreements place a limit on the effective rate of interest the Company will bear on such floating rate obligations. The Company has concluded that the Cap Agreements are highly effective in achieving its objective of eliminating its exposure to variability in cash flows relating to these floating rate obligations when LIBOR rates exceed the strike rates of the cap agreements. However, Statement 133 also requires that the Company fair value the Cap Agreements as of the end of each reporting period. Interest rates have generally declined since the caps were obtained. The Company adopted Statement 133 on January 1, 2001. In accordance with the transition provisions of Statement 133, the Company recorded at January 1, 2001 a loss to earnings of $3,334 as a cumulative-effect transition adjustment to recognize at fair value the time-value portion of all the interest rate cap agreements that were previously designated as part of a hedging relationship. Included in the $3,334 loss is $704 relating to interest rate cap agreements held by Unconsolidated Real Estate Affiliates. The Company also recorded $112 to other comprehensive income at January 1, 2001 to reflect the then fair value of the intrinsic portion of the interest rate cap agreements. Subsequent changes in the fair value of these agreements are reflected in current earnings and accumulated other comprehensive income. As the remaining time-value portion of the fair value of the Cap Agreements at January 1, 2001 is not significant, any further decreases in the fair value of the Cap Agreements which would be required to be reflected in current earnings are not expected to be material.

In July 2001, the FASB issued Statement No. 141, "Business Combinations", ("SFAS 141") and Statement No. 142 "Goodwill and Other Intangible Assets", ("SFAS 142"). SFAS 141 requires the purchase method to be used for business combinations initiated after June 30, 2001. As the Company has never engaged in a pooling


                                       18 of 32

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

acquisition transaction and its customary acquisitions are of individual assets or malls rather than operating businesses, the Company does not anticipate that SFAS 141 will have a significant impact on its current or future operations or financial results. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead reviewed for impairment, when the statement is required to be adopted on January 1, 2002. The Company does not believe the impact of the adoption of SFAS 142 will be significant.

In August 2001, the FASB issued Statement No. 143 "Accounting for Asset Retirement Obligations", ("SFAS 143"). SFAS 143 addresses the financial accounting and reporting for asset retirement costs and related obligations and is effective for fiscal years beginning after June 15, 2002. The Company does not believe the impact of the adoption of SFAS 143 will be significant.

In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets (including discontinued operations) that are to be disposed of by sale, as well as addresses certain discontinued operations issues. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. As the Company does not generally hold its properties for sale and has historically not had significant operations that have been accounted for as "discontinued operations", the Company does not anticipate that SFAS 144 will have a significant impact on its current or future operations or financial results.


                                       19 of 32

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

Certain Information about the Company Portfolio

As of September 30, 2001, the Company owns 100% of the fifty-four Wholly-Owned Centers, 100% of the stock of GGMI, 50% of the stock of GGP/Homart, 50% of the membership interest in GGP/Homart II, 51% of the stock of GGP Ivanhoe, 51% of the stock of GGP Ivanhoe III and 50% of Quail Springs Mall and Town East Mall. GGP/Homart owns interests in twenty-three shopping centers, GGP/Homart II owns interests in eight shopping centers, GGP Ivanhoe owns interests in two shopping centers, and GGP Ivanhoe III owns interests in eight shopping centers.

On September 30, 2001, the Mall Store and Freestanding Store portions of the centers in the Company Portfolio that were not undergoing redevelopment were approximately 88.3% occupied as of such date, compared to 89.0% at the end of last quarter and representing a decrease in occupancy percentage of 1.8% as compared to December 31, 2000. The minor occupancy declines are due to the general economic slowdown as described below in the Company's discussion of Liquidity and Capital Resources.


                                       20 of 32

                        GENERAL GROWTH PROPERTIES, INC.

Total annualized sales averaged $360 per square foot for the Company Portfolio in the nine months ended September 30, 2001. In the nine months ended September 30, 2001, total Mall Store sales for the Company Portfolio increased by 3.3% over the same period in 2000. Comparable Mall Store sales are sales of those tenants that were open the previous 12 months. Therefore, Comparable Mall Store sales in the nine months ended September 30, 2001 are of those tenants that were operating in the nine months ended September 30, 2000. Comparable Mall Store sales in the nine months ended September 30, 2001 were flat compared to the same period in 2000.

The Company Portfolio average Mall Store rent per square foot from leases that expire in the remainder of 2001 is $30.22. The Company Portfolio will benefit from increasing rents inasmuch as the average Mall Store rent per square foot on new and renewal leases executed during the nine months ended September 30, 2001 was $33.16, or $2.94 per square foot above the average for expiring leases. The following schedule shows only the scheduled lease expirations over the next five years.

                                PORTFOLIO CENTERS
                       FIVE YEAR LEASE EXPIRATION SCHEDULE

                                All Expirations                Expirations at Share(*)
                       --------------------------------    -------------------------------
                                    Square                              Square
                       Base Rent    Footage    Rent/PSF    Base Rent    Footage   Rent/PSF
                       ---------    -------    --------    ---------    -------   --------

Wholly Owned

    2001             $  7,837,819    276,147   $  28.38  $  7,837,819    276,147  $  28.38
    2002             $ 23,282,092    875,995   $  26.58  $ 23,282,092    875,995  $  26.58
    2003             $ 27,059,796  1,005,678   $  26.91  $ 27,059,796  1,005,678  $  26.91
    2004             $ 22,893,386    842,969   $  27.16  $ 22,893,386    842,969  $  27.16
    2005             $ 34,816,460  1,156,561   $  30.10  $ 34,816,460  1,156,561  $  30.10
                     ------------  ---------   --------  ------------  ---------  --------
Wholly Owned Total   $115,889,553  4,157,350   $  27.88  $115,889,553  4,157,350  $  27.88

Unconsolidated
    2001             $ 15,705,514    502,857   $  31.23  $  7,255,401    232,777  $  31.17
    2002             $ 27,558,135    855,225   $  32.22  $ 13,265,845    412,086  $  32.19
    2003             $ 30,019,254    927,940   $  32.35  $ 13,152,018    408,284  $  32.21
    2004             $ 34,744,804  1,037,086   $  33.50  $ 16,398,508    490,950  $  33.40
    2005             $ 26,394,539    824,918   $  32.00  $ 12,105,897    375,839  $  32.21
                     ------------  ---------   --------  ------------  ---------  --------
Unconsolidated Total $134,422,246  4,148,026   $  32.41  $ 62,177,669  1,919,936  $  32.39

Grand Total          $250,311,799  8,305,376   $  30.14  $178,067,222  6,077,286  $  29.30
                     ------------  ---------   --------  ------------  ---------  --------


(*) Expirations at share reflect the Company's direct or indirect ownership interest in a joint venture.

Company revenues are primarily derived from fixed minimum rents, overage rents and recoveries of operating expenses from tenants. Inasmuch as the Company's consolidated financial statements reflect the use of the


                                    21 of 32

                        GENERAL GROWTH PROPERTIES, INC.

equity method to account for its investments in GGP/Homart, GGP/Homart II, GGP Ivanhoe, GGP Ivanhoe III, Quail Springs Mall and Town East Mall, the discussion of results of operations of the Company below relates primarily to the revenues and expenses of the Wholly-Owned Centers and GGMI.

Results Of Operations of the Company
Three Months Ended September 30, 2001 and 2000

On January 1, 2001, the Company acquired all of the outstanding common stock of GGMI and consolidated the results of GGMI's operations as described in Note 3. GGMI's operations did not change significantly in 2001 as a result of the acquisition but fees received from the Wholly-Owned Centers have been eliminated. Comparable fees for the three and nine months of 2000 for joint venture and third-party owned properties were reflected as a component of the Company's equity in the net earnings from GGMI as GGMI was accounted for as an unconsolidated subsidiary during 2000. For purposes of the following discussion of the results of operations, the net effect of the GGMI acquisition will reflect the effect of the consolidation of GGMI's operations due to the acquisition in 2001. During August 2001 the Company purchased a 100% interest in Tucson Mall. This acquisition resulted in minor increases in substantially all categories of consolidated revenues and expenses in the three months ended September 30, 2001 as compared to the three months ended September 30, 2000.

Total revenues for the three months ended September 30, 2001 were $196.3 million, which represents an increase of $23.0 million or approximately 13.3% from $173.3 million in the three months ended September 30, 2000. The majority of the increase was from the net effect of the GGMI acquisition. Minimum rent for the three months ended September 30, 2001 increased by $6.7 million or 6.2% from $108.0 million in the comparable period in 2000 to $114.7 million. The majority of such increase in minimum rents was due to higher base rental rates on new and renewal leases signed since the second quarter of 2000 as compared to leases that have expired. In addition, a portion of the increase in minimum rents, and a resulting decrease in overage rents, is attributable to the conversion of overage rent to minimum rent upon releasing of tenant space. Expansion space and specialty leasing increases at the comparable centers (properties owned for the entire time during the three months ended September 30, 2000 and 2001) accounted for a portion of the remaining increase in minimum rents. General declines in economic conditions as discussed below also contributed to the decline in overage rents for 2001 compared to 2000. Fee and Other income increased by $18.8 million or 508.1% from $3.7 million for the three months ended September 30, 2000 to $22.5 million for the three months ended September 30, 2001. The increase was primarily generated by the acquisition of GGMI as described above and in Note 3.

Total operating expenses, including depreciation and amortization, increased by approximately $18.9 million or 21.3%, from $88.7 million in the three months ended September 30, 2000 to $107.6 million in the three months ended September 30, 2001. For the three months ended September 30, 2001, property operating expenses increased by $12.0 million or 29.3% from $41.0 million in 2000 to $53.0 million in the third quarter of 2001, substantially all of which was attributable to the net effect of the acquisition of GGMI. The remainder was primarily due to increases in repairs and maintenance and other operating costs at the comparable centers and 1.0 million of net Network discontinuance costs as further described in Note 7. Depreciation and amortization increased by $6.0 million or 18.4% over the same period in 2000. The majority of the increase in depreciation and amortization was generated by the net effect of the acquisition of GGMI.

Net interest expense for the three months ended September 30, 2001 was $50.7 million, a decrease of $2.2 million or 4.2% from $52.9 million in the three months ended September 30, 2000. This decrease was primarily due to lower interest rates which was partially offset by the increased interest expense due to the net effect of


                                       22 of 32

                        GENERAL GROWTH PROPERTIES, INC.

the consolidation of the operations of GGMI in 2001 due to the January 1, 2001 acquisition described above and the August 2001 acquisition of Tucson Mall.

Equity in net income of unconsolidated affiliates in the three months ended September 30, 2001 decreased by approximately $.7 million to earnings of $12.4 million in 2001, from $13.1 million in the three months ended September 30, 2000. The Company's equity in the earnings of GGP/Homart II resulted in an increase in earnings of approximately $.6 million for the three months ended September 30, 2001 primarily due to increases in the operations of comparable centers, the purchase of Willowbrook Mall in March, 2001 and the opening of Stonebriar Centre in August 2000. The Company's equity in the earnings of GGMI was a gain of approximately $.9 million in 2000, where as in 2001 the operations of GGMI have been included in the consolidated results of operations due to the GGMI acquisition.

The extraordinary items in the three months ended September 30, 2001 represent costs and unamortized deferred financing fees related to refinancing of certain mortgage loans by the Unconsolidated Real Estate Affiliates in 2001.

Results Of Operations of the Company
Nine Months Ended September 30, 2001 and 2000

Total revenues for the nine months ended September 30, 2001 were $577.8 million, which represents an increase of $77.0 million or approximately 15.4% from $500.8 million in the nine months ended September 30, 2000. Substantially all of the increase is from the effect of the GGMI acquisition. Minimum rent for the nine months ended September 30, 2001 increased by $20.4 million or 6.5% from $315.2 million in the comparable period in 2000 to $335.6 million in 2001. The majority of such increase in minimum rents was due to higher base rental rates on new and renewal leases. Expansion space, specialty leasing and occupancy increases at the comparable centers (properties owned for the entire time during the nine months ended September 30, 2000 and 2001) accounted for the remaining increase in minimum rents. Tenant recoveries increased by $6.9 million or 4.4% from $158.4 million for the nine months ended September 30, 2000 to $165.3 million for the nine months ended September 30, 2001. Substantially all of the increase was due to the recovery of substantially all of the increases in property operating expenses as described below that were not attributable to the GGMI acquisition. For the nine months ended September 30, 2001, overage rents decreased to $11.4 million in 2001 from $14.7 million in 2000. The majority of the decline in overage rents in 2001 is due to the conversion of overage rent to minimum rent upon releasing of tenant space and due to general economic conditions as discussed below.

Total operating expenses, including depreciation and amortization, increased by approximately $132.4 million or 50.9% from $260.0 million in the nine months ended September 30, 2000 to $392.4 million in the nine months ended September 30, 2001. The majority of the increase in operating expenses for the nine months ended September 30, 2001 is the $66.0 million of Network discontinuance costs as further described in Note 7. For the nine months ended September 30, 2001, property operating expenses increased by $47.4 million or 40.1% from $118.3 million in 2000 to $165.7 million in the nine months ended September 30, 2001, substantially all of which is attributable to the net effect of the acquisition of GGMI. Depreciation and amortization increased by $18.7 million or 19.9% over the same period in 2000. Approximately $11.3 million of the increase in depreciation and amortization was generated at comparable centers. The remaining $7.4 million was due to the net effect of the acquisition of GGMI. Management fees to affiliates were zero in 2001, a reduction of approximately $3.2 million from the same period in 2000 due to the elimination of fees charged by GGMI to the Wholly-Owned Centers.

Net interest expense for the nine months ended September 30, 2001 was $151.3 million, a decrease of $0.8 million or 0.5% from $152.1 million in the nine months ended September 30, 2000. Declines in effective interest rates partially offset by increases in consolidated debt amounts incurred in connection with the


                                       23 of 32

                        GENERAL GROWTH PROPERTIES, INC.

acquisition of GGMI and the two operating malls, Crossroads Center in April 2000 and Tucson Mall in August 2001, was responsible for substantially all of such decrease.

Equity in net income of unconsolidated affiliates in the nine months ended September 30, 2001 increased by approximately $4.5 million to earnings of $35.1 million in 2001, from $30.6 million in the nine months ended September 30, 2000. The Company's equity in the earnings of GGP/Homart II increased approximately $3.2 million, primarily due to the opening of Stonebriar Center in November, 2000. This overall increase is also due to an increase in earnings of GGP/Homart of approximately $1.2 million due primarily to the Willowbrook acquisition in March 2001, a decrease in interest rates and an increase in the ownership interest of GGP/Homart in Buckland Hills and Lakeland. In addition, the Company's equity in the earnings of GGP/Ivanhoe III increased by approximately $1.4 million due to increased average occupancy and a decrease in interest rates in 2001. These increases were partially offset by the effect of the Company's equity in the earnings of GGMI, which were earnings of approximately $1.0 million in 2000, that has been included in the consolidated results of operations in 2001 due to the GGMI acquisition.

Liquidity and Capital Resources of the Company

As of September 30, 2001, the Company held approximately $32.7 million of unrestricted cash and cash equivalents. The Company uses operating cash flow as the principal source of internal funding for short-term liquidity and capital needs such as tenant construction allowances and minor improvements made to individual properties that are not recoverable through common area maintenance charges to tenants. The Company continues to explore potential long-term investment alternatives such as acquisitions, new development, expansions and major renovation programs at individual centers. These long-term investments may require external sources of long-term liquidity such as construction loans, mini-permanent loans, long-term project financing, joint venture financing with institutional partners, additional Operating Partnership level or Company level equity investments, unsecured Company level debt or secured loans collateralized by individual shopping centers. In this regard, the Company is in negotiations regarding the placement of approximately $2,550 million of non-recourse commercial mortgage pass-through certificates in early December 2001 which, after repayment of refinanced loans, is expected to provide additional funds for short-term and long-term liquidity and capital needs as described below and in
Note 4. In addition, the Company has access to the public equity and debt markets through a currently effective shelf registration statement under which up to $329.2 million in equity or debt securities may be issued from time to time. The Company also has a revolving credit facility and term loans (Note 4) under which approximately $392.5 million had been borrowed as of September 30, 2001 which loans mature on July 31, 2003. The Company currently anticipates it will be able to increase, if necessary, the aggregate principal amounts available to be borrowed under such facilities from an aggregate of $430 million as of the date of this report to $650 million. Finally, GGMI obtained a revolving line of credit in 2001 under which approximately $37.5 million (with an additional $32.5 million available under certain conditions) had been borrowed as of September 30, 2001.

At September 30, 2001, the Company had direct and indirect ("pro rata") mortgage and other debt of approximately $4,986,989. The following table reflects the maturity dates of the Company's pro rata debt and the related interest rates:


                                       24 of 32

                        GENERAL GROWTH PROPERTIES, INC.

                             COMPANY PORTFOLIO DEBT
               MATURITY AND CURRENT AVERAGE INTEREST RATE SUMMARY
             AS OF AND FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001

                             (Dollars in Thousands)

                                            Centers Owned by
                  Wholly-Owned               Unconsolidated                     Company
                    Centers              Real Estate Affiliates(b)          Portfolio Debt
             -----------------------     -------------------------      -----------------------
                                                                                       Average
              Maturing      Interest       Maturing      Interest        Maturing      Interest
Year          Amount(a)     Rate(c)        Amount(a)     Rate(c)        Amount(a)      Rate(c)
----         ----------     --------      ----------     --------       ----------     --------
2001         $  289,593       5.83%       $  117,500      5.56%         $  407,093       5.75%
2002            143,585       6.91%          184,244      6.81%            327,829       6.85%
2003            392,500       6.05%          381,659      6.05%            774,159       6.05%
2004            966,501       5.89%          199,974      5.82%          1,166,475       5.88%
2005             27,795       7.89%                -      0.00%             27,795       7.89%
Subsequent   $1,764,542       7.04%          519,096      7.19%          2,283,638       7.08%
             ----------                   ----------                    ----------

Total        $3,584,516       6.52%       $1,402,473      6.50%         $4,986,989       6.51%
             ==========       =====       ==========      =====         ==========       =====

Floating     $1,462,099       5.74%       $  571,390      5.60%         $2,033,489       5.70%
Fixed Rate    2,122,417       7.05%          831,083      7.12%          2,953,500       7.07%

     (a)  As of September 30, 2001 excluding scheduled principal amortization.

     (b) Unconsolidated Real Estate Affiliates debt reflects the Company's share of non-recourse debt (based on its respective equity ownership interests in the Unconsolidated Real Estate Affiliates) collateralized by the properties owned by the Unconsolidated Real Estate
          Affiliates.

     (c) For floating rate loans, the interest rate reflected is the actual annualized weighted average rate for the floating rate debt outstanding during the nine months ended September 30, 2001.

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

During March 2001, an affiliate of GGP/Homart II closed on a new $125 million non-recourse mortgage loan collateralized by Stonebriar Centre. The new loan (the principal balance of which was increased to $135 million in August 2001) bears interest at LIBOR plus 75 basis points per annum and matures October 2003


                                       25 of 32

                        GENERAL GROWTH PROPERTIES, INC.

(assuming all no cost extension options available are exercised). Approximately $80 million of the proceeds was advanced to GGP/Homart at March 31, 2001 to repay other GGP/Homart mortgage debt and the majority of the remainder was utilized to fund the cash portion of the March, 2001 purchase of the Willowbrook Mall in Houston, Texas as discussed in Note 3. The balance of the $145 million purchase price of Willowbrook Mall was financed by a $102 million non-recourse mortgage loan which bears interest at 6.93 % per annum and matures in April 2011.

In March 2001, the Company obtained a $65 million redevelopment loan collateralized by Eden Prairie Mall. The new loan had an initial draw of approximately $19.4 million, requires monthly payments of interest at a rate of LIBOR plus 190 basis points and matures in April 2004.

In March 2001, the Company obtained a $115 million non-recourse mortgage loan collateralized by Capital Mall, Greenwood Mall, and Gateway Mall. The new mortgage loan bears interest at a rate of 7.28% per annum, requires monthly payments of principal and interest and matures in April 2011.

In April 2001, an affiliate of GGP/Homart closed on a new $90 million non-recourse mortgage loan collateralized by Vista Ridge Mall. The new mortgage loan refinanced the approximately $69.5 million allocated to the Vista Ridge Mall portion of GGP/Homart pooled financing. The new mortgage loan bears interest at a rate of 6.87% per annum, requires monthly payments of principal and interest and matures in April 2011.

During June 2001, the Company refinanced the $110 million construction loan collateralized by the Rivertown Crossings Mall which was scheduled to mature on June 30, 2001. The new $130 million non-recourse mortgage loan bears interest at 7.54% per annum and matures in July of 2011.

During June 2001, the Company refinanced Northridge Fashion Center, one of the nine malls which had collateralized the GGP-Ivanhoe CMBS. The outstanding principal amount of the GGP-Ivanhoe CMBS was reduced by approximately $132.5 million with the proceeds of a new long-term mortgage loan. The new $140 million non-recourse mortgage loan provides for monthly payments of principal and interest at a rate per annum of 5.83% and matures July 1, 2011.

In July 2001, an affiliate of GGP/Homart obtained a new $100 million redevelopment loan collateralized by Brass Mill Center and Commons. The new loan bore interest at LIBOR plus 162.5 basis points and was scheduled to mature in July 2003. This loan is anticipated to be refinanced in December 2001 with the GGP MPTC financing described below.

In August 2001, the Company acquired the Tucson Mall which was financed primarily by a new $150 million collateralized short-term acquisition loan. The new loan bore interest at LIBOR plus 95 basis points and was scheduled to mature in December 2001. The loan is anticipated to be refinanced in December 2001 with the GGP MPTC financing described below.

In August 2001, an affiliate of GGP/Homart II refinanced Northbrook Court. The new fixed-rate $98 million non-recourse loan repaid the $74 million allocated to the Northbrook Court portion of the GGP/Homart II pooled financing. The new loan provides for monthly payments of principal and interest at a rate of 7.15% per annum and is scheduled to mature in September 2011.

During August 2001, the Company refinanced Bayshore Mall with a long-term fixed rate mortgage loan. The $34.3 million new non-recourse mortgage loan bears interest at 7.13% per annum and matures in December 2011.


                                       26 of 32

                        GENERAL GROWTH PROPERTIES, INC.

In September 2001, an affiliate of GGP/Homart refinanced the mortgage loan collateralized by Arrowhead Towne Center with two promissory notes, one in the amount of $75 million and the other in the amount of $10 million. The non-recourse notes are identical, other than the amounts, and bear interest at 6.9% per annum and mature in October 2011.

In October 2001, the Company refinanced the debt collateralized by the Century Plaza, Eagle Ridge and Knollwood Malls (with a previous outstanding aggregate balance of approximately $66.5 million). The new $90 million bridge loan bears interest at a rate per annum equal to LIBOR plus 210 basis points and matures on February 1, 2002. The bridge loan has one three-month extension option and also provides for conversion to a term loan maturing on May 1, 2004 under certain conditions (see Note 4).

In November 2001, an affiliate of GGP/Homart repaid the $35 million mortgage loan collateralized by the Moreno Valley Mall. This repayment was financed by current working capital and is anticipated to be replaced by proceeds of the new GGP MPTC financing described below.

The Company is in negotiations with a group of investment banks to place approximately $2,550 million of non-recourse commercial mortgage pass-through certificates through the GGP MPTC financing which is anticipated to close in early December 2001, as more fully described in Note 4. Such new financing (expected to be collateralized by a portfolio of up to 28 properties, including malls that are owned by certain Unconsolidated Real Estate Affiliates) would replace the GGP-Ivanhoe CMBS and certain other individual property mortgages. The financing is expected to provide significant excess proceeds (including amounts allocable to Unconsolidated Real Estate Affiliates) to repay other short-term borrowings, interim financing and provide for additional Company and Unconsolidated Real Estate Affiliate liquidity needs. There can be no assurance that this financing will be completed within the timeframe indicated or upon these or any other terms.

As of September 30, 2001, approximately $290 million of the Company's debt was scheduled to mature during the remainder of 2001. As of the date of this report, all such amounts due in 2001 have been paid or refinanced or are anticipated to be refinanced in December 2001. Although final agreements to refinance any loan amounts due in 2002 and subsequent years have not yet been reached, the Company anticipates that all of its debt will be repaid on a timely basis. Other than as described above or in conjunction with possible future acquisitions, there are no current plans to incur additional debt, increase the amounts available under the Revolver or Term Loans or raise equity capital. If additional capital is required, the Company believes that it can increase the amounts available under the Revolver or Term Loans, obtain an interim bank loan, obtain additional mortgage financing on under-leveraged assets, enter into new joint venture partnership arrangements or raise additional debt or equity capital. However, there can be no assurance that the Company can obtain such financing on satisfactory terms.

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

Net cash provided by operating activities was $156.0 million in the first nine months of 2001, a decrease of $50.7 million from $206.7 million in the same period in 2000, mainly due to lower net income in 2001 (primarily due to the $66 million of Network discontinuance costs as described above and in Note 7) and a decrease in accounts payable at the comparable centers.


                                       27 of 32

                        GENERAL GROWTH PROPERTIES, INC.

Net cash used by investing activities was $345.9 million in the first nine months of 2001 compared to $256.3 million of cash used in the first nine months of 2000. Cash flows from investing activities were impacted by the purchase of the Tucson Mall in August of 2001 and expenditures for the Network and Broadband System in the first nine months of 2001 as compared to the first nine months in 2000 as more further described in Notes 2 and 7. This is partially offset by capital calls for GGP/Homart II during 2000 for the construction of Stonebriar Centre.

Financing activities contributed cash of $195.3 million in the first nine months of 2001, compared to a source of cash of $59.7 million in 2000. A major contributing factor to the variance in the cash provided from financing activity is that financing from mortgages and other debt, net of repayments of principal on mortgage debt, had a positive impact of $340.4 million in the first nine months of 2001 versus a positive impact of $18.8 million in the first nine months of 2000. An additional offset to the total variance in cash contributed by financing activities for 2001 as compared to 2000 are the proceeds from the issuance of the RPU's in May of 2000 as discussed in Note 1. The additional financing in 2000 and 2001 was used to fund the acquisitions, developments and redevelopment of real estate discussed above and in Note 2.

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

During 2000 and the three and nine months ended September 30, 2001 the retail sector was experiencing declining growth. Economists are predicting a weak 2001 holiday season due to the September 11th attacks, lay-offs, eroding consumer confidence and falling stock prices. Such reversals or reductions in the retail market adversely impacts the Company as demand for leasable space is reduced and minimum rents and rents computed as a percentage of tenant sales decline. In addition, a number of local, regional and national retailers, including tenants of the Company, have voluntarily closed certain of their stores or have filed for bankruptcy protection during the last few years. Most of these retailers reorganized their operations and/or sold stores to stronger operators. Although some leases were terminated pursuant to the lease cancellation rights afforded by the bankruptcy laws, the impact on Company earnings was negligible. Over the last three years, the provision for doubtful accounts has averaged only $3.0 million per year, which represents less than 1% of average annual total revenues of $579.2 million. In addition, the Company to date has generally been successful in finding new uses or tenants for retail locations that are vacated either as a result of voluntary store closing or bankruptcy proceedings. Therefore, the Company does not expect these store closings or bankruptcy reorganizations to have a material impact on its consolidated financial results of operations.

To aid in the relief effort for the attacks on September 11th, the Company set up a national program entitled "We Care, America." The program established Red Cross monetary donation and collection sites for the American Red Cross at each of the 145 malls the Company owns or manages. These sites enabled the Company to


                                       28 of 32

                        GENERAL GROWTH PROPERTIES, INC.

help raise more than $1 million for the American Red Cross Liberty Disaster Relief Fund. In addition, large banners and cards were available to everyone to express their condolences to those who were, directly and indirectly, affected by the tragedies in New York City and Washington, D.C.

The Internet and electronic retailing are growing at significant rates. Although the amount of retail sales conducted solely via the Internet is expected to rise in the future, the Company believes that traditional retailing and "e-tailing" will converge such that the regional mall will continue to be a vital part of the overall mix of shopping alternatives for the consumer.

In order to enhance the value and competitiveness of its properties through technology, the Company has implemented a broadband wiring and routing system that provides tenants at its properties with the supporting equipment to allow tenants and mall locations to arrange high-speed cable access to the Internet. The Broadband System has been installed and is currently operational at substantially all of the Company's properties as more fully discussed in Note 7. The Company has made a cumulative investment of approximately $70.7 million in the Broadband System as of September 30, 2001, which has been reflected in buildings and equipment and investments in Unconsolidated Real Estate Affiliates in the accompanying consolidated financial statements. The Broadband System was one component of a larger strategy designed to allow the Company to respond and to take advantage of opportunities due to recent Internet technological advancements. An additional component of the Broadband System strategy was the Company's Network Services business, an effort to create for retailers a suite of broadband applications to support retail tenant operations, on-line sales, and private wide area network services to be delivered by the Broadband System. The Network Services business was discontinued on June 29, 2001 which resulted in a charge of $65 million in the three months ended June 30, 2001 which represented the Company's entire investment in the Network Services business including a reserve for future discontinuance costs. The Company incurred $1 million of net incremental Network discontinuance costs in the three months ended September 30, 2001 related primarily to payroll and severance costs.

Recently Issued Accounting Pronouncements

As more fully described in Note 8, the FASB, EITF and the AICPA have issued certain statements, which are effective for the current or subsequent year. The Company does not expect a significant impact on its annual reported operations due to the application of such new statements.


                                       29 of 32

                        GENERAL GROWTH PROPERTIES, INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not entered into any transactions using derivative commodity instruments. The Company is subject to market risk associated with changes in interest rates. Interest rate exposure is principally limited to the $1,462 million of debt of the Company outstanding at September 30, 2001 that is priced at interest rates that float with the market. However, approximately $722 million of such floating rate consolidated debt is comprised of non-recourse commercial mortgage-backed securities which are subject to interest rate cap agreements, the effect of which is to limit the interest rate the Company would be required to pay on such debt to no more than approximately 9% per annum. Therefore, a 25 basis point movement in the interest rate on the floating rate debt would result in an approximately $3.66 million annualized increase or decrease in consolidated interest expense and cash flows. The remaining debt is fixed rate debt. In addition, the Company is subject to interest rate exposure as a result of the floating rate debt collateralized by the Unconsolidated Real Estate Affiliates. The Company's share (based on the Company's respective equity ownership interests in the Unconsolidated Real Estate Affiliates) of the floating rate debt was approximately $571 million. A similar 25 basis point annualized movement in the interest rate on the floating rate debt of the Unconsolidated Real Estate Affiliates would result in an approximately $1.43 million annualized increase or decrease in the Company's equity in the earnings and cash flows on the Unconsolidated Real Estate Affiliates. The Company has an ongoing program of refinancing its consolidated and unconsolidated floating and fixed rate debt and believes that this program allows it to vary its ratio of fixed to floating rate debt and to stagger its debt maturities to respond to changing market rate conditions. Reference is made to Item 2 above and Note 4 for additional debt information.


                                       30 of 32

                        GENERAL GROWTH PROPERTIES, INC.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits - See Exhibit Index
     (b), (c) Reports on Form 8-K and proforma information

The following reports on Form 8-K have been filed by the Company during the quarter covered by this report:

     1. Current Report on Form 8-K dated July 12, 2001 describing under Item 5 the discontinuance of the Company's Network Services development activities. No financial statements were required to be filed with the report.

     2. Current Report on Form 8-K dated August 30, 2001 describing under Item 5 the acquisition of Tucson Mall. No financial statements were required to be filed with the report.


                                       31 of 32

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

                            GENERAL GROWTH PROPERTIES, INC.
                                     (Registrant)


Date: November 9, 2001  by: /s/  Bernard Freibaum
                            ----------------------------------------------------
                            Bernard Freibaum
                            Executive Vice President and Chief Financial Officer (Principal Accounting Officer)


                                       32 of 32

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

     2(j) Contribution Agreement dated November 10, 1999, by and between NYSCRF and GGP/Homart II (Alderwood Mall). (19)

     2(k) Contribution Agreement dated November 10, 1999, by and between NYSCRF and GGP/Homart II (Montclair Plaza). (19)

     2(l) Contribution Agreement, dated February 1, 2000, by and between General Growth Companies, Inc. and GGP Limited Partnership. (20)

     2(m) Purchase and Sale Agreement dated as of March 15, 2000 by and between Crossroads Shopping Center Trust and St. Cloud Mall L.L.C. (21)

     2(n) Purchase Agreement dated May 25, 2000 among General Growth Properties, Inc., GGP Limited Partnership, GGPLP L.L.C. and Goldman Sachs 2000 Exchange Place Fund, L.P. (23)

     2(o) Purchase and Sale Agreement dated as of August 7, 2001 by and between Oracle-Wetmore Co. and GGP-Tucson Mall, L.L.C. (26)

     2(p) Purchase and Sale Agreement dated as of August 7, 2001 by and between TMall-WN, L.L.C. and GGP-Tucson Mall, L.L.C. (26)

     2(q) Purchase and Sale Agreement dated as of August 7, 2001 by and between JCP Realty, Inc. and GGP-Tucson Mall, L.L.C. (26)

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

     4(e) Form of Indenture.(7)

     4(f) Certificate of Designations, Preferences and Rights of 7.25% Preferred Equity Redeemable Stock, Series A.(14)

     4(g) Amendment to Certificate of Designations, Preferences and Rights of 7.25% Preferred Income Equity Redeemable Stock, Series A of General Growth Properties, Inc. filed on May 17, 1999.(17)

     4(h) Redemption Rights Agreement dated April 2, 1998, among GGP Limited Partnership, General Growth Properties, Inc. and Southwest Properties Venture.(11)

     4(i) Indenture and Servicing Agreement dated as of November 25, 1997, among the Issuers named therein, LaSalle National Bank, as Trustee, and Midland Loan Services, L.P., as Servicer (the "Indenture Agreement"). (12)

     4(j) Form of Note pursuant to the Indenture Agreement. (12)

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

     10(d) Amendment, dated May 8, 2001, to 1993 Stock Incentive Plan, as amended.(27)

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

     10(n) Amendment, dated May 9, 2000, to 1998 Stock Incentive Plan.(27)

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

     10(z) Replacement Note dated October 20, 2000 made by Borrower in favor of Lehman. (24)

     10(aa) Joinder Agreement, dated as of December 28, 2000, between The Chase Manhattan Bank ("Chase"), Borrower, BT and Lehman. (24)

     10(bb) Promissory Note dated December 28, 2000 made by Borrower in favor of Chase. (24)

     10(cc) Second Amendment to Term Loan Agreement, dated as of December 28, 2000, among Borrower and BT, Lehman, Fleet and Chase. (24)

     10(dd) Third Amendment to Term Loan Agreement, dated as of June 11, 2001, executed by Borrower and BT, Lehman, Hypo, Fleet, Chase and Comerica Bank.

     10(ee) Joinder Agreement, dated as of August 1, 2001 between Commerzbank AG, New York and Grand Cayman Branches ("Commerzbank"), Borrower, BT and Lehman. (27)

     10(ff) Promissory Note dated August 1, 2001 made by Borrower in favor of Commerzbank. (27)

     10(gg) Revolving Credit Agreement, dated as of July 31, 2000, among Borrower, Bank of America, N.A. ("BofA") Dresdner Bank, AG ("Dresdner"), and U.S. Bank National Association ("USB"). (24)

     10(hh) Promissory Note dated July 31, 2000 made by Borrower in favor of BofA. (24)

     10(ii) Promissory Note dated July 31, 2000 made by Borrower in favor of Dresdner. (24)

     10(jj) Promissory Note dated July 31, 2000 made by Borrower in favor of USB. (24)

     10(kk) Joinder to Revolving Credit Agreement, dated as of September 1, 2000, among Hypo, Borrower, BofA, Dresdner and USB. (24)

     10(ll) Promissory Note dated September 1, 2000 made by Borrower in favor of Hypo. (24)

     10(mm) First Amendment to Revolving Credit Agreement, dated as of June 7, 2001, executed by Borrower, BofA, Dresdner, USB and Hypo.

     10(nn) Joinder to Revolving Credit Agreement, dated as of August 10, 2001, executed by Commerzbank, as consented to by Borrower, BofA, Dresdner, USB and Hypo.

     10(oo) Promissory Note dated August 16, 2001 made by Borrower in favor of Commerzbank.

     10(pp) Revolving Credit Agreement, dated as of January 30, 2001, among General Growth Management, Inc. and GGPLP L.L.C. (collectively, "Borrower"), BofA, USB, and LaSalle Bank National Association ("LaSalle"). (25)

     10(qq) Promissory Note dated January 30, 2001 made by Borrower in favor of BofA. (25)

     10(rr) Promissory Note dated January 30, 2001 made by Borrower in favor of USB. (25)

     10(ss) Promissory Note dated January 30, 2001 made by Borrower in favor of LaSalle. (25)

     10(tt) First Amendment to Revolving Credit Agreement, dated as of June 7, 2001, executed by Borrower, BofA, USB and LaSalle.

---------------
     (*) A compensatory plan or arrangement required to be filed.

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

     (14) Previously filed as an exhibit to the Company's current report on Form 8-K dated November 7, 1998, incorporated herein by reference.

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

     (26) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated August 30, 2001, incorporated herein by reference.

     (27) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated August 13, 2001, incorporated herein by reference.