Form 10-K405
period 2001-12-31
GENERAL GROWTH PROPERTIES INC
filed 2002-03-15
CIK 895648

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2001

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____ TO _____.

COMMISSION FILE NUMBER 1-11656

                         GENERAL GROWTH PROPERTIES, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

                   Delaware                                 42-1283895
                   --------                                 ----------
       (State or other jurisdiction of                   (I.R.S. Employer
        incorporation or organization)                Identification Number)

        110 N. Wacker Dr., Chicago, IL                         60606
        -------------------------------                        -----
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

       YES    X      NO
            -----

[X]  Indicate by a check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K (S) 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
     Part III of this Form 10-K or any amendment to this Form 10-K.

As of March 14, 2002, the aggregate market value of the 59,269,508 shares of Common Stock held by non-affiliates of the registrant was $2,622,083,034 based upon the closing price on the New York Stock Exchange composite tape on such date. (For this computation, the registrant has excluded the market value of all shares of its Common Stock reported as beneficially owned by executive officers and directors of the registrant; such exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the registrant). As of March 14, 2002, there were 62,017,756 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual stockholders meeting to be held on May 8, 2002 are incorporated by reference into Part III.

          PART I    All references to numbered Notes are to specific footnotes
ITEM 1. BUSINESS    to the Consolidated Financial Statements of the Company (as
                    defined below) included in this Annual Report on Form 10-K and the descriptions included in such Notes are incorporated into the applicable Item response by reference. The following discussion should be read in conjunction with such Consolidated Financial Statements and related Notes.

         General General Growth Properties Inc. ("General Growth") was formed in 1986 by Martin Bucksbaum and Matthew Bucksbaum (the "Original Stockholders"). On April 15, 1993, an initial public offering of the common stock (the "Common Stock") of General Growth and certain related transactions were completed. Concurrently, General Growth (as general partner) and the Original Stockholders (as limited partners) formed GGP Limited Partnership (the "Operating Partnership"). General Growth has elected to be taxed as a real estate investment trust (a "REIT") for federal income tax purposes. As of December 31, 2001, General Growth either directly or through the Operating Partnership and subsidiaries (collectively, the "Company") owned 100% of fifty-four regional mall shopping centers (the "Wholly-Owned Centers"); 50% of the common stock of GGP/Homart, Inc. ("GGP/Homart"), 50% of the membership interests of GGP/Homart II, L.L.C. ("GGP/Homart II"), 51% of the common stock of GGP Ivanhoe, Inc. ("GGP Ivanhoe"), 51% of the common stock of GGP Ivanhoe III, Inc. ("GGP Ivanhoe III"), 50% of each of two regional mall shopping centers, Quail Springs Mall and Town East Mall, and a 50% general partnership interest in Westlake Retail Associates, Ltd ("Circle T") (collectively, the "Unconsolidated Real Estate Affiliates"). The 50% interest in the twenty-three centers owned by GGP/Homart, the 50% interest in the eight centers owned by GGP/Homart II, the 51% ownership interest in the two centers owned by GGP Ivanhoe, the 51% ownership interest in the eight centers owned by GGP Ivanhoe III, and the 50% ownership interest in both Quail Springs Mall and Town East Mall comprise the "Unconsolidated Centers". Circle T is currently developing a regional mall in Dallas, Texas and, as it is not yet operational, has been excluded from the definition of Unconsolidated Centers. Together, the Wholly-Owned Centers and the Unconsolidated Centers comprise the "Company Portfolio" or the "Portfolio Centers". In addition, as of December 31, 2001, the Company owned 100% of the common stock of General Growth Management, Inc. ("GGMI"). On December 31, 2001, General Growth owned an approximate 76% general partnership interest in the Operating Partnership, and various minority holders, including the Original Stockholders and subsequent contributors of properties to the Operating Partnership, owned the remaining 24% limited partnership interest. See Item 7 and the Consolidated Financial Statements and Notes included in Item 8 of this Annual Report on Form 10-K for certain financial and other information required by this Item 1.

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

                                    2 of 40

                    On December 22, 1995, GGP Management, Inc. ("GGP Management") was formed to manage, lease, develop and operate enclosed malls. The Operating Partnership owned 100% of the non-voting preferred stock ownership interest in GGP Management representing 95% of the equity interest. Key employees of the Company held the remaining 5% equity interest in the form of common stock entitled to all of the voting rights in GGP Management. In August of 1996, GGP Management acquired GGMI through arm's length negotiations for approximately $51.5 million which was accounted for as a purchase. GGP Management was then merged into GGMI with GGMI as the surviving entity. On January 1, 2001, the REIT provisions of the Tax Relief Extension Act of 1999 became effective. Among other things, the law permits a REIT to own up to 100% of the stock of a taxable REIT subsidiary (a "TRS"). A TRS, which must pay corporate income tax, can provide services to REIT tenants and others without disqualifying the rents that a REIT receives from its tenants. Accordingly, on January 1, 2001 the Company acquired for nominal consideration 100% of the common stock of GGMI and has subsequently elected to have GGMI treated as a TRS. In connection with the acquisition, the GGMI preferred stock owned by the Company was cancelled. The Company and GGMI concurrently terminated the management contracts for the Wholly-Owned Centers as the management activities would thereafter be performed directly by the Company. GGMI has continued to manage, lease, and perform various other services for the Unconsolidated Centers and other properties owned by unaffiliated third parties.

                    On September 17, 1997, GGP Ivanhoe indirectly acquired The Oaks Mall in Gainesville, Florida and Westroads Mall in Omaha, Nebraska. The purchase price for the two properties was approximately $206 million of which $125 million was financed through property level indebtedness. The Company contributed approximately $43 million for its 51% ownership interest in GGP Ivanhoe. Ivanhoe Cambridge Inc. of Montreal, Canada ("Ivanhoe") owns the remaining 49% ownership interest in GGP Ivanhoe. GGP Ivanhoe has elected to be taxed as a REIT.

                    Effective as of June 30, 1998, GGP Ivanhoe III acquired the U.S. Prime Property, Inc. ("USPPI") real estate portfolio through a merger of a wholly-owned subsidiary of GGP Ivanhoe III into USPPI. The common stock of GGP Ivanhoe III, which has elected to be taxed as a REIT, is owned 51% by the Company and 49% by Ivanhoe. The aggregate consideration paid pursuant to the merger agreement was approximately $625 million. The properties acquired include Landmark Mall in Alexandria, Virginia; Mayfair Mall and adjacent office buildings in Wauwatosa (Milwaukee), Wisconsin; Meadows Mall in Las Vegas, Nevada; Northgate Mall in Chattanooga, Tennessee; Oglethorpe Mall in Savannah, Georgia; and Park City Center in Lancaster, Pennsylvania. During 1999, GGP Ivanhoe III acquired Oak View Mall in Omaha, Nebraska and Eastridge Mall in San Jose, California. The aggregate purchase price for the two properties was approximately $160 million, financed by capital contributions of the partners, a new $83 million long-term mortgage loan and certain short-term financing.

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

                                    3 of 40

                    Stonebriar Centre in Frisco (Dallas), Texas) contributed by the Company as more fully described in Note 4. During 2001, GGP/Homart II acquired the Willowbrook Mall in Houston, Texas for approximately $145 million, approximately $102 million of which consisted of new, non-recourse mortgage financing collateralized by the property.

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

                    The Company makes all key strategic decisions for the Portfolio Centers. However, in connection with the Unconsolidated Centers and Circle T, such strategic decisions are made jointly with the respective stockholders or joint venture partners. The Company is also the asset manager of the Portfolio Centers, executing the strategic decisions and overseeing the day-to-day activities performed directly by the Operating Partnership or, with respect to the Unconsolidated Centers, by GGMI. GGMI performs day-to-day property management functions including leasing, construction management, data processing, maintenance, accounting, marketing, promotion and security pursuant to the management agreements with the Unconsolidated Centers. As of December 31, 2001, GGMI was the property manager for forty-one of the Unconsolidated Centers. The remaining two centers, owned by GGP/Homart through joint ventures, are managed by certain joint venture partners of GGP/Homart. GGMI also performs and receives fees for similar property management functions for forty-four regional malls owned by unaffiliated third parties.

                    The majority of the income from the Portfolio Centers is derived from rents received through long-term leases with retail tenants. The long-term leases require the tenants to pay base rent which is a fixed amount specified in the lease. The base rent is often subject to scheduled increases defined in the lease. Another component of income is overage rent. Overage rent is paid by a tenant generally if their sales exceed an agreed upon minimum amount. Overage rent is calculated by multiplying the sales in excess of the minimum amount by a percentage defined in the lease. Long-term leases generally contain a provision for the lessor to recover certain expenses incurred in the day-to-day operations including common area maintenance and real estate taxes. The recovery is generally related to the tenant's pro-rata share of space in the property.

                    The evolution of the shopping center business necessitates the implementation of new

                                    4 of 40
                    approaches to shopping center management and leasing. Management's strategies to increase shareholder value and cash flow include the integration of mass merchandise retailers with traditional department stores, specialty leasing, entertainment-oriented tenants, proactive property management and leasing, operating cost reductions including those resulting from economies of scale, strategic expansions and acquisitions, e-business initiatives and selective new shopping center developments. Management believes that these approaches should enable the Company to operate and grow successfully in today's value-oriented and technological environment. Following is a summary of recent acquisition, development and expansion and redevelopment activity.

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

    Acquisitions    The Company continues to seek to acquire properties that
                    provide opportunities for enhanced profitability and appreciation in value and corresponding increases in shareholder value. In 2001, the Company acquired a 100% ownership interest in Tucson Mall, a regional mall in Tucson, Arizona for an aggregate investment by the Company of approximately $180 million. In addition, the Company, through GGP/Homart II, acquired in 2001 a 100% ownership interest in Willowbrook Mall in Houston, Texas for approximately $145 million.

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

     Development    The Company intends to pursue development when warranted by the potential financial returns. GGP/Homart II completed and opened on schedule in August 2000 the Stonebriar Centre
                    (described below), an enclosed shopping center in Frisco
                    (Dallas), Texas. In addition, the Company, through Circle T, is preparing to develop (with a joint venture partner) an enclosed regional mall in Westlake (Dallas), Texas
                    (described below) and is investigating certain other development sites (representing a net investment of approximately $19.3 million), including Toledo; Ohio; West
                    Des Moines, Iowa; and South Sacramento, California. However, there can be no assurance that development of these sites will proceed.

                                    5 of 40

                    Construction commenced on the Stonebriar Centre in Frisco, Texas in October 1998. Upon its completion in August 2000, this 1,658,000 square foot regional mall shopping center featured five department store anchors, a 24-screen AMC theater, approximately 350,000 square feet of Mall Stores and 150,000 square feet of big box and large format retailers.

                    During 1999, the Company formed the Circle T joint venture to develop an enclosed mall in Westlake (Dallas), Texas. As of December 31, 2001, the Company had invested approximately $16.2 million in the joint venture. The Company is currently obligated to fund pre-development costs (estimated to be approximately $2.3 million, most of which has been incurred). The retail site, part of a planned community which is expected to contain a resort hotel, a golf course, luxury homes and corporate offices, is currently planned to contain up to 1.3 million square feet of tenant space including up to six anchor stores, an ice rink and a multi-screen theater. A late 2004 opening is currently scheduled.

  Expansions and    During 2001, 15 major projects were underway or completed.
     Renovations    The expansion and renovation of a Portfolio Center often
                    increases customer traffic, trade area penetration and typically improves the competitive position of the property.
                    Four of the larger renovation and expansion projects under construction in 2001 are described below.

                    The redevelopment of the Lansing Mall, a 840,667 square foot center located in Lansing, Michigan, began in 2001. The project includes a food court renovation and a complete mall upgrade, which is expected to be completed in late 2002.

                    Eden Prairie Mall, located in Eden Prairie, Minnesota, a suburb of Minneapolis, was previously a four-anchor center with approximately 325,000 square feet of Mall Stores. Phase I of the renovation commenced in early 1999 consisting of a new Von Maur anchor store and a new 500 car parking structure. Construction of Phase II of the project commenced in late 1999 and will consist of a mall renovation, a food court renovation, and the construction of a multi-screen theatre. Phase I is completed and Phase II is now scheduled to be completed in early 2002.

                    Fallbrook Mall is a 788,437 square foot enclosed mall located in West Hills, (Los Angeles) California. The renovation of the mall commenced in 2000 and will consist of converting the mall to an outdoor, 1,100,000 square foot power center with an additional anchor store and additional big box retailers. Completion of the project is anticipated for fall 2002.

                    Parks at Arlington Mall, a 1,188,309 square foot center located in Arlington, Texas is undergoing an extensive expansion which commenced in 2000. The mall will add a new store to the existing anchors, Dillards, Foley, Mervyn's, JC Penney and Sears. The project also includes a multiplex theatre and an ice rink. Completion is planned for late 2002.

The Portfolio       All of the 97 Portfolio Centers are shopping centers with at
  Centers           least one major department store as an Anchor and a wide
                    variety of smaller Mall Stores. Most of the Portfolio
                    Centers have three or four Anchors and additional
                    Freestanding Stores. Each Portfolio Center provides ample parking for shoppers. The Portfolio Centers:

                                    6 of 40

                        . Range in size between approximately 184,000 and 1,820,000 square feet of total GLA and between approximately 123,000 and 800,000 square feet of Mall and Freestanding GLA. The smallest Portfolio Center has approximately 30 stores, and the largest has over 280 stores;

                        . Have approximately 384 Anchors, operating under approximately 59 trade names; and

                        .    Have approximately 9,700 Mall and Freestanding
                             Stores.


                    The average size of the 97 Portfolio Centers is approximately 920,000 square feet of GLA, including all Anchors, Mall Stores and Freestanding Stores. The average Mall and Freestanding GLA per Portfolio Center is approximately 365,000 square feet.

                    As of December 31, 2001, the Wholly-Owned Centers contained approximately 44.9 million square feet of GLA consisting of Anchors (whether owned or leased), Mall Stores and Freestanding Stores. The Unconsolidated Centers contained approximately 44.3 million square feet of GLA.

                    The Company's share of total revenues from the Portfolio Centers and GGMI increased to $1,156 million in 2001 from $1,112 million in 2000. No single Portfolio Center generated more than 9.6% of the Company's total 2001 pro rata revenues. In 2001, total Mall Store sales from the Portfolio Centers increased by approximately 1.9% in comparison to the total Mall Store sales in 2000.

                    The table below shows the top 25 tenants, by trade name, ranked by percentage of aggregate annualized effective rents as compared to consolidated effective rents on an annualized basis in the Wholly-Owned Centers at December 31, 2001. In addition, similar percentages existed in the Portfolio Centers as of December 31, 2001.

                                                              % of Total
                               Tenant Name                 Annualized Rents
                               ----------                  ---------------

                               Old Navy Clothing Company            1.72%
                               Sears                                1.63%
                               JC Penney                            1.50%
                               Express (1)                          1.19%
                               Victoria's Secret (1)                1.11%
                               Footlocker                           1.10%
                               The Gap                              1.10%
                               American Eagle Outfitters            0.94%
                               Abercrombie & Fitch                  0.92%
                               Zales Jewelers                       0.85%
                               Kay Bee Toys                         0.81%
                               Lane Bryant                          0.76%
                               Banana Republic                      0.76%
                               Sam Goody                            0.74%
                               Payless Shoe Source                  0.72%
                               Louis Vuitton                        0.70%
                               Eddie Bauer                          0.69%
                               The Finish Line                      0.68%
                               Kay Jewelers                         0.68%

                                    7 of 40

                           Lerner New York                       0.65%
                           Gap/Gap Kids                          0.62%
                           Champs Sports                         0.60%
                           The Buckle                            0.60%
                           Macy's                                0.60%
                           Pacific Sunwear of California         0.60%

                (1) Under common ownership by The Limited, Inc.

                                    8 of 40

           Mall and   The Portfolio Centers have a total of approximately
Freestanding Stores   9,700 Mall and Freestanding Stores. The following table
                      reflects the tenant representation by category in the Portfolio Centers as of December 31, 2001.

                                           % of Sq. Ft. in
                                              Portfolio
                        Tenant Categories      Centers                 Types of Tenants/Products Sold
                        -----------------       ------                 -------------------------------
                           Specialty             21%        Photo studios, beauty and nail salons, pharmacy and
                                                            sundries, variety stores, pet stores, newstands, jewelry
                                                            repair, shoe repair, tailor, video games, shops for
                                                            home/bath/kitchen, rugs, fabric stores, beds/waterbeds,
                                                            luggage, perfume, tobacco, toys, arcades, cameras,
                                                            sunglasses, books
                        --------------------------------------------------------------------------------------------
                           Women's Apparel       18%        Women's apparel
                        --------------------------------------------------------------------------------------------
                           Apparel               21%        Unisex apparel, children's apparel, lingerie, and formal
                                                            wear
                        --------------------------------------------------------------------------------------------
                           Shoes                 10%        Shoes
                        --------------------------------------------------------------------------------------------
                           Food                   7%        Restaurant, food court, fast food
                        --------------------------------------------------------------------------------------------
                           Gifts                  6%        Cards, candles, engraving stores, other gift or  novelty
                        -------------------------------------------------------------------------------------------
                           Music/Electronics      6%        Music, electronics, computer and software, video rental
                        --------------------------------------------------------------------------------------------
                           Sporting Goods         3%        Sports apparel, sports and exercise equipment
                        --------------------------------------------------------------------------------------------
                           Jewelry                4%        Fine jewelry and costume jewelry
                        --------------------------------------------------------------------------------------------
                           Men's Apparel          2%        Men's apparel
                        --------------------------------------------------------------------------------------------
                           Specialty Food         2%        Candy, coffee, nuts, chocolate, health food/vitamins
                        --------------------------------------------------------------------------------------------
                          Total                 100%

                      Specialty tenants include Mastercuts, One Hour Photo, California Nails, Kay-Bee Toys, Dollar Tree, Pottery Barn and many others. Typical tenants in the Women's Apparel category include The Limited, Casual Corner, Lane Bryant and Victoria's Secret. The Apparel category typically includes tenants such as The Gap, American Eagle, Old Navy and J.Crew. The Shoes category includes tenants such as Footlocker, Journeys and Payless Shoesource. The Food category includes restaurants such as Ruby Tuesday, Cheesecake Factory and Max and Erma's, fast food restaurants such as Arby's, and food court tenants such as Sbarro. Typical tenants in the Gifts Category include Disney, Things Remembered, Kirlin's Hallmark and Spencer Gifts. The Music/Electronics category includes tenants such as Camelot Music, Radio Shack, and Suncoast Pictures. Sporting Goods include tenants such as Champs, Big 5 Sports and Scheel's Sports. Jewelry tenants typically include Zales Jewelers, Helzberg Diamonds and Kay Jewelers. The Men's Apparel category includes tenants such as The Men's Warehouse and Nicks for Men. Specialty Food tenants include General Nutrition Center, Mr. Bulky, and Barnie's Coffee and Tea Company.

        Competition   The Portfolio Centers compete with numerous shopping
                      alternatives in seeking to attract retailers to lease space as retailers themselves face increasing competition from discount shopping centers, outlet malls, discount shopping clubs, direct mail, internet sales and

                                    9 of 40
                    telemarketing. The nature and extent of competition varies from property to property within the Company Portfolio. Below is a description of the type of competition that three of the Portfolio Centers face from other retail locations within their trade area. These examples are representative of the competitive environment in which the Company operates.

                    Regency Square Mall is a 1,457,000 square foot, enclosed regional shopping center located in Jacksonville, Florida. The mall was constructed in 1967 and a renovation, including a new food court, was recently completed. The mall serves a trade area of over 450,000 people. The mall contains four anchor department stores: Belk, JC Penney, Dillard's and Sears as well as 118 mall shops with national retailers such as The Disney Store, Gap/Gap Kids, American Eagle Outfitters and Old Navy. There is also a 24-screen AMC Theatre with stadium seating. Regency Square's primary regional mall competition consists of centers such as The Avenues, 9 miles to the south, and Orange Park Mall, located 20 miles to the southeast. Regency Square Mall also faces competition from neighborhood strip and power shopping centers throughout the trade area such as Jacksonville Landing located on the St. John's riverfront and St. Augustine Outlet Center located approximately one half hour to the south.

                    Tucson Mall is a two-level, 1,300,000 square foot regional mall located in Tucson, Arizona. The mall contains 162 mall shops, and six Anchor department stores: Dillards, JC Penney, Macy's, Mervyn's, Robinson-May and Sears. The property includes a 14-screen General Cinema Theater and national retailers such as American Eagle Outfitters, Ann Taylor, Banana Republic, Old Navy and Eddie Bauer. Park Place, located eight miles southeast of Tucson Mall but also owned by the Company, recently completed an extensive expansion and renovation that included constructing a new Dillard's department store, adding a new streetscape along Broadway Avenue, and a new food court and 20-screen theatre in the new entertainment wing. Park Place is a single level 1,000,000 square foot center that offers three Anchor department stores, Dillards, Sears and Macy's as well as popular retailers such as Abercrombie, Z Gallerie and Borders Books. The secondary competition for both malls consists of discount retailers and numerous strip shopping centers located within a few miles of the centers.

                    Mayfair Mall is a one million square foot, two-level, regional shopping center located in Wauwatosa (Milwaukee), Wisconsin. Mayfair Mall is anchored by Boston Store and Marshall Fields and has 121 specialty mall shops and an 18-screen General Cinema Theatre. The mall's trade area includes over 900,000 people. Mayfair Mall is the dominant enclosed shopping center in Wisconsin. It is located in a densely populated area and customers prefer the center because of the variety/selection of stores, friendly atmosphere and the quality of the merchandise offerings. Mayfair Mall's primary competition includes Brookfield Square, Southridge Mall and Bayshore Mall. Secondary competition includes Northridge Mall and Grand Avenue Mall.

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

                                    10 of 40

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

       Employees    As of March 14, 2002, the Company had 3,429 full-time
                    employees. Certain employees at three of the Portfolio
                    Centers are subject to collective bargaining agreements. The
                    Company's management believes that its employee relations are satisfactory and there has not been a labor-related work stoppage at any of its Portfolio Centers.

       Insurance    The Company has comprehensive liability, fire, flood,
                    earthquake, extended coverage and rental loss insurance with respect to the Portfolio Centers. The Company's management believes that all of the Portfolio Centers are adequately covered by insurance.

Qualification as    General Growth currently qualifies as a real estate
   a Real Estate    investment trust pursuant to the requirements contained in
Investment Trust    Sections 856-858 of the Internal Revenue Code of 1986, as
  and Taxability    amended (the "Code"). If, as General Growth contemplates,
of Distributions    such qualification continues, General Growth will not be
                    taxed on its real estate investment trust taxable income.
                    During 2001, General Growth distributed (or was deemed to have distributed) 100% of its taxable income to its preferred and common stockholders. Cash distributions in the amount of $2.24 per share of Common Stock were paid in 2001, of which $1.70(76.0%) was ordinary income and $0.54 (24.0%) was a return of capital based on the taxable income of General Growth.

         ITEM 2.    The Company's investment in real estate as of December 31,
      PROPERTIES    2001 consisted of its interests in the Portfolio Centers,
                    developments in progress and certain other real estate. In most cases, the land underlying the Portfolio Centers is also owned by the Company; however, at a few of the centers, all or part of the underlying land is owned by a third party that leases the land pursuant to a ground lease.

                                    11 of 40

         Leasing The Portfolio Centers average Mall Store rent per square foot from leases that expired in 2001 was $27.40. As a result of market rents being higher than the rents under many of the expiring leases, the average Mall Store rent per square foot on new and renewal leases during 2001 was $33.29, or $5.89 per square foot more than the average for expiring leases. The following schedule shows scheduled lease expirations over the next five years.

                                PORTFOLIO CENTERS
                       FIVE YEAR LEASE EXPIRATION SCHEDULE

                               All Expirations                     Expirations @ Share /(*)/
                     -----------------------------------     ------------------------------------
                     Base Rent     Footage      Rent/PSF     Base Rent      Footage      Rent/PSF
                     -----------------------------------     ------------------------------------
Wholly-Owned
    2002          $ 21,867,988  $    799,538   $   27.35  $ 21,867,988        799,538   $   27.35
    2003            26,697,662       996,319       26.80    26,697,662        996,319       26.80
    2004            22,705,672       842,925       26.94    22,705,672        842,925       26.94
    2005            34,570,107     1,157,798       29.86    34,570,107      1,157,798       29.86
    2006            30,646,937       921,113       33.27    30,646,937        921,113       33.27
                  ------------  ------------   ---------  ------------   ------------   ---------
Portfolio Total   $136,488,366     4,717,693   $   28.93  $136,488,366      4,717,693   $   28.93

Unconsolidated
    2002          $ 30,628,103       956,115   $   32.03  $ 14,066,551        437,639   $   32.14
    2003            31,280,521       956,489       32.70    13,613,310        419,366       32.46
    2004            35,812,767     1,061,049       33.75    16,906,188        500,056       33.81
    2005            26,680,860       814,360       32.76    12,473,717        378,628       32.94
    2006            25,964,595       851,684       30.49    12,622,864        412,927       30.57
                  ------------  ------------   ---------  ------------   ------------   ---------
Portfolio Total   $150,366,846     4,639,697   $   32.41  $ 69,682,630      2,148,616   $   32.43


Grand Total       $286,855,212     9,357,390   $   30.66  $206,170,996      6,866,309   $   30.03
                  ============  ============   =========  ============   ============   =========

    (*) Expirations at share reflect the Company's direct or indirect ownership interest in a joint venture.

                                    12 of 40

Company Portfolio   At December 31, 2001, the Company had direct or indirect
             Debt   ("pro rata") mortgage and other debt of approximately
                    $5,008.8 million. The ratio of pro rata variable rate debt to total pro rata debt and preferred stock and preferred
                    Operating Partnership Units was 16.7% at December 31, 2001.
                    The following table reflects the maturity dates of the Company's pro rata debt and the related interest rates, after the effect of the current swap agreements of the Company as described in Notes 5 and 13.

                             COMPANY PORTFOLIO DEBT
            MATURITY AND CURRENT AVERAGE INTEREST RATE SUMMARY /(a)/
                             AS OF DECEMBER 31, 2001
                             (Dollars in Thousands)

                                      Wholly-Owned            Unconsolidated              Company
                                        Centers               Centers /(b)/            Portfolio Debt
                                  --------------------     --------------------     --------------------

                                              Current                  Current                  Current
                                              Average                  Average                  Average
                                   Maturing   Interest      Maturing   Interest      Maturing   Interest
                    Year          Amount (a)  Rate (c)     Amount (a)  Rate (c)     Amount (a)  Rate (c)
                    ----          --------------------     --------------------     --------------------
                    2002          $        -       -%     $  179,743    6.00%       $  179,743   6.00%
                    2003             282,000    5.11%        270,752    5.78%          552,752   5.44%
                    2004             339,184    5.77%         87,708    4.96%          426,892   5.60%
                    2005             250,000    4.89%         82,950    4.89%          332,950   4.89%
                    2006             613,161    5.88%        305,528    5.04%          918,689   5.60%

                    Subsequent    $1,913,862    6.41%        683,892    5.78%       $2,597,754   6.25%
                                  ----------    -----        -------    -----       ----------   -----

                    Totals        $3,398,207    6.03%     $1,610,573    5.57%       $5,008,780   5.88%
                                  ==========    =====     ==========    =====       ==========   =====

                    Variable Rate $  491,764    3.99%       $429,882    3.32%       $  921,646   3.68%
                    Fixed Rate     2,906,443    6.38%      1,180,691    6.40%        4,087,134   6.39%
                                  ----------    -----      ---------    -----       ----------   -----

                    Totals        $3,398,207    6.03%     $1,610,573    5.57%       $5,008,780   5.88%
                                  ==========    =====     ==========    =====       ==========   =====

     (a)  Excludes principal amortization.
     (b) Unconsolidated properties debt reflects the Company's share of debt (based on its respective equity ownership interests in the Unconsolidated Real Estate Affiliates) relating to the properties owned by the Unconsolidated Real Estate Affiliates.
     (c) For variable rate loans, the interest rate reflected is the actual annualized weighted average rate for the variable rate debt outstanding during the twelve months ended December 31, 2001.

                                    13 of 40

    Property Data   The following tables set forth certain information regarding the Wholly-Owned Centers and the Unconsolidated Centers as of December 31, 2001. The first table depicts the Wholly-Owned Centers and the second table depicts the Unconsolidated Centers.

                              Wholly-Owned Centers
                              --------------------

                                                Total GLA/Mall
                                  Year         and Freestanding
Name of Center/             Opened/Remodeled         GLA                                                            Anchor
 Location /(1)/                or Expanded     (Square Feet) /(2)/                   Anchors                     Vacancies
---------------------          -----------     -------------------   --------------------------------------      ---------
Ala Moana Center                  1959/           1,820,301/         JCPenney, Macy's                              None
 Honolulu, Hawaii          1966,1987,1989,1999      808,836          Neiman Marcus, Sears

Apache Mall                       1969/             740,572/         JCPenney, Marshall Field's                    One
 Rochester, Minnesota           1985,1992           244,306          Sears

Baybrook Mall                     1978/           1,083,780/         Dillards, Foley's,                            None
 Houston, Texas              1984,1985,1995         343,442          Mervyn's, Sears

Bayshore Mall                     1987/             613,659/         Gottschalks, Mervyn's, Sears                  One  (4)
 Eureka, California               1989              343,644

Bellis Fair Mall                  1988/             763,372/         JCPenney, Mervyn's,                           None
 Bellingham, Washington           N/A               350,209          Sears, Target, The Bon Marche

Birchwood Mall                    1990/             782,663/         JCPenney, Marshall Field's,                   None
 Port Huron, Michigan           1991,1997           356,529          Sears, Target, Younkers

The Boulevard Mall               1968/            1,184,766/         Dillard's, JCPenney, Macy's, Sears            None
 Las Vegas, Nevada                1992              396,730

Capital Mall                      1978/             530,868/         Dillard's, JCPenney, Sears                    None
 Jefferson City, Missouri       1985,1992           301,183

Century Plaza                     1975/             743,273/         JCPenney, McRae's, Rich's, Sears              None
 Birmingham, Alabama            1990,1994           254,797

Chapel Hills Mall                 1982/           1,174,484/         Dillard's, Foley's, JCPenney, KMart,          None
 Colorado Springs, CO        1986,1997,1998         428,995          Mervyn's, Sears

Coastland Center                  1977/            923,976/          Burdines, Dillard's, JCPenney, Sears          None
 Naples, Florida                1985,1996           333,586

Colony Square Mall                1981/             549,147/         Elder-Beerman, JCPenney, Lazarus,             None
 Zanesville, Ohio               1985,1987           291,143          Sears

Columbia Mall                     1985/             740,423/         Dillard's, JCPenney, Sears, Target            None
 Columbia, Missouri               1986              324,979

Coral Ridge Mall                  1998/           1,055,000/         Dillard's, JCPenney, Scheel's,                None
 Iowa City, Iowa                   N/A              417,962          Sears, Target, Younkers

Crossroads Center                 1966/             784,228/         JCPenney, Marshall Field's,                   None
 St. Cloud, Minnesota             1995              281,899          Sears, Target

The Crossroads                    1980/             763,151/         Hudson's, JCPenney, Mervyn's,                 None
 Portage, Michigan                1992              260,191          Sears

Cumberland Mall                   1973/           1,158,366/         JCPenney, Macy's, Rich's, Sears               None
 Atlanta, Georgia                 1989              324,251

                                    14 of 40

                                                      Total GLA/Mall
                                        Year         and Freestanding
Name of Center/                   Opened/Remodeled         GLA                                                          Anchor
 Location /(1)/                      or Expanded     (Square Feet) /(2)/                   Anchors                     Vacancies
---------------------                -----------     -------------------   ----------------------------------------    ---------
Eagle Ridge Mall                        1996/             626,867/         Dillard's, JCPenney, Sears                    None
 Lake Wales, Florida                    2000              314,585

Eden Prairie Mall                       1976/           1,124,683/         Kohl's, Mervyn's, Sears,                      None
 Eden Prairie, Minnesota           1989,1994,2001         438,875          Target, Von Maur

Fallbrook Mall                          1966/             788,437/         Burlington Coat Factory, Kmart,               One (4)
 West Hills, (Los Angeles),             1985              236,423          Mervyn's, Target
 California

Fox River Mall                          1984/           1,136,325/         Dayton's, JCPenney, Sears,                    None
 Appleton, Wisconsin               1991,1997,1998         541,411          Target, Younkers

Gateway Mall                            1990/             716,086/         Sears, Target, The Emporium,                  None
 Springfield/Eugene, Oregon             1999              432,821

Grand Traverse Mall                     1992/             577,649/         Hudson's, JCPenney, Target                    None
 Traverse City, Michigan                N/A               312,300

Greenwood Mall                          1979/             832,629/         Dillard's, Famous Barr,                       None
 Bowling Green, Kentucky             1987,1996            403,576          JCPenney, Sears

Knollwood Mall                          1955/             406,755/         Cub Foods, Kohl's                             None
 St. Louis Park,                      1981,1999           196,155
 (Minneapolis), Minnesota

Lakeview Square Mall                    1983/             607,607/         JCPenney, Marshall Field's, Sears             None
 Battle Creek, Michigan               1998,2001           316,014

Lansing Mall                            1969/             840,667/         Hudson's, JCPenney, Mervyn's,                 None
 Lansing, Michigan                      2001              397,265          Younkers

Lockport Mall                          1971/              336,015/         Ames, Rosa's Homestore,                       None
 Lockport, New York                     1984              122,934          The Bon Ton

Mall of the Bluffs                      1986/             666,427/         Dillard's, JCPenney, Sears, Target            None
 Council Bluffs, Iowa                 1988,1998           352,553


Mall St. Vincent                        1976/             546,045/         Dillard's, Sears                              None
 Shreveport, Louisiana                  1991              198,045

Market Place Shopping Center          1976/1984         1,105,488/         Bergner's, Famous Barr,                       One
 Champaign, Illinois            1987,1990,1994,1999       429,357          Sears

McCreless Mall                          1962/             477,118/         Beall's                                       One
 San Antonio, Texas                  1985,1997            291,260

Northridge Fashion Center               1971/           1,445,798/         JCPenney, Macy's, Robinson-May,               None
 Northridge, California              1995,1997            621,355          Sears

Oakwood Mall                            1986/             815,322/         JCPenney, Marshall Field's,                   One
 Eau Claire, Wisconsin               1991,1997            330,246          Scheel's All Sports, Sears

                                    15 of 40

                                                Total GLA/Mall
                                  Year         and Freestanding
Name of Center/             Opened/Remodeled         GLA                                                          Anchor
  Location /(1)/               or Expanded     (Square Feet) /(2)/                 Anchors                       Vacancies
---------------------          -----------     -------------------   ----------------------------------------    ---------
Park Place                        1974/            1,038,839/        Dillards, Macy's, Sears                       None
 Tucson, Arizona                1998,2001            457,382

Piedmont Mall                     1984/              667,618/        Belk, Belk Men's Store,                       One
 Danville, Virginia               1995               205,207         JCPenney, Sears

Pierre Bossier Mall               1982/              611,098/        Dillard's, JCPenney,                          One
 Bossier City, Louisiana        1985,1993            229,194         Sears, Stage

The Pines                         1986/              604,887/        Dillard's, JCPenney,                          None
 Pine Bluff, Arkansas             1990               265,180         Sears, Wal-Mart

Regency Square Mall               1968/            1,456,668/        Belk, Dillard's, JCPenney,                    One
 Jacksonville, Florida       1992,1998,2001          577,667         Sears

Rio West Mall                     1981/              446,177/        Beall's, JCPenney, KMart                      None
 Gallup, New Mexico             1991,1998            265,044

River Falls Mall                  1990/              752,363/        Dillard's, Toys "R" Us, Wal-Mart              None
 Clarksville, Indiana              N/A               407,325

River Hills Mall                  1991/              647,664/        Herberger's, JCPenney,                        None
 Mankato, Minnesota               1996               283,722         Sears, Target

Riverlands Shopping Center       1965/               183,768/        None                                          One
 LaPlace, Louisiana             1984,1990            136,834

RiverTown Crossings               1999/            1,248,374/        Galyan's, Hudson's, JCPenney,                 None
 Granville (Grand Rapids),         N/A               521,403         Kohl's, Sears, Younkers
 Michigan

Sooner Fashion Square             1976/              511,419/        Dillard's, JCPenney,                          None
 Norman, Oklahoma               1989,1999            171,347         Old Navy Clothing Company,
                                                                     Sears, Steinmart

Southlake Mall                    1976/            1,016,645/        JCPenney, Macy's, Rich's, Sears               None
 Morrow, Georgia                1995,1999            278,145

SouthShore Mall                   1981/              337,828/        JCPenney, Sears                               One (5)
 Aberdeen, Washington              N/A               148,501

Southwest Plaza                   1983/            1,196,265/        Dillards, Foley's, JCPenney,                  One
 Littleton, Colorado         1994,1995,2001          559,088         Sears

Spring Hill Mall                  1980/            1,096,981/        Carson Pirie Scott, JCPenney, Kohl's,         None
 West Dundee, Illinois          1992,1997            415,401         Marshall Field's, Sears

The Tucson Mall                   1982/            1,304,968/        Dillards, JCPenney, Macy's,                   None
  Tucson, Arizona               1991,1993            446,704         Mervyn's, Robinson-May, Sears

Valley Hills Mall                 1978/              893,572/        Belk, Dillard's, JCPenney, Sears              None
 Hickory, North Carolina     1988,1990,1996          282,056

Valley Plaza Mall                 1967/            1,157,429/        Gottschalks, JCPenney,                        None
 Bakersfield, California     1988,1997,1998          430,740         Macy's, Robinson-May, Sears

                                    16 of 40

                                                 Total GLA/Mall
                                   Year         and Freestanding
Name of Center/             Opened/Remodeled          GLA                                                         Anchor
 Location /(1)/                or Expanded     (Square Feet) /(2)/                  Anchors                      Vacancies
---------------------          -----------     -------------------   ----------------------------------------    ---------
West Valley Mall                  1995/             812,129/         Gottschalks, JCPenney, Ross Dress for Less,   None
 Tracy, California                1997              451,654          Sears, Target

Westwood Mall                     1972/             454,989/         Elder-Beerman, JCPenney                       One
 Jackson, Michigan             1978,1993            136,895

(1) In certain cases, where a Center's location is part of a larger metropolitan area, the metropolitan area is identified in parentheses.
(2)  Includes square footage added in redevelopment/expansion projects.
(3) Winn-Dixie does not occupy its space but is currently paying rent under a lease which expires in October 2002.
(4)  Contract pending for replacement.
(5)  Location scheduled for demolition and renovation.

                                    17 of 40

                             UNCONSOLIDATED CENTERS

                                                 Ownership      Total GLA/Mall
                              Year Opened/      Interest %     and Freestanding
Name of Center/                 Remodeled      of Operating           GLA                                         Anchor
 Location /(1)/                or Expanded      Partnership     Square Feet/(2)/       Anchors                   Vacancies
-------------------------      -----------      -----------     --------------    ---------------------          ---------
Alderwood Mall                    1979/             50            1,039,264/      JCPenney, Nordstrom,               One (3)
Lynnwood (Seattle),             1995,1996                           307,456       Sears, The Bon Marche,
Washington

Altamonte Mall                    1974/             50            1,099,805/      Burdines, Dillard's,                 None
Orlando, Florida                1989,1990                           421,257       JCPenney, Sears

Arrowhead Towne Center            1993/           16.7            1,112,061/      Dillard's, JCPenney, Mervyn's,    One (3)
Glendale, Arizona                  N/A                              374,114       Robinson-May

Bay City Mall                     1991/             50              526,184/      JCPenney, Sears,                     None
Bay City, Michigan              1994,1997                           210,533       Target, Younkers

Brass Mill Center/Commons        1997/              50            1,197,195/      Filene's, JCPenney,                   One
Waterbury, Connecticut            N/A                               612,557       Sears

Carolina Place                    1991/             50            1,091.284/      Belk, Dillard's, Hecht's,             None
Charlotte, North Carolina         1994                              317,782       JCPenney, Sears

Chula Vista Center                1962/             50              877,969/      JCPenney, Macy's,                    None
Chula Vista, California        1993,1994                            323,869       Mervyn's, Sears

Columbiana Centre                 1990/             50              871,965/      Belk, Dillard's,                      None
Columbia, South Carolina          1993                              312,988       Parisian, Sears

Deerbrook Mall                    1984/             50            1,198,119/      Dillard's, Foley's, JCPenney,        None
Humble (Houston), Texas         1996,1997                           458,526       Mervyn's, Sears

Eastridge Mall                    1970/             51            1,358,684/      JCPenney, Macy's, Sears           One (4)
San Jose, California         1982,1988,1995                         501,203

Lakeland Square                   1988/             50              900,094/      Belk, Burdines, Dillard's,           None
Lakeland, Florida              1990,1994                           290,056        Dillard's Men's & Home Store,
                                                                                  JCPenney, Sears

Landmark Mall                    1965/              51              969,287/      Hecht's, Lord & Taylor, Sears         One
Alexandria, VA                  1989,1990                           358,350

Mayfair Mall                      1958/             51            1,037,294/      The Boston Store,                    None
Wauwatosa, Wisconsin      1973,1986,1994, 2001                      537,984       Marshall Fields

Meadows Mall                     1978/              51              946,651/      Dillard's, JCPenney, Macy's,         None
Las Vegas, Nevada               1987,1997                           309,798       Sears

Montclair Plaza                   1968/             50            1,370,043/      JCPenney, Macy's,                    None
Montclair (Los Angeles),          1985                              567,028       Nordstrom, Robinson-May,
California                                                                        Sears, Wards

Moreno Valley Mall                1992/             50            1,035,606/      Gottschalks, JCPenney,               None
Moreno Valley, California         N/A                               430,072       Robinson-May, Sears

Natick Mall                       1966/             50           1,155,391/       Filene's, Lord & Taylor,             None
Natick, Massachusetts              1994                            428,729        Macy's, Sears

                                    18 of 40

                                                 Ownership      Total GLA/Mall
                              Year Opened/      Interest %     and Freestanding
Name of Center/                 Remodeled      of Operating           GLA                                         Anchor
 Location /(1)/                or Expanded      Partnership     Square Feet/(2)/       Anchors                   Vacancies
-------------------------      -----------      -----------     ---------------   ---------------------          ---------
Neshaminy Mall                    1968/             25            1,062,487/      Boscov's, Sears,                  One
Bensalem, Pennsylvania          1995,1998                           425,696       Strawbridge

Newgate Mall                      1981/             50              726,729/      Dillard's, Mervyn's,
Ogden, Utah                     1994,1998                           316,565       Oshman's, Sears                   None

New Park Mall                    1980/              50            1,168,569/      JCPenney, Macy's, Mervyn's,       None
Newark, California                1993                              425,105       Sears, Target

Northbrook Court                  1976/             50              982,990/      Lord & Taylor, Marshall Fields,   None
Northbrook, Illinois            1995,1996                           446,713       Neiman Marcus

Northgate Mall                   1972/              51              821,600/      JCPenney, Proffitt's, Sears       None
Chattanooga, Tennessee          1991,1997                           378,980

North Point Mall                  1993/             50            1,367,422/      Dillard's, JCPenney, Lord &       None
Alpharetta (Atlanta), Georgia      N/A                              397,322       Taylor, Parisian, Rich's, Sears

The Oaks Mall                    1978/              51              911,172/      Belk, Burdines, Dillard's,        None
Gainesville, Florida              1995                              353,305       JCPenney, Sears

Oak View Mall                     1991/             51              867,615/      Dillard's, JCPenney,              None
Omaha, Nebraska                    N/A                              263,355       Sears, Younkers

Oglethorpe Mall                   1969/             51              935,131/      Belk, JCPenney, Rich's, Sears     None
Savannah, Georgia          1974,1982,1990,1992                      398,547

Park City Center                  1970/             51            1,393,515/      JCPenney, Kohl's, Sears,          None
Lancaster, Pennsylvania         1988,1997                          530,326        The Bon-Ton, Boscov's

The Parks at Arlington            1988/             50            1,188,309/      Dillard's, Foley's, JCPenney,     None
Arlington, Texas                  1996                              357,364       Mervyn's, Sears

Pavilions at Buckland Hills      1990/              50            1,006,300/      Dick's Sporting Goods, Filene's,  None
Manchester, Connecticut           1994                              378,128       Filene's Home Store, JCPenney,
                                                                                  Lord & Taylor, Sears

Pembroke Lakes Mall              1992/              50            1,103,122/      Burdine's, Dillard's,             None
Pembroke Pines, Florida           1997                              391,847       Dillard's Men's & Home Store
                                                                                  JCPenney, Sears

Prince Kuhio Plaza               1985/              50              504,427/      JCPenney, Macy's,                 One
Hilo, Hawaii                   1994,1999                            268,307       Sears

Quail Springs                    1980/              50            1,124,482/      Dillard's, Foley's,               None
Oklahoma City, Oklahoma      1992,1998,1999                         436,629       JCPenney, Sears

Steeplegate Mall                  1990/             50              481,418/      JCPenney, Sears,                  None
Concord, New Hampshire            N/A                               225,071       The Bon Ton

Stonebriar Centre                 2000/             50            1,657,523/      Foley's, Galyan's, JCPenney,      One
Frisco (Dallas), Texas             N/A                              711,106       Macy's, Nordstrom, Sears

Superstition Springs              1990/           16.7            1,067,978/      Dillard's, JCPenney, Mervyn's,    None
East Mesa, Arizona                1994                              361,284       Robinson-May, Sears

Town East Mall                    1971/             50            1,249,405/      Dillard's, Foley's, JCPenney,     None
Mesquite, Texas            1986,1996,1998,2000                      440,019       Sears

                                    19 of 40

                                                 Ownership      Total GLA/Mall
                               Year Opened/      Interest %     and Freestanding
Name of Center/                 Remodeled      of Operating           GLA                                         Anchor
 Location/(1)/                 or Expanded      Partnership     Square Feet/(2)/       Anchors                   Vacancies
-------------------------      -----------      -----------     ----------------  ---------------------          ---------

Tysons Galleria                  1988/              50              810,959/      Macy's, Neiman Marcus,           None
McLean, Virginia               1994,1997                            299,026       Saks Fifth Avenue

Vista Ridge Mall                  1989/             50            1,053,151/      Dillard's, Foley's,              None
Lewisville, Texas                1991                               380,089       JCPenney, Sears

Washington Park Mall              1984/             50              351,406/      Dillard's, JCPenney,             None
Bartlesville, Oklahoma           1986                               157,110       Sears

West Oaks Mall                   1996/              50            1,071,928/      Dillard's, JCPenney,             None
Ocoee (Orlando), Florida         1998                               428,466       Parisian, Sears

Westroads Mall                    1968/             51            1,078,641/      JCPenney, The Jones Store,       None
Omaha, Nebraska              1990,1995,1999                         382,427       Von Maur, Younkers

Willowbrook Mall                  1981/             50             1,528,116/     Dillards, Foley's, JCPenney,     One
Houston, TX                      1992                                421,532      Lord & Taylor, Sears

The Woodlands Mall               1994/              25            1,032,490/      Dillard's, Foley's,              None
The Woodlands                     1998                              350,975       Mervyn's, Sears
(Houston), Texas


(1) In certain cases where a Center's location is part of a larger metropolitan area, the metropolitan area is identified in parenthesis.
(2)  Includes square footage added in redevelopment/expansion projects.
(3)  Under contract for replacement.
(4)  Location scheduled for demolition and renovation.


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

                    The following table indicates the parent company of each Anchor and sets forth the number of stores and square feet owned or leased by each Anchor at the Portfolio Centers as of December 31, 2001.

                                    20 of 40

                         GENERAL GROWTH PROPERTIES, INC.
                                PORTFOLIO ANCHORS
                             AS OF DECEMBER 31, 2001

                                                            Total   Square Feet
                   Name                                     Stores   (000's)
         ---------------------------                        ------- -----------
         Sears                                                 82    12,235

         JCPenney                                              75     8,925

         Dillard's Inc.
           Dillard's                                           42     6,996
           Dillard's Men's and Home Store                       2       157
                                                           ------    ------
                 Sub-Total Dillard's Inc.                      44     7,153
                                                           ======    ======

         Target Corporation
           Target                                              15     1,658
           Mervyn's                                            17     1,414
           Marshall Fields                                      8     1,255
           Hudson's                                             4       517
           Dayton's                                             1       169
                                                           ------    ------

         Sub-Total Target Corporation                          45     5,013
                                                           ======    ======

         May Department Stores Company
           Foley's                                             11     2,015
           Robinson's-May                                       7     1,127
           Lord & Taylor                                        6       700
           Filene's                                             3       515
           Hecht's                                              2       345
           Famous Barr                                          2       272
           Strawbridge's                                        1       218
           The Jones Store                                      1       153
           Filene's Home Store                                  1        36
                                                           ------    ------
             Sub-Total May Department Stores Company           34     5,381
                                                           ======    ======

         Federated Department Stores, Inc.
           Macy's                                              17     3,017
           Rich's                                               5       937
           Burdines                                             5       676
           The Bon Marche                                       2       321
           Lazarus                                              1        50
                                                           ------    ------
             Sub-Total Federated Department Stores, Inc.       30     5,001
                                                           ======    ======


                                    21 of 40

                         GENERAL GROWTH PROPERTIES, INC.
                                PORTFOLIO ANCHORS
                             AS OF DECEMBER 31, 2001
                                   (continued)

                                                         Total     Square Feet
                   Name                                  Stores       (000's)
        ------------------------------------          ----------- -------------
        Saks Holdings Incorporated
          Younkers                                         8            982
          Parisian                                         3            395
          Boston Store                                     1            211
          Bergners                                         1            154
          Carson Pirie Scott                               1            138
          McRae's                                          1            124
          Saks Fifth Avenue                                1            120
          Proffitt's                                       1             90
          Herberger's                                      1             71
                                                       -----         ------
            Sub-Total Saks Holdings Incorporated          18          2,285
                                                       =====         ======

        Belk
          Belk                                             8          1,172
          Belk Men's                                       1             34
                                                        ----         ------
             Sub-Total Belk                                9          1,206
                                                        ====         ======

        Kohl's                                             5            451
        Neiman-Marcus                                      3            423
        Gottschalks                                        4            418
        Boscov                                             2            412
        Nordstrom                                          3            379
        The Bon Ton                                        3            312
        KMart                                              3            301
        Wal-Mart                                           2            196
        Von Maur                                           1            329
        Scheel's All Sports                                2            174
        Galyans                                            2            169
        Elder-Beerman                                      3            141
        Cub Foods                                          1            130
        Burlington Coat Factory                            1            101
        Ames                                               1             81
        Dick's Sporting Goods                              1             80
        Oshman's                                           1             64
        Beall's                                            2             56
        The Emporium                                       1             50
        Rosa's Home Store                                  1             50
        Toys "R" Us                                        1             48
        Stein Mart                                         1             39
        Stage                                              1             35
        Old Navy Clothing Company                          1             34
        Ross Dress for Less                                1             28
                                                         ---         ------
                                                          47          4,501
                                                         ===         ======

                                    22 of 40

    Ground Leases   The Company currently leases the land under Rio West
                    Mall and Tuscon Mall, a portion of the land under Lansing, Mall St. Vincent and Ala Moana malls and a portion of the land under the Apache, SouthShore and Bayshore parking areas. In addition, Prince Kuhio Plaza, one of the Homart
                    Centers, and the office building owned and used by the Company as its headquarters are subject to long-term ground leases. The leases generally contain various purchase options in favor of the Company and typically provide for a right of first refusal in favor of the Company in the event of a proposed sale of the property by the landlord.

                    For other information concerning the Portfolio Centers see "Item 1 - Business - Business of the Company" and for additional information concerning the mortgage debt encumbering the Wholly-Owned Centers, see Note 5. As stated in Item 1 above, management of the Company believes that each of the properties in the Company Portfolio is adequately insured.

    ITEM 3. LEGAL   The Company is not currently involved in any material
      PROCEEDINGS   litigation nor, to the Company's knowledge, is any material litigation currently threatened against the Company, the properties or any of the Unconsolidated Real Estate
                    Affiliates. For information about certain environmental matters, see "Item 1 - Business - Environmental Matters."

          ITEM 4.   No matters were submitted to a vote of General Growth's
    SUBMISSION OF   stockholders during the  fourth quarter of fiscal 2001.
     MATTERS TO A
 VOTE OF SECURITY
         HOLDERS

          PART II   The Common Stock is listed on the New York Stock Exchange
   ITEM 5. MARKET   ("NYSE") and trades under the symbol "GGP".  As of March 14,
 FOR REGISTRANT'S   2002, the 62,017,756 outstanding shares of Common Stock were
    COMMON EQUITY   held by approximately 1,484 stockholders of record. The
      AND RELATED   closing price per share of the Common Stock on the NYSE on
      STOCKHOLDER   such date was $44.24 per share.
          MATTERS

                    Set forth below are the high and low sales prices per share of Common Stock for each such period as reported by the NYSE, and the distributions per share of Common Stock declared for each such period.

                            2001                   Price            Declared
                                            ------------------
                        Quarter Ended         High        Low     Distribution
                        -------------       -------     -------   ------------
                         March 31           $38.38       $33.00       $.53
                         June 30            $39.36       $33.75       $.53
                         September 30       $39.51       $32.80       $.65
                         December 31        $40.50       $34.35       $.65

                                    23 of 40

                        2000                 Price            Declared
                                      -----------------
                    Quarter Ended      High        Low      Distribution
                    ------------      ------     ------     ------------
                    March 31          $30.56     $26.38         $.51
                    June 30           $34.19     $29.63         $.51
                    September 30      $34.50     $31.69         $.51
                    December 31       $36.50     $28.69         $.53

                        1999                 Price            Declared
                                      -----------------
                    Quarter Ended      High        Low      Distribution
                    ------------      ------     ------     ------------
                    March 31          $38.44     $31.25         $.49
                    June 30           $38.63     $31.13         $.49
                    September 30      $35.63     $31.06         $.49
                    December 31       $31.69     $25.00         $.51


ITEM 6. SELECTED FINANCIAL DATA
(Dollars in Thousands, except per share amounts)

The following table sets forth selected financial data for the Company which is derived from, and should be read in conjunction with, the audited Consolidated Financial Statements and the related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report.

                                                   2001           2000          1999            1998           1997
                                                  ------         ------        ------          ------         ------
    OPERATING DATA
    Revenue                                      $ 803,709      $ 698,767    $   612,342    $   426,576      $ 291,147
    Network discontinuance costs                    66,000              -              -              -              -
    Depreciation and amortization                  145,352        119,663        108,272         75,227         48,509
    Other operating expenses                       295,843        226,234        206,088        151,784        109,677
    Interest expense, net                          209,622        212,649        174,104        109,840         70,252
    Equity in income of
      Unconsolidated Affiliates                     63,566         50,063         19,689         11,067         19,344
    Minority Interest                              (40,792)       (52,380)       (33,058)       (29,794)       (49,997)
    Net gain on sales, including
      CenterMark in 1997                                 -             44          4,412            196         58,647
                                                 ---------      ---------    -----------    -----------      ---------
    Income before extraordinary items and
      cumulative effect of accounting change       109,666        137,948        114,921         71,194         90,703
    Extraordinary items                            (14,022)             -        (13,796)        (4,749)        (1,152)
    Cumulative effect of accounting change          (3,334)             -              -              -              -
                                                 ---------      ---------    -----------    -----------      ---------
    Net income (loss)                               92,310        137,948        101,125         66,445         89,551
                                                 ---------      ---------    -----------    -----------      ---------
    Convertible Preferred Stock Dividends          (24,467)       (24,467)       (24,467)       (13,433)             -

    Net income available
      to common stockholders                     $  67,843      $ 113,481    $    76,658    $    53,012      $  89,551
                                                 =========      =========    ===========    ===========      =========

    Earnings before extraordinary items and
      cumulative effect of accounting change
      per share-Basic                            $    1.61      $    2.18    $      1.97    $      1.60      $    2.78
    Earnings before extraordinary items and
      cumalative effect of accounting change
      per share-Diluted                               1.61           2.18           1.96           1.59           2.76
    Earnings per share-Basic                          1.28           2.18           1.67           1.46           2.75
    Earnings per share-Diluted                        1.28           2.18           1.66           1.46           2.73
    Distributions Declared Per Share                  2.36           2.06           1.98           1.88           1.80

    CASH FLOW DATA
    Operating Activities                         $ 207,125      $ 287,103    $   205,705    $    84,764      $  94,110
    Investing Activities                          (367,366)      (356,914)    (1,238,268)    (1,479,607)      (176,496)
    Financing Activities                           293,767         71,447      1,038,526      1,388,575         92,337
    FUNDS FROM OPERATIONS/(1)/

                                    24 of 40

          Operating Partnership                      $  376,799     $  330,299     $  274,234     $  192,274     $  147,625
          Minority Interest                            (101,844)       (90,805)       (82,631)       (69,182)       (52,890)
          Funds From Operations - Company               274,955        239,494        191,603        123,092         94,735

          BALANCE SHEET DATA
          Investment in Real Estate Assets - Cost    $5,703,568     $5,439,466     $5,023,690     $4,063,097     $2,157,251
          Total Assets                                5,646,807      5,284,104      4,954,895      4,027,474      2,097,719
          Total Debt                                  3,398,207      3,244,126      3,119,534      2,648,776      1,275,785

          Redeemable Preferred Units                    175,000        175,000             --             --             --
          Convertible Preferred Stock                   337,500        337,500        337,500        337,500             --
          Stockholders' Equity                        1,183,386        938,418        927,758        585,707        498,505


/(1)/ Funds from Operations (as defined below) does not represent cash flow from operations as defined by Generally Accepted Accounting Principles ("GAAP") and is not necessarily indicative of cash available to fund all cash requirements.

            Funds From   Funds from Operations is used by the real estate
            Operations   industry and investment community as a primary measure
                         of the performance of real estate companies. As revised in October 1999, the National Association of Real
                         Estate Investment Trusts ("NAREIT") defines Funds from
                         Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. In calculating its Funds from Operations, the Company also excluded $66,000 of network discontinuance costs recognized in 2001. The Company's Funds from Operations may not be directly comparable to similarly titled measures reported by other real estate investment trusts. Funds from Operations does not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to net income (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities
                         (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. In accordance with past practices and consistent with current recommendations of NAREIT, the Company has and will continue to provide GAAP earnings and earnings per share information in its periodic reports to investors and the real estate investment community.

RECONCILIATION OF NET INCOME DETERMINED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES TO FUNDS FROM OPERATIONS:

                                                                       2001        2000        1999
                                                                    ---------   ---------   ---------
        Net Income available to common stockholders                 $  67,843   $ 113,481   $  76,658

        Extraordinary items - charges related to early retirement
         of debt                                                       14,022          --      13,796

        Cumulative effect of accounting change                          3,334          --          --

        Allocations to Operating Partnership unitholders               25,128      43,026      33,058

        Net loss (gain) on sales                                           --       1,005      (4,412)

        Depreciation and amortization                                 200,472     172,787     155,134

        Network discontinuance costs                                   66,000          --          --
                                                                    ---------   ---------   ---------

        Funds From Operations                                       $ 376,799   $ 330,299   $ 274,234
                                                                    =========   =========   =========

                                    25 of 40

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                       All references to numbered Notes are to specific footnotes to the Consolidated Financial Statements of the Company included in this Annual Report, which descriptions are incorporated into the applicable response by reference. The following discussion should be read in conjunction with such Consolidated Financial Statements and related Notes. Capitalized terms used but not defined in this Management's Discussion and Analysis of Financial Condition and Results of Operations have the same meanings as in such Notes.

  Forward-Looking      This Annual Report may contain "forward-looking
  Information          statements" within the meaning of Section 27A of the
                       Securities Act of1933, as amended, and Section 21E of the
                        Securities Exchange Act of 1934, as amended, including
                       (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as "expects", "anticipates", "intends", "plans", "believes",
                       "seeks", "estimates" and "should" and variations of these words and similar expressions are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statements based on the occurrence of future events, the receipt of new information or otherwise.

                       Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions, interest rate trends, costs of capital and capital requirements, availability of real estate properties, inability to consummate acquisition opportunities, competition from other companies and venues for the sale/distribution of goods and services, changes in retail rental rates in the Company's markets, shifts in customer demands, tenant bankruptcies or store closures, changes in vacancy rates at the Company's properties, changes in operating expenses, including employee wages, benefits and training, governmental and public policy changes, changes in applicable laws, rules and regulations (including changes in tax laws), the ability to obtain suitable equity and/or debt financing, and the continued availability of financing in the amounts and on the terms necessary to support the Company's future business.

  Use of Estimates     The preparation of financial statements in conformity
  and Significant      with accounting principles generally accepted in the
  Accounting Policies  United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, recoverable amounts of receivables and deferred taxes and amortization periods of deferred costs and intangibles. Actual results could differ from those estimates.

  Certain Information  As of December 31, 2001, the Company owned 100% of the
  About The Company    fifty-four Wholly-Owned  Centers, 50% of the common stock
          Portfolio    of GGP/Homart, 50% of the membership  interests in
                       GGP/Homart II, 51% of the common stock of GGP Ivanhoe, 51% of the common stock of GGP Ivanhoe III and 50% of Quail Springs Mall and Town East Mall. Reference is

                                    26 of 40
                       made to Notes 3 and 4 for a further discussion of such entities owned by the Company. As of December 31, 2001, GGP/Homart owned interests in twenty-three shopping centers, GGP/Homart II owned interests in eight shopping centers, GGP Ivanhoe owned interests in two shopping centers, and GGP Ivanhoe III owned interests in eight shopping centers (collectively, with the Wholly-Owned centers, Quail Springs Mall and Town East Mall, the "Company Portfolio").

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

                       The Mall Store and Freestanding Store portions of the centers in the Company Portfolio which were not undergoing redevelopment on December 31, 2000 had an occupancy rate of approximately 91% as of such date. On December 31, 2001, the Mall Store and Freestanding Store portions of the centers in the Company Portfolio which were not undergoing redevelopment were also approximately 91% occupied, as overall occupancy percentages which had declined during 2001 recovered to 2000 levels by the end of the year.

                       Total annualized sales averaged $355 per square foot for the Company Portfolio for the year ended December 31, 2001, approximately equal to the comparable amount for 2000. Comparable Mall Store sales are current sales of those certain tenants that were open during the previous measuring period compared to the sales of those same tenants for the previous measuring period. Therefore, Comparable Mall Store sales in the year ended December 31, 2001 are of those tenants that were also operating for the full year ended December 31, 2000. Comparable Mall Store sales in the year ended December 31, 2001 decreased by 0.8% from the same period in 2000.

                       The Company Portfolio average Mall Store rent per square foot from leases that expired in the year ended December 31, 2001 was $27.40. The Company Portfolio benefited from increasing rents inasmuch as the average Mall Store rent per square foot on new and renewal leases executed during 2001 was $33.29 or $5.89 per square foot above the average for expiring leases.

Results of Operations
of the Company         General:
                       Company revenues are primarily derived from fixed minimum rents, overage rents and recoveries of operating expenses from tenants. Inasmuch as the Company's financial statements reflect the use of the equity method to account for its investments in GGP/Homart, GGP/Homart II, GGP Ivanhoe, GGP Ivanhoe III, Quail Springs Mall and Town
                       East Mall, the discussion of results of operations which follows relates primarily to the revenues and expenses of the Wholly-Owned Centers and GGMI. In addition, during 1999, the Company opened Rivertown Crossings and purchased interests in the following Wholly-Owned
                       Centers: The Crossroads, Ala Moana, and Baybrook. Also during 1999, the Company contributed its 100% interests in one development project. Stonebriar, as well as three operating properties, Northbrook Court, Natick, and Altamonte to GGP/Homart II, an unconsolidated entity.
                       During April 2000, the Company purchased a 100% interest in Crossroads Center. On January 1, 2001, the

                                    27 of 40

                    Operating Partnership purchased the common stock of GGMI and the preferred stock of GGMI, which was 100% owned by the Operating Partnership, was cancelled. In August 2001, the Company purchased a 100% interest in Tucson Mall. For purposes of the following discussion of the results of operations, the net effect of acquisitions will include the effect of the Rivertown Crossings opening, the effect of the new acquisitions in 1999, 2000 and 2001, the effect of the three operating properties contributed to GGP/Homart II and the consolidation of GGMI's operations in 2001.

                    Comparison of Year Ended December 31, 2001 To Year Ended December 31, 2000
                    Total revenues for 2001 were $803.7 million, which represents an increase of $104.9 million or approximately 15.0% from $698.8 million in 2000. Approximately $12.8 million or 12.2% of the increase was from properties acquired or developed after January 1, 2000. Minimum rent during 2001 increased $28.6 million or 6.5% from $440 million in 2000 to $468.6 million. The acquisition and development of properties generated a $7.6 million increase in minimum rents. Expansion space, specialty leasing and a combination of occupancy and rental charges at the comparable centers accounted for the remaining increase in minimum rents. Tenant recoveries increased by $8.4 million or 3.9% from $213.5 million in 2000 to $221.9 million in 2001. The increase in tenant recoveries was generated by a combination of new acquisitions and increased recoverable operating costs at the comparable centers. Overage rents decreased $5.8 million or 20.3 % from $28.6 million in 2000 to $22.8 million in 2001. The majority of the decline in overage rents is due to the conversion of overage rent to minimum rent on the releasing of tenant space and due to general economic conditions as discussed below. Fees for 2001 increased $ 70.3 million or 1004.3% from $7.0 million in 2000 to $77.3 million in 2001. The increase was primarily generated by the acquisition of GGMI as described above and in Notes 1 and 4.

                    Total operating expenses, including depreciation and amortization, increased by approximately 46.6% or $161.3 million, from $345.9 million in 2000 to $507.2 million in 2001. Part of the increase in total operating expenses was attributable to the $66 million provision for the discontinuance of the Company's Network Services development activities as more fully described in Note 11. The Company's Network Services development activities was an effort to create for retailers a suite of broadband applications to support retail tenant operations, on-line sales, and private wide area network services to be delivered by the Broadband System as discussed below. The Network Services development activities were discontinued on June 29, 2001, resulting in a charge to operations of $65 million in the three months ended June 30, 2001, which represented the Company's entire investment in the Network Services development activities. The Company incurred $1 million of net incremental discontinuance costs in the three months ended September 30, 2001 related primarily to payroll and severance costs and expects that any net additional costs related to the discontinuance of the Network Services development activities will not be significant. Depreciation expense increased by approximately $25.7 million, primarily due to increased depreciation on property additions including Broadband System additions which have shorter depreciable lives. An increase of $65.9 million was attributable to the consolidation of GGMI as described above and in Notes 1 and
                    4. The increase in total operating expenses from the new acquisitions described above consists primarily of approximately $1.2 million of real estate taxes, $3.2 million of property operating costs, and $2.7 million of depreciation and amortization.

                                    28 of 40

                    Interest income decreased approximately $7.8 million or 62.4% from $12.5 million in 2000 to $4.7 million in 2001. The note receivable from GGMI generated $6.8 million of interest income in 2000, whereas no such interest income was recognized in 2001 due to the consolidation of GGMI in 2001 as discussed above. The corresponding interest expense incurred by GGMI in 2000 was reflected as a component of the equity in the income (loss) of GGMI.

                    Interest expense decreased by $10.8 million or 4.8% from $225.1 million in 2000 to $214.3 million in 2001. Declines in effective interest rates, partially offset by the effect of acquisitions, were the major source of such interest expense decreases.

                    Equity in income (loss) of unconsolidated affiliates during 2001 increased by $13.5 million to $63.6 million from $50.1 million in 2000. GGP/Homart II accounted for an increase of approximately $4 million primarily due to declines in interest rates in 2001 and the acquisition of Willowbrook Mall in March 2001 by GGP/Homart II. The Company's ownership interest in GGMI resulted in a increase of $1.6 million due to the consolidation of GGMI in 2001.

                    Extraordinary items were approximately $14.0 million in 2001, primarily due to the refinancing of debt (see also
                    Note 5) as a result of the GGP MPTC financing and the 2001 Offering (as discussed below and in Note 1).

                    Comparison of Year Ended December 31, 2000 To Year Ended December 31, 1999
                    Total revenues for 2000 were $698.8 million, which represents an increase of $86.5 million or approximately 14.1% from $612.3 million in 1999. Approximately $46.5 million or 53.8% of the increase was from properties acquired or developed after July 30, 1999. Minimum rent during 2000 increased $52.5 million or 13.5% from $387.5 million in 1999 to $440 million. The acquisition and development of properties generated a $27.9 million increase in minimum rents. Expansion space, specialty leasing and a combination of occupancy, rental charges and allowance reserve adjustments at the comparable centers accounted for the remaining increase in minimum rents. Tenant recoveries increased by $32.9 million or 18.2% from $180.6 million to $213.5 million in 2000. The increase in tenant recoveries was generated by a combination of new acquisitions and increased recoverable operating costs at the comparable centers. Overage rents increased $1.6 million or 5.9% from $27.0 million in 1999 to $28.6 million in 2000 as a result of the acquisition of new properties and improved performance at the comparable centers. Fees for 2000 increased $1.6 million or 29.6% from $5.4 million in 1999 to $7.0 million in 2000. The fee revenue was primarily generated by asset management services performed for GGP/Homart and GGP/Homart II.

                    Total operating expenses, including depreciation and amortization, increased by approximately 10% or $31.5 million, from $314.4 million in 1999 to $345.9 million in 2000. The majority of the increase in total operating expenses was attributable to properties acquired and developed in 1999 and 2000. The increase in total operating expenses from the new properties consists primarily of approximately $3.6 million of real estate taxes, $9.9 million of property operating costs, and $6.0 million of depreciation and amortization.

                    Interest expense increased by $34.5 million or 18.1% from $190.6 million in 1999 to $225.1 million in 2000, substantially all due to indebtedness incurred in connection with

                                    29 of 40
                      the acquisition of new properties in 1999 and 2000. The note receivable from GGMI generated $6.8 million of interest income in 2000, a decrease of $4.6 million from $11.4 million in 1999.

                      Equity in income (loss) of unconsolidated affiliates during 2000 increased by $30.3 million to $50.0 million from $19.7 million in 1999. GGP/Homart II accounted for an increase of approximately $19.0 million. The Company's ownership interest in GGMI resulted in a increase of $11.1 million over 1999.

Liquidity and Capital As of December 31, 2001, the Company held approximately
     Resources of the $160.8 million of  unrestricted cash and cash equivalents
              Company and approximately $155.1 million of marketable securities.
                      As described in Note 1, such marketable securities represent a portion of the certificates issued through the GGP MPTC financing (Note 5) and are secured by 28 properties included in the Company Portfolio. The Company uses operating cash flow as the principal source of internal funding for short-term liquidity and capital needs such as tenant construction allowances and minor improvements made to individual properties that are not recoverable through common area maintenance charges to tenants. The Company continues to explore potential long-term investment alternatives such as acquisitions, new development, expansions and major renovation programs at individual centers. These long-term investments may require external sources of long-term liquidity such as construction loans, mini-permanent loans, long-term project financing, joint venture financing with institutional partners, additional Operating Partnership level or Company level equity securities, unsecured Company level debt or secured loans collateralized by individual shopping centers. In addition, the Company considers its Unconsolidated Real Estate Affiliates as potential sources of short and long-term liquidity. In such regard, the Company has borrowed approximately $95 million from GGP/Homart and GGP/Homart II (bearing interest at 5.5% per annum and due March 30, 2003).

                      At December 31, 2001, the Company had borrowed $207 million on its Term Loan which matures on July 31, 2003. Further, during December 2001, the Company issued 9,200,000 shares of Common Stock in a public offering (the "2001 Offering") (Note 1) which resulted in net proceeds to the Company of approximately $345 million. In addition, in order to maintain its access to the public equity and debt markets, the Company has a currently effective shelf registration statement under which up to an additional $2 billion in equity or debt securities could be issued from time to time. The Company also believes it could obtain, if necessary, revolving credit facilities similar to those which were fully repaid in December 2001 with a portion of the proceeds of the GGP MPTC financing.

                      As of December 31, 2001, the Company had consolidated debt of approximately $3,398 million, of which approximately (after the effect of certain interest rate swap agreements described below) $2,906 million is comprised of debt bearing interest at fixed rates, with the remaining approximately $492 million bearing interest at variable rates. In addition, the Company's pro rata share of the debt of the Unconsolidated Real Estate Affiliates was approximately $1,610.6 million, of which approximately (after the effect of certain interest rate swap agreements) $1,180.7 million is comprised of debt bearing interest at a fixed rate, with the remaining approximately $429.9 million bearing interest at variable rates. Except in instances where certain Wholly-Owned Centers are cross-collateralized with the Unconsolidated Centers, the Company has not otherwise guaranteed the debt of the Unconsolidated Real Estate Affiliates. Reference is made to Note 5 and Items 2 and 7A of the Company's Annual Report on Form 10-K for additional information regarding the Company's debt and the potential impact on the Company of interest rate

                                    30 0f 40
                    fluctuations.

                    The following summarizes certain significant investment and financing transactions of the Company currently planned or completed since December 31, 2000:

                    In January 2001, GGMI borrowed $37.5 million under a new revolving line of credit obtained by GGMI. The interest rate per annum with respect to any borrowings varied from LIBOR plus 100 to 190 basis points depending on the Company's average leverage ratio and the revolving line of credit had been scheduled to mature in July 2003. All borrowings under the line of credit were fully repaid in December 2001 from a portion of the proceeds of the GGP MPTC financing and the revolving line of credit was terminated.

                    In March 2001, the Company obtained a $65 million redevelopment loan collateralized by Eden Prairie Mall. The new loan had an initial draw of approximately $19.4 million, required monthly payments of interest at a rate of LIBOR plus 190 basis points and was fully repaid in December 2001 from a portion of the proceeds of the 2001 Offering.

                    In March 2001, the Company obtained a $115 million non-recourse mortgage loan collateralized by Capital Mall, Greenwood Mall, and Gateway Mall. The new mortgage loan bears interest at a rate of 7.28% per annum, requires monthly payments of principal and interest and matures in April 2011.

                    During June 2001, the Company refinanced the $110 million construction loan collateralized by the Rivertown Crossings Mall which was scheduled to mature on June 30, 2001. The new $130 million non-recourse mortgage loan bears interest at 7.54% per annum and matures in July 2011.

                    During June 2001, the Company refinanced Northridge Fashion Center, one of the nine malls which had collateralized the GGP-Ivanhoe CMBS. The outstanding principal amount of the GGP-Ivanhoe CMBS was reduced by approximately $132.5 million with the proceeds of a new long-term mortgage loan. The new $140 million non-recourse mortgage loan provides for monthly payments of principal and interest at a rate per annum of 7.24% and matures July 1, 2011.

                    In August 2001, the Company acquired the Tucson Mall which was financed primarily by a new $150 million collateralized short-term acquisition loan. The new loan bore interest at LIBOR plus 95 basis points and was scheduled to mature in December 2001. The loan was refinanced in December 2001 with a portion of the proceeds of the GGP MPTC financing described below.

                    During August 2001, the Company refinanced Bayshore Mall with a long-term fixed rate mortgage loan. The $34.3 million new non-recourse mortgage loan bears interest at 7.13% per annum and matures in September 2011.

                    In October 2001, the Company refinanced the debt collateralized by the Century Plaza, Eagle Ridge and Knollwood Malls (with a previous outstanding aggregate balance of approximately $66.5 million). The new $90 million bridge loan bore interest at a rate per annum equal to LIBOR plus 210 basis points and was scheduled to mature on February 1, 2002. The bridge loan was repaid in December 2001 from a portion of the proceeds of the 2001 Offering.

                    In December 2001, the Operating Partnership and certain Unconsolidated Real Estate Affiliates completed the placement of $2,550 million of non-recourse commercial mortgage pass-through certificates through the GGP MPTC financing as more fully described in Note 5. The certificates are comprised of 36 and 51 month variable rate

                                    31 of 40
                    securities (before extension options) and 5 year fixed rate securities. This new financing is collateralized by a portfolio of 28 properties, including 19 malls that are owned by GGP/Homart, GPP/Homart II or GGP Ivanhoe III. The GGP MPTC financing replaced the GGP-Ivanhoe CMBS, the Ala Moana CMBS, a CMBS loan collateralized by a portfolio of ten properties owned by GGP/Homart or GGP/Homart II and certain other individual property mortgages. The original principal amount of the GGP MPTC was comprised of $1,235 million attributed to the Operating Partnership, $900 million to GGP/Homart and GGP/Homart II and $415 million to GGP Ivanhoe
                    III. The interest rates on approximately $666.9 million of the consolidated variable rate securities were fixed by interest rate swaps which effectively limit the rate on such debt to a current weighted average annual rate of 4.85%. Approximately $575 million of such swap agreements are with independent financial services firms and approximately $91.9 million is with GGP Ivanhoe III to provide Ivanhoe with only variable rate debt. The interest rates on an additional $475 million of variable rate debt collateralized by properties owned by the GGP/Homart and GGP/Homart II joint ventures were fixed by interest rate swaps which effectively limit the rate on such debt to a current weighted average annual rate of 4.83%. The financing provided approximately $470 million of excess proceeds (including amounts attributed to GGP/Homart, GGP/Homart II and GGP Ivanhoe III). Approximately $95 million of the attributed proceeds to GGP/Homart and GGP/Homart II were loaned to the Operating Partnership as described in Note 5. Such proceeds were used to repay other short-term borrowings, interim financing, acquire certain marketable securities described above and provide for additional liquidity needs.

                    In December 2001, General Growth completed the 2001 Offering as more fully described in Note 1. General Growth received net proceeds of approximately $345 million from the sale of 9,200,000 shares of Common Stock which were utilized to reduce existing indebtedness and increase working capital.

                    On March 3, 2002, the Company entered into a definitive merger agreement with JP Realty, Inc. ("JP Realty"), a publicly held real estate investment trust and its operating partnership subsidiary, Price Development Company, Limited Partnership ("PDC"). The total acquisition price of JP Realty will be approximately $1,100 million which includes assumption of approximately $460 million in existing debt and approximately $116 million of existing preferred operating units. Pursuant to the terms of the merger agreement, each outstanding share of JP Realty common stock will be converted into $26.10 in cash. Holders of common units of partnership interest PDC will receive $26.10 per unit in cash or, at the election of the holder, .522 units of 8.5% Series B convertible preferred partnership units of the Operating Partnership (convertible to Common Stock based on a conversion price of $50 per share). JP Realty owns or has an interest in 50 properties, including 18-enclosed regional mall centers, 25 anchored community centers, one free standing retail property and 6 mixed-use commercial/business properties, containing an aggregate of over 15.1 million square feet of GLA in 10 western states. The transaction is scheduled to close in the second quarter of 2002 and is subject to certain closing conditions including approval by the stockholders of JP Realty.

                    In addition, certain Unconsolidated Real Estate Affiliates completed significant investment and financing transitions since December 31, 2000 as summarized as follows:

                    During March 2001, GGP/Homart II closed on a new $125 million non-recourse mortgage loan collateralized by Stonebriar Centre. The new loan (the principal balance of which was increased to $135 million in August 2001) bears interest at LIBOR plus 75 basis points per annum and matures October 2003 (assuming all no cost extension options available are exercised). Approximately $80 million of the proceeds was

                                    32 of 40
                    advanced to GGP/Homart at March 31, 2001 to repay other GGP/Homart mortgage debt and the majority of the remainder was utilized to fund the cash portion of the March, 2001 purchase of the Willowbrook Mall in Houston, Texas as discussed in Note 4. The balance of the $145 million purchase price of Willowbrook Mall was financed by a $102 million non-recourse mortgage loan which bears interest at 6.93% per annum and matures in April 2011.

                    In April 2001, GGP/Homart closed on a new $90 million non-recourse mortgage loan collateralized by Vista Ridge Mall. The new mortgage loan refinanced the approximately $69.3 million allocated to the Vista Ridge Mall portion of GGP/Homart pooled financing. The new mortgage loan bears interest at a rate of 6.87% per annum, requires monthly payments of principal and interest and matures in April 2011.

                    In July 2001, GGP/Homart obtained a new $100 million redevelopment loan collateralized by Brass Mill Center and Commons. The new loan bore interest at LIBOR plus 162.5 basis points and was scheduled to mature in July 2003. This loan was refinanced in December 2001 with a portion of the proceeds of the GGP MPTC financing described below.

                    In August 2001, GGP/Homart II refinanced Northbrook Court. The new fixed-rate $98 million non-recourse loan repaid the $74 million allocated to the Northbrook Court portion of the GGP/Homart II pooled financing. The new loan provides for monthly payments of principal and interest at a rate of 7.15% per annum and is scheduled to mature in September 2011.

                    In September 2001, GGP/Homart refinanced the mortgage loan collateralized by Arrowhead Towne Center with a new non-recourse mortgage loan securing two promissory notes, one in the amount of $75 million and the other in the amount of $10 million. The notes are identical, other than the amounts, and bear interest at 6.9% per annum and mature in October 2011.

                    In November 2001, GGP/Homart repaid the $35 million mortgage loan collateralized by the Moreno Valley Mall. This repayment was financed by current working capital which was replaced in December 2001 by a portion of the proceeds of the GGP MPTC financing described below.

                    None of the Company's consolidated debt is scheduled to mature in 2002 and approximately $282 million of consolidated debt is scheduled to mature in 2003. In addition, the Unconsolidated Real Estate Affiliates have certain mortgage loans maturing in 2002 (the Company's prorata portion of which is approximately $179.7 million). Although agreements to refinance all of such indebtedness have not yet been reached, the Company anticipates that all of its debt will be repaid on a timely basis. Other than as described above or in conjunction with possible future acquisitions, there are no current plans to incur additional debt, increase the amounts available under the Term Loan or raise equity capital. If additional capital is required, the Company believes that it can increase the amounts available under the Term Loan, obtain new revolving credit facilities, obtain an interim bank loan, obtain additional mortgage financing on under-leveraged or unencumbered assets, enter into new joint venture partnership arrangements or raise additional debt or equity capital. However, there can be no assurance that the Company can obtain such financing on satisfactory terms. The Company will continue to monitor its capital structure, investigate potential investments or joint venture partnership arrangements and purchase additional properties if they can be acquired and financed on terms that the Company reasonably believes will enhance long-term stockholder value. When property operating cash flow has been increased, the Company anticipates the refinancing of portions of its long-term floating rate debt with

                                    33 of 40
                       pooled or property-specific, non-recourse fixed-rate mortgage financing.

                       Net cash provided by operating activities was $207.1 million in 2001, a decrease of $73 million from $280.1 million in the same period in 2000. Net income before gain on sales, extraordinary items and cumulative effect of accounting change decreased $28.2 million, which was primarily due to the $66 million provision for the discontinuance of the Network Services development activities as described above.

                       Net cash provided by operating activities was $287.1 million in 2000, an increase of $81.4 million from $205.7 million in the same period in 1999. Net income before gain on sales, extraordinary items and cumulative affect of acquiring change increased $27.4 million, which was primarily due to earnings attributable to properties acquired in 2000 and 1999.

Summary of Investing   Net cash used by investing activities in 2001 was $367.4
          Activities   million, compared to a use of $349.9 million in 2000.
                       Cashflow from investing activities was affected by the timing of acquisitions, development and improvements to real estate properties, requiring a use of cash of approximately $338.2 million in 2001 compared to $286.7 million in 2000. In addition, approximately $155.1 million of the use of cash for investing activities was the purchase of the marketable securities discussed in
                       Note 1.

                       Net cash used by investing activities was $356.9 million in 2000 compared to $1,238.3 million of cash used in 1999. Cash flow from investing activities was impacted by acquisitions, development and improvements to real estate properties, which utilized cash of approximately $286.7 million in 2000 and $1,248.4 million in 1999 due to fewer acquisitions of investment property in 2000 as compared to 1999.

          Summary of   Financing activities provided cash of $293.8 million in
Financing Activities   2001, compared to $71.4 million in 2000. The 2001
                       Offering resulted in net proceeds of approximately $345 million which, as described in Note 1, was utilized to reduce outstanding indebtedness and provide for additional working capital. An additional significant contribution of cash from financing activity was financing from mortgages and acquisition debt, which had a positive impact of $2,138 million in 2001 versus approximately $360 million in 2000. The majority of such financing was attributable to the GGP MPTC financing described above. The additional financing was used to repay existing indebtedness and to fund the acquisitions and redevelopment of real estate as discussed above. The remaining uses of cash consisted primarily of increased distributions (including dividends paid to preferred stockholders in 2001 and 2000).

                       Financing activities in 2000 provided $71.4 million of cash compared to a $1,038.5 million source of cash flow in 1999. The proceeds from the issuance of the preferred units of membership interest provided approximately $170.6 million of cash from financing activities in 2000. The majority of the cash flow from financing activities in 1999 were from the $1,736.1 million of proceeds of mortgage and other notes payable. Distributions to common stockholders and the minority interests in the Operating Partnership were $152.5 million in 2000 compared to $120.8 million in 1999. The increase in distributions is due to the increased distribution rate on the Common Stock and Operating Partnership Units during 2000 compared to 1999 as well as the issuance of the preferred units of membership interest as discussed above and in
                       Note 1.

   REIT Requirements   In order to remain qualified as a real estate investment
                       trust for federal income tax purposes, the Company must, among other things, distribute at least 90% of its ordinary taxable income to stockholders and distribute to stockholders, or pay tax on, 100% of capital gains. The following factors, among others, will

                                    34 of 40
                      affect operating cash flow and, accordingly, influence the decisions of the Board of Directors regarding distributions: (i) scheduled increases in base rents of existing leases; (ii) changes in minimum base rents and/or percentage rents attributable to replacement of existing leases with new or renewal leases; (iii) changes in occupancy rates at existing centers and procurement of leases for newly developed centers; and (iv) the Company's share of operating cash flow generated by the Unconsolidated Joint Ventures, to the extent distributed to the Company, less oversight costs and debt service on additional loans that have been or will be incurred to finance Company acquisitions. The Company anticipates that its operating cash flow, and potential new debt or equity from future offerings, new financings or refinancings will provide adequate liquidity to conduct its operations, fund general and administrative expenses, fund operating costs and interest payments and allow distributions to the Company's preferred and common stockholders in accordance with the requirements of the Code for continued qualification as a real estate investment trust and to avoid any Company level federal income or excise tax.

                      On January 1, 2001 the REIT provisions of the Tax Relief Extension Act of 1999 became effective. Among other things, the law permits a REIT to own up to 100% of the stock of a Taxable REIT Subsidiary ("TRS"). A TRS, which must pay corporate income tax, can provide services to REIT tenants and others without disqualifying the rents that a REIT receives from its tenants. Accordingly, on January 1, 2001 the Operating Partnership acquired for nominal cash consideration 100% of the common stock of GGMI and has elected in 2001 to have GGMI treated as a TRS. In connection with the acquisition, the GGMI preferred stock owned by the Operating Partnership was cancelled and approximately $40 million of the outstanding loans owed by GGMI to the Operating Partnership contributed to the capital of GGMI. The Operating Partnership and GGMI concurrently terminated the management contracts for the Wholly-Owned Centers as the management activities would thereafter be performed directly by the Company. GGMI has continued to manage, lease, and perform various other services for the Unconsolidated Centers and other properties owned by unaffiliated third parties.

    Recently Issued   As more fully described in Note 13, certain accounting
         Accounting   pronouncements were issued in 2001, which either became
     Pronouncements   effective in 2001 or will become effective in subsequent
                      years. The Company does not expect the application of such new pronouncements to have a significant impact on its consolidated results of operations. However, the Company has over the past six months experienced a significant increase in its stock price. Pursuant to Interpretation 44 as more fully described in Note 13, certain options granted under the 1998 Incentive Plan (Note 9) may vest in 2002 which would cause the recognition of approximately
                      $5.3 million of additional compensation cost in 2002.

Economic Conditions   Inflation has been relatively low and has not had a
                      significant detrimental impact on the Company. Should inflation rates increase in the future, substantially all of the Company's tenant leases contain provisions designed to partially mitigate the negative impact of inflation.
                      Such provisions include clauses enabling the Company to receive percentage rents based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases expire each year which may enable the Company to replace or renew such expiring leases with new leases at higher base and/or percentage rents, if rents under the expiring leases are below the then-existing market rates. Finally, many of the existing leases require the tenants to pay all or substantially all of their share of certain operating expenses, including common area maintenance, real estate taxes and insurance, thereby partially reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

                                    35 of 40

                    Inflation also poses a potential threat to the Company due to the possibility of future increases in interest rates. Such increases would adversely impact the Company due to the amount of its outstanding floating rate debt. However, in recent years, the Company's ratio of interest expense to cash flow has continued to decrease. Therefore, the relative risk the Company bears due to interest expense exposure has been declining. In addition, the Company has limited its exposure to interest rate increases on a portion of its floating rate debt by arranging interest rate cap and swap agreements as described below. Finally, subject to current market conditions, the Company has a policy of replacing variable rate debt with fixed rate debt. (See Note 5).

                    During 2000 and 2001, the retail sector was experiencing declining growth due to layoffs, eroding consumer confidence, falling stock prices and, most recently, the September 11th attacks. Although the 2001 holiday season was generally stronger than economist predictions, the retail sector and the economy as a whole remains weak. Such reversals or reductions in the retail market adversely impacts the Company as demand for leasable space is reduced and rents computed as a percentage of tenant sales declines. In addition, a number of local, regional and national retailers, including tenants of the Company, have voluntarily closed their stores or filed for bankruptcy protection during the last few years. Most of the bankrupt retailers reorganized their operations and/or sold stores to stronger operators. Although some leases were terminated pursuant to the lease cancellation rights afforded by the bankruptcy laws, the impact on Company earnings was negligible. Over the last three years, the provision for doubtful accounts has averaged only $3.3 million per year, which represents less than 1% of average total revenues of $704.9 million. In addition, the Company historically has generally been successful in finding new uses or tenants for retail locations that are vacated either as a result of voluntary store closing or bankruptcy proceedings. Therefore, the Company does not expect these store closings or bankruptcy reorganizations to have a material impact on its consolidated financial results of operations.

                    The Company and its affiliates currently have interests in 97 operating shopping centers in the United States. The Portfolio Centers are diversified both geographically and by property type (both major and middle market properties) and this may mitigate the impact of a potential economic downturn at a particular property or in a particular region of the country.

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

                    In order to enhance the value and competitiveness of its properties through technology, the Company has installed a broadband wiring and routing system that provides tenants at its properties with the supporting equipment to allow tenants and mall locations to arrange high-speed cable access to the Internet (the "Broadband

                                    36 of 40

                    System") as more fully discussed in Note 11. The Company has made a cumulative investment of approximately $67.7 million in the Broadband System as of December 31, 2001, which has been reflected in buildings and equipment and investments in Unconsolidated Real Estate Affiliates in the accompanying consolidated financial statements.


         ITEM 7A.   The Company has not entered into any transactions using
 QUANTITATIVE AND   derivative commodity instruments. The Company is subject to
      QUALITATIVE   market risk associated with changes in interest rates.
      DISCLOSURES   Interest rate exposure is principally limited to the
     ABOUT MARKET   $1,158.7 million of debt of the Company outstanding at
             RISK   December 31, 2001 that is priced at interest rates that vary with the market. However, approximately $666.9 million of such floating rate consolidated debt is comprised of non-recourse commercial mortgage-backed securities which are subject to interest rate swap agreements, the effect of which is to fix the interest rate the Company would be required to pay on such debt to approximately 4.85% per annum. Therefore, a 25 basis point movement in the interest rate on the remaining $492 million of variable rate debt would result in an approximately $1.2 million annualized increase or decrease in consolidated interest expense and cash flows. The remaining debt is fixed rate debt. In addition, the Company is subject to interest rate exposure as a result of the variable rate debt collateralized by the Unconsolidated Real Estate Affiliates for which similar interest rate swap agreements have not been obtained. The
                    Company's share (based on the Company's respective equity ownership interests in the Unconsolidated Real Estate
                    Affiliates) of such variable rate debt was approximately
                    $430 million. A similar 25 basis point annualized movement in the interest rate on the variable rate debt of the Unconsolidated Real Estate Affiliates would result in an approximately $1.1 million annualized increase or decrease in the Company's equity in the income and cash flows from the Unconsolidated Real Estate Affiliates. The Company is further subject to interest rate risk with respect to its fixed rate financing in that changes in interest rates will impact the fair value of the Company's fixed rate financing.
                    The Company has an ongoing program of refinancing its consolidated and unconsolidated variable and fixed rate debt and believes that this program allows it to vary its ratio of fixed to variable rate debt and to stagger its debt maturities to respond to changing market rate conditions.
                    Reference is made to Item 2 above and Note 5 for additional debt information. The Company is further subject to market risk associated with changes in interest rates with respect to its $155.1 million investment in marketable securities. A similar 25 basis point movement in interest rates would result in an approximately $.4 million annualized increase or decrease in interest income and cash flow.

ITEM 8. FINANCIAL
   STATEMENTS AND
    SUPPLEMENTARY   Reference is made to the Index to Consolidated Financial
             DATA   Statements and Consolidated Financial Statement Schedules on
                    page F-1 for the required information.

  ITEM 9. CHANGES   On March 29, 2001, the Board of Directors of General Growth,
           IN AND   acting upon the recommendation of the Audit Committee of the
    DISAGREEMENTS   Board, approved the engagement of Deloitte & Touche LLP as
             WITH   its independent accountants for the fiscal year ending
   ACCOUNTANTS ON   December 31, 2001 to replace the firm of
   ACCOUNTING AND   PricewaterhouseCoopers LLP ("PwC"), who  was informed on
        FINANCIAL   March 29, 2001 that it would no longer serve as the
       DISCLOSURE   Company's independent accountants.

                    The reports of PwC on the Company's financial statements for the past two fiscal years contained no adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits for the two most recent fiscal years and the subsequent interim period

                                    37 of 40
                    through March 29, 2001, there have been no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused them to make reference thereto in their reports on the financial statements for such years. During the two most recent fiscal years and the subsequent interim period through March 29, 2001, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

                    During the two most recent fiscal years and the subsequent interim period through March 29, 2001, the Company did not consult with Deloitte & Touche LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

                    The Company had reported this change in accountants in a Current Report on Form 8-K, as amended, dated March 29, 2001, and the Company provided PwC with a copy of the disclosures of the Company in response to Item 4 in such Form 8-K. PwC furnished the Company a letter addressed to the Securities and Exchange Commission stating that it agrees with certain statements of the Company made in the Form 8-K. A copy of such letter is incorporated by reference into Exhibit 16 of this Form 10-K.

          PART III

          ITEM 10. The information which appears under the captions "Election DIRECTORS AND of Directors" and "Executive Officers" in the Company's
         EXECUTIVE proxy statement for its 2002 Annual Meeting of Stockholders OFFICERS OF THE is incorporated by reference into this Item 10.
           COMPANY


ITEM 11. EXECUTIVE The information which appears under the caption "Executive COMPENSATION Compensation" in the Company's proxy statement for its 2002
                    Annual Meeting of Stockholders is incorporated by reference into this Item 11; provided, however, that the Report of the Compensation Committee of the Board of Directors on Executive Compensation shall not be incorporated by reference herein, in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or in any of the Company's future filings.

 ITEM 12. SECURITY The information which appears under the captions "Certain OWNERSHIP OF Relationships and Related Party Transactions" and "Stock
CERTAIN BENEFICIAL  Ownership" in the Company's proxy statement for its 2002
        OWNERS AND Annual Meeting of Stockholders is incorporated by MANAGEMENT reference into this Item 12.

  ITEM 13. CERTAIN The information which appears under the caption RELATIONSHIPS "Compensation Committee Interlocks and Insider
       AND RELATED Participation" and "Certain Relationships and Related Party TRANSACTIONS Transactions" in the Company's proxy statement for its 2002
                    Annual Meeting of Stockholders is incorporated by reference into this Item 13.

           PART IV

ITEM 14. EXHIBITS, (a) Financial Statements and Financial Statement Schedules. FINANCIAL
       STATEMENTS,  The consolidated financial statements and schedules listed in the accompanying Index to

                                    38 of 40

    SCHEDULES AND   Consolidated Financial Statements and Financial Statement
       REPORTS ON   Schedules are filed as part of this Annual Report on Form
         FORM 8-K   10-K.

                    (b) The following reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                    The Company's Report on Form 8-K dated November 20, 2001 describing under Item 5 the Company's pricing of the GGP MPTC financing. No financial statements were required to be filed therewith.

                    The Company's Report on Form 8-K dated December 5, 2001 describing under Item 5 the Company's completion of the placement of $2.55 billion of GGP MPTC financing. No financial statements were required to be filed therewith.

                    The Company's Report on Form 8-K dated December 12, 2001 describing under Item 5 the Company's negotiations to acquire a multi-billion portfolio of real estate assets. No financial statements were required to be filed therewith.

                    The Company's Report on Form 8-K dated December 12, 2001 describing under Item 5 the issuance and sale of 9,200,000 shares of Common Stock of the Company. No financial statements were required to be filed therewith.

                    The Company's Report on Form 8-K dated December 14, 2001 describing under Item 5 the rejection of the Company's bid to acquire a multi-billion portfolio of real estate assets. No financial statements were required to be filed therewith.

                    (c) Exhibits.

                    See Exhibit Index on page S-1

                                    39 of 40

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         GENERAL GROWTH PROPERTIES, INC.


By:  /s/ John Bucksbaum
--------------------------
John Bucksbaum,
Chief Executive Officer                                           March 14, 2002


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                   Title                              Date
/s/ Matthew Bucksbaum
--------------------------
Matthew Bucksbaum              Chairman of the Board                         March 14, 2002


/s/ Robert Michaels
--------------------------
Robert Michaels                Director, President                           March 14, 2002
                               and Chief Operating Officer

/s/ Bernard Freibaum
--------------------------
Bernard Freibaum               Executive Vice President, Chief Financial
                               Officer and Principal Accounting Officer      March 14, 2002


/s/ Anthony Downs
--------------------------
Anthony Downs                  Director                                      March 14, 2002


/s/ Morris Mark
--------------------------
Morris Mark                    Director                                      March 14, 2002


/s/ Beth Stewart
--------------------------
Beth Stewart                   Director                                      March 14, 2002


/s/ Alan Cohen
--------------------------
Alan Cohen                     Director                                      March 14, 2002

                                    40 of 40

                        GENERAL GROWTH PROPERTIES, INC.


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      AND CONSOLIDATED FINANCIAL STATEMENT
                                    SCHEDULE

The following consolidated financial statements and consolidated financial statement schedule are included in Item 8 of this Annual Report on Form 10-K:

General Growth Properties, Inc.

Financial Statements                                                     Page(s)

  Independent Auditors' Report                                               F-2

  Independent Auditors' Report                                               F-3

  Independent Auditors' Report                                               F-4

Report of Independent Accountants                                            F-5

  Consolidated Balance Sheets as of December 31, 2001 and 2000               F-6

  Consolidated Statements of Operations and Comprehensive Income
     for the years ended December 31, 2001, 2000 and 1999                    F-7

  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 2001, 2000 and 1999                       F-8, F-9

  Consolidated Statements of Cash Flows for the years ended
     December 31, 2001, 2000 and 1999                                       F-10

  Notes to Consolidated Financial Statements                        F-11 to F-42


Financial Statement Schedule

  Independent Auditors' Report                                        F-43, F-44

  Schedule III - Real Estate and Accumulated Depreciation                   F-45


All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and related notes.

                          Independent Auditors' Report

Board of Directors and Stockholders
General Growth Properties, Inc.

We have audited the accompanying consolidated balance sheet of General Growth Properties, Inc. (the "Company") as of December 31, 2001, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. We did not audit the consolidated financial statements of GGP/Homart, Inc. and GGP/Homart II L.L.C., the Company's investments in which are accounted for by use of the equity method. The Company's equity of $223,650,000 in GGP/Homart, Inc. net assets and $134,453,000 in GGP/Homart II L.L.C.'s net assets as of December 31, 2001 and of $21,822,000 and $23,995,00 in GGP/Homart, Inc. net income and GGP/Homart II L.L.C.'s net income, respectively, for the year then ended are included in the accompanying consolidated financial statements. The consolidated financial statements of GGP/Homart, Inc. and GGP/Homart II L.L.C. were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such companies, is based solely on the reports of such other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the reports of the other auditors, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of General Growth Properties, Inc. at December 31, 2001, and the consolidated results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

Deloitte & Touche LLP


Chicago, Illinois
February 6, 2002
(March 3, 2002 as to Note 15)

                          Independent Auditors' Report

The Stockholders
GGP/Homart, Inc:

We have audited the consolidated balance sheet of GGP/Homart, Inc. (a Delaware Corporation) and subsidiaries (the Company) as of December 31, 2001, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of GGP/Homart, Inc. and subsidiaries as of December 31, 2000 were audited by other auditors whose report dated January 26, 2001 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of GGP/Homart, Inc. and subsidiaries at December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

KPMG LLP

Chicago, Illinois
January 30, 2002

                          Independent Auditors' Report

The Members
GGP/Homart II L.L.C.:

We have audited the consolidated balance sheet of GGP/Homart II L.L.C. (a Delaware Limited Liability Company) and subsidiaries (the Company) as of December 31, 2001, and the related consolidated statements of income and comprehensive income, members' equity and cash flows for the year then ended (not presented separately herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of GGP/Homart II L.L.C. and subsidiaries as of December 31, 2000 were audited by other auditors whose report dated January 26, 2001 expressed an unqualified opinion on those statements.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2001 consolidated financial statements referred to above present fairly, in all material respects, the financial position of GGP/Homart II L.L.C. and subsidiaries at December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 1, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.

KPMG LLP

Chicago, Illinois
January 30, 2002

                        Report of Independent Accountants

To the Board of Directors and Stockholders
General Growth Properties, Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations and comprehensive income, of stockholders' equity and of cash flows present fairly, in all material respects, the financial position of General Growth Properties, Inc. at December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP

Chicago, Illinois
February 6, 2001

                        GENERAL GROWTH PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

              (Dollars in thousands, except for per share amounts)

                            ASSETS
                            ------
                                                                                       December 31,
                                                                               -----------------------
                                                                                   2001        2000
                                                                               ----------   ----------
   Investment in real estate:
     Land                                                                      $  649,312   $  649,160
     Buildings and equipment                                                    4,379,143    3,906,114
     Less accumulated depreciation                                              (624,986)    (488,130)
     Developments in progress                                                      57,436      121,466
                                                                               ----------   ----------
        Net property and equipment                                              4,460,905    4,188,610
     Investment in and loans from Unconsolidated Real Estate Affiliates           617,677      762,726
                                                                               ----------   ----------
        Net investment in real estate                                           5,078,582    4,951,336
   Cash and cash equivalents                                                      160,755       27,229
   Marketable securities                                                          155,103            -
   Tenant accounts receivable, net                                                 93,043       96,157
   Deferred expenses, net                                                         100,313      105,534
   Investment in and note receivable from General Growth
     Management, Inc.                                                                   -       66,079
   Prepaid expenses and other assets                                               59,011       37,769
                                                                               ----------   ----------
                                                                               $5,646,807   $5,284,104
                                                                               ----------   ----------
                LIABILITIES AND STOCKHOLDERS' EQUITY
                ------------------------------------
   Mortgage notes and other debt payable                                       $3,398,207   $3,244,126
   Distributions payable                                                           62,368       47,509
   Network discontinuance reserve                                                   5,161            -
   Accounts payable and accrued expenses                                          104,826      186,393
                                                                               ----------   ----------
                                                                                3,570,562    3,478,028
  Minority interests:
     Redeemable Preferred Units                                                   175,000      175,000
     Common Units                                                                 380,359      355,158
                                                                                ---------   ----------
                                                                                  555,359      530,158
                                                                                        -            -
 Commitments and contingencies

 Preferred stock: $100 par value; 5,000,000 shares authorized;                    337,500      337,500
     345,000 designated as PIERS (Note 1) which are convertible and carry a
     $1,000 liquidation value, 337,500 of which were issued and outstanding at
     December 31, 2001 and 2000

   Stockholders' Equity:
        Common stock: $.10 par value; 210,000,000 shares authorized;
        61,923,932 and 52,281,259 shares issued and outstanding                     6,192        5,228
        as of December 31, 2001 and 2000, respectively                          1,523,213    1,210,261
     Additional paid-in capital                                                  (328,349)    (266,085)
     Retained earnings (deficit)                                                  (19,890)      (9,449)
     Notes receivable-common stock purchase                                         2,220       (1,537)
                                                                               ----------   ----------
     Accumulated other comprehensive gains (losses)                             1,183,386      938,418
                                                                               ----------   ----------
        Total stockholders' equity                                             $5,646,807   $5,284,104
                                                                               ==========   ==========

                        GENERAL GROWTH PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
              (Dollars in thousands, except for per share amounts)

                                                                                             Years ended December 31,
                                                                                             ------------------------
                                                                                           2001         2000       1999
                                                                                           ----         ----       ----
   Revenues:
   Minimum rents                                                                       $  468,617   $ 439,981   $ 387,547
   Tenant recoveries                                                                      221,850     213,502     180,584
   Overage rents                                                                           22,849      28,626      27,011
   Fees*                                                                                   77,344       7,017       5,405
   Other                                                                                   13,049       9,641      11,795
                                                                                       ----------   ---------   ---------
     Total revenues                                                                       803,709     698,767     612,342
   Operating expenses:
   Real estate taxes                                                                       52,200      49,447      45,572
   Management fees to affiliate                                                                 -       4,439       6,612
   Property operating                                                                     234,235     163,972     143,622
   Provision for doubtful accounts                                                          3,402       2,025       4,425
   General and administrative                                                               6,006       6,351       5,857
   Depreciation and amortization                                                          145,352     119,663     108,272
    Network discontinuance costs                                                           66,000           -           -
                                                                                       ----------   ---------   ---------
   Total operating expenses                                                               507,195     345,897     314,360
                                                                                       ----------   ---------   ---------
   Operating income                                                                       296,514     352,870     297,982

   Interest income                                                                          4,655      12,452      16,482
   Interest expense                                                                      (214,277)   (225,101)   (190,586)
   (Income) loss allocated to minority interests                                          (40,792)    (52,380)    (33,058)
   Equity in income (loss) of unconsolidated affiliates                                    63,566      50,063      19,689
                                                                                       ----------   ---------   ---------
   Income (loss) before gain on sales, extraordinary items and cumulative effect
    of accounting change                                                                  109,666     137,904     110,509
   Gain on sales                                                                                -          44       4,412
                                                                                       ----------   ---------   ---------
   Income (loss) before extraordinary items and cumulative effect
    f accounting change                                                                   109,666     137,948     114,921
   Extraordinary items                                                                    (14,022)          -     (13,796)
   Cumulative effect of accounting change                                                  (3,334)          -           -
                                                                                       ----------   ---------   ---------
     Net income (loss)                                                                     92,310     137,948     101,125
   Convertible Preferred Stock Dividends (PIERS)                                          (24,467)    (24,467)    (24,467)
                                                                                       ----------   ---------   ---------
     Net income (loss) available to common stockholders                                $   67,843   $ 113,481   $  76,658
                                                                                       ==========   =========   =========


   Earnings (loss) before extraordinary items and
    cumulative effect of accounting change per share-basic                             $     1.61   $    2.18   $    1.97
                                                                                       ==========   =========   =========
   Earnings (loss) before extraordinary items and
    cumulative effect of accounting change per share-diluted                           $     1.61   $    2.18   $    1.96
                                                                                       ==========   =========   =========

   Earnings (loss) per share-basic                                                     $     1.28   $    2.18   $    1.67
                                                                                       ==========   =========   =========
   Earnings (loss) per share-diluted                                                   $     1.28   $    2.18   $    1.66
                                                                                       ==========   =========   =========

   Net income (loss)                                                                   $   92,310   $ 137,948   $ 101,125
   Other comprehensive income (loss):
     Net unrealized gains (losses) on financial instruments, net of minority interest       2,389           -           -
     Equity in unrealized income (loss) on available-for-sale
     securities of unconsolidated affiliate, net of minority interest                       1,368         177      (1,714)
                                                                                       ----------   ---------   ---------
   Comprehensive income (loss)                                                         $   96,067   $ 138,125   $  99,411
                                                                                       ==========   =========   =========

* Including $45,079, $6,957 and $5,362 respectively from Unconsolidated Real Estate Affiliates

The accompanying notes are an integral part of these consolidated financial statements.

                         GENERAL GROWTH PROPERTIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              (Dollars in thousands, except for per share amounts)

                                                                                                       Other       Total
                                                                 Additional   Retained    Employee    Compre-     Stock-
                                              Common Stock         Paid-in    Earnings     Stock      hensive    holders'
                                          Shares       Amount      Capital    (Deficit)    Loans  Gains/(Losses)  Equity
                                          ------       ------      -------     -------     -----  -------------   ------

Balance, December 31, 1998              39,000,972     $3,900   $ 843,238   $(258,267)   $(3,164)  $     --     $585,707
Net income                                                                    101,125                            101,125
Cash distributions declared
    ($1.98 per share)                                                         (90,590)                           (90,590)
Convertible Preferred Stock Dividends                                         (24,467)                           (24,467)
Issuance of common stock,
    net of $1,929 of issuance costs     10,000,000      1,000     329,296                                        330,296
Exercise of stock options,
    net of employee stock loans             60,000          6       1,134                   (380)                    760
Reduction in employee stock loans
Conversion of operating partnership
    units to common stock                                                                    124                     124
Conversion of interests
    in GGP/Homart to Common Stock        2,603,291        261      90,252                                         90,513
Conversion of operating partnership
    units to common stock                   33,162          3         519                                            522
Other comprehensive loss of
    unconsolidated affiliate                                                                         (1,714)      (1,714)
Adjustment for minority interest
    in operating partnership                                      (64,518)                                       (64,518)
                                        ----------     ------   ---------   ---------    -------  ---------     --------

Balance, December 31, 1999              51,697,425      5,170   1,199,921    (272,199)    (3,420)    (1,714)     927,758
                                        ----------     ------   ---------   ---------    -------  ---------     --------

Net income                                                                    137,948                            137,948
Cash distributions declared
    ($2.06 per share)                                                        (107,367)                          (107,367)
Convertible Preferred Stock Dividends                                         (24,467)                           (24,467)
RPU issuance costs                                                 (4,375)                                        (4,375)
Conversion of operating partnership
    units to common stock                  212,050         21       5,490                                          5,511
Issuance of Common Stock, net of
    employee stock option loans            371,784         37      10,666                 (6,029)                  4,674

Other comprehensive gains of
    unconsolidated affiliate                                                                            177          177
Adjustment for minority interest
    in operating partnership                                       (1,441)                                        (1,441)

----------------------
continued on next page

                         GENERAL GROWTH PROPERTIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              (Dollars in thousands, except for per share amounts)

Balance, December 31, 2000              52,281,259     $5,228  $1,210,261   $(266,085)  $ (9,449)   $(1,537)  $  938,418
                                      ------------  ---------  ----------   ---------    --------   -------   ----------
Net income                                                                     92,310                             92,310
Cash distributions declared
    ($2.36 per share)                                                        (130,107)                          (130,107)
Convertible Preferred Stock Dividends                                         (24,467)                           (24,467)
Conversion of operating partnership
    units to common stock                   21,212          2         575                                            577
Issuance of Common Stock, net of
    employee stock option loans          9,621,461        962     357,824                (10,441)                348,345
Other comprehensive gains                                                                             3,757        3,757
Adjustment for minority interest
    in operating partnership                                      (45,447)                                       (45,447)
                                      ------------  ---------  ----------   ---------   --------    -------   ----------
Balance, December 31, 2001              61,923,932     $6,192  $1,523,213   $(328,349)  $(19,890)   $ 2,220   $1,183,386
                                      ============  =========  ==========   =========   ========    =======   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                         GENERAL GROWTH PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              (Dollars in thousands, except for per share amounts)

                                                                         2001           2000           1999
                                                                      -----------    -----------    -----------
Cash flows from operating activities:
    Net Income                                                        $    92,310    $   137,948    $   101,125
Adjustments to reconcile net income to net cash
 provided by operating activities:
    Minority interests                                                     40,792         52,380         33,058
    Extraordinary items                                                    14,022              -         10,454
    Cumulative effect of accounting change                                  3,334              -              -
    Equity in net income of unconsolidated affiliates                     (63,566)       (50,063)       (19,689)
    Provision for doubtful accounts                                         3,402          2,025          4,425
    Distributions received from unconsolidated affiliates                  59,403         37,523         29,825
    Depreciation                                                          128,682        111,457        105,046
    Amortization                                                           24,196         15,232          7,828
    Gain on sales                                                               -            (44)        (4,412)
Net Changes:
    Tenant accounts receivable                                             15,810        (14,059)       (26,856)
    Prepaid expenses and other assets                                        (821)         1,550         (9,183)
    Increase in deferred expenses                                         (33,595)       (22,371)       (16,429)
    Network discontinuance reserve                                          5,161              -              -
    Accounts payable and accrued expenses                                 (82,005)        15,525         (9,487)
                                                                      -----------    -----------    -----------
     Net cash provided by (used in) operating activities                  207,125        287,103        205,705
                                                                      -----------    -----------    -----------

Cash flows from investing activities:
    Acquisition/development of real estate and improvements
     and additions to properties                                         (338,236)      (286,734)    (1,248,371)
    Network and Broadband System additions                                (47,037)             -              -
    Increase in investments in unconsolidated affiliates                  (23,229)       (91,663)       (55,361)
    Increase in mortgage note receivable                                        -              -        (31,065)
    Change in notes receivable from General Growth Management, Inc.             -         (2,406)         6,671
    Reduction in employee stock loans                                           -              -            124
    Distributions received from unconsolidated affiliates                 101,243         23,889         89,734
    Loans from unconsolidated affiliates                                   94,996              -              -
    Increase in investments in marketable securities                     (155,103)             -              -
                                                                      -----------    -----------    -----------
     Net cash provided by (used in) investing activities                 (367,366)      (356,914)    (1,238,268)
                                                                      -----------    -----------    -----------

Cash flows from financing activities:
    Cash distributions paid to common stockholders                       (117,585)      (106,103)       (82,439)
    Cash distributions paid to minority interests                         (43,854)       (40,333)       (38,434)
    Cash distributions paid to holders of RPU's                           (15,663)        (6,091)             -
    Payment of dividends on PIERS                                         (24,467)       (24,467)       (24,467)
    Proceeds from sale of common stock, net of issuance costs             348,346          4,674        331,056
    Proceeds from issuance of RPU's, net of issuance costs                      -        170,625              -
    Proceeds from issuance of mortgage and other debt payable           2,137,667        360,301      1,736,072
    Principal payments on mortgage notes and other debt payable        (1,983,586)      (282,301)      (867,713)
    Increase in deferred expenses                                          (7,091)        (4,858)       (15,549)
                                                                      -----------    -----------    -----------
     Net cash provided by (used in) financing activities                  293,767         71,447      1,038,526
                                                                      -----------    -----------    -----------

Net change in cash and cash equivalents                                   133,526          1,636          5,963
Cash and cash equivalents at beginning of period                           27,229         25,593         19,630
                                                                      -----------    -----------    -----------
Cash and cash equivalents at end of period                            $   160,755    $    27,229    $    25,593
                                                                      ===========    ===========    ===========

Supplemental disclosure of cash flow information:

    Interest paid                                                     $   211,319    $   222,711    $   197,178
    Interest capitalized                                                   16,272         17,709         17,166
                                                                      ===========    ===========    ===========

Non-cash investing and financing activities:
    Common stock issued in exchange for Operating
     Partnership Units                                                $       577    $     5,511    $       522
    Common stock issued in exchange for GGP/Homart stock                        -              -         90,513
    Contribution of property, other assets and related debt,
     net to GGP/Homart II                                                       -              -        224,033
    Notes receivable issued for exercised stock options                    10,441          7,149            380
    Assumption and conversion of notes
     in conjunction with acquisition of property                            8,207         77,657              -
    Operating Partnership Units and common stock
     issued as consideration for purchase of real estate                        -            215              -
    Penalty on retirement of debt                                               -              -          8,655
    Distributions payable                                                  62,368         47,509         42,695
    Acquisition of GGMI                                                    66,079              -              -

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

               During December 2001, General Growth completed a public offering of 9,200,000 shares of Common Stock (the "2001 Offering"). General Growth received net proceeds of approximately $345,000 which was used to reduce outstanding indebtedness and increase working capital.

               On January 1, 2001, the Operating Partnership acquired for nominal cash consideration 100% of the common stock of General Growth Management, Inc. ("GGMI"). In connection with the acquisition, the GGMI preferred stock owned by the Operating Partnership was cancelled and approximately $40,000 of the outstanding loans owed by GGMI to the Operating Partnership were contributed to the capital of GGMI. The operations of GGMI have been fully consolidated with the Company as of and for the year ended December 31, 2001. This transaction was accounted for as a purchase. In addition, the Operating Partnership and GGMI concurrently terminated the management contracts for the Wholly-Owned Centers (as defined below) as the management activities would thereafter be performed directly by the Company. GGMI has continued to manage, lease, and perform various other services for the Unconsolidated Centers (as defined below) and other properties owned by unaffiliated third parties. During 2001, the Company elected that GGMI be treated as a taxable REIT subsidiary (a "TRS") as permitted under the Tax Relief Extension Act of 1999.

               Effective January 1, 2000, General Growth established a Dividend Reinvestment and Stock Purchase Plan ("DRSP"). General Growth has reserved for issuance up to 1,000,000 shares of Common Stock for issuance under the DRSP. The DRSP allows, in general, participants in the plan to make purchases of Common Stock from dividends received or additional cash investments. Although the purchase price of the Common Stock is determined by the current market price, the purchases will be made without fees or commissions. General Growth has and will satisfy DRSP Common Stock purchase needs through the issuance of new shares of Common Stock or by repurchases of currently outstanding Common Stock. As of December 31, 2001 an aggregate of 54,981 shares of Common Stock have been issued under the DRSP.

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

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

                    Redeemable Preferred Stock

                    During June 1998, General Growth completed a public offering of 13,500,000 depositary shares (the "Depositary Shares"), each representing 1/40 of a share of 7.25% Preferred Income Equity Redeemable Stock, Series A, par value $100 per share ("PIERS"). The Depositary Shares are convertible at any time, at the option of the holder, into shares of Common Stock at the conversion price of $39.70 per share of Common Stock. On or after July 15, 2003, General Growth has the option to redeem the PIERS and the Depositary Shares at the rate of .6297 shares of Common Stock per Depositary Share if the closing price of the Common Stock exceeds $45.65 per share for 20 trading days within any period of 30 consecutive trading days. In addition, the PIERS have a preference on liquidation of General Growth equal to $1,000 per PIERS (equivalent to $25.00 per Depositary Share), plus accrued and unpaid dividends, if any, to the liquidation date. The PIERS and the Depositary Shares are subject to mandatory redemption by General Growth on July 15, 2008 at a price of $1,000 per PIERS, plus accrued and unpaid dividends, if any, to the redemption date. Accordingly, the PIERS have been reflected in the accompanying consolidated financial statements at such liquidation or redemption value.

                    Shareholder Rights Plan

                    In November 1998, General Growth adopted a shareholder rights plan (the "Plan"), pursuant to which General Growth declared a dividend of one preferred share purchase right (a "Right") for each outstanding share of Common Stock outstanding on December 10, 1998 to the shareholders of record on that date. A Right is also attached to subsequently issued share of Common Stock. Prior to becoming exercisable, the Rights trade together with the Common Stock. In general, the Rights will become exercisable if a person or group acquires or announces a tender or exchange offer for 15% or more of the Common Stock. Each Right will initially entitle the holder to purchase from General Growth one one-thousandth of a share of newly-created Series A Junior Participating Preferred Stock, par value $100 per share (the "Preferred Stock"), at an exercise price of $148 per one one-thousandth of a share, subject to adjustment. In the event that a person or group acquires 15% or more of the Common Stock, each Right will entitle the holder (other than the acquirer) to purchase shares of Common Stock (or, in certain circumstances, cash or other securities) having a market value of twice the exercise price of a Right at such time. Under certain circumstances, each Right will entitle the holder (other than the acquirer) to purchase common stock of the acquirer having a market value of twice the exercise price of a Right at such time. In addition, under certain circumstances, the Board of Directors of General Growth may exchange each Right (other than those held by the acquirer) for one share of Common Stock, subject to adjustment. If the Rights become exercisable, holders of units of partnership interest in the Operating Partnership, other than General Growth, will receive the number of Rights they would have received if their units had been redeemed and the purchase price paid in Common Stock. The Rights expire on November 18, 2008, unless earlier redeemed by the General Growth Board of Directors for $0.01 per Right or such expiration date is extended.

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

                    Operating Partnership

                    The Operating Partnership commenced operations on April 15, 1993 and as of December 31, 2001, it owned 100% of fifty-four regional shopping centers (the "Wholly-Owned Centers"); 50% of the common stock of GGP/Homart, Inc. ("GGP/Homart"), 50% of the membership interests in GGP/Homart II, L.L.C. ("GGP/Homart II"), 51% of the common stock of GGP Ivanhoe, Inc. ("GGP Ivanhoe"), 51% of the common stock of GGP Ivanhoe III, Inc. ("GGP Ivanhoe III"), 50% of Quail Springs Mall and Town East Mall, and a 50% general partnership interest in Westlake Retail Associates, Ltd. ("Circle T") (collectively, the "Unconsolidated Real Estate Affiliates"), and a 100% common stock interest in GGMI. As of such date, GGP/Homart owned interests in twenty-three shopping centers, GGP/Homart II owned interests in eight shopping centers, GGP Ivanhoe owned 100% of two shopping centers, and GGP Ivanhoe III (through certain wholly-owned subsidiaries) owned 100% of eight shopping centers, collectively, with Quail Springs Mall and Town East Mall, the "Unconsolidated Centers". Circle T is currently developing a regional mall (in Dallas, Texas) and as it is not yet operational has been excluded from the definition of Unconsolidated Centers (see Notes 3 & 4). Together, the Wholly-Owned Centers and the Unconsolidated Centers comprise the "Company Portfolio" or the "Portfolio Centers".

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

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

                    As of December 31, 2001, the Company owned an approximate 76% general partnership interest in the Operating Partnership (excluding its preferred units of partnership interest as discussed below). The remaining approximate 24% minority interest in the Operating Partnership is held by limited partners that include trusts for the benefit of the families of the original stockholders who initially owned and controlled the Company and subsequent contributors of properties to the Company. These minority interests are represented by common units of limited partnership interest in the Operating Partnership (the "Units"). The Units can be redeemed at the option of the holders for cash or, at General Growth's election with certain restrictions, for shares of Common Stock on a one-for-one basis. The holders of the Units also share equally with General Growth's common stockholders on a per share basis in any distributions by the Operating Partnership on the basis that one Unit is equivalent to one share of Common Stock.

                    In connection with the issuance of the Depositary Shares and in order to enable General Growth to comply with its obligations with respect to the PIERS, the Operating Partnership Agreement was amended to provide for the issuance to General Growth of preferred units of limited partnership interest (the "Preferred Units") in the Operating Partnership which have rights, preferences and other privileges, including distribution, liquidation, conversion and redemption rights, that mirror those of the PIERS. Accordingly, the Operating Partnership is required to make all required distributions on the Preferred Units prior to any distribution of cash or assets to the holders of the Units. At December 31, 2001, 100% of the Preferred Units of the Operating Partnership (337,500) were owned by General Growth.

                    Changes in outstanding Operating Partnership Units (excluding the Preferred Units) for the three years ended December 31, 2001, are as follows:

                                                                        Units
                                                                        -----
                    December 31, 1998                                19,831,354
                      Conversion to common stock                        (33,162)
                                                                   ------------

                    December 31, 1999                                19,798,192
                      Acquisition of outparcel
                       at Greenwood Mall                                  7,563
                      Conversion to common stock                       (212,050)
                                                                   ------------

                    December 31, 2000                                19,593,705
                      Conversion to common stock                        (21,212)
                                                                   ------------

                    December 31, 2001                                19,572,493
                                                                   ============

                    Business Segment Information

                    The Financial Accounting Standards Board (the "FASB") issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131") in June of 1997. Statement 131 requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise. The primary business of General Growth and its consolidated affiliates is the owning and operation of shopping centers. General Growth evaluates operating results and allocates resources on a property-by-property basis. General Growth does not distinguish or group its consolidated operations on a geographic basis. Accordingly, General Growth has concluded it currently has a single reportable segment for Statement 131 purposes. Further, all operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues.

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

           NOTE 2   Principles of Consolidation
       SUMMARY OF
      SIGNIFICANT   The accompanying consolidated financial statements include
       ACCOUNTING   the accounts of the Company consisting of the fifty-four
         POLICIES   centers and the unconsolidated investments in GGP/Homart,
                    GGP/Homart II, GGP Ivanhoe, GGP Ivanhoe III, Circle T, Quail
                    Springs Mall, and Town East Mall and, until the acquisition of its common stock by the Operating Partnership in January
                    2001 as discussed above, GGMI. All significant intercompany balances and transactions have been eliminated.

                    Revenue Recognition

                    Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. As of December 31, 2001, approximately $49,027 has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant accounts receivable, net in the accompanying consolidated financial statements. Overage rents are recognized on an accrual basis once tenant sales revenues exceed contractual tenant lease thresholds. Recoveries from tenants for taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable costs are incurred. Fee income primarily represents GGMI management and leasing fees in 2001 due to the consolidation of GGMI and, in 2000 and 1999, financing fees and other ancillary services performed by the Company for the benefit of its Unconsolidated Real Estate Affiliates. Management and leasing fees of GGMI are recognized as services are rendered.

                    The Company provides an allowance for doubtful accounts against the portion of accounts receivable which is estimated to be uncollectible. Such allowances are reviewed periodically based upon the recovery experience of the Company. Accounts receivable in the accompanying consolidated balance sheets are shown net of an allowance for doubtful accounts of $5,523 and $7,665 as of December 31, 2001 and 2000, respectively.

                    Cash And Cash Equivalents

                    The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The cash and cash equivalents of the Company are held at two financial institutions.

                    Deferred Expenses

                    Deferred expenses consist principally of financing fees which are amortized over the terms of the respective agreements and leasing commissions which are amortized over the average life of the tenant leases. Deferred expenses in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of $61,282 and $52,240 as of December 31, 2001 and 2000, respectively.

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

                    Financial Investments

                    Statement No. 107, Disclosure about the Fair Value of Financial Instruments, ("SFAS No. 107"), issued by the Financial Accounting Standards Board ("FASB"), requires the disclosure of the fair value of the Company's financial instruments for which it is practicable to estimate that value, whether or not such instruments are recognized in the consolidated balance sheets. SFAS No. 107 does not apply to all balance sheet items and the Company has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. The Company considers the carrying value of its cash and cash equivalents to approximate the fair value due to the short maturity of these investments. Based on borrowing rates available to the Company at the end of 2001 and 2000 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes and other debts payable approximates carrying value at December 31, 2001 and 2000. In addition, the Company estimates that the fair value of its interest rate cap and swap agreements (Note 5) related to consolidated debt at December 31, 2001 is approximately $3,487.

                    The Company has purchased approximately $155,100 of marketable securities (bearing interest at a weighted average annual rate of LIBOR (1.88% at December 31, 2001) plus 103 basis points and having a weighted average maturity of approximately 3.63 years). Such securities are classified as available-for-sale securities and have been recorded at cost which approximates market value at December 31, 2001. Such securities represent a portion of the commercial mortgage pass-through certificates issued in December 2001 as more fully described in Note 5. In addition, the Company has certain derivative financial instruments as described in Notes 5 and 13.

                    Acquisitions

                    Acquisitions of properties are accounted for utilizing the purchase method and, accordingly, the results of operations are included in the Company's results of operations from the respective dates of acquisition. The Company has financed the acquisitions through a combination of secured and unsecured debt, issuance of Operating Partnership Units and the proceeds of the public offerings of Depositary Shares and Common Stock as described in Note 1.

                    Properties

                    Real estate assets are stated at cost. Interest and real estate taxes incurred during construction periods are capitalized and amortized on the same basis as the related assets. For redevelopment of existing operating properties, the net book value of the existing property under redevelopment plus the cost for the construction and improvements incurred in connection with the redevelopment are capitalized to the extent the capitalized costs of the property do not exceed the estimated fair value of the redeveloped property when complete. The real estate assets of the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A real estate asset is considered to be impaired when the estimated future undiscounted operating cash flow is less than its carrying value. To the extent an impairment has occurred, the excess of carrying value of the asset over its estimated fair value will be charged to operations. Depreciation expense is computed using the straight-line method based upon the following estimated useful lives:

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

                    Investments In Unconsolidated Affiliates

                    The Company accounts for its investments in unconsolidated affiliates using the equity method whereby the cost of an investment is adjusted for the Company's share of equity in net income or loss from the date of acquisition and reduced by distributions received. The Company generally shares in the profit and losses, cash flows and other matters relating to its unconsolidated affiliates in accordance with its respective ownership percentages. However, due to unpaid and accrued preferences on the GGMI preferred stock as described in Note 4, the Company was entitled to 100% of the earnings
                    (loss) and cash flows generated by GGMI in 2000 and 1999. As of January 1, 2001, GGMI has been consolidated due to the acquisition of its common stock as discussed above. In addition, the differences between the Company's carrying value of its investment in the unconsolidated affiliates and the Company's share of the underlying equity of such unconsolidated affiliates (approximately $130,752 and $149,774 at December 31, 2001 and 2000, respectively) are amortized over lives ranging from five to forty years. Further, any advances to or loans (see Note 5) from the Unconsolidated Real Estate Affiliates (loans equal approximately $94,996 and zero at December 31, 2001 and 2000, respectively) have been included in the balance of the Company's investments in Unconsolidated Affiliates.

                    Income Taxes

                    General Growth elected to be taxed as a real estate investment trust under sections 856-860 of the Internal Revenue Code of 1986 (the "Code"), commencing with its taxable year beginning January 1, 1993. In order to qualify as a real estate investment trust, General Growth is required to distribute at least 90% of its ordinary taxable income and to distribute to stockholders or pay tax on 100% of capital gains to stockholders and to meet certain asset and income tests as well as certain other requirements. As a real estate investment trust, General Growth will generally not be liable for Federal income taxes, provided it satisfies the necessary requirements. Accordingly, the consolidated statements of operations do not reflect a provision for income taxes. State income taxes are not significant.

                    One of the Company's subsidiaries, GGMI, is a taxable corporation and accordingly, state and Federal income taxes on its net taxable income are payable by GGMI. GGMI has recognized a benefit provided for income taxes on its separate financial records in the amount of $0, $1,002 and $4,178 for 2001, 2000 and 1999, respectively. The net deferred tax asset (liability), net of a valuation allowance of $11,649 at December 31, 2001 was approximately $5,133 which was primarily comprised of net operating loss carry-forwards. At December 31, 2001, the Company has concluded that it was more likely than not that this net deferred tax asset will be realized in future periods.

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

               Earnings Per Share ("EPS")

               Basic per share amounts are based on the weighted average of common shares outstanding of 52,844,821 for 2001, 52,058,320 for 2000 and 45,940,104 for 1999. Diluted per share amounts are based on the total number of weighted average common shares and dilutive securities (stock options) outstanding of 52,906,549 for 2001, 52,096,331 for 2000 and 46,030,559 for 1999. The effect of the issuance of the PIERS is anti-dilutive with respect to the Company's calculation of diluted earnings per share for the years ended December 31, 2001, 2000 and 1999 and therefore has been excluded. However, certain options outstanding were not included in the computation of diluted earnings per share either because the exercise price of the options was higher than the average market price of the Common Stock for the applicable periods and therefore, the effect would be anti-dilutive or because the conditions which must be satisfied prior to the issuance of any such shares were not achieved during the applicable periods. The outstanding Units have been excluded from the diluted earnings per share calculation as there would be no effect on the EPS amounts since the minority interests' share of income would also be added back to net income.

               The following are the reconciliations of the numerators and denominators of the basic and diluted EPS:


                                                                               Years ended December 31,
                                                                         2001           2000           1999
                                                                     ------------   ------------   ------------
               Numerators:
               Income before extraordinary items
                    and cumulative effect of accounting change       $    109,666   $    137,948   $    114,921
               Dividends on PIERS                                         (24,467)       (24,467)       (24,467)
                                                                     ------------   ------------   ------------
               Income available to common stockholders before
                       extraordinary items and cumulative effect
                       of accounting change - for basic and                85,199        113,481         90,454
                       diluted EPS
               Extraordinary items                                        (14,022)             -        (13,796)
               Cumulative effect of accounting change                      (3,334)             -              -
                                                                     ------------   ------------   ------------
               Net income available to common
                  stockholders - for basic and diluted EPS           $     67,843   $    113,481   $     76,658
                                                                     ============   ============   ============

               Denominators:
               Weighted average common shares
                  outstanding (in thousands) - for basic EPS               52,845         52,058         45,940
               Effect of dilutive securities - options                         62             38             91
                                                                     ------------   ------------   ------------
               Weighted average common shares
                  outstanding (in thousands) - for diluted EPS             52,907         52,096         46,031
                                                                     ============   ============   ============

               Minority Interest

               Income is allocated to the limited partners (the "Minority Interest") based on their ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the numbers of Operating Partnership Units held by the Minority Interest by the total Operating Partnership Units (excluding Preferred Units) outstanding. The issuance of additional shares of Common Stock or Operating Partnership Units changes the percentage ownership of both the Minority Interest and the Company. Since a Unit is generally redeemable for cash or Common Stock at the option of the Company, it may be deemed to be equivalent to a common share. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders' equity and Minority Interest in the accompanying consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership.

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

               Comprehensive Income

               Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" requires that the Company disclose comprehensive income in addition to net income. Comprehensive income is a more inclusive financial reporting methodology that encompasses net income and all other changes in equity except those resulting from investments by and distributions to equity holders. Included in comprehensive income but not net income is unrealized holding gains or losses on marketable securities classified as available-for-sale and unrealized gains or losses on financial instruments designated as cash flow hedges (Note
               13). In addition, one of the Company's unconsolidated affiliates received common stock of a large publicly-traded real estate company as part of a 1998 transaction. Unrealized holding gains or losses on such securities through December 31, 1998 were not significant and were not reflected. However, during 1999 the Company reduced its carrying amount for its investment in such unconsolidated affiliate by $2,436 and reflected $1,714 as other comprehensive loss, net of minority interest of $722, as its equity in such unconsolidated affiliate's cumulative unrealized holding loss on such securities. For the year ended December 31, 2000 there were holding gains on such securities of $177, net of minority interest of $67 which were recorded. During 2001, portions of the Company's holdings of the stock were sold and the cumulative previously unrealized losses for the stock sold were reversed. For the year ended December 31, 2001, there were additional unrealized holdings gains of approximately $3,757, net of minority interest of $1,392, primarily related to financial instruments.

               Use of Estimates

               The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, recoverable amounts of receivables and deferred taxes and amortization periods of deferred costs and intangibles. Actual results could differ from those estimates.

               Reclassifications

               Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform to the current year presentation.

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

 NOTE 3 PROPERTY    Wholly-Owned Properties
ACQUISITIONS AND
    DEVELOPMENTS

                    2001

                    During April 2001, GGP-Tucson Mall, L.L.C., a wholly-owned subsidiary of the Operating Partnership ("GGP-Tucson"), agreed to advance $20,000 to an unaffiliated developer in the form of a secured promissory note (bearing interest at 8% per annum) collateralized by such developer's ownership interest in Tucson Mall, a 1.3 million square foot enclosed regional mall in Tucson, Arizona. The promissory note was payable interest only and was due on demand. GGP-Tucson had also entered into an option agreement to purchase Tucson Mall from such developer and its co-tenants in title to the property. On August 15, 2001, the promissory note was repaid in conjunction with GGP-Tucson's completion of its acquisition of Tucson Mall pursuant to the option agreement. The aggregate consideration paid by GGP-Tucson for Tucson Mall was approximately $180,000 (subject to prorations and to certain adjustments and payments to be made by GGP-Tucson). The consideration was paid in the form of cash borrowed under the Operating Partnership's revolving line of credit and an approximately $150,000 short-term floating rate acquisition loan which was scheduled to mature in December 2001 but was refinanced in December 2001 as further discussed in Note 5.

                    2000

                    During September 1999, St. Cloud Funding, L.L.C., a wholly-owned subsidiary of the Operating Partnership ("St. Cloud Funding"), agreed to advance approximately $31,000 to an unaffiliated developer in the form of a second mortgage loan (bearing interest at 15% per annum) collateralized by such developer's ownership interest in Crossroads Center in St. Cloud (Minneapolis), Minnesota. Contemporaneously with the loan, St. Cloud Mall L.L.C., all of the interests of which are owned by the Company ("St. Cloud Mall"), was granted an option to acquire the property in 2002. The loan had a scheduled maturity of June 1, 2004 which was accelerated in February 2000 to April 28, 2000. In conjunction with the maturity date modification, a put option agreement was executed which would permit the borrower (after March 15, 2000) to require St. Cloud Mall to purchase the property. In addition, St. Cloud Mall's purchase option was advanced to April 2000. On March 15, 2000, the borrower notified St. Cloud Mall of the exercise of the put option. Pursuant to the put option agreement, on April 26, 2000, St. Cloud Mall purchased the property at a price equal to approximately $2,000 plus the assumption of the first mortgage (approximately $46,600) and St. Cloud Funding's second mortgage.

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

                    On July 30, 1999, the Company acquired a 100% ownership interest in the Ala Moana Center in Honolulu, Hawaii. The price paid to the seller was $810,000 (before closing adjustments, including a credit for the cost to complete an ongoing expansion project), and was funded with the proceeds of a short-term first mortgage loan of approximately $438,000 and approximately $294,000 in cash including a portion of the net proceeds from the 1999 Offering. The short-term floating rate loan was fully repaid on August 26, 1999 with the proceeds of the issuance of the Ala Moana CMBS described in Note 5.

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

                    Developments

                    During the three year period ended December 31, 2001, the Company was developing or had completed construction at the following three development sites: Grandville (Grand Rapids), Michigan; Frisco (Dallas), Texas and Westlake (Dallas), Texas. Construction of the Grandville (Grand Rapids) mall (RiverTown Crossings) commenced in 1997 and opened in November 1999. Construction of Stonebriar Centre, currently owned by GGP/Homart II, located in Frisco (Dallas), Texas commenced in 1998 and opened in August 2000. The Westlake construction project, owned by the Circle T joint venture discussed below, commenced in 2001 and is scheduled to be completed in late 2004.

                    The Company has an ongoing program of renovations and expansions at its properties including significant projects currently under construction or recently completed at the Park Mall in Tucson, Arizona; Eden Prairie Mall in Eden Prairie (Minneapolis), Minnesota; Southwest Plaza in Littleton, Colorado, and Knollwood Mall in St. Louis Park (Minneapolis), Minnesota. In addition, during 2000 the Company had commenced construction of an integrated broadband distribution system that would provide tenants at its properties with a private wide-area network as well as supporting applications and equipment (the "Broadband System"). The Company initially financed the majority of these network costs by fixed-rate intermediate term equipment financing which was repaid in December 2001 with a portion of the proceeds of the 2001 Offering. (See Note 11).

                    During 1999, the Company formed the Circle T joint venture to develop a regional mall in Westlake (Dallas), Texas as further described in Note 4 below. As of December 31, 2001, the Company had invested approximately $16,200 in the joint venture. The Company is currently obligated to fund additional pre-development costs of approximately $800. Actual development costs are not finalized or committed but are anticipated to be funded from a construction loan that is expected to be obtained. The retail site, part of a planned community which is expected to contain a resort hotel, a golf course, luxury homes and corporate offices, is currently planned to contain up to 1.3 million square feet of tenant space including up to six anchor stores, an ice rink and a multi-screen theater. A late 2004 opening is currently scheduled.

                    The Company also owns and/or is investigating certain other potential development sites (representing a net investment of approximately $19,300), including sites in Toledo, Ohio; West Des Moines, Iowa; and South Sacramento, California but there can be no assurance that development of these sites will proceed.

        NOTE 4      GGP/Homart
INVESTMENTS IN
UNCONSOLIDATED      AFFILIATES The Company owns 50% of the common stock of
                    GGP/Homart with the remaining ownership interest held by the New York State Common Retirement Fund ("NYSCRF"), an institutional investor. GGP/Homart has elected to be taxed as a REIT. The Company's co-investor in GGP/Homart has an exchange right under the GGP/Homart Stockholders Agreement, which permits it to convert its ownership interest in GGP/Homart to shares of Common Stock of General Growth. If such exchange right is exercised, the Company may alternatively satisfy such exchange in cash.

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

                    GGP/Homart II

                    In November 1999, the Company, together with NYSCRF, the Company's co-investor in GGP/Homart, formed GGP/Homart II, a Delaware limited liability company which is owned equally by the Company and NYSCRF. GGP/Homart II owns 100% interests in Stonebriar Centre in Frisco (Dallas), Texas, Altamonte Mall in Altamonte Springs (Orlando), Florida, Natick Mall in Natick (Boston), Massachusetts and Northbrook Court in Northbrook (Chicago), Illinois which were contributed by the Company; and 100% interests in Alderwood Mall in Lynnwood (Seattle), Washington; Carolina Place in Charlotte, North Carolina; and Montclair Plaza in Los Angeles, California which were contributed by NYSCRF. Certain of the malls were contributed subject to existing financing in order to balance the net equity values of the malls contributed by each of the venture partners. During March 2001, GGP/Homart II acquired a 100% ownership interest in Willowbrook Mall in Houston, Texas for a purchase price of approximately $145,000. GGP/Homart II financed the Willowbrook acquisition with a new $102,000 10-year mortgage loan bearing interest at 6.93% per annum and approximately $43,000 in financing proceeds from a new mortgage loan collateralized by the Stonebrier Center. According to the membership agreement between the venture partners, the Company and its joint venture partner share in the profits and losses, cash flows and other matters relating to GGP/Homart II in accordance with their respective ownership percentages.

                    GGP Ivanhoe III

                    As of June 30, 1998, GGP Ivanhoe III acquired the U.S. Prime Property, Inc. ("USPPI") portfolio through a merger of a wholly-owned subsidiary of GGP Ivanhoe III into USPPI. The common stock of GGP Ivanhoe III is owned 51% by the Company and 49% by an affiliate of Ivanhoe Cambridge Inc. of Montreal, Quebec, Canada ("Ivanhoe"). GGP Ivanhoe III has elected to be taxed as a REIT. The aggregate consideration paid pursuant to the merger agreement was approximately $625,000. The acquisition was financed with a $392,000 acquisition loan bearing interest at LIBOR plus 90 basis points which became due July 1, 1999, (subsequently extended and repaid in September 1999 as described below) and capital contributions from the Company and Ivanhoe in proportion to their respective stock ownership. Pursuant to the GGP Ivanhoe III stockholders' agreement, the Company initially contributed approximately $91,290 to GGP Ivanhoe III (less certain interest and other credits). The Company's capital contributions were funded primarily with borrowing under the Company's Credit Facility. The properties acquired include:
                    Landmark Mall in Alexandria, Virginia; Mayfair Mall and adjacent office buildings in Wauwatosa (Milwaukee), Wisconsin; Meadows Mall in Las Vegas, Nevada; Northgate Mall in Chattanooga, Tennessee; Oglethorpe Mall in Savannah, Georgia; and Park City Center in Lancaster, Pennsylvania.

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

                    Effective as of September 28, 1999, GGP Ivanhoe III acquired, through its wholly-owned subsidiary, Oak View Mall in Omaha, Nebraska from an unrelated third party. In addition, on December 22, 1999, GGP Ivanhoe III acquired Eastridge Shopping Center in San Jose, California. The aggregate purchase price for the two properties was approximately $160,000. A portion of the purchase price was financed with an $83,000 ten-year mortgage loan, collateralized by the Oak View Mall which bears interest at 7.71% per annum (and requires monthly payments of principal and interest based upon a 30-year amortization schedule). The remainder of the purchase price was funded by capital contributions from the Company and Ivanhoe in proportion to their respective stock ownership in GGP Ivanhoe III and short-term floating-rate loans of approximately $30,000 which were repaid or refinanced in 2001. The Company's capital contributions were funded primarily from proceeds from the Company's Credit Facility.

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

                    In conjunction with the GGP MPTC financing as defined and described in Note 5, GGP Ivanhoe III entered into an interest rate swap agreement with the Operating Partnership. The swap agreement effectively converts approximately $91,933 of GGP Ivanhoe III debt bearing interest at a weighted average fixed rate of 5.33% per annum which was obtained in the GGP MPTC transaction to variable rate debt bearing interest at a weighted average rate per annum of LIBOR plus 110 basis points as Ivanhoe desired only variable rate debt. The swap agreement qualifies as a cash flow hedge for the Operating Partnership and a fair value hedge for GGP Ivanhoe III.

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

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

                    Circle T

                    At December 31, 2001, the Company, through a wholly-owned subsidiary, owns a 50% general partnership interest in Westlake Retail Associates, Ltd. ("Circle T"). AIL Investment, LP, an affiliate of Hillwood Development Company, ("Hillwood") is the limited partner of Circle T. Circle T is currently developing the Circle T Ranch Mall, a regional mall in Dallas, Texas, scheduled for completion in late 2004. Development costs are expected to be funded by a construction loan to be obtained by the joint venture and capital contributions by the joint venture partners. As of December 31, 2001, the Company has made contributions of approximately $16,200 to the project for pre-development costs and Hillwood has contributed approximately $11,200, mostly in the form of land costs and related predevelopments costs. As certain major decisions concerning Circle T must be made jointly by the Company and Hillwood, the Company is accounting for Circle T using the equity method.

                    GGMI

                    At December 31, 2000, the Operating Partnership owned all of the non-voting preferred stock of GGMI representing 95% of the equity interest. Certain key current and former employees of the Operating Partnership held the remaining 5% equity interest through ownership of 100% of the common stock of GGMI, which was entitled to all voting rights in GGMI. Accordingly, the Company utilized the equity method to account for its ownership interest in GGMI. As no preferred stock dividends had been paid by GGMI, the Company had been allocated 100% of the earnings (loss) and cash flows generated by GGMI since 1996. The Operating Partnership also had advanced funds to GGMI, at interest rates ranging from 8% to 14% per annum, which were scheduled to mature by 2016. The loans required payment of interest only until maturity.

                    On January 1, 2001 the Operating Partnership acquired 100% of the common stock of GGMI as described in Note 1 and the operations of GGMI have been fully consolidated with the Company as of and for the year ended December 31, 2001.

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

SUMMARIZED FINANCIAL INFORMATION OF INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

Following is summarized financial information for the Company's Unconsolidated Real Estate Affiliates as of December 31, 2001 and 2000 and for the years ended December 31, 2001, 2000 and 1999.

                    CONDENSED BALANCE SHEETS

                                                                                   December 31, 2001
                                                                                                      All Other
                                                                                                    Real Estate
                                                                    GGP/Homart      GGP/Homart II    Affiliates
                                                                    ----------      -------------    ----------
                    Assets:
                    Net investment in real estate*                  $1,428,163      $1,410,349       $1,207,265
                    Investment in real estate joint ventures            25,604               -                -
                    Other assets                                       117,198          95,184           65,699
                                                                    ----------      ----------       ----------
                                                                    $1,570,965      $1,505,533       $1,272,964
                                                                    ==========      ==========       ==========

                    Liabilities and Owners' Equity:
                    Mortgage and other notes payable                $1,186,616      $  956,576       $  768,553
                    Accounts payable and accrued expenses               43,216          47,591           47,565
                    Owners' equity                                     341,133         501,366       $  456,846
                                                                    ----------      ----------       ----------
                                                                    $1,570,965      $1,505,533       $1,272,964
                                                                    ==========      ==========       ==========


                                                                                   December 31, 2000
                                                                                                      All Other
                                                                                                    Real Estate
                                                                    GGP/Homart      GGP/Homart II    Affiliates
                                                                    ----------      -------------    ----------
                    Assets:
                    Net investment in real estate*                  $1,437,600      $1,288,853       $1,189,722
                    Investment in real estate joint ventures            49,563               -                -
                    Other assets                                       116,242          32,722           69,362
                                                                    ----------      ----------       ----------
                                                                    $1,603,405      $1,321,575       $1,259,084
                                                                    ==========      ==========       ==========

                    Liabilities and Owners' Equity:
                    Mortgage and other notes payable                $1,134,346      $  621,924       $  728,343
                    Accounts payable and accrued expenses               38,712          38,016           49,195
                    Owners' equity                                     430,347         661,635       $  481,546
                                                                    ----------      ----------       ----------
                                                                    $1,603,405      $1,321,575       $1,259,084
                                                                    ==========      ==========       ==========


(*) At December 31, 2001 and 2000 the net investment in real estate includes approximately $27,400 and $25,600, respectively, of assets of the Circle T joint venture which are currently categorized as developments in progress.

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

                    CONDENSED STATEMENTS OF OPERATIONS

                                                                                    December 31, 2001
                                                                                                      All Other
                                                                                                    Real Estate
                                                                    GGP/Homart      GGP/Homart II    Affiliates
                                                                    ----------      -------------    ----------
                    Revenues:
                    Tenant rents                                     $ 279,993       $ 189,280       $ 205,553

                    Operating expenses (1)                             161,547         105,156         119,946
                                                                     ---------       ---------       ---------
                    Operating income (loss)                            118,446          84,124          85,607

                    Interest expense, net (2)                          (74,422)        (44,938)        (49,792)
                    Equity in net income of unconsolidated
                     real estate affiliates                              3,375               -               -
                    Gain (loss) on property sales                       (1,074)             65               -
                                                                     ---------       ---------       ---------
                    Net income (loss)                                $  46,325       $  39,251       $  35,815
                                                                     =========       =========       =========

                                                                                    December 31, 2000
                                                                                                      All Other
                                                                                                    Real Estate
                                                                    GGP/Homart      GGP/Homart II    Affiliates
                                                                    ----------      -------------    ----------
                    Revenues:
                    Tenant rents                                     $ 253,348       $ 146,730       $  199,709

                    Operating expenses (1)                             143,862          80,339          117,266
                                                                     ---------       ---------       ----------
                    Operating income (loss)                            109,486          66,391           82,443

                    Interest expense, net (2)                          (74,447)        (36,253)         (53,128)
                    Equity in net income of unconsolidated
                     real estate affiliates                              3,266               -                -
                    Loss on property sales                                (744)              -                -
                    Income allocated to minority interest                 (408)              -                -
                                                                     ---------       ---------       ----------
                    Net income (loss)                                $  37,153       $  30,138       $   29,315
                                                                     =========       =========       ==========

                                                                                    December 31, 1999
                                                                                                      All Other
                                                                                                    Real Estate
                                                                    GGP/Homart      GGP/Homart II    Affiliates
                                                                    ----------      -------------    ----------
                    Revenues:
                    Tenant rents                                     $ 224,599       $  12,535       $  163,445

                    Operating expenses (1)                             129,465           6,590           93,699
                                                                     ---------       ---------       ----------
                    Operating income (loss)                             95,134           5,945           69,746

                    Interest expense, net (2)                          (60,814)         (1,758)         (49,152)
                    Equity in net income of unconsolidated
                     real estate affiliates                              5,504               -                -
                    Gain on property sales                                 816               -                -
                    Income allocated to minority interest                 (808)              -                -
                                                                     ---------       ---------       ----------

                    Net income (loss)                                $  39,832       $   4,187       $   20,594
                                                                     =========       =========       ==========

                    Significant accounting policies used by the Unconsolidated Real Estate Affiliates are the same as those used by the Company.

                    (1) Includes depreciation and amortization.
                    (2) Includes extraordinary items and cumulative effect of
                        accounting change.

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

  NOTE 5 MORTGAGE   Mortgage notes and other debts payable at December 31, 2001
  NOTES AND OTHER   and 2000 consisted of the following:
     DEBT PAYABLE


                                                                  December 31, 2001    December 31, 2001
                    Fixed-Rate debt:
                       Mortgage notes payable                    $        2,239,511     $   1,832,783
                    Variable-Rate debt:
                       Mortgage notes payable                               951,696         1,146,343
                       Credit Facilities and bank loan                      207,000           265,000
                                                                 ------------------     -------------

                       Total Variable-Rate debt                           1,158,696         1,411,343
                                                                 ------------------     -------------

                       Total                                     $        3,398,207     $   3,244,126
                                                                 ==================     =============

                    FIXED RATE DEBT

                    Mortgage notes and other debt payable

                    The fixed rate notes bear interest ranging from 5.37% to 10.00% per annum (weighted average of 6.38% per annum), require monthly payments of principal and/or interest and have various maturity dates through 2020 (weighted average remaining term of 5.9 years). Certain properties are pledged as collateral for the related mortgage notes. The mortgage notes payable as of December 31, 2001 are non-recourse to the Company. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty of a yield-maintenance premium or a percentage of the loan balance. Certain loans have cross-default provisions and are cross-collateralized as part of a group of properties. Under certain cross-default provisions, a default under any mortgage notes included in a cross-defaulted package may constitute a default under all such mortgage notes and may lead to acceleration of the indebtedness due on each property within the collateral package. In general, the cross-defaulted properties are under common ownership. However, GGP Ivanhoe debt collateralized by two GGP Ivanhoe centers (totaling $125,000) is cross-defaulted and cross-collateralized with debt collateralized by eleven Wholly-Owned centers.

                    VARIABLE RATE DEBT

                    Mortgage notes and other debt payable

                    Variable rate mortgage notes and other debt payable at December 31, 2001 consist primarily of approximately $951,696 of collateralized mortgage-backed securities (approximately $666,933 of which are currently subject to fixed rate interest swap agreements as described below and in Note 13) and $207,000 outstanding on the Company's Term Loan, both as described below. The loans bear interest at a rate per annum equal to LIBOR plus 60 to 250 basis points.

                    Commercial Mortgage-Backed Securities

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

          In August 1999, the Company issued $500,000 of commercial mortgage-backed securities (the "Ala Moana CMBS") collateralized by the Ala Moana Center (see Note 3). The securities were comprised of notes which bore interest at rates per annum ranging from LIBOR plus 50 basis points to LIBOR plus 275 basis points (weighted average equal to LIBOR plus 95 basis points), calculated and payable monthly. The notes were repaid in December 2001 with a portion of the proceeds of the GGP MPTC financing described below. In conjunction with the issuance of the Ala Moana CMBS, the Company arranged for an interest rate cap agreement, the effect of which was to limit the maximum interest rate the Company would be required to pay on the securities to 9% per annum. Payments received pursuant to the interest rate cap agreement for the year ended December 31, 2000 were approximately $77, which were reflected as a reduction in net interest expense. No amounts were received on the cap agreement in 2001. Approximately $438,000 of the proceeds from the sale of the Ala Moana CMBS was used by the Company to repay the short-term mortgage loan obtained in July 1999 to enable it to purchase the Ala Moana Center. The remainder was utilized by the Company for general working capital purposes including repayments of outstanding indebtedness under the Company's Credit Facility.

          In September 1999, the Company issued $700,229 of commercial mortgage-backed securities (the "GGP-Ivanhoe CMBS") cross-collateralized and cross-defaulted by a portfolio of nine regional malls and an office complex adjacent to one of the regional malls. The properties in the portfolio were Mayfair Mall and adjacent office buildings in Wauwatosa (Milwaukee), Wisconsin; Park City Center in Lancaster, Pennsylvania; Oglethorpe Mall in Savannah, Georgia; Landmark Mall in Alexandria, Virginia, all centers owned by GGP Ivanhoe III; and Northgate Mall in Chattanooga, Tennessee; The Boulevard Mall in Las Vegas, Nevada; Regency Square Mall in Jacksonville, Florida; Valley Plaza Shopping Center in Bakersfield, California; Northridge Fashion Center in Northridge (Los Angeles), California, all Wholly-Owned Centers. The GGP-Ivanhoe CMBS was comprised of notes which bore interest at rates per annum ranging from LIBOR plus 52 basis points to LIBOR plus 325 basis points (weighted average equal to LIBOR plus approximately 109 basis points), calculated and payable monthly. The notes were repaid in December 2001 with a portion of the proceeds of the GGP MPTC financing described below. In conjunction with the issuance of the GGP-Ivanhoe CMBS, the Company arranged for an interest rate cap agreement, the effect of which was to limit the maximum interest rate the Company would be required to pay on the securities to 9.03% per annum. Payments received pursuant to the interest rate cap agreement for the year ended December 31, 2000 were approximately $366, which were reflected as a reduction in net interest expense. No amounts were received on the cap agreement in 2001. Approximately $340,000 of the proceeds from the sale of the GGP-Ivanhoe CMBS repaid amounts collateralized by the GGP Ivanhoe III properties in the GGP-Ivanhoe CMBS Portfolio of properties and the remaining approximately $360,000 repaid amounts collateralized by Wholly-Owned properties in the GGP-Ivanhoe CMBS portfolio of properties.

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

          In early December 2001, the Operating Partnership and certain Unconsolidated Real Estate Affiliates completed the placement of $2,550,000 of non-recourse commercial mortgage pass-through certificates (the "GGP MPTC"). The GGP MPTC is collateralized by 27 malls and one office building, including 19 malls owned by certain Unconsolidated Real Estate Affiliates. The GGP MPTC is comprised of both variable rate and fixed rate notes which require monthly payments of principal and interest. The certificates represent beneficial interests in three loan groups made by three sets of borrowers (GGP/Homart-GGP/Homart II, Wholly-Owned and GGP Ivanhoe III). The original principal amount of the GGP MPTC was comprised of $1,235,000 attributed to the Operating Partnership, $900,000 to GGP/Homart and GGP/Homart II and $415,000 to GGP Ivanhoe III. The three loan groups are comprised of variable rate notes with a 36 month initial maturity (with two no cost 12-month extension options), variable rate notes with a 51 month initial maturity (with two no cost 18-month extension options) and fixed rate notes with a 5 year maturity. The 36 month variable rate notes bear interest at rates per annum ranging from LIBOR plus 60 to 235 basis points (weighted average equal to 79 basis points), the 51 month variable rate notes bear interest at rates per annum ranging from LIBOR plus 70 to 250 basis points (weighted average equal to 103 basis points) and the 5 year fixed rate notes bear interest at rates per annum ranging from approximately 5.01% to 6.18% (weighted average equal to 5.38%). The extension options with respect to the variable rate notes are subject to obtaining extensions of the interest rate protection agreements which were required to be obtained in conjunction with the GGP MPTC. The GGP MPTC yielded approximately $470,000 of net proceeds (including amounts attributed to the Unconsolidated Real Estate Affiliates) which were utilized for loan repayments and temporary investments in cash equivalents and marketable securities. On closing of the GGP MPTC financing, approximately $94,996 of such proceeds attributable to GGP/Homart and GGP/Homart II were loaned to the Operating Partnership. The loans, which are comprised of approximately $78,400 by GGP/Homart and $16,596 by GGP/Homart II, bear interest at a rate of 5.5% per annum on the remaining outstanding balance and mature on March 30, 2003.

          Concurrent with the issuance of the certificates, the Company purchased interest rate protection agreements (structured to limit the Company's exposure to interest rate fluctuations in a manner similar to the interest rate cap agreements purchased in connection with the Ala Moana and GGP-Ivanhoe CMBS), and simultaneously an equal amount of interest rate protection agreements were sold to fully offset the effect of these agreements and to recoup a substantial portion of the cost of such agreements. Further, to achieve a more desirable balance between fixed and variable rate debt, the Company entered into $666,933 of swap agreements. Approximately $575,000 of such swap agreements are with independent financial services firms and approximately $91,933 is with GGP Ivanhoe III to provide Ivanhoe with only variable rate debt (see Note 4). The notational amounts of such swap agreements decline over time to an aggregate of $25,000 at maturity of the 51 month variable rate loans (assuming both 18 month extension options are exercised). The swap agreements convert the related variable rate debt to fixed rate debt currently bearing interest at a weighted average rate of 4.85% per annum. Such swap agreements have been designated as hedges of related variable rate debt as described in Note 13.

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

          Credit Facilities

          The Company's $200,000 unsecured revolving Credit Facility was originally scheduled to mature on July 31, 2000. On June 23, 2000 the Company prepaid all remaining outstanding principal amounts and terminated the Credit Facility. The Credit Facility bore interest at a floating rate per annum equal to LIBOR plus 80 to 120 basis points depending upon the Company's leverage ratio. The Credit Facility was subject to financial performance covenants including debt-to-market capitalization, minimum earnings before interest, taxes, depreciation and amortization ("EBITDA") ratios and minimum equity values.

          As of July 31, 2000, the Company obtained a new unsecured revolving credit facility (the "Revolver") in a maximum aggregate principal amount of $135,000 (cumulatively increased to $185,000 through December 2001). The outstanding balance of the Revolver was fully repaid from a portion of the proceeds of the GGP MPTC financing described above and the Revolver was terminated. The Revolver bore interest at a floating rate per annum equal to LIBOR plus 100 to 190 basis points, depending on the Company's average leverage ratio. The Revolver was subject to financial performance covenants including debt to value and net worth ratios, EBITDA ratios and minimum equity values.

          In January 2001, GGMI borrowed $37,500 under a new revolving line of credit obtained by GGMI and an affiliate, which was guaranteed by General Growth and the Operating Partnership. This revolving line of credit was scheduled to mature in July 2003 but was fully repaid in December 2001 from a portion of the proceeds of the GGP MPTC financing described above and the line of credit was terminated. The interest rate per annum with respect to any borrowings varied from LIBOR plus 100 to 190 basis points depending on the Company's average leverage ratio.

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

          As of July 31, 2000, the Company obtained an unsecured term loan (the "Term Loan") in a maximum principal amount of $100,000. As of September 30, 2001, the maximum principal amount of the Term Loan was increased to $255,000 and, as of such date, all amounts available under the Term Loan were fully drawn. Term Loan proceeds were used to fund ongoing redevelopment projects and repay a portion of the remaining balance of the bank loan described in the prior paragraph immediately above. During the fourth quarter of 2001, approximately $48,000 of the principal amount of the Term Loan was repaid from a portion of the 2001 Offering. The Term Loan has a scheduled maturity of July 31, 2003 and bears interest at a rate per annum of LIBOR plus 100 to 170 basis points depending on the Company's average leverage ratio.

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

          In April 1999, the Company obtained an additional $25,000 bank loan, partially secured by Park Mall in Tucson, Arizona. As of September 30, 2001, the maximum available amounts under the loan had been cumulatively increased to $100,000. The loan, with a then outstanding balance of approximately $83,900 and which bore interest at a rate per annum of LIBOR plus 165 basis points, was refinanced in December 2001 by the GGP MPTC described above.

          In March 2001, the Company obtained a $65,000 redevelopment loan collateralized by Eden Prairie Mall. The new loan had an initial draw of approximately $19,400, required monthly payments of interest at a rate of LIBOR plus 190 basis points and was scheduled to mature in April 2004. In December 2001, this loan, with a then outstanding balance of approximately $44,079, was repaid with a portion of the proceeds of the 2001 Offering.

          In October 2001, the Company refinanced the mortgage debt collateralized by Century Plaza, Eagle Ridge Mall and the Knollwood Mall. These properties were part of a floating rate cross-collateralized pool of mortgage notes (obtained in October
          1999), originally collateralized by a portfolio of 5 regional malls and 1 office property, which was originally scheduled to mature November 1, 2001. The three malls were refinanced with a $90,000 bridge loan which bore interest at a rate per annum of LIBOR plus 210 basis points and was scheduled to mature on February 1, 2002 subject to one three-month extension option. The bridge loan was repaid in December 2001 with a portion of the proceeds of the 2001 Offering. The Knollwood Mall portion ($10,000) and the SouthShore Mall portion ($9,000) of the original $130,000 six property loan was repaid in full from the Company's Revolver in August 2001 and the remaining properties, 110 N. Wacker and West Valley Mall, were refinanced in December 2001 with a portion of the proceeds from the GGP MPTC.

          Construction Loan

          During April 1999, the Company received $30,000 representing the initial loan draw on a $110,000 construction loan facility. The facility was collateralized by and provided financing for the RiverTown Crossings Mall development (including outparcel development) in Grandville (Grand Rapids), Michigan. The construction loan provided for periodic funding as construction and leasing continued and bore interest at a rate per annum of LIBOR plus 150 basis points. As of July 17, 2000 additional loan draws of approximately $80,000 had been made and no further amounts were available under the construction loan facility. Interest was due monthly. The loan had been scheduled to mature on June 30, 2001 and was refinanced on June 28, 2001 with a non-recourse, long-term mortgage loan. The new $130,000 non-recourse mortgage loan bears interest at 7.53% per annum and matures on July 1, 2011.

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


                     Letters of Credit

                     As of December 31, 2001 and 2000, the Company had outstanding letters of credit of $13,200 and $7,700, respectively, primarily in connection with special real estate assessments and insurance requirements.

                     Principal amounts due under mortgage notes and other debts payable mature as follows:

                               Year                  Amount Maturing
                               ----                  ---------------
                               2002                    $   39,686
                               2003                       249,955
                               2004                       260,267
                               2005                        50,303
                               2006                       176,410
                               Subsequent               2,621,586
                                                       ----------
                               Total                   $3,398,207
                                                       ==========

                    Land, buildings and equipment related to the mortgage notes payable with an aggregate cost of approximately $4,111,208 at December 31, 2001 have been pledged as collateral. Certain properties, including those within the portfolios collateralized by commercial mortgage-backed securities, are subject to financial performance convenants, primarily debt service coverage ratios.

         NOTE 6     The extraordinary items resulted from prepayment penalties
  EXTRAORDINARY     and unamortized deferred financing costs related to the
          ITEMS     early extinguishment, primarily through refinancings, of
                    mortgage notes payable. In 2001, the basic and diluted per share impact of the extraordinary items was $.27. The basic and the diluted per share impact of the extraordinary items in 1999 was $.30.

 NOTE 7 RENTALS     The Company receives rental income from the leasing of
UNDER OPERATING     retail shopping center space under operating leases. The
         LEASES     minimum future rentals based on operating leases of
                    Wholly-Owned Centers held as of December 31, 2001 are as follows:

                               Year                       Amount
                               ----                       ------
                               2002                    $  404,390
                               2003                       382,482
                               2004                       358,272
                               2005                       318,825
                               2006                       277,401
                               Thereafter              $1,100,336


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

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

           NOTE 8   GGMI
     TRANSACTIONS
  WITH AFFILIATES   In 2000 and 1999, GGMI had been contracted to provide
                    management, leasing, development and construction management services for the Wholly-Owned Centers. In addition, certain shopping center advertising and payroll costs of the properties were paid by GGMI and reimbursed by the Company.
                    Total costs included in the consolidated financial statements related to agreements between the Wholly-Owned
                    Centers and GGMI are as follows:

                                                         Year Ended December 31,
                                                            2000         1999
                                                           ------       ------
                           Management and Leasing Fees    $22,834      $21,201
                           Cost Reimbursements             55,937       56,548
                           Development Costs                8,833        3,499

                    On January 1, 2001, in connection with the acquisition of the common stock of GGMI, the Company and GGMI agreed to concurrently terminate the management contracts with respect to the Wholly-Owned Centers. Since January 1, 2001, the Wholly-Owned Centers have been self-managed under the same standards and procedures in effect prior to January 1, 2001.

                    Notes Receivable-Officers

                    During 1998 certain officers of the Company issued to the Company an aggregate of $3,164 of promissory notes in connection with their exercise of options to purchase an aggregate of 166,000 shares of the Company's Common Stock. During 1999, the Company received approximately $62 in payments, made advances of approximately $380 in conjunction with additional advances and Common Stock purchases by such officers and forgave approximately $64 in principal and accrued interest on such notes. During 2000, the Company made aggregate advances of $7,149 in conjunction with the exercise of options to purchase an aggregate 270,000 shares of Common Stock by officers. In June 2000, a $1,120 loan was repaid by one of the officers. Also in 2000, the Company forgave approximately $150 of other notes receivable from an officer (previously reflected in prepaid expenses and other assets). During 2001, the Company made additional advances to officers of an aggregate of $10,441 in conjunction with the exercise of options to purchase an aggregate of 330,000 shares of Common Stock. During February 2002, additional advances of approximately $2,104 were made in connection with the exercise of options to purchase an aggregate of 60,000 shares of Common Stock. The notes, which bear interest at a rate computed as a formula of a market rate, are full recourse to the officers, are collateralized by the shares of Common Stock issued upon exercise of such options, provide for quarterly payments of interest and are payable to the Company on demand. At December 31, 2001, the Company has also cumulatively paid approximately $2,092 representing income tax withholding for such officers. Such amounts carry the same terms as the promissory notes for the Common Stock but are reflected in prepaid and other assets in the accompanying consolidated financial statements.

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


  NOTE 9 EMPLOYEE   Stock Incentive Plan
      BENEFIT AND
      STOCK PLANS   The Company's Stock Incentive Plan provides incentives to
                    attract and retain officers and key employees. An aggregate of 3,000,000 shares of Common Stock have been authorized for issuance under the plan. Options are granted by the Compensation Committee of the Board of Directors at an exercise price of not less than 100% of the fair market value of the Common Stock on the date of grant. The term of the option is fixed by the Compensation Committee, but no option is exercisable more than 10 years after the date of the grant. Options granted to officers and key employees are for 10-year terms and are generally exercisable in either 33
                    1/3% or 20% annual increments from the date of the grants.
                    However, during 2000, 53,319 options were granted to certain employees under the Stock Incentive Plan (of which 5,000 were forfeited during 2000) with the same terms as the TSO's granted in 2000 (as described and defined below). Options granted to non-employee directors are exercisable in full commencing on the date of grant and expire on the tenth anniversary of the date of the grant.

                    A summary of the status of the Company's Stock Incentive Plan as of December 31, 2001, 2000 and 1999 and changes during the year ended on those dates is presented below.

                                                         2001               2000                  1999
                                                  ----------------    -----------------    ------------------
                                                          Weighted             Weighted              Weighted
                                                           Average              Average               Average
                                                          Exercise             Exercise              Exercise
                                                  Shares    Price     Shares     Price      Shares     Price
                                                  ------    -----     ------     -----      ------     -----
                    Outstanding at
                     beginning of year           742,319   $31.36    827,500   $29.85      848,500     $28.99
                    Granted                      213,000   $33.97    205,319   $30.89       47,500     $32.42
                    Exercised                   (350,000)  $31.60   (276,500)  $26.38      (60,000)    $19.00
                    Forfeited                    (62,100)  $34.07    (14,000)  $33.97       (8,500)    $34.78
                                                 --------            --------                ------

                    Outstanding at end of year   543,219   $31.92    742,319   $31.36      827,500     $29.85
                                                 =======             =======               =======

                    Exercisable at end of year   217,500   $30.50    467,500   $30.64      595,500     $28.76

                    Options available
                     for future grants         1,493,114           1,644,014            1,835,333

                    Weighted average per share
                     fair value of options
                     granted during the year               $ 3.06              $ 2.62                  $ 2.84

                     The following table summarizes information about stock options outstanding pursuant to the Stock Incentive Plan at December 31, 2001:

                                                OPTIONS OUTSTANDING                                      OPTIONS EXERCISABLE
                     ------------------------------------------------------------------------            -------------------
                                                        Weighted Average
                                            Number          Remaining        Weighted Average       Options       Weighted Average
                        Range Of         Outstanding       Contractual           Exercise         Exercisable         Exercise
                     Exercise Prices     At 12/31/01          Life                 Price          At 12/31/01           Price
                     ---------------     -----------          ----                 -----          -----------           -----
                     $19.00 - $22.50          2,000          2.8 years            $21.31               2,000            $21.31
                     $27.81 - $29.97        233,719          6.4 years            $28.86             131,500            $28.00
                     $31.75 - $33.95        223,500          8.7 years            $33.60              38,500            $32.73
                     $36.03 - $37.69         84,000          6.0 years            $36.22              45,500            $36.24
                                            -------          ---------            ------             -------            ------

                                            543,219          7.3 years            $31.92             217,500            $30.50
                                            =======          =========            ======             =======            ======

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


                     1998 Incentive Plan

                     General Growth also has an incentive stock plan entitled the 1998 Incentive Stock Plan (the "1998 Incentive Plan"). Under the 1998 Incentive Plan, stock incentive awards in the form of threshold-vesting stock options ("TSOs") are granted to employees. The exercise price of the TSOs to be granted to a participant will be the Fair Market Value ("FMV") of a share of Common Stock on the date the TSO is granted. The threshold price (the "Threshold Price") which must be achieved in order for the TSO to vest will be determined by multiplying the FMV on the date of grant by the Estimated Annual Growth Rate (currently set at 7% in the 1998 Incentive Plan) and compounding the product over a five-year period. Shares of the Common Stock must achieve and sustain the Threshold Price for at least 20 consecutive trading days at any time over the five years following the date of grant in order for the TSO to vest. All TSOs granted will have a term of 10 years but must vest within 5 years of the grant date in order to avoid forfeiture.

                     The aggregate number of shares of Common Stock which may be subject to TSOs issued pursuant to the 1998 Incentive Plan may not exceed 1,000,000, subject to certain customary adjustments to prevent dilution. TSOs to purchase 329,996, 251,030 and 313,964 shares of Common Stock at an exercise price of $34.73, $29.97 and $31.69 respectively, were granted in 2001, 2000 and 1999, respectively. The estimated fair value of the TSOs granted was $2.21 in 2001, $1.49 in 2000 and $1.36 in 1999. None of the TSOs granted have vested. In addition, 16,575 of the 329,996 shares granted in 2001, 56,524 of the 251,030 shares granted in 2000 and 86,198 of the 313,964 shares granted in 1999 have been forfeited through December 31, 2001.

                     The fair value of each option grant for 2001, 2000 and 1999 for the Stock Incentive Plan and the 1998 Incentive Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                             2001         2000         1999
                                                           --------     --------       ----
                             Risk-free interest rate          4.79%        6.19%      5.21%
                             Dividend yield                   6.46%        6.86%      7.22%
                             Expected life                4.6 years    5.2 years  4.6 years
                             Expected volatility             19.48%        18.2%      20.0%

                     Employee Stock Purchase Plan

                     During 1999, General Growth established the General Growth Properties, Inc. Employee Stock Purchase Plan (the "ESPP") to assist eligible employees in acquiring a stock ownership interest in General Growth. A maximum of 500,000 shares of Common Stock is reserved for issuance under the ESPP. Under the ESPP, eligible employees make payroll deductions over a six-month purchase period, at which time, the amounts withheld are used to purchase shares of Common Stock at a purchase price equal to 85% of the lesser of the closing price of a share of Common Stock on the first or last trading day of the purchase period. Purchases of stock under the ESPP are made on the first business day of the next month after the close of the purchase period. As of February 6, 2002, an aggregate of 157,369 shares of Common Stock have been sold under the ESPP, including 23,105 shares for the purchase period ending December 31, 2001 which were purchased on January 2, 2002 at a price of $32.94 per share.

                                GENERAL GROWTH PROPERTIES, INC.
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Dollars in thousands, except for per share amounts)


                Stock Option Pro Forma Data

                The Company has applied Accounting Principles Board Opinion 25 in accounting for the Stock Incentive Plan, the 1998 Incentive Plan and the Employee Stock Purchase Plan as provided by Interpretation 44 as defined and further described in Note 13. Accordingly, no compensation costs have been recognized in 2001 and 1999 and, pursuant to the provisions of Interpretation 44, only compensation costs related to Stock Options granted from July 1, 2000 to December 31, 2000 were recorded. Had compensation costs for the Company's plans been determined based on the fair value at the grant date for options granted in 2001, 2000 and 1999 in accordance with the method required by Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" the Company's net income available to common stockholders and earnings per share would have been reduced to the pro forma amounts as follows:

                                                                     Year Ended December 31,
                                                                2001          2000        1999
                                                                ----          ----        ----
                Net income available to common stockholders
                  As Reported                                 $67,843      $113,481     $76,658
                  Pro Forma                                   $67,511      $113,081     $76,160

                Earnings per share - basic
                  As Reported                                   $1.28       $  2.18     $  1.67
                  Pro Forma                                     $1.28       $  2.17     $  1.66

                Earnings per share - diluted
                  As Reported                                   $1.28       $  2.18     $  1.66
                  Pro Forma                                     $1.28       $  2.17     $  1.65

                Management Savings Plan

                The Company sponsors the General Growth Management Savings and Employee Stock Ownership Plan (the "401(k) Plan") which permits all eligible employees to defer a portion of their compensation in accordance with the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended (the "Code"). Under the 401(k) Plan, the Company may make, but is not obligated to make, contributions to match the contributions of the employees. For the years ending December 31, 2001, 2000 and 1999, the Company made matching contributions of approximately $4,353, $3,554 and $2,891, respectively.

NOTE 10         On December 10, 2001, DISTRIBUTIONS   the Company declared a
PAYABLE cash distribution of $.65 per share that was paid on January 31, 2002, to stockholders of record (1,481 owners of record) on January 14, 2002, totaling $40,266. Also on January 14, 2002, a distribution of $12,722 was paid to the limited partners of the Operating Partnership. Also on December 10, 2001, the Company declared the fourth quarter 2001 preferred stock dividend, for the period from October 1, 2001 through December 31, 2001, in the amount of $0.4531 per share, payable to preferred stockholders of record on January 4, 2002 and paid on January 15, 2002. As described in Note 1, such preferred stock dividend was in the same amount as the Operating Partnership's distribution to the Company of the same date with respect to the Preferred Units held by the Company

                On December 15, 2000, the Company declared a cash distribution of $.53 per share that was paid on January 31, 2001, to stockholders of record on January 5, 2001, totaling $27,744. In addition, a distribution of $10,385 was paid to the limited partners of the Operating Partnership. Also on December 15, 2000, the Company declared the fourth quarter 2000 preferred stock dividend, for the period from October 1, 2000 through December 31, 2000, in the amount of $0.4531 per share, payable to preferred stockholders of record on January 5, 2001 and paid on January 15, 2001.

                                GENERAL GROWTH PROPERTIES, INC.
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Dollars in thousands, except for per share amounts)


                    The allocations of the common distributions declared and paid for income tax purposes are as follows:

                                                        Year Ended December 31,
                                                    2001       2000        1999
                                                    ----       ----        ----

                            Ordinary Income        76.0%       92.2%      66.0%
                            Capital Gain             --%         --%       3.0%
                            Return of Capital      24.0%        7.8%      31.0%
                                                   -----      ------   --------
                                                  100.0%      100.0%     100.0%
                                                  ======      ======     ======

          NOTE 11   The Company has installed a broadband wiring and routing
          NETWORK   system that would provide tenants at the Company's
   DISCONTINUANCE   properties with the
  COSTS AND OTHER   supporting equipment (the "Broadband System") to allow
         INTERNET   such tenants and mall locations to arrange high-speed
      INITIATIVES   cable access to the Internet.

                    Since early 2000, the Company had also been engaged in Network Services development activities, an effort to create for retailers a suite of broadband applications to support retail tenant operations, on-line sales, and private wide area network services to be delivered by the Broadband System. As of December 31, 2000, the Company had invested approximately $66,000 in the Broadband System and approximately $18,000 in Network Services development activities, all of which was reflected in buildings and equipment in the accompanying consolidated financial statements. The Company discontinued its Network Services development activities on June 29, 2001, as retailer demand for such services had not developed as anticipated. The discontinuance of the Network Services development activities resulted in a non-recurring, pre-tax charge to second quarter 2001 earnings of $65,000. The $65,000 charge was comprised of an approximate $11,800 reduction in the carrying value of equipment that was intended to allow tenants access to the Network Services applications and approximately $53,200 in the write-off of capitalized Network development costs as follows: approximately $17,400 in obligations to various vendors including amounts related to the termination of contracts which provide no future benefit to the Company, approximately $10,600 in private wide area network equipment that is deemed without value, approximately $25,200 in capitalized network development costs including third-party consultants, internal payroll, supplies and equipment for the design, configuration and installation costs of private wide area network equipment; various costs related to the development of Mallibu.com, a consumer Internet portal; and related consumer-direct e-commerce initiatives. In addition, the Company recognized $1,000 of net incremental discontinuance costs in the third quarter of 2001. This third quarter amount was comprised of approximately $1,366 of incremental discontinuance costs (primarily payroll and severance costs) and approximately $366 of reduction in the Network discontinuance reserve. Such reduction in the Network discontinuance reserve was primarily due to the settlement of obligations to Network Services vendors and consultants at amounts lower than originally contracted for. Settlement discussions are continuing with other vendors and the Company will further reduce the Network discontinuance reserve as additional settlements are agreed to (expected to be finalized in the next 12 months).

                                GENERAL GROWTH PROPERTIES, INC.
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Dollars in thousands, except for per share amounts)


                    The following table summarizes the amounts capitalized by the Company and the related charge:

                                                                                   Total
                                                                                   -----
                    Balance at December 31, 2000                                   $84,451
                    Additions (Cash)                                                44,071
                    Additions (Non-cash)*                                            5,161


                    Write off of Network Services Activities                       (66,000)
                    Depreciation and amortization of Broadband System costs        ( 6,663)
                                                                                 ---------

                    Ending Balance at December 31, 2001                            $61,020
                                                                                 =========

                    ---------------
                    *Reflected in the accompanying consolidated financial statements as approximately $5,161 in Network discontinuance reserve.


                    The Company's investment in the Broadband System, which is comprised primarily of mall equipment and mall wiring, is being retained by the Company. The Company has made a cumulative investment of approximately $67,683 in the Broadband System as of December 31, 2001, which has been reflected in buildings and equipment and investment in Unconsolidated Real Estate Affiliates in the accompanying consolidated financial statements as detailed below. Although no direct revenue is currently being generated from the Broadband System, the Company anticipates that revenues will be recognized in future periods either from the sale of such access or increased rents for the Company's retail spaces.

                    The following represents the Company's net carrying values for the Broadband System:

                                                                       December 31, 2001
                                                      -------------------------------------------------
                                                                        Investments in
                                                       Building         Unconsolidated           Totals
                                                    and equipment    Real Estate Affiliates
                    Mall Wiring and Equipment         $     36,349     $        31,334        $  67,683
                    less Accumulated Depreciation           (3,439)             (3,224)          (6,663)
                                                      ------------     ---------------        ---------
                                                      $     32,910     $        28,110        $  61,020
                                                      ============     ===============        =========


        NOTE 12     In the normal course of business, from time to time, the
COMMITMENTS AND     Company is involved in legal actions relating to the
  CONTINGENCIES     ownership and operations of its properties. In management's opinion, the liabilities, if any that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

                                GENERAL GROWTH PROPERTIES, INC.
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      (Dollars in thousands, except for per share amounts)


                    The Company leases land or buildings at certain properties from third parties. Rental expense including participation rent related to these leases was $664, $460 and $375 for the years ended December 31, 2001, 2000 and 1999, respectively. The leases generally provide for a right of first refusal in favor of the Company in the event of a proposed sale of the property by the landlord.

                    From time to time the Company has entered into contingent agreements for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence and, in the case of developments, completion and occupancy of the project.

 NOTE 13 RECENTLY
           ISSUED
       ACCOUNTING
   PRONOUNCEMENTS

                    On June 1, 1998 the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133, as amended, is effective for fiscal years beginning after June 15, 2000 as provided by FASB Statement No. 137 issued in July 1999. The Company's only hedging activities are the cash flow hedges represented by its interest rate cap and swap agreements relating to its commercial mortgage-backed securities (Note
                    5). These agreements either place a limit on the effective rate of interest the Company will bear on such variable rate obligations or fix the effective interest rate on such obligations to a certain rate. The Company has concluded that these agreements are highly effective in achieving its objective of eliminating its exposure to variability in cash flows relating to these variable rate obligations in any interest rate environment for loans subject to swap agreements and for loans with related cap agreements, when LIBOR rates exceed the strike rates of the agreements. However, Statement 133 also requires that the Company fair value the interest rate cap and swap agreements as of the end of each reporting period. Interest rates have declined since these agreements were obtained. The Company adopted Statement 133 January 1, 2001. In accordance with the transition provisions of Statement 133, the Company recorded at January 1, 2001 a loss to earnings of $3,334 as a cumulative-effect type transition adjustment to recognize at fair value the time-value portion of all the interest rate cap agreements that were previously designated as part of a hedging relationship. Included in the $3,334 loss is $704 relating to interest rate cap agreements held by Unconsolidated Real Estate Affiliates. The Company also recorded $112 to other comprehensive income at January 1, 2001 to reflect the then fair value of the intrinsic portion of the interest rate cap agreements. Subsequent changes in the fair value of these agreements will be reflected in current earnings and accumulated other comprehensive income. During 2001, the Company recorded approximately $2,389 of additional other comprehensive income to reflect 2001 changes in the fair value of its interest rate cap and swap agreements.

                    In conjunction with the GGP MPTC financing (Note 5), all of the debt hedged by the Company's then existing interest rate cap agreements was refinanced. As the related fair values of the previous cap agreements were nominal on the refinancing date, these cap agreements were not terminated and any subsequent changes in the fair value of these cap agreements will be reflected in interest expense. Further, certain caps were purchased and sold in conjunction with GGP MPTC financing. These purchased and sold caps do not qualify for hedge accounting and changes in the fair values of these agreements will also be reflected in interest expense. Finally, certain interest rate swap agreements were entered into to partially fix the interest rates on a portion of the GGP MPTC financing. These swap agreements have been designated as cash flow hedges on $666,933 of the Company's consolidated variable rate debt (see also Note 4).

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

          In March 2000, the FASB issued Statement of Accounting Standards Interpretation 44, "Accounting for Certain Transactions Involving Stock Compensation" ("Interpretation 44"). Interpretation 44 is generally effective for new stock option grants beginning July 1, 2000. However, the interpretive definition of an employee applies to new awards granted after December 15, 1998. Further, the FASB determined that any modifications to current accounting as a result of this guidance are to be recorded prospectively, effective as of July 1, 2000. General Growth has previously granted stock options to its employees, directors and to employees of its then unconsolidated subsidiary, GGMI (which, as of January 1, 2001, became a consolidated subsidiary). Under the terms of the Interpretation, any awards to GGMI employees are considered awards to non-employees. The Company has applied the accounting mandated by Interpretation 44 as of July 1, 2000 with no significant impact on the Company's consolidated financial position or consolidated results of operations. Due to the acquisition of the common stock of GGMI by the Operating Partnership on January 1, 2001 as discussed in Note 1, those individuals who are employed by GGMI are now considered to be employees of General Growth for the purposes of accounting for stock option grants in 2001 and subsequent years.

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

          In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 develops one accounting model (based on the model in SFAS 121) for long-lived assets (including discontinued operations) that are to be held or disposed of by sale, as well as addresses certain discontinued operations issues. SFAS 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. As the Company does not generally hold its properties for sale and has historically not had significant operations that have been accounted for as "discontinued operations", the Company does not anticipate that SFAS 144 will have a significant impact on its current or future operations or financial results.

          In February 2002, the FASB announced the rescission of Statement No. 4 "Reporting Gains and Losses from Extinguishment of Debt" Generally, such rescission has the effect of suspending the treatment of debt extinguishment costs as extraordinary items. The rescission is effective for the year ended December 31, 2003. Accordingly, in the comparative statements presented in the year of adoption, the Company will reclass approximately $14,022 of debt extinguishment costs recorded for 2001 that are classified under current accounting standards as extraordinary items to other interest costs.

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)



NOTE 14  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                             Year Ended                                            First       Second        Third       Fourth
                             December 31, 2001                                    Quarter      Quarter       Quarter     Quarter
                             ------------------                                   -------      -------       -------     -------
                             Total revenues                                      $191,970      $189,542      $196,269    $225,928

                             Operating income                                      86,032        15,260        89,937     105,285

                             Income (loss) before extraordinary items and
                              cumulative effect of accounting change               30,071       (17,630)       35,609      61,616

                             Net income (loss) applicable to common shares         20,620       (24,758)       29,239      42,742

                             Earnings (loss) before extraordinary items and
                              cumulative effect of accounting change
                              per share-basic (a)                                $   0.46         (0.45)         0.56        1.03

                             Earnings (loss) before extraordinary items
                              and cumulative effect of accounting change
                               per share-diluted (a)                                 0.46         (0.45)         0.56        1.03

                             Earnings (loss) per share - basic (a)                   0.39         (0.47)         0.56        0.79

                             Earnings (loss) per share - diluted (a)                 0.39         (0.47)         0.56        0.79

                             Distributions declared per share                    $   0.53      $   0.53      $   0.65    $   0.65

                             Weighted average shares
                              outstanding (in thousands) - basic                   52,365        52,413        52,596      53,990

                             Weighted average shares
                              outstanding (in thousands) - diluted                 52,444        52,507        52,662      54,067

                             Year Ended                                            First        Second         Third      Fourth
                             December 31, 2000                                    Quarter       Quarter       Quarter     Quarter
                             -----------------                                    -------       -------       -------     -------
                             Total revenues                                      $162,483      $165,026      $173,286    $197,972

                             Operating income                                      76,636        81,969        85,328     108,937

                             Income before extraordinary items                     28,241        27,950        31,363      50,394

                             Net income applicable to common shares                22,124        21,833        25,246      44,277

                             Earnings before extraordinary items
                              per share-basic (a)                                $   0.43      $   0.42      $   0.48    $   0.85

                             Earnings before extraordinary items
                              per share-diluted (a)                                  0.43          0.42          0.48        0.85

                             Earnings per share - basic (a)                          0.43          0.42          0.48        0.85

                             Earnings per share - diluted (a)                        0.43          0.42          0.48        0.85

                             Distributions declared per share                    $   0.51      $   0.51      $   0.51    $   0.53

                             Weighted average shares
                              Outstanding (in thousands) - basic                   51,918        51,965        52,095      52,268

                             Weighted average shares
                              Outstanding (in thousands) - diluted                 51,936        52,011        52,134      52,314


                             (a)  Earnings (loss) per share for the four
                                  quarters do not add up to the annual earnings per share due to the issuance of additional stock during the year.

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


          NOTE 15   On March 3, 2002, the Company entered into a definitive
 SUBSEQUENT EVENT   merger agreement with JP Realty, Inc., a publicly held real estate investment trust. The acquisition price will be approximately $1,100, which includes the assumption of approximately $460 of existing debt and approximately $116 in existing preferred operating units. Each outstanding share of JP Realty common stock will be converted into $26.10 cash and each common unit of limited partnership interest in JP Realty's operating partnership subsidiary will receive $26.10 in cash or, at the election of the holder, .522 units of newly created Series B preferred units of the Operating Partnership. The acquisition, which is expected to occur in the second quarter of 2002, involves 50 properties including 18 enclosed regional malls, 25
                    community centers, 1 free standing retail property and 6 mixed-use commercial/business properties in 10 western states. However, the transaction is subject to certain closing conditions including approval by the stockholders of JP Realty.

                         Independent Auditors' Report on
                          Financial Statement Schedule

Board of Directors and Stockholders
General Growth Properties, Inc.

We have audited the consolidated financial statements of General Growth Properties, Inc. (the "Company") as of December 31, 2001, and for the year then ended, and have issued our report thereon dated February 6, 2002 (March 3, 2002 as to Note 15); such financial statements and report are included elsewhere in this Form 10-K. Our audit also included the Reconciliation of Real Estate and Reconciliation of Accumulated Depreciation for the year ended December 31, 2001 of the financial statement schedule of the Company, listed in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on page F-1 of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP


Chicago, Illinois
February 6, 2002

                      Report of Independent Accountants on
                          Financial Statement Schedule

To the Board of Directors and Stockholders
General Growth Properties, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 6, 2001 appearing in this Annual Report on Form 10-K of General Growth Properties, Inc. also included an audit of the Reconciliation of Real Estate and Reconciliation of Accumulated Depreciation for each of the two years in the period ended December 31, 2000 of the financial statement schedule listed in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule of this Form 10-K. In our opinion, based on our audits, the Reconciliation of Real Estate and Reconciliation of Accumulated Depreciation for each of the two years in the period ended December 31, 2000 of the financial statement schedule listed in the Index to Consolidated Financial Statements and Consolidated Financial Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


Chicago, Illinois                             PricewaterhouseCoopers LLP
February 6, 2001

                        GENERAL GROWTH PROPERTIES, INC.
 Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2001

        Col. A               Col. B                   Col. C                    Col. D                    Col. E
        ------               ------                   ------                    ------                    ------
                                                                     Costs Capitalized
                                                                         Subsequent                Gross Amounts at Which
                                              Initial Cost             To Acquisition            Carried at Close of Period
                                         ------------------------  -----------------------  ---------------------------------------
                                                      Buildings
                                                         and                                              Buildings
                           Encumbrances              Improvements                Carrying                    And
      Description              (a)          Land          (b)      Improvements  Costs (c)      Land     Improvements   Total(c)(d)
------------------------   ------------  ----------- ------------  ------------  ---------  -----------  ------------  ------------
Ala Moana Combined
  Honolulu, HI             642,275,669   336,229,260 473,770,740      3,647,175  5,685.073  336,229,497   483,102,988   819,332,485

Apache Mall
  Rochester, MN             55,583,346     8,110,292  72,992,628      4,361,643          0    8,110,292    77,354,271    85,464,563

Baybrook Mall
  Friendswood, TX           93,173,250   13,300,000  117,162,546      4,642,596          0   13,300,000   121,805,142   135,105,142

Bayshore Mall,
  Eureka, CA                34,217,304     3,004,345  27,398,907     24,683,533  2,887,090    3,005,040    54,969,530    57,974,570

Bellis Fair Mall,
  Bellingham, WA            72,122,388     7,616,458  47,040,131     10,674,314  6,122,020    7,485,224    63,836,465    71,321,689

Birchwood Mall,
  Port Huron, MI            43,396,941     1,768,935  34,574,635     12,632,977  1,980,603    3,045,616    49,188,215    52,233,831

Boulevard Mall
  Las Vegas, NV            100,181,545    16,490,343 148,413,086      4,882,898          0   16,490,343   153,295,984   169,786,327

Capital Mall
  Jefferson City, MO        22,163,392     4,200,000  14,201,000      8,072,548          0    3,912,935    22,273,548    26,186,483

Century Mall
Birmingham, AL                       0     3,164,000  28,513,908      4,378,737          0    3,164,000    32,892,645    36,056,645

Chapel Hills
  Colorado
  Springs, CO               36,275,538     4,300,000  34,017,000     60,248,333     36,805    4,300,000    94,302,138    98,602,138

Coastland Center
  Naples, FL                84,669,396    11,450,000 103,050,200      4,098,534          0   11,450,000   107,148,734   118,598,734

Colony Square Mall
  Zanesville, OH            25,600,000     1,000,000  24,500,000     15,885,950          0    1,243,184    40,385,950    41,629,134

Columbia Mall
  Columbia, MO              56,100,000     5,383,208  19,663,231     15,191,303  1,368,803    5,383,208    36,223,337    41,606,545

Coral Ridge Mall
  Coralville, IA            78,982,915     3,363,602  64,217,772      9,898,887  4,420,355    3,381,564    78,537,014    81,918,578

Crossroads (MI)


        Col. A                Col. F      Col. G        Col. H        Col. I
        ------                ------      ------        ------        ------

                                                                 Life Upon Which
                                                                  Depreciation
                                                                      in
                                                                    Latest
                                                                    Income
                            Accumulated     Date of      Date     Statement is
      Description           Depreciation Construction  Acquired    Computed
------------------------    ------------ ------------  ---------  -----------
Ala Moana Combined
  Honolulu, HI              37,739,295                   1999         (e)

Apache Mall
  Rochester, MN              6,761,237                   1998         (e)

Baybrook Mall
  Friendswood, TX            6,763,788                   1999         (e)

Bayshore Mall,
  Eureka, CA                19,241,253   1986-1987                    (e)

Bellis Fair Mall,
  Bellingham, WA            25,494,998   1987-1988                    (e)

Birchwood Mall,
  Port Huron, MI            17,114,853   1989-1990                    (e)

Boulevard Mall
  Las Vegas, NV             13,626,317                   1998         (e)

Capital Mall
  Jefferson City, MO         5,007,301                   1993         (e)

Century Mall
Birmingham, AL               3,891,809                   1997         (e)

Chapel Hills
  Colorado
  Springs, CO               16,597,024                   1993         (e)

Coastland Center
  Naples, FL                 8,762,428                   1998         (e)

Colony Square Mall
  Zanesville, OH            14,537,079                   1986         (e)

Columbia Mall
  Columbia, MO              15,007,604   1984-1985                    (e)

Coral Ridge Mall
  Coralville, IA             8,738,636   1998-1999                    (e)

Crossroads (MI)

                        GENERAL GROWTH PROPERTIES, INC.

  Kalamazoo, MI              44,021,921   6,800,000    61,200,000   14,265,513      41,616   6,800,000    75,507,129    82,307,129

Crossroads Center
  St. Cloud, MN                       0  10,851,689    72,202,847    2,090,047     209,018  11,208,729    74,501,912    85,710,641

Kalamazoo, MI               5,050,869                   1999         (e)

Crossroads Center
  St. Cloud, MN             3,061,981                   2000         (e)


      Col. A                 Col. B                    Col. C                    Col. D                    Col. E
      ------                 ------                    ------                    ------                    ------
                                                                     Costs Capitalized
                                                                         Subsequent                Gross Amounts at Which
                                              Initial Cost             To Acquisition            Carried at Close of Period
                                         ------------------------ ------------------------  --------------------------------------
                                                       Buildings
                                                         And                                             Buildings
                           Encumbrances              Improvements                Carrying                   And
      Description              (a)          Land          (b)     Improvements   Costs(c)      Land     Improvements    Total(c)(d)
-----------------------    ------------  ----------  ------------ ------------  ----------  ----------  ------------   ------------
Cumberland Mall
  Atlanta, GA                97,882,147  15,198,568   136,787,110    4,709,268      77,583  15,198,568   141,573,961   156,772,529

Development in Progress               0           0   121,465,170  (64,028,739)          0           0    57,436,431    57,436,431

Eagle Ridge Mall
  Lake Wales, FL                      0   7,619,865    49,560,538    6,661,469   5,678,662   7,621,768    61,900,669    69,522,437

Eden Prairie Mall
  Eden Prairie, MN                    0     465,063    19,024,047   98,416,950   4,591,247     465,063   122,032,244   122,497,307

Fallbrook Mall,
  West Hills, CA             46,900,000   6,117,338    10,076,520   56,901,512   4,693,078   6,127,138    71,671,110    77,798,248

Fox River Mall
  Appleton, WI               93,200,000   2,700,566    18,291,067   35,357,987   2,025,925   4,787,291    55,674,979    60,462,270

Gateway Mall,
  Springfield, OR            43,436,220   8,728,263    34,707,170   19,762,738   7,642,587   8,749,088    62,112,495    70,861,583

GGPLP Corp.
  Chicago, IL               207,000,000           0       556,740   49,758,561           0           0    50,315,301    50,315,301

110 Building
  Chicago, IL                26,694,143           0    29,035,310    2,184,058           0           0    31,219,368    31,219,368

Grand Traverse Mall,
  Grand Traverse, MI         50,835,108   3,529,966    20,775,772   21,838,857   3,643,793   3,533,745    46,258,422    49,792,167

Greenwood Mall
  Bowling Green, KY          48,766,423   3,200,000    40,202,000   19,213,539           0   3,431,918    59,415,539    62,847,457

Knollwood Mall,
  St. Louis Park, MN                  0           0     9,748,047   24,895,840   2,867,530   7,025,606    37,511,417    44,537,023

Lakeview Square Mall
  Battle Creek, MI           25,465,587   3,578,619    32,209,980   14,962,185      42,469   3,578,619    47,214,634    50,793,253

      Col. A                   Col. F        Col. G       Col. H      Col. I
      ------                   ------        ------       ------      ------



                                                                    Life Upon Which
                                                                    Depreciation in
                                                                      Latest Income
                              Accumulated     Date of       Date      Statement is
      Description            Depreciation  Construction   Acquired      Computed
------------------------     ------------  ------------   --------  ----------------
Cumberland Mall
  Atlanta, GA                  12,337,025                   1998          (e)

Development in Progress                 0

Eagle Ridge Mall
  Lake Wales, FL               10,434,054     1995-1996                   (e)

Eden Prairie Mall
  Eden Prairie, MN              4,394,533                   1997

Fallbrook Mall,
  West Hills, CA               27,934,988                   1984          (e)

Fox River Mall
  Appleton, WI                 20,690,575     1983-1984                   (e)

Gateway Mall,
  Springfield, OR              19,967,562     1989-1990                   (e)

GGPLP Corp.
  Chicago, IL                  13,875,807                                 (e)

110 Building
  Chicago, IL                   3,127,906                   1997          (e)

Grand Traverse Mall,
  Grand Traverse, MI           15,873,623     1990-1991                   (e)

Greenwood Mall
  Bowling Green, KY            14,603,235                   1993          (e)

Knollwood Mall,
  St. Louis Park, MN           15,858,577                   1978          (e)

Lakeview Square Mall
  Battle Creek, MI              5,577,665                   1996          (e)

                        GENERAL GROWTH PROPERTIES, INC.

Lansing Mall
  Lansing, MI              30,030,398   6,977,798    62,800,179    11,799,121      182,298   6,977,798    74,781,598   81,759,396

Lockport Mall,
  Lockport, NY              9,300,000     800,000    10,000,000     4,301,489       23,656     800,000    14,325,145   15,125,145

Lansing Mall
  Lansing, MI               9,134,984        1996          (e)

Lockport Mall,
  Lockport, NY              5,618,636        1986          (e)

        Col. A               Col. B                   Col. C                    Col. D                     Col. E
        ------               ------                   ------                    ------                     ------
                                                                     Costs Capitalized
                                                                         Subsequent                Gross Amounts at Which
                                             Initial Cost             To Acquisition            Carried at Close of Period
                                       ------------------------  -------------------------  -------------------------------------
                                                     Buildings
                                                        and                                               Buildings
                         Encumbrances              Improvements                 Carrying                     And
      Description            (a)          Land          (b)      Improvements   Costs (c)      Land     Improvements   Total(c)(d)
----------------------   ------------  ----------  ------------  ------------  -----------  ----------  ------------  ------------
Mall of the Bluffs,
  Council Bluffs, IA       43,396,941   1,860,116    24,016,343    15,812,545    2,529,093   1,895,220    42,357,981   44,253,201

Mall St. Vincent
  Shreveport, LA           18,573,688   2,640,000    23,760,000     4,522,637            0   2,640,000    28,282,637   30,922,637

Marketplace
Champaign, IL              47,000,000   7,000,000    63,972,357    36,715,247       86,705   7,000,000   100,774,309  107,774,309

McCreless Mall
 San Antonio, TX                    0   1,000,000     9,000,002       711,531            0   1,000,000     9,711,533   10,711,533

MEPC Corp.
  Chicago, IL                       0           0    (1,549,401)            0            0           0    (1,549,401)  (1,549,401)

Northridge Fashion
 Center
  Northridge, CA          139,333,432  16,618,095   149,562,583    25,479,771    2,977,145  16,884,326   178,019,499  194,903,825

Oakwood Mall,
  Eau Claire, WI           57,862,588   3,266,669    18,281,160    21,640,333    1,711,573   3,617,262    41,633,066   45,250,328

Park Mall
  Tucson, AZ              100,495,593   4,996,024    44,993,177    97,388,605    5,438,192   4,715,836   147,819,974  152,535,810

Piedmont Mall,
  Danville, VA             30,148,678   2,000,000    38,000,000     5,030,782       20,787   2,000,000    43,051,569   45,051,569

Pierre Bossier Mall
  Bossier City, LA         40,411,286   5,280,707    47,558,468     4,517,187            0   5,283,970    52,075,655   57,359,625

The Pines,
  Pine Bluff, AR           26,404,644   1,488,928    17,627,258    10,737,087    1,365,091   1,247,414    29,729,436   30,976,850

Regency Square Mall
  Jacksonville, FL         86,049,352  16,497,552   148,477,968    10,507,182            0  16,456,452   158,985,150  175,441,602

Rio West Mall,
  Gallup, NM               13,500,000           0    19,500,000     5,491,177            0           0    24,991,177   24,991,177


                              Col. F         Col. G     Col. H        Col. I
                              ------         ------     ------        ------
                                                                  Life Upon Which
                                                                  Depreciation in
                                                                   Latest Income
                            Accumulated     Date of       Date      Statement is
      Description          Depreciation   Construction  Acquired      Computed
------------------------   ------------   ------------  --------  ---------------
Mall of the Bluffs,
  Council Bluffs, IA         15,581,498      1985-1986                  (e)

Mall St. Vincent
  Shreveport, LA              2,526,704                     1998        (e)

Marketplace
Champaign, IL                 9,905,792                     1997        (e)

McCreless Mall
 San Antonio, TX                894,527                     1998        (e)

MEPC Corp.
  Chicago, IL                    37,157

Northridge Fashion
Center
  Northridge, CA             14,703,128                     1998        (e)

Oakwood Mall,
  Eau Claire, WI             15,342,361      1985-1986                  (e)

Park Mall
  Tucson, AZ                 10,044,200                     1996        (e)

Piedmont Mall,
  Danville, VA                7,027,298                     1995        (e)

Pierre Bossier Mall
  Bossier City, LA            4,388,459                     1998        (e)

The Pines,
  Pine Bluff, AR             11,519,510      1985-1986                  (e)

Regency Square Mall
  Jacksonville, FL           13,552,943                     1998        (e)

Rio West Mall,
  Gallup, NM                  8,768,478                     1986        (e)

River Falls Mall,
  Clarksville, IN                     0    3,177,688   54,610,421   7,881,505   5,281,892

River Hills Mall,
  Mankato, MN                51,200,000    3,713,529   29,013,757  18,335,639   2,662,102

Riverlands Shopping Center
  LaPlace, LA                         0      500,000    4,500,000     200,693           0

River Falls Mall,
  Clarksville, IN             3,182,305   67,773,818   70,956,123  25,539,634   1989-1990              (e)

River Hills Mall,
  Mankato, MN                 4,707,482   50,011,498   54,718,980  16,288,834   1990-1991              (e)

Riverlands Shopping Center
  LaPlace, LA                   500,000    4,700,693    5,200,693     484,103                1998      (e)

                                                                                          Costs Capitalized
                                                                                              Subsequent
                                                          Initial Cost                      To Acquisition
                                                  ------------------------------    -----------------------------
                                                                    Buildings
                                                                       and
                                  Encumbrances                     Improvements                        Carrying
      Description                      (a)            Land             (b)          Improvements       Costs (c)
------------------------         --------------   ------------    --------------    ------------      -----------
Rivertown Crossing
  Grandville, MI                    129,511,696     10,972,923        97,141,738      30,321,159       13,159,575

Sooner Fashion Mall,
  Norman, OK                         20,000,000      2,700,000        24,300,000      15,061,684                0

Southlake Mall,
  Morrow, GA                         51,300,000      6,700,000        60,406,902      11,114,616                0

SouthShore Mall,
  Aberdeen, WA                                0        650,000        15,350,000       2,911,571                0

Southwest Plaza
  Littleton, CO                      82,841,400      9,000,000       103,983,673      11,337,140          564,887

Spring Hill
  West Dundee, IL                    88,563,257     12,400,000       111,643,525       5,487,900                0

Tucson Mall
  Tucson, AZ                        113,057,542              0       181,424,484       1,171,195                0

Valley Hills,
  Harrisonburg, VA                   34,342,506      3,443,594        31,025,471      34,770,165          169,540

Valley Plaza Shopping Center
  Bakersfield, CA                    81,652,670     12,685,151       114,166,356      (4,500,452)               0

West Valley Mall,
  Tracy, CA                          53,388,284      9,295,045        47,789,310      14,327,722        7,886,196

Westwood Mall
  Jackson, MI                        20,900,000      2,658,208        23,923,869       4,503,917                0
                                 --------------   ------------    --------------    ------------      -----------

  Grand Totals                   $3,398,207,188   $636,492,407    $3,440,637,702    $897,868,361      $98,072,989
                                 ==============   ============    ==============    ============      ===========

                                       Gross Amounts at Which
                                      Carried at Close of Period
                              --------------------------------------------                                           Life Upon Which
                                                                                                                     Depreciation in
                                              Buildings                                                              Latest Income
                                                 And                         Accumulated      Date of       Date     Statement is
      Description                 Land       Improvements    Total(c)(d)     Depreciation   Construction  Acquired      Computed
------------------------      -----------   --------------  --------------   ------------   ------------  --------   ---------------
Rivertown Crossing
  Grandville, MI                 7,246,462     140,622,472     147,868,934      9,181,596     1998-1999                   (e)

Sooner Fashion Mall,
  Norman, OK                     2,580,578      39,361,684      41,942,262      4,479,597                   1996          (e)

Southlake Mall,
  Morrow, GA                     6,700,000      71,521,518      78,221,518      7,292,119                   1997          (e)

SouthShore Mall,
  Aberdeen, WA                     650,000      18,261,571      18,911,571      7,935,089                   1986          (e)

Southwest Plaza
  Littleton, CO                  9,000,000     115,885,700     124,885,700     10,704,748                   1998          (e)

Spring Hill
  West Dundee, IL               12,400,000     117,131,425     129,531,425     10,440,294                   1998          (e)

Tucson Mall
  Tucson, AZ                             0     182,595,679     182,595,679      1,717,668                   2001          (e)

Valley Hills,
  Harrisonburg, VA               5,656,275      65,965,176      71,621,451      4,860,786                   1997          (e)

Valley Plaza Shopping Center
  Bakersfield, CA               12,685,151     109,665,904     122,351,055      9,695,099                   1998          (e)

West Valley Mall,
  Tracy, CA                     10,885,507      70,003,228      80,888,735     11,572,603       1995                      (e)

Westwood Mall
  Jackson, MI                    3,571,208      28,427,786      31,998,994      3,676,463                   1996          (e)
                              ------------  --------------  --------------   ------------

  Grand Totals                $649,311,682  $4,436,579,052  $5,085,890,734   $624,986,330
                              ============  ==============  ==============   ============

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

   (d) The aggregate cost of land, buildings and equipment for federal income tax purposes is approximately $4,027,382.

                          Reconciliation of Real Estate
                          -----------------------------

                                        1999                2000             2001
                                       ------              ------           ------
   Balance at beginning of year     $ 3,676,796         $ 4,326,551      $ 4,676,740

   Additions:                         1,238,874             350,189          352,186

   Other additions/(reductions):       (589,119)                 --           56,965
                                    -----------         -----------      -----------

   Balance at close of year         $ 4,326,551         $ 4,676,740      $ 5,085,891
                                    ===========         ===========      ===========

                   Reconciliation of Accumulated Depreciation
                   ------------------------------------------

                                         1999              2000              2001
                                        ------            -----              ----
   Balance at beginning of year      $  301,789        $  376,673        $  488,130

   Depreciation Expense                 105,046           111,457           128,682

   Other additions/(reductions):        (30,162)               --             8,174
                                     ----------        ----------        ----------

   Balance at close of year          $  376,673        $  488,130        $  624,986
                                     ==========        ==========        ==========

   (e) Depreciation is computed based upon the following estimated lives:

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

                        GENERAL GROWTH PROPERTIES, INC.

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

     2(j) Contribution Agreement dated November 10, 1999, by and between NYSCRF and GGP/Homart II (Alderwood Mall). (19)

     2(k) Contribution Agreement dated November 10, 1999, by and between NYSCRF and GGP/Homart II (Montclair Plaza). (19)

     2(l) Contribution Agreement, dated February 1, 2000, by and between General Growth Companies, Inc. and GGP Limited Partnership. (20)

     2(m) Purchase and Sale Agreement dated as of March 15, 2000 by and between Crossroads Shopping Center Trust and St. Cloud Mall L.L.C. (21)

     2(n) Purchase Agreement dated May 25, 2000 among General Growth Properties, Inc., GGP Limited Partnership, GGPLP L.L.C. and Goldman Sachs 2000 Exchange Place Fund, L.P. (23)

     2(o) Purchase and Sale Agreement dated as of August 7, 2001 by and between Oracle-Wetmore Co. and GGP-Tucson Mall, L.L.C. (27)

     2(p) Purchase and Sale Agreement dated as of August 7, 2001 by and between TMall-WN, L.L.C. and GGP-Tucson Mall, L.L.C. (27)

     2(q) Purchase and Sale Agreement dated as of August 7, 2001 by and between JCP Realty, Inc. and GGP-Tucson Mall, L.L.C. (27)

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

                        GENERAL GROWTH PROPERTIES, INC.

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

                        GENERAL GROWTH PROPERTIES, INC.

     10(b) Rights Agreement between the Company and the Limited Partners of the Operating Partnership. (4)

     10(c) General Growth Properties, Inc. 1993 Stock Incentive Plan, as amended.(9)

     10(d) Amendment, dated May 8, 2001, to 1993 Stock Incentive Plan, as amended. (27)

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

     10(j) Form of Letter Agreements restricting sale of certain shares of Common Stock.(2)

     10(k)* Letter Agreement dated October 14, 1993, between the Company and Bernard Freibaum.(4)

     10(l)* Form of Option Agreement between the Company and certain Executive Officers.(8)

     10(m)* General Growth Properties, Inc. 1998 Incentive Stock Plan.(16)

10(n) Amended and Restated Operating Agreement of GGPLP L.L.C. dated as of May 25, 2000. (22)

     10(o) Amendment, dated May 9, 2000, to 1998 Stock Incentive Plan. (28)

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

                        GENERAL GROWTH PROPERTIES, INC.

     10(z) Replacement Note dated October 20, 2000 made by Borrower in favor of Lehman. (24)

     10(aa) Joinder Agreement, dated as of December 28, 2000, between The Chase Manhattan Bank ("Chase"), Borrower, BT and Lehman. (24)

     10(bb) Promissory Note dated December 28, 2000 made by Borrower in favor of Chase. (24)

     10(cc) Second Amendment to Term Loan Agreement, dated as of December 28, 2000, among Borrower and BT, Lehman, Fleet and Chase. (24)

     10(dd) Third Amendment to Term Loan Agreement, dated as of June 11, 2001, executed by Borrower and BT, Lehman, Hypo, Fleet, Chase and Comerica Bank. (29)

     10(ee) Joinder Agreement, dated as of August 1, 2001 between Commerzbank AG, New York and Grand Cayman Branches ("Commerzbank"), Borrower, BT and Lehman.
(28)

     10(ff) Promissory Note dated August 1, 2001 made by Borrower in favor of Commerzbank. (28)

     10(gg) Revolving Credit Agreement, dated as of July 31, 2000 among Borrower, Bank of America, N.A. ("BofA") Dresdner Bank, AG ("Dresdner"). And U.S. Bank National Association ("USB"). (24)

     10(hh) Promissory Note dated July 31, 2000 made by Borrower in favor of BofA. (24)

     10(ii) Promissory Note dated July 31, 2000 made by Borrower in favor of Dresdner. (24)

     10(jj) Promissory Note dated July 31, 2000 made by Borrower in favor of USB. (24)

     10(kk) Joinder to Revolving Credit Agreement, dated as of September 1, 2000, among Hypo, Borrower, BofA, Dresdner and USB. (24)

     10(ll) Promissory Note dated September 1, 2000 made by Borrower in favor of Hypo. (24)

     10(mm) First Amendment to Revolving Credit Agreement, dated as of June 7, 2001, executed by Borrower, BofA, Dresdner, USB and Hypo. (29)

     10(nn) Joinder to Revolving Credit Agreement, dated as of August 10, 2001, executed by Commerzbank, as consented to by Borrower, BofA, Dresdner, USB and Hypo. (29)

     10(oo) Promissory Note dated August 16, 2001 made by Borrower in favor of Commerzbank. (29)

     10(pp) Revolving Credit Agreement, dated as of January 30, 2001, among General Growth Management, Inc. and GGPLP L.L.C. (collectively, "Borrower"), BofA, USB, and LaSalle Bank National Association ("LaSalle"). (26)

     10(qq) Promissory Note dated January 30, 2001 made by Borrower in favor of BofA. (26)

     10(rr) Promissory Note dated January 30, 2001 made by Borrower in favor of USB. (26)

     10(ss) Promissory Note dated January 30, 2001 made by Borrower in favor of LaSalle. (26)

     10(tt) First Amendment to Revolving Credit Agreement, dated as of June 7, 2001, executed by Borrower, BofA, USB and LaSalle. (29)

16. Letter of Pricewaterhouse Coopers LLP dated April 11, 2001 regarding change in certifying accountant. (25)

                        GENERAL GROWTH PROPERTIES, INC.

21.   List of Subsidiaries of General Growth Properties, Inc.

23.1  Consent of Deloitte & Touche LLP.

23.2  Consent of KPMG LLP.

23.3  Consent of PricewaterhouseCoopers LLP - Independent Accountants.

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

                        GENERAL GROWTH PROPERTIES, INC.

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

     (25) Previously filed as an exhibit to the Company's Current Report on Form 8-K, as amended, dated April 11, 2001, incorporated herein by reference.

     (26) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated May 10, 2001, incorporated herein by reference.

     (27) Previously filed as an exhibit to the Company's Current Report on Form 8-K, dated August 30, 2001, incorporated herein by reference.

     (28) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated August 13, 2001, incorporated herein by reference.

     (29) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated November 9, 2001, incorporated herein by reference.