Form 10-Q
period 2002-03-31
GENERAL GROWTH PROPERTIES INC
filed 2002-05-13
CIK 895648

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002


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

The number of shares of Common Stock, $.10 par value, outstanding on May 10, 2002 was 62,162,808.

                         GENERAL GROWTH PROPERTIES, INC.
                         -------------------------------

                                      INDEX
                                      -----

                                                                         PAGE
                                                                        NUMBER
                                                                        ------

PART I     FINANCIAL INFORMATION
           Item 1:  Financial Statements
                Consolidated Balance Sheets
                as of March 31, 2002 and December 31, 2001.............   3

                Consolidated Statements of Operations and
                Comprehensive Income for the three months ended
                March 31, 2002 and 2001................................   4

                Consolidated Statements of Cash Flows
                for the three months ended March 31, 2002 and 2001.....   5

                Notes to Consolidated Financial Statements.............   6

           Item 2:  Management's Discussion and Analysis of
                Financial Condition and Results of Operations..........  21

                Liquidity and Capital Resources of the Company.........  23

           Item 3:  Quantitative and Qualitative Disclosures
                    about Market Risk..................................  27

PART II    OTHER INFORMATION.

           Item 6:  Exhibits and Reports on Form 8-K...................  28

           SIGNATURE...................................................  29

PART I.    FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS

                         GENERAL GROWTH PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2002 AND DECEMBER 31, 2001
                                   (UNAUDITED)
        (Dollars in thousands, except for per share and per unit amounts)


                                ASSETS
                                ------

                                                                                        MARCH 31, 2002     DECEMBER 31, 2001
                                                                                        --------------     -----------------
Investment in real estate:
     Land                                                                                 $   649,814          $   649,312
     Buildings and equipment                                                                4,421,257            4,383,358
     Less accumulated depreciation                                                           (660,712)            (625,544)
     Developments in progress                                                                  63,882               57,436
                                                                                          -----------          -----------
      Net property and equipment                                                            4,474,241            4,464,562
     Investment in and loans from Unconsolidated Real Estate Affiliates                       632,274              617,677
                                                                                          -----------          -----------
      Net investment in real estate                                                         5,106,515            5,082,239
Cash and cash equivalents                                                                     115,765              160,755
Marketable securities                                                                         154,594              155,103
Tenant accounts receivable, net                                                                97,875               93,043
Deferred expenses, net                                                                         95,722               96,656
Prepaid expenses and other assets                                                              56,235               59,011
                                                                                          -----------          -----------
                                                                                          $ 5,626,706          $ 5,646,807
                                                                                          ===========          ===========

                  LIABILITIES AND STOCKHOLDERS' EQUITY
                  ------------------------------------

Mortgage notes and other debt payable                                                     $ 3,390,375          $ 3,398,207
Distributions payable                                                                          62,438               62,368
Network discontinuance reserve                                                                  4,675                5,161
Accounts payable and accrued expenses                                                          96,283              104,826
                                                                                          -----------          -----------
                                                                                            3,553,771            3,570,562
Minority interests:
     Redeemable Preferred Units                                                               175,000              175,000
     Common Units                                                                             379,561              380,359
                                                                                          -----------          -----------
                                                                                              554,561              555,359
Commitments and contingencies                                                                       -                    -

Preferred Stock: $100 par value; 5,000,000 shares authorized;                                 337,500              337,500
     345,000 designated as PIERS (Note 1) which are convertible and carry a
     $1,000 liquidation value, 337,500 of which were issued and outstanding at
     March 31, 2002 and December 31, 2001

Stockholders' Equity:
     Common stock: $.10 par value; 210,000,000 shares authorized;
      62,027,430 and 61,923,932 shares issued and outstanding
      as of March 31, 2002 and December 31, 2001, respectively                                  6,203                6,192
     Additional paid-in capital                                                             1,526,086            1,523,213
     Retained earnings (accumulated deficit)                                                 (337,232)            (328,349)
     Notes receivable-common stock purchase                                                   (21,994)             (19,890)
     Accumulated other comprehensive income                                                     7,811                2,220
                                                                                          -----------          -----------
      Total stockholders' equity                                                            1,180,874            1,183,386
                                                                                          -----------          -----------
                                                                                          $ 5,626,706          $ 5,646,807
                                                                                          ===========          ===========

The accompanying notes are an integral part of these consolidated financial statements.


                                    3 of 29

                         GENERAL GROWTH PROPERTIES, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)
          (Dollars in thousands, except per share and per unit amounts)

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                 2002                  2001
                                              -----------           ----------
Revenues:
    Minimum rents                             $   119,572           $  112,060
    Tenant recoveries                              57,135               55,150
    Overage rents                                   5,432                4,137
    Fees                                           19,047               18,341
    Other                                           2,953                2,282
                                              -----------           ----------
      Total revenues                              204,139              191,970
Expenses:
    Real estate taxes                              13,816               13,953
    Property operating                             63,350               56,404
    Provision for doubtful accounts                 2,001                1,175
    General and administrative                      1,241                1,517
    Depreciation and amortization                  38,430               33,125
                                              -----------           ----------
      Total operating expenses                    118,838              106,174
                                              -----------           ----------
Operating income                                   85,301               85,796

Interest income                                     1,096                1,333
Interest expense                                  (48,155)             (55,262)
(Income) loss allocated to minority interests     (13,842)             (11,625)
Equity in income of unconsolidated affiliates      13,183                9,829
                                              -----------           ----------
Income (loss) before extraordinary items and
    cumulative effect of accounting change         37,583               30,071
Extraordinary items                                   (32)                   -
Cumulative effect of accounting change                  -               (3,334)
                                              -----------           ----------
      Net income (loss)                            37,551               26,737
Convertible Preferred Stock Dividends              (6,117)              (6,117)
                                              -----------           ----------
      Net income (loss) available to
        common stockholders                   $    31,434           $   20,620
                                              ===========           ==========


Earnings (loss) before extraordinary
    items and cumulative effect of
    accounting change per share-basic         $      0.51           $     0.46
                                              ===========           ==========
Earnings (loss) before extraordinary items
    and cumulative effect of accounting
    change per share-diluted                  $      0.51           $     0.46
                                              ===========           ==========

Earnings (loss) per share-basic               $      0.51           $     0.39
                                              ===========           ==========
Earnings (loss) per share-diluted             $      0.51           $     0.39
                                              ===========           ==========

Distributions declared per share              $      0.65           $     0.53
                                              ===========           ==========

Net income (loss)                             $    37,551           $   26,737
Other comprehensive income (loss):
    Net unrealized gains on financial
      instruments, net of minority interest         5,422                    -
    Equity in unrealized gains on
      available-for-sale securities of
      unconsolidated affiliate, net of
      minority interest                               169                  267
                                              -----------           ----------
Comprehensive income (loss)                   $    43,142           $   27,004
                                              ===========           ==========


The accompanying notes are an integral part of these consolidated financial statements.


                                    4 of 29

                         GENERAL GROWTH PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

              (Dollars in thousands, except for per share amounts)

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                  2002                  2001
                                              -----------           ----------
Cash flows from operating activities:
     Net Income                               $    37,551           $   26,737
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
     Minority interests                            13,842               11,625
     Extraordinary items                               32                    -
     Cumulative effect of accounting change             -                3,334
     Equity in net income of
       unconsolidated affiliates                  (13,183)              (9,829)
     Provision for doubtful accounts                2,001                1,175
     Income distributions received from
       unconsolidated affiliates                    5,387                9,829
     Depreciation                                  35,168               30,366
     Amortization                                   4,119                4,646
Net Changes:
     Tenant accounts receivable                    (6,833)               4,779
     Prepaid expenses and other assets              9,693               (2,217)
     Increase in deferred expenses                 (3,218)              (5,746)
     Accounts payable and accrued expenses         (9,009)             (40,368)
                                              -----------           ----------
       Net cash provided by (used in)
         operating activities                      75,550               34,331
                                              -----------           ----------

Cash flows from investing activities:
     Acquisition/development of real estate
       and improvements and additions
       to properties                              (45,281)            (112,267)
     Increase in investments in
       unconsolidated affiliates                  (11,492)              (7,732)
     Distributions received from
       unconsolidated affiliates in excess
       of income                                    5,143               12,774
     Loans from unconsolidated affiliates             386                    -
     Decrease in investments in
       marketable securities                          509                    -
                                              -----------           ----------
       Net cash provided by (used in)
         investing activities                     (50,735)            (107,225)
                                              -----------           ----------

Cash flows from financing activities:
     Cash distributions paid to
       common stockholders                        (40,266)             (27,744)
     Cash distributions paid to
       minority interests                         (12,722)             (10,385)
     Cash distributions paid to holders
       of RPUs                                     (3,916)              (3,916)
     Payment of dividends on PIERS                 (6,117)              (6,117)
     Proceeds from sale of common stock,
       net of issuance costs                        1,048                1,221
     Proceeds from issuance of mortgage
       notes and other debt payable                     -              185,926
     Principal payments on mortgage notes
       and other debt payable                      (7,832)             (69,310)
     Increase in deferred expenses                      -               (1,915)
                                              -----------           ----------
       Net cash provided by (used in)
         financing activities                     (69,805)              67,760
                                              -----------           ----------

Net change in cash and cash equivalents           (44,990)              (5,134)
Cash and cash equivalents at
  beginning of period                             160,755               27,229
                                              -----------           ----------
Cash and cash equivalents at end of period    $   115,765           $   22,095
                                              ===========           ==========

Supplemental disclosure of cash flow information
       Interest paid                          $    47,641           $   58,296
                                              ===========           ==========
       Interest capitalized                         1,837                4,519
                                              ===========           ==========
Non-cash investing and financing activities:
       Common stock issued in exchange for
         Operating Partnership Units          $         -           $      575
       Acquisition of GGMI                              -               66,079
       Notes receivable issued for exercised
         stock options                              2,104                1,629
       Acquisition of property in exchange
         for tenant note receivable                     -                8,207

The accompanying notes are an integral part of these consolidated financial statements.


                                    5 OF 29

                         GENERAL GROWTH PROPERTIES, INC.
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)



NOTE 1   ORGANIZATION

Readers of this quarterly report should refer to the Company's audited financial statements for the year ended December 31, 2001 which are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-11656), as certain footnote disclosures which would substantially duplicate those contained in the 2001 annual audited financial statements have been omitted from this report. Capitalized terms used but not defined in this quarterly report have the same meanings as in the Company's 2001 Annual Report on Form 10-K.

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

During July 1999, General Growth completed a public offering of 10,000,000 shares of Common Stock and received net proceeds of approximately $330,296. During December 2001, General Growth completed a public offering of 9,200,000 shares of Common Stock (the "2001 Offering") and received net proceeds of approximately $345,000.

As of March 31, 2002, the Company owned 100% of fifty-four regional shopping centers (the "Wholly-Owned Centers") and 100% of the common stock of General Growth Management, Inc. ("GGMI"). The Company also owned as of such date 50% of the common stock of GGP/Homart, Inc. ("GGP/Homart"), 50% of the membership interests in GGP/Homart II L.L.C. ("GGP/Homart II"), 51% of the common stock of GGP Ivanhoe, Inc. ("GGP Ivanhoe"), 51% of the common stock of GGP Ivanhoe III, Inc. ("GGP Ivanhoe III"), 50% of Quail Springs Mall and Town East Mall and a 50% general partnership interest in Westlake Retail Associates, Ltd. ("Circle T") (collectively, the "Unconsolidated Real Estate Affiliates"). As of such date, GGP/Homart owned interests in twenty-three shopping centers, GGP/Homart II owned interests in eight shopping centers, GGP Ivanhoe owned 100% of two shopping centers, and GGP Ivanhoe III owned 100% of eight shopping centers. These centers, together with Quail Springs Mall and Town East Mall, comprise the "Unconsolidated Centers". Circle T is currently developing a regional mall in Dallas, Texas and as it is not yet operational has been excluded from the definition of the Unconsolidated Centers. Together, the Wholly-Owned Centers and the Unconsolidated Centers comprise the "Company Portfolio" or the "Portfolio Centers".

Effective January 1, 2000, General Growth established a Dividend Reinvestment and Stock Purchase Plan ("DRSP"). General Growth has reserved for issuance up to 1,000,000 shares of Common Stock for issuance under the DRSP. The DRSP will, in general, allow participants in the plan to make purchases of Common Stock from dividends received or additional cash investments. Although the purchase price of the Common Stock will be determined by the current market price, the purchases will be made without fees or commissions. General Growth has and will satisfy DRSP Common Stock purchase needs through the issuance of new shares of Common Stock or by repurchases of currently outstanding Common Stock. As of March 31, 2002, an aggregate of 62,170 shares of Common Stock had been issued under the DRSP.


                                    6 of 29

                         GENERAL GROWTH PROPERTIES, INC.
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)

During May 2000, the Operating Partnership formed GGPLP L.L.C., a Delaware limited liability company ("the LLC"), by contributing its interest in a portfolio of 44 Wholly-Owned Centers to the LLC in exchange for all of the common units of membership interest in the LLC. On May 25, 2000, a total of 700,000 redeemable preferred units of membership interest in the LLC (the "RPUs") were issued to an institutional investor by the LLC. (the "2000 RPUs"). During April 2002 an additional 240,000 RPU's were issued by the LLC to an affiliate of the same institutional investor (the "2002 RPUs") yielding net proceeds of approximately $58,365 which are expected to be used for various upcoming development and acquisition needs. Holders of the RPUs are entitled to receive cumulative preferential cash distributions per RPU at a per annum rate of 8.95% of the $250 liquidation preference thereof (or $5.59375 per quarter) prior to any distributions by the LLC to the Operating Partnership. Subject to certain limitations, the RPUs may be redeemed in cash by the LLC for the liquidation preference amount plus accrued and unpaid distributions and may be exchanged by the holders of the RPUs for an equivalent amount redeemable preferred stock of General Growth. Such preferred stock provides for an equivalent 8.95% annual preferred distribution and is redeemable at the option of General Growth for cash equal to the liquidation preference amount plus accrued and unpaid distributions. The redemption right may be exercised at any time on or after May 25, 2005 with respect to the 2000 RPUs and April 23, 2007 with respect to the 2002 RPUs and the exchange right generally may be exercised at any time on or after May 25, 2010 with respect to the 2000 RPUs and April 23, 2012 with respect to the 2002 RPUs. The RPUs outstanding at March 31, 2002 and December 31, 2001 have been reflected in the accompanying consolidated financial statements as a component of minority interest at the current total liquidation preference amount of $175,000.

As of March 31, 2002, General Growth owned an approximate 76% general partnership interest in the Operating Partnership (excluding its preferred units of partnership interest as discussed below). The remaining approximate 24% minority interest in the Operating Partnership is held by limited partners that include trusts for the benefit of the families of the original stockholders who initially owned and controlled the Company and subsequent contributors of properties to the Company. These minority interests are represented by common units of limited partnership interest in the Operating Partnership (the "Units"). The Units can be redeemed at the option of the holders for cash or, at General Growth's election with certain restrictions, for shares of Common Stock on a one-for-one basis. The holders of the Units also share equally with General Growth's common stockholders on a per share basis in any distributions by the Operating Partnership on the basis that one Unit is equivalent to one share of Common Stock.

General Growth has issued 13,500,000 depositary shares, each representing 1/40 of a share of 7.25% Preferred Income Equity Redeemable Stock, Series A ("PIERS"), or a total of 337,500 PIERS. The PIERS are reflected on the accompanying consolidated balance sheets at their $1,000 per share liquidation or redemption value. In order to enable General Growth to comply with its obligations in respect to the PIERS, General Growth owns preferred units of limited partnership interest in the Operating Partnership (the "Preferred Units") which have rights, preferences and other privileges, including distribution, liquidation, conversion and redemption rights, that mirror those of the PIERS. Accordingly, the Operating Partnership is required to make all required distributions on the Preferred Units prior to any distribution of cash or assets to the holders of the Units. At March 31, 2002, 100% of the Preferred Units (337,500) were owned by General Growth.

On January 1, 2001, the Company acquired for nominal cash consideration 100% of the common stock of GGMI. This transaction was accounted for as a purchase. In connection with the acquisition, the GGMI preferred stock owned by the Company was cancelled and approximately $40,000 of the outstanding loans owed by GGMI to the Company were contributed to the capital of GGMI. In addition, the Company and GGMI concurrently terminated the management contracts for the Wholly-Owned Centers as the management activities would thereafter be performed directly by the Company. GGMI has continued to manage, lease, and perform various other services for the Unconsolidated Centers and other properties


                                    7 of 29

                         GENERAL GROWTH PROPERTIES, INC.
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)


owned by unaffiliated third parties. Fees recognized by the Company in the three months ended March 31, 2002 and 2001 from its Unconsolidated Real Estate Affiliates for services performed for the Unconsolidated Centers were $13,975 and $13,757, respectively. During 2001, the Company elected that GGMI be treated as a taxable REIT subsidiary as permitted under the Tax Relief Extension Act of 1999.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership consisting of the fifty-four Wholly-Owned Centers (including those owned by the LLC), GGMI and the unconsolidated investments in GGP/Homart, GGP/Homart II, GGP Ivanhoe, GGP Ivanhoe III, Circle T, Quail Springs Mall and Town East Mall. All significant intercompany balances and transactions have been eliminated.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position of the Company as of March 31, 2002 and the results of operations for the three months ended March 31, 2002 and 2001 and cash flows for the three months ended March 31, 2002 and 2001 have been included. The results for the interim periods ended March 31, 2002 and 2001 are not necessarily indicative of the results to be obtained for the full fiscal year.

Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.


EARNINGS PER SHARE ("EPS")

Basic per share amounts are based on the weighted average of common shares outstanding of 61,978,563 for 2002 and 52,365,352 for 2001. Diluted per share amounts are based on the total number of weighted average common shares and dilutive securities (stock options) outstanding of 62,103,775 for 2002 and 52,444,296 for 2001. However, certain options outstanding were not included in the computation of diluted earnings per share either because the exercise price of the stock options was higher than the average market price of the Common Stock for the applicable periods and therefore, the effect would be anti-dilutive or because the conditions which must be satisfied prior to the issuance of any such shares were not achieved during the applicable periods. The effect of the issuance of the PIERS is anti-dilutive with respect to the Company's calculation of diluted earnings per share for the three months ended March 31, 2002 and 2001 and therefore has been excluded. The outstanding Units have also been excluded from the Company's calculation of diluted earnings per share as there would be no net effect on the reported EPS amounts since the minority interests' share of income would also be added back to net income.


                                    8 of 29

                         GENERAL GROWTH PROPERTIES, INC.
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)

The following are the reconciliations of the numerators and denominators of the basic and diluted EPS.

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                 2002                  2001
                                              -----------           ----------
     Numerators:
     Income (loss) before extraordinary
         items and cumulative effect of
         accounting change                    $    37,583            $  30,071
         Dividends on PIERS                        (6,117)              (6,117)
                                              -----------           ----------
         Income (loss) available to common
           stockholders before extraordinary
           items and cumulative effect of
           accounting change - for basic
           and diluted EPS                         31,466               23,954
         Extraordinary items                          (32)                   -
         Cumulative effect of
           accounting change                            -               (3,334)
                                              -----------           ----------
     Net income (loss) available to common
       stockholders - for basic and
       diluted EPS                            $    31,434           $   20,620
                                              ===========           ==========

     Denominators:
     Weighted average common shares
       outstanding (in thousands) - for
       basic EPS                                   61,979               52,365
     Effect of dilutive securities - options          125                   79
                                              -----------           ----------
     Weighted average common shares
       outstanding (in thousands) - for
       diluted EPS                                 62,104               52,444
                                              ===========           ==========

NOTES RECEIVABLE - OFFICERS

As of March 31, 2002, certain officers of the Company were indebted to the Company in the aggregate amount of $21,994 under promissory notes issued by such officers in connection with their exercise of options to purchase an aggregate of 800,000 shares of the Company's Common Stock, including approximately $2,104 advanced to officers for the purchase of 60,000 shares of Common Stock in the first three months of 2002. An additional $2,139 of advances for the purchase of approximately 75,000 shares of Common Stock were made in April 2002. The notes, which bore interest at a rate computed as a formula of a market rate, were full recourse to the officers, were collateralized by the shares of Common Stock issued upon exercise of such stock options, provided for quarterly payments of interest and were payable to the Company on demand. At March 31, 2002, the Company had also cumulatively paid approximately $2,092 representing income tax withholding for such officers. Such amounts carried the same terms as the promissory notes for the Common Stock but were reflected in prepaid and other assets in the accompanying consolidated financial statements.

As of April 30, 2002, the Board of Directors of the Company decided to terminate the availability of loans to officers to exercise their options to purchase Common Stock. In conjunction with this decision, the Company and the officers restructured the terms of the promissory notes. Each of the officers repaid no less than 60% of the principal and 100% of the interest due under such officer's note as of April 30, 2002 and the remaining amounts, approximately $10,141, are represented by amended and restated promissory notes. These amended and restated, fully recourse notes are payable in monthly installments of principal and interest (at a market rate which varies monthly computed at LIBOR (1.88% at March 31, 2002) plus 125 basis points per annum) until fully repaid in May 2009 (or within 90 days of the officer's separation from the Company, if earlier).



                                    9 of 29

                         GENERAL GROWTH PROPERTIES, INC.
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)

REVENUE RECOGNITION

Minimum rent revenues are recognized on a straight-line basis over the term of the related leases. As of March 31, 2002, approximately $52,533 has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant accounts receivable, net in the accompanying consolidated financial statements. In addition, amounts collected from tenants to allow the termination of their leases have been included in minimum rents. Such termination income was approximately $1,500 and $1,200, respectively, for the three months ended March 31, 2002 and 2001. Overage rents are recognized on an accrual basis once tenant sales revenues exceed contractual tenant lease thresholds. Recoveries from tenants for taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable costs are incurred. The Company provides an allowance for doubtful accounts against the portion of accounts receivable which is estimated to be uncollectible. Such allowances are reviewed periodically based upon the recovery experience of the Company.

COMPREHENSIVE INCOME

Comprehensive income is a more inclusive financial reporting methodology that encompasses net income and all other changes in equity except those resulting from investments by and distributions to equity holders. Included in comprehensive income but not net income are unrealized gains or losses on marketable securities classified as available-for-sale and unrealized gains or losses on financial instruments designated as cash flow hedges (Note 4). In addition, one of the Company's unconsolidated affiliates received common stock of a large, publicly traded real estate company as part of a 1998 transaction. During 2001, portions of the holdings of such stocks were sold and the cumulative previously unrealized losses for the stock sold were realized. Cumulative net unrealized losses on such remaining securities through December 31, 2001 were $169, net of minority interest and were reflected as accumulated equity in other comprehensive loss of unconsolidated affiliate. For the three months ended March 31, 2001 the Company increased its carrying amount for its investment in such unconsolidated affiliate by $367 and reflected $267 as other comprehensive gain, net of minority interest of $100, as its equity in such unconsolidated affiliate's unrealized gain on such securities. During the three months ended March 31, 2002, all remaining holdings of such stock were sold and the remaining cumulative unrealized losses pertaining to such stock holdings were realized.


BUSINESS SEGMENT INFORMATION

The primary business of General Growth and its consolidated affiliates is owning and operating shopping centers. General Growth evaluates operating results and allocates resources on a property-by-property basis and does not distinguish or evaluate its consolidated operations on a geographic basis. Accordingly, General Growth has determined it has a single reportable segment. Further, all operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues.


STOCK INCENTIVE PLANS

General Growth has incentive stock plans pursuant to which certain stock incentive awards in the form of threshold-vesting stock options ("TSOs") are granted to employees. The exercise price of the TSOs to be granted to a participant will be the Fair Market Value ("FMV") of a share of Common Stock on the date the TSO is granted. The threshold price (the "Threshold Price") which must be achieved in order for the TSO to vest will be determined by multiplying the FMV on the date of grant by the Estimated Annual Growth Rate (currently set at 7%) and compounding the product over a five-year period. Shares of the Common Stock must achieve and sustain the Threshold Price for at least 20 consecutive trading days at any time over the



                                    10 of 29

                         GENERAL GROWTH PROPERTIES, INC.
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)

five years following the date of grant in order for the TSO to vest. All TSOs granted will have a term of 10 years but must vest within 5 years of the grant date in order to avoid forfeiture.

The following is a summary of the TSOs that have been awarded as of March 31, 2002.

                                                   TSO GRANT YEAR
                                        2002      2001       2000      1999
                                        ----      ----       ----      ----
     Exercise price                   $  40.74  $  34.73  $   29.97  $  31.69
     Threshold Vesting
       Stock Price                    $  57.13  $  48.70  $   42.03  $  44.44
     Original Grant Shares             259,675   329,996    304,349   313,964
     Forfeited at March 31, 2002        (9,947)  (35,736)   (69,842)  (93,995)
     Vested and exchanged for cash
       at March 31, 2002                     -         -   (159,340)        -
     Vested and exercised at
       March 31, 2002                        -         -     (5,354)        -
                                      --------  --------  ---------  --------
     Net TSO's outstanding at
       March 31, 2002                  249,728   294,260     69,813   219,969
                                      ========  ========  =========  ========

On March 22, 2002 the then remaining 234,507 TSOs that were granted in 2000 vested. Accordingly, additional compensation expense of approximately $3,355 was recognized for the three months ended March 31, 2002. In addition, the Company extended a limited opportunity to employees with vested TSOs to exchange such options directly for cash (computed as the net proceeds the employee would have received had he or she exercised the options and then immediately sold the resulting stock). At April 6, 2002, the expiration date of the exchange opportunity, an aggregate of 164,556 TSOs had been exchanged for cash, representing total payments of approximately $2,330 and an aggregate of 5,454 TSOs had been exercised. Additionally, on April 29, 2002, the then remaining 219,969 TSO's granted in 1999 vested and the Company will record additional compensation expense of approximately $2,800 for the three months ended June 30, 2002. In May 2002, the Company extended a similar limited exchange opportunity to employees with any vested TSOs. As of the expiration of this exchange opportunity (May 10, 2002), an aggregate of 110,585 additional TSOs are scheduled to be exchanged for cash, representing payments of approximately $1,632, and an additional 30,246 TSOs had been exercised.

NOTE 2   PROPERTY ACQUISITIONS AND DEVELOPMENTS

On April 8, 2002, the Company announced the execution of an agreement to acquire the stock of Victoria Ward, Limited, a privately held real estate corporation. The principal Victoria Ward assets include 65 fee simple acres in Kakaako, central Honolulu, Hawaii, currently improved with an entertainment, shopping and dining district, which includes Ward Entertainment Center, Ward Warehouse, Ward Village and Village Shops. In total, Victoria Ward currently has 17 properties subject to ground leases and 29 owned buildings containing in the aggregate approximately 878,000 square feet of retail space, as well as approximately 441,000 square feet of office, commercial and industrial leaseable area. The total acquisition price will be approximately $250,000, including the assumption of approximately $50,000 of existing debt. The $200,000 of new funding is expected to come from a combination of secured and unsecured debt. The closing of the acquisition is subject to the satisfaction of customary closing conditions and is currently anticipated to take place on or before June 15, 2002.

On March 3, 2002, the Company entered into a definitive merger agreement with JP Realty, Inc. ("JP Realty"), a publicly held real estate investment trust, and its operating partnership subsidiary, Price Development Company, Limited Partnership ("PDC"), pursuant to which JP Realty and PDC will merge with wholly-owned subsidiaries of the Operating Partnership. The total acquisition price will be approximately $1,100,000 which includes assumption of approximately $460,000 in existing debt and approximately $116,000 of existing preferred operating units. Pursuant to the terms of the merger agreement, each


                                    11 of 29

                         GENERAL GROWTH PROPERTIES, INC.
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)

outstanding share of JP Realty common stock will be converted into $26.10 in cash. Holders of common units of limited partnership interest in PDC will receive $26.10 per unit in cash or, at the election of the holder, .522 8.5% Series B Cumulative Preferred Units of limited partnership interest of the Operating Partnership (convertible into common units of limited partnership interest of the Operating Partnership based on a conversion price of $50 per unit). JP Realty owns or has an interest in 50 properties, including 18-enclosed regional mall centers, 25 anchored community centers, one free-standing retail property and 6 mixed-use commercial/business properties, containing an aggregate of over 15.1 million square feet of GLA in 10 western states. The cash acquisition price is expected to be funded from a combination of secured and unsecured debt, preferred units and available cash and cash equivalents. The transaction is subject to customary closing conditions including approval by the stockholders of JP Realty and is currently anticipated to close in late June or early July of 2002.

During April 2001, GGP-Tucson Mall, L.L.C., a wholly-owned subsidiary of the Operating Partnership ("GGP-Tucson"), agreed to advance $20,000 to an unaffiliated developer in the form of a secured promissory note (bearing interest at 8% per annum) collateralized by such developer's ownership interest in Tucson Mall, a 1.3 million square foot enclosed regional mall in Tucson, Arizona. The promissory note was payable interest only and was due on demand. GGP-Tucson had also entered into an option agreement to purchase Tucson Mall from such developer and its co-tenants in title to the property. On August 15, 2001, the promissory note was repaid in conjunction with GGP-Tucson's completion of its acquisition of Tucson Mall pursuant to the option agreement. The aggregate consideration paid by GGP-Tucson for Tucson Mall was approximately $180,000 which was paid in the form of cash borrowed under the Operating Partnership's revolving line of credit and an approximately $150,000 short-term floating rate acquisition loan. Such acquisition loan was refinanced in December 2001 by the GGP MPTC financing as defined and further discussed in Note 4.

All acquisitions completed through March 31, 2002 were accounted for utilizing the purchase method and accordingly, the results of operations are included in the Company's results of operations from the respective dates of acquisition.


DEVELOPMENTS

The Company has an ongoing program of renovations and expansions at its properties including significant projects currently under construction or recently completed at the Park Mall in Tucson, Arizona; Eden Prairie Mall in Eden Prairie (Minneapolis), Minnesota; Southwest Plaza in Littleton, Colorado; Fallbrook Center in West Hills, California; and Knollwood Mall in St. Louis Park (Minneapolis), Minnesota.

During 1999, the Company formed the Circle T joint venture to develop a regional mall in Westlake (Dallas), Texas as further described in Note 3 below. As of March 31, 2002, the Company had invested approximately $16,600 in the joint venture. The Company is currently obligated to fund additional pre-development costs of approximately $800. Actual development costs are not finalized or committed but are anticipated to be funded from a construction loan that is expected to be obtained. The retail site, part of a planned community which is expected to contain a resort hotel, a golf course, luxury homes and corporate offices, is currently planned to contain up to 1.3 million square feet of tenant space including up to six anchor stores, an ice rink and a multi-screen theater. The construction project is currently anticipated to be completed in 2005.

The Company also owns and/or is investigating certain other potential development sites (representing a net investment of approximately $21,400), including sites in Toledo, Ohio; West Des Moines, Iowa; and South Sacramento, California but there can be no assurance that development of these sites will proceed.


                                    12 of 29

                         GENERAL GROWTH PROPERTIES, INC.
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)

NOTE 3   INVESTMENTS IN AND LOANS FROM UNCONSOLIDATED AFFILIATES


GGP/HOMART

The Company holds a 50% interest in GGP/Homart with the remaining ownership interest held by New York State Common Retirement Fund ("NYSCRF"), the Company's co-investor in GGP/Homart II (described below). At March 31, 2002, GGP/Homart owned interests in twenty-three regional shopping malls, four of which were owned jointly with venture partners. GGP/Homart has REIT status for income tax purposes. The Company shares in the profits and losses, cash flows and other matters relating to GGP/Homart in accordance with its 50% ownership percentage. NYSCRF has an exchange right under the GGP/Homart Stockholders Agreement which permits it to convert its ownership interest in GGP/Homart to shares of Common Stock of General Growth. If such exchange right is exercised, the Company may, at its election, alternatively satisfy such exchange in cash.


GGP/HOMART II

In November 1999, the Company, together with NYSCRF, formed GGP/Homart II, a Delaware limited liability company which is owned equally by the Company and NYSCRF. GGP/Homart II owns 100% interests in Stonebriar Centre in Frisco (Dallas), Texas, Altamonte Mall in Altamonte Springs (Orlando), Florida, Natick Mall in Natick (Boston), Massachusetts, Northbrook Court in Northbrook (Chicago), Illinois, Alderwood Mall in Lynnwood (Seattle), Washington, Carolina Place in Charlotte, North Carolina, Montclair Plaza in Los Angeles, California, and Willowbrook Mall in Houston, Texas. According to the membership agreement between the venture partners, the Company and NYSCRF share in the profits and losses, cash flows and other matters relating to GGP/Homart II in accordance with their respective 50% ownership percentages.

On closing of the GGP MPTC financing, (as defined and described in note 4) approximately $94,996 of the proceeds attributable to GGP/Homart and GGP/Homart II were loaned to the Operating Partnership. The loans, which were comprised of approximately $16,596 by GGP/Homart and $78,400 by GGP/Homart II, bear interest at a rate of 5.5% per annum on the remaining outstanding balance and mature on March 30, 2003.

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


                                    13 of 29

                         GENERAL GROWTH PROPERTIES, INC.
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)

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


CIRCLE T

The Company, through a wholly-owned subsidiary, owns a 50% general partnership interest in Westlake Retail Associates, Ltd. ("Circle T"). AIL Investment, LP, an affiliate of Hillwood Development Company, ("Hillwood") is the limited partner of Circle T. Circle T is currently developing the Circle T Ranch Mall, a regional mall in Dallas, Texas, scheduled for completion in 2005. Development costs are expected to be funded by a construction loan to be obtained by the joint venture and capital contributions by the joint venture partners. As of March 31, 2002, the Company has made contributions of approximately $16,600 to the project for pre-development costs and Hillwood has contributed approximately $11,200, mostly in the form of land costs and related predevelopment costs. As certain major decisions concerning Circle T must be made jointly by the Company and Hillwood, the Company is accounting for Circle T using the equity method.


SUMMARIZED INCOME STATEMENT INFORMATION OF UNCONSOLIDATED REAL ESTATE AFFILIATES The following is summarized income statement information of Unconsolidated Real Estate Affiliates of the Company for the three months ended March 31, 2002 and 2001.

                                                      THREE MONTHS ENDED
                                                          MARCH 31,
                                                  2002                 2001
                                               ----------           ----------
       Total Revenues                          $  165,447           $  152,502

       Operating expenses                          67,826               63,191
       Depreciation and amortization               31,618               29,491
                                               ----------           ----------
                 Operating Income                  66,003               59,820

       Interest expense, net                      (31,981)             (37,401)
       Equity in income of
         unconsolidated real estate affiliates        853                  778
       Gain (loss) on outparcel sales                (269)                  10
                                               ----------           ----------
                 Net Income                    $   34,606           $   23,207
                                               ==========           ==========


                                    14 of 29

                         GENERAL GROWTH PROPERTIES, INC.
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)

NOTE 4   MORTGAGE NOTES AND OTHER DEBT PAYABLE

Mortgage notes and other debt payable at March 31, 2002 and December 31, 2001 consisted of the following:

                                            MARCH 31, 2002    DECEMBER 31, 2001

     Fixed-Rate debt:
         Mortgage notes payable                $2,233,628           $2,239,511
     Variable-Rate debt:
         Mortgage notes payable                   949,747              951,696
         Credit facilities and bank loan          207,000              207,000
                                               ----------           ----------
         Total Variable-Rate debt               1,156,747            1,158,696
                                               ----------           ----------
         Total                                 $3,390,375           $3,398,207
                                               ==========           ==========

FIXED RATE DEBT
MORTGAGE NOTES AND OTHER DEBT PAYABLE

Mortgage notes and other debt payable consist primarily of fixed rate non-recourse notes collateralized by individual or groups of properties or equipment. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty of a yield-maintenance premium or a percentage of the loan balance. Certain loans have cross-default provisions and are cross-collateralized as part of a group of properties. Under certain cross-default provisions, a default under any mortgage notes included in a cross-defaulted package may constitute a default under all such mortgage notes and may lead to acceleration of the indebtedness due on each property within the collateral package. In general, the cross-defaulted properties are under common ownership. However, GGP Ivanhoe debt collateralized by two GGP Ivanhoe centers (totaling $125,000) is cross-defaulted and cross-collateralized with debt (totaling $435,000) collateralized by eleven Wholly-Owned centers.


VARIABLE RATE DEBT
MORTGAGE NOTES AND OTHER DEBT PAYABLE

Variable rate mortgage notes and other debt payable at March 31, 2002 consist primarily of approximately $949,747 of collateralized mortgage-backed securities, approximately $666,619 of which are currently subject to fixed rate interest swap agreements as described below, and $207,000 outstanding on the Company's Term Loan as described below. The loans bear interest at a rate per annum equal to LIBOR plus 60 to 250 basis points.


COMMERCIAL MORTGAGE-BACKED SECURITIES

In August 1999, the Company issued $500,000 of commercial mortgage-backed securities, collateralized by the Ala Moana Center. The securities (the "Ala Moana CMBS") are comprised of notes which bear interest at rates per annum ranging from LIBOR plus 50 basis points to LIBOR plus 275 basis points (weighted average equal to LIBOR plus 95 basis points), calculated and payable monthly. The notes were repaid in December 2001 with a portion of the proceeds of the GGP MPTC financing described below. In conjunction with the issuance of the Ala Moana CMBS, the Company arranged for an interest rate cap agreement, the

                                    15 of 29

                         GENERAL GROWTH PROPERTIES, INC.
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)

effect of which limited the maximum interest rate the Company would be required to pay on the securities to 9% per annum.

In September 1999, the Company issued $700,229 of commercial mortgage-backed securities (the "GGP-Ivanhoe CMBS") cross-collateralized and cross-defaulted by a portfolio of nine regional malls and an office complex adjacent to one of the regional malls (five Wholly-Owned Centers and four properties owned by GGP Ivanhoe III). The GGP-Ivanhoe CMBS was comprised of notes which bore interest at rates per annum ranging from LIBOR plus 52 basis points to LIBOR plus 325 basis points (weighted average equal to LIBOR plus approximately 109 basis points), calculated and payable monthly. The notes were repaid in December 2001 with a portion of the proceeds of the GGP MPTC financing described below. In conjunction with the issuance of the GGP-Ivanhoe CMBS, the Company arranged for an interest rate cap agreement, the effect of which was to limit the maximum interest rate the Company would be required to pay on the securities to 9.03% per annum. No amounts were received on the cap agreement in 2001. Approximately $340,000 of the proceeds from the sale of the GGP-Ivanhoe CMBS repaid amounts collateralized by the GGP Ivanhoe III properties and the remaining approximately $360,000 repaid amounts collateralized by the Wholly-Owned Centers in the GGP-Ivanhoe CMBS portfolio of properties.

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

Concurrent with the issuance of the certificates, the Company purchased interest rate protection agreements (structured to limit the Company's exposure to interest rate fluctuations in a manner similar to the interest rate cap agreements purchased in connection with the Ala Moana and GGP-Ivanhoe CMBS), and simultaneously an equal amount of interest rate protection agreements were sold to fully offset the effect of these agreements and to recoup a substantial portion of the cost of such agreements. Further, to achieve a more desirable balance between fixed and variable rate debt, the Company entered into a notional amount of $666,933 of swap agreements. Approximately $575,000 of such swap agreements are with independent financial services firms and approximately $91,619 is the current amount with GGP Ivanhoe III in order to provide Ivanhoe with only variable rate debt. The notional amounts of such swap agreements decline over time to an aggregate of $25,000 at maturity of the 51 month variable rate loans (assuming both 18 month extension options are exercised). The swap agreements convert the related variable rate debt to fixed rate debt currently bearing interest at a weighted average rate of 4.85% per annum. Such swap agreements have been designated as hedges of related variable rate debt.



                                    16 of 29

                         GENERAL GROWTH PROPERTIES, INC.
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)

On June 1, 1998 the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133, as amended, was effective for fiscal years beginning after June 15, 2000. The Company's only hedging activities are the cash flow hedges represented by its interest rate cap and swap agreements relating to its commercial mortgage-backed securities as described above. These agreements either place a limit on the effective rate of interest the Company will bear on such variable rate obligations or fix the effective interest rate on such obligations to a certain rate. The Company has concluded that these agreements are highly effective in achieving its objective of eliminating its exposure to variability in cash flows relating to these variable rate obligations in any interest rate environment for loans subject to swap agreements and for loans with related cap agreements, when LIBOR rates exceed the strike rates of the agreements. However, Statement 133 also requires that the Company fair value the interest rate cap and swap agreements as of the end of each reporting period. Interest rates have declined since these agreements were obtained. The Company adopted Statement 133 January 1, 2001. In accordance with the transition provisions of Statement 133, the Company recorded at January 1, 2001 a loss to earnings of $3,334 as a cumulative-effect type transition adjustment to recognize at fair value the time-value portion of all the interest rate cap agreements that were previously designated as part of a hedging relationship. Included in the $3,334 loss is $704 relating to interest rate cap agreements held by Unconsolidated Real Estate Affiliates. The Company also recorded $112 to other comprehensive income at January 1, 2001 to reflect the then fair value of the intrinsic portion of the interest rate cap agreements. Subsequent changes in the fair value of these agreements will be reflected in current earnings and accumulated other comprehensive income. During 2001, the Company recorded approximately $2,389 of additional other comprehensive income to reflect 2001 changes in the fair value of its interest rate cap and swap agreements.

In conjunction with the GGP MPTC financing, all of the debt hedged by the Company's then existing interest rate cap agreements was refinanced. As the related fair values of the previous cap agreements were nominal on the refinancing date, these cap agreements were not terminated and any subsequent changes in the fair value of these cap agreements is reflected in interest expense. Further, certain caps were purchased and sold in conjunction with GGP MPTC financing. These purchased and sold caps do not qualify for hedge accounting and changes in the fair values of these agreements are reflected in interest expense. Finally, certain interest rate swap agreements were entered into to partially fix the interest rates on a portion of the GGP MPTC financing. These swap agreements have been designated as cash flow hedges on $666,619 of the Company's consolidated variable rate debt.


CREDIT FACILITIES

As of July 31, 2000, the Company obtained a new unsecured revolving credit facility (the "Revolver") in a maximum aggregate principal amount of $135,000 (cumulatively increased to $185,000 through December 2001). The outstanding balance of the Revolver was fully repaid in December 2001 from a portion of the proceeds of the GGP MPTC financing described above and the Revolver was terminated. The Revolver bore interest at a floating rate per annum equal to LIBOR plus 100 to 190 basis points, depending on the Company's average leverage ratio. The Revolver was subject to financial performance covenants including debt to value and net worth ratios, EBITDA ratios and minimum equity values.

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



                                    17 of 29

                         GENERAL GROWTH PROPERTIES, INC.
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)

INTERIM FINANCING

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


LETTERS OF CREDIT

As of March 31, 2002 and December 31, 2001, the Operating Partnership had outstanding letters of credit of $14,224 and $13,200, respectively, primarily in connection with special real estate assessments and insurance requirements.



                                    18 of 29

                         GENERAL GROWTH PROPERTIES, INC.
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)

NOTE 5   DISTRIBUTIONS PAYABLE

The following is a chart of the previous common and preferred distributions for the Company paid in 2002 and 2001. As described in Note 1, General Growth's preferred stock dividends to its preferred stockholders were in the same amount as the Operating Partnership's distributions to General Growth on the same dates with respect to the Preferred Units held by General Growth.


                              COMMON DISTRIBUTIONS
-------------------------------------------------------------------------------
                                                    GENERAL        OPERATING
                                                    GROWTH        PARTNERSHIP
 DECLARATION  AMOUNT PER     RECORD    PAYMENT   STOCKHOLDERS  LIMITED PARTNERS
    DATE         SHARE        DATE      DATE        AMOUNT          AMOUNT
    ----         -----        ----      ----        ------          ------
  03/21/02     $  0.65     04/15/02   04/30/02   $   40,317        $  12,722
  12/10/01        0.65     01/14/02   01/31/02       40,266           12,722
  09/20/01        0.65     10/15/01   10/31/01       34,262           12,722
  06/23/01        0.53     07/06/01   07/31/01       27,801           10,373
  03/21/01        0.53     04/06/01   04/30/01       27,778           10,373
  12/12/00        0.53     01/05/01   01/31/01       27,744           10,385



                             PREFERRED DISTRIBUTIONS
                      ----------------------------------
                       Record     Payment     Amount per
                        Date        Date        Share
                        ----        ----        -----
                      04/05/02    04/15/02    $  0.4531
                      01/04/02    01/15/02       0.4531
                      10/05/01    10/15/01       0.4531
                      07/06/01    07/13/01       0.4531
                      04/06/01    04/16/01       0.4531
                      01/05/01    01/15/01       0.4531




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

NOTE 7   NETWORK DISCONTINUANCE COSTS AND OTHER INTERNET INITIATIVES

The Company discontinued its Network Services development activities on June 29, 2001, as retailer demand for such services had not developed as anticipated. The discontinuance of the Network Services development activities resulted in a non-recurring, pre-tax charge to second quarter 2001 earnings of $65,000. In addition, the Company recognized $1,000 of net incremental discontinuance costs in the third


                                    19 of 29

                         GENERAL GROWTH PROPERTIES, INC.
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)

quarter of 2001. This third quarter amount was comprised of approximately $1,366 of incremental discontinuance costs (primarily payroll and severance costs) and approximately $366 of reduction in the Network discontinuance reserve. Such reduction in the Network discontinuance reserve was primarily due to the settlement of obligations to Network Services vendors and consultants at amounts lower than originally contracted for. Minor reductions to the Network discontinuance reserve have been made in late 2001 and in the three months ended March 31, 2002 due to settlements or anticipated settlements with additional vendors and the Company will further reduce the Network discontinuance reserve as additional settlements are agreed to (expected to be finalized in the next 12 months).

NOTE 8   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("Statement No 145"). Generally, Statement No. 145 has the effect of suspending the treatment of debt extinguishment costs as extraordinary items. Statement No. 145 is effective for the year ended December 31, 2003. Accordingly, in the comparative statements presented in the year of adoption, the Company will reclass debt extinguishment costs that are classified under current accounting standards as extraordinary items to other interest costs.



                                    20 of 29

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

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions, interest rate trends, cost of capital and capital requirements, availability of real estate properties, inability to consummate acquisition opportunities, competition from other companies and venues for the sale/distribution of goods and services, changes in retail rental rates in the Company's markets, shifts in customer demands, tenant bankruptcies or store closures, changes in vacancy rates at the Company's properties, changes in operating expenses, including employee wages, benefits and training, governmental and public policy changes, changes in applicable laws, rules and regulations (including changes in tax laws), the ability to obtain suitable equity and/or debt financing, and the continued availability of financing in the amounts and on the terms necessary to support the Company's future business.

USE OF ESTIMATES AND SIGNIFICANT ACCOUNTING POLICIES

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

CERTAIN INFORMATION ABOUT THE COMPANY PORTFOLIO

As of March 31, 2002, the Company owns 100% of the fifty-four Wholly-Owned Centers, 50% of the common stock of GGP/Homart, 50% of the membership interest in GGP/Homart II, 51% of the common stock of GGP Ivanhoe, 51% of the common stock of GGP Ivanhoe III and 50% of Quail Springs Mall and Town East Mall.


                                    21 of 29

                         GENERAL GROWTH PROPERTIES, INC.

GGP/Homart owns interests in twenty-three shopping centers, GGP/Homart II owns interests in eight shopping centers, GGP Ivanhoe owns interests in two shopping centers, and GGP Ivanhoe III owns interests in eight shopping centers (collectively, with the Wholly-Owned Centers, Quail Springs Mall and Town East Mall, the "Company Portfolio"). The following data on the Company Portfolio is for 100% of the non-anchor GLA of the centers, excluding centers currently being redeveloped and/or remerchandised.

On March 31, 2002, the Mall Store and Freestanding Store portions of the centers in the Company Portfolio which were not undergoing redevelopment were approximately 89.1% occupied as of such date, representing approximately the same occupancy percentage which existed on March 31, 2001 but representing a decrease in occupancy percentage of 1.9% as compared to December 31, 2001. Such minor occupancy declines are typical of the usual retail cycle and the decline in 2002 is comparable to the first quarter decline in 2001 as compared to December 31, 2000.

Total annualized Mall Store sales averaged $356 per square foot for the Company Portfolio in the three months ended March 31, 2002. In the three months ended March 31, 2002, total Mall Store sales for the Company Portfolio increased by
0.2 % over the same period in 2001. Comparable Mall Store sales are sales of those tenants that were open the previous 12 months. Therefore, comparable Mall Store sales in the three months ended March 31, 2002 are of those tenants that were operating in the three months ended March 31, 2001. Comparable mall store sales in the three months ended March 31, 2002 decreased by 1.4% over the same period in 2001.

The average Mall Store rent per square foot from leases that expired in the three months ended March 31, 2002 was $29.90 The Company Portfolio benefited from increasing rents inasmuch as the average Mall Store rent per square foot on new and renewal leases executed during this same period was $34.99, or $5.09 per square foot above the average for expiring leases.

Company revenues are primarily derived from tenants in the form of fixed minimum rents, overage rents and recoveries of operating expenses. Inasmuch as the Company's consolidated financial statements reflect the use of the equity method to account for its investments in GGP/Homart, GGP/Homart II, GGP Ivanhoe, GGP Ivanhoe III, Quail Springs Mall and Town East Mall, the discussion of results of operations of the Company below relates primarily to the revenues and expenses of the Wholly-Owned Centers and GGMI.


RESULTS OF OPERATIONS OF THE COMPANY
THREE MONTHS ENDED MARCH 31, 2002 AND 2001


Total revenues for the three months ended March 31, 2002 were $204.1 million, which represents an increase of $12.1 million or approximately 6.3% from $192.0 million in the three months ended March 31, 2001. The acquisition of Tucson Mall in August 2001 (Note 2) was responsible for approximately $5.6 million of the increase in total revenues. Minimum rent for the three months ended March 31, 2002 increased by $7.5 million or 6.7% from $112.1 million in the comparable period in 2001 to $119.6 million. The net effect of the acquisition of Tucson Mall comprised $3.6 million of such increase in minimum rents and the remainder was due primarily to base rents on expansion space and specialty leasing increases at the comparable centers (properties owned for the entire time during the three months ended March 31, 2001 and 2002). Fees and Other income increased by a net $1.4 million or 6.8% from $20.6 million to $22.0 million for the three months ended March 31, 2002 primarily due to increases in leasing fees.

Total expenses, including depreciation and amortization, increased by approximately $12.6 million or 11.9%, from $106.2 million in the three months ended March 31, 2001 to $118.8 million in the three months ended March 31, 2002. For the three months ended March 31, 2002, property operating expenses increased by $7.0 million or 12.4% from $56.4 million in 2001 to $63.4 million in the first quarter of 2002, approximately $1.2


                                    22 of 29

                         GENERAL GROWTH PROPERTIES, INC.

million of which was attributable to the net effect of the acquisition of Tucson Mall. The remainder was primarily due to approximately $5.2 million in increases in net payroll and professional services costs including approximately $3.4 million of compensation expenses recognized due to the vesting of certain of the Company's TSOs as described in Note 1. Depreciation and amortization increased by $5.3 million or 16.0% over the same period in 2002. The majority of the increase in depreciation and amortization was generated by the completion of certain renovation projects and the resulting commencement of depreciation and the net effect of the acquisition of Tucson Mall.

Interest expense for the three months ended March 31, 2002 was $48.2 million, a decrease of $7.1 million or 12.8%, from $55.3 million in the three months ended March 31, 2001. This decrease was primarily due to reduced interest rates in 2002 as compared to 2001. This decrease was partially offset by the acquisition of Tucson Mall (which was responsible for an increase of approximately $1.3 million) and increased debt at the comparable centers.

Equity in income of unconsolidated affiliates in the three months ended March 31, 2002 increased by approximately $3.4 million to earnings of $13.2 million in 2002, from $9.8 million in the three months ended March 31, 2001 primarily due to reduced net interest expense for such affiliates in 2002 due to reduced interest rates on their mortgage loans primarily due to refinancings in 2001. In addition, the Company's equity in the earnings of GGP Ivanhoe III increased approximately $1 million, primarily due to increases in minimum rents, tenant recoveries and specialty leasing revenues at the properties. The Company's equity in the earnings of GGP/Homart II resulted in an increase in earnings of approximately $1.2 million for the three months ended March 31, 2001 primarily due to increases in the operations of comparable centers and the acquisition of Willowbrook Mall in March 2001.


LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

As of March 31, 2002, the Company held approximately $115.8 million of unrestricted cash and cash equivalents. Also at March 31, 2002, the Company held approximately $154.6 million of marketable securities. Such marketable securities represent a portion of the certificates issued through the GGP MPTC financing (Note 4) and are secured by 28 properties included in the Company Portfolio. The Company uses operating cash flow as the principal source of internal funding for short-term liquidity and capital needs such as tenant construction allowances and minor improvements made to individual properties that are not recoverable through common area maintenance charges to tenants. External funding alternatives for longer-term liquidity needs such as acquisitions, new development, expansions and major renovation programs at individual centers include construction loans, mini-permanent loans, long-term project financing, joint venture financing with institutional partners, additional Operating Partnership level or Company level equity investments and unsecured Company level debt or secured loans collateralized by individual shopping centers. In addition, the Company considers its Unconsolidated Real Estate Affiliates as potential sources of short and long-term liquidity. In such regard, the Company has borrowed approximately $95 million from GGP/Homart and GGP/Homart II (bearing interest at 5.5% per annum and due March 30, 2003). Also, in order to maintain its access to the public equity and debt markets, the Company has a currently effective shelf registration statement under which up to $2 billion in equity or debt securities could be issued from time to time. The Company also believes it could obtain, if necessary, revolving credit facilities similar to those which were fully repaid in December 2001 with a portion of the proceeds of the GGP MPTC financing. Finally, the Company has a term loan (Note
4) under which approximately $207 million has been borrowed as of March 31, 2002 which matures on July 31, 2003.




                                    23 of 29

                         GENERAL GROWTH PROPERTIES, INC.

At March 31, 2002, the Company had direct or indirect ("pro rata") mortgage and other debt of approximately $4,998.2 million. The following table reflects the maturity dates of the Company's pro rata debt and the related interest rates, after the effect of the current swap agreements of the Company as described in
Note 4.


                             COMPANY PORTFOLIO DEBT
             MATURITY AND CURRENT AVERAGE INTEREST RATE SUMMARY (a)
                              AS OF MARCH 31, 2002
                              --------------------
                             (Dollars in Thousands)


                                WHOLLY-OWNED          UNCONSOLIDATED            COMPANY
                                   CENTERS               CENTERS              PORTFOLIO DEBT
                            ---------------------  ---------------------   --------------------
                                                                CURRENT                CURRENT
                                         AVERAGE                 AVERAGE               AVERAGE
                             MATURING    INTEREST   MATURING    INTEREST    MATURING   INTEREST
             YEAR            AMOUNT(a)   RATE (c)   AMOUNT(a)    RATE(c)    AMOUNT(a)   RATE(c)
             ----           -----------  --------  ----------   --------   ----------  --------
            2002            $         -      -%    $  178,897     6.00%    $  178,897    6.00%
            2003                282,000   3.44%       270,315     4.98%       552,315    4.19%
            2004                339,184   5.77%        87,971     4.96%       427,155    5.60%
            2005                250,000   4.89%        83,318     4.89%       333,318    4.89%
            2006                611,258   5.88%       305,224     5.02%       916,482    5.59%

            Subsequent        1,907,933   6.46%       682,144     5.81%     2,590,077    6.29%
                            -----------   ----     ----------     ----     ----------    ----

            Total           $ 3,390,375   5.92%    $1,607,869     5.45%    $4,998,244    5.77%
                            ===========   ====     ==========     ====     ==========    ====

            Variable Rate   $   489,815   3.01%    $  429,003     2.78%    $  918,818    2.90%
            Fixed Rate        2,900,560   6.41%     1,178,866     6.42%     4,079,426    6.41%
                            -----------   ----     ----------     ----     ----------    ----

            Total           $ 3,390,375   5.92%    $1,607,869     5.45%    $4,998,244    5.77%
                            ===========   ====     ==========     ====     ==========    ====


     (a) Excludes principal amortization.

     (b) Unconsolidated Centers debt reflects the Company's share of debt (based on its respective equity ownership interests in the Unconsolidated Real Estate Affiliates) relating to the properties owned by the Unconsolidated Real Estate Affiliates.

     (c) For variable rate loans, the interest rate reflected is the actual annualized weighted average rate for the variable rate debt outstanding during the three months ended March 31, 2002.



                                    24 of 29

                         GENERAL GROWTH PROPERTIES, INC.

A portion of the debt bearing interest at variable rates is subject to interest rate cap and swap agreements. Reference is made to Note 4 and Item 3 below for additional information regarding the Company's debt and the potential impact on the Company of interest rate fluctuations.

The following summarizes certain significant investment and financing transactions currently planned or completed since December 31, 2001:

On March 3, 2002, the Company entered into a definitive merger agreement with JP Realty, Inc. ("JP Realty"), a publicly held real estate investment trust and its operating partnership subsidiary, Price Development Company, Limited Partnership ("PDC"). The total acquisition price will be approximately $1,100 million which includes assumption of approximately $460 million in existing debt and approximately $116 million of existing preferred operating units. Pursuant to the terms of the merger agreement, each outstanding share of JP Realty common stock will be converted into $26.10 in cash. Holders of common units of limited partnership interest in PDC will receive $26.10 per unit in cash or, at the election of the holder, .522 8.5% Series B Cumulative Preferred Units of the Operating Partnership (convertible into common units of limited partnership interest of the Operating Partnership based on a conversion price of $50 per unit). JP Realty owns or has an interest in 50 properties, including 18-enclosed regional mall centers, 25 anchored community centers, one free-standing retail property and 6 mixed-use commercial/business properties, containing an aggregate of over 15.1 million square feet of GLA in 10 western states. The cash acquisition price is expected to be funded from a combination of secured and unsecured debt, preferred units and available cash and cash equivalents. The transaction is currently anticipated to close in late June or early July of 2002 and is subject to customary closing conditions including approval by the stockholders of JP Realty.

On April 8, 2002 the Company executed an agreement to acquire the stock of Victoria Ward, Limited, a privately held real estate corporation. The principal Victoria Ward assets include 65 fee simple acres in Kakaako, central Honolulu, Hawaii, currently improved with an entertainment, shopping and dining district, which includes Ward Entertainment Center, Ward Warehouse, Ward Village and Village Shops. Victoria Ward is located within two blocks of Ala Moana Center, another regional mall owned by the Company, at its closest point. In total, Victoria Ward currently has 17 ground leases and 29 owned buildings containing in the aggregate approximately 878,000 square feet of retail space, as well as approximately 441,000 square feet of office, commercial and industrial leaseable area. Victoria Ward and Ala Moana Center are expected to complement each other. The total Victoria Ward acquisition price will be approximately $250 million, including the assumption of approximately $50 million of existing short-term debt. The $200 million of new funding is expected to come from a combination of secured and unsecured debt. The closing of the acquisition is subject to the satisfaction of customary closing conditions and is currently anticipated to take place on or before June 15, 2002.

During April 2002 the LLC issued on additional 240,000 RPUs to an affiliate of the institutional investor to whom the LLC had issued 700,000 RPUs in May 2000 (see Note 1). The issuance of these preferred units yielded approximately $58 million in net proceeds which the Company expects to utilize to complete certain pending acquisition opportunities and for other working capital requirements.

Net cash provided by operating activities was $75.6 million in the first three months of 2002, an increase of $41.3 million from $34.3 million in the same period in 2001, primarily due to 2001 being impacted by an overall reduction in accounts payable.

Net cash used by investing activities was $50.7 million in the first three months of 2002 compared to $107.2 million of cash used in the first three months of 2001. Cash flows from investing activities were impacted by the higher volume of development and improvement activity for the consolidated real estate properties in the first three months of 2001 as compared to the first three months in 2002 as further described in Note 2.



                                    25 of 29

                         GENERAL GROWTH PROPERTIES, INC.

Financing activities represented a use of cash of $69.8 million in the first three months of 2002, compared to a source of cash of $67.8 million in 2001. A major contributing factor to the variance in the cash provided from financing activity is that financing from mortgages and other debt, net of repayments of principal on mortgage debt, had a negative impact of $7.8 million in the first three months of 2002 versus a positive impact of $116.6 million in the first three months of 2001. The additional financing in 2001 was used to fund the developments and redevelopment of real estate discussed above and in Note 2.

In order to remain qualified as a real estate investment trust for federal income tax purposes, General Growth must distribute or pay tax on 100% of capital gains and at least 90% of its ordinary taxable income to stockholders. The following factors, among others, will affect operating cash flow and, accordingly, influence the decisions of the Board of Directors regarding distributions: (i) scheduled increases in base rents of existing leases; (ii) changes in minimum base rents and/or overage rents attributable to replacement of existing leases with new or renewal leases; (iii) changes in occupancy rates at existing centers and procurement of leases for newly developed centers; and
(iv) General Growth's share of distributions of operating cash flow generated by the Unconsolidated Real Estate Affiliates, less oversight costs and debt service on additional loans that have been or will be incurred. General Growth anticipates that its operating cash flow, and potential new debt or equity from future offerings, new financings or refinancings will provide adequate liquidity to conduct its operations, fund general and administrative expenses, fund operating costs and interest payments and allow distributions to General Growth preferred and common stockholders in accordance with the requirements of the Internal Revenue Code of 1986, as amended, for continued qualification as a real estate investment trust and to avoid any federal income or excise tax on General Growth.

During 2000 and 2001, the retail sector was experiencing declining growth due to layoffs, eroding consumer confidence, falling stock prices and the September 11th attacks. Although the 2001 holiday season was generally stronger than economist predictions, the retail sector and the economy as a whole has not recovered significantly in the three months ended March 31, 2002. Declines in the retail market adversely impacts the Company as demand for leasable space is reduced and rents computed as a percentage of tenant sales declines. In addition, a number of local, regional and national retailers, including tenants of the Company, have voluntarily closed their stores or filed for bankruptcy protection during the last few years. Most of the bankrupt retailers reorganized their operations and/or sold stores to stronger operators. Although some leases were terminated pursuant to the lease cancellation rights afforded by the bankruptcy laws, the impact on Company earnings was negligible. Over the last three years, the provision for doubtful accounts has averaged $3.3 million per year, which represents less than 1/2 of 1% of average total revenues of $704.9 million. In addition, the Company historically has generally been successful in finding new uses or tenants for retail locations that are vacated either as a result of voluntary store closing or bankruptcy proceedings. Therefore, the Company does not expect these store closings or bankruptcy reorganizations to have a material impact on its consolidated financial results of operations.

The Company has over the past six months experienced a significant increase in the market price of its Common Stock. Accordingly, certain options granted under its incentive stock plans that vest based on the market price of the Common Stock have vested and certain additional options may vest in the remainder of 2002. Under current accounting standards, such vesting would cause the recognition of approximately $10.3 million of additional compensation expense in 2002, including the $3.4 million recognized in the three months ended March 31, 2002 as described above and the $2.8 million to be recognized in the second quarter as described in Note 1.

The Internet and electronic retailing are growing at significant rates. Although the amount of retail sales conducted solely via the Internet is expected to rise in the future, the Company believes that traditional retailing and "e-tailing" will converge such that the regional mall will continue to be a vital part of the overall mix of shopping alternatives for the consumer.



                                    26 of 29

                         GENERAL GROWTH PROPERTIES, INC.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As described in Note 8, the FASB, have issued certain statements, which are effective for the current or subsequent year. The Company does not expect a significant impact on its annual reported operations due to the application of such new statements.


ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not entered into any transactions using derivative commodity instruments. The Company is subject to market risk associated with changes in interest rates. Interest rate exposure is principally limited to the $1,156.7 million of debt of the Company outstanding at March 31, 2002 that is priced at interest rates that vary with the market. However, approximately $666.6 million of such floating rate consolidated debt is comprised of non-recourse commercial mortgage-backed securities which are subject to interest rate swap agreements, the effect of which is to fix the interest rate the Company is required to pay on such debt to approximately 4.85% per annum. Therefore, a 25 basis point movement in the interest rate on the remaining $490 million of variable rate debt would result in an approximately $1.2 million annualized increase or decrease in consolidated interest expense and cash flows. The remaining debt is fixed rate debt. In addition, the Company is subject to interest rate exposure as a result of the variable rate debt collateralized by the Unconsolidated Real Estate Affiliates for which similar interest rate swap agreements have not been obtained. The Company's share (based on the Company's respective equity ownership interests in the Unconsolidated Real Estate Affiliates) of such variable rate debt was approximately $429 million at March 31, 2002. similar 25 basis point annualized movement in the interest rate on the variable rate debt of the Unconsolidated Real Estate Affiliates would result in an approximately $1.1 million annualized increase or decrease in the Company's equity in the income and cash flows from the Unconsolidated Real Estate Affiliates. The Company is further subject to interest rate risk with respect to its fixed rate financing in that changes in interest rates will impact the fair value of the Company's fixed rate financing. The Company has an ongoing program of refinancing its consolidated and unconsolidated variable and fixed rate debt and believes that this program allows it to vary its ratio of fixed to variable rate debt and to stagger its debt maturities to respond to changing market rate conditions. Reference is made to Item 2 above and Note 4 for additional debt information. The Company is further subject to market risk associated with changes in interest rates with respect to its $154.6 million investment in marketable securities. A similar 25 basis point movement in interest rates would result in an approximately $.4 million annualized increase or decrease in interest income and cash flow.



                                    27 of 29

                         GENERAL GROWTH PROPERTIES, INC.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits

          2.1 Purchase Agreement, dated April 17, 2002, among General Growth Properties, Inc., GGP Limited Partnership, GGPLP L.L.C., the Goldman Sachs 2002 Exchange Place Fund, L.P. and GSEP 2002 Realty Corp.

          2.2 Purchase Agreement dated April 23, 2002, among General Growth Properties, Inc., GGP Limited Partnership, GGPLP L.L.C., the Goldman Sachs 2002 Exchange Place Fund, L.P. and GSEP 2002 Realty Corp.

          4.1 Certificate of Designations Preferences and Rights creating 8.95% Cumulative Redeemable Preferred Stock, Series G.

          10.1 Second Amended Operating Agreement of GGPLP L.L.C., dated April 17, 2002.

          10.2 First Amendment to the Second Amended and Restated Operating Agreement of GGPLP L.L.C., dated April 23, 2002.

          10.3 Registration Rights Agreement, dated April 17, 2002, between General Growth Properties, Inc. and GSEP 2002 Realty Corp.

     (b), (c) Reports on Form 8-K and proforma information

The following report on Form 8-K has been filed by the Company during the quarter covered by this report.

  1. Current Report on Form 8-K dated March 6, 2002 describing under Item 5 the definitive merger agreement entered into pursuant to which JP Realty, Inc. would merge into the Company. No financial statements were required to be filed with the report.



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


                                    GENERAL GROWTH PROPERTIES, INC.
                                              (Registrant)


     Date:  May 10, 2002         by:  /s/  Bernard Freibaum
                                      -----------------------------------------
                                      Bernard Freibaum
                                      Executive Vice President and
                                      Chief Financial Officer
                                      (Principal Accounting Officer)


                                    29 of 29