Form 10-Q
period 2002-06-30
GENERAL GROWTH PROPERTIES INC
filed 2002-08-13
CIK 895648

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002


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

The number of shares of Common Stock, $.10 par value, outstanding on August 13, 2002 was 62,227,225.

                         GENERAL GROWTH PROPERTIES, INC.

                                      INDEX

                                                                                                              PAGE
                                                                                                             NUMBER
                                                                                                             ------
PART I           FINANCIAL INFORMATION

                 Item 1:  Financial Statements

                      Consolidated Balance Sheets
                      as of June 30, 2002 and December 31, 2001............................................   3

                      Consolidated Statements of Operations and Comprehensive Income
                      for the three and six months ended June 30, 2002 and 2001...........................    4

                      Consolidated Statements of Cash Flows
                      for the six months ended June 30, 2002 and 2001.....................................    5

                      Notes to Consolidated Financial Statements...........................................   6

                 Item 2:  Management's Discussion and Analysis of

                      Financial Condition and Results of Operations........................................  22

                      Liquidity and Capital Resources of the Company.......................................  25

                 Item 3:  Quantitative and Qualitative Disclosures about Market Risk.......................  29

PART II          OTHER INFORMATION.

                 Item 4:  Submission of Matters to a Vote of Security Holders..............................  31

                 Item 6:  Exhibits and Reports on Form 8-K.................................................  31

                 SIGNATURE.................................................................................  32

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS


                        GENERAL GROWTH PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2002 AND DECEMBER 31, 2001
                                  (UNAUDITED)
       (Dollars in thousands, except for per share and per unit amounts)




                                 ASSETS
                                                                  JUNE 30, 2002      DECEMBER 31, 2001
                                                                  -------------      -----------------
Investment in real estate:
  Land                                                            $   810,848           $   649,312
  Buildings and equipment                                           4,541,096             4,383,358
  Less accumulated depreciation                                      (700,526)             (625,544)
  Developments in progress                                             80,017                57,436
                                                                  -----------           -----------
    Net property and equipment                                      4,731,435             4,464,562
Investment in and loans from Unconsolidated
  Real Estate Affiliates                                              609,438               617,677
                                                                  -----------           -----------
    Net investment in real estate                                   5,340,873             5,082,239
Cash and cash equivalents                                              79,166               160,755
Marketable securities                                                   --                  155,103
Tenant accounts receivable, net                                        97,856                93,043
Deferred expenses, net                                                103,912                96,656
Investment in and note receivable from
General Growth Management, Inc.                                        --                      --
Prepaid expenses and other assets                                      35,485                59,011
                                                                  -----------           -----------
                                                                  $ 5,657,292           $ 5,646,807
                                                                  ===========           ===========

                       LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage notes and other debt payable                             $ 3,360,655           $ 3,398,207
Distributions payable                                                  63,683                62,368
Network discontinuance reserve                                          4,582                 5,161

Accounts payable and accrued expenses                                 100,275               104,826
                                                                  -----------           -----------
                                                                    3,529,195             3,570,562
Minority interests:
  Preferred Units                                                     240,000               175,000
  Common Units                                                        368,215               380,359
                                                                  -----------           -----------
                                                                      608,215               555,359

Commitments and contingencies                                            --                      --

Preferred stock: $100 par value; 5,000,000 shares authorized;
  345,000 designated as PIERS (Note 1) which are convertible and carry a $1,000 liquidation value, 337,500 of which were
  issued and outstanding at June 30, 2002 and December 31, 2001      337,500                337,500

Stockholders' Equity:

  Common stock: $.10 par value; 210,000,000 shares authorized;
    62,214,647 and 61,923,932 shares issued and outstanding as
    of June 30, 2002 and December 31, 2001, respectively                6,221                 6,192
  Additional paid-in capital                                        1,538,654             1,523,213
  Retained earnings (accumulated deficit)                            (344,526)             (328,349)
  Notes receivable-common stock purchase                               (8,971)              (19,890)
  Accumulated other comprehensive income (loss)                        (8,996)                2,220
                                                                  -----------           -----------
    Total stockholders' equity                                      1,182,382             1,183,386
                                                                  -----------           -----------
                                                                  $ 5,657,292           $ 5,646,807
                                                                  ===========           ===========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.



                                    3 of 34

                        GENERAL GROWTH PROPERTIES, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                       FOR THE THREE AND SIX MONTHS ENDED
                             JUNE 30, 2002 AND 2001
                                  (UNAUDITED)
       (Dollars in thousands, except for per share and per unit amounts)




                                                                              THREE MONTHS ENDED           SIX MONTHS ENDED
                                                                                    JUNE 30,                     JUNE 30,
                                                                                2002        2001           2002         2001
                                                                             ---------    ---------    ---------    ---------
Revenues:
  Minimum rents                                                              $ 125,087    $ 108,887    $ 244,659    $ 220,947
  Tenant recoveries                                                             57,645       54,790      114,780      109,940
  Overage rents                                                                  1,685        3,531        7,117        7,668
  Fees                                                                          22,684       19,784       41,731       38,125
  Other                                                                          3,489        2,550        6,442        4,832
                                                                             ---------    ---------    ---------    ---------
    Total revenues                                                             210,590      189,542      414,729      381,512
Expenses:
  Real estate taxes                                                             13,718       13,340       27,534       27,293
  Property operating                                                            64,833       56,301      128,199      112,705
  Provision for doubtful accounts                                                  896          809        2,897        1,984
  General and administrative                                                     1,791        1,827        3,032        3,344
  Depreciation and amortization                                                 40,134       36,768       78,564       69,894
  Network discontinuance costs                                                    --         65,000         --         65,000
                                                                             ---------    ---------    ---------    ---------
    Total operating expenses                                                   121,372      174,045      240,226      280,220
                                                                             ---------    ---------    ---------    ---------
Operating income                                                                89,218       15,497      174,503      101,292

Interest income                                                                  1,220        1,030        2,316        2,364
Interest expense                                                               (48,704)     (52,280)     (96,859)    (107,542)
(Income) loss allocated to minority interests                                  (15,983)       5,340      (29,825)      (6,285)
Equity in income of unconsolidated affiliates                                   15,062       12,783       28,245       22,612
                                                                             ---------    ---------    ---------    ---------
Income (loss) before extraordinary items and
  cumulative effect of accounting change                                        40,813      (17,630)      78,380       12,441
Extraordinary items                                                               --         (1,011)         (32)      (1,011)
Cumulative effect of accounting change                                            --           --           --         (3,334)
                                                                             ---------    ---------    ---------    ---------
    Net income (loss)                                                           40,813      (18,641)      78,348        8,096
Convertible Preferred Stock Dividends                                           (6,117)      (6,117)     (12,234)     (12,234)
                                                                             ---------    ---------    ---------    ---------
    Net income (loss) available to common stockholders                       $  34,696    $ (24,758)   $  66,114    $  (4,138)
                                                                             =========    =========    =========    =========
Earnings (loss) before extraordinary items and
  cumulative effect of accounting change per share-basic                     $    0.56    $   (0.45)   $    1.07    $   --
                                                                             =========    =========    =========    =========
Earnings (loss) before extraordinary items and
  cumulative effect of accounting change per share-diluted                   $    0.56    $   (0.45)   $    1.06    $   --
                                                                             =========    =========    =========    =========
Earnings (loss) per share-basic                                              $    0.56    $   (0.47)   $    1.07    $   (0.08)
                                                                             =========    =========    =========    =========
Earnings (loss) per share-diluted                                            $    0.56    $   (0.47)   $    1.06    $   (0.08)
                                                                             =========    =========    =========    =========
Distributions declared per share                                             $    0.65    $    0.53    $    1.30    $    1.06
                                                                             =========    =========    =========    =========

Net income (loss)                                                            $  40,813    $ (18,641)   $  78,348    $   8,096
Other comprehensive income (loss):
  Net unrealized losses on financial instruments, net of minority interest     (16,807)        --        (11,385)        --
  Equity in unrealized gains on available-for-sale
    securities of unconsolidated affiliate, net of minority interest              --            873          169        1,140
                                                                             ---------    ---------    ---------    ---------
Comprehensive income (loss)                                                  $  24,006    $ (17,768)   $  67,132    $   9,236
                                                                             =========    =========    =========    =========


                 The accompanying notes are an integral part of
                    these consolidated financial statements


                                    4 of 34

                         GENERAL GROWTH PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 and 2001
                                   (UNAUDITED)
       (Dollars in thousands, except for per share and per unit amounts)


                                                                                 SIX MONTHS ENDED
                                                                                      JUNE 30,
                                                                                 2002        2001
                                                                              ---------    ---------
Cash flows from operating activities:
  Net Income                                                                  $  78,348    $   8,096
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Minority interests                                                             29,825        6,285
  Extraordinary items                                                                32        1,011
  Cumulative effect of accounting change                                           --          3,334
  Equity in income of unconsolidated affiliates                                 (28,245)     (22,612)
  Provision for doubtful accounts                                                 2,897        1,984
  Income distributions received from unconsolidated affiliates                   27,461       10,998
  Depreciation                                                                   74,982       62,858
  Amortization                                                                    5,395       11,627
Net Changes:
  Tenant accounts receivable                                                     (7,126)      22,178
  Prepaid expenses and other assets                                               9,794          319
  Increase in deferred expenses                                                 (10,593)     (15,906)
  Accounts payable-Network and Broadband System Reserve                            (579)       9,634
  Accounts payable and accrued expenses                                          (7,629)     (50,382)
                                                                              ---------    ---------
    Net cash provided by (used in) operating activities                         174,562       49,424
                                                                              ---------    ---------

Cash flows from investing activities:
  Acquisition/development of real estate and improvements
    and additions to properties                                                (290,151)     (93,731)
  Network and Broadband System additions                                           --        (31,320)
  Increase in investments in unconsolidated affiliates                          (25,522)     (13,285)
  Distributions received from unconsolidated affiliates in excess of income      12,189       28,998
  Promissory note receivable                                                       --        (20,000)
  Proceeds from repayment of notes receivable for common stock purchases         15,162         --
  Loans from unconsolidated affiliates                                           23,484         --
  Proceeds from sale of investments in marketable securities                    155,103         --
                                                                              ---------    ---------
    Net cash provided by (used in) investing activities                        (109,735)    (129,338)
                                                                              ---------    ---------

Cash flows from financing activities:
  Cash distributions paid to common stockholders                                (80,612)     (55,522)
  Cash distributions paid to minority interests                                 (25,444)     (20,758)
  Cash distributions paid to holders of RPUs and CPUs                            (7,831)      (7,831)
  Payment of dividends on PIERS                                                 (12,234)     (12,234)
  Proceeds from sale of common stock, net of issuance costs                       7,250        1,444
  Proceeds from issuance of RPUs and CPUs, net of issuance costs                 63,495         --
  Proceeds from issuance of mortgage notes and other debt payable                  --        298,342
  Principal payments on mortgage notes and other debt payable                   (90,844)    (100,123)
  Increase in deferred expenses                                                    (196)      (2,872)
                                                                              ---------    ---------
    Net cash provided by (used in) financing activities                        (146,416)     100,446
                                                                              ---------    ---------

Net change in cash and cash equivalents                                         (81,589)      20,532
Cash and cash equivalents at beginning of period                                160,755       27,229
                                                                              ---------    ---------
Cash and cash equivalents at end of period                                    $  79,166    $  47,761
                                                                              =========    =========
Supplemental disclosure of cash flow information
  Interest paid                                                               $  98,227    $ 108,605
                                                                              =========    =========
  Interest capitalized                                                        $   3,088    $  13,143
                                                                              =========    =========
  Non-cash investing and financing activities:
  Common stock issued in exchange for Operating Partnership Units             $    --      $     575
  Acquisition of GGMI                                                              --         66,079
  Acquisition of Victoria Ward assets
    by assumption of long-term debt                                              52,636         --
  Notes receivable issued for exercised stock options                             4,243        2,229
  Acquisition of property in exchange for tenant note receivable                   --          8,207



                 The accompanying notes are an integral part of
                    these consolidated financial statements.


                                     5 of 34

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)


NOTE 1 ORGANIZATION

Readers of this quarterly report should refer to the Company's audited financial statements for the year ended December 31, 2001 which are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 (Commission File No. 1-11656), as certain footnote disclosures which would substantially duplicate those contained in the 2001 annual audited financial statements have been omitted from this report. Capitalized terms used, but not defined in, this quarterly report have the same meanings as in the Company's 2001 Annual Report on Form 10-K.

GENERAL

General Growth Properties, Inc., a Delaware corporation ("General Growth"), was formed in 1986 to own and operate regional mall shopping centers. All references to the "Company" in these Notes to Consolidated Financial Statements include General Growth and those entities owned or controlled by General Growth (including the Operating Partnership and the LLC as described below), unless the context indicates otherwise. Proceeds from General Growth's April 15, 1993 initial public offering of common stock (the "Common Stock") were used to acquire a majority interest in GGP Limited Partnership (the "Operating Partnership"), which was formed to succeed to substantially all of the interests in regional mall general partnerships owned and controlled by the Company and its original stockholders. The Company conducts substantially all of its business through the Operating Partnership, which commenced operations on April 15, 1993.

During July 1999, General Growth completed a public offering of 10,000,000 shares of Common Stock and received net proceeds of approximately $330,296. During December 2001, General Growth completed a public offering of 9,200,000 shares of Common Stock (the "2001 Offering") and received net proceeds of approximately $345,000.

As of June 30, 2002, the Company owned 100% of fifty-four regional shopping centers and 100% of the Victoria Ward Assets (as defined in Note 2) (collectively, the "Wholly-Owned Centers") and 100% of the common stock of General Growth Management, Inc. ("GGMI"). The Company also owned as of such date 50% of the common stock of GGP/Homart, Inc. ("GGP/Homart"), 50% of the membership interests in GGP/Homart II L.L.C. ("GGP/Homart II"), 51% of the common stock of GGP Ivanhoe, Inc. ("GGP Ivanhoe"), 51% of the common stock of GGP Ivanhoe III, Inc. ("GGP Ivanhoe III"), 50% of Quail Springs Mall and Town East Mall and a 50% general partnership interest in Westlake Retail Associates, Ltd. ("Circle T") (collectively, the "Unconsolidated Real Estate Affiliates"). As of such date, GGP/Homart owned interests in twenty-three shopping centers, GGP/Homart II owned interests in eight shopping centers, GGP Ivanhoe owned 100% of two shopping centers, and GGP Ivanhoe III owned 100% of eight shopping centers. These centers, together with Quail Springs Mall and Town East Mall, comprise the "Unconsolidated Centers". Circle T is currently developing a regional mall in Dallas, Texas and as it is not yet operational has been excluded from the definition of the Unconsolidated Centers. Together, the Wholly-Owned Centers and the Unconsolidated Centers comprise the "Company Portfolio" or the "Portfolio Centers".

Effective January 1, 2000, General Growth established a Dividend Reinvestment and Stock Purchase Plan ("DRSP"). General Growth has reserved for issuance up to 1,000,000 shares of Common Stock for issuance under the DRSP. The DRSP will, in general, allow participants in the plan to make purchases of Common Stock from dividends received or additional cash investments. Although the purchase price of the Common Stock will be determined by the current market price, the purchases will be made without fees or commissions. General Growth has and will satisfy DRSP Common Stock purchase needs through the issuance of new shares of Common Stock or by repurchases of currently outstanding Common Stock. As of June 30, 2002, an aggregate of 68,492 shares of Common Stock had been issued under the DRSP.


                                    6 of 34

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)


During May 2000, the Operating Partnership formed GGPLP L.L.C., a Delaware limited liability company ("the LLC"), by contributing its interest in a portfolio of 44 Wholly-Owned Centers to the LLC in exchange for all of the common units of membership interest in the LLC. On May 25, 2000, a total of 700,000 redeemable preferred units of membership interest in the LLC (the "RPUs") were issued to an institutional investor by the LLC (the "2000 RPUs"). During April 2002, an additional 240,000 RPUs were issued by the LLC to an affiliate of the same institutional investor (the "2002 RPUs") yielding net proceeds of approximately $58,365 which are expected to be used for various upcoming development and acquisition needs. Holders of the 2000 RPUs and 2002 RPUs are entitled to receive cumulative preferential cash distributions per RPU at a per annum rate of 8.95% of the $250 liquidation preference thereof (or $5.59375 per quarter) prior to any distributions by the LLC to the Operating Partnership. Subject to certain limitations, the RPUs may be redeemed in cash by the LLC for the liquidation preference amount plus accrued and unpaid distributions and may be exchanged by the holders of the RPUs for an equivalent amount of redeemable preferred stock of General Growth. Such preferred stock provides for an equivalent 8.95% annual preferred distribution and is redeemable at the option of General Growth for cash equal to the liquidation preference amount plus accrued and unpaid distributions. The redemption right may be exercised at any time on or after May 25, 2005 with respect to the 2000 RPUs and April 23, 2007 with respect to the 2002 RPUs and the exchange right generally may be exercised at any time on or after May 25, 2010 with respect to the 2000 RPUs and April 23, 2012 with respect to the 2002 RPUs. The RPUs outstanding at June 30, 2002 and December 31, 2001 have been reflected in the accompanying consolidated financial statements as a component of minority interest at the then current total liquidation preference amount of $235,000 and $175,000, respectively.

During May 2002, 20,000 8.25% cumulative preferred units (the "CPUs") were issued by the LLC to an independent third-party investor yielding $5,000. The holders of these CPUs are entitled to receive cumulative preferential cash distributions per CPU at a per annum rate of 8.25% of the $250 liquidation preference thereof (or $5.15625 per quarter), prior to any distributions by the LLC to the Operating Partnership. In addition and subject to certain conditions, the holders of the CPUs may, on or after June 1, 2012, elect to exchange each CPU for shares of Common Stock with a value as of the exchange closing date equal to the $250 per unit liquidation preference of such CPU plus any accrued and unpaid distributions. However, after receipt of such exchange election, General Growth may elect to fulfill such an exchange election in whole or in part in cash. The CPUs outstanding at June 30, 2002 have been included in the accompanying consolidated financial statements as a component of minority interest at the then current total liquidation preference amount of $5,000.

As of June 30, 2002, General Growth owned an approximate 76% general partnership interest in the Operating Partnership (excluding its preferred units of partnership interest as discussed below). The remaining approximate 24% minority interest in the Operating Partnership is held by limited partners that include trusts for the benefit of the families of the original stockholders who initially owned and controlled the Company and subsequent contributors of properties to the Company. These minority interests are represented by common units of limited partnership interest in the Operating Partnership (the "Units"). The Units can be redeemed at the option of the holders for cash or, at General Growth's election with certain restrictions, for shares of Common Stock on a one-for-one basis. The holders of the Units also share equally with General Growth's common stockholders on a per share basis in any distributions by the Operating Partnership on the basis that one Unit is equivalent to one share of Common Stock.

General Growth has issued 13,500,000 depositary shares, each representing 1/40 of a share of 7.25% Preferred Income Equity Redeemable Stock, Series A ("PIERS"), or a total of 337,500 PIERS. The PIERS are reflected on the accompanying consolidated balance sheets at their $1,000 per share liquidation or redemption value. In order to enable General Growth to comply with its obligations in respect to the PIERS, General Growth owns preferred units of limited partnership interest in the Operating Partnership (the "Preferred Units") which have rights, preferences and other privileges, including distribution, liquidation, conversion and redemption rights, that mirror those of the PIERS. Accordingly, the Operating Partnership is required to make




                                    7 of 34

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)


all required distributions on the Preferred Units prior to any distribution of cash or assets to the holders of the Units. At June 30, 2002, 100% of the Preferred Units (337,500) were owned by General Growth.

On January 1, 2001, the Company acquired for nominal cash consideration 100% of the common stock of GGMI. This transaction was accounted for as a purchase. For 2001 and subsequent years, the Company has elected that GGMI be treated as a taxable REIT subsidiary as permitted under the Tax Relief Extension Act of 1999. In connection with the acquisition, the GGMI preferred stock owned by the Company was cancelled and approximately $40,000 of the outstanding loans owed by GGMI to the Company were contributed to the capital of GGMI. In addition, the Company and GGMI concurrently terminated the management contracts for the Wholly-Owned Centers as the management activities would thereafter be performed directly by the Company. GGMI has continued to manage, lease, and perform various other services for the Unconsolidated Centers and other properties owned by unaffiliated third parties. Fees recognized by the Company in the three and six months ended June 30, 2002 and 2001 from its Unconsolidated Real Estate Affiliates for services performed for the Unconsolidated Centers were $15,116, $29,091, $13,926 and $27,682, respectively.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership consisting of the Wholly-Owned Centers (including those owned by the LLC), GGMI and the unconsolidated investments in GGP/Homart, GGP/Homart II, GGP Ivanhoe, GGP Ivanhoe III, Circle T, Quail Springs Mall and Town East Mall. All significant intercompany balances and transactions have been eliminated.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, recoverable amounts of receivables and deferred taxes and amortization periods of deferred costs and intangibles. Actual results could differ from those estimates.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position of the Company as of June 30, 2002 and the results of operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001 have been included. The results for the interim periods ended June 30, 2002 and 2001 are not necessarily indicative of the results to be obtained for the full fiscal year.

Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.

EARNINGS PER SHARE ("EPS")

Basic per share amounts are based on the weighted average of common shares outstanding of 62,058,449 for 2002 and 52,389,099 for 2001. Diluted per share amounts are based on the total number of weighted average common shares and dilutive securities (stock options) outstanding of 62,192,722 for 2002 and 52,471,502 for 2001. However, certain options outstanding were not included in the computation of diluted earnings per share either because the exercise price of the stock options was higher than the average market price of the Common Stock for the applicable periods and therefore, the effect would be anti-dilutive or because the conditions which must be satisfied prior to the issuance of any such shares were not achieved during the applicable periods. The effect of the issuance of the PIERS is anti-dilutive with respect to the Company's calculation of diluted earnings per share for the three and six months ended June 30, 2002 and 2001 and therefore has been excluded. The outstanding Units have also been excluded from the Company's calculation of diluted earnings per share as



                                    8 of 34

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)


there would be no net effect on the reported EPS amounts since the minority interests' share of income would also be added back to net income.

The following are the reconciliations of the numerators and denominators of the basic and diluted EPS.

                                                            THREE MONTHS ENDED     SIX MONTHS ENDED
                                                                 JUNE 30,               JUNE 30,
                                                            2002         2001        2002        2001
                                                           -------     -------    --------      ------
Numerators:
Income (loss) before extraordinary items
  and cumulative effect of accounting change              $ 40,813    $(17,630)   $ 78,380    $ 12,441
  Dividends on PIERS                                        (6,117)     (6,117)    (12,234)    (12,234)
                                                           -------     -------    --------      ------
  Income (loss) available to common stockholders before
    extraordinary items and cumulative effect of
    accounting change - for basic and diluted EPS           34,696    $(23,747)     66,146         207
  Extraordinary items                                         --        (1,011)        (32)     (1,011)
  Cumulative effect of accounting change                      --          --          --        (3,334)
                                                           -------     -------    --------      ------
Net income (loss) available to common
 stockholders - for basic and diluted EPS                  $34,696    $(24,758)   $ 66,114    $ (4,138)
                                                           =======     =======    ========      ======

Denominators:
Weighted average common shares
  outstanding (in thousands) - for basic EPS                62,137      52,413      62,058      52,389
Effect of dilutive securities - options                        156          95         135          83
                                                           -------     -------    --------      ------
Weighted average common shares
  outstanding in thousands) - for diluted EPS               62,293      52,508      62,193      52,472
                                                           =======     =======    ========      ======


NOTES RECEIVABLE - OFFICERS

As of December 31, 2001, the Company made loans aggregating $19,890 in conjunction with the exercise by certain officers of options to purchase Common Stock of the Company. Such advances, represented by full recourse promissory notes issued by such officers to the Company, were collateralized by the Common Stock purchased. During 2002, additional advances of $4,243 were made to officers in connection with the exercise of options to acquire approximately 135,000 shares of Common Stock. As of April 30, 2002, the Board of Directors of the Company decided to terminate the availability of loans to officers to exercise such options. In conjunction with this decision, the Company and the officers restructured the terms of the promissory notes, including the approximately $2,823 previously advanced in the form of income tax withholding payments made by the Company on behalf of such officers. Each of the officers repaid no less than 60% of the principal and 100% of the interest due under such officer's note as of April 30, 2002 and the remaining amounts, approximately $10,141 as of April 30, 2002, are represented by amended and restated promissory notes. These amended and restated, fully recourse notes are payable in monthly installments of principal and interest (at a market rate which varies monthly computed at LIBOR (1.84% at June 30, 2002) plus 125 basis points per annum) until fully repaid in May 2009 (or within 90 days of the officer's separation from the Company, if earlier). As of June 30, 2002, the current outstanding balance under the promissory notes was $10,020, including approximately $1,049 relating to income tax withholding payments which have been reflected in prepaid expenses and other assets.



                                    9 of 34

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)


REVENUE RECOGNITION

Minimum rent revenues are recognized on a straight-line basis over the term of the related leases. As of June 30, 2002, approximately $55,168 has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant accounts receivable in the accompanying consolidated financial statements. In addition, amounts collected from tenants to allow the termination of their leases have been included in minimum rents. Such termination income was approximately $3,924 and $3,211, respectively, for the six months ended June 30, 2002 and 2001. Overage rents are recognized during the period for which tenant sales revenues exceed contractual tenant lease thresholds. Recoveries from tenants for taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable costs are incurred. The Company provides an allowance for doubtful accounts against the portion of accounts receivable which is estimated to be uncollectible. Such allowances are reviewed periodically based upon the recovery experience of the Company.

COMPREHENSIVE INCOME

Comprehensive income is a more inclusive financial reporting methodology that encompasses net income and all other changes in equity except those resulting from investments by and distributions to equity holders. Included in comprehensive income, but not net income, are unrealized gains or losses on marketable securities classified as available-for-sale and unrealized gains or losses on financial instruments designated as cash flow hedges (Note 4). In addition, one of the Company's unconsolidated affiliates received common stock of a large, publicly traded real estate company as part of a 1998 transaction. During 2001, portions of the holdings of such stocks were sold and the cumulative previously unrealized losses for the stock sold were realized. Cumulative net unrealized losses on such remaining securities through December 31, 2001 were $169, net of minority interest and were reflected as accumulated equity in other comprehensive loss of unconsolidated affiliate. For the six months ended June 30, 2001 the Company increased its carrying amount for its investment in such unconsolidated affiliate by $1,566 and reflected $873 and $1,140, respectively for the three and six months ended June 30, 2001, as other comprehensive income, net of minority interest of $326 and $426 respectively, as its equity in such unconsolidated affiliate's unrealized gains on such securities. During the three months ended March 31, 2002, all remaining holdings of such stock were sold and the remaining cumulative unrealized losses pertaining to such stock holdings were realized.

BUSINESS SEGMENT INFORMATION

The primary business of General Growth and its consolidated affiliates is owning and operating shopping centers. General Growth evaluates operating results and allocates resources on a property-by-property basis and does not distinguish or evaluate its consolidated operations on a geographic basis. Accordingly, General Growth has determined it has a single reportable segment. Further, all material operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues.

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




                                    10 of 34

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

the date of grant in order for the TSO to vest. All TSOs granted will have a term of 10 years but must vest within 5 years of the grant date in order to avoid forfeiture.

The following is a summary of the TSOs that have been awarded as of June 30, 2002.

                                                            TSO GRANT YEAR
                                               2002        2001        2000        1999
                                             --------    --------    --------    --------
 Exercise price                              $  40.74    $  34.73    $  29.97    $  31.69
 Threshold Vesting
   Stock Price                               $  57.13    $  48.70    $  42.03    $  44.44
 Original Grant Shares                        259,675     329,996     304,349     313,964
 Forfeited at June 30, 2002                   (17,252)    (43,251)    (70,142)    (93,995)
 Vested and exchanged for cash at
   June 30, 2002                                 --          --      (169,398)   (106,643)
 Vested and exercised at June 30, 2002           --          --       (29,347)    (36,530)
                                             --------    --------    --------    --------
 TSOs outstanding at June 30, 2002            242,423     286,745      35,462      76,796
                                             ========    ========    ========    ========

On March 22, 2002, the then remaining 234,507 TSOs that were granted in 2000 vested. In addition, on March 25, 2002 the Company extended a limited opportunity to employees with vested TSOs to exchange such options directly for cash (computed as the net proceeds the employee would have received had he or she exercised the options and then immediately sold the resulting stock). Accordingly, additional compensation expense of approximately $3,355 was recognized for the three months ended March 31, 2002. At April 6, 2002, the expiration date of the exchange opportunity, an aggregate of 165,256 TSOs had been exchanged for cash, representing total payments of approximately $2,330 and an aggregate of 5,454 TSOs had been exercised. Additionally, on April 29, 2002, the then remaining 219,969 TSOs granted in 1999 vested and therefore, in May 2002, the Company extended a similar limited exchange opportunity to employees with previously vested TSOs. As of the expiration of this exchange opportunity (May 10, 2002), an aggregate of 110,785 additional TSOs were exchanged for cash, representing payments of approximately $1,632. As of June 30, 2002 an additional 60,423 TSOs had been exercised. As a result of the additional vesting of the 1999 TSOs and the additional exchange opportunities, the Company has recorded an additional compensation expense of approximately $3,745 for the three months ended June 30, 2002.

During the second quarter of 2002, the Company elected to adopt the fair value based employee stock-based compensation expense recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") prospectively. The Company previously applied the intrinsic value based expense recognition provisions set forth in APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). SFAS 123 states that the adoption of the fair value based method is a change to a preferable method of accounting. The adoption of the fair value based method decreased net income by $6 for the three-month and $22 for the six-month periods ended June 30, 2002, respectively (less than $0.01 per share for such periods). Had the Company applied SFAS 123 for all periods presented, the net earnings (loss) for the three-month and six-month periods ended June 30, 2001 would have been ($18,724) (($0.45) per share) and $7,927 ($0.08 per share), respectively, rather than the ($18,641) and $8,096 originally reported.

Employee stock-based compensation expense for the three and six-month periods ended June 30, 2002 determined using the fair value based method applied prospectively is not necessarily indicative of future expense amounts when the fair value based method will apply to all options outstanding, as nonvested awards issued to employees prior to January 1, 2002 were and will continue to be accounted for using the intrinsic value based provisions of APB 25.


                                    11 of 34

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)



NOTE 2 PROPERTY ACQUISITIONS AND DEVELOPMENTS

Subsequent to June 30, 2002, the Company has entered into a series of related contracts to purchase three enclosed regional malls. Although the Company is prepared to purchase 100% of the three malls, it is currently discussing the formation of a new 50/50 joint venture (the "Joint Venture") with an institutional investor (the "Institutional Investor"). If completed, the Joint Venture would own the aforementioned three malls as well as another enclosed regional mall that is currently 100% owned by the Institutional Investor. Accordingly, the Company will either acquire 100% of three malls or a 50% joint venture equity interest in the same three malls and a 50% joint venture equity interest in another mall. As of the date of this report, Company management believes that the most likely outcome will be the formation of the Joint Venture. If completed, the Joint Venture would own and operate four malls with an initial value of approximately $635,000. Joint Venture debt would include approximately $75,000 of existing long term debt to be assumed at closing and approximately $337,000 of new acquisition debt. The Company anticipates obtaining additional financing (currently expected to be two new loans comprising approximately $150,000 in the aggregate) related to currently unencumbered real estate assets to fund the Company's portion of the acquisition cost of the new malls that is not covered by assumed debt and new direct property level acquisition loans. If the 50/50 Joint Venture discussions do not lead to a binding agreement, the Company will acquire 100% of the three malls that it is currently committed to purchase. It is now anticipated that either the 50/50 Joint Venture for four malls or the 100% acquisition of three malls will occur near the end of August, 2002 or in early September, 2002.

Subsequent to June 30, 2002, the Company also entered into two separate contracts in connection with two addition potential acquisitions with total aggregate consideration in the range of $115,000 to $120,000. Both contracts are subject to the satisfactory completion of due diligence and, as such, the Company is not currently committed to make either acquisition and in fact may not complete either one or may complete only one acquisition. It is currently anticipated that the Company will determine whether or not to complete either acquisition by the end of September, 2002.

On August 5, 2002 the Operating Partnership acquired from GGP/Homart, the Prince Kuhio Plaza in Hilo, Hawaii for approximately $39,000. Prince Kuhio Plaza, which contains approximately 504,000 square feet of gross leaseable area, was acquired by the assumption by the Operating Partnership of the allocated share of the GGP MPTC financing (Note 4) pertaining to Prince Kuhio Plaza (approximately $24,000) and the payment to GGP/Homart of $7,500 in cash and $7,500 in the form of a promissory note. Immediately following the acquisition, GGP/Homart paid a dividend of $15,000 to its two co-investors, paid in the form of $7,500 in cash to NYSCRF and the $7,500 promissory note to the Operating Partnership. Upon receipt of the promissory note as a dividend, the Operating Partnership caused the promissory note to GGP/Homart to be cancelled.

On July 10, 2002, the Company acquired JP Realty, Inc. ("JP Realty"), a publicly held real estate investment trust, and its operating partnership subsidiary, Price Development Company, Limited Partnership ("PDC"). The total acquisition price was approximately $1,100,000 which included the assumption of approximately $460,000 in existing debt and approximately $116,000 of existing preferred operating units. Pursuant to the terms of the agreement, the outstanding shares of JP Realty common stock were converted into $26.10 per share of cash (approximately $431,470). Holders of common units of limited partnership interest in PDC were entitled to receive $26.10 per unit in cash or, at the election of the holder, .522 8.5% Series B Cumulative Preferred Units of limited partnership interest of the Operating Partnership (the "Series B Units") (convertible into common units of limited partnership interest of the Operating Partnership based on a conversion price of $50 per unit). Based upon the elections of such holders, approximately 1,426,393 Series B Units were issued and the holders of the remaining common units of limited partnership interest of PDC received approximately $23,600 in cash. JP Realty owned or had an interest in 51 properties, including 18 enclosed regional mall centers, 26 anchored community centers, one free-standing retail property and 6 mixed-use commercial/business properties, containing an aggregate of over 15.2 million square feet of GLA in 10 western states. The cash portion of the acquisition price was funded from the net proceeds of certain new mortgage loans, a new $350,000 acquisition loan, and available cash and cash equivalents. The new acquisition loan bears interest at a rate of per annum of LIBOR plus 150 basis points, provides for periodic principal payments (including from certain refinancing proceeds) and matures in July 2003 (Note 4).

On May 28, 2002, the Company acquired the stock of Victoria Ward, Limited, a privately held real estate corporation. The total acquisition price was approximately $250,000, including the assumption of approximately $50,000 of existing debt, substantially all of which was repaid immediately following the closing. The $250,000 total cash requirement was funded from the proceeds of the sale of the Company's investment in marketable securities (related to the GGP MPTC financing (Note 5)) and from available cash and cash equivalents. The principal Victoria Ward assets include 65 fee simple acres in Kakaako, central Honolulu, Hawaii, currently improved with, among other uses, an entertainment, shopping and dining district which includes Ward Entertainment Center, Ward Warehouse, Ward Village and Village Shops. In total, Victoria Ward currently has 17 properties subject to ground leases and 29 owned buildings containing in the aggregate




                                    12 of 34

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                  (UNAUDITED)



approximately 878,000 square feet of retail space, as well as approximately 441,000 square feet of office, commercial and industrial leaseable area (the "Victoria Ward Assets").

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

All acquisitions completed through June 30, 2002 were accounted for utilizing the purchase method and accordingly, the results of operations are included in the Company's results of operations from the respective dates of acquisition.

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

During 1999, the Company formed the Circle T joint venture to develop a regional mall in Westlake (Dallas), Texas as further described in Note 3 below. As of June 30, 2002, the Company had invested approximately $16,855 in the joint venture. The Company is currently obligated to fund additional pre-development costs of approximately $800. Actual development costs are not finalized or committed but are anticipated to be funded from a construction loan that is expected to be obtained. The retail site, part of a planned community which is expected to contain a resort hotel, a golf course, luxury homes and corporate offices, is currently planned to contain up to 1.3 million square feet of tenant space including up to six anchor stores, an ice rink and a multi-screen theater. The construction project is currently anticipated to be completed in 2005.

The Company also owns and/or is investigating certain other potential development sites (representing a net investment of approximately $22,660), including sites in Toledo, Ohio; West Des Moines, Iowa; and South Sacramento, California but there can be no assurance that development of these sites will proceed.



                                    13 of 34

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                  (UNAUDITED)



NOTE 3 INVESTMENTS IN AND LOANS FROM UNCONSOLIDATED REAL ESTATE AFFILIATES


GGP/HOMART

The Company holds a 50% interest in GGP/Homart with the remaining ownership interest held by New York State Common Retirement Fund ("NYSCRF"), the Company's co-investor in GGP/Homart II (described below). At June 30, 2002, GGP/Homart owned interests in twenty-three regional shopping malls, four of which were owned jointly with venture partners. During August 2002, as approved by NYSCRF, GGP/Homart sold the Prince Kuhio Plaza to the Company (Note 2). GGP/Homart has elected REIT status for income tax purposes. The Company shares in the profits and losses, cash flows and other matters relating to GGP/Homart in accordance with its 50% ownership percentage. NYSCRF has an exchange right under the GGP/Homart Stockholders Agreement which permits it to convert its ownership interest in GGP/Homart to shares of Common Stock of General Growth. If such exchange right is exercised, the Company may, at its election, alternatively satisfy such exchange in cash.


GGP/HOMART II

In November 1999, the Company, together with NYSCRF, formed GGP/Homart II, a Delaware limited liability company which is owned equally by the Company and NYSCRF. GGP/Homart II owns 100% interests in eight regional shopping malls. According to the membership agreement between the venture partners, the Company and NYSCRF share in the profits and losses, cash flows and other matters relating to GGP/Homart II in accordance with their respective 50% ownership percentages.

On closing of the GGP MPTC financing, (as defined and described in Note 4) approximately $190,000 of the proceeds attributable to GGP/Homart and GGP/Homart II were loaned, rather than distributed, to the Operating Partnership and NYSCRF in the ratio of their respective ownership interests in GGP/Homart and GGP/Homart II. The loans to the Operating Partnership, which were comprised of approximately $16,596 by GGP/Homart and $78,400 by GGP/Homart II, bear interest at a rate of 5.5% per annum on the remaining outstanding balance and mature on March 30, 2003. During May 2002, an additional $84,000 was loaned to the Operating Partnership and NYSCRF. The loans to the Operating Partnership, which were comprised of $24,000 by GGP/Homart and $18,000 by GGP/Homart II, bear interest at a rate of 5.5% per annum on the remaining outstanding balance and mature on December 31, 2003. The Operating Partnership and NYSCRF anticipate repayment of those loans from future operating distributions from GGP/Homart and GGP/Homart II.

GGP IVANHOE III

GGP Ivanhoe III owns 100% interests in eight regional shopping malls. GGP Ivanhoe III, which has elected to be taxed as a REIT, is owned 51% by the Company and 49% by an affiliate of Ivanhoe Cambridge of Montreal, Quebec, Canada ("Ivanhoe"), which is also the Company's joint venture partner in GGP Ivanhoe (described below). The Company and Ivanhoe share in the profits and losses, cash flows and other matters relating to GGP Ivanhoe III in accordance with their respective ownership percentages except that certain major operating and capital decisions (as defined in the stockholders' agreement) require the approval of both stockholders. Accordingly, the Company is accounting for GGP Ivanhoe III using the equity method.



                                    14 of 34

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                  (UNAUDITED)



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


CIRCLE T

The Company, through a wholly-owned subsidiary, owns a 50% general partnership interest in Westlake Retail Associates, Ltd. ("Circle T"). AIL Investment, LP, an affiliate of Hillwood Development Company, ("Hillwood") is the limited partner of Circle T. Circle T is currently developing the Circle T Ranch Mall, a regional mall in Dallas, Texas, scheduled for completion in 2005. Development costs are expected to be funded by a construction loan to be obtained by the joint venture and capital contributions by the joint venture partners. As of June 30, 2002, the Company has made contributions of approximately $16,855 to the project for pre-development costs and Hillwood has contributed approximately $11,200, mostly in the form of land costs and related predevelopment costs. As certain major decisions concerning Circle T must be made jointly by the Company and Hillwood, the Company is accounting for Circle T using the equity method.


SUMMARIZED INCOME STATEMENT INFORMATION OF UNCONSOLIDATED REAL ESTATE AFFILIATES

The following is summarized income statement information of Unconsolidated Real Estate Affiliates of the Company for the three and six months ended June 30, 2002 and 2001.


                                             THREE MONTHS ENDED              SIX MONTHS ENDED
                                                  JUNE 30,                       JUNE 30,
                                              2002         2001              2002         2001
                                           ---------    ---------         ---------    ---------
Total Revenues                             $ 167,084    $ 162,915         $ 332,629    $ 315,415

Operating expenses                            65,738       67,267           133,081      128,646
Depreciation and amortization                 32,849       31,067            64,918       62,370
                                           ---------    ---------         ---------    ---------
   Operating Income                           68,497       64,581           134,630      124,399

Interest expense, net                        (31,837)     (38,879)          (63,820)     (76,280)
Equity in income of
  unconsolidated real estate affiliates        1,021          779             1,874        1,556
Gain (loss) on outparcel sales                    10         (346)             (259)        (335)
                                           ---------    ---------         ---------    ---------
   Net Income                              $  37,691    $  26,135         $  72,425    $  49,340
                                           =========    =========         =========    =========







                                    15 of 34

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                  (UNAUDITED)


NOTE 4 MORTGAGE NOTES AND OTHER DEBT PAYABLE

Mortgage notes and other debt payable at June 30, 2002 and December 31, 2001 consisted of the following:


                                         JUNE 30, 2000      DECEMBER 31, 2001
                                         -------------      -----------------
Fixed-Rate debt:
  Mortgage notes and other debt payable    $2,229,049          $2,239,511
Variable-Rate debt:
  Mortgage notes and other debt payable       947,606             951,696
  Credit facilities and bank loan             184,000             207,000
                                           ----------          ----------

  Total Variable-Rate debt                  1,131,606           1,158,696
                                           ----------          ----------

  Total                                    $3,360,655          $3,398,207
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

VARIABLE RATE DEBT
MORTGAGE NOTES AND OTHER DEBT PAYABLE

Variable rate mortgage notes and other debt payable at June 30, 2002 consist primarily of approximately $947,606 of collateralized mortgage-backed securities, approximately $666,379 of which is currently subject to fixed rate interest swap agreements as described below, and $184,000 of which is outstanding under the Company's Term Loan as described below. The loans bear interest at a rate per annum equal to LIBOR plus 60 to 250 basis points.

COMMERCIAL MORTGAGE-BACKED SECURITIES

In August 1999, the Company issued $500,000 of commercial mortgage-backed securities, collateralized by the Ala Moana Center. The securities (the "Ala Moana CMBS") are comprised of notes which bear interest at rates per annum ranging from LIBOR plus 50 basis points to LIBOR plus 275 basis points (weighted average equal to LIBOR plus 95 basis points), calculated and payable monthly. The notes were repaid in December 2001 with a portion of the proceeds of the GGP MPTC financing described below. In conjunction with the issuance of the Ala Moana CMBS, the Company arranged for an interest rate cap agreement, the effect of




                                    16 of 34

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
         (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AND PER UNIT AMOUNTS)
                                  (UNAUDITED)


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

Concurrent with the issuance of the certificates, the Company purchased interest rate protection agreements (structured to limit the Company's exposure to interest rate fluctuations in a manner similar to the interest rate cap agreements purchased in connection with the Ala Moana and GGP-Ivanhoe CMBS), and simultaneously an equal amount of interest rate protection agreements were sold to fully offset the effect of these agreements and to recoup a substantial portion of the cost of such agreements. Further, to achieve a more desirable balance between fixed and variable rate debt, the Company entered into a notional amount of $666,933 of swap agreements. Approximately $575,000 of such swap agreements are with independent financial services firms and approximately $91,379 is the current amount with GGP Ivanhoe III in order to provide Ivanhoe with only variable rate debt. The notional amounts of such swap agreements decline over time to an aggregate of $25,000 at maturity of the 51 month variable rate loans (assuming both 18 month extension options are exercised). The swap agreements convert the related variable rate debt to fixed rate debt currently bearing interest at a weighted average rate of 4.85% per annum. Such swap agreements have been designated as hedges of related variable rate debt.

On June 1, 1998 the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133, as amended, was effective for fiscal years beginning after June 15,




                                    17 of 34

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                  (UNAUDITED)


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

In conjunction with the GGP MPTC financing, all of the debt hedged by the Company's then existing interest rate cap agreements was refinanced. As the related fair values of the previous cap agreements were nominal on the refinancing date, these cap agreements were not terminated and any subsequent changes in the fair value of these cap agreements is reflected in interest expense. Further, certain caps were purchased and sold in conjunction with GGP MPTC financing. These purchased and sold caps do not qualify for hedge accounting and changes in the fair values of these agreements are reflected in interest expense. Finally, certain interest rate swap agreements were entered into to partially fix the interest rates on a portion of the GGP MPTC financing. These swap agreements have been designated as cash flow hedges on $666,379 of the Company's consolidated variable rate debt.

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



                                    18 of 34

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                  (UNAUDITED)


INTERIM FINANCING

As of July 31, 2000, the Company obtained an unsecured bank term loan (the "Term Loan") in a maximum principal amount of $100,000. As of September 30, 2001, the maximum principal amount of the Term Loan had been increased to $255,000 and, as of such date, all amounts available under the Term Loan were fully drawn. During the fourth quarter of 2001, approximately $48,000 of the principal amount of the Term Loan was repaid from a portion of the 2001 Offering. During 2002, an additional $23,000 of scheduled principal payments have been made. Term Loan proceeds were used to fund ongoing redevelopment projects and repay a portion of the remaining balance of the bank loan described in the paragraph immediately above. The Term Loan has a maturity of July 31, 2003 and bears interest at a rate per annum of LIBOR plus 100 to 170 basis points depending on the Company's average leverage ratio.

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

In July 2002, in conjunction with the JP Realty acquisition, the Company obtained a new $350,000 loan from a group of banks. The loan bears interest at a rate per annum of LIBOR plus 150 basis points and matures on July 9, 2003. The loan provides for periodic repayments of principal including from certain future refinancing proceeds.

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

LETTERS OF CREDIT

As of June 30, 2002 and December 31, 2001, the Operating Partnership had outstanding letters of credit of $11,444 and $13,200, respectively, primarily in connection with special real estate assessments and insurance requirements.



                                    19 of 34

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                  (UNAUDITED)



NOTE 5 DISTRIBUTIONS PAYABLE

The following is a chart of the common and preferred distributions for the Company paid in 2002 and 2001. As described in Note 1, General Growth's preferred stock dividends to its preferred stockholders were in the same amount as the Operating Partnership's distributions to General Growth on the same dates with respect to the Preferred Units held by General Growth.


                                              COMMON DISTRIBUTIONS
-------------------------------------------------------------------------------------------------------------
                                                                            GENERAL           OPERATING
                                                                            GROWTH           PARTNERSHIP
      DECLARATION         AMOUNT PER       RECORD           PAYMENT       STOCKHOLDERS     LIMITED PARTNERS
         DATE                SHARE          DATE             DATE            AMOUNT             AMOUNT
      -----------         ----------      --------          -------       ------------     ----------------
       06/17/02            $  0.65        07/05/02          07/31/02       $   40,440         $   12,722
       03/21/02               0.65        04/15/02          04/30/02           40,346             12,722
       12/10/01               0.65        01/14/02          01/31/02           40,266             12,722
       09/20/01               0.65        10/15/01          10/31/01           34,262             12,722
       06/23/01               0.53        07/06/01          07/31/01           27,801             10,373
       03/21/01               0.53        04/06/01          04/30/01           27,778             10,373
       12/12/00               0.53        01/05/01          01/31/01           27,744             10,385



                              PREFERRED DISTRIBUTIONS
                   ---------------------------------------------
                    RECORD            PAYMENT         AMOUNT PER
                     DATE              DATE              SHARE
                   ---------         ---------        ----------

                   07/05/02          07/15/02         $  0.4531
                   04/05/02          04/15/02            0.4531
                   01/04/02          01/15/02            0.4531
                   10/05/01          10/15/01            0.4531
                   07/06/01          07/13/01            0.4531
                   04/06/01          04/16/01            0.4531
                   01/05/01          01/15/01            0.4531




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

NOTE 7 NETWORK DISCONTINUANCE COSTS AND OTHER INTERNET INITIATIVES

The Company discontinued its Network Services development activities on June 29, 2001, as retailer demand for such services had not developed as anticipated. The discontinuance of the Network Services development activities resulted in a non-recurring, pre-tax charge to second quarter 2001 earnings of $65,000. In addition, the Company recognized $1,000 of net incremental discontinuance costs in the third quarter of 2001. This





                                    20 of 34

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                  (UNAUDITED)


third quarter amount was comprised of approximately $1,366 of incremental discontinuance costs (primarily payroll and severance costs) and approximately $366 of reduction in the Network discontinuance reserve. Such reduction in the Network discontinuance reserve was primarily due to the settlement of obligations to Network Services vendors and consultants at amounts lower than originally contracted for. Minor reductions to the Network discontinuance reserve have been made in late 2001 and in the six months ended June 30, 2002 due to settlements or anticipated settlements with additional vendors and the Company will further reduce the Network discontinuance reserve as additional settlements are agreed to.

NOTE 8 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("Statement No. 145"). Generally, Statement No. 145 has the effect of suspending the treatment of debt extinguishment costs as extraordinary items. Statement No. 145 is effective for the year ended December 31, 2003. Accordingly, in the comparative statements presented in the year of adoption, the Company will reclass debt extinguishment costs that are classified under current accounting standards as extraordinary items to other interest costs.

In June 2002, the FASB issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("Statement No. 146"). Statement No. 146 requires that the costs associated with exit or disposal activity be recognized and measured at fair value when the liability is incurred. The provisions of Statement No. 146 are effective for exit or disposal activities initiated after December 31, 2002. As the Company typically does not engage in significant disposal activities, it is not expected that the implementation of Statement No. 146 in 2003 will have a significant impact on the Company's reported financial results.


                                    21 of 34

                        GENERAL GROWTH PROPERTIES, INC.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to numbered Notes are to specific footnotes to the Consolidated Financial Statements of the Company included in this quarterly report and which descriptions are hereby incorporated herein by reference. The following discussion should be read in conjunction with such Consolidated Financial Statements and related Notes. Capitalized terms used, but not defined, in this Management's Discussion and Analysis of Financial Condition and Results of Operations have the same meanings as in such Notes.

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

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, recoverable amounts of receivables and deferred taxes and amortization periods of deferred costs and intangibles. Actual results could differ from those estimates. The Company's critical accounting policies have not changed during 2002, except for the election, during the second quarter of 2002, to adopt the fair value based employee stock-based compensation expense recognition provisions of SFAS 123, as discussed in Note 1.


                                    22 of 34

                        GENERAL GROWTH PROPERTIES, INC.


CERTAIN INFORMATION ABOUT THE COMPANY PORTFOLIO

As of June 30, 2002, the Company owns 100% of the Wholly-Owned Centers, 50% of the common stock of GGP/Homart, 50% of the membership interests in GGP/Homart II, 51% of the common stock of GGP Ivanhoe, 51% of the common stock of GGP Ivanhoe III and 50% of Quail Springs Mall and Town East Mall. GGP/Homart owns interests in twenty-three shopping centers, GGP/Homart II owns interests in eight shopping centers, GGP Ivanhoe owns interests in two shopping centers, and GGP Ivanhoe III owns interests in eight shopping centers (collectively, with the Wholly-Owned Centers, Quail Springs Mall and Town East Mall, the "Company Portfolio"). The following data on the Company Portfolio is for 100% of the non-anchor GLA of the centers, excluding centers currently being redeveloped and/or remerchandised.

On June 30, 2002, the Mall Store and Freestanding Store portions of the centers in the Company Portfolio which were not undergoing redevelopment were approximately 89.2% occupied as of such date, representing a 1% increase in the occupancy percentage which existed on June 30, 2001, but representing a decrease in occupancy percentage of 1.8% as compared to December 31, 2001. Such minor occupancy declines are typical of the usual retail cycle and the decline in 2002 is less than the first and second quarter declines in 2001 as compared to December 31, 2000.

Total annualized Mall Store sales averaged $358 per square foot for the Company Portfolio in the six months ended June 30, 2002. In the six months ended June 30, 2002, total Mall Store sales for the Company Portfolio increased by 1.0 % over the same period in 2001. Comparable Mall Store sales are sales of those tenants that were open the previous 12 months. Therefore, comparable Mall Store sales in the six months ended June 30, 2002 are of those tenants that were operating in the six months ended June 30,2001. Comparable mall store sales in the six months ended June 30, 2002 decreased by 2.0% as compared to the same period in 2001.

The average Mall Store rent per square foot from leases that expired in the six months ended June 30, 2002 was $29.90. The Company Portfolio benefited from increasing rents inasmuch as the average Mall Store rent per square foot on new and renewal leases executed during this same period was $35.08, or $5.18 per square foot above the average for expiring leases.

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

RESULTS OF OPERATIONS OF THE COMPANY
THREE MONTHS ENDED JUNE 30, 2002 AND 2001

Total revenues for the three months ended June 30, 2002 were $210.6 million, which represents an increase of $21.1 million or approximately 11.1% from $189.5 million in the three months ended June 31, 2001. The acquisition of Tucson Mall in August 2001 (Note 2) was responsible for approximately $5.7 million of the increase in total revenues, while the Victoria Ward acquisition in May 2002 (Note 2) accounted for approximately $3.2 million of the increase in total revenues. Minimum rent for the three months ended June 30, 2002 increased by $16.2 million or 14.9% from $108.9 million in the comparable period in 2001 to $125.1 million. The net effect of the acquisition of Tucson Mall comprised $3.4 million of such increase in minimum rents and the Victoria Ward acquisition comprised of $2.4 million of such increase, while the remainder of such increase was due primarily to base rents on expansion space and specialty leasing increases at the comparable centers (properties owned for the entire time during the three months ended June 30, 2001 and 2002). Fees and Other income increased by a net $3.9 million or 17.5% from $22.3 million to $26.2 million for the three months ended June 30, 2002 primarily due to increases in leasing and development fees.


                                    23 OF 34

                        GENERAL GROWTH PROPERTIES, INC.


Total expenses, including depreciation and amortization, decreased by approximately $52.6 million or 30.2%, from $174.0 million in the three months ended June 30, 2001 to $121.4 million in the three months ended June 30, 2002. A majority of the decrease was due to the $65 million of network discontinuance costs recognized in the second quarter of 2001. For the three months ended June 30, 2002, property operating expenses increased by $8.5 million or 15.1% from $56.3 million in 2001 to $64.8 million in the second quarter of 2002, approximately $1.7 million of which was attributable to the net effect of the acquisition of Tucson Mall, and $1.2 million of which was attributable to the net effect of the acquisition of Victoria Ward. The remainder was primarily due to approximately $6.4 million in increases in net payroll and professional services costs including approximately $3.8 million of compensation expenses recognized due to the vesting of certain of the Company's TSOs as described in
Note 1. Depreciation and amortization increased by $3.4 million or approximately 9.2% over the same period in 2002. The majority of the increase in depreciation and amortization was generated by the completion of certain renovation projects and the resulting commencement of depreciation and the net effect of the acquisition of Tucson Mall.

Interest expense for the three months ended June 30, 2002 was $48.7 million, a decrease of $3.6 million or 6.9%, from $52.3 million in the three months ended June 30, 2001. This decrease was primarily due to reduced interest rates in 2002 as compared to 2001. This decrease was partially offset by the acquisition of Tucson Mall (which was responsible for an increase of approximately $1.3 million) and increased debt at the comparable centers.

Equity in income of unconsolidated affiliates in the three months ended June 30, 2002 increased by approximately $2.3 million to earnings of $15.1 million in 2002, from $12.8 million in the three months ended June 30, 2001, partially due to reduced net interest expense for such affiliates in 2002 due to reduced interest rates on their mortgage loans primarily due to refinancings in 2001. In addition, the Company's equity in the income of GGP Ivanhoe III increased approximately $1.6 million, primarily due to increases in minimum rents, tenant recoveries and specialty leasing revenues at the properties. The Company's equity in the income of GGP/Homart resulted in an increase in earnings of approximately $1.0 million for the three months ended June 30, 2002.

RESULTS OF OPERATIONS OF THE COMPANY
SIX MONTHS ENDED JUNE 30, 2002 AND 2001

Total revenues for the six months ended June 30, 2002 were $414.7 million, which represents an increase of $33.2 million or approximately 8.7% from $381.5 million in the six months ended June 30, 2001. Much of the increase is from the net effect of the Tucson Mall and Victoria Ward acquisitions. Minimum rent for the six months ended June 30, 2002 increased by $23.8 million or 10.8% from $220.9 million in the comparable period in 2001 to $244.7 million in 2002. The net effect of the acquisition of Tucson Mall was responsible for approximately $7.0 million of the increase in minimum rents and the Victoria Ward acquisition comprised $2.4 million of such increase. The reminder of such increase in minimum rents was due to higher base rental rates on new and renewal leases. Expansion space, specialty leasing and occupancy increases at the comparable centers (properties owned for the entire time during the six months ended June 30, 2001 and 2002) accounted for the remaining increase in minimum rents. Tenant recoveries increased by $4.9 million or 4.5% from $109.9 million for the six months ended June 30, 2001 to $114.8 million for the six months ended June 30, 2002. Substantially all of the increase was due to the Tucson and Victoria Ward acquisitions. For the six months ended June 30, 2002, overage rents decreased to $7.1 million in 2002 from $7.7 million in 2001.

Total operating expenses, including depreciation and amortization, decreased by approximately $40.0 million or 14.3% from $280.2 million in the six months ended June 30, 2001 to $240.2 million in the six months ended June 30, 2002. A majority of the decrease was due to the $65 million of network discontinuance costs recognized in the second quarter of 2001, partially offset by an increase of $7.1 million due to the vesting of TSOs. For the six months ended June 30, 2002, property operating expenses increased by $15.5 million or 13.8% from $112.7 million in 2001 to $128.2 million in the six



                                    24 of 34

                        GENERAL GROWTH PROPERTIES, INC.


months ended June 30, 2002, substantially all of which is attributable to the net effect of the new acquisitions. Depreciation and amortization increased by $8.7 million or 12.4% over the same period in 2002. Approximately $5.1 million of the increase in depreciation and amortization was generated at comparable centers and approximately $2.6 million was due to the net effect of the acquisitions of Victoria Ward and Tucson Mall.

Interest expense for the six months ended June 30, 2002 was $96.9 million, a decrease of $10.6 million or 9.9% from $107.5 million in the six months ended June 30, 2001.

Equity in income of unconsolidated affiliates in the six months ended June 30, 2002 increased by approximately $5.7 million to earnings of $28.3 million in 2002, from $22.6 million in the six months ended June 30, 2001. This overall increase is due to an increase in income of GGP/Homart of approximately $2.1 million due primarily to a decrease in interest rates. In addition, the Company's equity in the income of GGP/Ivanhoe III increased by approximately $3.9 million due to increased average occupancy and a decrease in interest rates in 2001.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

As of June 30, 2002, the Company held approximately $79.2 million of unrestricted cash and cash equivalents. The Company uses operating cash flow as the principal source of internal funding for short-term liquidity and capital needs such as tenant construction allowances and minor improvements made to individual properties that are not recoverable through common area maintenance charges to tenants. External funding alternatives for longer-term liquidity needs such as acquisitions, new development, expansions and major renovation programs at individual centers include construction loans, mini-permanent loans, long-term project financing, joint venture financing with institutional partners, additional Operating Partnership level or Company level equity investments and unsecured Company level debt or secured loans collateralized by individual shopping centers. In addition, the Company considers its Unconsolidated Real Estate Affiliates as potential sources of short and long-term liquidity. In such regard, the Company has net borrowings (in place of distributions) at June 30, 2002 of approximately $31 million and $90 million from GGP/Homart and GGP/Homart II, respectively (bearing interest at 5.5% per annum and approximately $79 million is due March 30, 2003, and approximately $42 million is due December 31, 2003). Such loaned amounts are substantially all of the GGP/Homart and GGP Homart II net proceeds of the GGP MPTC and other recent financings applicable to the Company and are expected to be repaid from future operating distributions from GGP/Homart and GGP/Homart II (Note 3). Also, in order to maintain its access to the public equity and debt markets, the Company has a currently effective shelf registration statement under which up to $2 billion in equity or debt securities could be issued from time to time. The Company also believes it could obtain, if necessary, revolving credit facilities similar to those which were fully repaid in December 2001 with a portion of the proceeds of the GGP MPTC financing. Finally, the Company has a term loan (Note
4) under which approximately $184 million has been borrowed as of June 30, 2002 which matures on July 31, 2003.



                                    25 of 34

                        GENERAL GROWTH PROPERTIES, INC.

At June 30, 2002, the Company had direct or indirect ("pro rata") mortgage and other debt of approximately $4,954.6 million. The following table reflects the maturity dates of the Company's pro rata debt and the related interest rates, after the effect of the current swap agreements of the Company as described in
Note 4.



                             COMPANY PORTFOLIO DEBT
             MATURITY AND CURRENT AVERAGE INTEREST RATE SUMMARY(a)
                              AS OF JUNE 30, 2002

                             (Dollars in Thousands)



                                     WHOLLY-OWNED              UNCONSOLIDATED                            COMPANY
                                        CENTERS                 CENTERS(b)                            PORTFOLIO DEBT
                                --------------------       --------------------                       --------------
                                                                        CURRENT                          CURRENT
                                             AVERAGE                    AVERAGE                          AVERAGE
                                MATURING    INTEREST       MATURING    INTEREST        MATURING          INTEREST
     YEAR                       AMOUNT(a)    RATE(c)       AMOUNT(a)    RATE(c)        AMOUNT(a)          RATE(c)
     ----                       ---------    --------      ---------   --------        ---------         --------
     2002                     $        -         -%       $        -         -%       $         -            -%
     2003                        259,000      3.45%          269,764      4.97%           528,764         4.23%
     2004                        339,184      5.77%           87,971      4.96%           427,155         5.60%
     2005                        250,000      4.89%           83,318      4.89%           333,318         4.89%
     2006                        609,552      5.88%          304,432      5.02%           913,984         5.59%
     2007                        265,816      6.61%           81,693      7.26%           347,509         6.76%

     Subsequent                1,637,103      6.43%          766,741      5.58%         2,403,844         6.16%
                              ----------      ----       -----------      ----        -----------         ----
     Total                    $3,360,655      5.94%      $ 1,593,919      5.38%       $ 4,954,574         5.76%
                              ==========      ====       ===========      ====        ===========         ====

     Variable Rate            $  465,227      3.00%      $   596,305      3.53%       $ 1,061,532         3.30%
     Fixed Rate                2,895,428      6.41%          997,614      6.49%         3,893,042         6.43%
                              ----------      ----       -----------      ----        -----------         ----

     Total                    $3,360,655      5.94%      $ 1,593,919      5.38%       $ 4,954,574         5.76%
                              ==========      ====       ===========      ====        ===========         ====


(a)  Excludes principal amortization.
(b) Unconsolidated Centers debt reflects the Company's share of debt (based on its respective equity ownership interests in the Unconsolidated Real Estate Affiliates) relating to the properties owned by the Unconsolidated Real Estate Affiliates.
(c) For variable rate loans, the interest rate reflected is the actual annualized weighted average rate for the variable rate debt outstanding during the six months ended June 30, 2002.




                                    26 of 34

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

The following summarizes certain significant investment and financing transactions currently planned or completed since December 31, 2001:

During April 2002 the Company, through the LLC, issued an additional 240,000 RPUs to an affiliate of the institutional investor to whom the LLC had issued 700,000 RPUs in May 2000 (see Note 1). The issuance of these preferred units yielded approximately $58 million in net proceeds to the Company.

During May 2002 the Company, through the LLC, issued 20,000 8.25% Series C Cumulative Preferred Units to an investor yielding $5 million in net proceeds to the Company (see Note 1).

On May 28, 2002 the Company acquired the stock of Victoria Ward, Limited, a privately held real estate corporation. The total Victoria Ward acquisition price was approximately $250 million, including the assumption of approximately $50 million of existing short-term debt, substantially all of which was repaid immediately following the closing. The $250 million total cash requirement was obtained primarily from the sale of the Company's investment in marketable securities and available cash and cash equivalents. The principal Victoria Ward assets include 65 fee simple acres in Kakaako, central Honolulu, Hawaii, currently improved with, among other uses, an entertainment, shopping and dining district which includes Ward Entertainment Center, Ward Warehouse, Ward Village and Village Shops. Victoria Ward is located within two blocks of Ala Moana Center, another regional mall owned by the Company, at its closest point. In total, Victoria Ward currently has 17 ground leases and 29 owned buildings containing in the aggregate approximately 878,000 square feet of retail space, as well as approximately 441,000 square feet of office, commercial and industrial leaseable area. Victoria Ward and Ala Moana Center are expected to complement each other.

On June 24, 2002 GGP/Homart II refinanced the existing $178 million, 6% mortgage loan (with a scheduled maturity of December 2002) collateralized by Natick Mall. The new $168.4 million mortgage loan, bearing interest per annum equal to LIBOR plus 55 basis points, provides for monthly payments of principal and interest and matures, assuming the exercise of three, twelve-month extension options, in January 2007.

On July 3, 2002 the Company obtained a new mortgage loan collateralized by the Crossroads Center in St. Cloud, Minnesota, which was previously unencumbered. The new $62 million mortgage loan bears interest at LIBOR plus 120 basis points and matures, assuming the exercise of one eighteen-month extension option, in July 2005.

On July 9, 2002 the Company obtained a new mortgage loan collateralized by the Eden Prairie Mall in Eden Prairie (Minneapolis), Minnesota. The Eden Prairie Mall was previously subject to a construction loan which was paid in December, 2001 with a portion of the proceeds of the GGP MPTC financing (Note 4). The new $55 million mortgage loan bears interest at a rate per annum equal to LIBOR plus 105 basis points, provides for monthly payments of interest only and matures in July 2007 assuming the exercise of all extension options.

On July 10, 2002, the Company acquired JP Realty, Inc. ("JP Realty"), a publicly held real estate investment trust and its operating partnership subsidiary, Price Development Company, Limited Partnership ("PDC"). The total acquisition price was approximately $1,100 million which included the assumption of approximately $460 million in existing debt and approximately $116 million of existing preferred operating units. Pursuant to the terms of the merger agreement, each outstanding share of JP Realty common stock was converted into $26.10 in cash. Holders of common units of limited partnership



                                    27 of 34

                        GENERAL GROWTH PROPERTIES, INC.

interest in PDC was received $26.10 per unit in cash or, at the election of the holder, .522 8.5% Series B Cumulative Preferred Units of the Operating Partnership (convertible into common units of limited partnership interest of the Operating Partnership based on a conversion price of $50 per unit). JP Realty owns or has an interest in 51 properties, including 18-enclosed regional mall centers, 26 anchored community centers, one free-standing retail property and 6 mixed-use commercial/business properties, containing an aggregate of over
15.1 million square feet of GLA in 10 western states. The cash acquisition price was funded from a combination of the net proceeds from the new Eden Prairie and Crossroads mortgage loans described above, a $350 million acquisition loan obtained from a group of commercial banks, and available cash and cash equivalents. The acquisition loan bears interest at a rate per annum of LIBOR plus 150 basis points, provides for periodic principal payments (including from certain refinancing proceeds) and matures in July 2003.

On August 5, 2002 the Operating Partnership acquired Prince Kuhio Plaza in Hilo, Hawaii from GGP/Homart for approximately $39 million. The purchase price was comprised of the assumption of approximately $24 million of GGP MPTC financing, a note for $7.5 million and $7.5 million in cash. The $7.5 million note, payable to GGP/Homart, was distributed to the Operating Partnership in conjunction with the distribution of the $7.5 million of cash proceeds to NYSCRF. The Operating Partnership then cancelled the $7.5 million note.

Subsequent to June 30, 2002, the Company has entered into a series of related contracts to purchase three enclosed regional malls. Although the Company is prepared to purchase 100% of the three malls, it is currently discussing the formation of a new 50/50 joint venture (the "Joint Venture") with an institutional investor (the "Institutional Investor"). If completed, the Joint Venture would own the aforementioned three malls as well as another enclosed regional mall that is currently 100% owned by the Institutional Investor. Accordingly, the Company will either acquire 100% of three malls or a 50% joint venture equity interest in the same three malls and a 50% joint venture equity interest in another mall. As of the date of this report, Company management believes that the most likely outcome will be the formation of the Joint Venture. If completed, the Joint Venture would own and operate four malls with an initial value of approximately $635 million. Joint Venture debt would include approximately $75 million of existing long term debt to be assumed at closing and approximately $337 million of new acquisition debt. The Company anticipates obtaining additional financing (currently expected to be two new loans comprising approximately $150 million in the aggregate) related to currently unencumbered real estate assets to fund the Company's portion of the acquisition cost of the new malls that is not covered by assumed debt and new direct property level acquisition loans. If the 50/50 Joint Venture discussions do not lead to a binding agreement, the Company will acquire 100% of the three malls that it is currently committed to purchase. It is now anticipated that either the 50/50 Joint Venture for four malls or the 100% acquisition of three malls will occur near the end of August, 2002 or in early September, 2002.

Subsequent to June 30, 2002, the Company also entered into two separate contracts in connection with two addition potential acquisitions with total aggregate consideration in the range of $115 million to $120 million. Both contracts are subject to the satisfactory completion of due diligence and, as such, the Company is not currently committed to make either acquisition and in fact may not complete either one or may complete only one acquisition. It is currently anticipated that the Company will determine whether or not to complete either acquisition by the end of September, 2002.

Net cash provided by operating activities was $174.6 million in the first six months of 2002, an increase of $125.2 million from $49.4 million in the same period in 2001, due to 2001 being impacted by an overall reduction in accounts payable and the network discontinuance costs.

Net cash used by investing activities was $109.7 million in the first six months of 2002 compared to $129.3 million of cash used in the first six months of 2001. Cash flows from investing activities were impacted by the higher volume of acquisition and development activity for the consolidated real estate properties in the first six months of 2002 as compared to the first six months in 2001 as further described in Note 2. This activity was partially offset by the sale of the Company's $155 million of marketable securities in May 2002.

Financing activities represented a use of cash of $146.4 million in the first six months of 2002, compared to a source of cash of $100.4 million in 2001. A major contributing factor to the variance in the cash provided from financing activity is that financing from mortgages and other debt, net of repayments of principal on mortgage debt, had a negative impact of $90.8 million in the first six months of 2002 versus a positive impact of $198.2 million in the first six months of 2001.

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



                                    28 of 34

                        GENERAL GROWTH PROPERTIES, INC.


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

During 2001, the retail sector was experiencing declining growth due to layoffs, eroding consumer confidence, falling stock prices and the September 11th attacks. Although the 2001 holiday season was generally stronger than economist predictions, the retail sector and the economy as a whole has not recovered significantly in the six months ended June 30, 2002. Declines in the retail market adversely impact the Company as demand for leasable space is reduced and rents computed as a percentage of tenant sales declines. In addition, a number of local, regional and national retailers, including tenants of the Company, have voluntarily closed their stores or filed for bankruptcy protection during the last few years. Most of the bankrupt retailers reorganized their operations and/or sold stores to stronger operators. Although some leases were terminated pursuant to the lease cancellation rights afforded by the bankruptcy laws, the impact on Company earnings was negligible. Over the last three years, the provision for doubtful accounts has averaged $3.3 million per year, which represents less than 1/2 of 1% of average total revenues of $704.9 million. In addition, the Company historically has generally been successful in finding new uses or tenants for retail locations that are vacated either as a result of voluntary store closing or bankruptcy proceedings. Therefore, the Company does not expect these store closings or bankruptcy reorganizations to have a material impact on its consolidated financial results of operations.

The events of September 11th will also have an impact on the Company's insurance coverage. The Company has coverage for terrorist acts in its policies that are scheduled to expire in September 2002. However, it is anticipated that such coverage will be excluded from its standard property policies at the time of renewal. Accordingly, the Company expects to obtain a separate policy for terrorist acts. The Company's premiums, including the cost of a separate terrorist policy, are expected to increase significantly for property coverage and liability coverage. These increases will impact the Company's annual common area maintenance rates paid in the future by the Company's tenants.

The Company has over the past nine months experienced a significant increase in the market price of its Common Stock. Accordingly, certain options granted under its incentive stock plans that vest based on the market price of the Common Stock have vested and certain additional options may vest in the remainder of 2002. Under current accounting standards, such vesting would cause the recognition of approximately $10.3 million of additional compensation expense in 2002, including approximately $3.4 million recognized in March 2002 and approximately $3.8 million recognized in the second quarter 2002 as described above and in Note 1. In addition, the Company has adopted SFAS 123 for future grants of Stock options as more fully discussed in Note 1.

The Internet and electronic retailing are growing at significant rates. Although the amount of retail sales conducted solely via the Internet is expected to rise in the future, the Company believes that traditional retailing and "e-tailing" will converge such that the regional mall will continue to be a vital part of the overall mix of shopping alternatives for the consumer.

On July 30, 2002 the Sarbanes-Oxley Act of 2002 (the "Act") was signed into law by the President of the United States. The Act imposes, among other things, new obligations for disclosure and corporate governance on public companies and directs the SEC and other regulatory bodies to issue additional broad regulations to implement its provisions. Certain of such obligations are effective for this quarterly



                                    29 of 34

                        GENERAL GROWTH PROPERTIES, INC.


report and accordingly, the Company has included the required certifications in this report as exhibits 99.1 and 99.2. The Company intends to comply fully with all such current and future regulations as may be issued as a result of the Act.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As described in Note 8, the FASB, has issued certain statements, which are effective for the current or subsequent year. The Company does not expect a significant impact on its annual reported operations due to the application of such new statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not entered into any transactions using derivative commodity instruments. The Company is subject to market risk associated with changes in interest rates. Interest rate exposure is principally limited to the $1,131.6 million of debt of the Company outstanding at June 30, 2002 that is priced at interest rates that vary with the market. However, approximately $666.4 million of such floating rate consolidated debt is comprised of non-recourse commercial mortgage-backed securities which are subject to interest rate swap agreements, the effect of which is to fix the interest rate the Company is required to pay on such debt to approximately 4.85% per annum. Therefore, a 25 basis point movement in the interest rate on the remaining $465.2 million of variable rate debt would result in an approximately $1.2 million annualized increase or decrease in consolidated interest expense and cash flows. The remaining debt is fixed rate debt. In addition, the Company is subject to interest rate exposure as a result of the variable rate debt collateralized by the Unconsolidated Real Estate Affiliates for which similar interest rate swap agreements have not been obtained. The Company's share (based on the Company's respective equity ownership interests in the Unconsolidated Real Estate Affiliates) of such variable rate debt was approximately $596.3 million at June 30, 2002. A similar 25 basis point annualized movement in the interest rate on the variable rate debt of the Unconsolidated Real Estate Affiliates would result in an approximately $1.5 million annualized increase or decrease in the Company's equity in the income and cash flows from the Unconsolidated Real Estate Affiliates. The Company is further subject to interest rate risk with respect to its fixed rate financing in that changes in interest rates will impact the fair value of the Company's fixed rate financing. The Company has an ongoing program of refinancing its consolidated and unconsolidated variable and fixed rate debt and believes that this program allows it to vary its ratio of fixed to variable rate debt and to stagger its debt maturities to respond to changing market rate conditions. Reference is made to Item 2 above and Note 4 for additional debt information.



                                    30 of 34

                        GENERAL GROWTH PROPERTIES, INC.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on May 8, 2002, the stockholders voted upon the election of Mathew Bucksbaum and Beth Stewart as Directors of the Company, each for a term of three years, and the approval of an amendment to the 1998 Incentive Stock Plan to increase the number of shares available for issuance thereunder by 1,000,000 shares. A total of 62,017,756 shares were eligible to vote on each matter presented at the Annual Meeting and which were approved by the following votes of stockholders:


                                                      NUMBER OF
                        MATTER                       SHARES  FOR            WITHHELD
    ---------------------------------------------------------------------------------------------------------
    1.  (a) Election of Mathew Bucksbaum              52,191.877             533,579

        (b) Election of Beth Stewart                  51,757,689             967,767

                                                      NUMBER OF           NUMBER OF SHARES   NUMBER OF SHARES
                              MATTER                 SHARES FOR              AGAINST             ABSTAIN
    ---------------------------------------------------------------------------------------------------------

     2.  APPROVAL of Amendment of
         1998 Incentive Stock Plan                    48,620,945            3,970,645            133,145


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits

            10.1 Second Amendment to the Second Amended and Restated Operating
                 Agreement of GGPLP L.L.C. dated May 13, 2002.

            99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-John Bucksbaum.

            99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Bernard Freibaum.

     (b), (c) Reports on Form 8-K and proforma information

The following report on Form 8-K has been filed by the Company during the quarter covered by this report.

     Current Report on Form 8-K dated May 28, 2002 describing under Item 5 the acquisition of Victoria Ward, Limited. No financial statements were required to be filed with the report.


                                    31 of 34

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             GENERAL GROWTH PROPERTIES, INC.
                                                      (Registrant)



    Date:  August 13, 2002                    by: /s/  Bernard Freibaum
                                                --------------------------------
                                                Bernard Freibaum
                                                Executive Vice President and
                                                Chief Financial Officer
                                                (Principal Accounting Officer)




                                    32 of 34