Form 10-Q
period 2002-09-30
GENERAL GROWTH PROPERTIES INC
filed 2002-11-12
CIK 895648

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002


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

             YES      X                          NO
                 -------------                      --------------

The number of shares of Common Stock, $.10 par value, outstanding on November 12, 2002 was 62,359,253.

                         GENERAL GROWTH PROPERTIES, INC.

                                      INDEX

                                                                                PAGE
                                                                               NUMBER
                                                                               ------

PART I    FINANCIAL INFORMATION

          Item 1:  Financial Statements

               Consolidated Balance Sheets
               as of September 30, 2002 and December 31, 2001 ................    3

               Consolidated Statements of Operations and Comprehensive Income
               for the three and nine months ended September 30, 2002 and 2001    4

               Consolidated Statements of Cash Flows
               for the nine months ended September 30, 2002 and 2001 .........    5

               Notes to Consolidated Financial Statements ....................    6

          Item 2:  Management's Discussion and Analysis of

               Financial Condition and Results of Operations .................   27

               Liquidity and Capital Resources of the Company ................   31

          Item 3:  Quantitative and Qualitative Disclosures about Market Risk    38

          Item 4:  Controls and Procedures ...................................   38

PART II   OTHER INFORMATION.

          Item 6:  Exhibits and Reports on Form 8-K ..........................   39

          SIGNATURE AND CERTIFICATIONS .......................................   40


PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                         GENERAL GROWTH PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2002 AND DECEMBER 31, 2001
                                   (UNAUDITED)
        (Dollars in thousands, except for per share and per unit amounts)



                                                                          SEPTEMBER 30, 2002    DECEMBER 31, 2001
                                                                          ------------------    -----------------
                                   ASSETS
Investment in real estate:
     Land                                                                 $        1,116,237    $         649,312
     Buildings and equipment                                                       5,528,586            4,383,358
     Less accumulated depreciation                                                  (743,640)            (625,544)
     Developments in progress                                                         94,342               57,436
                                                                          ------------------    -----------------
      Net property and equipment                                                   5,995,525            4,464,562
     Investment in and loans from Unconsolidated Real Estate Affiliates              675,879              617,861
                                                                          ------------------    -----------------
      Net investment in real estate                                                6,671,404            5,082,423
Cash and cash equivalents                                                             24,728              160,755
Marketable securities                                                                     --              155,103
Tenant accounts receivable, net                                                      107,388               93,043
Deferred expenses, net                                                               112,254               96,656
Prepaid expenses and other assets                                                     59,218               58,827
                                                                          ------------------    -----------------
                                                                          $        6,974,992    $       5,646,807
                                                                          ==================    =================

                    LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage notes and other debt payable                                     $        4,433,292    $       3,398,207
Distributions payable                                                                 70,923               62,368
Network discontinuance reserve                                                         4,546                5,161
Accounts payable and accrued expenses                                                167,404              104,826
                                                                          ------------------    -----------------
                                                                                   4,676,165            3,570,562
Minority interests:
     Preferred Units                                                                 427,070              175,000
     Common Units                                                                    370,468              380,359
                                                                          ------------------    -----------------
                                                                                     797,538              555,359
Commitments and contingencies                                                             --                   --

Preferred stock: $100 par value; 5,000,000 shares authorized;                        337,500              337,500
     345,000 designated as PIERS (Note 1) which are convertible and carry a $1,000 liquidation value, 337,500 of which were issued and outstanding at September 30, 2002 and December 31, 2001

Stockholders' Equity:
     Common stock: $.10 par value; 210,000,000 shares authorized;
      62,346,469 and 61,923,932 shares issued and outstanding
      as of September 30, 2002 and December 31, 2001, respectively                     6,235                6,192
     Additional paid-in capital                                                    1,541,328            1,523,213
     Retained earnings (accumulated deficit)                                        (344,949)            (328,349)
     Notes receivable-common stock purchase                                           (8,647)             (19,890)
     Unearned restricted stock                                                        (2,455)                  --
     Accumulated other comprehensive income (loss)                                   (27,723)               2,220
                                                                          ------------------    -----------------
      Total stockholders' equity                                                   1,163,789            1,183,386
                                                                          ------------------    -----------------
                                                                          $        6,974,992    $       5,646,807
                                                                          ==================    =================



The accompanying notes are an integral part of these consolidated financial statements.



                                     3 of 42

                         GENERAL GROWTH PROPERTIES, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)
        (Dollars in thousands, except for per share and per unit amounts)



                                                                                 THREE MONTHS ENDED        NINE MONTHS ENDED
                                                                                    SEPTEMBER 30,            SEPTEMBER 30,
                                                                                  2002         2001        2002          2001
                                                                               ---------    ---------    ---------    ---------
Revenues:
    Minimum rents                                                              $ 156,839    $ 114,664    $ 401,498    $ 335,611
    Tenant recoveries                                                             69,435       55,391      184,215      165,331
    Overage rents                                                                  4,423        3,763       11,540       11,431
    Fees                                                                          20,996       18,844       62,727       56,969
    Other                                                                          6,668        3,607       13,110        8,439
                                                                               ---------    ---------    ---------    ---------
     Total revenues                                                              258,361      196,269      673,090      577,781
Expenses:
    Real estate taxes                                                             17,037       13,201       44,571       40,494
    Property operating                                                            76,083       52,974      204,282      165,679
    Provision for doubtful accounts                                                  792          916        3,689        2,900
    General and administrative                                                     1,302        1,109        4,334        4,453
    Depreciation and amortization                                                 46,665       37,011      125,229      106,833
    Network discontinuance costs                                                      --        1,000           --       66,000
                                                                               ---------    ---------    ---------    ---------
     Total operating expenses                                                    141,879      106,211      382,105      386,359
                                                                               ---------    ---------    ---------    ---------
Operating income                                                                 116,482       90,058      290,985      191,422

Interest income                                                                      898        1,064        3,214        3,428
Interest expense                                                                 (60,080)     (53,124)    (156,939)    (160,738)
Income allocated to minority interests                                           (23,291)     (14,828)     (53,116)     (21,113)
Equity in income of unconsolidated affiliates                                     17,045       12,439       45,290       35,051
                                                                               ---------    ---------    ---------    ---------
Income before extraordinary items and
    cumulative effect of accounting change                                        51,054       35,609      129,434       48,050
Extraordinary items                                                                 (470)        (253)        (502)      (1,264)
Cumulative effect of accounting change                                                --           --           --       (3,334)
                                                                               ---------    ---------    ---------    ---------
     Net income                                                                   50,584       35,356      128,932       43,452
Convertible Preferred Stock Dividends                                             (6,117)      (6,117)     (18,351)     (18,351)
                                                                               ---------    ---------    ---------    ---------
     Net income available to common stockholders                               $  44,467    $  29,239    $ 110,581    $  25,101
                                                                               =========    =========    =========    =========

Earnings before extraordinary items and
    cumulative effect of accounting change per share-basic                     $    0.72    $    0.56    $    1.79    $    0.57
                                                                               =========    =========    =========    =========
Earnings before extraordinary items and
    cumulative effect of accounting change per share-diluted                   $    0.72    $    0.56    $    1.78    $    0.57
                                                                               =========    =========    =========    =========

Earnings per share-basic                                                       $    0.71    $    0.56    $    1.78    $    0.48
                                                                               =========    =========    =========    =========
Earnings per share-diluted                                                     $    0.71    $    0.56    $    1.78    $    0.48
                                                                               =========    =========    =========    =========

Distributions declared per share                                               $    0.72    $    0.65    $    2.02    $    1.71
                                                                               =========    =========    =========    =========

Net income                                                                     $  50,584    $  35,356    $ 128,932    $  43,452
Other comprehensive income (loss):
    Net unrealized losses on financial instruments, net of minority interest     (18,727)          --      (30,112)          --
    Equity in unrealized  gains (losses) on available-for-sale
     securities of unconsolidated affiliate, net of minority interest                 --         (388)         169          752
                                                                               ---------    ---------    ---------    ---------
Comprehensive income                                                           $  31,857    $  34,968    $  98,989    $  44,204
                                                                               =========    =========    =========    =========

The accompanying notes are an integral part of these consolidated financial statements.



                                     4 of 42

                         GENERAL GROWTH PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)
        (Dollars in thousands, except for per share and per unit amounts)


                                                                                  NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                                   2002          2001
                                                                                 ---------    ---------
Cash flows from operating activities:
     Net Income                                                                  $ 128,932    $  43,452
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Minority interests                                                             53,116       21,113
     Extraordinary items                                                               502        1,264
     Cumulative effect of accounting change                                             --        3,334
     Equity in income of unconsolidated affiliates                                 (45,290)     (35,051)
     Provision for doubtful accounts                                                 3,689        2,900
     Income distributions received from unconsolidated affiliates                   44,557       35,051
     Depreciation                                                                  118,095       95,709
     Amortization                                                                   10,313       17,169
Net Changes:
     Tenant accounts receivable                                                    (14,037)      24,690
     Prepaid expenses and other assets                                              (1,454)       1,597
     Increase in deferred expenses                                                 (23,821)     (24,371)
     Accounts payable-Network and Broadband System Reserve                            (615)       5,856
     Accounts payable and accrued expenses                                          19,521      (61,036)
                                                                                 ---------    ---------
       Net cash provided by (used in) operating activities                         293,508      131,677
                                                                                 ---------    ---------

Cash flows from investing activities:
     Acquisition/development of real estate and improvements
       and additions to properties                                                (830,709)    (312,206)
     Network and Broadband System additions                                             --      (46,030)
     Increase in investments in unconsolidated affiliates                         (140,806)     (18,830)
     Distributions received from unconsolidated affiliates in excess of income      53,687       55,568
     Proceeds from repayment of notes receivable for common stock purchases ..      15,486           --
     Loans from unconsolidated affiliates, net                                      22,141           --
     Proceeds from sale of investments in marketable securities                    155,103           --
                                                                                 ---------    ---------
       Net cash provided by (used in) investing activities                        (725,098)    (321,498)
                                                                                 ---------    ---------

Cash flows from financing activities:
     Cash distributions paid to common stockholders                               (121,052)     (83,323)
     Cash distributions paid to holders of Common Units                            (38,166)     (31,131)
     Cash distributions paid to holders of Prefered Units                          (15,709)     (11,747)
     Payment of dividends on PIERS                                                 (18,351)     (18,351)
     Proceeds from sale of common stock, net of issuance costs                      10,716        2,918
     Proceeds from issuance of RPUs and CPUs, net of issuance costs                 63,495           --
     Proceeds from issuance of mortgage notes and other debt payable               632,344      472,788
     Principal payments on mortgage notes and other debt payable                  (217,467)    (132,398)
     Increase in deferred expenses                                                    (247)      (3,501)
                                                                                 ---------    ---------
       Net cash provided by (used in) financing activities                         295,563      195,255
                                                                                 ---------    ---------

Net change in cash and cash equivalents                                           (136,027)       5,434
Cash and cash equivalents at beginning of period                                   160,755       27,229
                                                                                 ---------    ---------
Cash and cash equivalents at end of period                                       $  24,728    $  32,663
                                                                                 =========    =========

Supplemental disclosure of cash flow information
  Interest paid                                                                  $ 156,290    $ 156,739
                                                                                 =========    =========
  Interest capitalized                                                           $   4,393    $  14,721
                                                                                 =========    =========
Non-cash investing and financing activities:
 Common stock issued in exchange for Operating Partnership Units                 $      --    $     575
 Acquisition of GGMI                                                                    --       66,079
 Acquisition of property by assumption of long-term debt and other equity
   securities                                                                      811,351           --
 Acquisition of property in exchange for tenant note receivable                         --        8,207
 Notes receivable issued for exercised stock options                                 4,243       10,441

The accompanying notes are an integral part of these consolidated financial statements.


                                     5 of 42

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

BUSINESS

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

As of September 30, 2002, the Company owned 100% of fifty-six regional shopping centers, 100% of the Victoria Ward Assets (as defined in Note 2) and 100% of the JP Realty Assets (as defined in Note 2) (collectively, the "Wholly-Owned Centers") and 100% of the common stock of General Growth Management, Inc. ("GGMI"). The Company also owned as of such date 50% of the common stock of GGP/Homart, Inc. ("GGP/Homart"), 50% of the membership interests in GGP/Homart II L.L.C. ("GGP/Homart II"), 50% of the membership interests in GGP-TRS L.L.C. ("GGP/Teachers"), 51% of the common stock of GGP Ivanhoe, Inc. ("GGP Ivanhoe"), 51% of the common stock of GGP Ivanhoe III, Inc. ("GGP Ivanhoe III"), 50% of Quail Springs Mall and Town East Mall and a 50% general partnership interest in Westlake Retail Associates, Ltd. ("Circle T") (collectively, the "Unconsolidated Real Estate Affiliates"). As of such date, GGP/Homart owned interests in twenty-two shopping centers, GGP/Homart II owned 100% of eight shopping centers, GGP/Teachers owned 100% of four shopping centers, GGP Ivanhoe owned 100% of two shopping centers, and GGP Ivanhoe III owned 100% of eight shopping centers. These centers, together with Quail Springs Mall and Town East Mall, comprise the "Unconsolidated Centers". Circle T is currently developing a regional mall in Dallas, Texas and as it is not yet operational has been excluded from the definition of the Unconsolidated Centers. Together, the Wholly-Owned Centers and the Unconsolidated Centers comprise the "Company Portfolio" or the "Portfolio Centers".

CAPITAL

During July 1999, General Growth completed a public offering of 10,000,000 shares of Common Stock and received net proceeds of approximately $330,296. During December 2001, General Growth completed a public offering of 9,200,000 shares of Common Stock (the "2001 Offering") and received net proceeds of approximately $345,000.

Effective January 1, 2000, General Growth established a Dividend Reinvestment and Stock Purchase Plan ("DRSP"). General Growth has reserved for issuance up to 1,000,000 shares of Common Stock for issuance under the DRSP. The DRSP generally allows participants in the plan to make purchases of


                                     6 of 42

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

Common Stock from dividends received or additional cash investments. Although the purchase price of the Common Stock will be determined by the current market price, the purchases will be made without fees or commissions. General Growth has and will satisfy DRSP Common Stock purchase needs through the issuance of new shares of Common Stock or by repurchases of currently outstanding Common Stock. As of September 30, 2002, an aggregate of 74,862 shares of Common Stock had been issued under the DRSP.

During May 2000, the Operating Partnership formed GGPLP L.L.C., a Delaware limited liability company ("the LLC"), by contributing its interest in a portfolio of 44 Wholly-Owned Centers to the LLC in exchange for all of the common units of membership interest in the LLC. On May 25, 2000, a total of 700,000 redeemable preferred units of membership interest in the LLC (the "RPUs") were issued to an institutional investor by the LLC (the "2000 RPUs"). During April 2002, an additional 240,000 RPUs were issued by the LLC to an affiliate of the same institutional investor (the "2002 RPUs") yielding net proceeds of approximately $58,365 which were used for various development and acquisition needs. Holders of the 2000 RPUs and 2002 RPUs are entitled to receive cumulative preferential cash distributions per RPU at a per annum rate of 8.95% of the $250 liquidation preference thereof (or $5.59375 per quarter) prior to any distributions by the LLC to the Operating Partnership. Subject to certain limitations, the RPUs may be redeemed in cash by the LLC for the liquidation preference amount plus accrued and unpaid distributions and may be exchanged by the holders of the RPUs for an equivalent amount of redeemable preferred stock of General Growth. Such preferred stock provides for an equivalent 8.95% annual preferred distribution and is redeemable at the option of General Growth for cash equal to the liquidation preference amount plus accrued and unpaid distributions. The redemption right may be exercised at any time on or after May 25, 2005 with respect to the 2000 RPUs and April 23, 2007 with respect to the 2002 RPUs and the exchange right generally may be exercised at any time on or after May 25, 2010 with respect to the 2000 RPUs and April 23, 2012 with respect to the 2002 RPUs. The RPUs outstanding at September 30, 2002 and December 31, 2001 have been reflected in the accompanying consolidated financial statements as a component of minority interest at the then current total liquidation preference amounts of $235,000 and $175,000, respectively.

During May 2002, 20,000 8.25% cumulative preferred units (the "CPUs") were issued by the LLC to an independent third-party investor yielding $5,000. The holders of these CPUs are entitled to receive cumulative preferential cash distributions per CPU at a per annum rate of 8.25% of the $250 liquidation preference thereof (or $5.15625 per quarter), prior to any distributions by the LLC to the Operating Partnership. In addition and subject to certain conditions, the holders of the CPUs may, on or after June 1, 2012, elect to exchange each CPU for shares of Common Stock with a value as of the exchange closing date equal to the $250 per unit liquidation preference of such CPU plus any accrued and unpaid distributions. However, after receipt of such exchange election, General Growth may elect to fulfill such an exchange election in whole or in part in cash. The CPUs outstanding at September 30, 2002 have been included in the accompanying consolidated financial statements as a component of minority interest at the then current total liquidation preference amount of $5,000.

On July 10, 2002, in conjunction with the acquisition of the JP Realty Assets (Note 2), the Operating Partnership issued 1,426,393 8.5% Series B Cumulative Preferred Units of limited partnership interest in the Operating Partnership (the "Series B Preferred Units"). The holders of these Series B Preferred Units are entitled to receive cumulative preferential cash distributions per Series B Preferred Unit at a per annum rate of 8.50% of the $50 per unit liquidation preference thereof (or $1.0625 per unit per quarter), prior to any distributions by the Operating Partnership to its common unit holders. In addition and subject to certain conditions, the holders of the Series B Preferred Units may elect to exchange each Series B Preferred Unit for common units of the Operating Partnership (which are convertible to Common Stock as discussed below) with a value as of the exchange closing date equal to the $50 per unit liquidation preference of such Series B Preferred Units plus any accrued and unpaid



                                     7 of 42

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

distributions. The Series B Preferred Units outstanding at September 30, 2002 have been included in the accompanying consolidated financial statements as a component of minority interest at the then current total liquidation preference amount of $71,320.

As of September 30, 2002, General Growth owned an approximate 76% general partnership interest in the Operating Partnership (excluding its preferred units of partnership interest as discussed below). The remaining approximate 24% minority interest in the Operating Partnership is held by limited partners that include trusts for the benefit of the families of the original stockholders who initially owned and controlled the Company and subsequent contributors of properties to the Company. These minority interests are represented by common units of limited partnership interest in the Operating Partnership (the "Common Units"). The Common Units can be redeemed at the option of the holders for cash or, at General Growth's election with certain restrictions, for shares of Common Stock on a one-for-one basis. The holders of the Common Units also share equally with General Growth's common stockholders on a per share basis in any distributions by the Operating Partnership on the basis that one Common Unit is equivalent to one share of Common Stock.

General Growth has issued 13,500,000 depositary shares, each representing 1/40 of a share of 7.25% Preferred Income Equity Redeemable Stock, Series A ("PIERS"), or a total of 337,500 PIERS. The PIERS are reflected on the accompanying consolidated balance sheets at their $1,000 per share liquidation or redemption value. In order to enable General Growth to comply with its obligations in respect to the PIERS, General Growth owns preferred units of limited partnership interest in the Operating Partnership (the "Series A Preferred Units") which have rights, preferences and other privileges, including distribution, liquidation, conversion and redemption rights, that mirror those of the PIERS. Accordingly, the Operating Partnership is required to make all required distributions on the Series A Preferred Units prior to any distribution of cash or assets to the holders of the Common Units. At September 30, 2002, 100% of the Series A Preferred Units (337,500) were owned by General Growth. Other classes of General Growth preferred stock have been created to permit the future conversion of certain equity interests assumed by the Company in conjunction with the JP Realty acquisition (Note 2) into General Growth equity interests. As the conditions to allow such a conversion have not yet occurred, such additional classes of preferred stock have not been presented in the accompanying consolidated balance sheet.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership consisting of the Wholly-Owned Centers (including those owned by the LLC), GGMI and the investments in the Unconsolidated Real Estate Affiliates. Included in the consolidated financial statements are four joint ventures, acquired in the JP Realty acquisition (Note
2), which are partnerships with non-controlling independent joint venture partners. Income allocated to minority interests includes the share of such properties' operations (computed as the respective joint venture partner ownership percentage) applicable to such non-controlling venture partners. All significant intercompany balances and transactions have been eliminated.

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


                                     8 of 42

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position of the Company as of September 30, 2002 and the results of operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001 have been included.

The results for the interim periods ended September 30, 2002 and 2001 are not necessarily indicative of the results to be obtained for the full fiscal year.

Certain amounts in the 2001 consolidated financial statements have been reclassified to conform to the 2002 presentation.

EARNINGS PER SHARE ("EPS")

Basic per share amounts are based on the weighted average of common shares outstanding of 62,120,878 for 2002 and 52,458,839 for 2001. Diluted per share amounts are based on the total number of weighted average common shares and dilutive securities (stock options) outstanding of 62,272,738 for 2002 and 52,515,427 for 2001. However, certain options outstanding were not included in the computation of diluted earnings per share either because the exercise price of the stock options was higher than the average market price of the Common Stock for the applicable periods and therefore, the effect would be anti-dilutive or because the conditions which must be satisfied prior to the issuance of any such shares were not achieved during the applicable periods. The effect of the issuance of the PIERS is anti-dilutive with respect to the Company's calculation of diluted earnings per share for the three and nine months ended September 30, 2002 and 2001 and therefore has been excluded. The outstanding Common Units have also been excluded from the Company's calculation of diluted earnings per share as there would be no net effect on the reported EPS amounts since the minority interests' share of income would also be added back to net income.


                                     9 of 42

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

The following are the reconciliations of the numerators and denominators of the basic and diluted EPS:


                                                           Three Months Ended        Nine Months Ended
                                                              September 30,            September 30,
                                                           2002         2001         2002         2001
                                                         ---------    ---------    ---------    ---------
Numerators:
Income before extraordinary items
    and cumulative effect of accounting change           $  51,054    $  35,609    $ 129,434    $  48,050
    Dividends on PIERS                                      (6,117)      (6,117)     (18,351)     (18,351)
                                                         ---------    ---------    ---------    ---------
    Income available to common stockholders before
      extraordinary items and cumulative effect
      of accounting change - for basic and diluted EPS      44,937       29,492      111,083       29,699
    Extraordinary items                                       (470)        (253)        (502)      (1,264)
    Cumulative effect of accounting change                      --           --           --       (3,334)
                                                         ---------    ---------    ---------    ---------
Net income available to common
  stockholders - for basic and diluted EPS               $  44,467    $  29,239    $ 110,581    $  25,101
                                                         =========    =========    =========    =========

Denominators:
Weighted average common shares
  outstanding (in thousands) - for basic EPS                62,244       52,596       62,121       52,459
Effect of dilutive securities - options                        180           66          152           56
                                                         ---------    ---------    ---------    ---------
Weighted average common shares
  outstanding (in thousands) - for diluted EPS              62,424       52,662       62,273       52,515
                                                         =========    =========    =========    =========


NOTES RECEIVABLE - OFFICERS

As of December 31, 2001, the Company had loans outstanding aggregating $19,890 in conjunction with the exercise by certain officers of options to purchase Common Stock of the Company. Such loans, represented by full recourse promissory notes issued by such officers to the Company, were collateralized by the Common Stock purchased. In early 2002, additional advances of $4,243 were made to officers in connection with the exercise of options to acquire approximately 135,000 shares of Common Stock. As of April 30, 2002, the Board of Directors of the Company decided to terminate the availability of loans to officers to exercise such options. In conjunction with this decision, the Company and the officers restructured the terms of the promissory notes, including the approximately $2,823 previously advanced in the form of income tax withholding payments made by the Company on behalf of such officers. Each of the officers repaid no less than 60% of the principal and 100% of the interest due under such officer's note as of April 30, 2002 and the remaining amounts, approximately $10,141 as of April 30, 2002, were represented by amended and restated promissory notes. These amended and restated, fully recourse notes are payable in monthly installments of principal and interest (at a market rate which varies monthly computed at LIBOR (1.81% at September 30, 2002) plus 125 basis points per annum) until fully repaid in May 2009 (or within 90 days of the officer's separation from the Company, if earlier). As of September 30, 2002, the current outstanding balance under the promissory notes was $9,658, including approximately $1,011 relating to income tax withholding payments which have been reflected in prepaid expenses and other assets. In October 2002, a voluntary prepayment of approximately $500 was received from one of the officers.




                                    10 of 42

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)


REVENUE RECOGNITION

Minimum rent revenues are recognized on a straight-line basis over the term of the related leases. As of September 30, 2002, approximately $58,507 has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant accounts receivable in the accompanying consolidated financial statements. In addition, amounts collected from tenants to allow the termination of their leases have been included in minimum rents. Such termination income was approximately $5,059 and $5,317, respectively, for the nine months ended September 30, 2002 and 2001. Overage rents are recognized during the period for which tenant sales revenues exceed contractual tenant lease thresholds. Recoveries from tenants for taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable costs are incurred. The Company provides an allowance for doubtful accounts against the portion of accounts receivable which is estimated to be uncollectible. Such allowances are reviewed periodically based upon the recovery experience of the Company.

COMPREHENSIVE INCOME

Comprehensive income is a more inclusive financial reporting methodology that encompasses net income and all other changes in equity except those resulting from investments by and distributions to equity holders. Included in comprehensive income, but not net income, are unrealized gains or losses on marketable securities classified as available-for-sale and unrealized gains or losses on financial instruments designated as cash flow hedges (Note 4). In addition, one of the Company's unconsolidated affiliates received common stock of a large, publicly traded real estate company as part of a 1998 transaction. During 2001, portions of the holdings of such stocks were sold and the cumulative previously unrealized losses for the stock sold were realized. Cumulative net unrealized losses on such remaining securities through December 31, 2001 were $169, net of minority interest and were reflected as accumulated equity in other comprehensive loss of unconsolidated affiliate. For the nine months ended September 30, 2001 the Company increased its carrying amount for its investment in such unconsolidated affiliate by $1,033 and reflected ($388) and $752, respectively for the three and nine months ended September 30, 2001, as other comprehensive income (loss), net of minority interest of ($145) and $281 respectively, as its equity in such unconsolidated affiliate's unrealized gains (losses) on such securities. During the three months ended March 31, 2002, all remaining holdings of such stock were sold and the remaining cumulative unrealized losses pertaining to such stock holdings were realized.

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



                                    11 of 42

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

The following is a summary of the TSOs that have been awarded as of September 30, 2002:

                                                                    TSO GRANT YEAR

                                                       2002        2001        2000        1999
                                                     --------    --------    --------    --------
Exercise price                                       $  40.74    $  34.73    $  29.97    $  31.69
Threshold Vesting
  Stock Price                                        $  57.13    $  48.70    $  42.03    $  44.44
Original Grant Shares                                 259,675     329,996     304,349     313,964
Forfeited at September 30, 2002                       (22,629)    (46,278)    (70,442)    (93,995)
Vested and exchanged for cash
   at September 30, 2002                                   --    (174,180)   (171,478)   (144,636)
Vested and exercised at September 30, 2002                 --     (24,996)    (31,688)    (37,750)
                                                     --------    --------    --------    --------
TSOs outstanding at September 30, 2002                237,046      84,542      30,741      37,583
                                                     ========    ========    ========    ========

On March 22, 2002, the then remaining 234,507 TSOs that were granted in 2000 vested. On March 25, 2002 the Company extended a limited opportunity to employees with vested TSOs to exchange such options directly for cash (computed as the net proceeds the employee would have received had he or she exercised the options and then immediately sold the resulting stock). In addition, on April 29, 2002 and on September 20, 2002, the TSOs granted in 1999 and 2001, respectively, vested. Immediately following each vesting event additional limited exchange opportunities to employees with previously vested TSOs were extended. As a result of the vesting of the TSOs and the exchange opportunities, the Company has recorded additional compensation expense of approximately $4,412 and $11,715, respectively for the three and nine months ended September 30, 2002.

During the second quarter of 2002, the Company elected to adopt the fair value based employee stock-based compensation expense recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS 123") prospectively. The Company previously applied the intrinsic value based expense recognition provisions set forth in APB Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"). SFAS 123 states that the adoption of the fair value based method is a change to a preferable method of accounting. The adoption of the fair value based method decreased net income by $33 for the three-month and $55 for the nine-month periods ended September 30, 2002, respectively (less than $0.01 per share for such periods). Had the Company applied SFAS 123 for all periods presented, the net earnings for the three-month and nine-month periods ended September 30, 2001 would have been $35,275 ($0.56 per share) and $43,202 ($0.47 per share), respectively, rather than the $35,356 and $43,452 originally reported.

Employee stock-based compensation expense for the three and nine-month periods ended September 30, 2002 determined using the fair value based method applied prospectively is not


                                     12 of 42

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

necessarily indicative of future expense amounts when the fair value based method will apply to all options outstanding, as nonvested awards issued to employees prior to January 1, 2002 were and will continue to be accounted for using the intrinsic value based provisions of APB 25.

In September 2002, an officer was granted 50,000 shares of restricted Common Stock pursuant to the stock incentive plan. As the restricted stock represents an incentive for future periods, the compensation expense of approximately $2,500 will be recognized ratably over the vesting period of the Common Stock (through September 2005).

NOTE 2        PROPERTY ACQUISITIONS AND DEVELOPMENTS

On November 2, 2002, the Company entered into a contract to acquire a regional mall located in California containing approximately 1,450,000 square feet of GLA. Pursuant to the contract, the purchase price of the property will be approximately $89,000 with the closing of the acquisition expected to occur in early December 2002. The acquisition is expected to be funded by approximately $34,000 of cash on hand and the balance of the purchase price is expected to be represented by a new acquisition loan bearing interest at a rate per annum of LIBOR plus approximately 120 basis points with a maturity of approximately three years from the closing date. The closing of this transaction is subject to the satisfaction of customary closing conditions and, accordingly, there can be no assurance that this transaction will be completed on the terms described above.

On October 18, 2002, the Company entered into a contract to acquire all of the membership interests in a limited liability company ("Glendale LLC") that owns Glendale Galleria, an approximately 1,500,000 square foot enclosed regional mall in Glendale (Los Angeles), California (the "Glendale Property"). The purchase price for the membership interests in Glendale LLC is approximately $415,000 less the outstanding balance (approximately $170,000) of the existing Glendale Property mortgage debt. Approximately $42,400 of the purchase price, which will be paid to one of the holders of membership interests in Glendale LLC, will be paid by issuance of units of a new series of preferred units of limited partnership in the Operating Partnership, and the remainder of the purchase price will be paid in cash. It is currently expected that the Company will acquire such member's membership interests and contribute them to GGP/Homart II, that GGP/Homart II will assume the obligation of the Company to acquire the remainder of the membership interests in Glendale LLC and will acquire such membership interests and that the cash portion of the purchase price and the repayment of the existing mortgage debt (which repayment is required to occur at closing) will be funded with the proceeds of new mortgage debt collateralized by the Glendale Property and other new secured and/or unsecured borrowings by GGP/Homart II and/or certain of its subsidiaries. The closing of this transaction, currently anticipated to take place in late November 2002, is subject to the satisfaction of customary closing conditions, and the joint venture and lending arrangements described above are subject to the negotiation of definitive documentation. Accordingly, there can be no assurance that this transaction will be completed on the terms described above.

On September 13, 2002, the Company acquired Pecanland Mall, a 984,000 square foot enclosed regional mall in Monroe, Louisiana, for approximately $72,000. The acquisition was funded by approximately $22,000 of cash on hand and the assumption of a $50,000 existing non-recourse loan that bears interest at a rate per annum equal to the sum of 3.0% plus the greater of i) LIBOR and ii) 3.5%. The loan is scheduled to mature in January of 2005 (subject to a right to extend for one additional year).

On August 26, 2002, concurrent with the formation of GGP/Teachers (Note 2), the Company, through GGP/Teachers, acquired Galleria at Tyler in Riverside, California, Kenwood Towne Centre in


                                     13 of 42

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

Cincinnati, Ohio and Silver City Galleria in Taunton, Massachusetts from an institutional investor for an aggregate purchase price of approximately $477,000. Two existing nonrecourse loans on Silver City Galleria, aggregating a total of $75,000 and bearing interest at a rate per annum of 7.41%, were assumed and three new nonrecourse acquisition loans totaling approximately $337,000 were obtained. The new loans bear interest at a weighted average rate per annum of LIBOR plus 76 basis points.

On August 5, 2002 the Operating Partnership acquired from GGP/Homart, the Prince Kuhio Plaza in Hilo, Hawaii for approximately $39,000. Prince Kuhio Plaza, which contains approximately 504,000 square feet of GLA, was acquired by the assumption by the Operating Partnership of the allocated share of the GGP MPTC financing (Note 4) pertaining to Prince Kuhio Plaza (approximately $24,000) and the payment to GGP/Homart of $7,500 in cash and $7,500 in the form of a promissory note. Immediately following the acquisition, GGP/Homart paid a dividend of $15,000 to its two co-investors, paid in the form of $7,500 in cash to NYSCRF and the $7,500 promissory note to the Operating Partnership. Upon receipt of the promissory note as a dividend, the Operating Partnership caused the promissory note to GGP/Homart to be cancelled.

On July 10, 2002, the Company acquired JP Realty, Inc. ("JP Realty"), a publicly held real estate investment trust, and its operating partnership subsidiary, Price Development Company, Limited Partnership ("PDC"), by merging JP Realty and PDC with wholly-owned subsidiaries of the Operating Partnership, with PDC surviving the merger and all of its subsidiaries remaining in existence. The total acquisition price was approximately $1,100,000 which included the assumption of approximately $460,000 in existing debt and approximately $116,000 of existing cumulative preferred operating units in PDC (510,000 Series A 8.75% units redeemable in April 2004, 3,800,000 Series B 8.95% units redeemable in July 2004 and 320,000 Series C 8.75% units redeemable in May 2005). Each unit of each series of the cumulative redeemable preferred units in PDC has a liquidation value of $25 per unit and is convertible at the option of the preferred unit holder in 2009 (2010 for the Series C Units) into 0.025 shares of a newly created series of General Growth preferred stock ($1000 per share base liquidation preference) with payment and liquidation rights comparable to such preferred unit. Pursuant to the terms of the merger agreement, the outstanding shares of JP Realty common stock were converted into $26.10 per share of cash (approximately $431,470). Holders of common units of limited partnership interest in PDC were entitled to receive $26.10 per unit in cash or, at the election of the holder, .522 8.5% Series B Preferred Units (Note 1) per unit. Based upon the elections of such holders, 1,426,393 Series B Preferred Units were issued and the holders of the remaining common units of limited partnership interest of PDC received approximately $23,600 in cash. JP Realty owned or had an interest in 51 properties, including 18 enclosed regional mall centers (two of which were owned through controlling general partnership interests), 26 anchored community centers (two of which were owned through controlling general partnership interests), one free-standing retail property and 6 mixed-use commercial/business properties, containing an aggregate of over 15,200,000 square feet of GLA in 10 western states (the "JP Realty Assets"). The cash portion of the acquisition price was funded from the net proceeds of certain new mortgage loans, a new $350,000 acquisition loan (Note 4), and available cash and cash equivalents.

On May 28, 2002, the Company acquired the stock of Victoria Ward, Limited, a privately held real estate corporation. The total acquisition price was approximately $250,000, including the assumption of approximately $50,000 of existing debt, substantially all of which was repaid immediately following the closing. The $250,000 total cash requirement was funded from the proceeds of the sale of the Company's investment in marketable securities (related to the GGP MPTC financing (Note 4)) and from available cash and cash equivalents. The principal Victoria Ward assets include 65 fee simple acres in Kakaako, central Honolulu, Hawaii, currently improved with, among other uses, an entertainment, shopping and dining district which includes Ward Entertainment Center, Ward Warehouse, Ward Village and Village Shops. In total, Victoria Ward currently has 17 properties


                                     14 of 42

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

subject to ground leases and 29 owned buildings containing in the aggregate approximately 878,000 square feet of retail space, as well as approximately 441,000 square feet of office, commercial and industrial leaseable area (the "Victoria Ward Assets").

During March 2001, the Company, through GGP/Homart II, acquired a 100% ownership interest in Willowbrook Mall in Houston, Texas for a purchase price of approximately $145,000. GGP/Homart II financed the Willowbrook acquisition with a new $102,000 10-year mortgage loan bearing interest at 6.93% per annum and approximately $43,000 in financing proceeds from a new mortgage loan collateralized by the Stonebriar Center.

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

On January 1, 2001, the Company acquired for nominal cash consideration 100% of the common stock of GGMI. This transaction was accounted for as a purchase. For 2001 and subsequent years, the Company has elected that GGMI be treated as a taxable REIT subsidiary as permitted under the Tax Relief Extension Act of 1999. In connection with the acquisition, the GGMI preferred stock owned by the Company was cancelled and approximately $40,000 of the outstanding loans owed by GGMI to the Company were contributed to the capital of GGMI. In addition, the Company and GGMI concurrently terminated the management contracts for the Wholly-Owned Centers as the management activities would thereafter be performed directly by the Company. GGMI has continued to manage, lease, and perform various other services for the Unconsolidated Centers and other properties owned by unaffiliated third parties. Fees recognized by the Company in the three and nine months ended September 30, 2002 and 2001 from its Unconsolidated Real Estate Affiliates for services performed for the Unconsolidated Centers were $14,679, $43,770, $13,167 and $40,849, respectively.


All acquisitions completed through September 30, 2002 were accounted for utilizing the purchase method and accordingly, the results of operations are included in the Company's results of operations from the respective dates of acquisition.

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



                                     15 of 42

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

During 1999, the Company formed the Circle T joint venture to develop a regional mall in Westlake (Dallas), Texas as further described in Note 3 below. As of September 30, 2002, the Company had invested approximately $17,179 in the joint venture. The Company is currently obligated to fund additional pre-development costs of approximately $709. Actual development costs are not finalized or committed but are anticipated to be funded from a construction loan that is expected to be obtained. The retail site, part of a planned community which is expected to contain a resort hotel, a golf course, luxury homes and corporate offices, is currently planned to contain up to 1.3 million square feet of tenant space with up to six anchor stores, an ice rink and a multi-screen theater. The construction project is currently anticipated to be completed in 2005.

On September 23, 2002, the Company commenced construction of the Jordan Creek Town Center on a 200 acre site in West Des Moines, Iowa. As of September 30, 2002, the Company had invested approximately $8,400 in the project, including land costs. Actual development costs are estimated to be approximately $175,000 which are anticipated to be funded primarily from a construction loan expected to be obtained and from current and to be arranged unsecured revolving credit facilities. At completion, currently scheduled for August 2004, the regional mall is planned to contain up to two million square feet of tenant space with three anchor stores, a hotel and an amphitheater.

The Company also owns and/or is investigating certain other potential development sites (representing a net investment of approximately $19,848), including sites in Toledo, Ohio and South Sacramento, California but there can be no assurance that development of these sites will proceed.

NOTE 3   INVESTMENTS IN AND LOANS FROM UNCONSOLIDATED REAL ESTATE AFFILIATES

GGP/HOMART

The Company holds a 50% interest in GGP/Homart with the remaining ownership interest held by New York State Common Retirement Fund ("NYSCRF"), the Company's co-investor in GGP/Homart II (described below). GGP/Homart owns interests in twenty-two regional shopping malls, four of which were owned jointly with venture partners. During August 2002, as approved by NYSCRF, GGP/Homart sold the Prince Kuhio Plaza to the Company (Note 2). GGP/Homart has elected REIT status for income tax purposes. The Company shares in the profits and losses, cash flows and other matters relating to GGP/Homart in accordance with its 50% ownership percentage. NYSCRF has an exchange right under the GGP/Homart Stockholders Agreement which permits it to convert its ownership interest in GGP/Homart to shares of Common Stock of General Growth. If such exchange right is exercised, the Company may, at its election, alternatively satisfy such exchange in cash.

GGP/HOMART II

In November 1999, the Company, together with NYSCRF, formed GGP/Homart II, a Delaware limited liability company which is owned equally by the Company and NYSCRF. GGP/Homart II owns eight regional shopping malls. According to the membership agreement between the venture partners, the Company and NYSCRF share in the profits and losses, cash flows and other matters relating to GGP/Homart II in accordance with their respective 50% ownership percentages.

On the closing of the GGP MPTC financing (as defined and described in Note 4), approximately $190,000 of the proceeds attributable to GGP/Homart and GGP/Homart II were loaned, rather than distributed, to the Operating Partnership and NYSCRF in the ratio of their respective ownership interests in GGP/Homart and GGP/Homart II. The loans to the Operating Partnership, which were comprised of



                                     16 of 42

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

approximately $16,596 by GGP/Homart and $78,400 by GGP/Homart II, bear interest at a rate of 5.5% per annum on the remaining outstanding balance and mature on March 30, 2003. During May 2002, an additional $84,000 was loaned to the Operating Partnership and NYSCRF. The loans to the Operating Partnership, which were comprised of $24,000 by GGP/Homart and $18,000 by GGP/Homart II, bear interest at a rate of 5.5% per annum on the remaining outstanding balance and mature on December 31, 2003. The Operating Partnership and NYSCRF anticipate repayment of those loans from future operating distributions from GGP/Homart and GGP/Homart II.



GGP/TEACHERS

On August 26, 2002, the Company formed GGP/Teachers, a new joint venture owned 50% by the Company and 50% by Teachers' Retirement System of the State of Illinois ("Illinois Teachers"). Upon formation of GGP/Teachers, Clackamas Town Center in Portland, Oregon, which was 100% owned by Illinois Teachers, was contributed to GGP/Teachers. In addition, concurrent with its formation, GGP/Teachers acquired Galleria at Tyler in Riverside, California, Kenwood Towne Centre in Cincinnati, Ohio, and Silver City Galleria in Taunton, Massachusetts, as described in Note 2. The Company's share (approximately $112,000) of the equity of GGP/Teachers was funded by a portion of new unsecured loans that total $150,000 (see Note 4) and bear interest at LIBOR plus 100 basis points. According to the membership agreement between the venture partners, the Company and Illinois Teachers share in the profits and losses, cash flows and other matters relating to GGP/Teachers in accordance with their respective 50% ownership percentages.

GGP IVANHOE III

GGP Ivanhoe III owns eight regional shopping malls. GGP Ivanhoe III, which has elected to be taxed as a REIT, is owned 51% by the Company and 49% by an affiliate of Ivanhoe Cambridge of Montreal, Quebec, Canada ("Ivanhoe"), which is also the Company's joint venture partner in GGP Ivanhoe (described below). The Company and Ivanhoe share in the profits and losses, cash flows and other matters relating to GGP Ivanhoe III in accordance with their respective ownership percentages except that certain major operating and capital decisions (as defined in the stockholders' agreement) require the approval of both stockholders. Accordingly, the Company is accounting for GGP Ivanhoe III using the equity method.


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


                                     17 of 42

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

CIRCLE T

The Company, through a wholly-owned subsidiary, owns a 50% general partnership interest in Westlake Retail Associates, Ltd. ("Circle T"). AIL Investment, LP, an affiliate of Hillwood Development Company, ("Hillwood") is the limited partner of Circle T. Circle T is currently developing the Circle T Ranch Mall, a regional mall in Dallas, Texas, scheduled for completion in 2005. Development costs are expected to be funded by a construction loan to be obtained by the joint venture and capital contributions by the joint venture partners. As of September 30, 2002, the Company has made contributions of approximately $17,179 to the project for pre-development costs and Hillwood has contributed approximately $11,200, mostly in the form of land costs and related predevelopment costs. As certain major decisions concerning Circle T must be made jointly by the Company and Hillwood, the Company is accounting for Circle T using the equity method.


SUMMARIZED INCOME STATEMENT INFORMATION OF UNCONSOLIDATED REAL ESTATE AFFILIATES

The following is summarized income statement information of Unconsolidated Real Estate Affiliates of the Company for the three and nine months ended September 30, 2002 and 2001.

                                                     THREE MONTHS ENDED        NINE MONTHS ENDED
                                                        SEPTEMBER 30,             SEPTEMBER 30,
                                                     2002         2001         2002         2001
                                                   ---------    ---------    ---------    ---------
      Total Revenues                               $ 183,813    $ 161,343    $ 516,442    $ 476,755

      Operating expenses                              76,460       67,833      209,541      198,293
      Depreciation and amortization                   33,716       30,947       98,634       91,503
                                                   ---------    ---------    ---------    ---------
               Operating Income                       73,637       62,563      208,267      186,959

      Interest expense, net                          (35,295)     (33,272)     (99,115)    (108,468)
      Equity in income of
           unconsolidated real estate affiliates         921          901        2,795        2,457
      Extraordinary items                               (903)         490         (903)      (1,590)
      Gain (loss) on property sales                    1,177         (334)         918         (664)
                                                   ---------    ---------    ---------    ---------
               Net Income                          $  39,537    $  30,348    $ 111,962    $  78,694
                                                   =========    =========    =========    =========

NOTE 4   MORTGAGE NOTES AND OTHER DEBT PAYABLE

Mortgage notes and other debt payable at September 30, 2002 and December 31, 2001 consisted of the following:

                                                          SEPTEMBER 30, 2002  DECEMBER 31, 2001
                                                          ------------------   -----------------
        Fixed-Rate debt:
            Mortgage notes and other debt payable         $        2,515,602   $       2,239,511
        Variable-Rate debt:
            Mortgage notes and other debt payable                  1,270,846             951,696
            Credit facilities and bank loans                         646,844             207,000
                                                          ------------------   -----------------

            Total Variable-Rate debt                               1,917,690           1,158,696
                                                          ------------------   -----------------

            Total                                         $        4,433,292   $       3,398,207
                                                          ==================   =================


                                    18 of 42

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

FIXED RATE DEBT
MORTGAGE NOTES AND OTHER DEBT PAYABLE

Mortgage notes and other debt payable consist primarily of fixed rate non-recourse notes collateralized by individual or groups of properties or equipment. Also included in mortgage notes and other debt payable are $100,000 of ten-year senior unsecured notes, bearing interest at a fixed rate of 7.26% per annum, which were issued by PDC in March 1998 and were assumed by the Company in conjunction with the acquisition of JP Realty (Note 2). Interest payments on these notes are due semi-annually on March 11 and September 11 of each year and principal payments of $25,000 are due annually beginning March 2005. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty of a yield-maintenance premium or a percentage of the loan balance. Certain loans have cross-default provisions and are cross-collateralized as part of a group of properties. Under certain cross-default provisions, a default under any mortgage notes included in a cross-defaulted package may constitute a default under all such mortgage notes and may lead to acceleration of the indebtedness due on each property within the collateral package. In general, the cross-defaulted properties are under common ownership. However, GGP Ivanhoe debt collateralized by two GGP Ivanhoe centers (totaling $125,000) is cross-defaulted and cross-collateralized with debt (totaling $435,000) collateralized by eleven Wholly-Owned centers.

VARIABLE RATE DEBT
MORTGAGE NOTES AND OTHER DEBT PAYABLE

Variable rate mortgage notes and other debt payable at September 30, 2002 consist primarily of $951,421 of collateralized mortgage-backed securities, approximately $666,110 of which is currently subject to fixed rate interest swap agreements as described below, and $172,500 of which is outstanding under the Company's Term Loan as described below. The loans bear interest at a rate per annum equal to LIBOR plus 60 to 250 basis points.

COMMERCIAL MORTGAGE-BACKED SECURITIES

In August 1999, the Company issued $500,000 of commercial mortgage-backed securities, collateralized by the Ala Moana Center. The securities (the "Ala Moana CMBS") are comprised of notes which bear interest at rates per annum ranging from LIBOR plus 50 basis points to LIBOR plus 275 basis points (weighted average equal to LIBOR plus 95 basis points), calculated and payable monthly. The notes were repaid in December 2001 with a portion of the proceeds of the GGP MPTC financing described below. In conjunction with the issuance of the Ala Moana CMBS, the Company arranged for an interest rate cap agreement, the effect of which limited the maximum interest rate the Company would be required to pay on the securities to 9% per annum.

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


                                    19 of 42

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

Concurrent with the issuance of the certificates, the Company purchased interest rate protection agreements (structured to limit the Company's exposure to interest rate fluctuations in a manner similar to the interest rate cap agreements purchased in connection with the Ala Moana and GGP-Ivanhoe CMBS), and simultaneously an equal amount of interest rate protection agreements were sold to fully offset the effect of these agreements and to recoup a substantial portion of the cost of such agreements. Further, to achieve a more desirable balance between fixed and variable rate debt, the Company entered into a notional amount of $666,110 of swap agreements. Approximately $575,000 of such swap agreements are with independent financial services firms and approximately $91,110 is the current amount with GGP Ivanhoe III in order to provide Ivanhoe with only variable rate debt. The notional amounts of such swap agreements decline over time to an aggregate of $25,000 at maturity of the 51 month variable rate loans (assuming both 18 month extension options are exercised). The swap agreements convert the related variable rate debt to fixed rate debt currently bearing interest at a weighted average rate of 4.85% per annum. Such swap agreements have been designated as hedges of related variable rate debt.

On June 1, 1998 the FASB issued Statement No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133"). Statement 133, as amended, was adopted by the Company on January 1, 2001. The Company's only hedging activities are the cash flow hedges represented by its interest rate cap and swap agreements relating to its commercial mortgage-backed securities as described above. These agreements either place a limit on the effective rate of interest the Company will bear on such variable rate obligations or fix the effective interest rate on such obligations to a certain rate. The Company has concluded that these agreements are highly effective in achieving its objective of eliminating its exposure to variability in cash flows relating to these variable rate obligations in any interest rate environment for loans subject to swap agreements and for loans with related cap agreements, when LIBOR rates exceed the strike rates of the agreements. However, Statement 133 also requires that the Company fair value the interest rate cap and swap agreements as of the end of


                                    20 of 42

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)


each reporting period. Interest rates have declined since these agreements were obtained. In accordance with the transition provisions of Statement 133, the Company recorded at January 1, 2001 a loss to earnings of $3,334 as a cumulative-effect type transition adjustment to recognize at fair value the time-value portion of all the interest rate cap agreements that were previously designated as part of a hedging relationship. Included in the $3,334 loss is $704 relating to interest rate cap agreements held by Unconsolidated Real Estate Affiliates. The Company also recorded $112 to other accumulated comprehensive income at January 1, 2001 to reflect the then fair value of the intrinsic portion of the interest rate cap agreements. Subsequent changes in the fair value of these agreements will be reflected in current earnings and accumulated other comprehensive income. During 2001, the Company recorded approximately $2,389 of additional other comprehensive income to reflect 2001 changes in the fair value of its interest rate cap and swap agreements.

In conjunction with the GGP MPTC financing, all of the debt hedged by the Company's then existing interest rate cap agreements was refinanced. As the related fair values of the previous cap agreements were nominal on the refinancing date, these cap agreements were not terminated and any subsequent changes in the fair value of these cap agreements is reflected in interest expense. Further, certain caps were purchased and sold in conjunction with GGP MPTC financing. These purchased and sold caps do not qualify for hedge accounting and changes in the fair values of these agreements are reflected in interest expense. Finally, certain interest rate swap agreements were entered into to partially fix the interest rates on a portion of the GGP MPTC financing. These swap agreements have been designated as cash flow hedges on $666,110 of the Company's consolidated variable rate debt. For the nine months ended September 30, 2002, the Company has recognized approximately $30,112 of other comprehensive loss due to the current fair value of such swap agreements.

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

In conjunction with the acquisition of JP Realty, an existing $200,000 unsecured credit facility (the "PDC Credit Facility") with a balance of approximately $120,000 was assumed. On September 20, 2002, the Company made a prepayment of approximately $97,000 on the PDC Credit Facility. The PDC Credit Facility has a scheduled maturity of July 2003 and bears interest at the option of the Company at i) the higher of the federal funds rate plus 50 basis points or the prime rate of Bank One, NA, or ii) LIBOR plus a spread of 85 to 145 basis points. The LIBOR spread is determined by PDC's credit rating. The Credit Facility contains restrictive covenants, including limitations on the amount of outstanding secured and unsecured debt, and requires PDC to maintain certain financial ratios.


                                    21 of 42

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

In March 2001, the Company obtained a $65,000 redevelopment loan collateralized by Eden Prairie Mall. The new loan had an initial draw of approximately $19,400, required monthly payments of interest at LIBOR plus 190 basis points and was scheduled to mature in April 2004. In December 2001, this loan, with a then outstanding balance of approximately $44,079, was repaid with a portion of the proceeds of the 2001 Offering.

In July 2002, in conjunction with the JP Realty acquisition, the Company obtained a new $350,000 loan from a group of banks. The loan bears interest at a rate per annum equal to LIBOR plus 150 basis points and matures on July 9, 2003. The loan provides for periodic partial amortization of principal prior to the maturity of the loan (aggregating not less than $60,000 paid prior to the maturity date) and for additional prepayments that may be required under certain circumstances including the refinancing of certain indebtedness.

On August 22, 2002, the Company, through a wholly-owned subsidiary, arranged for an aggregate of $150,000 in loans from a group of banks. On August 23, 2002, the Company borrowed an initial $80,000 and, on September 19, 2002, the Company borrowed an additional $70,000. The two-year loans provide for quarterly partial amortization of principal, bear interest at a rate per annum of LIBOR plus 100 basis points, and require the remaining balance of approximately $130,000 to be paid at maturity (unless extended, under certain conditions, for an additional six months).

CONSTRUCTION LOANS

In connection with the acquisition of JP Realty, the Company assumed the $47,340 construction loan of Spokane Mall Development Company Limited Partnership, of which PDC is the general partner. The loan facility, on which no further advances are permitted, matures on July 31, 2003 and bears interest at a rate per annum of LIBOR plus 150 basis points.

Also in conjunction with the JP Realty acquisition, the Company assumed a $50,000 construction loan of Provo Mall Development Company, Ltd., of which PDC is the general partner. The construction loan is collateralized by Provo Towne Centre in Provo, Utah and matures on July 1, 2003. The construction loan had a principal balance of $44,085 at September 30, 2002 and no further advances on the loan are permitted. The loan bears interest at a rate per annum equal to LIBOR plus 150 basis points.

During April 1999, the Company received $30,000 representing the initial loan draw on a $110,000 construction loan facility. The facility was collateralized by and provided financing for the RiverTown Crossings Mall development (including outparcel development) in Grandville (Grand Rapids),



                                    22 of 42

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)


Michigan. The construction loan provided for periodic funding as construction and leasing continued and bore interest at a rate per annum of LIBOR plus 150 basis points. As of July 17, 2000 additional loan draws of approximately $80,000 had been made and no further amounts were available under the construction loan facility. Interest was due monthly. The loan had been scheduled to mature on September 30, 2001 and was refinanced on June 28, 2001 with a non-recourse, long-term mortgage loan. The new $130,000 non-recourse mortgage loan bears interest at 7.53% per annum and matures on July 1, 2011.


LETTERS OF CREDIT

As of September 30, 2002 and December 31, 2001, the Operating Partnership had outstanding letters of credit of $11,444 and $13,200, respectively, primarily in connection with special real estate assessments and insurance requirements.


NOTE 5        DISTRIBUTIONS PAYABLE

The following is a chart of the common and preferred distributions for the Company paid in 2002 and 2001. As described in Note 1, General Growth's preferred stock dividends to its preferred stockholders were in the same amount as the Operating Partnership's distributions to General Growth on the same dates with respect to the Series A Preferred Units held by General Growth.


                                  COMMON DISTRIBUTIONS
      -----------------------------------------------------------------------------
                                                        GENERAL       OPERATING
                                                        GROWTH        PARTNERSHIP
      DECLARATION   AMOUNT PER    RECORD    PAYMENT  STOCKHOLDERS  LIMITED PARTNERS
         DATE          SHARE       DATE      DATE       AMOUNT          AMOUNT
         ----          -----       ----      ----       ------          ------
       09/17/02      $  0.72    10/04/02   10/31/02   $  44,889       $  14,085
       06/17/02         0.65    07/05/02   07/31/02      40,440          12,722
       03/21/02         0.65    04/15/02   04/30/02      40,346          12,722
       12/10/01         0.65    01/14/02   01/31/02      40,266          12,722
       09/20/01         0.65    10/15/01   10/31/01      34,262          12,722
       06/23/01         0.53    07/06/01   07/31/01      27,801          10,373
       03/21/01         0.53    04/06/01   04/30/01      27,778          10,373
       12/12/00         0.53    01/05/01   01/31/01      27,744          10,385



              SERIES A PREFERRED UNITS DISTRIBUTIONS
            ------------------------------------------
             RECORD           PAYMENT      AMOUNT PER
              DATE             DATE          SHARE
              ----             ----          -----
            10/04/02          10/15/02       $0.4531
            07/05/02          07/15/02        0.4531
            04/05/02          04/15/02        0.4531
            01/04/02          01/15/02        0.4531
            10/05/01          10/15/01        0.4531
            07/06/01          07/13/01        0.4531
            04/06/01          04/16/01        0.4531
            01/05/01          01/15/01        0.4531


                                    23 of 42

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

NOTE 7        NETWORK DISCONTINUANCE COSTS AND OTHER INTERNET INITIATIVES

The Company discontinued its Network Services development activities on June 29, 2001, as retailer demand for such services had not developed as anticipated. The discontinuance of the Network Services development activities resulted in a non-recurring, pre-tax charge to second quarter 2001 earnings of $65,000. In addition, the Company recognized $1,000 of net incremental discontinuance costs in the third quarter of 2001. This third quarter 2001 amount was comprised of approximately $1,366 of incremental discontinuance costs (primarily payroll and severance costs) and approximately $366 of reduction in the Network discontinuance reserve. Such reduction in the Network discontinuance reserve was primarily due to the settlement of obligations to Network Services vendors and consultants at amounts lower than originally contracted for. Minor reductions to the Network discontinuance reserve have been made in late 2001 and in the nine months ended September 30, 2002 due to settlements or anticipated settlements with additional vendors and the Company will further reduce the Network discontinuance reserve as additional settlements are agreed to.


NOTE 8        RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("Statement No. 145"). Generally, Statement No. 145 has the effect of suspending the treatment of debt extinguishment costs as extraordinary items. Statement No. 145 is effective for the year ended December 31, 2003. Accordingly, in the comparative statements presented in the year of adoption, the Company will reclassify debt extinguishment costs that are classified under current accounting standards as extraordinary items to other interest costs.

In June 2002, the FASB issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("Statement No. 146"). Statement No. 146 requires that the costs associated with exit or disposal activity be recognized and measured at fair value when the liability is incurred. The provisions of Statement No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The Company does not expect that the implementation of Statement No. 146 in 2003 will have a significant impact on the Company's reported financial results.


                                    24 of 42

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)


NOTE 9        PRO FORMA FINANCIAL INFORMATION

Due to the impact of the acquisitions made or committed to during 2001 and 2002 as described in Note 2, historical results of operations may not be indicative of future results of operations. The pro forma condensed consolidated statements of operations for the nine months ended September 30, 2002 include adjustments for the acquisitions made or committed to during 2002 as described in Note 2 as if such transactions had occurred on January 1, 2002. The pro forma condensed consolidated statements of operations for the nine months ended September 30, 2001 include adjustments for the acquisitions made or committed to during 2002 as described in Note 2 plus the acquisitions made in 2001 (the acquisition of a 50% interest in Willowbrook Mall through GGP/Homart II and the Company's acquisition of 100% of Tucson Mall), as if such transactions had occurred on January 1, 2001. The pro forma information is based upon the historical consolidated statements of operations excluding extraordinary items, cumulative effect of accounting change and gain on sale and does not purport to present what actual results would have been had the acquisitions, and related transactions, in fact, occurred at the previously mentioned dates, or to project results for any future period.



                                    25 of 42

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)


                         PRO FORMA FINANCIAL INFORMATION


                                                                                          Nine Months Ended
                                                                                   September 30,
                                                                                        2002              2001
                                                                                   ---------    ---------
Total revenues                                                                     $ 783,975    $ 745,368

Expenses:
    Real estate taxes                                                                 54,258       54,584
    Other property operating                                                         243,750      290,385
    Depreciation and amortization                                                    143,731      135,605
                                                                                   ---------    ---------
Total Expenses                                                                       441,739      480,574

Operating Income                                                                     342,236      264,794

    Interest expense, net                                                           (181,865)    (228,825)
    Income allocated to minority interests                                           (49,712)     (20,856)
    Equity in income of unconsolidated affiliates                                     40,595       38,463
                                                                                   ---------    ---------

    Pro forma earnings before extraordinary items and cumulative
         effect of accounting change (a)                                             151,254       53,576
    Pro forma convertible preferred stock dividends                                  (18,351)     (18,351)
                                                                                   ---------    ---------
    Pro forma earnings before extraordinary items and cumulative
         effect of accounting change available to common stockholders (a)          $ 132,903    $  35,225
                                                                                   =========    =========

    Pro forma earnings per share - basic (b)                                       $    2.14    $    0.67
                                                                                   ---------    ---------
    Pro forma earnings per share - diluted (b)                                     $    2.13    $    0.67
                                                                                   =========    =========


(a) The pro forma adjustments include management fee and depreciation modifications and adjustments to give effect to the acquisitions activity described above and does not include extraordinary items or the 2001 cumulative effect of accounting change.

(b) Pro forma basic earnings per share are based upon weighted average common shares of 62,120,878 for 2002 and 52,458,839 for 2001. Pro forma diluted per share amounts are based on the weighted average common shares and the effect of dilutive securities (stock options) outstanding of 62,272,738 for 2002 and 52,515,427 for 2001.






                                    26 of 42

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

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, reserves, recoverable amounts of receivables and deferred taxes and amortization periods of deferred costs and intangibles. Actual results could differ from those estimates. The Company's critical accounting policies have not changed during 2002, except for the election, during the second quarter of 2002, to adopt the fair value based employee stock-based compensation expense recognition provisions of SFAS 123, as discussed in Note 1.




                                    27 of 42

                         GENERAL GROWTH PROPERTIES, INC.


CERTAIN INFORMATION ABOUT THE COMPANY PORTFOLIO

As of September 30, 2002, the Company owns 100% of the Wholly-Owned Centers, 50% of the common stock of GGP/Homart, 50% of the membership interests in GGP/Homart II, 50% of the membership interests in GGP/Teachers, 51% of the common stock of GGP Ivanhoe, 51% of the common stock of GGP Ivanhoe III and 50% of Quail Springs Mall and Town East Mall. GGP/Homart owns interests in twenty-two shopping centers, GGP/Homart II owns interests in eight shopping centers, GGP/Teachers owns interests in four shopping centers, GGP Ivanhoe owns interests in two shopping centers and GGP Ivanhoe III owns interests in eight shopping centers (collectively, with the Wholly-Owned Centers, Quail Springs Mall and Town East Mall, the "Company Portfolio"). The following data on the Company Portfolio is for 100% of the non-anchor GLA of the centers, excluding centers currently being redeveloped and/or remerchandised.

On September 30, 2002, the Mall Store and Freestanding Store portions of the centers in the Company Portfolio which were not undergoing significant redevelopment were approximately 88.7% occupied as of such date, representing a 0.4% increase in the occupancy percentage from that which existed on September 30, 2001. Excluding the acquisition of the JP Realty Assets, the occupancy for the Company Portfolio was 89.3%.

Total annualized Mall Store sales averaged $351 per square foot for the Company Portfolio in the nine months ended September 30, 2002. In the nine months ended September 30, 2002, total Mall Store sales for the Company Portfolio increased by 2.3% over the same period in 2001. Comparable Mall Store sales are sales of those tenants that were open the previous 12 months. Therefore, comparable Mall Store sales in the nine months ended September 30, 2002 are of those tenants that were operating in the nine months ended September 30, 2001. Comparable mall store sales in the nine months ended September 30, 2002 decreased by 2.4% as compared to the same period in 2001.

The average Mall Store rent per square foot from leases that expired in the nine months ended September 30, 2002 was $29.90. The Company Portfolio benefited from increasing rents inasmuch as the average Mall Store rent per square foot on new and renewal leases (excluding 2002 acquisitions) executed during this same period was $34.75, or $4.85 per square foot above the average for expiring leases.

Company revenues are primarily derived from tenants in the form of fixed minimum rents, overage rents and recoveries of operating expenses. Inasmuch as the Company's consolidated financial statements reflect the use of the equity method to account for its investments in GGP/Homart, GGP/Homart II, GGP/Teachers, GGP Ivanhoe, GGP Ivanhoe III, Quail Springs Mall and Town East Mall, the discussion of results of operations of the Company below relates primarily to the revenues and expenses of the Wholly-Owned Centers and GGMI. In addition, the Victoria Ward Assets were acquired in May 2002, the JP Realty Assets were acquired in July 2002, Prince Kuhio Plaza was acquired in August 2002 and Pecanland Mall was acquired in September 2002. The effect of acquisitions in the following discussions includes the effects of all these transactions.


                                    28 of 42

                         GENERAL GROWTH PROPERTIES, INC.


RESULTS OF OPERATIONS OF THE COMPANY
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Total revenues for the three months ended September 30, 2002 were $258.4 million, which represents an increase of $62.1 million or approximately 31.6% from $196.3 million in the three months ended September 30, 2001. New acquisitions accounted for approximately $47.2 million of the increase in total revenues with increases in fee income and specialty leasing revenues as discussed below representing the majority of the remaining increase. Minimum rent for the three months ended September 30, 2002 increased by $42.1 million or 36.7% from $114.7 million in the comparable period in 2001 to $156.8 million. The effect of acquisitions comprised $34.3 million of such increase in minimum rents, while the remainder of such increase was due primarily to base rents on expansion space and specialty leasing increases at the comparable centers (properties owned for the entire time during the three months ended September 30, 2001 and 2002). Fees and other income increased by $5.2 million or 23.1% from $22.5 million to $27.7 million for the three months ended September 30, 2002 primarily due to increases in acquisition, financing, leasing and development fees.

Total expenses, including depreciation and amortization, increased by approximately $35.7 million or 33.6%, from $106.2 million in the three months ended September 30, 2001 to $141.9 million in the three months ended September 30, 2002. Of the increase, $22 million was due to the effect of acquisitions as discussed below. For the three months ended September 30, 2002, property operating expenses increased by $23.1 million or 43.6% from $53.0 million in 2001 to $76.1 million in the third quarter of 2002, approximately $11.5 million of which was attributable to the effect of acquisitions. The remainder was due primarily to approximately $11.2 million in increases in net payroll and professional services costs including approximately $4.4 million of compensation expenses recognized due to the vesting of certain of the Company's TSOs as described in Note 1. Depreciation and amortization increased by $9.7 million or approximately 26.1% over the same period in 2002. The majority of the increase in depreciation and amortization was due to the effect of acquisitions.

Interest expense for the three months ended September 30, 2002 was $60.1 million, an increase of $7.0 million or 13.2%, from $53.1 million in the three months ended September 30, 2001. This increase was primarily due to loans incurred or assumed in conjunction with new acquisitions, partially offset by lower interest rates in 2002.

Equity in income of unconsolidated affiliates in the three months ended September 30, 2002 increased by approximately $4.6 million or 37.1% to earnings of $17.0 million in 2002, from $12.4 million in the three months ended September 30, 2001, partially due to reduced net interest expense for such affiliates in 2002 due to reduced interest rates on their mortgage loans primarily due to refinancings in 2001. In addition, the Company's equity in the income of GGP Ivanhoe III increased approximately $2.4 million, primarily due to increases in minimum rents, tenant recoveries and specialty leasing revenues at the properties. The Company's equity in the income of GGP/Teachers resulted in an increase in earnings of approximately $0.5 million for the three months ended September 30, 2002.


                                    29 of 42

                         GENERAL GROWTH PROPERTIES, INC.

RESULTS OF OPERATIONS OF THE COMPANY
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001

Total revenues for the nine months ended September 30, 2002 were $673.1 million, which represents an increase of $95.3 million or approximately 16.5% from $577.8 million in the nine months ended September 30, 2001. Approximately $61.8 million of the increase was from the effect of acquisitions as discussed below. Minimum rent for the nine months ended September 30, 2002 increased by $65.9 million or 19.6% from $335.6 million in the comparable period in 2001 to $401.5 million in 2002. The effect of acquisitions was responsible for approximately $43.7 million of the increase in minimum rents. The remainder of such increase in minimum rents was primarily due to higher base rental rates on new and renewal leases and specialty leasing increases at the comparable centers (properties owned for the entire time during the nine months ended September 30, 2001 and 2002). Tenant recoveries increased by $18.9 million or 11.4% from $165.3 million for the nine months ended September 30, 2001 to $184.2 million for the nine months ended September 30, 2002. Substantially all of the increase was due to acquisitions. For the nine months ended September 30, 2002, fees and other income increased by $10.4 million or 15.9% from $65.4 million to $75.8 million for the nine months ended September 30, 2002 primarily due to increases in acquisition, financing, leasing and development fees.

Total operating expenses, including depreciation and amortization, decreased by approximately $4.3 million or 1.1% from $386.4 million in the nine months ended September 30, 2001 to $382.1 million in the nine months ended September 30, 2002. A majority of the decrease was due to the $66 million of network discontinuance costs recognized in 2001, which was partially offset by the effect of acquisitions of approximately $29.7 million. For the nine months ended September 30, 2002, property operating expenses increased by $38.6 million or 23.3% from $165.7 million in 2001 to $204.3 million in the nine months ended September 30, 2002, of which approximately $15.6 million is attributable to the net effect of the new acquisitions. The remainder was primarily due to approximately $21.1 million in increases in net payroll and professional services costs including approximately $11.7 million due to the vesting of TSOs. Depreciation and amortization increased by $18.4 million or 17.2% over the same period in 2002. Approximately $3.1 million of the increase in depreciation and amortization was generated at comparable centers and approximately $9.2 million was due to the effect of acquisitions.

Interest expense for the nine months ended September 30, 2002 was $156.9 million, a decrease of $3.8 million or 2.4% from $160.7 million in the nine months ended September 30, 2001. The decrease was due to reduced effective interest rates on existing variable rate loans and the reduction in loan balances in December of 2001, which was partially offset by loans incurred or assumed in conjunction with new acquisitions.

Equity in income of unconsolidated affiliates in the nine months ended September 30, 2002 increased by approximately $10.2 million or 29.1% to earnings of $45.3 million in 2002, from $35.1 million in the nine months ended September 30, 2001. The majority of the increase is due to the Company's equity in the income of GGP/Ivanhoe III increasing by approximately $6.2 million due to increased average occupancy and a decrease in interest rates in 2002.



                                    30 of 42

                         GENERAL GROWTH PROPERTIES, INC.


LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

As of September 30, 2002, the Company held approximately $24.7 million of unrestricted cash and cash equivalents. The Company uses operating cash flow as the principal source of internal funding for short-term liquidity and capital needs such as tenant construction allowances and minor improvements made to individual properties that are not recoverable through common area maintenance charges to tenants. External funding alternatives for longer-term liquidity needs such as acquisitions, new development, expansions and major renovation programs at individual centers include construction loans, mini-permanent loans, long-term project financing, joint venture financing with institutional partners, additional Operating Partnership level or Company level equity investments and unsecured Company level debt or secured loans collateralized by individual shopping centers. In addition, the Company considers its Unconsolidated Real Estate Affiliates as potential sources of short and long-term liquidity. In such regard, the Company has net borrowings (in place of distributions) at September 30, 2002 of approximately $31 million and $90 million from GGP/Homart and GGP/Homart II, respectively (bearing interest at 5.5% per annum of which approximately $79 million is due March 30, 2003 and approximately $42 million is due December 31, 2003). Such loaned amounts are substantially all of the GGP/Homart and GGP Homart II net proceeds of the GGP MPTC and other recent financings applicable to the Company and are expected to be repaid from future operating distributions from GGP/Homart and GGP/Homart II (Note 3). Also, in order to maintain its access to the public equity and debt markets, the Company has a currently effective shelf registration statement under which up to $2 billion in equity or debt securities could be issued from time to time. The Company also believes it could obtain, if necessary, revolving credit facilities similar to those which were fully repaid in December 2001 with a portion of the proceeds of the GGP MPTC financing.




                                    31 of 42

                         GENERAL GROWTH PROPERTIES, INC.


At September 30, 2002, the Company had direct or indirect ("pro rata") mortgage and other debt of approximately $6,238.6 million (excluding a market value purchase price adjustment of debt of approximately $7.1 million related to the JP Realty acquisition). The following table reflects the maturity dates of the Company's pro rata debt and the related interest rates, after the effect of the current swap agreements of the Company as described in Note 4.


                             COMPANY PORTFOLIO DEBT
             MATURITY AND CURRENT AVERAGE INTEREST RATE SUMMARY (a)
                            AS OF SEPTEMBER 30, 2002

                             (Dollars in Thousands)


                            WHOLLY-OWNED            UNCONSOLIDATED               COMPANY
                               CENTERS                CENTERS (b)             PORTFOLIO DEBT
                         ------------------        ------------------       ------------------

                                                              CURRENT                  CURRENT
                                     AVERAGE                  AVERAGE                  AVERAGE
                          MATURING  INTEREST       MATURING  INTEREST       MATURING  INTEREST
    YEAR                  AMOUNT(a)  RATE (c)      AMOUNT(a)  RATE (c)      AMOUNT(a)  RATE (c)
    ----                  -------------------      -------------------      -------------------

    2003             $     649,252     3.37%   $    269,202      4.96%     $   918,454    3.83%
    2004                   488,527     4.87%         87,971      4.96%         576,498    4.88%
    2005                   387,000     4.95%        119,935      5.66%         506,935    5.12%
    2006                   632,807     5.93%        303,622      5.01%         936,429    5.63%
    2007                   427,328     5.57%        444,072      4.30%         871,400    4.92%

    Subsequent           1,841,305     6.43%        587,564      5.66%       2,428,869    6.24%
                       -----------     -----  -------------     -----      -----------  ------

    Total             $  4,426,219     5.53%    $ 1,812,366      5.08%     $ 6,238,585    5.40%
                      ============    ======    ===========    ======      ===========  ======

    Variable Rate     $  1,251,580     3.20%    $   811,658      3.37%     $ 2,063,238    3.27%
    Fixed Rate           3,174,639     6.45%      1,000,708      6.46%       4,175,347    6.45%
                      ------------    ------    -----------    ------      -----------  ------

    Total             $  4,426,219     5.53%    $ 1,812,366      5.08%     $ 6,238,585    5.40%
                      ============    ======    ===========    ======      ===========  ======

         (a)      Excludes principal amortization

         (b) Unconsolidated Centers debt reflects the Company's share of debt (based on its respective equity ownership interests in the Unconsolidated Real Estate Affiliates) relating to the properties owned by the Unconsolidated Real Estate Affiliates.

         (c) For variable rate loans, the interest rate reflected is the actual annualized weighted average rate for the variable rate debt outstanding during the nine months ended September 30, 2002.


A portion of the debt bearing interest at variable rates is subject to interest rate cap and swap agreements. Reference is made to Note 4 and Item 3 below for additional information regarding the Company's debt and the potential impact on the Company of interest rate fluctuations.



                                    32 of 42

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

During May 2002 the Company, through the LLC, issued 20,000 8.25% Series C Cumulative Preferred Units to an investor yielding $5 million in net proceeds to the Company (see the description of the CPUs-Note 1).

On May 28, 2002 the Company acquired the stock of Victoria Ward, Limited, a privately held real estate corporation. The total Victoria Ward acquisition price was approximately $250 million, including the assumption of approximately $50 million of existing short-term debt, substantially all of which was repaid immediately following the closing. The $250 million total cash requirement was obtained primarily from the sale of the Company's investment in marketable securities and other available cash and cash equivalents. The principal Victoria Ward assets include 65 fee simple acres in Kakaako, central Honolulu, Hawaii, currently improved with, among other uses, an entertainment, shopping and dining district which includes Ward Entertainment Center, Ward Warehouse, Ward Village and Village Shops. Victoria Ward is located within two blocks of Ala Moana Center, another regional mall owned by the Company, at its closest point. In total, Victoria Ward currently has 17 ground leases and 29 owned buildings containing in the aggregate approximately 878,000 square feet of retail space, as well as approximately 441,000 square feet of office, commercial and industrial leaseable area. Victoria Ward and Ala Moana Center are expected to complement each other.

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


                                    33 of 42

                         GENERAL GROWTH PROPERTIES, INC.


On July 10, 2002, the Company acquired the JP Realty Assets (Note 2) by merging JP Realty and PDC with wholly-owned subsidiaries of the Operating Partnership, with PDC surviving the merger and all its subsidiaries remaining in existence. The total acquisition price was approximately $1,100 million which included the assumption of approximately $460 million in existing debt and approximately $116 million of existing preferred operating units. Pursuant to the terms of the merger agreement, each outstanding share of JP Realty common stock was converted into $26.10 in cash. Holders of common units of limited partnership interest in PDC received $26.10 per unit in cash or, at the election of the holder, .522 8.5% Series B Cumulative Preferred Units of the Operating Partnership (convertible into common units of limited partnership interest of the Operating Partnership based on a conversion price of $50 per unit). JP Realty owns or has an interest in 51 properties, including 18-enclosed regional mall centers, 26 anchored community centers, one free-standing retail property and 6 mixed-use commercial/business properties, containing an aggregate of over 15.1 million square feet of GLA in 10 western states. The cash acquisition price was funded from a combination of the net proceeds from the new Eden Prairie and Crossroads mortgage loans described above, a $350 million acquisition loan obtained from a group of commercial banks, and available cash and cash equivalents. The acquisition loan bears interest at a rate per annum of LIBOR plus 150 basis points, provides for periodic principal payments (including from certain refinancing proceeds) and matures in July 2003.

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

On August 19, 2002 the Company obtained a new mortgage loan collateralized by Eagle Ridge Mall in Lake Wales, Florida; Century Plaza in Birmingham, Alabama and Knollwood Mall in St. Louis Park (Minneapolis), Minnesota. The new $76 million mortgage loan bears interest at LIBOR plus 103 basis points and matures, assuming the exercise of four, twelve-month extension options, in October 2007.

On August 22, 2002, the Company, through a wholly-owned subsidiary, arranged for an aggregate of $150 million in loans from a group of banks. On August 23, 2002, the Company borrowed an initial $80 million and, on September 19, 2002, the Company borrowed an additional $70 million. The two-year loans provide for quarterly partial amortization of principal, bear interest at a rate per annum of LIBOR plus 100 basis points, and require the remaining balance of approximately $130 million to be paid at maturity (unless extended, under certain conditions, for an additional six months).

On August 26, 2002, the Company formed GGP/Teachers, a joint venture with Illinois Teachers. Upon formation of GGP/Teachers, Clackamas Town Center in Portland, Oregon, which was 100% owned by Illinois Teachers, was contributed to the new joint venture. In addition, concurrent with its formation, GGP/Teachers acquired Galleria at Tyler in Riverside, California, Kenwood Towne Centre in Cincinnati, Ohio, and Silver City Galleria in Taunton, Massachusetts, from an institutional investor for an aggregate purchase price of approximately $477 million. Two existing nonrecourse loans on Silver City Galleria, aggregating a total of $75 million and bearing interest at a rate per annum of 7.41%, were assumed and three new nonrecourse acquisition loans totaling approximately $337 million were obtained. The new loans bear interest at a weighted average rate per annum of LIBOR plus 76 basis points. The Company's share (approximately $112 million) of the equity of GGP/Teachers was funded by a portion of new secured and unsecured loans as described above.


                                    34 of 42

                         GENERAL GROWTH PROPERTIES, INC.


On September 13, 2002, the Company acquired Pecanland Mall, a 984,000 square foot enclosed regional mall in Monroe, Louisiana, for approximately $72 million. The acquisition was funded by approximately $22 million of cash on hand and the assumption of a $50 million existing loan that bears interest at a rate per annum equal to the sum of 3.0% plus the greater of i) LIBOR and ii) 3.5%. The loan is scheduled to mature in January of 2005 (subject to a right to extend for one additional year).

On September 18, 2002 the Company, through Town East Mall Partnership, refinanced the existing $44.8 mortgage loan collateralized by the Town East Mall. The new mortgage loan has a principal balance of $87 million, provides for monthly payments of principal and interest, bears interest at LIBOR plus 58 basis points and matures, assuming the exercise of two, twelve-month extension options, in October 2007.

On October 18, 2002, the Company entered into a contract to acquire all of the membership interests in a limited liability company ("Glendale LLC") that owns Glendale Galleria, an approximately 1,500,000 square foot enclosed regional mall in Glendale (Los Angeles), California (the "Glendale Property"). The purchase price for the membership interests in Glendale LLC is approximately $415 million less the outstanding balance (approximately $170 million) of the existing Glendale Property mortgage debt. Approximately $42.4 million of the purchase price, which will be paid to one of the holders of membership interests in Glendale LLC, will be paid by issuance of units of a new series of preferred units of limited partnership in the Operating Partnership, and the remainder of the purchase price will be paid in cash. It is currently expected that the Company will acquire such member's membership interests and contribute them to GGP/Homart II, that GGP/Homart II will assume the obligation of the Company to acquire the remainder of the membership interests in Glendale LLC and will acquire such membership interests and that the cash portion of the purchase price and the repayment of the existing mortgage debt (which repayment is required to occur at closing) will be funded with the proceeds of new mortgage debt collateralized by the Glendale Property and other new secured and/or unsecured borrowings by GGP/Homart II and/or certain of its subsidiaries. The closing of this transaction, currently anticipated to take place in late November 2002, is subject to the satisfaction of customary closing conditions, and the joint venture and lending arrangements described above are subject to the negotiation of definitive documentation. Accordingly, there can be no assurance that this transaction will be completed on the terms described above.

On November 2, 2002, the Company entered into a contract to acquire a regional mall located in California containing approximately 1,450,000 square feet of GLA. Pursuant to the contract, the purchase price of the property will be approximately $89 million with the closing of the acquisition expected to occur in early December 2002. The acquisition is expected to be funded by approximately $34 million of cash on hand and the balance of the purchase price is expected to be represented by a new acquisition loan bearing interest at a rate per annum of LIBOR plus approximately 120 basis points with a maturity of approximately three years from the closing date.

Net cash provided by operating activities was $293.5 million in the first nine months of 2002, an increase of $161.8 million from $131.7 million in the same period in 2001, due to 2001 being impacted by an overall reduction in accounts payable and the network discontinuance costs.


                                    35 of 42

                         GENERAL GROWTH PROPERTIES, INC.


Net cash used by investing activities was $725.1 million in the first nine months of 2002 compared to $321.5 million of cash used in the first nine months of 2001. Cash flows from investing activities were impacted by the significantly higher volume of acquisition and development activity for the consolidated real estate properties in the first nine months of 2002 as compared to the first nine months in 2001 as further described in Notes 2 and 3. This activity was partially offset by the sale of the Company's $155 million of marketable securities in May 2002.

Financing activities represented a source of cash of $295.6 million in the first nine months of 2002, compared to a source of cash of $195.3 million in 2001. A major contributing factor to the variance in the cash provided from financing activity is that financing from mortgages and other debt, net of repayments of principal on mortgage debt, had a positive impact of $415.8 million in the first nine months of 2002 versus a positive impact of $340.4 million in the first nine months of 2001. In addition, the Company issued additional preferred units in the Operating Partnership in 2002 yielding net proceeds of approximately $63.5 million.

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

During 2001, the retail sector was experiencing declining growth due to layoffs, eroding consumer confidence, falling stock prices and the September 11th attacks. Although the 2001 holiday season was generally stronger than economist predictions, the retail sector and the economy as a whole has not recovered significantly in the nine months ended September 30, 2002. Although forecasts vary, significant growth is not anticipated for the 2002 holiday season. Declines in the retail market adversely impact the Company as demand for leasable space is reduced and rents computed as a percentage of tenant sales declines. In addition, a number of local, regional and national retailers, including tenants of the Company, have voluntarily closed their stores or filed for bankruptcy protection during the last few years. Most of the bankrupt retailers reorganized their operations and/or sold stores to stronger operators. Although some leases were terminated pursuant to the lease cancellation rights afforded by the bankruptcy laws, the impact on Company earnings was negligible. Over the last three years, the provision for doubtful accounts has averaged $3.3 million per year, which represents less than 1/2 of 1% of average total revenues of $704.9 million. In addition, the Company historically has generally been successful in finding new uses or tenants for retail locations that are vacated either as a result of voluntary store closing or bankruptcy proceedings. Therefore, the Company does not expect these store closings or bankruptcy reorganizations to have a material impact on its consolidated financial results of operations.



                                    36 of 42

                         GENERAL GROWTH PROPERTIES, INC.


The events of September 11th also has had an impact on the Company's insurance coverage. The Company had coverage for terrorist acts in its policies that expired in September 2002. The coverage was excluded from its standard property policies at the time of renewal. Accordingly, the Company obtained a separate policy for terrorist acts. The Company's premiums, including the cost of a separate terrorist policy, increased by a factor of 50% to 75% for property coverage and liability coverage. These increases will impact the Company's annual common area maintenance rates paid in the future by the Company's tenants as well as the Company's net recoverable amounts.

The Company has over the past nine months experienced a significant increase in the market price of its Common Stock. Accordingly, certain options granted under its incentive stock plans that vest based on the market price of the Common Stock have vested. Under current accounting standards, such vesting caused the recognition of approximately $3.4 million of additional compensation expense in the first quarter 2002, approximately $3.9 million in the second quarter 2002 and approximately $4.4 million in the third quarter of 2002 as described above and in Note 1. In addition, the Company has adopted SFAS 123 for future grants of Common Stock options as more fully discussed in Note 1.

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


                                    37 of 42

                         GENERAL GROWTH PROPERTIES, INC.


ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not entered into any transactions using derivative commodity instruments. The Company is subject to market risk associated with changes in interest rates. Interest rate exposure is principally limited to the $1,917.7 million of debt of the Company outstanding at September 30, 2002 that is priced at interest rates that vary with the market. However, approximately $666.1 million of such floating rate consolidated debt is comprised of non-recourse commercial mortgage-backed securities which are subject to interest rate swap agreements, the effect of which is to fix the interest rate the Company is required to pay on such debt to approximately 4.85% per annum. Therefore, a 25 basis point movement in the interest rate on the remaining $1,251.6 million of variable rate debt would result in an approximately $3.1 million annualized increase or decrease in consolidated interest expense and cash flows. The remaining debt is fixed rate debt. In addition, the Company is subject to interest rate exposure as a result of the variable rate debt collateralized by the Unconsolidated Real Estate Affiliates for which similar interest rate swap agreements have not been obtained. The Company's share (based on the Company's respective equity ownership interests in the Unconsolidated Real Estate Affiliates) of such variable rate debt was approximately $811.7 million at September 30, 2002. A similar 25 basis point annualized movement in the interest rate on the variable rate debt of the Unconsolidated Real Estate Affiliates would result in an approximately $2.0 million annualized increase or decrease in the Company's equity in the income and cash flows from the Unconsolidated Real Estate Affiliates. The Company is further subject to interest rate risk with respect to its fixed rate financing in that changes in interest rates will impact the fair value of the Company's fixed rate financing. The Company has an ongoing program of refinancing its consolidated and unconsolidated variable and fixed rate debt and believes that this program allows it to vary its ratio of fixed to variable rate debt and to stagger its debt maturities to respond to changing market rate conditions. Reference is made to Item 2 above and Note 4 for additional debt information.


ITEM 4.      CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and the CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.


                                    38 of 42

                         GENERAL GROWTH PROPERTIES, INC.


PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



         (a) Exhibits

                  10.1 Term Credit Agreement, dated as of July 10, 2002, between GGPLP L.L.C., Dresdner Bank AG, New York Branch and Bank of America, N.A.

                  99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-John Bucksbaum.

                  99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Bernard Freibaum.

         (b), (c) Reports on Form 8-K and proforma information.

     The following reports on Form 8-K have been filed by the Company during the quarter covered by this report.

1. Current Report on Form 8-K dated July 10, 2002 (amended September 20, 2002 to contain financial statements and pro forma information concerning the recent acquisitions and financing activities of the Company) describing under Item 2 the acquisition of JP Realty, Inc.

2. Current Report on Form 8-K dated August 26, 2002 describing under Item 5 the formation of GGP-TRS L.L.C., a new joint venture with Teachers' Retirement System of the State of Illinois. No financial statements were required to be filed with the report.


                                    39 of 42

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        GENERAL GROWTH PROPERTIES, INC.
                                                 (Registrant)



Date: November 12, 2002                 by: /s/:  Bernard Freibaum
                                            -----------------------------------
                                            Bernard Freibaum
                                            Executive Vice President and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)



                                 CERTIFICATIONS

I, John Bucksbaum, certify that:

1. I have reviewed this quarterly report on Form 10-Q of General Growth Properties, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;




                                    40 of 42

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 12, 2002

                                      /S/:John Bucksbaum
                                      -----------------------------------------
                                       John Bucksbaum
                                       Chief Executive Officer



                                    41 of 42

I, Bernard Freibaum, certify that:

1. I have reviewed this quarterly report on Form 10-Q of General Growth Properties, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 12, 2002

                                          /S/: Bernard Freibaum
                                          -------------------------------------
                                           Bernard Freibaum
                                           Executive Vice President and
                                           Chief Financial Officer





                                    42 of 42