Form 10-K
period 2002-12-31
GENERAL GROWTH PROPERTIES INC
filed 2003-03-14
CIK 895648

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from _______ to
         ___________

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
       YES   X      NO
            ----      ----

[X]    Indicate by check mark if disclosure of delinquent filers pursuant to
       Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
       YES    X      NO
             ----       ----

       On June 28, 2002, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $3.03 billion based upon the closing price of the Common Stock on the New York Stock Exchange composite tape on such date.

       As of March 13, 2003, there were 62,748,198 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual stockholders meeting to be held on May 7, 2003 are incorporated by reference into Part III.

                     PART I  All references to numbered Notes are to specific
           ITEM 1. BUSINESS  footnotes to the Consolidated Financial Statements of the Company (as defined below) included in this Annual Report on Form 10-K ("Annual Report") and the descriptions included in such Notes are incorporated into the applicable Item response by reference. The following discussion should be read in conjunction with such Consolidated Financial Statements and related Notes.

                    GENERAL General Growth Properties Inc. ("General Growth") was formed in 1986 by Martin Bucksbaum and Matthew Bucksbaum (the "Original Stockholders"). On April 15, 1993, an initial public offering of the common stock (the "Common Stock") of General Growth and certain related transactions were completed. Concurrently, General Growth (as general partner) and the Original Stockholders (as limited partners) formed GGP Limited Partnership (the "Operating Partnership"). General Growth has elected to be taxed as a real estate investment trust (a "REIT") for federal income tax purposes. As of December 31, 2002, General Growth either directly or through the Operating Partnership and subsidiaries (collectively, the "Company") owned 100% of fifty-seven regional mall shopping centers, 100% of the Victoria Ward Assets (as defined in Note 3) and 100% of the JP Realty Assets (as defined in Note 3) (collectively, the "Wholly-Owned Centers"); 100% of the common stock of General Growth Management, Inc. ("GGMI"); 50% of the common stock of GGP/Homart, Inc. ("GGP/Homart"), 50% of the membership interests of GGP/Homart II, L.L.C. ("GGP/Homart II"), 50% of the membership interests in GGP-TRS L.L.C. ("GGP/Teachers"), 51% of the common stock of GGP Ivanhoe, Inc. ("GGP Ivanhoe"), 51% of the common stock of GGP Ivanhoe III, Inc. ("GGP Ivanhoe III"), 50% of each of two regional mall shopping centers, Quail Springs Mall and Town East Mall, and a 50% general partnership interest in Westlake Retail Associates, Ltd ("Circle T") (collectively, the "Unconsolidated Real Estate Affiliates"). The 50% interest in the twenty-two centers owned by GGP/Homart, the 50% interest in the ten centers owned by GGP/Homart II, the 50% interest in the five centers owned by GGP/Teachers, the 51% ownership interest in the two centers owned by GGP Ivanhoe, the 51% ownership interest in the eight centers owned by GGP Ivanhoe III, the 50% ownership interest in the center owned and being developed by Circle T, and the 50% ownership interest in both Quail Springs Mall and Town East Mall comprise the "Unconsolidated Centers". Together, the Wholly-Owned Centers and the Unconsolidated Centers comprise the "Company Portfolio". However, as the center being developed by Circle T is not yet operational, it has been excluded from the definition of, and the operational statistics for, the Company Portfolio. On December 31, 2002, General Growth owned an approximate 76% general partnership interest in the Operating Partnership, and various minority holders, including the Original Stockholders and subsequent contributors of properties to the Operating Partnership, owned the remaining 24% limited partnership interest. See
                             Item 7 and the Consolidated Financial Statements and Notes included in Item 8 of this Annual Report on Form 10-K for certain financial and other information required by this Item 1.

                             On December 22, 1995, the Company, jointly with four other investors, acquired 100% of the common stock of GGP/Homart which owned substantially all of the regional mall assets and liabilities of Homart Development Co., an indirect wholly-owned subsidiary of Sears, Roebuck & Co. The Company acquired approximately 38.2% of GGP/Homart for approximately $178 million including certain transaction costs. All of the stockholders of GGP/Homart committed to contribute up to $80.0 million of additional capital and, as of December 31, 1997, this commitment had been fulfilled. During 1999, three of the original four other investors, in independent transactions and pursuant to their respective exchange rights, exchanged their interests in GGP/Homart for Common Stock of General Growth. As a result of these transactions, the Company currently owns a 50% interest in GGP/Homart, which has


                                     2 of 47
                             elected to be taxed as a REIT.

                             On December 22, 1995, GGP Management, Inc. ("GGP Management") was formed to manage, lease, develop and operate enclosed malls. The Operating Partnership owned 100% of the non-voting preferred stock ownership interest in GGP Management representing 95% of the equity interest. Key employees of the Company held the remaining 5% equity interest in the form of common stock entitled to all of the voting rights in GGP Management. In August of 1996, GGP Management acquired GGMI for approximately $51.5 million with GGP Management being merged into GGMI with GGMI as the surviving entity. On January 1, 2001, the REIT provisions of the Tax Relief Extension Act of 1999 became effective. Among other things, the law permits a REIT to own up to 100% of the stock of a taxable REIT subsidiary (a "TRS"). A TRS, which must pay corporate income tax, can provide services to REIT tenants and others without disqualifying the rents that a REIT receives from its tenants. Accordingly, on January 1, 2001 the Company acquired for nominal consideration 100% of the common stock of GGMI and has subsequently elected to have GGMI treated as a TRS. In connection with the acquisition, the GGMI preferred stock owned by the Company was cancelled. The Company and GGMI concurrently terminated the management contracts for the Wholly-Owned Centers as the management activities would thereafter be performed directly by the Company. GGMI has continued to manage, lease, and perform various other services for the Unconsolidated Centers and other properties owned by unaffiliated third parties.

                             On September 17, 1997, GGP Ivanhoe acquired The Oaks Mall in Gainesville, Florida and Westroads Mall in Omaha, Nebraska. The purchase price for the two properties was approximately $206 million of which $125 million was financed through property level indebtedness. The Company contributed approximately $43 million for its 51% ownership interest in GGP Ivanhoe. Ivanhoe Cambridge Inc. of Montreal, Canada ("Ivanhoe") owns the remaining 49% ownership interest in GGP Ivanhoe. GGP Ivanhoe has elected to be taxed as a REIT.

                             On June 30, 1998, GGP Ivanhoe III acquired the U.S. Prime Property, Inc. real estate portfolio for an aggregate consideration of approximately $625 million. The common stock of GGP Ivanhoe III, which has elected to be taxed as a REIT, is owned 51% by the Company and 49% by Ivanhoe. The properties acquired were Landmark Mall in Alexandria, Virginia; Mayfair Mall and adjacent office buildings in Wauwatosa (Milwaukee), Wisconsin; Meadows Mall in Las Vegas, Nevada; Northgate Mall in Chattanooga, Tennessee; Oglethorpe Mall in Savannah, Georgia; and Park City Center in Lancaster, Pennsylvania. During 1999, GGP Ivanhoe III acquired Oak View Mall in Omaha, Nebraska and Eastridge Mall in San Jose, California for an aggregate purchase price for both properties of approximately $160 million, including a new $83 million long-term mortgage loan.

                             In November 1999, the Company formed GGP/Homart II, a new joint venture with the New York State Common Retirement Fund ("NYSCRF"), the Company's venture partner in GGP/Homart. Upon formation, GGP/Homart II owned three regional malls contributed by the NYSCRF (Alderwood Mall in Lynnwood (Seattle), Washington; Carolina Place in Charlotte, North Carolina; and Montclair Plaza in Montclair (Los Angeles), California), and four regional malls (Altamonte Mall in Orlando, Florida; Natick Mall in Natick, Massachusetts; Northbrook Court in Northbrook, Illinois; Stonebriar Centre in Frisco (Dallas), Texas) contributed by the Company. During 2001, GGP/Homart II acquired the Willowbrook Mall in Houston, Texas for approximately $145 million, approximately $102 million of which consisted of new, non-recourse mortgage financing collateralized by the property. During November 2002, GGP/Homart II acquired Glendale Galleria, in Glendale, (Los Angeles) California, for approximately $415 million including approximately $170 million of



                                    3 of 47
                             first mortgage financing assumed at closing and approximately $41 million of newly issued preferred units of the Operating Partnership and the remainder in cash (primarily from new financing proceeds from new mortgage debt collateralized by Glendale Galleria and other GGP/Homart II properties). In addition, GGP/Homart II acquired First Colony Mall in Sugar Land, (Houston) Texas in December 2002 for approximately $105 million, including approximately $67 million in new, non-recourse first mortgage financing.

                             During May 2000, the Operating Partnership formed GGPLP L.L.C., a Delaware limited liability company (the "LLC"), by contributing its interest in a portfolio of Wholly-Owned Centers to the LLC in exchange for all of the common units of membership interest in the LLC. On May 25, 2000, a total of 700,000 redeemable preferred units of membership interest in the LLC (the "RPUs") were issued to an institutional investor by the LLC, which yielded approximately $170.6 million in net proceeds to the Company. The net proceeds of the sale of the RPUs were used to repay a portion of the Company's unsecured debt. During 2002, the LLC issued additional preferred units of membership interest to various other investors as described in Note 1, yielding approximately $63 million in cash proceeds. At December 31, 2002, the LLC owned interests in 47 Wholly-Owned Centers, the Victoria Ward Assets and JP Realty Assets.

                             On August 26, 2002, the Company formed
                             GGP/Teachers, a new joint venture owned 50% by the Company and 50% by Teachers' Retirement System of the State of Illinois ("Illinois Teachers"). Upon formation of GGP/Teachers, Clackamas Town Center in Portland, Oregon, which was 100% owned by Illinois Teachers, was contributed to GGP/Teachers. In addition, concurrent with its formation, GGP/Teachers acquired Galleria at Tyler in Riverside, California, Kenwood Towne Centre in Cincinnati, Ohio, and Silver City Galleria in Taunton, Massachusetts, as described in Note 4. The Company's share (approximately $112,000) of the equity of GGP/Teachers was funded by a portion of new unsecured loans. During December 2002, GGP/Teachers acquired the Florence Mall in Florence, Kentucky for approximately $97 million, including approximately $60 million in new first mortgage, non-recourse, financing obtained at acquisition.

            BUSINESS OF THE  The Company is primarily engaged in the ownership,
                    COMPANY operation, management, leasing, acquisition, development and expansion of regional mall and community shopping centers in the United States. Most of the shopping centers in the Company Portfolio are strategically located in major and middle markets where they have strong competitive positions. A detailed listing starting on page 14 of this report contains information on each significant property in the Company Portfolio including location, year opened, square footage, anchors/significant tenants, and anchor vacancies. The Company Portfolio's geographic diversification should mitigate the effects of regional economic conditions and local factors.

                             The Company makes all key strategic decisions for the properties in the Company Portfolio. However, in connection with the Unconsolidated Centers and Circle T, such strategic decisions are made jointly with the respective stockholders or joint venture partners. The Company is also the asset manager of the properties in the Company Portfolio, executing the strategic decisions and overseeing the day-to-day activities performed directly by the Operating Partnership or, with respect to the Unconsolidated Centers, by GGMI. GGMI performs day-to-day property management functions including leasing, construction management, data processing, maintenance, accounting, marketing, promotion and security pursuant to the management agreements with the Unconsolidated Centers. As of December 31, 2002, GGMI was the property manager for forty-seven of the Unconsolidated Centers. The remaining two centers, owned by GGP/Homart through joint ventures, are managed



                                    4 of 47
                             by certain joint venture partners of GGP/Homart. GGMI also performs and receives fees for similar property management functions for forty-four regional malls owned by unaffiliated third parties.

                             The majority of the income from the properties in the Company Portfolio is derived from rents received through long-term leases with retail tenants. The long-term leases require the tenants to pay base rent which is a fixed amount specified in the lease. The base rent is often subject to scheduled increases defined in the lease. Another component of income is overage rent. Overage rent is paid by a tenant generally if their sales exceed an agreed upon minimum amount. Overage rent is calculated by multiplying the sales in excess of the minimum amount by a percentage defined in the lease. Long-term leases generally contain a provision for the lessor to recover certain expenses incurred in the day-to-day operations including common area maintenance and real estate taxes. The recovery is generally related to the tenant's pro-rata share of space in the property.

                             The shopping center business is continually evolving with competitive pressures requiring the ongoing re-evaluation of approaches to shopping center management and leasing. Management's strategies to increase shareholder value and cash flow include the integration of mass merchandise retailers with traditional department stores, specialty leasing, entertainment-oriented tenants, proactive property management and leasing, operating cost reductions including those resulting from economies of scale, strategic expansions and acquisitions, and selective new shopping center developments. Management believes that these approaches should enable the Company to operate and grow successfully in today's value-oriented and technological environment. Following is a summary of recent acquisition, development and expansion and redevelopment activity.

                             As used in this Annual Report on Form 10-K, the term "GLA" refers to gross leaseable retail space, including Anchors and all other areas leased to tenants; the term "Mall GLA" refers to gross leaseable retail space, excluding Anchors; the term "Anchor" refers to a department store or other large retail store; the term "Mall Stores" refers to stores (other than Anchors) that are typically specialty retailers who lease space in the structure including, or attached to, the primary complex of buildings that comprise the shopping center; the term "Freestanding GLA" means gross leaseable area of freestanding retail stores in locations that are not attached to the primary complex of buildings that comprise a regional mall or community shopping center; and the term "total Mall Stores sales" means the gross revenue from product sales to customers generated by the Mall Stores.

               ACQUISITIONS  The Company continues to seek to selectively acquire properties that provide opportunities for enhanced profitability and appreciation in value and corresponding increases in shareholder value. In 2002, the Company acquired: a 100% ownership interest in the stock of Victoria Ward, Limited, a privately held real estate corporation whose assets included 65 fee simple acres in Kakaako, Central Honolulu, Hawaii, currently improved with, among other uses, an entertainment, shopping and dining district, for approximately $250 million; a 100% ownership interest in JP Realty, Inc. ("JP Realty"), a publicly held real estate investment trust, and its operating partnership subsidiary, Price Development Company, Limited Partnership ("PDC") which owned or had an interest in 51 properties, for approximately $1.1 billion; a 100% ownership interest in Prince Kuhio Plaza, a regional mall in Hilo, Hawaii formerly owned by GGP/Homart, for approximately $39 million; a 100% ownership interest in Pecanland Mall, a regional mall in Monroe, Louisiana, for approximately $72 million; and a 100% ownership interest in Southland Mall, a regional mall in the East Bay area of San Francisco, California, for approximately $89 million. The Company, through GGP/Homart II, also acquired in 2002 a 100% ownership interest


                                     5 of 47
                             in Glendale Galleria in Glendale (Los Angeles), California for approximately $415 million and First Colony Mall in Sugar Land (Houston), Texas for approximately $105 million. Additionally, the Company, through GGP/Homart, purchased the 50% interest it did not own in the Woodlands Mall in Houston, Texas for approximately $50 million. Also in 2002, the Company formed GGP/Teachers, a new joint venture owned 50% by the Company and 50% by Teachers' Retirement System of the State of Illinois. As of December 31, 2002, GGP/Teachers owned Clackamas Town Center in Portland Oregon; Galleria at Tyler in Riverside, California; Kenwood Towne Centre in Cincinnati, Ohio; Silver City Galleria in Taunton, Massachusetts; and Florence Mall in Florence, Kentucky representing an aggregate purchase or contributed value of approximately $731 million.

                             The Company's management feels that it has a competitive advantage with respect to the acquisition of retail properties for the following reasons:

                                    o        The funds necessary for a cash
                                             acquisition of a shopping center
                                             may be available to the Company
                                             from a combination of sources,
                                             including mortgage or unsecured
                                             financing or the issuance of public
                                             or private debt or equity.

                                    o        The Company has the flexibility to
                                             pay for an acquisition with a
                                             combination of cash, Preferred or
                                             Common Stock or common or preferred
                                             units of limited partnership
                                             interest in the Operating
                                             Partnership (the "Units"). This
                                             creates the opportunity for a
                                             tax-advantaged transaction for the
                                             seller.

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

                DEVELOPMENT  The Company intends to pursue development when warranted by the potential financial returns. GGP/Homart II completed and opened in August 2000 the Stonebriar Centre, an enclosed shopping center in Frisco (Dallas), Texas. Also as described below, the Company has commenced construction of the Jordan Creek Town Center in West Des Moines, Iowa and, through Circle T, is preparing to develop (with a joint venture partner) an enclosed regional mall in Westlake (Dallas), Texas. In addition, the Company is investigating certain other development sites (representing a net investment of approximately $20.2 million), including Toledo, Ohio and South Sacramento, California. However, there can be no assurance that development of these sites will proceed.

                             During 1999, the Company formed the Circle T joint venture to develop an enclosed mall in Westlake (Dallas), Texas. As of December 31, 2002, the Company had invested approximately $17.4 million in the joint venture. The Company is currently obligated to fund additional pre-development costs of approximately $.7 million. The retail site, part of a planned community which is expected to contain a resort hotel, a golf course, luxury homes and corporate offices, is currently planned to contain up to 1.3 million square feet of tenant space including up to six anchor stores, an ice rink and a multi-screen theater. A mid-2005 opening is currently scheduled.

                             Construction commenced on the Jordan Creek Town Center in West Des Moines, Iowa in September 2002. As of December 31, 2002, the Company had invested approximately $30.4 million in the project. Upon its projected completion in August 2004, this approximately two million square foot enclosed regional mall shopping center is planned to contain up to three anchor stores, a hotel and an amphitheater.



                                    6 of 47

             EXPANSIONS AND  As of December 31, 2002, 12 major redevelopment
                RENOVATIONS  projects were underway. The expansion and
                             renovation of a Portfolio Center often increases customer traffic, trade area penetration and typically improves the competitive position of the property. Four of the larger renovation and expansion projects under construction in 2002 are described below.

                             The renovation of Alderwood Mall, a 1,039,264 square foot center located in Lynnwood (Seattle), Washington, began in 2001. This two-phase project includes the addition of 180,000 square feet of Mall Stores, a theatre and a new relocated Nordstrom's. The first phase of the project is expected to be completed in the summer of 2003 with Phase II to be completed in mid-2004.

                             Altamonte Mall, located in Altamonte Springs, Florida, in the Orlando metro area, contains approximately 1,099,000 square feet of GLA. The renovation, consisting of the addition of an 18-screen AMC megaplex theatre, Center Court remodeling, and food court improvements including two new restaurants, commenced in early 2002. Construction of the project is expected to be completed in the summer or early fall of 2003.

                             The redevelopment of the Tucson Mall, a 1,304,968 square foot center located in Tucson, Arizona, began in July 2002. The project includes an already completed center court remodeling, as well as new floor tiling, lighting, vertical transportation and soft seating areas. Additional scheduled improvements are a children's play area and a food court renovation, with the entire project scheduled to be completed in November 2003.

                             Fallbrook Mall is a 788,437 square foot enclosed mall located in West Hills, (Los Angeles) California. The renovation of the mall commenced in 2000 and will consist of merchandising and converting the mall to an outdoor, 1,100,000 square foot power center with the addition of Ross, DSW Shoe Warehouse and Home Depot. Completion of the project is anticipated for early summer of 2003.

                THE COMPANY  The Company Portfolio is comprised primarily of 153 retail properties (regional malls PORTFOLIO or community centers) as detailed below. The Company also has certain office space associated with the Company's retail properties and approximately 1.4 million square feet of commercial/industrial space at 6 former JP Realty properties (Note 3). Except for two free-standing single tenant stores, the remaining 151 retail properties are shopping centers with a variety of smaller Mall Stores and most of which contain at least one major department store as an Anchor. Each property provides ample parking for shoppers. Excluding the free-standing stores mentioned above, the retail properties:

                                    o        Range in size between approximately
                                             11,900 and 1,850,000 square feet of
                                             total GLA and between approximately
                                             11,900 and 836,000 square feet of
                                             Mall and Freestanding GLA. The
                                             smallest retail property has 5
                                             stores, and the largest has over
                                             320 stores;

                                    o        Have approximately 498 Anchors,
                                             operating under approximately 68
                                             trade names; and

                                    o        Have approximately 12,700 Mall and
                                             Freestanding Stores.

                             The average size of the 151 retail properties is approximately 757,300 square feet of GLA, including all Anchors, Mall Stores and Freestanding Stores. The average Mall and Freestanding GLA per Portfolio Center is approximately 319,600 square feet.



                                    7 of 47

                             As of December 31, 2002, the Wholly-Owned Centers contained approximately 62.6 million square feet of GLA consisting of Anchors (whether owned or leased), Mall Stores and Freestanding Stores. The Unconsolidated Centers contained approximately 51.8 million square feet of GLA.

                             The Company's share of total revenues from the properties in the Company Portfolio and GGMI increased to $1.4 billion in 2002 from $1.2 billion in 2001. No single retail property generated more than 7.7% of the Company's total 2002 pro rata revenues. In 2002, total Mall Store sales from the properties in the Company Portfolio increased by approximately 4.0% in comparison to the total Mall Store sales in 2001.

                             The table below shows the top 25 tenants, by trade name, ranked by percentage of aggregate annualized effective rents as compared to consolidated effective rents on an annualized basis in the Wholly-Owned Centers at December 31, 2002. In addition, similar percentages existed in the Unconsolidated Centers as of December 31, 2002.


                                               % OF TOTAL
TENANT NAME                                 ANNUALIZED RENTS
------------                                ----------------
JCPenney                                          1.91%
Sears                                             1.59%
Old Navy (2)                                      1.45%
Foot Locker                                       1.26%
Cinemark                                          1.16%
Victoria's Secret (1)                             1.03%
Express (1)                                       0.99%
The Gap (2)                                       0.96%
American Eagle Outfitters                         0.96%
Zales Jewelers                                    0.84%
Abercrombie & Fitch                               0.81%
Kaye Bee Toys                                     0.80%
Sam Goody                                         0.76%
Barnes & Noble                                    0.69%
Payless Shoe Source                               0.68%
Lane Bryant                                       0.66%
Consolidated Amusement Theatres                   0.65%
Lerner New York                                   0.63%
Kay Jewelers                                      0.63%
Finish Line                                       0.63%
Macy's                                            0.61%
GNC                                               0.59%
Radio Shack                                       0.59%
Banana Republic (2)                               0.59%
The Buckle                                        0.58%

(1)      Under common ownership by The Limited, Inc.

(2)      Under common ownership by Gap, Inc.




                                    8 of 47

                  MALL AND
        FREESTANDING STORES  The retail properties in the Company Portfolio have a total of approximately 12,700 Mall and Freestanding Stores. The following table reflects the tenant representation by category in the retail properties in the Company Portfolio as of December 31, 2002.

                     % OF SQ. FT. IN
                       THE RETAIL
  TENANT CATEGORIES    PROPERTIES                TYPES OF TENANTS/PRODUCTS SOLD
  -----------------  ---------------  --------------------------------------------------
     Specialty            21%         Photo  studios,  beauty and nail salons,  pharmacy
                                      and   sundries,   variety   stores,   pet  stores,
                                      newsstands,  jewelry repair, shoe repair,  tailor,
                                      video games,  shops for  home/bath/kitchen,  rugs,
                                      fabric stores,  beds/waterbeds,  luggage, perfume,
                                      tobacco,  toys,  arcades,   cameras,   sunglasses,
                                      books

  --------------------------------------------------------------------------------------
     Women's Apparel      17%         Women's apparel
  --------------------------------------------------------------------------------------
     Apparel              20%         Unisex apparel, children's apparel, lingerie, and
                                      formal wear
  --------------------------------------------------------------------------------------
     Shoes                11%         Shoes
  --------------------------------------------------------------------------------------
     Food                  8%         Restaurant, food court, fast food
  --------------------------------------------------------------------------------------
     Gifts                 6%         Cards, candles, engraving stores, other gift or
                                      novelty
  --------------------------------------------------------------------------------------
     Music/Electronics     6%         Music, electronics, computer and software, video
                                      rental
  --------------------------------------------------------------------------------------
     Sporting Goods        3%         Sports apparel, sports and exercise equipment
  --------------------------------------------------------------------------------------
     Jewelry               4%         Fine jewelry and costume jewelry
  --------------------------------------------------------------------------------------
     Men's Apparel         2%         Men's apparel
  --------------------------------------------------------------------------------------
     Specialty Food        2%         Candy, coffee, nuts, chocolate, health
                                      food/vitamins
  --------------------------------------------------------------------------------------

     Total               100%

                             Specialty tenants include Mastercuts, One Hour Photo, California Nails, Kay-Bee Toys, Dollar Tree, Pottery Barn and many others. Typical tenants in the Women's Apparel category include The Limited, Casual Corner, Lane Bryant and Victoria's Secret. The Apparel category typically includes tenants such as The Gap, American Eagle, Old Navy and J.Crew. The Shoes category includes tenants such as Footlocker, Journeys and Payless Shoesource. The Food category includes restaurants such as Ruby Tuesday, Cheesecake Factory, PF Chang's and Max and Erma's, fast food restaurants such as Arby's, and food court tenants such as Sbarro. Typical tenants in the Gifts category include Things Remembered, Kirlin's Hallmark and Spencer Gifts. The Music/Electronics category includes tenants such as Camelot Music, Radio Shack, and Suncoast Pictures. Sporting Goods include tenants such as Champs, Big 5 Sports and Scheel's Sports. Jewelry tenants typically include Zales Jewelers, Helzberg Diamonds and Kay Jewelers. The Men's Apparel category includes tenants such as The Men's Warehouse and Nicks for Men. Specialty Food tenants include General Nutrition Center, Mr. Bulky, and Barnie's Coffee and Tea Company.

                COMPETITION  The retail properties in the Company Portfolio compete with numerous shopping alternatives in seeking to attract retailers to lease space as retailers themselves face increasing competition from discount shopping centers, outlet malls, strip, power and lifestyle centers, discount shopping clubs, direct mail, internet sales and telemarketing.



                                    9 of 47

                             The nature and extent of competition varies from property to property within the Company Portfolio. Below is a description of the type of competition that three of the Portfolio Centers face from other retail locations within their trade area. These examples are representative of the competitive environment in which the Company operates.

                             Boise Towne Square is a 1,166,000 square foot, enclosed regional shopping center which is centrally located adjacent to the main thoroughfare of Boise, Idaho. The mall was opened in October 1988 and is the dominant regional mall in its trade area which includes the headquarters of five major Fortune 500 corporations. The mall contains five anchor department stores: Dillard's, JC Penney, Mervyn's, Sears and The Bon Marche as well as 185 mall shops with national retailers such as Abercrombie & Fitch, American Eagle Outfitters, B. Dalton and Old Navy. Boise Towne Square's primary competition consists of power, big box and discount centers located in the immediate area which include retail stores such as Barnes & Noble, Bath & Body Works, Borders, Ross, Target and TJ Maxx.

                             The Parks at Arlington is a 1,520,000 square foot, two-level enclosed regional mall located in Arlington, Texas. The merchandise mix consists of seven anchor stores and 190 mall shops. It was built in 1988 and recently completed an extensive expansion, which added a Galyans and a Great Indoors to the existing anchors (Dillard's, Foley's, Mervyn's, JC Penney and Sears). The project also included a multiplex theatre and an NHL-sized ice rink. The Parks at Arlington's trade area is very large and densely populated with household income levels above the national average and with a wide range of ages, incomes and ethnic backgrounds. The Parks at Arlington dominates portions of the southwest Dallas market, the southeast Fort Worth market and the Arlington markets. The mall's principal competition is from three enclosed regional malls (Six Flags Mall, a 1,022,000 square foot mall currently only anchored by Foley's, located approximately 7 miles from The Parks at Arlington; Fort Worth Town Center, a 1,023,000 square foot mall anchored by Dillard's, Sears and Bealls, located approximately 12 miles from The Parks at Arlington; Southwest Center Mall, a 1,084,500 square foot mall anchored by Dillard's, Foley's and Sears, located approximately 14 miles from The Parks at Arlington).

                             Clackamas Towne Center is a 1,209,000 square foot, two-level, regional shopping center strategically located southeast of Portland, Oregon. Opened in 1981 and renovated in 1994, Clackamas Town Center is anchored by JC Penney, Meier and Frank, Meier and Frank Home Store, Nordstrom and Sears and has 185 Mall Shops. The mall's trade area includes over 1 million people. Clackamas Town Center's principal competition is from the three enclosed regional malls (the Washington Square Mall, a 1,350,000 square foot mall anchored by JC Penney, Meier & Frank, Mervyn's, Nordstrom and Sears, located 30 miles from the center; Lloyd Center, a 1,400,000 square foot center anchored by Marshall's, Meier & Frank, Nordstrom's and Sears, located 12 miles from the center and Pioneer Place, a 347,000 square foot center anchored by Saks Fifth Avenue and Tiffany & Company, located in downtown Portland which is approximately 20 miles from the center), all owned by national-scope, mall-oriented real estate investment trusts.


             ENVIRONMENTAL   Under various federal, state and local laws
                   MATTERS   and regulations, an owner of real estate is liable
                             for the costs of removal or remediation of certain hazardous or toxic substances on such property.
                             These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral.
                             In connection with its ownership and



                                    10 of 47
                             operation of the Portfolio Centers, General Growth, the Operating Partnership or the relevant property venture through which the property is owned, may be potentially liable for such costs.

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

                             Neither the Phase I nor the Phase II assessments have revealed any environmental liability that the Company believes would have a material effect on the Company's business, assets or results of operations, nor is the Company aware of the existence of any such liability. Nevertheless, it is possible that these assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Portfolio Centers will not be adversely affected by tenants and occupants of the Portfolio Centers, by the condition of properties in the vicinity of the Portfolio Centers (such as the presence of underground storage tanks) or by third parties unrelated to the Company.

                  EMPLOYEES  As of March 13, 2003, the Company had 3,810
                             full-time employees. Certain employees at three of the Portfolio Centers are subject to collective bargaining agreements. The Company's management believes that its employee relations are satisfactory and there has not been a labor-related work stoppage at any of its Portfolio Centers.

                  INSURANCE  The Company has comprehensive liability, fire,
                             flood, earthquake, terrorist, extended coverage and rental loss insurance with respect to the Portfolio Centers. The Company's management believes that all of the Portfolio Centers are adequately covered by insurance.


         QUALIFICATION AS A  General Growth currently qualifies as a real estate
               REAL ESTATE investment trust pursuant to the requirements INVESTMENT TRUST AND contained in Sections 856-858 of the Internal
              TAXABILITY OF Revenue Code of 1986, as amended (the "Code"). If, DISTRIBUTIONS as General Growth contemplates, such qualification continues, General Growth will not be taxed on its real estate investment trust taxable income.
                             During 2002, General Growth distributed (or was deemed to have distributed) 100% of its taxable income to its preferred and common stockholders. Cash distributions in the amount of $2.67 per share of Common Stock were paid in 2002, of which $2.13 (79.8%) was ordinary income, $0.01 (0.4%) was Unrecaptured Section 1250 Gain and $0.53 (19.8%) was a return of capital based on the taxable income of General Growth.

                  AVAILABLE  General Growth makes available free of charge
                INFORMATION  through its website at www.generalgrowth.com all reports it electronically files with, or furnishes to, the Securities and Exchange Commission (the "SEC"), including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those reports, as soon as reasonably practicable after those



                                    11 of 47
                             documents are filed with, or furnished to, the SEC. These filings are also accessible on the SEC's website at www.sec.gov.

                    ITEM 2.  The Company's investment in real
                 PROPERTIES  estate as of December 31, 2002 consisted of its interests in the properties in the Company
                             Portfolio, developments in progress and certain other real estate. In most cases, the land underlying the retail properties in the Company Portfolio is also owned by the Company; however, at a few of the centers, all or part of the underlying land is owned by a third party that leases the land to the Company pursuant to a long-term ground lease.

                    LEASING The retail properties in the Company Portfolio average Mall Store rent per square foot from leases that expired in 2002 was $29.90. As a result of market rents being higher than the rents under many of the expiring leases, the average Mall Store rent per square foot on new and renewal leases during 2002 was $36.00, or $6.10 per square foot more than the average for expiring leases. The following schedule shows Mall Store scheduled lease expirations over the next five years.


                               PORTFOLIO CENTERS
                    FIVE YEAR LEASE EXPIRATION SCHEDULE (1)

                                    ALL EXPIRATIONS                               EXPIRATIONS @ SHARE (2)
                       --------------------------------------------    -----------------------------------------
                          BASE RENT         FOOTAGE       RENT/PSF       BASE RENT        FOOTAGE       RENT/PSF
                       ---------------     ----------     ---------    -------------     ----------     --------
WHOLLY-OWNED
       2003            $    33,986,243      1,693,616     $  20.07     $  33,986,243      1,693,616     $ 20.07
       2004                 38,549,091      1,685,679        22.87        38,549,091      1,685,679       22.87
       2005                 52,788,924      2,119,326        24.91        52,788,924      2,119,326       24.91
       2006                 47,139,398      1,830,597        25.75        47,139,398      1,830,597       25.75
       2007                 41,922,215      1,641,519        25.54        41,922,215      1,641,519       25.54
                       ---------------     ----------     --------     -------------     ----------     -------
PORTFOLIO TOTAL        $   214,385,871      8,970,737     $  23.90     $ 214,385,871      8,970,737     $ 23.90

UNCONSOLIDATED
       2003            $    44,081,696      1,408,908     $  31.29     $  19,912,355        644,441     $ 30.90
       2004                 41,151,224      1,299,907        31.66        20,045,758        636,237       31.51
       2005                 36,337,959      1,201,770        30.24        17,703,001        584,209       30.30
       2006                 42,694,795      1,443,370        29.58        20,522,298        690,178       29.73
       2007                 43,149,806      1,415,855        30.48        21,276,378        698,504       30.46
                       ---------------     ----------     --------     -------------     ----------     -------
PORTFOLIO TOTAL        $   207,415,480      6,769,810     $  30.64     $  99,459,790      3,253,569     $ 30.57

GRAND TOTAL            $   421,801,351     15,740,547     $  26.80     $ 313,845,661     12,224,306     $ 25.67
                       ===============     ==========     ========     =============     ==========     =======

(1)      Excludes leases on Mall Stores over 40,000 square feet.

(2) Expirations at share reflect the Company's direct or indirect ownership interest in a joint venture.


                                    12 of 47

          COMPANY PORTFOLIO  At December 31, 2002, the Company had direct or
                       DEBT indirect ("pro rata") mortgage and other debt of approximately $6,762.4 million (excluding a market value purchase price adjustment of debt of approximately $6.9 million related to the JP Realty acquisition). The ratio of pro rata variable rate debt to total pro rata debt and preferred stock and preferred Operating Partnership Units was 32.2% at December 31, 2002. The following table reflects the maturity dates of the Company's pro rata debt and the related interest rates, after the effect of the current swap agreements of the Company as described in Notes 5 and 13.

                             COMPANY PORTFOLIO DEBT
             MATURITY AND CURRENT AVERAGE INTEREST RATE SUMMARY (a)
                             AS OF DECEMBER 31, 2002
                             (Dollars in Thousands)

                      WHOLLY-OWNED            UNCONSOLIDATED              COMPANY
                        CENTERS                CENTERS (b)             PORTFOLIO DEBT
                 -----------------------  ----------------------    ----------------------
                                CURRENT                 CURRENT                   CURRENT
                                AVERAGE                 AVERAGE                   AVERAGE
                   MATURING     INTEREST    MATURING    INTEREST      MATURING    INTEREST
     YEAR         AMOUNT (a)    RATE (c)   AMOUNT (a)   RATE (c)     AMOUNT (a)   RATE (c)
   ----------    -----------    --------  -----------   --------    ------------  --------
   2003          $   752,735     3.20%    $   201,131     5.73%     $    953,866   3.73%
   2004              487,984     4.81%         87,971     4.96%          575,955   4.84%
   2005              387,000     4.93%        122,413     5.70%          509,413   5.11%
   2006              630,942     5.93%        406,898     4.60%        1,037,840   5.41%
   2007              486,816     5.04%        663,365     3.36%        1,150,181   4.07%

   Subsequent    $ 1,839,933     6.43%        695,246     5.24%     $  2,535,179   6.09%
                 -----------     ----         -------     ----      ------------   ----

   Totals        $ 4,585,410     5.39%    $ 2,177,024     4.61%     $  6,762,434   5.14%
                 ===========     ====     ===========     ====      ============   ====

   Variable Rate $ 1,402,820     3.04%    $ 1,050,751     2.92%     $  2,453,571   2.99%
   Fixed Rate      3,182,590     6.42%      1,126,273     6.18%        4,308,863   6.36%
                 -----------     ----     -----------     ----       -----------   ----

   Totals        $ 4,585,410     5.39%    $ 2,177,024     4.61%     $  6,762,434   5.14%
                 ===========     ====     ===========     ====      ============   ====

(a)      Excludes principal amortization.

(b) Unconsolidated properties debt reflects the Company's share of debt (either retained (Note 4) or based on its respective equity ownership interests in the Unconsolidated Real Estate Affiliates) relating to the properties owned by the Unconsolidated Real Estate Affiliates.

(c) For variable rate loans, the interest rate reflected is the actual annualized weighted average rate for the variable rate debt outstanding during the year ended December 31, 2002.


                                    13 of 47

                   PROPERTY DATA The following tables set forth certain information regarding the Wholly-Owned Centers and the Unconsolidated Centers as of December 31, 2002. The first table depicts the Wholly-Owned Centers and the second table depicts the Unconsolidated Centers.


                              WHOLLY-OWNED CENTERS

                                                 TOTAL GLA/MALL
                                  YEAR          AND FREESTANDING
  NAME OF CENTER/            OPENED/REMODELED         GLA                                                         ANCHOR
   LOCATION (1)                OR EXPANDED      (SQUARE FEET) (2)            ANCHORS/SIGNIFICANT TENANTS        VACANCIES (3)
---------------------          -----------      -----------------     ----------------------------------------  -------------
Ala Moana Center                  1959/            1,847,908/         JCPenney (10), Macy's,                        None
 Honolulu, Hawaii          1966,1987,1989,1999        836,443         Neiman Marcus, Sears

Alameda Plaza                   1973/1978            190,341/         Albertsons                                    N/A
 Pocatello, Idaho                                     190,341

Anaheim Crossing (4)              1980                92,170/         Fullerton Toyota                              N/A
 Anaheim, California                                   92,170

Animas Valley Mall              1982/2001            515,752/         Dillard's, JCPenney, Kaye Home                None
 Farmington, New Mexico                               244,535         Furnishings, Ross Dress for Less, Sears

Apache Mall                      1969/               747,195/         Herberger's, JCPenney,                        None
 Rochester, Minnesota        1985,1992,2002           264,203         Marshall Field's, Sears

Austin Bluffs Plaza               1985               114,524/         Albertsons, Longs Drugs                       N/A
 Colorado Springs, Colorado                           114,524

Bailey Hills Plaza                1988                11,887/         Safeway, ShopKo                               N/A
 Eugene, Oregon                                        11,887

Baybrook Mall                     1978/            1,082,679/         Dillard's, Dillard's Men's and Home           None
 Friendswood (Houston),      1984,1985,1995           342,341         Store, Foley's, Mervyn's, Sears
 Texas

Bayshore Mall                     1987/              615,318/         Gottschalks, Mervyn's, Sears                  One (5)
 Eureka, California               1989                395,060

Bellis Fair                       1988               772,395/         The Bon Marche, JCPenney,                     None
 Bellingham (Seattle),                                353,465         Mervyn's, Sears, Target,
 Washington

Birchwood Mall                    1990/              780,541/         JCPenney, Marshall Field's,                   None
 Port Huron (Detroit),          1991,1997             354,407         Sears, Target, Younkers
 Michigan

Boise Plaza                       1979/              108,464/         Albertsons, Burlington Coat Factory           N/A
 Boise, Idaho                     1984                108,464

Boise Towne Plaza (4)             1999               116,677/         Circuit City, Linens' n Things,               N/A
 Boise, Idaho                                         116,677         Old Navy

Boise Towne Square                1988             1,177,944/         The Bon Marche, Dillard's,                    None
 Boise, Idaho                                         482,506         JCPenney, Mervyn's, Sears

The Boulevard Mall               1968/             1,186,185/         Dillard's, JCPenney, Macy's, Sears            None
 Las Vegas, Nevada                1992                398,149

Cache Valley Mall                 1976               305,965/         Dillard's, Dillard's Men's and Home           None
 Logan, Utah                                          160,133         Store, JCPenney

Cache Valley Marketplace          1976               157,713/         Home Depot                                    N/A
 Logan, Utah                                          157,713

Capital Mall                      1978/              530,964/         Dillard's, JCPenney, Sears                    None
 Jefferson City, Missouri       1985,1992             301,279


                                    14 of 47

                                                 TOTAL GLA/MALL
                                  YEAR          AND FREESTANDING
  NAME OF CENTER/            OPENED/REMODELED         GLA                                                         ANCHOR
   LOCATION (1)                OR EXPANDED      (SQUARE FEET) (2)            ANCHORS/SIGNIFICANT TENANTS        VACANCIES (3)
---------------------          -----------      -----------------     ----------------------------------------  -------------
Century Plaza                     1975/             743,596/          JCPenney, McRae's, Rich's, Sears              None
 Birmingham, Alabama             1990,1994           255,120

Chapel Hills Mall                 1982/           1,174,070/          Dillard's, Foley's, JCPenney, Kmart,          None
 Colorado Springs, Colorado   1986,1997,1998         428,581          Mervyn's, Sears

Coastland Center                  1977/             924,139/          Burdines, Dillard's, JCPenney, Sears          None
 Naples, Florida                1985,1996            333,749

Colony Square Mall                1981/             552,166/          Elder-Beerman, JCPenney, Sears                One
 Zanesville, Ohio               1985,1987            294,162

Columbia Mall                     1985/             744,676/          Dillard's, JCPenney, Sears, Target            None
 Columbia, Missouri               1986               329,232

Coral Ridge Mall                  1998            1,046,629/          Dillard's, JCPenney, Scheel's All Sports,     None
 Coralville (Iowa City),                             409,591          Sears, Target, Younkers
 Iowa

Cottonwood Mall                   1962/             737,716/          JCPenney, Meier & Frank                       None
 Salt Lake City, Utah             1984               358,208

Cottonwood Square                 1984               77,079/          Albertsons                                    N/A
 Salt Lake City, Utah                                 77,079

Country Hill Plaza                1978              246,337/          Smith's Food & Drug                           N/A
 Ogden (Salt Lake City),                             246,337
 Utah

Crossroads Center                 1966/             784,707/          JCPenney, Marshall Field's,                   None
 St. Cloud, Minnesota             1995               282,378          Sears, Target

The Crossroads                    1980/             766,629/          JCPenney, Marshall Field's, Mervyn's,         None
 Portage (Kalamazoo),             1992               263,669          Sears
 Michigan

Cumberland Mall                   1973/           1,171,495/          JCPenney, Macy's, Rich's, Sears               None
 Atlanta, Georgia                 1989               337,380

Division Crossing                 1990               93,390/          Rite Aid, Safeway                             N/A
 Portland, Oregon                                     93,390

Eagle Ridge Mall                  1996/             625,125/          Dillard's, JCPenney, Sears                    None
 Lake Wales (Orlando),            2000               313,873
 Florida

Eastridge Mall                    1982/             571,842/          The Bon Marche, JCPenney, Sears,              None
 Casper, Wyoming                  1997               282,046          Target

Eden Prairie Mall                 1976/           1,127,058/          Kohl's, Mervyn's, Sears,                      None
 Eden Prairie (Minneapolis),   1989,1994,2001        394,851          Target, Von Maur
 Minnesota

Fallbrook Mall                    1966/           1,010,427/          Home Depot, Kohl's,                           One (4)
 West Hills (Los Angeles),   1985,2002,2003          445,615          Mervyn's, Target
 California

Fort Union Plaza                  1978/              32,969/          Bucca Di Beppo                                N/A
 Salt Lake City, Utah           1982-1987             32,969

Fox River Mall                    1984/           1,221,520/          JCPenney, Marshall Field's, Scheel's          None
 Appleton, Wisconsin    1985,1991,1997,2002,2003     532,883          All Sports, Sears, Target, Younkers

Fremont Village                   1977              103,538/          Sav-On Drug,                                  N/A
 Las Vegas, Nevada                                   103,538          Smith's Food & Drug


                                    15 of 47

                                                  TOTAL GLA/MALL
                                     YEAR          AND FREESTANDING
  NAME OF CENTER/              OPENED/REMODELED         GLA                                                         ANCHOR
   LOCATION (1)                  OR EXPANDED      (SQUARE FEET) (2)            ANCHORS/SIGNIFICANT TENANTS        VACANCIES (3)
---------------------            -----------      -----------------     ----------------------------------------  -------------
Gateway Crossing                    1992             183,659/           Michaels', Ross,                              N/A
 Bountiful, Utah                                      183,659           ShopKo, TJ Maxx

Gateway Mall                        1990/            724,885/           The Emporium (9), Sears, Target               None
 Springfield, Oregon                1999              441,620

Grand Teton Mall                    1984             541,746/           The Bon Marche, Dillard's, JCPenney           None
 Idaho Falls, Idaho                                   271,821           Sears

Grand Traverse Mall                 1992             577,632/           JCPenney, Marshall Field's, Target            None
 Traverse City, Michigan                              312,283

Greenwood Mall                      1979/            829,239/           Dillard's, Famous Barr,                       None
 Bowling Green, Kentucky       1987,1996,2002         400,186           JCPenney, Sears

Halsey Crossing                     1990/             96,038/           Safeway                                       N/A
 Gresham (Portland),                2000               96,038
 Oregon

KIDK/Baskin Robbins                 1980               1,814/           Baskin Robbins                                N/A
 Idaho Falls, Idaho                                     1,814

Knollwood Mall                      1955/            403,802/           Cub Foods, Kohl's                             None
 St. Louis Park,                  1981,1999           193,202
 (Minneapolis), Minnesota

Lakeview Square Mall                1983/            607,095/           JCPenney, Marshall Field's, Sears             None
 Battle Creek, Michigan           1998,2001           315,502

Lansing Mall                        1969/            838,502/           JCPenney, Marshall Field's, Mervyn's,         None
 Lansing, Michigan                  2001              447,332           Younkers

Lockport Mall                       1975/            336,075/           The Bon Ton, Rosa's Homestore                 One
 Lockport, New York                 1984              122,994

Mall of the Bluffs                  1986/            678,397/           Dillard's, JCPenney, Sears, Target            None
 Council Bluffs                   1988,1998           352,523
 (Omaha, Nebraska), Iowa

Mall St. Vincent                    1976/            545,687/           Dillard's, Sears                              None
 Shreveport, Louisiana              1991              197,687

Mall at Sierra Vista                1999             338,875/           Dillard's, Sears                              None
 Sierra Vista, Arizona                                142,383

Market Place Shopping Center      1976/1984        1,105,843/           Bergners, Famous Barr,                        One
 Champaign, Illinois          1987,1990,1994,1999     492,712           Sears

McCreless Mall (6)               1962/               477,646/           Beall's                                       One
 San Antonio, Texas            1985,1997              291,788

North Plains Mall                 1985/              298,993/           Beall's, Dillard's, JCPenney,                 None
 Clovis, New Mexico               1988                103,449           Sears

Northridge Fashion Center         1971/            1,516,383/           JCPenney, Macy's, Robinsons-May,              None
 Northridge (Los Angeles),      1995,1997             691,940           Sears
 California

North Temple Plaza                1970                10,085/           Albertsons, Rite Aid                          N/A
 Salt Lake City, Utah                                  10,085

North Town Mall                   1955/            1,056,391/           The Bon Marche, The Emporium (9),             None
 Spokane, Washington      1961,1977,1984,1989,        503,140           JCPenney, Mervyn's, Sears
                            1992,1999-2000



                                    16 of 47

                                                  TOTAL GLA/MALL
                                    YEAR          AND FREESTANDING
  NAME OF CENTER/             OPENED/REMODELED         GLA                                                         ANCHOR
   LOCATION (1)                 OR EXPANDED      (SQUARE FEET) (2)          ANCHORS/SIGNIFICANT TENANTS         VACANCIES (3)
---------------------           -----------      -----------------     ---------------------------------------  -------------
Oakwood Mall                       1986/             823,004/          JCPenney, Marshall Field's,                  None
 Eau Claire, Wisconsin         1991,1995,1997         337,928          Scheel's All Sports, Sears, Younkers

Orem Plaza-Center Street           1977/              85,221/          Savers, Showbiz Pizza                        N/A
 Orem, Utah                        1989                85,221

Orem Plaza-State Street            1975               27,497/          Rite Aid, Staples                            N/A
 Orem, Utah                                           27,497

Park Place                         1974/           1,037,013/          Dillard's, Macy's, Sears                     None
 Tucson, Arizona                 1998,2001            455,556

Pecanland Mall                     1985              946,995/          Dillard's, JCPenney,                         None
 Monroe, Louisiana                                    328,999          McRae's, Mervyn's, Sears

Piedmont Mall                      1984/             662,248/          Belk, Belk Men's, JCPenney,                  One
 Danville, Virginia                1995               199,628          Sears

Pierre Bossier Mall                1982/             612,580/          Dillard's, JCPenney,                         One
 Bossier City (Shreveport),      1985,1993            230,676          Sears, Stage
 Louisiana

Pine Ridge Mall                    1981              610,305/          The Bon Marche, Dillard's, JCPenney          None
 Pocatello, Idaho                                     172,318          Sears, ShopKo

The Pines                          1986/             604,989/          Dillard's, JCPenney,                         None
 Pine Bluff, Arkansas              1990               265,282          Sears, Wal-Mart

Plaza 800                          1975              176,431/          Albertsons, ShopKo                           N/A
 Reno, Nevada                                         176,431

Plaza 9400                         1979              207,980/          Albertsons, Fred Meyer                       N/A
 Sandy, Nevada                                        207,980

Prince Kuhio Plaza                 1985/             504,427/          JCPenney (5), Macy's, Sears                  One
 Hilo, Hawaii                    1994,1999            271,805

Provo Towne Center (7)             1998              801,597/          Dillard's, JCPenney, Sears                   None
 Provo, Utah                                          309,878

Red Cliffs Mall                    1990              385,476/          Dillard's, JCPenney, Sears                   One
 St. George, Utah                                     108,419

Red Cliffs Plaza                   1994               57,304/          America's Best Furniture                     N/A
 St. George, Utah                                      57,304          Warehouse

Regency Square Mall                1968/           1,455,865/          Belk, Dillard's, JCPenney,                   One
 Jacksonville, Florida        1992,1998,2001          576,864          Sears

Rio West Mall                      1981/             445,076/          Beall's, JCPenney, Kmart                     None (8)
 Gallup, New Mexico              1991,1998            263,943

River Falls Mall                   1990              754,974/          Dillard's, Toys 'R' Us, Wal-Mart             None
 Clarksville, Indiana                                 409,936

River Hills Mall                   1991/             646,113/          Herberger's, JCPenney,                       None
 Mankato, Minnesota                1996               284,064          Sears, Target

Riverlands Shopping Center         1965/             187,718/          Big Lots                                     N/A
 LaPlace (New Orleans),          1984,1990            187,718
 Louisiana

River Pointe Plaza                 1988              224,147/          Albertsons, ShopKo                           N/A
 West Jordan, Utah                                    224,147



                                    17 of 47

                                                 TOTAL GLA/MALL
                                    YEAR         AND FREESTANDING
  NAME OF CENTER/             OPENED/REMODELED        GLA                                                          ANCHOR
   LOCATION (1)                 OR EXPANDED     (SQUARE FEET) (2)           ANCHORS/SIGNIFICANT TENANTS         VACANCIES (3)
---------------------           -----------     -----------------     ---------------------------------------   -------------
Riverside Plaza                    1977/            174,655/          Big Lots, Macy's, Rite Aid                    N/A
 Provo, Utah                       1993              174,655

RiverTown Crossings                1999           1,256,814/          Galyans, JCPenney, Kohl's,                    None
 Grandville (Grand Rapids),                          529,843          Marshall Field's, Sears, Younkers
 Michigan

Salem Center                       1979/            648,556/          JCPenney, Meier & Frank, Mervyn's,            None
 Salem, Oregon                   1987,1995           210,556          Nordstrom

Silver Lake Mall                   1989/            333,755/          The Bon Ton, The Emporium (9), JCPenney,      None
Coeur d'Alene, Idaho               1995              116,262          Sears

Sooner Mall                        1976/            508,585/          Dillard's, JCPenney, Old Navy,                None
 Norman, Oklahoma                1989,1999           168,513          Sears, Stein Mart

Southlake Mall                     1976/          1,017,347/          JCPenney, Macy's, Rich's, Sears               None
 Morrow (Atlanta),               1995,1999           278,847
 Georgia

Southland Mall                     1964/          1,312,159/          JCPenney, Macy's, Mervyn's, Sears             None
 Hayward, California          1968,1972,1984         571,895

SouthShore Mall                    1981             284,088/          JCPenney, Sears                               None
 Aberdeen, Washington                                150,313

Southwest Plaza                    1983/          1,285,095/          Dillard's, Foley's, JCPenney, Sears           One
 Littleton (Denver),          1994,1995,2001         647,918
 Colorado

Spokane Valley Mall (7)            1997             739,140/          The Bon Marche, JCPenney, Sears               None
 Spokane, Washington                                 360,056

Spokane Valley Plaza               2001             132,048/          Linens 'n Things, Old Navy,                   N/A
 Spokane, Washington                                 132,048          Sportsman's Warehouse

Spring Hill Mall                   1980/          1,108,992/          Carson Pirie Scott, JCPenney, Kohl's,         None
 West Dundee (Chicago),          1992,1997           376,196          Marshall Field's, Sears, Wickes Furniture
 Illinois

Three Rivers Mall                  1987             527,028/          The Bon Marche, The Emporium (9),             None
 Kelso, Washington                                   330,693          JCPenney, Sears

Tucson Mall                        1982/          1,304,899/          Dillard's, JCPenney, Macy's,                  None
  Tucson, Arizona                1991,1993           446,635          Mervyn's, Robinsons-May, Sears

Twin Falls Crossing                1976              37,680/          Kalic Investors                               N/A
 Twin Falls, Idaho                                    37,680

University Crossing                1971/            199,136/          Barnes & Noble, Burlington Coat Factory,      N/A
 Orem, Utah                      1975,1995           199,136          CompUSA, OfficeMax

Valley Hills Mall                  1978/            904,542/          Belk, Dillard's, JCPenney, Sears              None
 Hickory, North Carolina       1988,1990,1996        293,026

Valley Plaza Shopping Center       1967/          1,162,335/          Gottschalks, JCPenney,                        None
 Bakersfield, California       1988,1997,1998        435,646          Macy's, Robinsons-May, Sears

Victoria Ward               1972/1982,1988,1995,    695,473/          Borders Books, Consolidated Amusement         N/A
 Honolulu, Hawaii              1997,1999,2001        538,290          Theatres, Dave & Busters, Nordstrom Rack,
                                                                      Office Depot, Ross Dress for Less,
                                                                      Sports Authority

Visalia Mall                       1964/            439,833/          Gottschalks, JCPenney                         None
 Visalia, California               1997              182,833



                                    18 of 47

                                                TOTAL GLA/MALL
                                 YEAR          AND FREESTANDING
  NAME OF CENTER/           OPENED/REMODELED         GLA                                                               ANCHOR
   LOCATION (1)               OR EXPANDED      (SQUARE FEET) (2)              ANCHORS/SIGNIFICANT TENANTS           VACANCIES (3)
---------------------         -----------      -----------------      ------------------------------------------    -------------
West Valley Mall                 1995/             851,361/           Gottschalks, JCPenney, Ross Dress for Less,       None
 Tracy (San Francisco),          1997               490,886           Sears, Target
 California

Westwood Mall                    1972/             454,984/           Elder-Beerman, JCPenney                           One
 Jackson, Michigan             1978,1993            136,890

White Mountain Mall              1978              341,274/           Harley Davidson, Herberger's, JCPenney            One
 Rock Springs, Wyoming                              174,766

Woodlands Village                1989               91,858/           Bashas', Wal-Mart                                 N/A
  Flagstaff, Arizona                                 91,858

Yellowstone Square               1973/             222,075/           Albertsons                                        N/A
  Idaho Falls, Idaho           1977,1988            222,075





(1) In certain cases, where a Center's location is part of a larger metropolitan area, the metropolitan area is identified in parentheses.

(2)      Includes square footage added in redevelopment/expansion projects.

(3) Anchor vacancy is not applicable for certain smaller strip mall, community center or free-standing properties.

(4) Owned in a joint venture with independent, non-controlling minority investors.

(5)      Contract pending for replacement.

(6) Property subject to a contract for sale at January 21, 2003 and scheduled to be sold by March 31, 2003.

(7) Owned in a joint venture with affiliate of one of the anchor stores with a 25% minority ownership interest.

(8) One anchor has announced plans to close but is operating at the property at December 31, 2002.

(9) Operating at December 31, 2002 but parent company has declared bankruptcy.

(10) Operating at December 31, 2002 but scheduled for redevelopment into Mall Stores in 2003 and 2004.






                                    19 of 47

                             UNCONSOLIDATED CENTERS

                                                  OWNERSHIP      TOTAL GLA/MALL
                                YEAR OPENED/      INTEREST %    AND FREESTANDING
NAME OF CENTER/                  REMODELED        OPERATING           GLA                                           ANCHOR
 LOCATION (1)                   OR EXPANDED      PARTNERSHIP     SQUARE FEET(2)    ANCHORS/SIGNIFICANT TENANTS     VACANCIES
-------------------------       -----------      -----------     --------------    ---------------------------     ---------
Alderwood Mall                      1979/             50           980,934/        The Bon Marche, JCPenney,         None
 Lynnwood (Seattle),                1995                            308,646        Nordstrom, Sears
 Washington

Altamonte Mall                      1974/             50         1,088,479/        Burdines, Dillard's,              None
 Altamonte Springs (Orlando),   1990,2002,2003                      409,931        JCPenney, Sears
 Florida

Arrowhead Towne Center              1993            16.7         1,131,276/        Dillard's, JCPenney,Mervyn's,     None
 Glendale, Arizona                                                  393,329        Robinsons-May, Sears

Bay City Mall                       1991/             50           525,019/        JCPenney, Sears,                  None
 Bay City, Michigan               1994,1997                         209,368        Target, Younkers

Brass Mill Center and Commons       1997              50         1,181,596/        Filene's, JCPenney,               One
 Waterbury, Connecticut                                             598,958        Sears

Carolina Place                      1991/             50         1,099,981/        Belk, Dillard's, Hecht's,         None
 Pineville (Charlotte),             1994                            326,479        JCPenney, Sears
 North Carolina

Chula Vista Center                  1962/             50           885,739/        JCPenney, Macy's,                 None
 Chula Vista (San Diego),      1988,1993,1994                       324,479        Mervyn's, Sears
 California

Clackamas Town Center               1981/             50         1,184,448/        JCPenney, Meier & Frank, Meier    None
 Portland, Oregon                 1993,1994                         409,606        & Frank Home Store, Nordstrom,
                                                                                   Sears

Columbiana Centre                   1990/             50           831,515/        Belk, Dillard's,                  None
 Columbia, South Carolina           1993                            272,538        Parisian, Sears

Deerbrook Mall                      1984/             50         1,200,052/        Dillard's, Foley's, JCPenney,     None
 Humble (Houston), Texas          1996,1997                         460,459        Mervyn's, Sears

Eastridge Mall                      1970/             51         1,358,744/        JCPenney, Macy's, Sears           One (3)
 San Jose, California          1982,1988,1995                       501,263

First Colony Mall                   1996              50         1,005,393/        Dillard's, Foley's, JCPenney,     None
 Sugar Land (Houston), Texas                                        386,345        Mervyn's

Florence Mall                       1976/             50           924,341/        JCPenney, Lazarus, Lazarus        None
 Florence                           1994                            371,934        Home Store, Sears
 (Cincinnati, Ohio), Kentucky

Galleria at Tyler                   1970/             50         1,055,184/        JCPenney, Macy's,                 None
 Riverside, California            1991,1996                         441,724        Nordstrom, Robinsons-May

Glendale Galleria                   1976/             50         1,322,040/        JCPenney, Macy's, Mervyn's,       None
 Glendale, California             1983,1987                         517,040        Nordstrom, Robinsons-May

Kenwood Towne Center              1959/1988           50         1,082,681/        Dillard's, Lazarus, Parisian      None
 Cincinnati, Ohio                                                   481,089

Lakeland Square Mall                1988/             50           901,214/        Belk, Burdines, Dillard's,        None
 Lakeland (Orlando), Florida      1990,1994                         291,176        Dillard's Men's and Home Store,
 JCPenney, Sears

Landmark Mall                       1965/             51           969,989/        Hecht's, Lord & Taylor, Sears     One
Alexandria (Washington, D.C.),    1989,1990                         359,052
Virginia


                                    20 of 47

                                                  OWNERSHIP      TOTAL GLA/MALL
                                YEAR OPENED/      INTEREST %    AND FREESTANDING
NAME OF CENTER/                  REMODELED        OPERATING           GLA                                             ANCHOR
 LOCATION (1)                   OR EXPANDED      PARTNERSHIP     SQUARE FEET(2)    ANCHORS/SIGNIFICANT TENANTS       VACANCIES
-------------------------       -----------      -----------     --------------    ---------------------------       ---------
Mayfair                             1958/             51          1,060,273/       The Boston Store,                   None
 Wauwatosa (Milwaukee),     1973,1986,1994, 2001                     560,963       Marshall Field's
 Wisconsin

Meadows Mall                        1978/             51            947,370/       Dillard's, JCPenney, Macy's,        None
 Las Vegas, Nevada                1987,1997                          310,517       Sears

Montclair Plaza                     1968/             50          1,372,095/       JCPenney, Macy's,                   None
 Montclair (San Bernadino),         1985                             569,080       Nordstrom, Robinsons-May,
 California                                                                        Sears

Moreno Valley Mall                  1992              50          1,035,273/       Gottschalks, JCPenney,              None
 Moreno Valley (Riverside),                                          429,739       Robinsons-May, Sears
 California

Natick Mall                         1966/             50          1,155,711/       Filene's, Lord & Taylor,            None
 Natick (Boston),                   1994                             431,711       Macy's, Sears
 Massachusetts

Neshaminy Mall                      1968/             25          1,043,011/       Boscov, Sears,                      None
 Bensalem, Pennsylvania           1995,1998                          439,416       Strawbridge and Clothiers

Newgate Mall                        1981/             50            686,060/       Dillard's, Gart Bros., Mervyn's,    None
 Ogden (Salt Lake City),          1994,1998                          275,896       Sears
 Utah

NewPark Mall                        1980/             50          1,137,559/       JCPenney, Macy's, Mervyn's,         None
 Newark (San Francisco),            1993                             394,095       Sears, Target
 California

Northbrook Court                     1976/            50          1,017,066/       Lord & Taylor, Marshall Field's,    None
 Northbrook (Chicago),            1995,1996                          480,789       Neiman Marcus
 Illinois

Northgate Mall                      1972/             51            824,430/       JCPenney, Proffitt's, Sears         None
 Chattanooga, Tennessee           1991,1997                          381,810

North Point Mall                    1993              50          1,365,903/       Dillard's, JCPenney, Lord &         None
 Alpharetta (Atlanta), Georgia                                       395,803       Taylor, Parisian, Rich's, Sears

The Oaks Mall                       1978/             51            906,009/       Belk, Burdines, Dillard's,          None
 Gainesville, Florida               1995                             348,142       JCPenney, Sears

Oak View Mall                       1991              51            866,595/       Dillard's, JCPenney,                None
 Omaha, Nebraska                                                     262,335       Sears, Younkers

Oglethorpe Mall                     1969/             51            951,059/       Belk, JCPenney, Rich's, Sears       None
 Savannah, Georgia        1974,1982,1990,1992,2002                   414,475

Park City Center                    1970/             51          1,368,029/       The Bon Ton, Boscov, JCPenney,      None
 Lancaster (Philadelphia),        1988,1997                          504,840       Kohl's, Sears
 Pennsylvania

The Parks at Arlington              1988/             50          1,520,316/       Dillard's, Foley's, Galyans,        None
 Arlington (Dallas), Texas       1996,2002                           472,371       The Great Indoors, JCPenney,
                                                                                   Mervyn's, Sears

Pavilions at Buckland Hills         1990/             50          1,009,489/       Dick's Sporting Goods, Filene's,    None
Manchester, Connecticut             1994                             416,845       JCPenney, Lord & Taylor, Sears

Pembroke Lakes Mall                 1992/             50          1,106,467/       Burdines, Dillard's,                None
 Pembroke Pines                     1997                             395,192       Dillard's Men's and Home Store,
 (Fort Lauderdale), Florida                                                        JCPenney, Sears

Quail Springs Mall                  1980/             50          1,130,633/       Dillard's, Foley's,                 None
 Oklahoma City, Oklahoma       1992,1998,1999                        442,780       JCPenney, Sears



                                    21 of 47

                                                  OWNERSHIP      TOTAL GLA/MALL
                                YEAR OPENED/      INTEREST %    AND FREESTANDING
NAME OF CENTER/                  REMODELED        OPERATING           GLA                                             ANCHOR
 LOCATION (1)                   OR EXPANDED      PARTNERSHIP     SQUARE FEET(2)    ANCHORS/SIGNIFICANT TENANTS       VACANCIES
-------------------------       -----------      -----------     --------------    ---------------------------       ---------
Silver City Galleria                1992/            50           1,015,314        Filene's, JCPenney, Sears            Two
 Taunton (Boston),                  1999                            433,628
 Massachusetts

Steeplegate Mall                    1990             50             488,450/       The Bon Ton, JCPenney, Sears         None
 Concord, New Hampshire                                              232,103

Stonebriar Centre                   2000             50           1,652,840/       Foley's, Galyans, JCPenney,          None
 Frisco (Dallas), Texas                                              706,423       Macy's, Nordstrom, Sears

Superstition Springs                1990/          16.7           1,084,607/       Dillard's, JCPenney, Mervyn's,       None
 East Mesa (Phoenix),               1994                             377,913       Robinsons-May, Sears
 Arizona

Town East Mall                      1971/            50           1,249,506/       Dillard's, Foley's, JCPenney,        None
 Mesquite (Dallas),          1986,1996,1998,2000                     440,020       Sears
 Texas

Tysons Galleria                     1988/            50             814,456/       Macy's, Neiman Marcus,               None
 McLean (Washington, D.C.),      1994,1997                           302,523       Saks Fifth Avenue
 Virginia

Vista Ridge Mall                    1989/            50           1,054,865/       Dillard's, Foley's,                  None
 Lewisville (Dallas), Texas         1991                             381,803       JCPenney, Sears

Washington Park Mall                1984/            50             351,457/       Dillard's, JCPenney,                 None
 Bartlesville, Oklahoma             1986                             157,161       Sears

West Oaks Mall                      1996/            50           1,071,973/       Dillard's, JCPenney,                 None
 Ocoee (Orlando), Florida           1998                             428,491       Parisian, Sears

Westroads Mall                      1968/            51           1,119,719/       Galyans, JCPenney, The Jones         None
 Omaha, Nebraska              1990,1995,1999                         354,419       Store, Von Maur, Younkers

Willowbrook Mall                    1981/            50           1,510,909/       Dillard's, Foley's, Foley's Home     None
 Houston, Texas                     1992                             404,325       Store, JCPenney, Lord & Taylor,
                                                                                   Sears

The Woodlands Mall                  1994/            50           1,177,713/       Dillard's, Foley's, JCPenney,        None
 The Woodlands                      1998                             349,645       Mervyn's, Sears
 (Houston), Texas


(1) In certain cases where a Center's location is part of a larger metropolitan area, the metropolitan area is identified in parenthesis.

(2)      Includes square footage added in redevelopment/expansion projects.

(3)      Location scheduled for demolition and renovation.


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

                             The following table indicates the parent company of each Anchor and sets forth the number of stores and square feet owned or leased by each Anchor at the Portfolio Centers as of December 31, 2002.


                                    22 of 47

                        GENERAL GROWTH PROPERTIES, INC.
                               PORTFOLIO ANCHORS
                            AS OF DECEMBER 31, 2002

                                                        TOTAL       SQUARE FEET
                  NAME                                 STORES         (000'S)
                  ----                                 ------         -------
    Sears
     Sears                                               100         14,351
     The Great Outdoors                                    1            133
                                                         ---         ------
         Sub-Total Sears                                 101         14,484

    JCPenney                                             101         11,756

    Dillard's Inc.
     Dillard's                                            53          8,512
     Dillard's Men's and Home Store                        4            340
                                                         ---         ------
         Sub-Total Dillard's Inc.                         57          8,852
                                                         ===         ======

    Target Corporation
     Mervyn's                                             24          1,992
     Target                                               16          1,792
     Marshall Field's                                     13          1,917
                                                         ---         ------
         Sub-Total Target Corporation                     53          5,701
                                                         ===         ======

    May Department Stores Company
     Foley's                                              12          2,180
     Robinsons-May                                         9          1,465
     Lord & Taylor                                         6            701
     Filene's                                              4            667
     Meier & Frank                                         3            597
     Hecht's                                               2            345
     Famous Barr                                           2            272
     Strawbridge and Clothiers                             1            218
     Meier & Frank Home Store                              1            166
     Foley's Home Store                                    1            156
     The Jones Store                                       1            153
                                                         ---         ------
         Sub-Total May Department Stores Company          42          6,920
                                                         ===         ======

    Federated Department Stores, Inc.
     Macy's                                               20          3,549
     The Bon Marche                                        9            956
     Rich's                                                5            937
     Burdines                                              5            676
     Lazarus                                               2            361
     Lazarus Home Store                                    1            112
                                                         ---         ------
         Sub-Total Federated Department Stores, Inc.      42          6,591
                                                         ===         ======




                                    23 of 47

                                GENERAL GROWTH PROPERTIES, INC.
                                       PORTFOLIO ANCHORS
                                    AS OF DECEMBER 31, 2002
                                          (continued)

                                                          TOTAL       SQUARE FEET
                  NAME                                   STORES         (000'S)
                  ----                                   ------         -------
       Saks Holdings Incorporated
         Younkers                                            9          1,030
         Parisian                                            4            542
         Herberger's                                         3            187
         McRae's                                             2            250
         Boston Store                                        1            211
         Bergner's                                           1            154
         Carson Pirie Scott                                  1            138
         Saks Fifth Avenue                                   1            120
         Proffitt's                                          1             90
                                                         -----         ------
           Sub-Total Saks Holdings Incorporated             23          2,722
                                                         =====         ======

       Belk
         Belk                                                8          1,172
         Belk Men's                                          1             34
                                                         -----         ------
           Sub-Total Belk                                    9          1,206
                                                         =====         ======

       Nordstrom                                             7            855
       Kohl's                                                6            556
       Gottschalks                                           5            568
       The Bon Ton                                           4            356
       Galyans                                               4            337
       The Emporium                                          4            205
       Neiman-Marcus                                         3            423
       Scheel's All Sports                                   3            268
       Beall's                                               3             81
       Ross Dress for Less                                   3             81
       Boscov                                                2            412
       Kmart                                                 2            171
       Wal-Mart                                              2            196
       Von Maur                                              2            329
       Elder-Beerman                                         2            141
       Cub Foods                                             1            130
       Dick's Sporting Goods                                 1             80
       Rosa's Home Store                                     1             50
       Toys 'R' Us                                           1             48
       Stein Mart                                            1             39
       Stage                                                 1             35
       Old Navy                                              1             34
       Home Depot                                            1            135
       Shopko                                                1            112
       Gart Bros.                                            1             64
       Wicks Furniture                                       1             51
       Kaye Home Furnishings                                 1             51
       Harley Davidson                                       1             45
       Dave & Buster's                                       1             44
       Nordstrom Rack                                        1             31
       Office Depot                                          1             31
       Borders                                               1             30
                                                         -----         ------
                                                            69          5,989
                                                         =====         ======


                                    24 of 47

             GROUND LEASES   The Company currently leases the land under Rio
                             West Mall, Prince Kuhio Plaza, Tucson Mall and the office building owned and used by the Company as its headquarters, a portion of the land under Lansing Mall, Mall St. Vincent and Ala Moana malls, a portion of the land at certain retail centers included in the JP Realty Assets, and a portion of the land under the Apache, SouthShore and Bayshore parking areas. In addition, a portion of the land underlying Kenwood Towne Center, owned by GGP/Teachers, is subject to a long-term ground lease. The leases generally contain various purchase options available to the Company and typically provide for a right of first refusal in favor of the Company in the event of a proposed sale of the property by the landlord.

                             For other information concerning the properties in the Company Portfolio see "Item 1 - Business - Business of the Company" and for additional information concerning the mortgage debt encumbering the Wholly-Owned Centers, see Note 5. As stated in Item 1 above, management of the Company believes that each of the properties in the Company Portfolio is adequately insured.

             ITEM 3. LEGAL   The Company is not currently involved in any
             PROCEEDINGS     material litigation nor, to the Company's
                             knowledge, is any material litigation currently threatened against the Company, the properties or any of the Unconsolidated Real Estate Affiliates.
                             For information about certain environmental matters, see "Item 1 - Business - Environmental
                             Matters."

     ITEM 4. SUBMISSION OF   No matters were submitted to a vote of General
              MATTERS TO A   Growth's stockholders during the fourth quarter of
          VOTE OF SECURITY   fiscal 2002.
                   HOLDERS



                                    25 of 47

                   PART II   The Common Stock is listed on the New York Stock
           ITEM 5.  MARKET   Exchange ("NYSE") and trades under the symbol
          FOR REGISTRANT'S   "GGP". As of March 13, 2003, the 62,748,198
             COMMON EQUITY   outstanding shares of Common Stock were held by
               AND RELATED   approximately 1,777 stockholders of record. The
               STOCKHOLDER   closing price per share of the Common Stock on the
                   MATTERS   NYSE on such date was $52.63 per share.

                             Set forth below are the high and low sales prices per share of Common Stock for each such period as reported by the NYSE, and the distributions per share of Common Stock declared for each such period.


                                       PRICE
          2002                  -------------------       DECLARED
     QUARTER ENDED                HIGH        LOW       DISTRIBUTION
   ---------------------        --------   --------   ---------------
      March 31                  $  44.74   $  38.00       $  .65
      June 30                   $  51.00   $  44.18       $  .65
      September 30              $  51.80   $  41.35       $  .72
      December 31               $  52.29   $  45.15       $  .72



                                       PRICE
        2001                  ---------------------       DECLARED
    QUARTER ENDED                HIGH        LOW        DISTRIBUTION
 ---------------------        ---------    --------    -------------
    March 31                  $   38.38    $  33.00      $  .53
    June 30                   $   39.36    $  33.75      $  .53
    September 30              $   39.51    $  32.80      $  .65
    December 31               $   40.50    $  34.35      $  .65




                                       PRICE
          2000                  --------------------       DECLARED
     QUARTER ENDED                HIGH         LOW       DISTRIBUTION
   ---------------------        --------    --------    -------------
      March 31                  $  30.56    $  26.38      $  .51
      June 30                   $  34.19    $  29.63      $  .51
      September 30              $  34.50    $  31.69      $  .51
      December 31               $  36.50    $  28.69      $  .53


                                    26 of 47

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


                                                     2002          2001         2000          1999         1998
                                                  -----------   ----------   ----------    -----------  -----------
         OPERATING DATA
         Revenue                                  $   980,466   $  803,709   $  698,767    $   612,342  $   426,576
         Network discontinuance costs                      --       66,000           --             --           --
         Depreciation and amortization                180,028      145,352      119,663        108,272       75,227
         Other operating expenses                     369,731      295,843      226,234        206,088      151,784
         Interest expense, net                        215,246      209,622      212,649        174,104      109,840
         Income allocated to
           minority interests                         (87,003)     (40,792)     (52,380)       (33,058)     (29,794)
         Equity in income of
           unconsolidated affiliates                   82,118       63,566       50,063         19,689       11,067
         Net gain on sales                                 25           --           44          4,412          196
                                                  -----------   ----------   ----------    -----------  -----------
         Income before extraordinary items and
          cumulative effect of accounting change      210,601      109,666      137,948        114,921       71,194
         Extraordinary items                           (1,343)     (14,022)          --        (13,796)      (4,749)
         Cumulative effect of accounting change            --       (3,334)          --             --           --
                                                  -----------   ----------   ----------    -----------  -----------
         Net income                                   209,258       92,310      137,948        101,125       66,445
                                                  -----------   ----------   ----------    -----------  -----------
         Convertible Preferred Stock Dividends        (24,467)     (24,467)     (24,467)       (24,467)     (13,433)
         Net income available
           to common stockholders                 $   184,791   $   67,843   $  113,481    $    76,658  $    53,012
                                                  ===========   ==========   ==========    ===========  ===========

         Earnings before extraordinary items
           and cumulative effect of accounting
           change per share-Basic                 $      2.99   $     1.61   $     2.18    $      1.97  $      1.60
         Earnings before extraordinary items
           and cumulative effect of accounting
           change per share-Diluted                      2.97         1.61         2.18           1.96         1.59
         Earnings per share-Basic                        2.97         1.28         2.18           1.67         1.46
         Earnings per share-Diluted                      2.95         1.28         2.18           1.66         1.46
         Distributions Declared Per Share         $      2.74   $     2.36   $     2.06    $      1.98  $      1.88

         CASH FLOW DATA
         Operating Activities                     $   508,363   $  207,125   $  287,103    $   205,705      $84,764
         Investing Activities                      (1,013,640)    (367,366)    (356,914)    (1,238,268)  (1,479,607)
         Financing Activities                         398,162      293,767       71,447      1,038,526    1,388,575


         FUNDS FROM OPERATIONS (1)
         Operating Partnership                    $   479,971   $  376,799   $  330,299    $   274,234     $192,274
         Minority Interest                           (114,894)    (101,844)     (90,805)       (82,631)     (69,182)
         Funds From Operations-Company                365,077      274,955      239,494        191,603      123,092

         BALANCE SHEET DATA
         Investment in Real Estate Assets-Cost    $ 7,724,515   $5,707,967   $5,439,466    $ 5,023,690   $4,063,097
         Total Assets                               7,280,822    5,646,807    5,284,104      4,954,895    4,027,474
         Total Debt                                 4,592,311    3,398,207    3,244,126      3,119,534    2,648,776

         Preferred Units                              468,201      175,000      175,000             --           --
         Common Units                                 377,746      380,359      355,158        356,540      299,431
         Convertible Preferred Stock                  337,500      337,500      337,500        337,500      337,500
         Stockholders' Equity                     $ 1,196,525   $1,183,386   $  938,418    $   927,758  $   585,707

(1) Funds from Operations (as defined below) does not represent cash flow from operations as defined by Generally Accepted Accounting Principles ("GAAP") and is not necessarily indicative of cash available to fund all cash requirements.



                                    27 of 47

                FUNDS FROM   Funds from Operations is used by the real estate
                OPERATIONS   industry and investment community as a
                             supplemental measure of the performance of real estate companies. As revised in October 1999, the National Association of Real Estate Investment
                             Trusts ("NAREIT") defines Funds from Operations as net income (loss) (computed in accordance with GAAP), excluding gains (or losses) from debt restructuring and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. In calculating its Funds from Operations, the Company also excluded $66,000 of network discontinuance costs recognized in 2001 and approximately $6,705 of minimum rent recognized in 2002 pursuant to SFAS No. 141 and No. 142 (Note 13). The Company's Funds from
                             Operations may not be directly comparable to similarly titled measures reported by other real estate investment trusts. Funds from Operations does not represent cash flow from operating activities in accordance with GAAP and should not be considered as an alternative to net income
                             (determined in accordance with GAAP) as an indication of the Company's financial performance or to cash flow from operating activities
                             (determined in accordance with GAAP) as a measure of the Company's liquidity, nor is it indicative of funds available to fund the Company's cash needs, including its ability to make cash distributions. In accordance with past practices and consistent with current recommendations of NAREIT, the Company has and will continue to provide GAAP earnings and earnings per share information in its periodic reports to investors and the real estate investment community.


RECONCILIATION OF NET INCOME DETERMINED IN ACCORDANCE WITH GENERALLY ACCEPTED ACCOUNTING PRINCIPLES TO FUNDS FROM OPERATIONS:


                                                                2002          2001          2000          1999          1998
                                                             ----------    ----------    ----------    ----------    ----------
Net Income available to common stockholders                  $  184,791    $   67,843    $  113,481    $   76,658    $   53,012

Extraordinary items - charges related to early retirement         1,343        14,022            --        13,796         4,749
of debt

Cumulative effect of accounting change                               --         3,334            --            --            --

Allocations to Operating Partnership unitholders                 58,154        25,128        43,026        33,058        29,794

Net (gain) loss on sales                                            (25)           --         1,005        (4,412)         (196)

Depreciation and amortization                                   242,413       200,472       172,787       155,134       104,915

Network discontinuance costs                                         --        66,000            --            --            --

SFAS #141 and #142 below-market lease rent accretion             (6,705)           --            --            --            --
                                                             ----------    ----------    ----------    ----------    ----------

Funds from Operations - Operating Partnership                   479,971       376,799       330,299       274,234       192,274
                                                             ----------    ----------    ----------    ----------    ----------

Funds from Operations - Minority Interest                      (114,894)     (101,844)      (90,805)      (82,631)      (69,182)
                                                             ----------    ----------    ----------    ----------    ----------

Funds from Operations - Company                              $  365,077    $  274,955    $  239,494    $  191,603    $  123,092
                                                             ==========    ==========    ==========    ==========    ==========






                                    28 of 47

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

                             All references to numbered Notes are to specific footnotes to the Consolidated Financial Statements of the Company included in this Annual Report and which descriptions are incorporated into the applicable response by reference. The following discussion should be read in conjunction with such Consolidated Financial Statements and related Notes. Capitalized terms used, but not defined, in this Management's Discussion and Analysis of Financial Condition and Results of Operations have the same meanings as in such Notes.

           FORWARD-LOOKING   Certain statements contained in this Annual Report
               INFORMATION   may include  certain  forward-looking information
                             statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section
                             21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as "expects", "anticipates", "intends", "plans", "believes",
                             "seeks", "estimates" and "should" and variations of these words and similar expressions, are intended to identify these forward-looking statements.
                             Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

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

          USE OF ESTIMATES   The preparation of financial statements in
              AND CRITICAL   conformity with accounting principles generally
       ACCOUNTING POLICIES   accepted in the United States of America requires
                             management to make estimates and assumptions.
                             These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that are both significant to the overall presentation of the Company's financial condition and results of operations and require management to make difficult, complex or subjective judgments. For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, recoverable amounts of receivables and deferred taxes and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions, as further discussed below. Actual results could differ from those estimates for a variety of reasons, certain of which are discussed below. The Company's critical accounting policies have not changed during 2002, except for the election, during the second quarter of 2002, to adopt the fair value based employee stock-based compensation expense recognition provisions of
                             SFAS 123, as discussed in Note 9.



                                    29 of 47

                             INITIAL VALUATIONS AND ESTIMATED USEFUL LIVES OR AMORTIZATION PERIODS FOR PROPERTY AND INTANGIBLES:
                             Upon acquisition of an investment property, the Company makes an initial assessment of the initial valuation and composition of the assets and liabilities acquired. These assessments consider fair values of the respective assets and liabilities and are determined based on estimated future cash flows using appropriate discount and capitalization rates. The estimated future cash flows that are used for this analysis reflect the historical operations of the property, known trends and changes expected in current market and economic conditions which would impact the property's operations, and the Company's plans for such property. These estimates of cash flows were particularly important in 2002 given the application of SFAS 141 and 142 (Note 13) for the allocation of purchase price between land, buildings and improvements and other identifiable intangibles. If events or changes in circumstances concerning the property occur, this may indicate that the carrying values or amortization periods of the assets and liabilities may need to be adjusted. The resulting recovery analysis also depends on an analysis of future cash flows to be generated from the property's assets and liabilities. Changes in the Company's overall plans and its views on current market and economic conditions may have a significant impact on the resulting estimated future cash flows of a property that are analyzed for these purposes. As the resulting cash flows are, under current accounting standards, the basis for the carrying values of the assets and liabilities and any subsequent impairment losses recognized, the impact of these estimates on the Company's operations could be substantial. For example, the net consolidated carrying value of the land, buildings and other assets, net of identifiable intangible liabilities, at December 31, 2002 for acquisitions completed by the Company in 2002 was approximately $1.6 billion.

                             RECOVERABLE AMOUNTS OF RECEIVABLES AND DEFERRED
                             TAXES: The Company makes periodic assessments of the collectability of receivables and the recoverability of deferred taxes based on a specific review of the risk of loss on specific accounts or amounts. This analysis places particular emphasis on past-due accounts and considers information such as, among other things, the nature and age of the receivables, the payment history and financial condition of the debtor and the basis for any disputes or negotiations with the debtor. The resulting estimate of any allowance or reserve related to the recovery of these items is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on such debtors.

                             CAPITALIZATION OF DEVELOPMENT AND LEASING COSTS:
                             The Company has historically capitalized the costs of development and leasing activities of its properties. These costs are incurred both at the property location and at the regional and corporate office level. The amount of capitalization depends, in part, on the identification of certain activities to specific projects and lease proposals. The amount of costs capitalized and the recovery of such costs depends upon the ability to make such specific identifications or justifiable allocations. Differences in methodologies of cost identifications and documentation, as well as differing assumptions as to the time incurred on different projects, can yield significant differences in the amounts capitalized.

       CERTAIN INFORMATION   As of December 31, 2002, the Company owns 100% of
        ABOUT THE COMPANY    the Wholly-Owned Centers and GGMI,  50% of the
                 PORTFOLIO   common stock of GGP/Homart, 50% of the membership
                             interests in GGP/Homart II, 50% of the membership interests in GGP/Teachers, 51% of the common stock of GGP Ivanhoe, 51% of the common stock of GGP
                             Ivanhoe III and 50% of Quail Springs Mall and Town
                             East Mall. Reference is made to Notes 3 and 4 for a further discussion of such entities owned by the Company.

                             As of December 31, 2002, GGP/Homart owns interests in twenty-two shopping centers, GGP/Homart II owns interests in ten shopping centers, GGP/Teachers owns



                                    30 of 47
                             interests in five shopping centers, GGP
                             Ivanhoe owns interests in two shopping centers and GGP Ivanhoe III owns interests in eight shopping centers (collectively, with the Wholly-Owned Centers, Quail Springs Mall and Town East Mall, the "Company Portfolio").

                             As used in this Annual Report, the term "GLA" refers to gross leaseable retail space, including Anchors and mall tenant areas; the term "Mall GLA" refers to gross leaseable retail space, excluding Anchors; the term "Anchor" refers to a department store or other large retail store; the term "Mall Stores" refers to stores (other than Anchors) that are typically specialty retailers who lease space in the structure including, or attached to, the primary complex of buildings that comprise a shopping center; the term "Freestanding GLA" means gross leaseable area of freestanding retail stores in locations that are not attached to the primary complex of buildings that comprise a shopping center; and the term "total Mall Stores sales" means the gross revenue from product sales to customers generated by the Mall Stores.

                             The Mall Store and Freestanding Store portions of the centers in the Company Portfolio which were not undergoing significant redevelopment on December 31, 2002 had an occupancy rate of 91% as of such date. This occupancy percentage remained constant as compared to the December 31, 2001 occupancy percentage of the Mall Store and Freestanding Store portions of the centers in the Company Portfolio which were not undergoing significant redevelopment.

                             Total annualized Mall Store sales averaged $355 per square foot for the Company Portfolio for the year ended December 31, 2002, approximately equal to the comparable amount for 2001. Comparable Mall Store sales are retail sales of those tenants that were open the previous 12 months. Therefore, comparable Mall Store sales in the year ended December 31, 2002 are of those tenants that were also operating in the year ended December 31, 2001. Comparable Mall Store sales in the year ended December 31, 2002 decreased by 2.1% as compared to the same period in 2001.

                             The Company Portfolio (excluding 2002 acquisitions) average Mall Store rent per square foot from leases that expired in the year ended December 31, 2002 was $29.90. The Company Portfolio benefited from increasing rents inasmuch as the average Mall Store rent per square foot on new and renewal leases (excluding 2002 acquisitions) executed during this same period was $36.00, or $6.10 per square foot above the average for expiring leases.

     RESULTS OF OPERATIONS   GENERAL:
     OF THE COMPANY          Company revenues are primarily derived from
                             tenants in the form of fixed minimum rents, overage rents and recoveries of operating expenses. Inasmuch as the Company's consolidated financial statements reflect the use of the equity method to account for its investments in GGP/Homart, GGP/Homart II, GGP/Teachers, GGP
                             Ivanhoe, GGP Ivanhoe III, Quail Springs Mall and
                             Town East Mall, the discussion of results of operations of the Company below relates primarily to the revenues and expenses of the Wholly-Owned
                             Centers and GGMI. In addition, the consolidated results of operations of the Company were impacted by the following acquisitions: in April 2000, the Company purchased a 100% interest in Crossroads
                             Center; on January 1, 2001, the Operating
                             Partnership purchased the common stock of GGMI and the preferred stock of GGMI, which was 100% owned by the Operating Partnership, was cancelled; in August 2001, the Company purchased a 100% interest in Tucson Mall; in May 2002, the Victoria Ward
                             Assets were acquired; in July 2002, the JP Realty
                             Assets were acquired; in August 2002, Prince Kuhio
                             Plaza was acquired; in September 2002, Pecanland
                             Mall was acquired; and in December 2002, Southland
                             Mall was acquired. Such 2002 acquisitions represented a net consolidated carrying



                                    31 of 47
                             value at December 31, 2002 of approximately $1.6 billion of net property and equipment, or approximately 26% of the Company's consolidated net property and equipment of approximately $6.2 billion. For purposes of the following discussion of the results of operations, the net effect of acquisitions will include the effect of the new acquisitions in 2002, 2001 and 2000 and the consolidation of GGMI's operations in 2001.

                             COMPARISON OF YEAR ENDED DECEMBER 31, 2002 TO YEAR ENDED DECEMBER 31, 2001 Total revenues for 2002 were $980.5 million, which represents an increase of $176.8 million or approximately 22.0% from $803.7 million for the year ended December 31, 2001. New acquisitions accounted for approximately $104.7 million of the increase in total revenues with increases in tenant recoveries and fee income as discussed below representing the majority of the remaining increase. Minimum rent for the year ended December 31, 2002 increased by $118.6 million or 25.3% from $468.6 million for the year ended December 31, 2001 to $587.2 million for the year ended December 31, 2002. The effect of acquisitions comprised $74.9 million of such increase in minimum rents (including approximately $4.6 million related to SFAS 141 and 142 (Notes 2 and 13)), while the remainder of such increase was due primarily to base rents on expansion space and specialty leasing increases at the comparable centers (properties owned for the entire time during the year ended December 31, 2002 and 2001). Tenant recoveries increased by $34.4 million or 15.5% from $221.9 million in 2001 to $256.3 million in 2002. Of the increase in tenant recoveries, approximately $24.6 million was attributable to new acquisitions and the remainder was due to increased recoverable operating costs at the comparable centers. Overage rents increased $5.3 million or 23.2% from $22.8 million in 2001 to $28.1 million in 2002. The increase in overage rents is substantially all due to new acquisitions. Fees and other income increased by $18.5 million or 20.5% from $90.4 million to $108.9 million for the year ended December 31, 2002 primarily due to increases in acquisition, financing, leasing and development fees.

                             Total operating expenses, including depreciation and amortization, increased by approximately $42.6 million or 8.4%, from $507.2 million for the year ended December 31, 2001 to $549.8 million for the year ended December 31, 2002. Excluding the effects of the $66 million of Network discontinuance costs which were incurred in 2001 but not in 2002, total operating expenses increased approximately $108.6 million in 2002. Of the increase, $53.4 million was due to the effect of acquisitions as discussed below. Property operating expenses increased by $60.7 million or 26.0% from $234.2 million for the year ended December 31, 2001 to $294.9 million for the year ended December 31, 2002, approximately $26.0 million of which was attributable to the effect of acquisitions. The remainder was due primarily to approximately $27.5 million in increases in net payroll and professional services costs including approximately $11.8 million of compensation expenses recognized due to the vesting of certain of the Company's threshold vesting stock options as described in Note 9.

                             Interest expense for the year ended December 31, 2002 was $218.9 million, an increase of $4.6 million or 2.1%, from $214.3 million for the year ended December 31, 2001. This increase was primarily due to loans incurred or assumed in conjunction with new acquisitions, partially offset by lower interest rates in 2002.

                             Equity in income of unconsolidated affiliates increased by approximately $18.5 million or 29.1% to earnings of $82.1 million for the year ended December 31, 2002, from $63.6 million for the year ended December 31, 2001. This increase was partially a result of reduced net interest expense for such affiliates in 2002 due to reduced interest rates on their mortgage loans primarily resulting from refinancings in 2001. In addition, the Company's equity in the income of GGP Ivanhoe III increased approximately $8.7 million, primarily caused by increases in minimum rents, tenant recoveries and specialty




                                    32 of 47
                             leasing revenues at the properties. The Company's equity in the income of GGP/Teachers resulted in an increase in earnings of approximately $6.0 million for 2002.

                             Extraordinary items were approximately $1.3 million in 2002, primarily due to the Company's $0.7 million equity interest in the extraordinary item at Town East, an Unconsolidated Real Estate Affiliate, related to a prepayment penalty incurred in connection with the refinancing of mortgage debt collateralized by Town East Mall.

                             COMPARISON OF YEAR ENDED DECEMBER 31, 2001 TO YEAR ENDED DECEMBER 31, 2000 Total revenues for 2001 were $803.7 million, which represents an increase of $104.9 million or approximately 15.0% from $698.8 million in 2000. Approximately $12.8 million or 12.2% of the increase was from properties acquired or developed after January 1, 2000. Minimum rent during 2001 increased $28.6 million or 6.5% from $440 million in 2000 to $468.6 million. The acquisition and development of properties generated a $7.6 million increase in minimum rents. Expansion space, specialty leasing and a combination of occupancy and rental charges at the comparable centers accounted for the remaining increase in minimum rents. Tenant recoveries increased by $8.4 million or 3.9% from $213.5 million in 2000 to $221.9 million in 2001. The increase in tenant recoveries was generated by a combination of new acquisitions and increased recoverable operating costs at the comparable centers. Overage rents decreased $5.8 million or
                             20.3 % from $28.6 million in 2000 to $22.8 million in 2001. The majority of the decline in overage rents was due to the conversion of overage rent to minimum rent on the releasing of tenant space and due to general economic conditions as discussed below. Fees for 2001 increased $ 70.3 million or 1004.3% from $7.0 million in 2000 to $77.3 million in 2001. The increase was primarily generated by the acquisition of GGMI as described above and in Notes 1 and 4.

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

                             Interest income decreased approximately $7.8
                             million or 62.4% from $12.5 million in 2000 to $4.7 million in 2001. The note receivable from GGMI generated $6.8 million of interest income in 2000, whereas no such interest income was recognized in 2001 due to the consolidation of GGMI in 2001 as discussed above. The corresponding interest expense incurred by GGMI in 2000 was reflected as a component of the



                                    33 of 47
                             equity in the income (loss) of GGMI.

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

                             Extraordinary items were approximately $14.0 million in 2001, primarily due to the refinancing of debt as a result of the GGP MPTC financing (Note
                             5) and the 2001 Offering (Note 1).

     LIQUIDITY AND CAPITAL   As of December 31, 2002, the Company held
          RESOURCES OF THE   approximately $54.1 million of unrestricted cash,
                   COMPANY   cash equivalents and marketable securities. The
                             Company uses operating cash flow as the principal source of internal funding for short-term liquidity and capital needs such as tenant construction allowances and minor improvements made to individual properties that are not recoverable through common area maintenance charges to tenants. External funding alternatives for longer-term liquidity needs such as acquisitions, new development, expansions and major renovation programs at individual centers include construction loans, mini-permanent loans, long-term project financing, joint venture financing with institutional partners, additional
                             Operating Partnership level or Company level equity investments and unsecured Company level debt or secured loans collateralized by individual shopping centers. In this regard, the Company assumed, in conjunction with the acquisition of JP
                             Realty, a then outstanding $200 million unsecured credit facility (the "PDC Credit Facility") with an outstanding balance of approximately $120 million on acquisition. On September 20, 2002, the Company made a prepayment of approximately $97 million on the PDC Credit Facility. The Company borrowed an additional $110 million in the fourth quarter of 2002. The balance on the PDC Credit
                             Facility was approximately $130 million at December 31, 2002. The PDC Credit Facility is scheduled to mature in July 2003 and bears interest at the option of the Company at (i) the higher of the federal funds rate plus 50 basis points or the prime rate of Bank One, NA, or (ii)
                             LIBOR plus a spread of 85 to 145 basis points. The
                             LIBOR spread is determined by PDC's credit rating.
                             The PDC Credit Facility contains restrictive covenants, including limitations on the amount of outstanding secured and unsecured debt, and requires PDC to maintain certain financial ratios.
                             As of December 31, 2002, the Company believes it is in compliance with these and any other restrictive covenants (Note 5) continued in its various financing arrangements.

                             In addition, the Company considers its
                             Unconsolidated Real Estate Affiliates as potential sources of short and long-term liquidity. In this regard, the Company has net borrowings (in place of distributions) at December 31, 2002 of approximately $21 million and $82 million from GGP/Homart and GGP/Homart II, respectively, which bear interest at 5.5% per annum and of which approximately $63 million is due March 30, 2003 and approximately $39 million is due December 31, 2003. Such loaned amounts are substantially all of the GGP/Homart and GGP/Homart II net proceeds of the GGP MPTC and other recent financings and are expected to be repaid from future operating distributions from GGP/Homart and GGP/Homart II (Notes 4 and 5). To the extent that amounts remain due in March 2003 after the application of available operating distributions, the Company expects to repay such amounts from other financing proceeds as discussed below. Also, in order to maintain its access to the public equity and debt markets, the Company has a currently effective shelf



                                    34 of 47
                             registration statement under which up to $2 billion in equity or debt securities may be issued from time to time. The Company also believes it could obtain, if necessary, revolving credit facilities similar to those which were fully repaid in December 2001 with a portion of the proceeds of the GGP MPTC financing.

                             As of December 31, 2002, the Company had consolidated debt of approximately $4.6 billion, of which approximately $3.2 billion is comprised of debt bearing interest at fixed rates (after taking into effect certain interest rate swap agreements described below), with the remaining approximately $1.4 billion bearing interest at variable rates. In addition, the Company's pro rata share of the debt of the Unconsolidated Real Estate Affiliates was approximately $2.2 billion, of which approximately $1.1 billion is comprised of debt bearing interest at fixed rates (after taking into effect certain interest rate swap agreements), with the remaining approximately $1.1 billion bearing interest at variable rates. Except in instances where certain Wholly-Owned Centers are cross-collateralized with the Unconsolidated Centers, or the Company has retained a portion of the debt of a property when contributed to an Unconsolidated Real Estate Affiliate (Note 4), the Company has not otherwise guaranteed the debt of the Unconsolidated Real Estate Affiliates. Reference is made to Notes 5 and 12 and Items 2 and 7A of the Company's Annual Report on Form 10-K for additional information regarding the Company's debt and the potential impact on the Company of interest rate fluctuations.

                             The following summarizes certain significant investment and financing transactions of the Company currently planned or completed since December 31, 2001:

                             During April 2002, the Company, through the LLC, issued an additional 240,000 RPUs to an affiliate of the institutional investor to whom the LLC had issued 700,000 RPUs in May 2000 (see Note 1). The issuance of these preferred units yielded approximately $58 million in net proceeds to the Company.

                             During May 2002, the Company, through the LLC, issued 20,000 8.25% Cumulative Preferred Units to an investor yielding $5 million in net proceeds to the Company (see the description of the CPUs-Note
                             1).

                             On May 28, 2002, the Company acquired the stock of Victoria Ward, Limited, a privately held real estate corporation as described in Note 3. The total Victoria Ward acquisition price was approximately $250 million, including the assumption of approximately $50 million of existing short-term debt, substantially all of which was repaid immediately following the closing. The $250 million total cash requirement was obtained primarily from the sale of the Company's investment in marketable securities and other available cash and cash equivalents.

                             On July 1, 2002, the Company obtained a new mortgage loan collateralized by the Crossroads Center in St. Cloud, Minnesota, which was previously unencumbered. The new $62 million mortgage loan bears interest at LIBOR plus 120 basis points and matures, assuming the exercise of one eighteen-month extension option, in July 2005.

                             On July 9, 2002, the Company obtained a new mortgage loan collateralized by the Eden Prairie Mall in Eden Prairie (Minneapolis), Minnesota. The Eden Prairie Mall was previously subject to a construction loan which was paid in December 2001 with a portion of the proceeds of the GGP MPTC financing (Note 5). The new $55 million mortgage loan bears interest at a rate per annum equal to LIBOR plus 105 basis points, provides for monthly payments of interest only and matures in July 2007, assuming the exercise of all extension options.

                             On July 10, 2002, the Company acquired the JP Realty Assets (Note 3) by merging JP Realty and PDC with wholly-owned subsidiaries of the Company, with PDC



                                    35 of 47
                             surviving the merger and all of its subsidiaries remaining in existence. The total acquisition price was approximately $1.1 billion which included the assumption of approximately $460 million in existing debt and approximately $116 million of existing preferred operating partnership units. Pursuant to the terms of the merger agreement, each outstanding share of JP Realty common stock was converted into $26.10 in cash. Holders of common units of limited partnership interest in PDC received $26.10 per unit in cash or, at the election of the holder, .522 8.5% Series B Cumulative Preferred Units of the Operating Partnership (convertible into common units of limited partnership interest of the Operating Partnership based on a conversion price of $50 per unit). The cash acquisition price was funded from a combination of the net proceeds from the new Eden Prairie and Crossroads mortgage loans described above, a $350 million acquisition loan obtained from a group of commercial banks, and available cash and cash equivalents. The acquisition loan bears interest at the option of the Company at (i) a rate per annum of LIBOR plus 150 basis points, or (ii) the higher of the reference rate of Dresdner Bank, AG or the federal funds rate plus 50 basis points, provides for periodic principal payments (including from certain refinancing proceeds) and matures in July 2003.

                             On August 5, 2002, the Operating Partnership acquired Prince Kuhio Plaza in Hilo, Hawaii from GGP/Homart for approximately $39 million. The purchase price was comprised of the assumption of approximately $24 million of GGP MPTC financing, a note for $7.5 million and $7.5 million in cash. The $7.5 million note, payable to GGP/Homart, was distributed to the Operating Partnership in conjunction with the distribution of the $7.5 million of cash proceeds to NYSCRF. The Operating Partnership then cancelled the $7.5 million note.

                             On August 23, 2002, the Company obtained a new mortgage loan collateralized by Eagle Ridge Mall in Lake Wales, Florida; Century Plaza in Birmingham, Alabama and Knollwood Mall in St. Louis Park (Minneapolis), Minnesota. The new $76 million mortgage loan bears interest at LIBOR plus 103 basis points and matures, assuming the exercise of four, twelve-month extension options, in October 2007.

                             During August 2002, the Company, through Victoria Ward, arranged for an aggregate of $150 million in loans from two separate groups of banks. On August 23, 2002, the Company borrowed an initial $80 million and, on September 19, 2002, the Company borrowed an additional $70 million. The two-year loans provide for quarterly partial amortization of principal, bear interest at the option of the borrower at a rate per annum of (i) the greater of the administrative agent's reference rate and the federal funds rate plus 50 basis points or (ii) LIBOR plus 100 basis points, and require the remaining balance of approximately $130 million to be paid at maturity (unless extended, under certain conditions, for an additional six months with the LIBOR spread to increase to 125 basis points).

                             On August 26, 2002, the Company formed
                             GGP/Teachers, a joint venture with Illinois
                             Teachers. Upon formation of GGP/Teachers, Clackamas Town Center in Portland, Oregon, which was 100% owned by Illinois Teachers, was contributed to the new joint venture. In addition, concurrent with its formation, GGP/Teachers acquired Galleria at Tyler in Riverside, California, Kenwood Towne Centre in Cincinnati, Ohio, and Silver City Galleria in Taunton, Massachusetts, from an institutional investor for an aggregate purchase price of approximately $477 million. Two existing non-recourse loans on Silver City Galleria, aggregating a total of $75 million and bearing interest at a rate per annum of 7.41%, were assumed and three new non-recourse mortgage loans totaling approximately $337 million were obtained. The new loans bear interest at a weighted average rate per annum of LIBOR plus 76 basis points. The Company's share (approximately $112 million) of the equity of GGP/Teachers was funded by a portion of new secured and unsecured loans as described above. In addition, the Company has approximately $19.5 million of



                                    36 of 47

                             Retained Debt (Note 4) related to the debt collateralized by the malls owned by GGP/Teachers which remains a contingent obligation of the Company.

                             On September 13, 2002, the Company acquired
                             Pecanland Mall, a 984,000 square foot enclosed regional mall in Monroe, Louisiana, for approximately $72 million. The acquisition was funded by approximately $22 million of cash on hand and the assumption of an existing $50 million loan that bears interest at a rate per annum equal to the sum of 3.0% plus the greater of (i) LIBOR or
                             (ii) 3.5%. The loan is scheduled to mature in January 2005 (subject to a right to extend for one additional year).

                             On December 4, 2002, the Company acquired Southland Mall, a 1,450,000 square foot enclosed regional mall in Hayward, California, for approximately $89 million. The acquisition was funded by approximately $24 million cash on hand and a new 5-year (assuming all extension options are exercised) $65 million mortgage loan that bears interest at a rate per annum of LIBOR plus 75 basis points.

                             Subsequent to year end, the Company refinanced the mortgage loans collateralized by the Provo Mall and the Spokane Mall with a new, long-term non-recourse mortgage loan. The new $95 million loan bears interest at a rate per annum of 4.42% and matures in February 2008.

                             In March 2003, the Company reached a preliminary agreement with a group of banks to establish a new revolving credit facility and term loan. The total amount to be financed is expected to be approximately $700 million, have a term of three years and provide for partial amortization of a portion of the principal balance of the term loan in the second and third years. The proceeds are anticipated to be used to repay and consolidate existing financing including amounts due on the PDC Credit Facility, the Term Loan, the JP Realty acquisition loan, and to certain Unconsolidated Real Estate Affiliates.

                             In addition, certain Unconsolidated Real Estate Affiliates completed significant investment and financing transactions since December 31, 2001, as summarized as follows:

                             On June 24, 2002, GGP/Homart II refinanced the existing $178 million, 6% mortgage loan (with a scheduled maturity of December 2002) collateralized by Natick Mall. Both the refinanced loan and the new loan represent Retained Debt of the Company (Note 4), for which the Company remains contingently responsible for the entire principal balance. The new $168.4 million mortgage loan, bearing interest at a rate per annum equal to LIBOR plus 55 basis points, provides for monthly payments of principal and interest and matures, assuming the exercise of three, twelve-month extension options, in January 2007.

                             On September 18, 2002, the Company, through Town East Mall Partnership, refinanced the existing $44.8 mortgage loan collateralized by the Town East Mall. The new mortgage loan has a principal balance of $87 million, provides for monthly payments of principal and interest, bears interest at LIBOR plus 58 basis points and matures, assuming the exercise of two, twelve-month extension options, in October 2007.

                             On November 27, 2002, the Company, through
                             GGP/Homart II, acquired all of the membership interests in a limited liability company ("Glendale LLC") that owns directly and indirectly Glendale Galleria, an approximately 1,500,000 square foot enclosed regional mall in Glendale (Los Angeles), California (the "Glendale Property"). The purchase price for the membership interests in Glendale LLC was approximately $415 million less the outstanding balance (approximately $170 million) of the then-existing Glendale Property mortgage debt. Approximately $41.1



                                    37 of 47
                             million of the purchase price, which was paid to one of the former holders of membership interests in Glendale LLC, was paid by issuance of units of a new series of preferred units of limited partnership in the Operating Partnership, and the remainder of the purchase price was paid in cash. The cash portion of the purchase price and the repayment of the then-existing mortgage debt (which repayment occurred at closing) was funded with the proceeds of (i) a new $235 million mortgage loan collateralized by the Glendale Property which bears interest at a rate per annum of LIBOR plus 75 basis points and matures in November 2007, assuming the exercise of all three extension options, and (ii) a new $200 million unsecured term loan obtained jointly and severally by GGP/Homart and GGP/Homart II which bears interest at the option of the borrower at a rate per annum equal to (i) 25 basis points plus the higher of the Deutsche Bank Trust Company of America's prime rate or the federal funds rate plus 50 basis points or (ii) LIBOR plus 125 basis points, and matures in November 2003.

                             In November, 2002, the Company, through GGP/Homart, obtained a $41 million mortgage loan collateralized by the Parks at Arlington in Arlington (Dallas), Texas. The loan bears interest at a rate per annum of 5.59% and matures in September 2009.

                             On December 10, 2002, the Company, through
                             GGP/Homart II, refinanced the existing $135 million mortgage loan collateralized by Stonebriar Centre in Frisco (Dallas), Texas. The new mortgage loan has a principal balance of $185 million, bears interest at a rate per annum of 5.23% and matures in December 2012.

                             On December 19, 2002, the Company, through
                             GGP/Teachers, acquired Florence Mall in Florence, Kentucky for a purchase price of approximately $97 million. The acquisition was funded by additional cash contributions to GGP/Teachers and a new $60 million two-year mortgage loan that bears interest at a rate per annum of LIBOR plus 89 basis points and matures in January 2008 (assuming the exercise of both extension options). The Company's share of the capital contributions to GGP/Teachers for this acquisition was funded from cash on hand.

                             Also on December 19, 2002, the Company, through GGP/Homart, acquired for a purchase price of approximately $50 million the 50% interest that it did not own in The Woodlands Mall in Houston, Texas from the Woodlands Commercial Property Company, LP. An additional $50 million mortgage loan bearing interest at a rate per annum of LIBOR plus 250 basis points was placed at the property on December 31, 2002. This loan is scheduled to mature in December 2006.

                             On December 30, 2002, the Company, through
                             GGP/Homart II, acquired First Colony Mall, an enclosed regional mall in Sugar Land, Texas, for a purchase price of approximately $105 million. The acquisition was funded by cash on hand plus a new $67 million mortgage loan bearing interest at a rate per annum of LIBOR plus 80 basis points with a scheduled maturity of January 2006.

                             Approximately $752.7 million of the Company's consolidated debt is scheduled to mature in 2003 and approximately $488 million of consolidated debt is scheduled to mature in 2004. In addition, the Unconsolidated Real Estate Affiliates have certain mortgage loans maturing in 2003 (the Company's prorata portion of which is approximately $201.1 million). Although agreements to refinance all of such indebtedness have not yet been reached, the Company anticipates that all of its debt will be repaid on a timely basis. Other than as described above or in conjunction with possible future acquisitions, there are no current plans to incur additional debt, increase the amounts available under the Term Loan or raise equity capital. However, the Company currently expects to issue Common Stock to convert its outstanding preferred stock (PIERS - Note 1) when its option to do so becomes exercisable on July 15, 2003. If additional capital is required, the Company believes that it can increase the



                                    38 of 47
                             amounts available under the Term Loan, obtain new revolving credit facilities, obtain an interim bank loan, obtain additional mortgage financing on under-leveraged or unencumbered assets, enter into new joint venture partnership arrangements or raise additional debt or equity capital. However, there can be no assurance that the Company can obtain such financing on satisfactory terms. The Company will continue to monitor its capital structure, investigate potential investments or joint venture partnership arrangements and purchase additional properties if they can be acquired and financed on terms that the Company reasonably believes will enhance long-term stockholder value. When property operating cash flow has been increased, the Company anticipates the refinancing of portions of its long-term floating rate debt with pooled or property-specific, non-recourse fixed-rate mortgage financing.

                             Net cash provided by operating activities was $460.5 million in 2002, an increase of $253.4 million from $207.1 million in the same period in 2001. Income before gain on sales, extraordinary items and cumulative effect of accounting change increased $100.9 million, which was primarily due to the effect of the $66 million provision for the discontinuance of the Network Services in 2001 as discussed in Note 11 and $69.5 million of 2002 earnings is attributable to properties acquired in 2002.

                             Net cash provided by operating activities was $207.1 million in 2001, a decrease of $80 million from $287.1 million in the same period in 2000. Income before gain on sales, extraordinary items and cumulative effect of accounting change decreased $28.2 million in 2001, which was primarily due to the $66 million provision for the discontinuance of the Network Services development activities in 2001 as described in Note 11.

                             The events of September 11th have had an impact on the Company's insurance coverage. The Company had coverage for terrorist acts in its policies that expired in September 2002. The coverage was excluded from its standard property policies at the time of renewal. Accordingly, the Company obtained a separate policy for terrorist acts. The Company's premiums, including the cost of a separate terrorist policy, increased by a factor of approximately 30% to 40% for property coverage and liability coverage. These increases will impact the Company's annual common area maintenance rates paid in the future by the Company's tenants as well as the Company's net unrecoverable amounts.

                             The Company has over the past year experienced a significant increase in the market price of its Common Stock. Accordingly, certain options granted under its incentive stock plans that vest based on the market price of the Common Stock have vested. Under current accounting standards, such vesting caused the recognition of approximately $11.8 million of additional compensation expense in 2002, as described above and in Note 1. In addition, the Company has adopted SFAS 123 for grants of Common Stock options awarded after January 1, 2002 as more fully discussed in Note 9.

      SUMMARY OF INVESTING   Net cash used by investing activities in 2002 was
                ACTIVITIES   $965.8 million, compared to a use of $367.4
                             million in 2001. Cash flow from investing activities was affected by the timing of acquisitions, development and improvements to real estate properties, requiring a use of cash of approximately $1.0 billion in 2002 compared to $338.2 million in 2001. In addition, approximately
                             $155.1 million of the use of cash in 2001 and a corresponding source in 2002 for investing activities was the purchase and subsequent sale of the marketable securities discussed in Note 1.

                             Net cash used by investing activities in 2001 was $367.4 million, compared to a use of $356.9 million in 2000. Cash flow from investing activities was affected by the timing of acquisitions, development and improvements to real estate properties, requiring a use of cash of approximately $338.2 million in 2001 compared to $286.7



                                    39 of 47
                             million in 2000. In addition, approximately $155.1 million of the use of cash for investing activities in 2001 was the purchase of the marketable securities discussed in Note 1.

                SUMMARY OF   Financing activities provided net cash of $398.2
      FINANCING ACTIVITIES   million in 2002, compared to $293.8 million in
                             2001. A significant source of funds from financing activities in 2002 was the Company's issuance of additional preferred units in the Operating
                             Partnership yielding net proceeds of approximately
                             $63.3 million as described in Note 1. The 2001
                             Offering resulted in net proceeds of approximately
                             $348 million which, as described in Note 1, was utilized to reduce outstanding indebtedness and provide for additional working capital. An additional significant contribution of cash from financing activities was financing from mortgages and acquisition debt, which had a positive impact of $792.3 million in 2002 versus approximately
                             $2.1 billion in 2001. The majority of such financing in 2001 was attributable to the GGP MPTC financing described in Note 5. The additional financing in 2002 was used to repay existing indebtedness and to fund the acquisitions and redevelopment of real estate as discussed above.
                             The remaining uses of cash consisted primarily of increased distributions (including dividends paid to preferred stockholders in 2002 and 2001).

                             Financing activities provided cash of $293.8 million in 2001, compared to $71.4 million in 2000. The 2001 Offering resulted in net proceeds of approximately $348 million which, as described in
                             Note 1, was utilized to reduce outstanding indebtedness and provide for additional working capital. An additional significant contribution of cash from financing activities was financing from mortgages and acquisition debt, which had a positive impact of $2.1 billion in 2001 versus approximately $360 million in 2000. The majority of such financing was attributable to the GGP MPTC financing described in Note 5. The additional financing was used to repay existing indebtedness and to fund the acquisitions and redevelopment of real estate as discussed above. The remaining uses of cash consisted primarily of increased distributions (including dividends paid to preferred stockholders in 2001 and 2000).

         REIT REQUIREMENTS   In order to remain qualified as a real estate
                             investment trust for federal income tax purposes, General Growth must distribute or pay tax on 100% of capital gains and at least 90% of its ordinary taxable income to stockholders. The following factors, among others, will affect operating cash flow and, accordingly, influence the decisions of the Board of Directors regarding distributions:
                             (i) scheduled increases in base rents of existing leases; (ii) changes in minimum base rents and/or overage rents attributable to replacement of existing leases with new or renewal leases; (iii) changes in occupancy rates at existing centers and procurement of leases for newly developed centers;
                             (iv) necessary capital improvement expenditures or debt repayments at existing properties; and (v)
                             General Growth's share of distributions of operating cash flow generated by the Unconsolidated Real Estate Affiliates, less oversight costs and debt service on additional loans that have been or will be incurred. General
                             Growth anticipates that its operating cash flow, and potential new debt or equity from future offerings, new financings or refinancings will provide adequate liquidity to conduct its operations, fund general and administrative expenses, fund operating costs and interest payments and allow distributions to General Growth preferred and common stockholders in accordance with the requirements of the Code.

                             On January 1, 2001, the REIT provisions of the Tax Relief Extension Act of 1999 became effective. Among other things, the law permits a REIT to own up to 100% of the stock of a Taxable REIT Subsidiary ("TRS"). A TRS, which must pay corporate income tax, can provide services to REIT tenants and others without disqualifying the rents that a REIT receives from its tenants. Accordingly, on January 1, 2001 the Operating Partnership acquired for nominal cash consideration 100% of the common stock of GGMI and elected in 2001 to have GGMI treated as a TRS. The Operating Partnership and GGMI concurrently terminated the management contracts for the



                                    40 of 47

                             Wholly-Owned Centers as the management activities would thereafter be performed directly by the Company. GGMI has continued to manage, lease, and perform various other services for the Unconsolidated Centers and other properties owned by unaffiliated third parties. Although taxable income is expected to be reported for 2002 and subsequent years, GGMI is not expected to be required to pay Federal income taxes in the near term due to its significant net operating loss carry-forwards primarily arising from 2001 operations.


           RECENTLY ISSUED   As described in Note 13, the FASB has issued
                ACCOUNTING   certain statements, which are effective for the
            PRONOUNCEMENTS   current or subsequent year. Although SFAS 141 and
          AND DEVELOPMENTS   SFAS 142 had been generally interpreted at
                             issuance by practitioners to not modify previous accounting practices with respect to real estate acquisitions, the implementation of the statements has resulted in the recognition upon acquisition of additional consolidated intangible assets
                             (acquired in-place lease origination costs) and liabilities (acquired below-market leases) relating to the Company's 2002 real estate purchases of approximately $32.4 million and $52.5 million, respectively. The Company does not expect a significant impact on its annual reported operations due to the application of any of the other new statements as discussed in Note 13.

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

                             During 2001 and 2002, the retail sector was experiencing declining growth due to layoffs, eroding consumer confidence, falling stock prices, the September 11, 2001 terrorist attacks and, most recently, the threats of additional terrorism and war. Although the 2002 holiday season was generally stronger than economists' predictions, the retail sector and the economy as a whole remains weak. Such reversals or reductions in the retail market adversely impacts the Company as demand for leaseable space is reduced and rents computed as a percentage of tenant sales declines. In addition, a number of local, regional and national retailers, including tenants of the Company, have voluntarily closed their stores or filed for bankruptcy protection during the last few years. Most of the bankrupt retailers reorganized their operations and/or sold stores to stronger operators. Although some leases were terminated pursuant to the lease cancellation rights afforded by the bankruptcy laws, the impact on Company earnings was negligible. Over the last three years, the provision for doubtful accounts has averaged only $3.1 million per year, which



                                    41 of 47
                             represents less than 1% of average total revenues of approximately $827.6 million. In addition, the Company historically has generally been successful in finding new uses or tenants for retail locations that are vacated either as a result of voluntary store closing or bankruptcy proceedings. Therefore, the Company does not expect these store closings or bankruptcy reorganizations to have a material impact on its consolidated financial results of operations.

                             The Company and its affiliates currently have interests in 153 operating retail properties in the United States. The Portfolio Centers are diversified both geographically and by property type (both major and middle market properties) and this may mitigate the impact of a potential economic downturn at a particular property or in a particular region of the country.

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


                  ITEM 7A.   The Company has not entered into any transactions
          QUANTITATIVE AND   using derivative commodity instruments. The
               QUALITATIVE   Company is subject to market risk associated with
               DISCLOSURES   changes in interest rates. Interest rate exposure
              ABOUT MARKET   is principally limited to the $2.1 billion of debt
                      RISK   of the Company outstanding at December 31, 2002
                             that is priced at interest rates that vary with the market. However, approximately $665.8 million of such floating rate consolidated debt is comprised of non-recourse commercial mortgage-backed securities which are subject to interest rate swap agreements, the effect of which is to fix the interest rate the Company is required to pay on such debt to approximately
                             4.84% per annum. Therefore, a 25 basis point movement in the interest rate on the remaining
                             $1.4 billion of variable rate debt would result in an approximately $3.5 million annualized increase or decrease in consolidated interest expense and cash flows. The remaining debt is fixed rate debt.

                             In addition, the Company is subject to interest rate exposure as a result of the variable rate debt collateralized by the Unconsolidated Real Estate Affiliates for which similar interest rate swap agreements have not been obtained. The Company's share (based on the Company's respective equity ownership interests in the Unconsolidated Real Estate Affiliates) of such remaining variable rate debt was approximately $1.1 billion at December 31, 2002. A similar 25 basis point annualized movement in the interest rate on the variable rate debt of the Unconsolidated Real Estate Affiliates would result in an approximately $2.6 million annualized increase or decrease in the Company's equity in the income and cash flows from the Unconsolidated Real Estate Affiliates. The Company is further subject to interest rate risk with respect to its fixed rate financing in that changes in interest rates will impact the fair value of the Company's fixed rate financing. The Company has an ongoing program of refinancing its consolidated and unconsolidated variable and fixed rate debt and believes that this program allows it to vary its ratio of fixed to variable rate debt and to stagger its debt maturities to respond to changing market rate conditions. Reference is made to the above discussions of Liquidity and Capital Resources of the Company and Note 5 for additional debt information.

         ITEM 8. FINANCIAL   Reference is made to the Index to Consolidated
            STATEMENTS AND   Financial Statements and Consolidated  Financial
             SUPPLEMENTARY   Statement Schedules on page F-1 for the required
                      DATA   information.


                                    42 of 47

        ITEM 9. CHANGES IN   On March 29, 2001, the Board of Directors of
                       AND   General Growth, acting upon the recommendation of
             DISAGREEMENTS   the Audit Committee of the Board, approved the
                      WITH   engagement of Deloitte & Touche LLP as its
            ACCOUNTANTS ON   independent accountants for the fiscal year ending
            ACCOUNTING AND   December 31, 2001 to replace the firm of
                 FINANCIAL   PricewaterhouseCoopers LLP ("PwC"), who was
                DISCLOSURE   informed on March 29, 2001 that it would no longer
                             serve as the Company's independent accountants.

                             The reports of PwC on the Company's financial statements for the years ended December 31, 2000 and 1999 contained no adverse opinion or a disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle. In connection with its audits for such fiscal years and the subsequent interim period through March 29, 2001, there were no disagreements with PwC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of PwC, would have caused them to make reference thereto in their reports on the financial statements for such years. Also, during such fiscal years and the subsequent interim period through March 29, 2001, there were no reportable events (as defined in Item 304(a)(1)(v) of Regulation S-K).

                             During fiscal years ended December 31, 2000 and 1999 and the subsequent interim period through March 29, 2001, the Company did not consult with Deloitte & Touche LLP regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed; (ii) the type of audit opinion that might be rendered on the financial statements; or (iii) any matter that was either the subject of a disagreement (as defined in Item 304(a)(1)(iv) of Regulation S-K) or a reportable event (as defined in Item 304(a)(1)(v) of Regulation S-K).

                             The Company had reported this change in accountants in a Current Report on Form 8-K, as amended, dated March 29, 2001, and the Company provided PwC with a copy of the disclosures of the Company in response to Item 4 in such Form 8-K. PwC furnished the Company a letter addressed to the Securities and Exchange Commission stating that it agrees with certain statements of the Company made in the Form 8-K. A copy of such letter was incorporated by reference into Exhibit 16 of the Company's Report on Form 10-K for December 31, 2001.

                  PART III

                  ITEM 10.   The information which appears under the captions
             DIRECTORS AND   "Election of Directors", "Executive Officers" and
                 EXECUTIVE   "Section 16(a) Beneficial Ownership Reporting
           OFFICERS OF THE   Compliance" in the Company's proxy statement for
                   COMPANY   its 2003 Annual Meeting of Stockholders is
                             incorporated by reference into this Item 10.

        ITEM 11. EXECUTIVE   The information which appears under the caption
              COMPENSATION   "Executive Compensation" in the Company's proxy
                             statement for its 2003 Annual Meeting of Stockholders is incorporated by reference into this Item 11; provided, however, that the Report of the Compensation Committee of the Board of Directors on Executive Compensation shall not be incorporated by reference herein, in any of the Company's previous filings under the Securities
                             Act of 1933, as amended, or the Securities
                             Exchange Act of 1934, as amended, or in any of the Company's future filings.



                                    43 of 47

         ITEM 12. SECURITY   The information which appears under the captions
              OWNERSHIP OF   "Stock Ownership" and "Equity Compensation Plan
       CERTAIN  BENEFICIAL   Information" in the Company's proxy statement for
                OWNERS AND   its 2003 Annual Meeting of Stockholders is
                MANAGEMENT   incorporated by reference into this Item 12.


          ITEM 13. CERTAIN   The information which appears under the caption
             RELATIONSHIPS   "Certain Relationships and Related Party
               AND RELATED   Transactions" in the Company's proxy statement for
              TRANSACTIONS   its 2003 Annual Meeting of Stockholders is
                             incorporated by reference into this Item 13.

         ITEM 14. CONTROLS   Within the 90-day period prior to the filing of
            AND PROCEDURES   this report, the Company carried out an
                             evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and
                             Chief Financial Officer ("CFO"), of the
                             effectiveness of the design and operation of the Company's disclosure controls and procedures.
                             Based on that evaluation, the CEO and the CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

                             There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.

                   PART IV

        ITEM 15. EXHIBITS,   (a)  Financial Statements and Financial Statement
                 FINANCIAL        Schedules.
               STATEMENTS,
             SCHEDULES AND
                REPORTS ON
                  FORM 8-K   The consolidated financial statements and
                             schedules listed in the accompanying Index to Consolidated Financial Statements and Financial
                             Statement Schedules are filed as part of this Annual Report on Form 10-K.

                             (b) No reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

                             (c)  Exhibits.

                             See Exhibit Index on page S-1



                                    44 of 47

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         GENERAL GROWTH PROPERTIES, INC.

By:  /s/ John Bucksbaum
-------------------------------------
John Bucksbaum,
Chief Executive Officer                                    March 13, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURE                                            TITLE                                     DATE
---------                                            -----                                     ----
 /s/ Matthew Bucksbaum
------------------------------------
Matthew Bucksbaum                              Chairman of the Board                       March 13, 2003


/s/ John Bucksbaum
------------------------------------
John Bucksbaum                                Chief Executive Officer
                                           (Principal Executive Officer)
                                                                                           March 13, 2003

/s/ Robert Michaels
------------------------------------
Robert Michaels                                Director, President                         March 13, 2003
                                           and Chief Operating Officer

/s/ Bernard Freibaum
------------------------------------
Bernard Freibaum                          Executive Vice President and Chief
                                          Financial Officer (Principal Financial           March 13, 2003
                                          and Accounting  Officer)

/s/ Anthony Downs
------------------------------------
Anthony Downs                                    Director                                  March 13, 2003


/s/ Morris Mark
------------------------------------
Morris Mark                                      Director                                  March 13, 2003


/s/ Beth Stewart
------------------------------------
Beth Stewart                                     Director                                  March 13, 2003


/s/ Alan Cohen
------------------------------------
Alan Cohen                                       Director                                  March 13, 2003



                                    45 of 47

                                 CERTIFICATIONS

I, John Bucksbaum, certify that:

1. I have reviewed this annual report on Form 10-K of General Growth Properties, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 13, 2003

                                         /S/: John Bucksbaum
                                         --------------------------------------
                                              John Bucksbaum
                                              Chief Executive Officer




                                    46 of 47

I, Bernard Freibaum, certify that:

1. I have reviewed this annual report on Form 10-K of General Growth Properties, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 13, 2003

                                              /S/: Bernard Freibaum
                                              ---------------------------------
                                                   Bernard Freibaum
                                                   Executive Vice President and
                                                   Chief Financial Officer




                                    47 of 47

                         GENERAL GROWTH PROPERTIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      AND CONSOLIDATED FINANCIAL STATEMENT
                                    SCHEDULE


The following consolidated financial statements and consolidated financial statement schedule are included in Item 8 of this Annual Report on Form 10-K:


General Growth Properties, Inc.

   Financial Statements                                                          Page(s)

   Independent Auditors' Report                                                   F-2

   Independent Auditors' Report                                                   F-3

   Independent Auditors' Report                                                   F-4

   Report of Independent Accountants                                              F-5

   Consolidated Balance Sheets as of December 31, 2002 and 2001                   F-6

   Consolidated Statements of Operations and Comprehensive Income
      for the years ended December 31, 2002, 2001 and 2000                        F-7

   Consolidated Statements of Stockholders' Equity for the
      years ended December 31, 2002, 2001 and 2000                           F-8, F-9

   Consolidated Statements of Cash Flows for the years ended
      December 31, 2002, 2001 and 2000                                           F-10

   Notes to Consolidated Financial Statements                            F-11 to F-47


Financial Statement Schedule

   Independent Auditors' Report                                                  F-48

   Independent Auditors' Report                                                  F-49

   Schedule III - Real Estate and Accumulated Depreciation                       F-50


All other schedules are omitted since the required information is not present or is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and related notes.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
General Growth Properties, Inc.

We have audited the accompanying consolidated balance sheets of General Growth Properties, Inc. (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of GGP/Homart, Inc. and GGP/Homart II L.L.C., the Company's investments in which are accounted for by use of the equity method. The Company's equity of $197,737,000 and $223,517,000 in GGP/Homart, Inc.'s net assets as of December 31, 2002 and 2001, respectively, and $23,418,000 and $21,822,000 in GGP/Homart, Inc.'s net income, respectively, for the years then ended are included in the accompanying consolidated financial statements. The Company's equity of $190,597,000 and $134,453,000 in GGP/Homart II L.L.C.'s net assets as of December 31, 2002 and 2001, respectively, and $26,421,000 and $23,995,000 in GGP/Homart II L.L.C.'s net income, respectively, for the years then ended are included in the accompanying consolidated financial statements. The consolidated financial statements of GGP/Homart, Inc. and GGP/Homart II L.L.C. were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such companies, is based solely on the reports of such other auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of the other auditors, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of General Growth Properties, Inc. at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 13 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001.


Deloitte & Touche LLP


Chicago, Illinois
February 3, 2003

                          INDEPENDENT AUDITORS' REPORT

The Stockholders
GGP/Homart, Inc:

We have audited the consolidated balance sheets of GGP/Homart, Inc. (a Delaware Corporation) and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for the years then ended (not presented separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GGP/Homart, Inc. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2, the Company changed its method of accounting for intangible assets in 2002 and changed its method of accounting for derivative instruments and hedging activities in 2001.

KPMG LLP

Chicago, Illinois
January 31, 2003

                          INDEPENDENT AUDITORS' REPORT


The Members
GGP/Homart II L.L.C.:

We have audited the consolidated balance sheets of GGP/Homart II L.L.C. (a Delaware Limited Liability Company) and subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of income and comprehensive income, members' capital and cash flows for the years then ended (not presented separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GGP/Homart II L.L.C. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2, the Company changed its method of accounting for intangible assets in 2002 and changed its method of accounting for derivative instruments and hedging activities in 2001.

KPMG LLP

Chicago, Illinois
January 31, 2003

                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders of General Growth Properties, Inc.

In our opinion, the consolidated statement of operations and comprehensive income, of stockholders' equity and of cash flows for the year ended December 31, 2000 present fairly, in all material respects, the results of operations and cash flows of General Growth Properties, Inc. for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.


PricewaterhouseCoopers LLP


Chicago, Illinois
February 6, 2001

                         GENERAL GROWTH PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2002 AND 2001
              (Dollars in thousands, except for per share amounts)



                                     ASSETS


                                                                                            DECEMBER 31,
                                                                                     --------------------------
                                                                                        2002            2001
                                                                                     -----------    -----------

Investment in real estate:
      Land                                                                           $ 1,128,990    $   649,312
      Buildings and equipment                                                          5,738,514      4,383,358
      Less accumulated depreciation                                                     (798,431)      (625,544)
      Developments in progress                                                            90,492         57,436
                                                                                     -----------    -----------
         Net property and equipment                                                    6,159,565      4,464,562
      Investment in and loans from Unconsolidated Real Estate Affiliates                 766,519        617,861
                                                                                     -----------    -----------
         Net investment in real estate                                                 6,926,084      5,082,423
Cash and cash equivalents                                                                 53,640        160,755
Marketable securities                                                                        476        155,103
Tenant accounts receivable, net                                                          126,587         93,043
Deferred expenses, net                                                                   108,694         96,656
Prepaid expenses and other assets                                                         65,341         58,827
                                                                                     -----------    -----------
                                                                                     $ 7,280,822    $ 5,646,807
                                                                                     ===========    ===========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage notes and other debt payable                                                $ 4,592,311    $ 3,398,207
Distributions payable                                                                     71,389         62,368
Network discontinuance reserve                                                             4,123          5,161
Accounts payable and accrued expenses                                                    233,027        104,826
                                                                                     -----------    -----------
                                                                                       4,900,850      3,570,562
Minority interests:
      Preferred Units                                                                    468,201        175,000
      Common Units                                                                       377,746        380,359
                                                                                     -----------    -----------

                                                                                         845,947        555,359
Commitments and contingencies                                                                 --             --

Preferred stock: $100 par value; 5,000,000 shares authorized;                            337,500        337,500
      345,000 designated as PIERS (Note 1) which are convertible and carry a
      $1,000 liquidation value, 337,500 of which were issued and outstanding at
      December 31, 2002 and 2001

Stockholders' Equity:
      Common stock: $.10 par value; 210,000,000 shares authorized;
         62,397,085 and 61,923,932 shares issued and outstanding
         as of December 31, 2002 and 2001, respectively                                    6,240          6,192
      Additional paid-in capital                                                       1,545,274      1,523,213
      Retained earnings (accumulated deficit)                                           (315,844)      (328,349)
      Notes receivable-common stock purchase                                              (7,772)       (19,890)
      Unearned compensation - restricted stock                                            (2,248)            --
      Accumulated other comprehensive income (loss)                                      (29,125)         2,220
                                                                                     -----------    -----------
         Total stockholders' equity                                                    1,196,525      1,183,386
                                                                                     -----------    -----------

                                                                                     $ 7,280,822    $ 5,646,807
                                                                                     ===========    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                         GENERAL GROWTH PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
              (Dollars in thousands, except for per share amounts)



                                                                                             YEARS ENDED DECEMBER 31,
                                                                                          2002         2001          2000
                                                                                        ---------    ---------    ---------
Revenues:
     Minimum rents                                                                      $ 587,245    $ 468,617    $ 439,981
     Tenant recoveries                                                                    256,252      221,850      213,502
     Overage rents                                                                         28,062       22,849       28,626
     Fees*                                                                                 88,627       77,344        7,017
     Other                                                                                 20,280       13,049        9,641
                                                                                        ---------    ---------    ---------
       Total revenues                                                                     980,466      803,709      698,767
Expenses:
     Real estate taxes                                                                     62,179       52,200       49,447
     Property operating                                                                   294,938      234,235      168,411
     Provision for doubtful accounts                                                        3,894        3,402        2,025
     General and administrative                                                             8,720        6,006        6,351
     Depreciation and amortization                                                        180,028      145,352      119,663
     Network discontinuance costs                                                              --       66,000           --
                                                                                        ---------    ---------    ---------
       Total operating expenses                                                           549,759      507,195      345,897
                                                                                        ---------    ---------    ---------
Operating income                                                                          430,707      296,514      352,870

Interest income                                                                             3,689        4,655       12,452
Interest expense                                                                         (218,935)    (214,277)    (225,101)
Income allocated to minority interests                                                    (87,003)     (40,792)     (52,380)
Equity in income of unconsolidated affiliates                                              82,118       63,566       50,063
                                                                                        ---------    ---------    ---------
Income before gain on sales, extraordinary items, and
     cumulative effect of accounting change                                               210,576      109,666      137,904
Gain on sales                                                                                  25           --           44
                                                                                        ---------    ---------    ---------
Income before extraordinary items and cumulative effect
     of accounting change                                                                 210,601      109,666      137,948
Extraordinary items                                                                        (1,343)     (14,022)          --
Cumulative effect of accounting change                                                         --       (3,334)          --
                                                                                        ---------    ---------    ---------
       Net income                                                                         209,258       92,310      137,948
Convertible Preferred Stock Dividends                                                     (24,467)     (24,467)     (24,467)
                                                                                        ---------    ---------    ---------
       Net income available to common stockholders                                      $ 184,791    $  67,843    $ 113,481
                                                                                        =========    =========    =========


Earnings before extraordinary items and
     cumulative effect of accounting change per share-basic                             $    2.99    $    1.61    $    2.18
                                                                                        =========    =========    =========
Earnings before extraordinary items and
     cumulative effect of accounting change per share-diluted                           $    2.97    $    1.61    $    2.18
                                                                                        =========    =========    =========


Earnings per share-basic                                                                $    2.97    $    1.28    $    2.18
                                                                                        =========    =========    =========
Earnings per share-diluted                                                              $    2.95    $    1.28    $    2.18
                                                                                        =========    =========    =========


Net income                                                                              $ 209,258    $  92,310    $ 137,948
Other comprehensive income:
     Net unrealized gains (losses) on financial instruments, net of minority interest     (30,774)       2,389           --
     Minimum pension liability adjustment                                                    (740)          --           --
     Equity in unrealized gains (losses) on available-for-sale                                169        1,368          177
       securities of unconsolidated affiliate, net of minority interest
                                                                                        ---------    ---------    ---------
Comprehensive income                                                                    $ 177,913    $  96,067    $ 138,125
                                                                                        =========    =========    =========






* Including $52,646, $45,079 and $6,967, respectively, from Unconsolidated Real Estate Affiliates

The accompanying notes are an integral part of these consolidated financial statements.

                         GENERAL GROWTH PROPERTIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              (Dollars in thousands, except for per share amounts)

                                                                                                   UNEARNED    OTHER
                                                                                                   COMPENSA-   COMPRE-     TOTAL
                                                             ADDITIONAL     RETAINED   EMPLOYEE      TION      HENSIVE     STOCK-
                                           COMMON STOCK       PAID-IN       EARNINGS    STOCK     RESTRICTED   GAINS/      OLDERS'
                                       SHARES      AMOUNT     CAPITAL      (DEFICIT)    LOANS        STOCK    (LOSSES)     EQUITY
                                    -----------   ---------  ----------  -----------  ----------   ---------  --------   ---------

Balance, December 31, 1999           51,697,425   $   5,170  $1,199,921  $  (272,199) $   (3,420)             $ (1,714)  $ 927,758

Net income                                                                   137,948                                       137,948

Cash distributions declared
    ($2.06 per share)                                                       (107,367)                                     (107,367)

Convertible Preferred Stock Dividends                                        (24,467)                                      (24,467)

RPU issuance costs                                               (4,375)                                                    (4,375)

Conversion of operating partnership
    units to common stock               212,050          21       5,490                                                      5,511

Issuance of Common Stock, net
    of employee stock option loans      371,784          37      10,666                   (6,029)                            4,674

Other comprehensive gains of
    unconsolidated affiliate                                                                                       177         177

Adjustment for minority interest
    in operating partnership                                     (1,441)                                                    (1,441)
                                     ----------   ---------  ----------  -----------  ----------   ---------  --------   ---------


Balance, December 31, 2000           52,281,259       5,228   1,210,261     (266,085)     (9,449)         --    (1,537)    938,418
                                     ----------   ---------  ----------  -----------  ----------   ---------  --------   ---------

Net income                                                                    92,310                                        92,310

Cash distributions declared
    ($2.36 per share)                                                       (130,107)                                     (130,107)

Convertible Preferred Stock Dividends                                        (24,467)                                      (24,467)

Conversion of operating partnership
    units to common stock                21,212           2         575                                                        577

Issuance of Common Stock, net
    of employee stock option loans    9,621,461         962     357,824                  (10,441)                          348,345

Other comprehensive gains                                                                                        3,757       3,757

Adjustment for minority interest
    in operating partnership                                    (45,447)                                                   (45,447)



-----------------

continued on next page

                         GENERAL GROWTH PROPERTIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              (Dollars in thousands, except for per share amounts)


                                                                                                   UNEARNED    OTHER
                                                                                                   COMPENSA-   COMPRE-    TOTAL
                                                             ADDITIONAL     RETAINED   EMPLOYEE      TION      HENSIVE    STOCK-
                                           COMMON STOCK       PAID-IN       EARNINGS    STOCK     RESTRICTED   GAINS/     OLDERS'
                                       SHARES      AMOUNT     CAPITAL      (DEFICIT)    LOANS        STOCK    (LOSSES)    EQUITY
                                    -----------   ---------  ----------  -----------  ----------   ---------  --------  ---------

  Balance, December 31, 2001         61,923,932   $   6,192  $1,523,213  $  (328,349) $  (19,890)  $      --  $  2,220  $1,183,386
                                    -----------   ---------  ----------  -----------  ----------   ---------  --------  ----------

  Net income                                                                 209,258                                       209,258
  Cash distributions declared
      ($2.74 per share)                                                     (170,614)                                     (170,614)
  Convertible Preferred Stock
      Dividends                                                              (24,467)                                      (24,467)
  Conversion of operating partnership
      units to common stock              16,246           2         634                                                        636

  Issuance of Common Stock, net
      of employee stock option loans    456,907          46      19,312                   12,118                             31,476
  Issuance costs, preferred units                                             (1,672)                                       (1,672)
  Restricted stock grant, net of
      recognized compensation
      expense                                                                                         (2,248)               (2,248)
  Other comprehensive losses                                                                                   (31,345)    (31,345)
  Adjustment for minority interest
      in operating partnership                                    2,115                                                      2,115
                                    -----------   ---------  ----------  -----------  ----------   ---------  --------  ----------

  Balance, December 31, 2002         62,397,085   $   6,240  $1,545,274  $  (315,844) $   (7,772)  $  (2,248) $(29,125) $1,196,525
                                    ===========   =========  ==========  ===========  ==========   =========  ========  ==========



The accompanying notes are an integral part of these consolidated financial statements.

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              (Dollars in thousands, except for per share amounts)



                                                                                           2002           2001           2000
                                                                                       -----------    -----------    -----------

Cash flows from operating activities:
         Net Income                                                                    $   209,258    $    92,310    $   137,948
Adjustments to reconcile net income to net cash
  provided by operating activities:
         Minority interests                                                                 87,003         40,792         52,380
         Extraordinary items                                                                 1,343         14,022             --
         Cumulative effect of accounting change                                                 --          3,334             --
         Equity in income of unconsolidated affiliates                                     (82,118)       (63,566)       (50,063)
         Provision for doubtful accounts                                                     3,894          3,402          2,025
         Distributions received from unconsolidated affiliates                              80,177         59,403         37,523
         Depreciation                                                                      172,887        128,682        111,457
         Amortization                                                                       12,237         24,196         15,232
         Gain on sales                                                                         (25)            --            (44)
Net changes:
         Tenant accounts receivable                                                        (33,039)        15,810        (14,059)
         Prepaid expenses and other assets                                                  (5,926)          (821)         1,550
         Increase in deferred expenses                                                     (21,321)       (33,595)       (22,371)
         Network discontinuance reserve                                                     (1,038)         5,161             --
         Accounts payable and accrued expenses                                              37,163        (82,005)        15,525
                                                                                       -----------    -----------    -----------
           Net cash provided by (used in) operating activities                             460,495        207,125        287,103
                                                                                       -----------    -----------    -----------

Cash flows from investing activities:
         Acquisition/development of real estate and improvements
           and additions to properties                                                  (1,006,368)      (338,236)      (286,734)
         Network and Broadband System additions                                                 --        (47,037)            --
         Increase in investments in unconsolidated affiliates                             (165,581)       (23,229)       (91,663)
         Change in notes receivable from General Growth Management, Inc.                        --             --         (2,406)
         Distributions received from unconsolidated affiliates in excess of income          50,276        101,243         23,889
         Loans from unconsolidated affiliates, net                                           1,274         94,996             --
         Net (increase) decrease in holdings of investments in marketable securities       154,627       (155,103)            --
                                                                                       -----------    -----------    -----------
           Net cash provided by (used in) investing activities                            (965,772)      (367,366)      (356,914)
                                                                                       -----------    -----------    -----------

Cash flows from financing activities:
         Cash distributions paid to common stockholders                                   (165,942)      (117,585)      (106,103)
         Cash distributions paid to holders of Common Units                                (52,334)       (43,854)       (40,333)
         Cash distributions paid to holders of Preferred Units                             (25,014)       (15,663)        (6,091)
         Payment of dividends on PIERS                                                     (24,467)       (24,467)       (24,467)
         Proceeds from sale of common stock, net of issuance costs                          29,228        348,346          4,674
         Proceeds from issuance of RPUs and CPUs, net of issuance costs                     63,326             --        170,625
         Proceeds from issuance of mortgage notes and other debt payable                   792,344      2,137,667        360,301
         Principal payments on mortgage notes and other debt payable                      (218,449)    (1,983,586)      (282,301)
         Increase in deferred expenses                                                        (530)        (7,091)        (4,858)
                                                                                       -----------    -----------    -----------
           Net cash provided by (used in) financing activities                             398,162        293,767         71,447
                                                                                       -----------    -----------    -----------

Net change in cash and cash equivalents                                                   (107,115)       133,526          1,636
Cash and cash equivalents at beginning of period                                           160,755         27,229         25,593
                                                                                       -----------    -----------    -----------
Cash and cash equivalents at end of period                                             $    53,640    $   160,755    $    27,229
                                                                                       ===========    ===========    ===========

Supplemental disclosure of cash flow information:

         Interest paid                                                                 $   224,573    $   211,319    $   222,711
                                                                                       ===========    ===========    ===========
         Interest capitalized                                                          $     5,195    $    16,272    $    17,709
                                                                                       ===========    ===========    ===========

Non-cash investing and financing activities:
         Common stock issued in exchange for Operating Partnership Units               $       636    $       577    $     5,511
         Notes receivable issued for exercised stock options                                 4,243         10,441          7,149
         Assumption and conversion of long-term debt, notes and other equity
            securities in conjunction with acquisition of property                         812,293          8,207         77,657
         Operating Partnership Units and common stock issued as consideration
            for purchase of real estate                                                     41,131             --            215
         Distributions payable                                                              71,389         62,368         47,509
         Acquisition of GGMI                                                                    --         66,079             --

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

                             On January 1, 2001, the Operating Partnership acquired for nominal cash consideration 100% of the common stock of General Growth Management, Inc. ("GGMI"). In connection with the acquisition, the GGMI preferred stock owned by the Operating Partnership was cancelled and approximately $40,000 of the outstanding loans owed by GGMI to the Operating Partnership were contributed to the capital of GGMI. The operations of GGMI have been fully consolidated with the Company as of and for the years ended December 31, 2002 and 2001. This transaction was accounted for as a purchase. In addition, the Operating Partnership and GGMI concurrently terminated the management contracts for the Wholly-Owned Centers (as defined below) as the management activities would thereafter be performed directly by the Company. GGMI has continued to manage, lease, and perform various other services for the Unconsolidated Centers (as defined below) and other properties owned by unaffiliated third parties. During 2001, the Company elected that GGMI be treated as a taxable REIT subsidiary (a "TRS") as permitted under the Tax Relief Extension Act of 1999.

                             General Growth has reserved for issuance up to 1,000,000 shares of Common Stock for issuance under the Dividend Reinvestment and Stock Purchase Plan ("DRSP"). The DRSP allows, in general, participants in the plan to make purchases of Common Stock from dividends received or additional cash investments. Although the purchase price of the Common Stock is determined by the current market price, the purchases will be made without fees or commissions. General Growth has and will satisfy DRSP Common Stock purchase needs through the issuance of new shares of Common Stock or by repurchases of currently outstanding Common Stock. As of December 31, 2002, an aggregate of 88,509 shares of Common Stock have been issued under the DRSP.

                             PREFERRED STOCK

                             During June 1998, General Growth completed a public offering of 13,500,000 depositary shares (the "Depositary Shares"), each representing 1/40 of a share of 7.25% Preferred Income Equity Redeemable Stock, Series A, par value $100 per share ("PIERS"). The Depositary Shares are convertible at any time, at the option of the holder, into shares of Common Stock at the rate of .6297 shares of Common Stock per Depositary Share. Although no Depositary Shares had been converted at December 31, 2002, holders of approximately 1,600 Depositary Shares elected to convert to Common Stock in January 2003. On or after July 15, 2003, General Growth has the option to convert the PIERS and the Depositary Shares at the rate of .6297 shares of Common Stock per Depositary Share if the closing price of the Common Stock exceeds $45.65 per share for 20 trading days within any period of 30 consecutive trading days. In addition, the PIERS have a preference on liquidation of General Growth equal to $1,000 per PIERS (equivalent to $25.00 per Depositary Share), plus accrued and unpaid dividends, if any, to the liquidation date. The PIERS and the Depositary Shares are subject to mandatory redemption by General Growth on July 15, 2008 at a price of $1,000 per PIERS, plus accrued and unpaid dividends, if any, to the redemption date. Accordingly, the PIERS have been reflected in the accompanying consolidated financial statements at such liquidation or redemption value.

                             During 2002, other classes of preferred stock of General Growth were created to permit the future conversion of certain equity interests assumed by the Company in conjunction with the JP Realty acquisition (Note 3) into General Growth equity interests. As the conditions to allow such a conversion have not yet occurred, such additional classes of preferred stock have not been presented in the accompanying consolidated balance sheet for December 31, 2002.

                             SHAREHOLDER RIGHTS PLAN

                             General Growth has a shareholder rights plan pursuant to which one preferred share purchase right (a "Right") is attached to each currently outstanding or subsequently issued share of Common Stock. Prior to becoming exercisable, the Rights trade together with the Common Stock. In general, the Rights will become exercisable if a person or group acquires or announces a tender or exchange offer for 15% or more of the Common Stock. Each Right will initially entitle the holder to purchase from General Growth one one-thousandth of a share of newly-created Series A Junior Participating Preferred Stock, par value $100 per share (the "Preferred Stock"), at an exercise price of $148 per one one-thousandth of a share, subject to adjustment. In the event that a person or group acquires 15% or more of the Common Stock, each Right will entitle the holder (other than the acquirer) to purchase shares of Common Stock (or, in certain circumstances, cash or other securities) having a market value of twice the exercise price of a Right at such time. Under certain circumstances, each Right will entitle the holder (other than the acquirer) to purchase common stock of the acquirer having a market value of twice the exercise price of a Right at such time. In addition, under certain circumstances, the Board of Directors of General Growth may exchange each Right (other than those held by the acquirer) for one share of Common Stock, subject to adjustment. If the Rights become exercisable, holders of units of partnership interest in the Operating Partnership, other than General Growth, will receive the number of Rights they would have received if their units had been redeemed and the purchase price paid in Common Stock. The Rights expire on November 18, 2008, unless earlier redeemed by the General Growth Board of Directors for $0.01 per Right or such expiration date is extended.

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


                             OPERATING PARTNERSHIP

                             The Operating Partnership commenced operations on April 15, 1993 and as of December 31, 2002, it owned directly or indirectly 100% of fifty-seven regional shopping centers, 100% of the Victoria Ward Assets (as defined in Note 3) and 100% of the JP Realty Assets (as defined in Note 3) (collectively, the "Wholly-Owned Centers"); 50% of the common stock of GGP/Homart, Inc. ("GGP/Homart"), 50% of the membership interests in GGP/Homart II, L.L.C. ("GGP/Homart II"), 50% of the membership interests in GGP-TRS L.L.C. ("GGP/Teachers"), 51% of the common stock of GGP Ivanhoe, Inc., ("GGP Ivanhoe"), 51% of the common stock of GGP Ivanhoe III, Inc., ("GGP Ivanhoe III"), 50% of Quail Springs Mall and Town East Mall, and a 50% general partnership interest in Westlake Retail Associates, Ltd. ("Circle T") (collectively, the "Unconsolidated Real Estate Affiliates"), and a 100% common stock interest in GGMI. As of such date, GGP/Homart owned interests in twenty-two shopping centers, GGP/Homart II owned 100% of ten shopping centers, GGP/Teachers owned interests in five shopping centers, GGP Ivanhoe owned 100% of two shopping centers, GGP Ivanhoe III (through certain wholly-owned subsidiaries) owned 100% of eight shopping centers, and Circle T owned 100% of one shopping center (collectively, with Quail Springs Mall and Town East Mall, the "Unconsolidated Centers"). Together, the Wholly-Owned Centers and the Unconsolidated Centers comprise the "Company Portfolio" or the "Portfolio Centers" except for the center owned and being developed by Circle T which has been excluded from the definition of, and the operating statistics for, the Company Portfolio as it is not yet operational.

                             During May 2000, the Operating Partnership formed GGPLP L.L.C., a Delaware limited liability company ("the LLC"), by contributing its interest in a portfolio of 44 Wholly-Owned Centers to the LLC in exchange for all of the common units of membership interest in the LLC. On May 25, 2000, a total of 700,000 redeemable preferred units of membership interest in the LLC (the "2000 RPUs") were issued to an institutional investor by the LLC, which yielded approximately $170,625 in net proceeds to the Company which were used primarily to repay unsecured debt. During April 2002, an additional 240,000 RPUs were issued by the LLC to an affiliate of the same institutional investor (the "2002 RPUs") yielding net proceeds of approximately $58,365 which were used for various development and acquisition needs. Holders of the 2000 RPUs and 2002 RPUs are entitled to receive cumulative preferential cash distributions per RPU at a per annum rate of 8.95% of the $250 liquidation preference thereof (or $5.59375 per quarter) prior to any distributions by the LLC to the Operating Partnership. Subject to certain limitations, the RPUs may be redeemed in cash by the LLC for the liquidation preference amount plus accrued and unpaid distributions and may be exchanged by the holders of the RPUs for an equivalent amount of redeemable preferred stock of General Growth. Such preferred stock provides for an equivalent 8.95% annual preferred distribution and is redeemable at the option of General Growth for cash equal to the liquidation preference amount plus accrued and unpaid distributions. The redemption right may be exercised at any time on or after May 25, 2005 with respect to the 2000 RPUs and April 23, 2007 with respect to the 2002 RPUs and the exchange right generally may be exercised at any time on or after May 25, 2010 with respect to the 2000 RPUs and April 23, 2012 with respect to the 2002 RPUs. The RPUs outstanding at December 31, 2002 and 2001 have been reflected in the accompanying consolidated financial statements as a component of minority interest-Preferred Units at the then current total liquidation preference amounts of $235,000 and $175,000, respectively.

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

                             During May 2002, 20,000 8.25% cumulative preferred units (the "CPUs") were issued by the LLC to an independent third-party investor yielding $5,000. The holders of these CPUs are entitled to receive cumulative preferential cash distributions per CPU at a per annum rate of 8.25% of the $250 liquidation preference thereof (or $5.15625 per quarter), prior to any distributions by the LLC to the Operating Partnership. In addition and subject to certain conditions, the holders of the CPUs may, on or after June 1, 2012, elect to exchange each CPU for shares of Common Stock with a value as of the exchange closing date equal to the $250 per unit liquidation preference of such CPU plus any accrued and unpaid distributions. However, after receipt of such exchange election, General Growth may elect to fulfill such an exchange election in whole or in part in cash. The CPUs outstanding at December 31, 2002 have been included in the accompanying consolidated financial statements as a component of minority interest-Preferred Units at the then current total liquidation preference amount of $5,000.

                             On July 10, 2002, in conjunction with the acquisition of the JP Realty Assets (Note 2), the Operating Partnership issued 1,426,393 8.5% Series B Cumulative Preferred Units of limited partnership interest in the Operating Partnership (the "Series B Preferred Units"). The holders of these Series B Preferred Units are entitled to receive cumulative preferential cash distributions per Series B Preferred Unit at a per annum rate of 8.50% of the $50 per unit liquidation preference thereof (or $1.0625 per unit per quarter), prior to any distributions by the Operating Partnership to its common unit holders. In addition and subject to certain conditions, the holders of the Series B Preferred Units may elect to exchange each Series B Preferred Unit for common units of limited partnership interest in the Operating Partnership (which are convertible to Common Stock as discussed below) with a value as of the exchange closing date equal to the $50 per unit liquidation preference of such Series B Preferred Units plus any accrued and unpaid distributions. The Series B Preferred Units outstanding at December 31, 2002 have been included in the accompanying consolidated financial statements as a component of minority interest-Preferred Units at the then current total liquidation preference amount of $71,320.

                             On November 27, 2002, in conjunction with
                             GGP/Homart II's acquisition of Glendale Galleria in Glendale (Los Angeles), California, the Operating Partnership issued 822,626 convertible preferred Operating Partnership units (the "Series C Preferred Units"). The Series C Preferred Units are entitled to receive cumulative preferential cash distributions per Series C Preferred Unit at a per annum rate of 7% of the $50 per unit liquidation preference thereof (or $0.8750 per unit per quarter), prior to any distributions by the Operating Partnership to its common unit holders. The Series C preferred units are convertible into approximately 667,000 common units of limited partnership interest in the Operating Partnership, based upon an initial conversion rate of .8109 common units per Series C Preferred Unit. The Series C Preferred Units outstanding at December 31, 2002 have been included in the accompanying consolidated financial statements as a component of minority interest-Preferred Units at the then current total liquidation preference amount of $41,131.

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


                             As of December 31, 2002, the Company owned an approximate 76% general partnership interest in the Operating Partnership (excluding its preferred units of partnership interest as discussed below). The remaining approximate 24% minority interest in the Operating Partnership is held by limited partners that include trusts for the benefit of the families of the original stockholders who initially owned and controlled the Company and subsequent contributors of properties to the Company. These minority interests are represented by common units of limited partnership interest in the Operating Partnership (the "Units"). The Units can be redeemed at the option of the holders for cash or, at General Growth's election with certain restrictions, for shares of Common Stock on a one-for-one basis. The holders of the Units also share equally with General Growth's common stockholders on a per share basis in any distributions by the Operating Partnership on the basis that one Unit is equivalent to one share of Common Stock.

                             In connection with the issuance of the Depositary Shares and in order to enable General Growth to comply with its obligations with respect to the PIERS, the Operating Partnership Agreement was amended to provide for the issuance to General Growth of preferred units of limited partnership interest (the "PIERS Preferred Units") in the Operating Partnership which have rights, preferences and other privileges, including distribution, liquidation, conversion and redemption rights, that mirror those of the PIERS. Accordingly, the Operating Partnership is required to make all required distributions on the PIERS Preferred Units prior to any distribution of cash or assets to the holders of the Units. At December 31, 2002, 100% of the PIERS Preferred Units of the Operating Partnership (337,500) were owned by General Growth.

                             Changes in outstanding Operating Partnership Units (excluding the Preferred Units) for the three years ended December 31, 2002, are as follows:


                                                                                           UNITS
                                                                                        ----------

                             December 31, 1999                                          19,798,192
                                 Acquisition of outparcel
                                    at Greenwood Mall                                        7,563
                                 Conversion to common stock                               (212,050)
                                                                                        ----------

                             December 31, 2000                                          19,593,705
                                Conversion to common stock                                 (21,212)
                                                                                        ----------

                             December 31, 2001                                          19,572,493
                                Conversion to common stock                                 (16,246)
                                                                                        ----------

                             December 31, 2002                                          19,556,247
                                                                                        ==========


                             BUSINESS SEGMENT INFORMATION

                             The Financial Accounting Standards Board (the "FASB") issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131"), in June of 1997. Statement 131 requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise. The primary business of General Growth and its consolidated affiliates is the owning and operation of shopping centers. General Growth evaluates operating results and allocates resources on a property-by-property basis. General Growth does not distinguish or group its consolidated operations on a geographic basis. Accordingly, General Growth has concluded it currently has a single reportable segment for Statement 131 purposes. Further, all material operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues.

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


                    NOTE 2   Principles of Consolidation
                SUMMARY OF
               SIGNIFICANT   The accompanying consolidated financial statements
                ACCOUNTING   include the accounts of the Company consisting of
                  POLICIES   the fifty-seven centers, the Victoria Ward Assets,
                             the JP Realty Assets and the unconsolidated investments in GGP/Homart, GGP/Homart II,
                             GGP/Teachers, GGP Ivanhoe, GGP Ivanhoe III, Circle
                             T, Quail Springs Mall, and Town East Mall and, until the acquisition of its common stock by the Operating Partnership in January 2001 as discussed above, GGMI. Included in the consolidated financial statements are four joint ventures, acquired in the JP Realty acquisition (Note 3), which are partnerships with non-controlling independent joint venture partners. Income allocated to minority interests includes the share of such properties' operations (computed as the respective joint venture partner ownership percentage) applicable to such non-controlling venture partners. All significant intercompany balances and transactions have been eliminated.

                             REVENUE RECOGNITION

                             Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. As of December 31, 2002, approximately $62,294 has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant accounts receivable, net in the accompanying consolidated financial statements. Also included in consolidated minimum rents in 2002 is approximately $4,589 of accretion related to below-market leases at properties acquired as provided by SFAS 141 and 142 as defined in Note 13. Overage rents are recognized on an accrual basis once tenant sales revenues exceed contractual tenant lease thresholds. Recoveries from tenants computed as a formula related to taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable costs are incurred. Amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates, approximately $8,303, $7,500 and $3,892 in 2002, 2001 and 2000,
                             respectively, have been included in minimum rents. Fee income primarily represents GGMI management and leasing fees in 2002 and 2001 due to the consolidation of GGMI and, in 2000, financing fees and other ancillary services performed by the Company for the benefit of its Unconsolidated Real Estate Affiliates. Management and leasing fees of GGMI are recognized as services are rendered.

                             The Company provides an allowance for doubtful accounts against the portion of accounts receivable which is estimated to be uncollectible. Such allowances are reviewed periodically based upon the recovery experience of the Company. Accounts receivable in the accompanying consolidated balance sheets are shown net of an allowance for doubtful accounts of $7,817 and $5,523 as of December 31, 2002 and 2001, respectively.

                             CASH AND CASH EQUIVALENTS

                             The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The cash and cash equivalents of the Company are held at two financial institutions.

                             DEFERRED EXPENSES

                             Deferred expenses consist principally of financing fees which are amortized over the terms of the respective agreements and leasing commissions which are amortized over the average life of the tenant leases. Deferred expenses in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of $73,546 and $61,282 as of December 31, 2002 and 2001, respectively.

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


                             FINANCIAL INSTRUMENTS

                             Statement No. 107, "Disclosure about the Fair Value of Financial Instruments", ("SFAS No. 107"), issued by the FASB, requires the disclosure of the fair value of the Company's financial instruments for which it is practicable to estimate that value. SFAS No. 107 does not apply to all balance sheet items and the Company has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. The Company considers the carrying value of its cash and cash equivalents to approximate the fair value due to the short maturity of these investments. Based on borrowing rates available to the Company at the end of 2002 and 2001 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes and other debts payable approximates $4,880,611 and carrying value at December 31, 2002 and 2001, respectively. In addition, the Company estimates that the fair value of its interest rate cap and swap agreements (Note 5) related to consolidated debt at December 31, 2002 and 2001 is approximately $(28,292) and $3,487, respectively.

                             The Company purchased approximately $155,100 of marketable securities (bearing interest at a weighted average variable annual rate of 2.9% at December 31, 2001 and having a weighted average maturity of approximately 3.63 years). Such securities were classified as available-for-sale securities and were recorded at cost which approximated market value at December 31, 2001. Such securities, which were subsequently sold in May 2002 to finance certain acquisitions (Note 3), represented a portion of the commercial mortgage pass-through certificates issued in December 2001 as more fully described in Note 5. At December 31, 2002, the Company holds approximately $476 of common stock of certain former tenants who had settled their previous obligations by transferring such common stock to the Company. These equity securities have been reflected at their respective market values and were sold in February 2003 at prices approximating such assigned values. In addition, the Company has certain derivative financial instruments as described in Notes 5 and 13.

                             ACQUISITIONS

                             Acquisitions of properties are accounted for utilizing the purchase method (as revised by SFAS 141 and SFAS 142 - Note 13) and, accordingly, the results of operations are included in the Company's results of operations from the respective dates of acquisition. The Company has used estimates of future cash flows and other valuation techniques to allocate the purchase price of acquired property between land, buildings and improvements, equipment and other identifiable debit and credit intangibles such as lease origination costs and acquired below-market leases, respectively. The Company has included at December 31, 2002 net unamortized lease origination costs of approximately $28,434 in buildings and improvements and the net deferred credit related to acquired below-market leases of approximately $47,867 in accounts payable and accrued expenses. These identifiable debit and credit intangibles are amortized over the terms of the acquired leases. The Company has financed the acquisitions through a combination of secured and unsecured debt, issuance of Operating Partnership Units and the proceeds of the public offerings of Depositary Shares and Common Stock as described in
                             Note 1.

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

                             INVESTMENTS IN UNCONSOLIDATED AFFILIATES

                             The Company accounts for its investments in unconsolidated affiliates using the equity method whereby the cost of an investment is adjusted for the Company's share of equity in net income or loss from the date of acquisition and reduced by distributions received. Generally, the operating agreements with respect to these unconsolidated affiliates (Note 4) provide that elements of assets, liabilities and funding obligations are shared in accordance with the Company's ownership percentages (50% or 51% depending on the affiliate). In addition, the Company generally shares in the profit and losses, cash flows and other matters relating to its unconsolidated affiliates in accordance with its respective ownership percentages. However, due to unpaid and accrued preferences on the GGMI preferred stock as described in Note 4, the Company was entitled to 100% of the earnings (loss) and cash flows generated by GGMI in 2000. As of January 1, 2001, GGMI has been consolidated due to the acquisition of its common stock as discussed above. In addition, the differences between the Company's carrying value of its investment in the unconsolidated affiliates and the Company's share of the underlying equity of such unconsolidated affiliates (approximately $126,054 and $130,752 at December 31, 2002 and 2001, respectively) are amortized over lives ranging from five to forty years. Further, any advances to or loans (see Note
                             5) from the Unconsolidated Real Estate Affiliates (loans equal approximately $102,053 and $94,996 at December 31, 2002 and 2001, respectively) have been included in the balance of the Company's investments in Unconsolidated Affiliates.

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


                             INCOME TAXES

                             General Growth elected to be taxed as a real estate investment ("REIT") trust under sections 856-860 of the Internal Revenue Code of 1986 (the "Code"), commencing with its taxable year beginning January 1, 1993. To qualify as a REIT, General Growth must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of its ordinary taxable income and to distribute to stockholders or pay tax on 100% of capital gains and to meet certain asset and income tests. It is management's current intention to adhere to these requirements. As a REIT, General Growth will generally not be subject to corporate level Federal income tax on taxable income it distributes currently to its stockholders. If General Growth fails to qualify as a REIT in any taxable year, it will be subject to Federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Accordingly, the consolidated statements of operations do not reflect a provision for income taxes. Even if the Company qualifies for taxation as a REIT, General Growth may be subject to certain state and local taxes on its income or property, and to Federal income and excise taxes on its undistributed taxable income. However, such state and local income and other taxes have not been and are not expected to be significant.

                             Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes due to differences for Federal income tax reporting purposes in, among other things, estimated useful lives, depreciable basis of properties and permanent and timing differences on the inclusion of deductability of elements of income and expense for such purposes.

                             The allocations of the common distributions declared and paid for income tax purposes are as follows:


                                                                         YEAR ENDED DECEMBER 31,
                                                                    2002         2001          2000
                                                                   -----        ------       ------

                                           Ordinary Income          79.8%         76.0%        92.2%
                                           Capital Gain              0.4%           --%          --%
                                           Return of Capital        19.8%         24.0%         7.8%
                                                                   -----        ------       ------
                                                                   100.0%        100.0%       100.0%
                                                                   =====        ======       ======

                             One of the Company's subsidiaries, GGMI, is a taxable corporation and accordingly, state and Federal income taxes on its net taxable income are payable by GGMI. GGMI has recognized a benefit provided for income taxes in the amount of $2,696, $0 and $1,002 for 2002, 2001 and 2000, respectively. The net deferred tax asset
                             (liability), net of a valuation allowance of $11,649 at December 31, 2002, was approximately $5,133 which was primarily comprised of net operating loss carryforwards which are currently scheduled to expire in subsequent years through 2021. At December 31, 2002, the Company concluded that it was more likely than not that this net deferred tax asset will be realized in future periods.

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)



                             EARNINGS PER SHARE ("EPS")
                             Basic per share amounts are based on the weighted average of common shares outstanding of 62,181,283 for 2002, 52,844,821 for 2001 and 52,058,320 for
                             2000. Diluted per share amounts are based on the total number of weighted average common shares and dilutive securities outstanding of 70,851,003 for 2002, 52,906,549 for 2001 and 52,096,331 for 2000.
                             The effect of the issuance of the PIERS is anti-dilutive with respect to the Company's calculation of diluted earnings per share for the years ended December 31, 2001 and 2000 and therefore has been excluded. In addition, 384,375, 737,693, and 1,115,516 options respectively, outstanding for such years were not included in the computation of diluted earnings per share either because the exercise price of the options was higher than the average market price of the Common Stock for the applicable periods and therefore, the effect would be anti-dilutive or because the conditions which must be satisfied prior to the issuance of any such shares were not achieved during the applicable periods. The outstanding Units have been excluded from the diluted earnings per share calculation as there would be no effect on the EPS amounts since the minority interests' share of income would also be added back to net income.

                             The following are the reconciliations of the numerators and denominators of the basic and diluted EPS:


                                                                                     Years ended December 31,
                                                                           2002                    2001           2000
                                                                ---------------------------      ---------      ---------
                                                                                                  Basic +        Basic +
                                                                  Basic            Diluted        Diluted        Diluted
                                                                ---------         ---------      ---------      ---------
Numerators:
Income before extraordinary items
     and cumulative effect of accounting change                 $ 210,601         $ 210,601      $ 109,666      $ 137,948
Dividends on PIERS                                                (24,467)(*)            --        (24,467)       (24,467)
                                                                ---------         ---------      ---------      ---------
Income available to common stockholders before
     extraordinary items and cumulative effect
     of accounting change for basic and diluted EPS               186,134           210,601         85,199        113,481
Extraordinary items                                                (1,343)           (1,343)       (14,022)            --
Cumulative effect of accounting change                                 --                --         (3,334)            --
                                                                ---------         ---------      ---------      ---------
Net income available to common
     stockholders  - for basic and diluted EPS                  $ 184,791         $ 209,258      $  67,843      $ 113,481
                                                                =========         =========      =========      =========

Denominators:
Weighted average common shares
     outstanding (in thousands) - for basic EPS                    62,181            62,181         52,845         52,058
                                                                =========
Effect of dilutive securities - options (and PIERS in 2002)                           8,670             62             38
                                                                                  ---------      ---------      ---------
Weighted average common shares
       outstanding (in thousands) - for diluted EPS                                  70,851         52,907         52,096
                                                                                  =========      =========      =========


(*) In 2002, the effect of the issuance of the PIERS is dilutive and, therefore, no adjustment of net income is made as the PIERS dilution is reflected in denominator of the diluted EPS calculation.


                             MCCRELESS MALL
                             On January 21, 2003, the Company entered into a contract for the sale of McCreless Mall in San Antonio, Texas. The contract provides for the sale to occur no later than March 31, 2003 for aggregate consideration of $15,000 (to be paid in cash at closing). The sale, as subsequently approved by General Growth's Board of Directors, is subject to customary closing conditions and, therefore, there can be no assurance that this transaction will be completed on these or any other terms. The Company has reclassified the McCreless Mall to property-held-for-sale as of January 21, 2003 and operations of the property will subsequently be reported as discontinued operations until the sale date.

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


                             MINORITY INTEREST
                             Income is allocated to the limited partners (the "Minority Interest") based on their ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the numbers of Operating Partnership Units held by the Minority Interest by the total Operating Partnership Units (excluding Preferred Units) outstanding. The issuance of additional shares of Common Stock or Operating Partnership Units changes the percentage ownership of both the Minority Interest and the Company. Since a Unit is generally redeemable for cash or Common Stock at the option of the Company, it may be deemed to be equivalent to a common share. Therefore, such transactions are treated as capital transactions and result in an allocation between stockholders' equity and Minority Interest-Common Units in the accompanying consolidated balance sheets to account for the change in the ownership of the underlying equity in the Operating Partnership.

                             COMPREHENSIVE INCOME
                             Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income", requires that the Company disclose comprehensive income in addition to net income. Comprehensive income is a more inclusive financial reporting methodology that encompasses net income and all other changes in equity except those resulting from investments by and distributions to equity holders.

                             Included in comprehensive income but not net income is unrealized holding gains or losses on marketable securities classified as available-for-sale and unrealized gains or losses on financial instruments designated as cash flow hedges (Note 13). Also included in comprehensive loss of 2002 is approximately $740 representing the 2002 change in the fair value of plan assets relating to a frozen pension plan of Victoria Ward assumed by the Company upon acquisition (Note 3). In addition, one of the Company's unconsolidated affiliates received common stock of a large publicly-traded real estate company as part of a 1998 transaction. For the year ended December 31, 2000, there were holding gains on such securities of $177, net of minority interest of $67, which were recorded. During 2001, portions of the Company's holdings of the stock were sold and the cumulative previously unrealized losses for the stock sold were realized. For the year ended December 31, 2002, there were no unrealized losses as the remaining stock was sold in March 2002 and the remaining cumulative unrealized losses pertaining to such stock holdings were realized.

                             USE OF ESTIMATES
                             The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, recoverable amounts of receivables and deferred taxes, initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Actual results could differ from those estimates.

                             RECLASSIFICATIONS
                             Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform to the current year presentation.

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


                     NOTE 3  WHOLLY-OWNED PROPERTIES
                   PROPERTY
           ACQUISITIONS AND
               DEVELOPMENTS
                             2002
                             On May 28, 2002, the Company acquired the stock of Victoria Ward, Limited, a privately held real estate corporation ("Victoria Ward"). The total acquisition price was approximately $250,000, including the assumption of approximately $50,000 of existing debt, substantially all of which was repaid immediately following the closing. The $250,000 total cash requirement was funded from the proceeds of the sale of the Company's investment in marketable securities (related to the GGP MPTC financing (Note 5)) and from available cash and cash equivalents. The principal Victoria Ward assets include 65 fee simple acres in Kakaako, central Honolulu, Hawaii, currently improved with, among other uses, an entertainment, shopping and dining district which includes Ward Entertainment Center, Ward Warehouse, Ward Village and Village Shops. In total, Victoria Ward currently has 17 properties subject to ground leases and 29 owned buildings containing in the aggregate approximately 878,000 square feet of retail space, as well as approximately 441,000 square feet of office, commercial and industrial leaseable area (collectively, the "Victoria Ward Assets").

                             On July 10, 2002, the Company acquired JP Realty, Inc. ("JP Realty"), a publicly- held real estate investment trust, and its operating partnership subsidiary, Price Development Company, Limited Partnership ("PDC"), by merging JP Realty and PDC with wholly-owned subsidiaries of the Company, with PDC surviving the merger and all of its subsidiaries remaining in existence. The total acquisition price was approximately $1,100,000 which included the assumption of approximately $460,000 in existing debt and approximately $116,000 of existing cumulative preferred operating partnership units in PDC (510,000 Series A 8.75% units redeemable in April 2004, 3,800,000 Series B 8.95% units redeemable in July 2004 and 320,000 Series C 8.75% units redeemable in May 2005) which has been included in minority interest-Preferred Units in the accompanying consolidated financial statements. Each unit of each series of the cumulative redeemable preferred units in PDC has a liquidation value of $25 per unit and is convertible at the option of the preferred unit holder in 2009 (2010 for the Series C Units) into
                             0.025 shares of a newly created series of General Growth preferred stock ($1,000 per share base liquidation preference) with payment and liquidation rights comparable to such preferred unit. Pursuant to the terms of the merger agreement, the outstanding shares of JP Realty common stock were converted into $26.10 per share of cash (approximately $431,470). Holders of common units of limited partnership interest in PDC were entitled to receive $26.10 per unit in cash or, at the election of the holder, .522 8.5% Series B Preferred Units (Note 1) per unit. Based upon the elections of such holders, 1,426,393 Series B Preferred Units were issued and the holders of the remaining common units of limited partnership interest of PDC received approximately $23,600 in cash. JP Realty owned or had an interest in 51 properties, including 18 enclosed regional mall centers (two of which were owned through controlling general partnership interests), 26 anchored community centers (two of which were owned through controlling general partnership interests), one free-standing retail property and 6 mixed-use commercial/business properties, containing an aggregate of over 15,200,000 square feet of GLA in 10 western states (collectively, the "JP Realty Assets"). The cash portion of the acquisition price was funded from the net proceeds of certain new mortgage loans, a new $350,000 acquisition loan (Note 5), and available cash and cash equivalents.

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


                             On August 5, 2002, the Operating Partnership acquired from GGP/Homart, the Prince Kuhio Plaza in Hilo, Hawaii for approximately $39,000. Prince Kuhio Plaza, which contains approximately 504,000 square feet of GLA, was acquired by the assumption by the Operating Partnership of the allocated share of the GGP MPTC financing (Note 5) pertaining to Prince Kuhio Plaza (approximately $24,000) and the payment to GGP/Homart of $7,500 in cash and $7,500 in the form of a promissory note. Immediately following the acquisition, GGP/Homart issued a dividend of $15,000 to its two co-investors, paid in the form of $7,500 in cash to NYSCRF and the $7,500 promissory note to the Operating Partnership. Upon receipt of the promissory note as a dividend, the Operating Partnership caused the promissory note to GGP/Homart to be cancelled.

                             On August 26, 2002, concurrent with the formation of GGP/Teachers (Note 4), the Company, through GGP/Teachers, acquired Galleria at Tyler in Riverside, California, Kenwood Towne Centre in Cincinnati, Ohio and Silver City Galleria in Taunton, Massachusetts from an institutional investor for an aggregate purchase price of approximately $477,000. Two existing non-recourse loans on Silver City Galleria, aggregating a total of $75,000 and bearing interest at a rate per annum of 7.41%, were assumed and three new non-recourse mortgage loans totaling approximately $337,000 were obtained. The new loans bear interest at a weighted average rate per annum of LIBOR (1.38% at December 31, 2002) plus 76 basis points.

                             On September 13, 2002, the Company acquired
                             Pecanland Mall, an enclosed regional mall in Monroe, Louisiana, for approximately $72,000. The acquisition was funded by approximately $22,000 of cash on hand and the assumption of a $50,000 existing non-recourse loan that bears interest at a rate per annum equal to the sum of 3.0% plus the greater of (i) LIBOR or (ii) 3.5%. The loan is scheduled to mature in January of 2005 (subject to a right to extend for one additional year).

                             On December 4, 2002, the Company acquired Southland Mall, an enclosed regional mall in Hayward, California. The aggregate consideration paid was approximately $89,000. The purchase was financed with approximately $24,000 of cash on hand and a new 5-year (assuming all options to extend are exercised) $65,000 mortgage loan that bears interest at LIBOR plus 75 basis points.

                             2001
                             During April 2001, GGP-Tucson Mall, L.L.C., a wholly-owned subsidiary of the Operating Partnership ("GGP-Tucson"), agreed to advance $20,000 to an unaffiliated developer in the form of a secured promissory note (bearing interest at 8% per annum) collateralized by such developer's ownership interest in Tucson Mall, a 1.3 million square foot enclosed regional mall in Tucson, Arizona. The promissory note was payable interest only and was due on demand. GGP-Tucson had also entered into an option agreement to purchase Tucson Mall from such developer and its co-tenants in title to the property. On August 15, 2001, the promissory note was repaid in conjunction with GGP-Tucson's completion of its acquisition of Tucson Mall pursuant to the option agreement. The aggregate consideration paid by GGP-Tucson for Tucson Mall was approximately $180,000 (subject to prorations and to certain adjustments and payments to be made by GGP-Tucson). The consideration was paid in the form of cash borrowed under the Operating Partnership's revolving line of credit and an approximately $150,000 short-term floating rate acquisition loan which was scheduled to mature in December 2001 but was refinanced in December 2001.

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


                             2000
                             On March 15, 2000, St. Cloud Mall L.L.C. acquired the Crossroads Center in St. Cloud (Minneapolis), Minnesota. St. Cloud L.L.C. had previously held a $31,000 second mortgage on the property and, pursuant to a purchase option, acquired the property for a purchase price of approximately $2,000 plus the assumption of the first mortgage on the property (approximately $46,600) and the balance of the second mortgage.

                             DEVELOPMENTS
                             The Company has an ongoing program of renovations and expansions at its properties including significant projects currently under construction or recently completed at Alderwood Mall in Lynnwood (Seattle), Washington; Altamonte Mall in Altamonte Springs Florida; Tucson Mall in Tucson, Arizona; and Fallbrook Mall in West Hills (Los Angeles), California.

                             During 1999, the Company formed the Circle T joint venture to develop a regional mall in Westlake (Dallas), Texas as further described in Note 4 below. As of December 31, 2002, the Company had invested approximately $17,368 in the joint venture. The Company is currently obligated to fund additional pre-development costs of approximately $699. Actual development costs are not finalized or committed but are anticipated to be funded from a construction loan that is expected to be obtained. The retail site, part of a planned community which is expected to contain a resort hotel, a golf course, luxury homes and corporate offices, is currently planned to contain up to 1.3 million square feet of tenant space with up to six anchor stores, an ice rink and a multi-screen theater. The construction project is currently anticipated to be completed in 2005.

                             On September 23, 2002, the Company commenced construction of the Jordan Creek Town Center on a 200 acre site in West Des Moines, Iowa. As of December 31, 2002, the Company had invested approximately $30,431 in the project, including land costs. Actual development costs are estimated to be approximately $199,000, which are anticipated to be funded primarily from a construction loan expected to be obtained and from current and to-be-arranged unsecured revolving credit facilities. At completion, currently scheduled for August 2004, the regional mall is planned to contain up to two million square feet of tenant space with up to three anchor stores, a hotel and an amphitheater.

                             The Company also owns and/or is investigating certain other potential development sites (representing a net investment of approximately $20,156), including sites in Toledo, Ohio and South Sacramento, California but there can be no assurance that development of these sites will proceed.

                     NOTE 4  GGP/HOMART
             INVESTMENTS IN The Company owns 50% of the common stock UNCONSOLIDATED of GGP/Homart with the remaining ownership interest
                 AFFILIATES  held by the New York State Common Retirement Fund
                             ("NYSCRF"). GGP/Homart has elected to be taxed as a REIT. NYSCRF has an exchange right under the GGP/Homart Stockholders Agreement, which permits it to convert its ownership interest in GGP/Homart to shares of Common Stock of General Growth. If such exchange right is exercised, the Company may alternatively satisfy such exchange in cash.

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


                             During 2002, as further described in Note 3, GGP/Homart sold its interest in Prince Kuhio Plaza to the Company for approximately $39,000. In addition, GGP/Homart acquired on December 19, 2002, for a purchase price of approximately $50,000, the 50% interest that it did not own in The Woodlands Mall in Houston, Texas from The Woodlands Commercial Property Company, LP. An additional $50,000 mortgage loan bearing interest at a rate per annum of LIBOR plus 250 basis points was placed at the property on December 31, 2002 which is scheduled to mature in December 2006.

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

                             At the time of its formation, GGP/Homart II owned 100% interests in Stonebriar Centre in Frisco (Dallas), Texas, Altamonte Mall in Altamonte Springs (Orlando), Florida, Natick Mall in Natick (Boston), Massachusetts, and Northbrook Court in Northbrook (Chicago), Illinois which were contributed by the Company, and 100% interests in Alderwood Mall in Lynnwood (Seattle), Washington, Carolina Place in Charlotte, North Carolina, and Montclair Plaza in Los Angeles, California which were contributed by NYSCRF. Certain of these seven malls were contributed subject to existing financing ("Retained Debt") in order to balance the net equity values of the malls contributed by each of the venture partners. Such contribution arrangements between the Company and NYSCRF have the effect of the Company having an additional contingent obligation to fund any shortfalls GGP/Homart II may incur if the non-recourse debt (approximately $167,000 at December 31, 2002) related to Natick Mall is not funded by proceeds from any subsequent sales or refinancing of Natick Mall.

                             Subsequent to its formation, GGP/Homart II made three additional acquisitions. Specifically, during March 2001, GGP/Homart II acquired a 100% ownership interest in Willowbrook Mall in Houston, Texas for a purchase price of approximately $145,000. GGP/Homart II financed the Willowbrook acquisition with a new $102,000 10-year mortgage loan bearing interest at 6.93% per annum and approximately $43,000 in financing proceeds from a new mortgage loan collateralized by the Stonebriar Center. Glendale Galleria was acquired by GGP/Homart II on November 27, 2002, for approximately $415,000. A portion of the purchase price was paid by the Operating Partnership's issuance of 822,626 convertible preferred Operating Partnership units having a liquidation preference of approximately $41,100 (Note 1). In addition, on December 30, 2002, GGP/Homart II acquired First Colony Mall, an enclosed regional mall in Sugar Land, Texas for approximately $105,000. The acquisition was funded by cash on hand and a new $67,000 mortgage loan bearing interest at a rate per annum of LIBOR plus 80 basis points with a scheduled maturity of January 2006.

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


                             GGP/TEACHERS
                             On August 26, 2002, the Company formed
                             GGP/Teachers, a new joint venture owned 50% by the Company and 50% by Teachers' Retirement System of the State of Illinois ("Illinois Teachers"). Upon formation of GGP/Teachers, Clackamas Town Center in Portland, Oregon, which was 100% owned by Illinois Teachers, was contributed to GGP/Teachers. In addition, concurrent with its formation, GGP/Teachers acquired Galleria at Tyler in Riverside, California, Kenwood Towne Centre in Cincinnati, Ohio, and Silver City Galleria in Taunton, Massachusetts, as described in Note 3. The Company's share (approximately $112,000) of the equity of GGP/Teachers was funded by a portion of new unsecured loans that total $150,000 (see Note
                             5) and bear interest at LIBOR plus 100 basis points. According to the operating agreement between the venture partners, the Company and Illinois Teachers generally share in the profits and losses, cash flows and other matters relating to GGP/Teachers in accordance with their respective 50% ownership percentages. Also pursuant to the operating agreement, and in exchange for a reduced initial cash contribution by the Company, approximately $19,488 of debt related to the properties was deemed to be Retained Debt and therefore, solely attributable to the Company. The Company would be obligated to fund any shortfalls of any subsequent sale or refinancing proceeds of the properties against their respective loan balances to the extent of such Retained Debt.

                             In addition, on December 19, 2002, Florence Mall in Florence, Kentucky was acquired by GGP/Teachers for a purchase price of approximately $97,000 including a new, two-year $60,000 mortgage loan that bears interest at a rate per annum of LIBOR plus 89 basis points and matures in January 2008 (assuming an exercise of both extension options).

                             GGP IVANHOE III
                             As of June 30, 1998, GGP Ivanhoe III acquired the U.S. Prime Property, Inc. ("USPPI") portfolio through a merger of a wholly-owned subsidiary of GGP Ivanhoe III into USPPI. The common stock of GGP Ivanhoe III is owned 51% by the Company and 49% by an affiliate of Ivanhoe Cambridge Inc. of Montreal, Quebec, Canada ("Ivanhoe"). GGP Ivanhoe III has elected to be taxed as a REIT. The properties acquired include: Landmark Mall in Alexandria, Virginia; Mayfair Mall and adjacent office buildings in Wauwatosa (Milwaukee), Wisconsin; Meadows Mall in Las Vegas, Nevada; Northgate Mall in Chattanooga, Tennessee; Oglethorpe Mall in Savannah, Georgia; and Park City Center in Lancaster, Pennsylvania. Effective as of September 28, 1999, GGP Ivanhoe III acquired Oak View Mall in Omaha, Nebraska and on December 22, 1999, Eastridge Shopping Center in San Jose, California.

                             In conjunction with the GGP MPTC financing as defined and described in Note 5, GGP Ivanhoe III entered into an interest rate swap agreement with the Operating Partnership. The swap agreement effectively converts approximately $90,790 of GGP Ivanhoe III debt bearing interest at a weighted average fixed rate of 5.33% per annum, which was obtained in the GGP MPTC transaction, to variable rate debt bearing interest at a weighted average rate per annum of LIBOR plus 110 basis points. The swap agreement qualifies as a cash flow hedge for the Operating Partnership and a fair value hedge for GGP Ivanhoe III.

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


                             The joint venture partner in GGP Ivanhoe III is also the Company's joint venture partner in GGP Ivanhoe (described below). The Company and Ivanhoe share in the profits and losses, cash flows and other matters relating to GGP Ivanhoe III in accordance with their respective ownership percentages except that certain major operating and capital decisions (as defined in the stockholders' agreement) require the approval of both stockholders. The stockholder's agreement further provides that any stockholder wishing to sell its stock to a third party must offer the stock to the other stockholder and, after the fifth anniversary of the stockholder agreement (July 30, 2003), each stockholder has the right to offer to sell its stock to the other stockholder. Accordingly, the Company is accounting for GGP Ivanhoe III using the equity method.

                             GGP IVANHOE
                             GGP Ivanhoe owns The Oaks Mall in Gainesville, Florida and Westroads Mall in Omaha, Nebraska. The Company contributed approximately $43,700 for its 51% ownership interest in GGP Ivanhoe and Ivanhoe owns the remaining 49% ownership interest. The terms of the stockholders' agreement are similar to those of GGP Ivanhoe III. As certain major decisions concerning GGP Ivanhoe must be made jointly by the Company and Ivanhoe, the Company is accounting for GGP Ivanhoe using the equity method.

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

                             CIRCLE T
                             At December 31, 2002, the Company, through a wholly-owned subsidiary, owns a 50% general partnership interest in Westlake Retail Associates, Ltd. ("Circle T"). AIL Investment, LP, an affiliate of Hillwood Development Company, ("Hillwood") is the limited partner of Circle T. Circle T is currently developing the Circle T Ranch Mall, a regional mall in Dallas, Texas, scheduled for completion in 2005. Development costs are expected to be funded by a construction loan to be obtained by the joint venture and capital contributions by the joint venture partners. As of December 31, 2002, the Company has made contributions of approximately $17,368 to the project for pre-development costs and Hillwood has contributed approximately $11,200, mostly in the form of land costs and related predevelopments costs.

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

                             On January 1, 2001 the Operating Partnership acquired 100% of the common stock of GGMI as described in Note 1 and the operations of GGMI have been fully consolidated with the Company as of and for the year ended December 31, 2001 and December 31, 2002.

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)



SUMMARIZED FINANCIAL INFORMATION OF INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

Following is summarized financial information for the Company's Unconsolidated Real Estate Affiliates as of December 31, 2002 and 2001 and for the years ended December 31, 2002, 2001 and 2000.

                             CONDENSED BALANCE SHEETS
                                                                                      DECEMBER 31, 2002
                                                                                                           ALL OTHER
                                                                                                          REAL ESTATE
                                                                           GGP/HOMART   GGP/HOMART II     AFFILIATES
                                                                           ----------   -------------     -----------
                             Assets:
                             Net investment in real estate*                $1,541,042     $1,950,308      $ 1,993,985
                             Investment in real estate joint ventures          12,520             --               --
                             Other assets                                     154,166        180,805          130,052
                                                                           ----------     ----------      -----------
                                                                           $1,707,728     $2,131,113      $ 2,124,037
                                                                           ==========     ==========      ===========

                             Liabilities and Owners' Equity:
                             Mortgage and other notes payable              $1,323,040     $1,469,137      $ 1,281,848
                             Accounts payable and accrued expenses             80,497         81,896          127,142
                             Owners' equity                                   304,191        580,080          715,047
                                                                           ----------     ----------      -----------
                                                                           $1,707,728     $2,131,113      $ 2,124,037
                                                                           ==========     ==========      ===========

                                                                                      DECEMBER 31, 2001
                                                                                                           ALL OTHER
                                                                                                          REAL ESTATE
                                                                           GGP/HOMART   GGP/HOMART II     AFFILIATES
                                                                           ----------   -------------     -----------
                             Assets:
                             Net investment in real estate*                $1,428,163     $1,411,629      $ 1,207,265
                             Investment in real estate joint ventures          25,604             --               --
                             Other assets                                     117,198         93,904           65,699
                                                                           ----------     ----------      -----------
                                                                           $1,570,965     $1,505,533      $ 1,272,964
                                                                           ==========     ==========      ===========

                             Liabilities and Owners' Equity:
                             Mortgage and other notes payable              $1,186,616     $  956,576      $   768,553
                             Accounts payable and accrued expenses             43,216         47,591           47,565
                             Owners' equity                                   341,133        501,366          456,846
                                                                           ----------     ----------      -----------
                                                                           $1,570,965     $1,505,533      $ 1,272,964
                                                                           ==========     ==========      ===========


 (*) At December 31, 2002 and 2001, the net investment in real estate includes approximately $28,563 and $27,400, respectively, of assets of the Circle T joint venture which are currently categorized as developments in progress.

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


                             CONDENSED STATEMENTS OF OPERATIONS

                                                                                      DECEMBER 31, 2002
                                                                                                           ALL OTHER
                                                                                                          REAL ESTATE
                                                                           GGP/HOMART   GGP/HOMART II     AFFILIATES
                                                                           ----------   -------------     -----------
                             Revenues:
                             Tenant rents                                  $  286,494    $  210,171       $   256,918
                             Operating expenses (*)                           169,981       115,152           146,672
                                                                           ----------    ----------       -----------
                             Operating income                                 116,513        95,019           110,246

                             Interest expense, net                            (62,424)      (38,583)          (44,864)
                             Equity in net income of unconsolidated
                              real estate affiliates                            4,938            --                --
                             Gain on property sales                               921             9                --
                                                                           ----------    ----------       -----------
                             Net income                                    $   59,948    $   56,445       $    65,382
                                                                           ==========    ==========       ===========

                                                                                      DECEMBER 31, 2001
                                                                                                           ALL OTHER
                                                                                                          REAL ESTATE
                                                                           GGP/HOMART   GGP/HOMART II     AFFILIATES
                                                                           ----------   -------------     -----------
                             Revenues:
                             Tenant rents                                  $  279,993    $  189,280       $   205,553

                             Operating expenses (*)                           161,547       105,156           119,946
                                                                           ----------    ----------       -----------
                             Operating income                                 118,446        84,124            85,607

                             Interest expense, net                            (74,422)      (44,938)          (49,792)
                             Equity in net income of unconsolidated
                              real estate affiliates                            3,375            --                --
                             Gain (loss) on property sales                     (1,074)           65                --
                                                                           ----------    ----------       -----------
                             Net income                                    $   46,325    $   39,251       $    35,815
                                                                           ==========    ==========       ===========

                             Revenues:
                                                                                      DECEMBER 31, 2000
                                                                                                           ALL OTHER
                                                                                                          REAL ESTATE
                                                                           GGP/HOMART   GGP/HOMART II     AFFILIATES
                                                                           ----------   -------------     -----------

                             Revenues:
                             Tenant rents                                  $  253,348    $  146,730       $   199,709

                             Operating expenses (*)                           143,862        80,339           117,266
                                                                           ----------    ----------       -----------
                             Operating income                                 109,486        66,391            82,443

                             Interest expense, net                            (74,447)      (36,253)          (53,128)
                             Equity in net income of unconsolidated
                              real estate affiliates                            3,266            --                --
                             Gain (loss) on property sales                       (744)           --                --
                             Income allocated to minority interest               (408)           --                --
                                                                           ----------    ----------       -----------
                             Net income                                    $   37,153    $   30,138       $    29,315
                                                                           ==========    ==========       ===========


                             Significant accounting policies used by the Unconsolidated Real Estate Affiliates are the same as those used by the Company.

                             (*) Includes depreciation and amortization.

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


            NOTE 5 MORTGAGE  Mortgage notes and other debt payable have various
            NOTES AND OTHER  maturities through 2095 (weighted average scheduled
               DEBT PAYABLE  remaining term equal to 4.7 years at December 31,
                             2002) and consisted of the following:

                                           December 31, 2002     December 31, 2001
                                           -----------------     -----------------
Fixed-Rate debt:
      Mortgage notes payable               $       2,523,701     $       2,239,511
Variable-Rate debt:
      Mortgage notes payable                       1,472,310               951,696
      Credit Facilities and bank loans               596,300               207,000
                                           -----------------     -----------------

      Total Variable-Rate debt                     2,068,610             1,158,696
                                           -----------------     -----------------

      Total                                $       4,592,311     $       3,398,207
                                           =================     =================

                             Land, buildings and equipment related to the mortgage notes payable with an aggregate cost of approximately $6,343,793 at December 31, 2002 have been pledged as collateral. Certain properties, including those within the portfolios collateralized by commercial mortgage-backed securities, are subject to financial performance covenants, primarily debt service coverage ratios.

                             FIXED RATE DEBT
                             MORTGAGE NOTES AND OTHER DEBT PAYABLE
                             Mortgage notes and other debt payable consist primarily of fixed rate non-recourse notes collateralized by individual or groups of properties or equipment. Also included in mortgage notes and other debt payable are $100,000 of ten-year senior unsecured notes, bearing interest at a fixed rate of 7.29% per annum, which were issued by PDC in March 1998 and were assumed by the Company in conjunction with the acquisition of JP Realty (Note 2). Interest payments on these notes are due semi-annually on March 11 and September 11 of each year and principal payments of $25,000 are due annually beginning March 2005. The fixed rate notes bear interest ranging from 1.81% to 10.00% per annum (weighted average of 6.42% per annum), and require monthly payments of principal and/or interest. Certain properties are pledged as collateral for the related mortgage notes. Substantially all of the mortgage notes payable as of December 31, 2002 are non-recourse to the Company. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty of a yield-maintenance premium or a percentage of the loan balance. Certain loans have cross-default provisions and are cross-collateralized as part of a group of properties. Under certain cross-default provisions, a default under any mortgage notes included in a cross-defaulted package may constitute a default under all such mortgage notes and may lead to acceleration of the indebtedness due on each property within the collateral package. In general, the cross-defaulted properties are under common ownership. However, GGP Ivanhoe debt collateralized by two GGP Ivanhoe centers (totaling $125,000) is cross-defaulted and cross-collateralized with debt collateralized by eleven Wholly-Owned centers.

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


                             VARIABLE RATE DEBT
                             MORTGAGE NOTES AND OTHER DEBT PAYABLE
                             Variable rate mortgage notes and other debt payable at December 31, 2002 consist primarily of approximately $852,691 of collateralized mortgage-backed securities (approximately $665,790 of which are currently subject to fixed rate interest swap agreements as described below and in
                             Note 13), the $275,000 outstanding on the loan obtained in conjunction with the JP Realty acquisition, the $172,500 outstanding on the Company's Term Loan, the approximately $130,000 of revolving credit of PDC, the approximately $91,000 of construction loans assumed in the JP Realty acquisition, and the $150,000 in bank loans obtained in September 2002, all as described below. The remaining variable rate loans are individual notes collateralized by individual properties and equipment. The loans bear interest at a rate per annum equal to LIBOR plus 60 to 250 basis points.

                             COMMERCIAL MORTGAGE-BACKED SECURITIES
                             In August 1999, the Company issued $500,000 of commercial mortgage-backed securities (the "Ala Moana CMBS") collateralized by the Ala Moana Center. The securities were comprised of notes which bore interest at rates per annum ranging from LIBOR plus 50 basis points to LIBOR plus 275 basis points (weighted average equal to LIBOR plus 95 basis points), calculated and payable monthly. The notes were repaid in December 2001 with a portion of the proceeds of the GGP MPTC financing described below. In conjunction with the issuance of the Ala Moana CMBS, the Company arranged for an interest rate cap agreement, the effect of which was to limit the maximum interest rate the Company would be required to pay on the securities to 9% per annum. Payments received pursuant to the interest rate cap agreement for the year ended December 31, 2000 were approximately $77, which were reflected as a reduction in net interest expense. No amounts were received on the cap agreement in 2001. Approximately $438,000 of the proceeds from the sale of the Ala Moana CMBS was used by the Company to repay the short-term mortgage loan obtained in July 1999 to enable it to purchase the Ala Moana Center. The remainder was utilized by the Company for general working capital purposes including repayments of outstanding indebtedness under the Company's Credit Facility.

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

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


                             Concurrent with the issuance of the certificates, the Company purchased interest rate protection agreements (structured to limit the Company's exposure to interest rate fluctuations in a manner similar to the interest rate cap agreements purchased in connection with the Ala Moana and GGP-Ivanhoe CMBS), and simultaneously an equal amount of interest rate protection agreements were sold to fully offset the effect of these agreements and to recoup a substantial portion of the cost of such agreements. Further, to achieve a more desirable balance between fixed and variable rate debt, the Company entered into $666,933 of swap agreements. Approximately $575,000 of such swap agreements are with independent financial services firms and approximately $90,790 is with GGP Ivanhoe III to provide Ivanhoe with only variable rate debt (see Note 4). The notional amounts of such swap agreements decline over time to an aggregate of $25,000 at maturity of the 51 month variable rate loans (assuming both 18 month extension options are exercised). The swap agreements convert the related variable rate debt to fixed rate debt currently bearing interest at a weighted average rate of 4.85% per annum. Such swap agreements have been designated as hedges of related variable rate debt as described in Note 13.

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

                             In conjunction with the acquisition of JP Realty, an existing $200,000 unsecured credit facility (the "PDC Credit Facility") with a balance of approximately $120,000 was assumed. The PDC Credit Facility has a principal balance of $130,000 at December 31, 2002, a scheduled maturity of July 2003 and bears interest at the option of the Company at (i) the higher of the federal funds rate plus 50 basis points or the prime rate of Bank One, NA, or (ii) LIBOR plus a spread of 85 to 145 basis points. The LIBOR spread is determined by PDC's credit rating. The PDC Credit Facility, which is expected to be repaid or extended in conjunction with the new credit facility to be obtained as discussed below, contains restrictive covenants, including limitations on the amount of outstanding secured and unsecured debt, and requires PDC to maintain certain financial ratios.

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


                             In March 2003, the Company reached a preliminary agreement with a group of banks to establish a new revolving credit facility and term loan. The total amount to be financed is expected to be approximately $700,000, have a term of three years and provide for partial amortization of a portion of the principal balance of the term loan in the second and third years. The proceeds are anticipated to be used to repay and consolidate existing financing including amounts due on the PDC Credit Facility, the Term Loan, the JP Realty acquisition loan, and to Unconsolidated Real Estate Affiliates.

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

                             As of July 31, 2000, the Company obtained an unsecured term loan (the "Term Loan") in a maximum principal amount of $100,000. As of September 30, 2001, the maximum principal amount of the Term Loan was increased to $255,000 and, as of such date, all amounts available under the Term Loan were fully drawn. Term Loan proceeds were used to fund ongoing redevelopment projects and repay a portion of the remaining balance of the bank loan described in the prior paragraph immediately above. During the fourth quarter of 2001, approximately $48,000 of the principal amount of the Term Loan was repaid from a portion of the 2001 Offering. The Term Loan, which is expected to be repaid or extended at or prior to its scheduled maturity of July 31, 2003 by the new credit facility discussed above, bears interest at a rate per annum of LIBOR plus 100 to 170 basis points depending on the Company's average leverage ratio.

                             In July 2002, in conjunction with the JP Realty acquisition, the Company obtained a new $350,000 loan from a group of banks. The loan, with an outstanding principal balance of $275,000 at December 31, 2002, bears interest at a rate (as elected by the borrower) per annum equal to LIBOR plus 150 basis points and matures on July 9, 2003. The loan, which is expected to be extended or refinanced by the new credit facility discussed above, provides for periodic partial amortization of principal prior to the maturity of the loan (aggregating not less than $60,000 paid prior to the maturity date) and for additional prepayments that may be required under certain circumstances including the refinancing of certain indebtedness.

                             During August 2002, the Company, through Victoria Ward, arranged for an aggregate of $150,000 in loans from two separate groups of banks. On August 23, 2002, the Company borrowed an initial $80,000 and, on September 19, 2002, the Company borrowed an additional $70,000. The two-year loans provide for quarterly partial amortization of principal, bear interest at a rate (as elected by the borrower) per annum of LIBOR plus 100 basis points, and require the remaining balance to be paid at maturity (unless extended, under certain conditions, for an additional six months).

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

                             In connection with the acquisition of JP Realty, the Company assumed a $47,340 construction loan of Spokane Mall Development Company Limited Partnership, and a $50,000 construction loan of Provo Mall Development Company, Ltd., for both of which PDC is the general partner. The loans, which bore interest at a rate per annum of LIBOR plus 150 basis points, were scheduled to mature in July 2003 but were replaced in February 2003 with a new long-term non-recourse mortgage loan. The new loan, allocated $53,000 to the Provo Mall and $42,000 to the Spokane Mall, is collateralized by the two malls, bears interest at a rate per annum of 4.42% and matures in February 2008.

                             LETTERS OF CREDIT
                             As of December 31, 2002 and 2001, the Company had outstanding letters of credit of $12,104 and $13,200, respectively, primarily in connection with special real estate assessments and insurance requirements.

                     NOTE 6 The extraordinary items resulted from prepayment EXTRAORDINARY penalties and unamortized deferred financing costs
                      ITEMS related to the early extinguishment, primarily through refinancings, of mortgage notes payable. In 2002, the basic and diluted per share impact of the extraordinary items was $0.02. The basic and the diluted per share impact of the extraordinary items in 2001 was $0.27.

             NOTE 7 RENTALS  The Company receives rental income from the leasing
            UNDER OPERATING  of retail shopping center space  under operating
                     LEASES leases. The minimum future rentals based on operating leases of Wholly-Owned Centers held as of December 31, 2002 are as follows:


                                   YEAR              AMOUNT
                                   ----            ----------
                                   2003            $  533,937
                                   2004               500,033
                                   2005               448,899
                                   2006               392,742
                                   2007               345,949
                                   Subsequent       1,315,697


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

                     NOTE 8  GGMI
               TRANSACTIONS  In 2000, GGMI had been contracted to provide
            WITH AFFILIATES  management, leasing, development and construction management services for the Wholly-Owned Centers. In addition, certain shopping center advertising and payroll costs of the properties were paid by GGMI and reimbursed by the Company. Total costs included in the consolidated financial statements related to agreements between the Wholly-Owned Centers and GGMI are as follows:


                                                              YEAR ENDED DECEMBER 31,
                                                                       2000
                                                                     --------
                                Management and Leasing Fees          $ 22,834
                                Cost Reimbursements                    55,937
                                Development Costs                       8,833

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

                             As of April 30, 2002, the Company's Board of
                             Directors decided to terminate the availability of loans to officers to exercise options on the Common Stock. In conjunction with this decision, the Company and the officers restructured the terms of the promissory notes, including the approximately $2,823 previously advanced in the form of income tax withholding payments made by the Company on behalf of such officers. Each of the officers repaid no less than 60% of the principal and 100% of the interest due under such officer's note as of April 30, 2002 and the remaining amounts, approximately $10,141 as of April 30, 2002, were represented by amended and restated promissory notes. These amended and restated, fully recourse notes are payable in monthly installments of principal and interest (at a market rate which varies monthly computed at LIBOR plus 125 basis points per annum) until fully repaid in May 2009 (or within 90 days of the officer's separation from the Company, if earlier). In October 2002, a voluntary prepayment of approximately $500 was received from one of the officers. As of December 31, 2002, the current outstanding balance under the promissory notes was $8,698, including approximately $926 relating to income tax withholding payments which have been reflected in prepaid expenses and other assets.

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

          NOTE 9 EMPLOYEE       STOCK INCENTIVE PLAN
               BENEFIT AND      The Company's 1993 Stock Incentive Plan provides
               STOCK PLANS      incentives to attract and retain officers and
                                key employees. An aggregate of 3,000,000 shares of Common Stock have been authorized for issuance under the plan. Options are granted by the Compensation Committee of the Board of Directors at an exercise price of not less than 100% of the fair market value of the Common
                                Stock on the date of grant. The term of the option is fixed by the Compensation Committee, but no option is exercisable more than 10 years after the date of the grant. Options granted to officers and key employees are for 10-year terms and are generally exercisable in either 33 1/3% or 20% annual increments from the date of the grants. However, during 2000, 53,319 options were granted to certain employees under the Stock Incentive Plan (of which 5,000 were forfeited during 2000) with the same terms as the TSO's granted in 2000 (as described and defined below). Options granted to non-employee directors are exercisable in full commencing on the date of grant and expire on the tenth anniversary of the date of the grant.

                                In February 2003, the Company's Board of
                                Directors approved the adoption of the Company's 2003 Stock Incentive Plan, to replace the existing Stock Incentive Plan which, by its terms, expires in April 2003. The 2003 Stock Incentive Plan, which is subject to shareholder approval at the 2003 annual meeting, provides for the issuance of up to 3,000,000 shares of Common Stock.

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

A summary of the status of options granted under the Company's 1993 Stock Incentive Plan as of December 31, 2002, 2001 and 2000 and changes during the year ended on those dates is presented below.

                                        2002                 2001                 2000
                                -------------------   ------------------    ------------------
                                           WEIGHTED             WEIGHTED              WEIGHTED
                                            AVERAGE              AVERAGE               AVERAGE
                                           EXERCISE             EXERCISE              EXERCISE
                                 SHARES     PRICE      SHARES     PRICE      SHARES     PRICE
                                --------   --------   --------  --------    --------  --------
Outstanding at
   beginning of year             543,219   $ 31.92     742,319   $ 31.36     827,500   $ 29.85
Granted                          204,000   $ 47.52     213,000   $ 33.97     205,319   $ 30.89
Exercised                       (214,016)  $ 33.38    (350,000)  $ 31.60    (276,500)  $ 26.38
Forfeited                         (3,100)  $ 29.97     (62,100)  $ 34.07     (14,000)  $ 33.97
                                --------              --------              --------

Outstanding at end of year       530,103   $ 37.35     543,219   $ 31.92     742,319   $ 31.36
                                ========              ========              ========

Exercisable at end of year       195,603   $ 32.80     217,500   $ 30.50     467,500   $ 30.64

Options available
   for future grants           1,292,214             1,493,114             1,644,014

Weighted average per share
   fair value of options
   granted during the year                 $  3.63               $  3.06                $ 2.62

The following table summarizes information about stock options outstanding pursuant to the 1993 Stock Incentive Plan at December 31, 2002:

                        OPTIONS OUTSTANDING                                    OPTIONS EXERCISABLE
--------------------------------------------------------------------    -------------------------------
                                WEIGHTED AVERAGE
                     NUMBER         REMAINING      WEIGHTED AVERAGE       OPTIONS      WEIGHTED AVERAGE
   RANGE OF        OUTSTANDING     CONTRACTUAL         EXERCISE         EXERCISABLE         EXERCISE
EXERCISE PRICES    AT 12/31/02        LIFE               PRICE          AT 12/31/02          PRICE
---------------    -----------  ----------------   -----------------    -----------    ----------------
$27.81 - $29.97      125,519        5.2 years             $28.78             85,519         $28.22
$31.75 - $33.95      185,610        7.7 years             $33.55             51,110         $32.81
$36.03 - $40.74       88,974        7.2 years             $38.84             48,974         $37.29
$50.03 - $51.28      130,000        9.7 years             $50.03             10,000         $50.03
                    --------        ---------             ------            -------         ------
                     530,103        7.5 years             $37.35            195,603         $32.80
                    ========        =========             ======            =======         ======

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


                           1998 INCENTIVE PLAN
                           General Growth also has an incentive stock plan entitled the 1998 Incentive Stock Plan (the "1998 Incentive Plan"). Under the 1998 Incentive Plan, stock incentive awards in the form of threshold-vesting stock options ("TSOs") are granted to employees. The exercise price of the TSOs to be granted to a participant will be the Fair Market Value ("FMV") of a share of Common Stock on the date the TSO is granted. The threshold price (the "Threshold Price") which must be achieved in order for the TSO to vest will be determined by multiplying the FMV on the date of grant by the Estimated Annual Growth Rate (currently set at 7% in the 1998 Incentive Plan) and compounding the product over a five-year period. Shares of the Common Stock must achieve and sustain the Threshold Price for at least 20 consecutive trading days at any time over the five years following the date of grant in order for the TSO to vest. All TSOs granted will have a term of 10 years but must vest within 5 years of the grant date in order to avoid forfeiture. As of December 31, 2002, increases in the price of the Common Stock since the respective grant dates has caused all TSOs granted in 1999, 2000 and 2001 to become vested, as detailed below. The aggregate number of shares of Common Stock which may be subject to TSOs issued pursuant to the 1998 Incentive Plan may not exceed 2,000,000, subject to certain customary adjustments to prevent dilution.

                           The following is a summary of the options issued under the 1998 Incentive Plan that have been awarded as of December 31, 2002:

                                                                            2002        2001        2000       1999
                                                                        ---------    ---------   ---------  ---------
                           Exercise price                               $   40.74    $   34.73   $   29.97  $   31.69
                           Threshold Vesting
                             Stock Price                                $   57.13    $   48.70   $   42.03  $   44.44
                           Fair value of options on grant date          $    3.38    $    2.21   $    1.49  $    1.36
                           Original Grant Shares                          259,675      329,996     251,030    313,964
                           Forfeited at December 31, 2002                 (25,300)     (46,341)    (56,242)   (93,995)
                           Vested and exchanged for cash
                             at December 31, 2002                              --     (174,461)   (143,478)  (144,636)
                           Vested and exercised at December 31, 2002           --      (32,867)    (30,288)   (37,750)
                                                                        ---------    ---------   ---------  ---------
                           1998 Incentive Plan TSOs outstanding
                             at December 31, 2002                         234,375       76,327      21,022     37,583
                                                                        ---------    ---------   ---------  ---------

                           The fair value of each option grant for 2002, 2001 and 2000 for the 1993 Stock Incentive Plan and the 1998 Incentive Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                        2002       2001        2000
                                                     ---------   ---------  ---------
                           Risk-free interest rate       4.49%       4.79%      6.19%
                           Dividend yield                6.37%       6.46%      6.86%
                           Expected life             7.6 years   4.6 years  5.2 years
                           Expected volatility          19.57%      19.48%      18.2%

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

                           EMPLOYEE STOCK PURCHASE PLAN
                           During 1999, General Growth established the General Growth Properties, Inc. Employee Stock Purchase Plan (the "ESPP") to assist eligible employees in acquiring a stock ownership interest in General Growth. A maximum of 500,000 shares of Common Stock is reserved for issuance under the ESPP. Under the ESPP, eligible employees make payroll deductions over a six-month purchase period, at which time, the amounts withheld are used to purchase shares of Common Stock at a purchase price equal to 85% of the lesser of the closing price of a share of Common Stock on the first or last trading day of the purchase period. Purchases of stock under the ESPP are made on the first business day of the next month after the close of the purchase period. As of January 6, 2003, an aggregate of 223,722 shares of Common Stock have been sold under the ESPP, including 23,258 shares for the purchase period ending December 31, 2002 which were purchased on December 31, 2002 at a price of $42.50 per share.

                           RESTRICTED STOCK
                           In September 2002, an officer was granted 50,000 shares of restricted Common Stock pursuant to the stock incentive plan. As the restricted stock represents an incentive for future periods, the compensation expense of approximately $2,500 will be recognized ratably over the vesting period of the Common Stock (through September 2005).

                           STOCK OPTION PRO FORMA DATA
                           During the second quarter of 2002, the Company elected to adopt the fair value based employee stock-based compensation expense recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), prospectively. The Company previously applied the intrinsic value based expense recognition provisions set forth in APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123 states that the adoption of the fair value based method is a change to a preferable method of accounting. In applying APB 25 in accounting for the Stock Incentive Plan, the 1998 Incentive Plan and the Employee Stock Purchase Plan as provided by Interpretation 44 as defined and further described in Note 13, no compensation costs have been recognized in 2001 and 2000. Had compensation costs for the Company's plans been determined based on the fair value at the grant date for options granted in 2001 and 2000 in accordance with the method required by SFAS 123, the Company's net income available to common stockholders and earnings per share would have been reduced to the pro forma amounts as follows:

                                                       YEAR ENDED DECEMBER 31,
                                                  2002          2001          2000
                                              -----------   -----------   -----------
Net income available to common stockholders
    As Reported                               $   184,791   $    67,843   $   113,481
    Add: stock-based compensation expense
      recorded for options granted                     88            --            --
    Deduct: stock-based compensation expense
      using SFAS 123                                 (427)         (332)         (400)
    Pro Forma                                 $   184,452   $    67,511   $   113,081
                                              ===========   ===========   ===========

Earnings per share - basic
    As Reported                               $      2.97   $      1.28   $      2.18
    Pro Forma                                 $      2.97   $      1.28   $      2.17

Earnings per share - diluted
    As Reported                               $      2.95   $      1.28   $      2.18
    Pro Forma                                 $      2.95   $      1.28   $      2.17

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

                                 MANAGEMENT SAVINGS PLAN

                                 The Company sponsors the General Growth
                                 Management Savings and Employee Stock
                                 Ownership Plan (the "401(k) Plan") which permits all eligible employees to defer a portion of their compensation in accordance with the provisions of Section 401(k) of the Code. Under the 401(k) Plan, the Company may make, but is not obligated to make, contributions to match the contributions of the employees. For the years ending December 31, 2002, 2001, and 2000, the Company has elected to make matching contributions of approximately $4,196, $3,851, and 3,554 respectively.

                 NOTE 10         On December 12, 2002, the Company declared a
           DISTRIBUTIONS         cash distribution of $0.72 per share that was
                 PAYABLE         paid on January 31, 2003, to stockholders of
                                 record (1,762 owners of record) on January 6, 2003, totaling $44,937. Also on January 31,
                                 2003, a distribution of $14,080 was paid to the limited partners of the Operating Partnership.
                                 Also on December 12, 2002, the Company declared the fourth quarter 2002 preferred stock dividend, for the period from October 1, 2002 through December 31, 2002, in the amount of $0.4531 per share, payable to preferred stockholders of record on January 6, 2003 and paid on January 15, 2003. As described in Note
                                 1, such preferred stock dividend was in the same amount as the Operating Partnership's distribution to the Company of the same date with respect to the PIERS Preferred Units held by the Company.

                                 On December 10, 2001, the Company declared a cash distribution of $0.65 per share that was paid on January 31, 2002, to stockholders of record (1,481 owners of record) on January 14, 2002, totaling $40,266. Also on January 31, 2002, a distribution of $12,722 was paid to the limited partners of the Operating Partnership. Also on December 10, 2001, the Company declared the fourth quarter 2001 preferred stock dividend, for the period from October 1, 2001 through December 31, 2001, in the amount of $0.4531 per share, payable to preferred stockholders of record on January 4, 2002 and paid on January 15, 2002. As described in Note 1, such preferred stock dividend was in the same amount as the Operating Partnership's distribution to the Company of the same date with respect to the PIERS Preferred Units held by the Company.

                    NOTE 11      During 2000 and 2001, the Company installed a
                    NETWORK      broadband wiring and routing system that
             DISCONTINUANCE      provides tenants at the Company's properties
            COSTS AND OTHER      with the supporting equipment (the "Broadband
                   INTERNET      System") to allow such tenants and mall
                INITIATIVES      locations to arrange high-speed cable access
                                 to the Internet. Certain of the properties acquired subsequent to July 1, 2001 do not have such an installation.

                                 Also during 2000 and 2001, the Company had also been engaged in Network Services development activities, an effort to create for retailers a suite of broadband applications to support retail tenant operations, on-line sales, and private wide area network services to be delivered by the Broadband System. As of December 31, 2000, the Company had invested approximately $66,000 in the Broadband System and approximately $18,000 in Network Services development activities, all of which was reflected in buildings and equipment. The Company discontinued its Network Services development activities on June 29, 2001, as retailer demand for such services had not developed as anticipated.

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

                                 The discontinuance of the Network Services development activities resulted in a non-recurring, pre-tax charge to second quarter 2001 earnings of $65,000. The $65,000 charge was comprised of an approximate $11,800 reduction in the carrying value of equipment that was intended to allow tenants access to the Network Services applications and approximately $53,200 in the write-off of capitalized Network development costs as follows: approximately $17,400 in obligations to various vendors including amounts related to the termination of contracts which provide no future benefit to the Company, approximately $10,600 in private wide area network equipment that was deemed without value, approximately $25,200 in capitalized network development costs including third-party consultants, internal payroll, supplies and equipment for the design, configuration and installation costs of private wide area network equipment; various costs related to the development of Mallibu.com, a consumer Internet portal; and related consumer-direct e-commerce initiatives. In addition, the Company recognized $1,000 of net incremental discontinuance costs in the third quarter of 2001. This third quarter amount was comprised of approximately $1,366 of incremental discontinuance costs (primarily payroll and severance costs) and approximately $366 of reduction in the Network discontinuance reserve. Such reduction in the Network discontinuance reserve was primarily due to the settlement of obligations to Network Services vendors and consultants at amounts lower than originally contracted for. Minor reductions have been made in the Network discontinuance reserve in 2002 since settlement discussions are continuing with other vendors and the Company has and will continue to reduce the Network discontinuance reserve as additional settlements are agreed to (expected to be finalized in the next 12 months). The Company's investment in the Broadband System, which is comprised primarily of mall equipment and mall wiring, has been retained by the Company. The Company has, after accumulated depreciation of approximately $19,783, a net carrying investment of approximately $45,920 in the Broadband System as of December 31, 2002. This net investment has been reflected in buildings and equipment and investment in Unconsolidated Real Estate Affiliates in the accompanying consolidated financial statements.

                    NOTE 12      In the normal course of business, from time to
            COMMITMENTS AND      time, the Company is involved in legal actions
              CONTINGENCIES      relating to the ownership and operations of its
                                 properties. In management's opinion, the liabilities, if any that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

                                 The Company leases land or buildings at certain properties from third parties. Rental expense including participation rent related to these leases was $1,642, $664 and $460 for the years ended December 31, 2002, 2001 and 2000, respectively. The leases generally provide for a right of first refusal in favor of the Company in the event of a proposed sale of the property by the landlord.

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

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


                                 The following table aggregates the Company's expected contractual obligations and commitments subsequent to December 31, 2002:

                                 CONTRACTUAL OBLIGATIONS

              2003        2004        2005         2006       2007     SUBSEQUENT     TOTAL
           ----------  ----------  ----------  ----------  ----------  ----------  ----------
Long-term
 debt      $  726,702  $  453,459  $  128,836  $  973,455  $  430,439  $1,879,420  $4,592,311
Retained
 debt           3,277       3,592       7,308       4,251     168,220          --     186,648
Ground
 leases         2,445       2,469       2,455       2,417       2,384      89,383     101,553
           ----------  ----------  ----------  ----------  ----------  ----------  ----------
TOTAL      $  732,424  $  459,520  $  138,599  $  980,123  $  601,043  $1,968,803  $4,880,512
           ==========  ==========  ==========  ==========  ==========  ==========  ==========

       NOTE 13 RECENTLY ISSUED   On June 1, 1998 the FASB issued Statement No.
                    ACCOUNTING   133, "Accounting for Derivative Instruments and
                PRONOUNCEMENTS   Hedging Activities" ("Statement 133").
                                 Statement 133, as amended, was adopted by the Company on January 1, 2001. The Company's only hedging activities are the cash flow hedges represented by its interest rate cap and swap agreements relating to its commercial mortgage-backed securities (Note 5). These agreements either place a limit on the effective rate of interest the Company will bear on such variable rate obligations or fix the effective interest rate on such obligations to a certain rate. The Company has concluded that these agreements are highly effective in achieving its objective of eliminating its exposure to variability in cash flows relating to these variable rate obligations in any interest rate environment for loans subject to swap agreements and for loans with related cap agreements, when LIBOR rates exceed the strike rates of the agreements. However, Statement 133 also requires that the Company fair value the interest rate cap and swap agreements as of the end of each reporting period. Interest rates have declined since these agreements were obtained. In accordance with the transition provisions of Statement 133, the Company recorded at January 1, 2001 a loss to earnings of $3,334 as a cumulative-effect type transition adjustment to recognize at fair value the time-value portion of all the interest rate cap agreements that were previously designated as part of a hedging relationship. Included in the $3,334 loss is $704 relating to interest rate cap agreements held by Unconsolidated Real Estate Affiliates.
                                 The Company also recorded $112 to other
                                 comprehensive income at January 1, 2001 to reflect the then fair value of the intrinsic portion of the interest rate cap agreements.
                                 Subsequent changes in the fair value of these agreements will be reflected in current earnings and accumulated other comprehensive income. During 2002 and 2001, the Company recorded approximately $(30,774) and $2,389, respectively, of additional other comprehensive income (loss) to reflect changes in the fair value of its interest rate cap and swap agreements.

                                 In conjunction with the GGP MPTC financing
                                 (Note 5), all of the debt hedged by the
                                 Company's then existing interest rate cap agreements was refinanced. As the related fair values of the previous cap agreements were nominal on the refinancing date, these cap agreements were not terminated and any subsequent changes in the fair value of these cap agreements will be reflected in interest expense. Further, certain caps were purchased and sold in conjunction with GGP MPTC financing. These purchased and sold caps do not qualify for hedge accounting and changes in the fair values of these agreements will also be reflected in interest expense. Finally, certain interest rate swap agreements were entered into to partially fix the interest rates on a portion of the GGP MPTC financing. These swap agreements have been designated as cash flow hedges on $666,933 of the Company's consolidated variable rate debt (see also Note
                                 5).

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

                                 In July 2001, the FASB issued Statement No.
                                 141, "Business Combinations", ("SFAS 141") and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires the purchase method to be used for business combinations initiated after June 30, 2001. SFAS 142 requires that goodwill no longer be amortized to earnings, but instead reviewed for impairment, upon adoption on January 1, 2002. The implementation of the statements has resulted in the recognition upon acquisition of additional consolidated intangible assets (acquired in-place lease origination costs) and liabilities (acquired below-market leases) relating to the Company's 2002 real estate purchases of approximately $32,385 and $52,466, respectively. These intangible assets and liabilities, and similar assets and liabilities at the Unconsolidated Real Estate Affiliates, are being amortized over the terms of the acquired leases (weighted average life of approximately 6.1 and 6.4 years, respectively) which resulted in additional 2002 net income, including the Company's share of such items from its Unconsolidated Real Estate Affiliates, of approximately $1,361.

                                 In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations" ("SFAS 143"). SFAS 143 addresses the financial accounting and reporting for asset retirement costs and related obligations and was adopted by the Company on January 1, 2003. The Company does not believe the impact of the adoption of SFAS 143 on its current or future operations or financial results will be significant.

                                 In October 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"). SFAS 144 prescribes one accounting model for long-lived assets (including discontinued operations) that are to be held or disposed of by sale, as well as addresses certain discontinued operations issues. SFAS 144 was adopted by the Company on January 1, 2002. Although the Company has identified in January 2003 the McCreless Mall in San Antonio, Texas as property held-for-sale (Note 2), the Company does not generally hold its properties for sale and has historically not had significant operations that have been accounted for as "discontinued operations". Therefore, the Company does not anticipate that SFAS 144 will have a significant impact on its current or future operations or financial results.

                                 In February 2002, the FASB announced the rescission of Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt". Generally, such rescission has the effect of suspending the treatment of debt extinguishment costs as extraordinary items. The rescission is effective for the year ended December 31, 2003. Accordingly, in the comparative statements presented in 2003, the Company will reclassify to other interest costs approximately $1,343 and $14,022 of debt extinguishment costs recorded in 2002 and 2001, respectively, that are classified under current accounting standards as extraordinary items.

                                 On November 25, 2002, the FASB published
                                 Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 prescribes the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under certain guarantees it has issued. FIN 45 also reaffirms that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for the Company's December 31, 2002 consolidated financial statements. As the Company does not typically issue guarantees on behalf of its unconsolidated affiliates or other third-parties, the adoption of FIN 45 is not expected to have a significant impact on the Company's financial statements or disclosures.

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

                                 In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" ("VIEs"), to improve financial reporting of special purpose and other entities. Certain VIEs that are qualifying special purpose entities ("QSPEs") will not be required to be consolidated under the provisions of FIN 46. In addition, FIN 46 expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities. The Company has certain special purpose entities, primarily created to facilitate the issuance of its commercial mortgage-backed securities (Note 5). Because these special purpose entities are QSPEs, which are exempted from consolidation, the Company does not believe these special purpose entities will require consolidation in its financial statements.

NOTE 14 PRO FORMA FINANCIAL      Due to the impact of the acquisitions made or
     INFORMATION (UNAUDITED)     committed to during 2000, 2001 and 2002 as
                                 described in Note 3, historical results of operations may not be indicative of future results of operations. The pro forma condensed consolidated statements of operations for the year ended December 31, 2002 include adjustments for the acquisitions made during 2002 as described in Note 3 as if such transactions had occurred on January 1, 2002.
                                 The pro forma condensed consolidated statements of operations for the year ended December 31, 2001 include adjustments for the acquisitions made during 2002 as described in Note 3 plus the acquisitions made in 2001 (the acquisition of a 50% interest in Willowbrook Mall through GGP/Homart II and the Company's acquisition of 100% of Tucson Mall), as if such transactions had occurred on January 1, 2001. The pro forma condensed consolidated statements of operations for the year ended December 31, 2000 include the 2002 and 2001 acquisitions described above plus the 2000 acquisition of the Crossroads
                                 Center, all as if such transactions had
                                 occurred on January 1, 2000. The pro forma information is based upon the historical consolidated statements of operations excluding extraordinary items, cumulative effect of accounting change and gain on sale and does not purport to present what actual results would have been had the acquisitions, and related transactions, in fact, occurred at the previously mentioned dates, or to project results for any future period.

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

                        PRO FORMA FINANCIAL INFORMATION

                                                                                    Year Ended
                                                                                   December 31,
                                                                        2002            2001            2000
                                                                    -----------   --------------   -----------
Total revenues                                                      $ 1,094,524   $    1,023,799   $   924,892

Expenses:
  Real estate taxes                                                      72,082           70,891        68,661
  Other property operating                                              340,395          368,438       238,120
  Depreciation and amortization                                         198,890          182,972       159,425
                                                                    -----------   --------------   -----------
Total Expenses                                                          611,367          622,301       466,206

Operating Income                                                        483,157          401,498       458,686

  Interest expense, net                                                (248,817)        (300,329)     (331,742)
  Income allocated to minority interests                               (102,753)         (58,352)      (59,823)
  Equity in income of unconsolidated affiliates                          95,572           65,430        42,408
                                                                    -----------   --------------   -----------

Pro forma earnings before extraordinary items and cumulative
  effect of accounting change (a)                                       227,159          108,247       109,529
Pro forma convertible preferred stock dividends                         (24,467)         (24,467)      (24,467)
                                                                    -----------   --------------   -----------
Pro forma earnings before extraordinary items and cumulative
  effect of accounting change available to common stockholders (a)  $   202,692   $       83,780   $    85,062
                                                                    ===========   ==============   ===========

Pro forma earnings per share - basic (b)                            $      3.26   $         1.59   $      1.63
                                                                    ===========   ==============   ===========
Pro forma earnings per share - diluted (b)                          $      3.21   $         1.58   $      1.63
                                                                    ===========   ==============   ===========

(a) The pro forma adjustments include management fee and depreciation modifications and adjustments to give effect to the acquisitions activity described above and does not include extraordinary items or the 2001 cumulative effect of accounting change.

(b) Pro forma basic earnings per share are based upon weighted average common shares of 62,181,283 for 2002, 52,844,821 for 2001 and 52,058,320 for 2000.
     Pro forma diluted per share amounts are based on the weighted average common shares and the effect of dilutive securities (stock options and, for 2002 only, PIERS) outstanding of 70,851,003 for 2002, 52,906,549 for 2001 and 52,096,331 for 2000.

                        GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)


NOTE 15 QUARTERLY
FINANCIAL INFORMATION
(UNAUDITED)

                       YEAR ENDED                                       FIRST      SECOND      THIRD      FOURTH
                       DECEMBER 31, 2002                               QUARTER    QUARTER     QUARTER    QUARTER
                                                                      ---------  ---------   ---------  ---------
                       Total revenues                                 $ 204,139  $ 210,590   $ 258,361  $ 307,376

                       Operating income                                  85,285     89,218     116,482    139,722

                       Income before extraordinary items                 37,567     40,813      51,054     81,167

                       Net income applicable to common shares            31,418     34,696      44,467     74,210

                       Earnings before extraordinary items
                        per share-basic (a)                           $    0.51  $    0.56   $    0.72  $    1.20

                       Earnings before extraordinary items
                        per share-diluted (a)                              0.51       0.56        0.72       1.14

                       Earnings per share - basic (a)                      0.51       0.56        0.71       1.19

                       Earnings per share - diluted (a)                    0.51       0.56        0.71       1.13

                       Distributions declared per share               $    0.65  $    0.65   $    0.72  $    0.72

                       Weighted average shares
                        outstanding (in thousands) - basic               61,979     62,137      62,244     62,361

                       Weighted average shares
                        outstanding (in thousands) - diluted             62,104     62,293      62,424     71,085

                       YEAR ENDED                                       FIRST      SECOND      THIRD      FOURTH
                       DECEMBER 31, 2002                               QUARTER    QUARTER     QUARTER    QUARTER
                                                                      ---------  ---------   ---------  ---------
                       Total revenues                                 $ 191,970  $ 189,542   $ 196,269  $ 225,928

                       Operating income                                  85,796     15,497      90,058    105,163

                       Income (loss) before extraordinary items and
                         cumulative effect of accounting change          30,071    (17,630)     35,609     61,616

                       Net income (loss) applicable to common
                         shares                                          20,620    (24,758)     29,239     42,742

                       Earnings (loss) before extraordinary items and
                         cumulative effect of accounting change
                         per share-basic(a)                           $    0.46  $   (0.45)  $    0.56  $    1.03

                       Earnings (loss) before extraordinary items
                        and cumulative effect of accounting change
                        per share-diluted (a)                              0.46      (0.45)       0.56       1.03

                       Earnings (loss) per share - basic (a)               0.39      (0.47)       0.56       0.79

                       Earnings (loss) per share - diluted (a)             0.39      (0.47)       0.56       0.79

                       Distributions declared per share               $    0.53  $    0.53   $    0.65  $    0.65

                       Weighted average shares
                        Outstanding (in thousands) - basic               52,365     52,413      52,596     53,990

                       Weighted average shares
                        Outstanding (in thousands) - diluted             52,444     52,508      52,662     54,067

(a) Earnings (loss) per share for the four quarters do not add up to the annual earnings per share due to the issuance of additional stock during the year.

                         INDEPENDENT AUDITORS' REPORT ON
                          FINANCIAL STATEMENT SCHEDULE



Board of Directors and Stockholders
General Growth Properties, Inc.

We have audited the consolidated financial statements of General Growth Properties, Inc. (the "Company") as of December 31, 2002 and 2001, and for the years then ended, and have issued our report thereon dated February 3, 2003 (which expresses an unqualified opinion and includes an explanatory paragraph relating to the change in method of accounting for derivative instruments and hedging activities in 2001 described in Note 13); such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the Reconciliation of Real Estate and Reconciliation of Accumulated Depreciation for the years ended December 31, 2002 and 2001 of the Company, listed in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on page F-1 of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP


Chicago, Illinois
February 3, 2003

\
                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors and Stockholders of General Growth Properties, Inc.

Our audit of the consolidated financial statements referred to in our report dated February 6, 2001 appearing in this Annual Report on Form 10K of General Growth Properties, Inc. also included an audit of the Reconciliation of Real Estate and Reconciliation of Accumulated Depreciation for the year ended December 31, 2000 listed in the Index to Consolidated Financial Statements and Consolidated Financial Schedule of this Form 10-K. In our opinion, based on our audit, the Reconciliation of Real Estate and Reconciliation of Accumulated Depreciation for the year ended December 31, 2000 of this financial statement schedule listed in the Index to Consolidated Financial Statements and Consolidated Financial Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


PricewaterhouseCoopers LLP


Chicago, Illinois
February 6, 2001

                        GENERAL GROWTH PROPERTIES, INC.

SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2002

  Col. A                                  Col. B                 Col. C                       Col. D
  ------                                  ------                 ------                       ------
                                                                                         Costs Capitalized
                                                                                             Subsequent
                                                             Initial Cost                  To Acquisition
                                                      ---------------------------   -----------------------------

                                                                      Buildings
                                                                         and           Buildings
                                       Encumbrances                   Equipment           and          Carrying
 Description                               (a)            Land           (b)           Equipment       Costs(c)
 -----------                          -------------  -------------  -------------   -------------   -------------
Alameda Plaza
  Pocatello, ID                       $          --  $     740,000  $   2,060,000   $          --   $          --

Ala Moana Center
  Honolulu, HI                          636,189,930    336,229,260    473,770,740       8,815,518       5,685,073

Anaheim Plaza
  Anaheim, CA                                    --             --      2,058,000              --              --

Animas Valley Mall
  Farmington, NM                                 --     10,783,000     30,165,000       2,249,089              --

Apache Mall
  Rochester, MN                          54,901,924      8,110,292     72,992,628      15,626,588         222,080

Austin Bluffs Plaza
  Colorado Springs, CO                           --      1,080,000      3,007,000           7,000              --

Bailey Hills Plaza
  Eugene, OR                                     --        290,000        806,000           2,000              --

Baskin Robbins 17th St
  Idaho Falls, ID                                --         60,000        168,000              --              --

Baybrook Mall
  Friendswood, TX                        92,186,926     13,300,000    117,162,546       5,143,018              --

Bayshore Mall,
  Eureka, CA                             33,871,426      3,004,345     27,398,907      24,969,033       2,887,090

Bellis Fair Mall,
  Bellingham, WA                         70,996,112      7,616,458     47,040,131      10,845,328       6,122,020

Birchwood Mall,
  Port Huron, MI                         42,801,986      1,768,935     34,574,635      13,454,946       1,980,603

Boise Plaza
  Boise, ID                                      --        465,000      1,293,000              --              --

Boise Towne Plaza
  Boise, ID                                      --      3,988,000     11,101,000              --              --

Boise Towne Square
  Boise, ID                              81,979,000     36,452,000    101,853,000      15,057,339              --

Boulevard Mall
  Las Vegas, NV                          99,232,297     16,490,343    148,413,086       5,418,501              --

Cache Valley Mall
  Logan, UT                                      --      6,451,000     18,422,000         427,094              --

Cache Valley Marketplace
  Logan, UT                                      --      1,500,000      1,583,000      (1,378,503)             --

Capital Mall
  Jefferson City, MO                     21,962,693      4,200,000     14,201,000       8,799,782              --

Century Mall
Birmingham, AL                           30,800,000      3,164,000     28,513,908       5,667,433              --

  Col. A                                               Col. E                         Col. F            Col. G       Col. H
  ------                                               ------                         ------            ------       ------

                                             Gross Amounts at Which
                                            Carried at Close of Period
                                    -------------------------------------------


                                                      Buildings
                                                        and                         Accumulated         Date of        Date
 Description                             Land         Equipment      Total(c)(d)    Depreciation      Construction   Acquired
 -----------                        -------------  -------------   -------------   -------------      ------------   --------
Alameda Plaza
  Pocatello, ID                     $     740,000  $   2,060,000   $   2,800,000   $      24,000                        2002

Ala Moana Center
  Honolulu, HI                        336,229,497    488,271,331     824,500,828      54,500,780                        1999

Anaheim Plaza
  Anaheim, CA                                  --      2,058,000       2,058,000          24,000                        2002

Animas Valley Mall
  Farmington, NM                       10,814,235     32,414,089      43,228,324         573,693                        2002

Apache Mall
  Rochester, MN                         8,110,292     88,841,296      96,951,588       8,978,249                        1998

Austin Bluffs Plaza
  Colorado Springs, CO                  1,080,000      3,014,000       4,094,000          36,000                        2002

Bailey Hills Plaza
  Eugene, OR                              290,000        808,000       1,098,000          10,000                        2002

Baskin Robbins 17th St
  Idaho Falls, ID                          60,000        168,000         228,000           2,000                        2002

Baybrook Mall
  Friendswood, TX                      13,300,000    122,305,564     135,605,564      10,193,532                        1999

Bayshore Mall,
  Eureka, CA                            3,005,040     55,255,030      58,260,070      20,935,573        1986--1987

Bellis Fair Mall,
  Bellingham, WA                        7,485,224     64,007,479      71,492,703      27,380,980        1987--1988

Birchwood Mall,
  Port Huron, MI                        3,042,616     50,010,184      53,052,800      18,549,757        1989--1990

Boise Plaza
  Boise, ID                               465,000      1,293,000       1,758,000          15,000                        2002

Boise Towne Plaza
  Boise, ID                             3,988,000     11,101,000      15,089,000         130,000                        2002

Boise Towne Square
  Boise, ID                            37,825,249    116,910,339     154,735,588       1,745,344                        2002

Boulevard Mall
  Las Vegas, NV                        15,908,632    153,831,587     169,740,219      18,135,268                        1998

Cache Valley Mall
  Logan, UT                             6,444,263     18,849,094      25,293,357         379,660                        2002

Cache Valley Marketplace
  Logan, UT                             1,500,000        204,497       1,704,497              --                        2002

Capital Mall
  Jefferson City, MO                    3,912,935     23,000,782      26,913,717       5,912,087                        1993

Century Mall
Birmingham, AL                          3,164,000     34,181,341      37,345,341       4,861,600                        1997

  Col. A                                 Col. I
  ------                                 ------




                                    Life Upon Which
                                    Depreciation in
                                     Latest Income
                                      Statement is
 Description                           Computed
 -----------                        ----------------
Alameda Plaza
  Pocatello, ID                           (e)

Ala Moana Center
  Honolulu, HI                            (e)

Anaheim Plaza
  Anaheim, CA                             (e)

Animas Valley Mall
  Farmington, NM                          (e)

Apache Mall
  Rochester, MN                           (e)

Austin Bluffs Plaza
  Colorado Springs, CO                    (e)

Bailey Hills Plaza
  Eugene, OR                              (e)

Baskin Robbins 17th St
  Idaho Falls, ID                         (e)

Baybrook Mall
  Friendswood, TX                         (e)

Bayshore Mall,
  Eureka, CA                              (e)

Bellis Fair Mall,
  Bellingham, WA                          (e)

Birchwood Mall,
  Port Huron, MI                          (e)

Boise Plaza
  Boise, ID                               (e)

Boise Towne Plaza
  Boise, ID                               (e)

Boise Towne Square
  Boise, ID                               (e)

Boulevard Mall
  Las Vegas, NV                           (e)

Cache Valley Mall
  Logan, UT                               (e)

Cache Valley Marketplace
  Logan, UT                               (e)

Capital Mall
  Jefferson City, MO                      (e)

Century Mall
Birmingham, AL                            (e)


                        GENERAL GROWTH PROPERTIES, INC.

SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2002

  Col. A                                 Col. B                 Col. C                       Col. D
  ------                                 ------                 ------                       ------
                                                                                        Costs Capitalized
                                                                                            Subsequent
                                                            Initial Cost                   To Acquisition
                                                     ---------------------------    -----------------------------

                                                                       Buildings
                                                                         and          Buildings
                                      Encumbrances                    Equipment         and            Carrying
 Description                               (a)            Land           (b)          Equipment        Costs(c)
 -----------                          -------------  -------------  -------------   -------------   -------------

Chapel Hills
  Colorado Springs, CO                $  35,669,194  $   4,300,000  $  34,017,000   $  61,222,455   $      36,805

Coastland Center
  Naples, FL                             83,617,161     11,450,000    103,050,200       4,640,750              --

Colony Square Mall
  Zanesville, OH                         25,600,000      1,000,000     24,500,000      16,557,741              --

Columbia Mall
  Columbia, MO                           56,100,000      5,383,208     19,663,231      15,777,379       1,368,803

Coral Ridge Mall
  Coralville, IA                         77,867,152      3,363,602     64,217,772      10,642,117       4,420,355

Cottonwood Mall
  Salt Lake City, UT                             --     12,616,000     35,697,000       1,791,813              --

Cottonwood Square
  Salt Lake City, UT                             --      1,558,000      4,339,000           2,000              --

Country Hills Plaza
  Ogden, UT                               5,583,000      3,620,000      9,080,000           3,000              --

The Crossroads
  Kalamazoo, MI                          43,588,822      6,800,000     61,200,000      17,541,835         233,356

Crossroads Center
  St Cloud, MN                           61,981,631     10,851,689     72,202,847       3,589,891         260,398

Cumberland Mall
  Atlanta, GA                            96,849,239     15,198,568    136,787,110       5,684,290         191,066

Development in Progress                          --     30,637,677     58,081,977      32,410,010              --

Division Crossing
  Portland, OR                                   --      1,773,000      4,935,000             691              --

Eagle Ridge Mall
  Lake Wales, FL                         26,800,000      7,619,865     49,560,538       7,522,171       5,678,662

Eastridge Mall
  Casper, WY                                     --      9,902,000     27,596,000       2,971,131              --

Eden Prairie Mall
  Eden Prairie, MN                       55,000,000        465,063     19,024,047     108,593,102       9,248,013

Fallbrook Mall,
  West Hills, CA                         46,900,000      6,117,338     10,076,520      56,509,378       5,576,332

Fort Union Plaza
  Salt Lake City, UT                             --        141,000      3,701,000          18,000              --

Fox River Mall
  Appleton, WI                           93,200,000      2,700,566     18,291,067      43,213,253       2,351,519

Fremont Plaza
  Las Vegas, NV                                  --             --      3,956,000           1,427              --

  Col. A                                                 Col. E                          Col. F            Col. G       Col. H
  ------                                                 ------                          ------            ------       ------

                                                Gross Amounts at Which
                                                Carried at Close of Period
                                       -------------------------------------------


                                                        Buildings
                                                           and                         Accumulated         Date of        Date
 Description                                Land        Equipment      Total(c)(d)    Depreciation       Construction   Acquired
 -----------                           -------------  -------------   -------------   -------------      ------------   --------

Chapel Hills
  Colorado Springs, CO                 $   4,300,000  $  95,276,260   $  99,576,260   $  20,041,560                        1993

Coastland Center
  Naples, FL                              11,450,000    107,690,950     119,140,950      11,766,231                        1998

Colony Square Mall
  Zanesville, OH                           1,243,184     41,057,741      42,300,925      15,940,429                        1986

Columbia Mall
  Columbia, MO                             5,383,208     36,809,413      42,192,621      16,372,340        1984--1985

Coral Ridge Mall
  Coralville, IA                           3,406,770     79,280,244      82,687,014      11,510,359        1998--1999

Cottonwood Mall
  Salt Lake City, UT                      12,700,948     37,488,813      50,189,761         639,222                        2002

Cottonwood Square
  Salt Lake City, UT                       1,558,000      4,341,000       5,899,000          51,000                        2002

Country Hills Plaza
  Ogden, UT                                3,620,000      9,083,000      12,703,000         107,000                        2002

The Crossroads
  Kalamazoo, MI                            6,800,000     78,975,191      85,775,191       7,461,561                        1999

Crossroads Center
  St Cloud, MN                            11,090,292     76,053,136      87,143,428       5,364,829                        2000

Cumberland Mall
  Atlanta, GA                             15,198,568    142,662,466     157,861,034      16,126,190                        1998

Development in Progress                                  90,491,987      90,491,987              --

Division Crossing
  Portland, OR                             1,773,000      4,935,691       6,708,691          58,000                        2002

Eagle Ridge Mall
  Lake Wales, FL                           7,619,865     62,761,371      70,381,236      12,487,644        1995--1996

Eastridge Mall
  Casper, WY                              10,058,481     30,567,131      40,625,612         608,265                        2002

Eden Prairie Mall
  Eden Prairie, MN                           465,063    136,865,162     137,330,225       7,862,220                        1997

Fallbrook Mall,
  West Hills, CA                           6,127,138     72,162,230      78,289,368      30,034,540                        1984

Fort Union Plaza
  Salt Lake City, UT                         141,000      3,719,000       3,860,000          45,000                        2002

Fox River Mall
  Appleton, WI                             4,787,291     63,855,839      68,643,130      22,675,534        1983--1984

Fremont Plaza
  Las Vegas, NV                                   --      3,957,427       3,957,427          47,000                        2002

  Col. A                                   Col. I
  ------                                   -------




                                        Life Upon Which
                                         Depreciation in
                                        Latest Income
                                          Statement is
 Description                                Computed
 -----------                            -----------------

Chapel Hills
  Colorado Springs, CO                         (e)

Coastland Center
  Naples, FL                                   (e)

Colony Square Mall
  Zanesville, OH                               (e)

Columbia Mall
  Columbia, MO                                 (e)

Coral Ridge Mall
  Coralville, IA                               (e)

Cottonwood Mall
  Salt  Lake City, UT                          (e)

Cottonwood Square
  Salt  Lake City, UT                          (e)

Country Hills Plaza
  Ogden, UT                                    (e)

The Crossroads
  Kalamazoo, MI                                (e)

Crossroads Center
  St Cloud, MN                                 (e)

Cumberland Mall
  Atlanta, GA                                  (e)

Development in Progress

Division Crossing
  Portland, OR                                 (e)

Eagle Ridge Mall
  Lake Wales, FL                               (e)

Eastridge Mall
  Casper, WY                                   (e)

Eden Prairie Mall
  Eden Prairie, MN                             (e)

Fallbrook Mall,
  West Hills, CA                               (e)

Fort Union Plaza
  Salt Lake City, UT                           (e)

Fox River Mall
  Appleton, WI                                 (e)

Fremont Plaza
  Las Vegas, NV                                (e)

                        GENERAL GROWTH PROPERTIES, INC.

SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2002

  Col. A                                 Col. B                 Col. C                       Col. D
  ------                                 ------                 ------                       ------
                                                                                        Costs Capitalized
                                                                                            Subsequent
                                                            Initial Cost                   To Acquisition
                                                     ---------------------------    -----------------------------

                                                                       Buildings
                                                                         and          Buildings
                                      Encumbrances                    Equipment         and            Carrying
 Description                               (a)            Land           (b)          Equipment        Costs(c)
 -----------                          -------------  -------------  -------------   -------------   -------------

Gateway Mall,
  Springfield, OR                     $  43,042,887  $   8,728,263  $  34,707,170   $  22,296,890   $   7,704,838

Gateway Crossing
  Bountiful, UT                                  --      4,104,000     11,422,000         248,835              --

GGPLP Corp.
  Chicago, IL                           685,579,000             --        556,740      65,635,471              --

110 Building
  Chicago, IL                            26,441,209             --     29,035,310       2,206,558              --

Grand Teton Mall
  Idaho Falls, ID                                --     13,104,000     36,813,000       2,344,848              --

Grand Traverse Mall,
  Grand Traverse, MI                     49,985,400      3,529,966     20,775,772      23,057,862       3,643,793

Greenwood Mall
  Bowling Green, KY                      48,324,823      3,200,000     40,202,000      27,295,231          49,563

Halsey Crossing
  Gresham, OR                                    --             --      4,363,000           4,000              --

Knollwood Mall,
  St. Louis Park, MN                     18,400,000             --      9,748,047      29,770,284       3,221,522

Lakeview Square Mall
  Battle Creek, MI                       24,763,553      3,578,619     32,209,980      16,202,825         315,112

Lansing Mall
  Lansing, MI                            29,444,261      6,977,798     62,800,179      34,133,261         797,941

Lockport Mall,
  Lockport, NY                            9,300,000        800,000     10,000,000       4,341,427          23,656

Mall at Sierra Vista
  Sierra Vista, AZ                               --      4,550,000     18,658,000         885,791              --

Mall of the Bluffs,
  Council Bluffs, IA                     42,801,986      1,860,116     24,016,343      19,032,975       2,586,107

Mall St. Vincent
  Shreveport, LA                         18,345,186      2,640,000     23,760,000       5,168,733              --

Marketplace
  Champaign, IL                          47,000,000      7,000,000     63,972,357      38,598,047         604,080

McCreless Mall
 San Antonio, TX                                 --      1,000,000      9,000,002         819,221              --

MEPC Acquisition
  Financing                                      --             --     (1,549,401)             --              --

North Plains Mall
  Clovis, NM                                     --      4,676,000     13,033,000         269,151              --

Northtown Mall
  Spokane, WA                            84,000,000     38,445,000    107,330,000       1,769,136              --


  Col. A                                                Col. E                          Col. F            Col. G       Col. H
  ------                                                ------                          ------            ------       ------

                                               Gross Amounts at Which
                                               Carried at Close of Period
                                      -------------------------------------------


                                                       Buildings
                                                          and                         Accumulated         Date of        Date
 Description                               Land        Equipment      Total(c)(d)    Depreciation       Construction   Acquired
 -----------                          -------------  -------------   -------------   -------------      ------------   --------

                                                                       F -- 51
Gateway Mall,
  Springfield, OR                     $   8,728,263  $  64,708,898   $  73,437,161   $  21,702,955        1989--1990

Gateway Crossing
  Bountiful, UT                           4,104,000     11,670,835      15,774,835         147,000                         2002

GGPLP Corp.
  Chicago, IL                                    --     66,192,211      66,192,211      28,561,893

110 Building
  Chicago, IL                                    --     31,241,868      31,241,868       3,908,266                         1997

Grand Teton Mall
  Idaho Falls, ID                        13,166,099     39,157,848      52,323,947         666,788                         2002

Grand Traverse Mall,
  Grand Traverse, MI                      3,533,745     47,477,427      51,011,172      17,648,043        1990--1991

Greenwood Mall
  Bowling Green, KY                       3,429,185     67,546,794      70,975,979      17,076,078                         1993

Halsey Crossing
  Gresham, OR                                    --      4,367,000       4,367,000          52,000                         2002

Knollwood Mall,
  St. Louis Park, MN                      7,025,606     42,739,853      49,765,459      16,980,353                         1978

Lakeview Square Mall
  Battle Creek, MI                        3,578,619     48,727,917      52,306,536       7,172,328                         1996

Lansing Mall
  Lansing, MI                            11,496,394     97,731,381     109,227,775      11,668,662                         1996

Lockport Mall,
  Lockport, NY                              800,000     14,365,083      15,165,083       6,088,182                         1986

Mall at Sierra Vista
  Sierra Vista, AZ                        4,583,087     19,543,791      24,126,878         276,926                         2002

Mall of the Bluffs,
  Council Bluffs, IA                      1,895,220     45,635,425      47,530,645      16,950,949        1985--1986

Mall St. Vincent
  Shreveport, LA                          2,640,000     28,928,733      31,568,733       3,587,658                         1998

Marketplace
  Champaign, IL                           7,000,000    103,174,484     110,174,484      13,836,502                         1997

McCreless Mall
 San Antonio, TX                          1,000,000      9,819,223      10,819,223       1,161,428                         1998

MEPC Acquisition
  Financing                                      --     (1,549,401)     (1,549,401)         37,157

North Plains Mall
  Clovis, NM                              4,605,260     13,302,151      17,907,411         250,104                         2002

Northtown Mall
  Spokane, WA                            38,400,129    109,099,136     147,499,265       1,561,422                         2002


  Col. A                                    Col. I
  ------                                    ------




                                         Life Upon Which
                                          Depreciation in
                                         Latest Income
                                           Statement is
 Description                                 Computed
 -----------                             -----------------


Gateway Mall,
  Springfield, OR                               (e)

Gateway Crossing
  Bountiful, UT                                 (e)

GGPLP Corp.
  Chicago, IL                                   (e)

110 Building
  Chicago, IL                                   (e)

Grand Teton Mall
  Idaho Falls, ID                               (e)

Grand Traverse Mall,
  Grand Traverse, MI                            (e)

Greenwood Mall
  Bowling Green, KY                             (e)

Halsey Crossing
  Gresham, OR                                   (e)

Knollwood Mall,
  St. Louis Park, MN                            (e)

Lakeview Square Mall
  Battle Creek, MI                              (e)

Lansing Mall
  Lansing, MI                                   (e)

Lockport Mall,
  Lockport, NY                                  (e)

Mall at Sierra Vista
  Sierra Vista, AZ                              (e)

Mall of the Bluffs,
  Council Bluffs, IA                            (e)

Mall St. Vincent
  Shreveport, LA                                (e)

Marketplace
  Champaign, IL                                 (e)

McCreless Mall
 San Antonio, TX                                (e)

MEPC Acquisition
  Financing                                     (e)

North Plains Mall
  Clovis, NM                                    (e)

Northtown Mall
  Spokane, WA                                   (e)

                        GENERAL GROWTH PROPERTIES, INC.

SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2002

  Col. A                                 Col. B                 Col. C                       Col. D
  ------                                 ------                 ------                       ------
                                                                                        Costs Capitalized
                                                                                            Subsequent
                                                            Initial Cost                   To Acquisition
                                                     ---------------------------    -----------------------------

                                                                       Buildings
                                                                         and          Buildings
                                      Encumbrances                    Equipment         and            Carrying
 Description                               (a)            Land           (b)          Equipment        Costs(c)
 -----------                          -------------  -------------  -------------   -------------   -------------

Northridge Fashion Center
  Northridge, CA                      $ 137,925,906  $  16,618,095  $ 149,562,583   $  26,789,074   $   3,540,766

North Temple Shops
  Salt Lake City, UT                             --        168,000        468,000              --              --

Oakwood Mall,
  Eau Claire, WI                         57,069,314      3,266,669     18,281,160      21,363,628       1,711,573

Orem Plaza Center Street
  Orem, UT                                       --      1,069,000      2,974,000           4,000              --

Orem Plaza State Street
  Orem, UT                                       --        592,000      1,649,000              --              --

Park Place
  Tucson, AZ                             99,543,369      4,996,024     44,993,177      94,964,230      13,571,940

Pecanland Mall
  Monroe, LA                             50,000,000      7,190,000     64,710,000       5,579,892              --

Piedmont Mall,
  Danville, VA                           29,863,011      2,000,000     38,000,000       5,339,859          20,787

Pierre Bossier Mall
  Bossier City, LA                       39,837,602      5,280,707     47,558,468       5,043,321              --

Pine Ridge Mall
  Pocatello, ID                                  --      8,375,000     23,337,000         615,846              --

The Pines,
  Pine Bluff, AR                         25,963,291      1,488,928     17,627,258      10,896,132       1,365,091

Plaza 800
  Sparks, NV                                     --      1,435,000      3,995,000              --              --

Plaza 9400
  Sandy, UT                                      --             --      9,114,000          46,000              --

Prince Kuhio Plaza
  Hilo, HI                               23,920,724             --     42,028,685         642,622          10,737

Provo Towne Centre
  Provo, UT                              46,489,000     21,332,000     68,296,000        (425,549)             --

Red Cliffs Mall
  St. George, UT                                 --      7,019,000     19,644,000       3,882,325              --

Red Cliffs Plaza
  St. George, UT                                 --             --      2,366,000              --              --

Regency Square Mall
  Jacksonville, FL                       85,234,011     16,497,552    148,477,968      14,005,483          88,390

Rio West Mall,
  Gallup, NM                             13,500,000             --     19,500,000       5,769,988              --

River Falls Mall,
  Clarksville, IN                                --      3,177,688     54,610,421       7,940,415       5,281,892

  Col. A                                                 Col. E                          Col. F            Col. G       Col. H
  ------                                                 ------                          ------            ------       ------

                                                Gross Amounts at Which
                                                Carried at Close of Period
                                       -------------------------------------------


                                                        Buildings
                                                           and                         Accumulated         Date of        Date
 Description                                Land        Equipment      Total(c)(d)    Depreciation       Construction   Acquired
 -----------                           -------------  -------------   -------------   -------------      ------------   --------

Northridge Fashion Center
  Northridge, CA                       $  16,866,397  $ 179,892,423   $ 196,758,820   $  19,459,549                         1998

North Temple Shops
  Salt Lake City, UT                         168,000        468,000         636,000           6,000                         2002

Oakwood Mall,
  Eau Claire, WI                           3,266,669     41,356,361      44,623,030      16,887,532        1985--1986

Orem Plaza Center Street
  Orem, UT                                 1,069,000      2,978,000       4,047,000          35,000                         2002

Orem Plaza State Street
  Orem, UT                                   592,000      1,649,000       2,241,000          20,000                         2002

Park Place
  Tucson, AZ                               4,715,836    153,529,347     158,245,183      14,997,028                         1996

Pecanland Mall
  Monroe, LA                               7,553,555     70,289,892      77,843,447         684,319                         2002

Piedmont Mall,
  Danville, VA                             2,000,000     43,360,646      45,360,646       8,308,386                         1995

Pierre Bossier Mall
  Bossier City, LA                         5,283,970     52,601,789      57,885,759       5,997,179                         1998

Pine Ridge Mall
  Pocatello, ID                            8,307,482     23,952,846      32,260,328         454,720                         2002

The Pines,
  Pine Bluff, AR                           1,247,414     29,888,481      31,135,895      12,610,130        1985--1986

Plaza 800
  Sparks, NV                               1,435,000      3,995,000       5,430,000          47,000                         2002

Plaza 9400
  Sandy, UT                                       --      9,160,000       9,160,000         109,000                         2002

Prince Kuhio Plaza
  Hilo, HI                                     7,305     42,682,044      42,689,349       4,296,889                         2002

Provo Towne Centre
  Provo, UT                               21,296,880     67,870,451      89,167,331         921,948                         2002

Red Cliffs Mall
  St. George, UT                          10,339,670     23,526,325      33,865,995         374,425                         2002

Red Cliffs Plaza
  St. George, UT                                  --      2,366,000       2,366,000          28,000                         2002

Regency Square Mall
  Jacksonville, FL                        16,456,452    162,571,841     179,028,293      17,681,978                         1998

Rio West Mall,
  Gallup, NM                                      --     25,269,988      25,269,988       9,498,631                         1986

River Falls Mall,
  Clarksville, IN                          3,182,305     67,832,728      71,015,033      27,312,719        1989--1990

  Col. A                                        Col. I
  ------                                        ------




                                             Life Upon Which
                                              Depreciation in
                                             Latest Income
                                               Statement is
 Description                                     Computed
 -----------                                 -----------------

Northridge Fashion Center
  Northridge, CA                                    (e)

North Temple Shops
  Salt Lake City, UT                                (e)

Oakwood Mall,
  Eau Claire, WI                                    (e)

Orem Plaza Center Street
  Orem, UT                                          (e)

Orem Plaza State Street
  Orem, UT                                          (e)

Park Place
  Tucson, AZ                                        (e)

Pecanland Mall
  Monroe, LA                                        (e)

Piedmont Mall,
  Danville, VA                                      (e)

Pierre Bossier Mall
  Bossier City, LA                                  (e)

Pine Ridge Mall
  Pocatello, ID                                     (e)

The Pines,
  Pine Bluff, AR                                    (e)

Plaza 800
  Sparks, NV                                        (e)

Plaza 9400
  Sandy, UT                                         (e)

Prince Kuhio Plaza
  Hilo, HI                                          (e)

Provo Towne Centre
  Provo, UT                                         (e)

Red Cliffs Mall
  St. George, UT                                    (e)

Red Cliffs Plaza
  St. George, UT                                    (e)

Regency Square Mall
  Jacksonville, FL                                  (e)

Rio West Mall,
  Gallup, NM                                        (e)

River Falls Mall,
  Clarksville, IN                                   (e)

                        GENERAL GROWTH PROPERTIES, INC.

SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2002

  Col. A                                 Col. B                 Col. C                       Col. D
  ------                                 ------                 ------                       ------
                                                                                        Costs Capitalized
                                                                                            Subsequent
                                                            Initial Cost                   To Acquisition
                                                     ---------------------------    -----------------------------

                                                                       Buildings
                                                                         and          Buildings
                                      Encumbrances                    Equipment         and            Carrying
 Description                               (a)            Land           (b)          Equipment        Costs(c)
 -----------                          -------------  -------------  -------------   -------------   -------------

River Hills Mall,
  Mankato, MN                         $  51,200,000  $   3,713,529  $  29,013,757   $  19,403,783   $   2,674,311

Riverlands Shopping Center
  LaPlace, LA                                    --        500,000      4,500,000         206,819              --

River Pointe Plaza
  West Jordan, UT                                --      1,302,000      3,623,000              --              --

Riverside Plaza
  Provo, UT                                      --      2,475,000      6,890,000           1,000              --

Rivertown Crossing
  Grandville, MI                        128,276,097     10,972,923     97,141,738      32,150,079      13,346,435

Salem Center
  Salem, OR                                 316,000     11,885,000     33,253,000         923,026              --

Silver Lake Mall
  Coeur d'Alene, ID                              --      7,704,000     21,472,000         171,852              --

Sooner Fashion Mall,
  Norman, OK                             20,000,000      2,700,000     24,300,000      15,941,626              --

Southlake Mall,
  Morrow, GA                             51,300,000      6,700,000     60,406,902      11,048,456         192,535

Southland Mall
Hayward, CA                              65,000,000      8,904,277     80,142,961       3,392,353              --

SouthShore Mall,
  Aberdeen, WA                                   --        650,000     15,350,000       3,382,243              --

Southwest Plaza
  Littleton , CO                         81,673,071      9,000,000    103,983,673      24,457,268       1,059,572

Spokane Valley Mall
  Spokane, WA                            47,340,000     19,297,000     54,970,000       3,144,482              --

Spokane Valley Mall Plaza
  Spokane, WA                                    --      3,558,000     10,150,000           3,000              --

Spring Hill
  West Dundee, IL                        87,320,492     12,400,000    111,643,525       7,245,577              --

Three Rivers Mall
  Kelso, WA                                      --      7,068,000     19,917,000       1,473,417              --

Twin Falls Crossing
  Twin Falls, ID                                 --        275,000        767,000              --              --

Tucson Mall
  Tucson, AZ                            111,986,289             --    181,424,484       2,725,643              --

University Crossing
  Orem, UT                                       --      3,420,000      9,526,000         360,000              --

Valley Hills,
  Hickory, NC                            33,984,417      3,443,594     31,025,471      34,131,061       1,686,977

  Col. A                                                 Col. E                          Col. F            Col. G       Col. H
  ------                                                 ------                          ------            ------       ------

                                                Gross Amounts at Which
                                                Carried at Close of Period
                                       -------------------------------------------


                                                        Buildings
                                                           and                         Accumulated         Date of        Date
 Description                                Land        Equipment      Total(c)(d)    Depreciation       Construction   Acquired
 -----------                           -------------  -------------   -------------   -------------      ------------   --------

River Hills Mall,
  Mankato, MN                          $   4,707,482  $  51,091,851   $  55,799,333   $  17,938,735        1990--1991

Riverlands Shopping Center
  LaPlace, LA                                500,000      4,706,819       5,206,819         617,656                         1998

River Pointe Plaza
  West Jordan, UT                          1,302,000      3,623,000       4,925,000          43,000                         2002

Riverside Plaza
  Provo, UT                                2,475,000      6,891,000       9,366,000          81,000                         2002

Rivertown Crossing
  Grandville, MI                           7,246,462    142,638,252     149,884,714      14,213,762        1998--1999

Salem Center
  Salem, OR                               11,879,172     34,176,026      46,055,198         533,878                         2002

Silver Lake Mall
  Coeur d'Alene, ID                        7,612,118     21,643,852      29,255,970         397,625                         2002

Sooner Fashion Mall,
  Norman, OK                               2,580,578     40,241,626      42,822,204       5,874,115                         1996

Southlake Mall,
  Morrow, GA                               6,700,000     71,647,893      78,347,893       9,945,860                         1997

Southland Mall
Hayward, CA                                9,103,519     83,535,314      92,638,833         293,890                         2002

SouthShore Mall,
  Aberdeen, WA                               650,000     18,732,243      19,382,243       8,483,808                         1986

Southwest Plaza
  Littleton , CO                           9,000,000    129,500,513     138,500,513      14,706,704                         1998

Spokane Valley Mall
  Spokane, WA                             19,563,621     58,114,482      77,678,103         834,341                         2002

Spokane Valley Mall Plaza
  Spokane, WA                              3,558,000     10,153,000      13,711,000         116,000                         2002

Spring Hill
  West Dundee, IL                         12,400,000    118,889,102     131,289,102      13,765,020                         1998

Three Rivers Mall
  Kelso, WA                                6,986,572     21,390,417      28,376,989         367,223                         2002

Twin Falls Crossing
  Twin Falls, ID                             275,000        767,000       1,042,000           9,000                         2002

Tucson Mall
  Tucson, AZ                                      --    184,150,127     184,150,127       6,347,043                         2001

University Crossing
  Orem, UT                                 3,420,000      9,886,000      13,306,000         112,000                         2002

Valley Hills,
  Hickory, NC                              5,656,275     66,843,509      72,499,784       7,766,882                         1997


  Col. A                                       Col. I
  ------                                       ------




                                            Life Upon Which
                                             Depreciation in
                                            Latest Income
                                              Statement is
 Description                                    Computed
 -----------                                -----------------

River Hills Mall,
  Mankato, MN                                      (e)

Riverlands Shopping Center
  LaPlace, LA                                      (e)

River Pointe Plaza
  West Jordan, UT                                  (e)

Riverside Plaza
  Provo, UT                                        (e)

Rivertown Crossing
  Grandville, MI                                   (e)

Salem Center
  Salem, OR                                        (e)

Silver Lake Mall
  Coeur d'Alene, ID                                (e)

Sooner Fashion Mall,
  Norman, OK                                       (e)

Southlake Mall,
  Morrow, GA                                       (e)

Southland Mall
Hayward, CA                                        (e)

SouthShore Mall,
  Aberdeen, WA                                     (e)

Southwest Plaza
  Littleton , CO                                   (e)

Spokane Valley Mall
  Spokane, WA                                      (e)

Spokane Valley Mall Plaza
  Spokane, WA                                      (e)

Spring Hill
  West Dundee, IL                                  (e)

Three Rivers Mall
  Kelso, WA                                        (e)

Twin Falls Crossing
  Twin Falls, ID                                   (e)

Tucson Mall
  Tucson, AZ                                       (e)

University Crossing
  Orem, UT                                         (e)

Valley Hills,
  Hickory, NC                                      (e)

                        GENERAL GROWTH PROPERTIES, INC.

SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2002

  Col. A                                 Col. B                 Col. C                       Col. D
  ------                                 ------                 ------                       ------
                                                                                        Costs Capitalized
                                                                                            Subsequent
                                                            Initial Cost                   To Acquisition
                                                     ---------------------------    -----------------------------

                                                                       Buildings
                                                                         and          Buildings
                                      Encumbrances                    Equipment         and            Carrying
 Description                               (a)            Land           (b)          Equipment        Costs(c)
 -----------                          -------------  -------------  -------------   -------------   -------------

Valley Plaza Shopping Center
  Bakersfield, CA                     $   80,878,988 $   12,685,151 $  114,166,356  $    6,576,496  $     229,955

Victoria Ward, LTD
  Honolulu, HI                           148,800,000    164,006,531     89,320,759       7,384,521             --

Visalia, Mall
  Visalia, CA                                     --     16,466,000     47,699,000       5,180,758             --

West Valley Mall,
  Tracy, CA                               52,882,415      9,295,045     47,789,310      22,153,293      8,088,649

Westwood Mall
  Jackson, MI                             20,900,000      2,658,208     23,923,869       4,907,095             --

White Mountain Mall
  Rock Springs, WY                                --      2,335,000      6,520,000         204,631             --

Woodlands, Village
  Flagstaff, AZ                                   --      2,689,000      7,484,000              --             --

Yellowstone Square
  Idaho Falls, ID                                 --      1,057,000      2,943,000              --             --

First Security Place
  Boise, ID                                       --             --      3,531,000      (3,531,000)            --

Price Business Center--Commerce Park
  West Valley City, UT                            --      3,332,000      9,275,000              --             --

Price Business Center--Pioneer Square
  Salt Lake City, UT                              --      3,632,000     10,180,000          68,000             --

Price Business Center--South Main
  Salt Lake City, UT                              --      1,665,000      4,668,000          (1,000)            --

Price Business Center--Timesquare
  Salt Lake City, UT                              --      4,101,000     11,441,000       1,262,000             --

Sears--Eastbay
  Provo, UT                                       --        595,000      1,655,000              --             --

Miscellaneous Real Estate                         --      1,742,000      1,586,000         (62,100)            --
                                      -------------- -------------- --------------  --------------  -------------
  Grand Totals                        $4,592,310,795 $1,138,116,892 $4,506,288,914  $1,204,638,791  $ 118,078,397
                                      ============== ============== ==============  ==============  =============


  Col. A                                                 Col. E                          Col. F            Col. G       Col. H
  ------                                                 ------                          ------            ------       ------

                                                Gross Amounts at Which
                                                Carried at Close of Period
                                       -------------------------------------------


                                                        Buildings
                                                           and                         Accumulated         Date of        Date
 Description                                Land        Equipment      Total(c)(d)    Depreciation       Construction   Acquired
 -----------                           -------------  -------------   -------------   -------------      ------------   --------

Valley Plaza Shopping Center
  Bakersfield, CA                      $   12,685,151 $  120,972,807  $  133,657,958  $  12,682,612                         1998

Victoria Ward, LTD
  Honolulu, HI                            163,429,824     96,705,280     260,135,104      2,516,330                         2002

Visalia, Mall
  Visalia, CA                              16,867,400     52,879,758      69,747,158        768,191                         2002

West Valley Mall,
  Tracy, CA                                10,885,507     78,031,252      88,916,759     13,868,957           1995

Westwood Mall
  Jackson, MI                               3,571,204     28,830,964      32,402,168      4,572,523                         1996

White Mountain Mall
  Rock Springs, WY                          2,260,096      6,724,631       8,984,727        253,351                         2002

Woodlands, Village
  Flagstaff, AZ                             2,689,000      7,484,000      10,173,000         89,000                         2002

Yellowstone Square
  Idaho Falls, ID                           1,057,000      2,943,000       4,000,000         35,000                         2002

First Security Place
  Boise, ID                                        --             --              --             --                         2002

Price Business Center--Commerce Park
  West Valley City, UT                      3,772,000      9,275,000      13,047,000        110,000                         2002

Price Business Center--Pioneer Square
  Salt Lake City, UT                        3,632,000     10,248,000      13,880,000        121,000                         2002

Price Business Center--South Main
  Salt Lake City, UT                        1,665,000      4,667,000       6,332,000         67,000                         2002

Price Business Center--Timesquare
  Salt Lake City, UT                        3,661,000     12,703,000      16,364,000        188,000                         2002

Sears--Eastbay
  Provo, UT                                   595,000      1,655,000       2,250,000         20,000                         2002

Miscellaneous Real Estate                   1,743,000      1,523,900       3,266,900         40,000                         2002
                                       -------------- --------------  --------------  -------------
  Grand Totals                         $1,128,990,314 $5,829,006,102  $6,957,996,416  $ 798,431,080
                                       ============== ==============  ==============  =============

  Col. A                                     Col. I
  ------                                     ------




                                          Life Upon Which
                                           Depreciation in
                                          Latest Income
                                            Statement is
 Description                                  Computed
 -----------                              -----------------

Valley Plaza Shopping Center
  Bakersfield, CA                                (e)

Victoria Ward, LTD
  Honolulu, HI                                   (e)

Visalia, Mall
  Visalia, CA                                    (e)

West Valley Mall,
  Tracy, CA                                      (e)

Westwood Mall
  Jackson, MI                                    (e)

White Mountain Mall
  Rock Springs, WY                               (e)

Woodlands, Village
  Flagstaff, AZ                                  (e)

Yellowstone Square
  Idaho Falls, ID                                (e)

First Security Place
  Boise, ID                                      (e)

Price Business Center--Commerce Park
  West Valley City, UT                           (e)

Price Business Center--Pioneer Square
  Salt Lake City, UT                             (e)

Price Business Center--South Main
  Salt Lake City, UT                             (e)

Price Business Center--Timesquare
  Salt Lake City, UT                             (e)

Sears--Eastbay
  Provo, UT                                      (e)

Miscellaneous Real Estate                        (e)

  Grand Totals

                        GENERAL GROWTH PROPERTIES, INC.

                              NOTES TO SCHEDULE III
                             (Dollars in Thousands)


(a) See description of mortgage notes payable in Note 5 of Notes to Consolidated Financial Statements.

(b) Initial cost for constructed malls is cost at end of first complete calendar year subsequent to opening.

(c) Carrying costs consist of capitalized construction-period interest and taxes.

(d) The aggregate cost of land, buildings and equipment for federal income tax purposes is approximately $5,953,095.


                          RECONCILIATION OF REAL ESTATE


                                               2000         2001        2002
                                            ----------   ----------   ----------
Balance at beginning of year                $4,326,551   $4,676,740   $5,090,106

Additions                                      350,189      352,186    1,867,890

Other additions/(reductions)                        --       61,180           --
                                            ----------   ----------   ----------

Balance at close of year                    $4,676,740   $5,090,106   $6,957,996
                                            ==========   ==========   ==========


                   RECONCILIATION OF ACCUMULATED DEPRECIATION


                                                    2000       2001      2002
                                                  --------   --------   --------
Balance at beginning of year                      $376,673   $488,130   $625,544

Depreciation expense                               111,457    128,682    172,887

Other additions/(reductions)                            --      8,732         --
                                                  --------   --------   --------

Balance at close of year                          $488,130   $625,544   $798,431
                                                  ========   ========   ========


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

                         GENERAL GROWTH PROPERTIES, INC.


         2(q) Purchase and Sale Agreement dated as of August 7, 2001 by and between JCP Realty, Inc. and GGP-Tucson Mall, L.L.C. (27)

         2(r) Purchase Agreement, dated April 17, 2002, among General Growth Properties, Inc., GGP Limited Partnership, GGPLP L.L.C., the Goldman Sachs 2002 Exchange Place Fund, L.P. and GSEP 2002 Realty Corp. (30)

         2(s) Purchase Agreement dated April 23, 2002, among General Growth Properties, Inc., GGP Limited Partnership, GGPLP L.L.C., the Goldman Sachs 2002 Exchange Place Fund, L.P. and GSEP 2002 Realty Corp. (30)

         3(a) Amended and Restated Certificate of Incorporation of the Company.
(2)

         3(b) Amendment to Amended and Restated Certificate of Incorporation of the Company. (3)

         3(c) Amendment to Amended and Restated Certificate of Incorporation of the Company filed on December 21, 1995. (6)

         3(d) Amendment to Amended and Restated Certificate of Incorporation of the Company filed on May 20, 1997. (10)

         3(e) Amendment to Second Amendment and Restated Certificate of Incorporation of the Company filed on May 17, 1999. (17)

         3(f) Bylaws of the Company. (3)

         3(g) Amendment to Bylaws of the Company. (3)

         4(a) Redemption Rights Agreement, dated July 13, 1995, by and among GGP Limited Partnership, General Growth Properties, Inc. and the persons listed on the signature pages thereof. (5)

         4(b) Redemption Rights Agreement dated December 6, 1996, among GGP Limited Partnership, a Delaware corporation, Forbes/Cohen Properties, a Michigan general partnership, Lakeview Square Associates, a Michigan general partnership, and Jackson Properties, a Michigan general partnership. (1)

         4(c) Redemption Rights Agreement, dated June 19, 1997, among GGP Limited Partnership, a Delaware limited partnership, General Growth Properties, Inc., a Delaware corporation, and CA Southlake Investors, Ltd., a Georgia limited partnership. (8)

         4(d) Redemption Rights Agreement dated October 23, 1997, among GGPI, GGPLP and Peter Leibowits. (10)

         4(e) Form of Indenture. (7)

         4(f) Certificate of Designations, Preferences and Rights of 7.25% Preferred Equity Redeemable Stock, Series A. (14)

         4(g) Amendment to Certificate of Designations, Preferences and Rights of 7.25% Preferred Income Equity Redeemable Stock, Series A of General Growth Properties, Inc. filed on May 17, 1999. (17)

                         GENERAL GROWTH PROPERTIES, INC.


         4(h) Certificate of Designations, Preferences and Rights of 8.95% Cumulative Redeemable Preferred Stock, Series B. (22)

         4(i) Certificate of Amendment and Restatement of Certificate of Designations, Preferences and Rights creating 8.95% Cumulative Redeemable Preferred Stock, Series B. (34)

         4(j) Certificate of Designations, Preferences and Rights of 8.5% Cumulative Convertible Preferred Stock, Series C. (34)

         4(k) Certificate of Designations, Preferences and Rights of 8.5% Cumulative Convertible Preferred Stock, Series D. (34)

         4(l) Certificate of Designations, Preferences and Rights of 8.5% Cumulative Convertible Preferred Stock, Series E. (34)

         4(m) Certificate of Designations, Preferences and Rights of 8.5% Cumulative Convertible Preferred Stock, Series F. (34)

         4(n) Certificate of Designations Preferences and Rights creating 8.95% Cumulative Redeemable Preferred Stock, Series G. (30)

         4(o) Certificate of Designations Preferences and Rights creating 7.0% Cumulative Redeemable Preferred Stock, Series H.

         4(p) Redemption Rights Agreement dated April 2, 1998, among GGP Limited Partnership, General Growth Properties, Inc. and Southwest Properties Venture.
(11)

         4(q) Indenture and Servicing Agreement dated as of November 25, 1997, among the Issuers named therein, LaSalle National Bank, as Trustee, and Midland Loan Services, L.P., as Servicer (the "Indenture Agreement"). (12)

         4(r) Form of Note pursuant to the Indenture Agreement. (12)

         4(s) Mortgage, Deed of Trust, Security Agreement, Assignment of Leases and Rents, Fixture Filing and Financing Statement, date and effective as of November 25, 1997, among the Issuers, the Trustee and the Deed Trustees named therein. (12)

         4(t) Rights Agreement, dated November 18, 1998, between General Growth Properties, Inc. and Norwest Bank Minnesota, N.A., as Rights Agent (including the Form of Certificate of Designation of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the Form of Right Certificate attached Preferred Stock attached thereto as Exhibit C). (15)

         4(u) First Amendment to Rights Agreement, dated as of November 10, 1999, between the Company and Norwest Bank, Minnesota, N.A. (18)

         4(v) Form of Common Stock Certificate. (16)

         4(w) Letter Agreement concerning Rights Agreement, dated November 10, 1999, between the Operating Partnership and NYSCRF. (18)

         10(a) Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership. (13)

         10(b) First Amendment to Second Amended and Restated Agreement of Limited Partnership of GGP Limited Partnership, dated as of June 10, 1998.

                         GENERAL GROWTH PROPERTIES, INC.


         10(c) Second Amendment to Second Amended and Restated Agreement of Limited Partnership of GGP Limited Partnership, dated as of June 29, 1998.

         10(d) Third Amendment to Second Amended and Restated Agreement of Limited Partnership of GGP Limited Partnership, dated as of February 15, 2002.
(34)

         10(e) Amendment to Second Amended and Restated Agreement of Limited Partnership of GGP Limited Partnership, dated as of April 24, 2002. (34)

         10(f) Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of GGP Limited Partnership, dated as of July 10, 2002. (34)

         10(g) Amendment to Second Amended and Restated Agreement of Limited Partnership of GGP Limited Partnership, dated as of November 27, 2002.

         10(h) Rights Agreement between the Company and the Limited Partners of the Operating Partnership. (4)

         10(i) General Growth Properties, Inc. 1993 Stock Incentive Plan, as amended. (9)

         10(j) Amendment to 1993 Stock Incentive Plan, dated May 8, 2001, as amended. (27)

         10(k) Form of Amended and Restated Agreement of Partnership for each of the Property Partnerships. (2)

         10(l) Form of Indemnification Agreement between the Operating Partnership, Martin Bucksbaum, Matthew Bucksbaum, Mall Investment L.P. and M. Bucksbaum Company. (2)

         10(m) Form of Registration Rights Agreement between the Company and the Bucksbaums. (2)

         10(n) Form of Registration Rights Agreement between the Company and certain trustees for the IBM Retirement Plan. (2)

         10(o) Form of Incidental Registration Rights Agreement between the Company, Equitable, Frank Russell and Wells Fargo. (2)

         10(p) Form of Letter Agreements restricting sale of certain shares of Common Stock. (2)

         10(q)* Letter Agreement dated October 14, 1993, between the Company and Bernard Freibaum. (4)

         10(r)* Form of Option Agreement between the Company and certain Executive Officers. (8)

         10(s)* General Growth Properties, Inc. 1998 Incentive Stock Plan. (16)

         10(t) Amendment to 1998 Stock Incentive Plan, dated May 9, 2000. (28)

         10(u) Amended and Restated Operating Agreement of GGPLP L.L.C. dated as of May 25, 2000. (22)

         10(v) Second Amended and Restated Operating Agreement of GGPLP L.L.C., dated April 17, 2002. (30)

         10(w) First Amendment to the Second Amended and Restated Operating Agreement of GGPLP L.L.C., dated April 23, 2002. (30)

                         GENERAL GROWTH PROPERTIES, INC.


         10(x) Second Amendment to the Second Amended and Restated Operating Agreement of GGPLP L.L.C. dated May 13, 2002. (31)

         10(y) Third Amendment to the Second Amended and Restated Operating Agreement of GGPLP L.L.C., dated October 30, 2002.

         10(z) Registration Rights Agreement dated May 25, 2000 between General Growth Properties, Inc. and Goldman Sachs 2000 Exchange Place Fund, L.P. (23)

         10(aa) Term Loan Agreement, dated as of July 31, 2000, among the Operating Partnership and GGPLP L.L.C. (collectively "Borrower"), Bankers Trust Company ("BT") and Lehman Commercial Paper Inc. ("Lehman"). (24)

         10(bb) Joinder Agreement, dated as of September 1, 2000, between Bayerische Hypo-Und Vereinsbank AG, New York Branch ("Hypo") and Borrower. (24)

         10(cc) Joinder Agreement, dated as of September 22, 2000, between Fleet National Bank ("Fleet") and Borrower. (24)

         10(dd) First Amendment to Term Loan Agreement, dated as of September 22, 2000, among Borrower and BT, Lehman, Hypo and Fleet. (24)

         10(ee) Joinder Agreement, dated as of December 28, 2000, between The Chase Manhattan Bank ("Chase"), Borrower, BT and Lehman. (24)

         10(ff) Second Amendment to Term Loan Agreement, dated as of December 28, 2000, among Borrower and BT, Lehman, Fleet and Chase. (24)

         10(gg) Third Amendment to Term Loan Agreement, dated as of June 11, 2001, executed by Borrower and BT, Lehman, Hypo, Fleet, Chase and Comerica Bank.
(29)

         10(hh) Joinder Agreement, dated as of August 1, 2001 between Commerzbank AG, New York and Grand Cayman Branches ("Commerzbank"), Borrower, BT and Lehman. (28)

         10(ii) Promissory Note dated July 31, 2000 made by Borrower in favor of BT. (24)

         10(jj) Promissory Note dated July 31, 2000 made by Borrower in favor of Lehman. (24)

         10(kk) Lender Addendum, dated as of October 20, 2000, between Lehman, Borrower and BT. (24)

         10(ll) Replacement Note dated October 20, 2000 made by Borrower in favor of Lehman. (24)

         10(mm) Promissory Note dated September 1, 2000 made by Borrower in favor of Hypo. (24)

         10(nn) Promissory Note dated September 22, 2000 made by Borrower in favor of Fleet. (24)

         10(oo) Promissory Note dated December 28, 2000 made by Borrower in favor of Chase. (24)

         10(pp) Promissory Note dated August 1, 2001 made by Borrower in favor of Commerzbank. (28)

         10(qq) Revolving Credit Agreement, dated as of July 31, 2000 among Borrower, Bank of America, N.A. ("BofA") Dresdner Bank, AG ("Dresdner"). And U.S. Bank National Association ("USB"). (24)

                         GENERAL GROWTH PROPERTIES, INC.

         10(rr) Joinder to Revolving Credit Agreement, dated as of September 1, 2000, among Hypo, Borrower, BofA, Dresdner and USB. (24)

         10(ss) First Amendment to Revolving Credit Agreement, dated as of June 7, 2001, executed by Borrower, BofA, Dresdner, USB and Hypo. (29)

         10(tt) Joinder to Revolving Credit Agreement, dated as of August 10, 2001, executed by Commerzbank, as consented to by Borrower, BofA, Dresdner, USB and Hypo. (29)

         10(uu) Promissory Note dated July 31, 2000 made by Borrower in favor of BofA. (24)

         10(vv) Promissory Note dated July 31, 2000 made by Borrower in favor of Dresdner. (24)

         10(ww) Promissory Note dated July 31, 2000 made by Borrower in favor of USB. (24)

         10(xx) Promissory Note dated September 1, 2000 made by Borrower in favor of Hypo. (24)

         10(yy) Promissory Note dated August 16, 2001 made by Borrower in favor of Commerzbank. (29)

         10(zz) Revolving Credit Agreement, dated as of January 30, 2001, among General Growth Management, Inc. and GGPLP L.L.C. (collectively, "Borrower"), BofA, USB, and LaSalle Bank National Association ("LaSalle"). (26)

         10(aaa) First Amendment to Revolving Credit Agreement, dated as of June 7, 2001, executed by Borrower, BofA, USB and LaSalle. (29)

         10(bbb) Promissory Note dated January 30, 2001 made by Borrower in favor of BofA. (26)

         10(ccc) Promissory Note dated January 30, 2001 made by Borrower in favor of USB. (26)

         10(ddd) Promissory Note dated January 30, 2001 made by Borrower in favor of LaSalle. (26)

         10(eee) Registration Rights Agreement, dated April 17, 2002, between General Growth Properties, Inc. and GSEP 2002 Realty Corp. (30)

         10(fff) Term Credit Agreement, dated as of July 10, 2002, between GGPLP L.L.C., Dresdner Bank AG, New York Branch and Bank of America, N.A. (32)

         10(ggg) Agreement and Plan of Merger among General Growth Properties, Inc., GGP Limited Partnership, GGP Acquisition, L.L.C., GGP Acquisition II, L.L.C., JP Realty, Inc., and Price Development Company, Limited Partnership, dated as of March 3, 2002. (33)

         10(hhh) Voting Agreement, dated as of March 3, 2002. (33)

         10(iii) Joinder to Voting Agreement, dated as of June 14, 2002. (34)

         10(jjj) Redemption Rights Agreement (Common Units), dated July 10, 2002, by and among GGP Limited Partnership, General Growth Properties, Inc. and the persons listed on the signature pages thereof. (34)

         10(kkk) Redemption Rights Agreement (Series B Preferred Units), dated July 10, 2002, by and among GGP Limited Partnership, General Growth Properties, Inc. and the persons listed on the signature pages thereof. (34)

                         GENERAL GROWTH PROPERTIES, INC.


         10(lll) Redemption Rights Agreement (Series C Preferred Units), dated November 27, 2002, by and among GGP Limited Partnership, General Growth Properties, Inc. and JSG, LLC.

         10(mmm) Redemption Rights Agreement (Common Units), dated November 27, 2002, by and among GGP Limited Partnership, General Growth Properties, Inc. and JSG, LLC.

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

                         GENERAL GROWTH PROPERTIES, INC.


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

                         GENERAL GROWTH PROPERTIES, INC.


         (29) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated November 9, 2001, incorporated herein by reference.

         (30) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated May 10, 2002, incorporated herein by reference.

         (31) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated August 13, 2002, incorporated herein by reference.

         (32) Previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated November 12, 2002, incorporated herein by reference.

         (33) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated March 3, 2002, incorporated herein by reference.

         (34) Previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 10, 2002, incorporated herein by reference.