Form 10-Q
period 2003-03-31
GENERAL GROWTH PROPERTIES INC
filed 2003-05-09
CIK 895648

                        SECURITIES & EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

                         Commission file number 1-11656

                         GENERAL GROWTH PROPERTIES, INC.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

          Delaware                                          42-1283895
          --------                                          ----------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization                         Identification Number)

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


The number of shares of Common Stock, $.10 par value per share, outstanding on May 8, 2003 was 62,839,732.

                         GENERAL GROWTH PROPERTIES, INC.

                                      INDEX


                                                                                             PAGE
                                                                                            NUMBER

PART I   FINANCIAL INFORMATION

         Item 1: Financial Statements

             Consolidated Balance Sheets
             as of March 31, 2003 and December 31, 2002 .......................................3

             Consolidated Statements of Operations and Comprehensive Income
             for the three months ended March 31, 2003 and 2002 ...............................4

             Consolidated Statements of Cash Flows
             for the three months ended March 31, 2003 and 2002 ...............................5

             Notes to Consolidated Financial Statements .......................................6

         Item 2: Management's Discussion and Analysis of
             Financial Condition and Results of Operations ...................................25

             Liquidity and Capital Resources of the Company ..................................28

         Item 3: Quantitative and Qualitative Disclosures about Market Risk ..................33

         Item 4: Controls and Procedures .....................................................33

PART II  OTHER INFORMATION

         Item 6: Exhibits and Reports on Form 8-K ............................................34

         SIGNATURE ...........................................................................35

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS


                         GENERAL GROWTH PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2003 AND DECEMBER 31, 2002
                                   (UNAUDITED)
        (Dollars in thousands, except for per share and per unit amounts)


                                     ASSETS


                                                                                 MARCH 31, 2003       DECEMBER 31, 2002
                                                                                ----------------      -----------------
Investment in real estate:
      Land                                                                           $ 1,127,878            $ 1,128,990
      Buildings and equipment                                                          5,744,003              5,738,514
      Less accumulated depreciation                                                     (845,501)              (798,431)
      Developments in progress                                                           106,090                 90,492
                                                                                -----------------       ----------------
         Net property and equipment                                                    6,132,470              6,159,565
      Investment in and loans from Unconsolidated Real Estate Affiliates                 778,331                766,519
                                                                                -----------------       ----------------
         Net investment in real estate                                                 6,910,801              6,926,084
Cash and cash equivalents                                                                 24,103                 53,640
Marketable securities                                                                        129                    476
Tenant accounts receivable, net                                                          127,142                126,587
Deferred expenses, net                                                                   109,591                108,694
Prepaid expenses and other assets                                                         69,589                 65,341
                                                                                -----------------       ----------------
                                                                                     $ 7,241,355            $ 7,280,822
                                                                                =================       ================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage notes and other debt payable                                                $ 4,531,537            $ 4,592,311
Distributions payable                                                                     72,004                 71,389
Network discontinuance reserve                                                             4,123                  4,123
Accounts payable and accrued expenses                                                    241,039                233,027
                                                                                -----------------       ----------------
                                                                                       4,848,703              4,900,850
Minority interests:
      Preferred Units                                                                    468,201                468,201
      Common Units                                                                       375,587                377,746
                                                                                -----------------       ----------------
                                                                                         843,788                845,947
Commitments and contingencies                                                                  -                      -

Preferred Stock: $100 par value; 5,000,000 shares authorized;                            335,282                337,500
      345,000 designated as PIERS (Note 1) which are convertible and carry a
      $1,000 liquidation value, 335,282 and 337,500 of which were issued and outstanding at March 31, 2003 and December 31, 2002

Stockholders' Equity:
      Common stock: $.10 par value; 210,000,000 shares authorized;
         62,819,765 and 62,397,085 shares issued and outstanding
         as of March 31, 2003 and December 31, 2002, respectively                          6,282                  6,240
      Additional paid-in capital                                                       1,562,367              1,545,274
      Retained earnings (accumulated deficit)                                           (315,562)              (315,844)
      Notes receivable-common stock purchase                                              (7,534)                (7,772)
      Unearned compensation-restricted stock                                              (2,762)                (2,248)
      Accumulated other comprehensive income (loss)                                      (29,209)               (29,125)
                                                                                -----------------       ----------------
         Total stockholders' equity                                                    1,213,582              1,196,525
                                                                                -----------------       ----------------
                                                                                     $ 7,241,355            $ 7,280,822
                                                                                =================       ================





     The accompanying notes are an integral part of these consolidated financial statements.


                                    3 of 39

                         GENERAL GROWTH PROPERTIES, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2003 AND 2002
                                   (UNAUDITED)
        (Dollars in thousands, except for per share and per unit amounts)

                                                                                                     THREE MONTHS ENDED
                                                                                                          MARCH 31,
                                                                                                  2003                 2002
                                                                                            ------------------   -----------------
Revenues:
     Minimum rents                                                                                   $169,721            $118,855
     Tenant recoveries                                                                                 71,078              56,861
     Overage rents                                                                                      6,502               5,428
     Management and other fees                                                                         20,323              16,501
     Other                                                                                              6,263               5,492
                                                                                            ------------------   -----------------
       Total revenues                                                                                 273,887             203,137
Expenses:
     Real estate taxes                                                                                 20,120              13,694
     Repairs and maintenance                                                                           17,709              13,495
     Marketing                                                                                          8,176               4,922
     Other property operating costs                                                                    34,841              25,391
     Provision for doubtful accounts                                                                    1,813               2,001
     Property management and other costs                                                               26,624              19,126
     General and administrative                                                                         2,811               1,241
     Depreciation and amortization                                                                     51,979              38,365
                                                                                            ------------------   -----------------
       Total expenses                                                                                 164,073             118,235
                                                                                            ------------------   -----------------
Operating income                                                                                      109,814              84,902

Interest income                                                                                           595               1,096
Interest expense                                                                                      (60,743)            (48,230)
Income allocated to minority interests                                                                (24,693)            (13,842)
Equity in net income of unconsolidated affiliates                                                      22,285              13,183
                                                                                            ------------------   -----------------
Income from continuing operations                                                                      47,258              37,109
Discontinued Operations:
     Income from operations                                                                               292                 442
     Gain on disposition                                                                                4,038                   -
                                                                                            ------------------   -----------------
       Income from discontinued operations                                                              4,330                 442

                                                                                            ------------------   -----------------
Net income                                                                                           $ 51,588            $ 37,551
                                                                                            ------------------   -----------------

Preferred Stock Dividends                                                                              (6,077)             (6,117)
                                                                                            ------------------   -----------------
Net income available to common stockholders                                                          $ 45,511            $ 31,434
                                                                                            ==================   =================


Earnings from continuing operations per share-basic                                                  $   0.66            $   0.50
                                                                                            ==================   =================
Earnings from continuing operations per share-diluted                                                $   0.66            $   0.50
                                                                                            ==================   =================

Earnings from discontinued operations per share-basic                                                $   0.07            $   0.01
                                                                                            ==================   =================
Earnings from discontinued operations per share-diluted                                              $   0.06            $   0.01
                                                                                            ==================   =================

Earnings per share-basic                                                                             $   0.73            $   0.51
                                                                                            ==================   =================
Earnings per share-diluted                                                                           $   0.72            $   0.51
                                                                                            ==================   =================

Distributions declared per share                                                                     $   0.72            $   0.65
                                                                                            ==================   =================

Net income                                                                                           $ 51,588            $ 37,551
Other comprehensive income:
     Net unrealized gains (losses) on financial instruments, net of minority interest                      79               5,422
     Minimum pension liability adjustment                                                                (163)                  -
     Equity in unrealized gains (losses) on available-for-sale
       securities of unconsolidated affiliate, net of minority interest                                     -                 169
                                                                                            ------------------   -----------------
Comprehensive income                                                                                 $ 51,504            $ 43,142
                                                                                            ==================   =================




     The accompanying notes are an integral part of these consolidated financial statements.


                                    4 of 39

                         GENERAL GROWTH PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)
              (Dollars in thousands, except for per share amounts)



                                                                                                        THREE MONTHS ENDED
                                                                                                            MARCH 31,

                                                                                                   2003                     2002
                                                                                                ---------                ---------
Cash flows from operating activities:
     Net Income                                                                                 $  51,588                $  37,551
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Minority interests                                                                            24,693                   13,842
     Equity in income of unconsolidated affiliates                                                (22,285)                 (13,183)
     Provision for doubtful accounts                                                                1,813                    2,001
     Distributions received from unconsolidated affiliates                                         21,681                    5,387
     Depreciation                                                                                  48,570                   35,168
     Amortization                                                                                   5,167                    4,119
     Gain on sale                                                                                  (4,038)                       -
Net Changes:
     Tenant accounts receivable                                                                    (2,766)                  (6,833)
     Prepaid expenses and other assets                                                             (4,313)                   9,693
     Increase in deferred expenses                                                                 (5,007)                  (3,186)
     Network discontinuance reserve                                                                     -                     (486)
     Accounts payable and accrued expenses                                                          8,157                   (8,523)
                                                                                                ---------                ---------
       Net cash provided by (used in) operating activities                                        123,260                   75,550
                                                                                                ---------                ---------

Cash flows from investing activities:
     Acquisition/development of real estate and improvements
       and additions to properties                                                                (32,500)                 (45,281)
     Proceeds from sale of investment property                                                     14,978                        -
     Increase in investments in unconsolidated affiliates                                          (5,350)                 (11,492)
     Distributions received from unconsolidated affiliates in excess of income                     23,326                    5,143
     Loans from unconsolidated affiliates, net                                                    (28,762)                     386
     Net decrease in holdings of investments in marketable securities                                 347                      509
                                                                                                ---------                ---------
       Net cash provided by (used in) investing activities                                        (27,961)                 (50,735)
                                                                                                ---------                ---------

Cash flows from financing activities:
     Cash distributions paid to common stockholders                                               (44,937)                 (40,266)
     Cash distributions paid to holders of Common Units                                           (14,152)                 (12,722)
     Cash distributions paid to holders of Preferred Units                                         (9,728)                  (3,916)
     Payment of dividends on PIERS                                                                 (6,116)                  (6,117)
     Proceeds from sale of common stock, net of issuance costs                                     11,926                    1,048
     Proceeds from issuance of mortgage notes and other debt payable                              140,000                        -
     Principal payments on mortgage notes and other debt payable                                 (200,773)                  (7,832)
     Increase in deferred expenses                                                                 (1,056)                       -
                                                                                                ---------                ---------
       Net cash provided by (used in) financing activities                                       (124,836)                 (69,805)
                                                                                                ---------                ---------


Net change in cash and cash equivalents                                                           (29,537)                 (44,990)
Cash and cash equivalents at beginning of period                                                   53,640                  160,755
                                                                                                ---------                ---------
Cash and cash equivalents at end of period                                                      $  24,103                $ 115,765
                                                                                                =========                =========




Supplemental disclosure of cash flow information:

     Interest paid                                                                              $  57,606                $  47,641
                                                                                                =========                =========
     Interest capitalized                                                                       $   1,517                $   1,837
                                                                                                =========                =========

Non-cash investing and financing activities:
     Common stock issued in exchange for PIERS                                                  $   2,218                        -
     Common stock issued in exchange for Operating Partnership Units                                5,293                        -
     Notes receivable issued for exercised stock options                                                -                    2,104
     Distributions payable                                                                         72,004                   62,438



The accompanying notes are an integral part of these consolidated financial statements.


                                    5 of 39

                        GENERAL GROWTH PROPERTIES, INC.
       (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)


NOTE 1    ORGANIZATION

Readers of this quarterly report should refer to the Company's audited financial statements for the year ended December 31, 2002 which are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 1-11656), as certain footnote disclosures which would substantially duplicate those contained in the 2002 annual audited financial statements have been omitted from this report. Capitalized terms used, but not defined in this quarterly report, have the same meanings as in the Company's 2002 Annual Report on Form 10-K.

GENERAL

General Growth Properties, Inc., a Delaware corporation ("General Growth"), was formed in 1986 to own and operate regional mall and community shopping centers. All references to the "Company" in these Notes to Consolidated Financial Statements include General Growth and those entities owned or controlled by General Growth (including the Operating Partnership and the LLC as described below), unless the context indicates otherwise. Proceeds from General Growth's April 15, 1993 initial public offering of common stock (the "Common Stock") were used to acquire a majority interest in GGP Limited Partnership (the "Operating Partnership") which was formed to succeed to substantially all of the interests in regional mall general partnerships owned and controlled by the Company and its original stockholders. The Company conducts substantially all of its business through the Operating Partnership, which commenced operations on April 15, 1993.

As of March 31, 2003, the Company either directly or through the Operating Partnership and subsidiaries owned 100% of fifty-six regional mall shopping centers, 100% of the Victoria Ward Assets (as defined in Note 2) and 100% of the JP Realty Assets (as defined in Note 2) (collectively, the "Wholly-Owned Centers"); 100% of the common stock of General Growth Management, Inc. ("GGMI"); 50% of the common stock of GGP/Homart, Inc. ("GGP/Homart"), 50% of the membership interests of GGP/Homart II, L.L.C. ("GGP/Homart II"), 50% of the membership interests in GGP-TRS L.L.C. ("GGP/Teachers"), 51% of the common stock of GGP Ivanhoe, Inc. ("GGP Ivanhoe"), 51% of the common stock of GGP Ivanhoe III, Inc. ("GGP Ivanhoe III"), 50% of each of two regional mall shopping centers, Quail Springs Mall and Town East Mall, and a 50% general partnership interest in Westlake Retail Associates, Ltd ("Circle T") (collectively, the "Unconsolidated Real Estate Affiliates"). The 50% interest in the twenty-two centers owned by GGP/Homart, the 50% interest in the ten centers owned by GGP/Homart II, the 50% interest in the five centers owned by GGP/Teachers, the 51% ownership interest in the two centers owned by GGP Ivanhoe, the 51% ownership interest in the eight centers owned by GGP Ivanhoe III, the 50% ownership interest in the center owned and being developed by Circle T, and the 50% ownership interest in both Quail Springs Mall and Town East Mall comprise the "Unconsolidated Centers". Together, the Wholly-Owned Centers and the Unconsolidated Centers comprise the "Company Portfolio". However, as the center being developed by Circle T is not yet operational, it has been excluded from the definition of, and the operational statistics for, the Company Portfolio.

General Growth has reserved for issuance up to 1,000,000 shares of Common Stock under the Dividend Reinvestment and Stock Purchase Plan ("DRSP"). The DRSP, in general, allows participants in the plan to make purchases of Common Stock from dividends received or additional cash investments. Although the purchase price of the Common Stock is determined by the current market price, the purchases are made without fees or commissions. General Growth has and will satisfy DRSP Common Stock purchase needs through the issuance of new shares of Common Stock or by repurchases of currently outstanding Common Stock. As of March 31, 2003, an aggregate of 96,231 shares of Common Stock has been issued under the DRSP.


                                    6 of 39

                        GENERAL GROWTH PROPERTIES, INC.
       (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)




During May 2000, the Operating Partnership formed GGPLP L.L.C., a Delaware limited liability company ("the LLC"), by contributing its interest in a portfolio of 44 Wholly-Owned Centers to the LLC in exchange for all of the common units of membership interest in the LLC. On May 25, 2000, a total of 700,000 redeemable preferred units of membership interest in the LLC (the "RPUs") were issued to an institutional investor by the LLC (the "2000 RPUs"). During April 2002 an additional 240,000 RPUs were issued by the LLC to an affiliate of the same institutional investor (the "2002 RPUs") yielding net proceeds of approximately $58,365 which were used for various development and acquisition needs. Holders of the RPUs are entitled to receive cumulative preferential cash distributions per RPU at a per annum rate of 8.95% of the $250 liquidation preference thereof (or $5.59375 per quarter) prior to any distributions by the LLC to the Operating Partnership. Subject to certain limitations, the RPUs may be redeemed in cash by the LLC for the liquidation preference amount plus accrued and unpaid distributions and may be exchanged by the holders of the RPUs for an equivalent amount of redeemable preferred stock of General Growth. Such preferred stock provides for an equivalent 8.95% annual preferred distribution and is redeemable at the option of General Growth for cash equal to the liquidation preference amount plus accrued and unpaid distributions. The redemption right may be exercised at any time on or after May 25, 2005 with respect to the 2000 RPUs and April 23, 2007 with respect to the 2002 RPUs and the exchange right generally may be exercised at any time on or after May 25, 2010 with respect to the 2000 RPUs and April 23, 2012 with respect to the 2002 RPUs. The RPUs outstanding at March 31, 2003 and December 31, 2002 have been reflected in the accompanying consolidated financial statements as a component of minority interest at the current total liquidation preference amount of $175,000.

As of March 31, 2003, General Growth owned an approximate 76% general partnership interest in the Operating Partnership (excluding its preferred units of partnership interest as discussed below). The remaining approximate 24% minority interest in the Operating Partnership is held by limited partners that include trusts for the benefit of the families of the original stockholders who initially owned and controlled the Company and subsequent contributors of properties to the Company. These minority interests are represented by common units of limited partnership interest in the Operating Partnership (the "Units"). The Units can be redeemed at the option of the holders for cash or, at General Growth's election with certain restrictions, for shares of Common Stock on a one-for-one basis. The holders of the Units also share equally with General Growth's common stockholders on a per share basis in any distributions by the Operating Partnership on the basis that one Unit is equivalent to one share of Common Stock.

General Growth has issued 13,500,000 depositary shares, each representing 1/40 of a share of 7.25% Preferred Income Equity Redeemable Stock, Series A ("PIERS"), or a total of 337,500 PIERS. The PIERS are reflected on the accompanying consolidated balance sheets at their $1,000 per share liquidation or redemption value. In order to enable General Growth to comply with its obligations with respect to the PIERS, General Growth owns preferred units of limited partnership interest in the Operating Partnership (the "Preferred Units") which have rights, preferences and other privileges, including distribution, liquidation, conversion and redemption rights, that mirror those of the PIERS. Accordingly, the Operating Partnership is required to make all required distributions on the Preferred Units prior to any distribution of cash or assets to the holders of the Units. The Depositary Shares are convertible at any time, at the option of the holder, into shares of Common Stock at the rate of .6297 shares of Common Stock per Depositary Share. Although no Depositary Shares had been converted at December 31, 2002, at March 31 and May 8, 2003 holders of approximately 88,730 and 99,330, respectively, Depositary Shares elected to convert to, and such Depositary Shares were converted to, Common Stock. On or after July 15, 2003, General Growth has the option (which it currently expects to exercise with redemption on July 15, 2003) to convert the PIERS and the Depositary Shares at the rate of .6297 shares of Common Stock per Depositary Share if the closing price of the Common Stock exceeds $45.65 per share for 20 trading days within any period of 30 consecutive trading days including such 30th day. In addition, the PIERS have a preference on liquidation of General Growth equal to $1,000 per PIERS (equivalent to $25.00 per Depositary Share), plus accrued and unpaid dividends, if any, to the liquidation date. The PIERS and the Depositary Shares are subject to


                                    7 of 39

                        GENERAL GROWTH PROPERTIES, INC.
       (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)


mandatory redemption by General Growth on July 15, 2008 at a price of $1,000 per PIERS, plus accrued and unpaid dividends, if any, to the redemption date. Accordingly, the PIERS have been reflected in the accompanying consolidated financial statements at such liquidation or redemption value. At March 31, 2003, and December 31, 2002, 100% of the outstanding Preferred Units (335,282 and 337,500, respectively), were owned by General Growth.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership consisting of the fifty-six Wholly-Owned Centers (including those owned by the LLC), GGMI and the unconsolidated investments in GGP/Homart, GGP/Homart II, GGP/Teachers, GGP Ivanhoe, GGP Ivanhoe III, Circle T, Quail Springs Mall and Town East Mall. Included in the consolidated financial statements are four joint ventures, acquired in the JP Realty acquisition (Note 2), which are partnerships with non-controlling independent joint venture partners. Income allocated to minority interests includes the share of such properties' operations (computed as the respective joint venture partner ownership percentage) applicable to such non-controlling venture partners. All significant intercompany balances and transactions have been eliminated.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, recoverable amounts of receivables and deferred taxes and amortization periods of deferred costs and intangibles. Actual results could differ from these estimates.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position of the Company as of March 31, 2003 and the results of operations for the three months ended March 31, 2003 and 2002 and cash flows for the three months ended March 31, 2003 and 2002 have been included. The results for the interim periods ended March 31, 2003 and 2002 are not necessarily indicative of the results to be obtained for the full fiscal year.

Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

EARNINGS PER SHARE ("EPS")

Basic per share amounts are based on the weighted average of common shares outstanding of 62,594,850 for 2003 and 61,978,563 for 2002. Diluted per share amounts are based on the total number of weighted average common shares and dilutive securities (stock options, and, with respect to 2003, PIERS), outstanding of 71,232,069 for 2003 and 62,103,775 for 2002. However, certain options outstanding were not included in the computation of diluted earnings per share either because the exercise price of the stock options was higher than the average market price of the Common Stock for the applicable periods and therefore, the effect would be anti-dilutive or because the conditions which must be satisfied prior to the issuance of any such shares were not achieved during the applicable periods. The effect of the issuance of the PIERS is anti-dilutive with respect to the Company's calculation of diluted earnings per share for the three months ended March 31, 2002 and therefore has been excluded. The outstanding Units have also been excluded from the Company's calculation of diluted earnings per share as there would be no net effect on the reported EPS amounts since the minority interests' share of income would also be added back to the net income.

                                    8 of 39

                        GENERAL GROWTH PROPERTIES, INC.
       (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)




The following are the reconciliations of the numerators and denominators of the basic and diluted EPS:



                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                          2003                          2002
                                                                         -------------------------------------   -----------------
      Numerators:                                                              Basic              Diluted        Basic + Dilutive
                                                                         -----------------   -----------------   -----------------
      Income from continuing operations                                           $ 47,258            $ 47,258            $ 37,109
          Dividends on PIERS                                                        (6,077)*                 -              (6,117)
                                                                         -----------------   -----------------   -----------------
          Income (loss) available to common stockholders
            from continuing operations                                              41,181              47,258              30,992
          Discontinued operations                                                    4,330               4,330                 442
                                                                         -----------------   -----------------   -----------------
      Net income (loss) available to common
        stockholders - for basic and diluted EPS                                  $ 45,511            $ 51,588            $ 31,434
                                                                         =================   =================   =================
      Denominators:

      Weighted average common shares
        outstanding (in thousands) - for basic EPS                                  62,595              62,595              61,979
                                                                         =================
      Effect of dilutive securities - options (and PIERS in 2003)                                        8,637                 125
                                                                                             -----------------   -----------------
      Weighted average common shares
        outstanding (in thousands) - for diluted EPS                                                    71,232              62,104
                                                                                             =================   =================


      * For the three months ended March 31, 2003, the effect of the issuance of the PIERS is dilutive and, therefore, no adjustment of net income is made as the PIERS dilution is reflected in the denominator of the diluted EPS calculation.



NOTES RECEIVABLE -- OFFICERS

During 1998, the Company made available to certain officers, the ability to issue promissory notes in connection with their exercise of options to purchase shares of the Company's Common Stock. From April 9, 1998 to April 29, 2002 an aggregate of $26,956 in advances were made to such officers in connection with their exercise of options to purchase an aggregate of 915,000 shares of Common Stock.

As of April 30, 2002, the Company's Board of Directors decided to terminate the availability of loans to officers to exercise options on the Common Stock. In conjunction with this decision, the Company and the officers restructured the terms of the promissory notes, including the approximately $2,823 previously advanced in the form of income tax withholding payments made by the Company on behalf of such officers. Each of the officers repaid no less than 60% of the principal and 100% of the interest due under such officer's note as of April 30, 2002 and the remaining amounts, approximately $10,141 as of April 30, 2002, were represented by amended and restated promissory notes. These amended and restated, fully recourse notes are payable in monthly installments of principal and interest (at a market rate which varies monthly computed at LIBOR (1.30% at March 31, 2003) plus 125 basis points per annum) until fully repaid in May 2009 (or within 90 days of the officer's separation from the Company, if earlier). In October 2002, a voluntary prepayment of approximately $500 was received from one of the officers. As of March 31, 2003, the current outstanding balance under the promissory notes was $8,433, including approximately $899 relating to income tax withholding payments which have been reflected in prepaid expenses and other assets.

                                    9 of 39

                        GENERAL GROWTH PROPERTIES, INC.
       (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)


REVENUE RECOGNITION

Minimum rent revenues are recognized on a straight-line basis over the term of the related leases. As of March 31, 2003, approximately $65,530 has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant accounts receivable, net in the accompanying consolidated financial statements. Also included in consolidated minimum rents in 2003 is approximately $2,540 of accretion related to the below-market leases at properties acquired as provided by SFAS 141 and 142. In addition, amounts collected from tenants to allow the termination of their leases have been included in minimum rents. Such termination income was approximately $3,508 and $1,500 respectively, for the three months ended March 31, 2003 and 2002. Overage rents are recognized on an accrual basis once tenant sales revenues exceed contractual tenant lease thresholds. Recoveries from tenants computed as a formula related to taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable costs are incurred. The Company provides an allowance for doubtful accounts against the portion of accounts receivable which is estimated to be uncollectible. Such allowances are reviewed periodically based upon the recovery experience of the Company. Fees recognized by the Company in the three months ended March 31, 2003 and 2002 from its Unconsolidated Real Estate Affiliates for services performed for the Unconsolidated Centers were $18,317 and $13,975, respectively.

COMPREHENSIVE INCOME

Comprehensive income is a more inclusive financial reporting methodology that encompasses net income and all other changes in equity except those resulting from investments by and distributions to equity holders. Included in comprehensive income but not net income are unrealized gains or losses on marketable securities classified as available-for-sale and unrealized gains or losses on financial instruments designated as cash flow hedges (Note 4). Also included in comprehensive income for 2003 is approximately $163 representing the 2003 change in the fair value of plan assets relating to a frozen pension plan of Victoria Ward assumed by the Company upon acquisition (Note 2). In addition, one of the Company's unconsolidated affiliates received common stock of a large, publicly traded real estate company as part of a 1998 transaction. Cumulative net unrealized losses on such securities through December 31, 2001 were $169, net of minority interest and were reflected as accumulated equity in other comprehensive loss of unconsolidated affiliate. During the three months ended March 31, 2002, all holdings of such stock were sold and the remaining cumulative unrealized losses pertaining to such stock holdings were realized.

BUSINESS SEGMENT INFORMATION

The primary business of General Growth and its consolidated affiliates is owning and operating shopping centers. General Growth evaluates operating results and allocates resources on a property-by-property basis and does not distinguish or evaluate its consolidated operations on a geographic basis. Accordingly, General Growth had determined it has a single reportable segment. Further, all operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues.

STOCK INCENTIVE PLANS

General Growth has incentive stock plans to attract and retain officers and key employees. These plans provide for stock and option grants to employees in the form of restricted and unrestricted stock grants, options that vest generally over a fixed period of time (grants pursuant to the 1993 Stock Incentive Plan) and in the form of threshold-vesting stock options ("TSOs") (grants pursuant to the 1998 Incentive Plan). The exercise price of the TSOs to be granted to a participant will be the Fair Market Value ("FMV") of a share of Common Stock on the date the TSO is granted. The threshold price (the "Threshold Price") which must be achieved in order for the TSO to vest will be determined by multiplying the FMV on the date of grant by the Estimated Annual Growth Rate (currently set at 7%) and compounding the product over a five-year period. Shares of the Common Stock must achieve and sustain the Threshold Price for at least 20 consecutive trading days at any time over the five years following the date of grant in order for the TSO to vest. All TSOs granted will have a term of 10 years but must vest within 5 years of the grant date in order to avoid forfeiture.

                                    10 of 39

                        GENERAL GROWTH PROPERTIES, INC.
       (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)



The following is a summary of the TSOs that have been awarded as of March 31, 2003:


                                                                          TSO GRANT YEAR

                                                2003           2002            2001           2000           1999
                                                ----           ----            ----           ----           ----
Exercise price                               $  50.31        $  40.74        $   34.73       $   29.97      $   31.69
Threshold Vesting
   Stock Price                               $  70.56        $  57.13        $   48.70       $   42.03      $   44.44
Fair value of options on grant date          $   3.94        $   3.38        $    2.21       $    1.49      $    1.36
Original Grant Shares                         300,000         259,675          329,996         304,349        313,964
Forfeited at March 31, 2003                   (10,174)        (36,023)         (46,341)       (70,442)        (93,995)
Vested and exchanged for cash
   at March 31, 2003                                -               -         (174,461)       (171,478)      (144,636)
Vested and exercised at March 31, 2003              -               -          (46,175)        (48,700)       (43,649)
                                             ---------       ---------        ---------      ----------     ---------
1998 Incentive Plan TSOs outstanding
   at March 31, 2003                          289,826         223,652           63,019          13,729         31,684
                                             =========       =========        =========      ==========     =========




During the second quarter of 2002, the Company elected to adopt the fair value based employee stock-based compensation expense recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), prospectively. The Company previously applied the intrinsic value based expense recognition provisions set forth in APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123 states that the adoption of the fair value based method is a change to a preferable method of accounting. In applying SFAS 123 for fiscal 2003 and 2002, as certain of the TSOs vested in 2002, the Company recognized approximately $216 and $3,355, respectively, of additional compensation costs for the three months ended March 31, 2003 and 2002.

In addition, the transition rules for adoption of SFAS 123 provide that prior grants of options, whether from 1993 Incentive Plan or the 1998 Incentive Plan, are accounted for under APB 25. Had compensation costs for such prior grants of options been recorded under SFAS 123, the Company's net income available to common stockholders and earnings per share would have been reduced to the proforma amounts as follows:



                                                       THREE MONTHS ENDED MARCH 31,
                                                           2003          2002
                                                           ----          ----
         Net income available to common
             stockholders as Reported                     $45,511       $31,434
             Add: stock-based compensation
               expense recorded for all options granted     1,177         3,371
             Deduct: stock-based compensation
               expense for all options using SFAS 123      (1,234)       (3,455)
                                                          -------       -------
             Pro Forma                                    $45,454       $31,350
                                                          =======       =======

           Earnings per share -- basic
             As Reported                                  $  0.73       $  0.51
             Pro Forma                                    $  0.73       $  0.51

          Earnings per share -- diluted
             As Reported                                  $  0.72       $  0.51
             Pro Forma                                    $  0.72       $  0.51

                                    11 of 39

                        GENERAL GROWTH PROPERTIES, INC.
       (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)



NOTE 2    PROPERTY ACQUISITIONS AND DEVELOPMENTS

On May 28, 2002, the Company acquired the stock of Victoria Ward, Limited, a privately held real estate corporation ("Victoria Ward"). The total acquisition price was approximately $250,000, including the assumption of approximately $50,000 of existing debt, substantially all of which was repaid immediately following the closing. The $250,000 total cash requirement was funded from the proceeds of the sale of the Company's investment in marketable securities (related to the GGP MPTC financing (Note 4)) and from available cash and cash equivalents. The principal Victoria Ward assets include 65 fee simple acres in Kakaako, central Honolulu, Hawaii, currently improved with, among other uses, an entertainment, shopping and dining district which includes Ward Entertainment Center, Ward Warehouse, Ward Village and Village Shops. In total, Victoria Ward currently has 17 properties subject to ground leases and 29 owned buildings containing in the aggregate approximately 878,000 square feet of retail space, as well as approximately 441,000 square feet of office, commercial and industrial leaseable area (collectively, the "Victoria Ward Assets"). In 2002 and subsequent years, Victoria Ward will be taxed as a REIT.

On July 10, 2002, the Company acquired JP Realty, Inc. ("JP Realty"), a publicly-held real estate investment trust, and its operating partnership subsidiary, Price Development Company, Limited Partnership ("PDC"), by merging JP Realty and PDC with wholly-owned subsidiaries of the Company, with PDC surviving the merger and all of its subsidiaries remaining in existence. The total acquisition price was approximately $1,100,000 which included the assumption of approximately $460,000 in existing debt and approximately $116,000 of existing cumulative preferred operating partnership units in PDC (510,000 Series A 8.75% units redeemable in April 2004, 3,800,000 Series B 8.95% units redeemable in July 2004 and 320,000 Series C 8.75% units redeemable in May 2005) which has been included in minority interest-Preferred Units in the accompanying consolidated financial statements. Each unit of each series of the cumulative redeemable preferred units in PDC has a liquidation value of $25 per unit and is convertible at the option of the preferred unit holder in 2009 (2010 for the Series C Units) into 0.025 shares of a newly created series of General Growth preferred stock ($1,000 per share base liquidation preference) with payment and liquidation rights comparable to such preferred unit. Pursuant to the terms of the merger agreement, the outstanding shares of JP Realty common stock were converted into $26.10 per share of cash (approximately $431,470). Holders of common units of limited partnership interest in PDC were entitled to receive $26.10 per unit in cash or, at the election of the holder, .522 8.5% Series B Preferred Units (Note 1) per unit. Based upon the elections of such holders, 1,426,393 Series B Preferred Units were issued and the holders of the remaining common units of limited partnership interest of PDC received approximately $23,600 in cash. JP Realty owned or had an interest in 51 properties, including 18 enclosed regional mall centers (two of which were owned through controlling general partnership interests), 26 anchored community centers (two of which were owned through controlling general partnership interests), one free-standing retail property and 6 mixed-use commercial/business properties, containing an aggregate of over 15,200,000 square feet of GLA in 10 western states (collectively, the "JP Realty Assets"). The cash portion of the acquisition price was funded from the net proceeds of certain new mortgage loans, a new $350,000 acquisition loan (Note 4), and available cash and cash equivalents.

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


                                    12 of 39

                        GENERAL GROWTH PROPERTIES, INC.
       (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)



On August 26, 2002, concurrent with the formation of GGP/Teachers (Note 3), the Company, through GGP/Teachers, acquired Galleria at Tyler in Riverside, California, Kenwood Towne Centre in Cincinnati, Ohio and Silver City Galleria in Taunton, Massachusetts from an institutional investor for an aggregate purchase price of approximately $477,000. Two existing non-recourse loans on Silver City Galleria, aggregating a total of $75,000 and bearing interest at a rate per annum of 7.41%, were assumed and three new non-recourse mortgage loans totaling approximately $337,000 were obtained. The new loans bear interest at a weighted average rate per annum of LIBOR plus 76 basis points.

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

All acquisitions completed through March 31, 2003 were accounted for utilizing the purchase method and accordingly, the results of operations are included in the Company's results of operations from the respective dates of acquisition.

On April 30, 2003, the Company completed the acquisition of Peachtree Mall, an approximately 811,000 square foot enclosed regional mall located in Columbus, Georgia. The purchase price was approximately $87,600, which was paid at closing with an acquisition loan of approximately $53,000 (bearing interest at a rate per annum of LIBOR plus 85 basis points and maturing in April 2008, assuming all extension options are exercised) and the balance from cash on hand and amounts borrowed under the Company's credit facilities (Note 4).

DEVELOPMENTS

The Company has an ongoing program of renovations and expansions at its properties including significant projects currently under construction or recently completed at Alderwood Mall in Lynnwood (Seattle), Washington; Altamonte Mall in Altamonte Springs (Orlando), Florida; Tucson Mall in Tucson, Arizona; and Fallbrook Mall in West Hills (Los Angeles), California.

During 1999, the Company formed the Circle T joint venture to develop a regional mall in Westlake (Dallas), Texas as further described in Note 3 below. As of March 31, 2003, the Company had invested approximately $17,758 in the joint venture. The Company is currently obligated to fund additional pre-development costs of approximately $673. Total development costs are not finalized or committed but are anticipated to be funded from a construction loan that is expected to be obtained. The retail site, part of a planned community which is expected to contain a resort hotel, a golf course, luxury homes and corporate offices, is currently planned to contain up to 1.3 million square feet of tenant space including up to six anchor stores, an ice rink and a multi-screen theater. The construction project is currently anticipated to be completed in 2005.

On September 23, 2002, the Company commenced construction of the Jordan Creek Town Center on a 200 acre site in West Des Moines, Iowa. As of March 31, 2003, the Company had invested approximately $31,929 in the project, including land costs. Actual development costs are estimated to be approximately $199,000, which are anticipated to be funded primarily from a construction loan expected to be obtained


                                    13 of 39

                        GENERAL GROWTH PROPERTIES, INC.
       (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)



and from current unsecured revolving credit facilities. At completion, currently scheduled for August 2004, the regional mall is planned to contain up to two million square feet of tenant space with up to three anchor stores, a hotel and an amphitheater.

The Company also owns and/or is investigating certain other potential development sites (representing a net investment of approximately $20,556), including sites in Toledo, Ohio and South Sacramento, California but there can be no assurance that development of these sites will proceed.

NOTE 3    INVESTMENTS IN AND LOANS FROM UNCONSOLIDATED AFFILIATES

GGP/HOMART

The Company holds a 50% interest in GGP/Homart with the remaining ownership interest held by New York State Common Retirement Fund ("NYSCRF"), the Company's co-investor in GGP/Homart II (described below). At March 31, 2003, GGP/Homart owned interests in twenty-two regional shopping malls, three of which were owned jointly with venture partners. During August 2002, as approved by NYSCRF, GGP/Homart sold the Prince Kuhio Plaza to the Company (Note 2). GGP/Homart has elected to be taxed as a REIT for income tax purposes. The Company shares in the profits and losses, cash flows and other matters relating to GGP/Homart in accordance with its 50% ownership percentage. NYSCRF has an exchange right under the GGP/Homart Stockholders Agreement which permits it to convert its ownership interest in GGP/Homart to shares of Common Stock of General Growth. If such exchange right is exercised, the Company may, at its election, alternatively satisfy such exchange in cash.

GGP/HOMART II

In November 1999, the Company, together with NYSCRF, formed GGP/Homart II, a Delaware limited liability company which is owned equally by the Company and NYSCRF. At March 31, 2003 GGP/Homart II owns ten regional shopping malls, two of which were acquired in the fourth quarter of 2002. According to the membership agreement between the venture partners, the Company and NYSCRF share in the profits and losses, cash flows and other matters relating to GGP/Homart II in accordance with their respective 50% ownership percentages.

At the time of its formation, GGP/Homart II owned 100% interests in Stonebriar Centre in Frisco (Dallas), Texas, Altamonte Mall in Altamonte Springs (Orlando), Florida, Natick Mall in Natick (Boston), Massachusetts, and Northbrook Court in Northbrook (Chicago), Illinois which were contributed by the Company, and 100% interests in Alderwood Mall in Lynnwood (Seattle), Washington, Carolina Place in Charlotte, North Carolina, and Montclair Plaza in Los Angeles, California which were contributed by NYSCRF. Certain of these seven malls were contributed subject to existing financing, as modified by any replacement financing, ("Retained Debt") in order to balance the net equity values of the malls contributed by each of the venture partners. Such contribution arrangements between the Company and NYSCRF have the effect of the Company having an additional contingent obligation to fund any shortfalls GGP/Homart II may incur if the non-recourse debt (approximately $166,000 at March 31, 2003 with a current maturity of January 2007 assuming all extension options are exercised) related to Natick Mall is not funded by proceeds from any subsequent sales or refinancing of Natick Mall.

On closing of the GGP MPTC financing, (as defined and described in Note 4), approximately $190,000 of the proceeds attributable to GGP/Homart and GGP/Homart II were loaned, rather than distributed, approximately $95,000 to each of the Operating Partnership and NYSCRF. The GGP/Homart loan to the Operating Partnership of approximately $16,596 was repaid in October 2002. The $78,400 loan by GGP/Homart II currently bears interest at a rate per annum of LIBOR plus 135 basis points on the remaining outstanding balance of approximately $51.3 million and is now scheduled to mature on March 31, 2005. During May 2002, an additional $84,000 was loaned to the Operating Partnership

                                    14 of 39

                        GENERAL GROWTH PROPERTIES, INC.
       (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)



($24,000 by GGP/Homart and $18,000 by GGP/Homart II), and NYSCRF, in the ratio of their respective ownership interests. During April 2003, the GGP/Homart loans were repaid. The GGP/Homart II loans currently bear interest at a rate per annum of LIBOR plus 135 basis points on the remaining outstanding balance and mature on March 31, 2005. The Operating Partnership and NYSCRF anticipate repayment of these loans from future operating distributions from GGP/Homart II.

GGP/TEACHERS

On August 26, 2002, the Company formed GGP/Teachers, a new joint venture owned 50% by the Company and 50% by Teachers' Retirement System of the State of Illinois ("Illinois Teachers"). Upon formation of GGP/Teachers, Clackamas Town Center in Portland, Oregon, which was 100% owned by Illinois Teachers, was contributed to GGP/Teachers. In addition, concurrent with its formation, GGP/Teachers acquired Galleria at Tyler in Riverside, California; Kenwood Towne Centre in Cincinnati, Ohio; and Silver City Galleria in Taunton, Massachusetts, as described in Note 2. The Company's share (approximately $112,000) of the equity of GGP/Teachers was funded by a portion of new unsecured loans that total $150,000 (see Note 4) and bear interest at LIBOR plus 100 basis points. According to the operating agreement between the venture partners, the Company and Illinois Teachers generally share in the profits and losses, cash flows and other matters relating to GGP/Teachers in accordance with their respective 50% ownership percentages. Also pursuant to the operating agreement, and in exchange for a reduced initial cash contribution by the Company, approximately $19,488 of debt related to the properties was deemed to be Retained Debt and therefore, solely attributable to the Company. The Company would be obligated to fund any shortfalls of any subsequent sale or refinancing proceeds of the properties against their respective loan balances to the extent of such Retained Debt.

In addition, on December 19, 2002, Florence Mall in Florence, Kentucky was acquired by GGP/Teachers for a purchase price of approximately $97,000 including a new, two-year $60,000 mortgage loan that bears interest at a rate per annum of LIBOR plus 89 basis points and matures in January 2008 (assuming an exercise of both extension options).

GGP IVANHOE III

GGP Ivanhoe III owns eight regional shopping malls. GGP Ivanhoe III, which has elected to be taxed as a REIT, is owned 51% by the Company and 49% by an affiliate of Ivanhoe Cambridge of Montreal, Quebec, Canada ("Ivanhoe"), which is also the Company's joint venture partner in GGP Ivanhoe (described below). The Company and Ivanhoe share in the profits and losses, cash flows and other matters relating to GGP Ivanhoe III in accordance with their respective ownership percentages except that certain major operating and capital decisions (as defined in the stockholders' agreement) require the approval of both stockholders. Accordingly, the Company is accounting for GGP Ivanhoe III using the equity method. The stockholders' agreement further provides, among other things, that any stockholder wishing to sell its stock to a third party must offer the stock to the other stockholder and, generally after June 30, 2003, either stockholder may exercise a buy-sell right with the other stockholder with respect to its stock.

GGP IVANHOE

GGP Ivanhoe owns the Oaks Mall in Gainesville, Florida and Westroads Mall in Omaha, Nebraska. The Company owns a 51% ownership interest in GGP Ivanhoe and Ivanhoe owns the remaining 49% ownership interest. The terms of the stockholders' agreement are similar to those of GGP Ivanhoe III.




                                    15 of 39

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

CIRCLE T

The Company, through a wholly-owned subsidiary, owns a 50% general partnership interest in Westlake Retail Associates, Ltd. ("Circle T"). AIL Investment, LP, an affiliate of Hillwood Development Company, ("Hillwood") is the limited partner of Circle T. Circle T is currently developing the Circle T Ranch Mall, a regional mall in Dallas, Texas, scheduled for completion in 2005. Development costs are expected to be funded by a construction loan to be obtained by the joint venture and capital contributions by the joint venture partners. As of March 31, 2003, the Company has made contributions of approximately $17,758 to the project for pre-development costs and Hillwood has contributed approximately $11,200, mostly in the form of land costs and related pre-development costs. As certain major decisions concerning Circle T must be made jointly by the Company and Hillwood, the Company is accounting for Circle T using the equity method.

                                    16 of 39

                         GENERAL GROWTH PROPERTIES, INC.
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)

SUMMARIZED INCOME STATEMENT INFORMATION OF UNCONSOLIDATED REAL ESTATE AFFILIATES



Following is summarized financial information for the Company's Unconsolidated Real Estate Affiliates as of March 31, 2003 and December 31, 2002 and for the periods ended March 31, 2003 and 2002.





BALANCE SHEETS -- UNCONSOLIDATED REAL ESTATE AFFILIATES


                                                                              MARCH 31, 2003           DECEMBER 31, 2002
                                                                      ------------------------  ------------------------
       Assets
            Land                                                                  $   582,609               $   558,748
            Buildings and equipment                                                 5,371,977                 5,425,522
            Less accumulated depreciation                                            (583,263)                 (558,148)
            Developments in progress                                                   83,922                    59,213
                                                                      ------------------------  ------------------------
               Net property and equipment                                           5,455,245                 5,485,335
            Investment in and loans from Unconsolidated
               Real Estate Affiliates                                                  12,331                    12,520
                                                                      ------------------------  ------------------------
               Net investment in real estate                                        5,467,576                 5,497,855
            Cash and cash equivalents                                                 100,441                   241,707
            Marketable securities                                                           -                       523
            Tenant accounts receivable, net                                            99,341                    91,586
            Deferred expenses, net                                                    121,620                    60,614
            Prepaid expenses and other assets                                          82,276                    70,593
                                                                      ------------------------   -----------------------
            Total assets                                                          $ 5,871,254               $ 5,962,878
                                                                      ========================   =======================

       Liabilities and Stockholders' Equity
            Mortgage notes and other debt payable                                 $ 3,961,563               $ 4,074,025
            Accounts payable and accrued expenses                                     283,230                   289,535
                                                                      ------------------------  ------------------------
                                                                                    4,244,793                 4,363,560
       Stockholders' Equity                                                         1,626,461                 1,599,318
            Total liabilities and stockholders' equity                            $ 5,871,254               $ 5,962,878
                                                                      ========================   =======================

(*) At March 31, 2003 and December 31, 2002, amounts reflected as development in progress includes approximately $28,958 and $28,563, respectively, of assets of the Circle T joint venture.




                                    17 of 39

                         GENERAL GROWTH PROPERTIES, INC.
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)



STATEMENTS OF OPERATIONS -- UNCONSOLIDATED REAL ESTATE AFFILIATES



                                                                                   THREE MONTHS ENDED
                                                                                        MARCH 31,
                                                                               2003                   2002
                                                                          ----------------     ----------------
       Revenues:
            Minimum rents                                                       $ 145,069            $ 107,275
            Tenant recoveries                                                      72,499               53,242
            Overage rents                                                           1,926                2,218
            Other                                                                   2,495                1,400
                                                                          ----------------     ----------------
                 Total revenues                                                   221,989              164,135
       Expenses:
            Real estate taxes                                                      21,201               15,939
            Repairs and maintenance                                                17,011               12,326
            Marketing                                                               7,438                4,068
            Other property operating costs                                         29,280               22,858
            Provision for doubtful accounts                                           362                1,452
            Property management and other costs                                    12,601                9,679
            General and administrative                                                242                  187
            Depreciation and amortization                                          42,558               31,574
                                                                          ----------------     ----------------
                 Total expenses                                                   130,693               98,083
       Operating income                                                            91,296               66,052
       Interest income                                                              1,099                3,593
       Interest expense                                                           (47,540)             (40,269)
       Equity in income of unconsolidated real estate affiliates                    1,063                  853
                                                                          ----------------     ----------------
       Net Income                                                                $ 45,918             $ 30,229
                                                                          ================     ================




                                    18 of 39

                        GENERAL GROWTH PROPERTIES, INC.
       (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)



NOTE 4    MORTGAGE NOTES AND OTHER DEBT PAYABLE

Consolidated mortgage notes and other debt payable at March 31, 2003 and December 31, 2002 consisted of the following:


                                                         MARCH 31, 2003         DECEMBER 31, 2002
        Fixed-Rate debt:
            Mortgage notes payable                            $  2,527,419          $    2,523,701
        Variable-Rate debt:
            Mortgage notes payable                               1,434,118               1,472,310
            Credit facilities and bank loan                        570,000                 596,300
                                                      ---------------------   ---------------------

            Total Variable-Rate debt                             2,004,118               2,068,610
                                                      ---------------------   ---------------------

            Total                                             $  4,531,537          $    4,592,311
                                                      =====================   =====================


FIXED RATE DEBT
MORTGAGE NOTES AND OTHER DEBT PAYABLE

Mortgage notes and other debt payable consist primarily of fixed rate non-recourse notes collateralized by individual or groups of properties or equipment. Also included in mortgage notes and other debt payable are $100,000 of ten-year senior unsecured notes, bearing interest at a fixed rate of 7.29% per annum, which were issued by PDC in March 1998 and were assumed by the Company in conjunction with the acquisition of JP Realty (Note 2). Interest payments on these notes are due semi-annually on March 11 and September 11 of each year and principal payments of $25,000 are due annually beginning March 2005. The fixed rate notes bear interest ranging from 1.81% to 10.00% per annum (weighted average of 6.42% per annum), and require monthly payments of principal and/or interest. Certain properties are pledged as collateral for the related mortgage notes. Substantially all of the mortgage notes payable as of March 31, 2003 are non-recourse to the Company. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium or a percentage of the loan balance. Certain loans have cross-default provisions and are cross-collateralized. Under certain cross-default provisions, a default under any mortgage notes included in a cross-defaulted package may constitute a default under all such mortgage notes and may lead to acceleration of the indebtedness due on each property within the collateral package. In general, the cross-defaulted properties are under common ownership. However, GGP Ivanhoe debt collateralized by two GGP Ivanhoe centers (totaling $125,000) is cross-defaulted and cross-collateralized with debt (totaling $435,000) collateralized by eleven Wholly-Owned Centers.

VARIABLE RATE DEBT
MORTGAGE NOTES AND OTHER DEBT PAYABLE

Variable rate mortgage notes and other debt payable at March 31, 2003 consist primarily of $850,505 of collateralized mortgage-backed securities, approximately $665,614 of which is currently subject to fixed rate interest swap agreements as described below, and $149,500 of which is outstanding under the Company's Term Loan as described below. The loans bear interest at a rate per annum equal to LIBOR plus 60 to 250 basis points.


                                    19 of 39

                        GENERAL GROWTH PROPERTIES, INC.
       (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)



COMMERCIAL MORTGAGE-BACKED SECURITIES

In early December 2001, the Operating Partnership and certain Unconsolidated Real Estate Affiliates completed the placement of $2,550,000 of non-recourse commercial mortgage pass-through certificates (the "GGP MPTC"). At inception, the GGP MPTC was collateralized by 27 malls and one office building, including 19 malls owned by certain Unconsolidated Real Estate Affiliates. During February 2003, GGP/Homart repaid approximately $65,000 and the West Oaks Mall was removed from the collateralized group of properties. The GGP MPTC is comprised of both variable rate and fixed rate notes which require monthly payments of principal and interest. The certificates represent beneficial interests in three loan groups made by three sets of borrowers (GGP/Homart-GGP/Homart II, Wholly-Owned and GGP Ivanhoe III). The original principal amount of the GGP MPTC was comprised of $1,235,000 attributed to the Operating Partnership, $900,000 to GGP/Homart and GGP/Homart II and $415,000 to GGP Ivanhoe III. The three loan groups are comprised of variable rate notes with a 36 month initial maturity (with two no cost 12 month extension options), variable rate notes with a 51 month initial maturity (with two no cost 18 month extension options) and fixed rate notes with a 5 year maturity. The 36 month variable rate notes bear interest at rates per annum ranging from LIBOR plus 60 to 235 basis points (weighted average equal to 79 basis points), the 51 month variable rate notes bear interest at rates per annum ranging from LIBOR plus 70 to 250 basis points (weighted average equal to 103 basis points) and the 5 year fixed rate notes bear interest at rates per annum ranging from approximately 5.01% to 6.18% (weighted average equal to 5.38%). The extension options with respect to the variable rate notes are subject to obtaining extensions of the interest rate protection agreements which were required to be obtained in conjunction with the GGP MPTC. The GGP MPTC yielded approximately $470,000 of net proceeds (including amounts attributed to the Unconsolidated Real Estate Affiliates) which were utilized for other loan repayments and temporary investments in cash equivalents and marketable securities. On closing of the GGP MPTC financing, approximately $94,996 of such proceeds attributable to GGP/Homart and GGP/Homart II were loaned to the Operating Partnership. The $16,596 loan by GGP/Homart was repaid by the Operating Partnership in October 2002. The $78,400 loan by GGP/Homart II currently bears interest at a rate per annum of LIBOR plus 135 basis points on the remaining outstanding balance and is currently scheduled to mature on March 31, 2005 (Note 3).

Concurrent with the issuance of the certificates, the Company purchased interest rate protection agreements (structured to limit the Company's exposure to interest rate fluctuations), and simultaneously an equal amount of interest rate protection agreements were sold to fully offset the effect of these agreements and to recoup a substantial portion of the cost of such agreements. Further, to achieve a more desirable balance between fixed and variable rate debt, the Company entered into $666,933 of swap agreements. Approximately $575,000 of such swap agreements are with independent financial services firms and approximately $90,790 is with GGP Ivanhoe III to provide Ivanhoe with only variable rate debt (see Note 4). The notional amounts of such swap agreements decline over time to an aggregate of $25,000 at maturity of the 51 month variable rate loans (assuming both 18 month extension options are exercised). The swap agreements convert the related variable rate debt to fixed rate debt currently bearing interest at a weighted average rate of 4.85% per annum. Such swap agreements have been designated as hedges of related variable rate debt.

Statement No. 133 "Accounting of Derivative Instruments and Hedging Activities" ("Statement 133"), as amended, was adopted by the Company on January 1, 2001. The Company's only hedging activities are the cash flow hedges represented by its interest rate cap and swap agreements relating to its commercial mortgage-backed securities as described above. These agreements either place a limit on the effective rate of interest the Company will bear on such variable rate obligations or fix the effective interest rate on such obligations to a certain rate. The Company has concluded that these agreements are highly effective in achieving its objective of reducing its exposure to variability in cash flows relating to these variable rate obligations in any interest rate environment for loans subject to swap agreements and for loans with related cap agreements, when LIBOR rates exceed the strike rates of the agreements. However, Statement 133


                                    20 of 39

                        GENERAL GROWTH PROPERTIES, INC.
       (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)


also requires that the Company fair value the interest rate cap and swap agreements as of the end of each reporting period. In conjunction with the GGP MPTC financing, certain caps were purchased and sold. These purchased and sold caps do not qualify for hedge accounting and changes in the fair values of these agreements are reflected in interest expense. Finally, certain interest rate swap agreements were entered into with the objective of fixing the interest rates on a portion of the GGP MPTC financing. These swap agreements have been designated as cash flow hedges on $665,614 of the Company's consolidated variable rate debt. For the three months ended March 31, 2003, the Company has recorded approximately $79 of other comprehensive gain due to the current fair value of such swap agreements.

CREDIT FACILITIES

In conjunction with the acquisition of JP Realty, an existing $200,000 unsecured credit facility (the "PDC Credit Facility") with a balance of approximately $120,000 was assumed. At March 31, 2003 and December 31, 2002 approximately $110,000 and $130,000, respectively, was outstanding on the PDC Credit Facility, all of which was repaid in April 2003 with a new credit facility described below. The PDC Credit Facility had a scheduled maturity of July 2003 and bore interest at the option of the Company at (i) the higher of the federal funds rate plus 50 basis points or the prime rate of Bank One, NA, or (ii) LIBOR plus a spread of 85 to 145 basis points as determined by PDC's credit rating.

In March 2003, the Company reached a preliminary agreement with a group of banks to establish a new revolving credit facility and term loan (the "2003 Credit Facility"). The 2003 Credit Facility was finalized in April 2003 with initial borrowing availability of approximately $779,000 (which may potentially be increased to approximately $1,000,000). At closing, approximately $619,000 was borrowed under the 2003 Credit Facility, which has a term of three years and provides for partial amortization of the principal balance of the term loan in the second and third years. The proceeds were used to repay and consolidate existing financing including amounts due on the PDC Credit Facility, the Term Loan and the JP Realty acquisition loan. Amounts borrowed under the 2003 Credit Facility bear interest at a rate per annum of LIBOR plus 100 to 175 basis points depending upon the Company's leverage ratio. As of April 30, 2003, the applicable interest rate was 2.64%.

INTERIM FINANCING

In July 2002, in conjunction with the JP Realty acquisition, the Company obtained a new $350,000 loan from a group of banks. The loan, with an outstanding principal balance of $275,000 at March 31, 2003, was repaid in April 2003 with proceeds from the 2003 Credit Facility described above. The loan bore interest at a rate per annum equal to LIBOR plus 150 basis points and was scheduled to mature on July 9, 2003.

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

CONSTRUCTION LOAN

In connection with the acquisition of JP Realty, the Company assumed a $47,340 construction loan of Spokane Mall Development Company Limited Partnership, and a $50,000 construction loan of Provo Mall Development Company, Ltd., in both of which PDC is the general partner. The loans, which bore interest at a rate per annum of LIBOR plus 150 basis points, were scheduled to mature in July 2003 but were replaced in January 2003 with a new long-term non-recourse mortgage loan. The new loan, allocated $53,000 to the

                                    21 of 39

                        GENERAL GROWTH PROPERTIES, INC.
       (Dollars in thousands, except for per share and per unit amounts)



Provo Mall and $42,000 to the Spokane Mall, is collateralized by the two malls, bears interest at a rate per annum of 4.42% and matures in February 2008.

LETTERS OF CREDIT

As of March 31, 2003 and December 31, 2002, the Operating Partnership had outstanding letters of credit of $10,569 and $12,104, respectively, primarily in connection with special real estate assessments and insurance requirements.

NOTE 5    DISTRIBUTIONS PAYABLE

The following is a chart of the previous common and preferred distributions for the Company paid in 2003 and 2002. As described in Note 1, General Growth's preferred stock dividends to its preferred stockholders were in the same amount as the Operating Partnership's distributions to General Growth on the same dates with respect to the Preferred Units held by General Growth.


                                             COMMON DISTRIBUTIONS
     --------------------------------------------------------------------------------------------------------
                                                                              GENERAL           OPERATING
                                                                              GROWTH           PARTNERSHIP
      DECLARATION         AMOUNT PER        RECORD           PAYMENT       STOCKHOLDERS     LIMITED PARTNERS
         DATE                SHARE           DATE             DATE            AMOUNT             AMOUNT
         ----                -----           ----             ----            ------             ------
       03/14/03            $  0.72        04/03/03          04/30/03       $   45,230           $ 13,994
       12/12/02               0.72        01/06/03          01/31/03           44,937             14,080
       09/17/02               0.72        10/04/02          10/31/02           44,889             14,085
       06/17/02               0.65        07/05/02          07/31/02           40,440             12,722
       03/21/02               0.65        04/15/02          04/30/02           40,346             12,722
       12/10/01               0.65        01/14/02          01/31/02           40,266             12,722


                                        PREFERRED DISTRIBUTIONS
                              ------------------------------------------------
                                 RECORD          PAYMENT           AMOUNT PER
                                  DATE             DATE               SHARE
                                  ----             ----               -----
                               04/03/03          04/15/03         $  0.4531
                               01/06/03          01/15/03            0.4531
                               10/04/02          10/15/02            0.4531
                               07/05/02          07/15/02            0.4531
                               04/05/02          04/15/02            0.4531
                               01/04/02          01/15/02            0.4531


NOTE 6    COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions related to the ownership and operations of its properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

The Company leases land or buildings at certain properties from third parties. Consolidated rental expense including participation rent related to these leases was $726 and $264 for the three months ended March 31, 2003 and 2002, respectively. The leases generally provide for a right of first refusal in favor of the Company in the event of a proposed sale of the property by the landlord.

                                    22 of 39

                        GENERAL GROWTH PROPERTIES, INC.
       (Dollars in thousands, except for per share and per unit amounts)



The Company periodically enters into contingent agreements of the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence and, in the case of developments, completion of the project.

NOTE 7    MCCRELESS MALL

On March 31, 2003, the Company sold McCreless Mall in San Antonio, Texas for aggregate consideration of $15,000 (which was paid in cash at closing). The Company recorded a gain of approximately $4,000 for financial reporting purposes on the sale of the mall. McCreless Mall was purchased in 1998 as part of a portfolio of eight shopping centers. Pursuant to SFAS 144, the Company has reclassified the operations of McCreless Mall (approximately $859 in revenues and $292 in net income in the three months ended March 31, 2003 and approximately $1,002 in revenues and $442 in net income in the three months ended March 31, 2002, respectively) to discontinued operations for the 2003 and 2002 consolidated financial statements.

NOTE 8    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February 2002, the FASB announced the rescission of Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt". Generally, such rescission has the effect of suspending the treatment of debt extinguishment costs as extraordinary items. The rescission is effective for the year ended December 31, 2003. Accordingly, in the comparative statements presented in 2003, the Company has reclassified to other interest costs approximately $32 of debt extinguishment costs recorded in the three months ended March 31, 2002 that had been classified under previous accounting standards as extraordinary items.

In June 2002, the FASB issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("Statement No. 146"). Statement No. 146 requires that the costs associated with exit or disposal activity be recognized and measured at fair value when the liability is incurred. The provisions of Statement No. 146 are effective for exit or disposal activities initiated after December 31, 2002. The implementation of Statement No. 146 in 2003 did not have a significant impact on the Company's reported financial results.

On November 25, 2002, the FASB published Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 prescribes the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under certain guarantees it has issued. FIN 45 also reaffirms that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 were effective for the Company's December 31, 2002 consolidated financial statements. As the Company does not typically issue guarantees on behalf of its unconsolidated affiliates or other third parties, the adoption of FIN 45 did not have a significant impact on the Company's financial statements or disclosures.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" to improve financial reporting of special purpose and other entities. Certain variable interest entities that are qualifying special purpose entities will not be required to be consolidated under the provisions of FIN 46. In addition, FIN 46 expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities. The Company has certain special purpose entities, primarily created to facilitate the issuance of its commercial mortgage-backed securities (Note 4). Because these special purpose entities are qualifying special purpose entities, which are exempted from consolidation, the Company does not believe these special purpose entities will require consolidation in its financial

                                    23 of 39

                        GENERAL GROWTH PROPERTIES, INC.
       (Dollars in thousands, except for per share and per unit amounts)



statements when FIN 46 is required to be adopted in the Company's third quarter 2003 interim financial statements.

On April 30, 2003 the FASB issued Statement No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133 and it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and is to be applied prospectively. The Company has not yet completed its analysis of SFAS 149 and therefore the effect on the Company's consolidated financial statements of the implementation of SFAS 149 when effective has not yet been determined.


                                    24 of 39

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

FORWARD LOOKING INFORMATION

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

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that are both significant to the overall presentation of the Company's financial condition and results of operations and require management to make difficult, complex or subjective judgments. For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, recoverable amounts of receivables and deferred taxes and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions, as further discussed below. Actual results could differ from those estimates for a variety of reasons, certain of which are discussed below. The Company's critical accounting policies have not changed during 2003 or 2002,

                                    25 of 39

                        GENERAL GROWTH PROPERTIES, INC.



except for the election, during the second quarter of 2002, to adopt the fair value based employee stock-based compensation expense recognition provisions of SFAS 123, as discussed in Note 1.

INITIAL VALUATIONS AND ESTIMATED USEFUL LIVES OR AMORTIZATION PERIODS FOR PROPERTY AND INTANGIBLES: Upon acquisition of an investment property, the Company makes an initial assessment of the initial valuation and composition of the assets and liabilities acquired. These assessments consider fair values of the respective assets and liabilities and are determined based on estimated future cash flows using appropriate discount and capitalization rates. The estimated future cash flows that are used for this analysis reflect the historical operations of the property, known trends and changes expected in current market and economic conditions which would impact the property's operations, and the Company's plans for such property. These estimates of cash flows were particularly important in 2002 given the application of SFAS 141 and 142 (Note 1) for the allocation of purchase price between land, buildings and improvements and other identifiable intangibles. If events or changes in circumstances concerning the property occur, this may indicate that the carrying values or amortization periods of the assets and liabilities may need to be adjusted. The resulting recovery analysis also depends on an analysis of future cash flows to be generated from the property's assets and liabilities. Changes in the Company's overall plans and its views on current market and economic conditions may have a significant impact on the resulting estimated future cash flows of a property that are analyzed for these purposes. As the resulting cash flows are, under current accounting standards, the basis for the carrying values of the assets and liabilities and any subsequent impairment losses recognized, the impact of these estimates on the Company's operations could be substantial. For example, the net consolidated carrying value of the land, buildings and other assets, net of identifiable intangible liabilities, at December 31, 2002 for acquisitions completed by the Company in 2002 was approximately $1.6 billion.

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

CERTAIN INFORMATION ABOUT THE COMPANY PORTFOLIO

As of March 31, 2003, the Company owns 100% of the Wholly-Owned Centers, 50% of the common stock of GGP/Homart, 50% of the membership interests in GGP/Homart II, 50% of the membership interests in GGP/Teachers, 51% of the common stock of GGP Ivanhoe, 51% of the common stock of GGP Ivanhoe III and 50% of Quail Springs Mall and Town East Mall. GGP/Homart owns interests in twenty-two shopping centers, GGP/Homart II owns interests in eight shopping centers, GGP/Teachers owns interests in five shopping centers, GGP Ivanhoe owns interests in two shopping centers and GGP Ivanhoe III owns interests in eight shopping centers (collectively, with the Wholly-Owned Centers, Quail Springs Mall and Town East

                                    26 of 39

                        GENERAL GROWTH PROPERTIES, INC.



Mall, the "Company Portfolio"). The following data on the Company Portfolio is for 100% of the non-anchor GLA of the centers, excluding centers currently being redeveloped and/or remerchandised.

On March 31, 2003, the Mall Store and Freestanding Store portions of the centers in the Company Portfolio which were not undergoing significant redevelopment were approximately 90.4% occupied as of such date, representing a 1.3% increase in the occupancy percentage from that which existed on March 31, 2002.

Total annualized Mall Store sales averaged $345 per square foot for the Company Portfolio in the three months ended March 31, 2003. In the three months ended March 31, 2003, total Mall Store sales for the Company Portfolio increased by 4.0% over the same period in 2002. Comparable Mall Store sales are sales of those tenants that were open the previous 12 months. Therefore, Comparable Mall Store sales in the three months ended March 31, 2003 are of those tenants that were operating in the three months ended March 31, 2003. Comparable Mall Store sales in the three months ended March 31, 2003 decreased by 0.7% as compared to the same period in 2002.

The average Mall Store rent per square foot from leases that expired in the three months ended March 31, 2003 was $26.70. The Company Portfolio benefited from increasing rents inasmuch as the average Mall Store rent per square foot on new and renewal leases executed during this same period was $32.90.

Company revenues are primarily derived from tenants in the form of fixed minimum rents, overage rents and recoveries of operating expenses. Inasmuch as the Company's consolidated financial statements reflect the use of the equity method to account for its investments in GGP/Homart, GGP/Homart II, GGP/Teachers, GGP Ivanhoe, GGP Ivanhoe III, Quail Springs Mall and Town East Mall, the discussion of results of operations of the Company below relates primarily to the revenues and expenses of the Wholly-Owned Centers and GGMI. In addition, the Victoria Ward Assets were acquired in May 2002, the JP Realty Assets were acquired in July 2002, Prince Kuhio Plaza was acquired in August 2002, Pecanland Mall was acquired in September 2002, and Southland Mall was acquired in December 2002. The effect of acquisitions in the following discussions includes the effects of all these transactions.

RESULTS OF OPERATIONS OF THE COMPANY
THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002

Total revenues for the three months ended March 31, 2003 were $273.9 million, which represents an increase of $70.8 million or approximately 34.9% from $203.1 million in the three months ended March 31, 2002. Minimum rent for the three months ended March 31, 2003 was $169.7 million, which represents an increase of $50.8 million or 42.7% from $118.9 million in the comparable period in 2002. The effect of acquisitions comprised $39.2 million of such increase in minimum rents and the remainder was due primarily to base rents on expansion space and specialty leasing increases at the comparable centers (properties owned for the entire time during the three months ended March 31, 2002 and 2003). Fees and Other income increased by a net $4.6 million or 20.9% from $22.0 million to $26.6 million for the three months ended March 31, 2003 primarily due to increases in leasing activity and additional properties generating such fees in 2003 due to acquisitions in the second half of 2002.

Total expenses, including depreciation and amortization, increased by approximately $45.9 million or 38.8%, from $118.2 million in the three months ended March 31, 2002 to $164.1 million in the three months ended March 31, 2003. For the three months ended March 31, 2003, other property operating expenses increased by $9.4 million or 37.0% from $25.4 million in 2002 to $34.8 million in the first quarter of 2003, approximately $6.7 million of which was attributable to the effect of acquisitions. The remainder was primarily due to increased insurance expense at the comparable centers. For the three months ended March 31, 2003, property management and other costs increased by $7.5 million or 39.2% from $19.1 million in 2002 to $26.6 million in the first quarter of 2003. Such increases were primarily

                                    27 of 39

                        GENERAL GROWTH PROPERTIES, INC.



attributable to increased staffing due to acquisitions and increased salary and other compensation expense in 2003 for such management activity. Depreciation and amortization increased by $13.6 million or 35.5% over the same period in 2003. The majority of the increase in depreciation and amortization was generated by effect of acquisitions. Interest expense for the three months ended March 31, 2003 was $60.7 million, an increase of $12.5 million or 25.9%, from $48.2 million in the three months ended March 31, 2002. This increase was due to acquisitions (which were responsible for an increase of approximately $6.8 million) and increased debt at the comparable centers.

Equity in net income of unconsolidated affiliates in the three months ended March 31, 2003 increased by approximately $9.1 million to earnings of $22.3 million in 2003, from $13.2 million in the three months ended March 31, 2002 primarily due to earnings of approximately $4.5 million from GGP/Teachers, an unconsolidated affiliate formed in August 2002 (Note 3). In addition, the Company's equity in the net income of GGP/Homart II increased approximately $2.4 million, primarily due to the acquisition of Glendale Galleria and First Colony Mall during the fourth quarter of 2002. The Company's equity in the net income of GGP/Homart resulted in an increase in earnings of approximately $1.2 million for the three months ended March 31, 2003 primarily due to increases in the operations of comparable centers and the purchase in December, 2002, of the 50% interest that it did not own in The Woodlands Mall in Houston, Texas.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

As of March 31, 2003, the Company held approximately $24.2 million of unrestricted cash, cash equivalents and marketable securities. The Company uses operating cash flow as the principal source of internal funding for short-term liquidity and capital needs such as tenant construction allowances and minor improvements made to individual properties that are not recoverable through common area maintenance charges to tenants. External funding alternatives for longer-term liquidity needs such as acquisitions, new development, expansions and major renovation programs at individual centers include construction loans, mini-permanent loans, long-term project financing, joint venture financing with institutional partners, additional Operating Partnership level or Company level equity investments and unsecured Company level debt or secured loans collateralized by individual shopping centers. In this regard, the Company assumed, in conjunction with the acquisition of JP Realty, a then existing unsecured credit facility (the "PDC Credit Facility") with a total available commitment of $200 million and with an outstanding balance of approximately $120 million on acquisition. The balance on the PDC Credit Facility was approximately $110 million at March 31, 2003. The PDC Credit Facility, which was repaid and terminated in April 2003 as discussed below, was scheduled to mature in July 2003 and bore interest at the option of the Company at (i) the higher of the federal funds rate plus 50 basis points or the prime rate of Bank One, NA, or
(ii) LIBOR plus a spread of 85 to 145 basis points as determined by PDC's credit rating. As of March 31, 2003, the Company believes it is in compliance with any restrictive covenants (Note 4) contained in its various financing arrangements.

In addition, the Company considers its Unconsolidated Real Estate Affiliates as potential sources of short and long-term liquidity. In this regard, the Company has net borrowings (in place of distributions) at March 31, 2003 of approximately $4.7 million and $69.3 million from GGP/Homart and GGP/Homart II, respectively. The $4.7 million loan from GGP/Homart was repaid in April 2003. The $69.3 million currently borrowed from GGP/Homart II bears interest at a rate per annum of LIBOR plus 135 basis points, and is due March 31, 2005. Such loaned amounts are substantially all of the GGP/Homart and GGP/Homart II net proceeds of the GGP MPTC and other recent financings and have been and are expected to be fully repaid from future operating distributions from GGP/Homart and GGP/Homart II (Note 3). Also, in order to maintain its access to the public equity and debt markets, the Company has a currently effective shelf registration statement under which up to $2 billion in equity or debt securities may be issued from time to time. Finally, in April 2003, the Company obtained a revolving credit facility and term loan as described below.

                                    28 of 39

                        GENERAL GROWTH PROPERTIES, INC.





As of March 31, 2003, the Company had consolidated debt of approximately $4.5 billion, of which approximately $3.2 billion is comprised of debt bearing interest at fixed rates (after taking into effect certain interest rate swap agreements described below), with the remaining approximately $1.3 billion bearing interest at variable rates. In addition, the Company's pro rata share of the debt of the Unconsolidated Real Estate Affiliates was approximately $2.1 billion, of which approximately $1.1 billion is comprised of debt bearing interest at fixed rates (after taking into effect certain interest rate swap agreements), with the remaining approximately $1.0 billion bearing interest at variable rates. Except in instances where certain Wholly-Owned Centers are cross-collateralized with the Unconsolidated Centers, or the Company has retained a portion of the debt of a property when contributed to an Unconsolidated Real Estate Affiliate (Note 3), the Company has not otherwise guaranteed the debt of the Unconsolidated Real Estate Affiliates. Reference is made to Notes 5 and 12 and Items 2 and 7A of the Company's Annual Report on Form 10-K for additional information regarding the Company's debt and the potential impact on the Company of interest rate fluctuations.


                                    29 of 39

                        GENERAL GROWTH PROPERTIES, INC.



At March 31, 2003, the Company had direct or indirect ("pro rata") mortgage and other debt of approximately $6.6 billion (excluding a market value purchase price adjustment of debt of approximately $6.1 million related to the JP Realty acquisition and reducing the debt of certain consolidated former JP Realty ventures by approximately $24.4 million to reflect the minority partners' share of such debt). The ratio of pro rata variable rate debt to total pro rata debt and preferred stock and preferred Operating Partnership Units was 31.5% at March 31, 2003. The following table reflects the maturity dates of the Company's pro rata debt and the related interest rates, after the effect of the current swap agreements of the Company as described in Note 4.


                             COMPANY PORTFOLIO DEBT
             MATURITY AND CURRENT AVERAGE INTEREST RATE SUMMARY(a)
                              AS OF MARCH 31, 2003

                             (Dollars in Thousands)

                                               WHOLLY-OWNED           UNCONSOLIDATED              COMPANY
                                                 CENTERS                CENTERS(b)             PORTFOLIO DEBT
                                       -----------------------   ----------------------     --------------------

                                                                               CURRENT                  CURRENT
                                                      AVERAGE                  AVERAGE                  AVERAGE
                                          MATURING    INTEREST     MATURING    INTEREST      MATURING   INTEREST
                      YEAR                AMOUNT(a)   RATE(c)      AMOUNT(a)   RATE(c)       AMOUNT(a)  RATE(c)
                      ----             ------------  ---------   -----------   --------     ----------- --------
                     2003              $    534,806     2.73%    $   187,819     4.25%      $   722,625   3.12%
                     2004                   484,684     4.74%         87,971     4.95%          572,655   4.77%
                     2005                   387,000     4.87%        109,903     5.77%          496,903   5.07%
                     2006                   688,348     5.58%        418,245     4.50%        1,106,593   5.17%
                     2007                   486,816     4.90%        561,960     2.49%        1,048,776   3.61%

                     Subsequent           1,919,340     6.27%        755,867     5.49%        2,675,207   6.04%
                                       ------------     -----    -----------     -----      -----------  ------

                     Total             $  4,500,994     5.31%    $ 2,121,765     4.38%      $ 6,622,759   5.01%
                                       ============    ======    ===========    ======      ===========  ======

                     Variable Rate     $  1,338,505     2.65%    $ 1,014,148     2.22%      $ 2,352,653   2.46%
                     Fixed Rate           3,162,489     6.44%      1,107,617     6.36%        4,270,106   6.42%
                                       ------------    ------    -----------    ------      ------------  ------

                     Total             $  4,500,994     5.31%    $ 2,121,765     4.38%      $ 6,622,759   5.01%
                                       ============    ======    ===========    ======      ===========  ======


           (a)  Excludes principal amortization.
           (b) Unconsolidated properties debt reflects the Company's share of debt (either retained (Note 3) or based on its respective equity ownership interests in the Unconsolidated Real Estate Affiliates) relating to the properties owned by the Unconsolidated Real Estate Affiliates.
           (c) For variable rate loans, the interest rate reflected is the actual annualized weighted average rate for the variable rate debt outstanding during the three months ended March 31, 2003.


Reference is made to Note 4 and Item 3 below for additional information regarding the Company's debt and the potential impact on the Company of interest rate fluctuations.

The following summarizes certain significant investment and financing transactions of the Company currently planned or completed since December 31, 2002:


                                    30 of 39

                        GENERAL GROWTH PROPERTIES, INC.



In January 2003, the Company refinanced the mortgage loans collateralized by the Provo Towne Centre and the Spokane Valley Mall with a new, long-term non-recourse mortgage loan. The new $95 million loan bears interest at a rate per annum of 4.42% and matures in February 2008.

On March 31, 2003, the Company sold McCreless Mall in San Antonio, Texas for aggregate consideration of $15 million (which was paid in cash at closing). The Company recorded a gain of approximately $4 million for financial reporting purposes on the sale of the mall. McCreless Mall was purchased in 1998 as part of a portfolio of eight shopping centers.

In March 2003, the Company reached a preliminary agreement with a group of banks to establish a new revolving credit facility and term loan (the "2003 Credit Facility"). The 2003 Credit Facility was finalized in April 2003 with initial borrowing availability of approximately $779 million (which may potentially be increased to approximately $1 billion). At closing, approximately $619 million was borrowed under the 2003 Credit Facility, which has a term of three years and provides for partial amortization of the principal balance of the term loan in the second and third years. The proceeds were used to repay and consolidate existing financing including amounts due on the PDC Credit Facility, the Term Loan and the JP Realty acquisition loan. Amounts borrowed under the 2003 Credit Facility bear interest at a rate per annum of LIBOR plus 100 to 175 basis points depending upon the Company's leverage ratio.

On April 30, 2003, the Company completed the acquisition of Peachtree Mall, an 811,000 square foot enclosed regional mall located in Columbus, Georgia. The purchase price was approximately $87.6 million, which was paid at closing with a five-year acquisition loan (assuming the exercise by the Company of all extension options) of approximately $53.0 million (bearing interest at a rate per annum of LIBOR plus 85 basis points) and the balance from cash on hand and borrowings under the Company's credit facilities.

In addition, certain Unconsolidated Real Estate Affiliates completed significant investment and financing transactions since December 31, 2002, as summarized as follows:

On February 14, 2003, GGP/Homart repaid the portion of the GGP MPTC financing (approximately $65 million) attributable to the West Oaks Mall. In March 2003, the Company, through GGP/Homart, refinanced the Pembroke Lakes Mall $84 million mortgage with a new long-term mortgage loan. The new $144 million loan is comprised of two notes, both of which mature in April 2013 and for which the weighted average interest rate per annum is 4.94%.

Also in March 2003, the Company, through GGP/Homart, made a $50 million pay down on the GGP/Homart and GGP/Homart II term loans and repaid the $43.8 million mortgage secured by Columbiana Centre. A new $72 million mortgage loan, collateralized by the Columbiana Centre, was obtained in April 2003. The new loan, maturing in May 2008, provides for periodic amortization of principal and interest and bears interest at a rate per annum of 4.13%

In May 2003, the $19.2 million mortgage loan collateralized by Bay City Mall was repaid by GGP/Homart.

Net cash provided by operating activities was $123.3 million in the first three months of 2003, an increase of $47.7 million from $75.6 million in the same period in 2002, primarily due to increased earnings in 2003 as a result of earnings of properties acquired in 2002 including unconsolidated affiliates as discussed above.

Net cash used by investing activities was $28.0 million in the first three months of 2003 compared to $50.7 million of cash used in the first three months of 2002. Cash flows from investing activities were impacted by the higher volume of development and improvement activity for the consolidated real estate properties in the first three months of 2002 as compared to the first three months in 2003 as further described in Note 2 and due to the sale of the McCreless Mall in 2003.

                                    31 of 39

                        GENERAL GROWTH PROPERTIES, INC.



Financing activities represented a use of cash of $124.8 million in the first three months of 2003, compared to a use of cash of $69.8 million in 2002. A major contributing factor to the variance in the cash provided from financing activity is that financing from mortgages and other debt, net of repayments of principal on mortgage debt, had a negative impact of $60.8 million in the first three months of 2003 versus a negative impact of $7.8 million in the first three months of 2002. Such additional net pay downs in 2003 were primarily a result of short-term pay downs of the Company's credit facilities prior to obtaining the 2003 Credit Facility in April 2003.

In order to remain qualified as a real estate investment trust for federal income tax purposes, General Growth must distribute or pay tax on 100% of capital gains and at least 90% of its ordinary taxable income to stockholders. The following factors, among others, will affect operating cash flow and, accordingly, influence the decisions of the Board of Directors regarding distributions: (i) scheduled increases in base rents of existing leases; (ii) changes in minimum base rents and/or overage rents attributable to replacement of existing leases with new or renewal leases; (iii) changes in occupancy rates at existing centers and procurement of leases for newly developed centers; and
(iv) General Growth's share of distributions of operating cash flow generated by the Unconsolidated Real Estate Affiliates, less oversight costs and debt service on additional loans that have been or will be incurred. General Growth anticipates that its operating cash flow, and potential new debt or equity from future offerings, new financings or refinancings will provide adequate liquidity to conduct its operations, fund general and administrative expenses, fund operating costs and interest payments and allow distributions to General Growth preferred and common stockholders in accordance with the requirements of the Internal Revenue Service.

In recent years, the retail sector has been experiencing declining growth due to layoffs, eroding consumer confidence, falling stock prices, the war in Iraq, the September 11, 2001 terrorist attacks and threats of additional terrorism. Although the 2002 holiday season was generally stronger than economists' predictions, the retail sector and the economy as a whole remains weak and no significant improvements are expected for the balance of 2003. Such reversals or reductions in the retail market adversely impact the Company as demand for leaseable space is reduced and rents computed as a percentage of tenant sales declines. In addition, a number of local, regional and national retailers, including tenants of the Company, have voluntarily closed their stores or filed for bankruptcy protection during the last few years. Most of the bankrupt retailers reorganized their operations and/or sold stores to stronger operators. Although some leases were terminated pursuant to the lease cancellation rights afforded by the bankruptcy laws, the impact on Company earnings was negligible. Over the last three years, the provision for doubtful accounts has averaged only $3.1 million per year, which represents less than 1% of average total revenues of approximately $827.6 million. In addition, the Company historically has generally been successful in finding new uses or tenants for retail locations that are vacated either as a result of voluntary store closing or bankruptcy proceedings. Therefore, the Company does not expect these store closings or bankruptcy reorganizations to have a material impact on its consolidated financial condition or the results of its operations.

The events of September 11th also have had an impact on the Company's insurance coverage. The Company had coverage for terrorist acts in its policies that expired in September 2002. The coverage was excluded from its standard property policies at the time of renewal. Accordingly, the Company obtained a separate policy for terrorist acts. The Company's premiums, including the cost of a separate terrorist policy, increased by a factor of 30% to 40% for property coverage and liability coverage. These increases will impact the Company's annual common area maintenance rates paid in the future by the Company's tenants as well as the Company's net recoverable amounts.

The Company has over the past year experienced a significant increase in the market price of its Common Stock. Accordingly, certain options granted under its incentive stock plans that vest based on the market price of the Common Stock have vested. Such vesting caused the recognition of approximately $3.4 million

                                    32 of 39

                        GENERAL GROWTH PROPERTIES, INC.


of additional compensation expense in the first quarter 2002, approximately $3.9 million in the second quarter 2002 and approximately $4.4 million in the third quarter of 2002 as described above and in Note 1. In addition, the Company has adopted SFAS 123 for future grants of Common Stock options as more fully discussed in Note 1.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As described in Note 8, the FASB, has issued certain statements, which are effective for the current or subsequent year. With the exception of the net earnings effect of SFAS 141 and 142 as more fully discussed in Note 1, the Company does not expect a significant impact on its annual reported operations due to the application of such new statements.


ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not entered into any transactions using derivative commodity instruments. The Company is subject to market risk associated with changes in interest rates. Interest rate exposure is principally limited to the approximately $2.0 billion of debt of the Company outstanding at March 31, 2003 that is priced at interest rates that vary with the market. However, approximately $665.6 million of such floating rate consolidated debt is comprised of non-recourse commercial mortgage-backed securities which are subject to interest rate swap agreements, the effect of which is to fix the interest rate the Company is required to pay on such debt at approximately 4.85% per annum. Therefore, a 25 basis point movement in the interest rate on the remaining approximately $1.3 billion of variable rate debt would result in an approximately $3.3 million annualized increase or decrease in consolidated interest expense and cash flows. The remaining debt is fixed rate debt. In addition, the Company is subject to interest rate exposure as a result of the variable rate debt collateralized by the Unconsolidated Real Estate Affiliates for which similar interest rate swap agreements have not been obtained. The Company's share (based on the Company's respective equity ownership interests in the Unconsolidated Real Estate Affiliates) of such variable rate debt was approximately $1.0 billion at March 31, 2003. A similar 25 basis point annualized movement in the interest rate on the variable rate debt of the Unconsolidated Real Estate Affiliates would result in an approximately $2.5 million annualized increase or decrease in the Company's equity in the income and cash flows from the Unconsolidated Real Estate Affiliates. The Company is further subject to interest rate risk with respect to its fixed rate financing in that changes in interest rates will impact the fair value of the Company's fixed rate financing. The Company has an ongoing program of refinancing its consolidated and unconsolidated variable and fixed rate debt and believes that this program allows it to vary its ratio of fixed to variable rate debt and to stagger its debt maturities to respond to changing market rate conditions. Reference is made to Item 2 above and Note 4 for additional debt information.


ITEM 4.    CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, the Company, consistent with previously adopted policies and procedures, carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the CEO and the CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files under the Securities and Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.

                                    33 of 39

                        GENERAL GROWTH PROPERTIES, INC.



PART II.  OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     (a)      Exhibits

              3.1      Amendment to Bylaws of the Company, dated February 5,
                       2003.

              10.1 Fourth Amendment to the Second Amended and Restated Operating Agreement of GGPLP L.L.C., dated April 7, 2003.

              10.2 Fifth Amendment to the Second Amended and Restated Operating Agreement of GGPLP L.L.C., dated April 11, 2003.

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


                                    34 of 39

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    GENERAL GROWTH PROPERTIES, INC.
                                             (Registrant)



Date:  May 8, 2003                  by: /s/:  Bernard Freibaum
                                        ----------------------------------------
                                         Bernard Freibaum
                                         Executive Vice President and Chief
                                         Financial Officer
                                         (Principal Accounting Officer)



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


                                    35 of 39

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



Date: May 8, 2003

                                     /S/:John Bucksbaum
                                     -------------------------------------------
                                      John Bucksbaum
                                      Chief Executive Officer


























                                    36 of 39

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



Date: May 8, 2003

                                     /S/: Bernard Freibaum
                                     -------------------------------------------
                                      Bernard Freibaum
                                      Executive Vice President and
                                      Chief Financial Officer




                                    37 of 39