Form 10-Q
period 2003-06-30
GENERAL GROWTH PROPERTIES INC
filed 2003-08-11
CIK 895648

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003


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

                            YES /X/               NO / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                            YES /X/               NO / /

The number of shares of Common Stock, $.10 par value, outstanding on August 8, 2003 was 71,476,968.

                         GENERAL GROWTH PROPERTIES, INC.

                                      INDEX

                                                                                 PAGE
                                                                                NUMBER
                                                                                ------
PART I     FINANCIAL INFORMATION
           Item 1:  Financial Statements

                Consolidated Balance Sheets
                as of June 30, 2003 and December 31, 2002.........................  3

                Consolidated Statements of Operations and Comprehensive Income
                for the three and six months ended June 30, 2003 and 2002.........  4

                Consolidated Statements of Cash Flows
                for the six months ended June 30, 2003 and 2002...................  5

                Notes to Consolidated Financial Statements                          6

           Item 2:  Management's Discussion and Analysis of
                Financial Condition and Results of Operations..................... 27

                Liquidity and Capital Resources of the Company.................... 31

           Item 3:  Quantitative and Qualitative Disclosures about Market Risk.... 38

           Item 4:  Controls and Procedures....................................... 38

PART II    OTHER INFORMATION
           Item 4:  Submission of Matters to a Vote of Security Holders........... 39

           Item 6:  Exhibits and Reports on Form 8-K.............................. 39

           SIGNATURE.............................................................. 40

PART I.       FINANCIAL INFORMATION

ITEM 1.       FINANCIAL STATEMENTS

                         GENERAL GROWTH PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                       JUNE 30, 2003 AND DECEMBER 31, 2002
                                   (UNAUDITED)
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)

                                                                                         JUNE 30, 2003    DECEMBER 31, 2002
                                                                                        ---------------   -----------------
                                     ASSETS

Investment in real estate:
  Land                                                                                  $     1,175,094   $       1,128,990
  Buildings and equipment                                                                     6,237,215           5,738,514
  Less accumulated depreciation                                                                (893,380)           (798,431)
  Developments in progress                                                                       83,403              90,492
                                                                                        ---------------   -----------------
    Net property and equipment                                                                6,602,332           6,159,565
  Investment in and loans from Unconsolidated Real Estate Affiliates                            785,387             766,519
                                                                                        ---------------   -----------------
    Net investment in real estate                                                             7,387,719           6,926,084
Cash and cash equivalents                                                                        20,015              53,640
Marketable securities                                                                                 -                 476
Tenant accounts receivable, net                                                                 129,909             126,587
Deferred expenses, net                                                                          124,402             108,694
Prepaid expenses and other assets                                                                90,974              65,341
                                                                                        ---------------   -----------------
                                                                                        $     7,753,019   $       7,280,822
                                                                                        ===============   =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage notes and other debt payable                                                   $     5,021,006   $       4,592,311
Distributions payable                                                                            73,053              71,389
Network discontinuance reserve                                                                    4,076               4,123
Accounts payable and accrued expenses                                                           263,359             233,027
                                                                                        ---------------   -----------------
                                                                                              5,361,494           4,900,850
Minority interests:
  Preferred Units                                                                               468,201             468,201
  Common Units                                                                                  370,998             377,746
                                                                                        ---------------   -----------------
                                                                                                839,199             845,947
Commitments and contingencies                                                                         -                   -

Preferred Stock: $100 par value; 5,000,000 shares authorized;                                   331,668             337,500
  345,000 designated as PIERS (Note 1) which are convertible and carry a
  $1,000 liquidation value, 331,668 and 337,500 of which were issued and outstanding at June 30, 2003 and December 31, 2002

Stockholders' Equity:
  Common stock: $.10 par value; 210,000,000 shares authorized;
    63,047,894 and 62,397,085 shares issued and outstanding
    as of June 30, 2003 and December 31, 2002, respectively                                        6,305               6,240
  Additional paid-in capital                                                                  1,571,659           1,545,274
  Retained earnings (accumulated deficit)                                                      (316,929)           (315,844)
  Notes receivable-common stock purchase                                                         (7,210)             (7,772)
  Unearned compensation-restricted stock                                                         (2,491)             (2,248)
  Accumulated other comprehensive income (loss)                                                 (30,676)            (29,125)
                                                                                        ---------------   -----------------
    Total stockholders' equity                                                                1,220,658           1,196,525
                                                                                        ---------------   -----------------
                                                                                        $     7,753,019   $       7,280,822
                                                                                        ===============   =================

The accompanying notes are an integral part of these consolidated financial statements.

                                     3 of 40

                         GENERAL GROWTH PROPERTIES, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                       FOR THE THREE AND SIX MONTHS ENDED
                             JUNE 30, 2003 AND 2002
                                   (UNAUDITED)
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)

                                                                              THREE MONTHS ENDED         SIX MONTHS ENDED
                                                                                    JUNE 30,                  JUNE 30,
                                                                              2003          2002         2003           2002
                                                                           ----------    ----------    ----------    ----------
Revenues:
  Minimum rents                                                            $  173,682    $  124,317    $  343,403    $  243,172
  Tenant recoveries                                                            80,578        57,431       151,656       114,292
  Overage rents                                                                 3,542         1,716        10,044         7,144
  Management and other fees                                                    20,278        22,684        40,601        41,731
  Other                                                                         6,607         3,471        12,870         6,417
                                                                           ----------    ----------    ----------    ----------
    Total revenues                                                            284,687       209,619       558,574       412,756
Expenses:
  Real estate taxes                                                            20,497        13,636        40,617        27,367
  Repairs and maintenance                                                      18,560        13,944        36,269        27,265
  Marketing                                                                     7,585         5,881        15,761        10,751
  Other property operating costs                                               34,770        21,816        69,611        47,410
  Provision for doubtful accounts                                               1,700           886         3,513         2,887
  Property management and other costs                                          29,624        22,750        56,248        41,878
  General and administrative                                                    2,893         1,883         5,704         3,032
  Depreciation and amortization                                                52,304        40,039       104,283        78,377
                                                                           ----------    ----------    ----------    ----------
    Total expenses                                                            167,933       120,835       332,006       238,967
                                                                           ----------    ----------    ----------    ----------
Operating income                                                              116,754        88,784       226,568       173,789

Interest income                                                                   461         1,220         1,056         2,316
Interest expense                                                              (64,225)      (48,705)     (124,968)      (96,935)
Income allocated to minority interests                                        (23,111)      (15,983)      (47,804)      (29,825)
Equity in net income of unconsolidated affiliates                              21,124        15,062        43,409        28,245
                                                                           ----------    ----------    ----------    ----------
Income from continuing operations                                              51,003        40,378        98,261        77,590
Discontinued Operations:
  Income from operations                                                            -           435           292           758
  Gain on disposition                                                               -             -         4,038             -
                                                                           ----------    ----------    ----------    ----------
    Income from discontinued operations                                             -           435         4,330           758
                                                                           ----------    ----------    ----------    ----------
Net income                                                                 $   51,003    $   40,813    $  102,591    $   78,348
                                                                           ----------    ----------    ----------    ----------

Preferred Stock Dividends                                                      (6,953)       (6,117)      (13,030)      (12,234)
                                                                           ----------    ----------    ----------    ----------
Net income available to common stockholders                                $   44,050    $   34,696    $   89,561    $   66,114
                                                                           ==========    ==========    ==========    ==========

Earnings from continuing operations per share-basic                        $     0.70    $     0.55    $     1.36    $     1.06
                                                                           ==========    ==========    ==========    ==========
Earnings from continuing operations per share-diluted                      $     0.70    $     0.55    $     1.35    $     1.05
                                                                           ==========    ==========    ==========    ==========

Earnings from discontinued operations per share-basic                      $        -    $     0.01    $     0.07    $     0.01
                                                                           ==========    ==========    ==========    ==========
Earnings from discontinued operations per share-diluted                    $        -    $     0.01    $     0.07    $     0.01
                                                                           ==========    ==========    ==========    ==========

Earnings per share-basic                                                   $     0.70    $     0.56    $     1.43    $     1.07
                                                                           ==========    ==========    ==========    ==========
Earnings per share-diluted                                                 $     0.70    $     0.56    $     1.42    $     1.06
                                                                           ==========    ==========    ==========    ==========

Distributions declared per share                                           $     0.72    $     0.65    $     1.44    $     1.30
                                                                           ==========    ==========    ==========    ==========

Net income                                                                 $   51,003    $   40,813    $  102,591    $   78,348
Other comprehensive income:
  Net unrealized gains (losses) on financial instruments, net
    of minority interest                                                       (1,603)      (16,807)       (1,524)      (11,385)
  Minimum pension liability adjustment                                            136             -           (27)            -
  Equity in unrealized gains (losses) on available-for-sale
    securities of unconsolidated affiliate, net of minority interest                -             -             -           169
                                                                           ----------    ----------    ----------    ----------
Comprehensive income                                                       $   49,536    $   24,006    $  101,040    $   67,132
                                                                           ==========    ==========    ==========    ==========

The accompanying notes are an integral part of these consolidated financial statements.

                                     4 of 40

                         GENERAL GROWTH PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)

                                                                                   SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                                 2003           2002
                                                                              -----------    -----------
Cash flows from operating activities:
  Net Income                                                                  $   102,591    $    78,348
Adjustments to reconcile net income to net cash
 provided by operating activities:
  Minority interests                                                               47,804         29,825
  Equity in income of unconsolidated affiliates                                   (43,409)       (28,245)
  Provision for doubtful accounts                                                   3,513          2,897
  Distributions received from unconsolidated affiliates                            43,409         27,461
  Depreciation                                                                     96,449         74,982
  Amortization                                                                     11,912          5,395
  Gain on disposition                                                              (4,038)             -
Net Changes:
  Tenant accounts receivable                                                       (7,233)        (7,126)
  Prepaid expenses and other assets                                               (25,698)         9,794
  Increase in deferred expenses                                                   (15,717)       (10,593)
  Network discontinuance reserve                                                      (47)          (579)
  Accounts payable and accrued expenses                                            28,834         (7,597)
                                                                              -----------    -----------
    Net cash provided by (used in) operating activities                           238,370        174,562
                                                                              -----------    -----------

Cash flows from investing activities:
  Acquisition/development of real estate and improvements
   and additions to properties                                                   (554,918)      (290,151)
  Proceeds from sale of investment property                                        14,978              -
  Increase in investments in unconsolidated affiliates                            (10,323)       (25,522)
  Distributions received from unconsolidated affiliates in excess of income        65,530         12,189
  Proceeds from repayment of notes receivable for common stock purchases              563         15,162
  Loans from unconsolidated affiliates, net                                       (73,537)        23,484
  Net decrease in holdings of investments in marketable securities                    476        155,103
                                                                              -----------    -----------
    Net cash provided by (used in) investing activities                          (557,231)      (109,735)
                                                                              -----------    -----------

Cash flows from financing activities:
  Cash distributions paid to common stockholders                                  (90,167)       (80,612)
  Cash distributions paid to holders of Common Units                              (28,217)       (25,444)
  Cash distributions paid to holders of Preferred Units                           (19,904)        (7,831)
  Payment of dividends on PIERS                                                   (12,193)       (12,234)
  Proceeds from sale of common stock, net of issuance costs                        18,924          7,250
  Proceeds from issuance of Preferred Units                                             -         63,495
  Proceeds from issuance of mortgage notes and other debt payable               1,606,500              -
  Principal payments on mortgage notes and other debt payable                  (1,177,805)       (90,844)
  Increase in deferred expenses                                                   (11,902)          (196)
                                                                              -----------    -----------
    Net cash provided by (used in) financing activities                           285,236       (146,416)
                                                                              -----------    -----------

Net change in cash and cash equivalents                                           (33,625)       (81,589)
Cash and cash equivalents at beginning of period                                   53,640        160,755
                                                                              -----------    -----------
Cash and cash equivalents at end of period                                    $    20,015    $    79,166
                                                                              ===========    ===========

Supplemental disclosure of cash flow information:

  Interest paid                                                               $   118,890    $    98,227
                                                                              ===========    ===========
  Interest capitalized                                                        $     2,979    $     3,088
                                                                              ===========    ===========

Non-cash investing and financing activities:
  Common stock issued in exchange for PIERS                                   $     5,832      $       -
  Common stock issued in exchange for Operating Partnership Units                   6,158              -
  Assumption of debt in conjunction with acquisition of property                        -         52,636
  Notes receivable issued for exercised stock options                                   -          4,243
  Distributions payable                                                            73,053         63,683

The accompanying notes are an integral part of these consolidated financial statements.

                                     5 of 40

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

NOTE 1  ORGANIZATION

Readers of this quarterly report should refer to the Company's audited financial statements for the year ended December 31, 2002 which are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (Commission File No. 1-11656), as certain footnote disclosures which would substantially duplicate those contained in the 2002 annual audited financial statements have been omitted from this report. Capitalized terms used, but not defined in, this quarterly report have the same meanings as in the Company's 2002 Annual Report on Form 10-K.

GENERAL

General Growth Properties, Inc., a Delaware corporation ("General Growth"), was formed in 1986 to own and operate shopping centers. All references to the "Company" in these Notes to Consolidated Financial Statements include General Growth and those entities owned or controlled by General Growth (including the Operating Partnership and the LLC as described below), unless the context indicates otherwise. Proceeds from General Growth's April 15, 1993 initial public offering of common stock (the "Common Stock") were used to acquire a majority interest in GGP Limited Partnership (the "Operating Partnership"), which was formed to succeed to substantially all of the interests in regional mall general partnerships owned and controlled by the Company and its original stockholders. The Company conducts substantially all of its business through the Operating Partnership, which commenced operations on April 15, 1993.

As of June 30, 2003, the Company either directly or through the Operating Partnership and subsidiaries owned 100% of fifty-nine regional mall shopping centers, 100% of the Victoria Ward Assets (as defined in Note 2) and 100% of the JP Realty Assets (as defined in Note 2) (collectively, the "Wholly-Owned Centers"); 100% of the common stock of General Growth Management, Inc. ("GGMI"); 50% of the common stock of GGP/Homart, Inc. ("GGP/Homart"), 50% of the membership interests of GGP/Homart II, L.L.C. ("GGP/Homart II"), 50% of the membership interests in GGP-TRS L.L.C. ("GGP/Teachers"), 51% of the common stock of GGP Ivanhoe, Inc. ("GGP Ivanhoe"), 51% of the common stock of GGP Ivanhoe III, Inc. ("GGP Ivanhoe III"), 50% of each of two regional mall shopping centers, Quail Springs Mall and Town East Mall, and a 50% general partnership interest in Westlake Retail Associates, Ltd ("Circle T") (collectively, the "Unconsolidated Real Estate Affiliates"). The 50% interest in the twenty-two centers owned by GGP/Homart, the 50% interest in the ten centers owned by GGP/Homart II, the 50% interest in the five centers owned by GGP/Teachers, the 51% ownership interest in the two centers owned by GGP Ivanhoe, the 51% ownership interest in the eight centers owned by GGP Ivanhoe III, the 50% ownership interest in the center owned and being developed by Circle T, and the 50% ownership interest in both Quail Springs Mall and Town East Mall comprise the "Unconsolidated Centers". Together, the Wholly-Owned Centers and the Unconsolidated Centers comprise the "Company Portfolio". However, as the center being developed by Circle T is not yet operational, it has been excluded from the definition of, and the operational statistics for, the Company Portfolio.

General Growth has reserved for issuance up to 1,000,000 shares of Common Stock under the Dividend Reinvestment and Stock Purchase Plan ("DRSP"). The DRSP, in general, allows participants in the plan to make purchases of Common Stock from dividends received or additional cash investments. Although the purchase price of the Common Stock is determined by the current market price, the purchases are made without fees or commissions. General Growth has and will satisfy DRSP Common Stock purchase needs through the issuance of new shares of Common Stock or by repurchases of currently outstanding Common Stock. As of June 30, 2003, an aggregate of 106,634 shares of Common Stock has been issued under the DRSP.

During May 2000, the Operating Partnership formed GGPLP L.L.C., a Delaware limited liability company ("the LLC"), by contributing its interest in a portfolio of 44 Wholly-Owned Centers to the LLC in exchange for all of the common units of membership interest in the LLC. As of June 30, 2003, the LLC, due to subsequent

                                     6 of 40

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

acquisitions by the Company, owns 49 of the Wholly-Owned Centers. A total of 940,000 redeemable preferred units of membership interest in the LLC (the "RPUs") have been issued by the LLC. Holders of the RPUs are entitled to receive cumulative preferential cash distributions per RPU at a per annum rate of 8.95% of the $250 liquidation preference thereof (or $5.59375 per quarter) prior to any distributions by the LLC to the Operating Partnership. Subject to certain limitations, the RPUs may be redeemed in cash by the LLC for the liquidation preference amount plus accrued and unpaid distributions and may be exchanged by the holders of the RPUs for an equivalent amount of redeemable preferred stock of General Growth. Such preferred stock provides for an equivalent 8.95% annual preferred distribution and is redeemable at the option of General Growth for cash equal to the liquidation preference amount plus accrued and unpaid distributions. The RPUs outstanding at June 30, 2003 and December 31, 2002 have been reflected in the accompanying consolidated financial statements as a component of minority interest at the current total liquidation preference amount of $235,000.

In addition, 20,000 8.25% cumulative preferred units (the "CPUs") have been issued by the LLC. The holders of these CPUs are entitled to receive cumulative preferential cash distributions per CPU at a per annum rate of 8.25% of the $250 liquidation preference thereof (or $5.15625 per quarter), prior to any distributions by the LLC to the Operating Partnership. The CPUs outstanding at June 30, 2003 have been included in the accompanying consolidated financial statements as a component of minority interest at the then current total liquidation preference amount of $5,000.

As of June 30, 2003, General Growth owned an approximate 76% general partnership interest in the Operating Partnership (excluding its preferred units of partnership interest as discussed below). The remaining approximate 24% minority interest in the Operating Partnership is held by limited partners that include trusts for the benefit of the families of the original stockholders who initially owned and controlled the Company and subsequent contributors of properties to the Company. These minority interests are represented by common units of limited partnership interest in the Operating Partnership (the "Units"). The Units can be redeemed at the option of the holders for cash or, at General Growth's election with certain restrictions, for shares of Common Stock on a one-for-one basis. The holders of the Units also share equally with General Growth's common stockholders on a per share basis in any distributions by the Operating Partnership on the basis that one Unit is equivalent to one share of Common Stock.

General Growth had issued 13,500,000 Depositary Shares, each representing 1/40 of a share of 7.25% Preferred Income Equity Redeemable Stock, Series A ("PIERS"), or a total of 337,500 PIERS. During May 2003, General Growth called all of its outstanding PIERS and Depositary Shares for redemption on July 15, 2003. The Depositary Shares (and the related PIERS) were converted at the rate of .6297 shares of Common Stock per Depositary Share and therefore, a total of 4,180,062 shares of Common Stock were issued on July 15, 2003 as a result of this redemption. In order to enable General Growth to comply with its obligations with respect to the PIERS, General Growth owned preferred units of limited partnership interest in the Operating Partnership (the "Preferred Units") which had rights, preferences and other privileges, including distribution, liquidation, conversion and redemption rights, that mirrored those of the PIERS. Accordingly, the Operating Partnership was required to make all required distributions on the Preferred Units prior to any distribution of cash or assets to the holders of the Units. The Depositary Shares had been convertible at any time, at the option of the holder, into shares of Common Stock at the rate of .6297 shares of Common Stock per Depositary Share. Although no Depositary Shares had been converted at December 31, 2002, at June 30, 2003 holders of approximately 233,292 Depositary Shares had elected to convert to, and such Depositary Shares were converted to, Common Stock. Holders of an additional 6,628,508 Depositary Shares elected to convert to Common Stock through July 14, 2003. A total of 4,320,833 shares of Common Stock were issued as a result of such voluntary conversions. The PIERS and the Depositary Shares had been subject to mandatory redemption by General Growth on July 15, 2008 at a price of $1,000 per PIERS, plus accrued and unpaid dividends, if any, to the redemption date. Accordingly, the PIERS were reflected in the accompanying consolidated financial statements at such liquidation or redemption value. At June 30, 2003, and December

                                     7 of 40

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

31, 2002, 100% of the outstanding Preferred Units (331,668 and 337,500, respectively), were owned by General Growth.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported revenues and expenses during the reporting period. For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, allocations of purchase price to acquired assets and liabilities, recoverable amounts of receivables and deferred taxes and amortization periods of deferred costs and intangibles. Actual results could differ from those estimates.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position of the Company as of June 30, 2003 and the results of operations for the three and six months ended June 30, 2003 and 2002 and cash flows for the six months ended June 30, 2003 and 2002 have been included. The results for the interim periods ended June 30, 2003 and 2002 are not necessarily indicative of the results to be obtained for the full fiscal year.

Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

EARNINGS PER SHARE ("EPS")

Basic per share amounts are based on the weighted average of common shares outstanding of 62,735,352 for 2003 and 62,058,449 for 2002. Diluted per share amounts are based on the total weighted average number of common shares and dilutive securities (such as stock options) outstanding of 62,949,706 for 2003 and 62,192,722 for 2002. However, certain options outstanding were not included in the computation of diluted earnings per share either because the exercise price of the stock options was higher than the average market price of the Common Stock for the applicable periods and therefore, the effect would be anti-dilutive or because the conditions which must be satisfied prior to the issuance of any such shares were not achieved during the applicable periods. The effect of the issuance of the PIERS is anti-dilutive with respect to the Company's calculation of diluted earnings per share for the three and six months ended June 30, 2003 and 2002 and therefore has been excluded. The outstanding Units have also been excluded from the Company's calculation of diluted earnings per share as there would be no net effect on the reported EPS amounts since the minority interests' share of income would also be added back to net income.

                                     8 of 40

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

The following are the reconciliations of the numerators and denominators of the basic and diluted EPS.

                                                              Three Months Ended                     Six Months Ended
                                                                   June 30,                               June 30,
                                                           2003               2002               2003                2002
                                                    ----------------    ----------------    ----------------    ----------------
                                                    Basic + Dilutive    Basic + Dilutive    Basic + Dilutive    Basic + Dilutive
                                                    ----------------    ----------------    ----------------    ----------------
Numerators:
Income from continuing operations                   $         51,003    $         40,378    $         98,261    $         77,590
  Dividends on PIERS                                          (6,953)             (6,117)            (13,030)            (12,234)
                                                    ----------------    ----------------    ----------------    ----------------

  Income (loss) available to common stockholders              44,050              34,261              85,231              65,356
  Discontinued operations                                          -                 435               4,330                 758
                                                    ----------------    ----------------    ----------------    ----------------
Net income (loss) available to common
 stockholders - for basic and diluted EPS           $         44,050    $         34,696    $         89,561    $         66,114
                                                    ================    ================    ================    ================

Denominators:
Weighted average common shares
 outstanding (in thousands) - for basic EPS                   62,874              62,138              62,735              62,059
Effect of dilutive securities - options                          254                 156                 215                 134
                                                    ----------------    ----------------    ----------------    ----------------
Weighted average common shares
 outstanding (in thousands) - for diluted EPS                 63,128              62,294              62,950              62,193
                                                    ================    ================    ================    ================

NOTES RECEIVABLE - OFFICERS

During 1998, the Company made available to certain officers the ability to issue promissory notes in connection with their exercise of options to purchase shares of the Company's Common Stock. From April 9, 1998 to April 29, 2002 an aggregate of $26,956 in advances were made to such officers in connection with their exercise of options to purchase an aggregate of 915,000 shares of Common Stock.

As of April 30, 2002, the Company's Board of Directors terminated the availability of loans to officers to exercise options on the Common Stock. In conjunction with this decision, the Company and the officers restructured the terms of the promissory notes, including the approximately $2,823 previously advanced in the form of income tax withholding payments made by the Company on behalf of such officers. Each of the officers repaid no less than 60% of the principal and 100% of the interest due under such officer's note as of April 30, 2002 and the remaining amounts, approximately $10,141 as of April 30, 2002, were represented by amended and restated promissory notes. These amended and restated, fully recourse notes are payable in monthly installments of principal and interest (at a market rate which varies monthly computed at LIBOR (1.12% at June 30, 2003) plus 125 basis points per annum) until fully repaid in May 2009 (or within 90 days of the officer's separation from the Company, if earlier). In October 2002, a voluntary prepayment of approximately $500 was received from one of the officers. As of June 30, 2003, the current outstanding balance under the promissory notes was $8,071, including approximately $861 relating to income tax withholding payments which have been reflected in prepaid expenses and other assets.

REVENUE RECOGNITION

Minimum rent revenues are recognized on a straight-line basis over the term of the related leases. As of June 30, 2003, approximately $68,924 has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant accounts receivable, net in the accompanying consolidated financial statements. Also included in consolidated minimum rents for the six months ended June 30, 2003 is approximately $6,656 of accretion related to the below-market leases at properties acquired as provided by SFAS 141 and 142. In addition, amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates have been included in minimum rents. Such termination income was approximately $5,561 and $3,924, respectively, for the six months ended June 30, 2003 and 2002. Overage rents are recognized on an accrual basis once tenant sales revenues exceed contractual tenant lease

                                     9 of 40

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

thresholds. Recoveries from tenants computed as a formula related to taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable costs are incurred. The Company provides an allowance for doubtful accounts against the portion of accounts receivable which is estimated to be uncollectible. Such allowances are reviewed periodically based upon the recovery experience of the Company. Fees recognized by the Company in the six months ended June 30, 2003 and 2002 from its Unconsolidated Real Estate Affiliates for services performed for the Unconsolidated Centers were $36,944 and $29,091, respectively.

COMPREHENSIVE INCOME

Comprehensive income is a more inclusive financial reporting methodology that encompasses net income and all other changes in equity except those resulting from investments by and distributions to equity holders. Included in comprehensive income but not net income are unrealized gains or losses on marketable securities classified as available-for-sale and unrealized gains or losses on financial instruments designated as cash flow hedges (Note 4). Also included in comprehensive income for the six months ended June 30, 2003, is approximately $27 representing the 2003 change in the fair value of plan assets relating to a frozen pension plan of Victoria Ward assumed by the Company upon acquisition (Note 2). In addition, one of the Company's unconsolidated affiliates received common stock of a large, publicly traded real estate company as part of a 1998 transaction. Cumulative net unrealized losses on such securities through December 31, 2001 were $169, net of minority interest and were reflected as accumulated equity in other comprehensive loss of unconsolidated affiliate. During the three months ended March 31, 2002, all holdings of such stock were sold and the remaining cumulative unrealized losses pertaining to such stock holdings were realized.

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

STOCK INCENTIVE PLANS

General Growth has incentive stock plans to attract and retain officers and key employees. During 2003, the 1993 Stock Incentive Plan expired as provided by its terms. Accordingly, the Company, as approved in May 2003 at the annual meeting of its stockholders, established a new incentive stock plan (the "2003 Incentive Stock Plan") to replace the 1993 Stock Incentive Plan. The terms of the 2003 Incentive Stock Plan are similar to those of the 1993 Stock Incentive Plan but provide for the issuance of up to 3,000,000 shares of Common Stock pursuant to the plan. These plans provide for stock and option grants to employees in the form of restricted and unrestricted stock grants, options that vest generally over a fixed period of time (generally, grants pursuant to the 2003 Incentive Stock Plan and the 1993 Stock Incentive Plan) and in the form of threshold-vesting stock options ("TSOs") (generally, grants pursuant to the 1998 Incentive Plan). The exercise price of the TSOs to be granted to a participant will be the Fair Market Value ("FMV") of a share of Common Stock on the date the TSO is granted. The threshold price (the "Threshold Price") which must be achieved in order for the TSO to vest will be determined by multiplying the FMV on the date of grant by the Estimated Annual Growth Rate (currently set at 7%) and compounding the product over a five-year period. Shares of the Common Stock must achieve and sustain the Threshold Price for at least 20 consecutive trading days at any time over the five years following the date of grant in order for the TSO to vest. All TSOs granted will have a term of 10 years but must vest within 5 years of the grant date in order to avoid forfeiture.

                                    10 of 40

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

The following is a summary of the TSOs that have been awarded as of June 30, 2003:

                                                                   TSO GRANT YEAR
                                            2003          2002           2001           2000          1999
                                        -----------    -----------    -----------    -----------    -----------
Exercise price                          $     50.31    $     40.74    $     34.73    $     29.97    $     31.69
Threshold Vesting
  Stock Price                           $     70.56    $     57.13    $     48.70    $     42.03    $     44.44
Fair value of options on grant date     $      3.94    $      3.38    $      2.21    $      1.49    $      1.36
Original Grant Shares                       300,000        259,675        329,996        304,349        313,964
Forfeited at June 30, 2003                  (15,739)       (39,242)       (46,457)       (71,142)       (93,995)
Vested and exchanged for cash
  at June 30, 2003                                -       (155,603)      (198,772)      (176,196)      (153,541)
Vested and exercised at June 30, 2003             -        (16,630)       (47,586)       (49,000)       (49,649)
                                        -----------    -----------    -----------    -----------    -----------
1998 Incentive Plan TSOs outstanding
  at June 30, 2003                          284,261         48,200         37,181          8,011         16,779
                                        ===========    ===========    ===========    ===========    ===========

On March 22, 2002, the TSOs that were granted in 2000 vested. On March 25, 2002 the Company extended a limited opportunity to employees with vested TSOs to exchange such options directly for cash (computed as the net proceeds the employee would have received had he or she exercised the options and then immediately sold the resulting stock). In addition, on April 29, 2002, on September 20, 2002 and on June 3, 2003, the TSOs granted in 1999, 2001 and 2002, respectively, vested. Immediately following each vesting event additional limited exchange opportunities to employees with previously vested TSOs were extended. As a result of the vesting of the TSOs and the exchange opportunities, the Company has recorded additional compensation expense of approximately $3,745 and $7,100, respectively, for the three and six months ended June 30, 2002 and approximately $4,892 for the three and six months ended June 30, 2003.

                                    11 of 40

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

During the second quarter of 2002, the Company elected to adopt the fair value based employee stock-based compensation expense recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), prospectively. The Company had previously applied the intrinsic value based expense recognition provisions set forth in APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123 states that the adoption of the fair value based method is a change to a preferable method of accounting. The transition rules for adoption of SFAS 123 provide that prior grants of options, whether from the Company's 1993 Stock Incentive Plan (now expired) or the 1998 Incentive Plan, are accounted for under APB 25. Had compensation costs for such prior grants of options been recorded under SFAS 123, the Company's net income available to common stockholders and earnings per share would have been reduced to the proforma amounts as follows:

                                                 THREE MONTHS ENDED JUNE 30,       SIX MONTHS ENDED JUNE 30,
                                                  2003             2002              2003              2002
                                               -------------    -------------    -------------    -------------
Net income available to common
  stockholders as reported                     $      44,050    $      34,680    $      89,561    $      66,114
  Add: stock-based compensation
    expense recorded for all options granted           4,622                -            5,799            3,371
  Deduct: stock-based compensation
    expense for all options using SFAS 123            (4,679)             (85)          (5,913)          (3,540)
                                               -------------    -------------    -------------    -------------
  Pro Forma                                    $      43,993    $      34,595    $      89,447    $      65,945
                                               =============    =============    =============    =============

Earnings per share - basic
  As Reported                                  $        0.70    $        0.56    $        1.43    $        1.07
  Pro Forma                                    $        0.70    $        0.55    $        1.43    $        1.06

Earnings per share - diluted
  As Reported                                  $        0.70    $        0.55    $        1.42    $        1.06
  Pro Forma                                    $        0.70    $        0.55    $        1.42    $        1.06

                                    12 of 40

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

                                    13 of 40

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

On April 30, 2003, the Company acquired Peachtree Mall, an approximately 811,000 square foot enclosed regional mall located in Columbus, Georgia. The purchase price was approximately $87,600, which was paid at closing with an acquisition loan of approximately $53,000 (bearing interest at a rate per annum of LIBOR plus 85 basis points and maturing in April 2008, assuming all no-cost extension options are exercised) and the balance from cash on hand and amounts borrowed under the Company's credit facilities (Note 4).

On June 11, 2003, the Company acquired Saint Louis Galleria, an enclosed mall in St. Louis, Missouri. The aggregate consideration paid for Saint Louis Galleria was approximately $235,000 (subject to certain prorations and adjustments). The consideration was paid from cash on hand, including proceeds from refinancings of existing long-term debt and an approximately $176,000 acquisition loan which initially bears interest at LIBOR plus 105 basis points. After October 2003, depending upon certain factors, the interest rate spread on the loan could vary from 85 basis points to 165 basis points. The loan requires monthly payments of interest only, is scheduled to mature in October 2005, and is subject to three one-year, no-cost extension options.

On June 12, 2003, the Company acquired Coronado Center, an enclosed mall in Albuquerque, New Mexico. The aggregate consideration paid for Coronado Center was approximately $175,000 (subject to certain prorations and adjustments). The consideration was paid in the form of cash borrowed under an existing unsecured revolving credit facility and an approximately $131,000 acquisition loan which initially bears interest at LIBOR plus 85 basis points. After October 2003, depending upon certain factors, the interest rate spread on the loan could vary from 90 basis points to 195 basis points. The loan requires monthly payments of interest only, is scheduled to mature in October 2005, and is subject to three one-year, no-cost extension options.

All acquisitions completed through June 30, 2003 were accounted for utilizing the purchase method and accordingly, the results of operations are included in the Company's results of operations from the respective dates of acquisition. The Company has used estimates of future cash flows and other valuation techniques to allocate the purchase price of acquired property between land, buildings and improvements, equipment and other identifiable debit and credit intangibles such as lease origination costs and acquired below-market leases. This allocation has resulted in the recognition upon acquisition of additional consolidated intangible assets (acquired in-place lease origination costs) and liabilities (acquired below-market leases) relating to the Company's 2003 real estate purchases of approximately $6,107 and $15,388, respectively. These intangible assets and liabilities, and similar assets and liabilities from the Company's 2002 acquisitions including those by

                                    14 of 40

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

the Unconsolidated Real Estate Affiliates, are being amortized over the terms of the acquired leases which resulted in additional 2003 net income, including the Company's share of such items from its Unconsolidated Real Estate Affiliates, of approximately $3,100. Due to existing contacts and relationships with tenants at its currently owned properties and at properties currently managed for others, no value has been ascribed to the tenant relationships which exist at the properties acquired in 2003.

On July 1, 2003, the Company, through the Operating Partnership, acquired the 49% ownership interest in GGP Ivanhoe III which was held by the Company's joint venture partner (an affiliate of Ivanhoe Cambridge, Inc. of Montreal, Canada ("Ivanhoe")), thereby increasing the Company's ownership interest to a full 100%. Concurrently with this transaction, a new joint venture, GGP Ivanhoe IV, Inc., ("GGP Ivanhoe IV") was created between the Operating Partnership and Ivanhoe to own Eastridge Mall, which previously had been owned by GGP Ivanhoe
III. No gain or loss will be recognized on the transfer of Eastridge Mall by GGP Ivanhoe III. The Company's ownership interest in GGP Ivanhoe IV is 51% and Ivanhoe's ownership interest is 49%. The aggregate consideration for the 49% ownership interest in Ivanhoe III was approximately $459,000 (subject to certain prorations and adjustments). Approximately $268,000 of existing mortgage debt was assumed in connection with this acquisition with the balance of the aggregate consideration, or approximately $191,000, being funded using a combination of proceeds from the refinancing of existing long-term debt and new mortgage loans on previously unencumbered properties.

DEVELOPMENTS

The Company has an ongoing program of renovations and expansions at its properties including significant projects currently under construction or recently completed at Tucson Mall in Tucson, Arizona, Alderwood Mall in Lynnwood (Seattle), Washington (owned by GGP/Homart) and Fallbrook Mall in West Hills (Los Angeles), California.

During 1999, the Company formed the Circle T joint venture to develop a regional mall in Westlake (Dallas), Texas as further described in Note 3 below. As of June 30, 2003, the Company had invested approximately $18,044 in the joint venture. The Company is currently obligated to fund additional pre-development costs of approximately $658. Total development costs are not finalized or committed but are anticipated to be funded from a construction loan that is expected to be obtained. The retail site, part of a planned community which is expected to contain a resort hotel, a golf course, luxury homes and corporate offices, is currently planned to contain up to 1.3 million square feet of tenant space including up to six anchor stores, an ice rink and a multi-screen theater. The construction project is currently anticipated to be completed in 2005.

On September 23, 2002, the Company commenced construction of the Jordan Creek Town Center on a 200 acre site in West Des Moines, Iowa. As of June 30, 2003, the Company had invested approximately $36,734 in the project, including land costs. Total development costs are estimated to be approximately $200,000 and are anticipated to be funded from operating cash flow, current unsecured revolving credit facilities and/or a future project loan. At completion, currently scheduled for August 2004, the regional mall is planned to contain up to two million square feet of tenant space with up to three anchor stores, a hotel and an amphitheater.

The Company also owns and/or is investigating certain other potential development sites (representing a net investment of approximately $21,163), including sites in Toledo, Ohio and South Sacramento, California but there can be no assurance that development of these sites will proceed.

                                    15 of 40

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

NOTE 3  INVESTMENTS IN AND LOANS FROM UNCONSOLIDATED REAL ESTATE AFFILIATES

GGP/HOMART

The Company holds a 50% interest in GGP/Homart with the remaining ownership interest held by New York State Common Retirement Fund ("NYSCRF"), the Company's co-investor in GGP/Homart II (described below). At June 30, 2003, GGP/Homart owned interests in twenty-two regional shopping malls, three of which were owned jointly with venture partners. During August 2002, as approved by NYSCRF, GGP/Homart sold the Prince Kuhio Plaza to the Company (Note 2). GGP/Homart has elected to be taxed as a REIT for income tax purposes. The Company shares in the profits and losses, cash flows and other matters relating to GGP/Homart in accordance with its 50% ownership percentage. NYSCRF has an exchange right under the GGP/Homart Stockholders Agreement which permits it to convert its ownership interest in GGP/Homart to shares of Common Stock of General Growth. If such exchange right is exercised, the Company may, at its election, alternatively satisfy such exchange in cash.

GGP/HOMART II

In November 1999, the Company, together with NYSCRF, formed GGP/Homart II, a Delaware limited liability company which is owned equally by the Company and NYSCRF. At June 30, 2003, GGP/Homart II owns ten regional shopping malls, one of which was acquired in March 2001 and two of which were acquired in the fourth quarter of 2002. The remaining seven properties were contributed to GGP/Homart II by the Company or NYSCRF as part of their initial contributions. Certain of these seven malls were contributed subject to existing financing, as modified by certain replacement financing ("Retained Debt"), in order to balance the net equity values of the malls contributed by each of the venture partners. Such contribution arrangements between the Company and NYSCRF have the effect of the Company having an additional contingent obligation to fund any shortfalls GGP/Homart II may incur if the non-recourse debt (approximately $165,607 at June 30, 2003 with a current maturity of January 2007 assuming all no-cost extension options are exercised) related to Natick Mall is not funded by proceeds from any subsequent sales or refinancing of Natick Mall. In 2001, in connection with the refinancing of Montclair Plaza, NYSCRF's only remaining Retained Debt obligations were satisfied. According to the membership agreement between the venture partners, the Company and NYSCRF share in the profits and losses, cash flows and other matters relating to GGP/Homart II in accordance with their respective 50% ownership percentages.

On closing of the GGP MPTC financing (as defined and described in Note 4), approximately $190,000 of the proceeds attributable to GGP/Homart and GGP/Homart II were loaned, rather than distributed, approximately $95,000 to each of the Operating Partnership and NYSCRF. The GGP/Homart loan to the Operating Partnership of approximately $16,596 was repaid in October 2002. The $78,400 loan by GGP/Homart II to the Operating Partnership currently bears interest at a rate per annum of LIBOR plus 135 basis points on the remaining outstanding balance of approximately $11,387 and is now scheduled to mature on March 31, 2005. During May 2002, an additional $84,000 was loaned by GGP/Homart II to the Operating Partnership and NYSCRF, in the ratio of their respective ownership interests. The $42,000 of loans to the Operating Partnership were comprised of $24,000 by GGP/Homart and $18,000 by GGP/Homart II. During April 2003, the GGP/Homart loan was repaid. The GGP/Homart II loan currently bears interest at a rate per annum of LIBOR plus 135 basis points on the remaining outstanding balance of approximately $18,080 and matures on March 31, 2005. The Operating Partnership anticipate repayment of these loans from future operating distributions from GGP/Homart II.

GGP/TEACHERS

On August 26, 2002, the Company formed GGP/Teachers, a new joint venture owned 50% by the Company and 50% by Teachers' Retirement System of the State of Illinois ("Illinois Teachers"). Upon formation of

                                    16 of 40

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

In addition, on December 19, 2002, Florence Mall in Florence, Kentucky was acquired by GGP/Teachers for a purchase price of approximately $97,000 including a new $60,000 mortgage loan with an initial tem of two years, that bears interest at a rate per annum of LIBOR plus 89 basis points and matures in January 2008 (assuming the exercise of two no-cost extension options of eighteen months each).

GGP IVANHOE III

At June 30, 2003, GGP Ivanhoe III owned 100% interests in eight regional shopping malls. GGP Ivanhoe III, which had elected to be taxed as a REIT, was owned 51% by the Company and 49% by Ivanhoe, which is also the Company's joint venture partner in GGP Ivanhoe (described below). The Company and Ivanhoe shared in the profits and losses, cash flows and other matters relating to GGP Ivanhoe III in accordance with their respective ownership percentages except that certain major operating and capital decisions (as defined in the stockholders' agreement) required the approval of both stockholders. Accordingly, the Company was accounting for GGP Ivanhoe III using the equity method.

On July 1, 2003, as described in Note 2, the Company completed a transaction to acquire the 49% ownership interest in GGP Ivanhoe III previously held by Ivanhoe, bringing the Company's ownership to a full 100%. Concurrent with this transaction, ownership of one mall (Eastridge Mall) was transferred to GGP Ivanhoe IV, a new joint venture owned 51% by the Company and 49% by Ivanhoe. Accordingly, GGP Ivanhoe III, which as of July 1, 2003 holds a 100% ownership in seven enclosed regional malls, will be fully consolidated in the Company's subsequent consolidated financial statements and GGP Ivanhoe IV, the owner of the Eastridge Mall, will be an Unconsolidated Real Estate Affiliate.

GGP IVANHOE

GGP Ivanhoe owns The Oaks Mall in Gainesville, Florida and Westroads Mall in Omaha, Nebraska. The Company owns a 51% ownership interest in GGP Ivanhoe and Ivanhoe owns the remaining 49% ownership interest. The terms of the stockholders' agreement are similar to those of the GGP Ivanhoe III stockholders' agreement.

TOWN EAST MALL / QUAIL SPRINGS MALL

The Company owns a 50% interest in Town East Mall, located in Mesquite, Texas and a 50% interest in Quail Springs Mall in Oklahoma City, Oklahoma. The Company shares in the profits and losses, cash flows and other matters relating to Town East Mall and Quail Springs Mall in accordance with its ownership percentage.

                                    17 of 40

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

CIRCLE T

The Company, through a wholly-owned subsidiary, owns a 50% general partnership interest in Westlake Retail Associates, Ltd. ("Circle T"). AIL Investment, LP, an affiliate of Hillwood Development Company, ("Hillwood") is the limited partner of Circle T. Circle T is currently developing the Circle T Ranch Mall, a regional mall in Dallas, Texas, scheduled for completion in 2005. Development costs are expected to be funded by a construction loan to be obtained by the joint venture and capital contributions by the joint venture partners. As of June 30, 2003, the Company has made contributions of approximately $18,044 to the project for pre-development costs and Hillwood has contributed approximately $11,170, mostly in the form of land costs and related pre-development costs. As certain major decisions concerning Circle T must be made jointly by the Company and Hillwood, the Company is accounting for Circle T using the equity method.

                                    18 of 40

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

SUMMARIZED FINANCIAL INFORMATION OF UNCONSOLIDATED REAL ESTATE AFFILIATES

The following is summarized financial information for the Company's Unconsolidated Real Estate Affiliates as of June 30, 2003 and December 31, 2002 and for the periods ended June 30, 2003 and 2002.

BALANCE SHEETS - UNCONSOLIDATED REAL ESTATE AFFILIATES

                                                               JUNE 30, 2003       DECEMBER 31, 2002
                                                            ------------------    ------------------
    Assets
        Land                                                $          583,971    $          558,748
        Buildings and equipment                                      5,468,068             5,425,522
        Less accumulated depreciation                                 (655,501)             (558,148)
        Developments in progress (*)                                   113,057                59,213
                                                            ------------------    ------------------
          Net property and equipment                                 5,509,595             5,485,335
        Investment in unconsolidated joint ventures                     12,047                12,520
                                                            ------------------    ------------------
          Net investment in real estate                              5,521,642             5,497,855
        Cash and cash equivalents                                      129,197               241,707
        Marketable securities                                                -                   523
        Tenant accounts receivable, net                                 97,387                91,586
        Deferred expenses, net                                          67,465                60,614
        Prepaid expenses and other assets                               66,633                70,593
                                                            ------------------    ------------------
        Total assets                                        $        5,882,324    $        5,962,878
                                                            ==================    ==================

    Liabilities and Stockholders' Equity
        Mortgage notes and other debt payable               $        3,981,668    $        4,074,025
        Accounts payable and accrued expenses                          262,007               289,535
                                                            ------------------    ------------------
                                                                     4,243,675             4,363,560
    Stockholders' Equity                                             1,638,649             1,599,318
                                                            ------------------    ------------------
        Total liabilities and stockholders' equity          $        5,882,324    $        5,962,878
                                                            ==================    ==================

(*) At June 30, 2003 and December 31, 2002, amounts reflected as development in progress includes approximately $29,214 and $28,563, respectively, of assets of the Circle T joint venture.

                                    19 of 40

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

STATEMENTS OF OPERATIONS - UNCONSOLIDATED REAL ESTATE AFFILIATES

                                                                 THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                      JUNE 30,                     JUNE 30,
                                                                  2003          2002          2003          2002
                                                               ----------    ----------    ----------    ----------
Revenues:
    Minimum rents                                              $  145,007    $  109,165    $  290,074    $  216,441
    Tenant recoveries                                              73,468        52,528       145,967       105,770
    Overage rents                                                   2,247         1,676         4,173         3,894
    Other                                                           2,437         2,531         4,932         3,931
                                                               ----------    ----------    ----------    ----------
        Total revenues                                            223,159       165,900       445,146       330,036

Expenses:
    Real estate taxes                                              21,414        15,743        42,615        31,682
    Repairs and maintenance                                        16,514        12,524        33,525        24,850
    Marketing                                                       7,337         3,654        14,775         7,722
    Other property operating costs                                 31,964        22,660        61,244        45,518
    Provision for doubtful accounts                                   939           655         1,301         2,107
    Property management and other costs                            12,163         9,308        24,764        18,987
    General and administrative                                      1,031            91         1,273           278
    Depreciation and amortization                                  44,537        32,271        87,095        63,845
                                                               ----------    ----------    ----------    ----------
        Total expenses                                            135,899        96,906       266,592       194,989

Operating income                                                   87,260        68,994       178,554       135,047
Interest income                                                     1,656         3,630         2,755         7,223
Interest expense                                                  (45,773)      (40,167)      (93,313)      (80,436)
Equity in income of unconsolidated joint ventures                     668         1,021         1,731         1,874
                                                               ----------    ----------    ----------    ----------
Net Income                                                     $   43,811    $   33,478    $   89,727    $   63,708
                                                               ==========    ==========    ==========    ==========

NOTE 4  MORTGAGE NOTES AND OTHER DEBT PAYABLE

Mortgage notes and other debt payable reflected in the accompanying consolidated balance sheets at June 30, 2003 and December 31, 2002 consisted of the following:

                                             JUNE 30, 2003    DECEMBER 31, 2002
  Fixed-Rate debt:
     Mortgage notes payable                  $   3,045,211    $       2,523,701

  Variable-Rate debt*:
     Mortgage notes payable                      1,189,295            1,472,310
     Credit facilities and bank loans              786,500              596,300
                                             -------------    -----------------

     Total Variable-Rate debt                    1,975,795            2,068,610
                                             -------------    -----------------

     Total                                   $   5,021,006    $       4,592,311
                                             =============    =================

* The Company has entered into certain cash flow hedges as described below related to a portion of this variable rate debt. The effect of these arrangements has not been reflected in the above segregation of variable versus fixed-rate debt.

                                    20 of 40

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

FIXED RATE DEBT
MORTGAGE NOTES AND OTHER DEBT PAYABLE

Mortgage notes and other debt payable consist primarily of fixed rate non-recourse notes collateralized by individual or groups of properties or equipment. Also included in mortgage notes and other debt payable are $100,000 of ten-year senior unsecured notes, bearing interest at a fixed rate of 7.29% per annum, which were issued by PDC in March 1998 and were assumed by the Company in conjunction with the acquisition of JP Realty (Note 2). Interest payments on these notes are due semi-annually on March 11 and September 11 of each year and principal payments of $25,000 are due annually beginning March 2005. The fixed rate notes bear interest ranging from 1.81% to 10.00% per annum (weighted average of 6.42% per annum), and require monthly payments of principal and/or interest. Certain properties are pledged as collateral for the related mortgage notes. Substantially all of the mortgage notes at June 30, 2003 are non-recourse to the Company. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium or a percentage of the loan balance. Certain loans have cross-default provisions and are cross-collateralized. Under certain cross-default provisions, a default under any mortgage notes included in a cross-defaulted package may constitute a default under all such mortgage notes and may lead to acceleration of the indebtedness due on each property within the collateral package. In general, the cross-defaulted properties are under common ownership. However, GGP Ivanhoe debt collateralized by two GGP Ivanhoe centers (totaling $125,000) is cross-defaulted and cross-collateralized with debt (totaling $435,000) collateralized by eleven Wholly-Owned Centers.

VARIABLE RATE DEBT
MORTGAGE NOTES AND OTHER DEBT PAYABLE

Variable rate mortgage notes and other debt payable at June 30, 2003 consist primarily of $480,526 of collateralized mortgage-backed securities, $618,500 of mortgage notes secured by individual properties, and $768,500 of unsecured debt of which $644,000 is outstanding under the Company's 2003 Credit Facility as described below. Approximately $590,000 of the variable rate debt is currently subject to fixed rate swap agreements as described below. The loans bear interest at a rate per annum equal to LIBOR plus 60 to 250 basis points.

COMMERCIAL MORTGAGE-BACKED SECURITIES

In early December 2001, the Operating Partnership and certain Unconsolidated Real Estate Affiliates completed the placement of $2,550,000 of non-recourse commercial mortgage pass-through certificates (the "GGP MPTC"). At inception, the GGP MPTC was collateralized by 27 malls and one office building, including 19 malls owned by certain Unconsolidated Real Estate Affiliates. During February 2003, GGP/Homart repaid approximately $65,000 and the West Oaks Mall was removed from the collateralized group of properties. During June 2003, the Company also repaid and removed an additional five properties from the collateralized group of properties. Approximately $123,000 was repaid for Boulevard Mall, approximately $55,000 was repaid for West Valley Mall, approximately $174,000 was repaid for Mayfair Mall, approximately $101,000 was repaid for Valley Plaza Mall and approximately $89,000 was repaid for Regency Square Mall. All amounts repaid include a previously negotiated pay-down premium (ranging from 5% to 25% of the applicable allocated principal balance) to secure the release of the property from the collateralized group of properties. The GGP MPTC is comprised of both variable rate and fixed rate notes which require monthly payments of principal and interest. The certificates represent beneficial interests in three loan groups made by three sets of borrowers (GGP/Homart-GGP/Homart II, Wholly-Owned and GGP Ivanhoe III). The original principal amount of the GGP MPTC was comprised of $1,235,000 attributed to the Operating Partnership, $900,000 to GGP/Homart and GGP/Homart II and $415,000 to GGP Ivanhoe III. The three loan groups are comprised of variable rate notes with a 36 month initial maturity (with two no cost 12 month no-cost extension options), variable rate notes with a 51 month initial maturity (with two no cost 18 month no-cost extension options) and fixed rate notes with a

                                    21 of 40

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

five year maturity. The 36 month variable rate notes bear interest at rates per annum ranging from LIBOR plus 60 to 235 basis points (weighted average equal to 79 basis points), the 51 month variable rate notes bear interest at rates per annum ranging from LIBOR plus 70 to 250 basis points (weighted average equal to 103 basis points) and the five year fixed rate notes bear interest at rates per annum ranging from approximately 5.01% to 6.18% (weighted average equal to 5.38%). The no-cost extension options with respect to the variable rate notes are subject to obtaining extensions of the interest rate protection agreements which were required to be obtained in conjunction with the GGP MPTC. The GGP MPTC yielded approximately $470,000 of net proceeds (including amounts attributed to the Unconsolidated Real Estate Affiliates) which were utilized for other loan repayments and temporary investments in cash equivalents and marketable securities. On closing of the GGP MPTC financing, approximately $94,996 of such proceeds attributable to GGP/Homart and GGP/Homart II were loaned to the Operating Partnership. The $16,596 loan by GGP/Homart was repaid by the Operating Partnership in October 2002. The $78,400 loan by GGP/Homart II currently bears interest at a rate per annum of LIBOR plus 135 basis points on the remaining outstanding balance. Although the loan is currently scheduled to mature on March 31, 2005 (Note 3), the Operating Partnership currently expects to repay this loan in full by the end of 2004.

Concurrent with the issuance of the certificates, the Company purchased interest rate protection agreements (structured to limit the Company's exposure to interest rate fluctuations), and simultaneously an equal amount of interest rate protection agreements were sold to fully offset the effect of these agreements and to recoup a substantial portion of the cost of such agreements. Further, to achieve a more desirable balance between fixed and variable rate debt, the Company initially entered into $666,933 of swap agreements. Approximately $575,000 of such swap agreements were with independent financial services firms and approximately $91,933 was with GGP Ivanhoe III to provide Ivanhoe with only variable rate debt. The notional amounts of such swap agreements decline over time to an aggregate of $25,000 at maturity of the 51 month variable rate loans (assuming both 18 month no-cost extension options are exercised). The swap agreements convert the related variable rate debt to fixed rate debt currently bearing interest at a weighted average rate of 5.10% per annum. Such swap agreements have been designated as hedges of related variable rate debt. As of July 1, 2003, in conjunction with the acquisition of the remaining 49% of GGP Ivanhoe III, the swap agreements between the Company and GGP Ivanhoe III were cancelled (Note 2).

The Company's only hedging activities are the cash flow hedges represented by its interest rate cap and swap agreements relating to its commercial mortgage-backed securities as described above. These agreements either place a limit on the effective rate of interest the Company will bear on such variable rate obligations or fix the effective interest rate on such obligations to a certain rate. The Company has concluded that these agreements are highly effective in achieving its objective of reducing its exposure to variability in cash flows relating to these variable rate obligations in any interest rate environment for loans subject to swap agreements and for loans with related cap agreements, when LIBOR rates exceed the strike rates of the agreements. However, current accounting standards also require that the Company fair value the interest rate cap and swap agreements as of the end of each reporting period. In conjunction with the GGP MPTC financing, certain caps were purchased and sold. These purchased and sold caps do not qualify for hedge accounting and changes in the fair values of these agreements are reflected in interest expense. Finally, certain interest rate swap agreements were entered into with the objective of fixing the interest rates on the Company's variable rate financing. These swap agreements have been designated as cash flow hedges on $590,269 of the Company's consolidated variable rate debt. For the six months ended June 30, 2003, the Company has recorded approximately $1,524 of other comprehensive loss due to declines in the current fair value of such swap agreements.

                                    22 of 40

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

CREDIT FACILITIES

In conjunction with the acquisition of JP Realty, an existing $200,000 unsecured credit facility (the "PDC Credit Facility") with a balance of approximately $120,000 was assumed. At December 31, 2002, approximately $130,000 was outstanding on the PDC Credit Facility, all of which was repaid in 2003 primarily from the proceeds from a new credit facility obtained in April 2003 described below. The PDC Credit Facility had a scheduled maturity of July 2003 and bore interest at the option of the Company at (i) the higher of the federal funds rate plus 50 basis points or the prime rate of Bank One, NA, or (ii) LIBOR plus a spread of 85 to 145 basis points as determined by PDC's credit rating.

In April 2003, the Company reached an agreement with a group of banks to establish a new revolving credit facility and term loan (the "2003 Credit Facility") with initial borrowing availability of approximately $779,000 (which may potentially be increased to approximately $1,000,000). At closing, approximately $619,000 was borrowed under the 2003 Credit Facility, which has a term of three years and provides for partial amortization of the principal balance of the term loan in the second and third years. The proceeds were used to repay and consolidate existing financing including amounts due on the PDC Credit Facility (which was terminated upon repayment), the Term Loan and the JP Realty acquisition loan. The amount outstanding on the 2003 Credit Facility at June 30, 2003 was approximately $644,000. Amounts borrowed under the 2003 Credit Facility bear interest at a rate per annum of LIBOR plus 100 to 175 basis points depending upon the Company's leverage ratio. As of June 30, 2003, the applicable weighted average interest rate on the 2003 Credit Facility was 2.37%.

INTERIM FINANCING

In July 2002, in conjunction with the JP Realty acquisition, the Company obtained a new $350,000 loan from a group of banks. The loan was repaid in April 2003 with proceeds from the 2003 Credit Facility described above. The loan bore interest at a rate per annum equal to LIBOR plus 150 basis points and was scheduled to mature on July 9, 2003.

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

During June 2003, the Company obtained a new approximately $176,000 acquisition loan for the purchase of Saint Louis Galleria as described in Note 2. The loan initially bears interest at LIBOR plus 105 basis points. After October 2003, depending upon certain factors, the interest rate spread on the loan could vary from 85 basis points to 165 basis points. The loan requires monthly payments of interest only, is scheduled to mature in October 2005, and is subject to three one-year, no-cost extension options.

During June 2003, the Company obtained a new approximately $131,000 acquisition loan for the purchase of Coronado Center as described in Note 2. The loan initially bears interest at LIBOR plus 85 basis points. After October 2003, depending upon certain factors, the interest rate spread on the loan could vary from 90 basis points to 195 basis points. The loan requires monthly payments of interest only, is scheduled to mature in October 2005, and is subject to three one-year, no-cost extension options.

                                    23 of 40

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

LETTERS OF CREDIT

As of June 30, 2003 and December 31, 2002, the Operating Partnership had outstanding letters of credit of approximately $10,591 and $12,104, respectively, primarily in connection with special real estate assessments and insurance requirements.

NOTE 5  DISTRIBUTIONS PAYABLE

The following is a chart of the common and preferred distributions for the Company paid in 2003 and 2002. As described in Note 1, General Growth's preferred stock dividends to its preferred stockholders were in the same amount as the Operating Partnership's distributions to General Growth on the same dates with respect to the Preferred Units held by General Growth.

                                             COMMON DISTRIBUTIONS
-------------------------------------------------------------------------------------------------------------
                                                                              GENERAL           OPERATING
                                                                              GROWTH           PARTNERSHIP
      DECLARATION         AMOUNT PER       RECORD           PAYMENT        STOCKHOLDERS      LIMITED PARTNERS
         DATE                SHARE          DATE              DATE            AMOUNT             AMOUNT
         ----                -----          ----              ----            ------             ------
       06/09/03            $  0.72        07/07/03          07/31/03        $  45,417          $  13,980
       03/14/03               0.72        04/03/03          04/30/03           45,230             13,994
       12/12/02               0.72        01/06/03          01/31/03           44,937             14,080
       09/17/02               0.72        10/04/02          10/31/02           44,889             14,085
       06/17/02               0.65        07/05/02          07/31/02           40,440             12,722
       03/21/02               0.65        04/15/02          04/30/02           40,346             12,722
       12/10/01               0.65        01/14/02          01/31/02           40,266             12,722

                                           PREFERRED DISTRIBUTIONS
                               ----------------------------------------------
                                RECORD           PAYMENT          AMOUNT PER
                                 DATE              DATE              SHARE
                                 ----              ----              -----
                               07/10/03          07/15/03         $  0.5252
                               04/03/03          04/15/03            0.4531
                               01/06/03          01/15/03            0.4531
                               10/04/02          10/15/02            0.4531
                               07/05/02          07/15/02            0.4531
                               04/05/02          04/15/02            0.4531
                               01/04/02          01/15/02            0.4531

                                    24 of 40

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

The Company leases land or buildings at certain properties from third parties. Consolidated rental expense including participation rent related to these leases was $1,355 and $475 for the six months ended June 30, 2003 and 2002, respectively. The leases generally provide for a right of first refusal in favor of the Company in the event of a proposed sale of the property by the landlord.

The Company periodically enters into contingent agreements for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence and, in the case of developments, completion of the project.

NOTE 7  MCCRELESS MALL

On March 31, 2003, the Company sold McCreless Mall in San Antonio, Texas for aggregate consideration of $15,000 (which was paid in cash at closing). The Company recorded a gain of approximately $4,000 for financial reporting purposes on the sale of the mall. McCreless Mall was purchased in 1998 as part of a portfolio of eight shopping centers. Pursuant to SFAS 144, the Company has reclassified the operations of McCreless Mall (approximately $859 in revenues and $292 in net income in the six months ended June 30, 2003 and approximately $1,973 in revenues and $758 in net income in the six months ended June 30, 2002, respectively) to discontinued operations for the 2003 and 2002 consolidated financial statements.

NOTE 8  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). Generally, SFAS 145 has the effect of suspending the treatment of debt extinguishment costs as extraordinary items. SFAS 145 is effective for the year ended December 31, 2003. Accordingly, in the comparative 2002 statements presented in this report, the Company has reclassified to other interest costs approximately $32 of debt extinguishment costs recorded in the three months ended March 31, 2002 that had been classified under previous accounting standards as extraordinary items.

In June 2002, the FASB issued Statement No. 146 "Accounting for Costs Associated with Exit or Disposal Activities" ("SFAS 146"). SFAS 146 requires that the costs associated with exit or disposal activity be recognized and measured at fair value when the liability is incurred. The provisions of SFAS 146 are effective for exit or disposal activities initiated after December 31, 2002. As the Company typically does not engage in significant disposal activities, it is not expected that the implementation of SFAS 146 in 2003 will have a significant impact on the Company's reported financial results.

On November 25, 2002, the FASB published Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 prescribes the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under certain guarantees it has issued. FIN 45 also reaffirms that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. Except with respect to Retained Debt (Note
3) related to certain properties owned by Unconsolidated Real Estate Affiliates, the Company does not typically

                                    25 of 40

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

issue guarantees on behalf of its unconsolidated affiliates or other third parties. Therefore, the adoption of FIN 45 did not have a significant impact on the Company's financial statements or disclosures.

In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" which is intended to improve financial reporting of special purpose and other entities. Certain variable interest entities that are qualifying special purpose entities will not be required to be consolidated under the provisions of FIN 46. In addition, FIN 46 expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities. The Company has certain special purpose entities, primarily created to facilitate the issuance of its commercial mortgage-backed securities and other securitized debt (Note 4). Because these special purpose entities are qualifying special purpose entities, which are exempted from consolidation, the Company does not believe these special purpose entities will require consolidation in its financial statements when FIN 46 is required to be adopted in the Company's third quarter 2003 interim financial statements.

On April 30, 2003 the FASB issued Statement No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. In particular, this Statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in Statement 133 and it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and is to be applied prospectively. The Company does not believe that the implementation of SFAS 149, when effective, will materially change the Company's accounting for the kinds of derivatives that the Company has typically obtained in the course of its regular financing activities.

On May 15, 2003 the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). The issuance of SFAS 150 was intended to improve the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position and also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. SFAS 150 affects the issuer's accounting for a number of freestanding financial instruments, including mandatorily redeemable shares (such as the PIERS (Note 1)), which the issuing company is obligated to buy back in exchange for cash or other assets. Most of the guidance in Statement 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company at the beginning of the third quarter of 2003. Although the PIERS were fully redeemed on July 15, 2003, the Company expects that the implementation of SFAS 150 will require that any disclosure or presentation of the PIERS in its September 30, 2003 and all subsequent consolidated financial statements would be as if the PIERS were debt rather than equity instruments.

                                    26 of 40

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

USE OF ESTIMATES AND CRITICAL ACCOUNTING POLICIES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Critical accounting policies are those that are both significant to the overall presentation of the Company's financial condition and results of operations and require management to make difficult, complex or subjective judgments. For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, allocations of purchase price to acquired assets and liabilities, recoverable amounts of receivables and deferred taxes and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions, as further discussed below. Actual results could differ from those estimates for a variety of reasons, certain of which are discussed below. The Company's critical accounting policies have not changed during 2003 or 2002. However, the Company did elect, during the second quarter of 2002, to adopt the fair value based employee stock-based compensation expense recognition provisions of SFAS 123, as discussed in Note 1.

                                    27 of 40

                         GENERAL GROWTH PROPERTIES, INC.

INITIAL VALUATIONS AND ESTIMATED USEFUL LIVES OR AMORTIZATION PERIODS FOR PROPERTY AND INTANGIBLES:

Upon acquisition of an investment property, the Company makes an initial assessment of the initial valuation and composition of the assets and liabilities acquired. These assessments consider fair values of the respective assets and liabilities and are determined based on estimated future cash flows using appropriate discount and capitalization rates. The estimated future cash flows that are used for this analysis reflect the historical operations of the property, known trends and changes expected in current market and economic conditions which would impact the property's operations, and the Company's plans for such property. These estimates of cash flows were particularly important given the application of SFAS 141 and 142 (Note 1) for the allocation of purchase price between land, buildings and improvements and other identifiable intangibles. If events or changes in circumstances concerning the property occur, this may indicate that the carrying values or amortization periods of the assets and liabilities may need to be adjusted. The resulting recovery analysis also depends on an analysis of future cash flows to be generated from the property's assets and liabilities. Changes in the Company's overall plans and its views on current market and economic conditions may have a significant impact on the resulting estimated future cash flows of a property that are analyzed for these purposes. As the resulting cash flows are, under current accounting standards, the basis for the carrying values of the assets and liabilities and any subsequent impairment losses recognized, the impact of these estimates on the Company's operations could be substantial. For example, the net consolidated carrying value of the land, buildings and other assets, net of identifiable intangible liabilities, at June 30, 2003 for acquisitions completed by the Company in 2003 was approximately $500 million.

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

CERTAIN INFORMATION ABOUT THE COMPANY PORTFOLIO

As of June 30, 2003, the Company owns 100% of the Wholly-Owned Centers, 50% of the common stock of GGP/Homart, 50% of the membership interests in GGP/Homart II, 50% of the membership interests in GGP/Teachers, 51% of the common stock of GGP Ivanhoe, 51% of the common stock of GGP Ivanhoe III and 50% of Quail Springs Mall and Town East Mall. As of June 30, 2003, GGP/Homart owned interests in twenty-two shopping centers, GGP/Homart II owned interests in ten shopping centers, GGP/Teachers owned interests in five shopping centers, GGP Ivanhoe owned interests in two shopping centers, and GGP Ivanhoe III owned interests in eight shopping centers (collectively, with the Wholly-Owned Centers, Quail Springs Mall and Town

                                    28 of 40

                         GENERAL GROWTH PROPERTIES, INC.

East Mall, the "Company Portfolio"). The following data on the Company Portfolio is for 100% of the non-anchor GLA of the centers, excluding centers currently being redeveloped and/or remerchandised. On June 30, 2003, the Mall Store and Freestanding Store portions of the centers in the Company Portfolio which were not undergoing redevelopment were approximately 90.5% occupied as of such date, representing a 1.3% increase in the occupancy percentage which existed on June 30, 2002, but representing a decrease in occupancy percentage of 0.5% as compared to December 31, 2002. Such minor occupancy declines are typical of the usual retail cycle and the decline in 2003 is less than the first and second quarter declines in 2002 as compared to December 31, 2001.

Total annualized Mall Store sales averaged $352 per square foot for the Company Portfolio in the six months ended June 30, 2003. In the six months ended
June 30, 2003, total Mall Store sales for the Company Portfolio increased by
1.5 % over the same period in 2002. Comparable Mall Store sales are sales of those tenants that were open the previous 12 months. Therefore, comparable Mall Store sales in the six months ended June 30, 2003 are of those tenants that were operating in the six months ended June 30, 2002. Comparable mall store sales in the six months ended June 30, 2003 decreased by 1.0% as compared to the same period in 2002.

The average Mall Store rent per square foot from leases that expired in the six months ended June 30, 2003 was $26.70. The Company Portfolio benefited from increasing rents inasmuch as the average Mall Store rent per square foot on new and renewal leases executed during this same period was $36.20, or $9.50 per square foot above the average for expiring leases.

Company revenues are primarily derived from tenants in the form of fixed minimum rents, overage rents and recoveries of operating expenses. Inasmuch as the Company's consolidated financial statements reflect the use of the equity method to account for its investments in GGP/Homart, GGP/Homart II, GGP/Teachers, GGP Ivanhoe, GGP Ivanhoe III, Quail Springs Mall and Town East Mall, the discussion of results of operations of the Company below relates primarily to the revenues and expenses of the Wholly-Owned Centers and GGMI. In addition, the Victoria Ward Assets were acquired in May 2002, the JP Realty Assets were acquired in July 2002, Prince Kuhio Plaza was acquired in August 2002, Pecanland Mall was acquired in September 2002, Southland Mall was acquired in December 2002, Peachtree Mall was acquired in April 2003 and Saint Louis Galleria and Coronado Center were acquired in June 2003. The effect of the acquisitions on the results of the Company's operations is included in the following discussions. McCreless Mall, which was sold in March 2003, is included in discontinued operations for the three and six months ended June 30, 2003 and 2002, and accordingly is excluded from the following discussions.

RESULTS OF OPERATIONS OF THE COMPANY
THREE MONTHS ENDED JUNE 30, 2003 AND 2002

Total revenues for the three months ended June 30, 2003 were $284.7 million, which represents an increase of $75.1 million or approximately 35.8% from $209.6 million in the three months ended June 30, 2002. The acquisitions in 2003 and 2002, as discussed above, were responsible for approximately $55.8 million of the increase in total revenues with increases at the comparable centers (properties owned for the entire time during the three months ended June 30, 2002 and 2003) as described as follows represented the majority of the remaining increases. Minimum rent for the three months ended June 30, 2003 increased by $49.4 million or 39.7% from $124.3 million in the comparable period in 2002 to $173.7 million. The increase was primarily due to the 2003 and 2002 acquisitions (including approximately $4.1 million related to the accretion of acquired below-market leases (Note 1)), space expansions, higher rental rates on renewal leases as discussed above, and additional specialty leasing. Tenant recoveries increased $23.2 million from $57.4 million in 2002 to $80.6 million in 2003. Of the total increase, $14.7 million is the result of 2003 and 2002 acquisitions. The remaining increase is primarily due to increased tenant billings due to an increase in recoverable expenses (as described below) during the three months ended June 30, 2003 compared to the three months ended June 30, 2002.

                                    29 of 40

                         GENERAL GROWTH PROPERTIES, INC.

Total expenses, including depreciation and amortization, increased by $47.1 million or 39.0%, from $120.8 million in the three months ended June 30, 2002 to $167.9 million in the three months ended June 30, 2003. For the three months ended June 30, 2003, real estate taxes increased $6.9 million from $13.6 million in the three months ended June 30, 2002 to $20.5 million in the six months ended June 30, 2002. Of the total increase, $4.7 million was due to the 2003 and 2002 acquisitions. Repairs and maintenance increased $4.7 million or 33.8% from $13.9 million in the three months ended June 30, 2002 to $18.6 million in the three months ended June 30, 2003. Substantially all of the increase was due to 2003 and 2002 acquisitions. Marketing expenses increased $1.7 million to $7.6 million, which was primarily due to the 2003 and 2002 acquisitions. For the three months ended June 30, 2003, other property operating expenses increased by $13.0 million or 59.6% from $21.8 million in 2002 to $34.8 million in the second quarter of 2003. Of the total increase, $6.8 million was attributable to the net effect of 2003 and 2002 acquisitions. The remainder of the increase was primarily as a result of increases in utilities expense and insurance expense at the comparable centers. Depreciation and amortization increased by $12.3 million or approximately 30.6% over the same period in 2002. The majority of the increase in depreciation and amortization was generated by the net effect of the acquisitions.

Interest expense for the three months ended June 30, 2003 was $64.2 million, an increase of $15.5 million or 31.8%, from $48.7 million in the three months ended June 30, 2002, with $7.3 million due to the 2003 and 2002 acquisitions. The remaining increase was primarily due to increased debt at the comparable centers in addition to the 2003 Credit Facility (Note 4), which the Company established in April 2003 and debt extinguishment costs included in interest expense in 2003 of approximately $1.5 million.

Equity in income of unconsolidated affiliates in the three months ended June 30, 2003 increased by approximately $6.0 million to earnings of $21.1 million in 2003, from $15.1 million in the three months ended June 30, 2002, primarily due to earnings of approximately $4.2 million from GGP/Teachers, an unconsolidated affiliate formed in August 2002 (Note 3). In addition, the Company's equity in the net income of GGP/Homart II increased approximately $1.3 million, primarily as a result of to the acquisition of Glendale Galleria and First Colony Mall during the fourth quarter of 2002.

RESULTS OF OPERATIONS OF THE COMPANY
SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Total revenues for the six months ended June 30, 2003 were $558.6 million, which represents an increase of $145.8 million or approximately 35.3% from $412.8 million in the six months ended June 30, 2002. Of the increase, $119.3 million is from the net effect of the 2003 and 2002 acquisitions with increases at the comparable centers (properties owned for the entire time during the six months ended June 30, 2002 and 2003) as described as follows representing the majority of the remaining increases. Minimum rent for the six months ended June 30, 2003 increased by $100.2 million or 41.2% from $243.2 million in the comparable period in 2002 to $343.4 million in 2003. The net effect of the 2003 and 2002 acquisitions (including approximately $6.7 million related to the accretion of acquired below-market leases (Note 1)) accounted for $87.8 million of the increase in minimum rents. The remainder of such increase was primarily due to higher base rental rates on new and renewal leases in addition to expansion space, specialty leasing and occupancy increases at the comparable centers. Tenant recoveries increased by $37.4 million or 32.7% from $114.3 million for the six months ended June 30, 2002 to $151.7 million for the six months ended June 30, 2003. Of the total increase in tenant recoveries, $28.4 million was the result of the 2003 and 2002 acquisitions. The remaining increase is primarily due to an increase in tenant billings due to an increase in recoverable expenses as described below during the six months ended June 30, 2003 compared to the six months ended June 30, 2002. For the six months ended June 30, 2003, overage rents increased to $10.0 million in 2003 from $7.1 million in 2002, of which $2.3 million was the result of the 2003 and 2002 acquisitions.

Total operating expenses, including depreciation and amortization, increased by approximately $93.0 million or 38.9% from $239.0 million in the six months ended June 30, 2002 to $332.0 million in the six months ended

                                    30 of 40

                         GENERAL GROWTH PROPERTIES, INC.

June 30, 2003. For the six months ended June 30, 2003, real estate taxes increased $13.2 million from $27.4 million in the six months ended June 30, 2002 to $40.6 million in the six months ended June 30, 2002. Of the total increase, $9.5 million was due to the 2003 and 2002 acquisitions. Repairs and maintenance increased $9.0 million or 33.0% from $27.3 million in the six months ended
June 30, 2002 to $36.3 million in the six months ended June 30, 2003. Substantially all of the increase was due to 2003 and 2002 acquisitions. Marketing expenses increased $5 million to $15.8 million, which is primarily as a result of the 2003 and 2002 acquisitions. For the six months ended June 30, 2003, other property operating expenses increased by $22.2 million or 46.8% from $47.4 million in 2002 to $69.6 million in the six months ended June 30, 2003, substantially all of which was attributable to the net effect of the 2003 and 2002 acquisitions. Depreciation and amortization increased by $25.9 million or 33.1% over the same period in 2002. Substantially all of the increase resulted from the 2003 and 2002 acquisitions.

Interest expense for the six months ended June 30, 2003 was $125.0 million, an increase of $28.1 million or 29.0% from $96.9 million in the six months ended June 30, 2002. $13.8 million was the result of the 2003 and 2002 acquisitions. The remaining increase was due to increased debt at the comparable centers in addition to the 2003 Credit Facility (Note 4), which the Company established in April 2003 and debt extinguishment costs included in interest expense in 2003 of approximately $1.5 million.

Equity in income of unconsolidated affiliates in the six months ended June 30, 2003 increased by approximately $15.2 million to earnings of $43.4 million in 2003, from $28.2 million in the six months ended June 30, 2002. This overall increase is primarily due to earnings of approximately $8.6 million from GGP/Teachers, an unconsolidated affiliate formed in August 2002 (Note 3). In addition, the Company's equity in the net income of GGP/Homart II increased approximately $3.6 million, primarily as a result of the acquisition of Glendale Galleria and First Colony Mall during the fourth quarter of 2002. The Company's equity in the net income of GGP/Homart resulted in an increase in earnings of approximately $1.4 million of the six months ended June 30, 2003 primarily due to increases in the operations of comparable centers and the purchase in December 2002 of the 50% interest that it did not own in The Woodlands Mall in Houston, Texas.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

As of June 30, 2003, the Company held approximately $20 million of unrestricted cash and cash equivalents. The Company uses operating cash flow as the principal source of internal funding for short-term liquidity and capital needs such as tenant construction allowances and minor improvements made to individual properties that are not recoverable through common area maintenance charges to tenants. External funding alternatives for longer-term liquidity needs such as acquisitions, new development, expansions and major renovation programs at individual centers include construction loans, mini-permanent loans, long-term project financing, joint venture financing with institutional partners, additional Operating Partnership level or Company level equity investments and unsecured Company level debt or secured loans collateralized by individual shopping centers. In this regard, in March 2003 the Company arranged the 2003 Credit Facility (Note 4) to replace a previously existing unsecured credit facility with a total available commitment of $200 million and with an outstanding balance of approximately $110 million. The 2003 Credit Facility was finalized in April 2003 with initial borrowing availability of approximately $779 million (which may potentially be increased to approximately $1 billion). At closing, approximately $619 million was borrowed under the 2003 Credit Facility, which has a term of three years and provides for partial amortization of the principal balance of the term loan in the second and third years. As of June 30, 2003, the Company believes it is in compliance with any restrictive covenants (Note 4) contained in its various financing arrangements.

In addition, the Company considers its Unconsolidated Real Estate Affiliates as potential sources of short and long-term liquidity. In this regard, the Company has net borrowings (in place of distributions) at June 30, 2003 of $29.5 million from GGP/Homart II. The remaining $4.7 million on a loan from GGP/Homart was repaid in April 2003. The $29.5 million currently borrowed from GGP/Homart II bears interest at a rate per annum of LIBOR plus 135 basis points, and is due March 31, 2005. Such remaining loaned amount represents a portion

                                    31 of 40

                         GENERAL GROWTH PROPERTIES, INC.

of the GGP/Homart II net proceeds of the GGP MPTC and other recent financings and have been and are expected to be fully repaid from future operating distributions from GGP/Homart II (Note 3). Also, in order to maintain its access to the public equity and debt markets, the Company has a currently effective shelf registration statement under which up to $2 billion in equity or debt securities may be issued from time to time. Finally, in April 2003, the Company obtained a revolving credit facility and term loan as described below.

As of June 30, 2003, the Company had consolidated debt of approximately $5 billion, of which approximately $3.6 billion is comprised of debt bearing interest at fixed rates (after taking into effect certain interest rate swap agreements described below), with the remaining approximately $1.4 billion bearing interest at variable rates. In addition, the Company's pro rata share of the debt of the Unconsolidated Real Estate Affiliates was approximately $2.1 billion, of which approximately $1.2 billion is comprised of debt bearing interest at fixed rates (after taking into effect certain interest rate swap agreements), with the remaining approximately $897.1 million bearing interest at variable rates. Except in instances where certain Wholly-Owned Centers are cross-collateralized with the Unconsolidated Centers, or the Company has retained a portion of the debt of a property when contributed to an Unconsolidated Real Estate Affiliate (Note 3), the Company has not otherwise guaranteed the debt of the Unconsolidated Real Estate Affiliates. Reference is made to Notes 5 and 12 and Items 2 and 7A of the Company's Annual Report on Form 10-K for additional information regarding the Company's debt and the potential impact on the Company of interest rate fluctuations.

                                    32 of 40

                         GENERAL GROWTH PROPERTIES, INC.

At June 30, 2003, the Company had direct or indirect ("pro rata") mortgage and other debt of approximately $7.1 billion (excluding a market value purchase price adjustment of debt of approximately $5.9 million related to the JP Realty acquisition and reflecting a reduction in the debt of certain consolidated former JP Realty ventures by approximately $24.3 million to reflect the minority partners' share of such debt of such ventures). The following table reflects the maturity dates of the Company's pro rata debt and the related interest rates, after the effect of the current swap agreements of the Company as described in
Note 4.

                             COMPANY PORTFOLIO DEBT
             MATURITY AND CURRENT AVERAGE INTEREST RATE SUMMARY (a)
                               AS OF JUNE 30, 2003

                             (Dollars in Thousands)

                                           WHOLLY-OWNED              UNCONSOLIDATED              COMPANY
                                              CENTERS                  CENTERS (b)            PORTFOLIO DEBT
                                       ---------------------     --------------------       ------------------
                                                                             CURRENT                    CURRENT
                                                    AVERAGE                  AVERAGE                    AVERAGE
                                         MATURING  INTEREST        MATURING  INTEREST         MATURING  INTEREST
                     YEAR                AMOUNT(a)  RATE (c)       AMOUNT(a) RATE (c)         AMOUNT(a) RATE (c)
                     ----              ------------ --------     ----------- --------       ----------- -------
                     2003              $        295     7.00%    $   152,974     4.25%      $   153,269   4.26%
                     2004                   481,684     4.78%         87,505     4.95%          569,189   4.81%
                     2005                   387,000     5.09%        121,476     5.70%          508,476   5.23%
                     2006                 1,254,222     4.27%        239,257     6.07%        1,493,479   4.56%
                     2007                   486,816     4.89%        560,382     2.43%        1,047,198   3.57%

                     Subsequent           2,380,777     5.74%        966,404     4.92%        3,347,181   5.50%
                                       ------------     ----     -----------    -----       -----------   ----

                     Total             $  4,990,794     5.14%    $ 2,127,998     4.39%      $ 7,118,792   4.92%
                                       ============     ====     ===========    =====       ===========   ====

                     Variable Rate     $  1,385,526     2.44%    $   897,117     2.17%      $ 2,282,643   2.33%
                     Fixed Rate           3,605,268     6.19%      1,230,881     6.02%        4,836,149   6.14%
                                       ------------     ----     -----------    -----       -----------   ----

                     Total             $  4,990,794     5.14%    $ 2,127,998     4.39%      $ 7,118,792   4.92%
                                       ============     ====     ===========    =====       ===========   ====

           (a)  Excludes principal amortization.
           (b) Unconsolidated properties debt reflects the Company's share of debt (either retained (Note 3) or based on its respective equity ownership interests in the Unconsolidated Real Estate Affiliates) relating to the properties owned by the Unconsolidated Real Estate Affiliates.
           (c) For variable rate loans, the interest rate reflected is the actual annualized weighted average rate for the variable rate debt outstanding during the six months ended June 30, 2003.

Reference is made to Note 4 and Item 3 below for additional information regarding the Company's debt and the potential impact on the Company of interest rate fluctuations.

                                    33 of 40

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

In April 2003, the Company reached an agreement with a group of banks to establish a new revolving credit facility and term loan (the "2003 Credit Facility") with initial borrowing availability of approximately $779 million (which may potentially be increased to approximately $1 billion). At closing, approximately $619 million was borrowed under the 2003 Credit Facility, which has a term of three years and provides for partial amortization of the principal balance of the term loan in the second and third years. The proceeds were used to repay and consolidate existing financing including amounts due on the PDC Credit Facility, the Term Loan and the JP Realty acquisition loan. Amounts borrowed under the 2003 Credit Facility bear interest at a rate per annum of LIBOR plus 100 to 175 basis points depending upon the Company's leverage ratio. The balance at June 30, 2003 on the revolving credit facility was $115 million and the term loan was $529 million.

On April 30, 2003, the Company completed the acquisition of Peachtree Mall, an 811,000 square foot enclosed regional mall located in Columbus, Georgia. The purchase price was approximately $87.6 million, which was paid at closing with a five-year acquisition loan (assuming the exercise by the Company of all no-cost extension options) of approximately $53 million (bearing interest at a rate per annum of LIBOR plus 85 basis points), and the balance from cash on hand and borrowings under the Company's credit facilities.

On June 11, 2003, the Company acquired Saint Louis Galleria, a two-level mall containing approximately 1.2 million square feet of gross leaseable area, in St. Louis, Missouri. The purchase price was approximately $235 million which was funded by cash on hand, including proceeds from refinancings of existing long-term financing and an approximately $176 million acquisition loan which matures in October of 2005 and bears interest at a rate per annum of LIBOR plus 105 basis points (Note 2).

On June 12, 2003, the Company acquired Coronado Center, a two-level mall containing approximately 1.2 million square feet of gross leaseable area, in Albuquerque, New Mexico. The purchase price was approximately $175 million and was funded by cash borrowed from the Company's revolving line of credit and by an approximately $131 million acquisition loan which matures in October of 2005 and bears interest at a rate per annum of LIBOR plus 85 basis points (Note 2).

On June 13, 2003, the Company refinanced five malls, Boulevard Mall, West Valley Mall, Mayfair Mall, Valley Plaza Mall and Regency Square Mall, which had all been a part of the GGP MPTC financing (see Note 4). Boulevard Mall was refinanced with a new non-recourse $120 million loan which matures in July of 2013 and bears interest at a rate per annum of 4.27375%. West Valley Mall was refinanced with a new non-recourse $67 million loan which matures in April of 2010 and bears interest at a rate per annum of 3.43%. Mayfair Mall (owned by GGP Ivanhoe III which was an Unconsolidated Real Estate Affiliate until the July 1, 2003 acquisition described below) was refinanced with a new non-recourse $200 million loan which matures in July of 2008 and bears interest at a rate per annum of 3.108%. Valley Plaza was refinanced with a new non-recourse $107 million loan which matures in July of 2012 and bears interest at a rate per annum of 3.90%. Regency Square Mall was refinanced with a new non-recourse $106 million loan which matures in July of 2010 and bears interest at a rate per annum of 3.5940%.

                                    34 of 40

                         GENERAL GROWTH PROPERTIES, INC.

On July 1, 2003, the Company acquired the 49% ownership interest in GGP Ivanhoe III which was held by Ivanhoe, the Company's joint venture partner, thereby increasing the Company's ownership interest to a full 100%. Concurrently with this transaction, a new joint venture, GGP Ivanhoe IV, was created between the Operating Partnership and Ivanhoe to own Eastridge Mall, which previously had been owned by GGP Ivanhoe III. No gain or loss will be recognized on this transaction by GGP Ivanhoe III. The Company's ownership interest in GGP Ivanhoe IV is 51% and Ivanhoe's ownership interest is 49%. The aggregate consideration for the GGP Ivanhoe III acquisition was approximately $459 million. Approximately $268 million of existing mortgage debt was assumed in connection with the GGP Ivanhoe III acquisition. The balance of the aggregate consideration, or approximately $191 million, was funded using a combination of proceeds from the refinancing of existing long-term debt and new mortgage loans on previously unencumbered properties as described immediately below.

On July 1, 2003, the Company obtained an aggregate of five new mortgage loans on sixteen previously unencumbered properties. Visalia Mall was financed with a new non-recourse $49 million loan which matures in January of 2010 and bears interest at a rate per annum of 3.777%. Boise Towne Plaza was financed with a new non-recourse $12.1 million loan which matures in July of 2010 and bears interest at a rate per annum of 4.699%. A new non-recourse loan of approximately $38.5 million, cross-collateralized by a group of nine retail properties (Austin Bluffs Plaza, Division Crossing, Fort Union Plaza, Halsey Crossing, Orem Plaza-Center Street, Orem Plaza-State Street, River Pointe Plaza, Riverside Plaza and Woodlands Village), was obtained. This mortgage loan bears interest a rate per annum of 4.396% and is scheduled to mature in April of 2009. Finally, a new non-recourse loan of approximately $29.4 million, collateralized by the Gateway Crossing and the University Crossing retail properties, was obtained which matures in July of 2010 and bears interest at a rate per annum of 4.699%. Finally, a new non-recourse loan of approximately $87 million, collateralized by the Animas Valley, Grand Teton and Salem Center retail properties, was obtained which matures in July of 2008 and bears interest at a rate per annum of 3.564%.

On July 31, 2003, the Company obtained a new long-term fixed rate non-recourse mortgage loan collateralized by The Meadows Mall. The new $112 million loan, bearing interest at a rate per annum of 5.45282%, matures in August 2013, and replaced a previously existing $59.6 million mortgage loan.

In addition, certain Unconsolidated Real Estate Affiliates completed significant investment and financing transactions since December 31, 2002, as summarized as follows:

On February 14, 2003, GGP/Homart purchased from the holder the portion of the GGP MPTC financing (approximately $65 million) attributable to the West Oaks Mall, a property 100% owned by GGP/Homart. In March 2003, the Company, through GGP/Homart, refinanced the Pembroke Lakes Mall $84 million mortgage with a new long-term mortgage loan. The new $144 million loan is comprised of two notes, both of which mature in April 2013 and for which the weighted average interest rate per annum is 4.94%.

Also in March 2003, the Company, through GGP/Homart, made a $50 million repayment on the GGP/Homart and GGP/Homart II term loans and repaid the $43.8 million mortgage secured by Columbiana Centre. A new $72 million mortgage loan, collateralized by the Columbiana Centre, was obtained in April 2003. The new loan, maturing in May 2008, provides for periodic amortization of principal and interest and bears interest at a rate per annum of 4.13%.

In May 2003, the $19.2 million 7.65% mortgage loan (originally scheduled to mature in September 2003) collateralized by Bay City Mall was repaid by GGP/Homart. GGP/Homart currently plans to obtain replacement financing secured by the property in late 2003 or early 2004.

Net cash provided by operating activities was $238.4 million in the first six months of 2003, an increase of $63.8 million from $174.6 million in the same period in 2002, primarily due to increased earnings in 2003 as a result of properties acquired in 2002 and 2003 including unconsolidated affiliates as discussed above.

                                    35 of 40

                         GENERAL GROWTH PROPERTIES, INC.

Net cash used by investing activities was $557.8 million in the first six months of 2003 compared to $109.7 million of cash used in the first six months of 2002. Cash flows from investing activities were impacted by the higher volume of acquisition and development activity for the consolidated real estate properties in the first six months of 2003 as compared to the first six months in 2002 as further described in Note 2. This use of cash for investing activity in 2002 was partially offset by the sale of the Company's $155 million of marketable securities in May 2002.

Financing activities represented a source of cash of $285.8 million in the first six months of 2003, compared to a use of cash of $146.4 million in 2002. A major contributing factor to the variance in the cash provided from financing activity is that financing from mortgages and other debt, net of repayments of principal on mortgage debt, yielded an additional $428.7 million in the first six months of 2003 versus a use of $90.8 million in the first six months of 2002.

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

In recent years, the retail sector has been experiencing declining growth due to layoffs, eroding consumer confidence, falling stock prices, the war in Iraq, the September 11, 2001 terrorist attacks and threats of additional terrorism. Although the 2002 holiday season was generally stronger than economists' predictions, the retail sector and the economy as a whole remains weak and no significant improvements are expected for the balance of 2003. Such reversals or reductions in the retail market adversely impact the Company as demand for leaseable space is reduced and rents computed as a percentage of tenant sales declines. In addition, a number of local, regional and national retailers, including tenants of the Company, have voluntarily closed their stores or filed for bankruptcy protection during the last few years. Most of the bankrupt retailers reorganized their operations and/or sold stores to stronger operators. Although some leases were terminated pursuant to the lease cancellation rights afforded by the bankruptcy laws, the impact on Company earnings was negligible. Over the last three years, the provision for doubtful accounts has averaged only $3.1 million per year, which represents less than 1/2 of 1% of average total revenues of approximately $827.6 million. In addition, the Company historically has generally been successful in finding new uses or tenants for retail locations that are vacated either as a result of voluntary store closing or bankruptcy proceedings. Therefore, the Company does not expect these store closings or bankruptcy reorganizations to have a material impact on its consolidated financial condition or the results of its operations.

The events of September 11th also have had an impact on the Company's insurance coverage. The Company had coverage for terrorist acts in its policies that expired in September 2002. The coverage was excluded from its standard property policies at the time of renewal. Accordingly, the Company obtained a separate policy for terrorist acts. The Company's premiums, including the cost of a separate terrorist policy, increased by 30% to 40% for property coverage and liability coverage. These increases will impact the Company's annual common area maintenance rates paid in the future by the Company's tenants as well as the Company's net recoverable amounts. However, effective May 1, 2003, the Company executed a mid-term cancellation of certain insurance policies and replaced them with new policies which is anticipated to realize savings of approximately $2 to $3 million over the annual premium period.

                                    36 of 40

                         GENERAL GROWTH PROPERTIES, INC.

The Company has over the past 18 months experienced a significant increase in the market price of its Common Stock. Accordingly, certain options granted under its incentive stock plans that vest based on the market price of the Common Stock have vested. Such vesting caused the recognition of approximately $3.4 million of additional compensation expense in the first quarter 2002, approximately $3.9 million in the second quarter 2002, approximately $4.4 million in the third quarter of 2002 and approximately $4.9 million in the second quarter of 2003 as described above and in Note 1. In addition, the Company has adopted SFAS 123 for future grants of Common Stock options as more fully discussed in Note 1.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As described in Note 8, the FASB, has issued certain statements, which are effective for the current or subsequent year. The Company does not expect a significant impact on its annual reported operations due to the application of such new statements.

                                    37 of 40

                         GENERAL GROWTH PROPERTIES, INC.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not entered into any transactions using derivative commodity instruments. The Company is subject to market risk associated with changes in interest rates. Interest rate exposure is principally limited to the $2.0 billion of debt of the Company outstanding at June 30, 2003 that is priced at interest rates that vary with the market. However, approximately $590.3 million of such floating rate consolidated debt is subject to interest rate swap agreements, the effect of which is to fix the interest rate the Company is required to pay on such debt to approximately 5.10% per annum. Therefore, a 25 basis point movement in the interest rate on the remaining approximately $1.4 billion of variable rate debt would result in an approximately $3.5 million annualized increase or decrease in consolidated interest expense and cash flows. The remaining debt is fixed rate debt. In addition, the Company is subject to interest rate exposure as a result of the variable rate debt collateralized by the Unconsolidated Real Estate Affiliates for which similar interest rate swap agreements have not been obtained. The Company's share (based on the Company's respective equity ownership interests in the Unconsolidated Real Estate Affiliates) of such variable rate debt was approximately $897.1 million at June 30, 2003. A similar 25 basis point annualized movement in the interest rate on the variable rate debt of the Unconsolidated Real Estate Affiliates would result in an approximately $2.2 million annualized increase or decrease in the Company's equity in the income and cash flows from the Unconsolidated Real Estate Affiliates. The Company is further subject to interest rate risk with respect to its fixed rate financing in that changes in interest rates will impact the fair value of the Company's fixed rate financing. The Company has an ongoing program of refinancing its consolidated and unconsolidated variable and fixed rate debt and believes that this program allows it to vary its ratio of fixed to variable rate debt and to stagger its debt maturities to respond to changing market rate conditions. Reference is made to Item 2 above and Note 4 for additional debt information.

ITEM 4.  CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the CEO and the CFO concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There has been no significant change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    38 of 40

                         GENERAL GROWTH PROPERTIES, INC.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on May 7, 2003, the stockholders voted upon the election of Robert Michaels and John Riordan as Directors of the Company, each for a term of three years, and the approval of the 2003 Incentive Stock Plan which provides, among other things, for the issuance of up to 3,000,000 shares of Common Stock pursuant to awards of stock options and restricted stock. A total of 62,757,800 shares were eligible to vote on each matter presented at the Annual Meeting and each matter was approved by the following votes of stockholders:

                                                                     NUMBER OF
                         MATTER                                      SHARES FOR            WITHHELD
    ----------------------------------------------------------------------------------------------------------------------
    1.  (a) Election of Robert Michaels                              54,536,079           1,043,394

        (b) Election of John Riordan                                 55,015,655             563,818

                                                                     NUMBER OF      NUMBER OF SHARES     NUMBER OF SHARES
                         MATTER                                      SHARES FOR         AGAINST              ABSTAIN
    ----------------------------------------------------------------------------------------------------------------------
     2.  Approval of 2003
         Incentive Stock Plan                                        54,089,444           1,412,584          77,445

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

      (a)  Exhibits

            10.1 General Growth Properties, Inc. 2003 Incentive Stock Plan.

            10.2 Revolving and Term Credit Agreement dated as of April 16,
                 2003, executed among GGP Limited Partnership, GGPLP L.L.C., Eurohypo AG, New York Branch and each of the Initial Lenders named therein.

            10.3 Guaranty dated as of April 16, 2003, executed by General
                 Growth Properties, Inc. and GGP Limited Partnership, jointly and severally, as Guarantor.

            31. Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

            32. Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      (b), (c) Reports on Form 8-K and proforma information.

The following report on Form 8-K has been filed by the Company during the quarter covered by this report.

Current Report on Form 8-K dated April 28, 2003 furnishing to the SEC under Item 9 the press release describing the Company's results of operations for its first quarter ended March 31, 2003.

                                    39 of 40

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             GENERAL GROWTH PROPERTIES, INC.
                                                        (Registrant)

Date:  August 8, 2003                    by: /s/:  Bernard Freibaum
                                             -----------------------------------
                                              Bernard Freibaum
                                              Executive Vice President and Chief
                                              Financial Officer
                                              (Principal Accounting Officer)

                                    40 of 40