Form 10-Q
period 2003-09-30
GENERAL GROWTH PROPERTIES INC
filed 2003-11-10
CIK 895648

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

The number of shares of Common Stock, $.10 par value, outstanding on November 7, 2003 was 71,617,357.

                         GENERAL GROWTH PROPERTIES, INC.

                                      INDEX

                                                                                                       PAGE
                                                                                                      NUMBER
                                                                                                      ------
PART I    FINANCIAL INFORMATION

          Item 1: Financial Statements

               Consolidated Balance Sheets
               as of September 30, 2003 and December 31, 2002.......................................     3

               Consolidated Statements of Operations and Comprehensive Income
               for the three and nine months ended September 30, 2003 and 2002.....................      4

               Consolidated Statements of Cash Flows
               for the nine months ended September 30, 2003 and 2002...............................      5

               Notes to Consolidated Financial Statements...........................................     6

          Item 2: Management's Discussion and Analysis of
               Financial Condition and Results of Operations........................................    30

               Liquidity and Capital Resources of the Company.......................................    34

          Item 3: Quantitative and Qualitative Disclosures about Market Risk........................    42

          Item 4: Controls and Procedures...........................................................    42

PART II   OTHER INFORMATION
          Item 6: Exhibits and Reports on Form 8-K..................................................    43

          SIGNATURE.................................................................................    44

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         GENERAL GROWTH PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                    SEPTEMBER 30, 2003 AND DECEMBER 31, 2002
                                   (UNAUDITED)
        (Dollars in thousands, except for per share and per unit amounts)

                                                                                    SEPTEMBER 30, 2003    DECEMBER 31, 2002
                                                                                    ------------------    -----------------
                                    ASSETS
Investment in real estate:
       Land                                                                         $        1,322,113    $      1,128,990
       Buildings and equipment                                                               7,319,334           5,738,514
       Less accumulated depreciation                                                        (1,038,188)           (798,431)
       Developments in progress                                                                118,861              90,492
                                                                                    ------------------    ----------------
         Net property and equipment                                                          7,722,120           6,159,565
       Investment in and loans from Unconsolidated Real Estate Affiliates                      624,997             766,519
                                                                                    ------------------    ----------------
         Net investment in real estate                                                       8,347,117           6,926,084
Cash and cash equivalents                                                                      138,331              53,640
Marketable securities                                                                                -                 476
Tenant accounts receivable, net                                                                132,485             126,587
Deferred expenses, net                                                                         139,447             108,694
Prepaid expenses and other assets                                                              103,559              65,341
                                                                                    ------------------    ----------------
                                                                                    $        8,860,939    $      7,280,822
                                                                                    ==================    ================

                                    LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage notes and other debt payable                                               $        6,054,930    $      4,592,311
Distributions payable                                                                            6,703              71,389
Network discontinuance reserve                                                                   4,116               4,123
Accounts payable and accrued expenses                                                          305,984             233,027
                                                                                    ------------------    ----------------
                                                                                             6,371,733           4,900,850
Minority interests:
       Preferred                                                                               468,614             468,201
       Common                                                                                  422,217             377,746
                                                                                    ------------------    ----------------
                                                                                               890,831             845,947

Commitments and contingencies                                                                        -                   -

Preferred Stock: $100 par value; 5,000,000 shares authorized;
       345,000 designated as PIERS (Note 1) which were convertible and carried a $1,000 liquidation value, none and 337,500 of which were issued
       and outstanding at September 30, 2003 and December 31, 2002, respectively                     -             337,500

Stockholders' Equity:
       Common stock: $.10 par value; 210,000,000 shares authorized;
         71,546,535 and 62,397,085 shares issued and outstanding
         as of September 30, 2003 and December 31, 2002, respectively                            7,155               6,240
       Additional paid-in capital                                                            1,877,210           1,545,274
       Retained earnings (accumulated deficit)                                                (255,496)           (315,844)
       Notes receivable-common stock purchase                                                   (6,885)             (7,772)
       Unearned compensation-restricted stock                                                   (2,220)             (2,248)
       Accumulated other comprehensive income (loss)                                           (21,389)            (29,125)
                                                                                    ------------------    ----------------
         Total stockholders' equity                                                          1,598,375           1,196,525
                                                                                    ------------------    ----------------
                                                                                    $        8,860,939    $      7,280,822
                                                                                    ==================    ================

The accompanying notes are an integral part of these consolidated financial statements.

                                     3 of 44

                         GENERAL GROWTH PROPERTIES, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                      FOR THE THREE AND NINE MONTHS ENDED
                          SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)
          (Dollars in thousands, except per share and per unit amounts)

                                                                                       THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                                           SEPTEMBER 30,           SEPTEMBER 30,
                                                                                        2003         2002       2003         2002
                                                                                      ---------   ---------   ---------   ---------
Revenues:
    Minimum rents                                                                     $ 204,972   $ 156,088   $ 548,375   $ 399,260
    Tenant recoveries                                                                    86,576      69,329     238,232     183,621
    Overage rents                                                                         6,042       4,385      16,086      11,529
    Management and other fees                                                            21,071      13,664      61,672      55,395
    Other                                                                                 8,704      13,990      21,574      20,407
                                                                                      ---------   ---------   ---------   ---------
       Total revenues                                                                   327,365     257,456     885,939     670,212
Expenses:
    Real estate taxes                                                                    23,901      16,369      64,518      43,736
    Repairs and maintenance                                                              20,584      16,103      56,853      43,368
    Marketing                                                                             9,533       7,708      25,294      18,459
    Other property operating costs                                                       39,781      30,729     109,392      78,139
    Provision for doubtful accounts                                                       2,205         785       5,718       3,672
    Property management and other costs                                                  24,272      22,415      81,420      64,293
    General and administrative                                                            1,675       1,302       6,479       4,334
    Depreciation and amortization                                                        61,734      45,923     166,017     124,300
                                                                                      ---------   ---------   ---------   ---------
       Total expenses                                                                   183,685     141,334     515,691     380,301
                                                                                      ---------   ---------   ---------   ---------
Operating income                                                                        143,680     116,122     370,248     289,911

Interest income                                                                             611         898       1,667       3,214
Interest expense                                                                        (74,670)    (60,098)   (199,638)   (157,033)
Income allocated to minority interests                                                  (27,370)    (23,205)    (74,178)    (52,848)
Equity in net income of unconsolidated affiliates                                        18,571      16,593      61,980      44,838
                                                                                      ---------   ---------   ---------   ---------
Income from continuing operations                                                        60,822      50,310     160,079     128,082
Discontinued operations, net of minority interest:
    Income from operations                                                                    -         274         225         850
    Gain on disposition                                                                     611           -       3,720           -
                                                                                      ---------   ---------   ---------   ---------
Income from discontinued operations, net                                                    611         274       3,945         850
                                                                                      ---------   ---------   ---------   ---------
Net income                                                                            $  61,433   $  50,584   $ 164,024   $ 128,932
                                                                                      ---------   ---------   ---------   ---------

Preferred stock dividends                                                                     -      (6,117)    (13,030)    (18,351)
                                                                                      ---------   ---------   ---------   ---------
Net income available to common stockholders                                           $  61,433   $  44,467   $ 150,994   $ 110,581
                                                                                      =========   =========   =========   =========
Earnings from continuing operations per share-basic                                   $    0.86   $    0.71   $    2.25   $    1.77
                                                                                      =========   =========   =========   =========
Earnings from continuing operations per share-diluted                                 $    0.85   $    0.71   $    2.24   $    1.77
                                                                                      =========   =========   =========   =========
Earnings from discontinued operations, net per share-basic                            $    0.01   $       -   $    0.06   $    0.01
                                                                                      =========   =========   =========   =========
Earnings from discontinued operations, net per share-diluted                          $    0.01   $       -   $    0.05   $    0.01
                                                                                      =========   =========   =========   =========
Earnings per share-basic                                                              $    0.87   $    0.71   $    2.31   $    1.78
                                                                                      =========   =========   =========   =========
Earnings per share-diluted                                                            $    0.86   $    0.71   $    2.29   $    1.78
                                                                                      =========   =========   =========   =========

Distributions declared per share                                                      $       -   $    0.72   $    1.44   $    2.02
                                                                                      =========   =========   =========   =========

Net income                                                                            $  61,433   $  50,584   $ 164,024   $ 128,932
Other comprehensive income, net of minority interest:
    Net unrealized gains (losses) on financial instruments                                9,295     (18,727)      7,771     (30,112)
    Minimum pension liability adjustment                                                     (9)          -         (36)          -
    Equity in unrealized gains (losses) on available-for-sale
       securities of unconsolidated affiliate                                                 -           -           -         169
                                                                                      ---------   ---------   ---------   ---------
Comprehensive income, net                                                             $  70,719   $  31,857   $ 171,759   $  98,989
                                                                                      =========   =========   =========   =========

The accompanying notes are an integral part of these consolidated financial statements.

                                    4 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)
        (Dollars in thousands, except for per share and per unit amounts)

                                                                                     NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                    2003            2002
                                                                                ------------    ------------
Cash flows from operating activities:
     Net Income                                                                 $    164,024    $    128,932
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Minority interests                                                               74,178          53,116
     Equity in income of unconsolidated affiliates                                   (61,980)        (45,290)
     Provision for doubtful accounts                                                   5,718           3,689
     Distributions received from unconsolidated affiliates                            61,980          44,557
     Depreciation                                                                    142,732         118,095
     Amortization                                                                     29,672          10,313
     Gains on disposition, net                                                        (3,720)              -
Net Changes:
     Tenant accounts receivable                                                      (12,015)        (14,037)
     Prepaid expenses and other assets                                               (16,452)         (1,454)
     Increase in deferred expenses                                                   (45,419)        (23,821)
     Network discontinuance reserve                                                       (7)           (615)
     Accounts payable and accrued expenses                                            (2,725)         20,023
                                                                                ------------     -----------
       Net cash provided by (used in) operating activities                           335,986         293,508
                                                                                ------------    ------------

Cash flows from investing activities:
     Acquisition/development of real estate and improvements
       and additions to properties                                                  (958,890)       (830,709)
     Proceeds from sale of investment property                                        15,045               -
     Increase in investments in unconsolidated affiliates                            (20,718)       (140,806)
     Distributions received from unconsolidated affiliates in excess of income        75,164          53,687
     Proceeds from repayment of notes receivable for common stock purchases              887          15,486
     Loans from unconsolidated affiliates, net                                       (83,537)         22,141
     Net decrease in holdings of investments in marketable securities                    476         155,103
                                                                                ------------    ------------
       Net cash provided by (used in) investing activities                          (971,573)       (725,098)
                                                                                ------------    ------------

Cash flows from financing activities:
     Cash distributions paid to common stockholders                                 (135,584)       (121,052)
     Cash distributions paid to holders of Common Units                              (42,264)        (38,166)
     Cash distributions paid to holders of Preferred Units                           (30,080)        (15,709)
     Payment of dividends on PIERS                                                   (19,145)        (18,351)
     Proceeds from sale of common stock, net of issuance costs                        25,176          10,716
     Proceeds from issuance of Preferred Units                                             -          63,495
     Proceeds from issuance of mortgage notes and other debt payable               2,567,500         632,344
     Principal payments on mortgage notes and other debt payable                  (1,632,642)       (217,467)
     Increase in deferred expenses                                                   (12,683)           (247)
                                                                                ------------    ------------
       Net cash provided by (used in) financing activities                           720,278         295,563
                                                                                ------------    ------------
Net change in cash and cash equivalents                                               84,691        (136,027)
Cash and cash equivalents at beginning of period                                      53,640         160,755
                                                                                ------------    ------------
Cash and cash equivalents at end of period                                      $    138,331    $     24,728
                                                                                ============    ============

Supplemental disclosure of cash flow information:

     Interest paid                                                              $    206,708    $    156,290
                                                                                ============    ============
     Interest capitalized                                                       $      4,044    $      4,393
                                                                                ============    ============

Non-cash investing and financing activities:
     Common stock issued in exchange for PIERS                                  $    337,483    $          -
     Common stock issued in exchange for Operating Partnership Units                   8,705               -
     Assumption of debt in conjunction with acquisition of property                  447,754         811,351
     Notes receivable issued for exercised stock options                                   -           4,243
     Distributions payable                                                             6,703          70,923

The accompanying notes are an integral part of these consolidated financial statements.

                                    5 of 44

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

As of September 30, 2003, the Company either directly or through the Operating Partnership and subsidiaries owned the following entities, collectively, the "Wholly-Owned Centers":

     -   Sixty-seven regional mall shopping centers

     -   The Victoria Ward Assets (as defined in Note 2)

     -   The JP Realty Assets (as defined in Note 2)

     -   General Growth Management, Inc. ("GGMI")

As of September 30, 2003, the Company holds ownership interests in the following joint ventures, collectively, the "Unconsolidated Real Estate Affiliates", as described in Note 3:

                                                        NUMBER OF
                                                       REGIONAL MALL   COMPANY
                                                         SHOPPING     OWNERSHIP
         LEGAL NAME                  PORTFOLIO NAME      CENTERS      PERCENTAGE
--------------------------------------------------------------------------------
GGP/Homart, Inc.                   GGP/Homart               22*          50%
--------------------------------------------------------------------------------
GGP/Homart II, L.L.C.              GGP/Homart II            10           50%
--------------------------------------------------------------------------------
GGP-TRS L.L.C.                     GGP/Teachers              5           50%
--------------------------------------------------------------------------------
GGP Ivanhoe, Inc.                  GGP Ivanhoe               2           51%
--------------------------------------------------------------------------------
GGP Ivanhoe IV, Inc.               GGP Ivanhoe IV            1           51%
--------------------------------------------------------------------------------
Quail Springs Mall                 Quail Springs Mall        1           50%
--------------------------------------------------------------------------------
Town East Mall                     Town East Mall            1           50%
--------------------------------------------------------------------------------
Westlake Retail Associates, Ltd.   Circle T                  1           50%
--------------------------------------------------------------------------------

*Including 3 regional mall shopping centers owned jointly with venture partners.

Together, the Wholly-Owned Centers and the Unconsolidated Real Estate Affiliates comprise the "Company Portfolio". However, as the center being developed by Circle T is not yet operational, it has been excluded from the definition of, and the operational statistics for, the Company Portfolio.

                                    6 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

During May 2000, the Operating Partnership formed GGPLP L.L.C., a Delaware limited liability company ("the LLC"), by contributing its interest in a portfolio of 44 Wholly-Owned Centers to the LLC in exchange for all of the common units of membership interest in the LLC. As of September 30, 2003, the LLC, due to subsequent acquisitions by the Company, owns 49 of the Wholly-Owned Centers. A total of 940,000 redeemable preferred units of membership interest in the LLC (the "RPUs") have been issued by the LLC. Holders of the RPUs are entitled to receive cumulative preferential cash distributions per RPU at a per annum rate of 8.95% of the $250 liquidation preference thereof (or $5.59375 per quarter) prior to any distributions by the LLC to the Operating Partnership. Subject to certain limitations, the RPUs may be redeemed in cash by the LLC for the liquidation preference amount plus accrued and unpaid distributions and may be exchanged by the holders of the RPUs for an equivalent amount of redeemable preferred stock of General Growth. Such preferred stock provides for an equivalent 8.95% annual preferred distribution and is redeemable at the option of General Growth for cash equal to the liquidation preference amount plus accrued and unpaid distributions. The RPUs outstanding at September 30, 2003 and December 31, 2002 have been reflected in the accompanying consolidated financial statements as a component of minority interest at the current total liquidation preference amount of $235,000.

In addition, 20,000 8.25% cumulative preferred units (the "CPUs") have been issued by the LLC. The holders of these CPUs are entitled to receive cumulative preferential cash distributions per CPU at a per annum rate of 8.25% of the $250 liquidation preference thereof (or $5.15625 per quarter), prior to any distributions by the LLC to the Operating Partnership. The CPUs outstanding at September 30, 2003 have been included in the accompanying consolidated financial statements as a component of minority interest at the then current total liquidation preference amount of $5,000.

As of September 30, 2003, General Growth owned an approximate 77% general partnership interest in the Operating Partnership (excluding its preferred units of partnership interest as discussed below). The remaining approximate 23% minority interest in the Operating Partnership is held by limited partners that include trusts for the benefit of the families of the original stockholders who initially owned and controlled the Company and subsequent contributors of properties to the Company. These minority interests are represented by common units of limited partnership interest in the Operating Partnership (the "Units"). The Units can be redeemed at the option of the holders for cash or, at General Growth's election with certain restrictions, for shares of Common Stock on a one-for-one basis. The holders of the Units also share equally with General Growth's common stockholders on a per share basis in any distributions by the Operating Partnership on the basis that one Unit is equivalent to one share of Common Stock.

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

                                    7 of 44

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

General Growth has reserved for issuance up to 1,000,000 shares of Common Stock under the Dividend Reinvestment and Stock Purchase Plan ("DRSP"). The DRSP, in general, allows participants in the plan to make purchases of Common Stock from dividends received or additional cash investments. Although the purchase price of the Common Stock is determined by the current market price, the purchases are made without fees or commissions. General Growth has and will satisfy DRSP Common Stock purchase needs through the issuance of new shares of Common Stock or by repurchases of currently outstanding Common Stock. As of September 30, 2003, an aggregate of 114,670 shares of Common Stock has been issued under the DRSP.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership consisting of the Wholly-Owned Centers (including those owned by the LLC), GGMI and the unconsolidated investments in GGP/Homart, GGP/Homart II, GGP/Teachers, GGP Ivanhoe, GGP Ivanhoe IV, Circle T, Quail Springs Mall and Town East Mall. Included in the consolidated financial statements are four joint ventures, acquired in the JP Realty acquisition (Note
2), which are partnerships with non-controlling independent joint venture partners. Income allocated to minority interests includes the share of such properties' operations (generally computed as the respective joint venture partner ownership percentage) applicable to such non-controlling venture partners. All significant intercompany balances and transactions have been eliminated.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position of the Company as of September 30, 2003 and the results of operations for the three and nine months ended September 30, 2003 and 2002 and cash flows for the nine months ended September 30, 2003 and 2002 have been included. The results for the interim periods ended September 30, 2003 and 2002 are not necessarily indicative of the results to be obtained for the full fiscal year.

Certain amounts in the 2002 consolidated financial statements have been reclassified to conform to the 2003 presentation.

EARNINGS PER SHARE ("EPS")

Basic per share amounts are based on the weighted average of common shares outstanding of 65,283,370 for 2003 and 62,120,878 for 2002. Diluted per share amounts are based on the total weighted average number of common shares and dilutive securities (such as stock options and, for 2003, PIERS) outstanding of 71,500,041 for 2003 and 62,272,738 for 2002. However, certain stock options outstanding were not included in the computation of diluted earnings per share either because the exercise price of the stock options was higher than the average market price of the Common Stock for the applicable periods and therefore, the effect would be anti-dilutive or because the conditions which must be satisfied prior to the issuance of any such shares were not

                                    8 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

achieved during the applicable periods. The effect of the issuance of the PIERS is anti-dilutive with respect to the Company's calculation of diluted earnings per share for the three and nine months ended September 30, 2002 and therefore has been excluded. The outstanding Units have also been excluded from the Company's calculation of diluted earnings per share as there would be no net effect on the reported EPS amounts since the minority interests' share of income would also be added back to net income.

The following are the reconciliations of the numerators and denominators of the basic and diluted EPS.

                                                                Three Months Ended           Nine Months Ended
                                                                   September 30,                September 30,
                                                                 2003       2002              2003             2002
                                                               ---------  ---------   ---------------------  ---------
                                                                Basic +    Basic +                            Basic +
                                                                Dilutive   Dilutive     Basic      Dilutive   Dilutive
                                                               ---------  ---------   ---------   ---------  ---------
Numerators:

Income from continuing operations                              $  60,822  $  50,310   $ 160,079   $ 160,079  $ 128,082
     Dividends on PIERS (preferred stock dividends)                  - *     (6,117)    (13,030)        - *    (18,351)
                                                               ---------  ---------   ---------   ---------  ---------
     Income (loss) from continuing operations available to
       common stockholders                                        60,822     44,193     147,049     160,079    109,731
     Discontinued operations, net                                    611        274       3,945       3,945        850
                                                               ---------  ---------   ---------   ---------  ---------
Net income available to common stockholders - for basic
  and diluted EPS                                              $  61,433  $  44,467   $ 150,994   $ 164,024  $ 110,581
                                                               =========  =========   =========   =========  =========
Denominators:
Weighted average common shares
  outstanding (in thousands) - for basic EPS                      70,297     62,244      65,283      65,283     62,121
                                                                                      =========
Effect of dilutive securities - options (and PIERS for 2003*)      1,458        180                   6,217        152
                                                               ---------  ---------               ---------  ---------
Weighted average common shares
  outstanding (in thousands) - for diluted EPS                    71,755     62,424                  71,500     62,273
                                                               =========  =========               =========  =========

 * For the three months ended September 30, 2003, although the effect of the issuance of the PIERS is dilutive, the amount of the PIERS dividend is zero so no adjustment of net income is made. For the nine months ended September 30, 2003, the effect of the issuance of the PIERS is dilutive and, therefore, no adjustment of net income is made as the PIERS dilution is reflected in the denominator of the diluted EPS calculation.

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

As of April 30, 2002, the Company's Board of Directors terminated the future availability of loans to officers to exercise options on the Common Stock. In conjunction with this decision, the Company and the officers restructured the terms of the promissory notes, including the approximately $2,823 previously advanced in the form of income tax withholding payments made by the Company on behalf of such officers. Each of the officers repaid no less than 60% of the principal and 100% of the interest due under such officer's note as of April 30, 2002 and the remaining amounts, approximately $10,141 as of April 30, 2002, were represented by amended and restated promissory notes. These amended and restated, fully recourse notes are payable in monthly installments of principal and interest (at a market rate which varies monthly computed at LIBOR (1.12% at September 30, 2003) plus 125 basis points per annum) until fully repaid in May 2009 (or within 90 days of the officer's separation from the Company, if earlier). In October 2002, a voluntary prepayment of approximately $500 was received from one of the officers. As of September 30, 2003, the current outstanding balance under the promissory notes was $7,709, of which approximately $824 relating to income tax withholding payments has been reflected in prepaid expenses and other assets and approximately $6,885 has been reflected as a reduction of Stockholders' Equity.

                                    9 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

REVENUE RECOGNITION

Minimum rent revenues are recognized on a straight-line basis over the term of the related leases. As of September 30, 2003, approximately $9,826 has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant accounts receivable, net in the accompanying consolidated financial statements. Also included in consolidated minimum rents for the nine months ended September 30, 2003 is approximately $12,315 of accretion related to the below-market leases at properties acquired as provided by SFAS 141 and 142. In addition, amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates have been included in minimum rents. Such termination income was approximately $7,943 and $5,059, respectively, for the nine months ended September 30, 2003 and 2002. Overage rents are recognized on an accrual basis once tenant sales revenues exceed contractual tenant lease thresholds. Recoveries from tenants computed as a formula related to taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable costs are incurred. The Company provides an allowance for doubtful accounts against the portion of accounts receivable which is estimated to be uncollectible. Such allowances are reviewed periodically based upon the recovery experience of the Company. Management fees primarily represent GGMI management and leasing fees due to the consolidation of GGMI and financing fees and other ancillary services performed by the Company for the benefit of its Unconsolidated Real Estate Affiliates. Such fees are recognized as revenues when earned. Fees recognized by the Company in the nine months ended September 30, 2003 and 2002 from its Unconsolidated Real Estate Affiliates for services performed for the Unconsolidated Centers were $55,091 and $46,573, respectively.

FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments to reduce risk associated with interest rate fluctuations. In some cases, a lender has required the Company to reduce volatility associated with interest rate risk exposure on variable-rate borrowings. In other instances, the Company chose to reduce its exposure to interest rate risk. In order to limit interest rate risk on variable-rate borrowings, the Company may enter into interest rate swap or interest rate cap agreements to hedge specific risks.

The Company's only hedging activities are the cash flow hedges represented by its interest rate cap and swap agreements relating to its commercial mortgage-backed securities (Note 4). These agreements either place a limit on the effective rate of interest the Company will bear on such variable rate obligations or fix the effective interest rate on such obligations to a certain rate. The Company has concluded that these agreements are highly effective in achieving its objective of reducing its exposure to variability in cash flows relating to these variable rate obligations in any interest rate environment for loans subject to swap agreements and for loans with related cap agreements, when LIBOR rates exceed the strike rates of the agreements. However, current accounting standards also require that the Company fair value the interest rate cap and swap agreements as of the end of each reporting period. In conjunction with the GGP MPTC financing (as defined and more fully described in Note 4), certain caps were purchased and sold. These purchased and sold caps do not qualify for hedge accounting and changes in the fair values of these agreements are reflected in interest expense. Finally, certain interest rate swap agreements were entered into with the objective of fixing the interest rates on the Company's variable rate financing. These swap agreements have been designated as cash flow hedges on $500,000 of the Company's consolidated variable rate debt. For the nine months ended September 30, 2003, the Company has recorded approximately $7,771 of other comprehensive gain due to increases in the current fair value of such swap agreements.

                                    10 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

COMPREHENSIVE INCOME

Comprehensive income is a more inclusive financial reporting methodology that encompasses net income and all other changes in equity except those resulting from investments by and distributions to equity holders. Included in comprehensive income but not net income are unrealized gains or losses on marketable securities classified as available-for-sale and unrealized gains or losses on financial instruments designated as cash flow hedges (Note 4). Also included in comprehensive income for the nine months ended September 30, 2003, is approximately $36 representing the 2003 change in the fair value of plan assets relating to a frozen pension plan of Victoria Ward assumed by the Company upon acquisition (Note 2). In addition, one of the Company's unconsolidated affiliates received common stock of a large, publicly traded real estate company as part of a 1998 transaction. Cumulative net unrealized losses on such securities through December 31, 2001 were $169, net of minority interest and were reflected as accumulated equity in other comprehensive loss of unconsolidated affiliate. During the three months ended March 31, 2002, all holdings of such stock were sold and the remaining cumulative unrealized losses pertaining to such stock holdings were realized.

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

STOCK INCENTIVE PLANS

General Growth has incentive stock plans designed to attract and retain officers and key employees. During 2003, the 1993 Stock Incentive Plan expired as provided by its terms. Accordingly, the Company, as approved in May 2003 at the annual meeting of its stockholders, established a new incentive stock plan (the "2003 Incentive Stock Plan") to replace the 1993 Stock Incentive Plan. The terms of the 2003 Incentive Stock Plan are similar to those of the 1993 Stock Incentive Plan but provide for the issuance of up to 3,000,000 shares of Common Stock pursuant to the plan. The Company's incentive stock plans provide for stock and option grants to employees in the form of restricted and unrestricted stock grants, options that vest generally over a fixed period of time (generally, grants pursuant to the 2003 Incentive Stock Plan and the 1993 Stock Incentive Plan) and in the form of threshold-vesting stock options ("TSOs") (generally, grants pursuant to the Company's 1998 Incentive Plan). The exercise price of the TSOs to be granted to a participant will be the Fair Market Value ("FMV") of a share of Common Stock on the date the TSO is granted. The threshold price (the "Threshold Price") which must be achieved in order for the TSO to vest will be determined by multiplying the FMV on the date of grant by the Estimated Annual Growth Rate (currently set at 7%) and compounding the product over a five-year period. Shares of the Common Stock must achieve and sustain the Threshold Price for at least 20 consecutive trading days at any time over the five years following the date of grant in order for the TSO to vest. All previously granted TSOs have vested as described below and have a ten year term. Any future TSOs granted must vest within five years of the grant date in order to avoid forfeiture.

                                    11 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

The following is a summary of the TSOs that have been awarded as of September 30, 2003:

                                                                       TSO GRANT YEAR
                                               2003           2002          2001           2000          1999
                                            -----------    ----------     ---------     ----------    ----------
Exercise price                              $     50.31    $    40.74     $   34.73     $    29.97    $    31.69
Threshold Vesting
   Stock Price                              $     70.56    $    57.13     $   48.70     $    42.03    $    44.44
Fair value of options on grant date         $      3.94    $     3.38     $    2.21     $     1.49    $     1.36
Original Grant Shares                           300,000       259,675       329,996        304,349       313,964
Forfeited at September 30, 2003                 (18,526)      (39,329)      (46,478)       (71,142)      (93,995)
Vested and exchanged for cash
   at September 30, 2003                              -      (155,860)     (198,823)      (176,296)     (153,541)
Vested and exercised at September 30, 2003            -       (23,354)      (55,194)       (49,000)      (62,406)
                                            -----------    ----------     ---------     ----------    ----------
1998 Incentive Plan TSOs outstanding
   at September 30, 2003                        281,474        41,132        29,501          7,911         4,022
                                            ===========    ==========     =========     ==========    ==========

On March 22, 2002, the TSOs that were granted in 2000 vested. On March 25, 2002 the Company extended a limited opportunity to employees with vested TSOs to exchange such options directly for cash (computed as the net proceeds the employee would have received had he or she exercised the options and then immediately sold the resulting stock). In addition, on April 29, 2002, on September 20, 2002 and on June 3, 2003, the TSOs granted in 1999, 2001 and 2002, respectively, vested. Immediately following each vesting event additional limited exchange opportunities to employees with previously vested TSOs were extended. As a result of the vesting of the TSOs and the exchange opportunities, the Company has recorded additional compensation expense of approximately $1,080 for the three months ended September 30, 2003 and approximately $8,405 for the nine months ended September 30, 2003 and approximately $4,412 and $11,715, respectively, for the three and nine months ended September 30, 2002.

On October 24, 2003, due to further increases in the Company's stock price the then outstanding 281,024 TSOs that were granted in 2003 vested and the Company granted an additional limited exchange opportunity to employees with previously vested TSOs. As a result of this vesting of the 2003 TSOs and the additional exchange opportunity, the Company estimates that additional compensation expense of approximately $7,125 will be recorded for the fourth quarter of 2003.

                                    12 of 44

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

                                                    THREE MONTHS              NINE  MONTHS
                                                 ENDED SEPTEMBER 30,       ENDED SEPTEMBER 30,
                                                2003            2002         2003       2002
                                                ----            ----         ----       ----
Net income available to common
  stockholders as reported                    $  61,443       $  44,467   $ 150,994   $ 110,581
  Add: stock-based compensation
    expense recorded for all options granted        842           4,445       6,641       7,816
  Deduct: stock-based compensation
    expense for all options using SFAS 123         (902)         (4,530)     (6,815)     (8,070)
                                              ---------       ---------   ---------   ---------
  Pro Forma                                   $  61,383       $  44,382   $ 150,820   $ 110,327
                                              =========       =========   =========   =========

Earnings per share - basic
  As Reported                                 $    0.87       $   0.71    $    2.31   $    1.78
  Pro Forma                                   $    0.87       $   0.71    $    2.31   $    1.78

Earnings per share - diluted
  As Reported                                 $    0.86       $   0.71    $    2.29   $    1.78
  Pro Forma                                   $    0.86       $   0.71    $    2.29   $    1.77

                                    13 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

NOTE 2 PROPERTY ACQUISITIONS AND DEVELOPMENTS

On May 28, 2002, the Company acquired the stock of Victoria Ward, Limited, a privately held real estate corporation ("Victoria Ward"). The total acquisition price was approximately $250,000, including the assumption of approximately $50,000 of existing debt, substantially all of which was repaid immediately following the closing. The $250,000 total cash requirement was funded from the proceeds of the sale of the Company's investment in marketable securities (related to the GGP MPTC financing (Note 4)) and from available cash and cash equivalents. The principal Victoria Ward assets include 65 fee simple acres in Kakaako, central Honolulu, Hawaii, currently improved with, among other uses, an entertainment, shopping and dining district which includes Ward Entertainment Center, Ward Warehouse, Ward Village and Village Shops. At acquisition, Victoria Ward had 17 properties subject to ground leases and 29 owned buildings containing in the aggregate approximately 878,000 square feet of retail space, as well as approximately 441,000 square feet of office, commercial and industrial leaseable area (collectively, the "Victoria Ward Assets"). Victoria Ward has elected to be taxed as a REIT for income tax purposes.

On July 10, 2002, the Company acquired JP Realty, Inc. ("JP Realty"), a publicly-held real estate investment trust, and its operating partnership subsidiary, Price Development Company, Limited Partnership ("PDC"), by merging JP Realty and PDC with wholly-owned subsidiaries of the Company, with PDC surviving the merger and all of its subsidiaries remaining in existence. The total acquisition price was approximately $1,100,000 which included the assumption of approximately $460,000 in existing debt and approximately $116,000 of existing cumulative preferred operating partnership units in PDC (510,000 Series A 8.75% units redeemable in April 2004, 3,800,000 Series B 8.95% units redeemable in July 2004 and 320,000 Series C 8.75% units redeemable in May 2005) which has been included in Minority Interest-Preferred in the accompanying consolidated financial statements. Each unit of each series of the cumulative redeemable preferred units in PDC has a liquidation value of $25 per unit and is convertible at the option of the preferred unit holder in 2009 (2010 for the Series C Units) into 0.025 shares of a newly created series of General Growth preferred stock ($1,000 per share base liquidation preference) with payment and liquidation rights comparable to such preferred unit. Pursuant to the terms of the merger agreement, the outstanding shares of JP Realty common stock were converted into $26.10 per share of cash (approximately $431,470). Holders of common units of limited partnership interest in PDC were entitled to receive $26.10 per unit in cash or, at the election of the holder, .522 8.5% Series B Preferred Units (Note 1) per unit. Based upon the elections of such holders, 1,426,393 Series B Preferred Units were issued and the holders of the remaining common units of limited partnership interest of PDC received approximately $23,600 in cash. At acquisition, JP Realty owned or had an interest in 51 properties, including 18 enclosed regional mall centers (two of which were owned through controlling general partnership interests), 26 anchored community centers (two of which were owned through controlling general partnership interests), one free-standing retail property and 6 mixed-use commercial/business properties, containing an aggregate of over 15,200,000 square feet of GLA in 10 western states (collectively, the "JP Realty Assets"). The cash portion of the acquisition price was funded from the net proceeds of certain new mortgage loans, a new $350,000 acquisition loan (Note 4), and available cash and cash equivalents.

On August 5, 2002, the Operating Partnership acquired from GGP/Homart, the Prince Kuhio Plaza in Hilo, Hawaii for approximately $39,000. Prince Kuhio Plaza was acquired by the assumption by the Operating Partnership of the allocated share of the GGP MPTC financing (Note 4) pertaining to Prince Kuhio Plaza (approximately $24,000) and the payment to GGP/Homart of $7,500 in cash and $7,500 in the form of a promissory note. Immediately following the acquisition, GGP/Homart issued a dividend of $15,000 to its two co-investors, paid in the form of $7,500 in cash to NYSCRF and the $7,500 promissory note to the Operating Partnership. Upon receipt of the promissory note as a dividend, the Operating Partnership caused the promissory note to GGP/Homart to be cancelled.

                                    14 of 44

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

On September 13, 2002, the Company acquired Pecanland Mall, an enclosed regional mall in Monroe, Louisiana, for approximately $72,000. The acquisition was funded by approximately $22,000 of cash on hand and the assumption of a $50,000 existing non-recourse loan that bears interest at a rate per annum equal to the sum of 3.0% plus the greater of (i) LIBOR or (ii) 3.5%. The loan is scheduled to mature in January of 2005 (subject to a no-cost right to extend for one additional year).

On December 4, 2002, the Company acquired Southland Mall, an enclosed regional mall in Hayward, California. The aggregate consideration paid was approximately $89,000. The purchase was financed with approximately $24,000 of cash on hand and a new 5-year (assuming all no-cost options to extend are exercised) $65,000 mortgage loan that bears interest at LIBOR plus 75 basis points.

On April 30, 2003, the Company acquired Peachtree Mall, an enclosed regional mall located in Columbus, Georgia. The purchase price was approximately $87,600, which was paid at closing with an acquisition loan of approximately $53,000 (bearing interest at a rate per annum of LIBOR plus 85 basis points and maturing in April 2008, assuming all no-cost extension options are exercised) and the balance from cash on hand and amounts borrowed under the Company's credit facilities.

On June 11, 2003, the Company acquired Saint Louis Galleria, an enclosed mall in St. Louis, Missouri. The aggregate consideration paid for Saint Louis Galleria was approximately $235,000 (subject to certain prorations and adjustments). The consideration was paid from cash on hand, including proceeds from refinancings of existing long-term debt and an approximately $176,000 acquisition loan which initially bore interest at LIBOR plus 105 basis points. In October 2003, pursuant to the original loan terms, the interest rate spread on the loan was reset to 165 basis points. The loan requires monthly payments of interest only and has a term of five years assuming all no-cost extension options are exercised.

On June 12, 2003, the Company acquired Coronado Center, an enclosed mall in Albuquerque, New Mexico. The aggregate consideration paid for Coronado Center was approximately $175,000 (subject to certain prorations and adjustments). The consideration was paid in the form of cash borrowed under an existing unsecured revolving credit facility and an approximately $131,000 acquisition loan which initially bore interest at LIBOR plus 85 basis points. In September 2003, $30,000 was repaid under the acquisition loan and, pursuant to the original loan terms, the interest rate spread on the loan was reset to 91 basis points. The loan requires monthly payments of interest only, is scheduled to mature in October 2005, and has a term of five years assuming all no-cost extension options are exercised.

On July 1, 2003, the Company acquired the 49% ownership interest in GGP Ivanhoe III, which was held by the Company's joint venture partner (an affiliate of Ivanhoe Cambridge, Inc. of Montreal, Canada ("Ivanhoe")), thereby increasing the Company's ownership interest to 100%. The aggregate consideration for the 49% ownership interest in GGP Ivanhoe III was approximately $459,000 (subject to certain prorations and adjustments). Approximately $268,000 of mortgage debt was assumed in connection with this acquisition with the balance of the aggregate consideration, or approximately $191,000, being funded using a combination of proceeds from the refinancing of existing long-term debt and new mortgage loans on previously unencumbered properties. Concurrently with this transaction, a new joint venture, GGP Ivanhoe IV, was created between the Company and Ivanhoe to own Eastridge Mall, which previously had been owned by GGP Ivanhoe III. The

                                    15 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

Company's ownership interest in GGP Ivanhoe IV is 51% and Ivanhoe's ownership interest is 49%. Also, immediately following these transactions a retail facility separate from the seven operating malls was sold by GGP Ivanhoe III to an independent third party, generating a gain (related to the Company's previously owned 51% ownership) of approximately $610,700, net of minority interest.

On August 27, 2003, the Company acquired Lynnhaven Mall, an enclosed mall in Virginia Beach, Virginia for approximately $256,500. The consideration (after certain prorations and adjustments) was paid in the form of cash borrowed under an existing unsecured credit facility and a $180,000 acquisition loan. The acquisition loan currently bears interest at a rate per annum of LIBOR plus 125 basis points and matures in five years (assuming the exercise by the Company of all no-cost extension options).

On October 14, 2003, the Company acquired Sikes Senter, an enclosed mall located in Wichita Falls, Texas. The purchase price was approximately $61,000, which was paid at closing with an acquisition loan of approximately $41,500 (bearing interest at a rate per annum of LIBOR plus 70 basis points and scheduled to mature in November 2008, assuming all no-cost extension options are exercised) and the balance from cash on hand and amounts borrowed under the Company's credit facilities.

On October 29, 2003, the Company acquired The Maine Mall, an enclosed mall in Portland, Maine. The aggregate consideration paid for The Maine Mall was approximately $270,000 (subject to certain prorations and adjustments). The consideration was paid in the form of cash borrowed under an existing unsecured revolving credit facility and an approximately $202,500 acquisition loan which initially bears interest at LIBOR plus 92 basis points. The loan requires monthly payments of interest only and matures in five years (assuming the exercise by the Company of all no-cost extension options).

On October 31, 2003, the Company acquired Glenbrook Square, an enclosed mall in Fort Wayne, Indiana. The aggregate consideration paid for Glenbrook Square was approximately $219,000 (subject to certain prorations and adjustments). The consideration was paid from cash on hand, including proceeds from refinancings of existing long-term debt and by an approximately $164,250 acquisition loan which initially bears interest at LIBOR plus 80 basis points. After March 2004, depending upon certain factors, the interest rate spread per annum could vary from 85 basis points to 185 basis points. The loan requires monthly payments of interest only and matures in five years (assuming the exercise by the Company of all no-cost extension options).

All acquisitions completed through September 30, 2003 were accounted for utilizing the purchase method of accounting and accordingly, the results of operations are included in the Company's results of operations from the respective dates of acquisition. The Company has used estimates of future cash flows and other valuation techniques to allocate the purchase price of acquired property between land, buildings and improvements, tenant allowances, equipment and other identifiable debit and credit intangibles such as amounts related to in-place leases and acquired below-market leases. Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Company's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above- and below-market lease values are amortized as adjustments to rental income over the remaining non-cancelable terms of the respective leases.

This allocation has resulted in the recognition upon acquisition of additional consolidated intangible assets (acquired in-place leases) and deferred credits (acquired below-market leases) relating to the Company's 2003 real estate purchases of approximately $6,107 and $25,324, respectively. These intangible assets and liabilities, and similar assets and liabilities from the Company's 2002 acquisitions including those by the Unconsolidated Real Estate Affiliates, are being amortized over the terms of the acquired leases which

                                    16 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

resulted in additional 2003 net income, including the Company's share of such items from its Unconsolidated Real Estate Affiliates, of approximately $9,544. Due to existing contacts and relationships with tenants at its currently owned properties and at properties currently managed for others, no significant value has been ascribed to the tenant relationships which exist at the properties acquired in 2003.

DEVELOPMENTS

The Company has an ongoing program of renovations and expansions at its properties including significant projects currently under construction or recently completed at the following centers:

   -   Tucson Mall in Tucson, Arizona

   -   Alderwood Mall in Lynnwood (Seattle), Washington (owned by GGP/Homart II)

   - Altamonte Mall in Altamonte Springs (Orlando), Florida (owned by GGP/Homart II)

   -   The Woodlands Mall in The Woodlands (Houston), Texas (owned by
       GGP/Homart)

   -   Eastridge Mall in San Jose, California (owned by GGP Ivanhoe IV)

   -   Crossroads Center in Saint Cloud, Minnesota

During 1999, the Company formed the Circle T joint venture to develop a regional mall in Westlake (Dallas), Texas as further described in Note 3 below. As of September 30, 2003, the Company had invested approximately $18,120 in the joint venture. The Company is currently obligated to fund additional pre-development costs of approximately $539. Total development costs are not finalized or committed but are anticipated to be funded from a construction loan that is expected to be obtained. The retail site, part of a planned community which is expected to contain a resort hotel, a golf course, luxury homes and corporate offices, is currently planned to contain up to 1.3 million square feet of tenant space including up to nine anchor stores, an ice rink and a multi-screen theater. The construction project is currently anticipated to be completed in 2006.

On June 23, 2002, the Company commenced construction of the Jordan Creek Town Center on a 200 acre site in West Des Moines, Iowa. As of September 30, 2003, the Company had invested approximately $44,292 in the project, including land costs. Total development costs are estimated to be approximately $200,000 and are anticipated to be funded from operating cash flow, current unsecured revolving credit facilities and/or a future project loan. At completion, currently scheduled for August 2004, the regional mall is planned to contain up to two million square feet of tenant space with up to three anchor stores, a hotel and an amphitheater.

The Company also owns and/or is investigating certain other potential development sites (representing a net investment of approximately $21,503), including sites in Toledo, Ohio and South Sacramento, California but there can be no assurance that development of these sites will proceed.

NOTE 3 INVESTMENTS IN AND LOANS FROM UNCONSOLIDATED REAL ESTATE AFFILIATES

The Company owns interests in unconsolidated real estate joint ventures, the Unconsolidated Real Estate Affiliates, that own and/or develop shopping centers and other retail and investment property. The Company uses these joint ventures to limit its risk associated with individual properties and to reduce its capital requirements. The joint venture ownership structure is common in the real estate industry. Since the Company has joint interest and control of the properties with its venture partners, accounting principles generally accepted in the United States of America require that the Company account for these joint ventures using the equity method.

                                    17 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

GGP/HOMART

The Company holds a 50% interest in GGP/Homart with the remaining ownership interest held by New York State Common Retirement Fund ("NYSCRF"), the Company's co-investor in GGP/Homart II (described below). During August 2002, as approved by NYSCRF, GGP/Homart sold one of its properties, the Prince Kuhio Plaza to the Company (Note 2). GGP/Homart has elected to be taxed as a REIT for income tax purposes. The Company shares in the profits and losses, cash flows and other matters relating to GGP/Homart in accordance with its 50% ownership percentage. NYSCRF has an exchange right under the GGP/Homart Stockholders' Agreement which permits it to convert its ownership interest in GGP/Homart to shares of Common Stock of General Growth. If such exchange right is exercised, the Company may, at its election, alternatively satisfy such exchange in cash.

GGP/HOMART II

In November 1999, the Company, together with NYSCRF, formed GGP/Homart II, a Delaware limited liability company which is owned equally by the Company and NYSCRF. At September 30, 2003, GGP/Homart II owns ten regional shopping malls, one of which was acquired in March 2001 and two of which were acquired in the fourth quarter of 2002. The remaining seven properties were contributed to GGP/Homart II by the Company or NYSCRF as part of their initial contributions. Certain of these seven malls were contributed subject to existing financing, as modified by certain replacement financing ("Retained Debt"), in order to balance the net equity values of the malls contributed by each of the venture partners. Such contribution arrangements between the Company and NYSCRF have the effect of the Company having an additional contingent obligation to fund any shortfalls GGP/Homart II may incur if the non-recourse debt (approximately $164,804 at September 30, 2003 with a current maturity of January 2007 assuming all no-cost extension options are exercised) related to Natick Mall is not funded by proceeds from any subsequent sales or refinancing of Natick Mall. In 2001, in connection with the refinancing of Montclair Plaza, NYSCRF's only remaining Retained Debt obligations were satisfied. According to the membership agreement between the venture partners, the Company and NYSCRF share in the profits and losses, cash flows and other matters relating to GGP/Homart II in accordance with their respective 50% ownership percentages.

On closing of the GGP MPTC financing (as defined and described in Note 4), approximately $190,000 of the proceeds attributable to GGP/Homart and GGP/Homart II were loaned, rather than distributed, approximately $95,000 to each of the Operating Partnership and NYSCRF. The GGP/Homart loan to the Operating Partnership of approximately $16,596 was repaid in October 2002. The $78,400 loan by GGP/Homart II to the Operating Partnership currently bears interest at a rate per annum of LIBOR plus 135 basis points on the remaining outstanding balance of approximately $1,496 and is now scheduled to mature on March 31, 2005. During May 2002, an additional $84,000 was loaned by GGP/Homart II to the Operating Partnership and NYSCRF, in the ratio of their respective ownership interests. The $42,000 of loans to the Operating Partnership were comprised of $24,000 by GGP/Homart and $18,000 by GGP/Homart II. During April 2003, the GGP/Homart loan was repaid. The GGP/Homart II loan currently bears interest at a rate per annum of LIBOR plus 135 basis points on the remaining outstanding balance of approximately $18,112 and matures on March 31, 2005. The Operating Partnership anticipates repayment of these loans from future operating distributions from GGP/Homart II.

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

                                    18 of 44

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

In addition, on December 19, 2002, Florence Mall in Florence, Kentucky was acquired by GGP/Teachers for a purchase price of approximately $97,000 including a new $60,000 mortgage loan with an initial term of two years, that bears interest at a rate per annum of LIBOR plus 89 basis points and matures in January 2008 (assuming the exercise of two no-cost extension options of eighteen months each).

GGP IVANHOE III

Prior to July 1, 2003, GGP Ivanhoe III was owned 51% by the Company and 49% by Ivanhoe, the Company's joint venture partner in GGP Ivanhoe (described below). The Company and Ivanhoe shared in the profits and losses, cash flows and other matters relating to GGP Ivanhoe III in accordance with their respective ownership percentages except that certain major operating and capital decisions (as defined in the stockholders' agreement) required the approval of both stockholders. Accordingly, the Company had been accounting for GGP Ivanhoe III using the equity method.

On July 1, 2003, as described in Note 2, the Company completed a transaction to acquire the 49% ownership interest in GGP Ivanhoe III held by Ivanhoe, bringing the Company's ownership to 100%. Concurrent with this transaction, ownership of one mall (Eastridge Mall) was transferred to GGP Ivanhoe IV, a newly-established joint venture owned 51% by the Company and 49% by Ivanhoe. Accordingly, GGP Ivanhoe III, which as of July 1, 2003 holds a 100% ownership in seven enclosed regional malls, is fully consolidated in the Company's consolidated financial statements and GGP Ivanhoe IV, the owner of the Eastridge Mall, became an Unconsolidated Real Estate Affiliate.

GGP IVANHOE IV

On July 1, 2003, concurrent with the Ivanhoe III transaction described above, the ownership of the Eastridge Mall was transferred to a new joint venture, GGP Ivanhoe IV. GGP Ivanhoe IV, which will elect to be taxed as a REIT, is owned 51% by the Company and 49% by Ivanhoe. The Company and Ivanhoe share in the profits and losses, cash flows and other matters relating to GGP Ivanhoe IV in accordance with their respective ownership percentages except that certain major operating and capital decisions (as defined in the stockholders' agreement) requires the approval of both stockholders. Additionally, the stockholders' agreement provides that during the 30-day period following June 30, 2006 or the 30-day period following June 30, 2009, Ivanhoe shall have the right to require the Company to purchase all of the GGP Ivanhoe IV common stock held by Ivanhoe for a purchase price equal to the value of such common stock. The Company can satisfy this obligation in any combination of cash or Common Stock. Accordingly, the Company is accounting for GGP Ivanhoe IV using the equity method.

                                    19 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

GGP IVANHOE

GGP Ivanhoe owns The Oaks Mall in Gainesville, Florida and Westroads Mall in Omaha, Nebraska. The Company owns a 51% ownership interest in GGP Ivanhoe and Ivanhoe owns the remaining 49% ownership interest. The terms of the stockholders' agreement are similar to those of the GGP Ivanhoe III and GGP Ivanhoe IV stockholders' agreements.

TOWN EAST MALL / QUAIL SPRINGS MALL

The Company owns a 50% interest in Town East Mall, located in Mesquite, Texas and a 50% interest in Quail Springs Mall in Oklahoma City, Oklahoma. The Company shares in the profits and losses, cash flows and other matters relating to Town East Mall and Quail Springs Mall in accordance with its ownership percentage.

CIRCLE T

The Company, through a wholly-owned subsidiary, owns a 50% general partnership interest in Westlake Retail Associates, Ltd. ("Circle T"). AIL Investment, LP, an affiliate of Hillwood Development Company, ("Hillwood") is the limited partner of Circle T. Circle T is currently developing the Circle T Ranch Mall, a regional mall in Dallas, Texas, scheduled for completion in 2006 as discussed in
Note 2. Development costs are expected to be funded by a construction loan to be obtained by the joint venture and capital contributions by the joint venture partners. As of September 30, 2003, the Company has made contributions of approximately $18,120 to the project for pre-development costs and Hillwood has contributed approximately $11,170, mostly in the form of land costs and related pre-development costs. As certain major decisions concerning Circle T must be made jointly by the Company and Hillwood, the Company is accounting for Circle T using the equity method.

                                    20 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

SUMMARIZED COMBINED FINANCIAL INFORMATION OF UNCONSOLIDATED REAL ESTATE
AFFILIATES

The following is summarized financial information for the Company's Unconsolidated Real Estate Affiliates as of September 30, 2003 and December 31, 2002 and for the periods ended September 30, 2003 and 2002.

BALANCE SHEETS - UNCONSOLIDATED REAL ESTATE AFFILIATES

                                                  SEPTEMBER 30, 2003   DECEMBER 31, 2002
                                                  ------------------   -----------------
Assets
     Land                                         $          495,995   $         558,748
     Buildings and equipment                               4,843,380           5,425,522
     Less accumulated depreciation                          (634,060)           (558,148)
     Developments in progress (*)                             92,809              59,213
                                                  ------------------   -----------------
       Net property and equipment                          4,798,124           5,485,335
     Investment in unconsolidated joint ventures               9,488              12,520
                                                  ------------------   -----------------
       Net investment in real estate                       4,807,612           5,497,855
     Cash and cash equivalents                                99,749             241,707
     Marketable securities                                         -                 523
     Tenant accounts receivable, net                          77,062              91,586
     Deferred expenses, net                                   84,836              60,614
     Prepaid expenses and other assets                        73,607              70,593
                                                  ------------------   -----------------
     Total assets                                 $        5,142,866   $       5,962,878
                                                  ==================   =================
Liabilities and Stockholders' Equity
     Mortgage notes and other debt payable        $        3,545,109   $       4,074,025
     Accounts payable and accrued expenses                   251,645             289,535
                                                  ------------------   -----------------
                                                           3,796,754           4,363,560
Stockholders' Equity                                       1,346,112           1,599,318
                                                  ------------------   -----------------
     Total liabilities and stockholders' equity   $        5,142,866   $       5,962,878
                                                  ==================   =================

(*) At September 30, 2003 and December 31, 2002, amounts reflected as development in progress includes approximately $29,290 and $28,563, respectively, of assets of the Circle T joint venture.

                                    21 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

STATEMENTS OF OPERATIONS - UNCONSOLIDATED REAL ESTATE AFFILIATES

                                                    THREE MONTHS ENDED        NINE MONTHS ENDED
                                                       SEPTEMBER 30,            SEPTEMBER 30,
                                                     2003       2002          2003        2002
                                                   ---------  ---------     ---------   ---------
Revenues:
     Minimum rents                                 $ 127,458  $ 117,534     $ 417,532   $ 333,975
     Tenant recoveries                                63,557     63,098       209,524     168,868
     Overage rents                                     2,482      1,936         6,655       5,830
     Other                                             3,243      3,040         8,175       6,971
                                                   ---------  ---------     ---------   ---------
          Total revenues                             196,740    185,608       641,886     515,644

Expenses:
     Real estate taxes                                17,809     17,937        60,424      49,619
     Repairs and maintenance                          14,002     12,560        47,527      37,410
     Marketing                                         6,530     10,417        21,305      18,139
     Other property operating costs                   28,861     24,909        90,105      70,427
     Provision for doubtful accounts                   1,511      1,123         2,812       3,230
     Property management and other costs              11,425      9,608        36,189      28,595
     General and administrative                          356        260         1,629         538
     Depreciation and amortization                    38,161     35,436       125,256      99,281
                                                   ---------- ---------     ---------   ---------
          Total expenses                             118,655    112,250       385,247     307,239

Operating income                                      78,085     73,358       256,639     208,405
Interest income                                          883      3,962         3,638      11,185
Interest expense                                     (41,735)   (41,346)     (135,048)   (121,782)
Equity in income of unconsolidated joint ventures      1,096        921         2,827       2,795
                                                   ---------- ---------     ---------   ---------
Net Income                                         $  38,329  $  36,895     $ 128,056   $ 100,603
                                                   =========  =========     =========   =========

NOTE 4 MORTGAGE NOTES AND OTHER DEBT PAYABLE

Mortgage notes and other debt payable reflected in the accompanying consolidated balance sheets at September 30, 2003 and December 31, 2002 consisted of the following:

                                                   SEPTEMBER 30, 2003    DECEMBER 31, 2002
Fixed-Rate debt:
      Mortgage notes payable                       $        3,965,767    $       2,523,701
Variable-Rate debt*:
      Mortgage notes payable                       $        1,260,663    $       1,472,310
      Credit facilities and bank loans             $          828,500    $         596,300
                                                   ------------------    -----------------
      Total Variable-Rate debt                              2,089,163            2,068,610
                                                   ------------------    -----------------
      Total                                        $        6,054,930    $       4,592,311
                                                   ==================    =================

* The Company has entered into certain cash flow hedges as described below related to a portion of this variable rate debt. The effect of these arrangements has not been reflected in the above segregation of variable versus fixed-rate debt.

                                    22 of 44

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

Certain properties are pledged as collateral for the related mortgage notes. Substantially all of the mortgage notes at September 30, 2003 are non-recourse to the Company. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium or a percentage of the loan balance. Certain loans have cross-default provisions and are cross-collateralized. Under certain cross-default provisions, a default under any mortgage notes included in a cross-defaulted package may constitute a default under all such mortgage notes and may lead to acceleration of the indebtedness due on each property within the collateral package. In general, the cross-defaulted properties are under common ownership. However, GGP Ivanhoe debt collateralized by two GGP Ivanhoe centers (totaling $125,000) is cross-defaulted and cross-collateralized with debt (totaling $435,000) collateralized by eleven Wholly-Owned Centers.

VARIABLE RATE DEBT
MORTGAGE NOTES AND OTHER DEBT PAYABLE

Variable rate mortgage notes and other debt payable at September 30, 2003 consist primarily of $492,163 of collateralized mortgage-backed securities, $768,500 of mortgage notes secured by individual properties, and $828,500 of unsecured debt of which $689,000 is outstanding under the Company's 2003 Credit Facility as described below. Approximately $500,000 of the variable rate debt is currently subject to fixed rate swap agreements as described below. The loans bear interest at a rate per annum equal to LIBOR plus 60 to 250 basis points.

COMMERCIAL MORTGAGE-BACKED SECURITIES

In early December 2001, the Operating Partnership and certain Unconsolidated Real Estate Affiliates completed the placement of $2,550,000 of non-recourse commercial mortgage pass-through certificates (the "GGP MPTC"). At inception, the GGP MPTC was collateralized by 27 malls and one office building, including 19 malls owned by certain Unconsolidated Real Estate Affiliates. During February 2003, GGP/Homart repaid approximately $65,000 and the West Oaks Mall was removed from the collateralized group of properties. During June 2003, the Company also repaid an aggregate of approximately $542,000 and removed an additional five properties from the collateralized group of properties. All amounts repaid include a previously negotiated pay-down premium (ranging from 5% to 25% of the applicable allocated principal balance) to secure the release of the property from the collateralized group of properties. The GGP MPTC is comprised of both variable rate and fixed rate notes (approximately $497,016 and $344,740, respectively at September 30, 2003) which require monthly payments of principal and interest. The certificates represent beneficial interests in three loan groups made by three sets of borrowers (GGP/Homart-GGP/Homart II, Wholly-Owned and GGP Ivanhoe III). The original principal amount of the GGP MPTC was comprised of $1,235,000 attributed to the Operating Partnership, $900,000 to GGP/Homart and GGP/Homart II and $415,000 to GGP Ivanhoe III. The three loan groups are comprised of variable rate notes with a 36 month initial maturity (with two no cost 12 month no-cost extension options), variable rate notes with a 51 month initial maturity (with two no cost 18

                                    23 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

month no-cost extension options) and fixed rate notes with a five year maturity. The 36 month variable rate notes bear interest at rates per annum ranging from LIBOR plus 60 to 235 basis points (weighted average equal to 79 basis points), the 51 month variable rate notes bear interest at rates per annum ranging from LIBOR plus 70 to 250 basis points (weighted average equal to 103 basis points) and the five year fixed rate notes bear interest at rates per annum ranging from approximately 5.01% to 6.18% (weighted average equal to 5.38%). The no-cost extension options with respect to the variable rate notes are subject to obtaining extensions of the interest rate protection agreements which were required to be obtained in conjunction with the GGP MPTC. The GGP MPTC yielded approximately $470,000 of net proceeds (including amounts attributed to the Unconsolidated Real Estate Affiliates) which were utilized for other loan repayments and temporary investments in cash equivalents and marketable securities. On closing of the GGP MPTC financing, approximately $94,996 of such proceeds attributable to GGP/Homart and GGP/Homart II were loaned to the Operating Partnership. The $16,596 loan by GGP/Homart was repaid by the Operating Partnership in October 2002. The $78,400 loan by GGP/Homart II currently bears interest at a rate per annum of LIBOR plus 135 basis points on the remaining outstanding balance. Although the loan is currently scheduled to mature on March 31, 2005 (Note 3), the Operating Partnership currently expects to repay this loan in full by the end of 2004.

Concurrent with the issuance of the certificates, the Company purchased interest rate protection agreements (structured to limit the Company's exposure to interest rate fluctuations), and simultaneously an equal amount of interest rate protection agreements were sold to fully offset the effect of these agreements and to recoup a substantial portion of the cost of such agreements. Further, to achieve a more desirable balance between fixed and variable rate debt, the Company initially entered into $666,933 of swap agreements. Approximately $575,000 of such swap agreements were with independent financial services firms and approximately $91,933 was with GGP Ivanhoe III to provide Ivanhoe with only variable rate debt. The notional amounts of such swap agreements decline over time to an aggregate of $25,000 at maturity of the 51 month variable rate loans (assuming both 18 month no-cost extension options are exercised). The swap agreements convert the related variable rate debt to fixed rate debt currently bearing interest at a weighted average rate of 4.66% per annum. Such swap agreements have been designated as cash flow hedges and hedge the Company's exposure to forecasted interest payments on the related variable rate debt. As of July 1, 2003, in conjunction with the acquisition of the remaining 49% of GGP Ivanhoe III, the swap agreements between the Company and GGP Ivanhoe III were cancelled (Note 2).

CREDIT FACILITIES

In conjunction with the 2002 acquisition of JP Realty, an existing $200,000 unsecured credit facility (the "PDC Credit Facility") with a balance of approximately $120,000 was assumed. At December 31, 2002, approximately $130,000 was outstanding on the PDC Credit Facility, all of which was repaid in 2003 primarily from the proceeds from a new credit facility obtained in April 2003 described below. The PDC Credit Facility had a scheduled maturity of July 2003 and bore interest at the option of the Company at (i) the higher of the federal funds rate plus 50 basis points or the prime rate of Bank One, NA, or (ii) LIBOR plus a spread of 85 to 145 basis points as determined by PDC's credit rating.

In April 2003, the Company reached an agreement with a group of banks to establish a new revolving credit facility and term loan (the "2003 Credit Facility") with initial borrowing availability of approximately $779,000 (which was subsequently increased to approximately $1,250,000). At closing, approximately $619,000 was borrowed under the 2003 Credit Facility, which has a term of three years and provides for partial amortization of the principal balance of the term loan in the second and third years. The proceeds were used to repay and consolidate existing financing including amounts due on the PDC Credit Facility (which was terminated upon repayment), the Term Loan and the JP Realty acquisition loan. The amount outstanding on the 2003 Credit Facility at September 30, 2003 was approximately $689,000. Amounts borrowed under the 2003 Credit Facility bear interest at a rate per annum of LIBOR plus 100 to 175 basis points depending upon the

                                    24 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

Company's leverage ratio. As of September 30, 2003, the applicable weighted average interest rate on the 2003 Credit Facility was 2.46%.

INTERIM FINANCING

In July 2002, in conjunction with the JP Realty acquisition, the Company obtained a new $350,000 loan from a group of banks. The loan was repaid in April 2003 with proceeds from the 2003 Credit Facility described above. The loan bore interest at a rate per annum equal to LIBOR plus 150 basis points and was scheduled to mature on July 9, 2003.

During August 2002, the Company, through Victoria Ward, arranged for an aggregate of $150,000 in loans from two separate groups of banks. On August 23, 2002, the Company borrowed an initial $80,000 and, on September 19, 2002, the Company borrowed an additional $70,000. The two-year loans provide for quarterly partial amortization of principal, bear interest at a rate per annum of LIBOR plus 100 basis points, and require the remaining balance to be paid at maturity (unless extended, under certain conditions, for an additional nine months).

During June 2003, the Company obtained two new acquisition loans of totaling approximately $307,000 for the purchases of Saint Louis Galleria and Coronado Center as described in Note 2. The $176,000 loan collateralized by Saint Louis Galleria currently bears interest at a rate per annum of LIBOR plus 165 basis points and the loan collateralized by Coronado Center (approximately $101,000 as of the date of this report) currently bears interest at a rate per annum of LIBOR plus 91 basis points. Both loans require monthly payments of interest only and are scheduled to mature in five years assuming the exercise by the Company of three one-year, no-cost extension options on each of the loans.

In addition and as described in Note 2, the Company obtained four new acquisition loans totaling approximately $588,250 for the purchases of Lynnhaven Mall, Sikes Senter, The Maine Mall and Glenbrook Square. The loans initially bear interest at LIBOR plus a range of 70 to 125 basis points and generally mature in five years assuming the exercise by the Company of all no-cost extension options.

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

LETTERS OF CREDIT

As of September 30, 2003 and December 31, 2002, the Operating Partnership had outstanding letters of credit of approximately $11,830 and $12,104, respectively, primarily in connection with special real estate assessments and insurance requirements.

                                    25 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

NOTE 5 DISTRIBUTIONS PAYABLE

The following is a chart of the common and preferred distributions for the Company paid in 2003 and 2002. Since the most recent dividend declaration occurred subsequent to September 30, 2003, the amount paid on October 31, 2003 has not been accrued in the accompanying consolidated balance sheet. As described in Note 1, and until redeemed on July 15, 2003, General Growth's preferred stock dividends to its preferred stockholders were in the same amount as the Operating Partnership's distributions to General Growth on the same dates with respect to the Preferred Units held by General Growth.

                                       COMMON DISTRIBUTIONS
------------------------------------------------------------------------------------------------------
                                                                        GENERAL          OPERATING
                                                                        GROWTH          PARTNERSHIP
DECLARATION          AMOUNT PER      RECORD            PAYMENT       STOCKHOLDERS      LIMITED PARTNERS
   DATE                SHARE          DATE              DATE            AMOUNT            AMOUNT
   ----                -----          ----              ----            ------            ------
 10/01/03            $  0.90        10/15/03          10/31/03       $     64,402        $  17,423
 06/09/03               0.72        07/07/03          07/31/03             45,417           13,980
 03/14/03               0.72        04/03/03          04/30/03             45,230           13,994
 12/12/02               0.72        01/06/03          01/31/03             44,937           14,080
 09/17/02               0.72        10/04/02          10/31/02             44,889           14,085
 06/17/02               0.65        07/05/02          07/31/02             40,440           12,722
 03/21/02               0.65        04/15/02          04/30/02             40,346           12,722
 12/10/01               0.65        01/14/02          01/31/02             40,266           12,722

            PREFERRED DISTRIBUTIONS
-----------------------------------------------
  RECORD            PAYMENT          AMOUNT PER
   DATE              DATE              SHARE
   ----              ----              -----
 07/10/03          07/15/03         $  0.5252*
 04/03/03          04/15/03            0.4531
 01/06/03          01/15/03            0.4531
 10/04/02          10/15/02            0.4531
 07/05/02          07/15/02            0.4531
 04/05/02          04/15/02            0.4531
 01/04/02          01/15/02            0.4531

*Final distribution as described in Note 1.

                                    26 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

NOTE 6 COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties. In management's opinion, the liabilities if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial statements of the Company.

The Company leases land or buildings at certain properties from third parties. Consolidated rental expense including participation rent related to these leases was $1,826 and $1,010 for the nine months ended September 30, 2003 and 2002, respectively. The leases generally provide for a right of first refusal in favor of the Company in the event of a proposed sale of the property by the landlord.

The Company periodically enters into contingent agreements for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence and, in the case of property acquired under development, completion of the project.

NOTE 7 DISCONTINUED OPERATIONS - MCCRELESS MALL

On March 31, 2003, the Company sold McCreless Mall in San Antonio, Texas for aggregate consideration of $15,000 (which was paid in cash at closing). The Company recorded a gain of approximately $4,000 for financial reporting purposes on the sale of the mall. McCreless Mall was purchased in 1998 as part of a portfolio of eight shopping centers. Pursuant to SFAS 144, the Company has reclassified the operations of McCreless Mall (approximately $859 in revenues and $292 in net income in the nine months ended September 30, 2003 and approximately $2,878 in revenues and $1,118 in net income in the nine months ended September 30, 2002, respectively) to discontinued operations for the 2003 and 2002 consolidated financial statements and has reflected such amounts net of minority interests.

NOTE 8 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145"). Generally, SFAS 145 has the effect of suspending the treatment of debt extinguishment costs as extraordinary items. SFAS 145 is effective for the year ended December 31, 2003. Accordingly, in the comparative 2002 statements presented in this report, the Company has reclassified to other interest costs approximately $50 of debt extinguishment costs recorded in the nine months ended September 30, 2002 that had been classified under previous accounting standards as extraordinary items.

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

On April 30, 2003 the FASB issued Statement No. 149 ("SFAS 149"), "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under Statement 133. In particular, this Statement clarifies under what circumstances a contract with an initial

                                    27 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

net investment meets the characteristic of a derivative as discussed in Statement 133 and it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and is to be applied prospectively. The implementation of SFAS 149 did not materially change the Company's accounting for the kinds of derivatives that the Company has typically obtained in the course of its regular financing activities.

On May 15, 2003 the FASB issued Statement No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS 150"). The issuance of SFAS 150 was intended to improve the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity. SFAS 150 requires that those instruments be classified as liabilities in statements of financial position and also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. SFAS 150 affects the issuer's accounting for a number of freestanding financial instruments. Most of the guidance in Statement 150 was effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective for the Company at the beginning of the third quarter of 2003. The implementation of SFAS 150 did not have a significant impact on the Company's consolidated financial statements or disclosures.

NOTE 9 PRO FORMA FINANCIAL INFORMATION

Due to the impact of the acquisitions made during 2002 and 2003 as described in
Note 2, historical results of operations may not be indicative of future results of operations. The pro forma condensed consolidated statements of operations for the nine months ended September 30, 2003 include adjustments for the acquisitions made during 2003 as described in Note 2 as if such transactions had occurred on January 1, 2003. The pro forma condensed consolidated statements of operations for the nine months ended September 30, 2002 include adjustments for the acquisitions made during 2003 as described in Note 2 plus the acquisitions made in 2002, as also described in Note 2, as if such transactions had occurred on January 1, 2002. The pro forma information is based upon the historical consolidated statements of operations excluding extraordinary items, cumulative effect of accounting change and income (loss) from discontinued operations and does not purport to present what actual results would have been had the acquisitions, and related transactions, in fact, occurred at the previously mentioned dates, or to project results for any future period.

                                    28 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

                              PRO FORMA INFORMATION

                                                                   Nine Months Ended
                                                                     September 30,
                                                                  2003          2002
                                                                  ----          ----
Total revenues                                                 $ 1,038,343   $   990,894

Expenses:
      Real estate taxes                                             79,108        72,455
      Other property operating                                     321,267       294,237
      Depreciation and amortization                                188,746       172,238
                                                               -----------   -----------
Total Expenses                                                     589,121       538,930
                                                               -----------   -----------
Operating Income                                                   449,222       451,964

Interest expense, net                                             (229,264)     (226,387)
Income allocated to minority interests                             (85,007)      (82,393)
Equity in income of unconsolidated affiliates                       61,980        47,150
                                                               -----------   -----------
Pro forma net income (a)                                           196,931       190,334
Pro forma convertible preferred stock dividends                    (13,030)      (18,351)
                                                               -----------   -----------
Pro forma net income available to common stockholders (a)      $   183,901   $   171,983
                                                               ===========   ===========
Pro forma earnings per share - basic (b)                       $      2.82   $      2.77
Pro forma earnings per share - diluted (b)                     $      2.71   $      2.76

(a) The pro forma adjustments include management fee and depreciation modifications and adjustments to give effect to the acquisitions activity described above.

(b) Pro forma basic earnings per share are based upon weighted average common shares of 65,283,370 for 2003 and 62,120,878 for 2002. Pro forma diluted per share amounts are based on the weighted average common shares and the effect of dilutive securities (stock options, and for 2003, PIERS) outstanding of 71,500,041 for 2003 and 62,272,738 for 2002.

                                    29 of 44

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

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation):

   -   general industry and economic conditions

   -   interest rate trends

   -   cost of capital and capital requirements

   -   availability of real estate properties

   -   inability to consummate acquisition opportunities

   - competition from other companies and venues for the sale/distribution of goods and services

   -   changes in retail rental rates in the Company's markets

   -   shifts in customer demands

   -   tenant bankruptcies or store closures

   -   changes in vacancy rates at the Company's properties

   - changes in operating expenses, including employee wages, benefits and training

   -   governmental and public policy changes

   - changes in applicable laws, rules and regulations (including changes in tax laws)

   -   the ability to obtain suitable equity and/or debt financing

   - the continued availability of financing in the amounts and on the terms necessary to support the Company's future business

SEASONALITY

The shopping center business is seasonal in nature. Mall stores typically achieve higher sales levels during the fourth quarter because of the holiday selling season, and with lesser, though still significant, sales fluctuations associated with the Easter holiday and back-to-school events. Although the Company has a year-long temporary leasing program, a significant portion of the rents received from short-term tenants are

                                    30 of 44

                         GENERAL GROWTH PROPERTIES, INC.

collected during the months of November and December. Thus, occupancy levels and revenue production are generally highest in the fourth quarter of each year and lower during the first and second quarters of each year.

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

INITIAL VALUATIONS AND ESTIMATED USEFUL LIVES OR AMORTIZATION PERIODS FOR PROPERTY AND INTANGIBLES:

Upon acquisition of an investment property, the Company makes an initial assessment of the initial valuation and composition of the assets and liabilities acquired. These assessments consider fair values of the respective assets and liabilities and are determined based on estimated future cash flows using appropriate discount and capitalization rates and other commonly accepted valuation techniques. The estimated future cash flows that are used for this analysis reflect the historical operations of the property, known trends and changes expected in current market and economic conditions which would impact the property's operations, and the Company's plans for such property. These estimates of cash flows and valuations were particularly important given the application of SFAS 141 and 142 (Note 1) for the allocation of purchase price between land, buildings and improvements and other identifiable intangibles. If events or changes in circumstances concerning the property occur, this may indicate that the carrying values or amortization periods of the assets and liabilities may need to be adjusted. The resulting recovery analysis also depends on an analysis of future cash flows to be generated from the property's assets and liabilities. Changes in the Company's overall plans and its views on current market and economic conditions may have a significant impact on the resulting estimated future cash flows of a property that are analyzed for these purposes. As the resulting cash flows are, under current accounting standards, the basis for the carrying values of the assets and liabilities and any subsequent impairment losses recognized, the impact of these estimates on the Company's operations could be substantial. For example, the net consolidated carrying value of the land, buildings and other assets, net of identifiable intangible liabilities, at September 30, 2003 for acquisitions completed by the Company in 2003 was approximately $1.64 billion.

RECOVERABLE AMOUNTS OF RECEIVABLES AND OTHER ASSETS:

The Company makes periodic assessments of the collectability of receivables and the recoverability of other assets based on a specific review of the risk of loss on specific accounts or amounts. This analysis places particular emphasis on past-due accounts and considers information such as, among other things, the nature and age of the receivables, the payment history and financial condition of the debtor and the basis for any disputes or negotiations with the debtor. The resulting estimate of any allowance or reserve related to the recovery of these items is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on such debtors.

                                    31 of 44

                         GENERAL GROWTH PROPERTIES, INC.

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

CERTAIN INFORMATION ABOUT THE COMPANY PORTFOLIO

As of September 30, 2003, the Company owned 100% of the Wholly-Owned Centers, 50% of the common stock of GGP/Homart, 50% of the membership interests in GGP/Homart II, 50% of the membership interests in GGP/Teachers, 51% of the common stock of GGP Ivanhoe, 51% of the common stock of GGP Ivanhoe IV and 50% of Quail Springs Mall and Town East Mall. As of September 30, 2003, GGP/Homart owned interests in twenty-two shopping centers, GGP/Homart II owned interests in ten shopping centers, GGP/Teachers owned interests in five shopping centers, GGP Ivanhoe owned interests in two shopping centers, and GGP Ivanhoe IV owned an interest in one shopping center (collectively, with the Wholly-Owned Centers, Quail Springs Mall and Town East Mall, the "Company Portfolio"). The following data on the Company Portfolio is for 100% of the non-anchor GLA of the centers, excluding centers currently being redeveloped and/or remerchandised.

On September 30, 2003, the Mall Store and Freestanding Store portions of the centers in the Company Portfolio which were not undergoing redevelopment were approximately 90.7% occupied as of such date, representing a 2.0% increase in the occupancy percentage which existed on September 30, 2002, but representing a decrease in occupancy percentage of 0.3% as compared to December 31, 2002. Such minor occupancy declines are typical of the usual retail cycle and the decline in 2003 is less than the first and second quarter declines in 2002 as compared to December 31, 2001.

Total annualized Mall Store sales averaged $354 per square foot for the Company Portfolio in the nine months ended September 30, 2003. Tenant sales per square foot as of September 30, 2003 increased by 2.1% compared to the same period in 2002. Sales directly impact the amount of percentage rents certain tenants and anchors pay. Comparable Mall Store sales are sales of those tenants that were open the previous 12 months. Therefore, comparable Mall Store sales in the nine months ended September 30, 2003 are of those tenants that were operating in the nine months ended September 30, 2002. Comparable Mall Store sales in the nine months ended September 30, 2003 decreased by 0.5% as compared to the same period in 2002. While the Company's sales statistics have recently shown improvement, the sales environment remains challenging and there is no assurance that these trends will continue.

Annualized average base rent per square foot for all mall tenants at the Company's comparable centers was $30.98 for the three months ended September 30, 2003, compared to $29.48 for the three months ended September 30, 2002. As leases have expired in the malls, the Company has generally been able to lease the available space. In periods of increasing sales, rents on new leases will tend to rise as tenants' expectations of future growth become more optimistic. In periods of slower growth or declining sales, rents on new leases will grow more slowly or may decline for the opposite reason. However, many of the leases expire each year which may enable the Company to replace or renew such expiring leases with new leases at higher base and/or percentage rents, if rents under the expiring leases are below the then-existing market rates.

The average Mall Store rent per square foot from leases that expired in the nine months ended September 30, 2003 was $26.70. The Company Portfolio benefited from increasing rents inasmuch as the average Mall Store rent per square foot on new and renewal leases executed during this same period was $33.62, or $6.92 per square foot above the average for expiring leases. This spread may not be indicative of future periods, as this

                                    32 of 44

                         GENERAL GROWTH PROPERTIES, INC.

statistic is not computed on comparable tenant spaces, and can vary significantly from quarter to quarter depending on the total amount, location, and average size of tenant space opening and closing in the period.

Company revenues are primarily derived from tenants in the form of fixed minimum rents, overage rents and recoveries of operating expenses. Inasmuch as the Company's consolidated financial statements reflect the use of the equity method to account for its investments in GGP/Homart, GGP/Homart II, GGP/Teachers, GGP Ivanhoe, GGP Ivanhoe IV, Quail Springs Mall and Town East Mall, the discussion of results of operations of the Company below relates primarily to the revenues and expenses of the Wholly-Owned Centers and GGMI. In addition, the Victoria Ward Assets were acquired in May 2002, the JP Realty Assets were acquired in July 2002, Prince Kuhio Plaza was acquired in August 2002, Pecanland Mall was acquired in September 2002, Southland Mall was acquired in December 2002, Peachtree Mall was acquired in April 2003, Saint Louis Galleria and Coronado Center were acquired in June 2003, the 49% ownership interest in GGP Ivanhoe III was acquired in July 2003, resulting in the reclassification of the seven properties owned by GGP Ivanhoe III as wholly-owned, and Lynnhaven Mall was acquired in August 2003. The effect of the acquisitions on the results of the Company's operations is included in the following discussions. McCreless Mall, which was sold in March 2003, is included in discontinued operations, net of minority interest for the three and nine months ended September 30, 2003 and 2002, and accordingly is excluded from the following discussions.

RESULTS OF OPERATIONS OF THE COMPANY
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Total revenues for the three months ended September 30, 2003 were $327.4 million, an increase of $69.9 million or 27.1% from $257.5 million in the three months ending September 30, 2002. The acquisitions in 2003 and 2002, as discussed in the notes above, accounted for $66.4 million or 95.0% of the increase. Minimum rents for the three months ended September 30, 2003 were $205.0 million, compared to $156.1 million for the same period in 2002, a 31.3% or $48.9 million increase. Of the $48.9 million increase in minimum rents for 2003 as compared to 2002, $36.8 million was due to 2003 and 2002 acquisitions with the remaining amount attributable to increased rents from higher occupancies, higher base rents from lease renewals, as well as increased specialty leasing activities. Tenant recoveries increased $17.3 million or 25.0% from $69.3 million in the 2002 third quarter to $86.6 million in the 2003 third quarter, with the malls acquired in the 2003 and 2002 representing virtually all of this increase.

Total expenses, including depreciation and amortization, increased from $141.3 million for the three-month period ended September 30, 2002 to $183.7 million for the same period in 2003. This increase of $42.4 million or 30.0% includes $37.6 million as a result of the 2003 and 2002 acquisitions, with the balance from properties owned for the entire time during the third quarters in 2003 and 2002. Of all the expenses categories that showed increases, the areas which experienced the most increases include real estate taxes, from $16.4 million to $23.9 million, an increase of $7.5 million or 45.7%; repairs and maintenance, from $16.1 million to $20.6 million, an increase of $4.5 million or 28.0%; property operating costs which include contract services, utilities, insurance and administrative expenses, increased $9.1 million or 29.6% from $30.7 million to $39.8 million; depreciation and amortization, increased $15.8 million or 34.4%, from $45.9 million to $61.7 million; as well as provision for doubtful accounts, which increased $1.4 million or 175% from $0.8 million to $2.2 million. Portions of such increases in operating expenses are recoverable from tenants pursuant to the terms of their leases.

Interest expense for the three months ended September 30, 2003 was $74.7 million, a $14.6 million or 24.3% increase from $60.1 million for the three-month period ended September 30, 2002. Substantially all of this increase is attributable to the 2003 and 2002 acquisition financing.

                                    33 of 44

                         GENERAL GROWTH PROPERTIES, INC.

Equity in income of unconsolidated affiliates in the three months ended September 30, 2003 increased by $1.7 million or 10.2% from $16.6 million to $18.3 million. Net income increased $10.8 million or 21.3% from $50.6 million to $61.4 million mainly due to 2003 and 2002 acquisitions.

RESULTS OF OPERATIONS OF THE COMPANY
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Total revenues for the nine months ended September 30, 2003 were $885.9 million, an increase of $215.7 million or 32.2% from $670.2 million in the three months ended September 30, 2002. The acquisitions in 2003 and 2002 accounted for $172.1 million or 79.8% of this increase. Minimum rents for the nine months ended September 30, 2003 were $548.4 million, compared to $399.3 million for the comparable period of 2002. The 37.3% or $149.1 million increase was in large part due to 2003 and 2002 acquisitions which accounted for 70.7% or $105.4 million of this change. The remaining increases resulted from higher 2003 occupancy levels, rents from Fallbrook Mall which was under development during most of 2002, higher rents from lease renewals and additional specialty leasing activities. Tenant recoveries increased $54.6 million or 29.7% from $183.6 million to $238.2 million in the nine months ended September 30, 2002 and 2003 respectively. While the recently-acquired malls contributed $45.9 million or 84.1% of the increase, the remainder was from malls owned by the Company during all of 2002 and 2003. The increase was also due to higher occupancy levels in 2003, thus yielding higher recovery rates.

Total expenses, including depreciation and amortization, increased from $380.3 million for the nine-month period ended September 30, 2002 to $515.7 million for the same period in 2003, an increase of $135.4 million or 35.6%. The acquisitions contributed $87.5 million or 64.6% of the increase, with the remainder being primarily the result of operations of malls owned by the Company during all of 2002 and 2003.

The expense categories showing the more significant increases included real estate taxes, in which new acquisitions accounted for 67.8% or $14.1 million of the $20.8 million increase between the first nine months in 2003 and the same period in 2002, with balances of $64.5 million and $43.7 million respectively. Repairs and maintenance increased 31.1%, or $13.5 million from $43.4 million to $56.9 million, with the acquisitions accounting for $11.4 million or 84.4% of the change. This was also true for marketing expenses, which increased $6.8 million or 36.8% from $18.5 million to $25.3 million, with $5.2 million or 76.5% attributed to acquisitions. Of the increases between the first nine months in 2003 and 2002, property and liability insurance expenses for the entire portfolio experienced the highest percentage of increase of almost 240.3% or $42.3 million from $17.6 million.

Interest expense for the nine months ended September 30, 2003 was $199.6 million, an increase of $42.6 million or 27.1% from $157.0 million in 2002. Of this increase, $30.7 million or 72.1% was due to acquisitions, while $6.2 million or 14.6% was due to additional financing, including the unsecured revolving credit facility as described in Note 4, obtained in 2003.

Equity in income of unconsolidated affiliates in the nine months ended September 30, 2003 increased by $16.9 million or 37.7% from $44.8 million to $61.7 million. Net income increased $35.1 million or 27.2% from $128.9 million to $164.0 million, mainly due to 2003 and 2002 acquisitions.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

As of September 30, 2003, the Company held approximately $138 million of unrestricted cash and cash equivalents. The liquidity of the Company is derived primarily from its leases that generate positive net cash flow from operations and distributions from unconsolidated real estate affiliates. The Company uses operating cash flow as the principal source of internal funding for short-term liquidity and capital needs such as tenant construction allowances and minor improvements made to individual properties that are not recoverable through common area maintenance charges to tenants. External funding alternatives for longer-term liquidity

                                    34 of 44

                         GENERAL GROWTH PROPERTIES, INC.

needs such as acquisitions, new development, expansions and major renovation programs at individual centers include:

   -   Construction loans

   -   Mini-permanent loans

   -   Long-term project financing

   -   Joint venture financing with institutional partners

   -   Operating Partnership level or Company level equity investments

   -   Unsecured Company level debt

   -   Secured loans collateralized by individual shopping centers

In this regard, in March 2003 the Company arranged the 2003 Credit Facility (Note 4) to replace a previously existing unsecured credit facility with a total available commitment of $200 million and with an outstanding balance of approximately $110 million. The 2003 Credit Facility was finalized in April 2003 with initial borrowing availability of approximately $779 million (which was subsequently increased to approximately $1.25 billion). At closing, approximately $619 million was borrowed under the 2003 Credit Facility, which has a term of three years and provides for partial amortization of the principal balance of the term loan in the second and third years. As of September 30, 2003, the Company believes it is in compliance with any restrictive covenants (Note 4) contained in its various financing arrangements.

In addition, the Company considers its Unconsolidated Real Estate Affiliates as potential sources of short and long-term liquidity. In this regard, the Company has net borrowings (in place of distributions) at September 30, 2003 of $19.6 million from GGP/Homart II. The remaining $4.7 million on a loan from GGP/Homart was repaid in April 2003. The $19.6 million currently borrowed from GGP/Homart II bears interest at a rate per annum of LIBOR plus 135 basis points, and is due March 31, 2005. Such remaining loaned amount represents a portion of the GGP/Homart II net proceeds of the GGP MPTC and other recent financings and have been and are expected to be fully repaid from future operating distributions from GGP/Homart II (Note 3). Also, in order to maintain its access to the public equity and debt markets, the Company has a currently effective shelf registration statement under which up to $2 billion in equity or debt securities may be issued from time to time. Finally, in April 2003, the Company obtained a revolving credit facility and term loan as described below.

On October 1, 2003, the Company's Board of Directors approved an amendment to the Company's Charter to effectuate a three-for-one split of the Common Stock, increase the number of authorized shares of common stock from 210 million to 875 million shares and change the par value of the Common Stock from $.10 to $.01 per share. The Charter amendment is subject to shareholder approval, which will be sought at a November 20, 2003 special shareholder meeting. If approved by the shareholders, the record date for the stock split is expected to be November 20, 2003 with a distribution date of December 5, 2003. When the change in par value becomes effective, it will result in an approximate $5 million reclassification of common stock-par value to additional paid-in capital. In addition, the Operating Partnership currently has approximately 19 million common units outstanding that may be exchanged by their holders, under certain circumstances, for shares of Common Stock on a one-for-one basis. These common units are also expected to be split on a three-for-one basis so that they continue to be exchangeable on a one-for-one basis into shares of Common Stock. In subsequent consolidated financial statements, all previous per share disclosure amounts will be restated to reflect the stock split.

As of September 30, 2003, the Company had consolidated debt of approximately $6.0 billion, of which approximately $4.4 billion is comprised of debt bearing interest at fixed rates (after taking into effect certain interest rate swap agreements described below), with the remaining approximately $1.6 billion bearing interest at variable rates. In addition, the Company's pro rata share of the debt of the Unconsolidated Real Estate Affiliates was approximately $1.9 billion, of which approximately $1.2 billion is comprised of debt bearing interest at fixed rates (after taking into effect certain interest rate swap agreements), with the remaining approximately $731.5 million bearing interest at variable rates. Except in instances where certain Wholly-

                                    35 of 44

                         GENERAL GROWTH PROPERTIES, INC.

Owned Centers are cross-collateralized with the Unconsolidated Centers, or the Company has retained a portion of the debt of a property when contributed to an Unconsolidated Real Estate Affiliate (Note 3), the Company has not otherwise guaranteed the debt of the Unconsolidated Real Estate Affiliates. Reference is made to Notes 5 and 12 and Items 2 and 7A of the Company's Annual Report on Form 10-K for additional information regarding the Company's debt and the potential impact on the Company of interest rate fluctuations.

At September 30, 2003, the Company had direct or indirect ("pro rata") mortgage and other debt of approximately $7.9 billion (excluding a market value purchase price adjustment of debt of approximately $5.8 million related to the JP Realty acquisition and reflecting a reduction in the debt of certain consolidated former JP Realty ventures by approximately $24.2 million to reflect the minority partners' share of such debt of such ventures). Management of the Company believes this pro rata presentation provides important detail relating to the financial position of the centers owned by the Unconsolidated Real Estate Affiliates.

The following table reflects the maturity dates of the Company's pro rata debt and the related interest rates, after the effect of the current swap agreements of the Company as described in Note 4.

                             COMPANY PORTFOLIO DEBT
             MATURITY AND CURRENT AVERAGE INTEREST RATE SUMMARY (a)
                            AS OF SEPTEMBER 30, 2003

                             (Dollars in Thousands)

                         WHOLLY-OWNED           UNCONSOLIDATED                COMPANY
                          CENTERS                CENTERS (b)                PORTFOLIO DEBT
                  ------------------------   ---------------------     -----------------------
                                   CURRENT                 CURRENT                   CURRENT
                                   AVERAGE                 AVERAGE                   AVERAGE
                    MATURING      INTEREST    MATURING    INTEREST      MATURING     INTEREST
 YEAR               AMOUNT(a)     RATE (c)    AMOUNT(a)   RATE (c)      AMOUNT(a)     RATE (c)
 ----             ------------    --------   -----------  --------     -----------   ---------
2003              $          -          -    $    98,000    2.34%      $    98,000     2.34%
2004                   458,684      4.58%         87,147    4.89%          545,831     4.63%
2005                   387,000      4.75%        120,829    5.61%          507,829     4.96%
2006                   962,351      4.92%        186,611    7.23%        1,148,962     5.30%
2007                   486,816      4.86%        558,819    2.37%        1,045,635     3.53%

Subsequent           3,730,103      5.04%        833,422    5.30%        4,563,525     5.09%
                  ------------    --------   -----------  --------     -----------   ---------

Total             $  6,024,954      4.95%    $ 1,884,828    4.47%      $ 7,909,782     4.84%
                  ============   =========   ===========  ========     ===========   =========

Variable Rate     $  1,589,164      2.43%    $   731,464    2.12%      $ 2,320,628     2.33%
Fixed Rate           4,435,790      5.86%      1,153,364    5.97%        5,589,154     5.88%
                  ------------    --------   -----------  --------     -----------   ---------

Total             $  6,024,954      4.95%    $ 1,884,828    4.47%      $ 7,909,782     4.84%
                  ============   =========   ===========  ========     ===========   =========

   (a) Excludes principal amortization.

   (b) Unconsolidated centers debt reflects the Company's share of debt (either retained (Note 3) or based on its respective equity ownership interests in the Unconsolidated Real Estate Affiliates) relating to the properties owned by the Unconsolidated Real Estate Affiliates.

   (c) For variable rate loans, the interest rate reflected is the actual annualized weighted average rate for the variable rate debt outstanding during the nine months ended September 30, 2003.

Reference is made to Note 4 and Item 3 below for additional information regarding the Company's debt and the potential impact on the Company of interest rate fluctuations.

                                    36 of 44

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

In April 2003, the Company reached an agreement with a group of banks to establish a new revolving credit facility and term loan (the "2003 Credit Facility") with initial borrowing availability of approximately $779 million (which was subsequently increased to approximately $1.25 billion). At closing, approximately $619 million was borrowed under the 2003 Credit Facility, which has a term of three years and provides for partial amortization of the principal balance of the term loan in the second and third years. The proceeds were used to repay and consolidate existing financing including amounts due on the PDC Credit Facility, the Term Loan and the JP Realty acquisition loan. Amounts borrowed under the 2003 Credit Facility bear interest at a rate per annum of LIBOR plus 100 to 175 basis points depending upon the Company's leverage ratio. The balance at September 30, 2003 on the revolving credit facility was $0 and the term loan was $689.0 million.

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

On June 12, 2003, the Company acquired Coronado Center, a two-level mall containing approximately 1.2 million square feet of gross leaseable area, in Albuquerque, New Mexico. The purchase price was approximately $175 million and was funded by cash borrowed from the Company's revolving line of credit and by an approximately $131 million acquisition loan which matures in October of 2005 and bore interest at a rate per annum of LIBOR plus 85 basis points. In September 2003, $30 million was paid down and the loan now bears interest at a rate per annum of LIBOR plus 91 basis points (Note 2).

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

                                    37 of 44

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

On July 1, 2003, the Company obtained an aggregate of five new mortgage loans on sixteen previously unencumbered properties. Visalia Mall was financed with a new non-recourse $49.0 million loan which matures in January of 2010 and bears interest at a rate per annum of 3.777%. Boise Towne Plaza was financed with a new non-recourse $12.1 million loan which matures in July of 2010 and bears interest at a rate per annum of 4.699%. A new non-recourse loan of approximately $38.5 million, cross-collateralized by a group of nine retail properties (Austin Bluffs Plaza, Division Crossing, Fort Union Plaza, Halsey Crossing, Orem Plaza-Center Street, Orem Plaza-State Street, River Pointe Plaza, Riverside Plaza and Woodlands Village), was obtained. This mortgage loan bears interest a rate per annum of 4.396% and is scheduled to mature in April of 2009. A new non-recourse loan of approximately $29.4 million, collateralized by the Gateway Crossing and the University Crossing retail properties, was obtained which matures in July of 2010 and bears interest at a rate per annum of 4.699%. Finally, a new non-recourse loan of approximately $87 million, collateralized by the Animas Valley, Grand Teton and Salem Center retail properties, was obtained which matures in July of 2008 and bears interest at a rate per annum of 3.564%.

On July 31, 2003, the Company obtained a new long-term fixed rate non-recourse mortgage loan collateralized by The Meadows Mall. The new $112 million loan, bearing interest at a rate per annum of 5.45282%, matures in August 2013, and replaced a previously existing $59.6 million mortgage loan.

On August 27, 2003, the Company acquired Lynnhaven Mall, an enclosed mall in Virginia Beach, Virginia for approximately $256.5 million. The consideration (after certain prorations and adjustments) was paid in the form of cash borrowed under an existing unsecured credit facility and a $180 million acquisition loan. The acquisition loan currently bears interest at a rate per annum of LIBOR plus 125 basis points and has a term of five years (assuming the exercise by the Company of all no-cost extension options).

On October 14, 2003, the Company completed the acquisition of Sikes Senter, a 675,000 square foot enclosed mall located in Wichita Falls, Texas. The purchase price was approximately $61 million, which was paid at closing with a five-year acquisition loan (assuming the exercise by the Company of all no-cost extension options) of approximately $41.5 million (bearing interest at a rate per annum of LIBOR plus 70 basis points), and the balance from cash on hand and borrowings under the Company's credit facilities.

On October 29, 2003, the Company acquired The Maine Mall, a two-level mall containing approximately 1.1 million square feet of gross leaseable area, in Portland, Maine. The purchase price was approximately $270 million which was funded by cash on hand, including proceeds from refinancings of existing long-term financing and an approximately $202.5 million 5-year acquisition loan (assuming the exercise by the Company of all no-cost extension options) which bears interest at a rate per annum of LIBOR plus 92 basis points (Note 2).

On October 31, 2003, the Company acquired Glenbrook Square, a two-level mall containing approximately 1.2 million square feet of gross leaseable area, in Fort Wayne, Indiana. The purchase price was approximately $219 million and was funded by cash borrowed from the Company's revolving line of credit and by an

                                    38 of 44

                         GENERAL GROWTH PROPERTIES, INC.

approximately $164 million 5-year acquisition loan (assuming the exercise by the Company of all no-cost extension options) which bears interest at a rate per annum of LIBOR plus 80 basis points (Note 2).

In addition, certain Unconsolidated Real Estate Affiliates completed significant investment and financing transactions since December 31, 2002, as summarized as follows:

On February 14, 2003, GGP/Homart purchased from the holder the portion of the GGP MPTC financing (approximately $65 million) attributable to the West Oaks Mall, a property 100% owned by GGP/Homart. In October 2003, a new $76 million loan which matures in August 2013 and bears interest at a rate per annum of 5.2515% was obtained.

In March 2003, the Company, through GGP/Homart, refinanced the Pembroke Lakes Mall $84 million mortgage with a new long-term mortgage loan. The new $144 million loan is comprised of two notes, both of which mature in April 2013 and for which the weighted average interest rate per annum is 4.94%.

Also in March 2003, the Company, through GGP/Homart, made a $50 million repayment on the GGP/Homart and GGP/Homart II term loans and repaid the $43.8 million mortgage secured by Columbiana Centre. An additional pay-down of approximately $10.8 million was made in October 2003 on the GGP/Homart II loan. A new $72 million mortgage loan, collateralized by the Columbiana Centre, was obtained in April 2003. The new loan, maturing in May 2008, provides for periodic amortization of principal and interest and bears interest at a rate per annum of 4.13%.

In May 2003, the $19.2 million 7.65% mortgage loan (originally scheduled to mature in September 2003) collateralized by Bay City Mall was repaid by GGP/Homart. GGP/Homart currently plans to obtain replacement financing secured by the property in late 2003 or early 2004.

Net cash provided by operating activities was $336.0 million in the first nine months of 2003, an increase of $42.5 million from $293.5 million in the same period in 2002, primarily due to increased earnings in 2003 as a result of properties acquired in 2002 and 2003 including unconsolidated affiliates as discussed above.

Net cash used by investing activities was $971.6 million in the first nine months of 2003 compared to $725.1 million of cash used in the first nine months of 2002. Cash flows from investing activities were impacted by the higher volume of acquisition and development activity for the consolidated real estate properties in the first nine months of 2003 as compared to the first nine months in 2002 as further described in Note 2. This use of cash for investing activity in 2002 was partially offset by the sale of the Company's $155 million of marketable securities in May 2002.

Financing activities represented a source of cash of $720.3 million in the first nine months of 2003, compared to a source of cash of $295.6 million in 2002. A major contributing factor to the variance in the cash provided from financing activity is that financing from mortgages and other debt, net of repayments of principal on mortgage debt, yielded an additional $934.9 million in the first nine months of 2003 versus $414.9 million in the first nine months of 2002.

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

                                    39 of 44

                         GENERAL GROWTH PROPERTIES, INC.

financings or refinancings will provide adequate liquidity to conduct its operations, fund general and administrative expenses, fund operating costs and interest payments and allow distributions to General Growth preferred and common stockholders in accordance with the requirements of the Internal Revenue Service.

ECONOMIC CONDITIONS

In recent years, the retail sector has been experiencing declining growth due to layoffs, eroding consumer confidence, falling stock prices, the war in Iraq, the September 11, 2001 terrorist attacks and threats of additional terrorism. Although the 2002 holiday season was generally stronger than economists' predictions, the retail sector and the economy as a whole remains weak. Such reversals or reductions in the retail market adversely impact the Company as demand for leaseable space is reduced and rents computed as a percentage of tenant sales declines. In addition, a number of local, regional and national retailers, including tenants of the Company, have voluntarily closed their stores or filed for bankruptcy protection during the last few years. Most of the bankrupt retailers reorganized their operations and/or sold stores to stronger operators. Although some leases were terminated pursuant to the lease cancellation rights afforded by the bankruptcy laws, the impact on Company earnings was negligible. In some instances, bankruptcies and store closings may create opportunities for the Company to release spaces at higher rents to tenants with better sales performance. The Company has demonstrated an ability to successfully release anchor and in line store space during soft economic cycles. In addition, some of the risk of economic downturn is mitigated by the Company's geographical diversity. In addition, the diverse combination of the Company's tenants is important because no single tenant comprises more than 1.54% of the Company's annualized total rents.

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

The Company has over the past 18 months experienced a significant increase in the market price of its Common Stock. Accordingly, all options granted to date under its incentive stock plans that vest based on the market price of the Common Stock have vested. Such vesting caused the recognition of approximately $3.4 million of additional compensation expense in the first quarter 2002, approximately $3.9 million in the second quarter 2002, approximately $4.4 million in the third quarter of 2002 and approximately $4.9 million in the second quarter of 2003 as described above and in Note 1. Further increases in the stock price resulted in the October 2003 vesting of additional options, which will cause the recognition of approximately $7.1 million in additional compensation cost in the fourth quarter of 2003. In addition, the Company adopted SFAS 123 for future grants of Common Stock options in 2002 as more fully discussed in Note 1.

                                    40 of 44

                         GENERAL GROWTH PROPERTIES, INC.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As described in Note 8, the FASB, has issued certain statements, which are effective for the current or subsequent year. The Company does not expect a significant impact on its annual reported operations due to the application of such new statements.

                                    41 of 44

                         GENERAL GROWTH PROPERTIES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not entered into any transactions using derivative commodity instruments. The Company is subject to market risk associated with changes in interest rates. Interest rate exposure is principally limited to the $2.1 billion of debt of the Company outstanding at September 30, 2003 that is priced at interest rates that vary with the market. However, $500.0 million of such floating rate consolidated debt is subject to interest rate swap agreements, the effect of which is to fix the interest rate the Company is required to pay on such debt to approximately 4.66% per annum. Therefore, a 25 basis point movement in the interest rate on the remaining approximately $1.6 billion of variable rate debt would result in an approximately $4.0 million annualized increase or decrease in consolidated interest expense and cash flows. The remaining debt is fixed rate debt. In addition, the Company is subject to interest rate exposure as a result of the variable rate debt collateralized by the Unconsolidated Real Estate Affiliates for which similar interest rate swap agreements have not been obtained. The Company's share (based on the Company's respective equity ownership interests in the Unconsolidated Real Estate Affiliates) of such variable rate debt was approximately $731.5 million at September 30, 2003. A similar 25 basis point annualized movement in the interest rate on the variable rate debt of the Unconsolidated Real Estate Affiliates would result in an approximately $1.8 million annualized increase or decrease in the Company's equity in the income and cash flows from the Unconsolidated Real Estate Affiliates. The Company is further subject to interest rate risk with respect to its fixed rate financing in that changes in interest rates will impact the fair value of the Company's fixed rate financing. The Company has an ongoing program of refinancing its consolidated and unconsolidated variable and fixed rate debt and believes that this program allows it to vary its ratio of fixed to variable rate debt and to stagger its debt maturities to respond to changing market rate conditions. Reference is made to Item 2 above and Note 4 for additional debt information.

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

                                    42 of 44

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

1. Current Report on Form 8-K dated July 14, 2003, as amended September 12, 2003, describing the acquisitions of Saint Louis Galleria, Coronado Center, the 49% interest in GGP Ivanhoe III, Inc. and including certain historical and proforma financial information.

2.   Current Report on Form 8-K dated July 29, 2003 furnishing to the SEC under
     Item 9 the press release describing the Company's results of operations for its second quarter ended June 30, 2003.

                                    43 of 44

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        GENERAL GROWTH PROPERTIES, INC.
                                                  (Registrant)

Date: November 7, 2003                  by: /s/: Bernard Freibaum
                                            ------------------------------------
                                             Bernard Freibaum
                                             Executive Vice President and
                                             Chief Financial Officer
                                             (Principal Accounting Officer)

                                    44 of 44