Form 10-K
period 2003-12-31
GENERAL GROWTH PROPERTIES INC
filed 2004-03-12
CIK 895648

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

(MARK ONE)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the fiscal year ended December 31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from___________ to _________

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

                 (312) 960-5000
                 --------------
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

        TITLE OF EACH CLASS            NAME OF EACH EXCHANGE ON WHICH REGISTERED
        -------------------            -----------------------------------------
    Common Stock, $.01 par value                New York Stock Exchange

   Preferred Stock Purchase Rights              New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act: None

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
       YES [X]  NO [ ]

[X]    Indicate by check mark if disclosure of delinquent filers pursuant to
       Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
       YES [X]  NO [ ]

       On June 30, 2003, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the shares of Common Stock held by non-affiliates of the registrant was approximately $3.5 billion based upon the closing price of the Common Stock on the New York Stock Exchange composite tape on such date.

       As of March 11, 2004, there were 217,756,631 shares of Common Stock outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual stockholders meeting to be held on May 5, 2004 are incorporated by reference into Part III.

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

As of December 31, 2003, the Company either directly or through the Operating Partnership and subsidiaries (collectively, "the Company") owned 120 operating retail properties (regional malls and community centers), (collectively, the "Consolidated Centers") as well as 100% of General Growth Management, Inc. ("GGMI") and certain other miscellaneous mixed-use commercial business properties and potential development sites.

As of December 31, 2003, the Company holds ownership interests in the following joint ventures, collectively, the "Unconsolidated Real Estate Affiliates", as described in Note 4:

                                                        NUMBER OF REGIONAL   COMPANY
                                             FORMATION    MALL SHOPPING     OWNERSHIP
         LEGAL NAME           VENTURE NAME     DATE          CENTERS        PERCENTAGE
---------------------------  --------------  ---------  ------------------  ----------
GGP/Homart, Inc.             GGP/Homart      12/22/95          22*             50%
GGP/Homart II, L.L.C.        GGP/Homart II   11/10/99          10              50%
GGP-TRS L.L.C.               GGP/Teachers     8/26/02           5              50%
GGP Ivanhoe, Inc.            GGP Ivanhoe      9/17/97           2              51%
GGP Ivanhoe IV, Inc.         GGP Ivanhoe IV    7/1/03           1              51%
Dayjay Associates            Quail Springs   11/26/96           1              50%
Town East Mall Partnership   Town East        6/10/97           1              50%
Westlake Retail Associates,
Ltd.                         Circle T        12/31/98           1**            50%
                                                               --
Totals                                                         43
                                                               ==

(*) Including 3 regional mall shopping centers owned jointly with venture partners.

(**) Not operational as currently under development.

For the purposes of this report, the 43 regional mall shopping centers (42 operating and one under development) listed above are collectively referred to as the "Unconsolidated Centers" and, together with the Consolidated Centers, comprise the "Company Portfolio".

On December 31, 2003, General Growth owned an approximate 79.6% general partnership interest in the Operating Partnership, and various minority holders, including the Original Stockholders and subsequent contributors of properties to the Operating Partnership, owned the remaining 20.4% limited partnership interest. See Item 7 and the Consolidated Financial Statements and Notes included in Item 8 of this

                                     2 of 53

Annual Report for certain financial and other information required by this Item
1.

GGMI is owned 100% by the Operating Partnership and manages, leases, and performs various other services for the Unconsolidated Centers and other properties owned by unaffiliated third parties. Pursuant to the REIT provisions of the Tax Relief Extension Act of 1999, GGMI has elected to be treated for Federal Income Tax purposes as a taxable REIT subsidiary (a "TRS"). A TRS, which must pay corporate income tax, can provide services to REIT tenants and others without disqualifying the rents that a REIT receives from its tenants.

During May 2000, the Operating Partnership formed GGPLP L.L.C., a Delaware limited liability company (the "LLC"), by contributing its interest in a portfolio of 44 Consolidated Centers to the LLC in exchange for all of the common units of membership interest in the LLC. Through December 31, 2003 the LLC has issued approximately 960,000 redeemable preferred units of membership interest in the LLC to various independent third party investors as described in
Note 1, yielding approximately $233.6 million in cash proceeds. At December 31, 2003, the LLC, due to subsequent acquisitions by the Company, owned interests in 104 Consolidated Centers.

BUSINESS OF THE COMPANY

The Company is primarily engaged in the ownership, operation, management, leasing, acquisition, development and expansion of regional mall and community shopping centers in the United States. Most of the shopping centers in the Company Portfolio are strategically located in major and middle markets where they have strong competitive positions. A detailed listing starting on page 14 of this Annual Report contains information on each significant property in the Company Portfolio including location, year opened, square footage, anchors/significant tenants and anchor vacancies. The Company Portfolio's geographic diversification should mitigate the effects of regional economic conditions and local factors.

The Company makes all key strategic decisions for the properties in the Company Portfolio. However, in connection with the Unconsolidated Centers, such strategic decisions are made jointly with the respective stockholders or joint venture partners. The Company is also the asset manager of the properties in the Company Portfolio, executing the strategic decisions and overseeing the day-to-day activities performed directly by the Operating Partnership or, with respect to the Unconsolidated Centers, by GGMI. GGMI performs day-to-day property management functions including leasing, construction management, data processing, maintenance, accounting, marketing, promotional services and security oversight pursuant to the management agreements with the Unconsolidated Centers. As of December 31, 2003, GGMI was the property manager for forty-one of the Unconsolidated Centers. The remaining two centers, owned by GGP/Homart through joint ventures, are managed by certain joint venture partners of GGP/Homart. As of December 31, 2003 GGMI also performs and receives fees for similar property management and/or leasing functions for 36 regional malls owned by unaffiliated third parties.

The majority of the income from the properties in the Company Portfolio is derived from rents received through long-term leases with retail tenants. These long-term leases generally require the tenants to pay base rent which is a fixed amount specified in the lease. The base rent is often subject to scheduled increases during the term of the lease. Another component of income is overage rent. Overage rent is paid by a tenant generally if their sales exceed an agreed upon minimum amount. Overage rent is calculated by multiplying the sales in excess of the minimum amount by a percentage defined in the lease. In addition, the Company's long-term leases generally contain a provision for the Company to recover certain expenses incurred in the day-to-day operations of the respective properties including common area maintenance and real estate taxes. The recovery amount is generally related to the tenant's pro-rata share of space in the property.

                                     3 of 53

The shopping center business is continually evolving with competitive pressures requiring the ongoing re-evaluation of approaches to shopping center management and leasing. Management's strategies to increase shareholder value and cash flow include the integration of mass merchandise retailers with traditional department stores, specialty leasing, the inclusion of entertainment-oriented tenants, proactive property management and leasing (including revisions to the mix of tenants at a center), operating cost reductions including those resulting from economies of scale, strategic expansions, redevelopments, capital reinvestment and acquisitions, and selective new shopping center developments and concepts. Management believes that these approaches should enable the Company to operate and grow successfully in today's highly-competitive environment.

As used in this Annual Report, the term "GLA" refers to gross leaseable space, including Anchors and all other areas leased to tenants; the term "Mall GLA" refers to gross leaseable retail space, excluding both Anchors and Freestanding GLA; the term "Anchor" refers to a department store or other large retail store; the term "Mall Stores" refers to stores (other than Anchors) that are typically specialty retailers who lease space in the structure including, or attached to, the primary complex of buildings that comprise the shopping center; the term "Freestanding GLA" means gross leaseable area of freestanding retail stores in locations that are not attached to the primary complex of buildings that comprise a regional mall or community shopping center; and the term "total Mall Stores sales" means the gross revenue from product sales to customers generated by the Mall Stores.

ACQUISITIONS

The Company continues to seek to selectively acquire properties that provide opportunities for enhanced profitability and appreciation in value and corresponding increases in shareholder value. Since December 31, 2002, the Company has acquired the following properties:

-        Peachtree Mall in Columbus, Georgia

-        Saint Louis Galleria in St. Louis, Missouri

-        Coronado Center in Albuquerque, New Mexico

-        The additional 49% ownership interest in GGP Ivanhoe III

-        Lynnhaven Mall in Virginia Beach, Virginia

-        Sikes Senter in Wichita Falls, Texas

-        The Maine Mall in Portland, Maine

-        Glenbrook Square in Fort Wayne, Indiana

-        Foothills Mall in Fort Collins, Colorado

-        Chico Mall in Chico, California

-        Rogue Valley Mall in Medford, Oregon

-        Burlington Town Center in Burlington, Vermont

-        Redlands Mall in Redlands, California

-        Four Seasons Town Centre in Charlotte, North Carolina

-        The additional 50% ownership interest in Town East

The Company's management feels that it has a competitive advantage with respect to the acquisition of retail properties for the following reasons:

- The funds necessary for the cash acquisition of a shopping center are available to the Company from a combination of sources, including mortgage or unsecured financing or the issuance of public or private debt or equity.

- The Company has the flexibility to pay for an acquisition with a combination of cash, General Growth equity securities, or common or preferred units of limited partnership interest in the Operating Partnership (the "Units"). This creates the

                                     4 of 53
         opportunity for a tax-advantaged transaction for the seller.

- Management's expertise allows it to evaluate proposed acquisitions for their increased profit potential. Additional profit can originate from many sources including expansions, remodeling, re-merchandising, and more efficient management of the property.

DEVELOPMENT

The Company intends to pursue development when warranted by the potential financial returns. The following projects are currently being developed:

-        Jordan Creek Town Center in West Des Moines, Iowa

-        Circle T in Westlake (Dallas), Texas

Construction commenced on the Jordan Creek Town Center in West Des Moines, Iowa in September 2002. As of December 31, 2003, the Company had invested approximately $80 million in the project. Upon its projected completion in August 2004, this approximately two million square foot enclosed regional mall shopping center is planned to contain up to three anchor stores, a hotel and an amphitheater.

During 1999, the Company formed the Circle T joint venture to develop an enclosed mall in Westlake (Dallas), Texas. As of December 31, 2003, the Company had invested approximately $18.3 million in the joint venture. The Company is currently obligated to fund additional pre-development costs of approximately $.5 million. The retail site, part of a planned community which is expected to contain a resort hotel, a golf course, luxury homes and corporate offices, is currently planned to contain up to 1.3 million square feet of tenant space including up to six anchor stores, an ice rink and a multi-screen theater. A mid-2006 opening is currently scheduled.

In addition, the Company is investigating certain other development sites (representing a net investment of approximately $34.0 million), including Toledo, Ohio and South Sacramento, California. However, there can be no assurance that development of these sites will proceed.

EXPANSIONS AND RENOVATIONS

As of December 31, 2003, 10 major (budgeted expenditures in excess of $10 million) redevelopment are projects underway. The expansion and renovation of a Portfolio Center often increases customer traffic, trade area penetration and typically improves the competitive position of the property. The following significant redevelopment projects are currently under construction:

-        Ala Moana Center in Honolulu, Hawaii

-        Alderwood Mall in Lynnwood (Seattle), Washington (owned by GGP/Homart
         II)

-        Altamonte Mall in Altamonte Springs (Orlando), Florida (owned by
         GGP/Homart II)

-        The Woodlands Mall in The Woodlands (Houston), Texas (owned by
         GGP/Homart)

-        Eastridge Mall in San Jose, California (owned by GGP Ivanhoe IV)

-        Crossroads Center in Saint Cloud, Minnesota

-        River Falls Mall in Clarksville, Indiana

-        Grand Teton Mall in Idaho Falls, Idaho

-        Kenwood Towne Centre in Cincinnati, Ohio (owned by GGP/Teachers)

-        Newpark Mall in Newark (San Francisco), California (owned by
         GGP/Homart)

THE COMPANY PORTFOLIO

The Company Portfolio is comprised primarily of 162 operating retail properties (regional malls or community centers) as detailed below. The Company also has certain office space associated with the Company's retail properties and approximately 1.4 million square feet of commercial/industrial space at 6 former JP Realty properties

                                     5 of 53

(Note 3). The 162 operating retail properties are shopping centers with a variety of smaller Mall Stores. Most of these properties contain at least one major department store as an Anchor. The following is selected operating data for the Consolidated and Unconsolidated Centers within the Company Portfolio:

                                        CONSOLIDATED  UNCONSOLIDATED
                                           CENTERS       CENTERS
                                        ------------  --------------
Total GLA                                77,501,233     44,787,251

Total Mall and Freestanding GLA          31,882,313     15,992,951

Number of retail properties                     120             42

Average size of retail properties - GLA     645,844      1,066,363

Average size of retail properties -
Mall and Freestanding GLA                   265,686        380,785

Total GLA - smallest property                 1,814        352,125

Total GLA - largest property              1,649,531      1,652,257

Mall and Freessmatanding GLA - Smallest
property                                      1,814        157,829

Mall and Freestanding GLA - Largest
property                                    820,417        705,840

Number of Mall and Freestanding Stores       11,664          6,257

Number of Mall and Freestanding Stores
in smallest property                              2             57

Number of Mall and Freestanding Stores
in largest property                             381            200

Number of Anchors                                44             22

Number of Anchor trade names                    368            181

The table below shows the top 25 tenants, by trade name, ranked by percentage of aggregate annualized effective rents as compared to consolidated effective rents on an annualized basis in the Consolidated Centers at December 31, 2003. In general, similar percentages existed in the Unconsolidated Centers as of December 31, 2003.

                                                  % OF TOTAL
   TENANT NAME                                  ANNUALIZED RENTS
   -----------                                  ----------------
JCPenney                                             1.54%
Sears                                                1.19%
Victoria's Secret (1)                                1.19%
Old Navy (2)                                         1.18%
Foot Locker                                          1.08%
American Eagle Outfitters                            1.07%
Express (1)                                          1.04%
The Gap (2)                                          1.02%
Zales Jewelers                                       0.93%
Fye                                                  0.85%
Abercrombie & Fitch                                  0.82%
Barnes & Noble                                       0.80%
Champs Sports                                        0.76%
Kay Jewelers                                         0.73%
Lerner New York                                      0.71%
Payless Shoe Source                                  0.69%
Finish Line                                          0.68%
KB Toys (3)                                          0.68%

                                     6 of 53

Lane Bryant                                          0.68%
Sam Goody                                            0.62%
Pacific Sunwear                                      0.61%
LensCrafters                                         0.61%
Banana Republic (2)                                  0.60%
The Buckle                                           0.59%
GNC                                                  0.59%

(1) Under common ownership by The Limited, Inc.

(2) Under common ownership by Gap, Inc.

(3) In bankruptcy at December 31, 2003.

                                     7 of 53

MALL AND FREESTANDING STORES

The retail properties in the Company Portfolio have a total of approximately 17,921 Mall and Freestanding Stores. The following table reflects the tenant representation by category in the retail properties in the Consolidated Centers as of December 31, 2003. In general, similar percentages exist for the Unconsolidated Centers.

             % OF SQ. FT. IN
             THE CONSOLIDATED         TYPE OF
CATEGORY         CENTERS         PRODUCT OR SERVICE      REPRESENTATIVE TENANTS
--------         -------         ------------------      ----------------------
Specialty         24%           Specialty Retail/      Mastercuts, One Hour Photo,
                                Misc. & Personal       California Nails, Pottery Barn,
                                Services               Barnes and Noble

Women's           17%           Women's Apparel        The Limited, Casual Corner,
Apparel                                                Lane Bryant, Victoria's Secret

Apparel           20%           Unisex/Family          The Gap, American Eagle,
                                Apparel                Old Navy, J. Crew

Shoes             11%           Shoe Stores            Footlocker, Journeys, Payless
                                                       Shoe Source

Food               8%           Restaurants            Ruby Tuesday, Cheesecake
                                                       Factory, PF Chang's, Max and
                                                       Erma's

                                Fast Food/Food Court   Arby's, Sbarro, Manchu Wok

Gifts              5%           Card/Gift/Novelty      Things Remembered, Kirlin's
                                                       Hallmark, Spencer Gifts

Music/             5%           Music/Electronics      Camelot Music, Radio Shack,
Electronics                                            Suncoast Pictures

Sporting           2%           Sports Apparel/        Champ's, Big 5 Sports, Scheel's
Goods                           Equipment              Sports

Jewelry            4%           Jewelry                Zales Jewelers, Helzberg
                                                       Diamonds, Kay Jewelers

Men's              2%           Men's Apparel          The Men's Warehouse, Nick's
Apparel                                                for Men

Specialty          2%           Specialty Food/        General Nutrition Center,
Food                            Health                 Mr. Bulky, Starbuck's

TOTAL            100%

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

Alderwood Mall is a 997,000 square foot, single-level, enclosed and open air regional

                                     8 of 53
shopping center which serves both Seattle, Washington's rapidly growing northern suburbs and southbound Canadian traffic. The population of the northern half of the Seattle metropolitan area is projected to reach 2.4 million people by the end of 2004. Employees of such major corporations as Boeing and Microsoft shop Alderwood Mall's more than 135 specialty stores, including Abercrombie & Fitch, Ann Taylor, Banana Republic, The Disney Store and Eddie Bauer. Alderwood Mall is currently being transformed into a shopping, dining and entertainment destination center by adding over 50 new stores and restaurants and a new 16 screen multiplex theatre including stadium seating, all with projected openings by late 2004. Alderwood Mall opened in 1979 and is anchored by Nordstrom, Bon-Marche, JCPenney, and Sears. Alderwood Mall's primary competition consists of well-established malls and lifestyle centers such as Bellevue Square (a regional mall 15 miles to the southeast) and Redmond Towne Center (a lifestyle center 8 miles to the southeast). Such competition is closer to Bellevue and Seattle and includes retail stores such as Barnes & Noble, Crate & Barrel, Restoration Hardware, Ross Target and TJ Maxx.

Crossroads Center is located in St. Cloud, Minnesota, one of the Minneapolis region's fastest growing areas. Crossroads Center has a GLA of 803,000 square feet and features Marshall Field's, JC Penney, Target and Sears, plus over 120 specialty shops including Eddie Bauer, GAP, American Eagle Outfitters, Hot Topic and Pacific Sunwear. A 127,000 square foot Scheels All Sports store is scheduled to open in March 2004 and a 63,000 square foot food court is scheduled to open in April 2004. The local economy is fueled by the high technology, industrial, education, medical and retail industries, along with the granite, printing and lens manufacturing industries, which have a long history in St. Cloud. Crossroads Center opened in 1966 and was extensively remodeled in 1996. The mall's principal competition is from well established malls in the Twin Cities, primarily Ridgedale, a 1,035,000 square foot mall anchored by JCPenney, Marshall Fields, and Sears; Mall of America, a 2,616,000 square foot mall, anchored by Bloomingdale's, Macy's, Nordstrom, and Sears; Albertville Outlet Center located 42 miles southeast of St. Cloud; and a lifestyle center, The Shoppes at Arbor Lake with 411,000 square feet of GLA, located 52 miles southeast of St. Cloud.

Fox River Mall is a 1,216,000 square foot, single-level, enclosed regional shopping center strategically located in Appleton, Wisconsin, a flourishing business district northwest of Milwaukee and southeast of Green Bay. Fox River Mall has rapidly growing customer base of over 600,000 customers who live within 30 minutes of the mall. The property has over 180 stores including Marshall Field's, Younkers, Scheels All Sports, Pottery Barn, Coldwater Creek, Chico's, Target, Ann Taylor, Abercrombie & Fitch, Aeropostale, and Build-A-Bear. Restaurant choices include Northwood's Cafe, Fox River Brewing Company, Atlanta Bread Company, Timber Lodge Steakhouse, Home Town Buffet, Red Lobster, Baker's Square and TGI Friday's. Fox River Mall's principal competition is from Bay Park Square which is located 28 miles to the northeast in Green Bay, Forest Mall (southeast of Fox River in Fond du Lac) and certain big box retailers in the local market. Bay Park Square is a 658,000 square foot regional mall anchored by Kohl's, Elder-Beerman, Shopko and Younkers. Forest Mall is a 501,000 square foot regional mall anchored by JCPenney, Sears, Younkers, Staples and Kohl's.

ENVIRONMENTAL MATTERS

Under various federal, state and local laws and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on such real estate. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. In connection with its ownership and

                                     9 of 53
operation of the Portfolio Centers, the Company or the relevant property venture through which the property is owned, may be potentially liable for such costs.

All of the Portfolio Centers have been subject to Phase I environmental assessments, which are intended to discover information regarding, and to evaluate the environmental condition of, the surveyed and surrounding properties. The Phase I assessments included a historical review, a public records review, a preliminary investigation of the site and surrounding properties, screening for the presence of asbestos, polychlorinated biphenyls ("PCBs") and underground storage tanks and the preparation and issuance of a written report, but do not include soil sampling or subsurface investigations. Where the Phase I assessment so recommended, a Phase II assessment was conducted to further investigate any issues raised by the Phase I assessment. In each case where Phase I and/or Phase II assessments resulted in specific recommendations for remedial actions required by law, management has either taken or scheduled the recommended action.

Neither the Phase I nor the Phase II assessments have revealed any environmental liability that the Company believes would have a material effect on the Company's business, assets or results of operations, nor is the Company aware of the existence of any such liability. Nevertheless, it is possible that these assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which the Company is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability or (ii) the current environmental condition of the Portfolio Centers will not be adversely affected by tenants and occupants of the Portfolio Centers, by the condition of properties in the vicinity of the Portfolio Centers (such as the presence on such properties of underground storage tanks) or by third parties unrelated to the Company.

EMPLOYEES

As of March 11, 2004, the Company had 3,850 full-time employees. Certain employees at three of the Portfolio Centers are subject to collective bargaining agreements. The Company's management believes that its employee relations are satisfactory and there has not been a labor-related work stoppage at any of its Portfolio Centers.

INSURANCE

The Company has comprehensive liability, fire, flood, earthquake, terrorist, extended coverage and rental loss insurance with respect to the Portfolio Centers. The Company's management believes that all of the Portfolio Centers are adequately covered by insurance.

QUALIFICATION AS A REAL ESTATE INVESTMENT TRUST AND TAXABILITY OF DISTRIBUTIONS

General Growth currently qualifies as a real estate investment trust pursuant to the requirements contained in Sections 856-858 of the Internal Revenue Code of 1986, as amended (the "Code"). If, as General Growth contemplates, such qualification continues, General Growth will not be taxed on its real estate investment trust taxable income. During 2003, General Growth distributed (or was deemed to have distributed) 100% of its taxable income to its preferred and common stockholders as detailed in the following table:

                                              2003         2002         2001
                                              ----         ----         ----
Distributions declared per common share (1)  $ 1.02       $0.890       $0.747
Return of capital (1)                             -        0.177        0.179
Ordinary income (1)                           1.003        0.710        0.568
Unrecaptured Section 1250 capital gains (1)   0.017        0.003            -

                                               2003         2002         2001
                                               ----         ----         ----
Distributions declared per preferred share   $1.431       $1.812       $1.812
Ordinary income                               1.403        1.802        1.812
Unrecaptured Section 1250 capital gains       0.028        0.010            -

                                    10 of 53

(1) Due to the three-for-one stock split effective December 5, 2003, all per share amounts have been reflected on a post-split basis.

AVAILABLE INFORMATION

General Growth makes available free of charge through its website at www.generalgrowth.com all reports it electronically files with, or furnishes to, the Securities and Exchange Commission (the "SEC"), including its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those filings, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC. These filings are also accessible on the SEC's website at www.sec.gov. The Company also makes available free of charge through its website (i) its Corporate Governance Guidelines, (ii) its Code of Business Conduct and Ethics (including any waivers therefrom granted to executive officers or directors) and (iii) the charters of the Audit, Compensation and Nominating & Governance committees of its Board of Directors.

All of these above referenced documents are also available without charge to any person who requests them in writing to:

                  General Growth Properties, Inc.
                  Attn: Elizabeth Coronelli
                  Vice President-Investor Relations
                  110 North Wacker Drive
                  Chicago, Illinois 60606

ITEM 2. PROPERTIES

The Company's investment in real estate as of December 31, 2003, consisted of its interests in the properties in the Company Portfolio, developments in progress and certain other real estate. In most cases, the land underlying the retail properties in the Company Portfolio is also owned by the Company; however, at a few of the centers, all or part of the underlying land is owned by a third party that leases the land to the Company pursuant to a long-term ground lease.

LEASING

The following schedule shows Mall Store scheduled lease expirations over the next five years.

                     CONSOLIDATED AND UNCONSOLIDATED CENTERS
                     FIVE YEAR LEASE EXPIRATION SCHEDULE (1)

                             ALL EXPIRATIONS               EXPIRATIONS @ SHARE (2)
                ----------------------------------  ----------------------------------
                  BASE RENT     FOOTAGE   RENT/PSF    BASE RENT     FOOTAGE   RENT/PSF
                ------------  ----------  --------  ------------  ----------  --------
CONSOLIDATED
CENTERS
       2004     $ 43,791,846   1,704,556  $ 25.69   $ 43,791,846   1,704,556  $ 25.69
       2005       60,858,372   2,308,795    26.36     60,858,372   2,308,795    26.36
       2006       61,360,467   2,262,276    27.12     61,360,467   2,262,276    27.12
       2007       53,535,438   2,015,806    26.56     53,535,438   2,015,806    26.56
       2008       51,805,536   1,853,998    27.94     51,805,536   1,853,998    27.94
                ------------  ----------  -------   ------------  ----------  -------
 TOTAL          $271,351,659  10,145,431  $ 26.75   $271,351,659  10,145,431  $ 26.75
                ============  ==========  =======   ============  ==========  =======

UNCONSOLIDATED
CENTERS
       2004     $ 34,860,423   1,077,746  $ 32.35   $ 16,522,461     505,071  $ 32.71
       2005       33,479,102   1,081,680    30.95     16,099,626     521,644    30.86

                                    11 of 53

       2006       39,533,792   1,319,347    29.96     18,746,860     623,954    30.05
       2007       35,572,395   1,087,647    32.71     17,392,939     530,739    32.77
       2008       38,023,101   1,277,589    29.76     18,349,780     616,933    29.74
                ------------  ----------  -------   ------------  ----------  -------
 TOTAL          $181,468,813   5,844,009  $ 31.05   $ 87,111,666   2,798,341  $ 31.13
                ============  ==========  =======   ============  ==========  =======

(1)      Excludes leases on Mall Stores over 40,000 square feet.

(2) Expirations at share reflect the Company's direct or indirect ownership interest in a joint venture. Management believes that the presentation of this data for the Unconsolidated Real Estate Affiliates provides additional operational information that aids in the evaluation of the Company's earnings from such Unconsolidated Real Estate Affiliates.

                                    12 of 53

THE COMPANY PORTFOLIO DEBT

At December 31, 2003, the Company had direct or consolidated mortgage and other debt of approximately $6.6 billion (excluding a market value purchase price adjustment of debt of approximately $6.3 million related to the JP Realty acquisition). The ratio of variable rate debt to total debt and preferred Operating Partnership Units was 29.4% at December 31, 2003. Similar amounts for the total debt and the pro rata share of debt of the Unconsolidated Centers are $3.7 billion and 33.2% and $1.9 billion and 37.2%, respectively. The following table reflects the maturity dates of the Company's debt and the related interest rates, after the effect of the current swap agreements of the Company as described in Notes 5 and 13.

                      CONSOLIDATED AND UNCONSOLIDATED DEBT
             MATURITY AND CURRENT AVERAGE INTEREST RATE SUMMARY (a)
                             AS OF DECEMBER 31, 2003
                             (Dollars in Thousands)

                                                 UNCONSOLIDATED CENTERS
                                      ----------------------------------------------
                                                TOTAL          COMPANY PRO RATA
                     CONSOLIDATED          UNCONSOLIDATED    SHARE OF UNCONSOLIDATED
                       CENTERS               CENTERS (b)        CENTERS DEBT (b)
                --------------------  ---------------------  -----------------------
                            CURRENT                 CURRENT                CURRENT
                            AVERAGE                AVERAGE                 AVERAGE
                 MATURING   INTEREST   MATURING    INTEREST   MATURING     INTEREST
YEAR            AMOUNT (a)  RATE (c)   AMOUNT (a)  RATE (c)  AMOUNT (a)    RATE (c)
----            ----------  --------  ----------- ---------  ----------   ---------
2004               454,934    4.54%       180,800    4.73%       87,147      4.78%
2005               417,600    4.79%       288,546    5.01%      140,681      5.06%
2006             1,045,284    4.69%       395,429    7.34%      206,449      7.18%
2007               486,816    4.83%       936,491    2.45%      557,350      2.34%
2008             1,776,229    3.91%       594,496    4.26%      282,248      4.13%

Subsequent      $2,462,282    5.37%   $ 1,323,176    5.67%   $  633,603      5.61%
                ----------    ----    -----------    ----    ----------      ----

Totals          $6,643,145    4.74%   $ 3,718,938    4.71%   $1,907,478      4.53%
                ==========    ====    ===========    ====    ==========      ====

Variable Rate   $2,097,246    2.38%   $ 1,233,126    2.19%   $  709,557      2.13%
Fixed Rate       4,545,899    5.84%     2,485,812    5.97%    1,197,921      5.95%
                ----------    ----    -----------    ----    ----------      ----

Totals          $6,643,145    4.74%   $ 3,718,938    4.71%   $1,907,478      4.53%
                ==========    ====    ===========    ====    ==========      ====

(a)      Excludes principal amortization.

(b) Unconsolidated Centers debt is presented in total and pro rata to reflect the Company's share of debt (either retained (Note 4) or based on its respective equity ownership interests in the Unconsolidated Real Estate Affiliates) relating to the properties owned by the Unconsolidated Real Estate Affiliates.

(c) For variable rate loans, the interest rate reflected is the actual annualized weighted average rate for the variable rate debt outstanding during the year ended December 31, 2003.

                                    13 of 53

PROPERTY DATA

The following tables set forth certain information regarding the Consolidated Centers and the Unconsolidated Centers as of December 31, 2003. The first table depicts the Consolidated Centers and the second table depicts the Unconsolidated Centers.

                              CONSOLIDATED CENTERS

                                                   TOTAL GLA/MALL
                                    YEAR          AND FREESTANDING
     NAME OF CENTER/           OPENED/REMODELED          GLA                                                      ANCHOR
       LOCATION (1)              OR EXPANDED      (SQUARE FEET) (2)          ANCHORS/SIGNIFICANT TENANTS        VACANCIES (3)
---------------------------  -------------------  -----------------  -----------------------------------------  -------------
Ala Moana Center                    1959/            1,649,531/      Macy's, Neiman Marcus, Sears                  None
 Honolulu, Hawaii            1966,1987,1989,1999       820,417

Alameda Plaza                     1973/1978            190,341/      Albertsons                                    One
 Pocatello, Idaho                                       46,395

Anaheim Crossing (4)                1980                92,170/      Fullerton Toyota                              N/A
 Anaheim, California                                    92,170

Animas Valley Mall                1982/2001            500,096/      Dillard's, JCPenney, Kaye Home                None
 Farmington, New Mexico                                230,879       Furnishings, Ross Dress for Less, Sears

Apache Mall                        1969/               747,478/      Herberger's, JCPenney,                        None
 Rochester, Minnesota          1985,1992,2002          264,486       Marshall Field's, Sears

Austin Bluffs Plaza                 1985               114,524/      Longs Drugs                                   One
 Colorado Springs, Colorado                             42,981

Bailey Hills Plaza                  1988                11,887/      Tommy's Paint Pot                             N/A
 Eugene, Oregon                                         11,887

Baybrook Mall                       1978/            1,082,684/      Dillard's, Foley's, Mervyn's, Sears           One
 Friendswood (Houston),        1984,1985,1995          342,346
 Texas

Bayshore Mall                       1987/              617,917/      Bed Bath & Beyond, Borders                    None
 Eureka, California                 1989               397,659       Gottschalks, Mervyn's, Sears

Bellis Fair                         1988               768,874/      The Bon Marche, JCPenney,                     None
 Bellingham (Seattle),                                 349,944       Mervyn's, Sears, Target
 Washington

Birchwood Mall                      1990/              790,763/      GKC Theaters, JCPenney,                       None
 Port Huron (Detroit),            1991,1997            334,534       Marshall Field's, Sears, Target, Younkers
 Michigan

Boise Plaza                         1979/              108,464/      Albertsons, Burlington Coat Factory           None
 Boise, Idaho                       1984                     0

Boise Towne Plaza (4)               1999               116,677/      Circuit City, Linensn Things,                 None
 Boise, Idaho                                           25,143       Old Navy

Boise Towne Square                  1988             1,143,761/      The Bon Marche, Dillard's,                    None
 Boise, Idaho                                          474,981       JCPenney, Mervyn's, Sears

The Boulevard Mall                  1968/            1,184,376/      Dillard's, JCPenney, Macy's, Sears            None
 Las Vegas, Nevada                  1992               396,340

Cache Valley Mall                   1976               307,912/      Dillard's, Dillard's Men's and Home           None
 Logan, Utah                                           162,080       Store, JCPenney

                                    14 of 53

                                                   TOTAL GLA/MALL
                                    YEAR          AND FREESTANDING
     NAME OF CENTER/           OPENED/REMODELED          GLA                                                      ANCHOR
       LOCATION (1)              OR EXPANDED      (SQUARE FEET) (2)          ANCHORS/SIGNIFICANT TENANTS        VACANCIES (3)
---------------------------  -------------------  -----------------  -----------------------------------------  -------------
Cache Valley Marketplace             1976              157,713/      Home Depot                                    N/A
 Logan, Utah                                           157,713

Capital Mall                         1978/             529,586/      Dillard's, JCPenney, Sears                    None
 Jefferson City, Missouri          1985,1992           299,901

Century Plaza                        1975/             743,795/      JCPenney, McRae's, Rich's, Sears              None
 Birmingham, Alabama                1990,1994          255,319

Chapel Hills Mall                    1982/           1,169,050/      Dillard's, Foley's, JCPenney, Kmart,          None
 Colorado Springs, Colorado     1986,1997,1998         423,611       Mervyn's, Sears

Chico Mall                           1988              502,648/      Gottschalks, JCPenney, Sears                  One
 Chico, California                                     180,520

Coastland Center                     1977/             925,627/      Burdines, Dillard's, JCPenney, Sears          None
 Naples, Florida                   1985,1996           335,237

Colony Square Mall                   1981/             549,512/      Elder-Beerman, JCPenney, Sears                One
 Zanesville, Ohio                  1985,1987           291,508

Columbia Mall                        1985/             740,462/      Dillard's, JCPenney, Sears, Target            None
 Columbia, Missouri                  1986              325,018

Coral Ridge Mall                     1998            1,065,949/      Dillard's, JCPenney, Scheel's All Sports,     None
 Coralville (Iowa City),                               418,711       Sears, Target, Younkers
 Iowa

Coronado Center                      1964/           1,159,741/      Foley's, JCPenney, Macy's, Mervyn's,          None
 Albuquerque,                1975,1976,1984,1992,      415,412       Sears
 New Mexico                          1995

Cottonwood Mall                      1962/             753,135/      JCPenney, Meier & Frank                       None
 Salt Lake City, Utah                1984              373,627

Cottonwood Square                    1984               77,079/      Software & More                               One
 Salt Lake City, Utah                                   35,467

Country Hill Plaza                   1978              139,666       McKay-Dee Hospital Center,                    None
 Ogden (Salt Lake City),                                59,383       Smith's Food & Drug
 Utah

Crossroads Center                    1966/             803,130/      JCPenney, Marshall Field's,                   None
 St. Cloud, Minnesota                1995              279,688       Sears, Target

The Crossroads                       1980/             769,179/      JCPenney, Marshall Field's, Mervyn's,         None
 Portage (Kalamazoo),                1992              266,219       Sears
 Michigan

Cumberland Mall                      1973/           1,159,075/      JCPenney, Rich's, Sears                       One
 Atlanta, Georgia                    1989              324,960

Division Crossing                    1990              100,760/      Rite Aid, Safeway                             None
 Portland, Oregon                                       32,808

Eagle Ridge Mall                     1996/             624,833/      Dillard's, JCPenney, Regal Cinemas,           None
 Lake Wales (Orlando),               2000              274,846       Sears
 Florida

Eastridge Mall                      1982/              571,859/      The Bon Marche, JCPenney, Sears,              None
 Casper, Wyoming                    1997               282,063       Target

                                    15 of 53

                                                   TOTAL GLA/MALL
                                    YEAR          AND FREESTANDING
     NAME OF CENTER/           OPENED/REMODELED          GLA                                                      ANCHOR
       LOCATION (1)              OR EXPANDED      (SQUARE FEET) (2)          ANCHORS/SIGNIFICANT TENANTS        VACANCIES (3)
---------------------------  -------------------  -----------------  -----------------------------------------  -------------
Eden Prairie Center                 1976/            1,144,719/      AMC Theatres, Kohl's, Mervyn's, Sears,        None
 Eden Prairie (Minneapolis),    1989,1994,2001         335,012       Target, Von Maur
 Minnesota

Fallbrook Center                    1966/              784,517/      Kohl's, Laemmle Theatres, Mervyn's,           One
 West Hills (Los Angeles),     1986,2002,2003          374,444       Old Navy, Ross Dress for Less, Target,
 California                                                          Trader Joe's

Foothills Mall                      1973/              800,915/      Foley's, JC Penney, Mervyn's,                 None
 Fort Collins, Colorado          1980,1989             402,953       Ross Dress for Less, Safeway, Sears

Fort Union                          1978/               32,968/      Bucca Di Beppo                                N/A
 Salt Lake City, Utah             1982-1987             32,968

Fox River Mall                      1984/            1,215,934/      Cost Plus World Market, JCPenney,             None
 Appleton, Wisconsin         1986,1991,1997,2002,      432,917       Marshall Field's, Scheel's All Sports,
                                    2003                             Sears, Target, Younkers

Fremont Village                     1977               102,991/      Sav-On Drug, Smith's Food & Drug              None
 Las Vegas, Nevada                                      25,643

Gateway Crossing Shopping
 Center                             1992               183,526/      All A Dollar, Barnes & Noble, Michael's,      None
 Bountiful (Salt Lake                                  83,230        Ross Dress for Less, TJ Maxx
 City), Utah

Gateway Mall                        1990/              725,738/      Movies 12, Sears, Target                      One
 Springfield, Oregon                1999               404,519

Glenbrook Square                    1966/            1,208,279/      JC Penney, L.S. Ayres, Marshall Field's,      None
 Fort Wayne, Indiana              1982,1986            431,409       Sears

Grand Teton Mall                    1984               543,525/      The Bon Marche, Dillard's, JCPenney,          None
 Idaho Falls, Idaho                                    219,600       Sears

Grand Traverse Mall                 1992               593,131/      GKC Theaters, JCPenney, Marshall Field's,     None
 Traverse City, Michigan                               279,740       Target

Greenwood Mall                      1979/              836,309/      Dillard's, Famous Barr, JCPenney, Sears       None
 Bowling Green, Kentucky       1987,1996,2002          407,256

Halsey Crossing                     1990/               99,413/      Safeway                                       None
 Gresham (Portland),                2000                46,649
 Oregon

KIDK/Baskin Robbins                 1980                 1,814/      Baskin Robbins                                N/A
 Idaho Falls, Idaho                                      1,814

Knollwood Mall                      1955/              410,576/      Cub Foods, Kohl's                             None
 St. Louis Park,                 1981,1999             199,976
 (Minneapolis), Minnesota

Lakeview Square                     1983/              546,026/      JCPenney, Marshall Field's, Sears             None
 Battle Creek, Michigan           1998,2001            254,433

Landmark Mall                       1965/              904,189/      Hecht's, Lord & Taylor, Sears                 None
 Alexandria (Washington,          1989,1990            345,252
 D.C.),
 Virginia

Lansing Mall                        1969/              829,870/      JCPenney, Marshall Field's, Mervyn's,         None
 Lansing, Michigan                  2001               438,700       Younkers

Lockport Mall                       1975/              336,075/      The Bon Ton, Rosa's Homestore                 One
 Lockport, New York                 1984               122,994

                                    16 of 53

                                                   TOTAL GLA/MALL
                                    YEAR          AND FREESTANDING
     NAME OF CENTER/           OPENED/REMODELED          GLA                                                      ANCHOR
       LOCATION (1)              OR EXPANDED      (SQUARE FEET) (2)          ANCHORS/SIGNIFICANT TENANTS        VACANCIES (3)
---------------------------  -------------------  -----------------  -----------------------------------------  -------------
Lynnhaven Mall                      1981/            1,297,503/      AMC Theatres, Dick's Clothing & Sporting      Two
 Virginia Beach, Virginia         1991,1996            450,907       Goods, Dillard's, Hecht's, JCPenney,
                                                                     Lord & Taylor

Mall of the Bluffs                  1986/              683,642/      Dillard's, Drug Town, Hy-Vee, JCPenney,       None
 Council Bluffs                   1988,1998            309,176       Sears, Target
 (Omaha, Nebraska), Iowa

Mall St. Vincent                    1976/              541,807/      Dillard's, Sears                              None
 Shreveport, Louisiana              1991               193,807

Mall at Sierra Vista                1999               332,430/      Cinemark Theatres, Dillard's, Sears           None
 Sierra Vista, Arizona                                 101,160

The Maine Mall                      1971/            1,050,184/      Best Buy, Chuck E. Cheese, Filene's,          None
 Portland, Maine                  1982,1986            367,250       Filene's Home Store, JCPenney, Linens 'n
                                                                     Things, Macy's, Sears, Sports Authority

Market Place Shopping Center     1976/1984           1,030,281/      Bergner's, Famous Barr, JCPenney,             None
 Champaign, Illinois         1987,1990,1994,1999       494,535       Sears

Mayfair                             1958/            1,070,128/      AMC Theatres, Boston Store,                   None
 Wauwatosa (Milwaukee),      1973,1986,1994,2001       481,669       Marshall Field's
 Wisconsin

Meadows Mall                        1978/              944,399/      Dillard's, JCPenney, Macy's, Sears            None
 Las Vegas, Nevada                1987,1997            307,546

Northgate Mall                      1972/              803,336/      JCPenney, Proffitt's, Sears, T.J. Maxx        None
 Chattanooga, Tennessee           1991,1997            330,716

Northridge Fashion Center           1971/            1,447,702/      JCPenney, Macy's, Pacific Theatres,           None
 Northridge (Los Angeles),        1995,1997            572,259       Robinsons-May, Sears
 California

North Plains Mall                   1985/              298,378/      Beall's, Dillard's, JCPenney, Sears           None
 Clovis, New Mexico                 1988               104,297

North Temple Shops                  1970                10,078/      East Sea                                      N/A
 Salt Lake City, Utah                                   10,078

North Town Mall                1955/1961,1977        1,053,747/      The Bon Marche, JCPenney,                     One
 Spokane, Washington           1984,1989,1992,         500,496       Mervyn's, Sears
                                 1999-2000

Oak View Mall                       1991               863,397/      Dillard's, JCPenney, Sears, Younkers          None
 Omaha, Nebraska                                       259,137

Oakwood Mall                        1986/              822,813/      JCPenney, Marshall Field's,                   None
 Eau Claire, Wisconsin         1991,1995,1997          337,737       Scheel's All Sports, Sears, Younkers

Oglethorpe Mall                  1969/1974,            943,608/      Belk, JCPenney, Rich's, Sears                 None
 Savannah, Georgia           1982,1990,1992,2002       407,024

Orem Plaza-Center Street            1977/               85,221/      Savers, Showbiz Pizza, Utah Office            None
 Orem, Utah                         1989                73,660       Supply Company

Orem Plaza-State Street             1975                27,557/      Label Tech, Tuesday Morning                   N/A
 Orem, Utah                                             27,557

Park City Center                    1970/            1,364,998/      The Bon Ton, Boscov's, JCPenney,              None
 Lancaster (Philadelphia),        1988,1997            501,809       Kohl's, Sears
 Pennsylvania

                                    17 of 53

                                                   TOTAL GLA/MALL
                                    YEAR          AND FREESTANDING
     NAME OF CENTER/           OPENED/REMODELED          GLA                                                      ANCHOR
       LOCATION (1)              OR EXPANDED      (SQUARE FEET) (2)          ANCHORS/SIGNIFICANT TENANTS        VACANCIES (3)
---------------------------  -------------------  -----------------  -----------------------------------------  -------------
Park Place                          1975/            1,044,904/      Dillard's, Macy's, Sears                      None
 Tucson, Arizona                  1998,2001            463,447

Peachtree Mall                      1975/              810,546/      Dillard's, JCPenney, Parisian, Rich's         None
 Columbus, Georgia                1985,1993            308,814

Pecanland Mall                      1985               947,223/      Dillard's, JCPenney, McRae's, Mervyn's,       None
 Monroe, Louisiana                                     329,227       Sears

Piedmont Mall                       1984/              662,092/      Belk, Belk Men's, JCPenney, Sears             One
 Danville, Virginia                 1995               189,472

Pierre Bossier Mall                 1982/              610,240/      Dillard's, JCPenney, Sears, Stage             One
 Bossier City (Shreveport),       1985,1993            228,336
 Louisiana

Pine Ridge Mall                     1981               602,589/      The Bon Marche, Dillard's, JCPenney,          None
 Pocatello, Idaho                                      164,602       Sears, ShopKo

The Pines                           1986/              602,646/      Dillard's, JCPenney, Sears, Wal-Mart          None
 Pine Bluff, Arkansas               1990               262,939

Plaza 800                           1975               176,431/      Albertsons, ShopKo                            None
 Reno, Nevada                                           27,806

Plaza 9400                          1979               228,661/      Albertsons, Deseret Industries,               None
 Sandy, Utah                                            67,017       F red Meyer Department Store

Prince Kuhio Plaza                  1985/              510,025/      Macy's, Sears                                 One
 Hilo, Hawaii                     1994,1999            273,905

Provo Towne Centre (5)              1998               801,167/      Cinemark Theatres, Dillard's,                 None
 Provo, Utah                                           231,098       JCPenney, Sears

Red Cliffs Mall                     1990               383,403/      Dillard's, JCPenney, Sears                    One
 St. George, Utah                                      106,346

Red Cliffs Plaza                    1994                57,304/      Wal-Mart                                      N/A
 St. George, Utah                                       57,304

Regency Square Mall                 1968/            1,461,245/      Belk, Dillard's, JCPenney, Sears              One
 Jacksonville, Florida       1992,1997,1998,2001       582,244

Rio West Mall                       1981/              444,861/      Beall's, JCPenney                             One
 Gallup, New Mexico               1991,1998            263,728

River Falls Mall                    1990               746,459/      Dillard's, Toys `R' Us, Wal-Mart              None
 Clarksville, Indiana                                  401,421

River Hills Mall                    1991/              645,686/      Herberger's, JCPenney, Sears, Target          None
 Mankato, Minnesota                 1996               283,637

Riverlands Shopping Center          1965/              183,959/      Big Lots, Silver Cinema, Stage                N/A
 LaPlace (New Orleans),           1984,1990            183,959
 Louisiana

River Pointe Plaza                  1988               224,318/      Albertsons, ShopKo                            None
 West Jordan, Utah                                      73,887

Riverside Plaza                     1977/              174,755/      Macy's, Rite Aid                              None
 Provo, Utah                        1993                82,347

                                    18 of 53

                                                   TOTAL GLA/MALL
                                    YEAR          AND FREESTANDING
     NAME OF CENTER/           OPENED/REMODELED          GLA                                                      ANCHOR
       LOCATION (1)              OR EXPANDED      (SQUARE FEET) (2)          ANCHORS/SIGNIFICANT TENANTS        VACANCIES (3)
---------------------------  -------------------  -----------------  -----------------------------------------  -------------
RiverTown Crossings                 1999             1,259,363/      Galyan's, JCPenney, Kohl's, Marshall          None
Grandville (Grand Rapids),                             532,392       Field's, Sears, Younkers
 Michigan

Rogue Valley Mall                   1986               635,214/      JCPenney, Meier and Frank,                    None
 Medford (Portland), Oregon    1991,1996,2002          278,230       Meier and Frank Home Store, Mervyn's

Saint Louis Galleria                1986/            1,165,940/      Dillard's, Famous Barr, Lord & Taylor         None
 St. Louis, Missouri           1991,1995,2002          476,260

Salem Center                        1979/              648,085/      JCPenney, Meier & Frank, Mervyn's,            None
 Salem, Oregon                   1988,1995             210,085       Nordstrom

Sikes Senter                        1974/              670,288/      Dillard's, JC Penney, Sears                   None
 Wichita Falls, Texas            1984,2002             295,598

Silver Lake Mall                    1989               334,875       The Bon Marche, JCPenney, Sears               One
 Coeur d'Alene, Idaho                                  117,382

Sooner Mall                         1976/              508,509/      Dillard's, JCPenney, Old Navy,                None
 Norman, Oklahoma                1989,1999             168,437       Sears, Stein Mart

Southlake Mall                      1976/            1,012,900/      JCPenney, Rich's, Sears                       One
 Morrow (Atlanta),             1995,1999,2000          274,400
 Georgia

Southland Mall                      1964/            1,355,114/      JCPenney, Macy's, Mervyn's, Sears             None
 Hayward, California                1985               614,850

Southshore Mall                     1981               277,386/      JCPenney, Sears                               None
 Aberdeen, Washington                                  143,611

Southwest Plaza                     1983/            1,298,197/      Dillard's, Foley's, JCPenney, Sears           One
 Littleton (Denver),             1994,2001             661,020
 Colorado

Spokane Valley Mall (5)             1997/              741,661/      The Bon Marche, JCPenney, Sears               None
 Spokane, Washington                2001               359,357

Spokane Valley Plaza (6)            2001               132,048/      Linens `n Things, Old Navy,                   None
 Spokane, Washington                                     6,000       Sportsman's Warehouse, T.J. Maxx

Spring Hill Mall                    1980/            1,103,175/      Carson Pirie Scott, JCPenney, Kohl's,         None
 West Dundee (Chicago),             1992               370,379       Marshall Field's, Sears, Wickes Furniture
 Illinois

Three Rivers Mall                   1987               509,308/      The Bon Marche, JCPenney, Sears               One
 Kelso, Washington                                     312,973

Tucson Mall                         1982/            1,295,612/      Dillard's, JCPenney, Macy's,                  None
  Tucson, Arizona              1991,1993,2003          437,348       Mervyn's, Robinsons-May, Sears

Twin Falls Crossing                 1976                37,680/      Kalic Investors                               None
 Twin Falls, Idaho                                           0

University Crossing                 1971/              206,030/      Barnes & Noble, Burlington Coat Factory,      None
 Orem, Utah                      1975,1995              40,733       CompUSA, OfficeMax, Pier 1 Imports

Valley Hills Mall                   1978/              905,186/      Belk, Dillard's, JCPenney, Sears              None
 Hickory, North Carolina     1988,1990,1996,2001       293,670

                                    19 of 53

                                                   TOTAL GLA/MALL
                                    YEAR          AND FREESTANDING
     NAME OF CENTER/           OPENED/REMODELED          GLA                                                      ANCHOR
       LOCATION (1)              OR EXPANDED      (SQUARE FEET) (2)          ANCHORS/SIGNIFICANT TENANTS        VACANCIES (3)
---------------------------  -------------------  -----------------  -----------------------------------------  -------------
Valley Plaza Mall                   1967/            1,155,654/      Gottschalks, JCPenney, Macy's,                None
 Bakersfield, California       1986,1988,2002          428,965       Robinsons-May, Sears

Victoria Ward                  1972/1982,1995,         603,886/      Borders Books, Dave & Busters,                None
 Honolulu, Hawaii            1997,1998,1999,2001       538,290       Sports Authority

Visalia Mall                        1964/              439,833/      Gottschalks, JCPenney                         None
 Visalia, California                1997               182,833

West Valley Mall                    1995/              836,573/      Gottschalks, JCPenney, Movies 14,             None
 Tracy (San Francisco),             1997               455,624       Sears, Target
 California

Westwood Mall                       1972/              454,636/      Elder-Beerman, JCPenney                       One
 Jackson, Michigan                  1993               136,542

White Mountain Mall                 1978               339,713/      Harley Davidson, Herberger's, JCPenney        One
 Rock Springs, Wyoming                                 175,559

Woodlands Village                   1989                91,858/      Bashas'                                       N/A
  Flagstaff, Arizona                                    91,858

Yellowstone Square                  1973/              222,017/      Los Betos Mexican Food, Pizza Hut             Three
  Idaho Falls, Idaho             1977,1988              55,284

(1) In certain cases, where a Center's location is part of a larger metropolitan area, the metropolitan area is identified in parentheses.

(2)      Includes square footage added in redevelopment/expansion projects.

(3) Anchor vacancy is not applicable for certain smaller strip mall, community center or free-standing properties in which tenants are not defined as anchors.

(4) Owned in a joint venture with independent, non-controlling minority investors.

(5) Owned in a joint venture with affiliate of one of the Anchor stores with a 25% minority ownership interest.

(6)      Owned by the Spokane Valley Mall joint venture described in
         (5) above.

                                    20 of 53

                             UNCONSOLIDATED CENTERS

                                                      OWNERSHIP    TOTAL GLA/MALL
                                      YEAR           INTEREST %   AND FREESTANDING
     NAME OF CENTER/             OPENED/REMODELED   OF OPERATING       GLA                                                ANCHOR
       LOCATION (1)                OR EXPANDED       PARTNERSHIP  (SQUARE FEET) (2)     ANCHORS/SIGNIFICANT TENANTS      VACANCIES
---------------------------    -------------------  ------------  -----------------  ---------------------------------  ----------
Alderwood Mall                        1979/              50              997,397/    The Bon Marche, JCPenney,             None
 Lynnwood (Seattle),                1995,1996                            306,176     Nordstrom, Sears
 Washington

Altamonte Mall                        1974/              50            1,173,381/    Burdines, Dillard's, JCPenney,        None
 Altamonte Springs (Orlando),       1989,2003                            494,833     Sears
 Florida

Arrowhead Towne Center                1993             16.7            1,124,597/    Dillard's, JCPenney, Mervyn's,        None
 Glendale, Arizona                                                       386,183     Robinsons-May, Sears

Bay City Mall                         1991/              50              524,960/    JCPenney, Sears, Target,              None
 Bay City, Michigan                 1994,1997                            209,309     Younkers

Brass Mill Center and Commons         1997               50            1,184,891/    Barnes & Noble, Filene's,             One
 Waterbury, Connecticut                                                  348,773     JCPenney, Office Max, Sears,
                                                                                     Toys 'R' Us

Carolina Place                        1991/              50            1,106,677/    Belk, Dillard's, Hecht's,             None
 Pineville (Charlotte),               1994                               332,991     JCPenney, Sears
 North Carolina

Chula Vista Center                    1962/              50              876,631/    JCPenney, Macy's, Mervyn's,           None
 Chula Vista (San Diego),           1988,1994                            288,494     Sears, Ultrastar Theaters
 California

Clackamas Town Center                 1981/              50            1,181,819/    JCPenney, Meier & Frank, Meier        None
 Portland, Oregon                     1994                               406,977     & Frank Home Store, Nordstrom,
                                                                                     Sears

Columbiana Centre                     1990/              50              827,493/    Belk, Dillard's, Parisian, Sears      None
 Columbia, South Carolina             1993                               268,516

Deerbrook Mall                        1984/              50            1,202,111/    AMC Theatres, Dillard's, Foley's,     None
 Humble (Houston), Texas              1996                               361,559     JCPenney, Mervyn's, Sears

Eastridge Mall                        1971/              51            1,173,704/    JCPenney, Macy's, Sears               None
 San Jose, California            1982,1985,1995                          501,433

First Colony Mall                     1996               50            1,000,058/    Dillard's, Foley's, JCPenney,         None
 Sugar Land (Houston), Texas                                             381,010     Mervyn's

Florence Mall                         1976/              50              919,202/    JCPenney, Lazarus, Lazarus            None
 Florence                             1994                               366,795     Home Store, Sears
 (Cincinnati, Ohio), Kentucky

Galleria at Tyler                     1970/              50            1,050,942/    JCPenney, Macy's,                     None
 Riverside, California                1991                               437,482     Nordstrom, Robinsons-May

Glendale Galleria                     1976/              50            1,318,224/    JCPenney, Macy's, Mervyn's,           None
 Glendale, California               1983,1997                            513,224     Nordstrom, Robinsons-May

Kenwood Towne Centre                  1956/              50            1,086,744/    Dillard's, Lazarus, Parisian          None
 Cincinnati, Ohio                     1988                               485,152

Lakeland Square Mall                  1988/              50              898,612/    Belk, Burdines, Dillard's,            None
 Lakeland (Orlando), Florida          1994                               288,574     Dillard's Men's and Home Store,
                                                                                     JCPenney, Sears

                                    21 of 53

                             UNCONSOLIDATED CENTERS

                                                      OWNERSHIP    TOTAL GLA/MALL
                                      YEAR           INTEREST %   AND FREESTANDING
     NAME OF CENTER/             OPENED/REMODELED   OF OPERATING       GLA                                                ANCHOR
       LOCATION (1)                OR EXPANDED       PARTNERSHIP  (SQUARE FEET) (2)     ANCHORS/SIGNIFICANT TENANTS      VACANCIES
---------------------------    -------------------  ------------  -----------------  ---------------------------------  ----------
Montclair Plaza                       1968/              50            1,371,398/    Circuit City, JCPenney,               None
 Montclair (San Bernadino),           1985                               461,512     Linens 'n Things, Macy's,
 California                                                                          Nordstrom, Robinsons-May, Sears

Moreno Valley Mall                    1992               50            1,035,165/    Gottschalks, JCPenney,                None
 Moreno Valley (Riverside),                                              429,631     Robinsons-May, Sears
 California

Natick Mall                           1966/              50            1,159,175/    Filene's, Lord & Taylor, Macy's,      None
 Natick (Boston),                     1994                               432,513     Sears
 Massachusetts

Neshaminy Mall                        1968/              25            1,007,641/    AMC Theatres, Boscov's, Sears,        None
 Bensalem, Pennsylvania            1995,1998                             313,049     Strawbridge & Clothiers

Newgate Mall                          1981/              50              688,531/    Dillard's, Gart Sports, Mervyn's,     None
 Ogden (Salt Lake City),           1994,1998                             216,397     Sears, Tinsel Town
 Utah

NewPark Mall                          1980/              50            1,168,584/    JCPenney, Macy's, Mervyn's,           None
 Newark (San Francisco),              1993                               425,120     Sears, Target
 California

Northbrook Court                      1976/              50            1,009,794/    AMC Theatres, Lord & Taylor,          None
 Northbrook (Chicago),              1995,1996                            393,875     Marshall Field's, Neiman Marcus
 Illinois

North Point Mall                      1993               50            1,361,406/    Dillard's, JCPenney, Lord &           None
 Alpharetta (Atlanta), Georgia                                           395,119     Taylor, Parisian, Rich's, Sears

The Oaks Mall                         1978/              51              898,359/    Belk, Burdines, Dillard's,            None
 Gainesville, Florida                 1995                               340,492     JCPenney, Sears

The Parks at Arlington                1988/              50            1,525,194/    Dillard's, Foley's, Galyan's,         None
 Arlington (Dallas), Texas         1996,2002                             477,249     The Great Indoors, JCPenney,
                                                                                     Mervyn's, Sears

Pembroke Lakes Mall                   1992/              50            1,110,514/    Burdines, Dillard's, Dillard's        None
 Pembroke Pines                       1997                               399,239     Men's and Home Store,
 (Fort Lauderdale), Florida                                                          JCPenney, Sears

Quail Springs Mall                    1980/              50            1,127,659/    American Multi Cinema,                None
 Oklahoma City, Oklahoma          1992,1998,1999                         342,859     Dillard's, Foley's, JCPenney,
                                                                                     Sears

The Shoppes at Buckland Hills         1990/              50            1,043,029/    Dick's Clothing & Sporting            None
 Manchester, Connecticut              1994                               450,418     Goods, Filene's, JCPenney,
                                                                                     Lord & Taylor, Sears

Silver City Galleria                  1992/              50            1,044,330/    Filene's, JCPenney, Sears,            Two
 Taunton (Boston),                    1999                               432,144     Silver City Cinemas
 Massachusetts

Steeplegate Mall                      1990               50              482,037/    The Bon Ton, JCPenney, Sears          None
 Concord, New Hampshire                                                  225,690

Stonebriar Centre                     2000               50            1,652,257/    Foley's, Galyan's, JCPenney,          None
 Frisco (Dallas), Texas                                                  705,840     Macy's, Nordstrom, Sears

                                    22 of 53

                             UNCONSOLIDATED CENTERS

                                                      OWNERSHIP    TOTAL GLA/MALL
                                      YEAR           INTEREST %   AND FREESTANDING
     NAME OF CENTER/             OPENED/REMODELED   OF OPERATING       GLA                                                ANCHOR
       LOCATION (1)                OR EXPANDED       PARTNERSHIP  (SQUARE FEET) (2)  ANCHORS/SIGNIFICANT TENANTS         VACANCIES
---------------------------    -------------------  ------------  -----------------  ---------------------------------  ----------
Superstition Springs Center           1990/             16.7           1,057,019/    Dillard's, JCPenney, Mervyn's,        None
 East Mesa (Phoenix),                 1994                               363,027     Robinsons-May, Sears
 Arizona

Town East Mall                        1971/               50           1,251,080/    Dillard's, Foley's, JCPenney,         None
 Mesquite (Dallas),            1986,1996,1998,2000                       441,694     Sears
 Texas

Tysons Galleria                       1988/               50             824,341/    Macy's, Neiman Marcus,                None
 McLean (Washington, D.C.),        1994,1997                             312,408     Saks Fifth Avenue
 Virginia

Vista Ridge Mall                      1989/               50           1,052,836/    Dillard's, Foley's, JCPenney,         None
 Lewisville (Dallas), Texas           1991                               382,626     Sears

Washington Park Mall                  1984/               50             352,125/    Dillard's, JCPenney, Sears            None
 Bartlesville, Oklahoma               1986                               157,829

West Oaks Mall                        1996/               50           1,072,089/    AMC Theatres, Dillard's,              None
 Ocoee (Orlando), Florida             1998                               371,333     JCPenney, Parisian, Sears

Westroads Mall                        1968/               51           1,121,199/    Galyan's, JCPenney, Von Maur,         One
 Omaha, Nebraska               1990,1995,1999,2003                       355,899     Younkers

Willowbrook Mall                      1981/               50           1,532,224/    Dillard's, Foley's, JCPenney,         None
 Houston, Texas                       1992                               425,640     Lord & Taylor, Sears

The Woodlands Mall                    1994/               50           1,191,822/    Dillard's, Foley's, JCPenney,         None
 The Woodlands                        1998                               363,857     Mervyn's, Sears
 (Houston), Texas

(1) In certain cases where a Center's location is part of a larger metropolitan area, the metropolitan area is identified in parenthesis.

(2)      Includes square footage added in redevelopment/expansion projects.

ANCHORS

Anchors have traditionally been a major factor in the public's image of an enclosed shopping center. Although certain of the properties in the Company Portfolio have Anchors or significant tenants other than department stores, Anchors are generally department stores whose merchandise appeals to a broad range of shoppers. Anchors either own their stores, the land under them and adjacent parking areas, or enter into long-term leases at rates that are generally lower than the rents charged to Mall Store tenants. The Portfolio Centers receive a smaller percentage of their operating income from Anchors than from Mall Stores. While the market share of traditional department store Anchors has been declining, strong Anchors continue to play an important role in maintaining customer traffic and making the Portfolio Centers desirable locations for Mall Store tenants.

The following table indicates the parent company of each Anchor and sets forth the number of stores and square feet owned or leased by each Anchor at the Portfolio Centers as of December 31, 2003.

                                    23 of 53

                         GENERAL GROWTH PROPERTIES, INC.
                                PORTFOLIO ANCHORS
                             AS OF DECEMBER 31, 2003

                                                    CONSOLIDATED      UNCONSOLIDATED         TOTAL
                                                 TOTAL  SQUARE FT.  TOTAL   SQUARE FT.  TOTAL   SQUARE FT.
                                                STORES   (000'S)    STORES   (000'S)    STORES   (000'S)
                                                ------  ----------  ------  ----------  ------  ----------
Sears
 Sears                                            75      9,686       33      5,198      108     14,884
 The Great Indoors                                 -          -        1        133        1        133
                                                  --      -----       --      -----      ---     ------
  Subtotal Sears                                  75      9,686       34      5,331      109     15,017
                                                  ==      =====       ==      =====      ===     ======

JCPenney                                          75      7,799       33      4,353      108     12,152

Dillard's Inc.
 Dillard's                                        38      5,540       19      3,506       57      9,046
 Dillard's Men's and Home Store                    1         36        2        157        3        193
                                                  --      -----       --      -----      ---     ------
  Sub-Total Dillard's Inc.                        39      5,576       21      3,663       60      9,239
                                                  ==      =====       ==      =====      ===     ======

Target Corporation
 Mervyn's                                         17      1,428        8        674       25      2,102
 Target                                           14      1,532        2        300       16      1,832
 Marshall Field's                                 13      1,758        1        280       14      2,038
                                                  --      -----       --      -----      ---     ------
  Sub-Total Target Corporation                    44      4,718       11      1,254       55      5,972
                                                  ==      =====       ==      =====      ===     ======

May Department Stores Company
 Foley's                                           7        742       10      1,903       17      2,645
 Robinsons-May                                     3        448        4        676        7      1,124
 Lord & Taylor                                     3        354        5        579        8        933
 Filene's                                          1        125        4        665        5        790
 Meier & Frank                                     3        502        1        199        4        701
 Hecht's                                           2        397        1        147        3        544
 Famous Barr                                       3        534        -          -        3        534
 Meier & Frank Home Store                          1         84        1        166        2        250
 L.S. Ayres & Company                              1        242        -          -        1        242
 Strawbridge & Clothiers                           -          -        1        218        1        218
 Filene's Home Store                               1         41        -          -        1         41
                                                  --      -----       --      -----      ---     ------
  Sub-Total May Department Stores Company         25      3,469       27      4,553       52      8,022
                                                  ==      =====       ==      =====      ===     ======

Federated Department Stores, Inc.
 Macy's                                           12      1,938        9      1,679       21      3,617
 The Bon Marche                                    9        764        1        221       10        985
 Rich's                                            5        829        1        240        6      1,069
 Burdines                                          1        138        4        538        5        676
 Lazarus                                           -          -        2        361        2        361
 Lazarus Home Store                                -          -        1        112        1        112
                                                  --      -----       --      -----      ---     ------
 Sub-Total Federated Department Stores, Inc.      27      3,669       18      3,151       45      6,820
                                                  ==      =====       ==      =====      ===     ======

Saks Holdings Incorporated
 Younkers                                          7        788        2        224        9      1,012
 Parisian                                          1         86        4        542        5        628
 McRae's                                           3        250        -          -        3        250
 Herberger's                                       3        187        -          -        3        187
 Boston Store                                      1        211        -          -        1        211
 Bergner's                                         1        154        -          -        1        154
 Carson Pirie Scott                                1        138        -          -        1        138
 Saks Fifth Avenue                                 -          -        1        120        1        120
 Proffitt's                                        1         90        -          -        1         90
                                                  --      -----       --      -----      ---     ------
  Sub-Total Saks Holdings Incorporated            18      1,904        7        886       25      2,790
                                                  ==      =====       ==      =====      ===     ======

Belk
 Belk                                              4        636        4        536        8      1,172
 Belk Men's                                        1         34                            1         34
                                                  --      -----       --      -----      ---     ------
  Sub-Total Belk                                   5        670        4        536        9      1,206
                                                  ==      =====       ==      =====      ===     ======

                                    24 of 53

                         GENERAL GROWTH PROPERTIES, INC.
                                PORTFOLIO ANCHORS
                             AS OF DECEMBER 31, 2003
                                   (continued)

                                        TOTAL   SQUARE FT.  TOTAL   SQUARE FT.  TOTAL   SQUARE FT.
                                        STORES   (000'S)    STORES   (000'S)    STORES    (000'S)
                                        ------  ----------  ------  ----------  ------  ----------
American Multi Cinema
 AMC Theatres                              2         152       3         249       5         401
 American Multi Cinema                     1          89       1          97       2         186
                                         ---      ------     ---      ------     ---      ------
  Sub-Total American Multi Cinema          3         241       4         346       7         587
                                         ===      ======     ===      ======     ===      ======

Cinemark USA, Inc.
 Cinemark                                  2         113       -           -       2         113
 Movies 12                                 1          38       -           -       1          38
 Movies 14                                 1          49       -           -       1          49
 Tinsel Town                               -          -        1          62       1          62
                                         ---      ------     ---      ------     ---      ------
  Sub-Total Cinemark USA, Inc.             4         200       1          62       5         262
                                         ===      ======     ===      ======     ===      ======

The Sports Authority, Inc.
 Gart Sports                               -           -       1          64       1          64
 Sports Authority                          2          86       -           -       2          86
                                         ---      ------     ---      ------     ---      ------
  Sub-Total The Sports Authority, Inc.     2          86       1          64       3         150
                                         ===      ======     ===      ======     ===      ======

Hoyts Cinemas
 Hoyts Cinemas                             -           -       1          70       1          70
 Silver City Cinemas                       -           -       1          31       1          31
                                         ---      ------     ---      ------     ---      ------
  Sub-Total Hoyts Cinemas                  -           -       2         101       2         101
                                         ===      ======     ===      ======     ===      ======

Nordstrom                                  1          72       6         802       7         874
Gottschalks                                5         500       1         150       6         650
Kohl's                                     6         567       -           -       6         567
Galyan's                                   1          91       3         245       4         336
Neiman-Marcus                              1         161       2         262       3         423
The Bon Ton                                2         224       1          88       3         312
Scheel's All Sports                        3         268       -           -       3         268
Elder-Beerman                              3         141       -           -       3         141
Boscov's                                   1         227       1         185       2         412
Von Maur                                   1         150       1         179       2         329
Wal-Mart                                   2         196       -           -       2         196
Dick's Clothing & Sporting Goods           1          52       1          80       2         132
GKC Theaters                               2          60       -           -       2          60
Ross Dress for Less                        2          60       -           -       2          60
Beall's                                    2          54       -           -       2          54
Others (single stores only)               18         966       2         115      20       1,081
                                         ---      ------     ---      ------     ---      ------
GRAND TOTAL                              368      41,807     181      26,406     549      68,213
                                         ===      ======     ===      ======     ===      ======

                                    25 of 53

GROUND LEASES

As of December 31, 2003, the Company leases the land under Rio West Mall, Prince Kuhio Plaza, Tucson Mall and the office building owned and used by the Company as its headquarters, a portion of the land under Lansing Mall, Mall St. Vincent, Landmark Mall, Coronado Center, Pine Ridge Mall, Salem Center and Ala Moana malls, 7 community centers purchased in the JP Realty acquisition (Note 3), and a portion of the land under the Apache, Southshore and Bayshore parking areas. The leases generally contain various purchase options available to the Company and typically provide for a right of first refusal in favor of the Company in the event of a proposed sale of the property by the landlord.

For further information concerning the properties in the Company Portfolio, see "Item 1 - Business - Business of the Company" and for additional information concerning the mortgage debt encumbering the Consolidated Centers, see Note 5. As stated in Item 1 above, management of the Company believes that each of the properties in the Company Portfolio is adequately insured.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On October 1, 2003 General Growth called a special meeting of stockholders for the purpose of approving an amendment to the Company's certificate of incorporation to increase the number of authorized shares of Common Stock, change the par value of the Common Stock from $.10 to $.01 per share and approve a three-for-one stock split. The meeting was held on November 20, 2003. On the record date of October 20, 2003, a total of 71,557,307 shares were eligible to vote on the matter presented at the special meeting and the matter was approved by the following votes of stockholders (actual votes cast, not reflected on a post-split basis):

                                              NUMBER      NUMBER
                                 NUMBER OF   OF SHARES   OF SHARES
             MATTER             SHARES FOR    AGAINST     ABSTAIN
------------------------------  -----------  ----------  ---------
1. Amendment of General Growth   51,680,377  7,137,123   20,482
  certificate of incorporation

Certificates representing the additional shares of Common Stock were mailed to stockholders on December 5, 2003. Concurrent with the Company's amendment to its certificate of incorporation, the Operating Partnership effected a three-for-one split of its common units, resulting in a current total of approximately 55.7 million common units outstanding.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Common Stock is listed on the New York Stock Exchange ("NYSE") and trades under the symbol "GGP". As of March 11, 2004, 217,756,631 outstanding shares of Common Stock were held approximately 2,104 stockholders of record. The closing price per share of the Common Stock on the NYSE on such date was $32.47 per share.

Set forth below (as adjusted for the stock split as described above in Item 4) are the high and low sales prices per share of Common Stock for each such period as reported by the NYSE, and the distributions per share of Common Stock declared for each such period.

                                    26 of 53

                   PRICE
    2003       --------------    DECLARED
QUARTER ENDED   HIGH    LOW    DISTRIBUTION (*)
-------------  ------  ------  ----------------
March 31       $18.40  $15.90       $.24
June 30        $21.06  $17.83       $.24
September 30   $24.03  $20.77       $  -
December 31    $28.03  $23.91       $.30

                   PRICE
    2002       --------------    DECLARED
QUARTER ENDED   HIGH    LOW    DISTRIBUTION
-------------  ------  ------  ------------
March 31       $14.91  $12.67      $.22
June 30        $17.00  $14.73      $.22
September 30   $17.27  $13.78      $.24
December 31    $17.43  $15.05      $.24

                   PRICE
    2001       --------------    DECLARED
QUARTER ENDED   HIGH    LOW    DISTRIBUTION
-------------  ------  ------  ------------
March 31       $12.79  $11.00      $.18
June 30        $13.12  $11.25      $.18
September 30   $13.17  $10.93      $.22
December 31    $13.50  $11.45      $.22

(*) Reflects three dividend declarations in 2003, as the fourth quarter dividend was declared in January 2004.

                                    27 of 53

ITEM 6. SELECTED FINANCIAL DATA
(Dollars in Thousands, except per share amounts)

The following table sets forth selected financial data for the Company which is derived from, and should be read in conjunction with, the audited Consolidated Financial Statements and the related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report. As described in Item 4, the Company completed a three-for-one split of its Common Stock (effective December 5, 2003) and therefore, unless otherwise noted, all previous applicable share or Unit and per share or per Unit amounts have been reflected on a post-split basis.

                                              2003         2002         2001         2000         1999
                                          -----------   ----------   ----------   ----------   -----------
OPERATING DATA
Revenue                                   $ 1,270,728   $  976,676   $  799,365   $  693,847   $   607,733
Network discontinuance costs                        -            -       66,000            -             -
Depreciation and amortization                 231,172      179,542      144,863      119,337       107,951
Other operating expenses                      486,224      367,744      293,725      224,255       204,110
Interest expense, net                         276,235      215,340      220,402      212,640       185,839
Income allocated to
  minority interests                         (112,111)     (86,670)     (40,288)     (51,676)      (32,444)
Equity in income of
  unconsolidated affiliates                    94,480       80,825       60,195       50,063        17,890
                                          -----------   ----------   ----------   ----------   -----------
Income from continuing operations             259,466      208,205       94,282      136,002        95,279
Income from discontinued operations, net        3,945        1,053        1,362        1,946         5,846
                                          -----------   ----------   ----------   ----------   -----------
Income before cumulative effect
  of accounting charge                        263,411      209,258       95,644      137,948       101,125
Cumulative effect of accounting change              -            -       (3,334)           -             -
                                          -----------   ----------   ----------   ----------   -----------
Net income                                    263,411      209,258       92,310      137,948       101,125
Convertible Preferred Stock Dividends         (13,030)     (24,467)     (24,467)     (24,467)      (24,467)
                                          -----------   ----------   ----------   ----------   -----------

Net income available
  to common stockholders                  $   250,381   $  184,791   $   67,843   $  113,481   $    76,658
                                          ===========   ==========   ==========   ==========   ===========

Earnings from continuing operations
  per share-Basic                         $      1.23   $     0.98   $     0.44   $     0.72   $      0.52
Earnings from continuing operations
  per share-Diluted                              1.20         0.98         0.44         0.72          0.52
Earnings from discontinued operations
  per share-Basic                                0.02         0.01         0.01         0.01          0.04
Earnings from discontinued operations
  per share-Diluted                              0.02            -         0.01         0.01          0.04
Loss from cumulative effect of
  accounting change-Basic                           -            -        (0.02)           -             -
Loss from cumulative effect of
  accounting change-Diluted                         -            -        (0.02)           -             -
Earnings per share-Basic                         1.25         0.99         0.43         0.73          0.56
Earnings per share-Diluted                       1.22         0.98         0.43         0.73          0.56
Distributions Declared Per Share (1)      $      0.78   $     0.92   $     0.80   $     0.69   $      0.66

BALANCE SHEET DATA
Investment in Real Estate Assets-Cost     $10,305,066   $7,724,515   $5,707,967   $5,439,466   $ 5,023,690
Total Assets                                9,582,897    7,280,822    5,646,807    5,284,104     4,954,895
Total Debt                                  6,649,490    4,592,311    3,398,207    3,244,126     3,119,534

Preferred Minority Interests                  495,211      468,201      175,000      175,000             -
Common Minority Interests                     408,613      377,746      380,359      355,158       356,540
Convertible Preferred Stock                         -      337,500      337,500      337,500       337,500
Stockholders' Equity                      $ 1,670,409   $1,196,525   $1,183,386   $  938,418   $   927,758

CASH FLOW DATA
Operating Activities                      $   578,487   $  460,495   $  207,125   $  287,103   $   205,705
Investing Activities                       (1,745,455)    (949,411)    (367,366)    (356,914)   (1,238,268)
Financing Activities                      $ 1,124,005   $  381,801   $  293,767   $   71,447   $ 1,038,526

                                    28 of 53

                                              2003         2002         2001         2000         1999
                                          -----------   ----------   ----------   ----------   -----------
FUNDS FROM OPERATIONS (2)

Funds from Operations -
  Operating Partnership                   $   618,561   $  485,304   $  296,777   $  329,262   $   261,767
Less: Allocations to Operating
  Partnership unitholders                    (138,568)    (116,170)     (80,215)     (90,520)      (78,874)
                                          -----------   ----------   ----------   ----------   -----------
Funds from Operations - Company
  stockholders                            $   479,993   $  369,134   $  216,562   $  238,742   $   182,893

(1) Reflects three dividend declarations in 2003, as the fourth quarter dividend was declared in January 2004.

(2) Funds from Operations ("FFO" as defined below) does not represent cash flow from operations as defined by Generally Accepted Accounting Principles ("GAAP"), should not be considered as an alternative to GAAP net income and is not necessarily indicative of cash available to fund all cash requirements. Please see "Reconciliation of Net Income Determined in Accordance with Generally Accepted Accounting Principles to Funds from Operations" below for a reconciliation of Net Income to FFO.

                                    29 of 53

FUNDS FROM OPERATIONS

General Growth, consistent with real estate industry and investment community preferences, uses Funds from Operations ("FFO") as a supplemental measure of the operating performance for a real estate investment trust. The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains or losses from cumulative effects of accounting changes, extraordinary items and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. As discussed in
Note 13, the treatment of debt extinguishment costs as extraordinary items was suspended with the effectiveness of the rescission of FASB Statement No. 4 in 2003. Accordingly, such previously recorded extraordinary items were reclassified to interest expense and no longer can be considered as excluded from the computation of FFO. Therefore, in the following presentation of its Funds from Operations, the Company has revised its computation of FFO for the years 2002, 2001 and 1999. In addition, the Company also has revised its FFO presentation for 2000 for certain losses on the sale of development property, for 2001 for the loss provision for network discontinuance costs and 2002 for minimum rent recognized for acquired below-market leases in order to be comparable to its 2003 FFO presentation and to reflect interpretations of the NAREIT approved presentation of such items that has changed since the Company's original presentation.

The Company considers FFO a supplemental measure for equity REITs and a complement to GAAP measures because it facilitates an understanding of the operating performance of the company's properties. FFO does not give effect to real estate depreciation and amortization since these amounts are computed to allocate the cost of a property over its useful life. Since values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, the Company believes that FFO provides investors with a clearer view of the Company's operating performance.

In order to provide a better understanding of the relationship between FFO and GAAP net income, a reconciliation of GAAP net income to FFO has been provided. FFO does not represent cash flow from operating activities in accordance with GAAP, should not be considered as an alternative to GAAP net income and is not necessarily indicative of cash available to fund cash needs.

                                    30 of 53

RECONCILIATION OF NET INCOME DETERMINED IN ACCORDANCE WITH
GENERALLY ACCEPTED ACCOUNTING PRINCIPLES TO FUNDS FROM OPERATIONS

                                                      2003         2002         2001         2000         1999
                                                  -----------   ----------   ----------   ----------   ----------
Net Income available to common stockholders       $   250,381   $  184,791   $   67,843   $  113,481   $   76,658

Cumulative effect of accounting change                      -            -        3,334            -            -

Allocations to Operating Partnership unitholders       71,145       57,821       25,128       43,026       33,058

Net (gain) loss on sales                               (3,720)         (19)           -          (32)      (3,083)

Depreciation and amortization                         300,755      242,711      200,472      172,787      155,134
                                                  -----------   ----------   ----------   ----------   ----------

Funds from Operations - Operating Partnership         618,561      485,304      296,777      329,262      261,767

Funds from Operations - Minority Interest            (138,568)    (116,170)     (80,215)     (90,520)     (78,874)
                                                  -----------   ----------   ----------   ----------   ----------

Funds from Operations - Company                   $   479,993   $  369,134   $  216,562   $  238,742   $  182,893
                                                  ===========   ==========   ==========   ==========   ==========

                                    31 of 53

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

FORWARD-LOOKING INFORMATION

Certain statements contained in this Annual Report may include certain forward-looking information statements, within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, including (without limitation) statements with respect to anticipated future operating and financial performance, growth and acquisition opportunities and other similar forecasts and statements of expectation. Words such as "expects", "anticipates", "intends", "plans", "will", "believes", "seeks", "estimates", and "should" and variations of these words and similar expressions, are intended to identify these forward-looking statements. Forward-looking statements made by the Company and its management are based on estimates, projections, beliefs and assumptions of management at the time of such statements and are not guarantees of future performance. The Company disclaims any obligation to update or revise any forward-looking statement based on the occurrence of future events, the receipt of new information or otherwise.

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation) general industry and economic conditions, acts of terrorism, interest rate trends, cost of capital requirements, availability of real estate properties, inability to consummate acquisition opportunities, competition from other companies and venues for the sale/distribution of goods and services, changes in retail rental rates in the Company's markets, shifts in customer demands, tenant bankruptcies or store closures, changes in vacancy rates at the Company's properties, changes in operating expenses, including employee wages, benefits and training, governmental and public policy changes, changes in applicable laws, rules and regulations (including changes in tax laws), the ability to obtain suitable equity and/or debt financing, and the continued availability of financing in the amounts and on the terms necessary to support the Company's future business.

MANAGEMENT'S CONTEXTUAL OVERVIEW & SUMMARY

The Company's primary business is the ownership, management, leasing and development of retail rental property. Management of the Company believes the most significant operating factor affecting incremental cash flow and net income is increased rents (either base rental revenue or overage rents) earned from tenants at the Company's properties. These rental revenue increases are primarily achieved by re-leasing existing space at higher current rents, increasing occupancy at the properties so that more space is generating rent and sales increases of the tenants, in which the Company participates through overage rents. Therefore, certain operating statistics of the properties owned by the Company are presented to indicate the trends of these factors. Readers of this management analysis of operations of the Company should focus on trends in such rental revenues as tenant expense recoveries (which are intended to recover amounts incurred for property operating expenses, including real estate taxes) and net management fees and expenses, are not as significant in terms of major net indicators of trends in cash flow or net income. In addition, management of the Company considers changes in interest rates to be the most significant external factor in determining trends in the Company's cash flow or net income. As detailed in our discussion of economic conditions and market risk in this section, interest rates could rise in future months, which could adversely impact the Company's future cash flow and net income. Finally, the following discussion of management's

                                    32 of 53
analysis of operations focuses on the consolidated financial statements presented in this Annual Report. Trends in Funds from Operations ("FFO") as defined by The National Association of Real Estate Investment Trusts ("NAREIT") have not been presented in this management discussion of operations, as FFO, under current SEC reporting guidelines, can only be considered a supplemental measure of Company operating performance.

The summary immediately above has discussed operating factors which affect incremental annual cash flow and net income for individual properties owned by the Company in all comparable periods. However, another significant factor for overall increases in annual Company cash flow and net income is the acquisition of additional properties. During 2003, the Company acquired 100% interests in 10 regional malls and additional ownership interests in 7 regional malls, for total consideration of approximately $2.0 billion. Readers of this management analysis of operations should note that, as described in the results of operations discussion below, the major portion of increases in cash flow and net income versus prior years are due to the continued acquisition of property.

SEASONALITY

The business of our tenants and the Company's business are both seasonal in nature. Our tenants' stores typically achieve higher sales levels during the fourth quarter because of the holiday selling season, and with lesser, though still significant, sales fluctuations associated with the Easter holiday and back-to-school events. Although the Company has a year-long temporary leasing program, a significant portion of the rents received from short-term tenants are collected during the months of November and December. In addition, the majority of our tenants have December or January lease years for purposes of calculating annual overage rent amounts. Accordingly, overage rent thresholds are most commonly achieved in the Company's fourth quarter. Thus, occupancy levels and revenue production are generally higher in the fourth quarter of each year and lower during the first and second quarters of each year.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates for a variety of reasons, certain of which are described below.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are both significant to the overall presentation of the Company's financial condition and results of operations and require management to make difficult, complex or subjective judgments. For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, recoverable amounts of receivables and deferred taxes and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions, as further discussed below. The Company's critical accounting policies have not changed during 2003 from 2002.

INITIAL VALUATIONS AND ESTIMATED USEFUL LIVES OR AMORTIZATION PERIODS FOR PROPERTY AND INTANGIBLES: Upon acquisition of a property, the Company makes an initial assessment of the initial valuation and composition of the assets acquired and liabilities assumed. These assessments consider fair values of the respective assets and liabilities and are determined based on estimated future cash flows using appropriate discount and capitalization rates. The estimated future cash flows that are used for this analysis reflect the historical operations of the property, known trends and changes expected in current market and economic conditions which would impact the property's operations, and the Company's plans for such property. These estimates of cash flows are particularly important as they are used for the allocation of purchase price between land, buildings and improvements and other identifiable intangibles including above, below and at-market leases. As the resulting cash flows are, under current accounting standards, the basis for the carrying values of the

                                    33 of 53
assets and liabilities and any subsequent impairment losses recognized, the impact of these estimates on the Company's operations could be substantial. Significant differences in annual depreciation or amortization expense may result from the differing amortization periods related to such purchased assets and liabilities. For example, the net consolidated carrying value of the land, buildings and other purchased intangible assets, net of identifiable purchased intangible liabilities, at December 31, 2003 for acquisitions completed by the Company in 2003 was approximately $2.3 billion which will be depreciated or amortized over estimated useful lives of five to forty-five years.

Events or changes in circumstances concerning a property may occur which could indicate that the carrying values or amortization periods of the assets and liabilities may require adjustment. The resulting recovery analysis also depends on an analysis of future cash flows to be generated from a property's assets and liabilities. Changes in the Company's overall plans (for example, the extent and nature of a proposed redevelopment of a property) and its views on current market and economic conditions may have a significant impact on the resulting estimated future cash flows of a property that are analyzed for these purposes.

RECOVERABLE AMOUNTS OF RECEIVABLES AND DEFERRED TAXES: The Company makes periodic assessments of the collectability of receivables (including those resulting from the difference between rental revenue recognized and rents currently due from tenants) and the recoverability of deferred taxes based on a specific review of the risk of loss on specific accounts or amounts. With respect to receivable amounts, this analysis places particular emphasis on past-due accounts and considers information such as, among other things, the nature and age of the receivables, the payment history and financial condition of the payee and the basis for any disputes or negotiations with the payee. For straight-line rents, the analysis considers the probability of collection of the unbilled deferred rent receivable given the Company's experience regarding such amounts. For deferred taxes, an assessment of the recoverability of the current tax asset considers the current expiration periods of the prior net operating loss carry forwards (currently through 2021-Note 6) and the estimated future taxable income of GGMI, a taxable REIT subsidiary of the Company. The resulting estimates of any allowance or reserve related to the recovery of these items is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on such payees and on GGMI.

CAPITALIZATION OF DEVELOPMENT AND LEASING COSTS: The Company capitalizes the costs of development and leasing activities of its properties. These costs are incurred both at the property location and at the regional and corporate office level. The amount of capitalization depends, in part, on the identification and justifiable allocation of certain activities to specific projects and lease proposals. Differences in methodologies of cost identifications and documentation, as well as differing assumptions as to the time incurred on different projects, can yield significant differences in the amounts capitalized.

CERTAIN INFORMATION ABOUT THE COMPANY PORTFOLIO

At December 31, 2003, the Company owned the Consolidated Centers (120 regional malls and community centers) and the following investments in Unconsolidated Real Estate Affiliates (collectively, the "Company Portfolio"):


                  NUMBER OF REGIONAL   COMPANY
                     MALL SHOPPING    OWNERSHIP
 VENTURE NAME           CENTERS       PERCENTAGE
--------------    ------------------  ----------
GGP/Homart               22*             50%
GGP/Homart II            10              50%
GGP/Teachers              5              50%
GGP Ivanhoe               2              51%
GGP Ivanhoe IV            1              51%
Quail Springs             1              50%
Town East Mall            1              50%

                                    34 of 53

Circle T                  1              50%
                         --              --
Totals                   43
                         ==

(*) Including 3 regional mall shopping centers owned jointly with venture partners.

For the purposes of this report, the 43 regional mall shopping centers listed above are collectively referred to as the "Unconsolidated Centers" and, together with the Consolidated Centers, comprise the "Company Portfolio".

Reference is made to Notes 1 and 4 for a further discussion of such Consolidated Centers and investments in Unconsolidated Real Estate Affiliates.

As used in this Annual Report, the term "GLA" refers to gross leaseable retail space, including Anchors and all other areas leased to tenants; the term "Mall GLA" refers to gross leaseable retail space, excluding both Anchors and Freestanding GLA; the term "Anchor" refers to a department store or other large retail store; the term "Mall Stores" refers to stores (other than Anchors) that are typically specialty retailers who lease space in the structure including, or attached to, the primary complex of buildings that comprise a shopping center; the term "Freestanding GLA" means gross leaseable area of freestanding retail stores in locations that are not attached to the primary complex of buildings that comprise a shopping center; and the term "total Mall Stores sales" means the gross revenue from product sales to customers generated by the Mall Stores.

The Company has presented certain information on its Consolidated and Unconsolidated Centers separately in charts and tables containing financial data and operating statistics for its equity-owned retail properties. As a significant portion of the Company's total operations are structured as joint venture arrangements which are unconsolidated for GAAP purposes since the Company only has an approximate 50% interest in such properties through such joint ventures, management of the Company believes that financial information and operating statistics with respect to all properties owned provide important insights into the income produced by such investments for the Company as a whole. Since GGMI, a wholly-owned subsidiary of the Company, provides on-site management and other services to the Unconsolidated Centers, the management operating philosophies and strategies are generally the same whether the properties are consolidated or unconsolidated as a result of a joint venture arrangement. As a result, a presentation of certain financial information for Consolidated and Unconsolidated Centers on a stand-alone basis as well as operating statistics on a stand-alone and weighted average basis depicts the relative size and significance of these elements of the Company's overall operations.

                                    35 of 53

                           COMPANY OPERATING DATA (a)
           AS OF AND/OR FOR THE TWELVE MONTHS ENDED DECEMBER 31, 2003
                                   (unaudited)

                                                   Consolidated   Unconsolidated      Company
                                                      Centers         Centers      Portfolio (b)
                                                   ------------   --------------   -------------
OPERATING STATISTICS
Space leased at centers not
 under redevelopment (as a %)                              91.2%            91.4%           91.3%
Trailing 12 month total tenant sales per sq. ft.   $        339   $          378   $         352
% change in total sales                                    2.71%            3.75%           3.05%
% change in comparable sales                               0.52%            0.63%           0.56%
Occupied Mall and Freestanding GLA
 excluding space under redevelopment (in sq. ft.)    30,151,406       14,524,657      44,676,063

CERTAIN FINANCIAL INFORMATION
Average annualized in place rent per sq. ft.       $      28.37   $        32.63
Average rent per sq. ft. for
 new/renewal leases (excludes 2003 acquisitions)   $      31.83   $        34.71
Average rent per sq. ft. for leases
 expiring in 2002 (excludes 2003 acquisitions)     $      22.16   $        31.29

(a) Data is for 100% of the Mall GLA in each portfolio, including those centers that are owned in part by unconsolidated affiliates. Data excludes properties currently being redeveloped and/or remerchandised and miscellaneous (non-mall) properties.

(b) Operational statistics presented in the column "Company Portfolio" are weighted average amounts.

RESULTS OF OPERATIONS OF THE COMPANY

GENERAL:

Company revenues are primarily derived from tenants in the form of fixed minimum rents, overage rents and recoveries of operating expenses. In addition, the consolidated results of operations of the Company were impacted by the following acquisitions (listed by year):

2003

-        Peachtree Mall in Columbus, Georgia

-        Saint Louis Galleria in St. Louis, Missouri

-        Coronado Center in Albuquerque, New Mexico

-        The additional 49% ownership interest in GGP Ivanhoe III

-        Lynnhaven Mall in Virginia Beach, Virginia

-        Sikes Senter in Wichita Falls, Texas

-        The Maine Mall in Portland, Maine

-        Glenbrook Square in Fort Wayne, Indiana

-        Foothills Mall in Fort Collins, Colorado

-        Chico Mall in Chico, California

-        Rogue Valley Mall in Medford, Oregon

2002

-        Victoria Ward, Limited in Honolulu, Hawaii

-        JP Realty, Inc. (51 properties in 10 western USA states)

-        Prince Kuhio Plaza in Hilo, Hawaii

-        Pecanland Mall in Monroe, Louisiana

-        Southland Mall in Hayward, California

2001

-        Tucson Mall in Tucson, Arizona

For purposes of the following discussion of the results of operations, the effect of "new" acquisitions is that, for the relevant comparative accounting periods, the properties listed above were not owned by the Company for the entire time in both accounting periods.

Inasmuch as the Company's consolidated financial statements reflect the use of the equity method to account for its investments in GGP/Homart, GGP/Homart II, GGP/Teachers,

                                    36 of 53

GGP Ivanhoe, GGP Ivanhoe III, GGP Ivanhoe IV, Quail Springs and Town East, the discussion of results of operations of the Company below related primarily to the revenues and expenses of the Consolidated Centers and GGMI.

COMPARISON OF YEAR ENDED DECEMBER 31, 2003 TO YEAR ENDED DECEMBER 31, 2002

The main reason for the increases when comparing the results of 2003 to those of 2002 is the new acquisitions as discussed above. The following chart calculates the change and percentage change for major items of revenue and expense:

            PERCENTAGE CHANGE IN MAJOR ITEMS OF REVENUES AND EXPENSES
                             (Dollars in thousands)

              REVENUE OR EXPENSE ITEM                  2003        2002    $ CHANGE   % CHANGE
-------------------------------------------------  -----------  ---------  ---------  --------
 Total Revenues                                    $ 1,270,728  $ 976,676  $ 294,052    30.1%
 Minimum rents                                     $   781,675  $ 584,260  $ 197,415    33.8%
 Tenant recoveries                                 $   333,712  $ 255,526  $  78,186    30.6%
 Overage rents                                     $    34,928  $  28,044  $   6,884    24.5%
 Management and other fees                         $    84,138  $  75,479  $   8,659    11.5%
Total Expenses                                     $   717,396  $ 547,286  $ 170,110    31.1%
 Real estate taxes                                 $    89,038  $  61,096  $  27,942    45.7%
 Repairs and maintenance                           $    82,217  $  62,674  $  19,543    31.2%
 Other property operating costs                    $   153,786  $ 107,919  $  45,867    42.5%
 Property management and other costs               $   109,844  $  94,795  $  15,049    15.9%
 Depreciation and amortization                     $   231,172  $ 179,542  $  51,630    28.8%
Interest Expense                                   $   278,543  $ 219,029  $  59,514    27.2%
Equity in net income of unconsolidated affiliates  $    94,480  $  80,825  $  13,655    16.9%

The new acquisitions accounted for approximately $249.5 million of the $294.1 million increase in total revenues. The remainder of the increase in total revenues was attributable to the Comparable Centers (properties owned by the Company for the entire time during the relevant comparative accounting periods) and to GGMI, the components of which are described in more detail below.

The effect of new acquisitions comprised $151.8 million of the increase in minimum rents, while the remaining $45.6 million increase was due to additional rents from higher occupancies, higher base rents from lease renewals, as well as increased specialty leasing activities. Included in the increase in minimum rents was the effect of below-market lease rent accretion pursuant to SFAS 141 and 142 (Note 2) for the 2002 and 2003 acquisitions, which was $16.6 million in 2003 and $4.6 million in 2002.

The majority of the increase in tenant recoveries was mainly due to new acquisitions which accounted for $70.5 million of the $78.2 million increase. The remaining amount of the increase was due to increased recoverable operating costs at the Comparable Centers as noted below.

The increase in overage rents was substantially all due to new acquisitions which accounted for $6.7 million of the $6.9 million increase. The increase in management and other fees was primarily due to increases in acquisition, financing, leasing and development fees at GGMI, the components of which are discussed below.

The new acquisitions accounted for $117.9 million of the $170.1 million increase in total expenses, including depreciation and amortization. The remainder of the increase was attributable to the Comparable Centers and to GGMI as described in more detail below.

Real estate taxes increased mainly due to new acquisitions which accounted for $21.6 million of the $27.9 million increase. The remainder was due to increases at the Comparable Centers primarily due to reassessments and increased real estate tax rates at the properties. The increase in repairs and maintenance was substantially all due to the new acquisitions. As noted in management's contextual overview, the above increases in real

                                    37 of 53
estate taxes, repairs and maintenance and other property operating expenses are generally recoverable from tenants.

The effect of new acquisitions accounted for $29.3 million of the $45.9 million increase in other property operating costs. The remainder was primarily due to approximately $7.5 million in increases in insurance costs and approximately $5.5 million in increases in net payroll costs including approximately $3.1 million in incremental compensation expenses recognized in 2003 over 2002 due to the vesting of certain of the Company's threshold vesting stock options as described in Note 9.

The increase in management and other fees and property management and other costs was primarily due to increased fees and expenses related to late 2003 acquisition activity of the Unconsolidated Real Estate Affiliates as discussed below. Third party management fees and expenses were generally comparable between the two years.

The new acquisitions accounted for $41.5 million of the $51.6 million increase in depreciation and amortization. The increase in interest expense, including amortization of deferred financing costs, due to the loans and financings related to the new acquisitions was $48.6 million. Interest rates were generally stable during 2003 but certain reductions in interest expense were achieved through the refinancing of existing higher rate mortgage debt.

The increase in equity in income of unconsolidated affiliates in 2003 was primarily due to an increase in the Company's equity in the income of GGP/Teachers which resulted in an increase of approximately $14.2 million. This increase is due to a full year of operations being reflected in 2003 versus only four months in 2002 as GGP/Teachers was formed in August 2002. In addition, the Company's equity in the income of GGP/Homart II increased approximately $7.2 million, primarily as a result of the acquisition of Glendale Galleria and First Colony Mall during the fourth quarter of 2002. These increases were partially offset by the acquisition of the 49% ownership interest in GGP Ivanhoe III in July 2003 which caused the operations of GGP Ivanhoe III to be fully consolidated for the remaining six months of 2003.

COMPARISON OF YEAR ENDED DECEMBER 31, 2002 TO YEAR ENDED DECEMBER 31, 2001

The main reason for the increases when comparing the results of 2002 to those of 2001 is the new acquisitions as presented above. The following chart calculates the change and percentage change for major items of revenue and expense:

            PERCENTAGE CHANGE IN MAJOR ITEMS OF REVENUES AND EXPENSES
                             (Dollars in thousands)

               REVENUE OR EXPENSE ITEM                2002        2001     $ CHANGE   % CHANGE
-------------------------------------------------  -----------  ---------  ---------  --------
Total Revenues                                     $   976,676  $ 799,365  $ 177,311    22.2%
Minimum rents                                      $   584,260  $ 466,678  $ 117,582    25.2%
Tenant recoveries                                  $   255,526  $ 218,700  $  36,826    16.8%
Overage rents                                      $    28,044  $  22,746  $   5,298    23.3%
Management and other fees                          $    75,479  $  66,764  $   8,715    13.1%
Total Expenses                                     $   547,286  $ 504,588  $  42,698     8.5%
Real estate taxes                                  $    61,096  $  51,057  $  10,039    19.7%
Repairs and maintenance                            $    62,674  $  53,922  $   8,752    16.2%
Other property operating costs                     $   107,919  $  84,941  $  22,978    27.1%
Property management and other costs                $    94,795  $  66,987  $  27,808    41.5%
Depreciation and amortization                      $   179,542  $ 144,863  $  34,679    23.9%
Interest Expense                                   $   219,029  $ 225,057  $  (6,028)  - 2.7%
Equity in net income of unconsolidated affiliates  $    80,825  $  60,195  $  20,630    34.3%

The new acquisitions accounted for approximately $104.7 million of the $177.3 million increase in total revenues with increases in tenant recoveries and fee income as discussed below representing the majority of the remaining increase in total revenues.

                                    38 of 53

The effect of new acquisitions comprised $74.9 million of the $117.6 million increase in minimum rents, while the remainder of the increase was due primarily to new base rents on expansion space and specialty leasing increases at the Comparable Centers. Included in the increase in minimum rents was the effect of below-market lease rent accretion pursuant to SFAS 141 and 142 (Note 2) for the new acquisitions, which was $4.6 million in 2002.

The majority of the increase in tenant recoveries was attributable to the new acquisitions which accounted for $24.6 million of the $36.8 million increase. The remainder was due to increased recoverable operating costs at the Comparable Centers as noted below.

The $5.3 million increase in overage rents was substantially all due to the new acquisitions. The $8.7 million increase in management and other fees was primarily due to higher acquisition, financing, leasing and development fees.

Excluding the effects of the $66.0 million of Network Discontinuance costs (Note
11) which were incurred in 2001, but not in 2002, total expenses increased approximately $108.7 million in 2002. Of the increase, $53.4 million was due to the effect of the acquisitions as discussed above. The remainder of the increase in total expenses was attributable to the Comparable Centers and to GGMI as described below.

Real estate taxes increased mainly due to the new acquisitions which accounted for $8.8 million of the $10.0 million increase. The remainder was due to increases at the Comparable Centers primarily due to reassessments and increased real estate tax rates at the properties. The increase in repairs and maintenance was substantially all due to the new acquisitions. As noted in management's contextual overview, increases in real estate taxes, repairs and maintenance and other property operating expenses are generally recoverable from tenants.

The $23.0 million increase in other property operating costs was primarily due to new acquisitions and increases in net payroll and professional services costs including approximately $11.8 million of compensation expenses recognized in 2002 due to the vesting of certain of the Company's threshold vesting stock options as described in Note 9.

The $8.7 million increase in management and other fees and property management and other costs was primarily due to increased fees and expenses related to the 2002 acquisition activity of the Unconsolidated Real Estate Affiliates as discussed below. Third party management fees and expenses were generally comparable between the two years.

The new acquisitions accounted for $18.2 million of the $34.7 million increase in depreciation and amortization. The $6.0 million decrease in interest expense in 2002 is primarily the result of approximately $14.0 million of debt extinguishment costs included in interest expense in 2001. These costs were reclassified in 2003 from extraordinary items per the rescission of FASB No. 4 (Note 13). Lower interest rates in 2002 also contributed to the 2002 decrease, which was partially offset by additional interest expense of approximately $15.1 million related to loans incurred or assumed in conjunction with new acquisitions.

The increase in equity in income of unconsolidated affiliates was partially a result of reduced interest rates on their mortgage loans primarily resulting from refinancings in 2001. In addition, the Company's equity in the income of GGP Ivanhoe III increased approximately $8.7 million, primarily caused by increases in minimum rents, tenant recoveries and specialty leasing revenues at the properties owned by GGP Ivanhoe III. The Company's equity in the income of GGP/Teachers, formed in 2002, resulted in an increase in earnings of approximately $6.0 million.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

As of December 31, 2003, the Company held approximately $10.7 million of unrestricted

                                    39 of 53
cash and cash equivalents. During January 2004, an additional $140 million was borrowed under the Company's 2003 Credit Facility. The Company uses operating cash flow as the principal source of internal funding for short-term liquidity and capital needs such as tenant construction allowances and minor improvements made to individual properties that are not recoverable through common area maintenance charges to tenants. External funding alternatives for longer-term liquidity needs such as acquisitions, new development, expansions and major renovation programs at individual centers include:

         -        Construction loans

         -        Mini-permanent loans

         -        Long-term project financing

         -        Joint venture financing with institutional partners

         - Operating Partnership level or Company level equity investments

         -        Unsecured Company level debt

         -        Secured loans collateralized by individual shopping centers

In this regard, in March 2003 the Company arranged the 2003 Credit Facility (as described below and in Note 5) to replace a previously existing unsecured credit. The 2003 Credit Facility was finalized in April 2003 with initial borrowing availability of approximately $779 million (which was subsequently increased to approximately $1.25 billion). At closing, approximately $619 million was borrowed under the 2003 Credit Facility, which has a term of three years and provides for partial amortization of the principal balance in the second and third years. As of December 31, 2003, the Company had borrowed approximately $789.0 million on the 2003 Credit Facility and management believes it is in compliance with any restrictive covenants (Note 5) contained in its various financial arrangements. Also, in order to maintain its access to the public equity and debt markets, the Company has a currently effective shelf registration statement under which up to $2 billion in equity or debt securities may be issued from time to time.

In addition, the Company considers its Unconsolidated Real Estate Affiliates as potential sources of short and long-term liquidity. In this regard, the Company has net borrowings (in place of distributions) at December 31, 2003 of approximately $8.9 million from GGP/Homart II, (which bears interest at a rate per annum of LIBOR plus 135 basis points) after repayments of approximately $73.1 million during 2003. Such loaned amounts from GGP/Homart II are currently due in March 2005 and primarily represent GGP/Homart II proceeds of the GGP MPTC and other recent financings and are expected to be repaid from future operating distributions from GGP/Homart II (Notes 4 and 5). To the extent that amounts remain due in March 2005 after the application of available operating distributions, the Company expects to repay such amounts from other financing proceeds as discussed below.

As of December 31, 2003, the Company had consolidated debt of approximately $6.6 billion, of which approximately $4.5 billion is comprised of debt bearing interest at fixed rates (after taking into effect certain interest rate swap agreements described below), with the remaining approximately $2.1 billion bearing interest at variable rates. In addition, the Company's Unconsolidated Real Estate Affiliates have mortgage loans of which the Company's allocable portion based on its respective ownership percentages is approximately $1.9 billion. Of the Company's share of total mortgage debt of Unconsolidated Real Estate Affiliates of $1.9 billion, approximately $1.2 billion is comprised of debt bearing interest at fixed rates (after taking into effect certain interest rate swap agreements), with the remaining approximately $0.7 billion bearing interest at variable rates. Except in instances where certain Consolidated Centers are cross-collateralized with the Unconsolidated Centers, or the Company has retained a portion of the debt of a property when contributed to an Unconsolidated Real Estate Affiliate (as indicated in the chart below and in Note 4), the Company has not otherwise guaranteed the debt of the Unconsolidated Real Estate Affiliates. Reference is made to Notes 5 and 12 and

                                    40 of 53

Items 2 and 7A of the Company's Annual Report on Form 10-K for additional information regarding the Company's debt and the potential impact on the Company of interest rate fluctuations.

The following summarizes certain significant investment and financing transactions of the Company currently planned or completed since December 31, 2002:

In January 2003, the Company refinanced the mortgage loans collateralized by the Provo Towne Centre and the Spokane Valley Mall with a new, long-term non-recourse mortgage loan. The new $95 million loan bears interest at a rate per annum of 4.42%, requires monthly payments of principal and interest and matures in February 2008.

On March 31, 2003, the Company sold McCreless Mall in San Antonio, Texas for aggregate consideration of $15 million (which was paid in cash at closing). The Company recorded a gain of approximately $4 million for financial reporting purposes on the sale of the mall. McCreless Mall was purchased in 1998 as part of a portfolio of eight shopping centers.

In April 2003, the Company reached an agreement with a group of banks to establish a new revolving credit facility and term loan (the "2003 Credit Facility") with initial borrowing availability of approximately $779 million (which was subsequently increased to approximately $1.25 billion). At closing, approximately $619 million was borrowed under the 2003 Credit Facility, which has a term of three years and provides for partial amortization of the principal balance in the second and third years (currently approximately $28.2 million and $36.1 million in 2004 and 2005, respectively). The proceeds were used to repay and consolidate existing financing including amounts due on the PDC Credit Facility, the Term Loan and the JP Realty acquisition loan. Amounts borrowed under the 2003 Credit Facility bear interest at a rate per annum of LIBOR plus 100 to 175 basis points depending upon the Company's leverage ratio.

On April 30, 2003, the Company completed the acquisition of Peachtree Mall, an 811,000 square foot enclosed regional mall located in Columbus, Georgia. The purchase price was approximately $87.6 million, which was paid at closing with a five-year interest-only acquisition loan (assuming the exercise by the Company of all no-cost extension options) of approximately $53 million (bearing interest at a rate per annum of LIBOR plus 85 basis points), and the balance from cash on hand and borrowings under the Company's credit facilities.

On June 11, 2003, the Company acquired Saint Louis Galleria, a two-level enclosed mall in St. Louis, Missouri. The purchase price was approximately $235 million which was funded by cash on hand, including proceeds from refinancings of existing long-term financing and an approximately $176 million acquisition, interest-only loan which matures in June of 2008 (assuming the exercise by the Company of all no-cost extension options) and currently bears interest at a rate per annum of LIBOR plus 165 basis points.

On June 11, 2003, the Company acquired Coronado Center, a two-level enclosed mall in Albuquerque, New Mexico. The purchase price was approximately $175 million and was funded by cash borrowed from the Company's credit facilities and by an approximately $131 million, interest-only acquisition loan which matures in October of 2008 (assuming the exercise by the Company of all no-cost extension options) and bore interest at a rate per annum of LIBOR plus 85 basis points. In September 2003, $30 million was paid down and the loan now bears interest at a rate per annum of LIBOR plus 91 basis points.

On June 13, 2003, the Company refinanced five malls, Boulevard Mall, West Valley Mall, Mayfair, Valley Plaza Mall and Regency Square Mall, which had all been a part of the GGP MPTC financing (see Note 5). Boulevard Mall was refinanced with a new non-recourse $120 million loan which requires monthly payments of principal and interest, matures in

                                    41 of 53

August of 2013 and bears interest at a rate per annum of 4.27%. West Valley Mall was refinanced with a new non-recourse $67 million loan which requires monthly payments of principal and interest, matures in April of 2010 and bears interest at a rate per annum of 3.43%. Mayfair (owned by GGP Ivanhoe III which was an Unconsolidated Real Estate Affiliate until the July 1, 2003 acquisition described below) was refinanced with a new non-recourse $200 million loan which requires monthly payments of principal and interest, matures in June of 2008 and bears interest at a rate per annum of 3.11%. Valley Plaza was refinanced with a new non-recourse $107 million loan which requires monthly payments of principal and interest, matures in July of 2012 and bears interest at a rate per annum of 3.90%. Regency Square Mall was refinanced with a new non-recourse $106 million loan which requires monthly payments of principal and interest, matures in July of 2010 and bears interest at a rate per annum of 3.59%.

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

On July 1, 2003, the Company obtained an aggregate of five new amortizing mortgage loans on sixteen previously unencumbered properties. Visalia Mall was financed with a new non-recourse $49.0 million loan which is scheduled to be repaid in January 2010, matures in 2028 and bears interest at a rate per annum of 3.78%. Boise Towne Plaza was financed with a new non-recourse $12.1 million loan which matures in July of 2010 and bears interest at a rate per annum of 4.70%. A new non-recourse loan of approximately $38.5 million, cross-collateralized by a group of nine retail properties (Austin Bluffs Plaza, Division Crossing, Fort Union Plaza, Halsey Crossing, Orem Plaza-Center Street, Orem Plaza-State Street, River Pointe Plaza, Riverside Plaza and Woodlands Village), was obtained. This mortgage loan bears interest at a rate per annum of 4.40% and is scheduled to mature in April of 2009. A new non-recourse loan of approximately $29.4 million, collateralized by the Gateway Crossing and the University Crossing retail properties, was obtained which matures in July of 2010 and bears interest at a rate per annum of 4.70%. Finally, a new non-recourse loan of approximately $87 million, cross-collateralized by the Animas Valley, Grand Teton and Salem Center retail properties, was obtained which matures in July of 2008 and bears interest at a rate per annum of 3.56%.

On July 15, 2003 the Company completed the redemption of the PIERS, (Note 1). The Company, through voluntary conversion by the holders of the PIERS or at redemption, redeemed the $337.5 million of preferred stock represented by the PIERS with Common Stock (plus a nominal amount of cash for fractional shares).

On July 31, 2003, the Company obtained a new long-term fixed rate non-recourse mortgage loan collateralized by The Meadows Mall. The new $112 million loan, bearing interest at a rate per annum of 5.45%, and requiring monthly payments of principal and interest, matures in August 2013, and replaced a previously existing $59.6 million mortgage loan.

On August 27, 2003, the Company acquired Lynnhaven Mall, an enclosed mall in Virginia Beach, Virginia for approximately $256.5 million. The consideration (after certain prorations and adjustments) was paid in the form of cash borrowed under the Company's

                                    42 of 53
credit facilities and a $180 million interest-only acquisition loan. The acquisition loan currently bears interest at a rate per annum of LIBOR plus 125 basis points and is scheduled to mature in August 2008, (assuming the exercise of three one-year, no-cost extension options).

On September 12, 2003, the Company refinanced Tucson Mall and Park City Center and, through GGP/Homart, Newgate Mall, all of which had been a part of the GGP MPTC financing, with new, non-recourse mortgage loans. The new $163 million loan collateralized by Park City Center requires monthly payments of principal and interest, bears interest at a rate of 5.19% per annum and is scheduled to mature in October 2010. The new $130 million loan collateralized by Tucson Mall requires monthly payments of principal and interest, bears interest at a rate of 4.26% per annum and is scheduled to mature in July 2008. The new $45 million loan collateralized by Newgate Mall requires monthly payments of principal and interest, bears interest at a rate of 4.84% per annum and is scheduled to mature in October 2010.

On October 14, 2003, the Company acquired Sikes Senter, an enclosed mall located in Wichita Falls, Texas. The purchase price was approximately $61 million, which was paid at closing with an interest-only acquisition loan of approximately $41.5 million (bearing interest at a rate per annum of LIBOR plus 70 basis points and scheduled to mature in November 2008, assuming all no-cost extension options are exercised) and the balance from cash on hand and amounts borrowed under the Company's credit facilities.

On October 29, 2003, the Company acquired The Maine Mall, an enclosed mall in Portland, Maine. The aggregate consideration paid for The Maine Mall was approximately $270 million (subject to certain prorations and adjustments). The consideration was paid in the form of cash borrowed under the Company's credit facilities and an approximately $202.5 million acquisition loan which initially bears interest at a rate per annum of LIBOR plus 92 basis points. After May 14, 2004, depending upon certain factors, the interest rate spread per annum could vary from 85 to 198 basis points. The loan requires monthly payments of interest-only and matures in five years (assuming the exercise by the Company of all no-cost extension options).

On October 31, 2003, the Company acquired Glenbrook Square, an enclosed mall in Fort Wayne, Indiana. The aggregate consideration paid for Glenbrook Square was approximately $219 million (subject to certain prorations and adjustments). The consideration was paid from cash on hand, including proceeds from refinancings of existing long-term debt and by an approximately $164.3 million interest-only acquisition loan which initially bears interest at a rate per annum of LIBOR plus 80 basis points. After April 10, 2004, depending upon certain factors, the interest rate spread per annum could vary from 85 basis points to 185 basis points. The loan requires monthly payments of interest-only and matures in five years (assuming the exercise by the Company of all no-cost extension options).

On December 5, 2003, the Company acquired Foothills Mall, four adjacent retail properties in Foothills, Colorado. The aggregate consideration paid was approximately $100.5 million (subject to certain prorations and adjustments). The consideration was paid from cash on hand, including borrowings under the Company's credit facilities, approximately $26.6 million in 6.5% preferred units of limited partnership in the Operating Partnership, and approximately $45.8 million in assumed debt. The assumed debt requires monthly payments of principal and interest, bears interest at a weighted average rate per annum of approximately 6.6% and matures in September 2008.

On December 23, 2003, the Company acquired Chico Mall, an enclosed mall in Chico, California. The aggregate consideration paid for Chico Mall was approximately $62.4 million (subject to certain prorations and adjustments). The consideration was paid in the form of cash borrowed under the Company's credit facilities and the assumption of

                                    43 of 53
approximately $30.6 million in existing long-term mortgage indebtedness that currently bears interest at a rate per annum of 7.0%. The loan requires monthly payments of principal and interest and is scheduled to mature in March 2005.

On December 23, 2003, the Company acquired Rogue Valley Mall, an enclosed mall in Medford, Oregon. The aggregate consideration paid for Rogue Valley Mall was approximately $57.5 million (subject to certain prorations and adjustments). The consideration was paid from cash on hand, including proceeds from borrowings under the Company's credit facilities and by the assumption of approximately $28 million in existing long-term mortgage indebtedness that currently bears interest at a rate per annum of 7.85%. The loan requires monthly payments of principal and interest and is scheduled to mature in January 2011.

On January 7, 2004, the Company acquired a 50% ownership interest in Burlington Town Center, an enclosed mall in Burlington, Vermont. The aggregate consideration for the 50% ownership interest in Burlington Town Center is approximately $10.25 million (subject to certain prorations and adjustments) of which approximately $9 million was paid in cash at closing with the remaining amounts to be funded in cash in 2004 when certain conditions related to the property are satisfied. In addition, the Company issued to the venture a non-recourse loan collateralized by the property to replace the existing mortgage debt collateralized by the property. The Company's $31.5 million mortgage loan requires monthly payments of principal and interest, bears interest at a weighted average rate per annum of approximately 5.5% and is scheduled to mature in January 2009. In addition, the Company has an option to purchase the remaining 50% ownership interest in Burlington Town Center until January 2007 at a price computed on a formula related to the Company's initial purchase price. Due to substantive participating rights held by the unaffiliated venture partners, this investment is expected to be accounted for by the Company on the equity method.

On January 16, 2004, the Company acquired Redlands Mall, an enclosed mall in Redlands, California. The purchase price paid for Redlands Mall was approximately $14.25 million (subject to certain prorations and adjustments). The consideration was paid from cash on hand, including proceeds from borrowings under the Company's credit facilities.

On March 1, 2004 the Company acquired the remaining 50% general partnership interest in Town East Mall in Mesquite, Texas from its unaffiliated joint venture partner. The purchase price for the 50% ownership interest was approximately $44.5 million, which was paid in cash from cash on hand, including proceeds from borrowings under the Company's credit facilities.

On March 5, 2004, the Company acquired Four Seasons Town Centre, an enclosed mall in Charlotte, North Carolina. The purchase price paid for Four Seasons Town Centre was approximately $161 million (subject to certain prorations and adjustments). The consideration was paid from approximately $134 million in assumed debt, approximately $25.1 million in 7% preferred units of limited partnership in the Operating Partnership and the remaining amounts from cash on hand, including proceeds from borrowings under the Company's credit facilities. Immediately following the closing, the Company prepaid approximately $22 million of such debt using cash on hand.

In addition, certain Unconsolidated Real Estate Affiliates completed significant investment and financing transactions since December 31, 2002, which are summarized as follows:

On February 14, 2003, GGP/Homart purchased from the holder the portion of the GGP MPTC financing (approximately $65 million) attributable to the West Oaks Mall, a property 100% owned by GGP/Homart. In October 2003, a new $76 million loan which matures in August 2013 and bears interest at a rate per annum of 5.25% was obtained.

                                    44 of 53

In March 2003, the Company, through GGP/Homart, refinanced the Pembroke Lakes Mall $84 million mortgage with a new long-term mortgage loan. The new $144 million loan is comprised of two notes, both of which mature in April 2013 and bears interest at a weighted average interest rate per annum of 4.94%.

Also in March 2003, the Company, through GGP/Homart, repaid the $44.0 million mortgage collateralized by Columbiana Centre. A new $72 million mortgage loan, collateralized by the Columbiana Centre, was obtained in April 2003. The new loan, maturing in May 2008, provides for periodic amortization of principal and interest and bears interest at a rate per annum of 4.13%.

In May 2003, the $19.1 million 7.65% mortgage loan (originally scheduled to mature in September 2003) collateralized by Bay City Mall was repaid by GGP/Homart. In November 2003, GGP/Homart obtained replacement financing secured by the property in the form of a new $26.5 million non-recourse mortgage loan bearing interest at a rate per annum of 6.70% and maturing in December 2013.

In September 2003, the Company, through GGP/Homart, refinanced Lakeland Square Mall and Chula Vista Center. The new, $60 million loan collateralized by Lakeland Square Mall bears interest at a rate per annum of 5.13%, requires monthly payments of principal and interest and matures in October 2013. The new $65 million loan collateralized by Chula Vista Center bears interest at a rate per annum of 4.12%, requires monthly payments of principal and interest and matures in October 2008.

On October 9, 2003, the Company, through GGP/Homart, refinanced the Shoppes at Buckland Hills. The new $112.5 million interest-only loan bears interest at a rate per annum of LIBOR plus 80 basis points and, assuming the exercise of all no-cost extension options, matures in October 2008.

Approximately $454.9 million of the Company's consolidated debt is scheduled to mature in 2004 and approximately $417.6 million of consolidated debt is scheduled to mature in 2005. In addition, the Unconsolidated Real Estate Affiliates have certain mortgage loans maturing in 2004 (the Company's portion based on the Company's ownership percentage is approximately $87.1 million). Although agreements to refinance all of such indebtedness have not yet been reached, the Company anticipates that all of its debt will be repaid or refinanced on a timely basis. Other than as described above or in conjunction with possible future new developments or acquisitions, there are no current plans to incur additional debt, increase the amounts available under the Company's credit facilities or raise equity capital.

The following table aggregates the Company's contractual obligations and commitments subsequent to December 31, 2003:

 CONTRACTUAL OBLIGATIONS AND COMMITMENTS
              (in Thousands)

                                        2004       2005       2006       2007       2008     SUBSEQUENT     TOTAL
                                        ----       ----       ----       ----       ----     ----------     -----
Long-term debt-principal            $   449,439  $363,691  $1,230,975  $557,357  $1,460,849  $2,587,179  $6,649,490

Retained Debt-principal             $     4,050  $  7,822  $   31,270  $168,403  $      199  $   10,911  $  222,655(1)

Ground lease payments               $     2,469  $  2,455  $    2,417  $  2,384  $    2,373  $   87,010  $   99,108
Committed real estate
  acquisition contracts (Note 3)    $    56,000         -           -         -           -           -  $   56,000(2)

Purchase obligations                $    18,993         -           -         -           -           -  $   18,993(3)

Other long-term liabilities                   -         -           -         -           -           -           -(4)
                                    -----------  --------  ----------  --------  ----------  ----------  ----------
Total                               $   530,951  $373,968  $1,264,662  $728,144  $1,463,421  $2,685,100  $7,046,246
                                    -----------  --------  ----------  --------  ----------  ----------  ----------

(1)      As separately detailed in the chart immediately below.

                                    45 of 53

(2) Reflects equity of $10,250 and mortgage loan receivable of $31,500 related to Burlington Town Center which closed on January 7, 2004 and $14,250 of equity related to Redlands Mall which closed on January 16, 2004.

(3) Reflects accrued and incurred construction costs payable. Routine trade payables have been excluded. Other construction costs of approximately $570 million are expected in future years as disclosed (Note 3) as the Company's current development and redevelopment projects.

(4) Other long term liabilities related to interest expense on long term debt or ongoing real estate taxes have not been included in the table as such amounts depend upon future amounts outstanding and future applicable real estate tax and interest rates. Interest expense and real estate tax expense were $278.5 million and $89.0 million for 2003 and $219.0 million and $61.1 million for 2002, respectively.

With respect to the Unconsolidated Real Estate Affiliates, the Company has the following specified contractual obligations:

UNCONSOLIDATED                NATURE OF                         CONTRACTUAL
  AFFILIATE                   OBLIGATION                         OBLIGATION
-----------------------------------------------------------------------------
GGP/Homart II           Retained Debt                          $164.0 million
GGP/Homart II           Loan                                   $8.9 million
GGP Ivanhoe IV          Retained Debt                          $39.3 million
GGP/Teachers            Retained Debt                          $19.4 million
Circle T                Contractual construction obligations   $0.5 million

Finally, the Company has, as described in Note 13, established certain special purpose entities, primarily to facilitate financing arrangements. Such special purpose entities are either; fully consolidated in the accompanying consolidated financial statements or; are not owned or consolidated by the Company and the Company has no fixed or contingent obligations with respect to such unconsolidated entities.

If additional capital is required for any of the above listed obligations or for other purposes, the Company believes that it can increase the amounts drawn or available under the Company's credit facilities, obtain new revolving credit facilities, obtain an interim bank loan, obtain additional mortgage financing on under-leveraged or unencumbered assets, enter into new joint venture partnership arrangements or raise additional debt or equity capital. However, there can be no assurance that the Company can obtain such financing on satisfactory terms. The Company will continue to monitor its capital structure, investigate potential investments or joint venture partnership arrangements and purchase additional properties if they can be acquired and financed on terms that the Company reasonably believes will enhance long-term stockholder value. In addition, the Company anticipates it will continue its current practice of initially financing acquisitions with variable rate debt. When the acquired property operating cash flow has been increased, the Company anticipates refinancing portions of such variable rate acquisition debt with pooled or property-specific, non-recourse fixed-rate mortgage financing. Such replacement financing, if based on increased property cash flow, should yield increased refinancing proceeds or other more favorable financing terms.

Net cash provided by operating activities was $578.5 million in 2003, an increase of $118.0 million from $460.5 million in the same period in 2002. Income from continuing operations increased $51.3 million which was primarily due to the effect of the acquisitions of property in 2002 and 2003 as described above.

Net cash provided by operating activities was $460.5 million in 2002, an increase of $253.4 million from $207.1 million in the same period in 2001. Income from continuing operations increased $113.9 million which was primarily due to the effect of the $66 million provision for the discontinuance of the Network Services in 2001 as discussed in

                                    46 of 53

Note 11 and $69.5 million of 2002 earnings is attributable to properties acquired in 2002.

SUMMARY OF INVESTING ACTIVITIES

Net cash used by investing activities in 2003 was $1.7 billion, compared to a use of $949.4 million in 2002. Cash flow from investing activities was affected by the timing of acquisitions, development and improvements to real estate properties, requiring a use of cash of approximately $1.7 billion in 2003 compared to approximately $1.0 billion in 2002.

Net cash used by investing activities in 2002 was $949.4 million, compared to a use of $367.4 million in 2001. Cash flow from investing activities was affected by the timing of acquisitions, development and improvements to real estate properties, requiring a use of cash of approximately $1.0 billion in 2002 compared to $338.2 million in 2001. In addition, approximately $155.1 million of the use of cash for investing activities in 2001, and a corresponding source of cash from investing activities in 2002, was the purchase and subsequent sale of the marketable securities discussed in Note 1.

SUMMARY OF FINANCING ACTIVITIES

Financing activities provided net cash of $1.1 billion in 2003, compared to $381.8 million in 2002. A significant contribution of cash from financing activities was obtained from mortgage refinancings and acquisition debt, which had a positive impact of $3.1 billion in 2003 versus approximately $792.3 million in 2002. The majority of such financing in 2003 was for the purpose of funding acquisitions that took place during the year. The additional financing in 2003 was used to repay existing indebtedness and to fund redevelopment of real estate as discussed above. The remaining use of cash consisted primarily of increased distributions (including dividends paid to preferred stockholders in 2003 and 2002).

Financing activities provided net cash of $381.8 million in 2002, compared to $293.8 million in 2001. The 2001 Offering resulted in net proceeds of approximately $348 million which, as described in Note 1, was utilized to reduce outstanding indebtedness and provide for additional working capital. An additional significant contribution of cash from financing activities was obtained from mortgages and acquisition debt, which had a positive impact of $792.3 million in 2002 versus approximately $2.1 billion in 2001. The majority of such financing in 2001 was attributable to the GGP MPTC financing described in Note 5. The additional financing was used to repay existing indebtedness and to fund the acquisitions and redevelopment of real estate as discussed above. The remaining use of cash consisted primarily of increased distributions (including dividends paid to preferred stockholders in 2002 and 2001).

REIT REQUIREMENTS

In order to remain qualified as a real estate investment trust for federal income tax purposes, General Growth must distribute or pay tax on 100% of capital gains and at least 90% of its ordinary taxable income to stockholders. The following factors, among others, will affect operating cash flow and, accordingly, influence the decisions of the Board of Directors regarding distributions: (i) scheduled increases in base rents of existing leases; (ii) changes in minimum base rents and/or overage rents attributable to replacement of existing leases with new or renewal leases; (iii) changes in occupancy rates at existing centers and procurement of leases for newly developed centers; (iv) necessary capital improvement expenditures or debt repayments at existing properties; and (v) General Growth's share of distributions of operating cash flow generated by the Unconsolidated Real Estate Affiliates, less management costs and debt service on additional loans that have been or will be incurred. General Growth anticipates that its operating cash flow, and potential new debt or equity from future offerings, new financings or refinancings will provide adequate liquidity to conduct its operations, fund general and administrative expenses, fund operating costs and interest payments and allow distributions to General Growth preferred and common stockholders in accordance with the requirements of the Code.

On January 1, 2001, the REIT provisions of the Tax Relief Extension Act of 1999 became effective. Among other things, the law permits a REIT to own up to 100% of the stock of a Taxable REIT Subsidiary ("TRS"). A TRS, which must pay corporate income tax, can provide services to REIT tenants and others without disqualifying the rents that a REIT

                                    47 of 53
receives from its tenants. Accordingly, on January 1, 2001 the Operating Partnership acquired for nominal cash consideration 100% of the common stock of GGMI and elected in 2001 to have GGMI treated as a TRS. The Operating Partnership and GGMI concurrently terminated the management contracts for the Consolidated Centers as the management activities would thereafter be performed directly by the Company. GGMI has continued to manage, lease, and perform various other services for the Unconsolidated Centers and other properties owned by unaffiliated third parties. Although taxable income is expected to be reported for 2003 and subsequent years, GGMI is not expected to be required to pay Federal income taxes in the near term due to its significant net operating loss carry-forwards primarily arising from 2001 operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

As described in Notes 2 and 13, the FASB has issued certain statements, which are effective for the current or subsequent year. The Company does not expect a significant impact on its annual reported operations due to the application of the new statements as discussed in Note 13.

ECONOMIC CONDITIONS

Inflation has been relatively low in recent years and has not had a significant detrimental impact on the Company. Should inflation rates increase in the future, substantially all of the Company's tenant leases contain provisions designed to partially mitigate the negative impact of inflation. Such provisions include clauses enabling the Company to receive percentage rents based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases expire each year which may enable the Company to replace or renew such expiring leases with new leases at higher base and/or percentage rents, if rents under the expiring leases are below the then-existing market rates. Finally, many of the existing leases require the tenants to pay amounts related to all or substantially all of their share of certain operating expenses, including common area maintenance, real estate taxes and insurance, thereby partially reducing the Company's exposure to increases in costs and operating expenses resulting from inflation.

Inflation also poses a potential threat to the Company due to the probability of future increases in interest rates. Such increases would adversely impact the Company due to the amount of its outstanding floating rate debt. However, in recent years, the Company's ratio of interest expense to operating cash flow has continued to decrease. In addition, the Company has limited its exposure to interest rate fluctuations related to a portion of its variable rate debt by the use of interest rate cap and swap agreements as described below. Finally, subject to current market conditions, the Company has a policy of replacing variable rate debt with fixed rate debt (see Note 5). However, in an increasing interest rate environment (which generally follows improved market conditions as discussed below), the fixed rates the Company can obtain with such replacement fixed-rate debt will also continue to increase.

During 2002, the retail sector was generally weak. During 2003, modest improvements in the sector occurred and the 2003 holiday season was the strongest since 1999. Despite these favorable trends, some economists remain cautious about prospects for continued improvements in retail markets. Growth in retail markets would lead to stronger demand for leaseable space, ability to increase rents to tenants with stronger sales performance and rents computed as a percentage of tenant sales would increase.

The Company and its affiliates currently have interests in 162 operating retail properties in the United States. The Portfolio Centers are diversified both geographically and by property type (both major and middle market properties) and this may mitigate the impact of any economic decline at a particular property or in a particular region of the country. In addition, the diverse combination of the Company's tenants is important because no single tenant (by trade name) comprises more than 1.54% of the Company's annualized total rents.

                                    48 of 53

The Company has over the past 18 months experienced a significant increase in the market price of its Common Stock. Accordingly, all options granted to date under its incentive stock plans that vest based on the market price of the Common Stock have vested. Such vesting has resulted in approximately $14.9 million and $11.8 million in compensation cost in 2003 and 2002 respectively. As all prior grants have vested and any grants of TSOs made in 2004 would require a substantial increase in the market price of the Common Stock to vest, similar TSO compensation costs in 2004 are not anticipated.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES MARKET RISK

The Company has not entered into any transactions using derivative commodity instruments. The Company is subject to market risk associated with changes in interest rates. Interest rate exposure is principally limited to the $2.6 billion of consolidated ABOUT debt of the Company outstanding at December 31, 2003, which bears interest at rates that vary with the market. However, approximately $500 million of such variable rate consolidated debt is comprised of non-recourse commercial mortgage-backed securities which are subject to interest rate swap agreements, the effect of which is to fix the interest rate the Company is required to pay on such debt to approximately 4.5% per annum. Although the majority of the remaining variable rate debt is subject to interest rate cap agreements (Note 2) pursuant to the loan agreements and financing terms, such interest rate caps generally limit the Company's interest rate exposure only if LIBOR exceeds a rate per annum significantly higher (generally above 8% per annum) than current LIBOR rates. Therefore, a 25 basis point movement in the interest rate on the remaining $2.1 billion of variable rate debt would result in an approximately $5.2 million annualized increase or decrease in consolidated interest expense and operating cash flows. The Company's remaining consolidated debt outstanding at December 31, 2003 bears interest at a fixed rate.

In addition, the Company is subject to interest rate exposure as a result of the variable rate debt collateralized by the Unconsolidated Real Estate Affiliates for which similar interest rate swap agreements have not be obtained. The Company's share (based on the Company's respective equity ownership interests in the Unconsolidated Real Estate Affiliates) of such remaining variable rate debt was approximately $709.6 million at December 31, 2003. A similar 25 basis point annualized movement in the interest rate on the variable rate debt of the Unconsolidated Real Estate Affiliates would result in approximately $1.8 million annualized increase or decrease in the Company's equity in the income and operating cash flows from Unconsolidated Real Estate Affiliates.

The Company is further subject to interest rate risk with respect to its fixed rate financing in that changes in interest rates will impact the fair value of the Company's fixed rate financing. To determine the fair market value, the fixed rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the note's collateral. At December 31, 2003, the fair value of the fixed rate debt, including variable rate debt converted to fixed rate debt through interest rate swaps is estimated to be $4.7 billion compared to the carrying value of $4.5 billion. If LIBOR were to increase by 25 basis points, the fair value of our $4.5 billion principal amount of outstanding fixed rate debt would decrease by approximately $68.5 million and the fair value of our swap agreements would increase by $1.4 million.

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

ITEM8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedules on page F-1 for the required information.

                                    49 of 53

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on that evaluation, the CEO and the CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

There have been no significant changes in the Company's internal controls during the Company's most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referred to above.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information which appears under the captions "Election of Directors", "Executive Officers", "Committees of the Board of Directors-Audit Committee" and "-Nominating & Governance Committee" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's proxy statement for its 2004 Annual Meeting of Stockholders is incorporated by reference into this Item 10.

The Company has a Code of Business Conduct and Ethics which applies to all of the Company's employees, officer and directors, including its Chairman, Chief Executive Officer and Chief Financial Officer. The Code of Business Conduct and Ethics is available on the Corporate Governance page of the Company's website at www.generalgrowth.com and the Company will provide a copy of the Code of Business Conduct and Ethics without charge to any person who requests it by writing to the address indicated under "Available Information" on page 11. The Company will post on its website amendments to or waivers from its Code of Ethics for executive officers, the principal accounting officer or directors, in accordance with applicable laws and regulations.

ITEM 11. EXECUTIVE COMPENSATION

The information which appears under the caption "Executive Compensation" in the Company's proxy statement for its 2004 Annual Meeting of Stockholders is incorporated by reference into this Item 11; provided, however, that the Report of the Compensation Committee of the Board of Directors on Executive Compensation shall not be incorporated by reference herein, in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, or in any of the

                                    50 of 53

Company's future filings.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information which appears under the captions "Common Stock Ownership of Certain Beneficial Owners" and "Equity Ownership of Management" in the Company's proxy statement for its 2004 Annual Meeting of Stockholders is incorporated by reference into this Item 12.

The following table sets forth certain information with respect to shares of Common Stock that may be issued under the Company's equity compensation plans as of December 31, 2003.

                                                                                          Number of securities
                                                                                        remaining available for
                               Number of securities                                       future issuance under
                                 to be issued upon            Weighted-average            equity compensation
                                   exercise of              exercise price of                plans (excluding
                               outstanding options,          outstanding options,         securities reflected in
         Plan Category          warrants and rights          warrants and rights               column (a))
                                       (a)                          (b)                             (c)
-----------------------------------------------------------------------------------------------------------------
Equity compensation
plans approved by
security holders(1)                   1,858,527                     $14.85                      11,375,142(2)

Equity compensation
plans not approved by
securities holders(3)                    N/A                           N/A                         629,431
                                      ---------                     ------                      ----------
Total                                 1,858,527                                                 12,004,573
                                      =========                     ======                      ==========


(1) Represents shares of Common Stock under the 1993 Plan (which terminated on April 4, 2003), the 1998 Plan and the 2003 Plan.

(2) Represents 8,971,500 shares of Common Stock available for issuance under the 2003 Plan and 2,403,642 shares of Common Stock available for issuance under the 1998 Plan.

(3) Represents shares of Common Stock under the Company's Employee Stock Purchase Plan, which was adopted by the Board of Directors in November 1998. Under the Employee Stock Purchase Plan, eligible employees make payroll deductions over a six-month period, at which time the amounts withheld are used to purchase shares of Common Stock at a purchase price equal to 85% of the lesser of the closing price of a share of Common Stock on the first or last trading day of the purchase period. Purchases of Common Stock under the Employee Stock Purchase Plan are made on the first business day of the next month after the close of the purchase period. Under New York Stock Exchange rules then in effect, stockholder approval was not required for the Employee Stock Purchase Plan because it is a broadly-based plan available generally to all employees.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information which appears under the caption "Certain Relationships and Related Party Transactions" in the Company's proxy statement for its 2004 Annual Meeting of Stockholders is incorporated by reference into this Item 13.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information which appears under the caption "Audit Fees", "Audit-Related Fees", "Tax Fees", "All Other Fees" and "Audit Committee Pre-Approved Policies and Procedures" in the Company's proxy statement for its 2004 Annual Meeting of Stockholders is incorporated by reference into this Item 14.

                                    51 of 53

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements and Financial Statement Schedules.

The consolidated financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules are filed as part of ON FORM 8-K this Annual Report on Form 10-K.

(b) The following reports on Form 8-K were filed by the Company during the last quarter of the period covered by this report.

  1. Current Report on Form 8-K dated November 5, 2003, filing with the SEC under Item 5 the description of the acquisitions of The Maine Mall, Sikes Senter and Glenbrook Square and including certain historical and pro forma financial information.

  2. Current Report on Form 8-K dated October 27, 2003, as amended October 31, 2003, due to the FASB changes to SFAS 150, furnishing to the SEC under Item 9 the press release describing the Company's results of operations for its third quarter ended September 30, 2003.

  3. Current Report on Form 8-K dated October 1, 2003, filing with the SEC under
     Item 5 the press release announcing the calling of a special meeting of stockholders regarding a three-for-one stock split.

(c) Exhibits.

See Exhibit Index on page S-1

                                    52 of 53

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

         GENERAL GROWTH PROPERTIES, INC.

By: /s/ John Bucksbaum

----------------------------
John Bucksbaum
Chief Executive Officer                                           March 11, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE                                                   TITLE                                        DATE
/s/ Matthew Bucksbaum

----------------------------
Matthew Bucksbaum                                    Chairman of the Board                           March 11, 2004

/s/ John Bucksbaum

----------------------------
John Bucksbaum                                       Chief Executive Officer                         March 11, 2004
                                                     (Principal Executive Officer)

/s/ Robert Michaels

----------------------------
Robert Michaels                                      Director, President                             March 11, 2004
                                                     and Chief Operating Officer

/s/ Bernard Freibaum

----------------------------
Bernard Freibaum                                     Director, Executive Vice President              March 11, 2004
                                                     and Chief Financial Officer (Principal
                                                     Financial and Accounting Officer)
/s/ Anthony Downs

----------------------------
Anthony Downs                                        Director                                        March 11, 2004

/s/ Beth Stewart

----------------------------
Beth Stewart                                         Director                                        March 11, 2004

/s/ Alan Cohen

----------------------------
Alan Cohen                                           Director                                        March 11, 2004

/s/ John Riordan

----------------------------
John Riordan                                         Director                                        March 11, 2004

/s/ Frank Ptak

----------------------------
Frank Ptak                                           Director                                        March 11, 2004

                                    53 of 53

                        GENERAL GROWTH PROPERTIES, INC.

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                      AND CONSOLIDATED FINANCIAL STATEMENT
                                    SCHEDULE

The following consolidated financial statements and consolidated financial statement schedule are included in Item 8 of this Annual Report on Form 10-K:

General Growth Properties, Inc.

   Financial Statements                                                                Page(s)

   Independent Auditors' Report                                                              F-2

   Independent Auditors' Report                                                              F-3

   Independent Auditors' Report                                                              F-4

   Consolidated Balance Sheets as of December 31, 2003 and 2002                              F-5

   Consolidated Statements of Operations and Comprehensive Income
      for the years ended December 31, 2003, 2002, and 2001                                  F-6

   Consolidated Statements of Stockholders' Equity for the
      years ended December 31, 2003, 2002 and 2001                                      F-7, F-8

   Consolidated Statements of Cash Flows for the years ended
      December 31, 2003, 2002 and 2001                                                       F-9

   Notes to Consolidated Financial Statements                                       F-10 to F-46

Financial Statement Schedule

   Independent Auditors' Report                                                             F-47

   Schedule III - Real Estate and Accumulated Depreciation                                  F-48

All other schedules are omitted since the required information is either not present in any amounts, is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and related notes.

                          INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
General Growth Properties, Inc.

We have audited the accompanying consolidated balance sheets of General Growth Properties, Inc. (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of GGP/Homart, Inc. and GGP/Homart II L.L.C., the Company's investments in which are accounted for by use of the equity method. The Company's equity of $150,170,000 and $197,737,000 in GGP/Homart Inc.'s net assets as of December 31, 2003 and 2002, respectively, and $23,815,000, $23,418,000 and $21,822,000 in GGP/Homart Inc.'s net income, respectively, for each of the three years in the period ended December 31, 2003 are included in the accompanying consolidated financial statements. The Company's equity of $259,363,000 and $190,597,000 in GGP/Homart II L.L.C.'s net assets as of December 31, 2003, and 2002, respectively, and $33,448,000, $26,421,000 and $23,995,000 in GGP/Homart II L.L.C.'s net income, respectively, for each of the three years in the period ended December 31, 2003 are included in the accompanying consolidated financial statements. The consolidated financial statements of GGP/Homart, Inc. and GGP/Homart II L.L.C. were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such companies, is based solely on the reports of such other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of General Growth Properties, Inc. at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company changed its method of accounting for derivative instruments and hedging activities in 2001 and as discussed in Note 13 to the consolidated financial statements, the Company changed its method of accounting for debt extinguishment costs in 2003.

Deloitte & Touche LLP

Chicago, Illinois
March 10, 2004

                          INDEPENDENT AUDITORS' REPORT

The Stockholders
GGP/Homart, Inc.:

We have audited the consolidated balance sheets of GGP/Homart, Inc. (a Delaware Corporation) and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the three years ended December 31, 2003, 2002 and 2001 (not presented separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GGP/Homart, Inc. and subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years ended December 31, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for intangible assets in 2002.

KPMG LLP

Chicago, Illinois
February 2, 2004

                          INDEPENDENT AUDITORS' REPORT

To Members
GGP/Homart II L.L.C.:

We have audited the consolidated balance sheets of GGP/Homart II L.L.C. (a Delaware Limited Liability Company) and subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of income and comprehensive income, members' capital and cash flows for each of the three years ended December 31, 2003, 2002 and 2001 (not presented separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GGP/Homart II L.L.C and subsidiaries at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years ended December 31, 2003, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

As discussed in note 2 to the consolidated financial statements, the Company changed its method of accounting for intangible assets in 2002.

KPMG LLP

Chicago, Illinois
February 2, 2004

                         GENERAL GROWTH PROPERTIES, INC.

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2003 AND 2002
              (Dollars in thousands, except for per share amounts)

                                                                                              DECEMBER 31,
                                                                                     -----------------------------
                                                                                         2003             2002
                                                                                     ------------     ------------
                          ASSETS
Investment in real estate:
   Land                                                                              $  1,384,662     $  1,128,990
   Buildings and equipment                                                              8,121,270        5,738,514
   Less accumulated depreciation                                                       (1,100,840)        (798,431)
   Developments in progress                                                               168,521           90,492
                                                                                     ------------     ------------
     Net property and equipment                                                         8,573,613        6,159,565
   Investment in and loans from Unconsolidated Real Estate Affiliates                     630,613          766,519
                                                                                     ------------     ------------
     Net investment in real estate                                                      9,204,226        6,926,084
Cash and cash equivalents                                                                  10,677           53,640
Marketable securities                                                                           -              476
Tenant accounts receivable, net                                                           148,485          126,587
Deferred expenses, net                                                                    140,701          108,694
Prepaid expenses and other assets                                                          78,808           65,341
                                                                                     ------------     ------------
                                                                                     $  9,582,897     $  7,280,822
                                                                                     ============     ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage notes and other debt payable                                                $  6,649,490     $  4,592,311
Distributions payable                                                                       6,828           71,389
Network discontinuance reserve                                                              4,071            4,123
Accounts payable and accrued expenses                                                     348,275          233,027
                                                                                     ------------     ------------
                                                                                        7,008,664        4,900,850
Minority interests:
   Preferred                                                                              495,211          468,201
   Common                                                                                 408,613          377,746
                                                                                     ------------     ------------
                                                                                          903,824          845,947
Commitments and contingencies                                                                   -                -

Preferred Stock: $100 par value; 5,000,000 shares authorized;                                   -          337,500
   345,000 designated as PIERS (Note 1) which were redeemed in 2003 but were convertible and carried a $1,000 per share liquidation value of which 337,500 were issued and outstanding at December 31, 2002

Stockholders' Equity:
   Common stock: $.01 par value; 875,000,000 shares authorized;
     217,293,976 and 187,191,255 shares issued and outstanding
     as of December 31, 2003 and 2002, respectively                                         2,173            1,872
   Additional paid-in capital                                                           1,913,447        1,549,642
   Retained earnings (accumulated deficit)                                               (220,512)        (315,844)
   Notes receivable-common stock purchase                                                  (6,475)          (7,772)
   Unearned compensation-restricted stock                                                  (1,949)          (2,248)
   Accumulated other comprehensive income (loss)                                          (16,275)         (29,125)
                                                                                     ------------     ------------
     Total stockholders' equity                                                         1,670,409        1,196,525
                                                                                     ------------     ------------
                                                                                     $  9,582,897     $  7,280,822
                                                                                     ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                         GENERAL GROWTH PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME
              (Dollars in thousands, except for per share amounts)

                                                                              YEARS ENDED DECEMBER 31,
                                                                       2003             2002             2001
                                                                   ------------     ------------     ------------
Revenues:
   Minimum rents                                                   $    781,675     $    584,260     $    466,678
   Tenant recoveries                                                    333,712          255,526          218,700
   Overage rents                                                         34,928           28,044           22,746
   Management and other fees                                             84,138           75,479           66,764
   Other                                                                 36,275           33,367           24,477
                                                                   ------------     ------------     ------------
     Total revenues                                                   1,270,728          976,676          799,365
Expenses:
   Real estate taxes                                                     89,038           61,096           51,057
   Repairs and maintenance                                               82,217           62,674           53,922
   Marketing                                                             35,797           28,681           27,490
   Other property operating costs                                       153,786          107,919           84,941
   Provision for doubtful accounts                                        7,009            3,859            3,322
   Property management and other costs                                  109,844           94,795           66,987
   General and administrative                                             8,533            8,720            6,006
   Depreciation and amortization                                        231,172          179,542          144,863
   Network discontinuance costs                                               -                -           66,000
                                                                   ------------     ------------     ------------
     Total expenses                                                     717,396          547,286          504,588
                                                                   ------------     ------------     ------------
Operating income                                                        553,332          429,390          294,777

Interest income                                                           2,308            3,689            4,655
Interest expense                                                       (278,543)        (219,029)        (225,057)
Income allocated to minority interests                                 (112,111)         (86,670)         (40,288)
Equity in net income of unconsolidated affiliates                        94,480           80,825           60,195
                                                                   ------------     ------------     ------------
Income from continuing operations                                       259,466          208,205           94,282
Discontinued operations, net of minority interest:
   Income from operations                                                   225            1,034            1,362
   Gain on disposition                                                    3,720               19                -
                                                                   ------------     ------------     ------------
Income from discontinued operations, net                                  3,945            1,053            1,362
                                                                   ------------     ------------     ------------
Income before cumulative effect of accounting change                    263,411          209,258           95,644
Cumulative effect of accounting change                                        -                -           (3,334)
                                                                   ------------     ------------     ------------
Net income                                                         $    263,411     $    209,258     $     92,310
                                                                   ------------     ------------     ------------

Convertible preferred stock dividends                                   (13,030)         (24,467)         (24,467)
                                                                   ------------     ------------     ------------
Net income available to common stockholders                        $    250,381     $    184,791     $     67,843
                                                                   ============     ============     ============

Earnings from continuing operations per share-basic                $       1.23     $       0.98     $       0.44
                                                                   ============     ============     ============
Earnings from continuing operations per share-diluted              $       1.20     $       0.98     $       0.44
                                                                   ============     ============     ============

Earnings from discontinued operations per share-basic              $       0.02     $       0.01     $       0.01
                                                                   ============     ============     ============
Earnings from discontinued operations per share-diluted            $       0.02     $          -     $       0.01
                                                                   ============     ===========      ============

Loss from cumulative effect of accounting change-basic             $          -     $          -     $      (0.02)
                                                                   ===========      ===========      ============
Loss from cumulative effect of accounting change-diluted           $          -     $          -     $      (0.02)
                                                                   ===========      ===========      ============

Earnings per share-basic                                           $       1.25     $       0.99     $       0.43
                                                                   ============     ============     ============
Earnings per share-diluted                                         $       1.22     $       0.98     $       0.43
                                                                   ============     ============     ============

Net income                                                         $    263,411     $    209,258     $     92,310
Other comprehensive income, net of minority interest:
   Net unrealized gains (losses) on financial instruments                12,542          (30,774)           2,389
   Minimum pension liability adjustment                                     308             (740)               -
   Equity in unrealized gains on available-for-sale                                          169            1,368
     securities of unconsolidated affiliate
                                                                   ------------     ------------     ------------
Comprehensive income, net                                          $    276,261     $    177,913     $     96,067
                                                                   ============     ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                         GENERAL GROWTH PROPERTIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              (Dollars in thousands, except for per share amounts)

                                                                     ADDITIONAL   RETAINED
                                                 COMMON STOCK         PAID-IN     EARNINGS
                                             SHARES       AMOUNT      CAPITAL     (DEFICIT)
                                           -----------   ---------   ----------   ---------
Balance, December 31, 2000                 156,843,777   $   1,568   $1,213,921   $(266,085)
Net income                                                                           92,310
Cash distributions declared
    ($0.80 per share)                                                              (130,107)
Convertible Preferred Stock dividends                                               (24,467)
Conversion of operating partnership
    units to common stock                       63,636           1          576
Issuance of Common Stock, net of
    employee stock option loans             28,864,383         289      358,497
Other comprehensive gains
Adjustment for minority interest
    in operating partnership                                            (45,447)
                                           -----------   ---------   ----------   ---------
Balance, December 31, 2001                 185,771,796   $   1,858   $1,527,547   $(328,349)
                                           -----------   ---------   ----------   ---------

Net income                                                                          209,258
Cash distributions declared
    ($0.92 per share)                                                              (170,614)
Convertible Preferred Stock dividends                                               (24,467)
Conversion of operating partnership
    units to common stock                       48,738           -          636
Issuance of Common Stock, net of
    employee stock option loans              1,370,721          14       19,344
Issuance costs, preferred units                                                      (1,672)
Restricted stock grant, net of
    compensation expense
Other comprehensive losses
Adjustment for minority interest
    in operating partnership                                              2,115

                                                        UNEARNED    OTHER
                                                        COMPENSA-   COMPRE-     TOTAL
                                           EMPLOYEE       TION      HENSIVE     STOCK-
                                             STOCK     RESTRICTED   GAINS/      HOLDERS'
                                             LOANS        STOCK     (LOSSES)    EQUITY
                                           ---------   ----------   --------   ---------
Balance, December 31, 2000                 $  (9,449)  $        -   $ (1,537)  $ 938,418
Net income                                                                        92,310
Cash distributions declared
    ($0.80 per share)                                                           (130,107)
Convertible Preferred Stock dividends                                            (24,467)
Conversion of operating partnership
    units to common stock                                                            577
Issuance of Common Stock, net of
    employee stock option loans              (10,441)                            348,345
Other comprehensive gains                                              3,757       3,757
Adjustment for minority interest
    in operating partnership                                                     (45,447)
                                           ---------   ----------   --------   ---------
Balance, December 31, 2001                 $ (19,890)  $        -   $  2,220   1,183,386
                                           ---------   ----------   --------   ---------

Net income                                                                       209,258
Cash distributions declared
    ($0.92 per share)                                                           (170,614)
Convertible Preferred Stock dividends                                            (24,467)
Conversion of operating partnership
    units to common stock                                                            636
Issuance of Common Stock, net of
    employee stock option loans               12,118                              31,476
Issuance costs, preferred units                                                   (1,672)
Restricted stock grant, net of
    compensation expense                                   (2,248)                (2,248)
Other comprehensive losses                                           (31,345)    (31,345)
Adjustment for minority interest
    in operating partnership                                                       2,115

----------------------
continued on next page

                         GENERAL GROWTH PROPERTIES, INC.

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
              (Dollars in thousands, except for per share amounts)

                                                                     ADDITIONAL   RETAINED
                                                 COMMON STOCK         PAID-IN     EARNINGS
                                             SHARES       AMOUNT      CAPITAL     (DEFICIT)
                                           -----------   ---------   ----------   ---------
Balance, December 31, 2002                 187,191,255   $   1,872   $1,549,642   $(315,844)
                                           -----------   ---------   ----------   ---------
Net income                                                                          263,411
Cash distributions declared
    ($0.78 per share)                                                              (155,049)
Convertible Preferred Stock dividends                                               (13,030)
PIERS redemption and conversion, net        25,503,543         255      337,837
Conversion of operating partnership
    units to common stock                    2,956,491          30       22,134
Issuance of Common Stock, net of
    employee stock option
    loans/repayments                         1,642,687          16       30,108
Restricted stock grant, net of
    compensation expense
Other comprehensive gains
Adjustment for minority interest
    in operating partnership                                            (26,274)
                                           -----------   ---------   ----------   ---------
Balance, December 31, 2003                 217,293,976   $   2,173   $1,913,447   $(220,512)
                                           ===========   =========   ==========   =========

                                                        UNEARNED    OTHER
                                                        COMPENSA-   COMPRE-      TOTAL
                                           EMPLOYEE       TION      HENSIVE      STOCK-
                                             STOCK     RESTRICTED   GAINS/       HOLDERS'
                                             LOANS        STOCK     (LOSSES)     EQUITY
                                           ---------   ----------   --------   ----------
Balance, December 31, 2002                 $  (7,772)  $   (2,248)  $(29,125)  $1,196,525
                                           ---------   ----------   --------   ----------
Net income                                                                        263,411
Cash distributions declared
    ($0.78 per share)                                                            (155,049)
Convertible Preferred Stock dividends                                             (13,030)
PIERS redemption and conversion, net                                              338,092
Conversion of operating partnership
    units to common stock                                                          22,164
Issuance of Common Stock, net of
    employee stock option
    loans/repayments                           1,297                               31,421
Restricted stock grant, net of
    compensation expense                                      299                     299
Other comprehensive gains                                             12,850       12,850
Adjustment for minority interest
    in operating partnership                                                      (26,274)
                                           ---------   ----------   --------   ---------
Balance, December 31, 2003                 $  (6,475)  $   (1,949)  $(16,275)  $1,670,409
                                           =========   ==========   ========   ==========

The accompanying notes are an integral part of these consolidated financial statements.

                         GENERAL GROWTH PROPERTIES, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              (Dollars in thousands, except for per share amounts)

                                                                                       2003            2002            2001
                                                                                   ------------    ------------    ------------
Cash flows from operating activities:
     Net Income                                                                    $    263,411    $    209,258    $     92,310
Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
     Minority interests, including income from discontinued operations                  113,289          87,003          40,792
     Cumulative effect of accounting change                                                   -               -           3,334
     Equity in income of unconsolidated affiliates                                      (94,480)        (80,825)        (60,195)
     Provision for doubtful accounts                                                      7,009           3,859           3,322
     Distributions received from unconsolidated affiliates                               91,613          80,177          59,403
     Depreciation                                                                       205,385         172,593         128,334
     Amortization                                                                        34,849          12,045          16,529
     Gains on disposition, net                                                           (4,831)            (25)              -
Net Changes:
     Tenant accounts receivable                                                         (29,304)        (33,004)         15,890
     Prepaid expenses and other assets                                                    8,298          (5,926)           (821)
     Deferred expenses                                                                  (51,435)        (20,785)        (14,929)
     Network discontinuance reserve                                                         (52)         (1,038)          5,161
     Accounts payable and accrued expenses                                               34,735          37,163         (82,005)
                                                                                   ------------    ------------    ------------
        Net cash provided by (used in) operating activities                             578,487         460,495         207,125
                                                                                   ------------    ------------    ------------
Cash flows from investing activities:
     Acquisition/development of real estate and improvements
        and additions to properties                                                  (1,732,358)     (1,006,368)       (338,236)
     Network and Broadband System additions                                                   -               -         (47,037)
     Proceeds from sale of investment property                                           14,978               -               -
     Increase in investments in unconsolidated affiliates                               (26,418)       (165,581)        (23,229)
     Distributions received from unconsolidated affiliates in excess of income           90,925          50,276         101,243
     Proceeds from repayment of notes receivable for common stock purchases               1,297          16,361               -
     Loans (repayments) from unconsolidated affiliates, net                             (94,355)          1,274          94,996
     Net decrease in holdings of investments in marketable securities                       476         154,627        (155,103)
                                                                                   ------------    ------------    ------------
        Net cash provided by (used in) investing activities                          (1,745,455)       (949,411)       (367,366)
                                                                                   ------------    ------------    ------------
Cash flows from financing activities:
     Cash distributions paid to common stockholders                                    (199,986)       (165,942)       (117,585)
     Cash distributions paid to holders of Common Units                                 (59,815)        (52,334)        (43,854)
     Cash distributions paid to holders of Preferred Units                              (40,257)        (25,014)        (15,663)
     Payment of dividends on PIERS                                                      (19,145)        (24,467)        (24,467)
     Proceeds from sale of common stock, net of issuance costs                           31,308          12,867         348,346
     Proceeds from issuance of Preferred Units                                                -          63,326               -
     Proceeds from issuance of mortgage notes and other debt payable                  3,140,750         792,344       2,137,667
     Principal payments on mortgage notes and other debt payable                     (1,715,752)       (218,449)     (1,983,586)
     Increase in deferred expenses                                                      (13,098)           (530)         (7,091)
                                                                                   ------------    ------------    ------------
        Net cash provided by (used in) financing activities                           1,124,005         381,801         293,767
                                                                                   ------------    ------------    ------------
Net change in cash and cash equivalents                                                 (42,963)       (107,115)        133,526
Cash and cash equivalents at beginning of period                                         53,640         160,755          27,229
                                                                                   ------------    ------------    ------------
Cash and cash equivalents at end of period                                         $     10,677    $     53,640    $    160,755
                                                                                   ============    ============    ============

Supplemental disclosure of cash flow information:
     Interest paid                                                                 $    258,395    $    224,573    $    211,319
                                                                                   ============    ============    ============
     Interest capitalized                                                          $      5,679    $      5,195    $     16,272
                                                                                   ============    ============    ============

Non-cash investing and financing activities:
     Common stock issued in exchange for PIERS                                     $    337,483    $          -    $          -
     Common stock issued in exchange for Operating Partnership Units                     22,134             636             577
     Assumption of debt in conjunction with acquisition of property                     552,174         812,293           8,207
     Notes receivable issued for exercised stock options                                      -           4,243          10,441
     Operating Partnership Units and common stock issued as consideration
          for purchase of real estate                                                    26,637          41,131               -
     Distributions payable                                                                6,828          71,389          62,368
     Acquisition of GGMI                                                                      -               -          66,079

The accompanying notes are an integral part of these consolidated financial statements.

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

NOTE 1 ORGANIZATION

GENERAL

General Growth Properties, Inc., a Delaware corporation ("General Growth"), was formed in 1986 to own and operate regional mall shopping centers. The Company conducts substantially all of its business through GGP Limited Partnership (the "Operating Partnership" or "GGPLP") which is majority owned by General Growth and which was formed in 1993 in conjunction with General Growth's initial public offering of its common stock ("Common Stock") to succeed to substantially all of the interests in regional mall general partnerships owned and controlled by the Company and its original stockholders. All references to the "Company" in these notes to Consolidated Financial Statements include General Growth and those entities owned or controlled by General Growth (including the Operating Partnership and the LLC as described below), unless the context indicates otherwise. In addition, the Company completed a three-for-one split of its Common Stock (effective December 5, 2003), as described below. In the accompanying consolidated financial statements, unless otherwise noted, all previous applicable share or per share disclosure amounts have been reflected on a post-split basis.

On January 1, 2001, the Operating Partnership acquired for nominal cash consideration 100% of the common stock of General Growth Management, Inc. ("GGMI"). GGMI has continued to manage, lease, and perform various other services for the Unconsolidated Real Estate Affiliates (as defined below) and other properties owned by unaffiliated third parties. During 2001, the Company elected that GGMI be treated as a taxable REIT subsidiary (a "TRS") as permitted under the Tax Relief Extension Act of 1999.

During December 2001, General Growth completed a public offering of 27,600,000 shares of Common Stock (the "2001 Offering"). General Growth received net proceeds of approximately $345,000 which was used to reduce outstanding indebtedness and increase working capital.

General Growth has reserved for issuance up to 3,000,000 shares of Common Stock for issuance under the Dividend Reinvestment and Stock Purchase Plan ("DRSP"). The DRSP allows, in general, participants in the plan to make purchases of Common Stock from dividends received or additional cash investments. Although the purchase price of the Common Stock is determined by the current market price, the purchases will be made without fees or commissions. General Growth has and will satisfy DRSP Common Stock purchase needs through the issuance of new shares of Common Stock or by repurchases of currently outstanding Common Stock. As of December 31, 2003, an aggregate of 377,528 shares of Common Stock have been issued under the DRSP.

On October 1, 2003, the Company's Board of Directors approved a proposed amendment to the Company's Charter to effectuate a three-for-one split of the Common Stock, increase the number of authorized shares of Common Stock from 210 million to 875 million shares and change the par value of the Common Stock from $.10 to $.01 per share. The Charter amendment was approved by the shareholders at a special shareholder meeting held on November 20, 2003. The record date for the stock split was November 20, 2003 with a distribution date of December 5, 2003. When the change in par value became effective, it resulted in an approximate $5 million reclassification of common stock-par value to additional paid-in capital. In addition, the Operating Partnership currently has common units of limited partnership interest ("Units") outstanding that may be exchanged by their holders, under certain circumstances, for shares of Common Stock on a one-for-one basis as described below in Note 2-Minority Interest Common. These common units were also split on a three-for-one basis so that they continue to be exchangeable on a one-for-one basis into shares of Common Stock. In the accompanying consolidated financial statements, all previous applicable Unit and per Unit disclosure amounts have been reflected on a post-split basis.

PREFERRED STOCK

General Growth had issued 13,500,000 Depositary Shares, each representing 1/40 of a share of 7.25% Preferred Income Equity Redeemable Stock, Series A ("PIERS"), or a total of 337,500 PIERS. During May 2003, General Growth called all of its outstanding PIERS and Depositary Shares for redemption on July 15, 2003. The Depositary Shares (and the related PIERS) were converted at the rate of 1.8891 shares of Common Stock per Depositary Share and therefore, a

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

total of 12,540,186 shares of Common Stock were issued on July 15, 2003 as a result of this redemption and approximately $17 was paid in cash to redeem fractional shares of PIERS held.

In order to enable General Growth to comply with its obligations with respect to the PIERS, General Growth had owned preferred units of limited partnership interest in the Operating Partnership (the "Preferred Units") which had rights, preferences and other privileges, including distribution, liquidation, conversion and redemption rights, that mirrored those of the PIERS. Accordingly, the Operating Partnership was required to make all required distributions on the Preferred Units prior to any distribution of cash or assets to the holders of the Units. The Depositary Shares had been convertible at any time, at the option of the holder, into shares of Common Stock at the rate of 1.8891 shares of Common Stock per Depositary Share. Although no Depositary Shares had been converted at December 31, 2002, through July 14, 2003, holders of approximately 6,861,800 Depositary Shares had voluntarily elected to convert such Depositary Shares, and such Depositary Shares were converted to, 12,963,357 shares of Common Stock. The PIERS and the Depositary Shares had been subject to mandatory redemption by General Growth on July 15, 2008 at a price of $1,000 per PIERS, plus accrued and unpaid dividends, if any, to the redemption date. Accordingly, the PIERS were reflected in the accompanying consolidated financial statements at such liquidation or redemption value.

During 2002 and 2003, other classes of preferred stock of General Growth were created to permit the future conversion of certain equity interests assumed by the Company in conjunction with the JP Realty acquisition or created in conjunction with other acquisitions (Note 3) into General Growth equity interests. As no such preferred stock has been issued and, for certain classes of such preferred stock the conditions to allow such a conversion have not yet occurred, such additional classes of preferred stock have not been presented in the accompanying consolidated balance sheets for December 31, 2003 and 2002.

SHAREHOLDER RIGHTS PLAN

General Growth has a shareholder rights plan pursuant to which one preferred share purchase right (a "Right") is attached to each currently outstanding or subsequently issued share of Common Stock. Prior to becoming exercisable, the Rights trade together with the Common Stock. In general, the Rights will become exercisable if a person or group acquires or announces a tender or exchange offer for 15% or more of the Common Stock. Each Right will initially entitle the holder to purchase from General Growth one third of one-thousandth of a share of Series A junior Participating Preferred Stock, par value $100 per share (the "Preferred Stock"), at an exercise price of $148 per one one-thousandth of a share, subject to adjustment. In the event that a person or group acquires 15% or more of the Common Stock, each Right will entitle the holder (other than the acquirer) to purchase shares of Common Stock (or, in certain circumstances, cash or other securities) having a market value of twice the exercise price of a Right at such time. Under certain circumstances, each Right will entitle the holder (other than the acquirer) to purchase Common Stock of the acquirer having a market value of twice the exercise price of a Right at such time. In addition, under certain circumstances, the Board of Directors of General Growth may exchange each Right (other than those held by the acquirer) for one share of Common Stock, subject to adjustment. If the Rights become exercisable, holders of common units of partnership interest in the Operating Partnership, other than General Growth, will receive the number of Rights they would have received if their units had been redeemed and the purchase price paid in Common Stock. The Rights expire on November 18, 2008, unless earlier redeemed by the General Growth Board of Directors for one third of $0.01 per Right or such expiration date is extended.

OPERATING PARTNERSHIP

As of December 31, 2003, the Company either directly or through the Operating Partnership and subsidiaries owned 120 operating retail properties (regional malls and community centers), collectively, the "Consolidated Centers" as well as 100% of General Growth Management, Inc. ("GGMI") and other miscellaneous mixed-use commercial business properties and potential development sites.

As of December 31, 2003, the Company holds ownership interests in the following joint

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

ventures, collectively, the "Unconsolidated Real Estate Affiliates", as described in Note 4:

                                                        NUMBER OF
                                                      REGIONAL MALL        COMPANY OWNERSHIP
                                                        SHOPPING             STRUCTURE AND
           LEGAL NAME               VENTURE NAME        CENTERS                PERCENTAGE
-----------------------------------------------------------------------------------------------
GGP/Homart, Inc.                   GGP/Homart              22*          50% common stock

GGP/Homart II L.L.C.               GGP/Homart II           10           50% LLC membership
                                                                        interest

GGP-TRS L.L.C.                     GGP/Teachers             5           50% LLC membership
                                                                        interest

GGP Ivanhoe, Inc.                  GGP Ivanhoe              2           51% common stock

GGP Ivanhoe IV, Inc.               GGP Ivanhoe IV           1           51% common stock

Dayjay Associates                  Quail Springs            1           50% general partnership
                                                                        interest

Town East Mall Partnership         Town East                1           50% general partnership
                                                                        interest

Westlake Retail Associates, Ltd.   Circle T                 1           50% general partnership
                                                                        interest

*Including 3 regional mall shopping centers owned jointly with venture partners.

For the purposes of this report, the 43 regional mall shopping centers listed above are collectively referred to as the "Unconsolidated Centers" and, together with the Consolidated Centers, comprise the "Company Portfolio".

During May 2000, the Operating Partnership formed GGPLP L.L.C., a Delaware limited liability company (the "LLC"), by contributing its interest in a portfolio of 44 Consolidated Centers to the LLC in exchange for all of the common units of membership interest in the LLC. As of December 31, 2003, the LLC, due to subsequent acquisitions by the Company, owns 104 of the Consolidated Centers. A total of 940,000 redeemable preferred units of membership interest in the LLC (the "RPUs") have been issued by the LLC. Holders of the RPUs are entitled to receive cumulative preferential cash distributions per RPU at a per annum rate of 8.95% of the $250 liquidation preference thereof (or $5.59375 per quarter) prior to any distributions by the LLC to the Operating Partnership. Subject to certain limitations, the RPUs may be redeemed in cash by the LLC for the liquidation preference amount plus accrued and unpaid distributions and may be exchanged by the holders of the RPUs for an equivalent amount of redeemable preferred stock of General Growth. Such preferred stock provides for an equivalent 8.95% annual preferred distribution and is redeemable at the option of General Growth for cash equal to the liquidation preference amount plus accrued and unpaid distributions. The RPUs outstanding at December 31, 2003 and December 31, 2002 have been reflected in the accompanying consolidated financial statements as a component of minority interest-preferred as detailed in Note 2.

In addition, 20,000 8.25% cumulative preferred units (the "CPUs") have been issued by the LLC. The holders of these CPUs are entitled to receive cumulative preferential cash distributions per CPU at a per annum rate of 8.25% of the $250 liquidation preference thereof (or $5.15625 per quarter), prior to any distributions by the LLC to the Operating Partnership also as detailed in
Note 2.

As of December 31, 2003, General Growth owned an approximate 80% general partnership interest in the Operating Partnership. The remaining approximate 20% minority interest in the Operating Partnership is held by limited partners that include trusts for the benefit of the families of the original stockholders who initially owned and controlled the Company and subsequent contributors of properties to the Company. These minority interests are represented by common units of limited partnership interest in the Operating Partnership (the "Units"). In addition, holders of certain preferred units of limited partnership (see Minority Interest-Preferred, Note 2) in the Operating Partnership have rights to convert such holdings to Units. Under certain circumstances, the Units can be redeemed at the option of the holders for cash or,

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

at General Growth's election, for shares of Common Stock on a one-for-one basis. The holders of the Units also share equally with General Growth's common stockholders on a per share basis in any distributions by the Operating Partnership on the basis that one Unit is equivalent to one share of Common Stock.

BUSINESS SEGMENT INFORMATION

The Financial Accounting Standards Board (the "FASB") has issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("Statement 131") which requires disclosure of certain operating and financial data with respect to separate business activities within an enterprise. The primary business of General Growth and its consolidated affiliates is the owning and operation of shopping centers. General Growth evaluates operating results and allocates resources on a property-by-property basis. General Growth does not distinguish or group its consolidated operations on a geographic basis. Accordingly, General Growth has concluded it currently has a single reportable segment for Statement 131 purposes. Further, all material operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company including the Consolidated Centers, GGMI and the unconsolidated investments in GGP/Homart, GGP/Homart II, GGP/Teachers, GGP Ivanhoe, GGP Ivanhoe III, GGP Ivanhoe IV, Circle T, Quail Springs, and Town East. Included in the consolidated financial statements are four joint ventures, acquired in the JP Realty acquisition (Note 3), which are partnerships with non-controlling independent joint venture partners. Income allocated to minority interests includes the share of such properties' operations (computed as the respective joint venture partner ownership percentage) applicable to such non-controlling venture partners. All significant intercompany balances and transactions have been eliminated.

REVENUE RECOGNITION

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. As of December 31, 2003, approximately $77,397 has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant accounts receivable, net in the accompanying consolidated financial statements. Also included in consolidated minimum rents in 2003 is approximately $16,551 of accretion related to above and below-market leases at properties acquired as provided by FASB Statements No. 141, "Business Combinations", ("SFAS 141") and No. 142, "Goodwill and Intangible Assets", ("SFAS 141"). Overage rents are recognized on an accrual basis once tenant sales revenues exceed contractual tenant lease thresholds. Recoveries from tenants computed as a formula related to taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable costs are incurred. Amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates, approximately $9,694, $8,303 and $7,500 in 2003, 2002 and 2001, respectively, have been included in minimum rents. Fee income primarily represents GGMI management and leasing fees, financing fees and fees for other ancillary services performed by the Company for the benefit of its Unconsolidated Real Estate Affiliates and certain properties managed for independent third-party investors. For the years ended December 31, 2003, 2002 and 2001, GGMI has recognized $62,960, $52,646 and $45,079, respectively, in fees from the Unconsolidated Real Estate Affiliates. Management and leasing fees of GGMI are recognized as services are rendered.

The Company provides an allowance for doubtful accounts against the portion of accounts receivable, including straight-line rents, which is estimated to be uncollectible. Such allowances are reviewed periodically based upon the recovery experience of the Company. With respect to straight-line rents, the Company evaluates the probability of collection of the portion of future rent to be recognized presently under a straight-line methodology. This analysis considers the long-term nature of the Company's leases, as a certain portion of the deferred rent currently recognizable will not be billed to the tenant until many years into the future. The Company's experience relative to unbilled deferred rent receivable is that a certain portion of the amounts

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

straight-lined into revenue are never collected from (or billed to) the tenant due to early lease terminations. For that portion of the otherwise recognizable deferred rent that is not deemed to be probable of collection, no revenue is recognized. Accounts receivable in the accompanying consolidated balance sheets are shown net of an allowance for doubtful accounts of $12,940 and $7,817 as of December 31, 2003 and 2002, respectively.

CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents. The cash and cash equivalents of the Company are held at two financial institutions.

DEFERRED EXPENSES

Deferred expenses consist principally of financing fees which are amortized over the terms of the respective agreements and leasing costs and commissions which are amortized over the average life of the tenant leases. Deferred expenses in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of $94,525 and $73,546 as of December 31, 2003 and 2002, respectively.

FINANCIAL INSTRUMENTS

Statement No. 107, "Disclosure about the Fair Value of Financial Instruments", ("SFAS 107"), issued by the FASB, requires the disclosure of the fair value of the Company's financial instruments for which it is practicable to estimate that value. SFAS 107 does not apply to all balance sheet items and the Company has utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument. The Company considers the carrying value of its cash and cash equivalents to approximate the fair value due to the short maturity of these investments. Based on borrowing rates available to the Company at the end of 2003 and 2002 for mortgage loans with similar terms and maturities, the fair value of the mortgage notes and other debts payable approximates the carrying value at December 31, 2003 and 2002. In addition, the Company estimates that the fair value of its interest rate cap and swap agreements (Note 5) related to consolidated debt at December 31, 2003 and 2002 is approximately $(15,546) and $(28,292), respectively.

The Company held approximately $155,100 of marketable securities (bearing interest at a weighted average variable annual rate of 2.9% at December 31, 2001 and having a weighted average maturity of approximately 3.63 years). Such securities, which were subsequently sold in May 2002 to finance certain acquisitions (Note 3), represented a portion of the commercial mortgage pass-through certificates issued in December 2001 as more fully described in
Note 5. At December 31, 2002, the Company held approximately $476 of common stock of certain former tenants who had settled their previous obligations by transferring such common stock to the Company. These equity securities had been reflected at their respective market values and were sold in February 2003 at prices approximating such assigned values. In addition at December 31, 2003, the Company has certain derivative financial instruments as described below and in
Note 5.

The Company's only hedging activities are the cash flow hedges represented by its interest rate cap and swap agreements relating to its commercial mortgage-backed securities (Note 5). These agreements either place a limit on the effective rate of interest the Company will bear on such variable rate obligations or fix the effective interest rate on such obligations to a certain rate. The Company has concluded that these agreements are highly effective in achieving its objective of eliminating its exposure to variability in cash flows relating to these variable rate obligations in any interest rate environment for loans subject to swap agreements and for loans with related cap agreements, when LIBOR rates exceed the strike rates of the agreements. The Company values the interest rate cap and swap agreements as of the end of each reporting period. Interest rates have declined since these agreements were obtained. The Company recorded at January 1, 2001 a loss to earnings of $3,334 as a cumulative-effect type transition adjustment to recognize at fair value the time-value portion of all the interest rate cap

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

agreements that were previously designated as part of a hedging relationship. Included in the $3,334 loss is $704 related to interest rate cap agreements held by Unconsolidated Real Estate Affiliates. The Company also recorded $112 to other comprehensive income at January 1, 2001 to reflect the then fair value of the intrinsic portion of the interest rate cap agreements. Subsequent changes in the fair value of these agreements and additional cap agreements subsequently entered into have been reflected in current earnings and accumulated other comprehensive income. During 2003, 2002 and 2001, the Company recorded approximately $12,542, ($30,774) and $2,389, respectively, of net additional other comprehensive income (loss) to reflect changes in the fair value of its interest rate cap and swap agreements.

In conjunction with the GGP MPTC financing (as defined and described in Note 5), all of the debt hedged by the Company's then existing interest rate cap agreements was refinanced. As the related fair values of the previous cap agreements were nominal on the refinancing date, these cap agreements were not terminated and any subsequent changes in the fair value of these cap agreements were reflected in interest expense. Further, certain caps were purchased and sold in conjunction with GGP MPTC financing. These purchased and sold caps do not qualify for hedge accounting and changes in the fair values of these agreements are reflected in interest expense. Finally, certain interest rate swap agreements were entered into to partially fix the interest rates on a portion of the GGP MPTC financing. These swap agreements have been designated as cash flow hedges on $500,000 of the Company's consolidated variable rate debt (see also Note 5).

ACQUISITIONS

Acquisitions of properties are accounted for utilizing the purchase method and, accordingly, the results of operations are included in the Company's results of operations from the respective dates of acquisition. The Company has used estimates of future cash flows and other valuation techniques to allocate the purchase price of acquired property between land, buildings and improvements, equipment and other identifiable debit and credit intangibles such as amounts related to in-place at-market leases, acquired above and below-market leases and tenant relationships. The Company has estimated the fair value of acquired in-place at-market leases as the costs the Company would have incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimate includes the fair value of leasing commissions, legal costs and tenant coordination costs that would be incurred to lease the property to this occupancy level. Additionally, the Company evaluates the time period over which such occupancy level would be achieved and includes an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period, which generally ranges up to one year. Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Company's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above- and below-market lease values are amortized as adjustments to rental income over the remaining non-cancelable terms of the respective leases.

This allocation has resulted in the recognition upon acquisition of additional consolidated intangible assets (acquired above-market and in-place leases) and deferred credits (acquired below-market leases) relating to the Company's 2003 real estate purchases of approximately $35,144 and $54,058, respectively. These intangible assets and liabilities, and similar assets and liabilities from the Company's 2002 acquisitions including those by the Unconsolidated Real Estate Affiliates, are being amortized over the terms of the acquired leases. As a result, the Company reported additional amortization expense of approximately $2,763 and additional amortization expense from its Unconsolidated Real Estate Affiliates of approximately $1,093. Due to existing contacts and relationships with tenants at its currently owned properties and at properties currently managed for others, no significant value has been ascribed to the tenant relationships which exist at the properties acquired.

PROPERTIES

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

Real estate assets are stated at cost. For redevelopment of existing operating properties, the net book value of the existing property under redevelopment plus the cost for the construction and improvements incurred in connection with the redevelopment are capitalized to the extent the capitalized costs of the property do not exceed the estimated fair value of the redeveloped property when complete. Real estate taxes incurred during construction periods are capitalized and amortized on the same basis as the related assets. Interest costs are capitalized during periods of active construction for qualified expenditures based upon interest rates in place during the construction period until construction is substantially complete. Capitalized interest costs are amortized over the lives consistent with the constructed assets.

Pre-acquisition costs, which generally include legal and professional fees and other third-party costs related directly to the acquisition of the property, are capitalized as part of the acquired property. In the event an acquisition is no longer deemed to be probable, the costs previously capitalized are written off as a component of operating expenses. The real estate assets of the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A real estate asset is considered to be impaired when the estimated future undiscounted operating cash flow is less than its carrying value. To the extent an impairment has occurred, the excess of carrying value of the asset over its estimated fair value will be charged to operations. Depreciation or amortization expense is computed using the straight-line method based upon the following estimated useful lives:

                                                     YEARS
                                                     -----
Buildings and improvements                           40-45
Equipment, tenant improvements and fixtures           5-10
Purchased intangibles                                 5-15

Construction allowances paid to tenants are capitalized and depreciated over the average lease term. Maintenance and repairs are charged to expense when incurred. Expenditures for significant betterments and improvements are capitalized.

INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

The Company accounts for its investments in Unconsolidated Real Estate Affiliates using the equity method whereby the cost of an investment is adjusted for the Company's share of equity in earnings of such Unconsolidated Real Estate Affiliates from the date of acquisition and reduced by distributions received. Generally, the operating agreements with respect to these Unconsolidated Real Estate Affiliates (Note 4) provide that elements of assets, liabilities and funding obligations are shared in accordance with the Company's ownership percentages (50% or 51% depending on the affiliate). Therefore, the Company generally shares in the profit and losses, cash flows and other matters relating to its Unconsolidated Real Estate Affiliates in accordance with its respective ownership percentages. In addition, the differences between the Company's carrying value of its investment in the Unconsolidated Real Estate Affiliates and the Company's share of the underlying equity of such Unconsolidated Real Estate Affiliates (approximately $49,044 and $53,103 at December 31, 2003 and 2002, respectively) are, except for Retained Debt (as described and defined in
Note 4), amortized over lives ranging from five to forty years. Further, any advances to or loans (see Note 5) from the Unconsolidated Real Estate Affiliates, (loans equal approximately $8,867 and $102,053 at December 31, 2003 and 2002, respectively) have been included in the Company's investment in Unconsolidated Real Estate Affiliates.

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

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

As a REIT, General Growth will generally not be subject to corporate level Federal income tax on taxable income it distributes currently to its stockholders. If General Growth fails to qualify as a REIT in any taxable year, it will be subject to Federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Accordingly, the consolidated statements of operations do not reflect a provision for General Growth's income taxes since its taxable income is included in the taxable income of its stockholders. Even if the Company qualifies for taxation as a REIT, General Growth may be subject to certain state and local taxes on its income or property, and to Federal income and excise taxes on its undistributed taxable income.

Deferred income taxes relate primarily to one of the Company's subsidiaries, GGMI, and are accounted for using the asset and liability method, which reflect the impact of the temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured for tax purposes. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. Deferred tax assets are reduced by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence, including tax planning strategies and other factors. Temporary differences primarily related to depreciation (Note 6).

Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes due to differences for Federal income tax reporting purposes in, among other things, estimated useful lives, depreciable basis of properties and permanent and temporary differences on the inclusion of deductibility of elements of income and deductibility of expense for such purposes.

STOCK OPTIONS

During the second quarter of 2002, the Company elected to adopt the fair value based employee stock-based compensation expense recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), prospectively. The Company previously applied the intrinsic value based expense recognition provisions set forth in APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123 states that the adoption of the fair value based method is a change to a preferable method of accounting. In applying APB 25 in accounting for the 1993 Stock Incentive Plan, the 1998 Incentive Plan and the Employee Stock Purchase Plan, no compensation costs had been recognized in 2001. Had compensation costs for the Company's plans been determined based on the fair value at the grant date for options granted in 2001 and prior years in accordance with the method required by SFAS 123, the Company's net income available to common stockholders would have been nominally reduced but there would have been no effect on reported basic or diluted earnings per share.

EARNINGS PER SHARE ("EPS")

Basic and diluted per share amounts are based on the weighted average of common shares and dilutive securities outstanding for the respective periods. The effect of the issuance of the PIERS is anti-dilutive with respect to the Company's calculation of diluted earnings per share for the year ended December 31, 2001 and therefore has been excluded. In addition, 21,000, 384,375, and 737,693 options, outstanding for 2003, 2002 and 2001, respectively, were not included in the computation of diluted earnings per share either because the exercise price of the options was higher than the average market price of the Common Stock for the applicable periods and therefore, the effect would be anti-dilutive or because the conditions which must be satisfied prior to the issuance of any such shares were not achieved during the applicable periods. The outstanding Units have been excluded from the diluted earnings per share calculation as there would be no effect of the EPS amounts since the minority interests' share of income would also be added back to net income.

The following are the reconciliations of the numerators and denominators of the basic and diluted EPS:

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

                                                                                    Years ended December 31,
                                                                     2003                         2002                  2001
                                                          --------------------------   --------------------------  ---------------
                                                             Basic         Dilutive       Basic         Dilutive   Basic + Diluted
                                                          -----------    -----------   -----------    -----------  ---------------
Numerators:
Income from continuing operations                         $   259,466    $   259,466   $   208,205    $   208,205    $    94,282
       Dividends on PIERS (preferred stock dividends)         (13,030)*            -       (24,467)*            -        (24,467)
                                                          -----------    -----------   -----------    -----------    -----------
       Income from continuing operations available to
         common stockholders                                  246,436        259,466       183,738        208,205         69,815
       Discontinued operations, net                             3,945          3,945         1,053          1,053          1,362
       Cumulative effect of accounting change                       -              -             -              -         (3,334)
                                                          -----------    -----------   -----------    -----------    -----------
Net income available to common stockholders - for basic
       and diluted EPS                                    $   250,381    $   263,411   $   184,791    $   209,258    $    67,843
                                                          ===========    ===========   ===========    ===========    ===========
Denominators:
Weighted average common shares
       outstanding (in thousands) - for basic EPS             200,875        200,875       186,544        186,544        158,534
Effect of dilutive securities - options (and PIERS
       for 2003 and 2002*)                                          -         14,204             -         26,009            186
                                                          -----------    -----------   -----------    -----------    -----------
Weighted average common shares
       outstanding (in thousands) - for diluted EPS           200,875        215,079       186,544        212,553        158,720
                                                          ===========    ===========   ===========    ===========    ===========

* For the twelve months ended December 31, 2003 and 2002, the effect of the issuance of the PIERS is dilutive and, therefore, no adjustment of net income is made as the PIERS dilution is reflected in the denominator of the diluted EPS calculation.

DISCONTINUED OPERATIONS-MCCRELESS MALL

On March 31, 2003, the Company sold McCreless Mall in San Antonio, Texas for aggregate consideration of $15,000 (which was paid in cash at closing). The Company recorded a gain of approximately $4,000 for financial reporting purposes on the sale of the mall. McCreless Mall was purchased in 1998 as part of a portfolio of eight shopping centers. Pursuant to SFAS 144, the Company has reclassified the operations of McCreless Mall (approximately $859, $3,789 and $4,344 in revenues and $292, $1,361 and $1,866 in net income in the years ended December 31, 2003, 2002, and 2001, respectively) to discontinued operations in the accompanying consolidated financial statements and has reflected such amounts net of minority interests.

December 31, 2002 carrying amounts of property sold:

Land                                                 $ 1,000
Buildings, net                                         8,661
Tenant receivables                                       681
Deferred expenses                                      1,020
Cash, prepaid and other assets                           123
Accounts payable and accrued expenses                   (710)
                                                     -------
Net                                                  $10,775
                                                     =======

MINORITY INTEREST

COMMON

Income is allocated to the holders of the Units (the "OP Minority Interests") based on their ownership percentage of the Operating Partnership. The ownership percentage is determined by dividing the number of Operating Partnership Units held by the OP Minority Interests by the total Operating Partnership Units (excluding Preferred Units) outstanding. The issuance of additional shares of Common Stock or Operating Partnership Units are capital transactions that change this percentage as well as the total net assets of the Operating Partnership. Such capital transactions result in an allocation between stockholders' equity and OP Minority Interests in the accompanying consolidated balance sheets to account for the change in the OP Minority Interests ownership percentage as well as the change in the total net assets of the Operating Partnership. Therefore, all such capital transactions result in an allocation between stockholders' equity and OP Minority Interests in the accompanying consolidated balance sheets to account for the change in the OP Minority Interests' ownership percentage as well as the change in total net assets of the Operating Partnership. Due to the number of such capital transactions that occur each period, the Company has presented a single net effect of all such allocations for the period as the "Adjustment for Minority Interest" (rather than separately allocating the minority interest for each individual capital transaction) to arrive at a presentation of each transaction as net of such a minority interest allocation.

Changes in outstanding Operating Partnership Units (excluding the Preferred Units) for the three

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

years ended December 31, 2003, are as follows:

                                                             UNITS
                                                          ----------
December 31, 2000                                         58,781,115
   Exchanges for Common Stock                                (63,636)
                                                          ----------

December 31, 2001                                         58,717,479
   Exchanges for Common Stock                                (48,738)
                                                          ----------

December 31, 2002                                         58,668,741
  Exchanges for Common Stock                              (2,956,491)
                                                          ----------

December 31, 2003                                         55,712,250
                                                          ==========

Also included in minority interest-common is approximately $1,898 and $4,939, respectively, at December 31, 2003 and 2002 of minority interest in consolidated partnerships in PDC as defined and discussed in Note 3.

PREFERRED

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

The following is a detailed listing of the components of minority interest-preferred at December 31, 2003 and 2002.

                                                                                    Per Unit         Carrying Amount
                                                  Coupon   Issuing     Number      Liquidation       ---------------
          Security Type                            Rate     Entity    of Units     Preference       2003          2002
          -------------                            ----     ------    --------     ----------       ----          ----
Perpetual Preferred Units

CPU-(Note 1)                                       8.25%     LLC         20,000    $       250   $   5,000      $  5,000
PDC Series A-JP Realty (Note 3)                    8.75%     PDC        510,000             25      12,750        12,750
PDC Series C-JP Realty (Note 3)                    8.75%     PDC        320,000             25       8,000         8,000
RPU-(Note 1)                                       8.95%     LLC        940,000            250     235,000       235,000
PDC Series B-JP Realty (Note 3)                    8.95%     PDC      3,800,000             25      95,000        95,000
                                                                                                 ---------      --------
                                                                                                   355,750       355,750

Convertible Preferred Units

Series D-Foothills (Note 3)                        6.50%    GGPLP       532,750             50      26,637             -
Series C-Glendale Galleria (Note 4)                7.00%    GGPLP       822,626             50      41,131        41,131
Series B-JP Realty (Note 3)                        8.50%    GGPLP     1,426,393             50      71,320        71,320
                                                                                                 ---------      --------
                                                                                                   139,088       112,451

Other preferred stock of consolidated
  subsidiaries                                     N/A     various          373          1,000         373             -

Total Minority Interest-Preferred                                                                $ 495,211      $468,201
                                                                                                 =========      ========

COMPREHENSIVE INCOME

FASB Statement of No. 130, "Reporting Comprehensive Income", requires that the Company disclose comprehensive income in addition to net income. Comprehensive income is a more inclusive financial reporting methodology that encompasses net income and all other changes in equity except those resulting from investments by and distributions to equity holders.

Included in comprehensive income but not net income are unrealized holding gains or losses on marketable securities classified as available-for-sale and unrealized gains or losses on financial instruments designated as cash flow hedges. Also included in comprehensive loss for 2003 and 2002 is approximately $308 and $740, respectively, representing the changes in the fair value of plan assets relating to a frozen pension plan of Victoria Ward assumed by the Company upon acquisition (Note 3). In addition, one of the Company's unconsolidated affiliates received common stock of a large publicly-traded real estate company as part of a 1998 transaction. During 2001, portions of the Company's holdings of the stock were sold and the prior unrealized losses on such stock sold were realized. For the year ended December 31, 2002, there were no unrealized losses as the remaining stock was sold in March 2002 and the remaining cumulative unrealized losses pertaining to such stock holdings were realized.

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

RECLASSIFICATIONS

Certain amounts in the 2002 and 2001 consolidated financial statements have been reclassified to conform to the current year presentation.

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

NOTE 3 PROPERTY ACQUISITIONS AND DEVELOPMENTS

CONSOLIDATED PROPERTIES

2004

On January 7, 2004, the Company acquired a 50% membership interest in a newly formed limited liability company ("Burlington LLC") which owns Burlington Town Center, an enclosed mall in Burlington, Vermont. The aggregate consideration for the 50% ownership interest in Burlington Town Center was approximately $10,250 (subject to certain prorations and adjustments). Approximately $9,000 was funded in cash by the Company at closing with the remaining amounts to be funded in cash in 2004 when certain conditions related to the property are satisfied. In addition, at closing the Company made a $31,500 mortgage loan to Burlington LLC to replace the existing mortgage financing which had been collateralized by the property. The new mortgage loan requires monthly payments of principal and interest, bears interest at a rate per annum of 5.5% and is scheduled to mature in January 2009. The Company has an annual preferential return of 10% on its initial investment and has an option to purchase the remaining 50% interest in Burlington LLC until in January 2007 at a price computed based on a formula related to the Company's initial purchase price. Finally, management and leasing responsibilities for the property were assumed by GGMI effective on the closing date. Due to substantive participating rights held by the unaffiliated venture partners, this investment is expected to be accounted for by the Company on the equity method.

On January 16, 2004, the Company acquired Redlands Mall, an enclosed mall in Redlands, California. The purchase price paid for Redlands Mall was approximately $14,250 (subject to certain prorations and adjustments). The consideration was paid from cash on hand, including proceeds from borrowings under the Company's credit facilities.

On March 5, 2004, the Company acquired Four Seasons Town Centre, an enclosed mall in Greensboro, North Carolina. The purchase price paid for Four Seasons Towne Centre Mall was approximately $161,000 (subject to certain prorations and adjustments). The consideration was paid by the assumption of approximately $134,000 in existing long-term non-recourse mortgage debt (bearing interest at a rate per annum of approximately 5.6% and scheduled to mature in November 2013), approximately $25,100 in 7% preferred units of Operating Partnership interest and the remaining amounts in cash, primarily from amounts borrowed under the Company's credit facilities. Immediately following the closing, the Company prepaid approximately $22 million of such debt using cash on hand.

2003

On April 30, 2003, the Company acquired Peachtree Mall, an enclosed regional mall located in Columbus, Georgia. The purchase price was approximately $87,600, which was paid at closing with an interest-only acquisition loan of approximately $53,000 (bearing interest at a rate per annum of LIBOR plus 85 basis points and maturing in April 2008, assuming all no-cost extension options are exercised) and the balance from cash on hand and amounts borrowed under the Company's credit facilities.

On June 11, 2003, the Company acquired Saint Louis Galleria, an enclosed mall in St. Louis, Missouri. The aggregate consideration paid for Saint Louis Galleria was approximately $235,000 (subject to certain prorations and adjustments). The consideration was paid from cash on hand, including proceeds from refinancings of existing long-term debt and an approximately $176,000 acquisition loan which initially bore interest at LIBOR plus 105 basis points. In October 2003, pursuant to the original loan terms, the interest rate spread on the loan was reset to 165 basis points. The loan requires monthly payments of interest-only and is scheduled to mature in June 2008 assuming all no-cost extension options are exercised.

On June 11, 2003, the Company acquired Coronado Center, an enclosed mall in Albuquerque, New Mexico. The aggregate consideration paid for Coronado Center was approximately $175,000 (subject to certain prorations and adjustments). The consideration was paid in the form of cash borrowed under the Company's credit facilities and an approximately $131,000 acquisition loan which initially bore interest at LIBOR plus 85 basis points. In September 2003,

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

$30,000 was repaid under the acquisition loan and, pursuant to the original loan terms, the interest rate spread on the loan was reset to 91 basis points. The loan requires monthly payments of interest-only and is scheduled to mature in October 2008 assuming all three no-cost extension options are exercised.

On July 1, 2003, the Company acquired the 49% ownership interest in GGP Ivanhoe III, Inc. ("GGP Ivanhoe III") which was held by the Company's joint venture partner (an affiliate of Ivanhoe Cambridge, Inc. of Montreal, Canada ("Ivanhoe")), thereby increasing the Company's ownership interest to 100%. The aggregate consideration for the 49% ownership interest in Ivanhoe III was approximately $459,000 (subject to certain prorations and adjustments). Concurrently with this transaction, a new joint venture, GGP Ivanhoe IV, Inc., ("GGP Ivanhoe IV") was created between the Company and Ivanhoe to own Eastridge Mall, which previously had been owned by GGP Ivanhoe III (Note 4). The Company's ownership interest in GGP Ivanhoe IV is 51% and Ivanhoe's ownership interest is 49%.

On August 27, 2003, the Company acquired Lynnhaven Mall, an enclosed mall in Virginia Beach, Virginia for approximately $256,500. The consideration (after certain prorations and adjustments) was paid in the form of cash borrowed under an existing unsecured credit facility and a $180,000 interest-only acquisition loan. The acquisition loan currently bears interest at a rate per annum of LIBOR plus 125 basis points and is scheduled to mature in August 2008, (assuming the exercise of three one-year, no-cost extension options).

On October 14, 2003, the Company acquired Sikes Senter, an enclosed mall located in Wichita Falls, Texas. The purchase price was approximately $61,000, which was paid at closing with an interest-only acquisition loan of approximately $41,500 (bearing interest at a rate per annum of LIBOR plus 70 basis points and scheduled to mature in November 2008, assuming all no-cost extension options are exercised) and the balance from cash on hand and amounts borrowed under the Company's credit facilities.

On October 29, 2003, the Company acquired The Maine Mall, an enclosed mall in Portland, Maine. The purchase price paid for The Maine Mall was approximately $270,000 (subject to certain prorations and adjustments). The consideration was paid in the form of cash borrowed under the Company's credit facilities and an approximately $202,500 acquisition loan which initially bears interest at LIBOR plus 92 basis points. After May 14, 2004, depending upon certain factors, the interest rate spread per annum could vary from 85 basis points to 198 basis points. The loan requires monthly payments of interest-only and matures in October 2008 (assuming the exercise by the Company of all no-cost extension options).

On October 31, 2003, the Company acquired Glenbrook Square, an enclosed mall in Fort Wayne, Indiana. The purchase price paid for Glenbrook Square was approximately $219,000 (subject to certain prorations and adjustments). The consideration was paid from cash on hand, including proceeds from refinancings of existing long-term debt and by an approximately $164,250 acquisition loan which initially bears interest at LIBOR plus 80 basis points. After April 10, 2004, depending upon certain factors, the interest rate spread per annum could vary from 85 basis points to 185 basis points. The loan requires monthly payments of interest-only and is scheduled to mature in April 2009 (assuming the exercise by the Company of all no-cost extension options).

On December 5, 2003, the Company acquired Foothills Mall, four adjacent retail properties in Foothills, Colorado. The purchase price paid was approximately $100,500 (subject to certain prorations and adjustments). The consideration was paid from cash on hand, including borrowings under an existing line of credit, approximately $45,750 in assumed debt and approximately $26,637 in new 6.5% preferred units of limited partnership in the Operating Partnership ("Series D"). The assumed debt requires monthly payments of principal and interest, bears interest at a weighted average rate per annum of approximately 6.6% and matures in September 2008.

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

On December 23, 2003, the Company acquired Chico Mall, an enclosed mall in Chico, California. The purchase price paid for Chico Mall was approximately $62,390 (subject to certain prorations and adjustments). The consideration was paid in the form of cash borrowed under the Company's credit facilities and the assumption of approximately $30,600 in existing long-term mortgage indebtedness that currently bears interest at a rate per annum of 7.0%. The loan requires monthly payments of principal and interest and is scheduled to mature in March 2005.

On December 23, 2003, the Company acquired Rogue Valley Mall, an enclosed mall in Medford, Oregon. The purchase price paid for Rogue Valley Mall was approximately $57,495 (subject to certain prorations and adjustments). The consideration was paid from cash on hand, including proceeds from borrowings under the Company's credit facilities, and by the assumption of approximately $28,000 in existing long-term mortgage indebtedness that currently bears interest at a rate per annum of 7.85%. The loan requires monthly payments of principal and interest and is scheduled to mature in January 2011.

2002

On May 28, 2002, the Company acquired the stock of Victoria Ward, Limited, a privately held real estate corporation ("Victoria Ward"). The total acquisition price was approximately $250,000, including the assumption of approximately $50,000 of existing debt, substantially all of which was repaid immediately following the closing. The $250,000 total cash requirement was funded from the proceeds of the sale of the Company's investment in marketable securities (related to the GGP MPTC financing (Note 5)) and from available cash and cash equivalents. The principal Victoria Ward assets include 65 fee simple acres in Kakaako, central Honolulu, Hawaii, currently improved with, among other uses, an entertainment, shopping and dining district which includes Ward Entertainment Center, Ward Warehouse, Ward Village and Village Shops. At acquisition, Victoria Ward owned in total 17 land parcels each of which was individually ground leased to tenants and 29 owned buildings containing in the aggregate approximately 878,000 square feet of retail space, as well as approximately 441,000 square feet of office, commercial and industrial leaseable area. In 2002 and subsequent years, Victoria Ward has been and will be taxed as a REIT.

On July 10, 2002, the Company acquired JP Realty, Inc. ("JP Realty"), a publicly-held real estate investment trust, and its operating partnership subsidiary, Price Development Company, Limited Partnership ("PDC"). The total acquisition price was approximately $1,100,000 which included the assumption of approximately $460,000 in existing debt and approximately $116,000 of existing cumulative preferred operating partnership units in PDC (510,000 PDC Series A 8.75% units redeemable commencing April 23, 2004, 3,800,000 PDC Series B 8.95% units redeemable commencing July 28, 2004 and 320,000 PDC Series C 8.75% units redeemable commencing May 1, 2005). Each unit of each series of the cumulative redeemable preferred units in PDC has a liquidation value of $25 per unit and is convertible at the option of the preferred unit holder in 2009 (2010 for the PDC Series C Units) into 0.025 shares of a newly created series of General Growth preferred stock ($1,000 per share base liquidation preference) with payment and liquidation rights comparable to such preferred unit. Pursuant to the terms of the merger agreement, the outstanding shares of JP Realty common stock were converted into $26.10 per share of cash (approximately $431,470). Holders of common units of limited partnership interest in PDC were entitled to receive $26.10 per unit in cash or, at the election of the holder, .522 8.5% Series B Preferred Units (Note 2) per unit. Based upon the elections of such holders, 1,426,393 Series B Preferred Units were issued and the holders of the remaining common units of limited partnership interest of PDC received approximately $23,600 in cash. JP Realty owned or had an interest in 51 properties, including 18 enclosed regional mall centers (two of which were owned through controlling general partnership interests), 26 anchored community centers (two of which were owned through controlling general partnership interests), one free-standing retail property and 6 mixed-use commercial/business properties, containing an aggregate of over 15,200,000 square feet of GLA in 10 western states. The cash portion of the acquisition price was funded from the net proceeds of certain new mortgage loans, a new $350,000 acquisition loan (Note 5), and available cash and cash equivalents.

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

On August 5, 2002, the Operating Partnership acquired from GGP/Homart, the Prince Kuhio Plaza in Hilo, Hawaii for approximately $39,000. Prince Kuhio Plaza, which contains approximately 504,000 square feet of GLA, was acquired by the assumption by the Operating Partnership of the allocated share of the GGP MPTC financing (Note 4) pertaining to Prince Kuhio Plaza (approximately $24,000) and the payment to GGP/Homart of $7,500 in cash and $7,500 in the form of a promissory note. Immediately following the acquisition, GGP/Homart issued a dividend of $15,000 to its two co-investors, paid in the form of $7,500 in cash to NYSCRF (as defined in Note 4 below) and the $7,500 promissory note to the Operating Partnership. Upon receipt of the promissory note as a dividend, the Operating Partnership caused the promissory note to GGP/Homart to be cancelled.

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

On September 13, 2002, the Company acquired Pecanland Mall, an enclosed regional mall in Monroe, Louisiana, for approximately $72,000. The acquisition was funded by approximately $22,000 of cash on hand and the assumption of a $50,000 existing non-recourse loan that bore interest at a rate per annum equal to the sum of 3.0% plus the greater of (i) LIBOR or (ii) 3.5%. The loan was scheduled to mature in January of 2005 and was refinanced in February 2004. The new $66,000 non-recourse mortgage loan bears interest at a rate of 4.28% per annum, requires monthly payments of principal and interest and is scheduled to mature in March 2010.

On December 4, 2002, the Company acquired Southland Mall, an enclosed regional mall in Hayward, California. The aggregate consideration paid was approximately $89,000. The purchase was financed with approximately $24,000 of cash on hand and a new 5-year (assuming all options to extend are exercised) $65,000 mortgage loan that bears interest at LIBOR plus 75 basis points. The Company currently plans to refinance this loan in March 2004 with a new $90,000 long-term, non-recourse, fixed rate amortizing mortgage loan.

2001

During April 2001, GGP-Tucson Mall, L.L.C., a consolidated subsidiary of the Operating Partnership ("GGP-Tucson"), agreed to advance $20,000 to an unaffiliated developer in the form of a secured promissory note (bearing interest at 8% per annum) collateralized by such developer's ownership interest in Tucson Mall, a 1.3 million square foot enclosed regional mall in Tucson, Arizona. The promissory note required installment payments of interest-only and was due on demand. GGP-Tucson had also entered into an option agreement to purchase Tucson Mall from such developer and its co-tenants in title to the property. On August 15, 2001, the promissory note was repaid in conjunction with GGP-Tucson's completion of its acquisition of Tucson Mall pursuant to the option agreement. The aggregate consideration paid by GGP-Tucson for Tucson Mall was approximately $180,000 (subject to prorations and to certain adjustments and payments to be made by GGP-Tucson). The consideration was paid in the form of cash borrowed under the Operating Partnership's revolving line of credit and an approximately $150,000 short-term floating rate acquisition loan which was scheduled to mature in December 2001 but was refinanced in December 2001 in conjunction with the GGP MPTC financing (Note 5).

DEVELOPMENTS

The Company has an ongoing program of renovations and expansions at its properties including the following significant projects (projected expenditure in excess of $10,000) currently under construction at the following centers:

         - Alderwood Mall in Lynnwood (Seattle), Washington (owned by GGP/Homart II)

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

         - Altamonte Mall in Altamonte Springs (Orlando), Florida (owned by GGP/Homart II)

         - The Woodlands Mall in The Woodlands (Houston), Texas (owned by GGP/Homart)

         -        Eastridge Mall in San Jose, California (owned by GGP Ivanhoe
                  IV)

         -        Crossroads Center in Saint Cloud, Minnesota

         -        Ala Moana Center in Honolulu, Hawaii

         -        River Falls Mall in Clarksville, Indiana

         -        Grand Teton Mall in Idaho Falls, Idaho

         -        Kenwood Towne Centre in Cincinnati, Ohio (owned by
                  GGP/Teachers)

         - Newpark Mall in Newark (San Francisco), California (owned by GGP/Homart)

The above listed projects represent a total projected expenditure (including the amount of the Unconsolidated Centers at the Company's ownership percentage) of approximately $370,000.

During 1998, the Company formed the Circle T joint venture to develop a regional mall in Westlake (Dallas), Texas as further described in Note 4 below. As of December 31, 2003, the Company had invested approximately $18,311 in the joint venture. The Company is currently obligated to fund additional pre-development costs of approximately $539. Total development costs are not finalized or committed but are anticipated to be funded from a construction loan that is expected to be obtained. The retail site, part of a planned community which is expected to contain a resort hotel, a golf course, luxury homes and corporate offices, is currently planned to contain up to 1.3 million square feet of tenant space including up to nine anchor stores, an ice rink and a multi-screen theater. The construction project is currently anticipated to be completed in 2006.

On June 23, 2002, the Company commenced construction of the Jordan Creek Town Center on a 200 acre site in West Des Moines, Iowa. As of December 31, 2003, the Company had invested approximately $80,012 in the project, including land costs. Total development costs are estimated to be approximately $200,000 and are anticipated to be funded from operating cash flow, current unsecured revolving credit facilities and/or a future project loan. At completion, currently scheduled for August 2004, the regional mall is planned to contain up to two million square feet of tenant space with up to three anchor stores, a hotel and an amphitheater.

The Company also owns and/or is investigating certain other potential development sites (representing a net investment of approximately $34,005), including sites in Toledo, Ohio and South Sacramento, California but there can be no assurance that development of these sites will proceed.

NOTE 4 INVESTMENTS IN UNCONSOLIDATED AFFILIATES

GGP/HOMART

The Company owns 50% of the common stock of GGP/Homart with the remaining ownership interest held by the New York State Common Retirement Fund ("NYSCRF"). GGP/Homart has elected to be taxed as a REIT. NYSCRF has an exchange right under the GGP/Homart Stockholders' Agreement, which permits it to convert its ownership interest in GGP/Homart to shares of Common Stock of General Growth. If such exchange right is exercised, the Company may alternatively satisfy such exchange in cash.

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

GGP/HOMART II

In November 1999, the Company, together with NYSCRF, the Company's co-investor in GGP/Homart, formed GGP/Homart II, a limited liability company which is owned equally by the Company and NYSCRF. According to the membership agreement between the venture partners, the Company and its joint venture partner share in the profits and losses, cash flows

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

and other matters relating to GGP/Homart II in accordance with their respective ownership percentages.

At the time of its formation, GGP/Homart II owned 100% interests in Stonebriar Centre in Frisco (Dallas), Texas, Altamonte Mall in Altamonte Springs (Orlando), Florida, Natick Mall in Natick (Boston), Massachusetts, and Northbrook Court in Northbrook (Chicago), Illinois which were contributed by the Company, and 100% interests in Alderwood Mall in Lynnwood (Seattle), Washington, Carolina Place in Charlotte, North Carolina and Montclair Plaza in Los Angeles, California which were contributed by NYSCRF. Certain of these seven malls were contributed subject to existing financing ("Retained Debt") in order to balance the net equity values of the malls contributed by each of the venture partners. Such contribution arrangements between the Company and NYSCRF have the effect of the Company having an additional contingent obligation to fund all amounts related to such debt including any shortfalls GGP/Homart II may incur if the non-recourse debt (approximately $164,000 at December 31, 2003) related to Natick Mall is not funded by proceeds from any subsequent sales or refinancing of Natick Mall.

Subsequent to its formation, GGP/Homart II made three additional acquisitions. Specifically, during March 2001, GGP/Homart II acquired a 100% ownership interest in Willowbrook Mall in Houston, Texas for a purchase price of approximately $145,000. GGP/Homart II financed the Willowbrook acquisition with a new $102,000 10-year mortgage loan bearing interest at 6.93% per annum and approximately $43,000 in financing proceeds from a new mortgage loan collateralized by Stonebriar Centre. Glendale Galleria was acquired by GGP/Homart II on November 27, 2002, for approximately $415,000. A portion of the purchase price was paid by the Operating Partnership's issuance of 822,626 convertible preferred Operating Partnership units ("Series C") having a base liquidation preference of approximately $41,000 (Note 2). In addition, on December 30, 2002, GGP/Homart II acquired First Colony Mall, an enclosed regional mall in Sugar Land, Texas for approximately $105,000. The acquisition was funded by cash on hand and a new $67,000 mortgage loan bearing interest at a rate per annum of LIBOR plus 80 basis points with a scheduled maturity of January 2006.

GGP/TEACHERS

On August 26, 2002, the Company formed GGP/Teachers, a new limited liability company owned 50% by the Company and 50% by Teachers' Retirement System of the State of Illinois ("Illinois Teachers"). Upon formation of GGP/Teachers, Clackamas Town Center in Portland, Oregon, which was 100% owned by Illinois Teachers, was contributed to GGP/Teachers. In addition, concurrent with its formation, GGP/Teachers acquired Galleria at Tyler in Riverside, California, Kenwood Towne Centre in Cincinnati, Ohio, and Silver City Galleria in Taunton, Massachusetts, as described in Note 3. The Company's share (approximately $112,000) of the equity of GGP/Teachers was funded by a portion of new unsecured loans that total $150,000 (see note 5) and bear interest at LIBOR plus 100 basis points. According to the operating agreement between the venture partners, the Company and Illinois Teachers generally share in the profits and losses, cash flows and other matters relating to GGP/Teachers in accordance with their respective 50% ownership percentages. Also pursuant to the operating agreement, and in exchange for a reduced initial cash contribution by the Company, certain debt (approximately $19,389 at December 31, 2003) related to the properties was deemed to be Retained Debt and therefore, solely attributable to the Company. The Company would be obligated to fund all amounts related to such debt including any shortfalls of any subsequent sale or refinancing proceeds of the properties against their respective loan balances to the extent of such Retained Debt.

In addition, on December 19, 2002, Florence Mall in Florence, Kentucky was acquired by GGP/Teachers for a purchase price of approximately $97,000 including a new, two-year $60,000 mortgage loan that bears interest at a rate per annum of LIBOR plus 89 basis points and matures in January 2008 (assuming an exercise of both no-cost extension options).

GGP IVANHOE III

On July 1, 2003, the Operating Partnership acquired the 49% common stock ownership interest

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

in GGP Ivanhoe III which was held by the Company's joint venture partner (Ivanhoe Cambridge, Inc. of Montreal, Canada ("Ivanhoe")), thereby increasing the Company's ownership interest to a full 100%. Following the completion of the transaction described below, GGP Ivanhoe III holds a 100% ownership in 7 enclosed regional malls.

The aggregate consideration for the 49% ownership interest in GGP Ivanhoe III was approximately $459,000 (subject to certain prorations and adjustments). Approximately $268,000 of existing mortgage debt was assumed in connection with this acquisition with the balance of the aggregate consideration, or approximately $191,000, being funded from proceeds from the refinancing of existing long-term debt and new mortgage loans on previously unencumbered properties.

GGP IVANHOE IV

Concurrently with the July 1, 2003 GGP Ivanhoe III transaction described above, a new joint venture, GGP Ivanhoe IV was created between the Operating Partnership and Ivanhoe to own Eastridge Mall, which previously had been owned by GGP Ivanhoe III. No gain or loss was recognized on the transfer of Eastridge Mall by GGP Ivanhoe III. The Company and Ivanhoe share in the profits and losses, cash flows and other matters relating to GGP Ivanhoe IV in accordance with their respective common stock ownership percentages (51% and 49%, respectively) except that certain major operating and capital decisions (as defined in the stockholders' agreement) requires the approval of both stockholders. Accordingly, the Company is accounting for GGP Ivanhoe IV using the equity method. GGP Ivanhoe IV will elect to be taxed as a REIT. Additionally, the stockholders' agreement provides that during certain periods in 2006 or certain periods in 2009, Ivanhoe shall have the right to require the Company to purchase all of the GGP Ivanhoe IV common stock held by Ivanhoe for a purchase price equal to the value of such GGP Ivanhoe IV common stock. The Company can satisfy this obligation in any combination of cash or Common Stock. Also in exchange for a reduced cash portion of the total purchase price paid by the Company in connection with the acquisition of Ivanhoe's interest in GGP Ivanhoe III, certain debt related to the property (approximately $39,284 at December 31, 2003) was deemed to be Retained Debt, and therefore, solely attributable to the Company. Following the acquisition of Ivanhoe's interest in GGP Ivanhoe III, the Company is obligated to fund all amounts related to such Retained Debt including any shortfalls of any subsequent sale or refinancing proceeds of the property against the respective loan balance to the extent of such Retained Debt.

GGP IVANHOE

GGP Ivanhoe owns The Oaks Mall in Gainesville, Florida and Westroads Mall in Omaha, Nebraska. The Company contributed approximately $43,700 for its 51% common stock ownership interest in GGP Ivanhoe and Ivanhoe owns the remaining 49% ownership interest. Other than the absence of a right of Ivanhoe to require the Company to purchase the GGP Ivanhoe common stock held by Ivanhoe, the terms of the stockholders' agreement are generally similar to those of GGP Ivanhoe IV and GGP Ivanhoe has elected to be taxed as a REIT. As certain major decisions concerning GGP Ivanhoe must be made jointly by the Company and Ivanhoe, the Company is accounting for GGP Ivanhoe using the equity method.

TOWN EAST/ QUAIL SPRINGS

The Company owns a 50% general partnership interest in Town East Mall, located in Mesquite, Texas and a 50% general partnership interest in Quail Springs Mall in Oklahoma City, Oklahoma. The Company shares in the profits and losses, cash flows and other matters relating to Town East and Quail Springs in accordance with its respective ownership percentages.

On March 1, 2004 the Company acquired the remaining 50% general partnership interest in Town East from its unaffiliated joint venture partner. The purchase price for the 50% ownership interest was approximately $44,500, which was paid in cash from cash on hand, including proceeds from borrowings under the Company's credit facilities.

CIRCLE T

At December 31, 2003, the Company, through a wholly-owned subsidiary, owns a 50% general

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

partnership interest in Westlake Retail Associates, Ltd. ("Circle T"). AIL Investment, LP, an affiliate of Hillwood Development Company ("Hillwood"), is the limited partner of Circle T. Circle T is currently developing the Circle T Ranch Mall, a regional mall in Dallas, Texas, scheduled for completion in 2006. Development costs are expected to be funded by a construction loan to be obtained by the joint venture and capital contributions by the joint venture partners. As of December 31, 2003, the Company has made contributions of approximately $18,311 to the project for pre-development costs (and is currently obligated to fund approximately $539 of additional specified pre-development costs) and Hillwood has contributed approximately $11,200, mostly in the form of land costs and related pre-development costs.

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

SUMMARIZED FINANCIAL INFORMATION OF INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

Following is summarized financial information for the Company's Unconsolidated Real Estate Affiliates as of December 31, 2003 and 2002 and for the years ended December 31, 2003, 2002 and 2001.

COMBINED BALANCE SHEETS

                                                 DECEMBER 31, 2003 DECEMBER 31, 2002
                                                 ----------------- -----------------
Assets
   Land                                             $   532,036       $   558,747
   Buildings and equipment                            4,698,197         5,342,201
   Less accumulated depreciation                       (600,431)         (542,075)
   Developments in progress (*)                         100,197            59,212
                                                    -----------       -----------
     Net property and equipment                       4,729,999         5,418,085
   Investment in unconsolidated joint ventures           11,876             1,289
                                                    -----------       -----------
     Net investment in real estate                    4,741,875         5,419,374
   Cash and cash equivalents                            107,214           225,427
   Marketable securities                                      -               523
   Tenant accounts receivable, net                       82,091            90,342
   Deferred expenses, net                               120,159           127,862
   Prepaid expenses and other assets                     99,042            99,307
                                                    -----------       -----------
   Total assets                                     $ 5,150,381       $ 5,962,835
                                                    ===========       ===========
Liabilities and Owners' Equity
   Mortgage notes and other debt payable            $ 3,542,173       $ 4,074,025
   Accounts payable and accrued expenses                232,120           289,375
   Minority Interest                                        117               117
                                                    -----------       -----------
                                                      3,774,410         4,363,517

Owners' Equity                                        1,375,971         1,599,318
                                                    -----------       -----------
   Total liabilities and owners' equity             $ 5,150,381       $ 5,962,835
                                                    ===========       ===========

(*) At December 31, 2003 and 2002, amounts reflected as development in progress include approximately $29,481 and $28,563, respectively, of assets of the Circle T joint venture.

           COMPANY INVESTMENT IN UNCONSOLIDATED REAL ESTATE AFFILIATES

                                                   2003           2002
                                                -----------    -----------
Owners' equity                                  $ 1,375,971    $ 1,599,318
Less joint venture partners' equity                (794,402)      (885,902)
Loans and other, net                                 49,044         53,103
                                                -----------    -----------
Company investment in and loans from
   Unconsolidated Real Estate Affiliates        $   630,613    $   766,519
                                                ===========    ===========

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

COMBINED STATEMENTS OF OPERATIONS

                                                                TWELVE MONTHS ENDED
                                                                    DECEMBER 31,
                                                           2003         2002         2001
                                                         ---------    ---------    ---------
Revenues:
   Minimum rents                                         $ 558,322    $ 484,507    $ 434,888
   Tenant recoveries                                       272,536      236,700      213,349
   Overage rents                                            16,290       16,801       15,708
   Other                                                    15,123       13,001        9,822
                                                         ---------    ---------    ---------
     Total revenues                                        862,271      751,009      673,767

Expenses:
   Real estate taxes                                        78,449       65,904       59,622
   Repairs and maintenance                                  64,865       56,340       53,652
   Marketing                                                27,504       25,294       22,018
   Other property operating costs                          117,056       98,771       81,897
   Provision for doubtful accounts                           3,197        3,433        3,738
   Property management and other costs                      48,807       40,818       37,085
   General and administrative                                2,099          536        5,269
   Depreciation and amortization                           158,480      136,713      121,910
                                                         ---------    ---------    ---------
     Total expenses                                        500,467      427,809      385,191

Operating income                                           361,814      323,200      288,576
Interest income                                              5,757       14,976        8,651
Interest expense                                          (174,862)    (161,339)    (176,872)
Equity in income of unconsolidated joint ventures            4,640        4,938        1,740
Cumulative effect of accounting change                           -            -         (704)
                                                         ---------    ---------    ---------
Net Income                                               $ 197,349    $ 181,775    $ 121,391
                                                         =========    =========    =========

COMPANY EQUITY IN EARNINGS OF UNCONSOLIDATED REAL ESTATE AFFILIATES

                                                     2003         2002         2001
                                                   ---------    ---------    ---------
Total net income of
   Unconsolidated Real Estate Affiliates           $ 197,349    $ 181,775    $ 121,391
Cumulative effect of accounting change                     -            -          704
Joint venture partners' share of earnings of
   Unconsolidated Real Estate Affiliates             (98,226)     (90,449)     (63,630)
Amortization of capital or basis differences          (3,263)      (4,717)       1,730
Elimination of Unconsolidated Real Estate
   Affiliate loan interest                            (1,380)      (5,784)           -
Company equity in earnings in
                                                   ---------    ---------    ---------
   Unconsolidated Real Estate Affiliates           $  94,480    $  80,825    $  60,195
                                                   =========    =========    =========

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

In addition, the following is summarized financial information for certain individually significant Unconsolidated Real Estate Affiliates as of December 31, 2002 and 2001 and for the years ended December 31, 2003, 2002 and 2001.

GGP/HOMART AND GGP/HOMART II BALANCE SHEETS

                                                            GGP/HOMART                   GGP/HOMART II
                                                            DECEMBER 31,                  DECEMBER 31,
                                                        2003          2002           2003           2002
                                                    -----------    -----------    -----------    -----------
Assets
   Land                                             $   146,908    $   146,947    $   214,740    $   187,597
   Buildings and equipment                            1,691,508      1,630,028      1,863,028      1,801,918
   Less accumulated depreciation                       (329,099)      (272,567)      (151,662)      (100,365)
   Developments in progress (*)                          15,905          8,784         40,261         21,758
                                                    -----------    -----------    -----------    -----------
     Net property and equipment                       1,525,222      1,513,192      1,966,367      1,910,908
   Investment in unconsolidated joint ventures           11,876          1,289              -              -
                                                    -----------    -----------    -----------    -----------
     Net investment in real estate                    1,537,098      1,514,481      1,966,367      1,910,908
   Cash and cash equivalents                             74,162         82,975          5,999        102,203
   Marketable securities                                      -            294              -            229
   Tenant accounts receivable, net                       37,352         36,867         28,242         25,395
   Deferred expenses, net                                45,426         47,019         59,661         55,892
   Prepaid expenses and other assets                     50,516         26,092         39,662         36,443
                                                    -----------    -----------    -----------    -----------
   Total assets                                     $ 1,744,554    $ 1,707,728    $ 2,099,931    $ 2,131,070
                                                    ===========    ===========    ===========    ===========
Liabilities and Owners' Equity
   Mortgage notes and other debt payable            $ 1,462,193    $ 1,323,040    $ 1,317,607    $ 1,469,137
   Accounts payable and accrued expenses                 66,736         80,497         76,290         81,736
   Minority Interest                                          -              -            117            117
                                                    -----------    -----------    -----------    -----------
                                                      1,528,929      1,403,537      1,394,014      1,550,990
Owners' Equity                                          215,625        304,191        705,917        580,080
                                                    -----------    -----------    -----------    -----------
   Total liabilities and owners' equity             $ 1,744,554    $ 1,707,728    $ 2,099,931    $ 2,131,070
                                                    ===========    ===========    ===========    ===========

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

GGP/HOMART AND GGP/HOMART II INCOME STATEMENTS

                                                                     GGP/HOMART                          GGP/HOMART II
                                                          TWELVE MONTHS ENDED DECEMBER, 31       TWELVE MONTHS ENDED DECEMBER, 31
                                                           2003         2002          2001         2003         2002        2001
                                                         ---------    ---------    ---------    ---------    ---------    ---------
Revenues:
   Minimum rents                                         $ 208,662    $ 189,839    $ 185,640    $ 177,041    $ 136,373    $ 125,303
   Tenant recoveries                                        91,475       81,536       81,612       85,194       65,837       57,721
   Overage rents                                             6,240        6,367        7,216        6,250        4,095        2,998
   Other                                                     6,272        7,358        5,534        5,727        2,745        1,983
                                                         ---------    ---------    ---------    ---------    ---------    ---------
     Total revenues                                        312,649      285,100      280,002      274,212      209,050      188,005

Expenses:
   Real estate taxes                                        26,852       24,145       21,446       24,493       19,068       16,943
   Repairs and maintenance                                  25,482       22,235       22,738       18,455       13,506       13,259
   Marketing                                                 9,576        9,410        8,958        9,271        6,901        5,705
   Other property operating costs                           41,327       38,324       34,254       34,386       23,153       18,763
   Provision for doubtful accounts                           1,040        1,602        1,810        1,733          578        1,051
   Property management and other costs                      18,846       17,067       16,470       15,892       11,357       10,663
   General and administrative                                  755          212        2,676          577           63        1,658
   Depreciation and amortization                            62,485       54,671       53,096       53,243       39,396       35,775
                                                         ---------    ---------    ---------    ---------    ---------    ---------
     Total expenses                                        186,363      167,666      161,448      158,050      114,022      103,817

Operating income                                           126,286      117,434      118,554      116,162       95,028       84,188
Interest income                                              1,185        3,554        3,002        4,188       11,074        4,751
Interest expense                                           (74,813)     (65,978)     (73,530)     (60,491)     (49,657)     (48,154)
Equity in income of unconsolidated joint ventures            4,640        4,938        1,740            -            -            -
Cumulative effect of accounting change                           -            -       (3,441)           -            -       (1,534)
                                                         ---------    ---------    ---------    ---------    ---------    ---------
Net Income                                               $  57,298    $  59,948    $  46,325    $  59,859    $  56,445    $  39,251
                                                         =========    =========    =========    =========    =========    =========

Significant accounting policies used by the Unconsolidated Real Estate Affiliates are the same as those used by the Company.

NOTE 5 MORTGAGE NOTES AND OTHER DEBT PAYABLE

Mortgage notes and other debt payable have various maturities through 2095 (weighted average scheduled remaining term equal to 5.1 years at December 31, 2003 - see Note 12) and consisted of the following:

                                           DECEMBER 31, 2003  DECEMBER 31, 2002
Fixed-Rate debt:
   Mortgage notes and other debt payable       $4,052,244         $2,523,701
Variable-Rate debt:
   Mortgage notes payable                       1,672,496          1,472,310
   Credit Facilities and bank loans               924,750            596,300
                                               ----------         ----------

   Total Variable-Rate debt                     2,597,246          2,068,610
                                               ----------         ----------

   Total                                       $6,649,490         $4,592,311
                                               ==========         ==========

Land, buildings and equipment related to the mortgage notes payable with an aggregate cost of approximately $9,467,917 at December 31, 2003 have been pledged as collateral. Certain properties, including those within the portfolios collateralized by commercial mortgage-

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

backed securities, are subject to
financial performance covenants, primarily debt service coverage ratios.

FIXED RATE DEBT

MORTGAGE NOTES AND OTHER DEBT PAYABLE

Mortgage notes and other debt payable consist primarily of fixed rate non-recourse notes collateralized by individual or groups of properties or equipment. Also included in mortgage notes and other debt payable as of December 31, 2003 are $100,000 of ten-year senior unsecured notes, bearing interest at a fixed rate of 7.29% per annum, which were issued by PDC in March 1998 and were assumed by the Company in conjunction with the acquisition of JP Realty (Note
2). Interest payments on these notes are due semi-annually on March 11 and September 11 of each year and principal payments of $25,000 are due annually beginning March 2005. The fixed rate notes bear interest ranging from 1.81% to 10.00% per annum (weighted average of 6.42% per annum), and require monthly payments of principal and/or interest. Certain properties are pledged as collateral for the related mortgage notes. Substantially all of the mortgage notes payable as of December 31, 2003 are non-recourse to the Company. Certain mortgage notes payable may be prepaid but are generally subject to prepayment penalty of a yield-maintenance premium or a percentage of the loan balance. Certain loans have cross-default provisions and are cross-collateralized as part of a group of properties. Under certain cross-default provisions, a default under any mortgage notes included in a cross-defaulted package may constitute a default under all such mortgage notes and may lead to acceleration of the indebtedness due on each property within the collateral package. In general, the cross-defaulted properties are under common ownership. However, GGP Ivanhoe debt collateralized by two GGP Ivanhoe centers (totaling $125,000) is cross-defaulted and cross-collateralized with debt collateralized (totaling $435,000) by 11 Consolidated Centers.

VARIABLE RATE DEBT

MORTGAGE NOTES AND OTHER DEBT PAYABLE

Variable rate mortgage notes and other debt payable at December 31, 2003 consisted primarily of approximately $495,746 of collateralized mortgage-backed securities, approximately $1,176,750 of mortgage notes collateralized by individual properties and $924,750 of unsecured debt of which $789,000 is outstanding under the Company's 2003 Credit Facility as described below. Approximately $500,000 of the variable rate debt is currently subject to fixed rate swap agreements as described below. The loans bear interest at a rate per annum equal to LIBOR plus 60 to 250 basis points.

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

In September 1999, the Company issued $700,229 of commercial mortgage-backed securities (the "GGP-Ivanhoe CMBS") cross-collateralized and cross-defaulted by a portfolio of nine regional malls and an office complex adjacent to one of the regional malls (four regional malls and the office complex owned by GGP Ivanhoe III and five regional malls 100% owned by the Company). The GGP-Ivanhoe CMBS was comprised of notes which bore interest at rates per annum ranging from LIBOR plus 52 basis points to LIBOR plus 325 basis points (weighted average equal to LIBOR plus approximately 109 basis points), calculated and payable monthly. The notes were repaid in December 2001 with a portion of the proceeds of the GGP MPTC financing described below. In conjunction with the issuance of the GGP-Ivanhoe CMBS, the Company arranged for an interest rate cap agreement, the effect of which

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

was to limit the maximum interest rate the Company would be required to pay on the securities to 9.03% per annum.

In early December 2001, the Operating Partnership and certain Unconsolidated Real Estate Affiliates completed the placement of $2,550,000 of non-recourse commercial mortgage pass-through certificates (the "GGP MPTC"). The GGP MPTC was initially collateralized by 27 malls and one office building, including 19 malls owned by certain Unconsolidated Real Estate Affiliates. At December 31, 2003, the GGP MPTC has a current outstanding balance of approximately $1,600,000 ($734,304 by Unconsolidated Real Estate Affiliates) and is collateralized by 17 malls and one office building, including 10 malls owned by Unconsolidated Real Estate Affiliates.

The GGP MPTC is comprised of both variable rate and fixed rate notes which require monthly payments of principal and interest. The certificates represent beneficial interests in three loan groups made by three sets of borrowers (GGP/Homart-GGP/Homart II, GGPLP and GGP Ivanhoe III). The original principal amount of the GGP MPTC was comprised of $1,235,000 attributed to the Operating Partnership, $900,000 to GGP/Homart and GGP/Homart II and $415,000 to GGP Ivanhoe III. The three loan groups are comprised of variable rate notes with a 36 month initial maturity (with two no cost 12-month extension options), variable rate notes with a 51 month initial maturity (with two no cost 18-month extension options) and fixed rate notes with a 5 year maturity. The 36 month variable rate notes bear interest at rates per annum ranging from LIBOR plus 60 to 235 basis points (weighted average equal to 79 basis points), the 51 month variable rate notes bear interest at rates per annum ranging from LIBOR plus 70 to 250 basis points (weighted average equal to 103 basis points) and the 5 year fixed rate notes bear interest at rates per annum ranging from approximately 5.01% to 6.18% (weighted average equal to 5.38%). The extension options with respect to the variable rate notes are subject to obtaining extensions of the interest rate protection agreements which were required to be obtained in conjunction with the GGP MPTC. The GGP MPTC yielded approximately $470,000 (including amounts attributed to the Unconsolidated Real Estate Affiliates) which were utilized for loan repayments on other properties and temporary investments in cash equivalents and marketable securities. On closing of the GGP MPTC financing, approximately $94,996 of such proceeds attributable to GGP/Homart and GGP/Homart II were loaned to the Operating Partnership. The $16,596 loan by GGP/Homart was repaid by the Operating Partnership in October 2002. The $78,400 loan by GGP/Homart II currently bears interest at a rate per annum of LIBOR plus 135 basis points on the remaining outstanding balance (approximately $8,867 at December 31, 2003). Although the loan is currently scheduled to mature on March 31, 2005 (Note 4), the Operating Partnership currently expects to repay this loan in full by the end of 2004.

Concurrent with the issuance of the certificates, the Company purchased interest rate protection agreements (structured to limit the Company's exposure to interest rate fluctuations), and simultaneously an equal amount of interest rate protection agreements were sold to fully offset the effect of these agreements and to recoup a substantial portion of the cost of such agreements. Further, to achieve a more desirable balance between fixed and variable rate debt, the Company initially entered into certain swap agreements (notational amount equal to $666,933). Approximately $575,000 of such swap agreements were with independent financial services firms. The notional amounts of such swap agreements decline over time to an aggregate of $25,000 at maturity of the 51 month variable rate loans (assuming both 18 month no-cost extension options are exercised). These swap agreements convert the related variable rate debt to fixed rate debt currently bearing interest at a weighted average rate of 4.47% per annum. Such swap agreements have been designated as cash flow hedges and hedge the Company's exposure to forecasted interest payments on the related variable rate debt. The remaining approximately $91,933 of such swap agreements were with GGP Ivanhoe III to provide Ivanhoe with only variable rate debt. As of July 1, 2003, in conjunction with the acquisition of the remaining 49% of GGP Ivanhoe III, the swap agreements between the Company and GGP Ivanhoe III were cancelled (Note 4).

CREDIT FACILITIES

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

As of July 31, 2000, the Company obtained an unsecured revolving credit facility (the "Revolver") in a maximum aggregate principal amount of $135,000 (cumulatively increased to $185,000 through December 2001). The outstanding balance of the Revolver was fully repaid from a portion of the proceeds of the GGP MPTC financing described above and the Revolver was terminated. The Revolver bore interest at a floating rate per annum equal to LIBOR plus 100 to 190 basis points, depending on the Company's average leverage ratio. The Revolver was subject to financial performance covenants including debt to value and net worth ratios, earnings ratios and minimum equity values.

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

In April 2003, the Company reached an agreement with a group of banks to establish a new revolving credit facility and term loan (the "2003 Credit Facility") with initial borrowing availability of approximately $779,000 (which was subsequently increased to approximately $1,250,000). At closing, approximately $619,000 was borrowed under the 2003 Credit Facility, which has a term of three years and provides for partial amortization of the principal balance in the second and third years (currently approximately $28,293 in 2004 and $36,101 in 2005). The proceeds were used to repay and consolidate existing financing including amounts due on the PDC Credit Facility (which was terminated upon repayment), the Term Loan and the JP Realty acquisition loan. The amount outstanding on the 2003 Credit Facility at December 31, 2003 was approximately $789,000. Amounts borrowed under the 2003 Credit Facility bear interest at a rate per annum of LIBOR plus 100 to 175 basis points depending upon the Company's leverage ratio. As of December 31, 2003, the applicable weighted average interest rate was 2.5%.

INTERIM FINANCING

As of July 31, 2000, the Company obtained an unsecured term loan (the "Term Loan") in a maximum principal amount of $100,000. As of September 30, 2001, the maximum principal amount of the Term Loan was increased to $255,000 and, as of such date, all amounts available under the Term Loan were fully drawn. Term Loan proceeds were used to fund ongoing redevelopment projects and repay a portion of the remaining balance of the bank loan described in the prior paragraph immediately above. During the fourth quarter of 2001, approximately $48,000 of the principal amount of the Term Loan was repaid from a portion of the 2001 Offering. The Term Loan, which was repaid in April 2003 by the 2003 Credit Facility, bore interest at a rate per annum of LIBOR plus 100 to 170 basis points depending on the Company's average leverage ratio.

In July 2002, in conjunction with the JP Realty acquisition, the Company obtained a new $350,000 loan from a group of banks. The loan, with an outstanding principal balance of $275,000 at December 31, 2002, bore interest at a rate (as elected by the borrower) per annum equal to LIBOR plus 150 basis points and was scheduled to mature on July 9, 2003. The loan was refinanced in April 2003 by the 2003 Credit Facility.

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

During June 2003, the Company obtained two new acquisition loans totaling approximately $307,000 for the purchases of Saint Louis Galleria and Coronado Center as described in Note 3. The $176,000 loan collateralized by Saint Louis Galleria currently bears interest at a rate per annum of LIBOR plus 165 basis points and the loan collateralized by Coronado Center (approximately $101,000 as of the date of this report) currently bears interest at a rate per annum of LIBOR plus 91 basis points. Both loans require monthly payments of interest-only and are scheduled to mature in five years assuming the exercise by the Company of three one-year, no-cost extension options on each of the loans.

In addition and as described in Note 3, the Company also obtained in 2003 four new acquisition loans totaling approximately $588,250 for the purchases of Lynnhaven Mall, Sikes Senter, The Maine Mall and Glenbrook Square. The loans initially bear interest at LIBOR plus a range of 70 to 125 basis points and generally mature in five years assuming the exercise by the Company of all no-cost extension options.

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

LETTERS OF CREDIT

As of December 31, 2003 and 2002, the Company had outstanding letters of credit of $11,830 and $12,104, respectively, primarily in connection with special real estate assessments and insurance requirements.

NOTE 6 INCOME TAXES

INCOME TAXES

GGMI, one of the Company's subsidiaries, is a taxable corporation and accordingly, Federal and state income taxes on its net taxable income are payable by GGMI. For the years ended December 31, 2003, 2002 and 2001, the Company's Federal income tax expense was zero as a result of prior (and current year losses in 2001) net operating losses incurred by GGMI. State and local income and other taxes have not been and are not expected to be significant.

GGMI has recognized a benefit provided for income taxes in the amount of $810, $2,696 and $0 for 2003, 2002 and 2001, respectively. A net deferred tax asset, net of valuation allowance, is included in other liabilities at December 31, 2003 and 2002 and is summarized as follows:

                                  2003     2002
                                -------   -------
Deferred tax asset              $13,276   $14,086
Less valuation allowance          8,143     8,953
                                -------   -------
Net deferred tax asset          $ 5,133   $ 5,133
                                =======   =======

The net deferred tax asset is primarily comprised of net operating loss carryforwards which are currently scheduled to expire in subsequent years through 2021. At December 31, 2003, the Company concluded that it was more likely than not that this net deferred tax asset will be

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

realized in future periods.

Distributions paid on the Company's common and preferred stock and their tax status are presented in the following tables. The tax status of the Company's distributions in 2003, 2002 and 2001 may not be indicative of future periods. The portion of distributions paid in 2003 shown below as unrecaptured Section 1250 capital gains are designated as capital gain distributions for tax purposes.

                                                    2003       2002        2001
                                                 ---------   ---------   ---------
Distributions declared per common share          $    1.02   $   0.890   $   0.747
Return of capital                                        -       0.177       0.179
Ordinary income                                      1.003       0.710       0.568
Unrecaptured Section 1250 capital gains              0.017       0.003           -

                                                    2003       2002        2001
                                                 ---------   ---------   ---------
Distributions declared per preferred share       $   1.431   $   1.812   $   1.812
Ordinary income                                      1.403       1.802       1.812
Unrecaptured Section 1250 capital gains              0.028       0.010           -

NOTE 7 RENTALS UNDER OPERATING LEASES

The Company receives rental income from the leasing of retail shopping center space under operating leases. The minimum future rentals based on operating leases of Consolidated Centers held as of December 31, 2003 are as follows:

  Year                       Amount
2004                      $  643,049
2005                         589,676
2006                         524,290
2007                         467,085
2008                         409,406
Subsequent                 1,503,422

Minimum future rentals do not include amounts which are payable by certain tenants based upon a percentage of their gross sales or as reimbursement of shopping center operating expenses.

Such operating leases are with a variety of tenants, including national and regional retail chains and local retailers, and consequently, the Company's credit risk is concentrated in the retail industry.

NOTE 8 TRANSACTIONS WITH AFFILIATES

NOTES RECEIVABLE-OFFICERS

From 1998 through April 30, 2002 certain officers of the Company issued to the Company an aggregate of $24,997 of promissory notes in connection with their exercise of options to purchase an aggregate of 2,703,000 shares
(split-adjusted) of the Company's Common Stock.

As of April 30, 2002, the Company's Board of Directors decided to terminate the availability of loans to officers to exercise options on the Common Stock. In conjunction with this decision, the Company and the officers restructured the terms of the promissory notes, including the approximately $2,823 previously advanced in the form of income tax withholding payments made by the Company on behalf of such officers. The previous notes, which bore interest at a rate equal to LIBOR plus 50 basis points, were full recourse to the officers, were collateralized by the shares of Common Stock issued upon exercise of such options, provided for quarterly payments of interest and were payable to the Company on demand. Each of the officers repaid no less than 60% of the principal and 100% of the interest due under such officer's note as of April 30, 2002 and the remaining amounts, approximately $10,141 as of April 30, 2002, were represented by the amended and restated promissory notes. These amended and restated, fully recourse notes are payable in monthly installments of principal and interest (at a market rate which varies monthly computed at LIBOR plus 125 basis points per annum) until fully repaid in May 2009 (or within 90 days of

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

the officer's separation from the Company, if earlier). In October 2002, a voluntary prepayment of approximately $500 was received from one of the officers. As of December 31, 2003, the current outstanding balance under the promissory notes was $7,250, of which approximately $775 relating to income tax withholding payments has been reflected in prepaid expenses and other assets and approximately $6,475 has been reflected as a reduction of Stockholders' Equity.

NOTE 9 EMPLOYEE BENEFIT AND STOCK PLANS

1993/2003 INCENTIVE PLANS

The Company's 1993 Stock Incentive Plan (which expired according to its terms in April 2003) provided incentives to attract and retain officers and key employees. In addition to certain grants of restricted stock as discussed below, options were granted by the Compensation Committee of the Board of Directors at an exercise price of not less than 100% of the fair market value of the Common Stock on the date of the grant. The term of the options were fixed by the Compensation Committee, but no option was exercisable more than 10 years after the date of the grant. Options granted to officers and key employees were for 10-year terms and were generally exercisable in either 33 1/3% or 20% annual increments from the date of the grants. However, during 2000, 159,957 options were granted to certain employees under the 1993 Stock Incentive Plan with the same terms as the TSOs granted in 2000 under the 1998 Incentive Plan as described and defined below. Options granted to non-employee directors were exercisable in full commencing on the date of grant and were scheduled to expire on the tenth anniversary of the date of the grant.

In February 2003, the Company's Board of Directors recommended the adoption of the Company's 2003 Incentive Stock Plan, to replace the 1993 Stock Incentive Plan. The 2003 Incentive Stock Plan, which was approved by the shareholders at the May 2003 annual meeting, provides for the issuance of up to 9,000,000 shares of Common Stock.

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

A summary of the status of options granted under the Company's 1993 Stock Incentive Plan and the 2003 Incentive Stock Plan as of December 31, 2003, 2002 and 2001 and changes during the years ended on those dates is presented below.

                                      2003                       2002                    2001
                             -----------------------   -----------------------  ---------------------
                                           WEIGHTED                  WEIGHTED                WEIGHTED
                                           AVERAGE                    AVERAGE                AVERAGE
                                           EXERCISE                  EXERCISE                EXERCISE
                               SHARES        PRICE       SHARES        PRICE      SHARES      PRICE
                             ----------   ----------   ----------   ----------  ----------   --------
Outstanding at
  beginning of year           1,590,309   $    12.45    1,629,657   $    10.64   2,226,957   $  10.45
Granted                         760,500   $    16.96      612,000   $    15.84     639,000   $  11.32
Exercised                      (845,922)  $    12.28     (642,048)  $    11.13  (1,050,000)  $  10.53
Forfeited                       (22,800)  $    11.76       (9,300)  $     9.99    (186,300)  $  11.36
                             ----------                ----------               ----------
Outstanding at end of year    1,482,087   $    14.86    1,590,309   $    12.45   1,629,657   $  10.64
                             ==========                ==========               ==========
Exercisable at end of year      234,087   $    13.67      586,809   $    10.93     652,500   $  10.17

Options available
  for future grants           8,971,500                 3,876,642                4,479,342

Weighted average per share
  fair value of options
  granted during the year                 $     1.33                $     1.21               $   1.02

The following table summarizes information about stock options outstanding pursuant to the 1993 Stock Incentive Plan and the 2003 Incentive Stock Plan at December 31, 2003:

                       OPTIONS OUTSTANDING                                   OPTIONS EXERCISABLE
-------------------------------------------------------------------      ----------------------------
                                 WEIGHTED AVERAGE
                      NUMBER        REMAINING      WEIGHTED AVERAGE        OPTIONS   WEIGHTED AVERAGE
    RANGE OF        OUTSTANDING    CONTRACTUAL         EXERCISE          EXERCISABLE     EXERCISE
EXERCISE PRICES     AT 12/31/03       LIFE              PRICE            AT 12/31/03      PRICE
-----------------   -----------       ----              -----            -----------      -----
 $9.27 -  $10.73      101,757       6.0 years          $10.16              41,757        $10.41
 $11.32 - $13.58      474,330       7.2 years          $12.04             132,330        $12.38
 $16.68 - $17.09      882,000       8.9 years          $16.74              36,000        $16.82
 $20.20 - $21.96       24,000       9.6 years          $21.74              24,000        $21.74
                    ---------       ---------          ------             -------        ------
                    1,482,087       8.2 years          $14.86             234,087        $13.67
                    =========                                             =======

1998 INCENTIVE PLAN

General Growth also has an incentive stock plan entitled the 1998 Incentive Stock Plan (the "1998 Incentive Plan"). Under the 1998 Incentive Plan, stock incentive awards in the form of threshold-vesting stock options ("TSOs") may be granted to employees. The exercise price of the TSOs to be granted to a participant will be the Fair Market Value (`FMV") of a share of Common Stock on the date the TSO may be granted. The threshold price (the "Threshold Price") which must be achieved in order for the TSO to vest will be determined by multiplying the FMV on the date of grant by the Estimated Annual Growth Rate (currently set at 7% in the 1998 Incentive Plan) and compounding the product over a five-year period. Shares of the Common Stock must achieve and sustain the Threshold Price for at least 20 consecutive trading days at any time over the five years following the date of grant in order for the TSO to vest. TSOs granted may have a term of up to 10 years but must vest within 5 years of the grant date in order to avoid forfeiture. Increases in the price of the Common Stock since the respective grant dates caused the TSOs granted in 1999, 2000 and 2001 to become vested in 2002 and the TSOs granted in 2002 and 2003 to become vested in 2003 as detailed below. The vesting of the TSOs resulted in the

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

recognition of approximately $14,908 and $11,818 of compensation expense in the years ended December 31, 2003 and 2002 respectively. The aggregate number of shares of Common Stock which may be subject to TSOs issued pursuant to the 1998 Incentive Plan may not exceed 6,000,000, subject to certain customary adjustments to prevent dilution.

The following is a summary of the options under the 1998 Incentive Plan that have been awarded as of December 31, 2003:

                                                                    TSO Grant Year
                                                  2003        2002        2001        2000        1999
                                                --------    --------    --------    --------    --------
Exercise price                                  $  16.77    $  13.58    $  11.58    $   9.99    $  10.56
Threshold Vesting
   Stock Price                                  $  23.52    $  19.04    $  16.23    $  14.01    $  14.81
Fair value of options on grant date             $   1.31    $   1.13    $   0.74    $   0.50    $   0.45
Original Grant Shares                            900,000     779,025     989,988     753,090     941,892
Forfeited at December 31, 2003                   (56,928)   (117,987)   (142,011)   (168,726)   (281,985)
Vested and exchanged for cash
   at December 31, 2003                         (549,594)   (495,693)   (610,011)   (438,288)   (460,623)
Vested and exercised at December 31, 2003        (89,664)    (81,486)   (166,341)   (141,000)   (187,218)
                                                --------    --------    --------    --------    --------
1998 Incentive Plan TSOs outstanding
   at December 31, 2003                          203,814      83,859      71,625       5,076      12,066
                                                --------    --------    --------    --------    --------

The fair value of each option grant for 2003, 2002 and 2001 for the 1993 Stock Incentive Plan, the 2003 Incentive Stock Plan and the 1998 Incentive Plan was estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                             2003            2002           2001
                             ----            ----           ----
Risk-free interest rate         4.28%           4.49%           4.79%
Dividend yield                  6.21%           6.37%           6.46%
Expected life                   9.9 years       7.6 years       4.6 years
Expected volatility            16.95%          19.57%          19.48%

EMPLOYEE STOCK PURCHASE PLAN

During 1999, General Growth established the General Growth Properties, Inc. Employee Stock Purchase Plan (the "ESPP") to assist eligible employees in acquiring a stock ownership interest in General Growth. A maximum of 1,500,000 shares of Common Stock is reserved for issuance under the ESPP. Under the ESPP, eligible employees make payroll deductions over a six-month purchase period, at which time the amounts withheld are used to purchase shares of Common Stock at a purchase price equal to 85% of the lesser of the closing price of a share on Common Stock on the first or last trading day of the purchase period. Purchases of stock under the ESPP are made on the first business day of the next month after the close of the purchase period. As of January 2, 2004, an aggregate of 870,569 shares of Common Stock have been sold under the ESPP, including 76,055 shares for the purchase period ending December 31, 2003 which were purchased at a price of $17.98 per share.

RESTRICTED STOCK

In September 2002 and February 2003, certain officers were granted an aggregate of 150,000 and 105,000 shares, respectively, of restricted Common Stock pursuant to the 1993 Stock Incentive Plan. As the restricted stock represents an incentive for future periods, the compensation expense of approximately $3,245 for such restricted stock will be recognized ratably over the applicable vesting periods of the Common Stock (through September 2005 and February 2006, respectively). In addition, in February 2004, certain officers were granted an aggregate of 55,000 shares of Common Stock pursuant to the 2003 Stock Incentive Plan, subject only to a one year restriction on sale. Accordingly, the Company will recognize the full compensation cost of approximately $1,701 in the first quarter of 2004.

MANAGEMENT SAVINGS PLAN

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

The Company sponsors the General Growth Management Savings Plan and Employee Stock Ownership Plan (the "401(k) Plan") which permits all eligible employees to defer a portion of their compensation in accordance with the provisions of
Section 401(k) of the Code. Under the 401(k) Plan, the Company may make, but is not obligated to make, contributions to match the contributions of the employees. For the years ending December 31, 2003, 2002 and 2001, the Company has elected to make matching contributions of approximately $4,397, $4,196, and $3,851 respectively.

NOTE 10 DISTRIBUTIONS PAYABLE

On January 5, 2004, the Company declared a cash distribution of $.30 per share that was paid on January 30, 2004, to stockholders of record (2,081 owners of record) on January 15, 2004, totaling $65,193. Also on January 30, 2004, a distribution of $16,714 was paid to the limited partners of the Operating Partnership. As such declaration relating to the fourth quarter of 2003 did not occur until 2004, no amounts reflecting distributions payable to stockholders have been accrued at December 31, 2003 in the accompanying consolidated financial statements.

On December 12, 2002, the Company declared a cash distribution of $0.24 per share that was paid on January 31, 2003, to stockholders of record (1,762 owners of record) on January 6, 2003, totaling $44,937. Also on January 31, 2003, a distribution of $14,080 was paid to the limited partners of the Operating Partnership. Also on December 12, 2002, the Company declared the fourth quarter 2002 preferred stock dividend, for the period from October 1, 2002 through December 31, 2002, in the amount of $0.4531 per share, payable to preferred stockholders of record on January 6, 2003 and paid on January 15, 2003. As described in Note 1, such preferred stock dividend was in the same amount as the Operating Partnership's distribution to the Company of the same date with respect to the PIERS Preferred Units held by the Company.

NOTE 11 NETWORK DISCONTINUANCE COSTS

During 2000 and 2001, the Company installed a broadband wiring and routing system that provides tenants at the Company's properties with the supporting equipment (the "Broadband System") to allow such tenants and mall locations to arrange high-speed cable access to the Internet. Certain of the properties acquired subsequent to July 1, 2001 do not have such an installation.

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

The discontinuance of the Network Services development activities resulted in a non-recurring, pre-tax charge to 2001 earnings of $66,000. The $66,000 charge was comprised of an approximately $11,800 reduction in the carrying value of equipment that was intended to allow tenants access to the Network Services applications and approximately $54,200 in the write-off of capitalized Network Services development costs including approximately $9,600 in reserves for future costs and/or settlements of disputes with vendors. Reductions have subsequently been made in the Network discontinuance reserve as settlement discussions are continuing with other vendors and the Company has and will continue to reduce the Network discontinuance reserve as additional settlements are agreed to, which are currently expected to be fully settled in 2004 or 2005. The Company believes the remaining reserved amount is adequate to satisfy any remaining potential liabilities. The Company's investment in the Broadband System, which is comprised primarily of mall equipment and mall wiring, has been retained by the Company. The Company has a net carrying investment of approximately $32,800 in the Broadband System as of December 31, 2003. This net investment has been reflected in buildings and equipment and investment in Unconsolidated Real Estate Affiliates in the accompanying consolidated financial statements.

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

NOTE 12 COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, the Company is involved in legal actions relating to the ownership and operations of its properties. In management's opinion, the liabilities, if any that may ultimately result from such legal actions are not expected to have a material adverse effect on the consolidated financial position, results of operations or liquidity of the Company.

The Company leases land or buildings at certain properties from third parties. The leases generally provide for a right of first refusal in favor of the Company in the event of a proposed sale of the property by the landlord. All of the Company's ground leases with such third party landlords are classified as operating leases as none of the criteria that would require classification as a capital lease are present in such ground leases. Accordingly, rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease. Rental expense including participation rent related to these leases was $2,467, $1,642 and $664 for the years ended December 31, 2003, 2002 and 2001, respectively.

From time to time the Company has entered into contingent agreements for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence and, in the case of developments, completion and occupancy of the project.

The following table aggregates the Company's contracted obligations and commitments subsequent to December 31, 2003:

CONTRACTED OBLIGATIONS

                    2004          2005        2006         2007        2008       SUBSEQUENT     TOTAL
                    ----          ----        ----         ----        ----       ----------     -----
Long-term
  debt           $  449,439   $  363,691   $1,230,975   $  557,357   $1,460,849   $2,587,179   $6,649,490
Retained
  Debt                4,050        7,822       31,270      168,403          199       10,911      222,655
Ground
  leases              2,469        2,455        2,417        2,384        2,373       87,010       99,108
                 ----------   ----------   ----------   ----------   ----------   ----------   ----------

TOTAL            $  455,958   $  373,968   $1,264,662   $  728,144   $1,463,421   $2,685,100   $6,971,253
                 ==========   ==========   ==========   ==========   ==========   ==========   ==========

NOTE 13 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In February 2002, the FASB announced the rescission of Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt". Generally, such rescission has the effect of suspending the treatment of debt extinguishment costs as extraordinary items. The rescission is effective for the year ended December 31, 2003. Accordingly, in the comparative statements presented in 2003, the Company has reclassified to other interest costs approximately $1,343 and $14,022 of debt extinguishment costs recorded in 2002 and 2001, respectively, that had been classified under then current accounting standards as extraordinary items.

On November 25, 2002, the FASB published Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45") prescribes the disclosures to be made by a guarantor in its interim and annual financial statements about obligations under certain guarantees it has issued. FIN 45 also reaffirms that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

31, 2002. The disclosure requirements of FIN 45 are effective for the Company's December 31, 2002 consolidated financial statements. As the Company does not typically issue guarantees on behalf of its unconsolidated affiliates or other third-parties, the adoption of FIN 45 did not have a significant impact on the Company's financial statements or disclosures.

In January 2004, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" ("VIEs"), to improve financial reporting of special purpose and other entities. The Company has adopted FIN 46 as of December 31, 2003. Certain VIEs that are qualifying special purpose entities ("QSPEs") will not be required to be consolidated under the provisions of FIN 46. In addition, FIN 46 expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities. The Company has certain special purpose entities, primarily created to facilitate the issuance of its commercial mortgage-backed securities (Note 5) and other securitized debt or to facilitate the tax-increment financing of certain improvements at its properties. Because these special purpose entities are QSPEs, which are exempted from consolidation, these special purpose entities are not required to be consolidated in the Company's consolidated financial statements. As the Company's Unconsolidated Real Estate Affiliates constitute businesses (as defined in FIN 46) or have operating agreements granting the independent third-party joint venturers substantive participating rights, the implementation of FIN 46 did not result in the consolidation of any previously unconsolidated affiliates.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The effective date of a portion of the Statement has been indefinitely postponed by the FASB. The Company did not enter into new financial instruments subsequent to May 2003 which would fall within the scope of this statement. No transactions, arrangements or financial instruments of the Company have been identified that appear to meet the criteria for liability recognition in accordance with paragraphs 9 and 10 under SFAS 150 due to the indefinite life of the joint venture arrangements. Accordingly, even if the effectiveness of the measurement and classification provision of these paragraphs is no longer postponed, the Company does not expect that it will be required to reclassify the liquidation amounts of such minority interests to liabilities.

NOTE 14 PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

Due to the impact of the acquisitions made or committed to during 2001, 2002 and 2003 as described in Note 3, historical results of operations may not be indicative of future results of operations. The pro forma condensed consolidated statement of operations for the year ended December 31, 2003 includes adjustments for the acquisitions made or committed to during 2003 as described in Notes 3 and 4 as if such transactions had occurred on January 1, 2003. The pro forma condensed consolidated statement of operations for the year ended December 31, 2002 includes adjustments for the acquisitions made or committed to during 2003 plus the acquisitions made in 2002 (as described in Notes 3 and 4), as if such transactions had occurred on January 1, 2002. The pro forma condensed consolidated statement of operations for the year ended December 31, 2001 includes the 2003 and 2002 acquisitions described above plus the 2001 acquisitions (as described in Notes 3 and 4), as if all such transactions had occurred on January 1, 2001. The pro forma information is based upon the historical consolidated statements of operations excluding extraordinary items, cumulative effect of accounting change and income (loss) from discontinued operations and does not purport to present what actual results would have been had the acquisitions, and related transactions, in fact occurred at the previously mentioned dates, or to project results for any future period.

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

                         PRO FORMA FINANCIAL INFORMATION

                                                                                                     YEAR ENDED
                                                                                                     DECEMBER 31,
                                                                                          2003           2002            2001
                                                                                       -----------    -----------    -----------
Revenues:
   Minimum rent                                                                        $   899,450    $   855,980    $   803,660
   Tenant charges                                                                          427,674        409,191        389,979
   Other                                                                                   122,460        120,332        101,524
                                                                                       -----------    -----------    -----------
Total revenues                                                                           1,449,584      1,385,503      1,295,163
                                                                                       -----------    -----------    -----------

Expenses:
   Real estate taxes                                                                       105,495         97,481         96,245
   Other property operating                                                                442,598        415,764        446,455
   Depreciation and amortization                                                           261,620        245,042        229,297
                                                                                       -----------    -----------    -----------
Total Expenses                                                                             809,713        758,287        771,997
                                                                                       -----------    -----------    -----------

Operating Income                                                                           639,871        627,216        523,166

Interest expense, net                                                                     (317,534)      (318,992)      (357,921)
Income allocated to minority interests                                                    (125,343)      (123,488)       (84,724)
Equity in income of unconsolidated affiliates                                               87,784         78,770         67,884
                                                                                       -----------    -----------    -----------

Pro forma income from continuing operations (a)                                            284,778        263,506        148,405
Pro forma convertible preferred stock dividends                                            (13,030)       (24,467)       (24,467)
                                                                                       -----------    -----------    -----------
Pro forma income from continuing operations available to common stockholders (a)       $   271,748    $   239,039    $   123,938
                                                                                       ===========    ===========    ===========

Pro forma earnings from continuing operations per share - basic (b)                    $      1.35    $      1.28    $      0.78
Pro forma earnings from continuing operations per share - diluted (b)                  $      1.32    $      1.24    $      0.78

(a) The pro forma adjustments include management fee and depreciation modifications and adjustments to give effect to the acquisitions activity described above and does not include extraordinary items or the 2001 cumulative effect of accounting change.

(b) Pro forma basic earnings per share are based upon weighted average common shares of 200,874,295 for 2003, 186,543,849 for 2002 and
         158,534,463 for 2001, presented on a post-split basis (Note 1). Pro forma diluted per share amounts are based on the weighted average common shares and the effect of dilutive securities (stock options and, for 2002 and 2003 only, PIERS) outstanding of 215,078,600 for 2003, 212,553,009 for 2002 and 158,719,647 for 2001.

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

NOTE 15 QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                   YEAR ENDED                     FIRST       SECOND     THIRD     FOURTH
               DECEMBER 31, 2003                 QUARTER      QUARTER   QUARTER    QUARTER
               -----------------                 -------      -------   -------    -------
Total revenues                                 $   273,887   $284,687   $327,365   $384,789

Operating income                                   109,814    116,754    143,680    183,084

Income from continuing operations                   48,254     51,003     60,822     99,387

Income from discontinued operations                  3,334          -        611          -

Net income available to common
 stockholders                                       45,511     44,050     61,433     99,387

Earnings from continuing operations-
 basic (b)                                            0.22       0.23       0.29       0.46

Earnings from continuing operations-
 diluted (b)                                          0.22       0.23       0.28       0.46

Earnings from discontinued operations-
 basic (b)                                            0.02          -          -          -

Earnings from discontinued operations-
 diluted (b)                                          0.02          -          -          -

Earnings per share-basic (a) (b)                      0.24       0.23       0.29       0.46

Earnings per share-diluted (a) (b)                    0.24       0.23       0.28       0.46

Distributions declared per share (b)           $      0.24   $   0.24   $   0.00   $   0.30

Weighted average shares
 outstanding (in thousands)-basic (b)              187,785    188,623    210,889    215,785

Weighted average shares
 outstanding (in thousands)-diluted (b)            213,696    189,386    215,264    216,790

                YEAR ENDED                        FIRST       SECOND     THIRD     FOURTH
             DECEMBER 31, 2002                   QUARTER      QUARTER   QUARTER    QUARTER
             -----------------                   -------      -------   -------    -------
Total revenues                                 $   203,137   $209,619   $257,456   $306,464

Operating income                                    85,005     88,784    116,122    139,479

Income from continuing operations                   37,212     40,378     50,492     80,123

Income from discontinued operations                    323        435         92        203

Net income available to common
 stockholders                                       31,418     34,696     44,467     74,210

Earnings from continuing operations-
 basic (b)                                            0.17       0.18       0.24       0.40

Earnings from continuing operations-
 diluted (b)                                          0.17       0.18       0.24       0.38

Earnings from discontinued operations-
 basic (b)                                               -          -          -          -

Earnings from discontinued operations-
 diluted (b)                                             -          -          -          -

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (Dollars in thousands, except for per share amounts)

Earnings (loss) per share-basic (a) (b)               0.17       0.18       0.24       0.40

Earnings (loss) per share-diluted (a) (b)             0.17       0.18       0.24       0.38

Distributions declared per share (b)           $      0.22   $   0.22   $   0.24   $   0.24

Weighted average shares
 Outstanding (in thousands)-basic (b)              185,936    186,411    186,732    187,082

Weighted average shares
 Outstanding (in thousands)-diluted (b)            186,311    186,879    187,272    213,256

(a) Earnings (loss) per share for the four quarters do not add up to the annual earnings per share due to the issuance of additional stock during the year.

(b) Due to the three-for-one stock split effective December 5, 2003, all share and per share amounts have been reflected on a post-split basis.

                         INDEPENDENT AUDITORS' REPORT ON
                          FINANCIAL STATEMENT SCHEDULE

Board of Directors and Stockholders
General Growth Properties, Inc.

We have audited the consolidated financial statements of General Growth Properties, Inc. (the "Company") as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated March 10, 2004 (which report expresses an unqualified opinion and includes an explanatory paragraph relating to the change in method of accounting for derivative instruments and hedging activities in 2001 and the change in accounting for debt extinguishment costs in 2003); such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the Consolidated Financial Statement Schedule listed in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on page F-1 of this Form 10-K. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Chicago, Illinois
March 10, 2004

                        GENERAL GROWTH PROPERTIES, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2003



      Col. A                            Col. B                    Col. C                           Col. D
      ------                            ------                    ------                           ------
                                                                                              Costs Capitalized
                                                                                                 Subsequent
                                                              Initial Cost                     To Acquisition
                                                      -----------------------------    -------------------------------
                                                                        Buildings
                                                                           and           Buildings
                                     Encumbrances                       Equipment           and              Carrying
    Description                           (a)             Land             (b)           Equipment           Costs (c)
-------------------                  ------------     ------------     ------------     ------------       -----------
Alameda Plaza
  Pocatello, ID                      $           -    $    740,000     $  2,060,000     $        (40)      $         -

Ala Moana Center
  Honolulu, HI                         584,886,684     336,229,260      473,770,740       12,635,386         5,685,073

Anaheim Property
  Anaheim, CA                                    -               -        2,058,000          (72,470)                -

Animas Valley Mall
  Farmington, NM                        27,716,743      10,783,000       30,165,000        8,820,591            21,325

Apache Mall
  Rochester, MN                         54,171,242       8,110,292       72,992,628       17,749,060           222,080

Austin Bluffs Plaza
  Colorado Springs, CO                   2,636,382       1,080,000        3,007,000           11,021                 -

Bailey Hills Plaza
  Eugene, OR                                     -         290,000          806,000            1,704                 -

KIDK/Baskin Robbins
  Idaho Falls, ID                                -          60,000          168,000              338                 -

Baybrook Mall
  Friendswood, TX                       91,121,811      13,300,000      117,162,546        6,083,197                 -

Bayshore Mall
  Eureka, CA                            33,500,064       3,004,345       27,398,907       28,879,862         2,907,569

Bellis Fair
  Bellingham, WA                        69,784,329       7,616,458       47,040,131       13,339,738         6,145,403

Birchwood Mall
  Port Huron, MI                        42,165,921       1,768,935       34,574,635       14,494,412         1,980,603

Boise Plaza
  Boise, ID                                      -         465,000        1,293,000         (218,737)                -

Boise Towne Plaza
  Boise, ID                             12,007,465       3,988,000       11,101,000             (484)                -

Boise Towne Square
  Boise, ID                             80,642,935      36,452,000      101,853,000       29,721,603                 -

The Boulevard Mall
  Las Vegas, NV                        119,214,075      16,490,343      148,413,086        6,340,750                 -



   Col. A                                                 Col. E                           Col. F           Col. G           Col. H
   ------                                                 ------                           ------           ------          -------

                                                  Gross Amounts at Which
                                                Carried at Close of Period
                                      ---------------------------------------------
                                                         Buildings
                                                           and                           Accumulated        Date of           Date
                                          Land          Equipment        Total (d)       Depreciation    Construction       Acquired
                                      ------------    ------------     ------------     -------------    ------------       --------
Alameda Plaza
  Pocatello, ID                       $    740,040    $  2,059,960     $  2,800,000     $     76,049                          2002

Ala Moana Center
  Honolulu, HI                         336,229,497     492,091,199      828,320,696       71,788,764                          1999

Anaheim Property
  Anaheim, CA                                    -       1,985,530        1,985,530           74,756                          2002

Animas Valley Mall
  Farmington, NM                         6,464,479      39,006,916       45,471,395        1,489,825                          2002

Apache Mall
  Rochester, MN                          8,110,292      90,963,768       99,074,060       11,729,888                          1998

Austin Bluffs Plaza
  Colorado Springs, CO                   1,080,183       3,018,021        4,098,204          112,150                          2002

Bailey Hills Plaza
  Eugene, OR                               290,168         807,704        1,097,872           29,819                          2002

KIDK/Baskin Robbins
  Idaho Falls, ID                           60,476         168,338          228,814            6,215                          2002

Baybrook Mall
  Friendswood, TX                       13,300,000     123,245,743      136,545,743       13,612,736                          1999

Bayshore Mall
  Eureka, CA                             3,005,039      59,186,338       62,191,377       22,611,826       1986-1987

Bellis Fair
  Bellingham, WA                         7,485,224      66,525,272       74,010,496       29,274,825       1987-1988

Birchwood Mall
  Port Huron, MI                         3,042,616      51,049,650       54,092,266       19,994,043       1989-1990

Boise Plaza
  Boise, ID                                374,355       1,074,263        1,448,618           43,586                          2002

Boise Towne Plaza
  Boise, ID                              3,987,857      11,100,516       15,088,373          409,807                          2002

Boise Towne Square
  Boise, ID                             23,448,775     131,574,603      155,023,378        5,191,825                          2002

The Boulevard Mall
  Las Vegas, NV                         15,753,185     154,753,836      170,507,021       22,295,777                          1998



  Col. A                                Col. I
  ------                                ------

                                    Life Upon Which
                                   Depreciation in
                                    Latest Income
                                     Statement is
                                       Computed
                                   ---------------
Alameda Plaza
  Pocatello, ID                          (e)

Ala Moana Center
  Honolulu, HI                           (e)

Anaheim Property
  Anaheim, CA                            (e)

Animas Valley Mall
  Farmington, NM                         (e)

Apache Mall
  Rochester, MN                          (e)

Austin Bluffs Plaza
  Colorado Springs, CO                   (e)

Bailey Hills Plaza
  Eugene, OR                             (e)

KIDK/Baskin Robbins
  Idaho Falls, ID                        (e)

Baybrook Mall
  Friendswood, TX                        (e)

Bayshore Mall
  Eureka, CA                             (e)

Bellis Fair
  Bellingham, WA                         (e)

Birchwood Mall
  Port Huron, MI                         (e)

Boise Plaza
  Boise, ID                              (e)

Boise Towne Plaza
  Boise, ID                              (e)

Boise Towne Square
  Boise, ID                              (e)

The Boulevard Mall
  Las Vegas, NV                          (e)


                        GENERAL GROWTH PROPERTIES, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2003



      Col. A                            Col. B                    Col. C                           Col. D
      ------                            ------                    ------                           ------
                                                                                              Costs Capitalized
                                                                                                 Subsequent
                                                              Initial Cost                     To Acquisition
                                                      -----------------------------    -------------------------------
                                                                        Buildings
                                                                           and           Buildings
                                     Encumbrances                       Equipment           and              Carrying
    Description                           (a)             Land             (b)           Equipment           Costs (c)
-------------------                  ------------     ------------     ------------     ------------       -----------

Cache Valley Mall
  Logan, UT                                    -         6,451,000      18,422,000       3,397,938                  -

Cache Valley Marketplace
  Logan, UT                                    -         1,500,000       1,583,000       1,683,779             42,396

Capital Mall
  Jefferson City, MO                  21,746,669         4,200,000      14,201,000       9,103,217                  -

Century Plaza
  Birmingham, AL                      30,800,000         3,164,000      28,513,908       5,769,908                  -

Chapel Hills Mall
  Colorado Springs, CO                35,019,791         4,300,000      34,017,000      62,004,508             36,805

Chico Mall
  Chico, CA                           30,600,000         8,110,390      54,093,129               -                  -

Coastland Center
  Naples, FL                          82,488,861        11,450,000     103,050,200       5,891,061                  -

Colony Square Mall
  Zanesville, OH                      25,600,000         1,000,000      24,500,000      17,116,969                  -

Columbia Mall
  Columbia, MO                        56,100,000         5,383,208      19,663,231      16,740,284          1,368,803

Coral Ridge Mall
  Coralville, IA                      76,676,428         3,363,602      64,217,772      11,662,576          4,459,786

Coronado Center
  Albuquerque, NM                    101,250,000        33,072,272     148,799,184         340,090                  -

Cottonwood Mall
  Salt Lake City, UT                           -        12,616,000      35,697,000       6,899,281                  -

Cottonwood Square
  Salt Lake City, UT                           -         1,558,000       4,339,000           1,825                  -

Country Hill Plaza
  Ogden, UT                            5,437,052         3,620,000       9,080,000          84,310                  -

The Crossroads
  Portage, MI                         43,083,923         6,800,000      61,200,000      18,542,990            233,357



   Col. A                                                 Col. E                           Col. F           Col. G           Col. H
   ------                                                 ------                           ------           ------          -------

                                                  Gross Amounts at Which
                                                Carried at Close of Period
                                      ---------------------------------------------
                                                         Buildings
                                                           and                           Accumulated        Date of           Date
                                          Land          Equipment        Total (d)       Depreciation    Construction       Acquired
                                      ------------    ------------     ------------     -------------    ------------       --------
Cache Valley Mall
  Logan, UT                          3,874,744          21,819,938       25,694,682           852,059                          2002

Cache Valley Marketplace
  Logan, UT                          3,139,246           3,309,175        6,448,421            27,613                          2002

Capital Mall
  Jefferson City, MO                 3,912,935          23,304,217       27,217,152         6,881,895                          1993

Century Plaza
  Birmingham, AL                     3,164,000          34,283,816       37,447,816         5,836,804                          1997

Chapel Hills Mall
  Colorado Springs, CO               4,300,000          96,058,313      100,358,313        23,415,533                          1993

Chico Mall
  Chico, CA                          8,110,390          54,093,129       62,203,519           116,122                          2003

Coastland Center
  Naples, FL                        11,450,000         108,941,261      120,391,261        14,931,074                          1998

Colony Square Mall
  Zanesville, OH                     1,243,184          41,616,969       42,860,153        17,340,483                          1986

Columbia Mall
  Columbia, MO                       5,383,208          37,772,318       43,155,526        17,669,440        1984-1985

Coral Ridge Mall
  Coralville, IA                     3,412,857          80,340,134       83,752,991        14,340,706        1998-1999

Coronado Center
  Albuquerque, NM                   33,072,272         149,139,274      182,211,546         2,617,291                          2003

Cottonwood Mall
  Salt Lake City, UT                 7,613,427          42,596,281       50,209,708         1,681,435                          2002

Cottonwood Square
  Salt Lake City, UT                 1,558,221           4,340,825        5,899,046           160,221                          2002

Country Hill Plaza
  Ogden, UT                          3,620,000           9,164,310       12,784,310           335,967                          2002

The Crossroads
  Portage, MI                        6,800,000          79,976,347       86,776,347         9,642,983                          1999




  Col. A                                Col. I
  ------                                ------

                                    Life Upon Which
                                   Depreciation in
                                    Latest Income
                                     Statement is
                                       Computed
                                   ---------------
Cache Valley Mall
  Logan, UT                                (e)

Cache Valley Marketplace
  Logan, UT                                (e)

Capital Mall
  Jefferson City, MO                       (e)

Century Plaza
  Birmingham, AL                           (e)

Chapel Hills Mall
  Colorado Springs, CO                     (e)

Chico Mall
  Chico, CA                                (e)

Coastland Center
  Naples, FL                               (e)

Colony Square Mall
  Zanesville, OH                           (e)

Columbia Mall
  Columbia, MO                             (e)

Coral Ridge Mall
  Coralville, IA                           (e)

Coronado Center
  Albuquerque, NM                          (e)

Cottonwood Mall
  Salt Lake City, UT                       (e)

Cottonwood Square
  Salt Lake City, UT                       (e)

Country Hill Plaza
  Ogden, UT                                (e)

The Crossroads
  Portage, MI                              (e)


                        GENERAL GROWTH PROPERTIES, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2003



      Col. A                            Col. B                    Col. C                           Col. D
      ------                            ------                    ------                           ------
                                                                                              Costs Capitalized
                                                                                                 Subsequent
                                                              Initial Cost                     To Acquisition
                                                      -----------------------------    -------------------------------
                                                                        Buildings
                                                                           and           Buildings
                                     Encumbrances                       Equipment           and              Carrying
    Description                           (a)             Land             (b)           Equipment           Costs (c)
-------------------                  ------------     ------------     ------------     ------------       -----------


Crossroads Center
  St Cloud, MN                         62,000,000      10,812,523        72,202,847       4,642,272           260,398

Cumberland Mall
  Atlanta, GA                          95,732,266      15,198,568       136,787,110       7,128,065           209,032

Development in Progress                         -      30,637,677        58,081,977     110,438,888                 -

Division Crossing
  Portland, OR                          6,075,571       1,773,000         4,935,000          88,331                 -

Eagle Ridge Mall
  Lake Wales, FL                       26,800,000       7,619,865        49,560,538       8,430,139         5,678,662

Eastridge Mall
  Casper, WY                                    -       9,902,000        27,596,000       7,330,028                 -

Eden Prairie Center
  Eden Prairie, MN                     55,000,000         465,063        19,024,047     109,312,414         9,248,013

Fallbrook Center
  West Hills, CA                       46,900,000       6,117,338        10,076,520      87,500,604         7,204,805

Foothills Mall
  Fort Collins, CO                     45,753,215      10,052,653        90,495,739               -                 -

Fort Union
  Salt Lake City, UT                    3,171,587         141,000         3,701,000          22,564                 -

Fox River Mall
  Appleton, WI                         93,200,000       2,700,566        18,291,067      52,718,597         2,459,682

Fremont Village
  Las Vegas, NV                                 -               -         3,956,000          15,868                 -

Gateway Crossing
Shopping Center
  Bountiful, UT                        16,748,823       4,104,000        11,422,000         253,258                 -

Gateway Mall
  Springfield, OR                      42,619,519       8,728,263        34,707,170      22,359,475         7,704,838

Glenbrook Square
  Fort Wayne, IN                      164,250,000      30,414,372       195,896,270         752,946                 -



   Col. A                                                 Col. E                           Col. F           Col. G           Col. H
   ------                                                 ------                           ------           ------          -------

                                                  Gross Amounts at Which
                                                Carried at Close of Period
                                      ---------------------------------------------
                                                         Buildings
                                                           and                           Accumulated        Date of           Date
                                          Land          Equipment        Total (d)       Depreciation    Construction       Acquired
                                      ------------    ------------     ------------     -------------    ------------       --------
Crossroads Center
  St Cloud, MN                         10,812,523      77,105,517        87,918,040       7,336,539                            2000

Cumberland Mall
  Atlanta, GA                          15,198,568     144,124,207       159,322,775      19,946,116                            1998

Development in Progress                         -     168,520,865       168,520,865               -

Division Crossing
  Portland, OR                          1,772,915       5,023,331         6,796,246         182,942                            2002

Eagle Ridge Mall
  Lake Wales, FL                        7,619,865      63,669,339        71,289,204      14,579,616        1995-1996

Eastridge Mall
  Casper, WY                            6,171,589      34,926,028        41,097,617       1,357,664                            2002

Eden Prairie Center
  Eden Prairie, MN                        465,063     137,584,474       138,049,537      12,007,300                            1997

Fallbrook Center
  West Hills, CA                        6,127,138     104,781,929       110,909,067      33,240,278                            1984

Foothills Mall
  Fort Collins, CO                     10,052,653      90,495,739       100,548,392         193,422                            2003

Fort Union
  Salt Lake City, UT                      141,264       3,723,564         3,864,828         139,307                            2002

Fox River Mall
  Appleton, WI                          4,787,291      73,469,346        78,256,637      24,935,191        1983-1984

Fremont Village
  Las Vegas, NV                                 -       3,971,868         3,971,868         146,185                            2002

Gateway Crossing
Shopping Center
  Bountiful, UT                         4,103,858      11,675,258        15,779,116         458,160                            2002

Gateway Mall
  Springfield, OR                       8,728,263      64,771,483        73,499,746      23,422,095        1989-1990

Glenbrook Square
  Fort Wayne, IN                       30,414,372     196,649,216       227,063,588         910,824                            2003



  Col. A                                Col. I
  ------                                ------

                                    Life Upon Which
                                   Depreciation in
                                    Latest Income
                                     Statement is
                                       Computed
                                   ---------------
Crossroads Center
  St Cloud, MN                              (e)

Cumberland Mall
  Atlanta, GA                               (e)

Development in Progress

Division Crossing
  Portland, OR                              (e)

Eagle Ridge Mall
  Lake Wales, FL                            (e)

Eastridge Mall
  Casper, WY                                (e)

Eden Prairie Center
  Eden Prairie, MN                          (e)

Fallbrook Center
  West Hills, CA                            (e)

Foothills Mall
  Fort Collins, CO                          (e)

Fort Union
  Salt Lake City, UT                        (e)

Fox River Mall
  Appleton, WI                              (e)

Fremont Village
  Las Vegas, NV                             (e)

Gateway Crossing
Shopping Center
  Bountiful, UT                             (e)

Gateway Mall
  Springfield, OR                           (e)

Glenbrook Square
  Fort Wayne, IN                            (e)


                           GENERAL GROWTH PROPERTIES, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2003



      Col. A                            Col. B                    Col. C                           Col. D
      ------                            ------                    ------                           ------
                                                                                              Costs Capitalized
                                                                                                 Subsequent
                                                              Initial Cost                     To Acquisition
                                                      -----------------------------    -------------------------------
                                                                        Buildings
                                                                           and           Buildings
                                     Encumbrances                       Equipment           and              Carrying
    Description                           (a)             Land             (b)           Equipment           Costs (c)
-------------------                  ------------     ------------     ------------     ------------       -----------
GGPLP Corp.
  Chicago, IL                        888,278,561                 -         556,740        68,045,929        4,215,742

110 Building
  Chicago, IL                         24,308,952                 -      29,035,310         2,184,058                -

Grand Teton Mall
  Idaho Falls, ID                     29,696,516        13,104,000      36,813,000         8,020,710                -

Grand Traverse Mall
  Traverse City, MI                   49,075,354         3,529,966      20,775,772        24,586,852        3,643,793

Greenwood Mall
  Bowling Green, KY                   47,849,502         3,200,000      40,202,000        28,537,762           49,563

Halsey Crossing
  Gresham, OR                          2,973,363                 -       4,363,000            37,570                -

Knollwood Mall
  St. Louis Park, MN                  18,400,000                 -       9,748,047        29,656,695         3,863,112

Lakeview Square
  Battle Creek, MI                    23,988,007         3,578,619      32,209,980        16,469,066          315,112

Landmark Mall
  Alexandria, VA                      26,625,833        28,395,945      67,234,703          (957,970)       1,089,574

Lansing Mall
  Lansing, MI                         28,800,909         6,977,798      62,800,179        37,736,968          797,941

Lockport Mall
  Lockport, NY                         9,300,000           800,000      10,000,000         4,355,031           23,656

Lynnhaven Mall
  Virginia Beach, VA                 180,000,000        39,225,630     222,321,434         4,586,059                -

The Maine Mall
  Portland, MA                       202,500,000        41,373,998     238,457,053           360,156                -

Mall at Sierra Vista
  Sierra Vista, AZ                             -         4,550,000      18,658,000         2,163,660                -

Mall of the Bluffs
  Council Bluffs, IA                  42,165,921         1,860,116      24,016,343        19,983,421        2,586,106

Mall St. Vincent
  Shreveport, LA                      18,099,649         2,640,000      23,760,000         6,394,774                -



   Col. A                                                 Col. E                           Col. F           Col. G           Col. H
   ------                                                 ------                           ------           ------          -------

                                                  Gross Amounts at Which
                                                Carried at Close of Period
                                      ---------------------------------------------
                                                         Buildings
                                                           and                           Accumulated        Date of           Date
                                          Land          Equipment        Total (d)       Depreciation    Construction       Acquired
                                      ------------    ------------     ------------     -------------    ------------       --------
GGPLP Corp.
  Chicago, IL                                  -        72,818,411        72,818,411      41,194,124

110 Building
  Chicago, IL                                  -        31,219,368        31,219,368       4,688,626                          1997

Grand Teton Mall
  Idaho Falls, ID                      7,946,416        44,833,710        52,780,126       1,753,368                          2002

Grand Traverse Mall
  Traverse City, MI                    3,533,746        49,006,417        52,540,163      19,106,741        1990-1991

Greenwood Mall
  Bowling Green, KY                    3,387,160        68,789,325        72,176,485      20,526,363                          1993

Halsey Crossing
  Gresham, OR                                  -         4,400,570         4,400,570         162,261                          2002

Knollwood Mall
  St. Louis Park, MN                   7,025,606        43,267,854        50,293,460      18,163,468                          1978

Lakeview Square
  Battle Creek, MI                     3,578,619        48,994,158        52,572,777       8,816,156                          1996

Landmark Mall
  Alexandria, VA                      28,395,945        67,366,307        95,762,252       9,197,029                          2003

Lansing Mall
  Lansing, MI                         11,496,394       101,335,088       112,831,482      15,107,834                          1996

Lockport Mall
  Lockport, NY                           800,000        14,378,687        15,178,687       6,550,201                          1986

Lynnhaven Mall
  Virginia Beach, VA                  33,697,604       226,907,493       260,605,097       2,101,123                          2003

The Maine Mall
  Portland, MA                        41,373,998       238,817,209       280,191,207       1,021,345                          2003

Mall at Sierra Vista
  Sierra Vista, AZ                     3,651,670        20,821,660        24,473,330         840,631                          2002

Mall of the Bluffs
  Council Bluffs, IA                   1,895,220        46,585,870        48,481,090      18,455,744        1985-1986

Mall St. Vincent
  Shreveport, LA                       2,640,000        30,154,774        32,794,774       4,760,540                          1998


  Col. A                                Col. I
  ------                                ------

                                    Life Upon Which
                                   Depreciation in
                                    Latest Income
                                     Statement is
                                       Computed
                                   ---------------
GGPLP Corp.
  Chicago, IL                             (e)

110 Building
  Chicago, IL                             (e)

Grand Teton Mall
  Idaho Falls, ID                         (e)

Grand Traverse Mall
  Traverse City, MI                       (e)

Greenwood Mall
  Bowling Green, KY                       (e)

Halsey Crossing
  Gresham, OR                             (e)

Knollwood Mall
  St. Louis Park, MN                      (e)

Lakeview Square
  Battle Creek, MI                        (e)

Landmark Mall
  Alexandria, VA                          (e)

Lansing Mall
  Lansing, MI                             (e)

Lockport Mall
  Lockport, NY                            (e)

Lynnhaven Mall
  Virginia Beach, VA                      (e)

The Maine Mall
  Portland, MA                            (e)

Mall at Sierra Vista
  Sierra Vista, AZ                        (e)

Mall of the Bluffs
  Council Bluffs, IA 42,165,921           (e)

Mall St. Vincent
  Shreveport, LA                          (e)


                        GENERAL GROWTH PROPERTIES, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2003



      Col. A                            Col. B                    Col. C                           Col. D
      ------                            ------                    ------                           ------
                                                                                              Costs Capitalized
                                                                                                 Subsequent
                                                              Initial Cost                     To Acquisition
                                                      -----------------------------    -------------------------------
                                                                        Buildings
                                                                           and           Buildings
                                     Encumbrances                       Equipment           and              Carrying
    Description                           (a)             Land             (b)           Equipment           Costs (c)
-------------------                  ------------     ------------     ------------     ------------       -----------
Marketplace Shopping Center
  Champaign, IL                       47,000,000        7,000,000       63,972,357        39,396,914           604,081

Mayfair
  Wauwatosa, WI                      198,358,788       14,706,639      224,846,565         4,172,073         1,066,454

Meadows Mall
  Las Vegas, NV                      111,536,091       24,633,921      104,088,306        13,321,747            69,253

MEPC Acquisition
  Financing                                    -                -       (1,549,401)                -                 -

Northgate Mall
  Chattanooga, TN                     21,737,156        2,524,869       43,943,539         1,365,415             2,226

Northridge Fashion Center
  Northridge, CA                     136,543,311       16,618,095      149,562,583        28,024,899         3,540,766

North Plains Mall
  Clovis, NM                                   -        4,676,000       13,033,000         2,339,230                 -

North Temple Shops
  Salt Lake City, UT                           -          168,000          468,000              (394)                -

North Town Mall
  Spokane, WA                         82,322,019       38,445,000      107,330,000        19,242,042                 -

Oak View Mall
  Omaha, NE                           79,530,863       12,056,062      113,041,871           841,292                 -

Oakwood Mall
  Eau Claire, WI                      56,221,227        3,266,669       18,281,160        22,620,099         1,711,573

Oglethorpe Mall
  Savannah, GA                        39,851,453       16,036,395       92,977,582         1,196,724           177,709

Orem Plaza Center Street
  Orem, UT                             2,834,606        1,069,000        2,974,000            16,339                 -

Orem Plaza State Street
  Orem, UT                             1,754,284          592,000        1,649,000            33,308                 -

Park City Center
  Lancaster, PA                      162,639,917        8,465,148      177,191,205         1,993,980                 -

Park Place
  Tucson, AZ                          91,516,053        4,996,024       44,993,177        96,097,901        13,571,941



   Col. A                                                 Col. E                           Col. F           Col. G           Col. H
   ------                                                 ------                           ------           ------          -------

                                                  Gross Amounts at Which
                                                Carried at Close of Period
                                      ---------------------------------------------
                                                         Buildings
                                                           and                           Accumulated        Date of           Date
                                          Land          Equipment        Total (d)       Depreciation    Construction       Acquired
                                      ------------    ------------     ------------     -------------    ------------       --------
Marketplace Shopping Center
  Champaign, IL                         7,000,000      103,973,352       110,973,352        17,065,888                        1997

Mayfair
  Wauwatosa, WI                        14,706,639      230,085,092       244,791,731        26,856,920                        2003

Meadows Mall
  Las Vegas, NV                        24,633,921      117,479,306       142,113,227        13,568,832                        2003

MEPC Acquisition
Financing                                       -       (1,549,401)       (1,549,401)           37,157

Northgate Mall
  Chattanooga, TN                       2,524,869       45,311,180        47,836,049         6,133,923                        2003

Northridge Fashion Center
  Northridge, CA                       16,866,397      181,128,248       197,994,645        24,972,744                        1998

North Plains Mall
  Clovis, NM                            2,722,314       15,372,230        18,094,544           614,394                        2002

North Temple Shops
  Salt Lake City, UT                      167,987          467,606           635,593            17,263                        2002

North Town Mall
  Spokane, WA                          22,407,494      126,572,042       148,979,536         4,955,085                        2002

Oak View Mall
  Omaha, NE                            12,056,062      113,883,163       125,939,225        10,379,343                        2003

Oakwood Mall
  Eau Claire, WI                        3,266,669       42,612,832        45,879,501        18,424,421       1985-1986

Oglethorpe Mall
  Savannah, GA                         16,036,395       94,352,015       110,388,410        11,382,299                        2003

Orem Plaza Center Street
  Orem, UT                              1,068,592        2,990,339         4,058,931           110,168                        2002

Orem Plaza State Street
  Orem, UT                                592,396        1,682,308         2,274,704            61,226                        2002

Park City Center
  Lancaster, PA                         8,465,148      179,185,185       187,650,333        23,209,927                        2003

Park Place
  Tucson, AZ                            4,715,836      154,663,019       159,378,855        20,187,293                        1996



  Col. A                                Col. I
  ------                                ------

                                    Life Upon Which
                                   Depreciation in
                                    Latest Income
                                     Statement is
                                       Computed
                                   ---------------
Marketplace Shopping Center
  Champaign, IL                            (e)

Mayfair
  Wauwatosa, WI                            (e)

Meadows Mall
  Las Vegas, NV                            (e)

MEPC Acquisition
Financing                                  (e)

Northgate Mall
  Chattanooga, TN                          (e)

Northridge Fashion Center
  Northridge, CA                           (e)

North Plains Mall
  Clovis, NM                               (e)

North Temple Shops
  Salt Lake City, UT                       (e)

North Town Mall
  Spokane, WA                              (e)

Oak View Mall
  Omaha, NE                                (e)

Oakwood Mall
  Eau Claire, WI                           (e)

Oglethorpe Mall
  Savannah, GA                             (e)

Orem Plaza Center Street
  Orem, UT                                 (e)

Orem Plaza State Street
  Orem, UT                                 (e)

Park City Center
  Lancaster, PA                            (e)

Park Place
  Tucson, AZ                               (e)


                        GENERAL GROWTH PROPERTIES, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2003



      Col. A                            Col. B                    Col. C                           Col. D
      ------                            ------                    ------                           ------
                                                                                              Costs Capitalized
                                                                                                 Subsequent
                                                              Initial Cost                     To Acquisition
                                                      -----------------------------    -------------------------------
                                                                        Buildings
                                                                           and           Buildings
                                     Encumbrances                       Equipment           and              Carrying
    Description                           (a)             Land             (b)           Equipment           Costs (c)
-------------------                  ------------     ------------     ------------     ------------       -----------
Peachtree Mall
  Columbus, GA                        53,000,000      22,051,603        67,678,571         452,717                -

Pecanland Mall
  Monroe, LA                          50,000,000       7,190,000        64,710,000       6,249,632                -

Piedmont Mall
  Danville, VA                        27,454,816       2,000,000        38,000,000       5,512,207           20,787

Pierre Bossier Mall
  Bossier City, LA                    39,225,315       5,280,707        47,558,468       6,726,919                -

Pine Ridge Mall
  Pocatello, ID                                -       8,375,000        23,337,000       4,289,762                -

The Pines
  Pine Bluff, AR                      25,490,596       1,488,928        17,627,258      11,130,643        1,365,091

Plaza 800
  Sparks, NV                                   -       1,435,000         3,995,000           6,981                -

Plaza 9400
  Sandy, UT                                    -               -         9,114,000         143,259                -

Prince Kuhio Plaza
  Hilo, HI                            22,961,276               -        42,028,685       1,483,661           10,737

Provo Towne Centre
  Provo, UT                           54,051,427      21,332,000        68,296,000       5,850,284                -

Red Cliffs Mall
  St. George, UT                               -       7,019,000        19,644,000       9,287,657                -

Red Cliffs Plaza
  St. George, UT                               -               -         2,366,000             (43)               -

Regency Square Mall
  Jacksonville, FL                   105,206,525      16,497,552       148,477,968      15,185,623           88,390

Rio West Mall
  Gallup, NM                          13,500,000               -        19,500,000       6,237,164                -

River Falls Mall
  Clarksville, IN                              -       3,177,688        54,610,421       8,305,835        5,281,892

River Hills Mall
  Mankato, MN                         51,200,000       3,713,529        29,013,757      20,707,393        2,674,311



   Col. A                                                 Col. E                           Col. F           Col. G           Col. H
   ------                                                 ------                           ------           ------          -------

                                                  Gross Amounts at Which
                                                Carried at Close of Period
                                      ---------------------------------------------
                                                         Buildings
                                                           and                           Accumulated        Date of           Date
                                          Land          Equipment        Total (d)       Depreciation    Construction       Acquired
                                      ------------    ------------     ------------     -------------    ------------       --------
Peachtree Mall
 Columbus, GA                         22,051,603      68,131,288        90,182,891       1,651,145                            2003

Pecanland Mall
  Monroe, LA                          10,101,102      70,959,632        81,060,734       2,501,566                            2002

Piedmont Mall
  Danville, VA                         2,000,000      43,532,994        45,532,994       9,594,628                            1995

Pierre Bossier Mall
  Bossier City, LA                     5,283,970      54,285,387        59,569,357       7,869,426                            1998

Pine Ridge Mall
  Pocatello, ID                        4,905,207      27,626,762        32,531,969       1,081,367                            2002

The Pines
  Pine Bluff, AR                       1,247,414      30,122,992        31,370,406      13,670,962        1985-1986

Plaza 800
  Sparks, NV                           1,435,093       4,001,981         5,437,074         149,009                            2002

Plaza 9400
  Sandy, UT                                    -       9,257,259         9,257,259         342,386                            2002

Prince Kuhio Plaza
  Hilo, HI                                 9,082      43,523,083        43,532,165       5,544,873                            2002

Provo Towne Centre
  Provo, UT                           13,050,599      74,146,284        87,196,883       2,940,883                            2002

Red Cliffs Mall
  St. George, UT                       5,116,379      28,931,657        34,048,036       1,147,011                            2002

Red Cliffs Plaza
  St. George, UT                               -       2,365,957         2,365,957          87,346                            2002

Regency Square Mall
  Jacksonville, FL                    17,884,037     163,751,981       181,636,018      22,081,744                            1998

Rio West Mall
  Gallup, NM                                   -      25,737,164        25,737,164      10,442,410                            1986

River Falls Mall
  Clarksville, IN                      3,182,305      68,198,148        71,380,453      29,012,951         1989-1990

River Hills Mall
  Mankato, MN                          4,707,482      52,395,461        57,102,943      19,510,918         1990-1991


  Col. A                                Col. I
  ------                                ------

                                    Life Upon Which
                                   Depreciation in
                                    Latest Income
                                     Statement is
                                       Computed
                                   ---------------

Peachtree Mall
 Columbus, GA                           (e)

Pecanland Mall
  Monroe, LA                            (e)

Piedmont Mall
  Danville, VA                          (e)

Pierre Bossier Mall
  Bossier City, LA                      (e)

Pine Ridge Mall
  Pocatello, ID                         (e)

The Pines
  Pine Bluff, AR                        (e)

Plaza 800
  Sparks, NV                            (e)

Plaza 9400
  Sandy, UT                             (e)

Prince Kuhio Plaza
  Hilo, HI                              (e)

Provo Towne Centre
  Provo, UT                             (e)

Red Cliffs Mall
  St. George, UT                        (e)

Red Cliffs Plaza
  St. George, UT                        (e)

Regency Square Mall
  Jacksonville, FL                      (e)

Rio West Mall
  Gallup, NM                            (e)

River Falls Mall
  Clarksville, IN                       (e)

River Hills Mall
  Mankato, MN                           (e)



                        GENERAL GROWTH PROPERTIES, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2003



      Col. A                            Col. B                    Col. C                           Col. D
      ------                            ------                    ------                           ------
                                                                                              Costs Capitalized
                                                                                                 Subsequent
                                                              Initial Cost                     To Acquisition
                                                      -----------------------------    -------------------------------
                                                                        Buildings
                                                                           and           Buildings
                                     Encumbrances                       Equipment           and              Carrying
    Description                           (a)             Land             (b)           Equipment           Costs (c)
-------------------                  ------------     ------------     ------------     ------------       -----------
Riverlands Shopping Center
  LaPlace, LA                                  -           500,000       4,500,000          667,731                 -

River Pointe Plaza
  West Jordan, UT                      4,390,666         1,302,000       3,623,000           35,789                 -

Riverside Plaza
  Provo, UT                            6,283,707         2,475,000       6,890,000           16,194                 -

RiverTown Crossings
  Grandville, MI                     126,945,005        10,972,923      97,141,738       32,735,698        13,389,735

Rogue Valley Mall
  Medford, OR                         28,066,990         5,728,225      51,564,598                -                 -

Saint Louis Galleria
  St. Louis, MO                      176,250,000        36,773,639     184,645,237          226,811                 -

Salem Center
  Salem, OR                           28,706,630        11,885,000      33,253,000        6,082,428                 -

Sikes Senter
  Witchita Falls, TX                  41,500,000        12,758,642      50,566,596                -                 -

Silver Lake Mall
  Coeur d'Alene, ID                            -         7,704,000      21,472,000        3,429,147                 -

Sooner Mall
  Norman, OK                          20,000,000         2,700,000      24,300,000       16,911,744                 -

Southlake Mall
  Morrow, GA                          51,300,000         6,700,000      60,406,902       12,023,411           192,535

Southland Mall
  Hayward, CA                         65,000,000         8,904,277      80,142,961         (253,732)                -

Southshore Mall
  Aberdeen, WA                                 -           650,000      15,350,000        5,446,774                 -

Southwest Plaza
  Littleton, CO                       80,426,125         9,000,000     103,983,673       25,583,296         1,059,572

Spokane Valley Mall
  Spokane, WA                         42,215,755        19,297,000      54,970,000       10,998,852                 -

Spokane Valley Plaza
  Spokane, WA                                  -         3,558,000      10,150,000            3,052                 -



   Col. A                                                 Col. E                           Col. F           Col. G           Col. H
   ------                                                 ------                           ------           ------          -------

                                                  Gross Amounts at Which
                                                Carried at Close of Period
                                      ---------------------------------------------
                                                         Buildings
                                                           and                           Accumulated        Date of           Date
                                          Land          Equipment        Total (d)       Depreciation    Construction       Acquired
                                      ------------    ------------     ------------     -------------    ------------       --------
Riverlands Shopping Center
  LaPlace, LA                          1,100,950         5,167,731       6,268,681          765,659                           1998

River Pointe Plaza
  West Jordan, UT                      1,301,531         3,658,789       4,960,320          135,106                           2002

Riverside Plaza
  Provo, UT                            2,475,227         6,906,194       9,381,421          254,420                           2002

RiverTown Crossings
  Grandville, MI                       7,246,462       143,267,171     150,513,633       19,242,112         1998-1999

Rogue Valley Mall
  Medford, OR                          5,728,225        51,564,598      57,292,823          110,755                           2003

Saint Louis Galleria
  St. Louis, MO                       36,773,639       184,872,048     221,645,687        2,976,870                           2003

Salem Center
  Salem, OR                            6,966,434        39,335,428      46,301,862        1,560,650                           2002

Sikes Senter
  Witchita Falls, TX                  12,758,642        50,566,596      63,325,238          519,605                           2003

Silver Lake Mall
  Coeur d'Alene, ID                    4,447,556        24,901,147      29,348,703          974,749                           2002

Sooner Mall
  Norman, OK                           2,580,578        41,211,744      43,792,322        7,329,234                           1996

Southlake Mall
  Morrow, GA                           6,700,000        72,622,848      79,322,848       12,249,988                           1997

Southland Mall
  Hayward, CA                         14,120,774        79,889,229      94,010,003        2,428,596                           2002

Southshore Mall
  Aberdeen, WA                           650,000        20,796,774      21,446,774        9,133,170                           1986

Southwest Plaza
  Littleton, CO                        9,000,000       130,626,541     139,626,541       18,890,013                           1998

Spokane Valley Mall
  Spokane, WA                         11,455,446        65,968,852      77,424,298        2,584,761                           2002

Spokane Valley Plaza
  Spokane, WA                          3,557,601        10,153,052      13,710,653          372,378                           2002



  Col. A                                Col. I
  ------                                ------

                                    Life Upon Which
                                   Depreciation in
                                    Latest Income
                                     Statement is
                                       Computed
                                   ---------------
Riverlands Shopping Center
  LaPlace, LA                             (e)

River Pointe Plaza
  West Jordan, UT                         (e)

Riverside Plaza
  Provo, UT                               (e)

RiverTown Crossings
  Grandville, MI                          (e)

Rogue Valley Mall
  Medford, OR                             (e)

Saint Louis Galleria
  St. Louis, MO                           (e)

Salem Center
  Salem, OR                               (e)

Sikes Senter
  Witchita Falls, TX                      (e)

Silver Lake Mall
  Coeur d'Alene, ID                       (e)

Sooner Mall
  Norman, OK                              (e)

Southlake Mall
  Morrow, GA                              (e)

Southland Mall
  Hayward, CA                             (e)

Southshore Mall
  Aberdeen, WA                            (e)

Southwest Plaza
  Littleton, CO                           (e)

Spokane Valley Mall
  Spokane, WA                             (e)

Spokane Valley Plaza
  Spokane, WA                             (e)



                        GENERAL GROWTH PROPERTIES, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2003



      Col. A                            Col. B                    Col. C                           Col. D
      ------                            ------                    ------                           ------
                                                                                              Costs Capitalized
                                                                                                 Subsequent
                                                              Initial Cost                     To Acquisition
                                                      -----------------------------    -------------------------------
                                                                        Buildings
                                                                           and           Buildings
                                     Encumbrances                       Equipment           and              Carrying
    Description                           (a)             Land             (b)           Equipment           Costs (c)
-------------------                  ------------     ------------     ------------     ------------       -----------

Spring Hill Mall
  West Dundee, IL                         85,993,177      12,400,000     111,643,525       8,578,778                -

Three Rivers Mall
  Kelso, WA                                        -       7,068,000      19,917,000       4,194,139                -

Tucson Mall
  Tucson, AZ                             129,657,237               -     181,424,484      18,501,518          405,674

Twin Falls Crossing
  Twin Falls, ID                                   -         275,000         767,000            (126)               -

University Crossing
  Orem, UT                                12,504,462       3,420,000       9,526,000         412,692                -

Valley Hills Mall
  Hickory, NC                             13,599,142       3,443,594      31,025,471      37,273,588        1,728,411

Valley Plaza Mall
  Bakersfield, CA                        106,245,221      12,685,151     114,166,356       8,318,979          229,955

Victoria Ward
  Honolulu, HI                           135,750,000     164,006,531      89,320,759       7,126,671                -

Visalia Mall
  Visalia, CA                             48,520,318      16,466,000      47,699,000      14,461,595                -

West Valley Mall
  Tracy, CA                               66,308,195       9,295,045      47,789,310      25,105,639        8,122,154

Westwood Mall
  Jackson, MI                             20,900,000       2,658,208      23,923,869       5,135,586                -

White Mountain Mall
  Rock Springs, WY                                 -       2,335,000       6,520,000       2,906,604                -

Woodlands Village
  Flagstaff, AZ                            8,028,079       2,689,000       7,484,000              75                -

Yellowstone Square
  Idaho Falls, ID                                  -       1,057,000       2,943,000          10,165                -

Price Business Center-Commerce Park
  West Valley City, UT                             -       3,332,000       9,275,000            (279)               -

Price Business Center-Pioneer Square
  Salt Lake City, UT                               -       3,632,000      10,180,000         528,908                -



   Col. A                                                 Col. E                           Col. F           Col. G           Col. H
   ------                                                 ------                           ------           ------          -------

                                                  Gross Amounts at Which
                                                Carried at Close of Period
                                      ---------------------------------------------
                                                         Buildings
                                                           and                           Accumulated        Date of           Date
                                          Land          Equipment        Total (d)       Depreciation    Construction       Acquired
                                      ------------    ------------     ------------     -------------    ------------       --------
Spring Hill Mall
  West Dundee, IL                         12,400,000     120,222,303     132,622,303      17,173,602                            1998

Three Rivers Mall
  Kelso, WA                                4,312,238      24,111,139      28,423,377         940,229                            2002

Tucson Mall
  Tucson, AZ                                       -     200,331,676     200,331,676      11,150,765                            2001

Twin Falls Crossing
  Twin Falls, ID                             275,499         766,874       1,042,373          28,311                            2002

University Crossing
  Orem, UT                                 3,419,812       9,938,692      13,358,504         366,544                            2002

Valley Hills Mall
  Hickory, NC                              5,656,275      70,027,470      75,683,745      10,300,453                            1997

Valley Plaza Mall
  Bakersfield, CA                         12,685,151     122,715,290     135,400,441      16,223,183                            1998

Victoria Ward
  Honolulu, HI                           165,396,326      96,447,430     261,843,756       6,235,885                            2002

Visalia Mall
  Visalia, CA                             11,052,128      62,160,595      73,212,723       2,384,572                            2002

West Valley Mall
  Tracy, CA                               10,885,507      81,017,103      91,902,610      17,171,773             1995

Westwood Mall
  Jackson, MI                              3,571,208      29,059,455      32,630,663       5,480,269                            1996

White Mountain Mall
  Rock Springs, WY                         1,362,805       9,426,604      10,789,409         342,000                            2002

Woodlands Village
  Flagstaff, AZ                            2,688,652       7,484,075      10,172,727         276,296                            2002

Yellowstone Square
  Idaho Falls, ID                          1,057,200       2,953,165       4,010,365         108,999                            2002

Price Business Center-Commerce Park
  West Valley City, UT                     3,331,941       9,274,721      12,606,662         342,402                            2002

Price Business Center-Pioneer Square
  Salt Lake City, UT                       3,632,242      10,708,908      14,341,150         397,319                            2002


  Col. A                                Col. I
  ------                                ------

                                    Life Upon Which
                                   Depreciation in
                                    Latest Income
                                     Statement is
                                       Computed
                                   ---------------
Spring Hill Mall
  West Dundee, IL                        (e)

Three Rivers Mall
  Kelso, WA                              (e)

Tucson Mall
  Tucson, AZ                             (e)

Twin Falls Crossing
  Twin Falls, ID                         (e)

University Crossing
  Orem, UT                               (e)

Valley Hills Mall
  Hickory, NC                            (e)

Valley Plaza Mall
  Bakersfield, CA                        (e)

Victoria Ward
  Honolulu, HI                           (e)

Visalia Mall
  Visalia, CA                            (e)

West Valley Mall
  Tracy, CA                              (e)

Westwood Mall
  Jackson, MI                            (e)

White Mountain Mall
  Rock Springs, WY                       (e)

Woodlands Village
  Flagstaff, AZ                          (e)

Yellowstone Square
  Idaho Falls, ID                        (e)

Price Business Center-Commerce Park
  West Valley City, UT                   (e)

Price Business Center-Pioneer Square
  Salt Lake City, UT                     (e)


                        GENERAL GROWTH PROPERTIES, INC.

SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION AS OF DECEMBER 31, 2003



      Col. A                             Col. B                    Col. C                                Col. D
      ------                             ------                    ------                                ------
                                                                                                    Costs Capitalized
                                                                                                       Subsequent
                                                                Initial Cost                         To Acquisition
                                                      --------------------------------    -------------------------------------
                                                                           Buildings
                                                                            and              Buildings
                                      Encumbrances                       Equipment              and               Carrying
    Description                            (a)              Land            (b)              Equipment            Costs (c)
-------------------                   ------------    ---------------   ---------------   ---------------     -----------------
Price Business Center-South Main
  Salt Lake City, UT                              -         1,665,000         4,668,000          (143,749)                -

Price Business Center-Timesquare
  Salt Lake City, UT                              -         4,101,000        11,441,000         2,070,549                 -

Sears-Eastbay
  Provo, UT                                       -           595,000         1,655,000               325                 -

Miscellaneous Real Estate                         -         1,742,000         1,586,000          (374,092)                -

                                     --------------    --------------    --------------    --------------      ------------
  Grand Totals                       $6,649,490,355    $1,483,458,129    $6,621,599,494    $1,540,424,880      $127,766,476
                                     ==============    ==============    ==============    ==============      ============



   Col. A                                                 Col. E                           Col. F           Col. G         Col. H
   ------                                                 ------                           ------           ------        -------

                                                  Gross Amounts at Which
                                                Carried at Close of Period
                                      -------------------------------------------------
                                                            Buildings
                                                              and                          Accumulated         Date of      Date
                                          Land             Equipment         Total (d)     Depreciation     Construction  Acquired
                                      ------------       ------------      ------------   -------------     ------------  --------
Price Business Center-South Main
  Salt Lake City, UT                      1,585,586         4,524,251         6,109,837           170,576                     2002

Price Business Center-Timesquare
  Salt Lake City, UT                      4,101,045        13,511,549        17,612,594           617,395                     2002


  Provo, UT                                 594,675         1,655,325         2,250,000            61,111                     2002

Miscellaneous Real Estate                 1,741,702         1,211,908         2,953,610            42,317                     2002
                                     --------------    --------------    --------------    --------------
  Grand Totals                       $1,384,662,459    $8,289,790,850    $9,674,453,309    $1,100,840,285
                                     ==============    ==============    ==============    ==============


  Col. A                                Col. I
  ------                                ------

                                    Life Upon Which
                                   Depreciation in
                                    Latest Income
                                     Statement is
                                       Computed
                                   ---------------
Price Business Center-South Main
  Salt Lake City, UT                      (e)

Price Business Center-Timesquare
  Salt Lake City, UT                      (e)

Sears-Eastbay
  Provo, UT                               (e)

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

(d) The aggregate cost of land, buildings and equipment for federal income tax purposes is approximately $8,792,410.


                        Reconciliation of Real Estate
--------------------------------------------------------------------------------

                                          2001           2002          2003
                                       ----------     ----------     ----------

Balance at beginning of year           $4,676,740     $5,090,106    $6,957,996

Additions                                 352,186      1,867,890     2,716,457

Other additions/(reductions)               61,180              -             -
                                        ----------    ----------    ----------

Balance at close of year                $5,090,106    $6,957,996    $9,674,453
                                        ==========    ==========    ==========



                        Reconciliation of Accumulated Depreciation
--------------------------------------------------------------------------------


                                                                 2001            2002          2003
                                                              ----------      ----------    -----------

Balance at beginning of year                                   $488,130       $625,544      $ 798,431

Depreciation expense                                            128,682        172,887        205,385

Other additions/(reductions)
  Primarily purchase of interest in GGP Ivanhoe III in 2003       8,732              -         97,024
                                                               --------       --------      ----------
Balance at close of year                                       $625,544       $798,431      $1,100,840
                                                               ========       ========      ==========



(e) Depreciation is computed based upon the following estimated lives:

    Buildings, improvements and carrying costs     40-45 years
    Equipment, tenant improvements and fixtures     5-10 years
    Purchased intangibles                           5-15 years

                         GENERAL GROWTH PROPERTIES, INC.

         EXHIBIT INDEX

2.1 Operating Agreement, dated November 10, 1999, between the Operating Partnership, The Comptroller of the State of New York as Trustee of the Common Retirement Fund ("NYSCRF"), and GGP/Homart II L.L.C. a Delaware limited liability company ("GGP/ Homart II") (previously filed as an exhibit to the Company's Current Report on Form 8-K, dated November 23, 1999, incorporated herein by reference).

2.2 Contribution Agreement dated November 10, 1999, by and between the Operating Partnership and GGP/Homart II (Northbrook Court) (previously filed as an exhibit to the Company's Current Report on Form 8-K/A, dated January 11, 2000, incorporated herein by reference).]

2.3 Contribution Agreement dated November 10, 1999, by and between the Operating Partnership and GGP/Homart II (Altamonte Mall) (previously filed as an exhibit to the Company's Current Report on Form 8-K/A, dated January 11, 2000, incorporated herein by reference).

2.4 Contribution Agreement dated November 10, 1999, by and between the Operating Partnership and GGP/Homart II (Natick Trust) (previously filed as an exhibit to the Company's Current Report on Form 8-K/A, dated January 11, 2000, incorporated herein by reference).

2.5 Contribution Agreement dated November 10, 1999, by and between the Operating Partnership and GGP/Homart II (Stonebriar Centre) (previously filed as an exhibit to the Company's Current Report on Form 8-K/A, dated January 11, 2000, incorporated herein by reference).]

2.6 Contribution Agreement dated November 10, 1999, by and between NYSCRF and GGP/Homart II (Carolina Place) (previously filed as an exhibit to the Company's Current Report on Form 8-K/A, dated January 11, 2000, incorporated herein by reference).

2.7 Contribution Agreement dated November 10, 1999, by and between NYSCRF and GGP/Homart II (Alderwood Mall) (previously filed as an exhibit to the Company's Current Report on Form 8-K/A, dated January 11, 2000, incorporated herein by reference).

2.8 Contribution Agreement dated November 10, 1999, by and between NYSCRF and GGP/Homart II (Montclair Plaza) (previously filed as an exhibit to the Company's Current Report on Form 8-K/A, dated January 11, 2000, incorporated herein by reference).

2.9 Purchase and Sale Agreement dated as of August 7, 2001 by and between Oracle-Wetmore Co. and GGP-Tucson Mall L.L.C. (previously filed as an exhibit to the Company's Current Report on Form 8-K, dated August 30, 2001, incorporated herein by reference).

2.10 Purchase and Sale Agreement dated as of August 7, 2001 by and between TMall-WN, L.L.C. and GGP-Tucson Mall L.L.C. (previously filed as an exhibit to the Company's Current Report on Form 8-K, dated August 30, 2001, incorporated herein by reference).

2.11 Purchase and Sale Agreement dated as of August 7, 2001 by and between JCP Realty, Inc. and GGP-Tucson Mall L.L.C. (previously filed as an exhibit to the Company's Current Report on Form 8-K, dated August 30, 2001, incorporated herein by reference).

2.12 Purchase Agreement, dated April 17, 2002, among the Company, the Operating Partnership, GGPLP L.L.C., Goldman Sachs 2002 Exchange Place Fund, L.P. and GSEP 2002 Realty Corp. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated May 10, 2002, incorporated herein by reference).

2.13 Purchase Agreement dated April 23, 2002, among the Company, the Operating Partnership, GGPLP L.L.C., the Goldman Sachs 2002 Exchange Place Fund, L.P. and GSEP 2002 Realty Corp. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated May 10, 2002, incorporated herein by reference).

                         GENERAL GROWTH PROPERTIES, INC.

3.1 Second Amended and Restated Certificate of Incorporation of the Company filed with the Delaware Secretary of State on May 24, 1995.

3.2 Certificate of Correction filed to correct an error in the Second Amended and Restated Certificate of Incorporation of the Company filed with the Delaware Secretary of State on December 21, 1995 (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, incorporated herein by reference).

3.3 Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company filed with the Delaware Secretary of State on May 20, 1997 (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, incorporated herein by reference).

3.4 Second Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company filed with the Delaware Secretary of State on May 17, 1999 (previously filed as an exhibit to the Company's Current Report on Form 8-K, dated July 12, 1999, incorporated herein by reference).

3.5 Certificate of Amendment of Second Amended and Restated Certificate of Incorporation of the Company filed with the Delaware Secretary of State on November 20, 2003.

3.6 Bylaws of the Company (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, incorporated herein by reference).

3.7 Amendment to Bylaws of the Company (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, incorporated herein by reference).

3.8 Amendment to Bylaws of the Company (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated May 9, 2003, incorporated herein by reference).

4.1 Redemption Rights Agreement, dated July 13, 1995, by and among the Operating Partnership, the Company and the persons listed on the signature pages thereof (previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 17, 1996, incorporated herein by reference).

4.2 Redemption Rights Agreement dated December 6, 1996, among the Operating Partnership, Forbes/Cohen Properties, a Michigan general partnership, Lakeview Square Associates, a Michigan general partnership, and Jackson Properties, a Michigan general partnership (previously filed as an exhibit to the Company's Current Report on Form 8-K dated January 3, 1996, incorporated herein by reference).

4.3 Redemption Rights Agreement, dated June 19, 1997, among the Operating Partnership, the Company, and CA Southlake Investors, Ltd., a Georgia limited partnership (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, incorporated herein by reference).

4.4 Redemption Rights Agreement dated October 23, 1997, among the Company, the Operating Partnership and Peter Leibowits (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, incorporated herein by reference).

4.5 Form of Indenture (previously filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-37247) dated October 6, 1997, incorporated herein by reference).

4.6 Certificate of Designations, Preferences and Rights of 7.25% Preferred Income Equity Redeemable Stock, Series A filed with the Delaware Secretary of State on June 9, 1998 (previously filed as an exhibit to the Company's current report on Form 8-K dated August 7, 1998, incorporated herein by reference).

4.7 Certificate of Designation of Series A Junior Participating Preferred Stock filed with the Delaware Secretary of State on November 18, 1998 (previously filed as an exhibit to the Company's current

                         GENERAL GROWTH PROPERTIES, INC.

         report from on 8-K, dated November 18, 1998, incorporated herein by reference).

4.8 Certificate of Amendment of Certificate of Designations, Preferences and Rights of 7.25% Preferred Income Equity Redeemable Stock, Series A filed with the Delaware Secretary of State on May 17, 1999 (previously filed as an exhibit to the Company's Current Report on Form 8-K, dated July 12, 1999, incorporated herein by reference).

4.9 Certificate of Amendment and Restatement of Certificate of Designations, Preferences and Rights of 8.95% Cumulative Redeemable Preferred Stock, Series B filed with the Delaware Secretary of State on May 8, 2002 (previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 10, 2002, incorporated herein by reference).

4.10 Certificate of Designations, Preferences and Rights of 8.5% Cumulative Convertible Preferred Stock, Series C filed with the Delaware Secretary of State on July 10, 2002 (previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 10, 2002, incorporated herein by reference).

4.11 Certificate of Designations, Preferences and Rights of 8.75% Cumulative Redeemable Preferred Stock, Series D filed with the Delaware Secretary of State on July 10, 2002 (previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 10, 2002, incorporated herein by reference).

4.12 Certificate of Designations, Preferences and Rights of 8.95% Cumulative Redeemable Preferred Stock, Series E filed with the Delaware Secretary of State on July 10, 2002 (previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 10, 2002, incorporated herein by reference).

4.13 Certificate of Designations, Preferences and Rights of 8.75% Cumulative Redeemable Preferred Stock, Series F filed with the Delaware Secretary of State on July 10, 2002 (previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 10, 2002, incorporated herein by reference).

4.14 Certificate of Designations, Preferences and Rights of 8.95% Cumulative Redeemable Preferred Stock, Series G filed with the Delaware Secretary of State on April 17, 2002 (previously filed with the Delaware Secretary of State as an exhibit to the Company's Quarterly Report on Form 10-Q dated May 10, 2002, incorporated herein by reference).

4.15 Certificate of Correction of Certificate of Designations, Preferences and Rights of 8.95% Cumulative Redeemable Preferred Stock, Series G filed with the Delaware Secretary of State on April 29, 2002 (previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 24, 2002, incorporated herein by reference).

4.16 Certificate of Designations, Preferences and Rights of 7% Cumulative Convertible Preferred Stock, Series H filed with the Delaware Secretary of State on November 27, 2002 (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference).

4.17 Redemption Rights Agreement dated April 2, 1998, among the Operating Partnership, the Company and Southwest Properties Venture (previously filed as an exhibit to the Company's current report on Form 8-K dated May 26, 1998, incorporated herein by reference).

4.18 Indenture and Servicing Agreement dated as of November 25, 1997, among the Issuers named therein, LaSalle National Bank, as Trustee, and Midland Loan Services, L.P., as Servicer (the "Indenture Agreement") (previously filed as an exhibit to the Company's current report on Form 8-K/A dated June 2, 1998, incorporated herein by reference).

4.19 Form of Note pursuant to the Indenture Agreement (previously filed as an exhibit to the Company's current report on Form 8-K/A dated June 2, 1998, incorporated herein by reference).

4.20 Mortgage, Deed of Trust, Security Agreement, Assignment of Leases and Rents, Fixture Filing and Financing Statement, dated and effective as of November 25, 1997, among the Issuers, the Trustee and the Deed Trustees named therein (previously filed as an exhibit to the Company's current report on

                         GENERAL GROWTH PROPERTIES, INC.

         Form 8-K/A dated June 2, 1998, incorporated herein by reference).

4.21 Rights Agreement, dated November 18, 1998, between the Company and Norwest Bank Minnesota, N.A., as Rights Agent (including the Form of Certificate of Designation of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the Form of Right Certificate attached thereto as Exhibit B and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C) (previously filed as an exhibit to the Company's current report on Form 8-K, dated November 18, 1998, incorporated herein by reference).

4.22 First Amendment to Rights Agreement, dated as of November 10, 1999, between the Company and Norwest Bank Minnesota, N.A. (previously filed as an exhibit to the Company's Current Report on Form 8-K, dated November 23, 1999, incorporated herein by reference).

4.23 Second Amendment to Rights Agreement, dated as of December 31, 2001, between the Company and Mellon Investor Services, LLC, successor to Norwest Bank Minnesota, N.A. (previously filed as an exhibit to the Company's Registration Statement on Form S-3 (No. 333-82134) dated February 5, 2002, incorporated herein by reference).

4.24     Form of Common Stock Certificate.

4.25 Letter Agreement concerning Rights Agreement, dated November 10, 1999, between the Operating Partnership and NYSCRF (previously filed as an exhibit to the Company's Current Report on Form 8-K, dated November 23, 1999, incorporated herein by reference).

10.1 Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated April 1, 1998 (previously filed as an exhibit to the Company's current report on Form 10-Q dated May 14, 1998, as amended May 21, 1998, incorporated herein by reference).

10.2 First Amendment to Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of June 10, 1998 (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference).

10.3 Second Amendment to Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of June 29, 1998 (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference).

10.4 Third Amendment to Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of February 15, 2002 (previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 10, 2002, incorporated herein by reference).

10.5 Amendment to Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of April 24, 2002 (previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 10, 2002, incorporated herein by reference).

10.6 Fourth Amendment to Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of July 10, 2002 (previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 10, 2002, incorporated herein by reference).

10.7 Amendment to Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of November 27, 2002 (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference).

10.8 Sixth Amendment to Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, and Exhibit A to the Amendment, dated as of November 20, 2003.

10.9 Amendment to Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, and Exhibit A to the Amendment, dated as of December 11, 2003.

                         GENERAL GROWTH PROPERTIES, INC.

10.10 Rights Agreement, dated July 27, 1993, between the Company and certain other parties named therein (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, incorporated herein by reference).

10.11 Amendment to Rights Agreement, dated as of February 1, 2000, between the Company and certain other parties named therein.

10.12 General Growth Properties, Inc. 1993 Stock Incentive Plan, as amended (previously filed as an exhibit to the Company's Registration Statement on Form S-8 (No. 333-28449) dated June 3, 1997, incorporated herein by reference).

10.13 Amendment to 1993 Stock Incentive Plan, dated May 8, 2001, as amended (previously filed as an exhibit to the Company's Current Report on Form 8-K, dated August 30, 2001, incorporated herein by reference).

10.14 Form of Indemnification Agreement between the Operating Partnership, Martin Bucksbaum, Matthew Bucksbaum, Mall Investment L.P. and M. Bucksbaum Company (previously filed as an exhibit to the Company's Registration Statement on Form S-11 (No. 33-56640), incorporated herein by reference).

10.15 Form of Registration Rights Agreement, dated April 15, 1993, between the Company, Martin Bucksbaum, Matthew Bucksbaum and the other parties named therein (previously filed as an exhibit to the Company's Registration Statement on Form S-11 (No. 33-56640), incorporated herein by reference).

10.16 Amendment to Registration Rights Agreement, dated February 1, 2000, between the Company and certain other parties named therein.

10.17 Form of Registration Rights Agreement between the Company, Chase Manhattan Bank, as trustee for the IBM Retirement Plan and WFA Growth Realty Associates Limited Partnership (previously filed as an exhibit to the Company's Registration Statement on Form S-11 (No. 33-56640), incorporated herein by reference).

10.18 Form of Incidental Registration Rights Agreement between the Company, the Equitable Life Assurance Society of the United States, Frank Russell Trust Company Commingled Employee Benefit Trust Real Estate Equity Fund and WFC Management Corporation (previously filed as an exhibit to the Company's Registration Statement on Form S-11 (No. 33-56640), incorporated herein by reference).

10.19 Form of Letter Agreements restricting sale of certain shares of Common Stock (previously filed as an exhibit to the Company's Registration Statement on Form S-11 (No. 33-56640), incorporated herein by reference).

10.20* Letter Agreement dated October 14, 1993, between the Company and Bernard Freibaum (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1993, incorporated herein by reference).

10.21* Form of Option Agreement between the Company and certain Executive Officers (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1996, incorporated herein by reference).

10.22* General Growth Properties, Inc. 1998 Incentive Stock Plan (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 1998, incorporated herein by reference).

10.23* Amendment to General Growth Properties, Inc. 1998 Incentive Stock Plan, dated May 9, 2000 (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated August 13, 2001, incorporated herein by reference).

10.24* General Growth Properties, Inc. 2003 Incentive Stock Plan (previously filed as an exhibit to the

                         GENERAL GROWTH PROPERTIES, INC.

         Company's Registration Statement (333-105882) on Form S-8 dated June 6, 2003, incorporated herein by reference)

10.25 Second Amended and Restated Operating Agreement of GGPLP L.L.C., dated April 17, 2002 (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated May 10, 2002, incorporated herein by reference).

10.26 First Amendment to the Second Amended and Restated Operating Agreement of GGPLP L.L.C., dated April 23, 2002 (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated May 10, 2002, incorporated herein by reference).

10.27 Second Amendment to the Second Amended and Restated Operating Agreement of GGPLP L.L.C., dated May 13, 2002 (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated August 13, 2002, incorporated herein by reference).

10.28 Third Amendment to the Second Amended and Restated Operating Agreement of GGPLP L.L.C., dated October 30, 2002 (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference).

10.29 Fourth Amendment to the Second Amended and Restated Operating Agreement of GGPLP L.L.C., dated April 7, 2003 (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated May 9, 2003, incorporated herein by reference).

10.30 Fifth Amendment to the Second Amended and Restated Operating Agreement of GGPLP L.L.C., dated April 11, 2003 (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated May 9, 2003, incorporated herein by reference).

10.31 Registration Rights Agreement dated May 25, 2000 between the Company and Goldman Sachs 2000 Exchange Place Fund, L.P. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated August 9, 2000, incorporated herein by reference).

10.32 Registration Rights Agreement, dated April 17, 2002, between the Company and GSEP 2002 Realty Corp. (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated May 10, 2002, incorporated herein by reference).

10.33 Agreement and Plan of Merger among the Company, the Operating Partnership, GGP Acquisition, L.L.C., GGP Acquisition II, L.L.C., JP Realty, Inc., and Price Development Company, Limited Partnership, dated as of March 3, 2002 (previously filed as an exhibit to the Company's Current Report on Form 8-K dated March 3, 2002, incorporated herein by reference).

10.34 Voting Agreement, dated as of March 3, 2002 (previously filed as an exhibit to the Company's Current Report on Form 8-K dated March 3, 2002, incorporated herein by reference).

10.35 Joinder to Voting Agreement, dated as of June 14, 2002 (previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 10, 2002, incorporated herein by reference).

10.36 Redemption Rights Agreement (Common Units), dated July 10, 2002, by and among the Operating Partnership, the Company and the persons listed on the signature pages thereof (previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 10, 2002, incorporated herein by reference).

10.37 Redemption Rights Agreement (Series B Preferred Units), dated July 10, 2002, by and among the Operating Partnership, the Company and the persons listed on the signature pages thereof (previously filed as an exhibit to the Company's Current Report on Form 8-K dated July 10, 2002, incorporated herein by reference).

10.38 Redemption Rights Agreement (Series C Preferred Units), dated November 27, 2002, by and among the Operating Partnership, the Company and JSG, LLC (previously filed as an exhibit to the Company's

                         GENERAL GROWTH PROPERTIES, INC.

         Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference).

10.39 Redemption Rights Agreement (Common Units), dated November 27, 2002, by and among the Operating Partnership, the Company and JSG, LLC (previously filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference).

10.40 Revolving and Term Credit Agreement, dated as of April 16, 2003, executed among the Operating Partnership, GGPLP L.L.C., Eurohypo AG, New York Branch and each of the Initial Lenders named therein (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated August 11, 2003, incorporated herein by reference).

10.41 Guaranty dated as of April 16, 2003, executed by the Company and the Operating Partnership, jointly and severally, as Guarantor (previously filed as an exhibit to the Company's Quarterly Report on Form 10-Q dated August 11, 2003, incorporated herein by reference).

10.42 Redemption Rights Agreement, dated October 21, 1998, among the Operating Partnership, the Company and the persons listed on the signature pages thereof (previously filed as an exhibit to the Company's Current Report on Form 8-K dated November 13, 1998, incorporated herein by reference).

10.43 Redemption Rights Agreement, dated July 21, 1998, among the Operating Partnership, the Company, Nashland Associates, a Tennessee general partnership, and HRE Altamonte, Inc., a Delaware corporation (previously filed as an exhibit to the Company's Current Report on Form 8-K/A dated October 2, 1998, incorporated herein by reference).

10.44 Redemption Rights Agreement, dated December 11, 2003, by and among the Operating Partnership, the Company and Everitt Enterprises, Inc.

21       List of Subsidiaries of the Company.

23.1     Consent of Deloitte & Touche LLP.

23.2     Consent of KPMG LLP.

31.1 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-John Bucksbaum.

31.2 Certifications Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002-Bernard Freibaum.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002- John Bucksbaum.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002-Bernard Freibaum.

* A Compensatory plan or arrangement required to be filed.