Form 10-Q
period 2004-03-31
GENERAL GROWTH PROPERTIES INC
filed 2004-05-07
CIK 895648

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

                         Commission file number 1-11656

                         GENERAL GROWTH PROPERTIES, INC.
             ------------------------------------------------------
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

                                 YES [X] NO [ ]

The number of shares of Common Stock, $.01 par value, outstanding on May 7, 2004 was 217,885,559.

                         GENERAL GROWTH PROPERTIES, INC.

                                      INDEX

                                                                                                        PAGE
                                                                                                       NUMBER
                                                                                                       ------
PART I  FINANCIAL INFORMATION
        Item 1: Financial Statements

             Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003.............          3

             Consolidated Statements of Operations and Comprehensive Income
             for the three months ended March 31, 2004 and 2003.................................          4

             Consolidated Statements of Cash Flows for the three months ended March 31,
             2004 and 2003......................................................................          5

             Notes to Consolidated Financial Statements.........................................          6

        Item 2: Management's Discussion and Analysis of Financial Condition and Results
             of Operations......................................................................         33

             Liquidity and Capital Resources of the Company.....................................         39

        Item 3: Quantitative and Qualitative Disclosures about Market Risk......................         45

        Item 4: Controls and Procedures.........................................................         45

PART II OTHER INFORMATION
        Item 6: Exhibits and Reports on Form 8-K................................................         47

        SIGNATURE...............................................................................         48

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         GENERAL GROWTH PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                      MARCH 31, 2004 AND DECEMBER 31, 2003
                                   (UNAUDITED)
        (Dollars in thousands, except for per share and per unit amounts)

                                                                                    MARCH 31, 2004  DECEMBER 31, 2003
                                                                                    --------------  -----------------
                                     ASSETS

Investment in real estate:
            Land                                                                     $ 1,465,242       $ 1,384,662
            Buildings and equipment                                                    8,449,246         8,121,270
            Less accumulated depreciation                                             (1,189,466)       (1,100,840)
            Developments in progress                                                     192,814           168,521
                                                                                     -----------       -----------
                 Net property and equipment                                            8,917,836         8,573,613
            Investment in and loans to/from Unconsolidated Real Estate Affiliates        606,098           630,613
                                                                                     -----------       -----------
                 Net investment in real estate                                         9,523,934         9,204,226
Cash and cash equivalents                                                                  8,938            10,677
Tenant accounts receivable, net                                                          152,573           148,485
Deferred expenses, net                                                                   144,890           140,701
Prepaid expenses and other assets                                                         81,130            78,808
                                                                                     -----------       -----------
                                                                                     $ 9,911,465       $ 9,582,897
                                                                                     ===========       ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage notes and other debt payable                                                $ 6,968,322       $ 6,649,490
Distributions payable                                                                      7,268             6,828
Accounts payable and accrued expenses                                                    351,638           352,346
                                                                                     -----------       -----------
                                                                                       7,327,228         7,008,664
Minority interests:
            Preferred                                                                    507,593           495,211
            Common                                                                       410,459           408,613
                                                                                     -----------       -----------
                                                                                         918,052           903,824

Commitments and contingencies

Preferred Stock: $100 par value; 5,000,000 shares authorized; none of which were               -                 -
            issued and outstanding at March 31, 2004 and December 31, 2003

Stockholders' Equity:
                 Common stock: $.01 par value; 875,000,000 shares authorized;
                 217,784,209 and 217,293,976 shares issued and outstanding
                 as of March 31, 2004 and December 31, 2003, respectively                  2,178             2,173
            Additional paid-in capital                                                 1,916,004         1,913,447
            Retained earnings (accumulated deficit)                                     (226,581)         (220,512)
            Notes receivable-common stock purchase                                        (6,237)           (6,475)
            Unearned compensation-restricted stock                                        (3,147)           (1,949)
            Accumulated other comprehensive income (loss)                                (16,032)          (16,275)
                                                                                     -----------       -----------
                 Total stockholders' equity                                            1,666,185         1,670,409
                                                                                     -----------       -----------
                                                                                     $ 9,911,465       $ 9,582,897
                                                                                     ===========       ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                    3 of 48

                         GENERAL GROWTH PROPERTIES, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                           FOR THE THREE MONTHS ENDED
                             MARCH 31, 2004 AND 2003
                                   (UNAUDITED)
        (Dollars in thousands, except for per share and per unit amounts)

                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                            2004         2003
                                                          ---------    ---------
Revenues:
         Minimum rents                                    $ 222,656    $ 169,721
         Tenant recoveries                                  102,604       71,078
         Overage rents                                        8,768        6,502
         Management and other fees                           18,701       20,323
         Other                                                8,856        6,263
                                                          ---------    ---------
              Total revenues                                361,585      273,887
Expenses:
         Real estate taxes                                   28,313       20,120
         Repairs and maintenance                             24,857       17,709
         Marketing                                           10,440        8,176
         Other property operating costs                      41,306       34,841
         Provision for doubtful accounts                      2,797        1,813
         Property management and other costs                 25,019       26,624
         General and administrative                           2,190        2,811
         Depreciation and amortization                       73,167       51,979
                                                          ---------    ---------
              Total expenses                                208,089      164,073
                                                          ---------    ---------
Operating income                                            153,496      109,814

Interest income                                                 420          595
Interest expense                                            (87,087)     (60,743)
Income allocated to minority interests                      (25,636)     (23,654)
Equity in net income of unconsolidated affiliates            17,930       22,285
                                                          ---------    ---------
Income from continuing operations                            59,123       48,297
Discontinued operations, net of minority interest:
         Income from operations                                   -          222
         Gain on disposition                                      -        3,069
                                                          ---------    ---------
Net income                                                $  59,123    $  51,588
                                                          ---------    ---------

Convertible preferred stock dividends                             -       (6,077)
                                                          ---------    ---------
Net income available to common stockholders               $  59,123    $  45,511
                                                          =========    =========

Earnings from continuing operations per share-basic       $    0.27    $    0.22
                                                          =========    =========
Earnings from continuing operations per share-diluted     $    0.27    $    0.22
                                                          =========    =========

Earnings from discontinued operations per share-basic     $       -    $    0.02
                                                          =========    =========
Earnings from discontinued operations per share-diluted   $       -    $    0.02
                                                          =========    =========

Earnings per share-basic                                  $    0.27    $    0.24
                                                          =========    =========
Earnings per share-diluted                                $    0.27    $    0.24
                                                          =========    =========

Distributions declared per share                          $    0.30    $    0.24
                                                          =========    =========

Net income                                                $  59,123    $  51,588
Other comprehensive income, net of minority interest:
         Net unrealized gains on financial instruments          326           79
         Minimum pension liability adjustment                   (83)        (163)
                                                          ---------    ---------
Comprehensive income, net                                 $  59,366    $  51,504
                                                          =========    =========

The accompanying notes are an integral part of these consolidated financial statements.

                                    4 of 48

                         GENERAL GROWTH PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)
        (Dollars in thousands, except for per share and per unit amounts)

                                                                                       THREE MONTHS ENDED
                                                                                           MARCH 31,
                                                                                       2004         2003
                                                                                     ---------    ---------
Cash flows from operating activities:
         Net Income                                                                  $  59,123    $  51,588
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
         Minority interests, including income from discontinued operations              25,636       24,693
         Equity in income of unconsolidated affiliates                                 (17,930)     (22,285)
         Provision for doubtful accounts                                                 2,797        1,813
         Distributions received from unconsolidated affiliates                          18,144       21,681
         Depreciation                                                                   66,859       48,570
         Amortization                                                                    9,382        5,167
         Gain on disposition                                                                 -       (4,038)
Net Changes:
         Tenant accounts receivable                                                     (6,885)      (2,766)
         Prepaid expenses and other assets                                                 402       (4,313)
         Deferred expenses                                                              (8,281)      (5,007)
         Accounts payable and accrued expenses                                         (15,763)       8,157
                                                                                     ---------    ---------
           Net cash provided by (used in) operating activities                         133,484      123,260
                                                                                     ---------    ---------

Cash flows from investing activities:
         Acquisition/development of real estate and improvements
           and additions to properties                                                (157,821)     (32,500)
         Proceeds from sale of investment property                                           -       14,978
         Increase in investments in unconsolidated affiliates                           (4,781)      (5,350)
         Distributions received from unconsolidated affiliates in excess of income      25,070       23,326
         Proceeds from repayment of notes receivable for common stock purchases            238          238
         Loans (repayments) from unconsolidated affiliates, net                         (8,884)     (28,762)
         Net decrease in holdings of investments in marketable securities                    -          347
                                                                                     ---------    ---------
           Net cash provided by (used in) investing activities                        (146,178)     (27,723)
                                                                                     ---------    ---------

Cash flows from financing activities:
         Cash distributions paid to common stockholders                                (65,193)     (44,937)
         Cash distributions paid to holders of Common Units                            (16,788)     (14,152)
         Cash distributions paid to holders of Preferred Units and PIERS               (10,277)     (15,844)
         Proceeds from sale of common stock, net of issuance costs                       8,211       11,688
         Proceeds from issuance of mortgage notes and other debt payable               769,000      140,000
         Principal payments on mortgage notes and other debt payable                  (672,071)    (200,773)
         Increase in deferred expenses                                                  (1,927)      (1,056)
                                                                                     ---------    ---------
           Net cash provided by (used in) financing activities                          10,955     (125,074)
                                                                                     ---------    ---------

Net change in cash and cash equivalents                                                 (1,739)     (29,537)
Cash and cash equivalents at beginning of period                                        10,677       53,640
                                                                                     ---------    ---------
Cash and cash equivalents at end of period                                           $   8,938    $  24,103
                                                                                     =========    =========

Supplemental disclosure of cash flow information:

         Interest paid                                                               $  87,529    $  57,506
                                                                                     =========    =========
         Interest capitalized                                                        $   1,947    $   1,517
                                                                                     =========    =========

Non-cash investing and financing activities:
         Common stock issued in exchange for PIERS                                   $       -    $   2,218
         Common stock issued in exchange for Operating Partnership Units                   257        2,419
         Assumption of debt in conjunction with acquisition of property                134,902            -
         Operating Partnership Units and common stock issued as consideration
            for purchase of real estate                                                 25,132            -
         Distributions payable                                                           7,268       72,004

The accompanying notes are an integral part of these consolidated financial statements.

                                    5 of 48

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

NOTE 1 ORGANIZATION

Readers of this quarterly report should refer to the Company's audited financial statements for the year ended December 31, 2003 which are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 1-11656), as certain footnote disclosures which would substantially duplicate those contained in the 2003 annual audited financial statements have been omitted from this report. Capitalized terms used, but not defined in, this quarterly report have the same meanings as in the Company's 2003 Annual Report on Form 10-K.

GENERAL

General Growth Properties, Inc., a Delaware corporation ("General Growth"), was formed in 1986 to own and operate retail properties. All references to the "Company" in these Notes to Consolidated Financial Statements include General Growth and those entities owned or controlled by General Growth (including the Operating Partnership and the LLC as described below), unless the context indicates otherwise. Proceeds from General Growth's April 15, 1993 initial public offering of common stock (the "Common Stock") were used to acquire a majority interest in GGP Limited Partnership (the "Operating Partnership"), which was formed to succeed to substantially all of the interests in regional mall general partnerships owned and controlled by the Company and its original stockholders. The Company conducts substantially all of its business through the Operating Partnership, which commenced operations on April 15, 1993. Effective December 5, 2003, the Company amended (as approved by a vote of the holders of the Common Stock) the Company's charter to effectuate a three-for-one split of the Common Stock, increase the number of authorized shares of Common Stock from 210 million to 875 million shares and change the par value of the Common Stock from $.10 per share to $.01 per share. In addition, the Operating Partnership currently has common units of limited partnership interest ("Units") outstanding that may be exchanged by their holders, under certain circumstances, for shares of Common Stock on a one-for-one basis as described below in Note 2-Minority Interest Common. These Units were also split on a three-for-one basis so that they continue to be exchangeable on a one-for-one basis into shares of Common Stock. In the accompanying consolidated financial statements, unless otherwise noted, all previous applicable share or per share disclosure amounts have been reflected on a post-split basis.

As of March 31, 2004, the Company either directly or through the Operating Partnership and subsidiaries owned a controlling interest in 123 operating retail properties (regional malls and community centers), collectively, the "Consolidated Centers" as well as 100% of General Growth Management, Inc. (GGMI) and other mixed-use commercial business properties and potential development sites. Five of such operating retail properties are owned jointly with venture partners.

                                    6 of 48

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

As of March 31, 2004, the Company holds ownership interests in the following joint ventures, collectively, the "Unconsolidated Real Estate Affiliates", as described in Note 3:

                                                       NUMBER OF
                                      VENTURE        REGIONAL MALL        COMPANY OWNERSHIP
           LEGAL NAME                  NAME         SHOPPING CENTERS   STRUCTURE AND PERCENTAGE
--------------------------------   --------------   ----------------   ------------------------
GGP/Homart, Inc.                   GGP/Homart             22*              50% common stock
GGP/Homart II, L.L.C.              GGP/Homart II          10             50% LLC membership
                                                                               interest

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

Westlake Retail Associates, Ltd.   Circle T                1**         50% general partnership
                                                                               interest

                                                          --
Total                                                     42
                                                          ==

(*) Including 3 regional mall shopping centers owned jointly with venture partners.

(**) Not operational as currently under development.

For the purposes of this report, the 42 regional mall shopping centers listed above are collectively referred to as the "Unconsolidated Centers" and, together with the Consolidated Centers, comprise the "Company Portfolio".

PREFERRED AND COMMON STOCK

General Growth had issued 13,500,000 Depositary Shares, each representing 1/40 of a share of 7.25% Preferred Income Equity Redeemable Stock, Series A ("PIERS"), or a total of 337,500 PIERS. During May 2003, General Growth called all of its outstanding PIERS and Depositary Shares for redemption on July 15, 2003. The Depositary Shares (and the related PIERS) were converted at the rate of 1.8891 shares of Common Stock per Depositary Share and therefore, a total of 12,540,186 shares of Common Stock were issued on July 15, 2003 as a result of this redemption and approximately $17 was paid in cash to redeem fractional shares of PIERS held. The Depositary Shares had been convertible at any time, at the option of the holder, into shares of Common Stock at the rate of 1.8891 shares of Common Stock per Depositary Share. Although no Depositary Shares had been converted at December 31, 2002, at March 31, 2003 holders of approximately 88,730 Depositary Shares had elected to convert to, and such Depositary Shares were converted to, Common Stock. Holders of an additional 6,773,070 Depositary Shares elected to convert to Common Stock through July 14, 2003. A total of 12,963,357 shares of Common Stock were issued as a result of such voluntary conversions. The PIERS and the Depositary Shares had been subject to mandatory redemption by General Growth on July 15, 2008 at a price of $1,000 per PIERS, plus accrued and unpaid dividends, if any, to the redemption date. Accordingly, the PIERS were reflected in the accompanying consolidated financial statements at such liquidation or redemption value.

During 2002 and 2003, other classes of preferred stock of General Growth were created to permit the future potential conversion of certain equity interests
(i) assumed by the Company in conjunction with the JP Realty (as described and defined below) acquisition or (ii) created in conjunction with other acquisitions, into General Growth equity interests. As no such preferred stock has been issued and, for certain classes of such preferred stock the conditions to allow such a conversion have not yet occurred, such additional classes of preferred

                                    7 of 48

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

stock have not been presented in the accompanying consolidated balance sheets for March 31, 2004 and December 31, 2003.

General Growth has reserved for issuance up to 3,000,000 shares of Common Stock under the Dividend Reinvestment and Stock Purchase Plan ("DRSP"). The DRSP, in general, allows participants in the plan to make purchases of Common Stock from dividends received or additional cash investments. Although the purchase price of the Common Stock is determined by the current market price, the purchases are made without fees or commissions. General Growth has and will satisfy DRSP Common Stock purchase needs through the issuance of new shares of Common Stock or by repurchases of currently outstanding Common Stock. As of March 31, 2004, an aggregate of 405,920 shares of Common Stock has been issued under the DRSP.

MINORITY INTEREST

As of March 31, 2004, General Growth owned an approximate 80% general partnership interest in the Operating Partnership. The remaining approximate 20% minority interest in the Operating Partnership is held by limited partners that include trusts for the benefit of the families of the original stockholders who initially owned and controlled the Company and subsequent contributors of properties to the Company. These minority interests are represented by the Units. The Units can be redeemed at the option of the holders for cash or, at General Growth's election with certain restrictions, for shares of Common Stock on a one-for-one basis. The holders of the Units also share equally with General Growth's common stockholders on a per share basis in any distributions by the Operating Partnership on the basis that one Unit is equivalent to one share of Common Stock.

Changes in outstanding Operating Partnership Units (excluding the Preferred Units) for the three months ended March 31, 2004 and for the year ended December 31, 2003, were as follows:

                                     UNITS
                                     -----
December 31, 2002                  58,668,741
   Exchanges for Common Stock      (2,956,491)
                                   ----------

December 31, 2003                  55,712,250
   Exchanges for Common Stock         (33,582)
                                   ----------
March 31, 2004                     55,678,668
                                   ==========

During May 2000, the Operating Partnership formed GGPLP L.L.C., a Delaware limited liability company (the "LLC"), by contributing its interest in a portfolio of 44 Consolidated Centers to the LLC in exchange for all of the common units of membership interest in the LLC. As of March 31, 2004, the LLC, due to subsequent acquisitions by the Company, owned 105 of the Consolidated Centers. A total of 940,000 redeemable preferred units of membership interest in the LLC (the "RPUs") have been issued by the LLC. Holders of the RPUs are entitled to receive cumulative preferential cash distributions per RPU at a per annum rate of 8.95% of the $250 per RPU liquidation preference thereof (or $5.59375 per RPU per quarter) prior to any distributions by the LLC to the Operating Partnership. Subject to certain limitations, the RPUs may be redeemed in cash by the LLC for the liquidation preference amount plus accrued and unpaid distributions and may be exchanged by the holders of the RPUs for an equivalent amount of redeemable preferred stock of General Growth. Such preferred stock provides for an equivalent 8.95% annual preferred distribution and is redeemable at the option of General Growth for cash equal to the liquidation preference amount plus accrued and unpaid distributions. The RPUs outstanding at March 31, 2004 and December 31, 2003 have been reflected in the accompanying consolidated financial statements as a component of minority interest-preferred as detailed below.

                                    8 of 48

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

In addition, 20,000 8.25% cumulative preferred units (the "CPUs") have been issued by the LLC. The holders of these CPUs are entitled to receive cumulative preferential cash distributions per CPU at a per annum rate of 8.25% of the $250 per RPU liquidation preference thereof (or $5.15625 per RPU per quarter), prior to any distributions by the LLC to the Operating Partnership. The CPUs outstanding at March 31, 2004 have been included in the accompanying consolidated financial statements as a component of minority interest-preferred as detailed below.

On July 10, 2002, the Company acquired JP Realty, Inc. ("JP Realty"), a publicly-held real estate investment trust, and its operating partnership subsidiary, Price Development Company, Limited Partnership ("PDC"). The acquisition price included the assumption of approximately $116,000 of existing cumulative preferred operating partnership units in PDC (510,000 PDC Series A 8.75% units redeemable commencing April 23, 2004, 3,800,000 PDC Series B 8.95% units redeemable commencing July 28, 2004 and 320,000 PDC Series C 8.75% units redeemable commencing May 1, 2005). During March 2004, PDC notified the holders of the Series A PDC units that all of such units would be redeemed on its first potential redemption date. Accordingly, on April 23, 2004 the Company, through a capital contribution to PDC, caused PDC to redeem 100% of the Series A units. Such redemption (approximately $12,750) was funded through increased borrowings on the Company's credit facilities and such amount has been reflected as a liability as of March 31, 2004. Each unit of each series of the cumulative redeemable preferred units in PDC has a liquidation value of $25 per unit and is convertible at the option of the preferred unit holder in 2009 (2010 for the PDC Series C Units) into 0.025 shares of a newly created series of General Growth preferred stock ($1,000 per share base liquidation preference) with payment and liquidation rights comparable to such preferred unit. Holders of common units of limited partnership interest in PDC were entitled to receive $26.10 per unit in cash or, at the election of the holder, .522 8.5% Series B Preferred Units per unit. Based upon the elections of such holders, 1,426,393 Series B Preferred Units in the Operating Partnership were issued and the holders of the remaining common units of limited partnership interest of PDC received approximately $23,600 in cash.

                                    9 of 48

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

The following is a detailed listing of the components of minority interest-preferred at March 31, 2004 and December 31, 2003.


                                                                          Per Unit     Carrying Amount
                                            Coupon  Issuing   Number    Liquidation   ------------------
              Security Type                  Rate   Entity   of Units    Preference     2004      2003
              -------------                 ------  -------  ---------  -----------   --------  --------
Perpetual Preferred Units

CPU                                          8.25%    LLC       20,000  $    250      $  5,000  $  5,000
PDC Series A-                                8.75%    PDC      510,000        25             -*   12,750
PDC Series C-                                8.75%    PDC      320,000        25         8,000     8,000
RPU                                          8.95%    LLC      940,000       250       235,000   235,000
PDC Series B-                                8.95%    PDC    3,800,000        25        95,000    95,000
                                                                                       343,000   355,750

Convertible Preferred Units

Series D-Foothills Mall (Note 2)             6.50%   GGPLP     532,750        50        26,637    26,637
Series E-Four Seasons Town Centre (Note 2)   7.00%   GGPLP     502,658        50        25,132         -
Series C-Glendale Galleria                   7.00%   GGPLP     822,626        50        41,131    41,131
Series B-JP Realty                           8.50%   GGPLP   1,426,393        50        71,320    71,320
                                                                                       164,220   139,088

Other preferred stock of consolidated         N/A   various        373     1,000           373       373
subsidiaries

Total Minority Interest-Preferred                                                     $507,593  $495,211

* Carrying amount of $12,750 reclassified to liabilities due to redemption notice issued in March 2004.

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership consisting of the Consolidated Centers, GGMI and the unconsolidated investments in GGP/Homart, GGP/Homart II, GGP/Teachers, GGP Ivanhoe, GGP Ivanhoe IV, Circle T, Quail Springs and (through March 1, 2004-see Note 2) Town East. Included in the consolidated financial statements are five joint ventures, which are jointly owned with non-controlling independent joint venturers. Income allocated to minority interests includes the share of such properties' operations (generally computed as the respective joint venture partner ownership percentage) applicable to such non-controlling venturers. All significant intercompany balances and transactions have been eliminated.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair statement of the financial position of the Company as of March 31, 2004 and the results of operations and cash flows for the three months ended March 31, 2004 and 2003 have been included. The results for the interim periods ended March 31, 2004 and 2003 are not necessarily indicative of the results to be obtained for the full fiscal year.

EARNINGS PER SHARE ("EPS")

Basic per share amounts are based on the weighted average of common shares outstanding of 217,553,027 for 2004 and 187,784,548 for 2003. Diluted per share amounts are based on the total weighted average number of common shares and dilutive securities (such as stock options and, for 2003, PIERS) outstanding of 218,478,755 for 2004 and 213,696,204 for 2003. However, certain stock options outstanding were not included in the computation of diluted earnings per share either because the exercise price of the stock options was higher than

                                    10 of 48

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

the average market price of the Common Stock for the applicable periods and therefore, the effect would be anti-dilutive or because the conditions which must be satisfied prior to the issuance of any such shares were not achieved during the applicable periods. The outstanding Units have also been excluded from the Company's calculation of diluted earnings per share as there would be no net effect on the reported EPS amounts since the minority interests' share of income would also be added back to net income.

The following are the reconciliations of the numerators and denominators of the basic and diluted EPS.

                                                                              Three Months Ended
                                                                                   March 31,
                                                                        2004                     2003
                                                                ---------------------   ----------------------
                                                                  Basic     Dilutive      Basic      Dilutive
                                                                ---------   ---------   ---------    ---------
Numerators:
Income from continuing operations                               $  59,123   $  59,123   $  48,297    $  48,297
         Dividends on PIERS (preferred stock dividends)                 -           -      (6,077)*          -
                                                                ---------   ---------   ---------    ---------
         Income from continuing operations available to
           common stockholders                                     59,123      59,123      42,220       48,297
         Discontinued operations, net                                   -           -       3,291        3,291
                                                                ---------   ---------   ---------    ---------
Net income available to common stockholders - for basic
  and diluted EPS                                               $  59,123   $  59,123   $  45,511    $  51,588
                                                                =========   =========   =========    =========

Denominators:
Weighted average common shares
  outstanding (in thousands) - for basic EPS                      217,553     217,553     187,785      187,785
                                                                =========               =========
Effect of dilutive securities - options (and PIERS for 2003*)                     926                   25,911
                                                                            ---------                ---------
Weighted average common shares
  outstanding (in thousands) - for diluted EPS                                218,479                  213,696
                                                                            =========                =========

* For the three months ended March 31, 2003, the effect of the issuance of the PIERS is dilutive and, therefore, no adjustment of net income is made as the PIERS dilution is reflected in the denominator of the diluted EPS calculation.

NOTES RECEIVABLE - OFFICERS

During 1998, the Company made available to certain officers the ability to issue promissory notes in connection with their exercise of options to purchase shares of the Company's Common Stock. From April 9, 1998 to April 30, 2002 an aggregate of $24,997 in advances were made to such officers in connection with their exercise of options to purchase an aggregate of 2,703,000 shares of Common Stock.

As of April 30, 2002, the Company's Board of Directors decided to terminate the availability of loans to officers to exercise options on the Common Stock. In conjunction with this decision, the Company and the officers restructured the terms of the promissory notes, including the approximately $2,823 previously advanced in the form of income tax withholding payments made by the Company on behalf of such officers. The previous notes, which bore interest at a rate equal to LIBOR plus 50 basis points, were full recourse to the officers, were collateralized by the shares of Common Stock issued upon exercise of such options, provided for quarterly payments of interest and were payable to the Company on demand. Each of the officers repaid no less than 60% of the principal and 100% of the interest due under such officer's note as of April 30, 2002 and the remaining amounts, approximately $10,141 as of April 30, 2002, were represented by amended and restated promissory notes. These amended and restated, fully recourse notes are payable in monthly installments of principal and interest (at a market rate which varies monthly computed at LIBOR (1.09% at March 31, 2004) plus 125 basis points per annum) until fully repaid in May 2009 (or within 90 days of the officer's separation from the Company, if earlier). As of March 31, 2004, the current outstanding balance under the promissory notes was $6,985, of which approximately $748 relating to income tax withholding payments has been reflected in prepaid expenses and other assets and approximately $6,237 has been reflected as a reduction of Stockholders' Equity.

                                    11 of 48

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

REVENUE RECOGNITION

Minimum rent revenues are recognized on a straight-line basis over the term of the related leases. As of March 31, 2004, approximately $80,433 has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant accounts receivable, net in the accompanying consolidated financial statements. Also included in consolidated minimum rents for the three months ended March 31, 2004 and 2003 is approximately $5,557 and $2,539, respectively, of accretion related to the below-market leases at properties acquired as provided by SFAS 141 and
142. In addition, amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates have been included in minimum rents. Such termination income was approximately $2,989 and $3,508, respectively, for the three months ended March 31, 2004 and 2003. Overage rents are recognized on an accrual basis once tenant sales revenues exceed contractual tenant lease thresholds. Recoveries from tenants computed as a formula related to taxes, insurance and other shopping center operating expenses are recognized as revenues in the period the applicable costs are incurred. The Company provides an allowance for doubtful accounts against the portion of accounts receivable, including straight-line rents, which is estimated to be uncollectible. Such allowances are reviewed periodically based upon the recovery experience of the Company. Management fees primarily represent GGMI management and leasing fees and financing fees and other ancillary services performed by the Company for the benefit of its Unconsolidated Real Estate Affiliates. Such fees are recognized as revenues when earned. Fees recognized by the Company in the three months ended March 31, 2004 and 2003 from its Unconsolidated Real Estate Affiliates for services performed for the Unconsolidated Centers were $14,353 and $18,317, respectively.

FINANCIAL INSTRUMENTS

The Company uses derivative financial instruments to reduce risk associated with interest rate fluctuations. In some cases, a lender has required the Company to reduce volatility associated with interest rate risk exposure on variable-rate borrowings. In other instances, the Company chose to reduce its exposure to interest rate risk. In order to limit interest rate risk on variable-rate borrowings, the Company may enter into interest rate swap or interest rate cap agreements to hedge interest rate risks.

The Company's only hedging activities are the cash flow hedges represented by its interest rate cap and swap agreements relating to its commercial mortgage-backed securities (Note 4). These agreements either place a limit on the effective rate of interest the Company will bear on such variable rate obligations or fix the effective interest rate on such obligations to a certain rate. The Company has concluded that these agreements are highly effective in achieving its objective of reducing its exposure to variability in cash flows relating to these variable rate obligations in any interest rate environment for loans subject to swap agreements and for loans with related cap agreements, when LIBOR rates exceed the strike rates of the agreements. However, current accounting standards also require that the Company fair value the interest rate cap and swap agreements as of the end of each reporting period. In conjunction with the GGP MPTC financing (as defined and more fully described in Note 4), certain interest rate cap agreements were purchased and sold. These purchased and sold interest rate cap agreements do not qualify for hedge accounting and changes in the fair values of these agreements are reflected in interest expense. Finally, certain interest rate swap agreements were entered into with the objective of fixing the interest rates on portions of the Company's variable rate financing. These swap agreements have been designated as cash flow hedges on $375,000 of the Company's consolidated variable rate debt. For the three months ended March 31, 2004 and 2003, the Company has recorded approximately $326 and $79, respectively, of other comprehensive gain due to increases in the current fair value of such swap agreements.

                                    12 of 48

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

COMPREHENSIVE INCOME

Comprehensive income is a more inclusive financial reporting methodology that encompasses net income and all other changes in equity except those resulting from investments by and distributions to equity holders. Included in comprehensive income but not net income are unrealized gains or losses on marketable securities classified as available-for-sale and unrealized gains or losses on financial instruments designated as cash flow hedges as described above. Also included in comprehensive income for the three months ended March 31, 2004, is approximately $83 representing the 2004 change in the fair value of plan assets relating to a frozen pension plan of Victoria Ward assumed by the Company upon acquisition.

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

STOCK INCENTIVE PLANS

General Growth has incentive stock plans designed to attract and retain officers and key employees. During 2003, the 1993 Stock Incentive Plan expired as provided by its terms. Accordingly, the Company, as approved in May 2003 at the annual meeting of its stockholders, established a new incentive stock plan (the "2003 Incentive Stock Plan") to replace the 1993 Stock Incentive Plan. The terms of the 2003 Incentive Stock Plan are similar to those of the 1993 Stock Incentive Plan but provide for the issuance of up to 9,000,000 shares of Common Stock pursuant to the plan. The Company's incentive stock plans provide for stock and option grants to employees in the form of restricted and unrestricted stock grants, options that vest generally over a fixed period of time (generally, grants pursuant to the 2003 Incentive Stock Plan and the 1993 Stock Incentive Plan) and in the form of threshold-vesting stock options ("TSOs") (generally, grants pursuant to the Company's 1998 Incentive Plan).

Pursuant to the Company's stock incentive plans, the exercise price of the TSOs to be granted to a participant will be the Fair Market Value ("FMV") of a share of Common Stock on the date the TSO is granted. The threshold price (the "Threshold Price") which must be achieved in order for the TSO to vest will be determined by multiplying the FMV on the date of grant by the Estimated Annual Growth Rate (currently set at 7%) and compounding the product over a five-year period. Shares of the Common Stock must achieve and sustain the Threshold Price for at least 20 consecutive trading days at any time over the five years following the date of grant in order for the TSO to vest. All TSOs granted prior to 2004 have vested as described below and have a ten year term. Any future TSOs granted must vest within five years of the grant date in order to avoid forfeiture. The TSOs granted in 2004 provide that, upon vesting, they must be exercised by the holder within 30 days after vesting. Increases in the price of the Common Stock since the respective grant dates caused the TSOs granted in 1999, 2000 and 2001 to become vested in 2002 and the TSOs granted in 2002 and 2003 to become vested in 2003 as detailed below. The vesting of the TSOs resulted in the recognition of approximately $14,908 of compensation expense in the year ended December 31, 2003. The aggregate number of shares of Common Stock which may be subject to TSOs issued pursuant to the 1998 Incentive Plan may not exceed 6,000,000, subject to certain customary adjustments to prevent dilution.

                                    13 of 48

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

The following is a summary of the TSOs that have been awarded as of March 31, 2004:

                                                                    TSO GRANT YEAR
                                              2004          2003        2002        2001        2000        1999
                                         -------------    --------    --------    --------    --------    --------
Exercise price                           $       30.94   $   16.77   $   13.58   $   11.58   $    9.99   $   10.56
Threshold Vesting
   Stock Price                           $       43.39   $   23.52   $   19.04   $   16.23   $   14.01   $   14.81
Fair value of options on grant date      $        1.59   $    1.31   $    1.13   $    0.74   $    0.50   $    0.45
Original Grant Shares                        1,031,480     900,000     779,025     989,988     913,047     941,892
Forfeited at March 31, 2004                    (10,736)    (57,384)   (118,260)   (145,842)   (216,426)   (281,985)
Vested and exchanged for cash
   at March 31, 2004                                 -    (549,594)   (495,693)   (610,011)   (531,588)   (460,623)
Vested and exercised at March 31, 2004               -    (122,079)   (102,651)   (167,520)   (147,000)   (189,381)
                                         -------------   ---------   ---------   ---------   ---------   ---------
1998 Incentive Plan TSOs outstanding
   at March 31, 2004                         1,020,744     170,943      62,421      66,615      18,033       9,903
                                         =============   =========   =========   =========   =========   =========

During the second quarter of 2002, the Company elected to adopt the fair value based employee stock-based compensation expense recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"), prospectively. The Company had previously applied the intrinsic value based expense recognition provisions set forth in APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123 states that the adoption of the fair value based method is a change to a preferable method of accounting. The transition rules for adoption of SFAS 123 provide that prior grants of options, whether from the Company's 1993 Stock Incentive Plan (now expired) or the 1998 Incentive Plan, are accounted for under APB 25. Had compensation costs for such prior grants of options been recorded under SFAS 123, the Company's net income available to common stockholders and earnings per share would have been nominally reduced but there would have been no effect on reported basic or diluted earnings per share.

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

RECLASSIFICATIONS

Certain amounts in the 2003 consolidated financial statements have been reclassified to conform to the current year presentation.

                                    14 of 48

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

On August 27, 2003, the Company acquired Lynnhaven Mall, an enclosed mall in Virginia Beach, Virginia for approximately $256,500. The consideration (after certain prorations and adjustments) was paid in the form of cash borrowed under an existing unsecured credit facility and a $180,000 interest-only acquisition loan. The acquisition loan currently bears interest at a rate per annum of LIBOR plus 125 basis points and is scheduled to mature in August 2008, assuming the exercise of three one-year, no-cost extension options.

On October 14, 2003, the Company acquired Sikes Senter, an enclosed mall located in Wichita Falls, Texas. The purchase price was approximately $61,000, which was paid at closing with an interest-only acquisition loan of approximately $41,500 bearing interest at a rate per annum of LIBOR plus 70 basis points. The loan is scheduled to mature in November 2008, assuming all no-cost extension options are exercised. The balance of the purchase price was from cash on hand and amounts borrowed under the Company's credit facilities.

On October 29, 2003, the Company acquired The Maine Mall, an enclosed mall in Portland, Maine. The purchase price paid for The Maine Mall was approximately $270,000 (subject to certain prorations and adjustments). The consideration was paid in the form of cash borrowed under the Company's credit facilities and an approximately $202,500 acquisition loan. During March 2004, a $40,500 paydown was made and the

                                    15 of 48

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

loan now bears interest at LIBOR plus 125 basis points. The loan requires monthly payments of interest-only and matures in October 2008, assuming exercise by the Company of all no-cost extension options.

On October 31, 2003, the Company acquired Glenbrook Square, an enclosed mall in Fort Wayne, Indiana. The purchase price paid for Glenbrook Square was approximately $219,000 (subject to certain prorations and adjustments). The consideration was paid from cash on hand, including proceeds from refinancings of existing long-term debt and by an approximately $164,250 acquisition loan which initially bears interest at LIBOR plus 80 basis points. After April 10, 2004, depending upon certain factors, the interest rate spread per annum could vary from 85 basis points to 185 basis points. The loan requires monthly payments of interest-only and is scheduled to mature in April 2009, assuming the exercise by the Company of all no-cost extension options.

On December 5, 2003, the Company acquired Foothills Mall, which includes four adjacent retail properties in Fort Collins, Colorado. The purchase price paid was approximately $100,500 (subject to certain prorations and adjustments). The consideration was paid from cash on hand, including borrowings under an existing line of credit, approximately $45,750 in assumed debt and approximately $26,637 in new 6.5% preferred units of limited partnership in the Operating Partnership ("Series D"). The assumed debt requires monthly payments of principal and interest, bears interest at a weighted average rate per annum of approximately 6.6% and matures in September 2008.

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

On January 7, 2004, the Company acquired a 50% membership interest in a limited liability company ("Burlington LLC") which owns Burlington Town Center, an enclosed mall in Burlington, Vermont. The aggregate consideration for the 50% ownership interest in Burlington Town Center was approximately $10,250 (subject to certain prorations and adjustments). Approximately $9,000 was funded in cash by the Company at closing and the remaining amounts are to be funded in cash in 2004 when certain conditions related to the property are satisfied. In addition, at closing the Company made a $31,500 mortgage loan to Burlington LLC to replace the existing mortgage financing which had been collateralized by the property. The new mortgage loan requires monthly payments of interest only, bears interest at a rate per annum of 5.5% and is scheduled to mature in January 2009. The Company has an annual preferential return of 10% on its initial investment and has an option to purchase the remaining 50% interest in Burlington LLC on or before January 2007 at a price based on a formula related to the Company's initial purchase price. Based on such annual preferential return, 100% of available cash flows and therefore 100% (excluding specific items individually allocated to the unaffiliated venture partners) of the venture net income, has been allocated to the Company. Management and leasing responsibilities for the property were assumed by GGMI effective on the closing date. Finally, as the rights held by the unaffiliated venture partners are primarily protective in nature, this investment has been fully consolidated by the Company.

                                    16 of 48

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

On January 16, 2004, the Company acquired Redlands Mall, an enclosed mall in Redlands, California. The purchase price paid for the property (for which the current intention is to fully redevelop) was approximately $14,250 (subject to certain prorations and adjustments). The consideration was paid in cash from cash on hand, including proceeds from borrowings under the Company's credit facilities.

On March 1, 2004, the Company acquired the remaining 50% general partnership interest in Town East Mall in Mesquite, Texas from its unaffiliated joint venture partner. The purchase price for the 50% ownership interest was approximately $44,500, which was paid in cash from cash on hand, including proceeds from borrowings under the Company's credit facilities. Upon acquisition of the remaining 50% ownership interest, 100% of the operations of Town East Mall are reflected in the Company's consolidated financial statements.

On March 5, 2004, the Company acquired Four Seasons Town Centre, an enclosed mall in Greensboro, North Carolina. The purchase price paid was approximately $161,000 (subject to certain prorations and adjustments). The consideration was paid by the assumption of approximately $134,400 in existing long-term non-recourse mortgage debt (bearing interest at a rate per annum of approximately 5.6% and scheduled to mature in December 2013), approximately $25,100 in 7% preferred units of Operating Partnership interest and the remaining amounts in cash, primarily from amounts borrowed under the Company's credit facilities. Immediately following the closing, the Company prepaid approximately $22,400 of such assumed debt using cash on hand. The $25,100 of 7% preferred units are comprised of 502,658 Series E preferred units which are convertible, with certain restrictions, at any time by the holder to Units (initially at a rate of approximately 1.298 Units for each Series E unit).

All acquisitions completed through March 31, 2004 were accounted for utilizing the purchase method of accounting and accordingly, the results of operations are included in the Company's results of operations from the respective dates of acquisition. The Company has used estimates of future cash flows and other valuation techniques to allocate the purchase price of acquired property between land, buildings and improvements, tenant allowances, equipment and other identifiable debit and credit intangibles such as amounts related to in-place leases and acquired below-market leases. Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between (i) the contractual amounts to be paid pursuant to the in-place leases and (ii) the Company's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above- and below-market lease values are amortized as adjustments to rental income over the remaining non-cancelable terms of the respective leases.

This allocation has resulted in the recognition upon acquisition of additional consolidated intangible assets (acquired in-place leases) and deferred credits (acquired below-market leases) of approximately $72,850 and $107,807, respectively, relating to the Company's 2002, 2003 and 2004 (calculations for 2004 not yet finalized as of the date of this report) real estate purchases. These intangible assets and liabilities, and similar assets and liabilities from the Company's Unconsolidated Real Estate Affiliates, are being amortized over the terms of the acquired leases which resulted in additional 2004 and 2003 net income, including the Company's share of such items from its Unconsolidated Real Estate Affiliates, of approximately $5,053 and $2,152, respectively. Due to existing contacts and relationships with tenants at its currently owned properties and at properties currently managed for others, no significant value has been ascribed to the tenant relationships which exist at the properties acquired in 2002, 2003 or 2004.

In addition to the purchases which have occurred through March 31, 2004, the Company has entered into four contracts to acquire properties as follows:

On April 12, 2004, the Company entered into an agreement to acquire a 100% interest in The Grand Canal Shoppes within the Venetian Casino Resort (the "Venetian") in Las Vegas, Nevada. The aggregate

                                    17 of 48

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

consideration for The Grand Canal Shoppes will be approximately $766,000. The acquisition is expected to be funded by a combination of new five-year non-recourse fixed rate mortgage debt and a new five-year fixed rate unsecured term loan. The transaction is expected to close on or before May 17, 2004. The Grand Canal Shoppes is situated within the Venetian on Las Vegas Boulevard and opened in 1999. The Grand Canal Shoppes is comprised of three major components:
(1) approximately 407,077 square feet of Gross Leasable Area ("GLA") located on two levels and situated within the Venetian complex; (2) a three-story, retail annex containing approximately 38,074 square feet of GLA with direct retail frontage onto Las Vegas Boulevard; and (3) approximately 91,063 square feet of GLA located on the hotel/casino level of the Venetian including the Grand Lux Cafe.

Pursuant to a separate agreement (the "Phase II Agreement"), the Company also agreed to acquire the multi-level retail space that is planned to be part of The Palazzo (the working title of The Venetian's Phase II property), a new approximately 3,000 room hotel/casino that will be connected to the existing Venetian and the Sands Expo and Convention Center facilities (the "Phase II Acquisition"). The Palazzo is currently under development and is expected to be completed by late 2006 or early 2007. If completed as specified under the terms of the Phase II Agreement, the Company will purchase, payable upon grand opening, the Phase II Acquisition retail space at a price computed on a 6% capitalization rate on the net operating income of the Phase II retail space ("Phase II NOI"), as defined, up to $38,000 and on a capitalization rate of 8% on Phase II NOI in excess of $38,000, all subject to a minimum purchase price of $250,000. Based on current preliminary plans and estimated rents, the actual purchase price would be more than double the minimum purchase price. The Phase II Acquisition is expected to be funded by a combination of cash on hand, available funds from credit facilities of the Company and from proceeds of new and replacement long term loans to be obtained and collateralized by new and currently-owned properties and unsecured term loans.

The Purchase Agreement and the Phase II Agreement are both subject to the satisfaction of separate and customary closing conditions.

On April 15, 2004 the Company entered into a contract to acquire a 50% interest in a joint venture which owns Riverchase Galleria, a 1.5 million square foot enclosed regional mall in Birmingham, Alabama. The acquisition price is expected to be approximately $166,000, which is expected to be paid by newly obtained variable rate debt and cash at closing, primarily from proceeds of refinanced mortgage debt and unsecured term loans. The closing is scheduled to occur in mid-May. GGMI will manage the property and one of the current joint venture partners will retain a 50% interest in the property.

In a separate agreement, the Company agreed with an independent third party and affiliates of the continuing 50% joint venture partner in the Riverchase Galleria, to acquire a 100% interest in the Mall of Louisiana, a 1.2 million square foot, two-level mall in Baton Rouge, Louisiana. The acquisition of the Mall of Louisiana will also include approximately 57 acres of developable land adjacent to the existing property. The Mall of Louisiana purchase agreement, entered into on April 20, 2004, provides for a purchase price of approximately $265,000, which is expected to be paid by newly obtained variable rate debt and cash at closing. The closing is scheduled to occur in mid-May. Such cash is expected to be obtained from newly arranged refinanced mortgage loans collateralized by new and currently-owned properties and unsecured term loans.

RENOVATIONS AND EXPANSIONS

The Company has an ongoing program of renovations and expansions at its properties including significant projects (projected expenditure in excess of $10,000) currently under construction at the following centers:

      -     Alderwood Mall in Lynnwood (Seattle), Washington (owned by
            GGP/Homart II)

      - Altamonte Mall in Altamonte Springs (Orlando), Florida (owned by GGP/Homart II)

      -     The Woodlands Mall in The Woodlands (Houston), Texas (owned by
            GGP/Homart)

                                    18 of 48

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

      -     Ala Moana Center in Honolulu, Hawaii

      -     River Falls Mall in Clarksville, Indiana

      -     Grand Teton Mall in Idaho Falls, Idaho

      -     Kenwood Towne Centre in Cincinnati, Ohio (owned by GGP/Teachers)

      -     Baybrook Mall in Friendswood, Texas

      -     First Colony Mall in Sugar Land (Houston), Texas (owned by
            GGP/Homart II)

The above listed projects represent a total projected expenditure (including the aggregate amount of projected expenditures of the Unconsolidated Centers at the Company's ownership percentage) of approximately $375,127.

DEVELOPMENTS

During 1998, the Company formed the Circle T joint venture to develop a regional mall in Westlake (Dallas), Texas as further described in Note 3 below. As of March 31, 2004, the Company had invested approximately $18,346 in the joint venture. The Company is currently obligated to fund additional pre-development costs of approximately $511. Total development costs are not finalized or committed but are anticipated to be funded from a construction loan that is expected to be obtained. The retail site, part of a planned community which is expected to contain a resort hotel, a golf course, luxury homes and corporate offices, is currently planned to contain up to 1.3 million square feet of tenant space including up to nine anchor stores, an ice rink and a multi-screen theater. The construction project is currently anticipated to be completed in 2006.

On June 23, 2002, the Company commenced construction of the Jordan Creek Town Center on a 200 acre site in West Des Moines, Iowa. As of March 31, 2004, the Company had invested approximately $89,540 in the project, including land costs. Total development costs are estimated to be approximately $200,000 and are anticipated to be funded from operating cash flow, current unsecured revolving credit facilities and/or a future project loan. At completion, currently scheduled for August 2004, the regional mall is planned to contain up to two million square feet of tenant space with up to three anchor stores, a hotel and an amphitheater.

The Company also owns and/or is investigating certain other potential development sites (representing a net investment of approximately $34,548), including sites in Toledo, Ohio; Rogers, Arkansas; Redlands, California; and South Sacramento, California but there can be no assurance that development of these sites will proceed.

NOTE 3 INVESTMENTS IN AND LOANS FROM UNCONSOLIDATED REAL ESTATE AFFILIATES

The Unconsolidated Real Estate Affiliates constitute the Company's investment in real estate joint ventures that own and/or develop shopping centers and other retail and investment property. The Company uses these joint ventures to limit its risk associated with individual properties and to reduce its capital requirements. The joint venture ownership structure is common in the real estate industry. Since the Company has joint interest and control of the properties with its venture partners, accounting principles generally accepted in the United States of America require that the Company account for these joint ventures using the equity method.

GGP/HOMART

The Company holds 50% of the common stock of GGP/Homart with the remaining ownership interest held by New York State Common Retirement Fund ("NYSCRF"), the Company's co-investor in GGP/Homart II (described below). At March 31, 2004, GGP/Homart owns twenty-two retail properties. GGP/Homart has elected to be taxed as a REIT for income tax purposes. The Company shares in the profits and losses, cash

                                    19 of 48

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

flows and other matters relating to GGP/Homart in accordance with its 50% ownership percentage. NYSCRF has an exchange right under the GGP/Homart Stockholders' Agreement which permits it to convert its ownership interest in GGP/Homart to shares of Common Stock of General Growth. If such exchange right is exercised, the Company may alternatively satisfy such exchange in cash.

GGP/HOMART II

GGP/Homart II, is a Delaware limited liability company which is owned equally by the Company and NYSCRF. At March 31, 2004, GGP/Homart II owned ten regional shopping malls, one of which was acquired in March 2001 and two of which were acquired in the fourth quarter of 2002. The remaining seven properties were contributed to GGP/Homart II by the Company or NYSCRF as part of their initial contributions. Certain of these seven malls were contributed subject to existing financing, as modified by certain replacement financing ("Retained Debt"), in order to balance the net equity values of the malls contributed by each of the venture partners. Such contribution arrangements between the Company and NYSCRF have the effect of the Company having an additional contingent obligation to fund any shortfalls GGP/Homart II may incur if the non-recourse debt (approximately $163,140 at March 31, 2004 with a current maturity of January 2007 assuming all no-cost extension options are exercised) related to Natick Mall is not funded by proceeds from any subsequent sales or refinancing of Natick Mall. In 2001, in connection with the refinancing of Montclair Plaza, NYSCRF's only remaining Retained Debt obligations were satisfied. According to the membership agreement between the venture partners, the Company and NYSCRF share in the profits and losses, cash flows and other matters relating to GGP/Homart II in accordance with their respective 50% ownership percentages.

GGP/TEACHERS

GGP/Teachers, is a limited liability company owned 50% by the Company and 50% by Teachers' Retirement System of the State of Illinois ("Illinois Teachers"). GGP/Teachers owns five regional shopping malls. According to the operating agreement between the venture partners, the Company and Illinois Teachers generally share in the profits and losses, cash flows and other matters relating to GGP/Teachers in accordance with their respective 50% ownership percentages. Also pursuant to the operating agreement, and in exchange for a reduced initial cash contribution by the Company, certain debt (approximately $19,363 at March 31, 2004) related to the properties was deemed to be Retained Debt and therefore, solely attributable to the Company. The Company would be obligated to fund any shortfalls of any subsequent sale or refinancing proceeds of the properties against their respective loan balances to the extent of such Retained Debt.

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

On July 1, 2003, as described in Note 2, the Company completed a transaction to acquire the 49% ownership interest in GGP Ivanhoe III held by Ivanhoe, bringing the Company's ownership to 100%. Concurrent with this transaction, ownership of one mall (Eastridge Mall) was transferred to GGP Ivanhoe IV, a newly-established joint venture owned 51% by the Company and 49% by Ivanhoe. Accordingly, GGP Ivanhoe III, which as of July 1, 2003 held a 100% ownership in seven enclosed regional malls, was fully consolidated in the Company's consolidated financial statements and GGP Ivanhoe IV, the owner of the Eastridge Mall, became an Unconsolidated Real Estate Affiliate.

                                    20 of 48

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

GGP IVANHOE IV

On July 1, 2003, concurrent with the Ivanhoe III transaction described above, the ownership of the Eastridge Mall was transferred to a new joint venture, GGP Ivanhoe IV. GGP Ivanhoe IV, which will elect to be taxed as a REIT, is owned 51% by the Company and 49% by Ivanhoe. The Company and Ivanhoe share in the profits and losses, cash flows and other matters relating to GGP Ivanhoe IV in accordance with their respective ownership percentages except that certain major operating and capital decisions (as defined in the stockholders' agreement) require the approval of both stockholders. Additionally, the stockholders' agreement provides that during the 30-day period following June 30, 2006 or the 30-day period following June 30, 2009, Ivanhoe shall have the right to require the Company to purchase all of the GGP Ivanhoe IV common stock held by Ivanhoe for a purchase price equal to the value of such GGP Ivanhoe IV common stock. The Company can satisfy this obligation in any combination of cash or Common Stock. Also in exchange for a reduced cash portion of the total purchase price paid by the Company in connection with the acquisition of Ivanhoe's interest in GGP Ivanhoe III, certain debt related to the property (approximately $39,169 at March 31, 2004) was deemed to be Retained Debt, and therefore, solely attributable to the Company. Following the acquisition of Ivanhoe's interest in GGP Ivanhoe III, the Company became obligated to fund all amounts related to such Retained Debt including any shortfalls of any subsequent sale or refinancing proceeds of the property against the respective loan balance to the extent of such Retained Debt. The Company is accounting for GGP Ivanhoe IV using the equity method.

GGP IVANHOE

GGP Ivanhoe owns The Oaks Mall in Gainesville, Florida and Westroads Mall in Omaha, Nebraska. The Company owns a 51% common stock ownership interest in GGP Ivanhoe and Ivanhoe owns the remaining 49% ownership interest. Other than the absence of a right of Ivanhoe to require the Company to acquire the ownership interest of Ivanhoe, the terms of the stockholders' agreement are similar to those of the GGP Ivanhoe IV stockholders' agreement.

TOWN EAST /QUAIL SPRINGS

The Company owned a 50% general partnership interest in a joint venture which owns Town East Mall, located in Mesquite, Texas and owns a 50% general partnership interest in a joint venture which owns Quail Springs Mall in Oklahoma City, Oklahoma. On March 1, 2004 the Company acquired the remaining 50% general partnership interest in Town East from its unaffiliated joint venture partner. The purchase price for the 50% ownership interest in Town East was approximately $44,500, which was paid in cash from cash on hand, including proceeds from borrowings under the Company's credit facilities. The Company shared in the profits and losses, cash flows and other matters relating to Town East until March 1, 2004 in accordance with its ownership percentage of 50%. The Company continues to share in the profits and loss, cash flows and other matters relating to Quail Springs in accordance with its 50% ownership percentage.

CIRCLE T

The Company, through a wholly-owned subsidiary, owns a 50% general partnership interest in Westlake Retail Associates, Ltd. ("Circle T"). AIL Investment, LP, an affiliate of Hillwood Development Company, ("Hillwood") is the limited partner of Circle T. Circle T is currently developing the Circle T Ranch Mall, a regional mall in Dallas, Texas, scheduled for completion in 2006 as discussed in
Note 2. Development costs are expected to be funded by a construction loan to be obtained by the joint venture and capital contributions by the joint venture partners. As of March 31, 2004, the Company has made contributions of approximately $18,346 to the project for pre-development costs (and is currently obligated to fund approximately $511 of additional specified pre-development costs) and Hillwood has contributed approximately $11,200, mostly in the form of land costs

                                    21 of 48

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

and related pre-development costs. As certain major decisions concerning Circle T must be made jointly by the Company and Hillwood, the Company is accounting for Circle T using the equity method.

                                    22 of 48

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

SUMMARIZED COMBINED FINANCIAL INFORMATION OF UNCONSOLIDATED REAL ESTATE
AFFILIATES

The following is summarized financial information for the Company's Unconsolidated Real Estate Affiliates as of March 31, 2004 and December 31, 2003 and for the periods ended March 31, 2004 and 2003.

BALANCE SHEETS - UNCONSOLIDATED REAL ESTATE AFFILIATES

                                                        MARCH 31, 2004   DECEMBER 31, 2003
                                                        --------------   -----------------
Assets
          Land                                           $   518,938        $   532,036
          Buildings and equipment                          4,594,250          4,698,197
          Less accumulated depreciation                     (615,764)          (600,431)
          Developments in progress (*)                       122,879            100,197
                                                         -----------        -----------
             Net property and equipment                    4,620,303          4,729,999
          Investment in unconsolidated joint ventures         12,080             11,876
                                                         -----------        -----------
             Net investment in real estate                 4,632,383          4,741,875
          Cash and cash equivalents                           29,453            107,214
          Tenant accounts receivable, net                     76,556             82,091
          Deferred expenses, net                             119,020            120,159
          Prepaid expenses and other assets                  110,060             99,042
                                                         -----------        -----------
          Total assets                                   $ 4,967,472        $ 5,150,381
                                                         ===========        ===========

Liabilities and Owners' Equity
          Mortgage notes and other debt payable          $ 3,437,616        $ 3,542,173
          Accounts payable and accrued expenses              203,503            232,120
          Minority Interest                                      117                117
                                                         -----------        -----------
                                                           3,641,236          3,774,410
Owners' Equity                                             1,326,236          1,375,971
                                                         -----------        -----------
          Total liabilities and owners' equity           $ 4,967,472        $ 5,150,381
                                                         ===========        ===========

(*) At March 31, 2004 and December 31, 2003, amounts reflected as development in progress include approximately $29,525 and $29,481, respectively, of assets of the Circle T joint venture.

           COMPANY INVESTMENT IN UNCONSOLIDATED REAL ESTATE AFFILIATES

                                              2004         2003
                                           ----------   ----------
Owners' equity                             $1,326,236   $1,375,971
Less joint venture partners' equity          (761,926)    (794,402)
Loans and other, net                           41,788       49,044
                                           ----------   ----------
Company investment in and loans from
   Unconsolidated Real Estate Affiliates   $  606,098   $  630,613
                                           ==========   ==========

                                    23 of 48

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

STATEMENTS OF OPERATIONS - UNCONSOLIDATED REAL ESTATE AFFILIATES

                                                     THREE MONTHS ENDED
                                                          MARCH 31,
                                                       2004         2003
                                                    ---------    ---------
Revenues:
          Minimum rents                             $ 125,199    $ 144,855
          Tenant recoveries                            61,624       72,709
          Overage rents                                 2,397        2,008
          Other income                                  2,973        2,716
                                                    ---------    ---------
                     Total revenues                   192,193      222,288

Expenses:
          Real estate taxes                            17,957       21,201
          Repairs and maintenance                      14,440       17,032
          Marketing                                     6,387        7,304
          Other property operating costs               25,962       29,399
          Provision for doubtful accounts               1,382          362
          Property management and other costs          11,034       12,601
          General and administrative                      285          242
          Depreciation and amortization                38,524       42,407
                                                    ---------    ---------
                     Total expenses                   115,971      130,548

Operating income                                       76,222       91,740
Interest income                                           847        1,231
Interest expense                                      (40,980)     (47,330)
Equity in income of unconsolidated joint ventures       1,139        1,063
                                                    ---------    ---------
Net Income                                          $  37,228    $  46,704
                                                    =========    =========

COMPANY EQUITY IN EARNINGS OF UNCONSOLIDATED REAL ESTATE AFFILIATES

                                                 2004        2003
                                               --------    --------
Total net income of
  Unconsolidated Real Estate Affiliates        $ 37,228    $ 46,704
Joint venture partners' share of earnings of
  Unconsolidated Real Estate Affiliates         (18,608)    (23,199)
Amortization of capital or basis differences       (673)     (1,088)
Elimination of Unconsolidated Real Estate
  Affiliate loan interest                           (17)       (132)
                                               --------    --------
Company equity in earnings in
  Unconsolidated Real Estate Affiliates        $ 17,930    $ 22,285
                                               ========    ========

                                    24 of 48

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

NOTE 4 MORTGAGE NOTES AND OTHER DEBT PAYABLE

Mortgage notes and other debt payable reflected in the accompanying consolidated balance sheets at March 31, 2004 and December 31, 2003 consisted of the following:

                                                 MARCH 31, 2004   DECEMBER 31, 2003
Fixed-Rate debt:
         Mortgage notes and other debt payable     $4,544,136        $4,052,244
Variable-Rate debt:
         Mortgage notes payable*                    1,472,235         1,672,496
         Credit Facilities and bank loans             951,951           924,750
                                                   ----------        ----------
         Total Variable-Rate debt                   2,424,186         2,597,246
                                                   ----------        ----------
         Total                                     $6,968,322        $6,649,490
                                                   ==========        ==========

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

Certain properties are pledged as collateral for the related mortgage notes. Substantially all of the mortgage notes at March 31, 2004 are non-recourse to the Company. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium or a percentage of the loan balance. Certain loans have cross-default provisions and are cross-collateralized. Under certain cross-default provisions, a default under any mortgage notes included in a cross-defaulted package may constitute a default under all such mortgage notes in the package and may lead to acceleration of the indebtedness due on each property within the collateral package. In general, the cross-defaulted properties are under common ownership. However, GGP Ivanhoe debt collateralized by two GGP Ivanhoe centers (totaling $125,000) is cross-defaulted and cross-collateralized with debt (totaling $435,000) collateralized by eleven Consolidated Centers.

VARIABLE RATE DEBT
MORTGAGE NOTES AND OTHER DEBT PAYABLE

Variable rate mortgage notes and other debt payable at March 31, 2004 consist primarily of $477,985 of collateralized mortgage-backed securities, $918,250 of mortgage notes secured by individual properties, and $951,951 of unsecured debt substantially all of which is outstanding under the Company's 2003 Credit Facility

                                    25 of 48

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

as described below. Approximately $375,000 of the variable rate debt is currently subject to fixed rate swap agreements as described below. The loans bear interest at a rate per annum equal to LIBOR plus 60 to 250 basis points.

COMMERCIAL MORTGAGE-BACKED SECURITIES

In early December 2001, the Operating Partnership and certain Unconsolidated Real Estate Affiliates completed the placement of $2,550,000 of non-recourse commercial mortgage pass-through certificates (the "GGP MPTC"). The GGP MPTC was initially collateralized by 27 malls and one office building, including 19 malls then owned by certain Unconsolidated Real Estate Affiliates. At March 31, 2004, the GGP MPTC has a current outstanding balance of approximately $1,400,000 ($549,600 by Unconsolidated Real Estate Affiliates) and is collateralized by 14 malls and one office building, including 8 malls owned by Unconsolidated Real Estate Affiliates.

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

Concurrent with the issuance of the certificates, the Company purchased interest rate protection agreements (structured to limit the Company's exposure to interest rate fluctuations), and simultaneously an equal amount of interest rate protection agreements were sold to fully offset the effect of these agreements and to recoup a substantial portion of the cost of such agreements. Further, to achieve a more desirable balance between fixed and variable rate debt, the Company initially entered into certain swap agreements (notional amount equal to $666,933). Approximately $575,000 of such swap agreements were with independent financial services firms. The notional amounts of such swap agreements decline over time to an aggregate of $25,000 at maturity of the 51 month variable rate loans (assuming both 18 month no-cost extension options are exercised). These swap agreements convert the related variable rate debt to fixed rate debt currently bearing interest at a weighted average rate of 4.26% per annum. Such swap agreements have been designated as cash flow hedges and hedge the Company's exposure to forecasted interest payments on the related variable rate debt. The remaining approximately $91,933 of such swap agreements were with GGP Ivanhoe III to provide Ivanhoe with only variable rate debt. As of July 1, 2003, in conjunction with the acquisition of the remaining 49% of GGP Ivanhoe III, the swap agreements between the Company and GGP Ivanhoe III were cancelled (Note 3).

CREDIT FACILITIES

In conjunction with the 2002 acquisition of JP Realty, an existing $200,000 unsecured credit facility (the "PDC Credit Facility") with a balance of approximately $120,000 was assumed. At December 31, 2002,

                                    26 of 48

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

In April 2003, the Company reached an agreement with a group of banks to establish a new revolving credit facility and term loan (the "2003 Credit Facility") with initial borrowing availability of approximately $779,000 (which was subsequently increased to approximately $1,250,000). At closing, approximately $619,000 was borrowed under the 2003 Credit Facility, which has a term of three years and provides for partial amortization of the principal balance of the term loan in the second and third years. The proceeds were used to repay and consolidate existing financing including amounts due on the PDC Credit Facility (which was terminated upon repayment), the Term Loan and the JP Realty acquisition loan. The amount outstanding on the 2003 Credit Facility at March 31, 2004 was approximately $951,950. Amounts borrowed under the 2003 Credit Facility bear interest at a rate per annum of LIBOR plus 100 to 175 basis points depending upon the Company's leverage ratio. As of March 31, 2004, the applicable weighted average interest rate on the 2003 Credit Facility was 2.44%.

INTERIM FINANCING

In July 2002, in conjunction with the JP Realty acquisition, the Company obtained a new $350,000 loan from a group of banks. The loan was repaid in April 2003 with proceeds from the 2003 Credit Facility described above. The loan bore interest at a rate per annum equal to LIBOR plus 150 basis points and was scheduled to mature on July 9, 2003.

During August 2002, the Company, through Victoria Ward, arranged for an aggregate of $150,000 in loans from two separate groups of banks. On August 23, 2002, the Company borrowed an initial $80,000 and, on September 19, 2002, the Company borrowed an additional $70,000. The two-year loans provide for quarterly partial amortization of principal, bear interest at a rate per annum of LIBOR plus 100 basis points, and require the remaining balance (approximately $1 at March 31, 2004) to be paid at maturity (unless extended, under certain conditions, for an additional nine months).

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

                                    27 of 48

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

LETTERS OF CREDIT

As of March 31, 2004 and December 31, 2003, the Operating Partnership had outstanding letters of credit of approximately $10,830 and $11,830, respectively, primarily in connection with special real estate assessments and insurance requirements.

                                    28 of 48

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

NOTE 5 DISTRIBUTIONS PAYABLE

The following is a chart of the common and preferred distributions for the Company paid in 2004 and 2003. Since the most recent dividend declaration occurred subsequent to March 31, 2004, the amount paid on April 30, 2004 has not been accrued in the accompanying consolidated balance sheet. As described in
Note 1, and until redeemed on July 15, 2003, General Growth's preferred stock dividends to its preferred stockholders were in the same amount as the Operating Partnership's distributions to General Growth on the same dates with respect to the Preferred Units held by General Growth.

                            COMMON DISTRIBUTIONS
--------------------------------------------------------------------------------
                                                   GENERAL         OPERATING
                                                   GROWTH         PARTNERSHIP
DECLARATION   AMOUNT PER    RECORD     PAYMENT   STOCKHOLDERS   LIMITED PARTNERS
   DATE          SHARE       DATE       DATE        AMOUNT           AMOUNT
-----------   ----------   --------   --------   ------------   ----------------
 04/05/04      $  0.30     04/15/04   04/30/04     $ 65,357        $   16,704
 01/05/04         0.30     01/15/04   01/30/04       65,193            16,714
 10/01/03         0.30     10/15/03   10/31/03       64,402            17,423
 06/09/03         0.24     07/07/03   07/31/03       45,417            13,980
 03/14/03         0.24     04/03/03   04/30/03       45,230            13,994
 12/12/02         0.24     01/06/03   01/31/03       44,937            14,080

     PREFERRED DISTRIBUTIONS
---------------------------------
 RECORD     PAYMENT    AMOUNT PER
  DATE       DATE        SHARE
--------   --------   -----------
07/10/03   07/15/03    $ 0.5252*
04/03/03   04/15/03      0.4531
01/06/03   01/15/03      0.4531

*Final distribution as described in Note 1.

                                    29 of 48

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

The Company leases land or buildings at certain properties from third parties. Consolidated rental expense including participation rent related to these leases was $706 and $726 for the three months ended March 31, 2004 and 2003, respectively. The leases generally provide for a right of first refusal in favor of the Company in the event of a proposed sale of the property by the landlord.

The Company periodically enters into contingent agreements for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence and, in the case of property acquired under development, completion of the project.

NOTE 7 DISCONTINUED OPERATIONS - MCCRELESS MALL

On March 31, 2003, the Company sold McCreless Mall in San Antonio, Texas for aggregate consideration of $15,000 (which was paid in cash at closing). The Company recorded a gain of approximately $4,000 for financial reporting purposes on the sale of the mall. Pursuant to SFAS 144, the Company has reclassified the operations of McCreless Mall (approximately $859 in revenues and $292 in net income in the three months ended March 31, 2003) to discontinued operations for the 2003 consolidated financial statements and has reflected such amounts net of minority interests.

NOTE 8 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2004, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" ("VIEs"), to improve financial reporting of special purpose and other entities. The Company has adopted FIN 46 as of December 31, 2003. Certain VIEs that are qualifying special purpose entities ("QSPEs") will not be required to be consolidated under the provisions of FIN 46. In addition, FIN 46 expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities. The Company has certain special purpose entities, primarily created to facilitate the issuance of its commercial mortgage-backed securities (Note 4) and other securitized debt or to facilitate the tax-increment financing of certain improvements at its properties. Because these special purpose entities are QSPEs, which are exempted from consolidation, these special purpose entities are not required to be consolidated in the Company's consolidated financial statements. As the Company's Unconsolidated Real Estate Affiliates constitute businesses (as defined in FIN 46) or have operating agreements granting the independent third-party joint venturers substantive participating rights, the implementation of FIN 46 did not result in the consolidation of any previously unconsolidated affiliates.

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

                                    30 of 48

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

NOTE 9 PRO FORMA FINANCIAL INFORMATION

Due to the impact of the acquisitions made during 2003 and 2004 as described in
Note 2, the following pro forma financial information has been presented. The pro forma condensed consolidated statements of operations for the three months ended March 31, 2004 include adjustments for the acquisitions made during 2004 as described in Note 2 as if such transactions had occurred on January 1, 2004. The pro forma condensed consolidated statements of operations for the three months ended March 31, 2003 include adjustments for the acquisitions made during 2004 and 2003 as described in Note 2, as if such transactions had occurred on January 1, 2003. The pro forma information is based upon the historical consolidated statements of operations excluding extraordinary items, cumulative effect of accounting change and income (loss) from discontinued operations and does not purport to present what actual results would have been had the acquisitions, and related transactions, in fact, occurred at the previously mentioned dates, or to project results for any future period.

                                    31 of 48

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

                              PRO FORMA INFORMATION

                                                                                      Three Months Ended
                                                                                          March 31,
                                                                                      2004         2003
                                                                                    ---------    ---------
Revenues:
          Minimum rent                                                              $ 239,989    $ 236,178
          Tenant charges                                                              111,821      105,380
          Other                                                                        39,234       36,742
                                                                                    ---------    ---------
 Total revenues                                                                       391,044      378,300
                                                                                    ---------    ---------

 Expenses:
           Real estate taxes                                                           29,852       28,939
           Other property operating                                                   116,898      120,859
           Depreciation and amortization                                               80,126       70,977
                                                                                    ---------    ---------
 Total Expenses                                                                       226,876      220,775
                                                                                    ---------    ---------

 Operating Income                                                                     164,168      157,525

 Interest expense, net                                                                (94,908)     (91,986)
 Income allocated to minority interests                                               (26,679)     (27,744)
 Equity in income of unconsolidated affiliates                                         18,459       18,147
                                                                                    ---------    ---------

 Pro forma income from continuing operations (a)                                       61,040       55,942
 Pro forma convertible preferred stock dividends                                           --       (6,077)
                                                                                    ---------    ---------
 Pro forma income from continuing operations available to common stockholders (a)   $  61,040    $  49,865
                                                                                    =========    =========

 Pro forma earnings from continuing operations per share - basic (b)                $    0.28    $    0.27
 Pro forma earnings from continuing operations per share - diluted (b)              $    0.28    $    0.26

(a) The pro forma adjustments include management fee and depreciation modifications and adjustments to give effect to the acquisitions activity described above.

(b) Pro forma basic earnings per share are based upon weighted average common shares of 217,553,027 for 2004 and 187,784,548 for 2003. Pro forma diluted per share amounts are based on the weighted average common shares and the effect of dilutive securities (stock options, and for 2003, PIERS) outstanding of 218,478,755 for 2004 and 213,696,204 for 2003.

                                    32 of 48

                         GENERAL GROWTH PROPERTIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to numbered Notes are to specific footnotes to the Consolidated Financial Statements of the Company included in this Quarterly Report and which descriptions are incorporated into the applicable response by reference. The following discussion should be read in conjunction with such Consolidated Financial Statements and related Notes. Capitalized terms used, but not defined, in this Management's Discussion and Analysis of Financial Condition and Results of Operations have the same meanings as in such Notes.

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

MANAGEMENT'S CONTEXTUAL OVERVIEW & SUMMARY

The Company's primary business is the ownership, management, leasing and development of retail rental property. Management of the Company believes the most significant operating factor affecting incremental cash flow and net income is increased rents (either base rental revenue or overage rents) earned from tenants at the Company's properties. These rental revenue increases are primarily achieved by re-leasing existing space at higher current rents, increasing occupancy at the properties so that more space is generating rent and sales increases of the tenants, in which the Company participates through overage rents. Therefore, certain operating statistics of the properties owned by the Company are presented to indicate the trends of these factors. Readers of this management analysis of operations of the Company should focus on trends in such rental revenues as tenant expense recoveries and net management fees and expenses, are not as significant in terms of major net indicators of trends in cash flow or net income. In addition, management of the Company considers changes in interest rates to be the most significant external factor in determining trends in the Company's cash flow or net income from continuing operations. As detailed in our discussion of economic conditions and market risk in this section, interest rates could rise in future months, which could adversely impact the Company's future cash flow and net income. Finally, the following discussion of management's analysis of operations focuses on the consolidated financial statements presented in this Quarterly Report. Trends in Funds from Operations ("FFO") as defined by The National Association of Real Estate Investment Trusts ("NAREIT") have not been presented in this management discussion and analysis of operations, as FFO, under current SEC reporting guidelines, can only be considered a supplemental measure of Company operating performance.

The summary immediately above has discussed operating factors which affect incremental annual cash flow and net income for individual properties owned by the Company in all comparable periods. However, another significant factor for overall increases in annual Company cash flow and net income is the acquisition of additional properties. During 2003, the Company acquired 100% interests in 10 regional malls and additional ownership interests in 7 regional malls, for total consideration of approximately $2.0 billion. Through March 2004, the Company acquired 100% interests in 2 retail properties, the remaining 50% interest in one retail

                                    33 of 48

                         GENERAL GROWTH PROPERTIES, INC.

property and a 50% interest in one retail property, all for an aggregate consideration of approximately $230 million. Readers of this management analysis of operations should note that, as described in the results of operations discussion below, the major portion of increases in cash flow and net income versus prior years are due to the continued acquisition of property.

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

      -     governmental and public policy changes

      - changes in applicable laws, rules and regulations (including changes in tax laws)

      -     the ability to obtain suitable equity and/or debt financing

      - the continued availability of financing in the amounts and on the terms necessary to support the Company's future business

SEASONALITY

The business of our tenants and the Company's business are both seasonal in nature. Our tenants' stores typically achieve higher sales levels during the fourth quarter because of the holiday selling season, and with lesser, though still significant, sales fluctuations associated with the Easter holiday and back-to-school events. Although the Company has a year-long temporary leasing program, a significant portion of the rents received from short-term tenants are collected during the months of November and December. In addition, the majority of our tenants have December or January lease years for purposes of calculating annual overage rent amounts. Accordingly, overage rent thresholds are most commonly achieved and recorded in the Company's fourth quarter. Thus, occupancy levels and revenue production are generally higher in the later part of each year as opposed to the early part of each year.

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

                                    34 of 48

                         GENERAL GROWTH PROPERTIES, INC.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are both significant to the overall presentation of the Company's financial condition and results of operations and require management to make difficult, complex or subjective judgments. For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, recoverable amounts of receivables and deferred taxes and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions, as further discussed below. The Company's critical accounting policies have not changed during 2004 from 2003.

INITIAL VALUATIONS AND ESTIMATED USEFUL LIVES OR AMORTIZATION PERIODS FOR PROPERTY AND INTANGIBLES: Upon acquisition of a property, the Company makes an initial assessment of the initial valuation and composition of the assets acquired and liabilities assumed. These assessments consider fair values of the respective assets and liabilities and are determined based on estimated future cash flows using appropriate discount and capitalization rates. The estimated future cash flows that are used for this analysis reflect the historical operations of the property, known trends and changes expected in current market and economic conditions which would impact the property's operations, and the Company's plans for such property. These estimates of cash flows are particularly important as they are used for the allocation of purchase price between land, buildings and improvements and other identifiable intangibles including above, below and at-market leases. As the resulting cash flows are, under current accounting standards, the basis for the carrying values of the assets and liabilities and any subsequent impairment losses recognized, the impact of these estimates on the Company's operations could be substantial. Significant differences in annual depreciation or amortization expense may result from the differing amortization periods related to such purchased assets and liabilities. For example, the net consolidated carrying value of the land, buildings and other purchased intangible assets, net of identifiable purchased intangible liabilities, at March 31, 2004 for acquisitions completed by the Company in the first quarter of 2004 was approximately $210 million which will be depreciated or amortized over estimated useful lives of five to forty-five years.

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

RECOVERABLE AMOUNTS OF RECEIVABLES AND OTHER ASSETS: The Company makes periodic assessments of the collectability of receivables (including those resulting from the difference between rental revenue recognized and rents currently due from tenants) and the recoverability of deferred taxes based on a specific review of the risk of loss on specific accounts or amounts. With respect to receivable amounts, this analysis places particular emphasis on past-due accounts and considers information such as, among other things, the nature and age of the receivables, the payment history and financial condition of the payee and the basis for any disputes or negotiations with the payee. For straight-line rents, the analysis considers the probability of collection of the unbilled deferred rent receivable given the Company's experience regarding such amounts. For deferred income taxes of GGMI, an assessment of the recoverability of the current tax asset considers the current expiration periods of the prior net operating loss carry forwards (currently through 2021) and the estimated future taxable income of GGMI, a taxable REIT subsidiary of the Company. The resulting estimates of any allowance or reserve related to the recovery of these items is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on such payees and on GGMI.

CAPITALIZATION OF DEVELOPMENT AND LEASING COSTS: The Company capitalizes the costs of development and leasing activities of its properties. These costs are incurred both at the property location and at the regional and corporate office level. The amount of capitalization depends, in part, on the identification and justifiable

                                    35 of 48

                         GENERAL GROWTH PROPERTIES, INC.

allocation of certain activities to specific projects and lease proposals. Differences in methodologies of cost identifications and documentation, as well as differing assumptions as to the time incurred on different projects, can yield significant differences in the amounts capitalized.

CERTAIN INFORMATION ABOUT THE COMPANY PORTFOLIO

At March 31, 2004, the Company owned the Consolidated Centers (123 operating regional malls and community centers) and the following investments in Unconsolidated Real Estate Affiliates (collectively, the "Company Portfolio"):

                   NUMBER OF
                 REGIONAL MALL    COMPANY
                    SHOPPING      OWNERSHIP
 VENTURE NAME       CENTERS      PERCENTAGE
--------------   -------------   ----------
GGP/Homart            22*            50%
GGP/Homart II         10             50%
GGP/Teachers           5             50%
GGP Ivanhoe            2             51%
GGP Ivanhoe IV         1             51%
Quail Springs          1             50%
Circle T               1             50%
                      --
Total                 42
                      ==

(*) Including 3 regional mall shopping centers owned jointly with venture partners.

For the purposes of this report, the 42 regional mall shopping centers listed above are collectively referred to as the "Unconsolidated Centers" and, together with the Consolidated Centers, comprise the "Company Portfolio".

Reference is made to Notes 1 and 3 for a further discussion of such Consolidated Centers and investments in Unconsolidated Real Estate Affiliates.

As used in this Quarterly Report, the term "GLA" refers to gross leaseable retail space, including Anchors and all other areas leased to tenants; the term "Mall GLA" refers to gross leaseable retail space, excluding both Anchors and Freestanding GLA; the term "Anchor" refers to a department store or other large retail store; the term "Mall Stores" refers to stores (other than Anchors) that are typically specialty retailers who lease space in the structure including, or attached to, the primary complex of buildings that comprise a shopping center; the term "Freestanding GLA" means gross leaseable area of freestanding retail stores in locations that are not attached to the primary complex of buildings that comprise a shopping center; and the term "total Mall Stores sales" means the gross revenue from product sales to customers generated by the Mall Stores.

The Company has presented certain information on its Consolidated and Unconsolidated Centers separately in charts and tables containing financial data and operating statistics for its equity-owned retail properties. As a significant portion of the Company's total operations are structured as joint venture arrangements which are generally unconsolidated for GAAP purposes since the Company only has an approximate 50% interest in such properties through such joint ventures, management of the Company believes that financial information and operating statistics with respect to all properties owned provide important insights into the income produced by such investments for the Company as a whole. Since GGMI, a wholly-owned subsidiary of the Company, provides on-site management and other services to the Unconsolidated Centers, the management operating philosophies and strategies are generally the same whether the properties are consolidated or unconsolidated as a result of a joint venture arrangement. As a result, a presentation of certain financial

                                    36 of 48

                         GENERAL GROWTH PROPERTIES, INC.

information for Consolidated and Unconsolidated Centers on a stand-alone basis as well as operating statistics on a stand-alone and weighted average basis depicts the relative size and significance of these elements of the Company's overall operations.

                                                        Consolidated     Unconsolidated       Company
                                                          Centers           Centers        Portfolio (b)
                                                       --------------    --------------    -------------
OPERATING STATISTICS (a)
Space leased at centers not
   under redevelopment (as a %)                                  90.4%             90.3%             90.4%
Trailing 12 month total tenant sales per sq. ft. (c)   $          347    $          385    $          359
% change in total sales (c)                                       7.9%             12.1%              9.3%
% change in comparable sales (c)                                  6.3%              8.2%              6.9%
Mall and Freestanding GLA
   excluding space under redevelopment (in sq. ft.)        29,289,230        14,312,476        43,601,706

CERTAIN FINANCIAL INFORMATION
Average annualized in place rent per sq. ft            $        29.04    $        33.39
Average rent per sq. ft. for
   new/renewal leases (excludes 2004 acquisitions)     $        30.75    $        35.18
Average rent per sq. ft. for leases
   expiring in 2004 (excludes 2004 acquisitions)       $        25.69    $        32.35

(a) Data is for 100% of the Mall GLA in each portfolio, including those centers that are owned in part by unconsolidated affiliates. Data excludes excludes properties currently being redeveloped and/or remerchandised and miscellaneous (non-mall) properties.

(b) Data presented in the column "Company Portfolio" are weighted average amounts.

(c)   Due to tenant sales reporting timelines, data presented is as of February.

Company revenues are primarily derived from tenants in the form of fixed minimum rents, overage rents and recoveries of operating expenses. In addition, the consolidated results of operations of the Company were impacted by the following acquisitions (listed by year):

2004

-     A 50% ownership interest in Burlington Town Center in Burlington, Vermont

-     Redlands Mall in Redlands, California

-     The additional 50% ownership interest in Town East Mall in Mesquite, Texas

-     Four Seasons Town Centre in Greensboro, North Carolina

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

-     Sikes Senter in Wichita Falls, Texas

-     The Maine Mall in Portland, Maine

-     Glenbrook Square in Fort Wayne, Indiana

-     Foothills Mall in Fort Collins, Colorado

-     Chico Mall in Chico, California

-     Rogue Valley Mall in Medford, Oregon

Inasmuch as the Company's consolidated financial statements reflect the use of the equity method to account for its investments in GGP/Homart, GGP/Homart II, GGP/Teachers, GGP Ivanhoe, GGP Ivanhoe IV, Quail Springs and, through March 1, 2004, Town East, the discussion of results of operations of the Company below relates primarily to the revenues and expenses of the Consolidated Centers and GGMI.

                                    37 of 48

                         GENERAL GROWTH PROPERTIES, INC.

RESULTS OF OPERATIONS OF THE COMPANY
THREE MONTHS ENDED MARCH 31, 2004 AND 2003

The following chart calculates the change and percentage change for major items of revenue and expense:

      CONSOLIDATED REVENUE OR EXPENSE ITEM            2004       2003     $ CHANGE    % CHANGE
-------------------------------------------------   --------   --------   --------    --------
Total Revenues                                      $361,585   $273,887   $ 87,698        32.0%
   Minimum rents                                    $222,656   $169,721   $ 52,935        31.2%
   Tenant recoveries                                $102,604   $ 71,078   $ 31,526        44.4%
   Overage rents                                    $  8,768   $  6,502   $  2,266        34.9%
   Management and other fees                        $ 18,701   $ 20,323   $ (1,622)       (8.0%)
Total Expenses                                      $208,089   $164,073   $ 44,016        26.8%
   Real estate taxes                                $ 28,313   $ 20,120   $  8,193        40.7%
   Repairs and maintenance                          $ 24,857   $ 17,709   $  7,148        40.4%
   Other property operating costs                   $ 41,306   $ 34,841   $  6,465        18.6%
   Property management and other costs              $ 25,019   $ 26,624   $ (1,605)       (6.0%)
   Depreciation and amortization                    $ 73,167   $ 51,979   $ 21,188        40.8%
Interest Expense                                    $ 87,087   $ 60,743   $ 26,344        43.4%
Equity in net income of unconsolidated affiliates   $ 17,930   $ 22,285   $ (4,355)      (19.5%)

New acquisitions accounted for approximately $82.7 million of the $87.7 million increase in total revenues. The remainder of the increase in total revenues was attributable to properties owned by the Company for the entire time during the relevant comparative accounting periods (the "Comparable Centers") and to GGMI, the components of which are described in more detail below.

The effect of new acquisitions comprised $48.9 million of the $52.9 million increase in minimum rents, while the remaining $4.0 million increase was due to additional rents from higher base rents from lease renewals, as well as increased specialty leasing activities. Included in the increase in minimum rents was the effect of below-market lease rent accretion pursuant to SFAS 141 and 142 (Note 1) for the 2003 and 2004 acquisitions, which was $5.6 million in 2004 and $2.5 million in 2003.

The majority of the increase in tenant recoveries was mainly due to new acquisitions which accounted for $27.2 million of the $31.5 million increase. The increase in overage rents was primarily due to new acquisitions which accounted for $1.8 million of the $2.3 million increase. The remaining increase was due to increases in tenant sales at the Comparable Centers.

Management and other fees declined from 2003 by $1.6 million, mainly as a result of the Company's acquisition of the remaining 49% interest in GGP/Ivanhoe III from its joint venture partner in July, 2003.

New acquisitions accounted for $46.4 million of the increase in total expenses, including depreciation and amortization. This increase was partially offset by decreases of approximately $2.4 million as described in more detail below.

Real estate taxes increased mainly due to new acquisitions which accounted for $8.1 million of the $8.2 million increase. The increase in repairs and maintenance was substantially all due to the new acquisitions which accounted for $6.0 million of the $7.1 million increase. As noted in management's contextual overview, the above increases in real estate taxes, repairs and maintenance and other property operating expenses are generally recoverable from tenants.

The effect of new acquisitions accounted for $12.5 million of the increase in other property operating costs. The Comparable Centers experienced a decrease of approximately $6.0 million, mainly in the areas of net payroll costs, office and administrative expenses and utilities.

                                    38 of 48

                         GENERAL GROWTH PROPERTIES, INC.

The new acquisitions accounted for $16.4 million of the $21.2 million increase in depreciation and amortization, while the remainder was attributed to the Comparable Centers. The increase in interest expense, including amortization of deferred financing costs, due to the loans and financings related to new acquisitions was $16.2 million, while an additional approximately $5.0 million was due to debt extinguishment costs at the Comparable Centers as a result of refinancing activities whereby additional loan proceeds were obtained or variable rate debt was refinanced with fixed rate debt.

The decrease of $4.4 million in equity in income of unconsolidated affiliates in 2004 was mainly due to the acquisition of the remaining 49% ownership interest in GGP Ivanhoe III in July 2003 which caused the operations of GGP Ivanhoe III to be fully consolidated for the three months ended March 31, 2004, as well as the acquisition of the remaining 50% general partnership interest in Town East on March 1, 2004.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

As of March 31, 2004, the Company held approximately $8.9 million of unrestricted cash and cash equivalents. The liquidity of the Company is derived primarily from its leases that generate positive net cash flow from operations and distributions from unconsolidated real estate affiliates. The Company uses operating cash flow as the principal source of internal funding for short-term liquidity and capital needs such as tenant construction allowances and minor improvements made to individual properties that are not recoverable through common area maintenance charges to tenants. External funding alternatives for longer-term capital needs such as acquisitions, new development, expansions and major renovation programs at individual centers include:

      -     Construction loans

      -     Mini-permanent loans

      -     Long-term project financing

      -     Joint venture financing with institutional partners

      -     Operating Partnership level or Company level equity investments

      -     Unsecured Company level debt

      -     Secured loans collateralized by individual shopping centers

In this regard, in March 2003 the Company arranged the 2003 Credit Facility (Note 4) to replace a previously existing unsecured credit facility. The 2003 Credit Facility was finalized in April 2003 with initial borrowing availability of approximately $779 million (which was subsequently increased to approximately $1.25 billion). At closing, approximately $619 million was borrowed under the 2003 Credit Facility, which has a term of three years and provides for partial amortization of the principal balance of the term loan in the second and third years. As of March 31, 2004, the Company believed it was in compliance with any restrictive covenants (Note 4) contained in its various financing arrangements. Also, in order to maintain its access to the public equity and debt markets, the Company has a currently effective shelf registration statement under which up to $2 billion in equity or debt securities may be issued from time to time. Changes in the current market price of the Common Stock would change the actual number of shares of Common Stock that would be issued to yield any specific desired amount of stock sale proceeds.

As of March 31, 2004, the Company had consolidated debt of approximately $6.97 billion, of which approximately $4.92 billion was comprised of debt bearing interest at fixed rates (after taking into effect certain interest rate swap agreements described below), with the remaining approximately $2.05 billion bearing interest at variable rates. In addition, the Company's share (in general, calculated at the Company's respective ownership interests) of the debt of the Unconsolidated Real Estate Affiliates was approximately $1.8 billion, of which approximately $577 million was comprised of debt bearing interest at fixed rates (after taking into effect certain interest rate swap agreements), with the remaining approximately $1.3 billion bearing interest at variable rates. Except in instances where certain Consolidated Centers are cross-collateralized with the Unconsolidated Centers, or the Company has retained a portion of the debt of a property when contributed to an Unconsolidated Real Estate Affiliate (Note 3), the Company has not otherwise guaranteed the debt of the

                                    39 of 48

                         GENERAL GROWTH PROPERTIES, INC.

Unconsolidated Real Estate Affiliates. Reference is made to Notes 5 and 12 and Items 2 and 7A of the Company's Annual Report on Form 10-K for additional information regarding the Company's debt and the potential impact on the Company of interest rate fluctuations.

The following table reflects the maturity dates of the Company's debt and the related interest rates, after the effect of the current swap agreements of the Company as described in Note 4.

                             COMPANY PORTFOLIO DEBT
               MATURITY AND CURRENT AVERAGE INTEREST RATE SUMMARY
                              AS OF MARCH 31, 2004

                             (Dollars in Thousands)

                                                    UNCONSOLIDATED CENTERS
                                        ---------------------------------------------
                                                TOTAL             COMPANY SHARE OF
                    CONSOLIDATED            UNCONSOLIDATED         UNCONSOLIDATED
                      CENTERS(a)               CENTERS            CENTERS DEBT (b)
                ----------------------  ---------------------  ----------------------
                               CURRENT                CURRENT                CURRENT
                              AVERAGE                AVERAGE                 AVERAGE
                 MATURING     INTEREST    MATURING   INTEREST   MATURING    INTEREST
    YEAR        AMOUNT(c)     RATE (d)   AMOUNT(c)   RATE (d)   AMOUNT(c)    RATE (d)
-------------   ----------    --------  -----------  --------  ----------   ---------
2004            $  194,185      6.64%   $   55,800     6.64%   $   28,458     6.64%
2005               305,600      4.65%      248,257     5.07%      125,865     5.11%
2006             1,358,795      4.17%      313,080     8.56%      161,238     8.49%
2007               456,816      5.05%      847,348     2.37%      513,876     2.25%
2008             1,708,054      3.99%      593,292     4.16%      281,646     4.02%

Subsequent       2,915,722      5.13%    1,529,213     5.45%      731,109     5.42%
                ----------      ----    ----------     ----    ----------     ----

Total           $6,939,172(e)   4.68%   $3,586,990     4.77%   $1,842,192     4.59%
                ==========      ====    ==========     ====    ==========     ====

Variable Rate   $2,049,186      2.48%   $  988,618     2.13%   $  577,040     2.06%
Fixed Rate       4,889,986      5.60%    2,598,372     5.77%    1,265,152     5.74%
                ----------      ----    ----------     ----    ----------     ----

Total           $6,939,172(e)   4.68%   $3,586,990     4.77%   $1,842,192     4.59%
                ==========      ====    ==========     ====    ==========     ====

(a) The debt collateralized by Provo Mall and Spokane Mall is reflected at 75% of the total loan balance on this schedule because these two centers are owned through joint ventures with 25% minority third party partners.

(b) Unconsolidated Centers debt reflects the Company's share of debt (either retained (Note 3) or based on its respective equity ownership interests in the Unconsolidated Real Estate Affiliates) relating to the properties owned by the Unconsolidated Real Estate Affiliates.

(c)  Excludes principal amortization.

(d) For variable rate loans, the interest rate reflected is the actual annualized weighted average rate for the variable rate debt outstanding during the three months ended March 31, 2004.

(e) Excludes a market value purchase price adjustment of approximately $5.2 million related to the JP Realty acquisition in July 2002.

Reference is made to Note 4 and Item 3 below for additional information regarding the Company's debt and the potential impact on the Company of interest rate fluctuations.

                                    40 of 48

                         GENERAL GROWTH PROPERTIES, INC.

The following summarizes certain significant investment and financing transactions of the Company currently planned or completed since December 31, 2003:

On January 7, 2004, the Company acquired a 50% membership interest in a limited liability company ("Burlington LLC") which owns Burlington Town Center, an enclosed mall in Burlington, Vermont. The aggregate consideration for the 50% ownership interest in Burlington Town Center was approximately $10.25 million (subject to certain prorations and adjustments). Approximately $9 million was funded in cash by the Company at closing and the remaining amounts are to be funded in cash in 2004 when certain conditions related to the property are satisfied. In addition, at closing the Company made a $31.5 million mortgage loan to Burlington LLC to replace the existing mortgage financing which had been collateralized by the property. The new mortgage loan requires monthly payments of interest only, bears interest at a rate per annum of 5.5% and is scheduled to mature in January 2009. The Company has an annual preferential return of 10% on its initial investment and has an option to purchase the remaining 50% interest in Burlington LLC on or before January 2007 at a price based on a formula related to the Company's initial purchase price. Finally, management and leasing responsibilities for the property were assumed by GGMI effective on the closing date. Based on such annual preferential return, 100% of available cash flows and therefore 100% (excluding specific items individually allocable to the partners) of the venture net income, has been allocated to the Company. Finally, as the rights held by the unaffiliated venture partners are primarily protective in nature, this investment has been fully consolidated by the Company.

On January 16, 2004, the Company acquired Redlands Mall, an enclosed mall in Redlands, California. The purchase price paid for the property (for which the current intention is to fully redevelop) was approximately $14.25 million (subject to certain prorations and adjustments). The consideration was paid in cash from cash on hand, including proceeds from borrowings under the Company's credit facilities.

On March 1, 2004, the Company acquired the remaining 50% general partnership interest in Town East Mall in Mesquite, Texas from its unaffiliated joint venture partner. The purchase price for the 50% ownership interest was approximately $44.5 million, which was paid in cash from cash on hand, including proceeds from borrowings under the Company's credit facilities.

On March 5, 2004, the Company acquired Four Seasons Town Centre, an enclosed mall in Greensboro, North Carolina. The purchase price paid was approximately $161 million (subject to certain prorations and adjustments). The consideration was paid from approximately $134.4 million in assumed debt, approximately $25.1 million in 7% preferred units of limited partnership in the Operating Partnership and the remaining amounts from cash on hand, including proceeds from borrowings under the Company's credit facilities. Immediately following the closing, the Company prepaid approximately $22.4 million of such debt using cash on hand.

During February, 2004, the Company refinanced the $50 million, 6.50% mortgage loan collateralized by Pecanland Mall in Monroe, Louisiana and the $13.6 million, 7.34% mortgage loan collateralized by the Valley Hills Mall in Hickory, North Carolina. The new Pecanland Mall loan, in the principal amount of $66 million, provides for monthly payments of principal and interest, bears interest at a rate per annum of 4.2765% and is scheduled to mature on March 1, 2010. The newly obtained mortgage loan for Valley Hills Mall, in the principal amount of $62 million, bears interest at a rate per annum of 4.7275%, provides for monthly payments of principal and interest and has a scheduled maturity date of March 5, 2014.

On March 12, 2004, the Company refinanced the $22.9 million mortgage loan (part of the GGP MPTC mortgage pool) collateralized by the Prince Kuhio Plaza in Hilo, Hawaii. The new $42 million mortgage loan bears interest at a rate per annum of 3.452%, provides for monthly payments of principal and interest and is scheduled to mature in April 2009.

                                    41 of 48

                         GENERAL GROWTH PROPERTIES, INC.

On March 9, 2004 the Company refinanced the $65 million variable rate mortgage loan collateralized by the Southland Mall in Haywood, California. The new $90 million loan bears interest at a rate per annum of 3.62%, provides for monthly payments of principal and interest and is scheduled to mature in March 2009.

On March 31, 2004 the Company refinanced the $43.5 million variable rate loan secured by the Town East Mall. The new mortgage loan, in the principal amount of approximately $117 million, bears interest at a rate per annum of 3.4625%, requires monthly payments of principal and interest and is scheduled to mature in April 2009.

In addition, certain Unconsolidated Real Estate Affiliates completed significant investment and financing transactions since December 31, 2003, as summarized as follows:

During March 2004, GGP/Homart obtained new mortgage loans for three of its properties, Deerbrook Mall, Brass Mill Center and Washington Park Mall. In conjunction with such new loans, the existing $73.5 million loan collateralized by the Deerbrook Mall and the $103.6 million loan collateralized by Brass Mill Center were repaid. The new Deerbrook Mall loan of $85 million bears interest at a rate per annum of 3.46%, provides for monthly payments of principal and interest and is scheduled to mature in March 2009. The new Brass Mall Center loan of approximately $140 million bears interest at a rate per annum of 4.55%, requires monthly payments of principal and interest and is scheduled to mature in April 2014. The Washington Park loan of approximately $13.1 million bears interest at a rate per annum of 5.355%, provides for monthly payments of principal and interest and is scheduled to mature in April 2014.

The following table aggregates the Company's contractual obligations and commitments subsequent to March 31, 2004:

    (DOLLARS IN THOUSANDS)            2004         2005         2006         2007         2008      SUBSEQUENT     TOTAL
--------------------------------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Long-term debt-principal           $  247,036   $  100,925   $1,471,753   $  448,442   $1,694,853   $3,005,313   $6,968,322
Retained Debt-principal            $    3,067   $    7,822   $   31,270   $  168,403   $      199   $   10,911   $  221,672(1)
Ground lease payments              $    1,432   $    2,217   $    2,154   $    2,123   $    2,123   $   84,848   $   94,897
Committed real estate
  acquisition contracts (Note 2)   $1,197,000            -   $  250,000            -            -            -   $1,447,000(2)
Purchase obligations               $   20,871            -            -            -            -            -   $   20,871(3)
Other long-term liabilities                 -            -            -            -            -            -           - (4)

Total                              $1,469,406   $  110,964   $1,755,177   $  618,968   $1,697,175   $3,101,072   $8,752,762

(1)  As separately detailed in Note 3.

(2) Reflects equity of $766 million related to The Grand Canal Shoppes, $166 million of equity related to Riverchase Galleria and $265 million of equity related to Mall of Louisiana, all of which are expected to close in mid-May 2004 and $250 million of equity related to the Palazzo which is expected to close in late 2006.

(3) Reflects accrued and incurred construction costs payable. Routine trade payables have been excluded. Other construction costs of approximately $576 million are expected in future years as disclosed (Note 2) as the Company's current development and redevelopment projects.

(4) Other long term liabilities related to interest expense on long term debt or ongoing real estate taxes have not been included in the table as such amounts depend upon future amounts outstanding and future applicable real estate tax and interest rates. Interest expense and real estate tax expense were $278.5 million and $89.0 million for 2003 and $219.0 million and $61.1 million for fiscal year 2002, respectively.

                                    42 of 48

                         GENERAL GROWTH PROPERTIES, INC.

Net cash provided by operating activities was $133.5 million in the first three months of 2004, an increase of $10.2 million from $123.3 million in the same period in 2003, primarily due to increased earnings in 2004 as a result of properties acquired in 2004.

Net cash used by investing activities was $146.2 million in the first three months of 2004 compared to $27.7 million of cash used in the first three months of 2003. Cash flows from investing activities were impacted by the higher volume of acquisition and development activity for the Consolidated Centers in the first three months of 2004 as compared to the first three months in 2003 as further described in Note 2.

Financing activities represented a source of cash of $11.0 million in the first three months of 2004, compared to a use of cash of $125.1 million in the first three months of 2003. A major contributing factor to the variance in the cash provided from financing activity is that financing from mortgages and other debt, net of repayments of principal on mortgage debt, yielded an additional $96.9 million in the first three months of 2004 versus a use of $60.8 million in the first three months of 2003.

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

Inflation also poses a potential threat to the Company due to the probability of future increases in interest rates. Such increases would adversely impact the Company due to the amount of its outstanding floating rate debt. However, in recent years, the Company's ratio of interest expense to operating cash flow has continued to decrease. In addition, the Company has limited its exposure to interest rate fluctuations related to a portion of its variable rate debt by the use of interest rate cap and swap agreements as described below. Finally, subject to current market conditions, the Company has a policy of replacing variable rate debt with fixed rate debt (see Note 4). However, in an increasing interest rate environment (which generally follows improved market conditions as discussed below), the fixed rates the Company can obtain with such replacement fixed-rate debt will also continue to increase.

                                    43 of 48

                         GENERAL GROWTH PROPERTIES, INC.

During 2002, the retail sector was generally weak. During 2003, modest improvements in the sector occurred and the 2003 holiday season was the strongest since 1999. In 2004, further improvements to the sector prospects were predicted by economists. Despite these favorable trends, some economists remain cautious about prospects for continued improvements in retail markets. Growth in retail markets would lead to stronger demand for leaseable space, ability to increase rents to tenants with stronger sales performance and rents computed as a percentage of tenant sales would increase.

The Company and its affiliates currently have interests in 164 operating retail properties in the United States. The Portfolio Centers are diversified both geographically and by property type (both major and middle market properties) and this may mitigate the impact of any economic decline at a particular property or in a particular region of the country. In addition, the diverse combination of the Company's tenants is important because no single tenant (by trade name) comprises more than 1.54% of the Company's annualized total rents.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As described in Note 8, the FASB, has issued certain statements which are effective for the current year. There has not been a significant impact on the Company's reported operations due to the application of such new statements.

                                    44 of 48

                         GENERAL GROWTH PROPERTIES, INC.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not entered into any transactions using derivative commodity instruments. The Company is subject to $2.4 billion of consolidated debt of the Company outstanding at March 31, 2004, which bears interest at rates that vary with the market. However, approximately $375.0 million of such variable rate consolidated debt is comprised of non-recourse commercial mortgage-backed securities which are subject to interest rate swap agreements, the effect of which is to fix the interest rate the Company is required to pay on such debt to approximately 4.26% per annum. Although the majority of the remaining variable rate debt is subject to interest rate cap agreements (Note 2) pursuant to the loan agreements and financing terms, such interest rate caps generally limit the Company's interest rate exposure only if LIBOR exceeds a rate per annum significantly higher (generally above 8% per annum) than current LIBOR rates. Therefore, a 25 basis point movement in the interest rate on the remaining $2.0 billion of variable rate debt would result in an approximately $5.1 million annualized increase or decrease in consolidated interest expense and operating cash flows. The Company's remaining consolidated debt outstanding at March 31, 2004 bears interest at a fixed rate.

In addition, the Company is subject to interest rate exposure as a result of the variable rate debt collateralized by the Unconsolidated Real Estate Affiliates for which similar interest rate swap agreements have not be obtained. The Company's share (based on the Company's respective equity ownership interests in the Unconsolidated Real Estate Affiliates) of such remaining variable rate debt was approximately $577.0 million at March 31, 2004. A similar 25 basis point annualized movement in the interest rate on the variable rate debt of the Unconsolidated Real Estate Affiliates would result in approximately $1.4 million annualized increase or decrease in the Company's equity in the income and operating cash flows from Unconsolidated Real Estate Affiliates.

The Company is further subject to interest rate risk with respect to its fixed rate financing in that changes in interest rates will impact the fair value of the Company's fixed rate financing. To determine the fair market value, the fixed rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the note's collateral. At March 31, 2004, the fair value of the fixed rate debt, including variable rate debt converted to fixed rate debt through interest rate swaps is estimated to be $5.1 billion compared to the carrying value of $5.0 billion. If LIBOR were to increase by 25 basis points, the fair value of the $5.0 billion principal amount of outstanding fixed rate debt would decrease by approximately $22.1 million and the fair value of our swap agreements would increase by $1.2 million.

The Company has an ongoing program of refinancing its consolidated and unconsolidated variable and fixed rate debt and believes that this program allows it to vary its ratio of fixed to variable rate debt and to stagger its debt maturities to respond to changing market rate conditions. Reference is made to the above discussions of Liquidity and Capital Resources of the Company and
Note 4 for additional debt information.

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

                                    45 of 48

                         GENERAL GROWTH PROPERTIES, INC.

There have been no significant changes in the Company's internal controls during the Company's most recently completed fiscal quarter that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

                                    46 of 48

                         GENERAL GROWTH PROPERTIES, INC.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

      (a) Exhibits

            10.1 Amendment to Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership, dated as of March 5, 2004.

            10.2 Agreement between LIDO Casino Resort, LLC as developer/seller and GGP Limited Partnership, as purchaser made as of April 12, 2004 regarding the Phase II property development and acquisition.

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

1. Current report on Form 8-K/A dated January 13, 2004, filing under Item 7 financial statements and pro forma information of Chico Mall, Coronado Center and Foothills Mall and Shops.

2. Current report on Form 8-K dated January 27, 2004 furnishing to the SEC under Item 9 the press release describing the Company's results of operations for its fourth quarter ended December 31, 2003.

                                    47 of 48

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                             GENERAL GROWTH PROPERTIES, INC.
                                     (Registrant)

Date: May 7, 2004     by: /s/: Bernard Freibaum
                          ------------------------------------------------------
                          Bernard Freibaum
                          Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

                                    48 of 48