Form 10-Q
period 2004-06-30
GENERAL GROWTH PROPERTIES INC
filed 2004-08-05
CIK 895648

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

                                      N / A
                                      -----
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                     YES   X                 NO _______

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                     YES   X                 NO _______

The number of shares of Common Stock, $.01 par value, outstanding on August 4, 2004 was 218,596,587.

                         GENERAL GROWTH PROPERTIES, INC.

                                      INDEX

                                                                                                    PAGE
                                                                                                   NUMBER
                                                                                                   ------
PART I   FINANCIAL INFORMATION

         Item 1:  Financial Statements

              Consolidated Balance Sheets
              as of June 30, 2004 and December 31, 2003....................................           3

              Consolidated Statements of Operations and Comprehensive Income
              for the three and six months ended June 30, 2004 and 2003....................           4

              Consolidated Statements of Cash Flows
              for the six months ended June 30, 2004 and 2003..............................           5

              Notes to Consolidated Financial Statements...................................           6

         Item 2:  Management's Discussion and Analysis of
              Financial Condition and Results of Operations................................          30

              Liquidity and Capital Resources of the Company...............................          36

         Item 3:  Quantitative and Qualitative Disclosures about Market Risk...............          42

         Item 4:  Controls and Procedures..................................................          43

PART II  OTHER INFORMATION.
         Item 4:  Submission of Matters to a Vote of Security Holders......................          43

         Item 6:  Exhibits and Reports on Form 8-K.........................................          44

         SIGNATURE.........................................................................          45

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         GENERAL GROWTH PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                 JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003
        (Dollars in thousands, except for per share and per unit amounts)

                                                                            JUNE 30, 2004     DECEMBER 31, 2003
                                                                           ---------------   ------------------
                                     ASSETS
Investment in real estate:
   Land                                                                    $     1,488,769   $        1,384,662
   Buildings and equipment                                                       9,529,278            8,121,270
   Less accumulated depreciation                                                (1,257,898)          (1,100,840)
   Developments in progress                                                        237,832              168,521
                                                                           ---------------   ------------------
     Net property and equipment                                                  9,997,981            8,573,613
   Investment in and loans to/from Unconsolidated Real Estate Affiliates           755,816              630,613
                                                                           ---------------   ------------------
     Net investment in real estate                                              10,753,797            9,204,226
Cash and cash equivalents                                                           15,265               10,677
Tenant accounts receivable, net                                                    150,074              148,485
Deferred expenses, net                                                             145,727              140,701
Prepaid expenses and other assets                                                   83,338               78,808
                                                                           ---------------   ------------------
                                                                           $    11,148,201   $        9,582,897
                                                                           ===============   ==================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage notes and other debt payable                                      $     8,171,891   $        6,649,490
Distributions payable                                                                7,419                6,828
Accounts payable and accrued expenses                                              478,189              352,346
                                                                           ---------------   ------------------
                                                                                 8,657,499            7,008,664
Minority interests:
   Preferred                                                                       403,506              495,211
   Common                                                                          407,566              408,613
                                                                           ---------------   ------------------
                                                                                   811,072              903,824

Commitments and contingencies                                                            -                    -

Preferred Stock: $100 par value; 5,000,000 shares authorized; none of
which were issued and outstanding at June 30, 2004 and December 31, 2003                 -                    -

Stockholders' Equity:
   Common stock: $.01 par value; 875,000,000 shares authorized;
     218,578,639 and 217,293,976 shares issued and outstanding
     as of June 30, 2004 and December 31, 2003, respectively                         2,186                2,173
   Additional paid-in capital                                                    1,936,737            1,913,447
   Retained earnings (accumulated deficit)                                        (240,792)            (220,512)
   Notes receivable-common stock purchase                                           (5,912)              (6,475)
   Unearned compensation-restricted stock                                           (2,451)              (1,949)
   Accumulated other comprehensive loss                                            (10,138)             (16,275)
                                                                           ---------------   ------------------
     Total stockholders' equity                                                  1,679,630            1,670,409
                                                                           ---------------   ------------------
                                                                           $    11,148,201   $        9,582,897
                                                                           ===============   ==================

The accompanying notes are an integral part of these consolidated financial statements.

                                    3 of 45

                         GENERAL GROWTH PROPERTIES, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                       FOR THE THREE AND SIX MONTHS ENDED
                             JUNE 30, 2004 AND 2003
                                   (UNAUDITED)
        (Dollars in thousands, except for per share and per unit amounts)

                                                                   THREE MONTHS ENDED                  SIX MONTHS ENDED
                                                                         JUNE 30,                           JUNE 30,
                                                                 2004               2003             2004              2003
                                                            -------------     --------------    --------------    -------------
Revenues:
   Minimum rents                                            $     232,922     $      173,682    $      455,578    $     343,403
   Tenant recoveries                                              105,832             80,578           208,436          151,656
   Overage rents                                                    5,013              3,542            13,781           10,044
   Management and other fees                                       20,163             20,278            38,864           40,601
   Other                                                           12,316              6,607            21,172           12,870
                                                            -------------     --------------    --------------    -------------
     Total revenues                                               376,246            284,687           737,831          558,574
Expenses:
   Real estate taxes                                               29,043             20,497            57,356           40,617
   Repairs and maintenance                                         25,496             18,560            50,353           36,269
   Marketing                                                       10,515              7,585            20,955           15,761
   Other property operating costs                                  48,855             34,770            90,161           69,611
   Provision for doubtful accounts                                  2,567              1,700             5,364            3,513
   Property management and other costs                             24,694             29,624            49,713           56,248
   General and administrative                                       2,812              2,893             5,002            5,704
   Depreciation and amortization                                   86,051             52,304           159,218          104,283
                                                            -------------     --------------    --------------    -------------
     Total expenses                                               230,033            167,933           438,122          332,006
                                                            -------------     --------------    --------------    -------------
Operating income                                                  146,213            116,754           299,709          226,568

Interest income                                                       366                461               786            1,056
Interest expense                                                  (90,460)           (64,225)         (177,547)        (124,968)
Income allocated to minority interests                            (23,125)           (23,111)          (48,761)         (46,765)
Equity in income of unconsolidated affiliates                      18,154             21,124            36,084           43,409
                                                            -------------     --------------    --------------    -------------
Income from continuing operations                                  51,148             51,003           110,271           99,300
Discontinued operations, net of minority interest:
   Income from operations                                               -                  -                 -              222
   Gain on disposition                                                  -                  -                 -            3,069
                                                            -------------     --------------    --------------    -------------
Net income                                                  $      51,148     $       51,003    $      110,271    $     102,591
                                                            -------------     --------------    --------------    -------------

Convertible preferred stock dividends                                   -            (6,953)                 -          (13,030)
                                                            -------------     --------------    --------------    -------------
Net income available to common stockholders                 $      51,148     $       44,050    $      110,271    $      89,561
                                                            =============     ==============    ==============    =============

Basic earnings per share:
   Continuing operations                                    $        0.23     $         0.23    $         0.51    $        0.46
   Discontinued operations                                              -                  -                 -             0.02
                                                            -------------     --------------    --------------    -------------
     Total                                                  $        0.23     $         0.23    $         0.51    $        0.48
                                                            =============     ==============    ==============    =============

Diluted earnings per share:
   Continuing operations                                    $        0.23     $         0.23    $         0.50    $        0.45
   Discontinued operations                                              -                  -                 -             0.02
                                                            -------------     --------------    --------------    -------------
     Total                                                  $        0.23     $         0.23    $         0.50    $        0.47
                                                            =============     ==============    ==============    =============

Distributions declared per share                            $        0.30     $         0.24    $         0.60    $        0.48
                                                            =============     ==============    ==============    =============

Net income                                                  $      51,148     $       51,003    $      110,271    $     102,591
Other comprehensive income, net of minority interest:
   Net unrealized gains (losses) on financial instruments           5,993             (1,603)            6,319           (1,524)
   Minimum pension liability adjustment                               (99)               136              (182)             (27)
                                                            -------------     --------------    --------------    -------------
Comprehensive income, net                                   $      57,042     $       49,536    $      116,408    $     101,040
                                                            =============     ==============    ==============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                                    4 of 45

                         GENERAL GROWTH PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                         SIX MONTHS ENDED
                                                                                             JUNE 30,
                                                                                      2004               2003
                                                                                  -----------        -----------
Cash flows from operating activities:
  Net Income                                                                      $   110,271        $   102,591
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
    Minority interests, including income from discontinued operations                  48,761             47,804
    Equity in income of unconsolidated affiliates                                     (36,084)           (43,409)
    Provision for doubtful accounts                                                     5,364              3,513
    Distributions received from unconsolidated affiliates                              32,940             43,409
    Depreciation                                                                      150,260             96,449
    Amortization                                                                       14,577             11,912
    Gain on disposition                                                                     -             (4,038)
    Net Changes:
     Tenant accounts receivable                                                        (6,954)            (7,233)
     Prepaid expenses and other assets                                                 (1,808)           (25,698)
     Deferred expenses                                                                (10,032)           (15,717)
     Accounts payable and accrued expenses                                             33,903             28,787
                                                                                  -----------        -----------
    Net cash provided by operating activities                                         341,198            238,370
                                                                                  -----------        -----------

Cash flows from investing activities:
  Acquisition/development of real estate and improvements
   and additions to properties                                                     (1,316,349)          (554,918)
  Proceeds from sale of investment property                                                 -             14,978
  Increase in investments in unconsolidated affiliates                               (143,052)           (10,323)
  Distributions received from unconsolidated affiliates in excess of income            20,164             65,530
  Proceeds from repayment of notes receivable for common stock purchases                  563                563
  Loans (repayments) from unconsolidated affiliates, net                               (8,884)           (73,537)
  Net proceeds from sale of investments in marketable securities                            -                476
                                                                                  -----------        -----------
   Net cash used in investing activities                                           (1,447,558)          (557,231)
                                                                                  -----------        -----------

Cash flows from financing activities:
  Cash distributions paid to common stockholders                                     (130,550)           (90,167)
  Cash distributions paid to holders of Common Units                                  (33,575)           (28,217)
  Cash distributions paid to holders of Preferred Units and PIERS                     (20,012)           (32,097)
  Proceeds from sale of common stock, net of issuance costs                            13,716             18,924
  Redemption of preferred minority interests:
   PDC Series A Perpetual Preferred Units                                             (12,750)                 -
   Other preferred stock of consolidated subsidiaries                                    (173)                 -
  Proceeds from issuance of mortgage notes and other debt payable                   2,396,399          1,606,500
  Principal payments on mortgage notes and other debt payable                      (1,095,900)        (1,177,805)
  Increase in deferred expenses                                                        (6,207)           (11,902)
                                                                                  -----------        -----------
   Net cash provided by financing activities                                        1,110,948            285,236
                                                                                  -----------        -----------

Net change in cash and cash equivalents                                                 4,588            (33,625)
Cash and cash equivalents at beginning of period                                       10,677             53,640
                                                                                  -----------        -----------
Cash and cash equivalents at end of period                                        $    15,265        $    20,015
                                                                                  ===========        ===========

Supplemental disclosure of cash flow information:
  Interest paid                                                                   $   174,634        $   118,890
  Interest capitalized                                                                  3,602              2,979

Non-cash investing and financing activities:
  Common stock issued in exchange for PIERS                                       $         -        $     5,832
  Common stock issued in exchange for Operating Partnership Units                       1,314              6,158
  Common stock issued in exchange for convertible preferred units                       8,956                  -
  Assumption of debt in conjunction with acquisition of property                      134,902                  -
  Operating Partnership Units and common stock issued as consideration
   for purchase of real estate                                                         25,132                  -
  Distributions payable                                                                 7,419             73,053

The accompanying notes are an integral part of these consolidated financial statements.

                                    5 of 45

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

NOTE 1 ORGANIZATION

Readers of this quarterly report should refer to the Company's (as defined below) audited financial statements for the year ended December 31, 2003 which are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 1-11656), as certain footnote disclosures which would substantially duplicate those contained in the 2003 annual audited financial statements have been omitted from this report. Capitalized terms used, but not defined in this quarterly report have the same meanings as in the Company's 2003 Annual Report on Form 10-K.

GENERAL

General Growth Properties, Inc., a Delaware corporation ("General Growth"), was formed in 1986 to own and operate retail properties. All references to the "Company" in these Notes to Consolidated Financial Statements include General Growth and those entities owned or controlled by General Growth (including the Operating Partnership and the LLC as described below), unless the context indicates otherwise. The Company conducts substantially all of its business through GGP Limited Partnership (the "Operating Partnership" or "GGPLP"). Effective December 5, 2003, the Company amended (as approved by a vote of the holders of General Growth's common stock (the "Common Stock")) the Company's charter to effectuate a three-for-one split of its Common Stock, increase the number of authorized shares of Common Stock from 210 million to 875 million shares and change the par value of its Common Stock from $.10 per share to $.01 per share. In addition, the Operating Partnership currently has common units of limited partnership interest ("Units") outstanding that may be exchanged by their holders, under certain circumstances, for shares of Common Stock on a one-for-one basis as described below in this Note 1. These Units were also split on a three-for-one basis so that they continue to be exchangeable on a one-for-one basis into shares of Common Stock. In the accompanying consolidated financial statements, unless otherwise noted, all previous applicable share or per share disclosure amounts have been reflected on a post-split basis.

As of June 30, 2004, the Company either directly or through the Operating Partnership and subsidiaries owned a controlling interest in 125 operating retail properties (regional malls and community centers), collectively, the "Consolidated Properties" as well as 100% of General Growth Management, Inc. ("GGMI") and other mixed-use commercial business properties and potential development sites.

As of June 30, 2004, the Company holds ownership interests in various joint ventures, collectively, the "Unconsolidated Real Estate Affiliates", as described in Note 3. For the purposes of this report, the 44 regional mall shopping centers owned by the Unconsolidated Real Estate Affiliates are collectively referred to as the "Unconsolidated Properties" and, together with the Consolidated Properties, comprise the "Company Portfolio".

BASIS OF PRESENTATION

The accompanying consolidated financial statements include the accounts of the Company and the Operating Partnership consisting of the Consolidated Properties, GGMI and the Unconsolidated Real Estate Affiliates (Note 3). Included in the consolidated financial statements are five joint ventures, which are jointly owned with non-controlling independent joint venturers. Income allocated to minority interests in these joint ventures includes the share of such properties' operations (generally computed as the respective joint venture partner ownership percentage) applicable to such non-controlling venturers. Acquisitions (Note 2) are accounted for utilizing the purchase method of accounting and accordingly, the results of operations are included in the Company's results of operations from the respective dates of acquisition. All significant intercompany balances and transactions have been eliminated.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods have been

                                    6 of 45

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

included. The results for the interim periods ended June 30, 2004 are not necessarily indicative of the results to be obtained for the full fiscal year.

PREFERRED AND COMMON STOCK

During May 2003, General Growth called for redemption on July 15, 2003 all of its outstanding Depositary Shares, each representing 1/40 of a share of 7.25% Preferred Income Equity Redeemable Stock, Series A ("PIERS"). The Depositary Shares (and the related PIERS) were convertible into Common Stock at the rate of
1.8891 shares of Common Stock per Depositary Share. Through July 14, 2003, holders of 6,861,800 shares elected to convert their Depositary Shares and received a total of 12,963,357 shares of Common Stock. The Company redeemed the remaining 6,638,200 Depositary Shares on July 15, 2003. As a result of this redemption, an additional 12,540,186 shares of Common Stock were issued and approximately $17 was paid in cash to redeem fractional shares of PIERS.

Other classes of preferred stock of General Growth have been created to permit the future potential conversion of certain equity interests assumed by the Company in conjunction with various acquisitions, into General Growth equity interests. As no such preferred stock has been issued and, for certain classes of such preferred stock, the conditions to allow such a conversion have not yet occurred, such additional classes of preferred stock have not been presented in the accompanying consolidated balance sheets as of June 30, 2004 and December 31, 2003.

MINORITY INTEREST

As of June 30, 2004, General Growth owned an approximate 80% general partnership interest in the Operating Partnership. The remaining approximate 20% minority interest in the Operating Partnership is held by limited partners that include trusts for the benefit of the families of the original stockholders of the Company and subsequent contributors of properties to the Company. These minority interests are represented by the Units. The Units can be exchanged at the option of the holders for cash or, at General Growth's election with certain restrictions, for shares of Common Stock on a one-for-one basis. The holders of the Units also share equally with General Growth's common stockholders in any distributions by the Operating Partnership on the basis that one Unit is equivalent to one share of Common Stock.

Changes in outstanding Operating Partnership Units (excluding the Preferred Units) for the six months ended June 30, 2004 and for the year ended December 31, 2003, were as follows:

                                                             UNITS
                                                          ----------
January 1, 2003                                           58,668,741
    Exchanges for Common Stock                            (2,956,491)
                                                          ----------

December 31, 2003                                         55,712,250
    Redemption of Preferred Units                            435,766
    Exchanges for Common Stock                              (607,914)
                                                          ----------
June 30, 2004                                             55,540,102
                                                          ==========

                                    7 of 45

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

The following is a detailed listing of the components of minority interest-preferred at June 30, 2004 and December 31, 2003.

                                                                                                              Carrying Amount
                                                                             Per Unit                    --------------------------
                                          Coupon    Issuing       Number    Liquidation  Redeemable by   June 30,      December 31,
           Security Type                   Rate      Entity      of Units   Preference       Issuer        2004            2003
-------------------------------------     ------    -------      ---------  -----------  -------------   --------      ------------
Perpetual Preferred Units

RPU                                        8.95%      LLC          940,000     $  250          (1)       $235,000        $235,000
CPU                                        8.25%      LLC           20,000        250          N/A          5,000           5,000
PDC Series A                               8.75%      PDC          510,000         25          (2)              -          12,750
PDC Series B                               8.95%      PDC        3,800,000         25          (3)              -          95,000
PDC Series C                               8.75%      PDC          320,000         25       May 2005        8,000           8,000
                                                                                                         --------        --------
                                                                                                          248,000         355,750
                                                                                                         --------        --------
Convertible Preferred Units

Series B-JP Realty                         8.50%     GGPLP       1,426,393         50          N/A         71,320          71,320
Series C-Glendale Galleria                 7.00%     GGPLP         822,626         50          N/A         32,176          41,131
Series D-Foothills Mall (Note 2)           6.50%     GGPLP         532,750         50          N/A         26,637          26,637
Series E-Four Seasons Town Centre          7.00%     GGPLP         502,658         50          N/A         25,132               -
(Note 2)
                                                                                                         --------        --------
                                                                                                          155,265         139,088
                                                                                                         --------        --------
Other preferred stock of consolidated
subsidiaries                                N/A     various            373      1,000          (4)            241             373

                                                                                                         --------        --------
Total Minority Interest-Preferred                                                                        $403,506        $495,211
                                                                                                         ========        ========

(1) $175,000 redeemable by issuer in May 2005 and $60,000 in April 2007.

(2) Redeemed in April 2004.

(3) Carrying amount of $95,000 reclassified to liabilities due to July 2004 redemption notice issued in June 2004.

(4) Redeemable on demand, under certain circumstances.

EARNINGS PER SHARE ("EPS")

The following are the reconciliations of the numerators and denominators of basic and diluted EPS.

                                                                     Three Months Ended                    Six Months Ended
                                                                           June 30,                            June 30,
                                                                      2004            2003                  2004          2003
                                                                -----------------  ---------         ----------------  ----------
Numerators:
   Income from continuing operations                            $          51,148  $  51,003         $        110,271  $   99,300
   Dividends on PIERS (preferred stock dividends)                               -     (6,953)                       -     (13,030)
                                                                -----------------  ---------         ----------------  ----------
   Income from continuing operations available to
     common stockholders                                                   51,148     44,050                  110,271      86,270
   Discontinued operations, net                                                 -          -                        -       3,291
                                                                -----------------  ---------         ----------------  ----------
   Net income available to common stockholders - for basic
     and diluted EPS                                            $          51,148  $  44,050         $        110,271  $   89,561
                                                                =================  =========         ================  ==========

Denominators:
   Weighted average common shares
     outstanding (in thousands) - for basic EPS                           218,075    188,623                  217,814     188,206
   Effect of dilutive securities - options                                    807        763                      836         643
                                                                -----------------  ---------         ----------------  ----------
   Weighted average common shares
     outstanding (in thousands) - for diluted EPS                         218,882    189,386                  218,650     188,849
                                                                =================  =========         ================  ==========

                                    8 of 45

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

Certain stock options outstanding were not included in the computation of diluted earnings per share either because the exercise price of the stock options was higher than the average market price of the Common Stock for the applicable periods and therefore, the effect would be anti-dilutive or because the conditions which must be satisfied prior to the issuance of any such shares were not achieved during the applicable periods. Such excluded options totaled approximately 1,813,000 for the three months ended June 30, 2004, 347,000 for the three months ended June 30, 2003, 1,405,000 for the six months ended June 30, 2004 and 170,000 for the six months ended June 30, 2003. The outstanding Units and the share of income attributable to such Units have also been excluded from the Company's calculation of diluted earnings per share as inclusion of such items would have no net effect on the reported EPS amounts.

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

As of April 30, 2002, the Company's Board of Directors decided to terminate the availability of loans to officers to exercise options on the Common Stock. In conjunction with this decision, the Company and the officers restructured the terms of the promissory notes, including the approximately $2,823 previously advanced in the form of income tax withholding payments made by the Company on behalf of such officers. The previous notes, which bore interest at a rate equal to LIBOR plus 50 basis points, were full recourse to the officers, were collateralized by the shares of Common Stock issued upon exercise of such options, provided for quarterly payments of interest and were payable to the Company on demand. Each of the officers repaid no less than 60% of the principal and 100% of the interest due under such officer's note as of April 30, 2002 and the remaining amounts, approximately $10,141 as of April 30, 2002, were represented by amended and restated promissory notes. These amended and restated, fully recourse notes are payable in monthly installments of principal and interest (at a market rate which varies monthly computed at LIBOR (1.37% at June 30, 2004) plus 125 basis points per annum) until fully repaid in May 2009 (or within 90 days of the officer's separation from the Company, if earlier). As of June 30, 2004, the current outstanding balance under the promissory notes was $6,623, of which approximately $711 relating to income tax withholding payments has been reflected in prepaid expenses and other assets and approximately $5,912 has been reflected as a reduction of Stockholders' Equity.

REVENUE RECOGNITION

Minimum rent revenues are recognized on a straight-line basis over the term of the related leases. As of June 30, 2004, approximately $83,401 has been recognized as straight-line rents receivable (representing the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases), all of which is included in tenant accounts receivable, net in the accompanying consolidated balance sheet. Accretion related to the below-market leases at properties acquired as provided by SFAS 141 and 142 is included in minimum rents and totaled $12,034 for the six months ended June 30, 2004 and $6,655 for the six months ended June 30, 2003. In addition, amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates have been included in minimum rents and totaled $5,263 for the six months ended June 30, 2004 and $5,561 for the six months ended June 30, 2003. Recoveries from tenants are computed as a formula related to taxes, insurance and other shopping center operating expenses and are generally recognized as revenues in the period the related costs are incurred. Overage rents are recognized on an accrual basis once tenant sales revenues exceed contractual tenant lease thresholds. The Company provides an allowance for doubtful accounts against the portion of accounts receivable, including straight-line rents, which is estimated to be uncollectible. Such allowances are reviewed periodically based upon the recovery experience of the Company. Management fees primarily represent GGMI management and

                                    9 of 45

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

leasing fees and financing fees and other ancillary services performed by the Company for the benefit of its Unconsolidated Real Estate Affiliates and are recognized as revenues when earned. Fees recognized by the Company for services performed for the Unconsolidated Properties were $30,337 for the six months ended June 30, 2004 and $36,944 for the six months ended June 30, 2003.

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

The Company's only hedging activities are the cash flow hedges represented by its interest rate cap and swap agreements relating to its commercial mortgage-backed securities and unsecured term loans (Note 4). These agreements either place a limit on the effective rate of interest the Company will bear on such variable rate obligations or fix the effective interest rate on such obligations to a certain rate. The Company has concluded that these agreements are highly effective in achieving its objective of reducing its exposure to variability in cash flows relating to these variable rate obligations in any interest rate environment for loans subject to swap agreements and for loans with related cap agreements, when the applicable rates exceed the strike rates of the agreements. Current accounting standards require that the Company fair value the interest rate cap and swap agreements as of the end of each reporting period. In conjunction with the GGP MPTC financing (as defined and more fully described in Note 4), certain interest rate cap agreements were purchased and sold. These purchased and sold interest rate cap agreements do not qualify for hedge accounting and changes in the fair values of these agreements are reflected in interest expense. Finally, certain interest rate swap agreements were entered into with the objective of fixing the interest rates on portions of the Company's variable rate financing. These swap agreements have been designated as cash flow hedges on $725,000 of the Company's consolidated variable rate debt and $200,000 ($100,000 Company's share) of variable rate debt of Unconsolidated Real Estate Affiliates. The Company has recorded other comprehensive gains/(losses) due to increases/decreases in the current fair value of such swap agreements of $6,319 for the six months ended June 30, 2004 and ($1,524) for the six months ended June 30, 2003.

COMPREHENSIVE INCOME

Comprehensive income is a more inclusive financial reporting methodology that encompasses net income and all other changes in equity except those resulting from investments by and distributions to equity holders. Included in comprehensive income, but not net income, are unrealized gains or losses on financial instruments designated as cash flow hedges as described above and the change in the fair value of plan assets relating to a frozen pension plan of Victoria Ward (assumed by the Company upon acquisition of Victoria Ward in May
2002) of $182 for the six months ended June 30, 2004 and $27 for the six months ended June 30, 2003.

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

                                    10 of 45

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

STOCK INCENTIVE PLANS

General Growth has incentive stock plans designed to attract and retain officers and key employees. The Company's incentive stock plans provide for stock and option grants to employees in the following forms:

      -     Restricted and unrestricted stock grants

      - Options that vest generally over a fixed period of time (generally, grants pursuant to the 2003 Incentive Stock Plan and the 1993 Stock Incentive Plan)

      - Threshold-vesting stock options ("TSOs") (generally, grants pursuant to the Company's 1998 Incentive Plan)

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

Pursuant to the Company's stock incentive plans, the exercise price of the TSOs to be granted to a participant will be the Fair Market Value ("FMV") of a share of Common Stock on the date the TSO is granted. The threshold price (the "Threshold Price") which must be achieved in order for the TSO to vest will be determined by multiplying the FMV on the date of grant by the estimated annual growth rate (currently set at 7%) and compounding the product over a five-year period. Shares of the Common Stock must achieve and sustain the Threshold Price for at least 20 consecutive trading days at any time over the five years following the date of grant in order for the TSO to vest. All TSOs granted prior to 2004 have a ten year term. Any future TSOs granted must vest within five years of the grant date in order to avoid forfeiture. The TSOs granted in 2004 provide that, upon vesting, they must be exercised by the holder within 30 days after vesting. The aggregate number of shares of Common Stock which may be subject to TSOs issued pursuant to the 1998 Incentive Plan may not exceed 6,000,000, subject to certain customary adjustments to prevent dilution.

The following is a summary of the TSOs that have been awarded through June 30, 2004:

                                                                             TSO GRANT YEAR
                                                2004          2003           2002           2001           2000           1999
                                            ------------   ----------    -----------    ------------   ------------   ------------
Exercise price                              $      30.94   $    16.77    $     13.58    $      11.58   $       9.99   $      10.56
Threshold Vesting
   Stock Price                              $      43.39   $    23.52    $     19.04    $      16.23   $      14.01   $      14.81
Fair value of options on grant date         $       1.59   $     1.31    $      1.13    $       0.74   $       0.50   $       0.45
Shares:
   Original Grant                              1,031,480      900,000        779,025         989,988        913,047        941,892
   Forfeited at June 30, 2004                    (33,467)     (57,384)      (119,157)       (147,225)      (217,626)      (281,985)
   Vested and exchanged for cash
     at June 30, 2004                                  -     (549,594)      (495,693)       (610,011)      (531,588)      (460,623)
   Vested and exercised at June 30, 2004               -     (125,637)      (105,810)       (168,651)      (147,000)      (189,381)
                                            ------------   ----------    -----------    ------------   ------------   ------------
   1998 Incentive Plan TSOs outstanding
     at June 30, 2004                            998,013      167,385         58,365          64,101         16,833          9,903
                                            ============   ==========    ===========    ============   ============   ============

Increases in the price of the Common Stock since the respective grant dates caused the TSOs granted in 1999, 2000 and 2001 to become vested in 2002 and the TSOs granted in 2002 and 2003 to become vested in 2003. The vesting of the TSOs resulted in the recognition of compensation expense of approximately $674 for the six months ended June 30, 2004 and $14,908 for the year ended December 31, 2003.

                                    11 of 45

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

NOTE 2 PROPERTY ACQUISITIONS, RENOVATIONS, EXPANSIONS AND DEVELOPMENTS

2003 ACQUISITIONS

      - On April 30, 2003, the Company acquired Peachtree Mall, an enclosed regional mall located in Columbus, Georgia. The purchase price was approximately $87,600, which was paid at closing with an acquisition loan of approximately $53,000 (bearing interest at a rate per annum of LIBOR plus 85 basis points and maturing in April 2008, assuming all no-cost extension options are exercised) and the balance from cash on hand and amounts borrowed under the Company's credit facilities.

      - On June 11, 2003, the Company acquired Saint Louis Galleria, an enclosed mall in St. Louis, Missouri. The aggregate consideration paid for Saint Louis Galleria was approximately $235,000. The consideration was paid from cash on hand, proceeds from refinancings of existing long-term debt, and an approximately $176,000 acquisition loan which bears interest at LIBOR plus 165 basis points. The loan requires monthly payments of interest-only and is scheduled to mature in June 2008 assuming all no-cost extension options are exercised.

      - On June 11, 2003, the Company acquired Coronado Center, an enclosed mall in Albuquerque, New Mexico. The aggregate consideration paid for Coronado Center was approximately $175,000. The consideration was paid in the form of cash borrowed under the Company's credit facilities and an

                                    12 of 45

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

            approximately $131,000 acquisition loan which initially bore interest at LIBOR plus 85 basis points. In September 2003, $30,000 was repaid under the acquisition loan and, pursuant to the original loan terms, the interest rate spread on the loan was reset to LIBOR plus 91 basis points. The loan requires monthly payments of interest-only and is scheduled to mature in October 2008 assuming all no-cost extension options are exercised.

      - On July 1, 2003, the Company acquired the 49% ownership interest in GGP Ivanhoe III, Inc. ("GGP Ivanhoe III") which was held by the Company's joint venture partner (an affiliate of Ivanhoe Cambridge, Inc. of Montreal, Canada ("Ivanhoe")), thereby increasing the Company's ownership interest to a full 100%. The aggregate consideration for the 49% ownership interest in Ivanhoe III was approximately $459,000. Approximately $268,000 of existing mortgage debt was assumed in connection with this acquisition with the balance of the aggregate consideration, or approximately $191,000, being funded from proceeds from the refinancing of existing long-term debt and new mortgage loans on previously unencumbered properties. Concurrently with this transaction, a new joint venture, GGP Ivanhoe IV, Inc., ("GGP Ivanhoe IV") was created between the Company and Ivanhoe to own Eastridge Mall, which previously had been owned by GGP Ivanhoe III. The Company's ownership interest in GGP Ivanhoe IV is 51% and Ivanhoe's ownership interest is 49%.

      - On August 27, 2003, the Company acquired Lynnhaven Mall, an enclosed mall in Virginia Beach, Virginia for approximately $256,500. The consideration was paid in the form of cash borrowed under an existing unsecured credit facility and a $180,000 interest-only acquisition loan. The acquisition loan currently bears interest at a rate per annum of LIBOR plus 125 basis points and is scheduled to mature in August 2008, assuming the exercise of all no-cost extension options.

      - On October 14, 2003, the Company acquired Sikes Senter, an enclosed mall located in Wichita Falls, Texas. The purchase price was approximately $61,000, which was paid at closing with an acquisition loan of approximately $41,500 (bearing interest at a rate per annum of LIBOR plus 70 basis points and scheduled to mature in November 2008, assuming all no-cost extension options are exercised) and the balance from cash on hand and amounts borrowed under the Company's credit facilities.

      - On October 29, 2003, the Company acquired The Maine Mall, an enclosed mall in Portland, Maine. The purchase price paid for The Maine Mall was approximately $270,000. The consideration was paid in the form of cash borrowed under the Company's credit facilities and an approximately $202,500 acquisition loan. During March 2004, a $40,500 paydown was made and the loan now bears interest at LIBOR plus 125 basis points. The loan requires monthly payments of interest-only and matures in October 2008, assuming exercise by the Company of all no-cost extension options.

      - On October 31, 2003, the Company acquired Glenbrook Square, an enclosed mall in Fort Wayne, Indiana. The purchase price paid for Glenbrook Square was approximately $219,000. The consideration was paid from cash on hand, proceeds from refinancings of existing long-term debt and by an approximately $164,250 acquisition loan which currently bears interest at LIBOR plus 108 basis points. The loan requires monthly payments of interest only and is scheduled to mature in April 2009 (assuming the exercise by the Company of all no-cost extension options).

      - On December 5, 2003, the Company acquired Foothills Mall and Shops, four adjacent shopping centers in Foothills, Colorado. The purchase price paid was approximately $100,500. The consideration was paid from cash on hand, including borrowings under an existing line of credit, approximately $45,750 in assumed debt and approximately $26,637 in new 6.5% convertible preferred units of Operating Partnership interests. The assumed debt requires monthly payments of principal and interest, bears interest at a weighted-average rate per annum of approximately 6.6% and matures in September 2008. The $26,637 of 6.5% preferred units are comprised of 532,750 preferred units which

                                    13 of 45

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

            are convertible, with certain restrictions, at any time by the holder to common units of the Operating Partnership (initially at the rate of 1.508 common units for each preferred unit).

      - On December 23, 2003, the Company acquired Chico Mall, an enclosed mall in Chico, California. The purchase price paid for Chico Mall was approximately $62,390. The consideration was paid in the form of cash borrowed under an existing unsecured revolving credit facility and the assumption of approximately $30,600 in existing long-term mortgage indebtedness that currently bears interest at a rate per annum of 7.0%. The loan requires monthly payments of principal and interest and is scheduled to mature in March 2005.

      - On December 23, 2003, the Company acquired Rogue Valley Mall, an enclosed mall in Medford, Oregon. The purchase price paid for Rogue Valley Mall was approximately $57,495. The consideration was paid from cash on hand, proceeds from borrowings under an existing unsecured revolving credit facility, and by the assumption of approximately $28,000 in existing long-term mortgage indebtedness that currently bears interest at a rate per annum of 7.85%. The loan requires monthly payments of principal and interest and is scheduled to mature in January 2011.

2004 ACQUISITIONS

      - On January 7, 2004, the Company acquired a 50% membership interest in a newly formed limited liability company ("Burlington LLC") which owns Burlington Town Center, an enclosed mall in Burlington, Vermont. The aggregate consideration for the 50% ownership interest in Burlington Town Center was approximately $10,250. Approximately $9,000 was funded in cash by the Company at closing with the remaining amounts to be funded in cash in 2004 as necessary. In addition, at closing the Company made a $31,500 mortgage loan to Burlington LLC to replace the existing mortgage financing which had been collateralized by the property. The new mortgage loan requires monthly payments of principal and interest, bears interest at a rate per annum of 5.5% and is scheduled to mature in January 2009. The Company has an annual preferential return of 10% on its investment and has an option to purchase the remaining 50% interest in Burlington LLC on or before January 2007 for approximately $10,250.

      - On January 16, 2004, the Company acquired Redlands Mall, an enclosed mall in Redlands, California. The purchase price paid for Redlands Mall (currently under redevelopment) was approximately $14,250. The consideration was paid from cash on hand and proceeds from borrowings under the Company's credit facilities.

      - On March 1, 2004 the Company acquired the remaining 50% general partnership interest in Town East Mall in Mesquite, Texas from its unaffiliated joint venture partner. The purchase price for the 50% ownership interest was approximately $44,500, which was paid in cash from cash on hand and proceeds from borrowings under the Company's credit facilities.

      - On March 5, 2004, the Company acquired Four Seasons Town Centre, an enclosed mall in Greensboro, North Carolina. The purchase price paid was approximately $161,000. The consideration was paid by the assumption of approximately $134,400 in existing long-term non-recourse mortgage debt (bearing interest at a rate per annum of approximately 5.6% and scheduled to mature in December 2013), approximately $25,100 in 7% preferred units of Operating Partnership interest and the remaining amounts in cash, primarily from amounts borrowed under the Company's credit facilities. Immediately following the closing, the Company prepaid approximately $22,400 of such assumed debt using cash on hand. The $25,100 of 7% preferred units are comprised of 502,658 preferred units which are convertible, with certain restrictions, at any time by the holder to common units of the Operating Partnership (initially at a rate of approximately 1.298 common units for each preferred unit).

                                    14 of 45

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

      - On April 30, 2004 the Company completed an agreement to form a joint venture to develop and subsequently own and manage a retail center in San Jose, Costa Rica. The venture, GSG de Costa Rica SRL ("GGP/Sambil Costa Rica"), is owned 33 1/3% by a wholly-owned subsidiary of the Operating Partnership and 33 1/3% each by two independent Latin American real estate investment and development firms. The Company has committed to invest approximately $12,217 in GGP/Sambil Costa Rica, of which approximately $9,700 has been paid and the remaining amounts will be drawn on a letter of credit provided by the Company as additional construction and development costs of the project are incurred. The Company's cash investments, the $16,000 of capital contributions made by the Latin American co-venture partners and construction financing to be arranged, are expected to be sufficient to complete the project, an approximately 500,000 square foot retail center. The center is expected to open in 2007. Although the Company has a preferred interest in GGP/Sambil Costa Rica with respect to approximately $5,533 of its cash investment, due to the Company's shared rights and duties with respect to this investment, the Company is accounting for this investment by the equity method.

      - On May 11, 2004 the Company completed the acquisition of a 50% interest in a joint venture (Hoover Mall Holding, L.L.C.) which owns, though a wholly-owned subsidiary, Riverchase Galleria, an enclosed regional mall in Birmingham, Alabama. The acquisition price for the 50% interest in the joint venture was approximately $166,000. In conjunction with the purchase, the existing loan collateralized by the property was refinanced with a new, non-recourse mortgage loan of $200,000. The new loan bears interest at a rate of LIBOR plus 88 basis points, requires monthly payments of interest only and, assuming all no-cost extension options are exercised, is scheduled to mature in June 2009. In addition, the Company has fixed the interest rate to be paid on this loan (initially 3.26% per annum with steps up to 5.99% per annum in 2007) through the use of interest rate swaps.

      - On May 12, 2004, the Company completed the acquisition of a 100% interest in Mall of Louisiana, an enclosed regional mall in Baton Rouge, Louisiana. The purchase price of $265,000 was paid with the proceeds of a new $185,000 acquisition loan that currently bears interest at LIBOR plus 58 basis points. The interest rate will increase in future periods (to a potential maximum of LIBOR plus 134 basis points) depending upon certain factors and certain options regarding the loan rates and maturities elected by the Company. The loan, which requires monthly payments of interest only, will mature in June 2009 if all no-cost options to extend are exercised.

      - On May 17, 2004, the Company completed the acquisition of the Grand Canal Shoppes in Las Vegas, Nevada. The purchase price of approximately $766,000 was funded by a new $427,000 non-recourse mortgage loan and a new unsecured term loan. The new mortgage loan bears interest at a rate per annum of 4.78%, provides for monthly payments of principal and interest and is scheduled to mature in May 2009. The new term loan, with an initial funding of $350,000 but with a total available capacity of up to $800,000, currently bears interest at a rate per annum of LIBOR plus 115 basis points on the current outstanding principal balance, requires monthly payments of interest only, and is scheduled to mature in May 2009. The interest rate on the term loan may vary in the future depending upon the Company's future leverage ratios, changes in LIBOR rates and the length of LIBOR contracts, and, with respect to the initial funding of the term loan, the Company has fixed the interest rate to be paid through the use of interest rate swaps to a rate of 3.435% per annum.

All acquisitions completed through June 30, 2004 were accounted for utilizing the purchase method of accounting and accordingly, the results of operations are included in the Company's results of operations from the respective dates of acquisition. The purchase price for all property acquisitions are subject to certain prorations and adjustments. The Company has used estimates of future cash flows and other valuation techniques to allocate the purchase price of acquired property between land, buildings and improvements, tenant allowances, equipment and other identifiable debit and credit intangibles such as amounts related to in-place leases and acquired below-market

                                    15 of 45

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

leases. Above-market and below-market in-place lease values for owned properties are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and the Company's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above- and below-market lease values are amortized as adjustments to minimum rent revenues over the remaining non-cancelable terms of the respective leases.

This allocation of purchase price has resulted in the recognition upon acquisition of additional consolidated intangible assets (acquired in-place leases) of approximately $107,167 and deferred credits (acquired below-market leases) of approximately $142,457 relating to real estate purchases in 2002, 2003 and 2004. Calculations for certain recent acquisitions may be subsequently revised as additional information becomes available. These intangible assets and liabilities, and similar assets and liabilities from the Company's Unconsolidated Real Estate Affiliates, are being amortized over the terms of the acquired leases which resulted in additional net income, including the Company's share of such items from its Unconsolidated Real Estate Affiliates, of approximately $10,741 for the six months ended June 30, 2004 and $5,215 for the six months ended June 30, 2003. Due to existing contacts and relationships with tenants at its currently owned properties and at properties currently managed for others, no significant value has been ascribed to tenant relationships at the acquired properties.

In addition to the acquisitions discussed above, the Company has entered into a separate agreement (the "Phase II Agreement"), the Company also agreed to acquire the multi-level retail space that is planned to be part of The Palazzo (the working title of The Venetian's Phase II property), a new approximately 3,000 room hotel/casino that will be connected to the existing Venetian and the Sands Expo and Convention Center facilities (the "Phase II Acquisition"). The Palazzo is currently under development and is expected to be completed by late 2006 or early 2007. If completed as specified under the terms of the Phase II Agreement, the Company will purchase, payable upon grand opening, the Phase II Acquisition retail space at a price computed on a 6% capitalization rate on the net operating income of the Phase II retail space, as defined by the Phase II Agreement ("Phase II NOI"), up to $38,000 and on a capitalization rate of 8% on Phase II NOI in excess of $38,000, all subject to a minimum purchase price of $250,000. Based on current preliminary plans and estimated rents, the actual purchase price would be more than double the minimum purchase price. The Phase II Acquisition is expected to be funded by a combination of cash on hand, available funds from credit facilities of the Company and from proceeds of new and replacement long term loans to be obtained and collateralized by new and currently-owned properties and unsecured term loans. The Phase II Agreement is subject to the satisfaction of separate and customary closing conditions.

On July 30, 2004, the Company finalized a contract to acquire a United States enclosed regional mall. The purchase price is expected to be approximately $312,000 (subject to certain prorations and adjustments). Assuming the parties satisfy all of the requisite customary closing conditions, the transaction could close as early as mid-August 2004. The purchase price is expected to be paid through a combination of cash on hand, borrowings on the Company's credit facilities and approximately $220,000 in the form of a variable rate loan collateralized by the property.

On July 30, 2004, the Company formed a joint venture to own, manage and develop retail properties in Brazil. The Company has committed to invest up to approximately $32,000 for a 50% membership interest in the joint venture ("GGP/NIG Brazil") of which approximately $7,000 was funded at closing. The remaining funds will be invested by the Company (upon the decision of both partners) to acquire additional interests in the properties currently owned or to acquire interests in other retail centers. The other 50% member in GGP/NIG Brazil contributed to the joint venture upon formation a 29% interest in an existing retail center in Salvador, Bahia, a 16.25% interest in an existing retail center in Sao Paulo, Sao Paulo and a 66.25% interest in an existing retail property management firm. The property management firm currently manages nine existing retail centers, the

                                    16 of 45

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

two centers partially owned by GGP/NIG Brazil and seven other existing retail centers in various urban areas of Brazil for the other member of GGP/NIG Brazil and other independent owners.

RENOVATIONS AND EXPANSIONS

The Company has an ongoing program of renovations and expansions at its properties including significant projects (projected expenditure in excess of $10,000) currently under construction at the following centers:

      -     Ala Moana Center in Honolulu, Hawaii

      -     Alderwood Mall in Lynnwood (Seattle), Washington (owned by
            GGP/Homart II)

      - Altamonte Mall in Altamonte Springs (Orlando), Florida (owned by GGP/Homart II)

      -     Baybrook Mall in Friendswood, Texas

      -     Boulevard Mall in Las Vegas, Nevada

      -     Clackamas Town Center in Portand, Oregon (owned by GGP/Teachers)

      -     Crossroads Center in Saint Cloud, Minnesota

      -     Eastridge Mall in San Jose, California (owned by GGP Ivanhoe IV)

      -     First Colony Mall in Sugar Land (Houston), Texas (owned by
            GGP/Homart II)

      -     Grand Teton Mall in Idaho Falls, Idaho

      -     Kenwood Towne Centre in Cincinnati, Ohio (owned by GGP/Teachers)

      -     Mayfair Mall in Wauwatosa (Milwaukee), Wisconsin

      -     NewPark Mall in Newark, California (owned by Homart I)

      -     River Falls Mall in Clarksville, Indiana

      -     Ward Village Shops in Honolulu, Hawaii

The above listed projects represent a total projected expenditure (including the aggregate amount of projected expenditures of the Unconsolidated Properties at the Company's ownership percentage) of approximately $650,000, of which approximately $140,000 has been incurred as of June 30, 2004.

DEVELOPMENTS

During 1998, the Company formed the Circle T joint venture to develop a regional mall in Westlake (Dallas), Texas as further described in Note 3 below. As of June 30, 2004, the Company has made capital contributions of approximately $18,356 to the project for pre-development costs. The Company is currently obligated to fund additional pre-development costs of approximately $808. Total development costs are not finalized or committed but are anticipated to be funded from a construction loan that is expected to be obtained. The retail site, part of a planned community which is expected to contain a resort hotel, a golf course, luxury homes and corporate offices, is currently planned to contain up to 1.3 million square feet of tenant space including up to nine anchor stores, an ice rink and a multi-screen theater. The construction project is currently anticipated to be completed in 2007.

In August 2004, the Company opened Jordan Creek Town Center in West Des Moines, Iowa. This project is situated on a 200-acre site and currently contains 2.0 million square feet of tenant space and three anchor stores. As of June 30, 2004, the Company had invested approximately $120,334 in the project, including land costs. Total development costs will be approximately $200,000 and have been funded from operating cash flow and borrowings under current unsecured revolving credit facilities.

During April 2004, the Company formed GGP/Sambil Costa Rica to subsequently own and manage a retail center in Costa Rica. The Company has committed to invest approximately $12,217 in GGP/Sambil Costa Rica, of which approximately $9,700 has been paid and the remaining amounts will be drawn on a letter of credit provided by the Company as additional construction and development costs of the project are incurred.

                                    17 of 45

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

The Company's cash investments, the $16,000 of capital contributions made by the Latin American co-venture partners and construction financing to be arranged, are expected to be sufficient to complete the project, an approximately 500,000 square foot retail center. The center is expected to open in 2007.

The Company also owns and/or is investigating certain other potential development sites (representing a net investment of approximately $50,000), including sites in Toledo, Ohio; Rogers, Arkansas; Redlands, California and South Sacramento, California but there can be no assurance that development of these sites will proceed.

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

Unconsolidated Real Estate Affiliates include the following as of June 30, 2004:

                                                                             NUMBER OF
                                                 VENTURE               REGIONAL MALL SHOPPING    COMPANY OWNERSHIP STRUCTURE AND
          LEGAL NAME                              NAME                        CENTERS                       PERCENTAGE
--------------------------------          ---------------------        ----------------------    --------------------------------
GGP/Homart, Inc.                          GGP/Homart                            22*                       50% common stock
GGP/Homart II L.L.C.                      GGP/Homart II                         10                 50% LLC membership interest
GGP-TRS L.L.C.                            GGP/Teachers                           5                 50% LLC membership interest
GGP Ivanhoe, Inc.                         GGP Ivanhoe                            2                       51% common stock
GGP Ivanhoe IV, Inc.                      GGP Ivanhoe IV                         1                       51% common stock
Dayjay Associates                         Quail Springs                          1               50% general partnership interest
Westlake Retail Associates, Ltd.          Circle T                               1**             50% general partnership interest
Hoover Mall Holding, L.L.C.               Riverchase                             1                 50% LLC membership interest
GSG de Costa Rica SRL                     GGP/Sambil Costa Rica                  1**               33 1/3% membership interest
                                                                             -----
Total                                                                           44
                                                                             =====

* Including 3 regional mall shopping centers owned jointly with venture partners.

** Not operational as currently under development.

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

                                    18 of 45

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

GGP/HOMART II

GGP/Homart II, is a Delaware limited liability company which is owned equally by the Company and NYSCRF. Certain of the malls were contributed to the joint venture subject to existing financing, as modified by certain replacement financing ("Retained Debt"), in order to balance the net equity values of the malls contributed by each of the venture partners. Such contribution arrangements between the Company and NYSCRF have the effect of the Company having an additional contingent obligation to fund any shortfalls GGP/Homart II may incur if the non-recourse debt (approximately $109,785 at June 30, 2004 with a current maturity of January 2007 assuming all no-cost extension options are exercised) related to Natick Mall is not funded by proceeds from any subsequent sales or refinancing of Natick Mall. According to the membership agreement between the venture partners, the Company and NYSCRF share in the profits and losses, cash flows and other matters relating to GGP/Homart II in accordance with their respective 50% ownership percentages.

GGP/TEACHERS

GGP/Teachers, is a limited liability company owned 50% by the Company and 50% by Teachers' Retirement System of the State of Illinois ("Illinois Teachers"). According to the operating agreement between the venture partners, the Company and Illinois Teachers generally share in the profits and losses, cash flows and other matters relating to GGP/Teachers in accordance with their respective 50% ownership percentages. Also pursuant to the operating agreement, and in exchange for a reduced initial cash contribution by the Company, certain debt (approximately $19,337 at June 30, 2004) related to the properties was deemed to be Retained Debt and therefore, solely attributable to the Company. The Company is obligated to fund shortfalls, if any, of any subsequent sale or refinancing proceeds of the properties against their respective loan balances to the extent of such Retained Debt.

GGP IVANHOE III

On July 1, 2003, as described in Note 2, the Company completed a transaction to acquire the 49% ownership interest in GGP Ivanhoe III held by Ivanhoe, bringing the Company's ownership to 100%. Concurrent with this transaction, ownership of Eastridge Mall was transferred to GGP Ivanhoe IV, a newly-established joint venture owned 51% by the Company and 49% by Ivanhoe. Accordingly, GGP Ivanhoe III, which as of July 1, 2003 held a 100% ownership in seven enclosed regional malls, was fully consolidated in the Company's consolidated financial statements and GGP Ivanhoe IV, the owner of the Eastridge Mall, became an Unconsolidated Real Estate Affiliate.

GGP IVANHOE IV

On July 1, 2003, concurrent with the Ivanhoe III transaction described above, the ownership of the Eastridge Mall was transferred to a new joint venture, GGP Ivanhoe IV. GGP Ivanhoe IV, which will elect to be taxed as a REIT, is owned 51% by the Company and 49% by Ivanhoe. The Company and Ivanhoe share in the profits and losses, cash flows and other matters relating to GGP Ivanhoe IV in accordance with their respective ownership percentages except that certain major operating and capital decisions (as defined in the stockholders' agreement) require the approval of both stockholders. Additionally, the stockholders' agreement provides that during the 30-day period following June 30, 2006 or the 30-day period following June 30, 2009, Ivanhoe shall have the right to require the Company to purchase all of the GGP Ivanhoe IV common stock held by Ivanhoe for a purchase price equal to the value of such GGP Ivanhoe IV common stock. The Company can satisfy this obligation in any combination of cash or Common Stock. Also in exchange for a reduced cash

                                    19 of 45

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

portion of the total purchase price paid by the Company in connection with the acquisition of Ivanhoe's interest in GGP Ivanhoe III, certain debt related to the property (approximately $39,060 at June 30, 2004) was deemed to be Retained Debt, and therefore, solely attributable to the Company. Following the acquisition of Ivanhoe's interest in GGP Ivanhoe III, the Company became obligated to fund all amounts related to such Retained Debt including any shortfalls of any subsequent sale or refinancing proceeds of the property against the respective loan balance to the extent of such Retained Debt.

GGP IVANHOE

The Company owns a 51% common stock ownership interest in GGP Ivanhoe and Ivanhoe owns the remaining 49% ownership interest. Other than the absence of a right of Ivanhoe to require the Company to acquire the ownership interest of Ivanhoe, the terms of the stockholders' agreement are similar to those of the GGP Ivanhoe IV stockholders' agreement.

QUAIL SPRINGS / TOWN EAST

The Company owns a 50% general partnership interest in a joint venture which owns Quail Springs Mall in Oklahoma City, Oklahoma and prior to March 1, 2004, owned a 50% general partnership interest in a joint venture which owns Town East Mall, located in Mesquite, Texas. On March 1, 2004 the Company acquired the remaining 50% general partnership interest in Town East from its unaffiliated joint venture partner for approximately $44,500, which was paid from cash on hand and proceeds from borrowings under the Company's credit facilities. The Company shared in the profits and losses, cash flows and other matters relating to Town East until March 1, 2004 in accordance with its ownership percentage of 50%. The Company continues to share in the profits and losses, cash flows and other matters relating to Quail Springs in accordance with its 50% ownership percentage.

CIRCLE T

The Company, through a wholly-owned subsidiary, owns a 50% general partnership interest in Westlake Retail Associates, Ltd. ("Circle T"). AIL Investment, L.P., an affiliate of Hillwood Development Company ("Hillwood"), is the limited partner of Circle T. Circle T is currently developing the Circle T Ranch Mall, a regional mall in Dallas, Texas, scheduled for completion in 2007 as discussed in
Note 2. Development costs are expected to be funded by a construction loan to be obtained by the joint venture and capital contributions by the joint venture partners. As of June 30, 2004, the Company has made contributions of approximately $18,356 to the project for pre-development costs (and is currently obligated to fund approximately $808 of additional specified pre-development costs) and Hillwood has contributed approximately $11,200, mostly in the form of land costs and related pre-development costs. As certain major decisions concerning Circle T must be made jointly by the Company and Hillwood, the Company is accounting for Circle T using the equity method.

RIVERCHASE

Riverchase is a limited liability company owned 50% by the Company. The Company acquired its ownership interest in May 2004 (Note 2). According to the operating agreement, the venture partners generally share in the profits and losses, cash flows and other matters relating to Riverchase in accordance with their respective ownership percentages.

                                    20 of 45

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

GGP/SAMBIL COSTA RICA

GGP/Sambil Costa Rica, which is a joint venture owned 33 1/3% by the Company and 33 1/3% each by two independent Latin American real estate investment and development firms, was formed in April 2004 (Note 2) to develop and subsequently own and manage a retail center in San Jose, Costa Rica. Although the Company has a preferred interest in GGP/Sambil Costa Rica with respect to a portion of its initial cash investment, due to the Company's shared rights and duties with respect to this investment, the Company is accounting for this investment by the equity method.

CONDENSED COMBINED FINANCIAL INFORMATION OF UNCONSOLIDATED REAL ESTATE
AFFILIATES

The following is condensed financial information for the Company's Unconsolidated Real Estate Affiliates as of June 30, 2004 and December 31, 2003 and for the three and six month periods ended June 30, 2004 and 2003.

                                    21 of 45

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

BALANCE SHEETS - UNCONSOLIDATED REAL ESTATE AFFILIATES

                                                                  JUNE 30, 2004       DECEMBER 31, 2003
                                                               ------------------     -----------------
Assets:
   Land                                                        $          533,858      $        532,036
   Buildings and equipment                                              4,853,994             4,698,197
   Less accumulated depreciation                                         (652,278)             (600,431)
   Developments in progress *                                             155,569               100,197
                                                               ------------------      ----------------
     Net property and equipment                                         4,891,143             4,729,999
   Investment in unconsolidated joint ventures                             12,466                11,876
                                                               ------------------      ----------------
     Net investment in real estate                                      4,903,609             4,741,875
   Cash and cash equivalents                                               41,400               107,214
   Tenant accounts receivable, net                                         74,857                82,091
   Deferred expenses, net                                                 119,207               120,159
   Prepaid expenses and other assets                                       69,658                99,042
                                                               ------------------      ----------------
        Total assets                                           $        5,208,731      $      5,150,381
                                                               ==================      ================

Liabilities and Owners' Equity:
   Mortgage notes and other debt payable                       $        3,528,987      $      3,542,173
   Accounts payable and accrued expenses                                  223,730               232,120

   Minority interest                                                          117                   117
   Owners' Equity                                                       1,455,897             1,375,971
                                                               ------------------      ----------------
        Total liabilities and owners' equity                   $        5,208,731      $      5,150,381
                                                               ==================      ================

* Developments in progress include assets of Circle T Joint Venture of $23,910 and Costa Rica of $17,017 as of June 30, 2004 and assets of Circle T Joint Venture of $29,481 as of December 31, 2003.

COMPANY INVESTMENT IN AND LOANS TO/FROM UNCONSOLIDATED REAL ESTATE AFFILIATES

Owners' equity                                $   1,455,897     $      1,375,971
Less joint venture partners' equity                (756,798)            (794,402)
Loans and other, net                                 56,717               49,044
                                              -------------     ----------------
Company investment in and loans to/from
   Unconsolidated Real Estate Affiliates      $     755,816     $        630,613
                                              =============     ================

                                    22 of 45

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

STATEMENTS OF OPERATIONS - UNCONSOLIDATED REAL ESTATE AFFILIATES

                                                      THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                            JUNE 30,                             JUNE 30,
                                                      2004             2003                2004             2003
                                                ---------------     ----------        --------------     ----------
Revenues:
   Minimum rents                                $       127,946     $  145,303        $      253,145     $  290,074
   Tenant recoveries                                     59,705         73,258               121,329        145,967
   Overage rents                                          1,323          2,165                 3,720          4,173
   Other                                                  3,979          2,440                 6,952          5,156
                                                ---------------      ---------        --------------      ---------
     Total revenues                                     192,953        223,166               385,146        445,370

Expenses:
   Real estate taxes                                     17,070         21,414                35,027         42,615
   Repairs and maintenance                               14,008         16,493                28,448         33,525
   Marketing                                              6,400          7,471                12,787         14,775
   Other property operating costs                        27,594         31,845                53,556         61,244
   Provision for doubtful accounts                        1,054            939                 2,436          1,301
   Property management and other costs                   11,068         12,163                22,102         24,764
   General and administrative                               766          1,031                 1,051          1,273
   Depreciation and amortization                         39,095         44,386                77,622         86,793
                                                ---------------      ---------        --------------      ---------
     Total expenses                                     117,055        135,742               233,029        266,290

Operating income                                         75,898         87,424               152,117        179,080
Interest income                                             675          2,475                 1,522          3,706
Interest expense                                        (40,381)       (45,494)              (81,361)       (92,824)
Equity in income of unconsolidated joint
  ventures                                                1,125            668                 2,264          1,731
                                                ---------------     ----------        --------------      ---------
Net income                                      $        37,317     $   45,073        $       74,542      $  91,693
                                                ===============     ==========        ==============      =========

COMPANY EQUITY IN INCOME OF UNCONSOLIDATED AFFILIATES

                                                      THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                             JUNE 30,                               JUNE 30,
                                                     2004             2003                   2004               2003
                                                --------------      ---------          ----------------      ----------
Total income of Unconsolidated Real Estate
   Affiliates                                   $       37,317      $  45,073          $         74,542      $   91,693
Joint venture partners' share of income of
   Unconsolidated Real Estate Affiliates               (19,111)       (22,897)                  (38,292)        (46,526)
Amortization of capital or basis differences               (52)          (232)                     (149)           (806)
Elimination of Unconsolidated Real Estate
   Affiliate loan interest                                   -           (820)                      (17)           (952)
                                                --------------      ---------          ----------------      ----------
Company equity in income of Unconsolidated
   Real Estate Affiliates                       $       18,154      $  21,124          $         36,084      $   43,409
                                                ==============      =========          ================      ==========

                                    23 of 45

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

NOTE 4 MORTGAGE NOTES AND OTHER DEBT PAYABLE

Mortgage notes and other debt payable reflected in the accompanying consolidated balance sheets at June 30, 2004 and December 31, 2003 consisted of the following:

                                                                                 JUNE 30, 2004         DECEMBER 31, 2003
Fixed-rate mortgage notes and other debt payable                                $     5,145,537       $        4,052,244
Variable-Rate debt:*
   Collateralized mortgage-backed securities                                            363,093                  495,746
   Mortgage notes collateralized by individual properties                             1,179,250                1,176,750
   Credit facilities                                                                    929,011                  789,000
   Unsecured term loans                                                                 555,000                  135,750
                                                                                ---------------       ------------------

   Total Variable-Rate debt*                                                          3,026,354                2,597,246
                                                                                ---------------       ------------------

   Total                                                                        $     8,171,891       $        6,649,490
                                                                                ===============       ==================

* The Company has entered into certain cash flow hedges as described below related to approximately $725,000 of this variable rate debt at June 30, 2004 and $375,000 at December 31, 2003. The effect of these arrangements has not been reflected in the above segregation of variable versus fixed-rate debt.

FIXED-RATE MORTGAGE NOTES AND OTHER DEBT PAYABLE

Mortgage notes and other debt payable consist primarily of fixed rate non-recourse notes collateralized by individual or groups of properties and equipment. Also included in mortgage notes and other debt payable are $100,000 of ten-year senior unsecured notes, bearing interest at a fixed rate of 7.29% per annum, which were issued by PDC in March 1998 and were assumed by the Company in conjunction with the acquisition of JP Realty in 2002. Interest payments on these notes are due semi-annually on March 11 and September 11 of each year and principal payments of $25,000 are due annually beginning March 2005. The fixed-rate mortgage notes and other debt payable bear interest ranging from 1.81% to 10.00% per annum (weighted-average rate of 6.42% per annum), and require monthly payments of principal and/or interest.

Certain properties are pledged as collateral for the related mortgage notes. Substantially all of the mortgage notes at June 30, 2004 are non-recourse to the Company. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium or a percentage of the loan balance. Certain loans have cross-default provisions and are cross-collateralized. Under certain cross-default provisions, a default under any mortgage notes included in a cross-defaulted package may constitute a default under all such mortgage notes in the package and may lead to acceleration of the indebtedness due on each property within the collateral package. In general, the cross-defaulted properties are under common ownership. However, GGP Ivanhoe debt collateralized by two GGP Ivanhoe centers (totaling $125,000) is cross-defaulted and cross-collateralized with debt (totaling $435,000) collateralized by eleven Consolidated Properties.

VARIABLE-RATE DEBT

The variable-rate debt bears interest at a rate per annum equal to LIBOR plus 60 to 250 basis points.

                                    24 of 45

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

COMMERCIAL MORTGAGE-BACKED SECURITIES

In early December 2001, the Operating Partnership and certain Unconsolidated Real Estate Affiliates completed the placement of $2,550,000 of non-recourse commercial mortgage pass-through certificates (the "GGP MPTC"). The GGP MPTC was initially collateralized by 27 malls and one office building, including 19 malls then owned by certain Unconsolidated Real Estate Affiliates. At June 30, 2004, the GGP MPTC has a current outstanding balance of approximately $1,200,000 ($495,500 by Unconsolidated Real Estate Affiliates) and is collateralized by 12 malls and one office building, including 7 malls owned by Unconsolidated Real Estate Affiliates.

The GGP MPTC is comprised of both variable rate and fixed rate notes which require monthly payments of principal and interest. The certificates represent beneficial interests in three loan groups made by three sets of borrowers (the Operating Partnership, GGP/Homart and GGP/Homart II, and GGP Ivanhoe III). The original principal amount of the GGP MPTC was comprised of $1,235,000 attributed to the Operating Partnership, $900,000 to GGP/Homart and GGP/Homart II and $415,000 to GGP Ivanhoe III. The terms of the notes comprising the GGP MPTC are as follows:

                                                                              Weighted-Average
Initial Maturity    Interest Term             Interest Rate                    Interest Rate
----------------    -------------             -------------                    -------------
36 months (1)       Variable          LIBOR plus 60 to 235 basis points    LIBOR plus 79 basis points
51 months (2)       Variable          LIBOR plus 70 to 250 basis points    LIBOR plus 103 basis points
5 years             Fixed             5.01 to 6.18%                        5.38%

(1) With two no-cost 12-month extension options.

(2) With two no-cost 18-month extension options.

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

CREDIT FACILITIES

In April 2003, the Company reached an agreement with a group of banks to establish a new revolving credit facility and term loan (the "2003 Credit Facility") with initial borrowing availability of approximately $779,000 (which was subsequently increased to approximately $1,250,000). The 2003 Credit Facility has a term of three years and provides for partial amortization of the principal balance of the term loan in the second and third years. The amount outstanding on the 2003 Credit Facility at June 30, 2004 was approximately $929,011. As of June 30, 2004, the weighted-average interest rate on the 2003 Credit Facility was 2.46%.

INTEREST RATE SWAPS

Concurrent with the issuance of the GGP MPTC certificates, the Company purchased interest rate protection agreements (structured to limit the Company's exposure to interest rate fluctuations), and simultaneously an equal amount of interest rate protection agreements were sold to fully offset the effect of these agreements and to recoup a substantial portion of the cost of such agreements. Further, to achieve a more desirable balance between fixed and variable rate debt, the Company initially entered into certain swap agreements (notional amount equal to $666,933). Approximately $575,000 of such swap agreements were with independent financial services firms. The notional amounts of such swap agreements decline over time to an aggregate of $25,000 at maturity of the 51-month variable-rate loans (assuming both 18-month no-cost

                                    25 of 45

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

extension options are exercised). As of June 30, 2004, $375,000 of swap agreements related to the GGP MPTC were outstanding.

As of June 30, 2004, the Company has additional outstanding swap agreements with a notional value of $350,000 on other variable rate debt. The Company's swap agreements fix the interest rate that it is required to pay on $725,000 of variable rate debt to approximately 3.86% per annum. Such swap agreements have been designated as cash flow hedges and are intended to hedge the Company's exposure to future interest payments on the related variable-rate debt.

INTERIM FINANCING

During August 2002, the Company, through Victoria Ward, arranged for an aggregate of $150,000 in loans from two separate groups of banks. On August 23, 2002, the Company borrowed an initial $80,000 and, on September 19, 2002, the Company borrowed an additional $70,000. As of June 30, 2004, all amounts outstanding ($135,750 at December 31, 2003) have been repaid.

During June 2003, the Company obtained two new acquisition loans totaling approximately $307,000 for the purchases of Saint Louis Galleria and Coronado Center as described in Note 2. The $176,000 loan collateralized by Saint Louis Galleria currently bears interest at a rate per annum of LIBOR plus 165 basis points and the loan collateralized by Coronado Center (approximately $101,250 as of June 30, 2004) currently bears interest at a rate per annum of LIBOR plus 91 basis points. Both loans require monthly payments of interest only and are scheduled to mature in June 2008 assuming the exercise by the Company of all no-cost extension options on each of the loans.

In addition and as described in Note 2, the Company obtained a $185,000 acquisition loan for the purchase of the Mall of Louisiana in May 2004 and four new acquisition loans totaling approximately $588,250 for the purchases of Lynnhaven Mall, Sikes Senter, The Maine Mall and Glenbrook Square in 2003. The loans initially bear interest at LIBOR plus a range of 70 to 125 basis points and generally mature in five years assuming the exercise by the Company of all no-cost extension options.

CONSTRUCTION LOAN

In connection with the acquisition of JP Realty, the Company assumed a $47,340 construction loan of Spokane Mall Development Company Limited Partnership and a $50,000 construction loan of Provo Mall Development Company, Ltd., in both of which PDC is the general partner. The loans, which bore interest at a rate per annum of LIBOR plus 150 basis points, were scheduled to mature in July 2003 but were replaced in January 2003 with a new long-term non-recourse mortgage loan. The new loan, allocated $53,000 to the Provo Mall and $42,000 to the Spokane Mall, is collateralized by the two malls, bears interest at a rate per annum of 4.42% and matures in February 2008.

LETTERS OF CREDIT

The Operating Partnership had outstanding letters of credit of approximately $10,830 as of June 30, 2004 and $11,830 as of December 31, 2003, primarily in connection with special real estate assessments, construction obligations and insurance requirements. As of June 30, 2004, the Company also has an outstanding letter of credit of approximately $2,855 in connection with future capital contributions to GGP/Sambil Costa Rica primarily related to additional construction and development costs.

                                    26 of 45

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

NOTE 5   COMMON AND PREFERRED DISTRIBUTIONS

The following is a chart of the common and preferred distributions for the Company paid in 2004 and 2003. Since the most recent dividend declaration occurred subsequent to June 30, 2004, the amount paid on July 30, 2004 has not been accrued in the accompanying consolidated balance sheet.


                                         COMMON DISTRIBUTIONS
-------------------------------------------------------------------------------------------------------
                                                                        GENERAL           OPERATING
                                                                        GROWTH           PARTNERSHIP
DECLARATION         AMOUNT PER       RECORD           PAYMENT        STOCKHOLDERS      LIMITED PARTNERS
   DATE               SHARE           DATE             DATE             AMOUNT              AMOUNT
-----------         ----------      --------          --------       ------------      ----------------
 07/02/04            $  0.30        07/15/04          07/30/04       $   65,575         $   16,662
 04/05/04               0.30        04/15/04          04/30/04           65,357             16,704
 01/05/04               0.30        01/15/04          01/30/04           65,193             16,714
 10/01/03               0.30        10/15/03          10/31/03           64,402             17,423
 06/09/03               0.24        07/07/03          07/31/03           45,417             13,980
 03/14/03               0.24        04/03/03          04/30/03           45,230             13,994
 12/12/02               0.24        01/06/03          01/31/03           44,937             14,080

           PREFERRED DISTRIBUTIONS
----------------------------------------------
  RECORD           PAYMENT          AMOUNT PER
   DATE             DATE              SHARE
--------          --------         ----------
07/10/03          07/15/03         $  0.5252*
04/03/03          04/15/03            0.4531
01/06/03          01/15/03            0.4531

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

The Company leases land or buildings at certain properties from third parties. Consolidated rental expense including participation rent related to these leases was $1,400 for the six months ended June 30, 2004 and $1,355 for the six months ended June 30, 2003. The leases generally provide for a right of first refusal in favor of the Company in the event of a proposed sale of the property by the landlord.

The Company periodically enters into contingent agreements for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence and, in the case of property acquired under development, completion of the project.

NOTE 7 DISCONTINUED OPERATIONS - MCCRELESS MALL

On March 31, 2003, the Company sold McCreless Mall in San Antonio, Texas for aggregate consideration of $15,000 (which was paid in cash at closing). The Company recorded a gain of approximately $4,000 for financial reporting purposes on the sale of the mall. Pursuant to SFAS 144, the Company has reclassified the operations of McCreless Mall (approximately $859 in revenues and $292 in net income in the six months

                                    27 of 45

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

ended June 30, 2003) to discontinued operations in the 2003 consolidated financial statements and has reflected such amounts net of minority interests.

NOTE 8 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2004, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" ("VIEs"), to improve financial reporting of special purpose and other entities. The Company has adopted FIN 46 as of December 31, 2003. Certain VIEs that are qualifying special purpose entities ("QSPEs") will not be required to be consolidated under the provisions of FIN 46. In addition, FIN 46 expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities. The Company has certain special purpose entities, primarily created to facilitate the issuance of its commercial mortgage-backed securities (Note 4) and other securitized debt or to facilitate the tax-increment financing of certain improvements at its properties. Because these special purpose entities are QSPEs, which are exempted from consolidation, these special purpose entities are not required to be consolidated in the Company's consolidated financial statements. In addition, the Company's Unconsolidated Real Estate Affiliates constitute businesses (as defined in FIN 46) or have operating agreements granting the independent third-party joint venturers substantive participating rights, the implementation of FIN 46 did not result in the consolidation of any previously unconsolidated affiliates.

In May 2003, the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The effective date of a portion of the Statement has been indefinitely postponed by the FASB. The Company did not enter into new financial instruments subsequent to May 2003 which would fall within the scope of this statement. No transactions, arrangements or financial instruments of the Company have been identified that appear to meet the criteria for liability recognition in accordance with paragraphs 9 and 10 under SFAS 150 due to the indefinite life of the Company's joint venture arrangements. Accordingly, even if the effectiveness of the measurement and classification provision of these paragraphs is no longer postponed, the Company does not expect that it will be required to reclassify the liquidation amounts of such minority interests to liabilities.

NOTE 9 PRO FORMA FINANCIAL INFORMATION

The following pro forma financial information has been presented as a result of acquisitions made during 2003 and 2004 as described in Note 2. The pro forma condensed consolidated statements of operations for the six months ended June 30, 2004 include adjustments for the acquisitions made during 2004 as if such transactions had occurred on January 1, 2004. The pro forma condensed consolidated statements of operations for the six months ended June 30, 2003 include adjustments for the acquisitions made during 2004 and 2003, as if such transactions had occurred on January 1, 2003. The pro forma information is based upon the historical consolidated statements of operations excluding extraordinary items and income from discontinued operations and does not purport to present what actual results would have been had the acquisitions, and related transactions, in fact, occurred at the previously mentioned dates, or to project results for any future period.

                                    28 of 45

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
        (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AND PER UNIT AMOUNTS)
                                   (UNAUDITED)

                              PRO FORMA INFORMATION

                                                                                        Six Months Ended
                                                                                             June 30,
                                                                                       2004           2003
                                                                                    ----------     ----------
Revenues:
   Minimum rent                                                                     $  488,559     $  485,335
   Tenant charges                                                                      242,597        237,000
   Other                                                                                59,888         56,381
                                                                                    ----------     ----------
Total revenues                                                                         791,044        778,716
                                                                                    ----------     ----------

Expenses:
   Real estate taxes                                                                    59,802         58,967
   Other property operating                                                            237,764        246,939
   Depreciation and amortization                                                       173,315        154,822
                                                                                    ----------     ----------
Total Expenses                                                                         470,881        460,728
                                                                                    ----------     ----------

Operating Income                                                                       320,163        317,988

Interest expense, net                                                                 (195,572)      (183,157)
Income allocated to minority interests                                                 (49,704)       (53,986)
Equity in income of unconsolidated affiliates                                           36,913         34,382
                                                                                    ----------     ----------

Pro forma income from continuing operations (a)                                        111,800        115,227
Pro forma convertible preferred stock dividends                                              -        (13,030)
                                                                                    ----------     ----------
Pro forma income from continuing operations available to common stockholders (a)    $  111,800     $  102,197
                                                                                    ==========     ==========

Pro forma earnings from continuing operations per share - basic (b)                 $     0.51     $     0.54
Pro forma earnings from continuing operations per share - diluted (b)               $     0.51     $     0.54

(a) The pro forma adjustments include management fee and depreciation modifications and adjustments to give effect to the acquisitions activity described above.

(b) Pro forma basic earnings per share are based upon weighted average common shares of approximately 218,075,000 for 2004 and 188,206,000 for 2003. Pro forma diluted per share amounts are based on the weighted average common shares and the effect of dilutive securities outstanding of approximately 218,650,000 for 2004 and 188,849,000 for 2003.

                                    29 of 45

                         GENERAL GROWTH PROPERTIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to numbered Notes are to specific footnotes to the Consolidated Financial Statements of the Company included in this Quarterly Report and which descriptions are incorporated into the applicable response by reference. The following discussion should be read in conjunction with such Consolidated Financial Statements and related Notes. Capitalized terms used, but not defined in this Management's Discussion and Analysis of Financial Condition and Results of Operations have the same meanings as in such Notes.

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

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Representative examples of these factors include (without limitation):

      -     general industry and economic conditions

      -     acts of terrorism

      -     interest rate trends

      -     cost of capital requirements

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

      - changes in applicable laws, rules and regulations (including changes in tax laws)

      -     the ability to obtain suitable equity and/or debt financing

      - the continued availability of financing in the amounts and on the terms necessary to support the Company's future business

MANAGEMENT'S CONTEXTUAL OVERVIEW & SUMMARY

The Company's primary business is the ownership, management, leasing and development of retail rental property. Management of the Company believes the most significant operating factor affecting incremental cash flow and net income is increased rents (either base rental revenue or overage rents) earned from tenants

                                    30 of 45

                         GENERAL GROWTH PROPERTIES, INC.

at the Company's properties. These rental revenue increases are primarily achieved by re-leasing existing space at higher current rents, increasing occupancy at the properties so that more space is generating rent and sales increases of the tenants, in which the Company participates through overage rents. Therefore, certain operating statistics of the properties owned by the Company are presented to indicate the trends of these factors. Readers of this management analysis of operations of the Company should focus on trends in such rental revenues as tenant expense recoveries and net management fees and expenses are not as significant in terms of major net indicators of trends in cash flow or net income. In addition, management of the Company considers changes in interest rates to be the most significant external factor in determining trends in the Company's cash flow or income from continuing operations. As detailed in our discussion of economic conditions and market risk, interest rates have recently risen and may rise again in future months, which could adversely impact the Company's future cash flow and net income. Finally, the following discussion of management's analysis of operations focuses on the consolidated financial statements presented in this Quarterly Report. Trends in Funds from Operations ("FFO") as defined by The National Association of Real Estate Investment Trusts ("NAREIT") have not been presented in this management discussion and analysis of operations, as FFO, under current SEC reporting guidelines, can only be considered a supplemental measure of Company operating performance.

Another significant factor for overall increases in the Company's cash flow and net income is the acquisition of additional properties. During 2003, the Company acquired 100% interests in 10 regional malls and additional ownership interests in 7 regional malls, for total consideration of approximately $2.0 billion. Through June 2004, the Company acquired 100% interests in 4 retail properties, the remaining 50% interest in one retail property, a 50% interest in two retail properties and a 33 1/3% ownership interest in a property to be developed in Costa Rica, all for an aggregate consideration of approximately $1.4 billion. Readers of this management analysis of operations should note that, as described in the results of operations discussion below, the major portion of increases in cash flow and net income versus prior years are due to the continued acquisition of property.

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are both significant to the overall presentation of the Company's financial condition and results of operations and require management to make difficult, complex or subjective

                                    31 of 45

                         GENERAL GROWTH PROPERTIES, INC.

judgments. For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, recoverable amounts of receivables and deferred taxes and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions, as further discussed below. The Company's critical accounting policies have not changed since December 31, 2003.

CERTAIN INFORMATION ABOUT THE COMPANY PORTFOLIO

At June 30, 2004, the Company owned the Consolidated Properties (125 operating regional malls and community centers) and the following investments in Unconsolidated Real Estate Affiliates:

                                NUMBER OF
                                REGIONAL
                              MALL SHOPPING       COMPANY OWNERSHIP
     VENTURE NAME                CENTERS              PERCENTAGE
-----------------------       -------------       -----------------
GGP/Homart                         22*                   50%
GGP/Homart II                      10                    50%
GGP/Teachers                        5                    50%
GGP Ivanhoe                         2                    51%
GGP Ivanhoe IV                      1                    51%
Quail Springs                       1                    50%
   Circle T                         1**                  50%
Riverchase                          1                    50%
GGP/Sambil Costa Rica               1**              33 1/3%
                                  ---
Total                              44
                                  ===

* Including 3 regional mall shopping centers owned jointly with venture partners.

** Not operational as currently under development.

For the purposes of this report, the 44 regional mall shopping centers listed above are collectively referred to as the "Unconsolidated Properties" and, together with the Consolidated Properties, comprise the "Company Portfolio".

Reference is made to Notes 1 and 3 for a further discussion of such Consolidated Properties and investments in Unconsolidated Real Estate Affiliates.

The Company has presented certain information on its Consolidated and Unconsolidated Properties separately in charts and tables containing financial data and operating statistics. As a significant portion of the Company's total operations are structured as joint venture arrangements which are generally unconsolidated for GAAP purposes since the Company only has an approximate 50% interest in such properties through such joint ventures, management of the Company believes that financial information and operating statistics with respect to all properties owned provide important insights into the income produced by such investments for the Company as a whole. Since GGMI, a wholly-owned subsidiary of the Company, provides on-site management and other services to the Unconsolidated Properties, the management operating philosophies and strategies are generally the same whether the properties are consolidated or unconsolidated. As a result, a presentation of certain financial information for Consolidated and Unconsolidated Properties on a stand-alone basis as well as operating statistics on a stand-alone and weighted-average basis depicts the relative size and significance of these elements of the Company's overall operations.

                                    32 of 45

                         GENERAL GROWTH PROPERTIES, INC.

COMPANY PORTFOLIO DATA
AS OF/OR FOR THE SIX MONTHS ENDED JUNE 30, 2004

                                                              Consolidated    Unconsolidated     Company
                                                               Properties       Properties     Portfolio (b)
                                                              ------------    --------------   -------------
OPERATING STATISTICS (a)
Space leased at centers not
   under redevelopment (as a %)                                      90.8%            90.6%           90.7%
Trailing 12 month total tenant sales per sq. ft. (c)          $       357      $       394     $       369
% change in total sales (c)                                           6.8%            10.7%            8.1%
% change in comparable sales (c)                                      5.2%             6.7%            5.7%
Mall and Freestanding gross leaseable retail space ("GLA")
   excluding space under redevelopment (in sq. ft.)            30,907,849       14,701,901      45,609,750

CERTAIN FINANCIAL INFORMATION
Average annualized in place rent per sq. ft                   $     30.22      $     33.51
Average rent per sq. ft. for
   new/renewal leases (excludes 2004 acquisitions)            $     32.40      $     35.27
Average rent per sq. ft. for leases
   expiring in 2004 (excludes 2004 acquisitions)              $     25.69      $     32.35

(a) Data is for 100% of the Mall GLA in each portfolio, including those centers that are owned in part by unconsolidated affiliates. Data excludes properties currently being redeveloped and/or remerchandised and miscellaneous (non-mall) properties.

(b) Data includes weighted-average amounts.

(c) Due to tenant sales reporting timelines, data is as of May.

Company revenues are primarily derived from tenants in the form of fixed minimum rents, overage rents and recoveries of operating expenses. In addition, the consolidated results of operations of the Company were impacted by the following acquisitions:

                                                              ACQUISITION
                                                                  DATE
                                                              -----------
2004
A 50% ownership interest in Burlington Town Center             January 7
Redlands Mall                                                  January 16
The remaining 50% ownership interest in Town East Mall          March 1
Four Seasons Town Centre                                        March 5
A 33 1/3% ownership interest in GGP/Sambil Costa Rica           April 30
A 50% ownership interest in Riverchase Galleria                  May 11
Mall of Louisiana                                                May 12
The Grand Canal Shoppes                                          May 17

2003
Peachtree Mall                                                  April 30
Saint Louis Galleria                                             June 11
Coronado Center                                                  June 11
The remaining 49% ownership interest in GGP Ivanhoe III          July 1
Lynnhaven Mall                                                  August 27
Sikes Senter                                                   October 14
The Maine Mall                                                 October 29
Glenbrook Square                                               October 31
Foothills Mall                                                 December 5
Chico Mall                                                     December 23
Rogue Valley Mall                                              December 23

                                    33 of 45

                         GENERAL GROWTH PROPERTIES, INC.

Because the Company's consolidated financial statements reflect the use of the equity method to account for its investments in Unconsolidated Real Estate Affiliates, the discussion of results of operations of the Company below relates primarily to the revenues and expenses of the Consolidated Properties and GGMI.

RESULTS OF OPERATIONS OF THE COMPANY
THREE MONTHS ENDED JUNE 30, 2004 AND 2003

The following chart shows the change and percentage change for major items of revenue and expense:

(DOLLARS IN THOUSANDS)                              2004        2003       $ CHANGE          % CHANGE
----------------------                           ---------    ---------    ---------         --------
Total Revenues                                   $ 376,246    $ 284,687    $  91,559            32%
   Minimum rents                                   232,922      173,682       59,240            34%
   Tenant recoveries                               105,832       80,578       25,254            31%
   Overage rents                                     5,013        3,542        1,471            42%
   Management and other fees                        20,163       20,278         (115)           (1%)
Total Expenses                                     230,033      167,933       62,100            37%
   Real estate taxes                                29,043       20,497        8,546            42%
   Repairs and maintenance                          25,496       18,560        6,936            37%
   Other property operating costs                   48,855       34,770       14,085            41%
   Marketing                                        10,515        7,585        2,930            39%
   Property management and other costs              24,694       29,624       (4,930)          (17%)
   Depreciation and amortization                    86,051       52,304       33,747            65%
Interest Expense                                    90,460       64,225       26,235            41%
Equity in income of unconsolidated affiliates       18,154       21,124       (2,970)          (14%)

Total revenues increased $96.5 million as a result of new acquisitions and decreased $4.9 million as a result of lower tenant recoveries which were partially offset by higher overage rents and other revenues.

Minimum rents increased as a result of acquisitions. Minimum rents also include the effect of below-market lease rent accretion pursuant to SFAS 141 and 142 (Note 1) of $9.5 million in 2004 and $7.0 million in 2003. Tenant recoveries increased $32.0 million as a result of acquisitions and decreased $6.7 million due to lower recoverable expenses at various centers. Overage rents increased $1.0 million as a result of acquisitions and $0.5 million as a result of higher tenant sales.

Management and other fees were comparable to 2003. The Company acquired the remaining 49% interest in GGP/Ivanhoe III from its joint venture partner in July, 2003 and the remaining 50% interest in Town East in March, 2004. As these joint ventures are now consolidated in the results of operations of the Company, it no longer receives a fee for managing these properties. These decreases were substantially offset by increased development fees resulting from renovations at Unconsolidated Properties.

Total expenses increased $54.9 million as a result of acquisitions and $7.2 million as a result of higher depreciation which was partially offset by lower property management costs, primarily due to lower costs in 2004 as the TSOs granted in 2002 vested in June 2003 (Note 1).

Real estate taxes increased $9.1 million as a result of acquisitions and decreased $0.6 million as a result of substantially reduced property taxes at certain of our centers. Repairs and maintenance increased due to acquisitions. Property operating costs increased $12.9 million as a result of acquisitions and $1.2 million as a result of various operating costs. Real estate taxes, repairs and maintenance and other property operating expenses are generally recoverable from tenants and the increases in these expenses are generally consistent with the increase in tenant recovery revenues.

                                    34 of 45

                         GENERAL GROWTH PROPERTIES, INC.

Marketing increased due to acquisitions. Depreciation and amortization increased $22.0 million as a result of acquisitions and $11.7 million as a result of additional depreciation on completed developments and other capitalized building and equipment costs.

Interest expense increased $22.9 million as a result of acquisitions and $3.3 million as a result of higher debt levels primarily for redevelopment and other working capital requirements.

Equity in income of unconsolidated affiliates decreased primarily due to the acquisition of the remaining interests in certain joint ventures. The Company acquired the remaining 49% interest in GGP/Ivanhoe III from its joint venture partner in July, 2003 and the remaining 50% interest in Town East in March, 2004. As a result, these joint ventures are now consolidated in the results of operations of the Company. These decreases were partially offset by increases resulting from the Company's share of the Riverchase joint venture due to an acquisition of an interest in the venture in May 2004.

RESULTS OF OPERATIONS OF THE COMPANY
SIX MONTHS ENDED JUNE 30, 2004 AND 2003

The following chart shows the change and percentage change for major items of revenue and expense:

(DOLLARS IN THOUSANDS)                             2004        2003      $ CHANGE         % CHANGE
----------------------                           ---------   ---------   ---------        --------
Total Revenues                                   $ 737,831   $ 558,574   $ 179,257            32%
   Minimum rents                                   455,578     343,403     112,175            33%
   Tenant recoveries                               208,436     151,656      56,780            37%
   Overage rents                                    13,781      10,044       3,737            37%
   Management and other fees                        38,864      40,601      (1,737)           (4%)
Total Expenses                                     438,122     332,006     106,116            32%
   Real estate taxes                                57,356      40,617      16,739            41%
   Repairs and maintenance                          50,353      36,269      14,084            39%
   Other property operating costs                   90,161      69,611      20,550            30%
   Marketing                                        20,955      15,761       5,194            33%
   Property management and other costs              49,713      56,248      (6,535)          (12%)
   Depreciation and amortization                   159,218     104,283      54,935            53%
Interest Expense                                   177,547     124,968      52,579            42%
Equity in income of unconsolidated affiliates       36,084      43,409      (7,325)          (17%)

Total revenues increased primarily as a result of new acquisitions.

Minimum rents increased as a result of acquisitions. Minimum rents also include the effect of below-market lease rent accretion pursuant to SFAS 141 and 142 (Note 1) of $17.2 million in 2004 and $13.0 million in 2003. Tenant recoveries increased $59.6 million as a result of acquisitions and decreased $2.8 million due to lower recoverable expenses at various centers. Overage rents increased $2.8 million as a result of acquisitions and $0.9 million as a result of higher tenant sales.

Management and other fees declined as a result of joint venture partnership interest acquisitions. The Company acquired the remaining 49% interest in GGP/Ivanhoe III from its joint venture partner in July, 2003 and the remaining 50% interest in Town East in March, 2004. As these joint ventures are now consolidated in the results of operations of the Company, it no longer receives a fee for managing these properties. These decreases were partially offset by increased development fees resulting from renovations at Unconsolidated Properties.

                                    35 of 45

                         GENERAL GROWTH PROPERTIES, INC.

Total expenses, including depreciation and amortization, increased $101.4 million as a result of acquisitions and $4.7 million as a result of higher depreciation which was partially offset by lower property management and other costs. The decrease in property management and other costs is primarily the result of TSOs granted in 2002 which vested in June 2003 (Note 1).

Real estate taxes increased $17.4 million as a result of acquisitions and decreased $0.7 million as a result of substantially reduced property taxes at certain of our centers. Repairs and maintenance increased $13.0 million due to acquisitions and $1.1 million due to miscellaneous increases across substantially all of our properties. Property operating costs increased $25.1 million as a result of acquisitions and decreased $4.5 million as a result of lower electrical and other operating costs. Real estate taxes, repairs and maintenance and other property operating expenses are generally recoverable from tenants and the increases in these expenses are generally consistent with the increase in tenant recovery revenues.

Marketing increased due to acquisitions. Depreciation and amortization increased $38.5 million as a result of acquisitions and $16.4 million as a result of additional depreciation on completed developments and other capitalized building and equipment costs.

Interest expense increased $42.0 million as a result of acquisitions and $10.6 million as a result of higher debt levels primarily for redevelopment and other working capital requirements.

Equity in income of unconsolidated affiliates decreased primarily due to joint venture acquisitions. The Company acquired the remaining 49% interest in GGP/Ivanhoe III from its joint venture partner in July, 2003 and the remaining 50% interest in Town East in March, 2004. As a result, these joint ventures are now consolidated in the results of operations of the Company. These decreases were partially offset by increased management fees resulting from the Riverchase joint venture acquisition in May 2004.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

As of June 30, 2004, the Company held approximately $15.3 million of unrestricted cash and cash equivalents. The liquidity of the Company is derived primarily from its leases that generate positive net cash flow from operations and distributions from Unconsolidated Real Estate Affiliates. The Company uses operating cash flow as the principal source of internal funding for short-term liquidity and capital needs such as tenant construction allowances and minor improvements made to individual properties that are not recoverable through common area maintenance charges to tenants. External funding alternatives for longer-term capital needs such as acquisitions, new development, expansions and major renovation programs at individual centers include:

      -     Construction loans

      -     Mini-permanent loans

      -     Long-term project financing

      -     Joint venture financing with institutional partners

      -     Operating Partnership level or Company level equity investments

      -     Unsecured Company level debt

      -     Secured loans collateralized by individual shopping centers

In this regard, in March 2003 the Company arranged the 2003 Credit Facility (Note 4) to replace a previously existing unsecured credit facility. The 2003 Credit Facility was finalized in April 2003 with initial borrowing availability of approximately $779 million (which was subsequently increased to approximately $1.25 billion). The 2003 Credit Facility has a term of three years and provides for partial amortization of the principal balance of the term loan in the second and third years. Borrowings under the 2003 Credit Facility totaled $929 million at June 30, 2004 and $789 million at December 31, 2003.

                                    36 of 45

                         GENERAL GROWTH PROPERTIES, INC.

As of June 30, 2004, the Company believed it was in compliance with any restrictive covenants contained in its various financing arrangements. Also, in order to maintain its access to the public equity and debt markets, the Company has a currently effective shelf registration statement under which up to $2 billion in equity or debt securities may be issued from time to time. Changes in the current market price of the Common Stock would change the actual number of shares of Common Stock that would be sold to yield a desired amount of stock sale proceeds.

As of June 30, 2004, the Company had consolidated debt of approximately $8.2 billion. In addition, the Company's share (in general, calculated at the Company's respective ownership interests) of the debt of the Unconsolidated Real Estate Affiliates was approximately $1.9 billion. Except in instances where certain Consolidated Properties are cross-collateralized with the Unconsolidated Properties, or the Company has retained a portion of the debt of a property when such property was contributed to an Unconsolidated Real Estate Affiliate (Note
3), the Company has not otherwise guaranteed the debt of the Unconsolidated Real Estate Affiliates.

The following table reflects the maturity dates of the Company's debt and the related interest rates, after giving effect to the current swap agreements of the Company as described in Note 4.

         MATURITY AND CURRENT AVERAGE INTEREST RATES ON OUTSTANDING DEBT
                               AS OF JUNE 30, 2004

                             (Dollars in Thousands)

                                                         UNCONSOLIDATED PROPERTIES
                                            ------------------------------------------------
                                                    TOTAL               COMPANY SHARE OF
                        CONSOLIDATED            UNCONSOLIDATED           UNCONSOLIDATED
                        PROPERTIES(a)             PROPERTIES           PROPERTIES DEBT (b)
                   -----------------------  -----------------------  -----------------------
                                  CURRENT                  CURRENT                  CURRENT
                                  AVERAGE                  AVERAGE                  AVERAGE
                     MATURING    INTEREST     MATURING    INTEREST     MATURING    INTEREST
   YEAR              AMOUNT(c)    RATE (d)    AMOUNT(c)    RATE (d)    AMOUNT(c)    RATE (d)
--------           -----------   ---------  ------------  ---------  -----------   ---------
2004               $   194,184     6.64%    $    55,800     6.64%    $    28,458     6.64%
2005                   305,600     4.65%        247,963     5.99%        125,711     6.01%
2006                 1,324,671     4.24%        297,015     8.89%        153,018     8.79%
2007                   921,816     4.49%        845,201     2.40%        486,119     2.31%
2008                 1,703,657     4.00%        592,095     4.16%        281,047     4.03%
Subsequent           3,693,002     5.00%      1,685,807     5.11%        810,147     5.07%
                   -----------     ----     -----------     ----     -----------    -----
Total              $ 8,142,930(e)  4.63%    $ 3,723,881     4.73%    $ 1,884,500     4.59%
                   ===========     ====     ===========     ====     ===========    =====

Variable Rate      $ 2,301,354     2.64%    $   933,264     2.32%    $   523,895     2.25%
Fixed Rate           5,841,576     5.42%      2,790,617     5.53%      1,360,605     5.49%
                   -----------     ----     -----------     ----     -----------    -----
Total              $ 8,142,930(e)  4.63%    $ 3,723,881     4.73%    $ 1,884,500     4.59%
                   ===========     ====     ===========     ====     ===========    =====

(a) The debt collateralized by Provo Mall and Spokane Mall is reflected at 75% of the total loan balance on this schedule because these two centers are owned through joint ventures with 25% minority partners.

(b) Unconsolidated Properties debt reflects the Company's share of debt (either retained (Note 3) or based on its respective equity ownership interests in the Unconsolidated Real Estate Affiliates) relating to the properties owned by the Unconsolidated Real Estate Affiliates.

(c) Excludes principal amortization.

(d) For variable rate loans, the interest rate reflected is the actual annualized weighted-average rate for the variable-rate debt outstanding during the six months ended June 30, 2004.

(e) Excludes a market value purchase price adjustment of approximately $5.2 million related to the JP Realty acquisition in July 2002.

                                    37 of 45

                         GENERAL GROWTH PROPERTIES, INC.

Reference is made to Note 4 and Item 3 of this Form 10-Q and Note 5 and Items 2 and 7A of the Company's Annual Report on Form 10-K for additional information regarding the Company's debt and the potential impact on the Company of interest rate fluctuations.

The following summarizes certain significant investment and financing transactions of the Company currently planned or completed since December 31, 2003:

ACQUISITIONS

As discussed below, during the first six months of 2004, the Company acquired 100% interests in 4 retail properties, the remaining 50% interest in one retail property, a 50% interest in two retail properties and a 33 1/3% ownership interest in a property to be developed in Costa Rica, all for an aggregate consideration of approximately $1.4 billion. Consideration for the acquisitions included $1.1 billion of new debt, $134.4 million of assumed debt, $25.1 million of preferred units in the Operating Partnership and $149.3 million from cash on hand or proceeds from borrowings under the Company's credit facilities.

      - On January 7, 2004, the Company acquired a 50% membership interest in a newly formed limited liability company ("Burlington LLC") which owns Burlington Town Center, an enclosed mall in Burlington, Vermont, for $10.25 million (subject to certain prorations and adjustments). Approximately $9 million was funded in cash by the Company at closing with the remaining amounts to be funded in cash in 2004 as necessary. In addition, at closing the Company made a $31.5 million mortgage loan to Burlington LLC to replace the existing mortgage financing which had been collateralized by the property. The new mortgage loan requires monthly payments of principal and interest, bears interest at a rate per annum of 5.5% and is scheduled to mature in January 2009.

      - On January 16, 2004, the Company acquired Redlands Mall, an enclosed mall in Redlands, California (currently under redevelopment) for approximately $14.25 million (subject to certain prorations and adjustments). The consideration was paid from cash on hand and proceeds from borrowings under the Company's credit facilities.

      - On March 1, 2004, the Company acquired the remaining 50% general partnership interest in Town East Mall in Mesquite, Texas from its unaffiliated joint venture partner. The purchase price was approximately $44.5 million and was paid from cash on hand and proceeds from borrowings under the Company's credit facilities.

      - On March 5, 2004, the Company acquired Four Seasons Town Centre, an enclosed mall in Greensboro, North Carolina for approximately $161 million (subject to certain prorations and adjustments). The consideration was paid by the assumption of approximately $134.4 million in existing long-term non-recourse mortgage debt (bearing interest at a rate per annum of approximately 5.6% and is scheduled to mature in December 2013), approximately $25.1 million in 7% preferred units of Operating Partnership interest and the remaining amounts in cash, primarily from amounts borrowed under the Company's credit facilities. Immediately following the closing, the Company prepaid approximately $22.4 million of such assumed debt using cash on hand.

      - On April 30, 2004 the Company completed an agreement to form a joint venture to develop and subsequently own and manage a retail center in San Jose, Costa Rica. The venture, GSG de Costa Rica SRL ("GGP/Sambil Costa Rica"), is owned 33 1/3% by a wholly-owned subsidiary of the Operating Partnership and 33 1/3% each by two independent Latin American real estate investment and development firms. The Company has committed to invest approximately $12.2 million in GGP/Sambil Costa Rica, of which approximately $9.7 million has been paid and the remaining amounts will be drawn on a letter of credit provided by the Company as additional construction and development costs of the project are incurred. The Company's cash investments, the $16.0 million of capital contributions

                                    38 of 45

                         GENERAL GROWTH PROPERTIES, INC.

            made by the Latin American co-venture partners and construction financing to be arranged, are expected to be sufficient to complete the project, an approximately 500,000 square foot retail center.

      - On May 11, 2004, the Company completed the acquisition of a 50% interest in a joint venture (Hoover Mall Holding, L.L.C.) which owns, through a wholly-owned subsidiary, Riverchase Galleria, an enclosed mall in Birmingham, Alabama for approximately $166 million. In conjunction with the purchase, the existing loan collateralized by the property was refinanced with a new, non-recourse mortgage loan of $200 million. The new loan bears interest at a rate of LIBOR plus 88 basis points, requires monthly payments of interest only and, assuming all no-cost extension options are exercised, is scheduled to mature in June 2009. In addition, the Company has fixed the interest rate to be paid on this loan (initially 3.26% per annum with steps to 5.99% per annum in 2007) through the use of interest rate swaps.

      - On May 12, 2004, the Company completed the acquisition of a 100% interest in Mall of Louisiana, an enclosed regional mall in Baton Rouge, Louisiana for approximately $265 million. A portion of the purchase price was paid with the proceeds of a new $185 million acquisition loan that currently bears interest at LIBOR plus 58 basis points. The interest rate will increase in future periods (to a potential maximum of LIBOR plus 134 basis points) depending upon certain options regarding the loan rates and maturities elected by the Company. The loan, which requires monthly payments of interest only, has four no-cost options to extend and, if all such options are exercised, will mature in June 2009.

      - On May 17, 2004, the Company completed the acquisition of The Grand Canal Shoppes in Las Vegas, Nevada. The purchase price of approximately $766 million was funded by a new $427 million non-recourse mortgage loan and a new unsecured term loan. The new mortgage loan bears interest at a rate per annum of 4.78%, provides for monthly payments of principal and interest and is scheduled to mature in May 2009. The new term loan, with an initial funding of $350 million, but with a total available capacity of up to $800 million, currently bears interest at a rate per annum of LIBOR plus 115 basis points on the current outstanding principal balance, requires monthly payments of interest only, and is scheduled to mature in May 2009. The interest rate on the term loan may vary in the future depending upon the Company's future leverage ratios, changes in LIBOR rates and the length of LIBOR contracts, and, with respect to the initial funding of the term loan, the Company has fixed the interest rate to be paid through the use of interest rate swaps.

Subsequent to June 30, 2004, the Company completed the following acquisitions:

      - On July 30, 2004, the Company finalized a contract to acquire a United States enclosed regional mall. The purchase price is expected to be approximately $312,000 (subject to certain prorations and adjustments). Assuming the parties satisfy all of the requisite customary closing conditions, the transaction could close as early as mid-August 2004. The purchase price is expected to be paid through a combination of cash on hand, borrowings on the Company's credit facilities and approximately $220,000 in the form of a variable rate loan collateralized by the property.

      - On July 30, 2004, the Company formed a joint venture to own, manage and develop retail properties in Brazil. The Company has committed to invest up to approximately $32 million for a 50% membership interest in the joint venture ("GGP/NIG Brazil") of which $7 million was funded at closing. The remaining funds will be invested by the Company (upon decision of both partners) to acquire additional interests in the properties currently owned or to acquire interests in other retail centers.

                                    39 of 45

                         GENERAL GROWTH PROPERTIES, INC.

RENOVATIONS, EXPANSIONS AND DEVELOPMENTS

The Company has an ongoing program of renovations and expansions at its properties. As of June 30, 2004, projected expenditures for such renovations and expansions which are currently under construction totaled $650 million, of which approximately $140 million has been incurred.

In August 2004, the Company opened Jordan Creek Town Center in West Des Moines, Iowa. As of June 30, 2004, total construction costs incurred for this new development totaled $120 million and are expected to approximate $200 million upon completion.

The Company, along with its joint venture partners when applicable, is in various stages of development at a number of properties as described in Note 2. Future contractual obligations as of the date of this report are not significant and future construction costs have not been finalized.

Renovation, expansion and development costs are expected to be funded from operating cash flow, borrowings under current unsecured revolving credit facilities and/or future project loans.

NEW FINANCINGS, REFINANCINGS AND PAYDOWNS

In addition to the previously discussed acquisitions, the Company completed the following transactions during the first six months of 2004:

      - During the six months ended June 30, 2004, the Company refinanced $385 million of mortgage notes collateralized by individual properties. The weighted-average interest rate on the refinanced debt was 3.02%. Proceeds from the new debt, approximately $654 million, were used to repay previously outstanding debt, for redevelopment projects and for acquisitions. The refinancings converted $280 million of previously variable-rate debt to fixed-rate debt. The new debt bears interest at a weighted-average rate of 4.14% and matures at various dates between March 2009 and March 2014.

      - Debt paydowns, excluding refinancings, totaled $102.5 million during the six months ended June 30, 2004. The debt was paid down with cash on hand resulting from positive net cash flows from operations as well as excess proceeds from refinancings.

In addition, GGP/Homart, an Unconsolidated Real Estate Affiliate, completed refinancing, new debt issuances and paydowns which resulted in a net decrease to its debt of $11 million. The new debt bears interest at a weighted-average rate of 4.20% and matures at various dates from March 2009 to April 2014.

The following table aggregates the future maturities of the Company's contractual obligations and commitments as of June 30, 2004:

(DOLLARS IN THOUSANDS)                 2004        2005         2006         2007         2008       SUBSEQUENT       TOTAL
----------------------                 ----        ----         ----         ----         ----       ----------       -----
Long-term debt-principal            $ 233,442   $ 330,088   $ 2,122,223   $ 452,403   $ 1,477,397   $ 3,556,338    $ 8,171,891
Retained debt-principal                 1,495       6,586        29,914     119,077           199        10,911        168,182(1)
Ground lease payments                   1,295       2,520         2,450       2,445         2,445        88,638         99,793
Committed real estate
   acquisition contracts (Note 2)                       -       250,000           -             -             -        250,000(2)
Purchase obligations                   28,043           -             -           -             -             -         28,043(3)
Other long-term liabilities                 -           -             -           -             -             -              -(4)
                                    ---------   ---------   -----------   ---------   -----------   -----------    -----------
Total                               $ 264,275   $ 339,194   $ 2,404,587   $ 573,925   $ 1,480,041   $ 3,655,887    $ 8,717,909
                                    =========   =========   ===========   =========   ===========   ===========    ===========

  (1) As separately detailed in Note 3.

  (2) Reflects $250 million related to the Palazzo.

                                    40 of 45

                         GENERAL GROWTH PROPERTIES, INC.

  (3) Reflects accrued and incurred construction costs payable. Routine trade payables have been excluded. Other construction costs related to current development projects of approximately $90 million and redevelopment projects of approximately $510 million are expected in future years as detailed in Note 2.

  (4) Other long-term liabilities related to interest expense on long-term debt or ongoing real estate taxes have not been included in the table as such amounts depend upon future amounts outstanding and future applicable real estate tax and interest rates. Interest expense was $278.5 million in 2003 and $219.0 million in 2002. Real estate tax expense was $89.0 million in 2003 and $61.1 million in 2002.

Not included in contractual obligations and commitments as of June 30, 2004 are a $312 million commitment to acquire a United States enclosed regional mall which was finalized on July 30, 2004 and a committed investment of up to $32 million in GGP/NIG Brazil which was finalized in July 2004. Approximately $7 million of the GGP/NIG Brazil commitment has been funded.

Although agreements to refinance debt maturing in 2004 and 2005 have not yet been reached, the Company anticipates that all of its debt will be repaid or refinanced on a timely basis. Other than as previously discussed or in conjunction with possible future new developments or acquisitions, there are no current plans to incur additional debt, increase the amounts available under the Company's credit facilities or raise equity capital.

Net cash provided by operating activities was $341.2 million in the first six months of 2004, an increase of $102.8 million from $238.4 million in the same period in 2003, primarily due to increased earnings (excluding depreciation and amortization in 2004) as a result of properties acquired in 2004.

Net cash used in investing activities was $1.4 billion in the first six months of 2004 compared to $557.2 million in the first six months of 2003. Cash flows used by investing activities reflect the higher volume of acquisition and development activity for the Consolidated Properties in the first six months of 2004 as compared to the first six months in 2003 as further described in Note 2.

Net cash provided by financing activities was $1.1 billion in the first six months of 2004, compared to $285.2 million in the first six months of 2003. Financing from mortgages and other debt, net of repayments of principal on mortgage debt, including the higher volume of acquisition and development activity in 2004, was the primary reason for the increase.

In order to remain qualified as a real estate investment trust for federal income tax purposes, General Growth must distribute or pay tax on 100% of capital gains and at least 90% of its ordinary taxable income to stockholders. The following factors, among others, will affect operating cash flow and, accordingly, influence the decisions of the Board of Directors regarding distributions:

      -     Scheduled increases in base rents of existing leases

      - Changes in minimum base rents and/or overage rents attributable to replacement of existing leases with new or renewal leases

      - Changes in occupancy rates at existing properties and procurement of leases for newly developed centers

      - General Growth's share of distributions of operating cash flow generated by the Unconsolidated Real Estate Affiliates, less oversight costs and debt service on additional loans that have been or will be incurred.

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

                                    41 of 45

                         GENERAL GROWTH PROPERTIES, INC.

ECONOMIC CONDITIONS

During 2003, the retail sector improved modestly and the 2003 holiday season was the strongest since 1999. In 2004, further improvements to the sector prospects were predicted by economists. Despite these favorable trends, some economists remain cautious about prospects for continued improvements in retail markets. Growth in retail markets would lead to stronger demand for leaseable space, ability to increase rents to tenants with stronger sales performance and increased rents computed as a percentage of tenant sales.

The Company and its affiliates currently have interests in 167 operating retail properties in the United States. The Portfolio Centers are diversified both geographically and by property type (both major and middle market properties) and this may mitigate the impact of any economic decline at a particular property or in a particular region of the country. In addition, the diverse combination of the Company's tenants is important because no single tenant (by trade name) comprises more than 10% of the Company's annualized total rents.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As described in Note 8, the FASB, has issued certain statements which are effective for the current year. There has not been a significant impact on the Company's reported operations due to the application of such new statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not entered into any transactions using derivative commodity instruments. At June 30, 2004, $3.0 billion of the Company's consolidated debt bears interest at rates that vary with the market. However, approximately $725 million of such variable-rate consolidated debt is subject to interest rate swap agreements, the effect of which is to fix the interest rate the Company is required to pay on such debt to approximately 3.86% per annum. Although the majority of the remaining variable-rate debt is subject to interest rate cap agreements pursuant to the loan agreements and financing terms, such interest rate caps generally limit the Company's interest rate exposure only if LIBOR exceeds a rate per annum significantly higher (generally above 8% per annum) than current LIBOR rates. Therefore, a 25 basis point movement in the interest rate on the remaining approximately $2.3 billion of variable-rate debt would result in an approximately $5.8 million annualized increase or decrease in consolidated interest expense and operating cash flows. The Company's remaining consolidated debt outstanding at June 30, 2004 bears interest at a fixed rate.

In addition, the Company is subject to interest rate exposure as a result of the variable-rate debt collateralized by the Unconsolidated Real Estate Affiliates for which interest rate swap agreements have not been obtained. The Company's share (based on the Company's respective equity ownership interests in the Unconsolidated Real Estate Affiliates) of such remaining variable-rate debt was approximately $523.9 million at June 30, 2004. A similar 25 basis point annualized movement in the interest rate on the variable-rate debt of the Unconsolidated Real Estate Affiliates would result in approximately $1.3 million annualized increase or decrease in the Company's equity in the income and operating cash flows from Unconsolidated Real Estate Affiliates.

The Company is further subject to interest rate risk with respect to its fixed-rate financing in that changes in interest rates will impact the fair value of the Company's fixed-rate financing. To determine the fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the note's collateral. At June 30, 2004, the fair value of the fixed-rate debt, including variable-rate debt converted to fixed-rate debt through interest rate swaps is estimated to be $5.9 billion compared to the carrying value of $5.8 billion. If LIBOR were to increase by 25 basis points, the fair value of the $5.8 billion principal amount of outstanding fixed-rate debt would decrease by approximately $24.9 million and the fair value of our swap agreements would increase by $2.8 million.

                                    42 of 45

                         GENERAL GROWTH PROPERTIES, INC.

The Company has an ongoing program of refinancing its consolidated and unconsolidated variable and fixed rate debt and believes that this program allows it to vary its ratio of fixed to variable-rate debt and to stagger its debt maturities to respond to changing market rate conditions. Reference is made to the above discussions of Liquidity and Capital Resources of the Company and
Note 4 for additional debt information.

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

                         GENERAL GROWTH PROPERTIES, INC.

PART II. OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company's Annual Meeting of Stockholders held on May 5, 2004, the stockholders voted upon the election of John Bucksbaum, Alan Cohen and Anthony Downs as Directors of the Company, each for a term of three years, and the ratification of the selection of Deloitte & Touche LLP as the Company's independent auditors for the year ending December 31, 2004. Matthew Bucksbaum, Bernard Freibaum, Robert A. Michaels, Frank S. Ptak, John T. Riordan, and Beth Stewart all continue as directors of the Company. A total of 217,756,631 shares were eligible to vote on each matter presented at the Annual Meeting and each matter received by the following votes of the stockholders:

                                        NUMBER OF
               MATTER                   SHARES FOR       WITHHELD
------------------------------------------------------------------
1. (a) Election of John Bucksbaum       187,057,171      6,927,763
   (b) Election of Alan Cohen           191,931,771      2,053,163
   (b) Election of Anthony Downs        181,231,153      2,753,781

                                                      NUMBER OF    NUMBER OF SHARES          NUMBER OF
               MATTER                                SHARES FOR        AGAINST             SHARES ABSTAIN
---------------------------------------------------------------------------------------------------------
2. Ratification of the selection of Deloitte &       179,035,927      14,869,852               79,155
   Touche LLP as the Company's independent
   auditors for the year ending December 31, 2004





                                    43 of 45

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

            1. Current report on Form 8-K dated April 14, 2004, filing with the SEC under Item 5 additional information about tax fees that General Growth Properties, Inc. reported in its proxy statement for its 2004 Annual Meeting of Stockholders.

            2. Current Report on Form 8-K dated April 26, 2004, filing with the SEC under Items 5, 7 and 9 the description of the contracts to acquire The Grand Canal Shoppes, Riverchase Galleria and the Mall of Louisiana and under item Item 9, the press release describing these contracts.

            3. Current report on Form 8-K dated April 28, 2004, filing with the SEC under Items 7, 9 and 12 the press release describing the Company's results of operations for its first quarter ended March 31, 2004.

            4. Current report on Form 8-K dated May 25, 2004, filing with the SEC under Items 2 and 7 completion of the acquisitions of The Grand Canal Shoppes, Riverchase Galleria and the Mall of Louisiana.





                                    44 of 45

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   GENERAL GROWTH PROPERTIES, INC.
                                           (Registrant)

Date: August 4, 2004           by: /s/: Bernard Freibaum
                                   -------------------------------------------
                                   Bernard Freibaum
                                   Executive Vice President and Chief Financial
                                   Officer
                                   (Principal Accounting Officer)

                                    45 of 45