Form 10-Q
period 2004-09-30
GENERAL GROWTH PROPERTIES INC
filed 2004-11-09
CIK 895648

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

              FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004 OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

     For the transition period from _________________ to ___________________

                         Commission file number 1-11656

                         GENERAL GROWTH PROPERTIES, INC.
                -------------------------------------------------
             (Exact name of registrant as specified in its charter)

           Delaware                                               42-1283895
           --------                                               ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                           Identification Number)

                      110 N. Wacker Dr., Chicago, IL 60606
                      ------------------------------------
          (Address of principal executive offices, including Zip Code)

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

               YES   [X]                              NO [ ]

The number of shares of Common Stock, $.01 par value, outstanding on November 5, 2004 was 218,700,666.

                         GENERAL GROWTH PROPERTIES, INC.

                                      INDEX

                                                                                                              PAGE
                                                                                                             NUMBER
                                                                                                             ------
PART I      FINANCIAL INFORMATION

            Item 1:  Financial Statements

                 Consolidated Balance Sheets
                 as of September 30, 2004 and December 31, 2003.......................................         3

                 Consolidated Statements of Operations and Comprehensive Income
                 for the three and nine months ended September 30, 2004 and 2003......................         4

                 Consolidated Statements of Cash Flows
                 for the nine months ended September 30, 2004 and 2003................................         5

                 Notes to Consolidated Financial Statements...........................................         6

            Item 2:  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations........................................        31

                 Liquidity and Capital Resources of the Company.......................................        37

            Item 3:  Quantitative and Qualitative Disclosures about Market Risk.......................        41

            Item 4:  Controls and Procedures..........................................................        42

PART II     OTHER INFORMATION

            Item 6:  Exhibits.........................................................................        43

            SIGNATURE.................................................................................        44

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS

                         GENERAL GROWTH PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
              SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003
        (Dollars in thousands, except for per share and per unit amounts)

                                                                            SEPTEMBER 30, 2004      DECEMBER 31, 2003
                                                                            -------------------     ------------------
                                                                               (unaudited)
                                ASSETS
Investment in real estate:
     Land                                                                   $         1,535,836     $        1,384,662
     Buildings and equipment                                                          9,920,089              8,121,270
     Less accumulated depreciation                                                   (1,333,356)            (1,100,840)
     Developments in progress                                                           171,540                168,521
                                                                            -------------------     ------------------
      Net property and equipment                                                     10,294,109              8,573,613
     Investment in and loans to/from Unconsolidated Real Estate Affiliates              759,481                630,613
     Properties held for sale                                                            51,935                      -
                                                                            -------------------     ------------------
      Net investment in real estate                                                  11,105,525              9,204,226
Cash and cash equivalents                                                                20,963                 10,677
Tenant accounts receivable, net                                                         163,009                148,485
Deferred expenses, net                                                                  157,430                140,701
Prepaid expenses and other assets                                                        90,739                 78,808
                                                                            -------------------     ------------------
                                                                            $        11,537,666     $        9,582,897
                                                                            ===================     ==================

                   LIABILITIES AND STOCKHOLDERS' EQUITY
Mortgage notes and other debt payable                                       $         8,614,821     $        6,649,490
Distributions payable                                                                   106,137                  6,828
Accounts payable and accrued expenses                                                   425,653                352,346
                                                                            -------------------     ------------------
                                                                                      9,146,611              7,008,664
                                                                            -------------------     ------------------
Minority interests:
     Preferred                                                                          403,486                495,211
     Common                                                                             388,932                408,613
                                                                            -------------------     ------------------
                                                                                        792,418                903,824
                                                                            -------------------     ------------------

Commitments and contingencies                                                                 -                      -

Preferred Stock: $100 par value; 5,000,000 shares authorized; none of which were issued and outstanding at September 30, 2004 and
      December 31, 2003                                                                       -                      -

Stockholders' Equity:
     Common stock: $.01 par value; 875,000,000 shares authorized;
      218,671,825 and 217,293,976 shares issued and outstanding
      as of September 30, 2004 and December 31, 2003, respectively                        2,187                  2,173
     Additional paid-in capital                                                       1,936,595              1,913,447
     Retained earnings (accumulated deficit)                                           (321,121)              (220,512)
     Notes receivable-common stock purchase                                              (5,588)                (6,475)
     Unearned compensation-restricted stock                                              (1,756)                (1,949)
     Accumulated other comprehensive loss                                               (11,680)               (16,275)
                                                                            -------------------     ------------------
      Total stockholders' equity                                                      1,598,637              1,670,409
                                                                            -------------------     ------------------
                                                                            $        11,537,666     $        9,582,897
                                                                            ===================     ==================

The accompanying notes are an integral part of these consolidated financial statements.

                                     3 of 44

                         GENERAL GROWTH PROPERTIES, INC.
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                       FOR THE THREE AND NINE MONTHS ENDED
                           SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)
        (Dollars in thousands, except for per share and per unit amounts)

                                                                  THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                    SEPTEMBER 30,                SEPTEMBER 30,
                                                               ------------------------     ------------------------
                                                                 2004           2003           2004          2003
                                                               ---------      ---------     ----------     ---------
Revenues:
    Minimum rents                                              $ 245,538      $ 203,420     $  698,232     $ 543,394
    Tenant recoveries                                            111,570         86,329        319,264       237,395
    Overage rents                                                  9,386          6,042         23,168        16,086
    Management and other fees                                     18,400         21,071         57,263        61,672
    Other                                                         12,607          8,703         33,778        21,572
                                                               ---------      ---------     ----------     ---------
     Total revenues                                              397,501        325,565      1,131,705       880,119
                                                               ---------      ---------     ----------     ---------
Expenses:
    Real estate taxes                                             30,155         23,714         87,124        63,956
    Repairs and maintenance                                       27,286         20,465         77,265        56,557
    Marketing                                                     12,370          9,533         33,325        25,294
    Other property operating costs                                51,072         39,672        141,048       109,118
    Provision for doubtful accounts                                2,591          2,145          7,940         5,689
    Property management and other costs                           21,281         24,272         70,994        81,420
    General and administrative                                     2,078          1,675          7,080         6,479
    Depreciation and amortization                                 82,027         61,349        240,687       165,103
                                                               ---------      ---------     ----------     ---------
     Total expenses                                              228,860        182,825        665,463       513,616
                                                               ---------      ---------     ----------     ---------
Operating income                                                 168,641        142,740        466,242       366,503

Interest income                                                      336            611          1,119         1,667
Interest expense                                                (101,017)       (74,670)      (278,564)     (199,638)
Income allocated to minority interests                           (24,673)       (27,197)       (73,011)      (73,289)
Equity in income of unconsolidated affiliates                     19,686         18,571         55,770        61,980
                                                               ---------      ---------     ----------     ---------
Income from continuing operations                                 62,973         60,055        171,556       157,223
                                                               ---------      ---------     ----------     ---------
Discontinued operations, net of minority interest:
    Income from operations                                         1,000            727          2,687         3,081
    Gain on disposition                                                -            651              -         3,720
                                                               ---------      ---------     ----------     ---------
                                                                   1,000          1,378          2,687         6,801
                                                               ---------      ---------     ----------     ---------
Net income                                                     $  63,973      $  61,433     $  174,243     $ 164,024
                                                               ---------      ---------     ----------     ---------

Convertible preferred stock dividends                                  -              -              -       (13,030)
                                                               ---------      ---------     ----------     ---------
Net income available to common stockholders                    $  63,973      $  61,433     $  174,243     $ 150,994
                                                               =========      =========     ==========     =========

Basic earnings per share:
    Continuing operations                                      $    0.29      $    0.28     $     0.79     $    0.74
    Discontinued operations                                            -           0.01           0.01          0.03
                                                               ---------      ---------     ----------     ---------
     Total basic earnings per share                            $    0.29      $    0.29     $     0.80     $    0.77
                                                               =========      =========     ==========     =========

Diluted earnings per share:
    Continuing operations                                      $    0.29      $    0.28     $     0.78     $    0.73
    Discontinued operations                                            -              -           0.01          0.03
                                                               ---------      ---------     ----------     ---------
     Total diluted earnings per share                          $    0.29      $    0.28     $     0.79     $    0.76
                                                               =========      =========     ==========     =========

Distributions declared per share                               $    0.66      $       -     $     1.26     $    0.48
                                                               =========      =========     ==========     =========

Net income                                                     $  63,973      $  61,433     $  174,243     $ 164,024
Other comprehensive income, net of minority interest:
    Net unrealized gains (losses) on financial instruments        (1,846)         9,295          4,473         7,771
    Minimum pension liability adjustment                             (40)            (9)          (222)          (36)
    Foreign currency translation                                     344              -            344             -
                                                               ---------      ---------     ----------     ---------
Comprehensive income, net                                      $  62,431      $  70,719     $  178,838     $ 171,759
                                                               =========      =========     ==========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                                     4 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)
                             (Dollars in thousands)

                                                                                                  NINE MONTHS ENDED
                                                                                                    SEPTEMBER 30,
                                                                                           -------------------------------
                                                                                              2004                2003
                                                                                           -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net Income                                                                            $   174,243         $   164,024
     Adjustments to reconcile net income to net cash
       provided by operating activities:
          Minority interests, including income from discontinued operations                     73,683              74,178
          Equity in income of unconsolidated affiliates                                        (55,770)            (61,980)
          Provision for doubtful accounts, including discontinued operations                     7,955               5,718
          Distributions received from unconsolidated affiliates                                 55,521              61,980
          Depreciation, including discontinued operations                                      227,812             142,732
          Amortization, including discontinued operations                                       22,481              29,672
          Gain on disposition                                                                        -              (3,720)
          Net changes:
            Tenant accounts receivable                                                         (22,479)            (12,015)
            Prepaid expenses and other assets                                                   (9,263)            (16,452)
            Deferred expenses                                                                  (30,444)            (45,419)
            Accounts payable and accrued expenses                                               74,509              (2,732)
                                                                                           -----------         -----------
          Net cash provided by operating activities                                            518,248             335,986
                                                                                           -----------         -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition/development of real estate and improvements
       and additions to properties                                                          (1,739,098)           (958,890)
     Proceeds from sale of investment property                                                       -              15,045
     Increase in investments in unconsolidated affiliates                                     (159,989)            (20,718)
     Distributions received from unconsolidated affiliates in excess of income                  29,227              75,164
     Proceeds from repayment of notes receivable for common stock purchases                        887                 887
     Loan repayments from unconsolidated affiliates, net                                        (8,884)            (83,537)
     Net proceeds from sale of investments in marketable securities                                  -                 476
                                                                                           -----------         -----------
       Net cash used in investing activities                                                (1,877,857)           (971,573)
                                                                                           -----------         -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Cash distributions paid to common stockholders                                           (196,125)           (135,584)
     Cash distributions paid to holders of common units                                        (50,320)            (42,264)
     Cash distributions paid to holders of perpetual and convertible preferred units           (28,500)            (30,080)
     Payment of dividends on PIERS                                                                   -             (19,145)
     Proceeds from issuance of common stock for employee stock plans                            16,306              25,176
     Redemption of preferred minority interests:
       PDC Series A Perpetual Preferred Units                                                  (12,750)                  -
       PDC Series B Perpetual Preferred Units                                                  (95,000)                  -
       Other preferred stock of consolidated subsidiaries                                         (173)                  -
     Proceeds from issuance of mortgage notes and other debt payable                         2,858,605           2,567,500
     Principal payments on mortgage notes and other debt payable                            (1,115,176)         (1,632,642)
     Deferred financing costs                                                                   (6,972)            (12,683)
                                                                                           -----------         -----------
       Net cash provided by financing activities                                             1,369,895             720,278
                                                                                           -----------         -----------

Net change in cash and cash equivalents                                                         10,286              84,691
Cash and cash equivalents at beginning of period                                                10,677              53,640
                                                                                           -----------         -----------
Cash and cash equivalents at end of period                                                 $    20,963         $   138,331
                                                                                           ===========         ===========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
     Interest paid                                                                         $   271,231         $   206,708
     Interest capitalized                                                                        5,736               4,044

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Common stock issued in exchange for PIERS                                             $         -         $   337,483
     Common stock issued in exchange for Operating Partnership Units                             1,314               8,705
     Common stock issued in exchange for convertible preferred units                             8,976                   -
     Assumption of debt in conjunction with acquisition of property                            134,902             447,754
     Operating Partnership Units issued as consideration for purchase
         of real estate                                                                         25,132                   -

The accompanying notes are an integral part of these consolidated financial statements.

                                     5 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
        (Dollars in thousands, except for per share and per unit amounts)

NOTE 1 ORGANIZATION

Readers of this quarterly report should refer to the Company's (as defined below) audited financial statements for the year ended December 31, 2003 which are included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (Commission File No. 1-11656), as certain footnote disclosures which would substantially duplicate those contained in the 2003 annual audited financial statements have been omitted from this report. Capitalized terms used, but not defined, in this quarterly report have the same meanings as in the Company's 2003 Annual Report on Form 10-K.

GENERAL

General Growth Properties, Inc., a Delaware corporation ("General Growth"), was formed in 1986 to own and operate retail properties. All references to the "Company" in these Notes to Consolidated Financial Statements include General Growth and those entities owned or controlled by General Growth (including the Operating Partnership and the LLC as described below), unless the context indicates otherwise. The Company conducts substantially all of its business through GGP Limited Partnership (the "Operating Partnership" or "GGPLP"). Effective December 5, 2003, the Company amended (as approved by a vote of the holders of General Growth's common stock (the "Common Stock")) the Company's charter to effectuate a three-for-one split of its Common Stock, increase the number of authorized shares of Common Stock from 210 million to 875 million shares and change the par value of its Common Stock from $.10 per share to $.01 per share. In addition, the Operating Partnership currently has common units of limited partnership interest ("Units") and preferred units of limited partnership interest (the "Preferred Units") outstanding. The Preferred Units are, under certain circumstances, convertible into Units and they may be exchanged by their holders, under certain circumstances, for shares of Common Stock on a one-for-one basis as described below in this Note 1. These Units were also split on a three-for-one basis so that they continue to be exchangeable on a one-for-one basis into shares of Common Stock. In the accompanying consolidated financial statements, unless otherwise noted, all previous applicable share or per share disclosure amounts have been reflected on a post-split basis.

As of September 30, 2004, the Company either directly or through the Operating Partnership and subsidiaries owned a controlling interest in 127 operating retail properties (regional malls and community centers), collectively, the "Consolidated Properties" as well as 100% of General Growth Management, Inc. ("GGMI") and other mixed-use commercial business properties and potential development sites. As of September 30, 2004, the Company also holds ownership interests in various joint ventures, collectively, the "Unconsolidated Real Estate Affiliates", as described in Note 3. For purposes of this report, the 46 retail properties owned by the Unconsolidated Real Estate Affiliates are collectively referred to as the "Unconsolidated Properties" and, together with the Consolidated Properties, comprise the "Company Portfolio".

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

                                     6 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
        (Dollars in thousands, except for per share and per unit amounts)

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods have been included. The results for the interim periods ended September 30, 2004 are not necessarily indicative of the results to be obtained for the full fiscal year.

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

Other classes of preferred stock of General Growth have been created to permit the future potential conversion of certain equity interests assumed by the Company in conjunction with various acquisitions, into General Growth equity interests. As no such preferred stock has been issued and, for certain classes of such preferred stock, the conditions to allow such a conversion have not yet occurred, such additional classes of preferred stock have not been presented in the accompanying consolidated balance sheets as of September 30, 2004 and December 31, 2003.

MINORITY INTEREST

As of September 30, 2004, General Growth owned an approximate 80% general partnership interest in the Operating Partnership. The remaining approximate 20% minority interest in the Operating Partnership is held by an entity that is owned by trusts for the benefit of the families of the original stockholders of the Company and by subsequent contributors of properties to the Company. These minority interests are represented by the Units. The Units can be exchanged at the option of the holders for cash or, at General Growth's election with certain restrictions, for shares of Common Stock on a one-for-one basis. The holders of the Units also share equally with General Growth's common stockholders in any distributions by the Operating Partnership on the basis that one Unit is equivalent to one share of Common Stock.

Changes in outstanding Operating Partnership Units (excluding the Preferred Units) for the nine months ended September 30, 2004 and for the year ended December 31, 2003, were as follows:

                                                                     UNITS
                                                                   ----------
 January 1, 2003                                                   58,668,741
    Exchanges for Common Stock                                     (2,956,491)
                                                                   ----------

 December 31, 2003                                                 55,712,250
    Conversion of Preferred Units into Common Units                   436,963
    Exchanges for Common Stock                                       (609,111)
                                                                   ----------
September 30, 2004                                                 55,540,102
                                                                   ==========

                                     7 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
        (Dollars in thousands, except for per share and per unit amounts)

The following is a detailed listing of the components of minority interest-preferred at September 30, 2004 and December 31, 2003.

                                                                                                     Carrying Amount
                                                                      Per Unit                   ------------------------
                                  Coupon    Issuing       Number    Liquidation    Redeemable    Sept. 30,       Dec. 31,
         Security Type             Rate     Entity       of Units    Preference    by Issuer       2004           2003
         -------------             ----     ------       --------    ----------     ---------       ----           ----
Perpetual Preferred Units
RPU                                8.95%      LLC          940,000     $250           (1)        $ 235,000       $ 235,000
CPU                                8.25%      LLC           20,000      250           N/A            5,000           5,000
PDC Series A                       8.75%      PDC          510,000       25           (2)                -          12,750
PDC Series B                       8.95%      PDC        3,800,000       25           (3)                -          95,000
PDC Series C                       8.75%      PDC          320,000       25         May 2005         8,000           8,000
                                                                                                 ---------       ---------
                                                                                                   248,000         355,750
                                                                                                 ---------       ---------
Convertible Preferred Units
Series B-JP Realty                 8.50%     GGPLP       1,425,993       50           N/A           71,300          71,320
Series C-Glendale Galleria         7.00%     GGPLP         643,504       50           N/A           32,176          41,131
Series D-Foothills Mall
    (Note 2)                       6.50%     GGPLP         532,750       50           N/A           26,637          26,637
Series E-Four Seasons Town
    Centre (Note 2)                7.00%     GGPLP         502,658       50           N/A           25,132               -
                                                                                                 ---------       ---------
                                                                                                   155,245         139,088
                                                                                                 ---------       ---------
Other preferred stock of
    consolidated subsidiaries       N/A     various            241    1,000           (4)              241             373
                                                                                                 ---------       ---------
Total Minority Interest-Preferred                                                                $ 403,486       $ 495,211
                                                                                                 =========       =========

(1) $175,000 redeemable by issuer in May 2005 and $60,000 in April 2007.

(2) Redeemed in April 2004.

(3) Redeemed in July 2004.

(4) Redeemable on demand, under certain circumstances.

EARNINGS PER SHARE ("EPS")

The following are the reconciliations of the numerators and denominators of basic and diluted EPS.

                                                                  THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                     SEPTEMBER 30,                    SEPTEMBER 30,
                                                                 ---------------------     ------------------------------------
                                                                   2004        2003          2004         2003          2003
                                                                 --------    ---------     --------     --------     ----------
                                                                 BASIC &     BASIC &       BASIC &
                                                                 DILUTIVE    DILUTIVE      DILUTIVE      BASIC        DILUTIVE
                                                                 --------    ---------     --------     --------     ----------
Numerators:
   Income from continuing operations                             $ 62,973    $  60,055     $171,556     $157,223     $ 157,223
   Convertible preferred stock dividends                                -            -*           -      (13,030)            -*
                                                                 --------    ---------     --------     --------     ---------
   Income from continuing operations available to
     common stockholders                                           62,973       60,055      171,556      144,193       157,223
   Discontinued operations, net of minority interest                1,000        1,378        2,687        6,801         6,801
                                                                 --------    ---------     --------     --------     ---------
   Net income available to common stockholders                   $ 63,973    $  61,433     $174,243     $150,994     $ 164,024
                                                                 ========    =========     ========     ========     =========

Denominators:
   Weighted average number of common shares
     outstanding (in thousands) - for basic EPS                   218,605      210,889      218,080      195,850       195,850
   Effect of dilutive securities - options (and PIERS in 2003*)       693        4,375          679            -        18,650
                                                                 --------    ---------     --------     --------     ---------
   Weighted average number of common shares
     outstanding (in thousands) - for diluted EPS                 219,298      215,264      218,759      195,850       214,500
                                                                 ========    =========     ========     ========     =========

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

                                     8 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
        (Dollars in thousands, except for per share and per unit amounts)

Certain stock options outstanding were not included in the computation of diluted earnings per share because the exercise price of the stock options was higher than the average market price of the Common Stock for the applicable periods and therefore, the effect would be anti-dilutive or because the conditions which must be satisfied prior to the issuance of any such shares were not achieved during the applicable periods. Such excluded options totaled approximately 1,809,000 for the three months ended September 30, 2004, 1,538,000 for the nine months ended September 30, 2004 and 6,000 for the nine months ended September 30, 2003. There were no excluded options for the three months ended September 30, 2003. The outstanding Units and the share of income attributable to such Units have also been excluded from the Company's calculation of diluted earnings per share as inclusion of such items would have no net effect on the reported EPS amounts.

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

As of April 30, 2002, the Company's Board of Directors decided to terminate the availability of loans to officers to exercise options on the Common Stock. In conjunction with this decision, the Company and the officers restructured the terms of the promissory notes, including the approximately $2,823 previously advanced in the form of income tax withholding payments made by the Company on behalf of such officers. The previous notes, which bore interest at a rate equal to LIBOR plus 50 basis points, were full recourse to the officers, were collateralized by the shares of Common Stock issued upon exercise of such options, provided for quarterly payments of interest and were payable to the Company on demand. Each of the officers repaid no less than 60% of the principal and 100% of the interest due under such officer's note as of April 30, 2002 and the remaining amounts, approximately $10,141 as of April 30, 2002, were represented by amended and restated promissory notes. These amended and restated, fully recourse notes are payable in monthly installments of principal and interest (at a market rate which varies monthly computed at LIBOR (1.84% at September 30, 2004) plus 125 basis points per annum) until fully repaid in May 2009 (or within 90 days of the officer's separation from the Company, if earlier). As of September 30, 2004, the current outstanding balance under the promissory notes was $6,260, of which approximately $672 relating to income tax withholding payments has been reflected in prepaid expenses and other assets and approximately $5,588 has been reflected as a reduction of Stockholders' Equity. As of December 31, 2003, the outstanding balance under the promissory notes was $7,250.

REVENUE RECOGNITION

Minimum rent revenues are recognized on a straight-line basis over the term of the related leases. As of September 30, 2004, straight-line rents receivable (representing the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases) of approximately $87,045 are included in tenant accounts receivable, net in the accompanying consolidated balance sheet. Accretion related to below-market leases at properties acquired as provided by SFAS 141 and 142 is included in minimum rents and totaled $19,079 for the nine months ended September 30, 2004 and $12,315 for the nine months ended September 30, 2003. In addition, amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates have been included in minimum rents and totaled $6,960 for the nine months ended September 30, 2004 and $7,943 for the nine months ended September 30, 2003. Recoveries from tenants are computed as a

                                     9 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
        (Dollars in thousands, except for per share and per unit amounts)

formula related to real estate taxes, insurance and other shopping center operating expenses and are generally recognized as revenues in the period the related costs are incurred. Overage rents are recognized on an accrual basis once tenant sales revenues exceed contractual tenant lease thresholds. The Company provides an allowance for doubtful accounts against the portion of accounts receivable, including straight-line rents, which is estimated to be uncollectible. Such allowances are reviewed periodically based upon the recovery experience of the Company. Management fees primarily represent GGMI management and leasing fees, financing fees and fees for other ancillary services performed by the Company for the benefit of its Unconsolidated Real Estate Affiliates and properties owned by third parties and are recognized as revenues when earned. Fees recognized by the Company for services performed for the Unconsolidated Properties were $43,979 for the nine months ended September 30, 2004 and $55,091 for the nine months ended September 30, 2003.

BUSINESS SEGMENT INFORMATION

The primary business of General Growth and its consolidated affiliates is owning and operating shopping centers. General Growth evaluates operating results and allocates resources on a property-by-property basis and does not distinguish or evaluate its consolidated operations on a geographic basis. Accordingly, General Growth has determined it has a single reportable segment. Further, substantially all operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues.

STOCK INCENTIVE PLANS

General Growth has incentive stock plans designed to attract and retain officers and key employees. The Company's incentive stock plans provide for stock and option grants to employees in the following forms:

      -     Restricted and unrestricted stock grants

      - Options that vest generally over a fixed period of time (generally, grants pursuant to the 2003 Incentive Stock Plan and, previously, the 1993 Stock Incentive Plan)

      - Threshold-vesting stock options ("TSOs") (generally, grants pursuant to the Company's 1998 Incentive Plan)

The terms of the 2003 Incentive Stock Plan provide for the issuance of up to 9,000,000 shares of Common Stock pursuant to the plan. The exercise price of TSOs to be granted to a participant pursuant to the Company's stock incentive plans, will be the Fair Market Value ("FMV") of a share of Common Stock on the date the TSO is granted. The threshold price (the "Threshold Price") which must be achieved in order for the TSO to vest will be determined by multiplying the FMV on the date of grant by the estimated annual growth rate (currently set at 7%) and compounding the product over a five-year period. Shares of the Common Stock must achieve and sustain the Threshold Price for at least 20 consecutive trading days at any time over the five years following the date of grant in order for the TSO to vest. All TSOs granted prior to 2004 have a ten year term. Any future TSOs granted must vest within five years of the grant date in order to avoid forfeiture. The TSOs granted in 2004 provide that, upon vesting, they must be exercised by the holder within 30 days after vesting. The aggregate number of shares of Common Stock which may be subject to TSOs issued pursuant to the 1998 Incentive Plan may not exceed 6,000,000, subject to certain customary adjustments to prevent dilution.

                                    10 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
        (Dollars in thousands, except for per share and per unit amounts)

The following is a summary of the TSOs that have been awarded through September 30, 2004:

                                                                             TSO GRANT YEAR
                                                                             --------------
                                                  2004          2003          2002          2001          2000          1999
                                               ----------     ---------     ---------     ---------     ---------     ---------
Exercise price                                 $    30.94     $   16.77     $   13.58     $   11.58     $    9.99     $   10.56
Threshold Vesting Stock Price                  $    43.39     $   23.52     $   19.04     $   16.23     $   14.01     $   14.81
Fair value of options on grant date            $     1.59     $    1.31     $    1.13     $    0.74     $    0.50     $    0.45
Shares:
   Original Grant                               1,031,480       900,000       779,025       989,988       913,047       941,892
   Forfeited at September 30, 2004                (37,703)      (58,356)     (120,225)     (147,225)     (217,926)     (281,985)
   Vested and exchanged for cash
      at September 30, 2004                             -      (549,594)     (495,693)     (610,011)     (531,588)     (460,623)
   Vested and exercised at September 30, 2004           -      (135,279)     (105,810)     (168,651)     (147,000)     (189,381)
                                               ----------     ---------     ---------     ---------     ---------     ---------
   1998 Incentive Plan TSOs outstanding
      at September 30, 2004                       993,777       156,771        57,297        64,101        16,533         9,903
                                               ==========     =========     =========     =========     =========     =========

Increases in the price of the Common Stock since the respective grant dates caused the TSOs granted in 1999, 2000 and 2001 to become vested in 2002 and the TSOs granted in 2002 and 2003 to become vested in 2003. The vesting of the TSOs and subsequent increases in the Common Stock price resulted in the recognition of compensation expense of approximately $3,703 for the nine months ended September 30, 2004 and $14,908 for the year ended December 31, 2003.

During the second quarter of 2002, the Company elected to prospectively adopt the fair value based employee stock-based compensation expense recognition provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). The Company had previously applied the intrinsic value based expense recognition provisions set forth in APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). SFAS 123 states that the adoption of the fair value based method is a change to a preferable method of accounting. The transition rules for adoption of SFAS 123 provide that prior grants of options, whether from the Company's 1993 Stock Incentive Plan (now expired) or the 1998 Incentive Plan, are accounted for under APB 25. Had compensation costs for such prior grants of options been recorded under SFAS 123, the Company's net income available to common stockholders and earnings per share would have been nominally reduced but there would have been no effect on reported basic or diluted earnings per share.

FOREIGN CURRENCY TRANSLATION

The functional currency for our joint venture in Brazil is its local currency. Assets and liabilities of this investment are translated at the rate of exchange in effect on the balance sheet date. Translation adjustments resulting from this process are accumulated in stockholders' equity as a component of accumulated other comprehensive income.

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

                                    11 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
        (Dollars in thousands, except for per share and per unit amounts)

amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Actual results could differ from those estimates.

RECLASSIFICATIONS

Certain amounts in the 2003 consolidated financial statements, including discontinued operations (Note 7), have been reclassified to conform to the current year presentation.

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

      - On March 5, 2004, the Company acquired Four Seasons Town Centre, an enclosed mall in Greensboro, North Carolina. The purchase price paid was approximately $161,000. The consideration was paid by the assumption of approximately $134,400 in existing long-term non-recourse mortgage debt (bearing interest at a rate per annum of approximately 5.6% and scheduled to mature in December 2013), approximately $25,132 in 7% convertible preferred units of Operating Partnership interest and the remaining amounts in cash, primarily from amounts borrowed under the Company's credit facilities. Immediately following the closing, the Company prepaid approximately $22,400 of such assumed debt using cash on hand. The $25,132 of 7% preferred units are comprised of 502,658 preferred units which are convertible, with certain restrictions, at any time by the holder into common units of the Operating Partnership (initially at a rate of approximately 1.298 common units for each preferred unit).

      - On April 30, 2004, the Company completed an agreement to form a joint venture to develop and subsequently own and manage a retail center in San Jose, Costa Rica. The venture, GSG de Costa Rica SRL ("GGP/Sambil Costa Rica"), is owned by a wholly-owned subsidiary of the

                                    12 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
        (Dollars in thousands, except for per share and per unit amounts)

            Operating Partnership and two independent Latin American real estate investment and development firms. The Company has committed to invest approximately $12,217 in GGP/Sambil Costa Rica, of which approximately $9,000 was paid as of September 30, 2004. An additional $3,200, a portion of which will be drawn on a letter of credit provided by the Company, will be contributed as additional construction and development costs of the project are incurred. The Company's cash investments, the $16,000 of capital contributions made by the Latin American co-venture partners and construction financing to be arranged, are expected to be sufficient to complete the project, an approximately 500,000 square foot retail center. The center is expected to open in 2007.

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

      - On May 12, 2004, the Company completed the acquisition of the Mall of Louisiana, an enclosed regional mall in Baton Rouge, Louisiana. The purchase price of $265,000 was paid with the proceeds of a new $185,000 acquisition loan which, at September 30, 2004, bore interest at LIBOR plus 58 basis points. The interest rate will increase in future periods (to a potential maximum of LIBOR plus 134 basis points) depending upon certain factors and certain options regarding the loan rates and maturities elected by the Company. The loan, which requires monthly payments of interest only, will mature in July 2009 if all no-cost options to extend are exercised.

      - On May 17, 2004, the Company completed the acquisition of the Grand Canal Shoppes in Las Vegas, Nevada. The purchase price of approximately $766,000 was funded by a new $427,000 non-recourse mortgage loan and a new unsecured term loan. The new mortgage loan bears interest at a rate per annum of 4.78%, provides for monthly payments of principal and interest and is scheduled to mature in May 2009. The new term loan, with an initial funding of $350,000 but with a total available capacity of up to $800,000, currently bears interest at a rate per annum of LIBOR plus 115 basis points on the current outstanding principal balance, requires monthly payments of interest only, and is scheduled to mature in May 2009. The interest rate on the term loan may vary in the future depending upon the Company's future leverage ratios, changes in LIBOR rates and the length of LIBOR contracts. The Company has fixed the interest rate to be paid on $350,000 of the term loan through the use of interest rate swaps to a rate of 3.435% per annum.

      - On July 30, 2004, the Company formed a joint venture to own, manage and develop retail properties in Brazil. The Company has committed to invest up to approximately $32,000 for a 50% membership interest in the joint venture ("GGP/NIG Brazil") of which approximately $7,000 was funded as of September 30, 2004. An additional $900 was contributed on November 1, 2004. The remaining funds will be invested by the Company (upon the decision of both partners) to acquire additional interests in the properties currently owned or to acquire interests in other retail centers. The other 50% member in GGP/NIG Brazil contributed to the

                                    13 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
        (Dollars in thousands, except for per share and per unit amounts)

            joint venture upon formation a 29% interest in an existing retail center in Salvador, Bahia, a 16.25% interest in an existing retail center in Sao Paulo, Sao Paulo and a 66.25% interest in an existing retail property management firm. The property management firm currently manages the two centers partially owned by GGP/NIG Brazil and seven other existing retail centers in various urban areas of Brazil for the other member of GGP/NIG Brazil and other independent owners.

      - On August 13, 2004, the Company completed the acquisition of Stonestown Galleria, an enclosed regional mall in San Francisco, California. The purchase price was approximately $312,000 and was paid through a combination of cash on hand, borrowings under the Company's credit facilities and a $220,000 variable-rate term loan collateralized by the property. The term loan bears interest at LIBOR plus 60 basis points, requires monthly interest-only payments and matures in August 2009 if all no-cost options to extend are exercised. The Company drew $27,206 on the term loan in September 2004 and the remaining available amount of $192,794 in October 2004.

In addition to the acquisitions discussed above, the Company has entered into a separate agreement (the "Phase II Agreement"), to acquire the multi-level retail space that is planned to be part of The Palazzo in Las Vegas, Nevada (the working title of The Venetian's Phase II property), a new approximately 3,000 room hotel/casino that will be connected to the existing Venetian and the Sands Expo and Convention Center facilities (the "Phase II Acquisition") and the Grand Canal Shoppes described above. The Palazzo is currently under development and is expected to be completed in 2007. If completed as specified under the terms of the Phase II Agreement, the Company will purchase, payable upon grand opening, the Phase II Acquisition retail space at a price computed on a 6% capitalization rate on the projected net operating income of the Phase II retail space, as defined by the Phase II Agreement ("Phase II NOI"), up to $38,000 and on a capitalization rate of 8% on Phase II NOI in excess of $38,000, all subject to a minimum purchase price of $250,000. Based on current preliminary plans and estimated rents, the actual purchase price would be more than double the minimum purchase price. The Phase II Agreement is subject to the satisfaction of separate and customary closing conditions.

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

                                    14 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
        (Dollars in thousands, except for per share and per unit amounts)

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

      - On August 27, 2003, the Company acquired Lynnhaven Mall, an enclosed mall in Virginia Beach, Virginia for approximately $256,500. The consideration was paid in the form of cash borrowed under an existing unsecured credit facility and an $180,000 interest-only acquisition loan. The acquisition loan currently bears interest at a rate per annum of LIBOR plus 125 basis points and is scheduled to mature in August 2008, assuming the exercise of all no-cost extension options.

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

                                    15 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
        (Dollars in thousands, except for per share and per unit amounts)

      - On December 5, 2003, the Company acquired Foothills Mall and Shops, four adjacent shopping centers in Foothills, Colorado. The purchase price paid was approximately $100,500. The consideration was paid from cash on hand, including borrowings under an existing line of credit, approximately $45,750 in assumed debt and approximately $26,637 in new 6.5% convertible preferred units of Operating Partnership interests. The assumed debt requires monthly payments of principal and interest, bears interest at a weighted-average rate per annum of approximately 6.6% and matures in September 2008. The $26,637 of 6.5% preferred units are comprised of 532,750 preferred units which are convertible, with certain restrictions, at any time by the holder into common units of the Operating Partnership (initially at the rate of 1.508 common units for each preferred unit).

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

ACCOUNTING FOR ACQUISITIONS

All acquisitions completed through September 30, 2004 were accounted for utilizing the purchase method of accounting and accordingly, the results of operations are included in the Company's results of operations subsequent to the respective dates of acquisition. The purchase prices for all property acquisitions are subject to certain prorations and adjustments. The Company has used estimates of future cash flows and other valuation techniques to allocate the purchase price of acquired property between land, buildings and improvements, tenant allowances, equipment and other identifiable debit and credit intangibles such as amounts related to in-place leases and acquired below-market leases. Due to existing contacts and relationships with tenants at its currently owned properties and at properties currently managed for others, no significant value has been ascribed to tenant relationships at the acquired properties.

Above-market and below-market in-place lease intangibles are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and the Company's estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above- and below-market lease values are amortized as adjustments to minimum rent revenues over the remaining non-cancelable terms of the respective leases (approximately five years). Purchase price allocations for properties acquired in 2002, 2003 and 2004 have resulted in intangible assets (acquired in-place leases) of approximately $112,359 ($98,948 net of accumulated amortization) and deferred credits (acquired below-market leases) of approximately $148,889 ($108,669 net of accumulated amortization). Purchase price allocations for certain recent acquisitions may be subsequently revised as additional

                                    16 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
        (Dollars in thousands, except for per share and per unit amounts)

information becomes available. Amortization of these intangible assets and liabilities, and similar assets and liabilities from the Company's Unconsolidated Real Estate Affiliates, resulted in additional net income, including the Company's share of such items from its Unconsolidated Real Estate Affiliates, of approximately $16,889 for the nine months ended September 30, 2004 and $9,544 for the nine months ended September 30, 2003. Future amortization, including the Company's share of such items from its Unconsolidated Real Estate Affiliates, is estimated to increase net income by approximately $25,000 in both 2005 and 2006, $17,000 in 2007 and $5,000 in 2008 and decrease net income by approximately $3,000 in 2009.

RENOVATIONS AND EXPANSIONS

The Company has an ongoing program of renovations and expansions at its properties, which are currently under construction. As of September 30, 2004, approximately 30 properties with total expenditures to date of approximately $120,000 were being renovated and/or expanded. The Company also has plans to renovate or expand several other properties, at which construction has not yet commenced.

DEVELOPMENTS

In August 2004, the Company opened Jordan Creek Town Center in West Des Moines, Iowa. This project is situated on a 200-acre site and currently contains 2.0 million square feet of tenant space and three anchor stores. As of September 30, 2004, the Company had invested approximately $160,000 in the project, including land costs. Total development costs are expected to be approximately $200,000 and have been funded to date from operating cash flow and borrowings under current unsecured revolving credit facilities. In connection with the opening, approximately $105,000 was transferred from developments in progress to land and buildings and equipment.

The Company is currently developing two properties with unconsolidated joint ventures (Note 3).

      - Circle T - This joint venture is developing a regional mall in Westlake (Dallas), Texas. Total development costs are not finalized or committed but are anticipated to be funded from a construction loan that is expected to be obtained. The retail site, part of a planned community which is expected to contain a resort hotel, a golf course, luxury homes and corporate offices, is currently planned to contain up to 1.3 million square feet of tenant space including up to nine anchor stores, an ice rink and a multi-screen theater. The construction project is currently anticipated to be completed in 2007.

      - GGP/Sambil Costa Rica - This joint venture is developing a retail center in Costa Rica. The Company's approximately $12,217 committed investment in GGP/Sambil Costa Rica, the $16,000 of capital contributions made by the Latin American co-venture partners and construction financing to be arranged, are expected to be sufficient to complete the Costa Rican project, an approximately 500,000 square foot retail center, which is expected to open in 2007.

The Company also owns and/or is investigating certain other potential development sites (representing a net investment to date of approximately $37,000), including sites in Toledo, Ohio; South Sacramento, California; Chula Vista, California; Rogers, Arkansas and Charlotte, South Carolina but there can be no assurance that development of these sites will proceed.

NOTE 3 INVESTMENTS IN AND LOANS FROM UNCONSOLIDATED REAL ESTATE AFFILIATES

The Unconsolidated Real Estate Affiliates constitute the Company's investment in real estate joint ventures that own and/or develop shopping centers and other retail and investment property. The

                                    17 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
        (Dollars in thousands, except for per share and per unit amounts)

Company uses these joint ventures to limit its risk associated with individual properties and to reduce its capital requirements. Since the Company has joint interest and control of the properties with its venture partners, accounting principles generally accepted in the United States of America require that the Company account for these joint ventures using the equity method.

Unconsolidated Real Estate Affiliates include the following as of September 30, 2004:

                                              VENTURE                  NUMBER OF            COMPANY OWNERSHIP STRUCTURE AND
          LEGAL NAME                            NAME               RETAIL PROPERTIES                    PERCENTAGE
--------------------------------        ---------------------      -----------------      ------------------------------------
GGP/Homart, Inc.                        GGP/Homart                        22 (a)                     50% common stock
GGP/Homart II L.L.C.                    GGP/Homart II                     10                    50% LLC membership interest
GGP-TRS L.L.C.                          GGP/Teachers                       5                    50% LLC membership interest
GGP Ivanhoe, Inc.                       GGP Ivanhoe                        2                          51% common stock
GGP Ivanhoe IV, Inc.                    GGP Ivanhoe IV                     1                          51% common stock
Dayjay Associates                       Quail Springs                      1                  50% general partnership interest
Westlake Retail Associates, Ltd.        Circle T                           1 (b)             50% general partnership interest
Hoover Mall Holding L.L.C.              Riverchase                         1                    50% LLC membership interest
GSG de Costa Rica SRL                   GGP/Sambil Costa Rica              1 (b)             33 1/3% LLC membership interest
Cayapas Empreendimentos                 GGP/NIG Brazil                     2                    50% LLC membership interest
Imobiliarios Ltda.
                                                                         ---
Total                                                                     46
                                                                         ===

(a)   Including three retail properties owned jointly with venture partners.

(b)   Not operational as currently under development.

GGP/HOMART

The Company holds 50% of the common stock of GGP/Homart with the remaining ownership interest held by New York State Common Retirement Fund ("NYSCRF"), the Company's co-investor in GGP/Homart II (described below). GGP/Homart has elected to be taxed as a REIT for income tax purposes. The Company shares in the profits and losses, cash flows and other matters relating to GGP/Homart in accordance with its 50% ownership percentage. NYSCRF has an exchange right under the GGP/Homart Stockholders' Agreement which permits it to convert its ownership interest in GGP/Homart to shares of Common Stock of General Growth. If such exchange right is exercised, the Company may alternatively satisfy such exchange right in cash.

GGP/HOMART II

GGP/Homart II, is a Delaware limited liability company which is owned equally by the Company and NYSCRF. Certain of the malls were contributed to the joint venture subject to existing financing, as modified by certain replacement financing ("Retained Debt"), in order to balance the net equity values of the malls contributed by each of the venture partners. Such contribution arrangements between the

                                    18 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
        (Dollars in thousands, except for per share and per unit amounts)

Company and NYSCRF have the effect of the Company having an additional contingent obligation to fund any shortfalls GGP/Homart II may incur if the non-recourse debt (approximately $109,188 at September 30, 2004 with a current maturity of January 2007 assuming all no-cost extension options are exercised) related to Natick Mall is not funded by proceeds from any subsequent sales or refinancing of Natick Mall. According to the membership agreement between the venture partners, the Company and NYSCRF share in the profits and losses, cash flows and other matters relating to GGP/Homart II in accordance with their respective 50% ownership percentages.

GGP/TEACHERS

GGP/Teachers, is a limited liability company owned 50% by the Company and 50% by Teachers' Retirement System of the State of Illinois ("Illinois Teachers"). According to the operating agreement between the venture partners, the Company and Illinois Teachers generally share in the profits and losses, cash flows and other matters relating to GGP/Teachers in accordance with their respective 50% ownership percentages. Also pursuant to the operating agreement, and in exchange for a reduced initial cash contribution by the Company, certain debt (approximately $19,310 at September 30, 2004) related to the properties was deemed to be Retained Debt and therefore, solely attributable to the Company. The Company is obligated to fund shortfalls, if any, of any subsequent sale or refinancing proceeds of the properties against their respective loan balances to the extent of such Retained Debt.

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

GGP IVANHOE IV

On July 1, 2003, concurrent with the Ivanhoe III transaction described above, the ownership of the Eastridge Mall was transferred to a new joint venture, GGP Ivanhoe IV. GGP Ivanhoe IV, which has elected to be taxed as a REIT, is owned 51% by the Company and 49% by Ivanhoe. The Company and Ivanhoe share in the profits and losses, cash flows and other matters relating to GGP Ivanhoe IV in accordance with their respective ownership percentages except that certain major operating and capital decisions (as defined in the stockholders' agreement) require the approval of both stockholders. Additionally, the stockholders' agreement provides that during the 30-day period following June 30, 2006 or the 30-day period following June 30, 2009, Ivanhoe shall have the right to require the Company to purchase all of the GGP Ivanhoe IV common stock held by Ivanhoe for a purchase price equal to the value of such GGP Ivanhoe IV common stock. The Company can satisfy this obligation in any combination of cash or Common Stock. Also in exchange for a reduced cash portion of the total purchase price paid by the Company in connection with the acquisition of Ivanhoe's interest in GGP Ivanhoe III, certain debt related to the property (approximately $38,949 at September 30, 2004) was deemed to be Retained Debt, and therefore, solely attributable to the Company. Following the acquisition of Ivanhoe's interest in GGP Ivanhoe III, the Company became obligated to fund all amounts related to such Retained Debt including any shortfalls of any subsequent sale or refinancing proceeds of the property against the respective loan balance to the extent of such Retained Debt.

                                    19 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
        (Dollars in thousands, except for per share and per unit amounts)

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

CIRCLE T

The Company, through a wholly-owned subsidiary, owns a 50% general partnership interest in Westlake Retail Associates, Ltd. ("Circle T"). AIL Investment, L.P., an affiliate of Hillwood Development Company ("Hillwood"), is the limited partner of Circle T. Circle T is currently developing the Circle T Ranch Mall, a regional mall in Westlake (Dallas,) Texas, scheduled for completion in 2007 as discussed in Note 2. Development costs are expected to be funded by a construction loan to be obtained by the joint venture and capital contributions by the joint venture partners. As of September 30, 2004, the Company's investment in Circle T was approximately $19,000. The Company is currently obligated to fund approximately $800 of additional specified pre-development costs and Hillwood has contributed approximately $11,200, mostly in the form of land costs and related pre-development costs. As certain major decisions concerning Circle T must be made jointly by the Company and Hillwood, the Company is accounting for Circle T using the equity method.

RIVERCHASE

Riverchase is a limited liability company owned 50% by the Company. The Company acquired its ownership interest in May 2004 (Note 2). According to the operating agreement, the venture partners generally share in the profits and losses, cash flows and other matters relating to Riverchase in accordance with their respective ownership percentages.

GGP/SAMBIL COSTA RICA

GGP/Sambil Costa Rica, which is a joint venture with a 33 1/3% common membership interest held by the Company and 33 1/3% each by two independent Latin American real estate investment and development firms, was formed in April 2004 (Note 2) to develop and subsequently own and manage a retail center in San Jose, Costa Rica. Although the Company has a preferred membership interest in GGP/Sambil Costa Rica with respect to approximately $5,533 of its initial cash investment, due to the Company's shared rights and duties with respect to this investment, the Company is accounting for this investment by the equity method.

                                    20 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
        (Dollars in thousands, except for per share and per unit amounts)

GGP/NIG BRAZIL

On July 30, 2004, the Company acquired a 50% membership interest in GGP/NIG Brazil which was formed to own, manage and develop retail properties in Brazil. The Company has committed to invest up to approximately $32,000 for its membership interest in the joint venture of which approximately $7,000 was funded through September 30, 2004. An additional $900 was contributed on November 1, 2004. The remaining funds will be invested by the Company (upon the decision of both partners) to acquire additional interests in the properties currently owned or to acquire interests in other retail properties. The Company's share of profits and losses is currently approximately 20% and will increase to 50% as the Company increases its investment to $32,000.

CONDENSED COMBINED FINANCIAL INFORMATION OF UNCONSOLIDATED REAL ESTATE
AFFILIATES

The following is condensed financial information for the Company's Unconsolidated Real Estate Affiliates as of September 30, 2004 and December 31, 2003 and for the three and nine month periods ended September 30, 2004 and 2003.

                                                                      SEPTEMBER 30,     DECEMBER 31,
                                                                          2004              2003
                                                                      ------------      ------------
BALANCE SHEETS - UNCONSOLIDATED REAL ESTATE AFFILIATES
Assets:
      Land                                                            $    523,419      $    532,036
      Buildings and equipment                                            4,723,258         4,698,197
      Less accumulated depreciation                                       (690,728)         (600,431)
      Developments in progress                                             173,743           100,197
                                                                      ------------      ------------
        Net property and equipment                                       4,729,692         4,729,999
      Investment in unconsolidated joint ventures                           42,523            11,876
                                                                      ------------      ------------
        Net investment in real estate                                    4,772,215         4,741,875
      Cash and cash equivalents                                            100,969           107,214
      Tenant accounts receivable, net                                       78,016            82,091
      Deferred expenses, net                                               120,987           120,159
      Prepaid expenses and other assets                                    134,348            99,042
                                                                      ------------      ------------
           Total assets                                               $  5,206,535      $  5,150,381
                                                                      ============      ============

Liabilities and Owners' Equity:
      Mortgage notes and other debt payable                           $  3,491,545      $  3,542,173
      Accounts payable and accrued expenses                                237,736           232,120
      Minority interest                                                      5,939               117
      Owners' equity                                                     1,471,315         1,375,971
                                                                      ------------      ------------
           Total liabilities and owners' equity                       $  5,206,535      $  5,150,381
                                                                      ============      ============

COMPANY INVESTMENT IN AND LOANS TO/FROM UNCONSOLIDATED
REAL ESTATE AFFILIATES
      Owners' equity                                                  $  1,471,315      $  1,375,971
      Less joint venture partners' equity                                 (786,977)         (794,402)
      Loans and other, net                                                  75,143            49,044
                                                                      ------------      ------------
      Company investment in and loans to/from
           Unconsolidated Real Estate Affiliates                      $    759,481      $    630,613
                                                                      ============      ============

                                    21 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
        (Dollars in thousands, except for per share and per unit amounts)

                                                                      THREE MONTHS ENDED             NINE MONTHS ENDED
                                                                         SEPTEMBER 30,                 SEPTEMBER 30,
                                                                    -----------------------      -------------------------
                                                                      2004           2003           2004            2003
                                                                    --------       --------      ---------       ---------
STATEMENTS OF OPERATIONS - UNCONSOLIDATED REAL ESTATE AFFILIATES
Revenues:
     Minimum rents                                                  $135,367       $125,341      $ 388,512       $ 415,415
     Tenant recoveries                                                60,035         62,149        181,364         208,116
     Overage rents                                                     2,759          2,105          6,479           6,278
     Management and other fees                                           499              -            499               -
     Other                                                             2,841          3,182          9,793           8,338

                                                                    --------       --------      ---------       ---------
       Total revenues                                                201,501        192,777        586,647         638,147
                                                                    --------       --------      ---------       ---------
Expenses:
     Real estate taxes                                                17,981         17,626         53,008          60,241
     Repairs and maintenance                                          13,492         13,513         41,940          47,038
     Marketing                                                         6,121          6,381         18,908          21,156
     Other property operating costs                                   23,226         26,794         76,782          88,038
     Provision for doubtful accounts                                   1,504          1,449          3,940           2,750
     Property management and other costs                              10,946         11,215         32,820          35,979
     General and administrative                                        4,923             78          6,202           1,351
     Depreciation and amortization                                    42,365         38,212        119,987         125,005
                                                                    --------       --------      ---------       ---------
       Total expenses                                                120,558        115,268        353,587         381,558
                                                                    --------       --------      ---------       ---------

Operating income                                                      80,943         77,509        233,060         256,589
Interest income                                                          922          1,023          2,444           4,729
Interest expense                                                     (42,170)       (41,092)      (123,531)       (133,676)
Equity in income of unconsolidated joint ventures                        985          1,096          3,249           2,827
                                                                    --------       --------      ---------       ---------
Net income                                                          $ 40,680       $ 38,536      $ 115,222       $ 130,469
                                                                    ========       ========      =========       =========
COMPANY EQUITY IN INCOME OF UNCONSOLIDATED AFFILIATES
Total income of Unconsolidated Real Estate Afiliates                $ 40,680       $ 38,536      $ 115,222       $ 130,469
Joint venture partners' share of income of Unconsolidated Real
     Estate Affiliates                                               (20,939)       (19,528)       (59,231)        (66,054)
Amortization of capital or basis differences                             (55)          (296)          (204)         (1,343)
Elimination of Unconsolidated Real Estate Affiliate loan
     interest                                                              -           (141)           (17)         (1,092)
                                                                    --------       --------      ---------       ---------
Company equity in income of Unconsolidated Real Estate
     Affiliates                                                     $ 19,686       $ 18,571      $  55,770       $  61,980
                                                                    ========       ========      =========       =========

                                    22 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
        (Dollars in thousands, except for per share and per unit amounts)

NOTE 4 MORTGAGE NOTES AND OTHER DEBT PAYABLE

Mortgage notes and other debt payable reflected in the accompanying consolidated balance sheets at September 30, 2004 and December 31, 2003 consisted of the following:

                                                           SEPTEMBER 30,     DECEMBER 31,
                                                               2004             2003
                                                           -------------     ------------
Fixed-rate debt:
    Commerical mortgage-backed securities                   $    333,761     $    307,802
    Collateralized mortgage notes and other debt payable       4,884,586        3,744,442
                                                            ------------     ------------
    Total fixed-rate debt                                      5,218,347        4,052,244

Variable-rate debt:*
    Commerical mortgage-backed securities                        362,229          495,746
    Collateralized mortgage notes and other debt payable       1,235,234        1,176,750
    Credit facilities                                          1,179,011          789,000
    Unsecured term loans                                         620,000          135,750
                                                            ------------     ------------
    Total variable-rate debt*                                  3,396,474        2,597,246
                                                            ------------     ------------
    Total                                                   $  8,614,821     $  6,649,490
                                                            ============     ============

* The Company has entered into certain cash flow hedges as described below related to approximately $725,000 of this variable-rate debt at September 30, 2004 and $500,000 at December 31, 2003. The effect of these arrangements has not been reflected in the above segregation of variable versus fixed-rate debt.

COMMERCIAL MORTGAGE-BACKED SECURITIES

In early December 2001, the Operating Partnership and certain Unconsolidated Real Estate Affiliates completed the placement of $2,550,000 of non-recourse commercial mortgage pass-through certificates (the "GGP MPTC"). The GGP MPTC was initially collateralized by 27 malls and one office building, including 19 malls then owned by certain Unconsolidated Real Estate Affiliates. At September 30, 2004, the GGP MPTC has a current outstanding balance of approximately $1,200,000 (including $494,000 by Unconsolidated Real Estate Affiliates) and was collateralized by 12 malls and one office building, including 7 malls owned by Unconsolidated Real Estate Affiliates.

                                    23 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
        (Dollars in thousands, except for per share and per unit amounts)

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

COLLATERALIZED MORTGAGE NOTES AND OTHER DEBT PAYABLE

Collateralized mortgage notes and other debt payable consist primarily of non-recourse notes collateralized by individual or groups of properties and equipment. Substantially all of the mortgage notes at September 30, 2004 are non-recourse to the Company. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium or a percentage of the loan balance. Certain loans have cross-default provisions and are cross-collateralized. Under certain cross-default provisions, a default under any mortgage note included in a cross-defaulted package may constitute a default under all such mortgage notes in the package and may lead to acceleration of the indebtedness due on each property within the collateral package. In general, the cross-defaulted properties are under common ownership. However, fixed-rate GGP Ivanhoe debt collateralized by two GGP Ivanhoe properties (totaling $125,000) is cross-defaulted and cross-collateralized with debt (totaling $435,000) collateralized by eleven Consolidated Properties.

Also included in fixed-rate collateralized mortgage notes and other debt payable are $100,000 of ten-year senior unsecured notes, bearing interest at a fixed rate of 7.29% per annum, which were issued by PDC in March 1998 and were assumed by the Company in conjunction with the acquisition of JP Realty in 2002. Interest payments on these notes are due semi-annually on March 11 and September 11 of each year and principal payments of $25,000 are due annually beginning March 2005.

The fixed-rate collateralized mortgage notes and other debt payable bear interest ranging from 1.81% to 10.00% per annum. The variable-rate collateralized mortgage notes and other debt payable bear interest at a rate per annum equal to LIBOR plus 60 to 250 basis points.

                                    24 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
        (Dollars in thousands, except for per share and per unit amounts)

CREDIT FACILITIES

In April 2003, the Company established the "2003 Credit Facility," a revolving credit facility and term loan with initial borrowing availability of approximately $779,000 (which was subsequently increased to approximately $1,250,000). The 2003 Credit Facility has a term of three years and provides for partial amortization of the principal balance of the term loan in the second and third years. As of September 30, 2004, the weighted-average interest rate on the 2003 Credit Facility was 2.62%.

UNSECURED TERM LOANS

During the second quarter of 2004, the Company established a new term loan (the "2004 Term Loan"). This loan has a total available capacity of up to $800,000, currently bears interest on the current outstanding principal balance at a rate per annum of LIBOR plus 115 basis points, requires monthly payments of interest only, and is scheduled to mature in May 2009. The interest rate may vary in the future depending upon the Company's future leverage ratios, changes in LIBOR rates and the length of LIBOR contracts. The Company has fixed the interest rate to be paid on $350,000 drawn on the 2004 Term Loan through the use of interest rate swaps to a rate of 3.435% per annum. As of September 30, 2004, $620,000 had been drawn on the 2004 Term Loan.

During August 2002, the Company, through Victoria Ward, arranged for an aggregate of $150,000 in loans from two separate groups of banks. On August 23, 2002, the Company borrowed an initial $80,000 and, on September 19, 2002, the Company borrowed an additional $70,000. As of September 30, 2004, all amounts outstanding ($135,750 at December 31, 2003) have been repaid.

INTEREST RATE SWAPS

Concurrent with the issuance of the GGP MPTC certificates, the Company purchased interest rate protection agreements (structured to limit the Company's exposure to interest rate fluctuations), and simultaneously an equal amount of interest rate protection agreements were sold to fully offset the effect of these agreements and to recoup a substantial portion of the cost of such agreements. Further, to achieve a more desirable balance between fixed and variable rate debt, the Company initially entered into certain swap agreements (notional amount equal to $666,933). Approximately $575,000 of such swap agreements were with independent financial services firms. The notional amounts of such swap agreements decline over time to an aggregate of $25,000 at maturity of the 51-month variable-rate loans (assuming both 18-month no-cost extension options are exercised). As of September 30, 2004, $375,000 of swap agreements related to the GGP MPTC were outstanding.

As of September 30, 2004, the Company has additional outstanding swap agreements with a notional value of $350,000 on the 2004 Term Loan. The Company's swap agreements fix the interest rate that it is required to pay on $725,000 of variable rate debt to approximately 3.86% per annum. Such swap agreements have been designated as cash flow hedges and are intended to hedge the Company's exposure to future interest payments on the related variable-rate debt.

LETTERS OF CREDIT

The Company had outstanding letters of credit of approximately $11,503 as of September 30, 2004 and $11,830 as of December 31, 2003, primarily in connection with insurance requirements, special real estate assessments and construction obligations. As of September 30, 2004, the Company also has an outstanding letter of credit of approximately $2,855 in connection with future capital contributions to GGP/Sambil Costa Rica primarily related to additional construction and development costs.

                                    25 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
        (Dollars in thousands, except for per share and per unit amounts)

NOTE 5 COMMON AND PREFERRED DISTRIBUTIONS

The following charts summarize common and preferred distributions for the Company paid in 2004 and 2003.

COMMON DISTRIBUTIONS:

                                                                                                             OPERATING
                                                                                                            PARTNERSHIP
                                                                                        GENERAL GROWTH        LIMITED
                            AMOUNT PER                                                  STOCKHOLDERS         PARTNERS
 DECLARATION DATE             SHARE          RECORD DATE          PAYMENT DATE             AMOUNT             AMOUNT
 ----------------             -----          -----------          ------------             ------             ------
August 20, 200 4              $0.36       October 15, 2004      October 29, 2004        $   78,727          $  19,992
July 2, 2004                   0.30       July 15, 2004         July 30, 2004               65,575             16,662
April 5, 2004                  0.30       April 15, 2004        April 30, 2004              65,357             16,704
January 5, 2004                0.30       January 15, 2004      January 30, 2004            65,193             16,714
October 1, 2003                0.30       October 15, 2003      October 31, 2003            64,402             17,423
June 9, 2003                   0.24       July 7, 2003          July 31, 2003               45,417             13,980
March 14, 2003                 0.24       April 3, 2003         April 30, 2003              45,230             13,994
December 12, 2002              0.24       January 6, 2003       January 31, 2003            44,937             14,080

PREFERRED DISTRIBUTIONS:

 RECORD DATE                  PAYMENT DATE                     AMOUNT PER SHARE
 -----------                  ------------                     ----------------
July 10, 2003                July 15, 2003                         0.5252*
April 3, 2003                April 15, 2003                        0.4531
January 6, 2003              January 15, 2003                      0.4531

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

The Company leases land or buildings at certain properties from third parties. Consolidated rental expense including participation rent related to these leases was $2,041 for the nine months ended September 30, 2004 and $1,826 for the nine months ended September 30, 2003. The leases generally provide for a right of first refusal in favor of the Company in the event of a proposed sale of the property by the landlord.

The Company periodically enters into contingent agreements for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence and, in the case of property acquired under development, completion of the project.

                                    26 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
        (Dollars in thousands, except for per share and per unit amounts)

NOTE 7 DISCONTINUED OPERATIONS AND PROPERTIES HELD FOR SALE

In August 2004, the Company's Board of Directors approved plans to dispose of the industrial properties originally acquired in the JP Realty acquisition in July 2002. The sales closed on November 1, 2004 and a gain of approximately $11,000 is expected to be recognized.

On March 31, 2003, the Company sold McCreless Mall in San Antonio, Texas for aggregate consideration of approximately $15,000 (which was paid in cash at closing). The Company recorded a gain of approximately $4,000 in conjunction with the sale of the mall.

Pursuant to SFAS 144, the Company has reclassified the operations of the industrial properties and McCreless Mall (net of minority interests) to discontinued operations in the accompanying consolidated financial statements as follows. Revenues and net income, before minority interests, were as follows:

                                            Three Months Ended        Nine Months Ended
                                               September 30,            September 30,
                                               -------------            -------------
                                             2004       2003           2004      2003
                                             ----       ----           ----      ----
Industrial properties:
     Revenues                               $ 1,844   $  1,798        $5,476    $5,820
     Net income                               1,246        937         3,357     3,745
McCreless Mall:
     Revenues                                    --         --            --       859
     Net income                                  --         --            --       292

NOTE 8 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2004, the FASB issued a revised Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" ("VIEs"), to improve financial reporting of special purpose and other entities. The Company has adopted FIN 46 as of December 31, 2003. Certain VIEs that are qualifying special purpose entities ("QSPEs") will not be required to be consolidated under the provisions of FIN 46. In addition, FIN 46 expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities. The Company has certain special purpose entities, primarily created to facilitate the issuance of its commercial mortgage-backed securities (Note 4) and other securitized debt or to facilitate the tax-increment financing of certain improvements at its properties. Because these special purpose entities are QSPEs, which are exempted from consolidation, these special purpose entities are not required to be consolidated in the Company's consolidated financial statements. In addition, because the Company's Unconsolidated Real Estate Affiliates constitute businesses (as defined in FIN 46) or have operating agreements granting the independent third-party joint venturers substantive participating rights, the implementation of FIN 46 did not result in the consolidation of any previously unconsolidated affiliates.

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

                                    27 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
        (Dollars in thousands, except for per share and per unit amounts)

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

NOTE 9 PENDING ROUSE MERGER

On August 20, 2004, the Company announced that it had entered into an agreement and plan of merger with The Rouse Company ("Rouse"). Under the terms of the agreement, which has been approved by each company's board of directors, stockholders of Rouse will receive a cash payment of $67.50 per share, without interest, less the amount of a dividend adjustment (the "Extraordinary Dividend"), as described below. The total consideration will be approximately $12,600,000 consisting of $7,200,000 in cash plus the assumption of approximately $5,400,000 of existing Rouse debt (including Rouse's share of debt of unconsolidated affiliates).

The merger is subject to the approval of Rouse stockholders, customary closing conditions and receipt of a tax opinion confirming Rouse's REIT status, as further discussed below. The merger does not require the approval of General Growth stockholders and is generally not conditioned upon receipt of financing by the Company. The merger agreement provides for a termination fee and expense reimbursement of up to an aggregate of $180,000, which is payable by Rouse to the Company under certain circumstances.

The Rouse stockholders meeting to consider the approval of the merger is currently scheduled for November 9, 2004. The merger will be completed as soon as possible after the Rouse stockholders meeting and after all conditions to the merger are satisfied or waived. It is currently expected that such completion will occur on or about November 12, 2004.

The Company understands that in the course of preparing for the merger, Rouse discovered issues relating to whether it satisfied certain tax law requirements applicable to REITs. Rouse has filed a request with the Internal Revenue Service for Rouse to take certain corrective actions that would result in Rouse having satisfied these requirements, but there can be no assurance that the Internal Revenue Service will in fact consent to this request. If the Internal Revenue Service does not consent to Rouse's request, Rouse will likely not be able to satisfy one of the conditions to the closing of the merger. In such event, there may be other alternatives, which would also require the consent of the Internal Revenue Service, that would enable Rouse to qualify as a REIT and enable Rouse to satisfy such condition of the merger agreement.

The merger consideration will be reduced by the Extraordinary Dividend that Rouse is expected to pay on or prior to the effective time of the merger as one of the potential corrective actions to be performed by Rouse as described above. Under the terms of the merger agreement, the Extraordinary Dividend will reduce the merger consideration of $67.50 on a dollar-for-dollar basis up to $2.42 per share, and any amount in excess of $2.42 per share will reduce the merger consideration by 110% of this excess. Rouse currently estimates that the Extraordinary Dividend will be approximately $2.30 per share. However, there can be no assurance that the Internal Revenue Service will agree with this amount, in which case the Extraordinary Dividend could be significantly larger than Rouse's current estimate.

                                    28 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
        (Dollars in thousands, except for per share and per unit amounts)

The Company intends to finance the costs of the merger with Rouse and to refinance certain existing indebtedness of the Company with proceeds of a $9.75 billion senior credit facility from a syndicate of banks, financial institutions and other entities. The Company anticipates the credit facility will include the following:

      - A six-month bridge loan of up to $3,600,000 (the "Bridge Loan"). The Company expects to have an option to extend the maturity of up to $600,000 of this Bridge Loan for an additional six months.

      -     A three-year $3,900,000 term loan ("Term Loan A")

      -     A four-year $2,000,000 term loan ("Term Loan B")

      -     A three-year $250,000 revolving credit facility (the "Rouse
            Revolver")

In addition, the Company is conducting an offering of warrants to sell newly-issued Common Stock. Each holder of shares of Common Stock and all holders of common or convertible preferred units of limited partnership interest in the Operating Partnership as of October 18, 2004, the record date, were allocated, at no cost, 0.1 non-transferable warrants for each share or common unit (assuming conversion of the preferred units into common units, in accordance with the terms of the preferred units) owned at that time, for a total of approximately 28.4 million warrants. Each whole warrant entitles the holder to purchase one share of Common Stock for $32.23 per share. Each warrant holder that exercises its basic subscription privilege in full also may subscribe for additional shares at the same subscription price per share to the extent that other holders do not exercise their warrants in full. If an insufficient number of shares is available to satisfy fully the oversubscription privilege requests, the available shares will be sold pro rata among warrant holders who exercised their oversubscription privilege. M.B. Capital Partners III has committed to back-stop the warrants offering to ensure that not less than $500,000 will be raised in the warrants offering. M.B. Capital Partners III is a South Dakota general partnership, the partners of which are trusts for the benefit of John Bucksbaum (the current CEO of General Growth) and other members of the Bucksbaum family (the founders of General Growth) and an entity wholly owned by a member of the Bucksbaum family. M.B. Capital Partners III will comply with this back-stop obligation by exercising its subscription privilege and by subscribing for any Common Stock not subscribed for in the warrants offering to close any gap between the amount subscribed for and $500,000. Assuming the warrant offering is fully subscribed, total gross proceeds will be approximately $915,000.

The period for the exercise of the subscription privilege granted by the warrants is scheduled to expire on November 9, 2004 and the proceeds from the warrant offering are expected to be received as soon as possible thereafter. However, the Company has the option of extending the subscription period in the event of a delay in the consummation of the merger or the Rouse stockholder meeting to approve the merger. In addition, the Company has the right to cancel the warrant offering at any time and for any reason, including but not limited to an indefinite delay or termination of the Rouse merger agreement. Therefore, although the Company anticipates that the warrant offering will be completed in the fourth quarter of 2004 and, at a minimum, the $500,000 of proceeds from the warrant offering or the M.B. Capital Partners III backstop agreement will be received, there can be no assurance as to the timing or actual occurrence of those events.

NOTE 10 PRO FORMA FINANCIAL INFORMATION

The following pro forma financial information has been presented as a result of acquisitions made during 2003 and 2004 (Note 2) and the pending Rouse merger (Note 9). The pro forma condensed consolidated statements of operations for the nine months ended September 30, 2004 include adjustments for the acquisitions made or committed to during 2004 as if such transactions had occurred on January 1, 2004. The pro forma condensed consolidated statements of operations for the nine

                                    29 of 44

                         GENERAL GROWTH PROPERTIES, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)
        (Dollars in thousands, except for per share and per unit amounts)

months ended September 30, 2003 include adjustments for the acquisitions made or committed to during 2004 and 2003, as if such transactions had occurred on January 1, 2003. The pro forma information is based upon the historical consolidated statements of operations excluding income from discontinued operations and does not purport to present what actual results would have been had the acquisitions, and related transactions, in fact, occurred at the previously mentioned dates, or to project results for any future period.

                              PRO FORMA INFORMATION

                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                 ------------------------------
                                                                     2004              2003
                                                                 ------------      ------------
Revenues:
     Minimum rents                                               $  1,214,788      $  1,164,116
     Tenant charges                                                   565,254           521,035
     Other                                                            405,493           369,632
                                                                 ------------      ------------
          Total revenues                                            2,185,535         2,054,783
                                                                 ------------      ------------

Expenses:
     Real estate taxes                                                146,449           133,378
     Other property operating                                         711,754           655,672
     Property management, general and administrative costs            104,498           135,434
     Depreciation and amortization                                    470,840           422,779
                                                                 ------------      ------------
          Total expenses                                            1,433,541         1,347,263
                                                                 ------------      ------------

Operating income                                                      751,994           707,520

Interest expense, net                                                (688,952)         (665,571)
Income allocated to minority interests                                (42,428)          (45,623)
Income taxes, primarily deferred                                      (38,830)          (12,289)
Equity in income of unconsolidated affiliates                          71,916            73,036
                                                                 ------------      ------------

Income from continuing operations (a)                                  53,700            57,073
Convertible preferred stock dividends                                       -           (13,030)
                                                                 ------------      ------------
Income from continuing operations
     available to common stockholders (a)                        $     53,700      $     44,043
                                                                 ============      ============

Earnings from continuining operations per share:
     Basic                                                       $       0.23      $       0.21
     Diluted                                                             0.23              0.20

Weighted-average common shares
     used in earnings per share calculation:
         Basic                                                        233,593           211,363
         Diluted                                                      234,272           216,554

(a) The pro forma adjustments include management fees, depreciation and interest modifications and other adjustments to give effect to the acquisitions activity described in Notes 2 and 9.

                                    30 of 44

                         GENERAL GROWTH PROPERTIES, INC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to numbered Notes are to specific notes to the Consolidated Financial Statements of the Company included in this Quarterly Report, and which descriptions are incorporated into the applicable response by reference. The following discussion should be read in conjunction with such Consolidated Financial Statements and related Notes. Capitalized terms used, but not defined, in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") have the same meanings as in such Notes.

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

Actual future performance, outcomes and results may differ materially from those expressed in forward-looking statements made by the Company and its management as a result of a number of risks, uncertainties and assumptions. Some of these risks are described in Exhibit 99.1 to this Form 10-Q and are incorporated into this Item 2 response by reference.

Readers are cautioned not to place undue reliance on forward-looking statements, which speak only as of the date thereof. The Company undertakes no obligation to publicly release any revisions to the forward-looking statements contained in this release, or to update them to reflect events or circumstances occurring after the date of this release, or to reflect the receipt of new information, or to reflect the occurrence of unanticipated events or otherwise.

MANAGEMENT'S OVERVIEW & SUMMARY

The Company's primary business is the ownership, management, leasing and development of retail rental property. Management of the Company believes the most significant operating factor affecting incremental cash flow and net income is increased rents (either base rental revenue or overage rents) earned from tenants at the Company's properties. These rental revenue increases are primarily achieved by re-leasing existing space at higher current rents, increasing occupancy which results in more space generating rent and increasing tenant sales which results in increased overage rents. Therefore, certain operating statistics of the properties owned by the Company are presented to indicate the trends of these factors. Readers of this MD&A should focus on trends in such rental revenues as they are a more significant indicator of cash flow and net income trends than tenant expense recoveries and net management fees and expenses. In addition, management of the Company considers changes in interest rates to be the most significant external factor in determining trends in the Company's cash flow or income from continuing operations. As detailed in our discussion of economic conditions and market risk, interest rates have recently risen and may rise again in future months, which could adversely impact the Company's future cash flow and net income.

Another significant factor relating to overall increases in the Company's cash flow and net income is the acquisition of additional properties. During 2003, the Company acquired 100% interests in 10 retail properties and additional ownership interests in seven retail properties, for total consideration of approximately $2.0

                                    31 of 44

                        GENERAL GROWTH PROPERTIES, INC.

billion. Through September 30, 2004, the Company acquired 100% interests in five retail properties, the remaining 50% interest in one retail property, a 50% interest in two retail properties, a 33 1/3% ownership interest in a property to be developed in Costa Rica and a 50% interest in a joint venture owning interests in two retail properties and a property management company in Brazil, all for an aggregate consideration of approximately $1.8 billion. Readers of this MD&A should note that, as described in the results of operations discussion below, substantially all of the increases in cash flow and net income versus prior years are due to the continued acquisition of property and the related financing of such acquisitions.

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are both significant to the overall presentation of the Company's financial condition and results of operations and require management to make difficult, complex or subjective judgments. For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, recoverable amounts of receivables and deferred taxes and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions, as further discussed below. The Company's critical accounting policies as discussed in its Annual Report on Form 10-K for the year ended December 31, 2003 have not changed during 2004.

CERTAIN INFORMATION ABOUT THE COMPANY PORTFOLIO

At September 30, 2004, the Company owned 127 operating regional malls and community centers (the "Consolidated Properties") and interests in 46 retail properties through investments in Unconsolidated Real Estate Affiliates (the "Unconsolidated Properties"). For the purposes of this report, the Consolidated Properties and the Unconsolidated Properties are collectively referred to as the "Company Portfolio". Reference is made

                                    32 of 44

                        GENERAL GROWTH PROPERTIES, INC.

to Notes 1 and 3 for a further discussion of such Consolidated Properties and investments in Unconsolidated Real Estate Affiliates.

The Company has presented certain information on its Consolidated and Unconsolidated Properties separately in charts and tables containing financial data and operating statistics. As a significant portion of the Company's total operations are structured as joint venture arrangements (which are generally unconsolidated for GAAP purposes since the Company only has an approximate 50% interest in such joint ventures,) management of the Company believes that financial information and operating statistics with respect to all properties owned provide important insights into the income produced by such investments for the Company as a whole. Since GGMI, a wholly-owned subsidiary of the Company, provides on-site management and other services to the Unconsolidated Properties, the management operating philosophies and strategies are generally the same whether the properties are consolidated or unconsolidated. As a result, a presentation of certain financial information for Consolidated and Unconsolidated Properties on a stand-alone basis as well as operating statistics on a stand-alone and weighted-average basis depicts the relative size and significance of these elements of the Company's overall operations.

COMPANY PORTFOLIO DATA

                                                                     As of and/or for the Nine Months Ended September 30, 2004
                                                                     ---------------------------------------------------------
                                                                     Consolidated           Unconsolidated        Company
                                                                      Properties              Properties        Portfolio (b)
                                                                     ------------           --------------      --------------
OPERATING STATISTICS (a)
Space leased at properties not under redevelopment (as a %)                    90.9%                90.7%              90.8%
Trailing 12 month total tenant sales per square foot (c)             $          367         $        395        $       377
% change in total sales (c)                                                     6.4%                 8.7%               7.2%
% change in comparable sales (c)                                                4.7%                 4.9%               4.8%
Mall and freestanding gross leaseable area ("GLA")
  excluding space under redevelopment (in square foot)                   31,054,076           14,749,069         45,803,145

CERTAIN FINANCIAL INFORMATION
Average annualized in place rent per square foot                     $        30.45         $      33.85
Average rent per square foot for new/renewal leases (excludes
  2004 acquisitions)                                                 $        34.83         $      36.69
Average rent per square foot for leases expiring in 2004
  (excludes 2004 acquisitions)                                       $        25.69         $      32.35

(a) Data is for 100% of the Mall GLA in each portfolio, including those properties that are owned in part by unconsolidated affiliates. Data excludes properties currently being redeveloped and/or remerchandised, foreign properties and miscellaneous (non-mall) properties.

(b)   Data includes weighted-average amounts.

(c)   Due to tenant sales reporting timelines, data is as of August 31, 2004.

                                    33 of 44

                        GENERAL GROWTH PROPERTIES, INC.

ACQUISITIONS

During 2004 and 2003, the Company acquired the properties and joint venture interests listed below. See Note 2 to the accompanying consolidated financial statements for additional information.

                                                                                 GROSS
                                                                ACQUISITION     PURCHASE              NEW OR
(Dollars in millions)                                              DATE          PRICE            ASSUMED DEBT (3)
---------------------                                          ------------     ---------         ----------------
2004
A 50% ownership interest in Burlington Town Center               January 7      $   10.25                   --
Redlands Mall                                                   January 16          14.25                   --
The remaining 50% ownership interest in Town East Mall            March 1            44.5                   --
Four Seasons Town Centre                                          March 5           161.0           $    134.4
A 33 1/3% ownership interest in GGP/Sambil Costa Rica            April 30             9.7 (1)               --
A 50% ownership interest in Riverchase Galleria                   May 11            166.0                100.0
Mall of Louisiana                                                 May 12            265.0                185.0
The Grand Canal Shoppes                                           May 17            766.0                766.0
A 50% ownership interest in GGP/NIG Brazil                        July 30             7.0 (2)               --
Stonestown Galleria                                              August 13          312.0                220.0
                                                                                ---------           ----------
                                                                                $ 1,755.7           $  1,405.4
                                                                                =========           ==========
2003
Peachtree Mall                                                   April 30       $    87.6           $     53.0
Saint Louis Galleria                                              June 11           235.0                176.0
Coronado Center                                                   June 11           175.0                131.0
The remaining 49% ownership interest in GGP Ivanhoe III           July 1            459.0                268.0
Lynnhaven Mall                                                   August 27          256.5                180.0
Sikes Senter                                                    October 14           61.0                 41.5
The Maine Mall                                                  October 29          270.0                202.5
Glenbrook Square                                                October 31          219.0                164.3
Foothills Mall                                                  December 5          100.5                 45.7
Chico Mall                                                      December 23          62.4                 30.6
Rogue Valley Mall                                               December 23          57.5                 28.0
                                                                                ---------           ----------
                                                                                $ 1,983.5           $  1,320.6
                                                                                =========           ==========

(1)   Total commitment of $12.2 million

(2)   Total commitment of $32.0 million

(3) Additional funding, including for those acquisitions for which a specific and separate loan was not obtained, was paid from cash on hand or proceeds from borrowings under the Company credit facilities.

RESULTS OF OPERATIONS

Company revenues are primarily derived from tenants in the form of fixed minimum rents, overage rents and recoveries of operating expenses. In addition, the consolidated results of operations of the Company are impacted by acquisitions. Results of operations of the Company, as discussed below, relate primarily to the revenues and expenses of the Consolidated Properties and GGMI. Investments in Unconsolidated Real Estate Affiliates are accounted for using the equity method of accounting. As a result, results of operations of Unconsolidated Real Estate Affiliates are reported as "Equity in income of unconsolidated affiliates."

                                    34 of 44

                        GENERAL GROWTH PROPERTIES, INC.

The following table compares major revenue and expense items for the three months ended September 30, 2004 and 2003:

                                             THREE MONTHS ENDED SEPTEMBER 30,
--------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                               2004            2003          $ CHANGE       % CHANGE
----------------------                                               ----            ----          --------       --------
Total Revenues                                                    $ 397,501        $325,565       $ 71,936            22%
   Minimum rents                                                    245,538         203,420         42,118            21%
   Tenant recoveries                                                111,570          86,329         25,241            29%
   Overage rents                                                      9,386           6,042          3,344            55%
   Management and other fees                                         18,400          21,071         (2,671)          (13%)
Total Expenses                                                      228,860         182,825         46,035            25%
   Real estate taxes                                                 30,155          23,714          6,441            27%
   Repairs and maintenance                                           27,286          20,465          6,821            33%
   Other property operating costs                                    51,072          39,672         11,400            29%
   Marketing                                                         12,370           9,533          2,837            30%
   Property management and other costs                               21,281          24,272         (2,991)          (12%)
   Depreciation and amortization                                     82,027          61,349         20,678            34%
Interest Expense                                                    101,017          74,670         26,347            35%
Equity in income of unconsolidated affiliates                        19,686          18,571          1,115             6%

Total revenues increased $66.9 million as a result of new acquisitions and $5.0 million primarily as a result of higher operating expense recoveries from tenants.

Minimum rents increased primarily as a result of acquisitions. Minimum rents also include the effect of below-market lease rent accretion pursuant to SFAS 141 and 142 (Note 1) of $7.0 million in 2004 and $5.7 million in 2003. Tenant recoveries increased $20.6 million as a result of acquisitions and $4.6 million due to higher recoverable expenses at various properties. Overage rents increased $2.8 million as a result of acquisitions and $0.5 million as a result of higher tenant sales.

Management and other fees decreased $2.7 million compared to 2003. The Company acquired the remaining 50% interest in Town East in March 2004. As this joint venture is now consolidated in the results of operations of the Company, GGMI no longer receives a management fee from this property. This decrease was partially offset by increased development fees resulting from renovations at certain of the Unconsolidated Properties.

Total expenses increased $38.1 million as a result of acquisitions and $7.9 million as a result of higher depreciation and property costs.

Real estate taxes increased $5.0 million as a result of acquisitions and $1.4 million as a result of increased property taxes at certain of our properties including Jordan Creek which opened in August 2004. Repairs and maintenance increased $5.6 million due to acquisitions and $1.2 million primarily as a result of higher contracted cleaning expenses. Property operating costs increased $8.9 million as a result of acquisitions and $2.5 million as a result of higher energy costs. Real estate taxes, repairs and maintenance and other property operating expenses are generally recoverable from tenants and the increases in these expenses are generally consistent with the increase in tenant recovery revenues.

Property management and other costs decreased primarily as a result of lower costs in 2004 as the TSOs granted in 2002 vested in 2003.

Marketing expenses increased primarily due to acquisitions. Depreciation and amortization increased $16.1 million as a result of acquisitions and $4.6 million as a result of additional depreciation on completed developments and redevelopments and other capitalized building and equipment costs.

                                    35 of 44

                        GENERAL GROWTH PROPERTIES, INC.

Interest expense increased $24.2 million as a result of increased debt associated with acquisitions and $2.1 million as a result of higher debt levels primarily as a result of redevelopments and other working capital requirements.

Equity in income of unconsolidated affiliates increased primarily due to the Riverchase and GGP/NIG Brazil joint venture acquisitions in 2004.

The following table compares major revenue and expense items for the nine months ended September 30, 2004 and 2003:

                                              NINE MONTHS ENDED SEPTEMBER 30,
---------------------------------------------------------------------------------------------------------------------------
(DOLLARS IN THOUSANDS)                                               2004            2003         $ CHANGE         % CHANGE
----------------------                                               ----            ----         --------         --------
Total Revenues                                                   $1,131,705        $880,119       $251,586            29%
   Minimum rents                                                    698,232         543,394        154,838            28%
   Tenant recoveries                                                319,264         237,395         81,869            34%
   Overage rents                                                     23,168          16,086          7,082            44%
   Management and other fees                                         57,263          61,672         (4,409)           (7%)
Total Expenses                                                      665,463         513,616        151,847            30%
   Real estate taxes                                                 87,124          63,956         23,168            36%
   Repairs and maintenance                                           77,265          56,557         20,708            37%
   Other property operating costs                                   141,048         109,118         31,930            29%
   Marketing                                                         33,325          25,294          8,031            32%
   Property management and other costs                               70,994          81,420        (10,426)          (13%)
   Depreciation and amortization                                    240,687         165,103         75,584            46%
Interest Expense                                                    278,564         199,638         78,926            40%
Equity in income of unconsolidated affiliates                        55,770          61,980         (6,210)          (10%)

Substantially all of the increases in total revenues were a result of new acquisitions.

Minimum rents and tenant recoveries increased primarily as a result of acquisitions. Minimum rents also include the effect of below-market lease rent accretion pursuant to SFAS 141 and 142 (Note 1) of $19.1 million in 2004 and $12.3 million in 2003. Overage rents increased $5.7 million as a result of acquisitions and $1.4 million as a result of higher tenant sales.

Management and other fees declined as a result of joint venture partnership interest acquisitions. The Company acquired the remaining 49% interest in GGP/Ivanhoe III from its joint venture partner in July 2003 and the remaining 50% interest in Town East in March 2004. As these joint ventures are now consolidated in the results of operations of the Company, GGMI no longer receives a management fee from these properties. These decreases were partially offset by increased development fees resulting from renovations at certain of the Unconsolidated Properties.

Total expenses, including depreciation and amortization, increased as a result of acquisitions.

Real estate taxes increased $22.5 million as a result of acquisitions and $0.7 million as a result of increased property taxes at certain of our properties. Repairs and maintenance increased $18.5 million due to acquisitions and $2.2 million primarily due to higher contracted cleaning expenses. Property operating costs increased $33.9 million as a result of acquisitions and decreased $2.0 million as a result of lower operating costs at substantially all properties. Real estate taxes, repairs and maintenance and other property operating expenses are generally recoverable from tenants and the increases in these expenses are generally consistent with the increase in tenant recovery revenues.

                                    36 of 44

                        GENERAL GROWTH PROPERTIES, INC.

Marketing expenses increased due to acquisitions. Depreciation and amortization increased $54.3 million as a result of acquisitions and $21.3 million as a result of additional depreciation on completed developments and other capitalized building and equipment costs.

Property management and other costs decreased primarily as a result of lower costs in 2004 as the TSOs granted in 2002 vested in 2003.

Interest expense increased $68.2 million as a result of increased debt associated with acquisitions and $10.7 million as a result of higher debt levels primarily as a result of redevelopments and other working capital requirements.

Equity in income of unconsolidated affiliates decreased primarily due to acquisition of controlling interests in joint ventures. The Company acquired the remaining 49% interest in GGP/Ivanhoe III from its joint venture partner in July 2003 and the remaining 50% interest in Town East in March 2004. As a result, these joint ventures are now consolidated in the results of operations of the Company. These decreases were partially offset by increases resulting from the Riverchase and GGP/NIG Brazil joint venture acquisitions in 2004.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

Net cash provided by operating activities was $518.2 million in the first nine months of 2004, an increase of $182.2 million from $336.0 million in the same period in 2003, primarily due to increased earnings (excluding depreciation and amortization) as a result of properties acquired in 2004.

Net cash used in investing activities was $1.9 billion in the first nine months of 2004 compared to $971.6 million in the first nine months of 2003. Net cash provided by financing activities was $1.4 billion in the first nine months of 2004, compared to $720.3 million in the first nine months of 2003. Both changes reflect the higher volume of acquisition and development activity for the Consolidated Properties in the first nine months of 2004 as compared to the first nine months in 2003. During the first nine months of 2004, the Company acquired 100% interests in five retail properties, the remaining 50% interest in one retail property, a 50% interest in two retail properties, a 33 1/3% ownership interest in a property to be developed in Costa Rica and a 50% interest in a joint venture owning interests in two retail properties and a property management company in Brazil, all for an aggregate consideration of approximately $1.8 billion. Consideration for the acquisitions included $1.3 billion of new debt, $134.4 million of assumed debt, $25.1 million of preferred units in the Operating Partnership and $283.0 million from cash on hand or proceeds from borrowings under the Company's credit facilities.

As of September 30, 2004, the Company held approximately $21.0 million of cash and cash equivalents. The liquidity of the Company is derived primarily from its leases that generate positive net cash flow from operations and distributions from Unconsolidated Real Estate Affiliates. The Company uses operating cash flow as the principal source of internal funding for short-term liquidity and capital needs such as tenant construction allowances and minor improvements made to individual properties that are not recoverable through common area maintenance charges to tenants. External funding alternatives for longer-term capital needs such as acquisitions, new development, expansions and major renovation programs at individual properties include:

      -     Construction loans

      -     Mini-permanent loans

      -     Long-term project financing

      -     Joint venture financing with institutional partners

      -     Operating Partnership level or Company level equity investments

      -     Unsecured Company level debt

      -     Secured loans collateralized by individual or groups of properties

                                    37 of 44

                        GENERAL GROWTH PROPERTIES, INC.

To facilitate funding needs, the Company arranged the 2003 Credit Facility (Note
4) to replace a previously existing unsecured credit facility. This $1.25 billion credit facility has a term of three years and provides for partial amortization of the principal balance of the term loan in the second and third years. Borrowings under the 2003 Credit Facility totaled $1.2 billion at September 30, 2004 and $789 million at December 31, 2003.

As of September 30, 2004, the Company believed it was in compliance with any restrictive covenants contained in its various financing arrangements. Also, in order to maintain its access to the public equity and debt markets, the Company has a currently effective shelf registration statement under which up to $2 billion in equity or debt securities may be issued from time to time. It is expected that up to $915 million will be drawn on this shelf registration statement related to the Rouse acquisition-related warrants offering (Note 9).

As of September 30, 2004, the Company had consolidated debt of approximately $8.6 billion. In addition, the Company's share (in general, calculated at the Company's respective ownership interests) of the debt of the Unconsolidated Real Estate Affiliates was approximately $1.9 billion. Except in instances where certain Consolidated Properties are cross-collateralized with the Unconsolidated Properties, or the Company has retained a portion of the debt of a property when such property was contributed to an Unconsolidated Real Estate Affiliate (Note
3), the Company has not otherwise guaranteed the debt of the Unconsolidated Real Estate Affiliates.

Reference is made to Note 4 and Item 3 of this Form 10-Q and Note 5 and Items 2 and 7A of the Company's Annual Report on Form 10-K for additional information regarding the Company's debt and the potential impact on the Company of interest rate fluctuations.

PENDING ROUSE MERGER

On August 20, 2004, the Company announced that it had entered into an agreement and plan of merger with The Rouse Company ("Rouse"). Under the terms of the agreement, which has been approved by each company's board of directors, stockholders of Rouse will receive a cash payment of $67.50 per share, without interest, less the amount of a dividend adjustment, as described below. The total consideration will be approximately $12.6 billion consisting of $7.2 billion in cash plus the assumption of approximately $5.4 billion of existing Rouse debt (including Rouse's share of debt of unconsolidated affiliates).

The merger is subject to the approval of Rouse stockholders, customary closing conditions and the receipt of a tax opinion confirming Rouse's REIT status, as further discussed below. The merger does not require the approval of General Growth stockholders and is generally not conditioned upon receipt of financing by the Company. The merger agreement provides for a termination fee and expense reimbursement of up to an aggregate of $180 million, which is payable by Rouse to the Company under certain circumstances.

The Rouse stockholders meeting to consider the approval of the merger is currently scheduled for November 9, 2004. The merger will be completed as soon as possible after the Rouse stockholders meeting and after all conditions to the merger are satisfied or waived. It is currently expected that such completion will occur on or about November 12, 2004.

The Company understands that in the course of preparing for the merger, Rouse discovered issues relating to whether it satisfied certain tax law requirements applicable to REITs. Rouse has filed a request with the Internal Revenue Service for Rouse to take certain corrective actions that would result in Rouse having satisfied these requirements, but there can be no assurance that the Internal Revenue Service will in fact consent to this request. If the Internal Revenue Service does not consent to Rouse's request, Rouse will likely not be able to satisfy one of the conditions to the closing of the merger. In such event, there may be other alternatives, which would also require the consent of the Internal Revenue Service, that would enable Rouse to qualify as a REIT and enable Rouse to satisfy such condition of the merger agreement.

                                    38 of 44

                        GENERAL GROWTH PROPERTIES, INC.

The merger consideration will be reduced by the Extraordinary Dividend that Rouse is expected to pay on or prior to the effective time of the merger as one of the potential corrective actions to be performed by Rouse as described above. Under the terms of the merger agreement, the Extraordinary Dividend will reduce the merger consideration of $67.50 on a dollar-for-dollar basis up to $2.42 per share, and any amount in excess of $2.42 per share will reduce the merger consideration by 110% of this excess. Rouse currently estimates that the Extraordinary Dividend will be approximately $2.30 per share. However, there can be no assurance that the Internal Revenue Service will agree with this amount, in which case the Extraordinary Dividend could be significantly larger than Rouse's current estimate.

The Company intends to finance the costs of the merger with Rouse with proceeds of a $9.75 billion senior credit facility from a syndicate of banks, financial institutions and other entities. The Company anticipates the credit facility will include the following:

      - The Bridge Loan, a six-month loan of up to $3.6 billion. The Company expects to have an option to extend the maturity of up to $600 million of this Bridge Loan for an additional six months.

      -     Term Loan A, a three-year $3.9 billion term loan

      -     Term Loan B, a four-year $2.0 billion term loan

      - The Rouse Revolver, a three-year $250 million revolving credit facility

The Company expects to refinance the Bridge Loan with loans tied to various properties in its portfolio. The proceeds from the Bridge Loan, Term Loan A and Term Loan B are intended to be used to finance the Rouse merger and to pay related fees and expenses and to refinance certain existing indebtedness of the Company and Rouse, with any remaining portion to be used for the general corporate purposes of the Company in the ordinary course of business. The proceeds from the Rouse Revolver are intended to be used for general corporate purposes of the Company in the ordinary course of business.

It is expected that the credit facility will bear interest quarterly in arrears, or such other periodic basis as may be determined by the Company's election of applicable interest rates. The Company anticipates that the components of the credit facility will bear interest at LIBOR plus 200 to 275 basis points. At closing and during the term of the credit facility the Company also will pay various fees and expense reimbursements.

The Company anticipates that the term loan components of the credit facility will be subject to scheduled principal amortization as follows:

      - Term Loan A - repayment of $500 million on each of the first year anniversary, the 18-month anniversary and the second-year anniversary, and then $125 million at the end of each subsequent calendar quarter.

      - Term Loan B - repayment of an amount equal to 1% of the original principal amount (expected to be $20 million) each year, payable in equal quarterly installments.

With exceptions for capital expenditures and other items, the Company anticipates that it will be required to apply the net proceeds of future mortgage financings and refinancings, sales of equity, and asset dispositions (including by casualty or condemnation) toward prepayment of the credit facility in accordance with various priorities to be set out in the final credit facility documents. Subject to any exceptions or limits contained in its existing agreements, the Company anticipates that the credit facility will be secured by a pledge of certain ownership interests held by the Operating Partnership.

In addition, the Company is conducting an offering of warrants to sell newly-issued Common Stock. Each holder of shares of Common Stock and all holders of common or convertible preferred units of limited partnership interest in the Operating Partnership as of October 18, 2004, the record date, were allocated, at no cost, 0.1 non-transferable warrants for each share or common unit (assuming conversion of the preferred units into common units, in accordance with the terms of the preferred units) owned at that time, for a total of approximately 28.4 million warrants. Each whole warrant entitles the holder to purchase one share of Common Stock for $32.23 per share. Each warrant holder that exercises its basic subscription privilege in full

                                    39 of 44

                         GENERAL GROWTH PROPERTIES, INC.

also may subscribe for additional shares at the same subscription price per share to the extent that other holders do not exercise their warrants in full. If an insufficient number of shares is available to satisfy fully the oversubscription privilege requests, the available shares will be sold pro rata among warrant holders who exercised their oversubscription privilege. M.B. Capital Partners III has committed to back-stop the warrants offering to ensure that not less than $500 million will be raised in the warrants offering. M.B. Capital Partners III is a South Dakota general partnership, the partners of which are trusts for the benefit of John Bucksbaum (the current CEO of General Growth) and other members of the Bucksbaum family (the founders of General Growth) and an entity wholly owned by a member of the Bucksbaum family. M.B. Capital Partners III will comply with this back-stop obligation by exercising its subscription privilege and by subscribing for any Common Stock not subscribed for in the warrants offering to close any gap between the amount subscribed for and $500 million. Assuming the warrant offering is fully subscribed, total gross proceeds will be approximately $915 million.

The period for the exercise of the subscription privilege granted by the warrants is scheduled to expire on November 9, 2004 and the proceeds from the warrant offering are expected to be received as soon as possible thereafter. However, the Company has the option of extending the subscription period in the event of a delay in the consummation of the merger or the Rouse stockholder meeting to approve the merger. In addition, the Company has the right to cancel the warrant offering at any time and for any reason, including but not limited to an indefinite delay or termination of the Rouse merger agreement. Therefore, although the Company anticipates that the warrant offering will be completed in the fourth quarter of 2004 and, at a minimum, the $500,000 of proceeds from the warrant offering or the M.B. Capital Partners III backstop agreement will be received, there can be no assurance as to the timing or actual occurrence of those events.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

The following table aggregates the future maturities of the Company's contractual obligations and commitments as of September 30, 2004:

(DOLLARS IN THOUSANDS)               2004          2005          2006         2007         2008      SUBSEQUENT     TOTAL
                                     ----          ----          ----         ----         ----      ----------     -----
Long-term debt-principal          $   214,664    $ 331,797   $ 1,846,226    $ 454,293   $1,479,367  $ 4,288,474  $ 8,614,821
Retained debt-principal                   761        6,586        29,914      119,077          199       10,910      167,447 (1)
Ground lease payments                     634        2,520         2,450        2,445        2,445       89,082       99,576
Committed real estate
  acquisition contracts
   (Notes 2 and 9)                  7,200,000            -             -      250,000            -            -    7,450,000 (2)
Purchase obligations                   48,766            -             -            -            -            -       48,766 (3)
Other long-term liabilities                 -            -             -            -            -            -            - (4)
                                  -----------    ---------   -----------    ---------   ----------  -----------  -----------
Total                             $ 7,464,825    $ 340,903   $ 1,878,590    $ 825,815   $1,482,011  $ 4,388,466  $16,380,610
                                  ===========    =========   ===========    =========   ==========  ===========  ===========

(1)   As separately detailed in Note 3.

(2) Reflects $7.2 billion in expected cash funding related to the pending Rouse acquisition (anticipated to be funded by the $9.75 billion senior credit facility) and $250 million related to the Palazzo.

(3) Reflects accrued and incurred construction costs payable. Routine trade payables have been excluded. Future construction costs related to current redevelopment and development projects are currently expected to be approximately $500 million for Consolidated Properties and approximately $200 million for Unconsolidated Properties.

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

Not included in contractual obligations and commitments as of September 30, 2004 are additional committed investments in GGP/NIG Brazil of $25.0 million, GGP/Sambil Costa Rica of $3.2 million and Circle T of $0.8 million.

Although agreements to refinance debt maturing in 2004 and 2005 have not yet been reached, the Company currently anticipates that all of its debt will be repaid or refinanced on a timely basis.

                                    40 of 44

                        GENERAL GROWTH PROPERTIES, INC.

REIT STATUS

In order to remain qualified as a real estate investment trust ("REIT") for federal income tax purposes, General Growth must distribute or pay tax on 100% of capital gains and at least 90% of its ordinary taxable income to stockholders. The following factors, among others, will affect operating cash flow and, accordingly, influence the decisions of the Board of Directors regarding distributions:

      -     Scheduled increases in base rents of existing leases

      - Changes in minimum base rents and/or overage rents attributable to replacement of existing leases with new or renewal leases

      - Changes in occupancy rates at existing properties and procurement of leases for newly developed properties

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

ECONOMIC CONDITIONS

During 2003, the retail sector improved modestly and the 2003 holiday season was the strongest since 1999. Throughout the first nine months of 2004, interest rates, while increasing, have remained low, employment rates have risen and shopper spending has increased. The Company currently estimates that sales during the 2004 holiday season will increase 3 to 3.5% over 2003 sales and that leasing will continue to be strong for the balance of 2004 and into 2005. Despite these favorable trends, some economists remain cautious about prospects for continued improvements in retail markets and about the likelihood of interest rates continuing to remain at their current historic lows. Growth in retail markets would lead to stronger demand for leaseable space, ability to increase rents to tenants with stronger sales performance and increased rents computed as a percentage of tenant sales.

The Company and its affiliates currently have ownership interests in 171 operating retail properties (regional malls and community centers). These properties are diversified both geographically and by property type (both major and middle market properties) and this may mitigate the impact of any economic decline at a particular property or in a particular region of the country. In addition, the diverse combination of the Company's tenants is important because no single tenant (by trade name) comprises more than 10% of the Company's annualized total revenues.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As described in Note 8, the FASB, has issued certain statements which are effective for the current year. There has not been a significant impact on the Company's reported operations due to the application of such new statements. There are no pronouncements or interpretations that have not yet been adopted that are expected to have a material effect on the consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has not entered into any transactions using derivative commodity instruments. At September 30, 2004, $3.4 billion of the Company's consolidated debt bears interest at rates that vary with the market. However, approximately $725 million of such variable-rate consolidated debt is subject to interest rate swap

                                    41 of 44

                        GENERAL GROWTH PROPERTIES, INC.

agreements, the effect of which is to fix the interest rate the Company is required to pay on such debt to approximately 3.86% per annum. Although the majority of the remaining variable-rate debt is subject to interest rate cap agreements pursuant to the loan agreements and financing terms, such interest rate caps generally limit the Company's interest rate exposure only if LIBOR exceeds a rate per annum significantly higher (generally above 8% per annum) than current LIBOR rates. Therefore, a 25 basis point movement in the interest rate on the remaining approximately $2.7 billion of variable-rate debt would result in an approximately $6.7 million annualized increase or decrease in consolidated interest expense and operating cash flows.

In addition, the Company is subject to interest rate exposure as a result of the variable-rate debt collateralized by the Unconsolidated Real Estate Affiliates for which interest rate swap agreements have not been obtained. The Company's share (based on the Company's respective equity ownership interests in the Unconsolidated Real Estate Affiliates) of such remaining variable-rate debt was approximately $522.2 million at September 30, 2004. A similar 25 basis point annualized movement in the interest rate on the variable-rate debt of the Unconsolidated Real Estate Affiliates would result in approximately $1.3 million annualized increase or decrease in the Company's equity in the income and operating cash flows from Unconsolidated Real Estate Affiliates.

The Company is further subject to interest rate risk with respect to its fixed-rate financing in that changes in interest rates will impact the fair value of the Company's fixed-rate financing. To determine the fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the debt's collateral. At September 30, 2004, the fair value of the fixed-rate debt, including variable-rate debt converted to fixed-rate debt through interest rate swaps is estimated to be $6.1 billion compared to the carrying value of $5.9 billion. A 25 basis point increase in LIBOR would not have a material impact on the fair value of our fixed-rate debt or swap agreements.

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

There have been no significant changes in the Company's internal controls during the Company's most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect the Company's internal control over financial reporting.

                                    42 of 44

                        GENERAL GROWTH PROPERTIES, INC.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS

      31.1 Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      31.2 Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32.1 Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      32.2 Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      99.1  Risk Factors

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

                                  GENERAL GROWTH PROPERTIES, INC.
                                              (Registrant)

Date: November 9, 2004        by:  /s/: Bernard Freibaum
                                   ---------------------------------------------
                                    Bernard Freibaum
                                    Executive Vice President and Chief
                                      Financial Officer
                                    (Principal Accounting Officer)

                                    44 of 44