Form 10-K
period 2004-12-31
GENERAL GROWTH PROPERTIES INC
filed 2005-03-22
CIK 895648

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

(MARK ONE)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM          TO

                         COMMISSION FILE NUMBER 1-11656
                        GENERAL GROWTH PROPERTIES, INC.
             (Exact name of registrant as specified in its charter)

                   DELAWARE                                      42-1283895
       (State or other jurisdiction of                        (I.R.S. Employer
        incorporation or organization)                     Identification Number)

        110 N. WACKER DR., CHICAGO, IL                             60606
   (Address of principal executive offices)                      (Zip Code)

                                 (312)960-5000
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2 of the Act).  Yes [X]     No [ ]

On June 30, 2004, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $5.95 billion based upon the closing price of the common stock on the New York Stock Exchange composite tape on such date.

As of March 4, 2005, there were 237,554,681 shares of the Registrant's common stock outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual stockholders meeting to be held on May 4, 2005 are incorporated by reference into Part III.
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

All references to numbered Notes are to specific footnotes to the Consolidated Financial Statements of General Growth Properties, Inc. ("General Growth" or the "Company") as included in this Annual Report on Form 10-K ("Annual Report"). The descriptions included in such Notes are incorporated into the applicable Item response by reference. The following discussion should be read in conjunction with such Consolidated Financial Statements and related Notes. The terms "we", "us" and "our" may also be used to refer to General Growth and its subsidiaries.

GENERAL DEVELOPMENT OF BUSINESS

General Growth, a Delaware corporation, is a self-administered and self-managed real estate investment trust, referred to as a "REIT." General Growth was organized in 1986 and through its subsidiaries and affiliates owns, operates, manages, leases, acquires, develops, expands and finances operating properties located primarily throughout the United States and develops and sells land for residential, commercial and other uses primarily in master-planned communities.

The Retail and Other segment consists of retail centers, office and industrial buildings and mixed-use and other properties.

- The retail centers (the "Retail Portfolio") are primarily regional shopping centers in suburban market areas, but also include specialty marketplaces in certain downtown areas and community retail centers.

- The office and other properties (the "Office Portfolio") are located primarily in the Baltimore-Washington and Las Vegas markets or are components of large-scale mixed-use properties (which include retail, parking and other uses) located in other urban markets.

The Community Development segment includes land development and sales operations which are predominantly related to large-scale, long-term community development projects in and around Columbia, Maryland; Summerlin, Nevada and Houston, Texas.

Substantially all of our business is conducted through GGP Limited Partnership (the "Operating Partnership" or "GGPLP"). As of December 31, 2004, General Growth, as sole general partner, owned approximately 81% of the common units of partnership interest in the Operating Partnership. The other common units and the preferred units of limited partnership are held by limited partners that include trusts for the benefit of the families of our original stockholders and subsequent contributors of properties to the Operating Partnership. The common units that are held by limited partners are referred to as the "Common Units".

In addition to holding ownership interests in various joint ventures, the Operating Partnership generally conducts its operations through the following subsidiaries:

- GGPLP L.L.C., a Delaware limited liability company (the "LLC"), has ownership interests in the majority of our properties (other than those acquired in The Rouse Company merger (the "TRC Merger", Note 3)).

- The Rouse Company LP ("TRCLP"), which includes both a REIT and taxable REIT subsidiaries ("TRS"), has ownership interests in Consolidated Properties and Unconsolidated Properties (as defined below).

- General Growth Management, Inc. ("GGMI"), a TRS, manages, leases, and performs various other services for some of our Unconsolidated Real Estate Affiliates (as defined below) and over 30 properties owned by unaffiliated third parties, all located in the United States.

In this report, we refer to our ownership interests in majority owned or controlled properties as "Consolidated Properties" and to our ownership interests in joint ventures in which we own a non-controlling interest as "Unconsolidated Real Estate Affiliates" and the properties owned by such joint ventures as the "Unconsoli-dated Properties." Our "Company Portfolio" includes both the Unconsolidated Properties and our Consolidated Properties.

Our business strategy includes selectively making strategic acquisitions in order to enhance the yields of the acquired properties through subsequent proactive property management and leasing, operating cost reductions, physical expansions and renovations, redevelopments and capital reinvestment. Some of the actions that we take to increase productivity include changing the tenant mix and adding vendor carts or kiosks.

Acquisitions have included single centers, privately held portfolios and public-to-public purchases such as The Rouse Company, ("TRC") in November 2004. During 2004, the purchase price of acquisitions totaled $16.1 billion including the $14.3 billion TRC Merger. We believe that we have a competitive advantage with respect to acquisitions for the following reasons:

- The funds necessary for the cash acquisition of a shopping center are available to us from a combination of sources, including mortgage or unsecured financing or the issuance of public or private debt or equity.

- We have the flexibility to pay for an acquisition with a combination of cash, General Growth equity securities, or, subject to certain provisions in our debt agreements, common or preferred units of limited partnership interest in the Operating Partnership. This creates the opportunity for a tax-advantaged transaction for the seller.

- Our expertise allows us to evaluate proposed acquisitions for their increased profit potential. Additional profit can originate from many sources including expansion, remodeling, re-merchandising, and more efficient management of the property.

The expansion and renovation of a property also results in increased cash flows and net income as a result of increased customer traffic, trade area penetration and improved competitive position of the property. In addition to property redevelopment, we also develop retail centers from the ground-up. In August 2004, we completed the ground-up development of Jordan Creek Town Center in West Des Moines, Iowa.

We make all key strategic decisions for our properties. However, in connection with the Unconsolidated Properties, such strategic decisions are made with the respective stockholders, members or joint venture partners. We are also the asset manager of most of the properties in the Company Portfolio, executing the strategic decisions and overseeing the day-to-day property management functions, including leasing, construction management, data processing, maintenance, accounting, marketing, promotional services and security oversight pursuant to management agreements with the Unconsolidated Properties.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

Information regarding our segments is incorporated herein by reference to Note 16 of the Notes to Consolidated Financial Statements included in this Annual Report.

NARRATIVE DESCRIPTION OF BUSINESS

RETAIL AND OTHER SEGMENT

Retail Portfolio

Most of the shopping centers in the Retail Portfolio are strategically located in major and middle markets where they have strong competitive positions. The Retail Portfolio's geographic diversification should mitigate the effects of regional economic conditions and local factors. The Retail Portfolio is comprised primarily of operating retail properties including regional malls and community centers. Most of these properties contain at least one major department store as an Anchor (as defined below).

A detailed listing of the principal properties in our Retail Portfolio is included in Item 2 of this Annual Report.

The majority of the income from the properties in the Retail Portfolio is derived from rents received through long-term leases with retail tenants. These long-term leases generally require the tenants to pay base rent which is a fixed amount specified in the lease. The base rent is often subject to scheduled increases during the term of the lease. Another component of income is overage rent. Overage rent is paid by a tenant generally if its sales exceed an agreed upon minimum amount. Overage rent is calculated by multiplying the sales in excess of the minimum amount by a percentage defined in the lease. In addition, our long-term leases generally contain provisions for us to recover certain expenses incurred in the day-to-day operations of the respective properties including common area maintenance and real estate taxes. The recovery amount is generally related to the tenant's pro-rata share of space in the property.

We use the following terms in this Annual Report:

- Anchor -- a department store or other large retail store with gross leaseable area greater than 30,000 square feet

- Freestanding GLA -- gross leaseable area of freestanding retail stores in locations that are not attached to the primary complex of buildings that comprise a shopping center

- GLA -- gross leaseable retail space, including Anchors and all other leaseable areas

- Mall GLA -- gross leaseable retail space, excluding both Anchors and Freestanding GLA

- Mall Stores -- stores (other than Anchors) that are typically specialty retailers who lease space in the structure including, or attached to, the primary complex of buildings that comprise a shopping center

- Total Mall Stores sales -- the gross revenue from product sales to customers generated by the Mall Stores.

The following is selected operating data for the Consolidated and Unconsolidated Retail Properties within the Company Portfolio as of December 31, 2004:

                                                            CONSOLIDATED   UNCONSOLIDATED
                                                             PROPERTIES      PROPERTIES
                                                            ------------   --------------
Total GLA.................................................  115,206,093      57,965,724
Total Mall and Freestanding GLA...........................   46,972,163      21,224,910
Number of retail properties...............................          163              58
Average size of retail properties -- GLA..................      706,786         999,409
Average size of retail properties -- Mall and Freestanding
  GLA.....................................................      288,173         365,947
Total GLA -- smallest property............................        1,814          68,528
Total GLA -- largest property.............................    1,821,346       2,003,216
Mall and Freestanding GLA -- Smallest property............        1,814          68,528
Mall and Freestanding GLA -- Largest property.............      774,847         813,450
Number of Mall and Freestanding Stores....................       16,232           6,925
Number of Mall and Freestanding Stores in smallest
  property................................................            2              32
Number of Mall and Freestanding Stores in largest
  property................................................          399             166
Number of Anchors.........................................          519             228
Number of Anchor trade names..............................           74              36

The table below shows our ten largest tenants, by trade name, as of December 31, 2004 based on consolidated rents. In general, similar percentages existed in the Unconsolidated Properties as of December 31, 2004.

                                                              % OF CONSOLIDATED
TENANT NAME                                                         RENTS
-----------                                                   -----------------
The Gap.....................................................        2.79%
Victoria's Secret...........................................        1.47
Express(1)..................................................        1.35
Abercrombie & Fitch.........................................        1.28
Foot Locker.................................................        1.17
American Eagle Outfitters...................................        1.15
The Limited(1)..............................................        1.15
JCPenney....................................................        1.03
Sears.......................................................        0.85
Zales Jewelers..............................................  0.79

---------------

(1) Under common ownership by The Limited, Inc.

The following table reflects the tenant representation by category in the Retail Portfolio in the Consolidated Properties as of December 31, 2004. In general, similar percentages generally existed for the Unconsolidated Properties.

                          % OF SQUARE FEET IN
                           THE CONSOLIDATED
CATEGORY                      PROPERTIES        TYPE OF PRODUCT OR SERVICE    REPRESENTATIVE TENANTS
--------                  -------------------   --------------------------    ----------------------
Specialty...............           22%          Specialty Retail/Misc. &     Mastercuts, One Hour
                                                Personal Services            Photo, California Nails,
                                                                             Dollar Tree, Pottery
                                                                             Barn
Apparel.................           21%          Unisex/Family Apparel        The Gap, American Eagle,
                                                                             Old Navy, J. Crew
Women's Apparel.........           17%          Women's Apparel              The Limited, Casual
                                                                             Corner, Lane Bryant,
                                                                             Victoria's Secret
Shoes...................           10%          Shoe Stores                  Footlocker, Journey's,
                                                                             Payless Shoe Source
Gifts...................            7%          Card/Gift/Novelty            Things Remembered,
                                                                             Kirlin's Hallmark,
                                                                             Spencer Gifts
Restaurants.............            6%          Restaurants                  Ruby Tuesday, Cheesecake
                                                                             Factory, PF Chang's, Max
                                                                             and Erma's, Panera Bread
Fast Food/Food Court....            4%          Fast Food/Food Court         Arby's, Sbarro, Manchu
                                                                             Wok
Music/Electronics.......            4%          Music/Electronics            Camelot Music, Radio
                                                                             Shack, Suncoast
                                                                             Pictures, Sam Goody,
                                                                             F.Y.E.
Jewelry.................            4%          Jewelry                      Zales Jewelers, Helzberg
                                                                             Diamonds, Kay Jewelers
Sporting Goods..........            2%          Sporting Goods               Champ's, Big 5 Sports,
                                                                             Scheel's Sports
Men's Apparel...........            2%          Men's Apparel                The Men's Wearhouse,
                                                                             Nick's for Men
Specialty Food..........            1%          Specialty Food/Health        General Nutrition
                                                                             Center, Barnie's Coffee
                                                                             and Tea Company
TOTAL...................          100%

Office Portfolio

At December 31, 2004, in addition to office and other properties which are adjacent to our retail centers, we owned and managed the following office and other properties:

CONSOLIDATED                                                 LOCATION      SQUARE FEET
------------                                                 --------      -----------
Columbia Industrial (6 buildings)........................  Columbia, MD       306,000
Columbia Office (11 buildings)...........................  Columbia, MD     1,059,000
Hunt Valley Business Center (19 buildings)...............  Baltimore, MD    1,280,000
Rutherford Business Center (20 buildings)................  Baltimore, MD      783,000
Summerlin Commercial (28 buildings)......................  Summerlin, NV    1,110,000
Woodlands Office (2 buildings)...........................  Houston, TX        267,000
Other Office Projects (6 buildings)......................  Various            451,000
UNCONSOLIDATED
Woodlands Office/Industrial (5 buildings)................  Houston, TX        348,000

COMMUNITY DEVELOPMENT SEGMENT

In conjunction with the TRC Merger, we acquired master-planned communities. We develop and sell land in these communities to builders and other developers for residential, commercial and other uses. We may also develop some of this land for our own purposes. These master-planned communities are as follows:

- Columbia is located in the Baltimore, Maryland/Washington, D.C. corridor and encompasses approximately 18,000 acres. We own approximately 716 saleable acres of land in and around Columbia, including the adjacent communities of Emerson and Stone Lake.

- Summerlin is located immediately north and west of Las Vegas and encompasses approximately 22,500 acres. We own approximately 6,900 saleable acres of land in Summerlin. We develop and sell land to builders and other developers for residential commercial and other uses. We may also develop some of this land for our own purposes.

- Bridgelands is located in the western Houston, Texas metropolitan area and encompasses approximately 10,000 acres. TRC began development activities on Bridgelands in 2004 and we expect to begin selling portions of this land in 2005.

- We also own certain office buildings and a 52.5% economic interest in The Woodlands, a master-planned community in the Houston, Texas metropolitan area. Assets owned by The Woodlands include approximately 7,600 saleable acres of land, three golf course complexes, a resort conference center, a hotel, interests in seven office buildings and other assets.

- Fairwood is located in Prince George's County, Maryland. Fairwood contains over 1,000 acres of unimproved land. TRC began sales at this community in 2004.

OTHER

COMPETITION

In our Retail and Other segment, business is continually evolving and requires the ongoing re-evaluation of our approach to center management and leasing. Our strategies to increase stockholder value and cash flow include the integration of mass merchandise retailers with traditional department stores, specialty leasing, the inclusion of entertainment-oriented tenants, proactive property management and leasing (including revisions to the mix of tenants at a center), operating cost reductions including those resulting from economies of scale, strategic expansions, redevelopments, capital reinvestment and acquisitions, and selective new shopping center developments and concepts. Management believes that these approaches should enable us to operate and grow successfully in today's highly-competitive environment.

The nature and extent of competition varies from property to property. The properties in the Retail Portfolio compete with numerous shopping alternatives in seeking to attract retailers to lease space as retailers themselves face increasing competition from discount shopping centers, outlet malls, strip, power and lifestyle centers, discount shopping clubs, direct mail, internet sales and telemarketing. Each of our office and other properties competes for tenants in the markets in which they operate. We believe that the office and other properties we own in our master-planned communities are attractive in relation to competing properties because they are concentrated in the commercial centers of these communities. We believe the office components of our major mixed-use properties are desirable to prospective tenants due to their quality and downtown locations.

In our Community Development segment, we compete with other landholders in the Baltimore-Washington, Las Vegas and Houston markets. Significant factors affecting our competition in this business include:

- The size and scope of our master-planned communities

- The recreational and cultural amenities available within the communities

- The commercial centers in the communities

- The relationships of the developer with homebuilders

We believe our community development projects offer significant advantages when viewed against these criteria.

Environmental Matters

Under various Federal, state and local laws and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on such real estate. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to sell such real estate or to borrow using such real estate as collateral. In connection with its ownership and operation of our properties, we, or the relevant property venture through which the property is owned, may be potentially liable for such costs.

Substantially all of our properties have been subject to environmental assessments, which are intended to discover information regarding, and to evaluate the environmental condition of, the surveyed and surrounding properties. The Phase I environmental assessments included a historical review, a public records review, a preliminary investigation of the site and surrounding properties, screening for the presence of asbestos, polychlorinated biphenyls ("PCBs") and underground storage tanks and the preparation and issuance of a written report, but do not include soil sampling or subsurface investigations. A Phase II assessment, when necessary, was conducted to further investigate any issues raised by the Phase I assessment. In each case where Phase I and/or Phase II assessments resulted in specific recommendations for remedial actions required by law, management has either taken or scheduled the recommended action.

Neither the Phase I nor the Phase II assessments have revealed any environmental liability that we believe would have a material effect on our overall business, assets or results of operations, nor are we aware of the existence of any such liability. Nevertheless, it is possible that these assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware. Moreover, no assurances can be given that future laws, ordinances or regulations will not impose any material environmental liability or the current environmental condition of our properties will not be adversely affected by tenants and occupants of the properties, by the condition of properties in the vicinity of our properties (such as the presence on such properties of underground storage tanks) or by third parties unrelated to us.

In 2002, the President and Congress approved the Yucca Mountain site in Nevada for development of a repository site for highly radioactive materials. Yucca Mountain is located approximately 100 miles from Las Vegas. For the project to proceed, other approvals are necessary, including a license from the U.S. Nuclear Regulatory Commission or NRC. The Department of Energy's 2003 Strategic Plan, dated September 30,

2003, listed the licensing, construction and operation of the repository site at Yucca Mountain by 2010 as a major goal. In July 2004, the United States Court of Appeals for the D.C. Circuit rejected a number of challenges brought by the State of Nevada, local governmental units, environmental groups and trade associations with respect to the proposed Yucca Mountain repository and invalidated a portion of the EPA's and NRC's regulations governing the proposed repository.

Future development opportunities may require additional capital and other expenditures in order to comply with Federal, state and local statutes and regulations relating to the protection of the environment. It is impossible at this time to predict with any certainty the magnitude of any such expenditures or the long-range effect, if any, on our operations. Compliance with such laws has had no material adverse effect on our operating results or competitive position in the past.

Employees

As of March 1, 2005, we had approximately 5,200 employees.

Insurance

We have comprehensive liability, fire, flood, earthquake, terrorist, extended coverage and rental loss insurance with respect to our properties. Our management believes that all of our properties are adequately covered by insurance.

Qualification as a Real Estate Investment Trust and Taxability of Distributions

General Growth currently qualifies as a real estate investment trust pursuant to the requirements contained in Sections 856-858 of the Internal Revenue Code of 1986, as amended (the "Code"). If, as General Growth contemplates, such qualification continues, General Growth will not be taxed on its real estate investment trust taxable income. During 2004, General Growth distributed (or was deemed to have distributed) 100% of its taxable income to its preferred and common stockholders as detailed in the following table:

                                                              2004     2003     2002
                                                             ------   ------   ------
COMMON SHARES
Ordinary income............................................  $1.260   $1.003   $0.710
Return of capital..........................................      --       --    0.177
Unrecaptured Section 1250 capital gains....................      --    0.017    0.003
                                                             ------   ------   ------
Distributions declared per common share....................  $1.260   $1.020   $0.890
                                                             ======   ======   ======
PREFERRED SHARES*
Ordinary income............................................  $   --   $1.403   $1.802
Unrecaptured Section 1250 capital gains....................      --    0.028    0.010
                                                             ------   ------   ------
Distributions declared per common share....................  $   --   $1.431   $1.812
                                                             ======   ======   ======

---------------

* All outstanding preferred shares of General Growth were redeemed in 2003 (Note
  1).

Available Information

We make available free of charge through our website at www.generalgrowth.com all reports electronically filed with, or furnished to, the Securities and Exchange Commission (the "SEC"), including our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments to those filings, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC. These filings are also accessible on the SEC's website at www.sec.gov. We also make available free of charge through our website our Corporate Governance Guidelines, our Code of Business Conduct and Ethics (including any waivers of the code granted to our Chairman, Chief Executive Officer,

Chief Financial Officer or directors) and our charters of the Audit, Compensation and Nominating & Governance committees of our Board of Directors.

All of these documents are also available without charge to any person who requests them in writing to:

     General Growth Properties, Inc.
     Attn: David Lozano
     Investor Relations Coordinator
     110 North Wacker Drive
     Chicago, Illinois 60606

ITEM 2.  PROPERTIES

Our investment in real estate as of December 31, 2004, consisted of our interests in the properties in our Retail and Other and Community Development segments. In most cases, we also own the land underlying the retail properties, however, at certain of the properties, all or part of the underlying land is owned by a third party that leases the land to us pursuant to a long-term ground lease. The leases generally contain various purchase options available to us and typically provide for a right of first refusal in favor of us in the event of a proposed sale of the property by the landlord. Information regarding encumbrances on these properties is included in Schedule III of this Annual Report.

The following tables set forth certain information regarding the Consolidated Properties and the Unconsolidated Properties in our Retail Portfolio as of December 31, 2004. Anchors include all stores with GLA greater than 30,000 square feet. To the extent a Retail Property does not have any Anchor space, significant tenants have been included in this list.

                         CONSOLIDATED RETAIL PROPERTIES

                                    YEAR OPENED/       TOTAL GLA/MALL AND
                                   YEAR REMODELED       FREESTANDING GLA                                    ANCHOR
NAME OF CENTER/LOCATION(1)          OR EXPANDED         (SQUARE FEET)(2)    ANCHORS/SIGNIFICANT TENANTS  VACANCIES(3)
--------------------------     ----------------------  ------------------   ---------------------------  ------------
Ala Moana Center               1959/1966, 1987, 1989,  1,821,346/ 774,847   Macy's, Neiman Marcus, Old       None
  Honolulu, Hawaii             1999, 2004                                   Navy, Sears, Shirokiya
Alameda Plaza                  1973/1978               190,341/ 46,395      Carmike Cinema, Key Bank,         Two
  Pocatello, Idaho                                                          Wells Fargo
Anaheim Crossing(4)(6)         1980                    92,170/ 92,170       Fullerton Toyota                  N/A
  Anaheim, California
Animas Valley Mall             1982/2001, 2003         500,284/ 231,067     Dillard's, JCPenney, Kaye        None
  Farmington, New Mexico                                                    Home Furnishings, Ross
                                                                            Dress for Less, Sears
Apache Mall(4)                 1969/1985, 1992, 2002   751,761/ 268,769     Herberger's, JCPenney,           None
  Rochester, Minnesota                                                      Marshall Field's, Sears
Arizona Center(4)              1990                    168,469/ 168,469     AMC Arizona Center 24            None
  Phoenix, Arizona
Augusta Mall(4)                1978                    1,066,418/ 317,195   Dillard's, JCPenney,             None
  Augusta, Georgia                                                          Rich's-Macy's, Sears,
                                                                            Rich's Furniture
Austin Bluffs Plaza            1985                    114,524/ 42,981      Albertsons, Longs Drug           None
  Colorado Springs, Colorado                                                Store
Bailey Hills Plaza             1988                    11,887/ 11,887       Tommy's Paint Pot                 N/A
  Eugene, Oregon
Baybrook Mall                  1978/1984, 1985, 1995   1,295,179/ 340,035   Dillard's, Foley's,              None
  Friendswood (Houston),                                                    Mervyn's, Sears
  Texas
Bayshore Mall(4)               1987/1989               614,593/ 394,335     Gottschalks, Mervyn's,           None
  Eureka, California                                                        Sears

                                    YEAR OPENED/       TOTAL GLA/MALL AND
                                   YEAR REMODELED       FREESTANDING GLA                                    ANCHOR
NAME OF CENTER/LOCATION(1)          OR EXPANDED         (SQUARE FEET)(2)    ANCHORS/SIGNIFICANT TENANTS  VACANCIES(3)
--------------------------     ----------------------  ------------------   ---------------------------  ------------
Bayside Marketplace(4)         1987                    223,821/ 223,821     The Disney Store,                None
  Miami, Florida                                                            Victoria's Secret
Beachwood Place                1978                    912,941/ 348,594     Dillard's, Nordstrom, Saks       None
  Cleveland, Ohio                                                           Fifth Avenue
Bellis Fair                    1988/2003               769,247/ 350,317     The Bon Marche, JCPenney,        None
  Bellingham (Seattle),                                                     Mervyn's, Sears, Target
  Washington
Birchwood Mall                 1990/1991/1997          788,087/ 331,858     GKC Theaters, JCPenney,          None
  Port Huron (Detroit),                                                     Marshall Field's, Sears,
  Michigan                                                                  Target, Younkers
Boise Plaza                    1979/1984                   114,404/ 0       Albertsons, Burlington Coat      None
  Boise, Idaho                                                              Factory
Boise Towne Plaza(6)           1999                    116,677/ 25,143      Circuit City, Linens 'n          None
  Boise, Idaho                                                              Things, Old Navy
Boise Towne Square             1988                    1,146,561/ 477,781   The Bon Marche, Dillard's,       None
  Boise, Idaho                                                              JCPenney, Mervyn's, Sears
The Boulevard Mall             1968/1992               1,184,895/ 396,859   Dillard's, JCPenney,             None
  Las Vegas, Nevada                                                         Macy's, Sears
Burlington Town Center         1976/1980, 1985, 2001   314,982/ 168,229     Filene's                         None
  Burlington, Vermont
Cache Valley Mall              1976/2004               322,251/ 176,419     Dillard's, Dillard's Men's       None
  Logan, Utah                                                               and Home Store, JCPenney
Cache Valley Marketplace       1976                    157,713/ 157,713     Home Depot                        N/A
  Logan, Utah
Capital Mall                   1978/1985, 1992         532,693/ 299,616     Dillard's, JCPenney, Sears       None
  Jefferson City, Missouri
Century Plaza                  1975/1990, 1994         741,541/ 253,065     JCPenney, McRae's, Sears          One
  Birmingham, Alabama
Chapel Hills Mall              1982/1986, 1997, 1998   1,171,358/ 425,919   Dillard's, Foley's,              None
  Colorado Springs, Colorado                                                JCPenney, Kmart, Mervyn's,
                                                                            Sears
Chico Mall                     1988                    502,488/ 180,360     Gottschalks, JCPenney,            One
  Chico, California                                                         Sears
Coastland Center               1977/1985, 1996         934,082/ 343,692     Burdines, Dillard's,             None
  Naples, Florida                                                           JCPenney, Sears
Collin Creek                   1981                    1,113,074/ 322,991   Dillard's, Foley's,              None
  Plano, Texas                                                              JCPenney, Mervyn's Sears
Colony Square Mall             1981/1985, 1987         549,362/ 291,358     Elder-Beerman, JCPenney,          One
  Zanesville, Ohio                                                          Sears
Columbia Mall                  1985/1986, 2004         738,607/ 323,163     Dillard's, JCPenney, Sears,      None
  Columbia, Missouri                                                        Target
Coral Ridge Mall               1998                    1,065,849/ 418,611   Dillard's, JCPenney,             None
  Coralville (Iowa City),                                                   Scheel's All Sports, Sears,
  Iowa                                                                      Target, Younkers
Coronado Center(4)             1964/1975, 1976, 1984,  1,152,708/ 408,379   Foley's, JCPenney, Macy's,       None
  Albuquerque, New Mexico      1992, 1995                                   Mervyn's, Sears
Cottonwood Mall                1962/1984               737,446/ 357,938     JCPenney, Meier & Frank          None
  Salt Lake City, Utah
Cottonwood Square              1984                    77,079/ 35,467       Software & More                   One
  Salt Lake City, Utah

                                    YEAR OPENED/       TOTAL GLA/MALL AND
                                   YEAR REMODELED       FREESTANDING GLA                                    ANCHOR
NAME OF CENTER/LOCATION(1)          OR EXPANDED         (SQUARE FEET)(2)    ANCHORS/SIGNIFICANT TENANTS  VACANCIES(3)
--------------------------     ----------------------  ------------------   ---------------------------  ------------
Country Hill Plaza             1978                    140,097/ 59,814      McKay-Dee Hospital Center,       None
  Ogden (Salt Lake City),                                                   Smith's Food & Drug
  Utah
Crossroads Center              1966/1995, 2004         897,605/ 291,925     JCPenney, Marshall Field's,      None
  St. Cloud, Minnesota                                                      Scheel's All Sports, Sears,
                                                                            Target
The Crossroads                 1980/1992               773,570/ 270,610     JCPenney, Marshall Field's,      None
  Portage (Kalamazoo),                                                      Mervyn's, Sears
  Michigan
Cumberland Mall                1973/1989, 2004         1,155,999/ 321,884   JCPenney, Rich's, Sears           One
  Atlanta, Georgia
Division Crossing              1990                    100,760/ 32,808      Rite Aid, Safeway                None
  Portland, Oregon
Eagle Ridge Mall               1996/2000               651,049/ 256,594     Dillard's, JCPenney,             None
  Lake Wales (Orlando),                                                     Recreation Station, Regal
  Florida                                                                   Cinemas, Sears
Eastridge Mall                 1982/1997               569,364/ 279,568     The Bon Marche, JCPenney,        None
  Casper, Wyoming                                                           Sears, Target
Eden Prairie Center            1976/1989, 1994, 2001   1,118,740/ 309,033   AMC Theatres, Kohl's,             One
  Eden Prairie (Minneapolis),                                               Sears, Target, Von Maur
  Minnesota
Fallbrook Center               1966/1986, 2002, 2003   905,957/ 270,958     DSW Shoe Warehouse, Kohl's,      None
  West Hills (Los Angeles),                                                 Laemmle Theatres, Linens 'n
  California                                                                Things, Mervyn's, Ross
                                                                            Dress for Less, Sport
                                                                            Chalet, Target
Faneuil Hall Marketplace(4)    1976                    197,946/ 197,946     Ann Taylor, Crate & Barrel       None
  Boston, Massachusetts
Fashion Place(4)               1972                    876,164/ 310,191     Dillard's, Nordstrom, Sears      None
  Salt Lake City, Utah
Fashion Show                   1981                    1,764,562/ 530,766   Dillard's, Macy's, Neiman         One
  Las Vegas, Nevada                                                         Marcus, Nordstrom,
                                                                            Robinsons-May, Saks Fifth
                                                                            Avenue, Bloomingdale's Home
Foothills Mall                 1973/1980, 1989         800,915/ 402,953     Foley's, JCPenney,               None
  Fort Collins, Colorado                                                    Mervyn's, Sears
Fort Union(4)                  1978/1982-1987          32,968/ 32,968       Bucca Di Beppo                    N/A
  Salt Lake City, Utah
Four Seasons Town Centre       1974/1988, 1999,        1,142,057/ 500,041   Belk, Dillard's, JCPenney        None
  Greensboro, North Carolina   2001-2002
Fox River Mall                 1984/1986, 1991, 1997,  1,218,468/ 435,451   Cost Plus World Market,          None
  Appleton, Wisconsin          2002, 2003                                   David's Bridal, DSW Shoe
                                                                            Warehouse, Factory Card
                                                                            Outlet, JCPenney, Linens 'n
                                                                            Things, Marshall Field's,
                                                                            Scheel's All Sports, Sears
Fremont Plaza(4)               1977                    102,991/ 25,643      Sav-On Drug Store                 One
  Las Vegas, Nevada
The Gallery at Harborplace(4)  1987                    132,992/ 132,992     Brooks Brothers, Forever         None
  Baltimore, Maryland                                                       21, Gap

                                    YEAR OPENED/       TOTAL GLA/MALL AND
                                   YEAR REMODELED       FREESTANDING GLA                                    ANCHOR
NAME OF CENTER/LOCATION(1)          OR EXPANDED         (SQUARE FEET)(2)    ANCHORS/SIGNIFICANT TENANTS  VACANCIES(3)
--------------------------     ----------------------  ------------------   ---------------------------  ------------
Gateway Crossing Shopping      1992                    183,526/ 135,701     All A Dollar, Barnes &           None
  Center                                                                    Noble, TJ Maxx
  Bountiful (Salt Lake City),
  Utah
Gateway Mall                   1990/1999               725,738/ 342,532     24 Hour Fitness, Movies 12,       One
  Springfield, Oregon                                                       Ross Dress for Less, Sears,
                                                                            Target
Glenbrook Square               1966/1982, 1986         1,212,350/ 435,480   JCPenney, L.S. Ayres,            None
  Fort Wayne, Indiana                                                       Marshall Field's, Sears
Governor's Square(4)           1979                    1,037,723/ 346,118   Burdines-Macy's, Dillard's,      None
  Tallahassee, Florida                                                      JCPenney, Sears
The Grand Canal Shoppes at     1999                    516,090/ 516,090     Ann Taylor, Kenneth Cole         None
  the Venetian
  Las Vegas, Nevada
Grand Teton Mall               1984/2004               630,752/ 306,827     The Bon Marche, Dillard's,       None
  Idaho Falls, Idaho                                                        JCPenney, Sears
Grand Traverse Mall            1992                    593,499/ 280,108     GKC Theaters, JCPenney,          None
  Traverse City, Michigan                                                   Marshall Field's, Target
Greenwood Mall                 1979/1987, 1996, 2002   853,750/ 418,864     Dillard's, Dillard's             None
  Bowling Green, Kentucky                                                   Women's World, Famous Barr,
                                                                            JCPenney, Sears
Halsey Crossing(4)             1990/2000               99,438/ 46,674       Safeway                          None
  Gresham (Portland), Oregon
Harborplace(4)                 1980                    141,320/ 141,320     Ann Taylor, J. Crew              None
  Baltimore, Maryland
Hulen Mall                     1977                    941,127/ 344,557     Dillard's, Foley's, Sears        None
  Fort Worth, Texas
Jordan Creek Town Center       2004                    1,544,686/ 572,783   Bed Bath & Beyond, Best           One
  West Des Moines, Iowa                                                     Buy, Century Theatres, DSW
                                                                            Shoe Warehouse, Dillard's,
                                                                            Scheel's All Sports, The
                                                                            Market, Younkers
KIDK/Baskin Robbins            1980                      1,814/ 1,814       Baskin Robbins                    N/A
  Idaho Falls, Idaho
Knollwood Mall                 1955/1981, 1999         464,321/ 168,098     Cub Foods, Kohl's,                One
  St. Louis Park,                                                           TJ Maxx
  (Minneapolis), Minnesota
Lakeside Mall                  1976                    1,458,432/ 508,132   JCPenney, Lord & Taylor,         None
  Sterling Heights, Michigan                                                Marshall Field's Men &
                                                                            Home, Marshall Field's
                                                                            Women, Sears
Lakeview Square                1983/1998, 2001         546,044/ 254,451     JCPenney, Marshall Field's,      None
  Battle Creek, Michigan                                                    Sears
Landmark Mall(4)               1965/1989, 1990         889,951/ 331,014     Hecht's, Lord & Taylor,          None
  Alexandria (Washington,                                                   Sears
  D.C.), Virginia
Lansing Mall(4)                1969/2001               834,534/ 443,364     JCPenney, Marshall Field's,      None
  Lansing, Michigan                                                         Mervyn's, Younkers
Lockport Mall                  1975/1984               336,070/ 122,989     The Bon Ton                       Two
  Lockport, New York

                                    YEAR OPENED/       TOTAL GLA/MALL AND
                                   YEAR REMODELED       FREESTANDING GLA                                    ANCHOR
NAME OF CENTER/LOCATION(1)          OR EXPANDED         (SQUARE FEET)(2)    ANCHORS/SIGNIFICANT TENANTS  VACANCIES(3)
--------------------------     ----------------------  ------------------   ---------------------------  ------------
Lynnhaven Mall                 1981/1991, 1996         1,296,252/ 460,805   AMC Theatres, Dick's             None
  Virginia Beach, Virginia                                                  Sporting Goods, Dillard's,
                                                                            Hecht's, JCPenney, Lord &
                                                                            Taylor, Steve & Barry's
                                                                            University Sportswear
The Maine Mall                 1971/1982, 1986         1,047,188/ 364,254   Best Buy, Chuck E. Cheese,       None
  Portland, Maine                                                           Filene's, Filene's Home
                                                                            Store, JCPenney, Linens 'n
                                                                            Things, Macy's, Sears,
                                                                            Sports Authority
Mall of Louisiana              1997                    1,240,067/ 432,585   Dillard's, Foley's,              None
  Baton Rouge, Louisiana                                                    JCPenney, McRae's, Sears
Mall of the Bluffs             1986/1988, 1998         687,393/ 312,927     Dillard's, Drug Town,            None
  Council Bluffs (Omaha),                                                   Hy-Vee, JCPenney, Sears,
  Iowa                                                                      Target
Mall St. Matthews              1962                    1,094,684/ 376,979   Dillard's Women's,                One
  Louisville, Kentucky                                                      Dillard's Men's, Children's
                                                                            & Home, JCPenney
Mall St. Vincent(4)            1976/1991               538,506/ 190,506     Dillard's, Sears                 None
  Shreveport, Louisiana
Mall at Sierra Vista           1999                    337,630/ 106,360     Cinemark Theatres,               None
  Sierra Vista, Arizona                                                     Dillard's, Sears
The Mall in Columbia           1971                    1,384,260/ 584,092   AMC Columbia 14, Hecht's,        None
  Columbia, Maryland                                                        JCPenney, LL. Bean, Lord &
                                                                            Taylor, Nordstrom, Sears
Market Place Shopping          1976/1984, 1987, 1990,  1,036,646/ 500,900   Bergner's, Famous Barr,          None
  Center                       1994, 1999                                   JCPenney, Sears
  Champaign, Illinois
Mayfair                        1958/1973, 1986, 1994,  1,110,957/ 491,573   AMC Theatres, Barnes &           None
  Wauwatosa (Milwaukee),       2001                                         Noble, Boston Store,
  Wisconsin                                                                 Marshall Field's
Meadows Mall                   1978/1987, 1997, 2003   956,394/ 319,541     Dillard's, JCPenney,             None
  Las Vegas, Nevada                                                         Macy's, Sears
Metro Plaza                    1956                    135,031/ 135,031     Dollar Store, Social             None
  Baltimore, Maryland                                                       Services
Mondawmin Mall                 1956                    319,277/ 319,277     New York & Company, Stop         None
  Baltimore, Maryland                                                       Shop and Save
Northgate Mall                 1972/1991, 1997         825,926/ 330,606     JCPenney, Proffitt's,            None
  Chattanooga, Tennessee                                                    Proffitt's Home Store,
                                                                            Sears, T.J. Maxx
Northridge Fashion Center      1971/1995, 1997         1,455,131/ 579,688   JCPenney, Macy's, Pacific        None
  Northridge (Los Angeles),                                                 Theatres, Robinsons-May,
  California                                                                Sears
North Plains Mall              1985/1988               296,293/ 102,212     Beall's, Dillard's,              None
  Clovis, New Mexico                                                        JCPenney, Sears
North Star                     1960                    1,259,073/ 466,246   Dillard's, Foley's, Macy's,      None
  San Antonio, Texas                                                        Mervyn's, Saks Fifth Avenue
North Temple Shops             1970                    10,078/ 10,078       East Sea                          N/A
  Salt Lake City, Utah

                                    YEAR OPENED/       TOTAL GLA/MALL AND
                                   YEAR REMODELED       FREESTANDING GLA                                    ANCHOR
NAME OF CENTER/LOCATION(1)          OR EXPANDED         (SQUARE FEET)(2)    ANCHORS/SIGNIFICANT TENANTS  VACANCIES(3)
--------------------------     ----------------------  ------------------   ---------------------------  ------------
NorthTown Mall                 1955/1961, 1977, 1984,  1,046,534/ 415,040   The Bon Marche, Bumpers,          One
  Spokane, Washington          1989, 1992, 1999-2000                        Inc., JCPenney, Mervyn's,
                                                                            Regal Cinemas, Sears
Oak View Mall                  1991                    868,272/ 264,012     Dillard's, JCPenney, Sears,      None
  Omaha, Nebraska                                                           Younkers
Oakwood Center                 1966                    952,220/ 353,873     Dillard's, JCPenney,             None
  Gretna, Louisiana                                                         Mervyn's, Sears, Marshalls
Oakwood Mall                   1986/1991, 1995, 1997   822,088/ 337,012     JCPenney, Marshall Field's,      None
  Eau Claire, Wisconsin                                                     Scheel's All Sports, Sears,
                                                                            Younkers
Oglethorpe Mall                1969/1974, 1982, 1990,  949,166/ 375,463     Belk, JCPenney, Rich's,          None
  Savannah, Georgia            1992, 2002                                   Sears, Stein Mart
Orem Plaza-Center Street       1977/1989               82,317/ 48,656       Showbiz Pizza, Utah Office       None
  Orem, Utah                                                                Supply Company
Orem Plaza-State Street        1975                    27,557/ 27,557       Label Tech, Tuesday Morning       N/A
  Orem, Utah
Oviedo Marketplace             1998                    951,672/ 333,788     Burdines-Macy's, Dillard's,      None
  Orlando, Florida                                                          Sears, Regal Cinemas 22
Owings Mills                   1986                    1,083,447/ 436,410   Hecht's, JCPenney, Macy's,       None
  Baltimore, Maryland                                                       AMC Owings Mills 17, Sticks
                                                                            'N' Stuff
Oxmoor Center Mall             1971                    930,045/ 282,979     Dick's Sporting Goods,           None
  Louisville, Kentucky                                                      Lazarus, Sears, Von Maur
Paramus Park                   1974                    770,227/ 311,170     Macy's, Sears, Fortunoff         None
  Paramus, New Jersey
Park City Center               1970/1988, 1997         1,367,923/ 504,734   The Bon Ton, Boscov's,           None
  Lancaster (Philadelphia),                                                 JCPenney, Kohl's, Sears
  Pennsylvania
Park Place                     1974/1998, 2001, 2003   1,051,071/ 469,614   Dillard's, Macy's, Sears         None
  Tucson, Arizona
Peachtree Mall                 1975/1985, 1993         818,441/ 309,826     Dillard's, JCPenney,             None
  Columbus, Georgia                                                         Parisian, Rich's
Pecanland Mall                 1985                    977,375/ 334,728     Dillard's, JCPenney,             None
  Monroe, Louisiana                                                         McRae's, Mervyn's, Sears
Piedmont Mall                  1984/1995               725,328/ 175,002     Belk, Belk Men's, Boscov's,      None
  Danville, Virginia                                                        JCPenney, Sears
Pierre Bossier Mall            1982/1985, 1993         608,421/ 215,123     Dillard's, JCPenney, Sears,       One
  Bossier City (Shreveport),                                                Stage
  Louisiana
Pine Ridge Mall(4)             1981                    606,747/ 168,760     The Bon Marche, Dillard's,       None
  Pocatello, Idaho                                                          JCPenney, Sears, ShopKo
The Pines                      1986/1990               602,637/ 262,930     Dillard's, JCPenney, Sears        One
  Pine Bluff, Arkansas
Pioneer Place(4)               1990                    368,134/ 308,134     Saks Fifth Avenue                None
  Portland, Oregon
Plaza 800(4)                   1975                    176,431/ 27,806      Albertsons, ShopKo               None
  Sparks (Reno), Nevada
Plaza 9400(4)                  1979                    228,661/ 67,017      Albertsons, Deseret               One
  Sandy (Salt Lake City),                                                   Industries
  Utah
Prince Kuhio Plaza(4)          1985/1994, 1999         504,817/ 272,195     Macy's, Sears                     One
  Hilo, Hawaii
Providence Place(4)            1999                    1,271,439 748,439    Filene's, Lord & Taylor,         None
  Providence, Rhode Island                                                  Nordstrom

                                    YEAR OPENED/       TOTAL GLA/MALL AND
                                   YEAR REMODELED       FREESTANDING GLA                                    ANCHOR
NAME OF CENTER/LOCATION(1)          OR EXPANDED         (SQUARE FEET)(2)    ANCHORS/SIGNIFICANT TENANTS  VACANCIES(3)
--------------------------     ----------------------  ------------------   ---------------------------  ------------
Provo Towne Centre(7)          1998                    801,014/ 230,945     Cinemark Theatres,               None
  Provo, Utah                                                               Dillard's, JCPenney, Sears
Red Cliffs Mall                1990                    385,610/ 108,553     Dillard's, JCPenney, Sears        One
  St. George, Utah
Red Cliffs Plaza               1994                    57,304/ 57,304       Gold's Gym                        N/A
  St. George, Utah
Redlands Mall                  1977                    173,997/ 78,938      Gottschalks                      None
  Redlands, California
Regency Square Mall            1968/1992, 1998, 2001   1,452,082/ 535,576   Belk, Champs Sports/World         One
  Jacksonville, Florida                                                     Foot Locker, Dillard's,
                                                                            JCPenney, Sears
Ridgedale Center               1974                    1,034,542/ 332,162   JCPenney, Marshall Field's       None
  Minneapolis, Minnesota                                                    Men & Home, Marshall
                                                                            Field's Women, Sears
Rio West Mall(4)(5)            1981/1991, 1998         514,856/ 333,723     Beall's, JCPenney                 One
  Gallup, New Mexico
River Falls Mall               1990                    745,124/ 325,076     Dillard's, Dick's Sporting       None(8)
  Clarksville, Indiana                                                      Goods, Toys 'R' Us
River Hills Mall               1991/1996               644,630/ 282,581     Herberger's, JCPenney,           None
  Mankato, Minnesota                                                        Sears, Target
Riverlands Shopping Center     1965/1984, 1990, 2004   184,094/ 137,160     Burke's Outlet, Citi              One
  LaPlace (New Orleans),                                                    Trends, Silver Cinema
  Louisiana
River Pointe Plaza             1988                    224,262/ 73,831      Albertsons, ShopKo               None
  West Jordan (Salt Lake
  City), Utah
Riverside Plaza                1977/1993               175,417/ 44,948      Big Lots, The Heritage           None
  Provo, Utah                                                               Group, Macy's, Rite Aid
RiverTown Crossings            1999                    1,270,796/ 421,738   Dick's Sporting Goods,           None
  Grandville (Grand Rapids),                                                JCPenney, Kohl's, Marshall
  Michigan                                                                  Field's, Old Navy,
                                                                            Rivertown Cinemas, Sears,
                                                                            Younkers
Riverwalk(4)                   1986                    187,649/ 187,649     Abercrombie & Fitch,             None
  New Orleans, Louisiana                                                    Victoria's Secret
Rogue Valley Mall              1986/1991, 1996, 2002   633,107/ 276,123     JCPenney, Meier and Frank,       None
  Medford (Portland), Oregon                                                Meier and Frank Home Store,
                                                                            Mervyn's
Saint Louis Galleria           1986/1991, 1995, 2002   1,166,133/ 476,453   Dillard's, Famous Barr,          None
  St. Louis, Missouri                                                       Lord & Taylor
Salem Center(4)                1979/1987, 1995         649,509/ 211,509     JCPenney, Meier & Frank,         None
  Salem, Oregon                                                             Mervyn's, Nordstrom
Sikes Senter                   1974/1984, 2002         670,134/ 295,444     Dillard's, JCPenney, Sears       None
  Wichita Falls, Texas
Silver Lake Mall               1989/1995               327,939/ 110,446     The Bon Marche, JCPenney,         One
  Coeur d'Alene, Idaho                                                      Sears
Sooner Mall                    1976/1989, 1999         505,201/ 165,129     Dillard's, JCPenney, Old         None
  Norman, Oklahoma                                                          Navy, Sears, Stein Mart
South Street Seaport(4)        1983                    285,385/ 285,385     Ann Taylor, Brookstone           None
  New York, New York
Southlake Mall                 1976/1995, 1999         1,014,158/ 273,906   JCPenney, Rich's, Sears           One
  Morrow (Atlanta), Georgia
Southland Center               1970                    865,629/ 282,592     JCPenney, Marshall Field's,      None
  Taylor, Michigan                                                          Mervyn's

                                    YEAR OPENED/       TOTAL GLA/MALL AND
                                   YEAR REMODELED       FREESTANDING GLA                                    ANCHOR
NAME OF CENTER/LOCATION(1)          OR EXPANDED         (SQUARE FEET)(2)    ANCHORS/SIGNIFICANT TENANTS  VACANCIES(3)
--------------------------     ----------------------  ------------------   ---------------------------  ------------
Southland Mall                 1964/1968, 1972, 1984   1,260,918/ 520,654   JCPenney, Macy's, Mervyn's,      None
  Hayward, California                                                       Sears
Southshore Mall(4)             1981                    288,926/ 155,151     JCPenney, Sears                  None
  Aberdeen, Washington
Southwest Plaza                1983/1994, 1995, 2001   1,290,802/ 653,625   Dillard's, Foley's,              None
  Littleton (Denver),                                                       JCPenney, Sears
  Colorado
Spokane Valley Mall(7)         1997                    736,929/ 317,845     The Bon Marche, JCPenney,        None
  Spokane, Washington                                                       Regal ACT III, Sears
Spokane Valley Plaza           2001                    132,048/ 6,000       Linens 'n Things, Old Navy,      None
  Spokane, Washington                                                       Sportsman's Warehouse, T.J.
                                                                            Maxx
Spring Hill Mall               1980/1992, 1997         1,179,728/ 446,932   Carson Pirie Scott,              None
  West Dundee (Chicago),                                                    JCPenney, Kohl's, Marshall
  Illinois                                                                  Field's, Sears, Wickes
                                                                            Furniture
Staten Island Mall             1973                    1,272,268/ 614,905   JCPenney, Macy's, Sears          None
  Staten Island, New York
Stonestown                     1952/1987-1988          864,494/ 436,201     Macy's, Nordstrom                None
  San Francisco, California
The Streets at South Point     2002                    1,327,396/ 580,475   Hecht's, JCPenney,               None
  Durham, North Carolina                                                    Nordstrom, Sears, Belk
Three Rivers Mall              1987                    430,395/ 234,060     The Bon Marche, JCPenney,         One
  Kelso, Washington                                                         Sears
Town East Mall                 1971/1986, 1996, 1998,  1,224,851/ 415,465   Dillard's, Foley's,              None
  Mesquite (Dallas), Texas     2000                                         JCPenney, Sears
Tucson Mall(4)(5)              1982/1991, 1993, 2003   1,302,186/ 443,922   Dillard's, JCPenney,             None
  Tucson, Arizona                                                           Macy's, Mervyn's,
                                                                            Robinsons-May, Sears
Twin Falls Crossing            1976                         37,680/ 0       Kalic Investors                  None
  Twin Falls, Idaho
University Crossing(4)         1971/1975, 1995         206,035/ 40,733      Barnes & Noble, Burlington       None
  Orem, Utah                                                                Coat Factory, CompUSA,
                                                                            OfficeMax, Pier 1 Imports
Valley Hills Mall              1978/1988, 1990, 1996   905,904/ 294,388     Belk, Dillard's, JCPenney,       None
  Hickory, North Carolina                                                   Sears
Valley Plaza Mall              1967/1988, 1997, 1998   1,183,769/ 457,080   Gottschalks, JCPenney,           None
  Bakersfield, California                                                   Macy's, Robinsons-May,
                                                                            Sears
Victoria Ward Centers(9)       1972/1982, 1988, 1995,  587,092/ 470,011     Borders Books, Consolidated      None
  Honolulu, Hawaii             1997, 1999, 2001                             Amusement Theatre, Dave &
                                                                            Busters, Sports Authority
The Village of Cross Keys      1965                    73,982/ 73,982       Elizabeth Arden Spa,             None
  Baltimore, Maryland                                                       Talbots, William Sonoma
Visalia Mall                   1964/1997               439,828/ 182,828     Gottschalks, JCPenney            None
  Visalia, California
Westlake Center(4)             1988                    104,631/ 104,631     Express Women's,                 None
  Seattle, Washington                                                       PF Chang's
West Valley Mall               1995/1997               837,791/ 456,842     Gottschalks, JCPenney,           None
  Tracy (San Francisco),                                                    Movies 14, Sears, Target
  California

                                    YEAR OPENED/       TOTAL GLA/MALL AND
                                   YEAR REMODELED       FREESTANDING GLA                                    ANCHOR
NAME OF CENTER/LOCATION(1)          OR EXPANDED         (SQUARE FEET)(2)    ANCHORS/SIGNIFICANT TENANTS  VACANCIES(3)
--------------------------     ----------------------  ------------------   ---------------------------  ------------
Westwood Mall                  1972/1978, 1993         508,243/ 136,542     Elder-Beerman, JCPenney,         None
  Jackson, Michigan                                                         Wal-Mart
White Marsh                    1981                    1,151,045/ 366,451   Hecht's (2), JCPenney,            One
  Baltimore, Maryland                                                       Macy's, Sears
White Mountain Mall            1978                    329,629/ 175,169     Flaming Gorge Harley             None
  Rock Springs, Wyoming                                                     Davidson, Herberger's,
                                                                            JCPenney, State of Wyoming
Willowbrook                    1969                    1,522,614/ 494,614   Bloomingdale's, Lord &           None
  Wayne, New Jersey                                                         Taylor, Macy's, Sears
Woodlands Village              1989                    91,858/ 91,858       Bashas                            N/A
  Flagstaff, Arizona
Woodbridge Center              1971                    1,634,643/ 549,608   Dick's Sporting Goods,           None
  Woodbridge, New Jersey                                                    Fortunoff, JCPenney, Lord &
                                                                            Taylor, Macy's, Sears
Yellowstone Square             1973/1977, 1988         266,855/ 100,122     Los Betos Mexican Food,         Three
  Idaho Falls, Idaho                                                        Pizza Hut

---------------

(1) In certain cases, where a center's location is part of a larger metropolitan area, the metropolitan area is identified in parentheses.

(2) Includes square footage added in redevelopment/expansion projects.

(3) Anchor vacancy is not applicable for certain smaller strip mall, community center or free-standing properties in which tenants are not defined as anchors.

(4) Property subject to a ground lease.

(5) Owned in a joint venture with independent, non-controlling minority investors.

(6) Owned in a joint venture with affiliate of one of the Anchor stores with a 25% minority ownership interest.

(7) Owned by the Spokane Valley Mall joint venture described in (5) above.

(8) Bass Pro lease was signed and the store is expected to open in early 2005.

(9) Includes Ward Entertainment Center, Ward Warehouse, Ward Village and Village Shops.

                        UNCONSOLIDATED RETAIL PROPERTIES

                                                       OWNERSHIP      TOTAL GLA/MALL
                                   YEAR OPENED/        INTEREST %    AND FREESTANDING
                                 YEAR REMODELED OR    OF OPERATING      GLA SQUARE                                      ANCHOR
NAME OF CENTER/ LOCATION(1)          EXPANDED         PARTNERSHIP        FEET(2)        ANCHORS/SIGNIFICANT TENANTS  VACANCIES(3)
---------------------------    ---------------------  ------------   ----------------   ---------------------------  ------------
Alderwood Mall                 1979/1995, 2004             50%          1,183,753/      The Bon Marche, JCPenney,        None
 Lynnwood (Seattle),                                                       492,532      Nordstrom, Sears
 Washington
Altamonte Mall                 1974/1990, 2002,             50          1,169,593/      AMC, Burdines, Dillard's,        None
 Altamonte Springs (Orlando),  2003, 2004                                  491,045      JCPenney, Sears
 Florida
Arrowhead Towne Center         1993                       16.7          1,129,264/      AMC Theatres, Dillard's,         None
 Glendale, Arizona                                                         344,727      JCPenney, Mervyn's,
                                                                                        Robinsons-May, Sears
Bay City Mall                  1991/1994, 1997              50       525,248/ 209,597   JCPenney, Sears, Target,         None
 Bay City, Michigan                                                                     Younkers
Brass Mill Center and Commons  1997                         50          1,182,701/      Barnes & Noble, Brass Mill       None
 Waterbury, Connecticut                                                    346,061      Cinemas, Burlington Coat
                                                                                        Factory, Filene's,
                                                                                        JCPenney, Office Max, Sears
Bridgewater Commons            1988                         35       880,847/ 377,971   Bloomingdale's, Lord &           None
 Bridgewater, New Jersey                                                                Taylor, Macy's

                                                       OWNERSHIP      TOTAL GLA/MALL
                                   YEAR OPENED/        INTEREST %    AND FREESTANDING
                                 YEAR REMODELED OR    OF OPERATING      GLA SQUARE                                      ANCHOR
NAME OF CENTER/ LOCATION(1)          EXPANDED         PARTNERSHIP        FEET(2)        ANCHORS/SIGNIFICANT TENANTS  VACANCIES(3)
---------------------------    ---------------------  ------------   ----------------   ---------------------------  ------------
Carolina Place                 1991/1994                    50          1,136,627/      Belk, Dillard's, Hecht's,         One
 Pineville (Charlotte), North                                              333,125      JCPenney, Sears
 Carolina
Centerpointe Village Center    2001                         50       144,635/ 144,635   Albertsons, Sav-On Drug           N/A
 Summerlin, Nevada                                                                      Store
Christiana Mall                1978                         50          1,083,586/      JCPenney, Lord & Taylor,         None
 Newark, Delaware                                                          312,182      Macy's, Strawbridge's
Chula Vista Center             1962/1988, 1993,             50       876,695/ 288,558   JCPenney, Macy's, Mervyn's,      None
 Chula Vista (San Diego),      1994, 2004                                               Sears, Ultrastar Theaters
 California
Clackamas Town Center          1981/1993, 1994              50          1,181,189/      JCPenney, Meier & Frank,         None
 Portland, Oregon                                                          406,347      Meier & Frank Home Store,
                                                                                        Nordstrom, Sears
Columbiana Centre              1990/1993                    50       825,084/ 266,107   Belk, Dillard's, Parisian,       None
 Columbia, South Carolina                                                               Sears
Deerbrook Mall                 1984/1996, 1997              50          1,207,345/      AMC Theatres, Dillard's,         None
 Humble (Houston), Texas                                                   366,793      Foley's, JCPenney,
                                                                                        Mervyn's, Sears
Eastridge Mall                 1970/1982, 1988, 1995        51          1,021,878/      AMC 15, JCPenney, Macy's,        None(5)
 San Jose, California                                                      274,617      Sears
First Colony Mall              1996                         50          1,010,672/      Dillard's, Foley's,              None
 Sugar Land (Houston), Texas                                               391,624      JCPenney, Mervyn's
Florence Mall                  1976/1994                    50            930,057/      JCPenney, Lazarus, Lazarus       None
 Florence (Cincinnati, Ohio),                                              377,650      Home Store, Sears
 Kentucky
Galleria at Tyler(4)           1970/1991, 1996              50          1,059,295/      JCPenney, Macy's,                None
 Riverside, California                                                     437,587      Nordstrom, Robinsons-May
Glendale Galleria(4)           1976/1983, 1997              50          1,527,325/      JCPenney, Macy's, Mervyn's       None
 Glendale, California                                                      517,325      Nordstrom, Robinsons-May
Highland Mall(4)               1971                         50          1,100,289/      Dillard's, (2), Foley's,         None
 Austin, Texas                                                             381,548      JCPenney
Kenwood Towne Centre(4)        1959/1988                    50          1,140,612/      Dillard's Women's,               None
 Cincinnati, Ohio                                                          539,020      Dillard's Men's, Lazarus,
                                                                                        Parisian
Lakeland Square Mall           1988/1990, 1994              50       898,599/ 288,561   Belk, Burdines, Dillard's,       None
 Lakeland (Orlando), Florida                                                            Dillard's Men's and Home
                                                                                        Store, JCPenney, Sears
Lake Mead & Buffalo Partners   1998                         50       68,528/ 68,528     Hollywood Video, Wells           None
 Village Center                                                                         Fargo Bank
 Summerlin, Nevada
Mizner Park(4)                 2003                         50       236,537/ 236,537   Robb & Stucky                    None
 Boca Raton, Florida
Montclair Plaza                1968/1985                    50          1,353,327/      Circuit City, Ethan Allen,       None
 Montclair (San Bernadino),                                                443,441      JCPenney, Linens 'n Things,
 California                                                                             Macy's, Nordstrom,
                                                                                        Robinsons-May, Sears
Moreno Valley Mall             1992                         50          1,033,378/      Gottschalks, JCPenney,           None
 Moreno Valley (Riverside),                                                341,187      Limited, Robinsons-May,
 California                                                                             Sears
Natick Mall                    1966/1994                    50          1,154,840/      Filene's, Lord & Taylor,         None
 Natick (Boston),                                                          428,178      Macy's, Sears
 Massachusetts
Neshaminy Mall                 1968/1995, 1998              25          1,014,198/      AMC Theatres, Boscov's,          None
 Bensalem, Pennsylvania                                                    319,606      Sears, Strawbridge &
                                                                                        Clothiers
Newgate Mall                   1981/1994, 1998              50       688,427/ 216,293   Dillard's, Gart Sports,          None
 Ogden (Salt Lake City), Utah                                                           Mervyn's, Sears, Tinsel
                                                                                        Town

                                                       OWNERSHIP      TOTAL GLA/MALL
                                   YEAR OPENED/        INTEREST %    AND FREESTANDING
                                 YEAR REMODELED OR    OF OPERATING      GLA SQUARE                                      ANCHOR
NAME OF CENTER/ LOCATION(1)          EXPANDED         PARTNERSHIP        FEET(2)        ANCHORS/SIGNIFICANT TENANTS  VACANCIES(3)
---------------------------    ---------------------  ------------   ----------------   ---------------------------  ------------
NewPark Mall                   1980/1993                    50          1,208,856/      JCPenney, Macy's, Mervyn's,      None
 Newark (San Francisco),                                                   465,392      Sears, Target
 California
Northbrook Court               1976/1995, 1996              50          1,009,441/      AMC Theatres, Lord &             None
 Northbrook (Chicago),                                                     393,522      Taylor, Marshall Field's,
 Illinois                                                                               Neiman Marcus
North Point Mall               1993                         50          1,376,903/      Dillard's, JCPenney, Lord &      None
 Alpharetta (Atlanta),                                                     410,616      Taylor, Parisian, Rich's,
 Georgia                                                                                Sears
Oakbrook Center                1962                         50          2,003,216/      Bloomingdale's Home &            None
 Oak Brook, Illinois                                                       813,450      Furniture, Lord & Taylor,
                                                                                        Marshall Field's, Neiman
                                                                                        Marcus, Nordstrom, Sears
The Oaks Mall                  1978/1995                    51       905,254/ 347,387   Belk, Dillard's, JCPenney,       None
 Gainesville, Florida                                                                   Macy's, Sears
Park Meadows                   1996                         35          1,630,561/      Dick's Sporting Goods,            One
 Littleton, Colorado                                                       607,561      Dillard's, Foley's,
                                                                                        JCPenney, Nordstrom
The Parks at Arlington         1988/1996, 2002              50          1,519,022/      AMC Theatres, Dick's              One
 Arlington (Dallas), Texas                                                 396,044      Sporting Goods, Dillard's,
                                                                                        Foley's, JCPenney,
                                                                                        Mervyn's, Sears
Pembroke Lakes Mall            1992/1997                    50          1,066,986/      Burdines, Dillard's,             None
 Pembroke Pines (Fort                                                      355,711      Dillard's Men's and Home
 Lauderdale), Florida                                                                   Store, JCPenney, Sears
Perimeter Mall                 1971                         50           1,284,880      Bloomingdale's, Nordstrom,       None
 Atlanta, Georgia                                                          499,064      Rich's-Macy's
Riverchase Galleria            1986/1996, 1998              50          1,578,984/      Comp USA, McRae's,               None
 Hoover (Birmingham), Alabama                                              503,974      Parisian, Proffitt's,
                                                                                        Rich's, Sears
Quail Springs Mall             1980/1992, 1998, 1999        50          1,133,961/      AMC Theatres, Dillard's          None
 Oklahoma City, Oklahoma                                                   349,161      Foley's, JCPenney, Sears
The Shoppes at Buckland Hills  1990/1994, 2003              50          1,048,549/      Dick's Sporting Goods,            One
 Manchester, Connecticut                                                   420,376      Filene's, Filene's Home &
                                                                                        Mens Store, JCPenney, Sears
Shopping Center Iguatemi       1975/1992                    35       728,411/ 464,628   Bompreco, C&A, Lojas             None
 Bahia                                                                                  Americanas, Multiplex,
 Salvador, Bahia                                                                        Playland, Riachuelo, SAC
Shopping Center Taboao da      2002                         35       415,512/ 134,345   Beshi, C&A, Carrefour,           None
 Serra                                                                                  Casas Bahia, CineTaboao,
 Taboao da Serra, Sao Paulo                                                             Riachuelo, Telha Norte
Silver City Galleria           1992/1999                    50       921,251/ 415,136   Filene's, JCPenney, Sears,       None
 Taunton (Boston),                                                                      Silver City Cinemas, Steve
 Massachusetts                                                                          & Barry's University Sports
Steeplegate Mall               1990                         50       481,662/ 225,315   The Bon Ton, JCPenney,           None
 Concord, New Hampshire                                                                 Sears
Stonebriar Centre              2000                         50          1,652,277/      AMC Theatres, Barnes &           None
 Frisco (Dallas), Texas                                                    527,244      Noble, Dave & Busters,
                                                                                        Dick's Sporting Goods,
                                                                                        Foley's, JCPenney, Macy's,
                                                                                        Nordstrom, Sears
Superstition Springs           1990/1994                  16.7          1,057,019/      Dillard's, JCPenney,             None
 Center(4)                                                                 363,027      Mervyn's, Robinsons-May,
 East Mesa (Phoenix), Arizona                                                           Sears
Towson Town Center             1959                         35       965,287/ 515,158   Hecht's, Nordstrom,              None
 Baltimore, Maryland                                                                    Nordstrom Rack

                                                       OWNERSHIP      TOTAL GLA/MALL
                                   YEAR OPENED/        INTEREST %    AND FREESTANDING
                                 YEAR REMODELED OR    OF OPERATING      GLA SQUARE                                      ANCHOR
NAME OF CENTER/ LOCATION(1)          EXPANDED         PARTNERSHIP        FEET(2)        ANCHORS/SIGNIFICANT TENANTS  VACANCIES(3)
---------------------------    ---------------------  ------------   ----------------   ---------------------------  ------------
Trails Village Partners        1998                         50       169,660/ 169,660   Longs Drug Store, Vons           None
 Summerlin, Nevada                                                                      Grocery Store
Tysons Galleria                1988/1994, 1997              50       821,236/ 309,303   Macy's, Neiman Marcus, Saks      None
 McLean (Washington, D.C.),                                                             Fifth Avenue
 Virginia
The Village of Merrick         2002                         40       737,304/ 737,304   Neiman Marcus, Nordstrom         None
 Park(4)
 Coral Gables, Florida
Vista Ridge Mall               1989/1991                    50          1,046,233/      Dillard's, Foley's,              None
 Lewisville (Dallas), Texas                                                376,023      JCPenney, Sears
Washington Park Mall           1984/1986                    50       352,125/ 157,829   Dillard's, JCPenney, Sears       None
 Bartlesville, Oklahoma
Water Tower Place              1976                         52       712,761/ 285,718   Lord & Taylor, Marshall          None
 Chicago, Illinois                                                                      Field's
West Oaks Mall                 1996/1998                    50          1,072,790/      AMC Theatres, Dillard's,         None
 Ocoee (Orlando), Florida                                                  372,034      JCPenney, McRae's, Sears
Westroads Mall                 1968/1990, 1995,             51          1,139,457/      Dick's Sporting Goods,            One
 Omaha, Nebraska               1999, 2003                                  315,397      JCPenney, Tilt, Von Maur,
                                                                                        Younkers
Willowbrook Mall               1981/1992                    50          1,512,923/      Dillard's, Foley's,               One
 Houston, Texas                                                            406,339      JCPenney, Sears
The Woodlands Mall             1994/1998, 2004              50          1,333,632/      Dillard's, Foley's, Foley's      None
 The Woodlands (Houston),                                                  488,403      Children's Store, JCPenney,
 Texas                                                                                  Mervyn's, Sears

---------------

(1) In certain cases where a center's location is part of a larger metropolitan area, the metropolitan area is identified in parenthesis.

(2) Includes square footage added in redevelopment/expansion projects.

(3) Anchor vacancy is not applicable for certain smaller strip mall, community center or free-standing properties in which tenants are not defined as Anchors.

(4) Property subject to a ground lease.

(5) AMC 15 is scheduled to open in August 2005.

LEASING

The following schedule shows Mall Store scheduled lease expirations in our Retail Portfolio over the next five years.

                                                           ALL EXPIRATIONS(1)
                                                 ---------------------------------------
                                                                  SQUARE      RENT PER
                                                  BASE RENT      FOOTAGE     SQUARE FOOT
                                                 ------------   ----------   -----------
Consolidated
  2005.........................................  $105,170,711    3,549,424     $29.63
  2006.........................................    97,713,101    3,270,496      29.88
  2007.........................................   103,936,259    3,333,710      31.18
  2008.........................................   100,544,849    3,179,066      31.63
  2009.........................................   118,280,807    3,128,659      37.81
                                                 ------------   ----------     ------
  Total........................................  $525,645,727   16,461,355     $31.93
                                                 ============   ==========     ======

                                 ALL EXPIRATIONS(1)                    EXPIRATIONS AT SHARE(1)(2)
                       ---------------------------------------   --------------------------------------
                                        SQUARE      RENT PER                     SQUARE      RENT PER
                        BASE RENT      FOOTAGE     SQUARE FOOT    BASE RENT      FOOTAGE    SQUARE FOOT
                       ------------   ----------   -----------   ------------   ---------   -----------
Unconsolidated
  2005...............  $ 48,051,582    1,487,008     $32.31      $ 22,303,429     690,071     $32.32
  2006...............    61,971,587    1,781,544      34.79        29,975,328     826,518      36.27
  2007...............    50,345,137    1,442,519      34.90        25,257,575     671,992      37.59
  2008...............    53,175,929    1,556,995      34.15        24,665,122     722,060      34.16
  2009...............    47,748,056    1,215,881      39.27        21,676,713     561,713      38.59
                       ------------   ----------     ------      ------------   ---------     ------
  Total..............  $261,292,291    7,483,947     $34.91      $123,878,167   3,472,354     $35.68
                       ------------   ----------     ------      ------------   ---------     ------
  Grand Total........  $786,938,018   23,945,302     $32.86      $123,878,167   3,472,354     $35.68
                       ============   ==========     ======      ============   =========     ======

---------------

(1) Excludes Anchors and tenants paying percentage rent in lieu of base minimum rent.

(2) Expirations at share reflect our direct or indirect ownership interest in a joint venture. We believe that the presentation of this data for the Unconsolidated Real Estate Affiliates provides additional operational information that aids in the evaluation of our earnings from such Unconsolidated Real Estate Affiliates.

Combined occupancy for Consolidated Properties and Unconsolidated Properties as of December 31, 2004 was 92.1%.

ANCHORS

Anchors have traditionally been a major component of a regional shopping center. Although certain of the properties in the Retail Portfolio have Anchors or significant tenants other than department stores, Anchors are frequently department stores whose merchandise appeals to a broad range of shoppers. Anchors generally either own their stores, the land under them and adjacent parking areas, or enter into long-term leases at rates that are generally lower than the rents charged to Mall Store tenants. The centers in the Retail Portfolio receive a smaller percentage of their operating income from Anchors than from Mall Stores. While the market share of traditional department store Anchors has been declining, strong Anchors continue to play an important role in maintaining customer traffic and making the centers in the Retail Portfolio desirable locations for Mall Store tenants.

The following table indicates the parent company of each Anchor and sets forth the number of stores and square feet owned or leased by each Anchor in the Retail Portfolio as of December 31, 2004.

                                           CONSOLIDATED          UNCONSOLIDATED             TOTAL
                                       --------------------   --------------------   --------------------
                                       TOTAL    SQUARE FEET   TOTAL    SQUARE FEET   TOTAL    SQUARE FEET
                                       STORES     (000'S)     STORES     (000'S)     STORES     (000'S)
                                       ------   -----------   ------   -----------   ------   -----------
SEARS(1)
  Sears..............................    94       13,251        34        5,417       128       18,668
  Kmart..............................     1           88        --           --         1           88
                                        ---       ------       ---       ------       ---       ------
     Total Sears.....................    95       13,339        34        5,417       129       18,756
                                        ---       ------       ---       ------       ---       ------
MAY DEPARTMENT STORES COMPANY(2)
  David's Bridal.....................     1           10        --           --         1           10
  Famous Barr........................     3          534        --           --         3          534
  Filene's...........................     2          325         5          812         7        1,137
  Filene's Home & Men's Store........    --           --         1          103         1          103
  Filene's Home Store................     1           41        --           --         1           41
  Foley's............................    12        1,893        11        2,123        23        4,016
  Foley's Children's Store...........    --           --         1           17         1           17

                                           CONSOLIDATED          UNCONSOLIDATED             TOTAL
                                       --------------------   --------------------   --------------------
                                       TOTAL    SQUARE FEET   TOTAL    SQUARE FEET   TOTAL    SQUARE FEET
                                       STORES     (000'S)     STORES     (000'S)     STORES     (000'S)
                                       ------   -----------   ------   -----------   ------   -----------
  Hecht's............................     7        1,173         2          341         9        1,514
  L.S. Ayres.........................     1          242        --           --         1          242
  Lord & Taylor......................     8          962         7          914        15        1,876
  Marshall Field's...................    18        2,698         3          948        21        3,646
  Meier & Frank......................     3          502         1          199         4          701
  Meier & Frank Home Store...........     1           84         1          166         2          250
  Robinsons-May......................     4          650         4          676         8        1,326
  Strawbridge's......................    --           --         2          426         2          426
                                        ---       ------       ---       ------       ---       ------
     Total May Department Stores
       Company.......................    61        9,114        38        6,725        99       15,839
                                        ---       ------       ---       ------       ---       ------
JC PENNEY............................    92       10,562        37        5,222       129       15,784
DILLARD'S DEPARTMENT STORES
  Dillard's..........................    54        8,917        21        3,820        75       12,737
  Dillard's Men's and Home Store.....     1           37         2          157         3          194
  Dillard's Woman's World............     1            6        --           --         1            6
                                        ---       ------       ---       ------       ---       ------
     Total Dillard's Department
       Stores........................    56        8,960        23        3,977        79       12,937
                                        ---       ------       ---       ------       ---       ------
FEDERATED DEPARTMENT STORES, INC.(2)
  Bloomingdale's.....................     1          260         2          373         3          633
  Bloomingdale's Home................     1          100         1           92         2          192
  Burdines-Macy's....................     3          492         3          435         6          927
  Lazarus............................     1          271         3          473         4          744
  Macy's.............................    21        4,157        12        2,220        33        6,377
  Rich's-Macy's......................     5          923         3          790         8        1,713
  Rich's-Macy's Furniture............     1          152        --           --         1          152
  The Bon Marche.....................     9          764         1          221        10          985
                                        ---       ------       ---       ------       ---       ------
     Total Federated Department
       Stores, Inc. .................    42        7,119        25        4,604        67       11,723
                                        ---       ------       ---       ------       ---       ------
SAKS HOLDINGS, INC.
  Bergner's..........................     1          154        --           --         1          154
  Boston Store.......................     1          211        --           --         1          211
  Carson Pirie Scott.................     1          138        --           --         1          138
  Herberger's........................     3          187        --           --         3          187
  McRae's............................     4          410         2          345         6          755
  Parisian...........................     1           86         5          518         6          604
  Proffitts Home Store...............     2          113         1          230         3          343
  Saks Fifth Avenue..................     4          407         1          120         5          527
  Younkers...........................     8          940         2          244        10        1,184
                                        ---       ------       ---       ------       ---       ------
     Total Saks Holdings, Inc. ......    25        2,646        11        1,457        36        4,103
                                        ---       ------       ---       ------       ---       ------
MERVYN'S.............................    21        1,775         8          674        29        2,449
TARGET...............................    14        1,532         2          300        16        1,832

                                           CONSOLIDATED          UNCONSOLIDATED             TOTAL
                                       --------------------   --------------------   --------------------
                                       TOTAL    SQUARE FEET   TOTAL    SQUARE FEET   TOTAL    SQUARE FEET
                                       STORES     (000'S)     STORES     (000'S)     STORES     (000'S)
                                       ------   -----------   ------   -----------   ------   -----------
NORDSTROM
  Nordstrom..........................     8        1,255        11        1,902        19        3,157
  Nordstrom Rack.....................    --           --         1           31         1           31
                                        ---       ------       ---       ------       ---       ------
     Total Nordstrom.................     8        1,255        12        1,933        20        3,188
                                        ---       ------       ---       ------       ---       ------
BELK
  Belk...............................     6        1,027         4          536        10        1,563
  Belk Men's.........................     1           34        --           --         1           34
                                        ---       ------       ---       ------       ---       ------
     Total Belk......................     7        1,061         4          536        11        1,597
                                        ---       ------       ---       ------       ---       ------
CINEMARK USA, INC.
  Cinemark...........................     2          113        --           --         2          113
  Movies 12..........................     1           38        --           --         1           38
  Movies 14..........................     1           49        --           --         1           49
  Rivertown Cinemas..................     1           86        --           --         1           86
  Tinsel Town........................    --           --         1           62         1           62
                                        ---       ------       ---       ------       ---       ------
     Total Cinemark USA, Inc. .......     5          286         1           62         6          348
                                        ---       ------       ---       ------       ---       ------
AMERICAN MULTI CINEMA
  AMC 15.............................    --           --         1           75         1           75
  AMC Theaters.......................     3          241         7          594        10          835
                                        ---       ------       ---       ------       ---       ------
     Total American Multi Cinema.....     3          241         8          669        11          910
                                        ---       ------       ---       ------       ---       ------
REGAL ENTERTAINMENT GROUP
  Regal Act III......................     1           40        --           --         1           40
  Regal Cinemas......................     3          186        --           --         3          186
                                        ---       ------       ---       ------       ---       ------
     Total Regal Entertainment
       Group.........................     4          226        --           --         4          226
                                        ---       ------       ---       ------       ---       ------
STAGE STORES, INC.
  Beall's............................     2           54        --           --         2           54
  Stage..............................     1           35        --           --         1           35
                                        ---       ------       ---       ------       ---       ------
     Total Stage Stores, Inc. .......     3           89        --           --         3           89
                                        ---       ------       ---       ------       ---       ------
THE SPORTS AUTHORITY, INC.
  Gart Sports........................    --           --         1           64         1           64
  The Sports Authority...............     2           86        --           --         2           86
                                        ---       ------       ---       ------       ---       ------
     Total The Sports Authority,
       Inc. .........................     2           86         1           64         3          150
                                        ---       ------       ---       ------       ---       ------
HY-VEE FOOD STORES, INC.
  Drug Town..........................     1           12        --           --         1           12
  Hy-Vee.............................     1           36        --           --         1           36
                                        ---       ------       ---       ------       ---       ------
     Total Hy-Vee Food Stores,
       Inc. .........................     2           48        --           --         2           48
                                        ---       ------       ---       ------       ---       ------

                                           CONSOLIDATED          UNCONSOLIDATED             TOTAL
                                       --------------------   --------------------   --------------------
                                       TOTAL    SQUARE FEET   TOTAL    SQUARE FEET   TOTAL    SQUARE FEET
                                       STORES     (000'S)     STORES     (000'S)     STORES     (000'S)
                                       ------   -----------   ------   -----------   ------   -----------
HOYTS CINEMAS
  Brass Mill Cinemas.................    --           --         1           70         1           70
  Silver City Cinemas................    --           --         1           31         1           31
                                        ---       ------       ---       ------       ---       ------
     Total Hoyts Cinemas.............    --           --         2          101         2          101
                                        ---       ------       ---       ------       ---       ------
Gottschalks..........................     7          595         1          150         8          745
Kohl's...............................     6          567        --           --         6          567
Scheels All Sports...................     5          472        --           --         5          472
Boscov's.............................     2          399         1          185         3          584
Dick's Sporting Goods, Inc. .........     5          367         4          323         9          690
Neiman-Marcus........................     2          328         4          504         6          832
Von Maur, Inc. ......................     2          306         1          179         3          485
The Bon Ton..........................     2          224         1           88         3          312
Elder-Beerman........................     3          141        --           --         3          141
Linens 'n Things.....................     3          106        --           --         3          106
GAP, Inc. ...........................     3          103        --           --         3          103
Ross Stores, Inc. ...................     3           90        --           --         3           90
The TJX Companies, Inc. .............     2           85        --           --         2           85
Stein Mart, Inc. ....................     2           76        --           --         2           76
Value City Department Stores,
  Inc. ..............................     2           65        --           --         2           65
George Kerasotes Corporation.........     2           60        --           --         2           60
Steve & Barry's University
  Sportswear.........................     1           57         2          123         3          180
Dave & Busters, Inc. ................     1           44         1           50         2           94
Barnes & Noble.......................     1           31         1           34         2           65
Others (single stores only)..........    25        1,609         6          357        31        1,966
                                        ---       ------       ---       ------       ---       ------
GRAND TOTAL..........................   519       64,064       228       33,734       747       97,798
                                        ===       ======       ===       ======       ===       ======

---------------

(1) Kmart/Sears merger expected to close in March 2005.

(2) May Department Stores Company and Federated Department Stores, Inc. announced a merger agreement in February 2005 with a closing expected in third quarter 2005. We have 19 properties with both a May and a Federated Anchor.

NON-RETAIL PROPERTIES

See Item 1 "Narrative Description of Business" for information regarding our Office Portfolio and our Community Development segment.

ITEM 3.  LEGAL PROCEEDINGS

We are not currently involved in any material litigation nor, to our knowledge, is any material litigation currently threatened against us, the properties or any of the Unconsolidated Real Estate Affiliates. For information about certain environmental matters, see "Item 1 -- Business -- Environmental Matters."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of General Growth's stockholders during the fourth quarter of 2004.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Our common stock is listed on the New York Stock Exchange ("NYSE") and trades under the symbol "GGP". As of March 4, 2005, 237,554,681 outstanding shares of common stock were held by approximately 2,442 stockholders of record. The closing price per share of our common stock on the NYSE on March 4, 2005, was $35.68 per share.

On November 20, 2003, our stockholders approved a three-for-one stock split which was effective December 5, 2003. All share and per share information is presented on a post-split basis.

The following table summarizes the quarterly high and low sales prices per share of our common stock as reported by the NYSE.

                                                                STOCK PRICE
                                                              ---------------
QUARTER ENDED                                                  HIGH     LOW
-------------                                                 ------   ------
2004
March 31....................................................  $35.15   $27.25
June 30.....................................................   35.30    24.31
September 30................................................   32.12    28.41
December 31.................................................   36.90    30.90
2003
March 31....................................................  $18.40   $15.90
June 30.....................................................   21.06    17.83
September 30................................................   24.03    20.77
December 31.................................................   28.03    23.91
2002
March 31....................................................  $14.91   $12.67
June 30.....................................................   17.00    14.73
September 30................................................   17.27    13.78
December 31.................................................   17.43    15.05

The following table summarizes quarterly distributions per share of our common stock.

DECLARATION DATE                             RECORD DATE        PAYMENT DATE     AMOUNT
----------------                             -----------        ------------     ------
January 7, 2005..........................  January 17, 2005   January 31, 2005    $.36
August 20, 2004..........................  October 15, 2004   October 29, 2004     .36
July 2, 2004.............................  July 15, 2004      July 30, 2004        .30
April 5, 2004............................  April 15, 2004     April 30, 2004       .30
January 5, 2004..........................  January 15, 2004   January 30, 2004     .30
October 1, 2003..........................  October 15, 2003   October 31, 2003     .30
June 9, 2003.............................  July 7, 2003       July 31, 2003        .24
March 14, 2003...........................  April 3, 2003      April 30, 2003       .24
December 12, 2002........................  January 6, 2003    January 31, 2003     .24
September 17, 2002.......................  October 4, 2002    October 31, 2002     .24
June 17, 2002............................  July 5, 2002       July 31, 2002        .22
March 21, 2002...........................  April 15, 2002     April 30, 2002       .22
December 10, 2001........................  January 14, 2002   January 31, 2002     .22

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial data which is derived from, and should be read in conjunction with, the Consolidated Financial Statements and the related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report.

Results for 2003 and 2002 have been restated to reflect the reclassification of disposed properties to discontinued operations (Note 4).

                                          2004          2003          2002         2001         2000
                                       -----------   -----------   ----------   ----------   ----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
OPERATING DATA
Revenue..............................  $ 1,802,845   $ 1,262,791   $  973,440   $  799,365   $  693,847
Network discontinuance costs.........           --            --           --      (66,000)          --
Depreciation and amortization........     (365,622)     (230,195)    (179,036)    (144,863)    (119,337)
Other operating expenses.............     (694,948)     (484,196)    (366,806)    (293,565)    (224,255)
Interest expense, net................     (468,958)     (276,235)    (215,340)    (220,402)    (212,640)
Income allocated to minority
  interests..........................     (105,473)     (110,984)     (86,213)     (40,288)     (51,664)
Income taxes.........................       (2,383)          (98)        (119)        (160)          --
Equity in income of unconsolidated
  affiliates.........................       88,191        94,480       80,825       60,195       50,063
                                       -----------   -----------   ----------   ----------   ----------
Income from continuing operations....      253,652       255,563      206,751       94,282      136,014
Income from discontinued operations,
  net................................       14,200         7,848        2,507        1,362        1,934
                                       -----------   -----------   ----------   ----------   ----------
Income before cumulative effect of
  accounting change..................      267,852       263,411      209,258       95,644      137,948
Cumulative effect of accounting
  change.............................           --            --           --       (3,334)          --
                                       -----------   -----------   ----------   ----------   ----------
Net income...........................      267,852       263,411      209,258       92,310      137,948
Convertible preferred stock
  dividends..........................           --       (13,030)     (24,467)     (24,467)     (24,467)
                                       -----------   -----------   ----------   ----------   ----------
Net income available to common
  stockholders.......................  $   267,852   $   250,381   $  184,791   $   67,843   $  113,481
                                       ===========   ===========   ==========   ==========   ==========

                                          2004          2003          2002         2001         2000
                                       -----------   -----------   ----------   ----------   ----------
                                                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
Basic earnings per share:
  Continuing operations..............  $      1.16   $      1.21   $     0.98   $     0.44   $     0.72
  Discontinued operations............         0.06          0.04         0.01         0.01         0.01
  Cumulative effect of accounting
     change..........................           --            --           --        (0.02)          --
                                       -----------   -----------   ----------   ----------   ----------
                                       $      1.22   $      1.25   $     0.99   $     0.43   $     0.73
                                       ===========   ===========   ==========   ==========   ==========
Diluted earnings per share:
  Continuing operations..............  $      1.15   $      1.19   $     0.97   $     0.44   $     0.72
  Discontinued operations............         0.06          0.03         0.01         0.01         0.01
  Cumulative effect of accounting
     change..........................           --            --           --        (0.02)          --
                                       -----------   -----------   ----------   ----------   ----------
                                       $      1.21   $      1.22   $     0.98   $     0.43   $     0.73
                                       ===========   ===========   ==========   ==========   ==========
Distributions declared per share.....  $      1.26   $      0.78   $     0.92   $     0.80   $     0.69
                                       ===========   ===========   ==========   ==========   ==========
BALANCE SHEET DATA
Investment in real estate
  assets -- cost.....................  $25,254,333   $10,307,961   $7,724,515   $5,707,967   $5,439,466
Total assets.........................   25,718,625     9,582,897    7,280,822    5,646,807    5,284,104
Total debt...........................   20,310,947     6,649,490    4,592,311    3,398,207    3,244,126
Preferred minority interests.........      403,161       495,211      468,201      175,000      175,000
Common minority interests............      551,282       408,613      377,746      380,359      355,158
Convertible preferred stock..........           --            --      337,500      337,500      337,500
Stockholders' equity.................    2,143,150     1,670,409    1,196,525    1,183,386      938,418
CASH FLOW DATA
Operating activities.................  $   751,911   $   578,487   $  460,495   $  207,125   $  287,103
Investing activities.................   (9,053,018)   (1,745,455)    (949,411)    (367,366)    (356,914)
Financing activities.................    8,330,011     1,124,005      381,801      293,767       71,447
FUNDS FROM OPERATIONS(1)
Operating Partnership................  $   765,562   $   618,561   $  485,304   $  296,777   $  329,262
Less: Allocation to Operating
  Partnership unitholders............     (154,347)     (138,568)    (116,170)     (80,215)     (90,520)
                                       -----------   -----------   ----------   ----------   ----------
General Growth stockholders..........  $   611,215   $   479,993   $  369,134   $  216,562   $  238,742
                                       ===========   ===========   ==========   ==========   ==========

---------------

(1) Funds from Operations ("FFO" as defined below) does not represent cash flow from operations as defined by Generally Accepted Accounting Principles ("GAAP"), should not be considered as an alternative to GAAP net income and is not necessarily indicative of cash available to fund all cash requirements. See also "Reconciliation of FFO to Net Income Available to Common Stockholders".

FUNDS FROM OPERATIONS

Consistent with real estate industry and investment community practices, we use Funds From Operations ("FFO") as a supplemental measure of our operating performance. The National Association of Real Estate Investment Trusts ("NAREIT") defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains or losses from cumulative effects of accounting changes, extraordinary items and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.

We consider FFO a useful supplemental measure for equity REITs and a complement to GAAP measures because it facilitates an understanding of the operating performance of our properties. FFO does not include real estate depreciation and amortization required by GAAP since these amounts are computed to allocate the cost of a property over its useful life. Since values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, we believe that FFO provides investors with a clearer view of our operating performance.

In order to provide a better understanding of the relationship between FFO and GAAP net income available to common stock-holders, a reconciliation of FFO to net income has been provided. FFO does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to GAAP net income and is not necessarily indicative of cash available to fund all cash requirements.

RECONCILIATION OF FFO TO NET INCOME AVAILABLE TO COMMON STOCKHOLDERS

                                       2004        2003        2002        2001        2000
                                     ---------   ---------   ---------   ---------   ---------
FFO:
  General Growth stockholders......  $ 611,215   $ 479,993   $ 369,134   $ 216,562   $ 238,742
  Operating Partnership
     unitholders...................    154,347     138,568     116,170      80,215      90,520
                                     ---------   ---------   ---------   ---------   ---------
  Operating Partnership............    765,562     618,561     485,304     296,777     329,262
Depreciation and amortization of
  capitalized real estate costs....   (440,876)   (299,711)   (241,393)   (200,123)   (172,461)
FFO of discontinued operations.....     (4,484)     (6,299)     (4,263)     (2,215)     (2,932)
Allocations to Operating
  Partnership unitholders..........    (66,550)    (70,018)    (57,364)    (24,624)    (42,322)
Cumulative effect of accounting
  change...........................         --          --          --      (3,334)         --
                                     ---------   ---------   ---------   ---------   ---------
Income from continuing
  operations.......................    253,652     242,533     182,284      66,481     111,547
Income from discontinued
  operations, net of minority
  interest.........................     14,200       7,848       2,507       1,362       1,934
                                     ---------   ---------   ---------   ---------   ---------
Net income available to common
  stockholders.....................  $ 267,852   $ 250,381   $ 184,791   $  67,843   $ 113,481
                                     =========   =========   =========   =========   =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to numbered Notes are to specific footnotes to our Consolidated Financial Statements included in this Annual Report and which descriptions are incorporated into the applicable response by reference. The following discussion should be read in conjunction with such Consolidated Financial Statements and related Notes. Capitalized terms used, but not defined, in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") have the same meanings as in such Notes.

OVERVIEW

Our primary business is the ownership, management, leasing and development of retail and office rental property. We also develop and sell land for residential, commercial and other uses primarily in master-planned communities. We strive to increase cash flow and net income by acquiring, developing, renovating and managing retail rental property in major and middle markets throughout the United States.

Our business strategy includes selectively making strategic acquisitions to enhance the yields of the acquired properties through subsequent proactive property management and leasing (including tenant remerchandising), operating cost reductions, physical expansions, redevelopments and capital reinvestment. Some of the actions that we take to increase productivity include changing the tenant mix, adding vendor carts or kiosks and even full expansions or renovations of centers. Acquisitions have included single centers, privately held portfolios and public-to-public purchases such as TRC for $14.3 billion in November 2004. During 2004, we acquired TRC, 100% interests in five retail properties, the remaining 50% interest in one retail property, a 50% interest in two retail properties, a 33 1/3% ownership interest in a property to be developed in Costa Rica and a

50% interest in a joint venture owning interests in two operating retail properties, a property management company and a property to be developed in Brazil, all for an aggregate consideration of approximately $16.1 billion. During 2003, we acquired 100% interests in 10 retail properties and additional ownership interests in seven retail properties, for total consideration of approximately $2.0 billion. The continued acquisition of property is the most significant factor in overall increases from year to year in our cash flow and net income.

The expansion and renovation of a property also results in increased cash flows and net income as a result of increased customer traffic, trade area penetration and improved competitive position of the property. As of December 31, 2004, we had 21 major approved redevelopment projects underway (each with budgeted projected expenditures, at our ownership share, in excess of $10 million) for a total forecasted cost of approximately $1.0 billion (including our ownership share of Unconsolidated Properties).

In addition to property redevelopment, we also develop retail centers from the ground-up. In August 2004, we completed the ground-up development of Jordan Creek Town Center in West Des Moines, Iowa. The center, costing approximately $175 million, is a 1.9 million square foot enclosed regional shopping mall with three anchor stores, a hotel and an amphitheater. We have 12 other potential new development projects that are projected to open in 2006, 2007 and 2008.

Our Community Development segment includes the development and sale of residential and commercial land, primarily in large-scale projects in and around Columbia, Maryland; Houston, Texas and Summerlin, Nevada. We develop and sell finished and undeveloped land in such communities to builders and other developers for residential, commercial and other uses.

We believe that the most significant operating factor affecting incremental cash flow and net income is increased rents (either base rental revenue or overage rents) earned from tenants at our properties. These rental revenue increases are primarily achieved by:

- Renewing expiring leases and re-leasing existing space at rates higher than expiring or existing rates. Average annual new/renewal lease rates at our consolidated properties for 2004 (excluding 2004 acquisitions) were $33.53 per square foot, $.82 per square foot higher than the average annualized in place rent per square foot and $7.84 per square foot higher than the average rent per square foot for leases which expired in 2004 (excluding 2004 acquisitions). Lease durations for in-line specialty stores typically average close to ten years. As a result, many leases that are expiring now were signed in the early to mid 1990's during a challenging retail environment. As a result, we expect lease spreads to continue to expand.

- Increasing occupancy at the properties so that more space is generating rent. Space leased at properties which are not under redevelopment was 92.1 percent at December 31, 2004, a 9 basis point increase over 91.2 percent at December 31, 2003.

- Increased tenant sales in which we participate through overage rents. Tenant sales per square foot at our Consolidated Properties increased 19 percent over 2003 to $402 per square foot primarily due to our focus on acquisitions of premier properties with high productivity, including TRCLP, as well as our focus on operating income growth through aggressive management, remerchandising and reinvestment.

The following table summarizes additional operating statistics for our Consolidated Properties as well as properties which are owned through joint venture arrangements and unconsolidated for GAAP purposes (the "Unconsolidated Properties"). We provide on-site management and other services to substantially all of the Unconsolidated Properties. Because the management operating philosophies and strategies are generally the same whether the properties are consolidated or unconsolidated, we believe that financial information and operating statistics with respect to all properties, both consolidated and unconsolidated, provide important insights into our operating results, including the relative size and significance of these elements of our overall operations. Collectively, we refer to our Consolidated and Unconsolidated Properties as our "Company Portfolio."

                                               CONSOLIDATED   UNCONSOLIDATED      COMPANY
                                                PROPERTIES      PROPERTIES     PORTFOLIO(B)
OPERATING STATISTICS(A)                        ------------   --------------   -------------
Space leased at centers not under
  redevelopment..............................         92.1%           91.9%            92.1%
Trailing 12 month total tenant sales per sq.
  ft.(c).....................................  $       402     $       427      $       410
% change in total sales(c)...................          5.8%            6.7%             6.1%
% change in comparable sales(c)..............          4.2%            4.3%             4.3%
Mall and Freestanding GLA excluding space
  under redevelopment (in sq. ft.)...........   42,682,894      18,833,379       61,516,273
CERTAIN FINANCIAL INFORMATION
Average annualized in place rent per sq.
  ft. .......................................  $     32.71     $     35.67
Average rent per sq. ft. for new/renewal
  leases (excludes 2004 acquisitions)........  $     33.53     $     36.45
Average rent per sq. ft. for leases expiring
  in 2004 (excludes 2004 acquisitions).......  $     25.69     $     32.35

---------------

(a) Data is for 100% of the Mall GLA in each portfolio, including those properties that are owned in part by unconsolidated affiliates. Data excludes properties currently being redeveloped and/or remerchandised and miscellaneous (non-mall) properties.

(b) Data presented in the column "Company Portfolio" are weighted average amounts.

(c) Due to tenant sales reporting timelines, data presented is as of November 2004.

We use the following terms in this Annual Report:

- Anchor -- a department store or other large retail store with gross leaseable area greater than 30,000 square feet

- Freestanding GLA -- gross leaseable area of freestanding retail stores in locations that are not attached to the primary complex of buildings that comprise a shopping center

- GLA -- gross leaseable retail space, including Anchors and all other leaseable areas

- Mall GLA -- gross leaseable retail space, excluding both Anchors and Freestanding GLA

- Mall Stores -- stores (other than Anchors) that are typically specialty retailers who lease space in the structure including, or attached to, the primary complex of buildings that comprise a shopping center

- Total Mall Stores sales -- the gross revenue from product sales to customers generated by the Mall Stores.

We believe changes in interest rates are the most significant external factor affecting our cash flows and net income. As detailed in our discussion of economic conditions and market risk, interest rates have risen in recent months and could continue to rise in future months, which could adversely impact our future cash flow and net income.

We have not included trends in Funds From Operations ("FFO") as defined by The National Association of Real Estate Investment Trusts ("NAREIT") in this MD&A, as FFO, under current SEC reporting guidelines, can only be considered a supplemental measure of our operating performance.

SEASONALITY

Both our Retail and Other segment and our tenants' businesses are seasonal in nature. Our tenants' stores typically achieve higher sales levels during the fourth quarter because of the holiday selling season, and with lesser, though still significant, sales fluctuations associated with the Easter holiday and back-to-school events. Although we have a year-long temporary leasing program, a significant portion of the rents received from short-term tenants are collected during the months of November and December. In addition, the majority of our tenants have December or January lease years for purposes of calculating annual overage rent amounts. Accordingly, overage rent thresholds are most commonly achieved in the fourth quarter. As a result, occupancy levels and revenue production are generally highest in the fourth quarter of each year.

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

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. Our critical accounting policies are those applicable to the following:

Initial Valuations and Estimated Useful Lives or Amortization Periods for Property and Intangibles. When we acquire a property, we make an initial assessment of the initial valuation and composition of the assets acquired and liabilities assumed. These assessments consider fair values of the respective assets and liabilities and are primarily determined based on estimated future cash flows using appropriate discount and capitalization rates, but may also be based on independent appraisals or other market data. The estimated future cash flows that are used for this analysis reflect the historical operations of the property, known trends and changes expected in current market and economic conditions which would impact the property's operations, and our plans for such property. These estimates are particularly important as they are used for the allocation of purchase price between depreciable and non-depreciable real estate and other identifiable intangibles including above, below and at-market leases. As a result, the impact of these estimates on our operations could be substantial.

Significant differences in annual depreciation or amortization expense may result from the differing amortization periods related to such purchased assets and liabilities. For example, during 2004 we completed acquisitions which increased land by $1.5 billion, buildings and equipment by $9.8 billion and investment land and land held for development and sale by $1.6 billion. Buildings and equipment and other purchased intangible assets, net of identifiable purchased intangible liabilities, will be depreciated or amortized over estimated useful lives of five to forty-five years. Land and investment land and land held for development and sale are not depreciated, however, the carrying value of investment land and land held for development and sale will affect the gain/loss recognized on the sale of such land.

Events or changes in circumstances concerning a property may occur which could indicate that the carrying values or amortization periods of the assets and liabilities may require adjustment. The resulting recovery analysis also depends on an analysis of future cash flows to be generated from a property's assets and liabilities. Changes in our overall plans (for example, the extent and nature of a proposed redevelopment of a property) and our views on current market and economic conditions may have a significant impact on the resulting estimated future cash flows of a property that are analyzed for these purposes.

Recoverable Amounts of Receivables and Deferred Taxes. We make periodic assessments of the collectibility of receivables (including those resulting from the difference between rental revenue recognized and rents currently due from tenants) and the recoverability of deferred taxes based on a specific review of the risk of loss on specific accounts or amounts. The receivable analysis places particular emphasis on past-due accounts and considers the nature and age of the receivables, the payment history and financial condition of the payee, the basis for any disputes or negotiations with the payee and other information which may impact collectibility. For straight-line rents, the analysis considers the probability of collection of the unbilled deferred rent receivable given our experience regarding such amounts. For deferred taxes, an assessment of the recoverability of the current tax asset considers the current expiration periods of the prior net operating loss carryforwards and the estimated future taxable income of our taxable REIT subsidiaries. The resulting estimates of any allowance or reserve related to the recovery of these items is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on such payees and our taxable REIT subsidiaries.

Capitalization of Development and Leasing Costs. We capitalize the costs of development and leasing activities of our properties. These costs are incurred both at the property location and at the regional and corporate office level. The amount of capitalization depends, in part, on the identification and justifiable allocation of certain activities to specific projects and leases. Differences in methodologies of cost identification and documentation, as well as differing assumptions as to the time incurred on projects, can yield significant differences in the amounts capitalized.

ACQUISITIONS

Acquisitions were as follows:

                                                                           GROSS
                                                                         PURCHASE        NEW OR
                                                      ACQUISITION DATE     PRICE     ASSUMED DEBT(3)
                                                      ----------------   ---------   ---------------
                                                                      (IN MILLIONS)
2004
A 50% ownership interest in Burlington Town
  Center............................................  January 7          $   10.25            --
Redlands Mall.......................................  January 16             14.25            --
The remaining 50% ownership interest in Town East
  Mall..............................................  March 1                 44.5            --
Four Seasons Town Centre............................  March 5                161.0      $  134.4
A 33 1/3% ownership interest in GGP/Sambil Costa
  Rica..............................................  April 30                 9.7(1)          --
A 50% ownership interest in Riverchase Galleria.....  May 11                 166.0         100.0
Mall of Louisiana...................................  May 12                 265.0         185.0
The Grand Canal Shoppes.............................  May 17                 766.0         766.0
A 50% ownership interest in GGP/NIG Brazil..........  July 30                  7.0(2)          --
Stonestown Galleria.................................  August 13              312.0         220.0
The Rouse Company...................................  November 12         14,327.5       5,137.8
                                                                         ---------      --------
                                                                         $16,083.2      $6,543.2
                                                                         =========      ========
2003
Peachtree Mall......................................  April 30           $    87.6      $   53.0
Saint Louis Galleria................................  June 11                235.0         176.0
Coronado Center.....................................  June 11                175.0         131.0
The remaining 49% ownership interest in GGP Ivanhoe
  III...............................................  July 1                 459.0         268.0
Lynnhaven Mall......................................  August 27              256.5         180.0
Sikes Senter........................................  October 14              61.0          41.5
The Maine Mall......................................  October 29             270.0         202.5
Glenbrook Square....................................  October 31             219.0         164.3

                                                                           GROSS
                                                                         PURCHASE        NEW OR
                                                      ACQUISITION DATE     PRICE     ASSUMED DEBT(3)
                                                      ----------------   ---------   ---------------
                                                                      (IN MILLIONS)
Foothills Mall......................................  December 5             100.5          45.7
Chico Mall..........................................  December 23             62.4          30.6
Rogue Valley Mall...................................  December 23             57.5          28.0
                                                                         ---------      --------
                                                                         $ 1,983.5      $1,320.6
                                                                         =========      ========
2002
Victoria Ward, Limited..............................  May 28             $   250.0      $   50.0
JP Realty, Inc. ....................................  July 10              1,100.0         460.0
Prince Kuhio........................................  August 5                39.0          24.0
GGP/Teachers........................................  August 26              477.0         412.0
Pecanland Mall......................................  September 13            72.0          50.0
Southland Mall......................................  December 4              89.0          65.0
                                                                         ---------      --------
                                                                         $ 2,027.0      $1,061.0
                                                                         =========      ========

---------------

(1) Total commitment of $12.2 million

(2) Total commitment of $32.0 million

(3) Additional funding, including for those acquisitions for which a specific and separate loan was not obtained, was paid from cash on hand or proceeds from borrowings under our credit facilities.

RESULTS OF OPERATIONS

GENERAL

Our revenues are primarily received from tenants in the form of fixed minimum rents, overage rents and recoveries of operating expenses. Our consolidated results of operations are also impacted by acquisitions. For additional information regarding our acquisitions, see the table above and Note 3.

Comparison of Year Ended December 31, 2004 to Year Ended December 31, 2003

Acquisitions were the main reason for the increases in the table below which compares major revenue and expense items for the years ended December 31, 2004 and 2003.

                                                 FOR THE YEAR ENDED DECEMBER 31,
                                          ---------------------------------------------
                                             2004         2003      $ CHANGE   % CHANGE
                                          ----------   ----------   --------   --------
                                                     (DOLLARS IN THOUSANDS)
Total revenues..........................  $1,802,845   $1,262,791   $540,054     42.8%
  Minimum rents.........................   1,060,963      775,320    285,643     36.8
  Tenant recoveries.....................     473,428      332,137    141,291     42.5
  Overage rents.........................      54,105       34,928     19,177     54.9
  Land sales............................      68,643           --     68,643    100.0
  Management and other fees.............      82,896       84,138     (1,242)    (1.5)
Total expenses..........................   1,060,570      714,391    346,179     48.5
  Real estate taxes.....................     128,320       88,276     40,044     45.4
  Repairs and maintenance...............     123,984       81,433     42,551     52.3
  Other property operating costs........     207,655      153,370     54,285     35.4
  Land sales operations.................      66,100           --     66,100    100.0
  Marketing.............................      48,220       35,797     12,423     34.7
  Property management and other costs...     100,788      109,746     (8,958)    (8.2)
  Depreciation and amortization.........     365,622      230,195    135,427     58.8
Interest expense........................     472,185      278,543    193,642     69.5
Equity in income of unconsolidated
  affiliates............................      88,191       94,480     (6,289)    (6.7)

Substantially all of the increase in total revenues was the result of acquisitions.

Minimum rents and tenant recoveries increased primarily as a result of acquisitions. Minimum rents also include the effect of above and below-market lease rent accretion pursuant to SFAS 141 and 142 (Note 2) of $27.6 million in 2004 and $16.6 million in 2003. Overage rents increased $15.6 million as a result of acquisitions and $3.6 million as a result of higher tenant sales, especially at Ala Moana Center.

The increase in land sales revenues and land sales operations expenses, both which are included in our Community Development segment, is the result of the TRC Merger.

Management and other fees declined as a result of joint venture partnership interest acquisitions. We acquired the remaining 49% interest in GGP/Ivanhoe III from our joint venture partner in July 2003 and the remaining 50% interest in Town East in March 2004. As these joint ventures are now consolidated in our results of operations, GGMI no longer receives a management fee from these properties. These decreases were partially offset by increased development fees resulting from renovations at certain of our Unconsolidated Properties.

Total expenses, including depreciation and amortization, increased primarily as a result of acquisitions.

Real estate taxes increased $37.2 million as a result of acquisitions and $2.8 million as a result of increased property taxes at certain of our properties. Repairs and maintenance increased $39.5 million due to acquisitions and $3.1 million primarily due to miscellaneous increases across substantially all properties and to the opening of Jordan Creek Town Center in August 2004. Property operating costs increased $66.4 million as a result of acquisitions and decreased $12.1 million as a result of lower operating costs at substantially all properties. Real estate taxes, repairs and maintenance and other property operating expenses are generally recoverable from tenants and the increases in these expenses are generally consistent with the increase in tenant recovery revenues.

Marketing expenses increased primarily due to acquisitions. Depreciation and amortization increased $107.2 million as a result of acquisitions and $28.2 million as a result of additional depreciation on completed developments and other capitalized building and equipment costs.

Property management and other costs decreased primarily as a result of lower costs in 2004 as the TSOs granted in 2002 vested in 2003 and there were no other previous groups of TSO grants that vested in 2004.

Interest expense increased $173.8 million as a result of increased debt associated with acquisitions and $19.8 million as a result of higher debt levels primarily as a result of redevelopments and other working capital requirements. Interest expense also includes debt extinguishment costs of $15.9 million in 2004 and $2.5 million in 2003. This increase is primarily due to the write-off of unamortized deferred finance costs related to debt which was repaid in conjunction with the TRC Merger.

Equity in income of unconsolidated affiliates decreased primarily due to acquisition of controlling interests in joint ventures. We acquired the remaining 49% interest in GGP/Ivanhoe III from our joint venture partner in July 2003 and the remaining 50% interest in Town East in March 2004. As a result, these joint ventures are now consolidated in our results of operations. These decreases were partially offset by increases resulting from the acquisition of interests in the Riverchase and GGP/NIG Brazil joint ventures in 2004.

Comparison of Year Ended December 31, 2003 to Year Ended December 31, 2002

Acquisitions were the main reason for the increases in the table below which compares major revenue and expense items for the years ended December 31, 2003 and 2002.

                                                  FOR THE YEAR ENDED DECEMBER 31,
                                            -------------------------------------------
                                               2003        2002     $ CHANGE   % CHANGE
                                            ----------   --------   --------   --------
                                                      (DOLLARS IN THOUSANDS)
Total revenues............................  $1,262,791   $973,440   $289,351     29.7%
  Minimum rents...........................     775,320    581,551    193,769     33.3
  Tenant recoveries.......................     332,137    254,999     77,138     30.3
  Overage rents...........................      34,928     28,044      6,884     24.5
  Management and other fees...............      84,138     75,479      8,659     11.5
Total expenses............................     714,391    545,842    168,549     30.9
  Real estate taxes.......................      88,276     60,726     27,550     45.4
  Repairs and maintenance.................      81,433     62,449     18,984     30.4
  Other property operating costs..........     153,370    107,726     45,644     42.4
  Marketing...............................      35,797     28,681      7,116     24.8
  Property management and other costs.....     109,746     94,676     15,070     15.9
  Depreciation and amortization...........     230,195    179,036     51,159     28.6
Interest expense..........................     278,543    219,029     59,514     27.2
Equity in income of unconsolidated
  affiliates..............................      94,480     80,825     13,655     16.9

Acquisitions accounted for approximately $249.5 million of the $289.4 million increase in total revenues.

Minimum rents increased $151.8 million as a result of acquisitions and $42.0 million due to additional rents from higher occupancies, higher base rents from lease renewals, as well as increased specialty leasing activities. Included in minimum rents is the effect of below-market lease rent accretion pursuant to SFAS 141 and 142 (Note 2) of $16.6 million in 2003 and $4.6 million in 2002.

Tenant recoveries increased $70.5 million due to acquisitions and $6.6 million due to increased recoverable operating costs.

Overage rents increased primarily as a result of acquisitions. The increase in management and other fees was primarily due to increases in acquisition, financing, leasing and development fees at GGMI, the components of which are discussed below.

Acquisitions accounted for $117.9 million of the $168.5 million increase in total expenses, including depreciation and amortization.

Real estate taxes increased $21.6 million due to acquisitions and $6.0 million due to reassessments and increased real estate tax rates at the properties. The increase in repairs and maintenance was substantially due to acquisitions. Real estate taxes, repairs and maintenance and other property operating expenses are generally recoverable from tenants and the increases in these expenses are generally consistent with the increase in tenant recovery revenues.

Other property operating costs increased $29.3 million as a result of acquisitions, $7.5 million due to increases in insurance costs and $5.5 million due to increases in net payroll costs including approximately $3.1 million in incremental compensation expenses recognized in 2003 over 2002 due to the vesting of certain of our TSOs as described in Note 10.

The increase in management and other fees and property management and other costs was primarily due to increased fees and expenses related to late 2003 acquisition activity of the Unconsolidated Real Estate Affiliates. Third party management fees and expenses were generally comparable between the two years.

Acquisitions accounted for $41.5 million of the $51.2 million increase in depreciation and amortization. The increase in interest expense, including amortization of deferred financing costs, due to the loans and financings related to acquisitions, was $48.6 million. Interest rates were generally stable during 2003 but certain reductions in interest expense were achieved through the refinancing of existing higher rate mortgage debt.

The increase in equity in income of unconsolidated affiliates in 2003 was primarily due to an increase in our equity in the income of GGP/Teachers which resulted in an increase of approximately $14.2 million. This increase is due to a full year of operations being reflected in 2003 versus only four months in 2002 as GGP/ Teachers was formed in August 2002. In addition, our equity in the income of GGP/Homart II increased approximately $7.2 million, primarily as a result of the acquisition of Glendale Galleria and First Colony Mall during the fourth quarter of 2002. These increases were partially offset by the acquisition of the 49% ownership interest in GGP Ivanhoe III in July 2003 which caused the operations of GGP Ivanhoe III to be fully consolidated for the remaining six months of 2003.

LIQUIDITY AND CAPITAL RESOURCES

Our primary uses and sources of cash are as follows:

                    USES                                          SOURCES
                    ----                                          -------
Short-term liquidity and capital needs such
  as:
- Tenant construction allowances               - Operating cash flow, including the
- Minor improvements made to individual        distributions of our share of cash flow
  properties that are not recoverable through    produced by our Unconsolidated Real Estate
  common area maintenance charges to tenants     Affiliates
- Dividend payments
- Debt repayment requirements, including both
  principal and interest
Longer-term liquidity needs such as:
- Acquisitions                                 - Secured loans collateralized by individual
- New development                              properties
- Expansion                                    - Unsecured loans at either a property or
- Major renovation programs at individual      company level
properties                                     - Construction loans
- Debt repayment requirements, including both  - Mini-permanent loans
principal and interest                         - Long-term project financing
                                               - Joint venture financing with institutional
                                               partners
                                               - Equity securities
                                               - Asset sales, including land sales from the
                                                 Community Development segment

As of December 31, 2004, we had consolidated debt of approximately $20.3 billion, of which approximately $11.8 billion bears interest at fixed rates (after taking into effect certain interest rate swap agreements) and approximately $8.5 billion bears interest at variable rates. In addition, our Unconsolidated Real Estate Affiliates have mortgage loans of which our allocable portion based on our respective ownership percentages is approximately $2.8 billion, including $2.1 billion which bears interest at fixed rates (after taking into effect certain interest rate swap agreements) and $0.7 billion which bears interest at variable rates. We intend to reduce the percentage of variable-rate debt to total debt throughout 2005 and 2006 until it returns to levels maintained before the TRC Merger. See also Item 7A of this Annual Report for additional information regarding the impact of interest rate fluctuations.

Except in instances where certain Consolidated Properties are cross-collateralized with the Unconsolidated Properties or we have retained a portion of the debt of a property when it was contributed to an Unconsolidated Real Estate Affiliate, we have not otherwise guaranteed the debt of the Unconsolidated Real Estate Affiliates.

Our net cash flows were as follows:

                                                    2004          2003         2002
                                                 -----------   -----------   ---------
                                                            (IN THOUSANDS)
Net cash provided by operating activities......  $   751,911   $   578,487   $ 460,495
Net cash used in investing activities..........   (9,053,018)   (1,745,455)   (949,411)
Net cash provided by financing activities......    8,330,011     1,124,005     381,801

Substantially all of the changes were the result of acquisitions.

TRC MERGER FINANCING

Funding for the TRC Merger is summarized as follows:

                                                              (IN MILLIONS)
SOURCES:
2004 Credit Facility........................................    $ 7,045.0
Warrants offering...........................................        512.7
Mortgage refinancings.......................................      2,040.1
                                                                ---------
  Total cash sources........................................      9,597.8
Assumption of TRC debt......................................      5,137.8
                                                                ---------
Total sources...............................................    $14,735.6
                                                                =========
USES:
Purchase TRC common equity..................................    $ 6,763.0
Retire existing General Growth credit facilities............      1,651.6
Retire existing TRC credit facilities.......................        687.8
Transaction and other costs.................................        495.4
                                                                ---------
  Total cash uses...........................................      9,597.8
Assumption of TRC debt......................................      5,137.8
                                                                ---------
Total uses..................................................    $14,735.6
                                                                =========

2004 CREDIT FACILITY

The significant terms of the notes comprising the 2004 Credit Facility are as follows:

                                                             INITIAL     OUTSTANDING AT
                                                             CAPACITY   DECEMBER 31, 2004
                                                             --------   -----------------
                                                                    (IN MILLIONS)
Six-month bridge loan......................................  $1,145.0       $  749.9
Three-year term loan.......................................   3,650.0        3,650.0
Four-year term loan........................................   2,000.0        2,000.0
Revolving credit facility..................................     500.0          150.0
                                                             --------       --------
                                                             $7,295.0       $6,549.9
                                                             ========       ========

We have the ability to extend the maturity of up to $600 million of the bridge loan for an additional six months. Principal repayment of the three-year $3.65 billion term loan begins in November 2005 with semi-annual payments in 2006, quarterly payments in 2007 and a final $1.775 billion payment in November 2007. Principal repayment of the four-year $2 billion term loan begins in March 2005 with quarterly payments through September 2008 and a final $1.925 billion payment in November 2008. The credit agreement bears interest at a weighted-average rate of LIBOR plus approximately 2.22 percent as of December 31, 2004.

It is our current intention to repay the 2004 Credit Facility prior to maturity. Funds required for this repayment are expected to come from a variety of sources which may include any or all of the following:

- Increased cash flow from new and existing properties, including the Community Development segment

- Refinancing low loan-to-value mortgages on existing properties

- Placing mortgages on currently unencumbered properties, including the Community Development segment

- Selective asset sales of office properties

- Strategic joint ventures

- Equity issuances

We are generally required to apply the net proceeds of future mortgage financings and refinancings, sales of equity, and asset dispositions (including by casualty or condemnation) toward prepayment of the credit agreement in accordance with various priorities set out in the credit agreement. Exceptions to this requirement include capital expenditures, $500 million annually per our written request to the lenders and other items. The credit agreement is secured by a pledge of the Operating Partnership's ownership interest in TRCLP and in GGPLP L.L.C and also by a pledge of the interest in an operating account in which we will deposit any distributions the Operating Partnership receives from our interests in the TRCLP companies.

During the term of the facility, we are subject to customary affirmative and negative covenants including limitations on indebtedness, a fixed charge coverage ratio and debt to equity levels. We do not believe these covenants create material limitations on our liquidity or our ability to conduct our business. Upon the occurrence of an event of default contained in the credit agreement, the lenders under the facilities will have the option of declaring immediately due and payable all amounts outstanding under the agreement. The credit agreement contains events of default including failure to maintain our status as a REIT under the Internal Revenue Code, failure to remain listed on the New York Stock Exchange and such customary events as nonpayment of principal, interest, fees or other amounts, breach of representations and warranties, breach of covenant, cross-default to other indebtedness and certain bankruptcy events.

WARRANT OFFERING

On November 17, 2004, we sold 15.9 million shares of our common stock for $32.23 per share pursuant to a warrant offering.

CONTRACTUAL CASH OBLIGATIONS AND COMMITMENTS

The following table aggregates our contractual cash obligations and commitments subsequent to December 31, 2004:

                                2005         2006         2007         2008         2009      SUBSEQUENT      TOTAL
                             ----------   ----------   ----------   ----------   ----------   ----------   -----------
                                                                  (IN THOUSANDS)
Long-term debt-principal...  $2,038,929   $2,084,985   $3,929,614   $4,521,833   $3,436,967   $4,157,050   $20,169,378(1)
Retained debt-principal....     132,942           61       15,734           --           --           --       148,737
Ground lease payments......       7,511        7,450        7,445        7,445        7,445      257,142       294,438(1)
Committed real estate
  acquisition contracts....          --       30,000      250,000           --           --           --       280,000(2)
Purchase obligations.......      38,004           --           --           --           --           --        38,004(3)
Other long-term
  liabilities..............          --           --           --           --           --           --            --(4)
                             ----------   ----------   ----------   ----------   ----------   ----------   -----------
Total......................  $2,217,386   $2,122,496   $4,202,793   $4,529,278   $3,444,412   $4,414,192   $20,930,557
                             ==========   ==========   ==========   ==========   ==========   ==========   ===========

---------------

(1) Excludes non-cash purchase accounting adjustments.

(2) Reflects $250 million related to the Palazzo (Note 3) and $30 million related to a commitment to purchase Whaler's Village, a shopping center on the island of Maui, Hawaii. We have also committed to invest $17.7 million in joint ventures in Costa Rica and Brazil.

(3) Reflects accrued and incurred construction costs payable. Routine trade payables have been excluded. Other construction costs related to current redevelopment and development projects are currently expected to be approximately $774.6 million for consolidated properties and $297.4 for unconsolidated properties.

(4) Other long-term liabilities related to interest expense on long-term debt or ongoing real estate taxes have not been included in the table as such amounts depend upon future amounts outstanding and future applicable real estate tax and interest rates. Interest expense was $472.2 million in 2004, $278.5 million in 2003 and $219.0 million in 2002. Real estate tax expense was $128.3 million in 2004, $88.3 million in 2003 and $60.7 million in 2002.

We anticipate that all of our debt will be repaid or refinanced on or prior to maturity. Other than as described above or in conjunction with possible future new developments or acquisitions, there are no current plans to incur additional debt, increase the amounts available under our credit facilities or raise equity capital.

We have established certain special purpose entities, primarily to facilitate financing arrangements. Such special purpose entities are either fully consolidated in the accompanying consolidated financial statements or are not owned or consolidated and we have no fixed or contingent obligations with respect to such unconsolidated entities.

If additional capital is required for any of the above listed obligations or for other purposes, we believe that we can increase the amounts drawn or available under our credit facilities, obtain new revolving credit facilities, obtain an interim bank loan, obtain additional mortgage financing on under-leveraged or unencumbered assets, enter into new joint venture partnership arrangements or raise additional debt or equity capital. However, there can be no assurance that we can obtain such financing on satisfactory terms. We will continue to monitor our capital structure, investigate potential investments or joint venture partnership arrangements and purchase additional properties if they can be acquired and financed on terms that we reasonably believe will enhance long-term stockholder value. In addition, we anticipate that we will continue our current practice of initially financing acquisitions with variable-rate debt. When the acquired property operating cash flow has been increased, we anticipate refinancing portions of such variable-rate acquisition debt with pooled or property-specific, non-recourse fixed-rate mortgage financing. Such replacement financing, if based on increased property cash flow, should yield increased refinancing proceeds or other more favorable financing terms.

TRC acquired Summerlin, a master-planned community in suburban Las Vegas, Nevada, in the acquisition of The Hughes Corporation ("Hughes") in 1996. In connection with the acquisition of Hughes, TRC entered into a Contingent Stock Agreement ("CSA") for the benefit of the former Hughes owners or their successors ("beneficiaries"). Under terms of the CSA, shares of common stock are issuable to the beneficiaries based on the appraised values of defined asset groups, including Summerlin, at specified termination dates to 2009 and/or cash flows from the development and/or sale of those assets prior to the termination dates. Subsequent to the TRC Merger, shares of our common stock will be used to satisfy distribution requirements. We account for the beneficiaries' share of earnings from the assets as an operating expense. We account for any distributions to the beneficiaries as of the termination dates related to assets we own as of the termination date as additional investments in the related assets (that is, contingent consideration). We have filed a shelf registration statement and reserved 4 million shares of our common stock for issuance under the CSA. A total of 519,135 shares were issued in February 2005 pursuant to the CSA.

REIT REQUIREMENTS

In order to remain qualified as a real estate investment trust for federal income tax purposes, we must distribute or pay tax on 100% of our capital gains and at least 90% of our ordinary taxable income to stockholders. The following factors, among others, will affect operating cash flow and, accordingly, influence the decisions of the Board of Directors regarding distributions:

- Scheduled increases in base rents of existing leases

- Changes in minimum base rents and/or overage rents attributable to replacement of existing leases with new or renewal leases

- Changes in occupancy rates at existing properties and procurement of leases for newly developed properties

- Necessary capital improvement expenditures or debt repayments at existing properties

- Our share of distributions of operating cash flow generated by the Unconsolidated Real Estate Affiliates, less management costs and debt service on additional loans that have been or will be incurred.

- Anticipated proceeds from sales in our Community Development segment.

We anticipate that our operating cash flow, and potential new debt or equity from future offerings, new financings or refinancings will provide adequate liquidity to conduct our operations, fund general and administrative expenses, fund operating costs and interest payments and allow distributions to our preferred and common stockholders in accordance with the requirements of the Code.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS AND DEVELOPMENTS

As described in Note 14, new accounting pronouncements have been issued which are effective for the current or subsequent year. We do not expect a significant impact on our financial statements due to the application of these new statements.

ECONOMIC CONDITIONS

Inflation has been relatively low in recent years and has not had a significant detrimental impact on us. Should inflation rates increase in the future, substantially all of our tenant leases contain provisions designed to partially mitigate the negative impact of inflation. Such provisions include clauses enabling us to receive percentage rents based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases expire each year which may enable us to replace or renew such expiring leases with new leases at higher base and/or percentage rents, if rents under the expiring leases are below the then-existing market rates. Finally, many of the existing leases require the tenants to pay amounts related to all or substantially all of their share of certain operating expenses, including common area maintenance, real estate taxes and insurance, thereby partially reducing our exposure to increases in costs and operating expenses resulting from inflation.

Inflation also poses a risk to us due to the probability of future increases in interest rates. Such increases would adversely impact us due to our outstanding variable-rate debt which has increased substantially as a result of the TRC Merger. We have limited our exposure to interest rate fluctuations related to a portion of our variable-rate debt by the use of interest rate cap and swap agreements. Finally, subject to current market conditions, we have a policy of replacing variable-rate debt with fixed-rate debt. However, in an increasing interest rate environment (which generally follows improved market conditions), the fixed rates we can obtain with such replacement fixed-rate debt will also continue to increase.

According to the National Retail Federation, 2004 was the strongest holiday season since 1999. Despite these favorable trends, some economists remain cautious about prospects for continued improvements in retail markets and about future increases in interest rates. Growth in retail markets would lead to stronger demand for leaseable space, ability to increase rents to tenants with stronger sales performance and increased rents computed as a percentage of tenant sales.

As of December 31, 2004 we had ownership interests in 179 regional malls primarily in the United States. Our properties are diversified both geographically and by property type (both major and middle market properties) and this may mitigate the impact of any economic decline at a particular property or in a particular region of the country. In addition, the diverse combination of our tenants is important because no single tenant (by trade name) comprises more than 2.79% of our annualized total rents.

FORWARD-LOOKING INFORMATION

We may make forward-looking statements in this Annual Report and in other reports and proxy statements which we file with the SEC. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others.

Forward-looking statements include:

- Projections of our revenues, income, earnings per share, Funds From Operations, capital expenditures, dividends, capital structure or other financial items;

- Descriptions of plans or objectives of our management for future operations, including pending acquisitions;

- Forecasts of our future economic performance; and

- Descriptions of assumptions underlying or relating to any of the foregoing.

In this Annual Report, for example, we make forward-looking statements discussing our expectations about:

- Future repayment of debt, including the ratio of variable to fixed-rate debt in our portfolio

- Future interest rates

- Benefits of the TRC Merger

Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements often include words such as "anticipate", "believe," "estimate," "expect," "intend," "plan," "project," "target," "can," "could," "may," "should," "will," "would" or similar expressions. Forward-looking statements should not be unduly relied upon. They give our expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made and we might not update them to reflect changes that occur after the date they are made.

There are several factors, many beyond our control, which could cause results to differ significantly from our expectations. Some of these factors are described below. Other factors, such as credit, market, operational, liquidity, interest rate and other risks, are described elsewhere in this Annual Report. Any factor described in this Annual Report could by itself, or together with one or more other factors, adversely affect our business, results of operations or financial condition. There are also other factors that we have not described in this Annual Report that could cause results to differ from our expectations.

RISK FACTORS

RISKS RELATED TO REAL ESTATE INVESTMENTS

We invest primarily in regional mall shopping centers and other retail properties, which are subject to a number of significant risks which are beyond our control

Real property investments are subject to varying degrees of risk that may affect the ability of our retail properties to generate sufficient revenues to meet operating and other expenses, including debt service, lease payments, capital expenditures and tenant improvements, and to make distributions to us and our stockholders. A number of factors may decrease the income generated by a retail property, including:

- the regional and local economy, which may be negatively impacted by plant closings, industry slowdowns, adverse weather conditions, natural disasters and other factors;

- local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods, and the availability and creditworthiness of current and prospective tenants;

- perceptions by retailers or shoppers of the safety, convenience and attractiveness of the retail property; and

- the convenience and quality of competing retail properties and other retailing options such as the Internet.

Income from retail properties and retail property values are also affected by applicable laws and regulations, including tax and zoning laws, and by interest rate levels and the availability and cost of financing.

We depend on leasing space to tenants on economically favorable terms and collecting rent from these tenants, who may not be able to pay

Our results of operations will depend on our ability to continue to lease space in our properties on economically favorable terms. If the sales of stores operating in our centers decline sufficiently, tenants might be unable to pay their existing minimum rents or expense recovery charges, since these rents and charges would represent a higher percentage of their sales. If our tenants' sales decline, new tenants would be less likely to be willing to pay minimum rents as high as they would otherwise pay. In addition, as substantially all of our income is derived from rentals of real property, our income and cash available for distribution to our stockholders would be adversely affected if a significant number of lessees were unable to meet their obligations to us. During times of economic recession, these risks will increase.

Bankruptcy or store closures of tenants may decrease our revenues and available cash

A number of companies in the retail industry, including some of our tenants, have declared bankruptcy or voluntarily closed certain of their stores in recent years. The bankruptcy or closure of a major tenant, particularly an Anchor tenant, may have a material adverse effect on the retail properties affected and the income produced by these properties and may make it substantially more difficult to lease the remainder of the affected retail properties. Our leases generally do not contain provisions designed to ensure the creditworthiness of the tenant. As a result, the bankruptcy or closure of a major tenant could result in a lower level of cash available for distribution to our stockholders.

We may be negatively impacted by department store consolidations

Department store consolidations, such as K-Mart's pending acquisition of Sears and Federated's pending acquisition of May Department Stores, may result in the closure of existing department stores. With respect to existing department stores, we may be unable to re-lease this area or to re-lease it on comparable or more favorable terms. Additionally, department store closures could result in decreased customer traffic which could lead to decreased sales at other stores. Rents obtained from other tenants may also be adversely impacted. Consolidations may also negatively affect current and future development and redevelopment projects.

It may be difficult to buy and sell real estate quickly, and transfer restrictions apply to some of our mortgaged properties

Equity real estate investments are relatively illiquid, and this characteristic tends to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. In addition, significant expenditures associated with each equity investment, such as mortgage payments, real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investment. If income from a property declines while the related expenses do not decline, our income and cash available for distribution to our stockholders would be adversely affected. A significant portion of our properties are mortgaged to secure payment of indebtedness, and if we were unable to meet our mortgage payments, we could lose money as a result of foreclosure on the properties by the various mortgagees. In addition, if it becomes necessary or desirable for us to dispose of one or more of the mortgaged properties, we might not be able to obtain a release of the lien on the mortgaged property without payment of the associated debt. The foreclosure of a mortgage on a property or inability to sell a property could adversely affect the level of cash available for distribution to our stockholders. If persons selling properties to us wish to defer the payment of taxes on the sales proceeds, we are likely to pay them in units of limited partnership interest in the Operating Partnership. In transactions of this kind, we may also agree, subject to certain exceptions, not to sell the acquired properties for significant periods of time.

RISKS RELATED TO OUR BUSINESS

We may acquire or develop new properties, and this activity is subject to various risks

We intend to continue to pursue development and expansion activities as opportunities arise. In connection with any development or expansion, we will be subject to various risks, including the following:

- we may abandon development or expansion activities;

- construction costs of a project may exceed original estimates or available financing, possibly making the project unfeasible or unprofitable;

- we may not be able to obtain financing or to refinance construction loans, which generally have full recourse to us;

- we may not be able to obtain zoning, occupancy or other required governmental permits and authorizations;

- occupancy rates and rents at a completed project may not meet projections and, therefore, the project may not be profitable; and

- we may need Anchor, mortgage lender and property partner approvals, if applicable, for expansion activities.

If a development project is unsuccessful, our loss could exceed our investment in the project.

If we are unable to manage our growth effectively, our financial condition and results of operations may be adversely affected

We have experienced rapid growth in recent years, increasing our total consolidated assets from approximately $1.8 billion at December 31, 1996 to approximately $25.7 billion at December 31, 2004. We may continue this rapid growth for the foreseeable future by acquiring or developing properties when we believe that market circumstances and investment opportunities are attractive. We may not, however, be able to manage our growth effectively or to maintain a similar rate of growth in the future, and the failure to do so may have a material adverse effect on our financial condition and results of operations.

We may incur costs to comply with environmental laws

Under various federal, state or local laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property, and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by the parties in connection with the contamination. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous or toxic substances. The presence of contamination or the failure to remediate contamination may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral. Other federal, state and local laws, ordinances and regulations require abatement or removal of asbestos-containing materials in the event of demolition or some renovations or remodeling and also govern emissions of and exposure to asbestos fibers in the air. Federal and state laws also regulate the operation and removal of underground storage tanks. In connection with the ownership, operation and management of our properties, we could be held liable for the costs of remedial action with respect to these regulated substances or tanks or related claims.

Each of our properties has been subjected to varying degrees of environmental assessment at various times. However, the identification of new areas of contamination, a change in the extent or known scope of contamination or changes in cleanup requirements could result in significant costs to us.

We are in a competitive business

There are numerous shopping facilities that compete with our properties in attracting retailers to lease space. In addition, retailers at our properties face continued competition from discount shopping centers, lifestyle centers, outlet malls, wholesale and discount shopping clubs, direct mail, telemarketing, television shopping networks and shopping via the Internet. Competition of this type could adversely affect our revenues and cash available for distribution to stockholders.

We compete with other major real estate investors with significant capital for attractive investment opportunities. These competitors include other REITs, investment banking firms and private institutional investors. This competition has increased prices for commercial properties and may impair our ability to make suitable property acquisitions on favorable terms in the future.

We may not be able to obtain capital to make investments

We depend primarily on external financing to fund the growth of our business. This is because one of the requirements of the Internal Revenue Code of 1986, as amended, which we refer to as the "Code," for a REIT generally is that it distributes 90% of its net taxable income, excluding net capital gains, to its stockholders. Our access to debt or equity financing depends on banks' willingness to lend to us and on conditions in the capital markets in general. We and other companies in the real estate industry have experienced less favorable terms for bank loans and capital markets financing from time to time. Although we believe, based on current market conditions, that we will be able to finance investments we wish to make in the foreseeable future, financing might not be available on acceptable terms or may be affected by the amount of debt we have outstanding as a result of the TRC Merger.

Some of our potential losses may not be covered by insurance

We carry comprehensive liability, fire, flood, earthquake, terrorism, extended coverage and rental loss insurance on all of our properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, some types of losses, including lease and other contract claims, that generally are not insured. If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. If this happens, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.

If the Terrorism Risk Insurance Act is not extended beyond 2005, we may incur higher insurance costs and greater difficulty in obtaining insurance which covers terrorist-related damages. Our tenants may also experience similar difficulties.

We are subject to risks that affect the general retail environment

Our concentration in the regional mall market means that we are subject to factors that affect the retail environment generally, including the level of consumer spending, the willingness of retailers to lease space in our shopping centers and tenant bankruptcies. In addition, we are exposed to the risk that terrorist activities, or the threat of such activities, may discourage consumers from visiting our malls and impact consumer confidence.

Inflation may adversely affect our financial condition and results of operations

Should inflation rates increase in the future, we may experience any or all of the following:

- Tenant sales may decrease as a result of decreased consumer spending which could result in lower percentage rents

- We may be unable to replace or renew expiring leases with new leases at higher base and/or percentage rents

- We may be unable to receive reimbursement from our tenants for their share of certain operating expenses, including common area maintenance, real estate taxes and insurance.

Inflation also poses a potential threat to us due to the probability of future increases in interest rates. Such increases would adversely impact us due to our outstanding variable-rate debt as well as result in higher interest rates on new fixed-rate debt.

RISKS RELATING TO THE TRC MERGER

We may be unable to integrate the operations of TRCLP successfully and may not realize the full anticipated benefits of the TRC Merger

Achieving the anticipated benefits of the TRC Merger will depend in part upon our ability to integrate the two companies' businesses in an efficient and effective manner. Our attempt to integrate two companies that have previously operated independently may result in significant challenges, and we may be unable to accomplish the integration smoothly or successfully. In particular, the necessity of coordinating geographically dispersed organizations and addressing possible differences in corporate cultures and management philosophies may increase the difficulties of integration. The integration will continue to require the dedication of significant management resources, which may temporarily distract management's attention from the day-to-day operations of the businesses of the combined company. The process of integrating operations may cause further interruption of, or loss of momentum in, the activities of one or more of the combined company's businesses and the further loss of key personnel. Employee uncertainty and lack of focus during the integration process may also further disrupt the businesses of the combined company. In addition, we may face difficulties integrating aspects of the combined company's business that we have not historically focused on, such as the community development business. Any inability of management to integrate the operations of TRCLP successfully could have a material adverse effect on our business and financial condition.

Limitations on the sale of the TRCLP assets may affect our cash flow

We may be restricted in our ability to dispose of certain TRCLP assets until the ten-year period after TRC's election of REIT status expires in 2008 due to the potential incurrence of substantial tax liabilities on such dispositions due to applicable REIT regulations.

Representatives of the holders of interests of a contingent stock agreement have asserted that the TRC merger is a prohibited transaction.

In connection with the acquisition of The Hughes Corporation in 1996, TRC entered into a Contingent Stock Agreement ("CSA") under which TRC agreed to issue a formula-based number of additional shares of TRC common stock to holders of interests under the CSA for a period running through December 31, 2009. Under the CSA, TRC cannot enter into a "prohibited transaction" without consent of a majority of the interests under the CSA. A "prohibited transaction" includes a merger that (1) would render TRC or a successor incapable of, or restricted from, delivering (on a timely basis) freely tradable and readily marketable securities comparable to TRC common stock or (2) could reasonably be expected to have a prejudicial effect on the holders of interests under the CSA with respect to their non-taxable receipt of securities pursuant to the CSA.

On October 15, 2004, the representatives of the holders of interests under the CSA advised us that they believed that the merger constitutes a "prohibited transaction" because, among other reasons, it could reasonably be expected to have a prejudicial effect on the holders with respect to their non-taxable receipt of securities pursuant to the CSA.

On October 19, 2004, we delivered to the representatives an executed assumption agreement whereby we agreed, for the benefit of the holders of interests under the CSA and the representatives, to perform the CSA as successor to TRC, in the same manner and to the same extent that TRC would be required to perform the CSA if no succession had taken place. Under the assumption agreement, we assumed TRC's obligation under the CSA to issue shares of common stock twice a year to holders of interests under the CSA and the representatives. The amount of shares is based upon a formula set forth under the CSA and upon our stock price. Such issuances could be dilutive to our existing stockholders. In addition, under the assumption agreement, we agreed that following the effective time of the TRC Merger there will not be a prejudicial effect on the holders of interests under the CSA and the representatives with respect to their non-taxable receipt of securities pursuant to the CSA as a result of the TRC Merger and that securities delivered pursuant to the CSA will be freely tradable and readily marketable. We further agreed to indemnify and hold harmless the holders against losses arising out of any breach by us of the foregoing covenants.

We believe that all applicable requirements of the CSA have been satisfied in connection with the TRC Merger and that the TRC Merger does not constitute a "prohibited transaction". In order to minimize any uncertainty and any risk of delay in consummation of the merger, on October 19, 2004, we filed an action in Delaware Chancery Court against the representatives and the class of all holders of interests under the CSA seeking a declaratory judgment that the merger is not a "prohibited transaction".

RISKS RELATED TO OUR ORGANIZATIONAL AND FINANCIAL STRUCTURE THAT GIVE RISE TO OPERATIONAL AND FINANCIAL RISKS, INCLUDING THOSE DESCRIBED BELOW

We share control of some of our properties with other investors and may have conflicts of interest with those investors

As of December 31, 2004, we owned partial interests in various retail and commercial properties (referred to in our Annual Report as the Unconsolidated Properties). We generally make all operating decisions for these properties, but we are required to make other decisions with the other investors who have interests in the relevant property or properties. For example, the consent of certain of the other relevant investors is required with respect to approving operating budgets, refinancing, encumbering, expanding or selling any of these properties. We might not have the same interests as the other investors in relation to these transactions. Accordingly, we might not be able to favorably resolve any of these issues, or we might have to provide financial or other inducement to the other investors to obtain a favorable resolution.

In addition, various restrictive provisions and rights apply to sales or transfers of interests in our jointly owned properties. These may work to our disadvantage because, among other things, we might be required to make decisions about buying or selling interests in a property or properties at a time that is disadvantageous to us or we might be required to purchase the interests of our partners in our jointly owned properties.

Bankruptcy of joint venture partners could impose delays and costs on us with respect to the jointly owned retail properties

The bankruptcy of one of the other investors in any of our jointly owned shopping centers could materially and adversely affect the relevant property or properties. Under the bankruptcy laws, we would be precluded by the automatic stay from taking some actions affecting the estate of the other investor without prior approval of the bankruptcy court, which would, in most cases, entail prior notice to other parties and a hearing in the bankruptcy court. At a minimum, the requirement to obtain court approval may delay the actions we would or might want to take. If the relevant joint venture through which we have invested in a property has incurred recourse obligations, the discharge in bankruptcy of one of the other investors might result in our ultimate liability for a greater portion of those obligations than we would otherwise bear.

Payments by our direct and indirect subsidiaries of dividends and distributions to us may be adversely affected by prior payments to these subsidiaries' creditors and preferred security holders

Substantially all of our assets are owned through our general partnership interest in the Operating Partnership, including TRCLP. The Operating Partnership holds substantially all of its properties and assets through subsidiaries, including subsidiary partnerships, limited liability companies and corporations that have elected to be taxed as REITs. The Operating Partnership therefore derives substantially all of its cash flow from cash distributions to it by its subsidiaries, and we, in turn, derive substantially all of our cash flow from cash distributions to us by the Operating Partnership. The creditors and preferred security holders, if any, of each of our direct and indirect subsidiaries are entitled to payment of that subsidiary's obligations to them, when due and payable, before that subsidiary may make distributions to us. Thus, the Operating Partnership's ability to make distributions to its partners, including us, depends on its subsidiaries' ability first to satisfy their obligations to their creditors and preferred security holders, if any, and then to make distributions to the Operating Partnership. Similarly, our ability to pay dividends to holders of our common stock depends on the Operating Partnership's ability first to satisfy its obligations to its creditors and preferred security holders, if any, and then to make distributions to us.

In addition, we will have the right to participate in any distribution of the assets of any of our direct or indirect subsidiaries upon the liquidation, reorganization or insolvency of the subsidiary only after the claims of the creditors, including trade creditors, and preferred security holders, if any, of the subsidiary are satisfied. Our common stockholders, in turn, will have the right to participate in any distribution of our assets upon the liquidation, reorganization or insolvency of us only after the claims of our creditors, including trade creditors, and preferred security holders are satisfied.

Our substantial indebtedness could adversely affect our financial health and operating flexibility

We have a substantial amount of indebtedness. As of December 31, 2004, we had an aggregate consolidated indebtedness outstanding of approximately $11.9 billion, approximately $12.1 billion of which was secured by our properties. A majority of the secured indebtedness was non-recourse to us, while approximately $8.4 billion of our aggregate indebtedness was unsecured, recourse indebtedness of the Operating Partnership and consolidated subsidiaries. This indebtedness does not include our proportionate share of indebtedness incurred by our joint ventures. As a result of this substantial indebtedness, we are required to use a portion of our cash flow to service principal and interest on our debt, which will limit the free cash flow available for other desirable business opportunities.

Our substantial indebtedness could have important consequences to us and the value of our common stock including:

- limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our growth strategy or other purposes;

- limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service the debt;

- increasing our vulnerability to general adverse economic and industry conditions;

- limiting our ability to capitalize on business opportunities, including the acquisition of additional properties, and to react to competitive pressures and adverse changes in government regulation;

- placing us at a competitive disadvantage as compared to our competitors that have less leverage;

- limiting our ability or increasing the costs to refinance indebtedness; and

- limiting our ability to enter into marketing and hedging transactions by reducing the number of counterparties with whom we can enter into such transactions as well as the volume of those transactions

The terms of the 2004 credit facility obtained in conjunction with the trc merger contain covenants and events of default that may limit our flexibility and prevent us from taking certain actions or result in the acceleration of our obligations under the facility

The terms of the 2004 Credit Facility require us to satisfy certain customary affirmative and negative covenants and to meet financial ratios and tests including ratios and tests based on leverage, interest coverage and net worth. The covenants under our 2004 Credit Facility affect, among other things, our ability to:

- incur indebtedness;

- create liens on assets;

- sell assets; and

- engage in mergers and acquisitions

Given the restrictions in our debt covenants on such activities as making capital expenditures, incurring additional indebtedness and selling or disposing of assets, we may be restricted in our ability to pursue other acquisitions, may be significantly limited in our operating and financial flexibility and may be limited in our ability to respond to changes in our business or competitive activities.

A failure to comply with these covenants, including a failure to meet the financial tests or ratios, would likely result in an event of default under the 2004 Credit Facility and would allow the lenders to accelerate our debt under the facility. If our debt is accelerated, our assets may not be sufficient to repay such debt in full.

We might fail to qualify or remain qualified as a REIT

Although we believe that we will remain structured and will continue to operate so as to qualify as a REIT for federal income tax purposes, we might not continue to be so qualified. Qualification as a REIT for federal income tax purposes involves the application of highly technical and complex provisions of the Code for which there are only limited judicial or administrative interpretations. Therefore, the determination of various factual matters and circumstances not entirely within our control may impact our ability to qualify as a REIT. In addition, legislation, new regulations, administrative interpretations or court decisions might significantly change the tax laws with respect to the requirements for qualification as a REIT or the federal income tax consequences of qualification as a REIT.

If, with respect to any taxable year, we fail to maintain our qualification as a REIT, we would not be allowed to deduct distributions to stockholders in computing our taxable income and federal income tax. The corporate level income tax, including any applicable alternative minimum tax, would apply to our taxable income at regular corporate rates. As a result, the amount available for distribution to stockholders would be reduced for the year or years involved, and we would no longer be required to make distributions. In addition, unless we were entitled to relief under the relevant statutory provisions, we would be disqualified from treatment as a REIT for the taxable years following the year during which qualification was lost. Notwithstanding that we currently intend to operate in a manner designed to allow us to qualify as a REIT, future economic, market, legal, tax or other considerations may cause us to determine that it is in our best interest and the best interest of our stockholders to revoke the REIT election.

An ownership limit and certain anti-takeover defenses and applicable law may hinder any attempt to acquire us

The Ownership Limit. Generally, for us to maintain our qualification as a REIT under the Code, not more than 50% in value of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of our taxable year. The Code defines "individuals" for purposes of the requirement described in the preceding sentence to include some types of entities. Under our Second Amended and Restated Certificate of Incorporation, as amended, no person other than Martin

Bucksbaum (deceased), Matthew Bucksbaum (the Chairman of our Board of Directors), their families and related trusts and entities, including M.B. Capital Partners III, may own more than 7.5% of the value of our outstanding capital stock. These restrictions on transferability and ownership may delay, deter or prevent a change in control of our company or other transaction that might involve a premium price or otherwise be in the best interest of our stockholders.

Selected Provisions of Our Charter Documents. Our board of directors is divided into three classes of directors. Directors of each class are chosen for three-year staggered terms. Staggered terms of directors may reduce the possibility of a tender offer or an attempt to change control of our company, even though a tender offer or change in control might be in the best interest of our stockholders. Our charter authorizes the board of directors:

- to cause us to issue additional authorized but unissued shares of common stock or preferred stock;

- to classify or reclassify, in one or more series, any unissued preferred stock; and

- to set the preferences, rights and other terms of any classified or reclassified stock that we issue.

The board of directors could establish a series of preferred stock whose terms could delay, deter or prevent a change in control of us or other transaction that might involve a premium price or otherwise be in the best interest of our stockholders.

Stockholder Rights Plan. We have a stockholder rights plan, which may delay, deter or prevent a change in control unless the acquirer negotiates with our board of directors and the board of directors approves the transaction. Our charter and bylaws contain other provisions that may delay, deter or prevent a change in control or other transaction that might involve a premium price or otherwise be in the best interest of our stockholders.

Selected Provisions of Delaware Law. We are a Delaware corporation, and Section 203 of the Delaware General Corporation Law applies to us. In general, Section 203 prevents an "interested stockholder," as defined in the next sentence, from engaging in a "business combination," as defined in the statute, with us for three years following the date that person becomes an interested stockholder unless:

- before that person became an interested stockholder, our board of directors approved the transaction in which the interested stockholder became an interested stockholder or approved the business combination;

- upon completion of the transaction that resulted in the interested stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock outstanding at the time the transaction commenced, excluding for purposes of determining the voting stock outstanding (but not the outstanding voting stock owned by the interested stockholder) stock held by directors who are also officers of the company and by employee stock plans that do not provide employees with the right to determine confidentially whether shares held under the plan will be tendered in a tender or exchange offer; or

- following the transaction in which that person became an interested stockholder, the business combination is approved by our board of directors and authorized at a meeting of stockholders by the affirmative vote of the holders of at least two-thirds of our outstanding voting stock not owned by the interested stockholder.

The statute defines "interested stockholder" to mean generally any person that is the owner of 15% or more of our outstanding voting stock or is an affiliate or associate of us and was the owner of 15% or more of our outstanding voting stock at any time within the three-year period immediately before the date of determination. The provisions of this statute may delay, deter or prevent a change in control of us or other transaction that might involve a premium price or otherwise be in the best interest of our stockholders.

We have partners who have tax protection arrangements and other tax-related obligations to certain partners

We own properties through partnerships which have arrangements in place that protect the deferred tax situation of our existing third party limited partners. Violation of these arrangements could impose costs on us.

As a result, we may be restricted with respect to decisions such as financing, encumbering, expanding or selling these properties.

Several of our joint venture partners are tax-exempt. As such, they are taxable to the extent of their share of unrelated business taxable income generated from these properties. As the managing partner in these joint ventures, we have obligations to avoid the creation of unrelated business taxable income at these properties. Breach of these obligations could impose costs on us. As a result, we may be restricted with respect to decisions such as financing and revenue generation with respect to these properties.

RISKS RELATING TO OUR COMMON STOCK

Our common stock price may be volatile, and consequently investors may not be able to resell their common stock at or above their purchase price

The price at which our common stock will trade may be volatile and may fluctuate due to factors such as:

- our historical and anticipated quarterly and annual operating results;

- variations between our actual results and analyst and investor expectations or changes in financial estimates and recommendations by securities analysts;

- the performance and prospects of our industry;

- the depth and liquidity of the market for our common stock;

- investor perception of us and the industry in which we operate;

- domestic and international economic conditions;

- the extent of institutional investor interest in us;

- the reputation of REITs generally and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate companies, and fixed income securities;

- our financial condition and performance; and

- conditions and trends in general market conditions.

Fluctuations may be unrelated to or disproportionate to our financial performance. These fluctuations may result in a material decline in the trading price of our common stock.

Future sales of our common stock may depress our stock price

No prediction can be made as to the effect, if any, that future sales of our common stock, or the availability of common stock for future sales, will have on the market price of the stock. Sales in the public market of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock. As of December 31, 2004, approximately 62.8 million shares of common stock were reserved for issuance upon exercise of conversion and/or redemption rights as to units of limited partnership interest in the operating partnership. Under our shelf registration statement, we may offer from time to time up to $2 billion worth of common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and/or purchase units. Approximately $.5 billion was drawn against this shelf in connection with our November 2004 warrants offering. As a result of the CSA for issuance assumed with the TRC Merger, an additional 4 million shares of our common stock have been reserved. In addition, we have reserved a number of shares of common stock for issuance under our employee benefit plans and in connection with certain other obligations, and these shares will be available for sale from time to time. We have granted options to purchase additional common stock to some of our directors, executive officers and employees. We cannot predict the effect that future sales of common stock, or the perception that sales of common stock could occur, will have on the market prices of our equity securities.

Increases in market interest rates may hurt the market price of our common stock

We believe that investors consider the distribution rate on REIT stocks, expressed as a percentage of the price of the stocks, relative to market interest rates as an important factor in deciding whether to buy or sell the stocks. If market interest rates go up, prospective purchasers of REIT stocks may expect a higher distribution rate. Higher interest rates would not, however, result in more funds being available for us to distribute and, in fact, would likely increase our borrowing costs and might decrease our funds available for distribution. Thus, higher market interest rates could cause the market price of our common stock to decline.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have not entered into any transactions using derivative commodity instruments. We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. As of December 31, 2004, we had consolidated debt of $20.3 billion, including $9.2 billion of variable-rate debt of which approximately $740.4 million is subject to interest rate swap agreements, which fix the interest rate we are required to pay on such debt at approximately 3.9% per annum. Although the majority of the remaining variable-rate debt is subject to interest rate cap agreements pursuant to the loan agreements and financing terms, such interest rate caps generally limit our interest rate exposure only if LIBOR exceeds a rate per annum significantly higher (generally above 8% per annum) than current LIBOR rates (2.4% at December 31, 2004). A 25 basis point movement in the interest rate on the $8.5 billion of variable-rate debt which is not subject to interest rate swap agreements would result in an approximately $21 million annualized increase or decrease in consolidated interest expense and operating cash flows.

In addition, we are subject to interest rate exposure as a result of variable-rate debt collateralized by the Unconsolidated Properties for which similar interest rate swap agreements have not been obtained. Our share (based on our respective equity ownership interests in the Unconsolidated Real Estate Affiliates) of such remaining variable-rate debt was approximately $722.9 million at December 31, 2004. A similar 25 basis point annualized movement in the interest rate on the variable-rate debt of the Unconsolidated Real Estate Affiliates would result in approximately $2 million annualized increase or decrease in our equity in the income and operating cash flows from Unconsolidated Real Estate Affiliates.

We are further subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At December 31, 2004, the fair value of our debt is estimated to be approximately $235 million higher than the carrying value of $20.3 billion. If LIBOR were to increase by 25 basis points, the fair value of our debt would be approximately $147 million higher than the carrying value and the fair value of our swap agreements would increase by approximately $2 million. For additional information concerning our debt, reference is made to Item 7, Liquidity and Capital Resources and Note 6.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on page F-1 for the required information.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities

Exchange Act of 1934, as amended, (the "Exchange Act")). Based on that evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures are effective to ensure that information that we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Internal Controls Over Financing Reporting. There have been no changes in our internal controls during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting or in other factors that could significantly affect internal controls subsequent to the end of the period covered by this report.

        MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our principal executive and principal financial officers to provide reasonable assurance regarding the reliability of financial reporting and preparation of our financial statements for external reporting purposes in accordance with generally accepted accounting principles in the U.S.

As of December 31, 2004, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control -- Integrated Framework." The scope of our assessment of the effectiveness of internal control over financial reporting includes all of our businesses except for TRCLP, a material business acquired on November 12, 2004. For the year ended December 31, 2004, our total revenues were $1.8 billion, of which TRCLP represented $205.9 million. Our total assets as of December 31, 2004, were $25.7 billion, of which TRCLP represented $14.8 billion. Based on this assessment, management believes that, as of December 31, 2004, our internal control over financial reporting is effective.

Deloitte & Touche LLP, the Company's independent registered public accounting firm, audited management's assessment of the effectiveness of internal control over financial reporting as of December 31, 2004 and, based on that audit, issued the report set forth below.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of General Growth Properties, Inc.
Chicago, Illinois

We have audited management's assessment, included within this December 31, 2004 Form 10-K of General Growth Properties, Inc. (the "Company") at Item 9A under the heading of "Management's Report on Internal Control Over Financial Reporting," that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in "Management's Report on Internal Control Over Financial Reporting," management excluded from their assessment the internal control over financial reporting at The Rouse Company, which was acquired on November 12, 2004 and whose financial statements reflect total assets and revenues constituting 57.7 and 5.7 percent, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2004. Accordingly, our audit did not include the internal control over financial reporting at The Rouse Company. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness on internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness on internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness on the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in

Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2004 of the Company and our report dated March 21, 2005 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule and included an explanatory paragraph relating to the change in method of accounting for debt extinguishment costs in 2003.

DELOITTE & TOUCHE LLP

Chicago, Illinois
March 21, 2005

ITEM 9B.  OTHER INFORMATION

None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information which appears under the captions "Election of Directors", "Executive Officers", "Governance of the Company -- Committees of the Board of Directors -- Audit Committee" and "-- Nominating & Governance Committee" and "Stock Ownership -- Section 16(a) Beneficial Ownership Reporting Compliance" in our proxy statement for our 2005 Annual Meeting of Stockholders is incorporated by reference into this Item 10.

We have a Code of Business Conduct and Ethics which applies to all of our employees, officers and directors, including our Chairman, Chief Executive Officer and Chief Financial Officer. The Code of Business Conduct and Ethics is available on the Corporate Governance page of our website at www.generalgrowth.com and we will provide a copy of the Code of Business Conduct and Ethics without charge to any person who requests it by writing to the address indicated under Available Information. We will post on our website amendments to or waivers of our Code of Ethics for executive officers or directors, in accordance with applicable laws and regulations.

Our Chief Executive Officer and Chief Financial Officer have signed certificates under Sections 302 and 906 of the Sarbanes-Oxley Act, which are filed as Exhibits 31.1 and 31.2 and 32.1 and 32.2, respectively, to this Form 10-K. In addition, our Chief Executive Officer submitted his most recent annual certification to the NYSE pursuant to Section 303A 12(a) of the NYSE listing standards on May 25, 2004, in which he indicated that he was not aware of any violations by us of NYSE corporate governance listing standards.

ITEM 11.  EXECUTIVE COMPENSATION

The information which appears under the caption "Executive Compensation" in our proxy statement for our 2005 Annual Meeting of Stockholders is incorporated by reference into this Item 11; provided, however, that the Report of the Compensation Committee of the Board of Directors on Executive Compensation shall not be incorporated by reference herein, in any of our previous filings under the Securities Act of 1933, as amended, or the Exchange Act or in any of our future filings.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information which appears under the captions "Stock Ownership -- Common Stock Ownership of Certain Beneficial Owners" and "-- Equity Ownership of Management" in our proxy statement for our 2005 Annual Meeting of Stockholders is incorporated by reference into this Item 12.

The following table sets forth certain information with respect to shares of our common stock that may be issued under our equity compensation plans as of December 31, 2004.

                                               (A)                                               (C)
                                            NUMBER OF                                   NUMBER OF SECURITIES
                                            SECURITIES                (B)              REMAINING AVAILABLE FOR
                                        TO BE ISSUED UPON       WEIGHTED-AVERAGE        FUTURE ISSUANCE UNDER
                                           EXERCISE OF         EXERCISE PRICE OF         EQUITY COMPENSATION
                                           OUTSTANDING            OUTSTANDING             PLANS (EXCLUDING
                                        OPTIONS, WARRANTS      OPTIONS, WARRANTS       SECURITIES REFLECTED IN
PLAN CATEGORY                               AND RIGHTS             AND RIGHTS                COLUMN (A))
-------------                          --------------------   --------------------   ---------------------------
Equity compensation plans approved by
  security holders(1)................       3,136,784                $22.17                   9,430,305(2)
Equity compensation plans not
  approved by security holders(3)....             N/A                   N/A                     461,710
                                            ---------                                         ---------
Total................................       3,136,784                                         9,892,015
                                            =========                                         =========

---------------

(1) Includes shares of common stock under the 1993 Stock Incentive Plan (which terminated on April 4, 2003), the 1998 Incentive Stock Plan and the 2003 Incentive Stock Plan.

(2) Includes 7,994,000 shares of common stock available for issuance under the 2003 Incentive Stock Plan and 1,436,305 shares of common stock available for issuance under the 1998 Incentive Stock Plan.

(3) Represents shares of common stock under our Employee Stock Purchase Plan, which was adopted by the Board of Directors in November 1998. Under the Employee Stock Purchase Plan, eligible employees make payroll deductions over a six-month period, at which time the amounts withheld are used to purchase shares of common stock at a purchase price equal to 85% of the lesser of the closing price of a share of common stock on the first or last trading day of the purchase period. Purchases of common stock under the Employee Stock Purchase Plan are made on the first business day of the next month after the close of the purchase period. Under New York Stock Exchange rules then in effect, stockholder approval was not required for the Employee Stock Purchase Plan because it is a broad-based plan available generally to all employees.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information which appears under the caption "Certain Relationships and Related Party Transactions" in our proxy statement for our 2005 Annual Meeting of Stockholders is incorporated by reference into this Item 13.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information which appears under the caption "Independent Auditors -- Fees Billed by Independent Auditors -- Audit Fees -- Audit-Related Fees", "-- Tax Fees", "-- All Other Fees" and "Independent Auditors -- Audit Committee Pre-Approval Policies and Procedures" in our proxy statement for our 2005 Annual Meeting of Stockholders is incorporated by reference into this Item 14.

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Financial Statement Schedules.

          The consolidated financial statements and schedules listed in the accompanying Index to Consolidated Financial Statements and Financial Statement Schedules are filed as part of this Annual Report on Form 10-K.

(b) Exhibits.

          See Exhibit Index on page S-1.

(c) Separate financial statements.

          Not applicable.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          GENERAL GROWTH PROPERTIES, INC.

                                          By:      /s/ JOHN BUCKSBAUM
                                            ------------------------------------
                                                       John Bucksbaum
                                                  Chief Executive Officer

March 21, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                TITLE                       DATE
              ---------                                -----                       ----

        /s/ MATTHEW BUCKSBAUM                  Chairman of the Board          March 21, 2005
--------------------------------------
          Matthew Bucksbaum


          /s/ JOHN BUCKSBAUM                  Chief Executive Officer         March 21, 2005
--------------------------------------     (Principal Executive Officer)
            John Bucksbaum


         /s/ ROBERT MICHAELS                  Director, President and         March 21, 2005
--------------------------------------        Chief Operating Officer
           Robert Michaels


         /s/ BERNARD FREIBAUM            Director, Executive Vice President   March 21, 2005
--------------------------------------      and Chief Financial Officer
           Bernard Freibaum                     (Principal Financial
                                              and Accounting Officer)


          /s/ ANTHONY DOWNS                           Director                March 21, 2005
--------------------------------------
            Anthony Downs


           /s/ BETH STEWART                           Director                March 21, 2005
--------------------------------------
             Beth Stewart


            /s/ ALAN COHEN                            Director                March 21, 2005
--------------------------------------
              Alan Cohen


           /s/ JOHN RIORDAN                           Director                March 21, 2005
--------------------------------------
             John Riordan


            /s/ FRANK PTAK                            Director                March 21, 2005
--------------------------------------
              Frank Ptak

                        GENERAL GROWTH PROPERTIES, INC.

                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND
                   CONSOLIDATED FINANCIAL STATEMENT SCHEDULE

The following consolidated financial statements and consolidated financial statement schedule are included in Item 8 of this Annual Report on Form 10-K:

                                                              PAGE(S)
                                                              -------
FINANCIAL STATEMENTS
  Report of Independent Registered Public Accounting
     Firm -- General Growth Properties, Inc. ...............    F-2
  Report of Independent Registered Public Accounting
     Firm -- GGP/Homart, Inc. ..............................    F-3
  Report of Independent Registered Public Accounting
     Firm -- GGP/Homart II L.L.C. ..........................    F-4
  Consolidated Balance Sheets as of December 31, 2004 and
     2003...................................................    F-5
  Consolidated Statements of Operations and Comprehensive
     Income for the years ended December 31, 2004, 2003, and
     2002...................................................    F-6
  Consolidated Statements of Stockholders' Equity for the
     years ended December 31, 2004, 2003 and 2002...........    F-7
  Consolidated Statements of Cash Flows for the years ended
     December 31, 2004, 2003 and 2002.......................    F-8
  Notes to Consolidated Financial Statements................    F-9
FINANCIAL STATEMENT SCHEDULE
  Report of Independent Registered Public Accounting Firm...   F-40
  Schedule III -- Real Estate and Accumulated
     Depreciation...........................................   F-41

All other schedules are omitted since the required information is either not present in any amounts, is not present in amounts sufficient to require submission of the schedule or because the information required is included in the consolidated financial statements and related notes.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of General Growth Properties, Inc.
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of General Growth Properties, Inc. (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We did not audit the consolidated financial statements of GGP/Homart, Inc. and GGP/Homart II L.L.C., the Company's investments in which are accounted for by use of the equity method. The Company's equity of $126,855,000 and $150,170,000 in GGP/Homart Inc.'s net assets as of December 31, 2004 and 2003, respectively, and $21,148,000, $23,815,000 and $23,418,000 in GGP/Homart Inc.'s net income, respectively, for each of the three years in the period ended December 31, 2004 are included in the accompanying consolidated financial statements. The Company's equity of $319,537,000 and $259,363,000 in GGP/ Homart II L.L.C.'s net assets as of December 31, 2004 and 2003, respectively, and $36,724,000, $33,448,000 and $26,421,000 in GGP/Homart II L.L.C.'s net income, respectively, for each of the three years in the period ended December 31, 2004 are included in the accompanying consolidated financial statements. The consolidated financial statements of GGP/Homart, Inc. and GGP/Homart II L.L.C. were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such companies, is based solely on the reports of such other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of General Growth Properties, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 14 to the consolidated financial statements, the Company changed its method of accounting for debt extinguishment costs in 2003.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness on the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 21, 2005 expressed an unqualified opinion on management's assessment on the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP

Chicago, Illinois
March 21, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders
GGP/Homart, Inc.:

We have audited the consolidated balance sheets of GGP/Homart, Inc. (a Delaware Corporation) and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2004 (not presented separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GGP/Homart, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Chicago, Illinois
March 1, 2005

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Members
GGP/Homart II L.L.C.:

We have audited the consolidated balance sheets of GGP/Homart II L.L.C. (a Delaware Limited Liability Company) and subsidiaries (the Company) as of December 31, 2004 and 2003, and the related consolidated statements of income and comprehensive income, changes in members' capital, and cash flows for each of the years in the three-year period ended December 31, 2004 (not presented separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GGP/Homart II L.L.C. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Chicago, Illinois
March 1, 2005

                        GENERAL GROWTH PROPERTIES, INC.

                          CONSOLIDATED BALANCE SHEETS

                                                                    DECEMBER 31,
                                                              -------------------------
                                                                 2004          2003
                                                              -----------   -----------
                                                               (DOLLARS IN THOUSANDS)
ASSETS
Investment in real estate:
  Land......................................................  $ 2,859,552   $ 1,384,662
  Buildings and equipment...................................   18,251,258     8,124,165
  Less accumulated depreciation.............................   (1,453,488)   (1,101,235)
  Developments in progress..................................      559,969       168,521
                                                              -----------   -----------
     Net property and equipment.............................   20,217,291     8,576,113
  Investment in and loans to/from Unconsolidated Real Estate
     Affiliates.............................................    1,945,541       630,613
  Investment land and land held for development and sale....    1,638,013            --
                                                              -----------   -----------
     Net investment in real estate..........................   23,800,845     9,206,726
Cash and cash equivalents...................................       39,581        10,677
Tenant accounts receivable, net.............................      242,425       148,485
Deferred expenses, net......................................      153,231       138,201
Prepaid expenses and other assets...........................    1,482,543        78,808
                                                              -----------   -----------
                                                              $25,718,625   $ 9,582,897
                                                              ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Mortgage notes and other property debt payable..............  $20,310,947   $ 6,649,490
Deferred tax liability......................................    1,414,565            --
Accounts payable and accrued expenses.......................      895,520       359,174
                                                              -----------   -----------
                                                               22,621,032     7,008,664
                                                              -----------   -----------
Minority interests:
  Preferred.................................................      403,161       495,211
  Common....................................................      551,282       408,613
                                                              -----------   -----------
                                                                  954,443       903,824
                                                              -----------   -----------
Commitments and contingencies...............................           --            --
Preferred Stock: $100 par value; 5,000,000 shares
  authorized; none issued and outstanding...................           --            --
Stockholders' Equity:
  Common stock: $.01 par value; 875,000,000 shares
     authorized; 234,724,082 and 217,293,976 shares issued
     and outstanding as of December 31, 2004 and 2003,
     respectively...........................................        2,347         2,173
  Additional paid-in capital................................    2,378,237     1,913,447
  Retained earnings (accumulated deficit)...................     (227,511)     (220,512)
  Notes receivable-common stock purchase....................       (5,178)       (6,475)
  Unearned compensation-restricted stock....................       (1,060)       (1,949)
  Accumulated other comprehensive loss......................       (3,685)      (16,275)
                                                              -----------   -----------
     Total stockholders' equity.............................    2,143,150     1,670,409
                                                              -----------   -----------
                                                              $25,718,625   $ 9,582,897
                                                              ===========   ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                        GENERAL GROWTH PROPERTIES, INC.

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                                                     YEARS ENDED DECEMBER 31,
                                                              --------------------------------------
                                                                 2004          2003          2002
                                                              -----------   -----------   ----------
                                                              (DOLLARS IN THOUSANDS, EXCEPT FOR PER
                                                                          SHARE AMOUNTS)
Revenues:
  Minimum rents.............................................  $1,060,963    $  775,320    $ 581,551
  Tenant recoveries.........................................     473,428       332,137      254,999
  Overage rents.............................................      54,105        34,928       28,044
  Land sales................................................      68,643            --           --
  Management and other fees.................................      82,896        84,138       75,479
  Other.....................................................      62,810        36,268       33,367
                                                              ----------    ----------    ---------
    Total revenues..........................................   1,802,845     1,262,791      973,440
                                                              ----------    ----------    ---------
Expenses:
  Real estate taxes.........................................     128,320        88,276       60,726
  Repairs and maintenance...................................     123,984        81,433       62,449
  Marketing.................................................      48,220        35,797       28,681
  Other property operating costs............................     207,655       153,370      107,726
  Land sales operations.....................................      66,100            --           --
  Provision for doubtful accounts...........................      10,382         7,041        3,828
  Property management and other costs.......................     100,788       109,746       94,676
  General and administrative................................       9,499         8,533        8,720
  Depreciation and amortization.............................     365,622       230,195      179,036
                                                              ----------    ----------    ---------
    Total expenses..........................................   1,060,570       714,391      545,842
                                                              ----------    ----------    ---------
Operating income............................................     742,275       548,400      427,598
Interest income.............................................       3,227         2,308        3,689
Interest expense............................................    (472,185)     (278,543)    (219,029)
Income allocated to minority interests......................    (105,473)     (110,984)     (86,213)
Income taxes................................................      (2,383)          (98)        (119)
Equity in income of unconsolidated affiliates...............      88,191        94,480       80,825
                                                              ----------    ----------    ---------
Income from continuing operations...........................     253,652       255,563      206,751
                                                              ----------    ----------    ---------
Discontinued operations, net of minority interest:
  Income from operations....................................       3,028         4,128        2,488
  Gain on disposition.......................................      11,172         3,720           19
                                                              ----------    ----------    ---------
                                                                  14,200         7,848        2,507
                                                              ----------    ----------    ---------
Net income..................................................  $  267,852    $  263,411    $ 209,258
Convertible preferred stock dividends.......................          --       (13,030)     (24,467)
                                                              ----------    ----------    ---------
Net income available to common stockholders.................  $  267,852    $  250,381    $ 184,791
                                                              ==========    ==========    =========
BASIC EARNINGS PER SHARE:
  Continuing operations.....................................  $     1.16    $     1.21    $    0.98
  Discontinued operations...................................        0.06          0.04         0.01
                                                              ----------    ----------    ---------
    Total basic earnings per share..........................  $     1.22    $     1.25    $    0.99
                                                              ==========    ==========    =========
DILUTED EARNINGS PER SHARE:
  Continuing operations.....................................  $     1.15    $     1.19    $    0.97
  Discontinued operations...................................        0.06          0.03         0.01
                                                              ----------    ----------    ---------
    Total diluted earnings per share........................  $     1.21    $     1.22    $    0.98
                                                              ==========    ==========    =========
COMPREHENSIVE INCOME, NET:
  Net income................................................  $  267,852    $  263,411    $ 209,258
  Other comprehensive income, net of minority interest:
    Net unrealized gains (losses) on financial
      instruments...........................................      10,992        12,542      (30,774)
    Minimum pension liability adjustment....................         102           308         (740)
    Foreign currency translation............................       1,590            --           --
    Equity in unrealized gains (losses) on
      available-for-sale securities.........................         (94)           --          169
                                                              ----------    ----------    ---------
  Comprehensive income, net.................................  $  280,442    $  276,261    $ 177,913
                                                              ==========    ==========    =========

  The accompanying notes are an integral part of these consolidated financial statements.

                        GENERAL GROWTH PROPERTIES, INC.

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                                                           NOTES
                                                                          RETAINED      RECEIVABLE-
                                        COMMON STOCK       ADDITIONAL     EARNINGS        COMMON
                                    --------------------    PAID-IN     (ACCUMULATED       STOCK
                                      SHARES      AMOUNT    CAPITAL       DEFICIT)       PURCHASE
                                    -----------   ------   ----------   -------------   -----------
                                         (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
BALANCE, DECEMBER 31, 2001........  185,771,796   $1,858   $1,527,547     $(328,349)     $(19,890)
Net income........................                                          209,258
Cash distributions declared ($0.92
  per share)......................                                         (170,614)
Convertible Preferred Stock
  dividends.......................                                          (24,467)
Conversion of operating
  partnership units to common
  stock...........................       48,738      --           636
Issuance of common stock, net of
  employee stock option loans.....    1,370,721      14        19,344                      12,118
Issuance costs, preferred units...                                           (1,672)
Restricted stock grant, net of
  compensation expense............
Other comprehensive losses........
Adjustment for minority interest
  in operating partnership........                              2,115
                                    -----------   ------   ----------     ---------      --------
BALANCE, DECEMBER 31, 2002........  187,191,255   $1,872   $1,549,642     $(315,844)     $ (7,772)
                                    -----------   ------   ----------     ---------      --------
Net income........................                                          263,411
Cash distributions declared ($0.78
  per share)......................                                         (155,049)
Convertible Preferred Stock
  dividends.......................                                          (13,030)
PIERS redemption and conversion,
  net.............................   25,503,543     255       337,837
Conversion of operating
  partnership units to common
  stock...........................    2,956,491      30        22,134
Issuance of common stock, net of
  employee stock option
  loans/repayments................    1,642,687      16        30,108                       1,297
Restricted stock grant, net of
  compensation expense............
Other comprehensive gains.........
Adjustment for minority interest
  in operating partnership........                            (26,274)
                                    -----------   ------   ----------     ---------      --------
BALANCE, DECEMBER 31, 2003........  217,293,976   $2,173   $1,913,447     $(220,512)     $ (6,475)
                                    -----------   ------   ----------     ---------      --------
Net income........................                                          267,852
Cash distributions declared ($1.26
  per share)......................                                         (274,851)
Conversion of operating
  partnership units to common
  stock...........................      179,987       2         1,371
Conversion of convertible
  preferred units to common
  stock...........................      456,463       4         9,297
Issuance of common stock, net of
  employee stock option
  loans/repayments................   16,793,656     168       530,920                       1,297
Restricted stock grant, net of
  compensation expense............
Other comprehensive gains.........
Adjustment for minority interest
  in operating partnership........                            (76,798)
                                    -----------   ------   ----------     ---------      --------
BALANCE, DECEMBER 31, 2004........  234,724,082   $2,347   $2,378,237     $(227,511)     $ (5,178)
                                    ===========   ======   ==========     =========      ========


                                      UNEARNED      ACCUMULATED
                                    COMPENSATION       OTHER           TOTAL
                                     RESTRICTED    COMPREHENSIVE   STOCKHOLDERS'
                                       STOCK           LOSS           EQUITY
                                    ------------   -------------   -------------
                                    (DOLLARS IN THOUSANDS, EXCEPT FOR PER SHARE AMOUNTS)
BALANCE, DECEMBER 31, 2001........    $    --        $  2,220       $1,183,386
Net income........................                                     209,258
Cash distributions declared ($0.92
  per share)......................                                    (170,614)
Convertible Preferred Stock
  dividends.......................                                     (24,467)
Conversion of operating
  partnership units to common
  stock...........................                                         636
Issuance of common stock, net of
  employee stock option loans.....                                      31,476
Issuance costs, preferred units...                                      (1,672)
Restricted stock grant, net of
  compensation expense............     (2,248)                          (2,248)
Other comprehensive losses........                    (31,345)         (31,345)
Adjustment for minority interest
  in operating partnership........                                       2,115
                                      -------        --------       ----------
BALANCE, DECEMBER 31, 2002........    $(2,248)       $(29,125)      $1,196,525
                                      -------        --------       ----------
Net income........................                                     263,411
Cash distributions declared ($0.78
  per share)......................                                    (155,049)
Convertible Preferred Stock
  dividends.......................                                     (13,030)
PIERS redemption and conversion,
  net.............................                                     338,092
Conversion of operating
  partnership units to common
  stock...........................                                      22,164
Issuance of common stock, net of
  employee stock option
  loans/repayments................                                      31,421
Restricted stock grant, net of
  compensation expense............        299                              299
Other comprehensive gains.........                     12,850           12,850
Adjustment for minority interest
  in operating partnership........                                     (26,274)
                                      -------        --------       ----------
BALANCE, DECEMBER 31, 2003........    $(1,949)       $(16,275)      $1,670,409
                                      -------        --------       ----------
Net income........................                                     267,852
Cash distributions declared ($1.26
  per share)......................                                    (274,851)
Conversion of operating
  partnership units to common
  stock...........................                                       1,373
Conversion of convertible
  preferred units to common
  stock...........................                                       9,301
Issuance of common stock, net of
  employee stock option
  loans/repayments................                                     532,385
Restricted stock grant, net of
  compensation expense............        889                              889
Other comprehensive gains.........                     12,590           12,590
Adjustment for minority interest
  in operating partnership........                                     (76,798)
                                      -------        --------       ----------
BALANCE, DECEMBER 31, 2004........    $(1,060)       $ (3,685)      $2,143,150
                                      =======        ========       ==========

  The accompanying notes are an integral part of these consolidated financial statements.

                        GENERAL GROWTH PROPERTIES, INC.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     YEARS ENDED DECEMBER 31,
                                                              ---------------------------------------
                                                                 2004          2003          2002
                                                              -----------   -----------   -----------
                                                                          (IN THOUSANDS)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net Income................................................  $   267,852   $   263,411   $   209,258
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Minority interests, including discontinued
        operations..........................................      106,233       113,289        87,003
      Equity in income of unconsolidated affiliates.........      (88,191)      (94,480)      (80,825)
      Provision for doubtful accounts, including
        discontinued operations.............................       10,393         7,009         3,859
      Distributions received from unconsolidated
        affiliates..........................................       87,906        91,613        80,177
      Depreciation, including discontinued operations.......      348,303       205,385       172,593
      Amortization, including discontinued operations.......       28,753        34,849        12,045
      Gain on disposition...................................      (11,172)       (4,831)          (25)
      Proceeds from sale of investment land and notes
        receivable from land sales..........................       94,138            --            --
      Net changes:
        Tenant accounts receivable..........................      (21,177)      (29,304)      (33,004)
        Prepaid expenses and other assets...................       (9,434)        8,298        (5,926)
        Deferred expenses...................................      (27,585)      (51,435)      (20,785)
        Accounts payable and accrued expenses...............      (34,108)       34,683        36,125
                                                              -----------   -----------   -----------
      Net cash provided by operating activities.............      751,911       578,487       460,495
                                                              -----------   -----------   -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisition/development of real estate and improvements
    and additions to properties.............................   (9,044,868)   (1,732,358)   (1,006,368)
  Proceeds from sale of investment property.................       65,268        14,978            --
  Increase in investments in unconsolidated affiliates......     (211,247)      (26,418)     (165,581)
  Distributions received from unconsolidated affiliates in
    excess of income........................................      134,116        90,925        50,276
  Proceeds from repayment of notes receivable for common
    stock purchases.........................................        1,297         1,297        16,361
  Loan repayments from unconsolidated affiliates, net.......       (8,884)      (94,355)        1,274
  Proceeds from sale of investments in marketable
    securities..............................................       11,300           476       154,627
                                                              -----------   -----------   -----------
    Net cash used in investing activities...................   (9,053,018)   (1,745,455)     (949,411)
                                                              -----------   -----------   -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash distributions paid to common stockholders............     (274,851)     (199,986)     (165,942)
  Cash distributions paid to holders of Common Units........      (70,412)      (59,815)      (52,334)
  Cash distributions paid to holders of perpetual and
    convertible preferred units.............................      (37,152)      (40,257)      (25,014)
  Payment of dividends on PIERS.............................           --       (19,145)      (24,467)
  Proceeds from issuance of common stock....................      512,663            --            --
  Proceeds from issuance of common stock for employee stock
    plans...................................................       19,313        31,308        12,867
  Redemption of preferred minority interests:
    PDC Series A Perpetual Preferred Units..................      (12,750)           --            --
    PDC Series B Perpetual Preferred Units..................      (95,000)           --            --
    Other preferred stock of consolidated subsidiaries......         (173)           --            --
  Proceeds from issuance of Preferred Units.................           --            --        63,326
  Proceeds from issuance of mortgage notes and other debt
    payable.................................................   12,733,339     3,140,750       792,344
  Principal payments on mortgage notes and other debt
    payable.................................................   (4,431,558)   (1,715,752)     (218,449)
  Deferred financing costs..................................      (13,408)      (13,098)         (530)
                                                              -----------   -----------   -----------
    Net cash provided by financing activities...............    8,330,011     1,124,005       381,801
                                                              -----------   -----------   -----------
Net change in cash and cash equivalents.....................       28,904       (42,963)     (107,115)
Cash and cash equivalents at beginning of period............       10,677        53,640       160,755
                                                              -----------   -----------   -----------
Cash and cash equivalents at end of period..................  $    39,581   $    10,677   $    53,640
                                                              ===========   ===========   ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
  Interest paid.............................................  $   424,380   $   258,395   $   224,573
  Interest capitalized......................................       11,272         5,679         5,195
NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Common stock issued in exchange for PIERS.................  $        --   $   337,483   $        --
  Common stock issued in exchange for Operating Partnership
    Units...................................................        1,373        22,134           636
  Common stock issued in exchange for convertible preferred
    units...................................................        9,301            --            --
  Assumption of debt in conjunction with acquisition of
    property................................................      134,902       552,174       812,293
  Notes receivable issued for exercised stock options.......           --            --         4,243
  Operating Partnership Units issued as consideration for
    purchase of real estate.................................       25,132        26,637        41,131
  TRC Merger:
    Fair value of assets acquired...........................   14,327,519            --            --
    Cash paid...............................................   (7,150,844)           --            --
    Liabilities assumed.....................................    7,176,675            --            --

  The accompanying notes are an integral part of these consolidated financial statements.

                        GENERAL GROWTH PROPERTIES, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1  ORGANIZATION

GENERAL

General Growth Properties, Inc., a Delaware corporation ("General Growth"), is a self-administered and self-managed real estate investment trust, referred to as a "REIT." General Growth was organized in 1986 and through its subsidiaries and affiliates owns, operates, manages, leases, acquires, develops, expands and finances operating properties located primarily throughout the United States and develops and sells land for residential, commercial and other uses primarily in master-planned communities. The operating properties consist of retail centers, office and industrial buildings and mixed-use and other properties. The retail centers are primarily regional shopping centers in suburban market areas, but also include specialty marketplaces in certain downtown areas and community retail centers. The office and industrial properties are located primarily in the Baltimore-Washington and Las Vegas markets or are components of large-scale mixed-use properties (which include retail, parking and other uses) located in other urban markets. Land development and sales operations are predominantly related to large-scale, long-term community development projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas. In these notes, the terms "we", "us" and "our" refer to General Growth and its subsidiaries (the "Company").

Substantially all of our business is conducted through GGP Limited Partnership (the "Operating Partnership" or "GGPLP"). As of December 31, 2004, General Growth owned an approximate 81% general partnership interest in the Operating Partnership. The remaining approximate 19% minority interest is held by limited partners that include trusts for the benefit of the families of the original stockholders of the Company and subsequent contributors of properties to the Company. These minority interests are represented by common units of limited partnership interest in the Operating Partnership (the "Common Units").

In addition to holding ownership interests in various joint ventures, the Operating Partnership generally conducts its operations through the following subsidiaries:

- GGPLP L.L.C., a Delaware limited liability company (the "LLC"), has ownership interests in the majority of our properties (other than those acquired in The Rouse Company merger (the "TRC Merger", Note 3)).

- The Rouse Company LP ("TRCLP"), which includes both a REIT and taxable REIT subsidiaries ("TRS"), has ownership interests in Consolidated Properties and Unconsolidated Properties (as defined below).

- General Growth Management, Inc. ("GGMI"), a TRS, manages, leases, and performs various other services for some of our Unconsolidated Real Estate Affiliates (as defined below) and over 30 properties owned by unaffiliated third parties, all located in the United States.

In this report, we refer to our ownership interests in majority owned or controlled properties as "Consolidated Properties" and to our ownership interests in joint ventures in which we own a non-controlling interest as "Unconsolidated Real Estate Affiliates" and the properties owned by such joint ventures as the "Unconsolidated Properties." Our "Company Portfolio" includes both the Unconsolidated Properties and our Consolidated Properties.

On November 17, 2004, we sold 15.9 million shares of our common stock for $32.23 per share pursuant to a warrant offering. The proceeds of this offering were used to partially fund the TRC Merger (Note 3).

PREFERRED STOCK

During June 1998, we issued 13,500,000 depositary shares, each representing 1/40th of a share of 7.25% Preferred Income Equity Redeemable Stock, Series A ("PIERS"), or a total of 337,500 PIERS. During May 2003, we called for redemption all of our outstanding depositary shares. The depositary shares (and the related

                        GENERAL GROWTH PROPERTIES, INC.

PIERS) were convertible into our common stock at the rate of 1.8891 shares of common stock per depositary share. Through July 14, 2003, holders of 6,861,800 shares elected to convert their depositary shares and received a total of 12,963,357 shares of our common stock. We redeemed the remaining 6,638,200 depositary shares on July 15, 2003. As a result of this redemption, we issued an additional 12,540,186 shares of our common stock and paid approximately $17,000 in cash to redeem fractional shares of PIERS.

We have also created other classes of preferred stock to permit the future potential conversion of certain equity interests, which we have issued in conjunction with acquisitions, into General Growth equity interests. For certain classes of such preferred stock, the conditions to allow such a conversion have not yet occurred. As of December 31, 2004 and 2003, 5.0 million shares of such preferred stock, with a par value of $100 per share, have been authorized, but none has been issued.

SHAREHOLDER RIGHTS PLAN

We have a shareholder rights plan pursuant to which one preferred share purchase right (a "Right") is attached to each currently outstanding or subsequently issued share of our common stock. Prior to becoming exercisable, the Rights trade together with our common stock. In general, the Rights will become exercisable if a person or group acquires or announces a tender or exchange offer for 15% or more of our common stock. Each Right will initially entitle the holder to purchase from General Growth one-third of one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $100 per share (the "Preferred Stock"), at an exercise price of $148 per one one-thousandth of a share, subject to adjustment. If a person or group acquires 15% or more of our common stock, each Right will entitle the holder (other than the acquirer) to purchase shares of our common stock (or, in certain circumstances, cash or other securities) having a market value of twice the exercise price of a Right at such time. Under certain circumstances, each Right will entitle the holder (other than the acquirer) to purchase the common stock of the acquirer having a market value of twice the exercise price of a Right at such time. In addition, under certain circumstances, our Board of Directors may exchange each Right (other than those held by the acquirer) for one share of our common stock, subject to adjustment. If the Rights become exercisable, holders of common units of partnership interest in the Operating Partnership, other than General Growth, will receive the number of Rights they would have received if their units had been redeemed and the purchase price paid in our common stock. The Rights expire on November 18, 2008, unless earlier redeemed by our Board of Directors for one-third of $0.01 per Right or such expiration date is extended.

DIVIDEND REINVESTMENT AND STOCK PURCHASE PLAN

We have reserved up to 3.0 million shares of our common stock for issuance under the Dividend Reinvestment and Stock Purchase Plan ("DRSP"). In general, the DRSP allows participants in the plan to make purchases of our common stock from dividends received or additional cash investments. Although the purchase price of the common stock is determined by the current market price, the purchases will be made without fees or commissions. We have and will continue to satisfy DRSP common stock purchase needs through the issuance of new shares of our common stock or by repurchases of currently outstanding common stock. As of December 31, 2004, an aggregate of 464,952 shares of our common stock have been issued under the DRSP.

NOTE 2  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of General Growth, our subsidiaries and joint ventures in which we have a controlling interest. We also consolidate the accounts of certain variable interest entities that were acquired in the TRC Merger and are considered special purpose entities and where we are the primary beneficiary. Income allocated to minority interests in these joint ventures includes the share of such properties' operations (generally computed as the respective joint venture partner ownership

                        GENERAL GROWTH PROPERTIES, INC.

percentage) applicable to such non-controlling venturers. All significant intercompany balances and transactions have been eliminated.

PROPERTIES

Real estate assets are stated at cost. For redevelopment of existing operating properties, the net carrying value of the existing property under redevelopment plus the cost for the construction and improvements incurred in connection with the redevelopment are capitalized to the extent the capitalized costs of the property do not exceed the estimated fair value of the redeveloped property when complete. Real estate taxes incurred during construction periods are capitalized and amortized on the same basis as the related assets. Interest costs are capitalized during periods of active construction for qualified expenditures based upon interest rates in place during the construction period until construction is substantially complete. Capitalized interest costs are amortized over lives which are consistent with the constructed assets.

Pre-development costs, which generally include legal and professional fees and other third-party costs related directly to the acquisition of a property, are capitalized as part of the property being developed. In the event a development is no longer deemed to be probable, the costs previously capitalized are written off as a component of operating expenses.

Construction allowances paid to tenants are capitalized and depreciated over the average lease term. Maintenance and repairs are charged to expense when incurred. Expenditures for significant betterments and improvements are capitalized.

Our real estate assets, including developments in progress, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A real estate asset is considered to be impaired when the estimated future undiscounted operating cash flow is less than its carrying value. To the extent an impairment has occurred, the excess of carrying value of the asset over its estimated fair value will be charged to operations.

Depreciation or amortization expense is computed using the straight-line method based upon the following estimated useful lives:

                                                              YEARS
                                                              -----
Buildings and improvements..................................  40-45
Equipment, tenant improvements and fixtures.................   5-10
Purchased intangibles.......................................   5-15

ACQUISITIONS OF OPERATING PROPERTIES

Acquisitions of properties are accounted for utilizing the purchase method and, accordingly, the results of operations of acquired properties are included in our results of operations from the respective dates of acquisition. Estimates of future cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place at-market leases, acquired above and below-market leases and tenant relationships. Initial valuations are subject to change until such information is finalized no later than 12 months from the acquisition date.

The fair values of tangible assets are determined on an "if vacant" basis. The "if-vacant" fair value is allocated to land, where applicable, buildings, tenant improvements and equipment based on comparable sales and other relevant information obtained in connection with the acquisition of the property.

The estimated fair value of acquired in-place at-market leases are the costs we would have incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimate includes the fair

                        GENERAL GROWTH PROPERTIES, INC.

value of leasing commissions, legal costs and tenant coordination costs that would be incurred to lease the property to this occupancy level. Additionally, we evaluate the time period over which such occupancy level would be achieved and include an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period, which generally ranges up to one year. Acquired in-place at-market leases are amortized over the average lease term.

Above-market and below-market in-place lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be paid pursuant to the in-place leases and our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the lease. The capitalized above- and below-market lease values are amortized as adjustments to minimum rent revenue over the remaining non-cancelable terms of the respective leases (approximately five years).

Purchase price allocations for properties acquired in 2004, 2003 and 2002 have resulted in acquired in-place leases of approximately $595.2 million ($565.7 million net of accumulated amortization) and acquired below-market leases (net of above-market leases) of approximately $162.4 million ($113.9 million net of accumulated amortization) as of December 31, 2004. Purchase price allocations for certain recent acquisitions may be subsequently revised as additional information becomes available. Amortization of these intangible assets and liabilities, and similar assets and liabilities from our Unconsolidated Real Estate Affiliates, resulted in additional net income, including our share of such items from Unconsolidated Real Estate Affiliates, of approximately $8.4 million in 2004, $19.6 million in 2003 and $1.9 million in 2002. Future amortization, including our share of such items from Unconsolidated Real Estate Affiliates, is estimated to decrease net income by approximately $90 million in 2005 and 2006, $97 million in 2007, $108 million in 2008 and $102 million in 2009.

Due to existing contacts and relationships with tenants at our currently owned properties and at properties currently managed for others, no significant value has been ascribed to the tenant relationships at the properties acquired.

The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill is not amortized but is tested for impairment at a level of reporting referred to as a reporting unit on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. An impairment loss for an asset group is allocated to the long-lived assets of the group on a pro-rata basis using the relative carrying amounts of those assets, unless the fair value of specific components of the reporting group are determinable without undue cost and effort.

INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

We account for investments in joint ventures where we own a non-controlling joint interest using the equity method. Under the equity method, the cost of our investment is adjusted for our share of the equity in earnings of such Unconsolidated Real Estate Affiliates from the date of acquisition and reduced by distributions received. Generally, the operating agreements with respect to our Unconsolidated Real Estate Affiliates provide that assets, liabilities and funding obligations are shared in accordance with our ownership percentages. Therefore, we generally also share in the profit and losses, cash flows and other matters relating to our Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. Except for Retained Debt (as described and defined in Note 5), differences between the carrying value of our investment in the Unconsolidated Real Estate Affiliates and our share of the underlying equity of such Unconsolidated Real Estate Affiliates are amortized over lives ranging from five to forty years. These differences totaled approximately $80.2 million as of December 31, 2004 and $49.0 million as of December 31, 2003.

                        GENERAL GROWTH PROPERTIES, INC.

For those joint ventures where we own less than a 5% interest and have virtually no influence on the joint venture's operating and financial policies, we account for our investments using the cost method.

CASH AND CASH EQUIVALENTS

Highly-liquid investments with maturities at dates of purchase of three months or less are classified as cash equivalents.

LEASES

Leases which transfer substantially all the risks and benefits of ownership to tenants are considered finance leases and the present values of the minimum lease payments and the estimated residual values of the leased properties, if any, are accounted for as receivables. Leases which transfer substantially all the risks and benefits of ownership to us are considered capital leases and the present values of the minimum lease payments are accounted for as assets and liabilities.

DEFERRED EXPENSES

Deferred expenses consist principally of financing fees and leasing costs and commissions. Deferred financing fees are amortized to interest expense using the interest method (or other methods which approximate the interest method) over the terms of the respective agreements. Deferred leasing costs and commissions are amortized using the straight-line method over the average life of the tenant leases. Deferred expenses in the accompanying consolidated balance sheets are shown at cost, net of accumulated amortization of $128.3 million as of December 31, 2004 and $94.1 million as of December 31, 2003.

MINORITY INTEREST -- COMMON (NOTE 11)

Income is allocated to the holders of the Common Units (the "OP Minority Interests") based on their ownership percentage of the Operating Partnership. This ownership percentage, as well as the total net assets of the Operating Partnership, change when additional shares of our common stock or Operating Partnership Common Units are issued. Such changes result in an allocation between stockholders' equity and OP Minority Interests in the accompanying consolidated balance sheets. Due to the number of such capital transactions that occur each period, we have presented a single net effect of all such allocations for the period as the "Adjustment for Minority Interest in Operating Partnership" (rather than separately allocating the minority interest for each individual capital transaction).

REVENUE RECOGNITION AND RELATED MATTERS

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases (Note 14). Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates and accretion related to above and below-market leases on properties acquired as provided by FASB Statements No. 141, "Business Combinations" ("SFAS 141") and No. 142, "Goodwill and Intangible Assets" ("SFAS 142") as follows:

                                                            2004      2003      2002
                                                           -------   -------   ------
                                                                 (IN THOUSANDS)
Lease termination fees...................................  $ 7,942   $ 9,694   $8,303
Above and below-market lease accretion...................   27,591    16,551    4,589

As of December 31, 2004, straight-line rents receivable, which represent the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases, of approximately $91.8 million are included in tenant accounts receivable, net in the accompanying consolidated balance sheet.

                        GENERAL GROWTH PROPERTIES, INC.

We provide an allowance for doubtful accounts against the portion of accounts receivable, including straight-line rents, which is estimated to be uncollectible. Such allowances are reviewed periodically based upon our recovery experience. We also evaluate the probability of collecting future rent which is recognized currently under a straight-line methodology. This analysis considers the long-term nature of our leases, as a certain portion of the straight-line rent currently recognizable will not be billed to the tenant until many years into the future. Our experience relative to unbilled deferred rent receivable is that a certain portion of the amounts straight-lined into revenue are never collected from (or billed to) the tenant due to early lease terminations. For that portion of the otherwise recognizable deferred rent that is not deemed to be probable of collection, no revenue is recognized. Accounts receivable in the accompanying consolidated balance sheets are shown net of an allowance for doubtful accounts of $48.6 million as of December 31, 2004 and $12.9 million as of December 31, 2003.

Overage rents are recognized on an accrual basis once tenant sales revenues exceed contractual tenant lease thresholds. Recoveries from tenants are computed as a formula related to real estate taxes, insurance and other shopping center operating expenses and are generally recognized as revenues in the period the related costs are incurred.

Management and other fees primarily represent management and leasing fees, financing fees and fees for other ancillary services performed by GGMI and other subsidiaries (generally TRS entities owned by TRCLP) for the benefit of the Unconsolidated Real Estate Affiliates and for independent third-party investors. Such fees are recognized as revenue as the services are rendered.

Revenues from land sales are recognized using the full accrual method provided that various criteria relating to the terms of the transactions and our subsequent involvement with the land sold are met. Revenues relating to transactions that do not meet the established criteria are deferred and recognized when the criteria are met or using the installment or cost recovery methods, as appropriate in the circumstances. For land sale transactions in which we are required to perform additional services and incur significant costs after title has passed, revenues and cost of sales are recognized on a percentage of completion basis.

Cost of land sales is determined as a specified percentage of land sales revenues recognized for each community development project. The cost ratios used are based on actual costs incurred and estimates of development costs and sales revenues to completion of each project. The ratios are reviewed regularly and revised for changes in sales and cost estimates or development plans. Significant changes in these estimates or development plans, whether due to changes in market conditions or other factors, could result in changes to the cost ratio used for a specific project. The specific identification method is used to determine cost of sales for certain parcels of land, including acquired parcels we do not intend to develop or for which development is complete at the date of acquisition.

INCOME TAXES (NOTE 7)

Deferred income taxes are accounted for using the asset and liability method, which reflects the impact of the temporary differences between the amounts of assets and liabilities for financial reporting purposes and the bases of such assets and liabilities as measured for tax purposes. Deferred income taxes also reflect the impact of operating loss and tax credit carry forwards based on enacted tax rates expected to be in effect when such amounts are realized or settled. Deferred tax assets are reduced by a valuation allowance to the amount where realization is more likely than not assured after considering all available evidence, including tax planning strategies and other factors.

EARNINGS PER SHARE ("EPS")

Basic earnings per share ("EPS") is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is computed after adjusting the

                        GENERAL GROWTH PROPERTIES, INC.

numerator and denominator of the basic EPS computation for the effects of all potentially dilutive common shares during the period. The dilutive effects of convertible securities are computed using the "if-converted" method and the dilutive effects of options, warrants and their equivalents (including fixed awards and nonvested stock issued under stock-based compensation plans) are computed using the "treasury stock" method.

Dilutive EPS excludes options where the exercise price was higher than the average market price of our common stock and, therefore, the effect would be anti-dilutive and options for which the conditions which must be satisfied prior to the issuance of any such shares were not achieved. Such options totaled 1,590,974 in 2004, 21,000 in 2003 and 384,375 in 2002. Outstanding Common Units
have also been excluded from the diluted earnings per share calculation because there would be no effect on EPS as the minority interests' share of income would also be added back to net income.

Information related to our EPS calculations is summarized as follows:

                                                     YEARS ENDED DECEMBER 31,
                                  ---------------------------------------------------------------
                                         2004                  2003                  2002
                                  -------------------   -------------------   -------------------
                                   BASIC     DILUTED     BASIC     DILUTED     BASIC     DILUTED
                                  --------   --------   --------   --------   --------   --------
                                                          (IN THOUSANDS)
Numerators:
  Income from continuing
    operations..................  $253,652   $253,652   $255,563   $255,563   $206,751   $206,751
  Convertible preferred stock
    dividends...................        --         --    (13,030)*       --    (24,467)*       --
                                  --------   --------   --------   --------   --------   --------
  Income from continuing
    operations available to
    common stockholders.........   253,652    253,652    242,533    255,563    182,284    206,751
  Discontinued operations, net
    of minority interest........    14,200     14,200      7,848      7,848      2,507      2,507
                                  --------   --------   --------   --------   --------   --------
  Net income available to common
    stockholders................  $267,852   $267,852   $250,381   $263,411   $184,791   $209,258
                                  ========   ========   ========   ========   ========   ========
Denominators:
  Weighted average number of
    common shares outstanding --
    basic.......................   220,149    220,149    200,875    200,875    186,544    186,544
  Effect of dilutive
    securities -- options (and
    PIERS in 2003 and 2002*)....        --        680         --     14,204         --     26,009
                                  --------   --------   --------   --------   --------   --------
  Weighted average number of
    common shares outstanding...   220,149    220,829    200,875    215,079    186,544    212,553
                                  ========   ========   ========   ========   ========   ========

---------------

* For the twelve months ended December 31, 2003 and 2002, the effect of the issuance of the PIERS is dilutive and, therefore, no adjustment of net income is made as the PIERS dilution is reflected in the denominator of the diluted EPS calculation.

DERIVATIVE FINANCIAL INSTRUMENTS

We use derivative financial instruments to reduce risk associated with movements in interest rates. We may choose to reduce cash flow and earnings volatility associated with interest rate risk exposure on variable-rate borrowings and/or forecasted fixed-rate borrowings. In some instances, lenders may require us to do so. In

                        GENERAL GROWTH PROPERTIES, INC.

order to limit interest rate risk on variable-rate borrowings, we may enter into interest rate swaps or interest rate caps to hedge specific risks. We do not use derivative financial instruments for speculative purposes.

Under interest rate cap agreements, we make initial premium payments to the counterparties in exchange for the right to receive payments from them if interest rates exceed specified levels during the agreement period. Under interest rate swap agreements, we and the counterparties agree to exchange the difference between fixed-rate and variable-rate interest amounts calculated by reference to specified notional principal amounts during the agreement period. Notional principal amounts are used to express the volume of these transactions, but the cash requirements and amounts subject to credit risk are substantially less.

Parties to interest rate exchange agreements are subject to market risk for changes in interest rates and risk of credit loss in the event of nonperformance by the counterparty. We do not require any collateral under these agreements but deal only with highly-rated financial institution counterparties (which, in certain cases, are also the lenders on the related debt) and expect that all counterparties will meet their obligations.

Substantially all of the interest rate swap and other derivative financial instruments we used in 2004, 2003 and 2002 qualified as cash flow hedges and hedged our exposure to forecasted interest payments on variable-rate LIBOR-based debt. Accordingly, the effective portion of the instruments' gains or losses is reported as a component of other comprehensive income and reclassified into earnings when the related forecasted transactions affect earnings. If we discontinue a cash flow hedge because it is no longer probable that the original forecasted transaction will occur, the net gain or loss in accumulated other comprehensive income (loss) is immediately reclassified into earnings. If we discontinue a cash flow hedge because the variability of the probable forecasted transaction has been eliminated, the net gain or loss in accumulated other comprehensive income is reclassified to earnings over the term of the designated hedging relationship.

We have not recognized any losses as a result of hedge discontinuance, and the expense that we recognized related to changes in the time value of interest rate cap agreements was insignificant for 2004, 2003 and 2002.

Amounts receivable or payable under interest rate cap and swap agreements are accounted for as adjustments to interest expense on the related debt.

FAIR VALUE OF FINANCIAL INSTRUMENTS

FASB Statement No. 107, "Disclosure about the Fair Value of Financial Instruments" ("SFAS 107") requires disclosure of the fair value of financial instruments for which it is practicable to estimate that value. SFAS 107 does not apply to all balance sheet items. Fair values of financial instruments approximate their carrying value in our financial statements except for debt.

We estimated the fair value of our debt based on quoted market prices for publicly-traded debt and on the discounted estimated future cash payments to be made for other debt. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assume the debt is outstanding through maturity and consider the debt's collateral. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.

                                                        2004                    2003
                                                ---------------------   ---------------------
                                                CARRYING   ESTIMATED    CARRYING   ESTIMATED
                                                 AMOUNT    FAIR VALUE    AMOUNT    FAIR VALUE
                                                --------   ----------   --------   ----------
                                                                (IN MILLIONS)
Fixed-rate debt...............................  $11,120     $11,368      $4,052      $4,165
Variable-rate debt............................    9,191       9,187       2,597       2,597
                                                -------     -------      ------      ------
                                                $20,311     $20,555      $6,649      $6,762
                                                =======     =======      ======      ======

                        GENERAL GROWTH PROPERTIES, INC.

STOCK OPTIONS (NOTE 10)

During the second quarter of 2002, we elected to prospectively adopt the fair value based employee stock-based compensation expense recognition provisions of FASB Statement No. 123, "Accounting for Stock-Based Compensation" ("SFAS 123"). We had previously applied the intrinsic value based expense recognition provisions set forth in APB Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"). Under APB 25, compensation cost is recognized for awards of shares of common stock or stock options only if the quoted market price of the stock as of the grant date (or other measurement date, if later) is greater than the amount the grantee must pay to acquire the stock. Had compensation costs for options granted in 2001 and prior years been determined in accordance with SFAS 123, our net income available to common stockholders would have been nominally reduced but there would have been no effect on reported basic or diluted earnings per share.

FOREIGN CURRENCY TRANSLATION

The functional currency for our joint venture in Brazil is its local currency. Assets and liabilities of this investment are translated at the rate of exchange in effect on the balance sheet date. Translation adjustments resulting from this process are accumulated in stockholders' equity as a component of accumulated other comprehensive income.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, recoverable amounts of receivables and deferred taxes, initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to acquisitions, and cost ratios and completion percentages used for land sales. Actual results could differ from these and other estimates.

RECLASSIFICATIONS

Certain amounts in the 2003 and 2002 consolidated financial statements, including discontinued operations (Note 4), have been reclassified to conform to the current year presentation.

NOTE 3  ACQUISITIONS

THE ROUSE COMPANY

We acquired The Rouse Company ("TRC"), a real estate development and management company, on November 12, 2004 (the "TRC Merger"). Immediately following the TRC Merger, TRC was, through a series of transactions, converted to a limited partnership ("TRCLP") wholly-owned by the Operating Partnership and its subsidiaries. The results of TRCLP's operations have been included in our consolidated financial statements since that date. We believe the TRCLP acquisition will further strengthen our retail property portfolio, further diversify our portfolio geographically and with our tenants, provide us with an entrance into new lines of business and result in improved productivity at the former TRCLP properties as well as create other merger synergies.

                        GENERAL GROWTH PROPERTIES, INC.

The aggregate purchase price was as follows:

                                                                  (IN THOUSANDS)
Purchase of outstanding Rouse shares:
  Shares purchased........................................   103,718,038
  Price per share.........................................  $   65.20526   $ 6,762,962
                                                            ------------   -----------
Liabilities assumed:
  Debt:
     TRCLP historical.....................................  $  5,023,444
     Purchase price adjustments...........................       114,331     5,137,775
                                                            ------------
  Below-market leases.....................................                     154,651
  Liabilities:
     TRCLP historical.....................................       826,679
     Purchase price adjustments...........................     1,057,570     1,884,249
                                                            ------------
Merger costs:
  Employee related........................................                     260,612
  Legal, investment advisory, accounting and other fees...                     127,270
                                                                           -----------
Total purchase price......................................                 $14,327,519
                                                                           ===========

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition. These fair values were based, in part, on preliminary third-party market valuations. Because these fair values were based on currently available information and assumptions and estimates that we believe are reasonable at this time, they are subject to reallocation as additional information becomes available.

                                                              (IN THOUSANDS)
Land........................................................   $ 1,314,711
Building and equipment......................................     8,206,370
Developments in progress....................................       383,996
Investment in and loans to/from Unconsolidated Real Estate
  Affiliates................................................     1,236,299
Investment land and land held for development and sale......     1,645,700
Cash........................................................        29,077
Tenant accounts receivable..................................        84,424
Prepaid expenses and other assets:
  Below-market ground leases................................       382,328
  Above-market tenant leases................................       141,048
  Deferred tax assets.......................................       145,243
  Goodwill..................................................       356,796
  Other.....................................................       401,527
                                                               -----------
                                                                 1,426,942
                                                               -----------
                                                               $14,327,519
                                                               ===========

                        GENERAL GROWTH PROPERTIES, INC.

OTHER ACQUISITIONS IN 2004

- On January 7, 2004, we acquired a 50% membership interest in a limited liability company ("Burlington LLC") which owns Burlington Town Center, an enclosed mall in Burlington, Vermont for approximately $10.25 million. Approximately $9.0 million was funded in cash at closing with the remaining amounts to be funded in cash as necessary. In addition, at closing we made a $31.5 million mortgage loan to Burlington LLC to replace the existing mortgage financing which had been collateralized by the property. The new mortgage loan requires monthly payments of principal and interest, bears interest at an annual rate of 5.5% and is scheduled to mature in January 2009. We have an annual preferential return of 10% on our investment and an option to purchase the remaining 50% interest in Burlington LLC on or before January 2007 for approximately $10.25 million.

- On January 16, 2004, we acquired Redlands Mall, an enclosed mall in Redlands, California, which is currently under redevelopment, for approximately $14.25 million. The consideration was paid from cash on hand and proceeds from borrowings under our credit facilities.

- On March 1, 2004, we acquired the remaining 50% general partnership interest in Town East Mall in Mesquite, Texas from our unaffiliated joint venture partner for approximately $44.5 million, which was paid in cash from cash on hand and proceeds from borrowings under our credit facilities.

- On March 5, 2004, we acquired Four Seasons Town Centre, an enclosed mall in Greensboro, North Carolina, for approximately $161.0 million. The consideration was paid by the assumption of approximately $134.4 million in existing long-term non-recourse mortgage debt (bearing interest at an annual rate of approximately 5.6% and scheduled to mature in December 2013), approximately $25.1 million in 7% convertible preferred units of Operating Partnership interest (which are more fully described in Note 11) and the remaining amounts in cash, primarily from amounts borrowed under our credit facilities. Immediately following the closing, we prepaid approximately $22.4 million of the assumed debt using cash on hand.

- On April 30, 2004, we completed an agreement to form a joint venture to develop and subsequently own and manage a retail center in San Jose, Costa Rica. The venture, GSG de Costa Rica SRL ("GGP/Sambil Costa Rica"), is owned by a wholly-owned subsidiary of the Operating Partnership and two independent Latin American real estate investment and development firms. We have committed to invest approximately $12.2 million in GGP/Sambil Costa Rica, of which approximately $9.0 million was paid as of December 31, 2004. An additional $3.2 million, a portion of which will be drawn on a letter of credit provided by us, will be contributed as additional construction and development costs of the project are incurred. Our cash investments, the $16.0 million of capital contributions made by the Latin American co-venture partners and construction financing to be arranged, are expected to be sufficient to complete the project, an approximately 500,000 square foot retail center. The center is expected to open in 2007 or 2008.

- On May 11, 2004, we acquired a 50% interest in a joint venture (Hoover Mall Holding, L.L.C.) which owns, though a wholly-owned subsidiary, Riverchase Galleria, an enclosed regional mall in Birmingham, Alabama, for approximately $166.0 million. In conjunction with the purchase, the existing loan collateralized by the property was refinanced with a new, non-recourse mortgage loan of $200.0 million. The new loan bears interest at a rate of LIBOR plus 88 basis points, requires monthly payments of interest only and, assuming all no-cost extension options are exercised, is scheduled to mature in June 2009. In addition, we have fixed the interest rate to be paid on this loan (initially 3.26% per annum with steps up to 5.99% per annum in 2007) through the use of interest rate swaps.

- On May 12, 2004, we acquired the Mall of Louisiana, an enclosed regional mall in Baton Rouge, Louisiana. The purchase price of $265.0 million was paid with the proceeds of a new $185.0 million acquisition loan which, at December 31, 2004, bore interest at LIBOR plus 58 basis points. The interest rate will increase in future periods (to a potential maximum of LIBOR plus 134 basis points) depending upon certain factors

                        GENERAL GROWTH PROPERTIES, INC.

  and certain options regarding the loan rates and maturities elected by us. The loan, which requires monthly payments of interest only, will mature in July 2009 if all no-cost options to extend are exercised.

- On May 17, 2004, we acquired the Grand Canal Shoppes in Las Vegas, Nevada. The purchase price of approximately $766.0 million was funded by a new $427.0 million non-recourse mortgage loan and a new unsecured term loan. The new mortgage loan bears interest at an annual rate of 4.78%, provides for monthly payments of principal and interest and is scheduled to mature in May 2009. The new term loan, with an initial funding of $350.0 million, was repaid in conjunction with the financing of the TRC Merger.

- On July 30, 2004, we formed a joint venture to own, manage and develop retail properties in Brazil. We have committed to invest up to approximately $32.0 million for a 50% membership interest in the joint venture ("GGP/NIG Brazil") of which approximately $17.5 million was funded as of December 31, 2004. We will invest the remaining funds (upon the decision of both partners) to acquire additional interests in the properties currently owned or to acquire interests in other retail centers. The other 50% member in GGP/NIG Brazil contributed to the joint venture upon formation a 29% interest in an existing retail center in Salvador, Bahia, a 16.25% interest in an existing retail center in Sao Paulo, Sao Paulo and a 66.25% interest in an existing retail property management firm. In December 2004, GGP/NIG Brazil acquired a 50% interest in a retail center to be developed in Rio de Janeiro, using funds contributed by us. The property management firm currently manages the two centers partially owned by GGP/NIG Brazil and seven other existing retail centers in various urban areas of Brazil for the other member of GGP/NIG Brazil and other independent owners.

- On August 13, 2004, we acquired Stonestown Galleria, an enclosed regional mall in San Francisco, California. The purchase price was approximately $312.0 million and was paid through a combination of cash on hand, borrowings under our credit facilities and a $220.0 million variable-rate term loan collateralized by the property. The term loan bears interest at LIBOR plus 60 basis points, requires monthly interest-only payments and matures in August 2009 if all no-cost options to extend are exercised. We drew $27.2 million on the term loan in September 2004 and the remaining available amount of $192.8 million in October 2004.

In addition to the acquisitions discussed above, we have entered into a separate agreement (the "Phase II Agreement"), to acquire the multi-level retail space that is planned to be part of The Palazzo in Las Vegas, Nevada (the working title of The Venetian's Phase II property), a new approximately 3,000 room hotel/casino that will be connected to the existing Venetian and the Sands Expo and Convention Center facilities (the "Phase II Acquisition") and the Grand Canal Shoppes described above. The Palazzo is currently under development and is expected to be completed in 2007. If completed as specified under the terms of the Phase II Agreement, we will purchase, payable upon grand opening, the Phase II Acquisition retail space at a price computed on a 6% capitalization rate on the projected net operating income of the Phase II retail space, as defined by the Phase II Agreement ("Phase II NOI"), up to $38.0 million and on a capitalization rate of 8% on Phase II NOI in excess of $38.0 million, all subject to a minimum purchase price of $250.0 million. Based on current preliminary plans and estimated rents, the actual purchase price would be more than double the minimum purchase price. The Phase II Agreement is subject to the satisfaction of separate and customary closing conditions.

                        GENERAL GROWTH PROPERTIES, INC.

2003 AND 2002 ACQUISITIONS

                                                                  GROSS
                                                                 PURCHASE        NEW OR
                                              ACQUISITION DATE    PRICE     ASSUMED DEBT(1)
                                              ----------------   --------   ----------------
                                                              (IN MILLIONS)
2003
Peachtree Mall..............................  April 30           $   87.6       $   53.0
Saint Louis Galleria........................  June 11               235.0          176.0
Coronado Center.............................  June 11               175.0          131.0
The remaining 49% ownership interest in GGP
  Ivanhoe III...............................  July 1                459.0          268.0
Lynnhaven Mall..............................  August 27             256.5          180.0
Sikes Senter................................  October 14             61.0           41.5
The Maine Mall..............................  October 29            270.0          202.5
Glenbrook Square............................  October 31            219.0          164.3
Foothills Mall..............................  December 5            100.5           45.7
Chico Mall..................................  December 23            62.4           30.6
Rogue Valley Mall...........................  December 23            57.5           28.0
                                                                 --------       --------
                                                                 $1,983.5       $1,320.6
                                                                 ========       ========
2002
Victoria Ward, Limited......................  May 28             $  250.0       $   50.0
JP Realty, Inc. ............................  July 10             1,100.0          460.0
Prince Kuhio................................  August 5               39.0           24.0
50% ownership interest in GGP-TRS L.L.C.
  ("GGP/Teachers")..........................  August 26             477.0          412.0
Pecanland Mall..............................  September 13           72.0           50.0
Southland Mall..............................  December 4             89.0           65.0
                                                                 --------       --------
                                                                 $2,027.0       $1,061.0
                                                                 ========       ========

---------------

(1) Additional funding, including for those acquisitions for which a specific and separate loan was not obtained, was paid from cash on hand or proceeds from borrowings under our credit facilities.

The principal Victoria Ward, Limited assets include 65 fee simple acres in Kakaako, central Honolulu, Hawaii, currently improved with, among other uses, an entertainment, shopping and dining district which includes Ward Entertainment Center, Ward Warehouse, Ward Village and Village Shops. At acquisition in 2002, Victoria Ward owned 17 land parcels each of which was individually ground leased to tenants and 29 buildings containing approximately 878,000 square feet of retail space, as well as approximately 441,000 square feet of office, commercial and industrial leaseable area.

Pursuant to the terms of the 2002 merger agreement with JP Realty, Inc. ("JP Realty"), a publicly-held real estate investment trust, and its operating partnership subsidiary, Price Development Company, Limited Partnership ("PDC"), the outstanding shares of JP Realty common stock were converted into $26.10 per share of cash (approximately $431.5 million). Holders of common units of limited partnership interest in PDC were entitled to receive $26.10 per unit in cash or, at the election of the holder, .522 8.5% Series B Preferred Units per unit. Based upon the elections of such holders, 1,426,393 Series B Preferred Units were issued and the holders of the remaining common units of limited partnership interest of PDC received approximately

                        GENERAL GROWTH PROPERTIES, INC.

$23.6 million in cash. JP Realty owned or had an interest in 51 properties, including 18 enclosed regional mall centers (two of which were owned through controlling general partnership interests), 26 anchored community centers (two of which were owned through controlling general partnership interests), one free-standing retail property and six mixed-use commercial/business properties, containing an aggregate of over 15.2 million square feet of GLA in 10 western states. As further described in Note 4, during 2004 we sold certain of the commercial/business properties acquired in this acquisition.

Concurrent with the formation of GGP/Teachers in 2002, we, through GGP/Teachers, acquired Galleria at Tyler in Riverside, California, Kenwood Towne Centre in Cincinnati, Ohio and Silver City Galleria in Taunton, Massachusetts from an institutional investor.

NOTE 4  DISCONTINUED OPERATIONS

In August 2004, our Board of Directors approved plans to dispose of certain of the commercial/business properties originally acquired in the JP Realty acquisition in July 2002. The sale closed on November 1, 2004 for $67.4 million and a gain of approximately $11.2 million was recognized.

The carrying amounts for these properties as of December 31, 2003 were as follows:

                                                              (IN THOUSANDS)
Land........................................................     $13,246
Buildings and equipment, net................................      38,062
Tenant accounts receivable, net.............................       1,337
Deferred expenses, net......................................          27
Cash, prepaid and other assets..............................          60
Accounts payable and accrued expenses.......................        (110)
                                                                 -------
Net.........................................................     $52,622
                                                                 =======

On March 31, 2003, we sold McCreless Mall in San Antonio, Texas for aggregate consideration of $15.0 million (which was paid in cash at closing). We recorded a gain of approximately $4.0 million for financial reporting purposes on the sale of the mall. McCreless Mall was purchased in 1998 as part of a portfolio of eight shopping centers.

Pursuant to SFAS No. 144, the operations of the JP Realty commercial/business properties and McCreless Mall (net of minority interest) have been reported as discontinued operations in the accompanying consolidated financial statements. Revenues and net income, before minority interests, were as follows:

                                                             YEARS ENDED DECEMBER 31,
                                                             ------------------------
                                                              2004     2003     2002
                                                             ------   ------   ------
                                                                  (IN THOUSANDS)
REVENUES:
  JP Realty commercial/business properties.................  $6,118   $7,937   $3,236
  McCreless................................................      --      859    3,789
                                                             ------   ------   ------
     Total.................................................  $6,118   $8,796   $7,025
                                                             ======   ======   ======
NET INCOME:
  JP Realty commercial/business properties.................  $3,801   $5,030   $1,911
  McCreless................................................      --      292    1,361
                                                             ------   ------   ------
     Total.................................................  $3,801   $5,322   $3,272
                                                             ======   ======   ======

                        GENERAL GROWTH PROPERTIES, INC.

NOTE 5  INVESTMENTS IN UNCONSOLIDATED AFFILIATES

As of December 31, 2004, we held ownership interests in various unconsolidated joint ventures, collectively, the "Unconsolidated Real Estate Affiliates." Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. We manage most of the properties owned by these joint ventures. Some of the joint ventures have elected to be taxed as REITs.

Certain of the properties were contributed to the joint venture subject to existing financing, as modified by certain replacement financing ("Retained Debt"), in order to balance the net equity values of the properties contributed by each of the venture partners. We are obligated to fund all amounts related to Retained Debt including any shortfalls of any subsequent sale or refinancing proceeds of the properties against their respective loan balances to the extent of such Retained Debt. Retained Debt totaled $148.7 million as of December 31, 2004 and $222.7 million as of December 31, 2003.

New York State Common Retirement Fund ("NYSCRF"), our partner in GGP/Homart, Inc. ("GGP/ Homart"), has an exchange right which permits it to convert its ownership interest in GGP/Homart to shares of our common stock. If this exchange right is exercised, we may alternatively satisfy it in cash.

During certain periods in 2006 or 2009, our partner in GGP Ivanhoe, IV, Inc. has the right to require us to purchase all of its GGP Ivanhoe IV, Inc. common stock for a purchase price equal to the fair value of such stock. We can satisfy this obligation in any combination of cash or our common stock.

The significant accounting policies used by the Unconsolidated Real Estate Affiliates are the same as ours.

                        GENERAL GROWTH PROPERTIES, INC.

SUMMARIZED FINANCIAL INFORMATION OF OUR INVESTMENTS IN UNCONSOLIDATED REAL ESTATE AFFILIATES

Following is summarized financial information for our Unconsolidated Real Estate Affiliates as of December 31, 2004 and 2003 and for the years ended December 31, 2004, 2003 and 2002.

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2004          2003
                                                              -----------   ----------
                                                                   (IN THOUSANDS)
COMBINED BALANCE SHEETS -- UNCONSOLIDATED REAL ESTATE
  AFFILIATES
Assets:
  Land......................................................  $   852,137   $  532,036
  Buildings and equipment...................................    7,398,555    4,698,202
  Less accumulated depreciation.............................     (982,616)    (600,432)
  Developments in progress..................................      220,486      100,197
                                                              -----------   ----------
     Net property and equipment.............................    7,488,562    4,730,003
  Investment in unconsolidated joint ventures...............       56,362       11,876
  Investment land and land held for development and sale....      257,555           --
                                                              -----------   ----------
     Net investment in real estate..........................    7,802,479    4,741,879
  Cash and cash equivalents.................................      134,399      107,214
  Tenant accounts receivable, net...........................      119,446       82,090
  Deferred expenses, net....................................      175,446      120,156
  Prepaid expenses and other assets.........................      261,555       99,042
                                                              -----------   ----------
       Total assets.........................................  $ 8,493,325   $5,150,381
                                                              ===========   ==========


Liabilities and Owners' Equity:
  Mortgage notes and other property debt payable............  $ 5,601,137   $3,542,173
  Accounts payable and accrued expenses.....................      416,426      232,120
  Minority interest.........................................          991          117
  Owners' equity............................................    2,474,771    1,375,971
                                                              -----------   ----------
       Total liabilities and owners' equity.................  $ 8,493,325   $5,150,381
                                                              ===========   ==========
INVESTMENT IN AND LOANS TO/FROM UNCONSOLIDATED REAL ESTATE
  AFFILIATES
  Owners' equity............................................  $ 2,474,771   $1,375,971
  Less joint venture partners' equity.......................   (1,258,133)    (794,402)
  Capital or basis differences and loans....................      728,903       49,044
                                                              -----------   ----------
  Investment in and loans to/from Unconsolidated Real Estate
     Affiliates.............................................  $ 1,945,541   $  630,613
                                                              ===========   ==========

                        GENERAL GROWTH PROPERTIES, INC.

                                                                  YEARS ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2004        2003        2002
                                                              ---------   ---------   ---------
                                                                       (IN THOUSANDS)
COMBINED STATEMENTS OF OPERATIONS -- UNCONSOLIDATED REAL
  ESTATE AFFILIATES
Revenues:
  Minimum rents.............................................  $ 569,287   $ 559,020   $ 484,539
  Tenant recoveries.........................................    265,296     272,536     236,700
  Overage rents.............................................     21,421      15,592      16,769
  Land sales................................................     38,681          --          --
  Other.....................................................     35,636      15,123      13,001
                                                              ---------   ---------   ---------
     Total revenues.........................................    930,321     862,271     751,009
                                                              ---------   ---------   ---------
Expenses:
  Real estate taxes.........................................     77,513      78,449      65,904
  Repairs and maintenance...................................     59,051      64,865      56,340
  Marketing.................................................     25,859      27,504      25,294
  Other property operating costs............................    145,655     117,053      98,767
  Land sales operations.....................................     18,101          --          --
  Provision for doubtful accounts...........................      5,389       3,197       3,433
  Property management and other costs.......................     47,042      48,807      40,818
  General and administrative................................      7,427       2,099         536
  Depreciation and amortization.............................    171,756     158,483     136,717
                                                              ---------   ---------   ---------
     Total expenses.........................................    557,793     500,457     427,809
                                                              ---------   ---------   ---------
Operating income............................................    372,528     361,814     323,200
Interest income.............................................      3,779       5,757      14,976
Interest expense............................................   (179,808)   (174,862)   (161,339)
Equity in income of unconsolidated joint ventures...........      5,110       4,640       4,938
                                                              ---------   ---------   ---------
Net income..................................................  $ 201,609   $ 197,349   $ 181,775
                                                              =========   =========   =========
EQUITY IN INCOME OF UNCONSOLIDATED AFFILIATES
Total income of Unconsolidated Real Estate Affiliates.......  $ 201,609   $ 197,349   $ 181,775
Joint venture partners' share of income of Unconsolidated
  Real Estate Affiliates....................................   (103,768)    (98,226)    (90,449)
Amortization of capital or basis differences................     (9,633)     (3,263)     (4,717)
Elimination of Unconsolidated Real Estate Affiliate loan
  interest..................................................        (17)     (1,380)     (5,784)
                                                              ---------   ---------   ---------
Equity in income of unconsolidated affiliates...............  $  88,191   $  94,480   $  80,825
                                                              =========   =========   =========

                        GENERAL GROWTH PROPERTIES, INC.

SUMMARIZED FINANCIAL INFORMATION OF INDIVIDUALLY SIGNIFICANT UNCONSOLIDATED REAL ESTATE AFFILIATES

We own 50% of the membership interest of GGP/Homart II L.L.C. ("GGP/Homart II"), a limited liability company. The remaining 50% interest in GGP/Homart II is owned by NYSCRF. GGP Homart II owns 10 retail properties.

                                                                   DECEMBER 31,
                                                              -----------------------
                                                                 2004         2003
                                                              ----------   ----------
                                                                  (IN THOUSANDS)
Assets:
  Land......................................................  $  190,707   $  214,740
  Buildings and equipment...................................   1,957,969    1,863,033
  Less accumulated depreciation.............................    (205,637)    (151,663)
  Developments in progress..................................      63,970       40,261
                                                              ----------   ----------
     Net investment in real estate..........................   2,007,009    1,966,371
  Cash and cash equivalents.................................      23,149        5,999
  Tenant accounts receivable, net...........................      32,265       28,241
  Deferred expenses, net....................................      59,102       59,658
  Prepaid expenses and other assets.........................      36,236       39,662
                                                              ----------   ----------
     Total assets...........................................  $2,157,761   $2,099,931
                                                              ==========   ==========


Liabilities and Owners' Equity:
  Mortgage notes and other property debt payable............  $1,331,301   $1,317,607
  Accounts payable and accrued expenses.....................      81,574       76,290
  Minority interest.........................................         117          117
  Owners' equity............................................     744,769      705,917
                                                              ----------   ----------
     Total liabilities and owners' equity...................  $2,157,761   $2,099,931
                                                              ==========   ==========

                        GENERAL GROWTH PROPERTIES, INC.

                                                          YEARS ENDED DECEMBER 31
                                                       ------------------------------
                                                         2004       2003       2002
                                                       --------   --------   --------
Revenues:
  Minimum rents......................................  $184,402   $177,739   $136,405
  Tenant recoveries..................................    90,969     85,194     65,837
  Overage rents......................................     5,530      5,552      4,063
  Other..............................................     5,279      5,727      2,745
                                                       --------   --------   --------
     Total revenues..................................   286,180    274,212    209,050
Expenses:
  Real estate taxes..................................    27,030     24,493     19,068
  Repairs and maintenance............................    18,734     18,455     13,506
  Marketing..........................................     9,504      9,271      6,901
  Other property operating costs.....................    34,224     34,387     23,152
  Provision for doubtful accounts....................     1,591      1,733        578
  Property management and other costs................    16,176     15,892     11,357
  General and administrative.........................     4,223        577         63
  Depreciation and amortization......................    56,420     53,243     39,397
                                                       --------   --------   --------
     Total expenses..................................   167,902    158,051    114,022
Operating income.....................................   118,278    116,161     95,028
Interest income......................................     1,493      4,189     11,074
Interest expense.....................................   (55,780)   (60,491)   (49,657)
                                                       --------   --------   --------
Net Income...........................................  $ 63,991   $ 59,859   $ 56,445
                                                       ========   ========   ========

NOTE 6  MORTGAGE NOTES AND OTHER PROPERTY DEBT PAYABLE

Mortgage notes and other debt payable are summarized as follows:

                                                                    DECEMBER 31,
                                                              ------------------------
                                                                 2004          2003
                                                              -----------   ----------
                                                                   (IN THOUSANDS)
Fixed-rate debt:
  Commercial mortgage-backed securities.....................  $   332,526   $  307,802
  Other collateralized mortgage notes and other debt
     payable................................................    9,036,659    3,645,163
  Corporate and other unsecured term loans..................    1,750,882       99,279
                                                              -----------   ----------
  Total fixed-rate debt.....................................   11,120,067    4,052,244
                                                              -----------   ----------
Variable-rate debt:
  Commercial mortgage-backed securities.....................      361,239      495,746
  Other collateralized mortgage notes and other debt
     payable................................................    2,189,059    1,176,750
  Credit facilities.........................................      150,000      789,000
  Corporate and other unsecured term loans..................    6,490,582      135,750
                                                              -----------   ----------
  Total variable-rate debt..................................    9,190,880    2,597,246
                                                              -----------   ----------
  Total.....................................................  $20,310,947   $6,649,490
                                                              ===========   ==========

                        GENERAL GROWTH PROPERTIES, INC.

As of December 31, 2004, approximately $21.6 billion of land, buildings and equipment and investment land and land held for development and sale have been pledged as collateral for our collateralized mortgage notes and other debt payable. Certain properties, including those within the portfolios collateralized by commercial mortgage-backed securities, are subject to financial performance covenants, primarily debt service coverage ratios.

Our mortgage notes and other debt payable have various maturities through 2095. The weighted-average remaining term of our mortgage notes and other debt payable was 4.5 years as of December 31, 2004.

COMMERCIAL MORTGAGE-BACKED SECURITIES

In early December 2001, the Operating Partnership and certain Unconsolidated Real Estate Affiliates completed the placement of $2.55 billion of non-recourse commercial mortgage pass-through certificates (the "GGP MPTC"). As of December 31, 2004, the GGP MPTC had an outstanding balance of approximately $1.1 billion (including $390.9 million by Unconsolidated Real Estate Affiliates) and was collateralized by 11 malls and one office building, including six malls owned by Unconsolidated Real Estate Affiliates.

The GGP MPTC requires monthly payments of principal and interest. The certificates represent beneficial interests in three loan groups made by three sets of borrowers (the Operating Partnership and certain Unconsolidated Real Estate Affiliates). The terms of the notes comprising the GGP MPTC are as follows:

INITIAL MATURITY       INTEREST TERM             INTEREST RATE             WEIGHTED-AVERAGE INTEREST RATE
----------------       -------------             -------------             ------------------------------
36 months(1).........    Variable      LIBOR plus 60 to 235 basis points   LIBOR plus 79 basis points
51 months(2).........    Variable      LIBOR plus 70 to 250 basis points   LIBOR plus 103 basis points
5 years..............      Fixed       5.01 to 6.18%                       5.38%

---------------

(1) With two no-cost 12-month extension options, one of which was exercised in 2004.

(2) With two no-cost 18-month extension options.

The extension options are subject to obtaining extensions of the interest rate protection agreements which were required to be obtained in conjunction with the GGP MPTC.

OTHER COLLATERALIZED MORTGAGE NOTES AND OTHER DEBT PAYABLE

Collateralized mortgage notes and other debt payable consist primarily of non-recourse notes collateralized by individual or groups of properties and equipment. Substantially all of the mortgage notes are non-recourse to us. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium or a percentage of the loan balance. Certain loans have cross-default provisions and are cross-collateralized. Under certain cross-default provisions, a default under any mortgage note included in a cross-defaulted package may constitute a default under all such mortgage notes in the package and may lead to acceleration of the indebtedness due on each property within the collateral package. In general, the cross-defaulted properties are under common ownership. However, fixed-rate debt collateralized by two joint venture properties (totaling $138.6 million) is cross-defaulted and cross-collateralized with debt (totaling $868.8 million) collateralized by 11 Consolidated Properties.

The fixed-rate collateralized mortgage notes and other debt payable bear interest ranging from 3.11% to 10.15%. The variable-rate collateralized mortgage notes and other debt payable bear interest at LIBOR plus 58 to 213 basis points.

                        GENERAL GROWTH PROPERTIES, INC.

2004 CREDIT FACILITY

We entered into a credit agreement on November 12, 2004 to fund the cash portion of the TRC Merger consideration and, with other cash and financing sources, fund other costs of the merger transaction. The terms of the notes comprising the 2004 Credit Facility are as follows:

                                                             INITIAL     OUTSTANDING AT
                                                             CAPACITY   DECEMBER 31, 2004
                                                             --------   -----------------
                                                                    (IN MILLIONS)
Six-month bridge loan......................................  $1,145.0       $  749.9
Three-year term loan.......................................   3,650.0        3,650.0
Four-year term loan........................................   2,000.0        2,000.0
Revolving credit facility..................................     500.0          150.0
                                                             --------       --------
                                                             $7,295.0       $6,549.9
                                                             ========       ========

We have the ability to extend the maturity of up to $600 million of the bridge loan for an additional six months. Principal repayment of the three-year $3.65 billion term loan begins in November 2005 with semi-annual payments in 2006, quarterly payments in 2007 and a final $1.775 billion payment in November 2007. Principal repayment of the four-year $2 billion term loan begins in March 2005 with quarterly payments through September 2008 and a final $1.925 billion payment in November 2008. The credit agreement currently bears interest at a weighted-average rate of LIBOR plus approximately 2.22 percent.

We are generally required to apply the net proceeds of future mortgage financings and refinancings, sales of equity, and asset dispositions (including by casualty or condemnation) toward prepayment of the credit agreement in accordance with various priorities set out in the credit agreement. Exceptions to this requirement include capital expenditures, $500 million annually per our written request to the lenders and other items. The credit agreement is secured by a pledge of the Operating Partnership's ownership interest in TRCLP and in GGPLP L.L.C and also by a pledge of the interest in an operating account in which we will deposit any distributions the Operating Partnership receives from our interests in the TRCLP companies.

During the term of the facility, we are subject to customary affirmative and negative covenants. Upon the occurrence of an event of default contained in the credit agreement, the lenders under the facilities will have the option of declaring immediately due and payable all amounts outstanding under the agreement. The credit agreement contains events of default including failure to maintain our status as a REIT under the Internal Revenue Code, failure to remain listed on the New York Stock Exchange and such customary events as nonpayment of principal, interest, fees or other amounts, breach of representations and warranties, breach of covenant, cross-default to other indebtedness and certain bankruptcy events.

CREDIT FACILITIES

In April 2003, we established the "2003 Credit Facility," a revolving credit facility and term loan with initial borrowing availability of approximately $779.0 million (which was subsequently increased to approximately $1.25 billion). The 2003 Credit Facility was repaid in November 2004, had a term of three years and provided for partial amortization of the principal balance of the term loan in the second and third years.

UNSECURED TERM LOANS

In conjunction with the TRC Merger, we assumed $1.6 billion of publicly-traded unsecured debt. Included in this total is $46.6 million of unsecured, medium-term notes which bear interest at fixed rates of 8.09% to 8.78% and mature at various dates from 2005 to 2007. The remaining $1.1 billion of publicly-traded unsecured debt bears interest at fixed rates ranging from 3.65% to 8.00% and matures at various dates from 2008 to 2013.

                        GENERAL GROWTH PROPERTIES, INC.

During August 2002, we arranged for an aggregate of $150.0 million in loans from two separate groups of banks. We borrowed $80.0 million on this loan in August 2002 and $70.0 million in September 2002. These two-year loans were repaid in 2004, provided for quarterly partial amortization of principal, bore interest at LIBOR plus 100 basis points and required the remaining balance to be paid at maturity (unless extended, under certain circumstances, for an additional nine months).

In conjunction with our acquisition of JP Realty in 2002, we assumed $100 million of ten-year senior unsecured notes which bear interest at a fixed rate of 7.29% and were issued by PDC in March 1998. The notes require semi-annual interest payments. Annual principal payments will begin in March 2005.

INTEREST RATE SWAPS

Concurrent with the issuance of the GGP MPTC certificates, we purchased interest rate protection agreements which were structured to limit our exposure to interest rate fluctuations. An equal amount of interest rate protection agreements were simultaneously sold to fully offset the effect of these agreements and to recoup a substantial portion of the cost of such agreements.

To achieve a more desirable balance between fixed and variable-rate debt, we have also entered into certain swap agreements as follows:

                                                     2004 CREDIT
                                       GGP MPTC       AGREEMENT     PROPERTY SPECIFIC
                                     ------------   -------------   -----------------
Total notional amount (in
  millions)........................  $      375.0   $       350.0     $        15.4
Average fixed effective rate (pay
  rate)............................          4.26%           3.43%             4.71%
Average variable interest rate of
  related debt (receive rate)......   LIBOR + .92    LIBOR + 2.25      LIBOR + 2.13

Such swap agreements have been designated as cash flow hedges and are intended to hedge our exposure to future interest payments on the related variable-rate debt.

LETTERS OF CREDIT AND SURETY BONDS

We had outstanding letters of credit and surety bonds of approximately $194 million as of December 31, 2004, primarily in connection with insurance requirements, special real estate assessments and construction obligations.

NOTE 7  INCOME TAXES

We elected to be taxed as a real estate investment ("REIT") trust under sections 856-860 of the Internal Revenue Code of 1986 (the "Code"), commencing with our taxable year beginning January 1, 1993. To qualify as a REIT, we must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of our ordinary taxable income and to distribute to stockholders or pay tax on 100% of capital gains and to meet certain asset and income tests. It is management's current intention to adhere to these requirements.

As a REIT, we will generally not be subject to corporate level Federal income tax on taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income or property, and to Federal income and excise taxes on our undistributed taxable income. In addition, we are subject to rules which may impose corporate income tax on certain built-in gains recognized upon the disposition of assets owned by our subsidiaries where such subsidiaries (or other predecessors) had formerly been C corporations. These rules

                        GENERAL GROWTH PROPERTIES, INC.

apply only where the disposition occurs within certain specified recognition periods. Specifically, in the case of the TRC assets, we may be subject to tax on built-in gain recognized upon the disposition prior to January 1, 2008 of assets owned by TRC on January 1, 1998, the effective date of TRC's REIT election. At December 31, 2004, the total amount of built-in gains with respect to our assets is substantial. However, we intend to utilize tax strategies such as dispositions through like-kind exchanges and the use of net operating loss carryforwards to limit or offset the amount of such gains and therefore the amount of tax paid.

We also have subsidiaries which we have elected to be treated as taxable real estate investment trust subsidiaries ("TRSs") and which are, therefore, subject to Federal and state income taxes. Our primary TRSs include GGMI, entities which own our planned community properties and other TRSs acquired in the TRC Merger. Current Federal income taxes of certain of these TRSs are likely to increase in future years as we exhaust certain net loss carry forwards of such entities and as certain planned community developments are completed. Such increases could be significant.

The income tax provision was insignificant in 2003 and 2002. The income tax provision (benefit) for the year ended December 31, 2004 primarily relates to the TRS operations acquired in the TRC Merger. Accordingly, the current year provision reflects the operations of the acquired TRSs for the period November 13, 2004 through December 31, 2004.

                                                              (IN THOUSANDS)
Current.....................................................      $  390
Deferred....................................................       1,993
                                                                  ------
Total.......................................................      $2,383
                                                                  ======

Income tax expense for the year ended December 31, 2004 is reconciled to the amount computed by applying the Federal corporate tax rate as follows:

                                                              (IN THOUSANDS)
Tax at statutory rate on earnings from continuing operations
  before income taxes.......................................     $ 89,612
Increase (decrease) in valuation allowances, net............       (2,110)
State income taxes, net of Federal income tax benefit.......          115
Tax at statutory rate on earnings not subject to Federal
  income taxes and other....................................      (85,234)
                                                                 --------
Income tax expense..........................................     $  2,383
                                                                 ========

SFAS No. 109 requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. The deferred tax assets and liabilities of the TRSs related primarily to differences in the book and tax bases of property and to operating loss and interest deduction carryforwards for federal income tax purposes. A valuation allowance for deferred tax assets is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. An increase or decrease in the valuation allowance that results from the change in circumstances, and which causes a change in our judgment about the realizability of the related deferred tax asset, would be included in the current tax provision.

In connection with the TRC Merger, we allocated the purchase price to the various components of the acquisition based upon the relative value of each component in accordance with SFAS No. 141, "Business Combinations." With respect to income taxes, SFAS No. 109, paragraph 30 requires that a deferred tax liability or asset be recognized for differences between the assigned values and the tax bases of the assets and liabilities recognized in a purchase business combination. As part of the TRC Merger, we acquired a controlling financial interest in an entity whose assets include, among other things, approximately

                        GENERAL GROWTH PROPERTIES, INC.

$464.5 million of temporary differences (primarily interest deduction carryforwards with no set expiration). We have evaluated the nature of this tax attribute and believe that it is more likely than not that we will realize the benefit of these carryforwards that do not expire, and, accordingly, we have recorded an additional deferred tax asset of approximately $140 million related to this acquired tax attribute for a total deferred tax asset related to interest deduction carryforwards of approximately $154.5 million.

In connection with purchase accounting and SFAS No. 141, we recorded a deferred tax liability of approximately $1.5 billion, which relates to the difference between the tax bases of the property owned by the TRSs acquired in the TRC Merger and the assigned values for financial reporting purposes. We also recorded a net deferred tax asset of $169 million, which relates to loss carryforwards and interest expense. Realization of deferred tax assets is dependent on generating sufficient taxable income in future periods. The net operating loss carryforwards are currently scheduled to expire in subsequent years through 2025. Some of the carryforward benefits are subject to annual limitation imposed under section 382 of the Code and the deferred tax asset is recorded based on the net operating loss remaining after considering the section 382 limitation. Except to the extent that valuation allowances have been established, we believe these limitations will not prevent the carryforward benefits from being realized.

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax assets (liabilities) are summarized as follows:

                                                                 2004        2003
                                                              -----------   -------
                                                                 (IN THOUSANDS)
Total deferred tax assets...................................  $   180,374   $13,276
Valuation allowance.........................................      (29,998)   (8,143)
                                                              -----------   -------
Net deferred tax assets.....................................      150,376     5,133
Total deferred tax liabilities..............................   (1,414,565)       --
                                                              -----------   -------
Net deferred tax assets (liabilities).......................  $(1,264,189)  $ 5,133
                                                              ===========   =======

Due to the uncertainty of the realization of certain tax carryforwards, we established valuation allowances. The majority of the valuation allowances related to net operating loss carryforwards where there is uncertainty regarding their realizability and will more likely than not expire unused.

The tax effects of temporary differences and carryforwards included in the net deferred tax assets (liabilities) at December 31, 2004 and 2003 are summarized as follows:

                                                                 2004        2003
                                                              -----------   ------
                                                                 (IN THOUSANDS)
Property, primarily differences in depreciation and
  amortization, the tax basis of land assets and treatment
  of interest and certain other costs.......................  $(1,475,858)      --
Interest deduction carryforwards............................      154,523       --
Operating loss and tax credit carryforwards.................       57,146   $5,133
                                                              -----------   ------
Net deferred tax assets (liabilities).......................  $(1,264,189)  $5,133
                                                              ===========   ======

Several of our subsidiaries or partnerships in which we have an interest are currently under examination by the Internal Revenue Service. Although we believe our tax returns are correct, the final determination of tax audits and any related litigation could be different than that which was reported on the returns. In the opinion of management, we have made adequate tax provisions for years subject to examination.

Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes due to differences for Federal income tax reporting purposes in, among other things, estimated useful lives, depreciable basis of properties and permanent and temporary

                        GENERAL GROWTH PROPERTIES, INC.

differences on the inclusion of deductibility of elements of income and deductibility of expense for such purposes.

Distributions paid on our common and preferred stock and their tax status are presented in the following table. The tax status of our distributions in 2004, 2003 and 2002 may not be indicative of future periods. The portion of distributions shown below as unrecaptured Section 1250 capital gains are designated as capital gain distributions for tax purposes.

                                                              2004     2003     2002
                                                             ------   ------   ------
COMMON SHARES
Ordinary income............................................  $1.260   $1.003   $0.710
Return of capital..........................................      --       --    0.177
Unrecaptured Section 1250 capital gains....................      --    0.017    0.003
                                                             ------   ------   ------
Distributions declared per common share....................  $1.260   $1.020   $0.890
                                                             ======   ======   ======
PREFERRED SHARES(*)
Ordinary income............................................  $   --   $1.403   $1.802
Unrecaptured Section 1250 capital gains....................      --    0.028    0.010
                                                             ------   ------   ------
Distributions declared per common share....................  $   --   $1.431   $1.812
                                                             ======   ======   ======

---------------

(*) All outstanding preferred shares of General Growth were redeemed in 2003 (Note 1).

NOTE 8  RENTALS UNDER OPERATING LEASES

We receive rental income from the leasing of retail and other space under operating leases. The minimum future rentals based on operating leases of Consolidated Centers held as of December 31, 2004 are as follows:

YEAR                                                              AMOUNT
----                                                          --------------
                                                              (IN THOUSANDS)
2005........................................................    $1,225,101
2006........................................................     1,109,692
2007........................................................       997,971
2008........................................................       870,755
2009........................................................       741,005
Subsequent..................................................     2,515,781

Minimum future rentals do not include amounts which are payable by certain tenants based upon a percentage of their gross sales or as reimbursement of operating expenses.

Such operating leases are with a variety of tenants the majority of which are national and regional retail chains and local retailers, and consequently, our credit risk is concentrated in the retail industry.

NOTE 9  TRANSACTIONS WITH AFFILIATES

PROPERTY MANAGEMENT AND OTHER FEES

GGMI and other property management affiliates recognized fees primarily from the Unconsolidated Real Estate Affiliates of $61.8 million in 2004, $63.0 million in 2003 and $52.6 million in 2002.

                        GENERAL GROWTH PROPERTIES, INC.

NOTES RECEIVABLE -- OFFICERS

Notes receivable -- officers were as follows:

                                                               2004     2003
                                                              ------   ------
                                                              (IN THOUSANDS)
Income tax withholdings reported in Prepaid and Other
  Assets....................................................  $  623   $  775
Reported as a reduction to Stockholders' Equity.............   5,178    6,475
                                                              ------   ------
                                                              $5,801   $7,250
                                                              ======   ======

Between 1998 and April 30, 2002, some of our officers issued $25.0 million of promissory notes to us. The notes were issued in connection with the officers' exercises of options to purchase 2,703,000 shares of our common stock. The notes bore interest at a rate equal to LIBOR plus 50 basis points, were full recourse to the officers, were collateralized by the shares of our common stock issued upon exercise of such options, provided for quarterly payments of interest and were payable to us on demand.

As of April 30, 2002, our Board of Directors terminated the availability of such loans to officers. In conjunction with this decision, the terms of the promissory notes, including approximately $2.8 million related to income tax withholding payments which we had made on behalf of the officers, were restructured. As of April 30, 2002, each officer repaid at least 60% of the principal and 100% of the interest due under such officer's note and the remaining amounts, approximately $10.1 million, were represented by amended and restated promissory notes. These amended and restated, fully recourse notes are payable in monthly installments of principal and interest (at a market rate which varies monthly computed at LIBOR plus 125 basis points) until fully repaid in May 2009 (or within 90 days of the officer's separation from the Company, if earlier). In October 2002, a voluntary prepayment of approximately $500,000 was received from one of the officers.

NOTE 10  EMPLOYEE BENEFIT AND STOCK PLANS

INCENTIVE STOCK PLANS

We provide incentives to attract and retain officers and key employees through the 2003 Incentive Stock Plan and, prior to April 2003, the 1993 Stock Incentive Plan. In addition to certain grants of restricted stock as discussed below, options are granted by the Compensation Committee of the Board of Directors at an exercise price of not less than 100% of the fair market value of our common stock on the date of the grant. The terms of the options are fixed by the Compensation Committee. Options granted to officers and key employees under the 2003 Incentive Stock Plan are for 5-year terms and under the 1993 Incentive Stock Plan are for 10-year terms and are generally exercisable in either 33 1/3% or 20% annual increments from the date of the grants. However, during 2000, 159,957 options were granted to certain employees under the 1993 Stock Incentive Plan with the same terms as the threshold-vesting stock options granted in 2000 under the 1998 Incentive Stock Plan (as described below). Options granted to non-employee directors are exercisable in full commencing on the date of grant and are scheduled to expire on the tenth anniversary of the date of the grant. The 2003 Incentive Stock Plan provides for the issuance of up to 9.0 million shares of our common stock.

                        GENERAL GROWTH PROPERTIES, INC.

A summary of the status of options granted under the 2003 and 1993 Stock Incentive Plans as of December 31, 2004, 2003 and 2002 and changes during the years ended on those dates is presented below.

                                         2004                    2003                   2002
                                 ---------------------   --------------------   --------------------
                                              WEIGHTED               WEIGHTED               WEIGHTED
                                              AVERAGE                AVERAGE                AVERAGE
                                              EXERCISE               EXERCISE               EXERCISE
                                   SHARES      PRICE      SHARES      PRICE      SHARES      PRICE
                                 ----------   --------   ---------   --------   ---------   --------
Outstanding at beginning of
  year.........................   1,482,087    $14.86    1,590,309    $12.45    1,629,657    $10.64
Granted........................     922,500     30.80      760,500     16.96      612,000     15.84
Exercised......................    (521,100)    16.83     (845,922)    12.28     (642,048)    11.13
Forfeited......................      (7,800)    11.26      (22,800)    11.76       (9,300)     9.99
                                 ----------    ------    ---------    ------    ---------    ------
Outstanding at end of year.....   1,875,687    $22.17    1,482,087    $14.86    1,590,309    $12.45
                                 ==========    ======    =========    ======    =========    ======
Exercisable at end of year.....     369,687    $19.49      234,087    $13.67      586,809    $10.93
Options available for future
  grants.......................   7,994,000              8,971,500              3,876,642
Weighted average per share fair
  value of options granted
  during the year..............  $     2.97                           $ 1.33                 $ 1.21

The following table summarizes information about stock options outstanding pursuant to the 2003 and 1993 Stock Incentive Plans as of December 31, 2004:

                                        OPTIONS OUTSTANDING                      OPTIONS EXERCISABLE
                          ------------------------------------------------   ----------------------------
                                            WEIGHTED           WEIGHTED                       WEIGHTED
                            NUMBER      AVERAGE REMAINING      AVERAGE         OPTIONS        AVERAGE
RANGE OF EXERCISE PRICES  OUTSTANDING   CONTRACTUAL LIFE    EXERCISE PRICE   EXERCISABLE   EXERCISE PRICE
------------------------  -----------   -----------------   --------------   -----------   --------------
$7.08 - $10.62........        11,457        4.3 years           $ 9.99          11,457         $ 9.99
$10.62 - $14.16.......       334,230        6.2 years            12.17         148,230          12.33
$14.16 - $17.71.......       688,000        8.0 years            16.74          76,000          16.75
$21.25 - $24.79.......        12,000        8.6 years            21.96          12,000          21.96
$24.79 - $28.33.......        15,000        9.0 years            27.67          15,000          27.67
$28.33 - $31.87.......       815,000        4.1 years            30.94         107,000          30.94
                           ---------        ---------           ------         -------         ------
Total.................     1,875,687        6.0 years           $22.17         369,687         $19.49
                           =========        =========           ======         =======         ======

1998 INCENTIVE PLAN

Under the 1998 Incentive Stock Plan (the "1998 Incentive Plan"), we may also grant stock incentive awards to employees in the form of threshold-vesting stock options ("TSOs"). The exercise price of the TSO is the Fair Market Value ("FMV") of a share of our common stock on the date the TSO is granted. The threshold price (the "Threshold Price"), which must be achieved for the TSO to vest is determined by multiplying the FMV on the date of grant by the Estimated Annual Growth Rate (currently 7%) and compounding the product over a five-year period. Shares of our common stock must achieve and sustain the Threshold Price for at least 20 consecutive trading days at any time over the five years following the date of grant for the TSO to vest. TSOs granted in 2004 and thereafter must vest within five years of the grant date in order to avoid forfeiture and must be exercised within 30 days of the vesting date. TSOs granted prior to 2004 have a term of up to 10 years but must vest within five years of the grant date in order to avoid forfeiture. The aggregate number of shares of our common stock which may be subject to TSOs may not exceed 6.0 million, subject to certain customary adjustments to prevent dilution. As of December 31, 2004, 1,436,305 shares were available for future grants.

                        GENERAL GROWTH PROPERTIES, INC.

As a result of increases in the price of our common stock, TSOs granted in 2002 and 2003 vested in 2003 and TSOs granted in 1999, 2000 and 2001 vested in 2002, as detailed below. The vesting of the TSOs resulted in the recognition of $3.0 million of compensation expense in 2004, $14.9 million in 2003 and $11.8 million in 2002.

The following is a summary of the options under the 1998 Incentive Plan that have been awarded as of December 31, 2004:

                                                   TSO GRANT YEAR
                       ----------------------------------------------------------------------
                          2004        2003        2002        2001        2000        1999
                       ----------   ---------   ---------   ---------   ---------   ---------
Exercise price.......  $    30.94   $   16.77   $   13.58   $   11.58   $    9.99   $   10.56
Threshold Vesting
  Stock Price........       43.39       23.52       19.04       16.23       14.01       14.81
Fair value of options
  on grant date......        1.59        1.31        1.13        0.74        0.50        0.45
Shares:
Original Grant.......   1,031,480     900,000     779,025     989,988     753,090     941,892
Forfeited............     (54,798)    (58,734)   (120,312)   (147,225)   (168,726)   (281,985)
Vested and exchanged
  for cash...........          --    (549,594)   (495,693)   (610,011)   (438,288)   (460,623)
Vested and
  exercised..........          --    (140,904)   (107,124)   (169,980)   (141,000)   (189,381)
                       ----------   ---------   ---------   ---------   ---------   ---------
Outstanding..........     976,682     150,768      55,896      62,772       5,076       9,903
                       ==========   =========   =========   =========   =========   =========

The fair value of each option granted pursuant to the 2003 and 1993 Stock Incentive Plans and TSOs granted pursuant to the 1998 Incentive Plan in 2003 and 2002 was estimated on the date of grant using the Black-Scholes option pricing model. In 2004, the fair value of TSO grants was estimated using the binomial method. The following assumptions were used in determining these values:

                                                           2004           2003           2002
                                                       ------------   ------------   ------------
Risk-free interest rate..............................          3.44%          4.28%          4.49%
Dividend yield.......................................          6.09           6.21           6.37
Expected life........................................     5.2 years      9.9 years      7.6 years
Expected volatility..................................         20.10%         16.95%         19.57%

EMPLOYEE STOCK PURCHASE PLAN

The General Growth Properties, Inc. Employee Stock Purchase Plan (the "ESPP") was established to assist eligible employees in acquiring a stock ownership interest in General Growth. Under the ESPP, eligible employees make payroll deductions over a six-month purchase period. At the end of the six-month purchase period, the amounts withheld are used to purchase shares of our common stock at a purchase price equal to 85% of the lesser of the closing price of a share of our common stock on the first or last trading day of the purchase period. A maximum of 1.5 million shares of our common stock are reserved for issuance under the ESPP. Since the inception of the ESPP, an aggregate of 1,038,290 shares of our common stock have been sold under the ESPP, including 65,176 shares for the purchase period ending December 31, 2004 which were purchased at a price of $25.18 per share.

RESTRICTED STOCK

Pursuant to the 2003 Stock Incentive Plan, in February 2004, certain officers were granted a total of 55,000 shares of restricted common stock. In addition, pursuant to the 1993 Stock Incentive Plan, certain

                        GENERAL GROWTH PROPERTIES, INC.

officers were granted a total of 105,000 shares of restricted common stock in February 2003 and 150,000 shares in September 2002. The 2004 grant and 60,000 of the shares granted in 2003 have a one-year vesting period. The remaining 45,000 shares granted in 2003 and the 2002 grants vest over three years. As this restricted stock represents an incentive for future periods, we are recognizing the related compensation expense ratably over the applicable vesting periods.

MANAGEMENT SAVINGS PLAN

We sponsor the General Growth Management Savings and Employee Stock Ownership Plan (the "401(k) Plan") which permits all eligible employees to defer a portion of their compensation in accordance with the provisions of Section 401(k) of the Code. Under the 401(k) Plan, we make contributions to match the contributions of the participants. We match 100% of the first 4% of earnings contributed by plan participants and 50% of the next 2% of the participant's earnings contributions. We made matching contributions of approximately $5.3 million in 2004, $4.4 million in 2003 and $4.2 million in 2002.

TRC PLAN

As a result of the TRC Merger, we assumed a retiree benefits plan that provides postretirement medical and life insurance benefits to former TRC employees who met minimum age and service requirements. We pay a portion of the cost of participants' life insurance coverage and make contributions to the cost of participants' medical coverage based on years of service, subject to a maximum annual contribution. Amounts related to this plan, which has now been frozen, were not material as of or for the period ended December 31, 2004.

NOTE 11  MINORITY INTEREST

COMMON

Changes in outstanding Operating Partnership Common Units for the three years ended December 31, 2004 are as follows:

December 31, 2001...........................................   58,717,479
  Exchanges for General Growth common stock.................      (48,738)
                                                               ----------
December 31, 2002...........................................   58,668,741
  Exchanges for General Growth common stock.................   (2,956,491)
                                                               ----------
December 31, 2003...........................................   55,712,250
  Exchanges for General Growth common stock.................     (179,987)
                                                               ----------
December 31, 2004...........................................   55,532,263
                                                               ==========

Under certain circumstances, the Common Units can be redeemed at the option of the holders for cash or, at our election, for shares of our common stock on a one-for-one basis. The holders of the Common Units also share equally with our common stockholders on a per share basis in any distributions by the Operating Partnership on the basis that one Common Unit is equivalent to one share of our common stock.

Also included in minority interest-common is minority interest in consolidated joint ventures of approximately $1.7 million as of December 31, 2004 and $1.9 million as of December 31, 2003.

                        GENERAL GROWTH PROPERTIES, INC.

PREFERRED

Components of minority interest -- preferred as of December 31, 2004 and 2003 are as follows:

                                                        PER UNIT                      CARRYING AMOUNT
                        COUPON   ISSUING   NUMBER OF   LIQUIDATION   REDEEMABLE     -------------------
SECURITY TYPE            RATE    ENTITY      UNITS     PREFERENCE    BY ISSUER        2004       2003
-------------           ------   -------   ---------   -----------   ----------     --------   --------
PERPETUAL PREFERRED
  UNITS
Redeemable Preferred
  Units ("RPUs")......   8.95%       LLC     940,000     $  250               (1)   $235,000   $235,000
Cumulative Preferred
  Units ("CPUs")......   8.25%       LLC      20,000        250            N/A         5,000      5,000
PDC Series A..........   8.75%       PDC     510,000         25               (2)         --     12,750
PDC Series B..........   8.95%       PDC   3,800,000         25               (3)         --     95,000
PDC Series C..........   8.75%       PDC     320,000         25       May 2005         8,000      8,000
                                                                                    --------   --------
                                                                                     248,000    355,750
                                                                                    --------   --------
CONVERTIBLE PREFERRED
  UNITS
Series B--JP Realty...   8.50%     GGPLP   1,419,493         50            N/A        70,975     71,320
Series C--Glendale
  Galleria............   7.00%     GGPLP     643,504         50            N/A        32,176     41,131
Series D--Foothills
  Mall................   6.50%     GGPLP     532,750         50            N/A        26,637     26,637
Series E--Four Seasons
  Town Centre.........   7.00%     GGPLP     502,658         50            N/A        25,132         --
                                                                                    --------   --------
                                                                                     154,920    139,088
Other preferred stock
  of consolidated
  subsidiaries........    N/A    various         241      1,000               (4)        241        373
                                                                                    --------   --------
Total Minority
  Interest-
  Preferred...........                                                              $403,161   $495,211
                                                                                    ========   ========

---------------

(1) $175,000 redeemable by issuer in May 2005 and $60,000 in April 2007.

(2) Redeemed in April 2004.

(3) Redeemed in July 2004.

(4) Redeemable on demand, under certain circumstances.

Holders of the RPUs and CPUs are entitled to receive cumulative preferential cash distributions prior to any distributions by the LLC to the Operating Partnership. Subject to certain limitations, the RPUs may be redeemed in cash by the LLC for the liquidation preference amount plus accrued and unpaid distributions and may be exchanged by the holders of the RPUs for an equivalent amount of redeemable preferred stock of General Growth. Such preferred stock provides for an equivalent 8.95% annual preferred distribution and is redeemable at our option for cash equal to the liquidation preference amount plus accrued and unpaid distributions.

The PDC Series C is convertible, at the option of the preferred holders in 2010, into 0.025 shares of a newly created series of General Growth preferred stock with an equivalent base liquidation preference and with payment and liquidation rights comparable to such preferred units.

                        GENERAL GROWTH PROPERTIES, INC.

The Convertible Preferred Units are convertible, with certain restrictions, at any time by the holder into Common Units of the Operating Partnership at the following rates:

                                                               NUMBER OF COMMON
                                                                UNITS FOR EACH
                                                                PREFERRED UNIT
                                                               ----------------
Series B -- JP Realty.......................................        3.000
Series C -- Glendale Galleria...............................        2.433
Series D -- Foothills Mall..................................        1.508
Series E -- Four Seasons Town Center........................        1.298

NOTE 12  ACCUMULATED OTHER COMPREHENSIVE INCOME

Components of accumulated other comprehensive income as of December 31, 2004 and 2003 are as follows:

                                                               2004       2003
                                                              -------   --------
                                                                (IN THOUSANDS)
Net unrealized losses on financial instruments..............  $(4,852)  $(15,844)
Minimum pension liability adjustment........................     (329)      (431)
Foreign currency translation................................    1,590         --
Equity in unrealized losses on available-for-sale
  securities................................................      (94)        --
                                                              -------   --------
                                                              $(3,685)  $(16,275)
                                                              =======   ========

NOTE 13  COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, we are involved in legal actions relating to the ownership and operations of our properties. In management's opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

We lease land or buildings at certain properties from third parties. The leases generally provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. All of our ground leases are classified as operating leases. Accordingly, rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease. Rental expense, including participation rent related to these leases, was $3.6 million in 2004, $2.5 million in 2003 and $1.6 million in 2002.

From time to time, we have entered into contingent agreements for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence and, in the case of developments, completion and occupancy of the project.

TRC acquired various assets, including Summerlin, a master-planned community in suburban Las Vegas, Nevada, in the acquisition of The Hughes Corporation ("Hughes") in 1996. In connection with the acquisition of Hughes, TRC entered into a Contingent Stock Agreement ("CSA") for the benefit of the former Hughes owners or their successors ("beneficiaries"). Under the terms of the CSA, shares of TRC common stock were issuable to the beneficiaries based on the appraised values of defined asset groups, including Summerlin, at specified termination dates through 2009 and/or cash flows from the development and/or sale of those assets prior to the termination dates.

On October 19, 2004, we delivered to the representatives an executed assumption agreement whereby we agreed, for the benefit of the holders of interests under the CSA and the representatives, to perform the CSA as successor to TRC, in the same manner and to the same extent that TRC would be required to perform the CSA if no succession had taken place. Under the assumption agreement, we assumed TRC's obligation under

                        GENERAL GROWTH PROPERTIES, INC.

the CSA to issue shares of common stock twice a year to holders of interests under the CSA and the representatives. The amount of shares is based upon a formula set forth under the CSA and upon our stock price. Such issuances could be dilutive to our existing stockholders. In addition, under the assumption agreement, we agreed that following the effective time of the TRC Merger there will not be a prejudicial effect on the holders of interests under the CSA and the representatives with respect to their receipt of securities pursuant to the CSA as a result of the TRC Merger and that securities delivered pursuant to the CSA will be freely tradable and readily marketable. We further agreed to indemnify and hold harmless the holders against losses arising out of any breach by us of the foregoing covenants.

We account for the beneficiaries' share of earnings from the assets as an operating expense. We account for any distributions to the beneficiaries as of the termination dates related to assets we own as of the termination date as additional investments in the related assets (that is, contingent consideration). A total of 519,135 shares of our common stock were issued in February 2005 pursuant to the CSA.

The following table summarizes the contractual maturities of our long-term and retained debt and commitments under ground leases. Both long-term debt and ground leases include the related purchase accounting fair value adjustments:

                              2005         2006         2007         2008         2009      SUBSEQUENT      TOTAL
                           ----------   ----------   ----------   ----------   ----------   ----------   -----------
                                                                (IN THOUSANDS)
Long-term debt...........  $2,054,095   $2,093,735   $3,942,278   $4,542,475   $3,463,625   $4,214,739   $20,310,947
Retained debt............     132,942           61       15,734           --           --           --       148,737
Ground leases............      14,935       14,874       14,870       14,870       14,870      601,351       675,770
                           ----------   ----------   ----------   ----------   ----------   ----------   -----------
TOTAL....................  $2,201,972   $2,108,670   $3,972,882   $4,557,345   $3,478,495   $4,816,090   $21,135,454
                           ==========   ==========   ==========   ==========   ==========   ==========   ===========

NOTE 14  RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2004, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities" ("VIEs"), to improve financial reporting of special purpose and other entities. We adopted FIN 46, as amended, as of December 31, 2003. Certain VIEs that are qualifying special purpose entities ("QSPEs") will not be required to be consolidated under the provisions of FIN 46. In addition, FIN 46 expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities. We have certain special purpose entities, primarily created to facilitate the issuance of our commercial mortgage-backed securities (Note 6) and other securitized debt or to facilitate the tax-increment financing of certain improvements at its properties. Because these special purpose entities are QSPEs, they are not required to be consolidated in our consolidated financial statements. As our Unconsolidated Real Estate Affiliates have operating agreements granting the independent third-party joint venturers substantive participating rights, the implementation of FIN 46 did not result in the consolidation of any previously unconsolidated affiliates.

In May 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity," ("SFAS 150") which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The effective date of a portion of the Statement has been indefinitely postponed by the FASB. We did not enter into new financial instruments subsequent to May 2003 which would fall within the scope of this statement. None of our transactions, arrangements or financial instruments has been identified that appear to meet the criteria for liability recognition in accordance with paragraphs 9 and 10 under SFAS 150 due to the indefinite life of the joint venture arrangements. Accordingly, even if the effectiveness of the measurement and classification provision of these paragraphs is no longer

                        GENERAL GROWTH PROPERTIES, INC.

postponed, we do not expect that it will be required to reclassify the liquidation amounts of such minority interests to liabilities.

On December 16, 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets -- An Amendment of APB Opinion No. 29". The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with at broader exception for exchanges of nonmonetary assets that do not have "commercial substance". SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 on June 15, 2005 will have a material effect on our consolidated financial statements.

On December 16, 2004, the FASB issued SFAS No. 123 (Revised 2004), "Share-Based Payment" ("SFAS No. 123R"). SFAS 123R replaces SFAS No. 123, which we adopted in the second quarter of 2002. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity or liability instruments used. SFAS No. 123R is effective as of the first interim or annual reporting period that begins after June 15, 2005. We do not believe that the adoption of SFAS No. 123R will have a material effect on our consolidated financial statements.

On February 7, 2005, the SEC staff published certain views concerning the accounting by lessees for leasehold improvements, rent holidays, lessor funding of lessee expenditures and other tenant inducements. Although the application of these views to lessors was not specified by the SEC and a formal accounting standard modifying existing practice on these items has not been issued or proposed, we have conducted a review of our accounting relative to such items. We believe that our leasing practices and agreements with a majority of our tenants provide that leasehold improvements that we fund represent fixed assets that we own and control and that leases with such arrangements are properly accounted for as commencing at the completion of construction of such assets. A smaller percentage of our tenant leases do not provide for landlord funding but rather provide for tenant funded construction and furnishing of the leased premises prior to the formal commencement of the lease. We have concluded that the cumulative incremental straight-line rental revenue that would have been recognized on such leases if it had commenced with the turn-over of such space rather than the lease-specified commencement date to be immaterial to current and previous periods. The recognition of straight-line rental revenue on this accelerated basis is not expected to have a material effect on future periods and will have no effect on periodic or cumulative cash flows to be received pursuant to a tenant lease.

In February 2002, the FASB announced the rescission of Statement No. 4, "Reporting Gains and Losses from Extinguishment of Debt". Generally, such rescission has the effect of suspending the treatment of debt extinguishment costs as extraordinary items. The rescission was effective for the year ended December 31, 2003. Accordingly, in the comparative statements presented in 2003, we reclassified to other interest costs approximately $1.3 million of debt extinguishment costs recorded in 2002 that had been classified under then current accounting standards as extraordinary items.

NOTE 15  SEGMENTS

We have the following reportable segments:

- Retail and Other -- includes the operation and management of regional shopping centers, office and industrial properties, downtown specialty marketplaces, the retail and non-retail rental components of mixed-use projects and community retail centers

                        GENERAL GROWTH PROPERTIES, INC.

- Community Development -- includes the development and sale of land, primarily in large-scale, long-term community development projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas

Our two business segments offer different products or services and are managed separately because each requires different operating strategies or management expertise. Prior to the TRC Merger, substantially all of our business involved ownership and operation of shopping centers. As we evaluated operating results and resource allocation on a property-by-property basis, we had concluded that we had a single reportable segment. We do not distinguish or group our consolidated operations on a geographic basis. Further, all material operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues.

The operating measure used to assess operating results for the business segments is Real Estate Property Net Operating Income ("NOI"). Management believes that NOI provides useful information about a property's operating performance.

The accounting policies of the segments are the same as those described in Note 1, except that we account for real estate ventures in which we have joint interest and control and certain other minority interest ventures using the proportionate share method rather than the equity method. This difference affects only the reported revenues and operating expenses of the segments and has no effect on our reported net earnings.

                        GENERAL GROWTH PROPERTIES, INC.

Operating results for the segments and reconciliations of real estate property net operating income to income from continuing operations in the consolidated financial statements are as follows:

                                                           YEARS ENDED DECEMBER 31,
                                        ---------------------------------------------------------------
                                                        2004                       2003         2002
                                        -------------------------------------   ----------   ----------
                                          RETAIL      COMMUNITY                   RETAIL       RETAIL
                                        AND OTHER    DEVELOPMENT     TOTAL      AND OTHER    AND OTHER
                                        ----------   -----------   ----------   ----------   ----------
                                                                (IN THOUSANDS)
Property revenues:
  Minimum rents.......................  $1,354,138    $     --     $1,354,138   $1,061,772   $  835,423
  Tenant recoveries...................     608,989          --        608,989      472,471      380,537
  Overage rents.......................      65,065          --         65,065       43,552       36,451
  Land sales..........................          --     105,813        105,813           --           --
  Other...............................      84,184          --         84,184       49,456       42,653
                                        ----------    --------     ----------   ----------   ----------
     Total property revenues..........   2,112,376     105,813      2,218,189    1,627,251    1,295,064
                                        ----------    --------     ----------   ----------   ----------
Property operating expenses:
  Real estate taxes...................     167,866          --        167,866      128,332       95,062
  Repairs and maintenance.............     157,134          --        157,134      115,149       92,359
  Marketing...........................      61,571          --         61,571       49,934       41,961
  Other property operating costs......     282,244          --        282,244           --           --
  Land sales operations...............         125     103,200        103,325      214,181      161,241
  Provision for doubtful accounts.....      13,148          --         13,148        8,705        5,670
                                        ----------    --------     ----------   ----------   ----------
     Total property operating
       expenses.......................     682,690     103,200        785,288      516,301      396,293
                                        ----------    --------     ----------   ----------   ----------
Real estate property net operating
  income..............................  $1,429,686    $  2,613     $1,432,901   $1,110,950   $  898,771
                                        ==========    ========
Real estate property net operating income of unconsolidated
  properties....................................................     (294,933)    (293,104)    (261,340)
Management and other fees.......................................       82,896       84,138       75,479
Discontinued operations and other revenues......................       (2,680)      (5,110)      (2,880)
Property management and other costs.............................     (100,788)    (109,746)     (94,676)
General and administrative......................................       (9,499)      (8,533)      (8,720)
Depreciation and amortization...................................     (365,622)    (230,195)    (179,036)
                                                                   ----------   ----------   ----------
Operating income................................................      742,275      548,400      427,598
Interest income.................................................        3,227        2,308        3,689
Interest expense................................................     (472,185)    (278,543)    (219,029)
Income allocated to minority interest...........................     (105,473)    (110,984)     (86,213)
Income taxes....................................................       (2,383)         (98)        (119)
Equity in income of unconsolidated affiliates...................       88,191       94,480       80,825
                                                                   ----------   ----------   ----------
Income from continuing operations...............................   $  253,652   $  255,563   $  206,751
                                                                   ==========   ==========   ==========

                        GENERAL GROWTH PROPERTIES, INC.

The assets by segment and the reconciliation of total segment assets to the total assets in the consolidated financial statements at December 31, 2004, and 2003 are summarized as follows:

                                                                2004          2003
                                                             -----------   -----------
                                                                  (IN THOUSANDS)
Retail and Other...........................................  $25,630,362   $11,414,148
Community Development......................................    1,818,660            --
                                                             -----------   -----------
                                                              27,449,022    11,414,148
Unconsolidated Properties..................................   (3,918,661)   (2,516,504)
Corporate and Other........................................    2,188,264       685,253
                                                             -----------   -----------
Total Assets...............................................  $25,718,625   $ 9,582,897
                                                             ===========   ===========

NOTE 16  PRO FORMA FINANCIAL INFORMATION (UNAUDITED)

The following pro forma financial information has been presented as a result of acquisitions made during 2004 and 2003 (Note 3). The pro forma condensed consolidated statements of operations are based upon the historical financial information of General Growth, excluding discontinued operations, and the historical financial information of each of the acquisitions as if the acquisitions had occurred on the first day of the earliest period presented.

                        GENERAL GROWTH PROPERTIES, INC.

The following pro forma financial information may not necessarily be indicative of what our actual results would have been if such transactions had been completed as of the dates assumed nor does it purport to represent our results of operations for future periods. Management believes that the TRC Merger will create potential cost savings and operating efficiencies, such as elimination of redundant administrative and property management costs. Additionally, we expect to continue to finance or refinance certain properties with secured debt which is expected to bear interest at rates lower than the interest rates assumed in determining the pro forma interest expense adjustments in this pro forma financial information. These potential cost and interest savings have not been reflected in the accompanying unaudited pro forma condensed consolidated statements of operations as we are currently unable to quantify them and there is no assurance that any anticipated savings will be realized.

                                                                YEARS ENDED DECEMBER 31,
                                                              -----------------------------
                                                                  2004            2003
                                                              -------------   -------------
                                                                       (UNAUDITED)
                                                              (IN THOUSANDS EXCEPT FOR PER
                                                                     SHARE AMOUNTS)
Revenues:
  Minimum rents.............................................    $1,601,606      $1,520,928
  Tenant charges............................................       771,565         716,284
  Land sales................................................       297,636         243,411
  Other.....................................................       212,577         208,948
                                                                ----------      ----------
     Total revenues.........................................     2,883,384       2,689,571
                                                                ----------      ----------
Expenses:
  Real estate taxes.........................................       190,607         178,362
  Other property operating..................................       676,191         551,285
  Land sales operations.....................................        96,141          56,387
  Property management, general and administrative costs.....       149,756         171,449
  Depreciation and amortization.............................       610,295         545,077
                                                                ----------      ----------
     Total expenses.........................................     1,722,990       1,502,560
                                                                ----------      ----------
Operating income............................................     1,160,394       1,187,011
Interest expense, net.......................................      (987,422)       (877,081)
Income allocated to minority interests......................      (105,786)       (114,291)
Income taxes................................................        15,502          (3,941)
Equity in income of unconsolidated affiliates...............        56,022          63,557
                                                                ----------      ----------
Income from continuing operations...........................       138,710         255,255
Convertible preferred stock dividends.......................            --         (13,030)
                                                                ----------      ----------
Income from continuing operations available to common
  stockholders..............................................    $  138,710      $  242,225
                                                                ==========      ==========
Earnings from continuining operations per share:
  Basic.....................................................    $     0.59      $     1.12
  Diluted...................................................          0.59            1.11
Weighted-average common shares used in earnings per share
  calculation:
  Basic.....................................................       234,143         216,781
  Diluted...................................................       234,823         230,985

                        GENERAL GROWTH PROPERTIES, INC.

NOTE 17  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                2004
                                             -------------------------------------------
                                              FIRST      SECOND     THIRD       FOURTH
                                             QUARTER    QUARTER    QUARTER    QUARTER(B)
                                             --------   --------   --------   ----------
                                             (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
Total revenues.............................  $359,829   $374,375   $397,501    $671,140
Operating income...........................   152,522    145,469    168,291     275,993
Income from continuing operations..........    58,336     50,247     62,973      82,096
Income from discontinued operations........       786        901      1,000      11,513
Net income available to common
  shareholders.............................    59,122     51,148     63,973      93,609
Earnings from continuing operations:
  Basic(a).................................      0.27       0.23       0.29        0.36
  Diluted(a)...............................      0.27       0.22       0.29        0.36
Earnings from discontinued operations:
  Basic....................................        --       0.01         --        0.05
  Diluted..................................        --       0.01         --        0.05
Earnings per share:
  Basic(a).................................      0.27       0.24       0.29        0.41
  Diluted(a)...............................      0.27       0.23       0.29        0.41
Distributions declared per share...........      0.30       0.30       0.66          --
Weighted-average shares outstanding:
  Basic....................................   217,553    218,075    218,605     226,312
  Diluted..................................   218,479    218,882    219,298     227,200

                        GENERAL GROWTH PROPERTIES, INC.

                                                                 2003
                                             ---------------------------------------------
                                               FIRST      SECOND       THIRD      FOURTH
                                              QUARTER     QUARTER     QUARTER     QUARTER
                                             ---------   ---------   ---------   ---------
                                              (IN THOUSANDS EXCEPT FOR PER SHARE AMOUNTS)
Total revenues.............................  $271,788    $282,766    $325,565    $382,672
Operating income...........................   108,408     115,451     142,741     181,800
Income from continuing operations..........    47,199      49,969      60,055      98,340
Income from discontinued operations........     4,389       1,034       1,378       1,047
Net income available to common
  shareholders.............................    45,511      44,050      61,433      99,387
Earnings from continuing operations:
  Basic(a).................................      0.22        0.23        0.28        0.45
  Diluted(a)...............................      0.22        0.23        0.28        0.45
Earnings from discontinued operations:
  Basic....................................      0.02          --        0.01        0.01
  Diluted..................................      0.02          --          --        0.01
Earnings per share:
  Basic(a).................................      0.24        0.23        0.29        0.46
  Diluted(a)...............................      0.24        0.23        0.28        0.46
Distributions declared per share...........      0.24        0.24          --        0.30
Weighted-average shares outstanding:
  Basic....................................   187,785     188,623     210,889     215,785
  Diluted..................................   213,696     189,386     215,264     216,790

---------------

(a) Earnings (loss) per share for the quarters do not add up to the annual earnings per share due to the issuance of additional stock during the year.

(b) Includes results of operations of TRCLP subsequent to the November 12, 2004 TRC Merger.

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of General Growth Properties, Inc.
Chicago, Illinois

We have audited the consolidated financial statements of General Growth Properties, Inc. (the "Company") as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, management's assessment of the effectiveness on the Company's internal control over financial reporting as of December 31, 2004, and the effectiveness on the Company's internal control over financial reporting as of December 31, 2004, and have issued our reports thereon dated March 21, 2005 (which report on the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph relating to the change in accounting for debt extinguishment costs in 2003); such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audit also included the consolidated financial statement schedule of the Company listed in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on page F-1 of this Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audit. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

DELOITTE & TOUCHE LLP

Chicago, Illinois
March 21, 2005

                        GENERAL GROWTH PROPERTIES, INC.
            SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION
                               DECEMBER 31, 2004

       COL. A              COL. B                     COL. C                           COL. D
---------------------  ---------------   --------------------------------   -----------------------------
                                                                                  COSTS CAPITALIZED
                                                                              SUBSEQUENT TO ACQUISITION
                                                                            -----------------------------
                                                   INITIAL COST              NET LAND AND
                                         --------------------------------   BUILDINGS AND
                                                           BUILDINGS AND      EQUIPMENT        CARRYING
DESCRIPTION            ENCUMBRANCES(A)        LAND         EQUIPMENT(B)      IMPROVEMENTS      COSTS(C)
-----------            ---------------   --------------   ---------------   --------------   ------------
Alameda Plaza
  Pocatello, ID......  $            --   $      740,000   $     2,060,000   $        3,854   $         --
Ala Moana Center
  Honolulu, HI.......      557,260,648      336,229,260       473,770,740       18,479,206      5,520,385
Anaheim Property
  Anaheim, CA........               --               --         2,058,000          (72,470)            --
Animas Valley Mall
  Farmington, NM.....       27,015,824       10,783,000        30,165,000        5,235,054         21,325
Apache Mall
  Rochester, MN......       53,387,740        8,110,292        72,992,628       19,386,141        219,692
Austin Bluffs Plaza
  Colorado Springs,
  CO.................        2,577,471        1,080,000         3,007,000          116,605             --
Bailey Hills Plaza
  Eugene, OR.........               --          290,000           806,000           35,152             --
KIDK/Baskin Robbins
  Idaho Falls, ID....               --           60,000           168,000              814             --
Baybrook Mall
  Friendswood, TX....      157,971,610       13,300,000       117,162,546       17,283,553         13,693
Bayshore Mall Eureka,
  CA.................       33,101,341        3,004,345        27,398,907       30,537,783      2,913,529
Bellis Fair
  Bellingham, WA.....       68,480,546        7,616,458        47,040,131       14,520,560      6,145,403
Birchwood Mall Port
  Huron, MI..........       41,485,906        1,768,935        34,574,635       18,074,234      1,980,603
Boise Plaza
  Boise, ID..........               --          465,000         1,293,000         (309,382)            --
Boise Towne Plaza
  Boise, ID..........       11,825,425        3,988,000        11,101,000             (627)            --
Boise Towne Square
  Boise, ID..........       79,240,031       36,452,000       101,853,000       20,194,389             --
The Boulevard Mall
  Las Vegas, NV......      117,251,214       16,490,343       148,413,086        6,377,958             --
Burlington Town
  Center Burlington,
  VT.................               --        1,479,658        43,552,632           11,394             --
Cache Valley Mall
  Logan, UT..........               --        6,451,000        18,422,000        9,685,268        196,926
Cache Valley
  Marketplace Logan,
  UT.................               --        1,500,000         1,583,000        3,645,459         42,847

       COL. A                                COL. E                             COL. F           COL. G       COL. H
---------------------  --------------------------------------------------   ---------------   ------------   --------

                                     GROSS AMOUNTS AT WHICH
                                   CARRIED AT CLOSE OF PERIOD
                       --------------------------------------------------
                                         BUILDINGS AND                        ACCUMULATED       DATE OF        DATE
DESCRIPTION                 LAND           EQUIPMENT         TOTAL(D)       DEPRECIATION(E)   CONSTRUCTION   ACQUIRED
-----------            --------------   ---------------   ---------------   ---------------   ------------   --------
Alameda Plaza
  Pocatello, ID......  $      740,040   $     2,063,814   $     2,803,854   $      127,786                     2002
Ala Moana Center
  Honolulu, HI.......     336,229,497       497,770,094       833,999,591       89,458,940                     1999
Anaheim Property
  Anaheim, CA........              --         1,985,530         1,985,530          124,550                     2002
Animas Valley Mall
  Farmington, NM.....       6,464,479        39,739,900        46,204,379        2,611,777                     2002
Apache Mall
  Rochester, MN......       8,110,292        92,598,461       100,708,753       14,602,088                     1998
Austin Bluffs Plaza
  Colorado Springs,
  CO.................       1,080,183         3,123,422         4,203,605          190,755                     2002
Bailey Hills Plaza
  Eugene, OR.........         290,168           840,984         1,131,152           50,414                     2002
KIDK/Baskin Robbins
  Idaho Falls, ID....          60,476           168,338           228,814           10,435                     2002
Baybrook Mall
  Friendswood, TX....      13,852,978       133,906,814       147,759,792       18,687,713                     1999
Bayshore Mall Eureka,
  CA.................       3,005,039        60,849,525        63,854,564       24,795,601     1986-1987
Bellis Fair
  Bellingham, WA.....       7,485,224        67,837,328        75,322,552       31,795,548     1987-1988
Birchwood Mall Port
  Huron, MI..........       3,042,616        53,355,791        56,398,407       21,944,059     1989-1990
Boise Plaza
  Boise, ID..........         374,355         1,074,263         1,448,618           70,531                     2002
Boise Towne Plaza
  Boise, ID..........       3,987,857        11,100,516        15,088,373          694,923                     2002
Boise Towne Square
  Boise, ID..........      23,448,775       135,050,614       158,499,389        8,884,758                     2002
The Boulevard Mall
  Las Vegas, NV......      15,307,949       155,973,438       171,281,387       26,507,606                     1998
Burlington Town
  Center Burlington,
  VT.................       1,637,035        43,406,649        45,043,684        1,158,425                     2004
Cache Valley Mall
  Logan, UT..........       3,874,744        30,880,450        34,755,194        1,540,127                     2002
Cache Valley
  Marketplace Logan,
  UT.................       3,139,246         3,632,060         6,771,306          115,627                     2002

GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
       COL. A              COL. B                     COL. C                           COL. D
---------------------  ---------------   --------------------------------   -----------------------------
                                                                                  COSTS CAPITALIZED
                                                                              SUBSEQUENT TO ACQUISITION
                                                                            -----------------------------
                                                   INITIAL COST              NET LAND AND
                                         --------------------------------   BUILDINGS AND
                                                           BUILDINGS AND      EQUIPMENT        CARRYING
DESCRIPTION            ENCUMBRANCES(A)        LAND         EQUIPMENT(B)      IMPROVEMENTS      COSTS(C)
-----------            ---------------   --------------   ---------------   --------------   ------------
Capital Mall
  Jefferson City,
  MO.................       21,518,791        4,200,000        14,201,000        9,384,049             --
Century Plaza
  Birmingham, AL.....       30,800,000        3,164,000        28,513,908        5,836,221             --
Chapel Hills Mall
  Colorado Springs,
  CO.................       34,324,274        4,300,000        34,017,000       61,938,764         36,805
Chico Mall
  Chico, CA..........       30,600,000        8,110,390        54,093,129          714,372             --
Coastland Center
  Naples, FL.........      104,278,996       11,450,000       103,050,200        8,648,621             --
Colony Square Mall
  Zanesville, OH.....       41,083,300        1,000,000        24,500,000       17,788,169             --
Columbia Mall
  Columbia, MO.......       89,225,600        5,383,208        19,663,231       24,481,509      1,422,457
Coral Ridge Mall
  Coralville, IA.....      106,405,706        3,363,602        64,217,772       12,363,389      4,501,780
Coronado Center
  Albuquerque, NM....      101,250,000       33,072,272       148,799,184        1,280,949             --
Cottonwood Mall
  Salt Lake City,
  UT.................               --       12,616,000        35,697,000        1,904,009             --
Cottonwood Square
  Salt Lake City,
  UT.................               --        1,558,000         4,339,000           22,916             --
Country Hill Plaza
  Portage, UT........        5,276,057        3,620,000         9,080,000          321,695             --
The Crossroads
  Kalamazoo, MI......       42,568,961        6,800,000        61,200,000       19,860,230        298,358
Crossroads Center
  St Cloud, MN.......      119,460,218       10,812,523        72,202,847       30,235,367      1,488,014
Cumberland Mall
  Atlanta, GA........       94,524,385       15,198,568       136,787,110       11,106,737        188,458
Developments in
  Progress...........       60,327,000      173,536,919       256,022,000      130,410,365             --
Division Crossing
  Portland, OR.......        5,939,810        1,773,000         4,935,000          234,296             --
Eagle Ridge Mall Lake
  Wales, FL..........       26,800,000        7,619,865        49,560,538       11,421,254      5,719,079
Eastridge Mall
  Casper, WY.........       41,900,000        9,902,000        27,596,000        5,396,347             --
Eden Prairie Center
  Eden Prairie, MN...       86,144,788          465,063        19,024,047      115,705,065      9,506,545

GENERAL GROWTH PROPER  GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III -- REAL   SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
       COL. A                                COL. E                             COL. F           COL. G       COL. H
---------------------  --------------------------------------------------   ---------------   ------------   --------

                                     GROSS AMOUNTS AT WHICH
                                   CARRIED AT CLOSE OF PERIOD
                       --------------------------------------------------
                                         BUILDINGS AND                        ACCUMULATED       DATE OF        DATE
DESCRIPTION                 LAND           EQUIPMENT         TOTAL(D)       DEPRECIATION(E)   CONSTRUCTION   ACQUIRED
-----------            --------------   ---------------   ---------------   ---------------   ------------   --------
Capital Mall
  Jefferson City,
  MO.................       3,912,935        23,872,114        27,785,049        8,282,033                     1993
Century Plaza
  Birmingham, AL.....       3,164,000        34,350,129        37,514,129        7,444,339                     1997
Chapel Hills Mall
  Colorado Springs,
  CO.................       4,300,000        95,992,569       100,292,569       26,626,032                     1993
Chico Mall
  Chico, CA..........      16,957,589        45,960,302        62,917,891        1,402,577                     2003
Coastland Center
  Naples, FL.........      11,450,000       111,698,821       123,148,821       18,136,148                     1998
Colony Square Mall
  Zanesville, OH.....       1,243,184        42,044,985        43,288,169       19,251,327                     1986
Columbia Mall
  Columbia, MO.......       5,383,208        45,567,197        50,950,405       19,694,237     1984-1985
Coral Ridge Mall
  Coralville, IA.....       3,412,857        81,033,686        84,446,543       17,634,442     1998-1999
Coronado Center
  Albuquerque, NM....      33,072,272       150,080,133       183,152,405        7,988,270                     2003
Cottonwood Mall
  Salt Lake City,
  UT.................       7,613,427        42,603,582        50,217,009        2,824,794                     2002
Cottonwood Square
  Salt Lake City,
  UT.................       1,558,221         4,361,695         5,919,916          269,169                     2002
Country Hill Plaza
  Portage, UT........       3,620,000         9,401,695        13,021,695          568,847                     2002
The Crossroads
  Kalamazoo, MI......       6,800,000        81,358,588        88,158,588       11,799,875                     1999
Crossroads Center
  St Cloud, MN.......      13,206,441       101,532,310       114,738,751        9,775,388                     2000
Cumberland Mall
  Atlanta, GA........      16,749,496       146,531,377       163,280,873       23,981,769                     1998
Developments in
  Progress...........      45,243,769       514,725,515       559,969,284               --
Division Crossing
  Portland, OR.......       1,772,915         5,169,381         6,942,296          312,383                     2002
Eagle Ridge Mall Lake
  Wales, FL..........       7,619,865        66,700,871        74,320,736       17,632,459     1995-1996
Eastridge Mall
  Casper, WY.........       6,171,589        36,722,758        42,894,347        2,376,942                     2002
Eden Prairie Center
  Eden Prairie, MN...         492,585       144,208,135       144,700,720       17,216,391                     1997

GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
       COL. A              COL. B                     COL. C                           COL. D
---------------------  ---------------   --------------------------------   -----------------------------
                                                                                  COSTS CAPITALIZED
                                                                              SUBSEQUENT TO ACQUISITION
                                                                            -----------------------------
                                                   INITIAL COST              NET LAND AND
                                         --------------------------------   BUILDINGS AND
                                                           BUILDINGS AND      EQUIPMENT        CARRYING
DESCRIPTION            ENCUMBRANCES(A)        LAND         EQUIPMENT(B)      IMPROVEMENTS      COSTS(C)
-----------            ---------------   --------------   ---------------   --------------   ------------
Fallbrook Center West
  Hills, CA..........       74,957,000        6,117,338        10,076,520       90,198,476      6,445,196
Foothills Mall Fort
  Collins, CO........       44,996,631       10,052,653        90,495,739        5,949,442             --
Fort Union Midvale,
  UT.................        3,100,716          141,000         3,701,000           22,828             --
Four Seasons Town
  Center
  Greensboro, NC.....      110,512,930       24,976,933       136,636,477        8,308,196             --
Fox River Mall
  Appleton, WI.......      195,222,700        2,700,566        18,291,067       60,142,280      2,350,734
Fremont Plaza
  Las Vegas, NV......               --               --         3,956,000          156,594             --
Gateway Crossing
  Shopping Center
  Bountiful, UT......       16,494,902        4,104,000        11,422,000          286,518             --
Gateway Mall
  Springfield, OR....       42,172,919        8,728,263        34,707,170       22,776,289      7,698,614
Glenbrook Square Fort
  Wayne, IN..........      164,250,000       30,414,372       195,896,270          370,595             --
GGPLP Corp. Chicago,
  IL.................    6,702,815,060               --           556,740       91,157,850      4,215,742
Corporate
  Headquarters
  Chicago, IL........       23,160,764               --        29,035,310        2,184,058             --
The Grand Canal
  Shoppes at the
  Venetian
  Las Vegas, NV......      423,933,659               --       766,232,339       10,551,199             --
Grand Teton Mall
  Idaho Falls, ID....       28,945,548       13,104,000        36,813,000       14,214,911        103,094
Grand Traverse Mall
  Traverse City,
  MI.................       48,100,683        3,529,966        20,775,772       24,684,989      3,643,793
Greenwood Mall
  Bowling Green,
  KY.................       47,348,098        3,200,000        40,202,000       30,907,045        108,960
Halsey Crossing
  Gresham, OR........        2,906,922               --         4,363,000          109,033             --
Jordan Creek Town
  Center
  West Des Moines,
  IA.................      200,000,000       18,141,510       139,192,444               --      4,962,935

GENERAL GROWTH PROPER  GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III -- REAL   SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
       COL. A                                COL. E                             COL. F           COL. G       COL. H
---------------------  --------------------------------------------------   ---------------   ------------   --------

                                     GROSS AMOUNTS AT WHICH
                                   CARRIED AT CLOSE OF PERIOD
                       --------------------------------------------------
                                         BUILDINGS AND                        ACCUMULATED       DATE OF        DATE
DESCRIPTION                 LAND           EQUIPMENT         TOTAL(D)       DEPRECIATION(E)   CONSTRUCTION   ACQUIRED
-----------            --------------   ---------------   ---------------   ---------------   ------------   --------
Fallbrook Center West
  Hills, CA..........       6,127,138       106,710,392       112,837,530       36,837,812                     1984
Foothills Mall Fort
  Collins, CO........       9,263,802        97,234,032       106,497,834        3,227,329                     2003
Fort Union Midvale,
  UT.................              --         3,864,828         3,864,828          244,920                     2002
Four Seasons Town
  Center
  Greensboro, NC.....      27,231,494       142,690,112       169,921,606        3,609,102                     2004
Fox River Mall
  Appleton, WI.......       4,787,291        78,697,356        83,484,647       27,942,182     1983-1984
Fremont Plaza
  Las Vegas, NV......              --         4,112,594         4,112,594          246,778                     2002
Gateway Crossing
  Shopping Center
  Bountiful, UT......       4,103,858        11,708,660        15,812,518          769,538                     2002
Gateway Mall
  Springfield, OR....       8,728,263        65,182,073        73,910,336       26,415,977     1989-1990
Glenbrook Square Fort
  Wayne, IN..........      30,380,606       196,300,631       226,681,237        6,388,889                     2003
GGPLP Corp. Chicago,
  IL.................              --        95,930,332        95,930,332       54,363,669
Corporate
  Headquarters
  Chicago, IL........              --        31,219,368        31,219,368        5,468,986                     1997
The Grand Canal
  Shoppes at the
  Venetian
  Las Vegas, NV......              --       776,783,538       776,783,538       13,442,266                     2004
Grand Teton Mall
  Idaho Falls, ID....       9,322,131        54,912,874        64,235,005        3,016,930                     2002
Grand Traverse Mall
  Traverse City,
  MI.................       3,533,746        49,100,774        52,634,520       21,013,228     1990-1991
Greenwood Mall
  Bowling Green,
  KY.................       3,387,160        71,030,845        74,418,005       23,890,194                     1993
Halsey Crossing
  Gresham, OR........              --         4,472,033         4,472,033          274,491                     2002
Jordan Creek Town
  Center
  West Des Moines,
  IA.................      18,141,510       144,155,379       162,296,889        2,608,552          2004

GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
       COL. A              COL. B                     COL. C                           COL. D
---------------------  ---------------   --------------------------------   -----------------------------
                                                                                  COSTS CAPITALIZED
                                                                              SUBSEQUENT TO ACQUISITION
                                                                            -----------------------------
                                                   INITIAL COST              NET LAND AND
                                         --------------------------------   BUILDINGS AND
                                                           BUILDINGS AND      EQUIPMENT        CARRYING
DESCRIPTION            ENCUMBRANCES(A)        LAND         EQUIPMENT(B)      IMPROVEMENTS      COSTS(C)
-----------            ---------------   --------------   ---------------   --------------   ------------
Knollwood Mall St.
  Louis Park, MN.....       18,400,000               --         9,748,047       36,750,600      3,891,475
Lakeview Square
  Battle Creek, MI...       23,131,857        3,578,619        32,209,980       16,641,406        375,998
Landmark Mall
  Alexandria, VA.....       26,315,360       28,395,945        67,234,703       (1,636,606)     1,087,044
Lansing Mall
  Lansing, MI........       68,095,397        6,977,798        62,800,179       44,485,243        768,954
Lockport Mall
  Lockport, NY.......               --          800,000        10,000,000        4,272,423         23,656
Lynnhaven Mall
  Virginia Beach,
  VA.................      180,000,000       39,225,630       222,321,434        2,422,971          2,662
The Maine Mall
  Portland, MA.......      162,000,000       41,373,998       238,457,053        1,990,282             --
Mall of Louisiana
  Baton Rouge, LA....      185,000,000       24,590,822       246,452,070          349,214             --
Mall at Sierra Vista
  Sierra Vista, AZ...               --        4,550,000        18,658,000        1,402,323             --
Mall of the Bluffs
  Council Bluffs,
  IA.................       41,485,906        1,860,116        24,016,343       20,847,345      2,585,988
Mall St. Vincent
  Shreveport, LA.....       17,839,575        2,640,000        23,760,000        8,108,712          1,392
Marketplace Shopping
  Center
  Champaign, IL......      106,737,300        7,000,000        63,972,357       44,750,728        601,899
Mayfair
  Wauwatosa, WI......      194,309,464       14,706,639       224,846,565        7,833,031      1,066,454
Meadows Mall
  Las Vegas, NV......      110,091,727       24,633,921       104,088,306       15,404,623         69,253
MEPC Acquisition
  Financing..........               --               --        (1,549,401)         265,038             --
Northgate Mall
  Chattanooga, TN....       21,483,687        2,524,869        43,943,539        1,630,088          2,226
Northridge Fashion
  Center
  Northridge, CA.....      134,786,902       16,618,095       149,562,583       28,881,783      3,540,766
North Plains Mall
  Clovis, NM.........               --        4,676,000        13,033,000        1,363,670             --
North Temple Shops
  Salt Lake City,
  UT.................               --          168,000           468,000            5,431             --

GENERAL GROWTH PROPER  GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III -- REAL   SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
       COL. A                                COL. E                             COL. F           COL. G       COL. H
---------------------  --------------------------------------------------   ---------------   ------------   --------

                                     GROSS AMOUNTS AT WHICH
                                   CARRIED AT CLOSE OF PERIOD
                       --------------------------------------------------
                                         BUILDINGS AND                        ACCUMULATED       DATE OF        DATE
DESCRIPTION                 LAND           EQUIPMENT         TOTAL(D)       DEPRECIATION(E)   CONSTRUCTION   ACQUIRED
-----------            --------------   ---------------   ---------------   ---------------   ------------   --------
Knollwood Mall St.
  Louis Park, MN.....       7,025,606        43,364,516        50,390,122       19,346,894                     1978
Lakeview Square
  Battle Creek, MI...       3,578,619        49,227,384        52,806,003       10,817,580                     1996
Landmark Mall
  Alexandria, VA.....      28,395,945        66,685,141        95,081,086       11,494,529                     2003
Lansing Mall
  Lansing, MI........      11,496,394       103,535,780       115,032,174       19,294,599                     1996
Lockport Mall
  Lockport, NY.......         800,000        14,296,079        15,096,079        6,989,654                     1986
Lynnhaven Mall
  Virginia Beach,
  VA.................      33,697,604       230,275,093       263,972,697        8,476,144                     2003
The Maine Mall
  Portland, MA.......      41,373,998       240,447,335       281,821,333        7,202,948                     2003
Mall of Louisiana
  Baton Rouge, LA....      24,590,822       246,801,284       271,392,106        4,402,659                     2004
Mall at Sierra Vista
  Sierra Vista, AZ...       3,651,670        20,958,653        24,610,323        1,430,388                     2002
Mall of the Bluffs
  Council Bluffs,
  IA.................       1,895,220        47,414,572        49,309,792       20,380,503     1985-1986
Mall St. Vincent
  Shreveport, LA.....       2,640,000        31,870,104        34,510,104        6,047,411                     1998
Marketplace Shopping
  Center
  Champaign, IL......       7,000,000       109,324,984       116,324,984       21,304,433                     1997
Mayfair
  Wauwatosa, WI......      14,706,639       233,746,050       248,452,689       33,823,316                     2003
Meadows Mall
  Las Vegas, NV......      24,894,746       119,301,357       144,196,103       16,853,209                     2003
MEPC Acquisition
  Financing..........              --        (1,284,363)       (1,284,363)          53,815
Northgate Mall
  Chattanooga, TN....       2,524,869        45,575,853        48,100,722        7,647,575                     2003
Northridge Fashion
  Center
  Northridge, CA.....      16,866,397       181,736,830       198,603,227       30,455,093                     1998
North Plains Mall
  Clovis, NM.........       2,722,314        16,350,356        19,072,670        1,060,723                     2002
North Temple Shops
  Salt Lake City,
  UT.................         167,987           473,444           641,431           29,334                     2002

GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
       COL. A              COL. B                     COL. C                           COL. D
---------------------  ---------------   --------------------------------   -----------------------------
                                                                                  COSTS CAPITALIZED
                                                                              SUBSEQUENT TO ACQUISITION
                                                                            -----------------------------
                                                   INITIAL COST              NET LAND AND
                                         --------------------------------   BUILDINGS AND
                                                           BUILDINGS AND      EQUIPMENT        CARRYING
DESCRIPTION            ENCUMBRANCES(A)        LAND         EQUIPMENT(B)      IMPROVEMENTS      COSTS(C)
-----------            ---------------   --------------   ---------------   --------------   ------------
NorthTown Mall
  Spokane, WA........       80,557,531       38,445,000       107,330,000        4,282,616             --
Oak View Mall Omaha,
  NE.................       78,519,494       12,056,062       113,041,871        2,547,429             --
Oakwood Mall
  Eau Claire, WI.....       55,314,543        3,266,669        18,281,160       23,174,460      1,723,991
Oglethorpe Mall
  Savannah, GA.......       39,386,760       16,036,395        92,977,582        4,263,526        177,709
Orem Plaza Center
  Street
  Orem, UT...........        2,771,265        1,069,000         2,974,000           22,311             --
Orem Plaza State
  Street
  Orem, UT...........        1,715,084          592,000         1,649,000           39,776             --
Park City Center
  Lancaster, PA......      160,413,688        8,465,148       177,191,205        4,144,926         12,944
Park Place
  Tucson, AZ.........      188,962,627        4,996,024        44,993,177       96,385,331     13,523,774
Pecanland Mall
  Monroe, LA.........       64,913,732        7,190,000        64,710,000       10,658,506             --
Peachtree Mall
  Columbus, GA.......       53,000,000       22,051,603        67,678,571        2,552,142             --
Piedmont Mall
  Danville, VA.......       26,158,039        2,000,000        38,000,000       10,636,888         20,787
Pierre Bossier Mall
  Bossier City, LA...       38,571,826        5,280,707        47,558,468        7,937,364          2,186
Pine Ridge Mall
  Pocatello, ID......       28,250,000        8,375,000        23,337,000        1,129,715             --
The Pines
  Pine Bluff, AR.....       24,984,335        1,488,928        17,627,258       13,954,108      1,365,091
Plaza 800
  Sparks, NV.........               --        1,435,000         3,995,000           11,889             --
Plaza 9400
  Sandy, UT..........               --               --         9,114,000          188,936             --
Prince Kuhio Plaza
  Hilo, HI...........       41,476,942               --        42,028,685        1,756,659         10,737
Provo Towne Centre
  Provo, UT..........       52,881,491       21,767,302        68,296,000       (1,082,382)        59,165
Red Cliffs Mall St.
  George, UT.........       26,850,000        7,019,000        19,644,000        7,994,833             --
Red Cliffs Plaza St.
  George, UT.........               --               --         2,366,000          499,957             --
Regency Square Mall
  Jacksonville, FL...      103,239,181       16,497,552       148,477,968       17,410,602        118,881

GENERAL GROWTH PROPER  GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III -- REAL   SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
       COL. A                                COL. E                             COL. F           COL. G       COL. H
---------------------  --------------------------------------------------   ---------------   ------------   --------

                                     GROSS AMOUNTS AT WHICH
                                   CARRIED AT CLOSE OF PERIOD
                       --------------------------------------------------
                                         BUILDINGS AND                        ACCUMULATED       DATE OF        DATE
DESCRIPTION                 LAND           EQUIPMENT         TOTAL(D)       DEPRECIATION(E)   CONSTRUCTION   ACQUIRED
-----------            --------------   ---------------   ---------------   ---------------   ------------   --------
NorthTown Mall
  Spokane, WA........      22,407,494       127,650,122       150,057,616        8,421,535                     2002
Oak View Mall Omaha,
  NE.................      12,056,062       115,589,300       127,645,362       13,454,576                     2003
Oakwood Mall
  Eau Claire, WI.....       3,266,669        43,179,611        46,446,280       20,561,513     1985-1986
Oglethorpe Mall
  Savannah, GA.......      16,036,395        97,418,817       113,455,212       14,356,446                     2003
Orem Plaza Center
  Street
  Orem, UT...........       1,068,592         2,996,719         4,065,311          185,287                     2002
Orem Plaza State
  Street
  Orem, UT...........         592,396         1,688,380         2,280,776          103,297                     2002
Park City Center
  Lancaster, PA......       8,465,148       181,349,075       189,814,223       28,040,119                     2003
Park Place
  Tucson, AZ.........       4,715,836       155,182,470       159,898,306       23,714,539                     1996
Pecanland Mall
  Monroe, LA.........      10,101,102        72,457,404        82,558,506        5,312,951                     2002
Peachtree Mall
  Columbus, GA.......      22,051,603        70,230,713        92,282,316        3,911,406                     2003
Piedmont Mall
  Danville, VA.......       2,000,000        48,657,675        50,657,675       11,569,850                     1995
Pierre Bossier Mall
  Bossier City, LA...       5,283,970        55,494,755        60,778,725        9,781,376                     1998
Pine Ridge Mall
  Pocatello, ID......       4,905,207        27,936,508        32,841,715        1,845,571                     2002
The Pines
  Pine Bluff, AR.....       1,247,414        33,187,971        34,435,385       14,982,620     1985-1986
Plaza 800
  Sparks, NV.........              --         5,441,889         5,441,889          274,347                     2002
Plaza 9400
  Sandy, UT..........              --         9,302,936         9,302,936          578,437                     2002
Prince Kuhio Plaza
  Hilo, HI...........           9,082        43,786,999        43,796,081        6,892,447                     2002
Provo Towne Centre
  Provo, UT..........      13,485,901        75,554,184        89,040,085        5,075,185                     2002
Red Cliffs Mall St.
  George, UT.........       5,116,379        29,541,454        34,657,833        1,975,671                     2002
Red Cliffs Plaza St.
  George, UT.........              --         2,865,957         2,865,957          146,657                     2002
Regency Square Mall
  Jacksonville, FL...      17,884,037       164,620,966       182,505,003       26,614,044                     1998

GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
       COL. A              COL. B                     COL. C                           COL. D
---------------------  ---------------   --------------------------------   -----------------------------
                                                                                  COSTS CAPITALIZED
                                                                              SUBSEQUENT TO ACQUISITION
                                                                            -----------------------------
                                                   INITIAL COST              NET LAND AND
                                         --------------------------------   BUILDINGS AND
                                                           BUILDINGS AND      EQUIPMENT        CARRYING
DESCRIPTION            ENCUMBRANCES(A)        LAND         EQUIPMENT(B)      IMPROVEMENTS      COSTS(C)
-----------            ---------------   --------------   ---------------   --------------   ------------
Rio West Mall Gallup,
  NM.................       22,844,000               --        19,500,000        6,657,454             --
River Falls Mall
  Clarksville, IN....               --        3,177,688        54,610,421       13,756,847      5,281,892
River Hills Mall
  Mankato, MN........       83,017,800        3,713,529        29,013,757       22,295,189      2,674,311
Riverlands Shopping
  Center LaPlace,
  LA.................               --          500,000         4,500,000        3,425,594         43,842
River Pointe Plaza
  West Jordan, UT....        4,292,554        1,302,000         3,623,000          115,029             --
Riverside Plaza
  Provo, UT..........        6,143,294        2,475,000         6,890,000        1,390,317          6,877
RiverTown Crossings
  Grandville, MI.....      125,510,999       10,972,923        97,141,738       30,563,679     13,280,645
Rogue Valley Mall
  Medford, OR........       27,801,951        5,728,225        51,564,598        1,325,905             --
Saint Louis Galleria
  St. Louis, MO......      176,250,000       36,773,639       184,645,237        2,059,048             --
Salem Center Salem,
  OR.................       27,980,686       11,885,000        33,253,000        1,621,416             --
Sikes Senter Wichita
  Falls, TX..........       41,500,000       12,758,642        50,566,596          701,179             --
Silver Lake Mall
  Coeur d'Alene,
  ID.................               --        7,704,000        21,472,000          204,357             --
Sooner Mall Norman,
  OK.................       59,205,800        2,700,000        24,300,000       17,430,011             --
Southlake Mall
  Morrow, GA.........      105,996,100        6,700,000        60,406,902       12,491,652        192,535
Southland Mall
  Hayward, CA........       88,915,063        8,904,277        80,142,961        6,567,767             --
Southshore Mall
  Aberdeen, WA.......               --          650,000        15,350,000        5,589,170             --
Southwest Plaza
  Littleton, CO......       79,095,272        9,000,000       103,983,673       27,125,015        973,804
Spokane Valley Mall
  Spokane, WA........       41,248,340       19,297,000        54,970,000        3,803,452             --
Spokane Valley Plaza
  Spokane, WA........               --        3,558,000        10,150,000            2,653             --
Spring Hill Mall West
  Dundee, IL.........       84,575,560       12,400,000       111,643,525       12,545,263         44,540

GENERAL GROWTH PROPER  GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III -- REAL   SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
       COL. A                                COL. E                             COL. F           COL. G       COL. H
---------------------  --------------------------------------------------   ---------------   ------------   --------

                                     GROSS AMOUNTS AT WHICH
                                   CARRIED AT CLOSE OF PERIOD
                       --------------------------------------------------
                                         BUILDINGS AND                        ACCUMULATED       DATE OF        DATE
DESCRIPTION                 LAND           EQUIPMENT         TOTAL(D)       DEPRECIATION(E)   CONSTRUCTION   ACQUIRED
-----------            --------------   ---------------   ---------------   ---------------   ------------   --------
Rio West Mall Gallup,
  NM.................              --        26,157,454        26,157,454       11,542,937                     1986
River Falls Mall
  Clarksville, IN....       4,825,545        72,001,303        76,826,848       31,104,512     1989-1990
River Hills Mall
  Mankato, MN........       4,707,482        52,989,304        57,696,786       21,519,153     1990-1991
Riverlands Shopping
  Center LaPlace,
  LA.................       1,100,950         7,368,486         8,469,436          952,338                     1998
River Pointe Plaza
  West Jordan, UT....       1,301,531         3,738,498         5,040,029          231,621                     2002
Riverside Plaza
  Provo, UT..........       2,475,227         8,286,967        10,762,194          476,005                     2002
RiverTown Crossings
  Grandville, MI.....       7,246,462       144,712,523       151,958,985       24,407,601     1998-1999
Rogue Valley Mall
  Medford, OR........      21,913,520        36,705,208        58,618,728        1,433,839                     2003
Saint Louis Galleria
  St. Louis, MO......      36,773,639       186,704,285       223,477,924        8,115,220                     2003
Salem Center Salem,
  OR.................       6,966,434        39,792,982        46,759,416        2,644,513                     2002
Sikes Senter Wichita
  Falls, TX..........      12,758,642        51,267,775        64,026,417        2,602,107                     2003
Silver Lake Mall
  Coeur d'Alene,
  ID.................       4,447,556        24,932,801        29,380,357        1,642,831                     2002
Sooner Mall Norman,
  OK.................       2,580,578        41,849,433        44,430,011        9,035,091                     1996
Southlake Mall
  Morrow, GA.........       6,700,000        73,091,089        79,791,089       14,890,277                     1997
Southland Mall
  Hayward, CA........      14,120,774        81,494,231        95,615,005        4,777,092                     2002
Southshore Mall
  Aberdeen, WA.......         650,000        20,939,170        21,589,170       10,142,304                     1986
Southwest Plaza
  Littleton, CO......       9,000,000       132,082,492       141,082,492       23,146,758                     1998
Spokane Valley Mall
  Spokane, WA........      11,455,446        66,615,006        78,070,452        4,387,720                     2002
Spokane Valley Plaza
  Spokane, WA........       3,557,601        10,153,052        13,710,653          626,883                     2002
Spring Hill Mall West
  Dundee, IL.........      12,400,000       124,233,328       136,633,328       20,748,904                     1998

GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
       COL. A              COL. B                     COL. C                           COL. D
---------------------  ---------------   --------------------------------   -----------------------------
                                                                                  COSTS CAPITALIZED
                                                                              SUBSEQUENT TO ACQUISITION
                                                                            -----------------------------
                                                   INITIAL COST              NET LAND AND
                                         --------------------------------   BUILDINGS AND
                                                           BUILDINGS AND      EQUIPMENT        CARRYING
DESCRIPTION            ENCUMBRANCES(A)        LAND         EQUIPMENT(B)      IMPROVEMENTS      COSTS(C)
-----------            ---------------   --------------   ---------------   --------------   ------------
Stonestown San
  Francisco, CA......      220,000,000       67,000,000       246,272,110        6,407,278             --
Three Rivers Mall
  Kelso, WA..........       23,000,000        7,068,000        19,917,000        1,580,545             --
Town East Mall
  Mesquite (Dallas),
  TX.................      115,547,423        9,528,518       141,627,727        7,367,954             --
Twin Falls Crossing
  Twin Falls, ID.....               --          275,000           767,000              373             --
Tucson Mall
  Tucson, AZ.........      127,547,820               --       181,424,484       20,771,036        405,608
University Crossing
  Orem, UT...........       12,314,888        3,420,000         9,526,000          443,397             --
Valley Hills Mall
  Hickory, NC........       61,325,090        3,443,594        31,025,471       40,859,458      1,699,275
Valley Plaza Mall
  Bakersfield, CA....      104,367,801       12,685,151       114,166,356       10,677,012        228,553
Victoria Ward
  Centers(g)
  Honolulu, HI.......      153,000,000      164,006,531        89,320,759       10,108,155             --
Visalia Mall
  Visalia, CA........       47,330,972       16,466,000        47,699,000        9,570,164             --
West Valley Mall
  Tracy, CA..........       64,598,455        9,295,045        47,789,310       27,090,024      8,072,671
Westwood Mall
  Jackson, MI........       37,110,400        2,658,208        23,923,869        6,491,247            538
White Mountain Mall
  Rock Springs, WY...               --        2,335,000         6,520,000        4,887,882          4,495
Woodlands Village
  Flagstaff, AZ......        7,848,688        2,689,000         7,484,000           32,124             --
Yellowstone Square
  Idaho Falls, ID....               --        1,057,000         2,943,000           10,465             --
Miscellaneous Real
  Estate.............               --        1,306,800         1,586,000       (1,584,678)       108,462
THE ROUSE COMPANY
  OPERATING
  PROPERTIES(F):
Fashion Show
  Las Vegas, NV......      380,000,000       87,544,000       120,347,000      385,285,000             --
Providence Place
  Providence, RI.....      302,524,000               --       463,568,000               --             --

GENERAL GROWTH PROPER  GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III -- REAL   SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
       COL. A                                COL. E                             COL. F           COL. G       COL. H
---------------------  --------------------------------------------------   ---------------   ------------   --------

                                     GROSS AMOUNTS AT WHICH
                                   CARRIED AT CLOSE OF PERIOD
                       --------------------------------------------------
                                         BUILDINGS AND                        ACCUMULATED       DATE OF        DATE
DESCRIPTION                 LAND           EQUIPMENT         TOTAL(D)       DEPRECIATION(E)   CONSTRUCTION   ACQUIRED
-----------            --------------   ---------------   ---------------   ---------------   ------------   --------
Stonestown San
  Francisco, CA......      67,000,000       252,679,388       319,679,388        2,957,666                     2004
Three Rivers Mall
  Kelso, WA..........       4,312,238        24,253,307        28,565,545        1,594,870                     2002
Town East Mall
  Mesquite (Dallas),
  TX.................       7,710,985       150,813,214       158,524,199       14,496,422
Twin Falls Crossing
  Twin Falls, ID.....         275,499           766,874         1,042,373           47,536                     2002
Tucson Mall
  Tucson, AZ.........              --       202,601,128       202,601,128       16,442,225                     2001
University Crossing
  Orem, UT...........       3,419,812         9,969,585        13,389,397          619,486                     2002
Valley Hills Mall
  Hickory, NC........       5,656,275        71,371,523        77,027,798       12,697,580                     1997
Valley Plaza Mall
  Bakersfield, CA....      12,685,151       125,071,921       137,757,072       19,898,341                     1998
Victoria Ward
  Centers(g)
  Honolulu, HI.......     165,504,492        97,930,953       263,435,445       10,085,887                     2002
Visalia Mall
  Visalia, CA........      11,052,128        62,683,036        73,735,164        4,079,691                     2002
West Valley Mall
  Tracy, CA..........      10,885,507        81,361,543        92,247,050       20,626,736          1995
Westwood Mall
  Jackson, MI........       3,571,208        29,502,654        33,073,862        6,724,592                     1996
White Mountain Mall
  Rock Springs, WY...       1,362,805        12,384,572        13,747,377          799,798                     2002
Woodlands Village
  Flagstaff, AZ......       2,688,652         7,516,472        10,205,124          464,082                     2002
Yellowstone Square
  Idaho Falls, ID....       1,057,200         2,953,265         4,010,465          183,250                     2002
Miscellaneous Real
  Estate.............       1,306,800           109,784         1,416,584              242                     2002
THE ROUSE COMPANY
  OPERATING
  PROPERTIES(F):
Fashion Show
  Las Vegas, NV......      87,544,000       505,632,000       593,176,000       64,336,000          1981       1996
Providence Place
  Providence, RI.....              --       463,568,000       463,568,000        6,225,000          1999       2004

GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
       COL. A              COL. B                     COL. C                           COL. D
---------------------  ---------------   --------------------------------   -----------------------------
                                                                                  COSTS CAPITALIZED
                                                                              SUBSEQUENT TO ACQUISITION
                                                                            -----------------------------
                                                   INITIAL COST              NET LAND AND
                                         --------------------------------   BUILDINGS AND
                                                           BUILDINGS AND      EQUIPMENT        CARRYING
DESCRIPTION            ENCUMBRANCES(A)        LAND         EQUIPMENT(B)      IMPROVEMENTS      COSTS(C)
-----------            ---------------   --------------   ---------------   --------------   ------------
Staten Island Mall
  Staten Island,
  NY.................      169,602,000       37,867,000       197,274,000        5,417,000             --
North Star San
  Antonio, TX........      251,000,000       54,000,000       173,343,000        8,367,000             --
Lakeside Mall
  Sterling Heights,
  MI.................      195,000,000       51,300,000       175,161,000        4,793,000             --
The Mall in Columbia
  Columbia, MD.......      160,657,000        7,179,000                --      203,347,000             --
Willowbrook
  Wayne, NJ..........      172,288,000       56,819,000       114,629,000       15,702,000             --
Pioneer Place
  Portland, OR.......      127,058,000        2,813,000                --      178,319,000             --
Woodbridge Center
  Woodbridge, NJ.....      225,000,000       27,032,000                --      135,731,000             --
The Streets at South
  Point
  Durham, NC.........      134,592,000       18,266,000       143,474,000          658,000             --
Ridgedale Center
  Minneapolis, MN....      105,000,000       20,216,000       129,171,000        2,563,000             --
Arizona Center
  Phoenix, AZ........       29,345,000           96,000                --      151,151,000             --
Paramus Park Paramus,
  NJ.................       98,349,000       13,476,000                --      131,906,000             --
Fashion Place
  Salt Lake City,
  UT.................       65,229,000       19,379,000       119,715,000        4,062,000             --
Beachwood Place
  Cleveland, OH......      108,633,000       10,673,000                --      129,461,000             --
Owings Mills
  Baltimore, MD......               --       25,170,000                --      112,933,000             --
Oviedo Marketplace
  Orlando, FL........       53,656,000        9,389,000                --      122,350,000             --
Collin Creek
  Plano, TX..........       72,972,000       26,419,000       102,037,000        1,994,000             --
Oxmoor
  Louisville, KY.....       66,364,000               --       124,487,000               --             --
Westlake Center
  Seattle, WA........       68,680,000       10,582,000                --      105,553,000             --
The Gallery at
  Harborplace
  Baltimore, MD......       89,256,000        6,648,000                --      107,267,000             --

GENERAL GROWTH PROPER  GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III -- REAL   SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
       COL. A                                COL. E                             COL. F           COL. G       COL. H
---------------------  --------------------------------------------------   ---------------   ------------   --------

                                     GROSS AMOUNTS AT WHICH
                                   CARRIED AT CLOSE OF PERIOD
                       --------------------------------------------------
                                         BUILDINGS AND                        ACCUMULATED       DATE OF        DATE
DESCRIPTION                 LAND           EQUIPMENT         TOTAL(D)       DEPRECIATION(E)   CONSTRUCTION   ACQUIRED
-----------            --------------   ---------------   ---------------   ---------------   ------------   --------
Staten Island Mall
  Staten Island,
  NY.................      37,867,000       202,691,000       240,558,000       10,102,000          1973       2003
North Star San
  Antonio, TX........      54,000,000       181,710,000       235,710,000       19,267,000          1960       2002
Lakeside Mall
  Sterling Heights,
  MI.................      51,300,000       179,954,000       231,254,000       15,988,000          1976       2002
The Mall in Columbia
  Columbia, MD.......       7,179,000       203,347,000       210,526,000       47,509,000          1971
Willowbrook
  Wayne, NJ..........      56,819,000       130,331,000       187,150,000       12,101,000          1969       2002
Pioneer Place
  Portland, OR.......       2,813,000       178,319,000       181,132,000       44,307,000          1990
Woodbridge Center
  Woodbridge, NJ.....      27,032,000       135,731,000       162,763,000       51,827,000          1971
The Streets at South
  Point
  Durham, NC.........      18,266,000       144,132,000       162,398,000       13,804,000          2002       2002
Ridgedale Center
  Minneapolis, MN....      20,216,000       131,734,000       151,950,000       11,333,000          1974       2002
Arizona Center
  Phoenix, AZ........          96,000       151,151,000       151,247,000       48,852,000          1990
Paramus Park Paramus,
  NJ.................      13,476,000       131,906,000       145,382,000       32,278,000          1974
Fashion Place
  Salt Lake City,
  UT.................      19,379,000       123,777,000       143,156,000       13,355,000          1972       1998
Beachwood Place
  Cleveland, OH......      10,673,000       129,461,000       140,134,000       26,656,000          1978
Owings Mills
  Baltimore, MD......      25,170,000       112,933,000       138,103,000       24,538,000          1986
Oviedo Marketplace
  Orlando, FL........       9,389,000       122,350,000       131,739,000       14,986,000          1998
Collin Creek
  Plano, TX..........      26,419,000       104,031,000       130,450,000        9,385,000          1981       2002
Oxmoor
  Louisville, KY.....              --       124,487,000       124,487,000          623,000          1971       2004
Westlake Center
  Seattle, WA........      10,582,000       105,553,000       116,135,000       38,356,000          1988
The Gallery at
  Harborplace
  Baltimore, MD......       6,648,000       107,267,000       113,915,000       38,541,000          1987

GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
       COL. A              COL. B                     COL. C                           COL. D
---------------------  ---------------   --------------------------------   -----------------------------
                                                                                  COSTS CAPITALIZED
                                                                              SUBSEQUENT TO ACQUISITION
                                                                            -----------------------------
                                                   INITIAL COST              NET LAND AND
                                         --------------------------------   BUILDINGS AND
                                                           BUILDINGS AND      EQUIPMENT        CARRYING
DESCRIPTION            ENCUMBRANCES(A)        LAND         EQUIPMENT(B)      IMPROVEMENTS      COSTS(C)
-----------            ---------------   --------------   ---------------   --------------   ------------
Bayside Marketplace
  Miami, FL..........       67,744,000               --                --      109,311,000             --
Mall St. Matthews
  Louisville, KY.....      155,896,000               --                --      107,800,000             --
White Marsh
  Baltimore, MD......       73,545,000       10,783,000                --       92,371,000             --
Faneuil Hall
  Marketplace Boston,
  MA.................               --               --                --      100,956,000             --
Governor's Square
  Tallahassee, FL....       64,336,000               --                --       88,931,000             --
Oakwood Center
  Gretna, LA.........       49,615,000       15,938,000                --       69,777,000             --
Augusta Mall Augusta,
  GA.................       50,006,000        4,697,000                --       76,654,000             --
Riverwalk
  New Orleans, LA....       12,399,000               --                --       75,035,000             --
Hulen Mall Ft. Worth,
  TX.................      121,000,000        7,575,000                --       67,426,000             --
Southland Center
  Taylor, MI.........       56,500,000        6,581,000        62,362,000          669,000             --
Harborplace
  Baltimore, MD......       30,545,000               --                --       63,447,000             --
South Street Seaport
  New York, NY.......       16,050,000               --                --       46,100,000             --
Blue Cross & Blue
  Shield Building I
  Baltimore, MD......       16,128,000        1,000,000                --       44,139,000             --
Village of Cross Keys
  Baltimore, MD......       12,782,000          925,000                --       41,147,000             --
Mondawmin Mall
  Baltimore, MD......       16,835,000        2,251,000                --       25,964,000             --
Aon Building II
  Baltimore, MD......       14,902,000        1,000,000                --       26,072,000             --
Hunt Valley 75 Hunt
  Valley, MD.........       14,538,000        8,136,000        14,187,000        4,455,000             --
Seventy Columbia Corp
  Ctr Columbia, MD...       20,429,000          857,000                --       24,504,000             --
Senate Plaza Camp
  Hill, PA...........       12,778,000        2,284,000        13,319,000        3,944,000             --
Woodlands Houston,
  TX.................        1,715,000        4,527,000        15,043,000         (938,000)            --

GENERAL GROWTH PROPER  GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III -- REAL   SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
       COL. A                                COL. E                             COL. F           COL. G       COL. H
---------------------  --------------------------------------------------   ---------------   ------------   --------

                                     GROSS AMOUNTS AT WHICH
                                   CARRIED AT CLOSE OF PERIOD
                       --------------------------------------------------
                                         BUILDINGS AND                        ACCUMULATED       DATE OF        DATE
DESCRIPTION                 LAND           EQUIPMENT         TOTAL(D)       DEPRECIATION(E)   CONSTRUCTION   ACQUIRED
-----------            --------------   ---------------   ---------------   ---------------   ------------   --------
Bayside Marketplace
  Miami, FL..........              --       109,311,000       109,311,000       31,279,000          1987
Mall St. Matthews
  Louisville, KY.....              --       107,800,000       107,800,000       32,895,000          1962
White Marsh
  Baltimore, MD......      10,783,000        92,371,000       103,154,000       30,394,000          1981
Faneuil Hall
  Marketplace Boston,
  MA.................              --       100,956,000       100,956,000       25,250,000          1976
Governor's Square
  Tallahassee, FL....              --        88,931,000        88,931,000       27,534,000          1979
Oakwood Center
  Gretna, LA.........      15,938,000        69,777,000        85,715,000       22,706,000          1966
Augusta Mall Augusta,
  GA.................       4,697,000        76,654,000        81,351,000       12,583,000          1978
Riverwalk
  New Orleans, LA....              --        75,035,000        75,035,000       21,319,000          1986
Hulen Mall Ft. Worth,
  TX.................       7,575,000        67,426,000        75,001,000       19,699,000          1977
Southland Center
  Taylor, MI.........       6,581,000        63,031,000        69,612,000        5,635,000          1970       2002
Harborplace
  Baltimore, MD......              --        63,447,000        63,447,000       17,470,000          1980
South Street Seaport
  New York, NY.......              --        46,100,000        46,100,000               --          1983
Blue Cross & Blue
  Shield Building I
  Baltimore, MD......       1,000,000        44,139,000        45,139,000       16,504,000          1989
Village of Cross Keys
  Baltimore, MD......         925,000        41,147,000        42,072,000       15,192,000          1965
Mondawmin Mall
  Baltimore, MD......       2,251,000        25,964,000        28,215,000       12,935,000          1956
Aon Building II
  Baltimore, MD......       1,000,000        26,072,000        27,072,000       11,150,000          1987
Hunt Valley 75 Hunt
  Valley, MD.........       8,136,000        18,642,000        26,778,000        3,865,000          1984       1998
Seventy Columbia Corp
  Ctr Columbia, MD...         857,000        24,504,000        25,361,000        8,611,000          1992
Senate Plaza Camp
  Hill, PA...........       2,284,000        17,263,000        19,547,000        7,278,000          1972       1998
Woodlands Houston,
  TX.................       4,527,000        14,105,000        18,632,000          589,000          1996       2003

GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
       COL. A              COL. B                     COL. C                           COL. D
---------------------  ---------------   --------------------------------   -----------------------------
                                                                                  COSTS CAPITALIZED
                                                                              SUBSEQUENT TO ACQUISITION
                                                                            -----------------------------
                                                   INITIAL COST              NET LAND AND
                                         --------------------------------   BUILDINGS AND
                                                           BUILDINGS AND      EQUIPMENT        CARRYING
DESCRIPTION            ENCUMBRANCES(A)        LAND         EQUIPMENT(B)      IMPROVEMENTS      COSTS(C)
-----------            ---------------   --------------   ---------------   --------------   ------------
Blue Cross & Blue
  Shield Building II
  Baltimore, MD......        5,858,000        1,000,000                --       16,196,000             --
Fifty Columbia Corp
  Ctr
  Columbia, MD.......       10,842,000          463,000                --       15,740,000             --
Centerpointe
  Baltimore, MD......        5,901,000        3,855,000        11,302,000          883,000             --
Aon Building I
  Baltimore, MD......        7,656,000          650,000                --       15,326,000             --
Forty Columbia Corp
  Ctr
  Columbia, MD.......       10,468,000          636,000                --       15,147,000             --
Sixty Columbia Corp
  Ctr
  Columbia, MD.......       13,468,000        1,050,000                --       14,594,000             --
Schilling Plaza North
  Baltimore, MD......        5,225,000        4,470,000         8,059,000        2,305,000             --
Canyon Center Las
  Vegas, NV..........       10,797,000        2,081,000         7,161,000        5,589,000             --
Schilling Plaza South
  Baltimore, MD......               --        5,000,000         7,402,000        1,688,000             --
Canyon Center C&D
  Las Vegas, NV......           92,000        1,722,000                --       12,101,000             --
Thirty Columbia Corp
  Ctr Columbia, D....        7,852,000        1,160,000                --       12,172,000             --
Crossing Business
  Center Phase III
  Las Vegas, NV......        7,318,000        2,842,000         1,416,000        8,216,000             --
American City
  Building Columbia,
  MD.................               --               --                --       12,288,000             --
Twenty Columbia Corp
  Ctr Columbia, MD...        3,512,000          927,000                --       10,039,000             --
10000 W. Charleston
  Arbors Summerlin,
  NV.................       23,254,000          695,000                --        9,665,000             --

GENERAL GROWTH PROPER  GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III -- REAL   SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
       COL. A                                COL. E                             COL. F           COL. G       COL. H
---------------------  --------------------------------------------------   ---------------   ------------   --------

                                     GROSS AMOUNTS AT WHICH
                                   CARRIED AT CLOSE OF PERIOD
                       --------------------------------------------------
                                         BUILDINGS AND                        ACCUMULATED       DATE OF        DATE
DESCRIPTION                 LAND           EQUIPMENT         TOTAL(D)       DEPRECIATION(E)   CONSTRUCTION   ACQUIRED
-----------            --------------   ---------------   ---------------   ---------------   ------------   --------
Blue Cross & Blue
  Shield Building II
  Baltimore, MD......       1,000,000        16,196,000        17,196,000        5,714,000          1990
Fifty Columbia Corp
  Ctr
  Columbia, MD.......         463,000        15,740,000        16,203,000        6,696,000          1989
Centerpointe
  Baltimore, MD......       3,855,000        12,185,000        16,040,000        2,447,000          1987       1998
Aon Building I
  Baltimore, MD......         650,000        15,326,000        15,976,000        6,956,000          1988
Forty Columbia Corp
  Ctr
  Columbia, MD.......         636,000        15,147,000        15,783,000        7,085,000          1987
Sixty Columbia Corp
  Ctr
  Columbia, MD.......       1,050,000        14,594,000        15,644,000        2,256,000          1999
Schilling Plaza North
  Baltimore, MD......       4,470,000        10,364,000        14,834,000        2,398,000          1980       1998
Canyon Center Las
  Vegas, NV..........       2,081,000        12,750,000        14,831,000        3,538,000          1998
Schilling Plaza South
  Baltimore, MD......       5,000,000         9,090,000        14,090,000        2,567,000          1987       1998
Canyon Center C&D
  Las Vegas, NV......       1,722,000        12,101,000        13,823,000        3,217,000          1998
Thirty Columbia Corp
  Ctr Columbia, D....       1,160,000        12,172,000        13,332,000        6,500,000          1986
Crossing Business
  Center Phase III
  Las Vegas, NV......       2,842,000         9,632,000        12,474,000        2,630,000          1996
American City
  Building Columbia,
  MD.................              --        12,288,000        12,288,000        9,979,000          1969
Twenty Columbia Corp
  Ctr Columbia, MD...         927,000        10,039,000        10,966,000        5,857,000          1981
10000 W. Charleston
  Arbors Summerlin,
  NV.................         695,000         9,665,000        10,360,000        2,929,000          1999

GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
       COL. A              COL. B                     COL. C                           COL. D
---------------------  ---------------   --------------------------------   -----------------------------
                                                                                  COSTS CAPITALIZED
                                                                              SUBSEQUENT TO ACQUISITION
                                                                            -----------------------------
                                                   INITIAL COST              NET LAND AND
                                         --------------------------------   BUILDINGS AND
                                                           BUILDINGS AND      EQUIPMENT        CARRYING
DESCRIPTION            ENCUMBRANCES(A)        LAND         EQUIPMENT(B)      IMPROVEMENTS      COSTS(C)
-----------            ---------------   --------------   ---------------   --------------   ------------
201 International
  Circle Baltimore,
  MD.................        3,420,000        5,464,000         3,763,000          906,000             --
Metro Plaza
  Baltimore, MD......               --          205,000                --        9,834,000             --
Crossing Business
  Center Phase I
  Las Vegas, NV......        6,528,000        1,326,000         7,951,000          659,000             --
Riverspark/ Building
  2
  Columbia, MD.......        1,266,000        2,783,000         6,594,000          286,000             --
Ten Columbia Corp Ctr
  Columbia, D........               --          733,000                --        8,281,000             --
10190 Covington Cross
  Las Vegas, NV......        6,157,000        1,257,000           398,000        7,061,000             --
Riverspark Building B
  Columbia, MD.......               --        2,117,000         2,545,000        3,366,000             --
USA Group Las Vegas,
  NV.................        6,006,000        1,197,000         4,880,000        1,557,000             --
Miscellaneous Real
  Estate.............       98,798,000       48,633,000        90,692,000       64,665,000
Purchase accounting
  related
  adjustments........      155,635,000      673,023,000     6,086,090,000   (3,121,262,000)
                       ---------------   --------------   ---------------   --------------   ------------
TOTAL THE ROUSE
  COMPANY OPERATING
  PROPERTIES.........    4,073,001,000    1,314,711,000     8,206,370,000        1,925,000             --
                       ---------------   --------------   ---------------   --------------   ------------
THE ROUSE COMPANY
  INVESTMENT LAND AND
  LAND HELD FOR
  DEVELOPMENT AND
  SALE(F):
Summerlin Summerlin,
  NV.................       18,147,000       74,029,000                --      169,471,000             --
The Bridgelands
  Houston, TX........       57,917,000      104,898,000                --       13,117,000             --
Columbia and Emerson
  Howard County, MD..               --       53,000,000                --       39,595,000             --

GENERAL GROWTH PROPER  GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III -- REAL   SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
       COL. A                                COL. E                             COL. F           COL. G       COL. H
---------------------  --------------------------------------------------   ---------------   ------------   --------

                                     GROSS AMOUNTS AT WHICH
                                   CARRIED AT CLOSE OF PERIOD
                       --------------------------------------------------
                                         BUILDINGS AND                        ACCUMULATED       DATE OF        DATE
DESCRIPTION                 LAND           EQUIPMENT         TOTAL(D)       DEPRECIATION(E)   CONSTRUCTION   ACQUIRED
-----------            --------------   ---------------   ---------------   ---------------   ------------   --------
201 International
  Circle Baltimore,
  MD.................       5,464,000         4,669,000        10,133,000        1,324,000          1982       1998
Metro Plaza
  Baltimore, MD......         205,000         9,834,000        10,039,000        5,911,000                     1982
Crossing Business
  Center Phase I
  Las Vegas, NV......       1,326,000         8,610,000         9,936,000        2,206,000          1994       1996
Riverspark/ Building
  2
  Columbia, MD.......       2,783,000         6,880,000         9,663,000        1,274,000          1987       1998
Ten Columbia Corp Ctr
  Columbia, D........         733,000         8,281,000         9,014,000        4,826,000          1981
10190 Covington Cross
  Las Vegas, NV......       1,257,000         7,459,000         8,716,000        1,735,000          1997
Riverspark Building B
  Columbia, MD.......       2,117,000         5,911,000         8,028,000        1,067,000          1985       1998
USA Group Las Vegas,
  NV.................       1,197,000         6,437,000         7,634,000        1,317,000          1998
Miscellaneous Real
  Estate.............      48,633,000       155,357,000       203,990,000       47,816,000
Purchase accounting
  related
  adjustments........     670,033,000     2,967,818,000     3,637,851,000     (969,419,000)                    2004
                       --------------   ---------------   ---------------   --------------
TOTAL THE ROUSE
  COMPANY OPERATING
  PROPERTIES.........   1,311,721,000     8,211,285,000     9,523,006,000       36,083,000
                       --------------   ---------------   ---------------   --------------
THE ROUSE COMPANY
  INVESTMENT LAND AND
  LAND HELD FOR
  DEVELOPMENT AND
  SALE(F):
Summerlin Summerlin,
  NV.................     243,500,000                --       243,500,000               --          1996
The Bridgelands
  Houston, TX........     118,015,000                --       118,015,000               --          2003
Columbia and Emerson
  Howard County, MD..      92,595,000                --        92,595,000               --          1985

GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
       COL. A              COL. B                     COL. C                           COL. D
---------------------  ---------------   --------------------------------   -----------------------------
                                                                                  COSTS CAPITALIZED
                                                                              SUBSEQUENT TO ACQUISITION
                                                                            -----------------------------
                                                   INITIAL COST              NET LAND AND
                                         --------------------------------   BUILDINGS AND
                                                           BUILDINGS AND      EQUIPMENT        CARRYING
DESCRIPTION            ENCUMBRANCES(A)        LAND         EQUIPMENT(B)      IMPROVEMENTS      COSTS(C)
-----------            ---------------   --------------   ---------------   --------------   ------------
Fairwood Prince
  George's County,
  MD.................               --       58,266,000                --               --             --
Miscellaneous Real
  Estate.............               --               --                --           74,000             --
Purchase accounting
  related
  adjustments........               --    1,355,507,000                --     (229,944,000)            --
                       ---------------   --------------   ---------------   --------------   ------------
TOTAL INVESTMENT LAND
  AND LAND HELD FOR
  DEVELOPMENT AND
  SALE...............       76,064,000    1,645,700,000                --       (7,687,000)            --
                       ---------------   --------------   ---------------   --------------   ------------
TOTAL NET PROPERTY
  AND EQUIPMENT AND
  INVESTMENT LAND AND
  LAND HELD FOR
  DEVELOPMENT AND
  SALE...............  $18,776,021,843   $4,719,160,914   $16,708,656,316   $1,747,178,902   $133,796,047
                       ===============   ==============   ===============   ==============   ============

GENERAL GROWTH PROPER  GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III -- REAL   SCHEDULE III -- REAL ESTATE AND ACCUMULATED DEPRECIATION -- (CONTINUED)
       COL. A                                COL. E                             COL. F           COL. G       COL. H
---------------------  --------------------------------------------------   ---------------   ------------   --------

                                     GROSS AMOUNTS AT WHICH
                                   CARRIED AT CLOSE OF PERIOD
                       --------------------------------------------------
                                         BUILDINGS AND                        ACCUMULATED       DATE OF        DATE
DESCRIPTION                 LAND           EQUIPMENT         TOTAL(D)       DEPRECIATION(E)   CONSTRUCTION   ACQUIRED
-----------            --------------   ---------------   ---------------   ---------------   ------------   --------
Fairwood Prince
  George's County,
  MD.................      58,266,000                --        58,266,000               --          2004
Miscellaneous Real
  Estate.............          74,000                --            74,000               --
Purchase accounting
  related
  adjustments........   1,125,563,000                --     1,125,563,000                           2004
                       --------------   ---------------   ---------------   --------------
TOTAL INVESTMENT LAND
  AND LAND HELD FOR
  DEVELOPMENT AND
  SALE...............   1,638,013,000                --     1,638,013,000               --
                       --------------   ---------------   ---------------   --------------
TOTAL NET PROPERTY
  AND EQUIPMENT AND
  INVESTMENT LAND AND
  LAND HELD FOR
  DEVELOPMENT AND
  SALE...............  $4,542,808,561   $18,765,983,618   $23,308,792,179   $1,453,487,719
                       ==============   ===============   ===============   ==============

                        GENERAL GROWTH PROPERTIES, INC.

                             NOTES TO SCHEDULE III
                             (DOLLARS IN THOUSANDS)

(a) See description of mortgage notes and other debt payable in Note 6 of Notes to Consolidated Financial Statements.

(b) Initial cost for constructed malls is cost at end of first complete calendar year subsequent to opening.

(c) Carrying costs consist of capitalized construction-period interest and taxes.

(d) The aggregate cost of land, buildings and equipment for federal income tax purposes is approximately $16,570,519.

                         RECONCILIATION OF REAL ESTATE

                                                     2004          2003         2002
                                                  -----------   ----------   ----------
Balance at beginning of year....................  $ 9,677,348   $6,957,996   $5,090,106
Acquisitions....................................   11,235,608    2,474,222    1,089,643
Investment land and land held for development
  and sale......................................    1,645,700           --           --
Additions.......................................      804,556      257,372      778,247
Dispositions....................................      (54,420)     (12,242)          --
                                                  -----------   ----------   ----------
Balance at end of year..........................  $23,308,792   $9,677,348   $6,957,996
                                                  ===========   ==========   ==========

                   RECONCILIATION OF ACCUMULATED DEPRECIATION

                                                       2004         2003        2002
                                                    ----------   ----------   --------
Balance at beginning of year......................  $1,101,235   $  798,431   $625,544
Depreciation expense..............................     352,253      205,780    172,887
Other additions (primarily purchase of interest in
  GGP Ivanhoe III)................................          --       97,024         --
                                                    ----------   ----------   --------
Balance at end of year............................  $1,453,488   $1,101,235   $798,431
                                                    ==========   ==========   ========

(e)  Depreciation is computed based upon the following estimated lives:

                                                               YEARS
                                                               -----
Buildings, improvements and carrying costs..................   40-45
Equipment, tenant improvements and fixtures.................    5-10
Purchased intangibles.......................................    5-15

(f) Represents historical carrying values of properties acquired in the TRC Merger. As individual property values have not been finalized, purchase accounting related adjustments are presented in total.

(g) Includes Ward Entertainment Center, Ward Warehouse, Ward Village and Village Shops.

       2.1     Agreement and Plan of Merger by and Among The Rouse Company,
               General Growth Properties, Inc. and Red Acquisition, LLC dated as of August 19, 2004 (previously filed as Exhibit 2.1 to our Current Report on Form 8-K/A filed August 24, 2004, incorporated herein by reference).
       3.1     Second Amended and Restated Certificate of Incorporation of
               General Growth Properties, Inc. filed with the Delaware
               Secretary of State on May 24, 1995 (previously filed as an exhibit to our Annual Report on Form 10-K for the year ended
               December 31, 2003, incorporated herein by reference).
       3.2 Certificate of Correction filed to correct an error in the Second Amended and Restated Certificate of Incorporation of
               General Growth Properties, Inc. filed with the Delaware
               Secretary of State on December 21, 1995 (previously filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1995, incorporated herein by reference).
       3.3     Certificate of Amendment of Second Amended and Restated
               Certificate of Incorporation of General Growth Properties,
               Inc. filed with the Delaware Secretary of State on May 20,
               1997 (previously filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1997, incorporated herein by reference).
       3.4     Second Certificate of Amendment of Second Amended and
               Restated Certificate of Incorporation of General Growth
               Properties, Inc. filed with the Delaware Secretary of State on May 17, 1999 (previously filed as an exhibit to our Current Report on Form 8-K, dated July 12, 1999, incorporated herein by reference).
       3.5     Certificate of Amendment of Second Amended and Restated
               Certificate of Incorporation of General Growth Properties,
               Inc. filed with the Delaware Secretary of State on November
               20, 2003 (previously filed as an exhibit to our Annual
               Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference).
       3.6 Bylaws of General Growth Properties, Inc. (previously filed as an exhibit to our Current Report on Form 8-K filed on February 25, 1994, incorporated herein by reference).
       3.7     Amendment to Article IV, Section 4.1 of the Bylaws
               (previously filed as an exhibit to our Annual Report on Form
               10-K for the year ended December 31, 1994, incorporated herein by reference).
       3.8     Amended and Restated Section 3.9 of the Bylaws of General
               Growth Properties, Inc. (as of February 5, 2003) (previously filed as an exhibit to our Quarterly Report on Form 10-Q dated May 9, 2003, incorporated herein by reference).
       3.9     Purchase Agreement, dated April 17, 2002, among General
               Growth Properties, Inc., the Operating Partnership, GGPLP
               L.L.C., Goldman Sachs 2002 Exchange Place Fund, L.P. and
               GSEP 2002 Realty Corp. (previously filed as an exhibit to our Quarterly Report on Form 10-Q dated May 10, 2002, incorporated herein by reference).
       3.10    Purchase Agreement dated April 23, 2002, among General
               Growth Properties, Inc., the Operating Partnership, GGPLP
               L.L.C., the Goldman Sachs 2002 Exchange Place Fund, L.P. and
               GSEP 2002 Realty Corp. (previously filed as an exhibit to our Quarterly Report on Form 10-Q dated May 10, 2002, incorporated herein by reference).
       4.1 Redemption Rights Agreement, dated July 13, 1995, by and among the Operating Partnership, General Growth Properties,
               Inc. and the persons listed on the signature pages thereof
               (previously filed as an exhibit to our Current Report on Form 8-K dated July 17, 1996, incorporated herein by reference).
       4.2 Redemption Rights Agreement dated December 6, 1996, among the Operating Partnership, Forbes/Cohen Properties, a
               Michigan general partnership, Lakeview Square Associates, a
               Michigan general partnership, and Jackson Properties, a Michigan general partnership (previously filed as an exhibit to our Current Report on Form 8-K dated January 3, 1997, incorporated herein by reference).
       4.3     Redemption Rights Agreement, dated June 19, 1997, among the
               Operating Partnership, General Growth Properties, Inc., and
               CA Southlake Investors, Ltd., a Georgia limited partnership
               (previously filed as an exhibit to our Annual Report on Form
               10-K for the year ended December 31, 1997, incorporated herein by reference).
       4.4     Redemption Rights Agreement dated October 23, 1997, among
               General Growth Properties, Inc., the Operating Partnership and Peter Leibowits (previously filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31,
               1997, incorporated herein by reference).

       4.5     Certificate of Designation of Series A Junior Participating
               Preferred Stock filed with the Delaware Secretary of State on November 18, 1998 (previously filed as an exhibit to our Current Report from on 8-K, dated November 18, 1998, incorporated herein by reference).
       4.6     Certificate of Amendment and Restatement of Certificate of
               Designations, Preferences and Rights of 8.95% Cumulative
               Redeemable Preferred Stock, Series B filed with the Delaware
               Secretary of State on May 8, 2002 (previously filed as an exhibit to our Current Report on Form 8-K dated July 10,
               2002, incorporated herein by reference).
       4.7     Certificate of Designations, Preferences and Rights of 8.5%
               Cumulative Convertible Preferred Stock, Series C filed with the Delaware Secretary of State on July 10, 2002 (previously filed as an exhibit to our Current Report on Form 8-K dated
               July 10, 2002, incorporated herein by reference).
       4.8     Certificate of Designations, Preferences and Rights of 8.75%
               Cumulative Redeemable Preferred Stock, Series D filed with the Delaware Secretary of State on July 10, 2002 (previously filed as an exhibit to our Current Report on Form 8-K dated
               July 10, 2002, incorporated herein by reference).
       4.9     Certificate of Designations, Preferences and Rights of 8.95%
               Cumulative Redeemable Preferred Stock, Series E filed with the Delaware Secretary of State on July 10, 2002 (previously filed as an exhibit to our Current Report on Form 8-K dated
               July 10, 2002, incorporated herein by reference).
       4.10    Certificate of Designations, Preferences and Rights of 8.75%
               Cumulative Redeemable Preferred Stock, Series F filed with the Delaware Secretary of State on July 10, 2002 (previously filed as an exhibit to our Current Report on Form 8-K dated
               July 10, 2002, incorporated herein by reference).
       4.11    Certificate of Designations, Preferences and Rights of 8.95%
               Cumulative Redeemable Preferred Stock, Series G filed with the Delaware Secretary of State on April 17, 2002
               (previously filed with the Delaware Secretary of State as an exhibit to our Quarterly Report on Form 10-Q dated May 10,
               2002, incorporated herein by reference).
       4.12    Certificate of Correction of Certificate of Designations,
               Preferences and Rights of 8.95% Cumulative Redeemable
               Preferred Stock Series G filed with the Delaware Secretary of State on April 29, 2002 (previously filed as an exhibit to our Current Report on Form 8-K dated July 24, 2002, incorporated herein by reference).
       4.13    Certificate of Designations, Preferences and Rights of 7%
               Cumulative Convertible Preferred Stock, Series H filed with the Delaware Secretary of State on November 27, 2002
               (previously filed as an exhibit to our Annual Report on Form
               10-K for the year ended December 31, 2002, incorporated herein by reference).
       4.14    Redemption Rights Agreement dated April 2, 1998, among the
               Operating Partnership, General Growth Properties, Inc. and
               Southwest Properties Venture (previously filed as an exhibit to our Current Report on Form 8-K dated May 26, 1998, incorporated herein by reference).
       4.15    Rights Agreement, dated November 18, 1998, between General
               Growth Properties, Inc. and Norwest Bank Minnesota, N.A., as
               Rights Agent (including the Form of Certificate of
               Designation of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the Form of Right Certificate attached thereto as Exhibit B and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C)
               (previously filed as an exhibit to our current report on Form 8-K, dated November 18, 1998, incorporated herein by reference).
       4.16    First Amendment to Rights Agreement, dated as of November
               10, 1999, between General Growth Properties, Inc. and
               Norwest Bank Minnesota, N.A. (previously filed as an exhibit to our Current Report on Form 8-K, dated November 23, 1999, incorporated herein by reference).
       4.17    Second Amendment to Rights Agreement, dated as of December
               31, 2001, between General Growth Properties, Inc. and Mellon
               Investor Services, LLC, successor to Norwest Bank Minnesota,
               N.A. (previously filed as an exhibit to our Registration
               Statement on Form S-3 (No. 333-82134) dated February 5,
               2002, incorporated herein by reference).
       4.18 Form of Common Stock Certificate (previously filed as an exhibit to our Annual Report on Form 10-K for the year ended
               December 31, 2004, incorporated herein by reference).
       4.19    Letter Agreement concerning Rights Agreement, dated November
               10, 1999, between the Operating Partnership and NYSCRF
               (previously filed as an exhibit to our Current Report on Form 8-K, dated November 23, 1999, incorporated herein by reference).

       4.20 Redemption Rights Agreement, dated October 21, 1998, among the Operating Partnership, General Growth Properties, Inc.
               and the persons on the signature pages thereof (previously filed as an exhibit to our Current Report on Form 8-K dated
               November 13, 1998, incorporated herein by reference).
       4.21    Redemption Rights Agreement, dated July 21, 1998, among the
               Operating Partnership, General Growth Properties, Inc.,
               Nashland Associates, a Tennessee general partnership, and HRE Altamonte, Inc., a Delaware corporation (previously filed as an exhibit to our Current Report on Form 8-K/A dated October 2, 1998, incorporated herein by reference).
       4.22 Redemption Rights Agreement, dated December 11, 2003, by and among the Operating Partnership, General Growth Properties,
               Inc. and Everitt Enterprises, Inc. (previously filed as an exhibit to our Annual Report on Form 10-K for the year ended
               December 31, 2002, incorporated herein by reference).
       4.23    The Rouse Company and The First National Bank of Chicago
               (Trustee) Indenture dated as of February 24, 1995.
      10.1     Second Amended and Restated Agreement of Limited Partnership
               of the Operating Partnership, dated April 1, 1998
               (previously filed as an exhibit to our Quarterly Report on Form 10-Q dated May 14, 1998, as amended May 21, 1998, incorporated herein by reference).
      10.2     First Amendment to Second Amended and Restated Agreement of
               Limited Partnership of the Operating Partnership, dated as of June 10, 1998 (previously filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31,
               2002, incorporated herein by reference).
      10.3     Second Amendment to Second Amended and Restated Agreement of
               Limited Partnership of the Operating Partnership, dated as of June 29, 1998 (previously filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31,
               2002, incorporated herein by reference).
      10.4     Third Amendment to Second Amended and Restated Agreement of
               Limited Partnership of the Operating Partnership, dated as of February 15, 2002 (previously filed as an exhibit to our Current Report on Form 8-K dated July 10, 2002, incorporated herein by reference).
      10.5     Amendment to Second Amended and Restated Agreement of
               Limited Partnership of the Operating Partnership, dated as of April 24, 2002 (previously filed as an exhibit to our Current Report on Form 8-K dated July 10, 2002, incorporated herein by reference).
      10.6     Fourth Amendment to Second Amended and Restated Agreement of
               Limited Partnership of the Operating Partnership, dated as of July 10, 2002 (previously filed as an exhibit to our Current Report on Form 8-K dated July 10, 2002, incorporated herein by reference).
      10.7     Amendment to Second Amended and Restated Agreement of
               Limited Partnership of the Operating Partnership, dated as of November 27, 2002 (previously filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31,
               2002, incorporated herein by reference).
      10.8     Sixth Amendment to Second Amended and Restated Agreement of
               Limited Partnership of the Operating Partnership, and
               Exhibit A to the Amendment, dated as of November 20, 2003
               (previously filed as an exhibit to our Annual Report on Form
               10-K for the year ended December 31, 2003, incorporated herein by reference).
      10.9     Amendment to Second Amended and Restated Agreement of
               Limited Partnership of the Operating Partnership, and
               Exhibit A to the Amendment, dated as of December 11, 2003
               (previously filed as an exhibit to our Annual Report on Form
               10-K for the year ended December 31, 2003, incorporated herein by reference).
      10.10    Amendment dated November 12, 2004 to the Second Amended and
               Restated Agreement of Limited Partnership of GGP Limited
               Partnership (previously filed as an exhibit to our Current
               Report on Form 8-K/A dated November 12, 2004, incorporated herein by reference).
      10.11    Rights Agreement, dated July 27, 1993, between General
               Growth Properties, Inc. and certain other parties named therein (previously filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1993, incorporated herein by reference).
      10.12 Amendment to Rights Agreement, dated as of February 1, 2000, between General Growth Properties, Inc. and certain other parties named therein (previously filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31,
               1994, incorporated herein by reference).

      10.13    Form of Indemnification Agreement between the Operating
               Partnership, Martin Bucksbaum, Matthew Bucksbaum, Mall
               Investment L.P. and M. Bucksbaum Company (previously filed as an exhibit to our Registration Statement on Form S-11
               (No. 33-56640), incorporated herein by reference).
      10.14 Form of Registration Rights Agreement, dated April 15, 1993, between General Growth Properties, Inc., Martin Bucksbaum,
               Matthew Bucksbaum and the other parties named therein
               (previously filed as an exhibit to our Registration
               Statement on Form S-11 (No. 33-56640), incorporated herein by reference).
      10.15    Amendment to Registration Rights Agreement, dated February
               1, 2000, between General Growth Properties, Inc. and certain other parties named therein (previously filed as an exhibit to our Annual Report on Form 10-K for the year ended
               December 31, 1994, incorporated herein by reference).
      10.16    Form of Registration Rights Agreement between General Growth
               Properties, Inc., Chase Manhattan Bank, as trustee for the
               IBM Retirement Plan and WFA Growth Realty Associates Limited
               Partnership (previously filed as an exhibit to our Registration Statement on Form S-11 (No. 33-56640), incorporated herein by reference).
      10.17    Form of Incidental Registration Rights Agreement between
               General Growth Properties, Inc., the Equitable Life
               Assurance Society of the United States, Frank Russell Trust
               Company Commingled Employee Benefit Trust Real Estate Equity
               Fund and WFC Management Corporation (previously filed as an exhibit to our Registration Statement on Form S-11 (No.
               33-56640), incorporated herein by reference).
      10.18 Form of Letter Agreements restricting sale of certain shares of Common Stock (previously filed as an exhibit to our Registration Statement on Form S-11 (No. 33-56640), incorporated herein by reference).
      10.19*   Letter Agreement dated October 14, 1993, between General
               Growth Properties, Inc. and Bernard Freibaum (previously filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 1993, incorporated herein by reference).
      10.20*   General Growth Properties, Inc. 1998 Incentive Stock Plan
               (previously filed as an exhibit to our Annual Report on Form
               10-K for the year ended December 31, 1998, incorporated herein by reference).
      10.21*   Amendment to General Growth Properties, Inc. 1998 Incentive
               Stock Plan, dated May 9, 2000 (previously filed as an exhibit to our Quarterly Report on Form 10-Q dated August
               13, 2001, incorporated herein by reference).
      10.22*   General Growth Properties, Inc. 2003 Incentive Stock Plan
               (previously filed as an exhibit to our Registration
               Statement (333-105882) on Form S-8 dated June 6, 2003, incorporated herein by reference).
      10.23 Second Amended and Restated Operating Partnership Agreement of GGPLP L.L.C., dated April 17, 2002 (previously filed as an exhibit to our Quarterly Report on Form 10-Q dated May
               10, 2002, incorporated herein by reference).
      10.24    First Amendment to the Second Amended and Restated Operating
               Agreement of GGPLP L.L.C., dated April 23, 2002 (previously filed as an exhibit to our Quarterly Report on Form 10-Q dated May 10, 2002, incorporated herein by reference).
      10.25    Second Amendment to the Second Amended and Restated
               Operating Agreement of GGPLP L.L.C., dated May 13, 2002
               (previously filed as an exhibit to our Quarterly Report on Form 10-Q dated August 13, 2002, incorporated herein by reference).
      10.26    Third Amendment to the Second Amended and Restated Operating
               Agreement of GGPLP L.L.C., dated October 30, 2002
               (previously filed as an exhibit to our Annual Report on Form
               10-K for the year ended December 31, 2002, incorporated herein by reference).
      10.27    Fourth Amendment to the Second Amended and Restated
               Operating Agreement of GGPLP L.L.C., dated April 7, 2003
               (previously filed as an exhibit to our Quarterly Report on Form 10-Q dated May 9, 2003, incorporated herein by reference).
      10.28    Fifth Amendment to the Second Amended and Restated Operating
               Agreement of GGPLP L.L.C., dated April 11, 2003 (previously filed as an exhibit to our Quarterly Report on Form 10-Q dated May 9, 2003, incorporated herein by reference).

      10.29    Sixth Amendment dated November 10, 2004 to the Second
               Amended and Restated Operating Agreement of GGPLP, L.L.C.
               (previously filed as an exhibit to our Current Report on Form 8-K/A, dated November 12, 2004, incorporated herein by reference).
      10.30    Registration Rights Agreement dated May 25, 2000 between
               General Growth Properties, Inc. and Goldman Sachs 2000
               Exchange Place Fund, L.P. (previously filed as an exhibit to our Quarterly Report on Form 10-Q dated August 9, 2000, incorporated herein by reference).
      10.31    Registration Rights Agreement, dated April 17, 2002, between
               General Growth Properties, Inc. and GSEP 2002 Realty Corp.
               (previously filed as an exhibit to our Quarterly Report on Form 10-Q dated May 10, 2002, incorporated herein by reference).
      10.32    Redemption Rights Agreement (PDC Common Units), dated July
               10, 2002, by and among the Operating Partnership, General
               Growth Properties, Inc. and the persons listed on the signature pages thereof (previously filed as an exhibit to our Current Report on Form 8-K dated July 10, 2002, incorporated herein by reference).
      10.33 Redemption Rights Agreement (PDC Series B Preferred Units), dated July 10, 2002, by and among the Operating Partnership, General Growth Properties, Inc. and the persons listed on the signature pages thereof (previously filed as an exhibit to our Current Report on Form 8-K dated July 10, 2002, incorporated herein by reference).
      10.34 Redemption Rights Agreement (PDC Series C Preferred Units), dated November 27, 2002, by and among the Operating
               Partnership, General Growth Properties, Inc. and JSG, LLC
               (previously filed as an exhibit to our Annual Report on Form
               10-K for the year ended December 31, 2002, incorporated herein by reference).
      10.35    Redemption Rights Agreement (PDC Common Units), dated
               November 27, 2002, by and among the Operating Partnership,
               General Growth Properties, Inc. and JSG, LLC (previously filed as an exhibit to our Annual Report on Form 10-K for the year ended December 31, 2002, incorporated herein by reference).
      10.36    Operating Agreement, dated November 10, 1999, between the
               Operating Partnership, The Comptroller of the State of New
               York as Trustee of the Common Retirement Fund ('NYSCRF"), and GGP/Homart II L.L.C. a Delaware limited liability company ('GGP/ Homart II") (previously filed as an exhibit to our Current Report on Form 8-K, dated November 23, 1999, incorporated herein by reference).
      10.37 Contribution Agreement dated November 10, 1999, by and between the Operating Partnership and GGP/Homart II
               (Northbrook Court) (previously filed as an exhibit to our Current Report on Form 8-K/A, dated January 11, 2000, incorporated herein by reference).
      10.38 Contribution Agreement dated November 10, 1999, by and between the Operating Partnership and GGP/Homart II
               (Altamonte Mall) (previously filed as an exhibit to our Current Report on Form 8-K/A, dated January 11, 2000, incorporated herein by reference).
      10.39 Contribution Agreement dated November 10, 1999, by and between the Operating Partnership and GGP/Homart II (Natick
               Trust) (previously filed as an exhibit to our Current Report on Form 8-K/A, dated January 11, 2000, incorporated herein by reference).
      10.40 Contribution Agreement dated November 10, 1999, by and between the Operating Partnership and GGP/Homart II
               (Stonebriar Centre) (previously filed as an exhibit to our Current Report on Form 8-K/A, dated January 11, 2000, incorporated herein by reference).
      10.41 Contribution Agreement dated November 10, 1999, by and between NYSCRF and GGP/Homart II (Carolina Place)
               (previously filed as an exhibit to our Current Report on Form 8-K/A, dated January 11, 2000, incorporated herein by reference).
      10.42 Contribution Agreement dated November 10, 1999, by and between NYSCRF and GGP/Homart II (Alderwood Mall)
               (previously filed as an exhibit to our Current Report on Form 8-K/A, dated January 11, 2000, incorporated herein by reference).
      10.43 Contribution Agreement dated November 10, 1999, by and between NYSCRF and GGP/Homart II (Montclair Plaza)
               (previously filed as an exhibit to our Current Report on Form 8-K/A, dated January 11, 2000, incorporated herein by reference).

      10.44    $7,295,000,000 Amended and Restated Credit Agreement among
               General Growth Properties, Inc., GGP Limited Partnership and
               GGPLP L.L.C, as Borrowers, the Several Lenders from Time to
               Time Parties hereto, Lehman Brothers Inc., Banc of America
               Securities LLC, Credit Suisse First Boston and Wachovia
               Capital Markets, LLC, as Arrangers, Bank of America, N.A.
               and Credit Suisse First Boston, as Syndication Agents,
               Eurohypo AG, New York Branch, as Documentation Agent, Lehman
               Commercial Paper Inc., as Tranche B Administrative Agent,
               and Wachovia Bank, National Association, as General
               Administrative Agent dated as of November 12, 2004
               (previously filed as an exhibit to our Current Report on
               Form 8-K/A, dated November 12, 2004, incorporated herein by reference).
      10.45    Form of Contingent Stock Agreement, effective January 1,
               1996, by The Rouse Company and in favor of and for the
               benefit of the Holders and the Representatives (as defined therein) (previously filed as an exhibit to our Registration
               Statement on Form S-3/A (No. 333-120373), incorporated
               herein by reference).
      10.46    Assumption Agreement dated October 19, 2004 by General
               Growth Properties, Inc. and The Rouse Company in favor of
               and for the benefit of the Holders and the Representatives
               (as defined therein).
      10.47    Form of Option Agreement pursuant to 1998 Incentive Stock
               Plan.
      10.48    Form of Option Agreement pursuant to 2003 Incentive Stock
               Plan.
      21       List of our Subsidiaries.
      23.1     Consent of Deloitte & Touche LLP.
      23.2     Consent of KPMG LLP.
      31.1     Certification of Chief Executive Officer Pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002.
      31.2     Certification of Chief Financial Officer Pursuant to Section
               302 of the Sarbanes-Oxley Act of 2002.
      32.1     Certification of Chief Executive Officer Pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002.
      32.2     Certification of Chief Financial Officer Pursuant to Section
               906 of the Sarbanes-Oxley Act of 2002.

---------------

(*) A compensatory plan or arrangement required to be filed.