Form 10-Q
period 2005-03-31
GENERAL GROWTH PROPERTIES INC
filed 2005-05-10
CIK 895648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to

Commission file number 1-11656

GENERAL GROWTH PROPERTIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	42-1283895

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

110 N. Wacker Dr., Chicago, IL 60606
(Address of principal executive offices, including Zip Code)

(312) 960-5000
(Registrant’s telephone number, including area code)

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

YES       ☑       NO       ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES       ☑       NO       ☐

The number of shares of Common Stock, $.01 par value, outstanding on May 6, 2005 was 237,851,712.

GENERAL GROWTH PROPERTIES, INC.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS
MARCH 31, 2005 AND DECEMBER 31, 2004
(UNAUDITED)
(Dollars in thousands, except for per share and per unit amounts)

	March 31, 2005	December 31, 2004
	(In thousands)
Assets
Investment in real estate:
Land	$2,863,060	$2,859,552
Buildings and equipment	18,318,991	18,251,258
Less accumulated depreciation	(1,611,476)	(1,453,488)
Developments in progress	575,129	559,969

Net property and equipment	20,145,704	20,217,291
Investment in and loans to/from Unconsolidated Real Estate Affiliates	1,978,021	1,945,541
Investment land and land held for development and sale	1,664,299	1,638,013

Net investment in real estate	23,788,024	23,800,845
Cash and cash equivalents	49,135	39,581
Accounts receivable, net	251,082	242,425
Deferred expenses, net	157,433	153,231
Prepaid expenses and other assets	1,504,340	1,482,543

Total assets	$25,750,014	$25,718,625

Liabilities and Stockholders’ Equity
Mortgage notes and other debt payable	$20,392,810	$20,310,947
Deferred tax liabilities	1,414,565	1,414,565
Accounts payable and accrued expenses	1,055,347	895,520

Total liabilities	22,862,722	22,621,032

Minority interests:
Preferred	219,275	403,161
Common	543,378	551,282

Total minority interests	762,653	954,443

Commitments and contingencies	—	—

Preferred stock: $100 par value; 5,000,000 shares authorized; none issued and outstanding	—	—

Stockholders’ equity:
Common stock: $.01 par value; 875,000,000 shares authorized; 237,597,603 and 234,724,082 shares issued and outstanding as of March 31, 2005 and December 31, 2004, respectively	2,376	2,347
Additional paid-in capital	2,422,471	2,378,237
Retained earnings (accumulated deficit)	(298,951)	(227,511)
Notes receivable-common stock purchase	(1,237)	(5,178)
Unearned compensation-restricted stock	(2,601)	(1,060)
Accumulated other comprehensive income (loss)	2,581	(3,685)

Total stockholders’ equity	2,124,639	2,143,150

	$25,750,014	$25,718,625

The accompanying notes are an integral part of these consolidated financial statements.

3 of 37

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
FOR THE THREE MONTHS ENDED
MARCH 31, 2005 AND 2004
(UNAUDITED)
(Dollars in thousands, except for per share and per unit amounts)

	Three Months Ended
	March 31,
	2005	2004
	(In thousands, except for
	per share amounts)
Revenues:
Minimum rents	$410,484	$221,694
Tenant recoveries	182,007	102,222
Overage rents	13,586	8,352
Land sales	61,406	—
Management and other fees	19,563	18,701
Other	22,487	8,857

Total revenues	709,533	359,826

Expenses:
Real estate taxes	53,504	28,121
Repairs and maintenance	53,817	24,659
Marketing	12,368	10,440
Other property operating costs	89,763	41,196
Land sales operations	54,105	—
Provision for doubtful accounts	4,254	2,784
Property management and other costs	34,637	25,012
General and administrative	2,811	2,190
Depreciation and amortization	163,309	72,904

Total expenses	468,568	207,306

Operating income	240,965	152,520

Interest income	2,217	417
Interest expense	(245,028)	(87,087)
Benefit (provision) for income taxes	1,307	(7)
Income allocated to minority interests	(12,856)	(25,438)
Equity in income of unconsolidated affiliates	26,460	17,930

Income from continuing operations	13,065	58,335
Income from discontinued operations, net of minority interests	—	788

Net income	$13,065	$59,123

Basic earnings per share:
Continuing operations	$0.06	$0.27
Discontinued operations	—	—

Total basic earnings per share	$0.06	$0.27

Diluted earnings per share:
Continuing operations	$0.06	$0.27
Discontinued operations	—	—

Total diluted earnings per share	$0.06	$0.27

Distributions declared per share	$0.36	$0.30

Comprehensive income, net:

Net income	$13,065	$59,123
Other comprehensive income, net of minority interest:
Net unrealized gains on financial instruments	6,127	326
Minimum pension liability adjustment	(107)	(83)
Foreign currency translation	(44)	—
Unrealized gains on available-for-sale securities	290	—

Comprehensive income, net	$19,331	$59,366

The accompanying notes are an integral part of these consolidated financial statements.

4 of 37

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2005 and 2004
(UNAUDITED)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net Income	$13,065	$59,123
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests, including discontinued operations	12,856	25,636
Equity in income of unconsolidated affiliates	(26,460)	(17,930)
Provision for doubtful accounts, including discontinued operations	4,254	2,797
Distributions received from unconsolidated affiliates	8,585	18,144
Depreciation, including discontinued operations	158,544	66,859
Amortization, including discontinued operations	6,757	9,382
Participation expense pursuant to Contingent Stock Agreement	20,214	—
Land development and acquisition expenditures, net of cost of land sales	3,160	—
Debt assumed by purchasers of land	(1,118)	—
Net changes:
Accounts receivable	(12,911)	(6,885)
Prepaid expenses and other assets	(6,797)	402
Deferred expenses	(9,435)	(8,281)
Accounts payable and accrued expenses	(35,179)	(15,763)

Net cash provided by operating activities	135,535	133,484

Cash flows from investing activities:
Acquisition/development of real estate and improvements and additions to properties	(118,908)	(157,821)
Increase in investments in unconsolidated affiliates	(8,717)	(4,781)
Distributions received from unconsolidated affiliates in excess of income	13,345	25,070
Proceeds from repayment of notes receivable for common stock purchases	3,941	238
Loan repayments from unconsolidated affiliates, net	—	(8,884)

Net cash used in investing activities	(110,339)	(146,178)

Cash flows from financing activities:
Cash distributions paid to common stockholders	(84,505)	(65,193)
Cash distributions paid to holders of Common Units	(20,085)	(16,788)
Cash distributions paid to holders of perpetual and convertible preferred units	(8,544)	(10,277)
Proceeds from issuance of common stock, including from common stock plans	27,729	8,211
Proceeds from issuance of mortgage notes and other debt payable	1,238,147	769,000
Principal payments on mortgage notes and other debt payable	(1,166,860)	(672,071)
Deferred financing costs	(1,524)	(1,927)

Net cash provided by (used in) financing activities	(15,642)	10,955

Net change in cash and cash equivalents	9,554	(1,739)
Cash and cash equivalents at beginning of period	39,581	10,677

Cash and cash equivalents at end of period	$49,135	$8,938

Supplemental disclosure of cash flow information:
Interest paid	$265,378	$87,529
Interest capitalized	14,954	1,947

Non-cash investing and financing activities:
Common stock issued in exchange for Operating Partnership Units	$18,661	$257
Common stock issued in exchange for convertible preferred units	1,006	—
Assumption of debt in conjunction with acquisition of property	—	134,902
Common stock issued pursuant to Contingent Stock Agreement	18,098	—
Operating Partnership Units issued as consideration for purchase of real estate	—	25,132
Debt assumed by purchasers of land	1,118	—

The accompanying notes are an integral part of these consolidated financial statements.

5 of 37

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 ORGANIZATION

Readers of this quarterly report should refer to the Company’s (as defined below) audited financial statements for the year ended December 31, 2004 which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (Commission File No. 1-11656), as certain footnote disclosures which would substantially duplicate those contained in the 2004 annual audited financial statements have been omitted from this report. Capitalized terms used, but not defined, in this quarterly report have the same meanings as in the Company’s 2004 Annual Report on Form 10-K.

General

General Growth Properties, Inc., a Delaware corporation (“General Growth”), is a self-administered and self-managed real estate investment trust, referred to as a “REIT.” General Growth was organized in 1986 and through its subsidiaries and affiliates owns, operates, manages, leases, acquires, develops, expands and finances operating properties located primarily throughout the United States and develops and sells land for residential, commercial and other uses primarily in master-planned communities. The operating properties consist of retail centers, office and industrial buildings and mixed-use and other properties. Land development and sales operations are predominantly related to large-scale, long-term community development projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas. In these notes, the terms “we”, “us” and “our” refer to General Growth and its subsidiaries (the “Company”).

Substantially all of our business is conducted through GGP Limited Partnership (the “Operating Partnership” or “GGPLP”). As of March 31, 2005, General Growth owned an approximate 81% general partnership interest in the Operating Partnership. The remaining approximate 19% minority interest is held by limited partners that include trusts for the benefit of the families of the original stockholders of the Company and subsequent contributors of properties to the Operating Partnership. These minority interests are represented by common units of limited partnership interest in the Operating Partnership (the “Common Units”). In addition, the Operating Partnership currently has preferred units of limited partnership interest (the “Preferred Units”) outstanding. The Preferred Units are, under certain circumstances, convertible into Common Units and they may be exchanged by their holders, under certain circumstances, for shares of our common stock on a one-for-one basis as described below in this Note 1.

In addition to holding ownership interests in various joint ventures, the Operating Partnership generally conducts its operations through the following subsidiaries:

•	GGPLP L.L.C., a Delaware limited liability company (the “LLC”), has ownership interests in the majority of our properties (other than those acquired in The Rouse Company merger (the “TRC Merger”, Note 2)).

•	The Rouse Company LP (“TRCLP”), which includes both a REIT and taxable REIT subsidiaries (“TRSs”), has ownership interests in Consolidated Properties and Unconsolidated Properties (as defined below).

•	General Growth Management, Inc. (“GGMI”), a TRS, manages, leases, and performs various other services for some of our Unconsolidated Real Estate Affiliates (as defined below) and 30 properties owned by unaffiliated third parties.

In this report, we refer to our ownership interests in majority owned or controlled properties as “Consolidated Properties”, to our ownership interests in joint ventures in which we own a non-controlling interest as “Unconsolidated Real Estate Affiliates” and the properties owned by such joint ventures as the “Unconsolidated Properties.” Our “Company Portfolio” includes both the Unconsolidated Properties and our Consolidated Properties.

6 of 37

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Basis of Presentation

The accompanying consolidated financial statements include the accounts of General Growth, our subsidiaries and joint ventures in which we have a controlling interest. We also consolidate the accounts of certain variable interest entities that were acquired in the TRC Merger (Note 2) and are considered special purpose entities and where we are the primary beneficiary. Income allocated to minority interests in these joint ventures includes the share of such properties’ operations (generally computed as the respective joint venture partner ownership percentage) applicable to such non-controlling venturers.

Acquisitions (Note 2) are accounted for utilizing the purchase method of accounting and accordingly, the results of operations are included in our results of operations from the respective dates of acquisition. All significant intercompany balances and transactions have been eliminated.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods have been included. The results for the interim periods ended March 31, 2005 are not necessarily indicative of the results to be obtained for the full fiscal year.

Preferred Stock

Various classes of preferred stock of General Growth have been created to permit the future potential conversion of certain equity interests assumed by us in conjunction with various acquisitions, into General Growth equity interests. As no such preferred stock has been issued, such additional classes of preferred stock have not been presented in the accompanying consolidated balance sheets as of March 31, 2005 and December 31, 2004.

Minority Interests

Common

Changes in outstanding Operating Partnership Common Units for the three months ended March 31, 2005 were as follows:

Units
December 31, 2004	55,532,263
Conversion of Preferred Units	59,229
Exchanges for General Growth common stock	(1,911,051)

March 31, 2005	53,680,441

7 of 37

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Preferred

Components of minority interest–preferred at March 31, 2005 and December 31, 2004.

						Carrying Amount
				Per Unit		(in thousands)
	Coupon	Issuing	Number	Liquidation	Redeemable	March 31,	December 31,
Security Type	Rate	Entity	of Units	Preference	by Issuer	2005	2004
Perpetual Preferred Units
Redeemable Preferred Units (“RPUs”)	8.95%	LLC	940,000	$250	(1)	$60,000	$235,000
Cumulative Preferred Units (“CPUs”)	8.25%	LLC	20,000	250	N/A	5,000	5,000
Price Development Company (“PDC”) Series C	8.75%	PDC	320,000	25	(2)	—	8,000

						65,000	248,000

Convertible Preferred Units
Series B-JP Realty	8.50%	GGPLP	1,401,353	50	N/A	70,068	70,975
Series C-Glendale Galleria	7.00%	GGPLP	641,528	50	N/A	32,077	32,176
Series D-Foothills Mall	6.50%	GGPLP	532,750	50	N/A	26,637	26,637
Series E-Four Seasons Town Centre	7.00%	GGPLP	502,658	50	N/A	25,132	25,132

						153,914	154,920

Other preferred stock of consolidated subsidiaries	N/A	various	361	1,000	(3)	361	241

Total Minority Interest-Preferred						$219,275	$403,161

(1)	$175,000 called for redemption on March 25, 2005 in May 2005 (included in accounts payable and accrued expenses) and $60,000 redeemable by issuer in April 2007.

(2)	Called for redemption on March 31, 2005 in May 2005 (included in accounts payable and accrued expenses).

(3)	Redeemable on demand, under certain circumstances.

Earnings Per Share (“EPS”)

Information related to our EPS calculations is summarized as follows:

	Three Months Ended March 31,
	2005		2004
	Basic	Diluted	Basic	Diluted
	(In thousands)
Numerators:
Income from continuing operations	$13,065	$13,065	$58,335	$58,335
Discontinued operations, net of minority interests	—	—	788	788

Net income	$13,065	$13,065	$59,123	$59,123

Denominators:
Weighted average number of common shares outstanding - basic	235,812	235,812	217,553	217,553
Effect of dilutive securities - options	—	776	—	926

Weighted average number of common shares outstanding - diluted	235,812	236,588	217,553	218,479

Dilutive EPS excludes options where the exercise price was higher than the average market price of our common stock and, therefore, the effect would be anti-dilutive and options for which the conditions which must be satisfied prior to the issuance

8 of 37

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

of any such shares were not achieved. Such options totaled 1,199,132 in 2005 and 1,008,651 in 2004. Outstanding Common Units have also been excluded from the diluted earnings per share calculation because there would be no effect on EPS as the minority interests’ share of income would also be added back to net income.

Notes Receivable – Officers

Notes receivable – officers were as follows:

(In thousands)	March 31, 2005	December 31, 2004
Income tax withholdings reported in Prepaid expenses and other assets	$174	$623
Reported as a reduction to Stockholders’ equity	1,237	5,178

	$1,411	$5,801

During February 2005, one of the officers voluntarily repaid his note, which had an outstanding balance of $4.2 million at December 31, 2004.

Revenue Recognition and Related Matters

As of March 31, 2005, straight-line rents receivable, which represent the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases, of approximately $101,609 are included in accounts receivable, net in the accompanying consolidated balance sheet (see Note 8). Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates and accretion related to above and below-market leases on properties acquired as provided by FASB Statements No. 141, “Business Combinations” (“SFAS 141”) and No. 142, “Goodwill and Intangible Assets” (“SFAS 142”) as follows:

	Three Months Ended
	March 31,
(In Thousands)	2005	2004
Lease termination fees	$2,566	$2,989
Above and below-market lease accretion	7,631	5,557

Management fees primarily represent management and leasing fees, financing fees and fees for other ancillary services performed by us for the benefit of the Unconsolidated Real Estate Affiliates and properties owned by third parties and are recognized as revenues when earned. Fees recognized by us for services performed for the Unconsolidated Properties were approximately $17.4 million for the three months ended March 31, 2005 and approximately $14.4 million for the three months ended March 31, 2004.

Business Segment Information

We have the following reportable segments:

•	Retail and Other - includes the operation and management of regional shopping centers, office and industrial properties, downtown specialty marketplaces, the retail and non-retail rental components of mixed-use projects and community retail centers

•	Community Development - includes the development and sale of land, primarily in large-scale, long-term community development projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas

Our two business segments offer different products or services and are managed separately because each requires different operating strategies or management expertise. Prior to the TRC Merger, substantially all of our business

9 of 37

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

involved ownership and operation of shopping centers. As we evaluated operating results and resource allocation on a property-by-property basis, we had concluded that we had a single reportable segment. We do not distinguish or group our consolidated operations on a geographic basis. Further, all material operations are within the United States and no customer or tenant comprises more than 3% of consolidated revenues.

The operating measure used to assess operating results for the business segments is Real Estate Property Net Operating Income (“NOI”). Management believes that NOI provides useful information about a property’s operating performance.

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

Employee Benefit and Stock Plans

Incentive Stock Plans

General Growth has incentive stock plans designed to attract and retain officers and key employees. Our incentive stock plans provide for stock and option grants to employees in the following forms:

•	Restricted and unrestricted stock grants

•	Options that vest generally over a fixed period of time

•	Threshold-vesting stock options (“TSOs”)

The plans also provide for option grants to directors. The terms of the 2003 Incentive Stock Plan provide for the issuance of up to 9,000,000 shares of Common Stock pursuant to the plan, of which 6,658,000 are currently available for future grants as of the date of this report. Pursuant to the 1998 Incentive Plan, at December 31, 2004, the aggregate number of shares of our common stock which may be issued subject to TSOs granted was limited to 6,000,000, subject to certain customary adjustments to prevent dilution. After receiving the approval of our shareholders at our 2005 annual meeting, we increased the number of shares authorized for issuance under the 1998 Incentive Plan to 11,000,000.

The following is a summary of the TSOs that have been awarded through March 31, 2005:

	TSO Grant Year
	2005	2004	1999-2003
Exercise price	$35.41	$30.94	$14.35	*
Threshold vesting stock price	$49.66	$43.39	$20.13	*
Fair value of options on grant date	$2.34	$1.59	$1.07	*
Shares:
Original grant	1,000,000	1,031,480	4,523,952
Forfeited	(13,591)	(72,212)	(827,928)
Vested and exchanged for cash	—	—	(2,647,509)
Vested and exercised	—	—	(770,685)

Outstanding	986,409	959,268	277,830

*	Weighted average amounts

Increases in the price of the common stock subsequent to the respective grant dates have caused all the TSOs granted in 2003 and prior years to become vested. The granting and vesting of the TSOs and subsequent increases in the

10 of 37

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

price of our common stock resulted in the recognition of compensation expense of approximately $125,000 and $2.4 million for the three months ended March 31, 2005 and 2004, respectively.

During the second quarter of 2002, the Company elected to prospectively adopt the fair value based employee stock-based compensation expense recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). The Company had previously applied the intrinsic value based expense recognition provisions set forth in APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). SFAS 123 states that the adoption of the fair value based method is a change to a preferable method of accounting. The transition rules for adoption of SFAS 123 provide that prior grants of options, whether from the Company’s 1993 Stock Incentive Plan (now expired) or the 1998 Incentive Plan, are accounted for under APB 25. Had compensation costs for such prior grants of options been recorded under SFAS 123, the Company’s net income and earnings per share would have been nominally reduced but there would have been no effect on reported basic or diluted earnings per share.

Employee Stock Purchase Plan

The General Growth Properties, Inc. Employee Stock Purchase Plan (the “ESPP”) was established to assist eligible employees in acquiring a stock ownership interest in General Growth. Under the ESPP, eligible employees make payroll deductions over a six-month purchase period. At the end of the six-month purchase period, the amounts withheld are used to purchase shares of our common stock at a purchase price equal to 85% of the lesser of the closing price of a share of our common stock on the first or last trading day of the purchase period. A maximum of 1,500,000 shares of our common stock are reserved for issuance under the ESPP. Since the inception of the ESPP, an aggregate of 1,038,290 shares of our common stock have been sold under the ESPP, including 65,176 shares for the purchase period ending December 31, 2004 which were purchased at a price of $25.18 per share.

Restricted Stock

Pursuant to the 2003 Incentive Stock Plan, in February 2005 and 2004, certain officers were granted a total of 66,000 and 55,000 shares, respectively, of restricted common stock. In addition, pursuant to the 1993 Stock Incentive Plan, certain officers were granted a total of 105,000 shares of restricted common stock in February 2003 and 150,000 shares in September 2002. The 2005 grant, the 2004 grant and 60,000 of the shares granted in 2003 had a one-year restriction period. The remaining 45,000 shares granted in 2003 and the 2002 grants vest over three years. As this restricted stock represents an incentive for future periods, we are recognizing the related compensation expense ratably over the applicable vesting periods.

Management Savings Plan

The General Growth Management Savings and Employee Stock Ownership Plan (the “401(k) Plan”) permits all eligible employees to defer a portion of their compensation in accordance with the provisions of Section 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”). Under the 401(k) Plan, contributions were made to match the contributions of the participants. We match 100% of the first 4% of earnings contributed by plan participants and 50% of the next 2% of the participant’s earnings contributions. Matching contributions were made of approximately $5.3 million in 2004 and $4.4 million in 2003.

TRC Plan

As a result of the TRC Merger, we assumed a retiree benefits plan that provides postretirement medical and life insurance benefits to former TRC employees who met minimum age and service requirements. The retiree benefits plan requires payment of a portion of the cost of participants’ life insurance coverage and contributions to the cost of participants’ medical coverage based on years of service, subject to a maximum annual contribution.

11 of 37

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Amounts related to this plan, which has now been frozen, were not material as of or for the period ended December 31, 2004 or March 31, 2005.

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

Reclassifications

Certain amounts in the 2004 consolidated financial statements, including discontinued operations (Note 7), have been reclassified to conform to the current year presentation.

NOTE 2 PROPERTY ACQUISITIONS, RENOVATIONS, EXPANSIONS AND DEVELOPMENTS

The Rouse Company

We acquired The Rouse Company (“TRC”), a real estate development and management company, on November 12, 2004 (the “TRC Merger”) for a purchase price, including debt and other liabilities assumed, of approximately $14.4 billion. Immediately following the TRC Merger, TRC was, through a series of transactions, converted to a limited partnership (“TRCLP”) wholly-owned by the Operating Partnership and its subsidiaries. The results of TRCLP’s operations have been included in our consolidated financial statements since that date.

The following table summarizes the estimated fair values of the assets acquired at the date of acquisition. These fair values were based, in part, on preliminary third-party market valuations. Because these fair values were based on currently available information and assumptions and estimates that we believe are reasonable at this time, they have been and will continue to be subject to adjustment as additional information becomes available.

(In Thousands)
Land	$1,314,711
Buildings and equipment	8,210,348
Developments in progress	362,808
Investment in and loans to/from Unconsolidated Real Estate Affiliates	1,262,106
Investment land and land held for development and sale	1,673,300
Cash and cash equivalents	29,077
Accounts receivable	84,424
Prepaid expenses and other assets:
Below-market ground leases	381,433
Above-market tenant leases	141,048
Deferred tax assets	145,243
Goodwill	411,900
Other	391,271

$14,407,669

12 of 37

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Also in 2004, we made the following acquisitions which have been reflected in our consolidated financial statements since the dates of the respective acquisitions:

Acquisition
Date
50% ownership interest in Burlington Town Center	January 7
Redlands Mall	January 16
The remaining 50% ownership interest in Town East Mall	March 1
Four Seasons Town Centre	March 5
Ownership interest in GSG de Cost Rica SRL (“GGP/Sambil Costa Rica”)	April 30
50% ownership interest in Hoover Mall Holding, L.L.C.	May 11
Mall of Louisiana	May 12
Grand Canal Shoppes	May 17
50% ownership interest in GGP/NIG Brazil	July 30
Stonestown Galleria	August 13

In addition to the acquisitions discussed above, we have entered into a separate agreement (the “Phase II Agreement”), to acquire the multi-level retail space that is planned to be part of The Palazzo in Las Vegas, Nevada that will be connected to the existing Venetian and the Sands Expo and Convention Center facilities (the “Phase II Acquisition”) and the Grand Canal Shoppes described above. The Palazzo is currently under development and is expected to be completed in 2007. If completed as specified under the terms of the Phase II Agreement, we will purchase, payable upon grand opening, the Phase II Acquisition retail space at a price computed on a 6% capitalization rate on the projected net operating income of the Phase II retail space, as defined by the Phase II Agreement (“Phase II NOI”), up to $38 million and on a capitalization rate of 8% on Phase II NOI in excess of $38 million, all subject to a minimum purchase price of $250 million. Based on current preliminary plans and estimated rents, the actual purchase price would be more than double the minimum purchase price. The Phase II Agreement is subject to the satisfaction of separate and customary closing conditions.

Accounting for Acquisitions

Acquisitions of properties are accounted for utilizing the purchase method and accordingly, the results of operations are included in our results of operations subsequent to the respective dates of acquisition. The purchase prices for all property acquisitions are subject to certain prorations and adjustments. Estimates of future cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place at-market leases, acquired above and below-market leases and tenant relationships. Initial valuations are subject to change until such information is finalized no later than 12 months from the applicable acquisition dates.

As of March 31, 2005, acquired in-place leases totaled approximately $595.2 million ($539.0 million net of accumulated amortization) and acquired below-market leases (net of above-market leases) totaled approximately $164.1 million ($107.5 million net of accumulated amortization). These amounts are estimates as purchase price allocations for certain recent acquisitions may be subsequently revised as additional information becomes available. Amortization of these intangible assets and liabilities, and similar assets and liabilities from our Unconsolidated Real Estate Affiliates, resulted in additional net income of approximately $5.5 million for the three months ended March 31, 2005 and $5.1 million for the three months ended March 31, 2004.

13 of 37

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 3 INVESTMENTS IN AND LOANS FROM UNCONSOLIDATED REAL ESTATE AFFILIATES

The Unconsolidated Real Estate Affiliates constitute our investment in real estate joint ventures that own and/or develop shopping centers and other retail and investment property. Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. We manage most of the properties owned by these joint ventures. Some of the joint ventures have elected to be taxed as REITs. Since we have joint interest and control of the Unconsolidated Properties with our venture partners, we account for these joint ventures using the equity method.

Certain of the properties were contributed to the joint venture subject to existing financing, as modified by certain replacement financing (“Retained Debt”), in order to balance the net equity values of the properties contributed by each of the venture partners. We are obligated to fund all amounts related to Retained Debt including any shortfalls of any subsequent sale or refinancing proceeds of the properties against their respective loan balances to the extent of such Retained Debt. Retained Debt totaled $148.1 million as of March 31, 2005 and $148.7 million as of December 31, 2004.

The significant accounting policies used by the Unconsolidated Real Estate Affiliates are the same as ours.

14 of 37

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Condensed Combined Financial Information of Unconsolidated Real Estate Affiliates

The following is condensed combined financial information for the Company’s Unconsolidated Real Estate Affiliates as of March 31, 2005 and December 31, 2004 and for the periods ended March 31, 2005 and 2004.

(In Thousands)	March 31, 2005	December 31, 2004
Combined Balance Sheets - Unconsolidated Real Estate Affiliates
Assets:
Land	$865,934	$852,137
Buildings and equipment	7,389,226	7,398,555
Less accumulated depreciation	(1,116,835)	(982,616)
Developments in progress	240,646	220,486

Net property and equipment	7,378,971	7,488,562
Investment in unconsolidated joint ventures	50,655	56,362
Investment land and land held for development and sale	266,701	257,555

Net investment in real estate	7,696,327	7,802,479
Cash and cash equivalents	152,436	134,399
Accounts receivable, net	133,194	119,446
Deferred expenses, net	167,928	175,446
Prepaid expenses and other assets	186,826	261,555

Total assets	$8,336,711	$8,493,325

Liabilities and Owners’ Equity:
Mortgage notes and other debt payable	$5,577,192	$5,601,137
Accounts payable and accrued expenses	373,207	417,300
Minority interest	117	117
Owners’ equity	2,386,195	2,474,771

Total liabilities and owners’ equity	$8,336,711	$8,493,325

Investment In And Loans To/From Unconsolidated Real Estate Affiliates
Owners’ equity	$2,386,195	$2,474,771
Less joint venture partners’ equity	(1,277,911)	(1,258,133)
Loans and other, net	869,737	728,903

Investment in and loans to/from Unconsolidated Real Estate Affiliates	$1,978,021	$1,945,541

15 of 37

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended
	March 31,
(In Thousands)	2005	2004
Combined Statements of Operations - Unconsolidated Real Estate Affiliates
Revenues:
Minimum rents	$195,833	$125,199
Tenant recoveries	86,895	61,624
Overage rents	3,503	2,397
Land sales	16,319	—
Other	29,964	2,973

Total revenues	332,514	192,193

Expenses:
Real estate taxes	27,543	17,957
Repairs and maintenance	22,799	14,440
Marketing	7,253	6,387
Other property operating costs	60,153	25,962
Land sales operations	7,204	—
Provision for doubtful accounts	2,207	1,382
Property management and other costs	11,643	11,034
General and administrative	481	285
Depreciation and amortization	59,018	38,524

Total expenses	198,301	115,971

Operating income	134,213	76,222
Interest income	1,536	847
Interest expense	(69,239)	(40,980)
Equity in income of unconsolidated joint ventures	1,119	1,139

Net income	$67,629	$37,228

Equity In Income of Unconsolidated Affiliates
Total income of Unconsolidated Real Estate Affiliates	$67,629	$37,228
Joint venture partners’ share of income of Unconsolidated Real Estate Affiliates	(34,791)	(18,608)
Amortization of capital or basis differences	(6,378)	(673)
Elimination of Unconsolidated Real Estate Affiliate loan interest	—	(17)

Equity in income of unconsolidated affiliates	$26,460	$17,930

In addition, the following is summarized financial information for certain individually significant Unconsolidated Real Estate Affiliates as of March 31, 2005 and December 31, 2004 and for the three months ended March 31, 2005 and 2004.

16 of 37

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	GGP/Homart		GGP/Homart II		GGP/Teachers
	March 31,	December 31,	March 31,	December 31,	March 31,	December 31,
(In Thousands)	2005	2004	2005	2004	2005	2004
Assets:
Land	$146,777	$146,777	$190,707	$190,707	$125,378	$125,378
Buildings and equipment	1,769,501	1,765,800	1,983,065	1,957,969	704,582	703,700
Less accumulated depreciation	(405,283)	(389,682)	(219,993)	(205,637)	(49,131)	(44,147)
Developments in progress	21,627	8,586	50,020	63,970	25,380	20,847
Investment in unconsolidated joint ventures	10,178	10,898	—	—	29	—

Net investment in real estate	1,542,800	1,542,379	2,003,799	2,007,009	806,238	805,778
Cash and cash equivalents	28,028	20,319	28,617	23,149	17,061	19,658
Accounts receivable, net	43,872	39,254	32,442	32,265	7,995	7,990
Deferred expenses, net	48,642	48,969	58,811	59,102	8,923	8,423
Prepaid expenses and other assets	50,021	56,482	28,219	36,236	3,918	3,359

Total assets	$1,713,363	$1,707,403	$2,151,888	$2,157,761	$844,135	$845,208

Liabilities and Owners’ Equity:
Mortgage notes and other property payable	$1,463,875	$1,469,938	$1,326,254	$1,331,301	$465,985	$466,580
Accounts payable and accrued expenses	54,960	63,560	65,667	81,574	64,912	67,109
Minority interest	—	—	117	117	—	—
Owners’ equity	194,528	173,905	759,850	744,769	313,238	311,519

Total liabilities and owners’ equity	$1,713,363	$1,707,403	$2,151,888	$2,157,761	$844,135	$845,208

	GGP/Homart		GGP/Homart II		GGP/Teachers
	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
(In Thousands)	2005	2004	2005	2004	2005	2004
Revenues:
Minimum rents	$59,595	$50,129	$45,948	$43,706	$20,851	$19,831
Tenant recoveries	22,943	23,649	23,090	21,785	9,579	9,379
Overage rents	1,097	774	1,035	989	65	238
Other	1,982	1,370	1,344	1,033	470	334

Total revenues	85,617	75,922	71,417	67,513	30,965	29,782

Expenses:
Real estate taxes	7,380	7,199	7,301	6,339	2,749	2,543
Repairs and maintenance	7,135	6,458	4,683	4,420	1,817	1,827
Marketing	2,450	2,475	2,377	2,361	856	878
Other property operating costs	7,845	10,117	8,075	8,364	3,690	3,948
Provision for doubtful accounts	330	435	611	529	61	252
Property management and other costs	5,065	4,597	4,088	3,973	1,650	1,574
General and administrative	99	81	184	132	184	56
Depreciation and amortization	17,020	16,210	15,024	14,076	5,147	4,884

Total expenses	47,324	47,572	42,343	40,194	16,154	15,962

Operating income	38,293	28,350	29,074	27,319	14,811	13,820
Interest income	498	361	478	406	136	58
Interest expense	(20,329)	(20,431)	(16,313)	(13,371)	(4,793)	(3,614)
Equity in income of unconsolidated joint ventures	1,119	1,139	—	—	—	—

Net income	$19,581	$9,419	$13,239	$14,354	$10,154	$10,264

17 of 37

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 4 MORTGAGE NOTES AND OTHER DEBT PAYABLE

Mortgage notes and other debt payable reflected in the accompanying consolidated balance sheets at March 31, 2005 and December 31, 2004 consisted of the following:

(In Thousands)	March 31, 2005	December 31, 2004
Fixed-rate debt:
Commercial mortgage-backed securities	$331,191	$332,526
Other collateralized mortgage notes and other debt payable	9,968,952	9,036,659
Corporate and other unsecured term loans	1,687,849	1,750,882

Total fixed-rate debt	11,987,992	11,120,067

Variable-rate debt:
Commercial mortgage-backed securities	360,123	361,239
Other collateralized mortgage notes and other debt payable	1,668,543	2,189,059
Credit facilities	223,000	150,000
Corporate and other unsecured term loans	6,153,152	6,490,582

Total variable-rate debt	8,404,818	9,190,880

Total	$20,392,810	$20,310,947

Commercial Mortgage-Backed Securities

In early December 2001, the Operating Partnership and certain Unconsolidated Real Estate Affiliates completed the placement of $2.55 billion of non-recourse commercial mortgage pass-through certificates (the “GGP MPTC”). The GGP MPTC was initially collateralized by 27 malls and one office building, including 19 malls then owned by certain Unconsolidated Real Estate Affiliates. At March 31, 2005, the GGP MPTC has a current outstanding balance of approximately $1.1 billion (including $389.5 million by Unconsolidated Real Estate Affiliates) and was collateralized by eleven malls and one office building, including six malls owned by Unconsolidated Real Estate Affiliates.

The GGP MPTC is comprised of both variable rate and fixed rate notes which require monthly payments of principal and interest. The certificates represent beneficial interests in three loan groups made by three sets of borrowers (the Operating Partnership, GGP/Homart and GGP/Homart II, and GGP Ivanhoe III). The original principal amount of the GGP MPTC was comprised of $1.235 billion attributed to the Operating Partnership, $900 million to GGP/Homart and GGP/Homart II and $415 million to GGP Ivanhoe III. The terms of the notes comprising the GGP MPTC are as follows:

Weighted-Average
Initial Maturity	Interest Term	Interest Rate	Interest Rate
36 months (1)	Variable	LIBOR (3) plus 60 to 235 basis points	LIBOR (3) plus 79 basis points
51 months (2)	Variable	LIBOR (3) plus 70 to 250 basis points	LIBOR (3) plus 103 basis points
5 years	Fixed	5.01 to 6.18%	5.38%

(1)	With two no-cost 12-month extension options, one of which was exercised in 2004.

(2)	With two no-cost 18-month extension options.

(3)	2.87% at March 31, 2005.

The extension options with respect to the variable rate notes are subject to obtaining extensions of the interest rate protection agreements which were required to be obtained in conjunction with the GGP MPTC.

18 of 37

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Other Collateralized Mortgage Notes and Other Debt Payable

Other collateralized mortgage notes and other debt payable consist primarily of non-recourse notes collateralized by individual or groups of properties and equipment. Substantially all of the mortgage notes are non-recourse to us. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium or a percentage of the loan balance. Certain loans have cross-default provisions and are cross-collateralized. Under certain cross-default provisions, a default under any mortgage note included in a cross-defaulted package may constitute a default under all such mortgage notes in the package and may lead to acceleration of the indebtedness due on each property within the collateral package. In general, the cross-defaulted properties are under common ownership. However, fixed-rate debt (totaling $138.6 million) collateralized by two Unconsolidated Properties is cross-defaulted and cross-collateralized with debt (totaling $868.8 million) collateralized by eleven Consolidated Properties.

The fixed-rate collateralized mortgage notes and other debt payable bear interest ranging from 3.13% to 11.20%. The variable-rate collateralized mortgage notes and other debt payable bear interest at LIBOR plus 60 to 213 basis points.

Credit Facilities

2004 Credit Facility

We entered into a credit agreement on November 12, 2004 to fund the cash portion of the TRC Merger consideration and, with other cash and financing sources, fund other costs of the merger. The terms of the notes comprising the 2004 Credit Facility are as follows:

		Outstanding at
(In Millions)	Initial Capacity	March 31, 2005	December 31, 2004
Six-month bridge loan	$1,145.0	$433.2	$749.9
Three-year term loan	3,650.0	3,634.2	3,650.0
Four-year term loan	2,000.0	1,995.0	2,000.0
Revolving credit facility	500.0	223.0	150.0

	$7,295.0	$6,285.4	$6,549.9

The Company expects to repay the bridge loan in its entirety by May 12, 2005. Accordingly, the available six-month, $600 million extension option of the loan will not be utilized. Principal repayment of the three-year $3.6 billion term loan begins in November 2005 with semi-annual payments in 2006, quarterly payments in 2007 and a final $1.8 billion payment in November 2007. Principal repayment of the four-year $2 billion term loan began in January 2005 with quarterly payments scheduled through September 2008 and a final $1.9 billion payment in November 2008. The Company has proposed to holders of this four-year term loan to reduce the current interest rate of LIBOR plus 2.25% by 50 basis points and pay a 10-basis-point consent fee for the reduction. There can be no assurance that this proposal will be accepted by the holders on these or any other terms. The credit facility currently bears interest at a weighted-average rate of LIBOR plus approximately 223 basis points.

We are generally required to apply the net proceeds of future mortgage financings and refinancings, sales of equity, and asset dispositions (including by casualty or condemnation) toward prepayment of the credit facility in accordance with various priorities set out in the credit facility. Exceptions to this requirement include capital expenditures, $500 million annually per our written request to the lenders and other items. The credit facility is secured by a pledge of the Operating Partnership’s ownership interest in TRCLP and in GGPLP L.L.C and also by a pledge of the interest in an operating account in which we will deposit any distributions the Operating Partnership receives from our interests in TRCLP.

19 of 37

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

During the term of the facility, we are subject to customary affirmative and negative covenants. Upon the occurrence of an event of default contained in the credit facility, the lenders under the facilities will have the option of declaring immediately due and payable all amounts outstanding under the agreement. The credit facility contains events of default including failure to maintain our status as a REIT under the Internal Revenue Code, failure to remain listed on the New York Stock Exchange and such customary events as nonpayment of principal, interest, fees or other amounts, breach of representations and warranties, breach of covenant, cross-default to other indebtedness and certain bankruptcy events.

2003 Credit Facility

In April 2003, we established the “2003 Credit Facility,” a revolving credit facility and term loan with initial borrowing availability of approximately $779.0 million (which was subsequently increased to approximately $1.25 billion). The 2003 Credit Facility was repaid in November 2004, in conjunction with financing of the TRC Merger.

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

During August 2002, we arranged for an aggregate of $150.0 million in loans from two separate groups of banks. We borrowed $80.0 million on this loan in August 2002 and $70.0 million in September 2002. These two-year loans were repaid in 2004.

In conjunction with our acquisition of JP Realty in 2002, we assumed $100 million of ten-year senior unsecured notes which bear interest at a fixed rate of 7.29% and were issued by PDC in March 1998. The notes require semi-annual interest payments. Annual principal payments of $25 million as provided by the terms of the notes began in March 2005 and continue until the loan is fully repaid in March 2008.

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

To achieve a more desirable balance between fixed and variable-rate debt, we have also entered into certain swap agreements as follows:

	GGP	2004 Credit	Property
	MPTC	Agreement	Specific
Total notional amount (in millions)	$125.0	$350.0	$14.1
Average fixed effective rate (pay rate)	4.59%	3.43%	6.84%
Average variable interest rate of related debt (receive rate)	LIBOR + .92	LIBOR + 2.25	LIBOR + 2.13

Such swap agreements have been designated as cash flow hedges and are intended to hedge our exposure to future interest rate changes on the related variable-rate debt.

20 of 37

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds as of March 31, 2005 and December 31, 2004 of approximately $131.9 million and $194 million, respectively, primarily in connection with insurance requirements, special real estate assessments and construction obligations.

NOTE 5 COMMON DISTRIBUTIONS

The following chart summarizes our common distributions paid in 2005 and 2004.

					Operating
				General	Partnership
				Growth	Limited
	Amount per			Stockholders	Partners
Declaration Date	Share	Record Date	Payment Date	Amount	Amount
April 4, 2005	$0.36	April 15, 2005	April 29, 2005	$85,603	$19,325
January 7, 2005	0.36	January 17, 2005	January 31, 2005	84,506	19,992
August 20, 2004	0.36	October 15, 2004	October 29, 2004	78,727	19,992
July 2, 2004	0.30	July 15, 2004	July 30, 2004	65,575	16,662
April 5, 2004	0.30	April 15, 2004	April 30, 2004	65,357	16,704
January 5, 2004	0.30	January 15, 2004	January 30, 2004	65,193	16,714

NOTE 6 COMMITMENTS AND CONTINGENCIES

In the normal course of business, from time to time, we are involved in legal actions relating to the ownership and operations of our properties. In management’s opinion, the liabilities if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

We lease land or buildings at certain properties from third parties. Consolidated rental expense including participation rent related to these leases was $4.2 million for the three months ended March 31, 2005 and $0.7 million for the three months ended March 31, 2004. The leases generally provide for a right of first refusal in favor of us in the event of a proposed sale of the property by the landlord.

We periodically enter into contingent agreements for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence and, in the case of property acquired under development, completion of the project .

TRC acquired various assets, including Summerlin, a master-planned community in suburban Las Vegas, Nevada, in the acquisition of The Hughes Corporation (“Hughes”) in 1996. In connection with the acquisition of Hughes, TRC entered into a Contingent Stock Agreement (“CSA”) for the benefit of the former Hughes owners or their successors (“beneficiaries”). Under the terms of the CSA, shares of TRC common stock were issuable to the beneficiaries based on the appraised values of defined asset groups, including Summerlin, at specified termination dates through 2009 and/or cash flows from the development and/or sale of those assets prior to the termination dates.

We assumed TRC’s obligation under the CSA to issue shares of common stock twice a year to beneficiaries under the CSA. The amount of shares is based upon a formula set forth under the CSA and upon our stock price. Such issuances could be dilutive to our existing stockholders. In addition, under the assumption agreement, we agreed that following the effective time of the TRC Merger there would not be a prejudicial effect on the beneficiaries

21 of 37

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

under the CSA with respect to their receipt of securities pursuant to the CSA as a result of the TRC Merger. We further agreed to indemnify and hold harmless the beneficiaries against losses arising out of any breach by us of the foregoing covenants.

We account for the beneficiaries’ share of earnings from the assets as an operating expense. We will account for any distributions to the beneficiaries in 2009, in connection with a valuation related to assets that we own as of such date as additional investments in the related assets (that is, contingent consideration). A total of 519,164 shares of our common stock were issued in February 2005 pursuant to the CSA.

NOTE 7 DISCONTINUED OPERATIONS AND PROPERTIES HELD FOR SALE

In August 2004, our Board of Directors approved plans to dispose of certain of the commercial/business properties originally acquired in the JP Realty acquisition in July 2002. The sale closed on November 1, 2004 for $67.4 million and a gain of approximately $11.2 million was recognized.

Pursuant to SFAS 144, the Company has reclassified the operations of the industrial properties to discontinued operations in the accompanying consolidated financial statements as follows. Revenues and income, before minority interests, were as follows:

Three Months Ended
March 31, 2004
Industrial properties:
Revenues	$1,760

Income	$936

NOTE 8 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In January 2004, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities” (“VIEs”), to improve financial reporting of special purpose and other entities. We adopted FIN 46, as amended, as of December 31, 2003. Certain VIEs that are qualifying special purpose entities (“QSPEs”) will not be required to be consolidated under the provisions of FIN 46. In addition, FIN 46 expands the disclosure requirements for the beneficiary of a significant or a majority of the variable interests to provide information regarding the nature, purpose and financial characteristics of the entities. We have certain special purpose entities, primarily created to facilitate the issuance of our commercial mortgage-backed securities (Note 4) and other securitized debt or to facilitate the tax-increment financing of certain improvements at our properties. Because these special purpose entities are QSPEs, they are not required to be consolidated in our consolidated financial statements. As our Unconsolidated Real Estate Affiliates have operating agreements granting the independent third-party joint venturers substantive participating rights, the implementation of FIN 46 did not result in the consolidation of any previously unconsolidated affiliates.

In May 2003, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” (“SFAS 150”) which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The effective date of a portion of the Statement has been indefinitely postponed by the FASB. We did not enter into new financial instruments subsequent to May 2003 which would fall within the scope of this statement. None of our transactions, arrangements or financial instruments has been identified that appear to meet

22 of 37

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

the criteria for liability recognition in accordance with paragraphs 9 and 10 under SFAS 150 due to the indefinite life of the joint venture arrangements. Accordingly, even if the effectiveness of the measurement and classification provision of these paragraphs is no longer postponed, we do not expect that it will be required to reclassify the liquidation amounts of such minority interests to liabilities.

On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29”. The amendments made by SFAS No. 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with at broader exception for exchanges of nonmonetary assets that do not have “commercial substance”. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 on June 15, 2005 will have a material effect on our consolidated financial statements.

On December 16, 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS No. 123R”). SFAS 123R replaces SFAS No. 123, which we adopted in the second quarter of 2002. SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements and be measured based on the fair value of the equity or liability instruments used. SFAS No. 123R is effective as of the first interim or annual reporting period that begins after June 15, 2005. We do not believe that the adoption of SFAS No. 123R will have a material effect on our consolidated financial statements.

On February 7, 2005, the SEC staff published certain views concerning the accounting by lessees for leasehold improvements, rent holidays, lessor funding of lessee expenditures and other tenant inducements. Although the application of these views to lessors was not specified by the SEC and a formal accounting standard modifying existing practice on these items has not been issued or proposed, we have conducted a review of our accounting relative to such items. We believe that our leasing practices and agreements with a majority of our tenants provide that leasehold improvements that we fund represent fixed assets that we own and control and that leases with such arrangements are properly accounted for as commencing at the completion of construction of such assets. A smaller percentage of our tenant leases do not provide for landlord funding but rather provide for tenant funded construction and furnishing of the leased premises prior to the formal commencement of the lease. We have concluded that the cumulative incremental straight-line rental revenue that would have been recognized on such leases if they had commenced on tenant possession of such space rather than the lease-specified commencement date to be approximately $10.1 million at December 31, 2004 which was recognized in the three months ended March 31, 2005. The recognition of straight-line rental revenue on this accelerated basis will have no effect on periodic or cumulative cash flows to be received pursuant to a tenant lease.

NOTE 9 INCOME TAXES

We elected to be taxed as a real estate investment (“REIT”) trust under sections 856-860 of the Code, commencing with our taxable year beginning January 1, 1993. To qualify as a REIT, we must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of our ordinary taxable income and to distribute to stockholders or pay tax on 100% of capital gains and to meet certain asset and income tests. It is management’s current intention to adhere to these requirements.

We also have subsidiaries which we have elected to be treated as taxable real estate investment trust subsidiaries and which are, therefore, subject to Federal and state income taxes. Our primary TRSs include GGMI, entities which own our planned community properties and other TRSs acquired in the TRC Merger. Current Federal income taxes of certain of these TRSs are likely to increase in future years as we exhaust certain net loss carry forwards of such entities and as certain planned community developments are completed. Such increases could be significant.

23 of 37

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The income tax provision was insignificant in 2004. The income tax provision (benefit) for the three months ended March 31, 2005 is as follows:

(In Thousands)
Current	$4,726
Deferred	(6,033)

Total	$(1,307)

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax liabilities were $1.3 billion at March 31, 2005 and December 31, 2004, respectively.

Due to the uncertainty of the realization of certain tax carryforwards, we established valuation allowances. The majority of the valuation allowances related to net operating loss carryforwards where there is uncertainty regarding their realizability and will more likely than not, expire unused. However, the deferred income tax benefit recognized in 2005 is primarily due to a reduction in certain GGMI tax asset valuation allowances due to an assessment of tax structuring opportunities now available due to the TRC Merger.

NOTE 10 SEGMENTS

We have the following reportable segments:

•	Retail and Other — includes the operation and management of regional shopping centers, office and industrial properties, downtown specialty marketplaces, the retail and non-retail rental components of mixed-use projects and community retail centers

•	Community Development — includes the development and sale of land, primarily in large-scale, long-term community development projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas

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

The operating measure used to assess operating results for the business segments is Real Estate Property Net Operating Income (“NOI”). Management believes that NOI provides useful information about a property’s operating performance.

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

Operating results for the segments and reconciliations of real estate property net operating income to income from continuing operations in the consolidated financial statements are as follows:

24 of 37

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

	Three Months Ended March 31,
	2005			2004
	Retail	Community		Retail
(In Thousands)	and Other	Development	Total	and Other
Property revenues:
Minimum rents	$507,152	$—	507,152	$286,195
Tenant recoveries	225,731	—	225,731	133,952
Overage rents	15,313	—	15,313	9,489
Land sales	—	69,973	69,973	—
Other	37,039	1	37,040	11,201

Total property revenues	785,235	69,974	855,209	440,837

Property operating expenses:
Real estate taxes	67,182	—	67,182	37,297
Repairs and maintenance	64,741	—	64,741	32,134
Marketing	15,957	—	15,957	13,732
Other property operating costs	120,590	1	120,591	54,620
Land sales operations	259	59,504	59,763	—
Provision for doubtful accounts	5,311	—	5,311	3,490

Total property operating expenses	274,040	59,505	333,545	141,273

Real estate property net operating income	$511,195	$10,469	$521,664	$299,564

Real estate property net operating income of unconsolidated properties			(99,917)	(64,810)
Management and other fees			19,563	18,701
Discontinued operations and other revenues			412	(829)
Property management and other costs			(34,637)	(25,012)
General and administrative			(2,811)	(2,190)
Depreciation and amortization			(163,309)	(72,904)

Operating income			240,965	152,520
Interest income			2,217	417
Interest expense			(245,028)	(87,087)
Income taxes			1,307	(7)
Income allocated to minority interest			(12,856)	(25,438)
Equity in income of unconsolidated affiliates			26,460	17,930

Income from continuing operations			$13,065	$58,335

25 of 37

GENERAL GROWTH PROPERTIES, INC.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

All references to numbered Notes are to specific notes to our Consolidated Financial Statements included in this Quarterly Report and which Notes are incorporated into the applicable response by reference. The following discussion should be read in conjunction with such Consolidated Financial Statements and related Notes. Capitalized terms used, but not defined, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) have the same meanings as in such Notes.

FORWARD-LOOKING INFORMATION

We may make forward-looking statements in this Quarterly Report, in other reports and proxy statements that we file with the SEC and in other information that we release publicly or provide to investors. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others.

Forward-looking statements include:

•	Projections of our revenues, income, earnings per share, Funds From Operations, capital expenditures, dividends, leverage, capital structure or other financial items;

•	Descriptions of plans or objectives of our management for future operations, including pending acquisitions and debt repayment or restructuring;

•	Forecasts of our future economic performance; and

•	Descriptions of assumptions underlying or relating to any of the foregoing.

In this Quarterly Report, for example, we make forward-looking statements discussing our expectations about:

•	Future repayment of debt, including the ratio of variable to fixed-rate debt in our portfolio

•	Future interest rates

•	Benefits of the TRC Merger

•	Repayment of some of our debt

Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements often include words such as “anticipate”, “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or similar expressions. Forward-looking statements should not be unduly relied upon. They give our expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made and we disclaim any obligation to update them except as required by law.

There are several factors, many beyond our control, which could cause results to differ materially from our expectations. Some of these factors are described in Exhibit 99.1 to this Quarterly Report. Other factors, such as credit, market, operational, liquidity, interest rate and other risks, are described elsewhere in this Quarterly Report. Any factor described in this Quarterly Report could by itself, or together with one or more other factors, adversely affect our business, results of operations or financial condition. There are also other factors that we have not described in this Quarterly Report that could cause results to differ from our expectations.

MANAGEMENT’S OVERVIEW & SUMMARY

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

Our business strategy includes selectively making strategic acquisitions to enhance the yields of the acquired properties through subsequent proactive property management and leasing (including tenant remerchandising), operating cost

26 of 37

GENERAL GROWTH PROPERTIES, INC.

reductions, physical expansions, redevelopments and capital reinvestment. Some of the actions that we take to increase productivity include changing the tenant mix, adding vendor carts or kiosks and even full expansions or renovations of centers. Acquisitions have included single centers, privately held portfolios and public-to-public purchases such as TRC for $14.3 billion in November 2004. Although we have not acquired any properties to date during 2005, during 2004, we acquired TRC, 100% interests in five retail properties, the remaining 50% interest in one retail property, a 50% interest in two retail properties, a 33 1/3% ownership interest in a property to be developed in Costa Rica and a 50% interest in a joint venture owning interests in two operating retail properties, a property management company and a property to be developed in Brazil, all for an aggregate consideration of approximately $16.1 billion. The continued acquisition of property is the most significant factor in overall increases from year to year in our cash flows and net income.

The expansion and renovation of a property also results in increased cash flows and net income as a result of increased customer traffic, trade area penetration and improved competitive position of the property. As of March 31, 2005, we had 22 major approved redevelopment projects underway (each with current incurred expenditures, at our ownership share) for a total cost of approximately $627.5 million (including our ownership share of Unconsolidated Properties).

In addition to property redevelopment, we also develop retail centers from the ground-up. In August 2004, we completed the ground-up development of Jordan Creek Town Center in West Des Moines, Iowa. The center, costing approximately $175 million, is a 1.9 million square foot enclosed regional shopping mall with three anchor stores, a hotel and an amphitheater. We have two other new development projects under construction and ten other potential new developments that are projected to open in 2006 through 2008.

Our Community Development segment includes the development and sale of residential and commercial land, primarily in large-scale projects in and around Columbia, Maryland; Houston, Texas and Summerlin, Nevada. We develop and sell finished and undeveloped land in such communities to builders and other developers for residential, commercial and other uses. Land sale activity at our newest project, the Bridgelands in Houston, Texas, is expected to commence in mid to late 2005.

We believe that the most significant operating factor affecting incremental cash flow and net income is increased rents (either base rental revenue or overage rents) earned from tenants at our properties. These rental revenue increases are primarily achieved by:

• Renewing expiring leases and re-leasing existing space at rates higher than expiring or existing rates. Average annual new/renewal lease rates at our consolidated properties for 2005 were $33.23 per square foot, $.74 per square foot higher than the average annualized in place rent per square foot and $3.60 per square foot higher than the average rent per square foot for leases which expire in 2005. Lease durations for in-line specialty stores typically average close to ten years. As a result, many leases that are expiring now were signed in the early to mid 1990’s during a challenging retail environment.

• Increasing occupancy and expanding rentable square footage at the properties so that more space is generating rent. Space leased at properties which are not under redevelopment was 90.0 percent at March 31, 2005, comparable to the occupancy at March 31, 2004.

• Increased tenant sales in which we participate through overage rents. Tenant sales per square foot at our Consolidated Properties increased 17.3 percent over first quarter 2004 to $407 per square foot primarily due to our focus on acquisitions of premier properties with high productivity, including TRCLP, as well as our focus on operating income growth through aggressive management, remerchandising and reinvestment.

27 of 37

GENERAL GROWTH PROPERTIES, INC.

The following table summarizes additional operating statistics for our Consolidated Properties as well as properties which are owned through joint venture arrangements and unconsolidated for GAAP purposes (the “Unconsolidated Properties”). We provide on-site management and other services to substantially all of the Unconsolidated Properties. Because the management operating philosophies and strategies are generally the same whether the properties are consolidated or unconsolidated, we believe that financial information and operating statistics with respect to all properties, both consolidated and unconsolidated, provide important insights into our operating results, including the relative size and significance of these elements of our overall operations. Collectively, we refer to our Consolidated and Unconsolidated Properties as our “Company Portfolio.”

COMPANY PORTFOLIO DATA

	As of and/or for the Three Months Ended March 31, 2005
	Consolidated Retail	Unconsolidated	Retail
	Properties	Retail Properties	Portfolio (b)
OPERATING STATISTICS (a)
Space leased at centers not under redevelopment (as a %)	89.8%	90.4%	90.0%
Trailing 12 month total tenant sales per sq. ft. (c)	$407	$434	$416
% change in total sales (c)	3.7%	5.0%	4.2%
% change in comparable sales (c)	2.6%	2.9%	2.7%
Mall and Freestanding GLA excluding space under redevelopment (in sq. ft.)	42,493,200	18,849,753	61,342,953

CERTAIN FINANCIAL INFORMATION
Average annualized in place rent per sq. ft.	$32.49	$35.47	$33.30
Average rent per sq. ft. for new/renewal leases (excludes 2005 acquisitions)	$33.23	$37.35	$34.91
Average rent per sq. ft. for leases expiring in 2005 (excludes 2005 acquisitions)	$29.63	$32.31	$30.42

(a)	Data is for 100% of the Mall GLA in each portfolio, including those centers that are owned in part by unconsolidated affiliates. Data excludes properties currently being redeveloped and/or remerchandised and miscellaneous (non-mall) properties.

(b)	Data presented in the column “Retail Portfolio” are weighted average amounts.

(c)	Due to tenant sales reporting timelines, data presented is as of February 2005.

SEASONALITY

Both our Retail and Other segment and our tenants’ businesses are seasonal in nature. Our tenants’ stores typically achieve higher sales levels during the fourth quarter because of the holiday selling season, and with lesser, though still significant, sales fluctuations associated with the Easter holiday and back-to-school events. Although we have a year-long temporary leasing program, a significant portion of the rents received from short-term tenants are collected during the months of November and December. In addition, the majority of our tenants have December or January lease years for purposes of calculating annual overage rent amounts. Accordingly, overage rent thresholds are most commonly achieved in the fourth quarter. As a result, occupancy levels and revenue production are generally highest in the fourth quarter of each year.

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

28 of 37

GENERAL GROWTH PROPERTIES, INC.

CRITICAL ACCOUNTING POLICIES

Critical accounting policies are those that are both significant to the overall presentation of the Company’s financial condition and results of operations and require management to make difficult, complex or subjective judgments. For example, significant estimates and assumptions have been made with respect to useful lives of assets, revenue recognition estimates for Community Development Segment, capitalization of development and leasing costs, recoverable amounts of receivables and deferred taxes and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions, as further discussed below. Our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2004 have not changed during the first quarter of 2005.

ACQUISITIONS

Another significant factor relating to overall increases in the Company’s cash flow and net income is the acquisition of additional properties as detailed in the following chart:

Acquisition
Date
2004
A 50% ownership interest in Burlington Town Center	January 7
Redlands Mall	January 16
The remaining 50% ownership interest in Town East Mall	March 1
Four Seasons Town Centre	March 5
A 33 1/3% ownership interest in GGP/Sambil Costa Rica	April 30
A 50% ownership interest in Riverchase Galleria	May 11
Mall of Louisiana	May 12
The Grand Canal Shoppes	May 17
A 50% ownership interest in GGP/NIG Brazil	July 30
Stonestown Galleria	August 13
The Rouse Company	November 12

Although the Company has not made any acquisitions in 2005, readers of this MD&A should note that, as described in the results of operations discussion below, the increases in cash flow and elements of income in 2005 versus 2004 are primarily due to the acquisition of property and the related financing of such acquisitions.

RESULTS OF OPERATIONS

Company revenues are primarily derived from tenants in the form of fixed minimum rents, overage rents and recoveries of operating expenses. In addition, the consolidated results of operations of the Company are impacted by acquisitions. Results of operations of the Company, as discussed below, relate primarily to the revenues and expenses of the Consolidated Properties and our TRS entities. Investments in Unconsolidated Real Estate Affiliates are accounted for using the equity method of accounting. As a result, results of operations of Unconsolidated Real Estate Affiliates are reported as “Equity in income of unconsolidated affiliates.” Additionally, the following discussion of management’s analysis of operations focuses on the consolidated financial statements presented in this Quarterly Report. Trends in Funds from Operations (“FFO”) as defined by The National Association of Real Estate Investment Trusts (“NAREIT”) have not been presented in this management discussion and analysis of operations, as FFO, under current SEC reporting guidelines, can only be considered a supplemental measure of Company operating performance.

29 of 37

GENERAL GROWTH PROPERTIES, INC.

The following table compares major revenue and expense items for the three months ended March 31, 2005 and 2004:

For The Three Months Ended March 31,
(Dollars in Thousands)	2005	2004	$ Change	% Change
Total revenues	$709,533	$359,826	$349,707	97.2%
Minimum rents	410,484	221,694	188,790	85.2
Tenant recoveries	182,007	102,222	79,785	78.1
Overage rents	13,586	8,352	5,234	62.7
Land sales	61,406	—	61,406	100.0
Management and other fees	19,563	18,701	862	4.6
Total expenses	468,568	207,306	261,262	126.0
Real estate taxes	53,504	28,121	25,383	90.3
Repairs and maintenance	53,817	24,659	29,158	118.2
Other property operating costs	89,763	41,196	48,567	117.9
Land sales operations	54,105	—	54,105	100.0
Marketing	12,368	10,440	1,928	18.5
Property management and other costs	34,637	25,012	9,625	38.5
Depreciation and amortization	163,309	72,904	90,405	124.0
Interest expense	245,028	87,087	157,941	181.4
Equity in income of unconsolidated affiliates	26,460	17,930	8,530	47.6

Total revenues increased $331.1 million as a result of acquisitions and $18.6 million primarily as a result of higher minimum rents and operating expense recoveries from tenants.

Minimum rents increased primarily as a result of acquisitions. Minimum rents also include the net effect of above and below-market lease rent accretion pursuant to SFAS 141 and 142 (Note 1) of $7.6 million in 2005 and $5.6 million in 2004 and approximately $10.1 million related to a change in the commencement period for certain previously recorded leases. Tenant recoveries increased $75.8 million as a result of acquisitions and $4.0 million due to higher recoverable expenses at various properties. Overage rents increased $4.9 million as a result of acquisitions and $0.4 million as a result of higher tenant sales.

Land sale revenues in 2005 are due to the Community Development segment, the properties of which were acquired in the TRC Merger. Revenues in 2005 were comparable to those achieved by The Rouse Company in 2004, excluding bulk sales.

Management and other fees increased approximately $0.9 million compared to 2004. The acquisition of TRC resulted in an increase of approximately $3.8 million in fees. This increase was substantially offset by the Company acquiring the remaining 50% interest in Town East in March 2004. As the Town East venture is now consolidated in the results of operations of the Company, GGMI no longer receives a management fee from this property.

Total expenses increased $249.1 million as a result of acquisitions and $12.3 million as a result of higher depreciation and property costs related to completed developments and renovations.

Real estate taxes increased $22.8 million as a result of acquisitions and $2.6 million as a result of increased property taxes at certain of our properties, including Jordan Creek which opened in August 2004. Repairs and maintenance increased $27.9 million due to acquisitions and $1.2 million primarily as a result of higher contracted expenses. Property operating costs increased $46.5 million as a result of acquisitions and $2.1 million as a result of higher energy costs. Real estate taxes, repairs and maintenance and other property operating expenses are generally recoverable from tenants and the increases in these expenses are generally consistent with the increase in tenant recovery revenues.

Property management and other costs increased primarily as a result of acquisitions subsequent to March 31, 2004.

30 of 37

GENERAL GROWTH PROPERTIES, INC.

Marketing expenses increased due to acquisitions. Depreciation and amortization increased $87.2 million as a result of acquisitions and $2.9 million as a result of additional depreciation on completed developments and redevelopments and other capitalized building and equipment costs.

Interest expense increased $147.8 million as a result of increased debt associated with acquisitions and $10.1 million as a result of higher debt levels primarily as a result of redevelopments, working capital requirements and higher average interest rates in comparison to the same period last year.

Equity in income of unconsolidated affiliates increased primarily due to the Riverchase and GGP/NIG Brazil joint venture acquisitions in 2004 and the operations of unconsolidated affiliates of TRCLP which were acquired in conjunction with the TRC Merger.

LIQUIDITY AND CAPITAL RESOURCES OF THE COMPANY

Our primary uses and sources of cash are as follows:

Uses		Sources
Short-term liquidity and capital needs such as:
•	Tenant construction allowances	•	Operating cash flow, including
•	Minor improvements made to individual		the distributions of our share of
	properties that are not recoverable		cash flow produced by our
	through common area maintenance charges		Unconsolidated Real Estate Affiliates
	to tenants	•	Land sales from the Community
•	Dividend payments		Development segment
•	Debt repayment requirements, including
both principal and interest

Longer-term liquidity needs such as:
•	Acquisitions	•	Secured loans collateralized by
•	New development		individual properties
•	Major renovation or expansion programs	•	Unsecured loans at either a
	at individual properties		venture or company level
•	Debt repayment requirements, including	•	Construction loans
	both principal and interest	•	Mini-permanent loans
		•	Long-term project financing
		•	Joint venture financing with
institutional partners
		•	Equity securities
		•	Potential sale of certain office
and industrial property acquired in
the TRC Merger

As of March 31, 2005, we had consolidated debt of approximately $20.4 billion, of which approximately $12.5 billion bears interest at fixed rates (after taking into effect certain interest rate swap agreements) and approximately $7.9 billion bears interest at variable rates. In addition, our Unconsolidated Real Estate Affiliates have mortgage loans of which our allocable portion based on our respective ownership percentages is approximately $2.8 billion, including $2.0 billion which bears interest at fixed rates (after taking into effect certain interest rate swap agreements) and $0.8 billion which bears interest at variable rates. We intend to reduce the percentage of variable-rate debt to total debt throughout 2005 and 2006. In such, regard, in the first quarter of 2005, we have obtained approximately $1 billion of consolidated debt through such refinancing, with the new debt bearing interest at a weighted average rate per annum of approximately 5.1%

Except in instances where certain Consolidated Properties are cross-collateralized with the Unconsolidated Properties or we have retained or agreed to be responsible for a portion of the debt of a property when it was contributed to or acquired

31 of 37

GENERAL GROWTH PROPERTIES, INC.

by an Unconsolidated Real Estate Affiliate, we have not otherwise guaranteed the debt of the Unconsolidated Real Estate Affiliates.

Our net cash flows for the quarter were as follows:

(In Thousands)	2005	2004
Net cash provided by operating activities	$135,535	$133,484
Net cash used in investing activities	(110,339)	(146,178)
Net cash provided by (used in) financing activities	(15,642)	10,955

Substantially all of the changes were the result of acquisitions.

2004 Credit Facility

The significant terms of the notes comprising the 2004 Credit Facility are as follows:

		Outstanding at
(In Millions)	Initial Capacity	March 31, 2005
Six-month bridge loan	$1,145.0	$433.2
Three-year term loan	3,650.0	3,634.2
Four-year term loan	2,000.0	1,995.0
Revolving credit facility	500.0	223.0

	$7,295.0	$6,285.4

The Company expects to repay the bridge loan in its entirety by May 12, 2005. Accordingly, the available six-month, $600 million extension option of the loan will not be utilized. Principal repayment of the three-year $3.6 billion term loan begins in November 2005 with semi-annual payments in 2006, quarterly payments in 2007 and a final $1.8 billion payment in November 2007. Principal repayment of the four-year $2 billion term loan began in January 2005 with quarterly payments scheduled through September 2008 and a final $1.9 billion payment in November 2008. The Company has proposed to holders of this four-year term loan to reduce the current interest rate of LIBOR plus 2.25% by 50 basis points and pay a 10-basis-point consent fee for the reduction. There can be no assurance that this proposal will be accepted by the holders on these or any other terms. The credit facility currently bears interest at a weighted-average rate of LIBOR plus approximately 210 basis points.

It is our current intention to repay the 2004 Credit Facility by the third quarter of 2006. Funds required for this repayment are expected to come from a variety of sources which may include any or all of the following:

•	Increased cash flow from new and existing properties, including the Community Development segment

•	Refinancing low loan-to-value mortgages on existing properties

•	Placing mortgages on currently unencumbered properties, including the Community Development segment

•	Selective asset sales of office and industrial properties

•	Strategic joint ventures

•	Equity issuances

We are generally required to apply the net proceeds of future mortgage financings and refinancings, sales of equity, and asset dispositions (including by casualty or condemnation) toward prepayment of the credit facility in accordance with various priorities set out in the credit facility. Exceptions to this requirement include capital expenditures, $500 million annually per our written request to the lenders and other items. The credit facility is secured by a pledge of the Operating Partnership’s ownership interest in TRCLP and in GGPLP L.L.C and also by a pledge of the interest in an operating account in which we will deposit any distributions the Operating Partnership receives from our interests in TRCLP.

During the term of the facility, we are subject to customary affirmative and negative covenants including limitations on indebtedness, a fixed charge coverage ratio and debt to equity levels. We do not believe these covenants create material

32 of 37

GENERAL GROWTH PROPERTIES, INC.

limitations on our liquidity or our ability to conduct our business, but may limit our ability to finance additional acquisitions with debt. Upon the occurrence of an event of default contained in the credit facility, the lenders under the facilities will have the option of declaring immediately due and payable all amounts outstanding under the agreement. The credit facility contains events of default including failure to maintain our status as a REIT under the Internal Revenue Code, failure to remain listed on the New York Stock Exchange and such customary events as nonpayment of principal, interest, fees or other amounts, breach of representations and warranties, breach of covenant, cross-default to other indebtedness and certain bankruptcy events.

Contractual Obligations and Commitments

The following table aggregates the future maturities of the Company’s contractual obligations and commitments as of March 31, 2005:

(In Thousands)	2005	2006	2007	2008	2009	Subsequent	Total
Long-term debt-principal	$1,229,545	$2,147,559	$3,868,605	$4,548,855	$3,522,363	$5,075,883	$20,392,810

Retained debt-principal	132,257	61	15,734	—	—	—	148,052	(1)

Ground lease payments	8,164	10,820	10,816	10,816	10,816	476,598	528,030

Committed real estate acquisition contracts	—	30,000	250,000	—	—	—	280,000	(2)

Purchase obligations	139,962	1,100	920	—	—	—	141,982	(3)

Other long-term liabilities	—	—	—	—	—	—	0	(4)

Total	$1,509,928	$2,189,540	$4,146,075	$4,559,671	$3,533,179	$5,552,481	$21,490,874

(1)	As separately detailed in Note 3.

(2)	Reflects $250 million related to the Palazzo (Note 2) and $30 million related to a commitment to purchase Whaler’s Village, a shopping center on the island of Maui, Hawaii. We have also committed to invest $17.4 million in joint ventures in Costa Rica and Brazil.

(3)	Reflects $141,982 accrued and incurred construction costs payable. Routine trade payables have been excluded. Other construction costs related to current redevelopment and development projects are currently expected to be approximately $676.5 million for consolidated properties and $459.8 for unconsolidated properties.

(4)	Other long-term liabilities related to interest expense on long-term debt or ongoing real estate taxes have not been included in the table as such amounts depend upon future amounts outstanding and future applicable real estate tax and interest rates. Interest expense was $245.0 million for the three months ended March 31, 2005 and $472.2 million for fiscal 2004. Real estate tax expense was $53.5 million for the three months ended March 31, 2005 and $128.3 million for fiscal 2004.

Although agreements to refinance debt maturing in 2005 and 2006 have not yet been reached, the Company currently anticipates that all of its debt will be repaid or refinanced on a timely basis.

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

REIT Status

In order to remain qualified as a real estate investment trust (“REIT”) for federal income tax purposes, General Growth must distribute or pay tax on 100% of capital gains and at least 90% of its ordinary taxable income to stockholders. The following factors, among others, will affect operating cash flow and, accordingly, influence the decisions of the Board of Directors regarding distributions:

•	Scheduled increases in base rents of existing leases

•	Changes in minimum base rents and/or overage rents attributable to replacement of existing leases with new or renewal leases

•	Changes in occupancy rates at existing properties and procurement of leases for newly developed properties

•	Necessary capital improvement expenditures or debt repayments at existing properties

•	Our share of distributions of operating cash flow generated by the Unconsolidated Real Estate Affiliates, less oversight costs and debt service on additional loans that have been or will be incurred

•	Anticipated proceeds from sales in our Community Development Segment.

33 of 37

GENERAL GROWTH PROPERTIES, INC.

We anticipate that our operating cash flow, and potential new debt or equity from future offerings, new financings or refinancings will provide adequate liquidity to conduct our operations, fund general and administrative expenses, fund operating costs and interest payments and allow distributions to our preferred and common stockholders in accordance with the REIT requirements of the Internal Revenue Code.

ECONOMIC CONDITIONS

Changes in interest rates are the most significant economic condition which would impact our financial condition. Increases in interest rates, as have occurred in the first quarter of 2005, have and will adversely impact us due to our outstanding variable rate debt which has increased substantially due to the TRC Merger. We have limited our exposure to interest rate fluctuations related to a portion of our variable-rate debt by the use of interest rate cap and swap agreements. Subject to current market conditions, we have a policy of replacing variable-rate debt with fixed-rate debt. However, in an increasing interest rate environment (which generally follows improved market conditions), the fixed rates we can obtain with such replacement fixed-rate debt will also continue to increase.

According to the National Retail Federation, the 2004 holiday season was the strongest since 1999. Despite these favorable trends, some economists remain cautious about prospects for continued improvements in retail markets and future increases in interest rates. Growth in retail markets would lead to stronger demand for leaseable space, ability to increase rents to tenants with stronger sales performance and increased rents computed as a percentage of tenant sales.

The Company and its affiliates currently have ownership interests in 163 consolidated and 58 unconsolidated operating regional malls and community centers, primarily in the United States. These properties are diversified both geographically and by property type (both major and middle market properties) and this may mitigate the impact of any economic decline at a particular property or in a particular region of the country. In addition, the diverse combination of the Company’s tenants is important because no single tenant (by trade name) comprises more than 3% of the Company’s annualized total revenues.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

As described in Note 8, new accounting pronouncements have been issued which are effective for the current year. There has not been a significant impact on the Company’s reported operations due to the application of such new statements. There are no pronouncements or interpretations that have not yet been adopted that are expected to have a material effect on the consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At March 31, 2005, we had consolidated debt of $20.4 billion, including $8.4 billion of variable-rate debt of which approximately $489.1 million is subject to interest rate swap agreements, which fix the interest we are required to pay on such debt to approximately 3.83% per annum. Although the majority of the remaining variable-rate debt is subject to interest rate cap agreements pursuant to the loan agreements and financing terms, such interest rate caps generally limit the Company’s interest rate exposure only if LIBOR exceeds a rate per annum significantly higher (generally above 8% per annum) than current LIBOR rates. Therefore, a 25 basis point movement in the interest rate on the remaining approximately $7.9 billion of variable-rate debt would result in an approximately $20 million annualized increase or decrease in consolidated interest expense and operating cash flows.

In addition, the Company is subject to interest rate exposure as a result of the variable-rate debt collateralized by the Unconsolidated Real Estate Affiliates for which interest rate swap agreements have not been obtained. The Company’s share (based on the Company’s respective equity ownership interests in the Unconsolidated Real Estate Affiliates) of such remaining variable-rate debt was approximately $855.9 million at March 31, 2005. A similar 25 basis point annualized movement in the interest rate on the variable-rate debt of the Unconsolidated Real Estate Affiliates would result in approximately $2 million annualized increase or decrease in the Company’s equity in the income and operating cash flows from Unconsolidated Real Estate Affiliates.

34 of 37

GENERAL GROWTH PROPERTIES, INC.

The Company is further subject to interest rate risk with respect to its fixed-rate financing in that changes in interest rates will impact the fair value of the Company’s fixed-rate financing. To determine the fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the debt’s collateral. At March 31, 2005, the fair value of our debt is estimated to be $20.3 billion compared to the carrying value of $20.4 billion. If LIBOR were to increase by 25 basis points, the fair value of the debt would be approximately $181 million lower than the carrying value and the fair value of our swap agreements would increase by approximately $1.8 million.

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

The Company has not entered into any transactions using derivative commodity instruments.

ITEM 4. CONTROLS AND PROCEDURES

Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report have been designed and are functioning effectively to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.

There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

35 of 37

GENERAL GROWTH PROPERTIES, INC.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are currently subject to litigation arising in the normal course of its business. In the opinion of management, none of these lawsuits or claims against us, either individually or in the aggregate, is likely to have a material adverse effect on our business, results of operations, or financial condition. In addition, we believe that we currently have adequate insurance in place to cover any such significant litigation.

ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

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

36 of 37

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL GROWTH PROPERTIES, INC.
(Registrant)

Date: May 9, 2005	by:	/s/: Bernard Freibaum
Bernard Freibaum
Executive Vice President and Chief Financial Officer (Principal Accounting Officer)

37 of 37