Form 10-Q
period 2005-06-30
GENERAL GROWTH PROPERTIES INC
filed 2005-08-09
CIK 895648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

or

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES ☑                NO ☐
Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
YES ☑                NO ☐
The number of shares of Common Stock, $.01 par value, outstanding on August 5, 2005 was 238,319,384.

GENERAL GROWTH PROPERTIES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
	(Dollars in thousands)
	(Unaudited)
Assets
Investment in real estate:
Land	$2,863,162	$2,859,552
Buildings and equipment	18,336,543	18,251,258
Less accumulated depreciation	(1,784,118)	(1,453,488)
Developments in progress	635,739	559,969

Net property and equipment	20,051,326	20,217,291
Investment in and loans to/from Unconsolidated Real Estate Affiliates	1,852,770	1,945,541
Investment land and land held for development and sale	1,641,352	1,638,013

Net investment in real estate	23,545,448	23,800,845
Cash and cash equivalents	50,549	39,581
Accounts and notes receivable, net	252,670	242,425
Deferred expenses, net	154,909	153,231
Prepaid expenses and other assets	1,355,220	1,482,543

Total assets	$25,358,796	$25,718,625

Liabilities and Stockholders’ Equity
Mortgage notes and other property debt payable	$20,458,401	$20,310,947
Deferred tax liabilities	1,284,175	1,414,565
Accounts payable and accrued expenses	880,178	895,520

Total liabilities	22,622,754	22,621,032

Minority interests:
Preferred	215,071	403,161
Common	476,727	551,282

Total minority interests	691,798	954,443

Commitments and contingencies	—	—

Preferred stock: $100 par value; 5,000,000 shares authorized; none issued and outstanding	—	—

Stockholders’ equity:
Common stock: $.01 par value; 875,000,000 shares authorized; 238,063,623 and 234,724,082 shares issued and outstanding as of June 30, 2005 and December 31, 2004, respectively	2,381	2,347
Additional paid-in capital	2,422,065	2,378,237
Retained earnings (accumulated deficit)	(381,902)	(227,511)
Notes receivable-common stock purchase	(1,135)	(5,178)
Unearned compensation-restricted stock	(1,747)	(1,060)
Accumulated other comprehensive income (loss)	4,582	(3,685)

Total stockholders’ equity	2,044,244	2,143,150

Total liabilities and stockholders’ equity	$25,358,796	$25,718,625

The accompanying notes are an integral part of these consolidated financial statements.

3 of 44

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
	(In thousands, except for per share amounts)
Revenues:
Minimum rents	$409,398	$231,724	$819,882	$453,419
Tenant recoveries	183,718	105,469	365,725	207,690
Overage rents	9,700	4,703	23,286	13,054
Land sales	114,345	—	175,751	—
Management and other fees	23,252	20,163	42,815	38,864
Other	26,450	12,316	48,937	21,172

Total revenues	766,863	374,375	1,476,396	734,199

Expenses:
Real estate taxes	52,781	28,848	106,285	56,970
Repairs and maintenance	50,206	25,320	104,023	49,956
Marketing	12,530	10,515	24,898	20,955
Other property operating costs	94,341	48,777	184,362	89,998
Land sales operations	94,348	—	148,195	—
Provision for doubtful accounts	4,258	2,565	8,512	5,350
Property management and other costs	43,484	24,312	78,121	49,324
General and administrative	3,635	2,812	6,446	5,002
Depreciation and amortization	173,075	85,757	336,384	158,660

Total expenses	528,658	228,906	997,226	436,215

Operating income	238,205	145,469	479,170	297,984

Interest income	2,489	366	4,706	783
Interest expense	(244,842)	(90,460)	(489,870)	(177,547)
Provision for income taxes	(14,061)	(382)	(12,754)	(389)
Income allocated to minority interests	(8,786)	(22,900)	(21,642)	(48,338)
Equity in income of unconsolidated affiliates	29,647	18,154	56,107	36,084

Income from continuing operations	2,652	50,247	15,717	108,577
Income from discontinued operations, net of minority interests	—	901	—	1,694

Net income	$2,652	$51,148	$15,717	$110,271

Basic earnings per share:
Continuing operations	$0.01	$0.23	$0.07	$0.50
Discontinued operations	—	0.01	—	0.01

Total basic earnings per share	$0.01	$0.24	$0.07	$0.51

Diluted earnings per share:
Continuing operations	$0.01	$0.22	$0.07	$0.49
Discontinued operations	—	0.01	—	0.01

Total diluted earnings per share	$0.01	$0.23	$0.07	$0.50

Distributions declared per share	$0.36	$0.30	$0.72	$0.60

Comprehensive income, net:
Net income	$2,652	$51,148	$15,717	$110,271
Other comprehensive income, net of minority interest:
Net unrealized gains (losses) on derivative financial instruments	(1,355)	5,993	4,772	6,319
Minimum pension liability adjustment	(75)	(99)	(182)	(182)
Foreign currency translation	3,481	—	3,437	—
Net unrealized gains (losses) on available-for-sale securities	(50)	—	240	—

Comprehensive income, net	$4,653	$57,042	$23,984	$116,408

The accompanying notes are an integral part of these consolidated financial statements.

4 of 44

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net Income	$15,717	$110,271
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests, including discontinued operations	21,642	48,761
Equity in income of unconsolidated affiliates	(56,107)	(36,084)
Provision for doubtful accounts, including discontinued operations	8,512	5,364
Distributions received from unconsolidated affiliates	56,283	32,940
Depreciation, including discontinued operations	326,501	150,260
Amortization, including discontinued operations	14,125	14,577
Participation expense pursuant to Contingent Stock Agreement	51,687	—
Land development and acquisition expenditures	(59,610)	—
Cost of land sales	84,287	—
Debt assumed by purchasers of land	(4,133)	—
Losses on extinguishment of debt	4,613	6,187
Deferred income taxes	10,844	—
Net changes:
Accounts and notes receivable	(13,820)	(6,954)
Prepaid expenses and other assets	3,516	415
Deferred expenses	(2,215)	(16,219)
Accounts payable and accrued expenses	(82,196)	33,903

Net cash provided by operating activities	379,646	343,421

Cash flows from investing activities:
Acquisition/development of real estate and improvements and additions to properties	(205,271)	(1,316,349)
Increase in investments in unconsolidated affiliates	(40,950)	(143,052)
Increase in restricted cash	(18,317)	(2,223)
Distributions received from unconsolidated affiliates in excess of income	72,882	20,164
Proceeds from repayment of notes receivable for common stock purchases	4,505	563
Loans to/from unconsolidated affiliates, net	89,000	(8,884)
Marketable securities, net	5,699	—

Net cash used in investing activities	(92,452)	(1,449,781)

Cash flows from financing activities:
Cash distributions paid to common stockholders	(170,109)	(130,550)
Cash distributions paid to holders of Common Units	(39,467)	(33,575)
Cash distributions paid to holders of perpetual and convertible preferred units	(18,579)	(20,012)
Cash distributions to Minority Interest-Common	(6,547)	—
Proceeds from issuance of common stock, including from common stock plans	36,650	13,716
Redemption of preferred minority interests:
PDC Series A Perpetual Preferred Units	—	(12,750)
PDC Series C Perpetual Preferred Units	(8,000)	—
Redeemable Preferred Units	(175,000)	—
Other preferred stock of consolidated subsidiaries	—	(173)
Proceeds from issuance of mortgage notes and other property debt payable	2,917,537	2,396,399
Principal payments on mortgage notes and other property debt payable	(2,808,218)	(1,095,900)
Deferred financing costs	(4,493)	(6,207)

Net cash provided by (used in) financing activities	(276,226)	1,110,948

Net change in cash and cash equivalents	10,968	4,588
Cash and cash equivalents at beginning of period	39,581	10,677

Cash and cash equivalents at end of period	$50,549	$15,265

Supplemental disclosure of cash flow information:
Interest paid	$501,973	$174,634
Interest capitalized	28,941	3,602

Non-cash investing and financing activities (Note 2):
Common stock issued in exchange for Operating Partnership Units	$18,661	$1,314
Common stock issued in exchange for convertible preferred units	5,210	8,956
Debt assumed in conjunction with acquisition of property	—	134,902
Common stock issued pursuant to Contingent Stock Agreement	18,098	—
Operating Partnership Units issued as consideration for purchase of real estate	—	25,132
The accompanying notes are an integral part of these consolidated financial statements.

5 of 44

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 ORGANIZATION
Readers of this Quarterly Report on Form 10-Q should refer to the Company’s (as defined below) audited financial statements for the year ended December 31, 2004 which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (Commission File No. 1-11656), as certain footnote disclosures which would substantially duplicate those contained in the 2004 annual audited financial statements have been omitted from this report. Capitalized terms used, but not defined, in this Quarterly Report have the same meanings as in the Company’s 2004 Annual Report on Form 10-K (the “10-K”).
General
General Growth Properties, Inc. (“General Growth”), a Delaware corporation, is a self-administered and self-managed real estate investment trust, referred to as a “REIT.” General Growth was organized in 1986 and through its subsidiaries and affiliates owns, operates, manages, leases, acquires, develops, expands and finances operating properties located primarily throughout the United States and develops and sells land for residential, commercial and other uses primarily in master-planned communities. The operating properties consist of retail centers, office and industrial buildings and mixed-use and other properties. Land development and sales operations are predominantly related to large-scale, long-term community development projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas. In these notes, the terms “we”, “us” and “our” refer to General Growth and its subsidiaries (the “Company”).
Substantially all of our business is conducted through GGP Limited Partnership (the “Operating Partnership” or “GGPLP”). As of June 30, 2005, General Growth, as sole general partner, owned approximately 81.6% of the Operating Partnership. Approximately 16.0% of the Operating Partnership is held by limited partners that indirectly include family members of the original stockholders of the Company and is represented by common units of limited partnership interest in the Operating Partnership (the “Common Units”). The remaining approximately 2.4% of the Operating Partnership is held by limited partners that include subsequent contributors of properties to the Operating Partnership. In addition, the Operating Partnership has preferred units of limited partnership interest (the “Preferred Units”) outstanding. Under certain circumstances, the Preferred Units are convertible into Common Units which are redeemable for shares of our common stock on a one-for-one basis.
In addition to holding ownership interests in various joint ventures, the Operating Partnership generally conducts its operations through the following subsidiaries:
•	GGPLP L.L.C., a Delaware limited liability company (the “LLC”), has ownership interests in the majority of our properties (other than those acquired in The Rouse Company merger (the “TRC Merger,” Note 2)).
•	The Rouse Company LP (“TRCLP”), successor to The Rouse Company, which includes both a REIT and taxable REIT subsidiaries (“TRSs”), has ownership interests in Consolidated Properties and Unconsolidated Properties (as defined below).
•	General Growth Management, Inc. (“GGMI”), a TRS, manages, leases, and performs various other services for some of our Unconsolidated Real Estate Affiliates (as defined below) and approximately 30 properties owned by unaffiliated third parties.
In this report, we refer to our ownership interests in majority-owned or controlled properties as “Consolidated Properties,” to joint ventures in which we own a non-controlling interest as “Unconsolidated Real Estate Affiliates” and the properties owned by such joint ventures as the

6 of 44

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
“Unconsolidated Properties.” Our “Company Portfolio” includes both the Unconsolidated Properties and our Consolidated Properties.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of General Growth, our subsidiaries and joint ventures in which we have a controlling interest. We also consolidate the accounts of certain variable interest entities that were acquired in the TRC Merger (Note 2) and for which we are the primary beneficiary. Income allocated to minority interests in these joint ventures includes the share of such properties’ operations (generally computed as the respective joint venture partner ownership percentage) applicable to such non-controlling venturers. The equity of these non-controlling venturers has been included in minority interests-common.
Acquisitions (Note 2) are accounted for utilizing the purchase method of accounting and accordingly, the results of operations are included in our results of operations from the respective dates of acquisition. All significant intercompany balances and transactions have been eliminated.
In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods have been included. The results for the interim periods ended June 30, 2005 are not necessarily indicative of the results to be obtained for the full fiscal year.
Minority Interests
Common
Changes in outstanding Operating Partnership Common Units for the six months ended June 30, 2005 were as follows:

December 31, 2004	55,532,263
Conversion of Preferred Units into Common Units	274,275
Redemptions for General Growth common stock	(2,126,097)

June 30, 2005	53,680,441

Preferred
Components of minority interests–preferred at June 30, 2005 and December 31, 2004 were as follows:

			Number of	Per Unit		Carrying Amount
	Coupon	Issuing	units as of	Liquidation	Redeemable	June 30,	December 31,
Security Type	Rate	Entity	June 30, 2005	Preference	by Issuer	2005	2004
						(In thousands)
Perpetual Preferred Units
Redeemable Preferred Units (“RPUs”)	8.95%	LLC	240,000	$250	April 2007	$60,000	$235,000 (1)
Cumulative Preferred Units (“CPUs”)	8.25%	LLC	20,000	250	N/A	5,000	5,000
Price Development Company (“PDC”) Series C	8.75%	PDC	—	25	N/A	—	8,000

						65,000	248,000

7 of 44

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

						Carrying Amount
				Per Unit		June 30,	December 31,
	Coupon	Issuing	Number	Liquidation	Redeemable	2005	2004
Security Type	Rate	Entity	of Units	Preference	by Issuer
Convertible Preferred Units
Series B-JP Realty	8.50%	GGPLP	1,382,842	50	N/A	69,142	70,975
Series C-Glendale Galleria	7.00%	GGPLP	575,959	50	N/A	28,799	32,176
Series D-Foothills Mall	6.50%	GGPLP	532,750	50	N/A	26,637	26,637
Series E-Four Seasons Town Centre	7.00%	GGPLP	502,658	50	N/A	25,132	25,132

						149,710	154,920

Other preferred stock of consolidated subsidiaries	N/A	various	361	1,000	(2)	361	241

Total Minority Interest-Preferred						$215,071	$403,161

(1)	Includes $175 million which was called for redemption in March 2005 as permitted under the terms of the applicable RPUs.

(2)	Redeemable on demand, under certain circumstances.
Earnings Per Share (“EPS”)
Information related to our EPS calculations were as follows:

	Three Months Ended June 30,
	2005		2004
	Basic	Diluted	Basic	Diluted
	(In thousands)
Numerators:
Income from continuing operations	$2,652	$2,652	$50,247	$50,247
Discontinued operations, net of minority interests	—	—	901	901

Net income	$2,652	$2,652	$51,148	$51,148

Denominators:
Weighted average number of common shares outstanding — basic	237,854	237,854	218,075	218,075
Effect of dilutive securities — options	—	1,068	—	807

Weighted average number of common shares outstanding — diluted	237,854	238,922	218,075	218,882

8 of 44

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended June 30,
	2005		2004
	Basic	Diluted	Basic	Diluted
	(In thousands)
Numerators:
Income from continuing operations	$15,717	$15,717	$108,577	$108,577
Discontinued operations, net of minority interests	—	—	1,694	1,694

Net income	$15,717	$15,717	$110,271	$110,271

Denominators:
Weighted average number of common shares outstanding — basic	236,838	236,838	217,814	217,814
Effect of dilutive securities — options	—	865	—	836

Weighted average number of common shares outstanding — diluted	236,838	237,703	217,814	218,650

Diluted EPS excludes anti-dilutive options where the exercise price was higher than the average market price of our common stock and options for which conditions for issuance were not achieved. Such options totaled 1,903,108 for the three months ended June 30, 2005, 1,813,000 for the three months ended June 30, 2004, 1,940,125 for the six months ended June 30, 2005 and 1,405,000 for the six months ended June 30, 2004. Outstanding Common Units have also been excluded from the diluted earnings per share calculation because there would be no effect on EPS as the minority interests’ share of income would also be added back to net income.
Notes Receivable — Officers
Notes receivable — officers were as follows:

	June 30,	December 31,
(In thousands)	2005	2004
Income tax withholdings reported in Prepaid expenses and other assets	$161	$623
Reported as a reduction to Stockholders’ equity	1,135	5,178

	$1,296	$5,801

During February 2005, one of the officers voluntarily repaid his note in full, which had an outstanding balance of $4.3 million at December 31, 2004.
Revenue Recognition and Related Matters
As of June 30, 2005, straight-line rents receivable, which represent the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases, of approximately $115.9 million are included in accounts and notes receivable, net in the accompanying consolidated balance sheet (Note 8).
Lease termination income was $6.7 million for the three months ended June 30, 2005, $2.3 million for the three months ended June 30, 2004, $9.3 million for the six months ended June 30, 2005, and $5.3 million for the six months ended June 30, 2004.
Management and other fees primarily represent management and leasing fees, financing fees and fees for other ancillary services which we perform for the benefit of the Unconsolidated Real Estate Affiliates and properties owned by third parties and are recognized as revenues when earned. We recognized fees for services performed for the Unconsolidated Properties of approximately $20.4 million for the three months

9 of 44

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
ended June 30, 2005, $16.0 million for the three months ended June 30, 2004, $37.8 million for the six months ended June 30, 2005 and $30.3 million for the six months ended June 30, 2004.
Stock Plans
During the second quarter of 2002, we elected to prospectively adopt the fair value based employee stock-based compensation expense recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). We had previously applied the intrinsic value based expense recognition provisions set forth in APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). The transition rules for adoption of SFAS 123 provide that prior grants of options, whether from our 1993 Stock Incentive Plan (now expired) or the 1998 Incentive Plan, are accounted for under APB 25. Had compensation costs for such prior grants of options been recorded under SFAS 123, our net income and earnings per share would have been nominally reduced but there would have been no effect on reported basic or diluted earnings per share.
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
NOTE 2 ACQUISITIONS AND INTANGIBLES
The Rouse Company
We acquired The Rouse Company (“TRC”), a real estate development and management company, on November 12, 2004 (the “TRC Merger”) for a purchase price, including debt and other liabilities assumed, of approximately $14.2 billion. Immediately following the TRC Merger, TRC was, through a series of transactions, converted to a limited partnership (“TRCLP”) wholly-owned by the Operating Partnership and its subsidiaries. The results of TRCLP’s operations have been included in our consolidated financial statements since that date.
The following table summarizes the estimated fair values of the assets acquired at the date of acquisition, including adjustments made during the six months ended June 30, 2005. These fair values were based, in part, on preliminary third-party market valuations. These fair values were based on currently available information and assumptions and estimates that we believe are reasonable at this time. We will continue to review and expect to adjust these fair values as additional information becomes available for a period of one year following the acquisition.

10 of 44

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	November 12,	Non-cash	June 30,
(In thousands)	2004	Adjustments	2005

Land	$1,314,711	$—	$1,314,711
Buildings and equipment	8,206,370	(35,658)	8,170,712
Developments in progress	383,996	(22,268)	361,728
Investment in and loans to Unconsolidated Real Estate Affiliates	1,236,299	32,822	1,269,121
Investment land and land held for development and sale	1,645,700	33,128	1,678,828
Cash and cash equivalents	29,077	—	29,077
Accounts and notes receivable	84,424	1,811	86,235
Prepaid expenses and other assets:
Below-market ground leases	382,328	(895)	381,433
Above-market tenant leases	141,048	—	141,048
Deferred tax assets	145,243	(142,675)	2,568
Goodwill	356,796	57,199	413,995
Other	401,527	(8,995)	392,532

Total purchase price	$14,327,519	$(85,531)	$14,241,988

During the six months ended June 30, 2005, liabilities assumed were also reduced by $90 million as additional information became available.
Other Acquisitions
Also in 2004, we made the following acquisitions which have been reflected in our consolidated financial statements since the dates of the respective acquisitions:

Acquisition
Date
50% ownership interest in Burlington Town Center	January 7
Redlands Mall	January 16
The remaining 50% ownership interest in Town East Mall	March 1
Four Seasons Town Centre	March 5
Ownership interest in GSG de Cost Rica SRL	April 30
50% ownership interest in Hoover Mall Holding, L.L.C.	May 11
Mall of Louisiana	May 12
Grand Canal Shoppes	May 17
50% ownership interest in GGP/NIG Brazil	July 30
Stonestown Galleria	August 13
In addition to the acquisitions discussed above, we have entered into a separate agreement (the “Phase II Agreement”), to acquire the multi-level retail space that is planned to be part of The Palazzo in Las Vegas, Nevada that will be connected to the existing Venetian and the Sands Expo and Convention Center facilities (the “Phase II Acquisition”) and the Grand Canal Shoppes described above. The Palazzo is currently under construction and is expected to be completed in 2007. If completed as specified under the terms of the Phase II Agreement, we will purchase, payable upon grand opening, the Phase II Acquisition retail space at a price computed on a 6% capitalization rate on the projected net operating income of the Phase II retail space, as defined by the Phase II Agreement (“Phase II NOI”), up to $38 million and on a capitalization rate of 8% on Phase II NOI in excess of $38 million, all subject to a minimum purchase price of $250 million. Based on current construction plans and estimated rents, we believe the actual purchase price will be more than double the minimum purchase price. The Phase II Agreement is subject to the satisfaction of separate and customary closing conditions.
Accounting for Acquisitions and Intangibles
Acquisitions of properties are accounted for utilizing the purchase method and accordingly, the results of operations are included in our results of operations subsequent to the respective dates of acquisition. The

11 of 44

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
purchase prices for all property acquisitions are subject to certain prorations and adjustments. Estimates of future cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place at-market leases, acquired above and below-market leases and tenant relationships. Initial valuations are subject to change until such information is finalized no later than 12 months from the applicable acquisition dates.
The following table summarizes our intangible assets and liabilities:

(In millions)	Gross Asset	Accumulated	Net Carrying
	(Liability)	Amortization	Amount
June 30, 2005
In-place leases	$601	$95	$506
Below-market ground leases	381	5	376
Below-market tenant leases	(306)	(83)	(223)
Above-market tenant leases	142	20	122
Real estate tax stabilization agreement	94	3	91

December 31, 2004
In-place leases	595	29	566
Below-market ground leases	381	1	380
Below-market tenant leases	(304)	(52)	(252)
Above-market tenant leases	142	4	138
Real estate tax stabilization agreement	94	1	93
Amortization of these intangible assets and liabilities, and similar assets and liabilities from our Unconsolidated Real Estate Affiliates, increased (decreased) net income by approximately $(40.0) million for the three months ended June 30, 2005, $5.7 million for the three months ended June 30, 2004 $(65.5) million for the six months ended June 30, 2005 and $10.7 million for the six months ended June 30, 2004.
Future amortization, including our share of such items from Unconsolidated Real Estate Affiliates, is estimated to decrease net income by approximately $110 million in 2005, 2006 and 2007, $100 million in 2008 and $70 million in 2009.
NOTE 3 INVESTMENTS IN AND LOANS TO/FROM UNCONSOLIDATED REAL ESTATE AFFILIATES
The Unconsolidated Real Estate Affiliates constitute our investment in real estate joint ventures that own and/or develop shopping centers, residential and commercial land, and other retail and investment property. Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. We manage most of the properties owned by these joint ventures. Some of the joint ventures have elected to be taxed as REITs. Since we have joint interest and control of the Unconsolidated Properties with our venture partners, we account for these joint ventures using the equity method.
In certain circumstances, we are obligated to fund debt in excess of our pro rata share of the debt of our Unconsolidated Real Estate Affiliates. Such Retained Debt totaled $144.0 million as of June 30, 2005 and $148.7 million as of December 31, 2004.
The significant accounting policies used by the Unconsolidated Real Estate Affiliates are the same as those of General Growth.

12 of 44

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Condensed Combined Financial Information of Unconsolidated Real Estate Affiliates
The following is condensed combined financial information for our Unconsolidated Real Estate Affiliates as of June 30, 2005 and December 31, 2004 and for the periods ended June 30, 2005 and 2004.

		December 31,
	June 30, 2005	2004
(In thousands)
Condensed Combined Balance Sheets — Unconsolidated Real Estate Affiliates
Assets:
Land	$867,484	$852,137
Buildings and equipment	7,318,460	7,398,555
Less accumulated depreciation	(1,175,830)	(982,616)
Developments in progress	304,413	220,486

Net property and equipment	7,314,527	7,488,562
Investment in unconsolidated joint ventures	70,006	56,362
Investment land and land held for sale and development	266,874	257,555

Net investment in real estate	7,651,407	7,802,479
Cash and cash equivalents	162,152	134,399
Accounts and notes receivable, net	129,111	119,446
Deferred expenses, net	160,516	175,446
Prepaid expenses and other assets	184,368	261,555

Total assets	$8,287,554	$8,493,325

Liabilities and Owners’ Equity:
Mortgage notes and other property debt payable	$5,878,109	$5,601,137
Accounts payable and accrued expenses	394,179	417,300
Minority interest	117	117
Owners’ equity	2,015,149	2,474,771

Total liabilities and owners’ equity	$8,287,554	$8,493,325

Investment In and Loans To/From Unconsolidated Real Estate Affiliates
Owners’ equity	$2,015,149	$2,474,771
Less joint venture partners’ equity	(1,046,329)	(1,258,133)
Capital or basis differences and loans	883,950	728,903
Investment in and loans to/from Unconsolidated Real Estate Affiliates	$1,852,770	$1,945,541

13 of 44

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
(In thousands)
Condensed Combined Statements of Operations — Unconsolidated Real Estate Affiliates
Revenues:
Minimum rents	$189,784	$128,154	$385,617	$253,537
Tenant recoveries	89,393	59,705	176,288	121,329
Overage rents	2,253	1,115	5,756	3,328
Land sales	54,581	—	70,900	—
Other	38,163	3,979	68,127	6,952

Total revenues	374,174	192,953	706,688	385,146

Expenses:
Real estate taxes	27,795	17,070	55,338	35,027
Repairs and maintenance	17,199	14,008	39,998	28,448
Marketing	7,282	6,400	14,535	12,787
Other property operating costs	68,978	27,594	129,131	53,556
Land sales operations	28,552	—	35,756	—
Provision for doubtful accounts	1,144	1,054	3,351	2,436
Property management and other costs	11,821	11,068	23,464	22,102
General and administrative	3,788	766	4,269	1,051
Depreciation and amortization	67,674	39,095	126,692	77,622

Total expenses	234,233	117,055	432,534	233,029

Operating income	139,941	75,898	274,154	152,117
Interest income	1,868	675	3,404	1,522
Interest expense	(71,957)	(40,381)	(141,196)	(81,361)
Equity in income of unconsolidated joint ventures	1,184	1,125	2,303	2,264

Net income	$71,036	$37,317	$138,665	$74,542

Equity In Income of Unconsolidated Real Estate Affiliates
Total income of Unconsolidated Real Estate Affiliates	$71,036	$37,317	$138,665	$74,542
Joint venture partners’ share of income of Unconsolidated Real Estate Affiliates	(36,485)	(19,111)	(71,276)	(38,292)
Amortization of capital or basis differences	(4,892)	(52)	(11,270)	(149)
Elimination of Unconsolidated Real Estate Affiliates loan interest	(12)	—	(12)	(17)

Equity in income of Unconsolidated Real Estate Affiliates	$29,647	$18,154	$56,107	$36,084

14 of 44

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is summarized financial information for certain individually significant Unconsolidated Real Estate Affiliates as of June 30, 2005 and December 31, 2004 and for the periods ended June 30, 2005 and 2004.

	GGP/Homart		GGP/Homart II
	June 30,	December 31,	June 30,	December 31,
	2005	2004	2005	2004
(In thousands)
Assets:
Land	$146,777	$146,777	$190,707	$190,707
Buildings and equipment	1,776,774	1,765,800	1,993,609	1,957,969
Less accumulated depreciation	(421,006)	(389,682)	(234,484)	(205,637)
Developments in progress	21,598	8,586	85,744	63,970
Investment in unconsolidated joint ventures	9,597	10,898	—	—

Net investment in real estate	1,533,740	1,542,379	2,035,576	2,007,009
Cash and cash equivalents	11,360	20,319	47,139	23,149
Accounts receivable, net	40,967	39,254	29,699	32,265
Deferred expenses, net	48,104	48,969	58,438	59,102
Prepaid expenses and other assets	16,822	56,482	29,972	36,236

Total assets	$1,650,993	$1,707,403	$2,200,824	$2,157,761

Liabilities and Owners’ Equity:
Mortgage notes and other property debt payable	$1,517,778	$1,469,938	$1,501,927	$1,331,301
Accounts payable and accrued expenses	54,699	63,560	69,328	81,574
Minority interest	—	—	117	117
Owners’ equity	78,516	173,905	629,452	744,769

Total liabilities and owners’ equity	$1,650,993	$1,707,403	$2,200,824	$2,157,761

15 of 44

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	GGP/Homart		GGP/Homart II
Three months ended June 30,	2005	2004	2005	2004
(In thousands)
Revenues:
Minimum rents	$53,059	$51,383	$47,294	$44,819
Tenant recoveries	24,331	23,007	22,488	21,140
Overage rents	572	394	559	631
Other	2,091	1,951	2,581	1,171

Total revenues	80,053	76,735	72,922	67,761

Expenses:
Real estate taxes	7,416	6,730	6,436	6,153
Repairs and maintenance	6,074	6,328	4,514	4,495
Marketing	2,474	2,321	2,490	2,493
Other property operating costs	9,735	10,412	6,204	9,889
Provision for doubtful accounts	295	456	466	179
Property management and other costs	5,009	4,649	4,282	3,962
General and administrative	149	441	821	197
Depreciation and amortization	16,962	16,797	15,152	13,782

Total expenses	48,114	48,134	40,365	41,150

Operating income	31,939	28,601	32,557	26,611
Interest income	670	270	674	345
Interest expense	(20,833)	(19,678)	(17,557)	(13,437)
Equity in income of unconsolidated joint ventures	1,184	1,125	—	—

Net income	$12,960	$10,318	$15,674	$13,519

	GGP/Homart		GGP/Homart II
Six months ended June 30,	2005	2004	2005	2004
(In thousands)
Revenues:
Minimum rents	$112,654	$101,512	93,242	$88,710
Tenant recoveries	47,274	46,656	45,578	42,925
Overage rents	1,669	1,168	1,594	1,436
Other	4,073	3,321	3,925	2,204

Total revenues	165,670	152,657	144,339	135,275

Expenses:
Real estate taxes	14,796	13,929	13,737	12,492
Repairs and maintenance	13,209	12,786	9,197	8,915
Marketing	4,924	4,796	4,867	4,854
Other property operating costs	17,580	20,529	14,279	18,253
Provision for doubtful accounts	625	891	1,077	708
Property management and other costs	10,074	9,246	8,370	7,935
General and administrative	248	522	1,005	329
Depreciation and amortization	33,982	33,007	30,176	27,858

Total expenses	95,438	95,706	82,708	81,344

Operating income	70,232	56,951	61,631	53,931
Interest income	1,168	631	1,152	751
Interest expense	(41,162)	(40,109)	(33,870)	(26,808)
Equity in income of unconsolidated joint ventures	2,303	2,264	—	—

Net income	$32,541	$19,737	$28,913	$27,874

16 of 44

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 MORTGAGE NOTES AND OTHER PROPERTY DEBT PAYABLE
Mortgage notes and other property debt payable reflected in the accompanying consolidated balance sheets at June 30, 2005 and December 31, 2004 consisted of the following:

	June 30,	December 31,
(In thousands)	2005	2004
Fixed-rate debt:
Commercial mortgage-backed securities	$318,470	$332,526
Other collateralized mortgage notes and other debt payable	11,431,643	9,036,659
Corporate and other unsecured term loans	1,639,515	1,750,882

Total fixed-rate debt	13,389,628	11,120,067

Variable-rate debt:
Commercial mortgage-backed securities	333,355	361,239
Other collateralized mortgage notes and other debt payable	1,135,483	2,189,059
Credit facilities	—	150,000
Corporate and other unsecured term loans	5,599,935	6,490,582

Total variable-rate debt	7,068,773	9,190,880

Total	$20,458,401	$20,310,947

Commercial Mortgage-Backed Securities
In December 2001, the Operating Partnership and certain Unconsolidated Real Estate Affiliates completed the placement of $2.55 billion of non-recourse commercial mortgage pass-through certificates (the “GGP MPTC”). The GGP MPTC was initially collateralized by 27 malls and one office building, including 19 malls then owned by certain Unconsolidated Real Estate Affiliates. At June 30, 2005, the GGP MPTC had a current outstanding principal balance of approximately $946.1 million (including $294.3 million by Unconsolidated Real Estate Affiliates) and was collateralized by ten malls and one office building, including six malls owned by Unconsolidated Real Estate Affiliates.
The GGP MPTC is comprised of both variable-rate and fixed-rate notes which require monthly payments of principal and interest. The certificates represent beneficial interests in three loan groups made by three initial sets of borrowers (the Operating Partnership, GGP/Homart and GGP/Homart II, and GGP Ivanhoe III). The original principal amount of the GGP MPTC was comprised of $1.235 billion attributed to the Operating Partnership, $900 million to GGP/Homart and GGP/Homart II and $415 million to GGP Ivanhoe III. The terms of the notes comprising the GGP MPTC are as follows:

Weighted-Average
Initial Maturity	Interest Term	Interest Rate	Interest Rate
36 months (1)	Variable	LIBOR (3) plus 60 to 235 basis points	LIBOR (3) plus 80 basis points
51 months (2)	Variable	LIBOR (3) plus 70 to 250 basis points	LIBOR (3) plus 91 basis points
5 years	Fixed	5.01 to 6.18%	5.37%

(1)	With two no-cost 12-month extension options, one of which was exercised in 2004.

(2)	With two no-cost 18-month extension options.

(3)	3.34% at June 30, 2005.

17 of 44

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The extension options with respect to the variable-rate notes are subject to obtaining extensions of the interest rate protection agreements which were required to be obtained in conjunction with the GGP MPTC.
Other Collateralized Mortgage Notes and Other Debt Payable
Other collateralized mortgage notes and other debt payable consist primarily of non-recourse notes collateralized by individual or groups of properties and equipment. Substantially all of the mortgage notes are non-recourse to us. Certain mortgage notes may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium or a percentage of the loan balance. Certain loans have cross-default provisions and are cross-collateralized. Under certain cross-default provisions, a default under any mortgage note included in a cross-defaulted package may constitute a default under all such mortgage notes in the package and may lead to acceleration of the indebtedness due on each property within the collateral package. In general, the cross-defaulted properties are under common ownership. However, debt (totaling $138.6 million) collateralized by two Unconsolidated Properties is cross-defaulted and cross-collateralized with debt (totaling $868.8 million) collateralized by eleven Consolidated Properties.
As of June 30, 2005, the weighted-average interest rate on the fixed-rate collateralized mortgage notes and other debt payable was 5.50% (range of 3.13% to 11.20%). The weighted-average interest rate on variable-rate collateralized mortgage notes and other debt payable, excluding the impact of interest rate swaps, was 4.95% (range of LIBOR plus 76 to 213 basis points).
2004 Credit Facility
We entered into a credit agreement on November 12, 2004 to fund the TRC Merger consideration and, with other cash and financing sources, fund other costs of the merger. The terms of the notes comprising the 2004 Credit Facility are as follows:

		Outstanding at
	Initial	June 30,	December 31,
(In millions)	Capacity	2005	2004
Six-month bridge loan	$1,145.0	—	$749.9
Three-year term loan	3,650.0	$3,519.2	3,650.0
Four-year term loan	2,000.0	1,990.0	2,000.0
Revolving credit facility	500.0	—	150.0

	$7,295.0	$5,509.2	$6,549.9

Principal repayment of the three-year term loan begins in November 2005 with semi-annual payments in 2006, quarterly payments in 2007 and a final $1.8 billion payment in November 2007. Principal repayment of the four-year term loan began in January 2005 with quarterly payments scheduled through September 2008 and a final $1.9 billion payment in November 2008. During the quarter ended June 30, 2005, the rate on the four-year term loan was reduced by 25 basis points to LIBOR plus 200 basis points. The 2004 Credit Facility currently bears interest at a weighted-average rate of LIBOR plus approximately 216 basis points.
We are generally required to apply the net proceeds of future mortgage financings and refinancings, sales of equity, and asset dispositions (including by casualty or condemnation) toward prepayment of the 2004 Credit Facility in accordance with various priorities set out in the facility. Exceptions to this requirement include the acquisition or repair of assets useful in our business in an aggregate amount of up to $500 million annually and other items. The 2004 Credit Facility is secured by a pledge of the Operating Partnership’s ownership interest in

18 of 44

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
TRCLP and in GGPLP L.L.C and also by a pledge of the interest in an operating account in which we will deposit any distributions the Operating Partnership receives from our interests in TRCLP.
During the term of the facility, we are subject to customary affirmative and negative covenants. Upon the occurrence of an event of default contained in the 2004 Credit Facility, the lenders under the facilities will have the option of declaring immediately due and payable all amounts outstanding under the facility. The 2004 Credit Facility contains events of default including failure to maintain our status as a REIT under the Internal Revenue Code, failure to remain listed on the New York Stock Exchange and such customary events as nonpayment of principal, interest, fees or other amounts, breach of representations and warranties, breach of covenant, cross-default to other indebtedness and certain bankruptcy events.
Unsecured Term Loans
In conjunction with the TRC Merger, we assumed their publicly-traded unsecured debt. At June 30, 2005 such debt totals $1.45 billion, bears interest at fixed rates ranging from 3.65% to 8.00% and matures at various dates from 2008 to 2013.
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
To achieve a more desirable balance between fixed and variable-rate debt, we have also entered into certain swap agreements as follows:

		2004 Credit
		Facility –
		Three-year	Property
	GGP MPTC	Term Loan	Specific
Total notional amount (in millions)	$125.0	$350.0	$387.9
Average fixed effective rate (pay rate)	4.59%	3.43%	5.26%
Variable interest rate of related debt (receive rate)	LIBOR + .93%	LIBOR + 2.25%	LIBOR + 1.67%
Such swap agreements have been designated as cash flow hedges and are intended to hedge our exposure to future interest rate changes on the related variable-rate debt.
Letters of Credit and Surety Bonds
We had outstanding letters of credit and surety bonds of $197 million as of June 30, 2005. The letters of credit and surety bonds were primarily issued in connection with insurance requirements, special real estate assessments and construction obligations.

19 of 44

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5 COMMON DISTRIBUTIONS
The following chart summarizes distributions on our common stock and the Common Units in 2005 and 2004.

					Operating
				General	Partnership
	Amount			Growth	Limited
	Per			Stockholders	Partners
Declaration Date	Share	Record Date	Payment Date	Amount	Amount
				(In thousands)
July 5, 2005	$0.36	July 15, 2005	July 29, 2005	$85,703	$19,325
April 4, 2005	0.36	April 15, 2005	April 29, 2005	85,603	19,325
January 7, 2005	0.36	January 17, 2005	January 31, 2005	84,506	19,992
August 20, 2004	0.36	October 15, 2004	October 29, 2004	78,727	19,992
July 2, 2004	0.30	July 15, 2004	July 30, 2004	65,575	16,662
April 5, 2004	0.30	April 15, 2004	April 30, 2004	65,357	16,704
January 5, 2004	0.30	January 15, 2004	January 30, 2004	65,193	16,714
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
We lease land or buildings at certain properties from third parties. Consolidated rental expense, including participation rent and excluding amortization of below market land leases, was $4.2 million for the three months ended June 30, 2005, $0.7 million for the three months ended June 30, 2004, $8.4 million for the six months ended June 30, 2005 and $1.4 million for the six months ended June 30, 2004. The leases generally provide for a right of first refusal in our favor in the event of a proposed sale of the property by the landlord.
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
We assumed TRC’s obligation under the CSA to deliver shares of our common stock twice a year to beneficiaries under the CSA. The amount of shares is based upon a formula set forth under the CSA and upon our stock price. Such issuances could be dilutive to our existing stockholders if the delivery obligation is satisfied by the issuance of new shares rather than from treasury stock or shares purchased on the open market. We account for the beneficiaries’ share of earnings from the assets as an operating expense. We will account for any distributions to the beneficiaries in 2009, which could be significant, in connection with a valuation related to assets that we own as of such date as additional investments in the

20 of 44

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
related assets (that is, contingent consideration). A total of 519,164 shares of our common stock were issued in the six months ended June 30, 2005 pursuant to the CSA.
NOTE 7 DISCONTINUED OPERATIONS
In August 2004, our Board of Directors approved plans to dispose of certain of the commercial/business properties originally acquired in the JP Realty acquisition in July 2002. The sale closed on November 1, 2004 for $67.4 million and a gain of approximately $11.2 million was recognized.
Pursuant to SFAS 144, we have reclassified the operations of the industrial properties to discontinued operations in the accompanying consolidated financial statements as follows. Revenues and net income, before minority interests, were as follows:

	Three
	Months	Six Months
	Ended	Ended
	June 30,	June 30,
(In thousands)	2004	2004
Revenues	$1,871	$3,632
Net income	1,126	2,117
NOTE 8 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” (“EITF 04-05”) which provides guidance on when a sole general partner should consolidate a limited partnership. A sole general partner in a limited partnership is presumed to control that limited partnership and therefore should include the limited partnership in its consolidated financial statements, regardless of the sole general partner’s ownership interest in the limited partnership. The control presumption may be overcome if the limited partners have the ability to remove the sole general partner or otherwise dissolve the limited partnership. Other substantive participating rights by the limited partners may also overcome the control presumption. If ratified by the FASB, this consensus would be effective after the date of the ratification for general partners of all newly formed limited partnerships and existing limited partnerships for which the partnership agreements are modified. For general partners in all other limited partnerships, this consensus would be effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. We do not expect EITF 04-05 to have a significant impact on our financial statements.
In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This new standard replaces APB Opinion No. 20, “Accounting Changes”, and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements”. Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that:
•	A change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and

•	Correction of errors in previously issued financial statements should be termed a “restatement.”

21 of 44

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
SFAS 154 is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005.
On February 7, 2005, the SEC staff published certain views concerning the accounting by lessees for leasehold improvements, rent holidays, lessor funding of lessee expenditures and other tenant inducements. Although the application of these views to lessors was not specified by the SEC and a formal accounting standard modifying existing practice on these items has not been issued or proposed, we have conducted a review of our accounting relative to such items. We believe that our leasing practices and agreements with a majority of our tenants provide that leasehold improvements that we fund represent fixed assets that we own and control. We also believe that leases with such arrangements are properly accounted for as commencing at the completion of construction of such assets. A smaller percentage of our tenant leases do not provide for landlord funding but rather provide for tenant funded construction and furnishing of the leased premises prior to the formal commencement of the lease. We have concluded that the cumulative incremental straight-line rental revenue that would have been recognized on such leases if they had commenced on tenant possession of such space rather than the lease-specified commencement date to be approximately $10.1 million at December 31, 2004 which was recognized in the three months ended March 31, 2005. The recognition of straight-line rental revenue on this accelerated basis will have no effect on periodic or cumulative cash flows to be received pursuant to a tenant lease.
On December 16, 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29” (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” SFAS 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The adoption of SFAS 153 on June 15, 2005 did not have a material effect on our consolidated financial statements.
On December 16, 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R replaces SFAS 123, which we adopted in the second quarter of 2002. SFAS 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements and measured based on the fair value of the equity or liability instruments used. SFAS 123R is effective as of the first interim or annual reporting period that begins after June 15, 2005. We do not believe that the adoption of SFAS 123R will have a material effect on our consolidated financial statements.
In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” (“SFAS 150”) which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The effective date of a portion of SFAS 150 has been indefinitely postponed by the FASB. We did not enter into new financial instruments subsequent to May 2003 which would fall within the scope of this statement. None of our transactions, arrangements or financial instruments, except for certain ventures acquired in the TRC Merger, have been identified that appear to meet the criteria for liability recognition in accordance with paragraphs 9 and 10 under SFAS 150 due to the indefinite life of the joint venture arrangements. Therefore, if the effectiveness of the measurement and classification provisions is no longer postponed, we would reclassify to liabilities approximately $15 million of minority interest with respect to such acquired ventures, but no amount for any of our other ventures.

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
We also have subsidiaries which we have elected to be treated as taxable real estate investment trust subsidiaries and which are, therefore, subject to Federal and state income taxes. Our primary TRSs include GGMI, entities which own our planned community properties and other TRSs acquired in the TRC Merger. Current Federal income taxes payable by certain of these TRSs are likely to increase in future years as we utilize certain net loss carry forwards of such entities and as certain planned community developments are completed. Such increases could be significant.
The income tax provision was insignificant in 2004. The provision for income taxes for the three and six months ended June 30, 2005 was as follows:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
(In thousands)	2005	2005
Current	$1,125	$1,910
Deferred	12,936	10,844

Total	$14,061	$12,754

Deferred tax liabilities, net of deferred tax assets, were $1.3 billion at both June 30, 2005 and December 31, 2004. Due to the uncertainty of the realization of certain net loss carryforwards, we established valuation allowances. The majority of the valuation allowances related to net operating loss carryforwards where there is uncertainty regarding their realizability and will more likely than not, expire unused. However, in the three months ended March 31, 2005 we recognized a deferred income tax benefit primarily due to a reduction in certain GGMI tax asset valuation allowances due to an assessment of tax structuring opportunities now available due to the TRC Merger.
One of our taxable subsidiaries is subject to an ongoing federal income tax examination. We do not believe that the outcome of this examination will have a material adverse effect on our consolidated results of operations, cash flows, or financial position.
NOTE 10 SEGMENTS
We have two business segments which offer different products and services. Our segments are managed separately because each requires different operating strategies or management expertise. We do not distinguish or group our consolidated operations on a geographic basis. Further, all material operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues. Our reportable segments are as follows:
•	Retail and Other — includes the operation, development and management of regional shopping centers, office and industrial properties, downtown specialty marketplaces, the retail and non-retail rental components of mixed-use projects and community retail centers

•	Community Development — includes the development and sale of land, primarily in large-scale, long-term community development projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas

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
The accounting policies of the segments are the same as those described in our 10-K, except that we account for unconsolidated real estate ventures using the proportionate share method rather than the equity method. Under the proportionate share method, our share of the revenues and expenses of the Unconsolidated Properties are combined with the revenues and expenses of the Consolidated Properties. Under the equity method, our share of the net revenues and expenses of the Unconsolidated Properties are reported as a single line item, “Equity in income of unconsolidated affiliates,” in our Consolidated Statements of Operations and Comprehensive Income.

24 of 44

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Operating results for the segments were as follows:

	Three Months Ended			Three Months Ended
	June 30, 2005			June 30, 2004
	Retail	Community		Retail
(In thousands)	and Other	Development	Total	and Other
Segment Basis (a)
Property revenues:
Minimum rents	$502,746	$—	$502,746	$297,693
Tenant recoveries	228,585	—	228,585	136,290
Overage rents	10,840	—	10,840	5,262
Land sales	—	143,001	143,001	—
Other	45,388	—	45,388	15,349

Total property revenues	787,559	143,001	930,560	454,594

Property operating expenses:
Real estate taxes	66,543	—	66,543	37,573
Repairs and maintenance	60,364	—	60,364	32,591
Marketing	16,157	—	16,157	13,803
Other property operating costs	128,010	1	128,011	63,056
Land sales operations	—	113,280	113,280	—
Provision for doubtful accounts	4,926	—	4,926	3,115

Total property operating expenses	276,000	113,281	389,281	150,138

Real estate property net operating income	$511,559	$29,720	$541,279	$304,456

Unconsolidated Properties
Property revenues:
Minimum rents	$93,348	$—	$93,348	$65,969
Tenant recoveries	44,867	—	44,867	30,821
Overage rents	1,140	—	1,140	559
Land sales	—	28,656	28,656	—
Other	19,371	—	19,371	2,030

Total property revenues	158,726	28,656	187,382	99,379

Property operating expenses:
Real estate taxes	13,762	—	13,762	8,725
Repairs and maintenance	10,158	—	10,158	7,271
Marketing	3,627	—	3,627	3,288
Other property operating costs	33,670	—	33,670	14,279
Land sales operations	—	18,932	18,932	—
Provision for doubtful accounts	668	—	668	550

Total property operating expenses	61,885	18,932	80,817	34,113

Real estate property net operating income	$96,841	$9,724	$106,565	$65,266

Consolidated Properties
Property revenues:
Minimum rents	$409,398	$—	$409,398	$231,724
Tenant recoveries	183,718	—	183,718	105,469
Overage rents	9,700	—	9,700	4,703
Land sales	—	114,345	114,345	—
Other	26,017	—	26,017	13,319

Total property revenues	628,833	114,345	743,178	355,215

Property operating expenses:
Real estate taxes	$52,781	—	52,781	28,848
Repairs and maintenance	50,206	—	50,206	25,320
Marketing	12,530	—	12,530	10,515
Other property operating costs	94,340	1	94,341	48,777
Land sales operations	—	94,348	94,348	—
Provision for doubtful accounts	4,258	—	4,258	2,565

Total property operating expenses	214,115	94,349	308,464	116,025

Real estate property net operating income	$414,718	$19,996	$434,714	$239,190

25 of 44

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Six Months Ended			Six Months Ended
	June 30, 2005			June 30, 2004
	Retail	Community		Retail
(In thousands)	and Other	Development	Total	and Other
Segment Basis (a)
Property revenues:
Minimum rents	$1,009,898	$—	$1,009,898	$584,213
Tenant recoveries	454,316	—	454,316	270,241
Overage rents	26,153	—	26,153	14,426
Land sales	—	212,974	212,974	—
Other	82,427	1	82,428	26,554

Total property revenues	1,572,794	212,975	1,785,769	895,434

Property operating expenses:
Real estate taxes	133,725	—	133,725	74,871
Repairs and maintenance	125,105	—	125,105	64,702
Marketing	32,114	—	32,114	27,535
Other property operating costs	247,549	2	247,551	117,701
Land sales operations	—	172,785	172,785	—
Provision for doubtful accounts	10,237	—	10,237	6,605

Total property operating expenses	548,730	172,787	721,517	291,414

Real estate property net operating income	$1,024,064	$40,188	$1,064,252	$604,020

Unconsolidated Properties
Property revenues:
Minimum rents	$190,016	$—	$190,016	$130,794
Tenant recoveries	88,591	—	88,591	62,551
Overage rents	2,867	—	2,867	1,372
Land sales	—	37,223	37,223	—
Other	34,336	—	34,336	3,544

Total property revenues	315,810	37,223	353,033	198,261

Property operating expenses:
Real estate taxes	27,440	—	27,440	17,901
Repairs and maintenance	21,082	—	21,082	14,746
Marketing	7,216	—	7,216	6,580
Other property operating costs	63,189	—	63,189	27,703
Land sales operations	—	24,590	24,590	—
Provision for doubtful accounts	1,725	—	1,725	1,255

Total property operating expenses	120,652	24,590	145,242	68,185

Real estate property net operating income	$195,158	$12,633	$207,791	$130,076

Consolidated Properties
Property revenues:
Minimum rents	$819,882	$—	$819,882	$453,419
Tenant recoveries	365,725	—	365,725	207,690
Overage rents	23,286	—	23,286	13,054
Land sales	—	175,751	175,751	—
Other	48,091	1	48,092	23,010

Total property revenues	1,256,984	175,752	1,432,736	697,173

Property operating expenses:
Real estate taxes	$106,285	—	106,285	56,970
Repairs and maintenance	104,023	—	104,023	49,956
Marketing	24,898	—	24,898	20,955
Other property operating costs	184,360	2	184,362	89,998
Land sales operations	—	148,195	148,195	—
Provision for doubtful accounts	8,512	—	8,512	5,350

Total property operating expenses	428,078	148,197	576,275	223,229

Real estate property net operating income	$828,906	$27,555	$856,461	$473,944

(a)  Segment basis results include both Consolidated Properties and the Operating Partnership’s ownership share of the results of operations of Unconsolidated Properties.

26 of 44

GENERAL GROWTH PROPERTIES, INC.
(Unaudited)
The following reconciles segment basis NOI to GAAP-basis operating income and income from continuing operations:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
(In thousands)
Real estate property net operating income:
Segment basis	$541,279	$304,456	$1,064,252	$604,020
Unconsolidated Properties	(106,565)	(65,266)	(207,791)	(130,076)

Consolidated Properties	434,714	239,190	856,461	473,944
Management and other fees	23,252	20,163	42,815	38,864
Property management and other costs	(22,489)	(17,853)	(43,548)	(36,695)
Headquarters/regional costs	(20,995)	(6,459)	(34,573)	(12,629)
General and administrative	(3,635)	(2,812)	(6,446)	(5,002)
Depreciation and amortization	(173,075)	(85,757)	(336,384)	(158,660)
Other (a)	433	(1,003)	845	(1,838)

Operating income	238,205	145,469	479,170	297,984
Interest income	2,489	366	4,706	783
Interest expense	(244,842)	(90,460)	(489,870)	(177,547)
Provision for income taxes	(14,061)	(382)	(12,754)	(389)
Income allocated to minority interests	(8,786)	(22,900)	(21,642)	(48,338)
Equity in income of unconsolidated affiliates	29,647	18,154	56,107	36,084

Income from continuing operations	$2,652	$50,247	$15,717	$108,577

(a)	Reflects minority interests in Consolidated Properties NOI and, in 2004, discontinued operations.

27 of 44

GENERAL GROWTH PROPERTIES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All references to numbered Notes are to specific notes to our Consolidated Financial Statements included in this Quarterly Report on Form 10-Q and which Notes are incorporated into the applicable response by reference. The following discussion should be read in conjunction with such Consolidated Financial Statements and related Notes. Capitalized terms used, but not defined, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) have the same meanings as in such Notes.
FORWARD-LOOKING INFORMATION
We may make forward-looking statements in this Quarterly Report, in other reports and proxy statements that we file with the SEC and in other information that we release publicly or provide to investors. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others.
Forward-looking statements include:
•	Projections of our revenues, income, earnings per share, Funds From Operations (“FFO”), capital expenditures, dividends, leverage, capital structure or other financial items;
•	Descriptions of plans or objectives of our management for future operations, including pending acquisitions and debt repayment or restructuring;
•	Forecasts of our future economic performance; and
•	Descriptions of assumptions underlying or relating to any of the foregoing.
In this Quarterly Report, for example, we make forward-looking statements discussing our expectations about:
•	Future repayment of debt, including the ratio of variable to fixed-rate debt in our portfolio;
•	Future interest rates; and
•	Future development and redevelopment expenditures.
Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements often include words such as “anticipate”, “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “strive,” “should,” “will,” “would” or similar expressions. Forward-looking statements should not be unduly relied upon. They describe our expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made and we disclaim any obligation to update them except as required by law.
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
MANAGEMENT’S OVERVIEW & SUMMARY
Our primary business is the ownership, management, leasing and development of retail and office rental property. As of June 30, 2005, we had ownership interest in and management responsibility for a portfolio of 210 regional shopping malls in 44 states. We strive to increase cash flow and net income by

28 of 44

GENERAL GROWTH PROPERTIES, INC.
acquiring, developing, renovating and managing retail rental property in major and middle markets throughout the United States.
We provide on-site management and other services to substantially all of our properties, including properties which are owned through joint venture arrangements and are unconsolidated for GAAP purposes. Our management operating philosophies and strategies are generally the same whether the properties are consolidated or unconsolidated. As a result, we believe that financial information and operating statistics with respect to all properties, both consolidated and unconsolidated, provide important insights into our operating results. Collectively, we refer to our Consolidated and Unconsolidated Properties as our “Company Portfolio” and the retail portion of the Company Portfolio as the “Retail Company Portfolio.”
Our business strategy includes selectively making strategic acquisitions to enhance the yields of the acquired properties through subsequent proactive property management and leasing (including tenant remerchandising), operating cost reductions, physical expansions, redevelopments and capital reinvestment. Some of the actions that we take to increase productivity include changing the tenant mix, adding vendor carts or kiosks and full expansions or renovations of centers. Acquisitions have included single centers, privately held portfolios and public-to-public purchases such as TRCLP.
We have not acquired any properties in 2005. However, acquisitions in 2004, as detailed in the following chart, were the most significant factor in overall increases from year to year in our cash flows and operating income.

		Gross
	Acquisition	Purchase
	Date	Price
		(In millions)
A 50% ownership interest in Burlington Town Center	January 7	$10.25
Redlands Mall	January 16	14.25
The remaining 50% ownership interest in Town East Mall	March 1	44.5
Four Seasons Town Centre	March 5	161.0
A 33 1/3% ownership interest in GGP/Sambil Costa Rica	April 30	9.7
A 50% ownership interest in Riverchase Galleria	May 11	166.0
Mall of Louisiana	May 12	265.0
The Grand Canal Shoppes	May 17	766.0
A 50% ownership interest in GGP/NIG Brazil	July 30	7.0
Stonestown Galleria	August 13	312.0
The Rouse Company (TRCLP)	November 12	14,242.0

		$15,997.7

Acquisitions of properties are accounted for utilizing the purchase method and accordingly, the results of operations are included in our results of operations subsequent to the respective dates of acquisition.
The expansion and renovation of a property may also result in increased cash flows and operating income as a result of increased customer traffic, trade area penetration and improved competitive position of the property. As of June 30, 2005, we had 17 major approved redevelopment projects underway, each with budgeted projected expenditures, at our ownership share, in excess of $10 million. At one of these redevelopments, we began construction in May 2005 of a multi-use project that is expected to include a significant residential component.
In addition to property redevelopment, we also develop retail centers from the ground-up. In August 2004, we completed the ground-up development of Jordan Creek Town Center in West Des Moines, Iowa. The center, costing approximately $175 million, is a 1.9 million square foot enclosed regional

29 of 44

GENERAL GROWTH PROPERTIES, INC.
shopping mall with three anchor stores, a hotel and an amphitheater. We have two other new retail center development projects currently under construction, Shops at La Cantera which is scheduled to open September 2005 and Lincolnshire Commons which is scheduled to open in 2007. We also have 13 other potential new retail or mixed-use developments that are projected to open in 2006 through 2008.
We believe that the most significant operating factor affecting incremental cash flow and net operating income is increased rents (either base rental revenue or overage rents) earned from tenants at our properties. These rental revenue increases are primarily achieved by:
•	Renewing expiring leases and re-leasing existing space at rates higher than expiring or existing rates. The average annual new/renewal lease rate for our Consolidated Retail Properties for 2005 was $36.75 per square foot which was higher than the average annualized in place rent per square foot, as detailed in the table immediately below. Lease durations for in-line specialty stores typically average approximately ten years. As a result, many leases that are expiring now were signed in the early to mid 1990’s during a challenging retail environment.
•	Increasing occupancy and expanding rentable square footage at the properties so that more space is generating rent. The occupancy percentage at properties which are not under redevelopment in our Retail Company Portfolio was 90.7 percent at June 30, 2005, comparable to the occupancy at June 30, 2004.
•	Increased tenant sales in which we participate through overage rents. Tenant sales per square foot in our Retail Company Portfolio increased 5.4 percent over 2004 to $421 per square foot primarily due to our focus on acquisitions of premier properties with high productivity, including TRCLP, as well as our focus on operating income growth through aggressive management, remerchandising and reinvestment.
The following table summarizes additional operating statistics as of June 30, 2005.

			Retail
	Consolidated Retail	Unconsolidated	Company
Operating statistics (a)	Properties	Retail Properties	Portfolio (b)
Occupancy	90.5%	91.0%	90.7%
Trailing 12 month total tenant sales per sq. ft. (c)	$412	$439	$421
% change in total sales (c)	5.4%	5.4%	5.4%
% change in comparable sales (c)	3.2%	3.6%	3.3%
Mall and Freestanding GLA excluding space under redevelopment (in sq. ft.)	41,470,429	18,851,702	60,322,131

Certain financial information
Average annualized in place rent per sq. ft.	$32.37	$35.84
Average rent per sq. ft. for new/renewal leases signed in 2005	36.75	39.32
Average rent per sq. ft. for leases expiring in 2005	29.63	32.31

(a)	Data is for 100% of the Mall GLA in each portfolio, including those centers that are owned in part by Unconsolidated Real Estate Affiliates. Excludes properties currently being redeveloped and/or remerchandised and miscellaneous (non-mall) properties.

(b)	Weighted average amounts.

(c)	Due to tenant sales reporting timelines, data presented is as of May 2005.
Our Community Development segment includes the development and sale of residential and commercial land, primarily in large-scale projects in and around Columbia, Maryland; Houston, Texas and Summerlin, Nevada. We develop and sell finished and undeveloped land in such communities to

30 of 44

GENERAL GROWTH PROPERTIES, INC.
builders and other developers for residential, commercial and other uses. Our Community Development segment reported real estate property net operating income of $40.2 million during the six months ended June 30, 2005. Land sale activity at our newest project, the Bridgelands in Houston, Texas, is expected to commence in late 2005 or early 2006.
During the first six months of 2005, we obtained approximately $2.9 billion of consolidated debt through new financings and refinancings. Our share of debt issued by our Unconsolidated Real Estate Affiliates totaled approximately $300 million during the same period. Proceeds from the issuances were used, in part, to repay $2.2 billion of variable-rate debt. The new debt, substantially all of which is at fixed rates, bears interest at a weighted-average rate of approximately 5.05%.
Trends in Funds From Operations (“FFO”) as defined by The National Association of Real Estate Investment Trusts (“NAREIT”) have not been presented in this management’s discussion and analysis of operations, as FFO, under current SEC reporting guidelines, can only be considered a supplemental measure of operating performance.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004
See Note 10 for a reconciliation of Real Estate Property Net Operating Income for our two operating segments to GAAP-basis Income from continuing operations.
Retail and Other Segment

	For the Three Months Ended
	June 30,
(In thousands)	2005	2004	$ Increase	% Increase
Property revenues:
Minimum rents	$502,746	$297,693	$205,053	68.9%
Tenant recoveries	228,585	136,290	92,295	67.7
Overage rents	10,840	5,262	5,578	106.0
Other	45,388	15,349	30,039	195.7

Total property revenues	787,559	454,594	332,965	73.2

Property operating expenses:
Real estate taxes	66,543	37,573	28,970	77.1
Repairs and maintenance	60,364	32,591	27,773	85.2
Marketing	16,157	13,803	2,354	17.1
Other property operating costs	128,010	63,056	64,954	103.0
Provision for doubtful accounts	4,926	3,115	1,811	58.1

Total property operating expenses	276,000	150,138	125,862	83.8

Real estate property net operating income	$511,559	$304,456	$207,103	68.0%

Minimum rents increased primarily as a result of acquisitions. Minimum rents also include the net effect of above and below-market lease rent accretion pursuant to SFAS 141 and 142 (Note 1) of $7.5 million in 2005 and $9.4 million in 2004.
Tenant recoveries increased $85.0 million as a result of acquisitions and $7.3 million due to higher recoverable expenses at various properties.
Overage rents and other property revenues increased primarily as a result of acquisitions.
Real estate taxes increased $26.0 million as a result of acquisitions and $3.0 million as a result of increased property taxes at certain of our properties, including Jordan Creek which opened in August 2004.

31 of 44

GENERAL GROWTH PROPERTIES, INC.
Repairs and maintenance, marketing, and other property operating costs increased primarily due to acquisitions.
Real estate taxes, repairs and maintenance and other property operating expenses are generally recoverable from tenants and the increases in these expenses are generally consistent with the increase in tenant recovery revenues.
Community Development Segment
Land sale revenues totaled $143.0 million and land sales operations expenses totaled $113.3 million in 2005. The Community Development segment is comprised of residential and commercial land, primarily in large-scale projects, which was acquired in the TRC Merger.
Other Significant Revenues and Expenses

	For the Three Months Ended
	June 30,
(In thousands)	2005	2004	$ Increase	% Increase
Management and other fees	$23,252	$20,163	$3,089	15.3%
Property management and other costs	43,484	24,312	19,172	78.9
Depreciation and amortization	173,075	85,757	87,318	101.8
Interest expense	244,842	90,460	154,382	170.7
Provision for income taxes	14,061	382	13,679	3,580.9
Equity in income of unconsolidated affiliates	29,647	18,154	11,493	63.3
Management and other fees for 2005 increased approximately $3.1 million compared to 2004. The acquisition of TRC resulted in an increase of approximately $3.8 million in fees.
Property management and other costs as well as depreciation and amortization increased in 2005 as compared to 2004 primarily as a result of acquisitions. Because acquisitions are initially recorded at fair value, the depreciable basis and the corresponding depreciation expense for recent acquisitions is generally higher than for acquisitions in previous years or for properties or projects we develop ourselves.
Interest expense increased $134.0 million in 2005 as compared to 2004 as a result of increased debt associated with acquisitions and $20.4 million as a result of higher debt levels primarily as a result of redevelopments, working capital requirements and higher average interest rates in comparison to the same period last year. The weighted average interest rate on our outstanding debt was 5.45% at June 30, 2005 compared to approximately 4.69% at June 30, 2004. See Item 3, Quantitative and Qualitative Disclosures About Market Risk for additional information regarding the potential impact of future interest rate increases.
The increase in the provision for income taxes for 2005 primarily relates to operations acquired in the TRC Merger, including the Community Development segment, which are conducted by various TRS entities.
Equity in income of unconsolidated affiliates increased in 2005 as compared to 2004 primarily due to the Riverchase and GGP/NIG Brazil joint venture acquisitions in 2004 and the operations of unconsolidated affiliates of TRCLP which were acquired in conjunction with the TRC Merger.

32 of 44

GENERAL GROWTH PROPERTIES, INC.
RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004
Retail and Other Segment

	For the Six Months Ended
	June 30,
(In thousands)	2005	2004	$ Increase	% Increase
Property revenues:
Minimum rents	$1,009,898	$584,213	$425,685	72.9%
Tenant recoveries	454,316	270,241	184,075	68.1
Overage rents	26,153	14,426	11,727	81.3
Other	82,427	26,554	55,873	210.4

Total property revenues	1,572,794	895,434	677,360	75.6

Property operating expenses:
Real estate taxes	133,725	74,871	58,854	78.6
Repairs and maintenance	125,105	64,702	60,403	93.4
Marketing	32,114	27,535	4,579	16.6
Other property operating costs	247,549	117,701	129,848	110.3
Provision for doubtful accounts	10,237	6,605	3,632	55.0

Total property operating expenses	548,730	291,414	257,316	88.3

Real estate property net operating income	$1,024,064	$604,020	$420,044	69.5%

Minimum rents increased primarily as a result of acquisitions. Minimum rents include the net effect of above and below-market lease rent accretion pursuant to SFAS 141 and 142 (Note 1) of $15.9 million in 2005 and $15.7 million in 2004 and approximately $10.1 million in 2005 related to a change in the commencement period for certain previously recorded leases.
Tenant recoveries increased $173.0 million as a result of acquisitions and $11.0 million due to higher recoverable expenses at various properties.
Overage rents and other property revenues increased primarily as a result of acquisitions.
Real estate taxes increased $53.0 million as a result of acquisitions and $5.9 million as a result of increased property taxes at certain of our properties, including Jordan Creek which opened in August 2004.
Repairs and maintenance, marketing, and other property operating costs increased primarily due to acquisitions.
Real estate taxes, repairs and maintenance and other property operating expenses are generally recoverable from tenants and the increases in these expenses are generally consistent with the increase in tenant recovery revenues.
Community Development Segment
Land sale revenues totaled $213.0 million and land sales operations expenses totaled $172.8 million in 2005. The Community Development segment is comprised of residential and commercial land, primarily in large-scale projects, which was acquired in the TRC Merger.

33 of 44

GENERAL GROWTH PROPERTIES, INC.
Other Significant Revenues and Expenses

	For the Six Months Ended
	June 30,
(In thousands)	2005	2004	$ Increase	% Increase
Management and other fees	$42,815	$38,864	$3,951	10.2%
Property management and other costs	78,121	49,324	28,797	58.4
Depreciation and amortization	336,384	158,660	177,724	112.0
Interest expense	489,870	177,547	312,323	175.9
Provision for income taxes	12,754	389	12,365	3,178.7
Equity in income of unconsolidated affiliates	56,107	36,084	20,023	55.5
Management and other fees for 2005 increased approximately $4.0 million compared to 2004. The acquisition of TRC resulted in an increase of approximately $7.6 million in fees. This increase was offset by the loss of fees resulting from our acquisition of the remaining 50% interest in Town East in March 2004. As the Town East venture is now wholly-owned and consolidated in our results of operations, GGMI no longer receives management or other fees from this property.
Property management and other costs and depreciation and amortization increased in 2005 as compared to 2004 primarily as a result of acquisitions. Because acquisitions are initially recorded at fair value, the depreciable basis and the corresponding depreciation expense for recent acquisitions is generally higher than for acquisitions in previous years or for properties or projects we develop ourselves.
Interest expense increased $279.0 million in 2005 as compared to 2004 as a result of increased debt associated with acquisitions and $33.3 million as a result of higher debt levels primarily as a result of redevelopments, working capital requirements and higher average interest rates during the current year. The weighted average interest rate on our outstanding debt was 5.45% at June 30, 2005 compared to approximately 4.69% at June 30, 2004. Amortization of purchase accounting adjustments which increased the fair value of our debt acquired in the TRC Merger, decreased interest expense by approximately $25.3 million in the six months ended June 30, 2005 and included approximately $5.3 million related to changes in prior period estimates. See Item 3, Quantitative and Qualitative Disclosures About Market Risk, for additional information regarding the potential impact of future interest rate increases.
The increase in the provision for income taxes for 2005 primarily relates to operations acquired in the TRC Merger, including the Community Development segment, which are conducted by various TRS entities.
Equity in income of unconsolidated affiliates increased in 2005 as compared to 2004 primarily due to the Riverchase and GGP/NIG Brazil joint venture acquisitions in 2004 and the operations of unconsolidated affiliates of TRCLP which were acquired in conjunction with the TRC Merger. A change in the commencement period in 2005 for the recognition of certain straight-line rents on previously recorded leases also contributed approximately $3.6 million of the increase over 2004.

34 of 44

GENERAL GROWTH PROPERTIES, INC.
Liquidity and Capital Resources
Our primary uses and sources of cash are as follows:

Uses		Sources
Short-term liquidity and capital needs such as:
•	Tenant construction allowances	•	Operating cash flow, including the
•	Minor improvements made to individual		distributions of our share of cash flow
	properties that are not recoverable through		produced by our Unconsolidated Real Estate
	common area maintenance charges to		Estate Affiliates
	tenants	•	Land sales from the Community
•	Dividend payments		Development segment
•	Debt repayment requirements, including	•	Borrowings under the $500 million
	both principal and interest		revolving credit facility
•	Stock repurchases

Longer-term liquidity needs such as:
•	Acquisitions	•	Secured loans collateralized by individual
•	New development		properties
•	Major renovation or expansion programs at	•	Unsecured loans at either a venture or
	individual properties		company level
•	Debt repayment requirements, including	•	Construction loans
	both principal and interest	•	Mini-permanent loans
•	Purchase of Anchor stores available as a	•	Long-term project financing
	result of consolidations, including the	•	Joint venture financing with institutional
	Federated/May merger*		partners
		•	Equity securities
		•	Potential sale of certain office and
industrial property acquired in the TRC
Merger

*	In February 2005, May Department Stores Company and Federated Department Stores, Inc. announced a merger agreement which is expected to close in the third quarter of 2005. In July 2005, Federated announced planned store closings which included 14 of our Anchor stores.
Cash Flows from Operating Activities
Net cash provided by operating activities was $380 million for the six months ended June 30, 2005 and $343 million for the comparable prior year period. Substantially all of the increase was attributable to acquisitions in 2004.
Cash Flows from Investing Activities
Net cash used in investing activities was $92 million for the six months ended June 30, 2005 and $1.4 billion for the comparable prior year period. Substantially all of the decrease was attributable to acquisitions in 2004. There have been no significant acquisitions in 2005.
Cash used in development and redevelopment activities (including our pro rata share of our Unconsolidated Real Estate Affiliates) was approximately $205 million for the six months ended June 30, 2005 and approximately $230 million for the comparable prior year period. As of June 30, 2005, we had 17 major approved redevelopment projects underway (each with budgeted projected expenditures, at our ownership share, in excess of $10 million), two new retail center development projects under construction and 13 potential new development projects. Total projected expenditures (including our pro rata share of our

35 of 44

GENERAL GROWTH PROPERTIES, INC.
Unconsolidated Real Estate Affiliates) for the 17 redevelopment projects and the two new retail center development projects under construction were approximately $900 million as of June 30, 2005.
Cash Flows from Financing Activities
Net cash used by financing activities was $276 million for the six months ended June 30, 2005 and net cash provided by financing activities was $1.1 billion for the comparable prior year period.
Our consolidated debt and our pro rata share of the debt of our Unconsolidated Real Estate Affiliates, after taking into effect interest rate swap agreements, were as follows:

	June 30,	December 31,
(In millions)	2005	2004
Consolidated:
Fixed-rate debt	$14,252	$11,860
Variable-rate debt:
2004 Credit Facility:
Six-month bridge loan	—	750
Three-year term loan	3,519	3,650
Four-year term loan	1,990	2,000
Revolving credit facility	—	150

Total 2004 Credit Facility	5,509	6,550
Other variable-rate debt	697	1,901

Total variable-rate debt	6,206	8,451

Total consolidated	$20,458	$20,311

Weighted-average interest rate	5.45%	5.16%
Unconsolidated Real Estate Affiliates:
Fixed-rate debt	$2,288	$2,112
Variable-rate debt	692	723

Total Unconsolidated Real Estate Affiliates	$2,980	$2,835

Weighted-average interest rate	5.22%	5.16%
During the first six months of 2005, we obtained approximately $2.9 billion of consolidated debt through new financings and refinancings. Our share of debt issued by our Unconsolidated Real Estate Affiliates totaled approximately $300 million during the same period. Proceeds from the issuances were used, in part, to repay $2.2 billion of variable-rate debt. The new debt, substantially all of which is at fixed rates, bears interest at a weighted-average rate of approximately 5.05%.
During the quarter ended June 30, 2005, the rate on the four-year term loan portion of the 2004 Credit Facility (Note 4) was reduced by 25 basis points to LIBOR plus 200 basis points. The 2004 Credit Facility currently bears interest at a weighted-average rate of LIBOR plus approximately 216 basis points.
We intend to continue to reduce the percentage of variable-rate debt to total debt throughout 2005 and 2006 and to refinance the 2004 Credit Facility during the third quarter of 2006. Funds required for these repayments are expected to come primarily from the following:
•	Refinancing low loan-to-value mortgages on existing properties

•	Placing mortgages on currently unencumbered properties, including the Community Development segment

•	Selective asset sales of office and industrial properties

36 of 44

GENERAL GROWTH PROPERTIES, INC.
Although agreements to refinance debt maturing in 2005 and 2006 have not yet been reached, we currently anticipate that all of our debt will be repaid or refinanced on a timely basis. We believe that we have sufficient sources of funds to meet our cash needs and that covenants in the 2004 Credit Facility will not impact our liquidity or our ability to operate our business. However, there can be no assurance that we can obtain such financing on satisfactory terms. We will continue to monitor our capital structure, investigate potential investments or joint venture partnership arrangements and purchase additional properties if they can be acquired and financed on terms that we reasonably believe will enhance long-term stockholder value.
We have not guaranteed the debt of the Unconsolidated Real Estate Affiliates, however, certain Consolidated Properties are cross-collateralized with Unconsolidated Properties (Note 4) and we have retained or agreed to be responsible for a portion of certain debt of the Unconsolidated Real Estate Affiliates (Note 3).
During the current quarter, we also redeemed $183 million of perpetual preferred units, which represented substantially all of the preferred units which we were currently able to redeem.
On August 3, 2005, we announced that our Board of Directors authorized, effective immediately, a $200 million per fiscal year common stock repurchase program, subject to a current $125 million limit in our 2004 Credit Facility. Stock repurchases under this program will be made through open market or privately negotiated transactions through 2009, unless the program is earlier terminated. We have no obligation to repurchase any shares of common stock under the program, and the timing, actual number and value of shares to be purchased will depend on our stock price, market conditions and other factors. The repurchase program is designed to give us the option to acquire some or all of the shares of common stock to be issued upon the exercise of certain employee stock options, including over 900,000 options which are expected to vest in August, and pursuant to the CSA through 2009. The program will give us the flexibility to reduce or eliminate the share, earnings per share and funds from operations per share dilution caused by the issuance of these shares, or to issue new shares.
Contractual Obligations and Commitments
There have been no material changes in our contractual obligations and commitments in the six months ended June 30, 2005. Committed real estate acquisition contracts at both June 30, 2005 and December 31, 2004 include $250 million related to the Palazzo (Note 3) and $30 million related to a commitment to purchase Whaler’s Village, a shopping center on the island of Maui, Hawaii.
REIT STATUS
In order to remain qualified as a real estate investment trust (“REIT”) for federal income tax purposes, General Growth must distribute or pay tax on 100% of capital gains and at least 90% of its ordinary taxable income to stockholders. The following factors, among others, will affect operating cash flow and, accordingly, influence the decisions, as regularly re-examined as appropriate, of the Board of Directors regarding distributions:
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

37 of 44

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
SEASONALITY
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
CRITICAL ACCOUNTING POLICIES
Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. For example, significant estimates and assumptions have been made with respect to useful lives of assets, revenue recognition estimates in our Community Development Segment, capitalization of development and leasing costs, recoverable amounts of receivables and deferred taxes and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions, as further discussed below. Our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2004 have not changed during the six months ended June 30, 2005.
ECONOMIC CONDITIONS
Changes in interest rates are the most significant economic condition which would impact our financial condition. Increases in interest rates, as have occurred in the first half of 2005, have and will continue to adversely impact us due to our outstanding variable-rate debt which has increased substantially due to the TRC Merger. We have limited our exposure to interest rate fluctuations related to a portion of our variable-rate debt by the use of interest rate cap and swap agreements. Subject to current market conditions, we have a policy of replacing variable-rate debt with fixed-rate debt. However, in an increasing interest rate environment (which generally follows improved market conditions), the fixed rates we can obtain with such replacement fixed-rate debt will also continue to increase.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
As described in Note 8, new accounting pronouncements have been issued which are effective for the current year. There has not been a significant impact on our financial statements due to the application of

38 of 44

GENERAL GROWTH PROPERTIES, INC.
such new statements. There are no pronouncements or interpretations that have not yet been adopted that are expected to have a material effect on the consolidated financial statements.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risk associated with changes in interest rate both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. At June 30, 2005, we had consolidated debt of $20.5 billion, including $7.1 billion of variable-rate debt of which approximately $862.9 million is subject to interest rate swap agreements, which fix the interest we are required to pay on such debt to approximately 4.42% per annum. Although the majority of the remaining variable-rate debt is subject to interest rate cap agreements pursuant to the loan agreements and financing terms, such interest rate caps generally limit our interest rate exposure only if LIBOR exceeds an annual rate significantly higher (generally above 8%) than current LIBOR rates (3.34%). A 25 basis point movement in the interest rate on the $6.2 billion of variable-rate debt which is not subject to interest rate swap agreements would result in an annualized increase or decrease in consolidated interest expense and operating cash flows of approximately $15.5 million.
We are also subject to interest rate exposure as a result of the variable-rate debt collateralized by the Unconsolidated Real Estate Affiliates for which similar interest rate swap agreements have not been obtained. Our share (based on our respective equity ownership interests in the Unconsolidated Real Estate Affiliates) of such remaining variable-rate debt was approximately $692.2 million at June 30, 2005. A similar 25 basis point annualized movement in the interest rate on the variable-rate debt of the Unconsolidated Real Estate Affiliates would result in an annualized increase or decrease in our equity in the income and operating cash flows from Unconsolidated Real Estate Affiliates of approximately $1.7 million.
We are further subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the debt’s collateral. At June 30, 2005, the fair value of our debt is estimated to be approximately $307.8 million higher than the carrying value of $20.5 billion. If LIBOR were to increase by 25 basis points, the fair value of the debt would be approximately $168.0 million higher than the carrying value and the fair value of our swap agreements would increase by approximately $2.1 million.
We have an ongoing program of refinancing our consolidated and unconsolidated variable- and fixed-rate debt and believe that this program allows us to vary our ratio of fixed to variable-rate debt and to stagger our debt maturities to respond to changing market rate conditions. Reference is made to the above discussions of Liquidity and Capital Resources and Note 4 for additional debt information.
We have not entered into any transactions using derivative commodity instruments.
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

39 of 44

GENERAL GROWTH PROPERTIES, INC.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are currently subject to litigation arising in the normal course of our business. In the opinion of management, none of these lawsuits or claims against us, either individually or in the aggregate, is likely to have a material adverse effect on our business, results of operations, or financial condition. In addition, we believe that we currently have adequate insurance in place to cover any such significant litigation.
ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company’s Annual Meeting of Stockholders held on May 4, 2005, the stockholders voted on the matters listed below. A total of 237,555,377 shares were eligible to vote on each matter presented at the Annual Meeting.

		Number of
	Matter	Shares For	Withheld
1.	(a) Election of Matthew
	Bucksbaum	206,763,076	9,559,989
	(b) Election of Bernard
	Freibaum	200,309,427	16,013,638
	(c) Election of Beth
	Stewart	194,936,827	21,386,238
John Bucksbaum, Robert A. Michaels, Thomas H. Nolan, John T. Riordan, Alan Cohen and Anthony Downs all continue as directors of the Company.

			Number of	Number of
		Number of	Shares	Shares
	Matter	Shares For	Against	Abstain
2.	Ratification of the selection of Deloitte & Touche LLP as the Company’s independent auditors for the year ending December 31, 2005	214,523,267	1,734,556	65,242

40 of 44

GENERAL GROWTH PROPERTIES, INC.

			Number of	Number of
		Number of	Shares	Shares	Broker Non-
	Matter	Shares For	Against	Abstain	Votes
3.	Amendment of the Company’s 1998 Stock Incentive Plan to increase the number of shares of common stock available for issuance under the plan by 5,000,000 shares	170,399,431	27,217,143	743,526	17,962,965

			Number of	Number of
		Number of	Shares	Shares	Broker Non-
	Matter	Shares For	Against	Abstain	Votes
4	Change the vote required to elect a director from a plurality of the votes cast to a majority of the votes cast	89,149,331	108,476,611	734,158	17,962,965
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
10.1	General Growth Properties, Inc. 1998 Incentive Stock Plan, as amended.

10.2	Second Amendment, dated as of June 30, 2005 (the “Second Amendment”), to the Amended and Restated Credit Agreement, dated as of November 12, 2004, among General Growth Properties, Inc., GGP Limited Partnership and GGPLP L.L.C., as Borrowers, the Lenders parties thereto, Banc of America Securities LLC, Credit Suisse First Boston, Lehman Brothers Inc. and Wachovia Capital Markets, LLC, as joint advisors, joint arrangers and joint bookrunners, Bank of America, N.A. and Credit Suisse First Boston, as syndication agents, Eurohypo AG, New York Branch, as documentation agent, Lehman Commercial Paper Inc., as Tranche B administrative agent, and Wachovia Bank, National Association, as general administrative agent (the 2004 Credit Facility) (the Second Amendment was previously filed as Exhibit 10.3 to the Current Report on Form 8-K dated June 30, 2005 which was filed with the SEC on July 6, 2005).

10.3	Amendment No. 3, dated as of June 29, 2005, to the 2004 Credit Facility (previously filed as Exhibit 10.4 to the Current Report on Form 8-K dated June 30, 2005 which was filed with the SEC on July 6, 2005).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

41 of 44

GENERAL GROWTH PROPERTIES, INC.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors

42 of 44

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL GROWTH PROPERTIES, INC.
(Registrant)

Date: August 8, 2005	by:	/s/: Bernard Freibaum

Bernard Freibaum
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)

43 of 44

EXHIBIT INDEX
10.1	General Growth Properties, Inc. 1998 Incentive Stock Plan, as amended.

10.2	Second Amendment, dated as of June 30, 2005 (the “Second Amendment”), to the Amended and Restated Credit Agreement, dated as of November 12, 2004, among General Growth Properties, Inc., GGP Limited Partnership and GGPLP L.L.C., as Borrowers, the Lenders parties thereto, Banc of America Securities LLC, Credit Suisse First Boston, Lehman Brothers Inc. and Wachovia Capital Markets, LLC, as joint advisors, joint arrangers and joint bookrunners, Bank of America, N.A. and Credit Suisse First Boston, as syndication agents, Eurohypo AG, New York Branch, as documentation agent, Lehman Commercial Paper Inc., as Tranche B administrative agent, and Wachovia Bank, National Association, as general administrative agent (the 2004 Credit Facility) (the Second Amendment was previously filed as Exhibit 10.3 to the Current Report on Form 8-K dated June 30, 2005 which was filed with the SEC on July 6, 2005).

10.3	Amendment No. 3, dated as of June 29, 2005, to the 2004 Credit Facility (previously filed as Exhibit 10.4 to the Current Report on Form 8-K dated June 30, 2005 which was filed with the SEC on July 6, 2005).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Risk Factors

44 of 44