Form 10-Q
period 2005-09-30
GENERAL GROWTH PROPERTIES INC
filed 2005-11-09
CIK 895648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from                                          to
Commission file number 1-11656
GENERAL GROWTH PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	42-1283895

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

110 N. Wacker Dr., Chicago, IL	60606

(Address of principal executive offices)	(Zip Code)
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
YES          ☑                    NO          ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES          ☐                    NO          ☑
The number of shares of Common Stock, $.01 par value, outstanding on November 8, 2005 was 238,752,532.

GENERAL GROWTH PROPERTIES, INC.
INDEX

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONSOLIDATED BALANCE SHEETS
GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30, 2005	December 31, 2004
	(Dollars in thousands)
Assets
Investment in real estate:
Land	$2,870,609	$2,859,552
Buildings and equipment	18,798,274	18,251,258
Less accumulated depreciation	(1,955,301)	(1,453,488)
Developments in progress	410,814	559,969

Net property and equipment	20,124,396	20,217,291
Investment in and loans to/from Unconsolidated Real Estate Affiliates	1,826,148	1,945,541
Investment land and land held for development and sale	1,651,123	1,638,013

Net investment in real estate	23,601,667	23,800,845
Cash and cash equivalents	20,738	39,581
Accounts and notes receivable, net	271,708	242,425
Insurance recovery receivable	30,000	—
Deferred expenses, net	202,912	153,231
Prepaid expenses and other assets	1,180,162	1,482,543

Total assets	$25,307,187	$25,718,625

Liabilities and Stockholders’ Equity
Mortgage notes and other property debt payable	$20,517,161	$20,310,947
Deferred tax liabilities	1,209,571	1,414,565
Accounts payable and accrued expenses	992,393	895,520

Total liabilities	22,719,125	22,621,032

Minority interests:
Preferred	206,914	403,161
Common	430,802	551,282

Total minority interests	637,716	954,443

Commitments and contingencies	—	—

Preferred stock: $100 par value; 5,000,000 shares authorized; none issued and outstanding	—	—

Stockholders’ equity:
Common stock: $.01 par value; 875,000,000 shares authorized; 239,332,077 and 234,724,082 shares issued as of September 30, 2005 and December 31, 2004, respectively	2,393	2,347
Additional paid-in capital	2,457,521	2,378,237
Retained earnings (accumulated deficit)	(486,000)	(227,511)
Notes receivable-common stock purchase	(524)	(5,178)
Unearned compensation-restricted stock	(927)	(1,060)
Accumulated other comprehensive income (loss)	12,217	(3,685)
Less common stock in treasury, 755,850 shares at September 30, 2005, at cost	(34,334)	—

Total stockholders’ equity	1,950,346	2,143,150

Total liabilities and stockholders’ equity	$25,307,187	$25,718,625

The accompanying notes are an integral part of these consolidated financial statements.

3 of 43

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
	(In thousands, except for per share amounts)
Revenues:
Minimum rents	$429,107	$245,538	$1,249,439	$698,232
Tenant recoveries	183,069	111,570	543,432	319,264
Overage rents	13,185	9,386	36,497	23,168
Land sales	79,112	—	254,863	—
Management and other fees	22,409	18,400	65,224	57,263
Other	29,814	12,607	83,211	33,778

Total revenues	756,696	397,501	2,232,666	1,131,705

Expenses:
Real estate taxes	50,048	30,155	156,252	87,124
Repairs and maintenance	46,469	27,286	145,892	77,265
Marketing	13,350	12,370	36,180	33,325
Other property operating costs	99,399	51,072	294,669	141,048
Land sales operations	60,353	—	208,548	—
Provision for doubtful accounts	5,763	2,591	14,164	7,940
Property management and other costs	39,646	21,631	113,236	70,954
General and administrative	3,559	2,078	10,005	7,080
Depreciation and amortization	177,307	82,027	513,691	240,687

Total expenses	495,894	229,210	1,492,637	665,423

Operating income	260,802	168,291	740,029	466,282

Interest income	2,599	336	7,305	1,119
Interest expense	(270,970)	(101,017)	(761,022)	(278,564)
Benefit (provision) for income taxes	(14,980)	350	(27,609)	(40)
Income (loss) allocated to minority interests	(3,479)	(24,673)	(25,121)	(73,011)
Equity in income (loss) of unconsolidated affiliates	19,194	19,686	75,301	55,770

Income (loss) from continuing operations	(6,834)	62,973	8,883	171,556
Income from discontinued operations, net of minority interests	—	1,000	—	2,687

Net income (loss)	$(6,834)	$63,973	$8,883	$174,243

Basic earnings (loss) per share:
Continuing operations	$(0.03)	$0.29	$0.04	$0.79
Discontinued operations	—	—	—	0.01

Total basic earnings (loss) per share	$(0.03)	$0.29	$0.04	$0.80

Diluted earnings (loss) per share:
Continuing operations	$(0.03)	$0.29	$0.04	$0.78
Discontinued operations	—	—	—	0.01

Total diluted earnings (loss) per share	$(0.03)	$0.29	$0.04	$0.79

Distributions declared per share	$0.36	$0.66	$1.08	$1.26

Comprehensive income, net:
Net income (loss)	$(6,834)	$63,973	$8,883	$174,243
Other comprehensive income, net of minority interest:
Net unrealized gains (losses) on derivative financial instruments	3,863	(1,846)	8,633	4,473
Minimum pension liability adjustment	—	(40)	(181)	(222)
Foreign currency translation	3,836	344	7,274	344
Net unrealized gains (losses) on available-for-sale securities	(47)	—	176	—

Comprehensive income, net	$818	$62,431	$24,785	$178,838

The accompanying notes are an integral part of these consolidated financial statements.

4 of 43

CONSOLIDATED STATEMENTS OF CASH FLOWS
GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(In thousands)
Cash flows from operating activities:
Net Income	$8,883	$174,243
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests, including discontinued operations	25,121	73,683
Equity in income of unconsolidated affiliates	(75,301)	(55,770)
Provision for doubtful accounts, including discontinued operations	14,164	7,955
Distributions received from unconsolidated affiliates	76,167	55,521
Depreciation, including discontinued operations	498,710	227,812
Amortization, including discontinued operations	20,839	22,481
Participation expense pursuant to Contingent Stock Agreement	75,555	—
Land development and acquisition expenditures	(99,256)	—
Cost of land sales	114,162	—
Debt assumed by purchasers of land	(5,293)	—
Deferred income taxes	20,849	—
Net changes:
Accounts and notes receivable	(40,080)	(22,479)
Prepaid expenses and other assets	(96,016)	(2,957)
Deferred expenses	(11,437)	(30,444)
Accounts payable and accrued expenses	38,969	74,509
Other, net	6,274	—

Net cash provided by operating activities	572,310	524,554

Cash flows from investing activities:
Acquisition/development of real estate and property additions/improvements	(396,478)	(1,739,098)
Increase in investments in unconsolidated affiliates	(102,827)	(159,989)
Increase in restricted cash	(15,154)	(6,306)
Distributions received from unconsolidated affiliates in excess of income	137,963	29,227
Loans to/from unconsolidated affiliates, net	126,500	(8,884)
Other, net	14,621	887

Net cash used in investing activities	(235,375)	(1,884,163)

Cash flows from financing activities:
Cash distributions paid to common stockholders	(255,812)	(196,125)
Cash distributions paid to holders of Common Units	(58,858)	(50,320)
Cash distributions paid to holders of perpetual and convertible preferred units	(22,897)	(28,500)
Proceeds from issuance of common stock, including from common stock plans	111,721	16,306
Purchase of treasury stock	(99,580)	—
Redemption of preferred minority interests	(183,000)	(107,923)
Proceeds from issuance of mortgage notes and other property debt payable	3,625,537	2,858,605
Principal payments on mortgage notes and other property debt payable	(3,444,999)	(1,115,176)
Other, net	(27,890)	(6,972)

Net cash provided by (used in) financing activities	(355,778)	1,369,895

Net change in cash and cash equivalents	(18,843)	10,286
Cash and cash equivalents at beginning of period	39,581	10,677

Cash and cash equivalents at end of period	$20,738	$20,963

Supplemental disclosure of cash flow information:
Interest paid	$771,891	$271,231
Interest capitalized	41,795	5,736
Income taxes paid	13,422	390

Non-cash investing and financing activities (Note 2):
Common stock issued in exchange for Operating Partnership Units	$20,796	$1,314
Common stock issued in exchange for convertible preferred units	13,368	8,976
Debt assumed in conjunction with acquisition of property	—	134,902
Common stock issued pursuant to Contingent Stock Agreement	59,055	—
Operating Partnership Units issued as consideration for purchase of real estate	—	25,132
The accompanying notes are an integral part of these consolidated financial statements.

5 of 43

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
General
General Growth Properties, Inc. (“General Growth”), a Delaware corporation, is a self-administered and self-managed real estate investment trust, referred to as a “REIT.” General Growth was organized in 1986 and through its subsidiaries and affiliates owns, operates, manages, leases, acquires, develops, expands and finances operating properties located primarily throughout the United States and develops and sells land for residential, commercial and other uses primarily in master planned communities. The operating properties consist of retail centers, office and industrial buildings and mixed-use and other properties. Land development and sales operations are predominantly related to large-scale, long-term community development projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas. In these notes, the terms “we,” “us” and “our” refer to General Growth and its subsidiaries (the “Company”).
Substantially all of our business is conducted through GGP Limited Partnership (the “Operating Partnership” or “GGPLP”). As of September 30, 2005, General Growth, as sole general partner, owned approximately 81.7% of the Operating Partnership. Approximately 15.9% of the Operating Partnership is held by limited partners that indirectly include family members of the original stockholders of the Company and is represented by common units of limited partnership interest in the Operating Partnership (the “Common Units”). The remaining approximately 2.4% of the Operating Partnership is held by limited partners that include subsequent contributors of properties to the Operating Partnership. The Operating Partnership has preferred units of limited partnership interest (the “Preferred Units”) outstanding. Under certain circumstances, the Preferred Units are convertible into Common Units which are redeemable for shares of our common stock on a one-for-one basis.
In addition to holding ownership interests in various joint ventures, the Operating Partnership generally conducts its operations through the following subsidiaries:
•	GGPLP L.L.C., a Delaware limited liability company (the “LLC”), has ownership interests in the majority of our properties (other than those acquired in The Rouse Company merger (the “TRC Merger,” Note 2)).
•	The Rouse Company LP (“TRCLP”), successor to The Rouse Company, which includes both REIT and taxable REIT subsidiaries (“TRSs”), has ownership interests in Consolidated Properties and Unconsolidated Properties (each as defined below).
•	General Growth Management, Inc. (“GGMI”), a TRS, manages, leases, and performs various other services for some of our Unconsolidated Real Estate Affiliates (as defined below) and approximately 30 properties owned by unaffiliated third parties.
In this report, we refer to our ownership interests in majority-owned or controlled properties as “Consolidated Properties,” to joint ventures in which we own a non-controlling interest as “Unconsolidated Real Estate Affiliates” and the properties owned by such joint ventures as the

6 of 43

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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position and results of operations and cash flows for the interim periods have been included. The results for the interim periods ended September 30, 2005 are not necessarily indicative of the results to be obtained for the full fiscal year.
Minority Interests
Common
Changes in outstanding Common Units for the nine months ended September 30, 2005 were as follows:

December 31, 2004	55,532,263
Conversion of Preferred Units into Common Units	671,687
Redemptions for General Growth common stock	(2,764,209)

September 30, 2005	53,439,741

Preferred
Components of minority interests—preferred at September 30, 2005 and December 31, 2004 were as follows:

						Carrying Amount
			Number
			of Units as of	Per Unit
	Coupon	Issuing	September 30,	Liquidation	Redeemable	September 30,	December 31,
Security Type	Rate	Entity	2005	Preference	by Issuer	2005	2004
						(In thousands)
Perpetual Preferred Units
Redeemable Preferred Units (“RPUs”)	8.95%	LLC	240,000	$250	April 2007	$60,000	$235,000	(1)
Cumulative Preferred Units (“CPUs”)	8.25%	LLC	20,000	250	N/A	5,000	5,000
Price Development Company (“PDC”) Series C	8.75%	PDC	—	25	N/A	—	8,000

						65,000	248,000

7 of 43

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

			Number
			of Units as of	Per Unit		Carrying Amount
	Coupon	Issuing	September 30,	Liquidation	Redeemable	September 30,	December 31,
Security Type	Rate	Entity	2005	Preference	by Issuer	2005	2004
Convertible Preferred Units
Series B-JP Realty	8.50%	GGPLP	1,381,972	50	N/A	$69,099	$70,975
Series C-Glendale Galleria	7.00%	GGPLP	413,676	50	N/A	20,685	32,176
Series D-Foothills Mall	6.50%	GGPLP	532,750	50	N/A	26,637	26,637
Series E-Four Seasons Town Centre	7.00%	GGPLP	502,658	50	N/A	25,132	25,132

						141,553	154,920

Other preferred stock of consolidated subsidiaries	N/A	Various	361	1,000	(2)	361	241

Total minority interests-preferred						$206,914	$403,161

(1)	Includes $175 million which was redeemed in May 2005 as permitted under the terms of the applicable RPUs.

(2)	Redeemable on demand, under certain circumstances.
Earnings Per Share (“EPS”)
Information related to our EPS calculations is as follows:

	Three Months Ended September 30,
	2005		2004
	Basic	Diluted	Basic	Diluted
(In thousands)
Numerators:
Income (loss) from continuing operations	$(6,834)	$(6,834)	$62,973	$62,973
Discontinued operations, net of minority interests	—	—	1,000	1,000

Net income (loss)	$(6,834)	$(6,834)	$63,973	$63,973

Denominators:
Weighted average number of common shares outstanding — basic	238,218	238,218	218,605	218,605
Effect of dilutive securities — options	—	—	—	693

Weighted average number of common shares outstanding — diluted	238,218	238,218	218,605	219,298

8 of 43

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30,
	2005		2004
	Basic	Diluted	Basic	Diluted
(In thousands)
Numerators:
Income from continuing operations	$8,883	$8,883	$171,556	$171,556
Discontinued operations, net of minority interests	—	—	2,687	2,687

Net income	$8,883	$8,883	$174,243	$174,243

Denominators:
Weighted average number of common shares outstanding — basic	237,299	237,299	218,080	218,080
Effect of dilutive securities — options	—	779	—	679

Weighted average number of common shares outstanding — diluted	237,299	238,078	218,080	218,759

Diluted EPS excludes anti-dilutive options where the exercise price was higher than the average market price of our common stock and options for which conditions for issuance were not achieved. Such options totaled 1,809,000 for the three months ended September 30, 2004, 951,859 for the nine months ended September 30, 2005 and 1,538,000 for the nine months ended September 30, 2004. All outstanding options, (1,973,995), have been considered to be anti-dilutive for the three months ended September 30, 2005 as we reported a loss for the quarter. Outstanding Common Units have also been excluded from the diluted earnings per share calculation because there would be no effect on EPS as the minority interests’ share of earnings (loss) would also be added back to net income (loss).
The following chart summarizes distributions on our common stock and the Common Units in 2005 and 2004.

	Amount
	per			Common Stock	Common Units
Declaration Date	Share	Record Date	Payment Date	(In thousands)
October 6, 2005	$0.41	October 18, 2005	October 31, 2005	$97,854	$21,910
July 5, 2005	0.36	July 15, 2005	July 29, 2005	85,703	19,325
April 4, 2005	0.36	April 15, 2005	April 29, 2005	85,603	19,325
January 7, 2005	0.36	January 17, 2005	January 31, 2005	84,506	19,992
August 20, 2004	0.36	October 15, 2004	October 29, 2004	78,727	19,992
July 2, 2004	0.30	July 15, 2004	July 30, 2004	65,575	16,662
April 5, 2004	0.30	April 15, 2004	April 30, 2004	65,357	16,704
January 5, 2004	0.30	January 15, 2004	January 30, 2004	65,193	16,714
Notes Receivable — Officers
Notes receivable — officers were as follows:

	September 30,	December 31,
(In thousands)	2005	2004
Income tax withholdings reported in Prepaid expenses and other assets	$110	$623
Reported as a reduction to Stockholders’ equity	524	5,178

	$634	$5,801

During 2005, two of our officers, in February and September, respectively, voluntarily repaid their notes in full. The notes had a combined balance of $5.1 million at December 31, 2004.

9 of 43

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Revenue Recognition and Related Matters
As of September 30, 2005, straight-line rents receivable, which represent the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases, of approximately $135.0 million are included in accounts and notes receivable, net in the accompanying consolidated balance sheet (Note 9).
Lease termination income was $1.8 million for the three months ended September 30, 2005, $1.7 million for the three months ended September 30, 2004, $11.1 million for the nine months ended September 30, 2005, and $7.0 million for the nine months ended September 30, 2004.
Management and other fees primarily represent management and leasing fees, financing fees and fees for other ancillary services which we perform for the benefit of the Unconsolidated Real Estate Affiliates and properties owned by third parties and are recognized as revenues when earned. We recognized fees for services performed for the Unconsolidated Properties of approximately $22.0 million for the three months ended September 30, 2005, $13.6 million for the three months ended September 30, 2004, $57.0 million for the nine months ended September 30, 2005 and $44.0 million for the nine months ended September 30, 2004.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, recoverable amounts of receivables and deferred taxes, and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Actual results could differ materially from those estimates.
Reclassifications
Certain amounts in the results for the nine months ended September 30, 2005 and 2004 have been reclassified to conform to the current quarter’s presentation.

10 of 43

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
The following table summarizes the estimated fair values of the assets acquired at the date of acquisition, including adjustments made during the nine months ended September 30, 2005. These fair values were based, in part, on preliminary third-party market valuations. These fair values were based on currently available information and assumptions and estimates that we believe are reasonable at this time. We will continue to review and expect to adjust these fair values as additional information becomes available for a period of one year following the acquisition.

	November 12,	Non-Cash	September 30,
(In thousands)	2004	Adjustments	2005

Land	$1,314,711	$—	$1,314,711
Buildings and equipment	8,206,370	83,737	8,290,107
Developments in progress	383,996	(21,677)	362,319
Investment in and loans to Unconsolidated Real Estate Affiliates	1,236,299	34,911	1,271,210
Investment land and land held for development and sale	1,645,700	33,128	1,678,828
Cash and cash equivalents	29,077	—	29,077
Accounts and notes receivable	84,424	1,093	85,517
Prepaid expenses and other assets:
Below-market ground leases	382,328	(33,212)	349,116
Above-market tenant leases	141,048	(32,802)	108,246
Deferred tax assets	145,243	(142,675)	2,568
Goodwill	356,796	(97,741)	259,055
Other	401,527	2,742	404,269

Total purchase price	$14,327,519	$(172,496)	$14,155,023

During the nine months ended September 30, 2005, liabilities assumed were also reduced by $177 million as additional information became available.
Other Acquisitions
In 2005, we have made the following acquisitions, with a total investment of approximately $90 million.

Acquisition
Date
20% ownership interest in Zaratustra Mall (through Cencom, S.A. (Brazil))	August 3
50% ownership interest in Pinnacle Hills Promenade (through Rogers Retail L.L.C.)	September 30
50% interest in Circle T Power Center (through 170 Retail Associates, LTD)	October 31
50% interest in Whalers Village (through GGP/Teachers)	November 1
Also in 2004, we made the following acquisitions which have been reflected in our consolidated financial statements since the dates of the respective acquisitions:

Acquisition
Date
50% ownership interest in Burlington Town Center	January 7
Redlands Mall	January 16
The remaining 50% ownership interest in Town East Mall	March 1
Four Seasons Town Centre	March 5
Ownership interest in GSG de Cost Rica SRL	April 30
50% ownership interest in Riverchase Galleria	May 11

11 of 43

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Acquisition
Date
Mall of Louisiana	May 12
Grand Canal Shoppes	May 17
50% ownership interest in GGP/NIG Brazil	July 30
Stonestown Galleria	August 13
In addition to the acquisitions discussed above, we have entered into a separate agreement (the “Phase II Agreement”), to acquire the multi-level retail space that is planned to be part of The Palazzo in Las Vegas, Nevada that will be connected to the existing Venetian and the Sands Expo and Convention Center facilities (the “Phase II Acquisition”) and the Grand Canal Shoppes listed above. The Palazzo is currently under construction and is expected to be completed in 2007. If completed as specified under the terms of the Phase II Agreement, we will purchase, payable upon grand opening, the Phase II Acquisition retail space at a price computed on a 6% capitalization rate on the projected net operating income of the Phase II retail space, as defined by the Phase II Agreement (“Phase II NOI”), up to $38 million and on a capitalization rate of 8% on Phase II NOI in excess of $38 million, all subject to a minimum purchase price of $250 million. Based on current construction plans and estimated rents, we believe the actual purchase price will be more than double the minimum purchase price. The Phase II Agreement is subject to the satisfaction of separate and customary closing conditions.
Accounting for Acquisitions and Intangibles
Acquisitions of properties are accounted for utilizing the purchase method and accordingly, the results of operations are included in our results of operations subsequent to the respective dates of acquisition. The purchase prices for all property acquisitions are subject to certain prorations and adjustments. Estimates of future cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place at-market tenant leases, acquired above and below-market leases and tenant relationships. Initial valuations are subject to change until such information is finalized no later than 12 months from the applicable acquisition dates.
The following table summarizes our intangible assets and liabilities:

	Gross Asset	Accumulated	Net Carrying
	(Liability)	Amortization	Amount
(In millions)
September 30, 2005
Tenant leases:
In-place value	$687	$144	$543
Above-market	109	23	86
Below-market	(294)	(96)	(198)
Ground leases:
Above-market	(17)	—	(17)
Below-market	366	7	359
Real estate tax stabilization agreement	94	4	90

12 of 43

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Gross Asset	Accumulated	Net Carrying
	(Liability)	Amortization	Amount
(In millions)
December 31, 2004
Tenant leases:
In-place value	$595	$29	$566
Above-market	142	4	138
Below-market	(304)	(52)	(252)
Ground leases:
Above-market	(17)	—	(17)
Below-market	398	1	397
Real estate tax stabilization agreement	94	1	93
Amortization of these intangible assets and liabilities, and similar assets and liabilities from our Unconsolidated Real Estate Affiliates, increased (decreased) net income by approximately $(58.6) million for the three months ended September 30, 2005, $6.1 million for the three months ended September 30, 2004 $(124.1) million for the nine months ended September 30, 2005 and $16.9 million for the nine months ended September 30, 2004.
Future amortization, including our share of such items from Unconsolidated Real Estate Affiliates, is estimated to decrease net income by approximately $150 million in 2005, $140 million in 2006, $130 million in 2007, $100 million in 2008 and $60 million in 2009.
NOTE 3 INVESTMENTS IN AND LOANS TO/FROM UNCONSOLIDATED REAL ESTATE AFFILIATES
The Unconsolidated Real Estate Affiliates constitute our investment in real estate joint ventures that own and/or develop shopping centers, residential and commercial land, and other retail and investment property. Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. We manage most of the properties owned by these joint ventures. Some of the joint ventures have elected to be taxed as REITs. Since we have joint interest and control of the Unconsolidated Properties with our venture partners, we account for these joint ventures using the equity method. For those joint ventures where we own less than a 5% interest and have virtually no influence on the joint venture’s operating and financial policies, we account for our investments using the cost method.
In certain circumstances, we are obligated (or can elect) to fund debt in excess of our pro rata share of the debt of our Unconsolidated Real Estate Affiliates. Such Retained Debt totaled $184.4 million as of September 30, 2005 and $148.7 million as of December 31, 2004.
The significant accounting policies used by the Unconsolidated Real Estate Affiliates are the same as ours.
Condensed Combined Financial Information of Unconsolidated Real Estate Affiliates
The following is condensed combined income statement information for our Unconsolidated Real Estate Affiliates for the periods ended September 30, 2005 and 2004.

13 of 43

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
(In thousands)
Condensed Combined Statements of Operations — Unconsolidated Real Estate Affiliates
Revenues:
Minimum rents	$198,392	$135,367	$584,009	$388,512
Tenant recoveries	88,877	60,035	265,165	181,364
Overage rents	4,037	2,759	9,793	6,479
Management and other fees	—	499	—	499
Land sales	39,861	—	110,761	—
Other	22,704	2,841	90,831	9,793

Total revenues	353,871	201,501	1,060,559	586,647

Expenses:
Real estate taxes	28,036	17,981	83,374	53,008
Repairs and maintenance	21,917	13,492	61,915	41,940
Marketing	5,517	6,121	20,052	18,908
Other property operating costs	46,953	23,226	176,084	76,782
Land sales operations	29,409	—	65,165	—
Provision for doubtful accounts	3,559	1,504	6,910	3,940
Property management and other costs	11,951	10,946	35,415	32,820
General and administrative	5,442	4,923	9,711	6,202
Depreciation and amortization	63,258	42,365	189,950	119,987

Total expenses	216,042	120,558	648,576	353,587

Operating income	137,829	80,943	411,983	233,060
Interest income	4,369	922	7,773	2,444
Interest expense	(80,638)	(42,170)	(221,834)	(123,531)
Equity in income of unconsolidated joint ventures	1,262	985	3,565	3,249

Net income	$62,822	$40,680	$201,487	$115,222

Equity In Income of Unconsolidated Real Estate Affiliates
Net income of Unconsolidated Real Estate Affiliates	$62,822	$40,680	$201,487	$115,222
Joint venture partners’ share of income of Unconsolidated Real Estate Affiliates	(31,426)	(20,939)	(102,702)	(59,231)
Amortization of capital or basis differences	(11,304)	(55)	(22,171)	(204)
Elimination of Unconsolidated Real Estate Affiliates loan interest	(898)	—	(1,313)	(17)

Equity in income of Unconsolidated Real Estate Affiliates	$19,194	$19,686	$75,301	$55,770

14 of 43

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following is summarized financial information for certain individually significant Unconsolidated Real Estate Affiliates as of September 30, 2005 and December 31, 2004 and for the periods ended September 30, 2005 and 2004.

	GGP/Homart		GGP/Homart II
	September 30,	December 31,	September 30,	December 31,
	2005	2004	2005	2004
(In thousands)
Assets:
Land	$146,777	$146,777	$190,787	$190,707
Buildings and equipment	1,787,863	1,765,800	2,001,446	1,957,969
Less accumulated depreciation	(436,872)	(389,682)	(249,214)	(205,637)
Developments in progress	23,931	8,586	113,821	63,970
Investment in unconsolidated joint ventures	8,923	10,898	—	—

Net investment in real estate	1,530,622	1,542,379	2,056,840	2,007,009
Cash and cash equivalents	49,517	20,319	73,344	23,149
Accounts receivable, net	43,049	39,254	29,268	32,265
Deferred expenses, net	47,478	48,969	56,356	59,102
Prepaid expenses and other assets	19,676	56,482	107,548	36,236

Total assets	$1,690,342	$1,707,403	$2,323,356	$2,157,761

Liabilities and Owners’ Equity:
Mortgage notes and other property debt payable	$1,586,492	$1,469,938	$1,672,928	$1,331,301
Accounts payable and accrued expenses	59,783	63,560	76,504	81,574
Minority interest	—	—	117	117
Owners’ equity	44,067	173,905	573,807	744,769

Total liabilities and owners’ equity	$1,690,342	$1,707,403	$2,323,356	$2,157,761

As of September 30, 2005, we had notes payable to GGP/Homart of $50.0 million and to GGP/Homart II of $76.5 million. The notes bear interest at 5.25% and mature on July 31, 2007.

15 of 43

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	GGP/Homart		GGP/Homart II
Three months ended September 30,	2005	2004	2005	2004
(In thousands)
Revenues:
Minimum rents	$56,043	$52,476	$49,849	$45,458
Tenant recoveries	23,349	21,833	23,980	22,119
Overage rents	973	1,211	972	868
Other	2,152	1,489	1,635	913

Total revenues	82,517	77,009	76,436	69,358

Expenses:
Real estate taxes	7,673	7,091	6,793	6,163
Repairs and maintenance	6,167	5,894	4,478	4,360
Marketing	2,171	2,474	2,016	2,187
Other property operating costs	8,800	10,187	5,908	4,924
Provision for doubtful accounts	391	324	2,297	557
Property management and other costs	5,051	4,669	4,310	3,777
General and administrative	162	182	433	4,673
Depreciation and amortization	17,265	17,190	15,822	14,586

Total expenses	47,680	48,011	42,057	41,227

Operating income	34,837	28,998	34,379	28,131
Interest income	1,331	455	2,417	367
Interest expense	(21,633)	(20,347)	(22,671)	(13,827)
Equity in income of unconsolidated joint ventures	1,262	985	—	—

Net income	$15,797	$10,091	$14,125	$14,671

	GGP/Homart		GGP/Homart II
Nine months ended September 30,	2005	2004	2005	2004
(In thousands)
Revenues:
Minimum rents	$168,697	$153,988	143,091	$134,168
Tenant recoveries	70,623	68,489	69,558	65,044
Overage rents	2,642	2,379	2,566	2,304
Other	6,225	4,522	5,560	3,108

Total revenues	248,187	229,378	220,775	204,624

Expenses:
Real estate taxes	22,469	21,020	20,530	18,655
Repairs and maintenance	19,376	18,680	13,675	13,275
Marketing	7,095	7,270	6,883	7,041
Other property operating costs	26,380	31,785	20,187	25,009
Provision for doubtful accounts	1,016	1,215	3,374	1,265
Property management and other costs	15,125	13,915	12,680	11,712
General and administrative	410	704	1,438	5,002
Depreciation and amortization	51,247	49,909	45,998	42,435

Total expenses	143,118	144,498	124,765	124,394

Operating income	105,069	84,880	96,010	80,230
Interest income	2,499	1,086	3,569	1,118
Interest expense	(62,795)	(60,456)	(56,541)	(40,635)
Equity in income of unconsolidated joint ventures	3,565	3,249	—	—

Net income	$48,338	$28,759	$43,038	$40,713

16 of 43

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 4 MORTGAGE NOTES AND OTHER PROPERTY DEBT PAYABLE
Mortgage notes and other property debt payable reflected in the accompanying consolidated balance sheets at September 30, 2005 and December 31, 2004 consisted of the following:

	September 30,	December 31,
(In thousands)	2005	2004
Fixed-rate debt:
Commercial mortgage-backed securities	$314,430	$332,526
Other collateralized mortgage notes and other debt payable	11,904,013	9,036,659
Corporate and other unsecured term loans	1,636,986	1,750,882

Total fixed-rate debt	13,855,429	11,120,067

Variable-rate debt:
Commercial mortgage-backed securities	307,210	361,239
Other collateralized mortgage notes and other debt payable	884,448	2,189,059
Credit facilities	156,000	150,000
Corporate and other unsecured term loans	5,314,074	6,490,582

Total variable-rate debt	6,661,732	9,190,880

Total	$20,517,161	$20,310,947

Commercial Mortgage-Backed Securities
In December 2001, the Operating Partnership and certain Unconsolidated Real Estate Affiliates completed the placement of $2.55 billion of non-recourse commercial mortgage pass-through certificates (the “GGP MPTC”). The GGP MPTC was initially collateralized by 27 malls and one office building, including 19 malls then owned by certain Unconsolidated Real Estate Affiliates. At September 30, 2005, the GGP MPTC had a current outstanding principal balance of approximately $914.1 million (including $292.5 million by Unconsolidated Real Estate Affiliates) and was collateralized by nine malls, including five malls owned by Unconsolidated Real Estate Affiliates.
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

Weighted-Average
Initial Maturity	Interest Term	Interest Rate	Interest Rate
36 Months (1)	Variable	LIBOR (3) plus 60 to 235 basis points	LIBOR (3) plus 80 basis points
51 months (2)	Variable	LIBOR (3) plus 70 to 250 basis points	LIBOR (3) plus 90 basis points
5 years	Fixed	5.01 to 6.18%	5.39%

(1) With two no-cost 12-month extension options, one of which was exercised in 2004.

(2) With two no-cost 18-month extension options, one of which was exercised in 2005.

(3) 3.86% at September 30, 2005.

17 of 43

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
As of September 30, 2005, the weighted-average interest rate on the fixed-rate collateralized mortgage notes and other debt payable was 5.42% (range of 3.13% to 10.15%). The weighted-average interest rate on variable-rate collateralized mortgage notes and other debt payable, excluding the impact of interest rate swaps, was 5.97% (range of LIBOR plus 75 to 213 basis points).
2004 Credit Facility
We entered into a credit agreement on November 12, 2004 to fund the TRC Merger consideration and, with other cash and financing sources, fund other costs of the merger. The terms of the notes comprising the 2004 Credit Facility are as follows:

		Outstanding at
	Initial	September 30,	December 31,
(In millions)	Capacity	2005	2004
Six-month bridge loan	$1,145.0	—	$749.9
Three-year term loan	3,650.0	$3,236.4	3,650.0
Four-year term loan	2,000.0	1,985.0	2,000.0
Revolving credit facility	500.0	156.0	150.0

	$7,295.0	$5,377.4	$6,549.9

Principal repayment of the three-year term loan begins in November 2005 ($500 million originally due November 12, 2005, but required payment has been reduced by principal pay downs to-date) with semi-annual payments in 2006, quarterly payments in 2007 and a final $1.8 billion payment in November 2007. Principal repayment of the four-year term loan began in January 2005 with quarterly payments scheduled through September 2008 and a final $1.9 billion payment in November 2008. The rate on the four-year term loan was reduced by 25 basis points in June 2005 and the rates on the revolver and three-year term loan were reduced by 50 basis points in September 2005. The 2004 Credit Facility currently bears interest at a weighted-average rate of LIBOR plus approximately 184 basis points.
We are generally required to apply the net proceeds of future mortgage financings and refinancings, sales of equity, and asset dispositions (including by casualty or condemnation) toward prepayment of the 2004 Credit Facility in accordance with various priorities set out in the facility. Exceptions to this requirement include the acquisition, construction or repair of assets useful in our business in an aggregate amount up

18 of 43

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
to $500 million annually and other items. The 2004 Credit Facility is secured by a pledge of the Operating Partnership’s ownership interest in TRCLP and in the LLC and also by a pledge of the interest in an operating account in which we will deposit any distributions the Operating Partnership receives from our interests in TRCLP.
During the term of the facility, we are subject to customary affirmative and negative covenants. Upon the occurrence of an event of default contained in the 2004 Credit Facility, the lenders under the facility will have the option of declaring immediately due and payable all amounts outstanding under the facility. The 2004 Credit Facility contains events of default including failure to maintain our status as a REIT under the Internal Revenue Code, failure to remain listed on the New York Stock Exchange and such customary events as nonpayment of principal, interest, fees or other amounts, breach of representations and warranties, breach of covenant, cross-default to other indebtedness and certain bankruptcy events.
Unsecured Term Loans
In conjunction with the TRC Merger, we assumed certain publicly-traded unsecured debt. At September 30, 2005 such debt totals $1.45 billion, bears interest at fixed rates ranging from 3.63% to 8.00% and matures at various dates from 2009 to 2013.
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
To achieve a more desirable balance between fixed and variable-rate debt, we have also entered into certain swap agreements as follows:

		2004 Credit
		Facility —
		Three-year Term	Property
	GGP MPTC	Loan	Specific
Total notional amount (in millions)	$125.0	$350.0	$386.6
Average fixed effective rate (pay rate)	4.59%	3.43%	5.01%
Variable interest rate of related debt (receive rate)	LIBOR + .92%	LIBOR + 1.75%	LIBOR + 1.67%
Such swap agreements have been designated as cash flow hedges and are intended to hedge our exposure to future interest rate changes on the related variable-rate debt.
Letters of Credit and Surety Bonds
We had outstanding letters of credit and surety bonds of $208 million as of September 30, 2005. The letters of credit and surety bonds were primarily issued in connection with insurance requirements, special real estate assessments and construction obligations.

19 of 43

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 5 OTHER ASSETS AND LIABILITIES
The following table summarizes the significant components of prepaid expenses and other assets as of September 30, 2005 and December 31, 2004.

	September 30,	December 31,
(In thousands)	2005	2004
Goodwill	$259,055	$356,796
Below-market ground leases	359,324	381,331
Deferred tax assets	11,377	145,243
Above-market tenant leases	85,928	137,263
Real estate tax stabilization agreement	90,482	94,168
Receivables-finance leases and bonds	120,199	76,572
Special Improvement District receivable	48,108	48,586
Other, prepaid expenses and marketable securities	210,689	242,584

	$1,185,162	$1,482,543

The following table summarizes the significant components of “Accounts Payable and Accrued Expenses” as of September 30, 2005 and December 31, 2004.

	September 30,	December 31,
(In thousands)	2005	2004
Below-market tenant leases	$198,515	$251,561
Accounts payable and accrued expenses	469,280	346,524
Deferred gains/income	30,785	73,100
Hughes participation payable	51,053	35,019
Other	242,760	189,316

	$992,393	$895,520

NOTE 6 COMMITMENTS AND CONTINGENCIES
In the normal course of business, from time to time, we are involved in legal actions relating to the ownership and operations of our properties. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity.
We lease land or buildings at certain properties from third parties. Consolidated rental expense, including participation rent and excluding amortization of below-market ground leases, was $2.0 million for the three months ended September 30, 2005, $.6 million for the three months ended September 30, 2004, $6.0 million for the nine months ended September 30, 2005 and $2.0 million for the nine months ended September 30, 2004. The leases generally provide for a right of first refusal in our favor in the event of a proposed sale of the property by the landlord.

20 of 43

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
We periodically enter into contingent agreements for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence and, in the case of property acquired under development, completion of the project .
TRC acquired various assets, including Summerlin, a master-planned community in suburban Las Vegas, Nevada, in the acquisition of The Hughes Corporation (“Hughes”) in 1996. In connection with the acquisition of Hughes, TRC entered into a Contingent Stock Agreement (“CSA”) for the benefit of the former Hughes owners or their successors (“beneficiaries”). Under the terms of the CSA, shares of TRC common stock are issuable to the beneficiaries based on the appraised values of defined asset groups, including Summerlin, at specified termination dates through 2009 and/or cash flows from the development and/or sale of those assets prior to the termination dates.
We assumed TRC’s obligation under the CSA to deliver shares of our common stock twice a year to beneficiaries under the CSA. The amount of shares is based upon a formula set forth in the CSA and upon our stock price. Such issuances could be dilutive to our existing stockholders if the delivery obligation is satisfied by the issuance of new shares rather than from treasury stock or shares purchased on the open market. We account for the beneficiaries’ share of earnings from the assets as an operating expense. We will account for any distributions to the beneficiaries in 2009, which could be significant, in connection with a valuation related to assets that we own as of such date as additional investments in the related assets (that is, contingent consideration). A total of 1,552,385 shares of our common stock were issued in the nine months ended September 30, 2005 pursuant to the CSA.
Two of our operating retail properties in the United States Gulf Coast region (Oakwood Center in Gretna, Louisiana and Riverwalk, located near the convention center in downtown New Orleans) have been closed since August 29, 2005, when a hurricane stuck the area. Although property damage in the New Orleans area was generally due to hurricane effects, the damage to Oakwood Center and Riverwalk, which prevents these properties from re-opening, was from arson and vandalism. Riverwalk is currently expected to partially re-open by Thanksgiving 2005 even though certain repair and refurbishment activities are anticipated to continue into 2006. While two anchor stores at Oakwood Center have announced plans to re-open in time for the 2005 holiday season and repair and re-opening plans are in process, no official re-opening date has been set for the remainder of the property. We have comprehensive insurance coverage for both property damage and business interruption. The recovery effort at the properties is expected to include replacing portions of the building, landscaping and furnishings. The net book value of the property damage is currently estimated to be at least $35 million; however, we are still assessing the damage estimates and the actual net book value write-off could vary from this estimate. Changes to these estimates will be recorded in the periods in which they are determined. As of September 30, 2005, we have recorded a net fixed asset write-off and a corresponding insurance claim recovery receivable for this net book value amount because we believe that it is probable that the insurance recovery, net of deductibles on a replacement cost basis, will exceed the net book value of the damaged portion of the assets. While we expect the insurance proceeds will be sufficient to cover most of the replacement cost of the restoration of the properties, certain deductibles and limitations are expected to apply. No determination has been made as to the total amount or timing of those insurance payments. As of September 30, 2005 and through November 8, 2005, $5 million in insurance proceeds related to the Oakwood property has been received, which has been offset against this insurance recovery receivable. As only a nominal amount of repairs have taken place as of September 30, 2005, substantially all of the remaining $30 million receivable recorded represents the recovery of the net book value of fixed assets written off. The cost recoveries have been recorded on the expense line item to which they relate, and therefore there is no significant impact to any line item or our overall results. However, included in property operating expenses for the three and nine months ended September 30, 2005 are approximately $1 million of costs which, when fully expended, are not expected to be recoverable from insurance proceeds due to insurance policy deductibles.
NOTE 7 DISCONTINUED OPERATIONS
In August 2004, our Board of Directors approved plans to dispose of certain of the commercial/business properties originally acquired in the JP Realty acquisition in July 2002. The sale closed on November 1, 2004 for $67.4 million and a gain of approximately $11.2 million was recognized.
Pursuant to SFAS 144, the operations of the industrial properties are classified as discontinued operations in the accompanying consolidated financial statements.

21 of 43

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 8 TAX MATTERS
We elected to be taxed as a real estate investment trust (“REIT”) under sections 856-860 of the Internal Revenue Code, commencing with our taxable year beginning January 1, 1993. To qualify as a REIT, we must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of our ordinary taxable income and to distribute to stockholders or pay tax on 100% of capital gains and to meet certain asset and income tests. It is management’s current intention to adhere to these requirements.
We also have subsidiaries which we have elected to be treated as TRS entities and which are, therefore, subject to Federal and state income taxes. Our primary TRSs include GGMI, entities which own our master planned community properties and other TRSs acquired in the TRC Merger. Current Federal income taxes payable by certain of these TRSs are likely to increase in future years as we utilize certain net loss carry forwards of such entities and as certain master planned community developments are completed. Such increases could be significant.
Deferred tax liabilities, net of deferred tax assets, were $1.2 billion at September 30, 2005 and $1.3 billion at December 31, 2004. Due to the uncertainty of the realization of certain net loss carryforwards, we established valuation allowances. The majority of the valuation allowances related to net operating loss carryforwards where there is uncertainty regarding their realizability and will more likely than not expire unused. However, in the three months ended March 31, 2005 we recognized a deferred income tax benefit primarily due to a reduction in certain GGMI tax asset valuation allowances.
One of our taxable subsidiaries is subject to an ongoing federal income tax examination. We do not believe that the outcome of this examination will have a material adverse effect on our consolidated financial position, results of operations or liquidity.
In December 2004, the FASB issued FSP FAS 109-1 related to the application of SFAS No. 109, “Accounting for Income Taxes,” to the tax deduction on qualified production activities provided by the American Jobs Creation Act of 2004 (the “Jobs Creation Act”). FSP FAS 109-1 clarifies that this tax deduction provided for under the Jobs Creation Act should be accounted for as a special deduction in accordance with SFAS No. 9 and not as a tax rate reduction. We are currently evaluating the effect that this deduction will have in 2005 and subsequent years. It is not expected to have a material impact on our financial position or results of operations in 2005.
NOTE 9 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” (“EITF 04-05”) which provides guidance on when a sole general partner should consolidate a limited partnership. A sole general partner in a limited partnership is presumed to control that limited partnership and therefore should include the limited partnership in its consolidated financial statements, regardless of the sole general partner’s ownership interest in the limited partnership. The control presumption may be overcome if the limited partners have the ability to remove the sole general partner or otherwise dissolve the limited partnership. Other substantive participating rights by the limited partners may also overcome the control presumption. This consensus is effective for general partners of all newly formed limited partnerships and existing limited partnerships for which the partnership agreements are modified. For general partners in all other limited partnerships, this consensus would be effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. We do not expect EITF 04-05 to have a significant impact on our financial statements.

22 of 43

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This new standard replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that:
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

23 of 43

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” (“SFAS 150”) which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The effective date of a portion of SFAS 150 has been indefinitely postponed by the FASB. We did not enter into new financial instruments subsequent to May 2003 which would fall within the scope of this statement. None of our transactions, arrangements or financial instruments, except for certain ventures acquired in the TRC Merger, have been identified that appear to meet the criteria for liability recognition in accordance with paragraphs 9 and 10 under SFAS 150 due to the indefinite life of the joint venture arrangements. Therefore, if the effectiveness of the measurement and classification provisions is no longer postponed, we would reclassify to liabilities approximately $15 million of minority interest with respect to such TRC Merger acquired ventures, but no amount for any of our other ventures.
In October 2005, the FASB Issued Staff Position No. FAS 13-1 “Accounting for Rental Costs Incurred during a Construction Period”. This FSP requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense. However, FSP No. FAS 13-1 does not address lessees that account for the sale or rental of real estate projects under FASB Statement No. 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects”. As we generally own rather than lease property upon which we construct new real estate ventures and our policy would be to capitalize rental costs associated with ground leases incurred during construction periods under Statement No. 67, FSP No. FAS 13-1 will not have a material effect on results of operations when it becomes effective in 2006.
NOTE 10 SEGMENTS
We have two business segments which offer different products and services. Our segments are managed separately because each requires different operating strategies or management expertise. We do not distinguish or group our consolidated operations on a geographic basis. Further, all material operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues. Our reportable segments are as follows:
•	Retail and Other — includes the operation, development and management of regional shopping centers, office and industrial properties, downtown specialty marketplaces, the retail and non-retail rental components of mixed-use projects and community retail centers

•	Master Planned Communities — includes the development and sale of land, primarily in large-scale, long-term community development projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas
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

24 of 43

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Operating results for the segments were as follows:

	Three Months Ended September 30, 2005
(In thousands)	Consolidated	Unconsolidated	Segment
Retail and Other	Properties	Properties	Basis
Property revenues:
Minimum rents	$429,107	$101,679	$530,786
Tenant recoveries	183,069	44,861	227,930
Overage rents	13,185	2,031	15,216
Other	29,366	15,041	44,407

Total property revenues	654,727	163,612	818,339

Property operating expenses:
Real estate taxes	50,048	14,303	64,351
Repairs and maintenance	46,469	9,861	56,330
Marketing	13,350	2,932	16,282
Other property operating costs	99,399	25,903	125,302
Provision for doubtful accounts	5,763	1,816	7,579

Total property operating expenses	215,029	54,815	269,844

Retail and other net operating income	439,698	108,797	548,495

Master Planned Communities
Land sales	79,112	21,331	100,443
Land sales operations	(60,353)	(18,622)	(78,975)

Master Planned Communities net operating income	18,759	2,709	21,468

Real estate property net operating income	$458,457	$111,506	$569,963

	Three Months Ended September 30, 2004
(In thousands)	Consolidated	Unconsolidated	Segment
Retail and Other	Properties	Properties	Basis
Property revenues:
Minimum rents	$245,538	$68,316	$313,854
Tenant recoveries	111,570	30,925	142,495
Overage rents	9,386	1,406	10,792
Other, including discontinued operations	13,544	1,561	15,105

Total property revenues	380,038	102,208	482,246

Property operating expenses:
Real estate taxes	30,155	9,182	39,337
Repairs and maintenance	27,286	7,023	34,309
Marketing	12,370	3,152	15,522
Other property operating costs	51,072	11,835	62,907
Provision for doubtful accounts	2,591	665	3,256

Total property operating expenses	123,474	31,857	155,331

Real estate property net operating income	$256,564	$70,351	$326,915

25 of 43

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	Nine Months Ended September 30, 2005
(In thousands)	Consolidated	Unconsolidated	Segment
Retail and Other	Properties	Properties	Basis
Property revenues:
Minimum rents	$1,249,439	$291,695	$1,541,134
Tenant recoveries	543,432	133,452	676,884
Overage rents	36,497	4,898	41,395
Other	81,918	49,376	131,294

Total property revenues	1,911,286	479,421	2,390,707

Property operating expenses:
Real estate taxes	156,252	41,743	197,995
Repairs and maintenance	145,892	30,943	176,835
Marketing	36,180	10,148	46,328
Other property operating costs	294,669	89,091	383,760
Provision for doubtful accounts	14,164	3,541	17,705

Total property operating expenses	647,157	175,466	822,623

Retail and other net operating income	1,264,129	303,955	1,568,084

Master Planned Communities
Land sales	254,863	58,554	313,417
Land sales operations	(208,548)	(43,212)	(251,760)

Master Planned Communities net operating income	46,315	15,342	61,657

Real estate property net operating income	$1,310,444	$319,297	$1,629,741

	Nine Months Ended September 30, 2004
(In thousands)	Consolidated	Unconsolidated	Segment
Retail and Other	Properties	Properties	Basis
Property revenues:
Minimum rents	$698,232	$198,462	$896,694
Tenant recoveries	319,264	93,476	412,740
Overage rents	23,168	3,426	26,594
Other, including discontinued operations	36,547	5,105	41,652

Total property revenues	1,077,211	300,469	1,377,680

Property operating expenses:
Real estate taxes	87,124	27,083	114,207
Repairs and maintenance	77,265	21,769	99,034
Marketing	33,325	9,732	43,057
Other property operating costs	141,048	39,538	180,586
Provision for doubtful accounts	7,940	1,920	9,860

Total property operating expenses	346,702	100,042	446,744

Real estate property net operating income	$730,509	$200,427	$930,936

26 of 43

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
The following reconciles segment basis NOI to GAAP-basis operating income and income from continuing operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2005	2004	2005	2004
Consolidated Properties real estate property net operating income	$458,457	$256,564	$1,310,444	$730,509
Management and other fees	22,409	18,400	65,224	57,263
Property management and other costs	(39,646)	(21,631)	(113,236)	(70,954)
General and administrative	(3,559)	(2,078)	(10,005)	(7,080)
Depreciation and amortization	(177,307)	(82,027)	(513,691)	(240,687)
Other (a)	448	(937)	1,293	(2,769)

Operating income	260,802	168,291	740,029	466,282
Interest income	2,599	336	7,305	1,119
Interest expense	(270,970)	(101,017)	(761,022)	(278,564)
(Provision) benefit for income taxes	(14,980)	350	(27,609)	(40)
Income (loss) allocated to minority interests	(3,479)	(24,673)	(25,121)	(73,011)
Equity in income (loss) of unconsolidated affiliates	19,194	19,686	75,301	55,770

Income (loss) from continuing operations	$(6,834)	$62,973	$8,883	$171,556

(a) Reflects minority interests in Consolidated Properties NOI.

27 of 43

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
FORWARD-LOOKING INFORMATION
We may make forward-looking statements in this Quarterly Report and in other reports that we file with the SEC and in other information that we release publicly or provide to investors. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others.
Forward-looking statements include:
•	Projections of our revenues, income, earnings per share, Funds From Operations (“FFO”), capital expenditures, dividends, leverage, capital structure or other financial items;
•	Descriptions of plans or objectives of our management for future operations, including pending acquisitions and development projects, and debt repayment or restructuring;
•	Forecasts of our future economic performance; and
•	Descriptions of assumptions underlying or relating to any of the foregoing.
In this Quarterly Report, for example, we make forward-looking statements discussing our expectations about:
•	Future repayment of debt, including the ratio of variable to fixed-rate debt in our portfolio;
•	Future interest rates; and
•	Future development and redevelopment expenditures.
Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “strive,” “should,” “will,” “would” or similar expressions. Forward-looking statements should not be unduly relied upon. They describe our current expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made and we disclaim any obligation to update them except as required by law.
There are several factors, many beyond our control, which could cause results to differ materially from our expectations. Some of these factors are described in Exhibit 99.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2005. These risks continue to be relevant to our performance and financial condition. Other factors, such as credit, market, operational, liquidity, interest rate and other risks, are described elsewhere in this Quarterly Report. Any factor described in this Quarterly Report could by itself, or together with one or more other factors, adversely affect our business, results of operations or financial condition. There are also other factors that we have not described in this Quarterly Report that could cause results to differ from our expectations.
MANAGEMENT’S OVERVIEW & SUMMARY
Our primary business is the ownership, management, leasing and development of retail and office rental property. As of September 30, 2005, we had ownership interest in and management responsibility for a portfolio of 210 regional shopping malls in 44 states. We strive to increase cash flow and real estate net

28 of 43

GENERAL GROWTH PROPERTIES, INC.
operating income by acquiring, developing, renovating and managing retail rental property in major and middle markets throughout the United States.
We provide on-site management and other services to substantially all of our properties, including properties which we own through joint venture arrangements and which are unconsolidated for GAAP purposes. Our management operating philosophies and strategies are generally the same whether the properties are consolidated or unconsolidated. As a result, we believe that financial information and operating statistics with respect to all properties, both consolidated and unconsolidated, provide important insights into our operating results. Collectively, we refer to our Consolidated and Unconsolidated Properties as our “Company Portfolio” and the retail portion of the Company Portfolio as the “Retail Company Portfolio.”
Our business strategy includes selectively making strategic acquisitions, the expansion and renovation of existing properties and development of new property. We seek to enhance the yields of the acquired properties through subsequent proactive property management and leasing (including tenant remerchandising), operating cost reductions, physical expansions, redevelopments and capital reinvestment. Some of the actions that we take to increase productivity include changing the tenant mix, adding vendor carts or kiosks and full expansions or renovations of centers. Acquisitions have included single centers, privately held portfolios and public-to-public purchases such as the TRC Merger.
In 2005, we have made the following acquisitions, with a total investment of approximately $90 million.

Acquisition
Date
20% ownership interest in Zaratustra Mall (through Cencom, S.A. (Brazil))	August 3
50% ownership interest in Pinnacle Hills Promenade (through Rogers Retail L.L.C.)	September 30
50% interest in Circle T Power Center (through 170 Retail Associates, LTD)	October 31
50% interest in Whalers Village (through GGP/Teachers)	November 1
However, such acquisitions in 2005 have not significantly impacted 2005 operations. Acquisitions in 2004, as detailed in the following chart, were the most significant factor in overall increases from year to year in our cash flows and operating income.

		Gross
	Acquisition	Purchase
	Date	Price
		(In millions)
A 50% ownership interest in Burlington Town Center	January 7	$10.25
Redlands Mall	January 16	14.25
The remaining 50% ownership interest in Town East Mall	March 1	44.5
Four Seasons Town Centre	March 5	161.0
A 33 1/3% ownership interest in GGP/Sambil Costa Rica	April 30	9.7
A 50% ownership interest in Riverchase Galleria	May 11	166.0
Mall of Louisiana	May 12	265.0
The Grand Canal Shoppes	May 17	766.0
A 50% ownership interest in GGP/NIG Brazil	July 30	7.0
Stonestown Galleria	August 13	312.0
The Rouse Company	November 12	14,155.0

		$15,910.7

Acquisitions of properties are accounted for utilizing the purchase method and accordingly, the results of operations are included in our results of operations subsequent to the respective dates of acquisition.
The expansion and renovation of a property may also result in increased cash flows and operating income as a result of increased customer traffic, trade area penetration and improved competitive position of the property. As of September 30, 2005, we had 20 major approved redevelopment projects underway (each with budgeted projected expenditures, at our ownership share, in excess of $10 million). Total projected expenditures (including our share of the Unconsolidated Real Estate Affiliates) for the 20 redevelopment projects and the three new retail center development projects that we have under construction, as described below, were approximately $927.5 million as of September 30, 2005. Such development and re-development

29 of 43

GENERAL GROWTH PROPERTIES, INC.
expenditures, together with expenditures for 12 other potential new retail or mixed-use developments are expected to result in approximately $400 to $500 million of expenditures per year for the years 2006 to 2008.
In addition to property redevelopment, we also develop retail centers from the ground-up. In September 2005, we opened the Shops at La Cantera in San Antonio, Texas. This open air center is anchored by Nieman’s, Nordstrom, Dillard’s and Foley’s. In August 2004, we completed the ground-up development of Jordan Creek Town Center in West Des Moines, Iowa. The center, costing approximately $175 million, is a 1.9 million square foot enclosed regional shopping mall with three anchor stores, a hotel and an amphitheater.
We also have three other new retail center development projects currently under construction, Lincolnshire Commons, in Lincolnshire (Chicago), Illinois; Otay Ranch Town Center in Chula Vista (San Diego), California; and Pinnacle Hills Promenade, in Rogers, Arkansas. These three projects are scheduled to open in 2006. We also have 12 other potential new retail or mixed-use developments that are projected to open in 2007 through 2009.
We believe that the most significant operating factor affecting incremental cash flow and net operating income is increased rents (either base rental revenue or overage rents) earned from tenants at our properties. These rental revenue increases are primarily achieved by:
•	Renewing expiring leases and re-leasing existing space at rates higher than expiring or existing rates. The average annual new/renewal lease rate for our Consolidated Retail Properties for 2005 was $37.34 per square foot which was higher than the average annualized in place rent per square foot, as detailed in the table immediately below. Lease durations for in-line specialty stores typically average approximately ten years. As a result, many leases that are expiring now were signed in the early to mid 1990’s during a challenging retail environment.
•	Increasing occupancy at the properties so that more space is generating rent. The occupancy percentage at properties which are not under redevelopment in our Retail Company Portfolio was 92.2 percent at September 30, 2005, compared to 90.8 percent at September 30, 2004.

•	Increased tenant sales in which we participate through overage rents. For the nine months ended September 30, 2005, tenant sales per square foot in our Retail Company Portfolio increased almost 13 percent over 2004 to $425 per square foot primarily due to our focus on acquisitions of premier properties with high productivity, including TRCLP, as well as our focus on operating income growth through aggressive management, remerchandising and reinvestment.

30 of 43

GENERAL GROWTH PROPERTIES, INC.
The following table summarizes additional operating statistics as of September 30, 2005.

	Consolidated	Unconsolidated	Company
	Retail	Retail	Retail
	Properties	Properties	Portfolio (b)
Operating Statistics (a)
Occupancy	91.8%	93.1%	92.2%
Trailing 12 month total tenant sales per sq. ft. (c)	$414	$447	$425
% change in total sales (c)	5.5%	6.9%	6.0%
% change in comparable sales (c)	3.2	4.1	3.5
Mall and freestanding GLA excluding space under redevelopment (in sq. ft.)	41,884,108	18,699,111	60,543,219

Certain Financial Information
Average annualized in place rent per sq. ft.	$32.62	$35.96
Average rent per sq. ft. for new/renewal leases	37.34	40.11
Average rent per sq. ft. for leases expiring in 2005	29.63	32.31

(a)	Data is for 100% of the Mall GLA in each portfolio, including those properties that are owned in part by Unconsolidated Real Estate Affiliates. Data excludes properties currently being redeveloped and/or remerchandised and miscellaneous (non-mall) properties.

(b)	Weighted average amounts.

(c)	Due to tenant sales reporting timelines, data presented is as of August.
Our Master Planned Communities segment includes the development and sale of residential and commercial land, primarily in large-scale projects in and around Columbia, Maryland; Houston, Texas and Summerlin, Nevada. We develop land sell finished and undeveloped land in such communities to builders and other developers for residential, commercial and other uses. Our Master Planned Communities segment reported real estate property net operating income of $61.7 million during the nine months ended September 30, 2005. Land sale activity at our newest project, the Bridgelands in Houston, Texas, is expected to commence in late 2005 or early 2006.
During the first nine months of 2005, we obtained approximately $3.6 billion of consolidated debt through new financings and refinancings. Our share of debt issued by our Unconsolidated Real Estate Affiliates totaled approximately $600 million during the same period. Proceeds from the issuances were used, in part, to repay $2.5 billion of variable-rate debt. The new debt, substantially all of which is at fixed rates, bears interest at a weighted-average rate of approximately 5.06%.
Trends in Funds From Operations (“FFO”) as defined by The National Association of Real Estate Investment Trusts (“NAREIT”) have not been presented in this MD&A, as FFO, under current SEC reporting guidelines, can only be considered a supplemental measure of operating performance.
Two of our operating retail properties in the United States Gulf Coast region (Oakwood Center in Gretna, Louisiana and Riverwalk, located near the convention center in downtown New Orleans) have been closed since August 29, 2005, when a hurricane stuck the area. Although property damage in the New Orleans area was generally due to hurricane effects, the damage to Oakwood Center and Riverwalk, which prevents these properties from re-opening, was from arson and vandalism. Riverwalk is currently expected to partially re-open by Thanksgiving 2005 even though certain repair and refurbishment activities are anticipated to continue into 2006. While two anchor stores at Oakwood Center have announced plans to re-open in time for the 2005 holiday season and repair and re-opening plans are in process, no official re-opening date has been set for the remainder of the property. We have comprehensive insurance coverage for both property damage and business interruption. The recovery effort at the properties is expected to include replacing portions of the building, landscaping and furnishings. The net book value of the property damage is currently estimated to be at least $35 million; however, we are still assessing the damage estimates and the actual net book value write-off could vary from this estimate. Changes to these estimates will be recorded in the periods in which they are determined. As of September 30, 2005, we have recorded a net fixed asset write-off and a corresponding insurance claim recovery receivable for this net book value amount because we believe that it is probable that the insurance recovery, net of deductibles on a replacement cost basis, will exceed the net book value of the damaged portion of the assets. While we expect the insurance proceeds will be sufficient to cover most of the replacement cost of the restoration of the properties, certain deductibles and limitations are expected to apply. No determination has been made as to the total amount or timing of those insurance payments. As of September 30, 2005 and through November 8, 2005, $5 million in insurance proceeds related to the Oakwood property has been received, which has been offset against this insurance recovery receivable. As only a nominal amount of repairs have taken place as of September 30, 2005, substantially all of the remaining $30 million receivable recorded represents the recovery of the net book value of fixed assets written off. The cost recoveries have been recorded on the expense line item to which they relate, and therefore there is no significant impact to any line item or our overall results. However, included in property operating expenses for the three and nine months ended September 30, 2005 are approximately $1 million of costs which, when fully expended, are not expected to be recoverable from insurance proceeds due to insurance policy deductibles.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
See Note 10 for a reconciliation of Real Estate Property Net Operating Income for our two operating segments to GAAP-basis Income from continuing operations.

31 of 43

GENERAL GROWTH PROPERTIES, INC.
Retail and Other Segment

	For the Three Months Ended
	September 30,
(In thousands)	2005	2004	$ Increase	% Increase
Property revenues:
Minimum rents	$530,786	$313,854	$216,932	69.1%
Tenant recoveries	227,930	142,495	85,435	60.0
Overage rents	15,216	10,792	4,424	41.0
Other	44,407	15,105	29,302	194.0

Total property revenues	818,339	482,246	336,093	69.7

Property operating expenses:
Real estate taxes	64,351	39,337	25,014	63.6
Repairs and maintenance	56,330	34,309	22,021	64.2
Marketing	16,282	15,522	760	4.9
Other property operating costs	125,302	62,907	62,395	99.2
Provision for doubtful accounts	7,579	3,256	4,323	132.8

Total property operating expenses	269,844	155,331	114,513	73.7

Real estate property net operating income	$548,495	$326,915	$221,580	67.8%

Minimum rents increased $195.9 million as a result of acquisitions and $21.0 million primarily as a result of Jordan Creek which opened in August 2004, Ala Moana which was recently redeveloped, and higher straight-line rents. Minimum rents also include the net effect of above and below-market lease rent accretion pursuant to SFAS 141 and 142 of $14.4 million in 2005 and $9.0 million in 2004.
Tenant recoveries increased $80.4 million as a result of acquisitions and $5.0 million due to higher recoverable expenses at various properties.
Overage rents and other property revenues increased primarily as a result of acquisitions.
Real estate taxes, repairs and maintenance, marketing, and other property operating costs increased primarily due to acquisitions. Excluding acquisitions, marketing and other property operating costs would have nominally decreased compared to 2004.
Real estate taxes, repairs and maintenance and other property operating expenses are generally recoverable from tenants and the increases in these expenses are generally consistent with the increase in tenant recovery revenues.
Provision for doubtful accounts increased in 2005 due to acquisitions and due to an allowance of approximately $1.6 million being made for an individual tenant bankruptcy.
Master Planned Communities
Land sale revenues totaled $100.4 million and land sales operations expenses totaled $79.0 million in 2005. The Master Planned Communities are comprised of residential and commercial land, primarily in large-scale projects, which were acquired in the TRC Merger.
Other Significant Revenues and Expenses

	For the Three Months Ended
	September 30,
(In thousands)	2005	2004	$ Increase	% Increase
Management and other fees	$22,409	$18,400	$4,009	21.8%
Property management and other costs	39,646	21,631	18,015	83.3
Depreciation and amortization	177,307	82,027	95,280	116.2
Interest expense	270,970	101,017	169,953	168.2
(Benefit) provision for income taxes	14,980	(350)	15,330	4,380.0
Equity in income of unconsolidated affiliates	19,194	19,686	(492)	(2.5)

32 of 43

GENERAL GROWTH PROPERTIES, INC.
Management and other fees for 2005 increased approximately $4.0 million compared to 2004, primarily as a result of acquisitions.
Property management and other costs as well as depreciation and amortization increased in 2005 as compared to 2004 primarily as a result of acquisitions. Because acquisitions are initially recorded at fair value, the depreciable basis and the corresponding depreciation expense for recent acquisitions are generally higher than for properties that we have owned for a longer period of time.
Interest expense increased $154.0 million in 2005 as compared to 2004 as a result of increased debt associated with acquisitions and $16.0 million as a result of higher debt levels associated with redevelopments, working capital requirements and higher average interest rates in comparison to the same period last year. The weighted average interest rate on our outstanding debt was 5.49% at September 30, 2005 compared to approximately 4.59% at September 30, 2004. See Item 3, Quantitative and Qualitative Disclosures About Market Risk for additional information regarding the potential impact of future interest rate increases.
The increase in the provision for income taxes for 2005 primarily relates to operations acquired in the TRC Merger, including the Master Planned Communities segment, which are conducted by various TRS entities.
Equity in income of unconsolidated affiliates increased in 2005 as compared to 2004 primarily due to the Riverchase and GGP/NIG Brazil joint venture acquisitions in 2004 and the operations of unconsolidated affiliates of TRCLP which were acquired in conjunction with the TRC Merger.
RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
Retail and Other Segment

	For the Nine Months Ended
	September 30,
(In thousands)	2005	2004	$ Increase	% Increase
Property revenues:
Minimum rents	$1,541,134	$896,694	$644,440	71.9%
Tenant recoveries	676,884	412,740	264,144	64.0
Overage rents	41,395	26,594	14,801	55.7
Other	131,294	41,652	89,642	215.2

Total property revenues	2,390,707	1,377,680	1,013,027	73.5

Property operating expenses:
Real estate taxes	197,995	114,207	83,788	73.4
Repairs and maintenance	176,835	99,034	77,801	78.6
Marketing	46,328	43,057	3,271	7.6
Other property operating costs	383,760	180,586	203,174	112.5
Provision for doubtful accounts	17,705	9,860	7,845	79.6

Total property operating expenses	822,623	446,744	375,879	84.1

Real estate property net operating income	$1,568,084	$930,936	$637,148	68.4%

Minimum rents increased $595.5 million as a result of acquisitions and $48.9 million primarily as a result of Jordan Creek which opened in August 2004 and higher straight line rents. Minimum rents include the net effect of above and below-market lease rent accretion pursuant to SFAS 141 and 142 of $37.9 million in 2005 and $24.7 million in 2004 and approximately $10.1 million in 2005 related to a change in the commencement period for certain previously recorded leases.

33 of 43

GENERAL GROWTH PROPERTIES, INC.
Tenant recoveries increased $248.3 million as a result of acquisitions and $15.8 million due to higher recoverable expenses at various properties.
Overage rents and other property revenues increased primarily as a result of acquisitions.
Real estate taxes increased $76.0 million as a result of acquisitions and $7.8 million as a result of increased property tax expense at certain of our properties, including Jordan Creek which opened in August 2004.
Repairs and maintenance, marketing, and other property operating costs increased primarily due to acquisitions. Excluding acquisitions, marketing and other property operating costs would have decreased compared to 2004.
Provision for doubtful accounts increased in 2005 due to acquisitions and due to an allowance of approximately $1.6 million being made for an individual tenant bankruptcy.
Real estate taxes, repairs and maintenance and other property operating expenses are generally recoverable from tenants and the increases in these expenses are generally consistent with the increase in tenant recovery revenues.
Master Planned Communities
Land sale revenues totaled $313.4 million and land sales operations expenses totaled $251.8 million in 2005. The Mastered Planned Communities segment is comprised of residential and commercial land, primarily in large-scale projects, which was acquired in the TRC Merger.
Other Significant Revenues and Expenses

	For the Nine Months Ended
	September 30,
(In thousands)	2005	2004	$ Increase	% Increase
Management and other fees	$65,224	$57,263	$7,961	13.9%
Property management and other costs	113,236	70,954	42,282	59.6
Depreciation and amortization	513,691	240,687	273,004	113.4
Interest expense	761,022	278,564	482,458	173.2
Provision for income taxes	27,609	40	27,569	68,922.5
Equity in income of unconsolidated affiliates	75,301	55,770	19,531	35.0
The increase in management and other fees for 2005, as a result of acquisitions, was offset by the loss of fees resulting from our acquisition of the remaining 50% interest in Town East in March 2004. As the Town East venture is now wholly-owned and consolidated in our results of operations, GGMI no longer receives management or other fees from this property.
Property management and other costs and depreciation and amortization increased in 2005 as compared to 2004 primarily as a result of acquisitions. Because acquisitions are initially recorded at fair value, the depreciable basis and the corresponding depreciation expense for recent acquisitions are generally higher than for properties that we have owned for a longer period of time.
Interest expense increased $437.3 million in 2005 as compared to 2004 as a result of increased debt associated with acquisitions and $45.2 million as a result of higher debt levels primarily as a result of redevelopments, working capital requirements and higher average interest rates during the current year. The weighted average interest rate on our outstanding debt was 5.49% at September 30, 2005 compared to approximately 4.59% at September 30, 2004. Amortization of purchase accounting adjustments which increased the fair value of our debt acquired in the TRC Merger, decreased interest expense by approximately $37.8 million in the nine months ended September 30, 2005 and included approximately $5.3 million related to changes in prior period estimates. See Item 3, Quantitative and Qualitative

34 of 43

GENERAL GROWTH PROPERTIES, INC.
Disclosures About Market Risk, for additional information regarding the potential impact of future interest rate increases.
The increase in the provision for income taxes for 2005 primarily relates to operations acquired in the TRC Merger, including the Master Planned Communities segment, which are conducted by various TRS entities.
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
Cash Flows from Operating Activities
Net cash provided by operating activities was $572 million for the nine months ended September 30, 2005 and $525 million for the comparable prior year period. Substantially all of the increase was attributable to acquisitions in 2004.
Cash Flows from Investing Activities
Net cash used in investing activities was $235 million for the nine months ended September 30, 2005 and $1.9 billion for the comparable prior year period. Substantially all of the decrease was attributable to acquisitions in 2004. As of September 30, 2005, there have been no significant acquisitions in 2005.
Cash used in development and redevelopment activities (including our pro rata share of our Unconsolidated Real Estate Affiliates) was approximately $401 million for the nine months ended September 30, 2005 and approximately $205 million for the comparable prior year period. As of September 30, 2005, we had 20 major approved redevelopment projects underway (each with budgeted projected expenditures, at our ownership share, in excess of $10 million). Total projected expenditures (including our share of the Unconsolidated Real Estate Affiliates) for the 20 redevelopment projects and the three new retail center development projects that are under construction were approximately $927.5 million as of September 30, 2005. Such development and re-development expenditures, together with expenditures for the 12 other potential new retail or mixed-use developments are expected to result in approximately $400 to $500 million of expenditures per year for the years 2006 to 2008.
Cash Flows from Financing Activities
Net cash used by financing activities was $356 million for the nine months ended September 30, 2005 and net cash provided by financing activities was $1.4 billion for the comparable prior year period.

35 of 43

GENERAL GROWTH PROPERTIES, INC.
Our consolidated debt and our pro rata share of the debt of our Unconsolidated Real Estate Affiliates, after giving effect to interest rate swap agreements, were as follows:

	September 30,	December 31,
(In millions)	2005	2004
Consolidated:
Fixed-rate debt	$14,717	$11,860
Variable-rate debt:
2004 Credit Facility:
Six-month bridge loan	—	750
Three-year term loan	2,886	3,300
Four-year term loan	1,985	2,000
Revolving credit facility	156	150

Total 2004 Credit Facility	5,027	6,200
Other variable-rate debt	773	2,251

Total variable-rate debt	5,800	8,451

Total consolidated	$20,517	$20,311

Weighted-average interest rate	5.49%	5.16%
Unconsolidated Real Estate Affiliates:
Fixed-rate debt	$2,555	$2,112
Variable-rate debt	536	723

Total Unconsolidated Real Estate Affiliates	$3,091	$2,835

Weighted-average interest rate	5.42%	5.16%
During the first nine months of 2005, we obtained approximately $3.6 billion of consolidated debt through new financings and refinancings. Our share of debt issued by our Unconsolidated Real Estate Affiliates totaled approximately $600 million during the same period. Proceeds from the issuances were used, in part, to repay $2.5 billion of variable-rate debt. The new debt, substantially all of which is at fixed rates, bears interest at a weighted-average rate of approximately 5.06%.
The rate on the four-year term loan was reduced by 25 basis points in the June 2005 and the rates on the revolver and three-year term loan were reduced by 50 basis points in September 2005. The 2004 Credit Facility currently bears interest at a weighted-average rate of LIBOR plus approximately 184 basis points.
We intend to continue to evaluate the percentage of variable-rate debt to total debt throughout 2005 and 2006 and to refinance the 2004 Credit Facility by the end of the third quarter of 2006. Funds required for any repayments are expected to come primarily from the following:
•	Refinancing low loan-to-value mortgages on existing properties

•	Placing mortgages on currently unencumbered properties

•	Selective asset sales of office and industrial properties
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

36 of 43

GENERAL GROWTH PROPERTIES, INC.
We have not guaranteed the debt of the Unconsolidated Real Estate Affiliates, however, certain Consolidated Properties are cross-collateralized with Unconsolidated Properties (Note 4) and we have retained or agreed to be responsible for a portion of certain debt of the Unconsolidated Real Estate Affiliates (Note 3).
During May 2005, we also redeemed $183 million of perpetual preferred units, which represented substantially all of the preferred units which we were currently able to redeem.
On August 3, 2005, we announced that our Board of Directors authorized, effective immediately, a $200 million per fiscal year common stock repurchase program, subject to a current $125 million annual limit in our 2004 Credit Facility. Stock repurchases under this program will be made through open market or privately negotiated transactions through 2009, unless the program is earlier terminated. We have no obligation to repurchase any shares of common stock under the program, and the timing, actual number and value of shares to be purchased will depend on our stock price, market conditions and other factors. The repurchase program is designed to give us the ability to acquire some or all of the shares of common stock to be issued upon the exercise of certain employee stock options (including those from the vesting of approximately 1 million TSO options in September 2005) and pursuant to the CSA through 2009. The program will give us the flexibility to reduce or eliminate the share, earnings per share and funds from operations per share dilution caused by the issuance of these shares, or to issue new shares. During the current quarter, we repurchased 2.2 million shares for $99.6 million under this program.
Contractual Obligations and Commitments
There has been no material changes in our contractual obligations and commitments in the nine months ended September 30, 2005. Committed real estate acquisition contracts at both September 30, 2005 and December 31, 2004 include $250 million related to the Palazzo (Note 2) and $30 million related to a commitment to purchase (through the GGP/Teachers joint venture) Whaler’s Village, a shopping center on the island of Maui, Hawaii, the purchase of which was completed on November 1, 2005.
REIT STATUS
In order to remain qualified as a real estate investment trust (“REIT”) for federal income tax purposes, we must distribute or pay tax on 100% of capital gains and at least 90% of our ordinary taxable income to stockholders. The following factors, among others, affect operating cash flow and, accordingly, influence the decisions, as regularly re-examined as appropriate, of the Board of Directors regarding distributions:
•	Scheduled increases in base rents of existing leases

•	Changes in minimum base rents and/or overage rents attributable to replacement of existing leases with new or renewal leases

•	Changes in occupancy rates at existing properties and procurement of leases for newly developed properties

•	Necessary capital improvement expenditures or debt repayments at existing properties

•	Our share of distributions of operating cash flow generated by the Unconsolidated Real Estate Affiliates, less oversight costs and debt service on additional loans that have been or will be incurred

•	Anticipated proceeds from sales in our Master Planned Communities segment.
We anticipate that our operating cash flow, and potential new debt or equity from future offerings, new financings or refinancings will provide adequate liquidity to conduct our operations, fund general and administrative expenses, and interest payments and allow distributions to our common stockholders in accordance with the REIT requirements of the Internal Revenue Code.

37 of 43

GENERAL GROWTH PROPERTIES, INC.
SEASONALITY
Although we have a year-long temporary leasing program, occupancies for short-term tenants and, therefore, rental income recognized, are higher during the second half of the year. In addition, the majority of our tenants have December or January lease years for purposes of calculating annual overage rent amounts. Accordingly, overage rent thresholds are most commonly achieved in the fourth quarter. As a result, revenue production is generally highest in the fourth quarter of each year.
USE OF ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, recoverable amounts of receivables and deferred taxes, initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Actual results could differ materially from those estimates.
CRITICAL ACCOUNTING POLICIES
Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. For example, significant estimates and assumptions have been made with respect to useful lives of assets, revenue recognition estimates in our Master Planned Communities segment, capitalization of development and leasing costs, recoverable amounts of receivables and deferred taxes and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Our critical accounting policies, as discussed in our Annual Report on Form 10-K for the year ended December 31, 2004, have not changed during the nine months ended September 30, 2005.
ECONOMIC CONDITIONS
Changes in interest rates are the most significant economic condition which would impact our financial condition. Increases in interest rates, as have occurred in 2005, have and will continue to adversely impact us due to our outstanding variable-rate debt which has increased substantially due to the TRC Merger. We have limited our exposure to interest rate fluctuations related to a portion of our variable-rate debt by the use of interest rate cap and swap agreements. Subject to current market conditions, we have a policy of replacing variable-rate debt with fixed-rate debt. However, in an increasing interest rate environment (which generally follows improved market conditions), the fixed rates we can obtain with such replacement fixed-rate debt will also continue to increase.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
As described in Note 9, new accounting pronouncements have been issued which are effective for the current year. There has not been a significant impact on our financial statements due to the application of such new statements. There are no pronouncements or interpretations that have not yet been adopted that are expected to have a material effect on our consolidated financial statements.

38 of 43

GENERAL GROWTH PROPERTIES, INC.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the cost of new fixed-rate debt upon maturity of existing debt and for acquisitions. At September 30, 2005, we had consolidated debt of $20.5 billion. Consolidated debt includes $6.7 billion of variable-rate debt of which approximately $861.6 million is subject to interest rate swap agreements, which fix the interest we are required to pay on such debt to approximately 4.32% per annum. Although the majority of the remaining variable-rate debt is subject to interest rate cap agreements pursuant to the loan agreements and financing terms, such interest rate caps generally limit our interest rate exposure only if LIBOR exceeds an annual rate significantly higher (generally above 8%) than current LIBOR rates (3.86%). A 25 basis point movement in the interest rate on the $5.8 billion of variable-rate debt which is not subject to interest rate swap agreements would result in an annualized increase or decrease in consolidated interest expense and operating cash flows of approximately $14.5 million.
We are also subject to interest rate exposure as a result of the variable-rate debt collateralized by the Unconsolidated Real Estate Affiliates for which similar interest rate swap agreements have not been obtained. Our share (based on our respective equity ownership interests in the Unconsolidated Real Estate Affiliates) of such remaining variable-rate debt was approximately $535.6 million at September 30, 2005. A similar 25 basis point annualized movement in the interest rate on the variable-rate debt of the Unconsolidated Real Estate Affiliates would result in an annualized increase or decrease in our equity in the income and operating cash flows from Unconsolidated Real Estate Affiliates of approximately $1.3 million.
We are further subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair market value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At September 30, 2005, the fair value of our debt is estimated to be approximately $330 million higher than the carrying value of $20.5 billion. If LIBOR were to increase by 25 basis points, the fair value of the debt would be approximately $190 million higher than the carrying value and the fair value of our swap agreements would increase by approximately $1.6 million.
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

39 of 43

GENERAL GROWTH PROPERTIES, INC.
detected. Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
We are currently subject to litigation arising in the normal course of our business. In the opinion of management, none of these lawsuits or claims against us, either individually or in the aggregate, is likely to have a material adverse effect on our consolidated financial position, results of operations, or liquidity.
ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities (1)

				Approximate Dollar
			Total Number of Shares	Value of Shares that
	Total Number of		Purchased as Part of	May Yet be Purchased
	Shares	Average Price	Publicly Announced	Under the Plans or
Period	Purchased	Paid per Share	Plans or Programs	Programs

August 3-31 2005	1,248,500	$44.59	1,248,500	$144,332,383
September 1-30 2005	965,500	45.48	965,500	100,420,198

Total	2,214,000	$44.98	2,214,000	$100,420,198

(1)On August 3, 2005, we announced that our Board of Directors authorized, effective immediately, a $200 million per fiscal year common stock repurchase program, subject to a current $125 million annual limit in our 2004 Credit Facility. Stock repurchases under this program will be made through open market or privately negotiated transactions through 2009, unless the program is earlier terminated. The repurchase program is designed to give us the ability to acquire some or all of the shares of common stock to be issued upon the exercise of certain employee stock options and pursuant to the CSA.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.

40 of 43

GENERAL GROWTH PROPERTIES, INC.
ITEM 6. EXHIBITS

10.1	Fourth Amendment, dated as of September 15, 2005 and effective on September 22, 2005 (the “Fourth Amendment”) to the Amended and Restated Credit Agreement, dated as of November 12, 2004, among General Growth Properties, Inc., GGP Limited Partnership and GGPLP L.L.C., as Borrowers, the Lenders parties thereto, Banc of America Securities LLC, Credit Suisse First Boston, Lehman Brothers Inc. and Wachovia Capital Markets, LLC, as joint advisors, joint arrangers and joint bookrunners, Bank of America, N.A. and Credit Suisse First Boston, as syndication agents, Eurohypo AG, New York Branch, as documentation agent, Lehman Commercial Paper Inc., as Tranche B administrative agent, and Wachovia Bank, National Association, as general administrative agent (previously filed as Exhibit 10.5 to the Current Report on Form 8-K dated September 22, 2005 which was filed with the SEC on September 26, 2005).

10.2	Summary of Non-Employee Director Compensation Program (previously filed as Exhibit 10.1 to the Current Report on Form 8-K dated July 26, 2005, which was filed with the SEC on July 28, 2005).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

41 of 43

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL GROWTH PROPERTIES, INC. (Registrant)
Date: November 9, 2005	By:	/s/:Bernard Freibaum
Bernard Freibaum
Executive Vice President and Chief Financial Officer (On behalf of the registrant and as Principal Accounting Officer)

42 of 43

EXHIBIT INDEX

10.1	Fourth Amendment, dated as of September 15, 2005 and effective on September 22, 2005 (the “Fourth Amendment”) to the Amended and Restated Credit Agreement, dated as of November 12, 2004, among General Growth Properties, Inc., GGP Limited Partnership and GGPLP L.L.C., as Borrowers, the Lenders parties thereto, Banc of America Securities LLC, Credit Suisse First Boston, Lehman Brothers Inc. and Wachovia Capital Markets, LLC, as joint advisors, joint arrangers and joint bookrunners, Bank of America, N.A. and Credit Suisse First Boston, as syndication agents, Eurohypo AG, New York Branch, as documentation agent, Lehman Commercial Paper Inc., as Tranche B administrative agent, and Wachovia Bank, National Association, as general administrative agent (previously filed as Exhibit 10.5 to the Current Report on Form 8-K dated September 22, 2005 which was filed with the SEC on September 26, 2005).

10.2	Summary of Non-Employee Director Compensation Program (previously filed as Exhibit 10.1 to the Current Report on Form 8-K dated July 26, 2005, which was filed with the SEC on July 28, 2005).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

43 of 43