Form 10-K
period 2005-12-31
GENERAL GROWTH PROPERTIES INC
filed 2006-03-31
CIK 895648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 1-11656
GENERAL GROWTH PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Delaware	42-1283895
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

110 N. Wacker Dr., Chicago, IL (Address of principal executive offices)	60606 (Zip Code)
(312)960-5000
(Registrant’s telephone number, including area code)
Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange
Securities Registered Pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     YES ☑          NO ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     YES ☐          NO ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     YES ☑          NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☑          Accelerated filer ☐          Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES ☐          NO ☑
On June 30, 2005, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $8.667 billion based upon the closing price of the common stock on the New York Stock Exchange composite tape on such date.
As of March 24, 2006, there were 241,005,634 shares of the registrant’s common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the annual stockholders meeting to be held on May 16, 2006 are incorporated by reference into Part III.

GENERAL GROWTH PROPERTIES, INC.
Annual Report on Form 10-K
December 31, 2005

Item No.		Page Number

Part I
1.	Business	1
1A.	Risk Factors	7
1B.	Unresolved Staff Comments	16
2.	Properties	16
3.	Legal Proceedings	28
4.	Submission of Matters to a Vote of Security Holders	29
Part II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	29
6.	Selected Financial Data	31
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
7A.	Quantitative and Qualitative Disclosures About Market Risk	50
8.	Financial Statements and Supplementary Data	50
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	51
9A.	Controls and Procedures	51
9B.	Other Information	55
Part III
10.	Directors and Executive Officers of the Registrant	55
11.	Executive Compensation	55
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	55
13.	Certain Relationships and Related Transactions	56
14.	Principal Accounting Fees and Services	56
Part IV
15.	Exhibits and Financial Statement Schedules	57
Signatures		58
Consolidated Financial Statements		F-1
Consolidated Financial Statement Schedule		F-55
Exhibit Index		S-1
Restated Certificate of Incorporation
Bylaws
Form of Common Stock Certificate
Rights Agreement
Redemption Rights Agreement
Redemption Rights Agreement
Redemption Rights Agreement
Redemption Rights Agreement
Redemption Rights Agreement
Redemption Rights Agreement
Redemption Rights Agreement
Form of Registration Rights Agreement
Rights Agreement
Amendment to Rights Agreement
Letter Agreement Concerning Rights Agreement
Amended and Restated Agreement of Limited Partnership of the Operating Partnership
Stockholders Agreement
Amendment to Stockholders Agreement
Operating Agreement
Amendment to the Operating Agreement
Letter Amendment to the Operating Agreement
Amendment to the Operating Agreement
Amended and Restated Operating Agreement
Amendment to Amended and Restated Operating Agreement
Amendment to Amended and Restated Operating Agreement
Form of Restricted Stock Agreement
List of Subsidiaries
Consent
Consent
Certification
Certification
Certification
Certification

i

PART I

Item 1.	Business
All references to numbered Notes are to specific footnotes to the Consolidated Financial Statements of General Growth Properties, Inc. (“General Growth” or the “Company”) as included in this Annual Report on Form 10-K (“Annual Report”). The descriptions included in such Notes are incorporated into the applicable Item response by reference. The following discussion should be read in conjunction with such Consolidated Financial Statements and related Notes. The terms “we,” “us” and “our” may also be used to refer to General Growth and its subsidiaries. See also the Glossary at the end of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for definitions of selected terms used in this Annual Report.
Overview
General Growth is a self-administered and self-managed real estate investment trust, referred to as a “REIT.” General Growth is a Delaware corporation and was organized in 1986.
Our business is focused in two main areas:

•	Retail and Other. Through this segment of our business, we own, operate, manage, lease, acquire, develop, expand and finance rental properties. These properties, which are located primarily throughout the United States, include retail centers, office and industrial buildings and mixed-use and other properties. As of December 31, 2005, we had ownership interest in and/or management responsibility for a portfolio of over 200 regional shopping malls in 44 states. We also have ownership interest in certain joint ventures which own four retail properties (one under construction) in Brazil and one retail property under construction in Costa Rica.

•	Master Planned Communities. Through this segment of our business, we develop and sell land in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas for residential, commercial and other uses primarily in master planned communities. As of December 31, 2005, these communities, including land previously sold or not saleable, total over 70,000 acres.
Substantially all of our business is conducted through GGP Limited Partnership (the “Operating Partnership” or “GGPLP”). As of December 31, 2005, ownership of the Operating Partnership was as follows:

82%	General Growth, as sole general partner
16	Limited partners that indirectly include family members of the original stockholders of the Company. Represented by common units of limited partnership interest (the “Common Units”)
2	Limited partners that include subsequent contributors of properties to the Operating Partnership which are also represented by Common Units.

100%

The Operating Partnership also has preferred units of limited partnership interest (the “Preferred Units”) outstanding. Under certain circumstances, the Preferred Units are convertible into Common Units which are redeemable for shares of General Growth common stock on a one-for-one basis.
Many of our properties are owned entirely by us, or through entities in which we own a majority or controlling interest. As a result, these properties are consolidated under generally accepted accounting principles (“GAAP”), and we refer to them as the “Consolidated Properties.” Some properties are held through joint venture entities in which we own a non-controlling interest (“Unconsolidated Real Estate Affiliates”) and we refer to those properties as the “Unconsolidated Properties.” Collectively, we refer to the Consolidated Properties and Unconsolidated Properties as our “Company Portfolio.”
We make all key strategic decisions for our properties. However, in connection with the Unconsolidated Properties, such strategic decisions are made with the respective stockholders, members or joint venture partners of such properties. We are also the asset manager of most of the properties in the Company Portfolio, executing the strategic decisions and overseeing the day-to-day property management functions, including leasing, construction management, data processing, maintenance, accounting, marketing, promotional services and security oversight. With respect to jointly owned properties, we generally conduct the management activities through one of our taxable REIT subsidiaries (“TRS”). As of December 31, 2005, we managed the properties for 21 of our unconsolidated joint ventures and seven of our consolidated joint ventures. Our joint venture partners managed the properties for 12 of our unconsolidated joint ventures and four of our consolidated joint ventures.
General Development of Business
In recent years, acquisitions have been a key contributor to our growth. In 2004, for example, acquisitions totaled over $16 billion, largely due to the $14 billion acquisition of The Rouse Company in November (the “TRC Merger”). In 2005, however, acquisitions were minimal and our operational focus was on the following:

•	Integrating and maximizing the operations of The Rouse Company LP (“TRCLP,” successor to The Rouse Company (“TRC”)) through proactive property management and leasing and through operating cost reductions. Specific actions to increase productivity of the TRCLP properties as well as our previously existing properties have included changing the tenant mix and adding vendor carts and kiosks. As the TRC Merger was primarily funded with new acquisition debt, an additional focus has been the management and refinancing of our current debt.

•	Development activities, including ground-up development and redevelopment and expansion of existing properties. For example, we substantially completed the ground-up development of The Shops at LaCantera in San Antonio, Texas in September 2005, and the renovation of Eastridge Mall in San Jose, California in November 2005. The expansion and renovation of a property may result in increased cash flows and net income as a result of increased customer traffic, trade area penetration and improved competitive position of the property.

•	Growing our specialty leasing and alternative revenue business, which involves, among other things, the temporary leasing of carts, kiosks and available space to generate additional alternative rental revenue.
Financial Information About Industry Segments
Information regarding our segments is incorporated herein by reference to Note 16.
Narrative Description of Business
Retail and Other Segment
Our Retail and Other segment consists of retail centers, office and industrial buildings and mixed-use and other properties.
Retail Portfolio
The Retail Portfolio is comprised primarily of regional shopping centers, but also includes festival market places, urban mixed-use centers and strip/ community centers. Most of our shopping centers are strategically located in major and middle markets where they have strong competitive positions. Most of these properties contain at least one major department store as an Anchor. We believe the Retail Portfolio’s geographic diversification should mitigate the effects of regional economic conditions and local factors.
A detailed listing of the principal properties in our Retail Portfolio is included in Item 2 of this Annual Report.

The majority of the income from the properties in the Retail Portfolio is derived from rents received through long-term leases with retail tenants. These long-term leases generally require the tenants to pay base rent which is a fixed amount specified in the lease. The base rent is often subject to scheduled increases during the term of the lease. Another component of income is overage rent. Overage rent is paid by a tenant generally if its sales exceed an agreed upon minimum amount. Overage rent is calculated by multiplying the sales in excess of the minimum amount by a percentage defined in the lease, the majority of which is earned in the fourth quarter. In addition, our long-term leases generally contain provisions for us to bill to tenants amounts to recover certain expenses incurred in the day-to-day operations of the respective properties, including common area maintenance and real estate taxes. The recovery amount is generally related to the tenant’s pro-rata share of space in the property.
The following table reflects retail tenant representation by category for the Consolidated Properties as of December 31, 2005. In general, similar percentages existed for the Unconsolidated Properties.

Category	% of Square Feet	Representative Tenants

Specialty (includes personal services)	22%	Regis, Lenscrafters, Dollar Tree, Petland
Family Apparel (includes unisex)	14	Gap, Old Navy, J Crew, Express, Anchor Blue, Banana Republic, Bachrach
Women’s Apparel	14	Limited, Talbot’s, Chico’s, Lane Bryant, Ann Taylor, Coldwater Creek, Victoria’s Secret
Teen Apparel	9	PacSun, Charlotte Russe, Forever 21, d.e.m.o., Hollister & Co., Aeropostale, Abercrombie & Fitch
Shoes	8	FootLocker, Journeys, Champ’s, Finish Line, Payless Shoesource
Restaurants	7	Ruby Tuesday, Applebee’s, Bennigan’s, Cheesecake Factory, Panera Bread, PF Chang’s China Bistro
Home Entertainment and Electronics	5	RadioShack, Ritz Camera, FYE, Sam Goody, Apple Computer
Home Furnishings	4	William-Sonoma, Select Comfort, Z Gallerie, Pottery Barn, Crate & Barrel
Sporting Goods	3	Scheel’s All Sports, MC Sports, Dick’s Sporting Goods, Big 5 Sports
Gifts (includes stationery, cards, gifts and novelty)	3	Papyrus, Hallmark, Yankee Candle, Things Remembered, Spencer Gifts
Fast Food/ Food Court	3	Arby’s, Sbarro, McDonald’s, Auntie Anne’s, Chick-Fil-A, Subway, Sonic
Jewelry	3	Zales Jewelers, Kay Jewelers, Piercing Pagoda, Helzberg Diamonds
Children’s Merchandise	2	Gymboree, Club Libby Lu, Build-A-Bear, The Children’s Place, GapKids/BabyGap
Personal Care	2	L’Occitane, Sephora, Trade Secret, Bath & Body Works
Specialty Food (includes health, candy and coffee)	1	GNC, Vitamin World, Starbuck’s, Godiva Chocolatier, Harry & David

TOTAL	100%

As of December 31, 2005, our largest tenant (based on common parent ownership) accounted for less than 4% of consolidated rents.

Other Office, Industrial and Mixed-Use buildings
The office and other properties are located primarily in the Baltimore/ Washington, D.C. and Las Vegas markets or are components of large-scale mixed-use properties (which include retail, parking and other uses) located in other urban markets. At December 31, 2005, in addition to office and other properties which are adjacent to our retail centers (included in our Retail portfolio), we owned and managed the following office and other properties:

Consolidated	Location	Square Feet

Columbia Industrial (6 buildings)	Columbia, MD	306,000
Columbia Office (11 buildings)	Columbia, MD	1,059,000
Summerlin Commercial (28 buildings)	Summerlin, NV	1,110,000
Woodlands Office (2 buildings)	Houston, TX	267,000
Other Office Projects (6 buildings)	Various	451,000
Unconsolidated

Woodlands Office/ Industrial (5 buildings)	Houston, TX	348,000
In December 2005, we sold seven office buildings totaling approximately 705,000 square feet located in the Hunt Valley Business Community in Hunt Valley, Maryland and 14 office buildings totaling approximately 402,000 square feet in the Rutherford Business Center, Woodlawn, Maryland. In December 2005, we also sold a 16 building, 952,000 square foot portfolio of industrial buildings comprised of 10 buildings totaling 582,000 square feet in the Hunt Valley Business Community and six buildings totaling 370,000 square feet in the Rutherford Business Center in suburban Baltimore. The portfolio also included three land parcels totaling more than 18 acres. The aggregate sale price of the two transactions was $181 million.

Master Planned Communities Segment
In conjunction with the TRC Merger, we acquired master planned communities. We develop and sell land in these communities to builders and other developers for residential, commercial and other uses. We may also develop some of this land for our own purposes. These master planned communities are as follows:

•	Columbia is located in the Baltimore, Maryland/ Washington, D.C. corridor and encompasses approximately 18,000 acres. We own approximately 873 saleable acres of land in and around Columbia, including the adjacent communities of Emerson and Stone Lake.

•	Summerlin is located immediately north and west of Las Vegas and encompasses approximately 22,500 acres. We own approximately 6,400 saleable acres of land in Summerlin. Revenues from the sale of land at Summerlin are subject to the Contingent Stock Agreement as more fully described in Note 14.

•	Bridgelands is located in the western Houston, Texas metropolitan area and encompasses approximately 10,000 acres, approximately 7,300 acres of which is developable and saleable. TRC began development activities on Bridgelands in 2004 and we began selling portions of this land in 2006.

•	We also own a 52.5% economic interest in The Woodlands, a master planned community in the Houston, Texas metropolitan area which contains approximately 27,000 acres. Assets owned by The Woodlands include approximately 6,900 saleable acres of land, three golf course complexes, a resort conference center, a hotel, interests in seven office buildings and other assets.

•	Fairwood is located in Prince George’s County, Maryland. Fairwood contains over 1,000 acres of land. We own approximately 420 saleable acres of land at Fairwood.
Other

Competition
The nature and extent of the competition we face varies from property to property within each segment of our business. In our Retail and Other segment, our direct competitors include other publicly-traded retail mall development and operating companies, retail real estate companies, commercial property developers and other owners of retail real estate that engage in similar businesses.
Within our Retail Portfolio, we compete to acquire land for new site development and to acquire existing retail properties. We believe that we have a competitive advantage with respect to acquisitions for the following reasons:

•	Subject to certain limitations, the funds necessary for cash acquisitions are available to us from a combination of sources, including mortgage or unsecured financing or the issuance of public or private debt or equity.

•	We have the flexibility to pay for an acquisition with a combination of cash, General Growth equity securities or common or preferred units of limited partnership interest in the Operating Partnership. This last approach may create the opportunity for a tax-advantaged transaction for the seller.

•	Our expertise allows us to evaluate proposed acquisitions of existing retail properties for their increased profit potential through expansion, remodeling, re-merchandising and more efficient management of the property.
We also compete for retail tenants. We believe the principal factors that retailers consider in making their leasing decision include:

•	Consumer demographics

•	Quality, design and location of properties

•	Total number and geographic distribution of properties

•	Diversity of retailers and anchor tenants at shopping center locations

•	Management and operational expertise

•	Rental rates
Based on these criteria, we believe that the size and scope of our property portfolio, as well as the overall quality and attractiveness of our individual properties, enable us to compete effectively for retail tenants in our local markets. Because our revenue potential is linked to the success of our retailers, we indirectly share exposure to the same competitive factors that our retail tenants experience in their respective markets when trying to attract individual shoppers. These dynamics include general competition from other regional shopping centers, including outlet malls and other discount shopping centers, as well as competition with discount shopping clubs, catalog companies, internet sales and telemarketing.
With respect to our office and other properties, we experience competition in the development and management of our properties similar to that of our Retail Portfolio. Prospective tenants generally consider quality and appearance, amenities, location relative to other commercial activity and price in determining the attractiveness of our properties. Based on the quality and location of our properties, which are generally in urban markets or are concentrated in the commercial centers of our master planned communities, we believe that our properties are viewed favorably among prospective tenants.
In our Master Planned Communities segment, we compete with other landholders and residential and commercial property developers in the development of properties within the Baltimore/ Washington, D.C., Las Vegas, and Houston markets. Significant factors affecting our competition in this business include:

•	The size and scope of our master planned communities

•	The recreational and cultural amenities available within the communities

•	The commercial centers in the communities

•	The relationships of the developer with homebuilders

•	The proximity to major metropolitan areas

We believe our projects offer significant advantages when viewed against these criteria.

Environmental Matters
Under various federal, state and local laws and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on such real estate. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner’s ability to sell such real estate or to borrow using such real estate as collateral. In connection with our ownership and operation of our properties, we, or the relevant property venture through which the property is owned, may be potentially liable for such costs.
Substantially all of our properties have been subject to environmental assessments, which are intended to discover information regarding, and to evaluate the environmental condition of, the surveyed and surrounding properties.
The Phase I environmental assessments included a historical review, a public records review, a preliminary investigation of the site and surrounding properties, screening for the presence of asbestos, polychlorinated biphenyls (“PCBs”) and underground storage tanks and the preparation and issuance of a written report, but do not include soil sampling or subsurface investigations. A Phase II assessment, when necessary, was conducted to further investigate any issues raised by the Phase I assessment. In each case where Phase I and/or Phase II assessments resulted in specific recommendations for remedial actions required by law, management has either taken or scheduled the recommended action.
Neither the Phase I nor the Phase II assessments have revealed any environmental liability that we believe would have a material effect on our overall business, financial condition or results of operations. Nevertheless, it is possible that these assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware. Moreover, no assurances can be given that future laws, ordinances or regulations will not impose any material environmental liability or the current environmental condition of our properties will not be adversely affected by tenants and occupants of the properties, by the condition of properties in the vicinity of our properties (such as the presence on such properties of underground storage tanks) or by third parties unrelated to us.
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
Employees
As of March 1, 2006, we had approximately 4,700 employees.
Qualification as a Real Estate Investment Trust and Taxability of Distributions
General Growth currently qualifies as a real estate investment trust pursuant to the requirements contained in Sections 856-858 of the Internal Revenue Code of 1986, as amended (the “Code”). If, as we contemplate, such qualification continues, General Growth will not be taxed on its real estate investment trust taxable income. During 2005, General Growth distributed (or was deemed to have distributed) 100% of its taxable income to its preferred and common stockholders (Note 7).
Available Information
Our Internet website address is www.generalgrowth.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available and may be accessed free of charge through the Investment section of our Internet website under the Shareholder Info subsection, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC. Our Internet website and information contained therein or connected thereto are not intended to be incorporated into this Annual Report.

Item 1A.	Risk Factors
Risks Related to Real Estate Investments

We invest primarily in regional mall shopping centers and other retail properties, which are subject to a number of significant risks which are beyond our control
Real property investments are subject to varying degrees of risk that may affect the ability of our retail properties to generate sufficient revenues. A number of factors may decrease the income generated by a retail property, including:

•	the regional and local economy, which may be negatively impacted by plant closings, industry slowdowns, adverse weather conditions, natural disasters and other factors;

•	local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods, and the availability and creditworthiness of current and prospective tenants;

•	perceptions by retailers or shoppers of the safety, convenience and attractiveness of the retail property;

•	the convenience and quality of competing retail properties and other retailing options such as the Internet;

•	changes in laws and regulations applicable to real property, including tax and zoning laws; and

•	changes in interest rate levels and the availability and cost of financing.
If we are unable to generate sufficient revenue from our retail properties, including those held by joint ventures, we will be unable to meet operating and other expenses, including debt service, lease payments, capital expenditures and tenant improvements, and to make distributions from our joint ventures and then, in turn, to our stockholders.

We depend on leasing space to tenants on economically favorable terms and collecting rent from these tenants, who may not be able to pay
Our results of operations will depend on our ability to continue to lease space in our properties on economically favorable terms. If the sales of stores operating in our centers decline sufficiently, tenants might be unable to pay their existing minimum rents or expense recovery charges, since these rents and charges would represent a higher percentage of their sales. If our tenants’ sales decline, new tenants would be less likely to be willing to pay minimum rents as high as they would otherwise pay. In addition, as substantially all of our income is derived from rentals of real property, our income and cash available for distribution to our stockholders would be adversely affected if a significant number of tenants were unable to meet their obligations to us. During times of economic recession, these risks will increase.

Bankruptcy or store closures of tenants may decrease our revenues and available cash
A number of companies in the retail industry, including some of our tenants, have declared bankruptcy or voluntarily closed certain of their stores in recent years. The bankruptcy or closure of a major tenant, particularly an Anchor tenant, may have a material adverse effect on the retail properties affected and the income produced by these properties and may make it substantially more difficult to lease the remainder of the affected retail properties. Our leases generally do not contain provisions designed to ensure the creditworthiness of the tenant. As a result, the bankruptcy or closure of a major tenant could result in a lower level of revenues and cash available for distribution to our stockholders.

We may be negatively impacted by department store consolidations
Department store consolidations, such as K-Mart’s acquisition of Sears and Federated’s acquisition of May Department Stores, are resulting in the closure of existing department stores and we may be unable to re-lease this area or to re-lease it on comparable or more favorable terms. Other tenants may be entitled to modify the terms of their existing leases, including those pertaining to rent payment, in the event of such closures. Additionally, department store closures could result in decreased customer traffic which could lead to decreased sales at other stores. Consolidations may also negatively affect current and future development and redevelopment projects.

It may be difficult to buy and sell real estate quickly, and transfer restrictions apply to some of our properties
Equity real estate investments are relatively illiquid, and this characteristic tends to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. In addition, significant expenditures associated with each equity investment, such as mortgage payments, real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investment. If income from a property declines while the related expenses do not decline, our income and cash available for distribution to our stockholders would be adversely affected. A significant portion of our properties are mortgaged to secure payment of indebtedness, and if we were unable to meet our mortgage payments, we could lose money as a result of foreclosure on the properties by the various mortgagees. In addition, if it becomes necessary or desirable for us to dispose of one or more of the mortgaged properties, we might not be able to obtain a release of the lien on the mortgaged property without payment of the associated debt. The foreclosure of a mortgage on a property or inability to sell a property could adversely affect the level of cash available for distribution to our stockholders. In certain transactions, if persons selling properties to us wish to defer the payment of taxes on the sales proceeds, we are likely to pay them in units of limited partnership interest in the Operating Partnership. In transactions of this kind, we may also agree, subject to certain exceptions, not to sell the acquired properties for significant periods of time.
Risks Related to our Business

We develop and expand properties, and this activity is subject to various risks
We intend to continue to pursue development and expansion activities as opportunities arise. In connection with any development or expansion, we will be subject to various risks, including the following:

•	we may abandon development or expansion activities, which may result in additional cost recognition;

•	construction costs of a project may exceed original estimates or available financing, possibly making the project unfeasible or unprofitable;

•	we may not be able to obtain financing or to refinance construction loans, which generally have full recourse to us;

•	we may not be able to obtain zoning, occupancy or other required governmental permits and authorizations;

•	occupancy rates and rents at a completed project may not meet projections and, therefore, the project may not be profitable; and

•	we may need Anchor, mortgage lender and property partner approvals, if applicable, for expansion or redevelopment activities.
If a development project is unsuccessful, our loss could exceed our investment in the project.

If we are unable to manage our growth effectively, our financial condition and results of operations may be adversely affected
We have experienced rapid growth in recent years, increasing our total consolidated assets from less than $2 billion at December 31, 1996 to over $25 billion at December 31, 2005. We may not be able to manage our growth effectively or to maintain a similar rate of growth in the future, and the failure to do so may have a material adverse effect on our financial condition and results of operations.

We may incur costs to comply with environmental laws
Under various federal, state or local laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property, and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by the parties in connection with the contamination. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous or toxic substances. The presence of contamination or the failure to remediate contamination may adversely affect the owner’s ability to sell or lease real estate or to borrow using the real estate as collateral. Other federal, state and local laws, ordinances and regulations require abatement or removal of asbestos-containing materials in the event of demolition or certain renovations or remodeling and also govern emissions of and exposure to asbestos fibers in the air. Federal and state laws also regulate the operation and removal of underground storage tanks. In connection with the ownership, operation and management of our properties, we could be held liable for the costs of remedial action with respect to these regulated substances or tanks or related claims.
Each of our properties has been subjected to varying degrees of environmental assessment at various times. However, the identification of new areas of contamination, a change in the extent or known scope of contamination or changes in cleanup requirements could result in significant costs to us.
We are in a competitive business
There are numerous shopping facilities that compete with our properties in attracting retailers to lease space. In addition, retailers at our properties face continued competition from discount shopping centers, lifestyle centers, outlet malls, wholesale and discount shopping clubs, direct mail, telemarketing, television shopping networks and shopping via the Internet. Competition of this type could adversely affect our revenues and cash available for distribution to our stockholders.
We compete with other major real estate investors with significant capital for attractive investment opportunities. These competitors include other REITs, investment banking firms and private institutional investors. This competition has increased prices for commercial properties and may impair our ability to make suitable property acquisitions on favorable terms in the future.
We may not be able to obtain capital to make investments
We depend primarily on external financing to fund the growth of our business. This is because one of the requirements of the Internal Revenue Code of 1986, as amended, which we refer to as the “Code,” for a REIT generally is that it distribute 90% of its taxable income, excluding net capital gains, to its stockholders. Our access to debt or equity financing depends on banks’ willingness to lend to us and on conditions in the capital markets in general. We and other companies in the real estate industry have experienced less favorable terms for bank loans and capital markets financing from time to time. Although we believe, based on current market conditions, that we will be able to finance investments we wish to make in the foreseeable future, financing might not be available on acceptable terms or may be affected by the amount of debt we have outstanding as a result of the TRC Merger.
Some of our properties are subject to potential natural or other disasters
A number of our properties are located in areas which are subject to natural disasters. For example, two of our properties, located in the New Orleans area, suffered major damage in 2005. It is uncertain as to whether the New Orleans area will recover to its prior economic strength.
We carry comprehensive liability, fire, flood, earthquake, terrorism, extended coverage and rental loss insurance on all of our properties. We believe the policy specifications and insured limits of these policies are adequate and appropriate. There are, however, some types of losses, including lease and other contract claims, which generally are not insured. If an uninsured loss or a loss in excess of insured limits occurs, we could lose all or a portion of the capital we have invested in a property, as well as the anticipated future revenue from the property. If this happens, we might nevertheless remain obligated for any mortgage debt or other financial obligations related to the property.
If the Terrorism Risk Insurance Extension Act is not extended beyond 2007, we may incur higher insurance costs and greater difficulty in obtaining insurance which covers terrorist-related damages. Our tenants may also experience similar difficulties.
We are subject to risks that affect the general retail environment
Our concentration in the regional mall market means that we are subject to factors that affect the retail environment generally, including the level of consumer spending, the willingness of retailers to lease space in our shopping centers, department store consolidations and tenant bankruptcies. In addition, we are exposed to the risk that terrorist activities, or the threat of such activities, may discourage consumers from visiting our malls and impact consumer confidence.

Inflation may adversely affect our financial condition and results of operations
Should inflation increase in the future, we may experience any or all of the following:

•	decreasing tenant sales as a result of decreased consumer spending which could result in lower overage rents;

•	difficulty in replacing or renewing expiring leases with new leases at higher base and/or overage rents; and

•	an inability to receive reimbursement from our tenants for their share of certain operating expenses, including common area maintenance, real estate taxes and insurance.
Inflation also poses a potential threat to us due to the probability of future increases in interest rates. Such increases would adversely impact us due to our outstanding variable-rate debt as well as result in higher interest rates on new fixed-rate debt.
Risks Related to our Organizational and Financial Structure that Give Rise to Operational and Financial Risks

As of December 31, 2005, we had material weaknesses in our internal control over financial reporting
The reports for fiscal year 2005 included in this Annual Report include material weaknesses related to the Company’s failure to maintain effective policies and procedures relating to accounting for income taxes and failure to have sufficient personnel resources with appropriate technical accounting expertise to conduct a timely and accurate financial close. Although we have implemented and continue to implement remediation efforts, a material weakness indicates that there is more than a remote likelihood that a material misstatement of our financial statements will not be prevented or detected in a future period. In addition, we cannot assure you that we will not in the future identify further material weaknesses or significant deficiencies in our internal control over financial reporting that we have not discovered to date. We are taking steps to improve our internal control over financial reporting to comply with Section 404 of the Sarbanes-Oxley Act. The efforts we have taken and continue to take are subject to continued management review supported by confirmation and testing by management and by our internal auditors as well as audit committee oversight. However, if these remediation efforts are insufficient to address the identified material weaknesses, or if additional material weaknesses are discovered in the future, we may fail to meet our future reporting obligations on a timely basis and internal control deficiencies could cause investors to lose confidence in our reported financial information.

Our substantial indebtedness could adversely affect our financial health and operating flexibility
We have a substantial amount of indebtedness. As of December 31, 2005, we had an aggregate consolidated indebtedness outstanding of approximately $20.4 billion (Note 6). Approximately $6.9 billion of our aggregate indebtedness was unsecured, recourse indebtedness of the Operating Partnership and consolidated subsidiaries, while approximately $13.5 billion was secured by our properties. A majority of the secured indebtedness was non-recourse to us. This indebtedness does not include our proportionate share of indebtedness incurred by our Unconsolidated Properties. As a result of this substantial indebtedness, we are required to use a material portion of our cash flow to service principal and interest on our debt, which will limit the cash flow available for other desirable business opportunities, if present.
Our substantial indebtedness could have important consequences to us and the value of our common stock, including:

•	limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our growth strategy or other purposes;

•	limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service the debt;

•	increasing our vulnerability to general adverse economic and industry conditions, including increases in interest rates, particularly given our substantial indebtedness which bears interest at variable rates;

•	limiting our ability to capitalize on business opportunities, including the acquisition of additional properties, and to react to competitive pressures and adverse changes in government regulation;

•	limiting our ability or increasing the costs to refinance indebtedness; and

•	limiting our ability to enter into marketing and hedging transactions by reducing the number of counterparties with whom we can enter into such transactions as well as the volume of those transactions.

The terms of the 2006 Credit Facility (obtained in February 2006 (Note 6)) and certain other debt, contain covenants and events of default that may limit our flexibility and prevent us from taking certain actions or result in the acceleration of our obligations under such debt
The terms of the 2006 Credit Facility, similar to the 2004 Credit Facility that was in effect at December 31, 2005, and certain other debt, require us to satisfy certain customary affirmative and negative covenants and to meet financial ratios and tests including ratios and tests based on leverage, interest coverage and net worth. The covenants under our debt affect, among other things, our ability to:

•	incur indebtedness;

•	create liens on assets;

•	sell assets;

•	make capital expenditures; and

•	engage in mergers and acquisitions.
Given the restrictions in our debt covenants on these and other activities, we may be restricted in our ability to pursue other acquisitions, may be significantly limited in our operating and financial flexibility and may be limited in our ability to respond to changes in our business or competitive activities.
A failure to comply with these covenants, including a failure to meet the financial tests or ratios, would likely result in an event of default under our debt and would allow the lenders to accelerate such debt under such facility. If our debt is accelerated, our assets may not be sufficient to repay such debt in full.

We have a substantial amount of short-term indebtedness
We have $2 billion of such indebtedness that must be refinanced this year. The failure to refinance this debt on favorable terms could have material consequences to us and our stockholders.

We share control of some of our properties with other investors and may have conflicts of interest with those investors
While we generally make all operating decisions for the Unconsolidated Properties, we are required to make other decisions with the other investors who have interests in the relevant property or properties. For example, the approval of certain of the other investors is required with respect to operating budgets and refinancing, encumbering, expanding or selling any of these properties. We might not have the same interests as the other investors in relation to these transactions. Accordingly, we might not be able to favorably resolve any of these issues, or we might have to provide financial or other inducement to the other investors to obtain a favorable resolution.
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

Payments by our direct and indirect subsidiaries of dividends and distributions to us may be adversely affected by prior payments to these subsidiaries’ creditors and preferred security holders
Substantially all of our assets are owned through our general partnership interest in the Operating Partnership, including TRCLP. The Operating Partnership holds substantially all of its properties and assets through subsidiaries, including subsidiary partnerships, limited liability companies and corporations that have elected to be taxed as REITs. The Operating Partnership therefore derives substantially all of its cash flow from cash distributions to it by its subsidiaries, and we, in turn, derive substantially all of our cash flow from cash distributions to us by the Operating Partnership. The creditors and preferred security holders, if any, of each of our direct and indirect subsidiaries are entitled to payment of that subsidiary’s obligations to them, when due and payable, before that subsidiary may make distributions to us. Thus, the Operating Partnership’s ability to make distributions to its partners, including us, depends on its subsidiaries’ ability first to satisfy their obligations to their creditors and preferred security holders, if any, and then to make distributions to the Operating Partnership. Similarly, our ability to pay dividends to holders of our common stock depends on the Operating Partnership’s ability first to satisfy its obligations to its creditors and preferred security holders, if any, and then to make distributions to us.
In addition, we will have the right to participate in any distribution of the assets of any of our direct or indirect subsidiaries upon the liquidation, reorganization or insolvency of the subsidiary only after the claims of the creditors, including trade creditors, and preferred security holders, if any, of the subsidiary are satisfied. Our common stockholders, in turn, will have the right to participate in any distribution of our assets upon the liquidation, reorganization or insolvency of us only after the claims of our creditors, including trade creditors, and preferred security holders, if any, are satisfied.

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
If, with respect to any taxable year, we fail to maintain our qualification as a REIT, we would not be allowed to deduct distributions to stockholders in computing our taxable income and federal income tax. The corporate level income tax, including any applicable alternative minimum tax, would apply to our taxable income at regular corporate rates. As a result, the amount available for distribution to stockholders would be reduced for the year or years involved, and we would no longer be required to make distributions. In addition, unless we were entitled to relief under the relevant statutory provisions, we would be disqualified from treatment as a REIT for the five taxable years following the year during which qualification was lost. Notwithstanding that we currently intend to operate in a manner designed to allow us to qualify as a REIT, future economic, market, legal, tax or other considerations may cause us to determine that it is in our best interest and the best interest of our stockholders to revoke the REIT election.

An ownership limit and certain anti-takeover defenses and applicable law may hinder any attempt to acquire us
The Ownership Limit. Generally, for us to maintain our qualification as a REIT under the Code, not more than 50% in value of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of our taxable year. The Code defines “individuals” for purposes of the requirement described in the preceding sentence to include some types of entities. In general, under our current certificate of incorporation, no person other than Martin Bucksbaum (deceased), Matthew Bucksbaum (the Chairman of our board of directors), their families and related trusts and entities, including M.B. Capital Partners III, may own more than 7.5% of the value of our outstanding capital stock. However, our certificate of incorporation also permits our company to exempt a person from the 7.5% ownership limit upon the satisfaction of certain conditions which are described in our certificate of incorporation.
Selected Provisions of our Charter Documents. Our board of directors is divided into three classes of directors. Directors of each class are chosen for three-year staggered terms. Staggered terms of directors may reduce the possibility of a tender offer or an attempt to change control of our company, even though a tender offer or change in control might be in the best interest of our stockholders. Our charter authorizes the board of directors:

•	to cause us to issue additional authorized but unissued shares of common stock or preferred stock;

•	to classify or reclassify, in one or more series, any unissued preferred stock; and

•	to set the preferences, rights and other terms of any classified or reclassified stock that we issue.
Stockholder Rights Plan. We have a stockholder rights plan which will impact a potential acquirer unless the acquirer negotiates with our board of directors and the board of directors approves the transaction.
Selected Provisions of Delaware Law. We are a Delaware corporation, and Section 203 of the Delaware General Corporation Law applies to us. In general, Section 203 prevents an “interested stockholder,” as defined in the next sentence, from engaging in a “business combination,” as defined in the statute, with us for three years following the date that person becomes an interested stockholder unless:

•	before that person became an interested stockholder, our board of directors approved the transaction in which the interested stockholder became an interested stockholder or approved the business combination;

•	upon completion of the transaction that resulted in the interested stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock outstanding at the time the transaction commenced, excluding for purposes of determining the voting stock outstanding (but not the outstanding voting stock owned by the interested stockholder) stock held by directors who are also officers of the company and by employee stock plans that do not provide employees with the right to determine confidentially whether shares held under the plan will be tendered in a tender or exchange offer; or

•	following the transaction in which that person became an interested stockholder, the business combination is approved by our board of directors and authorized at a meeting of stockholders by the affirmative vote of the holders of at least two-thirds of our outstanding voting stock not owned by the interested stockholder.

The statute defines “interested stockholder” to mean generally any person that is the owner of 15% or more of our outstanding voting stock or is an affiliate or associate of us and was the owner of 15% or more of our outstanding voting stock at any time within the three-year period immediately before the date of determination.
Each item discussed above may delay, deter or prevent a change in control of our company, even if a proposed transaction is at a premium over the then current market price for our common stock. Further, these provisions may apply in instances where some stockholders consider a transaction beneficial to them. As a result, our stock price may be negatively affected by these provisions.

We are impacted by tax-related obligations to some of our partners
We own properties through partnerships which have arrangements in place that protect the deferred tax situation of our existing third party limited partners. Violation of these arrangements could impose costs on us. As a result, we may be restricted with respect to decisions such as financing, encumbering, expanding or selling these properties.
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
Risks Related to the TRC Merger

We may not realize the full anticipated benefits of the TRC Merger
Achieving the anticipated benefits of the TRC Merger will depend in part upon our ability to integrate the two companies’ businesses in an efficient and effective manner. We may continue to face difficulties integrating aspects of the combined company’s businesses that we have not historically focused on, such as the master planned community business. Any inability of management to integrate the operations of TRCLP successfully could cause us to not fully achieve the expected benefits of the TRC Merger.

Limitations on the sale of the TRCLP assets may affect our cash flow
We may be restricted in our ability to dispose of certain TRCLP assets until the ten-year period after TRC’s election of REIT status expires in 2008 due to the potential incurrence of substantial tax liabilities on such dispositions due to applicable REIT regulations.

We have significant obligations under a Contingent Stock Agreement we assumed in the TRC Merger
We have assumed the obligations of TRC under a Contingent Stock Agreement, which we refer to as the “CSA.” The assumption includes the obligation under the CSA to issue shares of common stock twice a year to the beneficiaries under the CSA and certain indemnification obligations. The number of shares is based upon our stock price and upon a formula set forth in the CSA. In addition, the CSA requires a valuation of certain assets that we own as of December 31, 2009, which could result in the issuance of a significant number of additional shares to the beneficiaries under the CSA. Such issuances could be dilutive to our existing stockholders if we are unable to repurchase a corresponding number of shares through our publicly announced stock repurchase program.

Risks Related to our Common Stock

Our common stock price may be volatile, and consequently investors may not be able to resell their common stock at or above their purchase price
The price at which our common stock will trade may be volatile and may fluctuate due to factors such as:

•	our historical and anticipated quarterly and annual operating results;

•	variations between our actual results and analyst and investor expectations or changes in financial estimates and recommendations by securities analysts;

•	the performance and prospects of our industry;

•	the depth and liquidity of the market for our common stock;

•	investor perception of us and the industry in which we operate;

•	domestic and international economic conditions;

•	the extent of institutional investor interest in us;

•	the reputation of REITs generally and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate companies, and fixed income securities;

•	our financial condition and performance; and

•	general market conditions and trends.
Fluctuations may be unrelated to or disproportionate to our financial performance. These fluctuations may result in a material decline in the trading price of our common stock.

Future sales of our common stock may depress our stock price
As of December 31, 2005, approximately 59.6 million shares of common stock were issuable upon exercise of conversion and/or redemption rights as to units of limited partnership interest in the Operating Partnership. Under our shelf registration statement, we may offer from time to time up to approximately $1.5 billion worth of common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and/or purchase units. An additional 1.7 million shares of our common stock remain reserved for issuance under the CSA we assumed in connection with the TRC Merger. In addition, we have reserved a number of shares of common stock for issuance under our option and other benefit plans for employees and directors and in connection with certain other obligations, and these shares will be available for sale from time to time. Although we have publicly announced a stock repurchase program which may offset the dilution resulting from issuances pursuant to the CSA and our employee option plan, there is no certainty that we will be successful in acquiring a sufficient number of shares at an acceptable price to accomplish this goal. No prediction can be made as to the effect, if any, that these and other future sales of our common stock, or the availability of common stock for future sales, will have on the market price of the stock. Sales in the public market of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock.

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

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
Our investment in real estate as of December 31, 2005, consisted of our interests in the properties in our Retail and Other and Master Planned Communities segments. In most cases, we also own the land underlying the retail properties. However, at certain of the properties, all or part of the underlying land is owned by a third party that leases the land to us pursuant to a long-term ground lease. The leases generally contain various purchase options and typically provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. Information regarding encumbrances on these properties is included in Schedule III of this Annual Report.
The following tables set forth certain information regarding the Consolidated Properties and the Unconsolidated Properties in our Retail Portfolio as of December 31, 2005. These tables do not reflect subsequent activity in 2006 including purchases, sales or consolidations of Anchor stores such as our 2006 purchase of six Mervyn’s anchor locations. Anchors include all stores with Gross Leasable Area greater than 30,000 square feet.
Consolidated Retail Properties

		GLA

			Mall and		Anchor
Name of Center	Location(1)	Total	Freestanding	Anchors/Significant Tenants	Vacancies

Ala Moana Center	Honolulu, HI	1,748,761	801,973	Barnes & Noble, Macy’s, Neiman Marcus, Old Navy, Sears, Shirokiya	—
Alameda Plaza	Pocatello, ID	190,341	190,341	—	2
Anaheim Crossing(2)(3)	Anaheim, CA	92,170	92,170	N/A	N/A
Animas Valley Mall	Farmington, NM	480,217	230,752	Allen Theatres, Dillard’s, JCPenney, Ross Dress for Less, Sears	—
Apache Mall(2)	Rochester, MN	755,491	272,499	Herberger’s, JCPenney, Marshall Field’s, Sears	—
Arizona Center(2)	Phoenix, AZ	168,429	82,426	AMC Theatres	—
Augusta Mall(2)	Augusta, GA	1,066,486	317,263	Dillard’s, JCPenney, Macy’s, Macy’s Home Store, Sears	—
Austin Bluffs Plaza	Colorado Springs, CO	108,902	108,902	Longs Drugs	1
Bailey Hills Village	Eugene, OR	11,887	11,887	N/A	N/A
Baskin Robbins	Idaho Falls, ID	1,814	1,814	N/A	N/A
Baybrook Mall	Friendswood (Houston), TX	1,244,762	344,153	Dillard’s, Foley’s, JCPenney, Mervyn’s, Sears	—
Bayshore Mall(2)	Eureka, CA	624,297	404,039	Gottschalks, Mervyn’s, Sears	—
Bayside Marketplace(2)	Miami, FL	225,446	225,446	N/A	N/A
Beachwood Place	Beachwood, OH	912,105	332,525	Dillard’s, Nordstrom, Saks Fifth Avenue	—
Bellis Fair	Bellingham (Seattle), WA	774,579	355,649	JCPenney, Macy’s, Mervyn’s, Sears, Target	—
Birchwood Mall	Port Huron (Detroit), MI	793,869	337,640	GKC Theaters, JCPenney, Marshall Field’s, Sears, Target, Younkers	—
Boise Plaza	Boise, ID	114,404	114,404	Albertson’s, Fred Meyer, Burlington Coat	—

		GLA

			Mall and		Anchor
Name of Center	Location(1)	Total	Freestanding	Anchors/Significant Tenants	Vacancies

Boise Towne Plaza(3)	Boise, ID	116,677	116,677	Circuit City, Linens ’N Things, Old Navy	—
Boise Towne Square	Boise, ID	1,143,302	474,522	Dillard’s, JCPenney, Macy’s, Mervyn’s, Sears	—
The Boulevard Mall	Las Vegas, NV	1,178,595	390,559	Dillard’s, JCPenney, Macy’s, Sears	—
Burlington Town Center(3)	Burlington, VT	311,092	164,339	Filene’s	—
Cache Valley Mall	Logan, UT	322,578	176,746	Dillard’s, Dillard’s Men’s & Home, JCPenney	—
Cache Valley Marketplace	Logan, UT	156,996	156,996	Home Depot, Olive Garden, T.J. Maxx	—
Canyon Point Village Center	Las Vegas, NV	65,600	65,600	N/A	N/A
Capital Mall	Jefferson City, MO	512,852	279,775	Dillard’s, JCPenney, Sears	—
Century Plaza	Birmingham, AL	738,831	252,875	JCPenney, McRae’s, Sears	1
Chapel Hills Mall	Colorado Springs, CO	1,174,371	428,932	Dillard’s, Foley’s, JCPenney, Kmart, Mervyn’s, Sears	—
Chico Mall	Chico, CA	502,079	179,951	Gottschalks, JCPenney, Sears	1
Coastland Center	Naples, FL	933,644	343,254	Dillard’s, JCPenney, Macy’s, Sears	—
Collin Creek	Plano, TX	1,113,307	323,224	Dillard’s, Foley’s, JCPenney, Mervyn’s, Sears	—
Colony Square Mall	Zanesville, OH	536,662	289,884	Colony Square Cinema 10, Elder-Beerman, JCPenney, Sears	—
Columbia Mall	Columbia, MO	750,085	334,641	Dillard’s, JCPenney, Sears, Target	—
Coral Ridge Mall	Coralville (Iowa City), IA	1,075,349	420,184	Dillard’s, JCPenney, Scheel’s All Sports, Sears, Target, Younkers	—
Coronado Center(2)	Albuquerque, NM	1,152,708	378,379	Barnes & Noble, Foley’s, JCPenney, Macy’s, Mervyn’s, Sears	—
Cottonwood Mall	Salt Lake City, UT	734,018	354,510	JCPenney, Meier & Frank	—
Cottonwood Square(2)	Salt Lake City, UT	77,079	77,079	—	1
Country Hills Plaza	Ogden, UT	140,097	140,097	McKay-Dee Hospital Center, Smith’s Food King	—
The Crossroads	Portage (Kalamazoo), MI	769,339	266,379	JCPenney, Marshall Field’s, Mervyn’s, Sears	—
Crossroads Center	St. Cloud, MN	897,330	291,650	JCPenney, Marshall Field’s, Scheel’s All Sports, Sears, Target	—
Cumberland Mall	Atlanta, GA	816,964	316,389	Macy’s, Sears	—
Division Crossing	Portland, OR	100,760	100,760	Rite Aid, Safeway	—
Eagle Ridge Mall	Lake Wales (Orlando), FL	646,730	251,275	Dillard’s, JCPenney, Recreation Station, Regal Cinemas, Sears	—
Eastridge Mall	Casper, WY	568,810	279,014	JCPenney, Macy’s, Sears, Target	—
Eden Prairie Center	Eden Prairie (Minneapolis), MN	988,788	309,207	AMC Theatres, Kohl’s, Sears, Target, Von Maur	—

		GLA

			Mall and		Anchor
Name of Center	Location(1)	Total	Freestanding	Anchors/Significant Tenants	Vacancies

Fallbrook Center	West Hills (Los Angeles), CA	904,125	269,126	DSW Shoe Warehouse, Home Depot, Kohl’s, Laemmle Theatres, Linens ’N Things, Mervyn’s, Ross Dress for Less, Sport Chalet, Target	—
Faneuil Hall Marketplace(2)	Boston, MA	203,313	203,313	N/A	N/A
Fashion Place(2)	Murray, UT	876,472	310,499	Dillard’s, Nordstrom, Sears	—
Fashion Show	Las Vegas, NV	1,896,194	536,303	Bloomingdale’s Home, Dillard’s, Macy’s, Neiman Marcus, Nordstrom, Robinsons-May, Saks Fifth Avenue	1
Foothills Mall	Fort Collins, CO	802,431	462,334	Foley’s, JCPenney, Mervyn’s, Sears	—
Fort Union(2)	Midvale (Salt Lake City), UT	32,968	32,968	N/A	N/A
Four Seasons Town Centre	Greensboro, NC	1,141,375	499,359	Belk, Dillard’s, JCPenney	—
Fox River Mall	Appleton, WI	1,219,006	530,369	Cost Plus World Market, David’s Bridal, DSW Shoe Warehouse, Factory Card Outlet, JCPenney, Linens ’N-Things, Marshall Field’s, Scheel’s All Sports, Sears
Fremont Plaza(2)	Las Vegas, NV	102,991	102,991	Sav-On Drugs	1
The Gallery at Harborplace(2)	Baltimore, MD	130,158	130,158	N/A	N/A
Gateway Crossing Shopping Center	Bountiful (Salt Lake City), UT	183,526	183,526	All A Dollar, Barnes & Noble, T.J. Maxx	—
Gateway Mall	Springfield, OR	725,764	342,558	24 Hour Fitness, Movies 12, Ross Dress for Less, Sears, Target, Kohl’s	1
Glenbrook Square	Fort Wayne, IN	1,213,456	436,586	JCPenney, L.S. Ayres, Sears	1
Governor’s Square(2)	Tallahassee, FL	1,023,031	331,426	Dillard’s, JCPenney, Macy’s, Sears	—
The Grand Canal Shoppes	Las Vegas, NV	509,443	509,443	N/A	N/A
Grand Teton Mall	Idaho Falls, ID	542,539	218,614	Dillard’s, JCPenney, Macy’s, Sears	—
Grand Teton Plaza	Idaho Falls, ID	93,274	93,274	Best Buy, Linens ’N Things, Petsmart, Ross Dress For Less	—
Grand Traverse Mall	Traverse City, MI	593,708	280,317	GKC Theaters, JCPenney, Marshall Field’s, Target	—
Greenwood Mall	Bowling Green, KY	851,381	422,328	Dillard’s, Famous Barr, JCPenney, Sears	—
Halsey Crossing(2)	Gresham (Portland), OR	99,438	99,438	Safeway	—
Harborplace(2)	Baltimore, MD	143,928	143,928	N/A	N/A
Hulen Mall	Fort Worth, TX	940,324	343,754	Dillard’s, Foley’s, Sears	—
Jordan Creek Town Center	West Des Moines, IA	1,345,111	803,412	Century Theatres, Dillard’s, Scheel’s All Sports, Younkers	—
Knollwood Mall	St. Louis Park (Minneapolis), MN	465,533	169,310	Cub Foods, Kohl’s, T.J. Maxx	1

		GLA

			Mall and		Anchor
Name of Center	Location(1)	Total	Freestanding	Anchors/Significant Tenants	Vacancies

Lakeside Mall	Sterling Heights, MI	1,505,619	483,021	JCPenney, Lord & Taylor, Marshall Field’s, Marshall Field’s Mens & Home, Sears	—
Lakeview Square	Battle Creek, MI	545,654	254,061	JCPenney, Marshall Field’s, Sears	—
Landmark Mall(2)	Alexandria (Washington, D.C.), VA	885,551	326,614	Hecht’s, Lord & Taylor, Sears	—
Lansing Mall(2)	Lansing, MI	834,025	442,855	JCPenney, Marshall Field’s, Mervyn’s, Younkers	—
Lincolnshire Commons	Lincolnshire (Chicago), IL	44,002	44,002	N/A	N/A
Lockport Mall	Lockport, NY	336,070	122,989	The Bon Ton	2
Lynnhaven Mall	Virginia Beach, VA	1,298,577	463,130	AMC Theatres, Dick’s Sporting Goods, Dillard’s, Hecht’s, JCPenney, Steve & Barry’s University Sportswear	1
The Maine Mall	South Portland, ME	1,018,867	345,933	Best Buy, Chuck E Cheese, Filene’s, Filene’s Home Store, JCPenney, Linens ’N Things, Macy’s, Sears, Sports Authority	—
Mall at Sierra Vista	Sierra Vista, AZ	342,262	110,992	Cinemark, Dillard’s, Sears	—
The Mall in Columbia	Columbia, MD	1,392,967	592,799	Hecht’s, JCPenney, Lord & Taylor, Nordstrom, Sears	—
Mall of Louisiana	Baton Rouge, LA	1,240,035	432,553	Foley’s, JCPenney, McRae’s, Sears	—
Mall of the Bluffs	Council Bluffs (Omaha, NE), IA	701,418	375,196	Dillard’s, Hy-Vee, JCPenney, Sears, Target	—
Mall St. Matthews	Louisville, KY	1,107,046	391,341	Dillard’s, Dillard’s Men’s & Home, JCPenney	1
Mall St. Vincent(2)	Shreveport, LA	538,506	190,506	Dillard’s, Sears	—
Market Place Shopping Center	Champaign, IL	1,045,487	509,741	Bergner’s, Famous Barr, JCPenney, Sears	—
Mayfair	Wauwatosa (Milwaukee), WI	1,112,283	492,899	AMC Theatres, Barnes & Noble, Boston Store, Marshall Field’s	—
Meadows Mall	Las Vegas, NV	956,479	319,626	Dillard’s, JCPenney, Macy’s, Sears	—
Metro Plaza	Baltimore, MD	95,108	95,108	N/A	N/A
Mondawmin Mall	Baltimore, MD	294,841	294,841	N/A	N/A
North Plains Mall	Clovis, NM	303,613	109,532	Beall’s, Dillard’s, JCPenney, Sears	—
North Star Mall	San Antonio, TX	1,257,095	430,270	Dillard’s, Foley’s, Macy’s, Mervyn’s, Saks Fifth Avenue	—
North Temple Shops	Salt Lake City, UT	10,078	10,078	N/A	N/A
North Town Mall	Spokane, WA	1,046,534	415,040	Bumpers, Inc., JCPenney, Macy’s, Mervyn’s, Regal Cinemas, Sears	1
Northgate Mall	Chattanooga, TN	822,656	357,336	JCPenney, Proffitt’s, Proffitt’s Home Store, Sears, T.J. Maxx	—

		GLA

			Mall and		Anchor
Name of Center	Location(1)	Total	Freestanding	Anchors/Significant Tenants	Vacancies

Northridge Fashion Center	Northridge (Los Angeles), CA	1,440,151	564,708	JCPenney, Macy’s, Pacific Theatres, Robinsons-May, Sears	—
Oak View Mall	Omaha, NE	865,829	261,569	Dillard’s, JCPenney, Sears, Younkers	—
Oakwood Center	Gretna, LA	944,659	346,312	Dillard’s, JCPenney, Mervyn’s, Sears	—
Oakwood Mall	Eau Claire, WI	821,518	336,442	JCPenney, Marshall Field’s, Scheel’s All Sports, Sears, Younkers	—
Oglethorpe Mall	Savannah, GA	946,334	366,186	Belk, JCPenney, Macy’s, Macy’s Junior Department, Sears, Stein Mart	—
Orem Plaza Center Street	Orem, UT	85,221	85,221	Chuck E Cheese	—
Orem Plaza State Street	Orem, UT	27,557	27,557	N/A	N/A
Oviedo Marketplace	Oviedo, FL	951,473	333,589	Dillard’s, Macy’s, Regal Cinemas, Sears	—
Owings Mills Mall	Owing Mills, MD	1,083,447	436,410	Hecht’s, JCPenney, Macy’s	1
Oxmoor Center	Louisville, KY	930,704	283,494	Dick’s Sporting Goods, Macy’s, Sears, Von Maur	—
Paramus Park	Paramus, NJ	769,856	310,799	Macy’s, Sears	—
Park City Center	Lancaster (Philadelphia), PA	1,375,762	512,573	The Bon Ton, Boscov’s, JCPenney, Kohl’s, Sears	—
Park Place	Tucson, AZ	1,047,177	392,440	Century Theatres, Dillard’s, Macy’s, Sears	—
Peachtree Mall	Columbus, GA	819,916	311,301	Dillard’s, JCPenney, Macy’s, Parisian	—
Pecanland Mall	Monroe, LA	944,992	329,556	Dillard’s, JCPenney, McRae’s, Mervyn’s, Sears	—
Piedmont Mall	Danville, VA	726,933	176,607	Belk, Belk Men’s, Boscov’s, JCPenney, Sears	—
Pierre Bossier Mall	Bossier City (Shreveport), LA	607,688	214,390	Dillard’s, JCPenney, Sears, Stage	1
Pine Ridge Mall(2)	Pocatello, ID	641,782	203,795	Dillard’s, JCPenney, Macy’s, Sears, ShopKo	—
The Pines	Pine Bluff, AR	631,758	262,049	Dillard’s, Holiday Inn Express, JCPenney, Sears	1
Pioneer Place(2)	Portland, OR	368,070	287,070	Saks Fifth Avenue	—
Plaza 800(2)	Sparks (Reno), NV	176,431	176,431	Albertson’s	1
Plaza 9400(2)	Sandy (Salt Lake City), UT	228,661	228,661	Albertson’s, Deseret Industries	1
Prince Kuhio Plaza(2)	Hilo, HI	506,321	273,699	Macy’s, Sears	1
Providence Place(2)	Providence, RI	1,275,818	638,229	Filene’s, National Amusements Cinema 16, Nordstrom, JCPenney	—
Provo Towne Centre(3)	Provo, UT	801,014	230,945	Cinemark, Dillard’s, JCPenney, Sears	—
Red Cliffs Mall	St. George, UT	385,610	108,553	Dillard’s, JCPenney, Sears	1
Red Cliffs Plaza	St George, UT	57,304	57,304	Gold’s Gym, Sears	—
Redlands Mall	Redlands, CA	173,997	78,938	Gottschalks	—

		GLA

			Mall and		Anchor
Name of Center	Location(1)	Total	Freestanding	Anchors/Significant Tenants	Vacancies

Regency Square Mall	Jacksonville, FL	1,445,681	529,175	Belk, Champs Sports/World Foot Locker, Dillard’s, JCPenney, Sears	1
Ridgedale Center	Minnetonka, MN	1,021,910	319,530	JCPenney, Marshall Field’s Men’s & Home, Marshall Field’s Women’s, Sears	—
Rio West Mall(2)(3)	Gallup, NM	514,856	333,723	Beall’s, JCPenney	1
River Falls Mall	Clarksville, IN	729,945	198,179	Bass Pro Shops Outdoor World, Toys R Us	2
River Hills Mall	Mankato, MN	696,888	256,694	Herberger’s, JCPenney, Scheel’s All Sports, Sears, Target	—
River Pointe Plaza	West Jordan (Salt Lake City), UT	224,252	224,252	Albertson’s, ShopKo	—
Riverlands Shopping Center	LaPlace (New Orleans), LA	184,093	184,093	Burke’s Outlet, Citi Trends, Stage	1
Riverside Plaza	Provo, UT	175,417	175,417	Big Lots, Macey’s, Rite Aid	—
Rivertown Crossings	Grandville (Grand Rapids), MI	1,270,942	421,884	Dick’s Sporting Goods, JCPenney, Kohl’s, Marshall Field’s, Old Navy, Rivertown Cinemas, Sears, Younkers	—
Riverwalk Marketplace(2)	New Orleans, LA	186,415	186,415	N/A	N/A
Rogue Valley Mall	Medford (Portland), OR	639,867	252,429	JCPenney, Linens ’N Things, Meier & Frank, Meier & Frank Home Store, Mervyn’s	—
Saint Louis Galleria	St. Louis, MO	1,160,740	471,060	Dillard’s, Famous Barr, Lord & Taylor	—
Salem Center(2)	Salem, OR	650,132	212,132	JCPenney, Meier & Frank, Mervyn’s, Nordstrom	—
The Shops at La Cantera(3)	San Antonio, TX	1,010,977	381,977	Dillard’s, Foley’s, Neiman Marcus, Nordstrom	—
Sikes Senter	Wichita Falls, TX	667,561	262,037	Dillard’s, JCPenney, Sears, Sikes Ten Theatres	—
Silver Lake Mall	Coeur d’ Alene, ID	326,709	110,345	JCPenney, Macy’s, Sears	1
Sooner Mall	Norman, OK	509,271	169,199	Dillard’s, JCPenney, Old Navy, Sears, Stein Mart	—
South Street Seaport(2)	New York, NY	285,012	285,012	N/A	N/A
Southlake Mall	Morrow (Atlanta), GA	1,015,515	275,263	JCPenney, Macy’s, Sears	1
Southland Center	Taylor, MI	875,681	292,644	JCPenney, Marshall Field’s, Mervyn’s	—
Southland Mall	Hayward, CA	1,259,938	519,674	JCPenney, Macy’s, Mervyn’s, Sears	—
Southshore Mall(2)	Aberdeen, WA	291,644	157,869	JCPenney, Sears	—
Southwest Plaza	Littleton (Denver), CO	1,313,065	675,888	Dillard’s, Foley’s, JCPenney, Sears	—
Spokane Valley Mall(3)	Spokane, WA	737,854	318,770	JCPenney, Macy’s, Regal ACT III, Sears	—
Spokane Valley Plaza(3)	Spokane, WA	132,048	132,048	Linens ’N Things, Old Navy, Sportsman’s Warehouse, T.J. Maxx	—

		GLA

			Mall and		Anchor
Name of Center	Location(1)	Total	Freestanding	Anchors/Significant Tenants	Vacancies

Spring Hill Mall	West Dundee (Chicago), IL	1,177,489	444,694	Carson Pirie Scott, JCPenney, Kohl’s, Marshall Field’s, Sears, Steve & Barry’s University Sportswear	—
Staten Island Mall	Staten Island, NY	1,282,205	611,116	Macy’s, Macy’s Home Store, Sears, JCPenney	—
Stonestown	San Francisco, CA	862,142	433,849	Macy’s, Nordstrom	—
The Streets at Southpoint	Durham, NC	1,327,165	580,244	Hecht’s, Hudson Belk, JCPenney, Nordstrom, Sears	—
Three Rivers Mall	Kelso, WA	430,111	236,878	JCPenney, Macy’s, Sears	1
Town East Mall	Mesquite (Dallas), TX	1,218,261	408,875	Dillard’s, Foley’s, JCPenney, Sears	—
Tucson Mall(2)	Tucson, AZ	1,302,740	444,476	Dillard’s, JCPenney, Macy’s, Mervyn’s, Robinsons-May, Sears	—
Twin Falls Crossing	Twin Falls, ID	37,680	37,680	Kalik Investors	—
University Crossing	Orem, UT	206,035	206,035	Barnes & Noble, CompUSA, Fred Meyer — Burlington Coat, OfficeMax, Pier 1 Imports	—
Valley Hills Mall	Hickory, NC	906,183	294,667	Belk, Dillard’s, JCPenney, Sears	—
Valley Plaza Mall	Bakersfield, CA	1,185,530	458,841	Gottschalks, JCPenney, Macy’s, Robinsons-May, Sears	—
Village of Cross Keys Retail	Baltimore, MD	73,982	73,982	N/A	N/A
Visalia Mall	Visalia, CA	440,978	183,978	Gottschalks, JCPenney	—
Ward Centers	Honolulu, HI	712,170	595,089	Borders Books & Music, Dave & Buster’s, Sports Authority	—
West Valley Mall	Tracy (San Francisco), CA	834,201	453,252	Gottschalks, JCPenney, Movies 14, Sears, Target	—
Westlake Center(2)	Seattle, WA	104,631	104,631	N/A	N/A
Westwood Mall	Jackson, MI	508,199	136,511	Elder-Beerman, JCPenney, Wal-Mart	—
White Marsh Mall	Baltimore, MD	1,151,331	366,736	Hecht’s, JCPenney, Macy’s, Sears	1
White Mountain Mall	Rock Springs, WY	329,713	175,253	Flaming Gorge Harley Davidson, Herberger’s, JCPenney, State of Wyoming	—
Willowbrook	Wayne, NJ	1,523,691	495,691	Bloomingdale’s, Lord & Taylor, Macy’s, Sears	—
Woodbridge Center	Woodbridge, NJ	1,634,126	549,091	Dick’s Sporting Goods, Fortunoff, JCPenney, Lord & Taylor, Macy’s, Sears	—
Woodlands Village	Flagstaff, AZ	91,810	91,810	—	—
Yellowstone Square	Idaho Falls, ID	222,017	222,017	Yellowstone Warehouse	1

		116,137,651	49,238,511

(1)	In certain cases, where a center’s location is part of a larger metropolitan area, the metropolitan area is identified in parenthesis.

(2)	A portion of the property is subject to ground lease.

(3)	Owned in a joint venture with independent, non-controlling minority investors.
Unconsolidated Retail Properties

			GLA

		Ownership		Mall and		Anchor
Name of Center	Location(1)	Interest	Total	Freestanding	Anchors/Significant Tenants	Vacancies

Alderwood Mall	Lynnwood (Seattle), WA	50%	1,272,449	501,898	JCPenney, Loews Cineplex, Macy’s, Nordstrom, Sears	—
Altamonte Mall	Altamonte Springs (Orlando), FL	50	1,148,557	470,009	Dillard’s, JCPenney, Macy’s, Sears	—
Arrowhead Towne Center	Glendale, AZ	16.7	1,129,857	345,320	AMC Theatres, Dillard’s, JCPenney, Mervyn’s, Robinsons- May, Sears	—
Bay City Mall	Bay City, MI	50	525,251	209,600	JCPenney, Sears, Target, Younkers	—
Brass Mill Center and Commons	Waterbury, CT	50	1,184,182	526,843	Burlington Coat Factory, Filene’s, JCPenney, Regal Cinemas, Sears, Steve & Barry’s University Sportswear	—
Bridgewater Commons	Bridgewater, NJ	35	880,787	344,898	AMC Theatres, Bloomingdale’s, Lord & Taylor, Macy’s	—
Carolina Place	Pineville (Charlotte), NC	50	1,102,008	328,506	Belk, Dillard’s, Hecht’s, JCPenney, Sears	—
Centerpointe Village Center	Summerlin, NV	50	144,635	144,635	Albertson’s, Sav-On Drug Store	—
Christiana Mall	Newark, DE	50	1,083,587	312,183	JCPenney, Lord & Taylor, Macy’s, Strawbridge’s	—
Chula Vista Center	Chula Vista (San Diego), CA	50	876,354	288,217	JCPenney, Macy’s, Mervyn’s, Sears, Ultrastar Theaters	—
Clackamas Town Center	Portland, OR	50	1,236,215	357,526	Barnes & Noble, Century Theatres, JCPenney, Meier & Frank, Meier & Frank Home Store, Nordstrom, Sears	—
Columbiana Centre	Columbia, SC	50	824,127	265,150	Belk, Dillard’s, Parisian, Sears	—
Deerbrook Mall	Humble (Houston), TX	50	1,206,160	365,608	AMC Theatres, Dillard’s, Foley’s, JCPenney, Mervyn’s, Sears	—
Eastridge Mall	San Jose, CA	51	1,252,836	505,575	AMC 15, JCPenney, Macy’s, Sears	—
First Colony Mall	Sugar Land (Houston), TX	50	1,017,355	398,307	Dillard’s, Foley’s, JCPenney, Mervyn’s	—
Florence Mall	Florence (Cincinnati, OH), KY	50	930,171	377,764	JCPenney, Macy’s, Macy’s Home Store, Sears	—
Galleria At Tyler(2)	Riverside, CA	50	1,060,163	438,455	JCPenney, Macy’s, Nordstrom, Robinsons-May	—
Glendale Galleria(2)	Glendale, CA	50	1,319,348	514,348	JCPenney, Macy’s, Mervyn’s, Nordstrom, Robinsons-May	—
Highland Mall(2)	Austin, TX	50	1,104,179	385,438	Dillard’s, Dillard’s Men’s, Foley’s, JCPenney	—
Kenwood Towne Centre(2)	Cincinnati, OH	50	1,134,733	533,141	Dillard’s, Macy’s, Parisian	—
Lake Mead & Buffalo Partners Village Center	Summerlin, NV	50	150,948	150,948	Hollywood Video, Wells Fargo Bank	—

			GLA

		Ownership		Mall and		Anchor
Name of Center	Location(1)	Interest	Total	Freestanding	Anchors/Significant Tenants	Vacancies

Lakeland Square Mall	Lakeland (Orlando), FL	50	898,502	288,464	Dillard’s, Dillard’s Men’s & Home, JCPenney, Macy’s, Sears	1
Mizner Park(2)	Boca Raton, FL	50	236,599	125,777	Mizner Park Cinema, Robb & Stucky	—
Montclair Plaza	Montclair (San Bernadino), CA	50	1,349,642	546,627	Circuit City, Ethan Allen, JCPenney, Linens ’N Things, Macy’s, Nordstrom, Robinsons- May, Sears	—
Moreno Valley Mall	Moreno Valley (Riverside), CA	50	1,092,062	322,871	Gottschalks, Harkins Theatre, JCPenney, Limited, Robinsons- May, Sears	—
Natick Mall	Natick (Boston), MA	50	1,154,026	427,364	Filene’s, Lord & Taylor, Macy’s, Sears	—
Neshaminy Mall	Bensalem, PA	25	1,019,629	325,037	AMC Theatres, Boscov’s, Sears, Strawbridge’s	—
Newgate Mall	Ogden (Salt Lake City), UT	50	725,947	253,813	Dillard’s, Gart Sports, Mervyn’s, Sears, Tinsel Town	—
NewPark Mall	Newark (San Francisco), CA	50	1,138,354	394,890	JCPenney, Macy’s, Mervyn’s, Sears, Target	—
North Point Mall	Alpharetta (Atlanta), GA	50	1,371,441	405,154	Dillard’s, JCPenney, Macy’s, Parisian, Sears	1
Northbrook Court	Northbrook (Chicago), IL	50	1,011,221	395,302	AMC Theatres, Lord & Taylor, Marshall Field’s, Neiman Marcus	—
Oakbrook Center	Oakbrook (Chicago), IL	50	2,119,809	834,829	Bloomingdale’s Home, Crate & Barrel, Lord & Taylor, Marshall Field’s, Neiman Marcus, Nordstrom, Sears	—
The Oaks Mall	Gainesville, FL	51	906,392	348,525	Belk, Dillard’s, JCPenney, Macy’s, Sears	—
The Parks at Arlington	Arlington (Dallas), TX	50	1,518,300	432,040	AMC Theatres, Circuit City, Dick’s Sporting Goods, Dillard’s, Foley’s, JCPenney, Mervyn’s, Sears, Steve & Barry’s University Sportswear	—
Park Meadows	Littleton, CO	35	1,630,538	607,538	Dillard’s, Foley’s, JCPenney, Nordstrom	1
Pembroke Lakes Mall	Pembroke Pines (Fort Lauderdale), FL	50	1,067,074	355,799	Dillard’s, Dillard’s Men’s & Home, JCPenney, Macy’s, Sears	—
Perimeter Mall	Atlanta, GA	50	1,561,219	507,945	Bloomingdale’s, Dillard’s, Macy’s, Nordstrom	—
Quail Springs Mall	Oklahoma City, OK	50	1,134,623	349,823	AMC Theatres, Dillard’s, Foley’s, JCPenney, Sears	—
Riverchase Galleria	Hoover (Birmingham), AL	50	1,562,460	513,553	Comp USA, JCPenney, Macy’s, Parisian, Proffitt’s, Sears	1
The Shoppes at Buckland Hills	Manchester, CT	50	978,117	429,944	Filene’s, Filene’s Home & Men’s Store, JCPenney, Sears	1
Shopping Center Iguatemi Bahia	Salvador, Bahia (Brazil)	35	685,310	426,846	Bompreco, C&A, Lojas Americanas, Cinema Multiplex, Playland, Riachuelo	—
Shopping Center Taboao da Serra	Taboao da Serra, Sao Paulo (Brazil)	35	418,660	188,172	Beshi, C&A, Carrefour, Lojas Americanas, Riachuelo, Telha Norte	—

			GLA

		Ownership		Mall and		Anchor
Name of Center	Location(1)	Interest	Total	Freestanding	Anchors/Significant Tenants	Vacancies

Silver City Galleria	Taunton (Boston), MA	50	1,039,278	412,102	Dick’s Sporting Goods, Filene’s, JCPenney, Sears, Silver City Cinemas, Steve & Barry’s University Sportswear	—
Steeplegate Mall	Concord, NH	50	481,041	224,694	The Bon Ton, JCPenney, Sears	—
Stonebriar Centre	Frisco (Dallas), TX	50	1,652,556	527,523	AMC Theatres, Barnes & Noble, Dave & Buster’s, Dick’s Sporting Goods, Foley’s, JCPenney, Macy’s, Nordstrom, Sears	—
Superstition Springs Center(2)	East Mesa (Phoenix), AZ	16.7	1,056,253	319,099	Dillards, JCPenney, JCPenney Home Store, Mervyn’s, Robinsons-May, Sears	—
Towson Town Center	Towson, MD	35	939,255	520,126	Hecht’s, Nordstrom, Nordstrom Rack	—
Trails Village Partners	Summerlin, NV	50	174,660	174,660	Longs Drug Store, Vons Grocery Store	—
Tysons Galleria	McLean (Washington, D.C.), VA	50	821,744	309,811	Macy’s, Neiman Marcus, Saks Fifth Avenue	—
Via Parque	Rio de Janeiro, Rio de Janeiro (Brazil)	50	564,032	241,271	Kalunga, Leaders, Lojas Americanas, Marisa, Cine Via Parque, Claro Hall, Magic Games, C&C Casa e Construcao	—
Village of Merrick Park(2)	Coral Gables, FL	40	742,914	412,914	Neiman Marcus, Nordstrom	—
Vista Ridge Mall	Lewisville (Dallas), TX	50	1,103,078	336,486	Cinemark, Dillard’s, Foley’s, JCPenney, Movies 12, Sears	—
Washington Park Mall	Bartlesville, OK	50	357,346	163,050	Dillard’s, JCPenney, Sears	—
Water Tower Place	Chicago, IL	52	712,798	285,755	Lord & Taylor, Marshall Field’s	—
West Oaks Mall	Ocoee (Orlando), FL	50	1,168,566	371,816	AMC Theatres, Dillard’s, JCPenney, McRae’s, Sears	1
Westroads Mall	Omaha, NE	51	1,138,923	314,863	Dick’s Sporting Goods, JCPenney, Tilt, Von Maur, Younkers	1
Whalers Village	Lahaina, HI	50	105,715	105,715	N/A	N/A
Willowbrook Mall	Houston, TX	50	1,511,885	405,301	Dillard’s, Foley’s, JCPenney, Sears	1
The Woodlands Mall	The Woodlands (Houston), TX	50	1,332,854	487,625	Dillard’s, Foley’s, Foley’s Children Store, JCPenney, Mervyn’s, Sears	—

			59,066,725	21,857,493

(1)	In certain cases, where a center’s location is part of a larger metropolitan area, the metropolitan area is identified in parenthesis.

(2)	A portion of the property is subject to ground lease.

Leasing
The following schedule shows scheduled lease expirations in our Retail Portfolio over the next five years.

	Consolidated*			Unconsolidated*

		Square	Rent per		Square	Rate per
	Base Rent	Footage	Square Foot	Base Rent	Footage	Square Foot

	(In thousands)			(In thousands)
2006	$103,983	3,448	$30.16	$29,594	881	$33.59
2007	99,456	3,241	30.69	24,988	722	34.61
2008	104,657	3,262	32.08	25,514	714	35.73
2009	112,595	2,958	38.06	23,908	560	42.69
2010	123,085	3,366	36.57	27,506	654	42.06

Total	$543,776	16,275	$33.41	$131,510	3,531	$37.24

*	Excludes Anchors, community centers and tenants paying overage rent in lieu of base minimum rent. Unconsolidated amounts reflected at our ownership share.
Combined occupancy for Consolidated Properties and Unconsolidated Properties as of December 31, 2005 was 92.5%.
Anchors
Anchors have traditionally been a major component of a regional shopping center. Anchors are frequently department stores whose merchandise appeals to a broad range of shoppers. Anchors generally either own their stores, the land under them and adjacent parking areas, or enter into long-term leases at rates that are generally lower than the rents charged to Mall Store tenants. The centers in the Retail Portfolio receive a smaller percentage of their operating income from Anchors than from Mall Stores. While the market share of many traditional department store Anchors has been declining, strong Anchors continue to play an important role in maintaining customer traffic and making the centers in the Retail Portfolio desirable locations for Mall Store tenants.

The following table indicates the parent company of certain Anchors and sets forth the number of stores and square feet owned or leased by each Anchor in the Retail Portfolio as of December 31, 2005.

	Consolidated		Unconsolidated		Total

	Total	Square Feet	Total	Square Feet	Total	Square Feet
	Stores	(000’s)	Stores	(000’s)	Stores	(000’s)

Federated Department Stores, Inc.(1)
Bloomingdale’s	1	260	2	373	3	633
Bloomingdale’s Home	1	100	1	92	2	192
David’s Bridal	1	10	—	—	1	10
Famous Barr	3	534	—	—	3	534
Filene’s	2	325	5	812	7	1,137
Filene’s Home & Men’s Store	—	—	1	103	1	103
Filene’s Home Store	1	41	—	—	1	41
Foley’s	12	1,893	12	2,288	24	4,181
Foley’s Children’s Store	—	—	1	17	1	17
Hecht’s	7	1,173	2	341	9	1,514
L.S. Ayres	1	242	—	—	1	242
Lord & Taylor	6	758	6	799	12	1,557
Macy’s	40	6,614	21	4,026	61	10,640
Macy’s Home Store	2	202	1	112	3	314
Marshall Field’s	14	2,135	5	945	19	3,080
Marshall Field’s Men’s & Home	2	239	—	—	2	239
Marshall Field’s Women’s	1	202	—	—	1	202
Meier & Frank	3	502	1	199	4	701
Meier & Frank Home Store	1	84	1	166	2	250
Robinsons-May	4	650	4	676	8	1,326
Strawbridge’s	—	—	2	426	2	426

Total Federated Department Stores, Inc.	102	15,964	65	11,375	167	27,339

Sears Holdings Corporation
Sears	94	13,260	34	5,416	128	18,676
Kmart	1	88	—	—	1	88

Total Sears Holdings Corporation	95	13,348	34	5,416	129	18,764

JCPenney Company, Inc.
JCPenney	93	10,565	36	5,017	129	15,582

Total JCPenney Company, Inc.	93	10,565	36	5,017	129	15,582

Dillard’s Inc.
Dillard’s	52	8,482	22	4,207	74	12,689
Dillard’s Men’s	—	—	1	80	1	80
Dillard’s Men’s & Home	2	257	2	157	4	414

Total Dillard’s Inc.	54	8,739	25	4,444	79	13,183

	Consolidated		Unconsolidated		Total

	Total	Square Feet	Total	Square Feet	Total	Square Feet
	Stores	(000’s)	Stores	(000’s)	Stores	(000’s)

Saks Holdings, Inc.
Bergner’s	1	154	—	—	1	154
Boston Store	1	211	—	—	1	211
Carson Pirie Scott	1	138	—	—	1	138
Herberger’s	3	187	—	—	3	187
Parisian	1	86	5	518	6	604
Saks Fifth Avenue	7	478	1	120	8	598
Younkers	8	940	2	244	10	1,184

Total Saks Holdings, Inc.	22	2,194	8	882	30	3,076

MDS Texas Realty I (d.b.a. Mervyn’s)(2)	20	1,645	8	674	28	2,319

Nordstrom, Inc.
Nordstrom	8	1,255	12	2,046	20	3,301

Total Nordstrom, Inc.	8	1,255	12	2,046	20	3,301

Belk, Inc.
Belk	5	848	3	454	8	1,302
Belk Men’s	1	34	—	—	1	34
Hudson Belk	1	180	—	—	1	180
McRae’s	4	410	1	213	5	623
Proffitt’s	1	90	1	230	2	320
Proffitt’s Home Store	1	23	—	—	1	23

Total Belk, Inc.	13	1,585	5	897	18	2,482

Target Corporation
Target	14	1,543	2	300	16	1,843

Total Target Corporation	14	1,543	2	300	16	1,843

Others	107	7,255	46	3,558	153	10,814

Grand Total	528	64,093	241	34,609	769	98,703

(1)	In August 2005, Federated Department Stores, Inc. completed its merger with May Department Stores Company. In July and October, Federated announced planned store closings which included 15 of our Anchor stores. We may purchase some of these stores.

(2)	In 2006, we acquired six Mervyn’s anchor locations for an aggregate purchase price of approximately $76 million.
Non-Retail Properties
See Item 1 “Narrative Description of Business” for information regarding our other properties (office, industrial and mixed-use buildings) and our Master Planned Communities segment.

Item 3.	Legal Proceedings
Neither the Company nor any of the Unconsolidated Real Estate Affiliates is currently involved in any material pending legal proceedings nor, to our knowledge, is any material legal proceeding currently threatened against the Company or any of the Unconsolidated Real Estate Affiliates.

Item 4.	Submission of Matters to a Vote of Security Holders
No matters were submitted to a vote of General Growth’s stockholders during the fourth quarter of 2005.
PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
General Growth’s common stock is listed on the New York Stock Exchange (“NYSE”) and trades under the symbol “GGP.” As of March 24, 2006, 241,005,634 outstanding shares of our common stock were held by 2,496 stockholders of record. The closing price per share of our common stock on the NYSE on March 24, 2006, was $49.64 per share.
On November 20, 2003, our stockholders approved a three-for-one stock split which was effective on the same date. All share and per share information is presented on a post-split basis.
Reference is made to Item 12 for information regarding shares of our common stock that may be issued under our equity compensation plans as of December 31, 2005.
The following table summarizes the quarterly high and low sales prices per share of our common stock as reported by the NYSE.

	Stock Price

Quarter Ended	High	Low

2005
December 31	$48.27	$39.60
September 30	47.48	40.82
June 30	42.08	33.40
March 31	37.75	31.38
2004
December 31	$36.90	$30.90
September 30	32.12	28.41
June 30	35.30	24.31
March 31	35.15	27.25
2003
December 31	$28.03	$23.91
September 30	24.03	20.77
June 30	21.06	17.83
March 31	18.40	15.90

The following table summarizes quarterly distributions per share of our common stock.

Declaration Date	Record Date	Payment Date	Amount

January 6, 2006	January 17, 2006	January 31, 2006	$.41
October 6, 2005	October 18, 2005	October 31, 2005	.41
July 5, 2005	July 15, 2005	July 29, 2005	.36
April 4, 2005	April 15, 2005	April 29, 2005	.36
January 7, 2005	January 17, 2005	January 31, 2005	.36
August 20, 2004	October 15, 2004	October 29, 2004	.36
July 2, 2004	July 15, 2004	July 30, 2004	.30
April 5, 2004	April 15, 2004	April 30, 2004	.30
January 5, 2004	January 15, 2004	January 30, 2004	.30
October 1, 2003	October 15, 2003	October 31, 2003	.30
June 9, 2003	July 7, 2003	July 31, 2003	.24
March 14, 2003	April 3, 2003	April 30, 2003	.24
On August 3, 2005, we announced that our Board of Directors authorized, effective immediately, a $200 million per fiscal year common stock repurchase program. Stock repurchases under this program are made through open market or privately negotiated transactions through 2009, unless the program is earlier terminated. The repurchase program gives us the ability to acquire some or all of the shares of common stock to be issued upon the exercise of certain employee stock options and pursuant to the CSA. There were no repurchases under this program during the quarter ended December 31, 2005.
See Note 12 for information regarding exchanges of Common Units for common stock.

Item 6. Selected Financial Data
The following table sets forth selected financial data which is derived from, and should be read in conjunction with, the Consolidated Financial Statements and the related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report.
Results for prior periods have been restated to reflect the reclassification of disposed properties in 2005 to discontinued operations (Note 4).

	2005	2004	2003	2002	2001

	(In thousands, except per share amounts)
Operating Data
Revenues	$3,073,416	$1,799,881	$1,262,791	$973,440	$799,365
Depreciation and amortization	(672,914)	(364,854)	(230,195)	(179,036)	(144,863)
Other operating expenses	(1,342,161)	(693,735)	(484,196)	(366,806)	(293,565)
Interest expense, net	(1,020,825)	(468,958)	(276,235)	(215,340)	(220,402)
Provision for income taxes	(50,646)	(2,383)	(98)	(119)	(160)
Income allocated to minority interests	(43,989)	(105,274)	(110,984)	(86,213)	(40,288)
Equity in income of unconsolidated affiliates	120,986	88,191	94,480	80,825	60,195
Network discontinuance costs	—	—	—	—	(66,000)

Income from continuing operations	63,867	252,868	255,563	206,751	94,282
Income from discontinued operations, net	11,686	14,984	7,848	2,507	1,362

Income before cumulative effect of accounting change	75,553	267,852	263,411	209,258	95,644
Cumulative effect of accounting change	—	—	—	—	(3,334)

Net income	75,553	267,852	263,411	209,258	92,310
Convertible preferred stock dividends	—	—	(13,030)	(24,467)	(24,467)

Net income available to common stockholders	$75,553	$267,852	$250,381	$184,791	$67,843

Basic earnings per share:
Continuing operations	$0.27	$1.15	$1.21	$0.98	$0.44
Discontinued operations	0.05	0.07	0.04	0.01	0.01
Cumulative effect of accounting change	—	—	—	—	(0.02)

	$0.32	$1.22	$1.25	$0.99	$0.43

Diluted earnings per share:
Continuing operations	$0.27	$1.15	$1.19	$0.97	$0.44
Discontinued operations	0.05	0.06	0.03	0.01	0.01
Cumulative effect of accounting change	—	—	—	—	(0.02)

	$0.32	$1.21	$1.22	$0.98	$0.43

Distributions declared per share	$1.49	$1.26	$0.78	$0.92	$0.80

	2005	2004	2003	2002	2001

	(In thousands, except per share amounts)
Balance Sheet Data
Investment in real estate assets — cost	$25,401,633	$25,254,333	$10,307,961	$7,724,515	$5,707,967
Total assets	25,307,019	25,718,625	9,582,897	7,280,822	5,646,807
Total debt	20,418,875	20,310,947	6,649,490	4,592,311	3,398,207
Preferred minority interests	205,944	403,161	495,211	468,201	175,000
Common minority interests	430,292	551,282	408,613	377,746	380,359
Convertible preferred stock	—	—	—	337,500	337,500
Stockholders’ equity	1,932,918	2,143,150	1,670,409	1,196,525	1,183,386
Cash Flow Data
Operating activities	$841,978	$719,376	$585,735	$460,495	$207,125
Investing activities	(159,565)	(9,021,509)	(1,753,426)	(949,411)	(367,366)
Financing activities	(619,203)	8,331,037	1,124,728	381,801	293,767
Funds From Operations(1)
Operating Partnership	$896,005	$766,164	$618,561	$485,304	$296,777
Less: Allocation to Operating Partnership unitholders	(166,003)	(154,347)	(138,568)	(116,170)	(80,215)

General Growth stockholders	$730,002	$611,817	$479,993	$369,134	$216,562

(1)	Funds From Operations (“FFO” as defined below) does not represent cash flow from operations as defined by Generally Accepted Accounting Principles (“GAAP”).
Funds From Operations
Consistent with real estate industry and investment community practices, we use Funds From Operations (“FFO”) as a supplemental measure of our operating performance. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains or losses from cumulative effects of accounting changes, extraordinary items and sales of operating rental properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.
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
In order to provide a better understanding of the relationship between FFO and net income available to common stockholders, a reconciliation of FFO to net income available to common stockholders has been provided. FFO does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to GAAP net income and is not necessarily indicative of cash available to fund all cash requirements.

Reconciliation of FFO to Net Income Available to Common Stockholders

	2005	2004	2003	2002	2001

	(In thousands)
FFO:
General Growth stockholders	$730,002	$611,817	$479,993	$369,134	$216,562
Operating Partnership unitholders	166,003	154,347	138,568	116,170	80,215

Operating Partnership	896,005	766,164	618,561	485,304	296,777
Depreciation and amortization of capitalized real estate costs	(799,337)	(440,108)	(299,711)	(241,393)	(200,123)
FFO of discontinued operations	(13,548)	(6,235)	(6,299)	(4,263)	(2,215)
Allocations to Operating Partnership unitholders	(19,253)	(66,953)	(56,988)	(32,897)	(157)

Income from continuing operations	63,867	252,868	255,563	206,751	94,282
Income from discontinued operations, net of minority interest	11,686	14,984	7,848	2,507	1,362

Income before cumulative effect of accounting change and convertible preferred stock dividends	75,553	267,852	263,411	209,258	95,644
Cumulative effect of accounting change	—	—	—	—	(3,334)
Convertible preferred stock dividends	—	—	(13,030)	(24,467)	(24,467)

Net income available to common stockholders	$75,553	$267,852	$250,381	$184,791	$67,843

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
All references to numbered Notes are to specific footnotes to our Consolidated Financial Statements included in this Annual Report and which descriptions are incorporated into the applicable response by reference. The following discussion should be read in conjunction with such Consolidated Financial Statements and related Notes. Capitalized terms used, but not defined, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) have the same meanings as in such Notes. See also the Glossary at the end of this Item 7 for definitions of selected terms used in this Annual Report.
Overview — Retail and Other Segment
Our primary business is acquiring, owning, managing, leasing and developing retail and office rental property. As of December 31, 2005, we had ownership interest in or management responsibility for a portfolio of over 200 regional shopping malls in 44 states. We provide on-site management and other services to substantially all of our properties, including properties which we own through joint venture arrangements and which are unconsolidated for GAAP purposes. Our management operating philosophies and strategies are generally the same whether the properties are consolidated or unconsolidated. As a result, we believe that financial information and operating statistics with respect to all properties, both consolidated and unconsolidated, provide important insights into our operating results. Collectively, we refer to our Consolidated and Unconsolidated Properties as our “Company Portfolio” and the retail portion of the Company Portfolio as the “Retail Company Portfolio.”
Prior year acquisitions were the most significant factor affecting our cash flows and real estate net operating income in 2005, 2004 and 2003. Acquisitions have included single centers, privately held portfolios and public-to-public purchases such as the $14 billion TRC Merger in November 2004. Acquisitions in 2005, however, were not significant and consisted primarily of interests in joint ventures which are developing retail centers.

We seek to increase cash flow and real estate net operating income of our retail and office rental properties through proactive property management and leasing (including tenant remerchandising), operating cost reductions, physical expansions, redevelopments and capital reinvestment. Some of the actions that we take to increase productivity include changing the tenant mix, adding vendor carts or kiosks and full expansions or renovations of centers.
We believe that the most significant operating factor affecting incremental cash flow and real estate net operating income is increased rents (either base rental revenue or overage rents) earned from tenants at our properties. These rental revenue increases are primarily achieved by:

•	Renewing expiring leases and re-leasing existing space at rates higher than expiring or existing rates. The average annual new/renewal lease rate for our Consolidated Retail Properties for 2005 was $37.72 per square foot which was $4.43 per square foot higher than the average annualized in place rent per square foot, as detailed in the table immediately below.

•	Increasing occupancy at the properties so that more space is generating rent. The occupancy percentage at properties which are not under redevelopment in our Retail Company Portfolio was 92.5 percent at December 31, 2005, compared to 92.1 percent at December 31, 2004.

•	Increased tenant sales in which we participate through overage rents. In 2005, tenant sales per square foot in our Retail Company Portfolio increased 6.4 percent over 2004 to $437 per square foot.
The following table summarizes selected operating statistics as of December 31, 2005.

	Consolidated	Unconsolidated	Retail
	Retail	Retail	Company
	Properties	Properties	Portfolio

Operating Statistics(a)
Occupancy	92.1%	93.5%	92.5%
Trailing 12 month total tenant sales per sq. ft.(b)	$428	$455	$437
% change in total sales(b)	5.9%	7.2%	6.4%
% change in comparable sales(b)	3.3	3.9	3.5
Mall and freestanding GLA excluding space under redevelopment (in sq. ft.)	40,354,823	19,176,851	59,531,674
Certain Financial Information
Average annualized in place rent per sq. ft.	$33.29	$36.25
Average rent per sq. ft. for new/renewal leases	37.72	40.48
Average rent per sq. ft. for leases expiring in 2005	29.63	32.31

(a)	Excludes properties currently being redeveloped and/or remerchandised and miscellaneous (non-mall) properties.

(b)	Due to tenant sales reporting timelines, data presented is as of November.
The expansion and renovation of a property may also result in increased cash flows and operating income as a result of increased customer traffic, trade area penetration and improved competitive position of the property. As of December 31, 2005, we had 22 major approved redevelopment projects underway (each with budgeted projected expenditures, at our ownership share, in excess of $10 million).
We also develop retail centers from the ground-up. In September 2005, we opened the Shops at La Cantera in San Antonio, Texas. This open air center is anchored by Neiman Marcus, Nordstrom, Dillard’s and Foley’s. In August 2004, we completed the ground-up development of Jordan Creek Town Center in West Des Moines, Iowa, a 1.9 million square foot enclosed regional shopping mall with four anchor stores, a hotel and an amphitheater.

We have six retail center development projects currently under construction, all of which are scheduled to open in late 2006 or 2007:

•	Lincolnshire Commons in Lincolnshire (Chicago), Illinois

•	Otay Ranch Town Center in Chula Vista (San Diego), California

•	Gateway Overlook in Benson, Maryland

•	Natick West in Natick, Massachusetts

•	The Shops at Fallen Timbers, Maumee (Toledo), Ohio

•	Pinnacle Hills Promenade in Rogers, Arkansas
In addition, we have agreed to acquire the new retail development at The Palazzo in Las Vegas, Nevada, upon opening. This is currently expected in late 2007, at an estimated acquisition cost of $600 million. We also have 11 other potential new retail or mixed-use developments that are projected to open in 2006 through 2009.
Total projected expenditures (including our share of the Unconsolidated Real Estate Affiliates) for the 22 redevelopment projects and the six new retail center development projects were approximately $2.0 billion as of December 31, 2005. Such development and redevelopment expenditures, together with expenditures for the 11 other potential new retail or mixed-use developments are expected to result in approximately $450 to $800 million of expenditures per year for the years 2006 to 2009.
Overview — Master Planned Communities Segment
Our Master Planned Communities segment includes the development and sale of residential and commercial land, primarily in large-scale projects in and around Columbia, Maryland; Houston, Texas and Summerlin, Nevada. We develop land and sell finished and undeveloped land in such communities to builders and other developers for residential, commercial and other uses. Our Master Planned Communities segment reported NOI of $95.7 million in 2005. Land sale activity at our newest project, the Bridgelands in Houston, Texas, began in 2006.
Overview — Other
We believe changes in interest rates are the most significant external factor affecting our cash flows and net income. As detailed in our discussion of economic conditions and market risk (Item 7A), interest rates have risen in recent months and could continue to rise in future months, which could adversely impact our future cash flow and net income.
During 2005, we obtained approximately $3.9 billion of consolidated debt through new financings and refinancings. Our share of debt issued by our Unconsolidated Real Estate Affiliates totaled approximately $840 million during the same period. Proceeds from the issuances were used, in part, to repay $2.7 billion of variable-rate debt.
Two of our operating retail properties (Oakwood Center in Gretna, Louisiana and Riverwalk, located near the convention center in downtown New Orleans) were closed in September 2005, when a hurricane struck the area. Although property damage in the New Orleans area was generally due to hurricane effects, the damage to Oakwood Center and Riverwalk was from arson and vandalism. Riverwalk partially re-opened on November 21, 2005 at a substantially reduced occupancy level. The Sears store at Oakwood Center is operating at a reduced level. Two other anchor stores at Oakwood Center are expected to re-open in 2006 and following repair and restoration, the remainder of the property is expected to open on or before Fall 2007. We have comprehensive insurance coverage for both property damage and business interruption. The restoration effort at the properties is expected to include replacing portions of the building, landscaping and furnishings. The net book value of the property damage is currently estimated to be approximately $53 million; however, we are still assessing the damage estimates and the actual net book value write-off could vary from this estimate. Changes to these estimates will be recorded in the periods in which they are determined. As of December 31, 2005, we have recorded a net fixed asset write-off and a corresponding insurance claim recovery receivable for this net book value amount because we believe that it is probable that the insurance recovery, net of deductibles on a replacement cost basis, will exceed these amounts. While we expect the insurance proceeds will be sufficient to cover most of the replacement cost of the restoration of the properties and certain business interruption amounts, certain deductibles, limitations and exclusions are expected to apply with respect to both current and future matters. No determination has been made as to the total amount or timing of those insurance payments. As of December 31, 2005, $5 million in insurance proceeds related to the Oakwood property has been received, which has been offset against this insurance recovery receivable. In January 2006, we received an additional $5 million in insurance proceeds with respect to Oakwood and $2.5 million in insurance proceeds related to Riverwalk. As only a portion of the repairs have taken place as of December 31, 2005, substantially all of the remaining $63.4 million receivable recorded represents the recovery of the net book value of fixed assets written off. The cost recoveries have been recorded on the expense line item to which they relate, and therefore there is no significant impact to any line item or our overall results. However, included in property operating expenses in 2005 are approximately $1 million of costs which, when fully expended, are not expected to be recoverable from insurance proceeds due to insurance policy deductibles.
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
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, provision for income taxes, recoverable amounts of receivables, deferred taxes, initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions and cost ratios and completion percentages used for land sales. Actual results could differ from those estimates.
Critical Accounting Policies
Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. Our critical accounting policies are those applicable to the following:
Initial valuations and estimated useful lives or amortization periods for property and intangibles. When we acquire a property, we make an initial assessment of the initial valuation and composition of the assets acquired and liabilities assumed. These assessments consider fair values of the respective assets and liabilities and are primarily determined based on estimated future cash flows using appropriate discount and capitalization rates, but may also be based on independent appraisals or other market data. The estimated future cash flows that are used for this analysis reflect the historical operations of the property, known trends and changes expected in current market and economic conditions which would impact the property’s operations, and our plans for such property. These estimates are particularly important as they are used for the allocation of purchase price between depreciable and non-depreciable real estate and other identifiable intangibles including above, below and at-market leases. As a result, the impact of these estimates on our operations could be substantial.

Significant differences in annual depreciation or amortization expense may result from the differing amortization periods related to such purchased assets and liabilities. For example, the TRC Merger increased land by $1.3 billion, buildings and equipment by $8.2 billion, investment land and land held for development and sale by $1.7 billion and other tenant-related intangibles and liabilities, net, by approximately $300 million. Buildings are depreciated over 40-45 years, equipment is depreciated over 5-15 years and purchased intangibles are amortized over the related remaining lease life which is, generally, 5 years. Land and investment land and land held for development and sale are not depreciated, however, the carrying value of such land will affect the gain/ loss recognized on the sale of such land. Therefore, the majority of the acquisition cost of $14 billion is reflected over time in increased depreciation and amortization charges.
Events or changes in circumstances concerning a property may occur which could indicate that the carrying values or amortization periods of the assets and liabilities may require adjustment. The resulting recovery analysis also depends on an analysis of future cash flows to be generated from a property’s assets and liabilities. Changes in our overall plans (for example, the extent and nature of a proposed redevelopment of a property) and our views on current market and economic conditions may have a significant impact on the resulting estimated future cash flows of a property that are analyzed for these purposes.
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
Capitalization of development and leasing costs. We capitalize the costs of development and leasing activities of our properties. These costs are incurred both at the property location and at the regional and corporate office level. The amount of capitalization depends, in part, on the identification and justifiable allocation of certain activities to specific projects and leases. Differences in methodologies of cost identification and documentation, as well as differing assumptions as to the time incurred on projects, can yield significant differences in the amounts capitalized and, as a result, the amount of depreciation recognized.
Revenue recognition and related matters. Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates and accretion related to above and below-market tenant leases on acquired properties. Straight-line rents receivable represents the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases. Overage rents are recognized on an accrual basis once tenant sales exceed contractual tenant lease thresholds. Recoveries from tenants are established in the leases or computed based upon a formula related to real estate taxes, insurance and other shopping center operating expenses and are generally recognized as revenues in the period the related costs are incurred. Revenues from land sales are recognized using the full accrual method provided that various criteria relating to the terms of the transactions and our subsequent involvement with the land sold are met. Revenues relating to transactions that do not meet the established criteria are deferred and recognized when the criteria are met or using the installment or cost recovery methods, as appropriate in the circumstances. For land sale transactions in which we are required to perform additional services and incur significant costs after title has passed, revenues and cost of sales are recognized on a percentage of completion basis.

Cost of land sales is determined as a specified percentage of land sales revenues recognized for each community development project. The cost ratios used are based on actual costs incurred and estimates of development costs and sales revenues to completion of each project. The ratios are reviewed regularly and revised for changes in sales and cost estimates or development plans. Significant changes in these estimates or development plans, whether due to changes in market conditions or other factors, could result in changes to the cost ratio used for a specific project. The increase in the basis of the land due to purchase price accounting adjustments has resulted in a significant increase in the cost ratios of our projects. The specific identification method is used to determine cost of sales for certain parcels of land, including acquired parcels we do not intend to develop or for which development is complete at the date of acquisition.
Acquisitions
Acquisitions were as follows:

		Gross
		Purchase		New or
	Acquisition Date	Price		Assumed Debt(1)

		(In millions)
2005
20% ownership interest in Shopping Leblon (under development) (through Cencom, S.A. (Brazil))	August 3	$13.4		—
50% ownership interest in Pinnacle Hills Promenade, a development in progress, (through Rogers Retail L.L.C.)	September 30	18.5		—
50% interest in Circle T Power Center, a development in progress, (through 170 Retail Associates, LTD)	October 31	14.8		—
50% interest in Whalers Village (through GGP/ Teachers)	November 1	85.0		$67.5

		$131.7		$67.5

2004
50% ownership interest in Burlington Town Center	January 7	$10.25		—
Redlands Mall	January 16	14.25		—
The remaining 50% ownership interest in Town East Mall	March 1	44.5		—
Four Seasons Town Centre	March 5	161.0		$134.4
33 1/3 % ownership interest in GGP/ Sambil Costa Rica	April 30	9.7	(1)	—
50% ownership interest in Riverchase Galleria	May 11	166.0		100.0
Mall of Louisiana	May 12	265.0		185.0
The Grand Canal Shoppes	May 17	766.0		766.0
50% ownership interest in GGP/ NIG Brazil	July 30	7.0	(2)	—
Stonestown Galleria	August 13	312.0		220.0
The Rouse Company	November 12	14,327.5	(3)	5,137.8

		$16,083.2		$6,543.2

		Gross
		Purchase	New or
	Acquisition Date	Price	Assumed Debt(1)

		(In millions)
2003
Peachtree Mall	April 30	$87.6	$53.0
Saint Louis Galleria	June 11	235.0	176.0
Coronado Center	June 11	175.0	131.0
The remaining 49% ownership interest in GGP Ivanhoe III	July 1	459.0	268.0
Lynnhaven Mall	August 27	256.5	180.0
Sikes Senter	October 14	61.0	41.5
The Maine Mall	October 29	270.0	202.5
Glenbrook Square	October 31	219.0	164.3
Foothills Mall	December 5	100.5	45.7
Chico Mall	December 23	62.4	30.6
Rogue Valley Mall	December 23	57.5	28.0

		$1,983.5	$1,320.6

(1)	Additional funding, including for those acquisitions for which a specific and separate loan was not obtained, was paid from cash on hand or proceeds from borrowings under our credit facilities.

(2)	Total commitment of approximately $32.0 million, all of which has been funded at December 31, 2005.

(3)	Excludes approximately $130 million of purchase price adjustments which were recorded in 2005.
Results of Operations
General:
Our revenues are primarily received from tenants in the form of fixed minimum rents, overage rents and recoveries of operating expenses. Our consolidated results of operations are also impacted by acquisitions. For additional information regarding our acquisitions, see the tables above and Note 3.
We provide on-site management and other services to substantially all of our properties, including properties which we own through joint venture arrangements and which are unconsolidated for GAAP purposes. Our management operating philosophies and strategies are generally the same whether the properties are consolidated or unconsolidated. As a result, we believe that financial information and operating statistics with respect to all properties, both consolidated and unconsolidated, provide important insights into our operating results. As a result, we have presented the following discussion of our results of operations under the proportionate share method. Under the proportionate share method, our share of the revenues and expenses of the Unconsolidated Properties are combined with the revenues and expenses of the Consolidated Properties. See Note 16 for additional information including reconciliations of our segment basis results to GAAP basis results.

Retail and Other Segment
Acquisitions were the main reason for the increases in property revenues and expenses, on both a segment basis as detailed below and on a GAAP basis as reported in our Consolidated Statements of Income and Comprehensive Income:

	2005	2004	$ Increase	% Increase

		(In thousands)
Property revenues:
Minimum rents	$2,064,127	$1,351,907	$712,220	52.7%
Tenant recoveries	936,029	607,811	328,218	54.0
Overage rents	83,713	65,065	18,648	28.7
Other	178,257	86,380	91,877	106.4

Total property revenues	3,262,126	2,111,163	1,150,963	54.5

Property operating expenses:
Real estate taxes	261,331	167,660	93,671	55.9
Repairs and maintenance	238,605	156,401	82,204	52.6
Marketing	78,227	61,571	16,656	27.1
Other property operating costs	510,542	282,498	228,044	80.7
Provision for doubtful accounts	18,725	13,141	5,584	42.5

Total property operating expenses	1,107,430	681,271	426,159	62.6

Real estate property net operating income	$2,154,696	$1,429,892	$724,804	50.7%

Minimum rents increased $670 million as a result of acquisitions and $42 million largely as a result of Jordan Creek Town Center which opened in August 2004 and Ala Moana Center which was recently redeveloped. Minimum rents also include the net effect of above and below-market lease rent accretion pursuant to SFAS 141 and 142 of $41.8 million in 2005 and $34.5 million in 2004.
Tenant recoveries and overage rents increased primarily as a result of acquisitions.
Substantially all of the increases in real estate taxes, repairs and maintenance, marketing, other property operating costs and provision for doubtful accounts were attributable to acquisitions.

	2004	2003	$ Increase	% Increase

	(In thousands)
Property revenues:
Minimum rents	$1,351,907	$1,061,772	$290,135	27.3%
Tenant recoveries	607,811	472,471	135,340	28.6
Overage rents	65,065	43,552	21,513	49.4
Other	86,380	49,456	36,924	74.7

Total property revenues	2,111,163	1,627,251	483,912	29.7

Property operating expenses:
Real estate taxes	167,660	128,332	39,328	30.6
Repairs and maintenance	156,401	115,149	41,252	35.8
Marketing	61,571	49,934	11,637	23.3
Other property operating costs	282,498	214,181	68,317	31.9
Provision for doubtful accounts	13,141	8,705	4,436	51.0

Total property operating expenses	681,271	516,301	164,970	32.0

Real estate property net operating income	$1,429,892	$1,110,950	$318,942	28.7%

Minimum rents, tenant recoveries and other property revenues increased primarily as a result of acquisitions. Minimum rents also include the net effect of above and below-market lease rent accretion pursuant to SFAS 141 and 142 of $34.5 million in 2004 and $23.5 million in 2003.
Overage rents increased $17.0 million as a result of acquisitions and $4.5 million as a result of higher tenant sales, especially at Ala Moana Center.
Other property costs increased $78.9 million as a result of acquisitions and decreased $10.6 million as a result of lower operating costs at substantially all properties.
Real estate taxes, repairs and maintenance, marketing, and provision for doubtful accounts increased primarily due to acquisitions.
Real estate taxes, repairs and maintenance and other property operating expenses are generally recoverable from tenants and the increases in these expenses are generally consistent with the increase in tenant recovery revenues.
Master Planned Communities Segment
Land sale revenues totaled $468.3 million in 2005 and $105.8 million in 2004. Land sales operations expenses totaled $372.6 million in 2005 and $103.3 million in 2004. The Master Planned Communities are comprised of residential and commercial land, primarily in large-scale projects, which were acquired in the TRC Merger in November 2004. As a result, revenues and expenses in 2004 reflect operations for the six weeks following the acquisition only.
Certain Significant Consolidated Revenues and Expenses

	2005	2004	$ Increase	% Increase

		(In thousands)
Tenant rents	$2,494,851	$1,585,087	$909,764	57.4%
Land sales	385,205	68,643	316,562	461.2
Property operating expenses	868,894	517,869	351,025	67.8
Land sales operations	311,815	66,100	245,715	371.7
Management and other fees	91,734	82,896	8,838	10.7
Property management and other costs	148,399	100,267	48,132	48.0
Depreciation and amortization	672,914	364,854	308,060	84.4
Interest expense	1,031,241	472,185	559,056	118.4
Provision for income taxes	50,646	2,383	48,263	2,025.3
Substantially all of the increases in tenant rents (which includes minimum rents, tenant recoveries and overage rents), land sales, property operating expenses and land sales operations was attributable to acquisitions.
The increase in management and other fees for 2005, as a result of acquisitions, was offset by the loss of fees resulting from our acquisition of the remaining 50% interest in Town East Mall in March 2004. As Town East Mall is now wholly-owned and consolidated in our results of operations, we no longer receive management or other fees from this property.
Property management and other costs and depreciation and amortization increased in 2005 as compared to 2004 primarily as a result of acquisitions. Because acquisitions are initially recorded at fair value, the depreciable basis and the corresponding depreciation expense for recent acquisitions are generally higher than for properties that we have owned for a longer period of time.
Interest expense increased $496.5 million in 2005 as compared to 2004 as a result of increased debt associated with acquisitions and $62.6 million as a result of higher debt levels primarily as a result of redevelopments, working capital requirements and higher average interest rates during the current year. These increases were partially offset by lower debt extinguishment costs in 2005 as a result of deferred finance cost write-offs in 2004 resulting from TRC Merger funding. The weighted average interest rate on our outstanding debt was 5.64% at December 31, 2005 compared to approximately 5.16% at December 31, 2004. Amortization of purchase accounting adjustments, which increased the fair value of our debt acquired in the TRC Merger, decreased interest expense by approximately $51 million in 2005 and $1 million in 2004. See Liquidity and Capital Resources for information regarding 2006 financing activity and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for additional information regarding the potential impact of future interest rate increases.
The increase in the provision for income taxes for 2005 primarily relates to operations acquired in the TRC Merger, including the Master Planned Communities segment, which are conducted by various taxable entities.

			$ Increase	% Increase
	2004	2003	(Decrease)	(Decrease)

	(In thousands)
Tenant rents	$1,585,087	$1,142,385	442,702	38.8%
Land sales	68,643	—	68,643	100.0
Property operating expenses	517,869	365,917	151,952	41.5
Land sales operations	66,100	—	66,100	100.0
Management and other fees	82,896	84,138	(1,242)	(1.5)
Property management and other costs	100,267	109,746	(9,479)	(8.6)
Depreciation and amortization	364,854	230,195	134,659	58.5
Interest expense	472,185	278,543	193,642	69.5
Provision for income taxes	2,383	98	2,285	2,331.6
Substantially all of the increases in tenant rents (which includes minimum rents, tenant recoveries and overage rents), land sales, property operating expenses and land sales operations was attributable to acquisitions. The increase in property operating expenses attributable to acquisitions was partially offset by a $3.1 million decrease in operating costs at substantially all properties.
Management and other fees declined as a result of joint venture partnership interest acquisitions. We acquired the remaining 49% interest in GGP/ Ivanhoe III from our joint venture partner in July 2003 and the remaining 50% interest in Town East in March 2004. As these joint ventures are now consolidated in our results of operations, we no longer receive a management fee from these properties. These decreases were partially offset by increased development fees resulting from renovations at certain of our Unconsolidated Properties.
Property management and other costs decreased primarily as a result of lower costs in 2004 as the threshold-vesting stock options (“TSOs”) granted in 2002 vested in 2003 and there were no other previous groups of TSO grants that vested in 2004.
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
The increase in the provision for income taxes for 2004 primarily relates to operations acquired in the TRC Merger, including the Master Planned Communities segment, which are conducted by various taxable entities.

Liquidity and Capital Resources
Our primary uses and sources of our consolidated cash are as follows:

Uses	Sources

Short-term liquidity and capital needs such as:
• Tenant construction allowances
• Minor improvements made to individual properties that are not recoverable through common area maintenance charges to tenants
• Dividend payments
• Debt repayment requirements, including both principal and interest
• Stock repurchases
• Corporate and administrative expenses	• Operating cash flow, including the distributions of our share of cash flow produced by our Unconsolidated Real Estate Affiliates
• Land sales from the Master Planned Communities segment
• Borrowings under revolving credit facilities
Longer-term liquidity needs such as:
• Acquisitions
• New development, including our master planned communities
• Major redevelopment, renovation or expansion programs at individual properties
• Debt repayment requirements, including both principal and interest
• Purchase of Anchor stores available as a result of consolidations, including the Federated/ May merger*
• Income tax liabilities	• Secured loans collateralized by individual properties
• Unsecured loans at either a venture or company level
• Construction loans
• Mini-permanent loans
• Long-term project financing
• Joint venture financing with institutional partners
• Equity securities
• Asset sales, including the sale of certain office and industrial property acquired in the TRC Merger

*	In August 2005, Federated Department Stores, Inc. completed its merger with May Department Stores Company. In July and October, Federated announced planned store closings which included 15 of our Anchor stores. We may purchase some of these stores. In addition, in 2006, we acquired six Mervyn’s anchor locations for an aggregate purchase price of approximately $76 million.
Cash Flows from Operating Activities
Net cash provided by operating activities was $842.0 million in 2005, $719.4 million in 2004 and $585.7 million in 2003. Substantially all of the increases were attributable to acquisitions.
Cash Flows from Investing Activities
Net cash used in investing activities was $159.6 million in 2005, $9.0 billion in 2004 and $1.8 billion in 2003. Substantially all of the changes were attributable to acquisitions, including the TRC Merger in 2004.
As of December 31, 2005, we had 22 major approved redevelopment projects underway (each with budgeted projected expenditures, at our ownership share, in excess of $10 million). Total projected expenditures (including our share of the Unconsolidated Real Estate Affiliates) for the 22 redevelopment projects and the six new retail center development projects that are under construction were approximately $2.0 billion as of December 31, 2005. Such development and redevelopment expenditures, together with expenditures for 11 other potential new retail or mixed-use developments, are expected to result in approximately $450 to $800 million of expenditures per year for the years 2006 to 2009.
Cash Flows from Financing Activities
Net cash (used in) provided by financing activities was ($619.2) million in 2005, $8.3 billion in 2004 and $1.1 billion in 2003.

Our consolidated debt and our pro rata share of the debt of our Unconsolidated Real Estate Affiliates, after giving effect to interest rate swap agreements, were as follows:

	December 31,

	2005	2004	2003

	(In millions)
Consolidated:
Fixed-rate debt	$14,789	$11,860	$4,552
Variable-rate debt:
2004 Credit Facility:
Six-month bridge loan	—	750	—
Three-year term loan	2,715	3,300	—
Four-year term loan	1,980	2,000	—
Revolving credit facility	180	150	—

Total 2004 Credit Facility	4,875	6,200	—
Other variable-rate debt	755	2,251	2,097

Total variable-rate debt	5,630	8,451	2,097

Total consolidated	$20,419	$20,311	$6,649

Weighted-average interest rate	5.64%	5.16%	4.74%
Unconsolidated:
Fixed-rate debt	$2,788	$2,112	$709
Variable-rate debt	455	723	1,198

Total Unconsolidated Real Estate Affiliates	$3,243	$2,835	$1,907

Weighted-average interest rate	5.56%	5.16%	4.53%
During 2005, we obtained approximately $3.9 billion of consolidated debt through new financings and refinancings. Our share of debt issued by our Unconsolidated Real Estate Affiliates totaled approximately $840 million during the same period. Proceeds from the issuances were used, in part, to repay $2.7 billion of variable-rate debt. The new debt, substantially all of which is at fixed rates, bears interest at a weighted-average rate of approximately 5.09%.
The rate on the four-year term loan was reduced by 25 basis points in June 2005 and the rates on the revolving credit facility and three-year term loan were reduced by 50 basis points in September 2005. The 2004 Credit Facility bore interest, until refinanced as discussed immediately below, at a weighted-average rate of LIBOR plus approximately 184 basis points.
In February 2006, we entered into several debt agreements. The proceeds of these transactions were used to reduce the amounts outstanding under the 2004 Credit Facility.
On February 24, 2006, we restated the 2004 Credit Facility and entered into a Second Amended and Restated Credit Agreement (the “2006 Credit Facility”). The 2006 Credit Facility provides for a $2.85 billion term loan (the “Term Loan”) and a $650 million revolving credit facility.
The 2006 Credit Facility has a four year term, with a one year extension option. The interest rate ranges from LIBOR plus 1.15% to LIBOR plus 1.5%, depending on our leverage ratio and assuming we maintain our election to have these loans designated as Eurodollar loans. The current interest rate is LIBOR plus 1.25%. Quarterly principal payments of $12.5 million on the Term Loan begin March 31, 2007, with the balance due at maturity.
Under the terms of the 2006 Credit Facility, we are subject to customary affirmative and negative covenants as we were under the 2004 Credit Facility. If a default occurs, the lenders will have the option of declaring all outstanding amounts immediately due and payable. These events of default include a failure to maintain our REIT status under the Internal Revenue Code, a failure to remain listed on the New York Stock Exchange and such customary events as nonpayment of principal, interest, fees or other amounts, breach of representations and warranties, breach of covenant, cross-default to other indebtedness and certain bankruptcy events.
Concurrently with the 2006 Credit Facility, we also entered into a $1.4 billion term loan (the “Short Term Loan”), TRCLP entered into a $500 million term loan (the “Bridge Loan”) and we issued $200 million of trust preferred securities through GGP Capital Trust I. All of these arrangements are subject to customary affirmative and negative covenants and events of default.
The interest rate on the Short Term Loan is the same as on the 2006 Credit Facility (currently LIBOR plus 1.25%). An $800 million principal payment is due under the Short Term Loan on August 14, 2006, with the balance due on December 31, 2006. We are required to apply the net proceeds of the refinancing of Ala Moana Center toward prepayment of the Short Term Loan.
The Bridge Loan bears interest at LIBOR plus 1.3% until May 24, 2006, and at LIBOR plus 1.55% thereafter, (assuming we maintain our election to have the loan designated as a Eurodollar loan) and is due August 24, 2006. We intend to repay the Bridge Loan with proceeds obtained from the sale of bonds issued by TRCLP.
As mentioned above, GGP Capital Trust I, a Delaware statutory trust (the “Trust”) and a wholly owned subsidiary of GGPLP, completed a private placement of $200 million of floating rate Preferred Securities. The Trust also issued $6.2 million of Common Securities to GGPLP. The Trust used the proceeds from the sale of the Preferred and Common Securities to purchase $206.2 million of floating rate Junior Subordinated Notes of GGPLP due 2036. The Preferred Securities require distributions equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date of original issuance. The Preferred Securities mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if we exercise our right to redeem a like amount of the Junior Subordinated Notes. The Junior Subordinated Notes bear interest at LIBOR plus 1.45%.
Although agreements to refinance debt maturing in 2006 have not yet been reached, we currently anticipate that all of our debt will be repaid or refinanced on a timely basis. We believe that we have sufficient sources of funds to meet our cash needs and that covenants in the 2006 Credit Facility will not materially impact our liquidity or our ability to operate our business. However, there can be no assurance that we can obtain such financing on satisfactory terms. We will continue to monitor our capital structure, investigate potential investments or joint venture partnership arrangements and purchase additional properties if they can be acquired and financed on terms that we reasonably believe will enhance long-term stockholder value. We intend to continue to evaluate the percentage of variable-rate debt to total debt in 2006.
We have not generally guaranteed the debt of the Unconsolidated Real Estate Affiliates, however, certain Consolidated Properties are cross-collateralized with Unconsolidated Properties (Note 5) and we have retained or agreed to be responsible for a portion of certain debt of the Unconsolidated Real Estate Affiliates (Note 5).
During May 2005, we also redeemed $183 million of perpetual preferred units, which represented substantially all of the preferred units which we were able to redeem at that time.
Treasury Stock
On August 3, 2005, we announced that our Board of Directors authorized, effective immediately, a $200 million per fiscal year common stock repurchase program. Stock repurchases under this program are made through open market or privately negotiated transactions through 2009, unless the program is earlier terminated. The repurchase program gives us the ability to acquire some or all of the shares of common stock to be issued upon the exercise of certain employee stock options and pursuant to the CSA. During 2005, we repurchased 2,214,000 shares for $99.6 million under this program.
Warrant Offering
On November 17, 2004, we sold 15.9 million shares of our common stock for $32.23 per share pursuant to a warrant offering.

Contractual Cash Obligations and Commitments
The following table aggregates our contractual cash obligations and commitments subsequent to December 31, 2005:

	2006	2007	2008	2009	2010	Subsequent	Total

	(In thousands)
Long-term debt-principal(1)	$1,870,317	$2,378,676	$3,779,819	$5,072,581	$3,543,137	$3,627,430	$20,271,960
Retained debt-principal	50,928	88,365	2,367	2,524	120,019	38,516	302,719
Ground lease payments(1)	8,248	8,372	8,395	8,419	8,428	352,535	394,397
Committed real estate acquisition contracts(2)	—	250,000	—	—	—	—	250,000
Purchase obligations(3)	68,725	—	—	—	—	—	68,725
Interest expense	1,302,225	1,229,903	1,093,402	725,186	370,508	126,960	4,848,184
Other long-term liabilities(4)	—	—	—	—	—	—	—

Total	$3,300,443	$3,955,316	$4,883,983	$5,808,710	$4,042,092	$4,145,441	$26,135,985

(1)	Excludes non-cash purchase accounting adjustments.

(2)	Reflects $250 million minimum purchase price of the Palazzo (Note 3). We currently expect the actual purchase price to be approximately $600 million.

(3)	Reflects accrued and incurred construction costs payable. Routine trade payables have been excluded. We expect development and redevelopment expenditures of $450 to $800 million per year for the years 2006 to 2009.

(4)	Other long-term liabilities related to ongoing real estate taxes have not been included in the table as such amounts depend upon future applicable real estate tax rates. Real estate tax expense was $206.2 million in 2005, $128.3 million in 2004 and $88.3 million in 2003.
We anticipate that all of our debt will be repaid or refinanced on a timely basis. Other than as described above or in conjunction with possible future new developments or acquisitions, there are no current plans to incur additional debt, increase the amounts available under our credit facilities or raise equity capital.
We believe that we have adequate sources of funds if additional capital is required for any of the above listed obligations or for other purposes. However, there can be no assurance that we can obtain such financing on satisfactory terms.
TRC acquired various assets, including Summerlin, a master planned community in suburban Las Vegas, Nevada, in the acquisition of The Hughes Corporation (“Hughes”) in 1996. In connection with the acquisition of Hughes, TRC entered into a Contingent Stock Agreement (“CSA”) for the benefit of the former Hughes owners or their successors (“beneficiaries”). Under the terms of the CSA, shares of TRC common stock were issuable to the beneficiaries based on the appraised values of defined asset groups, including Summerlin, at specified termination dates through 2009 and/or cash flows from the development and/or sale of those assets prior to the termination dates. We assumed TRC’s obligation under the CSA to deliver shares of our common stock twice a year to beneficiaries under the CSA. The amount of shares is based upon a formula set forth in the CSA and upon our stock price. Such issuances could be dilutive to our existing stockholders if the delivery obligation is satisfied by the issuance of new shares rather than from treasury stock or shares purchased on the open market. We account for the beneficiaries’ share of earnings from the assets as an operating expense. We will account for any distributions to the beneficiaries in 2009, which could be significant, in connection with a valuation related to assets that we own as of such date as additional investments in the related assets (that is, contingent consideration). A total of 1,552,385 shares of our common stock were issued in 2005 pursuant to the CSA. At December 31, 2005, 755,642 shares of common stock ($35.3 million) were issuable to the beneficiaries, representing their share of cash flows for the semi-annual period ended December 31, 2005.

Off-Balance Sheet Financing Arrangements
We do not have any off-balance sheet financing arrangements.
REIT Requirements
In order to remain taxed as a real estate investment trust for federal income tax purposes, we must distribute or pay tax on 100% of our capital gains and at least 90% of our ordinary taxable income to stockholders. The following factors, among others, will affect operating cash flow and, accordingly, influence the decisions of the Board of Directors regarding distributions:

•	Scheduled increases in base rents of existing leases

•	Changes in minimum base rents and/or overage rents attributable to replacement of existing leases with new or renewal leases

•	Changes in occupancy rates at existing centers and procurement of leases for newly developed centers

•	Necessary capital improvement expenditures or debt repayments at existing properties

•	Our share of distributions of operating cash flow generated by the Unconsolidated Real Estate Affiliates, less management costs and debt service on additional loans that have been or will be incurred

•	Anticipated proceeds from sales in our Master Planned Communities segment
We anticipate that our operating cash flow and potential new debt or equity will provide adequate liquidity to conduct our operations, fund general and administrative expenses, fund operating costs and interest payments and allow distributions to our stockholders in accordance with the requirements of the Code.
Recently Issued Accounting Pronouncements and Developments
As described in Note 15, new accounting pronouncements have been issued which are effective for the current or subsequent year. We do not expect a significant impact on our financial statements due to the application of these new pronouncements.
Inflation
Inflation has been relatively low in recent years and has not had a significant detrimental impact on us. Should inflation rates increase in the future, substantially all of our tenant leases contain provisions designed to partially mitigate the negative impact of inflation. Such provisions include clauses enabling us to receive overage rents based on tenants’ gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases expire each year which may enable us to replace or renew such expiring leases with new leases at higher base and/or overage rents, if rents under the expiring leases are below the then-existing market rates. Finally, many of the existing leases require the tenants to pay amounts related to all, or substantially all, of their share of certain operating expenses, including common area maintenance, real estate taxes and insurance, thereby partially reducing our exposure to increases in costs and operating expenses resulting from inflation. In general, these amounts either vary annually based on actual expenditures or are set on an initial share of costs with provisions for annual increases.
Inflation also poses a risk to us due to the probability of future increases in interest rates. Such increases would adversely impact us due to our outstanding variable-rate debt which increased substantially as a result of the TRC Merger. We have limited our exposure to interest rate fluctuations related to a portion of our variable-rate debt by the use of interest rate cap and swap agreements. Finally, subject to current market conditions, we have a policy of replacing variable-rate debt with fixed-rate debt. However, in an increasing interest rate environment (which generally follows improved market conditions), the fixed rates we can obtain with such replacement fixed-rate debt will also continue to increase.

Forward-Looking Information
We may make forward-looking statements in this Annual Report and in other reports and proxy statements which we file with the SEC. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others.
Forward-looking statements include:

•	Projections of our revenues, income, earnings per share, Funds From Operations, capital expenditures, dividends, capital structure or other financial items

•	Descriptions of plans or objectives of our management for future operations, including pending acquisitions

•	Forecasts of our future economic performance

•	Descriptions of assumptions underlying or relating to any of the foregoing
In this Annual Report, for example, we make forward-looking statements discussing our expectations about:

•	Future repayment of debt, including the ratio of variable to fixed-rate debt in our portfolio

•	Future interest rates
Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements often include words such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “plan,” “project,” “target,” “can,” “could,” “may,” “should,” “will,” “would” or similar expressions. Forward-looking statements should not be unduly relied upon. They give our expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made and we might not update them to reflect changes that occur after the date they are made.
There are several factors, many beyond our control, which could cause results to differ significantly from our expectations. Factors such as credit, market, operational, liquidity, interest rate and other risks, are described elsewhere in this Annual Report. Any factor described in this Annual Report could by itself, or together with one or more other factors, adversely affect our business, results of operations or financial condition. There are also other factors that we have not described in this Annual Report that could cause results to differ from our expectations.

GLOSSARY
Anchor: A department store or other large retail store with gross leaseable area greater than 30,000 square feet.
Code: The Internal Revenue Code of 1986, as amended.
Common Units: The common units of GGP Limited Partnership held by limited partners.
Company Portfolio: Includes both the Unconsolidated Properties and the Consolidated Properties.
Consolidated Properties: Properties in which we own either a majority or a controlling interest and, as a result, are consolidated under GAAP.
CSA: The Contingent Stock Agreement under which we assumed the obligations of TRC to issue shares of common stock twice a year to the beneficiaries thereunder.
Exchange Act: Securities Exchange Act of 1934, as amended.
Freestanding GLA: The gross leaseable area of freestanding retail stores in locations that are not attached to the primary complex of buildings that comprise a shopping center, measured in square feet.
Funds From Operations or FFO: A supplemental measure of operating performance defined by NAREIT as net income (loss) (computed in accordance with GAAP), excluding gains or losses from cumulative effects of accounting changes, extraordinary items and sales of properties, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.
GAAP: Accounting principles generally accepted in the United States of America.
GGMI: General Growth Management, Inc., which manages, leases, and performs various services for some of our Unconsolidated Real Estate Affiliates and over 30 properties owned by unaffiliated third parties, all located in the United States.
GGPLP: GGP Limited Partnership, also referred to herein as the Operating Partnership, the partnership through which substantially all of our business is conducted.
Gross Leaseable Area or GLA: Gross leaseable retail space, including Anchors and all other leaseable areas, measured in square feet.
Mall GLA: Gross leaseable retail space, excluding both Anchors and Freestanding GLA, measured in square feet.
Mall Stores: Stores (other than Anchors) that are typically specialty retailers who lease space in the structure including, or attached to, the primary complex of buildings that comprise a shopping center.
MD&A: The Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in Item 7 of this Annual Report on Form 10-K.
NAREIT: The National Association of Real Estate Investment Trusts.
NOI: Real estate property net operating income, the measure of property operating performance used by management.
Operating Partnership: GGP Limited Partnership, also referred to as GGPLP, the partnership through which substantially all of our business is conducted.
Overage rent: Rent paid by the tenant if its sales exceed an agreed upon minimum amount. The amount is calculated by multiplying the sales in excess of the minimum amount by a percentage defined in the applicable lease.
REIT: A real estate investment trust.
Retail Portfolio: The retail centers and mixed-use and other properties within our Retail and Other segment.
SEC: The United States Securities and Exchange Commission.

Significant Tenants: Any tenant at a community/ strip center with gross leaseable area greater than 10,000 square feet.
Total GLA: The gross leaseable area of anchor stores plus Mall and Freestanding GLA.
Total Mall Stores Sales: The gross revenue from product sales to customers generated by the Mall Stores.
TRC Merger: The transaction in which we acquired The Rouse Company, a real estate development and management company, on November 12, 2004.
TRCLP: The Rouse Company LP.
TRS: An entity that has elected to be treated as taxable REIT subsidiary.
Unconsolidated Properties: Properties owned by Unconsolidated Real Estate Affiliates and which are unconsolidated under GAAP.
Unconsolidated Real Estate Affiliates: Joint venture entities in which we own a non-controlling interest.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
We have not entered into any transactions using derivative commodity instruments. We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. As of December 31, 2005, we had consolidated debt of $20.4 billion, including $6.5 billion of variable-rate debt of which approximately $883.1 million was subject to interest rate swap agreements, which fix the interest rate we are required to pay on such debt at approximately 5.46% per annum. Although the majority of the remaining variable-rate debt is subject to interest rate cap agreements pursuant to the loan agreements and financing terms, such interest rate caps generally limit our interest rate exposure only if LIBOR exceeds a rate per annum significantly higher (generally above 8% per annum) than current LIBOR rates (4.39% at December 31, 2005). A 25 basis point movement in the interest rate on the $5.6 billion of variable-rate debt which is not subject to interest rate swap agreements would result in an approximately $14.1 million annualized increase or decrease in consolidated interest expense and operating cash flows.
In addition, we are subject to interest rate exposure as a result of variable-rate debt collateralized by the Unconsolidated Properties for which similar interest rate swap agreements have not been obtained. Our share (based on our respective equity ownership interests in the Unconsolidated Real Estate Affiliates) of such remaining variable-rate debt was approximately $455.6 million at December 31, 2005. A similar 25 basis point annualized movement in the interest rate on the variable-rate debt of the Unconsolidated Real Estate Affiliates would result in an approximately $1.1 million annualized increase or decrease in our equity in the income and operating cash flows from Unconsolidated Real Estate Affiliates.
We are further subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At December 31, 2005, the fair value of our debt is estimated to be approximately $28.8 million lower than the carrying value of $20.4 billion. If LIBOR were to increase by 25 basis points, the fair value of our debt would be approximately $158.0 million lower than the carrying value and the fair value of our swap agreements would increase by approximately $1.6 million. For additional information concerning our debt, reference is made to Item 7, Liquidity and Capital Resources and Note 6.

Item 8.	Financial Statements and Supplementary Data
Reference is made to the Consolidated Financial Statements and Consolidated Financial Statement Schedule beginning on page F-1 for the required information.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures
Disclosure Controls and Procedures. As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)). Based on that evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures are effective to ensure that information that we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
Internal Controls over Financing Reporting. There have been no changes in our internal controls during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting or in other factors that could significantly affect internal controls subsequent to the end of the period covered by this report.
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
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
As of December 31, 2005, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Controls — Integrated Framework.” Based on this assessment management believes that, as of December 31, 2005, the Company did not maintain effective internal control over financial reporting because of the effect of material weaknesses in the Company’s system of internal controls. During the closing process for the year ended December 31, 2005, management determined that:

•	the Company did not maintain effective controls at the Company’s subsidiary over the process of identifying, communicating, recording and tracking various items that create current and deferred income taxes; and

•	the Company had insufficient personnel resources with technical accounting expertise to enable it to conduct a timely and accurate financial close process.
Subsequent to the period covered by this report, management of the Company reviewed and evaluated the design of the internal control process for accounting for income taxes and the staffing level with technical accounting expertise and is taking the following actions to remediate these reported material weaknesses in internal control over financial reporting by:

•	Reviewing the documentation for the income tax closing process and documentation procedures to determine if changes are appropriate to more clearly set forth the quarterly and annual income tax closing process requirements;

•	Educating and training Company employees about accounting and reporting for income tax;

•	Hiring employees to fill tax-related positions that were vacant at December 31, 2005;

•	Creating additional positions to review and coordinate the implementation and maintenance of internal controls over accounting for income tax;

•	Hiring additional accounting staff with requisite technical accounting expertise;

•	Adhering to the Company’s closing process, including monitoring controls and documentation procedures with the assistance and oversight of additional Company employees;
The Company’s management has discussed these material weaknesses, initial corrective actions and both current and future plans with the Audit Committee, who concurred with management.
Deloitte & Touche LLP, the Company’s independent registered public accounting firm, audited management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005 and, based on that audit, issued the report set forth herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
General Growth Properties, Inc.
Chicago, Illinois
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that General Growth Properties, Inc. and subsidiaries (the “Company”) did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
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
A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment:

As of December 31, 2005, the Company did not maintain effective controls at the Company’s The Rouse Company LP subsidiary over the process of identifying, communicating and tracking various items that create current and deferred income taxes. Specifically, the current portion of the tax provision was not accurately determined and the Company did not adequately review the differences between the income tax basis and financial reporting basis of assets and liabilities and reconcile the differences to recorded deferred income tax assets and liabilities. In addition, the tax department was not appropriately staffed to conduct a timely and accurate review of the tax provision. The consolidated financial statements were adjusted prior to the Company filing this Annual Report on Form 10-K to properly reflect several financial statement line items, including current and deferred taxes, as well as goodwill.

As of December 31, 2005, the Company’s controls over the financial close process did not operate effectively. There are insufficient personnel resources with technical accounting expertise to conduct a timely and accurate financial close. The consolidated financial statements were corrected prior to the Company filing this Annual Report on Form 10-K. These error corrections affected various items within the consolidated statement of cash flows and a number of financial statement line items, including buildings and equipment, goodwill, investment in unconsolidated real estate affiliates, accounts payable and accrued expenses, equity in net income of unconsolidated affiliates and interest expense.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2005, of the Company and this report does not affect our report on such consolidated financial statements and consolidated financial statement schedule.
In our opinion, management’s assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effect of the material weaknesses described above on the achievement of the objections of the control criteria, the Company has not maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2005 of the Company and our reports dated March 31, 2006 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.
DELOITTE & TOUCHE LLP
Chicago, Illinois
March 31, 2006

Item 9B.	Other Information
None.
PART III

Item 10.	Directors and Executive Officers of the Registrant
The information which appears under the captions “Election of Directors,” “Executive Officers,” “Governance of the Company — Committees of the Board of Directors — Audit Committee” and “— Nominating & Governance Committee” and “Stock Ownership — Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for our 2006 Annual Meeting of Stockholders is incorporated by reference into this Item 10.
We have a Code of Business Conduct and Ethics which applies to all of our employees, officers and directors, including our Chairman, Chief Executive Officer and Chief Financial Officer. The Code of Business Conduct and Ethics is available on the Corporate Governance page of our website at www.generalgrowth.com and we will provide a copy of the Code of Business Conduct and Ethics without charge to any person who requests it in writing to: General Growth Properties, Inc., 110 N. Wacker Dr., Chicago, IL 60606, Attn: Director of Investor Relations. We will post on our website amendments to or waivers of our Code of Ethics for executive officers, in accordance with applicable laws and regulations.
Our Chief Executive Officer and Chief Financial Officer have signed certificates under Sections 302 and 906 of the Sarbanes-Oxley Act, which are filed as Exhibits 31.1 and 31.2 and 32.1 and 32.2, respectively, to this Annual Report. In addition, our Chief Executive Officer submitted his most recent annual certification to the NYSE pursuant to Section 303A 12(a) of the NYSE listing standards on May 25, 2005, in which he indicated that he was not aware of any violations of NYSE corporate governance listing standards.

Item 11.	Executive Compensation
The information which appears under the caption “Executive Compensation” in our proxy statement for our 2006 Annual Meeting of Stockholders is incorporated by reference into this Item 11; provided, however, that the Report of the Compensation Committee of the Board of Directors on Executive Compensation shall not be incorporated by reference herein, in any of our previous filings under the Securities Act of 1933, as amended, or the Exchange Act, or in any of our future filings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information which appears under the captions “Stock Ownership — Common Stock Ownership of Certain Beneficial Owners” and “— Equity Ownership of Management” in our proxy statement for our 2006 Annual Meeting of Stockholders is incorporated by reference into this Item 12.

The following table sets forth certain information with respect to shares of our common stock that may be issued under our equity compensation plans as of December 31, 2005.

			(c)
			Number of Securities
	(a)	(b)	Remaining Available for
	Number of Securities	Weighted-Average	Future Issuance Under
	to be Issued upon	Exercise Price of	Equity Compensation
	Exercise of	Outstanding	Plans (Excluding
	Outstanding Options,	Options, Warrants	Securities Reflected in
Plan Category	Warrants and Rights	and Rights	Column (a))

Equity compensation plans approved by security holders(1)	3,649,316	$30.42	12,207,735	(2)
Equity compensation plans not approved by security holders(3)	N/A	N/A	284,339

Total	3,649,316	$30.42	12,492,074

(1)	Includes shares of common stock under the 1993 Stock Incentive Plan (which terminated on April 4, 2003), the 1998 Incentive Stock Plan and the 2003 Incentive Stock Plan.

(2)	Includes 6,645,500 shares of common stock available for issuance under the 2003 Incentive Stock Plan and 5,562,235 shares of common stock available for issuance under the 1998 Incentive Stock Plan.

(3)	Represents shares of common stock under our Employee Stock Purchase Plan, which was adopted by the Board of Directors in November 1998. Under the Employee Stock Purchase Plan, eligible employees make payroll deductions over a six-month period, at which time the amounts withheld are used to purchase shares of common stock at a purchase price equal to 85% of the lesser of the closing price of a share of common stock on the first or last trading day of the purchase period. Purchases of common stock under the Employee Stock Purchase Plan are made on the first business day of the next month after the close of the purchase period. Under New York Stock Exchange rules then in effect, stockholder approval was not required for the Employee Stock Purchase Plan because it is a broad-based plan available generally to all employees.

Item 13.	Certain Relationships and Related Transactions
The information which appears under the caption “Certain Relationships and Related Party Transactions” in our proxy statement for our 2006 Annual Meeting of Stockholders is incorporated by reference into this Item 13.

Item 14.	Principal Accounting Fees and Services
The information which appears under the caption “Independent Public Accountants — Fees Billed by Independent Public Accountants and “Independent Public Accountants — Audit Committee Pre-Approval Policies and Procedures” in our proxy statement for our 2006 Annual Meeting of Stockholders is incorporated by reference into this Item 14.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(a) Financial Statements and Financial Statement Schedules.

The consolidated financial statements and schedule listed in the accompanying Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule are filed as part of this Annual Report.
(b) Exhibits.

See Exhibit Index on page S-1.
(c) Separate financial statements.

Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

General Growth Properties, Inc.

By:	/s/ John Bucksbaum

John Bucksbaum
Chief Executive Officer
March 31, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Bucksbaum Matthew Bucksbaum	Chairman of the Board	March 31, 2006

/s/ John Bucksbaum John Bucksbaum	Director and Chief Executive Officer (Principal Executive Officer)	March 31, 2006

/s/ Robert Michaels Robert Michaels	Director, President and Chief Operating Officer	March 31, 2006

/s/ Bernard Freibaum Bernard Freibaum	Director, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 31, 2006

/s/ Alan Cohen Alan Cohen	Director	March 31, 2006

/s/ Anthony Downs Anthony Downs	Director	March 31, 2006

/s/ Adam Metz Adam Metz	Director	March 31, 2006

/s/ Thomas Nolan Thomas Nolan	Director	March 31, 2006

/s/ John Riordan John Riordan	Director	March 31, 2006

/s/ Beth Stewart Beth Stewart	Director	March 31, 2006

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
General Growth Properties, Inc.
Chicago, Illinois
We have audited the accompanying consolidated balance sheets of General Growth Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of GGP/ Homart, Inc., GGP/ Homart II L.L.C., and GGP-TRS L.L.C., the Company’s investments in which are accounted for by use of the equity method. The Company’s equity of $70,175,000 and $126,855,000 in GGP/ Homart Inc.’s net assets as of December 31, 2005 and 2004, respectively, and of $31,425,000, $21,148,000 and $23,815,000 in GGP/ Homart Inc.’s net income for each of the three years in the respective period ended December 31, 2005 are included in the accompanying financial statements. The Company’s equity of $259,716,000 and $319,537,000 in GGP/ Homart II L.L.C.’s net assets as of December 31, 2005 and 2004, respectively, and of $33,849,000, $36,724,000 and $33,448,000 in GGP/ Homart II L.L.C.’s net income for each of the three years in the respective period ended December 31, 2005 are included in the accompanying financial statements. The Company’s equity of $3,764,000 in GGP-TRS L.L.C.’s net assets as of December 31, 2005, and of $19,308,000 in GGP-TRS L.L.C.’s net income for the year then ended are included in the accompanying financial statements. The financial statements of GGP/ Homart, Inc., GGP/ Homart II L.L.C., and GGP-TRS L.L.C. were audited by other auditors related to the periods listed above whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such companies, is based solely on the reports of such other auditors.
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
In our opinion, based on our audits and the reports of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of General Growth Properties, Inc. and subsidiaries at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 31, 2006 expressed an unqualified opinion on management’s assessment on the effectiveness of the Company’s internal control over financial reporting and an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses.
Deloitte & Touche LLP
Chicago, Illinois
March 31, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Stockholders
GGP/ Homart, Inc.:
We have audited the consolidated balance sheets of GGP/ Homart, Inc. (a Delaware Corporation) and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2005 (not presented separately herein). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GGP/ Homart, Inc. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
KPMG LLP
Chicago, Illinois
March 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To Members
GGP/ Homart II L.L.C.:
We have audited the consolidated balance sheets of GGP/ Homart II L.L.C. (a Delaware Limited Liability Company) and subsidiaries (the Company) as of December 31, 2005 and 2004, and the related consolidated statements of income and comprehensive income, changes in members’ capital, and cash flows for each of the years in the three-year period ended December 31, 2005 (not presented separately herein). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GGP/ Homart II L.L.C. and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
KPMG LLP
Chicago, Illinois
March 17, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Members GGP-TRS, L.L.C.:
We have audited the accompanying consolidated balance sheet of GGP – TRS L.L.C. (a Deleware limited liability company) and subsidiaries as of December 31, 2005, and the related consolidated statement of operations, changes in members’ capital, and cash flow for the then year ended (not presented separately herein). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GGP – TRS L.L.C. and subsidiaries as of December 31, 2005, and the result of their operations and their cash flow for the year then ended, in conformity with U.S. generally accepted accounting principles.
KPMG LLP
Chicago, Illinois
March 17, 2006

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(Dollars in thousands)
Assets
Investment in real estate:
Land	$2,826,766	$2,859,552
Buildings and equipment	18,739,445	18,251,258
Less accumulated depreciation	(2,104,956)	(1,453,488)
Developments in progress	366,262	559,969

Net property and equipment	19,827,517	20,217,291
Investment in and loans to/from Unconsolidated Real Estate Affiliates	1,818,097	1,945,541
Investment land and land held for development and sale	1,651,063	1,638,013

Net investment in real estate	23,296,677	23,800,845
Cash and cash equivalents	102,791	39,581
Accounts and notes receivable, net	293,351	242,425
Insurance recovery receivable	63,382	—
Goodwill	420,624	356,796
Deferred expenses, net	209,825	153,231
Prepaid expenses and other assets	920,369	1,125,747

Total assets	$25,307,019	$25,718,625

Liabilities and Stockholders’ Equity

Mortgage notes and other property debt payable	$20,418,875	$20,310,947
Deferred tax liabilities	1,286,576	1,414,565
Accounts payable and accrued expenses	1,032,414	895,520

Total liabilities	22,737,865	22,621,032

Minority interests:
Preferred	205,944	403,161
Common	430,292	551,282

Total minority interests	636,236	954,443

Commitments and contingencies	—	—
Preferred Stock: $100 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Stockholders’ Equity:
Common stock: $.01 par value; 875,000,000 shares authorized, 239,865,045 and 234,724,082 shares issued as of December 31, 2005 and 2004, respectively	2,399	2,347
Additional paid-in capital	2,469,262	2,378,237
Retained earnings (accumulated deficit)	(518,555)	(227,511)
Notes receivable-common stock purchase	—	(5,178)
Unearned compensation-restricted stock	(280)	(1,060)
Accumulated other comprehensive income (loss)	10,454	(3,685)
Less common stock in treasury, 668,396 shares at December 31, 2005, at cost	(30,362)	—

Total stockholders’ equity	1,932,918	2,143,150

Total liabilities and stockholders’ equity	$25,307,019	$25,718,625

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,

	2005	2004	2003

	(Dollars in thousands, except for per
	share amounts)
Revenues:
Minimum rents	$1,670,387	$1,058,732	$775,320
Tenant recoveries	754,836	472,250	332,137
Overage rents	69,628	54,105	34,928
Land sales	385,205	68,643	—
Management and other fees	91,734	82,896	84,138
Other	101,626	63,255	36,268

Total revenues	3,073,416	1,799,881	1,262,791

Expenses:
Real estate taxes	206,193	128,114	88,276
Repairs and maintenance	195,292	123,251	81,433
Marketing	63,522	48,220	35,797
Other property operating costs	390,019	207,909	153,370
Land sales operations	311,815	66,100	—
Provision for doubtful accounts	13,868	10,375	7,041
Property management and other costs	148,399	100,267	109,746
General and administrative	13,053	9,499	8,533
Depreciation and amortization	672,914	364,854	230,195

Total expenses	2,015,075	1,058,589	714,391

Operating income	1,058,341	741,292	548,400
Interest income	10,416	3,227	2,308
Interest expense	(1,031,241)	(472,185)	(278,543)

Income before income taxes and allocations to minority interests and from unconsolidated affiliates	37,516	272,334	272,165
Provision for income taxes	(50,646)	(2,383)	(98)
Income allocated to minority interests	(43,989)	(105,274)	(110,984)
Equity in income of unconsolidated affiliates	120,986	88,191	94,480

Income from continuing operations	63,867	252,868	255,563

Discontinued operations, net of minority interests:
Income from operations	6,568	3,813	4,128
Gain on disposition	5,118	11,171	3,720

	11,686	14,984	7,848

Net income	$75,553	$267,852	$263,411
Convertible preferred stock dividends	—	—	(13,030)

Net income available to common stockholders	$75,553	$267,852	$250,381

Basic Earnings Per Share:
Continuing operations	$0.27	$1.15	$1.21
Discontinued operations	0.05	0.07	0.04

Total basic earnings per share	$0.32	$1.22	$1.25

Diluted Earnings Per Share:
Continuing operations	$0.27	$1.15	$1.19
Discontinued operations	0.05	0.06	0.03

Total diluted earnings per share	$0.32	$1.21	$1.22

Comprehensive Income, Net:
Net income	$75,553	$267,852	$263,411
Other comprehensive income, net of minority interest:
Net unrealized gains on financial instruments	9,554	10,992	12,542
Minimum pension liability adjustment	(374)	102	308
Foreign currency translation	4,920	1,590	—
Unrealized gains (losses) on available-for-sale securities	39	(94)	—

Total other comprehensive income, net of minority interest	14,139	12,590	12,850

Comprehensive income, net	$89,692	$280,442	$276,261

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Notes		Accumulated
			Retained	Receivable-	Unearned	Other
		Additional	Earnings	Common	Compensation	Comprehensive		Total
	Common	Paid-In	(Accumulated	Stock	Restricted	Income	Treasury	Stockholders’
	Stock	Capital	Deficit)	Purchase	Stock	(Loss)	Stock	Equity

	(Dollars in thousands)
Balance, December 31, 2002	$1,872	$1,549,642	$(315,844)	$(7,772)	$(2,248)	$(29,125)	$—	$1,196,525
Net income			263,411					263,411
Cash distributions declared ($0.78 per share)			(155,049)					(155,049)
Convertible Preferred Stock dividends			(13,030)					(13,030)
PIERS redemption and conversion, net (25,503,543 common shares)	255	337,837						338,092
Conversion of operating partnership units to common stock (2,956,491 common shares)	30	22,134						22,164
Issuance of common stock, net of employee stock option loan/repayments (1,642,687 common shares)	16	30,108		1,297				31,421
Restricted stock grant, net of compensation expense					299			299
Other comprehensive income						12,850		12,850
Adjustment for minority interest in operating partnership		(26,274)						(26,274)

Balance, December 31, 2003	$2,173	$1,913,447	$(220,512)	$(6,475)	$(1,949)	$(16,275)	$—	$1,670,409

Net income			267,852					267,852
Cash distributions declared ($1.26 per share)			(274,851)					(274,851)
Conversion of operating partnership units to common stock (179,987 common shares)	2	1,371						1,373
Conversion of convertible preferred units to common stock (456,463 common shares)	4	9,297						9,301
Issuance of common stock, net of employee stock option loan/repayments (16,793,656 common shares)	168	530,920		1,297				532,385
Restricted stock grant, net of compensation expense					889			889
Other comprehensive income						12,590		12,590
Adjustment for minority interest in operating partnership		(76,798)						(76,798)

Balance, December 31, 2004	$2,347	$2,378,237	$(227,511)	$(5,178)	$(1,060)	$(3,685)	$—	2,143,150

Net income			75,553					75,553
Cash distributions declared ($1.49 per share)			(353,665)					(353,665)
Conversion of operating partnership units to common stock (2,470,368 common shares)	25	23,907						23,932
Conversion of convertible preferred units to common stock (729,890 common shares)	7	14,330						14,337
Issuance of common stock, net of employee stock option loan/repayments (1,322,720 common shares) (545,204 treasury shares)	13	40,135	(7,892)	5,178			24,522	61,956
Tax benefit from stock option exercises		3,328						3,328
Shares issued pursuant to CSA (551,985 common shares) (1,000,400 treasury shares)	6	19,393	(5,040)				44,696	59,055
Restricted stock grant, net of compensation expense (66,000 common shares)	1	2,336			780			3,117
Purchase of treasury stock (2,214,000 treasury shares)							(99,580)	(99,580)
Other comprehensive income						14,139		14,139
Adjustment for minority interest in operating partnership		(12,404)						(12,404)

Balance, December 31, 2005	$2,399	$2,469,262	$(518,555)	$—	$(280)	$10,454	$(30,362)	$1,932,918

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Cash Flows from Operating Activities:
Net income	$75,553	$267,852	$263,411
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests, including discontinued operations	45,488	106,233	113,289
Equity in income of unconsolidated affiliates	(120,986)	(88,191)	(94,480)
Provision for doubtful accounts, including discontinued operations	13,876	10,393	7,009
Distributions received from unconsolidated affiliates	119,602	87,906	91,613
Depreciation, including discontinued operations	657,358	348,303	205,385
Amortization, including discontinued operations	30,536	28,753	34,849
Amortization of debt market rate adjustment	(46,993)	(1,026)	(723)
Gain on disposition	(5,118)	(11,172)	(4,831)
Participation expense pursuant to Contingent Stock Agreement	106,285	8,513	—
Land development and acquisitions expenditures	(140,823)	(27,563)	—
Cost of land sales	181,301	51,659	—
Debt assumed by purchasers of land	(11,371)	(318)	—
Deferred income taxes	28,596	1,993	—
Proceeds from the sale of marketable securities, including defined contribution plan assets	27,740	7,954	—
Net changes:
Accounts and notes receivable	(85,125)	(21,177)	(29,304)
Prepaid expenses and other assets	(32,701)	21,463	16,269
Deferred expenses	(73,048)	(43,485)	(54,535)
Accounts payable and accrued expenses	61,909	(44,614)	34,683
Other, net	9,899	15,900	3,100

Net cash provided by operating activities	841,978	719,376	585,735

Cash Flows from Investing Activities:
Acquisition/development of real estate and property additions/improvements	(497,977)	(9,000,108)	(1,732,358)
Proceeds from sale of investment property	143,543	65,268	14,978
Increase in investments in unconsolidated affiliates	(195,642)	(211,247)	(26,418)
Increase in restricted cash	(22,950)	(1,951)	(7,971)
Insurance recoveries	5,000	—	—
Distributions received from unconsolidated affiliates in excess of income	260,639	134,116	90,925
Loans (to) from unconsolidated affiliates, net	126,500	(8,884)	(94,355)
Other, net	21,322	1,297	1,773

Net cash used in investing activities	(159,565)	(9,021,509)	(1,753,426)

Cash Flows from Financing Activities:
Cash distributions paid to common stockholders	(353,665)	(274,851)	(199,986)
Cash distributions paid to holders of Common Units	(80,885)	(70,412)	(59,815)
Cash distributions paid to holders of perpetual and convertible preferred units	(27,329)	(37,152)	(40,257)
Payment of dividends on PIERS	—	—	(19,145)
Proceeds from issuance of common stock, including from common stock plans	45,208	531,976	31,308
Purchase of treasury stock	(98,939)	—	—
Redemption of preferred minority interests	(183,000)	(107,923)	—
Proceeds from issuance of mortgage notes and other property debt payable	3,907,254	12,733,339	3,140,750
Principal payments on mortgage notes and other property debt payable	(3,791,978)	(4,430,532)	(1,715,029)
Other, net	(35,869)	(13,408)	(13,098)

Net cash (used in) provided by financing activities	(619,203)	8,331,037	1,124,728

Net change in cash and cash equivalents	63,210	28,904	(42,963)
Cash and cash equivalents at beginning of period	39,581	10,677	53,640

Cash and cash equivalents at end of period	$102,791	$39,581	$10,677

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,074,874	$424,380	$258,395
Interest capitalized	54,260	11,272	5,679
Income taxes paid	8,170	390	98
Non-Cash Investing and Financing Activities:
Common stock issued in exchange for PIERS	$—	$—	$337,483
Common stock issued in exchange for Operating Partnership Units	23,932	1,373	22,134
Common stock issued in exchange for convertible preferred units	14,337	9,301	—
Assumption of debt in conjunction with acquisition of property	—	134,902	552,174
Common stock issued pursuant to Contingent Stock Agreement	59,055	—	—
Operating Partnership Units issued as consideration for purchase of real estate	—	25,132	26,637
TRC Merger:
Fair value of assets acquired	(134,166)	14,327,519	—
Cash paid	—	(7,150,844)	—
Liabilities assumed	(125,925)	7,176,675	—
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
Substantially all of our business is conducted through GGP Limited Partnership (the “Operating Partnership” or “GGPLP”). As of December 31, 2005, ownership of the Operating Partnership was as follows:

82%	General Growth, as sole general partner
16	Limited partners that indirectly include family members of the original stockholders of the Company. Represented by common units of limited partnership interest (the “Common Units”)
2	Limited partners that include subsequent contributors of properties to the Operating Partnership which are also represented by Common Units.

100%

The Operating Partnership also has preferred units of limited partnership interest (the “Preferred Units”) outstanding. Under certain circumstances, the Preferred Units are convertible into Common Units which are redeemable for shares of our common stock on a one-for-one basis.
In addition to holding ownership interests in various joint ventures, the Operating Partnership generally conducts its operations through the following subsidiaries:

•	GGPLP L.L.C., a Delaware limited liability company (the “LLC”), has ownership interests in the majority of our properties (other than those acquired in The Rouse Company merger (the “TRC Merger,” Note 3)).

•	The Rouse Company LP (“TRCLP”), successor to The Rouse Company (“TRC”), which includes both REIT and taxable REIT subsidiaries (“TRSs”), has ownership interests in Consolidated Properties and Unconsolidated Properties (each as defined below).

•	General Growth Management, Inc. (“GGMI”), a TRS, manages, leases, and performs various other services for some of our Unconsolidated Real Estate Affiliates (as defined below) and approximately 30 properties owned by unaffiliated third parties.
In this report, we refer to our ownership interests in majority-owned or controlled properties as “Consolidated Properties,” to joint ventures in which we own a non-controlling interest as “Unconsolidated Real Estate Affiliates” and the properties owned by such joint ventures as the “Unconsolidated Properties.” Our “Company Portfolio” includes both our Consolidated Properties and our Unconsolidated Properties.

Shareholder Rights Plan
We have a shareholder rights plan pursuant to which one preferred share purchase right (a “Right”) is attached to each currently outstanding or subsequently issued share of our common stock. Prior to becoming exercisable, the Rights trade together with our common stock. In general, the Rights will become exercisable

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
if a person or group acquires or announces a tender or exchange offer for 15% or more of our common stock. Each Right will initially entitle the holder to purchase from General Growth one-third of one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $100 per share (the “Preferred Stock”), at an exercise price of $148 per one one-thousandth of a share, subject to adjustment. If a person or group acquires 15% or more of our common stock, each Right will entitle the holder (other than the acquirer) to purchase shares of our common stock (or, in certain circumstances, cash or other securities) having a market value of twice the exercise price of a Right at such time. Under certain circumstances, each Right will entitle the holder (other than the acquirer) to purchase the common stock of the acquirer having a market value of twice the exercise price of a Right at such time. In addition, under certain circumstances, our Board of Directors may exchange each Right (other than those held by the acquirer) for one share of our common stock, subject to adjustment. If the Rights become exercisable, holders of common units of partnership interest in the Operating Partnership, other than General Growth, will receive the number of Rights they would have received if their units had been redeemed and the purchase price paid in our common stock. The Rights expire on November 18, 2008, unless earlier redeemed by our Board of Directors for one-third of $0.01 per Right or such expiration date is extended.

Dividend Reinvestment and Stock Purchase Plan
We have reserved up to 3.0 million shares of our common stock for issuance under the Dividend Reinvestment and Stock Purchase Plan (“DRSP”). In general, the DRSP allows participants to make purchases of our common stock from dividends received or additional cash investments. Although the purchase price of the common stock is determined by the current market price, the purchases are made without fees or commissions charged to the participant. We have and will continue to satisfy DRSP common stock purchase needs through the issuance of new shares of our common stock or by repurchases of currently outstanding common stock. As of December 31, 2005, an aggregate of 535,528 shares of our common stock have been issued under the DRSP.

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

Properties
Real estate assets are stated at cost. Construction and improvement costs incurred in connection with the development of new properties or the redevelopment of existing properties are capitalized to the extent the total carrying value of the property does not exceed the estimated fair value of the completed property. Real estate taxes and interest costs incurred during construction periods are capitalized. Capitalized interest costs are based on qualified expenditures and interest rates in place during the construction period. Capitalized real estate taxes and interest costs are amortized over lives which are consistent with the constructed assets.
Pre-development costs, which generally include legal and professional fees and other directly-related third-party costs, are capitalized as part of the property being developed. In the event a development is no longer deemed to be probable, the costs previously capitalized are expensed.

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Tenant improvements, either paid directly or in the form of construction allowances paid to tenants, are capitalized and depreciated over the average lease term. Maintenance and repairs are charged to expense when incurred. Expenditures for significant betterments and improvements are capitalized.
Our real estate assets, including developments in progress, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. A real estate asset is considered to be impaired when the estimated future undiscounted operating cash flow is less than its carrying value. To the extent an impairment has occurred, the excess of the carrying value of the asset over its estimated fair value will be expensed to operations.
Depreciation or amortization expense is computed using the straight-line method based upon the following estimated useful lives:

Years

Buildings and improvements	40-45
Equipment, tenant improvements and fixtures	5-10

Acquisitions of Operating Properties
Acquisitions of properties are accounted for utilizing the purchase method and, accordingly, the results of operations of acquired properties are included in our results of operations from the respective dates of acquisition. Estimates of future cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place at-market tenant leases, acquired above and below-market tenant and ground leases and tenant relationships. Initial valuations are subject to change until such information is finalized no later than 12 months from the acquisition date.
The fair values of tangible assets are determined on an “if vacant” basis. The “if-vacant” fair value is allocated to land, where applicable, buildings, tenant improvements and equipment based on comparable sales and other relevant information obtained in connection with the acquisition of the property.
The estimated fair value of acquired in-place at-market tenant leases are the costs we would have incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimate includes the fair value of leasing commissions, legal costs and tenant coordination costs that would be incurred to lease the property to this occupancy level. Additionally, we evaluate the time period over which such occupancy level would be achieved and include an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period, which generally ranges up to one year. Acquired in-place at-market tenant leases are amortized over the average lease term.
Intangible assets and liabilities are also recorded for above-market and below-market in-place tenant and ground leases where we are either the lessor or the lessee. Above-market and below-market in-place tenant and ground lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received or paid pursuant to the in-place leases and our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal to the remaining non-cancelable term of the leases. Above and below-market lease values are amortized over the remaining non-cancelable terms of the respective leases (approximately five years for tenant leases and approximately 50 years for ground leases).
Due to existing contacts and relationships with tenants at our currently owned properties and at properties currently managed for others, no significant value has been ascribed to the tenant relationships at the acquired properties.

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill is not amortized but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. An impairment loss for an asset group is allocated to the long-lived assets of the group on a pro-rata basis using the relative carrying amounts of those assets, unless the fair value of specific components of the reporting group are determinable without undue cost and effort.

Investments in Unconsolidated Real Estate Affiliates
We account for investments in joint ventures where we own a non-controlling joint interest using the equity method. Under the equity method, the cost of our investment is adjusted for our share of the equity in earnings of such Unconsolidated Real Estate Affiliates from the date of acquisition and reduced by distributions received. Generally, the operating agreements with respect to our Unconsolidated Real Estate Affiliates provide that assets, liabilities and funding obligations are shared in accordance with our ownership percentages. Therefore, we generally also share in the profit and losses, cash flows and other matters relating to our Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. Except for Retained Debt (as described in Note 5), differences between the carrying value of our investment in the Unconsolidated Real Estate Affiliates and our share of the underlying equity of such Unconsolidated Real Estate Affiliates are amortized over lives ranging from five to forty years.
For those joint ventures where we own less than a 5% interest and have virtually no influence on the joint venture’s operating and financial policies, we account for our investments using the cost method.

Cash and Cash Equivalents and Investments in Marketable Securities
Highly-liquid investments with maturities at dates of purchase of three months or less are classified as cash equivalents.
Investments in marketable securities with maturities at dates of purchase in excess of three months are carried at amortized cost as it is our intention to hold these investments until maturity. Most investments in marketable securities are held in an irrevocable trust for participants in our non-qualified defined contribution plans which were acquired with the TRC Merger, are classified as trading securities and are carried at market value with changes in values recognized in earnings. Other investments in marketable equity securities subject to significant restrictions on sale or transfer are classified as available-for-sale and are carried at market value with unrealized changes in values recognized in other comprehensive income.

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

Deferred Expenses
Deferred expenses consist principally of financing fees and leasing costs and commissions. Deferred financing fees are amortized to interest expense using the interest method (or other methods which approximate the interest method) over the terms of the respective agreements. Deferred leasing costs and commissions are amortized using the straight-line method over the average life of the tenant leases. Deferred expenses in our Consolidated Balance Sheets are shown at cost, net of accumulated amortization of $147.5 million as of December 31, 2005 and $128.3 million as of December 31, 2004.

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minority Interests — Common (Note 12)
Income is allocated to the holders of the Common Units (the “OP Minority Interests”) based on their ownership percentage of the Operating Partnership. This ownership percentage, as well as the total net assets of the Operating Partnership, change when additional shares of our common stock or Common Units are issued. Such changes result in an allocation between stockholders’ equity and Minority Interests — Common in the Consolidated Balance Sheets. Due to the number of such capital transactions that occur each period, we have presented a single net effect of all such allocations for the period as the “Adjustment for Minority Interest in Operating Partnership” in our Consolidated Statements of Stockholders’ Equity (rather than separately allocating the minority interest for each individual capital transaction).

Treasury Stock
We account for repurchases of common stock using the cost method with common stock in treasury classified in the Consolidated Balance Sheets as a reduction of stockholders’ equity. Treasury stock is reissued at average cost.

Revenue Recognition and Related Matters
Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates and accretion related to above and below-market tenant leases on acquired properties as follows:

	2005	2004	2003

	(In thousands)
Lease termination fees	$14,534	$7,942	$9,694
Above and below-market tenant lease accretion	34,692	27,591	16,551
Straight-line rents receivable, which represent the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases, of approximately $123.5 million as of December 31, 2005 and $91.8 million as of December 31, 2004 are included in accounts and notes receivable, net in our Consolidated Balance Sheets.
We provide an allowance for doubtful accounts against the portion of accounts receivable, including straight-line rents, which is estimated to be uncollectible. Such allowances are reviewed periodically based upon our recovery experience. We also evaluate the probability of collecting future rent which is recognized currently under a straight-line methodology. This analysis considers the long-term nature of our leases, as a certain portion of the straight-line rent currently recognizable will not be billed to the tenant until many years into the future. Our experience relative to unbilled deferred rent receivable is that a certain portion of the amounts straight-lined into revenue are never collected from (or billed to) the tenant due to early lease terminations. For that portion of the otherwise recognizable deferred rent that is not deemed to be probable of collection, no revenue is recognized. Accounts receivable in our Consolidated Balance Sheets are shown net of an allowance for doubtful accounts of $54.6 million as of December 31, 2005 and $48.6 million as of December 31, 2004.
Overage rents are recognized on an accrual basis once tenant sales exceed contractual tenant lease thresholds. Recoveries from tenants are established in the leases or computed based upon a formula related to real estate taxes, insurance and other shopping center operating expenses and are generally recognized as revenues in the period the related costs are incurred.
Management and other fees primarily represent management and leasing fees, construction fees financing fees and fees for other ancillary services performed by GGMI and other subsidiaries (generally TRS entities owned

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
by TRCLP) for the benefit of the Unconsolidated Real Estate Affiliates and for independent third-party investors. Such fees are recognized as revenue as the services are rendered.
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
Cost of land sales is determined as a specified percentage of land sales revenues recognized for each community development project. The cost ratios used are based on actual costs incurred and estimates of development costs and sales revenues to completion of each project. The ratios are reviewed regularly and revised for changes in sales and cost estimates or development plans. Significant changes in these estimates or future development plans, whether due to changes in market conditions or other factors, could result in changes to the cost ratio used for a specific project. The specific identification method is used to determine cost of sales for certain parcels of land, including acquired parcels we do not intend to develop or for which development is complete at the date of acquisition.

Income Taxes (Note 7)
Deferred income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. An increase or decrease in the valuation allowance that results from a change in circumstances, and which causes a change in our judgment about the realizability of the related deferred tax asset, is included in the current tax provision.

Earnings Per Share (“EPS”)
Basic earnings per share (“EPS”) is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all potentially dilutive common shares. The dilutive effects of convertible securities are computed using the “if-converted” method and the dilutive effects of options, warrants and their equivalents (including fixed awards and nonvested stock issued under stock-based compensation plans) are computed using the “treasury stock” method.
Dilutive EPS excludes anti-dilutive options where the exercise price was higher than the average market price of our common stock and options for which conditions for issuance were not achieved. Such options totaled 1,026,777 in 2005, 1,590,974 in 2004 and 21,000 in 2003. Outstanding Common Units have also been excluded from the diluted earnings per share calculation because there would be no effect on EPS as the minority interests’ share of income would also be added back to net income.

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Information related to our EPS calculations is summarized as follows:

	Years Ended December 31,

	2005		2004		2003

	Basic	Diluted	Basic	Diluted	Basic		Diluted

	(In thousands)
Numerators:
Income from continuing operations	$63,867	$63,867	$252,868	$252,868	$255,563		$255,563
Convertible preferred stock dividends	—	—	—	—	(13,030	)*	—

Income from continuing operations available to common stockholders	63,867	63,867	252,868	252,868	242,533		255,563
Discontinued operations, net of minority interest	11,686	11,686	14,984	14,984	7,848		7,848

Net income available to common stockholders	$75,553	$75,553	$267,852	$267,852	$250,381		$263,411

Denominators:
Weighted average number of common shares outstanding — basic	237,673	237,673	220,149	220,149	200,875		200,875
Effect of dilutive securities — options (and PIERS in 2003*)	—	796	—	680	—		14,204

Weighted average number of common shares outstanding	237,673	238,469	220,149	220,829	200,875		215,079

*	For the year ended December 31, 2003, the effect of the issuance of the PIERS is dilutive and, therefore, no adjustment of net income is made as the PIERS dilution is reflected in the denominator of the diluted EPS calculation.
Derivative Financial Instruments
We use derivative financial instruments to reduce risk associated with movements in interest rates. We may choose or be required by lenders to reduce cash flow and earnings volatility associated with interest rate risk exposure on variable-rate borrowings and/or forecasted fixed-rate borrowings by entering into interest rate swaps or interest rate caps. We do not use derivative financial instruments for speculative purposes.
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
Parties to interest rate exchange agreements are subject to market risk for changes in interest rates and risk of credit loss in the event of nonperformance by the counterparty. We do not require any collateral under these agreements, but deal only with highly-rated financial institution counterparties (which, in certain cases, are also the lenders on the related debt) and expect that all counterparties will meet their obligations.

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Substantially all of our interest rate swap and other derivative financial instruments that we used in 2005, 2004 and 2003 qualified as cash flow hedges and hedged our exposure to forecasted interest payments on variable-rate LIBOR-based debt. Accordingly, the effective portion of the instruments’ gains or losses is reported as a component of other comprehensive income and reclassified into earnings when the related forecasted transactions affect earnings. If we discontinue a cash flow hedge because it is no longer probable that the original forecasted transaction will occur, the net gain or loss in accumulated other comprehensive income (loss) is immediately reclassified into earnings. If we discontinue a cash flow hedge because the variability of the probable forecasted transaction has been eliminated, the net gain or loss in accumulated other comprehensive income (loss) is reclassified to earnings.
We have not recognized any losses as a result of hedge discontinuance and the expense that we recognized related to changes in the time value of interest rate cap agreements and ineffective hedges was insignificant for 2005, 2004 and 2003.
Amounts receivable or payable under interest rate cap and swap agreements are accounted for as adjustments to interest expense on the related debt.
Fair Value of Financial Instruments
The fair values of our financial instruments approximate their carrying value in our financial statements except for debt. We estimated the fair value of our debt based on quoted market prices for publicly-traded debt and on the discounted estimated future cash payments to be made for other debt. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assume the debt is outstanding through maturity and consider the debt’s collateral (if applicable). We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.

	2005		2004

	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

	(In millions)
Fixed-rate debt	$13,906	$13,960	$11,120	$11,368
Variable-rate debt	6,513	6,430	9,191	9,187

	$20,419	$20,390	$20,311	$20,555

Stock Options (Note 10)
During the second quarter of 2002, we elected to prospectively adopt the fair value based employee stock-based compensation expense recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”). We had previously applied the intrinsic value based expense recognition provisions set forth in APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB 25”). Under APB 25, compensation cost is recognized for awards of shares of common stock or stock options only if the quoted market price of the stock as of the grant date (or other measurement date, if later) is greater than the amount the grantee must pay to acquire the stock. Had compensation costs for options granted prior to second quarter of 2002 been determined in accordance with SFAS 123, our net income available to common stockholders would have been nominally reduced but there would have been no effect on reported basic or diluted earnings per share.

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Foreign Currency Translation
The functional currency for our joint venture in Brazil is its local currency. Assets and liabilities of this investment are translated at the rate of exchange in effect on the balance sheet date. Translation adjustments resulting from this process are accumulated in stockholders’ equity as a component of accumulated other comprehensive income (loss).

Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, provision for income taxes, recoverable amounts of receivables, deferred taxes, initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to acquisitions, and cost ratios and completion percentages used for land sales. Actual results could differ from these and other estimates.

Reclassifications
Certain amounts in the 2004 and 2003 consolidated financial statements, including discontinued operations (Note 4), have been reclassified to conform to the current year presentation. In addition, in the Consolidated Statement of Cash Flows for the year ended December 31, 2005, certain expenditures relating to our master planned communities are presented as operating activities. Such changes were previously presented as investing activities. Additionally, proceeds from the sale of marketable securities designated as trading, have been presented as operating activities. Such proceeds were previously presented as investing activities. The accompanying Consolidated Statements of Cash Flows for the years ended December 31, 2004, have been restated for such land sales amounts, and proceeds from the sale of marketable securities designated as trading and certain other minor items consistent with the 2005 presentation. This restatement resulted in a $32.5 million decrease to operating cash flows and corresponding increases to investing and financing cash flows from the amounts previously reported in 2004.

Note 3	Acquisitions and Intangibles

The Rouse Company
We acquired TRC, a real estate development and management company, on November 12, 2004 through the TRC Merger. Immediately following the TRC Merger, TRC was, through a series of transactions, converted to a limited partnership (“TRCLP”) wholly-owned by the Operating Partnership and its subsidiaries. The results of TRCLP’s operations have been included in our consolidated financial statements since that date.
The following table summarizes the estimated fair values of the assets acquired at the date of acquisition, including adjustments made during 2005 based on additional information. The TRC merger was effected by

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
the purchase of all of TRC’s outstanding stock at a cost of approximately $6.8 billion and the assumption of TRC liabilities (approximately $7.5 billion, including approximately $5.1 billion of existing TRC debt).

		Revisions/
	Initial Estimate	Reclassifications	Final Valuation
	November 12, 2004	Non-Cash	November 12, 2005

	(In thousands)
Land	$1,314,711	$(2,720)	$1,311,991
Buildings and equipment	8,206,370	(24,808)	8,181,562
Developments in progress	383,996	(52,904)	331,092
Investment in and loans to Unconsolidated Real Estate Affiliates	1,236,299	49,203	1,285,502
Investment land and land held for development and sale	1,645,700	54,079	1,699,779
Cash and cash equivalents	29,077	—	29,077
Accounts and notes receivables	84,424	(2,470)	81,954
Prepaid expenses and other assets:
Below-market ground leases	382,328	(23,804)	358,524
Above-market tenant leases	141,048	(32,830)	108,218
Deferred tax assets	145,243	(143,004)	2,239
Other	401,527	(18,736)	382,791
Goodwill	356,796	63,828	420,624

Total purchase price	$14,327,519	$(134,166)	$14,193,353

The estimated fair value of liabilities assumed were also reduced by approximately $126 million as additional information became available.
Other Acquisitions
In 2005, we made the following acquisitions, with a total purchase price of approximately $130 million.

Acquisition Date

20% ownership interest in Zaratustra Mall (through Cencom, S.A. (Brazil))	August 3
50% ownership interest in Pinnacle Hills Promenade (through Rogers Retail L.L.C.)	September 30
50% ownership interest in Circle T Power Center (through 170 Retail Associates, LTD)	October 31
50% ownership interest in Whalers Village (through GGP-TRS, L.L.C.)	November 1

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Additional acquisitions in 2004 included the following:

		Gross
	Acquisition	Purchase
	Date	Price

	(In millions)
50% ownership interest in Burlington Town Center	January 7	$10.25
Redlands Mall	January 16	14.25
The remaining 50% ownership interest in Town East Mall	March 1	44.5
Four Seasons Town Centre	March 5	161.0
50% ownership interest in GSG de Costa Rica SRL	April 30	9.7
50% ownership interest in Riverchase Galleria	May 11	166.0
Mall of Louisiana	May 12	265.0
Grand Canal Shoppes	May 17	766.0
50% ownership interest in GGP/ NIG Brazil	July 30	7.0
Stonestown Galleria	August 13	312.0
In addition to the acquisitions discussed above, we have entered into a separate agreement (the “Phase II Agreement”) to acquire the multi-level retail space that is planned to be part of The Palazzo in Las Vegas, Nevada that will be connected to the existing Venetian and the Sands Expo and Convention Center facilities (the “Phase II Acquisition”) and the Grand Canal Shoppes listed above. The Palazzo is currently under construction and is expected to be completed in 2007. If completed as specified under the terms of the Phase II Agreement, we will purchase, payable upon grand opening, the Phase II Acquisition retail space at a price computed on a 6% capitalization rate on the projected net operating income of the Phase II retail space, as defined by the Phase II Agreement (“Phase II NOI”), up to $38 million and on a capitalization rate of 8% on Phase II NOI in excess of $38 million, all subject to a minimum purchase price of $250 million. Based on current construction plans, progress and estimated rents, we believe the actual purchase price will be approximately $600 million. The Phase II Agreement is subject to the satisfaction of customary closing conditions.
Accounting for Acquisitions and Intangibles
Acquisitions of properties are accounted for utilizing the purchase method and, accordingly, the results of operations of the acquired properties are included in our results of operations subsequent to the respective dates of acquisition. The purchase prices for all property acquisitions are subject to certain prorations and adjustments. Estimates of future cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment and identifiable intangible assets and liabilities.

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following table summarizes our intangible assets and liabilities:

	Gross Asset	Accumulated	Net Carrying
	(Liability)	Amortization	Amount

	(In thousands)
December 31, 2005
Tenant leases:
In-place value	$664,444	$176,190	$488,254
Above-market	106,117	29,023	77,094
Below-market	(293,967)	(111,697)	(182,270)
Ground leases:
Above-market	(16,968)	(535)	(16,433)
Below-market	358,524	8,736	349,788
Real estate tax stabilization agreement	91,879	4,691	87,188
December 31, 2004
Tenant leases:
In-place value	$595,162	$29,495	$565,667
Above-market	141,701	2,883	138,818
Below-market	(303,427)	(51,444)	(251,983)
Ground leases:
Above-market	(17,077)	(66)	(17,011)
Below-market	398,510	1,125	397,385
Real estate tax stabilization agreement	94,168	654	93,514
Amortization of these intangible assets and liabilities, and similar assets and liabilities from our Unconsolidated Real Estate Affiliates, increased (decreased) net income by approximately $(157.5) million in 2005, $8.4 million in 2004 and $19.6 million in 2003.
Future amortization, including our share of such items from Unconsolidated Real Estate Affiliates, is estimated to decrease net income by approximately $190 million in 2006, $160 million in 2007, $110 million in 2008, $50 million in 2009, and $20 million in 2010.

Note 4	Discontinued Operations and Gains on Dispositions of Interests in Operating Properties
On December 21, 2005, as approved in December 2005 by our Board of Directors, we sold 7 buildings totaling approximately 705,000 square feet located in the Hunt Valley Business Community in Hunt Valley, Maryland and 14 office buildings totaling approximately 402,000 square feet in the Rutherford Business Center, Woodlawn, Maryland. These 21 properties in Baltimore County were sold at an aggregate sale price of approximately $124.5 million, which was paid in cash at closing. We recognized approximately $4.9 million in gain, before minority interest, on the disposition of these office properties.
On December 23, 2005, as approved in December 2005 by our Board of Directors, we sold a sixteen building, 952,000 square foot portfolio of industrial buildings for approximately $57 million, which was paid in cash at closing. The portfolio is comprised of 10 buildings totaling 582,000 square feet in the Hunt Valley Business Community and six buildings totaling 370,000 square feet in the Rutherford Business Center in suburban Baltimore. The portfolio also includes three land parcels totaling more than 18 acres. We recognized gain of approximately $1.4 million, before minority interest, on the disposition of these industrial properties.

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The carrying amounts for these properties as of December 31, 2004 were as follows:

(In thousands)
Land	$57,132
Buildings and equipment, net	102,691
Other assets	4,459
Mortgage notes payable	(21,963)
Accounts payable and accrued expenses	(1,499)

Net	$140,820

In August 2004, our Board of Directors approved plans to dispose of certain of the commercial/ business properties originally acquired in the JP Realty acquisition in July 2002. The sale closed on November 1, 2004 for $67.4 million and a gain of approximately $11.2 million was recognized.
In March, 2003, our Board of Directors approved and we sold McCreless Mall in San Antonio, Texas for $15.0 million and a gain of approximately $4.0 million. McCreless Mall was purchased in 1998 as part of a portfolio of eight shopping centers.
Pursuant to SFAS No. 144, the operations of these properties (net of minority interests) have been reported as discontinued operations in the accompanying consolidated financial statements. Revenues and income before minority interests were as follows:

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Revenues:
Hunt Valley/ Rutherford	$24,275	$2,813	$—
JP Realty commercial/business properties	—	6,118	7,937
McCreless	—	—	859

Total	$24,275	$8,931	$8,796

Net income:
Hunt Valley/Rutherford	$8,067	$983	$—
JP Realty commercial/business properties	—	3,801	5,030
McCreless	—	—	292

Total	$8,067	$4,784	$5,322

Note 5	Unconsolidated Real Estate Affiliates
The Unconsolidated Real Estate Affiliates constitute our non-controlling investment in real estate joint ventures that own and/or develop shopping centers, residential and commercial land, and other retail and investment property. Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. We manage most of the properties owned by these joint ventures. Some of the joint ventures have elected to be taxed as REITs. Since we have joint interest and control of the Unconsolidated Properties with our venture partners, we account for these joint ventures using the equity method.
In certain circumstances, we are obligated (or can elect) to fund debt (“Retained Debt”) in excess of our pro rata share of the debt of our Unconsolidated Real Estate Affiliates. In general, we elect to have retained debt in exchange for a reduced capital contribution by us when properties are acquired subject to existing financing.

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
We are obligated to fund all amounts related to Retained Debt, including any shortfalls in subsequent sales or refinancing proceeds to the extent of such Retained Debt. Such Retained Debt totaled $302.7 million as of December 31, 2005 and $148.7 million as of December 31, 2004, and has been reflected as a reduction in our investment in Unconsolidated Real Estate Affiliates.
The significant accounting policies used by the Unconsolidated Real Estate Affiliates are the same as ours.
New York State Common Retirement Fund (“NYSCRF”), our partner in GGP/ Homart, Inc. (“GGP/ Homart”), has an exchange right which permits it to convert its ownership interest in GGP/ Homart to shares of General Growth common stock. If this exchange right is exercised, we may alternatively satisfy it in cash.
During certain periods in 2006 or 2009, our partner in GGP Ivanhoe IV, Inc. has the right to require us to purchase all of its GGP Ivanhoe IV, Inc. common stock for a purchase price equal to the fair value of such stock. We can, at our election, satisfy this obligation in any combination of cash or General Growth common stock.

Condensed Combined Financial Information of Unconsolidated Real Estate Affiliates
Following is summarized financial information for our Unconsolidated Real Estate Affiliates as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003.

	December 31,

	2005	2004

	(In thousands)
Condensed Combined Balance Sheets — Unconsolidated Real Estate Affiliates
Assets:
Land	$919,532	$852,137
Buildings and equipment	7,658,896	7,398,555
Less accumulated depreciation	(1,304,226)	(982,616)
Developments in progress	425,057	220,486

Net property and equipment	7,699,259	7,488,562
Investment in unconsolidated joint ventures	89,430	56,362
Investment land and land held for sale and development	259,386	257,555

Net investment in real estate	8,048,075	7,802,479
Cash and cash equivalents	194,494	134,399
Accounts and notes receivable, net	161,218	119,444
Deferred expenses, net	148,561	175,447
Prepaid expenses and other assets	259,480	261,463

Total assets	$8,811,828	$8,493,232

Liabilities and Owners’ Equity:
Mortgage notes and other property debt payable	$6,325,118	$5,601,137
Accounts payable and accrued expenses	455,596	417,324
Owners’ equity	2,031,114	2,474,771

Total liabilities and owners’ equity	$8,811,828	$8,493,232

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,

	2005	2004

	(In thousands)
Investment In and Loans To/ From Unconsolidated Real Estate Affiliates
Owners’ equity	$2,031,114	$2,474,771
Less joint venture partners’ equity	(1,188,150)	(1,258,133)
Capital or basis differences and loans	975,133	728,903

Investment in and loans to/from Unconsolidated Real Estate Affiliates	$1,818,097	$1,945,541

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Condensed Combined Statements of Operations — Unconsolidated Real Estate Affiliates
Revenues:
Minimum rents	$792,708	$569,347	$559,060
Tenant recoveries	364,645	264,907	272,537
Overage rents	28,592	21,421	15,593
Land sales	158,181	38,681	—
Other	126,503	35,082	15,414

Total revenues	1,470,629	929,438	862,604

Expenses:
Real estate taxes	112,010	77,513	78,449
Repairs and maintenance	87,449	59,051	64,864
Marketing	29,563	25,859	27,504
Other property operating costs	239,404	144,894	117,387
Land sales operations	89,560	18,101	—
Provision for doubtful accounts	10,071	5,389	3,197
Property management and other costs	59,423	47,042	48,807
General and administrative	3,267	7,759	2,099
Depreciation and amortization	254,542	170,530	157,776

Total expenses	885,289	556,138	500,083

Operating income	585,340	373,300	362,521
Interest income	14,430	3,779	5,757
Interest expense	(303,447)	(179,807)	(174,862)
Equity in income of unconsolidated joint ventures	5,384	4,337	3,933

Net income	$301,707	$201,609	$197,349

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,

	2005	2004	2003

	(In thousands)
Equity In Income of Unconsolidated Real Estate Affiliates
Net income of Unconsolidated Real Estate Affiliates	$301,707	$201,609	$197,349
Joint venture partners’ share of income of Unconsolidated Real Estate Affiliates	(157,152)	(103,768)	(98,226)
Amortization of capital or basis differences	(22,998)	(9,633)	(3,263)
Elimination of Unconsolidated Real Estate Affiliates loan interest	(571)	(17)	(1,380)

Equity in income of Unconsolidated Real Estate Affiliates	$120,986	$88,191	$94,480

Condensed Financial Information of Individually Significant Unconsolidated Real Estate Affiliates
The following is summarized financial information for certain individually significant Unconsolidated Real Estate Affiliates as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003.
We own 50% of the common stock of GGP/ Homart Inc. (“GGP/ Homart”), a REIT. The remaining 50% interest in GGP/ Homart is owned by NYSCRF. GGP/Homart owns 23 retail properties. We own 50% of the membership interest of GGP/ Homart II L.L.C. (“GGP/ Homart II”), a limited liability company. The remaining 50% interest in GGP/ Homart II is owned by NYSCRF. GGP/Homart II owns 12 retail properties. In addition, we own 50% of the membership interest in GGP-TRS, L.L.C. (“GGP/ Teachers”), a limited liability company. The remaining 50% interest in GGP/ Teachers is owned by the Teachers’ Retirement System of the State of Illinois. GGP/ Teachers owns six retail properties. Our investment in such affiliates varies from a strict 50% ownership due to capital or basis differences on loans and related amortization.

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	GGP/Homart

	December 31,	December 31,
	2005	2004

	(In thousands)
Assets:
Land	$146,527	$146,777
Buildings and equipment	1,796,336	1,765,800
Less accumulated depreciation	(452,809)	(389,682)
Developments in progress	30,009	8,586
Investment in unconsolidated joint ventures	8,788	10,898

Net investment in real estate	1,528,851	1,542,379
Cash and cash equivalents	65,612	20,319
Accounts receivable, net	48,137	39,252
Deferred expenses, net	46,709	48,970
Prepaid expenses and other assets	18,333	56,482

Total assets	$1,707,642	$1,707,402

Liabilities and Stockholders’ Equity:
Mortgage notes and other property debt payable	$1,579,717	$1,469,938
Accounts payable and accrued expenses	58,710	63,559
Stockholders’ equity	69,215	173,905

Total liabilities and stockholders’ equity	$1,707,642	$1,707,402

	GGP/Homart II

	December 31,	December 31,
	2005	2004

	(In thousands)
Assets:
Land	$190,787	$190,707
Buildings and equipment	2,014,151	1,957,969
Less accumulated depreciation	(264,434)	(205,637)
Developments in progress	148,453	63,970

Net investment in real estate	2,088,957	2,007,009
Cash and cash equivalents	47,781	23,149
Accounts receivable, net	32,644	32,265
Deferred expenses, net	56,223	59,102
Prepaid expenses and other assets	116,234	36,236

Total assets	$2,341,839	$2,157,761

Liabilities and Members’ Capital:
Mortgage notes and other property debt payable	$1,666,979	$1,331,301
Accounts payable and accrued expenses	81,064	81,691
Members’ capital	593,796	744,769

Total liabilities and members’ capital	$2,341,839	$2,157,761

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	GGP/Teachers

	December 31,	December 31,
	2005	2004

	(In thousands)
Assets:
Land	$176,761	$125,378
Buildings and equipment	879,828	703,700
Less accumulated depreciation	(64,795)	(44,147)
Developments in progress	18,431	20,847

Net investment in real estate	1,010,225	805,778
Cash and cash equivalents	16,531	19,658
Accounts receivable, net	9,725	7,990
Deferred expenses, net	13,220	8,423
Prepaid expenses and other assets	3,968	3,267

Total assets	$1,053,669	$845,116

Liabilities and Members’ Capital:
Mortgage notes and other property debt payable	$786,025	$466,580
Accounts payable and accrued expenses	82,574	67,017
Members’ capital	185,070	311,519

Total liabilities and members’ capital	$1,053,669	$845,116

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	GGP/Homart

	2005	2004	2003
Years ended December 31,
	(In thousands)
Revenues:
Minimum rents	$226,936	$214,448	$208,685
Tenant recoveries	95,752	91,867	91,476
Overage rents	9,312	8,266	6,241
Other	10,660	7,469	6,388

Total revenues	342,660	322,050	312,790

Expenses:
Real estate taxes	29,745	27,845	26,852
Repairs and maintenance	26,748	25,890	25,482
Marketing	9,294	9,683	9,576
Other property operating costs	36,590	41,975	41,468
Provision for doubtful accounts	1,088	1,487	1,040
Property management and other costs	20,835	19,355	18,846
General and administrative	434	2,756	755
Depreciation and amortization	68,578	66,430	61,778

Total expenses	193,312	195,421	185,797

Operating income	149,348	126,629	126,993
Interest income	4,588	1,817	1,185
Interest expense	(84,684)	(81,120)	(74,813)
Equity in income of unconsolidated joint ventures	5,384	4,337	3,933

Net income	$74,636	$51,663	$57,298

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	GGP/Homart II

	2005	2004	2003
Years ended December 31,
	(In thousands)
Revenues:
Minimum rents	$194,938	$184,418	$177,752
Tenant recoveries	92,862	90,958	85,194
Overage rents	6,432	5,530	5,552
Other	8,543	5,352	5,823

Total revenues	302,775	286,258	274,321

Expenses:
Real estate taxes	27,132	27,030	24,493
Repairs and maintenance	19,671	18,734	18,454
Marketing	8,726	9,504	9,271
Other property operating costs	29,518	34,268	34,496
Provision for doubtful accounts	3,125	1,591	1,733
Property management and other costs	17,468	16,176	15,892
General and administrative	1,913	4,282	577
Depreciation and amortization	61,923	56,394	53,243

Total expenses	169,476	167,979	158,159

Operating income	133,299	118,279	116,162
Interest income	7,358	1,492	4,188
Interest expense	(77,285)	(55,780)	(60,491)

Net income	$63,372	$63,991	$59,859

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	GGP/Teachers

	2005	2004	2003
Years ended December 31,
	(In thousands)
Revenues:
Minimum rents	$87,014	$83,464	$78,252
Tenant recoveries	40,033	38,473	39,329
Overage rents	2,888	2,736	1,844
Other	2,378	1,831	1,132

Total revenues	132,313	126,504	120,557

Expenses:
Real estate taxes	11,130	10,868	11,756
Repairs and maintenance	7,405	7,472	8,321
Marketing	3,610	3,424	3,383
Other property operating costs	13,551	16,538	16,235
Provision for doubtful accounts	440	445	250
Property management and other costs	7,424	6,716	6,383
General and administrative	875	302	711
Depreciation and amortization	21,385	20,578	17,399

Total expenses	65,820	66,343	64,438

Operating income	66,493	60,161	56,119
Interest income	723	287	274
Interest expense	(27,030)	(15,499)	(14,939)

Net income	$40,186	$44,949	$41,454

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 6     Mortgage Notes and Other Property Debt Payable
Mortgage notes and other property debt payable are summarized as follows:

	December 31,

	2005	2004

	(In thousands)
Fixed-rate debt:
Commercial mortgage-backed securities	$1,181,895	$1,201,291
Other collateralized mortgage notes and other property debt payable	11,092,544	8,167,894
Corporate and other unsecured term loans	1,631,257	1,750,882

Total fixed-rate debt	13,905,696	11,120,067

Variable-rate debt:
Commercial mortgage-backed securities	306,270	361,239
Other collateralized mortgage notes and other property debt payable	888,842	2,189,059
Credit facilities	180,500	150,000
Corporate and other unsecured term loans	5,137,567	6,490,582

Total variable-rate debt	6,513,179	9,190,880

Total	$20,418,875	$20,310,947

As of December 31, 2005, approximately $20.1 billion of land, buildings and equipment and investment land and land held for development and sale (before accumulated depreciation) have been pledged as collateral for our mortgage notes and other debt payable. Certain properties, including those within the portfolios collateralized by commercial mortgage-backed securities, are subject to financial performance covenants, primarily debt service coverage ratios.
Our mortgage notes and other debt payable have various maturities through 2095. The weighted-average remaining term of our mortgage notes and other property debt payable was 4.2 years as of December 31, 2005.
Commercial Mortgage-Backed Securities
In December 2001, the Operating Partnership and certain Unconsolidated Real Estate Affiliates completed the placement of non-recourse commercial mortgage pass-through certificates (the “GGP MPTC”). The principal amount of the GGP MPTC is attributed to the Operating Partnership, GGP/Homart, GGP/Homart II and GGP Ivanhoe III. In addition, in November 1997 (refinanced in November 2004), the Operating Partnership and GGP Ivanhoe I completed the placement of non-recourse commercial mortgage backed securities (the “CMBS 13”).
The commercial mortgage-backed securities have cross-default provisions and are cross-collateralized. Under certain cross-default provisions, a default under any mortgage note included in a cross-defaulted package may constitute a default under all such mortgage notes in the package and may lead to acceleration of the indebtedness due on each property within the collateral package. In general, the cross-defaulted properties are

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
under common ownership, however, certain unconsolidated debt is cross-defaulted and cross-collateralized by consolidated debt as follows:

	Outstanding Balance		Number of Collateralized Properties

	Consolidated	Unconsolidated	Consolidated	Unconsolidated

	(Dollars in millions)
GGP MPTC	$619.4	$291.4	4	5
CMBS 13	868.8	138.6	11	2
As of December 31, 2005, the weighted-average interest rate on the fixed-rate commercial mortgage-backed securities was 5.38% (range of 4.15% to 6.71%). The weighted-average interest rate on variable-rate commercial mortgage-backed securities, excluding the impact of interest rate swaps, was 5.29% (range of LIBOR (4.39% at December 31, 2005) plus 80 to 92 basis points).
Other Collateralized Mortgage Notes and Other Property Debt Payable
Collateralized mortgage notes and other property debt payable consist primarily of non-recourse notes collateralized by individual properties and equipment. Substantially all of the mortgage notes are non-recourse to us. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium or a percentage of the loan balance.
The fixed-rate collateralized mortgage notes and other debt payable bear interest ranging, excluding the impact of interest rate swaps, from 3.13% to 11.27%. The variable-rate collateralized mortgage notes and other debt payable bear interest at LIBOR plus 75 to 213 basis points.
2004 Credit Facility
We entered into a credit agreement on November 12, 2004 to fund the cash portion of the TRC Merger consideration and, with other cash and financing sources, fund other costs of the merger transaction. The terms of the notes that comprised the 2004 Credit Facility are as follows:

		December 31,
	Initial
	Capacity	2005	2004

	(In millions)
Six-month bridge loan	$1,145.0	$—	$749.9
Three-year term loan	3,650.0	3,064.9	3,650.0
Four-year term loan	2,000.0	1,980.0	2,000.0
Revolving credit facility	500.0	180.5	150.0

	$7,295.0	$5,225.4	$6,549.9

The rate on the four-year term loan was reduced by 25 basis points in June 2005 and the rates on the revolving credit facility and three-year term loan were reduced by 50 basis points in September 2005. The weighted-average interest rate on the 2004 Credit Facility, which was refinanced in February 2006 as described below, was LIBOR plus 184 basis points at December 31, 2005.
In February 2006, we entered into several debt agreements. The proceeds of these transactions were used to reduce the amounts outstanding under the 2004 Credit Facility.
On February 24, 2006, we restated the 2004 Credit Facility and entered into a Second Amended and Restated Credit Agreement (the “2006 Credit Facility”). The 2006 Credit Facility provides for a $2.85 billion term loan (the “Term Loan”) and a $650 million revolving credit facility.

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The 2006 Credit Facility has a four year term, with a one year extension option. The interest rate ranges from LIBOR plus 1.15% to LIBOR plus 1.5%, depending on our leverage ratio and assuming we maintain our election to have these loans designated as Eurodollar loans. The current interest rate is LIBOR plus 1.25%. Quarterly principal payments of $12.5 million on the Term Loan begin March 31, 2007, with the balance due at maturity.
Under the terms of the 2006 Credit Facility, we are subject to customary affirmative and negative covenants as we were under the 2004 Credit Facility. If a default occurs, the lenders will have the option of declaring all outstanding amounts immediately due and payable. These events of default include a failure to maintain our REIT status under the Internal Revenue Code, a failure to remain listed on the New York Stock Exchange and such customary events as nonpayment of principal, interest, fees or other amounts, breach of representations and warranties, breach of covenant, cross-default to other indebtedness and certain bankruptcy events.
Concurrently with the 2006 Credit Facility, we also entered into a $1.4 billion term loan (the “Short Term Loan”), TRCLP entered into a $500 million term loan (the “Bridge Loan”) and we issued $200 million of trust preferred securities through GGP Capital Trust I. All of these arrangements are subject to customary affirmative and negative covenants and events of default.
The interest rate on the Short Term Loan is the same as on the 2006 Credit Facility (currently LIBOR plus 1.25%). An $800 million principal payment is due under the Short Term Loan on August 14, 2006, with the balance due on December 31, 2006. We are required to apply the net proceeds of the refinancing of Ala Moana Center toward prepayment of the Short Term Loan.
The Bridge Loan bears interest at LIBOR plus 1.3% until May 24, 2006, and at LIBOR plus 1.55% thereafter, (assuming we maintain our election to have the loan designated as a Eurodollar loan) and is due August 24, 2006. We intend to repay the Bridge Loan with proceeds obtained from the sale of bonds issued by TRCLP.
As mentioned above, GGP Capital Trust I, a Delaware statutory trust (the “Trust”) and a wholly owned subsidiary of GGPLP, completed a private placement of $200 million of floating rate Preferred Securities. The Trust also issued $6.2 million of Common Securities to GGPLP. The Trust used the proceeds from the sale of the Preferred and Common Securities to purchase $206.2 million of floating rate Junior Subordinated Notes of GGPLP due 2036. The Preferred Securities require distributions equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date of original issuance. The Preferred Securities mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if we exercise our right to redeem a like amount of the Junior Subordinated Notes. The Junior Subordinated Notes bear interest at LIBOR plus 1.45%.

Unsecured Term Loans
In conjunction with the TRC Merger, we assumed certain publicly-traded unsecured debt. This debt totaled $1.5 billion at December 31, 2005 and $1.6 billion at December 31, 2004, bears interest at fixed rates ranging from 3.63% to 8.00% and matures at various dates from 2009 to 2013.
In conjunction with our acquisition of JP Realty in 2002, we assumed $100 million of ten-year senior unsecured notes which bear interest at a fixed rate of 7.29% and were issued by PDC in March 1998. The notes require semi-annual interest payments. Annual principal payments of $25 million began in March 2005 and continue until the loan is fully repaid in March 2008.

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Interest Rate Swaps
To achieve a more desirable balance between fixed and variable-rate debt, we have also entered into certain swap agreements as follows:

		2004 Credit
	GGP MPTC	Agreement	Property Specific

Total notional amount (in millions)	$125.0	$350.0	$408.1
Average fixed effective rate (pay rate)	4.59%	3.43%	5.62%
Average variable interest rate of related debt (receive rate)	LIBOR + .92%	LIBOR + 1.75%	LIBOR + 1.60%
Such swap agreements have been designated as cash flow hedges and are intended to hedge our exposure to future interest payments on the related variable-rate debt.

Letters of Credit and Surety Bonds
We had outstanding letters of credit and surety bonds of approximately $210 million as of December 31, 2005. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.
Note 7     Income Taxes
We elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code, commencing with our taxable year beginning January 1, 1993. To be taxed as a REIT, we must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of our ordinary taxable income and to distribute to stockholders or pay tax on 100% of capital gains and to meet certain asset and income tests. It is management’s current intention to adhere to these requirements.
As a REIT, we will generally not be subject to corporate level Federal income tax on taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income or property, and to federal income and excise taxes on our undistributed taxable income. In addition, we are subject to rules which may impose corporate income tax on certain built-in gains recognized upon the disposition of assets owned by our subsidiaries where such subsidiaries (or other predecessors) had formerly been C corporations. These rules apply only where the disposition occurs within certain specified recognition periods. Specifically, in the case of the TRC assets, we may be subject to tax on built-in gain recognized upon the disposition prior to January 1, 2008 of assets owned by TRC on January 1, 1998, the effective date of TRC’s REIT election. At December 31, 2005, the total amount of built-in gains with respect to our assets is substantial. However, to the extent that any such properties are to be sold, we intend to utilize tax strategies such as dispositions through like-kind exchanges and the use of net operating loss carryforwards to limit or offset the amount of such gains and therefore the amount of tax paid.
We also have subsidiaries which we have elected to be treated as taxable real estate investment trust subsidiaries (a “TRS” or “TRS entities”) and which are, therefore, subject to federal and state income taxes. Our primary TRS entities include GGMI, entities which own our master planned community properties and other TRS entities acquired in the TRC Merger. Current federal income taxes of certain of these TRS entities are likely to increase in future years as we exhaust the net loss carry-forwards of these entities and as certain master planned community developments are completed. Such increases could be significant.

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The income tax provision (benefit) for the years ended December 31, 2005 and 2004 primarily related to the TRS entities acquired in the TRC Merger.

	2005	2004

	(In thousands)
Current	$22,050	$390
Deferred	28,596	1,993

Total	$50,646	$2,383

Income tax expense computed by applying the federal corporate tax rate for the years ended December 31, 2005 and 2004 is reconciled to the provision for income taxes as follows:

	2005	2004

	(In thousands)
Tax at statutory rate on earnings from continuing operations before income taxes	$40,080	$89,481
Decrease in valuation allowances, net	(5,114)	(2,110)
State income taxes, net of federal income tax benefit	343	115
Tax at statutory rate on (earnings) loss not subject to federal income taxes and other permanent differences	15,337	(85,103)

Income tax expense	$50,646	$2,383

The income tax provision was insignificant in 2003.
As part of the TRC merger, we acquired a controlling interest in an entity whose assets included a deferred tax asset of approximately $140 million related to $464.5 million of temporary differences (primarily interest deduction carryforwards with no expiration date).
Realization of a deferred tax asset is dependent upon generating sufficient taxable income in future periods. Our net operating loss carryforwards are currently scheduled to expire in subsequent years through 2025. Some of the net operating loss carryforward amounts are subject to annual limitations under Section 382 of the Internal Revenue Code. This annual limitation under Section 382 is subject to modification if a taxpayer recognizes what are called “built-in gain items.” For 2004, the benefit of the entire amount of the net operating loss was recorded and a reserve was established to reflect the limitations caused by Section 382. For 2005, the presentation has changed, but the net amount has remained the same. For 2005, the benefit amount has been reduced to reflect the sum of the annual Section 382 limitations. The valuation amount has likewise been reduced, thereby maintaining the same net deferred tax benefit amount for the net operating loss carryforwards.

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax assets (liabilities) are summarized as follows:

	2005	2004

	(In thousands)
Total deferred tax assets	$12,457	$180,374
Valuation allowance	—	(29,998)

Net deferred tax assets	12,457	150,376
Total deferred tax liabilities	(1,286,576)	(1,414,565)

Net deferred tax assets (liabilities)	$(1,274,119)	$(1,264,189)

Due to the uncertainty of the realization of certain tax carryforwards, we established valuation allowances. The majority of the valuation allowances related to net operating loss carryforwards where there was uncertainty regarding their realizability or limitations under Internal Revenue Code Section 382.
The tax effects of temporary differences and carryforwards included in the net deferred tax assets (liabilities) at December 31, 2005 and 2004 are summarized as follows:

	2005	2004

	(In thousands)
Property, primarily differences in depreciation and amortization, the tax basis of land assets and certain other costs	$(1,266,660)	$(1,329,676)
Deferred income	(236,167)	(146,182)
Interest deduction carryforwards	163,193	154,523
Operating loss and tax credit carryforwards	65,515	57,146

Net deferred tax assets (liabilities)	$(1,274,119)	$(1,264,189)

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
Distributions paid on our common and preferred stock and their tax status are presented in the following table. The tax status of General Growth distributions in 2005, 2004 and 2003 may not be indicative of future periods.

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The portion of distributions shown below as unrecaptured Section 1250 capital gains are designated as capital gain distributions for tax purposes.

	2005	2004	2003

Common shares
Ordinary income	$0.993	$1.260	$1.003
Return of capital	0.497	—	—
Unrecaptured Section 1250 capital gains	—	—	0.017

Distributions per share	$1.490	$1.260	$1.020

Preferred shares*
Ordinary income	$—	$—	$1.403
Unrecaptured Section 1250 capital gains	—	—	0.028

Distributions per share	$—	$—	$1.431

*All outstanding preferred shares of General Growth were redeemed in 2003.
Note 8     Rentals Under Operating Leases
We receive rental income from the leasing of retail and other space under operating leases. The minimum future rentals based on operating leases of our Consolidated Properties held as of December 31, 2005 are as follows:

Year	Amount

(In thousands)
2006	$1,308,641
2007	1,219,607
2008	1,096,938
2009	959,978
2010	804,762
Subsequent	2,817,353
Minimum future rentals exclude amounts which are payable by certain tenants based upon a percentage of their gross sales or as reimbursement of operating expenses and amortization of above and below-market tenant leases.
Such operating leases are with a variety of tenants, the majority of which are national and regional retail chains and local retailers, and consequently, our credit risk is concentrated in the retail industry.

Note 9	Transactions with Affiliates

Property Management and Other Fees
GGMI and other TRS entities recognized fees from the Unconsolidated Real Estate Affiliates of $87.5 million in 2005, $61.8 million in 2004 and $63.0 million in 2003.

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes Receivable — Officers
Notes receivable — officers were fully repaid at December 31, 2005 and at December 31, 2004 were as follows:

2004

(In thousands)
Income tax withholdings reported in Prepaid and Other Assets	$623
Reported as a reduction to Stockholders’ Equity	5,178

$5,801

Between 1998 and April 30, 2002, some of our officers issued $25.0 million of promissory notes to us. The notes were issued in connection with the officers’ exercises of options to purchase 2,703,000 shares of our common stock. The notes bore interest at a rate equal to LIBOR plus 50 basis points, were full recourse to the officers, were collateralized by the shares of our common stock issued upon exercise of such options, provided for quarterly payments of interest and were payable to us on demand.
As of April 30, 2002, our Board of Directors terminated the availability of such loans to officers. In conjunction with this decision, the terms of the promissory notes, including approximately $2.8 million related to income tax withholding payments which we had made on behalf of the officers, were restructured. As of April 30, 2002, each officer repaid at least 60% of the principal and 100% of the interest due under such officer’s note and the remaining amounts, approximately $10.1 million, were represented by amended and restated promissory notes. These amended and restated, full recourse notes were payable in monthly installments of principal and interest (at a market rate which varied monthly computed at LIBOR plus 125 basis points) and were scheduled to be fully repaid in May 2009 (or within 90 days of the officer’s separation from the Company, if earlier). In 2005, voluntary repayments of $.6 million were received in December, $.5 million in September and $4.2 million in February and, therefore, all amounts have been repaid as of December 31, 2005.

Other
In May and June 2005, we purchased the interests in two airplanes from a company whose sole shareholder is one of our directors. The purchase was approved by our Board of Directors. The purchase price was $2.8 million and was based on an independent third party fair market valuation from Net Jets, Inc. As a result of the purchase, we will no longer incur or pay aircraft expenses to this company.

Note 10	Employee Benefit and Stock Plans

Incentive Stock Plans
We grant stock options and restricted stock to attract and retain officers and key employees through the 2003 Incentive Stock Plan and, prior to April 2003, the 1993 Stock Incentive Plan. Stock options are granted by the Compensation Committee of the Board of Directors at an exercise price of not less than 100% of the fair market value of our common stock on the date of the grant. The terms of the options are fixed by the Compensation Committee. Options granted to officers and key employees under the 2003 Incentive Stock Plan are for 5-year terms and under the 1993 Incentive Stock Plan are for 10-year terms. Stock options are generally exercisable in either 33 1/3 % or 20% annual increments beginning on the date of the grants. Options granted to non-employee directors are exercisable in full commencing on the date of grant and are scheduled to expire on the fifth anniversary of the date of the grant. The 2003 Incentive Stock Plan provides for the issuance of up to 9.0 million shares of our common stock.

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
A summary of the status of options granted under the 2003 and 1993 Stock Incentive Plans is presented below.

	2005		2004		2003

		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	1,875,687	$22.17	1,482,087	$14.86	1,590,309	$12.45
Granted	1,352,500	36.13	922,500	30.80	760,500	16.96
Exercised	(610,213)	21.00	(521,100)	16.83	(845,922)	12.28
Forfeited	(71,800)	32.90	(7,800)	11.26	(22,800)	11.76

Outstanding at end of year	2,546,174	$29.57	1,875,687	$22.17	1,482,087	$14.86

Exercisable at end of year	607,174	$25.85	369,687	$19.49	234,087	$13.67
Shares available for future grants	6,645,500		7,994,000		8,971,500
Weighted average per share fair value of options granted during the year	$4.82		$2.97		$1.33
The following table summarizes information about stock options outstanding pursuant to the 2003 and 1993 Stock Incentive Plans as of December 31, 2005:

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
	Number	Average Remaining	Average	Options	Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$9.45 - $14.18	139,900	5.1 years	$13.03	109,900	$12.89
$14.18 - $18.90	517,111	6.9 years	16.74	139,111	16.73
$28.35 - $33.08	685,000	3.1 years	30.94	184,000	30.94
$33.08 - $37.80	1,121,663	3.9 years	35.58	161,663	35.40
$37.80 - $42.53	7,500	4.8 years	40.55	7,500	40.55
$42.53 - $47.26	75,000	4.8 years	45.27	5,000	46.63

Total	2,546,174	4.8 years	$29.57	607,174	$25.85

Threshold-Vesting Stock Options
Under the 1998 Incentive Stock Plan (the “1998 Incentive Plan”), we may also grant stock incentive awards to employees in the form of threshold-vesting stock options (“TSOs”). The exercise price of the TSO is the Fair Market Value (“FMV”) of a share of our common stock on the date the TSO is granted. The threshold price (the “Threshold Price”) which must be achieved for the TSO to vest is determined by multiplying the FMV on the date of grant by the Estimated Annual Growth Rate (currently 7%) and compounding the product over a five-year period. Shares of our common stock must achieve and sustain the Threshold Price for at least 20 consecutive trading days at any time over the five years following the date of grant for the TSO to vest. TSOs granted in 2004 and thereafter must be exercised within 30 days of the vesting date. TSOs granted prior to 2004, all of which have vested, have a term of up to 10 years. As of December 31, 2005, 5,562,235 shares were available for future grants, subject to certain customary adjustments to prevent dilution.

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following is a summary of the options under the 1998 Incentive Plan that have been awarded as of December 31, 2005:

	TSO Grant Year

	2005	2004	2003	2002	2001	2000

Exercise price	$35.41	$30.94	$16.77	$13.58	$11.58	9.99
Threshold Vesting Stock Price	49.66	43.39	23.52	19.04	16.23	14.01
Vesting date	n/a	9/07/2005	10/24/2003	6/03/2003	9/13/2002	3/22/2002
Fair value of options on grant date	3.77	1.59	1.31	1.13	0.74	0.50
Shares:
Original Grant	1,000,000	1,031,480	900,000	779,025	989,988	753,090
Forfeited	(55,723)	(114,919)	(62,727)	(121,452)	(152,178)	(168,726)
Vested and exchanged for cash	—	—	(549,594)	(495,693)	(610,011)	(438,288)
Vested and exercised	—	(916,561)	(215,502)	(126,348)	(181,419)	(141,000)

Outstanding	944,277	—	72,177	35,532	46,380	5,076

The fair values of all stock options and of TSOs granted in 2003 were estimated on the date of grant using the Black-Scholes option pricing model. The fair values of TSOs granted in 2005 and 2004 were estimated using the binomial method. The following assumptions were used in determining these values:

	2005	2004	2003

Risk-free interest rate	3.40%	3.44%	4.28%
Dividend yield	4.00	6.09	6.21
Expected volatility	21.61	20.10	16.95
Expected life	5.0 years	5.2 years	9.9 years
Compensation expense related to incentive stock plans and TSOs totaled $11.1 million in 2005, $6.5 million in 2004 and $17.4 million in 2003.
Restricted Stock
Restricted stock grants to certain officers pursuant to the 2003 and 1993 Stock Incentive Plans were as follows:

	Number of	Vesting Period
Date	Shares	(In Years)

February 2005	66,000	1
February 2004	55,000	1
February 2003	60,000	N/A	(1)
February 2003	45,000	3
September 2002	150,000	3

(1) Stock vested immediately
As this restricted stock represents an incentive for future periods, we are recognizing the related compensation expense ratably over the applicable vesting periods.

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Employee Stock Purchase Plan
The General Growth Properties, Inc. Employee Stock Purchase Plan (the “ESPP”) was established to assist eligible employees in acquiring stock ownership interest in General Growth. Under the ESPP, eligible employees make payroll deductions over a six-month purchase period. At the end of the six-month purchase period, the amounts withheld are used to purchase shares of our common stock at a purchase price equal to 85% of the lesser of the closing price of a share of our common stock on the first or last trading day of the purchase period. A maximum of 1.5 million shares of our common stock are reserved for issuance under the ESPP. Since the inception of the ESPP, an aggregate of 1,215,661 shares of our common stock have been sold under the ESPP, including 65,395 shares for the purchase period ending December 31, 2005 which were purchased at a price of $35.54 per share.

Management Savings Plan
We sponsor the General Growth Management Savings and Employee Stock Ownership Plan (the “401(k) Plan”) which permits all eligible employees to defer a portion of their compensation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Subject to certain limitations (including an annual limit imposed by the Internal Revenue Code), each participant is allowed to make before-tax contributions up to 50% of gross earnings, as defined. We add to a participant’s account through a matching contribution up to 5% of the participant’s annual earnings contributed to the 401(k) Plan. We match 100% of the first 4% of earnings contributed by each participant and 50% of the next 2% of earnings contributed by each participant. We made matching contributions of approximately $7.5 million in 2005, $5.3 million in 2004, and $4.4 million in 2003.

TRC Plan
As a result of the TRC Merger, we assumed a retiree benefits plan that provides postretirement medical and life insurance benefits to former TRC employees who met minimum age and service requirements. We pay a portion of the cost of participants’ life insurance coverage and make contributions to the cost of participants’ medical coverage based on years of service, subject to a maximum annual contribution. Amounts related to this plan, which was terminated as of December 31, 2005, as to all unvested participants were not material as of or for the period ended December 31, 2005 and 2004.

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11	Other Assets & Liabilities
The following table summarizes the significant components of “Prepaid Expenses and Other Assets.”

	December 31,
	2005	2004

Below-market ground leases	$349,788	$397,385
Deferred tax assets	12,457	150,376
Above-market tenant leases	77,094	138,818
Real estate tax stabilization agreement	87,188	93,514
Receivables, finance leases and bonds	136,410	87,497
Special Improvement District receivable	66,206	48,586
Security and escrow deposits	87,126	24,490
Funded defined contribution plan assets	20,156	50,724
Prepaid expenses	29,884	19,486
Other	54,060	114,871

	$920,369	$1,125,747

The following table summarizes the significant components of “Accounts Payable and Accrued Expenses.”

	December 31,
	2005	2004

Below-market tenant leases	$182,270	$251,983
Accounts payable deposits and accrued expenses	594,876	376,826
Deferred gains/income	38,736	73,100
Hughes participation payable	61,783	35,019
Pension and retirement benefit liabilities	—	15,881
Capital lease obligations	19,206	22,487
Insurance reserves	31,852	18,046
Other	103,691	102,178

	$1,032,414	$895,520

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12	Minority Interests

Common
Changes in outstanding Operating Partnership Common Units for the three years ended December 31, 2005 are as follows:

December 31, 2002	58,668,741
Exchanges for General Growth common stock	(2,956,491)

December 31, 2003	55,712,250
Exchanges for General Growth common stock	(179,987)

December 31, 2004	55,532,263
Conversion of Preferred Units into Common Units	729,890
Exchanges for General Growth common stock	(3,200,258)

December 31, 2005	53,061,895

Under certain circumstances, the Common Units can be redeemed at the option of the holders for cash or, at our election, for shares of General Growth common stock on a one-for-one basis. The holders of the Common Units also share equally with our common stockholders on a per share basis in any distributions by the Operating Partnership on the basis that one Common Unit is equivalent to one share of General Growth common stock.
Also included in minority interests-common is minority interest in consolidated joint ventures of approximately $13.6 million as of December 31, 2005 and $66.6 million as of December 31, 2004.

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred
Components of minority interest — preferred as of December 31, 2005 and 2004 are as follows:

			Number
			of Units
			as of	Per Unit	Carrying Amount
	Coupon	Issuing	December	Liquidation
Security Type	Rate	Entity	31, 2005	Preference	2005	2004

					(In thousands)
Perpetual Preferred Units
Redeemable Preferred Units (“RPUs”)	8.95%	LLC	240,000	$250	$60,000	$235,000	(1)
Cumulative Preferred Units (“CPUs”)	8.25%	LLC	20,000	250	5,000	5,000
Price Development Company (“PDC”) Series C	8.75%	PDC	—	25	—	8,000

					65,000	248,000

Convertible Preferred Units
Series B—JP Realty	8.50%	GGPLP	1,362,571	50	68,129	70,975
Series C—Glendale Galleria	7.00%	GGPLP	413,676	50	20,685	32,176
Series D—Foothills Mall	6.50%	GGPLP	532,750	50	26,637	26,637
Series E—Four Seasons Town Centre	7.00%	GGPLP	502,658	50	25,132	25,132

					140,583	154,920
Other preferred stock of consolidated subsidiaries	N/A	various	361	1,000	361	241

Total Minority Interest-Preferred					$205,944	$403,161

(1)	Includes $175 million which was redeemed in May 2005 as permitted under the terms of the applicable RPUs.
Holders of the RPUs and CPUs are entitled to receive cumulative preferential cash distributions prior to any distributions by the LLC to the Operating Partnership. Subject to certain limitations, the RPUs may be redeemed in cash by the LLC in April 2007 for the liquidation preference amount plus accrued and unpaid distributions and may be exchanged by the holders of the RPUs for an equivalent amount of redeemable preferred stock of General Growth. Such preferred stock provides for an equivalent 8.95% annual preferred distribution and is redeemable at our option for cash equal to the liquidation preference amount plus accrued and unpaid distributions.
The Convertible Preferred Units are convertible, with certain restrictions, at any time by the holder into Common Units of the Operating Partnership at the following rates:

Number of Common
Units for each
Preferred Unit

Series B — JP Realty	3.000
Series C — Glendale Galleria	2.433
Series D — Foothills Mall	1.508
Series E — Four Seasons Town Center	1.298

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 13     Accumulated Other Comprehensive Income (Loss)
Components of accumulated other comprehensive income (loss) as of December 31, 2005 and 2004 are as follows:

	2005	2004

	(In thousands)
Net unrealized gains (losses) on financial instruments	$4,702	$(4,852)
Minimum pension liability adjustment	(703)	(329)
Foreign currency translation	6,510	1,590
Unrealized losses on available-for-sale securities	(55)	(94)

	$10,454	$(3,685)

Note 14     Commitments and Contingencies
In the normal course of business, from time to time, we are involved in legal actions relating to the ownership and operations of our properties. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity.
We lease land or buildings at certain properties from third parties. The leases generally provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. All of our ground leases are classified as operating leases. Accordingly, rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease. Rental expense, including participation rent and excluding amortization of above and below-market ground leases, was $10.5 million in 2005, $3.6 million in 2004 and $2.5 million in 2003.
We periodically enter into contingent agreements for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence and, in the case of property acquired under development, completion of the project.
TRC acquired various assets, including Summerlin, a master planned community in suburban Las Vegas, Nevada, in the acquisition of The Hughes Corporation (“Hughes”) in 1996. In connection with the acquisition of Hughes, TRC entered into a Contingent Stock Agreement (“CSA”) for the benefit of the former Hughes owners or their successors (“beneficiaries”). Under the terms of the CSA, shares of TRC common stock are issuable to the beneficiaries based on the appraised values of defined asset groups, including Summerlin, at specified termination dates through 2009 and/or cash flows from the development and/or sale of those assets prior to the termination dates.
We assumed TRC’s obligation under the CSA to deliver shares of General Growth common stock twice a year to beneficiaries under the CSA and certain indemnification obligations. The amount of shares is based upon a formula set forth in the CSA and upon our stock price. Such issuances could be dilutive to our existing stockholders if the delivery obligation is satisfied by the issuance of shares, new or treasury, rather than from shares purchased on the open market. We account for the beneficiaries’ share of earnings from the assets as an operating expense. We will account for any distributions to the beneficiaries in 2009, which are likely to be significant, in connection with a valuation related to assets that we own as of such termination date as additional investments in the related assets (that is, contingent consideration). A total of 1,552,385 shares of our common stock were issued in 2005 pursuant to the CSA. At December 31, 2005, 755,642 shares of common stock were issuable to the beneficiaries, representing their share of cash flows for the semi-annual period ending December 31, 2005.

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Two of our operating retail properties (Oakwood Center in Gretna, Louisiana and Riverwalk, located near the convention center in downtown New Orleans) were closed in September 2005, when a hurricane struck the area. Although property damage in the New Orleans area was generally due to hurricane effects, the damage to Oakwood Center and Riverwalk was from arson and vandalism. Riverwalk partially re-opened on November 21, 2005 at a substantially reduced occupancy level. The Sears store at Oakwood Center is operating at a reduced level. Two other anchor stores at Oakwood Center are expected to re-open in 2006 and following repair and restoration, the remainder of the property is expected to open on or before Fall 2007. We have comprehensive insurance coverage for both property damage and business interruption. The restoration effort at the properties is expected to include replacing portions of the building, landscaping and furnishings. The net book value of the property damage is currently estimated to be approximately $53 million; however, we are still assessing the damage estimates and the actual net book value write-off could vary from this estimate. Changes to these estimates will be recorded in the periods in which they are determined. As of December 31, 2005, we have recorded a net fixed asset write-off and a corresponding insurance claim recovery receivable for this net book value amount because we believe that it is probable that the insurance recovery, net of deductibles on a replacement cost basis, will exceed these amounts. While we expect the insurance proceeds will be sufficient to cover most of the replacement cost of the restoration of the properties and certain business interruption amounts, certain deductibles, limitations and exclusions are expected to apply with respect to both current and future matters. No determination has been made as to the total amount or timing of those insurance payments. As of December 31, 2005, $5 million in insurance proceeds related to the Oakwood property has been received, which has been offset against this insurance recovery receivable. In January 2006, we received an additional $5 million in insurance proceeds with respect to Oakwood and $2.5 million in insurance proceeds related to Riverwalk. As only a portion of the repairs have taken place as of December 31, 2005, substantially all of the remaining $63.4 million receivable recorded represents the recovery of the net book value of fixed assets written off. The cost recoveries have been recorded on the expense line item to which they relate, and therefore there is no significant impact to any line item or our overall results. However, included in property operating expenses in 2005 are approximately $1 million of costs which, when fully expended, are not expected to be recoverable from insurance proceeds due to insurance policy deductibles.
The following table summarizes the contractual maturities of our long-term and retained debt and commitments under ground leases as of December 31, 2005. Both long-term debt and ground leases include the related purchase accounting fair value adjustments:

	2006	2007	2008	2009	2010	Subsequent	Total

	(In thousands)
Long-term debt-principal	$1,905,410	$2,407,092	$3,798,168	$5,086,955	$3,555,162	$3,666,088	$20,418,875
Retained debt-principal	50,928	88,365	2,367	2,524	120,019	38,516	302,719
Ground lease payments	15,327	15,451	15,474	15,497	15,506	650,523	727,778

Total	$1,971,665	$2,510,908	$3,816,009	$5,104,976	$3,690,687	$4,355,127	$21,449,372

Note 15     Recently Issued Accounting Pronouncements
In October 2005, the FASB Issued Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”). This FSP requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense. However, FSP 13-1 does not address lessees that account for the sale or rental of real estate projects under FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” As we generally own rather than lease property upon which we construct new real estate ventures and our policy would be to capitalize rental costs associated with ground leases incurred during construction periods under Statement No. 67, FSP 13-1 will not have a material effect on our results of operations when it becomes effective in 2006.

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” (“EITF 04-05”) which provides guidance on when a sole general partner should consolidate a limited partnership. A sole general partner in a limited partnership is presumed to control that limited partnership and therefore should include the limited partnership in its consolidated financial statements, regardless of the sole general partner’s ownership interest in the limited partnership. The control presumption may be overcome if the limited partners have the ability to remove the sole general partner or otherwise dissolve the limited partnership. Other substantive participating rights by the limited partners may also overcome the control presumption. This consensus is effective for general partners of all newly formed limited partnerships and existing limited partnerships for which the partnership agreements are modified. For general partners in all other limited partnerships, this consensus is effective no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. We do not expect EITF 04-05 to have a significant impact on our financial statements.
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
In March 2005, the FASB issued FASB Interpretation No. 47 (“FIN 47”) “Accounting for Conditional Asset Retirement Obligations, an interpretation of SFAS No. 143” which clarifies that a liability for the performance of an asset retirement activity should be recorded if the obligation to perform such activity is unconditional, whether or not the timing or method of settlement may be conditional on a future event. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005, and therefore, is applicable to our December 31, 2005 consolidated financial statements. Under previous guidance, it was generally accepted that if the enterprise had no current plans or present obligation to perform such asset retirement activity, the liability could not reasonably be estimated and only a disclosure obligation, if material, was present. Although we may have an ultimate legal obligation to remediate any asbestos contained in any of our investment properties, either in the course of future remodeling, demolition or tenant construction, or as a transferred liability to a buyer, we do not believe that the current estimation of that liability, and the related asset and cumulative catch-up of any accretion or depreciation, is material to our consolidated financial statements. The time period for any of this work is indeterminate as we are not obligated to perform any amount of such work that is material to our consolidated financial statements in conjunction with any current renovation or construction project. Accordingly, amounts recorded relating to FIN 47 are not material to our consolidated financial statements.
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

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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
On December 16, 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R replaces SFAS 123, which we adopted in the second quarter of 2002. SFAS 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements and measured based on the fair value of the equity or liability instruments used. SFAS 123R, as provided by SEC regulation, is not required to be adopted until the first interim or annual reporting period that begins after December 15, 2005. Although we are still evaluating the provisions of SFAS 123R, we do not expect its adoption to have a material effect on our consolidated financial statements.
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
Note 16     Segments
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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
The accounting policies of the segments are the same as those described in Note 2, except that we account for unconsolidated real estate ventures using the proportionate share method rather than the equity method. Under the proportionate share method, our share of the revenues and expenses of the Unconsolidated Properties are combined with the revenues and expenses of the Consolidated Properties. Under the equity method, our share of the net revenues and expenses of the Unconsolidated Properties are reported as a single line item, “Equity in income of unconsolidated affiliates,” in our Consolidated Statements of Income and Comprehensive Income.
Segment operating results are as follows:

	Year Ended December 31, 2005

	Consolidated	Unconsolidated	Segment
	Properties	Properties	Basis

	(In thousands)
Retail and Other
Property revenues:
Minimum rents	$1,670,387	$393,740	$2,064,127
Tenant recoveries	754,836	181,193	936,029
Overage rents	69,628	14,085	83,713
Other, including net discontinued operations	113,454	64,803	178,257

Total property revenues	2,608,305	653,821	3,262,126

Property operating expenses:
Real estate taxes	206,193	55,138	261,331
Repairs and maintenance	195,292	43,313	238,605
Marketing	63,522	14,705	78,227
Other property operating costs	390,019	120,523	510,542
Provision for doubtful accounts	13,868	4,857	18,725

Total property operating expenses	868,894	238,536	1,107,430

Retail and other net operating income	1,739,411	415,285	2,154,696

Master Planned Communities
Land sales	385,205	83,089	468,294
Land sales operations	(311,815)	(60,826)	(372,641)

Master Planned Communities net operating income	73,390	22,263	95,653

Real estate property net operating income	$1,812,801	$437,548	$2,250,349

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2004

	Consolidated	Unconsolidated	Segment
	Properties	Properties	Basis

	(In thousands)
Retail and Other
Property revenues:
Minimum rents	$1,058,732	$293,175	$1,351,907
Tenant recoveries	472,250	135,561	607,811
Overage rents	54,105	10,960	65,065
Other, including net discontinued operations	67,686	18,694	86,380

Total property revenues	1,652,773	458,390	2,111,163

Property operating expenses:
Real estate taxes	128,114	39,546	167,660
Repairs and maintenance	123,251	33,150	156,401
Marketing	48,220	13,351	61,571
Other property operating costs	207,909	74,589	282,498
Provision for doubtful accounts	10,375	2,766	13,141

Total property operating expenses	517,869	163,402	681,271

Retail and other net operating income	1,134,904	294,988	1,429,892

Master Planned Communities
Land sales	68,643	37,170	105,813
Land sales operations	(66,100)	(37,225)	(103,325)

Master Planned Communities net operating income	2,543	(55)	2,488

Real estate property net operating income	$1,137,447	$294,933	$1,432,380

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2003

	Consolidated	Unconsolidated	Segment
	Properties	Properties	Basis

	(In thousands)
Retail and Other
Property revenues:
Minimum rents	$775,320	$286,452	$1,061,772
Tenant recoveries	332,137	140,334	472,471
Overage rents	34,928	8,624	43,552
Other, including net discontinued operations	41,378	8,078	49,456

Total property revenues	1,183,763	443,488	1,627,251

Property operating expenses:
Real estate taxes	88,276	40,056	128,332
Repairs and maintenance	81,433	33,716	115,149
Marketing	35,797	14,137	49,934
Other property operating costs	153,370	60,811	214,181
Provision for doubtful accounts	7,041	1,664	8,705

Total property operating expenses	365,917	150,384	516,301

Real estate property net operating income	$817,846	$293,104	$1,110,950

The following reconciles NOI to GAAP-basis operating income and income from continuing operations:

	2005	2004	2003

	(In thousands)
Real estate property net operating income	$2,250,349	$1,432,380	$1,110,950
Unconsolidated net operating income	(437,548)	(294,933)	(293,104)

Consolidated Properties real estate property net operating income	1,812,801	1,137,447	817,846
Management and other fees	91,734	82,896	84,138
Property management and other costs	(148,399)	(100,267)	(109,746)
General and administrative	(13,053)	(9,499)	(8,533)
Depreciation and amortization	(672,914)	(364,854)	(230,195)
Discontinued operations and minority interest in consolidated NOI	(11,828)	(4,431)	(5,110)

Operating income	$1,058,341	$741,292	$548,400
Interest income	10,416	3,227	2,308
Interest expense	(1,031,241)	(472,185)	(278,543)
Provision for income taxes	(50,646)	(2,383)	(98)
Income allocated to minority interests	(43,989)	(105,274)	(110,984)
Equity in income of unconsolidated affiliates	120,986	88,191	94,480

Income from continuing operations	$63,867	$252,868	$255,563

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
The following reconciles segment revenues to GAAP-basis consolidated revenues

	2005	2004	2003

	(In thousands)
Total property revenues	$3,262,126	$2,111,163	$1,627,251
Unconsolidated segment revenues	(653,821)	(458,390)	(443,488)
Land sales	385,205	68,643	—
Management and other fees	91,734	82,896	84,138
Income from discontinued operations net of minority interest	(11,828)	(4,431)	(5,110)

Total revenues	$3,073,416	$1,799,881	$1,262,791

The assets by segment and the reconciliation of total segment assets to the total assets in the consolidated financial statements at December 31, 2005 and 2004 are summarized as follows:

	2005	2004

	(In thousands)
Retail and Other	$25,523,426	$25,630,362
Master Planned Communities	2,116,588	1,818,660

Total segment assets	27,640,014	27,449,022
Unconsolidated Properties	(4,308,854)	(3,918,661)
Corporate and other	1,975,859	2,188,264

Total assets	$25,307,019	$25,718,625

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Note 17     Quarterly Financial Information (Unaudited)

	2005

	First		Second		Third		Fourth
	Quarter		Quarter		Quarter		Quarter

	(In thousands except for share and per share amounts)
Total revenues	$707,168	(b)	$758,230	(b)	$745,842	(b)	$862,176
Operating income	233,716	(b)	222,473	(b)	279,777	(b)	322,375
Income (loss) from continuing operations	11,536	(b)	885	(b)	(8,521	)(b)	59,967
Income from discontinued operations	1,529	(b)	1,767	(b)	1,687	(b)	6,703
Net income (loss) available to common shareholders	13,065		2,652		(6,834)		66,670
Earnings (loss) from continuing operations:
Basic(a)	0.05	(b)	—	(b)	(0.04	)(b)	0.25
Diluted(a)	0.05	(b)	—	(b)	(0.04	)(b)	0.25
Earnings from discontinued operations:
Basic(a)	0.01	(b)	0.01	(b)	0.01	(b)	0.03
Diluted(a)	0.01	(b)	0.01	(b)	0.01	(b)	0.03
Earnings (loss) per share:
Basic	0.06		0.01		(0.03)		0.28
Diluted	0.06		0.01		(0.03)		0.28
Distributions declared per share	0.36		0.36		0.36		0.41
Weighted-average shares outstanding:
Basic	235,812		237,854		238,218		238,784
Diluted	236,588		238,922		238,218		239,736

(a)	Earnings (loss) per share for the quarters do not add up to the annual earnings per share due to the issuance of additional common stock during the year.

(b)	Amounts reported herein differ from previously reported amounts as a result of reclassification of results of operations of sold properties to discontinued operations. Total revenues also reflect changes to conform to current period presentation.

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2004

	First		Second		Third		Fourth
	Quarter		Quarter		Quarter		Quarter

	(In thousands except for share and per share amounts)
Total revenues	$359,936	(b)	$374,526	(b)	$396,669	(b)	$668,750	(b)
Operating income	152,522		145,469		168,291		275,010	(b)
Income from continuing operations	58,336		50,247		62,973		81,312	(b)
Income from discontinued operations	787		901		1,000		12,296	(b)
Net income available to common shareholders	59,122		51,148		63,973		93,609	(b)
Earnings from continuing operations:
Basic	0.27		0.23		0.29		0.36	(b)
Diluted(a)	0.27		0.22		0.29		0.36	(b)
Earnings from discontinued operations:
Basic	—		0.01		—		0.05	(b)
Diluted(a)	—		0.01		—		0.05	(b)
Earnings per share:
Basic(a)	0.27		0.24		0.29		0.41
Diluted(a)	0.27		0.23		0.29		0.41
Distributions declared per share	0.30		0.30		0.66		—
Weighted-average shares outstanding:
Basic	217,553		218,075		218,605		226,312
Diluted	218,479		218,882		219,298		227,200

(a)	Earnings (loss) per share for the quarters do not add up to the annual earnings per share due to the issuance of additional common stock during the year.

(b)	Amounts reported herein differ from previously reported amounts as a result of reclassification of results of operations of sold properties to discontinued operations. Total revenues also reflect changes to conform to current period presentation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
General Growth Properties, Inc.
Chicago, Illinois
We have audited the consolidated financial statements of General Growth Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and have issued our reports thereon dated March 31, 2006 (which report expresses an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of material weaknesses); such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on page F-1 of this Form 10-K. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
Deloitte & Touche LLP
Chicago, Illinois
March 31, 2006

GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2005

Col. A		Col. B	Col. C		Col. D		Col. E			Col. F	Col. G	Col. H	Col. I

					Costs Capitalized
					Subsequent to Acquisition
							Gross Amounts at Which
			Initial Cost		Net Land,		Carried at Close of Period						Life Upon Which
					Buildings and								Latest Income
				Buildings and	Equipment	Carrying		Buildings and		Accumulated	Date of	Date	Statement is
Name of Center	Location	Encumbrances(a)	Land	Equipment(b)	Improvements	Costs(c)	Land	Equipment	Total(d)	Depreciation(e)	Construction	Acquired	Computed

Ala Moana Center	Honolulu, HI	$547,606,276	$336,229,260	$473,770,740	$91,369,123	$8,508,742	$336,229,497	$573,648,368	$909,877,865	$108,697,433		1999	(e	)
Alameda Plaza	Pocatello, ID	—	740,000	2,060,000	3,854	—	740,040	2,063,814	2,803,854	179,381		2002	(e	)
Anaheim Crossing	Anaheim, CA	—	—	2,058,000	(72,470)	—	—	1,985,530	1,985,530	174,188		2002	(e	)
Animas Valley Mall	Farmington, NM	26,286,347	10,783,000	30,165,000	5,499,666	28,481	6,464,479	40,011,668	46,476,146	3,750,310		2002	(e	)
Apache Mall	Rochester, MN	52,547,597	8,110,292	72,992,628	21,514,664	219,692	8,110,292	94,726,984	102,837,276	17,524,188		1998	(e	)
Arizona Center	Phoenix, AZ	12,194,147	—	132,157,784	362,807	—	—	132,520,591	132,520,591	8,601,491		2004	(e	)
Augusta Mall	Augusta, GA	49,498,033	—	162,272,311	657,790	—	—	162,930,101	162,930,101	7,412,706		2004	(e	)
Austin Bluffs Plaza	Colorado Springs, CO	2,515,548	1,080,000	3,007,000	120,158	—	1,080,183	3,126,975	4,207,158	271,802		2002	(e	)
Bailey Hills Village	Eugene, OR	—	290,000	806,000	35,152	—	290,168	840,984	1,131,152	71,439		2002	(e	)
Baybrook Mall	Friendswood, TX	155,811,808	13,300,000	117,162,546	21,048,691	238,870	19,375,344	132,374,763	151,750,107	22,549,289		1999	(e	)
Bayshore Mall	Eureka, CA	32,673,241	3,004,345	27,398,907	31,172,700	2,913,529	3,005,039	61,484,443	64,489,482	26,715,141	1986-1987		(e	)
Bayside Marketplace	Miami, FL	68,638,674	—	155,340,061	24,811,873	—	—	180,151,934	180,151,934	10,104,303		2004	(e	)
Beachwood Place	Cleveland, OH	220,024,207	18,500,000	319,683,761	634,666	—	18,500,000	320,318,427	338,818,427	11,012,639		2004	(e	)
Bellis Fair Mall	Bellingham, WA	67,077,780	7,616,458	47,040,131	15,331,007	6,169,776	7,485,224	68,672,147	76,157,372	33,760,873	1987-1988		(e	)
Birchwood Mall	Port Huron, MI	40,758,905	1,768,935	34,574,635	18,540,088	1,980,603	3,042,616	53,821,645	56,864,261	23,707,471	1989-1990		(e	)
Boise Plaza	Boise, ID	—	465,000	1,293,000	(309,382)	—	374,355	1,074,263	1,448,618	97,388		2002	(e	)
Boise Towne Plaza	Boise, ID	11,632,900	3,988,000	11,101,000	59,803	—	3,987,857	11,160,946	15,148,803	976,989		2002	(e	)
Boise Towne Square	Boise, ID	77,739,613	36,452,000	101,853,000	21,613,690	—	23,448,775	136,469,916	159,918,690	12,769,867		2002	(e	)
Boulevard Mall	Las Vegas, NV	115,187,007	16,490,343	148,413,086	6,807,416	—	15,355,557	156,355,289	171,710,846	30,685,532		1998	(e	)
Burlington Town Center	Burlington, VT	31,500,000	1,637,035	32,797,783	1,451,144	—	1,637,035	34,248,927	35,885,962	6,682,649		2004	(e	)
Cache Valley Mall	Logan, UT	—	6,451,000	18,422,000	9,524,440	196,926	3,874,744	30,719,621	34,594,365	2,451,329		2002	(e	)
Cache Valley Marketplace	Logan, UT	—	1,500,000	1,583,000	3,672,671	42,847	3,139,246	3,659,273	6,798,519	205,614		2002	(e	)
Capital Mall	Jefferson City, MO	21,268,870	4,200,000	14,201,000	9,809,831	—	3,912,935	24,297,896	28,210,831	9,341,048		1993	(e	)
Century Mall	Birmingham, AL	—	3,164,000	28,513,908	5,840,164	—	3,164,000	34,354,072	37,518,072	8,458,893		1997	(e	)
Chapel Hills Mall	Colorado Springs, CO	121,725,238	4,300,000	34,017,000	62,766,467	36,805	4,300,000	96,820,272	101,120,272	29,803,676		1993	(e	)
Chico Mall	Chico, CA	60,241,026	8,110,390	54,093,129	868,688	—	16,957,589	46,114,618	63,072,207	2,809,552		2003	(e	)
Coastland Center	Naples, FL	102,671,265	11,450,000	103,050,200	10,750,253	—	11,450,000	113,800,453	125,250,453	21,878,524		1998	(e	)
Collin Creek	Plano, TX	76,323,136	26,250,000	122,990,879	1,263,702	—	26,250,000	124,254,580	150,504,580	8,151,227		2004	(e	)
Colony Square Mall	Zanesville, OH	41,083,300	1,000,000	24,500,000	18,006,575	25,000	1,243,184	42,288,390	43,531,575	20,780,178		1986	(e	)
Columbia Mall	Columbia, MO	89,225,600	5,383,208	19,663,231	27,115,191	1,422,994	5,383,208	48,201,416	53,584,624	21,453,802	1984-1985		(e	)
Coral Ridge Mall	Coralville, IA	104,631,227	3,363,602	64,217,772	13,448,543	4,575,166	3,412,857	82,192,225	85,605,082	20,670,399	1998-1999		(e	)
Coronado Center	Albuquerque, NM	177,790,284	33,072,272	148,799,184	1,396,791	—	33,072,272	150,195,975	183,268,247	12,927,321		2003	(e	)
Cottonwood Mall	Salt Lake City, UT	—	12,616,000	35,697,000	1,957,070	—	7,613,427	42,656,642	50,270,070	3,963,329		2002	(e	)
Cottonwood Square	Salt Lake City, UT	—	1,558,000	4,339,000	85,129	—	1,558,221	4,423,908	5,982,129	381,914		2002	(e	)
Country Hills Plaza	Ogden, UT	5,102,778	3,620,000	9,080,000	454,460	—	3,620,000	9,534,460	13,154,460	810,357		2002	(e	)
Crossroads	Portage, MI	42,004,654	6,800,000	61,200,000	21,345,129	298,449	6,800,000	82,843,578	89,643,578	14,079,593		1999	(e	)
Crossroads Center	St. Cloud, MN	117,770,375	10,812,523	72,202,847	35,175,709	1,758,651	13,206,441	106,743,289	119,949,731	12,877,270		2000	(e	)
Cumberland Mall	Atlanta, GA	93,218,199	15,198,568	136,787,110	11,968,905	286,334	16,749,496	147,491,421	164,240,917	28,032,141		1998	(e	)
Division Crossing	Portland, OR	5,797,108	1,773,000	4,935,000	249,993	—	1,772,915	5,185,078	6,957,993	446,425		2002	(e	)
Eagle Ridge Mall	Lake Wales, FL	49,895,997	7,619,865	49,560,538	11,652,741	5,719,079	7,619,865	66,932,358	74,552,223	20,405,217	1995-1996		(e	)
Eastridge Mall	Casper, WY	41,320,674	9,902,000	27,596,000	5,443,446	—	6,092,453	36,848,993	42,941,446	3,454,066		2002	(e	)
Eden Prairie Mall	Eden Prairie, MN	84,798,741	465,063	19,024,047	115,895,501	9,506,545	492,585	144,398,570	144,891,155	22,842,532		1997	(e	)
Fallbrook Mall	West Hills, CA	74,957,000	6,117,338	10,076,520	92,202,805	6,445,196	6,127,138	108,714,721	114,841,859	40,509,300		1984	(e	)
Faneuil Hall Marketplace	Boston, MA	—	—	111,407,941	11,282,432	—	—	122,690,373	122,690,373	6,452,728		2004	(e	)
Fashion Place	Murray, UT	151,676,392	—	206,483,936	2,711,868	—	—	209,195,804	209,195,804	7,373,458		2004	(e	)
Fashion Show	Las Vegas, NV	373,266,363	523,650,100	602,288,273	17,433,528	—	523,650,100	619,721,801	1,143,371,901	30,278,938		2004	(e	)
Foothills Mall	Fort Collins, CO	44,188,376	10,052,653	90,495,739	6,078,508	—	9,263,802	97,363,098	106,626,900	6,213,078		2003	(e	)
Fort Union	Midvale, UT	3,026,223	141,000	3,701,000	22,828	—	—	3,864,828	3,864,828	343,041		2002	(e	)
Four Seasons Town Centre	Greensboro, NC	108,399,091	24,976,933	136,636,477	9,959,664	—	27,231,494	144,341,581	171,573,074	8,022,166		2004	(e	)
Fox River Mall	Appleton, WI	195,222,700	2,700,566	18,291,067	61,356,993	2,350,805	4,787,291	79,912,140	84,699,431	30,792,596	1983-1984		(e	)
Fremont Plaza	Las Vegas, NV	—	—	3,956,000	255,373	—	—	4,211,373	4,211,373	349,802		2002	(e	)
Gallery at Harborplace	Baltimore, MD	107,653,394	—	174,410,487	1,037,616	—	—	175,448,104	175,448,104	7,173,157		2004	(e	)

GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
DECEMBER 31, 2005
Col. A		Col. B	Col. C		Col. D		Col. E			Col. F	Col. G	Col. H	Col. I

					Costs Capitalized
					Subsequent to Acquisition
							Gross Amounts at Which
			Initial Cost		Net Land,		Carried at Close of Period						Life Upon Which
					Buildings and								Latest Income
				Buildings and	Equipment	Carrying		Buildings and		Accumulated	Date of	Date	Statement is
Name of Center	Location	Encumbrances(a)	Land	Equipment(b)	Improvements	Costs(c)	Land	Equipment	Total(d)	Depreciation(e)	Construction	Acquired	Computed

Gateway Crossing Shopping Center	Bountiful, UT	16,226,355	4,104,000	11,422,000	393,777	—	4,103,858	11,815,918	15,919,777	1,085,023		2002	(e	)
Gateway Mall	Springfield, OR	41,683,120	8,728,263	34,707,170	23,110,830	7,698,614	8,728,263	65,516,614	74,244,877	28,959,368	1989-1990		(e	)
Glenbrook Square	Fort Wayne, IN	186,920,722	30,414,372	195,896,270	2,780,898	—	30,462,800	198,628,740	229,091,540	11,928,681		2003	(e	)
Governor’s Square	Tallahassee, FL	69,206,771	—	121,481,516	2,149,594	—	—	123,631,110	123,631,110	5,602,227		2004	(e	)
Grand Canal Shoppes	Las Vegas, NV	417,515,088	—	766,232,339	11,852,879	—	—	778,085,218	778,085,218	33,602,942		2004	(e	)
Grand Teton Mall	Idaho Falls, ID	28,163,980	13,104,000	36,813,000	19,716,520	149,495	9,322,131	60,460,884	69,783,015	4,508,002		2002	(e	)
Grand Traverse Mall	Traverse City, MI	89,796,495	3,529,966	20,775,772	25,231,342	3,643,793	3,533,746	49,647,128	53,180,873	22,576,476	1990-1991		(e	)
Greenwood Mall	Bowling Green, KY	46,798,195	3,200,000	40,202,000	32,115,832	109,478	3,387,160	72,240,150	75,627,310	27,436,716		1993	(e	)
Halsey Crossing	Gresham, OR	2,837,084	—	4,363,000	109,033	—	—	4,472,033	4,472,033	391,918		2002	(e	)
Harborplace	Baltimore, MD	31,221,300	—	54,308,359	395,065	—	—	54,703,423	54,703,423	3,569,367		2004	(e	)
Hulen Mall	Fort Worth, TX	119,310,165	8,910,000	153,893,780	361,189	—	8,910,000	154,254,969	163,164,969	6,097,816		2004	(e	)
Jordan Creek Town Center	West Des Moines, IA	196,938,756	18,141,510	166,142,669	—	5,974,300	18,141,510	172,116,969	190,258,479	9,592,537	2004		(e	)
Knollwood Mall	St. Louis Park, MN	41,911,510	—	9,748,047	43,380,965	3,965,615	7,025,606	50,069,021	57,094,627	20,728,542		1978	(e	)
Lakeside Mall	Sterling Heights, MI	191,846,869	35,860,000	369,638,516	1,559,260	—	35,860,000	371,197,776	407,057,776	11,549,149		2004	(e	)
Lakeview Square	Battle Creek, MI	22,185,129	3,578,619	32,209,980	16,843,239	375,998	3,578,619	49,429,217	53,007,836	12,597,240		1996	(e	)
Landmark Mall	Alexandria, VA	25,373,841	28,395,945	67,234,703	(1,646,925)	1,087,044	28,395,945	66,674,821	95,070,766	13,969,535		2003	(e	)
Lansing Mall	Lansing, MI	67,320,015	6,977,798	62,800,179	45,141,358	768,954	11,496,394	104,191,896	115,688,290	23,138,756		1996	(e	)
Lincolnshire Commons	Lincolnshire, IL	—	—	—	19,379,544	—	10,784,309	8,595,235	19,379,544	55,938	2005		(e	)
Lockport Mall	Lockport, NY	—	800,000	10,000,000	4,272,423	53,912	800,000	14,326,335	15,126,335	7,381,548		1986	(e	)
Lynnhaven Mall	Virginia Beach, VA	249,599,982	39,225,630	222,321,434	6,422,890	2,747	33,697,604	234,275,097	267,972,701	15,213,383		2003	(e	)
Maine Mall	South Portland, ME	228,366,913	41,373,998	238,457,053	2,272,302	—	41,102,158	241,001,195	282,103,353	13,466,762		2003	(e	)
Mall at Sierra Vista	Sierra Vista, AZ	—	4,550,000	18,658,000	1,431,119	—	3,651,670	20,987,450	24,639,119	2,023,693		2002	(e	)
Mall in Columbia	Columbia, MD	194,355,258	34,650,000	522,362,592	6,600,282	—	34,650,000	528,962,875	563,612,875	19,303,030		2004	(e	)
Mall of Louisiana	Baton Rouge, LA	185,000,000	24,590,822	246,452,070	5,337,444	—	24,590,822	251,789,514	276,380,336	11,016,309		2004	(e	)
Mall of the Bluffs	Council Bluffs, IA	40,758,905	1,860,116	24,016,343	21,410,525	2,585,988	1,895,220	47,977,752	49,872,972	22,044,635	1985-1986		(e	)
Mall St. Matthews	Louisville, KY	153,328,236	—	176,582,596	3,113,734	—	—	179,696,331	179,696,331	7,888,235		2004	(e	)
Mall St. Vincent	Shreveport, LA	17,556,345	2,640,000	23,760,000	9,176,076	1,439	2,640,000	32,937,516	35,577,516	7,536,193		1998	(e	)
Market Place Shopping Center	Champaign, IL	106,737,300	7,000,000	63,972,357	49,907,982	617,066	7,000,000	114,497,404	121,497,404	25,356,601		1997	(e	)
Mayfair	Wauwatosa, WI	190,113,202	14,706,639	224,846,565	29,483,921	1,398,925	14,706,639	255,729,411	270,436,051	41,595,105		2003	(e	)
Meadows Mall	Las Vegas, NV	108,548,278	24,633,921	104,088,306	16,850,436	70,247	24,894,746	120,748,164	145,642,910	20,292,851		2003	(e	)
Metro Plaza	Baltimore, MD	—	1,050,000	10,340,484	195,399	—	1,050,000	10,535,883	11,585,883	1,008,483		2004	(e	)
Mondawmin Mall	Baltimore, MD	17,429,874	10,800,000	47,531,227	1,372,628	—	10,800,000	48,903,855	59,703,855	3,332,954		2004	(e	)
North Plains Mall	Clovis, NM	—	4,676,000	13,033,000	2,771,226	2,347	2,722,314	17,760,259	20,482,573	1,629,889		2002	(e	)
North Star Mall	San Antonio, TX	247,056,464	29,230,000	467,960,754	4,854,489	—	29,230,000	472,815,243	502,045,243	17,283,534		2004	(e	)
North Temple Shops	Salt Lake City, UT	—	168,000	468,000	5,431	—	167,987	473,444	641,431	41,171		2002	(e	)
North Town Mall	Spokane, WA	78,673,605	38,445,000	107,330,000	4,943,491	—	22,407,494	128,310,997	150,718,491	11,919,251		2002	(e	)
Northgate Mall	Chattanooga, TN	20,715,038	2,524,869	43,943,539	2,377,497	4,540	2,524,869	46,325,577	48,850,446	9,189,266		2003	(e	)
Northridge Fashion Center	Northridge, CA	133,039,062	16,618,095	149,562,583	31,020,669	3,540,766	16,866,397	183,875,717	200,742,113	36,047,190		1998	(e	)
Oak View Mall	Omaha, NE	77,427,333	12,056,062	113,041,871	3,180,889	—	12,056,062	116,222,760	128,278,823	16,740,985		2003	(e	)
Oakwood Center	Gretna, LA	—	2,830,000	137,574,069	(49,345,210)	—	2,830,000	88,228,859	91,058,859	7,383,399		2004	(e	)
Oakwood Mall	Eau Claire, WI	54,345,208	3,266,669	18,281,160	24,958,511	1,723,991	3,266,669	44,963,662	48,230,331	22,222,877	1985-1986		(e	)
Oglethorpe Mall	Savannah, GA	149,134,768	16,036,395	92,977,582	5,802,825	177,709	16,036,395	98,958,116	114,994,511	17,593,691		2003	(e	)
Orem Plaza Center Street	Orem, UT	2,704,687	1,069,000	2,974,000	22,311	—	1,068,592	2,996,719	4,065,311	260,348		2002	(e	)
Orem Plaza State Street	Orem, UT	1,673,880	592,000	1,649,000	47,476	—	592,396	1,696,080	2,288,476	145,587		2002	(e	)
Oviedo Marketplace	Orlando, FL	54,572,965	24,016,700	23,958,404	545,012	—	24,016,700	24,503,416	48,520,116	3,206,138		2004	(e	)
Owings Mills Mall	Owing Mills, MD	41,970,049	26,986,250	173,896,354	13,372,343	109,008	26,735,000	187,628,955	214,363,955	11,209,785		2004	(e	)
Oxmoor Center	Louisville, KY	65,076,155	—	124,487,000	7,393,632	—	—	131,880,632	131,880,632	4,074,322		2004	(e	)
Paramus Park	Paramus, NJ	109,743,317	47,660,000	182,124,280	819,125	—	47,660,000	182,943,405	230,603,405	7,455,501		2004	(e	)
Park City Center	Lancaster, PA	158,046,874	8,465,148	177,191,205	9,379,326	19,681	8,465,148	186,590,213	195,055,361	32,811,166		2003	(e	)
Park Place	Tucson, AZ	186,316,855	4,996,024	44,993,177	97,826,284	13,523,774	4,715,836	156,623,424	161,339,260	28,903,088		1996	(e	)
Peachtree Mall	Columbus, GA	94,358,571	22,051,603	67,678,571	3,812,549	—	22,051,603	71,491,120	93,542,723	6,326,978		2003	(e	)

GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
DECEMBER 31, 2005
Col. A		Col. B	Col. C		Col. D		Col. E			Col. F	Col. G	Col. H	Col. I

					Costs Capitalized
					Subsequent to Acquisition
							Gross Amounts at Which
			Initial Cost		Net Land,		Carried at Close of Period						Life Upon Which
					Buildings and								Latest Income
				Buildings and	Equipment	Carrying		Buildings and		Accumulated	Date of	Date	Statement is
Name of Center	Location	Encumbrances(a)	Land	Equipment(b)	Improvements	Costs(c)	Land	Equipment	Total(d)	Depreciation(e)	Construction	Acquired	Computed

Pecanland Mall	Monroe, LA	63,395,960	7,190,000	64,710,000	14,465,965	—	10,101,102	76,264,863	86,365,965	7,888,333		2002	(e	)
Piedmont Mall	Danville, VA	25,704,859	2,000,000	38,000,000	10,145,999	186,190	2,000,000	48,332,189	50,332,189	13,596,687		1995	(e	)
Pierre Bossier Mall	Bossier City, LA	37,874,365	4,363,832	35,352,736	9,452,004	2,260	4,367,095	44,803,737	49,170,832	9,635,972		1998	(e	)
The Pines	Pine Bluff, AR	—	1,488,928	17,627,258	15,495,891	1,365,091	1,247,414	34,729,754	35,977,167	16,537,315	1985-1986		(e	)
Pine Ridge Mall	Pocatello, ID	27,859,405	8,375,000	23,337,000	5,787,850	26,316	4,905,207	32,620,959	37,526,167	2,696,306		2002	(e	)
Pioneer Place	Portland, OR	181,354,305	—	209,964,809	1,187,909	—	—	211,152,718	211,152,718	9,946,853		2004	(e	)
Plaza 800	Sparks, NV	—	1,435,000	3,995,000	11,889	—	—	5,441,889	5,441,889	412,244		2002	(e	)
Plaza 9400	Sandy, UT	—	—	9,114,000	181,084	—	—	9,295,084	9,295,084	815,533		2002	(e	)
Prince Kuhio Plaza	Hilo, HI	40,665,957	—	42,028,685	2,187,811	10,737	9,082	44,218,151	44,227,233	8,255,704		2002	(e	)
Providence Place	Providence, RI	437,228,921	—	502,808,680	1,545,621	—	—	504,354,301	504,354,301	20,595,215		2004	(e	)
Provo Towne Centre	Provo, UT	51,651,718	21,767,302	68,296,000	(815,581)	72,352	13,485,901	75,834,172	89,320,073	7,267,812		2002	(e	)
Red Cliffs Mall	St. George, UT	26,478,762	7,019,000	19,644,000	8,253,485	—	5,116,379	29,800,106	34,916,485	2,814,483		2002	(e	)
Red Cliffs Plaza	St. George, UT	—	—	2,366,000	533,826	—	—	2,899,826	2,899,826	239,639		2002	(e	)
Regency Square Mall	Jacksonville, FL	101,188,176	16,497,552	148,477,968	18,197,746	118,881	17,884,037	165,408,111	183,292,148	31,070,977		1998	(e	)
Ridgedale Center	Minneapolis, MN	188,202,904	10,710,000	272,607,123	2,294,390	—	10,710,000	274,901,513	285,611,513	10,290,165		2004	(e	)
Rio West Mall	Gallup, NM	22,844,000	—	19,500,000	6,686,714	—	—	26,186,714	26,186,714	12,514,815		1986	(e	)
River Falls Mall	Clarksville, IN	—	3,177,688	54,610,421	58,074,458	5,980,635	5,237,478	116,605,725	121,843,202	33,247,744	1989-1990		(e	)
River Hills Mall	Mankato, MN	83,017,800	3,713,529	29,013,757	23,084,360	2,678,428	4,707,482	53,782,593	58,490,074	23,191,607	1990-1991		(e	)
River Pointe Plaza	West Jordan, UT	4,189,427	1,302,000	3,623,000	183,043	—	1,301,531	3,806,512	5,108,043	327,917		2002	(e	)
Riverlands Shopping Center	LaPlace, LA	—	500,000	4,500,000	4,266,413	44,678	1,100,950	8,210,142	9,311,092	1,214,313		1998	(e	)
Riverside Plaza	Provo, UT	5,995,704	2,475,000	6,890,000	1,833,570	6,877	2,475,227	8,730,220	11,205,447	745,442		2002	(e	)
Rivertown Crossings	Grandville, MI	123,966,076	10,972,923	97,141,738	32,560,125	13,280,645	7,226,462	146,728,970	153,955,431	29,643,506	1998-1999		(e	)
Riverwalk Marketplace	New Orleans, LA	42,896,180	—	94,512,710	800,535	—	—	95,313,245	95,313,245	5,083,485		2004	(e	)
Rogue Valley Mall	Medford, OR	27,508,542	5,728,225	51,564,598	3,718,569	10,129	21,913,520	39,108,001	61,021,521	2,908,831		2003	(e	)
Saint Louis Galleria	St. Louis, MO	250,535,285	36,773,639	184,645,237	11,298,066	30,390	36,773,639	195,973,693	232,747,332	13,290,255		2003	(e	)
Salem Center	Salem, OR	27,225,164	11,885,000	33,253,000	2,013,173	—	6,966,434	40,184,739	47,151,173	3,767,126		2002	(e	)
Shops at La Cantera	San Antonio, TX	179,605,926	11,152,323	205,835,831	32,124,000	461,225	11,152,323	238,421,057	249,573,380	2,095,429	2005		(e	)
Sikes Senter	Wichita Falls, TX	64,571,968	12,758,642	50,566,596	1,951,864	—	12,758,642	52,518,460	65,277,102	4,789,268		2003	(e	)
Silver Lake Mall	Coeur d’Alene, ID	—	7,704,000	21,472,000	809,046	—	4,447,556	25,537,490	29,985,046	2,330,050		2002	(e	)
Sooner Mall	Norman, OK	59,205,800	2,700,000	24,300,000	18,018,192	—	2,580,578	42,437,614	45,018,192	10,612,860		1996	(e	)
South Street Seaport	New York, NY	54,850,000	—	10,871,602	1,286,789	—	—	12,158,391	12,158,391	3,731,372		2004	(e	)
Southlake Mall	Morrow, GA	105,996,100	6,700,000	60,406,902	13,074,709	192,535	6,700,000	73,674,146	80,374,146	17,220,115		1997	(e	)
Southland Center	Taylor, MI	114,799,344	7,690,000	99,375,730	1,407,166	—	7,690,000	100,782,895	108,472,895	6,080,286		2004	(e	)
Southland Mall	Hayward, CA	87,227,876	8,904,277	80,142,961	7,804,986	—	14,120,774	82,731,450	96,852,224	7,230,262		2002	(e	)
Southshore Mall	Aberdeen, WA	—	650,000	15,350,000	5,606,694	—	650,000	20,956,694	21,606,694	10,993,637		1986	(e	)
Southwest Plaza	Littleton, CO	77,674,866	9,000,000	103,983,673	28,463,084	973,804	9,000,000	133,420,561	142,420,561	26,366,210		1998	(e	)
Spokane Valley Mall	Spokane, WA	40,231,327	19,297,000	54,970,000	3,855,101	—	11,455,446	66,666,655	78,122,101	6,202,512		2002	(e	)
Spokane Valley Plaza	Spokane, WA	—	3,558,000	10,150,000	2,653	—	3,557,601	10,153,052	13,710,653	880,709		2002	(e	)
Spring Hill Mall	West Dundee, IL	83,061,497	12,400,000	111,643,525	17,854,728	107,027	12,400,000	129,605,280	142,005,280	24,475,172		1998	(e	)
Staten Island Mall	Staten Island, NY	173,482,164	222,710,000	318,042,341	22,763,949	—	222,710,000	340,806,289	563,516,289	14,655,196		2004	(e	)
Stonestown	San Francisco, CA	220,000,000	67,000,000	246,272,110	6,968,044	—	67,000,000	253,240,154	320,240,154	9,465,697		1998	(e	)
Streets at Southpoint	Durham, NC	252,819,709	16,070,268	406,265,828	22,430,362	—	15,940,000	428,826,458	444,766,458	13,724,336		2004	(e	)
Three Rivers Mall	Kelso, WA	22,681,993	7,068,000	19,917,000	1,982,549	—	4,312,238	24,655,311	28,967,549	2,271,817		2002	(e	)
Town East Mall	Mesquite, TX	113,292,401	9,528,518	141,627,727	20,457,971	147,675	7,710,985	164,050,907	171,761,891	18,752,406		2004	(e	)
Tucson Mall	Tucson, AZ	125,329,659	—	181,424,484	21,422,131	405,608	—	203,252,222	203,252,222	21,757,512		2001	(e	)
Twin Falls Crossing	Twin Falls, ID	—	275,000	767,000	373	—	275,499	766,874	1,042,373	66,708		2002	(e	)
University Crossing	Orem, UT	12,114,394	3,420,000	9,526,000	557,580	—	3,419,812	10,083,768	13,503,580	874,160		2002	(e	)
Valley Hills Mall	Hickory, NC	60,372,674	3,443,594	31,025,471	41,591,496	1,699,275	5,656,275	72,103,562	77,759,836	15,519,428		1997	(e	)
Valley Plaza Mall	Bakersfield, CA	102,402,961	12,685,151	114,166,356	16,691,647	234,101	12,685,151	131,092,105	143,777,256	23,729,222		1998	(e	)
Village of Cross Keys	Baltimore, MD	860,998	18,070,000	57,284,799	1,594,290	—	18,070,000	58,879,089	76,949,089	3,204,181		2004	(e	)
Visalia Mall	Visalia, CA	46,090,053	16,466,000	47,699,000	9,858,504	—	11,052,128	62,971,376	74,023,504	5,798,715		2002	(e	)
Ward Centers	Honolulu, HI	153,991,076	164,006,531	89,320,759	21,313,186	155,398	165,590,722	109,205,151	274,795,874	13,355,656		2002	(e	)
West Valley Mall	Tracy, CA	62,821,841	9,295,045	47,789,310	27,677,980	8,072,671	10,885,507	81,949,498	92,835,006	24,037,456	1995		(e	)
Westlake Center	Seattle, WA	76,492,021	—	117,002,720	314,580	—	—	117,317,301	117,317,301	7,740,948		2004	(e	) ***

GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
DECEMBER 31, 2005
Col. A		Col. B		Col. C				Col. D				Col. E						Col. F		Col. G	Col. H	Col. I

								Costs Capitalized
								Subsequent to Acquisition
												Gross Amounts at Which
				Initial Cost				Net Land,				Carried at Close of Period										Life Upon Which
								Buildings and														Latest Income
						Buildings and		Equipment		Carrying				Buildings and				Accumulated		Date of	Date	Statement is
Name of Center	Location	Encumbrances(a)		Land		Equipment(b)		Improvements		Costs(c)		Land		Equipment		Total(d)		Depreciation(e)		Construction	Acquired	Computed

Westwood Mall	Jackson, MI		37,110,400		2,658,208		23,923,869	6,704,728			546		3,571,208		29,716,144		33,287,352		7,759,777		1996	(e	)
White Marsh Mall	Baltimore, MD		76,255,823		24,760,000		239,687,702	4,806,094			—		24,760,000		244,493,796		269,253,796		10,203,429		2004	(e	)
White Mountain Mall	Rock Springs, WY		—		2,335,000		6,520,000	5,900,360			4,495		1,362,805		13,397,050		14,759,855		1,377,249		2002	(e	)
Willowbrook	Wayne, NJ		181,285,437		56,819		444,762,007	34,274,307			—		28,809,987		450,283,146		479,093,133		16,792,134		2004	(e	)
Woodbridge Center	Woodbridge, NJ		221,336,704		27,032		420,703,497	52,309,222			—		50,737,355		422,302,396		473,039,751		16,852,804		2004	(e	)
Woodlands Village	Flagstaff, AZ		7,660,126		2,689,000		7,484,000	24,123			—		2,688,652		7,508,472		10,197,123		651,726		2002	(e	)
Yellowstone Square	Idaho Falls, ID		—		1,057,000		2,943,000	52,705			—		1,057,200		2,995,505		4,052,705		259,188		2002	(e	)
Other, including corporate and developments in progress			7,337,204,380		265,082,941		490,726,930	96,045,413			4,331,915		232,032,167		624,155,031		856,187,199		86,327,802

Total Retail and Other			20,287,467,642		2,949,809,129		16,664,084,984	2,177,640,418			140,929,804		2,974,863,931		18,957,600,404		21,932,464,335		2,104,955,640

Master Planned Communities (h)	Summerlin, NV		60,533,143		990,179,000		—	(33,568,499)			—		956,601,854		8,647		956,610,501		—		2004	N/A
Summerlin	Houston, TX		48,519,429		257,222,000		—	46,842,220			—		304,064,220		—		304,064,220		—		2004	N/A
The Bridgelands	Howard County,		—		315,944,000		—	(57,657,810)			—		258,286,190		—		258,286,190		—		2004	N/A
Columbia and Emerson	MD Prince George’s		—		136,434,000		—	(21,474,430)			—		114,959,570		—		114,959,570		—		2004	N/A
Fairwood	County, MD		22,354,640		—		—	17,151,242			—		17,151,242		—		17,151,242		—		2004	N/A
Other

Total Master Planned Communities		131,407,211 $	20,418,874,853	1,699,779,000 $	4,649,588,129	— $	16,664,084,984	(48,707,277	) $2,128,933,141	— $	140,929,804	1,651,063,076 $	4,625,927,007	8,647 $	18,957,609,051	1,651,071,723 $	23,583,536,058	— $	2,104,955,640
Total

GENERAL GROWTH PROPERTIES, INC.
NOTES TO SCHEDULE III
(Dollars in thousands)

(a)	See description of mortgage notes and other debt payable in Note 6 of Notes to Consolidated Financial Statements.

(b)	Initial cost for constructed malls is cost at end of first complete calendar year subsequent to opening.

(c)	Carrying costs consist of capitalized construction-period interest and taxes.

(d)	The aggregate cost of land, buildings and equipment for federal income tax purposes is approximately $15,704,085.
Reconciliation of Real Estate

	2005	2004	2003

Balance at beginning of year	$23,308,792	$9,677,348	$6,957,996
Acquisitions	—	11,235,608	2,474,222
Change in Investment land and land held for development and sale	5,363	1,645,700	—
Additions	496,362	804,556	257,372
Hurricane property damage provisions(f)	(53,022)	—	—
Dispositions	(173,959)	(54,420)	(12,242)

Balance at end of year	$23,583,536	$23,308,792	$9,677,348

Reconciliation of Accumulated Depreciation

	2005	2004	2003

Balance at beginning of year	$1,453,488	$1,101,235	$798,431
Depreciation expense	652,109	354,560	205,780
Other(g)	(641)	(2,307)	97,024

Balance at end of year	$2,104,956	$1,453,488	$1,101,235

(e)	Depreciation is computed based upon the following estimated lives:

Years

Buildings, improvements and carrying costs	40-45
Equipment, tenant improvements and fixtures	5-10

(f)	Carrying costs reduced for hurricane property damage (Note 14)

(g)	Primarily dispositions in 2005 and 2004 and purchase of interest in GGP Ivanhoe III in 2003.

(h)	Decrease in Costs Capitalized Subsequent to Acquisition is primarily attributable to land sales in these Master Planned Communities.

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of General Growth Properties, Inc. filed with the Delaware Secretary of State on February 10, 2006 (filed herewith).
3.2	Bylaws of General Growth Properties, Inc., as amended (filed herewith).
4.1	Form of Common Stock Certificate (filed herewith).
4.2	Rights Agreement dated July 27, 1993, between General Growth Properties, Inc. and certain other parties named therein (filed herewith).
4.3	Amendment to Rights Agreement dated as of February 1, 2000, between General Growth Properties, Inc. and certain other parties named therein (previously filed as Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference).
4.4	Redemption Rights Agreement dated July 13, 1995, by and among GGP Limited Partnership (the “Operating Partnership”), General Growth Properties, Inc. and the persons listed on the signature pages thereof (filed herewith).
4.5	Redemption Rights Agreement dated December 6, 1996, among the Operating Partnership, Forbes/ Cohen Properties, Lakeview Square Associates, and Jackson Properties (filed herewith).
4.6	Redemption Rights Agreement dated June 19, 1997, among the Operating Partnership, General Growth Properties, Inc., and CA Southlake Investors, Ltd. (filed herewith).
4.7	Redemption Rights Agreement dated October 23, 1997, among General Growth Properties, Inc., the Operating Partnership and Peter Leibowits (filed herewith).
4.8	Redemption Rights Agreement dated April 2, 1998, among the Operating Partnership, General Growth Properties, Inc. and Southwest Properties Venture (filed herewith).
4.9	Redemption Rights Agreement dated July 21, 1998, among the Operating Partnership, General Growth Properties, Inc., Nashland Associates, and HRE Altamonte, Inc. (filed herewith).
4.10	Redemption Rights Agreement dated October 21, 1998, among the Operating Partnership, General Growth Properties, Inc. and the persons on the signature pages thereof (filed herewith).
4.11	Redemption Rights Agreement (PDC Common Units) dated July 10, 2002, by and among the Operating Partnership, General Growth Properties, Inc. and the persons listed on the signature pages thereof (previously filed as Exhibit 10.6 to the Current Report on Form 8-K dated July 10, 2002 which was filed with the SEC on July 24, 2002, incorporated herein by reference).
4.12	Redemption Rights Agreement (PDC Series B Preferred Units) dated July 10, 2002, by and among the Operating Partnership, General Growth Properties, Inc. and the persons listed on the signature pages thereof (previously filed as Exhibit 10.7 to the Current Report on Form 8-K dated July 10, 2002 which was filed with the SEC on July 24, 2002, incorporated herein by reference).
4.13	Redemption Rights Agreement (Series C Preferred Units) dated November 27, 2002, by and among the Operating Partnership, General Growth Properties, Inc. and JSG, LLC (previously filed as Exhibit 10(LLL) to the Annual Report on Form 10-K for the year ended December 31, 2002 which was filed with the SEC on March 14, 2003, incorporated herein by reference).
4.14	Redemption Rights Agreement (PDC Common Units) dated November 27, 2002, by and among the Operating Partnership, General Growth Properties, Inc. and JSG, LLC (previously filed as Exhibit 10(MMM) to the Annual Report on Form 10-K for the year ended December 31, 2002 which was filed with the SEC on March 14, 2003, incorporated herein by reference).
4.15	Redemption Rights Agreement dated December 11, 2003, by and among the Operating Partnership, General Growth Properties, Inc. and Everitt Enterprises, Inc. (previously filed as Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2003 which was filed with the SEC on March 12, 2004, incorporated herein by reference).
4.16	Form of Registration Rights Agreement dated April 15, 1993, between General Growth Properties, Inc., Martin Bucksbaum, Matthew Bucksbaum and the other parties named therein (filed herewith).
4.17	Amendment to Registration Rights Agreement dated February 1, 2000, among General Growth Properties, Inc. and certain other parties named therein (previously filed as Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2003 which was filed with the SEC on March 12, 2004, incorporated herein by reference).

4.18	Registration Rights Agreement dated April 17, 2002, between General Growth Properties, Inc. and GSEP 2002 Realty Corp. (previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 which was filed with the SEC on May 13, 2002, incorporated herein by reference).
4.19	Rights Agreement dated November 18, 1998, between General Growth Properties, Inc. and Norwest Bank Minnesota, N.A., as Rights Agent (including the Form of Certificate of Designation of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the Form of Right Certificate attached thereto as Exhibit B and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C) (filed herewith).
4.20	First Amendment to Rights Agreement dated as of November 10, 1999, between General Growth Properties, Inc. and Norwest Bank Minnesota, N.A. (filed herewith).
4.21	Second Amendment to Rights Agreement dated as of December 31, 2001, between General Growth Properties, Inc. and Mellon Investor Services, LLC, successor to Norwest Bank Minnesota, N.A. (previously filed as Exhibit 4.13 to the Registration Statement on Form S-3 (No. 333-82134) dated February 4, 2002 which was filed with the SEC on February 5, 2002, incorporated herein by reference).
4.22	Letter Agreement concerning Rights Agreement dated November 10, 1999, between the Operating Partnership and NYSCRF (filed herewith).
4.23	The Rouse Company and The First National Bank of Chicago (Trustee) Indenture dated as of February 24, 1995 (previously filed as Exhibit 4.23 to the Annual Report on Form 10-K for the year ended December 31, 2004 which was filed with the SEC on March 22, 2005, incorporated herein by reference).
4.24	Second Amended and Restated Credit Agreement dated as of February 24, 2006 among General Growth Properties, Inc., Operating Partnership and GGPLP L.L.C., as Borrowers; the several lenders from time to time parties thereto; Banc of America Securities LLC, Eurohypo AG, New York Branch (“Eurohypo”) and Wachovia Capital Markets, LLC, as Arrangers; Eurohypo, as Administrative Agent; Bank of America, N.A., and Wachovia Bank, National Association, as Syndication Agents; and Lehman Commercial Paper, Inc., as Documentation Agent (previously filed as Exhibit 4.1 to the Current Report on Form 8-K dated February 24, 2006 which was filed with the SEC on March 2, 2006, incorporated herein by reference).
10.1	Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated April 1, 1998 (the “LP Agreement”) (filed herewith).
10.2	First Amendment to the LP Agreement dated as of June 10, 1998 (previously filed as Exhibit 10(B) to the Annual Report on Form 10-K for the year ended December 31, 2002 which was filed with the SEC on March 14, 2003, incorporated herein by reference).
10.3	Second Amendment to the LP Agreement dated as of June 29, 1998 (previously filed as Exhibit 10(C) to the Annual Report on Form 10-K for the year ended December 31, 2002 which was filed with the SEC on March 14, 2003, incorporated herein by reference).
10.4	Third Amendment to the LP Agreement dated as of February 15, 2002 (previously filed as Exhibit 10.3 to the Current Report on Form 8-K dated July 10, 2002 which was filed with the SEC on July 24, 2002, incorporated herein by reference).
10.5	Amendment to the LP Agreement dated as of April 24, 2002 (previously filed as Exhibit 10.4 to the Current Report on Form 8-K dated July 10, 2002 which was filed with the SEC on July 24, 2002, incorporated herein by reference).
10.6	Fourth Amendment to the LP Agreement dated as of July 10, 2002 (previously filed as Exhibit 10.5 to the Current Report on Form 8-K dated July 10, 2002 which was filed with the SEC on July 24, 2002, incorporated herein by reference).
10.7	Amendment to the LP Agreement dated as of November 27, 2002 (previously filed as Exhibit 10(G) to the Annual Report on Form 10-K for the year ended December 31, 2002 which was filed with the SEC on March 14, 2003, incorporated herein by reference).
10.8	Sixth Amendment to the LP Agreement and Exhibit A to the Amendment dated as of November 20, 2003 (previously filed as Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2003 which was filed with the SEC on March 12, 2004, incorporated herein by reference).

10.9		Amendment to the LP Agreement and Exhibit A to the Amendment dated as of December 11, 2003 (previously filed as an Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 2003 which was filed with the SEC on March 12, 2004, incorporated herein by reference).
10.10		Amendment to the LP Agreement dated November 12, 2004 (previously filed as Exhibit 10.3 to the Current Report on Form 8-K/A dated November 12, 2004 which was filed with the SEC on November 18, 2004, incorporated herein by reference).
10.11		Second Amended and Restated Operating Agreement of GGPLP L.L.C. dated April 17, 2002 (the “LLC Agreement”) (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 which was filed with the SEC on May 13, 2002, incorporated herein by reference).
10.12		First Amendment to the LLC Agreement dated April 23, 2002 (previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 which was filed with the SEC on May 13, 2002, incorporated herein by reference).
10.13		Second Amendment to the LLC Agreement dated May 13, 2002 (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 which was filed with the SEC on August 13, 2002, incorporated herein by reference).
10.14		Third Amendment to the LLC Agreement dated October 30, 2002 (previously filed as Exhibit 10(Y) to the Annual Report on Form 10-K for the year ended December 31, 2002 which was filed with the SEC on March 14, 2003, incorporated herein by reference).
10.15		Fourth Amendment to the LLC Agreement dated April 7, 2003 (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 which was filed with the SEC on May 9, 2003, incorporated herein by reference).
10.16		Fifth Amendment to the LLC Agreement dated April 11, 2003 (previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 which was filed with the SEC on May 9, 2003, incorporated herein by reference).
10.17		Sixth Amendment to the LLC Agreement dated November 12, 2004 (previously filed as Exhibit 10.2 to the Current Report on Form 8-K/A dated November 12, 2004 which was filed with the SEC on November 18, 2004, incorporated herein by reference).
10.18		Stockholders Agreement dated December 20, 1995, among GGP/ Homart, Inc., Operating Partnership, The Comptroller of the State of New York, As Trustee of the Common Retirement Fund (“NYSCRF”), Equitable Life Insurance Company of Iowa, USG Annuity & Life Company, Trustees of the University of Pennsylvania and General Growth Properties (filed herewith).
10.19		First Amendment to Stockholders Agreement dated September 10, 1996 (filed herewith).
10.20		Operating Agreement dated November 10, 1999, between the Operating Partnership, NYSCRF, and GGP/Homart II L.L.C. (filed herewith).
10.21		Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated November 22, 2002 (filed herewith).
10.22		Letter Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated January 31, 2003 (filed herewith).
10.23		Second Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated January 31, 2003 (filed herewith).
10.24		Amended and Restated Operating Agreement of GGP-TRS L.L.C. dated August 26, 2002, between the Operating Partnership, Teachers’ Retirement System of the State of Illinois and GGP-TRS L.L.C. (filed herewith).
10.25		First Amendment to Amended and Restated Operating Agreement of GGP-TRS L.L.C. dated December 19, 2002 (filed herewith).
10.26		Second Amendment to Amended and Restated Operating Agreement of GGP-TRS L.L.C. dated November 1, 2005 (filed herewith).
10	.27*	General Growth Properties, Inc. 1998 Incentive Stock Plan, as amended (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 which was filed with the SEC on August 8, 2005, incorporated herein by reference).

10	.28*	Form of Option Agreement pursuant to 1998 Incentive Stock Plan (previously filed as Exhibit 10.47 to the Annual Report on Form 10-K for the year ended December 31, 2004 which was filed with the SEC on March 22, 2005, incorporated herein by reference).
10	.29*	General Growth Properties, Inc. 2003 Incentive Stock Plan (previously filed as Exhibit 4.1 to the Registration Statement (333-105882) on Form S-8 dated June 5, 2003 which was filed with the SEC on June 6, 2003, incorporated herein by reference).
10	.30*	Form of Option Agreement pursuant to 2003 Incentive Stock Plan (previously filed as Exhibit 10.48 to the Annual Report on Form 10-K for the year ended December 31, 2004 which was filed with the SEC on March 22, 2005, incorporated herein by reference).
10	.31*	Form of Restricted Stock Agreement pursuant to 2003 Incentive Stock Plan (filed herewith).
10	.32*	Summary of Non-Employee Director Compensation Program (previously filed as Exhibit 10.1 to the Current Report on Form 8-K dated July 26, 2005 which was filed with the SEC on July 28, 2005, incorporated herein by reference).
10.33		Form of Contingent Stock Agreement, effective January 1, 1996, by The Rouse Company and in favor of and for the benefit of the Holders and the Representatives (as defined therein) (previously filed as Exhibit 99.1 to the Registration Statement on Form S-3/A (No. 333-120373) which was filed with the SEC on December 23, 2004, incorporated herein by reference).
10.34		Assumption Agreement dated October 19, 2004 by General Growth Properties, Inc. and The Rouse Company in favor of and for the benefit of the Holders and the Representatives (as defined therein) (previously filed as Exhibit 99.2 to the Registration Statement on Form S-3/A (No. 333-120373) which was filed with the SEC on December 23, 2004, incorporated herein by reference).
10.35		Agreement and Plan of Merger by and Among The Rouse Company, General Growth Properties, Inc. and Red Acquisition, LLC dated as of August 19, 2004 (previously filed as Exhibit 2.1 to our Current Report on Form 8-K/A dated August 20, 2004 which was filed with the SEC on August 24, 2004, incorporated herein by reference).
21		List of Subsidiaries (filed herewith).
23.1		Consent of Deloitte & Touche LLP (filed herewith).
23.2		Consent of KPMG LLP (filed herewith).
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).

(*)	A compensatory plan or arrangement required to be filed.
Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of December 31, 2005. The registrant agrees to furnish a copy of such agreements to the Commission upon request.

S-4