Form 10-Q
period 2006-03-31
GENERAL GROWTH PROPERTIES INC
filed 2006-05-10
CIK 895648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2006
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
YES ☐                      NO ☑
The number of shares of Common Stock, $.01 par value, outstanding on May 9, 2006 was 241,092,268.

GENERAL GROWTH PROPERTIES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(Dollars in thousands)

	March 31,	December 31,
	2006	2005
	(Unaudited)
Assets
Investment in real estate:
Land	$2,823,824	$2,826,766
Buildings and equipment	18,797,590	18,739,445
Less accumulated depreciation	(2,262,698)	(2,104,956)
Developments in progress	406,734	366,262

Net property and equipment	19,765,450	19,827,517
Investment in and loans to/from Unconsolidated Real Estate Affiliates	1,785,286	1,818,097
Investment land and land held for development and sale	1,644,734	1,651,063

Net investment in real estate	23,195,470	23,296,677
Cash and cash equivalents	65,233	102,791
Accounts and notes receivable, net	278,569	293,351
Insurance recovery receivable	58,822	63,382
Goodwill	361,897	420,624
Deferred expenses, net	241,284	209,825
Prepaid expenses and other assets	961,429	920,369

Total assets	$25,162,704	$25,307,019

Liabilities and Stockholders’ Equity
Mortgage notes and other debt payable	$20,448,048	$20,418,875
Deferred tax liabilities	1,252,814	1,286,576
Accounts payable and accrued expenses	925,675	1,032,414

Total liabilities	22,626,537	22,737,865

Minority interests:
Preferred	202,110	205,944
Common	420,537	430,292

Total minority interests	622,647	636,236

Commitments and contingencies	—	—

Preferred stock: $100 par value; 5,000,000 shares authorized; none issued and outstanding	—	—

Stockholders’ equity:
Common stock: $.01 par value; 875,000,000 shares authorized; 241,015,206 and 239,865,045 shares issued and outstanding as of March 31, 2006 and December 31, 2005, respectively	2,410	2,399
Additional paid-in capital	2,492,481	2,469,262
Retained earnings (accumulated deficit)	(593,676)	(518,555)
Unearned compensation-restricted stock	(2,521)	(280)
Accumulated other comprehensive income	14,826	10,454
Less common stock in treasury, no shares at March 31, 2006 and 668,396 shares at December 31, 2005, at cost	—	(30,362)

Total stockholders’ equity	1,913,520	1,932,918

Total liabilities and stockholders’ equity	$25,162,704	$25,307,019

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars in thousands, except for per share amounts)

	Three Months Ended
	March 31,
	2006	2005
Revenues:
Minimum rents	$437,731	$405,834
Tenant recoveries	185,442	185,057
Overage rents	14,227	13,607
Land sales	137,220	61,250
Management and other fees	28,713	18,356
Other	25,286	22,353

Total revenues	828,619	706,457

Expenses:
Real estate taxes	54,964	53,190
Repairs and maintenance	47,054	48,435
Marketing	12,030	13,952
Other property operating costs	86,833	92,937
Land sales operations	98,598	53,811
Provision for doubtful accounts	6,213	4,197
Property management and other costs	46,707	34,964
General and administrative	3,558	2,811
Depreciation and amortization	165,346	161,725

Total expenses	521,303	466,022

Operating income	307,316	240,435

Interest income	3,222	1,040
Interest expense	(278,794)	(245,274)

Income (loss) before income taxes and allocations to minority interests and from unconsolidated affiliates	31,744	(3,799)
Benefit (provision) for income taxes	(25,974)	1,307
Income allocated to minority interests	(11,224)	(12,664)
Equity in income of unconsolidated affiliates	28,468	26,691

Income from continuing operations	23,014	11,535
Income from discontinued operations, net of minority interests	—	1,530

Net income available to common stockholders	$23,014	$13,065

Basic Earnings Per Share:
Continuing operations	$0.10	$0.05
Discontinued operations	—	0.01

Total basic earnings per share	$0.10	$0.06

Diluted Earnings Per Share:
Continuing operations	$0.10	$0.05
Discontinued operations	—	0.01

Total diluted earnings per share	$0.10	$0.06

Dividends declared per share	$0.41	$0.36

Comprehensive Income, Net:
Net income	$23,014	$13,065
Other comprehensive income, net of minority interest:
Net unrealized gains on financial instruments	1,286	6,127
Minimum pension liability adjustment	(59)	(107)
Foreign currency translation	3,052	(44)
Unrealized gains on available-for-sale securities	93	290

Total other comprehensive income, net of minority interest	4,372	6,266

Comprehensive income, net	$27,386	$19,331

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	Three Months Ended
	March 31,
	2006	2005
Cash flows from operating activities:
Net Income	$23,014	$13,065
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests, including discontinued operations	11,224	12,856
Equity in income of unconsolidated affiliates	(28,468)	(26,460)
Provision for doubtful accounts, including discontinued operations	6,213	4,254
Distributions received from unconsolidated affiliates	26,604	8,585
Depreciation, including discontinued operations	159,284	158,544
Amortization, including discontinued operations	8,769	6,757
Amortization of debt market rate adjustment	(7,939)	(8,335)
Participation expense pursuant to Contingent Stock Agreement	38,480	20,214
Land development and acquisition expenditures	(47,099)	(25,347)
Cost of land sales	53,428	28,507
Debt assumed by purchasers of land	(4,336)	(1,118)
Deferred income taxes	23,562	6,033
Proceeds from the sale of marketable securities, including defined contribution plan assets	3,107	4,574
Straight-line rent amortization	(12,530)	(15,023)
Above and below market lease amortization	(9,104)	(7,726)
Other intangible amortization	2,563	2,968
Net changes:
Accounts and notes receivable	17,006	2,112
Prepaid expenses and other assets	10,666	(18,137)
Deferred expenses	(15,003)	(9,435)
Accounts payable and accrued expenses	(68,587)	(33,486)
Other, net	5,142	1,165

Net cash provided by operating activities	195,996	124,567

Cash flows from investing activities:
Acquisition/development of real estate and property additions/improvements	(176,538)	(118,908)
Proceeds from sale of investment property	6,208	—
Increase in investments in unconsolidated affiliates	(34,677)	(8,717)
Increase (decrease) in restricted cash	(5,208)	3,798
Insurance recoveries	7,500	—
Distributions received from unconsolidated affiliates in excess of income	88,849	13,345
Loans to unconsolidated affiliates, net	(23,574)	—
Other, net	4,855	7,113

Net cash used in investing activities	(132,585)	(103,369)

Cash flows from financing activities:
Cash distributions paid to common stockholders	(98,133)	(84,505)
Cash distributions paid to holders of Common Units	(21,760)	(20,085)
Cash distributions paid to holders of perpetual and convertible preferred units	(4,408)	(8,544)
Proceeds from issuance of common stock, including from common stock plans	9,158	27,729
Proceeds from issuance of mortgage notes and other property debt payable	5,821,200	1,238,147
Principal payments on mortgage notes and other property debt payable	(5,778,800)	(1,163,255)
Deferred finance costs	(30,057)	(1,524)
Other, net	1,831	393

Net cash used in financing activities	(100,969)	(11,644)

Net change in cash and cash equivalents	(37,558)	9,554
Cash and cash equivalents at beginning of period	102,791	39,581

Cash and cash equivalents at end of period	$65,233	$49,135

Supplemental disclosure of cash flow information:
Interest paid	$290,508	$265,378
Interest capitalized	11,094	14,954
Taxes paid	4,315	3,898

Non-cash investing and financing activities:
Common stock issued in exchange for Operating Partnership Units	$2,614	$18,661
Common stock issued in exchange for convertible preferred units	3,833	1,006
Common stock issued pursuant to Contingent Stock Agreement	35,349	18,098
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
NOTE 1 ORGANIZATION
Readers of this quarterly report should refer to the Company’s (as defined below) audited consolidated financial statements for the year ended December 31, 2005 which are included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (Commission File No. 1-11656), as certain footnote disclosures which would substantially duplicate those contained in the 2005 annual audited consolidated financial statements have been omitted from this report. Capitalized terms used, but not defined, in this quarterly report have the same meanings as in the Company’s 2005 Annual Report on Form 10-K.
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
Substantially all of our business is conducted through GGP Limited Partnership (the “Operating Partnership” or “GGPLP”). As of March 31, 2006, ownership of the Operating Partnership was as follows:

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
In addition to holding ownership interests in various joint ventures, the Operating Partnership generally conducts its operations through the following subsidiaries:
•	GGPLP L.L.C., a Delaware limited liability company (the “LLC”), has ownership interests in the majority of our properties (other than those acquired in The Rouse Company merger (the “TRC Merger,”).

•	The Rouse Company LP (“TRCLP”), successor to The Rouse Company (“TRC”), which includes both REIT and taxable REIT subsidiaries (“TRSs”), has ownership interests in Consolidated Properties and Unconsolidated Properties (each as defined below).

GENERAL GROWTH PROPERTIES, INC.
•	General Growth Management, Inc. (“GGMI”), a TRS, manages, leases, and performs various other services for some of our Unconsolidated Real Estate Affiliates (as defined below) and approximately 30 properties owned by unaffiliated third parties.
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
In the opinion of management, all adjustments (consisting of normal recurring adjustments, unless otherwise noted) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results for the interim period ended March 31, 2006 are not necessarily indicative of the results to be obtained for the full fiscal year.
Accounting for Acquisitions
Acquisitions of properties are accounted for utilizing the purchase method and accordingly, the results of operations are included in our results of operations subsequent to the respective dates of acquisition. The purchase prices for all property acquisitions are subject to certain prorations and adjustments. Estimates of future cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment and identifiable intangible assets and liabilities such as amounts related to in-place at-market leases, acquired above and below-market leases and tenant relationships. Initial valuations are subject to change until such information is finalized no later than the reporting period which contains the date 12 months from the applicable acquisition dates.
Earnings Per Share (“EPS”)
Information related to our EPS calculations is summarized as follows:

	Three Months Ended March 31,
	2006		2005
	Basic	Diluted	Basic	Diluted
	(In thousands)
Numerators:
Income from continuing operations	$23,014	$23,014	$11,535	$11,535
Discontinued operations, net of minority interests	—	—	1,530	1,530

Net income	$23,014	$23,014	$13,065	$13,065

Denominators:
Weighted average number of common shares outstanding — basic	240,621	240,621	235,812	235,812
Effect of dilutive securities — options	—	967	—	776

Weighted average number of common shares outstanding — diluted	240,621	241,588	235,812	236,588

GENERAL GROWTH PROPERTIES, INC.
Dilutive EPS excludes options where the exercise price was higher than the average market price of our common stock and, therefore, the effect would be anti-dilutive and options for which the conditions which must be satisfied prior to the issuance of any such shares were not achieved. Such excluded options totaled 3,213,651 for the three months ended March 31, 2006 and 1,199,132 for the three months ended March 31, 2005. Outstanding Common Units have also been excluded from the diluted earnings per share calculation because there would be no effect on EPS as the minority interests’ share of income would also be added back to net income.
Revenue Recognition and Related Matters
Straight-line rents receivable, which represent the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases, of approximately $137.3 million as of March 31, 2006 and $123.5 million as of December 31, 2005 are included in accounts receivable, net in the accompanying consolidated balance sheets. Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates and accretion related to above and below-market leases on properties acquired as provided by FASB Statements No. 141, “Business Combinations” (“SFAS 141”) and No. 142, “Goodwill and Intangible Assets” (“SFAS 142”).

	Three Months Ended
	March 31,
(In thousands)	2006	2005

Termination income	$17,240	$2,527
Accretion of above and below-market leases	9,104	7,726
Management fees primarily represent management and leasing fees, financing fees and fees for other ancillary services performed by us for the benefit of certain of the Unconsolidated Real Estate Affiliates and for properties owned by third parties and are recognized as revenues when earned. We recognized fees for services performed for such Unconsolidated Properties of approximately $21.6 million for the three months ended March 31, 2006 and approximately $17.1 million for the three months ended March 31, 2005.
Employee Benefit and Stock Plans
Incentive Stock Plans
General Growth has incentive stock plans designed to attract and retain officers and key employees. Our incentive stock plans provide for stock and option grants to employees in the following forms:
•	Restricted stock grants

•	Threshold-vesting stock options (“TSOs”)

•	Stock options (pursuant to the 2003 Incentive Stock Plan, “Executive Stock Options”)
During the quarter ended March 31, 2006, we issued 70,000 restricted stock grants to certain officers, 1,225,000 Executive Stock Options to officers and key employees and 45,000 Executive Stock Options to directors. The restricted stock grants vest over various periods of up to three years. Twenty percent of the Executive Stock Options granted to officers and key employees vested immediately and the remainder vest in 20% annual increments. The Executive Stock Options granted to directors vested immediately. All of the remaining Executive Stock Options granted in 2006 will expire by 2011.

GENERAL GROWTH PROPERTIES, INC.
The following is a summary of outstanding TSOs as of March 31, 2006:

	TSO Grant Year
	2006	2005	1999-2003
Exercise price	$50.47	$35.41	$14.00	*
Threshold vesting stock price	70.79	49.66	19.63	*
Vesting date	N/A	N/A	2002-2003
Fair value of options on grant date	3.31	3.77	1.03	*
Shares:
Original grant	1,400,000	1,000,000	4,523,952
Forfeited	(38,060)	(83,289)	(845,826)
Vested and exchanged for cash	—	—	(2,647,509)
Vested and exercised	—	—	(862,770)

Outstanding	1,361,940	916,711	167,847

*	Weighted average amounts
Total compensation expense related to the restricted stock grants, Executive Stock Options and TSO’s totaled $5.0 million for the three months ended March 31, 2006 and $3.1 million for the three months ended March 31, 2005.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, provisions for income taxes, recoverable amounts of receivables and deferred taxes, initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions, and cost ratios and completion percentages used for land sales. Actual results could differ from those estimates.
Reclassifications and Corrections
Certain amounts in the 2005 consolidated financial statements, including discontinued operations (Note 6), have been reclassified to conform to the current year presentation. In addition, during the first quarter of 2006, we made a correction to the purchase price allocation of TRCLP that was recorded in our 2005 consolidated financial statements. Such correction reduced deferred tax liabilities by approximately $58.7 million with a corresponding reduction to goodwill and had no impact on earnings or cash flows for the year ended December 31, 2005 or the three months ended March 31, 2006. We believe that the effects of this correction are not material to our previously issued 2005 consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
NOTE 2 INTANGIBLES
The following table summarizes our intangible assets and liabilities:

	Gross Asset	Accumulated	Net Carrying
(In thousands)	(Liability)	(Amortization)/Accretion	Amount
As of March 31, 2006
Tenant leases:
In-place value	$664,444	$(210,195)	$454,249
Above-market	106,117	(35,640)	70,477
Below-market	(293,967)	127,984	(165,983)
Ground leases:
Above-market	(16,968)	653	(16,315)
Below-market	358,524	(10,078)	348,446
Real estate tax stabilization agreement	91,879	(5,534)	86,345

As of December 31, 2005
Tenant leases:
In-place value	$664,444	$(176,190)	$488,254
Above-market	106,117	(29,023)	77,094
Below-market	(293,967)	111,697	(182,270)
Ground leases:
Above-market	(16,968)	535	(16,433)
Below-market	358,524	(8,736)	349,788
Real estate tax stabilization agreement	91,879	(4,691)	87,188
Amortization/accretion of these intangible assets and liabilities, and similar assets and liabilities from our Unconsolidated Real Estate Affiliates, decreased net income by approximately $29.7 million for the three months ended March 31, 2006 and $25.5 million for the three months ended March 31, 2005.
Future amortization/accretion, including our share of such items from Unconsolidated Real Estate Affiliates, is estimated to decrease annual net income by approximately $120 million in both 2006 and 2007, $90 million in 2008, $60 million in 2009, and $40 million in 2010.
NOTE 3 INVESTMENTS IN AND LOANS TO/FROM UNCONSOLIDATED REAL ESTATE AFFILIATES
The Unconsolidated Real Estate Affiliates constitute our non-controlling investment in real estate joint ventures that own and/or develop shopping centers and other retail and investment property. Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. We manage most of the properties owned by these joint ventures. Some of the joint ventures have elected to be taxed as REITs. Since we have joint interest and control of the Unconsolidated Properties with our venture partners, we account for these joint ventures using the equity method.
In certain circumstances, we are obligated (or can elect) to fund debt in excess of our pro rata share of the debt of our Unconsolidated Real Estate Affiliates. Such

GENERAL GROWTH PROPERTIES, INC.
Retained Debt totaled $301.4 million as of March 31, 2006 and $302.7 million as of December 31, 2005, and has been reflected as a reduction of our Investment in Unconsolidated Real Estate Affiliates.
The significant accounting policies used by the Unconsolidated Real Estate Affiliates are the same as ours.
On April 6, 2006, we acquired our joint venture partner’s 49% interest in GGP Ivanhoe IV, Inc. which owns Eastridge Mall, for $115 million, which was paid with a note due in September 2006. As of April 6, 2006, Eastridge Mall will be consolidated for accounting purposes.
Condensed Combined Financial Information of Unconsolidated Real Estate Affiliates
The following is condensed combined financial information for our Unconsolidated Real Estate Affiliates as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005.

		December 31,
(In thousands)	March 31, 2006	2005
Condensed Combined Balance Sheets — Unconsolidated Real Estate Affiliates
Assets:
Land	$929,647	$919,532
Buildings and equipment	7,760,735	7,658,896
Less accumulated depreciation	(1,366,120)	(1,304,226)
Developments in progress	499,307	425,057

Net property and equipment	7,823,569	7,699,259
Investment in unconsolidated joint ventures	74,621	89,430
Investment land and land held for sale and development	258,394	259,386

Net investment in real estate	8,156,584	8,048,075
Cash and cash equivalents	174,607	194,494
Accounts and notes receivable, net	139,023	161,218
Deferred expenses, net	147,266	148,561
Prepaid expenses and other assets	217,794	259,480

Total assets	$8,835,274	$8,811,828

Liabilities and Owners’ Equity:
Mortgage notes and other property debt payable	$6,434,765	$6,325,118
Accounts payable and accrued expenses	450,047	455,596
Owners’ equity	1,950,462	2,031,114

Total liabilities and owners’ equity	$8,835,274	$8,811,828

Investment In and Loans To/From Unconsolidated Real Estate Affiliates
Owners’ equity	$1,950,462	$2,031,114
Less joint venture partners’ equity	(1,126,461)	(1,188,150)
Capital or basis differences and loans	961,285	975,133

Investment in and loans to/from Unconsolidated Real Estate Affiliates	$1,785,286	$1,818,097

GENERAL GROWTH PROPERTIES, INC.

	Three Months Ended
	March 31,
(In thousands)	2006	2005
Condensed Combined Statements of Income — Unconsolidated Real Estate Affiliates
Revenues:
Minimum rents	$210,979	$192,445
Tenant recoveries	93,776	86,859
Overage rents	4,700	3,504
Land sales	35,331	16,319
Other	42,538	29,849

Total revenues	387,324	328,976

Expenses:
Real estate taxes	30,087	27,531
Repairs and maintenance	21,240	21,431
Marketing	7,121	6,826
Other property operating costs	73,675	57,864
Land sales operations	18,917	7,204
Provision for doubtful accounts	288	2,208
Property management and other costs	16,118	14,027
General and administrative	1,920	481
Depreciation and amortization	66,226	58,819

Total expenses	235,592	196,391

Operating income	151,732	132,585
Interest income	6,002	1,532
Interest expense	(80,821)	(68,809)
Equity in income of unconsolidated joint ventures	1,429	1,119

Net income	$78,342	$66,427

Equity In Income of Unconsolidated Real Estate Affiliates
Total income of Unconsolidated Real Estate Affiliates	$78,342	$66,427
Joint venture partners’ share of income of Unconsolidated Real Estate Affiliates	(41,075)	(33,701)
Amortization of capital or basis differences	(8,799)	(6,035)

Equity in income of Unconsolidated Real Estate Affiliates	$28,468	$26,691

In addition, the following is summarized financial information for certain individually significant Unconsolidated Real Estate Affiliates for the three months ended March 31, 2006 and 2005.

GENERAL GROWTH PROPERTIES, INC.

Three months ended March 31,	GGP/Homart
(In thousands)	2006	2005
Revenues:
Minimum rents	$58,571	$59,610
Tenant recoveries	24,566	22,943
Overage rents	1,736	1,097
Other	2,239	1,994

Total revenues	87,112	85,644

Expenses:
Real estate taxes	7,897	7,380
Repairs and maintenance	6,498	7,135
Marketing	2,272	2,450
Other property operating costs	10,456	7,872
Provision for doubtful accounts	(194)	330
Property management and other costs	5,541	5,065
General and administrative	98	99
Depreciation and amortization	17,917	17,020

Total expenses	50,485	47,351

Operating income	36,627	38,293
Interest income	2,086	498
Interest expense	(21,648)	(20,329)
Equity in income of unconsolidated joint ventures	1,429	1,119

Net income	$18,494	$19,581

Three months ended March 31,	GGP/Homart II
(In thousands)	2006	2005
Revenues:
Minimum rents	$52,535	$45,957
Tenant recoveries	23,591	23,090
Overage rents	1,069	1,035
Other	2,003	1,341

Total revenues	79,198	71,423

Expenses:
Real estate taxes	7,448	7,301
Repairs and maintenance	4,482	4,727
Marketing	2,039	2,377
Other property operating costs	8,610	8,038
Provision for doubtful accounts	79	611
Property management and other costs	4,794	4,088
General and administrative	1,665	184
Depreciation and amortization	15,510	15,024

Total expenses	44,627	42,350

Operating income	34,571	29,073
Interest income	2,873	478
Interest expense	(20,112)	(16,313)

Net income	$17,332	$13,238

GENERAL GROWTH PROPERTIES, INC.

Three months ended March 31,	GGP/Teachers
(In thousands)	2006	2005
Revenues:
Minimum rents	$25,651	$20,860
Tenant recoveries	10,848	9,579
Overage rents	594	65
Other	518	470

Total revenues	37,611	30,974

Expenses:
Real estate taxes	2,914	2,749
Repairs and maintenance	1,893	1,817
Marketing	1,037	856
Other property operating costs	4,527	3,699
Provision for doubtful accounts	(108)	61
Property management and other costs	2,190	1,650
General and administrative	150	184
Depreciation and amortization	7,460	5,147

Total expenses	20,063	16,163

Operating income	17,548	14,811
Interest income	184	136
Interest expense	(10,386)	(4,793)

Net income	$7,346	$10,154

NOTE 4 MORTGAGE NOTES AND OTHER PROPERTY DEBT PAYABLE
Mortgage notes and other property debt payable reflected in the accompanying consolidated balance sheets at March 31, 2006 and December 31, 2005 consisted of the following:

	March 31,	December 31,
(In thousands)	2006	2005
Fixed-rate debt:
Commercial mortgage-backed securities	$1,180,497	$1,181,895
Other collateralized mortgage notes and other debt payable	11,527,837	11,092,544
Corporate and other unsecured term loans	1,607,350	1,631,257

Total fixed-rate debt	14,315,684	13,905,696

Variable-rate debt:
Commercial mortgage-backed securities	305,219	306,270
Other collateralized mortgage notes and other debt payable	637,945	888,842
Credit facilities	141,000	180,500
Corporate and other unsecured term loans	5,048,200	5,137,567

Total variable-rate debt	6,132,364	6,513,179

Total	$20,448,048	$20,418,875

GENERAL GROWTH PROPERTIES, INC.
Commercial Mortgage-Backed Securities
In December 2001, the Operating Partnership and certain Unconsolidated Real Estate Affiliates completed the placement of non-recourse commercial mortgage pass-through certificates (the “GGP MPTC”). The principal amount of the GGP MPTC is attributed to the Operating Partnership, GGP/Homart, GGP/Homart II and GGP Ivanhoe III. In addition, in November 1997 (refinanced in November 2004), the Operating Partnership and GGP Ivanhoe I completed the placement of non-recourse commercial mortgage backed securities (the “CMBS 13”). The commercial mortgage-backed securities have cross-default provisions and are cross-collateralized. Under certain cross-default provisions, a default under any mortgage note included in a cross-defaulted package may constitute a default under all such mortgage notes in the package and may lead to acceleration of the indebtedness due on each property within the collateral package. In general, the cross-defaulted properties are under common ownership, however, certain unconsolidated debt is cross-defaulted and cross-collateralized by consolidated debt as follows:

	Outstanding Balance		Number of Collateralized Properties
	Consolidated	Unconsolidated	Consolidated	Unconsolidated
	(Dollars in millions)
GGP MPTC	$616.9	$290.3	4	5
CMBS 13	868.8	138.6	11	2
As of March 31, 2006, the weighted-average interest rate on the consolidated fixed-rate commercial mortgage-backed securities was 5.38% (range of 4.15% to 6.71%). The weighted-average interest rate on the consolidated variable-rate commercial mortgage-backed securities, excluding the impact of interest rate swaps, was 5.29% (range of LIBOR (4.83% at March 31, 2006) plus 80 to 92 basis points).
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
The fixed-rate collateralized mortgage notes and other debt payable bear interest ranging from 3.13% to 11.40%. The variable-rate collateralized mortgage notes and other debt payable bear interest at LIBOR plus 75 to 190 basis points.
Corporate and Other Unsecured Term Loans
In February 2006, we entered into several debt agreements. The proceeds of these transactions were used to reduce the approximately $5.3 billion outstanding under the 2004 Credit Facility, which was entered into to fund the cash portion of the TRC Merger consideration and, with other cash and financing sources, fund other costs of the merger transaction.
On February 24, 2006, we restated that 2004 Credit Facility and entered into a Second Amended and Restated Credit Agreement (the “2006 Credit Facility”). The 2006 Credit Facility provides for a $2.85 billion term loan (the “Term Loan”) and a $650 million revolving credit facility.

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
Concurrently with the 2006 Credit Facility and as described below, we also entered into a $1.4 billion term loan (the “Short Term Loan”) and issued $200 million of trust preferred securities (the “TRUPS”) through GGP Capital Trust I and TRCLP entered into a $500 million term loan (the “Bridge Loan”). All of these arrangements are subject to customary affirmative and negative covenants and events of default.
The interest rate on the Short Term Loan is the same as on the 2006 Credit Facility (currently LIBOR plus 1.25%). An $800 million principal payment is due under the Short Term Loan on August 14, 2006, with the balance due on December 31, 2006. We are required to apply the net proceeds of the refinancing of Ala Moana Center, which is expected in the Fall of 2006, toward prepayment of the Short Term Loan.
The Bridge Loan bears interest at LIBOR plus 1.3% until May 24, 2006, and at LIBOR plus 1.55% thereafter and was scheduled to be due August 24, 2006. However, on May 5, 2006 we fully repaid the Bridge Loan with a portion of the proceeds obtained from the sale of bonds issued by TRCLP. A total of $800 million of senior unsecured notes were issued, providing for semi-annual payments (commencing November 1, 2006) of interest only at a rate per annum of 6.75% and payment of the principal in full on May 1, 2013.
As mentioned above, GGP Capital Trust I (the “Trust”), a Delaware statutory trust (the “Trust”), completed a private placement of $200 million of TRUPS. The Trust also issued $6.2 million of Common Securities to GGPLP. The Trust used the proceeds from the sale of the Preferred and Common Securities to purchase $206.2 million of floating rate Junior Subordinated Notes of GGPLP due 2036. The TRUPS require distributions equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date original issuance. The Preferred Securities mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if we exercise our right to redeem a like amount of the Junior Subordinated Notes. The Junior Subordinated Notes bear interest at LIBOR plus 1.45%. Though the Trust is a wholly-owned subsidiary of GGPLP, we are not the primary beneficiary of the Trust and, accordingly, it is not consolidated for accounting purposes under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” (FIN 46R). As a result, we have recorded the Junior Subordinated Notes as “Mortgage Notes and Other Property Debt Payable” and our common equity interests in the Trust as “Prepaid and Other Assets” in our consolidated balance sheet as of March 31, 2006.

GENERAL GROWTH PROPERTIES, INC.
Unsecured Term Loans
In conjunction with the TRC Merger, we assumed certain publicly-traded unsecured debt. This fixed-rate debt, comprised of 8.78% and 8.44% Notes due 2007, 3.625% Notes and 8% Notes due 2009, 7.2% Notes due 2012 and 5.375% Notes due 2013, totaled $1.5 billion at both March 31, 2006 and December 31, 2005. Under the terms of the Indenture dated as of February 24, 1995, as long as these notes are outstanding, TRCLP is required to file with the SEC the annual and quarterly reports and other documents which TRCLP would be required to file if it was subject to Section 13(a) or 15(d) of the Exchange Act, regardless of whether TRCLP was subject to such requirements. TRCLP is no longer required to file reports or other documents with the SEC under Section 13(a) or 15(d). Accordingly, in lieu of such filing, certain financial and other information related to TRCLP has been included in a separate disclosure at the conclusion of our discussion of our operations and financial condition included in Item 2 of this Quarterly Report on Form 10-Q. We believe that such TRCLP information is responsive to the terms of the Indenture and that any additional information needed or actions required can be supplied or addressed.
In conjunction with our acquisition of JP Realty in 2002, we assumed $100 million of ten-year senior unsecured notes which bear interest at a fixed rate of 7.29% and were issued by PDC in March 1998. The notes require semi-annual interest payments. Annual principal payments of $25 million began in March 2005 and continue until the loan is fully repaid in March 2008.
Interest Rate Swaps
To achieve a more desirable balance between fixed and variable-rate debt, we have also entered into certain swap agreements as follows:

	GGP	2006 Credit	Property
	MPTC	Agreement	Specific
Total notional amount (in millions)	$25.0	$350.0	$380.0
Average fixed effective rate (pay rate)	4.59%	3.43%	5.77%
Average variable interest rate of related debt (receive rate)	LIBOR + .92%	LIBOR + 1.25%	LIBOR + 1.48%
Such swap agreements have been designated as cash flow hedges and are intended to hedge our exposure to future interest charges on the related variable-rate debt.
Letters of Credit and Surety Bonds
We had outstanding letters of credit and surety bonds of approximately $220 million as of March 31, 2006 and approximately $210 million as of December 31, 2005. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.
NOTE 5 COMMITMENTS AND CONTINGENCIES
In the normal course of business, from time to time, we are involved in legal actions relating to the ownership and operations of our properties. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity.
We lease land or buildings at certain properties from third parties. Consolidated rental expense, including participation rent, and excluding amortization of above and below market ground leases, related to these leases was $2.5 million for the three months ended March 31, 2006 and $2.3 million for the three months ended March 31, 2005. The leases generally provide for a right of first refusal in favor of us in the event of a proposed sale of the property by the landlord.
We periodically enter into contingent agreements for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence and, in the case of property acquired under development, completion of the project.

GENERAL GROWTH PROPERTIES, INC.
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
We assumed TRC’s obligation under the CSA to issue shares of common stock twice a year to beneficiaries under the CSA. The amount of shares is based upon a formula set forth under the CSA and upon our stock price. Such issuances could be dilutive to our existing stockholders. In addition, under the assumption agreement, we agreed that following the effective time of the TRC Merger there would not be a prejudicial effect on the beneficiaries under the CSA with respect to their receipt of securities pursuant to the CSA as a result of the TRC Merger. We further agreed to indemnify and hold harmless the beneficiaries against losses arising out of any breach by us of the foregoing covenants.
We account for the beneficiaries’ share of earnings from the assets as an operating expense. We will account for any distributions to the beneficiaries in 2009, which are likely to be significant, in connection with a valuation related to assets that we own as of such date as additional investments in the related assets (that is, contingent consideration). A total of 755,828 shares (including 668,333 treasury shares) of our common stock were issued in February 2006 pursuant to the CSA.
Two of our operating retail properties (Oakwood Center in Gretna, Louisiana and Riverwalk Marketplace, located near the convention center in downtown New Orleans) continue to operate at reduced levels due to unrepaired damage and tenant vacancies which arose concurrently with hurricane damage in the New Orleans area in September 2005. We have comprehensive insurance coverage for both property damage and business interruption. The net book value of the property damage is currently estimated to be approximately $53 million; however, we are still assessing the damage estimates and the actual net book value write-off could vary from this estimate. Changes to these estimates will be recorded in the periods in which they are determined. During 2005, we recorded a net fixed asset write-off and a corresponding insurance claim recovery receivable for this net book value amount because we believe that it is probable that the insurance recovery, net of deductibles on a replacement cost basis, will exceed these amounts. While we expect the insurance proceeds will be sufficient to cover most of the replacement cost of the restoration of the properties and certain business interruption amounts, certain deductibles, limitations and exclusions are expected to apply with respect to both current and future matters. No determination has been made as to the total amount or timing of those insurance payments. As of March 31, 2006, an aggregate of $12.5 million in insurance proceeds related to the properties have been received, which has been offset against this insurance recovery receivable. In April 2006, we received an additional $5 million in insurance proceeds with respect to Oakwood. As only a portion of the repairs have taken place as of March 31, 2006, substantially all of the remaining $58.8 million receivable recorded represents the recovery of the net book value of fixed assets written off.
NOTE 6 DISCONTINUED OPERATIONS AND GAINS ON DISPOSITIONS OF INTERESTS IN OPERATING PROPERTIES
On December 21, 2005, as approved in December 2005 by our Board of Directors, we sold 7 buildings totaling approximately 705,000 square feet located in the Hunt Valley Business Community in Hunt Valley, Maryland and 14 office buildings totaling approximately 402,000 square feet in the Rutherford Business Center, Woodlawn, Maryland. These 21 properties in Baltimore County were sold at an

GENERAL GROWTH PROPERTIES, INC.
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
Pursuant to SFAS No. 144, the operations of these properties (net of minority interests) have been reported as discontinued operations in the accompanying consolidated financial statements. For the three months ended March 31, 2005, revenues were $5.8 million and income before minority interests was $1.9 million.
NOTE 7 OTHER ASSETS & LIABILITIES
The following table summarizes the significant components of “Prepaid Expenses and Other Assets.”

	March 31,	December 31,
(In thousands)	2006	2005
Below-market ground leases	$348,446	$349,788
Deferred tax assets	13,856	12,457
Above-market tenant leases	70,477	77,094
Real estate tax stabilization agreement	86,345	87,188
Receivables-finance leases and bonds	131,432	136,410
Special Improvement District receivable	69,172	66,206
Security and escrow deposits	94,026	87,126
Funded defined contribution plan assets	16,955	20,062
Prepaid expenses	32,551	29,884
Other	98,169	54,154

	$961,429	$920,369

The following table summarizes the significant components of “Accounts Payable and Accrued Expenses.”

	March 31,	December 31,
(In thousands)	2006	2005
Below-market tenant leases	$165,983	$182,270
Accounts payable and accrued expenses	517,059	594,876
Deferred gains/income	53,635	38,736
Hughes participation payable	64,914	61,783
Capital lease obligations	18,626	19,206
Insurance reserves	20,859	24,287
Other	84,599	111,256

	$925,675	$1,032,414

GENERAL GROWTH PROPERTIES, INC.
NOTE 8 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In October 2005, the FASB Issued Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”). This FSP requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense. However, FSP 13-1 does not address lessees that account for the sale or rental of real estate projects under FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” As we generally own rather than lease property upon which we construct new real estate ventures and our policy would be to capitalize rental costs associated with ground leases incurred during construction periods under Statement No. 67, FSP 13-1 did not have a material effect on our results of operations when we adopted this standard in the first quarter of 2006.
In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” (“EITF 04-05”) which provides guidance on when a sole general partner should consolidate a limited partnership. A sole general partner in a limited partnership is presumed to control that limited partnership and therefore should include the limited partnership in its consolidated financial statements, regardless of the sole general partner’s ownership interest in the limited partnership. The control presumption may be overcome if the limited partners have the ability to remove the sole general partner or otherwise dissolve the limited partnership. Other substantive participating rights by the limited partners may also overcome the control presumption. This consensus is effective for general partners of all newly formed limited partnerships and existing limited partnerships for which the partnership agreements are modified. For general partners in all other limited partnerships, this consensus was effective in the first quarter of 2006. On adoption, EITF 04-05 did not have a significant impact on our financial statements.
In May 2005, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This new standard replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements.” Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS 154 is now effective for accounting changes and correction of errors, however, we had no such items during the current quarter.
On December 16, 2004, the FASB issued SFAS No. 123 (Revised 2004), “Share-Based Payment” (“SFAS 123R”). SFAS 123R replaces SFAS 123, which we adopted in the second quarter of 2002. SFAS 123R requires that compensation cost relating to share-based payment transactions be recognized in financial statements and measured based on the fair value of the equity or liability instruments issued. The adoption of SFAS 123R on January 1, 2006 did not have a material effect on our consolidated financial statements in 2006.
In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” (“SFAS 150”) which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and

GENERAL GROWTH PROPERTIES, INC.
equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The effective date of SFAS 150 relating to measurement and classification provisions has been indefinitely postponed by the FASB. We did not enter into new financial instruments subsequent to May 2003 which would fall within the scope of this statement. Certain ventures acquired in the TRC Merger, have been identified that appear to meet the criteria for liability recognition in accordance with paragraphs 9 and 10 under SFAS 150 due to the indefinite life of the joint venture arrangements. Therefore, if the effectiveness of the measurement and classification provisions is no longer postponed, we would reclassify to liabilities approximately $15 million of minority interest with respect to such TRC Merger acquired ventures, but no amount for any of our other ventures.
NOTE 9 INCOME TAXES
We elected to be taxed as a real estate investment (“REIT”) trust under sections 856-860 of the Code, commencing with our taxable year beginning January 1, 1993. To qualify as a REIT, we must meet a number of organizational and operational requirements, including asset and income tests and requirements to distribute at least 90% of our ordinary taxable income and to distribute to stockholders or pay tax on 100% of capital gains. It is management’s current intention to adhere to these requirements.
We also have subsidiaries which we have elected to be treated as taxable real estate investment trust subsidiaries and which are, therefore, subject to federal and state income taxes. Our primary TRSs include GGMI, entities which own our master planned community properties and other TRSs acquired in the TRC Merger. Current federal income taxes of certain of these TRSs are likely to increase in future years as we exhaust certain net loss carry forwards of such entities and as certain master planned community developments are completed. Such increases could be significant.
The benefit (provision) for income taxes was as follows:

	Three Months Ended
	March 31,
(In thousands)	2006	2005
Current	$(2,412)	$(4,726)
Deferred	(23,562)	6,033

Total	$(25,974)	$1,307

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax liabilities were approximately $1.2 billion at March 31, 2006 and $1.3 billion at December 31, 2005.
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
The operating measure used to assess operating results for the business segments is Real Estate Property Net Operating Income (“NOI”) which represents the operating revenues of the properties less property operating expenses, exclusive of depreciation and amortization. Management believes that NOI provides useful information about a property’s operating performance.
The accounting policies of the segments are the same as those of the Company, except that we account for unconsolidated joint ventures using the proportionate share method rather than the equity method. Under the proportionate share method, our share of the revenues and expenses of the Unconsolidated Properties are combined with the revenues and expenses of the Consolidated Properties. Under the equity method, our share of the net revenues and expenses of the Unconsolidated Properties are reported as a single line item, “Equity in income of unconsolidated affiliates,” in our Consolidated Statements of Income and Comprehensive Income. This difference affects only the reported revenues and operating expenses of the segments and has no effect on our reported net earnings. In addition, other revenues include the revenues and operating expenses exclusive of depreciation and amortization of properties classified as discontinued operations and minority interests in consolidated joint ventures.
Operating results for the segments and reconciliations of real estate property net operating income to income from continuing operations in the consolidated financial statements are as follows:

(In thousands)
	Consolidated	Unconsolidated	Segment
	Properties	Properties	Basis
Three Months Ended March 31, 2006
Retail and Other
Property revenues:
Minimum rents	$437,731	$105,367	$543,098
Tenant recoveries	185,442	46,566	232,008
Overage rents	14,227	2,350	16,577
Other, including minority interest	22,067	22,106	44,173

Total property revenues	659,467	176,389	835,856

Property operating expenses:
Real estate taxes	54,964	14,868	69,832
Repairs and maintenance	47,054	10,556	57,610
Marketing	12,030	3,507	15,537
Other property operating costs	86,833	38,074	124,907
Provision for doubtful accounts	6,213	137	6,350

Total property operating expenses	207,094	67,142	274,236

Retail and other net operating income	452,373	109,247	561,620

Master Planned Communities
Land sales	137,220	18,549	155,769
Land sales operations	(98,598)	(12,394)	(110,992)

Master Planned Communities net operating income	38,622	6,155	44,777

Real estate property net operating income	$490,995	$115,402	$606,397

Three Months Ended March 31, 2005
Retail and Other
Property revenues:
Minimum rents	$405,834	$96,250	$502,084
Tenant recoveries	185,057	43,237	228,294
Overage rents	13,607	1,722	15,329
Other, including minority interest	24,092	15,612	39,704

Total property revenues	628,590	156,821	785,411

Property operating expenses:
Real estate taxes	53,190	13,570	66,760
Repairs and maintenance	48,435	10,632	59,067
Marketing	13,952	3,447	17,399
Other property operating costs	92,937	29,856	122,793
Provision for doubtful accounts	4,197	1,047	5,244

Total property operating expenses	212,711	58,552	271,263

Retail and other net operating income	415,879	98,269	514,148

Master Planned Communities
Land sales	61,250	8,567	69,817
Land sales operations	(53,811)	(5,659)	(59,470)

Master Planned Communities net operating income	7,439	2,908	10,347

Real estate property net operating income	$423,318	$101,177	$524,495

GENERAL GROWTH PROPERTIES, INC.
The following reconciles NOI to GAAP-basis operating income and income from continuing operations:

(In thousands)	2006	2005
Real estate property net operating income	$606,397	$524,495
Unconsolidated Properties NOI	(115,402)	(101,177)

Consolidated Properties NOI	490,995	423,318
Management and other fees	28,713	18,356
Property management and other costs	(46,707)	(34,964)
General and administrative	(3,558)	(2,811)
Depreciation and amortization	(165,346)	(161,725)
Discontinued operations and minority interest in consolidated NOI	3,219	(1,739)

Operating income	307,316	240,435
Interest income	3,222	1,040
Interest expense	(278,794)	(245,274)
Benefit (provision) for income taxes	(25,974)	1,307
Income allocated to minority interests	(11,224)	(12,664)
Equity in income of unconsolidated affiliates	28,468	26,691

Income from continuing operations	$23,014	$11,535

The following reconciles segment revenues to GAAP-basis consolidated revenues:

(In thousands)	2006	2005
Segment basis total property revenues	$835,856	$785,411
Unconsolidated segment revenues	(176,389)	(156,821)
Land sales	137,220	61,250
Management and other fees, net of discontinued operations	28,713	18,356
Income from discontinued operations, net of minority interest	3,219	(1,739)

GAAP-basis consolidated total revenues	$828,619	$706,457

Segment assets, and the related reconciliation to GAAP-basis total assets, were as follows:

(In thousands)	March 31, 2006	December 31,2005
Retail and Other	$25,457,011	$25,523,426
Master Planned Communities	2,138,167	2,116,588

	27,595,178	27,640,014
Unconsolidated Properties	(4,378,829)	(4,308,854)
Corporate and other	1,946,355	1,975,859

Total assets	$25,162,704	$25,307,019

GENERAL GROWTH PROPERTIES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All references to numbered Notes are to specific notes to our Consolidated Financial Statements included in this Quarterly Report and which Notes are incorporated into the applicable response by reference. The following discussion should be read in conjunction with such Consolidated Financial Statements and related Notes. Capitalized terms used, but not defined, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) have the same meanings as in such Notes or in our 2005 Annual Report on Form 10-K.
FORWARD-LOOKING INFORMATION
We may make forward-looking statements in this Quarterly Report, in other reports and proxy statements that we file with the SEC and in other information that we release publicly or provide to investors. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others.
Forward-looking statements include:
•	Projections of our revenues, income, earnings per share, Funds From Operations, capital expenditures, dividends, leverage, capital structure or other financial items

•	Descriptions of plans or objectives of our management for future operations, including pending acquisitions, debt repayment or restructuring, and development/redevelopment activities

•	Forecasts of our future economic performance

•	Descriptions of assumptions underlying or relating to any of the foregoing
In this Quarterly Report, for example, we make forward-looking statements discussing our expectations about:
•	Future repayment of debt, including the ratio of variable to fixed-rate debt in our portfolio

•	Future interest rates

•	Repayment of some of our debt
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
There are several factors, many beyond our control, which could cause results to differ materially from our expectations. Some of these factors are described in our 2005 Annual Report on Form 10-K, which is incorporated herein by reference. Other factors, such as credit, market, operational, liquidity, interest rate and other risks, are described elsewhere in this Quarterly Report. Any factor could by itself, or together with one or more other factors, adversely affect our business, results of operations or financial condition. There are also other factors that we have not described in this Quarterly Report that could cause results to differ from our expectations.

GENERAL GROWTH PROPERTIES, INC.
Management’s Overview & Summary
Overview – Retail and Other Segment
Our primary business is acquiring, owning, managing, leasing and developing retail and other office and industrial rental property. As of March 31, 2006, we had ownership interest in or management responsibility for a portfolio of over 200 regional shopping malls in 44 states. We provide on-site management and other services to substantially all of our properties, including properties which we own through joint venture arrangements and which are unconsolidated for GAAP purposes. Our management operating philosophies and strategies are generally the same whether the properties are consolidated or unconsolidated. As a result, we believe that financial information and operating statistics with respect to all properties, both consolidated and unconsolidated, provide important insights into our operating results. Collectively, we refer to our Consolidated and Unconsolidated Properties as our “Company Portfolio” and the retail portion of the Company Portfolio as the “Retail Company Portfolio.”
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
We believe that the most significant operating factor affecting incremental cash flow and real estate net operating income is increased rents (either base rental revenue or overage rents) earned from tenants at our properties. These rental revenue increases are primarily achieved by:
•	Renewing expiring leases and re-leasing existing space at rates higher than expiring or existing rates. The average annual new/renewal lease rate for our Consolidated Retail Properties for the first quarter of 2006 was $35.17 per square foot which was $1.78 per square foot higher than the average annualized in place rent per square foot, as detailed in the table immediately below.

•	Increasing occupancy at the properties so that more space is generating rent. The occupancy percentage at properties which are not under redevelopment in our Retail Company Portfolio was 91.1 percent at March 31, 2006, compared to 90.0 percent at March 31, 2005.

•	Increased tenant sales in which we participate through overage rents. In the first quarter of 2006, tenant sales per square foot in our Retail Company Portfolio increased 5.8 percent over 2005 to $444 per square foot.

GENERAL GROWTH PROPERTIES, INC.
The following table summarizes selected operating statistics as of March 31, 2006.

	Consolidated	Unconsolidated	Retail
	Retail	Retail	Company
	Properties	Properties	Portfolio
Operating Statistics (a)
Occupancy	90.6%	92.2%	91.1%
Trailing 12 month total tenant sales per sq. ft. (b)	$434	$463	$444
% change in total sales (b)	5.7%	5.9%	5.8%
% change in comparable sales (b)	2.6	2.5	2.6
Mall and freestanding GLA excluding space under redevelopment (in sq. ft.)	40,696,778	18,850,713	59,547,491

Certain Financial Information
Average annualized in place rent per sq. ft.	$33.39	$36.14
Average rent per sq. ft. for new/renewal leases	35.17	36.19
Average rent per sq. ft. for leases expiring in 2005	30.16	33.59

(a)	Excludes properties currently being redeveloped and/or remerchandised and miscellaneous (non-mall) properties.

(b)	Due to tenant sales reporting timelines, data presented is as of February 2006.
The expansion and/or renovation of a property may also result in increased cash flows and operating income as a result of increased customer traffic, trade area penetration and improved competitive position of the property. As of March 31, 2006, we had 24 major approved redevelopment projects underway (each with budgeted projected expenditures, at our ownership share, in excess of $10 million).
We also develop retail centers from the ground-up. In September 2005, we opened the Shops at La Cantera in San Antonio, Texas. This open air center is anchored by Nieman Marcus, Nordstrom, Dillard’s and Foley’s.
We have seven retail center development projects currently under construction, all of which are scheduled to open in late 2006 or 2007:
•	Lincolnshire Commons in Lincolnshire (Chicago), Illinois

•	Otay Ranch Town Center in Chula Vista (San Diego), California

•	Gateway Overlook in Benson, Maryland

•	Natick West in Natick, Massachusetts

•	The Shops at Fallen Timbers, Maumee (Toledo), Ohio

•	Pinnacle Hills Promenade in Rogers, Arkansas

•	Vista Commons in Las Vegas, Nevada
Total projected expenditures (including our share of the Unconsolidated Real Estate Affiliates) for these redevelopment and development projects were approximately $1.5 billion as of March 31, 2006.
Annual expenditures for the redevelopment and development projects, as well as the potential developments are expected to be approximately $450 to $800 million per year through 2009.
We also have 8 other potential new retail or mixed-use developments that are currently projected as possible openings in 2008 through 2009.
In addition, we have agreed to acquire the new retail development at The Palazzo in Las Vegas, Nevada, upon opening. This is currently expected in late 2007, at an estimated acquisition cost of $600 million.

GENERAL GROWTH PROPERTIES, INC.
Overview – Master Planned Communities Segment
Our Master Planned Communities segment includes the development and sale of residential and commercial land, primarily in large-scale projects in and around Columbia, Maryland; Houston, Texas and Summerlin, Nevada. We develop land and sell finished and undeveloped land in such communities to builders and other developers for residential, commercial and other uses. Land sale activity at our newest project, the Bridgelands in Houston, Texas, began in the first quarter of 2006.
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
CRITICAL ACCOUNTING POLICIES
Critical accounting policies are those that are both significant to the overall presentation of the Company’s financial condition and results of operations and require management to make difficult, complex or subjective judgments. For example, significant estimates and assumptions have been made with respect to useful lives of assets, revenue recognition estimates for Master Planned Communities Segment, capitalization of development and leasing costs, provision for income taxes, cost ratios, recoverable amounts of receivables, deferred taxes, capitalization of development and leasing costs, and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 have not changed during the first quarter of 2006.

GENERAL GROWTH PROPERTIES, INC.
RESULTS OF OPERATIONS
General:
Our revenues are primarily received from tenants in the form of fixed minimum rents, overage rents and recoveries of operating expenses. We have presented the following discussion of our results of operations under the proportionate share method. Under the proportionate share method, our share of the revenues and expenses of the Unconsolidated Properties are combined with the revenues and expenses of the Consolidated Properties. In addition, other revenues include the revenues and operating expenses, exclusive of depreciation and amortization, of properties classified as discontinued operations and minority interest in consolidated joint ventures. See Note 10 for additional information including reconciliations of our segment basis results to GAAP basis results.
Retail and Other Segment
The following table compares major revenue and expense items for the three months ended March 31, 2006 and 2005:

	2006	2005	$ Change	% Change
	(Dollars in thousands)
Property revenues:
Minimum rents	$543,098	$502,084	$41,014	8.2%
Tenant recoveries	232,008	228,294	3,714	1.6
Overage rents	16,577	15,329	1,248	8.1
Other	44,173	39,704	4,469	11.3

Total property revenues	835,856	785,411	50,445	6.4

Property operating expenses:
Real estate taxes	69,832	66,760	3,072	4.6
Repairs and maintenance	57,610	59,067	(1,457)	(2.5)
Marketing	15,537	17,399	(1,862)	(10.7)
Other property operating costs	124,907	122,793	2,114	1.7
Provision for doubtful accounts	6,350	5,244	1,106	21.1

Total property operating expenses	274,236	271,263	2,973	1.1

Real estate property net operating income	$561,620	$514,148	$47,472	9.2%

The increase in minimum rents is primarily attributable to the following:
•	Higher specialty leasing rents, especially at properties acquired in the 2004 TRC Merger

•	Higher minimum rents, especially at The Shops at La Cantera which opened in September 2005, Ala Moana Center which was recently redeveloped, The Grand Canal Shoppes and St. Louis Galleria

•	Higher lease termination income. Termination income, which was $19.1 million higher than the prior year quarter, is generally negotiated based on amounts to be collected on the terminated leases. As a result, lease termination income represents an acceleration, rather than an increase, in revenues collected on such leases

•	The acquisition of Whalers Village by one of our joint ventures
These increases were partially offset by $10.1 million in straight-line rents which were recorded in 2005 as a result of a change in the commencement period for certain previously recorded leases.
Tenant recoveries increased as a result of higher recoverable costs.
The increase in overage rents is attributable to increases in the majority of our properties, especially those acquired in the 2004 TRC Merger.

GENERAL GROWTH PROPERTIES, INC.
Other revenues include all other property revenues including vending, parking and sponsorship revenues and real estate property net operating income (“NOI”) of discontinued operations less NOI of minority interests in consolidated joint ventures
Higher real estate taxes were primarily the result of real estate taxes at The Shops at La Cantera which opened in September 2005 as well as net higher taxes across the remainder of our portfolio.
The decrease in repairs and maintenance is primarily attributable to lower costs at Riverwalk Marketplace and Oakwood Center, which have been damaged and are operating at reduced levels (Note 5), and non-recurring 2005 repairs and maintenance at The Grand Canal Shoppes.
Marketing expenses decreased at substantially all of our properties.
Property operating expenses were comparable to prior year.
The increase in the provision for doubtful accounts is primarily due to Riverwalk Marketplace and Oakwood Center, which have been damaged and are operating at reduced levels (Note 5). Although we may not collect all of these amounts from our tenants, we do believe that the remaining amounts will be recovered under our business interruption insurance coverage. Under GAAP, however, amounts which we expect to collect under our insurance policies should be reserved until received.
Master Planned Communities Segment

	2006	2005	$ Change	% Change
	(Dollars in thousands)
Land sales	$155,769	$69,817	$85,952	123.1%
Land sales operations	(110,992)	(59,470)	(51,522)	86.6

Real estate property net operating income	$44,777	$10,347	$34,430	332.8%

The increase in real estate property net operating income is primarily due to increased sales of developed lots at our Summerlin and Columbia developments. Developed lots have a higher profit margin than lots which were finished at the time of the TRC Merger. Sales at the Bridgelands, which began in the first quarter of 2006, and increased sales pace at the Woodlands, also contributed to higher real estate property net operating income.
Certain Significant Consolidated Revenues and Expenses

	2006	2005	$ Change	% Change
	(Dollars in thousands)
Tenant rents	$637,400	$604,498	$32,902	5.4%
Land sales	137,220	61,250	75,970	124.0
Property operating expenses	207,094	212,711	(5,617)	(2.6)
Land sales operations	98,598	53,811	44,787	83.2
Management and other fees	28,713	18,356	10,357	56.4
Property management and other costs	46,707	34,964	11,743	33.6
Depreciation and amortization	165,346	161,725	3,621	2.2
Interest expense	278,794	245,274	33,520	13.7
Provision (benefit) for income taxes	25,974	(1,307)	27,281	*

*	Not meaningful
Increases in consolidated tenant rents (which includes minimum rents, tenant recoveries and overage rents), land sales, property operating expenses and land sales operations were attributable to the same

GENERAL GROWTH PROPERTIES, INC.
items discussed above in our segment basis results. The exception is land sales revenue and operations which were not impacted by the Woodlands, an unconsolidated joint venture.
Management and other fees increased primarily as a result of higher development fees.
Property management and other costs increased primarily as a result of higher personnel and personnel related costs in 2006, as well as revised allocations between our operating properties and management cost centers.
Depreciation and amortization increased primarily as a result of redevelopments and the opening of The Shops at La Cantera in September 2005.
Interest expense increased as a result of higher interest rates and higher outstanding debt balances. See Liquidity and Capital Resources for additional discussion of debt activity.
The increase in the provision for income taxes is primarily attributable to the increases in sale revenues and operating margins in our Master Planned Communities segment as well as a non-recurring reduction in the valuation allowance which reduced the provision in 2005.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows from Operating Activities
Net cash provided by operating activities was $196.0 million for the three months ended March 31, 2006 compared to $124.6 million for the three months ended March 31, 2005. Distributions from unconsolidated affiliates and changes in working capital.
Cash Flows from Investing Activities
Net cash used in investing activities was $132.6 million for the three months ended March 31, 2006 compared to $103.4 million for the three months ended March 31, 2005. Increases in development expenditures and loans to affiliates were more than offset by distributions from our unconsolidated joint ventures.
As of March 31, 2006, we had 24 major approved redevelopment projects underway (each with budgeted projected expenditures, at our ownership share, in excess of $10 million), seven new retail center development projects under construction and 8 potential new retail or mixed-use developments. Total projected expenditures (including our share of the Unconsolidated Real Estate Affiliates) for such development activities are currently expected to be approximately $450 to $800 million per year through 2009.
Cash Flows from Financing Activities
Net cash used in financing activities was $101.0 million for the three months ended March 31, 2006 compared to $11.6 million for the three months ended March 31, 2005. The increase was primarily due to higher deferred finance costs and lower net financing activity and proceeds from issuance of common stock from our stock plans.

GENERAL GROWTH PROPERTIES, INC.
Our consolidated debt and our pro rata share of the debt of our Unconsolidated Real Estate Affiliates, after giving effect to interest rate swap agreements, were as follows:

	March 31,	December 31,
(In millions)	2006	2005
Consolidated:
Fixed-rate debt	$15,071	$14,789
Variable-rate debt:
Corporate and other unsecured	4,839	4,875
Other variable-rate debt	538	755

Total variable-rate debt	5,377	5,630

Total consolidated	$20,448	$20,419

Weighted-average interest rate	5.61%	5.64%

Unconsolidated:
Fixed-rate debt	$2,805	$2,788
Variable-rate debt	519	455

Total Unconsolidated Real Estate Affiliates	$3,324	$3,243

Weighted-average interest rate	5.54%	5.56%
In February 2006, we entered into several debt agreements. The proceeds of these transactions were used to reduce the approximately $5.3 billion outstanding under the 2004 Credit Facility, which was entered into to fund the cash portion of the TRC Merger consideration and, with other cash and financing sources, fund other costs of the merger transaction.
On February 24, 2006, we restated that 2004 Credit Facility and entered into a Second Amended and Restated Credit Agreement (the “2006 Credit Facility”). The 2006 Credit Facility provides for a $2.85 billion term loan (the “Term Loan”) and a $650 million revolving credit facility.
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
Concurrently with the 2006 Credit Facility and as described below, we also entered into a $1.4 billion term loan (the “Short Term Loan”) and issued $200 million of trust preferred securities (the “TRUPS”) through GGP Capital Trust I and TRCLP entered into a $500 million term loan (the “Bridge Loan”). All of these arrangements are subject to customary affirmative and negative covenants and events of default.
The interest rate on the Short Term Loan is the same as on the 2006 Credit Facility (currently LIBOR plus 1.25%). An $800 million principal payment is due under the Short Term Loan on August 14, 2006, with the balance due on December 31, 2006. We are required to apply the net proceeds of the refinancing of Ala Moana Center, which is expected in the Fall of 2006, toward prepayment of the Short Term Loan.

GENERAL GROWTH PROPERTIES, INC.
The Bridge Loan bears interest at LIBOR plus 1.3% until May 24, 2006, and at LIBOR plus 1.55% thereafter and was scheduled to be due August 24, 2006. However, on May 5, 2006, we fully repaid the Bridge Loan with a portion of the proceeds obtained from the sale of bonds issued by TRCLP. A total of $800 million of senior unsecured notes were issued, providing for semi-annual payments (commencing November 1, 2006) of interest only at a rate per annum of 6.75% and payment of the principal in full on May 1, 2013.
As mentioned above, GGP Capital Trust I, a Delaware statutory trust (the “Trust”) and a wholly owned subsidiary of GGPLP, completed a private placement of $200 million of TRUPS. The Trust also issued $6.2 million of Common Securities to GGPLP. The Trust used the proceeds from the sale of the Preferred and Common Securities to purchase $206.2 million of floating rate Junior Subordinated Notes of GGPLP due 2036. The TRUPS require distributions equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date of original issuance. The Preferred Securities mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if we exercise our right to redeem a like amount of the Junior Subordinated Notes. The Junior Subordinated Notes bear interest at LIBOR plus 1.45%.
Contractual Cash Obligations and Commitments
The following table aggregates the future maturities of our long-term debt (excluding mark-to market adjustments) as of March 31, 2006. There have been no significant changes in the other cash obligations as disclosed in our 2005 Annual Report on Form 10-K of March 31, 2006:

(In thousands)	2006	2007	2008	2009	2010	Subsequent	Total
Long-term debt-principal	$2,624,903	$1,413,710	$2,166,559	$3,026,157	$6,662,221	$4,417,468	$20,311,018
As discussed above, we entered into several debt agreements in February 2006. This new debt reduced the interest rates and extended the maturity of approximately $5 billion of unsecured, variable-rate debt. Assuming no changes other than the reduced interest rates and the changing maturity dates, interest payments under the new financings are approximately $60 million lower in 2006 and $30 million lower in 2007 than that of the previously outstanding debt, but higher in future years as a result of the extended maturities. We expect to continue to reduce the ratio of variable-rate debt to total debt during 2006 and, as a result, cannot accurately forecast future interest expense at this time.
TRC acquired various assets, including Summerlin, a master planned community in suburban Las Vegas, Nevada, in the acquisition of The Hughes Corporation (“Hughes”) in 1996. In connection with the acquisition of Hughes, TRC entered into a Contingent Stock Agreement (“CSA”) for the benefit of the former Hughes owners or their successors (“beneficiaries”). Under the terms of the CSA, shares of TRC common stock were issuable to the beneficiaries based on the appraised values of defined asset groups, including Summerlin, at specified termination dates through 2009 and/or cash flows from the development and/or sale of those assets prior to the termination dates. We assumed TRC’s obligation under the CSA to deliver shares of our common stock twice a year to beneficiaries under the CSA. The amount of shares is based upon a formula set forth in the CSA and upon our stock price. Such issuances could be dilutive to our existing stockholders if the delivery obligation is satisfied by the issuance of new shares rather than from treasury stock or shares purchased on the open market. We account for the beneficiaries’ share of earnings from the assets as an operating expense. We will account for any distributions to the beneficiaries in 2009, which could be significant, in connection with a valuation related to assets that we own as of such date as additional investments in the related assets (that is, contingent consideration). A total of 755,828 shares of our common stock (including 668,333 shares issued from treasury stock) were delivered to the beneficiaries in the first quarter of 2006 pursuant to the CSA.

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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
As described in Note 8, new accounting pronouncements have been issued which are effective for the current year. There has not been a material impact on our reported operations or financial position due to the application of such new statements. There are no pronouncements or interpretations that have not yet been adopted that are expected to have a material effect on the consolidated financial statements.

TRCLP FINANCIAL INFORMATION
Consolidated Financial Information of TRCLP
The following is consolidated financial information for our subsidiary, TRCLP, as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005, as discussed in Note 4.
CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(In thousands)
Assets
Investment in real estate:
Land	$1,257,080	$1,263,288
Buildings and equipment	8,390,498	8,370,635
Less accumulated depreciation	(433,291)	(357,859)
Developments in progress	203,236	203,027

Net property and equipment	9,417,523	9,479,091
Investment in and loans to/from Unconsolidated Real Estate Affiliates	1,195,682	1,192,976
Investment land and land held for development and sale	1,644,734	1,651,063

Net investment in real estate	12,257,939	12,323,130
Cash and cash equivalents	38,121	73,374
Accounts and notes receivable, net	74,018	88,142
Insurance recovery receivable	58,822	63,382
Goodwill	361,897	420,624
Deferred tax assets	9,044	6,480
Deferred expenses, net	59,414	51,607
Prepaid expenses and other assets	780,142	808,392

Total assets	$13,639,397	$13,835,131

Liabilities and Partners’ Capital
Mortgage notes and other property debt payable	$7,182,021	$6,503,073
Deferred tax liabilities	1,252,814	1,286,576
Accounts payable, accrued expenses and other liabilities	546,792	591,679

Total liabilities	8,981,627	8,381,328

Commitments and contingencies
Partners’ capital:
Partners’ capital	7,213,282	7,191,001
Accumulated other comprehensive income	1,079	877

Total partners’ capital, before receivable from General Growth Properties, Inc.	7,214,361	7,191,878
Receivable from General Growth Properties, Inc.	(2,556,591)	(1,738,075)

Total partners’ capital	4,657,770	5,453,803

Total liabilities and partners’ capital	$13,639,397	$13,835,131

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Revenues:
Minimum rents	$164,750	$146,365
Tenant recoveries	68,619	68,212
Overage rents	4,079	3,111
Land sales	137,220	61,250
Management and other fees	6,467	2,551
Other	11,285	10,550

Total revenues	392,420	292,039

Expenses:
Real estate taxes	20,512	19,583
Repairs and maintenance	18,768	19,372
Marketing	2,687	3,150
Other property operating costs	35,898	44,574
Land sales operations	98,598	53,811
Provision for doubtful accounts	3,894	1,617
Property management and other costs	19,634	6,229
Depreciation and amortization	76,240	75,905

Total expenses	276,231	224,241

Operating income	116,189	67,798
Interest income	1,595	283
Interest expense	(77,437)	(59,205)
Income before income taxes and allocations to minority interests and from unconsolidated real estate affiliates	40,347	8,876
Provision for income taxes	(24,613)	(4,714)
Income allocated to minority interests	(1,486)	(1,304)
Equity in income of unconsolidated real estate affiliates	8,033	1,888

Income from continuing operations	22,281	4,746
Income from discontinued operations, net of minority interests	—	1,886

Net income	$22,281	$6,632

Comprehensive income, net:
Net income	$22,281	$6,632
Other comprehensive income:
Net unrealized losses on financial instruments	(523)	—
Unrealized gains on available-for-sale securities	724	153

Comprehensive income, net	$22,482	$6,785

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net Income	$22,281	$6,632
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization, including discontinued operations	77,001	77,489
Equity in income of unconsolidated real estate affiliates	(8,033)	(1,888)
Operating distributions received from unconsolidated real estate affiliates	8,033	1,888
Losses (gains) on extinguishment of debt	(3,143)	238
Participation expense pursuant to Contingent Stock Agreement	38,480	20,214
Land development and acquisition expenditures	(47,099)	(25,347)
Cost of land sales	53,428	28,507
Provision for doubtful accounts, including discontinued operations	3,894	1,675
Debt assumed by purchasers of land	(4,336)	(1,118)
Deferred income taxes	22,396	3,929
Proceed from the sale of marketable securities	3,107	4,574
Straight-line rent amortization	(6,434)	(4,720)
Above and below market lease amortization	(1,414)	(510)
Other intangible amortization	2,563	2,968
Amortization of debt market rate adjustment	(7,703)	(8,129)
Net changes:
Decrease (increase) in accounts and notes receivable	12,591	(6,952)
Decrease (increase) in other assets	6,650	31,565
Increase (decrease) in accounts payable, accrued expenses and other liabilities	(24,591)	(46,569)
Other, net	2,191	1,165

Net cash provided by operating activities	149,862	85,611

Cash flows from investing activities:
Acquisition/development of real estate and improvements and additions to properties	(38,497)	(41,621)
Proceeds from sale of investment property	6,208	—
Increase in investments in unconsolidated real estate affiliates	(5,390)	(498)
Distributions received from unconsolidated real estate affiliates in excess of income	2,828	11,938
Change in restricted cash	703	771
Collection of long-term notes receivable	4,855	—
Insurance recoveries	7,500	—
Other, net	—	3,172

Net cash used in investing activities	(21,793)	(26,238)

Cash flows from financing activities:
Proceeds from issuance of property debt	943,000	959,147
Principal payments on mortgages, notes and other property debt payable	(251,061)	(597,338)
Deferred financing and other related costs	(3,227)	(1,478)
Advances to General Growth Properties, Inc.	(853,865)	(414,640)
Other, net	1,831	393

Net cash used in financing activities	(163,322)	(53,916)

Net change in cash and cash equivalents	(35,253)	5,457
Cash and cash equivalents at beginning of period	73,374	30,196

Cash and cash equivalents at end of period	$38,121	$35,653

Supplemental disclosure of cash flow information:
Interest paid	$87,844	$59,586
Interest capitalized	9,155	12,884
Income taxes paid	2,019	3,898

DISCUSSION OF TRCLP’S CONSOLIDATED STATEMENT OF INCOME AND CASH POSITION
Revenues
Increases in 2006 in tenant rents (which includes minimum rents, tenant recoveries and overage rents) were primarily as a result of an increase of approximately $7.1 million in lease termination income recognized in 2006 over that recognized in 2005. Such amounts are normally negotiated based on amounts remaining to be collected on the leases terminated. As a result, lease termination income represents an acceleration, rather than an increase, in revenues collected on such leases. Tenant rents also increased in 2006 due to higher recoverable expenses at various properties and as a result of higher tenant sales. The increase in land sales in 2006 is primarily due to increased sales of developed lots at our Summerlin and Columbia developments. Developed lots have a higher profit margin than lots which were finished at the time of Merger. Management and other fees increased in 2006 primarily as a result of higher development fees.
Operating expenses
Real estate taxes increased $1.4 million in 2006 as a result of increased property taxes at certain of our properties, including The Shops at La Cantera which opened in September 2005. Property operating costs increased $3.5 million as a result of higher energy costs. Real estate taxes, repairs and maintenance and other property operating expenses are generally recoverable from tenants and the increases in these expenses are generally consistent with the increase in tenant recovery revenues. The increase in the provision for doubtful accounts for the first quarter of 2006 as compared to 2005 is primarily due to Riverwalk Marketplace and Oakwood Center, which have been damaged and are operating at reduced levels. Property management and other costs increased primarily as a result of higher allocations to our operating properties. Depreciation and amortization increased primarily as a result of redevelopments and the opening of The Shops at La Cantera in September 2005.
Net income
Interest expense increased as a result of higher interest rates and higher outstanding debt balances. The increase in the provision for income taxes is primarily attributable to the increases in sales and margins at the master planned communities.
Cash position at March 31, 2006
TRCLP’s cash and cash equivalents decreased as of March 31, 2006 as compared to December 31, 2005 by approximately $35 million. The cash position of TRCLP is largely determined at any point in time by the relative short-term demands for cash by TRCLP and GGP. Advances to GGP by TRCLP increased by approximately $500 million in 2006, approximately equal to the additional Bridge Loan obtained by TRCLP in February 2006. TRCLP expects to repay or refinance any debt maturing in the near-term and to be able to access additional funds as required from GGP, its parent.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our outstanding debt and our share of the debt of our Unconsolidated Real Estate Affiliates as of March 31, 2006 were as follows:

(In millions)	Consolidated	Unconsolidated
Variable rate:
Subject to interest rate swaps	$755	$178
Not subject to interest rate swaps	5,377	519

Total	6,132	697
Fixed rate	14,316	2,627

Total	$20,448	$3,324

A 25 basis point increase or decrease in the interest rate on the variable-rate debt not subject to interest rate swaps would increase or decrease interest expense and operating cash flows on our consolidated debt by $13.4 million and on our unconsolidated debt (at our share) by $1.2 million.

GENERAL GROWTH PROPERTIES, INC.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (including the additional review necessary to confirm the fair presentation in the financial statements, in light of the material weaknesses discussed below) as of the end of the period covered by this report have been designed and are functioning effectively. Such disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. We believe that a controls system, no matter how well designed and operated, cannot provide absolute assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Management is required to apply judgment in evaluating the cost-benefit relationship of possible controls and procedures.
Material Weaknesses Previously Disclosed
As discussed in our Annual Report on Form 10-K for December 31, 2005, we conducted an assessment of the effectiveness of our internal control over financial reporting and concluded that we did not maintain effective internal controls over financial reporting because of the effect of two material weaknesses in our system of internal controls. During the closing process for the year ended December 31, 2005, management determined that (i) we did not maintain effective controls at our subsidiary, The Rouse Company L.P., over the process of identifying, recording and tracking various items that create deferred income tax assets and liabilities and (ii) we had insufficient personnel resources with the technical accounting expertise to enable us to conduct a timely and accurate financial close process.
As of the date of this report, our management is taking a series of actions to remediate these material weaknesses in our system of internal controls. We are continuing to implement changes and will need to assess the operating effectiveness of these changes prior to concluding that our remediation efforts are complete. Although our remediation efforts are not yet finished, management is committed to remediate the material weaknesses as expeditiously as possible and believes they will be remediated before completion of our 2006 Annual Report on Form 10-K.
There have been no changes in our internal controls over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting, except to the extent that the changes being instituted in connection with the remediation plan affect such controls.

GENERAL GROWTH PROPERTIES, INC.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
     None.
ITEM 6. EXHIBITS
3.1	Restated Certificate of Incorporation of General Growth Properties, Inc. (the “Company”) filed with the Delaware Secretary of State on February 10, 2006 (previously filed as Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).

4.1	Second Amended and Restated Credit Agreement dated as of February 24, 2006 among the Company, GGP Limited Partnership and GGPLP L.L.C., as Borrowers; the several lenders from time to time parties thereto; Banc of America Securities LLC, Eurohypo AG, New York Branch (“Eurohypo”) and Wachovia Capital Markets, LLC, as Arrangers; Eurohypo, as Administrative Agent; Bank of America, N.A., and Wachovia Bank, National Association, as Syndication Agents; and Lehman Commercial Paper, Inc., as Documentation Agent (previously filed as Exhibit 4.1 to the Current Report on Form 8-K dated February 24, 2006 which was filed with the SEC on March 2, 2006, incorporated herein by reference).

10.1	Indemnity Agreement dated as of February 2006 by the Company and The Rouse Company, LP.

10.2	Form of Restricted Stock Award.

GENERAL GROWTH PROPERTIES, INC.
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of March 31, 2006. The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL GROWTH PROPERTIES, INC. (Registrant)

Date: May 10, 2006	by:	/s/: Bernard Freibaum

Bernard Freibaum
Executive Vice President and Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX
3.1	Restated Certificate of Incorporation of General Growth Properties, Inc. (the “Company”) filed with the Delaware Secretary of State on February 10, 2006 (previously filed as Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).

4.1	Second Amended and Restated Credit Agreement dated as of February 24, 2006 among the Company, GGP Limited Partnership and GGPLP L.L.C., as Borrowers; the several lenders from time to time parties thereto; Banc of America Securities LLC, Eurohypo AG, New York Branch (“Eurohypo”) and Wachovia Capital Markets, LLC, as Arrangers; Eurohypo, as Administrative Agent; Bank of America, N.A., and Wachovia Bank, National Association, as Syndication Agents; and Lehman Commercial Paper, Inc., as Documentation Agent (previously filed as Exhibit 4.1 to the Current Report on Form 8-K dated February 24, 2006 which was filed with the SEC on March 2, 2006, incorporated herein by reference).

10.1	Indemnity Agreement dated as of February 2006 by the Company and The Rouse Company, LP.

10.2	Form of Restricted Stock Award

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of March 31, 2006. The registrant agrees to furnish a copy of such agreements to the SEC upon request.