Form 10-Q
period 2006-06-30
GENERAL GROWTH PROPERTIES INC
filed 2006-08-09
CIK 895648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006
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
YES ☐     NO ☑
The number of shares of Common Stock, $.01 par value, outstanding on August 4, 2006 was 241,295,270.

GENERAL GROWTH PROPERTIES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands)

	June 30,	December 31,
	2006	2005
Assets
Investment in real estate:
Land	$2,931,252	$2,826,766
Buildings and equipment	19,070,259	18,739,445
Less accumulated depreciation	(2,442,377)	(2,104,956)
Developments in progress	518,188	366,262

Net property and equipment	20,077,322	19,827,517
Investment in and loans to/from Unconsolidated Real Estate Affiliates	1,688,312	1,818,097
Investment land and land held for development and sale	1,683,569	1,651,063

Net investment in real estate	23,449,203	23,296,677
Cash and cash equivalents	75,403	102,791
Accounts and notes receivable, net	284,835	293,351
Insurance recovery receivable	52,082	63,382
Goodwill	361,897	420,624
Deferred expenses, net	252,478	209,825
Prepaid expenses and other assets	823,430	920,369

Total assets	$25,299,328	$25,307,019

Liabilities and Stockholders’ Equity
Mortgage notes and other property debt payable	$20,695,136	$20,418,875
Deferred tax liabilities	1,249,086	1,286,576
Accounts payable and accrued expenses	1,002,980	1,032,414

Total liabilities	22,947,202	22,737,865

Minority interests:
Preferred	202,230	205,944
Common	385,514	430,292

Total minority interests	587,744	636,236

Commitments and contingencies	—	—

Preferred stock: $100 par value; 5,000,000 shares authorized; none issued and outstanding	—	—

Stockholders’ equity:
Common stock: $.01 par value; 875,000,000 shares authorized; 241,273,413 and 239,865,045 shares issued as of June 30, 2006 and December 31, 2005, respectively	2,413	2,399
Additional paid-in capital	2,520,595	2,469,262
Retained earnings (accumulated deficit)	(718,305)	(518,555)
Unearned compensation-restricted stock	(2,925)	(280)
Accumulated other comprehensive income	15,967	10,454
Less common stock in treasury, 1,216,200 shares at June 30, 2006 and 668,396 shares at December 31, 2005, at cost	(53,363)	(30,362)

Total stockholders’ equity	1,764,382	1,932,918

Total liabilities and stockholders’ equity	$25,299,328	$25,307,019

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars in thousands, except for per share amounts)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Minimum rents	$425,052	$404,663	$862,784	$810,497
Tenant recoveries	190,733	183,045	376,176	368,102
Overage rents	8,603	9,706	22,829	23,312
Land sales	33,035	114,157	170,255	175,407
Management and other fees	24,650	22,780	53,362	41,135
Other	27,736	23,879	53,022	46,234

Total revenues	709,809	758,230	1,538,428	1,464,687

Expenses:
Real estate taxes	54,551	52,424	109,515	105,614
Repairs and maintenance	48,762	45,813	95,817	94,249
Marketing	11,639	14,399	23,669	28,350
Other property operating expenses	90,412	93,319	176,860	186,242
Land sales operations	25,102	94,181	123,699	147,991
Provision for doubtful accounts	7,106	4,165	13,319	8,361
Property management and other costs	45,285	42,956	91,945	77,892
General and administrative	3,132	3,635	6,691	6,446
Depreciation and amortization	178,372	171,902	343,718	333,626

Total expenses	464,361	522,794	985,233	988,771

Operating income	245,448	235,436	553,195	475,916

Interest income	1,469	3,403	4,690	4,443
Interest expense	(278,611)	(244,529)	(557,404)	(489,803)

Income (loss) before income taxes, minority interest and equity in income of unconsolidated affiliates	(31,694)	(5,690)	481	(9,444)
Provision for income taxes	(14,490)	(15,359)	(40,894)	(14,093)
Minority interest	(638)	(7,714)	(11,862)	(20,378)
Equity in income of unconsolidated affiliates	21,009	29,647	49,476	56,336

Income (loss) from continuing operations	(25,813)	884	(2,799)	12,421
Income from discontinued operations, net of minority interest	—	1,768	—	3,296

Net income (loss)	$(25,813)	$2,652	$(2,799)	$15,717

Basic Earnings Per Share:
Continuing operations	$(0.11)	$—	$(0.01)	$0.05
Discontinued operations	—	0.01	—	0.02

Total basic earnings (loss) per share	$(0.11)	$0.01	$(0.01)	$0.07

Diluted Earnings Per Share:
Continuing operations	$(0.11)	$—	$(0.01)	$0.05
Discontinued operations	—	0.01	—	0.02

Total diluted earnings (loss) per share	$(0.11)	$0.01	$(0.01)	$0.07

Dividends declared per share	$0.41	$0.36	$0.82	$0.72

Comprehensive Income (Loss), Net:
Net income (loss)	$(25,813)	$2,652	$(2,799)	$15,717
Other comprehensive income, net of minority interest:
Net unrealized gains (losses) on financial instruments	50	(1,355)	1,336	4,772
Minimum pension liability adjustment	(124)	(75)	(183)	(182)
Foreign currency translation	1,102	3,481	4,155	3,437
Unrealized gains (losses) on available-for-sale securities	113	(50)	205	240

Total other comprehensive income, net of minority interest	1,141	2,001	5,513	8,267

Comprehensive income (loss), net	$(24,672)	$4,653	$2,714	$23,984

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(2,799)	$15,717
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest, including discontinued operations	11,862	21,642
Equity in income of unconsolidated affiliates	(49,476)	(56,336)
Provision for doubtful accounts, including discontinued operations	13,319	8,413
Distributions received from unconsolidated affiliates	40,689	56,512
Depreciation, including discontinued operations	331,053	326,715
Amortization, including discontinued operations	20,246	14,125
Amortization of debt market rate adjustment	(16,458)	(26,399)
Participation expense pursuant to Contingent Stock Agreement	48,331	51,687
Land development and acquisition expenditures	(95,281)	(59,610)
Cost of land sales	61,630	84,287
Debt assumed by purchasers of land	(4,698)	(4,133)
Proceeds from the sale of marketable securities	4,307	5,699
Straight-line rent amortization	(24,267)	(22,975)
Above and below market tenant lease amortization	(19,846)	(14,527)
Other intangible amortization	2,919	5,819
Net changes:
Accounts and notes receivable	18,773	9,254
Prepaid expenses and other assets	26,749	(22,146)
Deferred expenses	(22,493)	(2,215)
Accounts payable, accrued expenses and income taxes	(12,667)	(39,796)
Other, net	6,431	5,051

Net cash provided by operating activities	338,324	356,784

Cash flows from investing activities:
Acquisition/development of real estate and property additions/improvements	(269,335)	(202,632)
Proceeds from sale of property	6,208	—
Increase in investments in unconsolidated affiliates	(69,181)	(40,950)
Decrease in restricted cash	(14,081)	(18,196)
Insurance recoveries	13,400	—
Distributions received from unconsolidated affiliates in excess of income	117,548	72,882
Loans from unconsolidated affiliates, net	29,976	89,000
Other, net	4,847	4,505

Net cash used in investing activities	(180,618)	(95,391)

Cash flows from financing activities:
Cash distributions paid to common stockholders	(196,949)	(170,109)
Cash distributions paid to holders of Common Units	(43,490)	(39,467)
Cash distributions paid to holders of perpetual and convertible preferred units	(8,724)	(18,579)
Proceeds from issuance of common stock, including from common stock plans	17,901	36,650
Redemption of preferred minority interests	—	(183,000)
Purchase of treasury stock	(53,363)	—
Proceeds from issuance of mortgage notes and other property debt payable	6,629,000	2,917,537
Principal payments on mortgage notes and other property debt payable	(6,489,164)	(2,782,417)
Deferred financing costs	(39,923)	(4,493)
Other, net	(382)	(6,547)

Net cash used in financing activities	(185,094)	(250,425)

Net change in cash and cash equivalents	(27,388)	10,968
Cash and cash equivalents at beginning of period	102,791	39,581

Cash and cash equivalents at end of period	$75,403	$50,549

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS-CONTINUED
(UNAUDITED)
(Dollars in thousands)

	Six Months Ended
	June 30,
	2006	2005
Supplemental disclosure of cash flow information:
Interest paid	$579,044	$501,973
Interest capitalized	25,521	28,941
Taxes paid	12,572	6,577
Non-cash investing and financing activities:
Common stock issued pursuant to Contingent Stock Agreement	$35,349	$18,098
Common stock issued in exchange for Operating Partnership Units	3,088	—
Common stock issued in exchange for convertible preferred units	3,833	18,661
Debt assumed in conjunction with acquisition of property	—	5,210
Acquisition of joint venture partner share of GGP Ivanhoe IV, Inc.:
Total assets	169,415	—
Total liabilities	169,415	—
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
General
General Growth Properties, Inc. (“General Growth”), a Delaware corporation, is a self-administered and self-managed real estate investment trust, referred to as a “REIT.” General Growth was organized in 1986 and through its subsidiaries and affiliates owns, operates, manages, leases, acquires, develops, expands and finances operating properties located primarily throughout the United States. General Growth also develops and sells land for residential, commercial and other uses primarily in master planned communities. The operating properties consist of retail centers, office and industrial buildings and mixed-use and other properties. Land development and sales operations are predominantly related to large-scale, long-term community development projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas. In these notes, the terms “we,” “us” and “our” refer to General Growth and its subsidiaries (the “Company”).
Substantially all of our business is conducted through GGP Limited Partnership (the “Operating Partnership” or “GGPLP”). As of June 30, 2006, ownership of the Operating Partnership was as follows:

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
In addition to holding ownership interests in various joint ventures, the Operating Partnership generally conducts its operations through the following subsidiaries:
•	GGPLP L.L.C., a Delaware limited liability company (the “LLC”), has ownership interests in the majority of our properties (other than those acquired in The Rouse Company merger (the “TRC Merger”).

•	The Rouse Company LP (“TRCLP”), successor to The Rouse Company (“TRC”), which includes both REIT and taxable REIT subsidiaries (“TRSs”), has ownership interests in Consolidated Properties and Unconsolidated Properties (each as defined below).

•	General Growth Management, Inc. (“GGMI”), a TRS, manages, leases, and performs various other services for some of our Unconsolidated Real Estate Affiliates (as defined below) and approximately 30 properties owned by unaffiliated third parties. Effective July 1, 2006, GGMI also performs marketing and strategic partnership services for all of our Consolidated Properties.
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
Basis of Presentation
The accompanying Consolidated Financial Statements include the accounts of General Growth, our subsidiaries and joint ventures in which we have a controlling interest. For consolidated joint ventures, the non-controlling partner’s share of operations (generally computed as the joint venture partner’s ownership percentage) is included in Minority Interest. All significant intercompany balances and transactions have been eliminated.
In the opinion of management, all adjustments (consisting of normal recurring adjustments, unless otherwise noted) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results for the interim periods ended June 30, 2006 are not necessarily indicative of the results to be obtained for the full fiscal year.
Earnings Per Share (“EPS”)
Information related to our EPS calculations is summarized as follows:

	Three Months Ended June 30,
	2006		2005
	Basic	Diluted	Basic	Diluted
		(In thousands)
Numerators:
Income (loss) from continuing operations	$(25,813)	$(25,813)	$884	$884
Discontinued operations, net of minority interests	—	—	1,768	1,768

Net income (loss)	$(25,813)	$(25,813)	$2,652	$2,652

Denominators:
Weighted average number of common shares outstanding — basic	241,330	241,330	237,854	237,854
Effect of dilutive securities — options	—	—	—	1,068

Weighted average number of common shares outstanding — diluted	241,330	241,330	237,854	238,922

	Six Months Ended June 30,
	2006		2005
	Basic	Diluted	Basic	Diluted
		(In thousands)
Numerators:
Income (loss) from continuing operations	$(2,799)	$(2,799)	$12,421	$12,421
Discontinued operations, net of minority interests	—	—	3,296	3,296

Net income (loss)	$(2,799)	$(2,799)	$15,717	$15,717

Denominators:
Weighted average number of common shares outstanding — basic	240,978	240,978	236,838	236,838
Effect of dilutive securities — options	—	—	—	865

Weighted average number of common shares outstanding — diluted	240,978	240,978	236,838	237,703

Diluted EPS excludes options where the exercise price was higher than the average market price of our common stock and, therefore, the effect would be anti-dilutive, and options for which the conditions which must be satisfied prior to the issuance of any such shares were not achieved. In 2006, all outstanding options are anti-dilutive as we reported losses in both the quarter and year-to-date periods. Such excluded options totaled 4.2 million shares for the three months ended June 30, 2006, 4.1 million shares for the six months ended June 30, 2006 and 1.9 million shares for both the three and six months ended June 30, 2005. Outstanding Common Units have also been excluded from the diluted EPS calculation because there would be no effect on EPS as the minority interests’ share of income would also be added back to net income.
Revenue Recognition and Related Matters
Straight-line rents receivable, which represent the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases, of $149.6 million as of June 30, 2006 and $123.5 million as of December 31, 2005 are included in accounts receivable, net in the accompanying Consolidated Balance Sheets. Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates and accretion of above and below-market leases on acquired properties.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2006	2005	2006	2005
Termination income	$1,515	$6,702	$18,755	$9,229
Accretion of above and below-market leases, net	10,742	6,801	19,846	14,527
Management fees primarily represent management and leasing fees, financing fees and fees for other ancillary services performed for the benefit of certain of the Unconsolidated Real Estate Affiliates and for properties owned by third parties. Fees charged to the Unconsolidated Properties totaled approximately $27.5 million for the three months ended June 30, 2006, $12.4 million for the three months ended June 30, 2005, $49.0 million for the six months ended June 30, 2006 and $29.4 million for the six months ended June 30, 2005. Such fees are recognized as revenue when earned.
Stock-Based Compensation Expense
On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share–Based Payment,” (“SFAS 123(R)”). SFAS 123(R) requires companies to estimate the fair value of share–based payment awards on the date of grant using an option–pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Consolidated Statements of Income and Comprehensive Income. SFAS 123(R) replaces SFAS No. 123, “Accounting for Stock–Based Compensation” (“SFAS 123”) which we adopted in the second quarter of 2002. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).
We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our Consolidated Financial Statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Because we had previously adopted SFAS 123, the impact of the adoption of SFAS 123(R) was not significant to our Consolidated Financial Statements. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Under SFAS 123, we did not estimate forfeitures for options issued pursuant to our Incentive Stock Plans. The cumulative effect of estimating forfeitures for these plans decreased compensation expense by approximately $150 thousand and has been reflected in our Consolidated Statements of Income and Comprehensive Income in the current period.
Prior to the adoption of SFAS 123 in the second quarter of 2002, we accounted for stock–based awards using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, compensation cost is recognized for common stock awards or stock options only if the quoted market place of the stock as of the grant date (or other measurement date, if later) is greater than the amount the grantee must pay to acquire the stock. Because the exercise price of stock options and the fair value of restricted stock grants equaled the fair market value of the underlying stock at the date of grant, no compensation expense related to grants issued under the 1993 Stock Incentive Plan was recognized. As a result of the cash settlement option available for threshold–vesting stock options (“TSOs”) issued prior to 2004, compensation expense equal to the change in the market price of our stock at the end of each reporting period continues to be recognized for all such unexercised TSOs.
On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share–Based Payment Awards.” The transition methods include procedures to establish the beginning balance of the additional paid–in capital pool (“APIC pool”) related to the tax effects of employee stock–based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock–based compensation awards that are outstanding upon adoption of SFAS 123(R). We must adopt a transition method by January 1, 2007. We currently do not expect to adopt the simplified alternative transition method for calculating the tax effects of stock–based compensation pursuant to SFAS 123(R).
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, provision for income taxes, recoverable amounts of receivables and deferred taxes, initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions, and cost ratios and completion percentages used for land sales. Actual results could differ from those estimates.

Reclassifications and Corrections
Certain amounts in the 2005 Consolidated Financial Statements, including discontinued operations (Note 6), have been reclassified to conform to the current year presentation. During the first quarter of 2006, we made a correction to the purchase price allocation of TRCLP that was recorded in our 2005 Consolidated Financial Statements. Such correction reduced deferred tax liabilities by approximately $58.7 million with a corresponding reduction to goodwill and had no impact on earnings or cash flows for the year ended December 31, 2005 or the three and six months ended June 30, 2006. Additionally, we reclassified approximately $65 million of below-market ground leases to owned land in the second quarter of 2006. This amount had previously been included in prepaid expenses and other assets in our Consolidated Balance Sheets. This reclassification had no impact on the recorded goodwill in the acquisition. As a result of this change and the corresponding revision of previously recorded amortization, there was a decrease in other property operating costs of $1.9 million and an increase in net income of $1.5 million during the three and six months ended June 30, 2006. During the second quarter of 2006, we also corrected the amortization period used to amortize the tenant-related intangible assets and liabilities at one of the properties acquired in the TRC Merger. This correction increased depreciation and amortization by $2.4 million and decreased net income by $2.0 million. We believe that the effects of these changes are not material to our Consolidated Financial Statements.
NOTE 2 INTANGIBLES
The following table summarizes our intangible assets and liabilities:

		Accumulated
	Gross Asset	(Amortization)/	Net Carrying
(In thousands)	(Liability)	Accretion	Amount
As of June 30, 2006
Tenant leases:
In-place value	$667,090	$(248,559)	$418,531
Above-market	106,108	(41,052)	65,056
Below-market	(294,052)	144,170	(149,882)
Ground leases:
Above-market	(16,968)	771	(16,197)
Below-market	293,435	(9,699)	283,736
Real estate tax stabilization agreement	91,879	(6,831)	85,048

As of December 31, 2005
Tenant leases:
In-place value	$664,444	$(176,190)	$488,254
Above-market	106,117	(29,023)	77,094
Below-market	(293,967)	111,697	(182,270)
Ground leases:
Above-market	(16,968)	535	(16,433)
Below-market	358,524	(8,736)	349,788
Real estate tax stabilization agreement	91,879	(4,691)	87,188
Changes in gross asset (liability) balances are the result of the GGP Ivanhoe IV, Inc. acquisition (Note 3) and the ground lease reclassification (Note 1).
Amortization/accretion of these intangible assets and liabilities, and similar assets and liabilities from our Unconsolidated Real Estate Affiliates, decreased operating income by approximately $31.0 million for the three months ended June 30, 2006, $40.0 million for the three months ended June 30, 2005, $60.3 million for the six months ended June 30, 2006 and $65.5 million for the six months ended June 30, 2005.

Future amortization/accretion, including our share of such items from Unconsolidated Real Estate Affiliates, is estimated to decrease annual operating income by approximately $120 million in 2006, $100 million in 2007, $70 million in 2008, $40 million in 2009, and $30 million in 2010.
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
In certain circumstances, we are obligated (or can elect) to fund debt in excess of our pro rata share of the debt of our Unconsolidated Real Estate Affiliates. Such Retained Debt totaled $263.0 million as of June 30, 2006 and $302.7 million as of December 31, 2005, and has been reflected as a reduction of our Investment in Unconsolidated Real Estate Affiliates.
The significant accounting policies used by the Unconsolidated Real Estate Affiliates are the same as ours.
On April 6, 2006, we acquired our joint venture partner’s 49% interest in GGP Ivanhoe IV, Inc., which owns Eastridge Mall, for approximately $115 million, which was paid with a 5.95% fixed-rate note due in September 2006. As of April 6, 2006, Eastridge Mall is consolidated for accounting purposes.

Condensed Combined Financial Information of Unconsolidated Real Estate Affiliates
The following is condensed combined financial information for our Unconsolidated Real Estate Affiliates as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005.

	June 30,	December 31,
(In thousands)	2006	2005
Condensed Combined Balance Sheets — Unconsolidated Real Estate Affiliates
Assets:
Land	$921,240	$919,532
Buildings and equipment	7,668,195	7,658,896
Less accumulated depreciation	(1,472,747)	(1,304,226)
Developments in progress	620,050	425,057

Net property and equipment	7,736,738	7,699,259
Investment in unconsolidated joint ventures	72,820	89,430
Investment land and land held for sale and development	284,553	259,386

Net investment in real estate	8,094,111	8,048,075
Cash and cash equivalents	221,621	194,494
Accounts and notes receivable, net	130,415	161,218
Deferred expenses, net	144,657	148,561
Prepaid expenses and other assets	261,464	259,480

Total assets	$8,852,268	$8,811,828

Liabilities and Owners’ Equity:
Mortgage notes and other property debt payable	$6,639,479	$6,325,118
Accounts payable and accrued expenses	463,632	455,596
Owners’ equity	1,749,157	2,031,114

Total liabilities and owners’ equity	$8,852,268	$8,811,828

Investment In and Loans To/From Unconsolidated Real Estate Affiliates
Owners’ equity	$1,749,157	$2,031,114
Less joint venture partners’ equity	(996,398)	(1,188,150)
Capital or basis differences and loans	935,553	975,133

Investment in and loans to/from Unconsolidated Real Estate Affiliates	$1,688,312	$1,818,097

	Three Months Ended		Six Months Ended
	June 30,		June 30,
(In thousands)	2006	2005	2006	2005
Condensed Combined Statements of Income — Unconsolidated Real Estate Affiliates
Revenues:
Minimum rents	$208,138	$192,927	$419,116	$385,372
Tenant recoveries	92,606	88,298	186,382	175,157
Overage rents	2,538	2,257	7,236	5,761
Land sales	38,395	54,581	73,726	70,900
Other	42,280	38,317	84,821	68,166

Total revenues	383,957	376,380	771,281	705,356

Expenses:
Real estate taxes	29,760	27,816	59,847	55,347
Repairs and maintenance	23,259	20,197	44,499	41,628
Marketing	5,795	7,004	12,917	13,830
Other property operating costs	77,062	66,964	150,890	124,992
Land sales operations	31,769	28,551	50,686	35,755
Provision for doubtful accounts	1,697	1,142	1,982	3,351
Property management and other costs	15,490	14,360	31,613	28,387
General and administrative	892	904	2,655	1,221
Depreciation and amortization	63,713	67,871	129,939	126,689

Total expenses	249,437	234,809	485,028	431,200

Operating income	134,520	141,571	286,253	274,156
Interest income	5,832	1,871	11,834	3,403
Interest expense	(87,563)	(72,388)	(168,384)	(141,197)
Equity in income of unconsolidated joint ventures	1,724	1,184	3,152	2,303

Net income	$54,513	$72,238	$132,855	$138,665

Equity In Income of Unconsolidated Real Estate Affiliates
Net income of Unconsolidated Real Estate Affiliates	$54,513	$72,238	$132,855	$138,665
Joint venture partners’ share of income of Unconsolidated Real Estate Affiliates	(29,410)	(38,320)	(63,310)	(71,537)
Amortization of capital or basis differences	(4,094)	(4,271)	(20,069)	(10,792)

Equity in income of Unconsolidated Real Estate Affiliates	$21,009	$29,647	$49,476	$56,336

In addition, the following is summarized financial information for certain individually significant Unconsolidated Real Estate Affiliates for the three and six months ended June 30, 2006 and 2005.

	GGP/Homart
	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2006	2005	2006	2005
Revenues:
Minimum rents	$57,012	$53,067	$115,583	$112,677
Tenant recoveries	23,666	24,039	48,232	46,982
Overage rents	280	572	2,016	1,669
Other	2,369	2,106	4,608	4,101

Total revenues	83,327	79,784	170,439	165,429

Expenses:
Real estate taxes	7,758	7,416	15,656	14,796
Repairs and maintenance	6,108	6,073	12,607	13,209
Marketing	1,728	2,474	4,000	4,924
Other property operating costs	10,724	9,543	21,180	17,418
Provision for doubtful accounts	381	295	187	625
Property management and other costs	5,453	5,010	10,994	10,074
General and administrative	93	71	191	167
Depreciation and amortization	17,967	16,963	35,885	33,982

Total expenses	50,212	47,845	100,700	95,195

Operating income	33,115	31,939	69,739	70,234
Interest income	2,772	670	4,858	1,168
Interest expense	(22,931)	(20,833)	(44,580)	(41,162)
Equity in income of unconsolidated joint ventures	1,724	1,184	3,152	2,303

Net income	$14,680	$12,960	$33,169	$32,543

	GGP/Homart II
	Three months ended		Six months ended
	June 30,		June 30,
(In thousands)	2006	2005	2006	2005
Revenues:
Minimum rents	$48,136	$47,302	$100,670	$93,259
Tenant recoveries	22,642	22,335	46,233	45,425
Overage rents	523	559	1,592	1,594
Other	1,646	2,584	3,648	3,925

Total revenues	72,947	72,780	152,143	144,203

Expenses:
Real estate taxes	7,471	6,436	14,919	13,737
Repairs and maintenance	4,485	4,565	8,968	9,292
Marketing	1,757	2,490	3,796	4,867
Other property operating costs	9,090	6,059	17,702	14,087
Provision for doubtful accounts	258	466	338	1,077
Property management and other costs	4,591	4,282	9,385	8,370
General and administrative	769	773	2,433	967
Depreciation and amortization	16,128	15,151	31,638	30,176

Total expenses	44,549	40,222	89,179	82,573

Operating income	28,398	32,558	62,964	61,630
Interest income	1,971	674	4,843	1,152
Interest expense	(20,721)	(17,558)	(40,833)	(33,870)

Net income	$9,648	$15,674	$26,974	$28,912

	GGP/Teachers
	Three months ended		Six months ended
	June 30,		June 30,
	2006	2005	2006	2005
(In thousands)
Revenues:
Minimum rents	$26,652	$20,048	$52,303	$40,908
Tenant recoveries	11,857	9,558	22,705	19,137
Overage rents	533	8	1,127	74
Other	559	547	1,077	1,017

Total revenues	39,601	30,161	77,212	61,136

Expenses:
Real estate taxes	2,945	2,787	5,859	5,536
Repairs and maintenance	1,924	1,498	3,817	3,314
Marketing	843	925	1,881	1,781
Other property operating costs	4,750	3,959	9,454	7,808
Provision for doubtful accounts	336	117	228	179
Property management and other costs	2,178	1,674	4,342	3,324
General and administrative	17	39	16	74
Depreciation and amortization	6,298	5,177	13,758	10,325

Total expenses	19,291	16,176	39,355	32,341

Operating income	20,310	13,985	37,857	28,795
Interest income	243	168	428	304
Interest expense	(10,592)	(5,332)	(20,979)	(10,125)

Net income	$9,961	$8,821	$17,306	$18,974

NOTE 4 MORTGAGE NOTES AND OTHER PROPERTY DEBT PAYABLE
Mortgage notes and other property debt payable reflected in the accompanying Consolidated Balance Sheets consisted of the following:

	June 30,	December 31,
(In thousands)	2006	2005
Fixed-rate debt:
Commercial mortgage-backed securities	$1,216,360	$1,181,895
Other collateralized mortgage notes and other debt payable	11,597,528	11,092,544
Corporate and other unsecured term loans	2,392,707	1,631,257

Total fixed-rate debt	15,206,595	13,905,696

Variable-rate debt:
Commercial mortgage-backed securities	304,322	306,270
Other collateralized mortgage notes and other debt payable	635,019	888,842
Credit facilities	1,000	180,500
Corporate and other unsecured term loans	4,548,200	5,137,567

Total variable-rate debt	5,488,541	6,513,179

Total	$20,695,136	$20,418,875

The weighted-average annual interest rate (including the effects of swaps and excluding the effects of deferred finance costs) on our mortgage notes and other property debt payable was 5.78% at June 30, 2006, 5.64% at December 31, 2005 and 5.45% at June 30, 2005.

Commercial Mortgage-Backed Securities
In December 2001, the Operating Partnership and certain Unconsolidated Real Estate Affiliates completed the placement of non-recourse commercial mortgage pass-through certificates (the “GGP MPTC”). The principal amount of the GGP MPTC is attributed to the Operating Partnership, GGP/Homart, GGP/Homart II, GGP Ivanhoe III and GGP Ivanhoe IV. In addition, in November 1997 (refinanced in November 2004), the Operating Partnership and GGP Ivanhoe I completed the placement of non-recourse commercial mortgage backed securities (the “CMBS 13”). The commercial mortgage-backed securities have cross-default provisions and are cross-collateralized. Under certain cross-default provisions, a default under any mortgage note included in a cross-defaulted package may constitute a default under all such mortgage notes in the package and may lead to acceleration of the indebtedness due on each property within the collateral package. In general, the cross-defaulted properties are under common ownership, however, certain unconsolidated debt is cross-defaulted and cross-collateralized by consolidated debt as follows:

	Outstanding Balance		Number of Collateralized Properties
	Consolidated	Unconsolidated	Consolidated	Unconsolidated
	(Dollars in millions)
GGP MPTC	$651.9	$252.1	5	4
CMBS 13	868.8	138.6	11	2
As of June 30, 2006, the weighted-average interest rate on the consolidated fixed-rate commercial mortgage-backed securities was 5.38% (range of 4.15% to 6.71%). The weighted-average interest rate on the consolidated variable-rate commercial mortgage-backed securities, excluding the impact of interest rate swaps, was 6.12% (range of LIBOR plus 80 to 92 basis points).
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
The fixed-rate collateralized mortgage notes and other property debt payable bear interest ranging from 3.13% to 11.40%. The variable-rate collateralized mortgage notes and other property debt payable bear interest at LIBOR plus 80 to 190 basis points.
Corporate and Other Unsecured Term Loans
In February 2006, we entered into several debt agreements. The proceeds of these transactions were used to reduce the approximately $5.3 billion outstanding under the 2004 Credit Facility, which was entered into to fund the cash portion of the TRC Merger consideration and, with other cash and financing sources, fund other costs of the merger transaction.
On February 24, 2006, we amended the 2004 Credit Facility and entered into a Second Amended and Restated Credit Agreement (the “2006 Credit Facility”). The 2006 Credit Facility provides for a $2.85 billion term loan (the “Term Loan”) and a $650 million revolving credit facility. As of June 30, 2006, $649 million is available to be drawn on the revolving credit facility.
The 2006 Credit Facility has a four year term, with a one year extension option. The interest rate ranges from LIBOR plus 1.15% to LIBOR plus 1.5%, depending on our leverage ratio and assuming we maintain our election to have these loans designated as Eurodollar loans. The interest rate, as of June 30,

2006, was LIBOR plus 1.25%. Quarterly principal payments on the Term Loan of $12.5 million begin March 31, 2007, with the balance due at maturity.
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
Concurrently with the 2006 Credit Facility transaction and as described below, we also entered into a $1.4 billion term loan (the “Short Term Loan”) and issued $200 million of trust preferred securities (the “TRUPS”) through GGP Capital Trust I and TRCLP entered into a $500 million term loan (the “Bridge Loan”). All of these arrangements are subject to customary affirmative and negative covenants and events of default.
The interest rate on the Short Term Loan is the same as on the 2006 Credit Facility (currently LIBOR plus 1.25%). An $800 million principal payment is due under the Short Term Loan on August 14, 2006, with the remaining balance due on December 31, 2006. We are required to apply the net proceeds of the refinancing of Ala Moana Center, which is expected in August 2006, toward repayment of the Short Term Loan.
The Bridge Loan bore interest at LIBOR plus 1.3% until May 24, 2006 and at LIBOR plus 1.55% thereafter and was scheduled to be due August 24, 2006. However, on May 5, 2006 we fully repaid the Bridge Loan with a portion of the proceeds obtained from the sale of bonds issued by TRCLP. A total of $800 million of senior unsecured notes were issued, providing for semi-annual payments (commencing November 1, 2006) of interest only at a rate per annum of 6.75% and payment of the principal in full on May 1, 2013.
In August 2006, we expect to close various refinancing transactions on our Consolidated and Unconsolidated Properties. The proceeds of these expected transactions will be used to fully repay the GGP MPTC (which includes Ala Moana) and approximately $1 billion on the Short Term Loan, as described above. The proposed financing (including our share of the Unconsolidated Properties), substantially all of which is expected to be individual non-recourse secured property level mortgage debt, is expected to have a weighted average interest rate of approximately 5.7%, which is approximately 50 basis points lower than the weighted average rate on the currently outstanding debt that will be repaid as a result of these transactions. The proposed refinancing will also convert approximately $1.5 billion of Consolidated and $100 million of Unconsolidated (at our share) variable rate debt to fixed rate debt. Following the anticipated refinancing, our consolidated debt portfolio, after giving effect to interest rate swaps, is expected to include $17.3 billion of fixed rate debt and $3.4 billion of variable rate debt.
As mentioned above, GGP Capital Trust I (the “Trust”), a Delaware statutory trust (the “Trust”), completed a private placement of $200 million of TRUPS. The Trust also issued $6.2 million of Common Securities to GGPLP. The Trust used the proceeds from the sale of the Preferred and Common Securities to purchase $206.2 million of floating rate Junior Subordinated Notes of GGPLP due 2036. The TRUPS require distributions equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date of original issuance. The Preferred Securities mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of the Junior Subordinated Notes. The Junior Subordinated Notes bear interest at LIBOR plus 1.45%. Though the Trust is a wholly-owned subsidiary of GGPLP, we are not the primary beneficiary of the Trust and, accordingly, it is not consolidated for accounting purposes under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” (FIN 46R). As a result, we have recorded the Junior Subordinated Notes as “Mortgage Notes and Other Property Debt Payable” and our common equity interest in the Trust as “Prepaid Expenses and Other Assets” in our Consolidated Balance Sheet as of June 30, 2006.
Unsecured Term Loans
In conjunction with the TRC Merger, we assumed certain publicly-traded unsecured debt which included 8.78% and 8.44% Notes due 2007, 3.625% Notes and 8% Notes due 2009, 7.2% Notes due 2012 and 5.375% Notes due 2013. Such debt totaled $1.5 billion at both June 30, 2006 and December 31, 2005. Under the terms of the Indenture dated as of February 24, 1995, as long as these notes are outstanding, TRCLP is required to file with the SEC the annual and quarterly reports and other documents which TRCLP would be required to file if it was subject to Section 13(a) or 15(d) of the Exchange Act, regardless of whether TRCLP was subject to such requirements. TRCLP is no longer required to file reports or other documents with the SEC under Section 13(a) or 15(d). Accordingly, in lieu of such filing, certain financial and other information related to TRCLP has been included in Item 5 of this Quarterly Report on Form 10-Q. We believe that such TRCLP information is responsive to the terms of the Indenture and that any additional information needed or actions required can be supplied or addressed.
In conjunction with our acquisition of JP Realty in 2002, we assumed $100 million of ten-year senior unsecured notes which bear interest at a fixed rate of 7.29% and were issued in March 1998. The notes require semi-annual interest payments. Annual principal payments of $25 million began in March 2005 and continue until the loan is fully repaid in March 2008.
Interest Rate Swaps
To achieve a more desirable balance between fixed and variable-rate debt, we have also entered into certain swap agreements as follows:

	GGP	2006 Credit	Property
	MPTC	Agreement	Specific
Total notional amount (in millions)	$25.0	$350.0	$195.0
Average fixed pay rate	4.59%	3.43%	4.78%
Average variable receive rate	LIBOR	LIBOR	LIBOR
Such swap agreements have been designated as cash flow hedges and are intended to hedge our exposure to future interest charges on the related variable-rate debt.
Letters of Credit and Surety Bonds
We had outstanding letters of credit and surety bonds of approximately $220 million as of June 30, 2006 and approximately $210 million as of December 31, 2005. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.
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
We lease land or buildings at certain properties from third parties. Consolidated rental expense, including participation rent and excluding amortization of above and below market ground leases and straight-line rents, related to these leases was $2.3 million for the three months ended June 30, 2006, $2.5 million for the three months ended June 30, 2005 and $4.8 million for both the six months ended June 30, 2006 and 2005. The leases generally provide for a right of first refusal in our favor in the event of a proposed sale of the property by the landlord.
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
We assumed TRC’s obligation under the CSA to issue shares of common stock twice a year to beneficiaries under the CSA. The amount of shares is based upon a formula set forth under the CSA and upon our stock price. Such issuances could be dilutive to our existing stockholders if the delivery option is satisfied by the issuance of new shares rather than from treasury stock or shares purchased on the open market. In addition, under the assumption agreement, we agreed that following the effective time of the TRC Merger there would not be a prejudicial effect on the beneficiaries under the CSA with respect to their receipt of securities pursuant to the CSA as a result of the TRC Merger. We further agreed to indemnify and hold harmless the beneficiaries against losses arising out of any breach by us of the foregoing covenants.
We account for the beneficiaries’ share of earnings from the assets as an operating expense. We will account for any distributions to the beneficiaries in 2009, which are likely to be significant, in connection with a valuation related to assets that we own as of such date as additional investments in the related assets (that is, contingent consideration). A total of 755,828 shares (including 668,333 treasury shares) of our common stock were delivered to the beneficiaries in February 2006 pursuant to the CSA.
Two of our operating retail properties (Oakwood Center in Gretna, Louisiana and Riverwalk Marketplace, located near the convention center in downtown New Orleans) continue to have unrepaired damage and tenant vacancies which arose concurrently with hurricane damage in the New Orleans area in September 2005. Riverwalk Marketplace partially reopened in November 2005 and Oakwood Center is not scheduled to substantially reopen until October 2007. We have comprehensive insurance coverage for both property damage and business interruption. The net book value of the property damage is currently estimated to be approximately $57 million; however, we are still assessing the damage estimates and the actual net book value write-off could vary from this estimate. Changes to these estimates will be recorded in the periods in which they are determined. During 2005, we recorded a net fixed asset write-off and a corresponding insurance claim recovery receivable for this net book value amount because we believe that it is probable that the insurance recovery, net of deductibles on a replacement cost basis, will exceed these amounts. While we expect the insurance proceeds will be sufficient to cover most of the replacement cost of the restoration of the properties and certain business interruption amounts, certain deductibles, limitations and exclusions are expected to apply with respect to both current and future matters. No determination has been made as to the total amount or timing of those insurance payments. As of June 30, 2006, an aggregate of $17.5 million in insurance proceeds related to the properties have been received, which has been applied against this insurance recovery receivable. As only a portion of the repairs have taken place as of June 30, 2006, substantially all of the remaining $52.1 million receivable recorded represents the recovery of the net book value of fixed assets written off.

NOTE 6 DISCONTINUED OPERATIONS AND GAINS ON DISPOSITIONS OF INTERESTS IN OPERATING PROPERTIES
On December 21, 2005, as approved in December 2005 by our Board of Directors, we sold seven buildings totaling approximately 705,000 square feet located in the Hunt Valley Business Community in Hunt Valley, Maryland and 14 office buildings totaling approximately 402,000 square feet in the Rutherford Business Center, Woodlawn, Maryland. These 21 properties in Baltimore County were sold at an aggregate sale price of approximately $124.5 million, which was paid in cash at closing. We recognized approximately $4.9 million in gain, before minority interest, on the disposition of these office properties.
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
Pursuant to SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the operations of these properties (net of minority interests) have been reported as discontinued operations in the accompanying Consolidated Financial Statements. For the three and six months ended June 30, 2005, revenues and income before minority interest of such properties were as follows:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
(In thousands)	2005	2005
Revenues	$5,863	$11,685
Income before minority interest	2,173	4059
NOTE 7 OTHER ASSETS & LIABILITIES
The following table summarizes the significant components of “Prepaid Expenses and Other Assets.”

	June 30,	December 31,
(In thousands)	2006	2005
Below-market ground leases	$283,736	$349,788
Receivables-finance leases and bonds	114,154	136,410
Security and escrow deposits	104,213	87,126
Real estate tax stabilization agreement	85,048	87,188
Special Improvement District receivable	70,365	66,206
Above-market tenant leases	65,056	77,094
Prepaid expenses	23,541	29,884
Funded defined contribution plan assets	16,387	20,062
Other	60,930	66,611

	$823,430	$920,369

The following table summarizes the significant components of “Accounts Payable and Accrued Expenses.”

(In thousands)	2006	2005
Accounts payable and accrued expenses	$582,896	$594,876
Below-market tenant leases	149,882	182,270
Hughes participation payable	74,765	61,783
Deferred gains/income	54,351	38,736
Capital lease obligations	18,010	19,206
Insurance reserves	16,628	24,287
Other	106,448	111,256

	$1,002,980	$1,032,414

NOTE 8 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our Consolidated Financial Statements the impact of a tax position if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact on our Consolidated Financial Statements of adopting FIN 48.
In October 2005, the FASB Issued Staff Position No. FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” (“FSP 13-1”). This FSP requires that rental costs associated with ground or building operating leases incurred during a construction period be recognized as rental expense. However, FSP 13-1 does not address lessees that account for the sale or rental of real estate projects under FASB Statement No. 67, “Accounting for Costs and Initial Rental Operations of Real Estate Projects.” As we generally own, rather than lease, property upon which we construct new real estate ventures and our policy would be to capitalize rental costs associated with ground leases incurred during construction periods under Statement No. 67, FSP 13-1 did not have a material effect on our results of operations when we adopted this standard in the first quarter of 2006.
In June 2005, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF 04-05, “Investor’s Accounting for an Investment in a Limited Partnership When the Investor Is the Sole General Partner and the Limited Partners Have Certain Rights” (“EITF 04-05”) which provides guidance on when a sole general partner should consolidate a limited partnership. A sole general partner in a limited partnership is presumed to control that limited partnership and therefore should include the limited partnership in its consolidated financial statements, regardless of the sole general partner’s ownership interest in the limited partnership. The control presumption may be overcome if the limited partners have the ability to remove the sole general partner or otherwise dissolve the limited partnership. Other substantive participating rights by the limited partners may also overcome the control presumption. This consensus is effective for general partners of all newly formed limited partnerships and existing limited partnerships for which the partnership agreements are modified. For general partners in all other limited partnerships, this consensus was effective in the first quarter of 2006. On adoption, EITF 04-05 did not have a significant impact on our Consolidated Financial Statements.
In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections — A Replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”). This new standard replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting

Accounting Changes in Interim Financial Statements.” Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and that correction of errors in previously issued financial statements should be termed a “restatement.” SFAS 154 is effective for accounting changes and correction of errors made subsequent to December 31, 2005.
In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” (“SFAS 150”) which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The effective date of SFAS 150 relating to measurement and classification provisions has been indefinitely postponed by the FASB. We did not enter into new financial instruments subsequent to May 2003 which would fall within the scope of this statement. Certain ventures, acquired in the TRC Merger, have been identified that appear to meet the criteria for liability recognition in accordance with paragraphs 9 and 10 under SFAS 150 due to the indefinite life of the joint venture arrangements. Therefore, if the effectiveness of the measurement and classification provisions is no longer postponed, we would reclassify to liabilities approximately $15 million of minority interest with respect to such TRC Merger acquired ventures, but no amount for any of our other ventures.
NOTE 9 STOCK–BASED COMPENSATION PLANS
Incentive Stock Plans
We grant qualified and non-qualified stock options and make restricted stock grants to attract and retain officers and key employees through the 2003 Incentive Stock Plan and, prior to April 2003, the 1993 Stock Incentive Plan. Stock options are granted by the Compensation Committee of the Board of Directors at an exercise price of not less than 100% of the fair market value of our common stock on the date of the grant. The terms of the options are fixed by the Compensation Committee. Stock options granted to officers and key employees under the 2003 Incentive Stock Plan are for 5-year terms and under the 1993 Incentive Stock Plan are for 10-year terms. Stock options generally vest 20% at the time of the grant and in 20% annual increments thereafter. Prior to May 2006, we granted options to non-employee directors that were exercisable in full commencing on the date of grant and scheduled to expire on the fifth anniversary of the date of the grant. Beginning in May 2006, non-employee directors receive restricted stock grants, as further described below. The 2003 Incentive Stock Plan provides for the issuance of up to 9.0 million shares of our common stock, subject to certain customary adjustments to prevent dilution.

The following tables summarize stock option activity as of and for the six-month period ended June 30, 2006.

		Weighted
		Average
		Exercise
	Shares	Price
Stock options outstanding at December 31, 2005	2,546,174	$29.57
Granted	1,270,000	49.98
Exercised	(453,226)	27.03
Exchanged for restricted stock	(30,000)	47.26
Forfeited	(145,000)	43.10
Expired	(600)	9.90

Stock options outstanding at June 30, 2006	3,187,348	$37.28

	Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
		Contractual	Average		Contractual	Average
		Term	Exercise		Term	Exercise
Range of Exercise Prices	Shares	(in years)	Price	Shares	(in years)	Price
In-the-money stock options
$5.05 - $10.09	6,000	3.8	$9.99	6,000	3.8	$9.99
$10.09 - $15.14	84,700	5.7	13.58	84,700	5.7	13.58
$15.14 - $20.19	337,148	6.5	16.75	103,148	6.7	16.77
$30.28 - $35.33	612,500	3.2	30.98	298,500	3.2	31.03
$35.33 - $40.38	972,000	3.6	35.61	292,000	3.6	35.55
$40.38 - $45.06	50,000	4.3	44.59	—	—	—
Anti-dilutive stock options
$45.06 - $50.47	1,125,000	4.5	49.91	205,000	4.5	49.67

Total	3,187,348	4.4	$37.28	989,348	4.3	$33.12

Intrinsic value (in thousands)	$24,798			$11,813

The intrinsic value of outstanding and exercisable stock options as of June 30, 2006 represents the excess of our closing stock price ($45.06) over the exercise price multiplied by the applicable number of stock options. The intrinsic value of exercised stock options represents the excess of our stock price at the time the option was exercised over the exercise price and was $10.1 million for options exercised during the six months ended June 30, 2006 and $6.6 million for options exercised during the six months ended June 30, 2005.
The weighted-average fair value of stock options as of the grant date was $7.62 for stock options granted during the six months ended June 30, 2006 and $4.69 for stock options granted during the six months ended June 30, 2005.
Restricted Stock
We also make restricted stock grants to certain officers and, beginning in May 2006, to non-employee directors, pursuant to the 2003 Stock Incentive Plan. The vesting terms of these grants are specific to the individual grant and, generally, vest either immediately, one-third immediately with the remainder vesting equally on the first and second anniversaries or equally on the first, second and third anniversaries.

The following table summarizes restricted stock activity as of and during the six month period ended June 30, 2006.

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested restricted stock grants outstanding as of December 31, 2005	15,000	$16.77
Granted	99,000	47.91
Vested	(41,334)	37.13

Nonvested restricted stock grants outstanding as of June 30, 2006	72,666	$47.62

Intrinsic value (in thousands)	$3,274

The total fair value of restricted stock grants which vested during the six months ended June 30, 2006 was $2.0 million and during the six months ended June 30, 2005 was $2.8 million.
Threshold-Vesting Stock Options
Under the 1998 Incentive Stock Plan (the “1998 Incentive Plan”), we may also grant stock incentive awards to employees in the form of threshold-vesting stock options (“TSOs”). The exercise price of the TSO is the Fair Market Value (“FMV”) of our common stock on the date the TSO is granted. In order for the TSOs to vest, our common stock must achieve and sustain the Threshold Price for at least 20 consecutive trading days at any time over the five years following the date of grant. The Threshold Price is determined by multiplying the FMV on the date of grant by the Estimated Annual Growth Rate (currently 7%) and compounding the product over a five-year period. TSOs granted in 2004 and thereafter must be exercised within 30 days of the vesting date. TSOs granted prior to 2004, all of which have vested, have a term of up to 10 years. The 1998 Incentive Plan provides for the issuance of 11 million shares, subject to certain customary adjustments to prevent dilution.
The following table summarizes TSO activity, by grant year, as of and for the six months ended June 30, 2006.

	TSO Grant Year
	2006	2005
TSOs outstanding at December 31, 2005	—	1,000,000
Granted	1,400,000	—
Forfeited	(62,824)	(104,682)

TSOs outstanding at June 30, 2006	1,337,176	895,318

Intrinsic value (in thousands)	—	$8,640

Exercise price	$50.47	$35.41
Threshold price	70.79	49.66
Fair value of options on grant date	6.51	3.81
Remaining contractual term (in years)	4.6	3.6
In addition to the TSOs above, which are accounted for pursuant to SFAS 123(R), 165,602 vested, but unexercised, TSOs granted prior to 2004 are accounted for using the intrinsic value method.

Other Required Disclosures
The fair values of TSOs granted in 2006 and 2005 were estimated using the binomial method. The value of restricted stock grants is calculated as the average of the high and low stock prices on the date of the initial grant. The fair values of all other stock options were estimated on the date of grant using the Black-Scholes-Merton option pricing model. These fair values are affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. Expected volatilities are based on historical volatility of our stock price as well as that of our peer group, implied volatilities and various other factors. Historical data was used to estimate expected life and represents the period of time that options are expected to be outstanding. The weighted average estimated value of stock options and TSOs granted during the six months ended June 30, 2006 were based on the following assumptions:

Risk-free interest rate	4.43%
Dividend yield	4.00
Expected volatitity	22.94
Expected life (in years)	2.5 - 3.5
Compensation expense related to the Incentive Stock Plans, TSOs and restricted stock was $2.3 million for the three months ended June 30, 2006, $2.6 million for the three months ended June 30, 2005, $7.3 million for the six months ended June 30, 2006, and $5.6 million for the six months ended June 30, 2005.
As of June 30, 2006, total compensation expense related to nonvested options, TSOs and restricted stock grants which had not yet been recognized was $22.5 million. Of this total, $4.5 million is expected to be recognized in the six months ended December 31, 2006, $8.8 million in 2007, $6.6 million in 2008, $2.4 million in 2009 and $0.2 million in 2010. These amounts may be impacted by future grants, changes in forfeiture estimates, actual forfeiture rates which differ from estimated forfeitures and/or timing of TSO vesting.
We have a $200 million per fiscal year common stock repurchase program which gives us the ability to acquire some or all of the shares of common stock to be issued upon the exercise of the TSOs.
Employee Stock Purchase Plan
The General Growth Properties, Inc. Employee Stock Purchase Plan (the “ESPP”) was established to assist eligible employees in acquiring stock ownership interest in General Growth. Under the ESPP, eligible employees make payroll deductions over a six-month purchase period. At the end of each six-month purchase period, the amounts withheld are used to purchase shares of our common stock at a purchase price equal to 85% of the lesser of the closing price of a share of a common stock on the first or last trading day of the purchase period. The ESPP is considered a compensatory plan pursuant to SFAS 123(R). A maximum of 1.5 million shares of our common stock are reserved for issuance under the ESPP. Since inception, an aggregate of approximately 1.3 million shares of our common stock have been sold under the ESPP, including 100,402 shares for the purchase period ending June 30, 2006 which were purchased at a price of $38.30 per share. Compensation expense related to the ESPP was $1.0 million for the three and six months ended June 30, 2006 and $1.2 million for the same periods in 2005.

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

Operating results for the segments are as follows:

	Three Months Ended June 30, 2006
(In thousands)	Consolidated	Unconsolidated	Segment
Retail and Other	Properties	Properties	Basis
Property revenues:
Minimum rents	$425,052	$103,851	$528,903
Tenant recoveries	190,733	45,886	236,619
Overage rents	8,603	1,387	9,990
Other, including minority interest	23,282	20,312	43,594

Total property revenues	647,670	171,436	819,106

Property operating expenses:
Real estate taxes	54,551	14,643	69,194
Repairs and maintenance	48,762	11,536	60,298
Marketing	11,639	2,958	14,597
Other property operating costs	90,412	34,821	125,233
Provision for doubtful accounts	7,106	817	7,923

Total property operating expenses	212,470	64,775	277,245

Retail and other net operating income	435,200	106,661	541,861

Master Planned Communities
Land sales	33,035	20,250	53,285
Land sales operations	(25,102)	(15,531)	(40,633)

Master Planned Communities net operating income	7,933	4,719	12,652

Real estate property net operating income	$443,133	$111,380	$554,513

	Three Months Ended June 30, 2005
(In thousands)	Consolidated	Unconsolidated	Segment
Retail and Other	Properties	Properties	Basis
Property revenues:
Minimum rents	$404,663	$93,046	$497,709
Tenant recoveries	183,045	43,688	226,733
Overage rents	9,706	1,127	10,833
Other, including minority interest	25,927	19,484	45,411

Total property revenues	623,341	157,345	780,686

Property operating expenses:
Real estate taxes	52,424	13,627	66,051
Repairs and maintenance	45,813	9,935	55,748
Marketing	14,399	3,547	17,946
Other property operating costs	93,319	33,078	126,397
Provision for doubtful accounts	4,165	672	4,837

Total property operating expenses	210,120	60,859	270,979

Retail and other net operating income	413,221	96,486	509,707

Master Planned Communities
Land sales	114,157	28,655	142,812
Land sales operations	(94,181)	(18,930)	(113,111)

Master Planned Communities net operating income	19,976	9,725	29,701

Real estate property net operating income	$433,197	$106,211	$539,408

	Six Months Ended June 30, 2006
(In thousands)	Consolidated	Unconsolidated	Segment
Retail and Other	Properties	Properties	Basis
Property revenues:
Minimum rents	$862,784	$209,182	$1,071,966
Tenant recoveries	376,176	92,453	468,629
Overage rents	22,829	3,735	26,564
Other, including minority interest	44,648	42,476	87,124

Total property revenues	1,306,437	347,846	1,654,283

Property operating expenses:
Real estate taxes	109,515	29,509	139,024
Repairs and maintenance	95,817	22,091	117,908
Marketing	23,669	6,464	30,133
Other property operating costs	176,860	72,885	249,745
Provision for doubtful accounts	13,319	952	14,271

Total property operating expenses	419,180	131,901	551,081

Retail and other net operating income	887,257	215,945	1,103,202

Master Planned Communities
Land sales	170,255	38,799	209,054
Land sales operations	(123,699)	(27,950)	(151,649)

Master Planned Communities net operating income	46,556	10,849	57,405

Real estate property net operating income	$933,813	$226,794	$1,160,607

	Six Months Ended June 30, 2005
(In thousands)	Consolidated	Unconsolidated	Segment
Retail and Other	Properties	Properties	Basis
Property revenues:
Minimum rents	$810,497	$189,341	$999,838
Tenant recoveries	368,102	86,924	455,026
Overage rents	23,312	2,849	26,161
Other, including minority interest	49,992	35,050	85,042

Total property revenues	1,251,903	314,164	1,566,067

Property operating expenses:
Real estate taxes	105,614	27,196	132,810
Repairs and maintenance	94,249	20,567	114,816
Marketing	28,350	6,995	35,345
Other property operating costs	186,242	62,928	249,170
Provision for doubtful accounts	8,361	1,719	10,080

Total property operating expenses	422,816	119,405	542,221

Retail and other net operating income	829,087	194,759	1,023,846

Master Planned Communities
Land sales	175,407	37,223	212,630
Land sales operations	(147,991)	(24,590)	(172,581)

Master Planned Communities net operating income	27,416	12,633	40,049

Real estate property net operating income	$856,503	$207,392	$1,063,895

The following reconciles NOI to GAAP-basis operating income and income (loss) from continuing operations:

	Three Months Ended		Six Months Ended
(In thousands)	2006	2005	2006	2005
Real estate property net operating income	$554,513	$539,408	$1,160,607	$1,063,895
Unconsolidated Properties NOI	(111,380)	(106,211)	(226,794)	(207,392)

Consolidated Properties NOI	443,133	433,197	933,813	856,503
Management and other fees	24,650	22,780	53,362	41,135
Property management and other costs	(45,285)	(42,956)	(91,945)	(77,892)
General and administrative	(3,132)	(3,635)	(6,691)	(6,446)
Depreciation and amortization	(178,372)	(171,902)	(343,718)	(333,626)
Discontinued operations and minority interest in consolidated NOI	4,454	(2,048)	8,374	(3,758)

Operating income	245,448	235,436	553,195	475,916
Interest income	1,469	3,403	4,690	4,443
Interest expense	(278,611)	(244,529)	(557,404)	(489,803)
Provision for income taxes	(14,490)	(15,359)	(40,894)	(14,093)
Minority interest	(638)	(7,714)	(11,862)	(20,378)
Equity in income of unconsolidated affiliates	21,009	29,647	49,476	56,336

Income (loss) from continuing operations	$(25,813)	$884	$(2,799)	$12,421

The following reconciles segment revenues to GAAP-basis consolidated revenues:

	Three Months Ended		Six Months Ended
(In thousands)	2006	2005	2006	2005
Segment basis total property revenues	$819,106	$780,686	$1,654,283	$1,566,067
Unconsolidated segment revenues	(171,436)	(157,345)	(347,846)	(314,164)
Land sales	33,035	114,157	170,255	175,407
Management and other fees, net of discontinued operations	24,650	22,780	53,362	41,135
Real estate net operating income attributable to minority interests, net of discontinued operations	4,454	(2,048)	8,374	(3,758)

GAAP-basis consolidated total revenues	$709,809	$758,230	$1,538,428	$1,464,687

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
FORWARD-LOOKING INFORMATION
We may make forward-looking statements in this Quarterly Report, in other reports that we file with the SEC and in other information that we release publicly or provide to investors. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others.
Forward-looking statements include:
•	Projections of our revenues, income, earnings per share, Funds From Operations, capital expenditures, dividends, leverage, capital structure or other financial items

•	Descriptions of plans or objectives of our management for future operations, including pending acquisitions, debt repayment or restructuring, and development/redevelopment activities

•	Forecasts of our future economic performance

•	Descriptions of assumptions underlying or relating to any of the foregoing
In this Quarterly Report, for example, we make forward-looking statements discussing our expectations about:
•	Future repayment of debt, including the ratio of variable to fixed-rate debt in our portfolio

•	Future interest rates

•	Future federal income taxes

•	Expected sales in our Master Planned Communities segment
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
There are several factors, many beyond our control, which could cause results to differ materially from our expectations. Some of these factors are described in our 2005 Annual Report on Form 10-K, which factors are incorporated herein by reference. Other factors, such as credit, market, operational, liquidity, interest rate and other risks, are described elsewhere in this Quarterly Report. Any factor could by itself, or together with one or more other factors, adversely affect our business, results of operations or financial condition. There are also other factors that we have not described in this Quarterly Report or in our 2005 Annual Report on Form 10-K that could cause results to differ from our expectations.

MANAGEMENT’S OVERVIEW & SUMMARY
Overview — Retail and Other Segment
Our primary business is acquiring, owning, managing, leasing and developing retail and other office and industrial rental property. As of June 30, 2006, we had ownership interest in or management responsibility for a portfolio of over 200 regional shopping malls in 44 states. We provide on-site management and other services to substantially all of our properties, including properties which we own through joint venture arrangements and which are unconsolidated for GAAP purposes. Our management operating philosophies and strategies are generally the same whether the properties are consolidated or unconsolidated. As a result, we believe that financial information and operating statistics with respect to all properties, both consolidated and unconsolidated, provide important insights into our operating results. Collectively, we refer to our Consolidated and Unconsolidated Properties as our “Company Portfolio” and the retail portion of the Company Portfolio as the “Retail Company Portfolio.”
We seek to increase cash flow and real estate net operating income of our retail and office rental properties through proactive property management and leasing (including tenant remerchandising), operating cost reductions, physical expansions, redevelopments and capital reinvestment. Some of the actions that we take to increase productivity include changing the tenant mix, adding vendor carts or kiosks and expansions or renovations of centers.
We believe that the most significant operating factor affecting incremental cash flow and real estate net operating income is increased rents (either base rental revenue or overage rents) earned from tenants at our properties. These rental revenue increases are primarily achieved by:
•	Renewing expiring leases and re-leasing existing space at rates higher than expiring or existing rates. The average annual new/renewal lease rate for our Consolidated Retail Properties for the first half of 2006 was $35.43 per square foot, which was $1.78 per square foot higher than the average annualized in place rent per square foot, as detailed in the table below.

•	Increasing occupancy at the properties so that more space is generating rent. The occupancy percentage at properties which are not under redevelopment in our Retail Company Portfolio was 91.2 percent at June 30, 2006, compared to 90.7 percent at June 30, 2005.

•	Increased tenant sales in which we participate through overage rents. In the first half of 2006, tenant sales per square foot in our Retail Company Portfolio increased 6.0 percent over 2005 to $448 per square foot.

The following table summarizes selected operating statistics as of June 30, 2006.

	Consolidated	Unconsolidated	Retail
	Retail	Retail	Company
	Properties	Properties	Portfolio
Operating Statistics (a)
Occupancy	91.1%	91.6%	91.2%
Trailing 12 month total tenant sales per sq. ft. (b)	$438	$469	$448
% change in total sales (b)	6.5%	5.2%	6.0%
% change in comparable sales (b)	2.7	2.7	2.7
Mall and freestanding GLA (in sq. ft.)	40,889,137	18,268,650	59,157,787

Certain Financial Information
Average annualized in place rent per sq. ft.	$33.65	$36.63
Average rent per sq. ft. for new/renewal leases	35.43	39.10
Average rent per sq. ft. for lease expiring in 2006	29.64	36.64

(a)	Excludes properties at which significant physical or mershandising changes have been made and miscellaneous (non-mall) properties.

(b)	Due to tenant sales reporting timelines, data presented is as of May 31,2006.
The expansion and/or renovation of a property may also result in increased cash flows and operating income as a result of increased customer traffic, trade area penetration and improved competitive position of the property. As of June 30, 2006, we had 24 major approved redevelopment projects underway (each with budgeted projected expenditures, at our ownership share, in excess of $10 million).
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
Total projected expenditures (including our share of the Unconsolidated Real Estate Affiliates) for these redevelopment and development projects were approximately $1.5 billion as of June 30, 2006.
We also have eight other potential new retail or mixed-use developments that are currently projected to open in 2008 and 2009.
Annual expenditures for the redevelopment and development projects, as well as the potential developments, are expected to be approximately $450 to $800 million per year through 2009.
In addition, we have agreed to acquire the new retail development at The Palazzo in Las Vegas, Nevada, upon opening. This is currently expected in late 2007, at an estimated acquisition cost of $600 million.

Overview — Master Planned Communities Segment
Our Master Planned Communities segment includes the development and sale of residential and commercial land, primarily in large-scale projects in and around Columbia, Maryland; Houston, Texas and Summerlin, Nevada. We develop and sell land in these communities to builders and other developers for residential, commercial and other uses. Land sale activity at our newest project, Bridgeland in Houston, Texas, began in the first quarter of 2006.
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
CRITICAL ACCOUNTING POLICIES
Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. For example, significant estimates and assumptions have been made with respect to useful lives of assets, revenue recognition estimates in the Master Planned Communities segment, capitalization of development and leasing costs, provision for income taxes, cost ratios, recoverable amounts of receivables, deferred taxes, and initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions. Our critical accounting policies as discussed in our Annual Report on Form 10-K for the year ended December 31, 2005 have not changed during 2006 and such policies are incorporated herein by reference.
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005
General
Our revenues are primarily received from tenants in the form of fixed minimum rents, overage rents and recoveries of operating expenses. We have presented the following discussion of our results of operations under the proportionate share method. Under the proportionate share method, our share of the revenues and expenses of the Unconsolidated Properties are combined with the revenues and expenses of the Consolidated Properties. In addition, other revenues are increased by the real estate net operating income of discontinued operations and are reduced by our consolidated minority interest venturers’ share of real estate net operating income. See Note 10 for additional information including reconciliations of our segment basis results to GAAP basis results.

Retail and Other Segment
The following table compares major revenue and expense items for the three months ended June 30, 2006 and 2005:

	Three Months Ended
	June 30,
	2006	2005	$ Change	% Change
		(Dollars in thousands)
Property revenues:
Minimum rents	$528,903	$497,709	$31,194	6.3%
Tenant recoveries	236,619	226,733	9,886	4.4
Overage rents	9,990	10,833	(843)	(7.8)
Other	43,594	45,411	(1,817)	(4.0)

Total property revenues	819,106	780,686	38,420	4.9

Property operating expenses:
Real estate taxes	69,194	66,051	3,143	4.8
Repairs and maintenance	60,298	55,748	4,550	8.2
Marketing	14,597	17,946	(3,349)	(18.7)
Other property operating costs	125,233	126,397	(1,164)	(0.9)
Provision for doubtful accounts	7,923	4,837	3,086	63.8

Total property operating expenses	277,245	270,979	6,266	2.3

Real estate property net operating income	$541,861	$509,707	$32,154	6.3%

The increase in minimum rents is primarily attributable to the following:
•	Higher specialty leasing rents, especially at properties acquired in the 2004 TRC Merger

•	Higher minimum rents, especially at The Shops at La Cantera, which opened in September 2005, and Ala Moana Center which was recently redeveloped

•	Higher permanent occupancy which increased 50 basis points from June 30, 2005 to 91.2 percent at June 30, 2006

•	Greater use of vacant space for temporary tenant rentals

•	The acquisition of Whalers Village by one of our joint ventures

•	Higher accretion of net below market tenant leases, due in part to the re-allocation of TRCLP purchase price as discussed in Note 1
These increases were partially offset by lower lease termination income in the second quarter of 2006.
Tenant recoveries increased primarily as a result of higher operating costs, as discussed below, that are substantially recoverable from our tenants.
The decrease in overage rents is primarily due to the timing of recognition of certain amounts at selected properties in our portfolio since, as detailed in the six month comparative analysis below, year-to-date results for 2006 are comparable to those for year-to-date 2005.
Other revenues include all other property revenues including vending, parking and sponsorship revenues and real estate property net operating income (“NOI”) of discontinued operations less NOI of minority interests in consolidated joint ventures. The decrease in other revenues during the current quarter is primarily attributable to minority interest allocations at The Shops at La Cantera which opened in September 2005.
Higher real estate taxes were primarily the result of real estate taxes at The Shops at La Cantera, which opened in September 2005, and higher real estate taxes across the remainder of our portfolio.
The increase in repairs and maintenance is primarily attributable to repairs and maintenance at The Grand Canal Shoppes and The Shops at La Cantera.

Marketing expenses decreased at substantially all of our properties due to overall cost containment policies implemented.
Property operating expenses were comparable to the prior year.
The increase in the provision for doubtful accounts is primarily due to Oakwood Center, which has been damaged as discussed in Note 5. Although we may not collect all of these amounts from our tenants, we do believe that the remaining amounts will be recovered under our business interruption insurance coverage. Under GAAP, however, amounts which we expect to collect for business interruption coverage under our insurance policies should not be recognized until received.
Master Planned Communities Segment

	Three Months Ended
	June 30,
	2006	2005	$ Change	% Change
		(Dollars in thousands)
Land sales	$53,285	$142,812	$(89,527)	(62.7)%
Land sales operations	(40,633)	(113,111)	72,478	(64.1)

Real estate property net operating income	$12,652	$29,701	$(17,049)	(57.4)%

The decrease in real estate property net operating income is primarily due to the timing of sales at our Summerlin and Columbia developments. Although land sale revenues and sales pace declined in the second quarter of 2006 as compared to 2005, year-to-date 2006 land sale revenues are comparable to the prior year and we expect full year land sale revenues to exceed that of 2005 based upon anticipated sales and executed, but not yet closed, contracts. Real estate property net operating income as a percent of land sales increased during the current quarter as a result of an increase in the margin between the cost and the sales prices for developed lots. Lots developed and sold since the TRC Merger have a higher profit margin than lots which were finished at the time of the TRC Merger because all lots were marked to market at the time of the TRC Merger. Sales at Bridgeland, which began in the first quarter of 2006, partially offset the decreases at our other developments.
Certain Significant Consolidated Revenues and Expenses

	Three Months Ended
	June 30,
	2006	2005	$ Change	% Change
		(Dollars in thousands)
Revenues:
Tenant rents	$624,388	$597,414	$26,974	4.5%
Land sales	33,035	114,157	(81,122)	(71.1)
Management and other fees	24,650	22,780	1,870	8.2

Expenses:
Property operating expenses	212,470	210,120	2,350	1.1
Land sales operations	25,102	94,181	(69,079)	(73.3)
Property management and other costs	45,285	42,956	2,329	5.4
Depreciation and amortization	178,372	171,902	6,470	3.8
Interest expense	278,611	244,529	34,082	13.9
Provision for income taxes	14,490	15,359	(869)	(5.7)
Changes in consolidated tenant rents (which includes minimum rents, tenant recoveries and overage rents), land sales, property operating expenses and land sales operations were attributable to the same items discussed above in our segment basis results. The exception is the Whalers Village acquisition which did not impact our consolidated portfolio.

Management and other fees increased primarily as a result of higher development fees earned as a result of the increased level of expansion and redevelopment activity in 2006.
Property management and other costs increased primarily as a result of higher personnel and personnel related costs in 2006, as well as revised allocations between our operating properties and management cost centers.
Depreciation and amortization increased primarily as a result of redevelopments, the opening of The Shops at La Cantera in September 2005, change in depreciable life at one of our properties (Note 1) and the acquisition of the remaining interest in GGP Ivanhoe IV, Inc. (Note 3).
The net increase in interest expense is primarily attributable to the following:
•	Increase in interest rates both on new fixed-rate financings and variable-rate debt as a result of increases in the LIBOR rate

•	Higher outstanding debt balances

•	Increased amortization of deferred finance costs as a result of finance costs incurred in conjunction with the 2006 Credit Facility

•	Lower amortization of purchase accounting mark-to-market adjustments (which reduce interest expense). In the second quarter of 2005, we revised the estimated mark-to-market adjustments on the debt acquired in the TRC Merger. As a result, interest expense in 2005 includes $5.3 million related to prior periods. Additionally, this amortization is reduced as debt is repaid and refinanced.
These increases were partially offset by lower interest on our corporate and other unsecured term loans as a result of refinancing activity in February 2006 and by lower debt extinguishment costs as a result of reduced refinancing activity during the current quarter. See Liquidity and Capital Resources for additional discussion of debt activity.
The decrease in the provision for income taxes is primarily attributable to the decreases in sale revenues in our Master Planned Communities segment. This decrease was largely offset by higher taxes at GGMI, our TRS.
RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005
Retail and Other Segment
The following table compares major revenue and expense items for the six months ended June 30, 2006 and 2005:

	Six Months Ended
	June 30,
	2006	2005	$ Change	% Change
		(Dollars in thousands)
Property revenues:
Minimum rents	$1,071,966	$999,838	$72,128	7.2%
Tenant recoveries	468,629	455,026	13,603	3.0
Overage rents	26,564	26,161	403	1.5
Other	87,124	85,042	2,082	2.4

Total property revenues	1,654,283	1,566,067	88,216	5.6

Property operating expenses:
Real estate taxes	139,024	132,810	6,214	4.7
Repairs and maintenance	117,908	114,816	3,092	2.7
Marketing	30,133	35,345	(5,212)	(14.7)
Other property operating costs	249,745	249,170	575	0.2
Provision for doubtful accounts	14,271	10,080	4,191	41.6

Total property operating expenses	551,081	542,221	8,860	1.6

Real estate property net operating income	$1,103,202	$1,023,846	$79,356	7.8%

Increases and decreases in our Retail and Other Segment for the six months ended June 30, 2006 and 2005 are consistent with the changes noted in the discussion of Results of Operations for the Three Months Ended June 30, 2006 and 2005 except as noted below.
In addition to the items noted above, the increase in minimum rents is also attributable to higher lease termination income. Lease termination income recorded in the first quarter of 2006 was $19.1 million higher than the comparable amount recorded in first quarter of 2005.
The increase in repairs and maintenance is primarily attributable to repairs and maintenance at The Shops at La Cantera and increases across our portfolio.
Master Planned Communities Segment

	Six Months Ended
	June 30,
	2006	2005	$ Change	% Change
		(Dollars in thousands)
Land sales	$209,054	$212,630	$(3,576)	(1.7)%
Land sales operations	(151,649)	(172,581)	20,932	(12.1)

Real estate property net operating income	$57,405	$40,049	$17,356	43.3%

Land sales at Bridgeland, which began in the first quarter of 2006 were partially offset by decreased sales at our other developments. The increase in real estate property net operating income and in real estate property net operating income as a percent of land sales is primarily due to reduced land sales operations. These costs decreased during the current quarter as we sold more developed lots which have a higher profit margin than lots which were finished at the time of the TRC Merger as discussed above.
Certain Significant Consolidated Revenues and Expenses

	Six Months Ended
	June 30,
	2006	2005	$ Change	% Change
		(Dollars in thousands)
Revenues:
Tenant rents	$1,261,789	$1,201,911	$59,878	5.0%
Land sales	170,255	175,407	(5,152)	(2.9)
Management and other fees	53,362	41,135	12,227	29.7

Expenses:
Property operating expenses	419,180	422,816	(3,636)	(0.9)
Land sales operations	123,699	147,991	(24,292)	(16.4)
Property management and other costs	91,945	77,892	14,053	18.0
Depreciation and amortization	343,718	333,626	10,092	3.0
Interest expense	557,404	489,803	67,601	13.8
Provision for income taxes	40,894	14,093	26,801	190.2
Increases and decreases in certain significant consolidated revenues and expenses for the six months ended June 30, 2006 and 2005 are consistent with the changes noted in the discussion of Results of Operations for the Three Months Ended June 30, 2006 and 2005 except as noted below.
The increase in the provision for income taxes is primarily attributable to the increases in operating margins in our Master Planned Communities segment, increases in management and other fees as discussed above and a non-recurring reduction in a valuation allowance which reduced the provision in 2005. Cash requirements to meet federal income tax requirements are likely to increase in future years as we exhaust certain net loss carry forwards of certain TRS entities and as certain master planned community developments are completed. Such increases could be significant.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows from Operating Activities
Net cash provided by operating activities was $338.3 million for the six months ended June 30, 2006 compared to $356.8 million for the six months ended June 30, 2005. The decrease in net cash provided by operating activities is primarily attributable to the decrease in earnings (primarily due to a significant increase in net interest expense) and an increase in land development and acquisition expenditures. These decreases were partially offset by increases in working capital, including receipt of approximately $36 million in deposits on future transactions.
Cash requirements to meet current federal income tax requirements are likely to increase in future years as we exhaust certain net loss carry forwards of certain TRS entities and as certain master planned community developments are completed. Such increases could be significant.
Cash Flows from Investing Activities
Net cash used in investing activities was $180.6 million for the six months ended June 30, 2006 compared to $95.4 million for the six months ended June 30, 2005. The effect of increased development expenditures and reduced loans from affiliates were partially offset by distributions from our unconsolidated joint ventures.
As of June 30, 2006, we had 24 major approved redevelopment projects underway (each with budgeted projected expenditures, at our ownership share, in excess of $10 million), seven new retail center development projects under construction and eight potential new retail or mixed-use developments. Total projected expenditures (including our share of the Unconsolidated Real Estate Affiliates) for such development activities are currently expected to be approximately $450 to $800 million per year through 2009.
Cash Flows from Financing Activities
Net cash used in financing activities was $185.1 million for the six months ended June 30, 2006 compared to $250.4 million for the six months ended June 30, 2005. The decrease was primarily due to cash used for preferred stock redemptions in 2005, partially offset by higher deferred finance costs which were primarily related to the February 2006 refinancing activity and common stock repurchases in 2006.

Our consolidated debt and our pro rata share of the debt of our Unconsolidated Real Estate Affiliates, after giving effect to interest rate swap agreements, were as follows:

	June 30,	December 31,
(In millions)	2006	2005
Consolidated:
Fixed-rate debt	$15,777	$14,789
Variable-rate debt:
Corporate and other unsecured	4,198	4,875
Other variable-rate debt	720	755

Total variable-rate debt	4,918	5,630

Total consolidated	$20,695	$20,419

Weighted-average interest rate	5.78%	5.64%

Unconsolidated:
Fixed-rate debt	$2,862	$2,788
Variable-rate debt	544	455

Total Unconsolidated Real Estate Affiliates	$3,406	$3,243

Weighted-average interest rate	5.64%	5.56%
In February 2006, we entered into several debt agreements. The proceeds of these transactions were used to reduce the approximately $5.3 billion outstanding under the 2004 Credit Facility, which was entered into to fund the cash portion of the TRC Merger consideration and, with other cash and financing sources, fund other costs of the merger transaction.
On February 24, 2006, we amended the 2004 Credit Facility and entered into a Second Amended and Restated Credit Agreement (the “2006 Credit Facility”). The 2006 Credit Facility provides for a $2.85 billion term loan (the “Term Loan”) and a $650 million revolving credit facility. As of June 30, 2006, $649 million is available to be drawn on the revolving credit facility.
The 2006 Credit Facility has a four year term, with a one year extension option. The interest rate ranges from LIBOR plus 1.15% to LIBOR plus 1.5%, depending on our leverage ratio and assuming we maintain our election to have these loans designated as Eurodollar loans. The current interest rate is LIBOR plus 1.25%. Quarterly principal payments on the Term Loan of $12.5 million begin March 31, 2007, with the balance due at maturity.
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
Concurrently with the 2006 Credit Facility transaction and as described below, we also entered into a $1.4 billion term loan (the “Short Term Loan”) and issued $200 million of trust preferred securities (the “TRUPS”) through GGP Capital Trust I and TRCLP entered into a $500 million term loan (the “Bridge Loan”). All of these arrangements are subject to customary affirmative and negative covenants and events of default.
The interest rate on the Short Term Loan is the same as on the 2006 Credit Facility (currently LIBOR plus 1.25%). An $800 million principal payment is due under the Short Term Loan on August 14, 2006, with the remaining balance due on December 31, 2006. We are required to apply the net proceeds of the refinancing of Ala Moana Center, which is expected in August 2006, toward repayment of the Short Term Loan.
In August 2006, we expect to close various finance transactions on our Consolidated and Unconsolidated Properties. The proceeds of these expected transactions will be used to fully repay the GGP MPTC (which includes Ala Moana) and approximately $1 billion on the Short Term Loan, as described above. The proposed financing (including our share of the Unconsolidated Properties), substantially all of which is expected to be individual non-recourse secured property level mortgage debt, is expected to have a weighted average interest rate of approximately 5.7%, which is approximately 50 basis points lower than the weighted average rate on the currently outstanding debt. The proposed financing will also convert approximately $1.5 billion of Consolidated and $100 million of Unconsolidated (at our share) variable rate debt to fixed rate debt. Following the anticipated refinancing, our consolidated debt portfolio, after giving effect to interest rate swaps, is expected to include $17.3 billion of fixed rate debt and $3.4 billion of variable rate debt.
In addition to these August transactions, we are in the process of finalizing additional refinancing transactions which will allow for the full replacement of the Short Term Loan with long term fixed rate mortgage debt by the end of September 2006. As such transactions have not yet been fully negotiated or committed, there can be no assurance that these additional replacement loans can be completed on satisfactory terms by the end of September.
The Bridge Loan bore interest at LIBOR plus 1.3% until May 24, 2006 and at LIBOR plus 1.55% thereafter and was scheduled to be due August 24, 2006. However, on May 5, 2006, we fully repaid the Bridge Loan with a portion of the proceeds obtained from the sale of bonds issued by TRCLP. A total of $800 million of senior unsecured notes were issued, providing for semi-annual payments (commencing November 1, 2006) of interest only at a rate per annum of 6.75% and payment of the principal in full on May 1, 2013.
As mentioned above, GGP Capital Trust I, a Delaware statutory trust (the “Trust”) and a wholly—owned subsidiary of GGPLP, completed a private placement of $200 million of TRUPS. The Trust also issued $6.2 million of Common Securities to GGPLP. The Trust used the proceeds from the sale of the Preferred and Common Securities to purchase $206.2 million of floating rate Junior Subordinated Notes of GGPLP due 2036. The TRUPS require distributions equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date of original issuance. The Preferred Securities mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of the Junior Subordinated Notes. The Junior Subordinated Notes bear interest at LIBOR plus 1.45%.
Contractual Cash Obligations and Commitments
The following table aggregates the future maturities of our long-term debt (excluding mark-to market adjustments) as of June 30, 2006.

(In thousands)
2006	$2,066,508
2007	1,413,874
2008	2,166,731
2009	3,026,342
2010	6,662,417
Subsequent	5,230,674

Total	$20,566,546

There have been no significant changes in the other cash obligations as disclosed in our 2005 Annual Report on Form 10-K.
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
TRC acquired various assets, including Summerlin, a master planned community in suburban Las Vegas, Nevada, in the acquisition of The Hughes Corporation (“Hughes”) in 1996. In connection with the acquisition of Hughes, TRC entered into a Contingent Stock Agreement (“CSA”) for the benefit of the former Hughes owners or their successors (“beneficiaries”). Under the terms of the CSA, shares of TRC common stock were issuable to the beneficiaries based on the appraised values of defined asset groups, including Summerlin, at specified termination dates through 2009 and/or cash flows from the development and/or sale of those assets prior to the termination dates. We assumed TRC’s obligation under the CSA to deliver shares of our common stock twice a year to beneficiaries under the CSA. The amount of shares is based upon a formula set forth in the CSA and upon our stock price. Such issuances could be dilutive to our existing stockholders if the delivery obligation is satisfied by the issuance of new shares rather than from treasury stock or shares purchased on the open market. We account for the beneficiaries’ share of earnings from the assets as an operating expense. We will account for any distributions to the beneficiaries in 2009, which could be significant, in connection with a valuation related to assets that we own as of such date as additional investments in the related assets (that is, contingent consideration). A total of 755,828 shares of our common stock (including 668,333 shares issued from treasury stock) were delivered to the beneficiaries in February 2006 pursuant to the CSA.
We anticipate that our operating cash flow and potential new debt or equity from additional borrowings on the revolver, future offerings, new financings or refinancings will provide adequate liquidity to conduct our operations; fund development expenditures and other commitments, general and administrative expenses, operating costs, and principal and interest payments; and allow distributions to our stockholders in accordance with the REIT requirements of the Internal Revenue Code.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our outstanding debt and our share of the debt of our Unconsolidated Real Estate Affiliates as of June 30, 2006 were as follows:

(In millions)	Consolidated	Unconsolidated
Variable rate:
Subject to interest rate swaps	$570	$125
Not subject to interest rate swaps	4,918	544

Total	5,488	669
Fixed rate	15,207	2,737

Total	$20,695	$3,406

A 25 basis point increase or decrease in the interest rate on the variable-rate debt not subject to interest rate swaps would increase or decrease annual interest expense and operating cash flows on our consolidated debt by approximately $12 million and on our unconsolidated debt (at our share) by approximately $1 million.
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
Subsequent to the filing of our Annual Report, our management has taken a number of remediation actions to address these material weaknesses in our system of internal controls including hiring additional professional staff, incremental employee technical training and further formalizing and evaluating our controls and processes. We are continuing to implement changes and will assess the operating effectiveness of these changes prior to concluding that our remediation efforts are complete. Although our remediation efforts are not yet finished, management is committed to remediate the material weaknesses as expeditiously as possible and believes they will be remediated before completion of our 2006 Annual Report on Form 10-K.
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
ITEM 1A. RISK FACTORS
There have been no significant changes in the Risk Factors described in our 2005 Annual Report on Form 10-K.
ITEM 2. UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities (1)

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares that
			as Part of	May Yet be
	Total	Average	Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid	Plans or	Plans or
Period	Purchased	per Share	Programs	Programs
May 11 - 31, 2006	818,500	$44.13	818,500	$163,880,427
June 8 - 28, 2006	397,700	43.36	397,700	146,636,772

Total	1,216,200	$43.88	1,216,200	$146,636,772

(1)	On August 3, 2005, we announced that our Board of Directors had authorized, effective immediately, a $200 million per fiscal year common stock repurchase program. Stock repurchases under this program are made through open market or privately negotiated transactions through 2009, unless the program is earlier terminated. The repurchase program gives us the ability to acquire some or all of the shares of common stock to be issued upon the exercise of certain employee stock options and pursuant to the CSA.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company’s Annual Meeting of Stockholders held on May 16, 2006, the stockholders voted on the matters listed below. A total of 241,015,206 shares were eligible to vote on each matter presented at the Annual Meeting.

		Number of
Matter		Shares For	Withheld

1.	(a) Election of Adam Metz	214,189,701	1,752,988
	(b) Election of Robert Michaels	211,046,653	4,896,036
	(c) Election of Thomas Nolan	209,729,245	6,213,444
	(d) Election of John Riordan	209,224,640	6,718,049
Matthew Bucksbaum, John Bucksbaum, Alan Cohen, Anthony Downs, Bernard Freibaum and Beth Stewart all continue as directors of the Company.

		Number of	Number
	Number of	Shares	of Shares	Broker Non
Matter	Shares For	Against	Abstain	-Votes

2. Amendment to the Company’s 2003 Incentive Stock Plan to provide for an annual award of 1,500 shares of restricted stock to non-employee directors (in lieu of an annual grant of stock options) and to permit all issuances under the plan to be effected electronically	189,179,515	5,792,984	268,171	20,702,019

		Number of	Number
	Number of	Shares	of Shares	Broker Non
Matter	Shares For	Against	Abstain	-Votes

3. Ratification of the selection of Deloitte & Touche LLP as the Company’s independent auditors for the year ending December 31, 2006	215,265,538	525,091	152,058	0

ITEM 5. OTHER INFORMATION
The following is Unaudited consolidated financial information for our subsidiary, TRCLP, as of June 30, 2006 and December 31, 2005 and for the six months ended June 30, 2006 and 2005, as discussed in Note 4 to the accompanying Consolidated Financial Statements.
TRCLP

	June 30,	December 31,
	2006	2005
	(In thousands)
Assets
Investment in real estate:
Land	$1,326,677	$1,263,288
Buildings and equipment	8,412,890	8,370,635
Less accumulated depreciation	(521,376)	(357,859)
Developments in progress	217,390	203,027

Net property and equipment	9,435,581	9,479,091
Investment in and loans to/from Unconsolidated Real Estate Affiliates	1,171,876	1,192,976
Investment land and land held for development and sale	1,683,569	1,651,063

Net investment in real estate	12,291,026	12,323,130
Cash and cash equivalents	40,962	73,374
Accounts and notes receivable, net	81,062	88,142
Insurance recovery receivable	52,082	63,382
Goodwill	361,897	420,624
Deferred expenses, net	68,308	51,607
Prepaid expenses and other assets	719,927	814,872

Total assets	$13,615,264	$13,835,131

Liabilities and Partners’ Capital
Mortgage notes and other property debt payable	$7,437,545	$6,503,073
Deferred tax liabilities	1,249,086	1,286,576
Accounts payable, accrued expenses and other liabilities	580,526	591,679

Total liabilities	9,267,157	8,381,328

Commitments and contingencies	—	—

Partners’ capital:
Partners’ capital	7,181,096	7,191,001
Accumulated other comprehensive income	1,275	877

Total partners’ capital, before receivable from General Growth Properties, Inc.	7,182,371	7,191,878
Receivable from General Growth Properties, Inc.	(2,834,264)	(1,738,075)

Total partners’ capital	4,348,107	5,453,803

Total liabilities and partners’ capital	$13,615,264	$13,835,131

TRCLP

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)
Revenues:
Minimum rents	$322,928	$298,386
Tenant recoveries	137,634	134,784
Overage rents	6,536	6,147
Land sales	170,255	175,407
Management and other fees	9,908	5,918
Other	24,375	21,884

Total revenues	671,636	642,526

Expenses:
Real estate taxes	42,161	39,106
Repairs and maintenance	38,855	38,394
Marketing	4,840	5,992
Other property operating costs	74,158	88,697
Land sales operations	123,699	147,991
Provision for doubtful accounts	8,204	4,264
Property management and other costs	38,618	18,935
Depreciation and amortization	163,252	160,119

Total expenses	493,787	503,498

Operating income	177,849	139,028

Interest income	2,326	2,865
Interest expense	(164,275)	(118,385)
Income before income taxes, minority interest and equity in income of unconsolidated real estate affiliates	15,900	23,508
Provision for income taxes	(35,315)	(19,473)
Minority interest	(3,540)	(1,987)
Equity in income of unconsolidated real estate affiliates	13,060	9,238

Income (loss) from continuing operations	(9,895)	11,286
Income from discontinued operations	—	4,058

Net income (loss)	$(9,895)	$15,344

Comprehensive income (loss), net:
Net income (loss)	$(9,895)	$15,344
Other comprehensive income:
Net unrealized gains (losses) on financial instruments	(870)	374
Unrealized gains on available-for-sale securities	1,268	90

Comprehensive income (loss), net	$(9,497)	$15,808

TRCLP

	Six Months Ended
	June 30,
	2006	2005
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(9,895)	$15,344
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including discontinued operations	165,074	163,418
Equity in income of unconsolidated real estate affiliates	(13,060)	(9,238)
Operating distributions received from unconsolidated real estate affiliates	6,626	9,238
Losses (gains) on extinguishment of debt	(3,143)	238
Participation expense pursuant to Contingent Stock Agreement	48,331	51,687
Land development and acquisition expenditures	(95,281)	(59,610)
Cost of land sales	61,630	84,287
Provision for doubtful accounts, including discontinued operations	8,204	4,261
Debt assumed by purchasers of land	(4,698)	(4,133)
Proceeds from the sale of marketable securities	4,307	5,699
Straight-line rent amortization	(13,212)	(9,559)
Above and below market tenant lease amortization	(4,798)	(1,031)
Other intangible amortization	2,919	5,819
Amortization of debt market rate adjustment	(15,944)	(25,945)
Net changes:
Accounts and notes receivable	7,427	(8,870)
Other assets	10,348	20,945
Accounts payable, accrued expenses, and income taxes	26,343	244
Other, net	3,459	163

Net cash provided by operating activities	184,637	242,957

Cash flows from investing activities:
Acquisition/development of real estate and property additions/improvements	(59,114)	(82,302)
Proceeds from sale of property	6,208	—
Increase in investments in unconsolidated real estate affiliates	(6,309)	(9,672)
Distributions received from unconsolidated real estate affiliates in excess of income	22,207	24,345
Change in restricted cash	(9,899)	121
Insurance recoveries	13,400	—
Other, net	4,847	3,755

Net cash used in investing activities	(28,660)	(63,753)

Cash flows from financing activities:
Proceeds from issuance of mortgage notes and other property debt payable	1,743,000	1,415,037
Principal payments on mortgage notes and other property debt payable	(787,202)	(724,886)
Deferred financing costs	(12,293)	(2,150)
Advances to General Growth Properties, Inc.	(1,131,538)	(855,402)
Other, net	(356)	(5,728)

Net cash used in financing activities	(188,389)	(173,129)

Net change in cash and cash equivalents	(32,412)	6,075
Cash and cash equivalents at beginning of period	73,374	30,196

Cash and cash equivalents at end of period	$40,962	$36,271

Supplemental disclosure of cash flow information:
Interest paid	$194,500	$116,725
Interest capitalized	21,073	25,309
Income taxes paid	10,276	6,530

MANAGEMENT’S DISCUSSION OF TRCLP OPERATIONS AND LIQUIDITY
Revenues
Tenant rents (which includes minimum rents, tenant recoveries, and overage rents) increased in 2006 primarily due to increased rents of $9.0 million from The Shops at La Cantera which opened in September 2005. In addition, tenant rents increased at various properties due to increased occupancy and rental rates as compared to 2005. Lease termination income increased approximately $3.1 million from 2005. Such amounts are normally negotiated based on amounts remaining to be collected on the terminated leases. As a result, lease termination income represents an acceleration, rather than an increase, in revenues collected on such leases. Recoverable expenses at various properties also increased in 2006 due to higher occupancy and property operating expenses. Management and other fees increased in 2006 primarily due to higher development fees. These increases in revenue were partially offset by a $5.2 million decrease in land sales due to decreased sales at our Summerlin and Columbia developments in the second quarter of 2006.
Operating expenses
Real estate taxes increased $3.1 million in 2006 due to increased property taxes at certain properties, including The Shops at La Cantera. Property operating costs decreased and property management and other costs increased primarily as a result of lower allocations of costs to our operating properties in 2006. Real estate taxes, repairs and maintenance and other property operating expenses are generally recoverable from tenants and the increases in these expenses are generally consistent with the increases in tenant recovery revenues. The provision for doubtful accounts increased $3.9 million in 2006 which is primarily due to Riverwalk Marketplace and Oakwood Center, which were damaged in the third quarter of 2005 (Note 5). Although land sale revenues and sales pace declined in the second quarter of 2006 as compared to 2005, year-to-date 2006 land sale revenues are comparable to the prior year and we expect the full year land sale revenues to exceed 2005 based upon anticipated sales and executed, but not yet closed, contracts. Depreciation and amortization increased primarily as a result of redevelopments and the opening of The Shops at La Cantera.
Net income (loss)
Interest expense increased as a result of higher interest rates and higher outstanding debt balances. The increase in the provision for income taxes is primarily attributable to the increases in the margins at the master planned communities.
Cash position at June 30, 2006
TRCLP’s cash and cash equivalents decreased $32.4 million to $41.0 million as of June 30, 2006 as compared to December 31, 2005. The cash position of TRCLP is largely determined at any point in time by the relative short-term demands for cash by TRCLP and General Growth, TRCLP’s parent. Advances to General Growth by TRCLP increased in 2006, which is primarily due to $800.0 million from the sale of bonds by TRCLP. TRCLP expects to remain current with respect to its debt obligations and be able to access additional funds as required from General Growth.

ITEM 6. EXHIBITS
10.1	General Growth Properties, Inc. 2003 Incentive Stock Plan, as amended.

10.2	Form of Employee Restricted Stock Agreement pursuant to the 2003 Incentive Stock Plan.

10.3	Form of Non-Employee Director Restricted Stock Agreement pursuant to the 2003 Incentive Stock Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of June 30, 2006. The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL GROWTH PROPERTIES, INC. (Registrant)

Date: August 9, 2006	by:	/s/: Bernard Freibaum

Bernard Freibaum
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Accounting Officer)

EXHIBIT INDEX
10.1	General Growth Properties, Inc. 2003 Incentive Stock Plan, as amended.

10.2	Form of Employee Restricted Stock Agreement pursuant to the 2003 Incentive Stock Plan.

10.3	Form of Non-Employee Director Restricted Stock Agreement pursuant to the 2003 Incentive Stock Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of June 30, 2006. The registrant agrees to furnish a copy of such agreements to the SEC upon request.