Form 10-Q
period 2006-09-30
GENERAL GROWTH PROPERTIES INC
filed 2006-11-08
CIK 895648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2006
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
YES ☐            NO ☑
The number of shares of Common Stock, $.01 par value, outstanding on November 3, 2006 was 241,527,741.

GENERAL GROWTH PROPERTIES, INC.

PART I. FINANCIAL INFORMATION
ITEM 1. CONSOLIDATED FINANCIAL STATEMENTS
GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
 (UNAUDITED)
(Dollars in thousands)

	September 30,	December 31,
	2006	2005
Assets
Investment in real estate:
Land	$2,931,065	$2,826,766
Buildings and equipment	19,181,701	18,739,445
Less accumulated depreciation	(2,603,130)	(2,104,956)
Developments in progress	619,371	369,520

Net property and equipment	20,129,007	19,830,775
Investment in and loans to/from Unconsolidated Real Estate Affiliates	1,321,891	1,818,097
Investment land and land held for development and sale	1,705,852	1,651,063

Net investment in real estate	23,156,750	23,299,935
Cash and cash equivalents	79,560	102,791
Accounts and notes receivable, net	309,629	293,351
Insurance recovery receivables	18,409	63,382
Goodwill	361,897	420,624
Deferred expenses, net	251,191	209,825
Prepaid expenses and other assets	818,992	917,111

Total assets	$24,996,428	$25,307,019

Liabilities and Stockholders’ Equity
Mortgage notes and other property debt payable	$20,448,902	$20,418,875
Deferred tax liabilities	1,267,302	1,286,576
Accounts payable and accrued expenses	1,032,698	1,032,414

Total liabilities	22,748,902	22,737,865

Minority interests:
Preferred	202,229	205,944
Common	361,840	430,292

Total minority interests	564,069	636,236

Commitments and contingencies	—	—

Preferred stock: $100 par value; 5,000,000 shares authorized; none issued and outstanding	—	—

Stockholders’ equity:
Common stock: $.01 par value; 875,000,000 shares authorized; 241,482,806 and 239,865,045 shares issued as of September 30,2006 and December 31,2005, respectively	2,415	2,399
Additional paid-in capital	2,519,639	2,469,262
Retained earnings (accumulated deficit)	(824,894)	(518,555)
Unearned compensation-restricted stock	(2,569)	(280)
Accumulated other comprehensive income	12,073	10,454
Less common stock in treasury, 507,409 shares at September 30, 2006 and 668,396 shares at December 31,2005, at cost	(23,207)	(30,362)

Total stockholders’ equity	1,683,457	1,932,918

Total liabilities and stockholders’ equity	$24,996,428	$25,307,019

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
 (UNAUDITED)
(Dollars in thousands, except for per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Minimum rents	$431,852	$421,495	$1,294,635	$1,231,992
Tenant recoveries	199,494	184,958	575,670	553,060
Overage rents	14,744	13,185	37,573	36,497
Land sales	47,768	79,457	218,023	254,864
Management and other fees	26,768	25,070	80,130	66,206
Other	25,405	21,678	78,427	67,909

Total revenues	746,031	745,843	2,284,458	2,210,528

Expenses:
Real estate taxes	57,227	49,397	166,742	155,011
Repairs and maintenance	49,122	47,234	144,939	141,483
Marketing	10,806	14,905	34,475	43,255
Other property operating expenses	105,231	99,502	282,092	285,744
Land sales operations	36,360	60,558	160,059	208,549
Provision for doubtful accounts	3,762	5,806	17,081	14,167
Property management and other costs	44,522	30,011	136,466	107,903
General and administrative	5,022	3,559	11,712	10,005
Depreciation and amortization	168,624	173,472	512,342	507,098

Total expenses	480,676	484,444	1,465,908	1,473,215

Operating income	265,355	261,399	818,550	737,313

Interest income	4,027	2,844	8,717	7,288
Interest expense	(284,273)	(271,220)	(841,677)	(761,022)

Loss before income taxes, minority interest and equity in income of unconsolidated affiliates	(14,891)	(6,977)	(14,410)	(16,421)
Provision for income taxes	(11,225)	(14,864)	(52,120)	(28,958)
Minority interest	(4,181)	(3,596)	(16,043)	(23,973)
Equity in income of unconsolidated affiliates	22,136	16,916	71,613	73,251

Income (loss) from continuing operations	(8,161)	(8,521)	(10,960)	3,899
Income from discontinued operations, net of minority interest	—	1,687	—	4,984

Net income (loss)	$(8,161)	$(6,834)	$(10,960)	$8,883

Basic Earnings Per Share:
Continuing operations	$(0.03)	$(0.04)	$(0.05)	$0.02
Discontinued operations	—	0.01	—	0.02

Total basic earnings (loss) per share	$(0.03)	$(0.03)	$(0.05)	$0.04

Diluted Earnings Per Share:
Continuing operations	$(0.03)	$(0.04)	$(0.05)	$0.02
Discontinued operations	—	0.01	—	0.02

Total diluted earnings (loss) per share	$(0.03)	$(0.03)	$(0.05)	$0.04

Dividends Declared Per Share	$0.41	$0.36	$1.23	$1.08

Comprehensive Income (Loss), Net:
Net income (loss)	$(8,161)	$(6,834)	$(10,960)	$8,883
Other comprehensive income, net of minority interest:
Net unrealized gains (losses) on financial instruments	(3,440)	3,863	(2,104)	8,634
Minimum pension liability adjustment	231	1	48	(181)
Foreign currency translation	(227)	3,835	3,928	7,273
Unrealized gains (losses) on available-for-sale securities	(458)	(29)	(253)	193

Total other comprehensive income, net of minority interest	(3,894)	7,670	1,619	15,919

Comprehensive income (loss), net	$(12,055)	$836	$(9,341)	$24,802

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
 (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(10,960)	$8,883
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interest, including discontinued operations	16,043	25,121
Equity in income of unconsolidated affiliates	(71,613)	(73,251)
Provision for doubtful accounts, including discontinued operations	17,081	14,164
Distributions received from unconsolidated affiliates	59,844	74,117
Depreciation, including discontinued operations	492,932	497,973
Amortization, including discontinued operations	32,014	20,533
Amortization of debt market rate adjustment	(24,785)	(36,860)
Participation expense pursuant to Contingent Stock Agreement	59,197	75,555
Land development and acquisition expenditures	(144,365)	(96,056)
Cost of land sales	78,827	114,162
Debt assumed by purchasers of land	(5,032)	(5,293)
Proceeds from the sale of marketable securities	4,477	9,088
Straight-line rent amortization	(36,763)	(41,640)
Above and below market tenant lease amortization, including discontinued operations	(29,221)	(25,349)
Other intangible amortization	4,975	8,316
Net changes:
Accounts and notes receivable	(7,140)	1,671
Prepaid expenses and other assets	(2,879)	(136,879)
Deferred expenses	(36,690)	(11,437)
Accounts payable, accrued expenses and income taxes	51,025	71,338
Other, net	5,331	(1,141)

Net cash provided by operating activities	452,298	493,015

Cash flows from investing activities:
Acquisition/development of real estate and property additions/improvements	(410,405)	(359,639)
Proceeds from sale of property	6,234	—
Increase in investments in unconsolidated affiliates	(206,830)	(102,827)
(Increase) decrease in restricted cash	10,499	(17,634)
Insurance recoveries	25,784	5,000
Distributions received from unconsolidated affiliates in excess of income	618,406	140,013
Loans from unconsolidated affiliates, net	37,517	126,500
Other, net	4,822	16,363

Net cash provided by (used in) investing activities	86,027	(192,224)

Cash flows from financing activities:
Cash distributions paid to common stockholders	(295,377)	(255,812)
Cash distributions paid to holders of Common Units	(65,182)	(58,858)
Cash distributions paid to holders of perpetual and convertible preferred units	(13,039)	(22,897)
Proceeds from issuance of common stock, including from common stock plans	19,822	111,721
Redemption of preferred minority interests	—	(183,000)
Purchase of treasury stock	(69,691)	(99,580)
Proceeds from issuance of mortgage notes and other property debt payable	8,979,900	3,625,537
Principal payments on mortgage notes and other property debt payable	(9,077,593)	(3,408,986)
Deferred financing costs	(37,840)	(22,162)
Other, net	(2,556)	(5,597)

Net cash used in financing activities	(561,556)	(319,634)

Net change in cash and cash equivalents	(23,231)	(18,843)
Cash and cash equivalents at beginning of period	102,791	39,581

Cash and cash equivalents at end of period	$79,560	$20,738

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS-CONTINUED
(UNAUDITED)
(Dollars in thousands)

	Nine Months Ended
	September 30,
	2006	2005
Supplemental disclosure of cash flow information:
Interest paid	$864,766	$771,891
Interest capitalized	40,182	41,795
Taxes paid	31,476	13,422

Non-cash investing and financing activities:
Common stock issued pursuant to Contingent Stock Agreement	$81,730	$59,055
Common stock issued in exchange for Operating Partnership Units	3,871	20,796
Common stock issued in exchange for convertible preferred units	3,833	13,368
Acquisition of joint venture partner are of GGP Ivanhoe IV, Inc.:
Total assets	169,415	—
Total liabilities	169,415	—
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
General
General Growth Properties, Inc. (“General Growth”), a Delaware corporation, is a self-administered and self-managed real estate investment trust, referred to as a “REIT.” General Growth was organized in 1986 and through its subsidiaries and affiliates owns, operates, manages, leases, acquires, develops, expands and finances operating properties located primarily throughout the United States. General Growth also develops and sells land for residential, commercial and other uses, primarily in master planned communities. The operating properties consist of retail centers, office and industrial buildings and mixed-use and other properties. Land development and sales operations are predominantly related to large-scale, long-term community development projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas. In these notes, the terms “we,” “us” and “our” refer to General Growth and its subsidiaries (the “Company”).
Substantially all of our business is conducted through GGP Limited Partnership (the “Operating Partnership” or “GGPLP”). As of September 30, 2006, ownership of the Operating Partnership was as follows:

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

•    General Growth Management, Inc. (“GGMI”), a TRS, manages, leases, and performs various other services for some of our Unconsolidated Real Estate Affiliates (as defined below) and, as of September 30, 2006, approximately 30 properties owned by unaffiliated third parties. Effective July 1, 2006, GGMI also performs marketing and strategic partnership services for all of our Consolidated Properties.
In this report, we refer to our ownership interests in majority-owned or controlled properties as “Consolidated Properties”, to joint ventures in which we own a non-controlling interest as “Unconsolidated Real Estate Affiliates” and the properties owned by such joint ventures as the “Unconsolidated Properties.” Our “Company Portfolio” includes both our Consolidated Properties and our Unconsolidated Properties.
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
In the opinion of management, all adjustments (consisting of normal recurring adjustments, unless otherwise noted) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results for the interim periods ended September 30, 2006 are not necessarily indicative of the results to be obtained for the full fiscal year.
Earnings Per Share (“EPS”)
Information related to our EPS calculations is summarized as follows:

	Three Months Ended September 30,
	2006		2005
	Basic	Diluted	Basic	Diluted
(In thousands)
Numerators:
(Loss) from continuing operations	$(8,161)	$(8,161)	$(8,521)	$(8,521)
Discontinued operations, net of minority interest	—	—	1,687	1,687

Net (loss)	$(8,161)	$(8,161)	$(6,834)	$(6,834)

Denominators:
Weighted average number of common shares outstanding — basic	241,150	241,150	238,218	238,218
Effect of dilutive securities — options	—	—	—	—

Weighted average number of common shares outstanding — diluted	241,150	241,150	238,218	238,218

	Nine Months Ended September 30,
	2006		2005
	Basic	Diluted	Basic	Diluted
(In thousands)
Numerators:
Income (loss) from continuing operations	$(10,960)	$(10,960)	$3,899	$3,899
Discontinued operations, net of minority interest	—	—	4,984	4,984

Net income (loss)	$(10,960)	$(10,960)	$8,883	$8,883

Denominators:
Weighted average number of common shares outstanding — basic	241,034	241,034	237,299	237,299
Effect of dilutive securities — options	—	—	—	779

Weighted average number of common shares outstanding — diluted	241,034	241,034	237,299	238,078

Diluted EPS excludes options where the exercise price was higher than the average market price of our common stock and, therefore, the effect would be anti-dilutive and options for which the conditions which must be satisfied prior to the issuance of any such shares were not achieved. For the three and nine months ended September 30, 2006 and the three months ended September 30, 2005, all outstanding options are anti-dilutive as we reported losses. Such excluded options totaled 4.1 million shares for the three and nine months ended September 30, 2006, 2.0 million shares for the three months ended September 30, 2005 and 1.0 million shares for the nine months ended September 30, 2005. Outstanding Common Units have also been excluded from the diluted EPS calculation because there would be no effect on EPS as the minority interests’ share of income would also be added back to net income.
Revenue Recognition and Related Matters
Straight-line rents receivable, which represent the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases, of $162.0 million as of September 30, 2006 and $123.5 million as of December 31, 2005 are included in accounts receivable, net in the accompanying Consolidated Balance Sheets. Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates and accretion of above and below-market leases on acquired properties.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
(In thousands)
Termination income	$1,840	$1,846	$20,595	$11,075
Accretion of above and below-market leases, net	9,375	11,108	29,221	25,635
Management fees primarily represent management and leasing fees, financing fees and fees for other ancillary services performed for the benefit of certain of the Unconsolidated Real Estate Affiliates and for properties owned by third parties. Fees charged to the Unconsolidated Properties totaled approximately $26.4 million for the three months ended September 30, 2006, $17.6 million for the three months ended September 30, 2005, $75.5 million for the nine months ended September 30, 2006 and $47.0 million for the nine months ended September 30, 2005. Such fees are recognized as revenue when earned.
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
We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our Consolidated Financial Statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Because we had previously adopted SFAS 123, the impact of the adoption of SFAS 123(R) was not significant to our Consolidated Financial Statements. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Under SFAS 123, we did not estimate forfeitures for options issued pursuant to our Incentive Stock Plans. The cumulative effect of estimating forfeitures for these plans decreased compensation expense by approximately $150 thousand and has been reflected in our Consolidated Statements of Income and Comprehensive Income in the nine months ended September 30, 2006.
Prior to the adoption of SFAS 123 in the second quarter of 2002, we accounted for stock–based awards using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, compensation cost is recognized for common stock awards or stock options only if the quoted market price of the stock as of the grant date (or other measurement date, if later) is greater than the amount the grantee must pay to acquire the stock. Because the exercise price of stock options and the fair value of restricted stock grants equaled the fair market value of the underlying stock at the date of grant, no compensation expense related to grants issued under the 1993 Stock Incentive Plan was recognized. As a result of the cash settlement option available for threshold–vesting stock options (“TSOs”) issued prior to 2004, compensation expense equal to the change in the market price of our stock at the end of each reporting period continues to be recognized for all such unexercised TSOs.
On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. FAS 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share–Based Payment Awards.” The transition methods include procedures to establish the beginning balance of the additional paid–in capital pool (“APIC pool”) related to the tax effects of employee stock–based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock–based compensation awards that are outstanding upon adoption of SFAS 123(R). Although we must adopt a transition method by January 1, 2007, we are still assessing the impact of such adoption.
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
Reclassifications and Corrections
Certain amounts in the 2005 Consolidated Financial Statements, including discontinued operations (Note 6), have been reclassified to conform to the current year presentation. During the first quarter of 2006, we made a correction to the purchase price allocation of TRCLP that was recorded in our 2005 Consolidated Financial Statements. Such correction reduced deferred tax liabilities by approximately $58.7 million with a corresponding reduction to goodwill and had no impact on earnings or cash flows for the year ended December 31, 2005 or the three and nine months ended September 30, 2006. Additionally, we reclassified approximately $65 million of below-market ground leases to owned land in the second quarter of 2006. This amount had previously been included in prepaid expenses and other assets in our Consolidated Balance Sheets. This reclassification had no impact on the recorded goodwill in the acquisition. As a result of this change and the corresponding revision of previously recorded amortization, there was a decrease in other property operating costs of $1.9 million and an increase in net income of $1.5 million during the quarter ended June 30, 2006. During the second quarter of 2006, we also corrected the amortization period used to amortize the tenant-related intangible assets and liabilities at one of the properties acquired in the TRC Merger. This correction increased depreciation and amortization by $2.4 million and decreased net income by $2.0 million. We believe that the effects of these changes are not material to our Consolidated Financial Statements.
NOTE 2 INTANGIBLES
The following table summarizes our intangible assets and liabilities:

		Accumulated
	Gross Asset	(Amortization)/	Net Carrying
	(Liability)	Accretion	Amount
(In thousands)
As of September 30, 2006
Tenant leases:
In-place value	$667,090	$(279,210)	$387,880
Above-market	106,108	(47,337)	58,771
Below-market	(294,052)	159,811	(134,241)
Ground leases:
Above-market	(16,968)	889	(16,079)
Below-market	293,435	(11,183)	282,252
Real estate tax stabilization agreement	91,879	(7,520)	84,359

As of December 31, 2005
Tenant leases:
In-place value	$664,444	$(176,190)	$488,254
Above-market	106,117	(29,023)	77,094
Below-market	(293,967)	111,697	(182,270)
Ground leases:
Above-market	(16,968)	535	(16,433)
Below-market	358,524	(8,736)	349,788
Real estate tax stabilization agreement	91,879	(4,691)	87,188
Changes in gross asset (liability) balances are the result of the GGP Ivanhoe IV, Inc. acquisition (Note 3) and the ground lease reclassification (Note 1).

Amortization/accretion of these intangible assets and liabilities, and similar assets and liabilities from our Unconsolidated Real Estate Affiliates, decreased operating income by approximately $26.6 million for the three months ended September 30, 2006, $52.2 million for the three months ended September 30, 2005, $87.8 million for the nine months ended September 30, 2006 and $117.7 million for the nine months ended September 30, 2005.
Future amortization/accretion, including our share of such items from Unconsolidated Real Estate Affiliates, is estimated to decrease annual operating income by approximately $120 million in 2006 and 2007, $90 million in 2008, $60 million in 2009, and $40 million in 2010.
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
In certain circumstances, we are obligated (or can elect) to fund debt in excess of our pro rata share of the debt of our Unconsolidated Real Estate Affiliates. Such Retained Debt totaled $170.7 million as of September 30, 2006 and $302.7 million as of December 31, 2005, and has been reflected as a reduction of our Investment in Unconsolidated Real Estate Affiliates.
The significant accounting policies used by the Unconsolidated Real Estate Affiliates are the same as ours.
On April 6, 2006, we acquired our joint venture partner’s 49% interest in GGP Ivanhoe IV, Inc., which owns Eastridge Mall, for approximately $115 million, which was paid with a 5.95% fixed-rate note. This note was repaid, prior to its scheduled maturity of September 2006, in August 2006 in conjunction with the refinancing of the entire property, with a $170 million, 5.79% fixed-rate mortgage note due in 2011. As of April 6, 2006, GGP Ivanhoe IV, Inc. has been consolidated for accounting purposes.

Condensed Combined Financial Information of Unconsolidated Real Estate Affiliates
The following is condensed combined financial information for our Unconsolidated Real Estate Affiliates as of September 30, 2006 and December 31, 2005 and for the three and nine months ended September 30, 2006 and 2005.

	September 30,	December 31,
	2006	2005
(In thousands)
Condensed Combined Balance Sheets — Unconsolidated Real Estate Affiliates
Assets:
Land	$937,731	$919,532
Buildings and equipment	7,751,150	7,658,896
Less accumulated depreciation	(1,532,283)	(1,304,226)
Developments in progress	803,280	425,057

Net property and equipment	7,959,878	7,699,259
Investment in unconsolidated joint ventures	36,493	89,430
Investment land and land held for development and sale	293,350	259,386

Net investment in real estate	8,289,721	8,048,075
Cash and cash equivalents	196,319	194,494
Accounts and notes receivable, net	145,906	161,218
Deferred expenses, net	151,194	148,561
Prepaid expenses and other assets	404,129	259,480

Total assets	$9,187,269	$8,811,828

Liabilities and Owners’ Equity:
Mortgage notes and other property debt payable	$7,707,241	$6,325,118
Accounts payable and accrued expenses	566,070	455,596
Owners’ equity	913,958	2,031,114

Total liabilities and owners’ equity	$9,187,269	$8,811,828

Investment In and Loans To/From Unconsolidated Real Estate Affiliates
Owners’ equity	$913,958	$2,031,114
Less joint venture partners’ equity	(509,544)	(1,188,150)
Capital or basis differences and loans	917,477	975,133

Investment in and loans to/from Unconsolidated Real Estate Affiliates	$1,321,891	$1,818,097

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
(In thousands)
Condensed Combined Statements of Income — Unconsolidated Real Estate Affiliates
Revenues:
Minimum rents	$210,301	$198,332	$628,477	$583,708
Tenant recoveries	95,729	89,814	282,112	264,966
Overage rents	4,998	4,031	12,236	9,793
Land sales	41,053	39,860	114,779	110,761
Management and other fees	15,299	—	19,021	—
Other	35,035	25,107	117,077	93,293

Total revenues	402,415	357,144	1,173,702	1,062,521

Expenses:
Real estate taxes	29,755	28,024	89,595	83,374
Repairs and maintenance	20,923	20,437	63,134	62,064
Marketing	5,665	6,223	18,580	20,052
Other property operating costs	75,103	54,236	228,295	178,955
Land sales operations	26,257	29,410	76,943	65,165
Provision for doubtful accounts	723	3,559	2,705	6,910
Property management and other costs	30,352	14,203	60,929	35,415
General and administrative	2,026	657	4,887	9,114
Depreciation and amortization	65,968	64,328	195,909	190,556

Total expenses	256,772	221,077	740,977	651,605

Operating income	145,643	136,067	432,725	410,916
Interest income	9,710	4,368	21,546	7,773
Interest expense	(90,315)	(80,643)	(258,695)	(221,835)
Benefit (provision) for income taxes	(383)	21	(1,191)	(190)
Equity in income of unconsolidated joint ventures	1,321	1,262	4,473	3,565

Net income	$65,976	$61,075	$198,858	$200,229

Equity In Income of Unconsolidated Real Estate Affiliates
Net income of Unconsolidated Real Estate Affiliates	$65,976	$61,075	$198,858	$200,229
Joint venture partners’ share of income of Unconsolidated Real Estate Affiliates	(35,412)	(31,810)	(106,918)	(103,627)
Amortization of capital or basis differences	(8,428)	(12,349)	(20,327)	(23,351)

Equity in income of unconsolidated affiliates	$22,136	$16,916	$71,613	$73,251

In addition, the following is summarized financial information for certain individually significant Unconsolidated Real Estate Affiliates for the three and nine months ended September 30, 2006 and 2005.

	GGP/Homart
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
(In thousands)
Revenues:
Minimum rents	$58,174	$56,049	$173,757	$168,726
Tenant recoveries	26,013	23,330	74,245	70,312
Overage rents	809	973	2,825	2,642
Other	2,456	2,154	7,063	6,255

Total revenues	87,452	82,506	257,890	247,935

Expenses:
Real estate taxes	7,545	7,673	23,200	22,469
Repairs and maintenance	6,073	6,167	18,679	19,376
Marketing	1,783	2,171	5,783	7,095
Other property operating costs	11,782	8,880	32,844	26,188
Provision for doubtful accounts	819	391	1,006	1,016
Property management and other costs	5,360	5,051	16,354	15,125
General and administrative	153	133	328	329
Depreciation and amortization	17,149	17,265	53,034	51,247

Total expenses	50,664	47,731	151,228	142,845

Operating income	36,788	34,775	106,662	105,090
Interest income	4,868	1,332	9,726	2,499
Interest expense	(26,875)	(21,633)	(71,455)	(62,795)
Benefit (provision) for income taxes	(93)	61	(226)	(20)
Equity in income of unconsolidated joint ventures	1,321	1,262	4,473	3,565

Net income	$16,009	$15,797	$49,180	$48,339

	GGP/Homart II
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
(In thousands)
Revenues:
Minimum rents	$48,610	$49,857	$149,281	$143,115
Tenant recoveries	23,126	23,904	69,359	69,329
Overage rents	892	971	2,484	2,566
Other	1,981	1,639	5,630	5,565

Total revenues	74,609	76,371	226,754	220,575

Expenses:
Real estate taxes	7,256	6,793	22,175	20,530
Repairs and maintenance	4,418	4,533	13,386	13,824
Marketing	1,483	2,016	5,279	6,883
Other property operating costs	9,662	6,005	27,082	20,019
Provision for doubtful accounts	(273)	2,297	65	3,374
Property management and other costs	4,663	4,310	14,047	12,680
General and administrative	1,788	433	4,376	1,435
Depreciation and amortization	16,307	15,823	47,945	45,998

Total expenses	45,304	42,210	134,355	124,743

Operating income	29,305	34,161	92,399	95,832
Interest income	1,996	2,417	6,840	3,569
Interest expense	(23,045)	(22,671)	(63,878)	(56,541)
Benefit (provision) for income taxes	46	216	(81)	178

Net income	$8,302	$14,123	$35,280	$43,038

	GGP/Teachers
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
(In thousands)
Revenues:
Minimum rents	$26,507	$21,009	$78,811	$61,917
Tenant recoveries	11,394	9,895	34,099	29,031
Overage rents	1,173	240	2,300	313
Other	438	391	1,516	1,407

Total revenues	39,512	31,535	116,726	92,668

Expenses:
Real estate taxes	2,915	2,862	8,773	8,399
Repairs and maintenance	1,948	1,698	5,765	5,013
Marketing	1,051	783	2,932	2,564
Other property operating costs	4,713	1,449	13,694	8,974
Provision for doubtful accounts	13	27	241	205
Property management and other costs	2,212	1,731	6,554	5,055
General and administrative	68	83	151	156
Depreciation and amortization	6,341	5,250	20,099	15,575

Total expenses	19,261	13,883	58,209	45,941

Operating income	20,251	17,652	58,517	46,727
Interest income	195	178	623	482
Interest expense	(11,093)	(6,809)	(32,072)	(16,934)
Provision for income taxes	(213)	(236)	(618)	(521)

Net income	$9,140	$10,785	$26,450	$29,754

NOTE 4 MORTGAGE NOTES AND OTHER PROPERTY DEBT PAYABLE
Mortgage notes and other property debt payable consisted of the following:

	September 30,	December 31,
(In thousands)	2006	2005
Fixed-rate debt:
Commercial mortgage-backed securities	$868,765	$1,181,895
Other collateralized mortgage notes and other debt payable	13,576,856	11,092,544
Corporate and other unsecured term loans	2,390,381	1,631,257

Total fixed-rate debt	16,836,002	13,905,696

Variable-rate debt:
Commercial mortgage-backed securities	—	306,270
Other collateralized mortgage notes and other debt payable	386,300	888,842
Credit facilities	170,400	180,500
Corporate and other unsecured term loans	3,056,200	5,137,567

Total variable-rate debt	3,612,900	6,513,179

Total	$20,448,902	$20,418,875

The weighted-average annual interest rate (including the effects of swaps and excluding the effects of deferred finance costs) on our mortgage notes and other property debt payable was 5.71% at September 30, 2006, 5.64% at December 31, 2005 and 5.49% at September 30, 2005.
Commercial Mortgage-Backed Securities
In November 1997 (refinanced in November 2004), the Operating Partnership and GGP Ivanhoe I completed the placement of fixed-rate non-recourse commercial mortgage backed securities (the “CMBS 13”). The commercial mortgage-backed securities have cross-default provisions and are cross-collateralized. Under certain cross-default provisions, a default under any mortgage note included in a cross-defaulted package may constitute a default under all such mortgage notes in the package and may lead to acceleration of the indebtedness due on each property within the collateral package. In general, the cross-defaulted properties are under common ownership, however, $138.6 million of unconsolidated debt at two Unconsolidated Properties is cross-defaulted and cross-collateralized by $868.8 million of consolidated debt at eleven Consolidated Properties. As of September 30, 2006, the weighted-average interest rate on the CMBS 13 was 5.40% (range of 4.20% to 6.71%).
In December 2001, the Operating Partnership and certain Unconsolidated Real Estate Affiliates completed the placement of non-recourse commercial mortgage pass-through certificates (the “GGP MPTC”). The principal amount of the GGP MPTC was attributed to the Operating Partnership, GGP/Homart, GGP/Homart II, GGP Ivanhoe III and GGP Ivanhoe IV. As discussed below, the GGP MPTC was repaid in the third quarter of 2006.
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
The fixed-rate collateralized mortgage notes and other property debt payable bear interest ranging from 3.17% to 11.55%. The variable-rate collateralized mortgage notes and other property debt payable bear interest at LIBOR (5.33% at September 30, 2006) plus 125 to 190 basis points.
Corporate and Other Unsecured Term Loans
In February 2006, we entered into several debt agreements. The proceeds of these transactions were used to reduce the approximately $5.3 billion outstanding under the 2004 Credit Facility, which was entered into to fund the cash portion of the TRC Merger consideration and, with other cash and financing sources, fund other costs of the merger transaction.
On February 24, 2006, we amended the 2004 Credit Facility and entered into a Second Amended and Restated Credit Agreement (the “2006 Credit Facility”). The 2006 Credit Facility provides for a $2.85 billion term loan (the “Term Loan”) and a $650 million revolving credit facility. As of September 30, 2006, $479.6 million is available to be drawn on the revolving credit facility.
The 2006 Credit Facility has a four year term, with a one year extension option. The interest rate ranges from LIBOR plus 1.15% to LIBOR plus 1.5%, depending on our leverage ratio and assuming we maintain our election to have these loans designated as Eurodollar loans. The interest rate, as of September 30, 2006, was LIBOR plus 1.25%. Quarterly principal payments on the Term Loan of $12.5 million begin March 31, 2007, with the balance due at maturity.

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
Concurrently with the 2006 Credit Facility transaction and as described below, we also entered into a $1.4 billion term loan (the “Short Term Loan”), we issued $200 million of trust preferred securities (the “TRUPS”) through GGP Capital Trust I and TRCLP entered into a $500 million term loan (the “Bridge Loan”). All of these arrangements are subject to customary affirmative and negative covenants and events of default.
On May 5, 2006 we fully repaid the Bridge Loan with a portion of the proceeds obtained from the sale of bonds issued by TRCLP. The Bridge Loan bore interest at LIBOR plus 1.3% until May 24, 2006 and at LIBOR plus 1.55% thereafter and was scheduled to be due August 24, 2006. A total of $800 million of senior unsecured notes were issued by TRCLP, providing for semi-annual payments (commencing November 1, 2006) of interest only at a rate of 6.75% and payment of the principal in full on May 1, 2013.
During the quarter ended September 30, 2006, we closed various refinancing transactions on our Consolidated and Unconsolidated Properties. The proceeds of these transactions were used to fully repay the GGP MPTC (which includes Ala Moana) and the $1.4 billion Short Term Loan. The financing (including our share of the Unconsolidated Properties), substantially all of which is individual non-recourse secured property level mortgage debt, has a weighted average interest rate of approximately 5.7%, which is approximately 50 basis points lower than the weighted average rate on the previously outstanding debt that was repaid as a result of these transactions. The refinancing also converted approximately $2 billion of Consolidated and $360 million of Unconsolidated (at our ownership share) variable rate debt to fixed rate debt.
As mentioned above, GGP Capital Trust I, a Delaware statutory trust (the “Trust”) and a wholly-owned subsidiary of GGPLP, completed a private placement of $200 million of TRUPS. The Trust also issued $6.2 million of Common Securities to GGPLP. The Trust used the proceeds from the sale of the TRUPS and Common Securities to purchase $206.2 million of floating rate Junior Subordinated Notes of GGPLP due 2036. The TRUPS require distributions equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date of original issuance. The TRUPS mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of the Junior Subordinated Notes. The Junior Subordinated Notes bear interest at LIBOR plus 1.45%. Though the Trust is a wholly-owned subsidiary of GGPLP, we are not the primary beneficiary of the Trust and, accordingly, it is not consolidated for accounting purposes under FASB Interpretation No. 46 (as revised), “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” (FIN 46R). As a result, we have recorded the Junior Subordinated Notes as “Mortgage Notes and Other Property Debt Payable” and our common equity interest in the Trust as “Prepaid Expenses and Other Assets” in our Consolidated Balance Sheet as of September 30, 2006.
Unsecured Term Loans
In conjunction with the TRC Merger, we assumed certain publicly-traded unsecured debt which included 8.78% and 8.44% Notes due 2007, 3.625% Notes and 8% Notes due 2009, 7.2% Notes due 2012 and 5.375% Notes due 2013. Such debt totaled $1.5 billion at both September 30, 2006 and December 31,

2005. Under the terms of the Indenture dated as of February 24, 1995, as long as these notes are outstanding, TRCLP is required to file with the SEC the annual and quarterly reports and other documents which TRCLP would be required to file if it was subject to Section 13(a) or 15(d) of the Exchange Act, regardless of whether TRCLP was subject to such requirements. TRCLP is no longer required to file reports or other documents with the SEC under Section 13(a) or 15(d). Accordingly, in lieu of such filing, certain financial and other information related to TRCLP has been included in Item 5 of this Quarterly Report on Form 10-Q. We believe that such TRCLP information is responsive to the terms of the Indenture and that any additional information needed or actions required can be supplied or addressed.
In conjunction with our acquisition of JP Realty in 2002, we assumed $100 million of ten-year senior unsecured notes which bear interest at a fixed rate of 7.29% and were issued in March 1998. The notes require semi-annual interest payments. Annual principal payments of $25 million began in March 2005 and continue until the loan is fully repaid in March 2008.
Interest Rate Swaps
To achieve a more desirable balance between fixed and variable-rate debt, we have also entered into certain swap agreements as follows:

	2006 Credit	Property
	Agreement	Specific
Total notional amount (in millions)	$425.0	$195.0
Average fixed pay rate	3.64%	4.78%
Average variable receive rate	LIBOR	LIBOR
Such swap agreements have been designated as cash flow hedges and are intended to hedge our exposure to future interest charges on the related variable-rate debt.
Letters of Credit and Surety Bonds
We had outstanding letters of credit and surety bonds of approximately $220 million as of September 30, 2006 and approximately $210 million as of December 31, 2005. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.
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
We lease land or buildings at certain properties from third parties. Consolidated rental expense, including participation rent and excluding amortization of above and below market ground leases and straight-line rents, related to these leases was $2.6 million for the three months ended September 30, 2006, $2.0 million for the three months ended September 30, 2005, $7.4 million for the nine months ended September 30, 2006 and $6.0 million for the nine months ended September 30, 2005. The leases generally provide for a right of first refusal in our favor in the event of a proposed sale of the property by the landlord.

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
We account for the beneficiaries’ share of earnings from the assets as an operating expense. We will account for any distributions to the beneficiaries in 2009, which are likely to be significant, in connection with a valuation related to assets that we own as of such date as additional investments in the related assets (that is, contingent consideration). Pursuant to the CSA, we delivered shares of our common stock to the beneficiaries totaling 1,059,191 shares (all from treasury shares) in August 2006 and 755,828 shares in February 2006 (including 668,333 treasury shares).
Two of our operating retail properties (Oakwood Center in Gretna, Louisiana and Riverwalk Marketplace, located near the convention center in downtown New Orleans) continue to have unrepaired damage and tenant vacancies which arose concurrently with hurricane damage in the New Orleans area in September 2005. Riverwalk Marketplace partially reopened in November 2005 and Oakwood Center is not scheduled to substantially reopen until October 2007. We have comprehensive insurance coverage for both property damage and business interruption and, therefore, have recorded insurance recovery receivables for both of these coverages. The net book value of the property damage at these properties is currently estimated to be approximately $37 million; however, we are still assessing the damage estimates, including discussions with representatives of our insurance carriers regarding the scope of repair, cleaning, and replacement required, and the actual net book value write-off could vary from this estimate. Changes to these estimates have been and will be recorded in the periods in which they are determined. During 2005, we recorded a net fixed asset write-off and a corresponding insurance claim recovery receivable for the initial internal estimate of the damage amount, both of which have subsequently been revised (primarily due to reductions in the degree of replacements versus clean and repair work anticipated) to the approximately $37 million in property damage currently estimated as of September 30, 2006. While we believe it is probable that the insurance proceeds will be sufficient to cover the cost of restoring the property damage at the properties and certain business interruption amounts, certain deductibles, limitations and exclusions are expected to apply with respect to both current and future matters. No determination has been made as to the total amount or timing of those insurance payments. However, as of the date of this report, an aggregate of $32.2 million in insurance proceeds related to property damage and business interruption at these properties have been received, which has been applied against insurance recovery receivables. In addition, as certain disputes currently exist or may occur in the future with our insurance carriers, we have initiated litigation to preserve our rights concerning our claims. Finally, as of September 30, 2006, the majority of the remaining amounts receivable related to these properties represents the recovery of the net book value of fixed assets written off.
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
Pursuant to SFAS No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” the operations of these properties (net of minority interests) have been reported as discontinued operations in the accompanying Consolidated Financial Statements. For the three and nine months ended September 30, 2005, revenues and income before minority interest of such properties were as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
(In thousands)	2005	2005
Revenues	$6,025	$17,710
Income before minority interest	2,072	6,131

NOTE 7 OTHER ASSETS & LIABILITIES
The following table summarizes the significant components of “Prepaid Expenses and Other Assets.”

	September 30,	December 31,
(In thousands)	2006	2005
Below-market ground leases	$282,252	$349,788
Receivables-finance leases and bonds	122,915	136,409
Security and escrow deposits	79,252	87,126
Real estate tax stabilization agreement	84,359	87,188
Special Improvement District receivable	70,409	66,206
Above-market tenant leases	58,771	77,094
Prepaid expenses	53,835	26,627
Funded defined contribution plan assets	16,639	20,062
Other	50,560	66,611

	$818,992	$917,111

The following table summarizes the significant components of “Accounts Payable and Accrued Expenses.”

	September 30,	December 31,
(In thousands)	2006	2005
Accounts payable and accrued expenses	$663,601	$594,876
Below-market tenant leases	134,241	182,270
Hughes participation payable	39,251	61,783
Deferred gains/income	59,449	38,736
Capital lease obligations	17,481	19,206
Insurance reserves	16,505	24,287
Other	102,170	111,256

	$1,032,698	$1,032,414

NOTE 8 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In September 2006, the SEC staff issued SEC Staff Accounting Bulletin (SAB) Topic 1N, “Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how a registrant should quantify the effect of an error on the financial statements. The SEC staff concludes in SAB 108 that a dual approach should be used to compute the amount of a misstatement. Specifically, the amount should be computed using both the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) methods. We have considered SAB 108 in evaluating errors in our financial statements.
In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans (an amendment of FASB Statements No. 87, 88, 106, and 132R)” (“SFAS 158”) which requires employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements. Specifically, SFAS 158 requires an employer to:

(a)	Recognize in its statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status

(b)	Measure a plan’s assets and its obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions)

(c)	Recognize changes in the funded status of a defined benefit postretirement plan in the year in which the changes occur. Those changes will be reported in comprehensive income of a business entity.
The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We do not expect the adoption of SFAS 158 to have a material impact on our Consolidated Financial Statements as our defined benefit pension and other postretirement plans are not material.
In September 2006, the FASB also issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not believe that the adoption of SFAS No. 157 will have a material effect on our Consolidated Financial Statements.
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

The following tables summarize stock option activity as of and for the nine months ended September 30, 2006.

		Weighted
		Average
		Exercise
	Shares	Price
Stock options outstanding at December 31, 2005	2,546,174	$29.57
Granted	1,270,000	49.98
Exercised	(562,226)	24.92
Exchanged for restricted stock	(30,000)	47.26
Forfeited	(145,000)	43.10
Expired	(600)	9.90

Stock options outstanding at September 30, 2006	3,078,348	$38.03

	Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average			Average
		Remaining	Weighted		Remaining	Weighted
		Contractual	Average		Contractual	Average
		Term (in	Exercise		Term (in	Exercise
Range of Exercise Prices	Shares	years)	Price	Shares	years)	Price
In-the-money stock options
$ 5.05 - $10.09	6,000	3.6	$9.99	6,000	3.6	$9.99
$10.09 - $15.14	65,700	5.4	13.58	65,700	5.4	13.58
$15.14 - $20.19	247,148	6.4	16.77	103,148	6.4	16.77
$30.28 - $35.33	612,500	3.0	30.98	298,500	3.0	31.03
$35.33 - $40.38	972,000	3.4	35.61	292,000	3.4	35.55
$40.38 - $47.65	240,000	4.2	46.63	50,000	4.3	47.19
Anti-dilutive stock options
$47.65 - $50.47	935,000	4.3	50.47	155,000	4.3	50.47

Total	3,078,348	4.0	$38.03	970,348	4.0	$33.50

Intrinsic value (in thousands)	$29,614			$13,730

The intrinsic value of outstanding and exercisable stock options as of September 30, 2006 represents the excess of our closing stock price ($47.65) over the exercise price multiplied by the applicable number of stock options. The intrinsic value of exercised stock options represents the excess of our stock price at the time the option was exercised over the exercise price and was $13.5 million for options exercised during the nine months ended September 30, 2006 and $10.3 million for options exercised during the nine months ended September 30, 2005.
The weighted-average fair value of stock options as of the grant date was $7.62 for stock options granted during the nine months ended September 30, 2006 and $4.69 for stock options granted during the nine months ended September 30, 2005.
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

The following table summarizes restricted stock activity as of and during the nine month period ended September 30, 2006.

		Weighted
		Average
		Grant Date
	Shares	Fair Value
Nonvested restricted stock grants outstanding as of December 31, 2005	15,000	$16.77
Granted	99,000	47.91
Vested	(41,334)	37.13

Nonvested restricted stock grants outstanding as of September 30, 2006	72,666	$47.62

Intrinsic value (in thousands)	$3,463

The total fair value of restricted stock grants which vested during the nine months ended September 30, 2006 was $2.0 million and during the nine months ended September 30, 2005 was $5.1 million.

Threshold-Vesting Stock Options
Under the 1998 Incentive Stock Plan (the “1998 Incentive Plan”), we may also grant stock incentive awards to employees in the form of threshold-vesting stock options (“TSOs”). The exercise price of the TSO is the Fair Market Value (“FMV”) of our common stock on the date the TSO is granted. In order for the TSOs to vest, our common stock must achieve and sustain the Threshold Price for at least 20 consecutive trading days at any time over the five years following the date of grant. The Threshold Price is determined by multiplying the FMV on the date of grant by the Estimated Annual Growth Rate (currently 7%) and compounding the product over a five-year period. TSOs granted in 2004 and thereafter must be exercised within 30 days of the vesting date. TSOs granted prior to 2004, all of which have vested, have a term of up to 10 years. The 1998 Incentive Plan provides for the issuance of 11.0 million shares, subject to certain customary adjustments to prevent dilution.
The following table summarizes TSO activity, by grant year, as of and for the nine months ended September 30, 2006.

	TSO Grant Year
	2006	2005
TSOs outstanding at December 31, 2005	—	1,000,000
Granted	1,400,000	-
Forfeited	(74,317)	(111,931)

TSOs outstanding at September 30, 2006	1,325,683	888,069

Intrinsic value (in thousands)	—	$10,870

Exercise price	$50.47	$35.41
Threshold Price	70.79	49.66
Fair value of options on grant date	6.51	3.81
Remaining contractual term (in years)	4.4	3.4
In addition to the TSOs above, which are accounted for pursuant to SFAS 123(R), 162,516 vested, but unexercised, TSOs granted prior to 2004 are accounted for using the intrinsic value method.
Other Required Disclosures
The fair values of TSOs granted in 2006 and 2005 were estimated using the binomial method. The value of restricted stock grants is calculated as the average of the high and low stock prices on the date of the initial grant. The fair values of all other stock options were estimated on the date of grant using the Black-Scholes-Merton option pricing model. These fair values are affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. Expected volatilities are based on historical volatility of our stock price as well as that of our peer group, implied volatilities and various other factors. Historical data was used to estimate expected life and represents the period of time that options are expected to be outstanding. The weighted average estimated value of stock options and TSOs granted during the nine months ended September 30, 2006 were based on the following assumptions:

Risk-free interest rate	4.43%
Dividend yield	4.00
Expected volatility	22.94
Expected life (in years)	2.5 - 3.5
Compensation expense related to the Incentive Stock Plans, TSOs and restricted stock was $2.6 million for the three months ended September 30, 2006, $3.2 million for the three months ended September 30,

2005, $9.9 million for the nine months ended September 30, 2006, and $8.8 million for the nine months ended September 30, 2005.
As of September 30, 2006, total compensation expense related to nonvested options, TSOs and restricted stock grants which had not yet been recognized was $19.8 million. Of this total, $2.2 million is expected to be recognized in the three months ended December 31, 2006, $8.6 million in 2007, $6.4 million in 2008, $2.4 million in 2009 and $0.2 million in 2010. These amounts may be impacted by future grants, changes in forfeiture estimates, actual forfeiture rates which differ from estimated forfeitures and/or timing of TSO vesting.
We have a $200 million per fiscal year common stock repurchase program which gives us the ability to acquire some or all of the shares of common stock to be issued upon the exercise of the TSOs.
Employee Stock Purchase Plan
The General Growth Properties, Inc. Employee Stock Purchase Plan (the “ESPP”) was established to assist eligible employees in acquiring stock ownership interest in General Growth. Under the ESPP, eligible employees make payroll deductions over a six-month purchase period. At the end of each six-month purchase period, the amounts withheld are used to purchase shares of our common stock at a purchase price equal to 85% of the lesser of the closing price of a share of a common stock on the first or last trading day of the purchase period. The ESPP is considered a compensatory plan pursuant to SFAS 123(R). A maximum of 1.5 million shares of our common stock are reserved for issuance under the ESPP. Since inception, an aggregate of approximately 1.3 million shares of our common stock have been sold under the ESPP, including 100,402 shares for the purchase period ending June 30, 2006 which were purchased at a price of $38.30 per share. Compensation expense related to the ESPP was $0.3 million for the three months ended September 30, 2006, $1.3 million for the nine months ended September 30, 2006, and, $1.2 million for the nine months ended September 30, 2005. Prior to the adoption of SFAS 123(R), there was no expense recorded for the three months ended September 30, 2005
NOTE 10 SEGMENTS
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
Operating results for the segments are as follows:

	Three Months Ended September 30, 2006
	Consolidated	Unconsolidated	Segment
(In thousands)	Properties	Properties	Basis
Retail and Other
Property revenues:
Minimum rents	$431,852	$103,028	$534,880
Tenant recoveries	199,494	47,574	247,068
Overage rents	14,744	2,438	17,182
Other, including minority interest	21,727	18,242	39,969

Total property revenues	667,817	171,282	839,099

Property operating expenses:
Real estate taxes	57,227	14,626	71,853
Repairs and maintenance	49,122	10,383	59,505
Marketing	10,806	2,788	13,594
Other property operating costs	105,231	38,077	143,308
Provision for doubtful accounts	3,762	349	4,111

Total property operating expenses	226,148	66,223	292,371

Retail and other net operating income	441,669	105,059	546,728

Master Planned Communities
Land sales	47,768	21,553	69,321
Land sales operations	(36,360)	(16,493)	(52,853)

Master Planned Communities net operating income	11,408	5,060	16,468

Real estate property net operating income	$453,077	$110,119	$563,196

	Three Months Ended September 30, 2005
	Consolidated	Unconsolidated	Segment
(In thousands)	Properties	Properties	Basis
Retail and Other
Property revenues:
Minimum rents	$421,495	$99,739	$521,234
Tenant recoveries	184,958	44,768	229,726
Overage rents	13,185	1,953	15,138
Other, including discontinued operations and minority interest	23,225	13,690	36,915

Total property revenues	642,863	160,150	803,013

Property operating expenses:
Real estate taxes	49,397	13,827	63,224
Repairs and maintenance	47,234	10,162	57,396
Marketing	14,905	3,146	18,051
Other property operating costs	99,502	26,751	126,253
Provision for doubtful accounts	5,806	1,815	7,621

Total property operating expenses	216,844	55,701	272,545

Retail and other net operating income	426,019	104,449	530,468

Master Planned Communities
Land sales	79,457	21,330	100,787
Land sales operations	(60,558)	(18,114)	(78,672)

Master Planned Communities net operating income	18,899	3,216	22,115

Real estate property net operating income	$444,918	$107,665	$552,583

	Nine Months Ended September 30, 2006
	Consolidated	Unconsolidated	Segment
(In thousands)	Properties	Properties	Basis
Retail and Other
Property revenues:
Minimum rents	$1,294,635	$311,758	$1,606,393
Tenant recoveries	575,670	140,027	715,697
Overage rents	37,573	6,173	43,746
Other, including minority interest	66,373	59,340	125,713

Total property revenues	1,974,251	517,298	2,491,549

Property operating expenses:
Real estate taxes	166,742	44,136	210,878
Repairs and maintenance	144,939	31,381	176,320
Marketing	34,475	9,253	43,728
Other property operating costs	282,092	110,894	392,986
Provision for doubtful accounts	17,081	1,302	18,383

Total property operating expenses	645,329	196,966	842,295

Retail and other net operating income	1,328,922	320,332	1,649,254

Master Planned Communities
Land sales	218,023	60,352	278,375
Land sales operations	(160,059)	(44,443)	(204,502)

Master Planned Communities net operating income	57,964	15,909	73,873

Real estate property net operating income	$1,386,886	$336,241	$1,723,127

	Nine Months Ended September 30, 2005
	Consolidated	Unconsolidated	Segment
(In thousands)	Properties	Properties	Basis
Retail and Other
Property revenues:
Minimum rents	$1,231,992	$289,079	$1,521,071
Tenant recoveries	553,060	131,693	684,753
Overage rents	36,497	4,801	41,298
Other, including discontinued operations and minority interest	73,256	48,888	122,144

Total property revenues	1,894,805	474,461	2,369,266

Property operating expenses:
Real estate taxes	155,011	41,022	196,033
Repairs and maintenance	141,483	30,731	172,214
Marketing	43,255	10,141	53,396
Other property operating costs	285,744	89,686	375,430
Provision for doubtful accounts	14,167	3,532	17,699

Total property operating expenses	639,660	175,112	814,772

Retail and other net operating income	1,255,145	299,349	1,554,494

Master Planned Communities
Land sales	254,864	58,553	313,417
Land sales operations	(208,549)	(43,212)	(251,761)

Master Planned Communities net operating income	46,315	15,341	61,656

Real estate property net operating income	$1,301,460	$314,690	$1,616,150

The following reconciles NOI to GAAP-basis operating income and income (loss) from continuing operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2006	2005	2006	2005
Real estate property net operating income	$563,196	$552,583	$1,723,127	$1,616,150
Unconsolidated Properties NOI	(110,119)	(107,665)	(336,241)	(314,690)

Consolidated Properties NOI	453,077	444,918	1,386,886	1,301,460
Management and other fees	26,768	25,070	80,130	66,206
Property management and other costs	(44,522)	(30,011)	(136,466)	(107,903)
General and administrative	(5,022)	(3,559)	(11,712)	(10,005)
Depreciation and amortization	(168,624)	(173,472)	(512,342)	(507,098)
Discontinued operations and minority interest in consolidated NOI	3,678	(1,547)	12,054	(5,347)

Operating income	265,355	261,399	818,550	737,313
Interest income	4,027	2,844	8,717	7,288
Interest expense	(284,273)	(271,220)	(841,677)	(761,022)
Provision for income taxes	(11,225)	(14,864)	(52,120)	(28,958)
Minority interest	(4,181)	(3,596)	(16,043)	(23,973)
Equity in income of unconsolidated affiliates	22,136	16,916	71,613	73,251

Income (loss) from continuing operations	$(8,161)	$(8,521)	$(10,960)	$3,899

The following reconciles segment revenues to GAAP-basis consolidated revenues:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(In thousands)	2006	2005	2006	2005
Segment basis total property revenues	$839,099	$803,013	$2,491,549	$2,369,266
Unconsolidated segment revenues	(171,282)	(160,150)	(517,298)	(474,461)
Land sales	47,768	79,457	218,023	254,864
Management and other fees, net of discontinued operations	26,768	25,070	80,130	66,206
Real estate net operating income attributable to minority interests, net of discontinued operations	3,678	(1,547)	12,054	(5,347)

GAAP-basis consolidated total revenues	$746,031	$745,843	$2,284,458	$2,210,528

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

MANAGEMENT’S OVERVIEW & SUMMARY
Overview — Retail and Other Segment
Our primary business is acquiring, owning, managing, leasing and developing retail rental property. We also conduct similar activities for certain office and industrial rental properties. As of September 30, 2006, we had ownership interest in or management responsibility for a portfolio of over 200 regional shopping malls in 44 states. We own non-controlling interests in four operating retail centers, a third-party management company, and a retail center under development in Brazil. We also own non-controlling interests in a third party management company and one retail center under development in Turkey. We provide on-site management and other services to substantially all of our properties, including properties which we own through joint venture arrangements and which are unconsolidated for GAAP purposes. Our management operating philosophies and strategies are generally the same whether the properties are consolidated or unconsolidated. As a result, we believe that financial information and operating statistics with respect to all properties, both consolidated and unconsolidated, provide important insights into our operating results. Collectively, we refer to our Consolidated and Unconsolidated Properties as our “Company Portfolio” and the retail portion of the Company Portfolio as the “Retail Company Portfolio.” As substantially all of our retail property operations are in the United States, the following discussion, unless otherwise noted, excludes any information relating to international properties.
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
We believe that the most significant operating factor affecting incremental cash flow and real estate net operating income is increased rents (either base rental revenue or overage rents) earned from tenants at our properties. These rental revenue increases are primarily achieved by:
•	Renewing expiring leases and re-leasing existing space at rates higher than expiring or existing rates.
•	Increasing occupancy at the properties so that more space is generating rent. The occupancy percentage at properties which are not under redevelopment in our Retail Company Portfolio was 92.4 percent at September 30, 2006, compared to 92.2 percent at September 30, 2005.
•	Increased tenant sales in which we participate through overage rents. In the first nine months of 2006, tenant sales per square foot in our Retail Company Portfolio increased 5.7 percent over 2005 to $450 per square foot.

The following table summarizes selected operating statistics as of September 30, 2006.

	Consolidated	Unconsolidated	Retail Company
	Retail Properties	Retail Properties	Portfolio
Operating Statistics (a)
Occupancy	92.1%	93.0%	92.4%
Trailing 12 month total tenant sales per sq. ft. (b)	$441	$469	$450
% change in total sales	6.3%	4.6%	5.7%
% change in comparable sales (b)	2.5	2.6	2.5
Mall and freestanding GLA excluding space under redevelopment (in sq. ft.)	41,795,170	18,718,792	60,513,962

Certain Financial Information
Average annualized in place rent per sq.ft.	$33.64	$36.43
Average rent per sq.ft. for new/renewal leases	34.19	39.12
Average rent per sq.ft. for leases expiring in 2006	30.16	33.59

(a)	Data is for 100% of the Mall GLA in each portfolio, including those centers that are owned in part by unconsolidated affiliates. Data excludes properties currently being redeveloped and/or remerchandised and miscellaneous (non-mall) properties.

(b)	Data presented in the column “Company Portfolio” are weighted average amounts.

(c)	Due to tenant sales reporting timelines, data presented is one month behind reporting date.
The expansion and/or renovation of a property may also result in increased cash flows and operating income as a result of increased customer traffic, trade area penetration and improved competitive position of the property. As of September 30, 2006, we had 22 major approved redevelopment projects underway (each with budgeted projected expenditures, at our ownership share, in excess of $10 million).
We also develop retail centers from the ground-up. On October 4, 2006, we opened Pinnacle Hills Promenade in Rogers, Arkansas. This 980,000 square foot open-air center is anchored by Dillard’s, JCPenney and a 12-screen theatre and includes retail, dining, entertainment, recreation and office space. Additionally, we opened Otay Ranch Town Center in Chula Vista (San Diego), California on October 27, 2006. This open-air center includes approximately 850,000 square feet of retail, dining and entertainment space. Anchors include AMC Theatres, Barnes & Noble, Macy’s and REI. Portions of Lincolnshire Commons in Lincolnshire (Chicago), Illinois have opened throughout 2006 with completed development expected in the fourth quarter of 2006. In September 2005, we opened the Shops at La Cantera in San Antonio, Texas. Six additional domestic retail center development projects are currently under construction, and are scheduled to open in 2007 and 2008:
•	Gateway Overlook in Columbia, Maryland
•	Natick West in Natick, Massachusetts
•	The Shops at Fallen Timbers, Maumee (Toledo), Ohio
•	Vista Commons in Las Vegas, Nevada
•	Parke West in Peoria, Arizona
•	RiverCrossing in Macon, Georgia
Total projected expenditures (including our share of the Unconsolidated Real Estate Affiliates) for these redevelopment and development projects were approximately $1.6 billion as of September 30, 2006.
We also have seven other potential new retail or mixed-use developments that are currently projected to open in 2008 through 2010.

Annual expenditures for the redevelopment and development projects, as well as the potential developments, are expected to be approximately $450 to $800 million per year through 2009.
In addition, we have agreed to acquire the new retail development at The Palazzo in Las Vegas, Nevada, upon opening. This is currently expected in late 2007, at an estimated acquisition cost of approximately $600 million.
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
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
General
Our revenues are primarily received from tenants in the form of fixed minimum rents, overage rents and recoveries of operating expenses. We have presented the following discussion of our results of operations on a segment basis under the proportionate share method. Under the proportionate share method, our share of the revenues and expenses of the Unconsolidated Properties are combined with the revenues and expenses of the Consolidated Properties. In addition, other revenues are increased by the real estate net operating income of discontinued operations and are reduced by our consolidated minority interest venturers’ share of real estate net operating income. See Note 10 for additional information including reconciliations of our segment basis results to GAAP basis results.

Retail and Other Segment
The following table compares major revenue and expense items for the three months ended September 30, 2006 and 2005:

	Three Months Ended
	September 30,
(Dollars in thousands)	2006	2005	$ Change	% Change
Property revenues:
Minimum rents	$534,880	$521,234	$13,646	2.6%
Tenant recoveries	247,068	229,726	17,342	7.5
Overage rents	17,182	15,138	2,044	13.5
Other	39,969	36,915	3,054	8.3

Total property revenues	839,099	803,013	36,086	4.5

Property operating expenses:
Real estate taxes	71,853	63,224	8,629	13.6
Repairs and maintenance	59,505	57,396	2,109	3.7
Marketing	13,594	18,051	(4,457)	(24.7)
Other property operating costs	143,308	126,253	17,055	13.5
Provision for doubtful accounts	4,111	7,621	(3,510)	(46.1)

Total property operating expenses	292,371	272,545	19,826	7.3

Real estate property net operating income	$546,728	$530,468	$16,260	3.1%

The increase in minimum rents is primarily attributable to the following:
•	Higher specialty leasing and kiosk rents, especially at properties acquired in the 2004 TRC Merger

•	Higher minimum rents, especially at The Shops at La Cantera, which opened in September 2005, and Ala Moana Center which was recently redeveloped

•	Greater use of vacant space for temporary tenant rentals

•	The acquisition of Whalers Village by one of our joint ventures and the acquisition of our partner’s share of GGP Ivanhoe IV, Inc. (Note 3)
These increases were partially offset by lower straight-line rent income which decreased from $21.5 million in 2005 to $15.8 million in 2006 primarily due to non-recurring adjustments recorded in 2005.
Tenant recoveries increased primarily as a result of higher operating costs, as discussed below, that are substantially recoverable from our tenants.
Historically, our leases have included both a base rent component and a component which requires tenants to pay amounts related to all, or substantially all, of their share of real estate taxes and certain property operating expenses, including common area maintenance and insurance. The portion of these leases attributable to the base rent is recorded in our financial statements as “Minimum rents” and the portions attributable to real estate tax and operating expense recoveries are recorded as “Tenant recoveries.” Recently, however, we have structured our new tenant leases such that a higher proportion of our total rents represent operating expense recoveries. This change has resulted in a shift between minimum rents and tenant recoveries and, as a result, a higher percentage change in tenant recoveries.
The increase in overage rents is primarily attributable to The Grand Canal Shoppes.
Other revenues include all other property revenues including vending, parking and sponsorship revenues and real estate property net operating income (“NOI”) of discontinued operations less NOI of minority interests in consolidated joint ventures. Increases in vending, parking and sponsorship revenues contributed to the increase in 2006. In September 2005, other revenues included a non-recurring reduction to income by a non-consolidated property, which was acquired during the TRC Merger, and

NOI of discontinued operations (Note 6). Higher minority interest allocations, especially at The Shops at La Cantera which opened in September 2005, also offset the increases in other revenues.
Higher real estate taxes were primarily attributed to The Grand Canal Shoppes with substantially all of the remaining properties in the portfolio reporting individual minor increases.
The increase in repairs and maintenance is primarily attributed to Ala Moana Center and the acquisition of Whalers Village and our venture partner’s interest in GGP Ivanhoe IV, Inc. (Note 3).
Marketing expenses decreased at substantially all of our properties due to significant cost control initiatives.
Property operating expenses increased due to higher electric expense and insurance costs across the portfolio. In September 2005, property operating expenses include a non-recurring reduction to expenses by a non-consolidated property, which was acquired during the TRC Merger. Such increases were substantially offset by decreases at Oakwood Center (Note 5).
The decrease in the provision for doubtful accounts is primarily due to an individual tenant bankruptcy and to an additional anchor store opening at one of our Unconsolidated Properties in 2005. These decreases were offset by the increase in the provision for doubtful accounts at Oakwood Center, which was damaged as discussed in Note 5. Although we may not collect all of these amounts from our tenants, we do believe that the remaining amounts will be recovered under our business interruption insurance coverage. Under GAAP, however, amounts which we expect to collect for business interruption coverage under our insurance policies should not be recognized until received.
Master Planned Communities Segment

	Three Months Ended
	September 30,
	2006	2005	$ Change	% Change
(Dollars in thousands)
Land sales	$69,321	$100,787	$(31,466)	(31.2)%
Land sales operations	(52,853)	(78,672)	25,819	(32.8)

Real estate property net operating income	$16,468	$22,115	$(5,647)	(25.5)%

The decrease in land sales in the third quarter of 2006 is primarily due to reduced demand at our Summerlin, Columbia and Fairwood developments. We currently expect this trend to continue through 2007. Unlike other markets in which builders have a significantly higher supply of unsold homes, demand at Woodlands and Bridgeland, which began sales in the first quarter of 2006, have not declined. Although quarter-to-date land sales are lower in 2006 than in 2005, we expect full year land sale revenues to exceed that of 2005 based upon anticipated sales and executed, but not yet closed, contracts.
Real estate property net operating income as a percent of land sales increased during the quarter as a result of an increase in the margin between the cost and the sale prices for developed lots. Lots developed and sold since the TRC Merger have a higher profit margin than lots which were finished at the time of the TRC Merger because all lots were marked to market at the time of the TRC Merger.

Certain Significant Consolidated Revenues and Expenses

	Three Months Ended
	September 30,
(Dollars in thousands)	2006	2005	$ Change	% Change
Revenues:
Tenant rents	$646,090	$619,638	$26,452	4.3%
Land sales	47,768	79,457	(31,689)	(39.9)
Management and other fees	26,768	25,070	1,698	6.8

Expenses:
Property operating expenses	226,148	216,844	9,304	4.3
Land sales operations	36,360	60,558	(24,198)	(40.0)
Property management and other costs	44,522	30,011	14,511	48.4
Depreciation and amortization	168,624	173,472	(4,848)	(2.8)
Interest expense	284,273	271,220	13,053	4.8
Provision for income taxes	11,225	14,864	(3,639)	(24.5)
Changes in consolidated tenant rents (which includes minimum rents, tenant recoveries and overage rents), land sales, property operating expenses and land sales operations were attributable to the same items discussed above in our segment basis results. The exception is the Whalers Village acquisition and The Woodlands, which did not impact our consolidated portfolio.
Management and other fees increased as a result of higher development fees earned as a result of the increased level of expansion and redevelopment activity in 2006.
Property management and other costs increased primarily as a result of higher personnel and personnel related costs in 2006. These increases were primarily attributable to revised allocations between our operating properties and management cost centers.
The decrease in depreciation and amortization is primarily attributable to non-recurring adjustments in 2005 related to changes in the estimated fair values of properties acquired in the TRC Merger. This decrease was partially offset by an increase in depreciation and amortization as a result of redevelopments and the opening of The Shops at La Cantera in September 2005.
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
These increases were partially offset by lower interest expense on our corporate and other unsecured term loans as a result of refinancing activity in February and August 2006. See Liquidity and Capital Resources for additional discussion of debt activity.
The decrease in the provision for income taxes is primarily attributable to operational decreases in our Master Planned Communities Segment and a non-recurring benefit recorded in 2005 related to our Master Planned Communities Segment.

RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
Retail and Other Segment
The following table compares major revenue and expense items for the nine months ended September 30, 2006 and 2005:

	Nine Months Ended
	September 30,
(Dollars in thousands)	2006	2005	$ Change	% Change
Property revenues:
Minimum rents	$1,606,393	$1,521,071	$85,322	5.6%
Tenant recoveries	715,697	684,753	30,944	4.5
Overage rents	43,746	41,298	2,448	5.9
Other	125,713	122,144	3,569	2.9

Total property revenues	2,491,549	2,369,266	122,283	5.2

Property operating expenses:
Real estate taxes	210,878	196,033	14,845	7.6
Repairs and maintenance	176,320	172,214	4,106	2.4
Marketing	43,728	53,396	(9,668)	(18.1)
Other property operating costs	392,986	375,430	17,556	4.7
Provision for doubtful accounts	18,383	17,699	684	3.9

Total property operating expenses	842,295	814,772	27,523	3.4

Real estate property net operating income	$1,649,254	$1,554,494	$94,760	6.1%

Increases and decreases in our Retail and Other Segment for the nine months ended September 30, 2006 and 2005 are consistent with the changes noted above in the discussion of Results of Operations for the Three Months Ended September 30, 2006 and 2005 except as noted below.
In addition to the items noted above, the increase in minimum rents is also attributed to higher lease termination income. Lease termination income increased $14.0 million compared to 2005 primarily due to a large termination recorded in the first quarter of 2006.
The increase in the provision for doubtful accounts is primarily due to Oakwood Center which was only partially offset by the individual tenant bankruptcy and anchor store opening in 2005 as discussed above.
Master Planned Communities Segment

	Nine Months Ended
	September 30,
	2006	2005	$ Change	% Change
(Dollars in thousands)
Land sales	$278,375	$313,417	$(35,042)	(11.2)%
Land sales operations	(204,502)	(251,761)	47,259	(18.8)

Real estate property net operating income	$73,873	$61,656	$12,217	19.8%

Land sales at Bridgeland, which began in the first quarter of 2006, were more than offset by decreased sales at our other developments. The increase in real estate property net operating income and in real estate property net operating income as a percent of land sales is primarily due to an increase in the builder participation at our Summerlin development. In addition, the increase is due to an increase in the margin between the cost and the sales prices for developed lots. Lots developed and sold since the TRC Merger have a higher profit margin than lots which were finished at the time of the TRC Merger because all lots were marked-to-market at the time of the TRC Merger.

Certain Significant Consolidated Revenues and Expenses

	Nine Months Ended
	September 30,
(Dollars in thousands)	2006	2005	$ Change	% Change
Revenues:
Tenant rents	$1,907,878	$1,821,549	$86,329	4.7%
Land sales	218,023	254,864	(36,841)	(14.5)
Management and other fees	80,130	66,206	13,924	21.0

Expenses:
Property operating expenses	645,329	639,660	5,669	0.9
Land sales operations	160,059	208,549	(48,490)	(23.3)
Property management and other costs	136,466	107,903	28,563	26.5
Depreciation and amortization	512,342	507,098	5,244	1.0
Interest expense	841,677	761,022	80,655	10.6
Provision for income taxes	52,120	28,958	23,162	80.0
Increases and decreases in certain significant consolidated revenues and expenses for the nine months ended September 30, 2006 and 2005 are consistent with the changes noted in the discussion of Results of Operations for the Three Months Ended September 30, 2006 and 2005 except as noted below.
The year-to-date increase in depreciation and amortization is primarily due to an increase in depreciation and amortization as a result of redevelopments, the opening of The Shops at La Cantera in September 2005, change in depreciable life at one of our properties (Note 1) and the acquisition of the remaining interest in GGP Ivanhoe IV, Inc. (Note 3). The increase is partially offset by the TRC Merger adjustments noted above.
The increase in the provision for income taxes is primarily attributed to the operational increases in our Master Planned Communities segment, increases in management and other fees as discussed above and non-recurring benefits recorded in 2005. Cash requirements to meet federal income tax requirements will increase in future years as we exhaust certain net loss carry forwards and as certain master planned community developments are completed for tax purposes and, as a result, previously deferred taxes must be paid. Such cash requirements could be significant.
LIQUIDITY AND CAPITAL RESOURCES
Cash Flows from Operating Activities
Net cash provided by operating activities was $452.3 million for the nine months ended September 30, 2006 compared to $493.0 million for the nine months ended September 30, 2005. The decrease is primarily attributable to the decrease in earnings (primarily due to a significant increase in net interest expense) and an increase in land development expenditures. These decreases were partially offset by increases in working capital, including receipt of approximately $41 million in deposits on future transactions, primarily involving the master planned communities.
Cash Flows from Investing Activities
Net cash provided by investing activities was $86.0 million for the nine months ended September 30, 2006 compared to net cash used in investing activities of $192.2 million for the nine months ended September 30, 2005. The change is primarily attributable to distributions from our Unconsolidated Real Estate Affiliates resulting from financing activities. This inflow was partially offset by increased development expenditures, reduced loans from affiliates and additional investments in Unconsolidated Real Estate Affiliates.

As of September 30, 2006, we had 22 major approved redevelopment projects underway (each with budgeted projected expenditures, at our ownership share, in excess of $10 million), nine new retail center development projects under construction (including two which opened in October 2006 and one with completed development expected in the fourth quarter of 2006) and seven potential new retail or mixed-use developments. Total projected expenditures (including our share of the Unconsolidated Real Estate Affiliates) for such development activities are currently expected to be approximately $450 to $800 million per year through 2009.
Cash Flows from Financing Activities
Net cash used in financing activities was $561.6 million for the nine months ended September 30, 2006 compared to $319.6 million for the nine months ended September 30, 2005. The increase was primarily due to net financing activity. In 2006, paydowns exceeded proceeds from new debt by $97.7 million. In 2005, proceeds from new debt exceeded paydowns by $216.6 million. This increase was partially offset by cash used for preferred stock redemptions in 2005 and lower common stock repurchases in 2006.
Our consolidated debt and our pro rata share of the debt of our Unconsolidated Real Estate Affiliates, after giving effect to interest rate swap agreements, were as follows:

	September 30,	December 31,
	2006	2005
(In millions)
Consolidated:
Fixed-rate debt	$17,456	$14,789
Variable-rate debt:
Corporate and other unsecured	2,802	4,875
Other variable-rate debt	191	755

Total variable-rate debt	2,993	5,630

Total consolidated	$20,449	$20,419

Weighted-average interest rate (excluding deferred finance costs)	5.71%	5.64%

Unconsolidated:
Fixed-rate debt	$3,622	$2,788
Variable-rate debt	237	455

Total Unconsolidated Real Estate Affiliates	$3,859	$3,243

Weighted-average interest rate (excluding deferred finance costs)	5.63%	5.56%
In February 2006, we entered into several debt agreements. The proceeds of these transactions were used to reduce the approximately $5.3 billion outstanding under the 2004 Credit Facility, which was entered into to fund the cash portion of the TRC Merger consideration and, with other cash and financing sources, fund other costs of the merger transaction.
On February 24, 2006, we amended the 2004 Credit Facility and entered into a Second Amended and Restated Credit Agreement (the “2006 Credit Facility”). The 2006 Credit Facility provides for a $2.85 billion term loan (the “Term Loan”) and a $650 million revolving credit facility. As of September 30, 2006, $479.6 million is available to be drawn on the revolving credit facility.
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
Concurrently with the 2006 Credit Facility transaction and as described below, we also entered into a $1.4 billion term loan (the “Short Term Loan”), we issued $200 million of trust preferred securities (the “TRUPS”) through GGP Capital Trust I and TRCLP entered into a $500 million term loan (the “Bridge Loan”). All of these arrangements are subject to customary affirmative and negative covenants and events of default.
On May 5, 2006 we fully repaid the Bridge Loan with a portion of the proceeds obtained from the sale of bonds issued by TRCLP. The Bridge Loan bore interest at LIBOR plus 1.3% until May 24, 2006 and at LIBOR plus 1.55% thereafter and was scheduled to be due August 24, 2006. A total of $800 million of senior unsecured notes were issued by TRCLP, providing for semi-annual payments (commencing November 1, 2006) of interest only at a rate of 6.75% and payment of the principal in full on May 1, 2013.
During the quarter ended September 30, 2006, we closed various refinancing transactions on our Consolidated and Unconsolidated Properties. The proceeds of these transactions were used to fully repay the GGP MPTC (which includes Ala Moana) and the $1.4 billion Short Term Loan. The financing (including our share of the Unconsolidated Properties), substantially all of which is individual non-recourse secured property level mortgage debt, has a weighted average interest rate of approximately 5.7%, which is approximately 50 basis points lower than the weighted average rate on the previously outstanding debt that was repaid as a result of these transactions. The refinancing also converted approximately $2 billion of Consolidated and $360 million of Unconsolidated (at our share) variable rate debt to fixed rate debt.
As mentioned above, GGP Capital Trust I, a Delaware statutory trust (the “Trust”) and a wholly–owned subsidiary of GGPLP, completed a private placement of $200 million of TRUPS. The Trust also issued $6.2 million of Common Securities to GGPLP. The Trust used the proceeds from the sale of the TRUPS and Common Securities to purchase $206.2 million of floating rate Junior Subordinated Notes of GGPLP due 2036. The TRUPS require distributions equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date of original issuance. The TRUPS mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of the Junior Subordinated Notes. The Junior Subordinated Notes bear interest at LIBOR plus 1.45%.

Contractual Cash Obligations and Commitments
The following table aggregates the future maturities of our long-term debt (excluding mark-to-market adjustments) as of September 30, 2006.

(In thousands)
2006	$227,354
2007	1,375,840
2008	2,213,994
2009	2,707,017
2010	6,226,666
Subsequent	7,578,141
Total	$20,329,012

During 2006, we completed a number of financing transactions which converted variable-rate debt to fixed rate debt and/or reduced interest rates. As discussed above, we entered into several debt agreements in February 2006. This new debt reduced the interest rates and extended the maturity of approximately $5 billion of unsecured, variable-rate debt. In the third quarter of 2006, we refinanced $3 billion in debt (including our share of the Unconsolidated Properties). These transactions converted $2 billion of consolidated variable-rate debt to fixed-rate debt and reduced the weighted-average interest on such debt by approximately 50 basis points. Based on the contractual maturities included in the table above and a weighted-average interest rate of 5.71% at September 30, 2006, and assuming that no new financing or refinancing transactions occur prior to December 31, 2010, future cash requirements for the payment of interest would be estimated to be approximately $0.3 billion for the three months ended December 31, 2006, $1.1 billion for the years ended December 31, 2007 and 2008, $0.9 billion for the year ended December 31, 2009, $0.8 billion for the year ended December 31, 2010, and $0.4 billion for the periods thereafter.
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
We account for the beneficiaries’ share of earnings from the assets as an operating expense. We will account for any distributions to the beneficiaries in 2009, which could be significant, in connection with a valuation related to assets that we own as of such date as additional investments in the related assets (that is, contingent consideration). Pursuant to the CSA, we delivered shares of our common stock to the beneficiaries totaling 1,059,191 shares (all issued from treasury shares) in August 2006 and 755,828 shares in February 2006 (including 668,333 shares issued from treasury shares).

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
REIT Status
In order to remain qualified as a REIT for federal income tax purposes, General Growth must distribute or pay tax on 100% of capital gains and at least 90% of its ordinary taxable income to stockholders. The following factors, among others, will affect operating cash flow and, accordingly, influence the decisions of the Board of Directors regarding distributions:
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Our outstanding debt and our share of the debt of our Unconsolidated Real Estate Affiliates as of September 30, 2006 were as follows:

(In millions)	Consolidated	Unconsolidated
Variable rate:
Subject to interest rate swaps	$620	$100
Not subject to interest rate swaps	2,993	237

Total	3,613	337
Fixed rate	16,836	3,522

Total	$20,449	$3,859

A 25 basis point increase or decrease in the interest rate on the variable-rate debt not subject to interest rate swaps would increase or decrease annual interest expense and operating cash flows on our consolidated debt by approximately $7 million and on our unconsolidated debt (at our share) by approximately $1 million.

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
Subsequent to the filing of our Annual Report, our management has taken a number of remediation actions to address these material weaknesses in our system of internal controls including hiring additional professional staff, incremental employee technical training and further formalizing and evaluating our controls and processes. We are continuing to implement changes and will assess the operating effectiveness of these changes prior to concluding that our remediation efforts are complete. Although our remediation efforts are not yet finished, management is committed to remediate the material weaknesses as expeditiously as possible and currently believes that they will be remediated by year-end.
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
ITEM 1A. RISK FACTORS
     There have been no significant changes in the Risk Factors described in our 2005 Annual Report on Form 10-K.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities (1)

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares that
			as Part of	May Yet be
	Total	Average	Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid	Plans or	Plans or
Period	Purchased	per Share	Programs	Programs
August 8 - 29, 2006	12,400	$44.65	12,400	$146,083,073
September 1 - 28, 2006	338,200	46.64	338,200	130,308,878

Total	350,600	$46.57	350,600

(1)	On August 3, 2005, we announced that our Board of Directors had authorized, effective immediately, a $200 million per fiscal year common stock repurchase program. Stock repurchases under this program are made through open market or privately negotiated transactions through 2009, unless the program is earlier terminated. The repurchase program gives us the ability to acquire some or all of the shares of common stock to be issued upon the exercise of certain employee stock options and pursuant to the CSA.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION
The following is Unaudited consolidated financial information for our subsidiary, TRCLP, as of September 30, 2006 and December 31, 2005 and for the nine months ended September 30, 2006 and 2005, as discussed in Note 4 to the accompanying Consolidated Financial Statements.
THE ROUSE COMPANY, L.P.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(In thousands)

	September 30,	December 31,
	2006	2005
Assets
Investment in real estate:
Land	$1,345,607	$1,263,288
Buildings and equipment	8,454,439	8,370,635
Less accumulated depreciation	(599,047)	(357,859)
Developments in progress	229,078	203,027

Net property and equipment	9,430,077	9,479,091
Investment in and loans to/from Unconsolidated Real Estate Affiliates	1,190,322	1,192,976
Investment land and land held for development and sale	1,705,852	1,651,063

Net investment in real estate	12,326,251	12,323,130
Cash and cash equivalents	47,806	73,374
Accounts and notes receivable, net	106,981	88,142
Insurance recovery receivable	18,409	63,382
Goodwill	361,897	420,624
Deferred expenses, net	66,343	51,607
Prepaid expenses and other assets	697,913	814,872

Total assets	$13,625,600	$13,835,131

Liabilities and Partners’ Capital
Mortgage notes and other property debt payable	$7,374,719	$6,503,073
Deferred tax liabilities	1,267,302	1,286,576
Accounts payable, accrued expenses and other liabilities	553,946	591,679

Total liabilities	9,195,967	8,381,328

Commitments and contingencies	—	—

Partners’ capital:
Partners’ capital	7,159,433	7,191,001
Accumulated other comprehensive income	(44)	877

Total partners’ capital, before receivable from General Growth Properties, Inc.	7,159,389	7,191,878
Receivable from General Growth Properties, Inc.	(2,729,756)	(1,738,075)

Total partners’ capital	4,429,633	5,453,803

Total liabilities and partners’ capital	$13,625,600	$13,835,131

THE ROUSE COMPANY, L. P.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2006	2005
Revenues:
Minimum rents	$484,651	$456,893
Tenant recoveries	212,392	205,514
Overage rents	9,914	10,064
Land sales	218,023	254,864
Management and other fees	13,044	10,802
Other	35,315	31,239

Total revenues	973,339	969,376

Expenses:
Real estate taxes	63,197	58,571
Repairs and maintenance	59,288	58,302
Marketing	7,132	10,052
Other property operating costs	122,051	141,256
Land sales operations	160,059	208,549
Provision for doubtful accounts	10,912	5,757
Property management and other costs	63,861	25,787
Depreciation and amortization	241,712	246,140

Total expenses	728,212	754,414

Operating income	245,127	214,962

Interest income	3,975	5,040
Interest expense	(251,639)	(185,715)

Income (loss) before income taxes, minority interest and equity in income of unconsolidated real estate affiliates	(2,537)	34,287
Provision for income taxes	(42,567)	(33,762)
Minority interest	(4,764)	(2,947)
Equity in income of unconsolidated real estate affiliates	18,310	4,773

Income (loss) from continuing operations	(31,558)	2,351
Income from discontinued operations	—	6,131

Net income (loss)	$(31,558)	$8,482

Comprehensive income (loss), net:
Net income (loss)	$(31,558)	$8,482
Other comprehensive income:
Net unrealized gains (losses) on financial instruments	(870)	904
Unrealized gains (losses) on available-for-sale securities	(51)	9

Comprehensive income (loss), net	$(32,479)	$9,395

THE ROUSE COMPANY, L.P.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(31,558)	$8,482
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization, including discontinued operations	244,418	251,691
Equity in income of unconsolidated real estate affiliates	(18,310)	(4,773)
Operating distributions received from unconsolidated real estate affiliates	10,547	4,773
Losses (gains) on extinguishment of debt	(3,487)	(267)
Participation expense pursuant to Contingent Stock Agreement	59,197	75,555
Land development and acquisition expenditures	(144,365)	(96,056)
Cost of land sales	78,827	114,162
Provision for doubtful accounts, including discontinued operations	10,912	5,754
Debt assumed by purchasers of land	(5,032)	(5,293)
Proceeds from the sale of marketable securities	—	9,088
Straight-line rent amortization	(19,745)	(19,574)
Above and below market tenant lease amortization	(6,677)	(4,488)
Other intangible amortization	4,975	8,316
Amortization of debt market rate adjustment	(24,014)	(36,175)
Net changes:
Accounts and notes receivable	(15,513)	(11,301)
Other assets	(19,038)	(22,080)
Accounts payable, accrued expenses, and income taxes	72,729	46,301
Other, net	1,511	(2,699)

Net cash provided by operating activities	195,377	321,416

Cash flows from investing activities:
Acquisition/development of real estate and property additions/improvements	(86,290)	(136,061)
Proceeds from sale of property	6,234	—
Increase in investments in unconsolidated real estate affiliates	(20,588)	(9,672)
Distributions received from unconsolidated real estate affiliates in excess of income	21,806	38,278
Change in restricted cash	11,207	(2,480)
Insurance recoveries	25,784	5,000
Other, net	4,822	11,196

Net cash used in investing activities	(37,025)	(93,739)

Cash flows from financing activities:
Proceeds from issuance of mortgage notes and other property debt payable	1,743,000	1,857,037
Principal payments on mortgages notes and other property debt payable	(841,580)	(1,055,357)
Deferred financing costs	(9,444)	(16,458)
Advances to General Growth Properties, Inc.	(1,073,411)	(997,241)
Other, net	(2,485)	(26,199)

Net cash used in financing activities	(183,920)	(238,218)

Net change in cash and cash equivalents	(25,568)	(10,541)
Cash and cash equivalents at beginning of period	73,374	30,196

Cash and cash equivalents at end of period	$47,806	$19,655

Supplemental disclosure of cash flow information:
Interest paid	$287,578	$193,641
Interest capitalized	32,762	36,140
Income taxes paid	29,180	13,218
Transfer of deferred compensation and retirement accounts from TRCLP to GGMI	20,062	—

MANAGEMENT’S DISCUSSION OF TRCLP OPERATIONS AND LIQUIDITY
Revenues
Tenant rents (which includes minimum rents, tenant recoveries, and overage rents) increased in 2006 primarily due to increased rents of approximately $12.2 million from The Shops at La Cantera which opened in September 2005. In addition, tenant rents increased at various properties due to increased occupancy and rental rates as compared to 2005. Lease termination income increased approximately $3.2 million from 2005. Such amounts are normally negotiated based on amounts remaining to be collected on the terminated leases. As a result, lease termination income represents an acceleration, rather than an increase, in revenues collected on such leases. Recoverable expenses at various properties also increased in 2006 due to higher occupancy and property operating expenses. Management and other fees increased in 2006 primarily due to higher development fees. These increases in revenue were partially offset by a $36.8 million decrease in land sales due to decreased sales at our Summerlin and Columbia developments during 2006.
Operating expenses
Real estate taxes increased approximately $4.6 million in 2006 due to increased property taxes at certain properties, including The Shops at La Cantera. Property operating costs decreased and property management and other costs increased primarily as a result of lower allocations of costs to our operating properties in 2006. Real estate taxes, repairs and maintenance and other property operating expenses are generally recoverable from tenants and the increases in these expenses are generally consistent with the increases in tenant recovery revenues. The provision for doubtful accounts increased $5.2 million in 2006 which is primarily due to Oakwood Center, which was damaged in the third quarter of 2005 (Note 5). With respect to the Master Planned Communities, although land sale revenues and sales pace declined in 2006 as compared to 2005, we expect the full year land sale revenues to exceed 2005 based upon anticipated sales and executed, but not yet closed, contracts. The decrease in depreciation and amortization is primarily attributed to non-recurring adjustments in 2005 related to changes in the estimated fair values of assets related to the acquisition by General Growth. This decrease was partially offset by an increase in depreciation and amortization as a result of redevelopments and the opening of The Shops at La Cantera.
Net income (loss)
Interest expense increased as a result of higher interest rates and higher outstanding debt balances. The increase in the provision for income taxes is primarily attributable to the increases in operating results at the master planned communities.
Cash position at September 30, 2006
TRCLP’s cash and cash equivalents decreased $25.6 million to $47.8 million as of September 30, 2006 as compared to December 31, 2005. The cash position of TRCLP is largely determined at any point in time by the relative short-term demands for cash by TRCLP and General Growth, TRCLP’s parent. Advances to General Growth by TRCLP increased in 2006, which is primarily due to $800.0 million from the sale of bonds by TRCLP. TRCLP expects to remain current with respect to its debt obligations and be able to access additional funds as required from General Growth.

ITEM 6. EXHIBITS
10.1	Amendment dated November 8, 2006 and effective January 1, 2007 to General Growth Properties, In. 1998 Incentive Stock Plan.

10.2	Amendment dated November 8, 2006 and effective January 1, 2007 to General Growth Properties, Inc. 2003 Incentive Stock Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of September 30, 2006. The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL GROWTH PROPERTIES, INC.
(Registrant)

Date: November 8, 2006	by:	/s/: Bernard Freibaum Bernard Freibaum
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Accounting Officer)

EXHIBIT INDEX
10.1	Amendment dated November 8, 2006 and effective January 1, 2007 to General Growth Properties, In. 1998 Incentive Stock Plan.

10.2	Amendment dated November 8, 2006 and effective January 1, 2007 to General Growth Properties, Inc. 2003 Incentive Stock Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of September 30, 2006. The registrant agrees to furnish a copy of such agreements to the SEC upon request.