Form 10-K
period 2006-12-31
GENERAL GROWTH PROPERTIES INC
filed 2007-03-01
CIK 895648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

On June 30, 2006, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $9.6 billion based upon the closing price of the common stock on the New York Stock Exchange composite tape on such date.

As of February 23, 2007, there were 243,769,536 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual stockholders meeting to be held on May 15, 2007 are incorporated by reference into Part III.

GENERAL GROWTH PROPERTIES, INC.

Annual Report on Form 10-K
December 31, 2006

i

PART I

Item 1.	Business

All references to numbered Notes are to specific footnotes to the Consolidated Financial Statements of General Growth Properties, Inc. (“GGP” or the “Company”) as included in this Annual Report on Form 10-K (“Annual Report”). The descriptions included in such Notes are incorporated into the applicable Item response by reference. The following discussion should be read in conjunction with such Consolidated Financial Statements and related Notes. The terms “we,” “us” and “our” may also be used to refer to General Growth and its subsidiaries. See also the Glossary at the end of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for definitions of selected terms used in this Annual Report.

Overview

GGP is a self-administered and self-managed real estate investment trust, referred to as a “REIT.” GGP is a Delaware corporation and was organized in 1986.

Our business is focused in two main areas:

•	Retail and Other — includes the operation, development and management of retail and other rental property, primarily shopping centers

•	Master Planned Communities — includes the development and sale of land, primarily in large-scale, long-term community development projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas

We own one hundred percent of many of our properties and a majority or controlling interest of certain others. As a result, these properties are consolidated under generally accepted accounting principles (“GAAP”) and we refer to them as the “Consolidated Properties.” Some properties are held through joint venture entities in which we own a non-controlling interest (“Unconsolidated Real Estate Affiliates”) and we refer to those properties as the “Unconsolidated Properties.” Collectively, we refer to the Consolidated Properties and Unconsolidated Properties as our “Company Portfolio.”

We generally make all key strategic decisions for our Consolidated Properties. However, in connection with the Unconsolidated Properties, such strategic decisions are made with the respective stockholders, members or joint venture partners. We are also the asset manager for most of the Company Portfolio, executing the strategic decisions and overseeing the day-to-day property management functions, including operations, leasing, construction management, maintenance, accounting, marketing and promotional services. With respect to jointly owned properties, we generally conduct the management activities through one of our taxable REIT subsidiaries (“TRS”). As of December 31, 2006, we managed the properties for 20 of our unconsolidated joint ventures and 13 of our consolidated joint ventures. Our joint venture partners or other third parties managed the properties for 14 of our unconsolidated joint ventures and one of our consolidated joint ventures.

General Development of Business

Prior to 2005, acquisitions had been a key contributor to our growth. In 2004, for example, acquisitions totaled over $16 billion, largely due to the $14 billion acquisition of The Rouse Company in November (the “TRC Merger”). In 2005 and 2006, however, acquisitions were minimal and our operational focus was on the following:

•	Development activities, including ground-up development and redevelopment and expansion of existing properties. In 2006, we substantially completed the ground-up development of Pinnacle Hills Promenade in Rogers, Arkansas; Otay Ranch Town Center in Chula Vista (San Diego), California; Lincolnshire Commons in Lincolnshire (Chicago), Illinois; and Shopping Leblon in Rio de Janeiro, Brazil. During 2006, we completed 33 development projects totaling over $250 million. Unlike prior years when our developments consisted almost exclusively of traditional shopping malls, our current development activity includes alternative uses and densification. Certain of our current developments include residential, hotel and office space. Development expenditures, including ground-up developments, redevelopments and expansions, exceeded $600 million in 2006 and are expected to approximate $1 billion in 2007.

•	Continued maximization of our retail operations through proactive property management and leasing and through operating cost reductions. Specific actions to increase productivity of our properties have included changing the tenant mix and integrating new retail formats such as power, lifestyle and mixed use centers.

•	Increasing our international focus, which includes both attracting international retailers into our existing domestic centers and investing in retail properties overseas. As of December 31, 2006, we had investments in joint ventures in Brazil, Turkey and Costa Rica totaling approximately $128.0 million. Our joint ventures in Brazil have ownership interests in five operating retail centers, two third-party management companies, and two retail centers under development and our joint ventures in Turkey own a third party management company and one retail center under development.

•	As the TRC Merger was primarily funded with new acquisition debt, management and refinancing of our current debt.

Financial Information About Industry Segments

Information regarding our segments is incorporated herein by reference to Note 16.

Narrative Description of Business

Retail and Other Segment

Our Retail and Other segment consists of retail centers, office and industrial buildings and mixed-use and other properties.

Retail Portfolio

The Retail Portfolio is comprised primarily of regional shopping centers, but also includes festival market places, urban mixed-use centers and strip/community centers. Most of our shopping centers are strategically located in major and middle markets where they have strong competitive positions. Most of these properties contain at least one major department store as an Anchor. As of December 31, 2006, we had ownership interest in or management responsibility for a portfolio of over 200 regional shopping malls in 44 states. We also own non-controlling interests in various international joint ventures in Brazil, Turkey and Costa Rica. We believe the Retail Portfolio’s geographic diversification should mitigate the effects of regional economic conditions and local factors.

A detailed listing of the principal properties in our Retail Portfolio is included in Item 2 of this Annual Report.

The majority of the income from the properties in the Retail Portfolio is derived from rents received through long-term leases with retail tenants. These long-term leases generally require the tenants to pay base rent which is a fixed amount specified in the lease. The base rent is often subject to scheduled increases during the term of the lease. Another component of income is overage rent. Overage rent is paid by a tenant generally if its sales exceed an agreed upon minimum amount. Overage rent is calculated by multiplying the sales in excess of the minimum amount by a percentage defined in the lease, the majority of which is earned in the fourth quarter. Historically, our leases have included both a base rent component and a component which requires tenants to pay amounts related to all, or substantially all, of their share of real estate taxes and certain property operating expenses, including common area maintenance and insurance. The portion of these leases attributable to real estate tax and operating expense recoveries are recorded as “Tenant recoveries.” Recently, however, we have structured our new tenant leases such that a higher proportion of our rental revenues represent operating expense recoveries. This change has resulted in a shift between minimum rents and tenant recoveries.

The following table reflects retail tenant representation by category for the domestic Consolidated Properties as of December 31, 2006. In general, similar percentages existed for the Unconsolidated Properties.

Category	% of Square Feet	Representative Tenants

Specialty (includes personal services)	22%	Lenscrafters, Mastercuts, Mia & Maxx, Pearl Vision, The Picture People, Regis
Family Apparel (includes unisex)	15	Banana Republic, Eddie Bauer, Express, Gap, J. Crew, Old Navy
Women’s Apparel	13	Ann Taylor, bebe, Chico’s, Christopher & Banks, Coldwater Creek, H & M, J. Jill, Lane Bryant, New York & Co., Talbot’s, Victoria’s Secret
Teen Apparel	9	Abercrombie & Fitch, Aeropostale, American Eagle, Forever 21, Hollister & Co., Hot Topic, Limited Too, Pacific Sunwear, Zumiez
Shoes	9	Aldo, Champ’s, Easy Spirit, Finish Line, FootLocker, Journeys, Nine West, Payless Shoesource, Shoe Dept
Restaurants	7	Applebee’s, Cheesecake Factory, Maggiano’s, Panera Bread, PF Chang’s, Red Robin, Ruby Tuesday, TGI Friday’s
Home Entertainment and Electronics	4	Apple Computer, Brookstone, EB Games, FYE, Gamestop, RadioShack, Ritz Camera, Sharper Image, Suncoast
Home Furnishings	4	Bombay, Crate & Barrel, Kirkland’s, Pottery Barn, Select Comfort, Williams-Sonoma, Z Gallerie
Sporting Goods	3	Dick’s Sporting Goods, Hibbett’s, MC Sports, Pro Image, Scheel’s All Sports
Gifts (includes stationery, cards, gifts and novelty)	3	Carlton Cards, Hallmark, Papyrus, Spencer Gifts, Things Remembered, Yankee Candle
Fast Food/Food Court	3	Arby’s, Auntie Anne’s, Chick-Fil-A, McDonald’s, Sbarro, Subway, Taco Bell
Jewelry	3	Bailey, Banks, & Biddle; Ben Bridge Jewelers; Helzberg Diamonds; Kay Jewelers; Piercing Pagoda; Whitehall Co. Jewellers; Zales Jewelers
Children’s Merchandise	2	Abercrombie Kids, Build-A-Bear Workshop, Children’s Place, Club Libby Lu, Gap Kids, Gymboree, Janie & Jack, Stride Rite
Personal Care	2	Aveda, Bath & Body Works, Crabtree & Evelyn, M.A.C., L’Occitane, Origins, Sephora, Trade Secret
Specialty Food (includes health, candy and coffee)	1	Gloria Jean’s Gourmet Coffee, GNC, Godiva Chocolatier, Rocky Mountain Chocolate Factory, Starbucks, Vitamin World

TOTAL	100%

As of December 31, 2006, our largest tenant (based on common parent ownership) accounted for approximately 4% of consolidated rents.

Other Office, Industrial and Mixed-Use Buildings

Office and other properties are located primarily in the Baltimore/Washington, D.C. and Las Vegas markets or are components of large-scale mixed-use properties (which include retail, parking and other uses) located in other urban markets. Including properties adjacent to our retail centers, we own approximately 7 million square feet of leasable office and industrial space.

Master Planned Communities Segment

The Master Planned Communities segment is comprised primarily of the following large-scale, long-term community development projects:

		As of December 31, 2006
		Total	Remaining
		Gross	Saleable
Project	Location	Acres(1)	Acres(2)

Columbia	Baltimore, Maryland/Washington D.C. corridor	18,000	417
Fairwood	Prince George’s County, Maryland	1,100	163
Summerlin	Northwest of Las Vegas, Nevada	22,500	6,415
Bridgeland	Western Houston, Texas	10,200	6,519
Woodlands(3)	Houston, Texas	28,400	3,002

(1)	Total Gross Acres encompasses all of the land located within the borders of the Master Planned Community, including parcels already sold, saleable parcels and non-saleable areas, such as roads, parks and recreation and conservation areas.

(2)	Remaining Saleable Acres includes only parcels that are intended for sale. Remaining saleable acres is likely to change over time as the master plan for a particular project is developed over time.

(3)	We own 52.5% of Woodlands. Total gross acres and remaining saleable acres represent 100% of the project.

We develop and sell land in these communities to builders and other developers for residential, commercial and other uses. Additionally, certain saleable land within these properties may be transferred to our Retail and Other segment to be developed as commercial properties for either our own use or to be operated as investment rental property.

Other Business Information

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

Within our Retail Portfolio, we compete for retail tenants. We believe the principal factors that retailers consider in making their leasing decision include:

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

We also compete to acquire land for new site development and to acquire existing retail properties. We believe that we have a competitive advantage with respect to acquisitions for the following reasons:

•	Subject to certain limitations, the funds necessary for cash acquisitions are available to us from a combination of sources, including mortgage or unsecured financing or the issuance of public or private debt or equity.

•	We have the flexibility to pay for an acquisition with a combination of cash, GGP equity securities or common or preferred units of limited partnership interest in the Operating Partnership. This last approach may create the opportunity for a tax-advantaged transaction for the seller.

•	Our expertise allows us to evaluate proposed acquisitions of existing retail properties for their increased profit potential through expansion, remodeling, re-merchandising and more efficient management of the property.

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

In our Master Planned Communities segment, we compete with other landholders and residential and commercial property developers in the development of properties within the Baltimore/Washington, D.C., Las Vegas and Houston markets. Significant factors affecting our competition in this business include:

•	The size and scope of our master planned communities

•	The recreational and cultural amenities available within the communities

•	The commercial centers in the communities

•	Our relationships with homebuilders

•	The proximity to major metropolitan areas

We believe our projects offer significant advantages when viewed against these criteria.

Environmental Matters

Under various Federal, state and local laws and regulations, an owner of real estate is liable for the costs of removal or remediation of certain hazardous or toxic substances on such real estate. These laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of such hazardous or toxic substances. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner’s ability to sell such real estate or to borrow using such real estate as collateral. In connection with our ownership and operation of our properties, we, or the relevant joint venture through which the property is owned, may be potentially liable for such costs.

Substantially all of our properties have been subject to Phase I environmental assessments, which are intended to evaluate the environmental condition of the surveyed and surrounding properties. The Phase I environmental assessments included a historical review, a public records review, a preliminary investigation of the site and surrounding properties, screening for the presence of asbestos, polychlorinated biphenyls (“PCBs”) and underground storage tanks and the preparation and issuance of a written report, but do not include soil sampling or subsurface investigations. A Phase II assessment, when necessary, was conducted to further investigate any issues raised by the Phase I assessment. In each case where Phase I and/or Phase II assessments resulted in specific recommendations for remedial actions required by law, management has either taken or scheduled the recommended action.

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

Future development opportunities may require additional capital and other expenditures in order to comply with Federal, state and local statutes and regulations relating to the protection of the environment. We can not predict with any certainty the magnitude of any such expenditures or the long-range effect, if any, on our operations. Compliance with such laws has had no material adverse effect on our operating results or competitive position in the past.

Employees

As of February 23, 2007, we had approximately 4,700 employees.

Qualification as a Real Estate Investment Trust and Taxability of Distributions

GGP currently qualifies as a real estate investment trust pursuant to the requirements contained in Sections 856-858 of the Internal Revenue Code of 1986, as amended (the “Code”). If, as we contemplate, such qualification continues, GGP will not be subject to Federal tax on its real estate investment trust taxable income. During 2006, GGP distributed (or was deemed to have distributed) 100% of its taxable income to its common stockholders (Note 7).

Available Information

Our Internet website address is www.ggp.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available and may be accessed free of charge through the Investment section of our Internet website under the Shareholder Info subsection, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC. Our Internet website and information contained therein or connected thereto are not intended to be incorporated into this Annual Report.

Item 1A.  Risk Factors

Risks Related to Real Estate Investments

We invest primarily in regional shopping centers and other retail properties, which are subject to a number of significant risks which are beyond our control

Real property investments are subject to varying degrees of risk that may affect the ability of our retail properties to generate sufficient revenues. A number of factors may decrease the income generated by a retail property, including:

•	The regional and local economy, which may be negatively impacted by plant closings, industry slowdowns, adverse weather conditions, natural disasters and other factors

•	Local real estate conditions, such as an oversupply of, or a reduction in demand for, retail space or retail goods, and the availability and creditworthiness of current and prospective tenants

•	Perceptions by retailers or shoppers of the safety, convenience and attractiveness of the retail property

•	The convenience and quality of competing retail properties and other retailing options such as the Internet

•	Changes in laws and regulations applicable to real property, including tax and zoning laws

•	Changes in interest rate levels and the availability and cost of financing

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

Bankruptcy or store closures of tenants may decrease our revenues and available cash

Our leases generally do not contain provisions designed to ensure the creditworthiness of the tenant, and a number of companies in the retail industry, including some of our tenants, have declared bankruptcy or voluntarily closed certain of their stores in recent years. The bankruptcy or closure of a major tenant, particularly an Anchor tenant, may have a material adverse effect on the retail properties affected and the income produced by these properties and may make it substantially more difficult to lease the remainder of the affected retail properties. As a result, the bankruptcy or closure of a major tenant and potential additional closures as a result of co-tenancy requirements could result in a lower level of revenues and cash available for distribution to our stockholders.

We may be negatively impacted by department store consolidations

Department store consolidations, such as Federated’s acquisition of May Department Stores and the break up of Saks Holdings, Inc., are resulting in the closure of existing department stores and we may be unable to re-lease this area or to re-lease it on comparable or more favorable terms. Other tenants may be entitled to modify the terms of their existing leases, including those pertaining to rent payment, in the event of such closures. Additionally, department store closures could result in decreased customer traffic which could lead to decreased sales at other stores. We may pay more to acquire an Anchor store location in order to avoid these potential decreases as well as to avoid the transfer of certain approval rights typically associated with such locations. Consolidations may also negatively affect current and future development and redevelopment projects.

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

Risks Related to our Business

We develop and expand properties, and this activity is subject to various risks

We intend to continue to pursue development and expansion activities as opportunities arise. In connection with any development or expansion, we will be subject to various risks, including the following:

•	We may abandon development or expansion activities already under way, which may result in additional cost recognition

•	Construction costs of a project may exceed original estimates or available financing, possibly making the project unfeasible or unprofitable

•	We may not be able to obtain financing or to refinance construction loans, which generally have full recourse to us

•	We may not be able to obtain zoning, occupancy or other required governmental permits and authorizations

•	Occupancy rates and rents at a completed project may not meet projections and, therefore, the project may not be profitable

•	We may not be able to obtain Anchor, mortgage lender and property partner approvals, if applicable, for expansion or redevelopment activities

If a development project is unsuccessful, our loss could exceed our investment in the project.

We may incur costs to comply with environmental laws

Under various federal, state or local laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property, and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by the parties in connection with the contamination. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous or toxic substances. The presence of contamination or the failure to remediate contamination may adversely affect the owner’s ability to sell or lease real estate or to borrow using the real estate as collateral. Other federal, state and local laws, ordinances and regulations require abatement or removal of asbestos-containing materials in the event of demolition or certain renovations or remodeling, the cost of which may be substantial for some of our redevelopments and also govern emissions of and exposure to asbestos fibers in the air. Federal and state laws also regulate the operation and removal of underground storage tanks. In connection with the ownership, operation and management of our properties, we could be held liable for the costs of remedial action with respect to these regulated substances or tanks or related claims.

Our properties have been subjected to varying degrees of environmental assessment at various times. However, the identification of new areas of contamination, a change in the extent or known scope of contamination or changes in cleanup requirements could result in significant costs to us.

We are in a competitive business

There are numerous shopping facilities that compete with our properties in attracting retailers to lease space. In addition, retailers at our properties face continued competition from other regional shopping centers, including outlet malls and other discount shopping centers, discount shopping clubs, catalog companies, internet sales and telemarketing. Competition of this type could adversely affect our revenues and cash available for distribution to our stockholders.

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

We may not be able to obtain capital to make investments

We depend primarily on external financing to fund the growth of our business. This is because one of the requirements of the Internal Revenue Code of 1986, as amended, which we refer to as the “Code,” for a REIT generally is that it distribute or pay tax on 100% of its capital gains and distribute at least 90% of its ordinary taxable income to its stockholders. Our access to debt or equity financing depends on banks’ willingness to lend to us and on conditions in the capital markets in general. We and other companies in the real estate industry have experienced less favorable terms for bank loans and capital markets financing from time to time. Although we believe, based on current market conditions, that we will be able to finance investments we wish to make in the foreseeable future, financing might not be available on acceptable terms or may be affected by the amount of debt we have outstanding as a result of the TRC Merger.

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

Inflation may adversely affect our financial condition and results of operations

Should inflation increase in the future, we may experience any or all of the following:

•	Decreasing tenant sales as a result of decreased consumer spending which could result in lower overage rents

•	Difficulty in replacing or renewing expiring leases with new leases at higher base and/or overage rents

•	An inability to receive reimbursement from our tenants for their share of certain operating expenses, including common area maintenance, real estate taxes and insurance

Inflation also poses a potential threat to us due to the probability of future increases in interest rates. Such increases would adversely impact us due to our outstanding variable-rate debt as well as result in higher interest rates on new fixed-rate debt.

We have certain ownership interests outside the United States which may increase in relative significance over time

We hold interests in joint venture properties in Brazil, Turkey and Costa Rica. We expect to pursue additional expansion opportunities outside the United States. International development and ownership activities carry risks that are different from those we face with our domestic properties and operations. These risks include:

•	Difficulties in managing international operations

•	Changes in foreign political environments, regionally, nationally, and locally

•	Challenges of complying with a wide variety of foreign laws including corporate governance, operations, taxes and litigation

•	Differing lending practices

•	Differences in cultures

•	Adverse effects of changes in exchange rates for foreign currencies

•	Changes in applicable laws and regulations in the United States that affect foreign operations

•	Obstacles to the repatriation of earnings and cash

Although our international activities currently are a relatively small portion of our business (international properties represented less than 1% of the NOI of all of our properties in 2006), to the extent that we expand our international activities, these risks could increase in significance and adversely affect our results of operations and financial condition.

Risks Related to our Organizational and Financial Structure that Give Rise to Operational and Financial Risks

Our substantial indebtedness could adversely affect our financial health and operating flexibility

We have a substantial amount of indebtedness. As of December 31, 2006, we had an aggregate consolidated indebtedness outstanding of approximately $20.5 billion (Note 6). Approximately $5.5 billion of our aggregate indebtedness was unsecured, recourse indebtedness of the Operating Partnership and consolidated subsidiaries, while approximately $15.0 billion was secured by our properties. A majority of the secured indebtedness was non-recourse to us. This indebtedness does not include our proportionate share of indebtedness incurred by our Unconsolidated Properties. As a result of this substantial indebtedness, we are required to use a material portion of our cash flow to service principal and interest on our debt, which will limit the cash flow available for other desirable business opportunities.

Our substantial indebtedness could have important consequences to us and the value of our common stock, including:

•	Limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our growth strategy or other purposes

•	Limiting our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to service the debt

•	Increasing our vulnerability to general adverse economic and industry conditions, including increases in interest rates, particularly given our substantial indebtedness which bears interest at variable rates

•	Limiting our ability to capitalize on business opportunities, including the acquisition of additional properties, and to react to competitive pressures and adverse changes in government regulation

•	Limiting our ability or increasing the costs to refinance indebtedness

•	Limiting our ability to enter into marketing and hedging transactions by reducing the number of counterparties with whom we can enter into such transactions as well as the volume of those transactions

The terms of the 2006 Credit Facility, and certain other debt, require us to satisfy certain customary affirmative and negative covenants and to meet financial ratios and tests including ratios and tests based on leverage, interest coverage and net worth. The covenants under our debt affect, among other things, our ability to:

•	Incur indebtedness

•	Create liens on assets

•	Sell assets

•	Make capital expenditures

•	Engage in mergers and acquisitions

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

Payments by our direct and indirect subsidiaries of dividends and distributions to us may be adversely affected by prior payments to these subsidiaries’ creditors and preferred security holders

Substantially all of our assets are owned through our general partnership interest in the Operating Partnership, including TRCLP. The Operating Partnership holds substantially all of its properties and assets through subsidiaries, including subsidiary partnerships, limited liability companies and corporations that have elected to be taxed as REITs. The Operating Partnership therefore derives substantially all of its cash flow from cash distributions to it by its subsidiaries, and we, in turn, derive substantially all of our cash flow from cash distributions to us by the Operating Partnership. The creditors and preferred security holders, if any, of each of our direct and indirect subsidiaries are entitled to payment of that subsidiary’s obligations to them, when due and payable, before that subsidiary may make distributions to us. Thus, the Operating Partnership’s ability to make distributions to its partners, including us, depends on its subsidiaries’ ability first to satisfy obligations to their creditors and preferred security holders, if any, and then to make distributions to the Operating Partnership. Similarly, our ability to pay dividends to holders of our common stock depends on the Operating Partnership’s ability first to satisfy its obligations to its creditors and preferred security holders and then to make distributions to us.

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

If, with respect to any taxable year, we fail to maintain our qualification as a REIT, we would not be allowed to deduct distributions to stockholders in computing our taxable income and federal income tax. The corporate level income tax, including any applicable alternative minimum tax, would apply to our taxable income at regular corporate rates. As a result, the amount available for distribution to stockholders would be reduced for the year or years involved, and we would no longer be required to make distributions. In addition, unless we were entitled to relief under the relevant statutory provisions, we would be disqualified from treatment as a REIT for four subsequent taxable years. Notwithstanding that we currently intend to operate in a manner designed to allow us to qualify as a REIT, future economic, market, legal, tax or other considerations may cause us to determine that it is in our best interest and the best interest of our stockholders to revoke the REIT election.

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

Selected Provisions of our Charter Documents.  Our board of directors is divided into three classes of directors. Directors of each class are chosen for three-year staggered terms. Staggered terms of directors may reduce the possibility of a tender offer or an attempt to change control of our company, even though a tender offer or change in control might be in the best interest of our stockholders. Our charter authorizes the board of directors:

•	To cause us to issue additional authorized but unissued shares of common stock or preferred stock

•	To classify or reclassify, in one or more series, any unissued preferred stock

•	To set the preferences, rights and other terms of any classified or reclassified stock that we issue

Stockholder Rights Plan.  We have a stockholder rights plan which will impact a potential acquirer unless the acquirer negotiates with our board of directors and the board of directors approves the transaction.

Selected Provisions of Delaware Law.  We are a Delaware corporation, and Section 203 of the Delaware General Corporation Law applies to us. In general, Section 203 prevents an “interested stockholder,” as defined in the next sentence, from engaging in a “business combination,” as defined in the statute, with us for three years following the date that person becomes an interested stockholder unless one or more of the following occurs:

•	Before that person became an interested stockholder, our board of directors approved the transaction in which the interested stockholder became an interested stockholder or approved the business combination

•	Upon completion of the transaction that resulted in the interested stockholder becoming an interested stockholder, the interested stockholder owned at least 85% of our voting stock outstanding at the time the transaction commenced, excluding for purposes of determining the voting stock outstanding (but not the outstanding voting stock owned by the interested stockholder) stock held by directors who are also officers of the company and by employee stock plans that do not provide employees with the right to determine confidentially whether shares held under the plan will be tendered in a tender or exchange offer

•	Following the transaction in which that person became an interested stockholder, the business combination is approved by our board of directors and authorized at a meeting of stockholders by the affirmative vote of the holders of at least two-thirds of our outstanding voting stock not owned by the interested stockholder

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

We have significant obligations under a Contingent Stock Agreement we assumed in the TRC Merger

We have assumed the obligations of TRC under a Contingent Stock Agreement, which we refer to as the “CSA.” The assumption includes the obligation under the CSA to issue shares of common stock twice a year to the beneficiaries under the CSA and certain indemnification obligations. The number of shares is based upon our stock price and upon a formula set forth in the CSA. In addition, the CSA requires a valuation of certain assets that we own as of December 31, 2009, which is expected to result in the issuance of a significant number of additional shares to the beneficiaries under the CSA. Such issuances would be dilutive to our existing stockholders if we are unable to repurchase a corresponding number of shares through our publicly announced stock repurchase program.

Risks Related to our Common Stock

Our common stock price may be volatile, and consequently investors may not be able to resell their common stock at or above their purchase price

The price at which our common stock will trade may be volatile and may fluctuate due to factors such as:

•	Our historical and anticipated quarterly and annual operating results

•	Variations between our actual results and analyst and investor expectations or changes in financial estimates and recommendations by securities analysts

•	The performance and prospects of our industry

•	The depth and liquidity of the market for our common stock

•	Investor perception of us and the industry in which we operate

•	Domestic and international economic conditions

•	The extent of institutional investor interest in us

•	The reputation of REITs generally and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate companies, and fixed income securities

•	Our financial condition and performance

•	General market conditions and trends

Fluctuations may be unrelated to or disproportionate to our financial performance. These fluctuations may result in a material decline in the trading price of our common stock.

Future sales of our common stock may depress our stock price

As of December 31, 2006, approximately 58.3 million shares of common stock were issuable upon exercise of conversion and/or redemption rights as to units of limited partnership interest in the Operating Partnership. Under our shelf registration statement, we may offer from time to time up to approximately $1.5 billion worth of common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and/or purchase units. An additional 14.5 million shares of our common stock are reserved for issuance to meet our obligations under the CSA we assumed in connection with the TRC Merger. In addition, we have reserved a number of shares of common stock for issuance under our option and other benefit plans for employees and directors and in connection with certain other obligations, and these shares will be available for sale from time to time. Although we have publicly announced a stock repurchase program which may offset the dilution resulting from issuances pursuant to the CSA and one of our employee option plans, there is no certainty that we will be successful in acquiring a sufficient number of shares at an acceptable price to accomplish this goal. No prediction can be made as to the effect, if any, that these and other future sales of our common stock, or the availability of common stock for future sales, will have on the market price of the stock. Sales in the public market of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock.

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

Forward-Looking Information

We may make forward-looking statements in this Annual Report and in other reports which we file with the SEC. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others.

Forward-looking statements include:

•	Projections of our revenues, income, earnings per share, Funds From Operations, capital expenditures, dividends, capital structure or other financial items

•	Descriptions of plans or objectives of our management for future operations, including pending acquisitions

•	Forecasts of our future economic performance

•	Descriptions of assumptions underlying or relating to any of the foregoing

In this Annual Report, for example, we make forward-looking statements discussing our expectations about:

•	Future repayment of debt and interest rates

•	Distributions pursuant to the Contingent Stock Agreement

•	Expected sales and development and acquisition expenditures in our Master Planned Communities segment

•	Expected restructurings of certain of our operating properties that are currently owned by TRS entities

•	Future cash needed to meet federal income tax requirements

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

There are several factors, many beyond our control, which could cause results to differ significantly from our expectations. Factors such as credit, market, operational, liquidity, interest rate and other risks are described elsewhere in this Annual Report. Any factor described in this Annual Report could by itself, or together with one or more other factors, adversely affect our business, results of operations or financial condition. There are also other factors that we have not described in this Annual Report that could cause results to differ from our expectations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our investment in real estate as of December 31, 2006 consisted of our interests in the properties in our Retail and Other and Master Planned Communities segments. We, generally, own the land underlying the properties in our Retail and Other segment. However, at certain of the properties, all or part of the underlying land is owned by a third party that leases the land to us pursuant to a long-term ground lease. The leases generally contain various purchase options and typically provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. Information regarding encumbrances on these properties is included in Schedule III of this Annual Report.

The following tables set forth certain information regarding the Consolidated Properties and the Unconsolidated Properties in our Retail Portfolio as of December 31, 2006. These tables do not reflect subsequent activity in 2007 including purchases, sales or consolidations of Anchor stores. Anchors include all stores with Gross Leasable Area greater than 30,000 square feet.

Combined occupancy for Consolidated Properties and Unconsolidated Properties as of December 31, 2006 was approximately 93.6%.

Consolidated Retail Properties

		GLA
			Mall and		Anchor
Name of Center	Location(1)	Total	Freestanding	Anchors/Significant Tenants	Vacancies

Ala Moana Center	Honolulu, HI	1,773,537	826,929	Barnes & Noble, Macy’s, Neiman Marcus, Old Navy, Sears, Shirokiya	—
Alameda Plaza	Pocatello, ID	190,341	190,341	—	2
Anaheim Crossing(2)(3)	Anaheim, CA	92,170	92,170	N/A	N/A
Animas Valley Mall	Farmington, NM	490,739	241,274	Allen Theatres, Dillard’s, JCPenney, Ross Dress for Less, Sears	—
Apache Mall(2)	Rochester, MN	752,330	269,338	Herberger’s, JCPenney, Macy’s, Sears	—
Arizona Center(2)	Phoenix, AZ	164,881	78,878	AMC Theatres	—
Augusta Mall(2)	Augusta, GA	1,073,562	324,339	Dillard’s, JCPenney, Macy’s, Sears	1
Austin Bluffs Plaza	Colorado Springs, CO	107,402	107,402	Longs Drugs	1
Bailey Hills Village	Eugene, OR	11,887	11,887	N/A	N/A
Baskin Robbins	Idaho Falls, ID	1,814	1,814	N/A	N/A
Baybrook Mall	Friendswood (Houston), TX	1,243,195	342,586	Dillard’s, JCPenney, Macy’s, Sears	1
Bayshore Mall(2)	Eureka, CA	613,371	393,113	Gottschalks, Mervyn’s, Sears	—
Bayside Marketplace(2)	Miami, FL	226,289	226,289	N/A	N/A
Beachwood Place	Beachwood, OH	905,486	325,906	Dillard’s, Nordstrom, Saks Fifth Avenue	—
Bellis Fair	Bellingham (Seattle), WA	773,050	334,726	JCPenney, Kohl’s, Macy’s, Macy’s Home Store, Sears, Target	—
Birchwood Mall	Port Huron (Detroit), MI	787,222	330,993	GKC Theaters, JCPenney, Macy’s, Sears, Target, Younkers	—
Boise Plaza	Boise, ID	114,404	114,404	Albertson’s, Burlington Coat Factory	—
Boise Towne Plaza(3)	Boise, ID	116,677	116,677	Circuit City, Linens ’N Things, Old Navy	—
Boise Towne Square	Boise, ID	1,165,352	495,323	JCPenney, Dillard’s, Macy’s, Mervyn’s, Sears	—
The Boulevard Mall	Las Vegas, NV	1,184,547	396,511	Dillard’s, JCPenney, Macy’s, Sears	—
Burlington Town Center(3)	Burlington, VT	308,770	162,017	Macy’s	—
Cache Valley Mall	Logan, UT	321,723	175,891	Dillard’s, Dillard’s Men’s & Home, JCPenney	—
Cache Valley Marketplace	Logan, UT	179,996	179,996	Home Depot, Olive Garden, T.J. Maxx	—
Canyon Point Village Center	Las Vegas, NV	57,229	57,229	N/A	N/A
Capital Mall	Jefferson City, MO	518,880	285,803	Dillard’s, JCPenney, Sears	—
Century Plaza	Birmingham, AL	738,867	252,911	Sears	3

		GLA
			Mall and		Anchor
Name of Center	Location(1)	Total	Freestanding	Anchors/Significant Tenants	Vacancies

Chapel Hills Mall	Colorado Springs, CO	1,211,271	415,832	Dick’s Sporting Goods, Dillard’s, JCPenney, Kmart, Macy’s, Sears	1
Chico Mall	Chico, CA	502,891	177,308	Gottschalks, Gottschalks Home Store, JCPenney, Sears	1
Coastland Center	Naples, FL	910,759	320,369	Dillard’s, JCPenney, Macy’s, Sears	—
Collin Creek	Plano, TX	1,118,408	328,325	Dillard’s, JCPenney, Macy’s, Sears	1
Colony Square Mall	Zanesville, OH	514,951	268,169	Cinemark, Elder-Beerman, JCPenney, Sears	—
Columbia Mall	Columbia, MO	747,626	326,566	Dillard’s, JCPenney, Sears, Target	—
Coral Ridge Mall	Coralville (Iowa City), IA	1,075,581	420,416	Dillard’s, JCPenney, Scheel’s, Sears, Target, Younkers	—
Coronado Center(2)	Albuquerque, NM	1,151,919	377,590	Barnes & Noble, JCPenney, Macy’s, Mervyn’s, Sears, Target	—
Cottonwood Mall	Salt Lake City, UT	734,018	354,510	JCPenney, Macy’s	—
Cottonwood Square(2)	Salt Lake City, UT	77,079	77,079	—	1
Country Hills Plaza	Ogden, UT	140,097	140,097	McKay-Dee Hospital Center, Smith’s Food King	—
The Crossroads	Portage (Kalamazoo), MI	769,821	266,861	JCPenney, Macy’s, Sears	1
Crossroads Center	St. Cloud, MN	890,078	284,398	JCPenney, Macy’s, Scheel’s, Sears, Target	—
Cumberland Mall	Atlanta, GA	1,037,629	387,407	Costco, Macy’s, Sears	—
Division Crossing	Portland, OR	100,910	100,910	Rite Aid, Safeway	—
Eagle Ridge Mall	Lake Wales (Orlando), FL	657,304	261,849	Dillard’s, JCPenney, Recreation Station, Regal Cinemas, Sears	—
Eastridge Mall	San Jose, CA	1,313,025	478,631	AMC 15, Bed Bath & Beyond, JCPenney, Macy’s, Sears, Sport Chalet	—
Eastridge Mall	Casper, WY	571,910	282,114	JCPenney, Macy’s, Sears, Target	—
Eden Prairie Center	Eden Prairie (Minneapolis), MN	1,007,023	327,442	AMC Theatres, JCPenney, Kohl’s, Sears, Target, Von Maur	—
Fallbrook Center	West Hills (Los Angeles), CA	877,782	877,782	24 Hour Fitness, DSW Shoe Warehouse, Home Depot, Kohl’s, Linens ’N Things, Mervyn’s, Michael’s Arts & Crafts, Old Navy, Party City	1
Faneuil Hall Marketplace(2)	Boston, MA	198,364	198,364	N/A	N/A
Fashion Place(2)	Murray, UT	876,779	310,806	Dillard’s, Nordstrom, Sears	—
Fashion Show	Las Vegas, NV	1,898,078	538,187	Bloomingdale’s Home, Dillard’s, Macy’s, Neiman Marcus, Nordstrom, Saks Fifth Avenue	1
Foothills Mall	Fort Collins, CO	804,377	464,280	Macy’s, Sears	2
Fort Union(2)	Midvale (Salt Lake City), UT	32,968	32,968	N/A	N/A
Four Seasons Town Centre	Greensboro, NC	1,141,326	499,310	Belk, Dillard’s, JCPenney	—

		GLA
			Mall and		Anchor
Name of Center	Location(1)	Total	Freestanding	Anchors/Significant Tenants	Vacancies

Fox River Mall	Appleton, WI	1,207,363	518,726	Cost Plus World Market, David’s Bridal, DSW Shoe Warehouse, Factory Card Outlet, JCPenney, Linens ’N Things, Macy’s, Scheel’s, Sears	—
Fremont Plaza(2)	Las Vegas, NV	115,862	115,862	Asian Seafood & Grocery, Sav-On Drugs	—
The Gallery at Harborplace(2)	Baltimore, MD	132,105	132,105	N/A	N/A
Gateway Crossing Shopping Center	Bountiful (Salt Lake City), UT	183,526	183,526	All A Dollar, Barnes & Noble, T.J. Maxx	—
Gateway Mall	Springfield, OR	824,152	342,446	24 Hour Fitness, Ashley Furniture Homestore, Kohl’s, Movies 12, Ross Dress for Less, Sears, Target	—
Glenbrook Square	Fort Wayne, IN	1,210,029	433,159	JCPenney, Macy’s, Sears	1
Governor’s Square(2)	Tallahassee, FL	1,021,989	330,384	Dillard’s, JCPenney, Macy’s, Sears	—
The Grand Canal Shoppes	Las Vegas, NV	512,815	512,815	N/A	N/A
Grand Teton Mall	Idaho Falls, ID	543,084	219,159	Dillard’s, JCPenney, Macy’s, Sears	—
Grand Teton Plaza	Idaho Falls, ID	93,274	93,274	Best Buy, Linens ’N Things, Petsmart, Ross Dress for Less	—
Grand Traverse Mall	Traverse City, MI	592,774	279,383	GKC Theaters, JCPenney, Macy’s, Target	—
Greenwood Mall	Bowling Green, KY	847,578	418,525	Dillard’s, JCPenney, Macy’s, Sears	—
Halsey Crossing(2)	Gresham (Portland), OR	99,438	99,438	Safeway	—
Harborplace(2)	Baltimore, MD	153,371	153,371	N/A	N/A
Hulen Mall	Fort Worth, TX	941,681	345,111	Dillard’s, Macy’s, Sears	—
Jordan Creek Town Center	West Des Moines, IA	1,335,574	793,875	Century Theatres, Dillard’s, Scheel’s, Younkers	—
Knollwood Mall	St. Louis Park (Minneapolis), MN	463,907	167,684	Cub Foods, Kohl’s, Steve & Barry’s University Sportswear, T.J. Maxx	—
Lakeside Mall	Sterling Heights, MI	1,529,736	507,138	JCPenney, Lord & Taylor, Macy’s, Macy’s Men’s & Home, Sears	—
Lakeview Square	Battle Creek, MI	552,563	260,970	JCPenney, Macy’s, Sears	—
Landmark Mall(2)	Alexandria (Washington, D.C.), VA	884,596	325,659	Lord & Taylor, Macy’s, Sears	—
Lansing Mall(2)	Lansing, MI	836,390	413,220	JCPenney, Macy’s, Steve & Barry’s University Sportswear, T.J. Maxx, Younkers	—
Lincolnshire Commons	Lincolnshire (Chicago), IL	88,894	88,894	N/A	N/A
Lockport Mall	Lockport, NY	336,070	122,989	The Bon Ton	2
Lynnhaven Mall	Virginia Beach, VA	1,174,106	458,659	AMC Theatres, Dick’s Sporting Goods, Dillard’s, JCPenney, Macy’s, Steve & Barry’s University Sportswear	—

		GLA
			Mall and		Anchor
Name of Center	Location(1)	Total	Freestanding	Anchors/Significant Tenants	Vacancies

The Maine Mall	South Portland, ME	1,020,001	347,067	Best Buy, Chuck E Cheese, JCPenney, Linens ’N Things, Macy’s, Sears, Sports Authority	—
Mall at Sierra Vista	Sierra Vista, AZ	362,053	130,783	Cinemark, Dillard’s, Sears	—
The Mall in Columbia	Columbia, MD	1,399,642	599,474	JCPenney, Lord & Taylor, Macy’s, Nordstrom, Sears	—
Mall of Louisiana	Baton Rouge, LA	1,316,055	508,573	Dillard’s, Dillard’s Mens & Home, JCPenney, Macy’s, Sears	—
Mall of the Bluffs	Council Bluffs (Omaha, NE), IA	703,732	377,510	Dillard’s, Hy-Vee, JCPenney, Sears, Target	—
Mall St. Matthews	Louisville, KY	1,085,896	350,191	Dillard’s, Dillard’s Men’s & Home, JCPenney	1
Mall St. Vincent(2)	Shreveport, LA	533,738	185,738	Dillard’s, Sears	—
Market Place Shopping Center	Champaign, IL	1,041,426	505,680	Bergner’s, JCPenney, Macy’s, Sears	—
Mayfair	Wauwatosa (Milwaukee), WI	1,112,898	493,514	AMC Theatres, Barnes & Noble, Boston Store, Macy’s	—
Meadows Mall	Las Vegas, NV	956,948	320,095	Dillard’s, JCPenney, Macy’s, Sears	—
Metro Plaza	Baltimore, MD	85,289	85,289	N/A	N/A
Mondawmin Mall	Baltimore, MD	361,506	294,806	Shoppers Food and Pharmacy	—
North Plains Mall	Clovis, NM	303,613	109,532	Beall’s, Dillard’s, JCPenney, Sears	—
North Star Mall	San Antonio, TX	1,257,407	432,535	Dillard’s, Macy’s, Mervyn’s Saks Fifth Avenue	1
North Temple Shops	Salt Lake City, UT	10,181	10,181	N/A	N/A
North Town Mall	Spokane, WA	1,046,358	414,864	JCPenney, Macy’s, Mervyn’s, Regal Cinemas, Sears, Steve & Barry’s University Sportswear	1
Northgate Mall	Chattanooga, TN	824,191	358,871	JCPenney, Proffitt’s, Proffitt’s Home Store, Sears, T.J. Maxx	—
Northridge Fashion Center	Northridge (Los Angeles), CA	1,443,563	568,120	JCPenney, Macy’s, Pacific Theatres, Sears	1
Oak View Mall	Omaha, NE	865,003	260,743	Dillard’s, JCPenney, Sears, Younkers	—
Oakwood Center	Gretna, LA	949,426	351,079	Dillard’s, JCPenney, Sears	(4)
Oakwood Mall	Eau Claire, WI	818,933	333,857	JCPenney, Macy’s, Scheel’s, Sears, Younkers	—
Oglethorpe Mall	Savannah, GA	945,582	365,434	Belk, JCPenney, Macy’s, Macy’s Junior, Sears, Stein Mart	—
Orem Plaza Center Street	Orem, UT	90,218	90,218	Chuck E Cheese, Robert’s Crafts	—
Orem Plaza State Street	Orem, UT	27,557	27,557	N/A	N/A
Oviedo Marketplace	Oviedo, FL	951,286	286,357	Bed Bath & Beyond, Dillard’s, Macy’s, Regal Cinemas, Sears	—
Owings Mills Mall	Owings Mills, MD	1,083,447	436,410	Boscov’s, JCPenney, Macy’s	1
Oxmoor Center	Louisville, KY	928,545	281,335	Dick’s Sporting Goods, Macy’s, Sears, Von Maur	—

		GLA
			Mall and		Anchor
Name of Center	Location(1)	Total	Freestanding	Anchors/Significant Tenants	Vacancies

Paramus Park	Paramus, NJ	769,156	310,099	Macy’s, Sears	—
Park City Center	Lancaster (Philadelphia), PA	1,374,133	510,944	The Bon Ton, Boscov’s, JCPenney, Kohl’s, Sears	—
Park Place	Tucson, AZ	1,047,141	392,404	Century Theatres, Dillard’s, Macy’s, Sears	—
Peachtree Mall	Columbus, GA	820,202	311,587	Dillard’s, JCPenney, Macy’s, Parisian	—
Pecanland Mall	Monroe, LA	945,248	329,812	Belk, Dillard’s, JCPenney, Sears	1
Piedmont Mall	Danville, VA	725,122	173,384	Belk, Belk Men’s, Boscov’s, JCPenney, Sears	—
Pierre Bossier Mall	Bossier City (Shreveport), LA	607,022	213,724	Dillard’s, JCPenney, Sears, Stage	1
Pine Ridge Mall(2)	Pocatello, ID	641,654	203,667	Dillard’s, JCPenney, Sears, ShopKo	1
The Pines	Pine Bluff, AR	644,469	262,049	Dillard’s, Holiday Inn Express, JCPenney, Sears	1
Pioneer Place(2)	Portland, OR	368,183	287,183	Saks Fifth Avenue	—
Plaza 800(2)	Sparks (Reno), NV	176,431	176,431	Albertson’s	1
Plaza 9400(2)	Sandy (Salt Lake City), UT	228,661	228,661	Albertson’s, Deseret Industries	1
Prince Kuhio Plaza(2)	Hilo, HI	504,807	272,185	Macy’s, Sears	1
Providence Place(2)	Providence, RI	1,258,733	513,185	Bed Bath & Beyond, Dave & Buster’s, JCPenney, Macy’s, National Amusements Cinema 16, Nordstrom, Old Navy	—
Provo Towne Centre(3)	Provo, UT	801,014	230,945	Cinemark, Dillard’s, JCPenney, Sears	—
Red Cliffs Mall	St. George, UT	383,131	108,431	Dillard’s, JCPenney, Sears	1
Red Cliffs Plaza	St. George, UT	57,304	57,304	Gold’s Gym, Sears	—
Redlands Mall	Redlands, CA	173,997	78,938	Gottschalks	—
Regency Square Mall	Jacksonville, FL	1,386,950	527,944	Belk, Champs Sports/World Foot Locker, Dillard’s, Homeworks Furniture Center, JCPenney, Sears	—
Ridgedale Center	Minnetonka, MN	1,044,076	341,696	JCPenney, Macy’s Mens & Home, Macy’s Women’s, Sears	—
Rio West Mall(2)(3)	Gallup, NM	515,038	333,905	Beall’s, JCPenney	1
River Falls Mall	Clarksville, IN	819,878	588,735	Bass Pro Shops Outdoor World, Toys R Us	2
River Hills Mall	Mankato, MN	718,540	278,346	Herberger’s, JCPenney, Scheel’s, Sears, Target	—
River Pointe Plaza	West Jordan (Salt Lake City), UT	224,252	224,252	Albertson’s, ShopKo	—
Riverlands Shopping Center	LaPlace (New Orleans), LA	184,992	184,992	Burke’s Outlet, Citi Trends, Matherne’s Supermarkets, Stage	—
Riverside Plaza	Provo, UT	175,417	175,417	Big Lots, Macey’s, Rite Aid	—
Rivertown Crossings	Grandville (Grand Rapids), MI	1,270,948	421,890	Dick’s Sporting Goods, JCPenney, Kohl’s, Macy’s, Old Navy, Rivertown Cinemas, Sears, Younkers	—
Riverwalk Marketplace(2)	New Orleans, LA	189,250	189,250	N/A	N/A

		GLA
			Mall and		Anchor
Name of Center	Location(1)	Total	Freestanding	Anchors/Significant Tenants	Vacancies

Rogue Valley Mall	Medford (Portland), OR	640,762	253,324	JCPenney, Kohl’s, Linens ’N Things, Macy’s, Macy’s Home Store	—
Saint Louis Galleria	St. Louis, MO	1,046,205	470,153	Dillard’s, Macy’s	1
Salem Center(2)	Salem, OR	650,132	212,132	JCPenney, Macy’s, Nordstrom	1
The Shops at La Cantera(3)	San Antonio, TX	1,017,798	388,798	Dillard’s, Macy’s, Neiman Marcus, Nordstrom	—
Sikes Senter	Wichita Falls, TX	667,551	262,027	Dillard’s, JCPenney, Sears, Sikes Ten Theatres	—
Silver Lake Mall	Coeur d’ Alene, ID	326,618	110,254	JCPenney, Macy’s, Sears	1
Sooner Mall	Norman, OK	509,141	169,069	Dillard’s, JCPenney, Old Navy, Sears, Stein Mart	—
South Street Seaport(2)	New York, NY	283,783	283,783	N/A	N/A
Southlake Mall	Morrow (Atlanta), GA	1,014,204	273,952	JCPenney, Macy’s, Sears	1
Southland Center	Taylor, MI	915,197	287,160	Best Buy, JCPenney, Macy’s	1
Southland Mall	Hayward, CA	1,275,469	535,205	JCPenney, Macy’s, Mervyn’s, Sears	—
Southshore Mall(2)	Aberdeen, WA	291,666	157,891	JCPenney, Sears	—
Southwest Plaza	Littleton (Denver), CO	1,361,097	654,701	Dillard’s, JCPenney, Macy’s, Sears	—
Spokane Valley Mall(3)	Spokane, WA	737,954	318,870	JCPenney, Macy’s, Regal Act III, Sears	—
Spokane Valley Plaza(3)	Spokane, WA	132,048	132,048	Linens ’N Things, Old Navy, Sportsman’s Warehouse, T.J. Maxx	—
Spring Hill Mall	West Dundee (Chicago), IL	1,370,930	638,135	Carson Pirie Scott, JCPenney, Kohl’s, Macy’s, Sears, Steve & Barry’s University Sportswear	—
Staten Island Mall	Staten Island, NY	1,276,207	605,118	JCPenney, Macy’s, Macy’s Annex II, Macy’s Home Store, Sears	—
Stonestown Galleria	San Francisco, CA	867,391	439,098	Macy’s, Nordstrom	—
The Streets at Southpoint	Durham, NC	1,329,123	582,202	Barnes & Noble, Hudson Belk, JCPenney, Macy’s, Maggiano’s, Nordstrom, Pottery Barn, Sears, Urban Outfitters	—
Three Rivers Mall	Kelso, WA	430,111	236,878	JCPenney, Macy’s, Sears	1
Town East Mall	Mesquite (Dallas), TX	1,215,358	405,972	Dillard’s, JCPenney, Macy’s, Sears	—
Tucson Mall(2)	Tucson, AZ	1,306,515	448,251	Dillard’s, JCPenney, Macy’s, Mervyn’s, Sears	1
Twin Falls Crossing	Twin Falls, ID	37,680	37,680	Kalik Investors	—
University Crossing	Orem, UT	206,035	206,035	Barnes & Noble, CompUSA, Fred Meyer — Burlington Coat, OfficeMax, Pier 1 Imports	—
Valley Hills Mall	Hickory, NC	931,534	320,018	Belk, Dillard’s, JCPenney, Sears	—
Valley Plaza Mall	Bakersfield, CA	1,178,327	451,638	Gottschalks, JCPenney, Macy’s, Sears	1
Village of Cross Keys Retail	Baltimore, MD	74,112	74,112	N/A	N/A
Visalia Mall	Visalia, CA	439,548	182,548	Gottschalks, JCPenney	—

		GLA
			Mall and		Anchor
Name of Center	Location(1)	Total	Freestanding	Anchors/Significant Tenants	Vacancies

Ward Centers	Honolulu, HI	743,061	700,400	Sports Authority	—
West Valley Mall	Tracy (San Francisco), CA	880,114	483,205	Gottschalks, JCPenney, Movies 14, Sears, Target	—
Westlake Center(2)	Seattle, WA	104,631	104,631	N/A	N/A
Westwood Mall	Jackson, MI	508,199	136,511	Elder-Beerman, JCPenney, Wal-Mart	—
White Marsh Mall	Baltimore, MD	1,204,212	367,970	Boscov’s, JCPenney, Macy’s, Sears, Sports Authority	1
White Mountain Mall	Rock Springs, WY	330,197	175,737	Flaming Gorge Harley Davidson, Herberger’s, JCPenney, State Of Wyoming	—
Willowbrook	Wayne, NJ	1,518,873	490,873	Bloomingdale’s, Lord & Taylor, Macy’s, Sears	—
Woodbridge Center	Woodbridge, NJ	1,631,080	546,045	Dick’s Sporting Goods, Fortunoff, JCPenney, Lord & Taylor, Macy’s, Sears	—
Woodlands Village	Flagstaff, AZ	91,810	91,810	—	—
Yellowstone Square	Idaho Falls, ID	221,937	221,937	Yellowstone Warehouse	2

		118,303,425	51,078,033

(1)	In certain cases, where a center is located in part of a larger metropolitan area, the metropolitan area is identified in parenthesis.

(2)	A portion of the property is subject to a ground lease.

(3)	Owned in a joint venture with independent, non-controlling minority investors.

(4)	Mervyn’s is not expected to re-open when the mall re-opens, which is currently expected to be October 2007.

Unconsolidated Retail Properties

			GLA
		Ownership		Mall and	Anchors/	Anchor
Name of Center	Location	Interest	Total	Freestanding	Significant Tenants	Vacancies

Alderwood	Lynnwood (Seattle), WA	50%	1,271,237	500,686	JCPenney, Loews Cineplex, Macy’s, Nordstrom, Sears	—
Altamonte Mall	Altamonte Springs (Orlando), FL	50	1,149,411	470,863	Dillard’s, JCPenney, Macy’s, Sears	—
Arrowhead Towne Center	Glendale, AZ	16.7	1,133,342	348,805	AMC Theatres, Dillard’s, JCPenney, Macy’s, Mervyn’s, Sears	—
Bay City Mall	Bay City, MI	50	526,742	211,091	JCPenney, Sears, Target, Younkers	—
Brass Mill Center and Commons	Waterbury, CT	50	1,184,909	527,570	Burlington Coat Factory, JCPenney, Macy’s, Regal Cinemas, Sears, Steve & Barry’s University Sportswear	—
Bridgewater Commons	Bridgewater, NJ	35	971,547	435,658	AMC Theatres, Bloomingdale’s, Lord & Taylor, Macy’s	—

			GLA
		Ownership		Mall and	Anchors/	Anchor
Name of Center	Location	Interest	Total	Freestanding	Significant Tenants	Vacancies

Carolina Place	Pineville (Charlotte), NC	50	1,154,344	349,428	Barnes & Noble, Belk, Dillard’s, JCPenney, Macy’s, Sears	—
Center Pointe Plaza	Las Vegas, NV	50	144,635	144,635	Albertson’s, CVS	—
Christiana Mall	Newark, DE	50	1,083,027	311,623	JCPenney, Macy’s	2
Chula Vista Center	Chula Vista (San Diego), CA	50	876,212	288,075	JCPenney, Macy’s, Mervyn’s, Sears, Ultrastar Theaters	—
Clackamas Town Center	Portland, OR	50	1,229,899	351,210	Barnes & Noble, Century Theatres, JCPenney, Meier & Frank, Meier & Frank Home Store, Nordstrom, Sears	—
Columbiana Centre	Columbia, SC	50	824,184	265,207	Belk, Dillard’s, JCPenney, Sears	—
Deerbrook Mall	Humble (Houston), TX	50	1,204,982	366,158	AMC Theatres, Dillard’s, JCPenney, Macy’s, Sears	1
First Colony Mall	Sugar Land (Houston), TX	50	1,108,387	489,339	Dillard’s, Dillard’s Men’s & Home, JCPenney, Macy’s	—
Florence Mall	Florence (Cincinnati, OH), KY	50	889,236	336,829	JCPenney, Macy’s, Macy’s Home Store, Sears	—
Galleria at Tyler(2)	Riverside, CA	50	1,154,039	532,331	JCPenney, Macy’s, Nordstrom	1
Glendale Galleria(2)	Glendale, CA	50	1,319,256	515,018	JCPenney, Macy’s, Mervyn’s, Nordstrom, Target	—
Highland Mall(2)	Austin, TX	50	1,116,203	397,462	Austin Leasehold Investors, Dillard’s, Dillard’s Men’s, Macy’s	—
Kenwood Towne Centre(2)	Cincinnati, OH	50	1,200,907	549,887	Dillard’s, Macy’s, Parisian	—
Lake Mead & Buffalo Partners Village Center	Las Vegas, NV	50	150,948	150,948	Only 99 Cent Store, Vons	—
Lakeland Square	Lakeland (Orlando), FL	50	894,430	284,392	Dillard’s, Dillard’s Men’s & Home, Inland Retail Trs. Corp, JCPenney, Macy’s, Sears	—
Mizner Park(2)	Boca Raton, FL	50	236,999	126,177	Mizner Park Cinema, Robb & Stucky	—
Montclair Plaza	Montclair (San Bernadino), CA	50	1,353,074	555,497	Circuit City, Ethan Allen Gallery, JCPenney, Linens ’N Things, Macy’s, Nordstrom, Sears, Ninety Nine Cent Only Store	1
Moreno Valley Mall	Moreno Valley (Riverside), CA	50	1,086,776	317,585	Gottschalks, Harkins Theatre, JCPenney, Limited, Macy’s, Sears	—
Natick Mall	Natick (Boston), MA	50	1,129,628	402,966	JCPenney, Lord & Taylor, Macy’s, Sears	—

			GLA
		Ownership		Mall and	Anchors/	Anchor
Name of Center	Location	Interest	Total	Freestanding	Significant Tenants	Vacancies

Neshaminy Mall	Bensalem, PA	25	1,016,631	318,645	AMC Theatres, Boscov’s, Macy’s, Sears	—
Newgate Mall	Ogden (Salt Lake City), UT	50	725,288	253,154	Dillard’s, Mervyn’s, Sears, Sports Authority, Tinsel Town	—
NewPark Mall	Newark (San Francisco), CA	50	1,209,906	395,058	Century Theatres, JCPenney, Macy’s, Mervyn’s, Sears, Target	—
North Point Mall	Alpharetta (Atlanta), GA	50	1,372,650	406,363	Dillard’s, JCPenney, Macy’s, Parisian, Sears	1
Northbrook Court	Northbrook (Chicago), IL	50	1,000,941	385,022	AMC Theatres, Lord & Taylor, Macy’s, Neiman Marcus	—
Oakbrook Center	Oakbrook (Chicago), IL	47	2,090,601	805,621	Bloomingdale’s Home, Crate & Barrel, Eddie Bauer, Lord & Taylor, Macy’s, Neiman Marcus, Nordstrom, Sears	—
The Oaks Mall	Gainesville, FL	51	907,282	349,415	Belk, Dillard’s, JCPenney, Macy’s, Sears	—
Otay Ranch Town Center	Chula Vista (San Diego), CA	50	589,423	449,423	Macy’s	—
The Parks at Arlington	Arlington (Dallas), TX	50	1,509,692	423,432	AMC Theatres, Circuit City, Dick’s Sporting Goods, Dillard’s, JCPenney, Macy’s, Sears, Steve & Barry’s University Sportswear	1
Park Meadows	Littleton, CO	35	1,631,482	533,482	Dick’s Sporting Goods, Dillard’s, JCPenney, Macy’s, Nordstrom	1
Pembroke Lakes Mall	Pembroke Pines (Fort Lauderdale), FL	50	1,136,859	355,584	Dillard’s, Dillard’s Men’s & Home, JCPenney, Macy’s, Macy’s Home Store, Sears	—
Perimeter Mall	Atlanta, GA	50	1,560,321	507,047	Bloomingdale’s, Dillard’s, Macy’s, Nordstrom	—
Pinnacle Hills Promenade	Rogers, AR	50	601,228	347,688	Dillard’s, JCPenney	—
Quail Springs Mall	Oklahoma City, OK	50	1,134,643	349,843	AMC Theatres, Dillard’s, JCPenney, Macy’s, Sears	—
Riverchase Galleria	Hoover (Birmingham), AL	50	1,553,451	504,544	Belk, CompUSA, JCPenney, Macy’s, Parisian, Sears	1
The Shoppes at Buckland Hills	Manchester, CT	50	1,051,380	458,769	Dick’s Sporting Goods, JCPenney, Macy’s, Macy’s Men’s & Home, Sears	—
Shopping Iguatemi Salvador	Salvador, Bahia (Brazil)	13	505,653	2,321	Bompreco, C&A, Cinema Multiplex, Lojas Americanas, Playland, Riachuelo, Renner, Zara	—

			GLA
		Ownership		Mall and	Anchors/	Anchor
Name of Center	Location	Interest	Total	Freestanding	Significant Tenants	Vacancies

Shopping Iguatemi Campina Grande	Campina Grande, Paraiba (Brazil)	8	171,512	1,780	Bompreco, Cine Sercia, Gamestation, Insinuante, Lojas Americanas, Riachuelo	—
Shopping Taboao	Taboao da Serra, Sao Paulo (Brazil)	19	265,296	4,650	Besni, C&A, Carrefour, Casas Bahia, Lojas Americanas, Riachuelo, Telha Norte	—
Shopping Leblon	Rio de Janeiro, Rio de Janeiro (Brazil)	15	247,661	—	Centauro, Cinema Kinoplex, Livraria da Travessa, Renner, Zara	—
Silver City Galleria	Taunton (Boston), MA	50	1,025,192	413,926	Dick’s Sporting Goods, JCPenney, Macy’s, Sears, Silver City Cinemas, Steve & Barry’s University Sportswear	2
Steeplegate Mall	Concord, NH	50	481,896	225,549	The Bon Ton, JCPenney, Sears	—
Stonebriar Centre	Frisco (Dallas), TX	50	1,652,900	527,867	AMC Theatres, Barnes & Noble, Dave & Buster’s, Dick’s Sporting Goods, JCPenney, Macy’s, Nordstrom, Sears	1
Superstition Springs Center(2)	East Mesa (Phoenix), AZ	16.7	1,068,290	331,136	Dillards, JCPenney, JCPenney Home Store, Macy’s, Mervyn’s, Sears	—
Towson Town Center	Towson, MD	35	944,105	524,976	Macy’s, Nordstrom	—
The Trails Village Center	Las Vegas, NV	50	174,660	174,660	Longs Drugs, Vons	—
Tysons Galleria	McLean (Washington, D.C.), VA	50	820,492	308,559	Macy’s, Neiman Marcus, Saks Fifth Avenue	—
Via Parque Shopping	Rio de Janeiro, Rio de Janeiro (Brazil)	29	574,258	29,150	C&C Casa e Construcao, Casa & Video, Casas Bahia, Cine Via Parque, Claro Hall, Kalunga, Leader, Lojas Americanas, Marisa, Ponto Frio, Renner	—
Village of Merrick Park(2)	Coral Gables, FL	40	743,414	413,414	Neiman Marcus, Nordstrom	—
Vista Ridge Mall	Lewisville (Dallas), TX	50	1,105,334	336,487	Cinemark, Dillard’s, JCPenney, Macy’s, Sears	—
Washington Park Mall	Bartlesville, OK	50	357,346	163,050	Dillard’s, JCPenney, Sears	—
Water Tower Place	Chicago, IL	52	711,737	284,694	Lord & Taylor, Macy’s	—
West Oaks Mall	Ocoee (Orlando), FL	50	1,163,119	366,369	AMC Theatres, Belk, Dillard’s, JCPenney, Sears Dick’s Sporting Goods, JCPenney, Tilt,	1
Westroads Mall	Omaha, NE	51	1,155,493	331,433	Von Maur, Younkers	1
Whaler’s Village	Lahaina, HI	50	112,057	112,057	N/A	N/A

			GLA
		Ownership		Mall and	Anchors/	Anchor
Name of Center	Location	Interest	Total	Freestanding	Significant Tenants	Vacancies

Willowbrook Mall	Houston, TX	50	1,506,724	400,140	Dillard’s, JCPenney, Macy’s, Sears	1
The Woodlands Mall	Woodlands (Houston), TX	50	1,354,849	509,620	Dillard’s, JCPenney, Macy’s, Macy’s Children Store, Sears	1

			59,628,120	21,534,368

(1)	In certain cases, where a center is located in part of a larger metropolitan area, the metropolitan area is identified in parenthesis.

(2)	A portion of the property is subject to a ground lease.

Anchors

Anchors have traditionally been a major component of a regional shopping center. Anchors are frequently department stores whose merchandise appeals to a broad range of shoppers. Anchors generally either own their stores, the land under them and adjacent parking areas, or enter into long-term leases at rates that are generally lower than the rents charged to Mall Store tenants. We also typically enter into long-term reciprocal agreements with Anchors that provide for, among other things, mall and Anchor operating covenants and Anchor expense participation. The centers in the Retail Portfolio receive a smaller percentage of their operating income from Anchors than from Mall Stores. While the market share of many traditional department store Anchors has been declining, strong Anchors continue to play an important role in maintaining customer traffic and making the centers in the Retail Portfolio desirable locations for Mall Store tenants.

The following table indicates the parent company of certain Anchors and sets forth the number of stores and square feet owned or leased by each Anchor in the Retail Portfolio as of December 31, 2006.

	Consolidated		Unconsolidated		Total
	Total	Square Feet	Total	Square Feet	Total	Square Feet
	Stores	(000’s)	Stores	(000’s)	Stores	(000’s)

Federated Department Stores, Inc.
Bloomingdale’s, including Home	2	360	3	465	5	825
David’s Bridal	1	10	—	—	1	10
Macy’s, including Mens, Womens, Children and Home	85	13,301	48	8,583	133	21,884
Meier & Frank, including Home	—	—	2	365	2	365

Total Federated Department Stores, Inc.	88	13,671	53	9,413	141	23,084

Sears Holdings Corporation
Sears	95	13,521	33	5,164	128	18,685
Kmart	1	88	—	—	1	88

Total Sears Holdings Corporation	96	13,609	33	5,164	129	18,773

Belk, Inc.
Belk, including Men’s and Hudson	9	1,187	5	898	14	2,085
Dillard’s	1	160	—	—	1	160
Parisian	1	86	4	423	5	509
Proffit’s, including Home	2	113	—	—	2	113

Total Belk, Inc.	13	1,546	9	1,321	22	2,867

	Consolidated		Unconsolidated		Total
	Total	Square Feet	Total	Square Feet	Total	Square Feet
	Stores	(000’s)	Stores	(000’s)	Stores	(000’s)

Bon-Ton Department Stores, Inc.
Bergner’s	1	154	—	—	1	154
The Bon-Ton	2	224	1	88	3	312
Boston Store	1	211	—	—	1	211
Carson Pirie Scott	1	138	—	—	1	138
Elder-Beerman	3	142	—	—	3	142
Herberger’s	3	186	—	—	3	186
Younkers	8	939	2	244	10	1,183

Total Bon-Ton Department Stores, Inc.	19	1,994	3	332	22	2,326

JCPenney Company, Inc. (d.b.a. JCPenney)	94	10,847	37	4,943	131	15,790
Dillard’s Inc. (d.b.a. Dillard’s)	53	8,769	27	4,683	80	13,422
Nordstrom, Inc. (d.b.a. Nordstrom)	8	1,256	12	2,046	20	3,302
Target Corporation (d.b.a. Target)	14	1,604	3	480	17	2,084
MDS Texas Realty I (d.b.a. Mervyn’s)	9	767	4	338	13	1,105
The Neiman Marcus Group, Inc.	2	328	5	624	7	952
American Multi-Cinema, Inc.	5	403	7	547	12	950
Others	120	8,232	43	3,381	163	11,613

Grand Total	521	63,026	236	33,272	757	96,298

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

No matters were submitted to a vote of GGP’s stockholders during the fourth quarter of 2006.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

GGP’s common stock is listed on the New York Stock Exchange (“NYSE”) and is traded under the symbol “GGP.” As of February 23, 2007, 243,769,536 outstanding shares of our common stock were held by 2,825 stockholders of record. The closing price per share of our common stock on the NYSE on February 23, 2007, was $64.80 per share.

The following table summarizes the quarterly high and low sales prices per share of our common stock as reported by the NYSE.

	Stock Price
Quarter Ended	High	Low

2006
December 31	$56.14	$46.14
September 30	48.70	43.49
June 30	49.06	41.92
March 31	52.32	46.23
2005
December 31	$48.27	$39.60
September 30	47.48	40.82
June 30	42.08	33.40
March 31	37.75	31.38
2004
December 31	$36.90	$30.90
September 30	32.12	28.41
June 30	35.30	24.31
March 31	35.15	27.25

The following table summarizes quarterly distributions per share of our common stock.

	Record	Payment
Declaration Date	Date	Date	Amount

2007
January 5	January 17	January 31	$.45
2006
October 6	October 17	October 31.45
July 5	July 17	July 31.41
April 4	April 13	April 28.41
January 6	January 17	January 31.41
2005
October 6	October 18	October 31.41
July 5	July 15	July 29.36
April 4	April 15	April 29.36
January 7	January 17	January 31.36
2004
August 20	October 15	October 29.36
July 2	July 15	July 30.30
April 5	April 15	April 30.30
January 5	January 15	January 30.30

The following table summarizes treasury share repurchases during the quarter ended December 31, 2006.

Issuer Purchases of Equity Securities

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares that
			as Part of	May Yet be
	Total	Average	Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid	Plans or	Plans or
Period	Purchased	per Share	Programs	Programs

November 9-13	346,300	$46.88	346,300	$600,000,000(1)

(1)	We have a common stock repurchase program which allows us to repurchase $200 million of our common stock per year through 2009, unless the program is earlier terminated. Stock repurchases under this program are made through open market or privately negotiated transactions. The repurchase program gives us the ability to acquire some or all of the shares of common stock to be issued upon the exercise of certain employee stock options and pursuant to the CSA.

See Note 12 for information regarding redemptions of Common Units for common stock and information regarding shares of our common stock that may be issued under our equity compensation plans as of December 31, 2006.

Item 6.	Selected Financial Data

The following table sets forth selected financial data which is derived from, and should be read in conjunction with, the Consolidated Financial Statements and the related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report.

	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)

Operating Data
Revenues	$3,256,283	$3,072,704	$1,799,881	$1,262,791	$973,440
Depreciation and amortization	(690,194)	(672,914)	(364,854)	(230,195)	(179,036)
Other operating expenses	(1,377,637)	(1,340,806)	(693,735)	(484,196)	(366,806)
Interest expense, net	(1,105,852)	(1,020,825)	(468,958)	(276,235)	(215,340)
Provision for income taxes	(98,984)	(51,289)	(2,383)	(98)	(119)
Minority interest	(37,761)	(43,989)	(105,274)	(110,984)	(86,213)
Equity in income of unconsolidated affiliates	114,241	120,986	88,191	94,480	80,825

Income from continuing operations	60,096	63,867	252,868	255,563	206,751
Income (loss) from discontinued operations, net	(823)	11,686	14,984	7,848	2,507

Net income	59,273	75,553	267,852	263,411	209,258
Convertible preferred stock dividends	—	—	—	(13,030)	(24,467)

Net income available to common stockholders	$59,273	$75,553	$267,852	$250,381	$184,791

Basic earnings per share:
Continuing operations	$0.25	$0.27	$1.15	$1.21	$0.98
Discontinued operations	—	0.05	0.07	0.04	0.01

	$0.25	$0.32	$1.22	$1.25	$0.99

	2006	2005	2004	2003	2002
	(In thousands, except per share amounts)

Diluted earnings per share:
Continuing operations	$0.24	$0.27	$1.15	$1.19	$0.97
Discontinued operations	—	0.05	0.06	0.03	0.01

	$0.24	$0.32	$1.21	$1.22	$0.98

Distributions declared per share	$1.68	$1.49	$1.26	$0.78	$0.92

Balance Sheet Data
Investment in real estate assets — cost	$26,160,637	$25,404,891	$25,254,333	$10,307,961	$7,724,515
Total assets	25,241,445	25,307,019	25,718,625	9,582,897	7,280,822
Total debt	20,521,967	20,418,875	20,310,947	6,649,490	4,592,311
Preferred minority interests	182,828	205,944	403,161	495,211	468,201
Common minority interests	347,753	430,292	551,282	408,613	377,746
Convertible preferred stock	—	—	—	—	337,500
Stockholders’ equity	1,664,079	1,932,918	2,143,150	1,670,409	1,196,525
Cash Flow Data
Operating activities	$816,351	$841,978	$719,376	$585,735	$460,495
Investing activities	(210,400)	(154,197)	(9,020,815)	(1,753,426)	(949,411)
Financing activities	(611,603)	(624,571)	8,330,343	1,124,728	381,801
Funds From Operations(1)
Operating Partnership	$902,361	$891,696	$766,164	$618,561	$485,304
Less: Allocation to Operating Partnership unitholders	(161,795)	(165,205)	(154,347)	(138,568)	(116,170)

General Growth stockholders	$740,566	$726,491	$611,817	$479,993	$369,134

(1)	Funds From Operations (“FFO” as defined below) does not represent cash flow from operations as defined by Generally Accepted Accounting Principles (“GAAP”).

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

Reconciliation of FFO to Net Income Available to Common Stockholders

	2006	2005	2004	2003	2002
	(In thousands)

FFO:
General Growth stockholders	$740,566	$726,491	$611,817	$479,993	$369,134
Operating Partnership unitholders	161,795	165,205	154,347	138,568	116,170

Operating Partnership	902,361	891,696	766,164	618,561	485,304
Depreciation and amortization of capitalized real estate costs	(835,656)	(799,337)	(440,108)	(299,711)	(241,393)
FFO of discontinued operations and other	8,401	(10,712)	(6,235)	(6,299)	(4,263)
Allocations to Operating Partnership unitholders	(15,010)	(17,780)	(66,953)	(56,988)	(32,897)

Income from continuing operations	60,096	63,867	252,868	255,563	206,751
Income (loss) from discontinued operations, net of minority interest	(823)	11,686	14,984	7,848	2,507

Net income	59,273	75,553	267,852	263,411	209,258
Convertible preferred stock dividends	—	—	—	(13,030)	(24,467)

Net income available to common stockholders	$59,273	$75,553	$267,852	$250,381	$184,791

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview — Retail and Other Segment

Our primary business is acquiring, owning, managing, leasing and developing retail rental property, primarily shopping centers. The majority of our properties are located in the United States, but we also have retail operations and property management activities, through unconsolidated joint ventures, in Brazil and Turkey.

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

We believe that the most significant operating factor affecting incremental cash flow and real estate net operating income is increased rents earned from tenants at our properties. These rental revenue increases are primarily achieved by:

•	Renewing expiring leases and re-leasing existing space at rates higher than expiring or existing rates

•	Increasing occupancy at the properties so that more space is generating rent

•	Increased tenant sales in which we participate through overage rents

The following table summarizes selected operating statistics. Unless noted, all information is as of December 31, 2006.

	Consolidated	Unconsolidated	Retail
	Retail	Retail	Company
	Properties	Properties	Portfolio

Operating Statistics (a)
Occupancy:
December 31, 2006	93.4%	94.2%	93.6%
December 31, 2005	92.1	93.5	92.5
Trailing 12 month total tenant sales per sq. ft.(b)	$443	$473	$453
% change in total sales(b)	5.6%	4.5%	5.2%
% change in comparable sales(b)	2.5	2.6	2.5
Mall and freestanding GLA
excluding space under redevelopment (in sq. ft.)	42,818,331	19,038,590	61,856,921
Certain Financial Information
Average annualized in place rent per sq. ft.	$34.29	$37.30
Average rent per sq. ft. for new/renewal leases	34.99	39.76
Average rent per sq. ft. for leases expiring in 2006	30.16	33.59

(a)	Excludes properties currently being redeveloped and/or remerchandised and miscellaneous (non-mall) properties.

(b)	Due to tenant sales reporting timelines, data presented is as of November.

The expansion and renovation of a property may also result in increased cash flows and operating income as a result of increased customer traffic, trade area penetration and improved competitive position of the property. As of December 31, 2006, we had 17 major approved redevelopment projects underway (each with budgeted projected expenditures, at our ownership share, in excess of $10 million).

We also develop retail centers from the ground-up.  On October 4, 2006, we opened Pinnacle Hills Promenade in Rogers, Arkansas. This 980,000 square foot open-air center is anchored by Dillard’s, JCPenney and a 12-screen theatre and includes retail, dining, entertainment, recreation and office space. Additionally, we opened Otay Ranch Town Center in Chula Vista (San Diego), California on October 27, 2006. This open-air center includes approximately 850,000 square feet of retail, dining and entertainment space. Anchors include AMC Theatres, Barnes & Noble, Macy’s and REI. Portions of Lincolnshire Commons in Lincolnshire (Chicago), Illinois opened throughout 2006 and Shopping Leblon in Rio de Janeiro, Brazil opened in November 2006. In September 2005, we opened the Shops at La Cantera in San Antonio, Texas. Nine additional domestic retail center development projects are currently under construction, and are expected to open in 2007 and 2008:

Consolidated Properties:

•	Gateway Overlook in Columbia, Maryland

•	Parke West in Peoria, Arizona

•	The Shops at Fallen Timbers, Maumee (Toledo), Ohio

•	Vista Commons in Las Vegas, Nevada

Unconsolidated Properties:

•	Bangu Shopping in Rio de Janeiro, Brazil

•	Espark in Eskisehir, Turkey

•	Natick West in Natick, Massachusetts

•	RiverCrossing in Macon, Georgia

•	Santana Parque Shopping in Santana (Sao Paulo), Brazil

Total projected expenditures (including our share of the Unconsolidated Real Estate Affiliates) for these redevelopment and development projects were approximately $1.4 billion as of December 31, 2006.

We also have eight other potential new retail or mixed-use developments, including Phase II of the Shops at La Cantera which was opened in September 2005, that are currently projected to open in 2008 through 2010. In addition, we have agreed to acquire the new retail development at The Palazzo in Las Vegas, Nevada, upon opening. This is currently expected in early 2008, at an estimated acquisition cost of approximately $600 million.

Prior to 2005, acquisitions were also a significant factor affecting our cash flows and real estate net operating income. Acquisitions have included single centers, privately held portfolios and public-to-public purchases such as the $14 billion TRC Merger in November 2004. Acquisitions in 2006 and 2005, however, were not as significant and consisted primarily of additional interests in existing joint ventures and investments in new joint ventures.

Overview — Master Planned Communities Segment

Our Master Planned Communities business is the development and sale of residential and commercial land, primarily in large-scale projects in and around Columbia, Maryland; Houston, Texas; and Summerlin, Nevada. Residential sales include standard, custom and high density (i.e. condominium, town homes and apartments) parcels. Standard residential lots are designated for detached and attached single- and multi-family homes, ranging from entry-level to luxury homes. At our Summerlin project, we have further designated certain residential parcels as custom lots as their premium price reflects their larger size and other distinguishing features including gated communities, golf course access and higher elevations. Commercial sales include parcels designated for retail, office, services and other for-profit activities, as well as those parcels designated for use by government, schools and other not-for-profit entities.

Revenues are derived primarily from the sale of finished lots, including infrastructure and amenities, and undeveloped property to both residential and commercial developers. Additional revenues are earned through participations with builders in their sales of finished homes to homebuyers. Revenues and net operating income are affected by such factors as the availability to purchasers of construction and permanent mortgage financing at acceptable interest rates, consumer and business confidences, regional economic conditions in the areas surrounding the projects, levels of homebuilder inventory, other factors affecting the homebuilder business, availability of saleable land for particular uses and our decisions to sell, develop or retain land.

Our primary strategy in this segment is to develop and sell land in a manner that increases the value of the remaining land to be developed and sold and to provide current cash flows. Our Master Planned Communities projects are owned by taxable REIT subsidiaries and, as a result, are subject to income taxes. Cash requirements to meet federal income tax requirements will increase in future years as we exhaust certain net loss carry forwards and as certain master planned community developments are completed for tax purposes and, as a result, previously deferred taxes must be paid. Such cash requirements could be significant. Additionally, revenues from the sale of land at Summerlin are subject to the Contingent Stock Agreement as more fully described in Note 14.

As the new housing market softened throughout 2006, demand at our Summerlin, Columbia and Fairwood projects declined and a number of anticipated sales were cancelled by the builders. Unlike other markets in which builders have a significantly higher supply of unsold homes, demand at Woodlands and Bridgeland, which began sales in the first quarter of 2006, did not decline in 2006. We currently expect these trends to continue through 2007.

Overview — Other

We believe changes in interest rates are the most significant external factor affecting our cash flows and net income. As detailed in our discussion of economic conditions and market risk (Item 7A), interest rates have risen during 2006 and could continue to rise in future periods. These increases have had, and may continue to have, an adverse impact on our cash flow and net income.

During 2006, we obtained approximately $9.4 billion of consolidated debt through new financings and refinancings. Our share of debt issued by our Unconsolidated Real Estate Affiliates totaled approximately $1.3 million during the same period. Proceeds from the issuances were used, in part, to repay $3.0 billion of variable-rate debt.

Seasonality

Although we have a year-long temporary leasing program, occupancies for short-term tenants and, therefore, rental income recognized, are higher during the second half of the year. In addition, the majority of our tenants have December or January lease years for purposes of calculating annual overage rent amounts. Accordingly, overage rent thresholds and the related revenue recognition are most commonly achieved in the fourth quarter.

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

Recoverable amounts of receivables and deferred taxes.  We make periodic assessments of the collectibility of receivables (including those resulting from the difference between rental revenue recognized and rents currently due from tenants) and the recoverability of deferred taxes based on a specific review of the risk of loss on specific accounts or amounts. The receivable analysis places particular emphasis on past-due accounts and considers the nature and age of the receivables, the payment history and financial condition of the payee, the basis for any disputes or negotiations with the payee and other information which may impact collectibility. For straight-line rents, the analysis considers the probability of collection of the unbilled deferred rent receivable given our experience regarding such amounts. For deferred taxes, an assessment of the recoverability of the tax asset considers the current expiration periods of the prior net operating loss carryforwards and the estimated future taxable income of our taxable REIT subsidiaries. The resulting estimates of any allowance or reserve related to the recovery of these items is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on such payees and our taxable REIT subsidiaries.

Capitalization of development and leasing costs.  We capitalize the costs of development and leasing activities of our properties. These costs are incurred both at the property location and at the regional and corporate office levels. The amount of capitalization depends, in part, on the identification and justifiable allocation of certain activities to specific projects and leases. Differences in methodologies of cost identification and documentation, as well as differing assumptions as to the time incurred on projects, can yield significant differences in the amounts capitalized and, as a result, the amount of depreciation recognized.

Revenue recognition and related matters.  Minimum rent revenues are recognized on a straight-lined basis over the terms of the related leases. Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates and accretion related to above and below-market tenant leases on acquired properties. Straight-line rents receivable represents the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases. Overage rents are recognized on an accrual basis once tenant sales exceed contractual tenant lease thresholds. Recoveries from tenants are established in the leases or computed based upon a formula related to real estate taxes, insurance and other shopping center operating expenses and are generally recognized as revenues in the period the related costs are incurred.

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

Cost ratios for land sales are determined as a specified percentage of land sales revenues recognized for each master planned community project. The cost ratios used are based on actual costs incurred and estimates of development costs and sales revenues for completion of each project. The ratios are reviewed regularly and revised for changes in sales and cost estimates or development plans. Significant changes in these estimates or development plans, whether due to changes in market conditions or other factors, could result in changes to the cost ratio used for a specific project. The increase in the basis of the land due to purchase price accounting adjustments has resulted in a significant increase in the cost ratios of our projects. The specific identification method is used to determine cost of sales for certain parcels of land, including acquired parcels we do not intend to develop or for which development is complete at the date of acquisition.

Results of Operations

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

Retail and Other Segment

2006 compared to 2005 The following table compares major revenue and expense items for the years ended December 31, 2006 and 2005:

			$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(In thousands)

Property revenues:
Minimum rents	$2,181,845	$2,064,127	$117,718	5.7%
Tenant recoveries	960,816	936,029	24,787	2.6
Overage rents	91,911	83,713	8,198	9.8
Other	188,331	172,477	15,854	9.2

Total property revenues	3,422,903	3,256,346	166,557	5.1

Property operating expenses:
Real estate taxes	277,381	261,331	16,050	6.1
Repairs and maintenance	242,846	238,703	4,143	1.7
Marketing	61,810	78,227	(16,417)	(21.0)
Other property operating costs	527,030	510,432	16,598	3.3
Provision for doubtful accounts	22,871	18,725	4,146	22.1
Total property operating expenses	1,131,938	1,107,418	24,520	2.2

Real estate property net operating income	$2,290,965	$2,148,928	$142,037	6.6%

The increase in minimum rents is primarily attributable to the following:

•	Higher minimum rents, especially at The Shops at La Cantera which opened in September 2005, and Ala Moana Center which was recently redeveloped

•	The acquisition of Whaler’s Village by one of our joint ventures, the acquisition of our partner’s share of GGP Ivanhoe IV, Inc. and the acquisition of Shopping Campina Grande as well as other properties in our Brazil joint venture

•	Higher specialty leasing and kiosk rents, especially at properties acquired in the 2004 TRC Merger, as well as higher termination income

•	Greater use of vacant space for temporary tenant rentals

Tenant recoveries increased primarily as a result of higher operating costs, as discussed below, that are substantially recoverable from our tenants.

Historically, our leases have included both a base rent component and a component which requires tenants to pay amounts related to all, or substantially all, of their share of real estate taxes and certain property operating expenses, including common area maintenance and insurance. The portion of these leases attributable to real estate tax and operating expense recoveries are recorded as “Tenant recoveries.” Recently, however, we structured our new tenant leases such that a higher proportion of our rental revenues represent operating expense recoveries. This change has resulted in a shift between minimum rents and tenant recoveries.

The increase in overage rents is primarily attributed to The Grand Canal Shoppes and Fashion Show as the result of increased sales and occupancy compared to 2005.

Other revenues include all other property revenues including vending, parking, sponsorship and advertising revenues in addition to real estate property net operating income (“NOI”) of discontinued operations less NOI of minority interests in consolidated joint ventures. Increases in vending, parking, sponsorship and advertising revenues in 2006 were partially offset by higher minority interest allocations, especially at The Shops at La Cantera, which opened in September 2005. Nonrecurring activity included a gain on sale of an unconsolidated office property in 2006, a non-recurring reduction to income by an Unconsolidated Property in 2005, and NOI of discontinued operations in 2005.

Higher real estate taxes are primarily attributed to The Shops at La Cantera and Jordan Creek Town Center with substantially all of the remaining properties in the portfolio reporting individual minor increases.

The increase in repairs and maintenance is primarily attributed to Ala Moana Center, The Shops at La Cantera, Providence Place, the acquisition of Whaler’s Village and the acquisition of the remaining interest in GGP Ivanhoe IV, Inc.

Marketing expenses decreased at substantially all of our properties due to significant cost control initiatives.

Property operating expenses increased due to higher electric expense, security expense and insurance costs across the portfolio. Property operating expenses in 2005 include a non-recurring reduction to expenses by an Unconsolidated Property, which was acquired during the TRC Merger. Such increases were offset by decreases at Oakwood Center which is operating at substantially reduced capacity due to hurricane-related damage incurred in September 2005.

The increase in the provision for doubtful accounts is primarily due to Oakwood Center and Riverwalk Marketplace, which were damaged as discussed in Note 14. Although we may not collect all of these amounts from our tenants, we do believe that the remaining amounts will be recovered under our business interruption insurance coverage. Under GAAP, however, not all amounts which we expect to collect for business interruption coverage are currently recognizable. The increases were partially offset by non-recurring provisions in 2005 including an individual tenant bankruptcy.

2005 compared to 2004 Acquisitions were the main reason for the increases in property revenues and expenses as detailed below:

	2005	2004	$ Increase	% Increase
	(In thousands)

Property revenues:
Minimum rents	$2,064,127	$1,351,907	$712,220	52.7%
Tenant recoveries	936,029	607,811	328,218	54.0
Overage rents	83,713	65,065	18,648	28.7
Other	172,477	86,380	86,097	99.7

Total property revenues	3,256,346	2,111,163	1,145,183	54.2

Property operating expenses:
Real estate taxes	261,331	167,660	93,671	55.9
Repairs and maintenance	238,703	156,401	82,302	52.6
Marketing	78,227	61,571	16,656	27.1
Other property operating costs	510,432	282,498	227,934	80.7
Provision for doubtful accounts	18,725	13,141	5,584	42.5
Total property operating expenses	1,107,418	681,271	426,147	62.6

Real estate property net operating income	$2,148,928	$1,429,892	$719,036	50.3%

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

Master Planned Communities Segment

	2006	2005	$ Increase	% Increase
	(In thousands)

Land sales	$508,744	$468,294	$40,450	8.6%
Land sales operations	(378,757)	(372,641)	6,116	1.6

Real estate property net operating income	$129,987	$95,653	$34,334	35.9%

The increase in land sales is substantially due to a single $123 million sale to a home builder at our Summerlin project in December 2006. The increase was offset by lower demand at our Columbia and Fairwood projects. See the table below for additional detail regarding the acres sold and the price per acre sold.

Both real estate property net operating income and real estate property net operating income as a percent of land sales increased over 2005. These increases are primarily due to an increase in the builder participation at our Summerlin development and to an increase in the margin between the cost and the sales prices for developed lots. Lots developed and sold since the TRC Merger have higher profit margins than lots which were finished at the time of the TRC Merger because all lots were marked-to-market at the time of the TRC Merger.

As the new housing market softened throughout 2006, demand at our Summerlin, Columbia and Fairwood projects declined and a number of anticipated sales were cancelled by the builders. Unlike other markets in which builders have a significantly higher supply of unsold homes, demand at Woodlands and Bridgeland, which began sales in the first quarter of 2006, did not decline in 2006. We currently expect these trends to continue through 2007.

	Lot Sales and Pricing		Acreage
				Remaining
			Total Gross	Saleable
	2006	2005	Acres	Acres
	($ in thousands)

Columbia:
Residential:
Acres sold	12.6	28.6		80
Average price/acre	$1,425	$1,194
Commercial:
Acres sold	51.7	50.3		337
Average price/acre	$701	$438

Acreage			18,000	417

Fairwood:
Residential:
Acres sold	33.9	58.3		148
Average price/acre	$796	$656
Commercial:
Acres sold	3.5	—		15
Average price/acre	$389	$—

Acreage			1,100	163

	Lot Sales and Pricing			Acreage
					Remaining
				Total Gross	Saleable
	2006		2005	Acres	Acres
	($ in thousands)

Summerlin(1):
Residential:
Acres sold	251.2		269.7		5,527
Average price/acre	$1,067		$860
Commercial:
Acres sold	22.5		10.0		888
Average price/acre	$251	(2)	$511

Acreage				22,500	6,415

Bridgeland:
Residential:
Acres sold	64.3		—		5,308
Average price/acre	$222		$—
Commercial:
Acres sold	—		—		1,211
Average price/acre	$—		$—

Acreage				10,200	6,519

Woodlands(3):
Residential:
Acres sold	288.1		337.3		1,814
Average price/acre	$374		$312
Commercial:
Acres sold	96.0		109.9		1,188
Average price/acre	$397		$372

Acreage				28,400	3,002

(1)	Summerlin — Does not reflect impact of CSA (Note 14). Average price per acre includes assumption of Special Improvement District financing.

(2)	Summerlin — Includes the effect of a single sale of a 19.1 acre parcel to a school at a price of $25 thousand per acre.

(3)	Woodlands — Shown at 100%. Our share of The Woodlands is 52.5%.

Average Price per Acre is the aggregate contract price paid for all parcels sold, divided by the relevant number of acres sold and is based on sales closed. This average price can fluctuate widely, depending on location of the parcels within a community and the unit price and density of what is sold. The average price per acre does not include payments received under builders’ price participation agreements, where we may receive additional proceeds post-sale and record those revenues at that later date, based on the final selling price of the home. In some cases, these payments have been significant with respect to the initial lot price. In addition, there will be other timing differences between lot sales and reported revenue due to timing of revenue recognition under generally accepted accounting principles. The above pricing data also does not reflect the impact of income taxes and the CSA (Note 14), which can have a material impact on results.

Residential Acreage includes standard, custom and high density residential land parcels. Standard residential lots are designated for detached and attached single- and multi-family homes, of a broad range, from entry-level to luxury homes. At Summerlin, we have designated certain residential parcels as custom lots as their premium price reflects their larger size and other distinguishing features, such as being within a gated community, having golf course access or being located at higher elevations. High density residential includes townhomes, apartments and condos.

Commercial Acreage is designated for retail, office, services and other for-profit activities, as well as those parcels allocated for use by government, schools, houses of worship and other not-for-profit entities.

Gross Acres encompasses all of the land located within the borders of the Master Planned Community, including parcels already sold, saleable parcels and non-saleable areas, such as roads, parks and recreation and conservation areas.

Remaining Saleable Acres includes only parcels that are intended for sale. The mix of intended use, as well as amount of remaining saleable acres, is likely to change over time as the master plan for a particular project is developed over time.

2005 compared to 2004

Acquisitions were the reason for the increases in the table below as the properties included in this segment were acquired in the TRC Merger in November 2004.

	2005	2004	$ Increase	% Increase
	(In thousands)

Land sales	$468,294	$105,813	$362,481	342.6%
Land sales operations	(372,641)	(103,325)	269,316	260.6

Real estate property net operating income	$95,653	$2,488	$93,165	3,744.6%

Certain Significant Consolidated Revenues and Expenses

			$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(In thousands)

Tenant rents	$2,602,487	$2,494,851	$107,636	4.3%
Land sales	423,183	385,205	37,978	9.9
Property operating expenses	861,351	868,926	(7,575)	(0.9)
Land sales operations	316,453	311,815	4,638	1.5
Management and other fees	115,798	91,022	24,776	27.2
Property management and other costs	184,705	147,012	37,693	25.6
Depreciation and amortization	690,194	672,914	17,280	2.6
Interest expense	1,117,437	1,031,241	86,196	8.4
Provision for income taxes	98,984	51,289	47,695	93.0

Changes in consolidated tenant rents (which includes minimum rents, tenant recoveries and overage rents), land sales, property operating expenses and land sales operations were attributable to the same items discussed above in our segment basis results except for items related to our Unconsolidated Properties.

Management and other fees increased as a result of higher development fees earned as a result of the increased level of expansion and redevelopment activity in 2006. The increase was also attributed to higher management fees earned from our joint venture partners due to acquisitions and openings of ground up developments.

Property management and other costs increased primarily as a result of higher personnel and personnel-related costs in 2006. These increases were primarily attributable to revised allocations between our operating properties and management cost centers.

The increase in depreciation and amortization is primarily due to an increase in depreciation and amortization as a result of redevelopments, the opening of The Shops at La Cantera in September 2005, acquisition of the remaining interest in GGP Ivanhoe IV, Inc. and a change in depreciable life at one of our properties (Note 2).

The net increase in interest expense is primarily attributable to the following:

•	Increase in interest rates both on new fixed-rate financings and variable-rate debt as a result of increases in the LIBOR rate

•	Lower amortization of purchase accounting mark-to-market adjustments (which reduce interest expense). This amortization is reduced as debt is repaid and refinanced

•	Increased amortization of deferred finance costs as a result of finance costs incurred in conjunction with the 2006 Credit Facility

These increases were partially offset by lower interest expense on our corporate and other unsecured term loans as a result of refinancing activity in February and August 2006 and increased capitalized interest (which reduces interest expense). See Liquidity and Capital Resources for information regarding 2006 financing activity and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for additional information regarding the potential impact of future interest rate increases.

The increase in the provision for income taxes is attributable to higher pre-tax book income subject to taxes at our TRS entities, especially at the properties included in our Master Planned Communities segment. The increase in the provision for income taxes is more significant than the increase in net operating income generated by this segment as certain expenses, including participation expense, are not deductible for tax purposes and the tax basis of properties sold is, generally, significantly lower than the cost of properties sold for financial reporting purposes.

During the first quarter of 2007, we expect to complete an internal restructuring of certain of our operating properties that are currently owned by TRS entities. We currently estimate that the restructuring will reduce our deferred tax liability by approximately $300 million.

	2005	2004	$ Increase	% Increase
	(In thousands)

Tenant rents	$2,494,851	$1,585,087	$909,764	57.4%
Land sales	385,205	68,643	316,562	461.2
Property operating expenses	868,926	517,869	351,057	67.8
Land sales operations	311,815	66,100	245,715	371.7
Management and other fees	91,022	82,896	8,126	9.8
Property management and other costs	147,012	100,267	46,745	46.6
Depreciation and amortization	672,914	364,854	308,060	84.4
Interest expense	1,031,241	472,185	559,056	118.4
Provision for income taxes	51,289	2,383	48,906	2,052.3

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

Short-term:
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

Longer-term:
• Acquisitions, including Anchor stores available as a result of consolidations• New development, including the Master Planned Communities segment
• Major redevelopment, renovation or expansion programs at individual properties
• Debt repayment requirements, including both principal and interest
• Income tax payments
• International expansion

• Secured loans collateralized by individual properties
• Unsecured loans at either a venture or company level
• Construction loans
• Mini-permanent loans
• Long-term project financing
• Joint venture financing with institutional partners
• Equity securities
• Asset sales

The sources and uses of cash have generally been the same over the past several years. The decrease in the amount of funds necessary for acquisitions in 2006 and 2005 has been partially offset by the increase in the amount of funds necessary for developments and redevelopments.

Cash Flows from Operating Activities

Net cash provided by operating activities was $816.4 million in 2006, $842.0 million in 2005 and $719.4 million in 2004.

Land development and acquisitions expenditures, which are related to our Master Planned Communities segment, were $184.3 million in 2006, $140.8 million in 2005 and $27.6 million in 2004. These expenditures will vary from year to year based on the pace of development and expected sales. As discussed above, demand at our Summerlin, Columbia and Fairwood projects declined in 2006 and we expect this trend to continue into 2007. As a result, land development and acquisitions expenditures are also expected to decline in 2007. Expenditures for 2004 reflect only the six week period subsequent to the November 2004 TRC Merger.

Net cash used for working capital needs totaled $72.1 million in 2006, $71.4 million in 2005 and $47.1 million in 2004.

These items were partially offset by higher net income after adjustments to reconcile to net cash provided by operating activities. The increase in 2006 compared to 2005 is primarily attributable to higher real estate net operating income in both our Retail and Other and Master Planned Communities segments, partially offset by higher interest expense and current provision for income taxes. The increase in 2005 compared to 2004 is primarily attributable to acquisitions.

Cash Flows from Investing Activities

Net cash used in investing activities was $210.4 million in 2006, $154.2 million in 2005 and $9.0 billion in 2004.

Net investing cash provided by (used in) our unconsolidated affiliates was $409.9 million in 2006, $191.5 million in 2005 and ($86.0) million in 2004. The changes are primarily attributable to distributions resulting from financing activities by our unconsolidated affiliates.

Cash used for acquisition/development of real estate and property additions/improvements was $699.4 million in 2006, $498.0 million in 2005 and $9.0 billion in 2004. Unlike 2004 which included significant acquisitions, including the TRC Merger, expenditures in 2006 and 2005 were primarily related to development and redevelopment activity. As of December 31, 2006, we had 17 major approved redevelopment projects underway (each with budgeted projected expenditures, at our ownership share, in excess of $10 million) and nine new retail center development projects under construction. Total projected expenditures (including our share of the Unconsolidated Real Estate Affiliates) for these projects were approximately $1.4 billion as of December 31, 2006. We also have eight potential new retail or mixed-use developments.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities was ($611.6) million in 2006, ($624.6) million in 2005 and $8.3 billion in 2004.

Distributions to common stockholders, holders of Common Units and holders of perpetual and convertible preferred units totaled $510.4 million in 2006, $461.9 million in 2005 and $382.4 million in 2004. Dividends paid per common share were $1.68 in 2006, $1.49 in 2005 and $1.26 in 2004.

On November 17, 2004, we sold 15.9 million shares of our common stock for $512.7 million pursuant to a warrant offering.

On August 3, 2005, we announced that our Board of Directors authorized, effective immediately, a $200 million per fiscal year common stock repurchase program. Stock repurchases under this program may be made through open market or privately negotiated transactions through 2009, unless the program is earlier terminated. The repurchase program gives us the ability to acquire some or all of the shares of common stock to be issued upon the exercise of certain employee stock options and pursuant to the CSA. We repurchased 1.9 million shares for $85.9 million under this program in 2006 and 2.2 million shares for $98.9 million in 2005.

We redeemed perpetual preferred units totaling $183.0 million in 2005 and $107.9 million in 2004.

Principal payments on our debt exceeded new financings by $17.2 million in 2006 whereas new financings exceeded principal payments by $115.3 million in 2005 and $8.3 billion in 2004. The net financing activity in 2004 reflects funding for the TRC Merger.

Our consolidated debt and our pro rata share of the debt of our Unconsolidated Real Estate Affiliates, after giving effect to interest rate swap agreements, were as follows:

	December 31,
	2006	2005	2004
	(In millions)

Consolidated:
Fixed-rate debt	$17,838	$14,789	$11,860
Variable-rate debt:
Corporate and other unsecured	2,491	4,875	6,200
Other variable-rate debt	193	755	2,251

Total variable-rate debt	2,684	5,630	8,451

Total consolidated	$20,522	$20,419	$20,311

Weighted-average interest rate (excluding deferred finance costs)	5.70%	5.64%	5.16%
Unconsolidated:
Fixed-rate debt	$3,588	$2,788	$2,112
Variable-rate debt	296	455	723

Total Unconsolidated Real Estate Affiliates	$3,884	$3,243	$2,835

Weighted-average interest rate (excluding deferred finance costs)	5.66%	5.56%	5.16%

On February 24, 2006, we amended the 2004 Credit Facility, which was entered into to fund the TRC Merger, and entered into a Second Amended and Restated Credit Agreement (the “2006 Credit Facility”). The 2006 Credit Facility provides for a $2.85 billion term loan (the “Term Loan”) and a $650 million revolving credit facility. As of December 31, 2006, $590 million is available to be drawn on the revolving credit facility.

The 2006 Credit Facility has a four year term, with a one year extension option. The interest rate ranges from LIBOR plus 1.15% to LIBOR plus 1.5%, depending on our leverage ratio and assuming we maintain our election to have these loans designated as Eurodollar loans. The interest rate, as of December 31, 2006, was LIBOR plus 1.25%. Quarterly principal payments on the Term Loan of $12.5 million begin March 31, 2007, with the balance due at maturity.

Under the terms of the 2006 Credit Facility, we are subject to customary affirmative and negative covenants. If a default occurs, the lenders will have the option of declaring all outstanding amounts immediately due and payable. Events of default include a failure to maintain our REIT status under the Internal Revenue Code, a failure to remain listed on the New York Stock Exchange and such customary events as nonpayment of principal, interest, fees or other amounts, breach of representations and warranties, breach of covenant, cross-default to other indebtedness and certain bankruptcy events.

Concurrently with the 2006 Credit Facility transaction, we also entered into a $1.4 billion term loan (the “Short Term Loan”) and TRCLP entered into a $500 million term loan (the “Bridge Loan”). The Short Term Loan was repaid in August 2006 as part of various refinancing transactions including the GGP MPTC. The Bridge Loan was fully repaid in May 2006 with a portion of the proceeds obtained from the sale of $800 million of senior unsecured notes which were issued by TRCLP. These notes provide for semi-annual, interest-only payments at a rate of 6.75% and payment of the principal in full on May 1, 2013.

Also concurrently with the 2006 Credit Facility transaction, GGP Capital Trust  I, a Delaware statutory trust (the “Trust”) and a wholly-owned subsidiary of GGPLP, completed a private placement of $200 million of trust preferred securities (“TRUPS”). The Trust also issued $6.2 million of Common Securities to GGPLP. The Trust used the proceeds from the sale of the TRUPS and Common Securities to purchase $206.2 million of floating rate Junior Subordinated Notes of GGPLP due 2036. The TRUPS require distributions equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date of original issuance. The TRUPS mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of the Junior Subordinated Notes. The Junior Subordinated Notes bear interest at LIBOR plus 1.45%.

Although agreements to refinance debt maturing in 2007 have not yet been reached, we currently anticipate that all of our debt will be repaid or refinanced on a timely basis. We believe that we have sufficient sources of funds to meet our cash needs and that covenants in the 2006 Credit Facility will not materially impact our liquidity or our ability to operate our business. However, there can be no assurance that we can obtain such financing on satisfactory terms. We will continue to monitor our capital structure, investigate potential investments or joint venture partnership arrangements and purchase additional properties if they can be acquired and financed on terms that we reasonably believe will enhance long-term stockholder value.

Certain properties are subject to financial performance covenants, primarily debt service coverage ratios. We believe we are in compliance with all such covenants as of December 31, 2006.

We have not generally guaranteed the debt of the Unconsolidated Real Estate Affiliates, however, certain Consolidated Properties are cross-collateralized with Unconsolidated Properties (Note 5) and we have retained or agreed to be responsible for a portion of certain debt of the Unconsolidated Real Estate Affiliates (Note 5).

Contractual Cash Obligations and Commitments

The following table aggregates our contractual cash obligations and commitments subsequent to December 31, 2006:

	2007	2008	2009	2010	2011	Subsequent	Total
	(In thousands)

Long-term debt-principal(1)	$1,300,937	$2,037,804	$3,230,677	$3,746,780	$6,535,402	$3,556,414	$20,408,014
Interest payments(2)	1,161,297	1,040,632	896,543	714,977	385,247	779,363	4,978,059
Retained debt-principal	6,847	2,446	2,606	119,694	775	37,742	170,110
Ground lease payments(1)	13,250	13,293	13,317	13,325	13,186	476,762	543,133
Committed real estate acquisition contracts(3)	—	250,000	—	—	—	—	250,000
Purchase obligations(4)	135,933	—	—	—	—	—	135,933
Other long-term liabilities(5)	—	—	—	—	—	—	—

Total	$2,618,264	$3,344,175	$4,143,143	$4,594,776	$6,934,610	$4,850,281	$26,485,249

(1)	Excludes non-cash purchase accounting adjustments.

(2)	Based on rates as of December 31, 2006. Variable rates are based on a LIBOR rate of 5.35%.

(3)	Reflects $250 million minimum purchase price of the Palazzo (Note 14). We currently expect the actual purchase price to be approximately $600 million.

(4)	Reflects accrued and incurred construction costs payable in our Retail and Other and Master Planned Communities segments. Routine trade payables have been excluded. We expect development and redevelopment expenditures of approximately $1 billion in 2007.

(5)	Other long-term liabilities related to ongoing real estate taxes have not been included in the table as such amounts depend upon future applicable real estate tax rates. Real estate tax expense was $218.5 million in 2006, $206.2 million in 2005 and $128.3 million in 2004.

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

In conjunction with the TRC Merger, we assumed TRC’s obligations under a Contingent Stock Agreement (“CSA”). TRC entered into the CSA in 1996 when they acquired The Hughes Corporation (“Hughes”). This acquisition included various assets, including Summerlin (the “CSA Assets”), a project in our Master Planned Communities segment. We agreed that the TRC Merger would not have a prejudicial effect on the former Hughes owners or their successors (the “Beneficiaries”) with respect to their receipt of securities pursuant to the CSA. We further agreed to indemnify and hold harmless the Beneficiaries against losses arising out of any breach by us of these covenants.

Under the CSA, we are required to issue shares of our common stock semi-annually (February and August) to the Beneficiaries. The number of shares to be issued is based on cash flows from the development and/or sale of the CSA Assets and our stock price. We account for the Beneficiaries’ share of earnings from the CSA Assets as an operating expense. We delivered 1.8 million shares of our common stock (including 1.7 million treasury shares) to the Beneficiaries in 2006 and 1.6 million (including 1.0 million treasury shares) in 2005.

We are also required to make a final distribution to the Beneficiaries in 2009. The amount of this distribution will be based on the appraised values of the CSA Assets and is expected to be significant. We will account for this distribution as additional investments in the related assets (that is, contingent consideration).

The issuance of shares pursuant to any of the semi-annual or final distributions could be dilutive to our existing stockholders if we issue new shares rather than treasury shares or shares purchased on the open market.

Off-Balance Sheet Financing Arrangements

We do not have any off-balance sheet financing arrangements.

REIT Requirements

In order to remain qualified as a real estate investment trust for federal income tax purposes, we must distribute or pay tax on 100% of our capital gains and at least 90% of our ordinary taxable income to stockholders. In determining distributions, the Board of Directors considers operating cash flow.

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

Inflation

Substantially all of our tenant leases contain provisions designed to partially mitigate the negative impact of inflation. Such provisions include clauses enabling us to receive overage rents based on tenants’ gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases expire each year which may enable us to replace or renew such expiring leases with new leases at higher rents. Finally, many of the existing leases require the tenants to pay amounts related to all, or substantially all, of their share of certain operating expenses, including common area maintenance, real estate taxes and insurance, thereby partially reducing our exposure to increases in costs and operating expenses resulting from inflation. In general, these amounts either vary annually based on actual expenditures or are set on an initial share of costs with provisions for annual increases.

Inflation also poses a risk to us due to the probability of future increases in interest rates. Such increases would adversely impact us due to our outstanding variable-rate debt. We have limited our exposure to interest rate fluctuations related to a portion of our variable-rate debt by the use of interest rate cap and swap agreements. Finally, subject to current market conditions, we have a policy of replacing variable-rate debt with fixed-rate debt. However, in an increasing interest rate environment the fixed rates we can obtain with such replacement fixed-rate debt will also continue to increase.

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

CSA:  The Contingent Stock Agreement under which we assumed the obligations of TRC to issue shares of common stock to the beneficiaries thereunder.

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

GGMI:  General Growth Management, Inc., which manages, leases, and performs various services for some of our Unconsolidated Real Estate Affiliates and approximately 30 properties owned by unaffiliated third parties, all located in the United States. GGMI also performs marketing and strategic partnership services at all of our Consolidated Properties.

GGPLP:  GGP Limited Partnership, also referred to as the Operating Partnership, the partnership through which substantially all of our business is conducted.

Gross Leaseable Area or GLA:  Gross leaseable retail space, including Anchors and all other leaseable areas, measured in square feet.

LIBOR:  London Interbank Offered Rate. A widely quoted market rate which is frequently the index used to determine the rate at which we borrow funds.

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

NAREIT:  The National Association of Real Estate Investment Trusts.

NOI:  Real estate property net operating income, the measure of property operating performance used by management. NOI represents the operating revenues of the properties less property operating expenses, exclusive of depreciation and amortization.

Operating Partnership:  GGP Limited Partnership, also referred to as GGPLP, the partnership through which substantially all of our business is conducted.

Overage rent:  Rent paid by the tenant if its sales exceed an agreed upon minimum amount. The amount is calculated by multiplying the sales in excess of the minimum amount by a percentage defined in the applicable lease.

REIT:  A real estate investment trust.

Remaining Saleable Acres:  Includes only parcels within our Master Planned Communities segment which are intended for sale.

Retail Portfolio:  The retail centers and mixed-use and other properties within our Retail and Other segment.

SEC:  The United States Securities and Exchange Commission.

Significant Tenants:  Any tenant at a community/strip center with gross leaseable area greater than 10,000 square feet.

Total GLA:  The gross leaseable area of Anchor stores plus Mall GLA and Freestanding GLA.

Total Gross Acres:  Includes all of the land located within the borders of the Master Planned Community, including parcels already sold, saleable parcels, and non-saleable areas such as roads, parks and recreation and conservation areas.

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

We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. As of December 31, 2006, we had consolidated debt of $20.5 billion, including $3.5 billion of variable-rate debt of which approximately $820.0 million was subject to interest rate swap agreements, which fixed the interest rate we are required to pay on such debt at approximately 4.27% per annum (excluding the impact of deferred finance costs). Although the majority of the remaining variable-rate debt is subject to interest rate cap agreements pursuant to the loan agreements and financing terms, such interest rate caps generally limit our interest rate exposure only if LIBOR exceeds a rate per annum significantly higher (generally above 8% per annum) than current LIBOR rates (5.35% at December 31, 2006). A 25 basis point movement in the interest rate on the $2.7 billion of variable-rate debt which is not subject to interest rate swap agreements would result in an approximately $6.7 million annualized increase or decrease in consolidated interest expense and operating cash flows.

In addition, we are subject to interest rate exposure as a result of variable-rate debt collateralized by the Unconsolidated Properties for which similar interest rate swap agreements have not been obtained. Our share (based on our respective equity ownership interests in the Unconsolidated Real Estate Affiliates) of such remaining variable-rate debt was approximately $295.6 million at December 31, 2006. A similar 25 basis point annualized movement in the interest rate on the variable-rate debt of the Unconsolidated Real Estate Affiliates would result in an approximately $0.7 million annualized increase or decrease in our equity in the income and operating cash flows from Unconsolidated Real Estate Affiliates.

We are further subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At December 31, 2006, the fair value of our debt is estimated to be approximately $150 million lower than the carrying value of $20.5 billion. If LIBOR were to increase by 25 basis points, the fair value of our debt would be approximately $320 million lower than the carrying value and the fair value of our swap agreements would increase by approximately $0.9 million. For additional information concerning our debt, reference is made to Item 7, Liquidity and Capital Resources and Note 6.

We have not entered into any transactions using derivative commodity instruments.

Item 8.	Financial Statements and Supplementary Data

Reference is made to the Consolidated Financial Statements and Consolidated Financial Statement Schedule beginning on page F-1 for the required information.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures  As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)). Based on that evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures are effective to ensure that information that we are required to disclose in the reports we file or submit under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Internal Controls over Financial Reporting  During the fourth quarter, we completed the remediation of the material weaknesses in internal control relating to our financial close process and accounting for income taxes identified as of December 31, 2005. There have been no other changes in our internal controls during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting or in other factors that could significantly affect internal controls subsequent to the end of the period covered by this report.

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

As of December 31, 2006, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Controls — Integrated Framework.” Based on this assessment, management believes that, as of December 31, 2006, the Company maintained effective internal controls over financial reporting.

Deloitte & Touche LLP, the Company’s independent registered public accounting firm, audited management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006 and, based on that audit, issued the report set forth herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
General Growth Properties, Inc.
Chicago, Illinois

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that General Growth Properties, Inc. and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and consolidated financial statement schedule as of and for the year ended December 31, 2006 of the Company and our reports dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements and consolidated financial statement schedule.

Deloitte & Touche LLP

Chicago, Illinois
February 28, 2007

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information which appears under the captions “Election of Class III Directors,” “Executive Officers,” “Corporate Governance-Committees of the Board of Directors-Audit Committee” and “-Nominating & Governance Committee” and “Other Information-Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for our 2007 Annual Meeting of Stockholders is incorporated by reference into this Item 10.

We have a Code of Business Conduct and Ethics which applies to all of our employees, officers and directors, including our Chairman, Chief Executive Officer and Chief Financial Officer. The Code of Business Conduct and Ethics is available on the Corporate Governance page of our website at www.ggp.com and we will provide a copy of the Code of Business Conduct and Ethics without charge to any person who requests it in writing to: General Growth Properties, Inc., 110 N. Wacker Dr., Chicago, IL 60606, Attn: Director of Investor Relations. We will post on our website amendments to or waivers of our Code of Ethics for executive officers, in accordance with applicable laws and regulations.

Our Chief Executive Officer and Chief Financial Officer have signed certificates under Sections 302 and 906 of the Sarbanes-Oxley Act, which are filed as Exhibits 31.1 and 31.2 and 32.1 and 32.2, respectively, to this Annual Report. In addition, our Chief Executive Officer submitted his most recent annual certification to the NYSE pursuant to Section 303A 12(a) of the NYSE listing standards on May 17, 2006, in which he indicated that he was not aware of any violations of NYSE corporate governance listing standards.

Item 11.	Executive Compensation

The information which appears under the caption “Executive Compensation” in our proxy statement for our 2007 Annual Meeting of Stockholders is incorporated by reference into this Item 11; provided, however, that the Report of the Compensation Committee of the Board of Directors on Executive Compensation shall not be incorporated by reference herein, in any of our previous filings under the Securities Act of 1933, as amended, or the Exchange Act, or in any of our future filings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information which appears under the captions “Executive Officer and Beneficial Owner Information —  Stock Ownership” in our proxy statement for our 2007 Annual Meeting of Stockholders is incorporated by reference into this Item 12.

The following table sets forth certain information with respect to shares of our common stock that may be issued under our equity compensation plans as of December 31, 2006.

			(c)
			Number of Securities
	(a)	(b)	Remaining Available for
	Number of Securities to	Weighted-Average	Future Issuance Under
	be Issued upon Exercise	Exercise Price of	Equity Compensation Plans
	of Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))

Equity compensation plans approved by security holders(1)	4,796,839	$40.83	9,851,161	(2)
Equity compensation plans not approved by security holders(3)	N/A	N/A	122,104

Total	4,796,839	$40.83	9,973,265

(1)	Includes shares of common stock under the 1993 Stock Incentive Plan (which terminated on April 4, 2003), the 1998 Incentive Stock Plan and the 2003 Incentive Stock Plan.

(2)	Includes 5,531,500 shares of common stock available for issuance under the 2003 Incentive Stock Plan and 4,319,661 shares of common stock available for issuance under the 1998 Incentive Stock Plan.

(3)	Represents shares of common stock under our Employee Stock Purchase Plan, which was adopted by the Board of Directors in November 1998. Under the Employee Stock Purchase Plan, eligible employees make payroll deductions over a six-month period, at which time the amounts withheld are used to purchase shares of common stock at a purchase price equal to 85% of the lesser of the closing price of a share of common stock on the first or last trading day of the purchase period. Purchases of common stock under the Employee Stock Purchase Plan are made on the first business day of the next month after the close of the purchase period. Under New York Stock Exchange rules then in effect, stockholder approval was not required for the Employee Stock Purchase Plan because it is a broad-based plan available generally to all employees.

Item 13.	Certain Relationships, Related Transactions and Director Independence

The information which appears under the caption “Corporate Governance — Director Independence,” “— Certain Relationships,” and “— Related Party Transactions,” in our proxy statement for our 2007 Annual Meeting of Stockholders is incorporated by reference into this Item 13.

Item 14.	Principal Accounting Fees and Services

The information which appears under the caption “Audit Related Matters — Audit Fees and Services” and “— Audit Committee’s Pre-Approval Policies and Procedures” in our proxy statement for our 2007 Annual Meeting of Stockholders is incorporated by reference into this Item 14.

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

/s/ John Bucksbaum
John Bucksbaum
Chief Executive Officer
February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Bucksbaum Matthew Bucksbaum	Chairman of the Board	February 28, 2007

/s/ John Bucksbaum John Bucksbaum	Director and Chief Executive Officer (Principal Executive Officer)	February 28, 2007

/s/ Robert Michaels Robert Michaels	Director, President and Chief Operating Officer	February 28, 2007

/s/ Bernard Freibaum Bernard Freibaum	Director, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2007

/s/ Alan Cohen Alan Cohen	Director	February 28, 2007

/s/ Anthony Downs Anthony Downs	Director	February 28, 2007

/s/ Adam Metz Adam Metz	Director	February 28, 2007

/s/ Thomas Nolan, Jr. Thomas Nolan, Jr.	Director	February 28, 2007

/s/ John Riordan John Riordan	Director	February 28, 2007

/s/ Beth Stewart Beth Stewart	Director	February 28, 2007

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
General Growth Properties, Inc.
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of General Growth Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of GGP/Homart, Inc., GGP/Homart II L.L.C., and GGP-TRS L.L.C., the Company’s investments in which are accounted for by use of the equity method. The Company’s equity (deficit) of $(104,853,000) and $70,175,000 in GGP/Homart, Inc.’s net assets as of December 31, 2006 and 2005, respectively, and of $30,204,000, $31,425,000, and $21,148,000 in GGP/Homart, Inc.’s net income for each of the three years in the respective period ended December 31, 2006 are included in the accompanying financial statements. The Company’s equity of $81,926,000 and $259,716,000 in GGP/Homart II L.L.C.’s net assets as of December 31, 2006 and 2005, respectively, and of $16,839,000, $33,849,000, and $36,724,000 in GGP/Homart II L.L.C.’s net income for each of the three years in the respective period ended December 31, 2006 are included in the accompanying financial statements. The Company’s equity (deficit) of $(30,170,000) and $3,764,000 in GGP-TRS L.L.C.’s net assets as of December 31, 2006 and 2005, respectively, and of $15,004,000 and $19,308,000 in GGP-TRS L.L.C.’s net income for each of the two years in the respective period ended December 31, 2006 are included in the accompanying financial statements. The financial statements of GGP/Homart, Inc., GGP/Homart II L.L.C., and GGP-TRS L.L.C. were audited by other auditors related to the periods listed above whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such companies, is based solely on the report of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of General Growth Properties, Inc. and subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting based on our audits.

Deloitte & Touche LLP

Chicago, Illinois
February 28, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Stockholders
GGP/Homart, Inc.:

We have audited the consolidated balance sheets of GGP/Homart, Inc. (a Delaware Corporation) and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2006 (not presented separately herein). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GGP/Homart, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Chicago, Illinois
February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Members
GGP/Homart II L.L.C.:

We have audited the consolidated balance sheets of GGP/Homart II L.L.C. (a Delaware Limited Liability Company) and subsidiaries (the Company) as of December 31, 2006 and 2005, and the related consolidated statements of income and comprehensive income, changes in members’ capital, and cash flows for each of the years in the three-year period ended December 31, 2006 (not presented separately herein). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GGP/Homart II L.L.C. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Chicago, Illinois
February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Members GGP-TRS L.L.C.:

We have audited the consolidated balance sheets of GGP — TRS L.L.C. (a Delaware limited liability company) and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, changes in members’ capital, and cash flows for the years then ended (not presented separately herein). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GGP — TRS L.L.C. and subsidiaries as of December 31, 2006 and 2005, and the result of their operations and their cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

KPMG LLP

Chicago, Illinois
February 27, 2007

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2006	2005
	(Dollars in thousands)

Assets
Investment in real estate:
Land	$2,952,477	$2,826,766
Buildings and equipment	19,379,386	18,739,445
Less accumulated depreciation	(2,766,871)	(2,104,956)
Developments in progress	673,900	369,520

Net property and equipment	20,238,892	19,830,775
Investment in and loans to/from Unconsolidated Real Estate Affiliates	1,499,036	1,818,097
Investment land and land held for development and sale	1,655,838	1,651,063

Net investment in real estate	23,393,766	23,299,935
Cash and cash equivalents	97,139	102,791
Accounts and notes receivable, net	328,890	293,351
Insurance recovery receivable	14,952	63,382
Goodwill	371,674	420,624
Deferred expenses, net	252,190	209,825
Prepaid expenses and other assets	782,834	917,111

Total assets	$25,241,445	$25,307,019

Liabilities and Stockholders’ Equity
Mortgage notes and other property debt payable	$20,521,967	$20,418,875
Investment in and loans to/from Unconsolidated Real Estate Affiliates	172,421	17,971
Deferred tax liabilities	1,302,205	1,286,576
Accounts payable and accrued expenses	1,050,192	1,014,443

Total liabilities	23,046,785	22,737,865

Minority interests:
Preferred	182,828	205,944
Common	347,753	430,292

Total minority interests	530,581	636,236

Commitments and Contingencies
Preferred Stock: $100 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Stockholders’ Equity:
Common stock: $.01 par value; 875,000,000 shares authorized, 242,357,416 and 239,865,045 shares issued as of December 31, 2006 and 2005, respectively	2,424	2,399
Additional paid-in capital	2,536,112	2,469,262
Retained earnings (accumulated deficit)	(868,391)	(518,555)
Unearned compensation-restricted stock	(2,214)	(280)
Accumulated other comprehensive income	9,582	10,454
Less common stock in treasury, 290,787 and 668,396 shares, at cost at December 31, 2006 and 2005, respectively	(13,434)	(30,362)

Total stockholders’ equity	1,664,079	1,932,918

Total liabilities and stockholders’ equity	$25,241,445	$25,307,019

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2006	2005	2004
	(Dollars in thousands, except for per share amounts)

Revenues:
Minimum rents	$1,753,508	$1,670,387	$1,058,732
Tenant recoveries	773,034	754,836	472,250
Overage rents	75,945	69,628	54,105
Land sales	423,183	385,205	68,643
Management and other fees	115,798	91,022	82,896
Other	114,815	101,626	63,255

Total revenues	3,256,283	3,072,704	1,799,881

Expenses:
Real estate taxes	218,549	206,193	128,114
Repairs and maintenance	199,078	195,292	123,251
Marketing	48,626	63,522	48,220
Other property operating costs	373,020	390,051	207,909
Land sales operations	316,453	311,815	66,100
Provision for doubtful accounts	22,078	13,868	10,375
Property management and other costs	184,705	147,012	100,267
General and administrative	15,128	13,053	9,499
Depreciation and amortization	690,194	672,914	364,854

Total expenses	2,067,831	2,013,720	1,058,589

Operating income	1,188,452	1,058,984	741,292
Interest income	11,585	10,416	3,227
Interest expense	(1,117,437)	(1,031,241)	(472,185)

Income before income taxes, minority interest and equity in income of unconsolidated affiliates	82,600	38,159	272,334
Provision for income taxes	(98,984)	(51,289)	(2,383)
Minority interest	(37,761)	(43,989)	(105,274)
Equity in income of unconsolidated affiliates	114,241	120,986	88,191

Income from continuing operations	60,096	63,867	252,868

Discontinued operations, net of minority interests:
Income from operations	—	6,568	3,813
Gains (losses) on dispositions	(823)	5,118	11,171

Income (loss) from discontinued operations	(823)	11,686	14,984

Net income	$59,273	$75,553	$267,852

Basic Earnings Per Share:
Continuing operations	$0.25	$0.27	$1.15
Discontinued operations	—	0.05	0.07

Total basic earnings per share	$0.25	$0.32	$1.22

Diluted Earnings Per Share:
Continuing operations	$0.24	$0.27	$1.15
Discontinued operations	—	0.05	0.06

Total diluted earnings per share	$0.24	$0.32	$1.21

Comprehensive Income, Net:
Net income	$59,273	$75,553	$267,852
Other comprehensive income, net of minority interest:
Net unrealized gains (losses) on financial interests	(3,316)	9,554	10,992
Accrued pension adjustment	(2)	(374)	102
Foreign currency translation	2,728	4,920	1,590
Unrealized gains (losses) on available-for-sale securities	(282)	39	(94)

Total other comprehensive income (loss), net of minority interest	(872)	14,139	12,590

Comprehensive income, net	$58,401	$89,692	$280,442

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Notes
			Retained	Receivable-	Unearned	Accumulated
		Additional	Earnings	Common	Compensation	Other		Total
	Common	Paid-In	(Accumulated	Stock	Restricted	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Deficit)	Purchase	Stock	Income (Loss)	Stock	Equity
	(Dollars in thousands)

Balance, January 1, 2004	$2,173	$1,913,447	$(220,512)	$(6,475)	$(1,949)	$(16,275)	$—	$1,670,409
Net income			267,852					267,852
Cash distributions declared ($1.26 per share)			(274,851)					(274,851)
Conversion of operating partnership units to common stock (179,987 common shares)	2	1,371						1,373
Conversion of convertible preferred units to common stock (456,463 common shares)	4	9,297						9,301
Issuance of common stock, net of employee stock option loan/repayments (16,793,656 common shares)	168	530,920		1,297				532,385
Restricted stock grant, net of compensation expense					889			889
Other comprehensive income						12,590		12,590
Adjustment for minority interest in operating partnership		(76,798)						(76,798)

Balance, December 31, 2004	$2,347	$2,378,237	$(227,511)	$(5,178)	$(1,060)	$(3,685)	$—	2,143,150

Net income			75,553					75,553
Cash distributions declared ($1.49 per share)			(353,665)					(353,665)
Conversion of operating partnership units to common stock (2,470,368 common shares)	25	23,907						23,932
Conversion of convertible preferred units to common stock (729,890 common shares)	7	14,330						14,337
Issuance of common stock, net of employee stock option loan/repayments (1,322,720 common shares) (545,204 treasury shares)	13	40,135	(7,892)	5,178			24,522	61,956
Tax benefit from stock option exercises		3,328						3,328
Shares issued pursuant to CSA (551,985 common shares) (1,000,400 treasury shares)	6	19,393	(5,040)				44,696	59,055
Restricted stock grant, net of compensation expense (66,000 common shares)	1	2,336			780			3,117
Purchase of treasury stock (2,214,000 treasury shares)							(99,580)	(99,580)
Other comprehensive income						14,139		14,139
Adjustment for minority interest in operating partnership		(12,404)						(12,404)

Balance, December 31, 2005	$2,399	$2,469,262	$(518,555)	$—	$(280)	$10,454	$(30,362)	$1,932,918

Net income			59,273					59,273
Cash distributions declared ($1.68 per share)			(403,831)					(403,831)
Conversion of operating partnership units to common stock (808,173 common shares)	8	5,784						5,792
Conversion of convertible preferred units to common stock (526,464 common shares)	5	10,021						10,026
Issuance of common stock (971,238 common shares) (563,185 treasury shares)	10	34,333	(5,278)				26,018	55,083
Tax benefit from stock option exercises		267						267
Shares issued pursuant to CSA (87,495 common shares) (1,727,524 treasury shares)	1	4,895					76,835	81,731
Restricted stock grant, net of compensation expense (99,000 common shares)	1	4,741			(1,934)			2,808
Purchase of treasury stock (1,913,100 treasury shares)							(85,925)	(85,925)
Other comprehensive income						(872)		(872)
Adjustment for minority interest in operating partnership		6,809						6,809

Balance, December 31, 2006	$2,424	$2,536,112	$(868,391)	$—	$(2,214)	$9,582	$(13,434)	$1,664,079

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Cash Flows from Operating Activities:
Net income	$59,273	$75,553	$267,852
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests, including discontinued operations	37,761	45,488	106,233
Equity in income of unconsolidated affiliates	(114,241)	(120,986)	(88,191)
Provision for doubtful accounts, including discontinued operations	22,078	13,876	10,375
Distributions received from unconsolidated affiliates	111,864	119,602	87,906
Depreciation, including discontinued operations	663,523	657,358	348,303
Amortization, including discontinued operations	42,750	30,536	28,753
Amortization of debt market rate adjustment	(32,153)	(47,015)	(1,026)
(Gain) loss on disposition	823	(5,118)	(11,171)
Participation expense pursuant to Contingent Stock Agreement	110,740	106,285	8,513
Land development and acquisitions expenditures	(184,302)	(140,823)	(27,563)
Cost of land sales	175,184	181,301	51,659
Debt assumed by purchasers of land	(5,640)	(11,371)	(318)
Deferred income taxes	58,252	28,596	1,993
Proceeds from the sale of marketable securities	4,982	27,740	7,954
Straight-line rent amortization	(34,176)	(33,994)	(14,810)
Above and below market tenant lease amortization, including discontinued operations	(39,661)	(34,304)	(27,592)
Other intangible amortization	6,568	10,683	1,650
Net changes:
Accounts and notes receivable	(23,091)	(51,131)	(6,367)
Prepaid expenses and other assets	28,165	(69,379)	15,962
Deferred expenses	(46,741)	(73,048)	(43,485)
Accounts payable and accrued expenses	(30,434)	122,208	(13,171)
Other, net	4,827	9,921	15,917

Net cash provided by operating activities	816,351	841,978	719,376

Cash Flows from Investing Activities:
Acquisition/development of real estate and property additions/improvements	(699,403)	(497,977)	(9,000,108)
Proceeds from sales of investment properties	23,117	143,543	65,268
Increase in investments in unconsolidated affiliates	(285,747)	(195,642)	(211,247)
(Increase) decrease in restricted cash	12,017	(22,950)	(1,951)
Insurance recoveries	28,359	5,000	—
Distributions received from unconsolidated affiliates in excess of income	627,869	260,639	134,116
Loans from unconsolidated affiliates, net	67,821	126,500	(8,884)
Other, net	15,567	26,690	1,991

Net cash used in investing activities	(210,400)	(154,197)	(9,020,815)

Cash Flows from Financing Activities:
Cash distributions paid to common stockholders	(403,831)	(353,665)	(274,851)
Cash distributions paid to holders of Common Units	(88,992)	(80,885)	(70,412)
Cash distributions paid to holders of perpetual and convertible preferred units	(17,546)	(27,329)	(37,152)
Proceeds from issuance of common stock, including from common stock plans	49,267	45,208	531,976
Purchase of treasury stock	(85,925)	(98,939)	—
Redemption of preferred minority interests	—	(183,000)	(107,923)
Proceeds from issuance of mortgage notes and other property debt payable	9,366,183	3,907,254	12,733,339
Principal payments on mortgage notes and other property debt payable	(9,383,378)	(3,791,978)	(4,430,532)
Deferred financing costs	(38,916)	(6,984)	(13,408)
Other, net	(8,465)	(34,253)	(694)

Net cash (used in) provided by financing activities	(611,603)	(624,571)	8,330,343

Net change in cash and cash equivalents	(5,652)	63,210	28,904
Cash and cash equivalents at beginning of period	102,791	39,581	10,677

Cash and cash equivalents at end of period	$97,139	$102,791	$39,581

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,170,929	$1,074,874	$424,380
Interest capitalized	58,019	54,260	11,272
Taxes paid	34,743	8,170	390
Non-Cash Investing and Financing Activities:
Common stock issued in exchange for Operating Partnership Units	$5,792	$23,932	$1,373
Common stock issued in exchange for convertible preferred units	10,026	14,337	9,301
Assumption of debt in conjunction with acquisition of property	—	—	134,902
Common stock issued pursuant to Contingent Stock Agreement	81,731	59,055	—
Operating Partnership Units issued as consideration for purchase of real estate	—	—	25,132
Acquisitions:
Fair value of assets acquired	169,415	(134,166)	14,327,519
Liabilities assumed	169,415	(125,925)	7,176,675

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Organization

General

General Growth Properties, Inc. (“GGP”), a Delaware corporation, is a self-administered and self-managed real estate investment trust, referred to as a “REIT.” GGP was organized in 1986 and through its subsidiaries and affiliates operates, develops and manages retail and other rental properties, primarily shopping centers, which are located primarily throughout the United States. As of December 31, 2006, GGP also has international investments through unconsolidated real estate affiliates in Brazil, Turkey and Costa Rica totaling approximately $128.0 million. Additionally, GGP develops and sells land for residential, commercial and other uses primarily in large-scale, long-term master planned communities projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas. In these notes, the terms “we,” “us” and “our” refer to GGP and its subsidiaries (the “Company”).

Substantially all of our business is conducted through GGP Limited Partnership (the “Operating Partnership” or “GGPLP”). As of December 31, 2006, ownership of the Operating Partnership was as follows:

82%	General Growth, as sole general partner
16	Limited partners that indirectly include family members of the original stockholders of the Company. Represented by common units of limited partnership interest (the “Common Units”)
2	Limited partners that include subsequent contributors of properties to the Operating Partnership which are also represented by Common Units

100%

The Operating Partnership also has preferred units of limited partnership interest (the “Preferred Units”) outstanding. Under certain circumstances, the Preferred Units are convertible into Common Units which are redeemable for shares of GGP common stock on a one-for-one basis.

In addition to holding ownership interests in various joint ventures, the Operating Partnership generally conducts its operations through the following subsidiaries:

•	GGPLP L.L.C., a Delaware limited liability company (the “LLC”), has ownership interests in the majority of our Consolidated Properties (as defined below) (other than those acquired in The Rouse Company merger (the “TRC Merger”).

•	The Rouse Company LP (“TRCLP”), successor to The Rouse Company (“TRC”), which includes both REIT and taxable REIT subsidiaries (“TRSs”), has ownership interests in Consolidated Properties and Unconsolidated Properties (each as defined below).

•	General Growth Management, Inc. (“GGMI”), a TRS, manages, leases, and performs various other services for most of our Unconsolidated Real Estate Affiliates (as defined below) and approximately 30 properties owned by unaffiliated third parties. Effective July 1, 2006, GGMI also performs tenant related marketing and strategic partnership services at all of our Consolidated Properties.

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

Shareholder Rights Plan

We have a shareholder rights plan which will impact a potential acquirer unless the acquirer negotiates with our Board of Directors and the Board of Directors approves the transaction. Pursuant to this plan, one preferred share purchase right (a “Right”) is attached to each currently outstanding or subsequently issued share of our common

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock. Prior to becoming exercisable, the Rights trade together with our common stock. In general, the Rights will become exercisable if a person or group acquires or announces a tender or exchange offer for 15% or more of our common stock. Each Right will initially entitle the holder to purchase from GGP one-third of one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $100 per share (the “Preferred Stock”), at an exercise price of $148 per one one-thousandth of a share, subject to adjustment. If a person or group acquires 15% or more of our common stock, each Right will entitle the holder (other than the acquirer) to purchase shares of our common stock (or, in certain circumstances, cash or other securities) having a market value of twice the exercise price of a Right at such time. Under certain circumstances, each Right will entitle the holder (other than the acquirer) to purchase the common stock of the acquirer having a market value of twice the exercise price of a Right at such time. In addition, under certain circumstances, our Board of Directors may exchange each Right (other than those held by the acquirer) for one share of our common stock, subject to adjustment. If the Rights become exercisable, holders of common units of partnership interest in the Operating Partnership, other than GGP, will receive the number of Rights they would have received if their units had been redeemed and the purchase price paid in our common stock. The Rights expire on November 18, 2008, but may be extended or redeemed earlier by our Board of Directors for one-third of $0.01 per Right.

Note 2	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of GGP, our subsidiaries and joint ventures in which we have a controlling interest. For consolidated joint ventures, the non-controlling partner’s share of operations (generally computed as the joint venture partner’s ownership percentage) is included in Minority Interest. All significant intercompany balances and transactions have been eliminated.

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The fair values of tangible assets are determined on an “if-vacant” basis. The “if-vacant” fair value is allocated to land, where applicable, buildings, tenant improvements and equipment based on comparable sales and other relevant information obtained in connection with the acquisition of the property.

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

When cumulative distributions, which are primarily from financing proceeds, exceed our investment in the joint venture, the investment is reported as a liability in our Consolidated Balance Sheets.

For those joint ventures where we own less than a 5% interest and have virtually no influence on the joint venture’s operating and financial policies, we account for our investments using the cost method.

Cash and Cash Equivalents

Highly-liquid investments with maturities at dates of purchase of three months or less are classified as cash equivalents.

Investments in Marketable Securities

Most investments in marketable securities are held in an irrevocable trust for participants in qualified defined contribution plans which were acquired with the TRC Merger, are classified as trading securities and are carried at fair value with changes in values recognized in earnings. Investments in marketable securities with maturities at dates of purchase in excess of three months are carried at amortized cost as it is our intention to hold these investments until maturity. Other investments in marketable equity securities subject to significant restrictions on sale or transfer are classified as available-for-sale and are carried at fair value with unrealized changes in values recognized in other comprehensive income.

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

Deferred Expenses

Deferred expenses consist principally of financing fees and leasing costs and commissions. Deferred financing fees are amortized to interest expense using the interest method (or other methods which approximate the interest method) over the terms of the respective agreements. Deferred leasing costs and commissions are amortized using the straight-line method over the average life of the tenant leases. Deferred expenses in our Consolidated Balance Sheets are shown at cost, net of accumulated amortization of $151.0 million as of December 31, 2006 and $147.5 million as of December 31, 2005.

Minority Interests — Common (Note 12)

Minority Interests — Common includes income allocated to holders of the Common Units (the “OP Minority Interests”) as well as to minority interest venture partners in consolidated joint ventures. Income is allocated to the OP Minority Interests based on their ownership percentage of the Operating Partnership. This ownership percentage, as well as the total net assets of the Operating Partnership, changes when additional shares of our common stock or Common Units are issued. Such changes result in an allocation between stockholders’ equity and

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Minority Interests-Common in the Consolidated Balance Sheets. Due to the number of such capital transactions that occur each period, we have presented a single net effect of all such allocations for the period as the “Adjustment for Minority Interest in Operating Partnership” in our Consolidated Statements of Stockholders’ Equity (rather than separately allocating the minority interest for each individual capital transaction).

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

Straight-line rents receivable, which represent the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases, of approximately $159.2 million as of December 31, 2006 and $124.8 million as of December 31, 2005 are included in Accounts and notes receivable, net in our Consolidated Balance Sheets.

We provide an allowance for doubtful accounts against the portion of accounts receivable, including straight-line rents, which is estimated to be uncollectible. Such allowances are reviewed periodically based upon our recovery experience. We also evaluate the probability of collecting future rent which is recognized currently under a straight-line methodology. This analysis considers the long-term nature of our leases, as a certain portion of the straight-line rent currently recognizable will not be billed to the tenant until many years into the future. Our experience relative to unbilled deferred rent receivable is that a certain portion of the amounts straight-lined into revenue are never collected from (or billed to) the tenant due to early lease terminations. For that portion of the otherwise recognizable deferred rent that is not deemed to be probable of collection, no revenue is recognized. Accounts receivable in our Consolidated Balance Sheets are shown net of an allowance for doubtful accounts of $56.9 million as of December 31, 2006 and $58.5 million as of December 31, 2005.

Overage rents are recognized on an accrual basis once tenant sales exceed contractual tenant lease thresholds. Recoveries from tenants are established in the leases or computed based upon a formula related to real estate taxes, insurance and other shopping center operating expenses and are generally recognized as revenues in the period the related costs are incurred.

Management and other fees primarily represent management and leasing fees, construction fees, financing fees and fees for other ancillary services performed for the benefit of the Unconsolidated Real Estate Affiliates and for properties owned by third parties. Such fees are recognized as revenue when earned.

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

Cost ratios for land sales are determined as a specified percentage of land sales revenues recognized for each community development project. The cost ratios used are based on actual costs incurred and estimates of future development costs and sales revenues to completion of each project. The ratios are reviewed regularly and revised for changes in sales and cost estimates or development plans. Significant changes in these estimates or development plans, whether due to changes in market conditions or other factors, could result in changes to the cost ratio used for a specific project. The specific identification method is used to determine cost of sales for certain parcels of land,

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

including acquired parcels we do not intend to develop or for which development is complete at the date of acquisition.

Income Taxes (Note 7)

Deferred income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. An increase or decrease in the deferred tax liability that results from a change in circumstances, and which causes a change in our judgment about expected future tax consequences of events, is included in the current tax provision. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. An increase or decrease in the valuation allowance that results from a change in circumstances, and which causes a change in our judgment about the realizability of the related deferred tax asset, is included in the current tax provision.

In many of our Master Planned Communities, gains with respect to sales of land for commercial use, condominiums or apartments are reported for tax purposes on the percentage of completion method. Under the percentage of completion method, gain is recognized for tax purposes as costs are incurred in satisfaction of contractual obligations. In contrast, gains with respect to sales of land for single family residences are reported for tax purposes under the completed contract method. Under the completed contract method, gain is recognized for tax purposes when 95% of the costs of our contractual obligations are incurred.

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

Dilutive EPS excludes anti-dilutive options where the exercise price was higher than the average market price of our common stock and options for which conditions for issuance were not achieved. Such options totaled 2,250,227 in 2006, 1,026,777 in 2005 and 1,590,974 in 2004. Outstanding Common Units have also been excluded from the diluted earnings per share calculation because there would be no effect on EPS as the minority interests’ share of income would also be added back to net income.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information related to our EPS calculations is summarized as follows:

	Years Ended December 31,
	2006		2005		2004
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(In thousands)

Numerators:
Income from continuing operations	$60,096	$60,096	$63,867	$63,867	$252,868	$252,868
Discontinued operations, net of minority interests	(823)	(823)	11,686	11,686	14,984	14,984

Net income available to common stockholders	$59,273	$59,273	$75,553	$75,553	$267,852	$267,852

Denominators:
Weighted average number of common shares outstanding — basic	241,222	241,222	237,673	237,673	220,149	220,149
Effect of dilutive securities — options	—	832	—	796	—	680

Weighted average number of common shares outstanding — diluted	241,222	242,054	237,673	238,469	220,149	220,829

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

Substantially all of our interest rate swap and other derivative financial instruments qualify as cash flow hedges and hedge our exposure to forecasted interest payments on variable-rate LIBOR-based debt. Accordingly, the effective portion of the instruments’ gains or losses is reported as a component of other comprehensive income and reclassified into earnings when the related forecasted transactions affect earnings. If we discontinue a cash flow hedge because it is no longer probable that the original forecasted transaction will occur or if a hedge is deemed no longer effective, the net gain or loss in accumulated other comprehensive income (loss) is immediately reclassified into earnings.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We have not recognized any losses as a result of hedge discontinuance and the expense that we recognized related to changes in the time value of interest rate cap agreements and ineffective hedges was insignificant for 2006, 2005 and 2004.

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

	2006		2005
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In millions)

Fixed-rate debt	$17,018	$16,854	$13,906	$13,960
Variable-rate debt	3,504	3,518	6,513	6,430

	$20,522	$20,372	$20,419	$20,390

Stock-Based Compensation Expense

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Consolidated Statements of Income and Comprehensive Income. SFAS 123(R) replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS 123”) which we adopted in the second quarter of 2002. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our Consolidated Financial Statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Because we had previously adopted SFAS 123, the impact of the adoption of SFAS 123(R) was not significant to our Consolidated Financial Statements. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Under SFAS 123, we did not estimate forfeitures for options issued pursuant to our Incentive Stock Plans. The cumulative effect of estimating forfeitures for these plans decreased compensation expense by approximately $150 thousand and has been reflected in our Consolidated Statements of Income and Comprehensive Income in 2006.

Prior to the adoption of SFAS 123 in the second quarter of 2002, we accounted for stock-based awards using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, compensation cost is recognized for common stock awards or stock options only if the quoted market price of the

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

stock as of the grant date (or other measurement date, if later) is greater than the amount the grantee must pay to acquire the stock. Because the exercise price of stock options and the fair value of restricted stock grants equaled the fair market value of the underlying stock at the date of grant, no compensation expense related to grants issued under the 1993 Stock Incentive Plan was recognized. As a result of the cash settlement option available for threshold-vesting stock options (“TSOs”) issued prior to 2004, compensation expense equal to the change in the market price of our stock at the end of each reporting period continues to be recognized for all such unexercised TSOs.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.” The transition methods include procedures to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R). We have adopted the transition guidance in SFAS 123(R) and not the alternative method described in this FASB staff position.

Foreign Currency Translation

The functional currencies for our international joint ventures are their local currencies. Assets and liabilities of these investments are translated at the rate of exchange in effect on the balance sheet date. Translation adjustments resulting from this process are accumulated in stockholders’ equity as a component of accumulated other comprehensive income (loss).

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

Reclassifications and Corrections

Certain amounts in the 2005 and 2004 Consolidated Financial Statements have been reclassified to conform to the current year presentation.

During 2006, we made various corrections to the TRCLP purchase price allocation that was recorded in our 2005 Consolidated Financial Statements. Corrections related to the aggregate net deferred tax liabilities acquired in the TRC Merger reduced deferred tax liabilities by approximately $58.7 million with a corresponding decrease in goodwill in the first quarter of 2006 and additional corrections identified in the fourth quarter increased deferred tax liabilities by $15.5 million, increased goodwill by $9.8 million, increased deferred tax assets by $2.1 million and decreased current taxes payable by $3.6 million. The net reductions to deferred tax liabilities of $43.2 million and goodwill of $48.9 million and the other corrections noted above, had no impact on earnings for the years ended December 31, 2006 and 2005, or any period within such years.

Additionally, we reclassified approximately $65 million of below-market ground leases, which were included in prepaid expenses and other assets in our December 31, 2005 Consolidated Balance Sheet, to owned land in 2006. This change and the corresponding revision of previously recorded amortization decreased other property operating costs by approximately $1.9 million and increased net income by approximately $1.5 million during 2006. We also

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

corrected the amortization period used to amortize the tenant-related intangible assets and liabilities at one of the properties acquired in the TRC Merger. This correction increased depreciation and amortization by approximately $2.4 million and decreased net income by approximately $2.0 million in 2006.

None of the adjustments impacted our cash flows from operating, investing or financing activities in any period in 2006 and 2005. We believe that the effects of these changes are not material to our Consolidated Financial Statements.

Note 3	Intangibles

The following table summarizes our intangible assets and liabilities:

		Accumulated
	Gross Asset	(Amortization)/	Net Carrying
	(Liability)	Accretion	Amount
	(In thousands)

As of December 31, 2006
Tenant leases:
In-place value	$667,492	$(314,270)	$353,222
Above-market	107,157	(53,176)	53,981
Below-market	(294,052)	176,089	(117,963)
Ground leases:
Above-market	(16,968)	1,007	(15,961)
Below-market	293,435	(12,919)	280,516
Real estate tax stabilization agreement	91,879	(8,501)	83,378
As of December 31, 2005
Tenant leases:
In-place value	$664,444	$(176,190)	$488,254
Above-market	106,117	(29,023)	77,094
Below-market	(293,967)	111,697	(182,270)
Ground leases:
Above-market	(16,968)	535	(16,433)
Below-market	358,524	(8,736)	349,788
Real estate tax stabilization agreement	91,879	(4,691)	87,188

Changes in gross asset (liability) balances are the result of the ground lease reclassification (Note 2), GGP Ivanhoe IV, Inc. acquisition (Note 5) and acquisition of the minority interest in two joint ventures.

Amortization of these intangible assets and liabilities, and similar assets and liabilities from our Unconsolidated Real Estate Affiliates at our share, decreased income (excluding the impact of minority interest and the provision for income taxes) by approximately $118.2 million in 2006 and $157.5 million in 2005 and increased net income by $8.4 million in 2004.

Future amortization, including our share of such items from Unconsolidated Real Estate Affiliates, is estimated to decrease income (excluding the impact of minority interest and the provision for income taxes) by approximately $120 million in 2007, $90 million in 2008, $60 million in 2009, $40 million in 2010, and $30 million in 2011.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 4	Discontinued Operations and Gains (Losses) on Dispositions of Interests in Operating Properties

In December 2005, our Board of Directors approved two separate plans to dispose of certain office/industrial properties originally acquired in the TRCLP merger in 2004. The plans included 21 office properties which were sold at a total sale price of approximately $125 million and 16 industrial buildings which were sold at a total sale price of approximately $57 million. All of the properties were located in Hunt Valley and Woodlawn, Baltimore, Maryland. The sales closed in December 2005. As a result of the dispositions, we recognized a loss of approximately $1.3 million in 2006 and a gain of approximately $6.2 million in 2005, both before minority interest.

In August 2004, our Board of Directors approved plans to dispose of certain of the commercial/business properties originally acquired in the JP Realty acquisition in July 2002. The sale closed on November 1, 2004 for $67 million and a gain of approximately $11 million was recognized.

Pursuant to SFAS No. 144, the operations of these properties (net of minority interests) have been reported as discontinued operations in the accompanying consolidated financial statements. Revenues and income before minority interest were as follows:

	Years Ended December 31,
	2005	2004
	(In thousands)

Revenues:
TRCLP office/industrial properties	$24,275	$2,813
JP Realty commercial/business properties	—	6,118

Total	$24,275	$8,931

Net income:
TRCLP office/industrial properties	$8,067	$983
JP Realty commercial/business properties	—	3,801

Total	$8,067	$4,784

Note 5	Unconsolidated Real Estate Affiliates

The Unconsolidated Real Estate Affiliates include our non-controlling investments in real estate joint ventures. Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. We manage most of the properties owned by these joint ventures. Some of the joint ventures have elected to be taxed as REITs. Since we have joint interest and control of the Unconsolidated Properties with our venture partners, we account for these joint ventures using the equity method.

In certain circumstances, we are obligated (or can elect) to fund debt in excess of our pro rata share of the debt of our Unconsolidated Real Estate Affiliates. Such Retained Debt totaled $170.1 million as of December 31, 2006 and $302.7 million as of December 31, 2005, and has been reflected as a reduction in our investment in Unconsolidated Real Estate Affiliates.

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Combined Financial Information of Unconsolidated Real Estate Affiliates

Following is summarized financial information for our Unconsolidated Real Estate Affiliates as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004. Certain 2005 and 2004 amounts have been reclassified to conform to the 2006 presentation.

	December 31,	December 31,
	2006	2005
	(In thousands)

Condensed Combined Balance Sheets — Unconsolidated Real Estate Affiliates
Assets:
Land	$988,018	$919,533
Buildings and equipment	8,158,030	7,656,894
Less accumulated depreciation	(1,590,812)	(1,302,624)
Developments in progress	551,464	427,779

Net property and equipment	8,106,700	7,701,582
Investment in unconsolidated joint ventures	7,424	8,788
Investment land and land held for sale and development	290,273	259,386

Net investment in real estate	8,404,397	7,969,756
Cash and cash equivalents	180,203	217,535
Accounts and notes receivable, net	165,049	161,225
Deferred expenses, net	155,051	148,568
Prepaid expenses and other assets	509,324	340,120

Total assets	$9,414,024	$8,837,204

Liabilities and Owners’ Equity:
Mortgage notes and other property debt payable	$7,752,889	$6,325,116
Accounts payable and accrued expenses	558,974	482,414
Owners’ equity	1,102,161	2,029,674

Total liabilities and owners’ equity	$9,414,024	$8,837,204

Investment In and Loans To/From Unconsolidated Real Estate Affiliates, Net
Owners’ equity	$1,102,161	$2,029,674
Less joint venture partners’ equity	(601,314)	(1,175,175)
Capital or basis differences and loans	825,768	945,627
Investment in and loans to/from

Unconsolidated Real Estate Affiliates, net	$1,326,615	$1,800,126

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Condensed Combined Statements of Income — Unconsolidated Real Estate Affiliates
Revenues:
Minimum rents	$864,368	$795,185	$569,348
Tenant recoveries	378,413	365,325	264,907
Overage rents	31,889	28,592	21,422
Land sales	162,790	158,181	38,681
Other	182,134	126,507	35,083
Management and other fees	15,712	—	—

Total revenues	1,635,306	1,473,790	929,441

Expenses:
Real estate taxes	119,426	112,225	77,513
Repairs and maintenance	88,243	87,816	59,051
Marketing	26,485	29,561	25,860
Other property operating costs	311,267	239,194	142,185
Land sales operations	103,519	89,561	18,101
Provision for doubtful accounts	1,494	10,182	5,390
Property management and other costs	77,290	59,548	47,044
General and administrative	7,947	2,684	10,115
Depreciation and amortization	269,327	257,153	170,529

Total expenses	1,004,998	887,924	555,788

Operating income	630,308	585,866	373,653
Interest income	30,498	14,432	3,778
Interest expense	(361,114)	(304,368)	(179,807)
Provision for income taxes	(1,274)	(1,157)	(353)
Income allocated to minority interest	(588)	—	—
Equity in income of unconsolidated joint ventures	6,509	5,384	4,337

Net income	$304,339	$300,157	$201,608

Equity In Income of Unconsolidated Real Estate Affiliates
Net income of Unconsolidated Real Estate Affiliates	$304,339	$300,157	$201,608
Joint venture partners’ share of income of Unconsolidated Real Estate Affiliates	(160,099)	(157,756)	(103,768)
Amortization of capital or basis differences	(22,083)	(20,844)	(9,632)
Elimination of Unconsolidated Real Estate Affiliates loan interest	(7,916)	(571)	(17)

Equity in income of Unconsolidated Real Estate Affiliates	$114,241	$120,986	$88,191

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Financial Information of Individually Significant Unconsolidated Real Estate Affiliates

The following is summarized financial information for certain individually significant Unconsolidated Real Estate Affiliates as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004. Our investment in such affiliates varies from a strict ownership percentage due to capital or basis differences or loans and related amortization.

GGP/Homart I

We own 50% of the common stock of GGP/Homart, Inc. (“GGP/Homart I”), a REIT. The remaining 50% interest in GGP/Homart I is owned by New York State Common Retirement Fund (“NYSCRF”). GGP/Homart I owns an interest in 23 retail properties. NYSCRF has an exchange right which permits it to convert its ownership interest in GGP/Homart I to shares of GGP common stock. If this exchange right is exercised, we may alternatively satisfy it in cash. Certain 2005 and 2004 amounts have been reclassified to conform to the 2006 presentation.

	GGP/Homart I
	December 31,	December 31,
	2006	2005
	(In thousands)

Assets:
Land	$157,708	$146,527
Buildings and equipment	1,879,992	1,796,335
Less accumulated depreciation	(517,187)	(452,809)
Developments in progress	13,216	30,010
Investment in unconsolidated joint ventures	7,424	8,788

Net investment in real estate	1,541,153	1,528,851
Cash and cash equivalents	15,871	69,034
Accounts receivable, net	48,498	48,137
Deferred expenses, net	44,773	46,709
Prepaid expenses and other assets	174,854	18,333

Total assets	$1,825,149	$1,711,064

Liabilities and Owners’ Equity (Deficit):
Mortgage notes and other property debt payable	$2,041,796	$1,579,717
Accounts payable and accrued expenses	58,408	62,132
Owners’ equity (deficit)	(275,055)	69,215

Total liabilities and owners’ equity (deficit)	$1,825,149	$1,711,064

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	GGP/Homart I
	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Revenues:
Minimum rents	$236,192	$226,936	$214,448
Tenant recoveries	98,864	95,752	91,867
Overage rents	10,237	9,312	8,266
Other	11,224	10,660	7,469

Total revenues	356,517	342,660	322,050

Expenses:
Real estate taxes	30,393	29,745	27,845
Repairs and maintenance	25,477	26,748	25,890
Marketing	7,963	9,294	9,683
Other property operating costs	44,062	36,480	41,120
Provision for doubtful accounts	835	1,088	1,487
Property management and other costs	22,603	20,835	19,355
General and administrative	456	418	3,461
Depreciation and amortization	71,043	68,578	66,430

Total expenses	202,832	193,186	195,271

Operating income	153,685	149,474	126,779
Interest income	14,688	4,588	1,817
Interest expense	(99,991)	(84,684)	(81,120)
Provision for income taxes	(338)	(126)	(150)
Equity in income of unconsolidated joint ventures	6,509	5,384	4,337

Net income	$74,553	$74,636	$51,663

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GGP/Homart II

We own 50% of the membership interest of GGP/Homart II L.L.C. (“GGP/Homart II”), a limited liability company. The remaining 50% interest in GGP/Homart II is owned by NYSCRF. GGP Homart II owns 13 retail properties and one office building. Certain 2005 and 2004 amounts have been reclassified to conform to the 2006 presentation.

	GGP/Homart II
	December 31,	December 31,
	2006	2005
	(In thousands)

Assets:
Land	$224,158	$190,787
Buildings and equipment	2,261,123	2,014,151
Less accumulated depreciation	(326,340)	(264,434)
Developments in progress	286,396	148,453

Net investment in real estate	2,445,337	2,088,957
Cash and cash equivalents	6,289	55,539
Accounts receivable, net	35,506	32,644
Deferred expenses, net	58,712	56,223
Prepaid expenses and other assets	36,656	116,234

Total assets	$2,582,500	$2,349,597

Liabilities and Owners’ Equity:
Mortgage notes and other property debt payable	$2,284,763	$1,666,979
Accounts payable and accrued expenses	146,781	88,822
Owners’ equity	150,956	593,796

Total liabilities and owners’ equity	$2,582,500	$2,349,597

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	GGP/Homart II
	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Revenues:
Minimum rents	$205,835	$194,938	$184,418
Tenant recoveries	94,298	92,862	90,958
Overage rents	5,935	6,432	5,530
Other	9,057	8,543	5,352

Total revenues	315,125	302,775	286,258

Expenses:
Real estate taxes	29,883	27,132	27,030
Repairs and maintenance	19,362	19,671	18,734
Marketing	7,583	8,726	9,504
Other property operating costs	37,776	29,490	32,435
(Recovery of) provision for doubtful accounts	(47)	3,125	1,591
Property management and other costs	19,469	17,468	16,176
General and administrative	7,137	2,005	6,056
Depreciation and amortization	66,024	61,923	56,394

Total expenses	187,187	169,540	167,920

Operating income	127,938	133,235	118,338
Interest income	8,840	7,358	1,492
Interest expense	(91,240)	(77,285)	(55,780)
(Provision) benefit for income taxes	(69)	64	(59)

Net income	$45,469	$63,372	$63,991

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GGP/Teachers

We own 50% of the membership interest in GGP- TRS L.L.C. (GGP/Teachers), a limited liability company. The remaining 50% interest in GGP/Teachers is owned by the Teachers’ Retirement System of the State of Illinois. GGP/Teachers owns six retail properties. Certain 2005 and 2004 amounts have been reclassified to conform to the 2006 presentation.

	GGP/Teachers
	December 31,	December 31,
	2006	2005
	(In thousands)

Assets:
Land	$176,761	$176,761
Buildings and equipment	908,786	879,828
Less accumulated depreciation	(89,323)	(64,795)
Developments in progress	76,991	18,431

Net investment in real estate	1,073,215	1,010,225
Cash and cash equivalents	19,029	18,279
Accounts receivable, net	11,347	9,725
Deferred expenses, net	15,280	13,220
Prepaid expenses and other assets	13,980	3,968

Total assets	$1,132,851	$1,055,417

Liabilities and Owners’ Equity:
Mortgage notes and other property debt payable	$933,375	$786,025
Accounts payable and accrued expenses	88,188	84,322
Owners’ equity	111,288	185,070

Total liabilities and owners’ equity	$1,132,851	$1,055,417

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	GGP/Teachers
	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Revenues:
Minimum rents	$106,422	$87,014	$83,464
Tenant recoveries	46,530	40,033	38,473
Overage rents	6,003	2,888	2,736
Other	2,753	2,378	1,831

Total revenues	161,708	132,313	126,504

Expenses:
Real estate taxes	11,549	11,130	10,868
Repairs and maintenance	8,298	7,405	7,472
Marketing	3,909	3,610	3,424
Other property operating costs	18,783	13,466	16,531
Provision for doubtful accounts	132	440	445
Property management and other costs	9,166	7,424	6,716
General and administrative	297	213	179
Depreciation and amortization	26,621	21,385	20,578

Total expenses	78,755	65,073	66,213

Operating income	82,953	67,240	60,291
Interest income	914	723	287
Interest expense	(44,262)	(27,030)	(15,499)
Provision for income taxes	(485)	(747)	(130)

Net income	$39,120	$40,186	$44,949

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Woodlands Land Development

We own 52.5% of the membership interest of The Woodlands Land Development Company, L.P. (“The Woodlands Partnership”), a limited liability partnership. The remaining 47.5% interest in The Woodlands Partnership is owned by Morgan Stanley Real Estate Fund II, L.P.

	Woodlands Land Development
	Holdings, LP
	December 31,	December 31,
	2006	2005
	(In thousands)

Assets:
Land	$13,828	$15,302
Buildings and equipment	91,485	86,892
Less accumulated depreciation	(19,271)	(9,825)
Developments in progress	6,939	27,802
Investment land and land held for sale and development	290,273	258,926

Net investment in real estate	383,254	379,097
Cash and cash equivalents	15,219	—
Deferred expenses, net	2,782	—
Prepaid expenses and other assets	97,977	88,926

Total assets	$499,232	$468,023

Liabilities and Owners’ Equity:
Mortgage notes and other property debt payable	$321,724	$282,036
Accounts payable and accrued expenses	58,805	84,275
Owners’ equity	118,704	101,712

Total liabilities and owners’ equity	$499,233	$468,023

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	The Woodlands Land
	Development Holdings, L.P.
	Years Ended December 31,
	2006	2005
	(In thousands)

Revenues:
Minimum rents	$1,834	$(9)
Land sales	161,540	157,581
Other	50,791	31,947

Total revenues	214,165	189,519

Expenses:
Real estate taxes	453	—
Repairs and maintenance	311	—
Other property operating costs	32,207	33,083
Land sales operations	102,989	89,313
Depreciation and amortization	5,218	4,659

Total expenses	141,178	127,055

Operating income	72,987	62,464
Interest income	332	224
Interest expense	(6,434)	(5,873)

Net income	$66,885	$56,815

Results for the year ended December 31, 2004 include only the six weeks subsequent to the November 12, 2004 TRC Merger and, as a result, have not been presented due to immateriality.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6	Mortgage Notes and Other Property Debt Payable

Mortgage notes and other property debt payable are summarized as follows:

	December 31,
	2006	2005
	(In thousands)

Fixed-rate debt:
Commercial mortgage-backed securities	$868,765	$1,181,895
Other collateralized mortgage notes and other property debt payable	13,761,988	11,092,544
Corporate and other unsecured term loans	2,386,727	1,631,257

Total fixed-rate debt	17,017,480	13,905,696

Variable-rate debt:
Commercial mortgage-backed securities	—	306,270
Other collateralized mortgage notes and other property debt payable	388,287	888,842
Credit facilities	60,000	180,500
Corporate and other unsecured term loans	3,056,200	5,137,567

Total variable-rate debt	3,504,487	6,513,179

Total	$20,521,967	$20,418,875

The weighted-average annual interest rate (including the effects of swaps and excluding the effects of deferred finance costs) on our mortgage notes and other property debt payable was 5.70% at December 31, 2006 and 5.64% at December 31, 2005. Our mortgage notes and other debt payable have various maturities through 2095. The weighted-average remaining term of our mortgage notes and other property debt payable was 4.7 years as of December 31, 2006.

As of December 31, 2006, approximately $21.5 billion of land, buildings and equipment and developments in progress (before accumulated depreciation) have been pledged as collateral for our mortgage notes and other debt payable. Certain properties, including those within the portfolios collateralized by commercial mortgage-backed securities, are subject to financial performance covenants, primarily debt service coverage ratios.

Commercial Mortgage-Backed Securities

In November 1997 (refinanced in November 2004), the Operating Partnership and GGP Ivanhoe I completed the placement of fixed-rate non-recourse commercial mortgage backed securities (the “CMBS 13”). The commercial mortgage-backed securities have cross-default provisions and are cross-collateralized. Under certain cross-default provisions, a default under any mortgage note included in a cross-defaulted package may constitute a default under all such mortgage notes in the package and may lead to acceleration of the indebtedness due on each property within the collateral package. In general, the cross-defaulted properties are under common ownership; however, $138.6 million of unconsolidated debt at two Unconsolidated Properties is cross-defaulted and cross-collateralized by $868.8 million of consolidated debt at eleven Consolidated Properties. As of December 31, 2006, the weighted-average interest rate on the CMBS 13 was 5.40% (range of 4.20% to 6.71%).

In December 2001, the Operating Partnership and certain Unconsolidated Real Estate Affiliates completed the placement of non-recourse commercial mortgage pass-through certificates (the “GGP MPTC”). The principal amount of the GGP MPTC was attributed to the Operating Partnership, GGP/Homart I, GGP/Homart II, GGP Ivanhoe III and GGP Ivanhoe IV. The GGP MPTC was repaid in the third quarter of 2006.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The fixed-rate collateralized mortgage notes and other debt payable bear interest ranging from 3.17% to 11.53%. The variable-rate collateralized mortgage notes and other debt payable bear interest at LIBOR (5.35% at December 31, 2006) plus 125 to 190 basis points.

Corporate and Other Unsecured Term Loans

On February 24, 2006, we amended the 2004 Credit Facility, which was entered into to fund the TRC Merger, and entered into a Second Amended and Restated Credit Agreement (the “2006 Credit Facility”). The 2006 Credit Facility provides for a $2.85 billion term loan (the “Term Loan”) and a $650 million revolving credit facility. As of December 31, 2006, $590 million is available to be drawn on the revolving credit facility.

The 2006 Credit Facility has a four year term, with a one year extension option. The interest rate ranges from LIBOR plus 1.15% to LIBOR plus 1.5%, depending on our leverage ratio and assuming we maintain our election to have these loans designated as Eurodollar loans. The interest rate, as of December 31, 2006, was LIBOR plus 1.25%. Quarterly principal payments on the Term Loan of $12.5 million begin March 31, 2007, with the balance due at maturity.

Under the terms of the 2006 Credit Facility, we are subject to customary affirmative and negative covenants. If a default occurs, the lenders will have the option of declaring all outstanding amounts immediately due and payable. Events of default include a failure to maintain our REIT status under the Internal Revenue Code, a failure to remain listed on the New York Stock Exchange and such customary events as nonpayment of principal, interest, fees or other amounts, breach of representations and warranties, breach of covenant, cross-default to other indebtedness and certain bankruptcy events.

Concurrently with the 2006 Credit Facility transaction, we also entered into a $1.4 billion term loan (the “Short Term Loan”) and TRCLP entered into a $500 million term loan (the “Bridge Loan”). The Short Term Loan was repaid in August 2006 as part of various refinancing transactions including the GGP MPTC. The Bridge Loan was fully repaid in May 2006 with a portion of the proceeds obtained from the sale of $800 million of senior unsecured notes which were issued by TRCLP. These notes provide for semi-annual, interest-only payments at a rate of 6.75% and payment of the principal in full on May 1, 2013.

Also concurrently with the 2006 Credit Facility transaction, GGP Capital Trust  I, a Delaware statutory trust (the “Trust”) and a wholly-owned subsidiary of GGPLP, completed a private placement of $200 million of trust preferred securities (“TRUPS”). The Trust also issued $6.2 million of Common Securities to GGPLP. The Trust used the proceeds from the sale of the TRUPS and Common Securities to purchase $206.2 million of floating rate Junior Subordinated Notes of GGPLP due 2036. The TRUPS require distributions equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date of original issuance. The TRUPS mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of the Junior Subordinated Notes. The Junior Subordinated Notes bear interest at LIBOR plus 1.45%. Though the Trust is a wholly-owned subsidiary of GGPLP, we are not the primary beneficiary of the Trust and, accordingly, it is not consolidated for accounting purposes under FASB Interpretation No. 46 (as revised), “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” (“FIN 46R”). As a result, we have recorded the Junior Subordinated Notes as Mortgage Notes and Other Property Debt Payable and our common equity interest in the Trust as Prepaid Expenses and Other Assets in our Consolidated Balance Sheet.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Unsecured Term Loans

In conjunction with the TRC Merger, we assumed certain publicly-traded unsecured debt which included 8.78% and 8.44% Notes due 2007, 3.625% Notes and 8% Notes due 2009, 7.2% Notes due 2012 and 5.375% Notes due 2013. Such debt totaled $1.5 billion at both December 31, 2006 and 2005. Under the terms of the Indenture dated as of February 24, 1995, as long as these notes are outstanding, TRCLP is required to file with the SEC the annual and quarterly reports and other documents which TRCLP would be required to file as if it was subject to Section 13(a) or 15(d) of the Exchange Act, regardless of whether TRCLP was subject to such requirements. TRCLP is no longer required to file reports or other documents with the SEC under Section 13(a) or 15(d). Accordingly, in lieu of such filing, certain financial and other information related to TRCLP has been included as Exhibit 99.1 to this Annual Report on Form 10-K. We believe that such TRCLP information is responsive to the terms of the Indenture and that any additional information needed or actions required can be supplied or addressed.

In conjunction with our acquisition of JP Realty in 2002, we assumed $100 million of ten-year senior unsecured notes which bear interest at a fixed rate of 7.29% and were issued in March 1998. The notes require semi-annual interest payments. Annual principal payments of $25 million began in March 2005 and continue until the loan is fully repaid in March 2008.

Interest Rate Swaps

To achieve a more desirable balance between fixed and variable-rate debt, we have also entered into certain swap agreements as follows:

	2006 Credit	Property
	Agreement	Specific

Total notional amount (in millions)	$625.0	$195.0
Average fixed pay rate	4.11%	4.78%
Average variable receive rate	LIBOR	LIBOR

Such swap agreements have been designated as cash flow hedges and are intended to hedge our exposure to future interest payments on the related variable-rate debt.

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of approximately $220 million as of December 31, 2006. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

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

As a REIT, we will generally not be subject to corporate level Federal income tax on taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income or property, and to Federal income and excise taxes on our undistributed taxable income. In addition, we are subject to rules which may impose corporate income tax on certain built-in gains recognized upon the disposition of assets owned by our subsidiaries where such subsidiaries (or other predecessors)

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

had formerly been C corporations. These rules apply only where the disposition occurs within certain specified recognition periods. Specifically, in the case of the TRC assets, we may be subject to tax on built-in gain recognized upon the disposition prior to January 1, 2008 of assets owned by TRC on January 1, 1998, the effective date of TRC’s REIT election. At December 31, 2006, the total amount of built-in gains with respect to our assets is substantial. However, to the extent that any such properties are to be sold, we intend to utilize tax strategies such as dispositions through like-kind exchanges and the use of net operating loss carryforwards to limit or offset the amount of such gains and therefore the amount of tax paid.

We also have subsidiaries which we have elected to be treated as taxable real estate investment trust subsidiaries (a “TRS” or “TRS entities”) and which are, therefore, subject to federal and state income taxes. Our primary TRS entities include GGMI, entities which own our master planned community properties and other TRS entities acquired in the TRC Merger. Current Federal income taxes of certain of these TRS entities are likely to increase in future years as we exhaust the net loss carryforwards of these entities and as certain master planned community developments are completed. Such increases could be significant.

The provision for income taxes for the years ended December 31, 2006, 2005 and 2004 were as follows:

	2006	2005	2004
	(In thousands)

Current	$40,732	$22,693	$390
Deferred	58,252	28,596	1,993

Total	$98,984	$51,289	$2,383

Income tax expense computed by applying the Federal corporate tax rate for the years ended December 31, 2006, 2005 and 2004 is reconciled to the provision for income taxes as follows:

	2006	2005	2004
	(In thousands)

Tax at statutory rate on earnings from continuing operations before income taxes	$55,678	$40,723	$89,481
Increase (decrease) in valuation allowances, net	936	(5,114)	(2,110)
State income taxes, net of Federal income tax benefit	4,608	343	115
Tax at statutory rate on earnings (losses) not subject to Federal income taxes and other permanent differences	37,762	15,337	(85,103)

Income tax expense	$98,984	$51,289	$2,383

Realization of a deferred tax benefit is dependent upon generating sufficient taxable income in future periods. Our net operating loss carryforwards are currently scheduled to expire in subsequent years through 2026. Some of the net operating loss carryforward amounts are subject to annual limitations under Section 382 of the Internal Revenue Code. This annual limitation under Section 382 is subject to modification if a taxpayer recognizes what are called “built-in gain items.” For 2004, the benefit of the entire amount of the net operating loss was recorded and a reserve was established to reflect the limitations caused by Section 382. For 2005, the presentation has changed, but the net amount has remained the same. For 2005, the benefit amount has been reduced to reflect the sum of the annual Section 382 limitations, with no adjustment for the potential of built-in gain items. The valuation amount has likewise been reduced, thereby maintaining the same net deferred tax benefit amount for the net operating loss carryforwards. For 2006, there has been no change from 2005 in the presentation of the net tax benefit.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax assets (liabilities) are summarized as follows:

	2006	2005
	(In thousands)

Total deferred tax assets	$16,006	$12,457
Valuation allowance	(936)	—

Net deferred tax assets	15,070	12,457
Total deferred tax liabilities	(1,302,205)	(1,286,576)

Net deferred tax liabilities	$(1,287,135)	$(1,274,119)

As part of the TRC merger, we acquired a controlling interest in an entity whose assets included a deferred tax asset of approximately $141 million related to $405.5 million of temporary differences (primarily interest deduction carryforwards with no expiration date).

Due to the uncertainty of the realization of certain tax carryforwards, we established valuation allowances. The majority of the valuation allowances related to net operating loss carryforwards where there was uncertainty regarding their realizability.

The tax effects of temporary differences and carryforwards included in the net deferred tax liabilities at December 31, 2006 and 2005 are summarized as follows:

	2006	2005
	(In thousands)

Property, primarily differences in depreciation and amortization, the tax basis of land assets and treatment of interest and certain other costs	$(1,165,960)	$(1,266,660)
Deferred income	(291,634)	(236,167)
Interest deduction carryforwards	142,177	163,193
Operating loss and tax credit carryforwards	28,282	65,515

Net deferred tax liabilities	$(1,287,135)	$(1,274,119)

Several of our subsidiaries and partnerships in which we have an interest are currently under examination by the Internal Revenue Service. Although we believe our tax returns are correct, the final determination of tax audits and any related litigation could be different than that which was reported on the returns. In the opinion of management, we have made adequate tax provisions for years subject to examination.

During the first quarter of 2007, we expect to complete an internal restructuring of certain of our operating properties that are currently owned by TRS entities. We currently estimate that the restructuring will reduce our deferred tax liability by approximately $300 million.

Earnings and profits, which determine the taxability of dividends to stockholders, differ from net income reported for financial reporting purposes due to differences for Federal income tax reporting purposes in, among other things, estimated useful lives, depreciable basis of properties and permanent and temporary differences on the inclusion or deductibility of elements of income and deductibility of expense for such purposes.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Distributions paid on our common stock and their tax status, as sent to our shareholders, are presented in the following table. The tax status of GGP distributions in 2006, 2005 and 2004 may not be indicative of future periods.

	2006	2005	2004

Ordinary income	$0.542	$0.993	$1.260
Return of capital	0.501	0.497	—
Qualified dividends	0.432	—	—
Capital gain distributions	0.205	—	—

Distributions per share	$1.680	$1.490	$1.260

Note 8	Rentals Under Operating Leases

We receive rental income from the leasing of retail and other space under operating leases. The minimum future rentals based on operating leases of our Consolidated Properties held as of December 31, 2006 are as follows:

Year	Amount
(In thousands)

2007	$1,393,768
2008	1,293,107
2009	1,156,375
2010	1,005,205
2011	861,215
Subsequent	3,097,317

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

Management fees primarily represent management and leasing fees, financing fees and fees for other ancillary services performed for the benefit of certain of the Unconsolidated Real Estate Affiliates and for properties owned by third parties. Fees charged to the Unconsolidated Properties totaled approximately $110.9 million in 2006, $87.5 million in 2005 and $61.8 million in 2004. Such fees are recognized as revenue when earned.

Note 10	Stock-Based Compensation Plans and Other Stock-Based Activity

Incentive Stock Plans

We grant qualified and non-qualified stock options and make restricted stock grants to attract and retain officers and key employees through the 2003 Incentive Stock Plan and, prior to April 2003, the 1993 Stock Incentive Plan. Stock options are granted by the Compensation Committee of the Board of Directors at an exercise price of not less than 100% of the fair market value of our common stock on the date of the grant. The terms of the options are fixed by the Compensation Committee. Stock options granted to officers and key employees under the 2003 Incentive Stock Plan are for 5-year terms and under the 1993 Incentive Stock Plan are for 10-year terms. Stock options generally vest 20% at the time of the grant and in 20% annual increments thereafter. Prior to May 2006, we granted options to non-employee directors that were exercisable in full commencing on the date of grant and scheduled to expire on the fifth anniversary of the date of the grant. Beginning in May 2006, non-employee directors received restricted stock

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

grants, as further described below. The 2003 Incentive Stock Plan provides for the issuance of up to 9.0 million shares of our common stock, subject to certain customary adjustments to prevent dilution.

The following tables summarize stock option activity as of and for the years ended December 31, 2006, 2005 and 2004.

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Stock Options Outstanding at January 1	2,546,174	$29.57	1,875,687	$22.17	1,482,087	$14.86
Granted	1,370,000	49.78	1,352,500	36.13	922,500	30.80
Exercised	(573,226)	24.70	(610,213)	21.00	(521,100)	16.83
Exchanged for restricted stock	(30,000)	47.26	—	—	—	—
Forfeited	(145,000)	43.10	(70,000)	33.49	(7,500)	11.31
Expired	(600)	9.99	(1,800)	9.99	(300)	9.99

Stock Options Outstanding at December 31	3,167,348	$38.41	2,546,174	$29.57	1,875,687	$22.17

	Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
		Contractual	Exercise		Contractual	Exercise
Range of Exercise Prices	Shares	Term (in years)	Price	Shares	Term (in years)	Price

In-the-money stock options
$ 5.05 - $10.09	6,000	3.3	$9.99	6,000	3.3	$9.99
$10.09 - $15.14	54,700	5.2	13.58	54,700	5.2	13.58
$15.14 - $20.19	247,148	6.2	16.77	103,148	6.2	16.77
$30.28 - $35.33	612,500	2.7	30.98	298,500	2.7	31.03
$35.33 - $40.38	972,000	3.1	35.61	292,000	3.1	35.55
$40.38 - $50.47	1,275,000	4.1	49.50	220,000	4.0	49.37

Total	3,167,348	3.9	$38.41	974,348	3.8	$33.91

Intrinsic value (in thousands)	$43,773			$17,850

The intrinsic value of outstanding and exercisable stock options as of December 31, 2006 represents the excess of our closing stock price ($52.23) over the exercise price multiplied by the applicable number of stock options. The intrinsic value of exercised stock options represents the excess of our stock price at the time the option was exercised over the exercise price and was $13.9 million for options exercised during 2006, $10.9 million for options exercised during 2005, and $7.4 million for options exercised during 2004.

The weighted-average fair value of stock options as of the grant date was $7.61 for stock options granted during 2006, $4.82 for stock options granted during 2005, and $2.97 for stock options granted during 2004.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Restricted Stock

We also make restricted stock grants to certain officers and, beginning in May 2006, to non-employee directors, pursuant to the 2003 Stock Incentive Plan. The vesting terms of these grants are specific to the individual grant. Generally, the shares vest either one-third immediately with the remainder vesting equally on the first and second anniversaries or equally on the first, second and third anniversaries.

The following table summarizes restricted stock activity as of and for the years ended December 31, 2006, 2005, and 2004.

	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Nonvested restricted stock grants outstanding as of January 1	15,000	$16.77	80,001	$16.71	145,002	$16.71
Granted	99,000	47.91	66,000	35.41	55,000	30.94
Vested	(41,334)	37.13	(131,001)	26.13	(120,001)	23.22

Nonvested restricted stock grants outstanding as of December 31	72,666	$47.62	15,000	$16.77	80,001	$16.71

Intrinsic value (in thousands)	$3,795		$705		$2,893

The total fair value of restricted stock grants which vested during 2006 was $2.0 million, during 2005 was $5.1 million and during 2004 was $3.7 million.

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes TSO activity by grant year.

	TSO Grant Year
	2006	2005	2004

Granted	1,400,000	1,000,000	1,031,480
Forfeited	(84,773)	(118,332)	(114,919)
Vested and exercised	—	(723,920)	(916,561)

TSOs outstanding at December 31, 2006	1,315,227	157,748 (1)	—

Intrinsic value (in thousands)	$2,315	$2,653	—

Exercise price	$50.47	$35.41	$30.94
Threshold price	70.79	49.66	43.39
Fair value of options on grant date	6.51	3.81	1.59
Remaining contractual term (in years)	4.2	0.1	—

(1)	Substantially all of the outstanding 2005 grant year TSOs were exercised in January 2007.

In addition to the TSOs above, which are accounted for pursuant to SFAS 123(R), 156,516 vested, but unexercised, TSOs granted prior to 2004 are accounted for using the intrinsic value method.

Other Required Disclosures

The fair values of TSOs granted in 2006 and 2005 were estimated using the binomial method. The value of restricted stock grants is calculated as the average of the high and low stock prices on the date of the initial grant. The fair values of all other stock options were estimated on the date of grant using the Black-Scholes-Merton option pricing model. These fair values are affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. Expected volatilities are based on historical volatility of our stock price as well as that of our peer group, implied volatilities and various other factors. Historical data was used to estimate expected life and represents the period of time that options are expected to be outstanding. The weighted average estimated value of stock options and TSOs granted during 2006, 2005 and 2004 were based on the following assumptions:

	2006	2005	2004

Risk-free interest rate	4.43%	3.40%	3.44%
Dividend yield	4.00	4.00	6.09
Expected volatility	22.94	21.61	20.10
Expected life (in years)	2.5 - 3.5	5.0	5.2

Compensation expense related to the Incentive Stock Plans, TSOs and restricted stock was $14.0 million in 2006, $11.1 million in 2005 and $6.5 million in 2004.

As of December 31, 2006, total compensation expense related to nonvested options, TSOs and restricted stock grants which had not yet been recognized was $17.4 million. Of this total, $7.9 million is expected to be recognized in 2007, $6.5 million in 2008, $2.5 million in 2009, $0.4 million in 2010 and $0.1 million in 2011. These amounts may be impacted by future grants, changes in forfeiture estimates, actual forfeiture rates which differ from estimated forfeitures and/or timing of TSO vesting.

We have a $200 million per fiscal year common stock repurchase program which gives us the ability to acquire some or all of the shares of common stock to be issued upon the exercise of the TSOs.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Employee Stock Purchase Plan

The General Growth Properties, Inc. Employee Stock Purchase Plan (the “ESPP”) was established to assist eligible employees in acquiring stock ownership interest in GGP. Under the ESPP, eligible employees make payroll deductions over a six-month purchase period. At the end of each six-month purchase period, the amounts withheld are used to purchase shares of our common stock at a purchase price equal to 85% of the lesser of the closing price of a share of a common stock on the first or last trading day of the purchase period. The ESPP is considered a compensatory plan pursuant to SFAS 123(R). A maximum of 1.5 million shares of our common stock are reserved for issuance under the ESPP. Since inception, an aggregate of approximately 1.4 million shares of our common stock have been sold under the ESPP, including 61,759 shares for the purchase period ending December 31, 2006 which were purchased at a price of $39.26 per share. Compensation expense related to the ESPP was $1.5 million in 2006, $2.0 million in 2005, and $1.3 million in 2004.

Defined Contribution Plan

We sponsor the General Growth 401(k) Savings Plan (the “401(k) Plan”) which permits all eligible employees to defer a portion of their compensation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Subject to certain limitations (including an annual limit imposed by the Internal Revenue Code), each participant is allowed to make before-tax contributions up to 50% of gross earnings, as defined. We add to a participant’s account through a matching contribution up to 5% of the participant’s annual earnings contributed to the 401(k) Plan. We match 100% of the first 4% of earnings contributed by each participant and 50% of the next 2% of earnings contributed by each participant. We recognized expense resulting from the matching contributions of $9.3 million in 2006, $7.5 million in 2005, and $5.3 million in 2004.

Dividend Reinvestment and Stock Purchase Plan

We have reserved up to 3.0 million shares of our common stock for issuance under the Dividend Reinvestment and Stock Purchase Plan (“DRSP”). In general, the DRSP allows participants to purchase our common stock from dividends received or additional cash investments. The stock is purchased at current market price, but no fees or commissions are charged to the participant. We expect to continue to satisfy DRSP common stock purchases by issuing new shares of our common stock or by repurchasing currently outstanding common stock. As of December 31, 2006, an aggregate of 598,161 shares of our common stock have been issued under the DRSP.

Note 11	Other Assets & Liabilities

The following table summarizes the significant components of “Prepaid Expenses and Other Assets.”

	December 31,
	2006	2005
	(In thousands)

Below-market ground leases	$280,516	$349,788
Receivables — finance leases and bonds	118,459	136,409
Security and escrow deposits	76,834	87,326
Real estate tax stabilization agreement	83,378	87,188
Special Improvement District receivable	64,819	66,206
Above-market tenant leases	53,981	77,094
Prepaid expenses	37,528	26,627
Funded defined contribution plan assets	17,119	20,062
Other	50,200	66,411

	$782,834	$917,111

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the significant components of “Accounts Payable and Accrued Expenses.”

	December 31,
	2006	2005
	(In thousands)

Accounts payable and accrued expenses	$200,936	$217,829
Below-market tenant leases	117,963	182,270
Construction payables	188,038	105,789
Accrued interest	102,870	85,945
Hughes participation payable	90,793	61,783
Accrued real estate taxes	71,816	62,492
Accrued payroll and other employee liabilities	58,372	60,038
Deferred gains/income	56,414	75,488
Tenant and other deposits	32,887	18,651
Funded defined contribution plan liabilities	17,119	20,062
Above-market ground leases	15,961	16,433
Capital lease obligations	14,967	19,206
Other	82,056	88,457

	$1,050,192	$1,014,443

Note 12	Minority Interests

Common

Changes in outstanding Operating Partnership Common Units for the three years ended December 31, 2006 are as follows:

January 1, 2004	55,712,250
Exchanges for GGP common stock	(179,987)

December 31, 2004	55,532,263
Conversion of Preferred Units into Common Units	729,890
Exchanges for GGP common stock	(3,200,258)

December 31, 2005	53,061,895
Conversion of Preferred Units into Common Units	1,163,333
Exchanges for GGP common stock	(1,334,637)

December 31, 2006	52,890,591

Under certain circumstances, the Common Units can be redeemed at the option of the holders for cash or, at our election, for shares of GGP common stock on a one-for-one basis. The holders of the Common Units also share equally with our common stockholders on a per share basis in any distributions by the Operating Partnership on the basis that one Common Unit is equivalent to one share of GGP common stock.

Also included in minority interests-common is minority interest in consolidated joint ventures of approximately $6.4 million as of December 31, 2006 and $13.6 million as of December 31, 2005.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred

Components of minority interest — preferred as of December 31, 2006 and 2005 are as follows:

			Number
			of Units
			as of	Per Unit
	Coupon	Issuing	December 31,	Liquidation	Carrying Amount
Security Type	Rate	Entity	2006	Preference	2006	2005
					(In thousands)

Perpetual Preferred Units
Redeemable Preferred Units (“RPUs”)	8.95%	LLC	240,000	$250	$60,000	$60,000
Cumulative Preferred Units (“CPUs”)	8.25%	LLC	20,000	250	5,000	5,000

					65,000	65,000

Convertible Preferred Units
Series B — JP Realty	8.50%	GGPLP	1,294,471	50	64,724	68,129
Series C — Glendale Galleria	7.00%	GGPLP	19,466	50	974	20,685
Series D — Foothills Mall	6.50%	GGPLP	532,750	50	26,637	26,637
Series E — Four Seasons Town Centre	7.00%	GGPLP	502,658	50	25,132	25,132

					117,467	140,583
Other preferred stock of consolidated subsidiaries	N/A	various	361	1,000	361	361

Total Minority Interest-Preferred					$182,828	$205,944

Holders of the RPUs and CPUs are entitled to receive cumulative preferential cash distributions prior to any distributions by the LLC to the Operating Partnership. Subject to certain limitations, the RPUs may be redeemed in cash by the LLC in April 2007 for the liquidation preference amount plus accrued and unpaid distributions and may be exchanged by the holders of the RPUs for an equivalent amount of GGP redeemable preferred stock. Such preferred stock provides for an equivalent 8.95% annual preferred distribution and is redeemable at our option for cash equal to the liquidation preference amount plus accrued and unpaid distributions.

The Convertible Preferred Units are convertible, with certain restrictions, at any time by the holder into Common Units of the Operating Partnership at the following rates:

Number of Common
Units for each
Preferred Unit

Series B — JP Realty	3.000
Series C — Glendale Galleria	2.433
Series D — Foothills Mall	1.508
Series E — Four Seasons Town Centre	1.298

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13	Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income as of December 31, 2006 and 2005 are as follows:

	2006	2005
	(In thousands)

Net unrealized gains on financial instruments	$1,386	$4,702
Accrued pension adjustment	(705)	(703)
Foreign currency translation	9,238	6,510
Unrealized losses on available-for-sale securities	(337)	(55)

	$9,582	$10,454

Note 14	Commitments and Contingencies

In the normal course of business, from time to time, we are involved in legal proceedings relating to the ownership and operations of our properties. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

We lease land or buildings at certain properties from third parties. The leases generally provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. Rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease. Rental expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rents, was $10.3 million in 2006, $10.5 million in 2005 and $3.6 million in 2004.

We periodically enter into contingent agreements for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence and, in the case of property acquired under development, completion of the project. In conjunction with the acquisition of The Grand Canal Shoppes in 2004, we entered into an agreement (the “Phase II Agreement”) to acquire the multi-level retail space that is planned to be part of The Palazzo in Las Vegas, Nevada that will be connected to the existing Venetian and the Sands Expo and Convention Center facilities (the “Phase II Acquisition”) and The Grand Canal Shoppes. The Palazzo is currently under construction and is expected to be completed in early 2008. If completed as specified under the terms of the Phase II Agreement, we will purchase, payable upon grand opening, the Phase II Acquisition retail space at a price computed on a 6% capitalization rate on the projected net operating income of the Phase II retail space, as defined by the Phase II Agreement (“Phase II NOI”), up to $38 million and on a capitalization rate of 8% on Phase II NOI in excess of $38 million, all subject to a minimum purchase price of $250 million. Based on current construction plans, progress and estimated rents, we believe the actual purchase price will be approximately $600 million. The Phase II Agreement is subject to the satisfaction of customary closing conditions.

The following table summarizes the contractual maturities of our long-term commitments. Both long-term debt and ground leases include the related purchase accounting fair value adjustments:

	2007	2008	2009	2010	2011	Subsequent	Total
	(In thousands)

Long-term debt-principal	$1,330,256	$2,055,555	$3,246,184	$3,760,636	$6,546,472	$3,582,864	$20,521,967
Retained debt-principal	6,847	2,446	2,606	119,694	775	37,742	170,110
Ground lease payments	18,795	18,838	18,862	18,870	18,731	712,147	806,243

Total	$1,355,898	$2,076,839	$3,267,652	$3,899,200	$6,565,978	$4,332,753	$21,498,320

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Contingent Stock Agreement

In conjunction with the TRC Merger, we assumed TRC’s obligations under a Contingent Stock Agreement (“CSA”). TRC entered into the CSA in 1996 when they acquired The Hughes Corporation (“Hughes”). This acquisition included various assets, including Summerlin (the “CSA Assets”), a project in our Master Planned Communities segment. We agreed that the TRC Merger would not have a prejudicial effect on the former Hughes owners or their successors (the “Beneficiaries”) with respect to their receipt of securities pursuant to the CSA. We further agreed to indemnify and hold harmless the Beneficiaries against losses arising out of any breach by us of these covenants.

Under the CSA, we are required to issue shares of our common stock semi-annually (February and August) to the Beneficiaries. The number of shares to be issued is based on cash flows from the development and/or sale of the CSA Assets and our stock price. We account for the Beneficiaries’ share of earnings from the CSA Assets as an operating expense. We delivered 1.8 million shares of our common stock (including 1.7 million treasury shares) to the Beneficiaries in 2006 and 1.6 million (including 1.0 million treasury shares) in 2005.

We are also required to make a final distribution to the Beneficiaries in 2009. The amount of this distribution will be based on the appraised values of the CSA Assets and is expected to be significant. We will account for this distribution as additional investments in the related assets (that is, contingent consideration).

The issuance of shares pursuant to any of the semi-annual or final distributions could be dilutive to our existing stockholders if we issue new shares rather than treasury shares or shares purchased on the open market.

Hurricane Damages

In September 2005, two of our operating retail properties in Louisiana incurred hurricane and/or vandalism damage. Riverwalk Marketplace, which is located near the convention center in downtown New Orleans, partially reopened in November 2005. Though it is now fully opened, it is operating at levels below pre-hurricane levels as a result of reduced occupancy and tourist traffic. Oakwood Center, located in Gretna, Louisiana, is not expected to reopen until October 2007. We have comprehensive insurance coverage for both property damage and business interruption and, therefore, have recorded insurance recovery receivables for both of these coverages.

The net book value of the property damage at these properties is currently estimated to be approximately $37 million. However, we continue to assess the damage estimates and are having ongoing discussions with our insurance carriers regarding the scope of repair, cleaning, and replacement required. The actual net book value write-off could vary from this estimate. Changes to these estimates have been and will be recorded in the periods in which they are determined.

We believe it is probable that insurance proceeds will be sufficient to cover the cost of restoring the property damage and certain business interruption amounts; however, certain deductibles, limitations and exclusions are expected to apply with respect to both current and future matters. No determination has yet been made as to the total amount or timing of insurance payments. As of December 31, 2006, however, an aggregate of $32.5 million in insurance proceeds related to property damage and business interruption have been received. These proceeds have been applied against insurance recovery receivables. In addition, as certain disputes currently exist or may occur in the future with our insurance carriers, we have initiated litigation to preserve our rights concerning our claims. Finally, as of December 31, 2006, the majority of the remaining insurance recovery receivable represents the recovery of the net book value of fixed assets written off.

Note 15	Recently Issued Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. With certain limitations, early adoption is permitted. We are evaluating the impact of this new statement on our financial statements.

In September 2006, the SEC staff issued SEC Staff Accounting Bulletin (“SAB”) Topic 1N, “Financial Statements — Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 addresses how a registrant should quantify the effect of an error on the financial statements. The SEC staff concludes in SAB 108 that a dual approach should be used to compute the amount of a misstatement. Specifically, the amount should be computed using both the “rollover” (current year income statement perspective) and “iron curtain” (year-end balance sheet perspective) methods. The adoption had no impact on our Consolidated Financial Statements.

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

The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. We have adopted SFAS 158 as of and for the year-ended December 31, 2006. Due to the immateriality of our defined benefit pension plans, the impact of the adoption of SFAS 158 was not significant to our Consolidated Financial Statements.

In September 2006, the FASB also issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not believe that the adoption of SFAS No. 157 will have a material impact on our Consolidated Financial Statements.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of SFAS 109, “Accounting for Income Taxes,” to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, as required. The cumulative effect of adopting FIN 48 will be recorded in retained earnings and other accounts as applicable. We are evaluating the impact of FIN 48 but cannot estimate

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the impact to the financial statements because of the need to continue to assess the sufficiency of our positions with respect to measurement and recognition, including but not limited to, transfer pricing.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” (“SFAS 150”) which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The effective date of SFAS 150 relating to measurement and classification provisions has been indefinitely postponed by the FASB. We did not enter into new financial instruments subsequent to May 2003 which would fall within the scope of this statement. Though we have certain limited life ventures that appear to meet the criteria for liability recognition, we do not believe that the adoption of SFAS No. 150 statement, if required, will have a material impact on our financial statements.

Note 16	Segments

We have two business segments which offer different products and services. Our segments are managed separately because each requires different operating strategies or management expertise. We do not distinguish or group our consolidated operations on a geographic basis. Further, all material operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues. Our reportable segments are as follows:

•	Retail and Other — includes the operation, development and management of retail and other rental property, primarily shopping centers

•	Master Planned Communities — includes the development and sale of land, primarily in large-scale, long-term community development projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas

The operating measure used to assess operating results for the business segments is Real Estate Property Net Operating Income (“NOI”) which represents the operating revenues of the properties less property operating expenses, exclusive of depreciation and amortization. Management believes that NOI provides useful information about a property’s operating performance.

The accounting policies of the segments are the same as those described in Note 2, except that we account for unconsolidated real estate ventures using the proportionate share method rather than the equity method. Under the proportionate share method, our share of the revenues and expenses of the Unconsolidated Properties are combined with the revenues and expenses of the Consolidated Properties. Under the equity method, our share of the net revenues and expenses of the Unconsolidated Properties are reported as a single line item, “Equity in income of unconsolidated affiliates,” in our Consolidated Statements of Income and Comprehensive Income. This difference affects only the reported revenues and operating expenses of the segments and has no effect on our reported net earnings. In addition, other revenues include the NOI of discontinued operations and is reduced by the NOI attributable to our minority interest partners in consolidated joint ventures.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment operating results are as follows:

	Year Ended December 31, 2006
	Consolidated	Unconsolidated	Segment
	Properties	Properties	Basis
	(In thousands)

Retail and Other
Property revenues:
Minimum rents	$1,753,508	$428,337	$2,181,845
Tenant recoveries	773,034	187,782	960,816
Overage rents	75,945	15,966	91,911
Other, including minority interest	99,779	88,552	188,331

Total property revenues	2,702,266	720,637	3,422,903

Property operating expenses:
Real estate taxes	218,549	58,832	277,381
Repairs and maintenance	199,078	43,768	242,846
Marketing	48,626	13,184	61,810
Other property operating costs	373,020	154,010	527,030
Provision for doubtful accounts	22,078	793	22,871

Total property operating expenses	861,351	270,587	1,131,938

Retail and other net operating income	1,840,915	450,050	2,290,965

Master Planned Communities
Land sales	423,183	85,561	508,744
Land sales operations	(316,453)	(62,304)	(378,757)

Master Planned Communities net operating income	106,730	23,257	129,987

Real estate property net operating income	$1,947,645	$473,307	$2,420,952

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2005
	Consolidated	Unconsolidated	Segment
	Properties	Properties	Basis
	(In thousands)

Retail and Other
Property revenues:
Minimum rents	$1,670,387	$393,740	$2,064,127
Tenant recoveries	754,836	181,193	936,029
Overage rents	69,628	14,085	83,713
Other, including discontinued operations and minority interest	107,674	64,803	172,477

Total property revenues	2,602,525	653,821	3,256,346

Property operating expenses:
Real estate taxes	206,193	55,138	261,331
Repairs and maintenance	195,292	43,411	238,703
Marketing	63,522	14,705	78,227
Other property operating costs	390,051	120,381	510,432
Provision for doubtful accounts	13,868	4,857	18,725

Total property operating expenses	868,926	238,492	1,107,418

Retail and other net operating income	1,733,599	415,329	2,148,928

Master Planned Communities
Land sales	385,205	83,089	468,294
Land sales operations	(311,815)	(60,826)	(372,641)

Master Planned Communities net operating income	73,390	22,263	95,653

Real estate property net operating income	$1,806,989	$437,592	$2,244,581

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2004
	Consolidated	Unconsolidated	Segment
	Properties	Properties	Basis
	(In thousands)

Retail and Other
Property revenues:
Minimum rents	$1,058,732	$293,175	$1,351,907
Tenant recoveries	472,250	135,561	607,811
Overage rents	54,105	10,960	65,065
Other, including discontinued operations and minority interest	67,686	18,694	86,380

Total property revenues	1,652,773	458,390	2,111,163

Property operating expenses:
Real estate taxes	128,114	39,546	167,660
Repairs and maintenance	123,251	33,150	156,401
Marketing	48,220	13,351	61,571
Other property operating costs	207,909	74,589	282,498
Provision for doubtful accounts	10,375	2,766	13,141

Total property operating expenses	517,869	163,402	681,271

Retail and other net operating income	1,134,904	294,988	1,429,892

Master Planned Communities
Land sales	68,643	37,170	105,813
Land sales operations	(66,100)	(37,225)	(103,325)

Master Planned Communities net operating income	2,543	(55)	2,488

Real estate property net operating income	$1,137,447	$294,933	$1,432,380

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following reconciles NOI to GAAP-basis operating income and income from continuing operations:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Real estate property net operating income	$2,420,952	$2,244,581	$1,432,380
Unconsolidated Properties NOI	(473,307)	(437,592)	(294,933)

Consolidated Properties NOI	1,947,645	1,806,989	1,137,447
Management and other fees	115,798	91,022	82,896
Property management and other costs	(184,705)	(147,012)	(100,267)
General and administrative	(15,128)	(13,053)	(9,499)
Depreciation and amortization	(690,194)	(672,914)	(364,854)
Discontinued operations and minority interest in consolidated NOI	15,036	(6,048)	(4,431)

Operating income	1,188,452	1,058,984	741,292
Interest income	11,585	10,416	3,227
Interest expense	(1,117,437)	(1,031,241)	(472,185)
Provision for income taxes	(98,984)	(51,289)	(2,383)
Income allocated to minority interest	(37,761)	(43,989)	(105,274)
Equity in income of unconsolidated affiliates	114,241	120,986	88,191

Income from continuing operations	$60,096	$63,867	$252,868

The following reconciles segment revenues to GAAP-basis consolidated revenues:

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Segment basis total property revenues	$3,422,903	$3,256,346	$2,111,163
Unconsolidated segment revenues	(720,637)	(653,821)	(458,390)
Land sales	423,183	385,205	68,643
Management and other fees	115,798	91,022	82,896
Real estate net operating income attributable to minority interests, net of discontinued operations	15,036	(6,048)	(4,431)

GAAP-basis consolidated total revenues	$3,256,283	$3,072,704	$1,799,881

The assets by segment and the reconciliation of total segment assets to the total assets in the consolidated financial statements at December 31, 2006 and 2005 are summarized as follows:

	2006	2005
	(In thousands)

Retail and Other	$26,444,766	$25,523,426
Master Planned Communities	2,144,268	2,116,588

Total segment assets	28,589,034	27,640,014
Unconsolidated Properties	(4,753,634)	(4,308,854)
Corporate and other	1,406,045	1,975,859

Total assets	$25,241,445	$25,307,019

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 17	Quarterly Financial Information (Unaudited)

	2006
	First		Second	Third	Fourth
	Quarter		Quarter	Quarter	Quarter
	(In thousands except for per share amounts)

Total revenues	$828,619		$709,810	$746,032	$971,823
Operating income	307,747	(b)	245,449	265,356	369,901
Income (loss) from continuing operations	23,014		(25,813)	(8,161)	71,056
Loss from discontinued operations	—		—	—	(823)
Net income (loss) available to common shareholders	23,014		(25,813)	(8,161)	70,233
Earnings (loss) per share from continuing operations:
Basic	0.10		(0.11)	(0.03)	0.29
Diluted(a)	0.10		(0.11)	(0.03)	0.29
Earnings per share from discontinued operations:
Basic	—		—	—	—
Diluted	—		—	—	—
Earnings (loss) per share:
Basic	0.10		(0.11)	(0.03)	0.29
Diluted(a)	0.10		(0.11)	(0.03)	0.29
Distributions declared per share	0.41		0.41	0.41	0.45
Weighted-average shares outstanding:
Basic	240,621		241,330	241,150	241,779
Diluted	241,588		241,330	241,150	242,739

(a)	Earnings (loss) per share for the quarters do not add up to the annual earnings per share due to the issuance of additional common stock during the year.

(b)	Amounts reported differ from previously reported amounts as a result of reclassifications to conform to current period presentation.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005
	First		Second	Third	Fourth
	Quarter		Quarter	Quarter	Quarter
	(In thousands except for per share amounts)

Total revenues	$706,457		$758,230	$745,843	$862,176
Operating income	240,478	(b)	235,436	261,399	321,670
Income (loss) from continuing operations	11,535		884	(8,521)	59,967
Income from discontinued operations	1,530		1,768	1,687	6,703
Net income (loss) available to common shareholders	13,065		2,652	(6,834)	66,670
Earnings (loss) per share from continuing operations:
Basic(a)	0.05		—	(0.04)	0.25
Diluted(a)	0.05		—	(0.04)	0.25
Earnings per share from discontinued operations:
Basic(a)	0.01		0.01	0.01	0.03
Diluted(a)	0.01		0.01	0.01	0.03
Earnings (loss) per share:
Basic	0.06		0.01	(0.03)	0.28
Diluted	0.06		0.01	(0.03)	0.28
Distributions declared per share	0.36		0.36	0.36	0.41
Weighted-average shares outstanding:
Basic	235,812		237,854	238,218	238,784
Diluted	236,588		238,922	238,218	239,736

(a)	Earnings (loss) per share for the quarters do not add up to the annual earnings per share due to the issuance of additional common stock during the year.

(b)	Amounts reported may differ from previously reported amounts as a result of reclassifications to conform to conform to current period presentation.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
General Growth Properties, Inc.
Chicago, Illinois

We have audited the consolidated financial statements of General Growth Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and have issued our reports thereon dated February 28, 2007; such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on page F-1 of this Form 10-K. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP

Chicago, Illinois
February 28, 2007

GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2006

					Costs Capitalized
					Subsequent to		Gross Amounts at Which
			Initial Cost(b)		Acquisition (c)		Carried at Close of Period (d)						Life Upon Which
				Buildings		Buildings		Buildings					Latest Income
				and		and		and		Accumulated	Date of	Date	Statement is
Name of Center	Location	Encumbrances (a)	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation (e)	Construction	Acquired	Computed
(In thousands)

Retail and Other:
Ala Moana Center	Honolulu, HI	$1,500,000	$336,229	$473,771	$—	$106,974	$336,229	$580,745	$916,974	$128,627		1999	(e	)
Alameda Plaza	Pocatello, ID	—	740	2,060	—	16	740	2,076	2,816	231		2002	(e	)
Anaheim Crossing	Anaheim, CA	—	—	1,986	—	5	—	1,991	1,991	224		2002	(e	)
Animas Valley Mall	Farmington, NM	25,530	6,464	35,902	—	7,837	6,464	43,739	50,203	4,911		2002	(e	)
Apache Mall	Rochester, MN	51,647	8,110	72,993	—	24,062	8,110	97,055	105,165	20,593		1998	(e	)
Arizona Center	Phoenix, AZ	7,766	2,314	132,158	—	1,586	2,314	133,744	136,058	15,314		2004	(e	)
Augusta Mall	Augusta, GA	175,000	787	162,272	—	4,044	787	166,316	167,103	13,269		2004	(e	)
Austin Bluffs Plaza	Colorado Springs, CO	2,451	1,080	3,007	—	210	1,080	3,217	4,297	355		2002	(e	)
Bailey Hills Village	Eugene, OR	—	290	806	—	36	290	842	1,132	92		2002	(e	)
Baybrook Mall	Friendswood, TX	153,420	13,300	117,163	6,853	26,559	20,153	143,722	163,875	26,423		1999	(e	)
Bayshore Mall	Eureka, CA	32,214	3,005	27,399	—	36,753	3,005	64,152	67,157	28,588	1986-1987		(e	)
Bayside Marketplace	Miami, FL	65,865	—	177,801	—	2,460	—	180,261	180,261	18,912		2004	(e	)
Beachwood Place	Beachwood, OH	247,973	18,500	319,684	—	6,943	18,500	326,627	345,127	20,437		2004	(e	)
Bellis Fair	Bellingham, WA	65,569	7,616	47,040	(131)	22,336	7,485	69,376	76,861	35,739	1987-1988		(e	)
Birchwood Mall	Port Huron, MI	39,982	1,769	34,575	1,274	19,815	3,043	54,390	57,433	25,427	1989-1990		(e	)
Boise Plaza	Boise, ID	—	374	1,042	—	40	374	1,082	1,456	124		2002	(e	)
Boise Towne Plaza	Boise, ID	11,431	3,988	11,101	—	68	3,988	11,169	15,157	1,261		2002	(e	)
Boise Towne Square	Boise, ID	76,149	23,449	131,001	1,019	17,662	24,468	148,663	173,131	16,933		2002	(e	)
The Boulevard Mall	Las Vegas, NV	113,032	16,490	148,413	(1,135)	9,614	15,355	158,027	173,382	34,786		1998	(e	)
Burlington Town Center	Burlington, VT	31,501	1,637	32,798	—	3,135	1,637	35,933	37,570	7,630		2004	(e	)
Cache Valley Mall	Logan, UT	—	3,875	22,047	—	9,123	3,875	31,170	35,045	3,374		2002	(e	)
Cache Valley Marketplace	Logan, UT	—	1,500	1,583	1,639	2,086	3,139	3,669	6,808	297		2002	(e	)
Capital Mall	Jefferson City, MO	21,000	4,200	14,201	(287)	10,248	3,913	24,449	28,362	10,314		1993	(e	)
Century Plaza	Birmingham, AL	2	3,164	28,514	—	5,895	3,164	34,409	37,573	9,769		1997	(e	)
Chapel Hills Mall	Colorado Springs, CO	120,009	4,300	34,017	—	64,947	4,300	98,964	103,264	33,254		1993	(e	)
Chico Mall	Chico, CA	59,300	16,958	45,628	—	1,135	16,958	46,763	63,721	4,239		2003	(e	)
Coastland Center	Naples, FL	100,925	11,450	103,050	—	14,935	11,450	117,985	129,435	25,525		1998	(e	)
Collin Creek	Plano, TX	75,223	26,250	122,991	—	1,266	26,250	124,257	150,507	11,310		2004	(e	)
Colony Square Mall	Zanesville, OH	41,083	1,000	24,500	597	23,868	1,597	48,368	49,965	22,355		1986	(e	)
Columbia Mall	Columbia, MO	89,226	5,383	19,663	—	28,976	5,383	48,639	54,022	23,113	1984-1985		(e	)
Coral Ridge Mall	Coralville, IA	102,705	3,364	64,218	49	21,028	3,413	85,246	88,659	23,761	1998-1999		(e	)
Coronado Center	Albuquerque, NM	175,249	33,072	148,799	—	2,118	33,072	150,917	183,989	17,404		2003	(e	)
Cottonwood Mall	Salt Lake City, UT	—	7,613	42,987	—	(271)	7,613	42,716	50,329	5,103		2002	(e	)
Cottonwood Square	Salt Lake City, UT	—	1,558	4,339	—	90	1,558	4,429	5,987	497		2002	(e	)
Country Hills Plaza	Ogden, UT	13,923	3,620	9,080	—	588	3,620	9,668	13,288	1,053		2002	(e	)
The Crossroads	Portage, MI	41,397	6,800	61,200	—	22,326	6,800	83,526	90,326	16,344		1999	(e	)
Crossroads Center	St. Cloud, MN	87,945	10,813	72,203	2,393	37,875	13,206	110,078	123,284	16,065		2000	(e	)
Cumberland Mall	Atlanta, GA	161,806	15,199	136,787	10,042	52,959	25,241	189,746	214,987	32,261		1998	(e	)
Division Crossing	Portland, OR	5,648	1,773	4,935	—	323	1,773	5,258	7,031	584		2002	(e	)
Eagle Ridge Mall	Lake Wales, FL	49,244	7,620	49,561	—	17,627	7,620	67,188	74,808	22,965	1995-1996		(e	)
Eastridge Mall	Casper, WY	40,711	6,171	34,384	(79)	4,806	6,092	39,190	45,282	4,549		2002	(e	)
Eastridge Mall	San Jose, CA	170,000	36,724	178,018	—	10,568	36,724	188,586	225,310	11,806		2006	(e	)
Eden Prairie Center	Eden Prairie, MN	83,388	465	19,024	28	127,429	493	146,453	146,946	27,988		1997	(e	)
Fallbrook Center	West Hills, CA	74,957	6,117	10,077	10	101,259	6,127	111,336	117,463	44,165		1984	(e	)
Faneuil Hall Marketplace	Boston, MD	97,201	—	122,098	—	1,224	—	123,322	123,322	12,128		2004	(e	)
Fashion Place	Murray, UT	149,649	21,604	206,484	—	3,695	21,604	210,179	231,783	13,680		2004	(e	)
Fashion Show	Las Vegas, NV	366,269	523,650	602,288	—	8,415	523,650	610,703	1,134,353	53,806		2004	(e	)
Foothills Mall	Fort Collins, CO	43,325	8,031	96,642	1,233	1,369	9,264	98,011	107,275	9,214		2003	(e	)
Fort Union	Midvale, UT	2,948	—	3,842	—	25	—	3,867	3,867	441		2002	(e	)

					Costs Capitalized
					Subsequent to		Gross Amounts at Which
			Initial Cost(b)		Acquisition (c)		Carried at Close of Period (d)						Life Upon Which
				Buildings		Buildings		Buildings					Latest Income
				and		and		and		Accumulated	Date of	Date	Statement is
Name of Center	Location	Encumbrances (a)	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation (e)	Construction	Acquired	Computed
(In thousands)

dFour Seasons Town Centre	Greensboro, NC	106,162	27,231	141,978	—	2,483	27,231	144,461	171,692	12,493		2004	(e	)
Fox River Mall	Appleton, WI	195,223	2,701	18,291	2,086	63,065	4,787	81,356	86,143	33,593	1983-1984		(e	)
Fremont Plaza	Las Vegas, NV	—	—	3,956	—	295	—	4,251	4,251	452		2002	(e	)
The Gallery At Harborplace	Baltimore, MD	106,176	17,912	174,410	—	3,459	17,912	177,869	195,781	13,373		2004	(e	)
Gateway Crossing Shopping Center	Bountiful, UT	15,945	4,104	11,422	—	600	4,104	12,022	16,126	1,408		2002	(e	)
Gateway Mall	Springfield, OR	41,156	8,728	34,707	—	36,551	8,728	71,258	79,986	31,570	1989-1990		(e	)
Glenbrook Square	Fort Wayne, IN	184,179	30,414	195,896	50	5,904	30,464	201,800	232,264	17,526		2003	(e	)
Governor’s Square	Tallahassee, FL	66,738	—	121,482	—	2,149	—	123,631	123,631	10,073		2004	(e	)
The Grand Canal Shoppes	Las Vegas, NV	410,778	—	766,232	—	12,938	—	779,170	779,170	53,895		2004	(e	)
Grand Teton Mall	Idaho Falls, ID	27,354	6,973	44,030	—	9,567	6,973	53,597	60,570	5,728		2002	(e	)
Grand Teton Plaza	Idaho Falls, ID	—	2,349	7,336	—	587	2,349	7,923	10,272	500		2004	(e	)
Grand Traverse Mall	Traverse City, MI	88,526	3,534	20,776	—	29,471	3,534	50,247	53,781	24,097	1990-1991		(e	)
Greenwood Mall	Bowling Green, KY	46,206	3,200	40,202	187	33,888	3,387	74,090	77,477	30,770		1993	(e	)
Halsey Crossing	Gresham, OR	2,764	—	4,363	—	115	—	4,478	4,478	509		2002	(e	)
Harborplace	Baltimore, MD	28,692	—	54,308	—	3,655	—	57,963	57,963	6,199		2004	(e	)
Hulen Mall	Fort Worth, TX	117,532	8,910	153,894	—	1,345	8,910	155,239	164,149	11,467		2004	(e	)
Jordan Creek Town Center	West Des Moines, IA	193,733	18,142	166,143	—	10,423	18,142	176,566	194,708	16,966	2004		(e	)
Knollwood Mall	St. Louis Park, MN	41,357	—	9,748	7,026	41,364	7,026	51,112	58,138	22,149		1978	(e	)
Lakeside Mall	Sterling Heights, MI	188,554	35,860	369,639	—	3,283	35,860	372,922	408,782	25,231		2004	(e	)
Lakeview Square	Battle Creek, MI	42,628	3,579	32,210	—	18,753	3,579	50,963	54,542	14,337		1996	(e	)
Landmark Mall	Alexandria, VA	—	28,396	67,235	—	(374)	28,396	66,861	95,257	15,691		2003	(e	)
Lansing Mall	Lansing, MI	26,469	6,978	62,800	4,518	46,270	11,496	109,070	120,566	27,119		1996	(e	)
Lincolnshire Commons	Lincolnshire, IL	—	10,784	9,441	—	2,735	10,784	12,176	22,960	577	2006		(e	)
Lockport Mall	Lockport, NY	—	800	10,000	—	3,315	800	13,315	14,115	7,750		1986	(e	)
Lynnhaven Mall	Virginia Beach, VA	246,035	33,698	229,433	—	5,060	33,698	234,493	268,191	22,045		2003	(e	)
The Maine Mall	South Portland, ME	224,946	41,374	238,457	(297)	8,317	41,077	246,774	287,851	19,803		2003	(e	)
Mall At Sierra Vista	Sierra Vista, AZ	—	3,652	20,450	—	746	3,652	21,196	24,848	2,625		2002	(e	)
The Mall In Columbia	Columbia, MD	193,913	34,650	522,363	—	14,936	34,650	537,299	571,949	35,580		2004	(e	)
Mall Of Louisiana	Baton Rouge, LA	238,000	24,591	246,452	—	27,699	24,591	274,151	298,742	18,740		2004	(e	)
Mall Of The Bluffs	Council Bluffs, IA	39,982	1,860	24,016	35	24,304	1,895	48,320	50,215	23,672	1985-1986		(e	)
Mall St. Matthews	Louisville, KY	150,829	—	176,583	—	5,106	—	181,689	181,689	14,483		2004	(e	)
Mall St. Vincent	Shreveport, LA	17,252	2,640	23,760	—	9,824	2,640	33,584	36,224	8,770		1998	(e	)
Market Place Shopping Center	Champaign, IL	106,737	7,000	63,972	—	52,828	7,000	116,800	123,800	29,596		1997	(e	)
Mayfair Mall	Wauwatosa, WI	185,783	14,707	224,847	—	34,172	14,707	259,019	273,726	48,592		2003	(e	)
Meadows Mall	Las Vegas, NV	106,917	24,634	104,088	(3,259)	16,655	21,375	120,743	142,118	23,620		2003	(e	)
Metro Plaza	Baltimore, MD	—	1,050	10,340	—	148	1,050	10,488	11,538	1,758		2004	(e	)
Mondawmin Mall	Baltimore, MD	16,604	10,800	47,531	—	935	10,800	48,466	59,266	5,890		2004	(e	)
North Plains Mall	Clovis, NM	—	2,722	15,048	—	2,873	2,722	17,921	20,643	2,250		2002	(e	)
North Star Mall	San Antonio, TX	242,932	29,230	467,961	3,791	31,653	33,021	499,614	532,635	30,906		2004	(e	)
North Temple Shops	Salt Lake City, UT	—	168	468	—	6	168	474	642	53		2002	(e	)
North Town Mall	Spokane, WA	76,677	22,407	125,033	—	5,660	22,407	130,693	153,100	15,470		2002	(e	)
Northgate Mall	Chattanooga, TN	46,365	2,525	43,944	—	6,743	2,525	50,687	53,212	11,189		2003	(e	)
Northridge Fashion Center	Northridge, CA	131,160	16,618	149,563	248	36,364	16,866	185,927	202,793	41,982		1998	(e	)
Oak View Mall	Omaha, NE	118,248	12,056	113,042	—	4,134	12,056	117,176	129,232	20,025		2003	(e	)
Oakwood Center	Gretna, LA	95,000	2,830	137,574	—	(29,360)	2,830	108,214	111,044	12,709		2004	(e	)
Oakwood Mall	Eau Claire, WI	53,309	3,267	18,281	—	27,224	3,267	45,505	48,772	23,823	1985-1986		(e	)
Oglethorpe Mall	Savannah, GA	146,937	16,036	92,978	—	7,005	16,036	99,983	116,019	20,672		2003	(e	)
Orem Plaza Center Street	Orem, UT	2,635	1,069	2,974	—	2,368	1,069	5,342	6,411	349		2002	(e	)
Orem Plaza State Street	Orem, UT	1,631	592	1,649	—	59	592	1,708	2,300	188		2002	(e	)
Oviedo Marketplace	Orlando, FL	53,795	24,017	23,958	(2,045)	724	21,972	24,682	46,654	6,093		2004	(e	)

					Costs Capitalized
					Subsequent to		Gross Amounts at Which
			Initial Cost(b)		Acquisition (c)		Carried at Close of Period (d)						Life Upon Which
				Buildings		Buildings		Buildings					Latest Income
				and		and		and		Accumulated	Date of	Date	Statement is
Name of Center	Location	Encumbrances (a)	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation (e)	Construction	Acquired	Computed
(In thousands)

Owings Mills Mall	Owing Mills, MD	28,849	27,534	173,005	(6,208)	6,274	21,326	179,279	200,605	17,401		2004	(e	)
Oxmoor Center	Louisville, KY	63,719	—	131,434	—	3,262	—	134,696	134,696	7,639		2004	(e	)
Paramus Park	Paramus, NJ	108,143	47,660	182,124	—	2,327	47,660	184,451	232,111	12,935		2004	(e	)
Park City Center	Lancaster, PA	155,556	8,465	177,191	—	11,711	8,465	188,902	197,367	38,340		2003	(e	)
Park Place	Tucson, AZ	183,530	4,996	44,993	(280)	112,564	4,716	157,557	162,273	34,322		1996	(e	)
Peachtree Mall	Columbus, GA	93,011	22,052	67,679	—	4,921	22,052	72,600	94,652	8,773		2003	(e	)
Pecanland Mall	Monroe, LA	61,811	10,101	68,329	—	9,868	10,101	78,197	88,298	10,505		2002	(e	)
Piedmont Mall	Danville, VA	34,900	2,000	38,000	—	10,765	2,000	48,765	50,765	14,992		1995	(e	)
Pierre Bossier Mall	Bossier City, LA	37,130	4,367	35,353	—	10,265	4,367	45,618	49,985	11,192		1998	(e	)
Pine Ridge Mall	Pocatello, ID	27,448	4,905	27,349	—	6,179	4,905	33,528	38,433	3,864		2002	(e	)
The Pines	Pine Bluff, AR	—	1,489	17,627	(242)	17,223	1,247	34,850	36,097	17,942	1985-1986		(e	)
Pioneer Place	Portland, OR	175,591	10,805	209,965	—	4,134	10,805	214,099	224,904	18,771		2004	(e	)
Plaza 800	Sparks, NV	—	—	5,430	—	33	—	5,463	5,463	549		2002	(e	)
Plaza 9400	Sandy, UT	—	—	9,114	—	196	—	9,310	9,310	1,053		2002	(e	)
Prince Kuhio Plaza	Hilo, HI	39,826	9	42,710	—	2,363	9	45,073	45,082	9,523		2002	(e	)
Providence Place	Providence, RI	430,434	—	502,809	—	3,969	—	506,778	506,778	38,968		2004	(e	)
Provo Towne Centre	Provo, UT	50,366	13,486	74,587	—	1,428	13,486	76,015	89,501	9,443		2002	(e	)
Red Cliffs Mall	St. George, UT	26,088	1,879	26,561	3,237	3,656	5,116	30,217	35,333	3,673		2002	(e	)
Red Cliffs Plaza	St. George, UT	—	—	2,366	—	371	—	2,737	2,737	280		2002	(e	)
Regency Square Mall	Jacksonville, FL	99,061	16,498	148,478	1,386	19,672	17,884	168,150	186,034	35,677		1998	(e	)
Ridgedale Center	Minnetonka, MN	185,368	10,710	272,607	—	4,881	10,710	277,488	288,198	18,047		2004	(e	)
Rio West Mall	Gallup, NM	22,844	—	19,500	—	6,919	—	26,419	26,419	13,432		1986	(e	)
River Falls Mall	Clarksville, IN	—	3,178	54,610	3,703	83,392	6,881	138,002	144,883	36,358	1989-1990		(e	)
River Hills Mall	Mankato, MN	83,018	3,714	29,014	993	36,360	4,707	65,374	70,081	24,992	1990-1991		(e	)
River Pointe Plaza	West Jordan, UT	4,082	1,302	3,623	—	327	1,302	3,950	5,252	428		2002	(e	)
Riverlands Shopping Center	LaPlace, LA	—	500	4,500	601	4,868	1,101	9,368	10,469	1,518		1998	(e	)
Riverside Plaza	Provo, UT	5,841	2,475	6,890	—	1,996	2,475	8,886	11,361	1,020		2002	(e	)
Rivertown Crossings	Grandville, MI	122,302	10,973	97,142	(3,747)	50,099	7,226	147,241	154,467	34,979	1998-1999		(e	)
Riverwalk Marketplace	New Orleans, LA	52,696	—	94,513	—	(135)	—	94,378	94,378	10,166		2004	(e	)
Rogue Valley Mall	Medford, OR	27,191	21,913	36,392	(95)	3,847	21,818	40,239	62,057	4,494		2003	(e	)
Saint Louis Galleria	St. Louis, MO	246,818	36,774	184,645	9,005	15,116	45,779	199,761	245,540	19,268		2003	(e	)
Salem Center	Salem, OR	26,442	6,966	38,976	—	1,614	6,966	40,590	47,556	4,896		2002	(e	)
The Shops At La Cantera	San Antonio, TX	177,141	10,966	205,222	—	7,402	10,966	212,624	223,590	8,664	2005		(e	)
Sikes Senter	Wichita Falls, TX	63,672	12,759	50,567	—	2,780	12,759	53,347	66,106	7,035		2003	(e	)
Silver Lake Mall	Coeur d’Alene, ID	—	4,448	24,801	—	1,215	4,448	26,016	30,464	3,035		2002	(e	)
Sooner Mall	Norman, OK	59,206	2,700	24,300	(119)	18,740	2,581	43,040	45,621	12,162		1996	(e	)
South Street Seaport	New York, NY	—	—	10,872	—	113	—	10,985	10,985	6,386		2004	(e	)
Southlake Mall	Morrow, GA	105,996	6,700	60,407	—	13,912	6,700	74,319	81,019	19,373		1997	(e	)
Southland Center	Taylor, MI	113,099	7,690	99,376	—	2,829	7,690	102,205	109,895	11,649		2004	(e	)
Southland Mall	Hayward, CA	85,478	13,921	75,126	200	10,438	14,121	85,564	99,685	9,780		2002	(e	)
Southshore Mall	Aberdeen, WA	—	650	15,350	—	5,665	650	21,015	21,665	11,820		1986	(e	)
Southwest Plaza	Littleton, CO	76,159	9,000	103,984	602	33,660	9,602	137,644	147,246	30,488		1998	(e	)
Spokane Valley Mall	Spokane, WA	39,168	11,455	67,046	—	(290)	11,455	66,756	78,211	7,924		2002	(e	)
Spokane Valley Plaza	Spokane, WA	—	3,558	10,150	—	90	3,558	10,240	13,798	1,136		2002	(e	)
Spring Hill Mall	West Dundee, IL	81,444	12,400	111,644	—	19,849	12,400	131,493	143,893	28,306		1998	(e	)
Staten Island Mall	Staten Island, NY	170,322	222,710	339,102	—	4,614	222,710	343,716	566,426	25,414		2004	(e	)
Stonestown Galleria	San Francisco, CA	273,000	67,000	246,272	—	8,647	67,000	254,919	321,919	16,035		1998	(e	)
The Streets At Southpoint	Durham, NC	249,359	16,070	406,266	—	7,127	16,070	413,393	429,463	25,714		2004	(e	)
Three Rivers Mall	Kelso, WA	22,347	4,312	23,019	—	2,503	4,312	25,522	29,834	2,976		2002	(e	)
Town East Mall	Mesquite, TX	110,957	7,711	149,258	—	16,896	7,711	166,154	173,865	23,688		2004	(e	)

					Costs Capitalized
					Subsequent to		Gross Amounts at Which
			Initial Cost(b)		Acquisition (c)		Carried at Close of Period (d)						Life Upon Which
				Buildings		Buildings		Buildings					Latest Income
				and		and		and		Accumulated	Date of	Date	Statement is
Name of Center	Location	Encumbrances (a)	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation (e)	Construction	Acquired	Computed
(In thousands)

Tucson Mall	Tucson, AZ	123,014	—	181,424	—	29,650	—	211,074	211,074	27,217		2001	(e	)
Twin Falls Crossing	Twin Falls, ID	—	275	769	—	—	275	769	1,044	86		2002	(e	)
University Crossing	Orem, UT	11,904	3,420	9,526	—	587	3,420	10,113	13,533	1,131		2002	(e	)
Valley Hills Mall	Hickory, NC	59,374	3,444	31,025	2,212	43,648	5,656	74,673	80,329	18,080		1997	(e	)
Valley Plaza Mall	Bakersfield, CA	100,359	12,685	114,166	—	19,322	12,685	133,488	146,173	27,881		1998	(e	)
The Village Of Cross Keys	Baltimore, MD	618	18,070	57,285	—	1,980	18,070	59,265	77,335	5,301		2004	(e	)
Visalia Mall	Visalia, CA	44,801	11,052	58,172	—	5,984	11,052	64,156	75,208	7,578		2002	(e	)
Ward Centers	Honolulu, HI	217,938	164,007	89,321	1,475	47,540	165,482	136,861	302,343	17,609		2002	(e	)
West Valley Mall	Tracy, CA	60,982	9,295	47,789	1,591	34,720	10,886	82,509	93,395	27,183	1995		(e	)
Westlake Center	Seattle, WA	79,279	12,971	117,003	4,669	4,603	17,640	121,606	139,246	14,424		2004	(e	)
Westwood Mall	Jackson, MI	37,110	2,658	23,924	913	5,879	3,571	29,803	33,374	8,750		1996	(e	)
White Marsh Mall	Baltimore, MD	72,149	24,760	239,688	—	6,746	24,760	246,434	271,194	17,996		2004	(e	)
White Mountain Mall	Rock Springs, WY	—	1,363	7,611	—	6,078	1,363	13,689	15,052	1,954		2002	(e	)
Willowbrook	Wayne, NJ	178,659	28,810	444,762	—	6,544	28,810	451,306	480,116	30,390		2004	(e	)
Woodbridge Center	Woodbridge, NJ	217,513	50,737	420,703	—	2,568	50,737	423,271	474,008	30,958		2004	(e	)
Woodlands Village	Flagstaff, AZ	7,463	2,689	7,484	—	147	2,689	7,631	10,320	841		2002	(e	)
Yellowstone Square	Idaho Falls, ID	—	1,057	2,943	—	130	1,057	3,073	4,130	340		2002	(e	)
Other, including corporate and developments in progress		5,986,735	265,143	490,895	102,691	409,021	367,834	899,916	1,267,750	130,493

Total Retail and Other		20,415,833	3,074,441	17,056,164	158,432	2,715,913	3,232,873	19,772,077	23,004,950	2,766,833

Master Planned Communities
Bridgeland	Houston, TX	41,587	257,222	—	66,756	567	323,978	567	324,545	28		2004	(e	)
Columbia	Howard County, MD	—	315,944	—	(91,111)	111	224,833	111	224,944	—		2004	(e	)
Fairwood	Prince George’s County, MD	—	136,434	—	(34,546)	19	101,888	19	101,907	—		2004	(e	)
Summerlin	Summerlin, NV	52,835	990,179	—	12,858	110	1,003,037	110	1,003,147	10		2004	(e	)
Other		11,712	—	—	2,102	6	2,102	6	2,108	—

Total Master Planned Communities		106,134	1,699,779	—	(43,941)	813	1,655,838	813	1,656,651	38

Total		$20,521,967	$4,774,220	$17,056,164	$114,491	$2,716,726	$4,888,711	$19,772,890	$24,661,601	$2,766,871

GENERAL GROWTH PROPERTIES, INC.

NOTES TO SCHEDULE III

(a)	See description of mortgage notes and other property debt payable in Note 6 of Notes to Consolidated Financial Statements.

(b)	Initial cost for constructed malls is cost at end of first complete calendar year subsequent to opening.

(c)
For retail and other properties, costs capitalized subsequent to acquisitions is net of cost of disposals and other property write-downs. For Master Planned Communities, costs capitalized subsequent to acquisitions are net of land sales.

(d)	The aggregate cost of land, buildings and improvements for federal income tax purposes is approximately $16.1 billion.

(e)	Depreciation is computed based upon the following estimated lives:

Years

Buildings, improvements and carrying costs	40-45
Equipment, tenant improvements and fixtures	5-10

Reconciliation of Real Estate

	2006	2005	2004
	(In thousands)

Balance at beginning of year	$23,583,536	$23,308,792	$9,677,348
Acquisitions	234,624	—	11,235,608
Change in Master Planned Communities land	4,775	5,363	1,645,700
Additions	855,529	496,362	804,556
Hurricane property damage provisions — Oakwood Center and Riverwalk (Note 14)	—	(53,022)	—
Dispositions	(16,863)	(173,959)	(54,420)

Balance at end of year	$24,661,601	$23,583,536	$23,308,792

Reconciliation of Accumulated Depreciation

	2006	2005	2004
	(In thousands)

Balance at beginning of year	$2,104,956	$1,453,488	$1,101,235
Depreciation expense	663,524	652,109	354,560
Dispositions and other	(1,609)	(641)	(2,307)

Balance at end of year	$2,766,871	$2,104,956	$1,453,488

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of General Growth Properties, Inc. filed with the Delaware Secretary of State on February 10, 2006 (previously filed as Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
3.2	Bylaws of General Growth Properties, Inc., as amended (previously filed as Exhibit 3(ii) to the Current Report on Form 8-K dated November 8, 2006 which was filed with the SEC on November 14, 2006, incorporated herein by reference).
3.3	Certificate of Designations, Preferences and Rights of Increasing Rate Cumulative Preferred Stock, Series 1 Filed with the Delaware Secretary of State on February 26, 2007 (Filed herewith).
4.1	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
4.2	Rights Agreement dated July 27, 1993, between General Growth Properties, Inc. and certain other parties named therein (previously filed as Exhibit 4.2 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
4.3	Amendment to Rights Agreement dated as of February 1, 2000, between General Growth Properties, Inc. and certain other parties named therein (previously filed as Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference).
4.4	Redemption Rights Agreement dated July 13, 1995, by and among GGP Limited Partnership (the “Operating Partnership”), General Growth Properties, Inc. and the persons listed on the signature pages thereof (previously filed as Exhibit 4.4 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
4.5	Redemption Rights Agreement dated December 6, 1996, among the Operating Partnership, Forbes/Cohen Properties, Lakeview Square Associates, and Jackson Properties (previously filed as Exhibit 4.5 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
4.6	Redemption Rights Agreement dated June 19, 1997, among the Operating Partnership, General Growth Properties, Inc., and CA Southlake Investors, Ltd. (previously filed as Exhibit 4.6 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
4.7	Redemption Rights Agreement dated October 23, 1997, among General Growth Properties, Inc., the Operating Partnership and Peter Leibowits (previously filed as Exhibit 4.7 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
4.8	Redemption Rights Agreement dated April 2, 1998, among the Operating Partnership, General Growth Properties, Inc. and Southwest Properties Venture (previously filed as Exhibit 4.8 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
4.9	Redemption Rights Agreement dated July 21, 1998, among the Operating Partnership, General Growth Properties, Inc., Nashland Associates, and HRE Altamonte, Inc. (previously filed as Exhibit 4.9 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
4.10	Redemption Rights Agreement dated October 21, 1998, among the Operating Partnership, General Growth Properties, Inc. and the persons on the signature pages thereof (previously filed as Exhibit 4.10 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
4.11	Redemption Rights Agreement (PDC Common Units) dated July 10, 2002, by and among the Operating Partnership, General Growth Properties, Inc. and the persons listed on the signature pages thereof (previously filed as Exhibit 10.6 to the Current Report on Form 8-K dated July 10, 2002 which was filed with the SEC on July 24, 2002, incorporated herein by reference).

4.12	Redemption Rights Agreement (PDC Series B Preferred Units) dated July 10, 2002, by and among the Operating Partnership, General Growth Properties, Inc. and the persons listed on the signature pages thereof (previously filed as Exhibit 10.7 to the Current Report on Form 8-K dated July 10, 2002 which was filed with the SEC on July 24, 2002, incorporated herein by reference).
4.13	Redemption Rights Agreement (Series C Preferred Units) dated November 27, 2002, by and among the Operating Partnership, General Growth Properties, Inc. and JSG, LLC (previously filed as Exhibit 10(LLL) to the Annual Report on Form 10-K for the year ended December 31, 2002 which was filed with the SEC on March 14, 2003, incorporated herein by reference).
4.14	Redemption Rights Agreement (PDC Common Units) dated November 27, 2002, by and among the Operating Partnership, General Growth Properties, Inc. and JSG, LLC (previously filed as Exhibit 10(MMM) to the Annual Report on Form 10-K for the year ended December 31, 2002 which was filed with the SEC on March 14, 2003, incorporated herein by reference).
4.15	Redemption Rights Agreement dated December 11, 2003, by and among the Operating Partnership, General Growth Properties, Inc. and Everitt Enterprises, Inc. (previously filed as Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2003 which was filed with the SEC on March 12, 2004, incorporated herein by reference).
4.16	Form of Registration Rights Agreement dated April 15, 1993, between General Growth Properties, Inc., Martin Bucksbaum, Matthew Bucksbaum and the other parties named therein (previously filed as Exhibit 4.16 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
4.17	Amendment to Registration Rights Agreement dated February 1, 2000, among General Growth Properties, Inc. and certain other parties named therein (previously filed as Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2003 which was filed with the SEC on March 12, 2004, incorporated herein by reference).
4.18	Registration Rights Agreement dated April 17, 2002, between General Growth Properties, Inc. and GSEP 2002 Realty Corp. (previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 which was filed with the SEC on May 13, 2002, incorporated herein by reference).
4.19	Rights Agreement dated November 18, 1998, between General Growth Properties, Inc. and Norwest Bank Minnesota, N.A., as Rights Agent (including the Form of Certificate of Designation of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the Form of Right Certificate attached thereto as Exhibit B and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C) (previously filed as Exhibit 4.19 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
4.20	First Amendment to Rights Agreement dated as of November 10, 1999, between General Growth Properties, Inc. and Norwest Bank Minnesota, N.A. (previously filed as Exhibit 4.20 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
4.21	Second Amendment to Rights Agreement dated as of December 31, 2001, between General Growth Properties, Inc. and Mellon Investor Services, LLC, successor to Norwest Bank Minnesota, N.A. (previously filed as Exhibit 4.13 to the Registration Statement on Form S-3 (No. 333-82134) dated February 4, 2002 which was filed with the SEC on February 5, 2002, incorporated herein by reference).
4.22	Letter Agreement concerning Rights Agreement dated November 10, 1999, between the Operating Partnership and NYSCRF (previously filed as Exhibit 4.22 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
4.23	The Rouse Company and The First National Bank of Chicago (Trustee) Indenture dated as of February 24, 1995 (previously filed as Exhibit 4.23 to the Annual Report on Form 10-K for the year ended December 31, 2004 which was filed with the SEC on March 22, 2005, incorporated herein by reference).
4.24	The Rouse Company LP, TRC Co-Issuer, Inc. and LaSalle Bank National Association (Trustee) Indenture dated May 5, 2006 (filed herewith).

4.25	Second Amended and Restated Credit Agreement dated as of February 24, 2006 among General Growth Properties, Inc., Operating Partnership and GGPLP L.L.C., as Borrowers; the several lenders from time to time parties thereto; Banc of America Securities LLC, Eurohypo AG, New York Branch (“Eurohypo”) and Wachovia Capital Markets, LLC, as Arrangers; Eurohypo, as Administrative Agent; Bank of America, N.A., and Wachovia Bank, National Association, as Syndication Agents; and Lehman Commercial Paper, Inc., as Documentation Agent (previously filed as Exhibit 4.1 to the Current Report on Form 8-K dated February 24, 2006 which was filed with the SEC on March 2, 2006, incorporated herein by reference).
10.1	Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated April 1, 1998 (the “LP Agreement”) (previously filed as Exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
10.2	First Amendment to the LP Agreement dated as of June 10, 1998 (previously filed as Exhibit 10(B) to the Annual Report on Form 10-K for the year ended December 31, 2002 which was filed with the SEC on March 14, 2003, incorporated herein by reference).
10.3	Second Amendment to the LP Agreement dated as of June 29, 1998 (previously filed as Exhibit 10(C) to the Annual Report on Form 10-K for the year ended December 31, 2002 which was filed with the SEC on March 14, 2003, incorporated herein by reference).
10.4	Third Amendment to the LP Agreement dated as of February 15, 2002 (previously filed as Exhibit 10.3 to the Current Report on Form 8-K dated July 10, 2002 which was filed with the SEC on July 24, 2002, incorporated herein by reference).
10.5	Amendment to the LP Agreement dated as of April 24, 2002 (previously filed as Exhibit 10.4 to the Current Report on Form 8-K dated July 10, 2002 which was filed with the SEC on July 24, 2002, incorporated herein by reference).
10.6	Fourth Amendment to the LP Agreement dated as of July 10, 2002 (previously filed as Exhibit 10.5 to the Current Report on Form 8-K dated July 10, 2002 which was filed with the SEC on July 24, 2002, incorporated herein by reference).
10.7	Amendment to the LP Agreement dated as of November 27, 2002 (previously filed as Exhibit 10(G) to the Annual Report on Form 10-K for the year ended December 31, 2002 which was filed with the SEC on March 14, 2003, incorporated herein by reference).
10.8	Sixth Amendment to the LP Agreement and Exhibit A to the Amendment dated as of November 20, 2003 (previously filed as Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2003 which was filed with the SEC on March 12, 2004, incorporated herein by reference).
10.9	Amendment to the LP Agreement and Exhibit A to the Amendment dated as of December 11, 2003 (previously filed as an Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 2003 which was filed with the SEC on March 12, 2004, incorporated herein by reference).
10.10	Amendment to the LP Agreement dated March 5, 2004 (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 which was filed with the SEC on May 7, 2004, incorporated herein by reference).
10.11	Amendment to the LP Agreement dated November 12, 2004 (previously filed as Exhibit 10.3 to the Current Report on Form 8-K/A dated November 12, 2004 which was filed with the SEC on November 18, 2004, incorporated herein by reference).
10.12	Amendment to the LP Agreement dated September 30, 2006 (filed herewith).
10.13	Twelfth Amendment to the LP Agreement dated December 31, 2006 (filed herewith).
10.14	Second Amended and Restated Operating Agreement of GGPLP L.L.C. dated April 17, 2002 (the “LLC Agreement”) (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 which was filed with the SEC on May 13, 2002, incorporated herein by reference).
10.15	First Amendment to the LLC Agreement dated April 23, 2002 (previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2002 which was filed with the SEC on May 13, 2002, incorporated herein by reference).

10.16		Second Amendment to the LLC Agreement dated May 13, 2002 (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002 which was filed with the SEC on August 13, 2002, incorporated herein by reference).
10.17		Third Amendment to the LLC Agreement dated October 30, 2002 (previously filed as Exhibit 10(Y) to the Annual Report on Form 10-K for the year ended December 31, 2002 which was filed with the SEC on March 14, 2003, incorporated herein by reference).
10.18		Fourth Amendment to the LLC Agreement dated April 7, 2003 (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 which was filed with the SEC on May 9, 2003, incorporated herein by reference).
10.19		Fifth Amendment to the LLC Agreement dated April 11, 2003 (previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 which was filed with the SEC on May 9, 2003, incorporated herein by reference).
10.20		Sixth Amendment to the LLC Agreement dated November 12, 2004 (previously filed as Exhibit 10.2 to the Current Report on Form 8-K/A dated November 12, 2004 which was filed with the SEC on November 18, 2004, incorporated herein by reference).
10.21		Stockholders Agreement dated December 20, 1995, among GGP/Homart, Inc., Operating Partnership, The Comptroller of the State of New York, As Trustee of the Common Retirement Fund (“NYSCRF”), Equitable Life Insurance Company of Iowa, USG Annuity & Life Company, Trustees of the University of Pennsylvania and General Growth Properties (previously filed as Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
10.22		First Amendment to Stockholders Agreement dated September 10, 1996 (previously filed as Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
10.23		Operating Agreement dated November 10, 1999, between the Operating Partnership, NYSCRF, and GGP/Homart II L.L.C. (previously filed as Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
10.24		Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated November 22, 2002 (previously filed as Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
10.25		Letter Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated January 31, 2003 (previously filed as Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
10.26		Second Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated January 31, 2003 (previously filed as Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
10.27		Amended and Restated Operating Agreement of GGP-TRS L.L.C. dated August 26, 2002, between the Operating Partnership, Teachers’ Retirement System of the State of Illinois and GGP-TRS L.L.C. (previously filed as Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
10.28		First Amendment to Amended and Restated Operating Agreement of GGP-TRS L.L.C. dated December 19, 2002 (previously filed as Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
10.29		Second Amendment to Amended and Restated Operating Agreement of GGP-TRS L.L.C. dated November 1, 2005 (previously filed as Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
10	.30*	Summary of Non-Employee Director Compensation Program (previously filed as Exhibit 10.1 to the Current Report on Form 8-K dated July 26, 2005 which was filed with the SEC on July 28, 2005, incorporated herein by reference).

10.31		Form of Contingent Stock Agreement, effective January 1, 1996, by The Rouse Company and in favor of and for the benefit of the Holders and the Representatives (as defined therein) (previously filed as Exhibit 99.1 to the Registration Statement on Form S-3/A (No. 333-120373) which was filed with the SEC on December 23, 2004, incorporated herein by reference).
10.32		Assumption Agreement dated October 19, 2004 by General Growth Properties, Inc. and The Rouse Company in favor of and for the benefit of the Holders and the Representatives (as defined therein) (previously filed as Exhibit 99.2 to the Registration Statement on Form S-3/A (No. 333-120373) which was filed with the SEC on December 23, 2004, incorporated herein by reference).
10.33		Indemnity Agreement dated as of February 2006 by the Company and The Rouse Company, LP. (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 which was filed with the SEC on May 10, 2006, incorporated herein by reference).
10	.34*	General Growth Properties, Inc. 1998 Incentive Stock Plan, as amended (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 which was filed with the SEC on August 8, 2005, incorporated herein by reference).
10	.35*	Amendment dated November 8, 2006 and effective January 1, 2007 to General Growth Properties, Inc. 1998 Incentive Stock Plan (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 which was filed with the SEC on November 8, 2006, incorporated herein by reference).
10	.36*	Form of Option Agreement pursuant to 1998 Incentive Stock Plan (previously filed as Exhibit 10.47 to the Annual Report on Form 10-K for the year ended December 31, 2004 which was filed with the SEC on March 22, 2005, incorporated herein by reference).
10	.37*	General Growth Properties, Inc. 2003 Incentive Stock Plan, as amended (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 which was filed with the SEC on August 9, 2006, incorporated herein by reference).
10	.38*	Amendment dated November 8, 2006 and effective January 1, 2007 to General Growth Properties, Inc. 2003 Incentive Stock Plan (previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 which was filed with the SEC on November 8, 2006, incorporated herein by reference).
10	.39*	Form of Option Agreement pursuant to 2003 Incentive Stock Plan (previously filed as Exhibit 10.48 to the Annual Report on Form 10-K for the year ended December 31, 2004 which was filed with the SEC on March 22, 2005, incorporated herein by reference).
10	.40*	Form of Employee Restricted Stock Agreement pursuant to the 2003 Incentive Stock Plan (previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 which was filed with the SEC on August 9, 2006, incorporated herein by reference).
10	.41*	Form of Non-Employee Director Restricted Stock Agreement pursuant to the 2003 Incentive Stock Plan (previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 which was filed with the SEC on August 9, 2006, incorporated herein by reference).
21		List of Subsidiaries (filed herewith).
23.1		Consent of Deloitte & Touche LLP (filed herewith).
23.2		Consent of KPMG LLP (filed herewith).
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1		Financial Statements of TRCLP, a wholly owned subsidiary of GGPLP (filed herewith).

(*)	A compensatory plan or arrangement required to be filed.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of December 31, 2006. The registrant agrees to furnish a copy of such agreements to the Commission upon request.