Form 10-Q
period 2007-03-31
GENERAL GROWTH PROPERTIES INC
filed 2007-05-09
CIK 895648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
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
YES ☐     NO ☑
The number of shares of Common Stock, $.01 par value, outstanding on May 4, 2007 was 245,085,077.

GENERAL GROWTH PROPERTIES, INC.
INDEX

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands)

	March 31,	December 31,
	2007	2006
Assets
Investment in real estate:
Land	$2,955,842	$2,952,477
Buildings and equipment	19,465,287	19,379,386
Less accumulated depreciation	(2,925,701)	(2,766,871)
Developments in progress	754,233	673,900

Net property and equipment	20,249,661	20,238,892
Investment in and loans to/from Unconsolidated Real Estate Affiliates	1,545,714	1,499,036
Investment land and land held for development and sale	1,685,181	1,655,838

Net investment in real estate	23,480,556	23,393,766
Cash and cash equivalents	64,918	97,139
Accounts and notes receivable, net	321,434	328,890
Goodwill	399,459	371,674
Deferred expenses, net	253,128	252,190
Prepaid expenses and other assets	784,931	797,786

Total assets	$25,304,426	$25,241,445

Liabilities and Stockholders’ Equity
Mortgages, notes and loans payable	$20,739,953	$20,521,967
Investment in and loans to/from Unconsolidated Real Estate Affiliates	155,162	172,421
Deferred tax liabilities	916,896	1,302,205
Accounts payable and accrued expenses	1,113,743	1,050,192

Total liabilities	22,925,754	23,046,785

Minority interests:
Preferred	181,572	182,828
Common	372,277	347,753

Total minority interests	553,849	530,581

Commitments and Contingencies

Preferred Stock: $100 par value; 5,000,000 shares authorized; none issued and outstanding	—	—

Stockholders’ Equity:
Common stock: $.01 par value; 875,000,000 shares authorized, 244,975,068 shares issued as of March 31, 2007 and 242,357,416 shares issued as of December 31, 2006	2,450	2,424
Additional paid-in capital	2,614,140	2,533,898
Retained earnings (accumulated deficit)	(802,971)	(868,391)
Accumulated other comprehensive income	11,204	9,582
Less common stock in treasury, at cost, 290,787 shares as of December 31, 2006	—	(13,434)

Total stockholders’ equity	1,824,823	1,664,079

Total liabilities and stockholders’ equity	$25,304,426	$25,241,445

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars in thousands, except for per share amounts)

	Three Months Ended
	March 31,
	2007	2006
Revenues:
Minimum rents	$436,041	$437,731
Tenant recoveries	199,455	185,442
Overage rents	15,580	14,227
Land sales	23,793	137,220
Management and other fees	27,572	28,713
Other	26,347	25,286

Total revenues	728,788	828,619

Expenses:
Real estate taxes	56,860	54,964
Repairs and maintenance	50,972	47,054
Marketing	12,580	12,030
Other property operating costs	100,037	86,450
Land sales operations	20,144	98,598
Provision for doubtful accounts	5,493	6,213
Property management and other costs	53,142	45,060
General and administrative	12,268	5,158
Depreciation and amortization	175,118	165,346

Total expenses	486,614	520,873

Operating income	242,174	307,746

Interest income	2,034	3,222
Interest expense	(268,348)	(278,794)

Income (loss) before income taxes, minority interest and equity in income of unconsolidated affiliates	(24,140)	32,174
Benefit (provision) for income taxes	288,392	(26,404)
Minority interest	(54,417)	(11,224)
Equity in income of unconsolidated affiliates	20,359	28,468

Net income	$230,194	$23,014

Basic earnings per share	$0.94	$0.10
Diluted earnings per share	0.94	0.10
Dividends declared per share	0.45	0.41

Comprehensive Income, Net:
Net income	$230,194	$23,014
Other comprehensive income, net of minority interest:
Net unrealized gains (losses) on financial instruments	(1,068)	1,286
Accrued pension adjustment	(188)	(59)
Foreign currency translation	2,874	3,053
Unrealized gains on available-for-sale securities	4	92

Total other comprehensive income, net of minority interest	1,622	4,372

Comprehensive income, net	$231,816	$27,386

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Three Months Ended
	March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$230,194	$23,014
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	54,417	11,224
Equity in income of unconsolidated affiliates	(20,359)	(28,468)
Provision for doubtful accounts	5,493	6,213
Distributions received from unconsolidated affiliates	17,747	26,604
Depreciation	168,050	159,284
Amortization	7,068	6,062
Amortization of debt market rate adjustment and other non-cash interest expense	(6,806)	(2,992)
Participation expense pursuant to Contingent Stock Agreement	4,528	38,480
Land development and acquisitions expenditures	(41,351)	(47,099)
Cost of land sales	7,887	53,428
Tax restructuring benefit	(297,645)	—
Straight-line rent amortization	(9,408)	(12,530)
Amortization of intangibles other than in-place leases	(7,182)	(6,541)
Net changes:
Accounts and notes receivable	7,311	17,005
Prepaid expenses and other assets	2,690	9,459
Deferred expenses	(5,938)	(14,340)
Accounts payable and accrued expenses and deferred tax liabilities	(31,061)	(44,964)
Other, net	4,797	2,157

Net cash provided by operating activities	90,432	195,996

Cash Flows from Investing Activities:
Acquisition/development of real estate and property additions/improvements	(207,116)	(176,538)
Proceeds from sales of investment properties	2,752	6,208
Increase in investments in unconsolidated affiliates	(57,858)	(34,677)
Distributions received from unconsolidated affiliates in excess of income	18,485	88,849
Loans to unconsolidated affiliates, net	(18,256)	(23,574)
Decrease in restricted cash	(759)	(5,208)
Insurance recoveries	871	7,500
Other, net	1,340	7,266

Net cash used in investing activities	(260,541)	(130,174)

Cash Flows from Financing Activities:
Proceeds from issuance of mortgages, notes and loans payable	320,700	5,821,200
Principal payments on mortgages, notes and loans payable	(92,210)	(5,778,800)
Deferred financing costs	—	(30,057)
Cash distributions paid to common stockholders	(109,015)	(98,133)
Cash distributions paid to holders of Common Units	(23,900)	(21,760)
Cash distributions paid to holders of perpetual and convertible preferred units	(4,080)	(4,408)
Proceeds from issuance of common stock, including from common stock plans	47,490	9,158
Other, net	(1,097)	(580)

Net cash provided by (used in) financing activities	137,888	(103,380)

Net change in cash and cash equivalents	(32,221)	(37,558)
Cash and cash equivalents at beginning of period	97,139	102,791

Cash and cash equivalents at end of period	$64,918	$65,233

Supplemental Disclosure of Cash Flow Information:
Interest paid	$281,324	$290,508
Interest capitalized	17,542	11,094
Taxes paid	20,911	4,315

Non-Cash Financing Activities:
Common stock issued in exchange for Operating Partnership Units	$5,069	$2,614
Common stock issued in exchange for convertible preferred units	283	3,833
Common stock issued pursuant to Contingent Stock Agreement	36,669	35,349
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
NOTE 1 ORGANIZATION
Readers of this Quarterly Report should refer to the Company’s (as defined below) audited Consolidated Financial Statements for the year ended December 31, 2006 which are included in the Company’s Annual Report on Form 10-K (“Annual Report”) for the fiscal year ended December 31, 2006 (Commission File No. 1-11656), as certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been omitted from this report. Capitalized terms used, but not defined, in this Quarterly Report have the same meanings as in our Annual Report.
General
General Growth Properties, Inc. (“GGP”), a Delaware corporation, is a self-administered and self-managed real estate investment trust, referred to as a “REIT.” GGP was organized in 1986 and through its subsidiaries and affiliates operates, develops and manages retail and other rental properties, primarily shopping centers, which are located primarily throughout the United States. GGP also has international assets through unconsolidated real estate affiliates in Brazil, Turkey and Costa Rica in which GGP has invested approximately $130 million at March 31, 2007. Additionally, GGP develops and sells land for residential, commercial and other uses primarily in large-scale, long-term master planned communities projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas. In these notes, the terms “we,” “us” and “our” refer to GGP and its subsidiaries (the “Company”).
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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results for the interim period ended March 31, 2007 are not necessarily indicative of the results to be obtained for the full fiscal year.
Straight-line rents receivable
Straight-line rents receivable, which represent the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases, of approximately $168.7 million as of March 31, 2007 and $159.2 million as of December 31, 2006 are included in Accounts and notes receivable, net in our Consolidated Balance Sheets.
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
Reclassifications
Certain amounts in the 2006 Consolidated Financial Statements have been reclassified to conform to the current period presentation.

GENERAL GROWTH PROPERTIES, INC.
Earnings Per Share (“EPS”)
Information related to our EPS calculations is summarized as follows:

	Three Months Ended March 31,
	2007		2006
(In thousands)	Basic	Diluted	Basic	Diluted
Numerators: Net income	$230,194	$230,194	$23,014	$23,014

Denominators:
Weighted average number of common shares outstanding — basic	243,653	243,653	240,621	240,621
Effect of dilutive securities — stock options	—	753	—	967

Weighted average number of common shares outstanding — diluted	243,653	244,406	240,621	241,588

Diluted EPS excludes anti-dilutive options where the exercise price was higher than the average market price of our common stock and options for which requirements for vesting were not satisfied. Such options totaled approximately 3.9 million shares for the three months ended March 31, 2007 and approximately 3.2 million shares for the three months ended March 31, 2006. Outstanding Common Units have also been excluded from the diluted earnings per share calculation because there would be no effect on EPS as the minority interests’ share of income would also be added back to net income.
Transactions With Affiliates
Management and other fee revenues primarily represent management and leasing fees, financing fees and fees for other ancillary services performed for the benefit of certain of the Unconsolidated Real Estate Affiliates and for properties owned by third parties. Fees charged to the Unconsolidated Properties totaled approximately $25.9 million in the three months ended March 31, 2007 and $21.6 million in the three months ended March 31, 2006. Such fees are recognized as revenue when earned.
NOTE 2 INTANGIBLES
The following table summarizes our intangible assets and liabilities:

		Accumulated	Net
	Gross Asset	(Amortization)/	Carrying
	(Liability)	Accretion	Amount
(In thousands)
As of March 31, 2007
Tenant leases:
In-place value	$668,790	$(347,349)	$321,441
Above-market	107,157	(60,418)	46,739
Below-market	(294,929)	192,870	(102,059)
Ground leases:
Above-market	(16,968)	1,125	(15,843)
Below-market	293,435	(14,433)	279,002
Real estate tax stabilization agreement	91,879	(9,482)	82,397

As of December 31, 2006
Tenant leases:
In-place value	$667,492	$(314,270)	$353,222
Above-market	107,157	(53,176)	53,981
Below-market	(294,052)	176,089	(117,963)
Ground leases:
Above-market	(16,968)	1,007	(15,961)
Below-market	293,435	(12,919)	280,516
Real estate tax stabilization agreement	91,879	(8,501)	83,378

GENERAL GROWTH PROPERTIES, INC.
Changes in gross asset (liability) balances are the result of the acquisition of the minority interest in two consolidated joint ventures.
Amortization/accretion of these intangible assets and liabilities, and similar assets and liabilities from our Unconsolidated Real Estate Affiliates at our share, decreased income (excluding the impact of minority interest and the provision for income taxes) by approximately $29.1 million in the three months ended March 31, 2007 and approximately $29.7 million in the three months ended March 31, 2006.
Future amortization, including our share of such items from Unconsolidated Real Estate Affiliates, is estimated to decrease income (excluding the impact of minority interest and the provision for income taxes) by approximately $120 million in 2007, $90 million in 2008, $60 million in 2009, $40 million in 2010, and $30 million in 2011.
NOTE 3 UNCONSOLIDATED REAL ESTATE AFFILIATES
Condensed Combined Financial Information of Unconsolidated Real Estate Affiliates
Following is summarized financial information for our Unconsolidated Real Estate Affiliates as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006.

	March 31,	December 31,
	2007	2006
(In thousands)
Condensed Combined Balance Sheets — Unconsolidated Real Estate Affiliates
Assets:
Land	$988,529	$988,018
Buildings and equipment	8,208,651	8,158,030
Less accumulated depreciation	(1,654,061)	(1,590,812)
Developments in progress	645,742	551,464

Net property and equipment	8,188,861	8,106,700
Investment in unconsolidated joint ventures	11,235	7,424
Investment land and land held for development and sale	295,893	290,273

Net investment in real estate	8,495,989	8,404,397
Cash and cash equivalents	185,494	180,203
Accounts and notes receivable, net	159,008	165,049
Deferred expenses, net	160,042	155,051
Prepaid expenses and other assets	469,525	509,324

Total assets	$9,470,058	$9,414,024

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$7,727,495	$7,752,889
Investment in unconsolidated joint ventures	3,031	—
Accounts payable and accrued expenses	510,950	558,974
Owners’ equity	1,228,582	1,102,161

Total liabilities and owners’ equity	$9,470,058	$9,414,024

Investment In and Loans To/From Unconsolidated Real Estate Affiliates, Net
Owners’ equity	$1,228,582	$1,102,161
Less joint venture partners’ equity	(646,639)	(600,412)
Capital or basis differences and loans	808,609	824,866

Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$1,390,552	$1,326,615

GENERAL GROWTH PROPERTIES, INC.

	Three Months Ended March 31,
	2007	2006
(In thousands)
Condensed Combined Statements of Income — Unconsolidated Real Estate Affiliates
Revenues:
Minimum rents	$220,889	$211,601
Tenant recoveries	97,364	93,939
Overage rents	4,799	4,700
Land sales	25,450	35,331
Management and other fees	8,481	—
Other	41,491	42,538

Total revenues	398,474	388,109

Expenses:
Real estate taxes	30,667	30,145
Repairs and maintenance	22,546	21,323
Marketing	6,779	7,121
Other property operating costs	78,706	73,383
Land sales operations	10,877	18,917
Provision for doubtful accounts	1,790	177
Property management and other costs	24,277	16,150
General and administrative	269	1,949
Depreciation and amortization	72,741	65,763

Total expenses	248,652	234,928

Operating income	149,822	153,181
Interest income	7,039	6,002
Interest expense	(99,787)	(81,036)
Provision for income taxes	(710)	(321)
Minority interest	(35)	—
Equity in income of unconsolidated joint ventures	1,945	1,429

Net income	$58,274	$79,255

Equity In Income of Unconsolidated Real Estate Affiliates
Net income of Unconsolidated Real Estate Affiliates	$58,274	$79,255
Joint venture partners’ share of income of Unconsolidated Real Estate Affiliates	(31,085)	(41,228)
Amortization of capital or basis differences	(4,555)	(9,559)
Elimination of Unconsolidated Real Estate Affiliates loan interest	(2,275)	—

Equity in income of Unconsolidated Real Estate Affiliates	$20,359	$28,468

Condensed Financial Information of Individually Significant Unconsolidated Real Estate Affiliates
Following is summarized financial information for GGP/Homart, Inc. (“GGP/Homart I”), GGP/Homart II L.L.C. (“GGP/Homart II”), GGP-TRS L.L.C. (“GGP-Teachers”) and The Woodlands Land Development Holdings, L.P. (“The Woodlands Partnership”). For financial reporting purposes, each of these joint ventures is considered an individually significant Unconsolidated Real Estate Affiliate.

GENERAL GROWTH PROPERTIES, INC.

	GGP/Homart I
	March 31	December 31
(In thousands)	2007	2006
Assets:
Land	$158,589	$157,708
Buildings and equipment	1,888,233	1,879,992
Less accumulated depreciation	(532,945)	(517,187)
Developments in progress	14,409	13,216
Investment in unconsolidated joint ventures	10,571	7,424

Net investment in real estate	1,538,857	1,541,153
Cash and cash equivalents	21,431	15,871
Accounts receivable, net	43,979	48,498
Deferred expenses, net	44,390	44,773
Prepaid expenses and other assets	173,518	174,854

Total assets	$1,822,175	$1,825,149

Liabilities and Owners’ Equity (Deficit):
Mortgages, notes and loans payable	$2,035,093	$2,041,796
Investment in unconsolidated joint ventures	3,031	—
Accounts payable and accrued expenses	46,688	58,408
Owners’ equity (deficit)	(262,637)	(275,055)

Total liabilities and owners’ equity (deficit)	$1,822,175	$1,825,149

	GGP/Homart I
	Three Months Ended March 31,
	2007	2006
(In thousands)
Revenues:
Minimum rents	$58,466	$58,571
Tenant recoveries	25,848	24,566
Overage rents	1,512	1,736
Other	2,374	2,239

Total revenues	88,200	87,112

Expenses:
Real estate taxes	7,904	7,897
Repairs and maintenance	6,606	6,498
Marketing	1,991	2,272
Other property operating costs	10,205	10,351
Provision for (recovery of) doubtful accounts	79	(194)
Property management and other costs	5,843	5,541
General and administrative	91	171
Depreciation and amortization	18,985	17,917

Total expenses	51,704	50,453

Operating income	36,496	36,659
Interest income	4,694	2,086
Interest expense	(27,974)	(21,648)
(Provision) benefit for income taxes	(67)	1,429
Equity in income (loss) of unconsolidated joint ventures	1,945	(32)

Net income	$15,094	$18,494

GENERAL GROWTH PROPERTIES, INC.

	GGP/Homart II
	March 31	December 31,
(In thousands)	2007	2006

Assets:
Land	$224,158	$224,158
Buildings and equipment	2,297,335	2,261,123
Less accumulated depreciation	(343,781)	(326,340)
Developments in progress	307,917	286,396

Net investment in real estate	2,485,629	2,445,337
Cash and cash equivalents	23,618	6,289
Accounts receivable, net	36,573	35,506
Deferred expenses, net	59,016	58,712
Prepaid expenses and other assets	34,888	36,656

Total assets	$2,639,724	$2,582,500

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$2,279,096	$2,284,763
Accounts payable and accrued expenses	130,601	146,781
Owners’ equity	230,027	150,956

Total liabilities and owners’ equity	$2,639,724	$2,582,500

	GGP/Homart II
	Three Months Ended March 31,
(In thousands)	2007	2006

Revenues:
Minimum rents	$53,232	$52,535
Tenant recoveries	24,749	23,591
Overage rents	1,267	1,069
Other	1,963	2,003

Total revenues	81,211	79,198

Expenses:
Real estate taxes	8,080	7,448
Repairs and maintenance	4,895	4,482
Marketing	1,949	2,039
Other property operating costs	9,887	8,459
Provision for doubtful accounts	620	79
Property management and other costs	5,147	4,794
General and administrative	132	1,738
Depreciation and amortization	19,154	15,510

Total expenses	49,864	44,549

Operating income	31,347	34,649
Interest income	2,042	2,873
Interest expense	(27,689)	(20,112)
Provision for income taxes	(574)	(78)

Net income	$5,126	$17,332

GENERAL GROWTH PROPERTIES, INC.

	GGP/Teachers
	March 31	December 31,
(In thousands)	2007	2006

Assets:
Land	$176,761	$176,761
Buildings and equipment	914,605	908,786
Less accumulated depreciation	(95,697)	(89,323)
Developments in progress	107,520	76,991

Net investment in real estate	1,103,189	1,073,215
Cash and cash equivalents	13,124	19,029
Accounts receivable, net	10,926	11,347
Deferred expenses, net	21,226	15,280
Prepaid expenses and other assets	5,332	13,980

Total assets	$1,153,797	$1,132,851

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$931,165	$933,375
Accounts payable and accrued expenses	91,789	88,188
Owners’ equity	130,843	111,288

Total liabilities and owners’ equity	$1,153,797	$1,132,851

	GGP/Teachers
	Three Months Ended March 31,
(In thousands)	2007	2006

Revenues:
Minimum rents	$27,807	$25,651
Tenant recoveries	11,253	10,848
Overage rents	191	594
Other	485	518

Total revenues	39,736	37,611

Expenses:
Real estate taxes	2,623	2,914
Repairs and maintenance	2,068	1,893
Marketing	925	1,037
Other property operating costs	4,763	4,491
Provision for (recovery of) doubtful accounts	211	(108)
Property management and other costs	2,224	2,164
General and administrative	39	33
Depreciation and amortization	7,263	7,460

Total expenses	20,116	19,884

Operating income	19,620	17,727
Interest income	253	184
Interest expense	(11,701)	(10,386)
Provision for income taxes	(10)	(179)

Net income	$8,162	$7,346

GENERAL GROWTH PROPERTIES, INC.

	The Woodlands
	Partnership
	March 31	December 31,
(In thousands)	2007	2006

Assets:
Land	$13,529	$13,828
Buildings and equipment	91,591	91,485
Less accumulated depreciation	(20,241)	(19,271)
Developments in progress	16,069	6,939
Investment land and land held for development and sale	295,893	290,273

Net investment in real estate	396,841	383,254
Cash and cash equivalents	18,111	15,219
Deferred expenses, net	2,298	2,782
Prepaid expenses and other assets	70,662	97,977

Total assets	$487,912	$499,232

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$319,165	$321,724
Accounts payable and accrued expenses	50,650	58,805
Owners’ equity	118,097	118,704

Total liabilities and owners’ equity	$487,912	$499,233

	The Woodlands
	Partnership
	Three Months Ended March 31,
(In thousands)	2007	2006

Revenues:
Minimum rents	$321	$236
Land sales	25,450	35,331
Other	9,923	8,079

Total revenues	35,694	43,646

Expenses:
Real estate taxes	56	45
Repairs and maintenance	139	27
Other property operating costs	11,433	8,169
Land sales operations	10,877	18,917
Depreciation and amortization	1,070	1,403

Total expenses	23,575	28,561

Operating income	12,119	15,085
Interest income	126	70
Interest expense	(1,466)	(537)

Net income	$10,779	$14,618

GENERAL GROWTH PROPERTIES, INC.
NOTE 4 MORTGAGES, NOTES AND LOANS PAYABLE
Mortgages, notes and loans payable are summarized as follows:

	March 31,	December 31,
(In thousands)	2007	2006

Fixed-rate debt:
Commercial mortgage-backed securities	$868,765	$868,765
Other collateralized mortgages, notes and loans payable	13,699,353	13,762,381
Corporate and other unsecured term loans	2,359,598	2,386,334

Total fixed-rate debt	16,927,716	17,017,480

Variable-rate debt:
Other collateralized mortgages, notes and loans payable	387,837	388,287
Credit facilities	380,700	60,000
Corporate and other unsecured term loans	3,043,700	3,056,200

Total variable-rate debt	3,812,237	3,504,487

Total	$20,739,953	$20,521,967

The weighted-average effective annual interest rate (which includes both the effects of swaps and deferred finance costs) on our mortgages, notes and loans payable was 5.88% at March 31, 2007 and 5.82% at December 31, 2006. Such debt has various maturities through 2095 with a weighted-average remaining term of 4.71 years as of March 31, 2007.
Certain properties, including those within the portfolios collateralized by commercial mortgage-backed securities, are subject to financial performance covenants, primarily debt service coverage ratios.
Exchangeable Senior Notes
In April 2007, GGPLP completed the sale of $1.55 billion aggregate principal amount of 3.98% Exchangeable Senior Notes (the “Notes”) pursuant to Rule 144A under the Securities Act of 1933.
Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2007. The Notes will mature on April 15, 2027 unless previously redeemed by GGPLP, repurchased by GGPLP or exchanged in accordance with their terms prior to such date. Prior to April 15, 2012, we will not have the right to redeem the Notes, except to preserve our status as a REIT. On or after April 15, 2012, we may redeem for cash all or part of the Notes at any time, at 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to the redemption date. On each of April 15, 2012, April 15, 2017 and April 15, 2022, holders of the Notes may require us to repurchase the Notes, in whole or in part, for cash equal to 100% of the principal amount of Notes to be repurchased, plus accrued and unpaid interest, if any, to, but excluding, the date of repurchase.
The Notes are exchangeable for GGP common stock or a combination of cash and common stock, at our option, upon the satisfaction of certain conditions, including conditions relating to the market price of our common stock, the trading price of the Notes, the occurrence of certain corporate events and transactions, a call for redemption of the Notes and any failure by us to maintain a listing of our common stock on a national securities exchange. We currently intend to settle the principal amount of the Notes in cash and any premium in cash, shares of our common stock or a combination of both.
The initial exchange rate for each $1,000 principal amount of notes is approximately 11.27 shares of GGP common stock, representing an exchange price of approximately $88.72 per share and an exchange premium of 35%, based on the closing price of our common stock on April 10, 2007. The initial exchange rate is subject to adjustment under certain circumstances, including a reduction in the exchange rate resulting from an increase in our dividend.
Proceeds from the offering, net of related fees, were approximately $1.52 billion and were used to repay $850 million of corporate unsecured debt, to repay approximately $400 million on our revolving credit facility, to pay approximately $110 million of dividends, to redeem $60 million of perpetual preferred units and for other general corporate uses. The rate on the corporate unsecured debt and the revolving credit facility at March 31, 2007 was 6.57%.

GENERAL GROWTH PROPERTIES, INC.
Interest Rate Swaps
To achieve a more desirable balance between fixed and variable-rate debt, we have also entered into certain swap agreements as follows:

	2006 Credit	Property
	Agreement	Specific
Total notional amount (in millions)	$200.0	$195.0
Average fixed pay rate	5.11%	4.78%
Average variable receive rate	LIBOR	LIBOR
Such swap agreements have been designated as cash flow hedges and are intended to hedge our exposure to future interest payments on the related variable-rate debt.
Letters of Credit and Surety Bonds
We had outstanding letters of credit and surety bonds of approximately $220 million as of March 31, 2007. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.
NOTE 5 INCOME TAXES
On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold that a tax position is required to meet before recognition in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.
At January 1, 2007, we had total unrecognized tax benefits of approximately $135.1 million of which approximately $69 million would affect our effective tax rate. These unrecognized tax benefits increased our income tax liabilities by $81.9 million, increased goodwill by $27.8 million and reduced retained earnings by $54.1 million. As of January 1, 2007, we had accrued interest of approximately $11.9 million related to these unrecognized tax benefits and no penalties. Prior to adoption of FIN 48, we did not treat either interest or penalties related to tax uncertainties as part of income tax expense. With the adoption of FIN 48, we have chosen to change this accounting policy. As a result, we will recognize and report interest and penalties, if necessary, within our provision for income tax expense from January 1, 2007 forward. We recognized $2.3 million in potential interest expense in the first quarter related to the unrecognized tax benefits.
Generally, we are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2003 through 2006 and are open to state taxing authorities for years ending December 31, 2002 through 2006. Several of our taxable REIT subsidiaries are under examination by the Internal Revenue Service for the years 2001 through 2005. We are unable to determine when these audits will be resolved.
Based on our assessment of the expected outcome of these examinations or examinations that may commence, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded at January 1, 2007. A material change in unrecognized tax benefits could have a material effect on our statements of income and comprehensive income. Included in the approximately $135.1 million of unrecognized benefits at January 1, 2007 discussed above, is $19.5 million which due to the reasons above, could significantly increase or decrease during the next twelve months.
Effective March 31, 2007, through a series of transactions, a private REIT owned by GGPLP was contributed to TRCLP and one of our TRS entities became a qualified REIT subsidiary of that private REIT. This transaction resulted in approximately a $330 million decrease in our net deferred tax liabilities, an approximate $30 million increase in our current taxes payable and an approximate $300 million income tax benefit related to the properties now owned by that private REIT.

GENERAL GROWTH PROPERTIES, INC.
NOTE 6 STOCK-BASED COMPENSATION PLANS
Incentive Stock Plans
The following tables summarize stock option activity for the 2003 Incentive Stock Plan as of and for the three months ended March 31, 2007 and 2006.

	2007		2006
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Stock Options Outstanding at January 1	3,167,348	$38.41	2,546,174	$29.57
Granted	1,205,000	65.81	1,270,000	49.98
Exercised	(1,218,748)	33.89	(410,526)	28.55
Forfeited	—	—	(145,000)	43.10
Expired	—	—	(600)	9.99

Stock Options Outstanding at March 31	3,153,600	$50.62	3,260,048	$37.05

	Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
		Contractual	Exercise		Contractual	Exercise
Range of Exercise Prices	Shares	Term (in years)	Price	Shares	Term (in years)	Price
In-the-money stock options
$6.58 - $13.16	5,100	3.1	$9.99	5,100	3.1	$9.99
$13.16 - $19.74	73,000	5.3	15.41	73,000	5.3	15.41
$19.74 - $26.32	—	—	—	—	—	—
$26.32 - $32.91	261,000	1.8	30.94	209,000	1.8	30.94
$32.91 - $39.49	604,500	2.9	35.69	364,500	2.9	35.46
$39.49 - $46.07	50,000	3.5	44.59	10,000	3.5	44.59
$46.07 - $52.65	955,000	4.0	49.51	525,000	3.8	50.00
Anti -dilutive stock options
$65.81	1,205,000	4.9	65.81	201,000	4.9	65.81

Total	3,153,600	3.7	$50.62	1,387,600	3.6	$43.59

Intrinsic value (in thousands)	$45,484			$29,355

The intrinsic value of outstanding and exercisable stock options as of March 31, 2007 represents the excess of our closing stock price ($64.57) over the exercise price multiplied by the applicable number of shares that may be acquired upon exercise of stock options. The intrinsic value of exercised stock options represents the excess of our stock price at the time the option was exercised over the exercise price and was $36.2 million for options exercised during the three months ended March 31, 2007 and $8.6 million for options exercised during the three months ended March 31, 2006.
The weighted-average fair value of stock options as of the grant date was $11.07 for stock options granted during the three months ended March 31, 2007 and $7.62 for stock options granted during the three months ended March 31, 2006.
Stock options generally vest 20% at the time of the grant and in 20% annual increments thereafter. In February 2007, however, in lieu of awarding options similar in size to prior years to two of our senior executives, the Compensation Committee of our Board of Directors accelerated the vesting of options held by these executives so that all such options became immediately exercisable. As a result, the vesting of 705,000 options was accelerated and compensation expense of $4.1 million which would have been recognized in 2007 through 2010 was recognized in the three months ended March 31, 2007.

GENERAL GROWTH PROPERTIES, INC.
Restricted Stock
The following table summarizes restricted stock activity as of and for the three months ended March 31, 2007 and 2006.

	2007		2006
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested restricted stock grants outstanding as of January 1	72,666	$47.62	15,000	$16.77
Granted	87,500	65.81	70,000	49.09
Vested	(20,002)	49.40	(38,334)	36.44

Nonvested restricted stock grants outstanding as of March 31	140,164	$58.72	46,666	$49.09

Intrinsic value (in thousands)	$9,050		$2,281

The total fair value of restricted stock grants which vested during the three months ended March 31, 2007 was $1.2 million and during the three months ended March 31, 2006 was $1.9 million.
Threshold-Vesting Stock Options
The following table summarizes TSO activity as of March 31, 2007 by grant year.

	TSO Grant Year
	2007	2006	2005
Granted	1,400,000	1,400,000	1,000,000
Forfeited	(10,994)	(95,939)	(119,666)
Vested and exercised	—	—	(880,334)

TSOs outstanding at March 31, 2007	1,389,006	1,304,061	—

Intrinsic value (in thousands)	$—	$18,387	$—

Exercise price	$65.81	$50.47	$35.41
Threshold price	92.30	70.79	49.66
Fair value of options on grant date	9.54	6.51	3.81
Remaining contractual term (in years)	4.9	3.9	—
In addition to the TSOs above, which are accounted for pursuant to SFAS 123(R), 149,484 vested, but unexercised, TSOs granted prior to 2004 are accounted for using the intrinsic value method.
Other Required Disclosures
The weighted average estimated value of stock options and TSOs granted during the three months ended March 31, 2007 and 2006 were based on the following assumptions:

	2007	2006
Risk-free interest rate	4.70%	4.43%
Dividend yield	4.00	4.00
Expected volatitity	24.72	22.94
Expected life (in years)	3.0-3.5	2.5-3.5
Compensation expense related to the Incentive Stock Plans, TSOs and restricted stock was $11.3 million in the three months ended March 31, 2007 and $5.0 million in the three months ended March 31, 2006.
As of March 31, 2007, total compensation expense which had not yet been recognized related to nonvested options, TSOs and restricted stock grants was $38.4 million. Of this total, approximately $11.4 million is expected to be recognized in the remaining months of 2007, approximately $12.5 million in 2008, approximately $8.7 million in 2009, approximately $4.1 million in 2010 and approximately $1.7 million in 2011. These amounts may be impacted by future grants, changes in forfeiture estimates or vesting terms, actual forfeiture rates which differ from estimated forfeitures and/or timing of TSO vesting.

GENERAL GROWTH PROPERTIES, INC.
NOTE 7 OTHER ASSETS AND LIABILITIES
The following table summarizes the significant components of “Prepaid Expenses and Other Assets.”

	March 31,	December 31,
(In thousands)	2007	2006

Below-market ground leases	$279,002	$280,516
Receivables — finance leases and bonds	105,214	118,459
Security and escrow deposits	75,994	76,834
Real estate tax stabilization agreement	82,397	83,378
Special Improvement District receivable	61,716	64,819
Above-market tenant leases	46,739	53,981
Prepaid expenses	38,093	37,528
Insurance recovery receivable	14,260	14,952
Funded defined contribution plan assets	14,408	17,119
Other	67,108	50,200

	$784,931	$797,786

The following table summarizes the significant components of “Accounts Payable and Accrued Expenses.”

	March 31,	December 31,
(In thousands)	2007	2006

Construction payables	$163,057	$188,038
Accounts payable and accrued expenses	184,686	200,936
Unrecognized tax benefits	149,281	—
Accrued interest	113,975	102,870
Below-market tenant leases	102,059	117,963
Accrued real estate taxes	71,730	71,816
Deferred gains/income	66,773	56,414
Hughes participation payable	58,652	90,793
Accrued payroll and other employee liabilities	43,714	58,372
Tenant and other deposits	33,264	32,887
Above-market ground leases	15,843	15,961
Capital lease obligations	14,842	14,967
Funded defined contribution plan liabilities	14,408	17,119
Other	81,459	82,056

	$1,113,743	$1,050,192

NOTE 8 COMMITMENTS AND CONTINGENCIES
In the normal course of business, from time to time, we are involved in legal proceedings relating to the ownership and operations of our properties. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity.
We lease land or buildings at certain properties from third parties. The leases generally provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. Rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease. Rental expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rents, was $3.4 million in the three months ended March 31, 2007 and $2.5 million in the three months ended March 31, 2006.
We periodically enter into contingent agreements for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence and, in the case of property acquired under development, completion of the project. In conjunction with the acquisition of The Grand Canal Shoppes in 2004, we entered into an agreement (the “Phase II Agreement”) to acquire the multi-level retail space that is planned to be part of The Palazzo in Las Vegas, Nevada that will be connected to the existing Venetian and the Sands Expo and Convention Center facilities (the “Phase II Acquisition”) and The Grand Canal Shoppes. The Palazzo is currently under construction and is expected

GENERAL GROWTH PROPERTIES, INC.
to be completed in early 2008. If completed as specified under the terms of the Phase II Agreement, we will purchase the Phase II Acquisition retail space at a price as defined by the Phase II Agreement. Based on current construction plans, progress and estimated rents, we believe the purchase price will be approximately $600 million. The Phase II Agreement is subject to the satisfaction of customary closing conditions.
Contingent Stock Agreement
In conjunction with the TRC Merger, we assumed TRC’s obligations under a Contingent Stock Agreement (“CSA”). TRC entered into the CSA in 1996 when it acquired The Hughes Corporation (“Hughes”). This acquisition included various assets, including Summerlin (the “CSA Assets”), a development in our Master Planned Communities segment. We agreed that the TRC Merger would not have a prejudicial effect on the former Hughes owners or their successors (the “Beneficiaries”) with respect to their receipt of securities pursuant to the CSA. We further agreed to indemnify and hold harmless the Beneficiaries against losses arising out of any breach by us of these covenants.
Under the CSA, we are required to issue shares of our common stock semi-annually (February and August) to the Beneficiaries. The number of shares to be issued is based on cash flows from the development and/or sale of the CSA Assets and our stock price. We account for the Beneficiaries’ share of earnings from the CSA Assets as an operating expense. We delivered 699,000 shares of our common stock (including 147,000 treasury shares) to the Beneficiaries in the three months ended March 31, 2007 and 756,000 (including 668,000 treasury shares) in the three months ended March 31, 2006.
We are also required to make a final distribution to the Beneficiaries in 2009. The amount of this distribution will be based on the appraised values of the CSA Assets and is expected to be significant. We will account for this distribution as additional investments in the related assets (that is, contingent consideration).
Hurricane Damages
In September 2005, two of our operating retail properties in Louisiana incurred hurricane and/or vandalism damage. Riverwalk Marketplace, which is located near the convention center in downtown New Orleans, partially reopened in November 2005. Though now fully open, occupancy and traffic levels continue to be below pre-hurricane levels. Oakwood Center, located in Gretna, Louisiana, is currently scheduled to reopen in October 2007. We have comprehensive insurance coverage for both property damage and business interruption and, therefore, have recorded insurance recovery receivables for both of these coverages.
The net book value of the property damage at these properties is currently estimated to be approximately $36 million. However, we continue to assess the damage estimates and are having ongoing discussions with our insurance carriers regarding the scope of repair, cleaning, and replacement required. The actual net book value write-off could vary from this estimate. Changes to these estimates have been, and will be, recorded in the periods in which they are determined.
We believe it is probable that insurance proceeds will be sufficient to cover the cost of restoring the property damage and certain business interruption amounts; however, certain deductibles, limitations and exclusions are expected to apply with respect to both current and future matters. No determination has yet been made as to the total amount or timing of insurance payments. As of March 31, 2007, however, an aggregate of $33.7 million in insurance proceeds related to property damage and business interruption have been received. These proceeds have been applied against insurance recovery receivables. In addition, as certain disputes currently exist or may occur in the future with our insurance carriers, we have initiated litigation to preserve our rights concerning our claims. Finally, as of March 31, 2007, the majority of the remaining insurance recovery receivable represents the recovery of the net book value of fixed assets that have been written off.
NOTE 9 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of

GENERAL GROWTH PROPERTIES, INC.
the beginning of an entity’s first fiscal year beginning after November 15, 2007. With certain limitations, early adoption is permitted. We are evaluating the impact of this new statement on our financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not believe the adoption of SFAS No. 157 will have a material impact on our Consolidated Financial Statements.
In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” (“SFAS 150”) which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The effective date of SFAS 150 relating to measurement and classification provisions has been indefinitely postponed by the FASB. We did not enter into new financial instruments subsequent to May 2003 which would fall within the scope of this statement. Though we have certain limited life ventures that appear to meet the criteria for liability recognition, we do not believe that the adoption of SFAS No. 150, if required, will have a material impact on our financial statements.
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
The accounting policies of the segments are the same as those of the Company, except that we account for unconsolidated real estate ventures using the proportionate share method rather than the equity method. Under the proportionate share method, our share of the revenues and expenses of the Unconsolidated Properties are combined with the revenues and expenses of the Consolidated Properties. Under the equity method, our share of the net revenues and expenses of the Unconsolidated Properties are reported as a single line item, “Equity in income of unconsolidated affiliates,” in our Consolidated Statements of Income and Comprehensive Income. This difference affects only the reported revenues and operating expenses of the segments and has no effect on our reported net earnings. In addition, other revenues include the NOI of discontinued operations and is reduced by the NOI attributable to our minority interest partners in consolidated joint ventures.

GENERAL GROWTH PROPERTIES, INC.
Segment operating results are as follows:

	Three Months Ended March 31, 2007
	Consolidated	Unconsolidated	Segment
(In thousands)	Properties	Properties	Basis

Retail and Other
Property revenues:
Minimum rents	$436,041	$109,166	$545,207
Tenant recoveries	199,455	48,261	247,716
Overage rents	15,580	2,467	18,047
Other, including minority interest	23,545	21,458	45,003

Total property revenues	674,621	181,352	855,973

Property operating expenses:
Real estate taxes	56,860	15,129	71,989
Repairs and maintenance	50,972	11,121	62,093
Marketing	12,580	3,372	15,952
Other property operating costs	100,037	40,847	140,884
Provision for doubtful accounts	5,493	851	6,344

Total property operating expenses	225,942	71,320	297,262

Retail and other net operating income	448,679	110,032	558,711

Master Planned Communities
Land sales	23,793	13,361	37,154
Land sales operations	(20,144)	(7,695)	(27,839)

Master Planned Communities net operating income	3,649	5,666	9,315

Real estate property net operating income	$452,328	$115,698	$568,026

	Three Months Ended March 31, 2006
	Consolidated	Unconsolidated	Segment
(In thousands)	Properties	Properties	Basis

Retail and Other
Property revenues:
Minimum rents	$437,731	$105,329	$543,060
Tenant recoveries	185,442	46,566	232,008
Overage rents	14,227	2,350	16,577
Other, including minority interest	21,372	22,068	43,440

Total property revenues	658,772	176,313	835,085

Property operating expenses:
Real estate taxes	54,964	14,868	69,832
Repairs and maintenance	47,054	10,556	57,610
Marketing	12,030	3,507	15,537
Other property operating costs	86,450	37,948	124,398
Provision for doubtful accounts	6,213	92	6,305

Total property operating expenses	206,711	66,971	273,682

Retail and other net operating income	452,061	109,342	561,403

Master Planned Communities
Land sales	137,220	18,549	155,769
Land sales operations	(98,598)	(12,394)	(110,992)

Master Planned Communities net operating income	38,622	6,155	44,777

Real estate property net operating income	$490,683	$115,497	$606,180

GENERAL GROWTH PROPERTIES, INC.
The following reconciles real estate property net operating income (“NOI”) to GAAP-basis operating income and net income:

	Three Months Ended March 31,
(In thousands)	2007	2006

Real estate property net operating income
Segment basis	$568,026	$606,180
Unconsolidated Properties	(115,698)	(115,497)

Consolidated Properties	452,328	490,683
Management and other fees	27,572	28,713
Property management and other costs	(53,142)	(45,060)
General and administrative	(12,268)	(5,158)
Depreciation and amortization	(175,118)	(165,346)
Minority interest in NOI of Consolidated Properties	2,802	3,914

Operating income	242,174	307,746
Interest income	2,034	3,222
Interest expense	(268,348)	(278,794)
Benefit (provision) for income taxes	288,392	(26,404)
Minority interest	(54,417)	(11,224)
Equity in income of unconsolidated affiliates	20,359	28,468

Net income	$230,194	$23,014

The following reconciles segment revenues to GAAP-basis consolidated revenues:

	Three Months Ended March 31,
(In thousands)	2007	2006

Segment basis total property revenues	$855,973	$835,085
Unconsolidated segment revenues	(181,352)	(176,313)
Land sales	23,793	137,220
Management and other fees	27,572	28,713
Minority interest in NOI of Consolidated Properties	2,802	3,914

GAAP-basis consolidated total revenues	$728,788	$828,619

GENERAL GROWTH PROPERTIES, INC.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All references to numbered Notes are to specific footnotes to our Consolidated Financial Statements included in this Quarterly Report and which descriptions are incorporated into the applicable response by reference. The following discussion should be read in conjunction with such Consolidated Financial Statements and related Notes. Capitalized terms used, but not defined, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) have the same meanings as in such Notes or in our 2006 Annual Report on Form 10-K.
FORWARD-LOOKING INFORMATION
We may make forward-looking statements in this Quarterly Report, in other reports that we file with the SEC and in other information that we release publicly or provide to investors. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others.
Forward-looking statements include:
•	Projections of our revenues, income, earnings per share, Funds From Operations (“FFO”), Core FFO, capital expenditures, income tax liabilities dividends, leverage, capital structure or other financial items

•	Descriptions of plans or objectives of our management for future operations, including pending acquisitions, debt repayment or restructuring, and development/redevelopment activities

•	Forecasts of our future economic performance

•	Descriptions of assumptions underlying or relating to any of the foregoing
In this Quarterly Report, for example, we make forward-looking statements discussing our expectations about:
•	Future development spending

•	Expected sales in our Master Planned Communities segment
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
There are several factors, many beyond our control, which could cause results to differ materially from our expectations. Some of these factors are described in our 2006 Annual Report on Form 10-K, which factors are incorporated herein by reference. Any factor could by itself, or together with one or more other factors, adversely affect our business, results of operations or financial condition. There are also other factors that we have not described in this Quarterly Report or in our 2006 Annual Report on Form 10-K that could cause results to differ from our expectations.
Overview
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
Net income for the three months ended March 31 was $230.2 million in 2007 and $23.0 million in 2006. A $298 million reduction in our net tax liabilities as a result of a tax restructuring and lower interest expense contributed to the increase in net income for the 2007 period. These increases were partially offset by lower NOI in our Master Planned Communities segment.
NOI in our Retail and Other segment was comparable to the prior year period. Though rental rates have increased over the prior year period, these increases have been substantially offset by lower termination income in 2007 and

GENERAL GROWTH PROPERTIES, INC.
substantial leaseable square footage which is currently being redeveloped and, though leased, is not currently generating income.
Operating metrics continued to show signs of strength. Sales per square foot (on a trailing twelve month basis) increased 3.2% over the first quarter of 2006 to $458. Occupancy in our Retail Company Portfolio increased to 92.9% at March 31, 2007, compared to 91.1% at March 31, 2006. The sum of average rent and recoverable common area costs for new leases signed during the first quarter of 2007 was $36.87 per square foot, $5.49 higher than leases which expired during the same period.
As we had anticipated, sales in our Master Planned Communities segment continued a decline which began in 2006.
After reaching a high in the third quarter of 2006, interest expense declined for the second sequential quarter and, for the first time since the TRCLP merger, was lower than the comparable prior year period.
Effective January 1, 2007, Rouse Property Management, Inc., a taxable REIT subsidiary of TRCLP, was merged into GGMI, a taxable REIT subsidiary (“TRS”) of GGPLP. The transfer combines substantially all of our domestic management activities into a single TRS, but is not expected to have a significant impact on our results of operations.
We also restructured an additional TRS effective March 31, 2007. Through a series of transactions, a private REIT owned by GGPLP was contributed to TRCLP and that additional TRS became a qualified REIT subsidiary of that private REIT. This transaction resulted in approximately a $330 million decrease in our net deferred tax liabilities, a $30 million increase in our current taxes payable and a $300 million income tax benefit related to the properties now owned by that private REIT.
Acquisition activity was not significant during the three months ended March 31, 2007 and included primarily the acquisition of minority ownership interest in two operating properties for a purchase price of approximately $13 million and four former Mervyn’s department stores for a purchase price of approximately $18 million.
Development activity remained strong in the quarter. As of March 31, 2007, we had six redevelopment projects with budgeted projected expenditures in excess of $25 million, 12 new development projects under construction and seven potential developments. Developments in Progress per the balance sheet, plus our share of Unconsolidated Properties, totaled $1.1 billion at March 31, 2007. Future approved development spending is $1.3 billion and is expected to be expended between 2007 and 2010.
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
Critical Accounting Policies
Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. Our critical accounting policies as discussed in our Annual Report for the year ended December 31, 2006 have not changed during 2007 and such policies are incorporated herein by reference.
Results of Operations
We have presented the following discussion of our results of operations on a segment basis under the proportionate share method. Under the proportionate share method, our share of the revenues and expenses of the Unconsolidated Properties are combined with the revenues and expenses of the Consolidated Properties. In addition, other revenues are increased by the real estate net operating income of discontinued operations, if applicable, and are reduced by our consolidated minority interest venturers’ share of real estate net operating income. See Note 10 for additional information including reconciliations of our segment basis results to GAAP basis results.

GENERAL GROWTH PROPERTIES, INC.
Retail and Other Segment
The following table compares segment basis revenue and expense items for the three months ended March 31, 2007 and 2006:

			$ Increase	% Increase
(In thousands)	2007	2006	(Decrease)	(Decrease)

Property revenues:
Minimum rents	$545,207	$543,060	$2,147	0.4%
Tenant recoveries	247,716	232,008	15,708	6.8
Overage rents	18,047	16,577	1,470	8.9
Other	45,003	43,440	1,563	3.6

Total property revenues	855,973	835,085	20,888	2.5

Property operating expenses:
Real estate taxes	71,989	69,832	2,157	3.1
Repairs and maintenance	62,093	57,610	4,483	7.8
Marketing	15,952	15,537	415	2.7
Other property operating costs	140,884	124,398	16,486	13.3
Provision for doubtful accounts	6,344	6,305	39	0.6

Total property operating expenses	297,262	273,682	23,580	8.6

Real estate property net operating income	$558,711	$561,403	$(2,692)	(0.5)%

Minimum rents were comparable to the prior year quarter as higher effective rents were substantially offset by lower lease termination income and the impact of redevelopment activities. Lease termination income in 2007 was $18.7 million lower than the prior year quarter. Redevelopment activities also had a negative impact on our minimum rents as space which is being redeveloped, even though it may be leased, did not generate revenue in the current quarter.
Tenant recoveries increased primarily as a result of higher operating costs, as discussed below, that are substantially recoverable from our tenants.
Historically, our leases have included both a base rent component and a component which requires tenants to pay amounts related to all, or substantially all, of their share of real estate taxes and certain property operating expenses, including common area maintenance and insurance. The portion of these leases attributable to real estate tax and operating expense recoveries are recorded as “Tenant recoveries.” Recently, however, we have been structuring our new tenant leases such that a higher proportion of our rental revenues represent operating expense recoveries. This change has resulted in a shift between minimum rents and tenant recoveries.
The increase in overage rents is primarily attributed to The Grand Canal Shoppes as the result of increased sales compared to 2006.
Other revenues include all other property revenues including vending, parking, sponsorship and advertising revenues, less NOI of minority interests in consolidated joint ventures. The increase in 2007 is primarily due to lower allocations to minority interests as a result of certain acquisitions of our minority interest partners’ ownership share in the fourth quarter of 2006.
Real estate taxes were higher across substantially all of our properties. The increase in repairs and maintenance is primarily attributed to higher snow removal and cleaning costs across substantially all of our properties. Property operating expenses increased due to higher employee, utility and insurance costs.
Marketing expenses and the provision for doubtful accounts were comparable to the prior year.

GENERAL GROWTH PROPERTIES, INC.
Master Planned Communities Segment

			$ Increase	% Increase
(In thousands)	2007	2006	(Decrease)	(Decrease)

Land sales	$37,154	$155,769	$(118,615)	(76.1)%
Land sales operations	(27,839)	(110,992)	(83,153)	(74.9)

Real estate property net operating income	$9,315	$44,777	$(35,462)	(79.2)%

As expected, land sales declined at all of our properties except Bridgeland, which began sales in the first quarter of 2006. We expect this trend to continue until the housing market stabilizes and national home builders resume capital investments. As a result of high inventories of unsold homes and land across the country, national home builders have reduced activity even in markets such as Summerlin and Houston where supply and demand have generally remained in equilibrium despite the weak national housing market.
The following table summarizes sales activities in our Master Planned Communities during the three months ended March 31, 2007 and 2006.

	Lot Sales and Pricing
	Three Months Ended			Acreage
	March 31,				Remaining
	2007	2006		Total Gross	Saleable
	($ in thousands)			Acres	Acres
Maryland Properties (1):
Residential:
Acres sold	—	24.0			228
Average price/acre	$—	$1,050
Commercial:
Acres sold	9.0	—			359
Average price/acre	$291	$—

Acreage				19,100	587

Summerlin (2):
Residential:
Acres sold	3.4	103.9			5,520
Average price/acre	$1,743	$925
Commercial:
Acres sold	3.2	19.1			884
Average price/acre	$1,167	$25	(3)

Acreage				22,500	6,404

Bridgeland:
Residential:
Acres sold	18.8	12.0			5,289
Average price/acre	$250	$219
Commercial:
Acres sold	—	—			1,211
Average price/acre	$—	$—

Acreage				10,200	6,500

Woodlands (4):
Residential:
Acres sold	53.5	75.3			1,748
Average price/acre	$365	$346
Commercial:
Acres sold	6.7	13.7			1,192
Average price/acre	$261	$274

Acreage				28,400	2,940

(1)	Maryland Properties includes Columbia and Fairwood.

(2)	Summerlin — Does not reflect impact of CSA (Note 8). Average price per acre includes assumption of Special Improvement District financing.

(3)	Summerlin — Includes the effect of a single sale of a 19.1 acre parcel to a school at a price of $25 thousand per acre.

(4)	Woodlands — Shown at 100%. Our share of The Woodlands is 52.5%.

GENERAL GROWTH PROPERTIES, INC.
Average Price per Acre can fluctuate widely, depending on location of the parcels within a community and the unit price and density of what is sold. The average price per acre does not include payments received under builders’ price participation agreements, where we may receive additional proceeds post-sale and record those revenues at that later date, based on the final selling price of the home. In some cases, these payments have been significant with respect to the initial lot price. In addition, there will be other timing differences between lot sales and reported revenue due to timing of revenue recognition under generally accepted accounting principles. The above pricing data also does not reflect the impact of income taxes and the CSA (Note 8), which can have a material impact on results.
Certain Significant Consolidated Revenues and Expenses
The following table compares major revenue and expense items for the three months ended March 31, 2007 and 2006:

			$ Increase	% Increase
(In thousands)	2007	2006	(Decrease)	(Decrease)

Tenant rents	$651,076	$637,400	$13,676	2.1%
Land sales	23,793	137,220	(113,427)	(82.7)
Property operating expenses	225,942	206,711	19,231	9.3
Land sales operations	20,144	98,598	(78,454)	(79.6)
Management and other fees	27,572	28,713	(1,141)	(4.0)
Property management and other costs	53,142	45,060	8,082	17.9
General and administrative	12,268	5,158	7,110	137.8
Depreciation and amortization	175,118	165,346	9,772	5.9
Interest expense	268,348	278,794	(10,446)	(3.7)
Benefit (provision) for income taxes	288,392	(26,404)	314,796	1,192.2
Changes in consolidated tenant rents (which includes minimum rents, tenant recoveries and overage rents), land sales, property operating expenses and land sales operations were attributable to the same items discussed above in our segment basis results.
Management and other fees decreased as a result of lower fees attributable to certain development activities in 2007. Development fees were higher in 2006 due to the timing of fees related to The Shops at La Cantera. Property management and other costs increased primarily as a result of higher personnel and personnel-related costs in 2007. The increase was attributable to higher incentive compensation costs and an increase in the number of employees.
The increase in general and administrative is attributable to higher senior management compensation expense, including bonuses and higher stock option expense resulting from the acceleration of the vesting period for certain stock options.
The increase in depreciation and amortization is primarily due to depreciation of completed redevelopments.
The decrease in interest expense is primarily due to higher capitalized interest. As a result of the increase in our development activities, we capitalized more interest, which reduces interest expense, in the first quarter of 2007 than in the prior year quarter. Additionally, we incurred lower debt extinguishment costs in the first quarter of 2007 as a result of reduced refinancing activity. As previously discussed, we amended the corporate unsecured credit facility and reduced the rate by approximately 60 basis points in the first quarter of 2006 and refinanced $2 billion of variable-rate debt with lower fixed-rate property debt in the third quarter of 2006. Even though these transactions reduced interest expense, the savings were more than offset by higher average outstanding debt and higher interest rates on the remainder of our portfolio.
Substantially all of the change in the benefit (provision) for income taxes is attributable to an internal restructuring of certain of our operating properties that were previously owned by TRS entities. This restructuring resulted in a net $298 million reduction in our income tax benefit. Also contributing to the change were declines in taxable income at our TRSs, including our management company.

GENERAL GROWTH PROPERTIES, INC.
Liquidity and Capital Resources
Cash Flows from Operating Activities
Net cash provided by operating activities was $90.4 million in the three months ended March 31, 2007 and $196.0 million in the three months ended March 31, 2006.
The decrease is primarily due to lower net income after adjustments for non-cash revenues and expenses. The decrease in 2007 compared to 2006 is primarily attributable to lower real estate net operating income in our Master Planned Communities segments.
Land development and acquisitions expenditures, which are related to our Master Planned Communities segment, were $41.4 million in 2007 and $47.1 million in 2006. These expenditures will vary from year to year based on the pace of development and expected sales. As discussed above, demand at our Summerlin, Columbia and Fairwood projects declined in 2006 and we expect this trend to continue into 2007. As a result, land development and acquisitions expenditures are also expected to continue to decline in 2007.
Net cash used for working capital needs totaled $27.0 million in 2007 and $32.8 million in 2006.
Cash Flows from Investing Activities
Net cash used in investing activities was $260.5 million in the three months ended March 31, 2007 and $130.2 million in the three months ended March 31, 2006.
Net investing cash provided by (used in) our unconsolidated affiliates was ($57.6) million in 2007 and $30.6 million in 2006. The reduction in net cash is primarily attributed to decreased distributions in 2007 compared to 2006, resulting from the timing of distributions from one of our joint ventures. In addition, certain joint ventures retained cash to fund operations and redevelopment activities and therefore did not have excess cash for distributions. We also received a one-time distribution from one of our joint ventures in 2006, which did not recur in 2007.
Cash used for acquisition/development of real estate and property additions/improvements was $207.1 million in 2007 and $176.5 million in 2006. Expenditures in both years were primarily related to development and redevelopment activity. As of March 31, 2007, we had six major approved redevelopment projects underway (each with budgeted projected expenditures, at our ownership share, in excess of $25 million) and 12 new retail center development projects under construction. Developments in Progress per the balance sheet, plus our share of Unconsolidated Properties, totaled $1.1 billion at March 31, 2007. Future approved development spending is $1.3 billion and is expected to be expended between 2007 and 2010. We also have seven potential new retail or mixed-use developments.
Cash Flows from Financing Activities
Net cash provided by (used in) financing activities was $137.9 million in the three months ended March 31, 2007 and ($103.4) million in the three months ended March 31, 2006.
Distributions to common stockholders, holders of Common Units and holders of perpetual and convertible preferred units totaled $137.0 million in 2007 and $124.3 million in 2006. Dividends paid per common share were $0.45 in the three months ended March 31, 2007 and $0.41 in the three months ended March 31, 2006.
New financings exceeded principal payments by $228.5 million in 2007 and by $42.4 thousand in 2006. The net financing activity in 2007 reflects draws on the Revolving Credit Facility. In the first quarter of 2006, we refinanced the initial TRCLP acquisition funding. The decrease in deferred finance costs is attributable to the refinancing activity.
REIT Requirements
In order to remain qualified as a real estate investment trust for federal income tax purposes, we must distribute or pay tax on 100% of our capital gains and at least 90% of our ordinary taxable income to stockholders. In determining distributions, the Board of Directors considers operating cash flow.

GENERAL GROWTH PROPERTIES, INC.
We anticipate that our operating cash flow and potential new debt or equity will provide adequate liquidity to conduct our operations, fund general and administrative expenses, fund operating costs and interest payments and allow distributions to our stockholders in accordance with the requirements of the Code. Certain properties are subject to financial performance covenants, primarily debt service coverage ratios. We believe we are in compliance with all such covenants as of March 31, 2007.
Recently Issued Accounting Pronouncements
As described in Note 9, new accounting pronouncements have been issued which are effective for the current or subsequent year.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in the market risks described in our 2006 Annual Report.
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
Changes in Internal Control Over Financial Reporting
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
ITEM 1A. RISK FACTORS
There have been no significant changes in the Risk Factors described in our 2006 Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

GENERAL GROWTH PROPERTIES, INC.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Financial Statements of TRCLP, a wholly owned subsidiary of GGPLP.
Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of March 31, 2007. The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL GROWTH PROPERTIES, INC.
(Registrant)

Date: May 9, 2007	by:	/s/ Bernard Freibaum Bernard Freibaum
Executive Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Accounting Officer)

EXHIBIT INDEX
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Financial Statements of TRCLP, a wholly owned subsidiary of GGPLP.
Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of March 31, 2007. The registrant agrees to furnish a copy of such agreements to the SEC upon request.