Form 10-Q/A
period 2007-03-31
GENERAL GROWTH PROPERTIES INC
filed 2007-05-16
CIK 895648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A
Amendment No. 1

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2007
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
YES ☒            NO ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☒            Accelerated filer ☐            Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐            NO ☒
The number of shares of Common Stock, $.01 par value, outstanding on May 4, 2007 was 245,085,077.

EXPLANATORY NOTE
     The Registrant is filing this Amendment No. 1 to its Current Report on Form 10-Q for the quarter ended March 31, 2007 which was filed with the Securities and Exchange Commission on May 9, 2007 (“Original 10-Q”) to amend page 1 of the Exhibit 99.1 to the Original 10-Q. Exhibit 99.1 is being filed in its entirety to facilitate reference to the entire amended exhibit although the financial statements previously filed as part of the exhibit have not changed.
     The undersigned registrant hereby amends the following sections of its Report of March 31, 2007 on Form 10-Q as set forth in the pages attached hereto:

PART II	OTHER INFORMATION
     Item 6. Exhibits

Exhibit 99.1	Financial Statements of TRCLP, a wholly owned subsidiary of GGPLP.

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GENERAL GROWTH PROPERTIES, INC.
By:	/s/ Bernard Freibaum
Bernard Freibaum
Executive Vice President and Chief Financial Officer

Date: May 16, 2007

EXHIBIT INDEX
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed).

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed).

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed).

99.1	Financial Statements of TRCLP, a wholly owned subsidiary of GGPLP.