Form 10-Q
period 2007-06-30
GENERAL GROWTH PROPERTIES INC
filed 2007-08-08
CIK 895648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2007
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
YES ☐       NO ☑
The number of shares of Common Stock, $.01 par value, outstanding on August 3, 2007 was 245,583,133.

GENERAL GROWTH PROPERTIES, INC.
INDEX

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands)

	June 30,	December 31,
	2007	2006
Assets
Investment in real estate:
Land	$2,946,676	$2,952,477
Buildings and equipment	19,555,095	19,379,386
Less accumulated depreciation	(3,070,028)	(2,766,871)
Developments in progress	888,535	673,900

Net property and equipment	20,320,278	20,238,892
Investment in and loans to/from Unconsolidated Real Estate Affiliates	1,657,103	1,499,036
Investment land and land held for development and sale	1,711,291	1,655,838

Net investment in real estate	23,688,672	23,393,766
Cash and cash equivalents	65,199	97,139
Accounts and notes receivable, net	311,823	328,890
Goodwill	400,882	371,674
Deferred expenses, net	269,574	252,190
Prepaid expenses and other assets	766,448	797,786

Total assets	$25,502,598	$25,241,445

Liabilities and Stockholders’ Equity
Mortgages, notes and loans payable	$21,223,153	$20,521,967
Investment in and loans to/from Unconsolidated Real Estate Affiliates	138,668	172,421
Deferred tax liabilities	913,331	1,302,205
Accounts payable and accrued expenses	1,105,128	1,050,192

Total liabilities	23,380,280	23,046,785

Minority interests:
Preferred	121,436	182,828
Common	386,599	347,753

Total minority interests	508,035	530,581

Commitments and Contingencies	—	—

Preferred Stock: $100 par value; 5,000,000 shares authorized; none issued and outstanding	—	—

Stockholders’ Equity:
Common stock: $.01 par value; 875,000,000 shares authorized, 245,520,518 shares issued as of June 30, 2007 and 242,357,416 shares issued as of December 31, 2006	2,455	2,424
Additional paid-in capital	2,591,277	2,533,898
Retained earnings (accumulated deficit)	(904,820)	(868,391)
Accumulated other comprehensive income	21,019	9,582
Less common stock in treasury, at cost, 1,806,900 shares as of June 30, 2007 and 290,787 shares as of December 31, 2006	(95,648)	(13,434)

Total stockholders’ equity	1,614,283	1,664,079

Total liabilities and stockholders’ equity	$25,502,598	$25,241,445

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars in thousands, except for per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Minimum rents	$443,432	$425,052	$879,474	$862,784
Tenant recoveries	195,403	190,733	394,858	376,176
Overage rents	10,876	8,603	26,456	22,829
Land sales	36,130	33,035	59,923	170,255
Management and other fees	26,348	24,650	53,920	53,362
Other	27,893	27,736	54,244	53,022

Total revenues	740,082	709,809	1,468,875	1,538,428

Expenses:
Real estate taxes	55,089	54,551	111,949	109,515
Repairs and maintenance	47,918	48,762	98,891	95,817
Marketing	10,713	11,639	23,294	23,669
Other property operating costs	97,609	90,412	197,645	176,860
Land sales operations	29,542	25,102	49,686	123,699
Provision for doubtful accounts	(1,701)	7,106	3,791	13,319
Property management and other costs	56,447	44,569	109,589	89,629
General and administrative	4,030	3,848	16,299	9,007
Depreciation and amortization	163,289	178,372	338,408	343,718

Total expenses	462,936	464,361	949,552	985,233

Operating income	277,146	245,448	519,323	553,195

Interest income	2,944	1,469	4,977	4,690
Interest expense	(275,547)	(278,611)	(543,896)	(557,404)

Income (loss) before income taxes, minority interest and equity in income of Unconsolidated Real Estate Affiliates	4,543	(31,694)	(19,596)	481
Benefit (provision) for income taxes	(17,647)	(14,490)	270,744	(40,894)
Minority interest	(5,085)	(638)	(59,502)	(11,862)
Equity in income of Unconsolidated Real Estate Affiliates	26,581	21,009	46,940	49,476

Net income (loss)	$8,392	$(25,813)	$238,586	$(2,799)

Basic Earnings Per Share	$0.03	$(0.11)	$0.98	$(0.01)
Diluted Earnings Per Share	0.03	(0.11)	0.97	(0.01)

Comprehensive Income (Loss), Net:
Net income (loss)	$8,392	$(25,813)	$238,586	$(2,799)
Other comprehensive income, net of minority interest:
Net unrealized gains (losses) on financial instruments	(14)	50	(1,082)	1,336
Accrued pension adjustment	391	(124)	203	(183)
Foreign currency translation	9,470	1,102	12,343	4,155
Unrealized gains (losses) on available-for-sale securities	(32)	113	(27)	205

Total other comprehensive income, net of minority interest	9,815	1,141	11,437	5,513

Comprehensive income (loss), net	$18,207	$(24,672)	$250,023	$2,714

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net income (loss)	$238,586	$(2,799)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interests	59,502	11,862
Equity in income of Unconsolidated Real Estate Affiliates	(46,519)	(49,303)
Provision for doubtful accounts	3,791	13,319
Distributions received from Unconsolidated Real Estate Affiliates	36,225	40,689
Depreciation	322,096	331,053
Amortization	16,312	12,665
Amortization of debt market rate adjustment and other non-cash interest expense	(7,354)	(6,879)
Participation expense pursuant to Contingent Stock Agreement	11,736	48,331
Land development and acquisitions expenditures	(84,001)	(103,408)
Cost of land sales	21,031	61,630
Tax restructuring benefit	(296,742)	—
Straight-line rent amortization	(17,755)	(24,267)
Amortization of intangibles other than in-place leases	(13,342)	(17,816)
Net changes:
Accounts and notes receivable	15,303	18,605
Prepaid expenses and other assets	22,174	26,749
Deferred expenses	(14,410)	(22,796)
Accounts payable and accrued expenses and deferred tax liabilities	(37,237)	(14,558)
Other, net	8,421	12,581

Net cash provided by operating activities	237,817	335,658

Cash Flows from Investing Activities:
Acquisition/development of real estate and property additions/improvements	(423,068)	(276,342)
Proceeds from sales of investment properties	3,251	16,054
Increase in investments in Unconsolidated Real Estate Affiliates	(169,777)	(64,306)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	45,738	117,548
Loans to Unconsolidated Real Estate Affiliates, net	(27,710)	29,976
Decrease in restricted cash	(8,674)	(14,081)
Insurance recoveries	2,507	13,400
Other, net	2,782	8,682

Net cash used in investing activities	(574,951)	(169,069)

Cash Flows from Financing Activities:
Proceeds from issuance of mortgages, notes and loans payable	2,079,700	6,629,000
Principal payments on mortgages, notes and loans payable	(1,359,799)	(6,489,164)
Deferred financing costs	(23,691)	(39,923)
Cash distributions paid to common stockholders	(219,256)	(196,949)
Cash distributions paid to holders of Common Units	(47,482)	(43,490)
Cash distributions paid to holders of perpetual and convertible preferred units	(8,258)	(8,724)
Proceeds from issuance of common stock, including from common stock plans	56,236	17,901
Redemption of preferred minority interests	(60,000)	—
Purchase of treasury stock	(95,648)	(53,363)
Other, net	(1,686)	(4,217)

Net cash provided by (used in) financing activities	320,116	(188,929)

Effect of exchange rate changes on cash	(14,922)	(5,048)

Net change in cash and cash equivalents	(31,940)	(27,388)
Cash and cash equivalents at beginning of period	97,139	102,791

Cash and cash equivalents at end of period	$65,199	$75,403

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)
(In thousands)

	Six Months Ended
	June 30,
	2007	2006
Supplemental Disclosure of Cash Flow Information:
Interest paid	$575,587	$579,044
Interest capitalized	39,251	25,521
Taxes paid	62,349	12,572

Non-Cash Investing and Financing Activities:
Common stock issued in exchange for Operating Partnership Units	$7,234	$3,088
Common stock issued in exchange for convertible preferred units	419	3,833
Common stock issued pursuant to Contingent Stock Agreement	36,669	35,349
Acquisition of joint venture partner share of GGP Ivanhoe IV, Inc.:
Total assets	—	169,415
Total liabilities	—	169,415
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
General
General Growth Properties, Inc. (“GGP”), a Delaware corporation, is a self-administered and self-managed real estate investment trust, referred to as a “REIT.” GGP was organized in 1986 and through its subsidiaries and affiliates operates, develops and manages retail and other rental properties, primarily shopping centers, which are located primarily throughout the United States. GGP also has international assets through Unconsolidated Real Estate Affiliates in Brazil, Turkey and Costa Rica in which GGP has invested approximately $207.1 million at June 30, 2007. Additionally, GGP develops and sells land for residential, commercial and other uses primarily in large-scale, long-term master planned communities projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas. In these notes, the terms “we,” “us” and “our” refer to GGP and its subsidiaries (the “Company”).
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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results for the interim period ended June 30, 2007 are not necessarily indicative of the results to be obtained for the full fiscal year.
Straight-Line Rents Receivable
Straight-line rents receivable, which represent the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases, of approximately $177.0 million as of June 30, 2007 and $159.2 million as of December 31, 2006 are included in Accounts and notes receivable, net in our Consolidated Balance Sheets.
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

GENERAL GROWTH PROPERTIES, INC.
Earnings Per Share (“EPS”)
Information related to our EPS calculations is summarized as follows:

	Three Months Ended June 30,
	2007		2006
	Basic	Diluted	Basic	Diluted
(In thousands)
Numerators: Net income (loss)	$8,392	$8,392	(25,813)	(25,813)

Denominators:
Weighted average number of common shares outstanding — basic	244,960	244,960	241,330	241,330
Effect of dilutive securities — stock options	—	667	—	—

Weighted average number of common shares outstanding — diluted	244,960	245,627	241,330	241,330

	Six Months Ended June 30,
	2007		2006
	Basic	Diluted	Basic	Diluted
(In thousands)
Numerators: Net income (loss)	$238,586	$238,586	(2,799)	(2,799)

Denominators:
Weighted average number of common shares outstanding — basic	244,165	244,165	240,978	240,978
Effect of dilutive securities — stock options	—	685	—	—

Weighted average number of common shares outstanding — diluted	244,165	244,850	240,978	240,978

Diluted EPS excludes anti-dilutive options where the exercise price was higher than the average market price of our common stock and options for which requirements for vesting were not satisfied. Such options totaled approximately 3.8 million shares for the three months ended June 30, 2007, approximately 3.8 million shares for the six months ended June 30, 2007, approximately 4.2 million shares for the three months ended June 30, 2006, and approximately 4.1 million shares for the six months ended June 30, 2006. Outstanding Common Units have also been excluded from the diluted earnings per share calculation because there would be no effect on EPS as the minority interests’ share of income would also be added back to net income. Finally, the exchangeable senior notes that were issued in April 2007 (Note 4) are also excluded from EPS because the conditions for exchange were not satisfied as of June 30, 2007.
Transactions With Affiliates
Management and other fee revenues primarily represent management and leasing fees, development fees, financing fees and fees for other ancillary services performed for the benefit of certain of the Unconsolidated Real Estate Affiliates and for properties owned by third parties. Fees earned from the Unconsolidated Properties totaled approximately $24.8 million for the three months ended June 30, 2007, approximately $50.7 million for the six months ended June 30, 2007, approximately $27.5 million for the three months ended June 30, 2006 and approximately $49.0 million for the six months ended June 30, 2006. Such fees are recognized as revenue when earned.

GENERAL GROWTH PROPERTIES, INC.
NOTE 2     INTANGIBLES
The following table summarizes our intangible assets and liabilities:

		Accumulated	Net
	Gross Asset	(Amortization)/	Carrying
(In thousands)	(Liability)	Accretion	Amount
As of June 30, 2007
Tenant leases:
In-place value	$669,231	$(376,408)	$292,823
Above-market	107,085	(65,685)	41,400
Below-market	(294,938)	206,655	(88,283)
Ground leases:
Above-market	(16,968)	1,243	(15,725)
Below-market	293,435	(15,947)	277,488
Real estate tax stabilization agreement	91,879	(10,463)	81,416

As of December 31, 2006
Tenant leases:
In-place value	$667,492	$(314,270)	$353,222
Above-market	107,157	(53,176)	53,981
Below-market	(294,052)	176,089	(117,963)
Ground leases:
Above-market	(16,968)	1,007	(15,961)
Below-market	293,435	(12,919)	280,516
Real estate tax stabilization agreement	91,879	(8,501)	83,378
Changes in gross asset (liability) balances in 2007 are the result of the acquisition of the minority interest in two consolidated joint ventures.
The gross asset balances of the in-place value of tenant leases are included in Buildings and equipment in our Consolidated Balance Sheets. The above-market and below-market tenant and ground leases are included in Prepaid expenses and other assets and Accounts payable and accrued expenses as detailed in Note 7.
Amortization/accretion of these intangible assets and liabilities, and similar assets and liabilities from our Unconsolidated Real Estate Affiliates at our share, decreased income (excluding the impact of minority interest and the provision for income taxes) by approximately $26.1 million for the three months ended June 30, 2007, approximately $55.2 million for the six months ended June 30, 2007, approximately $31.0 million for the three months ended June 30, 2006 and approximately $60.3 million for the six months ended June 30, 2006.
Future amortization, including our share of such items from Unconsolidated Real Estate Affiliates, is estimated to decrease income (excluding the impact of minority interest and the provision for income taxes) by approximately $110 million in 2007, $90 million in 2008, $60 million in 2009, $40 million in 2010, and $30 million in 2011.

GENERAL GROWTH PROPERTIES, INC.
NOTE 3 UNCONSOLIDATED REAL ESTATE AFFILIATES
Condensed Combined Financial Information of Unconsolidated Real Estate Affiliates
Following is summarized financial information for our Unconsolidated Real Estate Affiliates as of June 30, 2007 and December 31, 2006 and for the three and six months ended June 30, 2007 and 2006.

	June 30,	December 31,
(In thousands)	2007	2006
Condensed Combined Balance Sheets — Unconsolidated Real Estate Affiliates
Assets:
Land	$1,005,996	$988,018
Buildings and equipment	8,304,404	8,158,030
Less accumulated depreciation	(1,687,705)	(1,590,812)
Developments in progress	770,373	551,464

Net property and equipment	8,393,068	8,106,700
Investment in unconsolidated joint ventures	11,335	7,424
Investment land and land held for development and sale	289,497	290,273

Net investment in real estate	8,693,900	8,404,397
Cash and cash equivalents	184,850	180,203
Accounts and notes receivable, net	145,539	165,049
Deferred expenses, net	153,898	155,051
Prepaid expenses and other assets	555,537	509,324

Total assets	$9,733,724	$9,414,024

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$7,727,773	$7,752,889
Investment in unconsolidated joint ventures	3,147	—
Accounts payable and accrued expenses	525,140	558,974
Owners’ equity	1,477,664	1,102,161

Total liabilities and owners’ equity	$9,733,724	$9,414,024

Investment In and Loans To/From Unconsolidated Real Estate Affiliates, Net
Owners’ equity	$1,477,664	$1,102,161
Less joint venture partners’ equity	(783,351)	(600,412)
Capital or basis differences and loans	824,122	824,866

Investment in and loans to/from
Unconsolidated Real Estate Affiliates, net	$1,518,435	$1,326,615

GENERAL GROWTH PROPERTIES, INC.

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006
Condensed Combined Statements of Income — Unconsolidated Real Estate Affiliates
Revenues:
Minimum rents	$221,433	$206,575	$442,313	$418,175
Tenant recoveries	96,159	92,443	193,521	186,382
Overage rents	3,061	2,538	7,858	7,236
Land sales	43,164	38,395	68,613	73,726
Management and other fees	8,521	1,964	17,002	1,964
Other	45,453	39,499	86,941	82,040

Total revenues	417,791	381,414	816,248	769,523

Expenses:
Real estate taxes	29,397	29,702	60,061	59,847
Repairs and maintenance	21,353	20,894	43,898	42,217
Marketing	5,730	5,795	12,511	12,917
Other property operating costs	80,410	76,355	159,118	149,736
Land sales operations	25,243	31,769	36,120	50,686
Provision for doubtful accounts	816	1,697	2,608	1,871
Property management and other costs	23,744	16,727	48,024	32,882
General and administrative	2,846	917	3,115	2,861
Depreciation and amortization	69,699	63,680	142,445	129,443

Total expenses	259,238	247,536	507,900	482,460

Operating income	158,553	133,878	308,348	287,063

Interest income	9,493	5,832	16,533	11,834
Interest expense	(100,545)	(87,348)	(200,338)	(168,384)
Provision for income taxes	(6,048)	(483)	(6,758)	(807)
Minority interest	(271)	—	(306)	—
Equity in income of unconsolidated joint ventures	1,364	1,724	3,309	3,152

Net income	$62,546	$53,603	$120,788	$132,858

Equity In Income of Unconsolidated Real Estate Affiliates
Net income	$62,546	$53,603	$120,788	$132,858
Joint venture partners’ share of income	(33,359)	(28,961)	(64,414)	(63,014)
Amortization of capital or basis differences	(156)	(3,633)	(4,709)	(20,368)
Elimination of Unconsolidated Real Estate Affiliates loan interest	(2,450)	—	(4,725)	—

Equity in income of Unconsolidated Real Estate Affiliates	$26,581	$21,009	$46,940	$49,476

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
On July 6, 2007, we acquired the fifty percent interest owned by New York State Common Retirement Fund (“NYSCRF”) in the GGP/Homart I portfolio of twenty-two properties pursuant to an election by NYSCRF to exercise its exchange right with respect to its ownership in GGP/Homart I. The approximate $950 million purchase price for NYSCRF’s ownership interest, which we computed pursuant to the GGP/Homart I shareholders agreement, was primarily funded by a $750 million bank loan which, including amortization of the fees, bears interest at LIBOR plus 140 basis points. The acquisition also includes the assumption of NYSCRF’s share of existing mortgage debt (approximately $1.05 billion). As a result of this transaction, we own 100% of the GGP/Homart I portfolio and subsequently will consolidate the respective operations from the acquisition date.

GENERAL GROWTH PROPERTIES, INC.
The properties included in the GGP/Homart I portfolio include: Arrowhead Towne Center, Bay City Mall, Brass Mill Center, Chula Vista Center, Columbiana Centre, Deerbrook Mall, Lakeland Square Mall, Moreno Valley Mall, Neshaminy Mall, Newgate Mall, Newpark Mall, North Point Mall, The Parks at Arlington, Pembroke Lakes Mall, The Shoppes at Buckland Hills, Steeplegate Mall, Superstition Springs Center, Tysons Galleria, Vista Ridge Mall, Washington Park Mall, West Oaks Mall and The Woodlands Mall.

	GGP/Homart I
	June 30,	December 31,
(In thousands)	2007	2006
Assets:
Land	$158,589	$157,708
Buildings and equipment	1,898,575	1,879,992
Less accumulated depreciation	(549,107)	(517,187)
Developments in progress	16,954	13,216
Investment in unconsolidated joint ventures	10,671	7,424

Net investment in real estate	1,535,682	1,541,153
Cash and cash equivalents	21,151	15,871
Accounts receivable, net	41,963	48,498
Deferred expenses, net	43,771	44,773
Prepaid expenses and other assets	165,319	174,854

Total assets	$1,807,886	$1,825,149

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$2,028,641	$2,041,796
Investment in unconsolidated joint ventures	3,147	—
Accounts payable and accrued expenses	52,289	58,408
Owners’ equity (deficit)	(276,191)	(275,055)

Total liabilities and owners’ equity	$1,807,886	$1,825,149

GENERAL GROWTH PROPERTIES, INC.

	GGP/Homart I		GGP/Homart I
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006
Revenues:
Minimum rents	$58,724	$57,012	$117,190	$115,583
Tenant recoveries	25,578	23,666	51,426	48,232
Overage rents	339	280	1,851	2,016
Other	2,468	2,369	4,842	4,608

Total revenues	87,109	83,327	175,309	170,439

Expenses:
Real estate taxes	7,587	7,758	15,491	15,656
Repairs and maintenance	6,156	6,108	12,762	12,607
Marketing	1,697	1,728	3,688	4,000
Other property operating costs	11,228	10,712	21,434	21,063
Provision for doubtful accounts	131	381	210	187
Property management and other costs	5,606	5,453	11,449	10,994
General and administrative	121	4	212	175
Depreciation and amortization	17,796	17,967	36,780	35,885

Total expenses	50,322	50,111	102,026	100,567

Operating income	36,787	33,216	73,283	69,872

Interest income	4,682	2,772	9,376	4,858
Interest expense	(28,067)	(22,931)	(56,042)	(44,580)
Provision for income taxes	(412)	(101)	(479)	(133)
Equity in income of unconsolidated joint ventures	1,364	1,724	3,309	3,152

Net income	$14,354	$14,680	$29,447	$33,169

GENERAL GROWTH PROPERTIES, INC.

	GGP/Homart II
	June 30,	December 31,
(In thousands)	2007	2006
Assets:
Land	$224,158	$224,158
Buildings and equipment	2,362,034	2,261,123
Less accumulated depreciation	(361,709)	(326,340)
Developments in progress	308,390	286,396

Net investment in real estate	2,532,873	2,445,337
Cash and cash equivalents	10,276	6,289
Accounts receivable, net	34,610	35,506
Deferred expenses, net	59,314	58,712
Prepaid expenses and other assets	41,411	36,656

Total assets	$2,678,484	$2,582,500

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$2,263,186	$2,284,763
Accounts payable and accrued expenses	122,371	146,781
Owners’ equity	292,927	150,956

Total liabilities and owners’ equity	$2,678,484	$2,582,500

	GGP/Homart II		GGP/Homart II
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006
Revenues:
Minimum rents	$53,379	$48,136	$106,611	$100,670
Tenant recoveries	24,454	22,642	49,202	46,233
Overage rents	603	523	1,870	1,592
Other	2,002	1,646	3,965	3,648

Total revenues	80,438	72,947	161,648	152,143

Expenses:
Real estate taxes	6,886	7,471	14,966	14,919
Repairs and maintenance	4,917	4,485	9,811	8,968
Marketing	1,521	1,757	3,469	3,796
Other property operating costs	9,312	8,961	19,199	17,420
Provision for doubtful accounts	46	258	666	338
Property management and other costs	5,115	4,591	10,262	9,385
General and administrative	2,625	849	2,757	2,588
Depreciation and amortization	19,912	16,128	39,066	31,638

Total expenses	50,334	44,500	100,196	89,052

Operating income	30,104	28,447	61,452	63,091

Interest income	2,139	1,971	4,181	4,843
Interest expense	(27,764)	(20,721)	(55,452)	(40,833)
Provision for income taxes	(960)	(49)	(1,534)	(127)

Net income	$3,519	$9,648	$8,647	$26,974

GENERAL GROWTH PROPERTIES, INC.

	GGP/Teachers
	June 30,	December 31,
(In thousands)	2007	2006
Assets:
Land	$176,761	$176,761
Buildings and equipment	917,691	908,786
Less accumulated depreciation	(102,259)	(89,323)
Developments in progress	126,224	76,991

Net investment in real estate	1,118,417	1,073,215
Cash and cash equivalents	17,489	19,029
Accounts receivable, net	9,648	11,347
Deferred expenses, net	16,240	15,280
Prepaid expenses and other assets	12,928	13,980

Total assets	$1,174,722	$1,132,851

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$929,095	$933,375
Accounts payable and accrued expenses	81,742	88,188
Owners’ equity	163,885	111,288

Total liabilities and owners’ equity	$1,174,722	$1,132,851

	GGP/Teachers		GGP/Teachers
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006
Revenues:
Minimum rents	$26,572	$26,652	$54,379	$52,303
Tenant recoveries	11,289	11,857	22,542	22,705
Overage rents	677	533	868	1,127
Other	602	559	1,087	1,077

Total revenues	39,140	39,601	78,876	77,212

Expenses:
Real estate taxes	2,699	2,945	5,322	5,859
Repairs and maintenance	2,186	1,924	4,254	3,817
Marketing	917	843	1,843	1,881
Other property operating costs	4,788	4,491	9,551	8,981
Provision for doubtful accounts	194	336	406	228
Property management and other costs	2,304	2,178	4,528	4,342
General and administrative	70	50	109	84
Depreciation and amortization	6,955	6,298	14,218	13,758

Total expenses	20,113	19,065	40,231	38,950

Operating income	19,027	20,536	38,645	38,262

Interest income	178	243	431	428
Interest expense	(11,605)	(10,592)	(23,307)	(20,979)
Provision for income taxes	(139)	(226)	(149)	(405)

Net income	$7,461	$9,961	$15,620	$17,306

GENERAL GROWTH PROPERTIES, INC.

	The Woodlands Partnership
	June 30,	December 31,
(In thousands)	2007	2006
Assets:
Land	$12,349	$13,828
Buildings and equipment	78,561	91,485
Less accumulated depreciation	(17,927)	(19,271)
Developments in progress	28,288	6,939
Investment land and land held for development and sale	289,497	290,273

Net investment in real estate	390,768	383,254
Cash and cash equivalents	4,385	15,219
Deferred expenses, net	2,504	2,782
Prepaid expenses and other assets	108,626	97,978

Total assets	$506,283	$499,233

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$319,090	$321,724
Accounts payable and accrued expenses	63,455	58,805
Owners’ equity	123,738	118,704

Total liabilities and owners’ equity	$506,283	$499,233

	The Woodlands Partnership		The Woodlands Partnership
	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006
Revenues:
Minimum rents	$131	$483	$451	$719
Land sales	43,164	37,145	68,613	72,476
Other	1,343	9,547	11,266	17,626

Total revenues	44,638	47,175	80,330	90,821

Expenses:
Real estate taxes	47	144	104	189
Repairs and maintenance	46	105	185	132
Other property operating costs	10,246	5,316	21,679	13,484
Land sales operations	25,243	31,239	36,120	50,156
Depreciation and amortization	977	881	2,047	2,283

Total expenses	36,559	37,685	60,135	66,244

Operating income	8,079	9,490	20,195	24,577

Interest income	114	70	240	141
Interest expense	(2,442)	(4,165)	(3,909)	(4,702)
Provision for income taxes	(390)	—	(390)	—

Net income	$5,361	$5,395	$16,136	$20,016

GENERAL GROWTH PROPERTIES, INC.
NOTE 4 MORTGAGES, NOTES AND LOANS PAYABLE
Mortgages, notes and loans payable are summarized as follows:

	June 30,	December 31,
(In thousands)	2007	2006
Fixed-rate debt:
Commercial mortgage-backed securities	$868,765	$868,765
Other collateralized mortgages, notes and loans payable	13,775,953	13,762,381
Corporate and other unsecured term loans	3,895,648	2,386,334

Total fixed-rate debt	18,540,366	17,017,480

Variable-rate debt:
Other collateralized mortgages, notes and loans payable	287,387	388,287
Credit facilities	201,700	60,000
Corporate and other unsecured term loans	2,193,700	3,056,200

Total variable-rate debt	2,682,787	3,504,487

	$21,223,153	$20,521,967

The weighted-average effective annual interest rate (which includes both the effects of swaps and deferred finance costs) on our mortgages, notes and loans payable was 5.7% at June 30, 2007, 5.82% at December 31, 2006 and 5.78% at June 30, 2006. Such debt has various maturities through 2095 with a weighted-average remaining term of 5.89 years as of June 30, 2007.
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
The initial exchange rate for each $1,000 principal amount of notes is approximately 11.27 shares of GGP common stock, representing an exchange price of approximately $88.72 per share and an exchange premium of 35%, which was based on the closing price of our common stock on April 10, 2007. The initial exchange rate is subject to adjustment under certain circumstances, including a reduction in the exchange rate resulting from an increase in our dividend.
We intend to register, for the benefit of the holders of the Notes, the GGP common stock issuable upon the exchange of the Notes (approximately 17.5 million shares) and agree to maintain the effectiveness of such registration throughout the term of the Notes. In the event of a registration default, we will increase the applicable exchange rate by 3% (approximately 0.5 million shares) until we are no longer in default. As we believe that the likelihood of making such exchange rate adjustment is remote, no amounts reflecting a contingent liability have been accrued.
Proceeds from the offering, net of related fees, were approximately $1.52 billion and were used to repay $850 million of corporate unsecured debt, to repay approximately $400 million on our revolving credit facility, to pay approximately $110 million of dividends, to redeem $60 million of perpetual preferred units and for other general

GENERAL GROWTH PROPERTIES, INC.
corporate uses. At June 30, 2007 the interest rate on the remaining corporate unsecured debt and the revolving credit facility was 6.57%.
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
Letters of Credit and Surety Bonds
We had outstanding letters of credit and surety bonds of approximately $222.4 million as of June 30, 2007. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.
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
At January 1, 2007, we had total unrecognized tax benefits of approximately $135.1 million, of which approximately $69 million would impact our effective tax rate. These unrecognized tax benefits increased our income tax liabilities by $81.9 million, increased goodwill by $27.9 million and cumulatively reduced retained earnings by $54.2 million. As of January 1, 2007, we had accrued interest of approximately $11.9 million related to these unrecognized tax benefits and no penalties. Prior to adoption of FIN 48, we did not treat either interest or penalties related to tax uncertainties as part of income tax expense. With the adoption of FIN 48, we have chosen to change this accounting policy. As a result, we will recognize and report interest and penalties, if necessary, within our provision for income tax expense from January 1, 2007 forward. We recognized potential interest expense related to the unrecognized tax benefits of $3.9 million for the three months ended June 30, 2007 and $6.2 million for the six months ended June 30, 2007.
Generally, we are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2003 through 2006 and are open to state taxing authorities for years ending December 31, 2002 through 2006. Several of our taxable REIT subsidiaries are under examination by the Internal Revenue Service for the years 2001 through 2005. During the quarter, we changed our recognition and measurement of a position as a result of negotiations with the Internal Revenue Service. GAAP requires that the change in measurement of contingencies as of the November 2004 merger date (approximately $1.3 million) be recorded as an adjustment to goodwill. We are unable to determine when the remaining audits will be resolved.
Based on our assessment of the expected outcome of these remaining examinations or examinations that may commence, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits for tax positions taken regarding previously filed tax returns will materially change from those recorded at January 1, 2007. A material change in unrecognized tax benefits could have a material effect on our statements of income and comprehensive income. Included in the approximately $135.1 million of unrecognized benefits at January 1, 2007 discussed above is approximately $20 million, which due to the reasons above, could significantly increase or decrease during the next twelve months.
Effective March 31, 2007, through a series of transactions, a private REIT owned by GGPLP was contributed to TRCLP and one of our TRS entities became a qualified REIT subsidiary of that private REIT. This transaction

GENERAL GROWTH PROPERTIES, INC.
resulted in approximately a $330 million decrease in our net deferred tax liabilities, an approximate $30 million increase in our current taxes payable and an approximate $300 million income tax benefit related to the properties now owned by that private REIT.
NOTE 6 STOCK-BASED COMPENSATION PLANS
Incentive Stock Plans
The following tables summarize stock option activity for the 2003 Incentive Stock Plan as of and for the six months ended June 30, 2007 and 2006.

	2007		2006
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Stock Options Outstanding at January 1	3,167,348	$38.41	2,546,174	$29.57
Granted	1,205,000	65.81	1,270,000	49.98
Exercised	(1,318,748)	33.81	(453,226)	27.03
Exchanged for restricted stock	—	—	(30,000)	47.26
Forfeited	—	—	(145,000)	43.10
Expired	—	—	(600)	9.90

Stock Options Outstanding at June 30	3,053,600	$51.20	3,187,348	$37.28

	Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
		Contractual	Exercise		Contractual	Exercise
Range of Exercise Prices	Shares	Term (in years)	Price	Shares	Term (in years)	Price
In-the-money stock options
$0 - $6.58	—	—	—	—	—	—
$6.58 - $13.16	5,100	2.8	$9.99	5,100	2.8	$9.99
$13.16 - $19.74	73,000	5.1	15.41	73,000	5.1	15.41
$19.74 - $26.32	—	—	—	—	—	—
$26.32 - $32.91	197,000	1.6	30.94	145,000	1.6	30.94
$32.91 - $39.49	571,000	2.7	35.71	351,000	2.7	35.57
$39.49 - $46.07	50,000	3.3	44.59	10,000	3.3	44.59
$46.07 - $52.65	952,500	3.7	49.52	522,500	3.5	50.01
Anti -dilutive stock options
$65.81	1,205,000	4.7	65.81	201,000	4.7	65.81

Total	3,053,600	3.4	$51.20	1,307,600	3.4	$44.32

Intrinsic value (in thousands)	$20,825			$13,871

The intrinsic value of outstanding and exercisable stock options as of June 30, 2007 represents the excess of our closing stock price ($52.95) over the exercise price multiplied by the applicable number of shares that may be acquired upon exercise of stock options. The intrinsic value of exercised stock options represents the excess of our stock price at the time the option was exercised over the exercise price and was $39.3 million for options exercised during the six months ended June 30, 2007 and $10.1 million for options exercised during the six months ended June 30, 2006.
The weighted-average fair value of stock options as of the grant date was $11.07 for stock options granted during the six months ended June 30, 2007 and $7.62 for stock options granted during the six months ended June 30, 2006.
Stock options generally vest 20% at the time of the grant and in 20% annual increments thereafter. In February 2007, however, in lieu of awarding options similar in size to prior years to two of our senior executives, the Compensation Committee of our Board of Directors accelerated the vesting of options held by these executives so that all such options became immediately vested and exercisable. As a result, the vesting of 705,000 options was accelerated and compensation expense of $4.1 million which would have been recognized in 2007 through 2010 was recognized in the first quarter of 2007.

GENERAL GROWTH PROPERTIES, INC.
Restricted Stock
The following table summarizes restricted stock activity as of and for the six months ended June 30, 2007 and 2006.

	2007		2006
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested restricted stock grants outstanding as of January 1	72,666	$47.62	15,000	$16.77
Granted	96,500	65.29	99,000	47.91
Vested	(32,670)	49.11	(41,334)	37.13

Nonvested restricted stock grants outstanding as of June 30	136,496	$59.75	72,666	$47.62

Intrinsic value (in thousands)	$7,227		$3,274

The total fair value of restricted stock grants which vested during the six months ended June 30, 2007 and during the six months ended June 30, 2006 was $2.0 million in each period.
Threshold-Vesting Stock Options
The following table summarizes TSO activity as of June 30, 2007 by grant year.

	TSO Grant Year
	2007	2006	2005
Granted	1,400,000	1,400,000	1,000,000
Forfeited	(35,048)	(118,936)	(119,666)
Vested and exercised	—	—	(880,334)

TSOs outstanding at June 30, 2007	1,364,952	1,281,064	—

Intrinsic value (in thousands)	$—	$3,177	$—

Exercise price	$65.81	$50.47	$35.41
Threshold price	92.30	70.79	49.66
Fair value of options on grant date	9.54	6.51	3.81
Remaining contractual term (in years)	4.7	3.7	—
In addition to the TSOs above, which are accounted for pursuant to SFAS 123(R), 148,302 vested, but unexercised, TSOs granted prior to 2004 are accounted for using the intrinsic value method.
Other Required Disclosures
Historical data, such as the past performance of our common stock and the length of service by employees, was used to estimate expected life of the TSO’s and our stock options and represents the period of time that options are expected to be outstanding. The weighted average estimated value of stock options and TSOs granted during the six months ended June 30, 2007 and 2006 were based on the following assumptions:

	2007	2006
Risk-free interest rate	4.70%	4.43%
Dividend yield	4.00	4.00
Expected volatility	24.72	22.94
Expected life (in years)	3.0-3.5	2.5-3.5
Compensation expense related to the Incentive Stock Plans, TSOs and restricted stock was $2.4 million for the three months ended June 30, 2007, $13.7 million for the six months ended June 30, 2007, $2.3 million for the three months ended June 30, 2006 and $7.3 million for the six months ended June 30, 2006.
For the six months ended June 30, 2007, total compensation expense which had not yet been recognized related to nonvested options, TSOs and restricted stock grants was $35.1 million. Of this total, approximately $7.7 million is

GENERAL GROWTH PROPERTIES, INC.
expected to be recognized in the remaining months of 2007, approximately $12.7 million in 2008, approximately $8.8 million in 2009, approximately $4.1 million in 2010 and approximately $1.6 million in 2011. These amounts may be impacted by future grants, changes in forfeiture estimates or vesting terms, actual forfeiture rates which differ from estimated forfeitures and/or timing of TSO vesting.
NOTE 7 OTHER ASSETS AND LIABILITIES
The following table summarizes the significant components of “Prepaid Expenses and Other Assets.”

	June 30,		December 31,
(In thousands)	2007		2006
Below-market ground leases	$277,488		$280,516
Receivables — finance leases and bonds	100,315		118,459
Security and escrow deposits	84,360		76,834
Real estate tax stabilization agreement	81,416		83,378
Special Improvement District receivable	59,146		64,819
Above-market tenant leases	41,400		53,981
Prepaid expenses	28,672		37,528
Insurance recovery receivable	25,451	*	14,952
Funded defined contribution plan assets	14,994		17,119
Other	53,206		50,200

	$766,448		$797,786

*	Includes $13.5 million related to insurance settlement (Note 8).
The following table summarizes the significant components of “Accounts Payable and Accrued Expenses.”

	June 30,	December 31,
(In thousands)	2007	2006
Construction payables	$174,919	$188,038
Accounts payable and accrued expenses	158,932	200,936
Unrecognized tax benefits	153,342	—
Accrued interest	117,101	102,870
Below-market tenant leases	88,283	117,963
Accrued real estate taxes	76,165	71,816
Deferred gains/income	64,635	56,414
Hughes participation payable	65,860	90,793
Accrued payroll and other employee liabilities	53,058	58,372
Tenant and other deposits	33,204	32,887
Above-market ground leases	15,725	15,961
Capital lease obligations	14,698	14,967
Funded defined contribution plan liabilities	14,994	17,119
Other	74,212	82,056

	$1,105,128	$1,050,192

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
We lease land or buildings at certain properties from third parties. The leases generally provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. Rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease. Rental expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rents, was $0.7 million for the three months ended June 30, 2007, $4.1 million for the six months ended June 30, 2007, $2.5

GENERAL GROWTH PROPERTIES, INC.
million for the three months ended June 30, 2006 and $4.8 million for the six months ended June 30, 2006.
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
See Note 5 for our obligations related to FIN 48.
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
Under the CSA, we are required to issue shares of our common stock semi-annually (February and August) to the Beneficiaries. The number of shares to be issued is based on cash flows from the development and/or sale of the CSA Assets and our stock price. We account for the Beneficiaries’ share of earnings from the CSA Assets as an operating expense. We delivered 699,000 shares of our common stock (including 147,000 treasury shares) to the Beneficiaries in the six months ended June 30, 2007 and 756,000 (including 668,000 treasury shares) in the six months ended June 30, 2006.
We are also required to make a final distribution to the Beneficiaries in 2009. The amount of this distribution will be based on the appraised values of the CSA Assets and is expected to be significant. We will account for this distribution as additional investments in the related assets (that is, contingent consideration).
Hurricane Damages
In September 2005, two of our operating retail properties in Louisiana incurred hurricane and/or vandalism damage. Riverwalk Marketplace, which is located near the convention center in downtown New Orleans, partially reopened in November 2005. Though now fully open, occupancy and traffic levels continue to be below pre-hurricane levels. Oakwood Center, located in Gretna, Louisiana, is currently scheduled to reopen on October 19, 2007. We have comprehensive insurance coverage for both property damage and business interruption and, therefore, have recorded insurance recovery receivables for both of these coverages.
In June 2007 as part of a final settlement, we negotiated an additional payment of $13.5 million with our insurance carrier for all outstanding claims related to Riverwalk Marketplace, including property damage and business interruption. As a result of the settlement, the proceeds from the additional payment (collected on July 5, 2007) were first applied against the Riverwalk Marketplace insurance recovery receivable (approximately $1.9 million) and the remainder was recognized as business interruption, of which approximately $6.8 million is included as minimum rent and approximately $4.8 million is included as a reduction to provision for doubtful accounts in our Consolidated Statements of Income and Comprehensive Income.
The net book value of the property damage at Oakwood Center is currently estimated to be approximately $34.2 million. However, we continue to assess the damage estimates and are having ongoing discussions with our insurance carriers regarding the scope of repair, cleaning, and replacement required. The actual net book value write-off could vary from this estimate. Changes to these estimates have been, and will be, recorded in the periods in which they are determined.
We believe it is probable that insurance proceeds will be sufficient to cover the cost of restoring the property damage and certain business interruption amounts at Oakwood Center; however, certain deductibles, limitations and exclusions are expected to apply with respect to both current and future matters. No determination has yet been

GENERAL GROWTH PROPERTIES, INC.
made as to the total amount or timing of insurance payments. As of June 30, 2007, however, an aggregate of $29.3 million in insurance proceeds related to property damage and business interruption have been received for Oakwood Center, of which $25 million was received as final settlement with one of our insurance carriers. These proceeds have been applied against insurance recovery receivables, which have primarily been for property damage incurred. Although it is likely that certain of the amounts collected in such final settlement constitutes payment of a portion of our business interruption claims, GAAP precludes any revenue recognition until final settlement with our remaining insurance carriers or cumulative non-refundable payments exceed property operating expense reimbursements previously recognized. In addition, as certain disputes currently exist or may occur in the future with certain of our insurance carriers, we have initiated litigation to preserve our rights concerning our claims. Finally, as of June 30, 2007, the majority of the remaining Oakwood Center insurance recovery receivable represents the recovery of the net book value of fixed assets that have been written off.
NOTE 9 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2007, the FASB ratified EITF Issue No. 06-11, “Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards” (EITF 06-11). EITF 06-11 requires companies to recognize the income tax benefit realized from dividends or dividend equivalents that are charged to retained earnings and paid to employees for nonvested equity-classified employee share-based payment awards as an increase to additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after December 15, 2007. We are evaluating the impact of EITF 06-11 on our financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”) which provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. With certain limitations, early adoption is permitted. We are continuing to evaluate the impact of this new statement on our financial statements.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not believe the adoption of SFAS No. 157 will have a material impact on our financial statements.
In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” (“SFAS 150”) which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The effective date of SFAS 150 relating to measurement and classification provisions has been indefinitely postponed by the FASB. We did not enter into new financial instruments subsequent to May 2003 which would fall within the scope of this statement. Though we have certain limited life ventures that appear to meet the criteria for liability recognition, we do not believe that the adoption of the currently postponed provisions of SFAS No. 150, if required, will have a material impact on our financial statements.
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

GENERAL GROWTH PROPERTIES, INC.
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
The accounting policies of the segments are the same as those of the Company, except that we report unconsolidated real estate ventures using the proportionate share method rather than the equity method. Under the proportionate share method, our share of the revenues and expenses of the Unconsolidated Properties are combined with the revenues and expenses of the Consolidated Properties. Under the equity method, our share of the net revenues and expenses of the Unconsolidated Properties are reported as a single line item, “Equity in income of Unconsolidated Real Estate Affiliates,” in our Consolidated Statements of Income and Comprehensive Income. This difference affects only the reported revenues and operating expenses of the segments and has no effect on our reported net earnings. In addition, other revenues include the NOI of discontinued operations and is reduced by the NOI attributable to our minority interest partners in consolidated joint ventures.
The total expenditures for additions to long-lived assets for the Master Planned Communities segment is reflected as Land development and acquisitions expenditures in the cash provided by operating activities section of the Consolidated Statements of Cash Flows. Similarly, expenditures for long-lived assets for the Retail and Other segment is reflected in Acquisition/development of real estate and property additions/improvements in the cash flows from investing activities section of the Consolidated Statements of Cash Flows.

GENERAL GROWTH PROPERTIES, INC.
Segment operating results are as follows:

	Three Months Ended June 30, 2007
	Consolidated	Unconsolidated	Segment
	Properties	Properties	Basis
(In thousands)
Retail and Other
Property revenues:
Minimum rents	$443,432	$112,053	$555,485
Tenant recoveries	195,403	47,684	243,087
Overage rents	10,876	1,467	12,343
Other, including minority interest	24,897	23,197	48,094

Total property revenues	674,608	184,401	859,009

Property operating expenses:
Real estate taxes	55,089	14,392	69,481
Repairs and maintenance	47,918	10,640	58,558
Marketing	10,713	2,874	13,587
Other property operating costs	97,609	40,796	138,405
Provision for doubtful accounts	(1,701)	397	(1,304)

Total property operating expenses	209,628	69,099	278,727

Retail and other net operating income	464,980	115,302	580,282

Master Planned Communities
Land sales	36,130	22,661	58,791
Land sales operations	(29,542)	(14,766)	(44,308)

Master Planned Communities net operating income	6,588	7,895	14,483

Real estate property net operating income	$471,568	$123,197	$594,765

	Three Months Ended June 30, 2006
	Consolidated	Unconsolidated	Segment
(In thousands)	Properties	Properties	Basis
Retail and Other
Property revenues:
Minimum rents	$425,052	$103,691	$528,743
Tenant recoveries	190,733	45,886	236,619
Overage rents	8,603	1,387	9,990
Other, including minority interest	23,282	19,065	42,347

Total property revenues	647,670	170,029	817,699

Property operating expenses:
Real estate taxes	54,551	14,643	69,194
Repairs and maintenance	48,762	10,441	59,203
Marketing	11,639	2,958	14,597
Other property operating costs	90,412	34,509	124,921
Provision for doubtful accounts	7,106	817	7,923

Total property operating expenses	212,470	63,368	275,838

Retail and other net operating income	435,200	106,661	541,861

Master Planned Communities
Land sales	33,035	20,250	53,285
Land sales operations	(25,102)	(15,531)	(40,633)

Master Planned Communities net operating income	7,933	4,719	12,652

Real estate property net operating income	$443,133	$111,380	$554,513

GENERAL GROWTH PROPERTIES, INC.

	Six Months Ended June 30, 2007
	Consolidated	Unconsolidated	Segment
(In thousands)	Properties	Properties	Basis
Retail and Other
Property revenues:
Minimum rents	$879,474	$221,219	$1,100,693
Tenant recoveries	394,858	95,944	490,802
Overage rents	26,456	3,934	30,390
Other, including minority interest	48,446	44,655	93,101

Total property revenues	1,349,234	365,752	1,714,986

Property operating expenses:
Real estate taxes	111,949	29,521	141,470
Repairs and maintenance	98,891	21,761	120,652
Marketing	23,294	6,246	29,540
Other property operating costs	197,645	81,643	279,288
Provision for doubtful accounts	3,791	1,248	5,039

Total property operating expenses	435,570	140,419	575,989

Retail and other net operating income	913,664	225,333	1,138,997

Master Planned Communities
Land sales	59,923	36,022	95,945
Land sales operations	(49,686)	(22,461)	(72,147)

Master Planned Communities net operating income	10,237	13,561	23,798

Real estate property net operating income	$923,901	$238,894	$1,162,795

	Six Months Ended June 30, 2006
	Consolidated	Unconsolidated	Segment
(In thousands)	Properties	Properties	Basis
Retail and Other
Property revenues:
Minimum rents	$862,784	$209,020	$1,071,804
Tenant recoveries	376,176	92,453	468,629
Overage rents	22,829	3,735	26,564
Other, including minority interest	44,648	41,095	85,743

Total property revenues	1,306,437	346,303	1,652,740

Property operating expenses:
Real estate taxes	109,515	29,509	139,024
Repairs and maintenance	95,817	20,998	116,815
Marketing	23,669	6,464	30,133
Other property operating costs	176,860	72,479	249,339
Provision for doubtful accounts	13,319	908	14,227

Total property operating expenses	419,180	130,358	549,538

Retail and other net operating income	887,257	215,945	1,103,202

Master Planned Communities
Land sales	170,255	38,799	209,054
Land sales operations	(123,699)	(27,950)	(151,649)

Master Planned Communities net operating income	46,556	10,849	57,405

Real estate property net operating income	$933,813	$226,794	$1,160,607

GENERAL GROWTH PROPERTIES, INC.
The following reconciles real estate property net operating income (“NOI”) to GAAP-basis operating income and net income:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006
Real estate property net operating income
Segment basis	$594,765	$554,513	$1,162,795	$1,160,607
Unconsolidated Properties	(123,197)	(111,380)	(238,894)	(226,794)

Consolidated Properties	471,568	443,133	923,901	933,813
Management and other fees	26,348	24,650	53,920	53,362
Property management and other costs	(56,447)	(44,569)	(109,589)	(89,629)
General and administrative	(4,030)	(3,848)	(16,299)	(9,007)
Depreciation and amortization	(163,289)	(178,372)	(338,408)	(343,718)
Minority interest in NOI of Consolidated Properties and other	2,996	4,454	5,798	8,374

Operating income	277,146	245,448	519,323	553,195
Interest income	2,944	1,469	4,977	4,690
Interest expense	(275,547)	(278,611)	(543,896)	(557,404)
Benefit (provision) for income taxes	(17,647)	(14,490)	270,744	(40,894)
Minority interest	(5,085)	(638)	(59,502)	(11,862)
Equity in income of Unconsolidated Real Estate Affiliates	26,581	21,009	46,940	49,476

Net income (loss)	$8,392	$(25,813)	$238,586	$(2,799)

The following reconciles segment revenues to GAAP-basis consolidated revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands)	2007	2006	2007	2006
Segment basis total property revenues	$859,009	$817,699	$1,714,986	$1,652,740
Unconsolidated segment revenues	(184,401)	(170,029)	(365,752)	(346,303)
Consolidated land sales	36,130	33,035	59,923	170,255
Management and other fees	26,348	24,650	53,920	53,362
Minority interest in NOI of Consolidated Properties and other	2,996	4,454	5,798	8,374

GAAP-basis consolidated total revenues	$740,082	$709,809	$1,468,875	$1,538,428

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
All references to numbered Notes are to specific footnotes to our Consolidated Financial Statements included in this Quarterly Report and which descriptions are incorporated into the applicable response by reference. The following discussion should be read in conjunction with such Consolidated Financial Statements and related Notes. Capitalized terms used, but not defined, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) have the same meanings as in such Notes or in our Annual Report.
FORWARD-LOOKING INFORMATION
We may make forward-looking statements in this Quarterly Report, in other reports that we file with the SEC and in other information that we release publicly or provide to investors. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others.
Forward-looking statements include:
•	Projections of our revenues, income, earnings per share, Funds From Operations (“FFO”), Core FFO, capital expenditures, income tax liabilities, dividends, leverage, capital structure or other financial items

•	Descriptions of plans or objectives of our management for future operations, including pending acquisitions, debt repayment or restructuring, and development/redevelopment activities

•	Forecasts of our future economic performance

•	Descriptions of assumptions underlying or relating to any of the foregoing
In this Quarterly Report, for example, we make forward-looking statements discussing our expectations about:
•	Future development spending

•	Expected sales in our Master Planned Communities segment

GENERAL GROWTH PROPERTIES, INC.
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
There are several factors, many beyond our control, which could cause results to differ materially from our expectations. Some of these factors are described in our Annual Report, which factors are incorporated herein by reference. Any factor could by itself, or together with one or more other factors, adversely affect our business, results of operations or financial condition. There are also other factors that we have not described in this Quarterly Report or in our Annual Report that could cause results to differ from our expectations.
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
Net income for the three months ended June 30 was $8.4 million in 2007 as compared to a loss of $25.8 million in 2006. A $38.4 million increase in our Retail and Other segment revenues was partially offset by lower NOI in our Master Planned Communities segment.
Retail operating metrics continued to show signs of strength. Sales per square foot (on a trailing twelve month basis) increased 2.2% over the second quarter of 2006 to $458. Occupancy in our Retail Company Portfolio increased to 92.9% at June 30, 2007, compared to 91.2% at June 30, 2006.
In our Master Planned Community segment, the sales pace of land for standard residential lots has declined in recent months. We expect this trend to continue until the housing market stabilizes and national home builders resume capital investments. Although sales have declined for standard residential lots, custom home lots continue to sell in Summerlin due to the limited availability of land suitable to such custom lots combined with the desirability of living in the Summerlin community.
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
Acquisition activity was not significant during the six months ended June 30, 2007 and included primarily the acquisition of minority ownership interest in two operating properties for a purchase price of approximately $13 million, four former Mervyn’s department stores for an aggregate purchase price of approximately $18 million, and approximately $72 million in additional investment in our Brazilian joint venture.
Development activity remained strong in the quarter. As of June 30, 2007, we had eight redevelopment projects under construction each with budgeted projected expenditures in excess of $25 million, 16 new development projects under construction and ten additional planned developments. Developments in Progress per our consolidated balance sheet, plus our share of Unconsolidated Properties, was approximately $1.3 billion at June 30, 2007. Future approved development spending is approximately $1.8 billion and is expected to be expended between 2007 and 2010.

GENERAL GROWTH PROPERTIES, INC.
The acquisition of the fifty percent interest of the GGP/Homart I portfolio (Note 3) is expected to have an approximately neutral impact on future earnings as the increased net income from the additional ownership in the properties is expected to be offset by a reduction of fees for development, asset management and leasing in addition to an increase in interest expense related to the additional debt obtained for the acquisition.
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
Critical Accounting Policies
Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. Our critical accounting policies as discussed in our Annual Report have not changed during 2007 and such policies are incorporated herein by reference.
Results of Operations
Three Months Ended June 30, 2007 and 2006
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
Retail and Other Segment
The following table compares segment basis revenue and expense items for the three months ended June 30, 2007 and 2006:

	Three Months Ended
	June 30,
			$ Increase	% Increase
(In thousands)	2007	2006	(Decrease)	(Decrease)
Property revenues:
Minimum rents	$555,485	$528,743	$26,742	5.1%
Tenant recoveries	243,087	236,619	6,468	2.7
Overage rents	12,343	9,990	2,353	23.6
Other	48,094	42,347	5,747	13.6

Total property revenues	859,009	817,699	41,310	5.1

Property operating expenses:
Real estate taxes	69,481	69,194	287	0.4
Repairs and maintenance	58,558	59,203	(645)	(1.1)
Marketing	13,587	14,597	(1,010)	(6.9)
Other property operating costs	138,405	124,921	13,484	10.8

Provision for doubtful accounts	(1,304)	7,923	(9,227)	(116.5)

Total property operating expenses	278,727	275,838	2,889	1.0

Real estate property net operating income	$580,282	$541,861	$38,421	7.1%

Minimum rents increased compared to the three months ended June 30, 2006 primarily due to higher effective rents and higher retail center occupancy. The increase was partially offset by a decrease in straight-line rent. In addition,

GENERAL GROWTH PROPERTIES, INC.
redevelopment activities had a negative impact on our minimum rents as space which is being redeveloped, even though it may be leased, did not generate revenue in the current quarter.
Tenant recoveries increased primarily as a result of higher operating costs, as discussed below, that are substantially recoverable from our tenants. Historically, our leases have included both a base rent component and a component which requires tenants to pay amounts related to all, or substantially all, of their share of real estate taxes and certain property operating expenses, including common area maintenance and insurance. The portion of these leases attributable to real estate tax and operating expense recoveries are recorded as “Tenant recoveries”. Recently, however, we have been structuring our new tenant leases such that, although these leases still contain a minimum rent and a tenant recovery component, a higher proportion of our rental revenues represent operating expense recoveries. This change has resulted in a shift between minimum rents and tenant recoveries.
The increase in overage rents is primarily attributable to The Grand Shoppes and Ala Moana Center as the result of increased sales compared to the second quarter 2006.
Other revenues include all other property revenues including vending, parking, sponsorship and advertising revenues, less NOI of minority interests in consolidated joint ventures. The increase in the second quarter 2007 is primarily due to an increase in advertising revenue across the portfolio and lower allocations to minority interests as a result of certain acquisitions of our minority interest partners’ ownership share in the fourth quarter of 2006.
Real estate taxes, marketing and repairs and maintenance expenses were comparable across substantially all of our properties.
Other property operating costs were higher in 2007 primarily due to a $4.6 million reduction in general liability reserves in 2006. In addition, operating costs increased $2.5 million as a result of an acquisition and the completion of a development property related to our Brazilian joint venture. Higher electric expense, security expense and insurance costs across the portfolio comprise the majority of the remaining increase.
The provision for doubtful accounts was negative in 2007 primarily due to the recognition of approximately $4.8 million as recovery of previously reserved tenant rents due to business interruption insurance recoveries at our Riverwalk investment property (Note 8). In addition, we reversed a $1.7 million reserve at one of our consolidated properties as the collectability of the amount due is now secured by a letter of credit. Reductions in provision for doubtful accounts across the retail portfolio contributed to the decrease.
Master Planned Communities Segment

	Three Months Ended
	June 30,
			$ Increase	% Increase
(In thousands)	2007	2006	(Decrease)	(Decrease)
Land sales	$58,791	$53,285	$5,506	10.3%
Land sales operations	(44,308)	(40,633)	3,675	9.0

Real estate property net operating income	$14,483	$12,652	$1,831	14.5%

Although land sales increased slightly for the three months ended June 30, 2007 as compared to June 30, 2006, the national housing market continues to be weak. Our two Houston communities, Bridgeland and Woodlands, continue to experience moderate demand and contributed to the slight increase in real estate property net operating income in 2007 as compared to 2006. Our share of real estate property net operating income for Woodlands increased to $7.9 million in 2007 from $4.7 million in 2006. Real estate property net operating income at Bridgeland also increased slightly. These increases were partially offset by decreases at our Summerlin and Maryland communities.

GENERAL GROWTH PROPERTIES, INC.
The following table summarizes sales activities in our Master Planned Communities during the three months ended June 30, 2007 and 2006.

	Lot Sales and Pricing		Acreage
	Three Months Ended			Remaining
	June 30,		Total Gross	Saleable
	2007	2006	Acres	Acres
	($ in thousands)
Maryland Properties (1):
Residential:
Acres sold	0.7	1.3		227
Average price/acre	$589	$813
Commercial:
Acres sold	10.0	6.7		349
Average price/acre	$507	$443

Acreage			19,100	576

Summerlin (2):
Residential:
Acres sold	13.7	8.3		5,506
Average price/acre	$1,142	$1,618
Commercial:
Acres sold	1.6	0.9		883
Average price/acre	$830	$2,542

Acreage			22,500	6,389

Bridgeland:
Residential:
Acres sold	22.6	15.9		5,266
Average price/acre	$244	$207
Commercial:
Acres sold	—	—		1,211
Average price/acre	$—	$—

Acreage			10,200	6,477

Woodlands (3):
Residential:
Acres sold	90.1	81.3		1,660
Average price/acre	$379	$360
Commercial:
Acres sold	5.5	4.3		1,187
Average price/acre	$540	$909

Acreage			28,440	2,847

(1)	Maryland Properties includes Columbia and Fairwood.

(2)	Summerlin — Does not reflect impact of CSA (Note 8). Average price per acre includes assumption of Special Improvement District financing.

(3)	Woodlands — Shown at 100%. Our share of Woodlands is 52.5%.
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

GENERAL GROWTH PROPERTIES, INC.
Certain Significant Consolidated Revenues and Expenses
The following table compares major revenue and expense items for the three months ended June 30, 2007 and 2006:

	Three Months Ended
	June 30,
			$ Increase	% Increase
(In thousands)	2007	2006	(Decrease)	(Decrease)
Tenant rents	$649,711	$624,388	$25,323	4.1%
Land sales	36,130	33,035	3,095	9.4
Property operating expenses	209,628	212,470	(2,842)	(1.3)
Land sales operations	29,542	25,102	4,440	17.7
Management and other fees	26,348	24,650	1,698	6.9
Property management and other costs	56,447	44,569	11,878	26.7
General and administrative	4,030	3,848	182	4.7
Depreciation and amortization	163,289	178,372	(15,083)	(8.5)
Interest expense	275,547	278,611	(3,064)	(1.1)
Provision for income taxes	17,647	14,490	3,157	21.8
Changes in consolidated tenant rents (which includes minimum rents, tenant recoveries and overage rents), land sales, property operating expenses and land sales operations were attributable to the same items discussed above in our segment basis results.
Management and other fees, property management and other costs and general and administrative in the aggregate represent our costs of doing business and are generally not directly property-related costs. Management and other fees increased as a result of higher fees attributable to improved NOI at certain operating properties in the second quarter 2007. Property management and other costs increased primarily as a result of higher personnel and personnel-related costs in 2007. The increase was attributable to higher incentive compensation costs and an increase in the number of employees. The increase in general and administrative is attributable to higher senior management compensation expense, including higher stock option expense resulting from the acceleration of the vesting period for certain stock options (Note 6).
The decrease in depreciation and amortization is due to completed depreciation of broadband equipment and other shorter-lived assets acquired or developed in the period from 1998 to 2002 and a cumulative adjustment to the useful lives of certain assets.
The decrease in interest expense is primarily due to higher capitalized interest. As a result of the increase in our development activities, we capitalized more interest in the second quarter of 2007 than in the prior year quarter. As discussed in Note 4, we issued $1.55 billion of 3.98% Notes in April 2007. Proceeds from such issuance were used, among other things, to repay $850 million of corporate unsecured debt under the senior credit facility and approximately $400 million on our revolving credit facility. We incurred approximately $2.4 million of debt extinguishment costs primarily associated with the repayment of the corporate unsecured debt. In addition, we refinanced $2 billion of variable-rate debt with lower fixed-rate property debt in the third quarter of 2006. Even though these transactions reduced interest expense, the savings were substantially offset by higher average outstanding debt and higher interest rates on the remainder of our portfolio.
The increase in provision for income taxes was primarily the result of the recognition of potential interest expense and penalties related to unrecognized tax benefit recorded as the result of the adoption of FIN 48 (Note 5).

GENERAL GROWTH PROPERTIES, INC.
Six Months Ended June 30, 2007 and 2006
Retail and Other Segment
The following table compares segment basis revenue and expense items for the six months ended June 30, 2007 and 2006:

	Six Months Ended
	June 30,
			$ Increase	% Increase
(In thousands)	2007	2006	(Decrease)	(Decrease)
Property revenues:
Minimum rents	$1,100,693	$1,071,804	$28,889	2.7%
Tenant recoveries	490,802	468,629	22,173	4.7
Overage rents	30,390	26,564	3,826	14.4
Other	93,101	85,743	7,358	8.6

Total property revenues	1,714,986	1,652,740	62,246	3.8

Property operating expenses:
Real estate taxes	141,470	139,024	2,446	1.8
Repairs and maintenance	120,652	116,815	3,837	3.3
Marketing	29,540	30,133	(593)	(2.0)
Other property operating costs	279,288	249,339	29,949	12.0
Provision for doubtful accounts	5,039	14,227	(9,188)	(64.6)

Total property operating expenses	575,989	549,538	26,451	4.8

Real estate property net operating income	$1,138,997	$1,103,202	$35,795	3.2%

Minimum rents increased slightly as compared to the six months ended June 30, 2006 as higher effective rents were substantially offset by lower lease termination income and the impact of redevelopment activities. Lease termination income in 2007 was $17.2 million lower than the six months ended June 30, 2006. Redevelopment activities also had a negative impact on our minimum rents as space which is being redeveloped, even though it may be leased, did not generate revenue in the current period.
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
The increase in overage rents is primarily attributed to Ala Moana Center and The Grand Canal Shoppes as the result of increased sales compared to 2006.
Other revenues include all other property revenues including vending, parking, sponsorship and advertising revenues, less NOI of minority interests in consolidated joint ventures. The increase in 2007 is primarily due to an increase in advertising revenue across the portfolio and lower allocations to minority interests as a result of certain acquisitions of our minority interest partners’ ownership share in the fourth quarter of 2006.
Real estate taxes were higher across substantially all of our properties. The increase in repairs and maintenance is primarily attributed to higher snow removal and cleaning costs across substantially all of our properties.
Other property operating costs were higher in 2007 primarily due to a $12.8 million reduction in general liability reserves in 2006. In addition, operating costs increased $3.9 million as a result of an acquisition and the completion

GENERAL GROWTH PROPERTIES, INC.
of a development property related to our Brazilian joint venture. Higher electric expense, security expense, employee and insurance costs across the portfolio contribute to the majority of the remaining increase.
The provision for doubtful accounts was substantially lower than the prior year, primarily due to the Riverwalk insurance recovery in addition to the three month activity discussed above.
Master Planned Communities Segment

	Six Months Ended
	June 30,
			$ Increase	% Increase
(In thousands)	2007	2006	(Decrease)	(Decrease)
Land sales	$95,945	$209,054	$(113,109)	(54.1)%
Land sales operations	(72,147)	(151,649)	(79,502)	(52.4)

Real estate property net operating income	$23,798	$57,405	$(33,607)	(58.5)%

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

GENERAL GROWTH PROPERTIES, INC.
The following table summarizes sales activities in our Master Planned Communities during the six months ended June 30, 2007 and 2006.

	Lot Sales and Pricing			Acreage
	Six Months Ended				Remaining
	June 30,			Total Gross	Saleable
	2007	2006		Acres	Acres
	($ in thousands)
Maryland Properties (1):
Residential:
Acres sold	0.7	25.1			227
Average price/acre	$589	$1,006
Commercial:
Acres sold	19.0	6.7			349
Average price/acre	$405	$443

Acreage				19,100	576

Summerlin (2):
Residential:
Acres sold	17.2	112.2			5,506
Average price/acre	$1,263	$976
Commercial:
Acres sold	4.9	20.0			883
Average price/acre	$1,055	$142	(3)

Acreage				22,500	6,389

Bridgeland:
Residential:
Acres sold	41.5	27.8			5,266
Average price/acre	$247	$212
Commercial:
Acres sold	—	—			1,211
Average price/acre	$—	$—

Acreage				10,200	6,477

Woodlands (4):
Residential:
Acres sold	143.6	156.6			1,660
Average price/acre	$374	$353
Commercial:
Acres sold	12.1	18.0			1,187
Average price/acre	$387	$425

Acreage				28,400	2,847

(1)	Maryland Properties includes Columbia and Fairwood.

(2)	Summerlin — Does not reflect impact of CSA (Note 8). Average price per acre includes assumption of Special Improvement District financing.

(3)	Summerlin — Includes the effect of a single sale of a 19.1 acre parcel to a school at a price of $25 thousand per acre.

(4)	Woodlands — Shown at 100%. Our share of Woodlands is 52.5%.
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

GENERAL GROWTH PROPERTIES, INC.
Certain Significant Consolidated Revenues and Expenses
The following table compares major revenue and expense items for the six months ended June 30, 2007 and 2006:

	Six Months Ended
	June 30,
			$ Increase	% Increase
(In thousands)	2007	2006	(Decrease)	(Decrease)
Tenant rents	$1,300,788	$1,261,789	$38,999	3.1%
Land sales	59,923	170,255	(110,332)	(64.8)
Property operating expenses	435,570	419,180	16,390	3.9
Land sales operations	49,686	123,699	(74,013)	(59.8)
Management and other fees	53,920	53,362	558	1.0
Property management and other costs	109,589	89,629	19,960	22.3
General and administrative	16,299	9,007	7,292	81.0
Depreciation and amortization	338,408	343,718	(5,310)	(1.5)
Interest expense	543,896	557,404	(13,508)	(2.4)
(Benefit) provision for income taxes	(270,744)	40,894	311,638	762.1
Changes in consolidated tenant rents (which includes minimum rents, tenant recoveries and overage rents), land sales, property operating expenses and land sales operations were attributable to the same items discussed above in our segment basis results.
Management and other fees, property management and other costs and general and administrative in aggregate represent our costs of doing business and are generally not directly property-related costs. Management and other fees increased as a result of higher fees attributable to improved NOI at certain operating properties in 2007. Property management and other costs increased primarily as a result of higher personnel and personnel-related costs in 2007. The increase was attributable to higher incentive compensation costs and an increase in the number of employees. The increase in general and administrative is attributable to higher senior management compensation expense, including bonuses and higher stock option expense resulting from the acceleration of the vesting period for certain stock options (Note 6) in the first quarter 2007.
The decrease in depreciation and amortization is due to completed depreciation of broadband equipment and other shorter-lived assets acquired or developed in the period 1998 to 2002 and a cumulative adjustment to the useful lives of certain assets.
The decrease in interest expense is primarily due to higher capitalized interest. As a result of the increase in our development activities, we capitalized more interest in the first quarter of 2007 than in the prior year quarter. Additionally, we incurred lower debt extinguishment costs in the first quarter of 2007 as a result of reduced refinancing activity. As previously discussed, we amended the senior unsecured credit facility and reduced the rate by approximately 60 basis points in the first quarter of 2006 and refinanced $2 billion of variable-rate debt with lower fixed-rate property debt in the third quarter of 2006. Even though these transactions reduced interest expense, the savings were more than offset by higher average outstanding debt and higher interest rates on the remainder of our portfolio.
Substantially all of the change in the benefit (provision) for income taxes is attributable to an internal restructuring of certain of our operating properties that were previously owned by TRS entities. This restructuring resulted in a net $297 million reduction in our income tax provision. Also impacting the change was the recognition of potential interest expense and penalties related to unrecognized tax benefit recorded as the result of the adoption of FIN 48.
Liquidity and Capital Resources
Cash Flows from Operating Activities
Net cash provided by operating activities was $237.8 million in the six months ended June 30, 2007 and $335.7 million in the six months ended June 30, 2006.
The decrease in total operating income is primarily due to lower net operating income in our Master Planned Communities segment. Land development and acquisitions expenditures, which are related to our Master Planned Communities segment, were $84.0 million in 2007 and $103.4 million in 2006. These expenditures will vary from year to year based on the pace of development and expected sales. As discussed above, demand at our Summerlin, Columbia

GENERAL GROWTH PROPERTIES, INC.
and Fairwood projects declined in 2006 and this trend continued into the six months ended 2007. As a result, land development and acquisitions expenditures declined in 2007.
Net cash provided by (used in) for working capital needs totaled ($14.2) million in 2007 and $8.0 million in 2006. The cash used for working capital needs for the six months ended June 30, 2007 is primarily the result of timing differences experienced in the payment of accounts payable and accrued expenses.
Cash Flows from Investing Activities
Net cash used in investing activities was $575.0 million in the six months ended June 30, 2007 and $169.1 million in the six months ended June 30, 2006.
Net investing cash provided by (used in) our Unconsolidated Real Estate Affiliates was ($151.7) million in 2007 and $83.2 million in 2006. The reduction in net cash is primarily attributed to decreased distributions in 2007 compared to 2006, resulting from the timing of distributions from one of our joint ventures. In addition, certain joint ventures retained cash and invested additional capital, including amounts from partners, to fund operations, new development and redevelopment activities and therefore did not have excess cash for distributions. We also received a distribution from one of our joint ventures in 2006.
Cash used for acquisition/development of real estate and property additions/improvements was $423.1 million in 2007 and $276.3 million in 2006. Expenditures in both years were primarily related to development and redevelopment activity. As of June 30, 2007, we had eight major approved redevelopment projects under construction (each with budgeted projected expenditures, at our ownership share, in excess of $25 million) and 16 new retail center development projects under construction. Developments in Progress per the balance sheet, plus our share of Unconsolidated Properties, totaled $1.3 billion at June 30, 2007. Included in such activity for the six months ended June 30, 2007 is approximately $9 million of land that was transferred from operating land. Future approved development spending is $1.8 billion which is expected to be expended between 2007 and 2010. We also have ten potential new retail or mixed-use developments.
Cash Flows from Financing Activities
Net cash provided by (used in) financing activities was $320.1 million in the six months ended June 30, 2007 and ($188.9) million in the six months ended June 30, 2006.
Distributions to common stockholders, holders of Common Units and holders of perpetual and convertible preferred units totaled $275.0 million in 2007 and $249.2 million in 2006. Dividends paid per common share were $0.90 in the six months ended June 30, 2007 and $0.82 in the six months ended June 30, 2006.
New financings exceeded principal payments by $719.9 million in 2007 and by $139.8 million in 2006. The net financing activity in 2007 reflects draws and repayments on the revolving credit facility as well as the issuance of the $1.55 billion Notes offering. In the first quarter of 2006, we refinanced the initial TRCLP acquisition funding. The decrease in deferred finance costs is attributable to the reduction in refinancing activity in 2007 compared to 2006.
REIT Requirements
In order to remain qualified as a real estate investment trust for federal income tax purposes, we must distribute or pay tax on 100% of our capital gains and at least 90% of our ordinary taxable income to stockholders. In determining distributions, the Board of Directors considers operating cash flow.
We anticipate that our operating cash flow and potential new debt or equity will provide adequate liquidity to conduct our operations, fund general and administrative expenses, fund operating costs and interest payments and allow distributions to our stockholders in accordance with the requirements of the Code. Certain properties are subject to financial performance covenants, primarily debt service coverage ratios. We believe we are in compliance with all such covenants as of June 30, 2007.

GENERAL GROWTH PROPERTIES, INC.
Recently Issued Accounting Pronouncements
As described in Note 9, new accounting pronouncements have been issued which are effective for the current or subsequent year.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no significant changes in the market risks described in our Annual Report.
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
ITEM 1A. RISK FACTORS
There has been no material changes in the Risk Factors previously disclosed in our Annual Report.

GENERAL GROWTH PROPERTIES, INC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities(1)

			Total Number	Approximate
			of Shares	Dollar Value
			Purchased	of Shares that
			as Part of	May Yet be
	Total	Average	Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid	Plans or	Plans or
Period	Purchased	per Share	Programs	Programs
June 8-25, 2007	1,806,900	$52.93	1,806,900	$104,352,038

Total	1,806,900	$52.93	1,806,900	$104,352,038

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
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company’s Annual Meeting of Stockholders held on May 15, 2007, the stockholders voted on the matters listed below. A total of 244,857,043 shares were eligible to vote on each matter presented at the Annual Meeting.

		Number of
	Matter	Shares For	Withheld

1.	(a) Election of John Bucksbaum	222,511,258	3,724,571

	(b) Election of Alan Cohen	223,240,260	2,995,569

	(c) Election of Anthony Downs	222,693,786	3,542,043
Matthew Bucksbaum, Bernard Freibaum, Adam Metz, Robert Michaels, Thomas Nolan, John Riordan and Beth Stewart all continue as directors of the Company.

GENERAL GROWTH PROPERTIES, INC.

			Number of	Number
		Number of Shares	Shares	of Shares	Broker Non-
	Matter	For	Against	Abstain	Votes

2.	Amendment and Restatement of the Company’s Employee Stock Purchase Plan to provide for an additional 1,500,000 shares to be available for issuance, permit all issuances under the Plan to be effective electronically, change the waiting periods for employees to begin participation, and change the procedures regarding the administrative mechanics of participating in the Plan.	208,155,103	784,271	263,352	17,033,103

			Number of	Number
		Number of Shares	Shares	of Shares	Broker Non-
	Matter	For	Against	Abstain	Votes

3.	Ratification of the selection of Deloitte & Touche LLP as the Company’s independent public accountants for the year ending December 31, 2007.	226,030,056	125,694	80,079	0

			Number of	Number
		Number of Shares	Shares	of Shares	Broker Non-
	Matter	For	Against	Abstain	Votes

4.	Stockholder proposal regarding declassification of the Board of Directors.	162,505,136	46,102,793	594,797	17,033,103

GENERAL GROWTH PROPERTIES, INC.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Financial Statements of TRCLP, a subsidiary of GGPLP.
Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of June 30, 2007. The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL GROWTH PROPERTIES, INC. (Registrant)
Date: August 8, 2007	by:	/s/: Bernard Freibaum
Bernard Freibaum
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Financial Statements of TRCLP, a subsidiary of GGPLP.
Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of June 30, 2007. The registrant agrees to furnish a copy of such agreements to the SEC upon request.