Form 10-Q
period 2007-09-30
GENERAL GROWTH PROPERTIES INC
filed 2007-11-09
CIK 895648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2007
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
YES ☑     NO☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☑     Accelerated filer ☐     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES ☐     NO☑
The number of shares of Common Stock, $.01 par value, outstanding on November 2, 2007 was 243,811,785.

GENERAL GROWTH PROPERTIES, INC.
INDEX

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)
(Dollars in thousands)

	September 30,	December 31,
	2007	2006
Assets
Investment in real estate:
Land	$3,288,873	$2,952,477
Buildings and equipment	22,263,328	19,379,386
Less accumulated depreciation	(3,446,040)	(2,766,871)
Developments in progress	1,031,879	673,900

Net property and equipment	23,138,040	20,238,892
Investment in and loans to/from Unconsolidated Real Estate Affiliates	1,754,701	1,499,036
Investment land and land held for development and sale	1,740,089	1,655,838

Net investment in real estate	26,632,830	23,393,766
Cash and cash equivalents	48,294	97,139
Accounts and notes receivable, net	348,708	328,890
Goodwill	385,683	371,674
Deferred expenses, net	291,161	252,190
Prepaid expenses and other assets	828,788	797,786

Total assets	$28,535,464	$25,241,445

Liabilities and Stockholders’ Equity
Mortgages, notes and loans payable	$24,073,812	$20,521,967
Investment in and loans to/from Unconsolidated Real Estate Affiliates	64,198	172,421
Deferred tax liabilities	912,052	1,302,205
Accounts payable and accrued expenses	1,490,931	1,050,192

Total liabilities	26,540,993	23,046,785

Minority interests:
Preferred	121,415	182,828
Common	363,090	347,753

Total minority interests	484,505	530,581

Commitments and Contingencies	—	—

Preferred Stock: $100 par value; 5,000,000 shares authorized; none issued and outstanding	—	—

Stockholders’ Equity:
Common stock: $.01 par value; 875,000,000 shares authorized, 245,605,179 shares issued as of September 30, 2007 and 242,357,416 shares issued as of December 31, 2006	2,456	2,424
Additional paid-in capital	2,596,289	2,533,898
Retained earnings (accumulated deficit)	(1,023,878)	(868,391)
Accumulated other comprehensive income	30,747	9,582
Less common stock in treasury, at cost, 1,806,900 shares as of September 30, 2007 and 290,787 shares as of December 31, 2006	(95,648)	(13,434)

Total stockholders’ equity	1,509,966	1,664,079

Total liabilities and stockholders’ equity	$28,535,464	$25,241,445

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)
(Dollars in thousands, except for per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Minimum rents	$509,762	$431,852	$1,389,235	$1,294,635
Tenant recoveries	231,395	199,494	626,253	575,670
Overage rents	16,122	14,744	42,578	37,573
Land sales	54,188	47,768	114,111	218,023
Management and other fees	26,484	26,768	80,404	80,130
Other	26,307	25,405	80,550	78,427

Total revenues	864,258	746,031	2,333,131	2,284,458

Expenses:
Real estate taxes	68,054	57,227	180,004	166,742
Repairs and maintenance	52,624	49,122	151,514	144,939
Marketing	12,237	10,806	35,530	34,475
Other property operating costs	115,047	105,231	312,692	282,092
Land sales operations	43,159	36,360	92,845	160,059
Provision for doubtful accounts	6,275	3,762	10,066	17,081
Property management and other costs	45,252	43,895	154,841	133,525
General and administrative	4,631	5,649	20,929	14,653
Depreciation and amortization	189,436	168,624	527,844	512,342

Total expenses	536,715	480,676	1,486,265	1,465,908

Operating income	327,543	265,355	846,866	818,550

Interest income	2,027	4,027	7,004	8,717
Interest expense	(310,868)	(284,273)	(854,764)	(841,677)

Income (loss) before income taxes, minority interest and equity in income (loss) of Unconsolidated Real Estate Affiliates	18,702	(14,891)	(894)	(14,410)
Benefit (provision) for income taxes	(14,293)	(11,225)	256,451	(52,120)
Minority interest	(1,269)	(4,181)	(60,771)	(16,043)
Equity in income (loss) of Unconsolidated Real Estate Affiliates	(12,499)	22,136	34,441	71,613

Net income (loss)	$(9,359)	$(8,161)	$229,227	$(10,960)

Basic Earnings (Loss) Per Share	$(0.04)	$(0.03)	$0.94	$(0.05)
Diluted Earnings (Loss) Per Share	(0.04)	(0.03)	0.94	(0.05)
Dividends declared per share	0.45	0.41	1.35	1.23

Comprehensive Income (Loss), Net:
Net income (loss)	$(9,359)	$(8,161)	$229,227	$(10,960)
Other comprehensive income, net of minority interest:
Net unrealized losses on financial instruments	(351)	(3,440)	(1,433)	(2,104)
Accrued pension adjustment	102	231	305	48
Foreign currency translation	9,879	(227)	22,222	3,928
Unrealized gains (losses) on available-for-sale securities	98	(458)	71	(253)

Total other comprehensive income (loss), net of minority interest	9,728	(3,894)	21,165	1,619

Comprehensive income (loss), net	$369	$(12,055)	$250,392	$(9,341)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2007	2006
Cash Flows from Operating Activities:
Net income (loss)	$229,227	$(10,960)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Minority interests	60,771	16,043
Equity in income (loss) of Unconsolidated Real Estate Affiliates	(33,468)	(71,390)
Provision for doubtful accounts	10,066	17,081
Distributions received from Unconsolidated Real Estate Affiliates	82,753	59,844
Depreciation	502,421	492,932
Amortization	25,423	19,410
Amortization of debt market rate adjustment and other non-cash interest expense	(11,373)	(9,288)
Participation expense pursuant to Contingent Stock Agreement	25,944	59,197
Land/Residential development and acquisitions expenditures	(191,503)	(156,798)
Cost of land sales	40,485	78,827
Tax restructuring benefit	(296,742)	—
Straight-line rent amortization	(26,649)	(36,763)
Amortization of intangibles other than in-place leases	(21,431)	(30,923)
Insurance recoveries	11,648	—
Net changes:
Accounts and notes receivable	8,355	(7,308)
Prepaid expenses and other assets	14,878	(2,879)
Deferred expenses	(23,414)	(36,993)
Accounts payable and accrued expenses and deferred tax liabilities	(8,093)	50,815
Other, net	12,914	20,506

Net cash provided by operating activities	412,212	451,353

Cash Flows from Investing Activities:
Acquisition/development of real estate and property additions/improvements	(1,189,614)	(419,083)
Proceeds from sales of investment properties	2,957	16,080
Increase in investments in Unconsolidated Real Estate Affiliates	(298,208)	(202,254)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	183,338	618,406
Loans (to) from Unconsolidated Real Estate Affiliates, net	(138,330)	37,517
(Increase) decrease in restricted cash	(12,301)	10,499
Insurance recoveries	4,360	25,784
Other, net	4,241	10,712

Net cash provided by (used in) investing activities	(1,443,557)	97,661

Cash Flows from Financing Activities:
Proceeds from issuance of mortgages, notes and loans payable	3,131,800	8,979,900
Principal payments on mortgages, notes and loans payable	(1,581,871)	(9,077,593)
Deferred financing costs	(28,452)	(37,840)
Cash distributions paid to common stockholders	(328,955)	(295,377)
Cash distributions paid to holders of Common Units	(70,919)	(65,182)
Cash distributions paid to holders of perpetual and convertible preferred units	(10,970)	(13,039)
Proceeds from issuance of common stock, including from common stock plans	56,996	19,822
Redemption of preferred minority interests	(60,000)	—
Purchase of treasury stock	(95,648)	(69,691)
Other, net	(2,585)	(8,446)

Net cash provided by (used in) financing activities	1,009,396	(567,446)

Effect of exchange rate changes on cash	(26,896)	(4,799)

Net change in cash and cash equivalents	(48,845)	(23,231)
Cash and cash equivalents at beginning of period	97,139	102,791

Cash and cash equivalents at end of period	$48,294	$79,560

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)
(In thousands)

	Nine Months Ended
	September 30,
	2007	2006

Supplemental Disclosure of Cash Flow Information:
Interest paid	$877,230	$864,766
Interest capitalized	63,612	40,182
Taxes paid	76,841	31,476

Non-Cash Transactions:
Common stock issued in exchange for Operating Partnership Units	$7,695	$3,871
Common stock issued in exchange for convertible preferred units	484	3,833
Common stock issued pursuant to Contingent Stock Agreement	36,669	81,730
Accrued capital expenditures included in accounts payable and accrued expenses and deferred tax liabilities	12,530	36,065
Acquisition of joint venture partner share of GGP/Homart Inc. in 2007 and GGP Ivanhoe IV, Inc. in 2006, respectively:
Total assets	3,296,951	169,415
Total liabilities	2,347,796	169,415
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
General
General Growth Properties, Inc. (“GGP”), a Delaware corporation, is a self-administered and self-managed real estate investment trust, referred to as a “REIT.” GGP was organized in 1986 and through its subsidiaries and affiliates operates, develops and manages retail and other rental properties, primarily shopping centers, which are located primarily throughout the United States. GGP also has international assets through Unconsolidated Real Estate Affiliates in Brazil, Turkey and Costa Rica in which GGP has invested approximately $228.7 million at September 30, 2007. Additionally, GGP develops and sells land for residential, commercial and other uses primarily in large-scale, long-term master planned communities projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas. In these notes, the terms “we,” “us” and “our” refer to GGP and its subsidiaries (the “Company”).
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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results for the interim period ended September 30, 2007 are not necessarily indicative of the results to be obtained for the full fiscal year.
Straight-Line Rents Receivable
Straight-line rents receivable, which represent the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases, of approximately $202.8 million as of September 30, 2007 and $159.2 million as of December 31, 2006 are included in Accounts and notes receivable, net in our Consolidated Balance Sheets.
Acquisition of Interest in GGP/Homart I
On July 6, 2007, we acquired the fifty percent interest owned by New York State Common Retirement Fund (“NYSCRF”) in the GGP/Homart I portfolio of twenty-two properties pursuant to an election by NYSCRF to exercise its exchange right with respect to its ownership in GGP/Homart I (“the Homart I acquisition”). The approximate $950 million cash purchase price for NYSCRF’s ownership interest, which we computed pursuant to the GGP/Homart I Stockholders Agreement, was primarily funded by a $750 million bank loan which, including amortization of the fees, bears interest at LIBOR plus 140 basis points. The acquisition also included the assumption of approximately $1.04 billion of existing mortgage debt (at fair value) representing NYSCRF’s share of total Homart I mortgage debt. Subsequently, we engaged in discussions with NYSCRF concerning, among other things, the method we used to compute the total purchase price payable pursuant to the GGP/Homart I Stockholders Agreement. On November 1, 2007, NYSCRF filed a demand (and an accompanying statement of claim) with the American Arbitration Association to arbitrate issues relating to the total purchase price, among other things, in accordance with the GGP/Homart I Stockholders Agreement. NYSCRF claims that additional purchase price, plus interest, is owed under the GGP/Homart I Stockholders Agreement. Adjustment of the total purchase price could result from such arbitration (or mediation) and we have recorded this transaction based upon our estimate of the final determination of total purchase price.

GENERAL GROWTH PROPERTIES, INC.
As a result of this transaction, we own 100% of the GGP/Homart I portfolio and subsequently have consolidated the respective operations from the acquisition date. The properties in the GGP/Homart I portfolio include: Arrowhead Towne Center (a 33.3% unconsolidated interest), Bay City Mall, Brass Mill Center, Chula Vista Center, Columbiana Centre, Deerbrook Mall, Lakeland Square Mall, Moreno Valley Mall, Neshaminy Mall (a 50% unconsolidated interest), Newgate Mall, Newpark Mall, North Point Mall, The Parks at Arlington, Pembroke Lakes Mall, The Shoppes at Buckland Hills, Steeplegate Mall, Superstition Springs Center (a 33.3% unconsolidated interest), Tysons Galleria, Vista Ridge Mall, Washington Park Mall, West Oaks Mall, The Woodlands Mall and a parcel of land at East Mesa.
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
Earnings Per Share (“EPS”)
Information related to our EPS calculations is summarized as follows:

	Three Months Ended September 30,
	2007		2006
(In thousands)	Basic	Diluted	Basic	Diluted
Numerators: Net (loss)	$(9,359)	$(9,359)	(8,161)	(8,161)

Denominators:
Weighted average number of common shares outstanding — basic	243,775	243,775	241,150	241,150
Effect of dilutive securities — stock options	—	—	—	—

Weighted average number of common shares outstanding — diluted	243,775	243,775	241,150	241,150

	Nine Months Ended September 30,
	2007		2006
(In thousands)	Basic	Diluted	Basic	Diluted
Numerators: Net income (loss)	$229,227	$229,227	(10,960)	(10,960)

Denominators:
Weighted average number of common shares outstanding — basic	244,034	244,034	241,034	241,034
Effect of dilutive securities — stock options	—	606	—	—

Weighted average number of common shares outstanding — diluted	244,034	244,640	241,034	241,034

Diluted EPS excludes anti-dilutive options where the exercise price was higher than the average market price of our common stock and options for which requirements for vesting were not satisfied. Such options totaled approximately 3.8 million shares for the nine months ended September 30, 2007. Outstanding options of approximately 4.2 million shares for the three months ended September 30, 2007 and outstanding options of approximately 4.1 million shares for the three and nine months ended September 30, 2006, are anti-dilutive as we

GENERAL GROWTH PROPERTIES, INC.
reported losses. Outstanding Common Units have also been excluded from the diluted earnings per share calculation because there would be no effect on EPS as the minority interests’ share of income would also be added back to net income. Finally, the exchangeable senior notes that were issued in April 2007 (Note 4) are also excluded from EPS because the conditions for exchange were not satisfied as of September 30, 2007.
Transactions With Affiliates
Management and other fee revenues primarily represent management and leasing fees, development fees, financing fees and fees for other ancillary services performed for the benefit of certain of the Unconsolidated Real Estate Affiliates and for properties owned by third parties. Fees earned from the Unconsolidated Properties totaled approximately $10.2 million for the three months ended September 30, 2007, approximately $60.9 million for the nine months ended September 30, 2007, approximately $26.4 million for the three months ended September 30, 2006 and approximately $75.5 million for the nine months ended September 30, 2006. Such fees are recognized as revenue when earned.
NOTE 2 INTANGIBLES
The following table summarizes our intangible assets and liabilities:

		Accumulated
	Gross Asset	(Amortization)/	Net Carrying
(In thousands)	(Liability)	Accretion	Amount
As of September 30, 2007
Tenant leases:
In-place value	$645,600	$(343,980)	$301,620
Above-market	120,681	(61,498)	59,183
Below-market	(375,935)	223,248	(152,687)
Ground leases:
Above-market	(16,968)	1,361	(15,607)
Below-market	293,435	(17,461)	275,974
Real estate tax stabilization agreement	91,879	(11,444)	80,435

As of December 31, 2006
Tenant leases:
In-place value	$667,492	$(314,270)	$353,222
Above-market	107,157	(53,176)	53,981
Below-market	(294,052)	176,089	(117,963)
Ground leases:
Above-market	(16,968)	1,007	(15,961)
Below-market	293,435	(12,919)	280,516
Real estate tax stabilization agreement	91,879	(8,501)	83,378
Changes in gross asset (liability) balances in 2007 are the result of the Homart I acquisition (Note 1), the acquisition of the minority interest in two consolidated joint ventures and our policy of writing off fully amortized intangible assets.
The gross asset balances of the in-place value of tenant leases are included in Buildings and equipment in our Consolidated Balance Sheets. The above-market and below-market tenant and ground leases are included in Prepaid expenses and other assets and Accounts payable and accrued expenses as detailed in Note 7.
Amortization/accretion of these intangible assets and liabilities, and similar assets and liabilities from our Unconsolidated Real Estate Affiliates at our share, decreased income (excluding the impact of minority interest and the provision for income taxes) by approximately $29.4 million for the three months ended September 30, 2007, approximately $84.6 million for the nine months ended September 30, 2007, approximately $26.6 million for the three months ended September 30, 2006 and approximately $87.8 million for the nine months ended September 30, 2006.

GENERAL GROWTH PROPERTIES, INC.
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
NOTE 3 UNCONSOLIDATED REAL ESTATE AFFILIATES
Condensed Combined Financial Information of Unconsolidated Real Estate Affiliates
Following is summarized financial information for our Unconsolidated Real Estate Affiliates as of September 30, 2007 and December 31, 2006 and for the three and nine months ended September 30, 2007 and 2006.

	September 30,	December 31,
(In thousands)	2007	2006
Condensed Combined Balance Sheets — Unconsolidated Real Estate Affiliates
Assets:
Land	$882,296	$988,018
Buildings and equipment	6,765,413	8,158,030
Less accumulated depreciation	(1,311,856)	(1,590,812)
Developments in progress	696,525	551,464

Net property and equipment	7,032,378	8,106,700
Investment in unconsolidated joint ventures	238,318	45,863
Investment land and land held for development and sale	275,343	290,273

Net investment in real estate	7,546,039	8,442,836
Cash and cash equivalents	190,383	180,203
Accounts and notes receivable, net	125,702	165,049
Deferred expenses, net	160,566	155,051
Prepaid expenses and other assets	263,477	470,885

Total assets	$8,286,167	$9,414,024

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$6,171,845	$7,752,889
Accounts payable and accrued expenses	599,535	558,974
Owners’ equity	1,514,787	1,102,161

Total liabilities and owners’ equity	$8,286,167	$9,414,024

Investment In and Loans To/From Unconsolidated Real Estate Affiliates, Net
Owners’ equity	$1,514,787	$1,102,161
Less joint venture partners’ equity	(781,238)	(600,412)
Capital or basis differences and loans	956,954	824,866

Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$1,690,503	$1,326,615

Reconciliation — Investment In and Loans To/From Unconsolidated Real Estate Affiliates
Asset — Investment in and loans to/from Unconsolidated Real Estate Affiliates	$1,754,701	$1,499,036
Liability — Investment in and loans to/from Unconsolidated Real Estate Affiliates	(64,198)	(172,421)

Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$1,690,503	$1,326,615

GENERAL GROWTH PROPERTIES, INC.

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Condensed Combined Statements of Income — Unconsolidated Real Estate Affiliates
Revenues:
Minimum rents	$185,000	$210,301	$627,313	$628,477
Tenant recoveries	82,930	95,629	276,451	282,112
Overage rents	4,066	4,998	11,923	12,236
Land sales	63,879	41,053	132,492	114,779
Management and other fees	9,937	7,933	26,939	19,021
Other	34,389	35,035	121,330	117,077

Total revenues	380,201	394,949	1,196,448	1,173,702

Expenses:
Real estate taxes	23,779	29,755	83,841	89,595
Repairs and maintenance	18,748	20,923	62,646	63,134
Marketing	5,104	5,565	17,615	18,580
Other property operating costs	69,043	75,103	228,161	228,295
Land sales operations	35,064	26,257	71,184	76,943
Provision for doubtful accounts	1,498	723	4,106	2,705
Property management and other costs	21,631	22,986	69,654	60,929
General and administrative	78,906	2,026	82,023	4,887
Depreciation and amortization	57,453	65,968	199,897	195,909

Total expenses	311,226	249,306	819,127	740,977

Operating income	68,975	145,643	377,321	432,725

Interest income	4,509	9,710	21,041	21,546
Interest expense	(75,687)	(90,315)	(276,025)	(258,695)
Provision for income taxes	(984)	(383)	(7,742)	(1,191)
Minority interest	(607)	—	(913)	—
Equity in income of unconsolidated joint ventures	80	1,321	3,389	4,473

Net income (loss)	$(3,714)	$65,976	$117,071	$198,858

Equity In Income (Loss) of Unconsolidated Real Estate Affiliates
Net income (loss)	$(3,714)	$65,976	$117,071	$198,858
Joint venture partners’ share of income	93	(35,412)	(64,327)	(106,918)
Amortization of capital or basis differences	(8,376)	(8,428)	(15,382)	(20,327)
Elimination of Unconsolidated Real Estate Affiliates loan interest	(502)	—	(2,921)	—

Equity in income (loss) of Unconsolidated Real Estate Affiliates	$(12,499)	$22,136	$34,441	$71,613

Condensed Financial Information of Individually Significant Unconsolidated Real Estate Affiliates
Following is summarized financial information for GGP/Homart II L.L.C. (“GGP/Homart II”), GGP-TRS L.L.C. (“GGP-Teachers”) and The Woodlands Land Development Holdings, L.P. (“The Woodlands Partnership”). We account for these joint ventures using the equity method because we have joint interest and control of these ventures with our venture partners and they have substantive participating rights in such ventures. For financial reporting purposes, each of these joint ventures is considered an individually significant Unconsolidated Real Estate Affiliate.
In certain circumstances, we have debt obligations in excess of our pro rata share of the debt of our Unconsolidated Real Estate Affiliates. This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness of such Unconsolidated Real Estate Affiliates. The proceeds of the Retained Debt which are distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates. Although the Unconsolidated Real Estate Affiliates generate ample cash flow to pay debt service, by agreement with our partners, our distributions may be reduced or we may be required to contribute funds in an amount equal to the debt service on Retained Debt.

GENERAL GROWTH PROPERTIES, INC.

	GGP/Homart II
	September 30,	December 31,
(In thousands)	2007	2006
Assets:
Land	$248,209	$224,158
Buildings and equipment	2,545,473	2,261,123
Less accumulated depreciation	(380,098)	(326,340)
Developments in progress	161,365	286,396

Net investment in real estate	2,574,949	2,445,337
Cash and cash equivalents	26,267	6,289
Accounts receivable, net	38,128	35,506
Deferred expenses, net	77,093	58,712
Prepaid expenses and other assets	40,435	36,656

Total assets	$2,756,872	$2,582,500

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$2,117,192	$2,284,763
Accounts payable and accrued expenses	210,479	146,781
Owners’ equity	429,201	150,956

Total liabilities and owners’ equity	$2,756,872	$2,582,500

	GGP/Homart II		GGP/Homart II
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Revenues:
Minimum rents	$55,855	$48,610	$162,466	$149,281
Tenant recoveries	26,413	23,126	75,615	69,359
Overage rents	972	892	2,842	2,484
Other	2,122	1,981	6,087	5,630

Total revenues	85,362	74,609	247,010	226,754

Expenses:
Real estate taxes	7,667	7,256	22,633	22,175
Repairs and maintenance	5,290	4,418	15,101	13,386
Marketing	2,093	1,483	5,562	5,279
Other property operating costs	10,480	9,662	29,679	27,082
Provision for doubtful accounts	409	(273)	1,075	65
Property management and other costs	5,159	4,663	15,421	14,047
General and administrative	78,848	1,788	81,605	4,376
Depreciation and amortization	20,302	16,307	59,368	47,945

Total expenses	130,248	45,304	230,444	134,355

Operating income (loss)	(44,886)	29,305	16,566	92,399

Interest income	2,009	1,996	6,190	6,840
Interest expense	(25,216)	(23,045)	(80,668)	(63,878)
Benefit (Provision) for income taxes	(76)	46	(1,610)	(81)

Net income (loss)	$(68,169)	$8,302	$(59,522)	$35,280

In February, 2004, Caruso Affiliated Holdings, LLC filed suit against the Company and GGP/Homart II, LLC (“GGP/Homart II” and collectively with the Company, the “parties”) in the Los Angeles Superior Court (the “Court”) alleging violations of the California antitrust law and unfair competition laws and interference with prospective economic relations. At trial, which commenced in 2007, the California antitrust law and unfair competition claims were dismissed. Trial proceeded with, among other things, the allegation that the parties had interfered with the plaintiff’s relationship with a prospective tenant for its proposed lifestyle development adjacent to GGP/Homart II’s Glendale Galleria. On November 8, 2007, the parties were notified that the jury in the case had returned a verdict in the amount of approximately $74.2 million and had found that the plaintiff was entitled to punitive damages. The amount of such punitive damages will be considered by the Court subsequent to the date of this report. Accordingly, an accrual of the verdict has been recorded by GGP/Homart II in the three and nine months ended September 30, 2007 within general and administrative expenses. In addition, the Company’s 50% share of this amount has been reflected in Equity in income (loss) of Unconsolidated Real Estate Affiliates in our Consolidated Statements of Income and Comprehensive Income. No estimate of the amount of punitive damages can be made at this time. However, punitive damages in California have been awarded within the range of $1 to ten times the actual damage award assessed. If and when payment of the total damage award is required, the Company would be required to contribute to such payment to the extent GGP/Homart II funds are not available.

GENERAL GROWTH PROPERTIES, INC.

	GGP/Teachers
	September 30,	December 31,
(In thousands)	2007	2006
Assets:
Land	$177,088	$176,761
Buildings and equipment	919,586	908,786
Less accumulated depreciation	(108,824)	(89,323)
Developments in progress	142,920	76,991

Net investment in real estate	1,130,770	1,073,215
Cash and cash equivalents	12,678	19,029
Accounts receivable, net	10,431	11,347
Deferred expenses, net	19,944	15,280
Prepaid expenses and other assets	14,157	13,980

Total assets	$1,187,980	$1,132,851

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$1,031,997	$933,375
Accounts payable and accrued expenses	72,743	88,188
Owners’ equity	83,240	111,288

Total liabilities and owners’ equity	$1,187,980	$1,132,851

	GGP/Teachers		GGP/Teachers
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Revenues:
Minimum rents	$27,192	$26,507	$81,571	$78,811
Tenant recoveries	11,429	11,294	33,971	33,999
Overage rents	1,071	1,173	1,939	2,300
Other	529	438	1,616	1,516

Total revenues	40,221	39,412	119,097	116,626

Expenses:
Real estate taxes	2,685	2,915	8,007	8,773
Repairs and maintenance	2,202	1,948	6,456	5,765
Marketing	867	951	2,709	2,832
Other property operating costs	4,951	4,713	14,502	13,694
Provision for doubtful accounts	386	13	792	241
Property management and other costs	2,262	2,212	6,790	6,554
General and administrative	35	68	144	151
Depreciation and amortization	6,946	6,341	21,163	20,099

Total expenses	20,334	19,161	60,563	58,109

Operating income	19,887	20,251	58,534	58,517

Interest income	145	195	576	623
Interest expense	(11,676)	(11,093)	(34,982)	(32,072)
Provision for income taxes	(27)	(213)	(175)	(618)

Net income	$8,329	$9,140	$23,953	$26,450

GENERAL GROWTH PROPERTIES, INC.

	The Woodlands Partnership
	September 30,	December 31,
(In thousands)	2007	2006
Assets:
Land	$14,674	$13,828
Buildings and equipment	79,182	91,485
Less accumulated depreciation	(18,894)	(19,271)
Developments in progress	43,605	6,939
Investment land and land held for development and sale	275,343	290,273

Net investment in real estate	393,910	383,254
Cash and cash equivalents	8,968	15,219
Deferred expenses, net	2,294	2,782
Prepaid expenses and other assets	115,112	97,978

Total assets	$520,284	$499,233

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$326,261	$321,724
Accounts payable and accrued expenses	81,613	58,805
Owners’ equity	112,410	118,704

Total liabilities and owners’ equity	$520,284	$499,233

	The Woodlands Partnership		The Woodlands Partnership
	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Revenues:
Minimum rents	$129	$315	$580	$1,033
Land sales	63,879	41,053	132,492	113,529
Other	8,004	8,727	19,270	26,353

Total revenues	72,012	50,095	152,342	140,915

Expenses:
Real estate taxes	3	131	107	321
Repairs and maintenance	37	109	222	241
Other property operating costs	8,959	9,466	30,638	22,951
Land sales operations	35,064	26,257	71,184	76,413
Depreciation and amortization	967	1,560	3,014	3,845

Total expenses	45,030	37,523	105,165	103,771

Operating income	26,982	12,572	47,177	37,144

Interest income	174	85	414	226
Interest expense	(2,660)	414	(6,569)	(4,289)
Provision for income taxes	(524)	—	(914)	—

Net income	$23,972	$13,071	$40,108	$33,081

GENERAL GROWTH PROPERTIES, INC.
NOTE 4 — MORTGAGES, NOTES AND LOANS PAYABLE
Mortgages, notes and loans payable are summarized as follows:

	September 30,	December 31,
(In thousands)	2007	2006
Fixed-rate debt:
Commercial mortgage-backed securities	$868,765	$868,765
Other collateralized mortgages, notes and loans payable	15,960,324	13,762,381
Corporate and other unsecured term loans	3,895,785	2,386,334

Total fixed-rate debt	20,724,874	17,017,480

Variable-rate debt:
Other collateralized mortgages, notes and loans payable	937,438	388,287
Credit facilities	217,800	60,000
Corporate and other unsecured term loans	2,193,700	3,056,200

Total variable-rate debt	3,348,938	3,504,487

Total Mortgages, Notes and Loans Payable	$24,073,812	$20,521,967

The weighted-average effective annual interest rate (which includes both the effects of swaps and deferred finance costs) on our mortgages, notes and loans payable was 5.76% at September 30, 2007, 5.82% at December 31, 2006 and 5.71% at September 30, 2006. Such debt has various maturities through 2095 with a weighted-average remaining term of 4.77 years as of September 30, 2007.
Certain properties, including those within the portfolios collateralized by commercial mortgage-backed securities, are subject to financial performance covenants, primarily debt service coverage ratios. We believe we are in compliance with all such covenants as of September 30, 2007.
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
The initial exchange rate for each $1,000 principal amount of notes is currently approximately 12.27 shares of GGP common stock, representing an exchange price of approximately $81.49 per share and an exchange premium of 24%, which was based on the closing price of our common stock on April 10, 2007. The initial exchange rate is subject to adjustment under certain circumstances, including a reduction in the exchange rate resulting from an increase in our dividend. We have registered, for the benefit of the holders of the Notes, the GGP common stock issuable upon the exchange of the Notes (approximately 17.5 million shares) and agree to maintain the effectiveness of such registration throughout the term of the Notes. In the event of a registration default, we will increase the applicable exchange rate by 3% (approximately 0.5 million shares) until we are no longer in default. As we believe that the likelihood of making such exchange rate adjustment is remote, no amounts reflecting a contingent liability have been accrued.

GENERAL GROWTH PROPERTIES, INC.
Proceeds from the offering, net of related fees, were approximately $1.52 billion and were used to repay $850 million of corporate unsecured debt, to repay approximately $400 million on our revolving credit facility, to pay approximately $110 million of dividends, to redeem $60 million of perpetual preferred units and for other general corporate uses. At September 30, 2007 the weighted average interest rate on the remaining corporate unsecured fixed and variable rate debt and the revolving credit facility was 6.15%.
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
Letters of Credit and Surety Bonds
We had outstanding letters of credit and surety bonds of approximately $224.0 million as of September 30, 2007. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.
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
At January 1, 2007, we had total unrecognized tax benefits of approximately $135.1 million, excluding accrued interest, of which approximately $69 million would impact our effective tax rate. These unrecognized tax benefits increased our income tax liabilities by $81.0 million, increased goodwill by $27.4 million and cumulatively reduced retained earnings by $53.6 million. As of January 1, 2007, we had accrued interest of approximately $11.9 million related to these unrecognized tax benefits and no penalties. Prior to adoption of FIN 48, we did not treat either interest or penalties related to tax uncertainties as part of income tax expense. With the adoption of FIN 48, we have chosen to change this accounting policy. As a result, we will recognize and report interest and penalties, if necessary, within our provision for income tax expense from January 1, 2007 forward. We recognized potential interest expense related to the unrecognized tax benefits of $2.5 million for the three months ended September 30, 2007 and $8.7 million for the nine months ended September 30, 2007.
Generally, we are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2004 through 2006 and are open to audit by state taxing authorities for years ending December 31, 2003 through 2006. Several of our taxable REIT subsidiaries are under examination by the Internal Revenue Service for the years 2001 through 2005. We are unable to determine when the remaining audits will be resolved.
During the three and nine months ended September 30, 2007, we recognized previously unrecognized tax benefits, excluding accrued interest, of $20.0 million; of which $14.8 million decreased goodwill and $5.2 million reduced income tax expense. The recognition of the previously unrecognized tax benefits resulted in the reduction of interest expense accrued related to these amounts. As a result, there was a $4.2 million reduction of interest expense and a $0.4 million reduction in goodwill in the third quarter 2007 related to the recognition of the previously unrecognized tax benefits.

GENERAL GROWTH PROPERTIES, INC.
Unrecognized tax benefits were $1.7 million for the three months ended September 30, 2007 and $3.1 million for the nine months ended September 30, 2007. During the third quarter of 2007, a change from the estimates used at December 31, 2006 to actual amounts used in the tax returns filed, resulted in a re-measurement of unrecognized tax benefits. The re-measurement increased the unrecognized tax benefits by $1.7 million and is reflected as an increase in income tax expense in the third quarter of 2007. During the second quarter of 2007, we changed our recognition and measurement of a position as a result of negotiations with the Internal Revenue Service. GAAP requires that the change in measurement of contingencies related to positions as of the November 2004 TRC merger date (approximately $1.4 million) be recorded as an adjustment to goodwill.
Based on our assessment of the expected outcome of these remaining examinations or examinations that may commence, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits, excluding accrued interest, for tax positions taken regarding previously filed tax returns will materially change from those recorded at January 1, 2007. A material change in unrecognized tax benefits could have a material effect on our statements of income and comprehensive income. As of September 30, 2007, there is approximately $16.1 million of unrecognized tax benefits, excluding accrued interest, which due to the reasons above, could significantly increase or decrease during the next twelve months.
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
NOTE 6 STOCK-BASED COMPENSATION PLANS
Incentive Stock Plans
The following tables summarize stock option activity for the 2003 Incentive Stock Plan as of and for the nine months ended September 30, 2007 and 2006.

	2007		2006
		Weighted Average		Weighted Average
	Shares	Exercise Price	Shares	Exercise Price

Stock Options Outstanding at January 1	3,167,348	$38.41	2,546,174	$29.57
Granted	1,205,000	65.81	1,270,000	49.98
Exercised	(1,318,748)	33.81	(562,226)	24.92
Exchanged for restricted stock	—	—	(30,000)	47.26
Forfeited	—	—	(145,000)	43.10
Expired	—	—	(600)	9.90

Stock Options Outstanding at September 30	3,053,600	$51.20	3,078,348	$38.03

GENERAL GROWTH PROPERTIES, INC.

	Stock Options Outstanding			Stock Options Exercisable
		Weighted Average			Weighted Average
		Remaining			Remaining
		Contractual Term	Weighted Average		Contractual Term	Weighted Average
Range of Exercise Prices	Shares	(in years)	Exercise Price	Shares	(in years)	Exercise Price
In-the-money stock options
$0 — $6.58	—	—	—	—	—	—
$6.58 — $13.16	5,100	2.6	$9.99	5,100	2.6	$9.99
$13.16 — $19.74	73,000	4.8	15.41	73,000	4.8	15.41
$19.74 — $26.32	—	—	—	—	—	—
$26.32 — $32.91	197,000	1.3	30.94	145,000	1.3	30.94
$32.91 — $39.49	571,000	2.4	35.71	351,000	2.4	35.57
$39.49 — $46.07	50,000	3.0	44.59	10,000	3.0	44.59
$46.07 — $52.65	952,500	3.5	49.52	522,500	3.3	50.01
Anti-dilutive stock options
$65.81	1,205,000	4.4	65.81	201,000	4.4	65.81

Total	3,053,600	3.2	$51.20	1,307,600	3.1	$44.32

Intrinsic value (in thousands)	$22,063			$14,613

The intrinsic value of outstanding and exercisable stock options as of September 30, 2007 represents the excess of our closing stock price ($53.62) on that date over the exercise price multiplied by the applicable number of shares that may be acquired upon exercise of stock options. The intrinsic value of exercised stock options represents the excess of our stock price at the time the option was exercised over the exercise price and was $39.3 million for options exercised during the nine months ended September 30, 2007 and $13.5 million for options exercised during the nine months ended September 30, 2006.
The weighted-average fair value of stock options as of the grant date was $11.07 for stock options granted during the nine months ended September 30, 2007 and $7.62 for stock options granted during the nine months ended September 30, 2006.
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
Restricted Stock
The following table summarizes restricted stock activity as of and for the nine months ended September 30, 2007 and 2006.

	2007		2006
		Weighted Average		Weighted Average
		Grant Date Fair		Grant Date Fair
	Shares	Value	Shares	Value
Nonvested restricted stock grants outstanding as of January 1	72,666	$47.62	15,000	$16.77
Granted	96,500	65.29	99,000	47.91
Vested	(32,670)	49.11	(41,334)	37.13

Nonvested restricted stock grants outstanding as of September 30	136,496	$59.75	72,666	$47.62

Intrinsic value (in thousands)	$7,319		$3,463

The total fair value of restricted stock grants which vested during the nine months ended September 30, 2007 and during the nine months ended September 30, 2006 was $2.0 million in each period.

GENERAL GROWTH PROPERTIES, INC.
Threshold-Vesting Stock Options
Under the 1998 Incentive Stock Plan (the “1998 Incentive Plan”), we may also grant stock incentive awards to employees in the form of threshold-vesting stock options (“TSOs”). The exercise price of the TSO is the Current Market Price (“CMP”) as defined in the 1998 Incentive Plan of our common stock on the date the TSO is granted. In order for the TSOs to vest, our common stock must achieve and sustain the Threshold Price for at least 20 consecutive trading days at any time during the five years following the date of grant. Participating employees must remain employed until vesting occurs in order to exercise the options. The Threshold Price is currently determined by multiplying the CMP on the date of grant by an Estimated Annual Growth Rate (currently 7%) and compounding the product over a five-year period. TSOs granted in 2004 and thereafter must be exercised within 30 days of the vesting date. TSOs granted prior to 2004, all of which have vested, have a term of up to 10 years. The 1998 Incentive Plan provides for the issuance of 11.0 million shares, of which 8,163,995 options have been granted as of September 30, 2007, subject to certain customary adjustments to prevent dilution.
The following table summarizes TSO activity by grant year.

	TSO Grant Year
	2007	2006	2005
Granted prior to January 1	—	1,400,000	1,000,000
Forefeited	—	(84,773)	(118,332)
Vested and Exercised	—	—	(723,920)

TSOs outstanding at January 1, 2007	—	1,315,227	157,748
Granted in 2007	1,400,000	—	—
Forfeited in 2007 (1)	(65,670)	(64,369)	(1,334)
Vested and Exercised in 2007	—	—	(156,414)

TSOs outstanding at September 30, 2007 (2)	1,334,330	1,250,858	—

Intrinsic value (in thousands)	$—	$3,940	$—
Intrinsic value — options exercised (in thousands)	—	—	2,848
Fair value — options exercised (in thousands)	—	—	596
Cash received — options exercised (in thousands)	—	—	5,539

Exercise price (3)	$65.81	$50.47	$35.41
Threshold price	92.30	70.79	49.66
Fair value of options on grant date	9.54	6.51	3.81
Remaining contractual term (in years)	4.4	3.4	—

(1)	No TSO expirations for years presented.

(2)	TSOs outstanding at September 30, 2007 for the years 2004 and prior were 144,426.

(3)	A weighted average exercise price is not applicable as there is only one grant date and issue per year.
The Company has a $200 million per fiscal year common stock repurchase program which gives us the ability to acquire some or all of the shares of common stock to be issued upon the exercise of the TSOs.
Other Required Disclosures
Historical data, such as the past performance of our common stock and the length of service by employees, was used to estimate expected life of the TSOs and our stock options and represents the period of time that options are expected to be outstanding. The weighted average estimated value of stock options and TSOs granted during the nine months ended September 30, 2007 and 2006 were based on the following assumptions:

	2007	2006
Risk-free interest rate	4.70%	4.43%
Dividend yield	4.00	4.00
Expected volatility	24.72	22.94
Expected life (in years)	3.0-3.5	2.5-3.5

GENERAL GROWTH PROPERTIES, INC.
Compensation expense related to the Incentive Stock Plans, TSOs and restricted stock was $3.9 million for the three months ended September 30, 2007, $17.6 million for the nine months ended September 30, 2007, $2.6 million for the three months ended September 30, 2006 and $9.9 million for the nine months ended September 30, 2006.
As of September 30, 2007, total compensation expense which had not yet been recognized related to nonvested options, TSOs and restricted stock grants was $31.2 million. Of this total, approximately $3.8 million is expected to be recognized in the remaining months of 2007, approximately $12.7 million in 2008, approximately $8.8 million in 2009, approximately $4.1 million in 2010, approximately $1.6 million in 2011 and approximately $0.2 million in 2012. These amounts may be impacted by future grants, changes in forfeiture estimates or vesting terms, actual forfeiture rates which differ from estimated forfeitures and/or timing of TSO vesting.
NOTE 7 OTHER ASSETS AND LIABILITIES
The following table summarizes the significant components of “Prepaid Expenses and Other Assets.”

	September 30,	December 31,
(In thousands)	2007	2006
Below-market ground leases	$275,974	$280,516
Receivables — finance leases and bonds	106,078	118,459
Security and escrow deposits	84,164	76,834
Real estate tax stabilization agreement	80,435	83,378
Special Improvement District receivable	71,765	64,819
Prepaid expenses	62,650	37,528
Above-market tenant leases	59,183	53,981
Funded defined contribution plan assets	15,216	17,119
Insurance recovery receivable	12,279	14,952
Other	61,044	50,200

Total Prepaid Expenses and Other Assets	$828,788	$797,786

The following table summarizes the significant components of “Accounts Payable and Accrued Expenses.”

	September 30,	December 31,
(In thousands)	2007	2006
Accounts payable and accrued expenses (including net liabilities assumed or incurred in conjunction with the acquisition of GGP/Homart I)	$382,622	$200,936
Construction payables	195,815	188,038
Below-market tenant leases	152,687	117,963
Accrued interest	151,652	102,870
Unrecognized tax benefits	133,234	—
Accrued real estate taxes	108,096	71,816
Hughes participation payable	80,068	90,793
Deferred gains/income	69,224	56,414
Accrued payroll and other employee liabilities	60,431	58,372
Tenant and other deposits	40,030	32,887
Above-market ground leases	15,607	15,961
Funded defined contribution plan liabilities	15,216	17,119
Capital lease obligations	14,557	14,967
Other	71,692	82,056

Total Accounts Payable and Accrued Expenses	$1,490,931	$1,050,192

GENERAL GROWTH PROPERTIES, INC.
NOTE 8 COMMITMENTS AND CONTINGENCIES
In the normal course of business, from time to time, we are involved in legal proceedings relating to our properties. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity.
We lease land or buildings at certain properties from third parties. The leases generally provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. Rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease. Rental expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rents, was $3.3 million for the three months ended September 30, 2007, $9.5 million for the nine months ended September 30, 2007, $2.6 million for the three months ended September 30, 2006 and $7.4 million for the nine months ended September 30, 2006.
We periodically enter into contingent agreements for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence and, in the case of property acquired under development, completion of the project. In conjunction with the acquisition of The Grand Canal Shoppes in 2004, we entered into an agreement (the “Phase II Agreement”) to acquire the multi-level retail space that is planned to be part of The Palazzo in Las Vegas, Nevada that will be connected to the existing Venetian and the Sands Expo and Convention Center facilities (the “Phase II Acquisition”) and The Grand Canal Shoppes. Construction of The Palazzo is approaching completion and the project is expected to open in January 2008. If completed as specified under the terms of the Phase II Agreement, we will purchase the Phase II Acquisition retail space at opening at the price defined in the Phase II Agreement. Purchase of the Phase II Acquisition is subject to the satisfaction of customary closing conditions. The Phase II Agreement provides for the payment of an initial purchase price amount (currently estimated at approximately $369 million) at opening of the Phase II Acquisition retail space and additional purchase price, based on operating incentives, during the subsequent 48 months. We had previously estimated the total purchase price to be approximately $600 million, which we currently believe to be at the top of the range of potential purchase price amounts.
See Note 5 for our obligations related to FIN 48 and also Notes 1 and 3 for disclosure of additional contingencies.
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
Under the CSA, we are required to issue shares of our common stock semi-annually (February and August) to the Beneficiaries. The number of shares to be issued is based on cash flows from the development and/or sale of the CSA Assets and our stock price. We account for the Beneficiaries’ share of earnings from the CSA Assets as an operating expense. We delivered 699,000 shares of our common stock (including 147,000 treasury shares) to the Beneficiaries in the nine months ended September 30, 2007 and 1,815,019 (including 1,727,524 treasury shares) in the nine months ended September 30, 2006.
We are also required to make a final distribution to the Beneficiaries in 2009. The amount of this distribution will be based on the appraised values of the CSA Assets and is expected to be significant. We will account for this distribution as additional investments in the related assets (that is, contingent consideration).
Oakwood Center and Riverwalk Marketplace Damages
In September 2005, two of our operating retail properties in Louisiana incurred hurricane and/or vandalism damage. Riverwalk Marketplace, which is located near the convention center in downtown New Orleans, partially reopened in November 2005. Though now fully open, occupancy and traffic levels continue to be below pre-hurricane levels. Oakwood Center, located in Gretna, Louisiana, reopened on October 19, 2007. We have comprehensive insurance coverage for both property damage and business interruption and, therefore, have recorded insurance recovery receivables for both of these coverages.

GENERAL GROWTH PROPERTIES, INC.
In June 2007 as part of a final settlement, we negotiated an additional payment of $13.5 million with our insurance carrier for all outstanding claims related to Riverwalk Marketplace, including property damage and business interruption. This payment was collected on July 5, 2007. As a result of the settlement, during the second quarter of 2007, the proceeds from the additional payment were first applied against the Riverwalk Marketplace insurance recovery receivable (approximately $1.9 million) and the remainder was recognized as business interruption, of which approximately $6.8 million was included as minimum rent and approximately $4.8 million was included as a reduction to provision for doubtful accounts in our Consolidated Statements of Income and Comprehensive Income.
The property damage at Oakwood Center has been estimated to be approximately $34.2 million. However, we continue to have discussions with our insurance carriers regarding the scope of repair, cleaning, and replacement we have incurred. We believe it is probable that insurance proceeds will be sufficient to cover the cost of restoring the property damage and certain business interruption amounts at Oakwood Center; however, certain deductibles, limitations and exclusions are expected to apply with respect to both current and future matters. No determination has yet been made as to the total amount or timing of insurance payments. As of September 30, 2007, however, an aggregate of $29.3 million in insurance proceeds related to property damage and business interruption have been received for Oakwood Center, of which $25 million was received as final settlement with one of our insurance carriers. These proceeds have been applied against insurance recovery receivables, which have primarily been for property damage incurred. Although it is likely that certain of the amounts collected in such final settlement constitutes payment of a portion of our business interruption claims, GAAP precludes any revenue recognition until final settlement with our remaining insurance carriers or cumulative non-refundable payments exceed property operating expense reimbursements previously recognized. In addition, as certain disputes currently exist or may occur in the future with certain of our insurance carriers, we have initiated litigation to preserve our rights concerning our claims. Finally, as of September 30, 2007, the majority of the remaining Oakwood Center insurance recovery receivable represents the recovery of the net book value of fixed assets that have been written off.
NOTE 9 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In August 2007, the FASB proposed FASB Staff Position No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlements)” (FSP 14-a). FSP 14-a would require companies to separately account for the liability and equity components of the debt instruments in a manner that will reflect the nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. If the final FSP is issued, it would be retrospectively applied and effective for financial statements issued for fiscal years beginning after December 15, 2007. We are evaluating the impact of FSP 14-a on our financial statements.
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

GENERAL GROWTH PROPERTIES, INC.
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
The total expenditures for additions to long-lived assets for the Master Planned Communities segment was $57.0 million for the three months ended September 30, 2007, $141.0 million for the nine months ended September 30, 2007, $53.4 million for the three months ended September 30, 2006 and $156.8 million for the nine months ended September 30, 2006. Similarly, expenditures for long-lived assets for the Retail and Other segment was $817.1 million for the three months ended September 30, 2007, $1.24 billion for the nine months ended September 30, 2007, $142.7 million for the three months ended September 30, 2006 and $419.1 million for the nine months ended September 30, 2006. Such amounts for the Master Planned Communities segment and the Retail and Other segment are included in the amounts listed as Land/Residential development and acquisitions expenditures and Acquisition/development of real estate and property additions/improvements, respectively, in the Consolidated Statements of Cash Flows.
The total amount of goodwill, as presented on the Consolidated Balance Sheet, is included in our Retail and Other segment. See Note 5 for more detail regarding the change in the value of goodwill within this segment.

GENERAL GROWTH PROPERTIES, INC.
Segment operating results are as follows:

	Three Months Ended September 30, 2007
	Consolidated	Unconsolidated	Segment
(In thousands)	Properties	Properties	Basis
Retail and Other
Property revenues:
Minimum rents	$509,762	$88,684	$598,446
Tenant recoveries	231,395	38,444	269,839
Overage rents	16,122	1,919	18,041
Other, including minority interest	23,852	16,787	40,639

Total property revenues	781,131	145,834	926,965

Property operating expenses:
Real estate taxes	68,054	11,094	79,148
Repairs and maintenance	52,624	8,355	60,979
Marketing	12,237	2,378	14,615
Other property operating costs	115,047	34,561	149,608
Provision for doubtful accounts	6,275	693	6,968

Total property operating expenses	254,237	57,081	311,318

Retail and other net operating income	526,894	88,753	615,647

Master Planned Communities
Land sales	54,188	33,536	87,724
Land sales operations	(43,159)	(22,056)	(65,215)

Master Planned Communities net operating income	11,029	11,480	22,509

Real estate property net operating income	$537,923	$100,233	$638,156

	Three Months Ended September 30, 2006
	Consolidated	Unconsolidated	Segment
(In thousands)	Properties	Properties	Basis
Retail and Other
Property revenues:
Minimum rents	$431,852	$103,126	$534,978
Tenant recoveries	199,494	47,524	247,018
Overage rents	14,744	2,438	17,182
Other, including minority interest	21,727	18,242	39,969

Total property revenues	667,817	171,330	839,147

Property operating expenses:
Real estate taxes	57,227	14,626	71,853
Repairs and maintenance	49,122	10,383	59,505
Marketing	10,806	2,738	13,544
Other property operating costs	105,231	38,287	143,518
Provision for doubtful accounts	3,762	349	4,111

Total property operating expenses	226,148	66,383	292,531

Retail and other net operating income	441,669	104,947	546,616

Master Planned Communities
Land sales	47,768	21,553	69,321
Land sales operations	(36,360)	(16,493)	(52,853)

Master Planned Communities net operating income	11,408	5,060	16,468

Real estate property net operating income	$453,077	$110,007	$563,084

GENERAL GROWTH PROPERTIES, INC.

	Nine Months Ended September 30, 2007
	Consolidated	Unconsolidated	Segment
(In thousands)	Properties	Properties	Basis
Retail and Other
Property revenues:
Minimum rents	$1,389,235	$309,903	$1,699,138
Tenant recoveries	626,253	134,388	760,641
Overage rents	42,578	5,852	48,430
Other, including minority interest	72,296	61,446	133,742

Total property revenues	2,130,362	511,589	2,641,951

Property operating expenses:
Real estate taxes	180,004	40,615	220,619
Repairs and maintenance	151,514	30,116	181,630
Marketing	35,530	8,624	44,154
Other property operating costs	312,692	116,204	428,896
Provision for doubtful accounts	10,066	1,941	12,007

Total property operating expenses	689,806	197,500	887,306

Retail and other net operating income	1,440,556	314,089	1,754,645

Master Planned Communities
Land sales	114,111	69,558	183,669
Land sales operations	(92,845)	(44,517)	(137,362)

Master Planned Communities net operating income	21,266	25,041	46,307

Real estate property net operating income	$1,461,822	$339,130	$1,800,952

	Nine Months Ended September 30, 2006
	Consolidated	Unconsolidated	Segment
(In thousands)	Properties	Properties	Basis
Retail and Other
Property revenues:
Minimum rents	$1,294,635	$312,149	$1,606,784
Tenant recoveries	575,670	139,977	715,647
Overage rents	37,573	6,173	43,746
Other, including minority interest	66,373	59,340	125,713

Total property revenues	1,974,251	517,639	2,491,890

Property operating expenses:
Real estate taxes	166,742	44,136	210,878
Repairs and maintenance	144,939	31,381	176,320
Marketing	34,475	9,203	43,678
Other property operating costs	282,092	110,766	392,858
Provision for doubtful accounts	17,081	1,257	18,338

Total property operating expenses	645,329	196,743	842,072

Retail and other net operating income	1,328,922	320,896	1,649,818

Master Planned Communities
Land sales	218,023	60,352	278,375
Land sales operations	(160,059)	(44,443)	(204,502)

Master Planned Communities net operating income	57,964	15,909	73,873

Real estate property net operating income	$1,386,886	$336,805	$1,723,691

GENERAL GROWTH PROPERTIES, INC.
The following reconciles real estate property net operating income (“NOI”) to GAAP-basis operating income and net income:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Real estate property net operating income
Segment basis	$638,156	$563,084	$1,800,952	$1,723,691
Unconsolidated Properties	(100,233)	(110,007)	(339,130)	(336,805)

Consolidated Properties	537,923	453,077	1,461,822	1,386,886
Management and other fees	26,484	26,768	80,404	80,130
Property management and other costs	(45,252)	(43,895)	(154,841)	(133,525)
General and administrative	(4,631)	(5,649)	(20,929)	(14,653)
Depreciation and amortization	(189,436)	(168,624)	(527,844)	(512,342)
Minority interest in NOI of Consolidated Properties and other	2,455	3,678	8,254	12,054

Operating income	327,543	265,355	846,866	818,550
Interest income	2,027	4,027	7,004	8,717
Interest expense	(310,868)	(284,273)	(854,764)	(841,677)
Benefit (provision) for income taxes	(14,293)	(11,225)	256,451	(52,120)
Minority interest	(1,269)	(4,181)	(60,771)	(16,043)
Equity in income (loss) of Unconsolidated Real Estate Affiliates	(12,499)	22,136	34,441	71,613

Net income (loss)	$(9,359)	$(8,161)	$229,227	$(10,960)

The following reconciles segment revenues to GAAP-basis consolidated revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands)	2007	2006	2007	2006
Segment basis total property revenues	$926,965	$839,147	$2,641,951	$2,491,890
Unconsolidated segment revenues	(145,834)	(171,330)	(511,589)	(517,639)
Consolidated land sales	54,188	47,768	114,111	218,023
Management and other fees	26,484	26,768	80,404	80,130
Minority interest in NOI of Consolidated Properties and other	2,455	3,678	8,254	12,054

GAAP-basis consolidated total revenues	$864,258	$746,031	$2,333,131	$2,284,458

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
Forward-looking statements include:
•	Projections of our revenues, income, earnings per share, Funds From Operations (“FFO”), Core FFO, capital expenditures, income tax or other contingent liabilities, dividends, leverage, capital structure or other financial items

•	Descriptions of plans or objectives of our management for future operations, including pending acquisitions, debt repayment or restructuring, and development/redevelopment activities

•	Forecasts of our future economic performance

•	Descriptions of assumptions underlying or relating to any of the foregoing
In this Quarterly Report, for example, we make forward-looking statements discussing our expectations about:
•	Future development spending

•	Expected sales in our Master Planned Communities segment

•	Future development, management and leasing fees

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
Real estate property net operating income for the three months ended September 30, 2007 increased $75.1 million, which was attributable to a $69.0 million increase in our NOI from our Retail and Other segment and a $6.1 million increase in our NOI in our Master Planned Communities segment.
Retail operating metrics continued to improve during the quarter. Sales per square foot (on a trailing twelve month basis) increased 2.4% over the third quarter of 2006 to $461. Occupancy in our Retail Company Portfolio increased to 93.2% at September 30, 2007, compared to 92.4% at September 30, 2006.
In our Master Planned Community segment, the sales pace of land for standard residential lots has declined in recent months. We expect an absence of demand for residential land to continue for the balance of 2007.
Effective January 1, 2007, Rouse Property Management, Inc., a taxable REIT subsidiary of TRCLP, was merged into GGMI, a taxable REIT subsidiary of GGPLP. The transfer combines substantially all of our domestic management activities into a single TRS, but is not expected to have a significant impact on our results of operations.
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
During the three months ended September 30, 2007, we completed the Homart I acquisition (Note 1). This acquisition is expected to have a neutral impact on future earnings as the increased net income from the additional ownership in the properties is expected to be offset by a reduction of fees for development, asset management and leasing in addition to an increase in interest expense related to the additional debt obtained to finance the acquisition. This acquisition changes a number of consolidated revenue and expense items below, as the acquisition resulted in the consolidation of the operations of the properties acquired. Historically, the Company’s share of such operations was reflected as equity in income of Unconsolidated Real Estate Affiliates. Segment operations also were impacted by the Homart I acquisition as an additional 50% share of the operations of the properties are included in the segment results after the purchase date. Accordingly, discussion of the operational results below has been limited to only those elements of the operating trends that are not a function of the Homart I acquisition.
In addition, during the nine months ended September 30, 2007 we acquired the minority ownership interest in two operating properties for a purchase price of approximately $13 million, four former Mervyn’s department stores for an aggregate purchase price of approximately $18 million, and contributed approximately $91.4 million to our Brazilian joint venture for additional construction and acquisition purposes.

GENERAL GROWTH PROPERTIES, INC.
Development activity remained strong in the quarter. As of September 30, 2007, we had eight redevelopment projects under construction each with budgeted projected expenditures in excess of $25 million, 16 new development projects under construction each with forecasted costs in excess of $15 million and 11 additional major planned developments. Developments in progress as reflected on our Consolidated Balance Sheets, plus our share of Unconsolidated Properties, were approximately $1.4 billion at September 30, 2007. Future approved development spending is approximately $2.0 billion and is expected to be expended between 2007 and 2012.
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
Results of Operations
Three Months Ended September 30, 2007 and 2006
We have presented the following discussion of our results of operations on a segment basis under the proportionate share method. Under the proportionate share method, our share of the revenues and expenses of the Unconsolidated Properties are combined with the revenues and expenses of the Consolidated Properties. In addition, other revenues are increased by the real estate net operating income of discontinued operations, if applicable, and are reduced by our consolidated minority interest venturers’ share of real estate net operating income. See Note 10 for additional information including reconciliations of our segment basis results to GAAP basis results. In addition, as disclosed in the overview section above, as the Homart I acquisition changes all of segment-based revenue and expense items for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006, the discussion of operations has been limited to only those items impacting revenue and expense in addition to the Homart I acquisition effects.

GENERAL GROWTH PROPERTIES, INC.
Retail and Other Segment
The following table compares segment basis revenue and expense items for the three months ended September 30, 2007 and 2006:

	Three Months Ended
	September 30,		$ Increase	% Increase
(In thousands)	2007	2006	(Decrease)	(Decrease)
Property revenues:
Minimum rents	$598,446	$534,978	$63,468	11.9%
Tenant recoveries	269,839	247,018	22,821	9.2
Overage rents	18,041	17,182	859	5.0
Other	40,639	39,969	670	1.7

Total property revenues	926,965	839,147	87,818	10.5

Property operating expenses:
Real estate taxes	79,148	71,853	7,295	10.2
Repairs and maintenance	60,979	59,505	1,474	2.5
Marketing	14,615	13,544	1,071	7.9
Other property operating costs	149,608	143,518	6,090	4.2
Provision for doubtful accounts	6,968	4,111	2,857	69.5

Total property operating expenses	311,318	292,531	18,787	6.4

Real estate property net operating income	$615,647	$546,616	$69,031	12.6%

Higher effective rents, retail center occupancy and leased area across the portfolio contributed to the increase in minimum rents for the three months ended September 30, 2007. Retail center occupancy, excluding international properties and properties in redevelopment, was 93.2% at September 30, 2007 as compared to 92.4% at September 30, 2006. Mall and freestanding GLA for the retail properties, excluding international properties and properties in redevelopment, increased to 62,683,640 square feet at September 30, 2007 compared to 60,513,962 square feet at September 30, 2006.
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
The Grand Canal Shoppes and Fashion Show had increased overage rents as a result of increased sales in the third quarter 2007 compared to the third quarter 2006.
Other revenues include all other property revenues including vending, parking, sponsorship and advertising revenues, less NOI of minority interests in consolidated joint ventures. Other revenue is comparable to the prior period.
Real estate taxes increased for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 partially due to a $1.6 million increase at Glenbrook Square resulting from a higher tax assessment and a $1.2 million increase Stonestown Galleria as the result of revised prior period assessments.
Other property operating costs increased primarily due to a $3.0 million increase in our Brazil joint venture primarily related to acquisitions. In addition, $1.2 million of additional operating expenses were incurred at Riverwalk Marketplace due to additional ground rent participation expense which is based on increased cash receipts. Such increases were partially offset by decreased property operating expenses across the remainder of the portfolio.
The provision for doubtful accounts increased primarily due to increased provisions at Riverwalk Marketplace, North Star Mall and Ala Moana Center. Such increases were partially offset by a decrease in the provision at Oakwood Center, which re-opened in October 2007 after being redeveloped (Note 8).

GENERAL GROWTH PROPERTIES, INC.
Master Planned Communities Segment

	Three Months Ended
	September 30,		$ Increase	% Increase
(In thousands)	2007	2006	(Decrease)	(Decrease)
Land sales	$87,724	$69,321	$18,403	26.5%
Land sales operations	(65,215)	(52,853)	12,362	23.4

Real estate property net operating income	$22,509	$16,468	$6,041	36.7%

Although land sales and real estate property net operating income increased for the three months ended September 30, 2007 as compared to September 30, 2006, the national housing market continues to be weak with an absence of demand for residential land expected for the remainder of 2007.
The increase in land sales is primarily attributed to the timing of land sales at our Woodlands community, which resulted in an increase in NOI of $6.4 million. The number of residential and commercial acres sold at our Woodlands community increased to 151.4 acres for the three months ended September 30, 2007 from 98.8 acres for the three months ended September 30, 2006. In addition, the Summerlin community increased NOI by $2.9 million for the three months ended September 30, 2007 as compared to the three months ended September 30, 2006. Such increases were partially offset by decreases in NOI at our Columbia and Fairwood communities of approximately $3.5 million.

GENERAL GROWTH PROPERTIES, INC.
The following table summarizes sales activities in our Master Planned Communities during the three months ended September 30, 2007 and 2006.

	Lot Sales and Pricing		Acreage
	Three Months Ended
	September 30,			Remaining
			Total Gross	Saleable
	2007	2006	Acres	Acres
	($ in thousands)
Maryland Properties (1):
Residential:
Acres sold	1.3	—		226
Average price/acre	$283	$—
Commercial:
Acres sold	1.0	18.6		347
Average price/acre	$964	$724

Acreage			19,100	573

Summerlin (2):
Residential:
Acres sold	20.4	7.0		5,486
Average price/acre	$1,216	$1,879
Commercial:
Acres sold	15.9	2.5		867
Average price/acre	$1,124	$1,125

Acreage			22,500	6,353

Bridgeland:
Residential:
Acres sold	17.0	23.0		6,033
Average price/acre	$246	$222
Commercial:
Acres sold	—	—		1,261
Average price/acre	$—	$—

Acreage			11,400	7,294

Woodlands (3):
Residential:
Acres sold	96.0	73.1		1,505
Average price/acre	$341	$404
Commercial:
Acres sold	55.4	25.7		1,180
Average price/acre	$499	$344

Acreage			28,400	2,685

(1)	Maryland Properties includes Columbia and Fairwood.

(2)	Summerlin — Does not reflect impact of CSA (Note 8). Average price per acre includes assumption of Special Improvement District financing.

(3)	Woodlands — Shown at 100%. Our share of Woodlands is 52.5%.
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

GENERAL GROWTH PROPERTIES, INC.
Certain Significant Consolidated Revenues and Expenses
The following table compares major revenue and expense items for the three months ended September 30, 2007 and 2006:

	Three Months Ended
	September 30,		$ Increase	% Increase
(In thousands)	2007	2006	(Decrease)	(Decrease)
Tenant rents	$757,279	$646,090	$111,189	17.2%
Land sales	54,188	47,768	6,420	13.4
Property operating expenses	254,237	226,148	28,089	12.4
Land sales operations	43,159	36,360	6,799	18.7
Management and other fees	26,484	26,768	(284)	(1.1)
Property management and other costs	45,252	43,895	1,357	3.1
General and administrative	4,631	5,649	(1,018)	(18.0)
Depreciation and amortization	189,436	168,624	20,812	12.3
Interest expense	310,868	284,273	26,595	9.4
Provision for income taxes	14,293	11,225	3,068	27.3
Equity in income (loss) of Unconsolidated Real Estate Affiliates	(12,499)	22,136	(34,635)	(156.5)
Changes in consolidated tenant rents (which includes minimum rents, tenant recoveries and overage rents), land sales, property operating expenses and land sales operations were attributable to the same items discussed above in our segment basis results.
Management and other fees, property management and other costs and general and administrative in the aggregate represent our costs of doing business and are generally not directly property-related costs. Management and other fees were relatively consistent compared to the third quarter of 2006. Property management and other costs increased slightly primarily as a result of higher personnel and personnel-related costs in 2007. The increase was attributable to higher incentive compensation costs and an increase in the number of employees. The decrease in general and administrative is due to a reduction of professional fees in the third quarter 2007.
The increase in interest expense is primarily due to an increase in both fixed and variable rate debt in the third quarter of 2007, which was primarily a result of the funding of acquisition debt ($750 million) and the assumption of debt ($1.04 billion) related to the Homart I acquisition.
The increase in provision for income taxes was primarily the result of the recognition of potential interest expense and penalties related to unrecognized tax benefits recorded as the result of the adoption of FIN 48 (Note 5).
The decrease in equity in income (loss) of Unconsolidated Real Estate Affiliates is primarily the result of an accrual of the Company’s 50% share of the verdict that was recorded by GGP/Homart II (Note 3) during the third quarter 2007.

GENERAL GROWTH PROPERTIES, INC.
Nine Months Ended September 30, 2007 and 2006
As noted in the overview section above, as the Homart I acquisition changes all operating revenues and expenses on a comparative basis, the discussion of operations below has been limited to only those items impacting revenues and expenses in addition to the Homart I acquisition effects.
Retail and Other Segment
The following table compares segment basis revenue and expense items for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended
	September 30,		$ Increase	% Increase
(In thousands)	2007	2006	(Decrease)	(Decrease)
Property revenues:
Minimum rents	$1,699,138	$1,606,784	$92,354	5.7%
Tenant recoveries	760,641	715,647	44,994	6.3
Overage rents	48,430	43,746	4,684	10.7
Other	133,742	125,713	8,029	6.4

Total property revenues	2,641,951	2,491,890	150,061	6.0

Property operating expenses:
Real estate taxes	220,619	210,878	9,741	4.6
Repairs and maintenance	181,630	176,320	5,310	3.0
Marketing	44,154	43,678	476	1.1
Other property operating costs	428,896	392,858	36,038	9.2
Provision for doubtful accounts	12,007	18,338	(6,331)	(34.5)

Total property operating expenses	887,306	842,072	45,234	5.4

Real estate property net operating income	$1,754,645	$1,649,818	$104,827	6.4%

As noted in the three month discussion above, higher effective rents, occupancy and leased area contributed to the increased minimum rents and tenant recoveries in 2007 compared to the nine months ended September 30, 2006.
The increase in overage rents is primarily attributable The Grand Canal Shoppes as a result of increased sales in 2007 compared to the nine months ended September 30, 2006. Increased sales across the portfolio contributed to the remaining increase.
Other revenues include all other property revenues including vending, parking, sponsorship and advertising revenues, less NOI of minority interests in consolidated joint ventures. The increase in 2007 is primarily due to an increase in advertising revenue across the portfolio and lower allocations to minority interests as a result of certain acquisitions of our venture partners’ ownership shares since the third quarter of 2006.
For the nine months ended September 30, 2007, real estate taxes increased approximately $1.6 million at Glenbrook Square and $1.2 million at Stonestown Galleria, as noted in the discussion of the three month results of operations.
Other property operating costs increased for the nine months ended September 30, 2007 due to approximately $10.8 million of lower than expected insurance costs in 2006. Other property operating expenses also increased at Ala Moana Center, The Mall in Columbia and Riverwalk Marketplace. Lastly, expenses increased at our Brazil joint venture primarily as a result of acquisitions.
The provision for doubtful accounts decreased for the nine months ended September 30, 2007 primarily due to the recognition of approximately $4.8 million as we recovered previously reserved tenant rents due to the business interruption insurance recoveries at Riverwalk Marketplace (Note 8). In addition, we reversed a $1.7 million provision at one of our consolidated properties as the amount due is now secured by a letter of credit.

GENERAL GROWTH PROPERTIES, INC.
Master Planned Communities Segment

	Nine Months Ended
	September 30,		$ Increase	% Increase
(In thousands)	2007	2006	(Decrease)	(Decrease)
Land sales	$183,669	$278,375	$(94,706)	(34.0)%
Land sales operations	(137,362)	(204,502)	(67,140)	(32.8)

Real estate property net operating income	$46,307	$73,873	$(27,566)	(37.3)%

Land sales declined for the nine months ended September 30, 2007, predominantly due to significant reductions at our Summerlin community. We expect the declining trend to continue until the housing market stabilizes and national home builders resume capital investments. As a result of high inventories of unsold homes and land across the country, national home builders have reduced activity even in markets such as Summerlin and Houston where supply and demand have generally remained in equilibrium despite the weak national housing market.

GENERAL GROWTH PROPERTIES, INC.
The following table summarizes sales activities in our Master Planned Communities during the nine months ended September 30, 2007 and 2006.

	Lot Sales and Pricing
	Nine Months Ended			Acreage
	September 30,			Total Gross	Remaining Saleable
	2007	2006		Acres	Acres
	($ in thousands)
Maryland Properties (1):
Residential:
Acres sold	2.0	25.1			226
Average price/acre	$1,146	$1,043
Commercial:
Acres sold	20.0	20.3			347
Average price/acre	$432	$808

Acreage				19,100	573

Summerlin (2):
Residential:
Acres sold	37.6	115.0			5,486
Average price/acre	$1,236	$1,066
Commercial:
Acres sold	20.8	22.5			867
Average price/acre	$1,108	$251	(3)

Acreage				22,500	6,353

Bridgeland:
Residential:
Acres sold	58.5	51.0			6,033
Average price/acre	$247	$217
Commercial:
Acres sold	—	—			1,261
Average price/acre	$—	$—

Acreage				11,400	7,294

Woodlands (4):
Residential:
Acres sold	239.5	229.7			1,505
Average price/acre	$361	$369
Commercial:
Acres sold	67.5	43.7			1,180
Average price/acre	$483	$344

Acreage				28,400	2,685

(1)	Maryland Properties includes Columbia and Fairwood.

(2)	Summerlin — Does not reflect impact of CSA (Note 8). Average price per acre includes assumption of Special Improvement District financing.

(3)	Summerlin — Includes the effect of a single sale of a 19.1 acre parcel to a school at a price of $25 thousand per acre.

(4)	Woodlands — Shown at 100%. Our share of Woodlands is 52.5%.
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

GENERAL GROWTH PROPERTIES, INC.
Certain Significant Consolidated Revenues and Expenses
The following table compares major revenue and expense items for the nine months ended September 30, 2007 and 2006:

	Nine Months Ended
	September 30,		$ Increase	% Increase
(In thousands)	2007	2006	(Decrease)	(Decrease)
Tenant rents	$2,058,066	$1,907,878	$150,188	7.9%
Land sales	114,111	218,023	(103,912)	(47.7)
Property operating expenses	689,806	645,329	44,477	6.9
Land sales operations	92,845	160,059	(67,214)	(42.0)
Management and other fees	80,404	80,130	274	0.3
Property management and other costs	154,841	133,525	21,316	16.0
General and administrative	20,929	14,653	6,276	42.8
Depreciation and amortization	527,844	512,342	15,502	3.0
Interest expense	854,764	841,677	13,087	1.6
(Benefit) provision for income taxes	(256,451)	52,120	308,571	592.0
Equity in income of Unconsolidated Real Estate Affiliates	34,441	71,613	(37,172)	(51.9)
Changes in consolidated tenant rents (which includes minimum rents, tenant recoveries and overage rents), land sales, property operating expenses and land sales operations were attributable to the same items discussed above in our segment basis results.
Management and other fees, property management and other costs and general and administrative in aggregate represent our costs of doing business and are generally not directly property-related costs. Management and other fees were relatively consistent with the first nine months of 2006. Property management and other costs increased primarily as a result of higher personnel and personnel-related costs in 2007. The increase was attributable to higher incentive compensation costs and an increase in the number of employees. The increase in general and administrative is attributable to higher senior management compensation expense, including bonuses and higher stock option expense resulting from the acceleration of the vesting period for certain stock options (Note 6) in the first quarter 2007.
The increase in depreciation and amortization was partially offset by the completed depreciation of broadband equipment and other shorter-lived assets acquired or developed in the period 1998 to 2002 and a cumulative adjustment to the useful lives of certain assets.
The increase in interest expense is primarily due to higher debt balances in the third quarter of 2007 as discussed above. This increase is partially offset by higher capitalized interest earlier in the year. As a result of the increase in our development activities, we capitalized more interest in the first quarter of 2007 than in the prior year quarter. Additionally, we incurred lower debt extinguishment costs in the first quarter of 2007 as a result of reduced refinancing activity. As previously discussed, we amended the senior unsecured credit facility and reduced the rate by approximately 60 basis points in the first quarter of 2006 and refinanced $2 billion of variable-rate debt with lower fixed-rate property debt in the third quarter of 2006.
Substantially all of the change in the benefit (provision) for income taxes is attributable to an internal restructuring of certain of our operating properties that were previously owned by TRS entities. This restructuring resulted in an approximate $300 million income tax benefit. Also impacting the change was the recognition of potential interest expense and penalties related to unrecognized tax benefits recorded as the result of the adoption of FIN 48 (Note 5).
The decrease in equity in income of Unconsolidated Real Estate Affiliates is primarily the result of an accrual of the Company’s 50% share of the verdict that was recorded by GGP/Homart II (Note 3) during the third quarter 2007.

GENERAL GROWTH PROPERTIES, INC.
Liquidity and Capital Resources
Cash Flows from Operating Activities
Net cash provided by operating activities was $412.2 million in the nine months ended September 30, 2007 and $451.4 million in the nine months ended September 30, 2006.
The decrease in total operating activities is primarily due to lower net operating income in our Master Planned Communities segment in 2007 and an increase in land/residential development and acquisitions expenditures, which are primarily related to our Master Planned Communities segment, to $191.5 million in 2007 from $156.8 million in 2006. These expenditures will vary from year to year based on the pace of development and expected sales.
Net cash provided by (used in) for working capital needs totaled ($8.3) million in 2007 and $3.6 million in 2006. The cash used for working capital needs for the nine months ended September 30, 2007 is primarily the result of timing differences experienced in the payment of accounts payable and accrued expenses.
Cash Flows from Investing Activities
Net cash provided by (used in) investing activities was ($1.44) billion in the nine months ended September 30, 2007 and $97.7 million in the nine months ended September 30, 2006. Significant elements of the activity in 2007 as compared to 2006 are described below:
Net investing cash provided by (used in) our Unconsolidated Real Estate Affiliates was ($253.2) million in 2007 and $453.7 million in 2006. The reduction in net cash is primarily attributed to the Homart I acquisition, and decreased distributions in 2007 compared to 2006, resulting from the timing of distributions from one of our joint ventures. In addition, certain joint ventures retained cash and invested additional capital, including amounts from partners, to fund operations, new development and redevelopment activities and therefore did not have excess cash for distributions.
Cash used for acquisition/development of real estate and property additions/improvements was $1.2 billion in 2007 and $419.1 million in 2006. Expenditures in 2007 were primarily the approximate $950 million cash purchase price for the Homart I acquisition (Note 1), and other development and redevelopment activity. As of September 30, 2007, we had eight redevelopment projects under construction each with budgeted projected expenditures in excess of $25 million, 16 new development projects under construction with forecasted costs in excess of $15 million and 11 additional major planned developments. Developments in Progress per our Consolidated Balance Sheets, plus our share of Unconsolidated Properties, were approximately $1.4 billion at September 30, 2007. Future approved development spending is approximately $2.0 billion and is expected to be expended between 2007 and 2012.
Cash Flows from Financing Activities
Net cash provided by (used in) financing activities was $1.01 billion in the nine months ended September 30, 2007 and ($567.4) million in the nine months ended September 30, 2006. Significant elements of the activity in 2007 as compared to 2006 are described below:
Distributions to common stockholders, holders of Common Units and holders of perpetual and convertible preferred units totaled $410.8 million in 2007 and $373.6 million in 2006. Dividends paid per common share were $1.35 in the nine months ended September 30, 2007 and $1.23 in the nine months ended September 30, 2006.
New financings exceeded principal payments by $1.55 billion in 2007, while principal payments exceeded new financings by $97.7 million in 2006. The net financing activity in 2007 reflects the $750 million bank loan to fund the Homart I acquisition, and draws and repayments on the revolving credit facility as well as the issuance of the $1.55 billion Notes offering. In the first quarter of 2006, we refinanced the initial TRCLP acquisition funding. The decrease in deferred finance costs is attributable to the reduction in refinancing activity in 2007 compared to 2006.

GENERAL GROWTH PROPERTIES, INC.
REIT Requirements
In order to remain qualified as a real estate investment trust for federal income tax purposes, we must distribute or pay tax on 100% of our capital gains and at least 90% of our ordinary taxable income to stockholders. In determining distributions, the Board of Directors considers operating cash flow.
We anticipate that our operating cash flow and potential new debt or equity will provide adequate liquidity to conduct our operations, fund general and administrative expenses, fund operating costs and estimated or contingent liabilities, development activity and interest payments and allow distributions to our stockholders in accordance with the requirements of the Code. Certain properties are subject to financial performance covenants, primarily debt service coverage ratios. We believe we are in compliance with all such covenants as of September 30, 2007.
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
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Neither the Company nor any of the Unconsolidated Real Estate Affiliates is currently involved in any material pending legal proceedings nor, to our knowledge, is any material legal proceeding currently threatened against the Company or any of the Unconsolidated Real Estate Affiliates. In addition, reference is made to Note 1 — Acquisition of Interest in GGP/Homart I and Note 3 — GGP/Homart II.
ITEM 1A. RISK FACTORS
There have been no material changes in the Risk Factors previously disclosed in our Annual Report.

GENERAL GROWTH PROPERTIES, INC.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Issuer Purchases of Equity Securities (1)

			Total Number of Shares Purchased	Approximate Dollar Value of Shares that
			as Part of	May Yet be
	Total	Average	Publicly	Purchased
	Number of	Price	Announced	Under the
	Shares	Paid	Plans or	Plans or
Period	Purchased	per Share	Programs	Programs
	—	$—	—	$104,352,038

Total	—	$—	—	$104,352,038

(1)	On August 3, 2005, we announced that our Board of Directors had authorized, effective immediately, a $200 million per fiscal year common stock repurchase program. Stock repurchases under this program may be made through open market or privately negotiated transactions through 2009, unless the program is earlier terminated. The repurchase program gives us the ability to acquire some or all of the shares of common stock to be issued upon the exercise of certain employee stock options and pursuant to the CSA.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consolidated Financial Statements of TRCLP, a subsidiary of GGPLP.
Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of September 30, 2007. The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL GROWTH PROPERTIES, INC. (Registrant)
Date: November 9, 2007	by:	/s/: Bernard Freibaum
Bernard Freibaum
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Accounting Officer)

EXHIBIT INDEX
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consolidated Financial Statements of TRCLP, a subsidiary of GGPLP.
Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of September 30, 2007. The registrant agrees to furnish a copy of such agreements to the SEC upon request.