Form 10-K
period 2007-12-31
GENERAL GROWTH PROPERTIES INC
filed 2008-02-27
CIK 895648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☑     NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  YES ☐     NO ☑

On June 29, 2007, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was approximately $11.385 billion based upon the closing price of the common stock on the New York Stock Exchange composite tape on such date.

As of February 22, 2008, there were 243,937,426 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual stockholders meeting to be held on May 13, 2008 are incorporated by reference into Part III.

GENERAL GROWTH PROPERTIES, INC.

Annual Report on Form 10-K
December 31, 2007

Item No.		Page Number

Part I
1.	Business	1
1A.	Risk Factors	7
1B.	Unresolved Staff Comments	16
2.	Properties	16
3.	Legal Proceedings	28
4.	Submission of Matters to a Vote of Security Holders	28

Part II
5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	28
6.	Selected Financial Data	29
7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
7A.	Quantitative and Qualitative Disclosures About Market Risk	52
8.	Financial Statements and Supplementary Data	53
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	53
9A.	Controls and Procedures	53
9B.	Other Information	55

Part III
10.	Directors, Executive Officers and Corporate Governance	55
11.	Executive Compensation	55
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	55
13.	Certain Relationships and Related Transactions, and Director Independence	56
14.	Principal Accountant Fees and Services	56

Part IV
15.	Exhibits and Financial Statement Schedules	57
Signatures		58
Consolidated Financial Statements		F-1
Consolidated Financial Statement Schedule		F-56
Exhibit Index		S-1
Redemption Rights Agreement
Redemption Rights Agreement
Redemption Rights Agreement
Registration Rights Agreement
Registration Rights Agreement
Third Amendment to the LP Agreement
Amendment to the LP Agreement
Fourth Amendment to the LP Agreement
Second Amended and Restated Operating Agreement
First Amendment to the LLC Agreement
Second Amendment to the LLC Agreement
Third Amendment to the Operating Agreement of GGP/Homart II L.L.C.
Summary of Non-Employee Director Compensation Program
Contingent Stock Agreement
List of Subsidiaries
Consent of Deloitte & Touche LLP
Consent of KPMG LLP
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Section 906 Certification of Chief Executive Officer
Section 906 Certification of Chief Financial Officer
Financial Statements of TRCLP

i

PART I

Item 1.	Business

All references to numbered Notes are to specific footnotes to the Consolidated Financial Statements of General Growth Properties, Inc. (“GGP” or the “Company”) as included in this Annual Report on Form 10-K (“Annual Report”). The descriptions included in such Notes are incorporated into the applicable Item response by reference. The following discussion should be read in conjunction with such Consolidated Financial Statements and related Notes. The terms “we,” “us” and “our” may also be used to refer to GGP and its subsidiaries. See also the Glossary at the end of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations, for definitions of selected terms used in this Annual Report.

Overview

GGP is a self-administered and self-managed real estate investment trust, referred to as a “REIT.” GGP is a Delaware corporation and was organized in 1986.

Our business is focused in two main areas:

•	Retail and Other. includes the operation, development and management of retail and other rental property, primarily shopping centers

•	Master Planned Communities. includes the development and sale of land, primarily in large-scale, long-term community development projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas

Substantially all of our business is conducted through GGP Limited Partnership (“the Operating Partnership” or “GGPLP”). We own one hundred percent of many of our properties and a majority or controlling interest of certain others. As a result, these properties are consolidated under generally accepted accounting principles (“GAAP”) and we refer to them as the “Consolidated Properties.” Some properties are held through joint venture entities in which we own a non-controlling interest (“Unconsolidated Real Estate Affiliates”) and we refer to those properties as the “Unconsolidated Properties.” Collectively, we refer to the Consolidated Properties and Unconsolidated Properties as our “Company Portfolio.”

We generally make all key strategic decisions for our Consolidated Properties. However, in connection with the Unconsolidated Properties, such strategic decisions are made with the respective stockholders, members or joint venture partners. We are also the asset manager for most of the Company Portfolio, executing the strategic decisions and overseeing the day-to-day property management functions, including operations, leasing, construction management, maintenance, accounting, marketing and promotional services. With respect to jointly owned properties, we generally conduct the management activities through one of our taxable REIT subsidiaries (“TRS”). As of December 31, 2007, we managed the properties for 19 of our unconsolidated joint ventures and 11 of our consolidated joint ventures. Our joint venture partners or other third parties managed 12 of our unconsolidated joint ventures and one of our consolidated joint ventures.

On July 6, 2007, we acquired the fifty percent interest owned by New York State Common Retirement Fund (“NYSCRF”) in the GGP/Homart I portfolio of 19 regional shopping malls, one community center and three regional shopping malls owned with joint venture partners pursuant to an election by NYSCRF to exercise its exchange right with respect to its ownership in GGP/Homart I (the “Homart I acquisition” — Note 3). As a result of the purchase, we acquired 100% control of 20 of the 23 properties formerly held by GGP/Homart I and such properties have been fully consolidated into our operations as of the purchase date. The remaining three properties were unconsolidated with respect to GGP/Homart I and, accordingly, are now unconsolidated with respect to the Company.

General Development of Business

Prior to the acquisition of The Rouse Company (the “TRC Merger”) in November 2004, acquisitions had been a key contributor to our growth. Since 2005, with the exception of the Homart I acquisition, acquisitions have been minimal and our operational focus has been on the following:

•	Development projects, including new development and redevelopment and expansion of existing properties. In September 2007, we opened Natick Collection in Natick, Massachusetts. Natick Collection, which is the largest mall in New England, is anchored by Nordstrom, Neiman Marcus, JC Penney, Lord & Taylor, Macy’s and Sears and includes retail, dining and recreation. Additionally, we opened The Shops at Fallen Timbers in Maumee, Ohio in October 2007. This open-air center includes approximately one million square feet of retail, dining and entertainment space. Anchors include Dillard’s, JC Penney, Barnes and Noble and a multi-screen theater. In November 2007, we opened Park West in Peoria, Arizona. This open-air shopping, dining and entertainment center is anchored by a 16-screen Harkins Theatre. During 2007, including Natick Collection, The Shops at Fallen Timbers and Park West, we completed 39 projects with total costs of more than $1.16 billion. Unlike prior years when our developments consisted almost exclusively of traditional shopping malls, our current development activity includes alternative uses and densification. Certain of our current developments include residential and hotel space. Development expenditures, including new developments, redevelopments and expansions were approximately $790 million in 2007 and are expected to approximate $2.10 billion in 2008 through 2011.

•	Increasing net operating income (“NOI”) at our existing retail operations through proactive property management and leasing and through operating cost reductions. Specific actions to increase productivity of our properties have included changing the tenant mix, increasing alternative sources of revenue and integrating new retail formats such as power, lifestyle and mixed use centers.

•	Increasing our international focus, which includes both attracting international retailers into our existing domestic centers and investing in retail properties overseas. At December 31, 2007, we had investments of approximately $237.1 million relating to our joint ventures in Brazil, Turkey and Costa Rica. During 2007 we opened Espark in Eskisehir, Turkey, Bangu Shopping in Rio de Janeiro, Brazil and Santana Parque Shopping in Sao Paulo, Brazil. Our joint venture in Brazil have ownership interests in ten operating retail centers, one third-party management company, and four retail centers under development and our joint ventures in Turkey own a third party management company, one operating retail center and two retail centers under development.

•	Management and refinancing of our current debt.

Financial Information About Industry Segments

Reference is made to Note 16 for information regarding our segments.

Narrative Description of Business

Retail and Other Segment

Our Retail and Other segment consists of retail centers, office and industrial buildings and mixed-use and other properties.

Retail Portfolio

The Retail Portfolio is comprised primarily of regional shopping centers, but also includes festival market places, urban mixed-use centers and strip/community centers. Most of our shopping centers are strategically located in major and middle markets where they have strong competitive positions. Most of these properties contain at least one major department store as an Anchor. As of December 31, 2007, we had ownership interest in or management responsibility for a portfolio of over 200 regional shopping malls in 45 states. We also own non-controlling interests in various international joint ventures in Brazil, Turkey and Costa Rica. We believe the Retail Portfolio’s geographic diversification should mitigate the effects of regional economic conditions and local factors.

A detailed listing of the principal properties in our Retail Portfolio is included in Item 2 of this Annual Report.

The majority of the income from the properties in the Retail Portfolio is derived from rents received through long-term leases with retail tenants. These long-term leases generally require the tenants to pay base rent which is a fixed amount specified in the lease. The base rent is often subject to scheduled increases during the term of the lease. Another component of income is overage rent. Overage rent is paid by a tenant generally if its sales exceed an agreed upon minimum amount. Overage rent is calculated by multiplying the sales in excess of the minimum amount by a percentage defined in the lease, the majority of which is earned in the fourth quarter. Our leases include both a base rent component and a component which requires tenants to pay amounts related to all, or substantially all, of their share of real estate taxes and certain property operating expenses, including common area maintenance and insurance. The portion of these leases attributable to real estate tax and operating expense recoveries are recorded as “Tenant recoveries.”

The following table reflects retail tenant representation by category for the domestic Consolidated Properties as of December 31, 2007. In general, similar percentages existed for the Unconsolidated Properties.

Category	% of Square Feet	Representative Tenants

Specialty (includes personal services)	22%	Lenscrafters, Mastercuts, Mia & Maxx, Pearl Vision, The Picture People, Regis
Family Apparel (includes unisex)	15	Aerie, Banana Republic, Eddie Bauer, Express, Gap, J. Crew, Lululemon, Athletica, MW Tux, Old Navy, S & K Menswear
Women’s Apparel	13	Ann Taylor, bebe, Chico’s, Christopher & Banks, Coldwater Creek, H&M, J. Jill, Lane Bryant, Lucy, New York & Co., Talbot’s, Victoria’s Secret
Teen Apparel	11	Abercrombie & Fitch, Aeropostale, American Eagle Forever 21, Hollister & Co., Hot Topic, Limited Too, Pac Sun, Zumiez
Shoes	8	Aldo, Champ’s, Easy Spirit, Finish Line, FootLocker, Journeys, Nine West, Payless Shoesource, Shoe Dept.
Restaurants	7	Applebee’s, Cheesecake Factory, Maggiano’s, Panera Bread, PF Chang’s, Red Robin, Ruby Tuesday, TGI Friday’s
Home Entertainment and Electronics	4	Apple Computer, Brookstone, EB Games, FYE, Gamestop, Radio Shack, Ritz Camera, Suncoast
Home Furnishings	4	Crate & Barrel, Kirkland’s, Pottery Barn, Select Comfort, Williams-Sonoma, Z Gallerie
Sporting Goods	3	Dick’s Sporting Goods, Hibbett’s, MC Sports, Pro Image, Scheel’s All Sports
Gifts (includes stationery, cards, gifts and novelty)	3	Carlton Cards, Hallmark, Papyrus, Spencer Gifts, Things Remembered, Yankee Candle
Jewelry	2	Bailey, Banks, & Biddle, Ben Bridge Jewelers, Helzberg Diamonds, Kay Jewelers, Piercing Pagoda, Whitehall Co. Jewellers, Zales Jewelers
Children’s Merchandise	2	Abercrombie Kids, Build-A-Bear Workshop, Children’s Place, Club Libby Lu, Gap Kids, Gymboree, Janie & Jack, Stride Rite
Fast Food/Food Court	2	Arby’s, Auntie Anne’s, Chick-Fil-A, McDonald’s, Sbarro, Subway, Taco Bell

Category	% of Square Feet	Representative Tenants

Personal Care	2	Aveda, Bath & Body Works, Bare Essentials, Crabtree & Evelyn, M.A.C., L’Occitane, Origins, Sephora, Trade Secret
Specialty Food (includes health, candy and coffee)	2	Gloria Jean’s Gourmet Coffee, GNC, Godiva Chocolatier, Rocky Mountain Chocolate Factory, Starbucks, Teavana, Vitamin World

TOTAL	100%

As of December 31, 2007, our largest tenant (based on common parent ownership) accounted for approximately 4% of consolidated rents.

Other Office, Industrial and Mixed-Use Buildings

Office and other properties are located primarily in the Baltimore/Washington, D.C. and Las Vegas markets or are components of large-scale mixed-use properties (which include retail, parking and other uses) located in other urban markets. Including properties adjacent to our retail centers, we own approximately eight million square feet of leasable office and industrial space.

Master Planned Communities Segment

The Master Planned Communities segment is comprised primarily of the following large-scale, long-term community development projects:

		As of December 31, 2007
		Total	Remaining
		Gross	Saleable
Project	Location	Acres(1)	Acres(2)

Maryland communities(3)	Baltimore and Prince George’s County, Maryland/Washington D.C. corridor	19,100	588
Summerlin	Northwest of Las Vegas, Nevada	22,500	7,682
Bridgeland	Western Houston, Texas	11,400	7,287
Woodlands(4)	Houston, Texas	28,400	2,571

(1)	Total Gross Acres encompasses all of the land located within the borders of the Master Planned Community, including parcels already sold, saleable parcels and non-saleable areas, such as roads, parks and recreation and conservation areas.

(2)	Remaining Saleable Acres includes only parcels that are intended for sale. Remaining saleable acres is likely to change over time as the master plan for a particular project is developed over time.

(3)	Maryland communities includes Columbia and Fairwood.

(4)	We own 52.5% of Woodlands. Total gross acres and remaining saleable acres represent 100% of the project.

We develop and sell land in these communities to builders and other developers for residential, commercial and other uses. Additionally, certain saleable land within these properties may be transferred to our Retail and Other segment to be developed as commercial properties for either our own use or to be operated as investment rental property. Finally, our one residential condominium project under construction has been reflected within this segment.

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

We also compete to acquire land for new site development and to acquire existing retail properties. We believe that we have a competitive advantage with respect to acquisitions for the following reasons:

•	Subject to certain limitations, the funds necessary for cash acquisitions are available to us from a combination of sources, including mortgage or unsecured financing, joint venture equity, the issuance of company level public or private debt, equity or hybrid securities.

•	We have the flexibility to pay for an acquisition with a combination of cash, GGP equity securities or common or preferred units of limited partnership interest in the Operating Partnership. This last approach may create the opportunity for a tax-advantaged transaction for the seller.

•	Our expertise allows us to evaluate proposed acquisitions of existing retail properties for their increased profit potential through expansion, remodeling, re-merchandising and more efficient management of the property.

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

Future development opportunities may require additional capital and other expenditures in order to comply with Federal, state and local statutes and regulations relating to the protection of the environment. We cannot predict with any certainty the magnitude of any such expenditures or the long-range effect, if any, on our operations. Compliance with such laws has had no material adverse effect on our operating results or competitive position in the past.

Employees

As of February 18, 2008, we had approximately 4,200 employees.

Qualification as a Real Estate Investment Trust and Taxability of Distributions

GGP currently qualifies as a real estate investment trust pursuant to the requirements contained in Sections 856-858 of the Internal Revenue Code of 1986, as amended (the “Code”). If, as we contemplate, such qualification continues, GGP will not be subject to Federal tax on its real estate investment trust taxable income. During 2007, GGP met its distribution requirements to its common stockholders as provided for in Section 857 of the Code.

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

Risks Related to Real Estate Investments

We invest primarily in regional shopping centers and other properties, which are subject to a number of significant risks which are beyond our control

Real property investments are subject to varying degrees of risk that may affect the ability of our properties to generate sufficient revenues. A number of factors may decrease the income generated by a retail property, including:

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

Our Master Planned Communities are also affected by some of the above factors, as well as the significant weakening of the housing market which began in 2007 and is expected to continue in 2008.

If we are unable to generate sufficient revenue from our properties, including those held by joint ventures, we will be unable to meet operating and other expenses, including debt service, lease payments, capital expenditures and tenant improvements, and to make distributions from our joint ventures and then, in turn, to our stockholders.

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

We may be negatively impacted by department store consolidations and declines in the sales productivity of department stores

Department store consolidations, such as Federated’s acquisition of May Department Stores and the break up of Saks Holdings, Inc., as well as declining sales productivity in certain instances, are resulting in the closure of existing department stores and we may be unable to re-lease this area or to re-lease it on comparable or more favorable terms. Other tenants may be entitled to modify the terms of their existing leases, including those pertaining to rent payment, in the event of such closures. Additionally, department store closures could result in decreased customer traffic which could lead to decreased sales at other stores. Consolidations may also negatively affect current and future development and redevelopment projects.

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

Risks Related to Our Business

We develop and expand properties, and this activity is subject to various risks

We intend to continue to pursue development and expansion activities as opportunities arise. In connection with any development or expansion, we will be subject to various risks, including the following:

•	We may abandon development or expansion activities already under way, which may result in additional cost recognition

•	Construction costs of a project may exceed original estimates or available financing, possibly making the project unfeasible or unprofitable

•	We may not be able to obtain financing or refinance construction loans, which generally have full recourse to us

•	We may not be able to obtain zoning, occupancy or other required governmental permits and authorizations

•	Occupancy rates and rents at a completed project may not meet projections and, therefore, the project may not be profitable

•	We may not be able to obtain Anchor, mortgage lender and property partner approvals, if applicable, for expansion or redevelopment activities

If a development project is unsuccessful, our investment in the project may not be fully recoverable from future operations or sale.

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

We are in a competitive business

There are numerous shopping facilities that compete with our properties in attracting retailers to lease space. In addition, retailers at our properties face continued competition from retailers at other regional shopping centers, including outlet malls and other discount shopping centers, discount shopping clubs, catalog companies, internet sales and telemarketing. Competition of this type could adversely affect our revenues and cash available for distribution to our stockholders.

We compete with other major real estate investors with significant capital for attractive investment opportunities. These competitors include other REITs, investment banking firms and private institutional investors. This competition may impair our ability to make suitable property acquisitions on favorable terms in the future.

Some of our properties are subject to potential natural or other disasters

A number of our properties are located in areas which are subject to natural disasters. For example, two of our properties, located in the New Orleans area, suffered major hurricane and/or vandalism damage in 2005. It is uncertain as to whether the New Orleans area will recover to its prior economic strength. In addition, many of our properties are located in coastal regions, and would therefore be effected by any future increases in sea levels or in the frequency or severity of hurricanes and tropical storms, whether such increases are caused by global climate changes or other factors.

Possible terrorist activity or other acts of violence could adversely affect our financial condition and results of operations

Future terrorist attacks in the United States, and other acts of violence, including terrorism or war, might result in declining economic activity, which could harm the demand for goods and services offered by our tenants and the value of our properties and might adversely affect the value of an investment in our securities. A decrease in retail demand could make it difficult for us to renew or re-lease our properties at lease rates equal to or above historical rates. Terrorist activities or violence also could directly affect the value of our properties through damage, destruction or loss, and the availability of insurance for such acts, or of insurance generally, might be lower, or cost more, which could increase our operating expenses and adversely affect our financial condition and results of operations. To the extent that our tenants are affected by future attacks, their businesses similarly could be adversely affected, including their ability to continue to meet obligations under their existing leases. These acts might erode business and consumer confidence and spending, and might result in increased volatility in national and international financial markets and economies. Any one of these events might decrease demand for real estate, decrease or delay the occupancy of our new or redeveloped properties, and limit our access to capital or increase our cost of raising capital.

Some potential losses are not insured

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

We have certain ownership interests outside the United States which may increase in relative significance over time

We hold interests in joint venture properties in Brazil, Turkey and Costa Rica. We expect to pursue additional expansion opportunities outside the United States. International development and ownership activities carry additional risks that are different from those we face with our domestic properties and operations. These additional risks include:

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

Although our international activities currently are a relatively small portion of our business (international properties represented less than 1% of the NOI of all of our properties in 2007), to the extent that we expand our international activities, these additional risks could increase in significance and adversely affect our results of operations and financial condition.

Risks Related to our Organizational and Financial Structure that Give Rise to Operational and Financial Risks

In order to maintain our status as a REIT, we must satisfy certain requirements which reduce the amount of cash available to grow our business or service our indebtedness

One of the requirements of the Code for a REIT generally is that it distribute or pay tax on 100% of its capital gains and distribute at least 90% of its ordinary taxable income to its stockholders. Complying with these distribution requirements limits the amount of cash which we might have otherwise been able to use to grow our business or service our indebtedness, which in turn makes us more dependent on external financing.

Our substantial indebtedness could adversely affect our financial health and operating flexibility

We have a substantial amount of indebtedness. As of December 31, 2007, we had an aggregate consolidated indebtedness outstanding of approximately $24.28 billion (Note 6). Approximately $6.52 billion of our aggregate indebtedness was unsecured, recourse indebtedness of the Operating Partnership and consolidated subsidiaries, while approximately $17.76 billion was secured by our properties. A majority of the secured indebtedness was non-recourse to us. This indebtedness does not include our proportionate share of indebtedness incurred by our Unconsolidated Properties. As a result of this substantial indebtedness, we are required to use a material portion of our cash flow to service principal and interest on our debt, which will limit the cash flow available for other desirable business opportunities.

Our substantial indebtedness could have important consequences to us and the value of our common stock, including:

•	Limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our growth strategy or other purposes

•	Limiting our ability to use operating cash flow in other areas of our business or to pay dividends because we must dedicate a substantial portion of these funds to service the debt

•	Increasing our vulnerability to general adverse economic and industry conditions, including increases in interest rates, particularly given our substantial indebtedness which bears interest at variable rates

•	Limiting our ability to capitalize on business opportunities, including the acquisition of additional properties, and to react to competitive pressures and adverse changes in government regulation

•	Limiting our ability or increasing the costs to refinance indebtedness

•	Limiting our ability to enter into marketing and hedging transactions by reducing the number of counterparties with whom we can enter into such transactions as well as the volume of those transactions

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

We may not be able to obtain capital to refinance debt or make investments, or obtain such capital on favorable or acceptable terms

As discussed above, we are primarily dependent on external financing to fund our business. Our access to debt or equity financing depends on investors’ willingness to lend to or invest in us and on conditions in the capital markets in general. The willingness to lend to or invest in us is in turn effected by a number of factors, including our current level of indebtedness and limitations on our ability to service debt. In addition, we and other companies in the real estate industry have experienced less favorable terms for bank loans and capital markets financing from time to time. Beginning in the third quarter of 2007, significant market deterioration which originated in the sub-prime residential mortgage market began extending to the broader real estate credit markets, which has resulted in a tightening of lender standards and terms and increased concerns of an overall market recession in 2008. Given our substantial amount of indebtedness and the significant deterioration in the credit markets, there can be no assurance that we will be able to refinance our debt or obtain additional financing on satisfactory terms. In addition, our ability to refinance our debt on acceptable terms will likely be constrained further by any future increases in our aggregate amount of outstanding debt. However, we intend to fund future development costs at least in part through receipt of excess proceeds from refinancing activities, which will increase our outstanding debt. Further, if market conditions or other factors lead our lenders to perceive an increased relative risk of our defaulting on a particular loan or loans, such lenders may seek to hedge against such risk which could negatively effect the price of our stock and decrease our ability to obtain certain types of financing.

We may have to reduce or eliminate our dividend

In the event we are unable to refinance our debt on acceptable terms, we will be required to repay such debt or pay higher debt service costs in connection with less attractive financing terms. In order to obtain the necessary cash for such payments, we may be compelled to take a number of actions, including the reduction or elimination of our dividend payments.

We have significant obligations under a Contingent Stock Agreement we assumed in the TRC Merger

We have assumed the obligations of TRC under a Contingent Stock Agreement, which we refer to as the “CSA.” The assumption includes the obligation under the CSA to issue shares of common stock twice a year to the beneficiaries under the CSA and certain indemnification obligations. The number of shares is based upon our stock price and upon a formula set forth in the CSA. In addition, the CSA requires a valuation of certain assets that we own as of December 31, 2009, which is expected to result in the issuance of a significant number of additional shares to the beneficiaries under the CSA. Such issuances will be significantly dilutive to our existing stockholders to the extent we do not repurchase a corresponding number of shares.

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

Bankruptcy of joint venture partners could impose delays and costs on us with respect to the jointly owned retail properties

The bankruptcy of one of the other investors in any of our jointly owned shopping centers could materially and adversely affect the relevant property or properties. Under the bankruptcy laws, we would be precluded from taking some actions affecting the estate of the other investor without prior approval of the bankruptcy court, which would, in most cases, entail prior notice to other parties and a hearing in the bankruptcy court. At a minimum, the requirement to obtain court approval may delay the actions we would or might want to take. If the relevant joint venture through which we have invested in a property has incurred recourse obligations, the discharge in bankruptcy of one of the other investors might result in our ultimate liability for a greater portion of those obligations than we would otherwise bear.

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

We might fail to qualify or remain qualified as a REIT, which would reduce our funds available for distribution to stockholders

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

An ownership limit and certain anti-takeover defenses and applicable law may hinder any attempt to acquire us

The Ownership Limit.  Generally, for us to maintain our qualification as a REIT under the Code, not more than 50% in value of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of our taxable year. The Code defines “individuals” for purposes of the requirement described in the preceding sentence to include some types of entities. In general, under our current certificate of incorporation, no person other than Martin Bucksbaum (deceased), Matthew Bucksbaum (Director, Chairman Emeritus), their families and related trusts and entities, including M.B. Capital Partners III, may own more than 7.5% of the value of our outstanding capital stock. However, our certificate of incorporation also permits our company to exempt a person from the 7.5% ownership limit upon the satisfaction of certain conditions which are described in our certificate of incorporation.

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

Risks Related to our Common Stock

Our common stock price may be volatile, and consequently investors may not be able to resell their common stock at or above their purchase price

The price at which our common stock will trade may be volatile and may fluctuate due to factors such as:

•	Our historical and anticipated quarterly and annual operating results

•	Variations between our actual results and analyst and investor expectations or changes in financial estimates and recommendations by securities analysts

•	The performance and prospects of our industry

•	The depth and liquidity of the market for our common stock

•	Short sales of our stock triggered by hedging activities, including the purchase of credit default swaps, by certain of our lenders

•	Investor perception of us and the industry in which we operate

•	Domestic and international economic conditions

•	The extent of institutional investor interest in us

•	The reputation of REITs generally and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate companies, and fixed income securities

•	Our financial condition and performance

•	General market volatility, conditions and trends

Fluctuations may be unrelated to or disproportionate to our financial performance. These fluctuations may result in a material decline in the trading price of our common stock.

Future sales of our common stock may depress our stock price

As of December 31, 2007, approximately 57.2 million shares of common stock were issuable upon exercise of conversion and/or redemption rights as to units of limited partnership interest in the Operating Partnership. Under our shelf registration statement, we may offer from time to time up to approximately $1.5 billion worth of common stock, preferred stock, depositary shares, debt securities, warrants, stock purchase contracts and/or purchase units. An additional 14.0 million shares of our common stock are reserved for issuance to meet our obligations under the CSA we assumed in connection with the TRC Merger. In addition, we have reserved a number of shares of common stock for issuance under our option and other benefit plans for employees and directors and in connection with certain other obligations, including convertible debt and these shares will be available for sale from time to time. Although we have publicly announced a stock repurchase program which may offset the dilution resulting from issuances pursuant to the CSA and one of our employee option plans, there is no certainty that we will be successful in acquiring a sufficient number of shares at an acceptable price to accomplish this goal. No prediction can be made as to the effect, if any, that these and other future sales of our common stock, or the availability of common stock for future sales, will have on the market price of the stock. Sales in the public market of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock.

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

Forward-looking statements include:

•	Projections of our revenues, income, earnings per share, Funds From Operations (“FFO”), capital expenditures, income tax and other contingent liabilities, dividends, leverage, capital structure or other financial items

•	Descriptions of plans or objectives of our management for future operations, including pending acquisitions

•	Forecasts of our future economic performance

•	Descriptions of assumptions underlying or relating to any of the foregoing

In this Annual Report, for example, we make forward-looking statements discussing our expectations about:

•	Future development spending

•	Expected sales of our Master Planned Communities segment

•	Future development, management and leasing fees

•	Future financings, repayment of debt and interest rates

•	Distributions pursuant to the Contingent Stock Agreement

•	Future cash needed to meet federal income tax requirements

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

Our investment in real estate as of December 31, 2007 consisted of our interests in the properties in our Retail and Other and Master Planned Communities segments. We generally own the land underlying the properties in our Retail and Other segment. However, at certain of the properties, all or part of the underlying land is owned by a third party that leases the land to us pursuant to a long-term ground lease. The leases generally contain various purchase options and typically provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. Information regarding encumbrances on these properties is included in Schedule III of this Annual Report.

The following tables set forth certain information regarding the Consolidated Properties and the Unconsolidated Properties in our Retail Portfolio as of December 31, 2007. These tables do not reflect subsequent activity in 2008 including purchases, sales or consolidations of Anchor stores. Anchors include all stores with Gross Leasable Area greater than 30,000 square feet.

Combined occupancy for Consolidated Properties and Unconsolidated Properties as of December 31, 2007 was approximately 93.8%.

Consolidated Retail Properties

		GLA
			Mall and		Anchor
Name of Center	Location(1)	Total	Freestanding	Anchors/Significant Tenants	Vacancies

Ala Moana Center(2)	Honolulu, HI	1,804,839	857,631	Barnes & Noble, Macy’s, Neiman Marcus, Old Navy, Sears, Shirokiya	—
Alameda Plaza	Pocatello, ID	190,341	190,341	—	2
Anaheim Crossing(2)(3)	Anaheim, CA	92,170	92,170	N/A	N/A
Animas Valley Mall	Farmington, NM	490,974	241,509	Allen Theatres, Dillard’s, JCPenney, Ross Dress for Less, Sears	—
Apache Mall(2)	Rochester, MN	752,664	269,672	Herberger’s, JCPenney, Macy’s, Sears	—
Arizona Center(2)	Phoenix, AZ	168,429	82,426	AMC Theatres	—
Augusta Mall(2)	Augusta, GA	1,070,069	409,846	Dick’s Sporting Goods Dillard’s, JCPenney, Macy’s, Sears	—
Austin Bluffs Plaza	Colorado Springs, CO	107,402	107,402	—	2
Bailey Hills Village	Eugene, OR	11,887	11,887	N/A	N/A
Baskin Robbins	Idaho Falls, ID	1,814	1,814	N/A	N/A
Bay City Mall	Bay City, MI	526,426	210,775	JCPenney, Sears, Target, Younkers	—
Baybrook Mall	Friendswood (Houston), TX	1,242,879	342,270	Dillard’s, JCPenney, Macy’s, Sears	1
Bayshore Mall(2)	Eureka, CA	615,439	395,181	Gottschalks, Mervyn’s, Sears	—
Bayside Marketplace(2)	Miami, FL	218,674	218,674	N/A	N/A
Beachwood Place	Beachwood, OH	914,516	334,936	Dillard’s, Nordstrom, Saks Fifth Avenue	—
Bellis Fair	Bellingham (Seattle), WA	773,036	334,712	JCPenney, Kohl’s, Macy’s, Macy’s Home Store, Sears, Target	—
Birchwood Mall	Port Huron (Detroit), MI	786,822	330,593	GKC Theaters, JCPenney, Macy’s, Sears, Target, Younkers	—
Boise Plaza	Boise, ID	114,404	114,404	Albertson’s, Burlington Coat Factory	—
Boise Towne Plaza(3)	Boise, ID	116,677	116,677	Circuit City, Linens ’N Things, Old Navy	—
Boise Towne Square(2)	Boise, ID	1,163,435	493,406	Dillard’s, JCPenney, Macy’s, Mervyn’s, Sears	—
Brass Mill Center	Waterbury, CT	987,994	330,655	Burlington Coat Factory, JCPenney, Macy’s, Regal Cinemas, Sears, Steve & Barry’s	—
Brass Mill Commons	Waterbury, CT	197,033	197,033	Barnes & Noble, Hometown Buffet, Michael’s Arts and Crafts, OfficeMax, Shaw’s Supermarket, Toys R Us	—
The Boulevard Mall	Las Vegas, NV	1,183,940	395,904	Dillard’s, JCPenney, Macy’s, Sears	—
Burlington Town Center(2)	Burlington, VT	309,280	162,527	Macy’s	—
Cache Valley Mall	Logan, UT	321,385	175,553	Dillard’s, Dillard’s Men’s & Home, JCPenney	—
Cache Valley Marketplace	Logan, UT	179,996	179,996	Home Depot, Olive Garden, T.J. Maxx	—
Canyon Point Village Center	Las Vegas, NV	57,229	57,229	N/A	N/A

		GLA
			Mall and		Anchor
Name of Center	Location(1)	Total	Freestanding	Anchors/Significant Tenants	Vacancies

Capital Mall	Jefferson City, MO	563,878	330,801	Dillard’s, JCPenney, Sears	—
Century Plaza	Birmingham, AL	738,867	252,911	Sears	3
Chapel Hills Mall	Colorado Springs, CO	1,210,695	415,256	Burlington Coat Factory, Dick’s Sporting Goods, Dillard’s, JCPenney, Kmart, Macy’s, Sears	—
Chico Mall	Chico, CA	506,251	184,123	Gottschalks, JCPenney, Sears	1
Chula Vista Center	Chula Vista (San Diego), CA	873,125	284,988	JCPenney, Macy’s, Mervyn’s, Sears, Ultrastar Theaters	—
Coastland Center(2)	Naples, FL	931,096	340,706	Dillard’s, JCPenney, Macy’s, Sears	—
Collin Creek	Plano, TX	1,118,156	328,073	Amazing Jakes, Dillard’s, JCPenney, Macy’s, Sears	—
Colony Square Mall	Zanesville, OH	514,952	268,170	Cinemark, Elder-Beerman, JCPenney, Sears	—
Columbia Mall	Columbia, MO	747,346	326,286	Dillard’s, JCPenney, Sears, Target	—
Columbiana Centre	Columbia, SC	823,986	265,009	Belk, Dillard’s, JCPenney, Sears	—
Coral Ridge Mall	Coralville (Iowa City), IA	1,075,620	420,455	Dillard’s, JCPenney, Scheel’s, Sears, Target, Younkers	—
Coronado Center(2)	Albuquerque, NM	1,151,372	377,043	Barnes & Noble, JCPenney, Macy’s, Mervyn’s, Sears, Target	—
Cottonwood Mall	Salt Lake City, UT	220,954	6,600	Macy’s	—
Cottonwood Square(2)	Salt Lake City, UT	77,079	77,079	—	1
Country Hills Plaza	Ogden, UT	140,097	140,097	McKay-Dee Hospital Center, Smith’s Food King	—
The Crossroads	Portage (Kalamazoo), MI	771,005	268,045	JCPenney, Macy’s, Burlington Coat Factory, Sears	—
Crossroads Center	St. Cloud, MN	896,245	290,565	JCPenney, Macy’s, Scheel’s, Sears, Target	—
Cumberland Mall	Atlanta, GA	1,037,923	389,939	Costco, Macy’s, Sears	—
Deerbrook Mall	Humble (Houston), TX	1,209,197	411,219	AMC Theatres, Dillard’s, JCPenney, Macy’s, Sears, Steve & Barry’s	—
Division Crossing	Portland, OR	100,910	100,910	Rite Aid, Safeway	—
Eagle Ridge Mall	Lake Wales (Orlando), FL	658,763	263,308	Dillard’s, JCPenney, Recreation Station, Regal Cinemas, Sears	—
Eastridge Mall	San Jose, CA	1,331,019	496,625	AMC 15, Bed Bath & Beyond, JCPenney, Macy’s, Sears, Sport Chalet	—
Eastridge Mall	Casper, WY	573,869	284,073	JCPenney, Macy’s, Sears, Target	—
Eden Prairie Center	Eden Prairie (Minneapolis), MN	1,135,303	326,300	AMC Theatres, JCPenney, Kohl’s, Sears, Target, Von Maur	—
Fallbrook Center(2)	West Hills (Los Angeles), CA	877,271	877,271	24 Hour Fitness, DSW Shoe Warehouse, Home Depot, Kohl’s, Linens ’N Things, Mervyn’s, Michael’s Arts & Crafts, Old Navy, Party City	—
Faneuil Hall Marketplace(2)	Boston, MA	196,363	196,363	N/A	N/A
Fashion Place(2)	Murray, UT	886,889	320,916	Dillard’s, Nordstrom, Sears	—
Fashion Show	Las Vegas, NV	1,890,796	538,087	Bloomingdale’s Home, Dillard’s, Macy’s, Neiman Marcus, Nordstrom, Saks Fifth Avenue	1
Foothills Mall	Fort Collins, CO	801,444	461,347	Macy’s, Sears	2
Fort Union(2)	Midvale (Salt Lake City), UT	32,968	32,968	N/A	N/A
Four Seasons Town Centre	Greensboro, NC	1,136,953	494,937	Belk, Dillard’s, JCPenney	—
Fox River Mall	Appleton, WI	1,207,390	518,753	Cost Plus World Market, David’s Bridal, DSW Shoe Warehouse, Linens ’N Things, Macy’s, Scheel’s, Sears	—

		GLA
			Mall and		Anchor
Name of Center	Location(1)	Total	Freestanding	Anchors/Significant Tenants	Vacancies

Fremont Plaza(2)	Las Vegas, NV	115,895	115,895	Asian Seafood & Grocery, Sav-On Drugs	—
The Gallery at Harborplace(2)	Baltimore, MD	132,105	132,105	N/A	N/A
Gateway Crossing Shopping Center	Bountiful (Salt Lake City), UT	183,526	183,526	All A Dollar, Barnes & Noble, T.J. Maxx	—
Gateway Mall	Springfield, OR	823,484	341,778	Ashley Furniture Homestore, Kohl’s, Movies 12, Ross Dress for Less, Sears, Target	—
Gateway Overlook(2)	Columbia, MD	509,363	509,363	Best Buy, Costco, Golf Galaxy, Loehmann’s, Lowe’s	—
Glenbrook Square	Fort Wayne, IN	1,215,563	438,693	JCPenney, Macy’s, Sears	1
Governor’s Square(2)	Tallahassee, FL	1,027,141	335,536	Dillard’s, JCPenney, Macy’s, Sears	—
The Grand Canal Shoppes	Las Vegas, NV	490,862	490,862	N/A	N/A
Grand Teton Mall	Idaho Falls, ID	543,090	219,165	Dillard’s, JCPenney, Macy’s, Sears	—
Grand Teton Plaza	Idaho Falls, ID	93,274	93,274	Best Buy, Linens ’N Things, Petsmart, Ross Dress for Less	—
Grand Traverse Mall	Traverse City, MI	591,430	278,039	GKC Theaters, JCPenney, Macy’s, Target	—
Greenwood Mall	Bowling Green, KY	845,285	416,232	Dillard’s, JCPenney, Macy’s, Sears	—
Halsey Crossing(2)	Gresham (Portland), OR	99,438	99,438	Safeway	—
Harborplace(2)	Baltimore, MD	151,783	151,783	N/A	N/A
Hulen Mall	Fort Worth, TX	948,458	351,888	Dillard’s, Macy’s, Sears	—
Jordan Creek Town Center	West Des Moines, IA	1,334,658	792,959	Century Theatres, Dillard’s, Scheel’s, Younkers	—
Knollwood Mall	St. Louis Park (Minneapolis), MN	463,905	167,682	Cub Foods, Kohl’s, Steve & Barry’s, T.J. Maxx	—
Lakeland Square	Lakeland (Orlando), FL	893,913	283,875	Burlington Coat Factory, Dillard’s, Dillard’s Men’s & Home, JCPenney, Macy’s, Sears	—
Lakeside Mall	Sterling Heights, MI	1,523,432	502,714	JCPenney, Lord & Taylor, Macy’s, Macy’s Men’s & Home, Sears	—
Lakeview Square	Battle Creek, MI	553,842	262,249	JCPenney, Macy’s, Sears	—
Landmark Mall(2)	Alexandria (Washington, D.C.), VA	884,683	325,746	Lord & Taylor, Macy’s, Sears	—
Lansing Mall(2)	Lansing, MI	837,620	414,450	JCPenney, Macy’s, Steve & Barry’s, T.J. Maxx, Younkers	—
Lincolnshire Commons	Lincolnshire (Chicago), IL	122,727	122,727	DSW Shoe Warehouse	—
Lockport Mall	Lockport, NY	90,734	90,734	The Bon Ton	—
Lynnhaven Mall	Virginia Beach, VA	1,175,925	460,478	AMC Theatres, Dick’s Sporting Goods, Dillard’s, JCPenney, Macy’s, Steve & Barry’s	—
The Maine Mall	South Portland, ME	853,154	346,093	Best Buy, Chuck E Cheese, JCPenney, Linens ’N Things, Macy’s, Sears, Sports Authority	—
Mall at Sierra Vista	Sierra Vista, AZ	369,700	138,430	Cinemark, Dillard’s, Sears	—
The Mall in Columbia	Columbia, MD	1,399,973	599,805	JCPenney, Lord & Taylor, Macy’s, Nordstrom, Sears	—
Mall of Louisiana	Baton Rouge, LA	1,328,172	520,690	Dillard’s, JCPenney, Macy’s, Sears	—
Mall of the Bluffs	Council Bluffs (Omaha, NE), IA	706,070	379,848	Dillard’s, Hy-Vee, JCPenney, Sears, Target	—
Mall St. Matthews(2)	Louisville, KY	1,081,670	345,965	Dillard’s, Dillard’s Men’s & Home, JCPenney	1
Mall St. Vincent(2)	Shreveport, LA	533,653	185,653	Dillard’s, Sears	—

		GLA
			Mall and		Anchor
Name of Center	Location(1)	Total	Freestanding	Anchors/Significant Tenants	Vacancies

Market Place Shopping Center	Champaign, IL	1,045,501	509,755	Bergner’s, JCPenney, Macy’s, Sears	—
Mayfair	Wauwatosa (Milwaukee), WI	1,110,479	491,095	AMC Theatres, Barnes & Noble, Boston Store, Macy’s	—
Meadows Mall	Las Vegas, NV	956,279	319,426	Dillard’s, JCPenney, Macy’s, Sears	—
Mondawmin Mall	Baltimore, MD	371,887	305,187	Shoppers Food and Pharmacy	—
Moreno Valley Mall	Moreno Valley (Riverside), CA	1,100,418	331,227	Gottschalks, Harkins Theatre, JCPenney, Macy’s, Sears	—
Newgate Mall	Ogden (Salt Lake City), UT	724,915	252,781	Cinemark Tinseltown 14, Dillard’s, Mervyn’s, Sears, Sports Authority	—
NewPark Mall	Newark (San Francisco), CA	1,210,449	395,601	Century Theatres, JCPenney, Macy’s, Mervyn’s, Sears, Target	—
North Plains Mall	Clovis, NM	303,197	109,116	Beall’s, Dillard’s, JCPenney, Sears	—
North Point Mall	Alpharetta (Atlanta), GA	1,374,942	408,655	Belk, Dillard’s, JCPenney, Macy’s, Sears	1
North Star Mall	San Antonio, TX	1,253,528	428,656	Dillard’s, JCPenney, Macy’s, Mervyn’s, Saks Fifth Avenue	—
North Temple Shops	Salt Lake City, UT	10,181	10,181	N/A	N/A
Northgate Mall	Chattanooga, TN	811,526	346,206	JCPenney, Proffitt’s, Proffitt’s Home Store, Sears, T.J. Maxx	—
Northridge Fashion Center	Northridge (Los Angeles), CA	1,526,911	606,099	JCPenney, Macy’s, Pacific Theatres, Sears	—
NorthTown Mall	Spokane, WA	1,046,019	414,525	Bumpers Family Fun Center, JCPenney, Kohl’s, Macy’s, Regal Cinemas, Sears, Steve & Barry’s	—
Oak View Mall	Omaha, NE	864,966	260,706	Dillard’s, JCPenney, Sears, Younkers	—
Oakwood Center	Gretna, LA	756,982	239,588	Dillard’s, JCPenney, Sears	—
Oakwood Mall	Eau Claire, WI	817,707	332,631	JCPenney, Macy’s, Scheel’s, Sears, Younkers	—
Oglethorpe Mall	Savannah, GA	945,797	365,649	Belk, JCPenney, Macy’s, Macy’s Junior, Sears, Stein Mart	—
Orem Plaza Center Street	Orem, UT	90,218	90,218	Chuck E Cheese, Robert’s Crafts	—
Orem Plaza State Street	Orem, UT	27,603	27,603	N/A	N/A
Oviedo Marketplace	Oviedo, FL	951,286	286,357	Bed Bath & Beyond, Dillard’s, Macy’s, Regal Cinemas, Sears	—
Owings Mills Mall	Owings Mills, MD	1,083,447	436,410	Boscov’s, JCPenney, Macy’s	1
Oxmoor Center(2)	Louisville, KY	933,907	286,697	Dick’s Sporting Goods, Macy’s, Sears, Von Maur	—
Paramus Park	Paramus, NJ	766,912	307,855	Macy’s, Sears	—
Park City Center	Lancaster (Philadelphia), PA	1,427,198	527,301	The Bon Ton, Boscov’s, JCPenney, Kohl’s, Sears	—
Park Place	Tucson, AZ	1,057,426	402,689	Century Theatres, Dillard’s, Macy’s, Sears	—
Park West	Peoria, AZ	247,951	247,951	Harkins Threatre	—
The Parks at Arlington	Arlington (Dallas), TX	1,514,263	433,047	AMC Theatres, Barnes & Noble, Circuit City, Dick’s Sporting Goods, Dillard’s, Forever 21, JCPenney, Macy’s, Sears	—
Peachtree Mall	Columbus, GA	818,028	309,413	Dillard’s, JCPenney, Macy’s, Parisian	—
Pecanland Mall	Monroe, LA	943,865	328,429	Belk, Burlington Coat Factory, Dillard’s, JCPenney, Sears	—

		GLA
			Mall and		Anchor
Name of Center	Location(1)	Total	Freestanding	Anchors/Significant Tenants	Vacancies

Pembroke Lakes Mall	Pembroke Pines (Fort Lauderdale), FL	1,137,341	356,066	Dillard’s, Dillard’s Men’s & Home, JCPenney, Macy’s, Macy’s Home Store, Sears	—
Piedmont Mall	Danville, VA	726,797	175,059	Belk, Belk Men’s, Boscov’s, JCPenney, Sears	—
Pierre Bossier Mall	Bossier City (Shreveport), LA	607,024	213,726	Dillard’s, JCPenney, Sears, Stage	1
Pine Ridge Mall(2)	Pocatello, ID	641,654	203,667	Dillard’s, JCPenney, Sears, ShopKo	1
The Pines	Pine Bluff, AR	644,469	262,049	Dillard’s, Holiday Inn Express, JCPenney, Sears	1
Pioneer Place(2)	Portland, OR	367,001	286,001	Saks Fifth Avenue	—
Plaza 800(2)	Sparks (Reno), NV	176,431	176,431	Save Mart Supermarkets	1
Plaza 9400(2)	Sandy (Salt Lake City), UT	228,661	228,661	Albertson’s, Deseret Industries	1
Prince Kuhio Plaza(2)	Hilo, HI	504,807	272,185	Macy’s, Sears	1
Providence Place(2)	Providence, RI	1,263,207	517,659	Bed Bath & Beyond, Dave &	—
				Buster’s, JCPenney, Macy’s, Nordstrom, Old Navy, Providence Place Cinemas 16
Provo Towne Centre(3)	Provo, UT	800,294	230,225	Cinemark, Dillard’s, JCPenney, Sears	—
Red Cliffs Mall	St. George, UT	389,277	122,641	Barnes & Noble, Dillard’s, JCPenney, Sears	—
Red Cliffs Plaza	St. George, UT	57,304	57,304	Gold’s Gym, Sears	—
Regency Square Mall	Jacksonville, FL	1,384,492	525,486	Belk, Champs Sports/World Foot Locker, Dillard’s, Homeworks Furniture Center, JCPenney, Sears	—
Ridgedale Center	Minnetonka, MN	1,043,975	341,595	JCPenney, Macy’s Men’s & Home, Macy’s Women’s, Sears	—
Rio West Mall(2)(3)	Gallup, NM	515,038	333,905	Beall’s, JCPenney	1
River Falls Mall	Clarksville, IN	890,744	890,744	Bass Pro Shops Outdoor World,	—
				Dick’s Sporting Goods, Louisville Athletic Club, Old Time Pottery, Toys R Us
River Hills Mall	Mankato, MN	719,742	277,655	Herberger’s, JCPenney, Scheel’s, Sears, Target	—
River Pointe Plaza	West Jordan (Salt Lake City), UT	224,277	224,277	Albertson’s, ShopKo	—
Riverlands Shopping Center	LaPlace (New Orleans), LA	185,119	185,119	Burke’s Outlet, Citi Trends, Matherne’s Supermarkets, Stage	—
Riverside Plaza	Provo, UT	176,189	176,189	Big Lots, Macey’s, Rite Aid	—
Rivertown Crossings	Grandville (Grand Rapids), MI	1,270,582	421,524	Celebration Cinemas, Dick’s Sporting Goods, JCPenney, Kohl’s, Macy’s, Old Navy, Sears, Younkers	—
Riverwalk Marketplace(2)	New Orleans, LA	187,751	187,751	N/A	N/A
Rogue Valley Mall	Medford (Portland), OR	639,217	251,779	JCPenney, Kohl’s, Linens ’N Things, Macy’s, Macy’s Home Store	—
Saint Louis Galleria	St. Louis, MO	1,159,184	469,504	Dillard’s, Macy’s	1
Salem Center(2)	Salem, OR	650,251	212,251	JCPenney, Kohl’s, Macy’s, Nordstrom	—
The Shoppes at Buckland Hills	Manchester, CT	1,049,892	457,281	Dick’s Sporting Goods, JCPenney, Macy’s, Macy’s Men’s & Home, Sears	—
The Shops at Fallen Timbers	Maumee, OH	574,313	377,355	Dillard’s, JCPenney, Staybridge Suites	—
The Shops at La Cantera(3)	San Antonio, TX	1,017,235	388,235	Dillard’s, Macy’s, Neiman Marcus, Nordstrom	—

		GLA
			Mall and		Anchor
Name of Center	Location(1)	Total	Freestanding	Anchors/Significant Tenants	Vacancies

Sikes Senter	Wichita Falls, TX	667,551	262,027	Dillard’s, JCPenney, Sears, Sikes Ten Theatres	—
Silver Lake Mall	Coeur d’ Alene, ID	326,603	110,239	JCPenney, Macy’s, Sears	1
Sooner Mall	Norman, OK	508,971	168,899	Dillard’s, JCPenney, Old Navy, Sears, Stein Mart	—
South Street Seaport(2)	New York, NY	283,581	251,562	N/A	N/A
Southlake Mall	Morrow (Atlanta), GA	1,014,249	273,997	JCPenney, Macy’s, Sears	1
Southland Center	Taylor, MI	915,048	287,011	Best Buy, JCPenney, Macy’s	1
Southland Mall	Hayward, CA	1,277,567	537,303	JCPenney, Macy’s, Mervyn’s, Sears	—
Southshore Mall(2)	Aberdeen, WA	291,666	157,891	JCPenney, Sears	—
Southwest Plaza(2)	Littleton (Denver), CO	1,352,532	653,171	Dick’s Sporting Goods, Dillard’s, JCPenney, Macy’s, Sears, Steve & Barry’s	—
Spokane Valley Mall(3)	Spokane, WA	738,010	318,926	JCPenney, Macy’s, Regal Act III, Sears	—
Spokane Valley Plaza(3)	Spokane, WA	132,048	132,048	Linens ’N Things, Old Navy, Sportsman’s Warehouse, T.J. Maxx	—
Spring Hill Mall	West Dundee (Chicago), IL	1,373,051	640,256	Carson Pirie Scott, JCPenney, Kohl’s, Macy’s, Sears, Steve & Barry’s	—
Staten Island Mall	Staten Island, NY	1,276,411	569,622	Babies R Us, JCPenney, Macy’s, Macy’s Home Store, Sears	—
Steeplegate Mall	Concord, NH	481,744	225,397	The Bon Ton, JCPenney, Sears	—
Stonestown Galleria	San Francisco, CA	863,676	435,383	Macy’s, Nordstrom	—
The Streets at Southpoint	Durham, NC	1,305,691	579,344	Barnes & Noble, Hudson Belk,	—
				JCPenney, Macy’s, Maggiano’s, Nordstrom, Pottery Barn, Sears, Urban Outfitters
Three Rivers Mall	Kelso, WA	430,111	236,878	JCPenney, Macy’s, Sears	1
Town East Mall	Mesquite (Dallas), TX	1,253,715	444,329	Dillard’s, JCPenney, Macy’s, Sears	—
Tucson Mall(2)	Tucson, AZ	1,326,359	468,095	Dillard’s, JCPenney, Macy’s, Mervyn’s, Sears	—
Twin Falls Crossing	Twin Falls, ID	37,680	37,680	Kalik Investors	—
Tysons Galleria	McLean (Washington, D.C.), VA	819,825	307,892	Macy’s, Neiman Marcus, Saks Fifth Avenue	—
University Crossing	Orem, UT	206,059	206,059	Barnes & Noble, CompUSA, Burlington Coat Factory, OfficeMax, Pier 1 Imports	—
Valley Hills Mall	Hickory, NC	935,803	324,287	Belk, Dillard’s, JCPenney, Sears	—
Valley Plaza Mall	Bakersfield, CA	1,159,734	433,045	Gottschalks, JCPenney, Macy’s, Sears	1
The Village at Redlands	Redlands, CA	173,891	78,832	Gottschalks	—
Village of Cross Keys Retail	Baltimore, MD	74,172	74,172	N/A	N/A
Visalia Mall	Visalia, CA	442,344	185,344	Gottschalks, JCPenney	—
Vista Commons	Las Vegas, NV	71,187	71,187	N/A	N/A
Vista Ridge Mall	Lewisville (Dallas), TX	1,105,378	336,531	Cinemark, Dillard’s, JCPenney, Macy’s, Sears	—
Ward Centers	Honolulu, HI	741,202	698,541	Sports Authority	—
Washington Park Mall	Bartlesville, OK	357,405	163,109	Dillard’s, JCPenney, Sears	—
West Oaks Mall	Ocoee (Orlando), FL	1,069,063	368,307	AMC Theatres, Belk, Dillard’s, JCPenney, Sears	—
West Valley Mall	Tracy (San Francisco), CA	879,663	482,754	Gottschalks, JCPenney, Movies 14, Sears, Target	—
Westlake Center(2)	Seattle, WA	104,572	104,572	N/A	N/A
Westwood Mall	Jackson, MI	507,859	136,171	Elder-Beerman, JCPenney, Wal-Mart	—

		GLA
			Mall and		Anchor
Name of Center	Location(1)	Total	Freestanding	Anchors/Significant Tenants	Vacancies

White Marsh Mall	Baltimore, MD	1,152,983	373,339	Boscov’s, JCPenney, Macy’s, Macy’s Home Store, Sears, Sports Authority	—
White Mountain Mall	Rock Springs, WY	333,563	156,435	Flaming Gorge Harley Davidson, Herberger’s, JCPenney, State Of Wyoming	—
Willowbrook	Wayne, NJ	1,511,020	483,020	Bloomingdale’s, Lord & Taylor, Macy’s, Sears	—
Woodbridge Center	Woodbridge, NJ	1,647,530	562,495	Dick’s Sporting Goods, Fortunoff, JCPenney, Lord & Taylor, Macy’s, Sears	—
The Woodlands Mall	Woodlands (Houston), TX	1,354,766	509,537	Dillard’s, JCPenney, Macy’s, Macy’s Children Store, Sears	—
Woodlands Village	Flagstaff, AZ	91,810	91,810	—	—
Yellowstone Square	Idaho Falls, ID	221,937	221,937	Yellowstone Warehouse	1

		137,906,150	58,834,933

(1)	In certain cases, where a center is located in part of a larger metropolitan area, the metropolitan area is identified in parenthesis.

(2)	A portion of the property is subject to a ground lease.

(3)	Owned in a joint venture with independent, non-controlling minority investors.

Unconsolidated Retail Properties

			GLA
		Ownership		Mall and		Anchor
Name of Center	Location(1)	Interest	Total	Freestanding	Anchors/Significant Tenants	Vacancies

Alderwood	Lynnwood (Seattle), WA	50.5%	1,278,763	508,212	JCPenney, Loews Cineplex, Macy’s, Nordstrom, Sears	—
Altamonte Mall	Altamonte Springs (Orlando), FL	50	1,155,601	477,053	Dillard’s, JCPenney, Macy’s, Sears	—
Arrowhead Towne Center	Glendale, AZ	33.33	1,135,748	351,211	AMC Theatres, Dillard’s, JCPenney, Macy’s, Mervyn’s, Sears	—
Bangu Shopping	Rio de Janeiro, Rio de Janeiro (Brazil)	34	472,167	246,125	C&A, Casa & Video, Casas Bahia, Cinesystem, Centaurol, Insinuante, Leader, Leroy Merlin, Lojas Americanas, Unisuam	—
Bridgewater Commons	Bridgewater, NJ	35	962,188	426,299	AMC Theatres, Bloomingdale’s, Lord & Taylor, Macy’s	—
Carolina Place	Pineville (Charlotte), NC	50.5	1,156,847	351,931	Barnes & Noble, Belk, Dillard’s, JCPenney, Macy’s, Sears	—
Center Pointe Plaza	Las Vegas, NV	50	144,635	75,623	Albertson’s, Beauty Center Salon Super Store	—
Christiana Mall	Newark, DE	50	871,865	308,461	Epicenter, JCPenney, Macy’s	—
Clackamas Town Center	Portland, OR	50	1,405,221	526,532	Barnes & Noble, Century Theatres, JCPenney, Macy’s, Macy’s Home Store, Nordstrom, Sears	—
Espark Mall	Eskisehir, Turkey	50	482,137	387,436	MediaMarkt Saturn, Migros Hypermarket	2

			GLA
		Ownership		Mall and		Anchor
Name of Center	Location(1)	Interest	Total	Freestanding	Anchors/Significant Tenants	Vacancies

First Colony Mall	Sugar Land (Houston), TX	50	1,114,952	495,904	Dillard’s, Dillard’s Men’s & Home, JCPenney, Macy’s	—
Florence Mall	Florence (Cincinnati, OH), KY	50	888,404	335,997	JCPenney, Macy’s, Macy’s Home Store, Sears	—
Galleria at Tyler(2)	Riverside, CA	50	1,177,538	555,830	JCPenney, Macy’s, Nordstrom	1
Glendale Galleria(2)	Glendale, CA	50	1,319,150	514,912	JCPenney, Macy’s, Mervyn’s, Nordstrom, Target	—
Highland Mall(2)	Austin, TX	50	1,116,231	397,490	Austin Leasehold Investors, Dillard’s, Dillard’s Men’s, Macy’s	—
Kenwood Towne Centre(2)	Cincinnati, OH	50	1,049,077	545,592	Dillard’s, Macy’s	—
Lake Mead & Buffalo Partners	Las Vegas, NV	50	150,948	73,583	.99 Cent Store, Vons	—
Village Center
Mizner Park(2)	Boca Raton, FL	50	238,259	127,437	Mizner Park Cinema, Robb & Stucky	—
Montclair Plaza	Montclair (San Bernadino), CA	50.5	1,347,124	549,547	Circuit City, Ethan Allen Gallery, JCPenney, Linens ’N Things, Macy’s, Nordstrom, Sears, Ninety Nine Cent Only Store	1
Natick Collection	Natick (Boston), MA	50	1,643,692	696,042	JCPenney, Lord & Taylor, Macy’s, Neiman Marcus, Nordstrom, Sears	—
Neshaminy Mall	Bensalem, PA	50	1,022,123	324,137	AMC Theatres, Boscov’s, Macy’s, Sears	—
Northbrook Court	Northbrook (Chicago), IL	50.5	1,002,075	386,156	AMC Theatres, Lord & Taylor, Macy’s, Neiman Marcus	—
Oakbrook Center	Oakbrook (Chicago), IL	47.46	2,092,258	807,278	Bloomingdale’s Home, Crate & Barrel, Lord & Taylor, Macy’s, Neiman Marcus, Nordstrom, Sears	1
The Oaks Mall	Gainesville, FL	51	906,314	348,447	Belk, Dillard’s, JCPenney, Macy’s, Sears	—
Otay Ranch Town Center	Chula Vista (San Diego), CA	50	627,186	487,186	Macy’s, REI	—
Park Meadows	Littleton, CO	35	1,436,245	502,275	Crate & Barrel, Dick’s Sporting Goods, Dillard’s, JCPenney, Macy’s, Nordstrom	—
Perimeter Mall	Atlanta, GA	50	1,563,768	510,494	Bloomingdale’s, Dillard’s, Macy’s, Nordstrom	—
Pinnacle Hills Promenade	Rogers, AR	50	919,230	615,690	Bed Bath & Beyond, Dillard’s,	—
					Gordmans, JCPenney, Malco Theatre, Petsmart T.J. Maxx
Quail Springs Mall	Oklahoma City, OK	50	1,141,439	356,639	AMC Theatres, Dillard’s, JCPenney, Macy’s, Sears	—
Riverchase Galleria	Hoover (Birmingham), AL	50	1,551,685	502,778	Belk, Belk Home Store, Belk Men’s, CompUSA, JCPenney, Sears	2

			GLA
		Ownership		Mall and		Anchor
Name of Center	Location(1)	Interest	Total	Freestanding	Anchors/Significant Tenants	Vacancies

Santana Parque Shopping	Sao Paulo, Sao Paulo (Brazil)	25	285,948	131,111	Bio Ritmo, C&A, Camicado, Casas Bahia, Centauro, Lojas Americanas, Ponto Frio, Renner, UCI	—
Shopping Iguatemi Salvador	Salvador, Bahia (Brazil)	15	591,308	386,462	C&A, Centauro, Cinema Multiplex, Insinuante, Lojas Americanas, Marisa, Playland, Riachuelo, Renner, Zara	—
Shopping Iguatemi Campina Grande	Campina Grande, Paraiba (Brazil)	15	183,506	56,293	Bompreco, Cine Sercia, Gamestation,	—
					Insinuante, Lojas Americanas, Marisa, Riachuelo
Shopping Taboao	Taboao da Serra, Sao Paulo (Brazil)	19	294,800	110,511	Besni, C&A, Carrefour, Casas Bahia, Cine Araujo, Lojas Americanas, Riachuelo, Telha Norte	—
Shopping Leblon	Rio de Janeiro, Rio de Janeiro (Brazil)	21	247,049	173,087	Centauro, Cinema Kinoplex, Livraria da Travessa, Renner, Zara
Silver City Galleria	Taunton (Boston), MA	50	1,007,284	353,247	Best Buy, Dick’s Sporting Goods, JCPenney, Macy’s, Sears, Silver City Cinemas, Steve & Barry’s	2
Stonebriar Centre	Frisco (Dallas), TX	50	1,649,123	527,904	AMC Theatres, Barnes & Noble, Dave & Buster’s, Dick’s Sporting Goods, Dillard’s, JCPenney, Macy’s, Nordstrom, Sears	—
Superstition Springs Center(2)	East Mesa (Phoenix), AZ	33.3	1,080,014	342,860	Dillards, JCPenney, JCPenney Home Store, Macy’s, Mervyn’s, Sears	—
Towson Town Center	Towson, MD	35	973,637	519,567	Crate & Barrel, Macy’s, Nordstrom	—
The Trails Village Center	Las Vegas, NV	50	174,660	92,145	Longs Drugs, Vons	—
Via Parque Shopping	Rio de Janeiro, Rio de Janeiro (Brazil)	42	609,888	234,725	C&C Casa e Construcao, Casa & Video, Casas Bahia, Cine Via Parque, Citibank Hall, Kalunga, Leader, Lojas Americanas, Marisa, Ponto Frio, Renner	—
Village of Merrick Park(2)	Coral Gables, FL	40	743,685	413,685	Neiman Marcus, Nordstrom	—
Water Tower Place	Chicago, IL	51.65	705,825	278,782	American Girl Place, Forever 21, Macy’s	1
Westroads Mall	Omaha, NE	51	1,059,785	373,131	Dick’s Sporting Goods, JCPenney, Rave, Von Maur, Younkers	—
Whaler’s Village	Lahaina, HI	50	111,857	111,857	N/A	N/A
Willowbrook Mall	Houston, TX	50	1,502,190	395,606	Dillard’s, JCPenney, Macy’s, Sears	—

			42,593,429	17,293,270

(1)	In certain cases, where a center is located in part of a larger metropolitan area, the metropolitan area is identified in parenthesis.

(2)	A portion of the property is subject to a ground lease.

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

The following table indicates the parent company of certain Anchors and sets forth the number of stores and square feet owned or leased by each Anchor in the Retail Portfolio as of December 31, 2007.

	Consolidated		Unconsolidated		Total
	Total	Square Feet	Total	Square Feet	Total	Square Feet
	Stores	(000’s)	Stores	(000’s)	Stores	(000’s)

Macy’s, Inc.
Bloomingdale’s, including Home	2	360	3	465	5	825
David’s Bridal	1	10	—	—	1	10
Epicenter	—	—	1	190	1	190
Macy’s, including Mens, Womens, Children and Home	103	16,320	34	6,403	137	22,723

Total Macy’s, Inc.	106	16,690	38	7,058	144	23,748

Sears Holdings Corporation
Sears	113	16,083	15	2,604	128	18,687
Kmart	1	88	—	—	1	88

Total Sears Holdings Corporation	114	16,171	15	2,604	129	18,775

Belk, Inc.
Belk, including Men’s and Hudson	12	1,696	4	462	16	2,158
Parisian	1	86	—	—	1	86
Proffit’s, including Home	2	113	—	—	2	113

Total Belk, Inc.	15	1,895	4	462	19	2,357

Bon-Ton Department Stores, Inc.
Bergner’s	1	154	—	—	1	154
The Bon-Ton	2	267	—	—	2	267
Boston Store	1	211	—	—	1	211
Carson Pirie Scott	1	138	—	—	1	138
Elder-Beerman	3	142	—	—	3	142
Herberger’s	1	71	—	—	1	71
Younkers	9	1,010	1	173	10	1,183

Total Bon-Ton Department Stores, Inc.	18	1,993	1	173	19	2,166

JCPenney Company, Inc.	112	12,820	20	3,044	132	15,864
Dillard’s Inc.	67	10,921	15	2,786	82	13,707
Nordstrom, Inc.	8	1,256	13	2,185	21	3,441
Target Corporation	16	1,904	1	180	17	2,084
NRDC Equity Partners Fund III (d.b.a. Lord & Taylor)	5	643	4	471	9	1,114
American Multi-Cinema, Inc.	8	634	5	396	13	1,030
The Neiman Marcus Group, Inc.	3	460	5	590	8	1,050
Boscov’s	4	820	2	188	6	1,008
Others	156	9,906	28	1,797	184	11,703

Grand Total	632	76,113	151	21,934	783	98,047

Non-Retail Properties

See Item 1 “Narrative Description of Business” for information regarding our other properties (office, industrial and mixed-use buildings) and our Master Planned Communities segment.

Item 3.	Legal Proceedings

Except as described in Note 5, neither the Company nor any of the Unconsolidated Real Estate Affiliates is currently involved in any material pending legal proceedings nor, to our knowledge, is any material legal proceeding currently threatened against the Company or any of the Unconsolidated Real Estate Affiliates.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of GGP’s stockholders during the fourth quarter of 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

GGP’s common stock is listed on the New York Stock Exchange (“NYSE”) and is traded under the symbol “GGP.” As of February 22, 2008, our common stock was held by 2,561 stockholders of record.

The following table summarizes the quarterly high and low sales prices per share of our common stock as reported by the NYSE.

	Stock Price
Quarter Ended	High	Low

2007
December 31	$57.84	$39.31
September 30	55.20	42.40
June 30	65.89	51.36
March 31	67.43	51.16
2006
December 31	$56.14	$46.14
September 30	48.70	43.49
June 30	49.06	41.92
March 31	52.32	46.23

The following table summarizes quarterly distributions per share of our common stock.

Record
Declaration Date	Date	Payment Date	Amount

2007
October 4	October 17	October 31.50
July 5	July 17	July 31.45
April 4	April 13	April 28.45
January 6	January 17	January 31.45
2006
October 6	October 17	October 31.45
July 5	July 17	July 31.41
April 4	April 13	April 28.41
January 7	January 17	January 31.41

There were no repurchases of our common stock during the quarter ended December 31, 2007.

See Note 12 for information regarding redemptions of Common Units for common stock and Note 10 for information regarding shares of our common stock that may be issued under our equity compensation plans as of December 31, 2007.

Item 6.	Selected Financial Data

The following table sets forth selected financial data which is derived from, and should be read in conjunction with, the Consolidated Financial Statements and the related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report.

	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)

Operating Data
Revenues	$3,261,801	$3,256,283	$3,072,704	$1,799,881	$1,262,791
Depreciation and amortization	(670,454)	(690,194)	(672,914)	(364,854)	(230,195)
Other operating expenses	(1,513,486)	(1,377,637)	(1,340,806)	(693,735)	(484,196)
Interest expense, net	(1,165,456)	(1,105,852)	(1,020,825)	(468,958)	(276,235)
Benefit from (provision for) income taxes	294,160	(98,984)	(51,289)	(2,383)	(98)
Minority interest	(77,012)	(37,761)	(43,989)	(105,274)	(110,984)
Equity in income of unconsolidated affiliates	158,401	114,241	120,986	88,191	94,480

Income from continuing operations	287,954	60,096	63,867	252,868	255,563
Income (loss) from discontinued operations, net	—	(823)	11,686	14,984	7,848

Net income	287,954	59,273	75,553	267,852	263,411
Convertible preferred stock dividends	—	—	—	—	(13,030)

Net income available to common stockholders	$287,954	$59,273	$75,553	$267,852	$250,381

Basic earnings per share:
Continuing operations	$1.18	$0.25	$0.27	$1.15	$1.21
Discontinued operations	—	—	0.05	0.07	0.04

Total basic earnings per share	$1.18	$0.25	$0.32	$1.22	$1.25

Diluted earnings per share:
Continuing operations	$1.18	$0.24	$0.27	$1.15	$1.19
Discontinued operations	—	—	0.05	0.06	0.03

Total diluted earnings per share	$1.18	$0.24	$0.32	$1.21	$1.22

Distributions declared per share	$1.85	$1.68	$1.49	$1.26	$0.78

Balance sheet Data
Investment in real estate assets — cost	$30,449,086	$26,160,637	$25,404,891	$25,254,333	$10,307,961
Total assets	28,814,319	25,241,445	25,307,019	25,718,625	9,582,897
Total debt	24,282,139	20,521,967	20,418,875	20,310,947	6,649,490
Preferred minority interests	121,482	182,828	205,944	403,161	495,211
Common minority interests	351,362	347,753	430,292	551,282	408,613
Stockholders’ equity	1,456,696	1,664,079	1,932,918	2,143,150	1,670,409

	2007	2006	2005	2004	2003
	(In thousands, except per share amounts)

Cash Flow Data
Operating activities	$707,416	$816,351	$841,978	$719,376	$585,735
Investing activities	(1,780,932)	(210,400)	(154,197)	(9,020,815)	(1,753,426)
Financing activities	1,075,911	(611,603)	(624,571)	8,330,343	1,124,728
Funds From Operations (1)
Operating Partnership	$1,100,808	$902,361	$891,696	$766,164	$618,561
Less: Allocation to Operating Partnership unitholders	(193,798)	(161,795)	(165,205)	(154,347)	(138,568)

GGP stockholders	$907,010	$740,566	$726,491	$611,817	$479,993

(1)	Funds From Operations (“FFO” as defined below) does not represent cash flow from operations as defined by Generally Accepted Accounting Principles (“GAAP”).

Funds From Operations

Consistent with real estate industry and investment community practices, we use FFO as a supplemental measure of our operating performance. The National Association of Real Estate Investment Trusts (“NAREIT”) defines FFO as net income (loss) (computed in accordance with GAAP), excluding gains or losses from cumulative effects of accounting changes, extraordinary items and sales of operating rental properties, plus real estate related depreciation and amortization and after adjustments for the preceding items in our unconsolidated partnerships and joint ventures.

We consider FFO a useful supplemental measure for equity REITs and a complement to GAAP measures because it facilitates an understanding of the operating performance of our properties. FFO does not include real estate depreciation and amortization required by GAAP since these amounts are computed to allocate the cost of a property over its useful life. Since values for well-maintained real estate assets have historically increased or decreased based upon prevailing market conditions, we believe that FFO provides investors with a clearer view of our operating performance, particularly with respect to our rental properties.

In order to provide a better understanding of the relationship between FFO and net income available to common stockholders, a reconciliation of FFO to net income available to common stockholders has been provided. FFO does not represent cash flow from operations as defined by GAAP, should not be considered as an alternative to GAAP net income and is not necessarily indicative of cash available to fund cash requirements.

Reconciliation of FFO to Net Income Available to Common Stockholders

	2007	2006	2005	2004	2003
	(In thousands)

FFO:
General Growth stockholders	$907,010	$740,566	$726,491	$611,817	$479,993
Operating Partnership unitholders	193,798	161,795	165,205	154,347	138,568

Operating Partnership	1,100,808	902,361	891,696	766,164	618,561
Depreciation and amortization of capitalized real estate costs	(797,189)	(835,656)	(799,337)	(440,108)	(299,711)
Minority interest in depreciation of Consolidated Properties and other	45,944	8,401	(10,712)	(6,235)	(6,299)
Minority interest to Operating Partnership unitholders	(61,609)	(15,010)	(17,780)	(66,953)	(56,988)

Income from continuing operations	287,954	60,096	63,867	252,868	255,563
Income (loss) from discontinued operations, net of minority interest	—	(823)	11,686	14,984	7,848

Net income	287,954	59,273	75,553	267,852	263,411
Convertible preferred stock dividends	—	—	—	—	(13,030)

Net income available to common stockholders	$287,954	$59,273	$75,553	$267,852	$250,381

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview — Retail and Other Segment

Our primary business is acquiring, owning, managing, leasing and developing retail rental property, primarily shopping centers. The majority of our properties are located in the United States, but we also have retail rental property operations and property management activities (through unconsolidated joint ventures) in Brazil and Turkey.

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

We believe that the most significant operating factor affecting incremental cash flow and real estate net operating income is increased rents earned from tenants at our properties. These rental revenue increases are primarily achieved by:

•	Renewing expiring leases and re-leasing existing space at rates higher than expiring or existing rates

•	Increasing occupancy at the properties so that more space is generating rent

•	Increased tenant sales in which we participate through overage rents

The following table summarizes selected operating statistics. Unless noted, all information is as of December 31, 2007.

	Consolidated	Unconsolidated	Retail
	Retail	Retail	Company
	Properties	Properties	Portfolio

Operating Statistics (a)
Occupancy:
December 31, 2007	93.4%	94.9%	93.8%
December 31, 2006	93.4	94.2	93.6
Trailing 12 month total tenant sales per sq. ft.(b)	$444	$521	$462
% change in total sales(b)	3.0%	7.9%	4.3%
% change in comparable sales(b)	1.1	2.4	1.4
Mall and freestanding GLA excluding space under redevelopment (in sq. ft.)	48,786,727	13,969,602	62,756,329
Certain Financial Information
Average annualized in place sum of rent and recoverable common area costs per sq. ft.(d)	$44.90	$53.35
Average sum of rent and recoverable common area costs per sq. ft. for new/renewal leases(c)(d)	39.64	50.17
Average sum of rent and recoverable common area costs per sq. ft. for leases expiring in 2007(c)(d)	31.38	37.95

(a)	Excludes properties currently being redeveloped and/or remerchandised and miscellaneous (non-mall) properties.

(b)	Due to tenant sales reporting timelines, data presented is as of November 2007.

(c)	Excludes current year acquisitions.

(d)	Data includes a significant portion of short term leases on inline spaces that are leased for one year. Rent and recoverable common area costs related to these short term leases are typically much lower than those in long term leases.

The expansion and renovation of a property may also result in increased cash flows and operating income as a result of increased customer traffic, trade area penetration and improved competitive position of the property. As of December 31, 2007, we had nine major approved redevelopment projects underway.

We also develop retail centers from the ground-up. In October 2007 we opened The Shops at Fallen Timbers in Maumee, Ohio. This open-air center includes approximately one million square feet of retail, dining and entertainment space. Anchors include Dillard’s, JC Penney, Barnes and Noble and a multi-screen theater. In November 2007, we opened Park West in Peoria, Arizona. This open-air shopping, dining and entertainment center is anchored by a 16-screen Harkins Theatre. Also, during 2007 we opened Gateway Overlook in Columbia, Maryland; Espark in Eskisehir, Turkey; Bangu Shopping in Rio de Janeiro, Brazil and Santana Parque Shopping in Sao Paulo, Brazil.

Eight significant new retail development projects are currently under construction, and are expected to open in 2008 through 2010:

Consolidated Properties:

•	Elk Grove Promenade in Elk Grove, California

•	The Shops at La Cantera in San Antonio, Texas

•	Vista Commons in Las Vegas, Nevada

Unconsolidated Properties:

•	Boulevard in Belo Horizonte, Brazil

•	Caxias in Rio de Janeiro, Brazil

•	Echelon in Las Vegas, Nevada

•	Pinnacle Hills South in Rogers, Arkansas

•	RiverCrossing in Macon, Georgia

Total expenditures (including our share of the Unconsolidated Real Estate Affiliates) for these redevelopment and development projects were approximately $790 million as of December 31, 2007.

We also have six other planned new retail or mixed-use developments and seven planned expansion and redevelopment projects.

Overview — Master Planned Communities Segment

Our Master Planned Communities business consists of the development and sale of residential and commercial land, primarily in large-scale projects in and around Columbia, Maryland; Houston, Texas; and Summerlin, Nevada. Residential sales include standard, custom and high density (i.e. condominium, town homes and apartments) parcels. Standard residential lots are designated for detached and attached single- and multi-family homes, ranging from entry-level to luxury homes. At our Summerlin project, we have further designated certain residential parcels as custom lots as their premium price reflects their larger size and other distinguishing features including gated communities, golf course access and higher elevations. Commercial sales include parcels designated for retail, office, services and other for-profit activities, as well as those parcels designated for use by government, schools and other not-for-profit entities.

Revenues are derived primarily from the sale of finished lots, including infrastructure and amenities, and undeveloped property to both residential and commercial developers. Additional revenues are earned through participations with builders in their sales of finished homes to homebuyers. Revenues and net operating income are affected by such factors as the availability to purchasers of construction and permanent mortgage financing at acceptable interest rates, consumer and business confidences, regional economic conditions in the areas surrounding the projects, levels of homebuilder inventory, other factors affecting the homebuilder business and sales of residential properties generally, availability of saleable land for particular uses and our decisions to sell, develop or retain land.

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

The pace of land sales for standard residential lots has declined in recent periods. We expect diminished demand for residential land to continue into 2008.

Based on the results of our evaluations for impairment (Note 2), we recognized a non-cash impairment charge of $127.6 million in 2007 related to our Columbia and Fairwood properties in our Master Planned Communities segment.

Overview — Other

During 2007, we obtained approximately $4.46 billion of consolidated debt through new financings and refinancings. Our share of debt issued by our Unconsolidated Real Estate Affiliates totaled approximately $323.5 million during the same period. Proceeds from the issuances were used, in part, to repay approximately $990.3 million of variable-rate debt and $1.45 billion of fixed rate debt.

Effective January 1, 2007, Rouse Property Management, Inc., a taxable REIT subsidiary of TRCLP, was merged into GGMI, a taxable REIT subsidiary of GGPLP. The transfer combined substantially all of our domestic management activities into a single TRS, but has not had a significant impact on our results of operations.

We also restructured an additional TRS effective March 31, 2007. Through a series of transactions, a private REIT owned by GGPLP was contributed to TRCLP and that additional TRS became a qualified REIT subsidiary of that private REIT. This transaction resulted in approximately a $328.4 million decrease in our net deferred tax liabilities, an approximate $7.4 million increase in our current taxes payable and an approximate $321.0 million income tax benefit related to the properties now owned by that private REIT.

During the third quarter 2007, we completed the Homart I acquisition (Note 3) for an aggregate purchase price, including our share of debt and liabilities assumed, of approximately $2.3 billion.

In addition, during 2007 we acquired the minority ownership interest in two operating properties for a purchase price of approximately $13 million, four former Mervyn’s department stores for an aggregate purchase price of approximately $18 million, and increased our investment in our Brazilian joint venture by approximately $98.5 million primarily for additional construction and acquisition purposes.

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

Impairment.  We review our real estate assets, which include developments in progress and investment land and land held for development and sale, for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment indicators for our retail and other segment are assessed separately for each property and include, but are not limited to, significant decreases in real estate property net operating income and occupancy percentages. Impairment indicators for our master planned communities segment are assessed separately for each parcel or community and include, but are not limited to, significant decreases in sales pace or average selling prices, significant increases in expected land development and construction costs or cancellation rates, and projected losses on expected future land sales. Impairment indicators for development in progress or other developments are assessed by project and include, but are not limited to, significant changes in projected completion dates, development costs or market factors.

If an indicator of potential impairment exists, we would test the asset for recoverability by comparing its carrying value to the estimated future undiscounted operating cash flow. We consider a real estate asset to be impaired when the estimated future undiscounted operating cash flow is less than its carrying value. To the extent we identify that an impairment has occurred, we would expense the excess of the carrying value of the asset over its estimated fair value.

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

Results of Operations

Our revenues are primarily received from tenants in the form of fixed minimum rents, overage rents and recoveries of operating expenses. We have presented the following discussion of our results of operations on a segment basis under the proportionate share method. Under the proportionate share method, our share of the revenues and expenses of the Unconsolidated Properties are combined with the revenues and expenses of the Consolidated Properties. Other revenues are increased by the real estate net operating income of discontinued operations and are reduced by our consolidated minority interest venturers’ share of real estate net operating income. See Note 16 for additional information including reconciliations of our segment basis results to GAAP basis results. The Homart I acquisition changes the consolidated revenue and expense items below, as the acquisition resulted in the consolidation of the operations of the properties acquired. Historically, the Company’s share of such operations was reflected as equity in income of Unconsolidated Real Estate Affiliates. Segment operations also were significantly impacted by the Homart I acquisition, as an additional 50% share of the operations of the properties are included in the segment results after the purchase date. Accordingly, discussion of the operational results below has been limited to only those elements of operating trends that were not a function of the Homart I acquisition.

Year Ended December 31, 2007 and 2006

Retail and Other Segment

The following table compares major revenue and expense items:

			$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
	(In thousands)

Property revenues:
Minimum rents	$2,339,915	$2,181,845	$158,070	7.2%
Tenant recoveries	1,033,287	960,816	72,471	7.5
Overage rents	101,229	91,911	9,318	10.1
Other	198,794	188,331	10,463	5.6

Total property revenues	3,673,225	3,422,903	250,322	7.3

Property operating expenses:
Real estate taxes	296,962	277,381	19,581	7.1
Repairs and maintenance	257,095	242,846	14,249	5.9
Marketing	66,897	61,810	5,087	8.2
Other property operating costs	571,269	527,030	44,239	8.4
Provision for doubtful accounts	7,404	22,871	(15,467)	(67.6)

Total property operating expenses	1,199,627	1,131,938	67,689	6.0

Retail and other net operating income	$2,473,598	$2,290,965	$182,633	8.0%

Higher effective rents, retail center occupancy and leased area across the portfolio contributed to the increase in minimum rents in 2007. Retail center occupancy, excluding international properties and properties in redevelopment, was 93.8% at December 31, 2007 as compared to 93.6% at December 31, 2006. Mall and freestanding GLA for the retail properties, excluding international properties and properties in redevelopment, increased to 62.8 million square feet at December 31, 2007 compared to 61.9 million square feet at December 31, 2006.

Our leases include both a base rent component and a component which requires tenants to pay amounts related to all, or substantially all, of their share of real estate taxes and certain property operating expenses, including common area maintenance and insurance. The portion of these leases attributable to real estate tax and operating expense recoveries are recorded as “Tenant recoveries”.

The increase in overage rents is primarily attributable to The Grand Canal Shoppes as a result of increased tenant sales in 2007 compared to 2006. Increased tenant sales across the portfolio contributed to the remaining increase.

Other revenues include all other property revenues including vending, parking, sponsorship and advertising revenues, less NOI of minority interests in consolidated joint ventures. The increase in 2007 is primarily due to an increase in advertising revenue across the portfolio and lower allocations to minority interests as a result of certain acquisitions of our venture partners’ ownership shares since 2006.

Real estate taxes increased in 2007 as compared to 2006 partially due to a $1.6 million increase at Glenbrook Square resulting from a higher tax assessment and a $0.9 million increase at Stonestown Galleria as the result of revised prior period assessments.

Other property operating costs increased in 2007 as compared to 2006 due to lower insurance costs in 2006. Other property operating expenses also increased at Ala Moana Center, The Grand Canal Shoppes, Oakwood Center and Riverwalk Marketplace. Lastly, expenses increased at our Brazil joint venture primarily as a result of acquisitions.

The provision for doubtful accounts decreased in 2007 primarily due to the recognition of approximately $13.4 million of business interruption insurance recoveries at Oakwood Center and Riverwalk Marketplace, which offset previously reserved tenant rents.

Master Planned Communities Segment

			$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
	(In thousands)

Land sales	$230,666	$508,744	$(278,078)	(54.7)%
Land sales operations	(174,521)	(378,757)	(204,236)	(53.9)

Net operating income before impairment charge	56,145	129,987	(73,842)	(56.8)
Columbia and Fairwood Communities impairment charge	(127,600)	—	127,600	100.0

Real estate property net operating income (loss)	$(71,455)	$129,987	$(201,442)	(155.0)%

Land sales declined for 2007, predominantly due to significant reductions at our Summerlin community. We expect the declining trend to continue in 2008. As a result of high inventories of unsold homes and land across the country, national home builders have reduced activity even in generally strong markets such as Las Vegas and Houston.

Based on the results of our evaluations for impairment (Note 2), we recognized a non-cash impairment charge of $127.6 million in 2007 related to our Columbia and Fairwood communities located in Maryland.

	Lot Sales and
	Pricing			Acreage
					Remaining
				Total Gross	Saleable
	2007	2006		Acres	Acres
	($ in thousands)

Maryland communities (1):
Residential:
Acres sold	10.7	46.5			263
Average price/acre	$420	$966
Commercial:
Acres sold	20.4	55.2			325
Average price/acre	$548	$681

Acreage				19,100	588

Summerlin (2):
Residential:
Acres sold	39.3	251.2			6,815
Average price/acre	$1,246	$1,067
Commercial:
Acres sold	20.8	22.5			867
Average price/acre	$1,108	$251	(3)

Acreage				22,500	7,682

	Lot Sales and
	Pricing		Acreage
				Remaining
			Total Gross	Saleable
	2007	2006	Acres	Acres
	($ in thousands)

Bridgeland:
Residential:
Acres sold	66.0	64.3		6,026
Average price/acre	$248	$222
Commercial:
Acres sold	—	—		1,261
Average price/acre	$—	$—

Acreage			11,400	7,287

Woodlands (4):
Residential:
Acres sold	293.1	288.1		1,451
Average price/acre	$362	$374
Commercial:
Acres sold	92.4	85.6		1,120
Average price/acre	$395	$396

Acreage			28,400	2,571

(1)	Maryland communities include Columbia and Fairwood.

(2)	Summerlin — Does not reflect impact of CSA (Note 14). Average price per acre includes assumption of Special Improvement District financing.

(3)	Summerlin — Includes the effect of a single sale of a 19.1 acre parcel to a school at a price of $25 thousand per acre.

(4)	Woodlands — Shown at 100%. Our share of The Woodlands is 52.5%.

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

Certain Significant Consolidated Revenues and Expenses

			$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
	(In thousands)

Tenant rents	$2,882,491	$2,602,487	$280,004	10.8%
Land sales	145,649	423,183	(277,534)	(65.6)
Property operating expenses	944,338	861,351	82,987	9.6
Land sales operations	244,308	316,453	(72,145)	(22.8)
Management and other fees	106,584	115,798	(9,214)	(8.0)
Property management and other costs	198,610	181,033	17,577	9.7
General and administrative	37,005	18,800	18,205	96.8
Litigation provision	89,225	—	89,225	100.0
Depreciation and amortization	670,454	690,194	(19,740)	(2.9)
Interest expense	1,174,097	1,117,437	56,660	5.1
(Benefit from) provision for income taxes	(294,160)	98,984	(393,144)	(397.2)
Equity in income of Unconsolidated Real Estate Affiliates	158,401	114,241	44,160	38.7

Changes in consolidated tenant rents (which includes minimum rents, tenant recoveries and overage rents), land sales, property operating expenses and land sales operations were attributable to the same items discussed above in our segment basis results, excluding those items related to our Unconsolidated Properties.

Management and other fees were relatively consistent with last year. Property management and other costs and general and administrative in aggregate represent our costs of doing business and are generally not direct property-related costs. Property management and other costs increased primarily as a result of higher personnel and personnel-related costs in 2007. The increase was attributable to higher incentive compensation costs.

The increase in general and administrative is attributable to higher senior management compensation expense, including bonuses and higher stock option expense resulting from the acceleration of the vesting period for certain stock options in the first quarter 2007 and the accrual of litigation costs as discussed immediately below and in Note 5.

The litigation provision in 2007 reflects the accrual of 100% of the judgment in the Caruso Affiliated Holdings and Glendale Galleria matter. We are currently in the process of appealing such judgment but believe such provision is necessary as a result of our potential responsibility as managing agent of the property (Note 5).

The decrease in depreciation and amortization is primarily due to the change in estimate of the useful life of certain intangible assets and liabilities acquired in the TRC Merger, the completed depreciation of broadband equipment and other shorter-lived assets acquired or developed in the period 1998 to 2002 and a cumulative adjustment to the useful lives of certain assets.

The increase in interest expense is primarily due to higher average debt balances during 2007. This increase is partially offset by higher capitalized interest earlier in the year. As a result of the increase in our development activities, we capitalized more interest in 2007 than in 2006. Additionally, we incurred lower debt extinguishment costs in 2007 as a result of reduced refinancing activity. In the first quarter of 2006, we amended the senior unsecured credit facility and reduced the rate by approximately 60 basis points and refinanced $2 billion of variable-rate debt with lower fixed-rate property debt in the third quarter of 2006. See Liquidity and Capital Resources for information regarding 2007 financing activity and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for additional information regarding the potential impact of future interest rate increases.

Substantially all of the change in the (benefit from) provision for income taxes is attributable to an internal restructuring of certain of our operating properties that were previously owned by TRS entities. This restructuring resulted in an approximate $321.0 million income tax benefit. In addition, the (benefit from) provision for income taxes for 2007 includes a deferred income tax benefit of $50.5 million associated with the impairment charge recorded at our Maryland communities. Also impacting the change was the recognition of potential interest expense related to unrecognized tax benefits recorded as the result of the adoption of FIN 48.

The increase in equity in income of Unconsolidated Real Estate Affiliates in 2007 compared to 2006 is primarily due to our share of gain related to the sales of non-retail properties by two of our joint ventures. Our share of income related to the operations at our Brazil joint venture increased primarily due to acquisitions in 2007. Such increases were partially offset by the decrease in our share of the operations of GGP/Homart I as such operations are now fully consolidated due to our acquisition of our joint venture partner’s 50% ownership share of the venture on July 6, 2007 (Note 3).

Year Ended December 31, 2006 and 2005

Retail and Other Segment

The following table compares major revenue and expense items:

			$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(In thousands)

Property revenues:
Minimum rents	$2,181,845	$2,064,127	$117,718	5.7%
Tenant recoveries	960,816	936,029	24,787	2.6
Overage rents	91,911	83,713	8,198	9.8
Other	188,331	172,477	15,854	9.2

Total property revenues	3,422,903	3,256,346	166,557	5.1

Property operating expenses:
Real estate taxes	277,381	261,331	16,050	6.1
Repairs and maintenance	242,846	238,703	4,143	1.7
Marketing	61,810	78,227	(16,417)	(21.0)
Other property operating costs	527,030	510,432	16,598	3.3
Provision for doubtful accounts	22,871	18,725	4,146	22.1

Total property operating expenses	1,131,938	1,107,418	24,520	2.2

Retail and other net operating income	$2,290,965	$2,148,928	$142,037	6.6%

The increase in minimum rents is primarily attributable to the following:

•	Higher minimum rents, especially at The Shops at La Cantera which opened in September 2005, and Ala Moana Center which was recently redeveloped

•	The acquisition of Whaler’s Village by one of our joint ventures, the acquisition of our partner’s share of GGP Ivanhoe IV, Inc. and the acquisition of Shopping Campina Grande as well as other properties in our Brazil joint venture

•	Higher specialty leasing and kiosk rents, especially at properties acquired in the 2004 TRC Merger, as well as higher termination income

•	Greater use of vacant space for temporary tenant rentals

Tenant recoveries increased primarily as a result of higher operating costs, as discussed below, that are substantially recoverable from our tenants.

The increase in overage rents is primarily attributed to The Grand Canal Shoppes and Fashion Show as the result of increased sales and occupancy compared to 2005.

Other revenues include all other property revenues including vending, parking, sponsorship and advertising revenues in addition to real estate property NOI of discontinued operations less NOI of minority interests in consolidated joint ventures. Increases in vending, parking, sponsorship and advertising revenues in 2006 were partially offset by higher minority interest allocations, especially at The Shops at La Cantera, which opened in September 2005. Additionally we had a gain on sale of an unconsolidated office property in 2006, a reduction to income by an Unconsolidated Property in 2005, and NOI of discontinued operations in 2005.

Higher real estate taxes are primarily attributed to The Shops at La Cantera and Jordan Creek Town Center with substantially all of the remaining properties in the portfolio reporting individual minor increases.

The increase in repairs and maintenance is primarily attributed to Ala Moana Center, The Shops at La Cantera, Providence Place, the acquisition of Whaler’s Village and the acquisition of our partner’s share in GGP Ivanhoe IV, Inc.

Marketing expenses decreased at substantially all of our properties due to significant cost control initiatives.

Property operating expenses increased due to higher electric expense, security expense and insurance costs across the portfolio. Property operating expenses in 2005 include a reduction to expenses by an Unconsolidated Property, which was acquired during the TRC Merger. Such increases were offset by decreases at Oakwood Center which operated at substantially reduced capacity in 2006 due to hurricane-related damage incurred in September 2005.

The increase in the provision for doubtful accounts is primarily due to Oakwood Center and Riverwalk Marketplace, which were damaged as discussed in Note 14. The increases were partially offset by provisions in 2005 including an individual tenant bankruptcy.

Master Planned Communities Segment

			$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(In thousands)

Land sales	$508,744	$468,294	$40,450	8.6%
Land sales operations	(378,757)	(372,641)	6,116	1.6

Real estate property net operating income	$129,987	$95,653	$34,334	35.9%

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

	Lot Sales and Pricing		Acreage
			Total	Remaining
			Gross	Saleable
	2006	2005	Acres	Acres
	($ in thousands)

Maryland communities (1):
Residential:
Acres sold	46.5	86.9		228
Average price/acre	$966	$833
Commercial:
Acres sold	55.2	50.3		352
Average price/acre	$681	$438

Acreage			19,100	580

Summerlin (2):
Residential:
Acres sold	251.2	269.7		5,527
Average price/acre	$1,067	$860
Commercial:
Acres sold	22.5	10.0		888
Average price/acre	$251(3)	$511

Acreage			22,500	6,415

Bridgeland:
Residential:
Acres sold	64.3	—		5,308
Average price/acre	$222	$—
Commercial:
Acres sold	—	—		1,211
Average price/acre	$—	$—

Acreage			10,200	6,519

Woodlands (4):
Residential:
Acres sold	288.1	337.3		1,814
Average price/acre	$374	$312
Commercial:
Acres sold	96.0	109.9		1,188
Average price/acre	$397	$372

Acreage			28,400	3,002

(1)	Maryland communities include Columbia and Fairwood.

(2)	Summerlin — Does not reflect impact of CSA (Note 14). Average price per acre includes assumption of Special Improvement District financing.

(3)	Summerlin — Includes the effect of a single sale of a 19.1 acre parcel to a school at a price of $25 thousand per acre.

(4)	Woodlands — Shown at 100%. Our share of The Woodlands is 52.5%.

Certain Significant Consolidated Revenues and Expenses

			$ Increase	% Increase
	2006	2005	(Decrease)	(Decrease)
	(In thousands)

Tenant rents	$2,602,487	$2,494,851	$107,636	4.3%
Land sales	423,183	385,205	37,978	9.9
Property operating expenses	861,351	868,926	(7,575)	(0.9)
Land sales operations	316,453	311,815	4,638	1.5
Management and other fees	115,798	91,022	24,776	27.2
Property management and other costs	181,033	144,526	36,507	25.3
General and administrative	18,800	15,539	3,261	21.0
Depreciation and amortization	690,194	672,914	17,280	2.6
Interest expense	1,117,437	1,031,241	86,196	8.4
Provision for income taxes	98,984	51,289	47,695	93.0

Changes in consolidated tenant rents (which includes minimum rents, tenant recoveries and overage rents), land sales, property operating expenses and land sales operations were attributable to the same items discussed above in our segment basis results, excluding those items related to our Unconsolidated Properties.

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

The increase in depreciation and amortization is primarily due to an increase in depreciation and amortization as a result of redevelopments, the opening of The Shops at La Cantera in September 2005, acquisition of our partner’s share in GGP Ivanhoe IV, Inc. and a change in depreciable life at one of our properties (Note 2).

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
•   Borrowings under revolving credit facilities
•   Land sales from the Master Planned
Communities segment

• Stock repurchases
• Corporate and administrative expenses
• Working capital needs
Longer-term:
•   New development, including the Master Planned Communities segment
  •   Major redevelopment, renovation or expansion programs at individual properties
  •   Debt repayment requirements,including both principal and interest
  •   Acquisitions, including Anchor stores and contingent amounts on owned properties or communities
  •   Income tax payments
  •   International expansion

•   Secured loans collateralized by individual properties
•   Unsecured loans at either a venture or company level
•   Offerings of equity and/or debt securities
•   Construction loans
•   Mini-permanent loans
•   Long-term project financing
•   Joint venture formation with institutional partners
•   Asset sales

Cash Flows from Operating Activities

Net cash provided by operating activities was $707.4 million in 2007, $816.4 million in 2006 and $842.0 million in 2005.

Land/residential development and acquisitions expenditures, which are related to our Master Planned Communities segment, were $243.3 million in 2007, $200.4 million in 2006 and $170.0 million in 2005. These expenditures will vary from year to year based on the pace of development and expected sales. As discussed above, demand at our Las Vegas and Maryland communities declined in 2007 and we expect this trend to continue in 2008. As a result, land/residential development and acquisitions expenditures are also expected to decline in 2008.

Net cash provided by (used for) working capital needs totaled $130.1 million in 2007, ($72.4) million in 2006 and ($71.4) million in 2005. The increase in 2007 compared to 2006 is primarily attributable to higher real estate net operating income in our Retail and Other segment, partially offset by higher interest expense and provision for income taxes. Working capital was consistent in 2006 compared to 2005.

The items above were partially offset in all years by a net decrease in net income plus remaining adjustments to reconcile to net cash provided by operating activities.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.78 billion in 2007, $210.4 million in 2006 and $154.2 million in 2005. Net investing cash (used in) provided by our Unconsolidated Real Estate Affiliates was ($300.1) million in 2007, $409.9 million in 2006 and $191.5 million in 2005. The changes are primarily attributable to contributions to affiliates for development projects, distributions resulting from excess proceeds from property financing activities and disposition of properties, and pay-off of affiliate loans related to the Homart I acquisition as well as other unconsolidated affiliates.

Cash used for acquisition/development of real estate and property additions/improvements was $1.50 billion in 2007, $699.4 million in 2006 and $498.0 million in 2005. Expenditures were primarily related to development and redevelopment activity from 2005 through 2007, as well as the Homart I acquisition in 2007. As of December 31, 2007, we had nine redevelopment projects under construction, 10 new development projects under construction and six other planned new retail or mixed-use developments and seven planned expansion and redevelopment projects. Total projected expenditures (including our share of the Unconsolidated Real Estate Affiliates) for the ten new development projects under construction were approximately $790 million as of December 31, 2007. Estimated future approved development spending is approximately $2.10 billion as of December 31, 2007 and is expected to be expended between 2008 and 2011.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was $1.08 billion in 2007, ($611.6) million in 2006 and ($624.6) million in 2005.

Distributions to common stockholders, holders of Common Units and holders of perpetual and convertible preferred units totaled $561.7 million in 2007, $510.4 million in 2006 and $461.9 million in 2005. Dividends paid per common share were $1.85 in 2007, $1.68 in 2006 and $1.49 in 2005.

In 2005, our Board of Directors authorized a $200 million per fiscal year common stock repurchase program. Stock repurchases under this program may be made through open market or privately negotiated transactions through 2009, unless the program is earlier terminated. The repurchase program gives us the ability to acquire some or all of the shares of common stock to be issued upon the exercise of certain employee stock options and pursuant to the CSA. We repurchased 1.8 million shares for $95.6 million in 2007, 1.9 million shares for $85.9 million under this program in 2006 and 2.2 million shares for $98.9 million in 2005.

We redeemed perpetual preferred units totaling $60.0 million in 2007 and $183.0 million in 2005.

New financings exceeded principal payments on our debt by $1.76 billion in 2007 and $115.3 million in 2005 whereas principal payments exceeded new financings by $17.2 million in 2006.

Our consolidated debt and our pro rata share of the debt of our Unconsolidated Real Estate Affiliates, after giving effect to interest rate swap agreements, were as follows:

	December 31,
	2007	2006	2005
	(In millions)

Consolidated:
Fixed-rate debt	$21,035	$17,838	$14,789
Variable-rate debt:
Corporate and other unsecured	2,523	2,491	4,875
Other variable-rate debt	724	193	755

Total variable-rate debt	3,247	2,684	5,630

Total consolidated	$24,282	$20,522	$20,419

Weighted-average interest rate (exluding deferred finance costs)	5.55%	5.70%	5.64%
Unconsolidated:
Fixed-rate debt	$2,750	$3,588	$2,788
Variable-rate debt	299	296	455

Total Unconsolidated Real Estate Affiliates	$3,049	$3,884	$3,243

Weighted-average interest rate (exluding deferred finance costs)	5.74%	5.66%	5.56%

In April 2007, GGPLP completed the sale of $1.55 billion aggregate principal amount of 3.98% Exchangeable Senior Notes (the “3.98% Notes”) pursuant to Rule 144A under the Securities Act of 1933 (Note 6).

On July 6, 2007, we closed on a $750 million credit facility (Senior Bridge Facility) that was used to partially fund the Homart I acquisition. The facility is secured by several mall and office properties and matures on July 6, 2008. As of December 31, 2007, the balance on the Senior Bridge Facility was $722.2 million.

Under the terms of the Facility, we are subject to the same customary affirmative and negative covenants as the 2006 Credit Facility. The interest rate of the facility is LIBOR plus 1.25%.

On February 24, 2006, we amended the 2004 Credit Facility, which was entered into to fund the TRC Merger, and entered into a Second Amended and Restated Credit Agreement (the “2006 Credit Facility”). The 2006 Credit Facility provides for a $2.85 billion term loan (the “Term Loan”) and a $650 million revolving credit facility. As of December 31, 2007, $220.9 million is available to be drawn on the revolving credit facility.

The 2006 Credit Facility has a four year term, with a one year extension option. The interest rate ranges from LIBOR plus 1.15% to LIBOR plus 1.5%, depending on our leverage ratio and assuming we maintain our election to have these loans designated as Eurodollar loans. The interest rate, as of December 31, 2007, was LIBOR plus 1.25%.

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

Concurrently with the 2006 Credit Facility transaction, we also entered into a $1.4 billion term loan (the “Short Term Loan”) and TRCLP entered into a $500 million term loan (the “Bridge Loan”). The Short Term Loan was repaid in August 2006 as part of various refinancing transactions including the GGP mortgage pass-through certificates. The Bridge Loan was fully repaid in May 2006 with a portion of the proceeds obtained from the sale of $800 million of senior unsecured notes which were issued by TRCLP. These notes provide for semi-annual, interest-only payments at a rate of 6.75% and payment of the principal in full on May 1, 2013.

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

We currently have approximately $2.63 billion and $3.21 billion in debt maturing in 2008 and 2009, respectively. Although no agreements to refinance such debt have been reached, we currently anticipate that we will be able to repay or refinance all of our debt on a timely basis. In addition, we believe that we have sufficient sources of funds to meet our short term cash needs and that covenants in the 2006 Credit Facility will not materially impact our liquidity or our ability to operate our business. However, given our substantial amount of indebtedness and the significant deterioration in the credit markets, there can be no assurance that we will be able to refinance our debt on satisfactory terms. In addition, our ability to refinance our debt on acceptable terms will likely be constrained further by any future increases in our aggregate amount of outstanding debt. However, we currently intend to fund future development costs at least in part through receipt of excess proceeds from refinancing activities, which will increase our outstanding debt.

In the event that we are unable to refinance our debt on a timely basis and on acceptable terms, we will be required to take alternative steps to acquire the funds necessary to satisfy our short term cash needs, including our dividend payments and debt obligations. Such potential steps may include raising capital through the formation of joint ventures, asset sales or equity sales, curtailing planned expenditures, including development or redevelopment projects, or considering less attractive sources of capital for refinancing. Because we believe that changes in interest rates are the most significant external factor affecting our cash flows and net income, increases in interest rates on new financing, whether caused by our high level of debt or continued general weakness in the real estate credit markets, could have an adverse effect on our cash flow and net income. We will continue to monitor our capital structure, investigate potential investments or joint venture partnership arrangements and consider the purchase or sale of properties if they can be acquired or sold on terms that we reasonably believe will enhance long-term stockholder value.

Certain properties are subject to financial performance covenants, primarily debt service coverage ratios. We believe we are in compliance with all such covenants as of December 31, 2007.

We have not generally guaranteed the debt of the Unconsolidated Real Estate Affiliates, however, certain Consolidated Properties are cross-collateralized with Unconsolidated Properties and we have retained or agreed to be responsible for a portion of certain debt of the Unconsolidated Real Estate Affiliates.

Contractual Cash Obligations and Commitments

The following table aggregates our contractual cash obligations and commitments subsequent to December 31, 2007:

						Subsequent /
	2008	2009	2010	2011	2012	Other(6)	Total
	(In thousands)

Long-term debt-principal(1)	$2,627,523	$3,205,058	$3,944,643	$7,107,117	$3,743,889	$3,586,493	$24,214,723
Interest payments(2)	1,276,386	1,112,371	928,583	593,310	334,934	642,095	4,887,679
Retained debt-principal	2,446	2,606	119,694	776	37,740	—	163,262
Ground lease payments(1)	10,077	10,089	9,987	9,515	9,319	369,104	418,091
Committed real estate acquisition contracts and development costs(3)	400,000		—	—	—	—	400,000
Purchase obligations(4)	130,041	—	—	—	—	—	130,041
Other long-term liabilities(5)	—	—	—	—	—	—	—
FIN 48 obligations, including interest	20,174	—	—	—	—	126,027	146,201

Total	$4,466,647	$4,330,124	$5,002,907	$7,710,718	$4,125,882	$4,723,719	$30,359,997

(1) Excludes non-cash purchase accounting adjustments.

(2) Based on rates as of December 31, 2007. Variable rates are based on a LIBOR rate of 5.02%.

(3)	Reflects $300 million estimate of initial purchase price of the Palazzo (Note 14), and $100 million to develop the Echelon Retail Promenade which is expected to be completed in the fall of 2010.

(4)	Reflects accrued and incurred construction costs payable in our Retail and Other and Master Planned Communities segments. Routine trade payables have been excluded. We expect development and redevelopment expenditures of approximately $2.10 billion from 2008 through 2011.

(5)	Other long-term liabilities related to ongoing real estate taxes have not been included in the table as such amounts depend upon future applicable real estate tax rates. Real estate tax expense was $246.5 million in 2007, $218.5 million in 2006 and $206.2 million in 2005.

(6)	The remaining FIN 48 liability for which reasonable estimates about the timing of payments cannot be made is disclosed within the Subsequent/Other column.

We anticipate that all of our debt will be repaid or refinanced on a timely basis, and believe that we have adequate sources of funds if additional capital is required for any of the above listed obligations or for other purposes. However, as discussed under “Cash Flows from Investing Activities,” there can be no assurance that we can obtain such refinancing or additional capital on satisfactory terms. Other than increases in debt resulting from the receipt of excess proceeds from refinancing activities, which we plan to obtain when possible on acceptable terms, or in conjunction with current new developments, redevelopments or acquisitions, there are no current plans to incur additional debt, increase the amounts available under our credit facilities or raise equity capital.

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

Under the CSA, we are required to issue shares of our common stock semi-annually (February and August) to the Beneficiaries. The number of shares to be issued is based on cash flows from the development and/or sale of the

CSA Assets and our stock price. We account for the Beneficiaries’ share of earnings from the CSA Assets as an operating expense. We delivered 698,601 shares of our common stock (including 146,969 treasury shares) to the Beneficiaries in 2007 and approximately 1.8 million (including approximately 1.7 million treasury shares) in 2006.

Under the CSA, are also required to make a final stock distribution to the Beneficiaries in 2010 following a final valuation at the end of 2009. The amount of this distribution will be based on the appraised values of the CSA Assets at such time and is expected to be significant. We will account for this distribution as additional investments in the related assets (that is, contingent consideration).

The issuance of shares pursuant to any of the semi-annual or final distributions will be significantly dilutive to our existing stockholders if we issue new shares rather than treasury shares or shares purchased on the open market.

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

Funds From Operations or FFO:  A supplemental measure of operating performance defined by NAREIT as net income (loss) (computed in accordance with GAAP), excluding gains or losses from cumulative effects of accounting changes, extraordinary items and sales of properties, plus real estate related depreciation and amortization and after adjustments for the preceding items in our unconsolidated partnerships and joint ventures.

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

TRC Merger:  Our acquisition of The Rouse Company on November 12, 2004.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. As of December 31, 2007, we had consolidated debt of $24.28 billion, including $3.44 billion of variable-rate debt of which approximately $195.0 million was subject to interest rate swap agreements, which fixed the interest rate we are required to pay on such debt at approximately 4.78% per annum (excluding the impact of deferred finance costs). Although the majority of the remaining variable-rate debt is subject to interest rate cap agreements, such interest rate caps generally limit our interest rate exposure only if LIBOR exceeds a rate per annum significantly higher (generally above 8% per annum) than current LIBOR rates (5.02% at December 31, 2007). A 25 basis point movement in the interest rate on the $3.25 billion of variable-rate debt which is not subject to interest rate swap agreements would result in an approximately $8.1 million annualized increase or decrease in consolidated interest expense and operating cash flows.

In addition, we are subject to interest rate exposure as a result of variable-rate debt collateralized by the Unconsolidated Properties for which similar interest rate swap agreements have not been obtained. Our share (based on our respective equity ownership interests in the Unconsolidated Real Estate Affiliates) of such remaining variable-rate debt was approximately $298.6 million at December 31, 2007. A similar 25 basis point annualized movement in the interest rate on the variable-rate debt of the Unconsolidated Real Estate Affiliates would result in an approximately $747 thousand annualized increase or decrease in our equity in the income and operating cash flows from Unconsolidated Real Estate Affiliates.

We are further subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At December 31, 2007, the fair value of our debt is estimated to be approximately $325.6 million lower than the carrying value of $24.28 billion. If LIBOR were to increase by 25 basis points, the fair value of our debt would be approximately $504.1 million lower than the carrying value and the fair value of our swap agreements would decrease by approximately $10.5 million. For additional information concerning our debt, reference is made to Item 7, Liquidity and Capital Resources and Note 6.

We have not entered into any transactions using derivative commodity instruments.

Item 8.	Financial Statements and Supplementary Data

Reference is made to the Consolidated Financial Statements and Consolidated Financial Statement Schedule beginning on page F-1 for the required information.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15(d)-15(e) under the Securities Exchange Act of 1934, as amended, (the “Exchange Act”)). Based on that evaluation, the CEO and the CFO have concluded that our disclosure controls and procedures are effective.

Internal Controls over Financial Reporting

There have been no changes in our internal controls during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

As of December 31, 2007, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Controls — Integrated Framework.” Based on this assessment, management believes that, as of December 31, 2007, the Company maintained effective internal controls over financial reporting. Deloitte & Touche LLP, the independent registered accounting firm who audited our consolidated financial statements contained in this Form 10-K, has issued a report on our internal control over financial reporting, which is incorporated herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
General Growth Properties, Inc.
Chicago, Illinois

We have audited the internal control over financial reporting of General Growth Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007 of the Company and our report dated February 26, 2008 expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 26, 2008

Item 9B.  Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information which appears under the captions “Matters to be Voted Upon — Proposal 1 — Election of Class II Directors,” “Executive Officer and Beneficial Owner Information — Executive Officers,” “Corporate Governance-Committees of the Board of Directors-Audit Committee” and ‘‘-Nominating & Governance Committee” and “Executive Officer and Beneficial Owner Information — Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for our 2008 Annual Meeting of Stockholders is incorporated by reference into this Item 10.

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

Our Chief Executive Officer and Chief Financial Officer have signed certificates under Sections 302 and 906 of the Sarbanes-Oxley Act, which are filed as Exhibits 31.1 and 31.2 and 32.1 and 32.2, respectively, to this Annual Report. In addition, our Chief Executive Officer submitted his most recent annual certification to the NYSE pursuant to Section 303A 12(a) of the NYSE listing standards on May 16, 2007, in which he indicated that he was not aware of any violations of NYSE corporate governance listing standards.

Item 11.	Executive Compensation

The information which appears under the caption “Executive Compensation” in our proxy statement for our 2008 Annual Meeting of Stockholders is incorporated by reference into this Item 11; provided, however, that the Report of the Compensation Committee of the Board of Directors on Executive Compensation shall not be incorporated by reference herein, in any of our previous filings under the Securities Act of 1933, as amended, or the Exchange Act, or in any of our future filings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information which appears under the caption “Executive Officer and Beneficial Owner Information — Stock Ownership” in our proxy statement for our 2008 Annual Meeting of Stockholders is incorporated by reference into this Item 12.

The following table sets forth certain information with respect to shares of our common stock that may be issued under our equity compensation plans as of December 31, 2007.

(c)
Number of
Securities
	(a)		Remaining Available
	Number of		for Future Issuance
	Securities to be	(b)	Under Equity
	Issued upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in Column
Plan Category	and Rights	and Rights	(a))

Equity compensation plans approved by security holders(1)	5,731,579	$53.56	7,462,039(2)
Equity compensation plans not approved by security holders(3)	N/A	N/A	1,442,279

Total	5,731,579	$53.56	8,904,318

(1)	Includes shares of common stock under the 1993 Stock Incentive Plan (which terminated on April 4, 2003), the 1998 Incentive Stock Plan and the 2003 Incentive Stock Plan.

(2)	Includes 4,366,500 shares of common stock available for issuance under the 2003 Incentive Stock Plan and 3,095,539 shares of common stock available for issuance under the 1998 Incentive Stock Plan, which expires in 2008.

(3)	Represents shares of common stock under our Employee Stock Purchase Plan, which was adopted by the Board of Directors in November 1998. Under the Employee Stock Purchase Plan, eligible employees make payroll deductions over a six-month period, at which time the amounts withheld are used to purchase shares of common stock at a purchase price equal to 85% of the lesser of the closing price of a share of common stock on the first or last trading day of the purchase period. Purchases of common stock under the Employee Stock Purchase Plan are made on the first business day of the next month after the close of the purchase period. Under New York Stock Exchange rules then in effect, stockholder approval was not required for the Employee Stock Purchase Plan because it is a broad-based plan available generally to all employees.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information which appears under the captions “Corporate Governance-Director Independence,” and “-Certain Relationships and Related Party Transactions” in our proxy statement for our 2008 Annual Meeting of Stockholders is incorporated by reference into this Item 13.

Item 14.	Principal Accounting Fees and Services

The information which appears under the captions “Audit Related Matters-Auditor Fees and Services” and “-Audit Committee’s Pre-Approval Policies and Procedures” in our proxy statement for our 2008 Annual Meeting of Stockholders is incorporated by reference into this Item 14.

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

February 26, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew Bucksbaum Matthew Bucksbaum	Director, Chairman Emeritus	February 26, 2008

/s/ John Bucksbaum John Bucksbaum	Director, Chairman of the Board and Chief Executive Officer (Principal Executive Officer)	February 26, 2008

/s/ Robert Michaels Robert Michaels	Director, President and Chief Operating Officer	February 26, 2008

/s/ Bernard Freibaum Bernard Freibaum	Director, Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2008

/s/ Alan Cohen Alan Cohen	Director	February 26, 2008

/s/ Anthony Downs Anthony Downs	Director	February 26, 2008

/s/ Adam Metz Adam Metz	Director	February 26, 2008

/s/ Thomas Nolan, Jr. Thomas Nolan, Jr.	Director	February 26, 2008

/s/ John Riordan John Riordan	Director	February 26, 2008

/s/ Beth Stewart Beth Stewart	Director	February 26, 2008

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
General Growth Properties, Inc.
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of General Growth Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of GGP/Homart, Inc., GGP/Homart II L.L.C., and GGP-TRS L.L.C., the Company’s investments in which are accounted for by use of the equity method. The Company’s equity (deficit) of $(104,853,000) in GGP/Homart, Inc.’s net assets as of December 31, 2006, and of $30,204,000 and $31,425,000 in GGP/Homart, Inc.’s net income for each of the two years in the respective period ended December 31, 2006 are included in the accompanying financial statements. The Company’s equity of $281,518,000 and $81,926,000 in GGP/Homart II L.L.C.’s net assets as of December 31, 2007 and 2006, respectively, and of $17,163,000, $16,839,000, and $33,849,000 in GGP/Homart II L.L.C.’s net income for each of the three years in the respective period ended December 31, 2007 are included in the accompanying financial statements. The Company’s equity (deficit) of $(25,619,000) and $(30,170,000) in GGP-TRS L.L.C.’s net assets as of December 31, 2007 and 2006, respectively, and of $13,800,000, $15,004,000, and $19,308,000 in GGP-TRS L.L.C.’s net income for each of the three years in the respective period ended December 31, 2007 are included in the accompanying financial statements. The financial statements of GGP/Homart, Inc., GGP/Homart II L.L.C., and GGP-TRS L.L.C. were audited by other auditors related to the periods listed above whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such companies, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of General Growth Properties, Inc. and subsidiaries at December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7 to the consolidated financial statements, on January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting based on our audit.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 26, 2008

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

/s/ KPMG LLP

Chicago, Illinois
February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Members
GGP/Homart II, L.L.C.:

We have audited the consolidated balance sheets of GGP/Homart II, L.L.C. (a Delaware Limited Liability Company) and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, changes in members’ capital, and cash flows for each of the years in the three-year period ended December 31, 2007 (not presented separately herein). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GGP/Homart II, L.L.C. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Chicago, Illinois
February 22, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To Members
GGP — TRS, L.L.C.:

We have audited the consolidated balance sheets of GGP — TRS, L.L.C. (a Delaware Limited Liability Company) and subsidiaries (the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income and comprehensive income, changes in members’ capital, and cash flows for each of the years in the three-year period ended December 31, 2007 (not presented separately herein). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GGP — TRS, L.L.C. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Chicago, Illinois
February 22, 2008

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
	(Dollars in thousands)

Assets
Investment in real estate:
Land	$3,310,634	$2,952,477
Buildings and equipment	22,653,814	19,379,386
Less accumulated depreciation	(3,605,199)	(2,766,871)
Developments in progress	987,936	673,900

Net property and equipment	23,347,185	20,238,892
Investment in and loans to/from Unconsolidated Real Estate Affiliates	1,857,330	1,499,036
Investment land and land held for development and sale	1,639,372	1,655,838

Net investment in real estate	26,843,887	23,393,766
Cash and cash equivalents	99,534	97,139
Accounts and notes receivable, net	388,278	338,709
Goodwill	385,683	371,674
Deferred expenses, net	290,660	252,190
Prepaid expenses and other assets	806,277	787,967

Total assets	$28,814,319	$25,241,445

Liabilities and Stockholders’ Equity
Mortgages, notes and loans payable	$24,282,139	$20,521,967
Investment in and loans to/from Unconsolidated Real Estate Affiliates	53,964	172,421
Deferred tax liabilities	860,435	1,302,205
Accounts payable and accrued expenses	1,688,241	1,050,192

Total liabilities	26,884,779	23,046,785

Minority interests:
Preferred	121,482	182,828
Common	351,362	347,753

Total minority interests	472,844	530,581

Commitments and Contingencies	—	—
Preferred Stock: $100 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Stockholders’ Equity:
Common stock: $.01 par value; 875,000,000 shares authorized, 245,704,746 and 242,357,416 shares issued as of December 31, 2007 and 2006, respectively	2,457	2,424
Additional paid-in capital	2,601,296	2,533,898
Retained earnings (accumulated deficit)	(1,087,080)	(868,391)
Accumulated other comprehensive income	35,658	9,582
Less common stock in treasury, at cost, 1,806,650 and 290,787 shares as of December 31, 2007 and 2006, respectively	(95,635)	(13,434)

Total stockholders’ equity	1,456,696	1,664,079

Total liabilities and stockholders’ equity	$28,814,319	$25,241,445

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2007	2006	2005
	(Dollars in thousands, except for per share amounts)

Revenues:
Minimum rents	$1,933,674	$1,753,508	$1,670,387
Tenant recoveries	859,801	773,034	754,836
Overage rents	89,016	75,945	69,628
Land sales	145,649	423,183	385,205
Management and other fees	106,584	115,798	91,022
Other	127,077	114,815	101,626

Total revenues	3,261,801	3,256,283	3,072,704

Expenses:
Real estate taxes	246,484	218,549	206,193
Repairs and maintenance	216,536	199,078	195,292
Marketing	54,664	48,626	63,522
Other property operating costs	421,228	373,020	390,051
Land sales operations	244,308	316,453	311,815
Provision for doubtful accounts	5,426	22,078	13,868
Property management and other costs	198,610	181,033	144,526
General and administrative	37,005	18,800	15,539
Litigation provision	89,225	—	—
Depreciation and amortization	670,454	690,194	672,914

Total expenses	2,183,940	2,067,831	2,013,720

Operating income	1,077,861	1,188,452	1,058,984
Interest income	8,641	11,585	10,416
Interest expense	(1,174,097)	(1,117,437)	(1,031,241)

Income (loss) before income taxes, minority interest and equity in income of Unconsolidated Real Estate Affiliates	(87,595)	82,600	38,159
Benefit from (provision for) income taxes	294,160	(98,984)	(51,289)
Minority interest	(77,012)	(37,761)	(43,989)
Equity in income of Unconsolidated Real Estate Affiliates	158,401	114,241	120,986

Income from continuing operations	287,954	60,096	63,867

Discontinued operations, net of minority interests:
Income from operations	—	—	6,568
Gain (loss) on dispositions	—	(823)	5,118

Income (loss) from discontinued operations	—	(823)	11,686

Net income	$287,954	$59,273	$75,553

Basic Earnings Per Share
Continuing operations	$1.18	$0.25	$0.27
Discontinued operations	—	—	0.05

Total basic earnings per share	$1.18	$0.25	$0.32

Diluted Earnings Per Share
Continuing operations	$1.18	$0.24	$0.27
Discontinued operations	—	—	0.05

Total diluted earnings per share	$1.18	$0.24	$0.32

Comprehensive Income, Net:
Net income	$287,954	$59,273	$75,553
Other comprehensive income, net of minority interest:
Net unrealized gains (losses) on financial instruments	(2,295)	(3,316)	9,554
Accrued pension adjustment	243	(2)	(374)
Foreign currency translation	28,131	2,728	4,920
Unrealized gains (losses) on available-for-sale securities	(3)	(282)	39

Total other comprehensive income (loss), net of minority interest	26,076	(872)	14,139

Comprehensive income, net	$314,030	$58,401	$89,692

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

				Notes
			Retained	Receivable-	Accumulated
		Additional	Earnings	Common	Other		Total
	Common	Paid-In	(Accumulated	Stock	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Deficit)	Purchase	Income (Loss)	Stock	Equity
	(Dollars in thousands)

Balance, January 1, 2005	$2,347	$2,377,177	$(227,511)	$(5,178)	$(3,685)	$—	$2,143,150
Net income			75,553				75,553
Cash distributions declared ($1.49 per share)			(353,665)				(353,665)
Conversion of operating partnership units to common stock (2,470,368 common shares)	25	23,907					23,932
Conversion of convertible preferred units to common stock (729,890 common shares)	7	14,330					14,337
Issuance of common stock, net of employee stock option loan/repayments (1,322,720 common shares) (545,204 treasury shares)	13	40,135	(7,892)	5,178		24,522	61,956
Tax benefit from stock option exercises		3,328					3,328
Shares issued pursuant to CSA (551,985 common shares) (1,000,400 treasury shares)	6	19,393	(5,040)			44,696	59,055
Restricted stock grant, net of compensation expense (66,000 common shares)	1	3,116					3,117
Purchase of treasury stock (2,214,000 treasury shares)						(99,580)	(99,580)
Other comprehensive income					14,139		14,139
Adjustment for minority interest in operating partnership		(12,404)					(12,404)

Balance, December 31, 2005	$2,399	$2,468,982	$(518,555)	$—	$10,454	$(30,362)	1,932,918

Net income			59,273				59,273
Cash distributions declared ($1.68 per share)			(403,831)				(403,831)
Conversion of operating partnership units to common stock (808,173 common shares)	8	5,784					5,792
Conversion of convertible preferred units to common stock (526,464 common shares)	5	10,021					10,026
Issuance of common stock (971,238 common shares) (563,185 treasury shares)	10	34,333	(5,278)			26,018	55,083
Tax benefit from stock option exercises		267					267
Shares issued pursuant to CSA (87,495 common shares) (1,727,524 treasury shares)	1	4,895				76,835	81,731
Restricted stock grant, net of compensation expense (99,000 common shares)	1	2,807					2,808
Purchase of treasury stock (1,913,100 treasury shares)						(85,925)	(85,925)
Other comprehensive income					(872)		(872)
Adjustment for minority interest in operating partnership		6,809					6,809

Balance, December 31, 2006	$2,424	$2,533,898	$(868,391)	$—	$9,582	$(13,434)	$1,664,079
Cumulative effect of adoption of FIN 48			(54,128)				(54,128)

Adjusted balance, January 1, 2007	$2,424	$2,533,898	$(922,519)	$—	$9,582	$(13,434)	$1,609,951
Net income			287,954				287,954
Cash distributions declared ($1.85 per share)			(450,854)				(450,854)
Conversion of operating partnership units to common stock (1,086,961 common shares)	11	7,684					7,695
Conversion of convertible preferred units to common stock (29,269 common shares)		488					488
Issuance of common stock (1,582,968 common shares) (144,068 treasury shares)	15	64,022	(1,661)			6,657	69,033
Tax benefit from stock option exercises		3,531					3,531
Shares issued pursuant to CSA (551,632 common shares) (146,969 treasury shares)	6	29,875				6,790	36,671
Restricted stock grant, net of compensation expense (96,500 common shares)	1	2,695					2,696
Purchase of treasury stock (1,806,900 treasury shares)						(95,648)	(95,648)
Other comprehensive income					26,076		26,076
Adjustment for minority interest in operating partnership		(40,897)					(40,897)

Balance, December 31, 2007	$2,457	$2,601,296	$(1,087,080)	$—	$35,658	$(95,635)	$1,456,696

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash Flows from Operating Activities:
Net income	$287,954	$59,273	$75,553
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	77,012	37,761	45,488
Equity in income of Unconsolidated Real Estate Affiliates	(158,401)	(114,241)	(120,986)
Provision for doubtful accounts	5,426	22,078	13,876
Distributions received from Unconsolidated Real Estate Affiliates	124,481	111,864	119,602
Depreciation	635,873	663,523	657,358
Amortization	34,581	26,671	21,037
Amortization of debt market rate adjustment and other non-cash interest expense	(11,073)	(13,570)	(32,672)
Participation expense pursuant to Contingent Stock Agreement	31,884	110,740	106,285
Land/residential development and acquisitions expenditures	(243,323)	(200,367)	(170,026)
Cost of land sales	48,794	175,184	181,301
Impairment of investment land and land held for development and sale	127,600	—	—
Deferred income taxes including tax restructuring benefit	(368,136)	58,252	28,596
Straight-line rent amortization	(24,334)	(34,176)	(33,994)
Amortization of intangibles other than in-place leases	(20,945)	(41,668)	(29,254)
Net changes:
Accounts and notes receivable	(21,868)	(23,091)	(51,131)
Prepaid expenses and other assets	53,819	28,165	(69,379)
Deferred expenses	(37,878)	(46,741)	(73,048)
Accounts payable and accrued expenses	135,980	(30,733)	122,208
Other, including insurance recoveries, net	29,970	27,427	51,164

Net cash provided by operating activities	707,416	816,351	841,978

Cash Flows from Investing Activities:
Acquisition/development of real estate and property additions/improvements	(1,495,334)	(699,403)	(497,977)
Proceeds from sales of investment properties	3,252	23,117	143,543
Increase in investments in Unconsolidated Real Estate Affiliates	(441,438)	(285,747)	(195,642)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	303,265	627,869	260,639
Loans (to) from Unconsolidated Real Estate Affiliates, net	(161,892)	67,821	126,500
(Increase) decrease in restricted cash	(11,590)	12,017	(22,950)
Other, including insurance recoveries, net	22,805	43,926	31,690

Net cash used in investing activities	(1,780,932)	(210,400)	(154,197)

Cash Flows from Financing Activities:
Proceeds from issuance of mortgages, notes and loans payable	4,456,863	9,366,183	3,907,254
Principal payments on mortgages, notes and loans payable	(2,692,907)	(9,383,378)	(3,791,978)
Deferred financing costs	(28,422)	(38,916)	(6,984)
Cash distributions paid to common stockholders	(450,854)	(403,831)	(353,665)
Cash distributions paid to holders of Common Units	(96,978)	(88,992)	(80,885)
Cash distributions paid to holders of perpetual and convertible preferred units	(13,873)	(17,546)	(27,329)
Proceeds from issuance of common stock, including from common stock plans	60,625	49,267	45,208
Redemption of preferred minority interests	(60,000)	—	(183,000)
Purchase of treasury stock	(95,648)	(85,925)	(98,939)
Other, net	(2,895)	(8,465)	(34,253)

Net cash provided by (used in) financing activities	1,075,911	(611,603)	(624,571)

Net change in cash and cash equivalents	2,395	(5,652)	63,210
Cash and cash equivalents at beginning of period	97,139	102,791	39,581

Cash and cash equivalents at end of period	$99,534	$97,139	$102,791

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,272,823	$1,170,929	$1,074,874
Interest capitalized	86,606	58,019	54,260
Taxes paid	96,133	34,743	8,170
Non-Cash Investing and Financing Activities:
Common stock issued in exchange for Operating Partnership Units	$7,695	$5,792	$23,932
Common stock issued in exchange for convertible preferred units	488	10,026	14,337
Common stock issued pursuant to Contingent Stock Agreement	36,671	81,731	59,055
Acquisition of joint venture partner share of GGP/Homart Inc. in 2007, GGP Ivanhoe IV, Inc. in 2006, and disposition of certain properties in 2005, respectively:
Total assets	3,331,032	169,415	(134,166)
Total liabilities	2,381,942	169,415	(125,925)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Organization

General

General Growth Properties, Inc. (“GGP”), a Delaware corporation, is a self-administered and self-managed real estate investment trust, referred to as a “REIT.” GGP was organized in 1986 and through its subsidiaries and affiliates operates, develops, acquires and manages retail and other rental properties, primarily shopping centers, which are located primarily throughout the United States. GGP also holds assets through its international Unconsolidated Real Estate Affiliates in Brazil, Turkey and Costa Rica in which GGP has invested approximately $237.1 million at December 31, 2007. Additionally, GGP develops and sells land for residential, commercial and other uses primarily in large-scale, long-term master planned communities projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas. In these notes, the terms “we,” “us” and “our” refer to GGP and its subsidiaries (the “Company”).

Substantially all of our business is conducted through GGP Limited Partnership (the “Operating Partnership” or “GGPLP”). As of December 31, 2007, ownership of the Operating Partnership was as follows:

82%	GGP, as sole general partner
16	Limited partners that indirectly include family members of the original stockholders of the Company. Represented by common units of limited partnership interest (the “Common Units”)
2	Limited partners that include subsequent contributors of properties to the Operating Partnership which are also represented by Common Units.

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

Shareholder Rights Plan

We have a shareholder rights plan which will impact a potential acquirer unless the acquirer negotiates with our Board of Directors and the Board of Directors approves the transaction. Pursuant to this plan, one preferred share

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

purchase right (a “Right”) is attached to each currently outstanding or subsequently issued share of our common stock. Prior to becoming exercisable, the Rights trade together with our common stock. In general, the Rights will become exercisable if a person or group acquires or announces a tender or exchange offer for 15% or more of our common stock. Each Right entitles the holder to purchase from GGP one-third of one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $100 per share (the “Preferred Stock”), at an exercise price of $148 per one one-thousandth of a share, subject to adjustment. If a person or group acquires 15% or more of our common stock, each Right will entitle the holder (other than the acquirer) to purchase shares of our common stock (or, in certain circumstances, cash or other securities) having a market value of twice the exercise price of a Right at such time. Under certain circumstances, each Right will entitle the holder (other than the acquirer) to purchase the common stock of the acquirer having a market value of twice the exercise price of a Right at such time. In addition, under certain circumstances, our Board of Directors may exchange each Right (other than those held by the acquirer) for one share of our common stock, subject to adjustment. If the Rights become exercisable, holders of common units of partnership interest in the Operating Partnership, other than GGP, will receive the number of Rights they would have received if their units had been redeemed and the purchase price paid in our common stock. The Rights expire on November 18, 2008, but may be extended or redeemed earlier by our Board of Directors for one-third of $0.01 per Right.

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Impairment

Our real estate assets, including developments in progress and investment land and land held for development and sale, are reviewed for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment indicators for our retail and other segment are assessed separately for each property and include, but are not limited to, significant decreases in real estate property net operating income and occupancy percentages. Impairment indicators for our master planned communities segment are assessed separately for each community and include, but are not limited to, significant decreases in sales pace or average selling prices, significant increases in expected land development and construction costs or cancellation rates, and projected losses on expected future land sales. Impairment indicators for developments in progress or other developments are assessed by project and include, but are not limited to, significant changes in projected completion dates, development costs and market factors.

If an indicator of potential impairment exists, the asset would be tested for recoverability by comparing its carrying value to the estimated future undiscounted operating cash flow. A real estate asset is considered to be impaired when the estimated future undiscounted operating cash flow is less than its carrying value. To the extent an impairment has occurred, the excess of the carrying value of the asset over its estimated fair value will be expensed to operations.

Based on the results of our evaluations, we recognized a non-cash impairment charge of $127.6 million in 2007 related to our Columbia and Fairwood properties in our master planned communities segment. The carrying value of the investment land and land held for development and sale that was impacted by this non-cash impairment charge totaled $1.64 billion at December 31, 2007 and $1.66 billion at December 31, 2006. This impairment charge is included in land sales operations in our Consolidated Statements of Income and Comprehensive Income.

There were no impairments present for our retail and other segment as of December 31, 2007.

Acquisitions of Operating Properties

Acquisitions of properties are accounted for utilizing the purchase method and, accordingly, the results of operations of acquired properties are included in our results of operations from the respective dates of acquisition. Estimates of future cash flows and other valuation techniques are used to allocate the purchase price of acquired property between land, buildings and improvements, equipment, debt liabilities assumed and identifiable intangible assets and liabilities such as amounts related to in-place at-market tenant leases, acquired above and below-market tenant and ground leases and tenant relationships. Initial valuations are subject to change until such information is finalized no later than 12 months from the acquisition date.

The fair values of tangible assets are determined on an “if-vacant” basis. The “if-vacant” fair value is allocated to land, where applicable, buildings, tenant improvements and equipment based on comparable sales and other relevant information obtained in connection with the acquisition of the property.

The estimated fair value of acquired in-place at-market tenant leases are the costs we would have incurred to lease the property to the occupancy level of the property at the date of acquisition. Such estimate includes the fair value of leasing commissions, legal costs and tenant coordination costs that would be incurred to lease the property to this occupancy level. Additionally, we evaluate the time period over which such occupancy level would be achieved and include an estimate of the net operating costs (primarily real estate taxes, insurance and utilities) incurred during the lease-up period, which generally ranges up to one year. Acquired in-place at-market tenant leases are amortized over periods that approximate the related lease terms.

Intangible assets and liabilities are also recorded for above-market and below-market in-place tenant and ground leases where we are either the lessor or the lessee. Above-market and below-market in-place tenant and ground lease values are recorded based on the present value (using an interest rate which reflects the risks associated with the leases acquired) of the difference between the contractual amounts to be received or paid pursuant to the in-place leases and our estimate of fair market lease rates for the corresponding in-place leases, measured over a period equal

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

to the remaining non-cancelable term of the leases. Above and below-market lease values are amortized over the remaining non-cancelable terms of the respective leases (averaging approximately five years for tenant leases and approximately 50 years for ground leases).

Due to existing contacts and relationships with tenants at our currently owned properties and at properties currently managed for others, no significant value has been ascribed to the tenant relationships at the acquired properties.

The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill is not amortized but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Since each individual rental property or each operating property is an operating segment, which is each considered a reporting unit, we perform this test by comparing the fair value of each property with our book value of the property, including goodwill. If the implied fair value of goodwill is less than the book value of goodwill, then an impairment charge would be recorded. As of December 31, 2007 and 2006, we do not believe that any of our goodwill is impaired.

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

For those joint ventures where we own less than approximately a 5% interest and have virtually no influence on the joint venture’s operating and financial policies, we account for our investments using the cost method.

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

	2007	2006	2005
	(In thousands)

Proceeds from sales of available-for-sale securities	$3,720	$4,982	$27,740
Gross realized gains on available-for-sale securities	643	578	3,416

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Deferred Expenses

Deferred expenses consist principally of financing fees and leasing costs and commissions. Deferred financing fees are amortized to interest expense using the interest method (or other methods which approximate the interest method) over the terms of the respective agreements. Deferred leasing costs and commissions are amortized using the straight-line method over periods that approximate the related lease terms. Deferred expenses in our Consolidated Balance Sheets are shown at cost, net of accumulated amortization of $210.1 million as of December 31, 2007 and $151.0 million as of December 31, 2006.

Minority Interests — Common (Note 12)

Minority Interests — Common includes income allocated to holders of the Common Units (the “OP Minority Interests”) as well as to minority interest venture partners in consolidated joint ventures. Income is allocated to the OP Minority Interests based on their ownership percentage of the Operating Partnership. This ownership percentage, as well as the total net assets of the Operating Partnership, changes when additional shares of our common stock or Common Units are issued. Such changes result in an allocation between stockholders’ equity and Minority Interests-Common in the Consolidated Balance Sheets. Due to the number of such capital transactions that occur each period, we have presented a single net effect of all such allocations for the period as the “Adjustment for Minority Interest in Operating Partnership” in our Consolidated Statements of Stockholders’ Equity (rather than separately allocating the minority interest for each individual capital transaction).

Treasury Stock

We account for repurchases of common stock using the cost method with common stock in treasury classified in the Consolidated Balance Sheets as a reduction of stockholders’ equity. Treasury stock is reissued at average cost.

Revenue Recognition and Related Matters

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates and accretion related to above and below-market tenant leases on acquired properties. Termination income recognized for the years ended December 31, 2007, 2006 and 2005 was approximately $35.4 million, $31.2 million and $17.6 million, respectively. Accretion related to above and below-market tenant leases for the years ended December 31, 2007, 2006 and 2005 was approximately $31.0 million, $39.7 million and $34.7 million, respectively.

Straight-line rents receivable, which represent the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases, of approximately $201.9 million as of December 31, 2007 and $159.2 million as of December 31, 2006 are included in Accounts and notes receivable, net in our Consolidated Balance Sheets.

We provide an allowance for doubtful accounts against the portion of accounts receivable, including straight-line rents, which is estimated to be uncollectible. Such allowances are reviewed periodically based upon our recovery experience. We also evaluate the probability of collecting future rent which is recognized currently under a straight-line methodology. This analysis considers the long-term nature of our leases, as a certain portion of the straight-line

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

rent currently recognizable will not be billed to the tenant until many years into the future. Our experience relative to unbilled deferred rent receivable is that a certain portion of the amounts recorded as straight-line rental revenue are never collected from (or billed to) tenants due to early lease terminations. For that portion of the otherwise recognizable deferred rent that is not deemed to be probable of collection, no revenue is recognized. Accounts receivable in our Consolidated Balance Sheets are shown net of an allowance for doubtful accounts of $68.5 million as of December 31, 2007 and $56.9 million as of December 31, 2006.

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

On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold that a tax position is required to meet before recognition in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. Prior to adoption of FIN 48, we did not treat either interest or penalties related to tax uncertainties as part of income tax expense. With the adoption of FIN 48, we have chosen to change this accounting policy. As a result, we recognize

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and report interest and penalties, if necessary, within our provision for income tax expense from January 1, 2007 forward.

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

Dilutive EPS excludes anti-dilutive options where the exercise price was higher than the average market price of our common stock and options for which requirements for vesting were not satisfied. Such options totaled 3,754,458 in 2007, 2,250,227 in 2006 and 1,026,777 in 2005. Outstanding Common Units have also been excluded from the diluted earnings per share calculation because there would be no effect on EPS as the minority interests’ share of income would also be added back to net income. Finally, the exchangeable senior notes that were issued in April 2007 (Note 6) are also excluded from EPS because the conditions for exchange were not satisfied as of December 31, 2007.

Information related to our EPS calculations is summarized as follows:

	Years Ended December 31,
	2007		2006		2005
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(In thousands)

Numerators:
Income from continuing operations	$287,954	$287,954	$60,096	$60,096	$63,867	$63,867
Discontinued operations, net of minority interests	—	—	(823)	(823)	11,686	11,686

Net income available to common stockholders	$287,954	$287,954	$59,273	$59,273	$75,553	$75,553

Denominators:
Weighted average number of common shares outstanding — basic	243,992	243,992	241,222	241,222	237,673	237,673
Effect of dilutive securities — stock options	—	546	—	832	—	796

Weighted average number of common shares outstanding — diluted	243,992	244,538	241,222	242,054	237,673	238,469

Derivative Financial Instruments

We use derivative financial instruments to reduce risk associated with movements in interest rates. We may choose or be required by lenders to reduce cash flow and earnings volatility associated with interest rate risk exposure on

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

All of our interest rate swap and other derivative financial instruments qualify as cash flow hedges and hedge our exposure to forecasted interest payments on variable-rate LIBOR-based debt. Accordingly, the effective portion of the instruments’ gains or losses is reported as a component of other comprehensive income and reclassified into earnings when the related forecasted transactions affect earnings. If we discontinue a cash flow hedge because it is no longer probable that the original forecasted transaction will occur, or if a hedge is deemed no longer effective, the net gain or loss in accumulated other comprehensive income (loss) is immediately reclassified into earnings.

We have not recognized any losses as a result of hedge discontinuance and the expense that we recognized related to changes in the time value of interest rate cap agreements and ineffective hedges were insignificant for 2007, 2006 and 2005.

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

	2007		2006
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In millions)

Fixed-rate debt	$20,840	$20,596	$17,018	$16,854
Variable-rate debt	3,442	3,361	3,504	3,518

	$24,282	$23,957	$20,522	$20,372

Stock — Based Compensation Expense

On January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share — Based Payment,” (“SFAS 123(R)”). SFAS 123(R) requires companies to estimate the fair value of share — based payment awards on the date of grant using an option — pricing model. The value of the portion of

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Consolidated Statements of Income and Comprehensive Income. SFAS 123(R) replaces SFAS No. 123, “Accounting for Stock — Based Compensation” (“SFAS 123”) which we adopted in the second quarter of 2002. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). We have applied the provisions of SAB 107 in our adoption of SFAS 123(R).

We adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006. Our Consolidated Financial Statements as of and for the years ended December 31, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). Because we had previously adopted SFAS 123, the impact of the adoption of SFAS 123(R) was not significant to our Consolidated Financial Statements. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Under SFAS 123, we did not estimate forfeitures for options issued pursuant to our Incentive Stock Plans. The cumulative effect of estimating forfeitures for these plans decreased compensation expense by approximately $128 thousand for the year ended December 31, 2007 and $150 thousand for the year ended December 31, 2006 and has been reflected in our Consolidated Statements of Income and Comprehensive Income.

Prior to the adoption of SFAS 123 in the second quarter of 2002, we accounted for stock — based awards using the intrinsic value method in accordance with APB 25 as allowed under SFAS 123. Under the intrinsic value method, compensation cost is recognized for common stock awards or stock options only if the quoted market price of the stock as of the grant date (or other measurement date, if later) is greater than the amount the grantee must pay to acquire the stock. Because the exercise price of stock options and the fair value of restricted stock grants equaled the fair market value of the underlying stock at the date of grant, no compensation expense related to grants issued under the 1993 Stock Incentive Plan was recognized. As a result of the cash settlement option available for threshold — vesting stock options (“TSOs”) issued prior to 2004, compensation expense equal to the change in the market price of our stock at the end of each reporting period continues to be recognized for all such unexercised TSOs.

On November 10, 2005, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position No. 123(R)-3 “Transition Election Related to Accounting for Tax Effects of Share — Based Payment Awards.” The transition methods include procedures to establish the beginning balance of the additional paid — in capital pool (“APIC pool”) related to the tax effects of employee stock — based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock — based compensation awards that are outstanding upon adoption of SFAS 123(R). We have adopted the transition guidance in SFAS 123(R) and not the alternative method described in this FASB staff position.

Foreign Currency Translation

The functional currencies for our international joint ventures are their local currencies. Assets, liabilities of these investments are translated at the rate of exchange in effect on the balance sheet date and operations are translated at the average exchange for the period. Translation adjustments resulting from this process are accumulated in stockholders’ equity as a component of accumulated other comprehensive income (loss).

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

related amortization periods of deferred costs and intangibles, particularly with respect to acquisitions, and cost ratios and completion percentages used for land sales. Actual results could differ from these and other estimates.

Reclassifications and Corrections

Certain amounts in the 2006 and 2005 Consolidated Financial Statements have been reclassified to conform to the current year presentation.

Note 3	Acquisitions and Intangibles

GGP/Homart I Acquisition

On July 6, 2007, we acquired the fifty percent interest owned by New York State Common Retirement Fund (“NYSCRF”) in the GGP/Homart I portfolio (described below). This acquisition was the result of an election by NYSCRF to exercise its exchange right, in accordance with the GGP/Homart I Stockholders Agreement, with respect to its ownership in GGP/Homart I (“the Homart I acquisition”). The acquisition price for NYSCRF’s ownership interest was approximately $1.20 billion in cash (including deferred amounts) and the assumption of approximately $1.04 billion of existing mortgage debt (at fair value) representing NYSCRF’s share of the total mortgage debt of GGP/Homart I. The cash purchase price was primarily funded by a $750 million bank loan which, including amortization of the fees, bears interest at LIBOR plus 140 basis points and by an agreement to pay NYSCRF $254 million pursuant to a five year interest-only note. The note arose out of the January 2008 settlement of NYSCRF’s arbitration claims relating to, among other things, the method used to compute the total purchase price payable to NYSCRF for the exchange. The note is secured by our ownership interest in GGP/Homart II (another joint venture owned on a 50/50 basis with NYSCRF) and bears interest at changing rates (initially, approximately 5.6% per annum) computed according to a formula based on mortgage loans to be obtained on, and secured by, three specified properties owned by GGP/Homart II. After setting aside certain monies relating to future development and expansion expenses for various GGP/Homart II properties, the note requires that we make principal payments to NYSCRF to the extent we receive distributions of any excess proceeds (as defined in the note) from GGP/Homart II attributable to such three mortgage loans.

As a result of this transaction, we own 100% of the GGP/Homart I portfolio and subsequently have consolidated the respective operations from the acquisition date. The properties in the GGP/Homart I portfolio include: Arrowhead Towne Center (a 33.3% unconsolidated interest), Bay City Mall, Brass Mill Center and Commons, Chula Vista Center, Columbiana Centre, Deerbrook Mall, Lakeland Square Mall, Moreno Valley Mall, Neshaminy Mall (a 50% unconsolidated interest), Newgate Mall, Newpark Mall, North Point Mall, The Parks at Arlington, Pembroke Lakes Mall, The Shoppes at Buckland Hills, Steeplegate Mall, Superstition Springs Center (a 33.3% unconsolidated interest), Tysons Galleria, Vista Ridge Mall, Washington Park Mall, West Oaks Mall, The Woodlands Mall and a parcel of land at East Mesa.

The aggregate purchase price was as follows:

(In thousands)

Cash paid	$949,090
Debt assumed	1,055,057
Acquisition and other costs, including deferred purchase price obligation	254,677

Total purchase price	$2,258,824

The following table summarizes the allocation of the purchase price to the net assets acquired at the date of acquisition (see also Note 17 — Pro Forma Financial Information). These allocations were based on the relative fair values of the assets acquired and liabilities assumed. Because these fair values were based on currently available

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

information and assumptions and estimates that we believe are reasonable at this time, they are subject to reallocation as additional information, particularly with respect to liabilities assumed, becomes available.

	(In thousands)

Assets
Land		250,194
Buildings and equipment		1,660,372
In-place lease value		44,309
Developments in progress		8,477
Investment in and loans to/from Unconsolidated Real Estate Affiliates		137,973
Cash		11,240
Tenant accounts receivable		5,156
Prepaid expenses and other assets:
Above-market tenant leases	43,782
Other	178,021

Total Prepaid expenses and other assets		221,803

Total Assets		2,339,524
Liabilities
Current liabilities		31,396
Debt mark-to-market adjustments		(12,883)
Below-market tenant leases		62,188

Total Liabilities		80,701

Total Net Assets Acquired		$2,258,824

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets and Liabilities

The following table summarizes our intangible assets and liabilities:

		Accumulated
	Gross Asset	(Amortization)/
	(Liability)	Accretion	Net Carrying Amount
	(In thousands)

As of December 31, 2007
Tenant leases:
In-place value	$679,329	$(361,172)	$318,157
Above-market	148,057	(72,772)	75,285
Below-market	(324,088)	196,447	(127,641)
Ground leases:
Above-market	(16,968)	1,479	(15,489)
Below-market	293,435	(19,590)	273,845
Real estate tax stabilization agreement	91,879	(12,425)	79,454
As of December 31, 2006
Tenant leases:
In-place value	$667,492	$(314,270)	$353,222
Above-market	107,157	(53,176)	53,981
Below-market	(294,052)	176,089	(117,963)
Ground leases:
Above-market	(16,968)	1,007	(15,961)
Below-market	293,435	(12,919)	280,516
Real estate tax stabilization agreement	91,879	(8,501)	83,378

Changes in gross asset (liability) balances in 2007 are the result of the Homart I acquisition, the acquisition of the minority interest in two consolidated joint ventures and our policy of writing off fully amortized intangible assets.

The gross asset balances of the in-place value of tenant leases are included in Buildings and equipment in our Consolidated Balance Sheets. The above-market and below-market tenant and ground leases as well as the real estate tax stabilization agreement intangible asset are included in Prepaid expenses and other assets and Accounts payable and accrued expenses as detailed in Note 11.

Amortization/accretion of these intangible assets and liabilities, and similar assets and liabilities from our Unconsolidated Real Estate Affiliates at our share, decreased our income (excluding the impact of minority interest and the provision for income taxes) by approximately $62.5 million in 2007, $118.2 million in 2006 and $157.5 million in 2005.

Future amortization, including our share of such items from Unconsolidated Real Estate Affiliates, is estimated to decrease income (excluding the impact of minority interest and the provision for income taxes) by approximately $65 million in 2008, $70 million in 2009, $60 million in 2010, $50 million in 2011, and $40 million in 2012.

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Maryland. The sales closed in December 2005. As a result of the dispositions, we recognized a loss of approximately $1.3 million in 2006 and a gain of approximately $6.2 million in 2005, both before minority interest.

Pursuant to SFAS No. 144, the operations of these properties (net of minority interests) have been reported as discontinued operations in the accompanying consolidated financial statements. Revenues and income before minority interest for these TRCLP office/industrial properties for the year ended December 31, 2005 was $24.3 million and $8.1 million, respectively.

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

In certain circumstances, we have debt obligations in excess of our pro rata share of the debt of our Unconsolidated Real Estate Affiliates (“Retained Debt”). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness of such Unconsolidated Real Estate Affiliates. The proceeds of the Retained Debt which are distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates. In the event that the Unconsolidated Real Estate Affiliates do not generate sufficient cash flow to pay debt service, by agreement with our partners, our distributions may be reduced or we may be required to contribute funds in an amount equal to the debt service on Retained Debt. Such Retained Debt totaled $163.3 million as of December 31, 2007 and $170.1 million as of December 31, 2006, and has been reflected as a reduction in our investment in Unconsolidated Real Estate Affiliates. In other circumstances, the Company, in connection with the debt obligations of certain Unconsolidated Real Estate Affiliates, has agreed to provide supplemental guarantees or master-lease commitments to provide to the debt holders additional credit-enhancement or security. We currently do not expect to be required to perform pursuant to any of such supplemental credit-enhancement provisions for our Unconsolidated Real Estate Affiliates.

The significant accounting policies used by the Unconsolidated Real Estate Affiliates are the same as ours.

Condensed Combined Financial Information of Unconsolidated Real Estate Affiliates

Following is summarized financial information for our Unconsolidated Real Estate Affiliates as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005. Certain 2006 and 2005 amounts have been reclassified to conform to the 2007 presentation.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	December 31,	December 31,
	2007	2006
	(In thousands)

Condensed Combined Balance Sheets — Unconsolidated Real Estate Affiliates
Assets:
Land	$917,244	$988,018
Buildings and equipment	7,136,053	8,158,030
Less accumulated depreciation	(1,361,649)	(1,590,812)
Developments in progress	645,156	551,464

Net property and equipment	7,336,804	8,106,700
Investment in unconsolidated joint ventures	—	45,863
Investment land and land held for development and sale	287,962	290,273

Net investment in real estate	7,624,766	8,442,836
Cash and cash equivalents	224,048	180,203
Accounts and notes receivable, net	133,747	165,049
Deferred expenses, net	166,201	155,051
Prepaid expenses and other assets	445,113	470,885

Total assets	$8,593,875	$9,414,024

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$6,215,426	$7,752,889
Accounts payable and accrued expenses	715,519	558,974
Owners’ equity	1,662,930	1,102,161

Total liabilities and owners’ equity	$8,593,875	$9,414,024

Investment In and Loans To/From Unconsolidated Real Estate Affiliates, Net
Owners’ equity	$1,662,930	$1,102,161
Less joint venture partners’ equity	(853,459)	(600,412)
Capital or basis differences and loans	993,895	824,866

Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$1,803,366	$1,326,615

Reconciliation — Investment In and Loans To/From Unconsolidated Real Estate Affiliates
Asset — Investment in and loans to/from Unconsolidated Real Estate Affiliates	$1,857,330	$1,499,036
Liability — Investment in and loans to/from Unconsolidated Real Estate Affiliates	(53,964)	(172,421)

Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$1,803,366	$1,326,615

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Condensed Combined Statements of Income — Unconsolidated Real Estate Affiliates
Revenues:
Minimum rents	$829,356	$864,368	$795,185
Tenant recoveries	358,941	378,413	365,325
Overage rents	25,314	31,889	28,592
Land sales	161,938	162,790	158,181
Management and other fees	41,538	15,712	—
Other	156,822	164,019	126,069

Total revenues	1,573,909	1,617,191	1,473,352

Expenses:
Real estate taxes	104,523	119,426	112,225
Repairs and maintenance	84,840	88,243	87,816
Marketing	25,275	26,485	29,561
Other property operating costs	293,568	311,267	239,194
Land sales operations	91,539	103,519	89,561
Provision for doubtful accounts	4,185	1,494	10,182
Property management and other costs	94,268	77,290	59,548
General and administrative	19,013	7,947	2,684
Litigation provision	89,225	—	—
Depreciation and amortization	259,015	269,327	257,153

Total expenses	1,065,451	1,004,998	887,924

Operating income	508,458	612,193	585,428
Interest income	26,334	30,498	14,432
Interest expense	(355,917)	(361,114)	(304,368)
Provision for income taxes	(9,263)	(1,274)	(1,157)
Minority interest	(163)	(588)	—
Equity in income of unconsolidated joint ventures	3,389	6,509	5,384

Income from continuing operations	172,838	286,224	299,719

Discontinued operations, including gain on dispositions	106,016	18,115	438

Net income	$278,854	$304,339	$300,157

Equity In Income of Unconsolidated Real Estate Affiliates
Net income	$278,854	$304,339	$300,157
Joint venture partners’ share of income	(187,672)	(160,099)	(157,756)
Amortization of capital or basis differences	(19,019)	(22,083)	(20,844)
Special allocation of litigation provision to GGPLP	89,225	—	—
Elimination of Unconsolidated Real Estate Affiliates loan interest	(2,987)	(7,916)	(571)

Equity in income Unconsolidated Real Estate Affiliates	$158,401	$114,241	$120,986

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Financial Information of Individually Significant Unconsolidated Real Estate Affiliates

The following is summarized financial information for certain individually significant Unconsolidated Real Estate Affiliates as of December 31, 2007 and 2006 and for the years ended December 31, 2007, 2006 and 2005. Our investment in such affiliates varies from a strict ownership percentage due to capital or basis differences or loans and related amortization.

GGP/Homart II

We own 50% of the membership interest of GGP/Homart II L.L.C. (“GGP/Homart II”), a limited liability company. The remaining 50% interest in GGP/Homart II is owned by NYSCRF. GGP Homart II owns 11 retail properties and one office building. Certain 2006 and 2005 amounts have been reclassified to conform to the 2007 presentation.

	GGP/Homart II
	December 31,	December 31,
	2007	2006
	(In thousands)

Assets:
Land	$248,094	$224,158
Buildings and equipment	2,654,780	2,261,123
Less accumulated depreciation	(400,078)	(326,340)
Developments in progress	108,078	286,396

Net investment in real estate	2,610,874	2,445,337
Cash and cash equivalents	30,851	6,289
Accounts receivable, net	40,319	35,506
Deferred expenses, net	76,297	58,712
Prepaid expenses and other assets	39,032	36,656

Total assets	$2,797,373	$2,582,500

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$2,110,947	$2,284,763
Accounts payable and accrued expenses	237,688	146,781
Owners’ equity	448,738	150,956

Total liabilities and owners’ equity	$2,797,373	$2,582,500

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	GGP/Homart II
	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Revenues:
Minimum rents	$230,420	$205,835	$194,938
Tenant recoveries	103,265	94,298	92,862
Overage rents	7,008	5,935	6,432
Other	10,028	9,057	8,543

Total revenues	350,721	315,125	302,775

Expenses:
Real estate taxes	29,615	29,883	27,132
Repairs and maintenance	23,100	19,362	19,671
Marketing	8,332	7,583	8,726
Other property operating costs	41,099	37,776	29,490
Provision for (recovery of) doubtful accounts	1,315	(47)	3,125
Property management and other costs	22,279	19,469	17,468
General and administrative	11,777	7,137	2,005
Litigation provision	89,225	—	—
Depreciation and amortization	81,241	66,024	61,923

Total expenses	307,983	187,187	169,540

Operating income	42,738	127,938	133,235
Interest income	7,871	8,840	7,358
Interest expense	(109,209)	(91,240)	(77,285)
Income allocated to minority interests	(26)	—	—
(Provision for) benefit from income taxes	(2,202)	(69)	64

Net income (loss)	$(60,828)	$45,469	$63,372

In February, 2004, Caruso Affiliated Holdings, LLC (“Caruso” or “plaintiff”) commenced a lawsuit involving GGP and GGP/Homart II (collectively, the “parties”) in the Los Angeles Superior Court (the “Court”) alleging violations of the California antitrust law and unfair competition laws and interference with prospective economic advantage. At trial, which commenced on October 1, 2007, the California antitrust law and unfair competition claims were dismissed. Trial proceeded with respect to the allegation that the parties had interfered with the plaintiff’s relationship with a then-prospective tenant for its lifestyle development which is adjacent to Glendale Galleria, a property located in Los Angeles owned by GGP/Homart II. Judgment of compensatory damages in the amount of approximately $74.2 million and punitive damages in the amount of $15 million were entered against the parties on December 21, 2007. Interest at the statutory rate of 10% will accrue from that date. The parties filed a motion for judgment notwithstanding the verdict and a motion for a new trial or remittitur which were denied by the Court on February 20, 2008. The parties will appeal the judgment and expect that they will post an appellate bond in approximately mid-to-late March for an amount equal to 150% of the judgment (excluding interest).

The judgment amount and the related interest have been recorded by GGP/Homart II. However, the GGP/Homart II Operating Agreement gives NYSCRF (the non-managing member of GGP/Homart II) rights to indemnification from the Company under certain circumstances. Although such rights could be asserted by NYSCRF, at this time we are not aware of any formal action taken by NYSCRF regarding these rights. However, the Company and NYSCRF

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

have entered into a tolling agreement (essentially, a standstill agreement) relating to such rights. If the indemnity is applicable and enforceable, the Company may have the obligation to pay the damage award. In this event, management of the Company has determined that the Company would likely pay directly, or reimburse GGP/Homart II, for 100% of any payments and costs. Accordingly, the Company has reflected, as provision for litigation and in other general and administrative costs and interest expense, as applicable, 100% of the judgment and certain related costs, rather than reflect such 50% share of such costs in its equity in earnings of GGP/Homart II.

Woodlands Land Development

We own 52.5% of the membership interest of The Woodlands Land Development Company, L.P. (“The Woodlands Partnership”), a limited liability partnership. The remaining 47.5% interest in The Woodlands Partnership is owned by Morgan Stanley Real Estate Fund II, L.P.

	The Woodlands Partnership
	December 31,	December 31,
	2007	2006
	(In thousands)

Assets:
Land	$14,756	$13,828
Buildings and equipment	48,201	91,485
Less accumulated depreciation	(10,638)	(19,271)
Developments in progress	52,515	6,939
Investment land and land held for development and sale	287,962	290,273

Net investment in real estate	392,796	383,254
Cash and cash equivalents	27,359	15,219
Deferred expenses, net	2,044	2,782
Prepaid expenses and other assets	85,331	97,978

Total assets	$507,530	$499,233

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$286,765	$321,724
Accounts payable and accrued expenses	75,549	58,805
Owners’ equity	145,216	118,704

Total liabilities and owners’ equity	$507,530	$499,233

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	The Woodlands Partnership
	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Revenues:
Minimum rents	$734	$1,834	$(9)
Land sales	161,938	161,540	157,581
Other	34,750	34,244	31,947

Total revenues	197,422	197,618	189,519

Expenses:
Real estate taxes	131	453	—
Repairs and maintenance	257	311	—
Other property operating costs	39,162	32,207	33,083
Land sales operations	91,539	102,989	89,313
Depreciation and amortization	3,504	5,218	4,659

Total expenses	134,593	141,178	127,055

Operating income	62,829	56,440	62,464
Interest income	676	332	224
Interest expense	(9,025)	(6,434)	(5,873)
Provision for income taxes	(1,918)	—	—

Income from continuing operations	52,562	50,338	56,815

Discontinued operations, including gain on dispositions	94,556	16,547	—

Net income	$147,118	$66,885	$56,815

Note 6	Mortgages, Notes and Loans Payable

Mortgages, notes and loans payable are summarized as follows:

	December 31,	December 31,
	2007	2006
	(In thousands)

Fixed-rate debt:
Commercial mortgage-backed securities	$—	$868,765
Other collateralized mortgages, notes and loans payable	16,943,760	13,762,381
Corporate and other unsecured term loans	3,895,922	2,386,334

Total fixed-rate debt	20,839,682	17,017,480

Variable-rate debt:
Other collateralized mortgages, notes and loans payable	819,607	388,287
Credit facilities	429,150	60,000
Corporate and other unsecured term loans	2,193,700	3,056,200

Total variable-rate debt	3,442,457	3,504,487

Total Mortgages, notes and loans payable	$24,282,139	$20,521,967

The weighted-average annual interest rate (including the effects of swaps and excluding the effects of deferred finance costs) on our mortgages, notes and loans payable was 5.55% at December 31, 2007 and 5.70% at

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

December 31, 2006. Our mortgages, notes and loans payable have various maturities through 2095. The weighted-average remaining term of our mortgages, notes and loans payable was 4.05 years as of December 31, 2007.

As of December 31, 2007, approximately $22.61 billion of land, buildings and equipment and developments in progress (before accumulated depreciation) have been pledged as collateral for our mortgages, notes and loans payable. Substantially all of the mortgage notes are non-recourse to us. In addition, although certain mortgage loans contain guarantees or other credit enhancement or security provisions for the benefit of the note holder, we currently do not expect to be required to perform with respect to such provisions. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium or a percentage of the loan balance. Certain properties, including those within the portfolios collateralized by commercial mortgage-backed securities, are subject to financial performance covenants, primarily debt service coverage ratios. We believe we are in compliance with all such covenants as of December 31, 2007.

Exchangeable Senior Notes

In April 2007, GGPLP completed the sale of $1.55 billion aggregate principal amount of 3.98% Exchangeable Senior Notes (the “Notes”) pursuant to Rule 144A under the Securities Act of 1933.

Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2007. The Notes will mature on April 15, 2027 unless previously redeemed by GGPLP, repurchased by GGPLP or exchanged in accordance with their terms prior to such date. Prior to April 15, 2012, we will not have the right to redeem the Notes, except to preserve our status as a REIT. On or after April 15, 2012, we may redeem for cash all or part of the Notes at any time, at 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to the redemption date. On each of April 15, 2012, April 15, 2017 and April 15, 2022, holders of the Notes may require us to repurchase the Notes, in whole or in part, for cash equal to 100% of the principal amount of Notes to be repurchased, plus accrued and unpaid interest.

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

The initial exchange rate for each $1,000 principal amount of notes is approximately 11.27 shares of GGP common stock, representing an exchange price of approximately $88.72 per share and an exchange premium of 35%, which was based on the closing price of our common stock on April 10, 2007. The initial exchange rate is subject to adjustment under certain circumstances, including potential increases in the exchange rate resulting from increases in our dividends. We have registered, for the benefit of the holders of the Notes, the GGP common stock issuable upon the exchange of the Notes (approximately 17.5 million shares) and agree to maintain the effectiveness of such registration throughout the term of the Notes. In the event of a registration default, we will increase the applicable exchange rate by 3% (approximately 0.5 million shares) until we are no longer in default. As we believe that the likelihood of making such exchange rate adjustment is remote, no amounts reflecting a contingent liability have been accrued.

Proceeds from the offering, net of related fees, were approximately $1.52 billion and were used to repay $850 million of corporate unsecured debt, repay approximately $400 million on our revolving credit facility, redeem $60 million of perpetual preferred units and for other general corporate uses.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Commercial Mortgage-Backed Securities

In November 1997, the Operating Partnership and GGP Ivanhoe I completed the placement of fixed-rate non-recourse commercial mortgage backed securities (the “CMBS 13”). The commercial mortgage-backed securities had cross-default provisions and were cross-collateralized. In general, the cross-defaulted properties were under common ownership; however, $138.6 million of unconsolidated debt at two Unconsolidated Properties was cross-defaulted and cross-collateralized by $868.8 million of consolidated debt at eleven Consolidated Properties. The CMBS 13 was refinanced in November 2004 and replaced at its November 2007 maturity with new, property specific mortgage financing.

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

Other Collateralized Mortgage Notes and Other Property Debt Payable

Collateralized mortgage notes and other property debt payable consist primarily of non-recourse notes collateralized by individual properties and equipment. The fixed-rate collateralized mortgage notes and other debt payable bear interest ranging from 3.17% to 10.15%. The variable-rate collateralized mortgage notes and other debt payable bear interest at LIBOR (5.02% at December 31, 2007) plus 100 basis points.

Corporate and Other Unsecured Term Loans

On July 6, 2007, we closed on a $750 million credit facility (Senior Bridge Facility) that was used to partially fund the Homart I acquisition. The facility is secured by several mall and office properties and matures on July 6, 2008. As of December 31, 2007, the balance on the Senior Bridge Facility was $722.2 million.

Under the terms of the Facility, we are subject to the same customary affirmative and negative covenants as the 2006 Credit Facility. The interest rate of the facility is LIBOR plus 1.25%.

On February 24, 2006, we amended the 2004 Credit Facility, which was entered into to fund the TRC Merger, by entering into a Second Amended and Restated Credit Agreement (the “2006 Credit Facility”). The 2006 Credit Facility provides for a $2.85 billion term loan (the “Term Loan”) and a $650 million revolving credit facility. As of December 31, 2007, $220.9 million is available to be drawn on the revolving credit facility.

The 2006 Credit Facility has a four year term, with a one year extension option. The interest rate ranges from LIBOR plus 1.15% to LIBOR plus 1.5%, depending on our leverage ratio and assuming we maintain our election to have these loans designated as Eurodollar loans. The interest rate, as of December 31, 2007, was LIBOR plus 1.25%. As of December 31, 2007 the weighted average interest rate on the remaining corporate unsecured fixed and variable rate debt and the revolving credit facility was 5.97%.

Under the terms of the 2006 Credit Facility, we are subject to customary affirmative and negative covenants. If a default occurs, the lenders will have the option of declaring all outstanding amounts immediately due and payable. Events of default include a failure to maintain our REIT status under the Internal Revenue Code, a failure to remain listed on the New York Stock Exchange and such customary events as nonpayment of principal, interest, fees or other amounts, breach of representations and warranties, breach of covenant, cross-default to other indebtedness and certain bankruptcy events. We believe we are in compliance with all such covenants as of December 31, 2007.

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

notes which were issued by TRCLP. These notes provide for semi-annual, interest-only payments at a rate of 6.75% and payment of the principal in full on May 1, 2013.

Also concurrently with the 2006 Credit Facility transaction, GGP Capital Trust I, a Delaware statutory trust (the “Trust”) and a wholly-owned subsidiary of GGPLP, completed a private placement of $200 million of trust preferred securities (“TRUPS”). The Trust also issued $6.2 million of Common Securities to GGPLP. The Trust used the proceeds from the sale of the TRUPS and Common Securities to purchase $206.2 million of floating rate Junior Subordinated Notes of GGPLP due 2036. The TRUPS require distributions equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date of original issuance. The TRUPS mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of the Junior Subordinated Notes. The Junior Subordinated Notes bear interest at LIBOR plus 1.45%. Though the Trust is a wholly-owned subsidiary of GGPLP, we are not the primary beneficiary of the Trust and, accordingly, it is not consolidated for accounting purposes under FASB Interpretation No. 46 (as revised), “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” (“FIN 46R”). As a result, we have recorded the Junior Subordinated Notes as Mortgages, Notes and Loans Payable and our common equity interest in the Trust as Prepaid Expenses and Other Assets in our Consolidated Balance Sheets at December 31, 2007 and 2006.

Unsecured Term Loans

In conjunction with the TRC Merger, we assumed certain publicly-traded unsecured debt which included 8.78% and 8.44% Notes (repaid at maturity in March 2007), 3.625% Notes and 8% Notes due 2009, 7.2% Notes due 2012 and 5.375% Notes due 2013. Such debt totaled $1.45 billion at both December 31, 2007 and 2006, respectively. Under the terms of the Indenture dated as of February 24, 1995, as long as these notes are outstanding, TRCLP is required to file with the SEC the annual and quarterly reports and other documents which TRCLP would be required to file as if it was subject to Section 13(a) or 15(d) of the Exchange Act, regardless of whether TRCLP was subject to such requirements. TRCLP is no longer required to file reports or other documents with the SEC under Section 13(a) or 15(d). Accordingly, in lieu of such filing, certain financial and other information related to TRCLP has been included as Exhibit 99.1 to this Annual Report on Form 10-K. We believe that such TRCLP information is responsive to the terms of the Indenture and that any additional information needed or actions required can be supplied or addressed.

In conjunction with our acquisition of JP Realty in 2002, we assumed $100 million of ten-year senior unsecured notes which bear interest at a fixed rate of 7.29% and were issued in March 1998. The notes require semi-annual interest payments. Annual principal payments of $25 million began in March 2005 and continue until the loan is fully repaid in March 2008.

Interest Rate Swaps

To achieve a more desirable balance between fixed and variable-rate debt, we have also entered into the following certain swap agreements at December 31, 2007:

Property
Specific

Total notional amount (in millions)	$195.0
Average fixed pay rate	4.78%
Average variable receive rate	LIBOR

Such swap agreements have been designated as cash flow hedges and are intended to hedge our exposure to future interest payments on the related variable-rate debt.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of approximately $235.0 million as of December 31, 2007. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

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

As a REIT, we will generally not be subject to corporate level Federal income tax on taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income or property, and to Federal income and excise taxes on our undistributed taxable income. In addition, we are subject to rules which may impose corporate income tax on certain built-in gains recognized upon the disposition of assets owned by our subsidiaries where such subsidiaries (or other predecessors) had formerly been C corporations. These rules apply only where the disposition occurs within certain specified recognition periods. Specifically, in the case of the TRC assets, we may be subject to tax on built-in gain recognized upon the disposition prior to January 1, 2008 of assets owned by TRC on January 1, 1998, the effective date of TRC’s REIT election. At December 31, 2007, the total amount of built-in gains with respect to our assets is substantial. Effective January 1, 2008, with the exception of the built in gains associated with the Private REIT/TRS Restructuring described below, all TRC assets are no longer subject to the tax on built in gains. However, to the extent that any such properties are to be sold, we intend to utilize tax strategies such as dispositions through like-kind exchanges and the use of net operating loss carryforwards to limit or offset the amount of such gains and therefore the amount of tax paid.

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

Effective March 31, 2007, through a series of transactions, a private REIT owned by GGPLP was contributed to TRCLP and one of our TRS entities became a qualified REIT subsidiary of that private REIT (“the Private REIT/TRS Restructuring”). This transaction resulted in approximately a $328.4 million decrease in our net deferred tax liabilities, an approximate $7.4 million increase in our current taxes payable and an approximate $321.0 million income tax benefit related to the properties now owned by that private REIT.

The (benefit from) provision for income taxes for the years ended December 31, 2007, 2006 and 2005 were as follows:

	2007	2006	2005
	(In thousands)

Current	$73,976	$40,732	$22,693
Deferred	(368,136)	58,252	28,596

Total	$(294,160)	$98,984	$51,289

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income tax expense computed by applying the Federal corporate tax rate for the years ended December 31, 2007, 2006 and 2005 is reconciled to the provision for income taxes as follows:

	2007	2006	2005
	(In thousands)

Tax at statutory rate on earnings from continuing operations before income taxes	$(2,172)	$55,678	$40,723
Increase (decrease) in valuation allowances, net	160	936	(5,114)
State income taxes, net of Federal income tax benefit	2,290	4,608	343
Tax at statutory rate on earnings (losses) not subject to Federal income taxes and other permanent differences	22,308	37,762	15,337
Tax benefit from Private REIT/TRS Restructuring	(320,956)	—	—
FIN 48 tax expense, excluding interest	(2,763)
FIN 48 interest, net of Federal income tax benefit	6,973	—	—

(Benefit from) provision for income taxes	$(294,160)	$98,984	$51,289

Realization of a deferred tax benefit is dependent upon generating sufficient taxable income in future periods. Our net operating loss carryforwards are currently scheduled to expire in subsequent years through 2026. Some of the net operating loss carryforward amounts are subject to annual limitations under Section 382 of the Internal Revenue Code. This annual limitation under Section 382 is subject to modification if a taxpayer recognizes what are called “built-in gain items.” For 2005, the benefit amount has been reduced to reflect the sum of the annual Section 382 limitations, with no adjustment for the potential of built-in gain items. The valuation amount has likewise been reduced, thereby maintaining the same net deferred tax benefit amount for the net operating loss carryforwards. For 2007 and 2006, there has been no change from 2005 in the presentation of the net tax benefit.

The amounts and expiration dates of operating loss and tax credit carryforwards for tax purposes are as follows:

	Amount	Expiration Dates
	(In thousands)

Net operating loss carryforwards — Federal	$41,472	2008 - 2026
Net operating loss carryforwards — State	106,432	2008 - 2026
Capital loss carryforwards	9,232	2009
Tax credit carryforwards — Federal AMT	847	n/a

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax assets (liabilities) are summarized as follows:

	2007	2006
	(In thousands)

Total deferred tax assets	$25,184	$16,006
Valuation allowance	(1,096)	(936)

Net deferred tax assets	24,088	15,070
Total deferred tax liabilities	(860,435)	(1,302,205)

Net deferred tax liabilities	$(836,347)	$(1,287,135)

As part of the TRC merger, we acquired a controlling interest in an entity whose assets included a deferred tax asset of approximately $142 million related to $406 million of temporary differences (primarily interest deduction carryforwards with no expiration date).

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Due to the uncertainty of the realization of certain tax carryforwards, we established valuation allowances. The majority of the valuation allowances related to net operating loss carryforwards where there is uncertainty regarding their realizability.

The tax effects of temporary differences and carryforwards included in the net deferred tax liabilities at December 31, 2007 and 2006 are summarized as follows:

	2007	2006
	(In thousands)

Property, primarily differences in depreciation and amortization, the tax basis of land assets and treatment of interest and certain other costs	$(796,142)	$(1,165,960)
Deferred income	(206,652)	(291,634)
Interest deduction carryforwards	142,103	142,177
Operating loss and tax credit carryforwards	24,345	28,282

Net deferred tax liabilities	$(836,347)	$(1,287,135)

Although we believe our tax returns are correct, the final determination of tax examinations and any related litigation could be different than that which was reported on the returns. In the opinion of management, we have made adequate tax provisions for years subject to examination. Generally, we are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2004 through 2007 and are open to audit by state taxing authorities for years ending December 31, 2003 through 2007. Several of our taxable REIT subsidiaries are under examination by the Internal Revenue Service for the years 2001 through 2005. We are unable to determine when the remaining examinations will be resolved.

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

At January 1, 2007, we had total unrecognized tax benefits of approximately $135.1 million, excluding accrued interest, of which approximately $69 million would impact our effective tax rate. The future adoption of SFAS 141(R) (as defined and described in Note 15) may impact the amounts of total unrecognized tax benefits that would impact our effective tax rate. These unrecognized tax benefits increased our income tax liabilities by $82.1 million, increased goodwill by $28.0 million and cumulatively reduced retained earnings by $54.1 million. As of January 1, 2007, we had accrued interest of approximately $11.9 million related to these unrecognized tax benefits and no penalties. Prior to adoption of FIN 48, we did not treat either interest or penalties related to tax uncertainties as part of income tax expense. With the adoption of FIN 48, we have chosen to change this accounting policy. As a result, we will recognize and report interest and penalties, if necessary, within our provision for income tax expense from January 1, 2007 forward. We recognized potential interest expense related to the unrecognized tax benefits of $7.0 million for the year ended December 31, 2007. During the year ended December 31, 2007, we recognized previously unrecognized tax benefits, excluding accrued interest, of $20.0 million; of which $14.8 million decreased goodwill and $5.2 million reduced income tax expense. The recognition of the previously unrecognized tax benefits resulted in the reduction of interest expense accrued related to these amounts. At December 31, 2007, we had total unrecognized tax benefits of approximately $127.1 million, excluding interest, of which approximately $44.9 million would impact our effective tax rate.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007
(In thousands)

Unrecognized tax benefits, opening balance	$135,062
Gross increases — tax positions in prior period	1,970
Gross increases — tax positions in current period	10,029
Settlements	—
Lapse of statute of limitations	(19,952)

Unrecognized tax benefits, ending balance	$127,109

Based on our assessment of the expected outcome of existing examinations or examinations that may commence, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits, excluding accrued interest, for tax positions taken regarding previously filed tax returns will materially change from those recorded at December 31, 2007. A material change in unrecognized tax benefits could have a material effect on our statements of income and comprehensive income. As of December 31, 2007, there is approximately $72.7 million of unrecognized tax benefits, excluding accrued interest, which due to the reasons above, could significantly increase or decrease during the next twelve months.

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

Distributions paid on our common stock and their tax status, as sent to our shareholders, are presented in the following table. The tax status of GGP distributions in 2007, 2006 and 2005 may not be indicative of future periods.

	2007	2006	2005

Ordinary income	$0.926	$0.542	$0.993
Return of capital	—	0.501	0.497
Qualified dividends	0.501	0.432	—
Capital gain distributions	0.423	0.205	—

Distributions per share	$1.850	$1.680	$1.490

Note 8	Rentals Under Operating Leases

We receive rental income from the leasing of retail and other space under operating leases. The minimum future rentals based on operating leases of our Consolidated Properties held as of December 31, 2007 are as follows (in thousands):

Year	Amount

2008	$1,642,365
2009	1,534,411
2010	1,369,628
2011	1,207,599
2012	1,033,005
Subsequent	3,752,229

Minimum future rentals exclude amounts which are payable by certain tenants based upon a percentage of their gross sales or as reimbursement of operating expenses and amortization of above and below-market tenant leases.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Such operating leases are with a variety of tenants, the majority of which are national and regional retail chains and local retailers, and consequently, our credit risk is concentrated in the retail industry.

Note 9	Transactions with Affiliates

Management and other fee revenues primarily represent management and leasing fees, development fees, financing fees and fees for other ancillary services performed for the benefit of certain of the Unconsolidated Real Estate Affiliates and for properties owned by third parties. Fees earned from the Unconsolidated Properties totaled approximately $83.4 million in 2007, $110.9 million in 2006 and $87.5 million in 2005. Such fees are recognized as revenue when earned.

Note 10	Stock-Based Compensation Plans

Incentive Stock Plans

We grant qualified and non-qualified stock options and make restricted stock grants to attract and retain officers and key employees through the 2003 Incentive Stock Plan and, prior to April 2003, the 1993 Stock Incentive Plan. Stock options are granted by the Compensation Committee of the Board of Directors at an exercise price of not less than 100% of the fair market value of our common stock on the date of the grant. The terms of the options are fixed by the Compensation Committee. Stock options generally vest 20% at the time of the grant and in 20% annual increments thereafter. Prior to May 2006, we granted options to non-employee directors that were exercisable in full commencing on the date of grant and scheduled to expire on the fifth anniversary of the date of the grant. Beginning in May 2006, non-employee directors received restricted stock grants, as further described below. The 2003 Incentive Stock Plan provides for the issuance of up to 9.0 million shares of our common stock, of which approximately 5.0 million options and restricted shares have been granted as of December 31, 2007, subject to certain customary adjustments to prevent dilution.

The following tables summarize stock option activity for the 2003 Incentive Stock Plan as of and for the years ended December 31, 2007, 2006 and 2005.

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Stock Options Outstanding at January 1	3,167,348	$38.41	2,546,174	$29.57	1,875,687	$22.17
Granted	1,205,000	65.81	1,370,000	49.78	1,352,500	36.13
Exercised	(1,318,748)	33.81	(573,226)	24.70	(610,213)	21.00
Exchanged for restricted stock	—	—	(30,000)	47.26	—	—
Forfeited	—	—	(145,000)	43.10	(70,000)	33.49
Expired	(600)	9.99	(600)	9.99	(1,800)	9.99

Stock Options Outstanding at December 31	3,053,000	$51.21	3,167,348	$38.41	2,546,174	$29.57

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
		Contractual	Exercise		Contractual	Exercise
Range of Exercise Prices	Shares	Term (in years)	Price	Shares	Term (in years)	Price

In-the-money stock options
$6.58 -$13.16	4,500	2.30	$9.99	4,500	2.30	$9.99
$13.16-$19.74	73,000	4.60	15.41	73,000	4.60	15.41
$26.32-$32.91	197,000	1.10	30.94	145,000	1.10	30.94
$32.91-$39.49	571,000	2.20	35.71	351,000	2.20	35.57
$39.49-$46.07	50,000	2.80	44.59	20,000	2.80	44.59
$46.07-$52.65	952,500	3.20	49.52	547,500	3.20	49.88
$59.23-$65.81	1,205,000	4.20	65.81	201,000	4.20	65.81

Total	3,053,000	2.93	$51.21	1,342,000	2.93	$44.39

Intrinsic value (in thousands)	$—			$—

The intrinsic value of outstanding and exercisable stock options as of December 31, 2007 represents the excess of our closing stock price ($41.18) on that date over the exercise price multiplied by the applicable number of shares that may be acquired upon exercise of stock options, and is therefore not presented in the table above if the result is a negative value. The intrinsic value of exercised stock options represents the excess of our stock price at the time the option was exercised and the exercise price and was $39.3 million for options exercised during 2007, $13.9 million for options exercised during 2006, and $10.9 million for options exercised during 2005.

The weighted-average fair value of stock options as of the grant date was $11.07 for stock options granted during 2007, $7.61 for stock options granted during 2006, and $4.82 for stock options granted during 2005.

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

Restricted Stock

We also make restricted stock grants to certain officers and, beginning in May 2006, to non-employee directors, pursuant to the 2003 Stock Incentive Plan. The vesting terms of these grants are specific to the individual grant. Generally, a portion of the shares vest immediately and the remainder vest in equal annual amounts over the next two to five years.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes restricted stock activity as of and for the years ended December 31, 2007, 2006, and 2005.

	2007		2006		2005
		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant Date		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value

Nonvested restricted stock grants outstanding as of January 1	72,666	$47.62	15,000	$16.77	80,001	$16.71
Granted	96,500	65.29	99,000	47.91	66,000	35.41
Vested	(32,668)	49.11	(41,334)	37.13	(131,001)	26.13

Nonvested restricted stock grants outstanding as of December 31	136,498	$59.75	72,666	$47.62	15,000	$16.77

Intrinsic value (in thousands)	$5,621		$3,795		$705

The total fair value of restricted stock grants which vested during 2007 was $2.0 million, during 2006 was $2.0 million and during 2005 was $5.1 million.

Threshold-Vesting Stock Options

Under the 1998 Incentive Stock Plan (the “1998 Incentive Plan”), we may also grant stock incentive awards to employees in the form of threshold-vesting stock options (“TSOs”). The exercise price of the TSO is the Current Market Price (“CMP”) as defined in the 1998 Incentive Plan of our common stock on the date the TSO is granted. In order for the TSOs to vest, our common stock must achieve and sustain the Threshold Price for at least 20 consecutive trading days at any time over the five years following the date of grant. Participating employees must remain employed until vesting occurs in order to exercise the options. The Threshold Price is currently determined by multiplying the CMP on the date of grant by the Estimated Annual Growth Rate (currently 7%) and compounding the product over a five-year period. TSOs granted in 2004 and thereafter must be exercised within 30 days of the vesting date. TSOs granted prior to 2004, all of which have vested, have a term of up to 10 years. The 1998 Incentive Plan provides for the issuance of 11.0 million shares, of which 8,163,995 options have been granted as of December 31, 2007, subject to certain customary adjustments to prevent dilution.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes TSO activity as of December 31, 2007 by grant year.

	TSO Grant Year
	2007	2006	2005

Granted prior to January 1	—	1,400,000	1,000,000
Forfeited	—	(84,773)	(118,332)
Vested and Exercised	—	—	(723,920)

TSOs outstanding at January 1, 2007	—	1,315,227	157,748
Granted in 2007	1,400,000	—	—
Forfeited in 2007(1)	(86,110)	(79,659)	(1,334)
Vested and Exercised in 2007	—	—	(156,414)

TSOs outstanding at December 31, 2007(2)	1,313,890	1,235,568	—

Intrinsic value (in thousands)(3)	$—	$—	$—
Intrinsic value — options exercised (in thousands)	—	—	903
Fair value — options exercised (in thousands)	—	—	596
Cash received — options exercised (in thousands)	—	—	5,539
Exercise price(4)	$65.81	$50.47	$35.41
Threshold price	92.30	70.79	49.66
Fair value of options on grant date	9.54	6.51	3.81
Remaining contractual term (in years)	4.1	3.1	—

(1)	No TSO expirations for years presented.

(2)	TSOs outstanding at December 31, 2007 for the years 2004 and prior were 133,621.

(3)	Intrinsic value is not presented if the result is a negative number.

(4)	A weighted average exercise price is not applicable as there is only one grant date and issue per year.

We have a $200 million per fiscal year common stock repurchase program which gives us the ability to acquire some or all of the shares of common stock to be issued upon the exercise of the TSOs.

Other Required Disclosures

The fair values of TSOs granted in 2007, 2006 and 2005 were estimated using the binomial method. The value of restricted stock grants is calculated as the average of the high and low stock prices on the date of the initial grant. The fair values of all other stock options were estimated on the date of grant using the Black-Scholes-Merton option pricing model. These fair values are affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. Expected volatilities are based on historical volatility of our stock price as well as that of our peer group, implied volatilities and various other factors. Historical data, such as the past performance of our common stock and the length of service by employees, was used to estimate expected life of the TSOs and our stock options and represents the period of time that options are expected to be outstanding. The weighted average estimated value of stock options and TSOs granted during 2007, 2006 and 2005 were based on the following assumptions:

	2007	2006	2005

Risk-free interest rate	4.70%	4.43%	3.40%
Dividend yield	4.00	4.00	4.00
Expected volatitity	24.72	22.94	21.61
Expected life (in years)	5.0	2.5-3.5	5.0

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Compensation expense related to the Incentive Stock Plans, TSOs and restricted stock was $16.9 million in 2007, $14.0 million in 2006 and $11.1 million in 2005.

As of December 31, 2007, total compensation expense which had not yet been recognized related to nonvested options, TSOs and restricted stock grants was $29.2 million. Of this total, $9.7 million is expected to be recognized in 2008, $8.2 million in 2009, $7.0 million in 2010, $3.9 million in 2011 and $0.4 million in 2012. These amounts may be impacted by future grants, changes in forfeiture estimates or vesting terms, actual forfeiture rates which differ from estimated forfeitures and/or timing of TSO vesting.

Employee Stock Purchase Plan

The General Growth Properties, Inc. Employee Stock Purchase Plan (the “ESPP”) was established to assist eligible employees in acquiring stock ownership interest in GGP. Under the ESPP, eligible employees make payroll deductions over a six-month purchase period. At the end of each six-month purchase period, the amounts withheld are used to purchase shares of our common stock at a purchase price equal to 85% of the lesser of the closing price of a share of a common stock on the first or last trading day of the purchase period. The ESPP is considered a compensatory plan pursuant to SFAS 123(R). A maximum of 3.0 million shares of our common stock are reserved for issuance under the ESPP. Since inception, an aggregate of approximately 1.6 million shares of our common stock have been purchased by eligible employees under the ESPP, including 79,213 shares for the purchase period ending December 31, 2007 which were purchased at a price of $35.00 per share. Compensation expense related to the ESPP was $2.0 million in 2007, $1.5 million in 2006, and $2.0 million in 2005.

Defined Contribution Plan

We sponsor the General Growth 401(k) Savings Plan (the “401(k) Plan”) which permits all eligible employees to defer a portion of their compensation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Subject to certain limitations (including an annual limit imposed by the Internal Revenue Code), each participant is allowed to make before-tax contributions up to 50% of gross earnings, as defined. We add to a participant’s account through a matching contribution up to 5% of the participant’s annual earnings contributed to the 401(k) Plan. We match 100% of the first 4% of earnings contributed by each participant and 50% of the next 2% of earnings contributed by each participant. We recognized expense resulting from the matching contributions of $10.2 million in 2007, $9.3 million in 2006, and $7.5 million in 2005.

Dividend Reinvestment and Stock Purchase Plan

We have reserved up to 3.0 million shares of our common stock for issuance under the Dividend Reinvestment and Stock Purchase Plan (“DRSP”). In general, the DRSP allows participants to purchase our common stock from dividends received or additional cash investments. The stock is purchased at current market price, but no fees or commissions are charged to the participant. We expect to continue to satisfy DRSP common stock purchases by issuing new shares of our common stock or by repurchasing currently outstanding common stock. As of December 31, 2007, an aggregate of 651,590 shares of our common stock have been issued under the DRSP.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11	Other Assets and Liabilities

The following table summarizes the significant components of “Prepaid expenses and other assets.”

	December 31,	December 31,
	2007	2006
	(In thousands)

Below-market ground leases	$273,845	$280,516
Receivables — finance leases and bonds	114,979	111,694
Security and escrow deposits	83,638	76,834
Real estate tax stabilization agreement	79,454	83,378
Above-market tenant leases	75,285	53,981
Special Improvement District receivable	58,200	64,819
Prepaid expenses	52,820	37,528
Deferred income tax	24,088	15,070
Funded defined contribution plan assets	14,616	17,119
Insurance recovery receivable	—	14,952
Other	29,352	32,076

Total Prepaid expenses and other assets	$806,277	$787,967

The following table summarizes the significant components of “Accounts payable and accrued expenses.”

	December 31,	December 31,
	2007	2006
	(In thousands)

Accounts payable and accrued expenses	$302,719	$200,936
Deferred purchase price obligation	254,000	—
Construction payables	206,044	188,038
Fin 48 liability	146,201	—
Below-market tenant leases	127,641	117,963
Accrued interest	122,406	102,870
Hughes participation payable	86,008	90,793
Accrued real estate taxes	84,327	71,816
Deferred gains/income	79,479	56,414
Accrued payroll and other employee liabilities	71,191	58,372
Tenant and other deposits	28,212	32,887
Insurance reserve	19,407	12,800
Above-market ground leases	15,489	15,961
Funded defined contribution plan liabilities	14,616	17,119
Capital lease obligations	14,390	14,967
FIN 47 liability	14,321	11,493
Other	101,790	57,763

Total Accounts payable and accrued expenses	$1,688,241	$1,050,192

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12	Minority Interests

Common

Changes in outstanding Operating Partnership Common Units for the three years ended December 31, 2007 are as follows:

January 31, 2005	55,532,263
Conversion of Preferred Units into Common Units	729,890
Redemptions for GGP common stock	(3,200,258)

December 31, 2005	53,061,895
Conversion of Preferred Units into Common Units	1,163,333
Redemptions for GGP common stock	(1,334,637)

December 31, 2006	52,890,591
Conversion of Preferred Units into Common Units	76,625
Redemptions for GGP common stock	(1,116,230)

December 31, 2007	51,850,986

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

Also included in minority interests-common is minority interest in consolidated joint ventures of approximately $2.5 million as of December 31, 2007 and $6.4 million as of December 31, 2006.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred

Components of minority interest — preferred as of December 31, 2007 and 2006 are as follows:

			Number
			of Units
			as of	Per Unit
	Coupon	Issuing	December 31,	Liquidation	Carrying Amount
Security Type	Rate	Entity	2007	Preference	2007	2006
					(In thousands)

Perpetual Preferred Units
Redeemable Preferred Units (“RPUs”)	8.95%	LLC	—	$250	$—	$60,000
Cumulative Preferred Units (“CPUs”)	8.25%	LLC	20,000	250	5,000	5,000

					5,000	65,000

Convertible Preferred Units
Series B-JP Realty	8.50%	GGPLP	1,284,715	50	64,237	64,724
Series C-Glendale Galleria	7.00%	GGPLP	—	50	—	974
Series D-Foothills Mall	6.50%	GGPLP	532,750	50	26,637	26,637
Series E-Four Seasons
Town Centre	7.00%	GGPLP	502,658	50	25,132	25,132

					116,006	117,467
Other preferred stock of
consolidated subsidiaries	N/A	various	476	1,000	476	361

Total Minority Interest-Preferred					$121,482	$182,828

Holders of the RPUs and CPUs are entitled to receive cumulative preferential cash distributions prior to any distributions by the LLC to the Operating Partnership. The RPUs were redeemed in cash by the LLC in April 2007 for the liquidation preference amount.

The Convertible Preferred Units are convertible, with certain restrictions, at any time by the holder into Common Units of the Operating Partnership at the following rates:

Number of Common
Units for each
Preferred Unit

Series B — JP Realty	3.000
Series D — Foothills Mall	1.508
Series E — Four Seasons Town Centre	1.298

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 13	Accumulated Other Comprehensive Income

Components of accumulated other comprehensive income as of December 31, 2007 and 2006 are as follows:

	2007	2006
	(In thousands)

Net unrealized gains (losses) on financial instruments	$(909)	$1,386
Accrued pension adjustment	(462)	(705)
Foreign currency translation	37,369	9,238
Unrealized losses on available-for-sale securities	(340)	(337)

	$35,658	$9,582

Note 14	Commitments and Contingencies

In the normal course of business, from time to time, we are involved in legal proceedings relating to the ownership and operations of our properties. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

We lease land or buildings at certain properties from third parties. The leases generally provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. Rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease. Rental expense, including participation rent and excluding amortization of above and below-market ground leases and straight-line rents, was $12.0 million in 2007, $10.3 million in 2006 and $10.5 million in 2005.

We periodically enter into contingent agreements for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence and, in the case of property acquired under development, completion of the project. In conjunction with the acquisition of The Grand Canal Shoppes in 2004, we entered into an agreement (the “Phase II Agreement”) to acquire the multi-level retail space that is part of The Palazzo in Las Vegas, Nevada (the “Phase II Acquisition”) which is connected to the existing Venetian and the Sands Expo and Convention Center facilities and The Grand Canal Shoppes. The project opened on January 18, 2008. The Phase II Agreement provides for the payment of a purchase price amount computed on a 6% capitalization rate on the projected net operating income of the Phase II retail space, as defined by the Phase II Agreement (“Phase II NOI”), up to $38 million and on a capitalization rate of 8% on Phase II NOI in excess of $38 million. We have agreed to an initial purchase price of approximately $300 million and additional payments will be made during the 48 months after closing if Phase II NOI increases. Closing of the acquisition, although subject to customary closing conditions, is now expected to be in the first quarter of 2008.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the contractual maturities of our long-term commitments. Both long-term debt and ground leases include the related purchase accounting fair value adjustments:

						Subsequent /
	2008	2009	2010	2011	2012	Other (1)	Total
	(In thousands)

Long-term debt-principal	$2,643,190	$3,219,734	$3,956,797	$7,111,582	$3,744,743	$3,606,093	$24,282,139
Retained debt-principal	2,446	2,606	119,694	776	37,740	—	163,262
Ground lease payments	15,895	15,907	15,805	15,333	15,137	596,964	675,041
FIN 48 obligations, including interest	20,174	—	—	—	—	126,027	146,201

Total	$2,681,705	$3,238,247	$4,092,296	$7,127,691	$3,797,620	$4,329,084	$25,266,643

(1)	The remaining FIN 48 liability for which reasonable estimates about the timing of payments cannot be made is disclosed within the Subsequent/Other column.

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

Under the CSA, we are required to issue shares of our common stock semi-annually (February and August) to the Beneficiaries. The number of shares to be issued is based on cash flows from the development and/or sale of the CSA Assets and our stock price. We account for the Beneficiaries’ share of earnings from the CSA Assets as an operating expense. We delivered 698,601 shares of our common stock (including 146,969 treasury shares) to the Beneficiaries in 2007 and 1,815,019 (including 1,727,524 treasury shares) in 2006.

Under the CSA, we are also required to make a final stock distribution to the Beneficiaries in 2010, following a final valuation at the end of 2009. The amount of this distribution will be based on the appraised values of the CSA Assets at such time and is expected to be significant. We will account for this distribution as additional investments in the related assets (that is, contingent consideration).

Oakwood Center and Riverwalk Marketplace Damages

In September 2005, two of our operating retail properties, Oakwood Center, located in Gretna, Louisiana, and Riverwalk Marketplace, which is located near the convention center in downtown New Orleans, incurred hurricane and/or vandalism damage. We have comprehensive insurance coverage for both property damage and business interruption and, therefore, recorded insurance recovery receivables for both of such coverages. However, in 2006, because of actual and potential disputes with our insurance carriers, we commenced litigation to preserve our rights regarding certain claims. Both properties have now reopened.

The net book value of the property damage at these properties had been estimated to be approximately $36 million. The Oakwood component of such estimate continues to be subject to review and revision as discussed below. During 2007, we reached a final settlement with our insurance carrier with respect to Riverwalk Marketplace in the

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cumulative amount of approximately $17.5 million. Also during 2007, in connection with Oakwood Center, we reached final settlements with all of the insurance carriers for our first two layers of insurance coverage pursuant to which we have received a cumulative total to date of approximately $50 million. All of such insurance recovery proceeds from such carriers have been applied against the estimated property damage with the remainder recorded as recovery of operating costs and repairs, minimum rents and provision for doubtful accounts. As of December 31, 2007, although all recorded insurance recovery receivables have been collected, the litigation with respect to Oakwood Center remains pending and we continue to have discussions with our remaining insurance carriers at Oakwood Center regarding our unresolved and disputed claims with respect to deductibles, exclusions, additional business interruption coverage and the scope and cost of repair, cleaning, and replacement required at the property. While we believe that our claims are valid, there can be no assurance that any additional amounts will be collected.

Note 15	Recently Issued Accounting Pronouncements

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. With certain limitations, early adoption is permitted. Although SFAS 159 is effective for the year ending December 31, 2008, as permitted, management has elected not to adopt SFAS 159 for its existing financial assets and liabilities on January 1, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded disclosure about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. However, on December 14, 2007, the FASB issued proposed Financial Staff Position No. SFAS 157-b (FSP 157-b) which would delay the effective date of SFAS 157 for all non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-b partially defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008 for those items within its scope. We will adopt SFAS 157 except as it applies to those non financial assets and non financial liabilities as noted in FSP 157-b. In February 2008, the FASB issued two Staff Positions on SFAS 157: (1) FASB Staff Position No. FAS 157-1

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(FAS 157-1), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and (2) FASB Staff Position No. FAS 157-2 (FAS 157-2), “Effective Date of FASB Statement No. 157.” FAS 157-1 excludes FASB Statement No. 13, Accounting for Leases, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under Statement 13, from SFAS 157’s scope. FAS 157-2 partially defers Statement 157’s effective date. The partial adoption of SFAS 157 is not expected to have a material impact on our financial statements.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” (“SFAS 150”) which establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. The effective date of SFAS 150 relating to measurement and classification provisions has been indefinitely postponed by the FASB. We did not enter into new financial instruments subsequent to May 2003 which would fall within the scope of this statement. Though we have certain limited life ventures that appear to meet the criteria for liability recognition, we do not believe that the adoption of the currently postponed provisions of SFAS 150, if required, will have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141 (R) Business Combinations and SFAS No. 160 Non-controlling Interests in Consolidated Financial Statements (“SFAS 141 (R)” and “SFAS 160”, respectively). SFAS 141 (R) will change how business acquisitions are accounted for and will impact the financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 141 (R) and SFAS 160 are effective for periods beginning on or after December 15, 2008. Early adoption is not permitted. We are currently evaluating the impact of these new statements on our financial statements.

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

The accounting policies of the segments are the same as those described in Note 2, except that we report unconsolidated real estate ventures using the proportionate share method rather than the equity method. Under the proportionate share method, our share of the revenues and expenses of the Unconsolidated Properties are combined with the revenues and expenses of the Consolidated Properties. Under the equity method, our share of the net revenues and expenses of the Unconsolidated Properties are reported as a single line item, “Equity in income of Unconsolidated Real Estate Affiliates,” in our Consolidated Statements of Income and Comprehensive Income. This difference affects only the reported revenues and operating expenses of the segments and has no effect on our reported net earnings. In addition, other revenues include the NOI of discontinued operations and is reduced by the NOI attributable to our minority interest partners in consolidated joint ventures.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total expenditures for additions to long-lived assets for the Master Planned Communities segment was $243.3 million for the year ended December 31, 2007, $200.4 million for the year ended December 31, 2006 and $170.0 million for the year ended December 31, 2005. Similarly, expenditures for long-lived assets for the Retail and Other segment was $1.50 billion for the year ended December 31, 2007, $699.4 million for the year ended December 31, 2006 and $498.0 million for the year ended December 31, 2005. Such amounts for the Master Planned Communities segment and the Retail and Other segment are included in the amounts listed as Land/Residential development and acquisitions expenditures and Acquisition/development of real estate and property additions/improvements, respectively, in the Consolidated Statements of Cash Flows.

The total amount of goodwill, as presented on the Consolidated Balance Sheets, is included in our Retail and Other segment. See Note 7 for more detail regarding the change in the value of goodwill within this segment.

Segment operating results are as follows:

	Year Ended December 31, 2007
	Consolidated	Unconsolidated	Segment
	Properties	Properties	Basis
	(In thousands)

Retail and Other
Property revenues:
Minimum rents	$1,933,674	$406,241	$2,339,915
Tenant recoveries	859,801	173,486	1,033,287
Overage rents	89,016	12,213	101,229
Other, including minority interest	115,910	82,884	198,794

Total property revenues	2,998,401	674,824	3,673,225

Property operating expenses:
Real estate taxes	246,484	50,478	296,962
Repairs and maintenance	216,536	40,559	257,095
Marketing	54,664	12,233	66,897
Other property operating costs	421,228	150,041	571,269
Provision for doubtful accounts	5,426	1,978	7,404

Total property operating expenses	944,338	255,289	1,199,627

Retail and other net operating income	2,054,063	419,535	2,473,598

Master Planned Communities
Land sales	145,649	85,017	230,666
Land sales operations	(116,708)	(57,813)	(174,521)

Master Planned Communities net operating income before impairment charge	28,941	27,204	56,145
Columbia and Fairwood Communities impairment charge	(127,600)	—	(127,600)

Master Planned Communities net operating income (loss)	(98,659)	27,204	(71,455)

Real estate property net operating income	$1,955,404	$446,739	$2,402,143

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2006
	Consolidated	Unconsolidated	Segment
	Properties	Properties	Basis
	(In thousands)

Retail and Other
Property revenues:
Minimum rents	$1,753,508	$428,337	$2,181,845
Tenant recoveries	773,034	187,782	960,816
Overage rents	75,945	15,966	91,911
Other, including minority interest	99,779	88,552	188,331

Total property revenues	2,702,266	720,637	3,422,903

Property operating expenses:
Real estate taxes	218,549	58,832	277,381
Repairs and maintenance	199,078	43,768	242,846
Marketing	48,626	13,184	61,810
Other property operating costs	373,020	154,010	527,030
Provision for doubtful accounts	22,078	793	22,871

Total property operating expenses	861,351	270,587	1,131,938

Retail and other net operating income	1,840,915	450,050	2,290,965

Master Planned Communities
Land sales	423,183	85,561	508,744
Land sales operations	(316,453)	(62,304)	(378,757)

Master Planned Communities net operating income	106,730	23,257	129,987

Real estate property net operating income	$1,947,645	$473,307	$2,420,952

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2005
	Consolidated	Unconsolidated	Segment
	Properties	Properties	Basis
	(In thousands)

Retail and Other
Property revenues:
Minimum rents	$1,670,387	$393,740	$2,064,127
Tenant recoveries	754,836	181,193	936,029
Overage rents	69,628	14,085	83,713
Other, including minority interest and discontinued operations	107,674	64,803	172,477

Total property revenues	2,602,525	653,821	3,256,346

Property operating expenses:
Real estate taxes	206,193	55,138	261,331
Repairs and maintenance	195,292	43,411	238,703
Marketing	63,522	14,705	78,227
Other property operating costs	390,051	120,381	510,432
Provision for doubtful accounts	13,868	4,857	18,725

Total property operating expenses	868,926	238,492	1,107,418

Retail and other net operating income	1,733,599	415,329	2,148,928

Master Planned Communities
Land sales	385,205	83,089	468,294
Land sales operations	(311,815)	(60,826)	(372,641)

Master Planned Communities net operating income	73,390	22,263	95,653

Real estate property net operating income	$1,806,989	$437,592	$2,244,581

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following reconciles NOI to GAAP-basis operating income and income from continuing operations:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Real estate property net operating income	$2,402,143	$2,420,952	$2,244,581
Unconsolidated Properties NOI	(446,739)	(473,307)	(437,592)

Consolidated Properties NOI	1,955,404	1,947,645	1,806,989

Management and other fees	106,584	115,798	91,022
Property management and other costs	(198,610)	(181,033)	(144,526)
General and administrative	(37,005)	(18,800)	(15,539)
Litigation provision	(89,225)	—	—
Depreciation and amortization	(670,454)	(690,194)	(672,914)
Discontinued operations and minority interest in consolidated NOI	11,167	15,036	(6,048)

Operating income	1,077,861	1,188,452	1,058,984
Interest income	8,641	11,585	10,416
Interest expense	(1,174,097)	(1,117,437)	(1,031,241)
Benefit from (provision for) income taxes	294,160	(98,984)	(51,289)
Income allocated to minority interest	(77,012)	(37,761)	(43,989)
Equity in income of unconsolidated affiliates	158,401	114,241	120,986

Income from continuing operations	$287,954	$60,096	$63,867

The following reconciles segment revenues to GAAP-basis consolidated revenues:

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Segment basis total property revenues	$3,673,225	$3,422,903	$3,256,346

Unconsolidated segment revenues	(674,824)	(720,637)	(653,821)
Land sales	145,649	423,183	385,205
Management and other fees	106,584	115,798	91,022
Real estate net operating income attributable to minority interests, net of discontinued operations	11,167	15,036	(6,048)

GAAP-basis consolidated total revenues	$3,261,801	$3,256,283	$3,072,704

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assets by segment and the reconciliation of total segment assets to the total assets in the consolidated financial statements at December 31, 2007 and 2006 are summarized as follows:

	2007	2006
	(In thousands)

Retail and Other	$28,790,732	$26,421,063
Master Planned Communities	2,176,218	2,167,971

Total segment assets	30,966,950	28,589,034
Unconsolidated Properties	(4,143,866)	(4,753,634)
Corporate and other	1,991,235	1,406,045

Total assets	$28,814,319	$25,241,445

Note 17	Pro Forma Financial Information

The following pro forma financial information has been presented as a result of the Homart I acquisition on July 6, 2007 (Note 3). The pro forma financial information is based upon the historical financial information of GGP, excluding discontinued operations, and the historical financial information of the GGP/Homart I portfolio as if the acquisition had occurred on the first day of each respective period presented.

The following pro forma financial information does not purport to present what actual results would have been had the Homart I acquisition, in fact, occurred on January 1, 2007 and on January 1, 2006, or to project our results of operations for future periods.

	Year Ended December 31, 2007			Year Ended December 31, 2006
		Pro Forma			Pro Forma
	As Reported	Adjustments	Pro Forma	As Reported	Adjustments	Pro Forma
	(In thousands except for per share amounts)

Total revenues	$3,261,801	$172,799	$3,434,600	$3,256,283	$343,849	$3,600,132
Operating income	1,077,861	79,116	1,156,977	1,188,452	162,322	1,350,774
Equity in income of Unconsolidated Real Estate Affiliates	158,401	(7,691)	150,710	114,241	(23,979)	90,262
Income from continuing operations	287,954	2,752	290,706	60,096	10,069	70,165
Per Share Data:
Weighted average shares — basic	243,992		243,992	241,222		241,222
Weighted average shares — dilutive	244,538		244,538	242,054		242,054
Income from continuing operations per share — basic	$1.18		$1.19	$0.25		$0.29
Income from continuing operations per share — diluted	$1.18		$1.19	$0.24		$0.28

Pro Forma Adjustments

The pro forma adjustments present the results of the GGP/Homart I portfolio as if the portfolio was consolidated as of January 1st and eliminates our share of GGP/Homart I from the Equity in unconsolidated real estate affiliates.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The adjustments eliminate the management fee income, net of income taxes, earned by GGMI for various management and leasing services provided to GGP/Homart I prior to the Homart I acquisition. The adjustments also eliminate the management fee expense incurred by the GGP/Homart I portfolio. The amortization of the straight-line rent receivable is restarted as of January 1st.

In addition, the adjustments reverse the depreciation expense incurred prior to acquisition by the GGP/Homart I portfolio and reflect 12 months of depreciation expense on the adjusted basis of assets. The adjustments reflect 12 months of amortization expense for the intangible assets, including in-place leases and above and below market leases, recorded during the Homart I acquisition. The adjustments also present an estimate of 12 months of interest expense related to the $750 million bank loan (Note 3) that was used to fund primarily all of the initial cash purchase price. Finally, the Homart I acquisition has no impact on Income (loss) from discontinued operations for the years ended December 31, 2007 and 2006.

Note 18	Quarterly Financial Information (Unaudited)

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands except for per share amounts)

Total revenues	$728,788	$740,082	$864,258	$928,668
Operating income	242,174	277,146	327,543	230,993
Income (loss) from continuing operations	230,194	8,392	(9,359)	58,726
Net income (loss)	230,194	8,392	(9,359)	58,726
Earnings (loss) per share from continuing operations:*
Basic	0.94	0.03	(0.04)	0.24
Diluted	0.94	0.03	(0.04)	0.24
Earnings (loss) per share:*
Basic	0.94	0.03	(0.04)	0.24
Diluted	0.94	0.03	(0.04)	0.24
Distributions declared per share	0.45	0.45	0.45	0.50
Weighted-average shares outstanding:
Basic	243,653	244,960	243,775	243,867
Diluted	244,406	245,627	243,775	244,258

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2006
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands except for per share amounts)

Total revenues	$828,619	$709,809	$746,031	$971,823
Operating income	307,747	245,449	265,355	369,901
Income (loss) from continuing operations	23,014	(25,813)	(8,161)	71,056
Loss from discontinued operations	—	—	—	(823)
Net income (loss)	23,014	(25,813)	(8,161)	70,233
Earnings (loss) per share from continuing operations:
Basic	0.10	(0.11)	(0.03)	0.29
Diluted	0.10	(0.11)	(0.03)	0.29
Earnings (loss) per share:
Basic	0.10	(0.11)	(0.03)	0.29
Diluted*	0.10	(0.11)	(0.03)	0.29
Distributions declared per share	0.41	0.41	0.41	0.45
Weighted-average shares outstanding:
Basic	240,621	241,330	241,150	241,779
Diluted	241,588	241,330	241,150	242,739

*	Earnings (loss) per share for the quarters do not add up to the annual earnings per share due to the issuance of additional common stock during the year.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
General Growth Properties, Inc.
Chicago, Illinois

We have audited the consolidated financial statements of General Growth Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and the Company’s internal control over financial reporting as of December 31, 2007, and have issued our reports thereon dated February 26, 2008 (which report on the consolidated financial statements expresses an unqualified opinion and includes an explanatory paragraph regarding the adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes), such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on page F-1 of this Form 10-K. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 26, 2008

GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2007

					Costs Capitalized		Gross Amounts at Which						Life Upon Which
			Initial Cost (b)		Subsequent to Acquisition (c)		Carried at Close of Period (d)						Latest Income
				Buildings and		Buildings and		Buildings and		Accumulated	Date of	Date	Statement is
Name of Center	Location	Encumbrances (a)	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation (e)	Construction	Acquired	Computed
(In thousands)

Retail and Other:
Ala Moana Center	Honolulu, HI	$1,500,000	$336,229	$473,771	$—	$125,435	$336,229	$599,206	$935,435	$148,481		1999	(e)
Alameda Plaza	Pocatello, ID	—	740	2,060	—	13	740	2,073	2,813	283		2002	(e)
Anaheim Crossing	Anaheim, CA	—	—	1,986	—	29	—	2,015	2,015	274		2002	(e)
Animas Valley Mall	Farmington, NM	24,746	6,464	35,902	—	8,168	6,464	44,070	50,534	6,283		2002	(e)
Apache Mall	Rochester, MN	50,681	8,110	72,993	—	25,600	8,110	98,593	106,703	23,639		1998	(e)
Arizona Center	Phoenix, AZ	489	2,314	132,158	—	(1,654)	2,314	130,504	132,818	18,023		2004	(e)
Augusta Mall	Augusta, GA	175,000	787	162,272	1,217	52,082	2,004	214,354	216,358	18,980		2004	(e)
Austin Bluffs Plaza	Colorado Springs, CO	2,383	1,080	3,007	—	225	1,080	3,232	4,312	440		2002	(e)
Bailey Hills Village	Eugene, OR	—	290	806	—	36	290	842	1,132	114		2002	(e)
Baybrook Mall	Friendswood, TX	150,868	13,300	117,163	6,853	27,555	20,153	144,718	164,871	30,523		1999	(e)
Bayshore Mall	Eureka, CA	31,720	3,005	27,399	—	36,835	3,005	64,234	67,239	30,440	1986-1987		(e)
Bayside Marketplace	Miami, FL	62,837	—	177,801	—	2,681	—	180,482	180,482	26,642		2004	(e)
Beachwood Place	Beachwood, OH	244,746	18,500	319,684	—	33,273	18,500	352,957	371,457	30,835		2004	(e)
Bellis Fair	Bellingham, WA	63,945	7,616	47,040	(131)	14,759	7,485	61,799	69,284	29,260	1987-1988		(e)
Birchwood Mall	Port Huron, MI	39,151	1,769	34,575	1,274	19,490	3,043	54,065	57,108	27,603	1989-1990		(e)
Boise Plaza	Boise, ID	—	374	1,042	—	112	374	1,154	1,528	152		2002	(e)
Boise Towne Plaza	Boise, ID	11,219	3,988	11,101	—	146	3,988	11,247	15,235	1,545		2002	(e)
Boise Towne Square	Boise, ID	74,464	23,449	131,001	1,019	29,122	24,468	160,123	184,591	21,703		2002	(e)
Burlington Town Center	Burlington, VT	31,586	1,637	32,798	2,597	20,275	4,234	53,073	57,307	4,416		2004	(e)
Cache Valley Mall	Logan, UT	—	3,875	22,047	—	9,011	3,875	31,058	34,933	4,228		2002	(e)
Cache Valley Marketplace	Logan, UT	—	1,500	1,583	1,639	5,136	3,139	6,719	9,858	450		2002	(e)
Capital Mall	Jefferson City, MO	20,710	4,200	14,201	(287)	10,795	3,913	24,996	28,909	11,193		1993	(e)
Century Plaza	Birmingham, AL	—	3,164	28,514	—	5,911	3,164	34,425	37,589	10,780		1997	(e)
Chapel Hills Mall	Colorado Springs, CO	118,203	4,300	34,017	—	71,251	4,300	105,268	109,568	34,441		1993	(e)
Chico Mall	Chico, CA	58,314	16,958	45,628	—	3,476	16,958	49,104	66,062	5,585		2003	(e)
Coastland Center	Naples, FL	99,060	11,450	103,050	—	49,605	11,450	152,655	164,105	29,932		1998	(e)
Collin Creek	Plano, TX	72,785	26,250	122,991	—	(1,613)	26,250	121,378	147,628	11,594		2004	(e)
Colony Square Mall	Zanesville, OH	—	1,000	24,500	597	24,927	1,597	49,427	51,024	24,166		1986	(e)
Columbia Mall	Columbia, MO	90,000	5,383	19,663	—	29,900	5,383	49,563	54,946	24,667	1984-1985		(e)
Coral Ridge Mall	Coralville, IA	100,658	3,364	64,218	49	21,961	3,413	86,179	89,592	26,916	1998-1999		(e)
Coronado Center	Albuquerque, NM	172,575	33,072	148,799	—	1,158	33,072	149,957	183,029	20,542		2003	(e)
Cottonwood Mall	Salt Lake City, UT	—	7,613	42,987	—	(27,324)	7,613	15,663	23,276	2,012		2002	(e)
Cottonwood Square	Salt Lake City, UT	—	1,558	4,339	—	218	1,558	4,557	6,115	612		2002	(e)
Country Hills Plaza	Ogden, UT	13,759	3,620	9,080	—	887	3,620	9,967	13,587	1,304		2002	(e)
Crossroads Center	St. Cloud, MN	86,433	10,813	72,203	2,393	40,050	13,206	112,253	125,459	19,347		2000	(e)
Cumberland Mall	Atlanta, GA	160,278	15,199	136,787	10,042	68,018	25,241	204,805	230,046	38,161		1998	(e)
Division Crossing	Portland, OR	5,492	1,773	4,935	—	421	1,773	5,356	7,129	726		2002	(e)
Eagle Ridge Mall	Lake Wales, FL	48,555	7,620	49,561	—	18,555	7,620	68,116	75,736	23,818	1995-1996		(e)
Eastridge Mall	Casper, WY	40,069	6,171	34,384	(79)	6,720	6,092	41,104	47,196	5,702		2002	(e)
Eastridge Mall	San Jose, CA	170,000	36,724	178,018	—	15,100	36,724	193,118	229,842	17,477		2006	(e)
Eden Prairie Center	Eden Prairie, MN	81,908	465	19,024	28	122,215	493	141,239	141,732	37,576		1997	(e)
Fallbrook Center	West Hills, CA	85,000	6,117	10,077	10	101,730	6,127	111,807	117,934	45,329		1984	(e)
Faneuil Hall Marketplace	Boston, MD	95,928	—	122,098	—	689	—	122,787	122,787	15,586		2004	(e)
Fashion Place	Murray, UT	147,510	21,604	206,484	—	7,800	21,604	214,284	235,888	20,329		2004	(e)
Fashion Show	Las Vegas, NV	358,998	523,650	602,288	—	11,163	523,650	613,451	1,137,101	67,078		2004	(e)
Foothills Mall	Fort Collins, CO	42,323	8,031	96,642	2,544	8,279	10,575	104,921	115,496	12,397		2003	(e)
Fort Union	Midvale, UT	2,867	—	3,842	—	24	—	3,866	3,866	539		2002	(e)
Four Seasons Town Centre	Greensboro, NC	103,795	27,231	141,978	—	4,942	27,231	146,920	174,151	16,883		2004	(e)
Fox River Mall	Appleton, WI	195,000	2,701	18,291	2,086	65,445	4,787	83,736	88,523	36,399	1983-1984		(e)
Fremont Plaza	Las Vegas, NV	—	—	3,956	—	320	—	4,276	4,276	559		2002	(e)
Gateway Crossing Shopping Center	Bountiful, UT	15,649	4,104	11,422	—	996	4,104	12,418	16,522	1,737		2002	(e)
Gateway Mall	Springfield, OR	40,588	8,728	34,707	—	38,249	8,728	72,956	81,684	31,297	1989-1990		(e)
Gateway Overlook	Baltimore, MD	55,000	—	31,679	—	—	—	31,679	31,679	285	2007		(e)

GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
DECEMBER 31, 2007

					Costs Capitalized		Gross Amounts at Which						Life Upon Which
			Initial Cost (b)		Subsequent to Acquisition (c)		Carried at Close of Period (d)						Latest Income
				Buildings and		Buildings and		Buildings and		Accumulated	Date of	Date	Statement is
Name of Center	Location	Encumbrances (a)	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation(e)	Construction	Acquired	Computed
(In thousands)

Glenbrook Square	Fort Wayne, IN	181,297	30,414	195,896	50	11,749	30,464	207,645	238,109	23,329		2003	(e)
Governor’s Square	Tallahassee, FL	63,172	—	121,482	—	4,794	—	126,276	126,276	14,999		2004	(e)
Grand Teton Mall	Idaho Falls, ID	26,514	6,973	44,030	—	11,114	6,973	55,144	62,117	7,211		2002	(e)
Grand Teton Plaza	Idaho Falls, ID	—	2,349	7,336	—	588	2,349	7,924	10,273	739		2004	(e)
Grand Traverse Mall	Traverse City, MI	87,188	3,534	20,776	—	30,138	3,534	50,914	54,448	25,522	1990-1991		(e)
Greenwood Mall	Bowling Green, KY	45,569	3,200	40,202	187	35,916	3,387	76,118	79,505	29,966		1993	(e)
Halsey Crossing	Gresham, OR	2,688	—	4,363	—	114	—	4,477	4,477	627		2002	(e)
Harborplace	Baltimore, MD	50,000	—	54,308	—	11,092	—	65,400	65,400	9,350		2004	(e)
Hulen Mall	Fort Worth, TX	115,661	8,910	153,894	—	2,826	8,910	156,720	165,630	17,011		2004	(e)
Jordan Creek Town Center	West Des Moines, IA	190,375	18,142	166,143	—	12,061	18,142	178,204	196,346	24,694	2004		(e)
Knollwood Mall	St. Louis Park, MN	40,771	—	9,748	7,026	41,743	7,026	51,491	58,517	23,615		1978	(e)
Lakeside Mall	Sterling Heights, MI	185,116	35,860	369,639	—	4,887	35,860	374,526	410,386	37,247		2004	(e)
Lakeview Square	Battle Creek, MI	42,094	3,579	32,210	—	19,291	3,579	51,501	55,080	16,024		1996	(e)
Landmark Mall	Alexandria, VA	—	28,396	67,235	—	(150)	28,396	67,085	95,481	17,903		2003	(e)
Lansing Mall	Lansing, MI	25,536	6,978	62,800	4,518	46,672	11,496	109,472	120,968	31,183		1996	(e)
Lincolnshire Commons	Lincolnshire, IL	28,000	10,784	9,441	—	18,646	10,784	28,087	38,871	1,514	2006		(e)
Lockport Mall	Lockport, NY	—	800	10,000	—	4,228	800	14,228	15,028	8,110		1986	(e)
Lynnhaven Mall	Virginia Beach, VA	242,284	33,698	229,433	—	4,574	33,698	234,007	267,705	28,975		2003	(e)
Mall At Sierra Vista	Sierra Vista, AZ	—	3,652	20,450	—	3,423	3,652	23,873	27,525	3,360		2002	(e)
Mall Of Louisiana	Baton Rouge, LA	238,000	24,591	246,452	—	30,425	24,591	276,877	301,468	26,962		2004	(e)
Mall Of The Bluffs	Council Bluffs, IA	39,151	1,860	24,016	35	24,942	1,895	48,958	50,853	25,228	1985-1986		(e)
Mall St. Matthews	Louisville, KY	148,207	—	176,583	—	7,974	—	184,557	184,557	21,640		2004	(e)
Mall St. Vincent	Shreveport, LA	49,000	2,640	23,760	—	9,802	2,640	33,562	36,202	9,966		1998	(e)
Market Place Shopping Center	Champaign, IL	106,000	7,000	63,972	—	54,597	7,000	118,569	125,569	33,820		1997	(e)
Mayfair Mall	Wauwatosa, WI	181,314	14,707	224,847	—	35,713	14,707	260,560	275,267	57,034		2003	(e)
Meadows Mall	Las Vegas, NV	105,193	24,634	104,088	(3,259)	17,589	21,375	121,677	143,052	27,012		2003	(e)
Metro Plaza	Baltimore, MD	—	1,050	10,340	271	2,043	1,321	12,383	13,704	2,088		2004	(e)
Mondawmin Mall	Baltimore, MD	—	10,800	47,531	—	1,265	10,800	48,796	59,596	8,497		2004	(e)
North Plains Mall	Clovis, NM	—	2,722	15,048	—	3,404	2,722	18,452	21,174	2,877		2002	(e)
North Star Mall	San Antonio, TX	238,619	29,230	467,961	3,791	34,678	33,021	502,639	535,660	46,222		2004	(e)
North Temple Shops	Salt Lake City, UT	—	168	468	—	6	168	474	642	65		2002	(e)
North Town Mall	Spokane, WA	74,443	22,407	125,033	—	6,331	22,407	131,364	153,771	19,155		2002	(e)
Northgate Mall	Chattanooga, TN	45,812	2,525	43,944	—	8,371	2,525	52,315	54,840	13,108		2003	(e)
Northridge Fashion Center	Northridge, CA	129,315	16,618	149,563	248	38,187	16,866	187,750	204,616	47,535		1998	(e)
Oak View Mall	Omaha, NE	116,974	12,056	113,042	—	5,823	12,056	118,865	130,921	23,273		2003	(e)
Oakwood Center	Gretna, LA	95,000	2,830	137,574	1,532	17,488	4,362	155,062	159,424	18,393		2004	(e)
Oakwood Mall	Eau Claire, WI	52,201	3,267	18,281	—	28,505	3,267	46,786	50,053	25,557	1985-1986		(e)
Oglethorpe Mall	Savannah, GA	144,628	16,036	92,978	—	7,971	16,036	100,949	116,985	23,868		2003	(e)
Orem Plaza Center Street	Orem, UT	2,562	1,069	2,974	—	2,383	1,069	5,357	6,426	483		2002	(e)
Orem Plaza State Street	Orem, UT	1,586	592	1,649	—	157	592	1,806	2,398	233		2002	(e)
Oviedo Marketplace	Orlando, FL	52,976	24,017	23,958	(2,045)	762	21,972	24,720	46,692	8,988		2004	(e)
Owings Mills Mall	Owing Mills, MD	101,951	27,534	173,005	(6,208)	3,895	21,326	176,900	198,226	21,723		2004	(e)
Oxmoor Center	Louisville, KY	62,287	—	131,434	—	6,261	—	137,695	137,695	11,332		2004	(e)
Paramus Park	Paramus, NJ	106,461	47,660	182,124	—	6,466	47,660	188,590	236,250	19,230		2004	(e)
Park City Center	Lancaster, PA	152,935	8,465	177,191	(276)	35,644	8,189	212,835	221,024	43,860		2003	(e)
Park Place	Tucson, AZ	180,593	4,996	44,993	(280)	113,579	4,716	158,572	163,288	39,210		1996	(e)
Peachtree Mall	Columbus, GA	91,593	22,052	67,679	—	5,641	22,052	73,320	95,372	10,891		2003	(e)
Pecanland Mall	Monroe, LA	60,156	10,101	68,329	297	14,145	10,398	82,474	92,872	12,832		2002	(e)
Piedmont Mall	Danville, VA	34,492	2,000	38,000	—	10,461	2,000	48,461	50,461	16,177		1995	(e)
Pierre Bossier Mall	Bossier City, LA	36,335	4,367	35,353	—	10,674	4,367	46,027	50,394	12,210		1998	(e)
Pine Ridge Mall	Pocatello, ID	27,015	4,905	27,349	—	6,548	4,905	33,897	38,802	5,047		2002	(e)
Pioneer Place	Portland, OR	169,552	10,805	209,965	—	967	10,805	210,932	221,737	21,505		2004	(e)
Plaza 800	Sparks, NV	—	—	5,430	—	31	—	5,461	5,461	680		2002	(e)
Plaza 9400	Sandy, UT	—	—	9,114	—	192	—	9,306	9,306	1,290		2002	(e)
Prince Kuhio Plaza	Hilo, HI	38,957	9	42,710	—	1,959	9	44,669	44,678	10,149		2002	(e)

GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
DECEMBER 31, 2007

					Costs Capitalized		Gross Amounts at Which						Life Upon Which
			Initial Cost (b)		Subsequent to Acquisition (c)		Carried at Close of Period (d)						Latest Income
				Buildings and		Buildings and		Buildings and		Accumulated	Date of	Date	Statement is
Name of Center	Location	Encumbrances (a)	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation(e)	Construction	Acquired	Computed
(In thousands)

Providence Place	Providence, RI	422,801	—	502,809	—	6,617	—	509,426	509,426	57,537		2004	(e)
Provo Towne Centre	Provo, UT	49,020	13,486	74,587	—	1,669	13,486	76,256	89,742	11,648		2002	(e)
Red Cliffs Mall	St. George, UT	25,677	1,880	26,561	—	3,489	1,880	30,050	31,930	4,569		2002	(e)
Red Cliffs Plaza	St. George, UT	—	—	2,366	—	370	—	2,736	2,736	373		2002	(e)
Regency Square Mall	Jacksonville, FL	96,855	16,498	148,478	1,386	21,044	17,884	169,522	187,406	40,313		1998	(e)
Ridgedale Center	Minnetonka, MN	182,390	10,710	272,607	—	15,787	10,710	288,394	299,104	27,114		2004	(e)
Rio West Mall	Gallup, NM	—	—	19,500	—	7,391	—	26,891	26,891	13,738		1986	(e)
River Falls Mall	Clarksville, IN	—	3,178	54,610	3,703	85,781	6,881	140,391	147,272	40,120	1989-1990		(e)
River Hills Mall	Mankato, MN	80,000	3,714	29,014	993	43,690	4,707	72,704	77,411	27,068	1990-1991		(e)
River Pointe Plaza	West Jordan, UT	3,969	1,302	3,623	—	510	1,302	4,133	5,435	531		2002	(e)
Riverlands Shopping Center	LaPlace, LA	—	500	4,500	601	5,667	1,101	10,167	11,268	1,863		1998	(e)
Riverside Plaza	Provo, UT	5,680	2,475	6,890	—	2,132	2,475	9,022	11,497	1,293		2002	(e)
Rivertown Crossings	Grandville, MI	120,508	10,973	97,142	(3,747)	50,076	7,226	147,218	154,444	39,915	1998-1999		(e)
Riverwalk Marketplace	New Orleans, LA	—	—	94,513	—	(4,618)	—	89,895	89,895	6,826		2004	(e)
Rogue Valley Mall	Medford, OR	26,847	21,913	36,392	(95)	5,715	21,818	42,107	63,925	6,147		2003	(e)
Saint Louis Galleria	St. Louis, MO	242,913	36,774	184,645	(545)	23,855	36,229	208,500	244,729	24,810		2003	(e)
Salem Center	Salem, OR	25,630	6,966	38,976	—	2,038	6,966	41,014	47,980	6,038		2002	(e)
Sikes Senter	Wichita Falls, TX	62,723	12,759	50,567	—	3,460	12,759	54,027	66,786	9,259		2003	(e)
Silver Lake Mall	Coeur d’Alene, ID	—	4,448	24,801	—	1,520	4,448	26,321	30,769	3,754		2002	(e)
Sooner Mall	Norman, OK	60,000	2,700	24,300	(119)	20,496	2,581	44,796	47,377	13,698		1996	(e)
South Street Seaport	New York, NY	—	—	10,872	—	1,329	—	12,201	12,201	8,099		2004	(e)
Southlake Mall	Morrow, GA	100,000	6,700	60,407	—	14,294	6,700	74,701	81,401	21,469		1997	(e)
Southland Center	Taylor, MI	111,310	7,690	99,376	—	(769)	7,690	98,607	106,297	7,087		2004	(e)
Southland Mall	Hayward, CA	83,662	13,921	75,126	200	16,745	14,121	91,871	105,992	12,318		2002	(e)
Southshore Mall	Aberdeen, WA	—	650	15,350	—	5,699	650	21,049	21,699	11,868		1986	(e)
Southwest Plaza	Littleton, CO	74,541	9,000	103,984	542	40,326	9,542	144,310	153,852	33,185		1998	(e)
Spokane Valley Mall	Spokane, WA	38,056	11,455	67,046	—	1,425	11,455	68,471	79,926	9,760		2002	(e)
Spokane Valley Plaza	Spokane, WA	—	3,558	10,150	—	79	3,558	10,229	13,787	1,392		2002	(e)
Spring Hill Mall	West Dundee, IL	79,717	12,400	111,644	—	20,019	12,400	131,663	144,063	32,038		1998	(e)
Staten Island Mall	Staten Island, NY	290,708	222,710	339,102	—	8,708	222,710	347,810	570,520	37,960		2004	(e)
Stonestown Galleria	San Francisco, CA	273,000	67,000	246,272	—	8,481	67,000	254,753	321,753	22,513		1998	(e)
The Boulevard Mall	Las Vegas, NV	110,781	16,490	148,413	(1,135)	14,181	15,355	162,594	177,949	39,005		1998	(e)
The Crossroads	Portage, MI	40,741	6,800	61,200	—	23,280	6,800	84,480	91,280	18,632		1999	(e)
The Gallery At Harborplace	Baltimore, MD	102,978	17,912	174,410	—	2,417	17,912	176,827	194,739	15,079		2004	(e)
The Grand Canal Shoppes	Las Vegas, NV	403,708	—	766,232	—	14,768	—	781,000	781,000	74,223		2004	(e)
The Maine Mall	South Portland, ME	221,354	41,374	238,457	(79)	9,875	41,295	248,332	289,627	26,291		2003	(e)
The Mall In Columbia	Columbia, MD	400,000	34,650	522,363	—	17,981	34,650	540,344	574,994	53,018		2004	(e)
The Pines	Pine Bluff, AR	—	1,489	17,627	(242)	17,374	1,247	35,001	36,248	19,206	1985-1986		(e)
The Shops At Fallen Timbers	Maumee, OH	—	3,677	77,825	—	—	3,677	77,825	81,502	633	2007		(e)
The Shops At La Cantera	San Antonio, TX	174,543	10,966	205,222	—	8,283	10,966	213,505	224,471	15,370	2005		(e)
The Streets At SoutHPoint	Durham, NC	245,707	16,070	406,266	—	7,386	16,070	413,652	429,722	38,011		2004	(e)
The Village Of Cross Keys	Baltimore, MD	376	18,070	57,285	—	73	18,070	57,358	75,428	4,064		2004	(e)
Three Rivers Mall	Kelso, WA	21,995	4,312	23,019	—	2,587	4,312	25,606	29,918	3,685		2002	(e)
Town East Mall	Mesquite, TX	108,538	7,711	149,258	—	18,028	7,711	167,286	174,997	28,681		2004	(e)
Tucson Mall	Tucson, AZ	120,596	—	181,424	—	33,008	—	214,432	214,432	32,907		2001	(e)
Twin Falls Crossing	Twin Falls, ID	—	275	769	—	—	275	769	1,044	105		2002	(e)
University Crossing	Orem, UT	11,684	3,420	9,526	—	1,061	3,420	10,587	14,007	1,393		2002	(e)
Valley Hills Mall	Hickory, NC	58,326	3,444	31,025	2,212	44,559	5,656	75,584	81,240	20,678		1997	(e)
Valley Plaza Mall	Bakersfield, CA	98,233	12,685	114,166	—	24,781	12,685	138,947	151,632	31,901		1998	(e)
Visalia Mall	Visalia, CA	43,461	11,052	58,172	(14)	6,337	11,038	64,509	75,547	9,408		2002	(e)
Ward Centers	Honolulu, HI	217,289	164,007	89,321	1,337	78,467	165,344	167,788	333,132	21,748		2002	(e)
West Valley Mall	Tracy, CA	59,078	9,295	47,789	1,591	34,979	10,886	82,768	93,654	27,557	1995		(e)
Westlake Center	Seattle, WA	76,409	12,971	117,003	4,669	(2,912)	17,640	114,091	131,731	12,812		2004	(e)
Westwood Mall	Jackson, MI	—	2,658	23,924	913	5,908	3,571	29,832	33,403	9,995		1996	(e)
White Marsh Mall	Baltimore, MD	187,000	24,760	239,688	—	13,205	24,760	252,893	277,653	26,766		2004	(e)

GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
DECEMBER 31, 2007

					Costs Capitalized		Gross Amounts at Which						Life Upon Which
			Initial Cost (b)		Subsequent to Acquisition (c)		Carried at Close of Period (d)						Latest Income
				Buildings and		Buildings and		Buildings and		Accumulated	Date of	Date	Statement is
Name of Center	Location	Encumbrances (a)	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation(e)	Construction	Acquired	Computed
(In thousands)

White Mountain Mall	Rock Springs, WY	—	1,363	7,611	—	7,729	1,363	15,340	16,703	2,563		2002	(e)
Willowbrook	Wayne, NJ	172,346	28,810	444,762	30	10,670	28,840	455,432	484,272	44,348		2004	(e)
Woodbridge Center	Woodbridge, NJ	213,521	50,737	420,703	—	5,987	50,737	426,690	477,427	45,742		2004	(e)
Woodlands Village	Flagstaff, AZ	7,257	2,689	7,484	—	278	2,689	7,762	10,451	1,034		2002	(e)
Yellowstone Square	Idaho Falls, ID	—	1,057	2,943	—	147	1,057	3,090	4,147	424		2002	(e)

Total GGPI		14,706,793	2,812,976	16,674,773	49,939	2,742,244	2,862,915	19,417,017	22,279,932	3,168,384
Bay City Mall	Bay City, MI	24,696	1,274	35,779	—	—	1,274	35,779	37,053	11,488		2007	(e)
Brass Mill Center	Waterbury, CT	105,730	12,687	131,634	—	—	12,687	131,634	144,321	38,575		2007	(e)
Brass Mill Commons	Waterbury, CT	22,613	5,011	20,368	—	—	5,011	20,368	25,379	7,364		2007	(e)
Chula Vista Center	Chula Vista, CA	60,182	6,387	63,526	—	—	6,387	63,526	69,913	18,344		2007	(e)
Columbiana Center	Columbia, SC	66,099	5,838	81,298	—	—	5,838	81,298	87,136	25,157		2007	(e)
Deerbrook Mall	Humble, TX	76,791	7,821	96,045	—	—	7,821	96,045	103,866	27,255		2007	(e)
Lakeland Square	Lakeland, FL	56,285	8,983	75,761	—	—	8,983	75,761	84,744	19,468		2007	(e)
Moreno Valley Mall	Moreno Valley, CA	88,000	3,291	64,105	—	—	3,291	64,105	67,396	16,461		2007	(e)
Newgate Mall	Ogden, UT	42,064	1,061	22,910	—	—	1,061	22,910	23,971	6,690		2007	(e)
Newpark Mall	Newark, CA	69,601	6,560	100,918	—	—	6,560	100,918	107,478	37,869		2007	(e)
North Point Mall	Alpharetta, GA	219,924	8,954	184,208	—	—	8,954	184,208	193,162	53,702		2007	(e)
Pembroke Mall	Pembroke Pines, FL	133,549	16,939	121,507	—	—	16,939	121,507	138,446	36,139		2007	(e)
Steeplegate Mall	Concord, NH	79,781	2,926	59,030	—	—	2,926	59,030	61,956	20,047		2007	(e)
The Parks at Arlington	Arlington, TX	140,002	13,251	218,103	—	—	13,251	218,103	231,354	53,409		2007	(e)
The Shoppes at Buckland	Manchester, CT	168,770	18,852	177,139	—	—	18,852	177,139	195,991	35,611		2007	(e)
The Woodlands Mall	The Woodlands, TX	240,000	12,785	174,794	—	—	12,785	174,794	187,579	48,734		2007	(e)
Tysons Galleria	McLean, VA	255,000	3,222	88,240	—	—	3,222	88,240	91,462	30,586		2007	(e)
Vista Ridge Mall	Lewisville, TX	82,348	6,964	122,142	—	—	6,964	122,142	129,106	60,815		2007	(e)
Washington Park Mall	Bartlesville, OK	12,378	1,401	16,242	—	—	1,401	16,242	17,643	5,689		2007	(e)
West Oaks Mall	Ocoee, FL	71,501	13,534	70,909	—	—	13,534	70,909	84,443	25,899		2007	(e)
Purchase accounting related adjustments	Chicago, IL	(11,413)	173,174	783,523	—	—	173,174	783,523	956,697	(272,650)

Total Homart I(f)		2,003,901	330,915	2,708,181	—	—	330,915	2,708,181	3,039,096	306,652
Other, including corporate and developments in progress		7,463,997	265,618	491,035	133,542	648,857	399,160	1,139,892	1,539,052	129,979

Total Retail and Other		24,174,691	3,409,509	19,873,989	183,481	3,391,101	3,592,990	23,265,090	26,858,080	3,605,015

Master Planned Communities
Bridgeland	Houston, TX	32,030	257,222	—	113,000	1,001	370,222	1,001	371,223	149		2004	(e)
Columbia	Howard County, MD	—	321,118	—	(169,165)	150	151,953	150	152,103	22		2004	(e)
Fairwood	Prince George’s County, MD	—	136,434	—	(75,732)	27	60,702	27	60,729	3		2004	(e)
Summerlin	Summerlin, NV	64,301	990,179	—	64,214	79	1,054,393	79	1,054,472	10		2004	(e)
Other		11,117	—	—	2,102	93,047	2,102	93,047	95,149	—

Total Master Planned Communities		107,448	1,704,953	—	(65,581)	94,304	1,639,372	94,304	1,733,676	184

Total		$24,282,139	$5,114,462	$19,873,989	$117,900	$3,485,405	$5,232,362	$23,359,394	$28,591,756	$3,605,199

GENERAL GROWTH PROPERTIES, INC.

NOTES TO SCHEDULE III

(a)	See description of mortgages, notes and other debt payable in Note 6 of Notes to Consolidated Financial Statements.

(b)	Initial cost for constructed malls is cost at end of first complete calendar year subsequent to opening.

(c)	For retail and other properties, costs capitalized subsequent to acquisitions is net of cost of disposals or other property write-downs. For Master Planned Communities, costs capitalized subsequent to acquisitions are net of land sales.

(d)	The aggregate cost of land, buildings and improvements for federal income tax purposes is approximately $17.5 billion.

(e)	Depreciation is computed based upon the following estimated lives:

Years

Buildings, improvements and carrying costs	40-45
Equipment, tenant improvements and fixtures	5-10

(f)	Initial cost for individual properties acquired in the Homart I acquisition represents historical cost at December 31, 2007. As individual property values have not been finalized, purchase accounting related adjustments are presented in total.

Reconciliation of Real Estate

	2007	2006	2005
	(In thousands)

Balance at beginning of year	$24,661,601	$23,583,536	$23,308,792
Acquisitions	3,152,350	234,624	—
Change in Master Planned Communities land	(16,466)	4,775	5,363
Additions	866,353	855,529	496,362
Hurricane property damage provisions- Oakwood Center and Riverwalk (Note 14)	—	—	(53,022)
Dispositions and write-offs	(72,081)	(16,863)	(173,959)

Balance at end of year	$28,591,756	$24,661,601	$23,583,536

Reconciliation of Accumulated Depreciation

	2007		2006	2005
	(In thousands)

Balance at beginning of year	$2,766,871		$2,104,956	$1,453,488
Depreciation expense	635,872		663,524	652,109
Acquisitions	274,537	(g)	—	—
Dispositions and write-offs	(72,081)		(1,609)	(641)

Balance at end of year	$3,605,199		$2,766,871	$2,104,956

(g)	Accumulated depreciation of our original 50% interest in the properties acquired in the Homart I acquisition at July 6, 2007 (date of acquisition). Such properties were unconsolidated prior to the date of acquisition.

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of General Growth Properties, Inc. filed with the Delaware Secretary of State on February 10, 2006 (previously filed as Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
3.2	Bylaws of General Growth Properties, Inc., as amended (previously filed as Exhibit 3(ii) to the Current Report on Form 8-K dated November 8, 2006 which was filed with the SEC on November 14, 2006, incorporated herein by reference).
3.3	Certificate of Designations, Preferences and Rights of Increasing Rate Cumulative Preferred Stock, Series I filed with the Delaware Secretary of State on February 26, 2007 (previously filed as Exhibit 3.3 to the Annual Report on Form 10-K for the year ended December 31, 2006, which was previously filed with the SEC on March 1, 2007, incorporated herein by reference).
4.1	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
4.2	Rights Agreement dated July 27, 1993, between General Growth Properties, Inc. and certain other parties named therein (previously filed as Exhibit 4.2 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
4.3	Amendment to Rights Agreement dated as of February 1, 2000, between General Growth Properties, Inc. and certain other parties named therein (previously filed as Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2003, incorporated herein by reference).
4.4	Redemption Rights Agreement dated July 13, 1995, by and among GGP Limited Partnership (the “Operating Partnership”), General Growth Properties, Inc. and the persons listed on the signature pages thereof (previously filed as Exhibit 4.4 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
4.5	Redemption Rights Agreement dated December 6, 1996, among the Operating Partnership, Forbes/Cohen Properties, Lakeview Square Associates, and Jackson Properties (previously filed as Exhibit 4.5 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
4.6	Redemption Rights Agreement dated June 19, 1997, among the Operating Partnership, General Growth Properties, Inc., and CA Southlake Investors, Ltd. (previously filed as Exhibit 4.6 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
4.7	Redemption Rights Agreement dated October 23, 1997, among General Growth Properties, Inc., the Operating Partnership and Peter Leibowits (previously filed as Exhibit 4.7 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
4.8	Redemption Rights Agreement dated April 2, 1998, among the Operating Partnership, General Growth Properties, Inc. and Southwest Properties Venture (previously filed as Exhibit 4.8 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
4.9	Redemption Rights Agreement dated July 21, 1998, among the Operating Partnership, General Growth Properties, Inc., Nashland Associates, and HRE Altamonte, Inc. (previously filed as Exhibit 4.9 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
4.10	Redemption Rights Agreement dated October 21, 1998, among the Operating Partnership, General Growth Properties, Inc. and the persons on the signature pages thereof (previously filed as Exhibit 4.10 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
4.11	Redemption Rights Agreement (Common Units) dated July 10, 2002, by and among the Operating Partnership, General Growth Properties, Inc. and the persons listed on the signature pages thereof (filed herewith).

4.12	Redemption Rights Agreement (Series B Preferred Units) dated July 10, 2002, by and among the Operating Partnership, General Growth Properties, Inc. and the persons listed on the signature pages thereof (filed herewith).
4.13	Redemption Rights Agreement (Common Units) dated November 27, 2002, by and among the Operating Partnership, General Growth Properties, Inc. and JSG, LLC (previously filed as Exhibit 10(MMM) to the Annual Report on Form 10-K for the year ended December 31, 2002 which was filed with the SEC on March 14, 2003, incorporated herein by reference).
4.14	Redemption Rights Agreement dated December 11, 2003, by and among the Operating Partnership, General Growth Properties, Inc. and Everitt Enterprises, Inc. (previously filed as Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2003 which was filed with the SEC on March 12, 2004, incorporated herein by reference).
4.15	Redemption Rights Agreement dated March 5, 2004, by and among the Operating Partnership, General Growth Properties, Inc. and Koury Corporation (filed herewith).
4.16	Registration Rights Agreement dated April 15, 1993, between General Growth Properties, Inc., Martin Bucksbaum, Matthew Bucksbaum and the other parties named therein (filed herewith).
4.17	Amendment to Registration Rights Agreement dated February 1, 2000, among General Growth Properties, Inc. and certain other parties named therein (previously filed as Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2003 which was filed with the SEC on March 12, 2004, incorporated herein by reference).
4.18	Registration Rights Agreement dated April 17, 2002, between General Growth Properties, Inc. and GSEP 2002 Realty Corp. (filed herewith).
4.19	Rights Agreement dated November 18, 1998, between General Growth Properties, Inc. and Norwest Bank Minnesota, N.A., as Rights Agent (including the Form of Certificate of Designation of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the Form of Right Certificate attached thereto as Exhibit B and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C) (previously filed as Exhibit 4.19 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
4.20	First Amendment to Rights Agreement dated as of November 10, 1999, between General Growth Properties, Inc. and Norwest Bank Minnesota, N.A. (previously filed as Exhibit 4.20 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
4.21	Second Amendment to Rights Agreement dated as of December 31, 2001, between General Growth Properties, Inc. and Mellon Investor Services, LLC, successor to Norwest Bank Minnesota, N.A. (previously filed as Exhibit 4.13 to the Registration Statement on Form S-3 (No. 333-82134) dated February 4, 2002 which was filed with the SEC on February 5, 2002, incorporated herein by reference).
4.22	Letter Agreement concerning Rights Agreement dated November 10, 1999, between the Operating Partnership and NYSCRF (previously filed as Exhibit 4.22 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
4.23	The Rouse Company and The First National Bank of Chicago (Trustee) Indenture dated as of February 24, 1995 (previously filed as Exhibit 4.23 to the Annual Report on Form 10-K for the year ended December 31, 2004 which was filed with the SEC on March 22, 2005, incorporated herein by reference).
4.24	The Rouse Company LP, TRC Co-Issuer, Inc. and LaSalle Bank National Association (Trustee) Indenture dated May 5, 2006 (previously filed as Exhibit 4.24 to the Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the SEC on March 1, 2007, incorporated herein by reference).
4.25	Second Amended and Restated Credit Agreement dated as of February 24, 2006 among General Growth Properties, Inc., Operating Partnership and GGPLP L.L.C., as Borrowers; the several lenders from time to time parties thereto; Banc of America Securities LLC, Eurohypo AG, New York Branch (“Eurohypo”) and Wachovia Capital Markets, LLC, as Arrangers; Eurohypo, as Administrative Agent; Bank of America, N.A., and Wachovia Bank, National Association, as Syndication Agents; and Lehman Commercial Paper, Inc., as Documentation Agent (previously filed as Exhibit 4.1 to the Current Report on Form 8-K dated February 24, 2006 which was filed with the SEC on March 2, 2006, incorporated herein by reference).

4.26	Indenture, dated as of April 16, 2007, between the Operating Partnership and LaSalle Bank National Association (previously filed as Exhibit 4.1 to the Current Report on Form 8-K dated April 16, 2007, which was filed with the SEC on April 19, 2007, incorporated herein by reference).
10.1	Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated April 1, 1998 (the “LP Agreement”) (previously filed as Exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
10.2	First Amendment to the LP Agreement dated as of June 10, 1998 (previously filed as Exhibit 10(B) to the Annual Report on Form 10-K for the year ended December 31, 2002 which was filed with the SEC on March 14, 2003, incorporated herein by reference).
10.3	Second Amendment to the LP Agreement dated as of June 29, 1998 (previously filed as Exhibit 10(C) to the Annual Report on Form 10-K for the year ended December 31, 2002 which was filed with the SEC on March 14, 2003, incorporated herein by reference).
10.4	Third Amendment to the LP Agreement dated as of February 15, 2002 (filed herewith).
10.5	Amendment to the LP Agreement dated as of April 24, 2002 (filed herewith).
10.6	Fourth Amendment to the LP Agreement dated as of July 10, 2002 (filed herewith).
10.7	Amendment to the LP Agreement dated as of November 27, 2002 (previously filed as Exhibit 10(G) to the Annual Report on Form 10-K for the year ended December 31, 2002 which was filed with the SEC on March 14, 2003, incorporated herein by reference).
10.8	Sixth Amendment to the LP Agreement and Exhibit A to the Amendment dated as of November 20, 2003 (previously filed as Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2003 which was filed with the SEC on March 12, 2004, incorporated herein by reference).
10.9	Amendment to the LP Agreement and Exhibit A to the Amendment dated as of December 11, 2003 (previously filed as an Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 2003 which was filed with the SEC on March 12, 2004, incorporated herein by reference).
10.10	Amendment to the LP Agreement dated March 5, 2004 (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 which was filed with the SEC on May 7, 2004, incorporated herein by reference).
10.11	Amendment to the LP Agreement dated November 12, 2004 (previously filed as Exhibit 10.3 to the Current Report on Form 8-K/A dated November 12, 2004 which was filed with the SEC on November 18, 2004, incorporated herein by reference).
10.12	Amendment to the LP Agreement dated September 30, 2006 (previously filed as Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the SEC on March 1, 2007, incorporated herein by reference).
10.13	Twelfth Amendment to the LP Agreement dated December 31, 2006 (previously filed as Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the SEC on March 1, 2007, incorporated herein by reference).
10.14	Second Amended and Restated Operating Agreement of GGPLP L.L.C. dated April 17, 2002 (the “LLC Agreement”) (filed herewith).
10.15	First Amendment to the LLC Agreement dated April 23, 2002 (filed herewith).
10.16	Second Amendment to the LLC Agreement dated May 13, 2002 (filed herewith).
10.17	Third Amendment to the LLC Agreement dated October 30, 2002 (previously filed as Exhibit 10(Y) to the Annual Report on Form 10-K for the year ended December 31, 2002 which was filed with the SEC on March 14, 2003, incorporated herein by reference).
10.18	Fourth Amendment to the LLC Agreement dated April 7, 2003 (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 which was filed with the SEC on May 9, 2003, incorporated herein by reference).
10.19	Fifth Amendment to the LLC Agreement dated April 11, 2003 (previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 which was filed with the SEC on May 9, 2003, incorporated herein by reference).

10.20		Sixth Amendment to the LLC Agreement dated November 12, 2004 (previously filed as Exhibit 10.2 to the Current Report on Form 8-K/A dated November 12, 2004 which was filed with the SEC on November 18, 2004, incorporated herein by reference).
10.21		Operating Agreement dated November 10, 1999, between the Operating Partnership, NYSCRF, and GGP/Homart II L.L.C. (previously filed as Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
10.22		Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated November 22, 2002 (previously filed as Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
10.23		Letter Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated January 31, 2003 (previously filed as Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
10.24		Second Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated January 31, 2003 (previously filed as Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
10.25		Third Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated February 8, 2008 (filed herewith).
10.26		Amended and Restated Operating Agreement of GGP-TRS L.L.C. dated August 26, 2002, between the Operating Partnership, Teachers’ Retirement System of the State of Illinois and GGP-TRS L.L.C. (previously filed as Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
10.27		First Amendment to Amended and Restated Operating Agreement of GGP-TRS L.L.C. dated December 19, 2002 (previously filed as Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
10.28		Second Amendment to Amended and Restated Operating Agreement of GGP-TRS L.L.C. dated November 1, 2005 (previously filed as Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006, incorporated herein by reference).
10	.29*	Summary of Non-Employee Director Compensation Program (filed herewith).
10.30		Contingent Stock Agreement, effective January 1, 1996, by The Rouse Company and in favor of and for the benefit of the Holders and the Representatives (as defined therein) (filed herewith).
10.31		Assumption Agreement dated October 19, 2004 by General Growth Properties, Inc. and The Rouse Company in favor of and for the benefit of the Holders and the Representatives (as defined therein) (previously filed as Exhibit 99.2 to the Registration Statement on Form S-3/A (No. 333-120373) which was filed with the SEC on December 23, 2004, incorporated herein by reference).
10.32		Indemnity Agreement dated as of February 2006 by the Company and The Rouse Company, LP. (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 which was filed with the SEC on May 10, 2006, incorporated herein by reference).
10	.33*	General Growth Properties, Inc. 1998 Incentive Stock Plan, as amended (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 which was filed with the SEC on August 8, 2005, incorporated herein by reference).
10	.34*	Amendment dated November 8, 2006 and effective January 1, 2007 to General Growth Properties, Inc. 1998 Incentive Stock Plan (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 which was filed with the SEC on November 8, 2006, incorporated herein by reference).
10	.35*	Form of Option Agreement pursuant to 1998 Incentive Stock Plan (previously filed as Exhibit 10.47 to the Annual Report on Form 10-K for the year ended December 31, 2004 which was filed with the SEC on March 22, 2005, incorporated herein by reference).
10	.36*	General Growth Properties, Inc. 2003 Incentive Stock Plan, as amended (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 which was filed with the SEC on August 9, 2006, incorporated herein by reference).

10	.37*	Amendment dated November 8, 2006 and effective January 1, 2007 to General Growth Properties, Inc. 2003 Incentive Stock Plan (previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 which was filed with the SEC on November 8, 2006, incorporated herein by reference).
10	.38*	Form of Option Agreement pursuant to 2003 Incentive Stock Plan (previously filed as Exhibit 10.48 to the Annual Report on Form 10-K for the year ended December 31, 2004 which was filed with the SEC on March 22, 2005, incorporated herein by reference).
10	.39*	Form of Employee Restricted Stock Agreement pursuant to the 2003 Incentive Stock Plan (previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 which was filed with the SEC on August 9, 2006, incorporated herein by reference).
10	.40*	Form of Non-Employee Director Restricted Stock Agreement pursuant to the 2003 Incentive Stock Plan (previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 which was filed with the SEC on August 9, 2006, incorporated herein by reference).
21		List of Subsidiaries (filed herewith).
23.1		Consent of Deloitte & Touche LLP (filed herewith).
23.2		Consent of KPMG LLP (filed herewith).
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1		Financial Statements of TRCLP, a wholly owned subsidiary of GGPLP (filed herewith).

(*)	A compensatory plan or arrangement required to be filed.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of December 31, 2007. The registrant agrees to furnish a copy of such agreements to the Commission upon request.