Form 10-K/A
period 2007-12-31
GENERAL GROWTH PROPERTIES INC
filed 2008-03-25
CIK 895648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 1

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

The Registrant is filing the Amendment No. 1 to its Annual Report on Form 10-K for the year ended December 31, 2007 filed with the Securities and Exchange Commission (“SEC”) on February 27, 2008 (the “Original 10-K”) to amend Items 8 and 15 of the Original 10-K. The amendment to Item 8 is to amend Note 5 — Unconsolidated Real Estate Affiliates of the Consolidated Financial Statements (“Note 5”), pages F-21 through F-31, to include additional information for certain unconsolidated real estate affiliates to supplement certain required disclosures as a result of an agreement with the SEC staff to provide such information in lieu of separate audited financial statements for such affiliates in accordance with S-X Rule 3-09. This additional information includes the balance sheet and income statement for one additional unconsolidated real estate affiliate and condensed statement of cash flow information for each of the unconsolidated real estate affiliates disclosed in Note 5. Item 15 of the Original 10-K is being amended to include the updated opinion of Deloitte & Touche LLP, new Exhibits 31.1, 31.2, 32.1 and 32.2, certifications of the Chief Executive Officer and Chief Financial Officer, new Exhibit 23.1, consent of Deloitte & Touche LLP and new Exhibit 23.2, consent of KPMG LLP. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment to the Original 10-K sets forth the complete text of Items 8 and 15, as amended.

Except as described above, no other amendments are being made to the Original 10-K. This amendment does not reflect events occurring after the February 27, 2008 filing of our Original 10-K or modify or update the disclosure contained in the Original 10-K in any way other than as required to reflect the items discussed above and reflected below.

PART II

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

Date: March 24, 2008

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

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 26, 2008

(March 24, 2008 as to Note 5, Condensed Financial Information of Individually Significant Unconsolidated Real Estate Affiliates as related to Woodlands Land Development cash flow information)

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	GGP/Homart II
	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash Flows from Operating Activities:
Net income (loss)	$(60,828)	$45,469	$63,372
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	81,241	66,024	61,923
Amortization of deferred financing costs	460	1,014	3,172
Straight-line rent amortization	(4,929)	(3,824)	(3,244)
Amortization of intangibles other than in-place leases	(2,306)	(3,542)	(3,542)
Net changes:
Accounts and notes receivable and other assets, net	3,354	(39)	5,203
Deferred expenses	(22,132)	(5,773)	(3,288)
Accounts payable and accrued expenses	111,954	2,527	(7,884)
Other, net	(4,867)	(2,829)	1,969

Net cash provided by operating activities	101,947	99,027	117,681

Cash Flows from Investing Activities:
Acquisition/development of real estate and property additions/improvements	(267,899)	(351,849)	(123,261)
Proceeds from sales of investment properties	1,349	—	—

Net cash used in investing activities	(266,550)	(351,849)	(123,261)

Cash Flows from Financing Activities:
Proceeds from issuance of mortgages, notes and loans payable	—	810,000	703,000
Principal payments on mortgage notes, notes and loans payable	(24,316)	(341,716)	(336,334)
Notes (receivable) payable from affiliate	(149,500)	224,500	(114,393)
Deferred financing costs	(17)	(892)	(518)
Contributions (distributions) and receivables from members, net	362,998	(488,320)	(215,454)

Net cash provided by financing activities	189,165	203,572	36,301

Net change in cash and cash equivalents	24,562	(49,250)	30,721
Cash and cash equivalents at the beginning of period	6,289	55,539	24,818

Cash and cash equivalents at the end of period	$30,851	$6,289	$55,539

Supplemental Disclosure of Cash Flow Information:
Interest paid, net of amounts capitalized	$122,818	$99,034	$74,033
Non-Cash Investing and Financing Activities:
Accrued capital expenditures included in accounts payable and accrued expenses	$67,497	$91,380	$32,391
Write-off of fully amortized below-market leases, net	2,306	—	—

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The judgment amount and the related interest have been recorded by GGP/Homart II. However, the GGP/Homart II Operating Agreement gives NYSCRF (the non-managing member of GGP/Homart II) rights to indemnification from the Company under certain circumstances. Although such rights could be asserted by NYSCRF, at this time we are not aware of any formal action taken by NYSCRF regarding these rights. However, the Company and NYSCRF have entered into a tolling agreement (essentially, a standstill agreement) relating to such rights. If the indemnity is applicable and enforceable, the Company may have the obligation to pay the damage award. In this event, management of the Company has determined that the Company would likely pay directly, or reimburse GGP/Homart II, for 100% of any payments and costs. Accordingly, the Company has reflected, as provision for litigation and in other general and administrative costs and interest expense, as applicable, 100% of the judgment and certain related costs, rather than reflect such 50% share of such costs in its equity in earnings of GGP/Homart II.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GGP/Teachers

We own 50% of the membership interest in GGP- TRS L.L.C. (“GGP/Teachers”), a limited liability company. The remaining 50% interest in GGP/Teachers is owned by the Teachers’ Retirement System of the State of Illinois. GGP/Teachers owns six retail properties. Certain 2006 and 2005 amounts have been reclassified to conform to the 2007 presentation.

	GGP/Teachers
	December 31,	December 31,
	2007	2006
	(In thousands)

Assets:
Land	$177,356	$176,761
Buildings and equipment	1,039,444	908,786
Less accumulated depreciation	(112,998)	(89,323)
Developments in progress	65,135	76,991

Net investment in real estate	1,168,937	1,073,215
Cash and cash equivalents	20,423	19,029
Accounts receivable, net	13,055	11,347
Deferred expenses, net	21,242	15,280
Prepaid expenses and other assets	11,138	13,980

Total assets	$1,234,795	$1,132,851

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$1,029,788	$933,375
Accounts payable and accrued expenses	92,993	88,188
Owners’ equity	112,014	111,288

Total liabilities and owners’ equity	$1,234,795	$1,132,851

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	GGP/Teachers
	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Revenues:
Minimum rents	$111,810	$106,422	$87,014
Tenant recoveries	46,370	46,530	40,033
Overage rents	4,732	6,003	2,888
Other	3,737	2,753	2,378

Total revenues	166,649	161,708	132,313

Expenses:
Real estate taxes	10,817	11,549	11,130
Repairs and maintenance	9,073	8,298	7,405
Marketing	3,992	3,909	3,610
Other property operating costs	19,654	18,783	13,466
Provision for doubtful accounts	455	132	440
Property management and other costs	9,718	9,166	7,424
General and administrative	239	297	213
Depreciation and amortization	28,806	26,621	21,385

Total expenses	82,754	78,755	65,073

Operating income	83,895	82,953	67,240
Interest income	702	914	723
Interest expense	(47,740)	(44,262)	(27,030)
Provision for income taxes	(181)	(485)	(747)

Net income	$36,676	$39,120	$40,186

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	GGP/Teachers
	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash Flows from Operating Activities:
Net income	$36,676	$39,120	$40,186
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,806	26,621	21,385
Amortization of deferred financing costs	1,294	1,468	3,205
Straight-line rent amortization	(2,797)	(1,368)	(1,415)
Amortization of intangibles other than in-place leases	(17,595)	(17,777)	(11,926)
Net changes:
Accounts and notes receivable and other assets, net	3,119	(10,509)	(1,029)
Deferred expenses	(6,668)	(2,855)	(5,962)
Accounts payable and accrued expenses	12,278	(2,336)	3,169
Other, including gain on land exchange, net	343	395	994

Net cash provided by operating activities	55,456	32,759	48,607

Cash Flows from Investing Activities:
Acquisition/development of real estate and property additions/improvements	(112,288)	(64,590)	(200,997)

Net cash used in investing activities	(112,288)	(64,590)	(200,997)

Cash Flows from Financing Activities:
Proceeds from issuance of mortgages, notes and loans payable	200,000	250,000	598,000
Principal payments on mortgage notes, notes and loans payable	(103,587)	(102,650)	(278,556)
Deferred financing costs	(2,234)	(1,861)	(2,683)
Contributions (distributions) and receivables from members, net	(35,953)	(112,908)	(166,651)

Net cash provided by financing activities	58,226	32,581	150,110

Net change in cash and cash equivalents	1,394	750	(2,280)
Cash and cash equivalents at the beginning of period	19,029	18,279	20,559

Cash and cash equivalents at the end of period	$20,423	$19,029	$18,279

Supplemental Disclosure of Cash Flow Information:
Interest paid, net of amounts capitalized	$51,818	$44,001	$23,245
Non-Cash Investing and Financing Activities:
Accrued capital expenditures included in accounts payable and accrued expenses	$3,227	$79	$6
Write-off of fully amortized below-market leases, net	2,422	—	—

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	The Woodlands Partnership
	Years Ended December 31,
	2007	2006	2005
		(In thousands)

Cash Flows from Operating Activities:
Net income	$147,118	$66,885	$56,815
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,504	5,218	4,659
Land development and acquisitions expenditures	(65,851)	(103,120)	(54,425)
Cost of land sales	68,162	71,773	60,413
Gain on dispositions	(94,556)	(16,547)	—
Net changes:
Prepaid expenses and other assets	12,647	(9,052)	(18,179)
Deferred expenses	738	(2,782)	—
Accounts payable and accrued expenses	16,745	(25,470)	(5,340)

Net cash provided by (used in) operating activities	88,507	(13,095)	43,943

Cash Flows from Investing Activities:
Acquisition/development of real estate and property additions/improvements	(67,624)	(4,816)	(19,222)
Proceeds from dispositions	146,822	43,335	—

Net cash provided by (used in) investing activities	79,198	38,519	(19,222)

Cash Flows from Financing Activities:
Proceeds from issuance of mortgages, notes and loans payable	—	39,688	—
Principal payments on mortgages, notes and loans payable	(34,959)	—	(4,770)
Contributions (distributions) and receivables from owners, net	(120,606)	(49,893)	(21,863)

Net cash used in financing activities	(155,565)	(10,205)	(26,633)

Net change in cash and cash equivalents	12,140	15,219	(1,912)
Cash and cash equivalents at the beginning of period	15,219	—	1,912

Cash and cash equivalents at the end of period	$27,359	$15,219	$—

Supplemental Disclosure of Cash Flow Information:
Interest paid, net of amounts capitalized	$8,908	$6,673	$5,807

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6	Mortgages, Notes and Loans Payable

Mortgages, notes and loans payable are summarized as follows:

	December 31,	December 31,
	2007	2006
	(In thousands)

Fixed-rate debt:
Commercial mortgage-backed securities	$—	$868,765
Other collateralized mortgages, notes and loans payable	16,943,760	13,762,381
Corporate and other unsecured term loans	3,895,922	2,386,334

Total fixed-rate debt	20,839,682	17,017,480

Variable-rate debt:
Other collateralized mortgages, notes and loans payable	819,607	388,287
Credit facilities	429,150	60,000
Corporate and other unsecured term loans	2,193,700	3,056,200

Total variable-rate debt	3,442,457	3,504,487

Total Mortgages, notes and loans payable	$24,282,139	$20,521,967

The weighted-average annual interest rate (including the effects of swaps and excluding the effects of deferred finance costs) on our mortgages, notes and loans payable was 5.55% at December 31, 2007 and 5.70% at December 31, 2006. Our mortgages, notes and loans payable have various maturities through 2095. The weighted-average remaining term of our mortgages, notes and loans payable was 4.05 years as of December 31, 2007.

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	2007	2006	2005

Risk-free interest rate	4.70%	4.43%	3.40%
Dividend yield	4.00	4.00	4.00
Expected volatility	24.72	22.94	21.61
Expected life (in years)	5.0	2.5-3.5	5.0

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

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 26, 2008

GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2007

					Costs Capitalized		Gross Amounts at Which						Life Upon Which
			Initial Cost (b)		Subsequent to Acquisition (c)		Carried at Close of Period (d)						Latest Income
				Buildings and		Buildings and		Buildings and		Accumulated	Date of	Date	Statement is
Name of Center	Location	Encumbrances (a)	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation (e)	Construction	Acquired	Computed
(In thousands)

Retail and Other:
Ala Moana Center	Honolulu, HI	$1,500,000	$336,229	$473,771	$—	$125,435	$336,229	$599,206	$935,435	$148,481		1999	(e)
Alameda Plaza	Pocatello, ID	—	740	2,060	—	13	740	2,073	2,813	283		2002	(e)
Anaheim Crossing	Anaheim, CA	—	—	1,986	—	29	—	2,015	2,015	274		2002	(e)
Animas Valley Mall	Farmington, NM	24,746	6,464	35,902	—	8,168	6,464	44,070	50,534	6,283		2002	(e)
Apache Mall	Rochester, MN	50,681	8,110	72,993	—	25,600	8,110	98,593	106,703	23,639		1998	(e)
Arizona Center	Phoenix, AZ	489	2,314	132,158	—	(1,654)	2,314	130,504	132,818	18,023		2004	(e)
Augusta Mall	Augusta, GA	175,000	787	162,272	1,217	52,082	2,004	214,354	216,358	18,980		2004	(e)
Austin Bluffs Plaza	Colorado Springs, CO	2,383	1,080	3,007	—	225	1,080	3,232	4,312	440		2002	(e)
Bailey Hills Village	Eugene, OR	—	290	806	—	36	290	842	1,132	114		2002	(e)
Baybrook Mall	Friendswood, TX	150,868	13,300	117,163	6,853	27,555	20,153	144,718	164,871	30,523		1999	(e)
Bayshore Mall	Eureka, CA	31,720	3,005	27,399	—	36,835	3,005	64,234	67,239	30,440	1986-1987		(e)
Bayside Marketplace	Miami, FL	62,837	—	177,801	—	2,681	—	180,482	180,482	26,642		2004	(e)
Beachwood Place	Beachwood, OH	244,746	18,500	319,684	—	33,273	18,500	352,957	371,457	30,835		2004	(e)
Bellis Fair	Bellingham, WA	63,945	7,616	47,040	(131)	14,759	7,485	61,799	69,284	29,260	1987-1988		(e)
Birchwood Mall	Port Huron, MI	39,151	1,769	34,575	1,274	19,490	3,043	54,065	57,108	27,603	1989-1990		(e)
Boise Plaza	Boise, ID	—	374	1,042	—	112	374	1,154	1,528	152		2002	(e)
Boise Towne Plaza	Boise, ID	11,219	3,988	11,101	—	146	3,988	11,247	15,235	1,545		2002	(e)
Boise Towne Square	Boise, ID	74,464	23,449	131,001	1,019	29,122	24,468	160,123	184,591	21,703		2002	(e)
Burlington Town Center	Burlington, VT	31,586	1,637	32,798	2,597	20,275	4,234	53,073	57,307	4,416		2004	(e)
Cache Valley Mall	Logan, UT	—	3,875	22,047	—	9,011	3,875	31,058	34,933	4,228		2002	(e)
Cache Valley Marketplace	Logan, UT	—	1,500	1,583	1,639	5,136	3,139	6,719	9,858	450		2002	(e)
Capital Mall	Jefferson City, MO	20,710	4,200	14,201	(287)	10,795	3,913	24,996	28,909	11,193		1993	(e)
Century Plaza	Birmingham, AL	—	3,164	28,514	—	5,911	3,164	34,425	37,589	10,780		1997	(e)
Chapel Hills Mall	Colorado Springs, CO	118,203	4,300	34,017	—	71,251	4,300	105,268	109,568	34,441		1993	(e)
Chico Mall	Chico, CA	58,314	16,958	45,628	—	3,476	16,958	49,104	66,062	5,585		2003	(e)
Coastland Center	Naples, FL	99,060	11,450	103,050	—	49,605	11,450	152,655	164,105	29,932		1998	(e)
Collin Creek	Plano, TX	72,785	26,250	122,991	—	(1,613)	26,250	121,378	147,628	11,594		2004	(e)
Colony Square Mall	Zanesville, OH	—	1,000	24,500	597	24,927	1,597	49,427	51,024	24,166		1986	(e)
Columbia Mall	Columbia, MO	90,000	5,383	19,663	—	29,900	5,383	49,563	54,946	24,667	1984-1985		(e)
Coral Ridge Mall	Coralville, IA	100,658	3,364	64,218	49	21,961	3,413	86,179	89,592	26,916	1998-1999		(e)
Coronado Center	Albuquerque, NM	172,575	33,072	148,799	—	1,158	33,072	149,957	183,029	20,542		2003	(e)
Cottonwood Mall	Salt Lake City, UT	—	7,613	42,987	—	(27,324)	7,613	15,663	23,276	2,012		2002	(e)
Cottonwood Square	Salt Lake City, UT	—	1,558	4,339	—	218	1,558	4,557	6,115	612		2002	(e)
Country Hills Plaza	Ogden, UT	13,759	3,620	9,080	—	887	3,620	9,967	13,587	1,304		2002	(e)
Crossroads Center	St. Cloud, MN	86,433	10,813	72,203	2,393	40,050	13,206	112,253	125,459	19,347		2000	(e)
Cumberland Mall	Atlanta, GA	160,278	15,199	136,787	10,042	68,018	25,241	204,805	230,046	38,161		1998	(e)
Division Crossing	Portland, OR	5,492	1,773	4,935	—	421	1,773	5,356	7,129	726		2002	(e)
Eagle Ridge Mall	Lake Wales, FL	48,555	7,620	49,561	—	18,555	7,620	68,116	75,736	23,818	1995-1996		(e)
Eastridge Mall	Casper, WY	40,069	6,171	34,384	(79)	6,720	6,092	41,104	47,196	5,702		2002	(e)
Eastridge Mall	San Jose, CA	170,000	36,724	178,018	—	15,100	36,724	193,118	229,842	17,477		2006	(e)
Eden Prairie Center	Eden Prairie, MN	81,908	465	19,024	28	122,215	493	141,239	141,732	37,576		1997	(e)
Fallbrook Center	West Hills, CA	85,000	6,117	10,077	10	101,730	6,127	111,807	117,934	45,329		1984	(e)
Faneuil Hall Marketplace	Boston, MD	95,928	—	122,098	—	689	—	122,787	122,787	15,586		2004	(e)
Fashion Place	Murray, UT	147,510	21,604	206,484	—	7,800	21,604	214,284	235,888	20,329		2004	(e)
Fashion Show	Las Vegas, NV	358,998	523,650	602,288	—	11,163	523,650	613,451	1,137,101	67,078		2004	(e)
Foothills Mall	Fort Collins, CO	42,323	8,031	96,642	2,544	8,279	10,575	104,921	115,496	12,397		2003	(e)
Fort Union	Midvale, UT	2,867	—	3,842	—	24	—	3,866	3,866	539		2002	(e)
Four Seasons Town Centre	Greensboro, NC	103,795	27,231	141,978	—	4,942	27,231	146,920	174,151	16,883		2004	(e)
Fox River Mall	Appleton, WI	195,000	2,701	18,291	2,086	65,445	4,787	83,736	88,523	36,399	1983-1984		(e)
Fremont Plaza	Las Vegas, NV	—	—	3,956	—	320	—	4,276	4,276	559		2002	(e)
Gateway Crossing Shopping Center	Bountiful, UT	15,649	4,104	11,422	—	996	4,104	12,418	16,522	1,737		2002	(e)
Gateway Mall	Springfield, OR	40,588	8,728	34,707	—	38,249	8,728	72,956	81,684	31,297	1989-1990		(e)
Gateway Overlook	Baltimore, MD	55,000	—	31,679	—	—	—	31,679	31,679	285	2007		(e)

GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
DECEMBER 31, 2007

					Costs Capitalized		Gross Amounts at Which						Life Upon Which
			Initial Cost (b)		Subsequent to Acquisition (c)		Carried at Close of Period (d)						Latest Income
				Buildings and		Buildings and		Buildings and		Accumulated	Date of	Date	Statement is
Name of Center	Location	Encumbrances (a)	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation(e)	Construction	Acquired	Computed
(In thousands)

Glenbrook Square	Fort Wayne, IN	181,297	30,414	195,896	50	11,749	30,464	207,645	238,109	23,329		2003	(e)
Governor’s Square	Tallahassee, FL	63,172	—	121,482	—	4,794	—	126,276	126,276	14,999		2004	(e)
Grand Teton Mall	Idaho Falls, ID	26,514	6,973	44,030	—	11,114	6,973	55,144	62,117	7,211		2002	(e)
Grand Teton Plaza	Idaho Falls, ID	—	2,349	7,336	—	588	2,349	7,924	10,273	739		2004	(e)
Grand Traverse Mall	Traverse City, MI	87,188	3,534	20,776	—	30,138	3,534	50,914	54,448	25,522	1990-1991		(e)
Greenwood Mall	Bowling Green, KY	45,569	3,200	40,202	187	35,916	3,387	76,118	79,505	29,966		1993	(e)
Halsey Crossing	Gresham, OR	2,688	—	4,363	—	114	—	4,477	4,477	627		2002	(e)
Harborplace	Baltimore, MD	50,000	—	54,308	—	11,092	—	65,400	65,400	9,350		2004	(e)
Hulen Mall	Fort Worth, TX	115,661	8,910	153,894	—	2,826	8,910	156,720	165,630	17,011		2004	(e)
Jordan Creek Town Center	West Des Moines, IA	190,375	18,142	166,143	—	12,061	18,142	178,204	196,346	24,694	2004		(e)
Knollwood Mall	St. Louis Park, MN	40,771	—	9,748	7,026	41,743	7,026	51,491	58,517	23,615		1978	(e)
Lakeside Mall	Sterling Heights, MI	185,116	35,860	369,639	—	4,887	35,860	374,526	410,386	37,247		2004	(e)
Lakeview Square	Battle Creek, MI	42,094	3,579	32,210	—	19,291	3,579	51,501	55,080	16,024		1996	(e)
Landmark Mall	Alexandria, VA	—	28,396	67,235	—	(150)	28,396	67,085	95,481	17,903		2003	(e)
Lansing Mall	Lansing, MI	25,536	6,978	62,800	4,518	46,672	11,496	109,472	120,968	31,183		1996	(e)
Lincolnshire Commons	Lincolnshire, IL	28,000	10,784	9,441	—	18,646	10,784	28,087	38,871	1,514	2006		(e)
Lockport Mall	Lockport, NY	—	800	10,000	—	4,228	800	14,228	15,028	8,110		1986	(e)
Lynnhaven Mall	Virginia Beach, VA	242,284	33,698	229,433	—	4,574	33,698	234,007	267,705	28,975		2003	(e)
Mall At Sierra Vista	Sierra Vista, AZ	—	3,652	20,450	—	3,423	3,652	23,873	27,525	3,360		2002	(e)
Mall Of Louisiana	Baton Rouge, LA	238,000	24,591	246,452	—	30,425	24,591	276,877	301,468	26,962		2004	(e)
Mall Of The Bluffs	Council Bluffs, IA	39,151	1,860	24,016	35	24,942	1,895	48,958	50,853	25,228	1985-1986		(e)
Mall St. Matthews	Louisville, KY	148,207	—	176,583	—	7,974	—	184,557	184,557	21,640		2004	(e)
Mall St. Vincent	Shreveport, LA	49,000	2,640	23,760	—	9,802	2,640	33,562	36,202	9,966		1998	(e)
Market Place Shopping Center	Champaign, IL	106,000	7,000	63,972	—	54,597	7,000	118,569	125,569	33,820		1997	(e)
Mayfair Mall	Wauwatosa, WI	181,314	14,707	224,847	—	35,713	14,707	260,560	275,267	57,034		2003	(e)
Meadows Mall	Las Vegas, NV	105,193	24,634	104,088	(3,259)	17,589	21,375	121,677	143,052	27,012		2003	(e)
Metro Plaza	Baltimore, MD	—	1,050	10,340	271	2,043	1,321	12,383	13,704	2,088		2004	(e)
Mondawmin Mall	Baltimore, MD	—	10,800	47,531	—	1,265	10,800	48,796	59,596	8,497		2004	(e)
North Plains Mall	Clovis, NM	—	2,722	15,048	—	3,404	2,722	18,452	21,174	2,877		2002	(e)
North Star Mall	San Antonio, TX	238,619	29,230	467,961	3,791	34,678	33,021	502,639	535,660	46,222		2004	(e)
North Temple Shops	Salt Lake City, UT	—	168	468	—	6	168	474	642	65		2002	(e)
North Town Mall	Spokane, WA	74,443	22,407	125,033	—	6,331	22,407	131,364	153,771	19,155		2002	(e)
Northgate Mall	Chattanooga, TN	45,812	2,525	43,944	—	8,371	2,525	52,315	54,840	13,108		2003	(e)
Northridge Fashion Center	Northridge, CA	129,315	16,618	149,563	248	38,187	16,866	187,750	204,616	47,535		1998	(e)
Oak View Mall	Omaha, NE	116,974	12,056	113,042	—	5,823	12,056	118,865	130,921	23,273		2003	(e)
Oakwood Center	Gretna, LA	95,000	2,830	137,574	1,532	17,488	4,362	155,062	159,424	18,393		2004	(e)
Oakwood Mall	Eau Claire, WI	52,201	3,267	18,281	—	28,505	3,267	46,786	50,053	25,557	1985-1986		(e)
Oglethorpe Mall	Savannah, GA	144,628	16,036	92,978	—	7,971	16,036	100,949	116,985	23,868		2003	(e)
Orem Plaza Center Street	Orem, UT	2,562	1,069	2,974	—	2,383	1,069	5,357	6,426	483		2002	(e)
Orem Plaza State Street	Orem, UT	1,586	592	1,649	—	157	592	1,806	2,398	233		2002	(e)
Oviedo Marketplace	Orlando, FL	52,976	24,017	23,958	(2,045)	762	21,972	24,720	46,692	8,988		2004	(e)
Owings Mills Mall	Owing Mills, MD	101,951	27,534	173,005	(6,208)	3,895	21,326	176,900	198,226	21,723		2004	(e)
Oxmoor Center	Louisville, KY	62,287	—	131,434	—	6,261	—	137,695	137,695	11,332		2004	(e)
Paramus Park	Paramus, NJ	106,461	47,660	182,124	—	6,466	47,660	188,590	236,250	19,230		2004	(e)
Park City Center	Lancaster, PA	152,935	8,465	177,191	(276)	35,644	8,189	212,835	221,024	43,860		2003	(e)
Park Place	Tucson, AZ	180,593	4,996	44,993	(280)	113,579	4,716	158,572	163,288	39,210		1996	(e)
Peachtree Mall	Columbus, GA	91,593	22,052	67,679	—	5,641	22,052	73,320	95,372	10,891		2003	(e)
Pecanland Mall	Monroe, LA	60,156	10,101	68,329	297	14,145	10,398	82,474	92,872	12,832		2002	(e)
Piedmont Mall	Danville, VA	34,492	2,000	38,000	—	10,461	2,000	48,461	50,461	16,177		1995	(e)
Pierre Bossier Mall	Bossier City, LA	36,335	4,367	35,353	—	10,674	4,367	46,027	50,394	12,210		1998	(e)
Pine Ridge Mall	Pocatello, ID	27,015	4,905	27,349	—	6,548	4,905	33,897	38,802	5,047		2002	(e)
Pioneer Place	Portland, OR	169,552	10,805	209,965	—	967	10,805	210,932	221,737	21,505		2004	(e)
Plaza 800	Sparks, NV	—	—	5,430	—	31	—	5,461	5,461	680		2002	(e)
Plaza 9400	Sandy, UT	—	—	9,114	—	192	—	9,306	9,306	1,290		2002	(e)
Prince Kuhio Plaza	Hilo, HI	38,957	9	42,710	—	1,959	9	44,669	44,678	10,149		2002	(e)

GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
DECEMBER 31, 2007

					Costs Capitalized		Gross Amounts at Which						Life Upon Which
			Initial Cost (b)		Subsequent to Acquisition (c)		Carried at Close of Period (d)						Latest Income
				Buildings and		Buildings and		Buildings and		Accumulated	Date of	Date	Statement is
Name of Center	Location	Encumbrances (a)	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation(e)	Construction	Acquired	Computed
(In thousands)

Providence Place	Providence, RI	422,801	—	502,809	—	6,617	—	509,426	509,426	57,537		2004	(e)
Provo Towne Centre	Provo, UT	49,020	13,486	74,587	—	1,669	13,486	76,256	89,742	11,648		2002	(e)
Red Cliffs Mall	St. George, UT	25,677	1,880	26,561	—	3,489	1,880	30,050	31,930	4,569		2002	(e)
Red Cliffs Plaza	St. George, UT	—	—	2,366	—	370	—	2,736	2,736	373		2002	(e)
Regency Square Mall	Jacksonville, FL	96,855	16,498	148,478	1,386	21,044	17,884	169,522	187,406	40,313		1998	(e)
Ridgedale Center	Minnetonka, MN	182,390	10,710	272,607	—	15,787	10,710	288,394	299,104	27,114		2004	(e)
Rio West Mall	Gallup, NM	—	—	19,500	—	7,391	—	26,891	26,891	13,738		1986	(e)
River Falls Mall	Clarksville, IN	—	3,178	54,610	3,703	85,781	6,881	140,391	147,272	40,120	1989-1990		(e)
River Hills Mall	Mankato, MN	80,000	3,714	29,014	993	43,690	4,707	72,704	77,411	27,068	1990-1991		(e)
River Pointe Plaza	West Jordan, UT	3,969	1,302	3,623	—	510	1,302	4,133	5,435	531		2002	(e)
Riverlands Shopping Center	LaPlace, LA	—	500	4,500	601	5,667	1,101	10,167	11,268	1,863		1998	(e)
Riverside Plaza	Provo, UT	5,680	2,475	6,890	—	2,132	2,475	9,022	11,497	1,293		2002	(e)
Rivertown Crossings	Grandville, MI	120,508	10,973	97,142	(3,747)	50,076	7,226	147,218	154,444	39,915	1998-1999		(e)
Riverwalk Marketplace	New Orleans, LA	—	—	94,513	—	(4,618)	—	89,895	89,895	6,826		2004	(e)
Rogue Valley Mall	Medford, OR	26,847	21,913	36,392	(95)	5,715	21,818	42,107	63,925	6,147		2003	(e)
Saint Louis Galleria	St. Louis, MO	242,913	36,774	184,645	(545)	23,855	36,229	208,500	244,729	24,810		2003	(e)
Salem Center	Salem, OR	25,630	6,966	38,976	—	2,038	6,966	41,014	47,980	6,038		2002	(e)
Sikes Senter	Wichita Falls, TX	62,723	12,759	50,567	—	3,460	12,759	54,027	66,786	9,259		2003	(e)
Silver Lake Mall	Coeur d’Alene, ID	—	4,448	24,801	—	1,520	4,448	26,321	30,769	3,754		2002	(e)
Sooner Mall	Norman, OK	60,000	2,700	24,300	(119)	20,496	2,581	44,796	47,377	13,698		1996	(e)
South Street Seaport	New York, NY	—	—	10,872	—	1,329	—	12,201	12,201	8,099		2004	(e)
Southlake Mall	Morrow, GA	100,000	6,700	60,407	—	14,294	6,700	74,701	81,401	21,469		1997	(e)
Southland Center	Taylor, MI	111,310	7,690	99,376	—	(769)	7,690	98,607	106,297	7,087		2004	(e)
Southland Mall	Hayward, CA	83,662	13,921	75,126	200	16,745	14,121	91,871	105,992	12,318		2002	(e)
Southshore Mall	Aberdeen, WA	—	650	15,350	—	5,699	650	21,049	21,699	11,868		1986	(e)
Southwest Plaza	Littleton, CO	74,541	9,000	103,984	542	40,326	9,542	144,310	153,852	33,185		1998	(e)
Spokane Valley Mall	Spokane, WA	38,056	11,455	67,046	—	1,425	11,455	68,471	79,926	9,760		2002	(e)
Spokane Valley Plaza	Spokane, WA	—	3,558	10,150	—	79	3,558	10,229	13,787	1,392		2002	(e)
Spring Hill Mall	West Dundee, IL	79,717	12,400	111,644	—	20,019	12,400	131,663	144,063	32,038		1998	(e)
Staten Island Mall	Staten Island, NY	290,708	222,710	339,102	—	8,708	222,710	347,810	570,520	37,960		2004	(e)
Stonestown Galleria	San Francisco, CA	273,000	67,000	246,272	—	8,481	67,000	254,753	321,753	22,513		1998	(e)
The Boulevard Mall	Las Vegas, NV	110,781	16,490	148,413	(1,135)	14,181	15,355	162,594	177,949	39,005		1998	(e)
The Crossroads	Portage, MI	40,741	6,800	61,200	—	23,280	6,800	84,480	91,280	18,632		1999	(e)
The Gallery At Harborplace	Baltimore, MD	102,978	17,912	174,410	—	2,417	17,912	176,827	194,739	15,079		2004	(e)
The Grand Canal Shoppes	Las Vegas, NV	403,708	—	766,232	—	14,768	—	781,000	781,000	74,223		2004	(e)
The Maine Mall	South Portland, ME	221,354	41,374	238,457	(79)	9,875	41,295	248,332	289,627	26,291		2003	(e)
The Mall In Columbia	Columbia, MD	400,000	34,650	522,363	—	17,981	34,650	540,344	574,994	53,018		2004	(e)
The Pines	Pine Bluff, AR	—	1,489	17,627	(242)	17,374	1,247	35,001	36,248	19,206	1985-1986		(e)
The Shops At Fallen Timbers	Maumee, OH	—	3,677	77,825	—	—	3,677	77,825	81,502	633	2007		(e)
The Shops At La Cantera	San Antonio, TX	174,543	10,966	205,222	—	8,283	10,966	213,505	224,471	15,370	2005		(e)
The Streets At SouthPoint	Durham, NC	245,707	16,070	406,266	—	7,386	16,070	413,652	429,722	38,011		2004	(e)
The Village Of Cross Keys	Baltimore, MD	376	18,070	57,285	—	73	18,070	57,358	75,428	4,064		2004	(e)
Three Rivers Mall	Kelso, WA	21,995	4,312	23,019	—	2,587	4,312	25,606	29,918	3,685		2002	(e)
Town East Mall	Mesquite, TX	108,538	7,711	149,258	—	18,028	7,711	167,286	174,997	28,681		2004	(e)
Tucson Mall	Tucson, AZ	120,596	—	181,424	—	33,008	—	214,432	214,432	32,907		2001	(e)
Twin Falls Crossing	Twin Falls, ID	—	275	769	—	—	275	769	1,044	105		2002	(e)
University Crossing	Orem, UT	11,684	3,420	9,526	—	1,061	3,420	10,587	14,007	1,393		2002	(e)
Valley Hills Mall	Hickory, NC	58,326	3,444	31,025	2,212	44,559	5,656	75,584	81,240	20,678		1997	(e)
Valley Plaza Mall	Bakersfield, CA	98,233	12,685	114,166	—	24,781	12,685	138,947	151,632	31,901		1998	(e)
Visalia Mall	Visalia, CA	43,461	11,052	58,172	(14)	6,337	11,038	64,509	75,547	9,408		2002	(e)
Ward Centers	Honolulu, HI	217,289	164,007	89,321	1,337	78,467	165,344	167,788	333,132	21,748		2002	(e)
West Valley Mall	Tracy, CA	59,078	9,295	47,789	1,591	34,979	10,886	82,768	93,654	27,557	1995		(e)
Westlake Center	Seattle, WA	76,409	12,971	117,003	4,669	(2,912)	17,640	114,091	131,731	12,812		2004	(e)
Westwood Mall	Jackson, MI	—	2,658	23,924	913	5,908	3,571	29,832	33,403	9,995		1996	(e)
White Marsh Mall	Baltimore, MD	187,000	24,760	239,688	—	13,205	24,760	252,893	277,653	26,766		2004	(e)

GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION — (Continued)
DECEMBER 31, 2007

					Costs Capitalized		Gross Amounts at Which						Life Upon Which
			Initial Cost (b)		Subsequent to Acquisition (c)		Carried at Close of Period (d)						Latest Income
				Buildings and		Buildings and		Buildings and		Accumulated	Date of	Date	Statement is
Name of Center	Location	Encumbrances (a)	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation(e)	Construction	Acquired	Computed
(In thousands)

White Mountain Mall	Rock Springs, WY	—	1,363	7,611	—	7,729	1,363	15,340	16,703	2,563		2002	(e)
Willowbrook	Wayne, NJ	172,346	28,810	444,762	30	10,670	28,840	455,432	484,272	44,348		2004	(e)
Woodbridge Center	Woodbridge, NJ	213,521	50,737	420,703	—	5,987	50,737	426,690	477,427	45,742		2004	(e)
Woodlands Village	Flagstaff, AZ	7,257	2,689	7,484	—	278	2,689	7,762	10,451	1,034		2002	(e)
Yellowstone Square	Idaho Falls, ID	—	1,057	2,943	—	147	1,057	3,090	4,147	424		2002	(e)

Total GGPI		14,706,793	2,812,976	16,674,773	49,939	2,742,244	2,862,915	19,417,017	22,279,932	3,168,384
Bay City Mall	Bay City, MI	24,696	1,274	35,779	—	—	1,274	35,779	37,053	11,488		2007	(e)
Brass Mill Center	Waterbury, CT	105,730	12,687	131,634	—	—	12,687	131,634	144,321	38,575		2007	(e)
Brass Mill Commons	Waterbury, CT	22,613	5,011	20,368	—	—	5,011	20,368	25,379	7,364		2007	(e)
Chula Vista Center	Chula Vista, CA	60,182	6,387	63,526	—	—	6,387	63,526	69,913	18,344		2007	(e)
Columbiana Center	Columbia, SC	66,099	5,838	81,298	—	—	5,838	81,298	87,136	25,157		2007	(e)
Deerbrook Mall	Humble, TX	76,791	7,821	96,045	—	—	7,821	96,045	103,866	27,255		2007	(e)
Lakeland Square	Lakeland, FL	56,285	8,983	75,761	—	—	8,983	75,761	84,744	19,468		2007	(e)
Moreno Valley Mall	Moreno Valley, CA	88,000	3,291	64,105	—	—	3,291	64,105	67,396	16,461		2007	(e)
Newgate Mall	Ogden, UT	42,064	1,061	22,910	—	—	1,061	22,910	23,971	6,690		2007	(e)
Newpark Mall	Newark, CA	69,601	6,560	100,918	—	—	6,560	100,918	107,478	37,869		2007	(e)
North Point Mall	Alpharetta, GA	219,924	8,954	184,208	—	—	8,954	184,208	193,162	53,702		2007	(e)
Pembroke Mall	Pembroke Pines, FL	133,549	16,939	121,507	—	—	16,939	121,507	138,446	36,139		2007	(e)
Steeplegate Mall	Concord, NH	79,781	2,926	59,030	—	—	2,926	59,030	61,956	20,047		2007	(e)
The Parks at Arlington	Arlington, TX	140,002	13,251	218,103	—	—	13,251	218,103	231,354	53,409		2007	(e)
The Shoppes at Buckland	Manchester, CT	168,770	18,852	177,139	—	—	18,852	177,139	195,991	35,611		2007	(e)
The Woodlands Mall	The Woodlands, TX	240,000	12,785	174,794	—	—	12,785	174,794	187,579	48,734		2007	(e)
Tysons Galleria	McLean, VA	255,000	3,222	88,240	—	—	3,222	88,240	91,462	30,586		2007	(e)
Vista Ridge Mall	Lewisville, TX	82,348	6,964	122,142	—	—	6,964	122,142	129,106	60,815		2007	(e)
Washington Park Mall	Bartlesville, OK	12,378	1,401	16,242	—	—	1,401	16,242	17,643	5,689		2007	(e)
West Oaks Mall	Ocoee, FL	71,501	13,534	70,909	—	—	13,534	70,909	84,443	25,899		2007	(e)
Purchase accounting related adjustments	Chicago, IL	(11,413)	173,174	783,523	—	—	173,174	783,523	956,697	(272,650)

Total Homart I(f)		2,003,901	330,915	2,708,181	—	—	330,915	2,708,181	3,039,096	306,652
Other, including corporate and developments in progress		7,463,997	265,618	491,035	133,542	648,857	399,160	1,139,892	1,539,052	129,979

Total Retail and Other		24,174,691	3,409,509	19,873,989	183,481	3,391,101	3,592,990	23,265,090	26,858,080	3,605,015

Master Planned Communities
Bridgeland	Houston, TX	32,030	257,222	—	113,000	1,001	370,222	1,001	371,223	149		2004	(e)
Columbia	Howard County, MD	—	321,118	—	(169,165)	150	151,953	150	152,103	22		2004	(e)
Fairwood	Prince George’s County, MD	—	136,434	—	(75,732)	27	60,702	27	60,729	3		2004	(e)
Summerlin	Summerlin, NV	64,301	990,179	—	64,214	79	1,054,393	79	1,054,472	10		2004	(e)
Other		11,117	—	—	2,102	93,047	2,102	93,047	95,149	—

Total Master Planned Communities		107,448	1,704,953	—	(65,581)	94,304	1,639,372	94,304	1,733,676	184

Total		$24,282,139	$5,114,462	$19,873,989	$117,900	$3,485,405	$5,232,362	$23,359,394	$28,591,756	$3,605,199

GENERAL GROWTH PROPERTIES, INC.

NOTES TO SCHEDULE III

(a)	See description of mortgages, notes and other debt payable in Note 6 of Notes to Consolidated Financial Statements.

(b)	Initial cost for constructed malls is cost at end of first complete calendar year subsequent to opening.

(c)	For retail and other properties, costs capitalized subsequent to acquisitions is net of cost of disposals or other property write-downs. For Master Planned Communities, costs capitalized subsequent to acquisitions are net of land sales.

(d)	The aggregate cost of land, buildings and improvements for federal income tax purposes is approximately $17.5 billion.

(e)	Depreciation is computed based upon the following estimated lives:

Years

Buildings, improvements and carrying costs	40-45
Equipment, tenant improvements and fixtures	5-10

(f)	Initial cost for individual properties acquired in the Homart I acquisition represents historical cost at December 31, 2007. As individual property values have not been finalized, purchase accounting related adjustments are presented in total.

Reconciliation of Real Estate

	2007	2006	2005
	(In thousands)

Balance at beginning of year	$24,661,601	$23,583,536	$23,308,792
Acquisitions	3,152,350	234,624	—
Change in Master Planned Communities land	(16,466)	4,775	5,363
Additions	866,353	855,529	496,362
Hurricane property damage provisions- Oakwood Center and Riverwalk (Note 14)	—	—	(53,022)
Dispositions and write-offs	(72,081)	(16,863)	(173,959)

Balance at end of year	$28,591,756	$24,661,601	$23,583,536

Reconciliation of Accumulated Depreciation

	2007		2006	2005
	(In thousands)

Balance at beginning of year	$2,766,871		$2,104,956	$1,453,488
Depreciation expense	635,872		663,524	652,109
Acquisitions	274,537	(g)	—	—
Dispositions and write-offs	(72,081)		(1,609)	(641)

Balance at end of year	$3,605,199		$2,766,871	$2,104,956

(g)	Accumulated depreciation of our original 50% interest in the properties acquired in the Homart I acquisition at July 6, 2007 (date of acquisition). Such properties were unconsolidated prior to the date of acquisition.

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of General Growth Properties, Inc. filed with the Delaware Secretary of State on February 10, 2006 (previously filed as Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
3.2	Bylaws of General Growth Properties, Inc., as amended (previously filed as Exhibit 3(ii) to the Current Report on Form 8-K dated November 8, 2006 which was filed with the SEC on November 14, 2006).
3.3	Certificate of Designations, Preferences and Rights of Increasing Rate Cumulative Preferred Stock, Series I filed with the Delaware Secretary of State on February 26, 2007 (previously filed as Exhibit 3.3 to the Annual Report on Form 10-K for the year ended December 31, 2006, which was previously filed with the SEC on March 1, 2007).
4.1	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
4.2	Rights Agreement dated July 27, 1993, between General Growth Properties, Inc. and certain other parties named therein (previously filed as Exhibit 4.2 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
4.3	Amendment to Rights Agreement dated as of February 1, 2000, between General Growth Properties, Inc. and certain other parties named therein (previously filed as Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2003).
4.4	Redemption Rights Agreement dated July 13, 1995, by and among GGP Limited Partnership (the “Operating Partnership”), General Growth Properties, Inc. and the persons listed on the signature pages thereof (previously filed as Exhibit 4.4 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
4.5	Redemption Rights Agreement dated December 6, 1996, among the Operating Partnership, Forbes/Cohen Properties, Lakeview Square Associates, and Jackson Properties (previously filed as Exhibit 4.5 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
4.6	Redemption Rights Agreement dated June 19, 1997, among the Operating Partnership, General Growth Properties, Inc., and CA Southlake Investors, Ltd. (previously filed as Exhibit 4.6 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
4.7	Redemption Rights Agreement dated October 23, 1997, among General Growth Properties, Inc., the Operating Partnership and Peter Leibowits (previously filed as Exhibit 4.7 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
4.8	Redemption Rights Agreement dated April 2, 1998, among the Operating Partnership, General Growth Properties, Inc. and Southwest Properties Venture (previously filed as Exhibit 4.8 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
4.9	Redemption Rights Agreement dated July 21, 1998, among the Operating Partnership, General Growth Properties, Inc., Nashland Associates, and HRE Altamonte, Inc. (previously filed as Exhibit 4.9 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
4.10	Redemption Rights Agreement dated October 21, 1998, among the Operating Partnership, General Growth Properties, Inc. and the persons on the signature pages thereof (previously filed as Exhibit 4.10 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
4.11	Redemption Rights Agreement (Common Units) dated July 10, 2002, by and among the Operating Partnership, General Growth Properties, Inc. and the persons listed on the signature pages thereof (previously filed as Exhibit 4.11 to the Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).
4.12	Redemption Rights Agreement (Series B Preferred Units) dated July 10, 2002, by and among the Operating Partnership, General Growth Properties, Inc. and the persons listed on the signature pages thereof (previously filed as Exhibit 4.12 to the Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).

4.13	Redemption Rights Agreement (Common Units) dated November 27, 2002, by and among the Operating Partnership, General Growth Properties, Inc. and JSG, LLC (previously filed as Exhibit 10(MMM) to the Annual Report on Form 10-K for the year ended December 31, 2002 which was filed with the SEC on March 14, 2003).
4.14	Redemption Rights Agreement dated December 11, 2003, by and among the Operating Partnership, General Growth Properties, Inc. and Everitt Enterprises, Inc. (previously filed as Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2003 which was filed with the SEC on March 12, 2004).
4.15	Redemption Rights Agreement dated March 5, 2004, by and among the Operating Partnership, General Growth Properties, Inc. and Koury Corporation (previously filed as Exhibit 4.15 to the Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).
4.16	Registration Rights Agreement dated April 15, 1993, between General Growth Properties, Inc., Martin Bucksbaum, Matthew Bucksbaum and the other parties named therein (previously filed as Exhibit 4.16 to the Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).
4.17	Amendment to Registration Rights Agreement dated February 1, 2000, among General Growth Properties, Inc. and certain other parties named therein (previously filed as Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2003 which was filed with the SEC on March 12, 2004).
4.18	Registration Rights Agreement dated April 17, 2002, between General Growth Properties, Inc. and GSEP 2002 Realty Corp (previously filed as Exhibit 4.18 to the Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).
4.19	Rights Agreement dated November 18, 1998, between General Growth Properties, Inc. and Norwest Bank Minnesota, N.A., as Rights Agent (including the Form of Certificate of Designation of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the Form of Right Certificate attached thereto as Exhibit B and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C) (previously filed as Exhibit 4.19 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
4.20	First Amendment to Rights Agreement dated as of November 10, 1999, between General Growth Properties, Inc. and Norwest Bank Minnesota, N.A. (previously filed as Exhibit 4.20 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
4.21	Second Amendment to Rights Agreement dated as of December 31, 2001, between General Growth Properties, Inc. and Mellon Investor Services, LLC, successor to Norwest Bank Minnesota, N.A. (previously filed as Exhibit 4.13 to the Registration Statement on Form S-3 (No. 333-82134) dated February 4, 2002 which was filed with the SEC on February 5, 2002).
4.22	Letter Agreement concerning Rights Agreement dated November 10, 1999, between the Operating Partnership and NYSCRF (previously filed as Exhibit 4.22 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
4.23	The Rouse Company and The First National Bank of Chicago (Trustee) Indenture dated as of February 24, 1995 (previously filed as Exhibit 4.23 to the Annual Report on Form 10-K for the year ended December 31, 2004 which was filed with the SEC on March 22, 2005).
4.24	The Rouse Company LP, TRC Co-Issuer, Inc. and LaSalle Bank National Association (Trustee) Indenture dated May 5, 2006 (previously filed as Exhibit 4.24 to the Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the SEC on March 1, 2007).
4.25	Second Amended and Restated Credit Agreement dated as of February 24, 2006 among General Growth Properties, Inc., Operating Partnership and GGPLP L.L.C., as Borrowers; the several lenders from time to time parties thereto; Banc of America Securities LLC, Eurohypo AG, New York Branch (“Eurohypo”) and Wachovia Capital Markets, LLC, as Arrangers; Eurohypo, as Administrative Agent; Bank of America, N.A., and Wachovia Bank, National Association, as Syndication Agents; and Lehman Commercial Paper, Inc., as Documentation Agent (previously filed as Exhibit 4.1 to the Current Report on Form 8-K dated February 24, 2006 which was filed with the SEC on March 2, 2006).

4.26	Indenture, dated as of April 16, 2007, between the Operating Partnership and LaSalle Bank National Association (previously filed as Exhibit 4.1 to the Current Report on Form 8-K dated April 16, 2007, which was filed with the SEC on April 19, 2007).
10.1	Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated April 1, 1998 (the “LP Agreement”) (previously filed as Exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
10.2	First Amendment to the LP Agreement dated as of June 10, 1998 (previously filed as Exhibit 10(B) to the Annual Report on Form 10-K for the year ended December 31, 2002 which was filed with the SEC on March 14, 2003).
10.3	Second Amendment to the LP Agreement dated as of June 29, 1998 (previously filed as Exhibit 10(C) to the Annual Report on Form 10-K for the year ended December 31, 2002 which was filed with the SEC on March 14, 2003).
10.4	Third Amendment to the LP Agreement dated as of February 15, 2002 (previously filed as Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).
10.5	Amendment to the LP Agreement dated as of April 24, 2002 (previously filed as Exhibit 10.5 to the Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).
10.6	Fourth Amendment to the LP Agreement dated as of July 10, 2002 (previously filed as Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).
10.7	Amendment to the LP Agreement dated as of November 27, 2002 (previously filed as Exhibit 10(G) to the Annual Report on Form 10-K for the year ended December 31, 2002 which was filed with the SEC on March 14, 2003).
10.8	Sixth Amendment to the LP Agreement and Exhibit A to the Amendment dated as of November 20, 2003 (previously filed as Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2003 which was filed with the SEC on March 12, 2004).
10.9	Amendment to the LP Agreement and Exhibit A to the Amendment dated as of December 11, 2003 (previously filed as an Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 2003 which was filed with the SEC on March 12, 2004).
10.10	Amendment to the LP Agreement dated March 5, 2004 (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 which was filed with the SEC on May 7, 2004).
10.11	Amendment to the LP Agreement dated November 12, 2004 (previously filed as Exhibit 10.3 to the Current Report on Form 8-K/A dated November 12, 2004 which was filed with the SEC on November 18, 2004).
10.12	Amendment to the LP Agreement dated September 30, 2006 (previously filed as Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the SEC on March 1, 2007).
10.13	Twelfth Amendment to the LP Agreement dated December 31, 2006 (previously filed as Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the SEC on March 1, 2007).
10.14	Second Amended and Restated Operating Agreement of GGPLP L.L.C. dated April 17, 2002 (the “LLC Agreement”) (previously filed as Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).
10.15	First Amendment to the LLC Agreement dated April 23, 2002 (previously filed as Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).
10.16	Second Amendment to the LLC Agreement dated May 13, 2002 (previously filed as Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).

10.17		Third Amendment to the LLC Agreement dated October 30, 2002 (previously filed as Exhibit 10(Y) to the Annual Report on Form 10-K for the year ended December 31, 2002 which was filed with the SEC on March 14, 2003).
10.18		Fourth Amendment to the LLC Agreement dated April 7, 2003 (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 which was filed with the SEC on May 9, 2003).
10.19		Fifth Amendment to the LLC Agreement dated April 11, 2003 (previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2003 which was filed with the SEC on May 9, 2003).
10.20		Sixth Amendment to the LLC Agreement dated November 12, 2004 (previously filed as Exhibit 10.2 to the Current Report on Form 8-K/A dated November 12, 2004 which was filed with the SEC on November 18, 2004).
10.21		Operating Agreement dated November 10, 1999, between the Operating Partnership, NYSCRF, and GGP/Homart II L.L.C. (previously filed as Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
10.22		Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated November 22, 2002 (previously filed as Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
10.23		Letter Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated January 31, 2003 (previously filed as Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
10.24		Second Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated January 31, 2003 (previously filed as Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
10.25		Third Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated February 8, 2008 (previously filed as Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).
10.26		Amended and Restated Operating Agreement of GGP-TRS L.L.C. dated August 26, 2002, between the Operating Partnership, Teachers’ Retirement System of the State of Illinois and GGP-TRS L.L.C. (previously filed as Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
10.27		First Amendment to Amended and Restated Operating Agreement of GGP-TRS L.L.C. dated December 19, 2002 (previously filed as Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
10.28		Second Amendment to Amended and Restated Operating Agreement of GGP-TRS L.L.C. dated November 1, 2005 (previously filed as Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
10	.29*	Summary of Non-Employee Director Compensation Program (previously filed as Exhibit 10.29 to the Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).
10.30		Contingent Stock Agreement, effective January 1, 1996, by The Rouse Company and in favor of and for the benefit of the Holders and the Representatives (as defined therein) (previously filed as Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).
10.31		Assumption Agreement dated October 19, 2004 by General Growth Properties, Inc. and The Rouse Company in favor of and for the benefit of the Holders and the Representatives (as defined therein) (previously filed as Exhibit 99.2 to the Registration Statement on Form S-3/A (No. 333-120373) which was filed with the SEC on December 23, 2004).
10.32		Indemnity Agreement dated as of February 2006 by the Company and The Rouse Company, LP. (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 which was filed with the SEC on May 10, 2006).

10	.33*	General Growth Properties, Inc. 1998 Incentive Stock Plan, as amended (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 which was filed with the SEC on August 8, 2005).
10	.34*	Amendment dated November 8, 2006 and effective January 1, 2007 to General Growth Properties, Inc. 1998 Incentive Stock Plan (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 which was filed with the SEC on November 8, 2006).
10	.35*	Form of Option Agreement pursuant to 1998 Incentive Stock Plan (previously filed as Exhibit 10.47 to the Annual Report on Form 10-K for the year ended December 31, 2004 which was filed with the SEC on March 22, 2005).
10	.36*	General Growth Properties, Inc. 2003 Incentive Stock Plan, as amended (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 which was filed with the SEC on August 9, 2006).
10	.37*	Amendment dated November 8, 2006 and effective January 1, 2007 to General Growth Properties, Inc. 2003 Incentive Stock Plan (previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 which was filed with the SEC on November 8, 2006).
10	.38*	Form of Option Agreement pursuant to 2003 Incentive Stock Plan (previously filed as Exhibit 10.48 to the Annual Report on Form 10-K for the year ended December 31, 2004 which was filed with the SEC on March 22, 2005).
10	.39*	Form of Employee Restricted Stock Agreement pursuant to the 2003 Incentive Stock Plan (previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 which was filed with the SEC on August 9, 2006).
10	.40*	Form of Non-Employee Director Restricted Stock Agreement pursuant to the 2003 Incentive Stock Plan (previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 which was filed with the SEC on August 9, 2006).
21		List of Subsidiaries (previously filed as Exhibit 21 to the Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).
23.1		Consent of Deloitte & Touche LLP (filed herewith).
23.2		Consent of KPMG LLP (filed herewith).
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1		Financial Statements of TRCLP, a wholly owned subsidiary of GGPLP (previously filed as Exhibit 99.1 to the Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).