Form 10-Q
period 2008-03-31
GENERAL GROWTH PROPERTIES INC
filed 2008-05-08
CIK 895648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2008
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
☑Yes      ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes      ☑ No
The number of shares of Common Stock, $.01 par value, outstanding on May 5, 2008 was 267,492,611.

GENERAL GROWTH PROPERTIES, INC.
INDEX

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2008	2007
	(Dollars in thousands)
Assets
Investment in real estate:
Land	$3,313,529	$3,310,634
Buildings and equipment	23,324,919	22,653,814
Less accumulated depreciation	(3,768,047)	(3,605,199)
Developments in progress	1,066,407	987,936

Net property and equipment	23,936,808	23,347,185
Investment in and loans to/from Unconsolidated Real Estate Affiliates	1,818,630	1,857,330
Investment land and land held for development and sale	1,659,878	1,639,372

Net investment in real estate	27,415,316	26,843,887
Cash and cash equivalents	256,462	99,534
Accounts and notes receivable, net	376,443	388,278
Goodwill	385,683	385,683
Deferred expenses, net	291,383	290,660
Prepaid expenses and other assets	794,159	806,277

Total assets	$29,519,446	$28,814,319

Liabilities and Stockholders’ Equity
Mortgages, notes and loans payable	$24,365,831	$24,282,139
Investment in and loans to/from Unconsolidated Real Estate Affiliates	46,522	53,964
Deferred tax liabilities	866,766	860,435
Accounts payable and accrued expenses	1,701,098	1,688,241

Total liabilities	26,980,217	26,884,779

Minority interests:
Preferred	121,482	121,482
Common	433,293	351,362

Total minority interests	554,775	472,844

Commitments and Contingencies	—	—

Preferred Stock: $100 par value; 5,000,000 shares authorized; none issued and outstanding	—	—

Stockholders’ Equity:
Common stock: $.01 par value; 875,000,000 shares authorized, 266,401,683 shares issued as of March 31, 2008 and 245,704,746 shares issued as of December 31, 2007	2,664	2,457
Additional paid-in capital	3,228,776	2,601,296
Retained earnings (accumulated deficit)	(1,202,905)	(1,087,080)
Accumulated other comprehensive income	32,671	35,658
Less common stock in treasury, at cost, 1,449,939 shares as of March 31, 2008 and 1,806,650 shares as of December 31, 2007	(76,752)	(95,635)

Total stockholders’ equity	1,984,454	1,456,696

Total liabilities and stockholders’ equity	$29,519,446	$28,814,319

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
	(In thousands,
	except for per share amounts)
Revenues:
Minimum rents	$524,942	$436,041
Tenant recoveries	231,632	199,455
Overage rents	13,518	15,580
Land sales	9,066	23,793
Management and other fees	20,239	27,572
Other	30,925	26,347

Total revenues	830,322	728,788

Expenses:
Real estate taxes	68,649	56,860
Repairs and maintenance	62,100	50,972
Marketing	12,276	12,580
Other property operating costs	111,892	100,037
Land sales operations	9,921	20,144
Provision for doubtful accounts	2,709	5,493
Property management and other costs	52,138	53,142
General and administrative	8,098	12,268
Depreciation and amortization	184,259	175,118

Total expenses	512,042	486,614

Operating income	318,280	242,174

Interest income	557	2,034
Interest expense	(319,394)	(268,348)

Loss before income taxes, minority interest and equity in income of Unconsolidated Real Estate Affiliates	(557)	(24,140)
(Provision for) benefit from income taxes	(9,392)	288,392
Minority interest	(5,321)	(54,417)
Equity in income of Unconsolidated Real Estate Affiliates	23,828	20,359

Net income	$8,558	$230,194

Basic Earnings Per Share	$0.03	$0.94
Diluted Earnings Per Share	0.03	0.94
Dividends declared per share	0.50	0.45

Comprehensive Income, Net:
Net income	$8,558	$230,194
Other comprehensive income, net of minority interest:
Net unrealized losses on financial instruments	(1,424)	(1,068)
Accrued pension adjustment	(293)	(188)
Foreign currency translation	(1,160)	2,874
Unrealized (losses) gains on available-for-sale securities	(110)	4

Total other comprehensive (loss) income, net of minority interest	(2,987)	1,622

Comprehensive income, net	$5,571	$231,816

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2008	2007
	(In thousands)
Cash Flows from Operating Activities:
Net income	$8,558	$230,194
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	5,321	54,417
Equity in income of Unconsolidated Real Estate Affiliates	(23,828)	(20,359)
Provision for doubtful accounts	2,709	5,493
Distributions received from Unconsolidated Real Estate Affiliates	9,777	17,747
Depreciation	172,302	168,050
Amortization	11,957	7,068
Amortization of debt market rate adjustment and other non-cash interest expense	4,566	(6,806)
Participation expense pursuant to Contingent Stock Agreement	91	4,528
Land/Residential development and acquisitions expenditures	(53,613)	(41,351)
Cost of land sales	1,082	7,887
Tax restructuring benefit	—	(297,645)
Straight-line rent amortization	(11,942)	(9,408)
Amortization of intangibles other than in-place leases	(3,481)	(7,182)
Net changes:
Accounts and notes receivable	20,659	7,311
Prepaid expenses and other assets	(10,329)	2,690
Deferred expenses	(14,634)	(5,938)
Accounts payable and accrued expenses and deferred tax liabilities	29,437	(31,061)
Other, net	(9,666)	4,797

Net cash provided by operating activities	138,966	90,432

Cash Flows from Investing Activities:
Acquisition/development of real estate and property additions/improvements	(553,029)	(207,116)
Proceeds from sales of investment properties	17,166	2,752
Increase in investments in Unconsolidated Real Estate Affiliates	(33,947)	(57,858)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	11,089	18,485
Loans from (to) Unconsolidated Real Estate Affiliates, net	64,385	(18,256)
Decrease (increase) in restricted cash	9,723	(759)
Other, net	2,226	2,211

Net cash used in investing activities	(482,387)	(260,541)

Cash Flows from Financing Activities:
Proceeds from issuance of mortgages, notes and loans payable	1,010,000	320,700
Principal payments on mortgages, notes and loans payable	(1,176,336)	(92,210)
Deferred financing costs	(6,798)	—
Cash distributions paid to common stockholders	(121,950)	(109,015)
Cash distributions paid to holders of Common Units	(26,016)	(23,900)
Cash distributions paid to holders of perpetual and convertible preferred units	(2,903)	(4,080)
Proceeds from issuance of common stock, including from common stock plans	821,630	47,490
Other, net	2,722	(1,097)

Net cash provided by financing activities	500,349	137,888

Net change in cash and cash equivalents	156,928	(32,221)
Cash and cash equivalents at beginning of period	99,534	97,139

Cash and cash equivalents at end of period	$256,462	$64,918

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

	March 31,
	2008	2007
	(In thousands)
Supplemental Disclosure of Cash Flow Information:
Interest paid	$307,762	$281,324
Interest capitalized	16,320	17,542
Taxes paid	21,594	20,911

Non-Cash Transactions:
Common stock issued in exchange for Operating Partnership Units	$123	$5,069
Common stock issued in exchange for convertible preferred units	—	283
Common stock issued pursuant to Contingent Stock Agreement	15,533	36,669
Change in accrued capital expenditures included in accounts payable and accrued expenses	46,221	(25,053)
Non-cash portion of the acquisition of The Palazzo in 2008	200,288	—
The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
NOTE 1 ORGANIZATION
Readers of this Quarterly Report should refer to the Company’s (as defined below) audited Consolidated Financial Statements for the year ended December 31, 2007 which are included in the Company’s Annual Report on Form 10-K (as amended by Amendment No. 1 to such report filed on Form 10-K/A, the “Annual Report”) for the fiscal year ended December 31, 2007 (Commission File No. 1-11656), as certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been omitted from this report. Capitalized terms used, but not defined, in this Quarterly Report have the same meanings as in our Annual Report.
General
General Growth Properties, Inc. (“GGP”), a Delaware corporation, is a self-administered and self-managed real estate investment trust, referred to as a “REIT.” GGP was organized in 1986 and through its subsidiaries and affiliates operates, develops, acquires and manages retail and other rental properties, primarily shopping centers, which are located primarily throughout the United States. GGP also holds assets through its international Unconsolidated Real Estate Affiliates in Brazil, Turkey and Costa Rica in which GGP has a net investment of $236.5 million at March 31, 2008 and $237.1 million at December 31, 2007. Additionally, GGP develops and sells land for residential, commercial and other uses primarily in large-scale, long-term master planned communities projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas. In these notes, the terms “we,” “us” and “our” refer to GGP and its subsidiaries (the “Company”).
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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results for the interim period ended March 31, 2008 are not necessarily indicative of the results to be obtained for the full fiscal year.
Revenue Recognition and Related Matters
Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates and accretion related to above and below-market tenant leases on acquired properties. Termination income recognized was $18.4 million for the three months ended March 31, 2008 and $2.3 million for the three months ended March 31, 2007. Accretion related to above and below-market tenant leases was $5.9 million for the three months ended March 31, 2008 and $9.5 million for the three months ended March 31, 2007.
Straight-line rents receivable, which represent the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases, of $212.4 million as of March 31, 2008 and $200.5 million as of December 31, 2007, are included in Accounts and notes receivable, net in our consolidated financial statements.
Percentage rent in lieu of fixed minimum rent received from tenants was $11.3 million for the three months ended March 31, 2008 and $9.4 million for the three months ended March 31, 2007, and is included in Minimum rents in our consolidated financial statements.
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

GENERAL GROWTH PROPERTIES, INC.
of development and leasing costs, provision for income taxes, recoverable amounts of receivables and deferred taxes, initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to acquisitions, and cost ratios and completion percentages used for land sales. Actual results could differ from these and other estimates.
Reclassifications
Certain amounts in the 2007 Consolidated Financial Statements have been reclassified to conform to the current period presentation.
Earnings Per Share (“EPS”)
Information related to our EPS calculations is summarized as follows:

	Three Months Ended March 31,
	2008		2007
	Basic	Diluted	Basic	Diluted
(In thousands)	(In thousands)
Numerators: Net income	$8,558	$8,558	$230,194	$230,194

Denominators:
Weighted average number of common shares outstanding — basic	244,765	244,765	243,653	243,653
Effect of dilutive securities — stock options	—	153	—	754

Weighted average number of common shares outstanding — diluted	244,765	244,918	243,653	244,407

In March 2008, we sold 22,829,355 shares of GGP common stock to certain of our largest shareholders, including M.B. Capital Partners III (2,445,000 shares) and affiliates of FMR LLC (3,000,000 shares), at $36.00 per share, resulting in total net proceeds of $821.9 million. Of the total shares sold, 20,302,895 shares were issued as of March 31, 2008, and 2,526,460 were issued in April 2008. Included in the April issuances were 2,497,163 shares, or $89.9 million, for which we recorded a liability in our consolidated financial statements (Note 7) as such shares were purchased and paid for in March but not formally issued until early April. The proceeds from the sale of shares were used primarily to pay approximately $490 million of our variable-rate debt credit facilities and approximately $200 million of our Senior Bridge Facility (Note 4).
Diluted EPS excludes options where the exercise price was higher than the average market price of our common stock, and therefore would have an anti-dilutive effect, and options for which vesting requirements were not satisfied. Such options totaled 4,772,065 shares for the three months ended March 31, 2008 and 3,898,067 shares for the three months ended March 31, 2007. Outstanding Common Units have also been excluded from the diluted earnings per share calculation because including such Common Units would also require that the share of GGPLP income attributable to such Common Units be added back to net income therefore resulting in no effect on EPS. Finally, the exchangeable senior notes that were issued in April 2007 (Note 4) are also excluded from EPS because the conditions for exchange were not satisfied as of March 31, 2008.
Transactions With Affiliates
Management and other fee revenues primarily represent management and leasing fees, development fees, financing fees and fees for other ancillary services performed for the benefit of certain of the Unconsolidated Real Estate Affiliates and for properties owned by third parties. Fees earned from the Unconsolidated Properties totaled $19.9 million for the three months ended March 31, 2008 and $25.9 million for the three months ended March 31, 2007. Such fees are recognized as revenue when earned.
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

GENERAL GROWTH PROPERTIES, INC.
other developments are assessed by project and include, but are not limited to, significant changes in projected completion dates, development costs and market factors.
If an indicator of potential impairment exists, the asset would be tested for recoverability by comparing its carrying value to the estimated future undiscounted operating cash flow. A real estate asset is considered to be impaired when the estimated future undiscounted operating cash flow is less than its carrying value. To the extent an impairment has occurred, the excess of the carrying value of the asset over its estimated fair value will be expensed to operations. No impairments were recorded for the three months ended March 31, 2008 and 2007.
The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill is not amortized but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Since each individual rental property or each operating property is an operating segment, which is each considered a reporting unit, we perform this test by comparing the fair value of each property with our book value of the property, including goodwill. If the implied fair value of goodwill is less than the book value of goodwill, then an impairment charge would be recorded. No impairments were recorded for the three months ended March 31, 2008 and 2007.
Fair Value Measurements
We partially adopted SFAS 157 (Note 9) as of January 1, 2008 for our financial assets and liabilities and such adoption did not change our valuation methods for such assets and liabilities. This partial adoption applies primarily to our derivative financial instruments and investments in marketable securities, which are assets and liabilities carried at fair value (primarily based on observable market data) on a recurring basis in our consolidated financial statements. We have determined that additional disclosures under SFAS 157 are not required as of March 31, 2008 as these assets and liabilities are not material to the overall financial position of the Company individually or in the aggregate.
NOTE 2 ACQUISITIONS AND INTANGIBLES
Acquisition of Interest in GGP/Homart I
On July 6, 2007, we acquired the fifty percent interest owned by New York State Common Retirement Fund (“NYSCRF”) in the GGP/Homart I portfolio (the “Homart I acquisition”). The aggregate purchase price was as follows:

(In thousands)
Cash paid	$949,090
Debt assumed	1,055,057
Acquisition and other costs, including deferred purchase price obligation	255,224

Total purchase price	$2,259,371

GENERAL GROWTH PROPERTIES, INC.
The following table summarizes the allocation of the purchase price to the net assets acquired at the date of the Homart I acquisition. These allocations were based on the relative fair values of the assets acquired and liabilities assumed. Because these fair values were based on currently available information and assumptions and estimates that we believe are reasonable at this time, they are subject to reallocation as additional information, particularly with respect to liabilities assumed, becomes available.

		(In thousands)
Assets
Land		$250,265
Buildings and equipment		1,660,849
In-place lease value		44,309
Developments in progress		8,477
Investment in and loans to/from Unconsolidated Real Estate Affiliates		137,973
Cash		11,240
Tenant accounts receivable		5,156
Prepaid expenses and other assets:
Above-market tenant leases	43,782
Other	178,021

Total Prepaid expenses and other assets		221,803

Total Assets		2,340,072

Liabilities
Current liabilities		31,396
Debt mark-to-market adjustments		(12,883)
Below-market tenant leases		62,188

Total Liabilities		80,701

Total Net Assets Acquired		$2,259,371

Intangible Assets and Liabilities
The following table summarizes our intangible assets and liabilities:

		Accumulated	Net
	Gross Asset	(Amortization)	Carrying
	(Liability)	/ Accretion	Amount
	(In thousands)
As of March 31, 2008
Tenant leases:
In-place value	$684,283	$(375,580)	$308,703
Above-market	147,581	(77,767)	69,814
Below-market	(294,374)	178,139	(116,235)
Ground leases:
Above-market	(16,968)	1,597	(15,371)
Below-market	293,277	(21,044)	272,233
Real estate tax stabilization agreement	91,879	(13,406)	78,473

As of December 31, 2007
Tenant leases:
In-place value	$679,329	$(361,172)	$318,157
Above-market	148,057	(72,772)	75,285
Below-market	(324,088)	196,447	(127,641)
Ground leases:
Above-market	(16,968)	1,479	(15,489)
Below-market	293,435	(19,590)	273,845
Real estate tax stabilization agreement	91,879	(12,425)	79,454

GENERAL GROWTH PROPERTIES, INC.
Decreases in gross asset (liability) balances in 2008 are primarily the result of our policy of writing off fully amortized intangible assets, while the in-place values increased due to the acquisition of The Palazzo (Note 8).
The gross asset balances of the in-place value of tenant leases are included in Buildings and equipment in our Consolidated Balance Sheets. The above-market and below-market tenant and ground leases are included in Prepaid expenses and other assets and Accounts payable and accrued expenses (Note 7).
Amortization/accretion of these intangible assets and liabilities, and similar assets and liabilities from our Unconsolidated Real Estate Affiliates at our share, decreased our income (excluding the impact of minority interest and the provision for income taxes) by $17.7 million for the three months ended March 31, 2008 and $29.1 million for the three months ended March 31, 2007.
Future amortization, including our share of such items from Unconsolidated Real Estate Affiliates, is estimated to decrease income (excluding the impact of minority interest and the provision for income taxes) by approximately $65 million in 2008, $70 million in 2009, $60 million in 2010, $50 million in 2011 and $40 million in 2012.
NOTE 3 UNCONSOLIDATED REAL ESTATE AFFILIATES
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
In certain circumstances, we have debt obligations in excess of our pro rata share of the debt of our Unconsolidated Real Estate Affiliates (“Retained Debt”). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness of such Unconsolidated Real Estate Affiliates. The proceeds of the Retained Debt which are distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates. In the event that the Unconsolidated Real Estate Affiliates do not generate sufficient cash flow to pay debt service, by agreement with our partners, our distributions may be reduced or we may be required to contribute funds in an amount equal to the debt service on Retained Debt. Such Retained Debt totaled $162.7 million as of March 31, 2008 and $163.3 million as of December 31, 2007, and has been reflected as a reduction in our investment in Unconsolidated Real Estate Affiliates. In other circumstances, the Company, in connection with the debt obligations of certain Unconsolidated Real Estate Affiliates, has agreed to provide supplemental guarantees or master-lease commitments to provide to the debt holders additional credit-enhancement or security. We currently do not expect to be required to perform pursuant to any of such supplemental credit-enhancement provisions for our Unconsolidated Real Estate Affiliates.
The significant accounting policies used by the Unconsolidated Real Estate Affiliates are the same as ours.

GENERAL GROWTH PROPERTIES, INC.
Condensed Combined Financial Information of Unconsolidated Real Estate Affiliates
Following is summarized financial information for our Unconsolidated Real Estate Affiliates as of March 31, 2008 and December 31, 2007 and for the three months ended March 31, 2008 and 2007.

	March 31,	December 31,
	2008	2007
	(In thousands)
Condensed Combined Balance Sheets — Unconsolidated Real Estate Affiliates
Assets:
Land	$887,580	$917,244
Buildings and equipment	7,337,803	7,136,053
Less accumulated depreciation	(1,416,664)	(1,361,649)
Developments in progress	596,813	645,156

Net property and equipment	7,405,532	7,336,804
Investment land and land held for development and sale	277,964	287,962

Net investment in real estate	7,683,496	7,624,766
Cash and cash equivalents	253,003	224,048
Accounts and notes receivable, net	132,637	133,747
Deferred expenses, net	173,559	166,201
Prepaid expenses and other assets	438,716	445,113

Total assets	$8,681,411	$8,593,875

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$6,394,918	$6,215,426
Accounts payable and accrued expenses	697,016	715,519
Owners’ equity	1,589,477	1,662,930

Total liabilities and owners’ equity	$8,681,411	$8,593,875

Investment In and Loans To/From Unconsolidated Real Estate Affiliates, Net
Owners’ equity	$1,589,477	$1,662,930
Less joint venture partners’ equity	(824,655)	(853,459)
Capital or basis differences and loans	1,007,286	993,895

Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$1,772,108	$1,803,366

Reconciliation — Investment In and Loans To/From Unconsolidated Real Estate Affiliates
Asset — Investment in and loans to/from Unconsolidated Real Estate Affiliates	$1,818,630	$1,857,330
Liability — Investment in and loans to/from Unconsolidated Real Estate Affiliates	(46,522)	(53,964)

Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$1,772,108	$1,803,366

GENERAL GROWTH PROPERTIES, INC.

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Condensed Combined Statements of Income — Unconsolidated Real Estate Affiliates
Revenues:
Minimum rents	$194,060	$220,889
Tenant recoveries	82,744	97,364
Overage rents	2,781	4,799
Land sales	44,034	25,450
Management and other fees	8,872	8,481
Other	28,433	40,052

Total revenues	360,924	397,035

Expenses:
Real estate taxes	23,997	30,667
Repairs and maintenance	19,820	22,546
Marketing	4,747	6,779
Other property operating costs	59,806	78,706
Land sales operations	26,400	10,877
Provision for doubtful accounts	615	1,790
Property management and other costs	20,022	24,277
General and administrative	6,180	269
Depreciation and amortization	58,520	72,741

Total expenses	220,107	248,652

Operating income	140,817	148,383

Interest income	3,430	7,039
Interest expense	(84,573)	(99,787)
Provision for income taxes	(1,761)	(710)
Minority interest	(247)	(35)
Equity in income of unconsolidated joint ventures	—	1,945

Income from continuing operations	57,666	56,835
Discontinued operations, including gain on dispositions	—	1,439

Net income	$57,666	$58,274

Equity In Income of Unconsolidated Real Estate Affiliates
Net income	$57,666	$58,274
Joint venture partners’ share of income	(29,946)	(31,085)
Amortization of capital or basis differences	(3,606)	(4,555)
Elimination of Unconsolidated Real Estate Affiliates loan interest	(286)	(2,275)

Equity in income of Unconsolidated Real Estate Affiliates	$23,828	$20,359

Condensed Financial Information of Individually Significant Unconsolidated Real Estate Affiliates
Following is summarized financial information for GGP/Homart II L.L.C. (“GGP/Homart II”), GGP-TRS L.L.C. (“GGP/Teachers”) and The Woodlands Land Development Holdings, L.P. (“The Woodlands Partnership”). We account for these joint ventures using the equity method because we have joint interest and control of these ventures with our venture partners and they have substantive participating rights in such ventures. For financial reporting purposes, we consider each of these joint ventures to be an individually significant Unconsolidated Real Estate Affiliate. Our investment in such affiliates varies from a strict ownership percentage due to capital or basis differences or loans and related amortization.

GENERAL GROWTH PROPERTIES, INC.

	GGP/Homart II
	March 31,	December 31,
	2008	2007
	(In thousands)
Assets:
Land	$241,837	$248,094
Buildings and equipment	2,725,340	2,654,780
Less accumulated depreciation	(420,770)	(400,078)
Developments in progress	58,581	108,078

Net investment in real estate	2,604,988	2,610,874
Cash and cash equivalents	47,385	30,851
Accounts receivable, net	40,461	40,319
Deferred expenses, net	83,526	76,297
Prepaid expenses and other assets	34,189	39,032

Total assets	$2,810,549	$2,797,373

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$2,287,250	$2,110,947
Accounts payable and accrued expenses	217,874	237,688
Owners’ equity	305,425	448,738

Total liabilities and owners’ equity	$2,810,549	$2,797,373

	GGP/Homart II
	Three Months Ended March 31,
	2008	2007
	(In thousands)
Revenues:
Minimum rents	$60,994	$53,232
Tenant recoveries	27,497	24,749
Overage rents	313	1,267
Other	2,199	1,963

Total revenues	91,003	81,211

Expenses:
Real estate taxes	8,134	8,080
Repairs and maintenance	6,496	4,895
Marketing	1,516	1,949
Other property operating costs	11,265	9,887
(Recovery of) provision for doubtful accounts	(22)	620
Property management and other costs	5,583	5,147
General and administrative	1,659	132
Depreciation and amortization	21,843	19,154

Total expenses	56,474	49,864

Operating income	34,529	31,347

Interest income	1,840	2,042
Interest expense	(30,948)	(27,689)
Income allocated to minority interests	(4)	—
Provision for income taxes	(1,047)	(574)

Net income	$4,370	$5,126

GENERAL GROWTH PROPERTIES, INC.
In February, 2004, Caruso Affiliated Holdings, LLC commenced a lawsuit involving GGP and GGP/Homart II (collectively, the “defendants”) in the Los Angeles Superior Court (the “Court”) alleging violations of the California antitrust and unfair competition laws and tortious interference with prospective economic advantage. After the jury trial concluded in the fall of 2007, the Court entered judgment against defendants in the amount of $74.2 million in compensatory damages, $15.0 million in punitive damages, and $0.2 million in court costs (the “Judgment Amount”). Post-judgment interest began accruing on December 21, 2007 at the statutory rate of 10%. Defendants appealed the judgment and posted an appellate bond in April 2008 for $134.1 million, which is equal to 150% of the Judgment Amount. Additionally, we have supplied cash as collateral to secure the bond in the amount equal to 50% of the total bond amount or $67.1 million.
The Judgment Amount and the related post-judgment interest have been recorded by GGP/Homart II. However, the GGP/Homart II Operating Agreement gives the non-managing member of GGP/Homart II rights to indemnification from the Company under certain circumstances. At this time, we are not aware of any formal assertion of those rights. If these rights are asserted and the indemnity is found to be applicable and enforceable, the Company may have the obligation to pay the Judgment Amount. In such event, management of the Company has determined that the Company would pay directly, or reimburse GGP/Homart II, for 100% of any payments and costs. Accordingly, the Company has reflected, as provision for litigation and in other general and administrative costs and interest expense, as applicable, 100% of the judgment and certain related costs, rather than reflect such 50% share of such costs in its equity in earnings of GGP/Homart II.

	GGP/Teachers
	March 31,	December 31,
	2008	2007
	(In thousands)
Assets:
Land	$177,404	$177,356
Buildings and equipment	1,056,807	1,039,444
Less accumulated depreciation	(120,984)	(112,998)
Developments in progress	57,146	65,135

Net investment in real estate	1,170,373	1,168,937
Cash and cash equivalents	17,674	20,423
Accounts receivable, net	14,214	13,055
Deferred expenses, net	21,642	21,242
Prepaid expenses and other assets	9,562	11,138

Total assets	$1,233,465	$1,234,795

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$1,027,550	$1,029,788
Accounts payable and accrued expenses	82,540	92,993
Owners’ equity	123,375	112,014

Total liabilities and owners’ equity	$1,233,465	$1,234,795

	GGP/Teachers
	Three Months Ended March 31,
	2008	2007
	(In thousands)
Revenues:
Minimum rents	$29,079	$27,807
Tenant recoveries	11,903	11,253
Overage rents	709	191
Other	508	485

Total revenues	42,199	39,736

Expenses:
Real estate taxes	2,544	2,623
Repairs and maintenance	2,765	2,068
Marketing	827	925
Other property operating costs	5,220	4,763
Provision for doubtful accounts	12	211
Property management and other costs	2,359	2,224
General and administrative	60	39
Depreciation and amortization	8,485	7,263

Total expenses	22,272	20,116

Operating income	19,927	19,620

Interest income	108	253
Interest expense	(13,849)	(11,701)
Provision for income taxes	(81)	(10)

Net income	$6,105	$8,162

GENERAL GROWTH PROPERTIES, INC.

	The Woodlands Partnership
	March 31,	December 31,
	2008	2007
	(In thousands)
Assets:
Land	$14,756	$14,756
Buildings and equipment	48,339	48,201
Less accumulated depreciation	(11,365)	(10,638)
Developments in progress	70,665	52,515
Investment land and land held for development and sale	277,964	287,962

Net investment in real estate	400,359	392,796
Cash and cash equivalents	14,318	27,359
Deferred expenses, net	1,773	2,044
Prepaid expenses and other assets	98,564	85,331

Total assets	$515,014	$507,530

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$308,319	$286,765
Accounts payable and accrued expenses	47,829	75,549
Owners’ equity	158,866	145,216

Total liabilities and owners’ equity	$515,014	$507,530

	The Woodlands Partnership
	Three Months Ended March 31,
	2008	2007
	(In thousands)
Revenues:
Minimum rents	$249	$321
Land sales	44,034	25,450
Other	3,121	8,484

Total revenues	47,404	34,255

Expenses:
Real estate taxes	182	56
Repairs and maintenance	74	139
Other property operating costs	4,268	11,433
Land sales operations	26,400	10,877
Depreciation and amortization	728	1,070

Total expenses	31,652	23,575

Operating income	15,752	10,680

Interest income	195	126
Interest expense	(1,281)	(1,466)
Provision for income taxes	(334)	—

Income from continuing operations	14,332	9,340
Discontinued operations, including gain on dispositions	—	1,439

Net income	$14,332	$10,779

GENERAL GROWTH PROPERTIES, INC.
NOTE 4 MORTGAGES, NOTES AND LOANS PAYABLE
Mortgages, notes and loans payable are summarized as follows:

	March 31,	December 31,
	2008	2007
	(In thousands)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$16,786,468	$16,943,760
Corporate and other unsecured term loans	3,866,056	3,895,922

Total fixed-rate debt	20,652,524	20,839,682

Variable-rate debt:
Collateralized mortgages, notes and loans payable	1,519,607	819,607
Credit facilities	—	429,150
Corporate and other unsecured term loans	2,193,700	2,193,700

Total variable-rate debt	3,713,307	3,442,457

Total Mortgages, notes and loans payable	$24,365,831	$24,282,139

The weighted-average effective annual interest rate (which includes both the effects of swaps and deferred finance costs) on our mortgages, notes and loans payable was 5.43% at March 31, 2008 and 5.55% at December 31, 2007. Our mortgages, notes and loans payable have various maturities through 2095. The weighted-average remaining term of our mortgages, notes and loans payable was 4.05 years as of March 31, 2008.
Certain properties are subject to financial performance covenants, primarily debt service coverage ratios. We believe we are in compliance with all such covenants as of March 31, 2008.
Senior Bridge Facility
On July 6, 2007, we closed on the Senior Bridge Facility that was used to partially fund the Homart I acquisition (Note 2). The facility, secured by the pledge of our interests in certain subsidiaries, had a scheduled maturity of June 30, 2008 and bore interest at a per annum rate of LIBOR plus 1.25%. The Senior Bridge Facility had an outstanding balance of approximately $522 million and approximately $722 million at March 31, 2008 and December 31, 2007, respectively. In April 2008, we refinanced and amended the terms of the Senior Bridge Facility to reduce the principal amount to approximately $375 million, substitute certain previously unsecured properties for the pledge within the collateral pool, and to acquire an option to extend the maturity date up to an additional seven months (to January 31, 2009). We are currently negotiating a larger multi-property, longer-term secured facility to replace the Senior Bridge Facility which we anticipate to close on or before the end of the second quarter.
Exchangeable Senior Notes
In April 2007, GGPLP sold $1.55 billion aggregate principal amount of 3.98% Exchangeable Senior Notes (the “Notes”) pursuant to Rule 144A under the Securities Act of 1933. Interest on the Notes is payable semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2007. The Notes will mature on April 15, 2027 unless previously redeemed by GGPLP, repurchased by GGPLP or exchanged in accordance with their terms prior to such date. Prior to April 15, 2012, we will not have the right to redeem the Notes, except to preserve our status as a REIT. On or after April 15, 2012, we may redeem for cash all or part of the Notes at any time, at 100% of the principal amount of the Notes, plus accrued and unpaid interest, if any, to the redemption date. On each of April 15, 2012, April 15, 2017 and April 15, 2022, holders of the Notes may require us to repurchase the Notes, in whole or in part, for cash equal to 100% of the principal amount of Notes to be repurchased, plus accrued and unpaid interest.
The Notes are exchangeable for GGP common stock or a combination of cash and common stock, at our option, upon the satisfaction of certain conditions, including conditions relating to the market price of our common stock, the trading price of the Notes, the occurrence of certain corporate events and transactions, a call for redemption of the Notes and any failure by us to maintain a listing of our common stock on a national securities exchange. The exchange rate for each $1,000 principal amount of the Notes is 11.27 shares of GGP common stock, which is subject to adjustment under certain circumstances. We currently intend to settle the principal amount of the Notes in cash and any premium in cash, shares of our common stock or a combination of both.

GENERAL GROWTH PROPERTIES, INC.
At March 31, 2008 the weighted average interest rate on the remaining corporate unsecured fixed and variable rate debt and the revolving credit facility was 4.99%.
Letters of Credit and Surety Bonds
We had outstanding letters of credit and surety bonds of $496.6 million as of March 31, 2008. These letters of credit and bonds were issued primarily in connection with the appellate bond described in Note 3, insurance requirements, special real estate assessments and construction obligations.
NOTE 5 INCOME TAXES
Unrecognized tax benefits were $127.1 million as of March 31, 2008 and December 31, 2007, excluding interest, of which $44.9 million would impact our effective tax rate. Accrued interest related to these unrecognized tax benefits amounted to $21.6 million as of March 31, 2008 and $19.1 million as of December 31, 2007. We recognized interest expense related to the unrecognized tax benefits of $2.5 million for the three months ended March 31, 2008 and $2.3 million for the three months ended March 31, 2007.
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
Based on our assessment of the expected outcome of these remaining examinations or examinations that may commence, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits, excluding accrued interest, for tax positions taken regarding previously filed tax returns will materially change from those recorded at March 31, 2008. A material change in unrecognized tax benefits could have a material effect on our statements of income and comprehensive income. As of March 31, 2008, there are $72.7 million of unrecognized tax benefits, excluding accrued interest, which due to the reasons above, could significantly increase or decrease during the next twelve months.
Effective March 31, 2007, through a series of transactions, a private REIT owned by GGPLP was contributed to TRCLP and one of our TRS entities became a qualified REIT subsidiary of that private REIT. This transaction resulted in the recognition of an approximate $300 million income tax benefit for the three months ended March 31, 2007 related to the properties now owned by that private REIT.
NOTE 6 STOCK-BASED COMPENSATION PLANS
Incentive Stock Plans
The following tables summarize stock option activity for the 2003 Incentive Stock Plan as of and for the three months ended March 31, 2008 and 2007.

	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Stock Options Outstanding at January 1	3,053,000	$51.21	3,167,348	$38.41
Granted	—	—	1,205,000	65.81
Exercised	—	—	(1,218,748)	33.89
Exchanged for restricted stock	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Stock Options Outstanding at March 31	3,053,000	$51.21	3,153,600	$50.62

GENERAL GROWTH PROPERTIES, INC.

	Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
		Contractual	Exercise		Contractual	Exercise
Range of Exercise Prices	Shares	Term (in years)	Price	Shares	Term (in years)	Price
$6.58 - $13.16	4,500	2.10	$9.99	4,500	2.10	$9.99
$13.16 - $19.74	73,000	4.30	15.41	73,000	4.30	15.41
$26.32 - $32.91	197,000	0.80	30.94	197,000	0.80	30.94
$32.91 - $39.49	571,000	1.90	35.71	431,000	1.90	35.54
$39.49 - $46.07	50,000	2.50	44.59	20,000	2.50	44.59
$46.07 - $52.65	952,500	3.00	49.52	652,500	3.00	49.83
$59.23 - $65.81	1,205,000	3.90	65.81	602,000	3.90	65.81

Total	3,053,000	2.68	$51.21	1,980,000	2.68	$48.28

Intrinsic value (in thousands)	$32,273			$26,929

The intrinsic value of outstanding and exercisable stock options as of March 31, 2008 represents the excess of our closing stock price ($38.17) on that date over the exercise price multiplied by the applicable number of shares that may be acquired upon exercise of stock options. The intrinsic value of exercised stock options represents the excess of our stock price, at the time the option was exercised, over the exercise price. The intrinsic value was $36.2 million for options exercised during the three months ended March 31, 2007. There were no options exercised during the three months ended March 31, 2008.
The weighted-average fair value of stock options as of the grant date was $11.07 for stock options granted during the three months ended March 31, 2007. There were no stock options granted during the three months ended March 31, 2008.
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
Threshold-Vesting Stock Options
Under the 1998 Incentive Stock Plan (the “1998 Incentive Plan”), we may also grant stock incentive awards to employees in the form of threshold-vesting stock options (“TSOs”). The exercise price of the TSO is the Current Market Price (“CMP”) as defined in the 1998 Incentive Plan of our common stock on the date the TSO is granted. In order for the TSOs to vest, our common stock must achieve and sustain the Threshold Price for at least 20 consecutive trading days at any time during the five years following the date of grant. Participating employees must remain employed until vesting occurs in order to exercise the options. The Threshold Price is currently determined by multiplying the CMP on the date of grant by an Estimated Annual Growth Rate (currently 7%) and compounding the product over a five-year period. TSOs granted in 2004 and thereafter must be exercised within 30 days of the vesting date. TSOs granted prior to 2004, all of which have vested, have a term of up to 10 years. The 1998 Incentive Plan provides for the issuance of 11.0 million shares, of which 8,163,995 options have been granted as of March 31, 2008, subject to certain customary adjustments to prevent dilution.
The 1998 Incentive Plan will terminate December 31, 2008. No TSOs have been issued in 2008 and no further awards are expected to be made under this plan.

GENERAL GROWTH PROPERTIES, INC.
The following table summarizes TSO activity as of March 31, 2008 by grant year.

	TSO Grant Year
	2007	2006
TSOs outstanding at January 1, 2008	1,313,890	1,235,568
Forfeited (1)	(37,660)	(37,233)
Vested and Exercised	—	—

TSOs outstanding at March 31, 2008 (2)	1,276,230	1,198,335

Intrinsic value (in thousands) (3)	$—	$—
Intrinsic value — options exercised (in thousands)	—	—
Fair value — options exercised (in thousands)	—	—
Cash received — options exercised (in thousands)	—	—

Exercise price (4)	$65.81	$50.47
Threshold price	92.30	70.79
Fair value of options on grant date	9.54	6.51
Remaining contractual term (in years)	3.8	2.9

(1)	No TSO expirations for years presented.

(2)	TSOs outstanding at March 31, 2008 for the years 2005 and prior were 131,571.

(3)	Intrinsic value is not presented if result is a negative number.

(4)	A weighted average exercise price is not applicable as there is only one grant date and issue per year.
The Company has a $200 million per fiscal year common stock repurchase program which gives us the ability to acquire some or all of the shares of common stock to be issued upon the exercise of the TSOs or the incentive plan options.
Restricted Stock
Pursuant to the 2003 Stock Incentive Plan, we make restricted stock grants to certain employees and non-employee directors. The vesting terms of these grants are specific to the individual grant. The vesting terms vary in that a portion of the shares vest either immediately or on the first anniversary and the remainder vest in equal annual amounts over the next two to five years. The following table summarizes restricted stock activity as of and for the three months ended March 31, 2008 and 2007.

	2008		2007
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Nonvested restricted stock grants outstanding as of January 1	136,498	$59.75	72,666	$47.62
Granted	351,232	35.51	87,500	65.81
Vested	(37,498)	57.06	(20,002)	49.40
Canceled	(1,132)	35.65	—	—

Nonvested restricted stock grants outstanding as of March 31	449,100	$41.08	140,164	$58.72

Intrinsic value (in thousands)	$17,142		$9,050

The total fair value of restricted stock grants which vested during the three months ended March 31, 2008 was $1.4 million and during the three months ended March 31, 2007 was $1.2 million.

GENERAL GROWTH PROPERTIES, INC.
Other Required Disclosures
Historical data, such as the past performance of our common stock and the length of service by employees, was used to estimate expected life of the TSOs and our stock options and represents the period of time that options are expected to be outstanding. The weighted average estimated value of stock options and TSOs granted during the three months ended March 31, 2007 were based on the following assumptions (there were no stock options or TSOs granted for the three months ended March 31, 2008):

2007
Risk-free interest rate	4.70%
Dividend yield	4.00
Expected volatility	24.72
Expected life (in years)	5
Compensation expense related to the Incentive Stock Plans, TSOs and restricted stock was $2.4 million for the three months ended March 31, 2008 and $11.3 million for the three months ended March 31, 2007.
As of March 31, 2008, total compensation expense which had not yet been recognized related to nonvested options, TSOs and restricted stock grants was $10.1 million. Of this total, $2.1 million is expected to be recognized in the remaining months of 2008, $2.9 million in 2009, $2.9 million in 2010, $2.0 million in 2011 and $0.2 million in 2012. These amounts may be impacted by future grants, changes in forfeiture estimates or vesting terms, actual forfeiture rates which differ from estimated forfeitures and/or timing of TSO vesting.
NOTE 7 OTHER ASSETS AND LIABILITIES
The following table summarizes the significant components of Prepaid expenses and other assets.

	March 31,	December 31,
	2008	2007
	(In thousands)
Below-market ground leases (Note 2)	$272,233	$273,845
Receivables — finance leases and bonds	110,598	114,979
Real estate tax stabilization agreement (Note 2)	78,473	79,454
Security and escrow deposits	74,522	83,638
Above-market tenant leases (Note 2)	69,814	75,285
Prepaid expenses	59,008	52,820
Special Improvement District receivable	58,881	58,200
Deferred income tax	26,804	24,088
Funded defined contribution plan assets	10,830	14,616
Other	32,996	29,352

Total Prepaid expenses and other assets	$794,159	$806,277

GENERAL GROWTH PROPERTIES, INC.
The following table summarizes the significant components of Accounts payable and accrued expenses.

	March 31,	December 31,
	2008	2007
	(In thousands)
Accounts payable and accrued expenses	$277,130	$302,719
Construction payables	246,008	206,044
Additional Palazzo purchase price (Note 8)	200,288	—
FIN 48 liability	148,702	146,201
Accrued interest	145,743	122,406
Below-market tenant leases (Note 2)	116,235	127,641
Deferred gains/income	100,205	79,479
Common stock issuance (Note 1)	89,898	—
Accrued real estate taxes	82,418	84,327
Hughes participation payable	70,566	86,008
Accrued payroll and other employee liabilities	50,148	71,191
Tenant and other deposits	28,044	28,212
Insurance reserve	18,209	19,407
Above-market ground leases (Note 2)	15,371	15,489
Capital lease obligations	14,246	14,390
FIN 47 liability	13,813	14,321
Funded defined contribution plan liabilities	10,830	14,616
Homart I purchase price obligation *	—	254,000
Other	73,244	101,790

Total Accounts payable and accrued expenses	$1,701,098	$1,688,241

*	Converted to a secured note in first quarter 2008
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
We lease land or buildings at certain properties from third parties. The leases generally provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. Rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease. Contractual rental expense, including participation rent, was $4.4 million for the three months ended March 31, 2008 and $5.0 million for the three months ended March 31, 2007 while the same rent expense excluding amortization of above and below-market ground leases and straight-line rents, as presented in our consolidated financial statements, was $2.6 million for the three months ended March 31, 2008 and $3.4 million for the three months ended March 31, 2007.
We periodically enter into contingent agreements for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence and, in the case of property acquired under development, completion of the project. In conjunction with the acquisition of The Grand Canal Shoppes in 2004, we entered into an agreement (the “Phase II Agreement”) to acquire the multi-level retail space that is part of The Palazzo in Las Vegas, Nevada (The “Phase II Acquisition”) which is connected to the existing Venetian and the Sands Expo and Convention Center facilities and The Grand Canal Shoppes. The project opened on January 18, 2008. The acquisition closed on February 29, 2008 for an initial purchase price of $290.8 million, which was primarily funded with $250.0 million of new variable-rate short-term debt collateralized by the property and for Federal Income Tax purposes is being used as replacement property in a like-kind exchange. Additional purchase price payments based on net operating income of the Phase II retail space, which are currently estimated at approximately $200 million and presented in Accounts payable and accrued expenses in our consolidated financial statements (Note 7), will be made during the 30 months after closing with the final payment being subject to re-adjustment 48 months after closing. The actual additional amounts paid over the next four years could be more or less than the current estimate.
See Note 5 for our obligations related to FIN 48 and Note 3 for disclosure of additional contingencies.

GENERAL GROWTH PROPERTIES, INC.
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
Under the CSA, we are required to issue shares of our common stock semi-annually (February and August) to the Beneficiaries. The number of shares to be issued is based on cash flows from the development and/or sale of the CSA Assets and our stock price. We account for the Beneficiaries’ share of earnings from the CSA Assets as an operating expense. We issued 356,661 shares of our common stock, all from treasury shares, to the Beneficiaries for the three months ended March 31, 2008 and 699,000 (including 147,000 treasury shares) for the three months ended March 31, 2007.
Under the CSA, we are also required to make a final stock distribution to the Beneficiaries in 2010, following a final valuation at the end of 2009. The amount of this distribution will be based on the appraised values of CSA Assets at such time and is expected to be significant. We will account for this distribution as additional investments in the related assets (that is, contingent consideration).
Oakwood Center Damages
Our Oakwood Center retail property located in Gretna, Louisiana incurred hurricane and/or vandalism damage in September 2005. After extensive repair and replacements, the property re-opened in October 2007. We have maintained multiple layers of comprehensive insurance coverage for the property damage and business interruption costs that were incurred and, therefore, recorded insurance recovery receivables for both such coverages. During 2007, we reached final settlements with all of the insurance carriers for our first two layers of insurance coverage pursuant to which we have received a cumulative total to date of approximately $50 million. As of December 31, 2007, all of the insurance recovery proceeds from the insurance carriers with respect to such first two layers of coverage have been applied against the initial estimated property damage with the remainder recorded as recovery of operating costs and repairs, minimum rents and provision for doubtful accounts. As a result, all of the previously recorded insurance recovery receivables were collected as of December 31, 2007.
Currently, litigation that commenced in 2006 remains pending as we continue to pursue discussions with our remaining insurance carriers regarding additional unresolved and disputed claims with respect to deductibles, exclusions, additional business interruption coverage and the scope and cost of repair, cleaning, and replacement required at the property. As of March 31, 2008, we have received $0.8 million of additional payments from certain of the remaining insurance carriers, which is included in Accounts payable and accrued expenses in our consolidated financial statements as these collections are not settlements but rather advance payments which are subject to final settlement. Additionally, we received $6.7 million of additional advance payments subsequent to March 31, 2008. While we believe that our remaining claims are valid, there can be no assurance that any additional amounts will be collected.
NOTE 9 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determining the Useful Life of Intangible Assets” (“FSP 142-3”) which improves the consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations”, and other guidance under GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is prohibited. We are currently evaluating the impact of this new standard on our financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” by requiring expanded disclosure about an entity’s derivative instruments and hedging activities, but does not change SFAS 133’s scope or accounting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. Management has elected not to early adopt SFAS 161 for its derivative instruments on January 1, 2008. We are currently evaluating the impact of this new statement on our financial statements.

GENERAL GROWTH PROPERTIES, INC.
In December 2007, the FASB issued SFAS No. 141 (R) “Business Combinations” (“SFAS 141 (R)”) and SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 141 (R) will change how business acquisitions are accounted for and will impact the financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 141 (R) and SFAS 160 are effective for periods beginning on or after December 15, 2008 only for acquisitions completed subsequent to the effective date. Early adoption is not permitted. We are currently evaluating the impact of these new statements on our financial statements.
In August 2007, the FASB proposed FASB Staff Position No. APB 14-a, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlements)” (“FSP 14-a”). FSP 14-a would require companies to separately account for the liability and equity components of the debt instruments in a manner that will reflect the nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. If the final FSP is issued, it would be retrospectively applied and effective for financial statements issued for fiscal years beginning after December 15, 2007. We are evaluating the impact of FSP 14-a on our financial statements, particularly with respect to our Exchangeable Senior Notes (Note 4).
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
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have adopted SFAS 157 except as it applies to those non financial assets and non financial liabilities as noted below. The partial adoption of SFAS 157 did not have a material impact on our financial statements.
In February 2008, the FASB issued two Staff Positions on SFAS 157: (1) FASB Staff Position No. FAS 157-1 (“FSP 157-1”), “Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement Under Statement 13,” and (2) FASB Staff Position No. FAS 157-2 (“FSP 157-2”), “Effective Date of FASB Statement No. 157.” FSP 157-1 excludes FASB Statement No. 13, “Accounting for Leases”, as well as other accounting pronouncements that address fair value measurements on lease classification or measurement under Statement 13, from SFAS 157’s scope. FSP 157-2 partially defers SFAS 157’s effective date to January 1, 2009 for all non financial assets and non financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis.
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

GENERAL GROWTH PROPERTIES, INC.
NOTE 10 SEGMENTS
We have two business segments which offer different products and services. Our segments are managed separately because each requires different operating strategies or management expertise. We do not distinguish or group our consolidated operations on a geographic basis. Further, all material operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues. Our reportable segments are as follows:
•	Retail and Other — includes the operation, development and management of retail and other rental property, primarily shopping centers

•	Master Planned Communities — includes the development and sale of land, primarily in large-scale, long-term community development projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas, and our one residential condominium project
The operating measure used to assess operating results for the business segments is Real Estate Property Net Operating Income (“NOI”) which represents the operating revenues of the properties less property operating expenses, exclusive of depreciation and amortization. Management believes that NOI provides useful information about a property’s operating performance.
The accounting policies of the segments are the same as those of the Company, except that we report unconsolidated real estate ventures using the proportionate share method rather than the equity method. Under the proportionate share method, our share of the revenues and expenses of the Unconsolidated Properties are combined with the revenues and expenses of the Consolidated Properties. Under the equity method, our share of the net revenues and expenses of the Unconsolidated Properties are reported as a single line item, Equity in income of Unconsolidated Real Estate Affiliates, in our Consolidated Statements of Income and Comprehensive Income. This difference affects only the reported revenues and operating expenses of the segments and has no effect on our reported net earnings. In addition, other revenues include the NOI of discontinued operations and is reduced by the NOI attributable to our minority interest partners in consolidated joint ventures.
The total expenditures for additions to long-lived assets for the Master Planned Communities segment were $53.6 million for the three months ended March 31, 2008 and $41.4 million for the three months ended March 31, 2007. The total expenditures for additions to long-lived assets for the Retail and Other segment were $553.0 million for the three months ended March 31, 2008 and $207.1 million for the three months ended March 31, 2007. Such amounts for the Master Planned Communities segment and the Retail and Other segment are included in the amounts listed as Land/residential development and acquisitions expenditures and Acquisition/development of real estate and property additions/improvements, respectively, in our Consolidated Statements of Cash Flows.
The total amount of goodwill, as presented on our Consolidated Balance Sheet, is included in our Retail and Other segment.

GENERAL GROWTH PROPERTIES, INC.
Segment operating results are as follows:

	Three Months Ended March 31, 2008
	Consolidated	Unconsolidated	Segment
	Properties	Properties	Basis
	(In thousands)
Retail and Other
Property revenues:
Minimum rents	$524,942	$92,692	$617,634
Tenant recoveries	231,632	39,091	270,723
Overage rents	13,518	1,312	14,830
Other, including minority interest	28,191	13,541	41,732

Total property revenues	798,283	146,636	944,919

Property operating expenses:
Real estate taxes	68,649	11,591	80,240
Repairs and maintenance	62,100	9,301	71,401
Marketing	12,276	2,188	14,464
Other property operating costs	111,892	31,288	143,180
Provision for doubtful accounts	2,709	295	3,004

Total property operating expenses	257,626	54,663	312,289

Retail and other net operating income	540,657	91,973	632,630

Master Planned Communities
Land sales	9,066	23,118	32,184
Land sales operations	(9,921)	(15,406)	(25,327)

Master Planned Communities net operating (loss) income	(855)	7,712	6,857

Real estate property net operating income	$539,802	$99,685	$639,487

	Three Months Ended March 31, 2007
	Consolidated	Unconsolidated	Segment
	Properties	Properties	Basis
	(In thousands)
Retail and Other
Property revenues:
Minimum rents	$436,041	$109,166	$545,207
Tenant recoveries	199,455	48,261	247,716
Overage rents	15,580	2,467	18,047
Other, including minority interest	23,545	21,458	45,003

Total property revenues	674,621	181,352	855,973

Property operating expenses:
Real estate taxes	56,860	15,129	71,989
Repairs and maintenance	50,972	11,121	62,093
Marketing	12,580	3,372	15,952
Other property operating costs	100,037	40,847	140,884
Provision for doubtful accounts	5,493	851	6,344

Total property operating expenses	225,942	71,320	297,262

Retail and other net operating income	448,679	110,032	558,711

Master Planned Communities
Land sales	23,793	13,361	37,154
Land sales operations	(20,144)	(7,695)	(27,839)

Master Planned Communities net operating income	3,649	5,666	9,315

Real estate property netoperating income	$452,328	$115,698	$568,026

GENERAL GROWTH PROPERTIES, INC.
The following reconciles real estate property net operating income (“NOI”) to GAAP-basis operating income and net income:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Real estate property net operating income
Segment basis	$639,487	$568,026
Unconsolidated Properties	(99,685)	(115,698)

Consolidated Properties	539,802	452,328
Management and other fees	20,239	27,572
Property management and other costs	(52,138)	(53,142)
General and administrative	(8,098)	(12,268)
Depreciation and amortization	(184,259)	(175,118)
Minority interest in NOI of Consolidated Properties and other	2,734	2,802

Operating income	318,280	242,174
Interest income	557	2,034
Interest expense	(319,394)	(268,348)
(Provision for) benefit from income taxes	(9,392)	288,392
Minority interest	(5,321)	(54,417)
Equity in income of Unconsolidated Real Estate Affiliates	23,828	20,359

Net income	$8,558	$230,194

The following reconciles segment revenues to GAAP-basis consolidated revenues:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Segment basis total property revenues	$944,919	$855,973
Unconsolidated segment revenues	(146,636)	(181,352)
Consolidated land sales	9,066	23,793
Management and other fees	20,239	27,572
Minority interest in NOI of Consolidated Properties and other	2,734	2,802

GAAP-basis consolidated total revenues	$830,322	$728,788

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
FORWARD-LOOKING INFORMATION
We may make forward-looking statements in this Quarterly Report and in other reports that we file with the SEC. In addition, our senior management may make forward-looking statements orally to analysts, investors, the media and others.
Forward-looking statements include:
•	Projections of our revenues, income, earnings per share, Funds From Operations (“FFO”), Core FFO, capital expenditures, income tax or other contingent liabilities, dividends, leverage, capital structure or other financial items
•	Descriptions of plans or objectives of our management for future operations, including pending capital or refinancing activities
•	Forecasts of our future economic performance
•	Descriptions of assumptions underlying or relating to any of the foregoing

GENERAL GROWTH PROPERTIES, INC.
In this Quarterly Report, for example, we make forward-looking statements discussing our expectations about:
•	Expected sales in our Master Planned Communities segment
•	Future financings, repayment of debt and interest rates
•	Distributions pursuant to the Contingent Stock Agreement
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
In March 2008, we sold 22,829,355 shares of GGP common stock at $36.00 per share, resulting in net proceeds of $821.9 million. These proceeds were used primarily to pay approximately $490 million of our variable-rate debt credit facilities and approximately $200 million of our Senior Bridge Facility.
Real estate property net operating income for the three months ended March 31, 2008 increased $71.5 million, which was attributable to a $73.9 million increase in our NOI from our Retail and Other segment which was partially offset by a $2.5 million decrease in our NOI from our Master Planned Communities segment.
Retail operating metrics continued to remain strong during the quarter. Sales per square foot (on a trailing twelve month basis) were $460 for the first quarter of 2008 and $459 for the first quarter of 2007. Occupancy in our Retail Company Portfolio decreased slightly to 92.7% at March 31, 2008, compared to 92.9% at March 31, 2007.
In our Master Planned Community segment, the pace of land sales for standard residential and commercial lots continues to be very slow. We expect this diminished demand for residential land to continue for the balance of 2008.
During the third quarter 2007, we completed the Homart I acquisition (Note 2) for an aggregate purchase price, including our share of debt and liabilities assumed, of $2.3 billion. The Homart I acquisition changes the consolidated revenue and expense items below, as the acquisition resulted in the consolidation of the operations of the properties acquired. Prior to the acquisition, the Company’s share of such operations was reflected as equity in income of Unconsolidated Real Estate Affiliates. The Homart I acquisition increased consolidated tenant rents by $98.5 million and consolidated property operating expenses by $28.2 million for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. Segment results also were significantly impacted by the Homart I acquisition, as an additional 50% share of the operations of the properties is included in the segment results after the purchase date. The Homart I acquisition accounted for an increase in total segment basis property revenues of $53.3 million and total segment basis property operating expenses $13.8 million for the three months ended March 31, 2008, compared to the three months ended March 31, 2007. Discussion of the results of operations below has been limited to only those elements of operating trends that were not a function of the Homart I acquisition.

GENERAL GROWTH PROPERTIES, INC.
On April 23, 2008, we sold two office buildings, which for Federal Income Tax purposes are relinquished property for a like-kind exchange (Note 8), for a total price of approximately $95 million, including debt assumed by the buyer of approximately $84 million which resulted in net proceeds of approximately $8 million after closing and other costs.
Seasonality
Although we have a year-long temporary leasing program, occupancies for short-term tenants and, therefore, rental income recognized, are higher during the second half of the year. Typically, tenant vacancies are experienced in the first half of the year and space is re-leased in the second half of the year which also generates higher rental income. In addition, the majority of our tenants have December or January lease years for purposes of calculating annual overage rent amounts. Accordingly, overage rent thresholds are most commonly achieved in the fourth quarter. As a result, revenue production is generally highest in the fourth quarter of each year.
Critical Accounting Policies
Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. Our critical accounting policies as discussed in our Annual Report have not changed during 2008 and such policies, and the discussion of such policies, are incorporated herein by reference.
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
Three Months Ended March 31, 2008 and 2007
Retail and Other Segment

	Three Months Ended March 31,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(Dollars in thousands)
Property revenues:
Minimum rents	$617,634	$545,207	$72,427	13.3%
Tenant recoveries	270,723	247,716	23,007	9.3
Overage rents	14,830	18,047	(3,217)	(17.8)
Other, including minority interest	41,732	45,003	(3,271)	(7.3)

Total property revenues	944,919	855,973	88,946	10.4

Property operating expenses:
Real estate taxes	80,240	71,989	8,251	11.5
Repairs and maintenance	71,401	62,093	9,308	15.0
Marketing	14,464	15,952	(1,488)	(9.3)
Other property operating costs	143,180	140,884	2,296	1.6
Provision for doubtful accounts	3,004	6,344	(3,340)	(52.6)

Total property operating expenses	312,289	297,262	15,027	5.1

Real estate property net operating income	$632,630	$558,711	$73,919	13.2%

Higher effective rents and leased area across the Company Portfolio contributed to the increase in minimum rents for the three months ended March 31, 2008. The weighted average mall and freestanding GLA for retail properties, excluding international properties and properties in redevelopment, increased to 63,147,786 square feet at March 31, 2008 compared to 61,475,404 square feet at March 31, 2007 primarily due to expansions and developments opened in 2007 and 2008. Although GLA increased, retail center occupancy, excluding international properties and properties in redevelopment, remained approximately constant, at 92.7% at March 31, 2008 compared to 92.9% at

GENERAL GROWTH PROPERTIES, INC.
March 31, 2007. Termination income increased to $21.0 million for first quarter 2008 compared to $3.7 million for the first quarter 2007, primarily due to a few large tenant vacancies that occurred in the first quarter of 2008.
Our leases typically include both a base rent component and a component which requires tenants to pay amounts related to all, or substantially all, of their share of real estate taxes and certain property operating expenses, including common area maintenance and insurance. The portion of the tenant rent from these leases attributable to real estate tax and operating expense recoveries are recorded as tenant recoveries. The increase in tenant recoveries for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 is primarily attributable to the increased leased area in 2008 described above.
Overage rents are recognized on an accrual basis once tenant sales exceed contractual tenant lease thresholds. Overage rents decreased for the three months ended March 31, 2008 across the Company Portfolio primarily as the result the recognition of certain 2006 amounts in the first quarter 2007.
Other revenues include all other property revenues including vending, parking, sponsorship and advertising revenues, less NOI of minority interests in consolidated joint ventures. The decrease in other revenues is primarily attributable to The Woodlands Partnership that sold various office buildings and other properties during 2007 and therefore recorded lower amounts of other revenues for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.
Real estate taxes increased for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 due to the completion of development projects and / or higher tax assessments at Ala Moana, Faneuil Hall Marketplace, Glenbrook Square, Mall of Louisiana, Natick Collection and The Shops at Fallen Timbers.
Repairs and maintenance increased across the Company Portfolio due to higher contracted services for cleaning, primarily resulting from higher costs of benefits.
The provision for doubtful accounts decreased for the three months ended March 31, 2008 primarily due to decreased provisions at Riverwalk Marketplace and Oakwood Center and the collection of a previously reserved balance at SouthStreet Seaport. Additionally, the provision for doubtful accounts decreased across the remainder of the Company Portfolio primarily due to decreases in aged receivables and reserves for the three months ended March 31, 2008 compared to the three months ended March 31, 2007.
Master Planned Communities Segment

	Three Months Ended March 31,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(Dollars in thousands)
Land sales	$32,184	$37,154	$(4,970)	(13.4)%
Less land sales operations	25,327	27,839	(2,512)	(9.0)

Real estate property net operating income	$6,857	$9,315	$(2,458)	(26.4)%

The decrease in NOI for the Master Planned Communities segment for the three months ended March 31, 2008 is primarily the result of the lack of sales in our Maryland Properties and Summerlin communities. These decreases in sales and NOI were partially offset by higher sales at The Woodlands community. Land sales at The Woodlands community were $22.3 million for the three months ended March 31, 2008 compared to $12.1 million for the three months ended March 31, 2007, which was primarily due to a change in the mix of lots sold in the first quarter of 2008 to include more premium commercial lots. The average price per acre at The Woodlands community for residential sales decreased slightly to approximately $361,000 for the three months ended March 31, 2008 compared to $365,000 for the three months ended March 31, 2007, while price per acre for the commercial sales increased to approximately $717,000 for the three months ended March 31, 2008 compared to $261,000 for the three months ended March 31, 2007. The land sales trend experienced for the three months ended March 31, 2008 at The Woodlands community is not expected to continue for the remainder of 2008.
As of March 31, 2008, the Master Planned Communities have 18,612 remaining saleable acres.

GENERAL GROWTH PROPERTIES, INC.
Certain Significant Consolidated Revenues and Expenses

	Three Months Ended March 31,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(Dollars in thousands)
Tenant rents	$770,092	$651,076	$119,016	18.3%
Land sales	9,066	23,793	(14,727)	(61.9)
Property operating expenses	257,626	225,942	31,684	14.0
Land sales operations	9,921	20,144	(10,223)	(50.7)
Management and other fees	20,239	27,572	(7,333)	(26.6)
Property management and other costs	52,138	53,142	(1,004)	(1.9)
General and administrative	8,098	12,268	(4,170)	(34.0)
Depreciation and amortization	184,259	175,118	9,141	5.2
Interest expense	319,394	268,348	51,046	19.0
Provision for (benefit from) income taxes	9,392	(288,392)	297,784	(103.3)
Equity in income of Unconsolidated Real Estate Affiliates	23,828	20,359	3,469	17.0
Changes in consolidated tenant rents (which includes minimum rents, tenant recoveries and overage rents), land sales, property operating expenses (which includes real estate taxes, repairs and maintenance, marketing, other property operating costs and provision for doubtful accounts) and land sales operations were attributable to the same items discussed above in our segment basis results, excluding those items related to our Unconsolidated Properties.
Management and other fees, property management and other costs and general and administrative in the aggregate represent our costs of doing business and are generally not direct property-related costs. The decrease in management and other fees was primarily due to the loss of revenues as the result of the Homart I acquisition. The decrease in general and administrative is primarily due to lower senior management compensation expense, as such costs were higher for the three months ended March 31, 2007 due to higher stock option expense resulting from the acceleration of the vesting period for certain stock options.
The increase in interest expense is primarily due to higher debt balances as of March 31, 2008 compared to March 31, 2007, which was primarily the result of the funding of Homart I acquisition, the assumption of debt related to the Homart I acquisition and the acquisition of The Palazzo (Note 8).
The increase in provision for (benefit from) income taxes was primarily due to the approximately $300 million total tax benefit recognized for the three months ended March 31, 2007 attributable to the tax restructuring of certain of our operating subsidiaries.
Liquidity and Capital Resources
As of March 31, 2008, we have approximately $2.77 billion and $3.33 billion in debt maturing in 2008 and 2009, respectively. We are currently considering various types and forms of transactions to refinance this debt, including mortgage financings, other financings and venture partner equity capital. We currently anticipate that we will be able to repay or refinance all of our debt on a timely basis, and believe we have adequate sources of funds to meet our short term cash needs. However, there can be no assurance that we can obtain such refinancing or additional capital on satisfactory terms. Other than increases in debt resulting from the receipt of excess proceeds from refinancing activities, which we plan to obtain when possible on acceptable terms, or in conjunction with current new developments, redevelopments or acquisitions, there are no current plans to incur additional debt.
In April 2008, in conjunction with the Caruso matter (Note 3), $67.1 million in cash was provided as cash collateral for the appellate bond of $134.1 million.
Cash Flows from Operating Activities
Net cash provided by operating activities was $139.0 million for the three months ended March 31, 2008 and $90.4 million for the three months ended March 31, 2007.
Net cash provided by (used in) working capital needs totaled $25.1 million in 2008 and ($27.0) million in 2007. The increase in net cash provided by working capital is due to increased NOI from our Retail and Other segment which is primarily due to the Homart I acquisition in July 2007 (Note 2) and increased termination income for the three months ended March 31, 2008.

GENERAL GROWTH PROPERTIES, INC.
Cash Flows from Investing Activities
Net cash used in investing activities was $482.4 million for the three months ended March 31, 2008 and $260.5 million for the three months ended March 31, 2007.
Net investing cash provided by (used in) our Unconsolidated Real Estate Affiliates was $41.5 million in 2008 and ($57.6) million in 2007. The increase in net cash is primarily attributed to loan proceeds received from our affiliate, GGP/Homart II, as well as decreased invested capital which is partially offset by decreased distributions.
Cash used for acquisition/development of real estate and property additions/improvements was $553.0 million for the three months ended March 31, 2008 and $207.1 million for the three months ended March 31, 2007. The increase in 2008 was primarily due to increased development and redevelopment activity.
Cash Flows from Financing Activities
Net cash provided by financing activities was $500.3 million for the three months ended March 31, 2008 and $137.9 million for the three months ended March 31, 2007.
Principal payments exceeded new financings by $166.3 million in 2008, while new financings exceeded principal payments by $228.5 million in 2007. The net financing activity in 2008 reflects the proceeds from the sale of GGP common stock of approximately $821 million (Note 1) and other new financings and refinancings, partially offset by the repayment of the revolving credit facility and other debt. Financing costs associated with new financings were $6.8 million in 2008.
Distributions to common stockholders, holders of Common Units and holders of perpetual and convertible preferred units totaled $150.9 million for the three months ended March 31, 2008 and $137.0 million for the three months ended March 31, 2007. Dividends paid per common share were $0.50 for the three months ended March 31, 2008 and $0.45 for the three months ended March 31, 2007.
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

GENERAL GROWTH PROPERTIES, INC.
Internal Controls over Financial Reporting
There have been no changes in our internal controls during our most recently completed fiscal quarter that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
Except as described in Note 3, neither the Company nor any of the Unconsolidated Real Estate Affiliates is currently involved in any material pending legal proceedings nor, to our knowledge, is any material legal proceeding currently threatened against the Company or any of the Unconsolidated Real Estate Affiliates.
ITEM 1A. RISK FACTORS
There have been no material changes in the Risk Factors previously disclosed in our Annual Report.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

10.1	Form of Restricted Stock Agreement pursuant to the General Growth Properties, Inc. 2003 Incentive Stock Plan, as amended.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consolidated Financial Statements of The Rouse Company LP, a subsidiary of General Growth Properties, Inc.
Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of March 31, 2008. The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL GROWTH PROPERTIES, INC. (Registrant)
Date: May 8, 2008	by:	/s/ Bernard Freibaum
Bernard Freibaum
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Accounting Officer)

EXHIBIT INDEX
10.1	Form of Restricted Stock Agreement pursuant to the General Growth Properties, Inc. 2003 Incentive Stock Plan, as amended.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consolidated Financial Statements of The Rouse Company LP, a subsidiary of General Growth Properties, Inc.
Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of March 31, 2008. The registrant agrees to furnish a copy of such agreements to the SEC upon request.