Form 10-Q
period 2008-06-30
GENERAL GROWTH PROPERTIES INC
filed 2008-08-08
CIK 895648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2008
or

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from ____________ to ____________
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
☑ Yes   ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
☐ Yes   ☑ No
The number of shares of Common Stock, $.01 par value, outstanding on August 5, 2008 was 267,703,684.

GENERAL GROWTH PROPERTIES, INC.
INDEX

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	June 30,	December 31,
	2008	2007
	(Dollars in thousands)
Assets:
Investment in real estate:
Land	$3,311,634	$3,310,634
Buildings and equipment	23,370,856	22,653,814
Less accumulated depreciation	(3,909,350)	(3,605,199)
Developments in progress	1,196,249	987,936

Net property and equipment	23,969,389	23,347,185
Investment in and loans to/from Unconsolidated Real Estate Affiliates	1,872,746	1,857,330
Investment land and land held for development and sale	1,678,838	1,639,372

Net investment in real estate	27,520,973	26,843,887
Cash and cash equivalents	87,444	99,534
Accounts and notes receivable, net	373,834	388,278
Goodwill	385,683	385,683
Deferred expenses, net	287,705	290,660
Prepaid expenses and other assets	849,950	806,277

Total assets	$29,505,589	$28,814,319

Liabilities and Stockholders’ Equity:
Mortgages, notes and loans payable	$24,461,117	$24,282,139
Investment in and loans to/from Unconsolidated Real Estate Affiliates	45,117	53,964
Deferred tax liabilities	867,126	860,435
Accounts payable and accrued expenses	1,585,110	1,688,241

Total liabilities	26,958,470	26,884,779

Minority interests:
Preferred	121,482	121,482
Common	434,636	351,362

Total minority interests	556,118	472,844

Commitments and Contingencies	—	—

Preferred Stock: $100 par value; 5,000,000 shares authorized; none issued and outstanding	—	—

Stockholders’ Equity:
Common stock: $.01 par value; 875,000,000 shares authorized, 269,124,509 shares issued as of June 30, 2008 and 245,704,746 shares issued as of December 31, 2007	2,691	2,457
Additional paid-in capital	3,315,657	2,601,296
Retained earnings (accumulated deficit)	(1,302,536)	(1,087,080)
Accumulated other comprehensive income	51,941	35,658
Less common stock in treasury, at cost, 1,449,939 shares as of June 30, 2008 and 1,806,650 shares as of December 31, 2007	(76,752)	(95,635)

Total stockholders’ equity	1,991,001	1,456,696

Total liabilities and stockholders’ equity	$29,505,589	$28,814,319

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
	(In thousands, except for per share amounts)
Revenues:
Minimum rents	$507,099	$443,432	$1,032,041	$879,474
Tenant recoveries	231,548	195,403	463,179	394,858
Overage rents	10,892	10,876	24,410	26,456
Land sales	15,855	36,130	24,921	59,923
Management and other fees	21,918	26,348	42,157	53,920
Other	28,306	27,893	59,232	54,244

Total revenues	815,618	740,082	1,645,940	1,468,875

Expenses:
Real estate taxes	69,004	55,089	137,653	111,949
Repairs and maintenance	56,997	47,918	119,098	98,891
Marketing	8,776	10,713	21,052	23,294
Other property operating costs	104,434	97,609	216,326	197,645
Land sales operations	15,211	29,542	25,131	49,686
Provision for (recovery of) doubtful accounts	6,287	(1,701)	8,996	3,791
Property management and other costs	54,804	56,447	106,942	109,589
General and administrative	4,416	4,030	12,515	16,299
Depreciation and amortization	191,242	163,289	375,501	338,408

Total expenses	511,171	462,936	1,023,214	949,552

Operating income	304,447	277,146	622,726	519,323

Interest income	1,449	2,944	2,006	4,977
Interest expense	(312,943)	(275,547)	(632,337)	(543,896)

(Loss) income before income taxes, minority interest and equity in income of Unconsolidated Real Estate Affiliates	(7,047)	4,543	(7,605)	(19,596)
(Provision for) benefit from income taxes	(6,866)	(17,647)	(16,257)	270,744
Minority interest	(3,969)	(5,085)	(9,290)	(59,502)
Equity in income of Unconsolidated Real Estate Affiliates	21,145	26,581	44,973	46,940

Income from continuing operations	3,263	8,392	11,821	238,586
Discontinued operations, net of minority interest — gains on dispositions	30,819	—	30,819	—

Net income	$34,082	$8,392	$42,640	$238,586

Basic Earnings Per Share:
Continuing operations	$0.01	$0.03	$0.05	$0.98
Discontinued operations	0.12	—	0.12	—

Total basic earnings per share	$0.13	$0.03	$0.17	$0.98

Diluted Earnings Per Share:
Continuing operations	$0.01	$0.03	$0.05	$0.97
Discontinued operations	0.12	—	0.12	—

Total diluted earnings per share	$0.13	$0.03	$0.17	$0.97

Dividends declared per share	0.50	0.45	1.00	0.90

Comprehensive Income, Net:
Net income	$34,082	$8,392	$42,640	$238,586
Other comprehensive income, net of minority interest:
Net unrealized gains (losses) on financial instruments	2,170	(14)	746	(1,082)
Accrued pension adjustment	(66)	391	(359)	203
Foreign currency translation	17,168	9,470	16,008	12,343
Unrealized losses on available-for-sale securities	(2)	(32)	(112)	(27)

Total other comprehensive income, net of minority interest	19,270	9,815	16,283	11,437

Comprehensive income, net	$53,352	$18,207	$58,923	$250,023

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Cash Flows from Operating Activities:
Net income	$42,640	$238,586
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	9,290	59,502
Equity in income of Unconsolidated Real Estate Affiliates	(44,973)	(46,940)
Provision for doubtful accounts	8,996	3,791
Distributions received from Unconsolidated Real Estate Affiliates	26,065	36,225
Depreciation	350,452	322,096
Amortization	25,049	16,312
Amortization of debt market rate adjustment and other non-cash interest expense	4,002	(7,354)
Gains on dispositions, net of minority interest	(30,819)	—
Participation expense pursuant to Contingent Stock Agreement	1,252	11,736
Land/residential development and acquisitions expenditures	(97,370)	(84,001)
Cost of land sales	5,472	21,031
Tax restructuring benefit	—	(296,742)
Straight-line rent amortization	(21,903)	(17,755)
Amortization of intangibles other than in-place leases	(3,754)	(13,342)
Glendale Matter deposit	(67,054)	—
Net changes:
Accounts and notes receivable	27,279	14,351
Prepaid expenses and other assets	1,027	23,126
Deferred expenses	(26,294)	(14,410)
Accounts payable and accrued expenses and deferred tax liabilities	(12,477)	(37,237)
Other, net	(6,760)	8,421

Net cash provided by operating activities	190,120	237,396

Cash Flows from Investing Activities:
Acquisition/development of real estate and property additions/improvements	(779,334)	(423,068)
Proceeds from sales of investment properties	29,144	3,251
Increase in investments in Unconsolidated Real Estate Affiliates	(76,305)	(184,278)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	44,355	45,738
Loans from (to) Unconsolidated Real Estate Affiliates, net	45,980	(27,710)
Decrease (increase) in restricted cash	681	(8,674)
Other, net	2,999	5,289

Net cash used in investing activities	(732,480)	(589,452)

Cash Flows from Financing Activities:
Proceeds from issuance of mortgages, notes and loans payable	1,047,358	2,079,700
Principal payments on mortgages, notes and loans payable	(1,030,114)	(1,359,799)
Deferred financing costs	(8,311)	(23,691)
Cash distributions paid to common stockholders	(255,688)	(219,256)
Cash distributions paid to holders of Common Units	(52,035)	(47,482)
Cash distributions paid to holders of perpetual and convertible preferred units	(5,806)	(8,258)
Proceeds from issuance of common stock, including from common stock plans	828,394	56,236
Redemption of preferred minority interests	—	(60,000)
Purchase of treasury stock	—	(95,648)
Other, net	6,472	(1,686)

Net cash provided by financing activities	530,270	320,116

Net change in cash and cash equivalents	(12,090)	(31,940)
Cash and cash equivalents at beginning of period	99,534	97,139

Cash and cash equivalents at end of period	$87,444	$65,199

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

	Six Months Ended
	June 30,
	2008	2007
	(In thousands)
Supplemental Disclosure of Cash Flow Information:
Interest paid	$656,778	$575,587
Interest capitalized	30,124	39,251
Income taxes paid	39,363	62,349

Non-Cash Transactions:
Common stock issued in exchange for Operating Partnership Units	$123	$7,234
Common stock issued in exchange for convertible preferred units	—	419
Common stock issued pursuant to Contingent Stock Agreement	15,533	36,669
Change in accrued capital expenditures included in accounts payable and accrued expenses	55,286	(15,519)
Non-cash portion of the acquisition of The Palazzo in 2008	200,288	—
Assumption of debt by purchaser in conjunction with sale of office buildings	84,000	—
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
General
General Growth Properties, Inc. (“GGP”), a Delaware corporation, is a self-administered and self-managed real estate investment trust, referred to as a “REIT.” GGP was organized in 1986 and through its subsidiaries and affiliates operates, develops, acquires and manages retail and other rental properties, primarily shopping centers, which are located primarily throughout the United States. GGP also holds assets through its international Unconsolidated Real Estate Affiliates in Brazil, Turkey and Costa Rica in which GGP has a net investment of $260.5 million at June 30, 2008 and $237.1 million at December 31, 2007. Additionally, GGP develops and sells land for residential, commercial and other uses primarily in large-scale, long-term master planned community projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas. In these notes, the terms “we,” “us” and “our” refer to GGP and its subsidiaries (the “Company”).
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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results for the interim periods ended June 30, 2008 are not necessarily indicative of the results to be obtained for the full fiscal year.
Revenue Recognition and Related Matters
Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates and accretion related to above and below-market tenant leases on acquired properties. Termination income recognized was $6.5 million for the three months ended June 30, 2008, $25.0 million for the six months ended June 30, 2008, $3.0 million for the three months ended June 30, 2007 and $5.4 million for the six months ended June 30, 2007. Accretion related to above and below-market tenant leases was $2.8 million for the three months ended June 30, 2008, $8.7 million for the six months ended June 30, 2008, $8.5 for the three months ended June 30, 2007 and $18.1 million for the six months ended June 30, 2007.
Straight-line rent receivables, which represent the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases, of $222.4 million as of June 30, 2008 and $200.5 million as of December 31, 2007, are included in Accounts and notes receivable, net in our consolidated financial statements.
Percentage rent in lieu of fixed minimum rent received from tenants was $12.2 million for the three months ended June 30, 2008, $23.5 million for the six months ended June 30, 2008, $9.4 for the three months ended June 30, 2007 and $18.8 million for the six months ended June 30, 2007, and is included in Minimum rents in our consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
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
Earnings Per Share (“EPS”)
Information related to our EPS calculations is summarized as follows:

	Three Months Ended June 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
	(In thousands)
Numerators:
Income from continuing operations	$3,263	$3,263	$8,392	$8,392
Discontinued operations, net of minority interest — gains on dispositions	30,819	30,819	—	—

Net income available to common stockholders	$34,082	$34,082	$8,392	$8,392

Denominators:
Weighted average number of common shares outstanding	267,369	267,369	244,960	244,960
Effect of dilutive securities — stock options	—	228	—	667

Weighted average number of common shares outstanding	267,369	267,597	244,960	245,627

	Six Months Ended June 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
	(In thousands)
Numerators:
Income from continuing operations	$11,821	$11,821	$238,586	$238,586
Discontinued operations, net of minority interest — gains on dispositions	30,819	30,819	—	—

Net income available to common stockholders	$42,640	$42,640	$238,586	$238,586

Denominators:
Weighted average number of common shares outstanding	256,067	256,067	244,165	244,165
Effect of dilutive securities — stock options	—	186	—	685

Weighted average number of common shares outstanding	256,067	256,253	244,165	244,850

In March 2008, we sold 22,829,355 shares of GGP common stock to certain of our largest shareholders, including M.B. Capital Partners III (2,445,000 shares) and affiliates of FMR LLC (3,000,000 shares), at $36.00 per share, resulting in total net proceeds of $821.9 million. The proceeds from the sale of shares were used primarily to pay

GENERAL GROWTH PROPERTIES, INC.
approximately $490 million of our variable-rate debt credit facilities and approximately $200 million of our Senior Bridge Facility (Note 4).
Diluted EPS excludes options where the exercise price was higher than the average market price of our common stock, and therefore would have an anti-dilutive effect, and options for which vesting requirements were not satisfied. Such options totaled 4,610,297 shares as of June 30, 2008, and 3,835,191 shares as of June 30, 2007. Outstanding Common Units have also been excluded from the diluted earnings per share calculation because including such Common Units would also require that the share of GGPLP income attributable to such Common Units be added back to net income therefore resulting in no effect on EPS. Finally, the exchangeable senior notes that were issued in April 2007 (Note 4) are also excluded from EPS because the conditions for exchange were not satisfied as of June 30, 2008.
Transactions With Affiliates
Management and other fees primarily represent management and leasing fees, development fees, financing fees and fees for other ancillary services performed for the benefit of certain of the Unconsolidated Real Estate Affiliates and for properties owned by third parties. Fees earned from the Unconsolidated Properties totaled $17.6 million for the three months ended June 30, 2008, $37.3 million for the six months ended June 30, 2008, $24.8 million for the three months ended June 30, 2007 and $50.7 million for the six months ended June 30, 2007. Such fees are recognized as revenue when earned.
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
If an indicator of potential impairment exists, the asset would be tested for recoverability by comparing its carrying value to the estimated future undiscounted operating cash flow. A real estate asset is considered to be impaired when the estimated future undiscounted operating cash flow is less than its carrying value. To the extent an impairment has occurred, the excess of the carrying value of the asset over its estimated fair value will be expensed to operations. No impairments were recorded for the three or six months ended June 30, 2008 and 2007.
The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill is not amortized but is tested for impairment on an annual basis, or more frequently if events or changes in circumstances indicate that the asset might be impaired. Since each individual rental property or each operating property is an operating segment, which is each considered a reporting unit, we perform this test by comparing the fair value of each property with our book value of the property, including goodwill. If the implied fair value of goodwill is less than the book value of goodwill, then an impairment charge would be recorded. No impairments were recorded for the three or six months ended June 30, 2008 and 2007.
Fair Value Measurements
We partially adopted SFAS 157 (Note 9) as of January 1, 2008 for our financial assets and liabilities and such adoption did not change our valuation methods for such assets and liabilities. This partial adoption applies primarily to our derivative financial instruments and investments in marketable securities, which are assets and liabilities carried at fair value (primarily based on observable market data) on a recurring basis in our consolidated financial statements. We have determined that additional disclosures under SFAS 157 are not required as of June 30, 2008 as these assets and liabilities are not material to the overall financial position of the Company individually or in the aggregate.

GENERAL GROWTH PROPERTIES, INC.
Minority Interests
Under certain circumstances, the Common Units can be redeemed at the option of the holders for shares of GGP common stock on a one-for-one basis or, at our election, cash. The holders of the Common Units also share equally with our common stockholders on a per share basis in any distributions by the Operating Partnership on the basis that one Common Unit is equivalent to one share of GGP common stock. Upon receipt of a request for redemption by a holder of Common Units, the Company, as general partner of the Operating Partnership, has the option to pay the redemption price for such Common Units with shares of common stock of the Company, or in cash, on a one-for-one basis with a cash redemption price equivalent to the market price of one share of common stock of the Company at the time of redemption. All prior requests for redemption of Common Units have been fulfilled with shares of the Company’s common stock and we currently expect to continue this practice. Notwithstanding this historical practice and current expectation to satisfy requests for redemption of Common Units in shares of the Company’s common stock, the aggregate amount of cash that would have been paid to the holders of the outstanding Common Units as of June 30, 2008 if such holders had requested redemption of the Common Units as of June 30, 2008, and all such Common Units were redeemed for cash, would have been $1.82 billion.
NOTE 2 ACQUISITIONS/DISPOSITIONS AND INTANGIBLES
GGP/Homart I Acquisition
On July 6, 2007, we acquired the fifty percent interest owned by New York State Common Retirement Fund (“NYSCRF”) in the GGP/Homart I portfolio (the “Homart I acquisition”). The aggregate purchase price was as follows:

(In thousands)
Cash paid	$949,090
Debt assumed	1,055,057
Acquisition and other costs, including deferred purchase price obligation	255,536

Total purchase price	$2,259,683

The following table summarizes the allocation of the purchase price to the net assets acquired at the date of the Homart I acquisition. These allocations were based on the relative fair values of the assets acquired and liabilities assumed.

		(In thousands)
Assets
Land		$250,265
Buildings and equipment		1,661,161
In-place lease value		44,309
Developments in progress		8,477
Investment in and loans to/from Unconsolidated Real Estate Affiliates		137,973
Cash		11,240
Tenant accounts receivable		5,156
Prepaid expenses and other assets:
Above-market tenant leases	43,782
Other	178,021

Total Prepaid expenses and other assets		221,803

Total assets		2,340,384

Liabilities
Current liabilities		31,396
Debt mark-to-market adjustments		(12,883)
Below-market tenant leases		62,188

Total liabilities		80,701

Total net assets acquired		$2,259,683

GENERAL GROWTH PROPERTIES, INC.
Dispositions
During April 2008, we sold (in two separate transactions) three office buildings (two located in Maryland and one located in Las Vegas) for a total sales price of approximately $98 million (including debt assumed of approximately $84 million), resulting in total gains of $30.8 million (net of $6.2 million of minority interest), which is included in Discontinued operations, net of minority interest — gains on dispositions in our consolidated financial statements for the three and six months ended June 30, 2008. For Federal Income Tax purposes, the two office buildings located in Maryland are being used as relinquished property in a like-kind exchange involving The Palazzo (Note 8).
Intangible Assets and Liabilities
The following table summarizes our intangible assets and liabilities:

		Accumulated
	Gross Asset	(Amortization)/	Net Carrying
	(Liability)	Accretion	Amount
	(In thousands)
As of June 30, 2008
Tenant leases:
In-place value	$656,162	$(363,889)	$292,273
Above-market	132,666	(70,438)	62,228
Below-market	(233,850)	127,263	(106,587)
Ground leases:
Above-market	(16,968)	1,715	(15,253)
Below-market	293,277	(22,739)	270,538
Real estate tax stabilization agreement	91,879	(14,387)	77,492

As of December 31, 2007
Tenant leases:
In-place value	$679,329	$(361,172)	$318,157
Above-market	148,057	(72,772)	75,285
Below-market	(324,088)	196,447	(127,641)
Ground leases:
Above-market	(16,968)	1,479	(15,489)
Below-market	293,435	(19,590)	273,845
Real estate tax stabilization agreement	91,879	(12,425)	79,454
The gross asset balances of the in-place value of tenant leases are included in Buildings and equipment in our Consolidated Balance Sheets. The above-market and below-market tenant and ground leases are included in Prepaid expenses and other assets and Accounts payable and accrued expenses (Note 7).
Amortization/accretion of these intangible assets and liabilities, and similar assets and liabilities from our Unconsolidated Real Estate Affiliates at our share, decreased our income (excluding the impact of minority interest and the provision for income taxes) by $16.4 million for the three months ended June 30, 2008, $34.1 million for the six months ended June 30, 2008, $26.1 million for the three months ended June 30, 2007 and $55.2 million for the six months ended June 30, 2007.
Future amortization, including our share of such items from Unconsolidated Real Estate Affiliates, is estimated to decrease income (excluding the impact of minority interest and the provision for income taxes) by approximately $68.6 million in 2008, $67.9 million in 2009, $60.1 million in 2010, $47.8 million in 2011 and $39.2 million in 2012.
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

GENERAL GROWTH PROPERTIES, INC.
In certain circumstances, we have debt obligations in excess of our pro rata share of the debt of our Unconsolidated Real Estate Affiliates (“Retained Debt”). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness of such Unconsolidated Real Estate Affiliates. The proceeds of the Retained Debt which are distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates. In the event that the Unconsolidated Real Estate Affiliates do not generate sufficient cash flow to pay debt service, by agreement with our partners, our distributions may be reduced or we may be required to contribute funds in an amount equal to the debt service on Retained Debt. Such Retained Debt totaled $162.1 million as of June 30, 2008 and $163.3 million as of December 31, 2007, and has been reflected as a reduction in our investment in Unconsolidated Real Estate Affiliates. In certain other circumstances, the Company, in connection with the debt obligations of certain Unconsolidated Real Estate Affiliates, has agreed to provide supplemental guarantees or master-lease commitments to provide to the debt holders additional credit-enhancement or security. We currently do not expect to be required to perform pursuant to any of such supplemental credit-enhancement provisions for our Unconsolidated Real Estate Affiliates.
The significant accounting policies used by the Unconsolidated Real Estate Affiliates are the same as ours.

GENERAL GROWTH PROPERTIES, INC.
Condensed Combined Financial Information of Unconsolidated Real Estate Affiliates
Following is summarized financial information for our Unconsolidated Real Estate Affiliates as of June 30, 2008 and December 31, 2007 and for the three and six months ended June 30, 2008 and 2007.

	June 30,	December 31,
	2008	2007
	(In thousands)

Condensed Combined Balance Sheets — Unconsolidated Real Estate Affiliates
Assets:
Land	$901,378	$917,244
Buildings and equipment	7,428,368	7,136,053
Less accumulated depreciation	(1,468,088)	(1,361,649)
Developments in progress	651,768	645,156

Net property and equipment	7,513,426	7,336,804
Investment land and land held for development and sale	279,075	287,962

Net investment in real estate	7,792,501	7,624,766
Cash and cash equivalents	274,712	224,048
Accounts and notes receivable, net	132,755	133,747
Deferred expenses, net	170,676	166,201
Prepaid expenses and other assets	534,082	445,113

Total assets	$8,904,726	$8,593,875

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$6,557,096	$6,215,426
Accounts payable and accrued expenses	659,380	715,519
Owners’ equity	1,688,250	1,662,930

Total liabilities and owners’ equity	$8,904,726	$8,593,875

Investment In and Loans To/From Unconsolidated Real Estate Affiliates, Net
Owners’ equity	$1,688,250	$1,662,930
Less joint venture partners’ equity	(869,490)	(853,459)
Capital or basis differences and loans	1,008,869	993,895

Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$1,827,629	$1,803,366

Reconciliation — Investment In and Loans To/From Unconsolidated Real Estate Affiliates
Asset — Investment in and loans to/from Unconsolidated Real Estate Affiliates	$1,872,746	$1,857,330
Liability — Investment in and loans to/from Unconsolidated Real Estate Affiliates	(45,117)	(53,964)

Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$1,827,629	$1,803,366

GENERAL GROWTH PROPERTIES, INC.

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Condensed Combined Statements of Income — Unconsolidated Real Estate Affiliates
Revenues:
Minimum rents	$193,927	$221,433	$387,986	$442,313
Tenant recoveries	83,751	96,159	166,493	193,521
Overage rents	3,624	3,061	6,405	7,858
Land sales	33,909	43,164	77,943	68,613
Management and other fees	11,355	8,521	21,778	17,002
Other	35,713	52,168	62,596	92,217

Total revenues	362,279	424,506	723,201	821,524

Expenses:
Real estate taxes	25,027	29,397	49,024	60,061
Repairs and maintenance	18,965	21,353	38,786	43,898
Marketing	3,380	5,730	8,127	12,511
Other property operating costs	63,657	80,410	123,463	159,118
Land sales operations	18,927	25,243	45,327	36,120
Provision for doubtful accounts	1,014	816	1,629	2,608
Property management and other costs	20,959	23,744	40,981	48,024
General and administrative	5,179	2,846	11,358	3,115
Depreciation and amortization	63,542	69,699	122,063	142,445

Total expenses	220,650	259,238	440,758	507,900

Operating income	141,629	165,268	282,443	313,624

Interest income	3,175	9,493	6,606	16,533
Interest expense	(86,576)	(100,545)	(171,149)	(200,338)
Provision for income taxes	(1,571)	(6,048)	(3,331)	(6,758)
Minority interest	(195)	(271)	(442)	(306)
Equity in income of unconsolidated joint ventures	—	1,364	—	3,309

Income from continuing operations	56,462	69,261	114,127	126,064
Discontinued operations, including net loss on dispositions	—	(6,715)	—	(5,276)

Net income	$56,462	$62,546	$114,127	$120,788

Equity In Income of Unconsolidated Real Estate Affiliates
Net income	$56,462	$62,546	$114,127	$120,788
Joint venture partners’ share of income	(29,522)	(33,359)	(59,449)	(64,414)
Amortization of capital or basis differences	(5,375)	(156)	(8,999)	(4,709)
Elimination of Unconsolidated Real Estate Affiliates loan interest	(420)	(2,450)	(706)	(4,725)

Equity in income of Unconsolidated Real Estate Affiliates	$21,145	$26,581	$44,973	$46,940

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

GENERAL GROWTH PROPERTIES, INC.

	GGP/Homart II
	June 30,	December 31,
	2008	2007
	(In thousands)
Assets:
Land	$241,837	$248,094
Buildings and equipment	2,748,778	2,654,780
Less accumulated depreciation	(441,585)	(400,078)
Developments in progress	61,469	108,078

Net investment in real estate	2,610,499	2,610,874
Cash and cash equivalents	50,153	30,851
Accounts receivable, net	38,923	40,319
Deferred expenses, net	85,488	76,297
Prepaid expenses and other assets	24,745	39,032

Total assets	$2,809,808	$2,797,373

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$2,281,629	$2,110,947
Accounts payable and accrued expenses	205,960	237,688
Owners’ equity	322,219	448,738

Total liabilities and owners’ equity	$2,809,808	$2,797,373

	GGP/Homart II		GGP/Homart II
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Revenues:
Minimum rents	$59,672	$53,379	$120,666	$106,611
Tenant recoveries	27,578	24,454	55,075	49,202
Overage rents	615	603	928	1,870
Other	2,286	2,002	4,485	3,965

Total revenues	90,151	80,438	181,154	161,648

Expenses:
Real estate taxes	8,278	6,886	16,412	14,966
Repairs and maintenance	6,384	4,917	12,879	9,811
Marketing	1,362	1,521	2,877	3,469
Other property operating costs	10,226	9,312	21,491	19,199
Provision for doubtful accounts	314	46	292	666
Property management and other costs	5,741	5,115	11,324	10,262
General and administrative	212	2,625	1,871	2,757
Depreciation and amortization	23,233	19,912	45,077	39,066

Total expenses	55,750	50,334	112,223	100,196

Operating income	34,401	30,104	68,931	61,452

Interest income	2,045	2,139	3,885	4,181
Interest expense	(33,092)	(27,764)	(64,038)	(55,452)
Income allocated to minority interests	(1)	—	(5)	—
Provision for income taxes	(723)	(960)	(1,770)	(1,534)

Net income	$2,630	$3,519	$7,003	$8,647

GENERAL GROWTH PROPERTIES, INC.
In February, 2004, Caruso Affiliated Holdings, LLC commenced a lawsuit (the “Glendale Matter”) involving GGP and GGP/Homart II (collectively, the “defendants”) in the Los Angeles Superior Court (the “Court”) alleging violations of the California antitrust and unfair competition laws and tortious interference with prospective economic advantage. After the jury trial concluded in the fall of 2007, the Court entered judgment against defendants in the amount of $74.2 million in compensatory damages, $15.0 million in punitive damages, and $0.2 million in court costs (the “Judgment Amount”). Post-judgment interest began accruing on December 21, 2007 at the statutory rate of 10%. Defendants appealed the judgment and posted an appellate bond in April 2008 for $134.1 million, which is equal to 150% of the Judgment Amount. Additionally, in April 2008, GGPLP supplied cash as collateral to secure the appellate bond in the amount equal to 50% of the total bond amount or $67.1 million (Note 7).
The Judgment Amount and the related post-judgment interest have been recorded by GGP/Homart II. However, the GGP/Homart II Operating Agreement gives the non-managing member of GGP/Homart II rights to indemnification from the Company under certain circumstances. At this time, we are not aware of any formal assertion of those rights. If these rights are asserted and the indemnity is found to be applicable and enforceable, the Company may have the obligation to pay the Judgment Amount. In such event, management of the Company has determined that the Company would pay directly, or reimburse GGP/Homart II, for 100% of any payments and costs. Accordingly, the Company has reflected, as provision for litigation and in other general and administrative costs and interest expense, as applicable, 100% of the judgment and certain related costs, rather than reflecting such 50% share of such costs in its equity in earnings of GGP/Homart II.

GENERAL GROWTH PROPERTIES, INC.

	GGP/Teachers
	June 30,	December 31,
	2008	2007
	(In thousands)
Assets:
Land	$177,409	$177,356
Buildings and equipment	1,064,628	1,039,444
Less accumulated depreciation	(128,647)	(112,998)
Developments in progress	53,922	65,135

Net investment in real estate	1,167,312	1,168,937
Cash and cash equivalents	9,516	20,423
Accounts receivable, net	14,677	13,055
Deferred expenses, net	21,039	21,242
Prepaid expenses and other assets	8,621	11,138

Total assets	$1,221,165	$1,234,795

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$1,025,365	$1,029,788
Accounts payable and accrued expenses	61,146	92,993
Owners’ equity	134,654	112,014

Total liabilities and owners’ equity	$1,221,165	$1,234,795

	GGP/Teachers		GGP/Teachers
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Revenues:
Minimum rents	$28,355	$26,572	$57,434	$54,379
Tenant recoveries	12,891	11,289	24,793	22,542
Overage rents	606	677	1,315	868
Other	592	602	1,101	1,087

Total revenues	42,444	39,140	84,643	78,876

Expenses:
Real estate taxes	3,211	2,699	5,756	5,322
Repairs and maintenance	2,432	2,186	5,198	4,254
Marketing	455	917	1,282	1,843
Other property operating costs	4,979	4,788	10,199	9,551
Provision for doubtful accounts	151	194	163	406
Property management and other costs	2,349	2,304	4,709	4,528
General and administrative	46	70	106	109
Depreciation and amortization	8,615	6,955	17,100	14,218

Total expenses	22,238	20,113	44,513	40,231

Operating income	20,206	19,027	40,130	38,645

Interest income	61	178	169	431
Interest expense	(13,811)	(11,605)	(27,661)	(23,307)
Provision for income taxes	(56)	(139)	(138)	(149)

Net income	$6,400	$7,461	$12,500	$15,620

GENERAL GROWTH PROPERTIES, INC.

	The Woodlands Partnership
	June 30,	December 31,
	2008	2007
	(In thousands)
Assets:
Land	$14,531	$14,756
Buildings and equipment	93,633	48,201
Less accumulated depreciation	(11,941)	(10,638)
Developments in progress	45,815	52,515
Investment land and land held for development and sale	279,075	287,962

Net investment in real estate	421,113	392,796
Cash and cash equivalents	8,303	27,359
Deferred expenses, net	1,688	2,044
Prepaid expenses and other assets	106,115	85,331

Total assets	$537,219	$507,530

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$315,194	$286,765
Accounts payable and accrued expenses	52,377	75,549
Owners’ equity	169,648	145,216

Total liabilities and owners’ equity	$537,219	$507,530

	The Woodlands Partnership		The Woodlands Partnership
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Revenues:
Minimum rents	$887	$131	$1,135	$451
Land sales	33,909	43,164	77,943	68,613
Other	2,487	8,058	5,609	16,542

Total revenues	37,283	51,353	84,687	85,606

Expenses:
Real estate taxes	225	47	407	104
Repairs and maintenance	169	46	244	185
Other property operating costs	5,101	10,246	9,369	21,679
Land sales operations	18,927	25,243	45,327	36,120
Depreciation and amortization	576	977	1,303	2,047

Total expenses	24,998	36,559	56,650	60,135

Operating income	12,285	14,794	28,037	25,471

Interest income	192	114	386	240
Interest expense	(1,485)	(2,442)	(2,766)	(3,909)
Provision for income taxes	(179)	(390)	(513)	(390)

Income from continuing operations	10,813	12,076	25,144	21,412
Discontinued operations, including net loss on dispositions	—	(6,715)	—	(5,276)

Net income	$10,813	$5,361	$25,144	$16,136

GENERAL GROWTH PROPERTIES, INC.
NOTE 4 MORTGAGES, NOTES AND LOANS PAYABLE
Mortgages, notes and loans payable are summarized as follows:

	June 30,	December 31,
	2008	2007
	(In thousands)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$16,579,814	$16,943,760
Corporate and other unsecured term loans	3,862,566	3,895,922

Total fixed-rate debt	20,442,380	20,839,682

Variable-rate debt:
Collateralized mortgages, notes and loans payable	1,372,437	819,607
Credit facilities	452,600	429,150
Corporate and other unsecured term loans	2,193,700	2,193,700

Total variable-rate debt	4,018,737	3,442,457

Total mortgages, notes and loans payable	$24,461,117	$24,282,139

The weighted-average effective annual interest rate (which includes both the effects of swaps and deferred finance costs) on our mortgages, notes and loans payable was 5.33% at June 30, 2008 and 5.55% at December 31, 2007. Our mortgages, notes and loans payable have various maturities through 2095. The weighted-average remaining term of our mortgages, notes and loans payable was 4.07 years as of June 30, 2008. At June 30, 2008 the weighted average interest rate on the remaining corporate unsecured fixed and variable rate debt and the revolving credit facility was 4.60%.
Certain properties are subject to financial performance covenants, primarily debt service coverage ratios. We are not aware of any instances of non compliance with financial covenants as of June 30, 2008.
Senior Bridge Facility
On July 6, 2007, we closed on the Senior Bridge Facility that was used to partially fund the Homart I acquisition (Note 2). The Senior Bridge Facility had an outstanding balance of approximately $375 million at June 30, 2008 and approximately $722 million at December 31, 2007. The outstanding Senior Bridge Facility was paid in full in July 2008 with the proceeds from the Secured Portfolio Facility (see below).
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
The Notes are exchangeable for GGP common stock or a combination of cash and common stock, at our option, upon the satisfaction of certain conditions, including conditions relating to the market price of our common stock, the trading price of the Notes, the occurrence of certain corporate events and transactions, a call for redemption of the Notes and any failure by us to maintain a listing of our common stock on a national securities exchange. The exchange rate for each $1,000 principal amount of the Notes is 11.27 shares of GGP common stock, which is subject to adjustment under certain circumstances. We currently intend to settle the principal amount of the Notes in cash and any premium in cash, shares of our common stock or a combination of both. See Note 9 for information regarding the expected impact on our comparative consolidated financial statements to be issued in 2009 as the result of a recently issued FASB staff position relating to certain convertible debt instruments.

GENERAL GROWTH PROPERTIES, INC.
Letters of Credit and Surety Bonds
We had outstanding letters of credit and surety bonds of $491.7 million as of June 30, 2008. These letters of credit and bonds were issued primarily in connection with the appellate bond described in Note 3, insurance requirements, special real estate assessments and construction obligations.
Secured Portfolio Facility
In July 2008, certain of our subsidiaries entered into a loan agreement which provides for a secured term loan of up to $1.75 billion (Secured Portfolio Facility), and we have received advances of $1.13 billion under such facility. Additional advances of up to $615.0 million may be made until December 31, 2008, subject to participation by additional lenders and certain other conditions. The Secured Portfolio Facility has an initial term of three years with two one-year extension options, which are subject to certain conditions. The interest rate payable on advances under the Secured Portfolio Facility will be, at our option, (i) 1.25% plus the higher of (A) the federal funds rate plus 0.5% or (B) the prime rate, or (ii) LIBOR plus 2.25%. The Secured Portfolio Facility requires that the interest rate payable on a portion of the advances under the facility be hedged. As a result of these hedging requirements, we entered into interest rate swap transactions totaling $1.08 billion, which results in a weighted average fixed rate of 5.67% for the first two years of the initial term of such advances (without giving effect to the amortization of the fees and costs associated with the Secured Portfolio Facility). Subject to certain conditions, interest under the Secured Portfolio Facility is payable monthly in arrears and no principal payments are due until the initial maturity date of July 11, 2011. Advances of up to $1.20 billion will be collateralized by first mortgages on 17 properties, while subsequent additional advances will be collateralized by first mortgages on up to an additional seven properties. The Company and certain of its subsidiaries have guaranteed a portion of the obligations under the Secured Portfolio Facility, including a repayment guarantee not to exceed $437.5 million. During the term of the Secured Portfolio Facility, we are subject to customary affirmative and negative covenants and events of default. The proceeds from advances under the Secured Portfolio Facility have been and will be used to repay debt maturing in 2008 and for general corporate purposes.
NOTE 5 INCOME TAXES
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
We also have subsidiaries which we have elected to be treated as taxable real estate investment trust subsidiaries and which are therefore subject to federal and state income taxes.
Unrecognized tax benefits recorded pursuant to FIN 48 were $127.3 million and $127.1 million as of June 30, 2008 and December 31, 2007, excluding interest, of which $44.9 million would impact our effective tax rate. Accrued interest related to these unrecognized tax benefits amounted to $23.9 million as of June 30, 2008 and $19.1 million as of December 31, 2007. We recognized interest expense related to the unrecognized tax benefits of $2.3 million for the three months ended June 30, 2008, $4.8 million for the six months ended June 30, 2008, $3.9 million for the three months ended June 30, 2007 and $6.2 million for the six months ended June 30, 2007.
Generally, we are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2004 through 2007 and are open to audit by state taxing authorities for years ending December 31, 2003 through 2007. Several of our taxable REIT subsidiaries are under examination by the Internal Revenue Service for the years 2001 through 2005. We are unable to determine when these audits will be resolved, however it is reasonable to expect that this will occur within the next twelve months.
Based on our assessment of the expected outcome of these remaining examinations or examinations that may commence, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits, excluding accrued interest, for tax positions taken regarding previously filed tax returns will materially change from those recorded at June 30, 2008. A material change in unrecognized tax benefits could have a material effect on our statements of income and comprehensive income. As of June 30, 2008, there are $72.7 million of unrecognized tax benefits, excluding accrued interest, which due to the reasons above, could significantly increase or decrease during the next twelve months.

GENERAL GROWTH PROPERTIES, INC.
Effective March 31, 2007, through a series of transactions, a private REIT owned by GGPLP was contributed to TRCLP and one of our TRS entities became a qualified REIT subsidiary of that private REIT. This transaction resulted in the recognition of an approximate $300 million income tax benefit in the first quarter of 2007 related to the properties now owned by that private REIT.
We recently identified an issue related to the REIT qualification of one of our subsidiaries. We have requested a closing agreement from the Internal Revenue Service and we have had discussions with the IRS regarding this request. We expect to be able to resolve this issue at minimal cost without affecting our, or the subsidiary’s, continued qualification as a REIT.
NOTE 6 STOCK-BASED COMPENSATION PLANS
Incentive Stock Plans
The following tables summarize stock option activity for the 2003 Incentive Stock Plan (the “2003 Incentive Plan”) as of and for the six months ended June 30, 2008 and 2007.

	2008		2007
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price

Stock options outstanding at January 1	3,053,000	$51.21	3,167,348	$38.41
Granted	—	—	1,205,000	65.81
Exercised	(23,000)	15.24	(1,318,748)	33.81
Exchanged for restricted stock	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Stock options outstanding at June 30	3,030,000	$51.48	3,053,600	$51.20

	Stock Options Outstanding			Stock Options Exercisable
		Weighted Average			Weighted Average
		Remaining			Remaining
		Contractual Term	Weighted Average		Contractual Term	Weighted Average
Range of Exercise Prices	Shares	(in years)	Exercise Price	Shares	(in years)	Exercise Price
$6.5811 — $13.1620	4,500	1.8	$9.99	4,500	1.8	$9.99
$13.1621 — $19.7430	50,000	4.1	15.49	50,000	4.1	15.49
$26.3241 — $32.9050	197,000	0.6	30.94	197,000	0.6	30.94
$32.9051 — $39.4860	571,000	1.7	35.71	451,000	1.7	35.62
$39.4861 — $46.067	50,000	2.3	44.59	20,000	2.3	44.59
$46.0671 — $52.6480	952,500	2.7	49.52	652,500	2.7	49.83
$59.2291 — $65.8100	1,205,000	3.7	65.81	602,000	3.7	65.81

Total	3,030,000	2.4	$51.48	1,977,000	2.4	$48.56

Intrinsic value (in thousands)	$1,895			$1,895

The intrinsic value of outstanding and exercisable stock options as of June 30, 2008 represents the excess of our closing stock price ($35.03) on that date over the weighted average exercise price multiplied by the applicable number of shares that may be acquired upon exercise of stock options. The intrinsic value of exercised stock options represents the excess of our stock price, at the time the option was exercised, over the exercise price. The intrinsic value was $0.6 million for options exercised during the six months ended June 30, 2008 and $39.3 million for options exercised during the six months ended June 30, 2007.
The weighted-average fair value of stock options as of the grant date was $11.07 for stock options granted during the six months ended June 30, 2007. There were no stock options granted during the six months ended June 30, 2008.
Stock options generally vest 20% at the time of the grant and in 20% annual increments thereafter. In February 2007, however, in lieu of awarding options similar in size to prior years to two of our senior executives, the

GENERAL GROWTH PROPERTIES, INC.
Compensation Committee of our Board of Directors accelerated the vesting of options held by these executives so that all such options became immediately vested and exercisable. As a result, the vesting of 705,000 options was accelerated and compensation expense of $4.1 million which would have been recognized in 2007 through 2010 was recognized in the first quarter of 2007. The 2003 Incentive Plan provides for the issuance of 9,000,000 shares, of which 5,555,232 shares (4,878,500 stock options and 676,732 restricted shares) have been granted as of June 30, 2008, subject to certain customary adjustments to prevent dilution.
Threshold-Vesting Stock Options
Under the 1998 Incentive Stock Plan (the “1998 Incentive Plan”), stock incentive awards to employees in the form of threshold-vesting stock options (“TSOs”) have been granted. The exercise price of the TSO is the Current Market Price (“CMP”) as defined in the 1998 Incentive Plan of our common stock on the date the TSO is granted. In order for the TSOs to vest, our common stock must achieve and sustain the applicable threshold price for at least 20 consecutive trading days at any time during the five years following the date of grant. Participating employees must remain employed until vesting occurs in order to exercise the options. The threshold price is determined by multiplying the CMP on the date of grant by an Estimated Annual Growth Rate (currently 7%) and compounding the product over a five-year period. TSOs granted in 2004 and thereafter must be exercised within 30 days of the vesting date. TSOs granted prior to 2004, all of which have vested, have a term of up to 10 years. Under the 1998 Incentive Plan, 8,163,995 options have been granted as of June 30, 2008, subject to certain customary adjustments to prevent dilution.
The 1998 Incentive Plan will terminate December 31, 2008. No TSOs have been issued in 2008 and no further awards are expected to be made under this plan.
The following table summarizes TSO activity as of June 30, 2008 by grant year.

	TSO Grant Year
	2007	2006
TSOs outstanding at January 1, 2008	1,313,890	1,235,568
Forfeited (1)	(73,364)	(73,297)
Vested and exercised	—	—

TSOs outstanding at June 30, 2008 (2)	1,240,526	1,162,271

Intrinsic value (3)	$—	$—
Intrinsic value — options exercised	—	—
Fair value — options exercised	—	—
Cash received — options exercised	—	—

Exercise price (4)	$65.81	$50.47
Threshold price	92.30	70.79
Fair value of options on grant date	9.54	6.51
Remaining contractual term (in years)	3.6	2.6

(1)	No TSO expirations for years presented.

(2)	TSOs outstanding at June 30, 2008 for the years 2005 and prior were 127,071.

(3)	Intrinsic value is not presented if result is a negative number.

(4)	A weighted average exercise price is not applicable as there is only one grant date and issuance per year.
The Company has a $200 million per fiscal year common stock repurchase program which gives us the ability to acquire some or all of the shares of common stock to be issued upon the exercise of the TSOs.
Restricted Stock
Pursuant to the 2003 Stock Incentive Plan, we make restricted stock grants to certain employees and non-employee directors. The vesting terms of these grants are specific to the individual grant. The vesting terms vary in that a portion of the shares vest either immediately or on the first anniversary and the remainder vest in equal annual amounts over the next two to five years. Participating employees must remain employed for vesting to occur (subject to certain exceptions in the case of retirement). Shares that do not vest are forfeited. Dividends are paid on

GENERAL GROWTH PROPERTIES, INC.
stock subject to restricted stock grants and are not returnable, even if the related stock does not ultimately vest. The following table summarizes restricted stock activity for the respective grant years as of and for the six months ended June 30, 2008.

	2008		2007
		Weighted Average		Weighted Average
		Grant Date Fair		Grant Date Fair
	Shares	Value	Shares	Value
Nonvested restricted stock grants outstanding as of January 1	136,498	$59.75	72,666	$47.62
Granted	360,232	35.69	96,500	65.29
Vested and exercised	(53,164)	51.84	(32,670)	49.11
Canceled	(5,852)	35.65	—	—

Nonvested restricted stock grants outstanding as of June 30	437,714	40.94	136,496	59.75

The weighted average remaining contractual term (in years) of nonvested awards as of June 30, 2008 was 3.4 years.
The total fair value of restricted stock grants which vested during the six months ended June 30, 2008 and during the six months ended June 30, 2007 was $2.0 million.
Other Required Disclosures
Historical data, such as the past performance of our common stock and the length of service by employees, was used to estimate expected life of the stock options, TSOs and our restricted stock and represents the period of time the options or grants are expected to be outstanding. The weighted average estimated value of stock options and TSOs granted during the six months ended June 30, 2007 were based on the following assumptions (there were no stock options or TSOs granted for the six months ended June 30, 2008):

2007
Risk-free interest rate	4.7%
Dividend yield	4.0%
Expected volatility	24.72
Expected life (in years)	5
Compensation expense related to the Incentive Stock Plans, TSOs and restricted stock was $2.6 million for the three months ended June 30, 2008, $5.0 million for the six months ended June 30, 2008, $2.4 million for the three months ended June 30, 2007 and $13.7 million for the six months ended June 30, 2007.
As of June 30, 2008, total compensation expense which had not yet been recognized related to nonvested options, TSOs and restricted stock grants was $9.4 million. Of this total, $1.4 million is expected to be recognized in the remaining months of 2008, $2.9 million in 2009, $2.9 million in 2010, $2.0 million in 2011 and $0.2 million in 2012. These amounts may be impacted by future grants, changes in forfeiture estimates or vesting terms, actual forfeiture rates which differ from estimated forfeitures and/or timing of TSO vesting.

GENERAL GROWTH PROPERTIES, INC.
NOTE 7 OTHER ASSETS AND LIABILITIES
The following table summarizes the significant components of Prepaid expenses and other assets.

	June 30,	December 31,
	2008	2007
	(In thousands)
Below-market ground leases (Note 2)	$270,538	$273,845
Receivables — finance leases and bonds	109,215	114,979
Real estate tax stabilization agreement (Note 2)	77,492	79,454
Security and escrow deposits	75,455	83,638
Glendale Matter deposit (Note 3)	67,054	—
Prepaid expenses	63,321	56,540
Above-market tenant leases (Note 2)	62,228	75,285
Special Improvement District receivable	56,150	58,200
Deferred income tax	29,892	24,088
Funded defined contribution plan assets	10,614	14,616
Other	27,991	25,632

Total prepaid expenses and other assets	$849,950	$806,277

The following table summarizes the significant components of Accounts payable and accrued expenses.

	June 30,	December 31,
	2008	2007
	(In thousands)
Construction payables	$254,521	$206,044
Accounts payable and accrued expenses	252,044	302,719
Additional Palazzo purchase price (Note 8)	195,702	—
FIN 48 liability	151,163	146,201
Accrued interest	123,989	122,406
Below-market tenant leases (Note 2)	106,587	127,641
Accrued real estate taxes	92,973	84,327
Deferred income	92,172	79,479
Hughes participation payable	71,727	86,008
Accrued payroll and other employee liabilities	62,948	71,191
Tenant and other deposits	28,414	28,212
FIN 47 liability	21,536	14,321
Insurance reserve	15,784	19,407
Above-market ground leases (Note 2)	15,253	15,489
Capital lease obligations	14,098	14,390
Funded defined contribution plan liabilities	10,614	14,616
Oakwood Center insurance settlement advanced payments	8,750	—
Homart I purchase price obligation *	—	254,000
Other	66,835	101,790

Total accounts payable and accrued expenses	$1,585,110	$1,688,241

*	Converted to a secured note in first quarter 2008
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
We lease land or buildings at certain properties from third parties. The leases generally provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. Rental payments are expensed as incurred

GENERAL GROWTH PROPERTIES, INC.
and have, to the extent applicable, been straight-lined over the term of the lease. Contractual rental expense, including participation rent, was $5.2 million for the three months ended June 30, 2008, $9.6 million for the six months ended June 30, 2008, $2.3 million for the three months ended June 30, 2007 and $7.3 million for the six months ended June 30, 2007 while the same rent expense excluding amortization of above and below-market ground leases and straight-line rents, as presented in our consolidated financial statements, was $3.4 million for the three months ended June 30, 2008, $6.0 million for the six months ended June 30, 2008, $0.7 million for the three months ended June 30, 2007 and $4.1 million for the six months ended June 30, 2007.
We periodically enter into contingent agreements for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence and, in the case of property acquired under development, completion of the project. In conjunction with the acquisition of The Grand Canal Shoppes in 2004, we entered into an agreement (the “Phase II Agreement”) to acquire the multi-level retail space that is part of The Palazzo in Las Vegas, Nevada (The “Phase II Acquisition”) which is connected to the existing Venetian and the Sands Expo and Convention Center facilities and The Grand Canal Shoppes. The project opened on January 18, 2008. The acquisition closed on February 29, 2008 for an initial purchase price of $290.8 million, which was primarily funded with $250.0 million of new variable-rate short-term debt collateralized by the property and for Federal Income Tax purposes is being used as replacement property in a like-kind exchange. Additional purchase price payments based on net operating income of the Phase II retail space, which are currently estimated at approximately $196 million and presented in Accounts payable and accrued expenses in our consolidated financial statements (Note 7), will be made during the 30 months after closing with the final payment being subject to re-adjustment 48 months after closing. The actual additional amounts paid over the next four years could be more or less than the current estimate.
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
Under the CSA, we are required to issue shares of our common stock semi-annually (February and August) to the Beneficiaries. The number of shares to be issued is based on cash flows from the development and/or sale of the CSA Assets and our stock price. We account for the Beneficiaries’ share of earnings from the CSA Assets as an operating expense. We issued 356,661 shares of our common stock, all from treasury shares, to the Beneficiaries for the six months ended June 30, 2008 and 699,000 (including 147,000 treasury shares) for the six months ended June 30, 2007.
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

GENERAL GROWTH PROPERTIES, INC.
Currently, litigation that commenced in 2006 continues with our remaining insurance carriers regarding additional unresolved and disputed claims with respect to deductibles, exclusions, additional business interruption coverage and the scope and cost of repair, cleaning, and replacement required at the property. As of June 30, 2008, we have received approximately $8.8 million of additional payments from certain of the remaining insurance carriers, which is included in Accounts payable and accrued expenses in our consolidated financial statements as these collections are not settlements but rather advance payments which are subject to final settlement. While we believe that our remaining claims are valid, there can be no assurance that any additional amounts will be collected.
NOTE 9 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
In June 2008, the FASB finalized Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when dividends do not need to be returned if the employees forfeit the awards. The transition guidance in the FSP requires an entity to retroactively adjust all prior-period earnings-per-share computations to reflect the FSP’s provisions. The FSP is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption of the FSP is not permitted. We are currently evaluating the impact of this new standard on our consolidated financial statements, particularly with respect to our grants of restricted stock to employees (Note 6).
In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 requires companies to separately account for the liability and equity components of applicable debt instruments in a manner that will reflect the nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP 14-1 will be retrospectively applied and effective for financial statements issued for fiscal years beginning after December 15, 2008. The impact of the retrospective application of FSP 14-1 on our consolidated financial statements, particularly with respect to our Exchangeable Senior Notes (Note 4), is expected to be additional non-cash interest expense of $16.3 million for the year ended December 31, 2007 and $25.7 million for the year ended December 31, 2008.
In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determining the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 was designed to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations”, and other guidance under GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is prohibited. We are currently evaluating the impact of this new standard on our consolidated financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” by requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but does not change SFAS 133’s scope or accounting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. Management has elected not to early adopt SFAS 161 for its derivative instruments on January 1, 2008. We are currently evaluating the impact of this new statement on our consolidated financial statements.
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

GENERAL GROWTH PROPERTIES, INC.
In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141 (R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 141 (R) will change how business acquisitions are accounted for and will impact the financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 141 (R) and SFAS 160 are effective for periods beginning on or after December 15, 2008. Early adoption is not permitted. We are currently evaluating the impact of these new statements on our consolidated financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which provides companies with an option to report selected financial assets and liabilities at fair value. The standard’s objective is to reduce both complexity in accounting for financial instruments and the volatility in earnings caused by measuring related assets and liabilities differently. SFAS 159 also establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. SFAS 159 was effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. With certain limitations, early adoption was permitted. Although SFAS 159 is effective for the year ending December 31, 2008, as permitted, management has elected not to adopt SFAS 159 for its existing financial assets and liabilities on January 1, 2008.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have adopted SFAS 157 except as it applies to those non financial assets and non financial liabilities as noted below. The partial adoption of SFAS 157 did not have a material impact on our consolidated financial statements.
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

GENERAL GROWTH PROPERTIES, INC.
The total expenditures for additions to long-lived assets for the Master Planned Communities segment were $97.4 million for the six months ended June 30, 2008 and $84.0 million for the six months ended June 30, 2007. The total expenditures for additions to long-lived assets for the Retail and Other segment were $779.3 million for the six months ended June 30, 2008 and $423.1 million for the six months ended June 30, 2007. Such amounts for the Master Planned Communities segment and the Retail and Other segment are included in the amounts listed as Land/residential development and acquisitions expenditures and Acquisition/development of real estate and property additions/improvements, respectively, in our Consolidated Statements of Cash Flows.
The total amount of goodwill, as presented on our Consolidated Balance Sheet, is included in our Retail and Other segment.
Segment operating results are as follows:

	Three Months Ended June 30, 2008
	Consolidated	Unconsolidated	Segment
	Properties	Properties	Basis
	(In thousands)
Retail and Other
Property revenues:
Minimum rents	$507,099	$94,544	$601,643
Tenant recoveries	231,548	39,522	271,070
Overage rents	10,892	1,723	12,615
Other, including minority interest	25,539	18,012	43,551

Total property revenues	775,078	153,801	928,879

Property operating expenses:
Real estate taxes	69,004	11,990	80,994
Repairs and maintenance	56,997	8,945	65,942
Marketing	8,776	1,590	10,366
Other property operating costs	104,434	31,534	135,968
Provision for doubtful accounts	6,287	488	6,775

Total property operating expenses	245,498	54,547	300,045

Retail and other net operating income	529,580	99,254	628,834

Master Planned Communities
Land sales	15,855	17,802	33,657
Land sales operations	(15,211)	(11,196)	(26,407)

Master Planned Communities net operating income	644	6,606	7,250

Real estate property net operating income	$530,224	$105,860	$636,084

	Three Months Ended June 30, 2007
	Consolidated	Unconsolidated	Segment
	Properties	Properties	Basis
	(In thousands)
Retail and Other
Property revenues:
Minimum rents	$443,432	$112,053	$555,485
Tenant recoveries	195,403	47,684	243,087
Overage rents	10,876	1,467	12,343
Other, including minority interest	24,897	23,197	48,094

Total property revenues	674,608	184,401	859,009

Property operating expenses:
Real estate taxes	55,089	14,392	69,481
Repairs and maintenance	47,918	10,640	58,558
Marketing	10,713	2,874	13,587
Other property operating costs	97,609	40,796	138,405
(Recovery of) provision for doubtful accounts	(1,701)	397	(1,304)

Total property operating expenses	209,628	69,099	278,727

Retail and other net operating income	464,980	115,302	580,282

Master Planned Communities
Land sales	36,130	22,661	58,791
Land sales operations	(29,542)	(14,766)	(44,308)

Master Planned Communities net operating income	6,588	7,895	14,483

Real estate property net operating income	$471,568	$123,197	$594,765

GENERAL GROWTH PROPERTIES, INC.

	Six Months Ended June 30, 2008
	Consolidated	Unconsolidated	Segment
	Properties	Properties	Basis
	(In thousands)
Retail and Other
Property revenues:
Minimum rents	$1,032,041	$187,236	$1,219,277
Tenant recoveries	463,179	78,613	541,792
Overage rents	24,410	3,035	27,445
Other, including minority interest	53,731	31,552	85,283

Total property revenues	1,573,361	300,436	1,873,797

Property operating expenses:
Real estate taxes	137,653	23,581	161,234
Repairs and maintenance	119,098	18,246	137,344
Marketing	21,052	3,778	24,830
Other property operating costs	216,326	61,387	277,713
Provision for doubtful accounts	8,996	783	9,779

Total property operating expenses	503,125	107,775	610,900

Retail and other net operating income	1,070,236	192,661	1,262,897

Master Planned Communities
Land sales	24,921	40,920	65,841
Land sales operations	(25,131)	(26,602)	(51,733)

Master Planned Communities net operating (loss) income	(210)	14,318	14,108

Real estate property net operating income	$1,070,026	$206,979	$1,277,005

	Six Months Ended June 30, 2007
	Consolidated	Unconsolidated	Segment
	Properties	Properties	Basis
	(In thousands)
Retail and Other
Property revenues:
Minimum rents	$879,474	$221,219	$1,100,693
Tenant recoveries	394,858	95,944	490,802
Overage rents	26,456	3,934	30,390
Other, including minority interest	48,446	44,655	93,101

Total property revenues	1,349,234	365,752	1,714,986

Property operating expenses:
Real estate taxes	111,949	29,521	141,470
Repairs and maintenance	98,891	21,761	120,652
Marketing	23,294	6,246	29,540
Other property operating costs	197,645	81,643	279,288
Provision for doubtful accounts	3,791	1,248	5,039

Total property operating expenses	435,570	140,419	575,989

Retail and other net operating income	913,664	225,333	1,138,997

Master Planned Communities
Land sales	59,923	36,022	95,945
Land sales operations	(49,686)	(22,461)	(72,147)

Master Planned Communities net operating income	10,237	13,561	23,798

Real estate property net operating income	$923,901	$238,894	$1,162,795

GENERAL GROWTH PROPERTIES, INC.
The following reconciles real estate property net operating income (“NOI”) to GAAP-basis operating income and income from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Real estate property net operating income
Segment basis	$636,084	$594,765	$1,277,005	$1,162,795
Unconsolidated Properties	(105,860)	(123,197)	(206,979)	(238,894)

Consolidated Properties	530,224	471,568	1,070,026	923,901
Management and other fees	21,918	26,348	42,157	53,920
Property management and other costs	(54,804)	(56,447)	(106,942)	(109,589)
General and administrative	(4,416)	(4,030)	(12,515)	(16,299)
Depreciation and amortization	(191,242)	(163,289)	(375,501)	(338,408)
Minority interest in NOI of Consolidated Properties and other	2,767	2,996	5,501	5,798

Operating income	304,447	277,146	622,726	519,323
Interest income	1,449	2,944	2,006	4,977
Interest expense	(312,943)	(275,547)	(632,337)	(543,896)
(Provision for) benefit from income taxes	(6,866)	(17,647)	(16,257)	270,744
Minority interest	(3,969)	(5,085)	(9,290)	(59,502)
Equity in income of Unconsolidated Real Estate Affiliates	21,145	26,581	44,973	46,940

Income from continuing operations	$3,263	$8,392	$11,821	$238,586

The following reconciles segment revenues to GAAP-basis consolidated revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Segment basis total property revenues	$928,879	$859,009	$1,873,797	$1,714,986
Unconsolidated segment revenues	(153,801)	(184,401)	(300,436)	(365,752)
Consolidated land sales	15,855	36,130	24,921	59,923
Management and other fees	21,918	26,348	42,157	53,920
Minority interest in NOI of Consolidated Properties and other	2,767	2,996	5,501	5,798

GAAP-basis consolidated total revenues	$815,618	$740,082	$1,645,940	$1,468,875

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
Forward-looking statements include:
•	Projections of our revenues, income, earnings per share, Funds From Operations (“FFO”), Core FFO, capital expenditures, income tax or other contingent liabilities, dividends, leverage, capital structure or other financial items

•	Descriptions of plans or objectives of our management for future operations, including pending capital, development, re-development or refinancing activities

•	Forecasts of our future economic performance

•	Descriptions of assumptions underlying or relating to any of the foregoing

GENERAL GROWTH PROPERTIES, INC.
In this Quarterly Report, for example, we make forward-looking statements discussing our expectations about:
•	Expected sales in our Master Planned Communities segment

•	Future financings, repayment of debt and interest rates

•	Development and re-development projects

•	Distributions pursuant to the Contingent Stock Agreement

•	Future joint ventures and sales of non-core assets
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
Overview
Our primary business is acquiring, owning, managing, leasing and developing retail rental property, primarily shopping centers. Substantially all of our properties are located in the United States, but we also have retail rental property operations and property management activities (through unconsolidated joint ventures) in Brazil and Turkey. Our Master Planned Communities segment includes the development and sale of residential and commercial land, primarily in large-scale projects in and around Columbia, Maryland; Houston, Texas; and Summerlin, Nevada.
Prior to the acquisition of The Rouse Company in November 2004, acquisitions had been a key contributor to our growth. Since 2005, with the exception of the Homart I acquisition, acquisitions have been minimal and we have focused on development and re-development projects, increasing NOI at existing retail operations, increasing our international focus and managing and refinancing our debt. As a result of the current uncertainties in the retail market, the Company expects reduced NOI growth at existing retail operations for the remainder of 2008. This change in expected NOI and the continued weakness of the credit market has caused the Company to take several steps to further manage its cash needs and access to capital, including additional capital raising activities, the deferral of certain development and re-development projects and the sale of certain non-core assets. Continued economic weakness, including in the retail, credit and housing markets, could further effect the Company’s expected operating results and access to capital, and could also affect the carrying value and market valuation of its properties.
In March 2008, we sold 22,829,355 shares of GGP common stock at $36.00 per share, resulting in net proceeds of $821.9 million. These proceeds were used primarily to pay approximately $490 million of our variable-rate debt credit facilities and approximately $200 million of our Senior Bridge Facility.
During April 2008, we sold (in two separate transactions) three office buildings (two located in Maryland and one located in Las Vegas) for a total sales price of approximately $98 million (including debt assumed of approximately $84 million) resulting in total gains of $30.8 million (net of $6.2 million of minority interest) (Note 2). For Federal Income Tax purposes, the two office buildings located in Maryland are being used as relinquished property in a like-kind exchange involving The Palazzo (Note 8).
In July 2008, we closed on the $1.75 billion Secured Portfolio Facility and received advances of $1.13 billion under such facility (Note 4). The proceeds from this facility have been and will be used to repay debt maturing in 2008 and for general corporate purposes.
Real estate property net operating income for the three months ended June 30, 2008 increased $41.3 million, which was attributable to a $48.6 million increase in our NOI from our Retail and Other segment and was partially offset by a $7.2 million decrease in our NOI from our Master Planned Communities segment. This reduction in Master

GENERAL GROWTH PROPERTIES, INC.
Planned Community segment NOI is the result of the significant reduction in sales volume at our Maryland and Summerlin communities, which we expect to continue for the balance of 2008 and into 2009.
Retail operating metrics continued to remain strong during the quarter. Sales per square foot (on a trailing twelve month basis) for our Retail Company Portfolio were $459 for the second quarter of both 2008 and 2007. Occupancy in our Retail Company Portfolio increased slightly to 93.2% at June 30, 2008, compared to 92.9% at June 30, 2007.
During the third quarter 2007, we completed the Homart I acquisition (Note 2) for an aggregate purchase price, including our share of debt and liabilities assumed, of $2.26 billion. Discussions of the results of operations below have been limited to only those elements of operating trends that were not a function of the Homart I acquisition.
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
Critical Accounting Policies
Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. Our critical accounting policies as discussed in our 2007 Annual Report have not changed during 2008 and such policies, and the discussion of such policies, are incorporated herein by reference.
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
Three Months Ended June 30, 2008 and 2007
Retail and Other Segment

	Three Months Ended June 30,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(Dollars in thousands)
Property revenues:
Minimum rents	$601,643	$555,485	$46,158	8.3%
Tenant recoveries	271,070	243,087	27,983	11.5
Overage rents	12,615	12,343	272	2.2
Other, including minority interest	43,551	48,094	(4,543)	(9.4)

Total property revenues	928,879	859,009	69,870	8.1

Property operating expenses:
Real estate taxes	80,994	69,481	11,513	16.6
Repairs and maintenance	65,942	58,558	7,384	12.6
Marketing	10,366	13,587	(3,221)	(23.7)
Other property operating costs	135,968	138,405	(2,437)	(1.8)
Provision for (recovery of) doubtful accounts	6,775	(1,304)	8,079	(619.6)

Total property operating expenses	300,045	278,727	21,318	7.6

Real estate property net operating income	$628,834	$580,282	$48,552	8.4%

Higher effective rents and leased area across the Company Portfolio contributed to the increase in minimum rents for the three months ended June 30, 2008 as compared to the three months ended June 30, 2007 primarily as the result of the March 2008 acquisition of The Palazzo (Note 8) and the completion of development and/or

GENERAL GROWTH PROPERTIES, INC.
redevelopment projects at The Shops at Fallen Timbers, Gateway Overlook, Oakwood Center and Natick Collection. The weighted average mall and freestanding GLA for retail properties, excluding community centers, international properties and properties in redevelopment, increased to 63,331,096 square feet at June 30, 2008 compared to 61,679,179 square feet at June 30, 2007. Retail center occupancy increased slightly to 93.2% at June 30, 2008 as discussed above. In addition, termination income increased to $7.5 million for the three months ended June 30, 2008 compared to $3.5 million for the three months ended June 30, 2007.
Certain of our leases include both a base rent component and a component which requires tenants to pay amounts related to all, or substantially all, of their share of real estate taxes and certain property operating expenses, including common area maintenance and insurance. The portion of the tenant rent from these leases attributable to real estate tax and operating expense recoveries are recorded as tenant recoveries. The increase in tenant recoveries for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 is primarily attributable to the increased leased area in 2008 as a result of the acquisition of The Palazzo (Note 8) and completion of redevelopment projects at Natick Collection, Oakwood Center and Ala Moana Center.
Other revenues include all other property revenues including vending, parking, sponsorship and advertising revenues, less NOI of minority interests in consolidated joint ventures. The decrease in other income is primarily attributable to The Woodlands Partnership which sold various office buildings and other properties during 2007 and therefore recorded lower amounts of other revenues for the three months ended June 30, 2008 compared to the three months ended June 30, 2007.
Real estate taxes increased for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 due to the completion of development projects and / or higher tax assessments at Ala Moana Center, Glenbrook Square, Mall of Louisiana, River Falls and The Shops at Fallen Timbers.
Repairs and maintenance increased for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 across the Company Portfolio due to higher contracted services for cleaning, primarily resulting from higher costs of benefits. The acquisition of The Palazzo (Note 8), the completion of the redevelopment at Natick Collection and the development of The Shops at Fallen Timbers also contributed to the increase.
Marketing expenses for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 decreased across the Company Portfolio as the result of a strategic realignment of our marketing function.
Other property operating costs decreased for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 primarily due to decreased property insurance costs across the Company Portfolio.
The provision for doubtful accounts increased for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 primarily due to adjustments to reverse amounts previously reserved at two of our properties. In 2007, the provision for doubtful accounts was reduced to include insurance recoveries collected for Oakwood Center and Riverwalk Marketplace, which offset reserved tenant rents.
Master Planned Communities Segment

	Three Months Ended June 30,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(Dollars in thousands)
Land sales	$33,657	$58,791	$(25,134)	(42.8)%
Less Land sales operations	26,407	44,308	(17,901)	(40.4)

Real estate property net operating income	$7,250	$14,483	$(7,233)	(49.9)%

The decrease in NOI for the Master Planned Communities segment for the three months ended June 30, 2008 is primarily the result of a significant reduction in sales volume at our Maryland Properties and Summerlin communities, while sales at the Bridgeland and The Woodlands communities only declined slightly and produced essentially all of the NOI for the segment.
As of June 30, 2008, the master planned communities have 18,525 remaining saleable acres.

GENERAL GROWTH PROPERTIES, INC.
Certain Significant Consolidated Revenues and Expenses

	Three Months Ended June 30,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
		(Dollars in thousands)
Tenant rents	$749,539	$649,711	$99,828	15.4%
Land sales	15,855	36,130	(20,275)	(56.1)
Property operating expenses	245,498	209,628	35,870	17.1
Land sales operations	15,211	29,542	(14,331)	(48.5)
Management and other fees	21,918	26,348	(4,430)	(16.8)
Property management and other costs	54,804	56,447	(1,643)	(2.9)
General and administrative	4,416	4,030	386	9.6
Depreciation and amortization	191,242	163,289	27,953	17.1
Interest expense	312,943	275,547	37,396	13.6
Provision for income taxes	6,866	17,647	(10,781)	(61.1)
Equity in income of Unconsolidated Real Estate Affiliates	21,145	26,581	(5,436)	(20.5)
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
Management and other fees, property management and other costs and general and administrative in the aggregate represent our costs of doing business and are generally not direct property-related costs. The decrease in management and other fees was primarily due to the loss of revenues as the result of the Homart I acquisition. The increase in general and administrative is primarily due to increased legal fees in the three months ended June 30, 2008 compared to the three months ended June 30, 2007.
The increase in interest expense is primarily due to higher debt balances as of June 30, 2008 compared to June 30, 2007, which was primarily the result of the funding of the Homart I acquisition, the assumption of debt related to the Homart I acquisition, the acquisition of The Palazzo (Note 8) and refinancing of Fashion Show and White Marsh Mall. The increase in interest expense was due to a decrease in capitalized interest as a result of decreased development spending in the three months ended June 30, 2008 compared to the three months ended June 30, 2007.
The decrease in provision for income taxes was primarily due to the decrease in taxable income from our Master Planned Community segment as a result of lower land sales as discussed above.
Six Months Ended June 30, 2008 and 2007
Retail and Other Segment

	Six Months Ended June 30,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(Dollars in thousands)
Property revenues:
Minimum rents	$1,219,277	$1,100,693	$118,584	10.8%
Tenant recoveries	541,792	490,802	50,990	10.4
Overage rents	27,445	30,390	(2,945)	(9.7)
Other, including minority interest	85,283	93,101	(7,818)	(8.4)

Total property revenues	1,873,797	1,714,986	158,811	9.3

Property operating expenses:
Real estate taxes	161,234	141,470	19,764	14.0
Repairs and maintenance	137,344	120,652	16,692	13.8
Marketing	24,830	29,540	(4,710)	(15.9)
Other property operating costs	277,713	279,288	(1,575)	(0.6)
Provision for doubtful accounts	9,779	5,039	4,740	94.1

Total property operating expenses	610,900	575,989	34,911	6.1

Real estate property net operating income	$1,262,897	$1,138,997	$123,900	10.9%

Higher effective rents and leased area across the Company Portfolio contributed to the increase in minimum rents for the six months ended June 30, 2008 primarily as the result of the acquisition of The Palazzo (Note 8) and the completion of the development and / or redevelopment projects at The Shops at Fallen Timbers, Gateway Overlook,

GENERAL GROWTH PROPERTIES, INC.
Oakwood Center and Natick Collection. Termination income increased to $28.5 million for the six months ended June 30, 2008 compared to $7.3 million for the six months ended June 30, 2007, primarily due to a few large tenant termination agreements in the first quarter of 2008.
Certain of our leases include both a base rent component and a component which requires tenants to pay amounts related to all, or substantially all, of their share of real estate taxes and certain property operating expenses, including common area maintenance and insurance. The portion of the tenant rent from these leases attributable to real estate tax and operating expense recoveries are recorded as tenant recoveries. The increase in tenant recoveries for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 is primarily attributable to the increased leased area in 2008.
Other revenues include all other property revenues including vending, parking, sponsorship and advertising revenues, less NOI of minority interests in consolidated joint ventures. The decrease in other revenues is primarily attributable to The Woodlands Partnership which sold various office buildings and other properties during 2007 and therefore recorded lower amounts of other revenues for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.
Real estate taxes increased for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 due to the completion of development projects and / or higher tax assessments at Ala Moana Center, Glenbrook Square, Mall of Louisiana, River Falls and The Shops at Fallen Timbers.
Repairs and maintenance increased across the Company Portfolio for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 across the Company Portfolio due to higher contracted services for cleaning, primarily resulting from higher costs of benefits. The acquisition of The Palazzo (Note 8), the completion of the redevelopments at Ala Moana Center and Natick Collection and the development of The Shops at Fallen Timbers.
Marketing expenses decreased across the Company Portfolio as the result of a strategic realignment of our marketing function in 2008.
The provision for doubtful accounts increased for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 primarily due to adjustments to reverse amounts previously reserved at two of our properties. In 2007, the provision for doubtful accounts was reduced to include insurance recoveries collected for Oakwood Center and Riverwalk Marketplace, which offset reserved tenant rents. The increases were partially offset by decreases in the provision for doubtful accounts at Otay Ranch Town Center and South Street Seaport for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.
Master Planned Communities Segment

	Six Months Ended June 30,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(Dollars in thousands)
Land sales	$65,841	$95,945	$(30,104)	(31.4)%
Less Land sales operations	51,733	72,147	(20,414)	(28.3)

Real estate property net operating income	$14,108	$23,798	$(9,690)	(40.7)%

The decrease in NOI for the Master Planned Communities segment for the six months ended June 30, 2008 is primarily the result of a significant reduction in sales at our Maryland Properties, Summerlin and Bridgeland communities. The decreases in total segment sales and NOI were partially offset by higher sales at The Woodlands community. Land sales at The Woodlands community were $40.9 million for the six months ended June 30, 2008 compared to $36.0 million for the six months ended June 30, 2007, which was primarily due to a change in the mix of lots sold during the period which includes more premium commercial lots and a higher average price per acre for residential and commercial lots. The average price per acre at The Woodlands community for residential sales increased to approximately $382,000 for the six months ended June 30, 2008 compared to $374,000 for the six months ended June 30, 2007, while price per acre for the commercial sales increased to approximately $588,000 for the six months ended June 30, 2008 compared to $387,000 for the six months ended June 30, 2007.

GENERAL GROWTH PROPERTIES, INC.
Certain Significant Consolidated Revenues and Expenses

	Six Months Ended June 30,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(Dollars in thousands)
Tenant rents	$1,519,630	$1,300,788	$218,842	16.8%
Land sales	24,921	59,923	(35,002)	(58.4)
Property operating expenses	503,125	435,570	67,555	15.5
Land sales operations	25,131	49,686	(24,555)	(49.4)
Management and other fees	42,157	53,920	(11,763)	(21.8)
Property management and other costs	106,942	109,589	(2,647)	(2.4)
General and administrative	12,515	16,299	(3,784)	(23.2)
Depreciation and amortization	375,501	338,408	37,093	11.0
Interest expense	632,337	543,896	88,441	16.3
Provision for (benefit from) income taxes	16,257	(270,744)	287,001	(106.0)
Equity in income of Unconsolidated Real Estate Affiliates	44,973	46,940	(1,967)	(4.2)
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
Management and other fees, property management and other costs and general and administrative in the aggregate represent our costs of doing business and are generally not direct property-related costs. The decrease in management and other fees was primarily due to the loss of revenues as the result of the Homart I acquisition. The decrease in general and administrative is primarily due to lower senior management compensation expense, as such costs were higher for the six months ended June 30, 2007 due to higher stock option expense resulting from the acceleration of the vesting period for certain stock options. The decrease was partially offset by higher legal fees incurred for the six months ended June 30, 2008 compared to the six months ended June 30, 2007.
The increase in interest expense is primarily due to higher debt balances as of June 30, 2008 compared to June 30, 2007, which was primarily the result of the Exchangeable Senior Notes (Note 4), funding of the Homart I acquisition, the assumption of debt related to the Homart I acquisition, the acquisition of The Palazzo (Note 8) and the refinancing of Fashion Show and White Marsh Mall. The increase in interest expense was due to a decrease in capitalized interest as a result of decreased development spending in the six months ended June 30, 2008 compared to the six months ended June 30, 2007.
The increase in provision for (benefit from) income taxes was primarily due to the approximately $300 million total tax benefit recognized for the six months ended June 30, 2007 attributable to the tax restructuring of certain of our operating subsidiaries (Note 5).
Liquidity and Capital Resources
As of June 30, 2008, we have approximately $2.42 billion and $3.08 billion in debt maturing in 2008 and 2009, respectively (see also Note 4). Approximately $837 million of such debt was refinanced in July 2008 and we are currently considering various types and forms of transactions to refinance the remaining debt, including mortgage financings, construction financings, other debt and preferred equity financings, venture partner equity capital and sales of non-core assets. In light of current retail and credit market conditions, we have also elected to defer for eighteen months approximately $500 million of development and redevelopment expenditures. We believe that such deferral will enhance the likelihood that these deferred development and redevelopment projects will open when general economic conditions are more favorable and when attractive financing is more generally available. Although such deferral reduces our current approved future development spending to approximately $1.03 billion, such amount is less than the aggregate costs necessary to complete all currently planned projects.
We currently anticipate that we will be able to repay or refinance all of our debt on a timely basis, and believe we have adequate sources of funds to meet our short term cash needs. However, given the continued weakness of the retail and credit markets, there can be no assurance that we can obtain such refinancing or additional capital on satisfactory terms. In the event that we are unable to refinance our debt on a timely basis and on acceptable terms, we will be required to take further steps to acquire the funds necessary to satisfy our short term cash needs,

GENERAL GROWTH PROPERTIES, INC.
including additional asset or equity sales, further deferring or curtailing of planned expenditures, or considering less attractive sources of capital for refinancing.
Cash Flows from Operating Activities
Net cash provided by operating activities was $190.1 million for the six months ended June 30, 2008 and $237.4 million for the six months ended June 30, 2007.
In April 2008, in conjunction with the Glendale Matter (Note 3), $67.1 million in cash was paid as cash collateral for the appellate bond of $134.1 million.
Net cash used in working capital needs totaled $10.5 million in 2008 and $14.2 million in 2007. The increase was due to increased NOI from our Retail and Other segment which is primarily due to the Homart I acquisition in July 2007 (Note 2) and increased termination income for the six months ended June 30, 2008.
Cash Flows from Investing Activities
Net cash used in investing activities was $732.5 million for the six months ended June 30, 2008 and $589.5 million for the six months ended June 30, 2007. Included in these amounts is cash received from the sale of three office buildings in April 2008 (Note 2), some of which may not be used until completion of the like-kind exchange.
Net investing cash used in our Unconsolidated Real Estate Affiliates was $14.0 million in 2008 and $166.3 million in 2007. The decrease in cash used in 2008 was primarily attributed to higher capital contributions in 2007 to GGP/Homart II and international joint ventures.
Cash used for acquisition/development of real estate and property additions/improvements was $779.3 million for the six months ended June 30, 2008 from $423.1 million for the six months ended June 30, 2007. Approximately $292.4 was used for acquisition activity (primarily the Palazzo). The moderate increase in additions for 2008 is primarily attributable to definitive and planned development projects currently underway.
Cash Flows from Financing Activities
Net cash provided by financing activities was $530.3 million for the six months ended June 30, 2008 and $320.1 million for the six months ended June 30, 2007.
New financings exceeded principal payments by $17.2 million in 2008 and $719.9 million in 2007. The financing activity in 2008 reflects the proceeds from the sale of GGP common stock of approximately $821 million (Note 1), the Senior Bridge Facility and other new financings and refinancings, partially offset by the repayment of the revolving credit facility and other debt. The financing activity in 2007 reflects draws and repayments on the revolving credit facility as well as the issuance of the $1.55 billion Notes offering. Financing costs associated with new financings were $8.3 million in 2008 and $23.7 million in 2007.
In July 2008, we closed on the $1.75 billion Secured Portfolio Facility and received advances of $1.13 billion under such facility (Note 4). In the event we have not received aggregate advances under the Secured Portfolio Facility of at least $1.50 billion by the earlier of the date the co-arrangers determine we will not receive any additional advances or December 31, 2008, we will be required to pay to each arranger an amount equal to the excess of (i) the outstanding loan amount held by such arranger over (ii) 16.67% of the final loan amount. We are required to deposit a portion of each advance received under the Secured Portfolio Facility into a reserve account to fund such potential payments, and have currently deposited approximately $113.8 million into such account. Proceeds from the Secured Portfolio Facility have been and will be used to repay debt maturing in 2008 and for general corporate purposes.
Distributions to common stockholders, holders of Common Units and holders of perpetual and convertible preferred units totaled $313.5 million for the six months ended June 30, 2008 and $275.0 million for the six months ended

GENERAL GROWTH PROPERTIES, INC.
June 30, 2007. Dividends paid per common share were $1.00 for the six months ended June 30, 2008 and $0.90 for the six months ended June 30, 2007.
REIT Requirements
In order to remain qualified as a real estate investment trust for federal income tax purposes (Note 5), we must distribute at least 90% of our ordinary taxable income to stockholders and either distribute or pay tax on our capital gains. In determining distributions, the Board of Directors considers operating cash flow.
Recently Issued Accounting Pronouncements
As described in Note 9, new accounting pronouncements have been issued which impact or could impact the prior, current, or subsequent years.
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
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
At the Company’s Annual Meeting of Stockholders held on May 14, 2008, the stockholders voted on the matters listed below.

GENERAL GROWTH PROPERTIES, INC.

	Number of
Matter	Shares For	Withheld

1. (a) Election of Matthew Bucksbaum	160,844,230	64,458,233

(b) Election of Bernard Freibaum	152,738,357	72,564,106

(c) Election of Beth Stewart	146,698,612	78,603,852
John Bucksbaum, Alan Cohen, Anthony Downs, Adam Metz, Robert Michaels, Thomas Nolan and John Riordan all continue as directors of the Company.
On June 12, 2008, Matthew Bucksbaum resigned as director of the Company as reported on Form 8-K filed June 13, 2008.

			Number
	Number of	Number of	of Shares	Broker Non-
Matter	Shares For	Shares Against	Abstain	Votes

2. Ratification of the selection of Deloitte & Touche LLP as the Company’s independent public accountants for the year ending December 31, 2008.	223,540,168	187,201	1,575,092	0

			Number
	Number of	Number of	of Shares	Broker Non-
Matter	Shares For	Shares Against	Abstain	Votes

3. Stockholder proposal regarding declassification of the Board of Directors.	157,333,576	49,209,470	1,719,498	17,039,920
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consolidated Financial Statements of The Rouse Company LP, a subsidiary of General Growth Properties, Inc.
Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of June 30, 2008. The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL GROWTH PROPERTIES, INC. (Registrant)
Date: August 7, 2008	by:	/s/ Bernard Freibaum
Bernard Freibaum
Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consolidated Financial Statements of The Rouse Company LP, a subsidiary of General Growth Properties, Inc.
Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of June 30, 2008. The registrant agrees to furnish a copy of such agreements to the SEC upon request.