Form 10-Q
period 2008-09-30
GENERAL GROWTH PROPERTIES INC
filed 2008-11-10
CIK 895648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2008
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
N /A
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☑ No
The number of shares of Common Stock, $.01 par value, outstanding on November 10, 2008 was 268,314,510.

GENERAL GROWTH PROPERTIES, INC.
INDEX

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	September 30,	December 31,
	2008	2007
	(Dollars in thousands)
Assets:
Investment in real estate:
Land	$3,307,747	$3,310,634
Buildings and equipment	23,494,298	22,653,814
Less accumulated depreciation	(4,076,450)	(3,605,199)
Developments in progress	1,143,693	987,936

Net property and equipment	23,869,288	23,347,185
Investment in and loans to/from Unconsolidated Real Estate Affiliates	1,919,838	1,857,330
Investment property and property held for development and sale	1,809,667	1,639,372

Net investment in real estate	27,598,793	26,843,887
Cash and cash equivalents	139,175	99,534
Accounts and notes receivable, net	372,203	388,278
Goodwill	373,415	385,683
Deferred expenses, net	315,288	290,660
Prepaid expenses and other assets	863,253	806,277

Total assets	$29,662,127	$28,814,319

Liabilities and Stockholders’ Equity:
Mortgages, notes and loans payable	$24,766,701	$24,282,139
Investment in and loans to/from Unconsolidated Real Estate Affiliates	40,435	53,964
Deferred tax liabilities	864,041	860,435
Accounts payable and accrued expenses	1,655,813	1,688,241

Total liabilities	27,326,990	26,884,779

Minority interests:
Preferred	121,399	121,482
Common	398,853	351,362

Total minority interests	520,252	472,844

Commitments and Contingencies	—	—

Preferred Stock: $100 par value; 5,000,000 shares authorized; none issued and outstanding	—	—

Stockholders’ Equity:
Common stock: $.01 par value; 875,000,000 shares authorized, 269,695,257 shares issued as of September 30, 2008 and 245,704,746 shares issued as of December 31, 2007	2,697	2,457
Additional paid-in capital	3,320,657	2,601,296
Retained earnings (accumulated deficit)	(1,451,768)	(1,087,080)
Accumulated other comprehensive income	20,051	35,658
Less common stock in treasury, at cost, 1,449,939 shares as of September 30, 2008 and 1,806,650 shares as of December 31, 2007	(76,752)	(95,635)

Total stockholders’ equity	1,814,885	1,456,696

Total liabilities and stockholders’ equity	$29,662,127	$28,814,319

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(In thousands, except for per share amounts)
Revenues:
Minimum rents	$514,186	$509,762	$1,546,227	$1,389,235
Tenant recoveries	231,548	231,395	694,727	626,253
Overage rents	14,563	16,122	38,973	42,578
Land sales	6,158	54,188	31,080	114,111
Management and other fees	21,561	26,484	63,718	80,404
Other	26,685	26,307	85,916	80,550

Total revenues	814,701	864,258	2,460,641	2,333,131

Expenses:
Real estate taxes	68,128	68,054	205,781	180,004
Repairs and maintenance	57,725	52,624	176,822	151,514
Marketing	10,425	12,237	31,477	35,530
Other property operating costs	116,329	114,418	332,047	310,062
Land sales operations	8,513	43,159	33,645	92,845
Provision for doubtful accounts	5,938	6,275	14,934	10,066
Property management and other costs	38,813	45,252	145,755	154,841
General and administrative	5,259	4,631	17,774	20,929
Provisions for impairment	55,514	629	56,123	2,630
Depreciation and amortization	190,386	189,436	565,888	527,844

Total expenses	557,030	536,715	1,580,246	1,486,265

Operating income	257,671	327,543	880,395	846,866

Interest income	950	2,027	2,957	7,004
Interest expense	(324,195)	(310,868)	(956,532)	(854,764)

(Loss) income before income taxes, minority interest and equity in income (loss) of Unconsolidated Real Estate Affiliates	(65,574)	18,702	(73,180)	(894)
Benefit from (provision for) income taxes	14,841	(14,293)	(1,416)	256,451
Minority interest	3,258	(1,269)	(6,032)	(60,771)
Equity in income (loss) of Unconsolidated Real Estate Affiliates	16,939	(12,499)	61,912	34,441

(Loss) income from continuing operations	(30,536)	(9,359)	(18,716)	229,227
Discontinued operations, net of minority interest — gains on dispositions	15,121	—	45,941	—

Net (loss) income	$(15,415)	$(9,359)	$27,225	$229,227

Basic and Diluted (Loss) Earnings Per Share:
Continuing operations	$(0.11)	$(0.04)	$(0.07)	$0.94
Discontinued operations	0.05	—	0.17	—

Total basic and diluted (loss) earnings per share	$(0.06)	$(0.04)	$0.10	$0.94

Dividends declared per share	0.50	0.45	1.50	1.35

Comprehensive Income, Net:
Net (loss) income	$(15,415)	$(9,359)	$27,225	$229,227
Other comprehensive income, net of minority interest:
Net unrealized losses on financial instruments	(2,217)	(351)	(1,471)	(1,433)
Accrued pension adjustment	(287)	102	(646)	305
Foreign currency translation	(29,390)	9,879	(13,382)	22,222
Unrealized gains (losses) on available-for-sale securities	4	98	(108)	71

Total other comprehensive (loss) income, net of minority interest	(31,890)	9,728	(15,607)	21,165

Comprehensive (loss) income, net	$(47,305)	$369	$11,618	$250,392

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Cash Flows from Operating Activities:
Net income	$27,225	$229,227
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	6,032	60,771
Equity in income of Unconsolidated Real Estate Affiliates	(61,912)	(34,441)
Provision for doubtful accounts	14,934	10,066
Distributions received from Unconsolidated Real Estate Affiliates	54,807	82,753
Depreciation	530,177	502,421
Amortization	35,711	25,423
Amortization of debt market rate adjustment and other non-cash interest expense	10,607	(11,373)
Gains on dispositions, net of minority interest	(45,941)	—
Provisions for impairment	56,123	2,630
Participation expense pursuant to Contingent Stock Agreement	(528)	25,944
Land/residential development and acquisitions expenditures	(125,485)	(191,503)
Cost of land sales	6,269	40,485
Tax restructuring benefit	—	(296,742)
Straight-line rent amortization	(33,156)	(26,649)
Amortization of intangibles other than in-place leases	(4,519)	(21,431)
Glendale Matter deposit	(67,054)	—
Net changes:
Accounts and notes receivable	34,121	5,438
Prepaid expenses and other assets	(7,440)	17,795
Deferred expenses	(43,246)	(23,414)
Accounts payable and accrued expenses and deferred tax liabilities	18,622	(8,093)
Other, net	2,799	24,562

Net cash provided by operating activities	408,146	413,869

Cash Flows from Investing Activities:
Acquisition/development of real estate and property additions/improvements	(1,007,507)	(1,192,244)
Proceeds from sales of investment properties	72,075	2,957
Increase in investments in Unconsolidated Real Estate Affiliates	(194,230)	(324,131)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	77,374	183,338
Loans from (to) Unconsolidated Real Estate Affiliates, net	30,715	(138,330)
Decrease (increase) in restricted cash	911	(12,301)
Other, net	4,524	8,601

Net cash used in investing activities	(1,016,138)	(1,472,110)

Cash Flows from Financing Activities:
Proceeds from issuance of mortgages, notes and loans payable	2,695,716	3,131,800
Principal payments on mortgages, notes and loans payable	(2,369,159)	(1,581,871)
Deferred financing costs	(40,819)	(28,452)
Cash distributions paid to common stockholders	(389,528)	(328,955)
Cash distributions paid to holders of Common Units	(78,061)	(70,919)
Cash distributions paid to holders of perpetual and convertible preferred units	(8,709)	(10,970)
Proceeds from issuance of common stock, including from common stock plans	829,205	56,996
Redemption of preferred minority interests	—	(60,000)
Purchase of treasury stock	—	(95,648)
Other, net	8,988	(2,585)

Net cash provided by financing activities	647,633	1,009,396

Net change in cash and cash equivalents	39,641	(48,845)
Cash and cash equivalents at beginning of period	99,534	97,139

Cash and cash equivalents at end of period	$139,175	$48,294

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
(UNAUDITED)

	Nine Months Ended
	September 30,
	2008	2007
	(In thousands)
Supplemental Disclosure of Cash Flow Information:
Interest paid	$954,503	$877,230
Interest capitalized	45,315	63,612
Income taxes paid	43,629	76,841

Non-Cash Transactions:
Common stock issued in exchange for Operating Partnership Units	$4,511	$7,695
Common stock issued in exchange for convertible preferred units	83	484
Common stock issued pursuant to Contingent Stock Agreement	15,533	36,669
Change in accrued capital expenditures included in accounts payable and accrued expenses	60,808	12,530
Non-cash portion of the acquisition of The Palazzo in 2008	200,288	—
Assumption of debt by purchaser in conjunction with sale of office buildings in 2008	84,000	—
Acquisition of joint venture partner share of GGP/Homart Inc. in 2007:
Total assets	—	3,296,951
Total liabilities	—	2,347,796
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
General
General Growth Properties, Inc. (“GGP”), a Delaware corporation, is a self-administered and self-managed real estate investment trust, referred to as a “REIT.” GGP was organized in 1986 and through its subsidiaries and affiliates operates, develops, acquires and manages retail and other rental properties, primarily shopping centers, which are located primarily throughout the United States. GGP also holds assets through its international Unconsolidated Real Estate Affiliates in Brazil, Turkey and Costa Rica in which, as of September 30, 2008, GGP has a net investment of $269.8 million. Additionally, GGP develops and sells land for residential, commercial and other uses primarily in large-scale, long-term master planned community projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas. In these notes, the terms “we,” “us” and “our” refer to GGP and its subsidiaries (the “Company”).
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
In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results for the interim periods ended September 30, 2008 are not necessarily indicative of the results to be obtained for the full fiscal year.
Liquidity
The Company has $900 million of property secured debt and $58 million of corporate debt that is scheduled to mature by December 1, 2008. The Company is working with its syndicate of lenders to extend the November 28, 2008 maturity dates for its property secured debt (related to Fashion Show and The Shoppes at The Palazzo, both in Las Vegas, Nevada). In addition, we have undertaken a comprehensive examination of all the financial and strategic alternatives to generate capital from a variety of sources, including, but not limited to, both core and non-core asset sales, the sale of joint venture interests, a corporate level capital infusion, and/or strategic business combinations. Given the continued weakness of the retail and credit markets, there can be no assurance that we can obtain such extensions or refinance our existing debt or obtain the additional capital necessary to satisfy our short term cash needs on satisfactory terms. Even if we are successful in addressing these 2008 maturities, an additional $3.07 billion of property and corporate debt is scheduled to mature in 2009. In the event that we are unable to extend or refinance our debt or obtain additional capital on a timely basis and on acceptable terms, we will be required to take further steps to acquire the funds necessary to satisfy our short term cash needs, including seeking legal protection from our creditors. Our potential inability to address our 2008 or 2009 debt maturities in a satisfactory fashion raises substantial doubts as to our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, our consolidated financial statements do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should we be unable to continue as a going concern.

GENERAL GROWTH PROPERTIES, INC.
Revenue Recognition and Related Matters
Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates and accretion related to above and below-market tenant leases on acquired properties. Termination income recognized was $4.4 million for the three months ended September 30, 2008, $29.4 million for the nine months ended September 30, 2008, $8.3 million for the three months ended September 30, 2007 and $13.6 million for the nine months ended September 30, 2007. Accretion related to above and below-market tenant leases was $3.2 million for the three months ended September 30, 2008, $11.9 million for the nine months ended September 30, 2008, $10.5 for the three months ended September 30, 2007 and $28.5 million for the nine months ended September 30, 2007.
Straight-line rent receivables, which represent the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases, of $233.5 million as of September 30, 2008 and $200.5 million as of December 31, 2007, are included in Accounts and notes receivable, net in our consolidated financial statements.
Percentage rent in lieu of fixed minimum rent received from tenants was $12.5 million for the three months ended September 30, 2008, $36.0 million for the nine months ended September 30, 2008, $11.1 million for the three months ended September 30, 2007 and $29.8 million for the nine months ended September 30, 2007, and is included in Minimum rents in our consolidated financial statements.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, provision for income taxes, recoverable amounts of receivables and deferred taxes, initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to acquisitions, impairment of long-lived assets and goodwill, and cost ratios and completion percentages used for land sales. Actual results could differ from these and other estimates.
Reclassifications
Certain amounts in the 2007 Consolidated Financial Statements have been reclassified to conform to the current period presentation.

GENERAL GROWTH PROPERTIES, INC.
Earnings Per Share (“EPS”)
Information related to our EPS calculations is summarized as follows:

	Three Months Ended September 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
		(In thousands)
Numerators:
Loss from continuing operations	$(30,536)	(30,536)	$(9,359)	(9,359)
Discontinued operations, net of minority interest — gains on dispositions	15,121	15,121	—	—

Net loss available to common stockholders	(15,415)	(15,415)	(9,359)	(9,359)

Denominators:
Weighted average number of common shares outstanding	267,945	267,945	243,775	243,775

	Nine Months Ended September 30,
	2008		2007
	Basic	Diluted	Basic	Diluted
		(In thousands)
Numerators:
(Loss) income from continuing operations	$(18,716)	(18,716)	$229,227	$229,227
Discontinued operations, net of minority interest — gains on dispositions	45,941	45,941	—	—

Net income available to common stockholders	$27,225	$27,225	$229,227	$229,227

Denominators:
Weighted average number of common shares outstanding	260,055	260,055	244,034	244,034
Effect of dilutive securities — stock options	—	—	—	606

Weighted average number of common shares outstanding	260,055	260,055	244,034	244,640

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
Diluted EPS excludes options where the exercise price was higher than the average market price of our common stock, and therefore would have an anti-dilutive effect, and options for which vesting requirements were not satisfied. Such options totaled 5,133,503 shares as of September 30, 2008, and 3,790,188 shares as of September 30, 2007. Outstanding Common Units have also been excluded from the diluted earnings per share calculation because including such Common Units would also require that the share of GGPLP income attributable to such Common Units be added back to net income therefore resulting in no effect on EPS. Finally, the exchangeable senior notes that were issued in April 2007 (Note 4) are also excluded from EPS because the conditions for exchange were not satisfied as of September 30, 2008 and 2007.
Transactions With Affiliates
Management and other fees primarily represent management and leasing fees, development fees, financing fees and fees for other ancillary services performed for the benefit of certain of the Unconsolidated Real Estate Affiliates and for properties owned by third parties. Fees earned from the Unconsolidated Properties totaled $19.0 million for the three months ended September 30, 2008, $56.3 million for the nine months ended September 30, 2008, $10.2 million for the three months ended September 30, 2007 and $60.9 million for the nine months ended September 30, 2007. Such fees are recognized as revenue when earned.

GENERAL GROWTH PROPERTIES, INC.
Impairment
Operating properties and properties under development
Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, (“SFAS 144”) requires that if impairment indicators exist and the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment charge should be recorded to write down the carrying amount of such asset to its fair value. We review our real estate assets, including investment land, land held for development and sale and developments in progress, for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment indicators for our retail and other segment are assessed separately for each property and include, but are not limited to, significant decreases in real estate property net operating income and occupancy percentages. Impairment indicators for our Master Planned Communities segment are assessed separately for each community and include, but are not limited to, significant decreases in sales pace or average selling prices, significant increases in expected land development and construction costs or cancellation rates, and projected losses on expected future sales. Impairment indicators for pre-development costs, which are typically costs incurred during the beginning stages of a potential development, and developments in progress are assessed by project and include, but are not limited to, significant changes in projected completion dates, revenues or cash flows, development costs, market factors and sustainability of development projects. If an indicator of potential impairment exists, the asset is tested for recoverability by comparing its carrying value to the estimated future undiscounted operating cash flow. A real estate asset is considered to be impaired when its carrying value cannot be recovered through estimated future undiscounted cash flows. To the extent an impairment has occurred, the excess of the carrying value of the asset over its estimated fair value is expensed to operations.
We recorded an impairment charge of $7.8 million for the three months ended September 30, 2008 related to our Century Plaza (Birmingham, Alabama) operating property which was calculated using a projected sales price analysis, incorporating available market information including offers previously received from other sources.
We recorded an impairment charge of $40.3 million for the three months ended September 30, 2008 related to our residential development project, Nouvelle at Natick (Massachusetts), which was calculated using a discounted cash flow analysis (at a 12% discount rate) incorporating available market information and other management assumptions. Significant factors in the determination of the Nouvelle at Natick impairment charge were the reduced potential of future price increases and the likelihood that the period to complete unit sales will need to be extended.
We recorded impairment charges of $7.4 million for the three months ended September 30, 2008 and $8.0 million for the nine months ended September 30, 2008 related to the write down of various pre-development costs that were determined to be non-recoverable due to the related projects being terminated. We recorded similar impairment charges for pre-development projects in the amount of $0.6 million for the three months September 30, 2007 and $2.6 million for the nine months ended September 30, 2007.
No other impairments of our investment in real estate were recorded for three or nine months ended September 30, 2008 and 2007.
Investment in Unconsolidated Real Estate Affiliates
Per Accounting Principles Board (“APB”) Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, a series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the Unconsolidated Real Estate Affiliates has occurred which is other-than-temporary. The investment in each of the Unconsolidated Real Estate Affiliates is evaluated for recoverability and valuation declines that are other than temporary periodically and as deemed necessary. Accordingly, in addition to the property-specific impairment analysis that we perform on the investment properties owned by such joint ventures (as part of our investment property impairment process described above), we also considered the ownership and distribution preferences and limitations and rights to sell and repurchase of our ownership interests. No provisions for impairment of our investments in Unconsolidated Real Estate Affiliates were recorded for the three and nine months ended September 30, 2008 and 2007.
Goodwill
The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill is therefore recognized and

GENERAL GROWTH PROPERTIES, INC.
allocated to specific properties. Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), requires that goodwill should be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. As of September 30, 2008, we performed an interim impairment test of goodwill as changes in current market and economic conditions during the third quarter of 2008 indicated an impairment might have occurred.
We deemed the following factors to have collectively constituted a potential impairment triggering event including the reporting of a significant loss in the third quarter of 2008, a softening U.S. economy, published reports of declines in property values, including those owned by GGP and a significant decrease in the fair value of the Company’s outstanding equity and debt securities as of the end of the third quarter of 2008.
Since each individual rental property or each operating property is an operating segment and considered a reporting unit, we perform this test by first comparing the estimated fair value of each property with our book value of the property, including, if applicable, its allocated portion of aggregate goodwill. If the book value of a property, including its goodwill, exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In this second step, if the implied fair value of goodwill is less than the book value of goodwill, then an impairment charge would be recorded. Based on the first step of our goodwill impairment test, we were not required to perform the second step and therefore, no impairments of goodwill were recorded for the three or nine months ended September 30, 2008 and 2007.
As of September 30, 2008, our market capitalization was approximately $4.9 billion as compared to the net book value (including minority interest) of approximately $2.3 billion. Due to the tight credit markets, the recent and continuing decline in our market capitalization and in the fair value of our debt securities, the uncertain economic environment, as well as other uncertainties, we can provide no assurance that material impairment charges with respect to operating properties, Unconsolidated Real Estate Affiliates, construction in progress, property held for development and sale or goodwill will not occur in future periods. We will continue to monitor circumstances and events in future periods to determine whether additional impairments are warranted.
Fair Value Measurements
We adopted SFAS 157 (Note 9) as of January 1, 2008 for our financial assets and liabilities and such adoption did not change our valuation methods for such assets and liabilities. This adoption applies primarily to our derivative financial instruments and investments in marketable securities, which are assets and liabilities carried at fair value (primarily based on observable market data) on a recurring basis in our consolidated financial statements. We have determined that additional disclosures under SFAS 157 are not required as of September 30, 2008 as these assets and liabilities are not material to the overall financial position of the Company individually or in the aggregate.
Minority Interests
Under certain circumstances, the Common Units can be redeemed at the option of the holders for cash or, at our election, shares of GGP common stock on a one-for-one basis. The holders of the Common Units also share equally with our common stockholders on a per share basis in any distributions by the Operating Partnership on the basis that one Common Unit is equivalent to one share of GGP common stock. Upon receipt of a request for redemption by a holder of Common Units, the Company, as general partner of the Operating Partnership, has the option to pay the redemption price for such Common Units with shares of common stock of the Company, or in cash, on a one-for-one basis with a cash redemption price equivalent to the market price of one share of common stock of the Company at the time of redemption. All prior requests for redemption of Common Units have been fulfilled with shares of the Company’s common stock and we currently expect to continue this practice. Notwithstanding this historical practice and current expectation to satisfy requests for redemption of Common Units in shares of the Company’s common stock, the aggregate amount of cash that would have been paid to the holders of the outstanding Common Units as of September 30, 2008 if such holders had requested redemption of the Common Units as of September 30, 2008, and all such Common Units were redeemed for cash, would have been $728.9 million.

GENERAL GROWTH PROPERTIES, INC.
NOTE 2 ACQUISITIONS/DISPOSITIONS AND INTANGIBLES
GGP/Homart I Acquisition
On July 6, 2007, we acquired the fifty percent interest owned by New York State Common Retirement Fund (“NYSCRF”) in the GGP/Homart I portfolio (the “Homart I acquisition”). The aggregate purchase price was as follows:

(In thousands)

Cash paid	$949,090
Debt assumed	1,055,057
Acquisition and other costs, including deferred purchase price obligation	255,738

Total purchase price	$2,259,885

The following table summarizes the allocation of the purchase price to the net assets acquired at the date of the Homart I acquisition. These allocations were based on the relative fair values of the assets acquired and liabilities assumed.

		(In thousands)
Assets
Land		$250,265
Buildings and equipment		1,661,363
In-place lease value		44,309
Developments in progress		8,477
Investment in and loans to/from Unconsolidated Real Estate Affiliates		137,973
Cash		11,240
Tenant accounts receivable		5,156
Prepaid expenses and other assets:
Above-market tenant leases	43,782
Other	178,021

Total Prepaid expenses and other assets		221,803

Total assets		2,340,586

Liabilities
Current liabilities		31,396
Debt mark-to-market adjustments		(12,883)
Below-market tenant leases		62,188

Total liabilities		80,701

Total net assets acquired		$2,259,885

Dispositions
During the three months ended September 30, 2008, we sold two office parks (located in Maryland) in two separate transactions for a total sales price of approximately $47 million, resulting in total gains of $15.1 million (net of $2.9 million of minority interest). During the three months ended June 30, 2008, we sold (in two separate transactions) three office buildings (two located in Maryland and one located in Las Vegas) for a total sales price of approximately $98 million (including debt assumed of approximately $84 million), resulting in total gains of $30.8 million (net of $6.2 million of minority interest). All of the 2008 dispositions are included in Discontinued operations, net of minority interest — gains on dispositions in our consolidated financial statements. For Federal income tax purposes, the two office buildings and one of the office parks located in Maryland were used as relinquished property in a like-kind exchange involving the acquisition of The Shoppes at The Palazzo (Note 8).

GENERAL GROWTH PROPERTIES, INC.
Intangible Assets and Liabilities
The following table summarizes our intangible assets and liabilities:

		Accumulated
	Gross Asset	(Amortization)/	Net Carrying
	(Liability)	Accretion	Amount
	(In thousands)
As of September 30, 2008
Tenant leases:
In-place value	$649,287	$(375,341)	$273,946
Above-market	126,454	(69,742)	56,712
Below-market	(231,646)	133,813	(97,833)
Ground leases:
Above-market	(16,968)	1,833	(15,135)
Below-market	293,276	(24,320)	268,956
Real estate tax stabilization agreement	91,879	(15,368)	76,511

As of December 31, 2007
Tenant leases:
In-place value	$679,329	$(361,172)	$318,157
Above-market	148,057	(72,772)	75,285
Below-market	(324,088)	196,447	(127,641)
Ground leases:
Above-market	(16,968)	1,479	(15,489)
Below-market	293,435	(19,590)	273,845
Real estate tax stabilization agreement	91,879	(12,425)	79,454
The gross asset balances of the in-place value of tenant leases are included in Buildings and equipment in our Consolidated Balance Sheets. The above-market and below-market tenant and ground leases are included in Prepaid expenses and other assets and Accounts payable and accrued expenses (Note 7).
Amortization/accretion of these intangible assets and liabilities, and similar assets and liabilities from our Unconsolidated Real Estate Affiliates at our share, decreased our income (excluding the impact of minority interest and the provision for income taxes) by $18.4 million for the three months ended September 30, 2008, $52.5 million for the nine months ended September 30, 2008, $29.4 million for the three months ended September 30, 2007 and $84.6 million for the nine months ended September 30, 2007.
Future amortization, including our share of such items from Unconsolidated Real Estate Affiliates, is estimated to decrease income (excluding the impact of minority interest and the provision for income taxes) by approximately $68.6 million in 2008, $67.8 million in 2009, $60.1 million in 2010, $47.8 million in 2011 and $39.2 million in 2012.
NOTE 3 UNCONSOLIDATED REAL ESTATE AFFILIATES
The Unconsolidated Real Estate Affiliates include our non-controlling investments in real estate joint ventures. Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. We manage most of the properties owned by these joint ventures. As we have joint interest and control of these ventures with our venture partners and they have substantive participating rights in such ventures, we account for these joint ventures using the equity method. Some of the joint ventures have elected to be taxed as REITs.
In certain circumstances, we have debt obligations in excess of our pro rata share of the debt of our Unconsolidated Real Estate Affiliates (“Retained Debt”). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness of such Unconsolidated Real Estate Affiliates. The proceeds of the Retained Debt which are distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates. In the event that the Unconsolidated Real Estate Affiliates do not generate sufficient cash flow to pay debt service, by agreement with our partners, our distributions may be reduced or we may be required to contribute funds in an amount equal to the

GENERAL GROWTH PROPERTIES, INC.
debt service on Retained Debt. Such Retained Debt totaled $161.5 million as of September 30, 2008 and $163.3 million as of December 31, 2007, and has been reflected as a reduction in our investment in Unconsolidated Real Estate Affiliates. In certain other circumstances, the Company, in connection with the debt obligations of certain Unconsolidated Real Estate Affiliates, has agreed to provide supplemental guarantees or master-lease commitments to provide to the debt holders additional credit-enhancement or security. We currently do not expect to be required to perform pursuant to any of such supplemental credit-enhancement provisions for our Unconsolidated Real Estate Affiliates.
The significant accounting policies used by the Unconsolidated Real Estate Affiliates are the same as ours.
Condensed Combined Financial Information of Unconsolidated Real Estate Affiliates
Following is summarized financial information for our Unconsolidated Real Estate Affiliates as of September 30, 2008 and December 31, 2007 and for the three and nine months ended September 30, 2008 and 2007.

	September 30,	December 31,
	2008	2007
	(In thousands)
Condensed Combined Balance Sheets — Unconsolidated Real Estate Affiliates
Assets:
Land	$912,645	$917,244
Buildings and equipment	7,499,978	7,136,053
Less accumulated depreciation	(1,521,297)	(1,361,649)
Developments in progress	701,179	645,156

Net property and equipment	7,592,505	7,336,804
Investment property and property held for development and sale	282,266	287,962

Net investment in real estate	7,874,771	7,624,766
Cash and cash equivalents	335,150	224,048
Accounts and notes receivable, net	155,172	133,747
Deferred expenses, net	169,575	166,201
Prepaid expenses and other assets	468,149	445,113

Total assets	$9,002,817	$8,593,875

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$6,523,151	$6,215,426
Accounts payable and accrued expenses	684,324	715,519
Owners’ equity	1,795,342	1,662,930

Total liabilities and owners’ equity	$9,002,817	$8,593,875

Investment In and Loans To/From Unconsolidated Real Estate Affiliates, Net:
Owners’ equity	$1,795,342	$1,662,930
Less joint venture partners’ equity	(891,304)	(853,459)
Capital or basis differences and loans	975,365	993,895

Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$1,879,403	$1,803,366

Reconciliation — Investment In and Loans To/From Unconsolidated Real Estate Affiliates
Asset — Investment in and loans to/from Unconsolidated Real Estate Affiliates	$1,919,838	$1,857,330
Liability — Investment in and loans to/from Unconsolidated Real Estate Affiliates	(40,435)	(53,964)

Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$1,879,403	$1,803,366

GENERAL GROWTH PROPERTIES, INC.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Condensed Combined Statements of Income — Unconsolidated Real Estate Affiliates
Revenues:
Minimum rents	$200,858	$185,000	$588,845	$627,313
Tenant recoveries	85,299	82,930	251,793	276,451
Overage rents	4,179	4,066	10,585	11,923
Land sales	25,036	63,879	102,978	132,492
Management and other fees	11,262	9,937	33,039	26,939
Other	25,610	34,389	88,206	126,607

Total revenues	352,244	380,201	1,075,446	1,201,725

Expenses:
Real estate taxes	21,675	23,779	70,701	83,841
Repairs and maintenance	18,647	18,748	57,433	62,646
Marketing	4,124	5,104	12,251	17,615
Other property operating costs	65,274	69,035	188,737	227,709
Land sales operations	16,890	35,064	62,217	71,184
Provision for doubtful accounts	2,590	1,498	4,219	4,106
Property management and other costs	25,338	21,631	66,320	69,654
General and administrative	7,207	78,906	18,565	82,023
Provisions for impairment	121	8	121	452
Depreciation and amortization	64,654	57,453	186,716	199,897

Total expenses	226,520	311,226	667,280	819,127

Operating income	125,724	68,975	408,166	382,598

Interest income	3,419	4,509	10,024	21,041
Interest expense	(92,988)	(75,687)	(264,138)	(276,025)
Benefit from (provision for) income taxes	7,881	(984)	4,549	(7,742)
Minority interest	(206)	(607)	(649)	(913)
Equity in income of unconsolidated joint ventures	—	80	—	3,389

Income (loss) from continuing operations	43,830	(3,714)	157,952	122,348
Discontinued operations, including net loss on dispositions	—	—	—	(5,277)

Net income (loss)	$43,830	$(3,714)	$157,952	$117,071

Equity In Income (loss) of Unconsolidated Real Estate Affiliates:
Net income (loss)	$43,830	$(3,714)	$157,952	$117,071
Joint venture partners’ share of (income) loss	(23,092)	93	(82,591)	(64,327)
Amortization of capital or basis differences	(3,420)	(8,376)	(12,364)	(15,382)
Elimination of Unconsolidated Real Estate Affiliates loan interest	(379)	(502)	(1,085)	(2,921)

Equity in income (loss) of Unconsolidated Real Estate Affiliates	$16,939	$(12,499)	$61,912	$34,441

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

GENERAL GROWTH PROPERTIES, INC.

	GGP/Homart II
	September 30,	December 31,
	2008	2007
	(In thousands)
Assets:
Land	$241,837	$248,094
Buildings and equipment	2,768,236	2,654,780
Less accumulated depreciation	(462,741)	(400,078)
Developments in progress	68,634	108,078

Net investment in real estate	2,615,966	2,610,874
Cash and cash equivalents	33,637	30,851
Accounts receivable, net	39,951	40,319
Deferred expenses, net	83,695	76,297
Prepaid expenses and other assets	27,089	39,032

Total assets	$2,800,338	$2,797,373

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$2,275,930	$2,110,947
Accounts payable and accrued expenses	204,658	237,688
Owners’ equity	319,750	448,738

Total liabilities and owners’ equity	$2,800,338	$2,797,373

	GGP/Homart II		GGP/Homart II
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Revenues:
Minimum rents	$61,183	$55,855	$181,849	$162,466
Tenant recoveries	28,526	26,413	83,602	75,615
Overage rents	774	972	1,702	2,842
Other	2,376	2,122	6,861	6,087

Total revenues	92,859	85,362	274,014	247,010

Expenses:
Real estate taxes	8,482	7,667	24,894	22,633
Repairs and maintenance	6,265	5,290	19,144	15,101
Marketing	1,539	2,093	4,416	5,562
Other property operating costs	11,192	10,480	32,683	29,696
Provision for doubtful accounts	686	409	978	1,075
Property management and other costs	5,761	5,159	17,085	15,421
General and administrative	1,098	78,848	2,969	81,605
Provisions for impairment	—	—	—	(17)
Depreciation and amortization	22,916	20,302	67,994	59,368

Total expenses	57,939	130,248	170,163	230,444

Operating income (loss)	34,920	(44,886)	103,851	16,566

Interest income	1,858	2,009	5,743	6,190
Interest expense	(33,284)	(25,216)	(97,321)	(80,668)
Income allocated to minority interests	(3)	—	(8)	—
Benefit from (provision for) income taxes	7,718	(76)	5,948	(1,610)

Net income (loss)	$11,209	$(68,169)	$18,213	$(59,522)

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
For financial statement purposes, an accrual of the compensatory damages in the amount of $74.2 million was recorded by GGP/Homart II in the three and nine months ended September 30, 2007 within general and administrative expenses. The Company’s 50% share of this amount was reflected in Equity in income (loss) of Unconsolidated Real Estate Affiliates in our Consolidated Statements of Income and Comprehensive Income in the three and nine months ended September 30, 2007. No estimate of the amount of punitive damages was recorded for the three and nine months ended September 30, 2007. Judgment of compensatory damages in the amount of approximately $74.2 million and punitive damages in the amount of $15 million were entered against the defendants in December 2007.
The Judgment Amount and the related post-judgment interest have been recorded in all applicable periods by GGP/Homart II. However, the GGP/Homart II Operating Agreement gives the non-managing member of GGP/Homart II rights to indemnification from the Company under certain circumstances. At this time, we are not aware of any formal assertion of those rights. If these rights are asserted and the indemnity is found to be applicable and enforceable, the Company may have the obligation to pay the Judgment Amount. In such event, management of the Company has determined that the Company would pay directly, or reimburse GGP/Homart II, for 100% of any payments and costs. Accordingly, since the fourth quarter of 2007 the Company has reflected, as provision for litigation and in other general and administrative costs and interest expense, as applicable, 100% of the judgment and certain related costs, rather than reflecting such 50% share of such costs in its equity in earnings of GGP/Homart II as originally recorded in the third quarter of 2007.

GENERAL GROWTH PROPERTIES, INC.

	GGP/Teachers
	September 30,	December 31,
	2008	2007
	(In thousands)
Assets:
Land	$177,413	$177,356
Buildings and equipment	1,072,142	1,039,444
Less accumulated depreciation	(136,834)	(112,998)
Developments in progress	53,845	65,135

Net investment in real estate	1,166,566	1,168,937
Cash and cash equivalents	10,066	20,423
Accounts receivable, net	14,963	13,055
Deferred expenses, net	20,276	21,242
Prepaid expenses and other assets	9,912	11,138

Total assets	$1,221,783	$1,234,795

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$1,023,152	$1,029,788
Accounts payable and accrued expenses	52,229	92,993
Owners’ equity	146,402	112,014

Total liabilities and owners’ equity	$1,221,783	$1,234,795

	GGP/Teachers		GGP/Teachers
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Revenues:
Minimum rents	$29,008	$27,192	$86,441	$81,571
Tenant recoveries	12,869	11,429	37,662	33,971
Overage rents	843	1,071	2,157	1,939
Other	606	529	1,706	1,616

Total revenues	43,326	40,221	127,966	119,097

Expenses:
Real estate taxes	3,417	2,685	9,173	8,007
Repairs and maintenance	2,268	2,202	7,466	6,456
Marketing	595	867	1,877	2,709
Other property operating costs	5,347	4,951	15,546	14,484
Provision for doubtful accounts	524	386	687	792
Property management and other costs	2,307	2,262	7,015	6,790
General and administrative	99	35	205	144
Provisions for impairment	103	—	103	18
Depreciation and amortization	8,982	6,946	26,082	21,163

Total expenses	23,642	20,334	68,154	60,563

Operating income	19,684	19,887	59,812	58,534

Interest income	52	145	221	576
Interest expense	(13,982)	(11,676)	(41,643)	(34,982)
Benefit from (provision for) income taxes	28	(27)	(110)	(175)

Net income	$5,782	$8,329	$18,280	$23,953

GENERAL GROWTH PROPERTIES, INC.

	The Woodlands Partnership
	September 30,	December 31,
	2008	2007
	(In thousands)
Assets:
Land	$15,231	$14,756
Buildings and equipment	94,466	48,201
Less accumulated depreciation	(12,563)	(10,638)
Developments in progress	68,814	52,515
Investment property and property held for development and sale	282,266	287,962

Net investment in real estate	448,214	392,796
Cash and cash equivalents	14,388	27,359
Deferred expenses, net	1,852	2,044
Prepaid expenses and other assets	91,174	85,331

Total assets	$555,628	$507,530

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$329,737	$286,765
Accounts payable and accrued expenses	51,827	75,549
Owners’ equity	174,064	145,216

Total liabilities and owners’ equity	$555,628	$507,530

	The Woodlands Partnership		The Woodlands Partnership
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Revenues:
Minimum rents	$1,504	$129	$2,640	$580
Land sales	25,036	63,879	102,978	132,492
Other	1,882	8,004	7,491	24,546

Total revenues	28,422	72,012	113,109	157,618

Expenses:
Real estate taxes	254	3	661	107
Repairs and maintenance	224	37	467	222
Other property operating costs	4,600	8,959	13,969	30,638
Land sales operations	16,890	35,064	62,217	71,184
Depreciation and amortization	622	967	1,925	3,014

Total expenses	22,590	45,030	79,239	105,165

Operating income	5,832	26,982	33,870	52,453

Interest income	199	174	586	414
Interest expense	(1,681)	(2,660)	(4,447)	(6,569)
Provision for income taxes	(193)	(524)	(706)	(914)

Income from continuing operations	4,157	23,972	29,303	45,384
Discontinued operations, including net loss on dispositions	—	—	—	(5,276)

Net income	$4,157	$23,972	$29,303	$40,108

GENERAL GROWTH PROPERTIES, INC.
NOTE 4 MORTGAGES, NOTES AND LOANS PAYABLE
Mortgages, notes and loans payable are summarized as follows:

	September 30,	December 31,
	2008	2007
	(In thousands)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$16,689,333	$16,943,760
Corporate and other unsecured term loans	3,861,231	3,895,922

Total fixed-rate debt	20,550,564	20,839,682

Variable-rate debt:
Collateralized mortgages, notes and loans payable	1,432,437	819,607
Credit facilities	590,000	429,150
Corporate and other unsecured term loans	2,193,700	2,193,700

Total variable-rate debt*	4,216,137	3,442,457

Total mortgages, notes and loans payable	$24,766,701	$24,282,139

*	See Note 1 — Liquidity regarding the impact of 2008 and 2009 scheduled maturities.
The weighted-average effective annual interest rate (which includes both the effects of swaps and deferred finance costs) on our mortgages, notes and loans payable was 5.48% at September 30, 2008 and 5.55% at December 31, 2007. Our mortgages, notes and loans payable have various maturities through 2095. The weighted-average remaining term of our mortgages, notes and loans payable was 3.06 years as of September 30, 2008. At September 30, 2008 the weighted average interest rate on the remaining corporate unsecured fixed and variable rate debt and the revolving credit facility was 4.65%.
The Company, pursuant to either debt obligations assumed in the acquisition of the Rouse Company in 2004 or due to subsequent property or portfolio borrowing, is required to comply with certain customary financial performance covenants and affirmative representations and warranties including, but not limited to, stipulations relating to leverage, net equity, maintenance of our REIT status, maintenance of our New York Stock Exchange listing, cross-defaults to certain other indebtedness and interest or fixed charge coverage ratios. We are not aware of any instances of non-compliance with these covenants as of September 30, 2008.
Secured Portfolio Facility
In July 2008, certain of our subsidiaries entered into a loan agreement which provides for a secured term loan of up to $1.75 billion (Secured Portfolio Facility). As of September 30, 2008, we have received advances of $1.51 billion under such facility that are collateralized by first mortgages on 24 properties. Although additional advances of up to $240.0 million may be made until December 31, 2008, subject to participation by additional lenders and certain other conditions, we currently do not expect such advances to be made. The Secured Portfolio Facility has an initial term of three years with two one-year extension options, which are subject to certain conditions. The interest rate payable on advances under the Secured Portfolio Facility will be, at our option, (i) 1.25% plus the higher of (A) the federal funds rate plus 0.5% or (B) the prime rate, or (ii) LIBOR plus 2.25%. The Secured Portfolio Facility requires that the interest rate payable on a portion of the advances under the facility be hedged. As a result of these hedging requirements, we entered into interest rate swap transactions totaling $1.08 billion, which results in a weighted average fixed rate of 5.67% for the first two years of the initial term (without giving effect to the amortization of the fees and costs associated with the Secured Portfolio Facility). Subject to certain conditions, interest under the Secured Portfolio Facility is payable monthly in arrears and no principal payments are due until the initial maturity date of July 11, 2011. The Company and certain of its subsidiaries have agreed to provide a repayment guarantee of 50% of the outstanding obligations under the Secured Portfolio Facility, or approximately $755 million at September 30, 2008. During the term of the Secured Portfolio Facility, we are subject to customary affirmative and negative covenants and events of default. The proceeds from advances under the Secured Portfolio Facility have been used to repay debt maturing in 2008 and for general corporate purposes.
Senior Bridge Facility
On July 6, 2007, we closed on the Senior Bridge Facility that was used to partially fund the Homart I acquisition (Note 2). The Senior Bridge Facility had an outstanding balance of approximately $722 million at December 31, 2007 and was paid in full in July 2008 with the proceeds from the Secured Portfolio Facility (see above).

GENERAL GROWTH PROPERTIES, INC.
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
The Notes are exchangeable for GGP common stock or a combination of cash and common stock, at our option, upon the satisfaction of certain conditions, including conditions relating to the market price of our common stock, the trading price of the Notes, the occurrence of certain corporate events and transactions, a call for redemption of the Notes and any failure by us to maintain a listing of our common stock on a national securities exchange. The exchange rate for each $1,000 principal amount of the Notes is 11.27 shares of GGP common stock, which is subject to adjustment under certain circumstances. We currently intend to settle the principal amount of the Notes in cash and any premium in cash, shares of our common stock or a combination of both. See Note 9 for information regarding the expected impact on our comparative consolidated financial statements to be issued in 2009 as the result of a FASB staff position issued in May 2008 relating to certain convertible debt instruments.
Letters of Credit and Surety Bonds
We had outstanding letters of credit and surety bonds of $303.1 million as of September 30, 2008. These letters of credit and bonds were issued primarily in connection with the appellate bond described in Note 3, insurance requirements, special real estate assessments and construction obligations.
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
Unrecognized tax benefits recorded pursuant to FIN 48 were $116.1 million and $127.1 million as of September 30, 2008 and December 31, 2007, excluding interest, of which $38.8 million would impact our effective tax rate. Accrued interest related to these unrecognized tax benefits amounted to $22.8 million as of September 30, 2008 and $19.1 million as of December 31, 2007. We recognized interest expense related to the unrecognized tax benefits of $2.7 million for the three months ended September 30, 2008, $7.5 million for the nine months ended September 30, 2008, $2.5 million for the three months ended September 30, 2007 and $8.7 million for the nine months ended September 30, 2007.
Due to the expiration of the statute of limitations in the three and nine months ended September 30, 2008 with respect to certain entities, we recognized previously unrecognized tax benefits, excluding accrued interest of $14.5 million; of which $12.3 million decreased goodwill and $2.2 million reduced income tax expense. The recognition of the previously unrecognized tax benefits resulted in the reduction of $3.8 million in interest expense accrued related to these amounts.
During the three and nine months ended September 30, 2007, we recognized previously unrecognized tax benefits, excluding accrued interest, of $20.0 million; of which $14.8 million decreased goodwill and $5.2 million reduced income tax expense. The recognition of the previously unrecognized tax benefits resulted in the reduction of $4.2 million in interest expense accrued and $0.4 million reduction in goodwill related to these amounts.

GENERAL GROWTH PROPERTIES, INC.
Generally, we are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2005 through 2007 and are open to audit by state taxing authorities for years ending December 31, 2004 through 2007. Several of our taxable REIT subsidiaries are under examination by the Internal Revenue Service for the years 2001 through 2005. We are unable to determine when these audits will be resolved, however it is reasonable to expect that this will occur within the next twelve months.
Based on our assessment of the expected outcome of these remaining examinations or examinations that may commence, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits, excluding accrued interest, for tax positions taken regarding previously filed tax returns will materially change from those recorded at September 30, 2008. A material change in unrecognized tax benefits could have a material effect on our statements of income and comprehensive income. As of September 30, 2008, there are $108.6 million of unrecognized tax benefits, excluding accrued interest, which due to the reasons above, could significantly increase or decrease during the next twelve months.
Effective March 31, 2007, through a series of transactions, a private REIT owned by GGPLP was contributed to TRCLP and one of our TRS entities became a qualified REIT subsidiary of that private REIT. This transaction resulted in the recognition of an approximate $300 million income tax benefit in the first quarter of 2007 related to the properties now owned by that private REIT.
During 2008, we identified an issue related to the REIT qualification of one of our subsidiaries and we have received a closing agreement from the Internal Revenue Service. We expect to be able to conclude this issue at minimal cost without affecting our, or the subsidiary’s, continued qualification as a REIT.
NOTE 6 STOCK-BASED COMPENSATION PLANS
Incentive Stock Plans
The following tables summarize stock option activity for the 2003 Incentive Stock Plan (the “2003 Incentive Plan”) as of and for the nine months ended September 30, 2008 and 2007.

	2008		2007
		Weighted		Weighted
		Average		Average
	Shares	Exercise Price	Shares	Exercise Price
Stock options outstanding at January 1	3,053,000	$51.21	3,167,348	$38.41
Granted	—	—	1,205,000	65.81
Exercised	(23,000)	15.24	(1,318,748)	33.81
Exchanged for restricted stock	—	—	—	—
Forfeited	—	—	—	—
Expired	—	—	—	—

Stock options outstanding at September 30	3,030,000	$51.48	3,053,600	$51.20

GENERAL GROWTH PROPERTIES, INC.

	Stock Options Outstanding			Stock Options Exercisable
		Weighted Average			Weighted Average
		Remaining			Remaining
		Contractual Term	Weighted Average		Contractual Term	Weighted Average
Range of Exercise Prices	Shares	(in years)	Exercise Price	Shares	(in years)	Exercise Price
$0 — $6.5810	—	—	$—	—	—	$—
$6.5811 — $13.1620	4,500	1.6	9.99	4,500	1.6	9.99
$13.1621 — $19.7430	50,000	3.8	15.49	50,000	3.8	15.49
$19.7431 — $26.3240	—	—	—	—	—	—
$26.3241 — $32.9050	197,000	0.3	30.94	197,000	0.3	30.94
$32.9051 — $39.4860	571,000	1.4	35.71	451,000	1.4	35.62
$39.4861 — $46.0670	50,000	2.0	44.59	20,000	2.0	44.59
$46.0671 — $52.6480	952,500	2.5	49.52	652,500	2.5	49.83
$52.6481 — $59.2290	—	—	—	—	—	—
$59.2291 — $65.8100	1,205,000	3.4	65.81	602,000	3.4	65.81

Total	3,030,000	2.2	$51.48	1,977,000	2.2	$48.56

Intrinsic value (in thousands)	$23			$23

The intrinsic value of outstanding and exercisable stock options as of September 30, 2008 represents the excess of our closing stock price ($15.10) on that date over the weighted average exercise price multiplied by the applicable number of shares that may be acquired upon exercise of stock options. The intrinsic value of exercised stock options represents the excess of our stock price, at the time the option was exercised, over the exercise price. The intrinsic value was $0.6 million for options exercised during the nine months ended September 30, 2008 and $39.3 million for options exercised during the nine months ended September 30, 2007.
The weighted-average fair value of stock options as of the grant date was $11.07 for stock options granted during the nine months ended September 30, 2007. There were no stock options granted during the nine months ended September 30, 2008.
Stock options generally vest 20% at the time of the grant and in 20% annual increments thereafter. In February 2007, however, in lieu of awarding options similar in size to prior years to two of our senior executives, the Compensation Committee of our Board of Directors accelerated the vesting of options held by these executives so that all such options became immediately vested and exercisable. As a result, the vesting of 705,000 options was accelerated and compensation expense of $4.1 million which would have been recognized in 2007 through 2010 was recognized in the first quarter of 2007. The 2003 Incentive Plan provides for the issuance of 9,000,000 shares, of which 5,555,232 shares (4,878,500 stock options and 676,732 restricted shares) have been granted as of September 30, 2008, subject to certain customary adjustments to prevent dilution.
Threshold-Vesting Stock Options
Under the 1998 Incentive Stock Plan (the “1998 Incentive Plan”), stock incentive awards to employees in the form of threshold-vesting stock options (“TSOs”) have been granted. The exercise price of the TSO is the Current Market Price (“CMP”) as defined in the 1998 Incentive Plan of our common stock on the date the TSO is granted. In order for the TSOs to vest, our common stock must achieve and sustain the applicable threshold price for at least 20 consecutive trading days at any time during the five years following the date of grant. Participating employees must remain employed until vesting occurs in order to exercise the options. The threshold price is determined by multiplying the CMP on the date of grant by an Estimated Annual Growth Rate (currently 7%) and compounding the product over a five-year period. TSOs granted in 2004 and thereafter must be exercised within 30 days of the vesting date. TSOs granted prior to 2004, all of which have vested, have a term of up to 10 years. Under the 1998 Incentive Plan, 8,163,995 options have been granted as of September 30, 2008, subject to certain customary adjustments to prevent dilution.
The 1998 Incentive Plan will terminate December 31, 2008. No TSOs have been issued in 2008 and no further awards are expected to be made under this plan.

GENERAL GROWTH PROPERTIES, INC.
The following table summarizes TSO activity as of September 30, 2008 by grant year.

	TSO Grant Year
	2007	2006
TSOs outstanding at January 1, 2008	1,313,890	1,235,568
Forfeited (1)	(100,094)	(94,361)
Vested and exercised	—	—

TSOs outstanding at September 30, 2008 (2)	1,213,796	1,141,207

Intrinsic value (3)	$—	$—
Intrinsic value — options exercised	—	—
Fair value — options exercised	—	—
Cash received — options exercised	—	—

Exercise price (4)	$65.81	$50.47
Threshold price	92.30	70.79
Fair value of options on grant date	9.54	6.51
Remaining contractual term (in years)	3.4	2.4

(1)	No TSO expirations for years presented.

(2)	TSOs outstanding at September 30, 2008 for the years 2005 and prior were 127,071.

(3)	Intrinsic value is not presented if result is a negative number.

(4)	A weighted average exercise price is not applicable as there is only one grant date and issuance per year.
The Company has a $200 million per fiscal year common stock repurchase program which gives us the ability to acquire some or all of the shares of common stock to be issued upon the exercise of the TSOs.
Restricted Stock
Pursuant to the 2003 Stock Incentive Plan, we make restricted stock grants to certain employees and non-employee directors. The vesting terms of these grants are specific to the individual grant. The vesting terms vary in that a portion of the shares vest either immediately or on the first anniversary and the remainder vest in equal annual amounts over the next two to five years. Participating employees must remain employed for vesting to occur (subject to certain exceptions in the case of retirement). Shares that do not vest are forfeited. Dividends are paid on stock subject to restrictions and are not returnable, even if the related stock does not ultimately vest. The following table summarizes restricted stock activity for the respective grant years as of and for the nine months ended September 30, 2008.

	2008		2007
		Weighted		Weighted
		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value
Nonvested restricted stock grants outstanding as of January 1	136,498	$59.75	72,666	$47.62
Granted	360,232	35.69	96,500	65.29
Vested	(53,164)	54.24	(32,670)	49.11
Canceled	(13,372)	35.65	—	—

Nonvested restricted stock grants outstanding as of September 30	430,194	$41.03	136,496	$59.75

The weighted average remaining contractual term (in years) of nonvested awards as of September 30, 2008 was 3.3 years.
The total fair value of restricted stock grants which vested during the nine months ended September 30, 2008 and during the nine months ended September 30, 2007 was $2.0 million in each period.

GENERAL GROWTH PROPERTIES, INC.
Other Required Disclosures
Historical data, such as the past performance of our common stock and the length of service by employees, is used to estimate expected life of the stock options, TSOs and our restricted stock and represents the period of time the options or grants are expected to be outstanding. The weighted average estimated value of stock options and TSOs granted during the nine months ended September 30, 2007 were based on the following assumptions (there were no stock options or TSOs granted for the nine months ended September 30, 2008):

2007
Risk-free interest rate	4.7%
Dividend yield	4.0%
Expected volatility	24.72
Expected life (in years)	5
Compensation expense related to the Incentive Stock Plans, TSOs and restricted stock was $0.3 million for the three months ended September 30, 2008, $5.3 million for the nine months ended September 30, 2008, $3.9 million for the three months ended September 30, 2007 and $17.6 million for the nine months ended September 30, 2007.
As of September 30, 2008, total compensation expense which had not yet been recognized related to nonvested options, TSOs and restricted stock grants was $29.5 million. Of this total, $2.9 million is expected to be recognized in the remaining months of 2008, $10.4 million in 2009, $9.1 million in 2010, $6.2 million in 2011 and $0.9 million in 2012. These amounts may be impacted by future grants, changes in forfeiture estimates or vesting terms, actual forfeiture rates which differ from estimated forfeitures and/or timing of TSO vesting.
NOTE 7 OTHER ASSETS AND LIABILITIES
The following table summarizes the significant components of Prepaid expenses and other assets.

	September 30,	December 31,
	2008	2007
	(In thousands)
Below-market ground leases	$268,956	$273,845
Receivables — finance leases and bonds	112,460	114,979
Prepaid expenses	80,931	56,540
Real estate tax stabilization agreement	76,511	79,454
Deposit on Glendale Matter being appealed	67,054	—
Security and escrow deposits	61,201	83,638
Above-market tenant leases	56,712	75,285
Special Improvement District receivable	56,220	58,200
Deferred income tax	47,124	24,088
Funded defined contribution plan assets	9,523	14,616
Other	26,561	25,632

	$863,253	$806,277

GENERAL GROWTH PROPERTIES, INC.
The following table summarizes the significant components of Accounts payable and accrued expenses.

	September 30,	December 31,
	2008	2007
	(In thousands)
Construction payable	$266,313	$206,044
Accounts payable and accrued expenses	265,283	302,719
Additional purchase price for The Palazzo (Note 8)	195,702	—
Accrued interest	158,713	122,406
FIN 48 liability	138,858	146,201
Accrued real estate taxes	116,179	84,327
Deferred gains/income	99,181	79,479
Below-market tenant leases	97,833	127,641
Hughes participation payable	69,948	86,008
Accrued Payroll and other employee liabilities	64,499	71,191
Tenant and other deposits	30,888	28,212
FIN 47 liability	23,061	14,321
Above-market ground leases	15,135	15,489
Insurance reserve	14,570	19,407
Capital lease obligations	13,947	14,390
Funded defined contribution plan liabilities	9,523	14,616
Oakwood Center insurance settlement advance payments (Note 8)	8,750	—
Homart I purchase price obligation*	—	254,000
Other	67,430	101,790

Total accounts payable and accrued expenses	$1,655,813	$1,688,241

*	Converted to a secured note in first quarter 2008
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
We lease land or buildings at certain properties from third parties. The leases generally provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. Rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease. Contractual rental expense, including participation rent, was $4.8 million for the three months ended September 30, 2008, $14.4 million for the nine months ended September 30, 2008, $6.9 million for the three months ended September 30, 2007 and $14.2 million for the nine months ended September 30, 2007 while the same rent expense excluding amortization of above and below-market ground leases and straight-line rents, as presented in our consolidated financial statements, was $3.1 million for the three months ended September 30, 2008, $9.1 million for the nine months ended September 30, 2008, $3.3 million for the three months ended September 30, 2007 and $9.5 million for the nine months ended September 30, 2007.
We periodically enter into contingent agreements for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence and, in the case of property acquired under development, completion of the project. In conjunction with the acquisition of The Grand Canal Shoppes in 2004, we entered into an agreement (the “Phase II Agreement”) to acquire the multi-level retail space that is part of The Shoppes at The Palazzo in Las Vegas, Nevada (The “Phase II Acquisition”) which is connected to the existing Venetian and the Sands Expo and Convention Center facilities and The Grand Canal Shoppes. The project opened on January 18, 2008. The acquisition closed on February 29, 2008 for an initial purchase price of $290.8 million, which was primarily funded with $250.0 million of new variable-rate short-term debt collateralized by the property and for Federal income tax purposes is being used as replacement property in a like-kind exchange. Additional purchase price payments are currently estimated at approximately $196 million (based on net operating income, as defined, of the Phase II retail space), and are presented in Accounts payable and accrued expenses in our consolidated financial statements (Note 7). Such payments will be made during the 30 months after closing with the final payment being subject to re-

GENERAL GROWTH PROPERTIES, INC.
adjustment 48 months after closing. The actual additional amounts paid over the next four years could be more or less than the current estimate.
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
Under the CSA, we are required to issue shares of our common stock semi-annually (February and August) to the Beneficiaries. The number of shares to be issued is based on cash flows from the development and/or sale of the CSA Assets and our stock price. We account for the Beneficiaries’ share of earnings from the CSA Assets as an operating expense. We issued 356,661 shares of our common stock, all from treasury shares, to the Beneficiaries for the nine months ended September 30, 2008 and 698,601 (including 146,969 treasury shares) for the nine months ended September 30, 2007.
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
As of September 30, 2008, litigation that commenced in 2006 continued with our remaining insurance carriers regarding additional unresolved and disputed claims with respect to deductibles, exclusions, additional business interruption coverage and the scope and cost of repair, cleaning, and replacement required at the property. Also as of September 30, 2008, we received approximately $8.8 million of additional payments from certain of the remaining insurance carriers. Such amounts are included in Accounts payable and accrued expenses in our consolidated financial statements as these collections are not settlements but rather advance payments which were subject to final settlement. In October 2008, we reached final settlements with the remaining insurance carriers in such litigation in amounts aggregating $29.5 million in excess of the advance payments previously received, all of which have been collected as of the date of this report.
Officer Loans
Subsequent to September 30, 2008, the independent members of the Company’s Board of Directors learned that between November 2007 and September 2008, an affiliate of certain Bucksbaum family trusts advanced unsecured loans, without the Board’s approval, to Mr. Michaels, the Company’s chief operating officer, and Mr. Bernard Freibaum, the Company’s former director and Chief Financial Officer, for the purpose of repaying personal margin debt relating to Company common stock owned by each of them. The loan to Mr. Michaels, which totaled $10 million, has been repaid in full. The loans to Mr. Freibaum totaled $90 million, of which $80 million is presently outstanding. No Company assets or resources were involved in the loans and no laws or Securities and Exchange Commission rules were violated as a result of the loans. However, a loan by the Company to a director or officer of the Company is prohibited under applicable Company policy. Under applicable GAAP guidance, as a result of these loans, the Company may be deemed to have received a contribution to capital by the lender of the loans and to have incurred compensation expense (measured by the value of any beneficial terms of such loans at the time such loans were made) in an equal amount for no incremental equity interest in the Company. The Company has made a preliminary estimate of such expense and has concluded that such expense is immaterial to the Company’s financial statements for the year ended December 31, 2007 and the three and nine months ended September 30, 2008. The Company is reviewing this guidance and will record non-cash compensation expense and a capital contribution in the fourth quarter of 2008 when such estimates are finalized.
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

GENERAL GROWTH PROPERTIES, INC.
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
In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determining the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 was designed to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets”, and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations”, and other guidance under GAAP. FSP 142-3 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Early adoption is prohibited. While we are continuing to evaluate the impact of this new standard on our consolidated financial statements, we currently do not believe such impact will be significant.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” by requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but does not change SFAS 133’s scope or accounting. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption permitted. Management has elected not to early adopt SFAS 161 for its derivative instruments on January 1, 2008. While we are continuing to evaluate the impact of this new standard on our consolidated financial statements, we currently do not believe such impact will be significant.
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

GENERAL GROWTH PROPERTIES, INC.
adoption was permitted. Although SFAS 159 is effective for the year ending December 31, 2008, as permitted, management has elected not to adopt SFAS 159 for its existing financial assets and liabilities on January 1, 2008.
In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We have adopted SFAS 157 except as it applies to those non financial assets and non financial liabilities as noted above. The partial adoption of SFAS 157 did not have a material impact on our consolidated financial statements.
NOTE 10 SEGMENTS
We have two business segments which offer different products and services. Our segments are managed separately because each requires different operating strategies or management expertise. We do not distinguish or group our consolidated operations on a geographic basis. Further, all material operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues. Our reportable segments are as follows:
•	Retail and Other — includes the operation, development and management of retail and other rental property, primarily shopping centers
•	Master Planned Communities — includes the development and sale of land, primarily in large-scale, long-term community development projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas, and our one residential condominium project located in Natick (Boston), Massachusetts
The operating measure used to assess operating results for the business segments is Real Estate Property Net Operating Income (“NOI”) which represents the operating revenues of the properties less property operating expenses, exclusive of depreciation and amortization and, with respect to our retail and other segment, provisions for impairment. Management believes that NOI provides useful information about a property’s operating performance.
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
The total expenditures for additions to long-lived assets for the Master Planned Communities segment were $125.5 million for the nine months ended September 30, 2008 and $191.5 million for the nine months ended September 30, 2007. The total expenditures for additions to long-lived assets for the Retail and Other segment were $1.01 billion for the nine months ended September 30, 2008 and $1.19 billion for the nine months ended September 30, 2007. Such amounts for the Master Planned Communities segment and the Retail and Other segment are included in the amounts listed as Land/residential development and acquisitions expenditures and Acquisition/development of real estate and property additions/improvements, respectively, in our Consolidated Statements of Cash Flows.
The total amount of goodwill, as presented on our Consolidated Balance Sheets, is included in our Retail and Other segment.

GENERAL GROWTH PROPERTIES, INC.
     Segment operating results are as follows:

	Three Months Ended September 30, 2008
	Consolidated	Unconsolidated	Segment
	Properties	Properties	Basis
	(In thousands)
Retail and Other
Property revenues:
Minimum rents	$514,186	$96,151	$610,337
Tenant recoveries	231,548	40,369	271,917
Overage rents	14,563	2,002	16,565
Other, including minority interest	23,976	12,840	36,816

Total property revenues	784,273	151,362	935,635

Property operating expenses:
Real estate taxes	68,128	10,348	78,476
Repairs and maintenance	57,725	8,763	66,488
Marketing	10,425	1,940	12,365
Other property operating costs	116,329	32,344	148,673
Provision for doubtful accounts	5,938	1,230	7,168

Total property operating expenses	258,545	54,625	313,170

Retail and other net operating income	525,728	96,737	622,465

Master Planned Communities
Land sales	6,158	13,144	19,302
Land sales operations	(8,513)	(9,513)	(18,026)

Master Planned Communities net operating (loss) income before provision for impairment	(2,355)	3,631	1,276
Provision for impairment	(40,345)	—	(40,345)

Master Planned Communities net operating (loss) income	(42,700)	3,631	(39,069)

Real estate property net operating income	$483,028	$100,368	$583,396

	Three Months Ended September 30, 2007
	Consolidated	Unconsolidated	Segment
	Properties	Properties	Basis
	(In thousands)
Retail and Other
Property revenues:
Minimum rents	$509,762	$88,684	$598,446
Tenant recoveries	231,395	38,444	269,839
Overage rents	16,122	1,919	18,041
Other, including minority interest	23,852	16,787	40,639

Total property revenues	781,131	145,834	926,965

Property operating expenses:
Real estate taxes	68,054	11,094	79,148
Repairs and maintenance	52,624	8,355	60,979
Marketing	12,237	2,378	14,615
Other property operating costs	114,418	34,561	148,979
Provision for doubtful accounts	6,275	693	6,968

Total property operating expenses	253,608	57,081	310,689

Retail and other net operating income	527,523	88,753	616,276

Master Planned Communities
Land sales	54,188	33,536	87,724
Land sales operations	(43,159)	(22,056)	(65,215)

Master Planned Communities net operating income	11,029	11,480	22,509

Real estate property net operating income	$538,552	$100,233	$638,785

GENERAL GROWTH PROPERTIES, INC.

	Nine Months Ended September 30, 2008
	Consolidated	Unconsolidated	Segment
	Properties	Properties	Basis
	(In thousands)
Retail and Other
Property revenues:
Minimum rents	$1,546,227	$283,387	$1,829,614
Tenant recoveries	694,727	118,982	813,709
Overage rents	38,973	5,037	44,010
Other, including minority interest	77,705	44,393	122,098

Total property revenues	2,357,632	451,799	2,809,431

Property operating expenses:
Real estate taxes	205,781	33,929	239,710
Repairs and maintenance	176,822	27,009	203,831
Marketing	31,477	5,719	37,196
Other property operating costs	332,047	93,731	425,778
Provision for doubtful accounts	14,934	2,012	16,946

Total property operating expenses	761,061	162,400	923,461

Retail and other net operating income	1,596,571	289,399	1,885,970

Master Planned Communities
Land sales	31,080	54,064	85,144
Land sales operations	(33,645)	(36,115)	(69,760)

Master Planned Communities net operating (loss) income before provision for impairment	(2,565)	17,949	15,384
Provision for impairment	(40,345)	—	(40,345)

Master Planned Communities net operating (loss) income	(42,910)	17,949	(24,961)

Real estate property net operating income	$1,553,661	$307,348	$1,861,009

	Nine Months Ended September 30, 2007
	Consolidated	Unconsolidated	Segment
	Properties	Properties	Basis
		(In thousands)
Retail and Other
Property revenues:
Minimum rents	$1,389,235	$309,903	$1,699,138
Tenant recoveries	626,253	134,388	760,641
Overage rents	42,578	5,852	48,430
Other, including minority interest	72,296	61,446	133,742

Total property revenues	2,130,362	511,589	2,641,951

Property operating expenses:
Real estate taxes	180,004	40,615	220,619
Repairs and maintenance	151,514	30,116	181,630
Marketing	35,530	8,624	44,154
Other property operating costs	310,062	115,987	426,049
Provision for doubtful accounts	10,066	1,941	12,007

Total property operating expenses	687,176	197,283	884,459

Retail and other net operating income	1,443,186	314,306	1,757,492

Master Planned Communities
Land sales	114,111	69,558	183,669
Land sales operations	(92,845)	(44,517)	(137,362)

Master Planned Communities net operating income	21,266	25,041	46,307

Real estate property net operating income	$1,464,452	$339,347	$1,803,799

GENERAL GROWTH PROPERTIES, INC.
The following reconciles real estate property net operating income (“NOI”) to GAAP-basis operating income and income from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Real estate property net operating income:
Segment basis	$583,396	$638,785	$1,861,009	$1,803,799
Unconsolidated Properties	(100,368)	(100,233)	(307,348)	(339,347)

Consolidated Properties	483,028	538,552	1,553,661	1,464,452
Management and other fees	21,561	26,484	63,718	80,404
Property management and other costs	(38,813)	(45,252)	(145,755)	(154,841)
General and administrative	(5,259)	(4,631)	(17,774)	(20,929)
Provisions for impairment	(15,169)	(629)	(15,778)	(2,630)
Depreciation and amortization	(190,386)	(189,436)	(565,888)	(527,844)
Minority interest in NOI of Consolidated Properties and other	2,709	2,455	8,211	8,254

Operating income	257,671	327,543	880,395	846,866
Interest income	950	2,027	2,957	7,004
Interest expense	(324,195)	(310,868)	(956,532)	(854,764)
Benefit from (provision for) income taxes	14,841	(14,293)	(1,416)	256,451
Minority interest	3,258	(1,269)	(6,032)	(60,771)
Equity in income (loss) of Unconsolidated Real Estate Affiliates	16,939	(12,499)	61,912	34,441

(Loss) income from continuing operations	$(30,536)	$(9,359)	$(18,716)	$229,227

The following reconciles segment revenues to GAAP-basis consolidated revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(In thousands)		(In thousands)
Segment basis total property revenues	$935,635	$926,965	$2,809,431	$2,641,951
Unconsolidated segment revenues	(151,362)	(145,834)	(451,799)	(511,589)
Consolidated land sales	6,158	54,188	31,080	114,111
Management and other fees	21,561	26,484	63,718	80,404
Minority interest in NOI of Consolidated Properties and other	2,709	2,455	8,211	8,254

GAAP-basis consolidated total revenues	$814,701	$864,258	$2,460,641	$2,333,131

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
Forward-looking statements include:
•	Projections of our revenues, income, earnings per share, Funds From Operations (“FFO”), Core FFO, capital expenditures, income tax or other contingent liabilities, dividends, leverage, capital structure or other financial items
•	Descriptions of plans or objectives of our management for future operations and liquidity, including pending capital, development, redevelopment or refinancing activities
•	Forecasts of our future economic performance
•	Descriptions of assumptions underlying or relating to any of the foregoing
In this Quarterly Report, for example, we make forward-looking statements discussing our expectations about:
•	Future strategic and financial alternatives
•	Expected sales in our Master Planned Communities segment
•	Future financings, repayment of debt and interest rates
•	Development and redevelopment projects
•	Distributions pursuant to the Contingent Stock Agreement
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
There are several factors, many beyond our control, which could cause results to differ materially from our expectations. Some of these factors are described in our Annual Report, which factors are incorporated herein by reference and some of these factors are described under Item 1A of this Quarterly Report. Any factor could by itself, or together with one or more other factors, adversely affect our business, results of operations or financial condition. There are also other factors that we have not described in this Quarterly Report or in our Annual Report that could cause results to differ from our expectations.
Overview
Our primary business is owning, managing, leasing and developing retail rental property, primarily shopping centers. Substantially all of our properties are located in the United States, but we also have retail rental property operations and property management activities (through unconsolidated joint ventures) in Brazil and Turkey. Our Master Planned Communities segment includes the development and sale of residential and commercial land, primarily in large-scale projects in and around Columbia, Maryland; Houston, Texas; and Summerlin, Nevada, as well as the development and sale of our one residential condominium project located in Natick (Boston), Massachusetts.
Prior to the acquisition of The Rouse Company in November 2004, acquisitions had been a key contributor to our growth. From 2005 through early this year, with the exception of the acquisition of our joint venture partner’s

GENERAL GROWTH PROPERTIES, INC.
interest in Homart I and the acquisition of The Shoppes at The Palazzo, acquisitions have been minimal and we have focused on development and redevelopment projects, increasing NOI at existing retail operations, increasing our international focus and managing and refinancing our debt. As a result of uncertainties in the retail, capital and credit markets during most of 2008, we have been continually redirecting the focus of the Company. Reduced NOI growth at retail operations is expected to continue in 2008 and 2009 as a result of decreased consumer confidence and general economic conditions. Land sales at our Master Planned Communities are not expected to improve in the near term. The Company’s significant maturing debt in 2008 and 2009 and the recent virtual closure of the credit markets has caused our Board of Directors and management to undertake a comprehensive examination of all of the financial and strategic alternatives for the Company, including, but not limited to, both core and non-core asset sales, the sale of joint venture interests, a corporate level capital infusion, and/or strategic business combinations.
As of the date of this report, approximately $1.74 billion of new and/or replacement financing has funded since June 30, 2008. As a result, all loans previously scheduled to mature in 2008 through the date of this report have been refinanced, continued or repaid and the Company and its subsidiaries are current with respect to their debt obligations. The Company has $900 million of property secured debt and $58 million of corporate debt that is scheduled to mature by December 1, 2008 that remains to be refinanced or extended. The Company is working with its syndicate of lenders for the property secured debt (for Fashion Show and The Shoppes at The Palazzo, two of our premier Las Vegas properties) to extend the November 28, 2008 maturity dates and is marketing The Grand Canal Shoppes and these properties for sale.
The Company has deferred construction, development or the opening of certain near and intermediate term new development and redevelopment projects and has deferred all future development expenditures other than expenditures for projects that are near completion and projects that have been approved at our jointly owned properties. The regularly scheduled quarterly dividend for the third quarter of 2008 was suspended. Continued economic weakness, including in the retail, credit and housing markets, could further impact the Company’s liquidity, expected operating results and access to capital, and could also affect the carrying value and market valuation of its properties.
In the third quarter of 2008, we closed on the $1.75 billion Secured Portfolio Facility and, as of September 30, 2008, have received advances of $1.51 billion under such facility (Note 4). Although additional advances of up to $240.0 million may be made until December 31, 2008, subject to participation by additional lenders and certain other conditions, we currently do not expect such advances to be made. The proceeds from this facility have been used to repay debt maturing in 2008 and for general corporate purposes. In October and November of 2008, we closed on a $225 million secured short term loan. Proceeds of this facility have been used to repay debt maturing in 2008 and to provide additional liquidity.
During the third quarter of 2008, we sold two office parks (located in Maryland) in two separate transactions for a total sales price of approximately $47 million, resulting in total gains of $15.1 million (net of $2.9 million of minority interest) (Note 2). During the second quarter of 2008, we sold (in two separate transactions) three office buildings (two located in Maryland and one located in Las Vegas) for a total sales price of approximately $98 million (including debt assumed of approximately $84 million), resulting in total gains of $30.8 million (net of $6.2 million of minority interest). For Federal income tax purposes, the two office buildings located in Maryland sold in the second quarter were used as relinquished property in a like-kind exchange involving the acquisition of The Shoppes at The Palazzo (Note 8).
In March 2008, we sold 22,829,355 shares of GGP common stock at $36.00 per share, resulting in net proceeds of $821.9 million (Note 1). These proceeds were used primarily to pay approximately $490 million of our variable-rate debt credit facilities and approximately $200 million of our Senior Bridge Facility (Note 4).
Real estate property net operating income for the three months ended September 30, 2008 decreased $55.4 million primarily due to a $61.6 million decrease in NOI from our Master Planned Communities segment, which was partially offset by a $6.2 million increase in NOI from our Retail and Other segment. The reduction in Master Planned Community NOI is the result of the provision for impairment of $40.3 million as a result of non-recoverable development costs at Nouvelle at Natick (Note 1) and the significant reduction in sales volume at our Summerlin, Maryland and Bridgeland communities, which we expect to continue for the balance of 2008 and into 2009.
Retail operating metrics continued to remain stable during the quarter as a result of increased GLA and the opening of expansions and renovations at certain properties and as a result of the acquisition of The Shoppes at The Palazzo. Sales per square foot (on a trailing twelve month basis) for our retail portfolio were $455 for the third quarter of 2008 compared to $461 for the third quarter of 2007. Occupancy in our retail portfolio is

GENERAL GROWTH PROPERTIES, INC.
slightly lower at 92.7% at September 30, 2008, compared to 93.2% at September 30, 2007. The weighted average mall and freestanding GLA for retail properties, excluding community centers, international properties and properties in redevelopment, increased to 64,540,333 square feet at September 30, 2008 compared to 62,683,640 square feet at September 30, 2007.
During the third quarter 2007, we completed the acquisition of our joint venture partner’s interest in Homart I (Note 2) for an aggregate purchase price, including our share of debt and liabilities assumed, of $2.26 billion. Discussions of the results of operations below have been limited to only those elements of operating trends that were not a function of the Homart I acquisition.
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
Three Months Ended September 30, 2008 and 2007
Retail and Other Segment

	Three Months Ended September 30,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(Dollars in thousands)
Property revenues:
Minimum rents	$610,337	$598,446	$11,891	2.0%
Tenant recoveries	271,917	269,839	2,078	0.8
Overage rents	16,565	18,041	(1,476)	(8.2)
Other, including minority interest	36,816	40,639	(3,823)	(9.4)

Total property revenues	935,635	926,965	8,670	0.9

Property operating expenses:
Real estate taxes	78,476	79,148	(672)	(0.8)
Repairs and maintenance	66,488	60,979	5,509	9.0
Marketing	12,365	14,615	(2,250)	(15.4)
Other property operating costs	148,673	148,979	(306)	(0.2)
Provision for doubtful accounts	7,168	6,968	200	2.9

Total property operating expenses	313,170	310,689	2,481	0.8

Real estate property net operating income	$622,465	$616,276	$6,189	1.0%

Higher effective rents contributed to the increase in minimum rents for the three months ended September 30, 2008 as compared to the three months ended September 30, 2007, as a result of significant increases at The Grand Canal Shoppes and Ala Moana Center. In addition, minimum rents increased as a result of the acquisition of The Shoppes at The Palazzo and the completion of the development at The Shops at Fallen Timbers and the redevelopment at Natick

GENERAL GROWTH PROPERTIES, INC.
Collection. The increases were partially offset by lower termination income, which was $6.4 million for the three months ended September 30, 2008 compared to $10.9 million for the three months ended September 30, 2007. Additionally, the increase was partially offset by the reduction in rent due to the sale of three office buildings in the three months ended June 30, 2008 and two office parks during the three months ended September 30, 2008.
Certain of our leases include both a base rent component and a component which requires tenants to pay amounts related to all, or substantially all, of their share of real estate taxes and certain property operating expenses, including common area maintenance and insurance. The portion of the tenant rent from these leases attributable to real estate tax and operating expense recoveries are recorded as tenant recoveries. The increase in tenant recoveries for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 is primarily attributable to the increased GLA in 2008 as a result of the acquisition of The Shoppes at The Palazzo, the completion of the development at The Shops at Fallen Timbers and the redevelopment at Natick Collection.
The decrease in overage rent is primarily due to declining tenant sales at The Grand Canal Shoppes, The Mall in Columbia and Saint Louis Galleria in the three months ended September 30, 2008 compared to the three months ended September 30, 2007.
Other revenues include all other property revenues including vending, parking, sponsorship and advertising revenues, less NOI of minority interests in consolidated joint ventures. The decrease in other revenues is primarily attributable to The Woodlands Partnership which sold various office buildings and other properties during 2007 resulting in lower recorded amounts of other revenues for the three months ended September 30, 2008 compared to the three months ended September 30, 2007.
Repairs and maintenance increased for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 primarily due to increased hurricane related repair expenses (a portion of which may be recoverable under the terms of our insurance policies) at various properties as well as higher costs for contracted cleaning services, resulting from higher costs of benefits. The acquisition of The Shoppes at The Palazzo and the completion of the development of The Shops at Fallen Timbers also contributed to the increase.
Marketing expenses for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 decreased across the Company Portfolio as the result of a strategic realignment of our marketing function. This decrease was partially offset by increased marketing expenditures at The Shoppes at The Palazzo.
Master Planned Communities Segment

	Three Months Ended September 30,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(Dollars in thousands)
Land sales	$19,302	$87,724	$(68,422)	(78.0)%
Less Land sales operations	18,026	65,215	(47,189)	(72.4)

Master Planned Communities net operating (loss) income before provision for impairment	$1,276	$22,509	$(21,233)	(94.3)%
Provision for impairment	(40,345)	—	(40,345)	(100.0)

Real estate property net operating (loss) income	$(39,069)	$22,509	$(61,578)	(273.6)%

The decrease in land sales and land sales operations for the three months ended September 30, 2008 compared to the three months ended September 30, 2008 was the result of a significant reduction in sales volume at our Summerlin, Maryland, Bridgeland and The Woodlands residential communities. During the three months ended September 30, 2008, we sold 45.4 residential acres compared to 134.7 acres for the three months ended September 30, 2007. We sold 3.1 acres of commercial lots in the three months ended September 30, 2008 compared to 72.3 acres in the three months ended September 30, 2007. The provision for impairment recorded at Nouvelle at Natick reflects the continued weak demand and the likely extension of the period required to complete all unit sales at this residential condominium project given weak economic and financing conditions (Note 1). Sales of condominium units commenced in October 2008.
As of September 30, 2008, the master planned communities have 18,477 remaining saleable acres.

GENERAL GROWTH PROPERTIES, INC.
Certain Significant Consolidated Revenues and Expenses

	Three Months Ended September 30,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(Dollars in thousands)
Tenant rents	$760,297	$757,279	$3,018	0.4%
Land sales	6,158	54,188	(48,030)	(88.6)
Property operating expenses	258,545	253,608	4,937	1.9
Land sales operations	8,513	43,159	(34,646)	(80.3)
Management and other fees	21,561	26,484	(4,923)	(18.6)
Property management and other costs	38,813	45,252	(6,439)	(14.2)
General and administrative	5,259	4,631	628	13.6
Provisions for impairment	55,514	629	54,885	8,725.8
Depreciation and amortization	190,386	189,436	950	0.5
Interest expense	324,195	310,868	13,327	4.3
(Benefit from) provision for income taxes	(14,841)	14,293	(29,134)	(203.8)
Equity in income of Unconsolidated Real Estate Affiliates	16,939	(12,499)	29,438	(235.5)
Discontinued operations, net of minority interest - gains on dispositions	15,121	—	15,121	—
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
Management and other fees, property management and other costs and general and administrative in the aggregate represent our costs of doing business and are generally not direct property-related costs. The decrease in management and other fees for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was primarily due to lower development fees and leasing commissions resulting from current market conditions.
The decrease in property management and other costs for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was primarily due to lower leasing commissions and lower overall management costs, such as bonus expense, stock compensation expense and travel expense.
The increase in general and administrative for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 is primarily due to higher legal fees and public company expenses, partially offset by lower executive compensation expense.
The provisions for impairment (Note 1) for the three months ended September 30, 2008 include $40.3 million as a result of non-recoverable development costs at Nouvelle at Natick as discussed above, $7.8 million related to Century Plaza and an aggregate of $7.4 million in non-recoverable development costs at certain previously planned or proposed projects that were terminated in the third quarter 2008 as a result of the current economic conditions.
The increase in interest expense is primarily due to higher debt balances as of September 30, 2008 compared to September 30, 2007, which was the result of the new Secured Portfolio Facility, the posting of the Glendale appellate bond, the acquisition financing of The Shoppes at The Palazzo and refinancing of Fashion Show and White Marsh Mall. The increase in interest expense was also due to a decrease in capitalized interest as a result of decreased development spending in the three months ended September 30, 2008 compared to the three months ended September 30, 2007.
The decrease in (benefit from) provision for income taxes for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 was primarily due to the decrease in taxable income in 2008 from our Master Planned Community segment as a result of the impact of the income tax benefit received related to our Nouvelle at Natick impairment provision, reversal of FIN 48 liabilities and lower land sales as discussed above.
The increase in equity in unconsolidated real estate affiliates for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 is primarily the result of an accrual of the Company’s 50% share of the Glendale Matter that was recorded by GGP/Homart II during the three months ended September 30,

GENERAL GROWTH PROPERTIES, INC.
2007. Such costs are currently reflected in the Consolidated Statements of Income and Comprehensive Income (Note 3).
The discontinued operations, net of minority interest — gains on dispositions represents the gains from the sale of two office parks, as discussed above, in the three months ended September 30, 2008.
Nine Months Ended September 30, 2008 and 2007
Retail and Other Segment

	Nine Months Ended September 30,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(Dollars in thousands)
Property revenues:
Minimum rents	$1,829,614	$1,699,138	$130,476	7.7%
Tenant recoveries	813,709	760,641	53,068	7.0
Overage rents	44,010	48,430	(4,420)	(9.1)
Other, including minority interest	122,098	133,742	(11,644)	(8.7)

Total property revenues	2,809,431	2,641,951	167,480	6.3

Property operating expenses:
Real estate taxes	239,710	220,619	19,091	8.7
Repairs and maintenance	203,831	181,630	22,201	12.2
Marketing	37,196	44,154	(6,958)	(15.8)
Other property operating costs	425,778	426,049	(271)	(0.1)
Provision for doubtful accounts	16,946	12,007	4,939	41.1

Total property operating expenses	923,461	884,459	39,002	4.4

Real estate property net operating income	$1,885,970	$1,757,492	$128,478	7.3%

Higher effective rents across the Company Portfolio contributed to the increase in minimum rents for the nine months ended September 30, 2008 primarily as the result of significant increases at Ala Moana Center and The Grand Canal Shoppes. In addition, minimum rents increased due to the acquisition of The Shoppes at The Palazzo, the completion of the development projects at The Shops at Fallen Timbers and Gateway Overlook and the redevelopment projects at Oakwood Center and Natick Collection. Termination income increased to $34.8 million for the nine months ended September 30, 2008 compared to $18.2 million for the nine months ended September 30, 2007, primarily due to a few large tenant termination agreements in the first quarter of 2008.
Certain of our leases include both a base rent component and a component which requires tenants to pay amounts related to all, or substantially all, of their share of real estate taxes and certain property operating expenses, including common area maintenance and insurance. The portion of the tenant rent from these leases attributable to real estate tax and operating expense recoveries are recorded as tenant recoveries. The increase in tenant recoveries for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 is primarily attributable to the increased GLA in 2008 as a result of the acquisition of The Shoppes at The Palazzo, the completion of the development at The Shops at Fallen Timbers and the redevelopment at Natick Collection.
The decrease in overage rent is primarily due to declining tenant sales at Boise Towne Square, Coastland Center and Valley Plaza Mall as well as the properties mentioned above for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007. In addition, overage rent decreased at certain other properties as the result of modified lease terms for various tenants.
Other revenues include all other property revenues including vending, parking, sponsorship and advertising revenues, less NOI of minority interests in consolidated joint ventures. The decrease in other revenues is primarily attributable to The Woodlands Partnership which sold various office buildings and other properties during 2007 resulting in lower recorded amounts of other revenues for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.
Real estate taxes increased for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due to the completion of development and redevelopment projects at Ala Moana Center, Glenbrook Square, Mall of Louisiana, River Falls and The Shops at Fallen Timbers and the resulting higher tax assessments at such properties.

GENERAL GROWTH PROPERTIES, INC.
Repairs and maintenance increased across the Company Portfolio for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 due to higher costs for contracted cleaning services, primarily resulting from higher costs of benefits and increased hurricane related repair expenses (a portion of which may be recoverable under the terms of our insurance policies) at various properties. The acquisition of The Shoppes at The Palazzo, the completion of the development of The Shops at Fallen Timbers and the redevelopments at Ala Moana Center and Natick Collection also contributed to the increase.
Marketing expenses for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 decreased across the Company Portfolio as the result of a strategic realignment of our marketing function in 2008. This decrease was partially offset by increased marketing expenditures at The Shoppes at The Palazzo.
The provision for doubtful accounts increased for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 primarily due to adjustments in 2007 to reverse amounts previously reserved at two of our properties. In 2007, the provision for doubtful accounts was reduced to include insurance recoveries collected for Oakwood Center and Riverwalk Marketplace, which offset reserved tenant rents. The increases were partially offset by decreases in the provision for doubtful accounts at Otay Ranch Town Center and South Street Seaport for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.
Master Planned Communities Segment

	Nine Months Ended September 30,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(Dollars in thousands)
Land sales	$85,144	$183,669	$(98,525)	(53.6)%
Less Land sales operations	69,760	137,362	(67,602)	(49.2)

Master Planned Communities net operating (loss) income before provision for impairment	$15,384	$46,307	$(30,923)	(66.8)%
Provision for impairment	(40,345)	—	(40,345)	(100.0)

Real estate property net operating (loss) income	$(24,961)	$46,307	$(71,268)	(153.9)%

The decrease in land sales and land sales operations for the Master Planned Communities segment for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 is primarily the result of a significant reduction in sales at each of our master planned communities. We sold 226.8 acres of residential lots and 28.3 acres of commercial lots during the nine months ended September 30, 2008 compared to 337.6 acres of residential lots and 108.3 acres of commercial lots for the nine months ended September 30, 2007. The diminished demand for residential and commercial lots, a trend from the first quarter 2008, is expected to continue into 2009. The provision for impairment (Note 1) recorded at Nouvelle at Natick reflects the continued weak demand and the likely extension of the period required to complete all unit sales at this residential condominium project given weak economic and financing conditions. Sales of condominium units commenced in October 2008.
Certain Significant Consolidated Revenues and Expenses

	Nine Months Ended September 30,		$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(Dollars in thousands)
Tenant rents	$2,279,927	$2,058,066	$221,861	10.8%
Land sales	31,080	114,111	(83,031)	(72.8)
Property operating expenses	761,061	687,176	73,885	10.8
Land sales operations	33,645	92,845	(59,200)	(63.8)
Management and other fees	63,718	80,404	(16,686)	(20.8)
Property management and other costs	145,755	154,841	(9,086)	(5.9)
General and administrative	17,774	20,929	(3,155)	(15.1)
Provisions for impairment	56,123	2,630	53,493	2,034.0
Depreciation and amortization	565,888	527,844	38,044	7.2
Interest expense	956,532	854,764	101,768	11.9
Provision for (benefit from) income taxes	1,416	(256,451)	257,867	(100.6)
Equity in income of Unconsolidated Real Estate Affiliates	61,912	34,441	27,471	79.8
Discontinued operations, net of minority interest - gains on dispositions	45,941	—	45,941	—
Changes in consolidated tenant rents (which includes minimum rents, tenant recoveries and overage rents), land sales, property operating expenses (which includes real estate taxes, repairs and maintenance, marketing, other

GENERAL GROWTH PROPERTIES, INC.
property operating costs and provision for doubtful accounts) and land sales operations were attributable to the same items discussed above in our segment basis results, excluding those items related to our Unconsolidated Properties.
Management and other fees, property management and other costs and general and administrative in the aggregate represent our costs of doing business and are generally not direct property-related costs. The decrease in management and other fees for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was primarily due to the loss of revenues as the result of the Homart I acquisition, in addition to lower development fees and leasing commissions which is the result of current market conditions.
The decrease in property management and other costs for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 was primarily due to lower leasing commissions and lower overall management costs, such as bonus expense, stock compensation expense and travel expense.
The decrease in general and administrative is due to lower executive compensation expense, as such costs were higher for the nine months ended September 30, 2007 due to higher stock option expense resulting from the acceleration of the vesting period for certain stock options. The decrease was partially offset by higher legal fees and public company expenses incurred for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007.
The provisions for impairment for the nine months ended September 30, 2008 include $40.3 million as a result of non-recoverable development costs at Nouvelle at Natick, $7.8 million related to Century Plaza and an aggregate of $7.4 million in non-recoverable development costs at certain previously planned or proposed projects that were terminated in the third quarter 2008 as a result of the current economic conditions.
The increase in interest expense is primarily due to higher debt balances as of September 30, 2008 compared to September 30, 2007, which was the result of the new Secured Portfolio Facility, the posting of the Glendale appellate bond, the Exchangeable Senior Notes, funding of the Homart I acquisition, the assumption of debt related to the Homart I acquisition, the acquisition of The Shoppes at The Palazzo and the refinancing of Fashion Show and White Marsh Mall. The increase in interest expense was also due to a decrease in capitalized interest as a result of decreased development spending in the three months ended September 30, 2008 compared to the three months ended September 30, 2007.
The increase in provision for (benefit from) income taxes was primarily due to the approximately $300 million total tax benefit recognized for the nine months ended September 30, 2007 attributable to the tax restructuring of certain of our operating subsidiaries (Note 5). Such increase was partially offset by the decrease in provision for income taxes for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 as the result of the decrease in taxable income in 2008 from our Master Planned Community segment. In addition, in 2008 we recognized income tax benefits related to our Nouvelle at Natick impairment provision and reversal of FIN 48 liabilities.
The increase in equity in unconsolidated real estate affiliates for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 is primarily the result of the provision, in litigation and in other general and administrative costs and interest expense, of the Company’s 50% share of the Glendale Matter that was recorded by GGP/Homart II during the nine months ended September 30, 2007. Such costs are currently reflected in the Consolidated Statements of Income and Comprehensive Income.
The discontinued operations, net of minority interest — gains on dispositions represents the gain on dispositions from the sale of two office parks and the gain on dispositions from the sale of three office buildings as discussed above.
Liquidity and Capital Resources
As of September 30, 2008, we had approximately $1.13 billion and $3.07 billion in debt maturing in 2008 and 2009, respectively (Note 4). As of the date of this report, we have $900 million of property secured debt and $58 million of corporate debt that is scheduled to mature by December 1, 2008. We are working with our syndicate of lenders to extend the November 28, 2008 maturity dates for the property secured debt and pursuing a variety of refinancing and extension alternatives with respect to the corporate debt. We are also in the process of pursuing all of our strategic and financial alternatives.
In addition, we have deferred certain development and redevelopment projects and will continue to evaluate economic and financing conditions and determine, in light of such conditions, when to recommence such

GENERAL GROWTH PROPERTIES, INC.
development and redevelopment expenditures. We have sold certain office assets and suspended our third quarter dividend. To repay maturing debt and to provide cash for liquidity, we obtained a $225 million secured short term loan in October and November 2008 with a scheduled maturity of February 1, 2009, which may be extended for an additional 60 days at the discretion of the lender.
In addition to our debt maturities, we need cash to satisfy our working capital needs, including as a result of demands to provide additional cash collateral to various surety companies and utility providers. We do not anticipate that either our revolving credit facility or the Secured Portfolio Facility can be a significant source of working capital.
Given the continued weakness of the retail and credit markets, there can be no assurance that we can obtain extensions or refinance our existing debt or obtain the additional capital necessary to satisfy our short term cash needs on satisfactory terms. In the event that we are unable to extend or refinance our debt or obtain additional capital on a timely basis and on acceptable terms, we will be required to take further steps to acquire the funds necessary to satisfy our short term cash needs, including seeking legal protection from our creditors. The failure to refinance or extend the $900 million of property secured debt would trigger an event of default under our Senior Credit Facility and our Secured Portfolio Facility. The failure to refinance or extend the $58 million of corporate debt would also trigger an event of default under our Secured Portfolio Facility and under certain of the TRCLP bonds.
Cash Flows from Operating Activities
Net cash provided by operating activities was $408.1 million for the nine months ended September 30, 2008 and $413.9 million for the nine months ended September 30, 2007.
Cash used for Land/residential development and acquisitions expenditures was $125.5 million for the nine months ended September 30, 2008 a decline from $191.5 million for the nine months ended September 30, 2007. The decline was primarily due to the deferral of development projects in 2008 in our Master Planned Communities segment.
In April 2008, in conjunction with the Glendale Matter (Note 3), $67.1 million in cash was paid as cash collateral for the appellate bond of $134.1 million.
Net cash provided by (used in) working capital needs totaled $2.1 million in 2008 and ($8.3) million in 2007. The increase was due to increased NOI from our Retail and Other segment which is primarily due to the Homart I acquisition in July 2007 (Note 2) and increased termination income for the nine months ended September 30, 2008. In addition, higher accounts payable and accrued expenses, primarily construction payables, contributed to the increase.
Cash Flows from Investing Activities
Net cash used in investing activities was $1.02 billion for the nine months ended September 30, 2008 and $1.47 billion for the nine months ended September 30, 2007. Included in these amounts is cash received from the sale of three office buildings in April 2008 and an additional two office parks in September 2008 (Note 2), some of which was not available for use during the time such cash was part of like-kind exchanges that now have been completed.
Net investing cash used in our Unconsolidated Real Estate Affiliates was $86.1 million in 2008 and $279.1 million in 2007. The decrease in cash used in 2008 was primarily attributed to higher capital contributions in 2007 to GGP/Homart II and international joint ventures for acquisitions and development expenditures.
Cash used for acquisition/development of real estate and property additions/improvements was $1.01 billion for the nine months ended September 30, 2008 a decline from $1.19 billion for the nine months ended September 30, 2007. The decline was primarily due to the deferral of certain development projects in 2008 partially offset by approximately $292.4 million used for acquisition activity (primarily The Shoppes at The Palazzo).
Cash Flows from Financing Activities
Net cash provided by financing activities was $647.6 million for the nine months ended September 30, 2008 and $1.01 billion for the nine months ended September 30, 2007.
New financings exceeded principal payments by $326.6 million in 2008 and $1.55 billion in 2007. The financing activity in 2008 reflects the proceeds from the sale of GGP common stock of approximately $821 million (Note 1), the Senior Bridge Facility and other new financings and refinancings, partially offset by the repayment of maturing

GENERAL GROWTH PROPERTIES, INC.
debt. The financing activity in 2007 reflects draws and repayments on the revolving credit facility as well as the issuance of the $1.55 billion Notes offering. Costs associated with new financings for the nine months ended September 30 were $40.8 million in 2008 and $28.5 million in 2007.
In July 2008, we closed on the $1.75 billion Secured Portfolio Facility and have, as of September 30, 2008, received advances of $1.51 billion under such facility (Note 4). Although additional advances of up to $240.0 million may be made until December 31, 2008, subject to participation by additional lenders and certain other conditions, we currently do not expect such advances to be made. Proceeds from the Secured Portfolio Facility have been used to repay debt maturing in 2008 and for general corporate purposes. In October and November 2008, we closed on a $225 million secured short term loan. Proceeds of this facility have been used to repay debt maturing in 2008 and to provide additional liquidity.
Distributions to common stockholders, holders of Common Units and holders of perpetual and convertible preferred units totaled $476.3 million for the nine months ended September 30, 2008 and $410.8 million for the nine months ended September 30, 2007. Dividends paid per common share were $1.50 for the nine months ended September 30, 2008 and $1.35 for the nine months ended September 30, 2007. Following a determination that required REIT distributions (as described below) for 2008 have been made, assuming actual ordinary taxable income is as projected and no significant additional asset sales are completed in 2008, certain dividends and distributions, including dividends to common stockholders, were suspended for the third quarter 2008 to preserve working capital. In determining whether to declare a distribution, the Board of Directors considers a number of factors, including operating cash flow. There can be no assurance that such distributions will recommence.
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
ITEM 1A. RISK FACTORS
Material changes to the risk factors previously disclosed in our Annual Report are as follows:
We may not be able to refinance or repay our substantial indebtedness, which could have a materially adverse affect on our business, financial condition, results of operations and common stock price.
We have a substantial amount of debt which we may not be able to refinance or repay. As of September 30, 2008, we have approximately $1.13 billion and $3.07 billion in debt maturing in 2008 and 2009, respectively. Due to the continued weakness in the credit markets, there can be no assurance that we will be able to refinance this debt on acceptable terms or otherwise. Our ability to successfully refinance our debt is also negatively effected by recent downgrades of our debt by national credit ratings agencies as well as the real or perceived decline in the value of our properties based on deteriorating general and retail economic conditions, as discussed further below.
In September, 2008, we announced that we were working with our advisors to develop a comprehensive strategic plan to generate capital from a variety of sources, including, but not limited to, both core and non-core asset sales, the sale of joint venture interests, a corporate level capital infusion, and/or strategic business combinations. There can be no assurance that any of these planned capital raising activities will be successful.
Failure to refinance or repay our debt as it comes due, or a failure to satisfy the conditions and requirements of such debt as outlined above, will likely result in an event of default under such debt and would allow the lender to accelerate such debt. In addition, a default under certain debt obligations could also constitute an event of default under other debt as a result of certain cross-default and cross collateralization provisions. If our debt is accelerated, our assets may not be sufficient to repay such debt in full, and our available cash flow may not be adequate to maintain our current operations. Under such circumstances, or if we believe such circumstances are likely to occur, we may consider or pursue various forms of negotiated restructurings of our debt and equity obligations and/or asset sales, which may be required to occur under court supervision.
If we are unable to refinance or repay our debt as it comes due and maintain sufficient cash flow, our business, financial condition, results of operations and common stock price will be materially and adversely affected.
Deteriorating economic conditions will have an adverse affect on our revenues and available cash, and may also impair our ability to sell our properties.
General and retail economic conditions continue to weaken, and we expect this weakness to continue and worsen in 2009 as the economy enters a recessionary or near recessionary period. Consumer spending recently declined for the first time in 17 years, the unemployment rate is expected to rise, consumer confidence has decreased dramatically and the stock market remains extremely volatile. Given these expected economic conditions, we believe there is a significantly increased risk that the sales of stores operating in our centers will decrease, negatively affecting their ability to make minimum rent payments and increasing the risk of tenant bankruptcies. In addition to the direct adverse effect of tenant failures to pay minimum rents and tenant bankruptcies on our operations, these events also negatively affect our ability to attract and maintain minimum rent levels for new tenants. These circumstances negatively affect our revenues and available cash, and also reduce the value of our properties, reducing the likelihood that we would be able to sell such properties, on attractive terms or at all.
Our senior management changes and exploration of financing alternatives may adversely affect us.
We are currently working with our advisors to develop a comprehensive strategic plan to generate capital from a variety of sources. In addition, in October of 2008 we replaced our Chief Executive Officer, President and Chief Financial Officer, but did not make changes with respect to the Chairman of the Board and the Chief Operating

GENERAL GROWTH PROPERTIES, INC.
Officer. This focus on capital raising activities and recent changes in our senior management could adversely affect our operations in a number of ways, including the risks that such activities could, among other things:
•	Disrupt operations and distract management;

•	Fail to successfully achieve their expected benefits;

•	Be time consuming and expensive and result in the loss of business opportunities;

•	Subject us to litigation;

•	Result in increased difficulties due to uncertainties regarding our future operations; and

•	Cause the trading price of our common stock to decrease and/or be highly volatile.
If the price per share of our common stock trades below $1.00 for an extended period of time or shares of our common stock are otherwise delisted from the NYSE, there could be a negative affect on our business that could significantly impact our financial condition, our results of operation and our ability to service our debt obligations.
Although the price of our common stock has remained above $1.00, in the event our common stock closes below $1.00 for 30 consecutive days, our stock could be delisted from the NYSE. The threat of delisting and/or a delisting of our common stock could have adverse effects by, among other things:
•	Reducing the liquidity and market price of our common stock;

•	Reducing the number of investors willing to hold or acquire our common stock, thereby further restricting our ability to obtain equity financing;

•	Causing an event of default under certain of our debt facilities; and

•	Reducing our ability to retain, attract and motivate our directors, officers and employees.
Our common stock price may continue to be adversely affected
The price of our common stock has decreased materially and will continue to be affected by the factors described under this Item 1A. Risk Factors, as well the Risk Factors disclosed in our Annual Report.
We have a low tax basis in many of our properties relative to fair market value, which would reduce the amount of net proceeds we would receive upon a sale of such properties.
We have a low tax basis in many of our properties relative to the fair market value of such properties. As a result of this low tax basis, we could recognize a substantial taxable gain upon the sale of such properties, which would impact the amount of net proceeds we would retain from any such sales as a result of the REIT distribution requirements.
Our debt covenants restrict our ability to enter into certain capital raising transactions.
As discussed elsewhere in this report, we are currently considering all of our capital raising alternatives, including asset sales, sales of joint venture interests, corporate level capital infusions and strategic business combinations. However, certain of our material debt obligations require us to comply with customary financial performance and other covenants, including but not limited to stipulations related to leverage and net equity, and other financial requirements and ratios. Some or all of these covenants could be affected by an capital raising transaction we undertake, and certain transactions are directly restricted or prohibited by such covenants. Absent any waiver of, or modification to, such covenants our ability to structure and consummate any capital raising transaction is restricted by our need to remain in compliance with such covenants.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.
ITEM 5. OTHER INFORMATION
None.

GENERAL GROWTH PROPERTIES, INC.
ITEM 6. EXHIBITS

10.1	Loan Agreement dated as of July 11, 2008, among the borrowers named therein; the lenders from time to time party thereto; Eurohypo AG, New York Branch (“ Eurohypo “), as Administrative Agent; Wachovia Capital Markets LLC, Eurohypo and ING Real Estate Finance (USA) LLC (“ ING “), as Joint Lead Arrangers and Book Managers; the Documentation Agents, as defined therein; and Wachovia Bank, National Association and ING, as Co-Syndication Agents (previously filed as Exhibit 10.1 to the Current Report on Form 8-K dated July 11, 2008, incorporated herein by reference).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consolidated Financial Statements of The Rouse Company LP, a subsidiary of General Growth Properties, Inc.
Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of September 30, 2008. The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL GROWTH PROPERTIES, INC. (Registrant)
Date: November 10, 2008	by:	/s/ Edmund Hoyt
Edmund Hoyt
Senior Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consolidated Financial Statements of The Rouse Company LP, a subsidiary of General Growth Properties, Inc.
Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of September 30, 2008. The registrant agrees to furnish a copy of such agreements to the SEC upon request.