Form 10-K
period 2008-12-31
GENERAL GROWTH PROPERTIES INC
filed 2009-02-27
CIK 895648

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  YES      NO ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES ☐     NO ☑

On June 30, 2008, the last business day of the registrant’s most recently completed second quarter, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was $8.923 billion based upon the closing price of the common stock on the New York Stock Exchange composite tape on such date.

As of February 20, 2009, there were 313,573,413 shares of the registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the annual stockholders meeting to be held on May 12, 2009 are incorporated by reference into Part III.

GENERAL GROWTH PROPERTIES, INC.

Annual Report on Form 10-K
December 31, 2008

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

Overview

GGP is a self-administered and self-managed real estate investment trust, referred to as a “REIT.” The Company has ownership interest in, or management responsibility for, over 200 regional shopping malls in 44 states, as well as ownership in master planned communities and commercial office buildings. GGP is a Delaware corporation and was organized in 1986.

Our business is focused in two main areas:

•	Retail and Other — includes the operation, development and management of retail and other rental property, primarily shopping centers

•	Master Planned Communities — includes the development and sale of land, primarily in large-scale, long-term community development projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas and our one residential condominium project located in Natick (Boston), Massachusetts

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

We generally make all key strategic decisions for our Consolidated Properties. However, in connection with the Unconsolidated Properties, such strategic decisions are made with the respective stockholders, members or joint venture partners. We are also the asset manager for most of the Company Portfolio, executing the strategic decisions and overseeing the day-to-day property management functions, including operations, leasing, construction management, maintenance, accounting, marketing and promotional services. With respect to jointly owned properties, we generally conduct the management activities through one of our taxable REIT subsidiaries (“TRS”). As of December 31, 2008, we managed the properties for 19 of our unconsolidated joint ventures and 10 of our consolidated joint ventures. Our joint venture partners or other third parties managed 11 of our unconsolidated joint ventures and one of our consolidated joint ventures.

During 2008, the global economy entered into a significant downturn. For the domestic retail market, the recession has resulted in sales declines, reduced margins and cash flows and, for some of our tenants, bankruptcies. This, in turn, has yielded revenue and occupancy declines at our properties, as a function of terminations, reduced demand for rental space, and reductions in rents that can be charged and collected. Concurrently, the new and replacement commercial lending market has come to a virtual standstill. Accordingly, we have been unable to refinance or repay a number of our existing loans which had scheduled 2008 maturities, triggering certain cross-default provisions on certain other financing arrangements. To temporarily forestall foreclosure or bankruptcy proceedings, we have entered into a number of short-term extension and forbearance agreements with our various lender groups (Note 1 — Liquidity). Such agreements have imposed lender operational oversight on our operations and, with respect to certain properties, have resulted in lender control of operational cash receipts. Reduced cashflows, increased borrowing costs and the suspension of our common stock dividend have raised liquidity concerns in the equity markets such that our stock price as of December 31, 2008 has declined by almost 97% since December 31, 2007.

Accordingly, this annual report describes a number of risks and uncertainties concerning our future operations. Although we believe a forced liquidation is not likely, the potential for such a substantially adverse outcome to our current liquidity crisis raises substantial doubts as to our ability to continue as a going concern. We continue to work with our financial advisors and lender groups to reach a collectively satisfactory resolution of these liquidity and financing difficulties.

General Development of Business

As described above, our current focus is the management and refinancing of our existing debt. Preservation of capital is paramount and, operationally, we are striving to increase net operating income (“NOI”) at our existing retail operations through proactive property management and leasing and through operating cost reductions. Specific actions we have used to increase productivity of our properties include changing the tenant mix, increasing alternative sources of revenue and integrating new retail formats such as power, lifestyle and mixed use centers.

Prior to the acquisition of The Rouse Company (the “TRC Merger”) in November 2004, acquisitions had been a key contributor to our growth. Since 2005, our only major acquisition has been the July 6, 2007 acquisition of the fifty percent interest owned by New York State Common Retirement Fund (“NYSCRF”) in the GGP/Homart I portfolio of 19 regional shopping malls, one community center and three regional shopping malls owned with joint venture partners pursuant to an election by NYSCRF to exercise its exchange right with respect to its ownership in GGP/Homart I.

From 2005 to the third quarter of 2008, our operational focus was on development projects, including new development and redevelopment and expansion of existing properties. In such regard, we opened in September 2007 Natick Collection in Natick, Massachusetts, which, anchored by Nordstrom, Neiman Marcus, JC Penney, Lord & Taylor, Macy’s and Sears, is the largest mall in New England. Additionally, we opened The Shops at Fallen Timbers in Maumee, Ohio in October 2007. In March 2008, we opened The Shoppes at River Crossing in Macon, Georgia, a 750,600 square foot open-air center anchored by Dillard’s and Belk. Internationally, in November 2008 we opened Shopping Caxias in Rio de Janeiro, Brazil. As a result of our current financial condition, we have halted or suspended substantially all of our development and redevelopment activity. Accordingly, development expenditures, including new developments, redevelopments and expansions were approximately $1.01 billion as of December 31, 2008 and the cost to complete the remaining active projects is expected to approximate $308 million in 2009 and beyond.

Financial Information About Industry Segments

Reference is made to Note 16 for information regarding our segments.

Narrative Description of Business

Retail and Other Segment

Our Retail and Other segment consists of retail centers, office and industrial buildings and mixed-use and other properties.

Retail Portfolio

The Retail Portfolio is comprised primarily of regional shopping centers, but also includes festival market places, urban mixed-use centers and strip/community centers. Most of our shopping centers are strategically located in major and middle markets where they have strong competitive positions. Most of these properties contain at least one major department store as an Anchor. We also own non-controlling interests in various international joint ventures in Brazil, Turkey and Costa Rica. We believe the Retail Portfolio’s geographic diversification mitigates the effects of regional economic conditions and local factors.

A detailed listing of the principal properties in our Retail Portfolio is included in Item 2 of this Annual Report.

The majority of the income from the properties in the Retail Portfolio is derived from rents received through long-term leases with retail tenants. These long-term leases generally require the tenants to pay base rent which is a fixed amount specified in the lease. The base rent is often subject to scheduled increases during the term of the lease. Another component of income is overage rent. Overage rent is paid by a tenant generally if its sales exceed an agreed upon minimum amount. Overage rent is calculated by multiplying the sales in excess of the minimum amount by a percentage defined in the lease, the majority of which is typically earned in the fourth quarter. Our leases include both a base rent component and a component which requires tenants to pay amounts related to all, or substantially all, of their share of real estate taxes and certain property operating expenses, including common area maintenance and insurance. The portion of these leases attributable to real estate tax and operating expense recoveries are recorded as “Tenant recoveries.”

The following table reflects retail tenant representation by category for the domestic Consolidated Properties as of December 31, 2008. In general, similar percentages existed for the Unconsolidated Properties.

Category	% of Square Feet	Representative Tenants

Specialty (includes personal services)	21%	Lenscrafters, Mastercuts, Mia & Maxx, Pearl Vision, The Picture People, Regis
Family Apparel (includes unisex)	15	Aerie, Banana Republic, Eddie Bauer, Express, Gap, J. Crew, Lululemon, Athletica, MW Tux, Old Navy
Women’s Apparel	12	Ann Taylor, bebe, Chico’s, Christopher & Banks, Coldwater Creek, H&M, J. Jill, Lane Bryant, Lucy, New York & Co., Talbot’s, Victoria’s Secret
Teen Apparel	11	Abercrombie & Fitch, Aeropostale, American Eagle Forever 21, Hollister & Co., Hot Topic, Limited Too, Pac Sun, Zumiez
Shoes	8	Aldo, Champ’s, Easy Spirit, Finish Line, FootLocker, Journeys, Nine West, Payless Shoesource, Shoe Dept.
Restaurants	8	Applebee’s, Cheesecake Factory, Maggiano’s, Olive Garden, Panera Bread, PF Chang’s, Red Robin, TGI Friday’s
Home Entertainment and Electronics	4	Apple Computer, Brookstone, EB Games, FYE, Gamestop, RadioShack, Suncoast
Home Furnishings	3	Crate & Barrel, Kirkland’s, Pottery Barn, Select Comfort, Williams-Sonoma, Z Gallerie
Sporting Goods	3	Dick’s Sporting Goods, Hibbett’s, MC Sports, Pro Image, Scheel’s All Sports
Children’s Merchandise	3	Abercrombie Kids, Build-A-Bear Workshop, Children’s Place, Gap Kids, Gymboree, Janie & Jack, Naartjie, Stride Rite
Personal Care	3	Aveda, Bath & Body Works, Bare Essentials, M.A.C., L’Occitane, Origins, Sephora, Trade Secret
Gifts (includes stationery, cards, gifts and novelty)	3	Carlton Cards, Hallmark, Spencer Gifts, Things Remembered, Yankee Candle
Jewelry	2	Bailey, Banks, & Biddle, Ben Bridge Jewelers, Helzberg Diamonds, Kay Jewelers, Michael Hill Jewelers, Piercing Pagoda, Zales Jewelers
Fast Food/Food Court	2	Arby’s, Auntie Anne’s, Chick-Fil-A, McDonald’s,
Specialty Food (includes health, candy and coffee)	2	Gloria Jean’s Gourmet Coffee, GNC, Godiva Chocolatier, Rocky Mountain Chocolate Factory, Starbucks, Teavana, Vitamin World

TOTAL	100%

As of December 31, 2008, our largest tenant (based on common parent ownership) accounted for approximately 3% of consolidated rents.

Other Office, Industrial and Mixed-Use Buildings

Office and other properties are primarily components of large-scale mixed-use properties (which include retail, parking and other uses) located in urban markets. In addition, we have certain free-standing office or industrial properties in office parks in the Baltimore/Washington, D.C. and Las Vegas markets. Including properties adjacent to our retail centers, we own approximately seven million square feet of leasable office and industrial space.

Master Planned Communities Segment

The Master Planned Communities segment is comprised primarily of the following large-scale, long-term community development projects:

		As of December 31,
		2008
			Remaining
		Total Gross	Saleable
Project	Location	Acres(1)	Acres(2)

Maryland communities(3)	Baltimore and Prince George’s County, Maryland/Washington D.C. corridor	19,100	541
Summerlin	Northwest of Las Vegas, Nevada	22,500	7,381
Bridgeland	Western Houston, Texas	11,400	7,248
Woodlands(4)	Houston, Texas	28,400	2,870

(1)	Total Gross Acres encompasses all of the land located within the borders of the Master Planned Community, including parcels already sold, saleable parcels and non-saleable areas, such as roads, parks and recreation and conservation areas.

(2)	Remaining Saleable Acres includes only parcels that are intended for sale. Remaining saleable acres is likely to change over time as the master plan for a particular project is developed over time.

(3)	Maryland communities includes Columbia and Fairwood.

(4)	We own 52.5% of Woodlands. Total gross acres and remaining saleable acres represent 100% of the project.

We develop and sell land in these communities to builders and other developers for residential, commercial and other uses. Additionally, certain saleable land within these properties may be transferred to our Retail and Other segment to be developed as commercial properties for either our own use or to be operated as investment rental property. Finally, our 215 unit residential condominium project (Nouvelle at Natick in Natick (Boston), Massachusetts) has been reflected within this segment.

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

Based on these criteria, we believe that the size and scope of our property portfolio, as well as the overall quality and attractiveness of our individual properties, enable us to compete effectively for retail tenants in our local markets. Because our revenue potential is linked to the success of our retailers, we indirectly share exposure to the same competitive factors that our retail tenants experience in their respective markets when trying to attract individual shoppers. These dynamics include general competition from other regional shopping centers, including outlet malls and other discount shopping centers, as well as competition with discount shopping clubs, catalog companies, internet sales and telemarketing. We believe that we have a competitive advantage with respect to operational retail property management as our expertise allows us to evaluate existing retail properties for their increased profit potential through expansion, remodeling, re-merchandising and more efficient management of the property.

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

Employees

As of February 20, 2009, we had approximately 3,500 employees.

Qualification as a Real Estate Investment Trust and Taxability of Distributions

GGP currently qualifies as a real estate investment trust pursuant to the requirements contained in Sections 856-858 of the Internal Revenue Code of 1986, as amended (the “Code”). If, as we contemplate, such qualification continues, GGP will not be subject to Federal tax on its real estate investment trust taxable income. During 2008, GGP met its distribution requirements to its common stockholders as provided for in Section 857 of the Code.

Available Information

Our Internet website address is www.ggp.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports are available and may be accessed free of charge through the Investment section of our Internet website under the Shareholder Info subsection, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC. Our Internet website and included or linked information on the website are not intended to be incorporated into this Annual Report.

Item 1A.	Risk Factors

Bankruptcy Risks

We may file for bankruptcy protection, or an involuntary petition for bankruptcy may be filed against us

As described below under “Liquidity Risks,” we have a substantial amount of debt which we may not be able to refinance or extend. If we are unable to refinance or extend our debt, or if such debt is accelerated due to our default, our assets may not be sufficient to repay such debt in full, and our available cash flow may not be adequate to maintain our current operations. Under such circumstances, or if we believe such circumstances are likely to occur, we may consider or pursue various forms of negotiated restructurings of our debt and equity obligations and/or asset sales, which may be required to occur under court supervision pursuant to a voluntary bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code. In addition, under certain circumstances creditors may file an involuntary petition for bankruptcy against us. Due to the possibility of such circumstances occurring, we have begun active planning for such potential restructurings.

If we file for bankruptcy protection, our business and operations will be subject to certain risks

A bankruptcy filing by or against GGP, GGPLP and certain of our subsidiaries (each referred to as a “filer”) would subject our business and operations to various risks, including but not limited to, the following:

•	A bankruptcy filing by or against a filer may adversely affect our business prospects and our ability to operate during the reorganization process

•	The coordination of a bankruptcy filing and operating under protection of the bankruptcy court would involve significant costs, including expenses of legal counsel and other professional advisors. These costs may be significantly higher than those of other companies due to our large size and complex legal structure

•	We may have difficulty continuing to obtain and maintain contracts necessary to continue our operations and at affordable rates with competitive terms

•	We may have difficulty maintaining existing and building new tenant relationships

•	Transactions by filers outside the ordinary course of business would be subject to the prior approval of the court, which may limit our ability to respond timely to certain events or take advantage of certain opportunities

•	Filers may not be able to obtain court approval or such approval may be delayed with respect to motions made in the reorganization cases

•	We may be unable to retain and motivate key executives and associates through the process of reorganization, and we may have difficulty attracting new employees

•	There can be no assurance as to our ability to maintain or obtain sufficient financing sources for operations or to fund any reorganization plan and meet future obligations

•	There can be no assurance that we will be able to successfully develop, prosecute, confirm and consummate one or more plans of reorganization that are acceptable to the bankruptcy court and our creditors, equity holders and other parties in interest

•	The value of our common stock could be reduced to zero as result of a bankruptcy filing

•	Under certain scenarios, a bankruptcy filing may result in adverse effects to certain of our joint ventures, including the dissolution or a loss of control by us over the operations of such ventures

•	A bankruptcy filing may adversely affect our ability to satisfy the REIT distribution requirements

Liquidity Risks

We may not be able to refinance, extend or repay our substantial indebtedness, which could have a materially adverse affect on our business, financial condition, results of operations and common stock price

We have a substantial amount of debt which we may not be able to extend, refinance or repay. As of December 31, 2008, we had an aggregate consolidated indebtedness outstanding of $24.85 billion (Note 6) of which $6.58 billion was unsecured, recourse indebtedness of the Operating Partnership and consolidated subsidiaries, while $18.27 billion was secured by our properties. A majority of the secured indebtedness was non-recourse to us. This indebtedness does not include our proportionate share of indebtedness incurred by our Unconsolidated Properties. In December, 2008, we entered into forbearance agreements with the lenders for certain loans, as described elsewhere in this report.

There can be no assurance that we will be able to refinance or extend our debt on acceptable terms or otherwise. Our ability to refinance our debt is negatively affected by the current condition of the credit markets, which have significantly reduced levels of commercial lending. Our ability to successfully refinance or extend our debt is also negatively affected by recent downgrades of our debt by national credit ratings agencies as well as the real or perceived decline in the value of our properties based on continued significant deterioration of general and retail economic conditions, as discussed further below. Our substantial indebtedness also requires us to use a material portion of our cash flow to service principal and interest on our debt, which will limit the cash flow available for other business expenses or opportunities.

We do not have the cash necessary to repay our debt as it matures. Therefore, failure to refinance or extend our debt as it comes due, or a failure to satisfy the conditions and requirements of such debt, will result in an event of default under such debt and would allow the lender to accelerate such debt. In addition, a default under certain debt obligations could also constitute an event of default under other debt as a result of certain cross-default and cross collateralization provisions. Although we have entered into forbearance agreements with certain lenders pursuant to which they have agreed to refrain from exercising certain rights and remedies under specified loans, these agreements are subject to certain early termination provisions, and there can be no assurance that these forbearance agreements will be extended beyond their existing terms or that similar agreements will be reached with lenders of other debt in the event of a default by us. In the event we default under debt which is secured by one or more properties, we may be required to transfer such property or properties to the lender to satisfy the terms of such debt.

If we are unable to refinance or extend our debt as it comes due and maintain sufficient cash flow, our business, financial condition, results of operations and common stock price will be materially and adversely affected, and we may be required to file for bankruptcy protection, as discussed under “Bankruptcy Risks.”

Even if we are able to refinance or extend our indebtedness, our substantial indebtedness would still adversely affect our financial health and operating flexibility

Risks related to debt level.  Even if we are able to refinance or extend our substantial indebtedness, our indebtedness could still have important consequences to us and the value of our common stock, including:

•	Limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our business strategy or other purposes

•	Limiting our ability to use operating cash flow in other areas of our business or to pay dividends because we must dedicate a substantial portion of these funds to service the debt

•	Increasing our vulnerability to general adverse economic and industry conditions, including increases in interest rates, particularly given our substantial indebtedness which bears interest at variable rates

•	Limiting our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation

•	Limiting our ability or increasing the costs to refinance indebtedness

•	Limiting our ability to enter into marketing and hedging transactions by reducing the number of counterparties with whom we can enter into such transactions as well as the volume of those transactions

The terms of the 2006 Credit Facility and certain other debt also require us to satisfy certain customary affirmative and negative covenants and to meet financial ratios and tests, including ratios and tests based on leverage, interest coverage and net worth. In addition, the forbearance agreements we have entered into further restrict our operations. The covenants and other restrictions under our debt and forbearance agreements affect, among other things, our ability to:

•	Incur indebtedness

•	Create liens on assets

•	Sell assets

•	Manage our cash flows

•	Transfer assets to other subsidiaries

•	Make capital expenditures

•	Engage in mergers and acquisitions

•	Make distributions to equity holders, including holders of our common stock

Risks related to refinancings.  Due to the current lending environment, our financial condition and general economic factors, it is unlikely that we will be able to refinance our debt. In addition, in the event we are able to refinance all or a portion of our debt, it is likely that this new debt will contain terms which are less attractive than the terms contained in the debt being refinanced. Such terms may include more restrictive operational and financial covenants, as well as higher fees and interest rates.

Risks related to extensions.  In the event we obtain extensions on existing debt, including both short term forbearance agreements and longer term extensions, such extensions will likely include operational and financial covenants significantly more restrictive than our current debt covenants. For example, the forbearance agreements entered into in December 2008 significantly restrict our ability to, among other things, incur indebtedness, sell assets, make capital expenditures, makes changes to our organizational structure, manage our cash flows and engage in other transactions outside the ordinary course of business. Additional forbearance agreements or longer term extensions may contain similar or more stringent conditions, which are likely to include provisions which significantly restrict the distribution of cash flows from properties serving as collateral for such debt. Any such extensions will also require us to pay certain fees to, and expenses of, our lenders. These fees and cash flow restrictions will affect our ability to fund our on-going operations from our operating cash flows, as discussed below.

Given the restrictions in our debt covenants, as well as the significant additional covenants and restrictions contained in our forbearance agreements and in any loan extensions we may obtain in the future, we may be significantly limited in our operating and financial flexibility and may be limited in our ability to respond to changes in our business or competitive activities.

We may not have sufficient cash to maintain our operations

Our operating cash flows are not sufficient to pay our debt as it comes due. In addition, there can be no assurance that our cash flows from operations will be sufficient to pay the interest on our debt and other operating expenses. Cash inflows could be negatively affected by deteriorating conditions in the retail sector, as described under “Business Risks.” In addition, we face significantly higher operating expenses due in part to payments to our financial and legal advisors, as well as fees and other amounts payable to our lenders in connection with loan extensions or refinancings. Such extensions and refinancings may also restrict how we utilize our operating cash flows. Because we have limited short term sources of cash, in the event that our cash flows from operations are insufficient to fund our operating expenses, we may be required to file for bankruptcy protection, as discussed under “Bankruptcy Risks.”

We may not be able to raise capital to repay debt or finance our operations

We are working to generate capital from a variety of sources, including, but not limited to, both core and non-core property sales, the sale of joint venture interests, a corporate level capital infusion, and/or strategic business combinations. There can be no assurance that any of these planned capital raising activities will be successful.

Our ability to sell our properties or raise capital through other means is limited.  The deteriorating retail economic climate negatively affects the value of our properties and therefore reduces our ability to sell these properties on acceptable terms. Our ability to sell our properties is also negatively affected by the weakness of the credit markets, which increases the cost and difficulty for potential purchasers to acquire financing, as well as by the illiquid nature of real estate. Finally, our current financial difficulties may encourage potential purchasers to offer less attractive terms for our properties. These conditions also negatively affect our ability to raise capital through other means, including through the sale of equity or joint venture interests, or through a potential strategic business combination. See “Business Risks” for a further discussion of the effects of the deteriorating retail economic climate on our properties, as well as the illiquid nature of our investments in our properties.

We have a low tax basis in many of our properties relative to fair market value.  We have a low tax basis in many of our properties relative to the fair market value of such properties. As a result of this low tax basis, we could recognize a substantial taxable gain upon the sale of such properties, which would impact the amount of net proceeds we would retain from any such sales as a result of the REIT distribution requirements.

Common Stock Investment Risks

The recent decline in our common stock price could have materially adverse effects on our business

The price of our common stock has declined significantly and rapidly since September 2008. In the event we seek bankruptcy protection, it is possible that the value of our common stock could decline further. This reduction in stock price could have materially adverse effects on our business, including reducing our ability to use our common stock as compensation or to otherwise provide incentives to employees and by reducing our ability to generate capital through stock sales or otherwise use our stock as currency with third parties.

The average closing price of our common stock has been less than $1.00 over a consecutive 30 trading-day period, and as a result, our stock could be delisted from the NYSE. The threat of delisting and/or a delisting of our common stock could have adverse effects by, among other things:

•	Reducing the liquidity and market price of our common stock

•	Reducing the number of investors willing to hold or acquire our common stock, thereby further restricting our ability to obtain equity financing

•	Causing an event of default or noncompliance under certain of our debt facilities and other agreements

•	Reducing our ability to retain, attract and motivate our directors, officers and employees

Our common stock price may be volatile, and consequently investors may not be able to resell their common stock at or above their purchase price

The price at which our common stock will trade may be volatile and may fluctuate due to factors such as:

•	Our financial condition and performance, including the risk of bankruptcy

•	Our quarterly and annual operating results

•	Our decision to suspend our dividend in October 2008 and any future actions with respect to dividends

•	Variations between our actual results and analyst and investor expectations or changes in financial estimates and recommendations by securities analysts

•	The performance and prospects of our industry

•	The depth and liquidity of the market for our common stock

•	Concentration of ownership

•	Short sales of our stock triggered by hedging activities, including the purchase of credit default swaps, by certain of our lenders

•	Investor perception of us and the industry in which we operate

•	Domestic and international economic conditions

•	The extent of institutional investor interest in us

•	The reputation of REITs generally and the attractiveness of their equity securities in comparison to other equity securities, including securities issued by other real estate companies, and fixed income securities

•	General market volatility, conditions and trends

Fluctuations may be unrelated to or disproportionate to our financial performance. These fluctuations may result in a material decline in the trading price of our common stock.

Future issuances of our common stock may depress our stock price

As of February 20, 2008, 12.6 million shares of common stock were issuable upon exercise of conversion and/or redemption rights as to units of limited partnership interest in the Operating Partnership. An additional 14.0 million shares of our common stock are reserved for issuance to meet our obligations under the CSA, although based on the current market price of our common stock, a substantially greater number of shares may ultimately be issuable pursuant to the CSA, which would result in the beneficiaries of the CSA holding substantially all of our outstanding common stock. In addition, we have reserved a number of shares of common stock for issuance under our restricted stock, option and other benefit plans for employees and directors and in connection with certain other obligations, including convertible debt and these shares will be available for sale from time to time. Finally, we may issue stock dividends in order to satisfy the requirements for qualification of a REIT in the event that we have insufficient liquidity to pay the dividend in cash. No prediction can be made as to the effect, if any, that these and other future sales of our common stock, or the availability of common stock for future sales, will have on the market price of the stock. Sales in the public market of substantial amounts of our common stock, or the perception that such sales could occur, could adversely affect prevailing market prices for our common stock.

Increases in market interest rates may hurt the market price of our common stock

Although we suspended our dividend in October 2008, we believe that investors consider the distribution rate on REIT stocks, expressed as a percentage of the price of the stocks, relative to market interest rates, as an important factor in deciding whether to buy or sell the stocks. If market interest rates increase, prospective purchasers of REIT stocks may expect a higher distribution rate. Higher interest rates would not, however, result in more funds being available for us to distribute and, in fact, would likely increase our borrowing costs and might decrease our funds available for distribution. Thus, higher market interest rates could cause the market price of our common stock to decline further.

Business Risks

Our senior management changes and focus on refinancing alternatives may adversely affect us

We are currently working with our advisors to develop a comprehensive strategic plan to generate capital from a variety of sources. In addition, in October 2008, we replaced our Chief Executive Officer, President and Chief Financial Officer. This focus on capital raising activities and recent changes in our senior management could adversely affect our operations in a number of ways, including the risks that such activities could, among other things:

•	Disrupt operations and distract management

•	Fail to successfully achieve their expected benefits

•	Be time consuming and expensive and result in the loss of business opportunities

•	Subject us to litigation

•	Result in increased difficulties due to uncertainties regarding our future operations

•	Cause the trading price of our common stock to decrease and/or be highly volatile

We are party to securities, ERISA, and shareholder derivative litigation that distracts our management, is expensive to conduct, and seeks damages awards against us.

We and certain of our current and former directors and officers have been named as defendants in putative class action lawsuits filed in the United States District Court for the Northern District of Illinois (collectively, the “Shareholder Suits”). The Shareholder Suits seek unspecified damages and purport to allege claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 on the grounds that false and misleading statements were made relating to the Company’s refinancing ability and the nondisclosure of certain loans to officers from an affiliate of another officer’s family trust. In addition, three former employees, each claiming to represent a putative class, filed separate lawsuits against us and certain of our current and former directors and officers in the United States District Court for the Northern District of Illinois (collectively, the “ERISA Suits”) asserting breaches of fiduciary duty in connection with the management and administration of the Company’s 401(k) Savings Plan (the “Plan”). The ERISA Suits seek unspecified damages from the defendants for the alleged breach of the fiduciary duties of loyalty and prudence owed to the Plan participants by continuing to allow or failing to cap purchases of our stock when the defendants allegedly knew or should have known such purchases were not prudent. Also, a shareholder has also filed a derivative lawsuit in the Circuit Court for Cook County, Illinois (the “Derivative Suit”) seeking recovery on behalf of the Company against certain of our current and former directors and officers for the defendants’ alleged breach of fiduciary duties in making false and misleading statements regarding our ability to access financing, failing to disclose the existence of certain loans to two officers from an affiliate of another officer’s family trust, and engaging in insider trading (with respect to certain defendants). With respect to all of these matters (collectively, the “Pending Suits”), we have certain obligations to indemnify and advance expenses to our officers and directors. Although we have directors and officers liability insurance and fiduciary liability insurance, it is uncertain whether the insurance will be sufficient to cover all damages, if any, that we may be required to pay. In addition, the Pending Suits may distract the attention of our management, and we have and may continue to incur substantial legal and other professional service costs in connection with each of the Pending Suits. The amount of any future costs or damages cannot be determined at this time and could be significant.

Deteriorating economic conditions, especially in the retail sector, will have an adverse affect on our revenues and available cash

General and retail economic conditions continue to weaken, and we expect this weakness to continue and worsen in 2009. The unemployment rate is expected to continue to rise, consumer confidence and spending has decreased dramatically and the stock market remains extremely volatile. Given these expected economic conditions, we believe there is a significantly increased risk that the sales of stores operating in our centers will continue to decrease, which will have the following negative effect on our operations:

Ability to lease and collect rent.  Our results of operations depend on our ability to continue to lease space in our properties on economically favorable terms. If the sales of stores operating in our centers decline sufficiently, tenants might be unable to pay their existing minimum rents or expense recovery charges, since these rents and charges would represent a higher percentage of their sales. If our tenants’ sales decline, new tenants would be less likely to be willing to pay minimum rents as high as they would otherwise pay. In addition, as substantially all of our income is derived from rentals of real property, our income and cash available for debt service, operations or distribution to our stockholders would be adversely affected if a significant number of tenants were unable to meet their obligations to us.

Bankruptcy or store closures of tenants.  Our leases generally do not contain provisions designed to ensure the creditworthiness of the tenant, and a number of companies in the retail industry, including some of our tenants, have declared bankruptcy or voluntarily closed certain of their stores in recent years, and this trend is expected to increase in 2009. The bankruptcy or closure of a major tenant, particularly an Anchor, may have a material adverse effect on the retail properties affected and the income produced by these properties and may make it substantially more difficult to lease the remainder of the affected retail properties. As a result, the bankruptcy or closure of a major tenant and potential additional closures as a result of co-tenancy requirements could result in a lower level of revenues and cash available.

Department store productivity.  Department store consolidations, as well as declining sales productivity in certain instances, are resulting in the closure of existing department stores and we may be unable to re-lease this area or to re-lease it on comparable or more favorable terms. Other tenants may be entitled to modify the terms of their existing leases, including those pertaining to rent payment, in the event of such closures. Additionally, department store closures could result in decreased customer traffic which could lead to decreased sales at other stores.

Ability to attract new tenants.  The factors described above not only effect our current tenants and operations, but also indirectly effect our ability to attract new tenants.

It may be difficult to buy and sell real estate quickly, and transfer restrictions apply to some of our properties

Equity real estate investments are relatively illiquid, and this characteristic tends to limit our ability to vary our portfolio promptly in response to changes in economic or other conditions. In addition, significant expenditures associated with each equity investment, such as mortgage payments, real estate taxes and maintenance costs, are generally not reduced when circumstances cause a reduction in income from the investment. If income from a property declines while the related expenses do not decline, our income and cash available to us would be adversely affected. A significant portion of our properties are mortgaged to secure payment of indebtedness, and if we were unable to meet our mortgage payments, we could lose money as a result of foreclosure on the properties by the various mortgagees. In addition, if it becomes necessary or desirable for us to dispose of one or more of the mortgaged properties, we might not be able to obtain a release of the lien on the mortgaged property without payment of the associated debt. The foreclosure of a mortgage on a property or inability to sell a property could adversely affect the level of cash available to us.

A change in control may effect our ability to use our net operating loss and interest expense carry forwards

If we have a change in control, as defined in section 382 of the Code, our ability to use our net operating loss and interest expense carry forwards to offset future cash taxes may be reduced or eliminated. The significant stock activity we have recently experienced and the possibility of issuing additional equity to address our liquidity needs increases the risk of this provision impacting us in the future.

Holders of statutory and other liens on our properties could take steps to perfect their interests in such properties, which could lead to foreclosure

Statutory liens, including mechanics’ and tax liens, have been imposed on our properties, and the imposition of additional liens may occur. In the event that the holders of these liens seek to perfect their interests in our properties subject to such liens, foreclosure proceeds with respect to such properties could occur.

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

Our Master Planned Communities are also affected by some of the above factors, as well as the significant weakening of the housing market which began in 2007 and is expected to continue.

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

We develop and expand properties, and this activity is subject to various risks

Although we have significantly reduced our development and expansion activities, certain development and expansion projects will be undertaken. In connection with any development or expansion, we will be subject to various risks, including the following:

•	We have delayed and may abandon development or expansion activities already under way, which may result in additional cost recognition

•	Construction costs of a project may exceed original estimates or available financing, possibly making the project unfeasible or unprofitable

•	We may not be able to obtain zoning, occupancy or other required governmental permits and authorizations

•	Occupancy rates and rents at a completed project may not meet projections and, therefore, the project may not be profitable

•	We may not be able to obtain Anchor, mortgage lender and property partner approvals, if applicable, for expansion or redevelopment activities

If a development project is unsuccessful, our investment in the project may not be fully recoverable from future operations or sale.

We may incur costs to comply with environmental laws

Under various federal, state or local laws, ordinances and regulations, a current or previous owner or operator of real estate may be required to investigate and clean up hazardous or toxic substances released at a property, and may be held liable to a governmental entity or to third parties for property damage or personal injuries and for investigation and clean-up costs incurred by the parties in connection with the contamination. These laws often impose liability without regard to whether the owner or operator knew of, or was responsible for, the release of the hazardous or toxic substances. The presence of contamination or the failure to remediate contamination may adversely affect the owner’s ability to sell or lease real estate or to borrow using the real estate as collateral. Other federal, state and local laws, ordinances and regulations require abatement or removal of asbestos-containing materials in the event of demolition or certain renovations or remodeling, the cost of which may be substantial for some of our redevelopments, and also govern emissions of and exposure to asbestos fibers in the air. Federal and state laws also regulate the operation and removal of underground storage tanks. In connection with the ownership, operation and management of our properties, we could be held liable for the costs of remedial action with respect to these regulated substances or tanks or related claims.

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

Some of our properties are subject to potential natural or other disasters

A number of our properties are located in areas which are subject to natural disasters. For example, two of our properties, located in the New Orleans area, suffered major hurricane and/or vandalism damage in 2005. It is uncertain as to whether the New Orleans area will recover to its prior economic strength. Certain of our properties are located in California or in other areas with higher risk of earthquakes. In addition, many of our properties are located in coastal regions, and would therefore be affected by any future increases in sea levels or in the frequency or severity of hurricanes and tropical storms, whether such increases are caused by global climate changes or other factors.

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

We have certain ownership interests outside the United States which may increase in relative significance over time

We hold interests in joint venture properties in Brazil, Turkey and Costa Rica. Although we do not currently expect to pursue additional expansion opportunities outside the United States, we may do so in the future. International development and ownership activities carry additional risks that are different from those we face with our domestic properties and operations. These additional risks include:

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

Although our international activities currently are a relatively small portion of our business (international properties represented less than approximately 1% of the NOI of all of our properties in 2008), to the extent that we expand our international activities, these additional risks could increase in significance and adversely affect our results of operations and financial condition.

Organizational Risks

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

We have significant obligations under a Contingent Stock Agreement we assumed in the TRC Merger

We have assumed the obligations of TRC under a Contingent Stock Agreement, which we refer to as the “CSA.” The assumption includes the obligation under the CSA to potentially issue shares of common stock twice a year to the beneficiaries under the CSA and certain indemnification obligations. The number of shares is based upon our stock price and upon a formula set forth in the CSA. In addition, the CSA requires a valuation of certain assets that we own as of December 31, 2009, which is expected to result in the issuance of a significant number of additional shares to the beneficiaries under the CSA. Such issuances will be significantly dilutive to our existing stockholders. Based on the current market price of our common stock, the number of shares ultimately issuable under the CSA would be substantially greater than previously anticipated, which would result in the beneficiaries under the CSA holding substantially all of our outstanding common stock.

We share control of some of our properties with other investors and may have conflicts of interest with those investors

While we generally make all operating decisions for the Unconsolidated Properties, we are required to make other decisions with the other investors who have interests in the relevant property or properties. For example, the approval of certain of the other investors is required with respect to operating budgets and refinancing, encumbering, expanding or selling any of these properties, as well as to bankruptcy decisions related to the Unconsolidated Properties and related joint ventures. We might not have the same interests as the other investors in relation to these transactions. Accordingly, we might not be able to favorably resolve any of these issues, or we might have to provide financial or other inducement to the other investors to obtain a favorable resolution.

In addition, various restrictive provisions and rights apply to sales or transfers of interests in our jointly owned properties. These may work to our disadvantage because, among other things, we might be required to make decisions about buying or selling interests in a property or properties at a time that is disadvantageous to us.

Bankruptcy of joint venture partners could impose delays and costs on us with respect to the jointly owned retail properties

In addition to the possible effects on our joint ventures of a bankruptcy filing by us, the bankruptcy of one of the other investors in any of our jointly owned shopping centers could materially and adversely affect the relevant property or properties. Under the bankruptcy laws, we would be precluded from taking some actions affecting the estate of the other investor without prior approval of the bankruptcy court, which would, in most cases, entail prior notice to other parties and a hearing in the bankruptcy court. At a minimum, the requirement to obtain court approval may delay the actions we would or might want to take. If the relevant joint venture through which we have invested in a property has incurred recourse obligations, the discharge in bankruptcy of one of the other investors might result in our ultimate liability for a greater portion of those obligations than we would otherwise bear.

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

We may not maintain our status as a REIT

One of the requirements of the Code for a REIT generally is that it distribute or pay tax on 100% of its capital gains and distribute at least 90% of its ordinary taxable income to its stockholders. We may not have sufficient liquidity to meet these distribution requirements.

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

An ownership limit and certain anti-takeover defenses and applicable law may hinder any attempt to acquire us

The ownership limit.  Generally, for us to maintain our qualification as a REIT under the Code, not more than 50% in value of the outstanding shares of our capital stock may be owned, directly or indirectly, by five or fewer individuals at any time during the last half of our taxable year. The Code defines “individuals” for purposes of the requirement described in the preceding sentence to include some types of entities. In general, under our current certificate of incorporation, no person other than Martin Bucksbaum (deceased), Matthew Bucksbaum, their families and related trusts and entities, including M.B. Capital Partners III, may own more than 7.5% of the value of our outstanding capital stock. However, our certificate of incorporation also permits our company to exempt a person from the 7.5% ownership limit upon the satisfaction of certain conditions which are described in our certificate of incorporation.

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

Forward-looking statements include:

•	Descriptions of plans or objectives of our management for debt repayment or restructuring, strategic alternatives, and future operations

•	Projections of our revenues, income, earnings per share, Funds From Operations (“FFO”), capital expenditures, income tax and other contingent liabilities, dividends, leverage, capital structure or other financial items

•	Forecasts of our future economic performance

•	Descriptions of assumptions underlying or relating to any of the foregoing

In this Annual Report, for example, we make forward-looking statements discussing our expectations about:

•	Bankruptcy and liquidity

•	Future financings, repayment of debt and interest rates

•	Expected sales of our Master Planned Communities segment

•	Future development, management and leasing fees

•	Distributions pursuant to the Contingent Stock Agreement

•	Future cash needed to meet federal income tax requirements

•	Future development spending

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

There are several factors, many beyond our control, which could cause results to differ significantly from our expectations. Factors such as bankruptcy, credit, market, operational, liquidity, interest rate and other risks are described elsewhere in this Annual Report. Any factor described in this Annual Report could by itself, or together with one or more other factors, adversely affect our business, results of operations or financial condition. There are also other factors that we have not described in this Annual Report that could cause results to differ from our expectations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our investment in real estate as of December 31, 2008 consisted of our interests in the properties in our Retail and Other and Master Planned Communities segments. We generally own the land underlying the properties in our Retail and Other segment. However, at certain of the properties, all or part of the underlying land is owned by a third party that leases the land to us pursuant to a long-term ground lease. The leases generally contain various purchase options and typically provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. Information regarding encumbrances on these properties is included in Schedule III of this Annual Report.

The following tables set forth certain information regarding the Consolidated Properties and the Unconsolidated Properties in our Retail Portfolio as of December 31, 2008. These tables do not reflect subsequent activity in 2009 including purchases, sales or consolidations of Anchor stores. Anchors include all stores with Gross Leasable Area greater than 30,000 square feet.

Combined occupancy for Consolidated Properties and Unconsolidated Properties as of December 31, 2008 was 92.5%.

Consolidated Retail Properties

		GLA
			Mall and	Anchors/Significant	Anchor
Name of Center	Location(1)	Total	Freestanding	Tenants	Vacancies

Ala Moana Center(2)	Honolulu, HI	2,062,029	915,421	Barnes & Noble, Macy’s, Neiman Marcus, Nordstrom, Old Navy, Sears, Shirokiya	—

		GLA
			Mall and	Anchors/Significant	Anchor
Name of Center	Location(1)	Total	Freestanding	Tenants	Vacancies

Alameda Plaza	Pocatello, ID	190,341	190,341	—	2
Anaheim Crossing(2)(3)	Anaheim, CA	92,170	92,170	N/A	N/A
Animas Valley Mall	Farmington, NM	462,442	212,977	Allen Theatres, Dillard’s, JCPenney, Ross Dress For Less, Sears	—
Apache Mall(2)	Rochester, MN	751,318	268,326	Herberger’s, JCPenney, Macy’s, Sears	—
Arizona Center(2)	Phoenix, AZ	165,431	72,677	AMC Theatres	—
Augusta Mall(2)	Augusta, GA	1,066,825	406,602	Dillard’s, JCPenney, Macy’s, Sears, Dick’s Sporting Goods	—
Austin Bluffs Plaza	Colorado Springs, CO	109,402	109,402	—	2
Bailey Hills Village	Eugene, OR	11,887	11,887	N/A	N/A
Baskin Robbins	Idaho Falls, ID	1,814	1,814	N/A	N/A
Bay City Mall	Bay City, MI	522,765	207,114	JCPenney, Sears, Target, Younkers	—
Baybrook Mall	Friendswood (Houston), TX	1,243,398	342,789	Dillard’s, JCPenney, Macy’s, Sears	1
Bayshore Mall(2)	Eureka, CA	612,921	392,663	Gottschalks (5), Kohl’s (Macerich), Sears	—
Bayside Marketplace(2)	Miami, FL	220,093	220,093	N/A	N/A
Beachwood Place	Beachwood, OH	913,453	333,873	Dillard’s, Nordstrom, Saks Fifth Avenue	—
Bellis Fair	Bellingham (Seattle), WA	773,977	335,653	JCPenney, Kohl’s, Macy’s, Macy’s Home Store, Sears, Target	—
Birchwood Mall	Port Huron (Detroit), MI	787,497	331,268	GKC Theaters, JCPenney, Macy’s, Sears, Target, Younkers	—
Boise Plaza	Boise, ID	114,404	114,404	Albertson’s, Burlington Coat Factory	—
Boise Towne Plaza(3)	Boise, ID	116,677	116,677	Circuit City (5), Old Navy	1
Boise Towne Square(2)	Boise, ID	1,093,870	423,841	Dillard’s, JCPenney, Macy’s, Sears	1
Brass Mill Center	Waterbury, CT	986,333	328,994	Burlington Coat Factory, JCPenney, Macy’s, Regal Cinemas, Sears	1
Brass Mill Commons	Waterbury, CT	197,033	197,033	Barnes & Noble, Hometown Buffet, Michael’s, Officemax, Toys R Us	1
The Boulevard Mall	Las Vegas, NV	1,175,668	387,632	JCPenney, Macy’s, Sears	1
Burlington Town Center(2)	Burlington, VT	304,017	157,264	Macy’s	—
Cache Valley Mall	Logan, UT	319,320	173,488	Dillard’s, Dillard’s Men’s & Home, JCPenney	—
Cache Valley Marketplace	Logan, UT	179,996	179,996	Home Depot, Olive Garden, T.J. Maxx	—
Canyon Point Village Center	Las Vegas, NV	57,229	57,229	N/A	N/A
Capital Mall	Jefferson City, MO	564,224	331,147	Dillard’s, JCPenney, Sears	—
Century Plaza	Birmingham, AL	755,573	269,617	Sears	3
Chapel Hills Mall	Colorado Springs, CO	1,202,604	407,165	Dick’s Sporting Goods, Dillard’s, JCPenney, Kmart, Macy’s, Mervyn’s, Sears	—
Chico Mall	Chico, CA	497,013	174,885	Gottschalks (5), JCPenney, Sears	1
Chula Vista Center	Chula Vista (San Diego), CA	870,282	282,145	JCPenney, Macy’s, Sears, Ultrastar Theaters	1
Coastland Center	Naples, FL	922,391	332,001	Dillard’s, JCPenney, Macy’s, Sears	—
Collin Creek	Plano, TX	1,118,152	328,069	Amazing Jakes, Dillard’s, JCPenney, Macy’s, Sears	—
Colony Square Mall	Zanesville, OH	492,001	245,219	Cinemark, Elder-Beerman, JCPenney, Sears	—
Columbia Mall	Columbia, MO	727,142	306,082	Dillard’s, JCPenney, Sears, Target	—
Columbiana Centre	Columbia, SC	824,870	265,893	Belk, Dillard’s, JCPenney, Sears	—

		GLA
			Mall and	Anchors/Significant	Anchor
Name of Center	Location(1)	Total	Freestanding	Tenants	Vacancies

Coral Ridge Mall	Coralville (Iowa City), IA	1,077,612	422,447	Dillard’s, JCPenney, Scheel’s, Sears, Target, Younkers	—
Coronado Center(2)	Albuquerque, NM	1,150,058	375,729	Barnes & Noble, JCPenney, Macy’s, Sears, Target	1
Cottonwood Mall	Holladay, UT	220,954	6,600	Macy’s	—
Cottonwood Square(2)	Salt Lake City, UT	77,079	77,079	—	1
Country Hills Plaza	Ogden, UT	137,897	137,897	Smith’s Food King	1
The Crossroads	Portage (Kalamazoo), MI	770,539	267,579	JCPenney, Macy’s, Mervyn’s, Sears	—
Crossroads Center	St. Cloud, MN	885,708	280,028	JCPenney, Macy’s, Scheel’s, Sears, Target	—
Cumberland Mall	Atlanta, GA	1,022,219	374,235	Costco, Macy’s, Sears	—
Deerbrook Mall	Humble (Houston), TX	1,197,551	399,573	AMC Theatres, Dillard’s, JCPenney, Sears	2
Division Crossing	Portland, OR	100,760	100,760	Rite Aid, Safeway	—
Eagle Ridge Mall	Lake Wales (Orlando), FL	624,910	229,455	Dillard’s, JCPenney, Recreation Station, Regal Cinemas, Sears	—
Eastridge Mall	San Jose, CA	1,302,927	468,533	AMC 15, Bed Bath & Beyond, JCPenney, Macy’s, Sears, Sport Chalet	—
Eastridge Mall	Casper, WY	575,107	285,311	JCPenney, Macy’s, Sears, Target	—
Eden Prairie Center	Eden Prairie (Minneapolis), MN	1,134,483	325,480	AMC Theatres, Kohl’s, Sears, Target, Von Maur, JCPenney	—
Fallbrook Center(2)	West Hills (Los Angeles), CA	853,398	853,398	24 Hour Fitness, DSW Shoe Warehouse, Home Depot, Kohl’s, Macerich (Md Realty, LLC), Michael’s, Old Navy, Party City, Petco Supplies & Fish	2
Faneuil Hall Marketplace(2)	Boston, MA	195,647	195,647	N/A	N/A
Fashion Place(2)	Murray, UT	888,803	322,830	Dillard’s, Nordstrom, Sears	—
Fashion Show	Las Vegas, NV	1,893,602	526,988	Bloomingdale’s Home, Dillard’s, Macy’s, Neiman Marcus, Nordstrom, Saks Fifth Avenue	2
Foothills Mall	Fort Collins, CO	805,698	465,601	Macy’s, Sears, Ross Dress For Less, Sunwest - Safeway	2
Fort Union(2)	Midvale (Salt Lake City), UT	32,968	32,968	N/A	N/A
Four Seasons Town Centre	Greensboro, NC	1,119,063	477,047	Belk, Dillard’s, JCPenney	—
Fox River Mall	Appleton, WI	1,207,948	519,311	Cost Plus World Market, David’s Bridal, DSW Shoe Warehouse, Factory Card Outlet, JCPenney, Macy’s, Scheel’s, Sears	1
Fremont Plaza(2)	Las Vegas, NV	115,895	115,895	Asian Seafood & Grocery, CVS	—
The Gallery at Harborplace	Baltimore, MD	132,382	132,382	N/A	N/A
Gateway Crossing Shopping Center	Bountiful (Salt Lake City), UT	183,526	183,526	All A Dollar, Barnes & Noble, T.J. Maxx	—
Gateway Mall	Springfield, OR	817,103	335,397	Ashley Furniture Homestore, Kohl’s, Movies 12, Oz Fitness, Ross Dress For Less, Sears, Target	—
Gateway Overlook	Columbia, MD	529,985	529,985	Best Buy, Costco, Golf Galaxy, Loehmann’s, Lowe’s	1
Glenbrook Square	Fort Wayne, IN	1,224,197	447,327	JCPenney, Macy’s, Sears	1
Governor’s Square(2)	Tallahassee, FL	1,021,411	329,806	Dillard’s, JCPenney, Macy’s, Sears	—
The Grand Canal Shoppes	Las Vegas, NV	499,692	465,278	N/A	N/A
Grand Teton Mall	Idaho Falls, ID	541,246	217,321	Dillard’s, JCPenney, Macy’s, Sears	—
Grand Teton Plaza	Idaho Falls, ID	93,274	93,274	Best Buy, Petsmart, Ross Dress For Less	1

		GLA
			Mall and	Anchors/Significant	Anchor
Name of Center	Location(1)	Total	Freestanding	Tenants	Vacancies

Grand Traverse Mall	Traverse City, MI	591,129	277,738	GKC Theaters, JCPenney, Macy’s, Target	—
Greenwood Mall	Bowling Green, KY	842,713	413,660	Dillard’s, JCPenney, Macy’s, Sears	—
Halsey Crossing(2)	Gresham (Portland), OR	99,438	99,438	Safeway	—
Harborplace(2)	Baltimore, MD	145,529	145,529	N/A	N/A
Hulen Mall	Ft. Worth, TX	948,969	352,399	Dillard’s, Macy’s, Sears	—
Jordan Creek Town Center	West Des Moines, IA	1,290,205	748,506	Century Theatres, Dillard’s, Scheel’s, Younkers, Aveda Institute Des Moines, Bed Bath & Beyond, Best Buy, DSW Shoe Warehouse	1
Knollwood Mall	St. Louis Park (Minneapolis), MN	462,734	166,511	Cub Foods, Kohl’s, T.J. Maxx	1
Lakeland Square	Lakeland (Orlando), FL	884,484	274,446	Burlington Coat Factory, Dillard’s, Dillard’s Men’s & Home, JCPenney, Macy’s, Sears	—
Lakeside Mall	Sterling Heights, MI	1,520,147	499,429	JCPenney, Lord & Taylor, Macy’s, Macy’s Mens & Home, Sears	—
Lakeview Square	Battle Creek, MI	554,970	263,377	JCPenney, Macy’s, Sears	—
Landmark Mall(2)	Alexandria (Washington, D.C.), VA	859,908	300,971	Lord & Taylor, Macy’s, Sears	—
Lansing Mall(2)	Lansing, MI	835,264	412,094	JCPenney, Macy’s, T.J. Maxx, Younkers	1
Lincolnshire Commons	Lincolnshire (Chicago), IL	117,518	117,518	DSW Shoe Warehouse	—
Lockport Mall	Lockport, NY	90,734	90,734	The Bon Ton	—
Lynnhaven Mall	Virginia Beach, VA	1,285,231	449,784	AMC Theatres, Dick’s Sporting Goods, Dillard’s, JCPenney, Macy’s	2
The Maine Mall	South Portland, ME	1,018,340	386,279	Best Buy, Chuck E Cheese, JCPenney, Macy’s, Sears, Sports Authority	2
Mall at Sierra Vista	Sierra Vista, AZ	365,853	134,583	Cinemark, Dillard’s, Sears	—
The Mall in Columbia	Columbia, MD	1,423,772	623,604	JCPenney, Lord & Taylor, Macy’s, Nordstrom, Sears	—
Mall of Louisiana	Baton Rouge, LA	1,552,661	745,179	Borders Books & Music, Circuit City (5), Dillard’s, JCPenney, Macy’s, Pottery Barn, Sears, Dick’s Sporting Goods, DSW Shoe Warehouse, Ulta	—
Mall of the Bluffs	Council Bluffs (Omaha, NE), IA	701,397	375,175	Dillard’s, Hy-Vee, Sears, Target	1
Mall St. Matthews(2)	Louisville, KY	1,087,766	352,061	Dillard’s, Dillard’s Men’s & Home, JCPenney	1
Mall St. Vincent(2)	Shreveport, LA	532,801	184,801	Dillard’s, Sears	—
Market Place Shopping Center	Champaign, IL	1,043,233	507,487	Bergner’s, JCPenney, Macy’s, Sears	—
Mayfair	Wauwatosa (Milwaukee), WI	1,115,579	496,195	AMC Theatres, Barnes & Noble, Boston Store, Macy’s	—
Meadows Mall	Las Vegas, NV	944,603	307,750	Dillard’s, JCPenney, Macy’s, Sears	—
Mondawmin Mall	Baltimore, MD	362,297	295,597	Shoppers Food And Pharmacy	—
Moreno Valley Mall	Moreno Valley (Riverside), CA	1,064,329	338,095	Harkins Theatre, JCPenney, Macy’s, Sears, Steve & Barry’s(5)	1
Newgate Mall	Ogden (Salt Lake City), UT	724,915	252,781	Cinemark Tinseltown 14, Dillard’s, Macerich (Md Realty, LLC), Sears, Sports Authority	—
NewPark Mall	Newark (San Francisco), CA	1,116,932	373,326	JCPenney, Macy’s, Sears, Target	1
North Plains Mall	Clovis, NM	303,197	109,116	Beall’s, Dillard’s, JCPenney, Sears	—

		GLA
			Mall and	Anchors/Significant	Anchor
Name of Center	Location(1)	Total	Freestanding	Tenants	Vacancies

North Point Mall	Alpharetta (Atlanta), GA	1,375,971	409,684	Belk, Dillard’s, JCPenney, Macy’s, Sears	1
North Star Mall	San Antonio, TX	1,252,780	427,908	Dillard’s, Macy’s, Saks Fifth Avenue	1
North Temple Shops(4)	Salt Lake City, UT	10,181	10,181	N/A	N/A
Northgate Mall	Chattanooga, TN	799,147	333,827	Belk, Belk Home Store, JCPenney, Sears, T.J. Maxx	—
Northridge Fashion Center	Northridge (Los Angeles), CA	1,479,664	558,852	JCPenney, Macy’s, Pacific Theatres, Sears	1
NorthTown Mall	Spokane, WA	1,043,114	411,620	Bumpers, Inc, JCPenney, Kohl’s, Macy’s, Regal Cinemas, Sears, Steve & Barry’s(5)	—
Oak View Mall	Omaha, NE	861,137	256,877	Dillard’s, JCPenney, Sears, Younkers	—
Oakwood Center	Gretna, LA	759,325	241,931	Dillard’s, JCPenney, Sears	—
Oakwood Mall	Eau Claire, WI	812,545	327,469	JCPenney, Macy’s, Scheel’s, Sears, Younkers	—
Oglethorpe Mall	Savannah, GA	943,902	363,754	Belk, JCPenney, Macy’s, Macy’s Junior, Sears, Stein Mart	—
Orem Plaza Center Street	Orem, UT	90,218	90,218	Chuck E Cheese, Robert’s Crafts	—
Orem Plaza State Street	Orem, UT	27,603	27,603	N/A	N/A
Oviedo Marketplace	Oviedo, FL	940,522	275,593	Bed Bath & Beyond, Dillard’s, Macy’s, Regal Cinemas, Sears	—
Owings Mills Mall	Owings Mills, MD	1,071,357	424,320	Ifl Furniture, Inc, JCPenney, Macy’s	1
Oxmoor Center(2)	Louisville, KY	917,281	270,071	Dick’s Sporting Goods, Macy’s, Sears, Von Maur	—
Paramus Park	Paramus, NJ	765,428	306,371	Macy’s, Sears	—
Park City Center	Lancaster (Philadelphia), PA	1,442,771	542,874	The Bon Ton, Boscov’s, JCPenney, Kohl’s, Sears	—
Park Place	Tucson, AZ	1,050,525	395,788	Century Theatres, Dillard’s, Macy’s, Sears	—
Park West	Peoria, AZ	178,667	114,538	Harkins Theatre	—
The Parks at Arlington	Arlington (Dallas), TX	1,515,149	432,210	AMC Theatres, Barnes & Noble, Circuit City (5), Dick’s Sporting Goods, Dillard’s, Forever 21, JCPenney, Macy’s, Sears	—
Peachtree Mall	Columbus, GA	818,227	309,612	Dillard’s, JCPenney, Macy’s	1
Pecanland Mall	Monroe, LA	945,167	329,731	Belk, Dillard’s, JCPenney, Sears, Burlington Coat Factory	—
Pembroke Lakes Mall	Pembroke Pines (Fort Lauderdale), FL	1,134,689	353,414	Dillard’s, Dillard’s Men’s & Home, JCPenney, Macy’s, Macy’s Home Store, Sears	—
Piedmont Mall	Danville, VA	700,280	148,542	Belk, Belk Men’s, JCPenney, Sears	1
Pierre Bossier Mall	Bossier City (Shreveport), LA	603,391	210,093	Dillard’s, JCPenney, Sears, Stage	1
Pine Ridge Mall(2)	Pocatello, ID	638,198	200,211	Dillard’s, JCPenney, Party Palace, Sears, Shopko	—
The Pines	Pine Bluff, AR	625,481	243,061	Dillard’s, Holiday Inn Express, JCPenney, Sears	1
Pioneer Place(2)	Portland, OR	363,066	282,066	Saks Fifth Avenue	—
Plaza 800(2)	Sparks (Reno), NV	72,431	72,431	Save Mart Supermarkets	—
Plaza 9400(2)	Sandy (Salt Lake City), UT	228,661	228,661	Albertson’s, Deseret Industries	1
Prince Kuhio Plaza(2)	Hilo, HI	503,490	267,370	Macy’s, Sears	1
Providence Place(2)	Providence, RI	1,264,641	505,536	Bed Bath & Beyond, Dave & Buster’s, JCPenney, Macy’s, Nordstrom, Old Navy, Providence Place Cinemas 16	—
Provo Towne Centre(3)	Provo, UT	792,542	222,473	Cinemark, Dillard’s, JCPenney, Sears	—

		GLA
			Mall and	Anchors/Significant	Anchor
Name of Center	Location(1)	Total	Freestanding	Tenants	Vacancies

Red Cliffs Mall	St. George, UT	385,487	119,650	Barnes & Noble, Dillard’s, JCPenney, Sears	—
Red Cliffs Plaza	St George, UT	57,304	57,304	Gold’s Gym, Sears	—
Regency Square Mall	Jacksonville, FL	1,384,353	525,347	Belk, Champs Sports/World Foot Locker, Dillard’s, Homeworks Furniture Center, JCPenney, Sears	—
Ridgedale Center	Minnetonka, MN	1,042,059	339,679	JCPenney, Macy’s Mens & Home, Macy’s Womens, Sears	—
Rio West Mall(2)(3)	Gallup, NM	508,501	327,368	Beall’s, JCPenney	1
River Falls Mall	Clarksville, IN	786,012	786,012	Bass Pro Shops Outdoor World, Dick’s Sporting Goods, Louisville Athletic Club, Old Time Pottery, Toys R Us	1
River Hills Mall	Mankato, MN	718,008	275,921	Herberger’s, JCPenney, Scheel’s, Sears, Target	—
River Pointe Plaza	West Jordan (Salt Lake City), UT	224,258	224,258	Shopko, Supervalu	—
Riverlands Shopping Center	Laplace (New Orleans), LA	176,909	176,909	Burke’s Outlet, Citi Trends, Matherne’s Supermarkets, Stage	—
Riverside Plaza	Provo, UT	176,189	176,189	Big Lots, Macey’s, Rite Aid	—
Rivertown Crossings	Grandville (Grand Rapids), MI	1,270,555	421,497	Celebration Cinemas, Dick’s Sporting Goods, JCPenney, Kohl’s, Macy’s, Old Navy, Sears, Younkers	—
Riverwalk Marketplace(2)	New Orleans, LA	190,568	190,568	N/A	N/A
Rogue Valley Mall	Medford (Portland), OR	639,217	251,779	JCPenney, Kohl’s, Macy’s, Macy’s Home Store	1
Saint Louis Galleria	St. Louis, MO	1,146,870	457,190	Dillard’s, Macy’s	1
Salem Center(2)	Salem, OR	638,837	200,837	JCPenney, Kohl’s, Macy’s, Nordstrom	—
The Shoppes at Buckland Hills	Manchester, CT	1,045,777	453,166	Dick’s Sporting Goods, JCPenney, Macy’s, Macy’s Mens & Home, Sears	—
The Shoppes at The Palazzo	Las Vegas, NV	362,179	277,436	Barneys New York	—
The Shops at Fallen Timbers	Maumee, OH	568,150	306,648	Dillard’s, JCPenney, Staybridge Suites	—
The Shops at La Cantera	San Antonio, TX	1,159,444	498,392	Dillard’s, Macy’s, Neiman Marcus, Nordstrom, Barnes and Nobles	—
Sikes Senter	Wichita Falls, TX	667,252	261,728	Dillard’s, JCPenney, Sears, Sikes Ten Theatres	—
Silver Lake Mall	Coeur D’ Alene, ID	324,818	108,454	JCPenney, Macy’s, Sears	1
Sooner Mall	Norman, OK	508,872	168,800	Dillard’s, JCPenney, Old Navy, Sears, Stein Mart	—
South Street Seaport(2)	New York, NY	284,742	252,723	Bodies, The Exhibition	—
Southlake Mall	Morrow (Atlanta), GA	1,014,335	274,083	JCPenney, Macy’s, Sears	1
Southland Center	Taylor, MI	904,048	276,011	Best Buy, JCPenney, Macy’s	1
Southland Mall	Hayward, CA	1,264,840	524,576	JCPenney, Kohl’s (Macerich), Macy’s, Sears	—
Southshore Mall(2)	Aberdeen, WA	273,289	139,514	JCPenney, Sears	—
Southwest Plaza(2)	Littleton (Denver), CO	1,336,584	637,223	Dick’s Sporting Goods, Dillard’s, JCPenney, Macy’s, Sears	1
Spokane Valley Mall(3)	Spokane, WA	726,706	307,622	JCPenney, Macy’s, Regal Act III, Sears	—
Spokane Valley Plaza(3)	Spokane, WA	132,048	132,048	Old Navy, Sportsman’s Warehouse, T.J. Maxx	1
Spring Hill Mall	West Dundee (Chicago), IL	1,363,202	630,407	Carson Pirie Scott, JCPenney, Kohl’s, Macy’s, Sears	1
Staten Island Mall	Staten Island, NY	1,275,412	604,323	Macy’s, Macy’s Annex II, Macy’s Home Store, Sears, JCPenny, Babies R Us	—

		GLA
			Mall and	Anchors/Significant	Anchor
Name of Center	Location(1)	Total	Freestanding	Tenants	Vacancies

Steeplegate Mall	Concord, NH	479,417	223,070	The Bon Ton, JCPenney, Sears	—
Stonestown Galleria	San Francisco, CA	852,554	424,261	Macy’s, Nordstrom	—
The Streets at Southpoint	Durham, NC	1,304,601	578,254	Barnes & Noble, Hudson Belk, JCPenney, Macy’s, Maggiano’s, Nordstrom, Pottery Barn, Sears, Urban Outfitters	—
Three Rivers Mall	Kelso, WA	425,470	232,237	JCPenney, Macy’s, Sears	1
Town East Mall	Mesquite (Dallas), TX	1,260,852	451,466	Dillard’s, JCPenney, Macy’s, Sears	—
Tucson Mall(2)	Tucson, AZ	1,199,509	476,245	Dillard’s, JCPenney, Macerich (Md Realty I, Llc), Macy’s, Sears	—
Twin Falls Crossing	Twin Falls, ID	37,680	37,680	Kalik Investors	—
Tysons Galleria	Mclean (Washington, D.C.), VA	819,583	307,650	Macy’s, Neiman Marcus, Saks Fifth Avenue	—
University Crossing	Orem, UT	206,064	206,064	Barnes & Noble, Fred Meyer - Burlington Coat, Officemax, Pier 1 Imports, Sears	—
Valley Hills Mall	Hickory, NC	933,700	322,184	Belk, Dillard’s, JCPenney, Sears	—
Valley Plaza Mall	Bakersfield, CA	1,034,705	431,427	Gottschalks(5), JCPenney, Macy’s, Sears	—
The Village at Redlands	Redlands, CA	172,925	77,866	Gottschalks(5)	—
The Village of Cross Keys	Baltimore, MD	74,172	74,172	N/A	N/A
Visalia Mall	Visalia, CA	439,824	182,824	Gottschalks(5), JCPenney	—
Vista Commons	Las Vegas, NV	98,730	98,730	N/A	N/A
Vista Ridge Mall	Lewisville (Dallas), TX	1,063,848	334,383	Cinemark, Dillard’s, JCPenney, Macy’s, Sears	—
Ward Centers	Honolulu, HI	731,350	688,689	Sports Authority	—
Washington Park Mall	Bartlesville, OK	357,155	162,859	Dillard’s, JCPenney, Sears	—
West Oaks Mall	Ocoee (Orlando), FL	1,059,023	358,267	AMC Theatres, Dillard’s, JCPenney, Sears	1
West Valley Mall	Tracy (San Francisco), CA	883,869	486,960	Gottschalks(5), JCPenney, Movies 14, Sears, Target	—
Westlake Center	Seattle, WA	96,553	96,553	N/A	N/A
Westwood Mall	Jackson, MI	507,859	136,171	Elder-Beerman, JCPenney, Wal-Mart	—
White Marsh Mall	Baltimore, MD	1,165,818	386,174	JCPenney, Macy’s, Macy’s Home Store, Sears, Sports Authority	1
White Mountain Mall	Rock Springs, WY	302,119	124,991	Flaming Gorge Harley Davidson, Herberger’s, JCPenney, State Of Wyoming	—
Willowbrook	Wayne, NJ	1,507,519	479,519	Bloomingdale’s, Lord & Taylor, Macy’s, Sears	—
Woodbridge Center	Woodbridge, NJ	1,647,861	562,826	Dick’s Sporting Goods, Fortunoff (5) , JCPenney, Lord & Taylor, Macy’s, Sears	—
The Woodlands Mall	Woodlands (Houston), TX	1,348,929	503,700	Dillard’s, JCPenney, Macy’s, Macy’s Children Store, Sears, The Woodlands Children’s Museum	—
Woodlands Village	Flaggstaff, AZ	91,810	91,810	—	—
Yellowstone Square	Idaho Falls, ID	221,937	221,937	D.A.R.E, Yellowstone Warehouse	1

		137,736,664	58,350,222		65

(1)	In certain cases, where a center is located in part of a larger metropolitan area, the metropolitan area is identified in parenthesis.

(2)	A portion of the property is subject to a ground lease.

(3)	Owned in a joint venture with independent, non-controlling minority investors.

(4)	This property was sold on February 4, 2009.

(5)	Occupancy beyond 12/31/2008 is uncertain due to pending bankruptcy.

Unconsolidated Retail Properties

			GLA
		Ownership		Mall and		Anchor
Name of Center	Location(1)	Interest	Total	Freestanding	Anchors/Significant Tenants	Vacancies

Alderwood	Lynnwood (Seattle), WA	50.5%	1,273,384	502,833	JCPenney, Loews Cineplex, Macy’s, Nordstrom, Sears	—
Altamonte Mall	Altamonte Springs (Orlando), FL	50	1,151,965	473,417	Dillard’s, JCPenney, Macy’s, Sears	—
Arrowhead Towne Center	Glendale, AZ	33.33	1,205,814	351,277	AMC Theatres, Dillard’s, JCPenney, Macy’s, Mervyn’s, Sears	—
Bangu Shopping	Rio de Janeiro, Rio de Janeiro (Brazil)	34	473,461	322,788	Leader Magazine, C&A, Lojas Americanas, Kalunga, Leroy Merlin	—
Bridgewater Commons	Bridgewater, NJ	35	984,135	448,246	AMC Theatres, Bloomingdale’s, Lord & Taylor, Macy’s	—
Carioca Shopping	Rio de Janeiro, Rio de Janeiro (Brazil)	20	235,427	126,665	Leader Magazine, Marisa, Lojas Americanas, Casa E Video, Cinemark, Extra, C&A	—
Carolina Place	Pineville (Charlotte), NC	50.5	1,162,215	357,299	Barnes & Noble, Belk, Dillard’s, JCPenney, Macy’s, Sears	—
Caxias Shopping	Rio de Janeiro, Rio de Janeiro (Brazil)	20	275,571	158,975	C & C, Riachuelo, C & A, Renner	—
Center Point Plaza	Las Vegas, NV	50	144,635	70,299	Albertson’s, Beauty Center Salon Super Store	—
Christiana Mall	Newark, DE	50	908,909	312,480	Barnes & Noble, JCPenney, Macy’s, Target	—
Clackamas Town Center	Happy Valley, OR	50	1,347,043	469,498	Barnes & Noble, Century Theatres, JCPenney, Macy’s, Macy’s Home Store, Nordstrom, Sears	—
Espark Mall	Eskisehir, Turkey	50	467,600	342,299	Mars Sinema Tur. Ve Sportif Tesisler Işletmeciliği A.Ş., Migros Turk T.A.Ş., Ms Istanbul Yönetim Hizmetleri Ltd Sti	—
First Colony Mall	Sugar Land, TX	50	1,116,756	497,708	Dillard’s, Dillard’s Men’s & Home, JCPenney, Macy’s	—
Florence Mall	Florence (Cincinnati, OH), KY	50	958,437	406,030	JCPenney, Macy’s, Macy’s Home Store, Sears	—
Galleria at Tyler(2)	Riverside, CA	50	1,173,169	551,461	JCPenney, Macy’s, Nordstrom	1
Glendale Galleria(2)	Glendale, CA	50	1,319,045	514,807	JCPenney, Macy’s, Nordstrom, Target	1
Highland Mall(2)	Austin, TX	50	1,116,890	398,149	Austin Leasehold Investors, Dillard’s, Dillard’s Men’s, Macy’s	—
Kenwood Towne Centre(2)	Cincinnati, OH	50	997,672	494,187	Dillard’s, Macy’s	—
Lake Mead & Buffalo Partners Village Center	Las Vegas, NV	50	150,948	73,583	.99 Cent Store, Vons	—
Mizner Park(2)	Boca Raton, FL	50	271,474	160,652	Mizner Park Cinema, Liberties Bookstore, Zed 451, Robb & Stucky	—
Montclair Plaza	Montclair (San Bernadino), CA	50.5	1,346,330	548,753	JCPenney, Macy’s, Nordstrom, Sears, Circuit City (3) , Ninety Nine Cent Only Store	3
Natick Collection	Natick (Boston), MA	50	1,645,052	697,402	JCPenney, Lord & Taylor, Macy’s, Sears, Neiman Marcus, Nordstrom	—

			GLA
		Ownership		Mall and		Anchor
Name of Center	Location(1)	Interest	Total	Freestanding	Anchors/Significant Tenants	Vacancies

Neshaminy Mall	Bensalem, PA	50	1,019,623	291,563	AMC Theatres, Barnes & Noble, Boscov’s, Macy’s, Sears	—
Northbrook Court	Northbrook (Chicago), IL	50.5	989,101	373,182	AMC Theatres, Lord & Taylor, Macy’s, Neiman Marcus	—
Oakbrook Center	Oak Brook (Chicago), IL	47.46	2,080,903	797,891	Barnes & Noble, Bloomingdale’s Home, Crate & Barrel, Lord & Taylor, Macy’s, Neiman Marcus, Nordstrom, Sears	—
The Oaks Mall	Gainesville, FL	51	906,188	348,321	Belk, Dillard’s, JCPenney, Macy’s, Sears	—
Otay Ranch Town Center	Chula Vista (San Diego), CA	50	636,516	496,516	Macy’s, Rei	—
Park Meadows	Lone Tree, CO	35	1,553,476	619,506	Arhaus Furniture, Crate & Barrel, Dick’s Sporting Goods, Dillard’s, JCPenney, Macy’s, Nordstrom	—
Perimeter Mall	Atlanta, GA	50	1,568,956	515,682	Bloomingdale’s, Dillard’s, Macy’s, Nordstrom	—
Pinnacle Hills Promenade	Rogers, AR	50	806,261	499,360	Bed Bath & Beyond, Gordmans, Petsmart, T.J. Maxx, Dillard’s, JCPenney, Malco Theatre	3
Quail Springs Mall	Oklahoma City, OK	50	1,139,472	354,672	AMC Theatres, Dillard’s, JCPenney, Macy’s, Sears	—
Riverchase Galleria	Hoover (Birmingham), AL	50	1,561,233	512,326	Belk, Belk Home Store, JCPenney, Macy’s, Sears	3
Santana Parque Shopping	Sao Paulo, Sao Paulo (Brazil)	25	285,667	208,205	Lojas Americanas, Casas Bahia, C&A, Renner, Ponto Frio, Uci	—
The Shoppes at River Crossing	Macon, GA	50	635,403	302,184	Belk, Circuit City (5) , Dick’s Sporting Goods, Dillard’s, DSW Shoe Warehouse, Ulta	—
Shopping Grande Rio	Rio de Janeiro, Rio de Janeiro (Brazil)	12	330,353	231,102	Leader Magazine, Lojas Americanas, Renner, C&A, Casa&Video, Casa Show, Extra	—
Shopping Iguatemi Salvador	Salvador, Bahia (Brazil)	15	604,037	465,875	Lojas Americanas, Renner, Riachuelo, C&A, C&A Modas, Riachuelo Ii	—
Shopping Iguatemi	Campina Grande, Paraiba (Brazil)	15	186,796	59,583	Bompreco S/A, Insinuante, Lojas Americanas, Marisa, Riachuelo, Gamestation, Cine Sercla	—
Shopping Leblon	Rio de Janeiro, Rio de Janeiro (Brazil)	21	246,870	181,004	Zara, Livraria Da Travessa, Renner, Le Lis Blanc Deux, Cinema	—
Shopping Santa Ursula	Ribeirão Preto, Brazil	18	258,797	144,996	Cia Express, Lojas Americanas, Riachuelo, Supermercados Gimenes	—
Shopping Taboao	Taboao da Serra, Sao Paulo (Brazil)	19	380,265	225,696	Lojas Americanas, Marisa, Renner, Riachuelo, Telha Norte, Besni, C&A, Carrefour	—
Silver City Galleria	Taunton (Boston), MA	50	1,008,741	354,704	Best Buy, Dick’s Sporting Goods, JCPenney, Macy’s, Sears, Silver City Cinemas	3
Stonebriar Centre	Frisco (Dallas), TX	50	1,650,611	529,392	AMC Theatres, Barnes & Noble, Dave & Buster’s, Dick’s Sporting Goods, Dillard’s, JCPenney, Macy’s, Nordstrom, Sears	—
Supershopping Osasco	São Paulo, Brazil	15	188,035	130,444	Renner, Cinema Kinoplex	—

			GLA
		Ownership		Mall and		Anchor
Name of Center	Location(1)	Interest	Total	Freestanding	Anchors/Significant Tenants	Vacancies

Superstition Springs Center(2)	East Mesa (Phoenix), AZ	33.3	1,081,986	363,816	Dillards, JCPenny, JCPenny Home Store, Macy’s, Mervyn’s, Sears	—
Towson Town Center	Towson, MD	35	1,008,024	553,954	Crate & Barrel, Macy’s, Nordstrom	—
The Trails Village Center	Las Vegas, NV	50	174,660	92,145	Longs Drugs, Vons	—
Via Parque Shopping	Rio de Janeiro, Rio de Janeiro (Brazil)	42	580,568	205,405	Kalunga, Leader, Lojas Americanas, Marisa E Familia, Renner, Cine Via Parque, Citibank Hall, Casas Bahia, Ponto Frio, C&C Casa E Construção, Casa E Vídeo	—
Village of Merrick Park(2)	Coral Gables, FL	40	722,702	392,702	Neiman Marcus, Nordstrom	—
Water Tower Place	Chicago, IL	51.65	667,139	290,281	American Girl, Forever 21, Macy’s	—
Westroads Mall	Omaha, NE	51	1,069,731	383,077	Dick’s Sporting Goods, JCPenney, Rave Digital Media, Von Maur, Younkers	—
Whaler’s Village	Lahaina, HI	50	111,332	111,332	N/A	N/A
Willowbrook Mall	Houston, TX	50	1,381,633	397,261	Dillard’s, JCPenney, Macy’s, Sears	—

			44,561,011	18,710,985		14

(1)	In certain cases, where a center is located in part of a larger metropolitan area, the metropolitan area is identified in parenthesis.
(2)	A portion of the property is subject to a ground lease.
(3)	Occupancy beyond 12/31/2008 is uncertain due to pending bankruptcy.

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

The following table indicates the parent company of certain Anchors and sets forth the number of stores and square feet owned or leased by each Anchor in the Retail Portfolio as of December 31, 2008.

	Consolidated		Unconsolidated		Total
	Total	Square Feet	Total	Square Feet	Total	Square Feet
	Stores	(000’s)	Stores	(000’s)	Stores	(000’s)

Macy’s, Inc.
Bloomingdale’s, including Home	2	360	3	465	5	825
David’s Bridal	1	10	—	—	1	10
Macy’s, including Mens, Womens, Children and Home	103	16,285	37	6,868	140	23,153

Total Macy’s, Inc.	106	16,655	40	7,333	146	23,988

Sears Holdings Corporation
Sears	114	16,168	15	2,603	129	18,771
Kmart	1	88	—	—	1	88

Total Sears Holdings Corporation	115	16,256	15	2,603	130	18,859

Bon-Ton Department Stores, Inc.
Bergner’s	1	154	—	—	1	154
The Bon-Ton	2	267	—	—	2	267
Boston Store	1	211	—	—	1	211
Carson Pirie Scott	1	138	—	—	1	138
Elder-Beerman	3	142	—	—	3	142
Herberger’s	3	209	—	—	3	209
Younkers	9	1,010	1	173	10	1,183

Total Bon-Ton Department Stores, Inc.	20	2,131	1	173	21	2,304

JCPenney Company, Inc.	111	12,767	20	3,042	131	15,809
Dillard’s Inc.	67	10,885	16	2,987	83	13,872
Nordstrom, Inc.	9	1,455	13	2,185	22	3,640
Target Corporation	16	1,903	2	370	18	2,273
Belk, Inc.	13	1,596	5	595	18	2,191
NRDC Equity Partners Fund III (d.b.a. Lord & Taylor)	5	643	4	471	9	1,114
The Neiman Marcus Group, Inc.	3	460	5	590	8	1,050
American Multi-Cinema, Inc.	8	641	5	395	13	1,036
Dick’s Sporting Goods, Inc.	9	662	5	346	14	1,008
Others	134	8,193	30	1,262	164	9,455

Grand Total	616	74,247	161	22,352	777	96,599

Lease Expirations

The following table indicates various lease expiration information related to the minimum rent for our leases at December 31, 2008. See Note 2 for our accounting policies for revenue recognition from our tenant leases and Note 8 for the future minimum rentals of our operating leases.

			% of Total
		Total Minimum	Minimum Rent	Number of	Total Area
Year	Total Minimum Rent	Rent Expiring	Expiring	Leases Expiring	Expiring
	(In thousands)	(In thousands)			(Square feet in thousands)

2009	$1,628,247	$62,611	3.8%	1,695	6,277
2010	1,508,646	71,121	4.7%	2,021	7,799
2011	1,350,294	68,695	5.1%	1,708	8,422
2012	1,178,001	70,392	6.0%	1,782	9,007
2013	1,025,863	55,796	5.4%	1,436	6,198
Subsequent	$3,570,509	$3,570,509	100.0%	6,118	40,491

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

No matters were submitted to a vote of GGP’s stockholders during the fourth quarter of 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

GGP’s common stock is listed on the New York Stock Exchange (“NYSE”) and is traded under the symbol “GGP.” As of February 20, 2009, our common stock was held by 3,304 stockholders of record.

The following table summarizes the quarterly high and low sales prices per share of our common stock as reported by the NYSE.

	Stock Price
Quarter Ended	High	Low

2008
December 31	$15.00	$0.24
September 30	35.17	13.37
June 30	44.23	34.75
March 31	42.31	30.20
2007
December 31	$57.84	$39.31
September 30	55.20	42.40
June 30	65.89	51.36
March 31	67.43	51.16

The following table summarizes quarterly distributions per share of our common stock.

Record
Declaration Date	Date	Payment Date	Amount

2008
July 7	July 17	July 31.50
April 4	April 16	April 30.50
January 7	January 17	January 31.50
2007
October 4	October 17	October 31.50
July 5	July 17	July 31.45
April 4	April 13	April 28.45
January 6	January 17	January 31.45

Payment of the quarterly dividend was suspended as of October 1, 2008. There can be no assurance as to when dividends will be reinstated.

There were no repurchases of our common stock during the quarter ended December 31, 2008.

See Note 12 for information regarding redemptions of Common Units for common stock and Note 10 for information regarding shares of our common stock that may be issued under our equity compensation plans as of December 31, 2008.

Item 6.	Selected Financial Data

The following table sets forth selected financial data which is derived from, and should be read in conjunction with, the Consolidated Financial Statements and the related Notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report.

	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)

Operating Data
Revenues	$3,361,525	$3,261,801	$3,256,283	$3,072,704	$1,799,881
Depreciation and amortization	(759,930)	(670,454)	(690,194)	(672,914)	(364,854)
Other operating expenses	(1,373,024)	(1,513,486)	(1,377,637)	(1,340,806)	(693,735)
Interest expense, net	(1,296,299)	(1,165,456)	(1,105,852)	(1,020,825)	(468,958)
(Provision for) benefit from income taxes	(23,461)	294,160	(98,984)	(51,289)	(2,383)
Minority interest	(9,145)	(77,012)	(37,761)	(43,989)	(105,274)
Equity in income of unconsolidated affiliates	80,594	158,401	114,241	120,986	88,191

(Loss) income from continuing operations	(19,740)	287,954	60,096	63,867	252,868
Income (loss) from discontinued operations, net	46,000	—	(823)	11,686	14,984

Net income available to common stockholders	$26,260	$287,954	$59,273	$75,553	$267,852

Basic earnings per share:
Continuing operations	$(0.08)	$1.18	$0.25	$0.27	$1.15
Discontinued operations	0.18	—	—	0.05	0.07

Total basic earnings per share	$0.10	$1.18	$0.25	$0.32	$1.22

Diluted earnings per share:
Continuing operations	$(0.08)	$1.18	$0.24	$0.27	$1.15
Discontinued operations	0.18	—	—	0.05	0.06

Total diluted earnings per share	$0.10	$1.18	$0.24	$0.32	$1.21

Distributions declared per share	$1.50	$1.85	$1.68	$1.49	$1.26

Balance sheet Data
Investment in real estate assets — cost	$31,733,578	$30,449,086	$26,160,637	$25,404,891	$25,254,333
Total assets	29,557,330	28,814,319	25,241,445	25,307,019	25,718,625
Total debt	24,853,313	24,282,139	20,521,967	20,418,875	20,310,947
Preferred minority interests	121,232	121,482	182,828	205,944	403,161
Common minority interests	387,616	351,362	347,753	430,292	551,282
Stockholders’ equity	1,754,748	1,456,696	1,664,097	1,932,918	2,143,150

	2008	2007	2006	2005	2004
	(In thousands, except per share amounts)

Cash Flow Data
Operating activities	$556,441	$707,416	$816,351	$841,978	$719,376
Investing activities	(1,208,990)	(1,780,932)	(210,400)	(154,197)	(9,020,815)
Financing activities	722,008	1,075,911	(611,603)	(624,571)	8,330,343
Funds From Operations (1)
Operating Partnership	$858,863	$1,100,808	$902,361	$891,696	$766,164
Less: Allocation to Operating Partnership unitholders	(141,132)	(193,798)	(161,795)	(165,205)	(154,347)

GGP stockholders	$717,731	$907,010	$740,566	$726,491	$611,817

(1)	Funds From Operations (“FFO” as defined below) does not represent cash flow from operations as defined by Generally Accepted Accounting Principles (“GAAP”).

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

Reconciliation of FFO to Net Income Available to Common Stockholders

	2008	2007	2006	2005	2004
	(In thousands)

FFO:
General Growth stockholders	$717,731	$907,010	$740,566	$726,491	$611,817
Operating Partnership unitholders	141,132	193,798	161,795	165,205	154,347

Operating Partnership	858,863	1,100,808	902,361	891,696	766,164
Depreciation and amortization of capitalized real estate costs	(885,814)	(797,189)	(835,656)	(799,337)	(440,108)
Minority interest in depreciation of Consolidated Properties and other	3,330	3,199	8,401	(10,712)	(6,235)
Gains on dispositions from Unconsolidated Real Estate Affiliates	—	42,745	—	—	—
Minority interest to Operating Partnership unitholders	3,881	(61,609)	(15,010)	(17,780)	(66,953)

(Loss) income from continuing operations	(19,740)	287,954	60,096	63,867	252,868
Income (loss) from discontinued operations, net of minority interest	46,000	—	(823)	11,686	14,984

Net income available to common stockholders	$26,260	$287,954	$59,273	$75,553	$267,852

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

All references to numbered Notes are to specific footnotes to our Consolidated Financial Statements included in this Annual Report and which descriptions are incorporated into the applicable response by reference. The following discussion should be read in conjunction with such Consolidated Financial Statements and related Notes, especially our discussion of liquidity and going concern considerations in Note 1. Capitalized terms used, but not defined, in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) have the same meanings as in such Notes. See also the Glossary at the end of this Item 7 for definitions of selected terms used in this Annual Report.

Overview — Introduction

GGP is the owner or manager of over 200 regional shopping malls in 44 states and the owner of five master planned communities. We operate in two reportable business segments: Retail and Other and Master Planned Communities.

Since the third quarter of 2008, liquidity has been our primary issue. As of December 31, 2008, we had approximately $169 million of cash on hand. As of February 26, 2009, we have $1.18 billion in past due debt and an additional $4.09 billion of debt that could be accelerated by our lenders as discussed below.

The $900 million mortgage loans secured by our Fashion Show and The Shoppes at the Palazzo shopping centers (the “Fashion Show/Palazzo Loans”) matured on November 28, 2008. As we were unable to extend, repay or refinance these loans, on December 16, 2008, we entered into forbearance and waiver agreements with respect to these loan agreements, which expired on February 12, 2009. As of the date of this report we are in default with respect to these loans, but the lenders have not commenced foreclosure proceedings with respect to these properties. Additional past due loans include the $225 million Short Term Secured Loan which matured on February 1, 2009 and the $57.3 million mortgage loan secured by Chico Mall. The $95 million mortgage loan secured by the Oakwood Center, with an original scheduled maturity date of February 9, 2009, was extended to March 16, 2009.

The maturity date of each of the 2006 Credit Facility and the Secured Portfolio Facility could be accelerated by our lenders. As a result of the maturity of the Fashion Show/Palazzo Loans, we entered into forbearance agreements in December 2008 relating to each of the 2006 Credit Facility and Secured Portfolio Facility.

Pursuant and subject to the terms of the forbearance agreement related to the 2006 Credit Facility, the lenders agreed to waive certain identified events of default under the 2006 Credit Facility and forbear from exercising certain of the lenders’ default related rights and remedies with respect to such identified defaults until January 30, 2009. These defaults included, among others, the failure to timely repay the Fashion Show/Palazzo Loans. Without acknowledging the existence or validity of the identified defaults, we agreed that, during the forbearance period, without the consent of the lenders required under the 2006 Credit Facility and subject to certain “ordinary course of business” exceptions, we would not enter into any transaction that would result in a change in control, incur any indebtedness, dispose of any assets or issue any capital stock for other than fair market value, make any redemption or restricted payment, purchase any subordinated debt, or amend the CSA. In addition, we agreed that investments in TRCLP and its subsidiaries would not be made by non-TRCLP subsidiaries and their other subsidiaries, subject to certain ordinary course of business exceptions. We also agreed that certain proceeds received in connection with financings or capital transactions would be retained by the Company subsidiary receiving such proceeds. Finally, the forbearance agreement modified the 2006 Credit Facility to eliminate the obligation of the lenders to provide additional revolving credit borrowings, letters of credit and the option to extend the term of the 2006 Credit Facility.

On January 30, 2009, we amended and restated the forbearance agreement relating to the 2006 Credit Facility. Pursuant and subject to the terms of the amended and restated forbearance agreement, the lenders agreed to extend the period during which they would forbear from exercising certain of their default related rights and remedies with respect to certain identified defaults from January 30, 2009 to March 15, 2009. Without acknowledging or confirming the existence or occurrence of the identified defaults, we agreed to extend the covenants and restrictions contained in the original forbearance agreement and also agreed to certain additional covenants during the extended forbearance period. Certain termination events were added to the forbearance agreement, including foreclosure on certain potential mechanics liens prior to March 15, 2009 and certain cross defaults in respect of six loan agreements relating to the mortgage loans secured by each of the Oakwood, the Fashion Show/Palazzo and Jordan Creek shopping centers as well as certain additional portfolios of properties.

Pursuant and subject to the terms of the forbearance agreement related to the Secured Portfolio Facility, the lenders agreed to waive certain identified events of default under the Secured Portfolio Facility and forbear from exercising certain of the lenders’ default related rights and remedies with respect to such identified defaults until January 30, 2009. These defaults included, among others, the failure to timely repay the Fashion Show/Palazzo Loans. On January 30, 2009, we amended and restated the forbearance agreement relating to the Secured Portfolio Facility. Pursuant and subject to the terms of the amended and restated forbearance agreement, the lenders agreed to waive certain identified events of default under the Secured Portfolio Facility and agreed to extend the period during which they would forbear from exercising certain of their default related rights and remedies with respect to certain identified defaults from January 30, 2009 to March 15, 2009. We did not acknowledge the existence or validity of the identified defaults.

As a condition to the lenders agreeing to enter into the forbearance agreements described above, we agreed to pay the lenders certain fees and expenses, including an extension fee to the lenders equal to five (5) basis points of the outstanding loan balance under the 2006 Credit Facility and Secured Portfolio Facility in connection with the amendment and restatement of the forbearance agreements relating to such loan facilities.

The expiration of the Fashion Show/Palazzo loan forbearance agreements permitted the lenders under our 2006 Credit Facility and Secured Portfolio Facility to elect to terminate the forbearance agreements related to those loan facilities. However, as of February 26, 2009, we have not received notice of any such termination, which is required under the terms of these forbearance agreements.

In addition, we have approximately $1.60 billion of consolidated property-specific mortgage loans scheduled to mature in the remainder of 2009. Finally, we have significant accounts payable and liens on our assets, and the imposition of additional liens may occur.

A total of $595 million of unsecured bonds issued by TRCLP are scheduled to mature in March and April 2009. Failure to pay these bonds at maturity, or a default under certain of our other debt, would constitute a default under these and other unsecured bonds issued by TRCLP having an aggregate outstanding balance of $2.25 billion as of December 31, 2008.

We do not have, and will not have, sufficient liquidity to make the principal payments on maturing or accelerated loans or pay our past due payables. We will not have sufficient liquidity to repay any outstanding loans and other obligations unless we are able to refinance, restructure, amend or otherwise replace the Fashion Show/Palazzo Loans, 2006 Credit Facility, Secured Portfolio Facility, other mortgage loans maturing in 2009 and the unsecured bonds issued by TRCLP which are due in 2009.

Our liquidity is also dependent on cash flows from operations, which are affected by the severe weakening of the economy. The downturn in the domestic retail market has resulted in reduced tenant sales and increased tenant bankruptcies, which in turn affects our ability to generate rental revenue. In addition, the rapid and deep deterioration of the housing market, with new housing starts currently at a fifty year low, negatively affects our ability to generate income through the sale of residential land in our master planned communities. See “Risk Factors — Business Risks” for a further discussion of how current economic conditions affect our business.

We have undertaken a review of all strategic and financing alternatives available to the Company. We have a continuing dialogue with our syndicates of lenders for our 2006 Credit Facility and Secured Portfolio Facility. We have also initiated conversations with the holders of the TRLCP bonds. Our ability to continue as a going concern is dependent upon our ability to refinance, extend or otherwise restructure our debt, and there can be no assurance that we will be able to do so. We have retained legal and financial advisors to help us implement a restructuring plan. Any such restructuring may be required to occur under court supervision pursuant to a voluntary bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code. See “Risk Factor—Bankruptcy Risks.” Our independent auditors have included an explanatory paragraph in their report expressing substantial doubt as to our ability to continue as a going concern.

The average closing price of our common stock has been less than $1.00 over a consecutive 30 trading-day period. As a result, we may be notified by the NYSE that we fail to meet the criteria for continued listing on the exchange. We must respond to the NYSE within ten business days of receipt of any such notice to inform the exchange that we intend to cure this deficiency, and generally would have six months from the receipt of any such notice to bring our stock price and average 30 trading-day average stock price above $1.00. See “Risk Factors.”

Based on the results of our evaluations for impairment (Note 2), we recognized impairment charges of $7.8 million in the third quarter of 2008 related to our Century Plaza (Birmingham, Alabama) operating property and $4.0 million in the fourth quarter of 2008 related to our SouthShore Mall (Aberdeen, Washington) operating property. We also recognized impairment charges of $31.7 million throughout 2008 related to the write down of various pre-development costs that were determined to be non-recoverable due to the related projects being terminated. We recognized similar impairment charges for pre-development projects in the amount of $2.9 million in 2007 and $4.3 million in 2006. In addition, in the fourth quarter of 2008, Based on the most current information available to us, we recognized an impairment charge related to allocated goodwill of $32.8 million. A 50 basis point increase in the capitalization rates used to estimate fair value would have resulted in a $53.6  million increase in the goodwill impairment recognized.

In the fourth quarter of 2008 we suspended our cash dividend and halted or slowed nearly all development and redevelopment projects other than those that were substantially complete, could not be deferred as a result of contractual commitments, and joint venture projects. During 2008, we systematically engaged in cost reduction or efficiency programs, and reduced our workforce from 2007 levels by over 20%.

During 2008, in four separate transactions, we sold three office buildings and two office parks consisting of eight office buildings (Note 4) for an aggregate purchase price of approximately $145 million, including debt assumed of approximately $84 million, resulting in an aggregate gain of $46.0 million.

Overview — Retail and Other Segment

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

We seek to increase cash flow and real estate net operating income of our retail and office rental properties through proactive property management and leasing (including tenant remerchandising) and operating cost reductions. Some of the actions that we take to increase productivity include changing the tenant mix, adding vendor carts or kiosks and, subject to capital constraints, renovations of centers.

We believe that the most significant operating factor affecting incremental cash flow and real estate net operating income is increased rents earned from tenants at our properties. These rental revenue increases are primarily achieved by:

•	Renewing expiring leases and re-leasing existing space at rates higher than expiring or existing rates

•	Increasing occupancy at the properties so that more space is generating rent

•	Increased tenant sales in which we participate through overage rents

The following table summarizes selected operating statistics. Unless noted, all information is as of December 31, 2008.

	Consolidated	Unconsolidated	Company
	Centers	Centers	Portfolio(b)

Operating Statistics (a)
Space leased at centers not under redevelopment (as a %)	92.1%	93.9%	92.5%
Trailing 12 month total tenant sales per sq. ft.	$423	$489	$438
% change in total sales(c)	-3.8%	-5.6%	-4.2%
% change in comparable sales(c)	-3.4%	-5.9%	-3.8%
Mall and Freestanding GLA excluding space under redevelopment (in sq. ft.)	50,465,473	14,122,596	64,588,069
Certain Financial Information
Average annualized in place sum of rent and recoverable	$46.31	$56.44
common area costs per sq. ft.(d)(e)
Average sum of rent and recoverable common area costs per sq. ft. for new/renewal leases (excludes current year acquisitions)(d)(e)	$38.92	$56.02
Average sum of rent and recoverable common area costs per sq. ft. for leases expiring in current year (excludes current year acquisitions)(d)(e)	$33.68	$47.51

(a)	Data is for 100% of the mall and freestanding GLA in each portfolio, including those properties that are owned in part by Unconsolidated Real Estate Affiliates. Data excludes properties at which significant physical or merchandising changes have been made and miscellaneous (non-retail) properties.

(b)	Data presented in the column “Company Retail Portfolio” are weighted average amounts.

(c)	2007 data previously reported one month behind the reporting date due to tenant reporting timelines, but has been adjusted in 2008 for comparability.

(d)	Represents the sum of rent and recoverable common area costs.

(e)	Data includes a significant portion of short term leases on inline spaces that are leased for one year. Rent and recoverable common area costs related to these short term leases are typically much lower than those in long term leases.

The expansion and renovation of a property may also result in increased cash flows and operating income as a result of increased customer traffic, trade area penetration and improved competitive position of the property. As of December 31, 2008, we had the following five major approved redevelopment projects underway that are expected to open in 2009 through 2011 (see also Item 7):

Redevelopment:

•	Christiana Mall (50% owned) in Newark, Delaware

•	Fashion Place in Murray, Utah

•	Saint Louis Galleria in Saint Louis, Missouri

•	Tucson Mall in Tucson, Arizona

•	Ward Centers in Honolulu, Hawaii

We also develop retail centers from the ground-up. In March 2008, we opened The Shoppes at River Crossing in Macon, Georgia. This 750,600 square foot open-air center is anchored by Dillard’s and Belk. In October 2008, we opened Phase II of the Shops at La Cantera in San Antonio, Texas, a 300,000 square foot open-air shopping, dining and entertainment center. Also, during 2008 we opened the Nordstrom expansion at Ala Moana Center in Honolulu, Hawaii and Shopping Caxias in Rio de Janeiro, Brazil.

As of December 31, 2008, we had the following two major new retail development projects currently under construction, both of which are expected to open in 2009:

New:

•	Natick (50% owned) streetscape and parking deck in Natick (Boston), Massachusetts

•	Pinnacle Hills South (50% owned) in Rogers, Arkansas

Total expenditures (including our share of the Unconsolidated Real Estate Affiliates) for the projects listed above continuing redevelopment and new development projects were $478.7 million as of December 31, 2008. Completion of these projects under construction is subject to the availability of funds. See our further discussion in the Liquidity and Capital Resources section below.

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

The pace of land sales for standard residential lots has declined in recent periods. We expect diminished demand for residential land to continue.

As of December 31, 2008, there have been a cumulative 17 unit sales at our 215 unit Nouvelle at Natick residential condominium project. As the threshold for profit recognition on such sales has not yet been achieved, the $13.1 million of sales revenue received to date has been deferred and has been reflected within accounts payable, accrued expenses and other liabilities (Note 11). When such thresholds are achieved, the deferred revenue, and the related costs of units sold, will be reflected on the percentage of completion method within our master planned community segment.

Based on the results of our evaluations for impairment (Note 2), we recognized an impairment charge of $40.3 million in the third quarter of 2008 related to our residential condominium project, Nouvelle at Natick (Massachusetts). We also recorded an impairment charge of $127.6 million in 2007 related to our Columbia and Fairwood properties in our master planned communities segment.

Overview — Other

On December 19, 2008, we entered into a settlement and mutual release agreement related to the Glendale Matter (Note 1) in exchange for a settlement payment of $48.0 million, which was paid from the appellate bond cash collateral amounts in January 2009.

During 2008, we recorded total compensation expense related to certain officer loans (Note 2) by an affiliate of certain Bucksbaum family trusts. We recorded the cumulative correction of the compensation expense of approximately $15 million in the fourth quarter of 2008.

In 2008, we reached final settlements with the remaining insurance carriers related to our claim for incurred hurricane and/or vandalism damage in Louisiana. The settlement was for the third and final layer of insurance coverage pursuant to which we received an additional $38 million of insurance proceeds, of which approximately $12 million was considered business interruption revenue or recovery of previously incurred expenses and approximately $26 million was considered recovery of property damage costs.

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

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, significant estimates and assumptions have been made with respect to: fair value of assets for measuring impairment of operating properties, development properties, joint ventures and goodwill; useful lives of assets; capitalization of development and leasing costs; provision for income taxes; recoverable amounts of receivables and deferred taxes; initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions; and cost ratios and completion percentages used for land sales. Actual results could differ from those estimates.

Critical Accounting Policies

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. Our critical accounting policies are those applicable to the following:

Impairment  We review our real estate assets, which include operating properties, developments in progress and investment land and land held for development and sale, and goodwill for potential impairment indicators, based on the policies presented below, whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Due to the tight credit markets, the recent and continuing decline in our market capitalization and in the fair value of our debt securities, the uncertain economic environment, as well as other uncertainties, we can provide no assurance that material impairment charges with respect to operating properties, Unconsolidated Real Estate Affiliates, construction in progress, property held for development and sale or goodwill will not occur in future periods. Our test for impairment at December 31, 2008 was based on the most current information available to us, and if the conditions mentioned above deteriorate, or if our plans regarding our assets change, it could result in additional impairment charges in the future. Certain of our properties had fair values less than their carrying amounts. However, based on the company’s plans with respect to those properties, we believe that the carrying amounts are recoverable and therefore no additional impairments were taken. Accordingly, we will continue to monitor circumstances and events in future periods to determine whether additional impairments are warranted.

Operating properties and properties under development  We review our real estate assets, including investment land, land held for development and sale and developments in progress, for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Impairment indicators for our retail and other segment are assessed separately for each property and include, but are not limited to, significant decreases in real estate property net operating income and occupancy percentages. Impairment indicators for our Master Planned Communities segment are assessed separately for each community and include, but are not limited to, significant decreases in sales pace or average selling prices, significant increases in expected land development and construction costs or cancellation rates, and projected losses on expected future sales. Impairment indicators for pre-development costs, which are typically costs incurred during the beginning stages of a potential development, and developments in progress are assessed by project and include, but are not limited to, significant changes in projected completion dates, revenues or cash flows, development costs, market factors and sustainability of development projects. If an indicator of potential impairment exists, the asset is tested for recoverability by comparing its carrying value to the estimated future undiscounted operating cash flow. A real estate asset is considered to be impaired when its carrying value cannot be recovered through estimated future undiscounted cash flows. To the extent an impairment has occurred, the excess of the carrying value of the asset over its estimated fair value is expensed to operations. Certain of our properties had fair values less than their carrying amounts. However, based on the Company’s plans with respect to those properties, we believe that the carrying amounts are recoverable; and therefore under applicable GAAP guidance, no impairments were taken.

Investment in Unconsolidated Real Estate Affiliates  We review our investment in the Unconsolidated Real Estate Affiliates for a series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the Unconsolidated Real Estate Affiliates has occurred which is other-than-temporary. The investment in each of the Unconsolidated Real Estate Affiliates is evaluated periodically and as deemed necessary for recoverability and valuation declines that are other than temporary. Accordingly, in addition to the property-specific impairment analysis that we perform on the investment properties owned by such joint ventures (as part of our operating properties and properties under development impairment process described above), we also consider the ownership and distribution preferences and limitations and rights to sell and repurchase of our ownership interests.

Goodwill  We review our goodwill for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Since each individual rental property or each operating property is an operating segment and considered a reporting unit, we perform this test by first comparing the estimated fair value of each property with our book value of the property, including, if applicable, its allocated portion of aggregate goodwill. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions. If the book value of a property, including its goodwill, exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In this second step, if the implied fair value of goodwill is less than the book value of goodwill, then an impairment charge would be recorded.

Recoverable amounts of receivables and deferred tax assets  We make periodic assessments of the collectibility of receivables (including those resulting from the difference between rental revenue recognized and rents currently due from tenants) and the recoverability of deferred taxes based on a specific review of the risk of loss on specific accounts or amounts. The receivable analysis places particular emphasis on past-due accounts and considers the nature and age of the receivables, the payment history and financial condition of the payee, the basis for any disputes or negotiations with the payee and other information which may impact collectibility. For straight-line rents receivable, the analysis considers the probability of collection of the unbilled deferred rent receivable given our experience regarding such amounts. For deferred tax assets, an assessment of the recoverability of the tax asset considers the current expiration periods of the prior net operating loss carryforwards or other asset and the estimated future taxable income of our taxable REIT subsidiaries. At December 31, 2008, we also considered our bankruptcy risks and liquidity risks described above in assessing the recoverability of our deferred tax assets. The resulting estimates of any allowance or reserve related to the recovery of these items is subject to revision as these factors change and is sensitive to the effects of economic and market conditions on such payees and our taxable REIT subsidiaries.

Capitalization of development and leasing costs  We capitalize the costs of development and leasing activities of our properties. These costs are incurred both at the property location and at the regional and corporate office levels. The amount of capitalization depends, in part, on the identification and justifiable allocation of certain activities to specific projects and leases. Differences in methodologies of cost identification and documentation, as well as differing assumptions as to the time incurred on projects, can yield significant differences in the amounts capitalized and, as a result, the amount of depreciation recognized.

Revenue recognition and related matters  Minimum rent revenues are recognized on a straight-lined basis over the terms of the related leases. Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates and accretion related to above and below-market tenant leases on acquired properties. Straight-line rents receivable represents the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases. Overage rents are recognized on an accrual basis once tenant sales exceed contractual tenant lease thresholds. Recoveries from tenants are established in the leases or computed based upon a formula related to real estate taxes, insurance and other shopping center operating expenses and are generally recognized as revenues in the period the related costs are incurred.

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

Results of Operations

Our revenues are primarily received from tenants in the form of fixed minimum rents, overage rents and recoveries of operating expenses. We have presented the following discussion of our results of operations on a segment basis under the proportionate share method. Under the proportionate share method, our share of the revenues and expenses of the Unconsolidated Properties are combined with the revenues and expenses of the Consolidated Properties. Other revenues are increased by the real estate net operating income of discontinued operations and are reduced by our consolidated minority interest venturers’ share of real estate net operating income. See Note 16 for additional information including reconciliations of our segment basis results to GAAP basis results. The Homart I acquisition in July 2007 changes the consolidated revenue and expense items in our consolidated financial statements, as the acquisition resulted in the consolidation of the operations of the properties acquired. Historically, the Company’s share of such operations was reflected as equity in income of Unconsolidated Real Estate Affiliates. Under the proportionate share method, segment operations also were significantly impacted by the Homart I acquisition, as an additional 50% share of the operations of the properties is included in the Retail and Other segment results after the purchase date of July 2007. Accordingly, discussion of the operational results below has been limited to only those elements of operating trends that were not a function of the Homart I acquisition.

Year Ended December 31, 2008 and 2007

Retail and Other Segment

The following table compares major revenue and expense items:

			$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(In thousands)

Property revenues:
Minimum rents	$2,468,761	$2,339,915	$128,846	5.5%
Tenant recoveries	1,086,831	1,033,287	53,544	5.2
Overage rents	82,343	101,229	(18,886)	(18.7)
Other, including minority interest	174,241	198,794	(24,553)	(12.4)

Total property revenues	3,812,176	3,673,225	138,951	3.8

Property operating expenses:
Real estate taxes	319,251	296,962	22,289	7.5
Repairs and maintenance	271,787	257,095	14,692	5.7
Marketing	51,927	66,897	(14,970)	(22.4)
Other property operating costs	560,038	568,444	(8,406)	(1.5)
Provision for doubtful accounts	21,315	7,404	13,911	187.9

Total property operating expenses	1,224,318	1,196,802	27,516	2.3

Retail and other net operating income	$2,587,858	$2,476,423	$111,435	4.5%

Higher effective rents contributed to the increase in minimum rents in 2008, as a result of significant increases at Ala Moana Center, Otay Ranch Town Center, West Oaks Mall, Tysons Galleria and The Grand Canal Shoppes. Minimum rents also increased as a result of the acquisition of The Shoppes at The Palazzo and the completion of the development at The Shops at Fallen Timbers and the redevelopment at Natick Collection. In addition, termination income increased, which was $41.8 million for 2008 compared to $35.4 million for 2007. Additionally, the increase was partially offset by the reduction in rent due to the sale of three office buildings and two office parks in 2008.

Certain of our leases include both a base rent component and a component which requires tenants to pay amounts related to all, or substantially all, of their share of real estate taxes and certain property operating expenses, including common area maintenance and insurance. The portion of the tenant rent from these leases attributable to real estate tax and operating expense recoveries are recorded as tenant recoveries. The increase in tenant recoveries in 2008 is primarily attributable to the increased GLA in 2008 as a result of the acquisition of The Shoppes at The

Palazzo, the completion of the development at The Shops at Fallen Timbers and the redevelopment at Natick Collection.

The decrease in overage rent is primarily due to a decrease in comparable tenant sales as a result of the current challenging economic environment impacting many of our tenants throughout our portfolio of properties, including The Grand Canal Shoppes, South Street Seaport, Oakbrook Mall and Tysons Galleria. These decreases were partially offset by increases resulting from the acquisition of The Shoppes at The Palazzo and the completion of the redevelopment at Natick Collection.

Other revenues include all other property revenues including vending, parking, sponsorship and advertising revenues, less NOI of minority interests in consolidated joint ventures. The decrease in other revenues is primarily attributable to The Woodlands Partnership which sold various office buildings and other properties during 2007 resulting in lower recorded amounts of other revenues in 2008 compared to 2007.

Real estate taxes increased in 2008 partially due to increases resulting from the acquisition of The Shoppes at The Palazzo and the completion of the redevelopment at Natick Collection.

Repairs and maintenance increased in 2008 primarily due to increased hurricane related repair expenses (a portion of which were recoverable under the terms of our insurance policies) at various properties as well as higher costs for contracted cleaning services, resulting from higher costs of benefits. The acquisition of The Shoppes at The Palazzo and the completion of the development of The Shops at Fallen Timbers and the completion of the redevelopment at Natick Collection also contributed to the increase.

Marketing expenses decreased in 2008 across the Company Portfolio as the result of continued company-wide efforts to consolidate marketing functions and reduce advertising spending. This decrease was partially offset by increased marketing expenditures at The Shoppes at The Palazzo.

The increase in provision for doubtful accounts is primarily due a reduction of the provision in 2007 related to the collection of a portion of the hurricane insurance settlement for Oakwood Center in 2007.

Master Planned Communities Segment

			$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(In thousands)

Land sales	$138,746	$230,666	$(91,920)	(39.8)%
Land sales operations	(109,752)	(174,521)	(64,769)	(37.1)

Master Planned Communities net operating income before provision for impairment	28,994	56,145	(27,151)	(48.4)
Provision for impairment	(40,346)	(127,600)	(87,254)	(68.4)

Master Planned Communities net operating loss	$(11,352)	$(71,455)	$60,103	84.1%

The decrease in land sales and land sales operations and NOI in 2008 was the result of a significant reduction in sales volume and lower achieved margins at our Summerlin, Maryland, Bridgeland and The Woodlands residential communities. In 2008, we sold 272.5 residential acres compared to 409.1 acres in 2007. We sold 84.6 acres of commercial lots in 2008 compared to 163.2 acres in 2007. The provision for impairment recorded at Nouvelle at Natick reflects the continued weak demand and the likely extension of the period required to complete all unit sales at this residential condominium project. Sales of condominium units commenced in the fourth quarter 2008.

As of December 31, 2008, the master planned communities have 18,040 remaining saleable acres.

Certain Significant Consolidated Revenues and Expenses

			$ Increase	% Increase
	2008	2007	(Decrease)	(Decrease)
	(In thousands)

Tenant rents	$3,085,972	$2,882,491	$203,481	7.1%
Land sales	66,557	145,649	(79,092)	(54.3)
Property operating expenses	1,007,407	941,405	66,002	7.0
Land sales operations	63,441	116,708	(53,267)	(45.6)
Management and other fees	85,773	106,584	(20,811)	(19.5)
Property management and other costs	184,738	198,610	(13,872)	(7.0)
General and administrative	57,972	37,005	20,967	56.7
Provisions for impairment	116,611	130,533	(13,922)	(10.7)
Litigation (benefit) provision	(57,145)	89,225	(146,370)	(164.0)
Depreciation and amortization	759,930	670,454	89,476	13.3
Interest expense	1,299,496	1,174,097	125,399	10.7
Provision for (benefit from) income taxes	23,461	(294,160)	317,621	(108.0)
Equity in income of Unconsolidated Real Estate Affiliates	80,594	158,401	(77,807)	(49.1)
Discontinued operations gain on dispositions	46,000	—	46,000	100.0

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

Management and other fees, property management and other costs and general and administrative in the aggregate represent our costs of doing business and are generally not direct property-related costs. The decrease in management and other fees in 2008 were primarily due to lower development fees as projects are completed and leasing commissions resulting from current market conditions.

The decrease in property management and other costs in 2008 were primarily due to lower leasing commissions and lower overall management costs, including bonus expense, stock compensation expense and travel expense primarily related to a reduction in personnel and other cost reduction efforts.

The increase in general and administrative in 2008 is primarily due to increased professional fees for restructuring and advisory services and the $15.4 million of additional deemed, non-cash executive compensation expense related to certain senior officer loans (Note 2). These increases in general and administrative were partially offset by the decrease in our allocated share of legal fees related to the Homart II — Glendale Matter settlement (below and Note 1).

Based on the results of our evaluations for impairment (Note 2), we recognized impairment charges of $7.8 million in the third quarter of 2008 related to our Century Plaza (Birmingham, Alabama) operating property and $4.0 million in the fourth quarter of 2008 related to our Southshore Mall (Aberdeen, Washington) operating property. We also recognized impairment charges of $31.7 million throughout 2008 related to the write down of various pre-development costs that were determined to be non-recoverable due to the related projects being terminated which is the result of the current depressed retail real estate market and our liquidity situation. We recognized similar impairment charges for pre-development projects in the amount of $2.9 million in 2007. In addition, in the fourth quarter 2008, we recognized an impairment charge related to allocated goodwill of $32.8 million.

The decrease in litigation provision is due to the settlement and mutual release agreement with Caruso Affiliated Holdings LLC in December 2008 (Note 1) that released the defendants from all past, present and future claims related to the Homart II — Glendale Matter in exchange for a settlement payment of $48.0 million, which was paid from the appellate bond cash collateral amounts in January 2009. GGP will not be reimbursed for any portion of this payment by its 50% joint venture partner in GGP/Homart II, and we will reimburse $5.5 million of costs to such joint venture partner in connection with the settlement. Accordingly, in December 2008, we adjusted our liability for the full judgment amount of $89.4 million to $48 million and reversed legal fees incurred by GGP/Homart II of $14.2 million that were previously recorded at 100% by GGP and post-judgment related interest expense of $7.0 million. The net impact of these items related to the settlement is a credit of $57.1 million reflected in litigation provision in our consolidated financial statements.

The increase in depreciation and amortization is primarily due to a cumulative adjustment to the useful lives of certain assets in 2007.

The increase in interest expense is primarily due to higher debt balances at of December 31, 2008 compared to December 31, 2007, that was primarily the result of the new multi property financing and/or re-financings in 2008. We also entered into extensions of the loans at Fashion Show, The Shoppes at the Palazzo and Tucson in the fourth quarter of 2008. The financing activity in the fourth quarter of 2008 resulted in significant increases in interest rates and loan fees. In addition, the financing of the Secured Portfolio Facility also increased interest expense in 2008. Lastly, the increase in interest expense was also due to a decrease in the amount of capitalized interest as a result of decreased development spending in 2008 compared to 2007. See Liquidity and Capital Resources for information regarding 2008 financing activity and Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” for additional information regarding the potential impact of future internet rate increases.

The increase in provision for (benefit from) income taxes in 2008 was primarily attributable to tax benefit received in 2007 related to an internal restructuring of certain of our operating properties that were previously owned by TRS and the tax benefit related to the provision for impairment at our master planned communities in 2007.

The decrease in equity in income of unconsolidated real estate affiliates is primarily due to a significant decrease in our share of income related to GGP/Homart II in 2008, as a result of the settlement of the Glendale matter as we reflect our 50% share of legal costs ($7.1 million) that had previously been recorded at 100% as general and administrative in our consolidated financial statements. In addition, our share of income related to The Woodlands joint ventures decreased due to the gain on sale of the Marriott Hotel in 2007. Lastly, a change in estimate of the useful life for certain intangible assets resulted in lower depreciation expense across the TRCLP joint ventures in 2007.

The discontinued operations, net of minority interest — gains on dispositions represents the gains from the sale of three office buildings and two office parks, as discussed above, in 2008.

Year Ended December 31, 2007 and 2006

Retail and Other Segment

The following table compares major revenue and expense items:

			$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
	(In thousands)

Property revenues:
Minimum rents	$2,339,915	$2,181,845	$158,070	7.2%
Tenant recoveries	1,033,287	960,816	72,471	7.5
Overage rents	101,229	91,911	9,318	10.1
Other, including minority interest	198,794	188,331	10,463	5.6

Total property revenues	3,673,225	3,422,903	250,322	7.3

Property operating expenses:
Real estate taxes	296,962	277,381	19,581	7.1
Repairs and maintenance	257,095	242,846	14,249	5.9
Marketing	66,897	61,810	5,087	8.2
Other property operating costs	568,444	522,716	45,728	8.7
Provision for doubtful accounts	7,404	22,871	(15,467)	(67.6)

Total property operating expenses	1,196,802	1,127,624	69,178	6.1

Retail and other net operating income	$2,476,423	$2,295,279	$181,144	7.9%

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

The increase in overage rents is primarily attributable to The Grand Canal Shoppes as a result of increased tenant sales in 2007 compared to 2006. Increased tenant sales in 2007 across the portfolio contributed to the remaining increase.

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

The provision for doubtful accounts decreased in 2007 primarily due to the recognition of $13.4 million of business interruption insurance recoveries at Oakwood Center and Riverwalk Marketplace, which offset previously reserved tenant rents.

Master Planned Communities Segment

			$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
	(In thousands)

Land sales	$230,666	$508,744	$(278,078)	(54.7)%
Land sales operations	(174,521)	(378,757)	(204,236)	(53.9)

Master Planned Communities net operating income before provision for impairment	56,145	129,987	(73,842)	(56.8)
Provision for impairment	(127,600)	—	127,600	100.0

Master Planned Communities net operating (loss) income	$(71,455)	$129,987	$201,442	(155.0)%

Land sales declined for 2007, predominantly due to significant reductions at our Summerlin community.

Based on the results of our evaluations for impairment (Note 2), we recognized a non-cash impairment charge of $127.6 million in 2007 related to our Columbia and Fairwood communities located in Maryland.

Certain Significant Consolidated Revenues and Expenses

			$ Increase	% Increase
	2007	2006	(Decrease)	(Decrease)
		(In thousands)

Tenant rents	$2,882,491	$2,602,487	$280,004	10.8%
Land sales	145,649	423,183	(277,534)	(65.6)
Property operating expenses	941,405	857,037	84,368	9.8
Land sales operations	116,708	316,453	(199,745)	(63.1)
Management and other fees	106,584	115,798	(9,214)	(8.0)
Property management and other costs	198,610	181,033	17,577	9.7
General and administrative	37,005	18,800	18,205	96.8
Provisions for impairment	130,533	4,314	126,219	2,925.8
Litigation provision	89,225	—	89,225	100.0
Depreciation and amortization	670,454	690,194	(19,740)	(2.9)
Interest expense	1,174,097	1,117,437	56,660	5.1
(Benefit from ) provision for income taxes	(294,160)	98,984	(393,144)	(397.2)
Equity in income of Unconsolidated Real Estate Affiliates	158,401	114,241	44,160	38.7
Discontinued operations loss on dispositions	—	(823)	823	100.0

Changes in consolidated tenant rents (which includes minimum rents, tenant recoveries and overage rents), land sales, property operating expenses, provision for impairment and land sales operations were attributable to the same items discussed above in our segment basis results, excluding those items related to our Unconsolidated Properties.

Management and other fees were relatively consistent in 2007 and 2006. Property management and other costs and general and administrative in aggregate represent our costs of doing business and are generally not direct property-related costs. Property management and other costs increased primarily as a result of higher personnel and personnel-related costs in 2007. The increase was attributable to higher incentive compensation costs.

The increase in general and administrative is attributable to higher senior management compensation expense, including bonuses and higher stock option expense resulting from the acceleration of the vesting period for certain stock options in the first quarter 2007 and the accrual of litigation costs as discussed immediately below and in Note 1.

The litigation provision in 2007 reflects the accrual of 100% of the judgment in the Caruso Affiliated Holdings and Glendale Galleria matter. A portion of such provision was reversed in 2008 upon settlement (Note 1).

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

Liquidity and Capital Resources

Debt Financings

We fund our operations from operating cash flow, unsecured debt, and secured mortgage debt.

Our consolidated debt and our pro rata share of the debt of our Unconsolidated Real Estate Affiliates, after giving effect to interest rate swap agreements, were as follows:

	December 31,
	2008	2007	2006
	(In millions)

Consolidated:
Fixed-rate debt	$20,412	$21,035	$17,838
Variable-rate debt:
Corporate and other unsecured	2,784	2,523	2,491
Other variable-rate debt	1,657	724	193

Total variable-rate debt	4,441	3,247	2,684

Total consolidated	$24,853	$24,282	$20,522

Weighted-average interest rate (exluding deferred finance costs)	5.36%	5.55%	5.70%
Unconsolidated:
Fixed-rate debt	$2,849	$2,750	$3,588
Variable-rate debt	315	299	296

Total Unconsolidated Real Estate Affiliates	$3,164	$3,049	$3,884

Weighted-average interest rate (exluding deferred finance costs)	5.70%	5.74%	5.66%

We currently have $3.31 billion and $6.43 billion in debt maturing in 2009 and 2010, respectively, and we do not have sufficient liquidity to pay these debts as they become due. In addition, we are currently in default under certain loans, which would allow the lenders to accelerate the maturity date of such loans and attempt to exercise other remedies.

Significant debt includes:

•	The Fashion Show/Palazzo Loans which matured on November 28, 2008. Although we entered into forbearance agreements with respect to the Fashion Show/Palazzo Loans on December 16, 2008, these forbearance agreements expired on February 12, 2009.

•	Our Second Amended and Restated Credit Agreement (the “2006 Credit Facility”). The 2006 Credit Facility provides for a $2.85 billion term loan (the “Term Loan”) and a $650 million revolving credit facility. As of December 31, 2008, $590 million was outstanding under the revolving credit facility, and no further amounts were available to be drawn.

The 2006 Credit Facility has a four year term. The interest rate ranges from LIBOR plus 1.15% to LIBOR plus 1.5%, depending on our leverage ratio and assuming we maintain our election to have these loans designated as Eurodollar loans. The interest rate, as of December 31, 2008, was LIBOR plus 1.25%. Our obligations under the 2006 Credit Facility are secured by a pledge of the Company’s equity interests in TRCLP and GGPLP L.L.C.

Our failure to repay the Fashion Show/Palazzo Loans, together with certain other events, caused the lenders under the 2006 Credit Facility to assert that we were in default under the 2006 Credit Facility. Without acknowledging the existence or validity of the identified defaults, we entered into a forbearance agreement dated December 15, 2008 (as amended and restated on January 30, 2009) with respect to the 2006 Credit Facility pursuant to which the lenders agreed to forbear from exercising certain default related rights under the 2006 Credit Facility until March 15, 2009, subject to certain conditions. The expiration of the forbearance agreements relating to the Fashion Show/Palazzo Loans permits the lenders to terminate the forbearance agreement related to the 2006 Credit Facility. However, as of February 26, 2009, we have not received notice of any such termination, which is required under the terms of the forbearance agreement. In addition, following any such termination, the lenders are required to provide two (2) days prior notice before exercising any rights relating to our pledge of equity interests in TRCLP and GGPLP L.L.C. under the 2006 Credit Facility.

•	A $1.51 billion loan secured by multiple properties pursuant to a loan agreement entered into in July 2008 (the “Secured Portfolio Facility”)(Note 6). Our failure to repay the Fashion Show/Palazzo Loans, together with certain other events, caused the lenders under the Secured Portfolio Facility to assert that we were in default under the agreement. Without acknowledging the existence or validity of the identified defaults, we entered into a forbearance agreement on December 18, 2008 (as amended and restated on January 30, 2009) with respect to the Secured Portfolio Facility pursuant to which the lenders agreed to forbear from exercising certain default related rights under the Secured Portfolio Facility until March 15, 2009, subject to certain conditions. The expiration of the forbearance agreements relating to the Fashion Show/Palazzo Loans permits the lenders to terminate the forbearance agreement related to the Secured Portfolio Facility. However, as of February 26, 2009, we have not received notice of any such termination, which is required under the terms of the forbearance agreement.

•	Unsecured bonds issued by TRCLP of $395 million and $200 million maturing on March 15, 2009 and April 30, 2009, respectively. A default under certain of our debt would constitute a default under these and other unsecured bonds issued by TRCLP, which would permit the holders of such bonds to accelerate the maturity of such bonds. There are a total of $2.25 billion unsecured TRCLP bonds outstanding as of December 31, 2008.

•	A short term secured loan of $225.0 million secured by 27 properties which matured on February 1, 2009. We are in default under this loan as of February 26, 2009.

•	An aggregate principal amount of $1.55 billion of 3.98% Exchangeable Senior Notes (the “3.98% Notes”) due 2027 issued by GGPLP pursuant to Rule 144A under the Securities Act of 1933 (Note 6).

•	$200 million of trust preferred securities (“TRUPS”) issued by GGP Capital Trust I, a Delaware statutory trust (the “Trust”) and a wholly-owned subsidiary of GGPLP. The Trust also issued $6.2 million of Common Securities

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

•	Mortgage loans secured by single properties, with $1.44 billion and $3.85 billion of such loans maturing in 2009 and 2010, respectively. In addition, we are in default under the Chico Mall mortgage loan with an outstanding balance of approximately $57.3 million as of February 26, 2009.

Certain of our subsidiaries or properties are subject to financial performance covenants, primarily debt service coverage ratios. We believe we are in compliance with all such covenants as of December 31, 2008. There can be no assurance that we will continue to be in compliance with these covenants.

We have not generally guaranteed the debt of the Unconsolidated Real Estate Affiliates, however, certain Consolidated Properties are cross-collateralized with Unconsolidated Properties and we have retained or agreed to be responsible for a portion of certain debt of the Unconsolidated Real Estate Affiliates.

We do not have, and will not have, sufficient liquidity to make the principal payments on maturing or accelerated loans or pay our past due payables. We will not have sufficient liquidity to repay any outstanding loans and other obligations unless we are able to refinance, restructure, amend or otherwise replace the Fashion Show/Palazzo Loans, 2006 Credit Facility, Secured Portfolio Facility, other mortgage loans maturing in 2009 and the unsecured bonds issued by TRCLP which are due in 2009.

We have undertaken a review of all strategic and financing alternatives available to the Company. We have a continuing dialog with our syndicate of lenders for our 2006 Credit Facility, Secured Portfolio Facility and mortgage loans. We have also initiated conversations with the holders of the TRLCP bonds. Our ability to continue as a going concern is dependent upon our ability to refinance, extend or otherwise restructure our debt, and there can be no assurance that we will be able to do so. We have retained legal and financial advisors to help us effectuate a restructuring plan. Any such restructuring may be required to occur under court supervision pursuant to a voluntary bankruptcy filing under Chapter 11 of the U.S. Bankruptcy Code. See “Risk Factors—Bankruptcy Risks.” Our independent auditors have included an explanatory paragraph in their report expressing substantial doubt as to our ability to continue as a going concern.

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $556.4 million in 2008, $707.4 million in 2007 and $816.4 million in 2006.

Land/residential development and acquisitions expenditures, which are related to our Master Planned Communities segment, were $166.1 million in 2008, $243.3 million in 2007 and $200.4 million in 2006. These expenditures will vary from year to year based on the pace of development and expected sales. As discussed above, demand at our Summerlin, Maryland, Bridgeland and The Woodlands residential communities continued to decline in 2008 and we expect this trend to continue. As a result, land/residential development and acquisitions expenditures are also expected to decline in 2009.

In April 2008, in conjunction with the Glendale Matter (Note 1), $67.1 million in cash was paid as cash collateral for the appellate bond of $134.1 million.

Net cash (used for) provided by working capital needs totaled ($117.6) million in 2008, $130.1 million in 2007 and ($72.4) million in 2006. The decrease in 2008 compared to 2007 is primarily due to lower accounts payable and accrued expenses. The increase in 2007 compared to 2006 is primarily attributable to higher real estate net operating income in our Retail and Other segment, partially offset by higher interest expense and provision for income taxes.

Cash Flows from Investing Activities

Net cash used in investing activities was $1.21 billion in 2008, $1.78 billion in 2007 and $210.4 million in 2006. Included in these amounts is cash received from the sale of three office buildings in April 2008, an office park in August 2008 and an office park in September 2008 (Note 4), some of which was not available for use during the time such cash was part of like-kind exchanges that now have been completed.

Net investing cash (used in) provided by our Unconsolidated Real Estate Affiliates was ($102.3) million in 2008, ($300.1) million in 2007 and $409.9 million in 2006. The decrease in net cash used in 2008 compared to 2007 is primarily due to higher capital contributions in 2007 to GGP/Homart II and international joint ventures for acquisitions and development expenditures and a decrease in distributions received in 2008. The changes in 2007 compared to 2006 are primarily attributable to contributions to affiliates for development projects, distributions resulting from excess proceeds from property financing activities and disposition of properties, and pay-off of affiliate loans related to the Homart I acquisition.

Cash used for acquisition/development of real estate and property additions/improvements was $1.19 billion in 2008, $1.50 billion in 2007 and $699.4 million in 2006. The decrease in expenditures is primarily due to the deferral of certain development projects in 2008 and is partially offset by acquisition activity, primarily The Shoppes at The Palazzo in February 2008. Expenditures in 2007 were primarily related to development and redevelopment activity, as well as the Homart I acquisition.

The following table reflects our current estimate of costs to complete certain of our more significant new developments and re-developments in progress at December 31, 2008.

New Developments

						Actual/
			Forecasted	Current	Forecasted Cost	Projected
Property	Description	Ownership %	Total Cost	Expenditures	to complete	Opening
			(In millions	(In millions	(In millions
			at share)	at share)	at share)

Natick Natick, MA	Addition of 59,000 square foot streetscape and parking deck	50%	$51.3	$46.3	5.0	Q1 2009
	Nouvelle at Natick — luxury condominiums(a)	100%	187.4	166.6	20.8	(b	)
Pinnacle Hills South	Addition of Target	50%	6.6	5.2	1.4	Q1 2009
Rogers, AR

			$245.3	$218.1	$27.2

Expansions and Redevelopments

					Forecasted
			Forecasted	Current	Cost	Projected
Property	Description	Ownership %	Total Cost	Expenditures	to complete	Opening
			(In millions	(In millions	(In millions
			at share)	at share)	at share)

Christiana Mall Newark, DE	Nordstrom and lifestyle center expansion	50%	$92.1	$44.3	$47.8	Q4 2009
Fashion Place Murray, UT	Nordstrom, mall shop and streetscape GLA expansion, and interior mall renovation	100%	129.8	54.8	75.0	Q4 2011
Saint Louis Galleria Saint Louis, MO	Addition of Nordstrom and mall shop GLA	100%	56.1	21.6	34.5	Q4 2011
Tucson Mall	Lifestyle expansion	100%	65.1	34.2	30.9	Q2 2009
Tucson, AZ
Ward Centers Honolulu, HI	Addition of Whole Foods, parking structure and other retail space	100%	147.5	110.9	36.6	Q1 2010

			$490.6	$265.8	$224.8

(a)	Excluding the provision for impairment recorded in September 2008 of approximately $40.3 million.

(b)	Anticipated sales period Q1 2009 — Q3 2012.

We have suspended our Elk Grove and Summerlin developments. As of December 31, 2008 we had incurred approximately $401.5 million of costs associated with these developments. We are currently obligated under existing contractual obligations either to local jurisdictions or prospective tenants to spend an additional $27.2 million in the aggregate. A decision about whether to proceed and complete these developments will depend on the Company’s liquidity position, market conditions and such contractual obligations. A decision to abandon completion of these developments would likely result in the marketing for sale of such projects, potentially resulting in a write off of a substantial portion of the costs incurred to date.

In addition, as of December 31, 2008, we had incurred an additional $103.1 million of development costs associated with other developments and redevelopments that we have suspended at this time. Our liquidity and market conditions also will affect whether these developments and redevelopments are completed. A decision to abandon these projects also would result in a write off of a substantial portion of the costs incurred to date.

Cash Flows from Financing Activities

Net cash provided by (used in) financing activities was $722.0 million in 2008, $1.08 billion in 2007 and ($611.6) million in 2006.

Distributions to common stockholders, holders of Common Units and holders of perpetual and convertible preferred units totaled $476.6 million in 2008, $561.7 million in 2007 and $510.4 million in 2006. Dividends paid per common share were $1.50 in 2008 (reduced as dividends were suspended in October 2008), $1.85 in 2007 and $1.68 in 2006.

In 2005, our Board of Directors authorized a $200 million per fiscal year common stock repurchase program. Stock repurchases under this program may be made through open market or privately negotiated transactions through 2009, unless the program is earlier terminated. The repurchase program gives us the ability to acquire some or all of the shares of common stock to be issued upon the exercise of certain employee stock options and pursuant to the CSA. We repurchased 1.8 million shares for $95.6 million in 2007 and 1.9 million shares for $85.9 million under this program in 2006. No shares were repurchased in 2008.

We redeemed perpetual preferred units totaling $60.0 million in 2007. There were no redemptions of perpetual preferred units in 2008 and 2006.

New financings exceeded principal payments on our debt by $418.7 million in 2008 and $1.76 billion in 2007 whereas principal payments exceeded new financings by $17.2 million in 2006.

Contractual Cash Obligations and Commitments

The following table aggregates our contractual cash obligations and commitments subsequent to December 31, 2008:

						Subsequent /
	2009	2010	2011	2012	2013	Other(6)	Total
	(In thousands)

Long-term debt-principal(1)	$3,471,806	$6,531,535	$4,701,424	$2,224,792	$4,324,592	$3,549,664	$24,803,813
Interest payments(2)	1,100,772	918,781	709,779	490,519	415,334	897,665	4,532,850
Retained debt-principal	2,606	119,694	775	37,742	—	—	160,817
Ground lease payments(1)	9,093	8,986	8,497	8,464	8,506	338,689	382,235
Committed real estate acquisition contracts and development costs(3)	174,229	—	—	—	—	—	174,229
Purchase obligations(4)	257,178	—	—	—	—	—	257,178
FIN 48 obligations, including interest	43,897	—	—	—	—	90,749	134,646
Other long-term liabilities(5)	—	—	—	—	—	—	—

Total	$5,059,581	$7,578,996	$5,420,475	$2,761,517	$4,748,432	$4,876,767	$30,445,768

(1)	Excludes non-cash purchase accounting adjustments of $49.5 million related to long-term debt and $231.2 million related to ground lease payments.

(2)	Based on rates as of December 31, 2008. Variable rates are based on a LIBOR rate of 0.44%.

(3)	Reflects $174.2 million estimate of additional purchase price of the Palazzo (Note 14).

(4)	Reflects accrued and incurred construction costs payable. Routine trade payables have been excluded. We expect development and redevelopment expenditures of $430.1 million from 2009 through 2011.

(5)	Other long-term liabilities related to ongoing real estate taxes have not been included in the table as such amounts depend upon future applicable real estate tax rates. Real estate tax expense was $274.3 million in 2008, $246.5 million in 2007 and $218.5 million in 2006.

(6)	The remaining FIN 48 liability for which reasonable estimates about the timing of payments cannot be made is disclosed within the Subsequent/Other column.

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

Under the CSA, we are required to issue shares of our common stock semi-annually (February and August) to the Beneficiaries. The number of shares to be issued is based on cash flows from the development and/or sale of the CSA Assets and our stock price. We account for the Beneficiaries’ share of earnings from the CSA Assets as an operating expense. In February 2009, we were not obligated to deliver any shares of stock under the CSA. We delivered 356,661 shares of our common stock (from treasury shares) to the Beneficiaries in 2008 and 698,601 shares (including approximately 149,969 treasury shares) in 2007.

Under the CSA, we are also required to make a final stock distribution to the Beneficiaries in 2010 following a final valuation at the end of 2009. The amount of this distribution will be based on the appraised values, as defined, of the CSA Assets at such time and the distribution will be accounted for as additional investments in the related assets (that is, contingent consideration).

We expect that an appraisal, which would be based on the then current market or liquidation value of the CSA Assets, would yield a lower value than our current estimated value of such assets which is based on management’s financial models which project cash flows over a sales period extending to 2031 and a discount rate of 14%. Pursuant to the CSA and based on the current market price of our common stock, the final distribution would result in the Beneficiaries holding substantially all of our common stock. Such issuance of common stock would result in a change in control of the Company which would cause a default or an acceleration of the maturity date under certain of our debt obligations.

The issuance of shares pursuant to any of the semi-annual or final distributions will be significantly dilutive to our existing stockholders.

Off-Balance Sheet Financing Arrangements

We do not have any off-balance sheet financing arrangements.

REIT Requirements

In order to remain qualified as a real estate investment trust for federal income tax purposes, we must distribute or pay tax on 100% of our capital gains and at least 90% of our ordinary taxable income to stockholders. We may not have sufficient liquidity to meet these distribution requirements. In determining distributions, the Board of Directors considers operating cash flow. The Board of Directors may alternatively elect to pay a portion of any required dividend in stock.

Recently Issued Accounting Pronouncements and Developments

As described in Note 15, new accounting pronouncements have been issued which are effective for the current or subsequent year.

Inflation

Substantially all of our tenant leases contain provisions designed to partially mitigate the negative impact of inflation. Such provisions include clauses enabling us to receive overage rents based on tenants’ gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases expire each year which may enable us to replace or renew such expiring leases with new leases at higher rents. Finally, many of the existing leases require the tenants to pay amounts related to all, or substantially all, of their share of certain operating expenses, including common area maintenance, real estate taxes and insurance, thereby partially reducing our exposure to increases in costs and operating expenses resulting from inflation. In general, these amounts either vary annually based on actual expenditures or are set on an initial share of costs with provisions for annual increases. Only if inflation exceeds the rate set in the leases for annual increases (typically 4% to 5%) would increases in expenses due to inflation be a risk.

Inflation also poses a risk to us due to the probability of future increases in interest rates. Such increases would adversely impact us due to our outstanding variable-rate debt. In certain cases, we have previously limited our exposure to interest rate fluctuations related to a portion of our variable-rate debt by the use of interest rate cap and swap agreements. Such agreements, subject to current market conditions, allow us to replace variable-rate debt with fixed-rate debt in order to achieve our desired ratio of variable-rate to fixed rate date. However, in an increasing interest rate environment the fixed rates we can obtain with such replacement fixed-rate cap and swap agreements or the fixed-rate on new debt will also continue to increase.

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

LIBOR:  London Interbank Offered Rate. A widely quoted market interest rate which is frequently the index used to determine the rate at which we borrow funds.

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

We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. As of December 31, 2008, we had consolidated debt of $24.85 billion, including $5.52 billion of variable-rate debt of which approximately $1.08 billion was subject to interest rate swap agreements, which fixed the interest rate we are required to pay on such debt at approximately 3.34% per annum (excluding the impact of deferred finance costs). Although the majority of the remaining variable-rate debt is subject to interest rate cap agreements, such interest rate caps generally limit our interest rate exposure only if LIBOR exceeds a rate per annum significantly higher (generally above 8% per annum) than current LIBOR rates (0.44% at December 31, 2008). A 25 basis point movement in the interest rate on the $4.44 billion of variable-rate debt which is not subject to interest rate swap agreements would result in an $11.1 million annualized increase or decrease in consolidated interest expense and operating cash flows.

In addition, we are subject to interest rate exposure as a result of variable-rate debt collateralized by the Unconsolidated Properties for which similar interest rate swap agreements have not been obtained. Our share (based on our respective equity ownership interests in the Unconsolidated Real Estate Affiliates) of such remaining variable-rate debt was $314.8 million at December 31, 2008. A similar 25 basis point annualized movement in the interest rate on the variable-rate debt of the Unconsolidated Real Estate Affiliates would result in an approximately $0.8 million annualized increase or decrease in our equity in the income and operating cash flows from Unconsolidated Real Estate Affiliates.

We are further subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the fair value of our fixed-rate financing. To determine fair value, the fixed-rate debt is discounted at a rate based on an estimate of current lending rates, assuming the debt is outstanding through maturity and considering the collateral. At December 31, 2008, the fair value of our debt is estimated to be $3.39 billion lower than the carrying value of $24.85 billion. If LIBOR were to increase by 25 basis points, the fair value of our debt would be $3.51 billion lower than the carrying value and the fair value of our swap agreements would increase by approximately $2.6 million. For additional information concerning our debt, reference is made to Item 7, Liquidity and Capital Resources and Note 6.

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

As of December 31, 2008, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Controls — Integrated Framework.” Based on this assessment, management believes that, as of December 31, 2008, the Company maintained effective internal controls over financial reporting. Deloitte & Touche LLP, the independent registered accounting firm who audited our consolidated financial statements contained in this Form 10-K, has issued a report on our internal control over financial reporting, which is incorporated herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
General Growth Properties, Inc.
Chicago, Illinois

We have audited the internal control over financial reporting of General Growth Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008 of the Company and our report dated February 26, 2009 expressed an unqualified opinion on those consolidated financial statements and included explanatory paragraphs regarding the Company’s ability to continue as a going concern and the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 26, 2009

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

The information which appears under the captions “Matters to be Voted Upon — Proposal 1 — Election of Class I Directors,” “Executive Officer and Beneficial Owner Information — Executive Officers,” “Corporate Governance-Committees of the Board of Directors-Audit Committee” and “-Nominating & Governance Committee,” “Corporate Governance — Stockholder Communication with the Board — Stockholder Director Nominations and Other Stockholder Proposals for Presentation at the 2010 Annual Meeting” and “Executive Officer and Beneficial Owner Information — Section 16(a) Beneficial Ownership Reporting Compliance” in our proxy statement for our 2009 Annual Meeting of Stockholders is incorporated by reference into this Item 10.

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

Our Chief Executive Officer and Chief Financial Officer have signed certificates under Sections 302 and 906 of the Sarbanes-Oxley Act, which are filed as Exhibits 31.1 and 31.2 and 32.1 and 32.2, respectively, to this Annual Report. In addition, our Chief Executive Officer submitted his most recent annual certification to the NYSE pursuant to Section 303A 12(a) of the NYSE listing standards on June 11, 2008, in which he indicated that he was not aware of any violations of NYSE corporate governance listing standards.

Item 11.	Executive Compensation

The information which appears under the caption “Executive Compensation” in our proxy statement for our 2009 Annual Meeting of Stockholders is incorporated by reference into this Item 11; provided, however, that the Report of the Compensation Committee of the Board of Directors on Executive Compensation shall not be incorporated by reference herein, in any of our previous filings under the Securities Act of 1933, as amended, or the Exchange Act, or in any of our future filings.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information which appears under the caption “Executive Officer and Beneficial Owner Information — Stock Ownership” in our proxy statement for our 2009 Annual Meeting of Stockholders is incorporated by reference into this Item 12.

The following table sets forth certain information with respect to shares of our common stock that may be issued under our equity compensation plans as of December 31, 2008.

(c)
Number of
Securities
	(a)		Remaining Available
	Number of		for Future Issuance
	Securities to be	(b)	Under Equity
	Issued upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options, Warrants	Options, Warrants	Reflected in Column
Plan Category	and Rights	and Rights	(a))

Equity compensation plans approved by security holders(1)	6,946,432	$40.31	7,378,203	(2)
Equity compensation plans not approved by security holders(3)	N/A	N/A	1,285,082

Total	6,946,432	$40.31	8,663,285

(1)	Includes shares of common stock under the 1993 Stock Incentive Plan (which terminated on April 4, 2003), the 1998 Incentive Stock Plan (which terminated December 31, 2008) and the 2003 Incentive Stock Plan.

(2)	Includes 3,822,567 shares of common stock available for issuance under the 2003 Incentive Stock Plan.

(3)	Represents shares of common stock under our Employee Stock Purchase Plan, which was adopted by the Board of Directors in November 1998. Under the Employee Stock Purchase Plan, eligible employees make payroll deductions over a six-month period, at which time the amounts withheld are used to purchase shares of common stock at a purchase price equal to 85% of the lesser of the closing price of a share of common stock on the first or last trading day of the purchase period. Purchases of common stock under the Employee Stock Purchase Plan are made on the first business day of the next month after the close of the purchase period. In December 2008, the Board of Directors determined that no shares will be made available for purchase under the ESPP with respect to the July-December 2008 offering period and January-June 2009 offering period.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information which appears under the captions “Corporate Governance-Director Independence,” and “-Certain Relationships and Related Party Transactions” in our proxy statement for our 2009 Annual Meeting of Stockholders is incorporated by reference into this Item 13.

Item 14.	Principal Accounting Fees And Services

The information which appears under the captions “Audit Related Matters-Auditor Fees and Services” and “-Audit Committee’s Pre-Approval Policies and Procedures” in our proxy statement for our 2009 Annual Meeting of Stockholders is incorporated by reference into this Item 14.

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

/s/  Adam Metz
Adam Metz
Chief Executive Officer

February 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ John Bucksbaum John Bucksbaum	Director and Chairman of the Board	February 26, 2009

/s/ Adam Metz Adam Metz	Director and Chief Executive Officer (Principal Executive Officer)	February 26, 2009

/s/ Thomas Nolan, Jr. Thomas Nolan, Jr.	Director and President	February 26, 2009

/s/ Edmund Hoyt Edmund Hoyt	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 26, 2009

/s/ Alan Cohen Alan Cohen	Director	February 26, 2009

/s/ Anthony Downs Anthony Downs	Director	February 26, 2009

/s/ John Riordan John Riordan	Director	February 26, 2009

/s/ Beth Stewart Beth Stewart	Director	February 26, 2009

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
General Growth Properties, Inc.
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of General Growth Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of GGP/Homart, Inc., GGP/Homart II L.L.C., and GGP-TRS L.L.C., the Company’s investments in which are accounted for by use of the equity method. GGP/Homart, Inc.’s net income of $30,204,000 for the year ended December 31, 2006 is included in the accompanying financial statements. The Company’s equity of $235,845,000 and $281,518,000 in GGP/Homart II L.L.C.’s net assets as of December 31, 2008 and 2007, respectively, and of $9,703,000, $17,163,000, and $16,839,000 in GGP/Homart II L.L.C.’s net income for each of the three years in the respective period ended December 31, 2008 are included in the accompanying financial statements. The Company’s equity (deficit) of $1,388,000 and $(25,619,000) in GGP-TRS L.L.C.’s net assets as of December 31, 2008 and 2007, respectively, and of $8,564,000, $13,800,000, and $15,004,000 in GGP-TRS L.L.C.’s net income for each of the three years in the respective period ended December 31, 2008 are included in the accompanying financial statements. The financial statements of GGP/Homart, Inc., GGP/Homart II L.L.C., and GGP-TRS L.L.C. were audited by other auditors related to the periods listed above whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such companies, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of General Growth Properties, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 7 to the consolidated financial statements, on January 1, 2007, the Company adopted Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, as of February 26, 2009, the Company has $1.18 billion in past due debt, an additional $4.09 billion of debt that could be accelerated by its lenders, and $2.29 billion in other debt scheduled to mature in 2009. The lenders associated with certain of these loan agreements have entered into forbearance and waiver agreements with the Company. The forbearance and waiver agreements associated with the $900 million in mortgage loans secured by the Fashion Show and The Shoppes at the Palazzo shopping centers expired on February 12, 2009. The expiration of these forbearance agreements permits the lenders under the Company’s 2006 Credit Facility and 2008 Secured Portfolio Facility to terminate the existing forbearance agreements related to these loan facilities. Borrowings under these facilities aggregated $4.09 billion as of February 26, 2009. However, as of February 26, 2009, the Company has not received notice of any such termination, as required by the terms of such forbearance agreements. These matters, which could result in the Company seeking legal protection from its lenders, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting based on our audit.

/s/  Deloitte & Touche LLP

Chicago, Illinois
February 26, 2009

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

/s/  KPMG LLP

Chicago, Illinois
February 27, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
GGP/Homart II, L.L.C.:

We have audited the consolidated balance sheets of GGP/Homart II, L.L.C. (a Delaware Limited Liability Company) and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, changes in members’ capital, and cash flows for each of the years in the three—year period ended December 31, 2008 (not presented separately herein). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GGP/Homart II, L.L.C. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three—year period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.

/s/  KPMG LLP

Chicago, Illinois
February 24, 2009

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Members
GGP — TRS, L.L.C.:

We have audited the consolidated balance sheets of GGP-TRS, L.L.C. (a Delaware Limited Liability Company) and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of income and comprehensive income, changes in members’ capital, and cash flows for each of the years in the three—year period ended December 31, 2008 (not presented separately herein). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GGP-TRS, L.L.C. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three—year period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Chicago, Illinois
February 24, 2009

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2008	2007
	(Dollars in thousands)

Assets
Investment in real estate:
Land	$3,354,480	$3,310,634
Buildings and equipment	23,609,132	22,653,814
Less accumulated depreciation	(4,240,222)	(3,605,199)
Developments in progress	1,076,675	987,936

Net property and equipment	23,800,065	23,347,185
Investment in and loans to/from Unconsolidated Real Estate Affiliates	1,869,929	1,857,330
Investment land and land held for development and sale	1,823,362	1,639,372

Net investment in real estate	27,493,356	26,843,887
Cash and cash equivalents	168,993	99,534
Accounts and notes receivable, net	385,334	388,278
Goodwill	340,291	385,683
Deferred expenses, net	333,901	290,660
Prepaid expenses and other assets	835,455	806,277

Total assets	$29,557,330	$28,814,319

Liabilities and Stockholders’ Equity
Mortgages, notes and loans payable	$24,853,313	$24,282,139
Investment in and loans to/from Unconsolidated Real Estate Affiliates	32,294	53,964
Deferred tax liabilities	868,978	860,435
Accounts payable, accrued expenses and other liabilities	1,539,149	1,688,241

Total liabilities	27,293,734	26,884,779

Minority interests:
Preferred	121,232	121,482
Common	387,616	351,362

Total minority interests	508,848	472,844

Commitments and Contingencies	—	—
Preferred Stock: $100 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Stockholders’ Equity:
Common stock: $.01 par value; 875,000,000 shares authorized, 270,353,677 and 245,704,746 shares issued as of December 31, 2008 and 2007, respectively	2,704	2,457
Additional paid-in capital	3,337,657	2,601,296
Retained earnings (accumulated deficit)	(1,452,733)	(1,087,080)
Accumulated other comprehensive (loss) income	(56,128)	35,658
Less common stock in treasury, at cost, 1,449,939 and 1,806,650 shares as of December 31, 2008 and 2007, respectively	(76,752)	(95,635)

Total stockholders’ equity	1,754,748	1,456,696

Total liabilities and stockholders’ equity	$29,557,330	$28,814,319

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2008	2007	2006
	(Dollars in thousands, except for per share amounts)

Revenues:
Minimum rents	$2,085,758	$1,933,674	$1,753,508
Tenant recoveries	927,332	859,801	773,034
Overage rents	72,882	89,016	75,945
Land sales	66,557	145,649	423,183
Management and other fees	85,773	106,584	115,798
Other	123,223	127,077	114,815

Total revenues	3,361,525	3,261,801	3,256,283

Expenses:
Real estate taxes	274,317	246,484	218,549
Repairs and maintenance	234,987	216,536	199,078
Marketing	43,426	54,664	48,626
Other property operating costs	436,804	418,295	368,706
Land sales operations	63,441	116,708	316,453
Provision for doubtful accounts	17,873	5,426	22,078
Property management and other costs	184,738	198,610	181,033
General and administrative	57,972	37,005	18,800
Provisions for impairment	116,611	130,533	4,314
Litigation (recovery) provision	(57,145)	89,225	—
Depreciation and amortization	759,930	670,454	690,194

Total expenses	2,132,954	2,183,940	2,067,831

Operating income	1,228,571	1,077,861	1,188,452
Interest income	3,197	8,641	11,585
Interest expense	(1,299,496)	(1,174,097)	(1,117,437)

(Loss) income before income taxes, minority interest and equity in income of Unconsolidated Real Estate Affiliates	(67,728)	(87,595)	82,600
(Provision for) benefit from income taxes	(23,461)	294,160	(98,984)
Minority interest	(9,145)	(77,012)	(37,761)
Equity in income of Unconsolidated Real Estate Affiliates	80,594	158,401	114,241

(Loss) income from continuing operations	(19,740)	287,954	60,096
Discontinued operations, net of minority interests - gain (loss) on dispositions	46,000	—	(823)

Net income	$26,260	$287,954	$59,273

Basic Earnings Per Share
Continuing operations	$(0.08)	$1.18	$0.25
Discontinued operations	0.18	—	—

Total basic earnings per share	$0.10	$1.18	$0.25

Diluted Earnings Per Share
Continuing operations	$(0.08)	$1.18	$0.24
Discontinued operations	0.18	—	—

Total diluted earnings per share	$0.10	$1.18	$0.24

Comprehensive Income, Net:
Net income	$26,260	$287,954	$59,273
Other comprehensive income, net of minority interest:
Net unrealized losses on financial instruments	(26,994)	(2,295)	(3,316)
Accrued pension adjustment	(1,648)	243	(2)
Foreign currency translation	(63,003)	28,131	2,728
Unrealized losses on available-for-sale securities	(141)	(3)	(282)

Total other comprehensive (loss) income, net of minority interest	(91,786)	26,076	(872)

Comprehensive (loss) income, net	$(65,526)	$314,030	$58,401

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Retained	Accumulated
		Additional	Earnings	Other		Total
	Common	Paid-In	(Accumulated	Comprehensive	Treasury	Stockholders’
	Stock	Capital	Deficit)	Income (Loss)	Stock	Equity
			(Dollars in thousands)

Balance, January 1, 2006	$2,399	$2,468,982	$(518,555)	$10,454	$(30,362)	$1,932,918
Net income			59,273			59,273
Cash distributions declared ($1.68 per share)			(403,831)			(403,831)
Conversion of operating partnership units to common stock (808,173 common shares)	8	5,784				5,792
Conversion of convertible preferred units to common stock (526,464 common shares)	5	10,021				10,026
Issuance of common stock (971,238 common shares) (563,185 treasury shares)	10	34,333	(5,278)		26,018	55,083
Tax benefit from stock option exercises		267				267
Shares issued pursuant to CSA (87,495 common shares) (1,727,524 treasury shares)	1	4,895			76,835	81,731
Restricted stock grant, net of compensation expense (99,000 common shares)	1	2,807				2,808
Purchase of treasury stock (1,913,100 treasury shares)					(85,925)	(85,925)
Other comprehensive loss				(872)		(872)
Adjustment for minority interest in operating partnership		6,809				6,809

Balance, December 31, 2006	$2,424	$2,533,898	$(868,391)	$9,582	$(13,434)	$1,664,079
Cumulative effect of adoption of FIN 48			(54,128)			(54,128)

Adjusted balance, January 1, 2007	$2,424	$2,533,898	$(922,519)	$9,582	$(13,434)	$1,609,951
Net income			287,954			287,954
Cash distributions declared ($1.85 per share)			(450,854)			(450,854)
Conversion of operating partnership units to common stock (1,086,961 common shares)	11	7,684				7,695
Conversion of convertible preferred units to common stock (29,269 common shares)		488				488
Issuance of common stock (1,582,968 common shares) (144,068 treasury shares)	15	64,022	(1,661)		6,657	69,033
Tax benefit from stock option exercises		3,531				3,531
Shares issued pursuant to CSA (551,632 common shares) (146,969 treasury shares)	6	29,875			6,790	36,671
Restricted stock grant, net of compensation expense (96,500 common shares)	1	2,695				2,696
Purchase of treasury stock (1,806,900 treasury shares)					(95,648)	(95,648)
Other comprehensive income				26,076		26,076
Adjustment for minority interest in operating partnership		(40,897)				(40,897)

Balance, December 31, 2007	$2,457	$2,601,296	$(1,087,080)	$35,658	$(95,635)	$1,456,696

Net income			26,260			26,260
Cash distributions declared ($1.50 per share)			(389,481)			(389,481)
Conversion of operating partnership units to common stock (1,178,142 common shares)	12	9,135				9,147
Conversion of convertible preferred units to common stock (15,000 common shares)		250				250
Issuance of common stock (23,128,356 common shares) (50 treasury shares)	232	830,053			3	830,288
Tax expense from stock option exercises		(2,675)				(2,675)
Shares issued pursuant to CSA (356,661 treasury shares)		(914)	(2,432)		18,880	15,534
Restricted stock grant, net of compensation expense (327,433 common shares)	3	4,485				4,488
Officer loan compensation expense		15,372				15,372
Other comprehensive loss				(91,786)		(91,786)
Adjustment for minority interest in operating partnership		(119,345)				(119,345)

Balance, December 31, 2008	$2,704	$3,337,657	$(1,452,733)	$(56,128)	$(76,752)	$1,754,748

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Cash Flows from Operating Activities:
Net income	$26,260	$287,954	$59,273
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interests	9,145	77,012	37,761
Equity in income of Unconsolidated Real Estate Affiliates	(80,594)	(158,401)	(114,241)
Provision for doubtful accounts	17,873	5,426	22,078
Distributions received from Unconsolidated Real Estate Affiliates	68,240	124,481	111,864
Depreciation	712,522	635,873	663,523
Amortization	47,408	34,581	26,671
Amortization of debt market rate adjustment and other non-cash interest expense	28,410	(11,073)	(13,570)
Gains on dispositions, net of minority interest	(46,000)	—	—
Provisions for impairment	116,611	130,533	4,314
Participation expense pursuant to Contingent Stock Agreement	2,849	31,884	110,740
Land/residential development and acquisitions expenditures	(166,141)	(243,323)	(200,367)
Cost of land sales	24,516	48,794	175,184
Deferred income taxes including tax restructuring benefit	(4,144)	(368,136)	58,252
Straight-line rent amortization	(27,827)	(24,334)	(34,176)
Amortization of intangibles other than in-place leases	(5,691)	(20,945)	(41,668)
Glendale Matter deposit	(67,054)	—	—
Net changes:
Accounts and notes receivable	12,702	(21,868)	(23,091)
Prepaid expenses and other assets	26,845	53,819	28,165
Deferred expenses	(62,945)	(37,878)	(46,741)
Accounts payable and accrued expenses	(94,188)	135,980	(30,733)
Other, net	17,644	27,037	23,113

Net cash provided by operating activities	556,441	707,416	816,351

Cash Flows from Investing Activities:
Acquisition/development of real estate and property additions/improvements	(1,187,551)	(1,495,334)	(699,403)
Proceeds from sales of investment properties	72,958	3,252	23,117
Increase in investments in Unconsolidated Real Estate Affiliates	(227,821)	(441,438)	(285,747)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	110,533	303,265	627,869
Loans (to) from Unconsolidated Real Estate Affiliates, net	15,028	(161,892)	67,821
(Increase) decrease in restricted cash	(12,419)	(11,590)	12,017
Other, net	20,282	22,805	43,926

Net cash used in investing activities	(1,208,990)	(1,780,932)	(210,400)

Cash Flows from Financing Activities:
Proceeds from issuance of mortgages, notes and loans payable	3,732,716	4,456,863	9,366,183
Principal payments on mortgages, notes and loans payable	(3,314,039)	(2,692,907)	(9,383,378)
Deferred financing costs	(63,236)	(28,422)	(38,916)
Cash distributions paid to common stockholders	(389,528)	(450,854)	(403,831)
Cash distributions paid to holders of Common Units	(78,255)	(96,978)	(88,992)
Cash distributions paid to holders of perpetual and convertible preferred units	(8,812)	(13,873)	(17,546)
Proceeds from issuance of common stock, including from common stock plans	829,291	60,625	49,267
Redemption of minority interests — preferred	—	(60,000)	—
Purchase of treasury stock	—	(95,648)	(85,925)
Other, net	13,871	(2,895)	(8,465)

Net cash provided by (used in) financing activities	722,008	1,075,911	(611,603)

Net change in cash and cash equivalents	69,459	2,395	(5,652)
Cash and cash equivalents at beginning of period	99,534	97,139	102,791

Cash and cash equivalents at end of period	$168,993	$99,534	$97,139

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,342,659	$1,272,823	$1,170,929
Interest capitalized	66,244	86,606	58,019
Taxes paid	43,835	96,133	34,743
Non-Cash Transactions:
Common stock issued in exchange for Operating Partnership Units	$9,147	$7,695	$5,792
Common stock issued in exchange for convertible preferred units	250	488	10,026
Common stock issued pursuant to Contingent Stock Agreement	15,533	36,671	81,731
Change in accrued capital expenditures included in accounts payable and accrued expenses	67,339	24,914	105,423
Non-cash portion of the acquisition of The Shoppes at The Palazzo in 2008	178,815	—	—
Assumption of debt by purchaser in conjunction with sale of office buildings in 2008	84,000	—	—
Acquisition of joint venture partner share of GGP/Homart, Inc. in 2007 and GGP Ivanhoe IV, Inc. in 2006, respectively:
Total assets	—	3,331,032	169,415
Total liabilities	—	2,381,942	169,415

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1	Organization

General

General Growth Properties, Inc. (“GGP”), a Delaware corporation, is a self-administered and self-managed real estate investment trust, referred to as a “REIT.” GGP was organized in 1986 and through its subsidiaries and affiliates operates, manages, develops and acquires retail and other rental properties, primarily shopping centers, which are located primarily throughout the United States. GGP also holds assets through its international Unconsolidated Real Estate Affiliates in Brazil, Turkey and Costa Rica in which GGP has a net investment of $166.7 million at December 31, 2008 and $237.1 million at December 31, 2007. Additionally, GGP develops and sells land for residential, commercial and other uses primarily in large-scale, long-term master planned community projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas, as well as one residential condominium project located in Natick (Boston), Massachusetts. In these notes, the terms “we,” “us” and “our” refer to GGP and its subsidiaries (the “Company”).

Substantially all of our business is conducted through GGP Limited Partnership (the “Operating Partnership” or “GGPLP”). As of December 31, 2008, common equity ownership of the Operating Partnership was as follows:

84%	GGP, as sole general partner
14	Limited partners that indirectly include family members of the original stockholders* of the Company. Represented by common units of limited partnership interest (the “Common Units”)
2	Limited partners that include subsequent contributors of properties to the Operating Partnership which are also represented by Common Units.

100%

*	Substantially converted to GGP Common Stock on January 2, 2009 as described below.

The Operating Partnership also has preferred units of limited partnership interest (the “Preferred Units”) outstanding. The Preferred Units are convertible into Common Units which are redeemable for shares of GGP common stock on a one-for-one basis. On January 2, 2009, MB Capital Units LLC, pursuant to the Rights Agreement dated July 27, 1993, converted 42,350,000 Common Units (approximately 13% of all outstanding Common Units, including those owned by GGP) held in the Company’s Operating Partnership into 42,350,000 shares of GGP common stock.

In addition to holding ownership interests in various joint ventures, the Operating Partnership generally conducts its operations through the following subsidiaries:

•	GGPLP L.L.C., a Delaware limited liability company (the “LLC”), has ownership interests in the majority of our Consolidated Properties (as defined below) (other than those acquired in The Rouse Company merger (the “TRC Merger”).

•	The Rouse Company LP (“TRCLP”), successor to The Rouse Company (“TRC”), which includes both REIT and taxable REIT subsidiaries (“TRSs”), has ownership interests in Consolidated Properties and Unconsolidated Properties (each as defined below).

•	General Growth Management, Inc. (“GGMI”), a TRS, manages, leases, and performs various other services for most of our Unconsolidated Real Estate Affiliates (as defined below) and approximately 30 properties owned by unaffiliated third parties. In addition, GGMI also performs tenant related marketing and strategic partnership services at all of our Consolidated Properties.

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

Liquidity

Since the third quarter of 2008, liquidity has been our primary issue. As of December 31, 2008, we had approximately $169 million of cash on hand. As of February 26, 2009, we have $1.18 billion in past due debt and an additional $4.09 billion of debt that could be accelerated by our lenders.

The $900 million mortgage loans secured by our Fashion Show and The Shoppes at the Palazzo shopping centers (the “Fashion Show/Palazzo Loans”) matured on November 28, 2008. As we were unable to extend, repay or refinance these loans, on December 16, 2008, we entered into forbearance and waiver agreements with respect to these loan agreements, which expired on February 12, 2009. As of February 26, 2009, we are in default with respect to these loans, but the lenders have not commenced foreclosure proceedings with respect to these properties. Additional past due loans include the $225 million Short Term Secured Loan which matured on February 1, 2009 and the $57.3 million mortgage loan secured by Chico Mall. The $95 million mortgage loan secured by the Oakwood Center, with an original scheduled maturity date of February 9, 2009, was extended to March 16, 2009.

The maturity date of each of the 2006 Credit Facility ($2.58 billion) and the Secured Portfolio Facility ($1.51 billion) could be accelerated by our lenders. As a result of the maturity of the Fashion Show/Palazzo Loans, we entered into forbearance agreements in December 2008 relating to each of the 2006 Credit Facility and Secured Portfolio Facility.

Pursuant and subject to the terms of the forbearance agreement related to the 2006 Credit Facility, the lenders agreed to waive certain identified events of default under the 2006 Credit Facility and forbear from exercising certain of the lenders’ default related rights and remedies with respect to such identified defaults until January 30, 2009. These defaults included, among others, the failure to timely repay the Fashion Show/Palazzo Loans. Without acknowledging the existence or validity of the identified defaults, we agreed that, during the forbearance period, without the consent of the lenders required under the 2006 Credit Facility and subject to certain “ordinary course of business” exceptions, we would not enter into any transaction that would result in a change in control, incur any indebtedness, dispose of any assets or issue any capital stock for other than fair market value, make any redemption or restricted payment, purchase any subordinated debt, or amend the CSA. In addition, we agreed that investments in TRCLP and its subsidiaries would not be made by non-TRCLP subsidiaries and their other subsidiaries, subject to certain ordinary course of business exceptions. We also agreed that certain proceeds received in connection with financings or capital transactions would be retained by the Company subsidiary receiving such proceeds. Finally, the forbearance agreement modified the 2006 Credit Facility to eliminate the obligation of the lenders to provide additional revolving credit borrowings, letters of credit and the option to extend the term of the 2006 Credit Facility.

On January 30, 2009, we amended and restated the forbearance agreement relating to the 2006 Credit Facility. Pursuant and subject to the terms of the amended and restated forbearance agreement, the lenders agreed to extend the period during which they would forbear from exercising certain of their default related rights and remedies with respect to certain identified defaults from January 30, 2009 to March 15, 2009. Without acknowledging or confirming the existence or occurrence of the identified defaults, we agreed to extend the covenants and restrictions contained in the original forbearance agreement and also agreed to certain additional covenants during the extended forbearance period. Certain termination events were added to the forbearance agreement, including foreclosure on certain potential mechanics liens prior to March 15, 2009 and certain cross defaults in respect of six loan agreements relating to the mortgage loans secured by each of the Oakwood, the Fashion Show/Palazzo and Jordan Creek shopping centers as well as certain additional portfolios of properties.

Pursuant and subject to the terms of the forbearance agreement related to the Secured Portfolio Facility, the lenders agreed to waive certain identified events of default under the Secured Portfolio Facility and forbear from exercising certain of the lenders’ default related rights and remedies with respect to such identified defaults until January 30,

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2009. These defaults included, among others, the failure to timely repay the Fashion Show/Palazzo Loans. On January 30, 2009, we amended and restated the forbearance agreement relating to the Secured Portfolio Facility.

Pursuant and subject to the terms of the amended and restated forbearance agreement, the lenders agreed to waive certain identified events of default under the Secured Portfolio Facility and agreed to extend the period during which they would forbear from exercising certain of their default related rights and remedies with respect to certain identified defaults from January 30, 2009 to March 15, 2009. We did not acknowledge the existence or validity of the identified defaults.

As a condition to the lenders agreeing to enter into the forbearance agreements described above, we agreed to pay the lenders certain fees and expenses, including an extension fee to the lenders equal to five (5) basis points of the outstanding loan balance under the 2006 Credit Facility and Secured Portfolio Facility in connection with the amendment and restatement of the forbearance agreements relating to such loan facilities.

The expiration of forbearance and waiver agreements related to the Fashion Show/Palazzo Loans permits the lenders under our 2006 Credit Facility and Secured Portfolio Facility to elect to terminate the forbearance and waiver agreements related to those loan facilities. However, as of February 26, 2009, we have not received notice of any such termination, which is required under the terms of these forbearance agreements.

In addition, we have approximately $1.60 billion of consolidated property-specific mortgage loans scheduled to mature in the remainder of 2009. Finally, we have significant accounts payable and liens on our assets, and the imposition of additional liens may occur.

A total of $595 million of unsecured bonds issued by TRCLP are scheduled to mature on March 15, and April 30, 2009. Failure to pay these bonds at maturity, or a default under certain of our other debt, would constitute a default under these and other unsecured bonds issued by TRCLP having an aggregate outstanding balance of $2.25 billion as of December 31, 2008.

We do not have, and will not have, sufficient liquidity to make the principal payments on maturing or accelerated loans or pay our past due payables. We will not have sufficient liquidity to repay any outstanding loans and other obligations unless we are able to refinance, restructure, amend or otherwise replace the Fashion Show/Palazzo Loans, 2006 Credit Facility, Secured Portfolio Facility, other mortgage loans maturing in 2009 and the unsecured bonds issued by TRCLP which are due in 2009.

Our liquidity is also dependent on cash flows from operations, which are affected by the severe weakening of the economy. The downturn in the domestic retail market has resulted in reduced tenant sales and increased tenant bankruptcies, which in turn affects our ability to generate rental revenue. In addition, the rapid and deep deterioration of the housing market, with new housing starts currently at a fifty year low, negatively affects our ability to generate income through the sale of residential land in our master planned communities.

We have undertaken a comprehensive examination of all of the financial and strategic alternatives to generate capital from a variety of sources, including, but not limited to, both core and non-core asset sales, the sale of joint venture interests, a corporate level capital infusion, and/or strategic business combinations. Given the continued weakness of the retail and credit markets, there can be no assurance that we can obtain further extensions or refinance our existing debt or obtain the additional capital necessary to satisfy our short term cash needs. In the event that we are unable to extend or refinance our debt or obtain additional capital on a timely basis, we will be required to take further steps to acquire the funds necessary to satisfy our short term cash needs, including seeking legal protection from our creditors. Our potential inability to address our past due and future debt maturities raise substantial doubts as to our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, our consolidated financial statements do not reflect any

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should we be unable to continue as a going concern.

In the fourth quarter of 2008 we suspended our cash dividend and halted or slowed nearly all development and redevelopment projects other than those that were substantially complete, could not be deferred as a result of contractual commitments, and joint venture projects. During 2008, we systematically engaged in cost reduction or efficiency programs, and reduced our workforce from 2007 levels by over 20%.

Shareholder Rights Plan

We have a shareholder rights plan which will impact a potential acquirer unless the acquirer negotiates with our Board of Directors and the Board of Directors approves the transaction. On November 18, 2008 the shareholder rights plan was amended to extend the expiration date of the rights to November 18, 2010 and to adjust the exercise price. Pursuant to this plan, as amended, one preferred share purchase right (a “Right”) is attached to each currently outstanding or subsequently issued share of our common stock. Prior to becoming exercisable, the Rights trade together with our common stock. In general, the Rights will become exercisable if a person or group acquires or announces a tender or exchange offer for 15% or more of our common stock. Each Right entitles the holder to purchase from GGP one-third of one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $100 per share (the “Preferred Stock”), at an exercise price of $105 per one one-thousandth of a share, subject to adjustment. If a person or group acquires 15% or more of our common stock, each Right will entitle the holder (other than the acquirer) to purchase shares of our common stock (or, in certain circumstances, cash or other securities) having a market value of twice the exercise price of a Right at such time. Under certain circumstances, each Right will entitle the holder (other than the acquirer) to purchase the common stock of the acquirer having a market value of twice the exercise price of a Right at such time. In addition, under certain circumstances, our Board of Directors may exchange each Right (other than those held by the acquirer) for one share of our common stock, subject to adjustment. If the Rights become exercisable, holders of common units of partnership interest in the Operating Partnership, other than GGP, will receive the number of Rights they would have received if their units had been redeemed and the purchase price paid in our common stock.

Common Stock Sale

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

Litigation Provision Settlement

In February, 2004, Caruso Affiliated Holdings, LLC commenced a lawsuit (the “Glendale Matter”) involving GGP and GGP/Homart II, L.L.C. (one of our Unconsolidated Real Estate Affiliates) (collectively, the “defendants”) in the Los Angeles Superior Court (the “Court”) alleging violations of the California antitrust and unfair competition laws and tortious interference with prospective economic advantage. After the jury trial concluded in the fall of 2007, the Court entered judgment with respect to the interference with prospective economic advantage claim against defendants in the amount of $74.2 million in compensatory damages, $15.0 million in punitive damages, and $0.2 million in court costs (the “Judgment Amount”). Post-judgment interest began accruing on December 21, 2007 at the statutory rate of 10%. Defendants appealed the judgment and posted an appellate bond in April 2008 for $134.1 million, which was equal to 150% of the Judgment Amount. Additionally, in April 2008, GGPLP supplied cash as collateral to secure the appellate bond in the amount equal to 50% of the total bond amount or $67.1 million.

The Judgment Amount and the related post-judgment interest had been recorded by GGP/Homart II in all applicable periods prior to the settlement. However, since the GGP/Homart II Operating Agreement gives the non-managing

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

member of GGP/Homart II rights to indemnification from the Company under certain circumstances, management of the Company had determined that the Company would pay directly, for 100% of any payments and costs. Accordingly, in 2007, for financial statement purposes, although an accrual of the compensatory damages in the amount of $74.2 million and for punitive damages in the amount of $15.0 million was recorded by GGP/Homart II, the Company had reflected, as litigation provision and in other general and administrative expenses and interest expense, as applicable, 100% of the judgment and certain related costs, rather than reflecting such 50% share of such costs in its equity in earnings of GGP/Homart II as originally recorded in the third quarter of 2007.

On December 19, 2008, the defendants agreed to terms of a settlement and mutual release agreement with Caruso Affiliated Holdings LLC which released the defendants from all past, present and future claims related to the Glendale Matter in exchange for a settlement payment of $48.0 million, which was paid from the appellate bond cash collateral account in January 2009. Concurrently, GGP agreed with its joint venture partner in GGP/Homart II, New York State Common Retirement Fund (“NYSCRF”), that GGP would not be reimbursed for any portion of this payment, and we will reimburse $5.5 million of costs to NYSCRF in connection with the settlement. Accordingly, as of December 2008, the Company adjusted its liability for the Judgment Amount from $89.4 million to $48.0 million and reversed legal fees incurred by GGP/Homart II of $14.2 million that were previously recorded at 100% by GGP and post-judgment related interest expense of $7.0 million. The net impact of these items related to the settlement is a credit of $57.1 million reflected in litigation recovery in our Consolidated Statements of Income and Comprehensive Income for 2008. Also as a result of the settlement, the Company will reflect its 50% share of legal costs that had previously been recorded at 100% as $7.1 million of additional expense reflected in Equity in income of Unconsolidated Real Estate Affiliates in our Consolidated Statements of Income and Comprehensive Income for 2008.

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

Properties

Real estate assets are stated at cost less any provisions for impairments. Construction and improvement costs incurred in connection with the development of new properties or the redevelopment of existing properties are capitalized to the extent the total carrying value of the property does not exceed the estimated fair value of the completed property. Real estate taxes and interest costs incurred during construction periods are capitalized. Capitalized interest costs are based on qualified expenditures and interest rates in place during the construction period. Capitalized real estate taxes and interest costs are amortized over lives which are consistent with the constructed assets.

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

Impairment

Operating properties and properties under development

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS 144”) requires that if impairment indicators exist and the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment charge should be recorded to write down the carrying amount of such asset to its fair value. We review our real estate assets, including investment land, land held for development and sale and developments in progress, for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The cash flow estimates used both for estimating value and the recoverability analysis are inherently judgmental and reflect current and projected trends in rental, occupancy and capitalization rates, and our estimated holding periods for the applicable assets. Impairment indicators for our retail and other segment are assessed separately for each property and include, but are not limited to, significant decreases in real estate property net operating income and occupancy percentages. Impairment indicators for our Master Planned Communities segment are assessed separately for each community and include, but are not limited to, significant decreases in sales pace or average selling prices, significant increases in expected land development and construction costs or cancellation rates, and projected losses on expected future sales. Impairment indicators for pre-development costs, which are typically costs incurred during the beginning stages of a potential development, and developments in progress are assessed by project and include, but are not limited to, significant changes in projected completion dates, revenues or cash flows, development costs, market factors and sustainability of development projects. If an indicator of potential impairment exists, the asset is tested for recoverability by comparing its carrying value to the estimated future undiscounted cash flow. Although the estimated value of certain assets may be exceeded by the carrying amount, a real estate asset is only considered to be impaired when its carrying value cannot be recovered through estimated future undiscounted cash flows. To the extent an impairment has occurred, the excess of the carrying value of the asset over its estimated fair value is expensed to operations.

We recorded impairment charges of $7.8 million in the third quarter of 2008 related to our Century Plaza (Birmingham, Alabama) operating property and $4.0 million in the fourth quarter of 2008 related to our SouthShore Mall (Aberdeen, Washington) operating property, both of which were calculated using a projected sales price analysis, incorporating available market information including offers previously received from other sources.

We recorded an impairment charge of $40.3 million in the third quarter of 2008 related to our residential condominium project, Nouvelle at Natick (Massachusetts), which was calculated using a discounted cash flow analysis (at a 12% discount rate) incorporating available market information and other management assumptions. Significant factors in the determination of the Nouvelle at Natick impairment charge were the reduced potential of future price increases and the likelihood that the period to complete unit sales will need to be extended. We also recorded an impairment charge of $127.6 million in 2007 related to our Columbia and Fairwood properties in our master planned communities segment.

We recorded impairment charges of $31.7 million throughout 2008 related to the write down of various pre-development costs that were determined to be non-recoverable due to the related projects being terminated. We recorded similar impairment charges for pre-development projects in the amount of $2.9 million in 2007 and $4.3 million in 2006.

All of these impairment charges are included in provisions for impairment in our consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

No other impairments of our investment in real estate were recorded in 2008, 2007 or 2006.

Investment in Unconsolidated Real Estate Affiliates

Per Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” a series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the Unconsolidated Real Estate Affiliates has occurred which is other-than-temporary. The investment in each of the Unconsolidated Real Estate Affiliates is evaluated for recoverability and valuation declines that are other than temporary periodically and as deemed necessary. Accordingly, in addition to the property-specific impairment analysis that we perform on the investment properties owned by such joint ventures (as part of our investment property impairment process described above), we also considered the ownership and distribution preferences and limitations and rights to sell and repurchase of our ownership interests. No provisions for impairment of our investments in Unconsolidated Real Estate Affiliates were recorded in 2008, 2007 or 2006.

Goodwill

The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill has been recognized and allocated to specific properties in our Retail and Other Segment since each individual rental property or each operating property is an operating segment and considered a reporting unit. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), requires that goodwill should be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Accordingly, we performed the annual test of goodwill as of December 31, 2008. We perform this test by first comparing the estimated fair value of each property with our book value of the property, including, if applicable, its allocated portion of aggregate goodwill. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions. If the book value of a property, including its goodwill, exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In this second step, if the implied fair value of goodwill is less than the book value of goodwill, an impairment charge is recorded. Based on our testing methodology, we recorded provisions for impairment related to the allocated goodwill of $32.8 million in the fourth quarter 2008. These impairments were primarily driven by the increases in capitalization rates in the fourth quarter 2008 due to the continued downturn in the real estate market. No other impairments of goodwill were recorded in 2008, 2007 or 2006. Additionally, as of December 31, 2008, our market capitalization was $533.5 million as compared to the net book value of equity and minority interest of approximately $2.3 billion.

General

Due to the tight credit markets, the recent and continuing decline in our market capitalization and in the fair value of our debt securities, the uncertain economic environment, as well as other uncertainties, we can provide no assurance that material impairment charges with respect to operating properties, Unconsolidated Real Estate Affiliates, construction in progress, property held for development and sale or goodwill will not occur in future periods. Our test for impairment at December 31, 2008 was based on the most current information available to us, and if the conditions mentioned above deteriorate, or if our plans regarding our assets change, it could result in additional impairment charges in the future. Furthermore, certain of our properties had fair values less than their carrying amounts. However, based on the Company’s plans with respect to those properties, we believe that the carrying amounts are recoverable and therefore, under applicable GAAP guidance, no additional impairments were taken. Accordingly, we will continue to monitor circumstances and events in future periods to determine whether additional impairments are warranted.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

We adopted SFAS 141 (R) (Note 15) as of January 1, 2009. SFAS 141 (R) will change how business acquisitions are accounted for and will impact the financial statements both on the acquisition date and in subsequent periods. However, given current economic conditions and our liquidity situation, we currently do not expect to make significant acquisitions for the foreseeable future.

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

When cumulative distributions, which are primarily from financing proceeds, exceed our investment in the joint venture, the investment is reported as a liability in our consolidated financial statements.

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

Deferred Expenses

Deferred expenses consist principally of financing fees and leasing costs and commissions. Deferred financing fees are amortized to interest expense using the effective interest method (or other methods which approximate the

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective interest method) over the terms of the respective agreements. Deferred leasing costs and commissions are amortized using the straight-line method over periods that approximate the related lease terms. Deferred expenses in our Consolidated Balance Sheets are shown at cost, net of accumulated amortization of $256.8 million as of December 31, 2008 and $210.1 million as of December 31, 2007.

Minority Interests — Common (Notes 1 and 12)

Minority Interests — Common includes income allocated to holders of the Common Units (the “OP Minority Interests”) as well as to minority interest venture partners in consolidated joint ventures. Income is allocated to the OP Minority Interests based on their ownership percentage of the Operating Partnership. This ownership percentage, as well as the total net assets of the Operating Partnership, changes when additional shares of our common stock or Common Units are issued. Such changes result in an allocation between stockholders’ equity and Minority Interests-Common in our Consolidated Balance Sheets. Due to the number of such capital transactions that occur each period, we have presented a single net effect of all such allocations for the period as the “Adjustment for Minority Interest in Operating Partnership” in our Consolidated Statements of Stockholders’ Equity (rather than separately allocating the minority interest for each individual capital transaction).

Under certain circumstances, the Common Units can be redeemed at the option of the holders for cash or, at our election, shares of GGP common stock on a one-for-one basis. The holders of the Common Units also share equally with our common stockholders on a per share basis in any distributions by the Operating Partnership on the basis that one Common Unit is equivalent to one share of GGP common stock. Upon receipt of a request for redemption by a holder of Common Units, the Company, as general partner of the Operating Partnership, has the option to pay the redemption price for such Common Units with shares of common stock of the Company (subject to certain conditions), or in cash, on a one-for-one basis with a cash redemption price equivalent to the market price of one share of common stock of the Company at the time of redemption. All prior requests for redemption of Common Units have been fulfilled with shares of the Company’s common stock. Notwithstanding this historical practice, the aggregate amount of cash that would have been paid to the holders of the outstanding Common Units as of December 31, 2008 if such holders had requested redemption of the Common Units as of December 31, 2008, and all such Common Units were redeemed for cash, would have been $65.4 million. Comparatively, the aggregate amount of cash that would have been paid to the holders of the outstanding Common Units as of December 31, 2007 if such holders had requested redemption of the Common Units as of December 31, 2007, and all such Common Units were redeemed for cash, would have been $2.14 billion. We may not have the liquidity necessary to redeem Common Units for cash.

We adopted SFAS 160 (Note 15) on January 1, 2009. SFAS 160 will change the accounting and reporting for all or some minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity.

Treasury Stock

We account for repurchases of common stock using the cost method with common stock in treasury classified in the Consolidated Balance Sheets as a reduction of stockholders’ equity. Treasury stock is reissued at average cost.

Revenue Recognition and Related Matters

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates and accretion related to above and below-market tenant leases on acquired properties. Termination income recognized for the years ended December 31, 2008, 2007 and 2006 was $34.9 million, $26.0 million and $23.0 million, respectively. Net accretion related to above and below-market tenant leases for the years ended December 31, 2008, 2007 and 2006 was $15.6 million, $31.0 million and $39.7 million, respectively.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Straight-line rent receivables, which represent the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases, of $228.1 million as of December 31, 2008 and $201.9 million as of December 31, 2007 are included in Accounts and notes receivable, net in our consolidated financial statements.

Percentage rent in lieu of fixed minimum rent received from tenants for the years ended December 31, 2008, 2007 and 2006 was $50.3 million, $44.3 million and $41.6 million, respectively, and is included in Minimum rents in our consolidated financial statements.

We provide an allowance for doubtful accounts against the portion of accounts receivable, including straight-line rents, which is estimated to be uncollectible. Such allowances are reviewed periodically based upon our recovery experience. We also evaluate the probability of collecting future rent which is recognized currently under a straight-line methodology. This analysis considers the long-term nature of our leases, as a certain portion of the straight-line rent currently recognizable will not be billed to the tenant until many years into the future. Our experience relative to unbilled deferred rent receivable is that a certain portion of the amounts recorded as straight-line rental revenue are never collected from (or billed to) tenants due to early lease terminations. For that portion of the otherwise recognizable deferred rent that is not deemed to be probable of collection, no revenue is recognized. Accounts receivable in our Consolidated Balance Sheets are shown net of an allowance for doubtful accounts of $59.8 million as of December 31, 2008 and $68.5 million as of December 31, 2007.

Overage rents are recognized on an accrual basis once tenant sales exceed contractual tenant lease thresholds. Recoveries from tenants are established in the leases or computed based upon a formula related to real estate taxes, insurance and other shopping center operating expenses and are generally recognized as revenues in the period the related costs are incurred.

Management and other fees primarily represent management and leasing fees, construction fees, financing fees and fees for other ancillary services performed for the benefit of the Unconsolidated Real Estate Affiliates and for properties owned by third parties (Note 9).

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

Cost ratios for land sales are determined as a specified percentage of land sales revenues recognized for each community development project. The cost ratios used are based on actual costs incurred and estimates of future development costs and sales revenues to completion of each project. The ratios are reviewed regularly and revised for changes in sales and cost estimates or development plans. Significant changes in these estimates or development plans, whether due to changes in market conditions or other factors, could result in changes to the cost ratio used for a specific project. The specific identification method is used to determine cost of sales for certain parcels of land, including acquired parcels we do not intend to develop or for which development was complete at the date of acquisition.

As of December 31, 2008, there have been a cumulative 17 unit sales at our 215 unit Nouvelle at Natick residential condominium project. As the threshold for profit recognition on such sales has not yet been achieved, the $13.1 million of sales revenue received to date has been deferred and has been reflected within accounts payable, accrued expenses and other liabilities (Note 11). When such thresholds are achieved, the deferred revenue, and the related costs of units sold, will be reflected on the percentage of completion method within our master planned community segment.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes (Note 7)

Deferred income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns and are held primarily by certain of our taxable REIT subsidiaries. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. An increase or decrease in the deferred tax liability that results from a change in circumstances, and which causes a change in our judgment about expected future tax consequences of events, is included in the current tax provision. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. An increase or decrease in the valuation allowance that results from a change in circumstances, and which causes a change in our judgment about the realizability of the related deferred tax asset, is included in the current tax provision.

On January 1, 2007, we adopted Financial Accounting Standards Board Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold that a tax position is required to meet before recognition in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues. Prior to adoption of FIN 48, we did not treat either interest or penalties related to tax uncertainties as part of income tax expense. With the adoption of FIN 48, we have chosen to change this accounting policy. As a result, we recognize and report interest and penalties, if necessary, within our provision for income tax expense from January 1, 2007 forward.

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

Diluted EPS excludes options where the exercise price was higher than the average market price of our common stock, and therefore would have an anti-dilutive effect, and options for which vesting requirements were not satisfied. Such options totaled 4,966,829 shares as of December 31, 2008, 3,754,458 shares as of December 31, 2007 and 2,250,227 shares as of December 31, 2006. Outstanding Common Units have also been excluded from the diluted earnings per share calculation because including such Common Units would also require that the share of GGPLP income attributable to such Common Units be added back to net income therefore resulting in no effect on EPS. Finally, the exchangeable senior notes that were issued in April 2007 (Note 6) are also excluded from EPS because the conditions for exchange were not satisfied as of December 31, 2008 and 2007.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Information related to our EPS calculations is summarized as follows:

	Years Ended December 31,
	2008		2007		2006
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(In thousands)

Numerators:
(Loss) income from continuing operations	$(19,740)	(19,740)	$287,954	$287,954	$60,096	$60,096
Discontinued operations, net of minority interests	46,000	46,000	—	—	(823)	(823)

Net income available to common stockholders	$26,260	$26,260	$287,954	$287,954	$59,273	$59,273

Denominators:
Weighted average number of common shares outstanding — basic	262,195	262,195	243,992	243,992	241,222	241,222
Effect of dilutive securities — stock options	—	—	—	546	—	832

Weighted average number of common shares outstanding — diluted	262,195	262,195	243,992	244,538	241,222	242,054

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

Parties to interest rate exchange agreements are subject to market risk for changes in interest rates and risk of credit loss in the event of nonperformance by the counterparty. We do not require any collateral under these agreements, but deal only with well known financial institution counterparties (which, in certain cases, are also the lenders on the related debt) and expect that all counterparties will meet their obligations.

All of our interest rate swap and other derivative financial instruments qualify as cash flow hedges and hedge our exposure to forecasted interest payments on variable-rate LIBOR-based debt. Accordingly, the effective portion of the instruments’ gains or losses is reported as a component of other comprehensive income and reclassified into earnings when the related forecasted transactions affect earnings. If we discontinue a cash flow hedge because it is no longer probable that the original forecasted transaction will occur, or if a hedge is deemed no longer effective, the net gain or loss in accumulated other comprehensive (loss) income is immediately reclassified into earnings.

The derivative financial instruments are carried at fair value while changes in the fair value of the receivable or payable under interest rate cap and swap agreements are accounted for as adjustments to interest expense on the related debt. We have not recognized any losses as a result of hedge discontinuance and the expense that we

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized related to changes in the time value of interest rate cap agreements and ineffective hedges were insignificant for 2008, 2007 and 2006.

Investments in Marketable Securities

Most investments in marketable securities are held in an irrevocable trust for participants in qualified defined contribution pension plans which were acquired with the TRC Merger, are classified as trading securities and are carried at fair value with changes in values recognized in earnings. Investments in certain marketable debt securities with maturities at dates of purchase in excess of three months are carried at amortized cost as it is our intention to hold these investments until maturity. Other investments in marketable equity securities subject to significant restrictions on sale or transfer are classified as available-for-sale and are carried at fair value with unrealized changes in values recognized in other comprehensive income.

	2008	2007	2006
	(In thousands)

Proceeds from sales of available-for-sale securities	$3,362	$3,720	$4,982
Gross realized (losses) gains on available-for-sale securities	(426)	643	578

Fair Value Measurements

We adopted SFAS 157 (Note 15) as of January 1, 2008 for our financial assets and liabilities and such adoption did not change our valuation methods for such assets and liabilities. This adoption applies primarily to our derivative financial instruments, which are assets and liabilities carried at fair value (primarily based on unobservable market data) on a recurring basis in our consolidated financial statements. We have investments in marketable securities that are immaterial to our consolidated financial statements.

	Total Fair Value	Quoted Prices in
	Measurement	Active Markets for	Significant Other	Significant
	December 31,	Identical Assets	Observable Inputs	Unobservable Inputs
	2008	(Level 1)	(Level 2)	(Level 3)
		(In thousands)

Liabilities:
Derivative Liabilities(1)	$(27,715)	$—	$—	$(27,715)

Total Liabilities	$(27,715)	$—	$—	$(27,715)

(1)	The Credit valuation adjustment (“CVA”) is one component in the overall valuation of derivative instruments. The CVA is calculated using credit spreads that are generally unobservable in the market place (Level 3 inputs). As in the case of the derivative instruments mentioned above, the CVA was deemed to be a significant component of the valuation, therefore the entire balance of the derivative is classified as Level 3.

Using Significant
Unobservable
Inputs (Level 3)
Liabilities
(In thousands)

Balance at January 1, 2008	$(3)
Included in other comprehensive income	(26,599)
Purchases, issuances and settlements	(1,113)

Balance at December 31, 2008	$(27,715)

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Value of Financial Instruments

The fair values of our financial instruments approximate their carrying value in our financial statements except for debt. We estimated the fair value of our debt based on quoted market prices for publicly-traded debt and on the discounted estimated future cash payments to be made for other debt. The discount rates used approximate current lending rates for loans or groups of loans with similar maturities and credit quality, assume the debt is outstanding through maturity and consider the debt’s collateral (if applicable). We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed. Since such amounts are estimates that are based on limited available market information for similar transactions, there can be no assurance that the disclosed value of any financial instrument could be realized by immediate settlement of the instrument.

	2008		2007
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
	(In millions)

Fixed-rate debt	$19,337	$16,601	$20,840	$20,596
Variable-rate debt	5,516	4,867	3,442	3,361

	$24,853	$21,468	$24,282	$23,957

Stock — Based Compensation Expense

We evaluate our stock-based compensation expense in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share — Based Payment,” (“SFAS 123(R)”) and Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R), which requires companies to estimate the fair value of share — based payment awards on the date of grant using an option — pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Consolidated Statements of Income and Comprehensive Income.

SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The cumulative effect of estimating forfeitures for these plans decreased compensation expense by approximately $1.9 million for the year ended December 31, 2008, $1.0 million for the year ended December 31, 2007 and $0.7 million for the year ended December 31, 2006 and has been reflected in our consolidated financial statements.

Officer Loans

In October 2008, the independent members of the Company’s Board of Directors learned that between November 2007 and September 2008, an affiliate of certain Bucksbaum family trusts advanced a series of unsecured loans, without the Board’s approval, to Mr. Robert Michaels, the Company’s former director and president and current chief operating officer, and Mr. Bernard Freibaum, the Company’s former director and chief financial officer, for the purpose of repaying personal margin debt relating to Company common stock owned by each of them. The loan to Mr. Michaels, which totaled $10 million, has been repaid in full. The loans to Mr. Freibaum totaled $90 million, of which $80 million is presently outstanding. No Company assets or resources were involved in the loans and no laws or Securities and Exchange Commission rules were violated as a result of the loans. Under applicable GAAP guidance, as a result of these loans, the Company is deemed to have received a contribution to capital by the lender and to have incurred compensation expense in an equal amount for no incremental equity interest in the Company. We calculated the fair value of the loans based on a derivation of the income approach known as the discounted cash flow method. Specifically, the fair values of the loans were calculated as the present value of the estimated future cash flows (consisting of quarterly interest payments, an annual loan commitment fee, and principal repayment upon demand of the loan) attributable to the loan using a market-based discount rate that accounts for the time value of money and the appropriate degree of risk inherent in the loans as of the various valuation dates. Included in our valuation of the fair value of the loans is a consideration

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the credit risk of the loans on each date of issuance, based upon, among other considerations, Mr. Freibaum’s and Mr. Michaels’ stockholdings in the Company, outstanding loans and current and past compensation from the Company. For Mr. Freibaum’s loans we valued the loans at each respective disbursement date and amendment date and used loan terms varying from six months to two years reflecting our estimation that repayment would require an orderly liquidation of Mr. Freibaum’s other assets. For Mr. Michaels’ loans, we valued the loan at its disbursement date based on its actual term. Accordingly, the compensation expense is measured as the difference between the fair value of the loans as compared to the face amount of the loans. Such calculated expenses are measured and recognizable at the date of such advances and as of the dates of amendments as there were no future service or employment requirements stated in the loan agreements. The total compensation expense is the aggregation of these fair value to face amount differences. Accordingly, we recorded the cumulative correction of the compensation expense of $15.4 million in the fourth quarter of 2008.

Foreign Currency Translation

The functional currencies for our international joint ventures are their local currencies. Assets and liabilities of these investments are translated at the rate of exchange in effect on the balance sheet date and operations are translated at the weighted average exchange rate for the period. Translation adjustments resulting from the translation of assets and liabilities are accumulated in stockholders’ equity as a component of accumulated other comprehensive income (loss). Translation of operations are reflected in equity in income of unconsolidated real estate affiliates.

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

Reclassifications

Certain amounts in the 2007 and 2006 consolidated financial statements have been reclassified to present provision for impairment in conformity with the current year presentation.

Note 3	Acquisitions and Intangibles

Acquisitions

On February 29, 2008, we acquired The Shoppes at The Palazzo in Las Vegas, Nevada for an initial purchase price of $290.8 million (Note 14).

On July 6, 2007, we acquired the fifty percent interest owned by NYSCRF in the GGP/Homart I portfolio (the “Homart I acquisition”). The aggregate purchase price was as follows:

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Intangible Assets and Liabilities

The following table summarizes our intangible assets and liabilities:

		Accumulated
	Gross Asset	(Amortization)/
	(Liability)	Accretion	Net Carrying Amount
	(In thousands)

As of December 31, 2008
Tenant leases:
In-place value	$637,791	$(381,027)	$256,764
Above-market	117,239	(65,931)	51,308
Below-market	(199,406)	110,650	(88,756)
Ground leases:
Above-market	(16,968)	1,951	(15,017)
Below-market	271,602	(24,049)	247,553
Real estate tax stabilization agreement	91,879	(16,348)	75,531
As of December 31, 2007
Tenant leases:
In-place value	$679,329	$(361,172)	$318,157
Above-market	148,057	(72,772)	75,285
Below-market	(324,088)	196,447	(127,641)
Ground leases:
Above-market	(16,968)	1,479	(15,489)
Below-market	293,435	(19,590)	273,845
Real estate tax stabilization agreement	91,879	(12,425)	79,454

The gross asset balances of the in-place value of tenant leases are included in Buildings and equipment in our Consolidated Balance Sheets. Acquired in-place at-market tenant leases are amortized over periods that approximate the related lease terms. The above-market and below-market tenant and ground leases as well as the real estate tax stabilization agreement intangible asset are included in Prepaid expenses and other assets and Accounts payable and accrued expenses as detailed in Note 11. Above and below-market lease values are amortized over the remaining non-cancelable terms of the respective leases (averaging approximately five years for tenant leases and approximately 45 years for ground leases)

Amortization/accretion of these intangible assets and liabilities, and similar assets and liabilities from our Unconsolidated Real Estate Affiliates at our share, decreased our income (excluding the impact of minority interest and the provision for income taxes) by $70.4 million in 2008, $62.5 million in 2007 and $118.2 million in 2006.

Future amortization, including our share of such items from Unconsolidated Real Estate Affiliates, is estimated to decrease income (excluding the impact of minority interest and the provision for income taxes) by $65.6 million in 2009, $59.1 million in 2010, $48.1 million in 2011, $27.6 million in 2012, and $20.9 million in 2013.

Note 4	Discontinued Operations and Gains (Losses) on Dispositions of Interests in Operating Properties

On April 4, 2008, we sold one office building totaling approximately 16,500 square feet located in Las Vegas for a total sales price of $3.3 million, resulting in total gain of $2.0 million (net of $0.5 million of minority interest).

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On April 23, 2008, we sold two office buildings totaling approximately 390,000 square feet located in Maryland for a sales price of $94.7 million (including debt assumed of approximately $84 million), resulting in total gains of $28.8 million (net of $5.7 million of minority interest).

On August 21, 2008, we sold an office park consisting of three office buildings totaling approximately 73,500 square feet located in Maryland for a total sales price of $4.7 million, resulting in total gains of $0.8 million (net of $0.2 million of minority interest).

On September 29, 2008, we sold an office park consisting of five office buildings totaling approximately 306,500 square feet located in Maryland for a total sales price of $42.3 million, resulting in total gains of $14.4 million (net of $2.6 million of minority interest).

All of the 2008 dispositions are included in discontinued operations, net of minority interest — gain (loss) on dispositions in our consolidated financial statements. For Federal income tax purposes, the two office buildings and one of the office parks located in Maryland were used as relinquished property in a like-kind exchange involving the acquisition of The Shoppes at The Palazzo.

We evaluated the operations of these properties (net of minority interests) pursuant to the requirements of SFAS 144 and concluded that the operations of these office buildings that were sold did not materially impact the prior period results and therefore have not reported any prior operations of these properties as discontinued operations in the accompanying consolidated financial statements.

Note 5	Unconsolidated Real Estate Affiliates

The Unconsolidated Real Estate Affiliates comprise our non-controlling investments in real estate joint ventures. Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. We manage most of the properties owned by these joint ventures. As we have joint interest and joint control of these ventures with our venture partners and since they have substantive participating rights in such ventures, we account for these joint ventures using the equity method. Some of the joint ventures have elected to be taxed as REITs.

In certain circumstances, we have debt obligations in excess of our pro rata share of the debt of our Unconsolidated Real Estate Affiliates (“Retained Debt”). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness of such Unconsolidated Real Estate Affiliates. The proceeds of the Retained Debt which are distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates. In the event that the Unconsolidated Real Estate Affiliates do not generate sufficient cash flow to pay debt service, by agreement with our partners, our distributions may be reduced or we may be required to contribute funds in an amount equal to the debt service on Retained Debt. Such Retained Debt totaled $160.8 million as of December 31, 2008 and $163.3 million as of December 31, 2007, and has been reflected as a reduction in our investment in Unconsolidated Real Estate Affiliates. In certain other circumstances, the Company, in connection with the debt obligations of certain Unconsolidated Real Estate Affiliates, has agreed to provide supplemental guarantees or master-lease commitments to provide to the debt holders additional credit-enhancement or security. We currently do not expect to be required to perform pursuant to any of such supplemental credit-enhancement provisions for our Unconsolidated Real Estate Affiliates.

Generally, we anticipate that the 2009 operations of our joint venture properties will support the operational cash needs of the properties, including debt service payments. However, based on the liquidity concerns (Note 1) of the Company, there can be no assurance that we will have the ability to fully fund the capital requirements of all of our joint ventures if the needs arise.

The significant accounting policies used by the Unconsolidated Real Estate Affiliates are the same as ours.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Combined Financial Information of Unconsolidated Real Estate Affiliates

Following is summarized financial information for our Unconsolidated Real Estate Affiliates as of December 31, 2008 and 2007 and for the years ended December 31, 2008, 2007 and 2006. Certain 2007 and 2006 amounts have been reclassified to conform to the 2008 presentation.

	December 31,	December 31,
	2008	2007
	(In thousands)

Condensed Combined Balance Sheets — Unconsolidated Real Estate Affiliates
Assets:
Land	$863,965	$852,183
Buildings and equipment	7,558,344	7,101,064
Less accumulated depreciation	(1,524,121)	(1,343,302)
Developments in progress	549,719	615,243

Net property and equipment	7,447,907	7,225,188
Investment in unconsolidated joint ventures	241,786	275,012
Investment land and land held for development and sale	282,636	287,962

Net investment in real estate	7,972,329	7,788,162
Cash and cash equivalents	231,500	211,388
Accounts and notes receivable, net	163,749	137,545
Deferred expenses, net	173,213	166,201
Prepaid expenses and other assets	225,809	282,958

Total assets	$8,766,600	$8,586,254

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$6,411,631	$6,204,188
Accounts payable and accrued expenses	513,538	719,136
Owners’ equity	1,841,431	1,662,930

Total liabilities and owners’ equity	$8,766,600	$8,586,254

Investment In and Loans To/From Unconsolidated Real Estate Affiliates, Net:
Owners’ equity	$1,841,431	$1,662,930
Less joint venture partners’ equity	(915,690)	(862,116)
Capital or basis differences and loans	911,894	1,002,552

Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$1,837,635	$1,803,366

Reconciliation — Investment In and Loans To/From Unconsolidated Real Estate Affiliates
Asset — Investment in and loans to/from Unconsolidated Real Estate Affiliates	$1,869,929	$1,857,330
Liability — Investment in and loans to/from Unconsolidated Real Estate Affiliates	(32,294)	(53,964)

Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$1,837,635	$1,803,366

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Condensed Combined Statements of Income — Unconsolidated Real Estate Affiliates
Revenues:
Minimum rents	$761,128	$805,713	$846,457
Tenant recoveries	337,377	356,148	377,576
Overage rents	17,622	25,314	31,889
Land sales	137,504	161,938	162,790
Management and other fees	24,459	33,145	15,712
Other	113,988	142,549	168,588

Total revenues	1,392,078	1,524,807	1,603,012

Expenses:
Real estate taxes	93,707	100,279	118,340
Repairs and maintenance	78,222	84,840	88,243
Marketing	18,251	25,275	26,485
Other property operating costs	234,388	272,560	294,452
Land sales operations	81,833	91,539	103,519
Provision for doubtful accounts	7,115	4,185	1,494
Property management and other costs	85,013	90,945	76,885
General and administrative	24,647	22,281	6,865
Provisions for impairment	828	479	1,097
Litigation (recovery) provision	(89,225)	89,225	—
Depreciation and amortization	245,794	255,827	267,742

Total expenses	780,573	1,037,435	985,122

Operating income	611,505	487,372	617,890
Interest income	12,467	24,725	30,498
Interest expense	(338,770)	(358,088)	(358,375)
Benefit from (provision for) income taxes	3,773	(9,263)	(1,274)
Minority interest	624	103	—
Equity in income (loss) of unconsolidated joint ventures	30,359	27,989	(2,515)

Income from continuing operations	319,958	172,838	286,224
Discontinued operations, including net gain on dispositions	—	106,016	18,115

Net income	$319,958	$278,854	$304,339

Equity In Income of Unconsolidated Real Estate Affiliates:
Net income	$319,958	$278,854	$304,339
Joint venture partners’ share of income	(119,709)	(187,672)	(160,099)
Amortization of capital or basis differences	(29,117)	(19,019)	(22,083)
Special allocation of litigation provision to GGPLP	(89,225)	89,225	—
Elimination of Unconsolidated Real Estate Affiliates loan interest	(1,313)	(2,987)	(7,916)

Equity in income of Unconsolidated Real Estate Affiliates	$80,594	$158,401	$114,241

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Condensed Financial Information of Individually Significant Unconsolidated Real Estate Affiliates

Following is summarized financial information for GGP/Homart II, L.L.C. (“GGP/Homart II”), GGP- TRS, L.L.C. (“GGP/Teachers”) and The Woodlands Land Development Holdings, L.P. (“The Woodlands Partnership”). We account for these joint ventures using the equity method because we have joint interest and joint control of these ventures with our venture partners and since they have substantive participating rights in such ventures. For financial reporting purposes, we consider these joint ventures to be individually significant Unconsolidated Real Estate Affiliates. Our investment in such affiliates varies from a strict ownership percentage due to capital or basis differences or loans and related amortization.

GGP/Homart II

We own 50% of the membership interest of GGP/Homart II, L.L.C. (“GGP/Homart II”), a limited liability company. The remaining 50% interest in GGP/Homart II is owned by NYSCRF. GGP Homart II owns 11 retail properties and one office building. Certain 2007 and 2006 amounts have been reclassified to conform to the 2008 presentation.

	GGP/Homart II
	December 31,	December 31,
	2008	2007
	(In thousands)

Assets:
Land	$239,481	$248,094
Buildings and equipment	2,761,838	2,654,780
Less accumulated depreciation	(482,683)	(400,078)
Developments in progress	85,676	108,078

Net investment in real estate	2,604,312	2,610,874
Cash and cash equivalents	42,836	30,851
Accounts and notes receivable, net	45,025	41,194
Deferred expenses, net	84,902	76,297
Prepaid expenses and other assets	27,411	38,157

Total assets	$2,804,486	$2,797,373

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$2,269,989	$2,110,947
Accounts payable and accrued expenses	80,803	237,688
Owners’ equity	453,694	448,738

Total liabilities and owners’ equity	$2,804,486	$2,797,373

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	GGP/Homart II
	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Revenues:
Minimum rents	$246,516	$230,420	$205,835
Tenant recoveries	112,142	103,265	94,298
Overage rents	4,429	7,008	5,935
Other	10,502	10,028	9,057

Total revenues	373,589	350,721	315,125

Expenses:
Real estate taxes	32,875	29,615	29,883
Repairs and maintenance	25,620	23,100	19,362
Marketing	6,640	8,332	7,583
Other property operating costs	43,219	41,116	37,440
Provision (recovery) for doubtful accounts	1,833	1,315	(47)
Property management and other costs	23,185	22,279	19,469
General and administrative	3,318	11,760	7,473
Litigation (recovery) provision	(89,225)	89,225	—
Depreciation and amortization	90,243	81,241	66,024

Total expenses	137,708	307,983	187,187

Operating income	235,881	42,738	127,938
Interest income	7,276	7,871	8,840
Interest expense	(121,543)	(109,209)	(91,240)
Income allocated to minority interests	(21)	(26)	—
Benefit from (provision for) income taxes	5,839	(2,202)	(69)

Net income (loss)	$127,432	$(60,828)	$45,469

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	GGP/Homart II
	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Cash Flows from Operating Activities:
Net income (loss)	$127,432	$(60,828)	$45,469
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	90,243	81,241	66,024
Amortization of deferred financing costs	970	460	1,014
Straight-line rent amortization	(4,637)	(4,929)	(3,824)
Amortization of intangibles other than in-place leases	—	(2,306)	(3,542)
Net changes:
Accounts and notes receivable and other assets, net	3,050	3,354	(39)
Deferred expenses	(5,699)	(22,132)	(5,773)
Accounts payable and accrued expenses	(115,846)	111,954	2,527
Other, net	8,122	(4,867)	(2,829)

Net cash provided by operating activities	103,635	101,947	99,027

Cash Flows from Investing Activities:
Acquisition/development of real estate and property additions/improvements	(127,825)	(267,899)	(351,849)
Proceeds from sales of investment properties	2,179	1,349	—

Net cash used in investing activities	(125,646)	(266,550)	(351,849)

Cash Flows from Financing Activities:
Proceeds from issuance of mortgages, notes and loans payable	290,000	—	810,000
Principal payments on mortgage notes, notes and loans payable	(130,958)	(24,316)	(341,716)
Notes (receivable) payable from affiliate	—	(149,500)	224,500
Deferred financing costs	(2,570)	(17)	(892)
(Distributions) contributions and receivables from members, net	(122,476)	362,998	(488,320)

Net cash provided by financing activities	33,996	189,165	203,572

Net change in cash and cash equivalents	11,985	24,562	(49,250)
Cash and cash equivalents at the beginning of period	30,851	6,289	55,539

Cash and cash equivalents at the end of period	$42,836	$30,851	$6,289

Supplemental Disclosure of Cash Flow Information:
Interest paid, net of amounts capitalized	$126,621	$122,818	$99,034
Non-Cash Investing and Financing Activities:
Capital expenditures incurred but not yet paid	$26,841	$67,497	$91,380
Write-off of fully amortized below-market leases, net	—	2,306	—

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GGP/Teachers

We own 50% of the membership interest in GGP- TRS, L.L.C. (“GGP/Teachers”), a limited liability company. The remaining 50% interest in GGP/Teachers is owned by the Teachers’ Retirement System of the State of Illinois. GGP/Teachers owns six retail properties. Certain 2007 and 2006 amounts have been reclassified to conform to the 2008 presentation.

	GGP/Teachers
	December 31,	December 31,
	2008	2007
	(In thousands)

Assets:
Land	$177,740	$177,356
Buildings and equipment	1,076,748	1,039,444
Less accumulated depreciation	(145,101)	(112,998)
Developments in progress	54,453	65,135

Net investment in real estate	1,163,840	1,168,937
Cash and cash equivalents	7,148	20,423
Accounts and notes receivable, net	16,675	13,055
Deferred expenses, net	20,011	21,242
Prepaid expenses and other assets	17,097	11,138

Total assets	$1,224,771	$1,234,795

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$1,020,825	$1,029,788
Accounts payable and accrued expenses	40,787	92,993
Owners’ equity	163,159	112,014

Total liabilities and owners’ equity	$1,224,771	$1,234,795

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	GGP/Teachers
	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Revenues:
Minimum rents	$116,132	$111,810	$106,422
Tenant recoveries	51,093	46,370	46,530
Overage rents	3,692	4,732	6,003
Other	2,850	3,737	2,753

Total revenues	173,767	166,649	161,708

Expenses:
Real estate taxes	12,536	10,817	11,549
Repairs and maintenance	10,033	9,073	8,298
Marketing	2,545	3,992	3,909
Other property operating costs	20,587	19,609	18,747
Provision for doubtful accounts	1,487	455	132
Property management and other costs	9,829	9,718	9,166
General and administrative	369	284	333
Depreciation and amortization	34,901	28,806	26,621

Total expenses	92,287	82,754	78,755

Operating income	81,480	83,895	82,953
Interest income	229	702	914
Interest expense	(55,640)	(47,740)	(44,262)
Provision for income taxes	(158)	(181)	(485)

Net income	$25,911	$36,676	$39,120

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	GGP/Teachers
	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Cash Flows from Operating Activities:
Net income	$25,911	$36,676	$39,120
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,901	28,806	26,621
Amortization of deferred financing costs	1,338	1,294	1,468
Straight-line rent amortization	(1,578)	(2,797)	(1,368)
Amortization of intangibles other than in-place leases	(15,565)	(17,595)	(17,777)
Net changes:
Accounts and notes receivable and other assets, net	(8,163)	3,132	(10,427)
Deferred expenses	(2,253)	(6,668)	(2,855)
Accounts payable and accrued expenses	(4,466)	12,278	(2,336)
Other, including gain on land exchange, net	(243)	330	313

Net cash provided by operating activities	29,882	55,456	32,759

Cash Flows from Investing Activities:
Acquisition/development of real estate and property additions/improvements	(59,428)	(112,288)	(64,590)

Net cash used in investing activities	(59,428)	(112,288)	(64,590)

Cash Flows from Financing Activities:
Proceeds from issuance of mortgages, notes and loans payable	—	200,000	250,000
Principal payments on mortgage notes, notes and loans payable	(8,963)	(103,587)	(102,650)
Deferred financing costs	—	(2,234)	(1,861)
Contributions (distributions) and receivables from members, net	25,234	(35,953)	(112,908)

Net cash provided by financing activities	16,271	58,226	32,581

Net change in cash and cash equivalents	(13,275)	1,394	750
Cash and cash equivalents at the beginning of period	20,423	19,029	18,279

Cash and cash equivalents at the end of period	$7,148	$20,423	$19,029

Supplemental Disclosure of Cash Flow Information:
Interest paid, net of amounts capitalized	$56,237	$51,818	$44,001
Non-Cash Investing and Financing Activities:
Write-off of fully amortized below-market leases, net	$23,483	$2,422	$—
Write-off of investment in real estate	222	3,227	79
Capital expenditures incurred but not yet paid	7,481	39,251	29,197

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Woodlands Land Development

We own 52.5% of the membership interest of The Woodlands Land Development Company L.P. (“The Woodlands Partnership”), a limited liability partnership which is a venture developing the master planned community known as The Woodlands near Houston, Texas. The remaining 47.5% interest in The Woodlands Partnership is owned by Morgan Stanley Real Estate Fund II, L.P.

	The Woodlands Partnership
	December 31,	December 31,
	2008	2007
	(In thousands)

Assets:
Land	$16,573	$14,756
Buildings and equipment	60,130	48,201
Less accumulated depreciation	(11,665)	(10,638)
Developments in progress	71,124	52,515
Investment land and land held for development and sale	282,636	287,962

Net investment in real estate	418,798	392,796
Cash and cash equivalents	45,710	27,359
Accounts and notes receivable, net	20,420	1,748
Deferred expenses, net	1,268	2,044
Prepaid expenses and other assets	93,538	83,583

Total assets	$579,734	$507,530

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$318,930	$286,765
Accounts payable and accrued expenses	74,067	75,549
Owners’ equity	186,737	145,216

Total liabilities and owners’ equity	$579,734	$507,530

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	The Woodlands Partnership
	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Revenues:
Minimum rents	$4,227	$734	$1,834
Land sales	137,504	161,938	161,540
Other	12,957	34,750	34,244

Total revenues	154,688	197,422	197,618

Expenses:
Real estate taxes	634	131	453
Repairs and maintenance	1,274	257	311
Other property operating costs	19,180	39,162	32,207
Land sales operations	81,833	91,539	102,989
Depreciation and amortization	3,007	3,504	5,218

Total expenses	105,928	134,593	141,178

Operating income	48,760	62,829	56,440
Interest income	769	676	332
Interest expense	(6,268)	(9,025)	(6,434)
Provision for income taxes	(978)	(1,918)	—

Income from continuing operations	42,283	52,562	50,338
Discontinued operations, including net gain on dispositions	—	94,556	16,547

Net income	$42,283	$147,118	$66,885

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	The Woodlands Partnership
	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Cash Flows from Operating Activities:
Net income	$42,283	$147,118	$66,885
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,007	3,504	5,218
Land development and acquisitions expenditures	(50,975)	(65,851)	(103,120)
Cost of land sales	56,301	68,162	71,773
Gain on dispositions	(10,260)	(94,556)	(16,547)
Net changes:
Accounts and notes receivable, net	(18,672)	(1,775)	25
Prepaid expenses and other assets	(9,955)	14,422	(9,077)
Deferred expenses	776	738	(2,782)
Accounts payable and accrued expenses	(3,452)	16,745	(25,470)

Net cash provided by (used in) operating activities	9,053	88,507	(13,095)

Cash Flows from Investing Activities:
Acquisition/development of real estate and property additions/improvements	(52,283)	(67,624)	(4,816)
Proceeds from dispositions	30,178	146,822	43,335

Net cash (used in) provided by investing activities	(22,105)	79,198	38,519

Cash Flows from Financing Activities:
Proceeds from issuance of mortgages, notes and loans payable	92,470	—	39,688
Principal payments on mortgages, notes and loans payable	(60,305)	(34,959)	—
Distributions and receivables from owners, net	—	(120,606)	(49,893)
Other	(762)	—	—

Net cash provided by (used in) financing activities	31,403	(155,565)	(10,205)

Net change in cash and cash equivalents	18,351	12,140	15,219
Cash and cash equivalents at the beginning of period	27,359	15,219	—

Cash and cash equivalents at the end of period	$45,710	$27,359	$15,219

Supplemental Disclosure of Cash Flow Information:
Interest paid, net of amounts capitalized	$6,412	$8,908	$6,673

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 6	Mortgages, Notes and Loans Payable

Mortgages, notes and loans payable are summarized as follows (see Note 14 for the maturities of our long term commitments):

	December 31,	December 31,
	2008	2007
	(In thousands)

Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$15,538,825	$16,943,760
Corporate and other unsecured term loans	3,798,351	3,895,922

Total fixed-rate debt	19,337,176	20,839,682

Variable-rate debt:
Collateralized mortgages, notes and loans payable	2,732,437	819,607
Credit facilities (unsecured)	—	429,150
Corporate and other unsecured term loans	2,783,700	2,193,700

Total variable-rate debt	5,516,137	3,442,457

Total Mortgages, notes and loans payable	$24,853,313	$24,282,139

The weighted-average interest rate (including the effects of interest rate swaps and excluding the effects of deferred finance costs) on our mortgages, notes and loans payable was 5.36% at December 31, 2008 and 5.55% at December 31, 2007. Our mortgages, notes and loans payable have various maturities through 2095. The weighted-average remaining term of our mortgages, notes and loans payable was 3.02 years as of December 31, 2008. The weighted average interest rate on the remaining corporate unsecured fixed and variable rate debt and the revolving credit facility was 4.29% at December 31, 2008 and 5.75% at December 31, 2007.

As of December 31, 2008, $25.37 billion of land, buildings and equipment and developments in progress (before accumulated depreciation) have been pledged as collateral for our mortgages, notes and loans payable. Although substantially all of the $24.85 billion of fixed and variable rate mortgage notes and loans payable are non-recourse to us, $2.55 billion of such mortgages, notes and loans payable are recourse to us due to guarantees or other security provisions for the benefit of the note holder. In addition, although certain mortgage loans contain other credit enhancement provisions (primarily master leases for all or a portion of the property), we currently do not expect to be required to perform with respect to such provisions. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

The Company, pursuant to either debt obligations assumed in the acquisition of the Rouse Company in 2004 or due to subsequent property or portfolio borrowing, is required to comply with certain customary financial covenants and affirmative representations and warranties including, but not limited to, stipulations relating to leverage, net equity, maintenance of our REIT status, maintenance of our New York Stock Exchange listing, cross-defaults to certain other indebtedness and interest or fixed charge coverage ratios. Such financial covenants are calculated from applicable Company information computed in accordance with GAAP, subject to certain exclusions or adjustments, as defined.

As discussed in the liquidity section of Note 1, we have recently been unable to repay or refinance certain debt as it has come due, which may impact our compliance on certain of these loan covenants, and we have entered into forbearance and waiver agreements (described below) with certain of our lenders.

On December 16, 2008, the Company and certain of its subsidiaries, including Fashion Show Mall LLC and Phase II Mall Subsidiary LLC, entered into forbearance and waiver agreements with the lenders related to the loan agreements dated as of November 28, 2008, as amended, for the $900 million mortgage loans secured by the

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s Fashion Show and The Shoppes at The Palazzo shopping centers located in Las Vegas, Nevada. The mortgage lenders agreed to waive non-payment of the mortgage loans until February 12, 2009. The forbearance agreement expired on February 12, 2009 and as of February 26, 2009, we are in default with respect to these loans, but the lenders have not commenced foreclosure proceedings with respect to these properties.

Multi Property Mortgage Loans

In December 2008, we closed on eight separate loans (“Multi Property Mortgage Loans”) totaling $896.0 million collateralized by eight properties. The maturity dates of these non-recourse mortgage loans range from five to seven years, with an option by the lender to extend the loans for an additional three years. These fixed-rate mortgage loans bear interest at 7.5% and are amortized over a 30 year period with a balloon payment at maturity. The proceeds from the mortgage loans were used to retire a $58.0 million note issued by TRCLP maturing in December 2008, as well as to refinance approximately $838 million of mortgage indebtedness scheduled to mature in 2009.

Short-term Secured Loan

In October and November 2008, we closed on a Short-term Secured Loan of $225.0 million collateralized by 27 properties. This non-recourse secured loan matured on February 1, 2009. This variable-rate secured loan requires interest only payments until maturity. The proceeds from the secured loan were used to refinance approximately $50 million of mortgage indebtedness maturing in 2008 and 2009 and for general corporate purposes. This loan is unpaid and in default as of February 26, 2009.

Secured Portfolio Facility

In July 2008, certain of our subsidiaries entered into a loan agreement which provided for a secured term loan of up to $1.75 billion (Secured Portfolio Facility). The option for additional advances expired on December 31, 2008. As of December 31, 2008, we have received total and final advances of $1.51 billion under such facility that are collateralized by first mortgages on 24 properties. The Secured Portfolio Facility has an initial term of three years with two one-year extension options, which are subject to certain conditions. The interest rate payable on advances under the Secured Portfolio Facility will be, at our option, (i) 1.25% plus the higher of (A) the federal funds rate plus 0.5% or (B) the prime rate, or (ii) LIBOR plus 2.25%. The Secured Portfolio Facility requires that the interest rate payable on a portion of the advances under the facility be hedged. As a result of these hedging requirements, we entered into interest rate swap transactions totaling $1.08 billion, which results in a weighted average fixed rate of 5.67% for the first two years of the initial term (without giving effect to the amortization of the fees and costs associated with the Secured Portfolio Facility). Subject to certain conditions, interest under the Secured Portfolio Facility is payable monthly in arrears and no principal payments are due until, in certain circumstances the initial maturity date of July 11, 2011. The Company and certain of its subsidiaries have agreed to provide a repayment guarantee of approximately $875 million at December 31, 2008. The proceeds from advances under the Secured Portfolio Facility have been used to repay debt maturing in 2008 and for general corporate purposes.

On December 18, 2008, the Company and certain of its subsidiaries and the administrative agent on behalf of the lenders’ parties entered into a forbearance and waiver agreement related to the Secured Portfolio Facility. On January 30, 2009, the forbearance and waiver agreement was amended and restated extending the agreement period to March 15, 2009. Pursuant and subject to the terms of the forbearance agreement, the lenders agreed to waive certain identified events of default under the credit agreement and forbear from exercising certain of the lenders’ default related rights and remedies with respect to such identified defaults until March 15, 2009. The Company did not acknowledge the existence or validity of the identified events of default. The expiration of the forbearance agreements related to the mortgage loans secured by the Company’s Fashion Show and The Shoppes at the Palazzo shopping centers on February 12, 2009 permits the lenders to terminate the forbearance agreement related to the Secured Portfolio Facility. However, as of February 26, 2009, we have not received notice of such termination as required by the terms of the forbearance agreement.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Bridge Facility

On July 6, 2007, we closed on the Senior Bridge Facility that was used to partially fund the Homart I acquisition. The Senior Bridge Facility had an outstanding balance of approximately $722 million at December 31, 2007 and was paid in full in July 2008 with the proceeds from the Secured Portfolio Facility (see above).

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

The Notes are exchangeable for GGP common stock or a combination of cash and common stock, at our option, upon the satisfaction of certain conditions, including conditions relating to the market price of our common stock, the trading price of the Notes, the occurrence of certain corporate events and transactions, a call for redemption of the Notes and any failure by us to maintain a listing of our common stock on a national securities exchange. The exchange rate for each $1,000 principal amount of the Notes is 11.27 shares of GGP common stock, which is subject to adjustment under certain circumstances. We currently intend to settle the principal amount of the Notes in cash and any premium in cash, shares of our common stock or a combination of both. See Note 15 for information regarding the expected impact on our comparative consolidated financial statements to be issued in 2009 as the result of a FASB staff position issued in May 2008 relating to certain convertible debt instruments.

Collateralized Mortgages, Notes and Loans Payable

Collateralized mortgages, notes and loans payable consist primarily of non-recourse notes collateralized by individual properties and equipment. The fixed-rate collateralized mortgages, notes and loans payable bear interest ranging from 3.17% to 10.15%. The variable-rate collateralized mortgages, notes and loans payable bear interest at LIBOR (0.44% at December 31, 2008) plus between 100 and 125 basis points.

Corporate and Other Unsecured Term Loans

On February 24, 2006, we amended the 2004 Credit Facility, which was entered into to fund the TRC Merger, by entering into a Second Amended and Restated Credit Agreement (the “2006 Credit Facility”). The 2006 Credit Facility provides for a $2.85 billion term loan (the “Term Loan”) and a $650 million revolving credit facility. Although as of December 31, 2008, $1.99 billion of the Term Loan and $590.0 million of the revolving credit facility was outstanding under the revolving credit facility and no further amounts were available to be drawn.

Under the terms of the 2006 Credit Facility, we are subject to customary affirmative and negative covenants. If a default occurs, the lenders will have the option of declaring all outstanding amounts immediately due and payable. Events of default include a failure to maintain our REIT status under the Internal Revenue Code, a failure to remain listed on the New York Stock Exchange and such customary events as nonpayment of principal, interest, fees or other amounts, breach of representations and warranties, breach of covenant, cross-default to other indebtedness and certain bankruptcy events. Also, on December 16, 2008, the Company and certain of its subsidiaries and the administrative agent on behalf of the 2006 Credit Facility lenders’ parties entered into a forbearance and waiver agreement dated as of December 15, 2008. On January 30, 2009 the forbearance and waiver agreement was

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amended and restated extending the agreement period to March 15, 2009. Pursuant and subject to the terms of the forbearance agreement, the 2006 Credit Facility lenders agreed to waive certain identified events of default under the 2006 Credit Facility and forbear from exercising certain of the lenders’ default related rights and remedies with respect to such identified defaults until March 15, 2009. The Company did not acknowledge the existence or validity of the identified events of default. The expiration of the forbearance and waiver agreements related to the mortgage loans secured by the Company’s Fashion Show and The Shoppes at the Palazzo shopping centers on February 12, 2009 permits the lenders to terminate the forbearance and waiver agreement related to the Secured Portfolio Facility. However, as of February 26, 2009, we have not received notice of such termination as required by the terms of the forbearance and waiver agreement.

The 2006 Credit Facility has a four year term. The interest rate ranges from LIBOR plus 1.15% to LIBOR plus 1.5%, depending on our leverage ratio and assuming we maintain our election to have these loans designated as Eurodollar loans. The interest rate, as of December 31, 2008, was LIBOR plus 1.25%. As of December 31, 2008 the weighted average interest rate on the remaining corporate unsecured and other fixed and variable rate debt and the revolving credit facility was 4.29%.

Concurrently with the 2006 Credit Facility transaction, we entered into a $1.4 billion term loan (the “Short Term Loan”) and TRCLP entered into a $500 million term loan (the “Bridge Loan”). The Short Term Loan was repaid in August 2006 as part of various refinancing transactions. The Bridge Loan was fully repaid in May 2006 with a portion of the proceeds obtained from the sale of $800 million of senior unsecured notes which were issued by TRCLP. These notes provide for semi-annual, interest-only payments at a rate of 6.75% and payment of the principal in full on May 1, 2013.

Also concurrently with the 2006 Credit Facility transaction, GGP Capital Trust  I, a Delaware statutory trust (the “Trust”) and a wholly-owned subsidiary of GGPLP, completed a private placement of $200 million of trust preferred securities (“TRUPS”). The Trust also issued $6.2 million of Common Securities to GGPLP. The Trust used the proceeds from the sale of the TRUPS and Common Securities to purchase $206.2 million of floating rate Junior Subordinated Notes of GGPLP due 2036. The TRUPS require distributions equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date of original issuance. The TRUPS mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of the Junior Subordinated Notes. The Junior Subordinated Notes bear interest at LIBOR plus 1.45%. Though the Trust is a wholly-owned subsidiary of GGPLP, we are not the primary beneficiary of the Trust and, accordingly, it is not consolidated for accounting purposes under FASB Interpretation No. 46 (as revised), “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” (“FIN 46R”). As a result, we have recorded the Junior Subordinated Notes as Mortgages, Notes and Loans Payable and our common equity interest in the Trust as Prepaid Expenses and Other Assets in our Consolidated Balance Sheets at December 31, 2008 and 2007.

Unsecured Term Loans

In conjunction with the TRC Merger, we acquired certain publicly-traded unsecured debt which included 8.78% and 8.44% Notes (repaid at maturity in March 2007), 3.625% Notes and 8% Notes due March and April 2009, respectively, 7.2% Notes due 2012 and 5.375% Notes due 2013. Such debt totaled $1.45 billion at December 31, 2008 and 2007. Under the terms of the Indenture dated as of February 24, 1995, as long as these notes are outstanding, TRCLP is required to file with the SEC the annual and quarterly reports and other documents which TRCLP would be required to file as if it was subject to Section 13(a) or 15(d) of the Exchange Act, regardless of whether TRCLP was subject to such requirements. TRCLP is no longer required to file reports or other documents with the SEC under Section 13(a) or 15(d). Accordingly, in lieu of such filing, certain financial and other information related to TRCLP has been included as Exhibit 99.1 to this Annual Report on Form 10-K. We believe that such TRCLP information is responsive to the terms of the Indenture and that any additional information needed or actions required can be supplied or addressed.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In conjunction with our acquisition of JP Realty in 2002, we assumed $100 million of ten-year senior unsecured notes which bear interest at a fixed rate of 7.29% and were issued in March 1998. The notes require semi-annual interest payments. Annual principal payments of $25.0 million began in March 2005 and continued until the loan was fully repaid in March 2008.

Interest Rate Swaps

To achieve our desired balance between fixed and variable-rate debt, we have also entered into the following interest rate swap agreements at December 31, 2008:

Total notional amount (in billions)	$1.08
Average fixed pay rate	3.34%
Average variable receive rate	LIBOR

Such swap agreements have been designated as cash flow hedges and are intended to hedge our exposure to future interest payments on the related variable-rate debt.

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of $286.2 million (including the $134.1 million appelate bond for the Glendale Matter which has been subsequently discharged — Note 1) as of December 31, 2008 and $235.0 million as of December 31, 2007. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

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

As a REIT, we will generally not be subject to corporate level Federal income tax on taxable income we distribute currently to our stockholders. If we fail to qualify as a REIT in any taxable year, we will be subject to Federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not be able to qualify as a REIT for four subsequent taxable years. Even if we qualify for taxation as a REIT, we may be subject to certain state and local taxes on our income or property, and to Federal income and excise taxes on our undistributed taxable income. In addition, we are subject to rules which may impose corporate income tax on certain built-in gains recognized upon the disposition of assets owned by our subsidiaries where such subsidiaries (or other predecessors) had formerly been C corporations. These rules apply only where the disposition occurs within certain specified recognition periods. As of January 1, 2008, the properties subject to these rules are TRCLP properties that were associated with the private REIT/TRS restructuring described below and our Victoria Ward properties. However, to the extent that any such properties subject to the built-in gain tax are to be sold, we intend to utilize tax strategies when prudent, such as dispositions through like-kind exchanges to limit or offset the amount of such gains and therefore the amount of tax paid, although the market climate and our business needs may not allow for such strategies to be implemented.

We also have subsidiaries which we have elected to be treated as taxable real estate investment trust subsidiaries (a “TRS” or “TRS entities”) and which are, therefore, subject to federal and state income taxes. Our primary TRS entities include GGMI; entities which own our master planned community properties; and other TRS entities acquired in the TRC Merger. Current Federal income taxes of certain of these TRS entities are likely to increase in future years as we exhaust the net loss carryforwards of these entities and as certain master planned community developments are completed. Such increases could be significant.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Effective March 31, 2007, through a series of transactions, a private REIT owned by GGPLP was contributed to TRCLP and one of our TRS entities became a qualified REIT subsidiary of that private REIT (“the Private REIT/TRS Restructuring”). This transaction resulted in a $328.4 million decrease in our net deferred tax liabilities, an approximate $7.4 million increase in our current taxes payable and an approximate $321.0 million income tax benefit related to the properties now owned by that private REIT.

The provision for (benefit from) income taxes for the years ended December 31, 2008, 2007 and 2006 were as follows:

	2008	2007	2006
	(In thousands)

Current	$27,605	$73,976	$40,732
Deferred	(4,144)	(368,136)	58,252

Total	$23,461	$(294,160)	$98,984

Income tax expense computed by applying the Federal corporate tax rate for the years ended December 31, 2008, 2007 and 2006 is reconciled to the provision for income taxes as follows:

	2008	2007	2006
	(In thousands)

Tax at statutory rate on earnings from continuing operations before income taxes	$1,302	$(2,172)	$55,678
Increase in valuation allowances, net	9,027	160	936
State income taxes, net of Federal income tax benefit	4,484	2,290	4,608
Tax at statutory rate on REIT earnings not subject to Federal income taxes	8,227	22,973	41,119
Tax benefit from change in tax rates, prior period adjustments and other permanent differences	(1,904)	(665)	(3,357)
Tax benefit from Private REIT/TRS Restructuring	359	(320,956)	—
FIN 48 tax expense, excluding interest	(1,574)	(2,763)
FIN 48 interest, net of Federal income tax benefit	3,540	6,973	—

Provision for (benefit from) income taxes	$23,461	$(294,160)	$98,984

Realization of a deferred tax benefit is dependent upon generating sufficient taxable income in future periods. Our net operating loss carryforwards are currently scheduled to expire in subsequent years through 2029. Some of the net operating loss carryforward amounts are subject to annual limitations under Section 382 of the Internal Revenue Code. This annual limitation under Section 382 is subject to modification if a taxpayer recognizes what are called “built-in gain items.”

The amounts and expiration dates of operating loss and tax credit carryforwards for tax purposes for the TRS’s are as follows:

	Amount	Expiration Dates
	(In thousands)

Net operating loss carryforwards - Federal	$83,680	2009 - 2029
Net operating loss carryforwards — State	115,531	2009 - 2029
Capital loss carryforwards	9,232	2009
Tax credit carryforwards — Federal AMT	847	N/A

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Each TRS is a tax paying component for purposes of classifying deferred tax assets and liabilities. Net deferred tax assets (liabilities) are summarized as follows:

	2008	2007
	(In thousands)

Total deferred tax assets	$48,096	$25,184
Valuation allowance	(10,123)	(1,096)

Net deferred tax assets	37,973	24,088
Total deferred tax liabilities	(868,978)	(860,435)

Net deferred tax liabilities	$(831,005)	$(836,347)

As part of the TRC merger, we acquired a controlling interest in an entity whose assets included a deferred tax asset of approximately $142 million related to $406 million of temporary differences (primarily interest deduction carryforwards with no expiration date).

Due to the uncertainty of the realization of certain tax carryforwards, we established valuation allowances on those deferred tax assets that we do not reasonably expect to realize.

The tax effects of temporary differences and carryforwards included in the net deferred tax liabilities at December 31, 2008 and 2007 are summarized as follows:

	2008	2007
	(In thousands)

Property, primarily differences in depreciation and amortization, the tax basis of land assets and treatment of interest and certain other costs	$(822,945)	$(796,143)
Deferred income	(187,402)	(206,652)
Interest deduction carryforwards	142,073	142,103
Operating loss and tax credit carryforwards	37,269	24,345

Net deferred tax liabilities	$(831,005)	$(836,347)

Although we believe our tax returns are correct, the final determination of tax examinations and any related litigation could be different than what was reported on the returns. In the opinion of management, we have made adequate tax provisions for years subject to examination. Generally, we are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2006 through 2008 and are open to audit by state taxing authorities for years ending December 31, 2005 through 2008. In the fourth quarter of 2008, we effectively settled with the IRS with respect to the audits for the years 2001 through 2005. In February 2009, we were notified that the IRS is opening up the 2007 year for examination for these same TRS’s. We are unable to determine when the examinations will be resolved.

On January 1, 2007, we adopted FIN 48, which prescribes a recognition threshold that a tax position is required to meet before recognition in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

At January 1, 2007, we had total unrecognized tax benefits of $135.1 million, excluding accrued interest, of which approximately $69 million would impact our effective tax rate. The future adoption of SFAS 141(R) (as defined and described in Note 15) may impact the amounts of total unrecognized tax benefits that would impact our effective tax rate. These unrecognized tax benefits increased our income tax liabilities by $82.1 million, increased goodwill by $28.0 million and cumulatively reduced retained earnings by $54.1 million. As of January 1, 2007, we had accrued interest of $11.9 million related to these unrecognized tax benefits and no penalties. Prior to adoption of FIN 48, we did not treat either interest or penalties related to tax uncertainties as part of income tax expense. With the adoption of FIN 48, we have chosen to change this accounting policy. As a result, we will recognize and report interest and

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

penalties, if necessary, within our provision for income tax expense from January 1, 2007 forward. We recognized potential interest expense related to the unrecognized tax benefits of $2.7 million for the year ended December 31, 2008. During the year ended December 31, 2008, we recognized previously unrecognized tax benefits, excluding accrued interest, of $7.0 million. The recognition of the previously unrecognized tax benefits resulted in the reduction of interest expense accrued related to these amounts. At December 31, 2008, we had total unrecognized tax benefits of $112.9 million, excluding interest, of which $36.7 million would impact our effective tax rate.

	2008	2007
	(In thousands)

Unrecognized tax benefits, opening balance	$127,109	$135,062
Gross increases — tax positions in prior period	3,336	1,970
Gross increases — tax positions in current period	3,637	10,029
Gross decreases — tax positions in prior period	(3,549)	—
Lapse of statute of limitations	(17,618)	(19,952)

Unrecognized tax benefits, ending balance	$112,915	$127,109

Based on our assessment of the expected outcome of existing examinations or examinations that may commence, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits, excluding accrued interest, for tax positions taken regarding previously filed tax returns will materially change from those recorded at December 31, 2008. A material change in unrecognized tax benefits could have a material effect on our statements of income and comprehensive income. As of December 31, 2008, there is $102.1 million of unrecognized tax benefits, excluding accrued interest, which due to the reasons above, could significantly increase or decrease during the next twelve months.

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

Distributions paid on our common stock and their tax status, as sent to our shareholders, are presented in the following table. The tax status of GGP distributions in 2008, 2007 and 2006 may not be indicative of future periods.

	2008	2007	2006

Ordinary income	$1.425	$0.926	$0.542
Return of capital	—	—	0.501
Qualified dividends	—	0.501	0.432
Capital gain distributions	0.075	0.423	0.205

Distributions per share	$1.500	$1.850	$1.680

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 8	Rentals Under Operating Leases

We receive rental income from the leasing of retail and other space under operating leases. The minimum future rentals based on operating leases of our Consolidated Properties held as of December 31, 2008 are as follows (in thousands):

Year	Amount
(In thousands)

2009	$1,628,247
2010	1,508,646
2011	1,350,294
2012	1,178,001
2013	1,025,863
Subsequent	3,570,509

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

Management and other fee revenues primarily represent management and leasing fees, development fees, financing fees and fees for other ancillary services performed for the benefit of certain of the Unconsolidated Real Estate Affiliates and for properties owned by third parties. Fees earned from the Unconsolidated Properties totaled $74.3 million in 2008, $83.4 million in 2007 and $110.9 million in 2006. Such fees are recognized as revenue when earned.

Note 10	Stock-Based Compensation Plans

Incentive Stock Plans

We grant qualified and non-qualified stock options and make restricted stock grants to attract and retain officers and key employees through the 2003 Incentive Stock Plan. The 2003 Incentive Plan provides for the issuance of 9,000,000 shares, of which 5,555,232 shares (4,878,500 stock options and 676,732 restricted shares) have been granted as of December 31, 2008, subject to certain customary adjustments to prevent dilution. Additionally, the Compensation Committee of the Board of Directors grants employment inducement awards to senior executives on a discretionary basis, and in the fourth quarter of 2008, granted 1,800,000 stock options to two senior executives. Stock options are granted by the Compensation Committee of the Board of Directors at an exercise price of not less than 100% of the fair value of our common stock on the date of the grant. The terms of the options are determined by the Compensation Committee.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following tables summarize stock option activity for the 2003 Incentive Stock Plan as of and for the years ended December 31, 2008, 2007 and 2006.

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Stock options outstanding at January 1	3,053,000	$51.21	3,167,348	$38.41	2,546,174	$29.57
Granted	1,800,000	3.73	1,205,000	65.81	1,370,000	49.78
Exercised	(23,000)	15.24	(1,318,748)	33.81	(573,226)	24.70
Exchanged for restricted stock	—	—	—	—	(30,000)	47.26
Forfeited	(100,000)	65.81	—	—	(145,000)	43.10
Expired	—	—	(600)	9.99	(600)	9.99

Stock options outstanding at December 31	4,730,000	$33.01	3,053,000	$51.21	3,167,348	$38.41

	Stock Options Outstanding			Stock Options Exercisable
		Weighted			Weighted
		Average	Weighted		Average	Weighted
		Remaining	Average		Remaining	Average
		Contractual	Exercise		Contractual	Exercise
Range of Exercise Prices	Shares	Term (in years)	Price	Shares	Term (in years)	Price

$0 -$6.5810	1,800,000	4.8	$3.73	—	—	$—
$6.5811- $13.1620	4,500	1.3	9.99	4,500	1.3	9.99
$13.1621- $19.7430	50,000	3.6	15.49	50,000	3.6	15.49
$26.3241- $32.9050	197,000	0.1	30.94	197,000	0.1	30.94
$32.9051- $39.4860	571,000	1.2	35.71	451,000	1.2	35.62
$39.4861- $46.0670	50,000	1.8	44.59	30,000	1.8	44.59
$46.0671- $52.6480	952,500	2.2	49.52	677,500	2.2	49.73
$59.2291- $65.8100	1,105,000	3.2	65.81	502,000	3.2	65.81

Total	4,730,000	2.13	$33.01	1,912,000	1.94	$47.62

Intrinsic value (in thousands)	$—			$—

The intrinsic value of outstanding and exercisable stock options as of December 31, 2008 represents the excess of our closing stock price ($1.29) on that date over the exercise price multiplied by the applicable number of shares that may be acquired upon exercise of stock options, and is therefore not presented in the table above if the result is a negative value. The intrinsic value of exercised stock options represents the excess of our stock price at the time the option was exercised over the exercise price and was $0.6 million for options exercised during 2008, $39.3 million for options exercised during 2007, and $13.9 million for options exercised during 2006.

The weighted-average fair value of stock options as of the grant date was $1.94 for stock options granted during 2008, $11.07 for stock options granted during 2007, and $7.61 for stock options granted during 2006.

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes restricted stock activity for the respective grant years as of and for the years ended December 31, 2008, 2007, and 2006.

	2008		2007		2006
		Weighted		Weighted		Weighted
		Average Grant		Average Grant		Average Grant
	Shares	Date Fair Value	Shares	Date Fair Value	Shares	Date Fair Value

Nonvested restricted stock grants outstanding as of January 1	136,498	$59.75	72,666	$47.62	15,000	$16.77
Granted	360,232	35.69	96,500	65.29	99,000	47.91
Vested	(53,164)	54.24	(32,668)	49.11	(41,334)	37.13
Canceled	(32,799)	35.65	—	—	—	—

Nonvested restricted stock grants outstanding as of December 31	410,767	$41.29	136,498	$59.75	72,666	$47.62

The weighted average remaining contractual term (in years) of nonvested awards as of December 31, 2008 was 3.0 years.

The total fair value of restricted stock grants which vested during 2008 was $2.0 million, during 2007 was $2.0 million and during 2006 was $2.0 million.

Threshold-Vesting Stock Options

Under the 1998 Incentive Stock Plan (the “1998 Incentive Plan”), stock incentive awards to employees in the form of threshold-vesting stock options (“TSOs”) have been granted. The exercise price of the TSO is the Current Market Price (“CMP”) as defined in the 1998 Incentive Plan of our common stock on the date the TSO is granted. In order for the TSOs to vest, our common stock must achieve and sustain the applicable threshold price for at least 20 consecutive trading days at any time during the five years following the date of grant. Participating employees must remain employed until vesting occurs in order to exercise the options. The threshold price is determined by multiplying the CMP on the date of grant by an Estimated Annual Growth Rate (currently 7%) and compounding the product over a five-year period. TSOs granted in 2004 and thereafter must be exercised within 30 days of the vesting date. TSOs granted prior to 2004, all of which have vested, have a term of up to 10 years. Under the 1998 Incentive Plan, 8,163,995 options have been granted as of December 31, 2008, subject to certain customary adjustments to prevent dilution. No TSOs were granted in 2008 and the 1998 Incentive Plan terminated December 31, 2008.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes TSO activity as of December 31, 2008 by grant year.

	TSO Grant Year
	2007	2006

TSOs outstanding at January 1, 2008	1,313,890	1,235,568
Forfeited(1)	(234,696)	(223,433)
Vested and exercised	—	—

TSOs outstanding at December 31, 2008(2)	1,079,194	1,012,135

Intrinsic value(3)	$—	$—
Intrinsic value — options exercised	—	—
Fair value — options exercised	—	—
Cash received — options exercised	—	—
Exercise price(4)	$65.81	$50.47
Threshold price	92.30	70.79
Fair value of options on grant date	9.54	6.51
Remaining contractual term (in years)	3.1	2.1

(1)	No TSO expirations for years presented.

(2)	TSOs outstanding at December 31, 2008 for the years 2005 and prior were 125,103.

(3)	Intrinsic value is not presented if result is a negative number.

(4)	A weighted average exercise price is not applicable as there is only one grant date and issuance per year.

We have a $200 million per fiscal year common stock repurchase program which gives us the ability to acquire some or all of the shares of common stock to be issued upon the exercise of the TSOs.

Other Required Disclosures

The fair values of TSOs granted in 2007 and 2006 were estimated using the binomial method. The value of restricted stock grants is calculated as the average of the high and low stock prices on the date of the initial grant. The fair values of all other stock options were estimated on the date of grant using the Black-Scholes-Merton option pricing model. These fair values are affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. Expected volatilities are based on historical volatility of our stock price as well as that of our peer group, implied volatilities and various other factors. Historical data, such as the past performance of our common stock and the length of service by employees, is used to estimate expected life of the stock options, TSOs and our restricted stock and represents the period of time that the options or grants are expected to be outstanding. The weighted average estimated value of stock options and TSOs granted during 2008, 2007 and 2006 were based on the following assumptions (there were no TSOs granted in 2008):

	2008	2007	2006

Risk-free interest rate	1.68%	4.70%	4.43%
Dividend yield	4.00%	4.00%	4.00%
Expected volatility	97.24%	24.72%	22.94%
Expected life (in years)	3.0	5.0	2.5-3.5

Compensation expense related to the Incentive Stock Plans, TSOs and restricted stock was $6.8 million in 2008, $16.9 million in 2007 and $14.0 million in 2006.

As of December 31, 2008, total compensation expense which had not yet been recognized related to nonvested options, TSOs and restricted stock grants was $28.8 million. Of this total, $13.1 million is expected to be recognized

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in 2009, $9.0 million in 2010, $6.1 million in 2011 and $0.8 million in 2012. These amounts may be impacted by future grants, changes in forfeiture estimates or vesting terms, actual forfeiture rates which differ from estimated forfeitures and/or timing of TSO vesting.

Employee Stock Purchase Plan

The General Growth Properties, Inc. Employee Stock Purchase Plan (the “ESPP”) was established to assist eligible employees in acquiring stock ownership interest in GGP. Under the ESPP, eligible employees make payroll deductions over a six-month purchase period. At the end of each six-month purchase period, the amounts withheld are used to purchase shares of our common stock at a purchase price equal to 85% of the lesser of the closing price of a share of a common stock on the first or last trading day of the purchase period. The ESPP is considered a compensatory plan pursuant to SFAS 123(R). A maximum of 3.0 million shares of our common stock are reserved for issuance under the ESPP. Since inception, an aggregate of 1.7 million shares of our common stock have been purchased by eligible employees under the ESPP. Compensation expense related to the ESPP was $1.0 million in 2008, $2.0 million in 2007, and $1.5 million in 2006.

During 2008, the Board of Directors determined that no shares would be made available for purchase under the ESPP with respect to the July-December 2008 offering period and January-June 2009 offering period. The Board will consider at a future date whether to re-open purchases under the ESPP.

Defined Contribution Plan

We sponsor the General Growth 401(k) Savings Plan (the “401(k) Plan”) which permits all eligible employees to defer a portion of their compensation in accordance with the provisions of Section 401(k) of the Internal Revenue Code. Subject to certain limitations (including an annual limit imposed by the Internal Revenue Code), each participant is allowed to make before-tax contributions up to 50% of gross earnings, as defined. We add to a participant’s account through a matching contribution up to 5% of the participant’s annual earnings contributed to the 401(k) Plan. We match 100% of the first 4% of earnings contributed by each participant and 50% of the next 2% of earnings contributed by each participant. We recognized expense resulting from the matching contributions of $10.7 million in 2008, $10.2 million in 2007, and $9.3 million in 2006.

Dividend Reinvestment and Stock Purchase Plan

We have reserved up to 3.0 million shares of our common stock for issuance under the Dividend Reinvestment and Stock Purchase Plan (“DRSP”). In general, the DRSP allows participants to purchase our common stock from dividends received or additional cash investments. The stock is purchased at current market price, but no fees or commissions are charged to the participant. We expect to continue to satisfy DRSP common stock purchases by issuing new shares of our common stock or by repurchasing currently outstanding common stock. As of December 31, 2008, an aggregate of 768,295 shares of our common stock have been issued under the DRSP.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 11	Other Assets and Liabilities

The following table summarizes the significant components of prepaid expenses and other assets.

	December 31,	December 31,
	2008	2007
	(In thousands)

Below-market ground leases	$247,553	$273,845
Receivables — finance leases and bonds	118,543	114,979
Restricted cash, including security and escrow deposits	89,520	83,638
Real estate tax stabilization agreement	75,531	79,454
Deposit on Glendale Matter (Note 1)	67,054	—
Prepaid expenses	63,879	56,540
Special Improvement District receivable	51,314	58,200
Above-market tenant leases	51,308	75,285
Deferred income tax	37,973	24,088
Funded defined contribution plan assets	7,517	14,616
Other	25,263	25,632

Total Prepaid expenses and other assets	$835,455	$806,277

The following table summarizes the significant components of accounts payable, accrued expenses and other liabilities.

	December 31,	December 31,
	2008	2007
	(In thousands)

Accounts payable and accrued expenses	$263,167	$302,719
Construction payables	257,178	206,044
Additional purchase price for The Shoppes at The Palazzo (Note 14)	174,229	—
FIN 48 liability	134,646	146,201
Accrued interest	115,968	122,406
Accrued real estate taxes	90,663	84,327
Below-market tenant leases	88,756	127,641
Hughes participation payable	73,325	86,008
Deferred gains/income	62,716	79,479
Accrued payroll and other employee liabilities	62,591	71,191
Derivative financial instruments	30,222	563
Tenant and other deposits	24,452	28,212
FIN 47 liability	23,499	14,321
Above-market ground leases	15,017	15,489
Insurance reserve	14,033	19,407
Capital lease obligations	13,790	14,390
Nouvelle at Natick deferred revenues	13,067	—
Funded defined contribution plan liabilities	7,517	14,616
Homart I purchase price obligation*	—	254,000
Other	74,313	101,227

Total Accounts payable, accrued expenses and other liabilities	$1,539,149	$1,688,241

*	Converted to a secured note payable in first quarter of 2008 with a maturity of February 2013

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 12	Minority Interests

Common

Changes in outstanding Operating Partnership Common Units for the three years ended December 31, 2008 are as follows:

January 1, 2006	53,061,895
Conversion of Preferred Units into Common Units	1,163,333
Redemptions for GGP common stock	(1,334,637)

December 31, 2006	52,890,591
Conversion of Preferred Units into Common Units	76,625
Redemptions for GGP common stock	(1,116,230)

December 31, 2007	51,850,986
Conversion of Preferred Units into Common Units	15,000
Redemptions for GGP common stock	(1,193,142)

December 31, 2008	50,672,844

Under certain circumstances, the Common Units can be redeemed at the option of the holders for cash or, at our election, for shares of GGP common stock on a one-for-one basis. The holders of the Common Units also share equally with our common stockholders on a per share basis in any distributions by the Operating Partnership on the basis that one Common Unit is equivalent to one share of GGP common stock. On January 2, 2009, MB Capital Units LLC, pursuant to the Rights Agreement dated July 27, 1993, converted 42,350,000 Common Units into 42,350,000 shares of GGP common stock.

Also included in minority interests-common is minority interest in consolidated joint ventures of $2.5 million as of December 31, 2008 and 2007.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Preferred

Components of minority interest — preferred as of December 31, 2008 and 2007 are as follows:

			Number
			of Units
			as of	Per Unit
	Coupon	Issuing	December 31,	Liquidation	Carrying Amount
Security Type	Rate	Entity	2008	Preference	2008	2007
					(In thousands)

Perpetual Preferred Units
Cumulative Preferred Units (“CPUs”)	8.25%	LLC	20,000	250	$5,000	$5,000

Convertible Preferred Units
Series B-JP Realty	8.50%	GGPLP	1,284,715	50	63,986	64,237
Series D-Foothills Mall	6.50%	GGPLP	532,750	50	26,637	26,637
Series E-Four Seasons Town Centre	7.00%	GGPLP	502,658	50	25,133	25,132

					115,756	116,006
Other preferred stock of consolidated subsidiaries	N/A	various	476	1,000	476	476

Total Minority Interest-Preferred					$121,232	$121,482

Holders of the CPUs are entitled to receive cumulative preferential cash distributions prior to any distributions by the LLC to the Operating Partnership.

The Convertible Preferred Units are convertible, with certain restrictions, at any time by the holder into Common Units of the Operating Partnership at the following rates:

Number of Common
Units for each
Preferred Unit

Series B — JP Realty	3.000
Series D — Foothills Mall	1.508
Series E — Four Seasons Town Centre	1.298

Note 13	Accumulated Other Comprehensive (Loss) Income

Components of accumulated other comprehensive (loss) income as of December 31, 2008 and 2007 are as follows:

	2008	2007
	(In thousands)

Net unrealized losses on financial instruments	$(27,903)	$(909)
Accrued pension adjustment	(2,110)	(462)
Foreign currency translation	(25,634)	37,369
Unrealized losses on available-for-sale securities	(481)	(340)

	$(56,128)	$35,658

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Note 14	Commitments and Contingencies

In the normal course of business, from time to time, we are involved in legal proceedings relating to the ownership and operations of our properties. In management’s opinion, the liabilities, if any, that may ultimately result from such legal actions are not expected to have a material adverse effect on our consolidated financial position, results of operations or liquidity.

We lease land or buildings at certain properties from third parties. The leases generally provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. Rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease. Contractual rental expense, including participation rent, was $19.3 million in 2008, $19.5 million in 2007 and $16.7 million in 2006, while the same rent expense excluding amortization of above and below-market ground leases and straight-line rents, as presented in our consolidated financial statements, was $12.4 million in 2008, $12.0 million in 2007 and $10.3 million in 2006.

We periodically enter into contingent agreements for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence and, in the case of property acquired under development, completion of the project. In conjunction with the acquisition of The Grand Canal Shoppes in 2004, we entered into an agreement (the “Phase II Agreement”) to acquire the multi-level retail space that is part of The Shoppes at The Palazzo in Las Vegas, Nevada (The “Phase II Acquisition”) which is connected to the existing Venetian and the Sands Expo and Convention Center facilities and The Grand Canal Shoppes. The project opened on January 18, 2008. The acquisition closed on February 29, 2008 for an initial purchase price of $290.8 million, which was primarily funded with $250.0 million of new variable-rate short-term debt collateralized by the property and for Federal income tax purposes is being used as replacement property in a like-kind exchange. Additional purchase price payments are currently estimated at $174.2 million (based on net operating income, as defined, of the Phase II retail space), and are presented in accounts payable and accrued expenses in our consolidated financial statements (Note 11). Such payments will be made during the 30 months after closing with the final payment being subject to re-adjustment 48 months after closing. The actual additional amounts paid over the next four years could be more or less than the current estimate.

See Note 7 for our obligations related to FIN 48.

The following table summarizes the contractual maturities of our long-term commitments. Both long-term debt and ground leases include the related purchase accounting fair value adjustments:

						Subsequent /
	2009	2010	2011	2012	2013	Other (1)	Total
	(In thousands)

Long-term debt-principal(2)	$3,471,806	$6,531,535	$4,701,424	$2,224,792	$4,324,592	$3,599,164	$24,853,313
Retained debt-principal	2,606	119,694	775	37,742	—	—	160,817
Ground lease payments	14,459	14,352	13,863	13,830	13,872	543,028	613,404
Additional purchase price	—	—	—	—	—	174,229	174,229
FIN 48 obligations, including interest	43,897	—	—	—	—	90,749	134,646

Total	$3,532,768	$6,665,581	$4,716,062	$2,276,364	$4,338,464	$4,407,170	$25,936,409

(1)	The remaining FIN 48 liability and the additional purchase price for The Shoppes at The Palazzo, for which reasonable estimates about the timing of payments cannot be made, is disclosed within the Subsequent/Other column.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(2)	Excluded the effect of any principal accelerations due to cross defaults or other revisions to our debt agreements due to conditions described in Note 1.

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

Under the CSA, we are required to issue shares of our common stock semi-annually (February and August) to the Beneficiaries. The number of shares to be issued in any period is based on cash flows from the development and/or sale of the CSA Assets and our stock price. We account for the Beneficiaries’ share of earnings from the CSA Assets as an operating expense. In February 2009, we were not obligated to deliver any shares of our common stock under the CSA. We delivered 356,661 shares of our common stock (from treasury shares) to the Beneficiaries in 2008 and 698,601 shares (including 146,969 treasury shares) in 2007. For February 2009, we were not obligated to issue any of our common stock pursuant to this requirement as the net development and sales cash flows were negative for the applicable period.

Under the CSA, we are also required to make a final stock distribution to the Beneficiaries in 2010, following a final valuation at the end of 2009. The amount of this distribution will be based on the appraised values, as defined, of the CSA assets at such time and the distribution will be accounted for as additional investments in the related assets (that is, contingent consideration).

We expect that an appraisal, which would be based on the then current market or liquidation value of the CSA Assets, would yield a lower value than our current estimated value of such assets which is based on management’s financial models which project cash flows over a sales period extending to 2031 and a discount rate of 14%. Pursuant to the CSA and based on the current market price of our common stock, the final distribution would result in the Beneficiaries holding substantially all of our common stock. Such issuance of common stock would result in a change in control of the Company which would cause a default or an acceleration of the maturity date under certain of our debt obligations.

Riverwalk Marketplace and Oakwood Center Damages

Riverwalk Marketplace, located near the convention center in downtown New Orleans, Louisiana, and our Oakwood Center retail property, located in Gretna, Louisiana, incurred hurricane and/or vandalism damage in September 2005. After repairs, Riverwalk Marketplace reopened in November 2005. During 2007, we reached a final settlement with our insurance carrier with respect to Riverwalk Marketplace in the cumulative amount of $17.5 million, all of which was reflected as recovery of minimum rents, operating costs and repairs. After extensive repair and replacements, Oakwood Center re-opened in October 2007. We had maintained multiple layers of comprehensive insurance coverage for the property damage and business interruption costs that were incurred and, therefore, recorded insurance recovery receivables for both such coverages. During 2007, we reached final settlements with all of the insurance carriers for our first two layers of insurance coverage with respect to Oakwood Center pursuant to which we received a cumulative total of approximately $50 million. As of December 31, 2007, all of the insurance recovery proceeds from the insurance carriers with respect to such first two layers of coverage had been applied against the initial estimated Oakwood Center property damage with the remainder recorded as recovery of operating costs and repairs, minimum rents and provision for doubtful accounts. All of the previously recorded insurance recovery receivables were collected as of December 31, 2007. In 2008, we reached final settlements with the remaining insurance carriers in the third and final layer of insurance coverage

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

pursuant to which we received an additional $38 million of insurance proceeds, of which approximately $12 million was considered business interruption revenue or recovery of previously incurred expenses and approximately $26 million was considered recovery of property damage costs.

Note 15	Recently Issued Accounting Pronouncements

In December 2008, the FASB ratified EITF Issue No. 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (EITF 07-5). EITF 07-5 addresses concerns regarding the meaning of the phrase “indexed to an entity’s own stock”, including (1) certain stated or incorporated provisions in equity derivative contracts involving an entity’s own stock and (2) strike prices that are not denominated in the functional currency of the issuing entity. Indexation to an entity’s own stock is an important factor in determining whether an entity-linked financial instrument is within the scope of Statement 133 and EITF Issue 00-19. The transition under EITF 07-5 requires a cumulative adjustment to the opening balance of retained earnings in the year in which the EITF becomes effective. EITF 07-5 is effective for us on January 1, 2009. Early adoption of the EITF is not permitted. We are currently evaluating the impact of this new standard on our consolidated financial statements, particularly with respect to our Exchangeable Senior Notes (Note 6). While we are continuing to evaluate the impact of this new standard on our consolidated financial statements, we currently do not believe such impact will be significant.

In June 2008, the FASB finalized Staff Position (FSP) No. EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” The FSP affects entities that accrue cash dividends on share-based payment awards during the awards’ service period when dividends do not need to be returned if the employees forfeit the awards. The transition guidance in the FSP requires an entity to retroactively adjust all prior-period earnings-per-share computations to reflect the FSP’s provisions. The FSP is effective for us on January 1, 2009. Early adoption of the FSP is not permitted. We are currently evaluating the impact of this new standard on our consolidated financial statements, particularly with respect to our grants of restricted stock to employees (Note 10).

In May 2008, the FASB issued FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 requires companies to separately account for the liability and equity components of applicable debt instruments in a manner that will reflect the nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP 14-1 will be retrospectively applied and effective for our 2009 interim and annual financial statements. The impact of the retrospective application of FSP 14-1 on our consolidated financial statements, particularly with respect to our Exchangeable Senior Notes (Note 6), is expected to be additional non-cash interest expense of $16.3 million for the year ended December 31, 2007, $25.7 million for the year ended December 31, 2008 and $27.3 million for the year ended December 31, 2009.

In April 2008, the FASB issued FASB Staff Position No. 142-3, “Determining the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 was designed to improve the consistency between the useful life of a recognized intangible asset under SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), and the period of expected cash flows used to measure the fair value of the asset under SFAS No. 141 (revised 2007), “Business Combinations”, and other guidance under GAAP. FSP 142-3 is effective for us on January 1, 2009. Early adoption is prohibited. While we are continuing to evaluate the impact of this new standard on our consolidated financial statements, we currently do not believe such impact will be significant.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS 133”) by requiring expanded disclosures about an entity’s derivative instruments and hedging activities, but does not change SFAS 133’s scope or accounting. SFAS 161 is effective for us on January 1, 2009. While we are continuing to evaluate the impact of this new standard on our consolidated financial statements, we currently do not believe such impact will be significant.

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In December 2007, the FASB issued SFAS No. 141 (R), “Business Combinations” (“SFAS 141 (R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”). SFAS 141 (R) will change how business acquisitions are accounted for and will impact the financial statements both on the acquisition date and in subsequent periods. SFAS 160 will change the accounting and reporting for certain minority interests, which will be re-characterized as non-controlling interests and classified as a component of equity. SFAS 141 (R) and SFAS 160 are effective for periods beginning on or after December 15, 2008, except that the accounting for transactions entered into prior to the effective date shall not be modified. Early adoption is not permitted. Due to the expectation that few acquisitions will be made by the Company in the foreseeable future, the impact of the adoption of SFAS 141(R) is not expected to be significant. The adoption of SFAS 160 is not expected to be significant except that certain portions of all or some minority interest will be reclassified to a component of equity, specifically, non-controlling interest.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”) which provides companies with an option to report selected financial assets and liabilities at fair value. Management has elected not to apply the fair value option to its existing financial assets and liabilities on its effective date, January 1, 2008.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) which provides enhanced guidance for using fair value to measure assets and liabilities. SFAS 157 also requires expanded disclosures about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. The standard does not expand the use of fair value in any new circumstances. SFAS 157 was effective for our financial assets and liabilities on January 1, 2008 (Note 2). SFAS 157 will apply to our non-financial assets and liabilities, including assets measured at fair value due to impairments, on January 1, 2009. We do not expect the application of SFAS 157 to have a material impact to our non-financial assets and liabilities.

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

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

difference affects only the reported revenues and operating expenses of the segments and has no effect on our reported net earnings. In addition, other revenues include the NOI of discontinued operations and is reduced by the NOI attributable to our minority interest partners in consolidated joint ventures.

The total expenditures for additions to long-lived assets for the Master Planned Communities segment was $166.1 million for the year ended December 31, 2008, $243.3 million for the year ended December 31, 2007 and $200.4 million for the year ended December 31, 2006. Similarly, expenditures for long-lived assets for the Retail and Other segment was $1.19 billion for the year ended December 31, 2008, $1.50 billion for the year ended December 31, 2007 and $703.7 million for the year ended December 31, 2006. Such amounts for the Master Planned Communities segment and the Retail and Other segment are included in the amounts listed as Land/residential development and acquisitions expenditures and Acquisition/development of real estate and property additions/improvements, respectively, in our Consolidated Statements of Cash Flows.

The total amount of goodwill, as presented on our Consolidated Balance Sheets, is included in our Retail and Other segment.

Segment operating results are as follows:

	Year Ended December 31, 2008
	Consolidated	Unconsolidated	Segment
	Properties	Properties	Basis
	(In thousands)

Retail and Other
Property revenues:
Minimum rents	$2,085,758	$383,003	$2,468,761
Tenant recoveries	927,332	159,499	1,086,831
Overage rents	72,882	9,461	82,343
Other, including minority interest	112,160	62,081	174,241

Total property revenues	3,198,132	614,044	3,812,176

Property operating expenses:
Real estate taxes	274,317	44,934	319,251
Repairs and maintenance	234,987	36,800	271,787
Marketing	43,426	8,501	51,927
Other property operating costs	436,804	123,234	560,038
Provision for doubtful accounts	17,873	3,442	21,315

Total property operating expenses	1,007,407	216,911	1,224,318

Retail and other net operating income	2,190,725	397,133	2,587,858

Master Planned Communities
Land sales	66,557	72,189	138,746
Land sales operations	(63,441)	(46,311)	(109,752)

Master Planned Communities net operating income before provision for impairment	3,116	25,878	28,994
Provision for impairment	(40,346)	—	(40,346)

Master Planned Communities net operating (loss) income	(37,230)	25,878	(11,352)

Real estate property net operating income	$2,153,495	$423,011	$2,576,506

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2007
	Consolidated	Unconsolidated	Segment
	Properties	Properties	Basis
	(In thousands)

Retail and Other
Property revenues:
Minimum rents	$1,933,674	$406,241	$2,339,915
Tenant recoveries	859,801	173,486	1,033,287
Overage rents	89,016	12,213	101,229
Other, including minority interest	115,910	82,884	198,794

Total property revenues	2,998,401	674,824	3,673,225

Property operating expenses:
Real estate taxes	246,484	50,478	296,962
Repairs and maintenance	216,536	40,559	257,095
Marketing	54,664	12,233	66,897
Other property operating costs	418,295	150,149	568,444
Provision for doubtful accounts	5,426	1,978	7,404

Total property operating expenses	941,405	255,397	1,196,802

Retail and other net operating income	2,056,996	419,427	2,476,423

Master Planned Communities
Land sales	145,649	85,017	230,666
Land sales operations	(116,708)	(57,813)	(174,521)

Master Planned Communities net operating income before provision for impairment	28,941	27,204	56,145
Provision for impairment	(127,600)	—	(127,600)

Master Planned Communities net operating (loss) income	(98,659)	27,204	(71,455)

Real estate property net operating income	$1,958,337	$446,631	$2,404,968

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Year Ended December 31, 2006
	Consolidated	Unconsolidated	Segment
	Properties	Properties	Basis
	(In thousands)

Retail and Other
Property revenues:
Minimum rents	$1,753,508	$428,337	$2,181,845
Tenant recoveries	773,034	187,782	960,816
Overage rents	75,945	15,966	91,911
Other, including minority interest and discontinued operations	99,779	88,552	188,331

Total property revenues	2,702,266	720,637	3,422,903

Property operating expenses:
Real estate taxes	218,549	58,832	277,381
Repairs and maintenance	199,078	43,768	242,846
Marketing	48,626	13,184	61,810
Other property operating costs	368,706	154,010	522,716
Provision for doubtful accounts	22,078	793	22,871

Total property operating expenses	857,037	270,587	1,127,624

Retail and other net operating income	1,845,229	450,050	2,295,279

Master Planned Communities
Land sales	423,183	85,561	508,744
Land sales operations	(316,453)	(62,304)	(378,757)

Master Planned Communities net operating income	106,730	23,257	129,987

Real estate property net operating income	$1,951,959	$473,307	$2,425,266

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following reconciles NOI to GAAP-basis operating income and income from continuing operations:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Real estate property net operating income	$2,576,506	$2,404,968	$2,425,266
Unconsolidated Properties NOI	(423,011)	(446,631)	(473,307)

Consolidated Properties NOI	2,153,495	1,958,337	1,951,959
Management and other fees	85,773	106,584	115,798
Property management and other costs	(184,738)	(198,610)	(181,033)
General and administrative	(57,972)	(37,005)	(18,800)
Provisions for impairment	(76,265)	(2,933)	(4,314)
Litigation recovery (provision)	57,145	(89,225)	—
Depreciation and amortization	(759,930)	(670,454)	(690,194)
Discontinued operations and minority interest in consolidated NOI	11,063	11,167	15,036

Operating income	1,228,571	1,077,861	1,188,452
Interest income	3,197	8,641	11,585
Interest expense	(1,299,496)	(1,174,097)	(1,117,437)
(Provision for) benefit from income taxes	(23,461)	294,160	(98,984)
Income allocated to minority interest	(9,145)	(77,012)	(37,761)
Equity in income of unconsolidated affiliates	80,594	158,401	114,241

Income (loss) from continuing operations	$(19,740)	$287,954	$60,096

The following reconciles segment revenues to GAAP-basis consolidated revenues:

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Segment basis total property revenues	$3,812,176	$3,673,225	$3,422,903
Unconsolidated segment revenues	(614,044)	(674,824)	(720,637)
Land sales	66,557	145,649	423,183
Management and other fees	85,773	106,584	115,798
Real estate net operating income attributable to minority interests, net of discontinued operations	11,063	11,167	15,036

GAAP-basis consolidated total revenues	$3,361,525	$3,261,801	$3,256,283

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The assets by segment and the reconciliation of total segment assets to the total assets in the consolidated financial statements at December 31, 2008 and 2007 are summarized as follows:

	2008	2007
	(In thousands)

Retail and Other	$29,931,570	$28,790,732
Master Planned Communities	2,174,015	2,176,218

Total segment assets	32,105,585	30,966,950
Unconsolidated Properties	(4,481,818)	(4,143,866)
Corporate and other	1,933,563	1,991,235

Total assets	$29,557,330	$28,814,319

Note 17	Quarterly Financial Information (Unaudited)

	2008
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands except for per share amounts)

Total revenues	$830,322	$815,618	$814,701	$900,883
Operating income	318,280	304,447	257,671	348,175
Income (loss) from continuing operations	8,558	3,263	(30,536)	(1,025)
Income from discontinued operations	—	30,819	15,121	60
Net income (loss)	8,558	34,082	(15,415)	(965)
Earnings (loss) per share from continuing operations*:
Basic	0.03	0.01	(0.11)	0.00
Diluted	0.03	0.01	(0.11)	0.00
Earnings (loss) per share*:
Basic	0.03	0.13	(0.06)	0.00
Diluted	0.03	0.13	(0.06)	0.00
Distributions declared per share	0.50	0.50	0.50	0.00
Weighted-average shares outstanding:
Basic	244,765	267,369	267,944	268,569
Diluted	244,918	267,597	267,944	268,569

GENERAL GROWTH PROPERTIES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2007
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
	(In thousands except for per share amounts)

Total revenues	$728,788	$740,082	$864,258	$928,668
Operating income	242,174	277,146	327,543	230,993
Income (loss) from continuing operations	230,194	8,392	(9,359)	58,726
Income from discontinued operations	—	—	—	—
Net income (loss)	230,194	8,392	(9,359)	58,726
Earnings (loss) per share from continuing operations:
Basic	0.94	0.03	(0.04)	0.24
Diluted	0.94	0.03	(0.04)	0.24
Earnings (loss) per share:
Basic	0.94	0.03	(0.04)	0.24
Diluted*	0.94	0.03	(0.04)	0.24
Distributions declared per share	0.45	0.45	0.45	0.50
Weighted-average shares outstanding:
Basic	243,653	244,960	243,775	243,867
Diluted	244,407	245,627	243,775	244,258

*	Earnings (loss) per share for the quarters do not add up to the annual earnings per share due to the issuance of additional common stock during the year.

As more fully described in Note 2, the Company, under applicable GAAP guidance, was deemed to incur compensation expense as a result of a series of loans made to two officers of the Company by an affiliate of certain Bucksbaum family trusts. The independent members of the Company’s Board of Directors learned of these loans in October 2008 and the aggregate deemed compensation expense amount of approximately $15.4 million, before minority interest, was recorded as a general and administrative expense (a component of operating income) in the fourth quarter of 2008. This amount is a cumulative correction of an error as no expense amounts for these loans were recorded or reflected in the above schedules of unaudited quarterly financial information for the fourth quarter 2007 or for the first, second or third quarters of 2008. Had the deemed compensation expense been recorded in the applicable periods, operating income would have declined by approximately $334 thousand for the fourth quarter of 2007 and $2.9 million, $59 thousand and $12.1 million, respectively, for the first, second or third quarters of 2008. For net income, which is presented net of minority interest, the fourth quarter 2007 net income would have been lower by approximately $281 thousand, with the first, second and third quarters of 2008 being lower, net of minority interest, by approximately $2.4 million, $50 thousand and $10.1 million, respectively. If this deemed expense had been recorded in the applicable quarters as just discussed rather than as a correction of an error in the fourth quarter of 2008, fourth quarter 2008 operating income would have increased by the full amount of the correction recorded ($15.4 million ) and net income (presented net of minority interest) would have increased by $12.8 million. We have assessed the impacts to the previously reported quarters of 2007 and 2008 (and the related year-to-date 2008 amounts), and the impact of the cumulative correction recorded in the fourth quarter of 2008, and concluded that all such impacts are immaterial. Accordingly, we have determined that no restatement of previously issued financial statements or information is necessary and, therefore, no such restatement is reflected in the above presentation of unaudited quarterly financial information for the deemed compensation expense correction recorded.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
General Growth Properties, Inc.
Chicago, Illinois

We have audited the consolidated financial statements of General Growth Properties, Inc. and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, and the Company’s internal control over financial reporting as of December 31, 2008, and have issued our reports thereon dated February 26, 2009 (for which the report on the consolidated financial statements expresses an unqualified opinion and includes explanatory paragraphs regarding the Company’s ability to continue as a going concern and the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes); such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on page F-1 of this Form 10-K. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Chicago, Illinois
February 26, 2009

GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2008

					Costs Capitalized		Gross Amounts at Which						Life Upon Which
			Initial Cost (b)		Subsequent to Acquisition (c)		Carried at Close of Period (d)						Latest Income
				Buildings and		Buildings and		Buildings and		Accumulated	Date of	Date	Statement is
Name of Center	Location	Encumbrances (a)	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation (e)	Construction	Acquired	Computed
	(In thousands)

Retail and Other:
Ala Moana Center	Honolulu, HI	$1,500,000	$336,229	$473,771	$—	$286,238	$336,229	$760,009	$1,096,238	$171,751		1999		(e)
Alameda Plaza	Pocatello, ID	—	740	2,060	—	13	740	2,073	2,813	335		2002		(e)
Anaheim Crossing	Anaheim, CA	—	—	1,986	—	29	—	2,015	2,015	324		2002		(e)
Animas Valley Mall	Farmington, NM	35,054	6,464	35,902	—	8,478	6,464	44,380	50,844	7,664		2002		(e)
Apache Mall	Rochester, MN	62,200	8,110	72,993	—	25,339	8,110	98,332	106,442	26,562		1998		(e)
Arizona Center	Phoenix, AZ	46,000	2,314	132,158	—	2,266	2,314	134,424	136,738	24,199		2004		(e)
Augusta Mall	Augusta, GA	175,000	787	162,272	1,217	81,843	2,004	244,115	246,119	22,646		2004		(e)
Austin Bluffs Plaza	Colorado Springs, CO	2,313	1,080	3,007	—	231	1,080	3,238	4,318	526		2002		(e)
Bailey Hills Village	Eugene, OR	—	290	806	—	36	290	842	1,132	135		2002		(e)
Baybrook Mall	Friendswood, TX	170,000	13,300	117,163	6,853	28,240	20,153	145,403	165,556	34,686		1999		(e)
Bayshore Mall	Eureka, CA	31,190	3,005	27,399	—	37,074	3,005	64,473	67,478	32,169	1986-1987			(e)
Bayside Marketplace	Miami, FL	85,778	—	177,801	—	2,057	—	179,858	179,858	33,118		2004		(e)
Beachwood Place	Beachwood, OH	241,370	18,500	319,684	—	36,380	18,500	356,064	374,564	40,717		2004		(e)
Bellis Fair	Bellingham, WA	62,198	7,616	47,040	(131)	15,469	7,485	62,509	69,994	31,192	1987-1988			(e)
Birchwood Mall	Port Huron, MI	44,308	1,769	34,575	1,274	19,786	3,043	54,361	57,404	29,233	1989-1990			(e)
Boise Plaza	Boise, ID	—	374	1,042	—	112	374	1,154	1,528	181		2002		(e)
Boise Towne Plaza	Boise, ID	10,999	3,988	11,101	—	146	3,988	11,247	15,235	1,831		2002		(e)
Boise Towne Square	Boise, ID	72,690	23,449	131,001	1,088	31,659	24,537	162,660	187,197	26,637		2002		(e)
Burlington Town Center	Burlington, VT	31,500	1,637	32,798	2,597	20,356	4,234	53,154	57,388	6,209		2004		(e)
Cache Valley Mall	Logan, UT	28,043	3,875	22,047	—	9,068	3,875	31,115	34,990	5,056		2002		(e)
Cache Valley Marketplace	Logan, UT	—	1,500	1,583	1,639	5,242	3,139	6,825	9,964	784		2002		(e)
Capital Mall	Jefferson City, MO	20,403	4,200	14,201	(287)	11,155	3,913	25,356	29,269	11,969		1993		(e)
Century Plaza	Birmingham, AL	—	3,164	28,514	—	(1,994)	3,164	26,520	29,684	11,729		1997		(e)
Chapel Hills Mall	Colorado Springs, CO	116,319	4,300	34,017	—	71,735	4,300	105,752	110,052	37,658		1993		(e)
Chico Mall	Chico, CA	57,287	16,958	45,628	—	4,369	16,958	49,997	66,955	6,942		2003		(e)
Coastland Center	Naples, FL	118,000	11,450	103,050	—	50,999	11,450	154,049	165,499	34,391		1998		(e)
Collin Creek	Plano, TX	70,527	26,250	122,991	—	3,023	26,250	126,014	152,264	14,330		2004		(e)
Colony Square Mall	Zanesville, OH	25,239	1,000	24,500	597	25,274	1,597	49,774	51,371	25,956		1986		(e)
Columbia Mall	Columbia, MO	90,000	5,383	19,663	—	32,153	5,383	51,816	57,199	26,257	1984-1985			(e)
Coral Ridge Mall	Coralville, IA	89,000	3,364	64,218	49	22,914	3,413	87,132	90,545	29,890	1998-1999			(e)
Coronado Center	Albuquerque, NM	169,784	33,072	148,799	—	3,337	33,072	152,136	185,208	24,702		2003		(e)
Cottonwood Mall	Salt Lake City, UT	—	7,613	42,987	—	(27,141)	7,613	15,846	23,459	2,382		2002		(e)
Cottonwood Square	Salt Lake City, UT	—	1,558	4,339	—	218	1,558	4,557	6,115	730		2002		(e)
Country Hills Plaza	Ogden, UT	13,588	3,620	9,080	—	898	3,620	9,978	13,598	1,557		2002		(e)
Crossroads Center	St. Cloud, MN	84,859	10,813	72,203	2,393	40,931	13,206	113,134	126,340	22,724		2000		(e)
Cumberland Mall	Atlanta, GA	104,744	15,199	136,787	10,042	72,614	25,241	209,401	234,642	44,427		1998		(e)
Division Crossing	Portland, OR	5,330	1,773	4,935	—	405	1,773	5,340	7,113	864		2002		(e)
Eagle Ridge Mall	Lake Wales, FL	47,835	7,620	49,561	—	18,756	7,620	68,317	75,937	25,746	1995-1996			(e)
Eastridge Mall	Casper, WY	39,399	6,171	34,384	(79)	8,489	6,092	42,873	48,965	6,890		2002		(e)
Eastridge Mall	San Jose, CA	170,000	36,724	178,018	—	24,592	36,724	202,610	239,334	23,402		2006		(e)
Eden Prairie Center	Eden Prairie, MN	80,368	465	19,024	28	122,279	493	141,303	141,796	43,372		1997		(e)
Fallbrook Center	West Hills, CA	85,000	6,117	10,077	10	101,532	6,127	111,609	117,736	47,925		1984		(e)
Faneuil Hall Marketplace	Boston, MD	94,598	—	122,098	—	1,640	—	123,738	123,738	17,343		2004		(e)

GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2008

					Costs Capitalized		Gross Amounts at Which						Life Upon Which
			Initial Cost (b)		Subsequent to Acquisition (c)		Carried at Close of Period (d)						Latest Income
				Buildings and		Buildings and		Buildings and		Accumulated	Date of	Date	Statement is
Name of Center	Location	Encumbrances (a)	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation (e)	Construction	Acquired	Computed
	(In thousands)

Fashion Place	Murray, UT	145,276	21,604	206,484	—	7,768	21,604	214,252	235,856	25,923		2004		(e)
Fashion Show	Las Vegas, NV	650,000	523,650	602,288	—	(8,030)	523,650	594,258	1,117,908	77,932		2004		(e)
Foothills Mall	Fort Collins, CO	50,758	8,031	96,642	2,544	8,272	10,575	104,914	115,489	15,086		2003		(e)
Fort Union	Midvale, UT	2,782	—	3,842	—	24	—	3,866	3,866	638		2002		(e)
Four Seasons Town Centre	Greensboro, NC	101,306	27,231	141,978	—	6,583	27,231	148,561	175,792	21,056		2004		(e)
Fox River Mall	Appleton, WI	195,000	2,701	18,291	2,086	67,038	4,787	85,329	90,116	39,177	1983-1984			(e)
Fremont Plaza	Las Vegas, NV	—	—	3,956	—	330	—	4,286	4,286	666		2002		(e)
Gateway Crossing Shopping Center	Bountiful, UT	15,342	4,104	11,422	—	993	4,104	12,415	16,519	2,074		2002		(e)
Gateway Mall	Springfield, OR	39,986	8,728	34,707	(96)	38,307	8,632	73,014	81,646	33,377	1989-1990			(e)
Gateway Overlook	Columbia, MD	55,000	—	31,679	—	2,699	—	34,378	34,378	1,295	2007			(e)
Glenbrook Square	Fort Wayne, IN	178,294	30,414	195,896	50	13,574	30,464	209,470	239,934	29,274		2003		(e)
Governor’s Square	Tallahassee, FL	75,000	—	121,482	—	5,976	—	127,458	127,458	18,007		2004		(e)
Grand Teton Mall	Idaho Falls, ID	48,795	6,973	44,030	—	11,034	6,973	55,064	62,037	8,744		2002		(e)
Grand Teton Plaza	Idaho Falls, ID	—	2,349	7,336	—	132	2,349	7,468	9,817	797		2004		(e)
Grand Traverse Mall	Traverse City, MI	85,794	3,534	20,776	—	30,504	3,534	51,280	54,814	26,965	1990-1991			(e)
Greenwood Mall	Bowling Green, KY	44,893	3,200	40,202	187	37,530	3,387	77,732	81,119	32,300		1993		(e)
Halsey Crossing	Gresham, OR	2,608	—	4,363	—	126	—	4,489	4,489	745		2002		(e)
Harborplace	Baltimore, MD	50,000	—	54,308	—	11,537	—	65,845	65,845	10,095		2004		(e)
Hulen Mall	Fort Worth, TX	113,709	8,910	153,894	—	3,589	8,910	157,483	166,393	21,329		2004		(e)
Jordan Creek Town Center	West Des Moines, IA	186,884	18,142	166,143	—	12,082	18,142	178,225	196,367	31,970	2004			(e)
Knollwood Mall	St. Louis Park, MN	40,160	—	9,748	7,026	42,305	7,026	52,053	59,079	25,080		1978		(e)
Lakeside Mall	Sterling Heights, MI	181,548	35,860	369,639	—	5,266	35,860	374,905	410,765	45,581		2004		(e)
Lakeview Square	Battle Creek, MI	41,535	3,579	32,210	—	19,405	3,579	51,615	55,194	17,737		1996		(e)
Landmark Mall	Alexandria, VA	—	28,396	67,235	—	(41)	28,396	67,194	95,590	20,110		2003		(e)
Lansing Mall	Lansing, MI	24,511	6,978	62,800	4,518	46,835	11,496	109,635	121,131	35,251		1996		(e)
Lincolnshire Commons	Lincolnshire, IL	28,000	10,784	9,441	—	21,004	10,784	30,445	41,229	3,182	2006			(e)
Lockport Mall	Lockport, NY	—	800	10,000	—	4,228	800	14,228	15,028	8,469		1986		(e)
Lynnhaven Mall	Virginia Beach, VA	238,371	33,698	229,433	—	6,943	33,698	236,376	270,074	35,636		2003		(e)
Mall At Sierra Vista	Sierra Vista, AZ	23,556	3,652	20,450	—	4,132	3,652	24,582	28,234	4,191		2002		(e)
Mall of Louisiana	Baton Rouge, LA	246,559	28,649	275,102	(4,058)	66,165	24,591	341,267	365,858	36,551		2004		(e)
Mall of The Bluffs	Council Bluffs, IA	35,951	1,860	24,016	35	25,173	1,895	49,189	51,084	26,628	1985-1986			(e)
Mall St. Matthews	Louisville, KY	145,475	—	176,583	33,160	12,770	33,160	189,353	222,513	27,115		2004		(e)
Mall St. Vincent	Shreveport, LA	49,000	2,640	23,760	—	10,358	2,640	34,118	36,758	11,203		1998		(e)
Market Place Shopping Center	Champaign, IL	106,000	7,000	63,972	—	56,625	7,000	120,597	127,597	38,235		1997		(e)
Mayfair Mall	Wauwatosa, WI	274,932	14,707	224,847	—	39,498	14,707	264,345	279,052	65,931		2003		(e)
Meadows Mall	Las Vegas, NV	103,387	24,634	104,088	(3,259)	20,105	21,375	124,193	145,568	30,283		2003		(e)
Mondawmin Mall	Baltimore, MD	84,689	11,850	57,871	(2,182)	43,067	9,668	100,938	110,606	12,300		2004		(e)
North Plains Mall	Clovis, NM	10,656	2,722	15,048	—	3,423	2,722	18,471	21,193	3,487		2002		(e)

GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2008

					Costs Capitalized		Gross Amounts at Which						Life Upon Which
			Initial Cost (b)		Subsequent to Acquisition (c)		Carried at Close of Period (d)						Latest Income
				Buildings and		Buildings and		Buildings and		Accumulated	Date of	Date	Statement is
Name of Center	Location	Encumbrances (a)	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation (e)	Construction	Acquired	Computed
	(In thousands)

North Star Mall	San Antonio, TX	234,138	29,230	467,961	3,791	41,755	33,021	509,716	542,737	55,341		2004		(e)
North Temple Shops(g)	Salt Lake City, UT	—	168	468	—	4	168	472	640	77		2002		(e)
NorthTown Mall	Spokane, WA	114,976	22,407	125,033	—	6,564	22,407	131,597	154,004	22,709		2002		(e)
Northgate Mall	Chattanooga, TN	45,233	2,525	43,944	—	8,648	2,525	52,592	55,117	15,116		2003		(e)
Northridge Fashion Center	Northridge, CA	127,158	16,618	149,563	248	39,055	16,866	188,618	205,484	53,101		1998		(e)
Oak View Mall	Omaha, NE	84,000	12,056	113,042	—	6,158	12,056	119,200	131,256	26,539		2003		(e)
Oakwood Center	Gretna, LA	95,000	2,830	137,574	1,532	(7,357)	4,362	130,217	134,579	11,325		2004		(e)
Oakwood Mall	Eau Claire, WI	75,772	3,267	18,281	—	29,551	3,267	47,832	51,099	27,152	1985-1986			(e)
Oglethorpe Mall	Savannah, GA	142,223	16,036	92,978	—	8,779	16,036	101,757	117,793	27,063		2003		(e)
Orem Plaza Center Street	Orem, UT	2,487	1,069	2,974	—	2,389	1,069	5,363	6,432	617		2002		(e)
Orem Plaza State Street	Orem, UT	1,539	592	1,649	—	191	592	1,840	2,432	284		2002		(e)
Oviedo Marketplace	Orlando, FL	52,121	24,017	23,958	(2,045)	797	21,972	24,755	46,727	8,250		2004		(e)
Owings Mills Mall	Owing Mills, MD	57,323	27,534	173,005	(8,456)	(53,671)	19,078	119,334	138,412	18,360		2004		(e)
Oxmoor Center	Louisville, KY	60,786	—	131,434	—	10,606	—	142,040	142,040	15,437		2004		(e)
Paramus Park	Paramus, NJ	104,710	47,660	182,124	—	6,954	47,660	189,078	236,738	24,556		2004		(e)
Park City Center	Lancaster, PA	150,200	8,465	177,191	(276)	38,045	8,189	215,236	223,425	50,028		2003		(e)
Park Place	Tucson, AZ	177,527	4,996	44,993	(280)	115,049	4,716	160,042	164,758	44,392		1996		(e)
Park West	Peoria, AZ	—	16,526	77,548	1	—	16,527	77,548	94,075	2,374	2008	0		(e)
Peachtree Mall	Columbus, GA	90,113	22,052	67,679	—	5,759	22,052	73,438	95,490	12,940		2003		(e)
Pecanland Mall	Monroe, LA	58,435	10,101	68,329	297	17,559	10,398	85,888	96,286	15,264		2002		(e)
Piedmont Mall	Danville, VA	34,065	2,000	38,000	—	10,917	2,000	48,917	50,917	17,623		1995		(e)
Pierre Bossier Mall	Bossier City, LA	40,382	4,367	35,353	—	10,518	4,367	45,871	50,238	13,406		1998		(e)
Pine Ridge Mall	Pocatello, ID	26,564	4,905	27,349	—	6,816	4,905	34,165	39,070	6,207		2002		(e)
Pioneer Place	Portland, OR	157,455	10,805	209,965	—	6,831	10,805	216,796	227,601	32,640		2004		(e)
Plaza 800	Sparks, NV	—	—	5,430	—	682	—	6,112	6,112	820		2002		(e)
Plaza 9400	Sandy, UT	—	—	9,114	—	173	—	9,287	9,287	1,519		2002		(e)
Prince Kuhio Plaza	Hilo, HI	38,060	9	42,710	—	2,017	9	44,727	44,736	11,418		2002		(e)
Providence Place	Providence, RI	415,787	—	502,809	—	10,670	—	513,479	513,479	66,409		2004		(e)
Provo Towne Centre	Provo, UT	57,568	13,486	74,587	—	1,842	13,486	76,429	89,915	13,733		2002		(e)
Red Cliffs Mall	St. George, UT	25,247	1,880	26,561	—	13,953	1,880	40,514	42,394	5,708		2002		(e)
Red Cliffs Plaza	St. George, UT	—	—	2,366	—	370	—	2,736	2,736	467		2002		(e)
Regency Square Mall	Jacksonville, FL	94,578	16,498	148,478	1,386	21,953	17,884	170,431	188,315	44,903		1998		(e)
Ridgedale Center	Minnetonka, MN	179,287	10,710	272,607	—	17,998	10,710	290,605	301,315	34,256		2004		(e)
Rio West Mall	Gallup, NM	—	—	19,500	—	7,442	—	26,942	26,942	14,507		1986		(e)
River Falls Mall	Clarksville, IN	—	3,178	54,610	3,703	86,582	6,881	141,192	148,073	43,987	1989-1990			(e)
River Hills Mall	Mankato, MN	80,000	3,714	29,014	993	45,139	4,707	74,153	78,860	29,275	1990-1991			(e)
River Pointe Plaza	West Jordan, UT	3,852	1,302	3,623	—	559	1,302	4,182	5,484	640		2002		(e)
Riverlands Shopping Center	LaPlace, LA	—	500	4,500	601	5,596	1,101	10,096	11,197	2,205		1998		(e)
Riverside Plaza	Provo, UT	5,512	2,475	6,890	—	2,270	2,475	9,160	11,635	1,578		2002		(e)
Rivertown Crossings	Grandville, MI	118,576	10,973	97,142	(3,747)	50,289	7,226	147,431	154,657	44,884	1998-1999			(e)
Riverwalk Marketplace	New Orleans, LA	—	—	94,513	—	(4,266)	—	90,247	90,247	9,052		2004		(e)
Rogue Valley Mall	Medford, OR	26,481	21,913	36,392	(95)	5,723	21,818	42,115	63,933	7,855		2003		(e)

GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2008

					Costs Capitalized		Gross Amounts at Which						Life Upon Which
			Initial Cost (b)		Subsequent to Acquisition (c)		Carried at Close of Period (d)						Latest Income
				Buildings and		Buildings and		Buildings and		Accumulated	Date of	Date	Statement is
Name of Center	Location	Encumbrances (a)	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation (e)	Construction	Acquired	Computed
	(In thousands)

Saint Louis Galleria	St. Louis, MO	238,845	36,774	184,645	(545)	25,807	36,229	210,452	246,681	30,317		2003		(e)
Salem Center	Salem, OR	41,728	6,966	38,976	—	2,038	6,966	41,014	47,980	7,136		2002		(e)
Sikes Senter	Wichita Falls, TX	61,732	12,759	50,567	—	1,718	12,759	52,285	65,044	8,830		2003		(e)
Silver Lake Mall	Coeur d’Alene, ID	18,228	4,448	24,801	—	1,503	4,448	26,304	30,752	4,439		2002		(e)
Sooner Mall	Norman, OK	60,000	2,700	24,300	(119)	20,487	2,581	44,787	47,368	15,231		1996		(e)
South Street Seaport	New York, NY	—	—	10,872	—	(239)	—	10,633	10,633	6,756		2004		(e)
Southlake Mall	Morrow, GA	100,000	6,700	60,407	(85)	14,544	6,615	74,951	81,566	23,459		1997		(e)
Southland Center	Taylor, MI	109,446	7,690	99,376	—	9,782	7,690	109,158	116,848	18,216		2004		(e)
Southland Mall	Hayward, CA	81,788	13,921	75,126	200	16,539	14,121	91,665	105,786	14,571		2002		(e)
Southshore Mall	Aberdeen, WA	—	650	15,350	—	1,747	650	17,097	17,747	12,507		1986		(e)
Southwest Plaza	Littleton, CO	96,187	9,000	103,984	602	40,918	9,602	144,902	154,504	37,385		1998		(e)
Spokane Valley Mall	Spokane, WA	54,568	11,455	67,046	—	1,763	11,455	68,809	80,264	11,617		2002		(e)
Spokane Valley Plaza	Spokane, WA	—	3,558	10,150	—	79	3,558	10,229	13,787	1,647		2002		(e)
Spring Hill Mall	West Dundee, IL	68,088	12,400	111,644	—	22,589	12,400	134,233	146,633	35,843		1998		(e)
Staten Island Mall	Staten Island, NY	286,189	222,710	339,102	—	10,954	222,710	350,056	572,766	45,542		2004		(e)
Stonestown Galleria	San Francisco, CA	273,000	67,000	246,272	—	9,636	67,000	255,908	322,908	28,608		1998		(e)
The Boulevard Mall	Las Vegas, NV	108,444	16,490	148,413	(1,135)	13,976	15,355	162,389	177,744	43,272		1998		(e)
The Crossroads	Portage, MI	40,044	6,800	61,200	—	23,109	6,800	84,309	91,109	20,865		1999		(e)
The Gallery At Harborplace	Baltimore, MD	99,878	17,912	174,410	—	6,437	17,912	180,847	198,759	23,514		2004		(e)
The Grand Canal Shoppes	Las Vegas, NV	396,343	—	766,232	—	15,015	—	781,247	781,247	94,576		2004		(e)
The Maine Mall	South Portland, ME	217,613	41,374	238,457	(79)	14,173	41,295	252,630	293,925	32,964		2003		(e)
The Mall In Columbia	Columbia, MD	400,000	34,650	522,363	—	20,159	34,650	542,522	577,172	65,784		2004		(e)
The Pines	Pine Bluff, AR	—	1,489	17,627	(242)	17,270	1,247	34,897	36,144	20,411	1985-1986			(e)
The Shoppes at the Palazzo	Las Vegas, Nevada	250,000	—	470,167	—	—	—	470,167	470,167	11,111	0	2008		(e)
The Shops At Fallen Timbers	Maumee, OH	42,401	3,677	77,825	842	30,676	4,519	108,501	113,020	4,707	2007			(e)
The Shops At La Cantera	San Antonio, TX	171,832	10,966	205,222	892	38,267	11,858	243,489	255,347	22,235	2005			(e)
The Streets At SoutHPoint	Durham, NC	241,891	16,070	406,266	—	7,543	16,070	413,809	429,879	49,288		2004		(e)
The Village Of Cross Keys	Baltimore, MD	137	18,070	57,285	—	872	18,070	58,157	76,227	5,419		2004		(e)
Three Rivers Mall	Kelso, WA	21,627	4,312	23,019	—	3,210	4,312	26,229	30,541	4,406		2002		(e)
Town East Mall	Mesquite, TX	106,044	7,711	149,258	—	21,500	7,711	170,758	178,469	33,704		2004		(e)
Tucson Mall	Tucson, AZ	118,725	—	181,424	6,406	32,232	6,406	213,656	220,062	38,337		2001		(e)
Twin Falls Crossing	Twin Falls, ID	—	275	769	—	—	275	769	1,044	124		2002		(e)
University Crossing	Orem, UT	11,454	3,420	9,526	—	1,234	3,420	10,760	14,180	1,667		2002		(e)
Valley Hills Mall	Hickory, NC	57,234	3,444	31,025	2,212	45,094	5,656	76,119	81,775	23,307		1997		(e)
Valley Plaza Mall	Bakersfield, CA	96,032	12,685	114,166	—	23,381	12,685	137,547	150,232	35,857		1998		(e)
Visalia Mall	Visalia, CA	42,074	11,052	58,172	(15)	6,750	11,037	64,922	75,959	11,151		2002		(e)
Ward Centers	Honolulu, HI	216,124	164,007	89,321	1,337	123,497	165,344	212,818	378,162	24,880		2002		(e)
West Valley Mall	Tracy, CA	57,112	9,295	47,789	1,591	36,338	10,886	84,127	95,013	29,885	1995			(e)
Westlake Center	Seattle, WA	73,671	12,971	117,003	4,669	7,029	17,640	124,032	141,672	23,207		2004		(e)
Westwood Mall	Jackson, MI	24,117	2,658	23,924	913	5,983	3,571	29,907	33,478	10,934		1996		(e)
White Marsh Mall	Baltimore, MD	187,000	24,760	239,688	—	15,915	24,760	255,603	280,363	33,656		2004		(e)

GENERAL GROWTH PROPERTIES, INC.
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2008

					Costs Capitalized		Gross Amounts at Which						Life Upon Which
			Initial Cost (b)		Subsequent to Acquisition (c)		Carried at Close of Period (d)						Latest Income
				Buildings and		Buildings and		Buildings and		Accumulated	Date of	Date	Statement is
Name of Center	Location	Encumbrances (a)	Land	Improvements	Land	Improvements	Land	Improvements	Total	Depreciation (e)	Construction	Acquired	Computed
	(In thousands)

White Mountain Mall	Rock Springs, WY	10,656	1,363	7,611	—	7,957	1,363	15,568	16,931	4,030		2002		(e)
Willowbrook	Wayne, NJ	166,854	28,810	444,762	30	3,397	28,840	448,159	476,999	45,940		2004		(e)
Woodbridge Center	Woodbridge, NJ	209,380	50,737	420,703	—	6,794	50,737	427,497	478,234	53,544		2004		(e)
Woodlands Village	Flagstaff, AZ	7,042	2,689	7,484	—	278	2,689	7,762	10,451	1,232		2002		(e)
Yellowstone Square	Idaho Falls, ID	—	1,057	2,943	—	147	1,057	3,090	4,147	508		2002		(e)

Total GGPI		15,597,363	2,833,560	17,251,138	82,428	3,164,576	2,915,988	20,415,714	23,331,702	3,708,197
Bay City Mall	Bay City, MI	23,816	2,867	31,529	—	86	2,867	31,615	34,482	6,712		2007		(e)
Brass Mill Center	Waterbury, CT	100,021	19,455	151,989	—	713	19,455	152,702	172,157	23,673		2007		(e)
Brass Mill Commons	Waterbury, CT	21,392	4,993	27,170	(1)	—	4,992	27,170	32,162	4,545		2007		(e)
Chula Vista Center	Chula Vista, CA	40,800	15,085	81,697	—	1,320	15,085	83,017	98,102	11,584		2007		(e)
Columbiana Centre	Columbia, SC	105,441	14,731	125,830	—	855	14,731	126,685	141,416	16,566		2007		(e)
Deerbrook Mall	Humble, TX	74,225	17,015	137,480	—	4,441	17,015	141,921	158,936	18,352		2007		(e)
Lakeland Square	Lakeland, FL	54,621	14,492	82,428	—	458	14,492	82,886	97,378	12,451		2007		(e)
Moreno Valley Mall	Moreno Valley, CA	87,202	10,045	77,088	—	4,871	10,045	81,959	92,004	11,020		2007		(e)
Newgate Mall	Ogden, UT	40,956	7,686	59,688	—	1,815	7,686	61,503	69,189	5,303		2007		(e)
Newpark Mall	Newark, CA	70,004	15,278	136,773	—	258	15,278	137,031	152,309	23,508		2007		(e)
North Point Mall	Alpharetta, GA	216,109	32,733	258,996	—	7,315	32,733	266,311	299,044	34,581		2007		(e)
Pembroke Lakes Mall	Pembroke Pines, FL	129,258	41,980	230,513	—	3,872	41,980	234,385	276,365	25,346		2007		(e)
Steeplegate Mall	Concord, NH	78,216	7,258	72,616	—	118	7,258	72,734	79,992	12,615		2007		(e)
The Parks at Arlington	Arlington, TX	176,000	27,101	279,987	1	10,723	27,102	290,710	317,812	34,470		2007		(e)
The Shoppes at Buckland	Manchester, CT	163,650	24,319	196,291	—	(85)	24,319	196,206	220,525	23,215		2007		(e)
The Woodlands Mall	The Woodlands, TX	240,256	17,776	294,229	1	8,517	17,777	302,746	320,523	34,422		2007		(e)
Tysons Galleria	McLean, VA	254,318	22,874	220,782	—	1,744	22,874	222,526	245,400	22,823		2007		(e)
Vista Ridge Mall	Lewisville, TX	81,942	14,614	130,520	(1)	(223)	14,613	130,297	144,910	34,197		2007		(e)
Washington Park Mall	Bartlesville, OK	11,924	2,072	15,431	1	(5)	2,073	15,426	17,499	3,496		2007		(e)
West Oaks Mall	Ocoee, FL	69,472	18,677	91,899	—	(661)	18,677	91,238	109,915	14,816		2007		(e)
Purchase accounting related adjustments	Chicago, IL	—	(70)	5,400	70	(5,400)	—	—	—	—

Total Homart I(f)		2,039,623	330,981	2,708,336	71	40,732	331,052	2,749,068	3,080,120	373,695
Other, including corporate and developments in progress		7,127,103	265,539	491,036	77,353	772,787	342,892	1,263,823	1,606,715	158,049

Total Retail and Other		24,764,089	3,430,080	20,450,510	159,852	3,978,095	3,589,932	24,428,605	28,018,537	4,239,941

Master Planned Communities Bridgeland	Houston, TX	24,226	257,222	—	140,468	1,045	397,690	1,045	398,735	268		2004		(e)
Columbia	Howard County, MD	—	321,118	—	(153,533)	57	167,585	57	167,642	3		2004		(e)
Fairwood	Prince George’s County, MD	—	136,434	—	(71,325)	27	65,109	27	65,136	5		2004		(e)
Summerlin	Summerlin, NV	54,518	990,179	—	96,349	31	1,086,528	31	1,086,559	4		2004		(e)
Natick-Nouvelle at Natick (Dev)	Natick, MA	—	—	—	124,927	4	124,927	4	124,931	1
Other		10,480	—	—	2,102	7	2,102	7	2,109	—

Total Master Planned Communities		89,224	1,704,953	—	138,988	1,171	1,843,941	1,171	1,845,112	281

Total		$24,853,313	$5,135,033	$20,450,510	$298,840	$3,979,266	$5,433,873	$24,429,776	$29,863,649	$4,240,222

GENERAL GROWTH PROPERTIES, INC.

NOTES TO SCHEDULE III

(a)	See description of mortgages, notes and other debt payable in Note 6 of Notes to Consolidated Financial Statements.

(b)	Initial cost for constructed malls is cost at end of first complete calendar year subsequent to opening.

(c)	For retail and other properties, costs capitalized subsequent to acquisitions is net of cost of disposals or other property write-downs. For Master Planned Communities, costs capitalized subsequent to acquisitions are net of land sales.

(d)	The aggregate cost of land, buildings and improvements for federal income tax purposes is approximately $18.1 billion.

(e)	Depreciation is computed based upon the following estimated lives:

Years

Buildings, improvements and carrying costs	40-45
Equipment, tenant improvements and fixtures	5-10

(f)	Initial cost for individual properties acquired in the Homart I acquisition represents historical cost at December 31, 2007 including purchase accounting adjustments recorded during 2008.

(g)	The property was sold on February 4, 2009.

Reconciliation of Real Estate

	2008	2007	2006
	(In thousands)

Balance at beginning of year	$28,591,756	$24,661,601	$23,583,536
Acquisitions	503,096	3,152,350	234,624
Change in Master Planned Communities land	204,569	(16,466)	4,775
Additions	641,757	866,353	855,529
Dispositions and write-offs	(77,529)	(72,082)	(16,863)

Balance at end of year	$29,863,649	$28,591,756	$24,661,601

Reconciliation of Accumulated Depreciation

	2008	2007		2006
	(In thousands)

Balance at beginning of year	$3,605,199	$2,766,871		$2,104,956
Depreciation expense	712,552	635,873		663,523
Acquisitions	—	274,537	(h)	—
Dispositions and write-offs	(77,529)	(72,082)		(1,608)

Balance at end of year	$4,240,222	$3,605,199		$2,766,871

(h)	Accumulated depreciation of our original 50% interest in the properties acquired in the Homart I acquisition at July 6, 2007 (date of acquisition). Such properties were unconsolidated prior to the date of acquisition.

EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of General Growth Properties, Inc. filed with the Delaware Secretary of State on February 10, 2006 (previously filed as Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
3.2	Second Amended and Restated Bylaws of General Growth Properties, Inc. (previously filed as Exhibit 3(ii).1 to the Current Report on Form 8-K dated November 18, 2008 which was filed with the SEC on November 21, 2008).
3.3	Certificate of Designations, Preferences and Rights of Increasing Rate Cumulative Preferred Stock, Series I filed with the Delaware Secretary of State on February 26, 2007 (previously filed as Exhibit 3.3 to the Annual Report on Form 10-K for the year ended December 31, 2006, which was previously filed with the SEC on March 1, 2007).
4.1	Form of Common Stock Certificate (previously filed as Exhibit 4.1 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
4.2	Rights Agreement dated July 27, 1993, between General Growth Properties, Inc. and certain other parties named therein (previously filed as Exhibit 4.2 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
4.3	Amendment to Rights Agreement dated as of February 1, 2000, between General Growth Properties, Inc. and certain other parties named therein (previously filed as Exhibit 10.11 to the Annual Report on Form 10-K for the year ended December 31, 2003 which was filed with the SEC on March 12, 2004).
4.4	Redemption Rights Agreement dated July 13, 1995, by and among GGP Limited Partnership (the “Operating Partnership”), General Growth Properties, Inc. and the persons listed on the signature pages thereof (previously filed as Exhibit 4.4 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
4.5	Redemption Rights Agreement dated December 6, 1996, among the Operating Partnership, Forbes/Cohen Properties, Lakeview Square Associates, and Jackson Properties (previously filed as Exhibit 4.5 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
4.6	Redemption Rights Agreement dated June 19, 1997, among the Operating Partnership, General Growth Properties, Inc., and CA Southlake Investors, Ltd. (previously filed as Exhibit 4.6 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
4.7	Redemption Rights Agreement dated October 23, 1997, among General Growth Properties, Inc., the Operating Partnership and Peter Leibowits (previously filed as Exhibit 4.7 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
4.8	Redemption Rights Agreement dated April 2, 1998, among the Operating Partnership, General Growth Properties, Inc. and Southwest Properties Venture (previously filed as Exhibit 4.8 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
4.9	Redemption Rights Agreement dated July 21, 1998, among the Operating Partnership, General Growth Properties, Inc., Nashland Associates, and HRE Altamonte, Inc. (previously filed as Exhibit 4.9 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
4.10	Redemption Rights Agreement dated October 21, 1998, among the Operating Partnership, General Growth Properties, Inc. and the persons on the signature pages thereof (previously filed as Exhibit 4.10 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
4.11	Redemption Rights Agreement (Common Units) dated July 10, 2002, by and among the Operating Partnership, General Growth Properties, Inc. and the persons listed on the signature pages thereof (previously filed as Exhibit 4.11 to the Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).
4.12	Redemption Rights Agreement (Series B Preferred Units) dated July 10, 2002, by and among the Operating Partnership, General Growth Properties, Inc. and the persons listed on the signature pages thereof (previously filed as Exhibit 4.12 to the Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).

4.13	Redemption Rights Agreement (Common Units) dated November 27, 2002, by and among the Operating Partnership, General Growth Properties, Inc. and JSG, LLC (filed herewith).
4.14	Redemption Rights Agreement dated December 11, 2003, by and among the Operating Partnership, General Growth Properties, Inc. and Everitt Enterprises, Inc. (previously filed as Exhibit 10.44 to the Annual Report on Form 10-K for the year ended December 31, 2003 which was filed with the SEC on March 12, 2004).
4.15	Redemption Rights Agreement dated March 5, 2004, by and among the Operating Partnership, General Growth Properties, Inc. and Koury Corporation (previously filed as Exhibit 4.15 to the Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).
4.16	Registration Rights Agreement dated April 15, 1993, between General Growth Properties, Inc., Martin Bucksbaum, Matthew Bucksbaum and the other parties named therein (previously filed as Exhibit 4.16 to the Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).
4.17	Amendment to Registration Rights Agreement dated February 1, 2000, among General Growth Properties, Inc. and certain other parties named therein (previously filed as Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2003 which was filed with the SEC on March 12, 2004).
4.18	Registration Rights Agreement dated April 17, 2002, between General Growth Properties, Inc. and GSEP 2002 Realty Corp (previously filed as Exhibit 4.18 to the Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).
4.19	Rights Agreement dated November 18, 1998, between General Growth Properties, Inc. and Norwest Bank Minnesota, N.A., as Rights Agent (including the Form of Certificate of Designation of Series A Junior Participating Preferred Stock attached thereto as Exhibit A, the Form of Right Certificate attached thereto as Exhibit B and the Summary of Rights to Purchase Preferred Shares attached thereto as Exhibit C) (previously filed as Exhibit 4.19 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
4.20	First Amendment to Rights Agreement dated as of November 10, 1999, between General Growth Properties, Inc. and Norwest Bank Minnesota, N.A. (previously filed as Exhibit 4.20 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
4.21	Second Amendment to Rights Agreement dated as of December 31, 2001, between General Growth Properties, Inc. and Mellon Investor Services, LLC, successor to Norwest Bank Minnesota, N.A. (previously filed as Exhibit 4.13 to the Registration Statement on Form S-3 (No. 333-82134) dated February 4, 2002 which was filed with the SEC on February 5, 2002).
4.22	Third Amendment to Rights Agreement dated as of November 18, 2008, between General Growth Properties, Inc. and BNY Mellon Shareholder Services (previously filed as Exhibit 4.1 to the Current Report on Form 8-K dated November 18, 2008 which was filed with the SEC on November 21, 2008).
4.23	Letter Agreement concerning Rights Agreement dated November 10, 1999, between the Operating Partnership and NYSCRF (previously filed as Exhibit 4.22 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
4.24	The Rouse Company and The First National Bank of Chicago (Trustee) Indenture dated as of February 24, 1995 (previously filed as Exhibit 4.23 to the Annual Report on Form 10-K for the year ended December 31, 2004 which was filed with the SEC on March 22, 2005).
4.25	The Rouse Company LP, TRC Co-Issuer, Inc. and LaSalle Bank National Association (Trustee) Indenture dated May 5, 2006 (previously filed as Exhibit 4.24 to the Annual Report on Form 10-K for the year ended December 31, 2006 which was filed with the SEC on March 1, 2007).
4.26	Second Amended and Restated Credit Agreement dated as of February 24, 2006 among General Growth Properties, Inc., Operating Partnership and GGPLP L.L.C., as Borrowers; the several lenders from time to time parties thereto; Banc of America Securities LLC, Eurohypo AG, New York Branch (“Eurohypo”) and Wachovia Capital Markets, LLC, as Arrangers; Eurohypo, as Administrative Agent; Bank of America, N.A., and Wachovia Bank, National Association, as Syndication Agents; and Lehman Commercial Paper, Inc., as Documentation Agent (previously filed as Exhibit 4.1 to the Current Report on Form 8-K dated February 24, 2006 which was filed with the SEC on March 2, 2006).

4.27	Indenture, dated as of April 16, 2007, between the Operating Partnership and LaSalle Bank National Association (previously filed as Exhibit 4.1 to the Current Report on Form 8-K dated April 16, 2007 which was filed with the SEC on April 19, 2007).
10.1	Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated April 1, 1998 (the “LP Agreement”) (previously filed as Exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
10.2	First Amendment to the LP Agreement dated as of June 10, 1998 (filed herewith).
10.3	Second Amendment to the LP Agreement dated as of June 29, 1998 (filed herewith).
10.4	Third Amendment to the LP Agreement dated as of February 15, 2002 (previously filed as Exhibit 10.4 to the Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).
10.5	Amendment to the LP Agreement dated as of April 24, 2002 (previously filed as Exhibit 10.5 to the Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).
10.6	Fourth Amendment to the LP Agreement dated as of July 10, 2002 (previously filed as Exhibit 10.6 to the Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).
10.7	Amendment to the LP Agreement dated as of November 27, 2002 (filed herewith).
10.8	Sixth Amendment to the LP Agreement and Exhibit A to the Amendment dated as of November 20, 2003 (previously filed as Exhibit 10.8 to the Annual Report on Form 10-K for the year ended December 31, 2003 which was filed with the SEC on March 12, 2004).
10.9	Amendment to the LP Agreement and Exhibit A to the Amendment dated as of December 11, 2003 (previously filed as an Exhibit 10.9 to the Annual Report on Form 10-K for the year ended December 31, 2003 which was filed with the SEC on March 12, 2004)
10.10	Amendment to the LP Agreement dated March 5, 2004 (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2004 which was filed with the SEC on May 7, 2004).
10.11	Amendment to the LP Agreement dated November 12, 2004 (previously filed as Exhibit 10.3 to the Current Report on Form 8-K/A dated November 12, 2004 which was filed with the SEC on November 18, 2004).
10.12	Amendment to the LP Agreement dated September 30, 2006 (previously filed as Exhibit 10.12 to the Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the SEC on March 1, 2007).
10.13	Twelfth Amendment to the LP Agreement dated December 31, 2006 (previously filed as Exhibit 10.13 to the Annual Report on Form 10-K for the year ended December 31, 2006, which was filed with the SEC on March 1, 2007).
10.14	Second Amended and Restated Operating Agreement of GGPLP L.L.C. dated April 17, 2002 (the “LLC Agreement”) (previously filed as Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).
10.15	First Amendment to the LLC Agreement dated April 23, 2002 (previously filed as Exhibit 10.15 to the Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).
10.16	Second Amendment to the LLC Agreement dated May 13, 2002 (previously filed as Exhibit 10.16 to the Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008)
10.17	Third Amendment to the LLC Agreement dated October 30, 2002 (filed herewith).
10.18	Fourth Amendment to the LLC Agreement dated April 7, 2003 (filed herewith).
10.19	Fifth Amendment to the LLC Agreement dated April 11, 2003 (filed herewith).
10.20	Sixth Amendment to the LLC Agreement dated November 12, 2004 (previously filed as Exhibit 10.2 to the Current Report on Form 8-K/A dated November 12, 2004 which was filed with the SEC on November 18, 2004).

10.21		Operating Agreement dated November 10, 1999, between the Operating Partnership, NYSCRF, and GGP/Homart II L.L.C. (previously filed as Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
10.22		Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated November 22, 2002 (previously filed as Exhibit 10.21 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
10.23		Letter Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated January 31, 2003 (previously filed as Exhibit 10.22 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
10.24		Second Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated January 31, 2003 (previously filed as Exhibit 10.23 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
10.25		Third Amendment to the Operating Agreement of GGP/Homart II L.L.C. dated February 8, 2008 (previously filed as Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).
10.26		Amended and Restated Operating Agreement of GGP-TRS L.L.C. dated August 26, 2002, between the Operating Partnership, Teachers’ Retirement System of the State of Illinois and GGP-TRS L.L.C. (previously filed as Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
10.27		First Amendment to Amended and Restated Operating Agreement of GGP-TRS L.L.C. dated December 19, 2002 (previously filed as Exhibit 10.25 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
10.28		Second Amendment to Amended and Restated Operating Agreement of GGP-TRS L.L.C. dated November 1, 2005 (previously filed as Exhibit 10.26 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006)
10	.29*	Summary of Non-Employee Director Compensation Program (filed herewith).
10.30		Contingent Stock Agreement, effective January 1, 1996, by The Rouse Company and in favor of and for the benefit of the Holders and the Representatives (as defined therein) (previously filed as Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).
10.31		Assumption Agreement dated October 19, 2004 by General Growth Properties, Inc. and The Rouse Company in favor of and for the benefit of the Holders and the Representatives (as defined therein) (previously filed as Exhibit 99.2 to the Registration Statement on Form S-3/A (No. 333-120373) which was filed with the SEC on December 23, 2004).
10.32		Indemnity Agreement dated as of February 2006 by the Company and The Rouse Company, LP. (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2006 which was filed with the SEC on May 10, 2006).
10	.33*	General Growth Properties, Inc. 1998 Incentive Stock Plan, as amended (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 which was filed with the SEC on August 8, 2005)
10	.34*	Amendment dated November 8, 2006 and effective January 1, 2007 to General Growth Properties, Inc. 1998 Incentive Stock Plan (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 which was filed with the SEC on November 8, 2006).
10	.35*	Form of Option Agreement pursuant to 1998 Incentive Stock Plan (previously filed as Exhibit 10.47 to the Annual Report on Form 10-K for the year ended December 31, 2004 which was filed with the SEC on March 22, 2005).
10	.36*	General Growth Properties, Inc. Second Amended and Restated 2003 Incentive Stock Plan, effective December 18, 2008 (filed herewith).
10	.37*	Form of Option Agreement pursuant to 2003 Incentive Stock Plan (previously filed as Exhibit 10.48 to the Annual Report on Form 10-K for the year ended December 31, 2004 which was filed with the SEC on March 22, 2005).

10	.38*	Form of Employee Restricted Stock Agreement pursuant to the 2003 Incentive Stock Plan (previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 which was filed with the SEC on August 9, 2006).
10	.39*	Form of Non-Employee Director Restricted Stock Agreement pursuant to the 2003 Incentive Stock Plan (previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 which was filed with the SEC on August 9, 2006).
10	.40*	Form of Restricted Stock Agreement pursuant to the General Growth Properties, Inc. 2003 Incentive Stock Plan, as amended (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 which was filed with the SEC on May 8, 2008).
10	.41*	Employment Agreement dated as of November 2, 2008 by and among General Growth Properties, Inc., GGP Limited Partnership and Adam S. Metz (previously filed as Exhibit 10.1 to the Current Report on Form 8-K dated November 2, 2008 which was filed with the SEC on November 4, 2008).
10	.42*	Employment Agreement dated as of November 2, 2008 by and among General Growth Properties, Inc., GGP Limited Partnership and Thomas H. Nolan, Jr. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K dated November 2, 2008 which was filed with the SEC on November 4, 2008).
10	.43*	Non-Qualified Stock Option Agreement dated as of November 3, 2008 by and between General Growth Properties, Inc. and Adam S. Metz (previously filed as Exhibit 10.3 to the Current Report on Form 8-K dated November 2, 2008 which was filed with the SEC on November 4, 2008).
10	.44*	Non-Qualified Option Agreement dated as of November 3, 2008 by and between General Growth Properties, Inc. and Thomas H. Nolan, Jr. (previously filed as Exhibit 10.4 to the Current Report on Form 8-K dated November 2, 2008 which was filed with the SEC on November 4, 2008).
10.45		Loan Agreement dated as of July 11, 2008, among the borrowers named therein; the lenders from time to time party thereto; Eurohypo, as Administrative Agent; Wachovia Capital Markets LLC, Eurohypo and ING Real Estate Finance (USA) LLC (“ING”), as Joint Lead Arrangers and Book Managers; the Documentation Agents, as defined therein; and Wachovia Bank, National Association and ING, as Co-Syndication Agents (previously filed as Exhibit 10.1 to the Current Report on Form 8-K dated July 11, 2008 which was filed with the SEC on July 18, 2008)
10.46		Forbearance and Waiver Agreement by and among General Growth Properties, Inc. and certain additional parties thereto, entered into on December 16, 2008 and dated as of December 15, 2008 (previously filed as Exhibit 10.1 to the Current Report on Form 8-K dated December 16, 2008 which was filed with the SEC on December 22, 2008).
21		List of Subsidiaries (filed herewith).
23.1		Consent of Deloitte & Touche LLP (filed herewith).
23.2		Consent of KPMG LLP (filed herewith)
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1		Financial Statements of TRCLP, a wholly owned subsidiary of GGPLP (filed herewith).

(*)	A compensatory plan or arrangement required to be filed.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of December 31, 2008. The registrant agrees to furnish a copy of such agreements to the Commission upon request.