Form 10-Q
period 2009-03-31
GENERAL GROWTH PROPERTIES INC
filed 2009-05-08
CIK 895648

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2009
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      ☑Yes      ☐ No
Indicate by check mark whether the Registrant has submitted electronically and posted on its corporate website, if any, every interactive data file required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐ No ☐.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐ Yes      ☑ No
The number of shares of Common Stock, $.01 par value, outstanding on May 5, 2009 was 313,765,799.

GENERAL GROWTH PROPERTIES, INC.
INDEX

Part I FINANCIAL INFORMATION
Item 1: Consolidated Financial Statements (Unaudited)
GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2009	2008
	(Dollars in thousands)
Assets:
Investment in real estate:
Land	$3,359,714	$3,354,480
Buildings and equipment	23,361,227	23,609,132
Less accumulated depreciation	(4,388,406)	(4,240,222)
Developments in progress	1,004,869	1,076,675

Net property and equipment	23,337,404	23,800,065
Investment in and loans to/from Unconsolidated Real Estate Affiliates	1,864,353	1,869,929
Investment property and property held for development and sale	1,774,681	1,823,362

Net investment in real estate	26,976,438	27,493,356
Cash and cash equivalents	195,745	168,993
Accounts and notes receivable, net	385,982	385,334
Goodwill	230,901	340,291
Deferred expenses, net	325,333	333,901
Prepaid expenses and other assets	789,013	835,455

Total assets	$28,903,412	$29,557,330

Liabilities and Equity:
Mortgages, notes and loans payable	$24,702,810	$24,756,577
Investment in and loans to/from Unconsolidated Real Estate Affiliates	31,922	32,294
Deferred tax liabilities	867,866	868,978
Accounts payable and accrued expenses	1,347,854	1,539,149

Total liabilities	26,950,452	27,196,998

Redeemable noncontrolling interests:
Preferred	120,756	120,756
Common	41,049	379,169

Total redeemable noncontrolling interests	161,805	499,925

Commitments and Contingencies	—	—

Preferred Stock: $100 par value; 5,000,000 shares authorized; none issued and outstanding	—	—

Equity:
Common stock: $.01 par value; 875,000,000 shares authorized, 313,765,893 shares issued as of March 31, 2009 and 270,353,677 shares issued as of December 31, 2008	3,138	2,704
Additional paid-in capital	3,790,786	3,454,903
Retained earnings (accumulated deficit)	(1,884,668)	(1,488,586)
Accumulated other comprehensive loss	(65,243)	(56,128)
Less common stock in treasury, at cost, 1,449,939 shares as of March 31, 2009 and December 31, 2008	(76,752)	(76,752)

Total stockholders’ equity	1,767,261	1,836,141
Noncontrolling interests in consolidated real estate affiliates	23,894	24,266

Total equity	1,791,155	1,860,407

Total liabilities and equity	$28,903,412	$29,557,330

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
	(Dollars in thousands,
	except for per share amounts)
Revenues:
Minimum rents	$499,107	$524,942
Tenant recoveries	233,019	231,632
Overage rents	10,025	13,518
Land sales	8,986	9,066
Management and other fees	19,198	20,239
Other	18,305	30,925

Total revenues	788,640	830,322

Expenses:
Real estate taxes	71,558	68,649
Repairs and maintenance	55,356	62,100
Marketing	7,576	12,276
Other property operating costs	103,701	111,520
Land sales operations	10,614	9,921
Provision for doubtful accounts	10,332	2,709
Property management and other costs	43,408	52,138
General and administrative	45,825	8,098
Provisions for impairment	331,093	372
Depreciation and amortization	204,615	184,259

Total expenses	884,078	512,042

Operating (loss) income	(95,438)	318,280

Interest income	730	557
Interest expense	(328,489)	(325,692)

Loss before income taxes, noncontrolling interests and equity in income of Unconsolidated Real Estate Affiliates	(423,197)	(6,855)
Benefit from (provision for) income taxes	11,514	(9,392)
Equity in income of Unconsolidated Real Estate Affiliates	7,538	23,828

(Loss) income from continuing operations	(404,145)	7,581
Discontinued operations — loss on dispositions	(55)	—

Net (loss) income	(404,200)	7,581
Allocation to noncontrolling interests	8,118	(4,221)

Net (loss) income attributable to common stockholders	$(396,082)	$3,360

Basic and Diluted (Loss) Earnings Per Share:
Continuing operations	$(1.27)	$0.01
Discontinued operations	—	—

Total basic and diluted (loss) earnings per share	$(1.27)	$0.01

Dividends declared per share	—	0.50

Comprehensive Income, Net:
Net (loss) income	$(404,200)	$7,581
Other comprehensive income:
Net unrealized gains (losses) on financial instruments	2,109	(1,687)
Accrued pension adjustment	101	(341)
Foreign currency translation	(2,282)	(2,020)
Unrealized gains (losses) on available-for-sale securities	21	(128)

Other comprehensive loss	(51)	(4,176)
Comprehensive loss allocated to noncontrolling interests	1	729
Adjustment for noncontrolling interests	(9,065)	460

Comprehensive (loss) income, net attributable to common stockholders	$(413,315)	$4,594

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF EQUITY

			Retained	Accumulated		Noncontrolling
		Additional	Earnings	Other		Interests in
	Common	Paid-In	(Accumulated	Comprehensive	Treasury	Consolidated Real	Total
	Stock	Capital	Deficit)	Income (Loss)	Stock	Estate Affiliates	Equity
	(Dollars in thousands)
Balance, December 31, 2007	$2,457	$2,601,296	$(1,087,080)	$35,658	$(95,635)	$—	$1,456,696
Cumulative effect of change in accounting principles		(1,756,689)	(14,312)			7,457	(1,763,544)

Adjusted balance January 1, 2008	2,457	844,607	(1,101,392)	35,658	(95,635)	7,457	(306,848)
Net income			3,360			606	3,966
Cash distributions declared ($.50 per share)			(121,949)				(121,949)
Contributions to (distributions from) noncontrolling interests in Consolidated Real Estate Affiliates						2,808	2,808
Conversion of operating partnership units to common stock (18,495 common shares)		706					706
Issuance of common stock (20,327,210 common shares and 50 treasury shares)	203	731,350			3		731,556
Shares issued pursuant to CSA (356,661 treasury shares)		(914)	(2,432)		18,880		15,534
Restricted stock grant, net of compensation expense (351,232 common shares)	4	840					844
Other comprehensive loss				(2,987)			(2,987)
Adjustment for noncontrolling interest in operating partnership		(102,565)					(102,565)
Adjust noncontrolling interest in OP Units to fair value per SFAS 160		248,239					248,239

Adjusted Balance, March 31, 2008	$2,664	$1,722,263	$(1,222,413)	$32,671	$(76,752)	$10,871	$469,304

Balance, December 31, 2008 (as previously reported)	$2,704	$3,337,657	$(1,452,733)	$(56,128)	$(76,752)	$—	$1,754,748
Adjustments		117,246	(35,853)			24,266	105,659

Adjusted balance, January 1, 2009	2,704	3,454,903	(1,488,586)	(56,128)	(76,752)	24,266	1,860,407
Net loss			(396,082)			659	(395,423)
Contributions to (distributions from) noncontrolling interests in Consolidated Real Estate Affiliates						(1,031)	(1,031)
Conversion of operating partnership units to common stock (43,408,053 common shares)	434	324,054					324,488
Issuance of common stock (69 common shares)	1	42					43
Restricted stock grant forfeitures, net of compensation expense (65 common shares forfeited)	(1)	204					203
Other comprehensive loss				(9,115)			(9,115)
Adjustment for noncontrolling interest in operating partnership		11,583					11,583

Balance, March 31, 2009	$3,138	$3,790,786	$(1,884,668)	$(65,243)	$(76,752)	$23,894	$1,791,155

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended
	March 31,
	2009	2008
	(In thousands)
Cash Flows from Operating Activities:
Net (loss) income	$(404,200)	$7,581
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in income of Unconsolidated Real Estate Affiliates	(7,538)	(23,828)
Provision for doubtful accounts	10,332	2,709
Distributions received from Unconsolidated Real Estate Affiliates	10,711	9,777
Depreciation	190,622	172,302
Amortization	13,993	11,957
Amortization of deferred finance costs and debt market rate adjustments	18,069	4,566
Non-cash interest expense on Exchangeable Senior Notes	6,692	6,298
Non-cash interest expense resulting from termination of interest rate swaps	(8,614)	—
Provisions for impairment	331,093	372
Participation expense pursuant to Contingent Stock Agreement	(177)	91
Land/residential development and acquisitions expenditures	(17,251)	(53,613)
Cost of land sales	2,716	1,082
Straight-line rent amortization	(8,636)	(11,942)
Amortization of intangibles other than in-place leases	1,479	(3,462)
Glendale Matter deposit	67,054	—
Net changes:
Accounts and notes receivable	(2,345)	20,659
Prepaid expenses and other assets	(8,592)	(10,329)
Deferred expenses	(11,865)	(14,634)
Accounts payable and accrued expenses and deferred tax liabilities	(11,846)	29,418
Other, net	(12,160)	(10,038)

Net cash provided by operating activities	159,537	138,966

Cash Flows from Investing Activities:
Acquisition/development of real estate and property additions/improvements	(79,596)	(553,029)
Proceeds from sales of investment properties	6,393	17,166
Increase in investments in Unconsolidated Real Estate Affiliates	(21,209)	(33,947)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	24,799	11,089
Loans from (to) Unconsolidated Real Estate Affiliates, net	(6,621)	64,385
Decrease in restricted cash	3,147	9,723
Other, net	(752)	2,226

Net cash used in investing activities	(73,839)	(482,387)

Cash Flows from Financing Activities:
Proceeds from issuance of mortgages, notes and loans payable	—	1,010,000
Principal payments on mortgages, notes and loans payable	(57,996)	(1,176,336)
Deferred financing costs	(741)	(6,798)
Cash distributions paid to common stockholders	—	(121,950)
Cash distributions paid to holders of Common Units	(112)	(26,016)
Cash distributions paid to holders of perpetual and convertible preferred units	—	(2,903)
Proceeds from issuance of common stock, including from common stock plans	43	821,630
Other, net	(140)	2,722

Net cash (used in) provided by financing activities	(58,946)	500,349

Net change in cash and cash equivalents	26,752	156,928
Cash and cash equivalents at beginning of period	168,993	99,534

Cash and cash equivalents at end of period	$195,745	$256,462

Supplemental Disclosure of Cash Flow Information:
Interest paid	$263,934	$307,762
Interest capitalized	15,497	16,320
Income taxes paid	6,485	21,594

Non-Cash Transactions:
Common stock issued in exchange for Operating Partnership Units	$324,488	$706
Common stock issued pursuant to Contingent Stock Agreement	—	15,534
Change in accrued capital expenditures included in accounts payable and accrued expenses	(42,778)	46,221
Change in accrued purchase price of The Shoppes at The Palazzo	(120,216)	200,288
The accompanying notes are an integral part of these consolidated financial statements.

Notes to Consolidated Financial Statements
GENERAL GROWTH PROPERTIES, INC.
NOTE 1 ORGANIZATION
Readers of this Quarterly Report should refer to the Company’s (as defined below) audited Consolidated Financial Statements for the year ended December 31, 2008 which are included in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2008 (Commission File No. 1-11656), as certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been omitted from this report. Capitalized terms used, but not defined, in this Quarterly Report have the same meanings as in our Annual Report.
General
General Growth Properties, Inc. (“GGP”), a Delaware corporation, is a self-administered and self-managed real estate investment trust, referred to as a “REIT” which, as described in “Liquidity” below, filed for bankruptcy protection under Chapter 11 of Title 11 of the United States Code (“Chapter 11”) in the Southern District of New York (the “Bankruptcy Court”) on April 16, 2009. GGP was organized in 1986 and through its subsidiaries and affiliates owns, operates, manages and develops retail and other rental properties, primarily shopping centers, which are located primarily throughout the United States. GGP also holds assets through its international Unconsolidated Real Estate Affiliates in Brazil, Turkey and Costa Rica in which GGP has a net investment of $159.5 million at March 31, 2009 and $166.7 million at December 31, 2008. Additionally, GGP develops and sells land for residential, commercial and other uses primarily in large-scale, long-term master planned community projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas, as well as one residential condominium project located in Natick (Boston), Massachusetts. Substantially all of our business is conducted by our operating partnership, GGP Limited Partnership (“GGPLP” or the “Operating Partnership”), in which, at March 31, 2009, GGP holds approximately a 98% ownership interest. In these notes, the terms “we,” “us” and “our” refer to GGP and its subsidiaries (the “Company”).
In this report, we refer to our ownership interests in majority-owned or controlled properties as “Consolidated Properties,” to joint ventures in which we own a noncontrolling interest as “Unconsolidated Real Estate Affiliates” and the properties owned by such joint ventures as the “Unconsolidated Properties.” Our “Company Portfolio” includes both our Consolidated Properties and our Unconsolidated Properties.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of GGP, our subsidiaries and joint ventures in which we have a controlling interest. For consolidated joint ventures, the noncontrolling partner’s share of operations (generally computed as the joint venture partner’s ownership percentage) is included in Noncontrolling Interests in Consolidated Real Estate Affiliates as permanent equity of the Company. All significant intercompany balances and transactions have been eliminated.
In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results for the interim periods ended March 31, 2009 are not necessarily indicative of the results to be obtained for the full fiscal year.
Liquidity
As of March 31, 2009, we had $195.7 million of cash on hand, we had $2.01 billion in past due debt, and an additional $4.09 billion of debt that could be accelerated by our lenders. As we were unable to reach an out-of-court consensus with our lenders concerning such past due and potentially accelerated debt, on April 16, 2009 (the “Petition Date”), the Company, the Operating Partnership and certain of the Company’s domestic subsidiaries filed voluntary petitions for relief under Chapter 11 in the Bankruptcy Court. On April 22, 2009, certain additional domestic subsidiaries (collectively with the subsidiaries filing on April 16, 2009, the Company and the Operating Partnership, the “Debtors”) of the Company also filed voluntary petitions for relief in the Bankruptcy Court (collectively, the “Chapter 11 Cases”) which the Bankruptcy Court has ruled may be jointly administered. However, neither GGMI, certain of our wholly-owned subsidiaries, nor any of our joint ventures, either consolidated or unconsolidated, have sought such protection.
Collectively, the Debtors own and operate approximately 166 regional shopping centers and the Debtors intend to work with their constituencies to emerge from bankruptcy as quickly as possible while executing on a plan of reorganization that extends mortgage maturities, reduces corporate debt and overall leverage and that preserves

GENERAL GROWTH PROPERTIES, INC.
GGP’s integrated, national business operations. Pursuant to Chapter 11, a debtor is afforded certain protection against its creditors and creditors are prohibited from taking certain actions (such as pursuing collection efforts or proceeding to foreclose on secured obligations) related to debts that were owed prior to the commencement of the Chapter 11 Cases.
The Debtors are currently operating as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the orders of the Bankruptcy Court. On April 17, 2009, the Bankruptcy Court granted a variety of “first day” motions that will allow the Company, on an interim basis, to continue to operate its business in the ordinary course without interruption, and covering, among other things, employee obligations, critical service providers, tax matters, insurance matters, tenant obligations, cash management and cash collateral. The Debtors have retained, subject to Bankruptcy Court approval, legal and financial professionals to advise the Debtors on the bankruptcy proceedings and certain other “ordinary course” professionals. From time to time, the Debtors may seek Bankruptcy Court approval for the retention of additional professionals. A hearing on a number of these matters will take place on May 8, 2009.
The following is a list of loans with past due maturity dates, as of May 7, 2009, where collection and foreclosure proceedings have been stayed by the Chapter 11 petitions:

	Original or Extended	Amount Due
Loan/Property	Maturity Date	As of March 31, 2009*
		(In thousands)
Short-term Secured Loan	2/01/09	$220,500
Oakwood Center	2/09/09	94,821
Chico Mall	2/11/09	57,203
Fashion Show	2/12/09	648,219
The Shoppes at The Palazzo	2/12/09	249,623
Deerbrook	3/02/09	73,964
Jordan Creek	3/02/09	185,950
Southland	3/02/09	81,477
TRCLP Unsecured Bonds	3/16/09	395,000
Prince Kuhio	4/01/09	37,826
JP Realty Secured Notes	4/09/09	33,196
Town East	4/13/09	105,391
TRCLP Unsecured Bonds	4/30/09	200,000
The Grand Canal Shoppes	5/01/09	394,366

		$2,777,536

*	Includes principal payments through March 31, 2009.
In addition to the debt defaults discussed above, the commencement of the Chapter 11 Cases triggered defaults on substantially all debt obligations of the Debtors. However, under section 362 of Chapter 11, the filing of a bankruptcy petition automatically stays most actions against the debtor’s estate. Absent an order of the Court, these prepetition liabilities are subject to settlement under a plan of reorganization.
With respect to certain of these loans, short-term extension or forebearance agreements were obtained, all of which have expired. For example, the aggregate of $900 million mortgage loans secured by our Fashion Show and The Shoppes at The Palazzo shopping centers (the “Fashion Show/Palazzo Loans”) matured on November 28, 2008. As we were unable to extend, repay or refinance these loans, on December 16, 2008, we entered into forbearance and waiver agreements with respect to the Fashion Show/Palazzo loan agreements, which expired on February 12, 2009. As a result of the non-payment of the Fashion Show/Palazzo Loans, the maturity date of each of the 2006 Credit Facility ($2.58 billion) and the Secured Portfolio Facility ($1.51 billion) could be accelerated by our lenders. Accordingly, we entered into forbearance agreements in December 2008 relating to each of the 2006 Credit Facility and Secured Portfolio Facility. Each of these forbearance agreements expired on March 15, 2009.
Certain groups of unsecured bonds issued by TRCLP matured on March 16, 2009 ($395.0 million), and April 30, 2009 ($200.0 million). Failure to pay these bonds at maturity constituted a default under these and other unsecured bonds issued by TRCLP having an aggregate outstanding balance of $2.25 billion as of March 31, 2009. In March 2009, we undertook a consent solicitation of the bondholders for the entire $2.25 billion of TRCLP bonds, seeking their consent to forebear from exercising their remedies with respect to certain payment

GENERAL GROWTH PROPERTIES, INC.
and other defaults under the bonds through December 31, 2009. Although a significant number of consents were obtained, the desired thresholds were not obtained and the legal entities obligated by such bonds were included in our Chapter 11 Cases.
In addition to our mortgage and other debt, current liabilities and liens, we are subject to certain executory contracts. The Debtors, subject to the approval of the Bankruptcy Court, may assume or reject these contracts. Although we are considering the rejection of certain of such contracts, (except for our operating property tenant leases), none have been rejected as of this time. Claims may result if an executory contract is rejected, however, no such potential claims have been recorded or reflected at this time.
As described above, we have received legal protection from our creditors pursuant to the Chapter 11 Cases. This protection is limited in duration and we will be proceeding to negotiate a reorganization plan, subject to the approval of the Bankruptcy Court, with our lenders, other creditors, and other stakeholders. There can be no assurance that such negotiations will yield sufficient reductions or deferrals of our current and future debt maturities to allow us to continue operations. Professional service costs with respect to the Chapter 11 Cases and our examination of financial and strategic alternatives have been expensed and are included as general and administrative expense in our consolidated financial statements. In periods subsequent to our bankruptcy filing, such costs will be separately reported as restructuring costs.
Our potential inability to address our past due and future debt maturities raises substantial doubts as to our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, our consolidated financial statements do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should we be unable to continue as a going concern.
Reclassifications and Adoption of New Accounting Pronouncements
Certain amounts in the 2008 Consolidated Financial Statements have been reclassified to conform to the current period presentation. In addition, as of January 1, 2009 we adopted the following two accounting pronouncements that required retrospective application, in which all periods presented reflect the necessary changes.
As of January 1, 2009, we adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement)” (“FSP 14-1”) which required us to separately account for the liability and equity components of our Exchangeable Senior Notes (Note 4) in a manner that reflects the nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The impact of the required retrospective application of FSP 14-1 on our consolidated financial statements is that the Exchangeable Senior Notes have been reflected as originally being issued at a discount, with such discount being reflected in subsequent periods as a non-cash increase in interest expense. Below is a summary of the effects of the retrospective application of FSP 14-1 on the consolidated financial statements and the Exchangeable Senior Notes, see Note 4 for more disclosures regarding the maturity date and conversion price for the Exchangeable Senior Notes.

	As Previously Reported	Impact of	Current Presentation
	December 31, 2008	FSP 14-1	December 31, 2008
Balance Sheet	(In thousands)
Mortgages, notes and loans payable	$24,853,313	$(96,736)	$24,756,577

	As Previously Reported	Impact of	Current Presentation
	March 31, 2008	FSP 14-1	March 31, 2008
Income Statement	(In thousands)
Interest expense	$319,394	$6,298	$325,692
Allocation to noncontrolling interests	5,321	(1,100)	4,221
Net income attributable to common stockholders	8,558	(5,198)	3,360

Basic and Diluted Earnings Per Share	$0.03	$(0.02)	$0.01

GENERAL GROWTH PROPERTIES, INC.

	March 31, 2009	December 31, 2008
	(In thousands)
Balance Sheet:
Principal amount of liability	$1,550,000	$1,550,000
Unamortized discount	(90,044)	(96,736)

Carrying amount of liability component	$1,459,956	$1,453,264

Carrying amount of equity component	$139,882	$139,882

	For the Three Months	For the Three Months
	Ended March 31, 2009	Ended March 31, 2008
	(In thousands)
Income Statement:
Coupon interest	$15,423	$15,423
Discount amortization — FSP14-1 implementation	6,692	6,298

Total interest	$22,115	$21,721

Effective interest rate	5.71%	5.61%

As of January 1, 2009, we adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”) which changed the reporting for minority interests in our consolidated joint ventures by re-characterizing them as noncontrolling interests and re-classifying such minority interests as a component of permanent equity in our Consolidated Balance Sheets. The minority interests related to our common and preferred operating partnership units have been re-characterized as redeemable noncontrolling interests and will remain as temporary equity at a mezzanine level per EITF Topic No. D-98, “Classification and Measurement of Redeemable Securities” (“Topic D-98”), in our Consolidated Balance Sheets presented at the greater of the carrying amount adjusted for the noncontrolling interest’s share of the allocation of income or loss (and its share of other comprehensive income or loss) and dividends or the fair value as of each measurement date subsequent to the measurement date. Changes in fair value from period to period are charged to Additional paid-in capital on our Consolidated Balance Sheets. SFAS 160 also changed the presentation of the income allocated to minority interests by re-characterizing it as allocations to noncontrolling interests and re-classifying such income as an adjustment to net income to arrive at net income attributable to common stockholders.
Noncontrolling Interests
The holders of the Common Units share equally with our common stockholders on a per share basis in any distributions by the Operating Partnership on the basis that one Common Unit is equivalent to one share of GGP common stock. Under certain circumstances, the Common Units (other than Common Units held by the parties to the Rights Agreement dated July 27, 1993, as described below) can be redeemed at the option of the holders for cash or, at our election, shares of GGP common stock on a one-for-one basis. Upon receipt of a request for redemption by a holder of such Common Units, the Company, as general partner of the Operating Partnership, has the option to pay the redemption price for such Common Units with shares of common stock of the Company (subject to certain conditions), or in cash, on a one-for-one basis with a cash redemption price equivalent to the market price of one share of common stock of the Company at the time of redemption. Parties to the Rights Agreement dated July 27, 1993 have the right to redeem the Common Units covered by such agreement for shares of GGP Common Stock on a one-for-one basis until they and certain affiliates own 25% of the outstanding shares of GGP Common Stock, at which point such parties have the right to require the Company to purchase any additional Common Units subject to the agreement for shares of GGP Common Stock or cash, at the Company’s election and subject to certain limitations. All prior requests for redemption of Common Units have been fulfilled with shares of the Company’s common stock. Notwithstanding this historical practice, the aggregate amount of cash that would have been paid to the holders of the outstanding Common Units as of March 31, 2009 if such holders had requested redemption of the Common Units as of March 31, 2009, and all such Common Units were redeemed (or purchased in the case of the Rights Agreement) for cash, would have been $5.2 million. We may not have the liquidity or requisite Bankruptcy Court approvals necessary to redeem Common Units for cash. As of March 31, 2009, the redeemable noncontrolling interests

GENERAL GROWTH PROPERTIES, INC.
are presented in our Consolidated Balance Sheets at carrying value because the carrying value of the units was greater than the conversion value of the units based on the stock price at March 31, 2009. The following table reflects the activity of the redeemable noncontrolling interests for the three months ended March 31, 2009 and 2008.

(In thousands)
Balance at December 31, 2007 (as adjusted)	$2,358,901
Net income	3,615
Distributions	(28,808)
Conversion of operating partnership units into common shares	(706)
Other comprehensive loss	(1,189)
Adjustment for noncontrolling interests in operating partnership	102,565
Adjust redeemable noncontrolling interests to fair value per SFAS 160	(248,239)

Balance at March 31, 2008	$2,186,139

Balance at December 31, 2008 (as adjusted)	$499,925
Net loss	(8,777)
Distributions	(2,336)
Conversion of operating partnership units into common shares	(324,488)
Other comprehensive income	9,064
Adjustment for noncontrolling interests in operating partnership	(11,583)

Balance at March 31, 2009	$161,805

On January 2, 2009, MB Capital Units LLC, pursuant to the Rights Agreement, converted 42,350,000 Common Units (approximately 13% of all outstanding Common Units, including those owned by GGP) held in the Company’s Operating Partnership into 42,350,000 shares of GGP common stock.
The Operating Partnership has also issued Convertible Preferred Units, which are convertible, with certain restrictions, at any time by the holder into Common Units of the Operating Partnership at the following rates (subject to adjustment):

Number of
Common Units
for each
Preferred Unit
Series B	3.000
Series D	1.508
Series E	1.298
Impairment
Operating properties and properties under development
Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets,” (“SFAS 144”) requires that if impairment indicators exist and the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment charge should be recorded to write down the carrying amount of such asset to its fair value. We review our real estate assets, including investment land, land held for development and sale and developments in progress, for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The cash flow estimates used both for estimating fair value and the recoverability analysis are inherently judgmental and reflect current and projected trends in rental, occupancy and capitalization rates, and our estimated holding periods for the applicable assets. Impairment indicators for our retail and other segment are assessed separately for each property and include, but are not limited to, significant decreases in real estate property net operating income and occupancy percentages. Impairment indicators for our Master Planned Communities segment are assessed separately for each community and include, but are not limited to, significant decreases in sales pace or average selling prices, significant increases in expected land development

GENERAL GROWTH PROPERTIES, INC.
and construction costs or cancellation rates, and projected losses on expected future sales. Impairment indicators for pre-development costs, which are typically costs incurred during the beginning stages of a potential development, and developments in progress are assessed by project and include, but are not limited to, significant changes in projected completion dates, revenues or cash flows, development costs, market factors and sustainability of development projects. If an indicator of potential impairment exists, the asset is tested for recoverability by comparing its carrying value to the estimated future undiscounted cash flow. Although the estimated value of certain assets may be exceeded by the carrying amount, a real estate asset is only considered to be impaired when its carrying value cannot be recovered through estimated future undiscounted cash flows. To the extent an impairment provision is necessary, the excess of the carrying value of the asset over its estimated fair value is expensed.
We recorded impairment charges of $81.1 million for the three months ended March 31, 2009 related to our River Falls Mall located in Clarksville, Indiana, which was calculated using a discounted cash flow analysis (at a 10.75% discount rate) incorporating available market information and other management assumptions including estimates of future cash flows based on a number of factors such as historical operating results, known trends and market and economic conditions. We recorded impairment charges of $40.3 million for the three months ended March 31, 2009 related to our Owings Mills Mall located in Owings Mills, Maryland, which was calculated using a discounted cash flow analysis (at a 9.25% discount rate) incorporating available market information and other management assumptions including estimates of future cash flows based on a number of factors such as historical operating results, known trends and market/economic conditions.
The continuing deterioration of the economy in general and our financial condition specifically has led to further tests for impairment indicators of prospective redevelopment and development projects. Accordingly, we recorded impairment charges of $16.6 million for the three months ended March 31, 2009 and $0.4 million for the three months ended March 31, 2008 related to the write down of various pre-development costs that were determined to be non-recoverable due to the related projects being terminated. In addition, for the three months ended March 31, 2009, we recognized impairment charges of $24.2 million for our development project in Allen, Texas, which was calculated using a projected sales price analysis related to an existing pending sales contract, and $6.7 million related to our development project in Redlands, California, which was calculated using a projected sales price analysis, incorporating available market information including comparable sales.
We recorded an impairment charge of $52.8 million for the three months ended March 31, 2009 related to our Fairwood master planned community, which was calculated using a projected sales price analysis related to an existing pending sales contract for a large bulk sale of lots anticipated to close in the third quarter of 2009.
All of these impairment charges are included in provisions for impairment in our consolidated financial statements.
No other impairments of our investment in real estate were recorded for the three months ended March 31, 2009 and 2008.
Investment in Unconsolidated Real Estate Affiliates
Per Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” a series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the Unconsolidated Real Estate Affiliates has occurred which is other-than-temporary. The investment in each of the Unconsolidated Real Estate Affiliates is evaluated for recoverability and valuation declines that are other than temporary periodically and as deemed necessary. Accordingly, in addition to the property-specific impairment analysis that we perform on the investment properties owned by such joint ventures (as part of our investment property impairment process described above), we also considered the ownership and distribution preferences and limitations and rights to sell and repurchase of our ownership interests. Based on such evaluations, no provisions for impairment of our investments in Unconsolidated Real Estate Affiliates were recorded for the three months ended March 31, 2009 and 2008.
Goodwill
The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill has been recognized and allocated to specific properties in our Retail and Other Segment since each individual rental property or each operating property is an operating segment and considered a reporting unit. Statement of Financial Accounting

GENERAL GROWTH PROPERTIES, INC.
Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), states that goodwill should be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. As of March 31, 2009, we performed an interim impairment test of goodwill as changes in current market and economic conditions during the first quarter of 2009 indicated an impairment of the asset might have occurred. We perform this test by first comparing the estimated fair value of each property with our book value of the property, including, if applicable, its allocated portion of aggregate goodwill. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions. If the book value of a property, including its goodwill, exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In this second step, if the implied fair value of goodwill is less than the book value of goodwill, an impairment charge is recorded. Based on our testing methodology, we recorded provisions for impairment related to the allocated goodwill of $109.4 million for the three months ended March 31, 2009. This impairment was primarily driven by the increases in capitalization rate assumptions in the first quarter 2009 and reduced estimates of NOI, primarily due to the continued downturn in the real estate market. No impairments of goodwill were recorded for the three months ended March 31, 2008.
General
We can provide no assurance that material impairment charges with respect to operating properties, Unconsolidated Real Estate Affiliates, construction in progress, property held for development and sale or goodwill will not occur in future periods. Our tests for impairment at March 31, 2009 were based on the most current information available to us. If the conditions mentioned above deteriorate, or if our plans regarding our assets change, particularly due to our Chapter 11 Cases, subsequent tests for impairment could result in additional impairment charges in the future. Furthermore, certain of our properties had fair values less than their carrying amounts. However, based on the Company’s plans with respect to those properties, we believe that the carrying amounts are recoverable and therefore, under applicable GAAP guidance, no additional impairments were taken. Accordingly, we will continue to monitor circumstances and events in future periods to determine whether additional impairments are warranted.
Fair Value Measurements
We adopted SFAS No. 157, “Fair Value Measurements” (“SFAS 157”) as of January 1, 2008 for our financial assets and liabilities and such adoption did not change our valuation methods for such assets and liabilities. This adoption applies primarily to our derivative financial instruments, which are assets and liabilities carried at fair value (primarily based on unobservable market data) on a recurring basis in our consolidated financial statements. We have investments in marketable securities that are immaterial to our consolidated financial statements. In addition, we adopted SFAS 157 as of January 1, 2009 for our non-financial assets and liabilities, which only impacted the assets measured at fair value due to impairments incurred since adoption.
The following table summarizes our liabilities that are measured at fair value on a recurring basis:

		Quoted Prices in	Significant
	Total Fair Value	Active Markets	Other	Significant
	Measurement	for Identical	Observable	Unobservable
	March 31, 2009	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)
	(In thousands)
Liabilities:
Interest Rate Swaps (1)	$14,580,834	$—	$—	$14,580,834
Interest Rate Caps (1)	2,406,039	—	—	2,406,039

	$16,986,873	$—	$—	$16,986,873

(1)	The Credit Valuation Adjustment (“CVA”) is one component in the overall valuation of derivative instruments. The CVA is calculated using credit spreads that are generally unobservable in the market place (Level 3 inputs). The CVA was deemed to be a significant component of the valuation, therefore the entire balance of the derivative is classified as Level 3.

GENERAL GROWTH PROPERTIES, INC.

	Using Significant Unobservable Inputs (Level 3)
	Interest Rate Swaps	Interest Rate Caps	Total
	(In thousands)
Balance at January 1, 2009	$27,714,675	$2,507,693	$30,222,368
Included in other comprehensive (loss) income	—	(101,654)	(101,654)
Included in earnings (1)	(13,133,841)	—	(13,133,841)

Balance at March 31, 2009	$14,580,834	$2,406,039	$16,986,873

(1)	See discussion of termination of interest rate swaps below under “Derivative Financial Instruments.”
The following table summarizes our assets that are measured at fair value on a nonrecurring basis:

		Quoted Prices in	Significant
	Total Fair Value	Active Markets	Other	Significant
	Measurement	for Identical	Observable	Unobservable	Total Gains
	March 31, 2009	Assets (Level 1)	Inputs (Level 2)	Inputs (Level 3)	(Losses)
	(In thousands)
Investments in real estate: (1)
Allen, TX development	$29,511	$—	$29,511	$—	$(24,166)
Fairwood MPC	12,629	—	12,629	—	(52,769)
Owings Mills Mall	38,068	—	—	38,068	(40,308)
Redlands, CA development	6,727	—	—	6,727	(6,747)
River Falls Mall	22,003	—	—	22,003	(81,114)

	$108,938	$—	$42,140	$66,798	$(205,104)

(1)	See discussion of unobservable inputs in the impairment analysis above under “Impairment”.
Derivative Financial Instruments
As of January 1, 2009, we adopted SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”) which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.
We use derivative financial instruments to reduce risk associated with movement in interest rates. We may choose or be required by lenders to reduce cash flow and earnings volatility associated with interest rate risk exposure on variable-rate borrowings and/or forecasted fixed-rate borrowings by entering into interest rate swaps or interest rate caps. We do not use derivative financial instruments for speculative purposes.
As of March 31, 2009, our interest rate swaps no longer qualify as highly effective and therefore no longer qualify for hedge accounting treatment as the Company made the decision not to pay future settlement payments under such swaps. As a result, all changes in fair value (accruals, net settlements, changes in value) for these non-designated/mark-to-market hedges are included in interest expense in our consolidated financial statements, which for the three months ended March 31, 2009 was a reduction in interest expense of $13.1 million. As the interest payments on the hedged debt remain probable, the net balance in the gain or loss in accumulated other comprehensive (loss) income of $(27.7) million that existed as of December 31, 2008 remains in accumulated other comprehensive (loss) income and is amortized to interest expense as the hedged forecasted transactions impact earnings or are deemed probable not to occur. The amortization of the accumulated other comprehensive (loss) income for the three months ended March 31, 2009 was $4.5 million of additional interest expense.
Under interest rate cap agreements, we make initial premium payments to the counterparties in exchange for the right to receive payments from them if interest rates exceed specified levels during the agreement period. Notional principal amounts are used to express the volume of these transactions, but the cash requirements and amounts subject to credit risk are substantially less. As of March 31, 2009, we had three outstanding interest rate cap derivatives that were designated as cash flow hedges of interest rate risk with a notional value $1.13 billion.
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

GENERAL GROWTH PROPERTIES, INC.
The interest rate cap derivative financial instruments are carried at fair value while changes in the fair value of the receivable or payable under interest rate cap agreements are accounted for as adjustments to interest expense on the related debt. We have not recognized any losses as a result of hedge discontinuance and the expense that we recognized related to changes in the time value of interest rate cap agreements were insignificant for 2009 and 2008.
Revenue Recognition and Related Matters
Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates and accretion related to above and below-market tenant leases on acquired properties. Termination income recognized was $7.4 million for the three months ended March 31, 2009 and $18.4 million for the three months ended March 31, 2008. Net accretion related to above and below-market tenant leases was $0.9 million for the three months ended March 31, 2009 and $5.9 for the three months ended March 31, 2008.
Straight-line rent receivables, which represent the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases, of $236.8 million as of March 31, 2009 and $228.1 million as of December 31, 2008, are included in Accounts and notes receivable, net in our consolidated financial statements.
Percentage rent in lieu of fixed minimum rent received from tenants was $11.4 million for the three months ended March 31, 2009 and $11.3 million for the three months ended March 31, 2008, and is included in Minimum rents in our consolidated financial statements.
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
The Glendale Matter
On December 19, 2008, the defendants (GGP and GGP/Homart II, LLC) agreed to terms of a settlement and mutual release agreement with respect to the Glendale Matter which released the defendants from all past, present and future claims in exchange for a settlement payment of $48.0 million, which was paid from the appellate bond cash collateral account in January 2009. Concurrently, GGP agreed with its joint venture partner in GGP/Homart II, LLC, New York State Common Retirement Fund (“NYSCRF”), that GGP would not be reimbursed for any portion of this payment, and we would reimburse $5.5 million of costs to NYSCRF in connection with the settlement. Accordingly, as of December 2008, the Company adjusted its liability for the Judgment Amount from $89.4 million to $48.0 million and reversed legal fees incurred by GGP/Homart II of $14.2 million that were previously recorded at 100% by GGP and post-judgment related interest expense of $7.0 million. The net impact of these items related to the settlement was a credit of $57.1 million reflected in litigation recovery in our Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2008. Also as a result of the settlement, the Company reflected its 50% share of legal costs that had previously been recorded at 100% as $7.1 million of additional expense reflected in Equity in income of Unconsolidated Real Estate Affiliates in our Consolidated Statements of Income and Comprehensive Income for the year ended December 31, 2008.

GENERAL GROWTH PROPERTIES, INC.
Earnings Per Share (“EPS”)
Information related to our EPS calculations is summarized as follows:

	Three Months Ended March 31,
	2009		2008
	Basic	Diluted	Basic	Diluted
		(In thousands)
Numerators:
(Loss) income from continuing operations	$(404,145)	(404,145)	$7,581	$7,581
Discontinued operations — loss on dispositions	(55)	(55)	—	—

Net (loss) income	(404,200)	(404,200)	7,581	7,581
Allocation to noncontrolling interests	8,118	8,118	(4,221)	(4,221)

Net (loss) income attributable to common stockholders	$(396,082)	$(396,082)	$3,360	$3,360

Denominators:
Weighted average number of common shares outstanding — basic	310,868	310,868	244,765	244,765
Effect of dilutive securities — stock options	—	—	—	153

Weighted average number of common shares outstanding — diluted	310,868	310,868	244,765	244,918

Diluted EPS excludes options where the exercise price was higher than the average market price of our common stock, and therefore would have an anti-dilutive effect, and options for which vesting requirements were not satisfied. Such options totaled 4,966,829 shares as of March 31, 2009, and 4,772,065 shares as of March 31, 2008. Outstanding Common Units have also been excluded from the diluted earnings per share calculation because including such Common Units would also require that the share of GGPLP income attributable to such Common Units be added back to net income therefore resulting in no effect on EPS. Finally, the affect of the exchange feature of the exchangeable senior notes that were issued in April 2007 (Note 4) are also excluded from EPS because the conditions for exchange were not satisfied as of March 31, 2009 and 2008.
Transactions With Affiliates
Management and other fees primarily represent management and leasing fees, development fees, financing fees and fees for other ancillary services performed for the benefit of certain of the Unconsolidated Real Estate Affiliates and for properties owned by third parties. Fees earned from the Unconsolidated Properties totaled $16.8 million for the three months ended March 31, 2009 and $19.9 million for the three months ended March 31, 2008. Such fees are recognized as revenue when earned.

GENERAL GROWTH PROPERTIES, INC.
NOTE 2 INTANGIBLES ASSETS AND LIABILITIES
The following table summarizes our intangible assets and liabilities:

		Accumulated
	Gross Asset	(Amortization)/	Net Carrying
	(Liability)	Accretion	Amount
	(In thousands)
As of March 31, 2009
Tenant leases:
In-place value	$622,840	$(375,650)	$247,190
Above-market	112,891	(67,025)	45,866
Below-market	(198,931)	116,471	(82,460)
Ground leases:
Above-market	(16,968)	2,069	(14,899)
Below-market	271,602	(25,518)	246,084
Real estate tax stabilization agreement	91,879	(17,329)	74,550

As of December 31, 2008
Tenant leases:
In-place value	$637,791	$(381,027)	$256,764
Above-market	117,239	(65,931)	51,308
Below-market	(199,406)	110,650	(88,756)
Ground leases:
Above-market	(16,968)	1,951	(15,017)
Below-market	271,602	(24,049)	247,553
Real estate tax stabilization agreement	91,879	(16,348)	75,531
The gross asset balances of the in-place value of tenant leases are included in Buildings and equipment in our Consolidated Balance Sheets. The above-market and below-market tenant and ground leases are included in Prepaid expenses and other assets and Accounts payable and accrued expenses (Note 7) in our consolidated financial statements.
Amortization/accretion of these intangible assets and liabilities, and similar assets and liabilities from our Unconsolidated Real Estate Affiliates at our share, decreased our income (excluding the impact of noncontrolling interests and the provision for income taxes) by $14.5 million for the three months ended March 31, 2009 and $17.7 million for the three months ended March 31, 2008.
Future amortization, including our share of such items from Unconsolidated Real Estate Affiliates, is estimated to decrease income (excluding the impact of noncontrolling interests and the provision for income taxes) by approximately $65.7 million in 2009, $58.1 million in 2010, $47.7 million in 2011, $38.9 million in 2012 and $31.7 million in 2013.
NOTE 3 UNCONSOLIDATED REAL ESTATE AFFILIATES
The Unconsolidated Real Estate Affiliates include our noncontrolling investments in real estate joint ventures. Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. We manage most of the properties owned by these joint ventures. As we have joint interest and control of these ventures with our venture partners and they have substantive participating rights in such ventures, we account for these joint ventures using the equity method. Some of the joint ventures have elected to be taxed as REITs.
In certain circumstances, we have debt obligations in excess of our pro rata share of the debt of our Unconsolidated Real Estate Affiliates (“Retained Debt”). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness of such Unconsolidated Real Estate Affiliates. The proceeds of the Retained Debt which are distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates. In the event that the Unconsolidated Real Estate Affiliates do not generate sufficient cash flow to pay debt service,

GENERAL GROWTH PROPERTIES, INC.
by agreement with our partners, our distributions may be reduced or we may be required to contribute funds in an amount equal to the debt service on Retained Debt. Such Retained Debt totaled $160.1 million as of March 31, 2009 and $160.8 million as of December 31, 2008, and has been reflected as a reduction in our investment in Unconsolidated Real Estate Affiliates. In certain other circumstances, the Company, in connection with the debt obligations of certain Unconsolidated Real Estate Affiliates, has agreed to provide supplemental guarantees or master-lease commitments to provide to the debt holders additional credit-enhancement or security. As of March 31, 2009, we did not expect to be required to perform pursuant to any of such supplemental credit-enhancement provisions for our Unconsolidated Real Estate Affiliates.
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

GENERAL GROWTH PROPERTIES, INC.
Condensed Combined Financial Information of Unconsolidated Real Estate Affiliates
Following is summarized financial information for our Unconsolidated Real Estate Affiliates as of March 31, 2009 and December 31, 2008 and for the three months ended March 31, 2009 and 2008.

	March 31,	December 31,
	2009	2008
	(In thousands)
Condensed Combined Balance Sheets — Unconsolidated Real Estate Affiliates
Assets:
Land	$867,121	$863,965
Buildings and equipment	7,630,463	7,558,344
Less accumulated depreciation	(1,580,746)	(1,524,121)
Developments in progress	527,916	549,719

Net property and equipment	7,444,754	7,447,907
Investment in unconsolidated joint ventures	261,834	241,786
Investment property and property held for development and sale	284,893	282,636

Net investment in real estate	7,991,481	7,972,329
Cash and cash equivalents	251,918	231,500
Accounts and notes receivable, net	151,009	163,749
Deferred expenses, net	172,996	173,213
Prepaid expenses and other assets	229,985	225,809

Total assets	$8,797,389	$8,766,600

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$6,468,809	$6,411,631
Accounts payable, accrued expenses and other liabilities	474,492	513,538
Owners’ equity	1,854,088	1,841,431

Total liabilities and owners’ equity	$8,797,389	$8,766,600

Investment In and Loans To/From Unconsolidated Real Estate Affiliates, Net:
Owners’ equity	$1,854,088	$1,841,431
Less joint venture partners’ equity	(926,200)	(915,690)
Capital or basis differences and loans	904,543	911,894

Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$1,832,431	$1,837,635

Reconciliation — Investment In and Loans To/From Unconsolidated Real Estate Affiliates:
Asset — Investment in and loans to/from Unconsolidated Real Estate Affiliates	$1,864,353	$1,869,929
Liability — Investment in and loans to/from Unconsolidated Real Estate Affiliates	(31,922)	(32,294)

Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$1,832,431	$1,837,635

GENERAL GROWTH PROPERTIES, INC.

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates
Revenues:
Minimum rents	$189,660	$186,127
Tenant recoveries	86,597	82,543
Overage rents	1,559	2,354
Land sales	9,716	44,034
Management and other fees	7,317	10,423
Other	23,165	26,215

Total revenues	318,014	351,696

Expenses:
Real estate taxes	27,077	23,998
Repairs and maintenance	18,522	19,820
Marketing	3,118	4,747
Other property operating costs	55,809	58,006
Land sales operations	10,097	26,400
Provision for doubtful accounts	2,592	615
Property management and other costs	18,775	20,237
General and administrative	7,860	6,180
Provisions for impairment	2,900	—
Depreciation and amortization	67,473	57,589

Total expenses	214,223	217,592

Operating income	103,791	134,104

Interest income	1,768	3,430
Interest expense	(84,645)	(84,573)
Provision for income taxes	(240)	(1,761)
Equity in income of unconsolidated joint ventures	7,773	6,391

Income from continuing operations	28,447	57,591
Discontinued operations, net of noncontrolling interests	—	—

Net income	28,447	57,591
Allocation to noncontrolling interests	(287)	75

Net income attributable to joint venture partners	$28,160	$57,666

Equity In Income (loss) of Unconsolidated Real Estate Affiliates:
Net income attributable to joint venture partners	$28,160	$57,666
Joint venture partners’ share of income	(15,063)	(29,945)
Amortization of capital or basis differences	(5,257)	(3,607)
Elimination of Unconsolidated Real Estate Affiliates loan interest	(302)	(286)

Equity in income of Unconsolidated Real Estate Affiliates	$7,538	$23,828

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

GENERAL GROWTH PROPERTIES, INC.

	GGP/Homart II
	March 31,	December 31,
	2009	2008
	(In thousands)
Assets:
Land	$239,481	$239,481
Buildings and equipment	2,786,757	2,761,838
Less accumulated depreciation	(502,944)	(482,683)
Developments in progress	57,792	85,676

Net investment in real estate	2,581,086	2,604,312
Cash and cash equivalents	40,398	42,836
Accounts and notes receivable, net	45,775	45,025
Deferred expenses, net	83,571	84,902
Prepaid expenses and other assets	17,584	27,411

Total assets	$2,768,414	$2,804,486

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$2,263,804	$2,269,989
Accounts payable, accrued expenses and other liabilities	67,349	80,803
Owners’ equity	437,261	453,694

Total liabilities and owners’ equity	$2,768,414	$2,804,486

	GGP/Homart II
	Three Months Ended March 31,
	2009	2008
	(In thousands)
Revenues:
Minimum rents	$61,625	$60,994
Tenant recoveries	28,800	27,497
Overage rents	521	313
Other	1,958	2,199

Total revenues	92,904	91,003

Expenses:
Real estate taxes	9,315	8,134
Repairs and maintenance	5,899	6,496
Marketing	1,166	1,516
Other property operating costs	9,820	11,265
Provision for doubtful accounts	736	(22)
Property management and other costs	5,763	5,583
General and administrative	125	1,659
Provisions for impairment	511	—
Depreciation and amortization	24,748	21,843

Total expenses	58,083	56,474

Operating income	34,821	34,529

Interest income	1,343	1,840
Interest expense	(30,258)	(30,948)
Provision for income taxes	(106)	(1,047)

Net income	5,800	4,374
Allocation to noncontrolling interests	2	(4)

Net income attributable to joint venture partners	$5,802	$4,370

GENERAL GROWTH PROPERTIES, INC.

	GGP/Teachers
	March 31,	December 31,
	2009	2008
	(In thousands)
Assets:
Land	$175,344	$177,740
Buildings and equipment	1,089,934	1,076,748
Less accumulated depreciation	(152,561)	(145,101)
Developments in progress	40,301	54,453

Net investment in real estate	1,153,018	1,163,840
Cash and cash equivalents	7,133	7,148
Accounts and notes receivable, net	16,600	16,675
Deferred expenses, net	22,268	20,011
Prepaid expenses and other assets	19,614	17,097

Total assets	$1,218,633	$1,224,771

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$1,018,387	$1,020,825
Accounts payable, accrued expenses and other liabilities	34,048	40,787
Owners’ equity	166,198	163,159

Total liabilities and owners’ equity	$1,218,633	$1,224,771

	GGP/Teachers
	Three Months Ended March 31,
	2009	2008
	(In thousands)
Revenues:
Minimum rents	$26,239	$29,079
Tenant recoveries	12,893	11,903
Overage rents	157	709
Other	493	508

Total revenues	39,782	42,199

Expenses:
Real estate taxes	3,661	2,544
Repairs and maintenance	2,674	2,765
Marketing	601	827
Other property operating costs	4,696	5,220
Provision for doubtful accounts	630	12
Property management and other costs	2,297	2,359
General and administrative	64	60
Depreciation and amortization	10,240	8,485

Total expenses	24,863	22,272

Operating income	14,919	19,927

Interest income	2	108
Interest expense	(13,644)	(13,849)
Provision for income taxes	(2)	(81)

Net income attributable to joint venture partners	$1,275	$6,105

GENERAL GROWTH PROPERTIES, INC.

	The Woodlands Partnership
	March 31,	December 31,
	2009	2008
	(In thousands)
Assets:
Land	$21,941	$16,573
Buildings and equipment	60,276	60,130
Less accumulated depreciation	(12,390)	(11,665)
Developments in progress	87,507	71,124
Investment property and property held for development and sale	284,893	282,636

Net investment in real estate	442,227	418,798
Cash and cash equivalents	19,015	45,710
Accounts and notes receivable, net	5,660	20,420
Deferred expenses, net	859	1,268
Prepaid expenses and other assets	94,690	93,538

Total assets	$562,451	$579,734

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$309,115	$318,930
Accounts payable, accrued expenses and other liabilities	71,167	74,067
Owners’ equity	182,169	186,737

Total liabilities and owners’ equity	$562,451	$579,734

	The Woodlands Partnership
	Three Months Ended March 31,
	2009	2008
	(In thousands)
Revenues:
Minimum rents	$1,312	$249
Land sales	9,716	44,034
Other	2,280	3,121

Total revenues	13,308	47,404

Expenses:
Real estate taxes	91	182
Repairs and maintenance	249	74
Other property operating costs	3,844	4,268
Land sales operations	10,097	26,400
Depreciation and amortization	725	728

Total expenses	15,006	31,652

Operating (loss) income	(1,698)	15,752

Interest income	210	195
Interest expense	(895)	(1,281)
Provision for income taxes	(84)	(334)

Net (loss) income attributable to joint venture partners	$(2,467)	$14,332

GENERAL GROWTH PROPERTIES, INC.
NOTE 4 MORTGAGES, NOTES AND LOANS PAYABLE
     Mortgages, notes and loans payable are summarized as follows:

	March 31,	December 31,
	2009	2008
	(In thousands)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$15,488,790	$15,538,825
Corporate and other unsecured term loans	3,704,719	3,701,615

Total fixed-rate debt	19,193,509	19,240,440

Variable-rate debt:
Collateralized mortgages, notes and loans payable	2,725,601	2,732,437
Corporate and other unsecured term loans	2,783,700	2,783,700

Total variable-rate debt	5,509,301	5,516,137

Total mortgages, notes and loans payable*	$24,702,810	$24,756,577

*	See Note 1 — Liquidity regarding the impact of 2009 and 2010 scheduled maturities.
The weighted-average interest rate (including the effects of interest rate swaps and excluding the effects of deferred finance costs) on our mortgages, notes and loans payable was 6.09% at March 31, 2009 and 5.36% at December 31, 2008. Our mortgages, notes and loans payable have various maturities through 2095. The weighted-average remaining term of our mortgages, notes and loans payable was 2.79 years as of March 31, 2009. The weighted average interest rate on the remaining corporate unsecured fixed and variable rate debt and the revolving credit facility was 5.35% at March 31, 2009 and 4.29% at December 31, 2008.
As of March 31, 2009, $25.16 billion of land, buildings and equipment and developments in progress (before accumulated depreciation) have been pledged as collateral for our mortgages, notes and loans payable. Although substantially all of the $24.70 billion of fixed and variable rate mortgage notes and loans payable are non-recourse to us, $2.52 billion of such mortgages, notes and loans payable are recourse to us due to guarantees or other security provisions for the benefit of the note holder. In addition, as of March 31, 2009 although certain mortgage loans contain other credit enhancement provisions (primarily master leases for all or a portion of the property), we did not expect to be required to perform with respect to such provisions. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.
As previously discussed, on April 16 and 22, 2009, the Debtors filed voluntary petitions for relief under Chapter 11, which triggered defaults on substantially all debt obligations of the Debtors, including the debt obligations described below. However, under section 362 of Chapter 11, the filing of a bankruptcy petition automatically stays most actions against the debtor’s estate. Absent an order of the Bankruptcy Court, these prepetition liabilities are subject to settlement under a plan of reorganization.
As discussed in the liquidity section of Note 1, we have been unable to repay or refinance certain debt as it has come due. Although we entered into certain forbearance and waiver agreements (described below) with certain of our lenders, all such agreements have expired at March 31, 2009 and we were in default under certain of our debt obligations at the time the Chapter 11 Cases commenced.
Fashion Show/Palazzo Loans
On December 16, 2008, the Company and certain of its subsidiaries, including Fashion Show Mall LLC and Phase II Mall Subsidiary LLC, entered into forbearance and waiver agreements with the lenders related to the loan agreements dated as of November 28, 2008, as amended, for the $900.0 million mortgage loans secured by the Company’s Fashion Show and The Shoppes at The Palazzo shopping centers located in Las Vegas, Nevada. The mortgage lenders agreed to waive non-payment of the mortgage loans until February 12, 2009. The forbearance and waiver agreements expired on February 12, 2009. As of May 7, 2009, we remain in default with respect to these loans.
Multi Property Mortgage Loans

GENERAL GROWTH PROPERTIES, INC.
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
Secured Portfolio Facility
In July 2008, certain of our subsidiaries entered into a loan agreement which provided for a secured term loan of up to $1.75 billion (“Secured Portfolio Facility”). As of December 31, 2008, we have received total advances of $1.51 billion under such facility that are collateralized by first mortgages on 24 properties and have no option for additional advances. The Secured Portfolio Facility has an initial term of three years with two one-year extension options, which are subject to certain conditions. The interest rate payable on advances under the Secured Portfolio Facility will be, at our option, (i) 1.25% plus the higher of (A) the federal funds rate plus 0.5% or (B) the prime rate, or (ii) LIBOR plus 2.25%. The Secured Portfolio Facility requires that the interest rate payable on a portion of the advances under the facility be hedged. As a result of these hedging requirements, we entered into interest rate swap transactions totaling $1.08 billion, which results in a weighted average fixed rate of 5.67% for the first two years of the initial term (without giving effect to the amortization of the fees and costs associated with the Secured Portfolio Facility). As of May 7, 2009, the interest rate swap agreements were either terminated or may be terminated due to our decision to stop making settlement payments under these agreement (see Note 1 for more discussion regarding the status of derivative financial instruments). We are subject to claims by the counterparties to these interest rate swap agreements for the value of the swap at the time of termination. Subject to certain conditions, interest under the Secured Portfolio Facility is payable monthly in arrears and no principal payments are due until, in certain circumstances, the initial maturity date of July 11, 2011. The Company and certain of its subsidiaries have agreed to provide a repayment guarantee of approximately $875.0 million at March 31, 2009. The proceeds from advances under the Secured Portfolio Facility have been used to repay debt maturing in 2008 and for general corporate purposes.
On December 18, 2008, the Company and certain of its subsidiaries and the administrative agent on behalf of the lenders’ parties entered into a forbearance and waiver agreement related to the Secured Portfolio Facility. On January 30, 2009, the forbearance and waiver agreement was amended and restated extending the agreement period to March 15, 2009. Pursuant and subject to the terms of the forbearance agreement, the lenders agreed to waive certain identified events of default under the credit agreement and forbear from exercising certain of the lenders’ default related rights and remedies with respect to such identified defaults until March 15, 2009. This forbearance agreement expired on March 15, 2009.
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
The Notes are exchangeable for GGP common stock or a combination of cash and common stock, at our option, upon the satisfaction of certain conditions, including conditions relating to the market price of our common stock, the trading price of the Notes, the occurrence of certain corporate events and transactions, a call for redemption of the Notes and any failure by us to maintain a listing of our common stock on a national securities

GENERAL GROWTH PROPERTIES, INC.
exchange. The exchange rate for each $1,000 principal amount of the Notes is 11.27 shares of GGP common stock, which is subject to adjustment under certain circumstances. See Note 1 for information regarding the impact on our comparative consolidated financial statements as the result of the retrospective application of FSP 14-1.
Collateralized Mortgages, Notes and Loans Payable
Collateralized mortgages, notes and loans payable consist primarily of non-recourse notes collateralized by individual properties and equipment. The fixed-rate collateralized mortgages, notes and loans payable bear interest ranging from 3.43% to 10.15%. The variable-rate collateralized mortgages, notes and loans payable bear interest at LIBOR (0.50% at March 31, 2009) plus between 100 and 125 basis points.
Corporate and Other Unsecured Term Loans
On February 24, 2006, we amended the 2004 Credit Facility, which was entered into to fund the TRC Merger, by entering into a Second Amended and Restated Credit Agreement (the “2006 Credit Facility”). The 2006 Credit Facility provides for a $2.85 billion term loan (the “Term Loan”) and a $650 million revolving credit facility. Although as of March 31, 2009, $1.99 billion of the Term Loan and $590.0 million of the revolving credit facility was outstanding, due to the various defaults under other debt agreements, no further amounts were available to be drawn.
Under the terms of the 2006 Credit Facility, we are subject to customary affirmative and negative covenants. If a default occurs, the lenders will have the option of declaring all outstanding amounts immediately due and payable. Events of default include a failure to maintain our REIT status under the Internal Revenue Code, a failure to remain listed on the New York Stock Exchange and such customary events as nonpayment of principal, interest, fees or other amounts, breach of representations and warranties, breach of covenant, cross-default to other indebtedness and certain bankruptcy events. On December 16, 2008, the Company and certain of its subsidiaries and the administrative agent on behalf of the 2006 Credit Facility lenders’ parties entered into a forbearance and waiver agreement dated as of December 15, 2008. On January 30, 2009 the forbearance and waiver agreement was amended and restated extending the agreement period to March 15, 2009. The forbearance agreement expired on March 15, 2009.
The 2006 Credit Facility has a four year term. The interest rate ranges from LIBOR plus 1.15% to LIBOR plus 1.5%, depending on our leverage ratio and assuming we maintain our election to have these loans designated as Eurodollar loans. The interest rate, as of March 31, 2009, was LIBOR plus 1.25%.
Concurrently with the 2006 Credit Facility transaction, we entered into a $1.40 billion term loan (the “Short Term Loan”) and TRCLP entered into a $500.0 million term loan (the “Bridge Loan”). The Short Term Loan was repaid in August 2006 as part of various refinancing transactions. The Bridge Loan was fully repaid in May 2006 with a portion of the proceeds obtained from the sale of $800.0 million of senior unsecured notes which were issued by TRCLP. These notes provide for semi-annual, interest-only payments at a rate of 6.75% and payment of the principal in full on May 1, 2013.
Also concurrently with the 2006 Credit Facility transaction, GGP Capital Trust I, a Delaware statutory trust (the “Trust”) and a wholly-owned subsidiary of GGPLP, completed a private placement of $200.0 million of trust preferred securities (“TRUPS”). The Trust also issued $6.2 million of Common Securities to GGPLP. The Trust used the proceeds from the sale of the TRUPS and Common Securities to purchase $206.2 million of floating rate Junior Subordinated Notes of GGPLP due 2036. The TRUPS require distributions equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date of original issuance. The TRUPS mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of the Junior Subordinated Notes. The Junior Subordinated Notes bear interest at LIBOR plus 1.45%. Though the Trust is a wholly-owned subsidiary of GGPLP, we are not the primary beneficiary of the Trust and, accordingly, it is not consolidated for accounting purposes under FASB Interpretation No. 46 (as revised), “Consolidation of Variable Interest Entities — An Interpretation of ARB No. 51” (“FIN 46R”). As a result, we have recorded the Junior Subordinated Notes as Mortgages, Notes and Loans Payable and our common equity interest in the Trust as Prepaid Expenses and Other Assets in our Consolidated Balance Sheets at March 31, 2009 and December 31, 2008.
Unsecured Term Loans

GENERAL GROWTH PROPERTIES, INC.
In conjunction with the TRC Merger, we acquired certain publicly-traded unsecured debt which included 8.78% and 8.44% Notes (repaid at maturity in March 2007), 3.625% Notes and 8% Notes due March and April 2009, respectively (currently past due), 7.2% Notes due 2012 and 5.375% Notes due 2013. Such debt totaled $1.45 billion at March 31, 2009. Under the terms of the Indenture dated as of February 24, 1995, as long as these notes are outstanding, TRCLP is required to file with the SEC the annual and quarterly reports and other documents which TRCLP would be required to file as if it was subject to Section 13(a) or 15(d) of the Exchange Act, regardless of whether TRCLP was subject to such requirements. TRCLP is no longer required to file reports or other documents with the SEC under Section 13(a) or 15(d). Accordingly, in lieu of such filing, certain financial and other information related to TRCLP has been included as Exhibit 99.1 to this Quarterly Report on Form 10-K. We believe that such TRCLP information is responsive to the terms of the Indenture and that any additional information needed or actions required can be supplied or addressed. See Note 1 for more discussion regarding the past due or acceleration status of the loans.
Debtor-in-Possession Facility
On May 6, 2009, the Company and GGP Limited Partnership (“GGPLP”) obtained a commitment, subject to satisfaction of certain conditions, from Canpartners Investments IV, LLC, Delaware Street Capital Master Fund, L.P., Farallon Capital Management, L.L.C., Luxor Capital Group, Pandora Select Partners LP, Perry Principals Investments LLC, Whitebox Combined Partners LP, Whitebox Convertible Arbitrage Partners LP, Whitebox Hedged High Yield Partners LP and Whitebox Special Opportunities Fund Series B Partners LP (the “Lenders”) to provide the Company, GGPLP and certain subsidiaries (the “Debtor Subsidiaries”) with post-petition financing pursuant to a Senior Secured Debtor-In-Possession Credit, Security and Guaranty Agreement among the Company, as a co-borrower, GGPLP, as a co-borrower, the Debtor Subsidiaries and General Growth Management, Inc., as guarantors, an as-yet unidentified party as agent for the lenders, and the Lenders party thereto (the “DIP Credit Agreement”). The DIP Credit Agreement is subject to approval by the Bankruptcy Court. The hearing on such approval is scheduled for May 8, 2009.
The proposed DIP Credit Agreement provides for an aggregate commitment of $400 million (the “DIP Term Loan”), which will be used to refinance certain pre-petition secured indebtedness and will be available to fund the Debtors’ working capital requirements, including the timely payment of employee and vendor obligations, normal operating expenses and other obligations. The proposed DIP Credit Agreement provides that principal outstanding on the proposed DIP Term Loan will bear interest at an annual rate equal to LIBOR (subject to a minimum LIBOR floor of 2.25%) plus 12%. No commitment fee was paid in connection with the commitment.
Letters of Credit and Surety Bonds
We had outstanding letters of credit and surety bonds of $150.0 million as of March 31, 2009 and $286.2 million (including the $134.1 million appellate bond for the Glendale Matter which has been subsequently discharged — Note 1) as of December 31, 2008. These letters of credit and bonds were issued primarily in connection with the appellate bond, insurance requirements, special real estate assessments and construction obligations.
NOTE 5 INCOME TAXES
We elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code, commencing with our taxable year beginning January 1, 1993. To qualify as a REIT, we must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of our ordinary taxable income and to distribute to stockholders or pay tax on 100% of capital gains and to meet certain asset and income tests. We currently intend to maintain our REIT status, including making the necessary distributions of taxable income and capital gain. If we meet our 2009 income distribution requirements by the end of 2009, including a distribution pursuant to a Section 857(b)(9) distribution (declared in October, November or December and paid in January 2010), we will incur no tax liability (assuming 100% of ordinary taxable income is distributed). If due to the constraints of the Chapter 11 Cases we are unable to make the required distributions by year end 2009 (including a January 2010 distribution), we may still satisfy our REIT taxable income distribution requirement by distributing our 2009 taxable income through a distribution declared prior to September 15, 2010 with a payment before December 31, 2010, although this would subject us to a 4% nondeductible federal excise tax liability under IRC Section 4981.

GENERAL GROWTH PROPERTIES, INC.
We also have subsidiaries which we have elected to be treated as taxable real estate investment trust subsidiaries and which are therefore subject to federal and state income taxes.
Unrecognized tax benefits recorded pursuant to FIN 48 were $108.3 million and $112.9 million as of March 31, 2009 and December 31, 2008, respectively, excluding interest, of which $35.9 million and $36.7 million as of March 31, 2009 and December 31, 2008, respectively, would impact our effective tax rate. Accrued interest related to these unrecognized tax benefits amounted to $23.2 million as of March 31, 2009 and $21.7 million as of December 31, 2008. We recognized interest expense related to the unrecognized tax benefits of $1.5 million for the three months ended March 31, 2009 and $2.5 million for the three months ended March 31, 2008.
During the three months ended March 31, 2009, we recognized previously unrecognized tax benefits related to tax positions taken in prior years, excluding accrued interest, of $4.6 million; all of which decreased our deferred tax liability.
Generally, we are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2005 through 2008 and are open to audit by state taxing authorities for years ending December 31, 2004 through 2008. In February 2009, we were notified that the IRS has commenced examination of the year ended December 31, 2007 for examination with respect to two of our taxable REIT subsidiaries. We are unable to determine when the examinations will be resolved.
Based on our assessment of the expected outcome of these remaining examinations or examinations that may commence, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits, excluding accrued interest, for tax positions taken regarding previously filed tax returns will materially change from those recorded at March 31, 2009. A material change in unrecognized tax benefits could have a material effect on our statements of income and comprehensive income. As of March 31, 2009, there are $105.1 million of unrecognized tax benefits, excluding accrued interest, which due to the reasons above, could significantly increase or decrease during the next twelve months.
NOTE 6 STOCK-BASED COMPENSATION PLANS
Incentive Stock Plans
We grant qualified and non-qualified stock options and make restricted stock grants to attract and retain officers and key employees through the 2003 Incentive Stock Plan. The 2003 Incentive Plan (the “2003 Incentive Plan ”) provides for the issuance of 9,000,000 shares, of which 5,555,232 shares (4,878,500 stock options and 676,732 restricted shares) have been granted as of March 31, 2009, subject to certain customary adjustments to prevent dilution. Additionally, the Compensation Committee of the Board of Directors grants employment inducement awards to senior executives on a discretionary basis, and in the fourth quarter of 2008, granted 1,800,000 stock options to two senior executives. Stock options are granted by the Compensation Committee of the Board of Directors at an exercise price of not less than 100% of the fair value of our common stock on the date of the grant. The terms of the options are determined by the Compensation Committee.
The following tables summarize stock option activity for the 2003 Incentive Stock Plan as of and for the three months ended March 31, 2009 and 2008.

	2009		2008
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Stock options outstanding at January 1	4,730,000	$33.01	3,053,000	$51.21
Granted	—	—	—	—
Exercised	—	—	—	—
Exchanged for restricted stock	—	—	—	—
Forfeited	(290,000)	54.66	—	—
Expired	(197,300)	30.90	—	—

Stock options outstanding at March 31	4,242,700	$31.63	3,053,000	$51.21

GENERAL GROWTH PROPERTIES, INC.

	Stock Options Outstanding			Stock Options Exercisable
		Weighted Average			Weighted Average
		Remaining			Remaining
		Contractual Term	Weighted Average		Contractual Term	Weighted Average
Range of Exercise Prices	Shares	(in years)	Exercise Price	Shares	(in years)	Exercise Price
$0 — $6.5810	1,800,000	4.6	$3.73	—	—	$—
$6.5811 - $13.1620	4,200	0.8	9.99	4,200	0.8	9.99
$13.1621 - $19.7430	50,000	3.5	15.49	50,000	3.5	15.49
$32.9051 - $39.4860	531,000	0.9	35.59	531,000	0.9	35.59
$39.4861 - $46.0670	30,000	1.0	44.59	30,000	1.0	44.59
$46.0671 - $52.6480	862,500	1.7	49.75	782,500	1.7	49.70
$59.2291 - $65.8100	965,000	2.5	65.81	703,000	2.5	65.81

Total	4,242,700	3.0	$31.63	2,100,700	1.7	$50.56

Intrinsic value (in thousands)	$—			$—

Stock options generally vest 20% at the time of the grants and in 20% annual increments thereafter. The intrinsic value of outstanding and exercisable stock options as of March 31, 2009 represents the excess of our closing stock price ($0.71) on that date over the weighted average exercise price multiplied by the applicable number of shares that may be acquired upon exercise of stock options, and is therefore not presented in the table above if the result is a negative value. The intrinsic value of exercised stock options represents the excess of our stock price, at the time the option was exercised, over the exercise price. No options were exercised or granted during the three months ended March 31, 2009 or the three months ended March 31, 2008.
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
The following table summarizes restricted stock activity for the respective grant years as of and for the three months ended March 31, 2009 and 2008.

	2009		2008
		Weighted		Weighted
		Average Grant		Average Grant
		Date Fair		Date Fair
	Shares	Value	Shares	Value
Nonvested restricted stock grants outstanding as of January 1	410,767	$41.29	136,498	$59.75
Granted	—	—	351,232	35.51
Vested	(99,709)	41.57	(37,498)	57.06
Canceled	(65,146)	46.76	(1,132)	35.65

Nonvested restricted stock grants outstanding as of March 31	245,912	$39.72	449,100	$41.08

The weighted average remaining contractual term (in years) of nonvested awards as of March 31, 2009 was 3.7 years.
The total fair value of restricted stock grants which vested during the three months ended March 31, 2009 was $0.05 million and during the three months ended March 31, 2008 was $1.4 million.
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

GENERAL GROWTH PROPERTIES, INC.
No TSOs were granted in the three months ended March 31, 2009 and in the year ended December 31, 2008 and the 1998 Incentive Plan terminated according to its terms December 31, 2008.
The following table summarizes TSO activity as of March 31, 2009 by grant year.

	TSO Grant Year
	2007	2006
TSOs outstanding at January 1, 2009	1,079,194	1,012,135
Forfeited (1)	(94,547)	(89,549)
Vested and exercised	—	—

TSOs outstanding at March 31, 2009 (2)	984,647	922,586

Intrinsic value (3)	$—	$—
Intrinsic value — options exercised	—	—
Fair value — options exercised	—	—
Cash received — options exercised	—	—

Exercise price (4)	$65.81	$50.47
Threshold price	92.30	70.79
Fair value of options on grant date	9.54	6.51
Remaining contractual term (in years)	2.9	1.9

(1)	No TSO expirations for years presented.

(2)	TSOs outstanding at March 31, 2009 for the years 2005 and prior were 127,128.

(3)	Intrinsic value is not presented if result is a negative number.

(4)	A weighted average exercise price is not applicable as there is only one grant date and issuance per year.
The Company has a $200 million per fiscal year common stock repurchase program which gives us the ability to acquire some or all of the shares of common stock to be issued upon the exercise of the TSOs.
Other Required Disclosures
Historical data, such as the past performance of our common stock and the length of service by employees, is used to estimate expected life of the stock options, TSOs and our restricted stock and represents the period of time the options or grants are expected to be outstanding. No stock options or TSOs were granted during the three months ended March 31, 2009 or for the three months ended March 31, 2008.
Compensation expense related to the Incentive Stock Plans, TSOs and restricted stock was $3.3 million for the three months ended March 31, 2009 and $2.4 million for the three months ended March 31, 2008.
As of March 31, 2009, total compensation expense which had not yet been recognized related to nonvested options, TSOs and restricted stock grants was $25.3 million. Of this total, $9.6 million is expected to be recognized in the remaining months of 2009, $8.9 million in 2010, $6.0 million in 2011, and $0.8 million in 2012. These amounts may be impacted by future grants, changes in forfeiture estimates or vesting terms, actual forfeiture rates which differ from estimated forfeitures and/or timing of TSO vesting.
Officer Loans
In October 2008, the independent members of the Company’s Board of Directors learned that between November 2007 and September 2008, an affiliate of certain Bucksbaum family trusts advanced a series of unsecured loans, without the Board’s approval, to Mr. Robert Michaels, the Company’s former director and president and current vice chairman, and Mr. Bernard Freibaum, the Company’s former director and chief financial officer, for the purpose of repaying personal margin debt relating to Company common stock owned by each of them. The loan to Mr. Michaels, which totaled $10 million, has been repaid in full. The loans to Mr. Freibaum totaled $90 million, of which $80 million was outstanding as of the October 2, 2008 date of Mr. Freibaum’s termination of employment. No Company assets or resources were involved in the loans and no laws or Securities and Exchange Commission rules were violated as a result of the loans. Under applicable GAAP guidance, as a result of these loans, the Company is deemed to have received a contribution to capital by the lender and to have incurred compensation expense in an equal amount for no incremental equity interest in

GENERAL GROWTH PROPERTIES, INC.
the Company. We calculated the fair value of the loans based on a derivation of the income approach known as the discounted cash flow method. Specifically, the fair values of the loans were calculated as the present value of the estimated future cash flows (consisting of quarterly interest payments, an annual loan commitment fee, and principal repayment upon demand of the loan) attributable to the loan using a market-based discount rate that accounts for the time value of money and the appropriate degree of risk inherent in the loans as of the various valuation dates. Included in our valuation of the fair value of the loans is a consideration for the credit risk of the loans on each date of issuance, based upon, among other considerations, Mr. Freibaum’s and Mr. Michaels’ stockholdings in the Company, outstanding loans and current and past compensation from the Company. For Mr. Freibaum’s loans we valued the loans at each respective disbursement date and amendment date and used loan terms varying from six months to two years reflecting our estimation that repayment would require an orderly liquidation of Mr. Freibaum’s other assets. For Mr. Michaels’ loans, we valued the loan at its disbursement date based on its actual term. Accordingly, the compensation expense is measured as the difference between the fair value of the loans as compared to the face amount of the loans. Such calculated expenses are measured and recognizable at the date of such advances and as of the dates of amendments as there were no future service or employment requirements stated in the loan agreements. The total compensation expense is the aggregation of these fair value to face amount differences. Based on our assessment, we have concluded that the impact of the cumulative compensation expense is immaterial to our financial statements for the three months ended March 31, 2008 and for all other individual interim periods in 2008. Accordingly, we recorded the entire cumulative compensation expense of $15.4 million in the fourth quarter of 2008.
NOTE 7 OTHER ASSETS AND LIABILITIES
The following table summarizes the significant components of prepaid expenses and other assets.

	March 31,	December 31,
	2009	2008
	(In thousands)
Below-market ground leases (Note 2)	$246,084	$247,553
Receivables — finance leases and bonds	120,468	118,543
Security and escrow deposits	105,743	89,520
Real estate tax stabilization agreement (Note 2)	74,550	75,531
Prepaid expenses	69,879	63,879
Special Improvement District receivable	50,360	51,314
Deferred tax	50,001	37,973
Above-market tenant leases (Note 2)	45,866	51,308
Deposit on Glendale Matter	—	67,054
Funded defined contribution plan assets	—	7,517
Other	26,062	25,263

	$789,013	$835,455

The following table summarizes the significant components of accounts payable, accrued expenses and other liabilities.

GENERAL GROWTH PROPERTIES, INC.

	March 31,	December 31,
	2009	2008
	(In thousands)
Construction payable	$207,148	$257,178
Accounts payable and accrued expenses	185,115	263,167
Accrued interest	179,737	115,968
FIN 48 liability	131,449	134,646
Accrued real estate taxes	91,573	90,663
Deferred gains/income	87,347	62,716
Below-market tenant leases (Note 2)	82,460	88,756
Hughes participation payable	73,147	73,325
Additional purchase price for The Palazzo (Note 8)	54,013	174,229
Accrued payroll and other employee liabilities	46,257	62,591
Tenant and other deposits	23,415	24,452
FIN 47 liability	22,583	23,499
Derivative financial instruments	16,987	30,222
Above-market ground leases (Note 2)	14,899	15,017
Insurance reserve	14,246	14,033
Capital lease obligations	13,637	13,790
Nouvelle at Natick deferred revenue	13,747	13,067
Funded defined contribution plan liabilities	—	7,517
Other	90,094	74,313

Total accounts payable and accrued expenses	$1,347,854	$1,539,149

American Institute of Certified Public Accountants Statement of Position 90-7, “Financial Reporting by Entities in Reorganization under the Bankruptcy Code” (“SOP 90-7”), which is applicable to companies in Chapter 11, generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 petition distinguish transactions and events that are directly associated with the Chapter 11 Cases from the ongoing operations of the business. The balance sheet must distinguish prepetition liabilities subject to compromise from both those prepetition liabilities that are not subject to compromise and from post-petition liabilities. Liabilities that may be affected by a plan of reorganization must be reported at the amounts expected to be allowed, even if they may be settled for lesser amounts. In addition, cash provided by reorganization items must be disclosed separately in the statement of cash flows. Although as of March 31, 2009, we had no liabilities subject to compromise as we filed for Chapter 11 protection after such date, we adopted SOP 90-7 concurrently with the commencement of our Chapter 11 Cases and will segregate those items as outlined above for all subsequent reporting periods during our Chapter 11 Cases.
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
We lease land or buildings at certain properties from third parties. The leases generally provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. Rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease. Contractual rental expense, including participation rent, was $5.0 million for the three months ended March 31, 2009 and $4.4 million for the three months ended March 31, 2008 while the same rent expense excluding amortization of above and below-market ground leases and straight-line rents, as presented in our consolidated financial statements, was $3.6 million for the three months ended March 31, 2009 and $2.9 million for the three months ended March 31, 2008.

GENERAL GROWTH PROPERTIES, INC.
We have, in the past, periodically entered into contingent agreements for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence and, in the case of property acquired under development, completion of the project. In conjunction with the acquisition of The Grand Canal Shoppes in 2004, we entered into an agreement (the “Phase II Agreement”) to acquire the multi-level retail space that is part of The Shoppes at The Palazzo in Las Vegas, Nevada (The “Phase II Acquisition”) which is connected to the existing Venetian and the Sands Expo and Convention Center facilities and The Grand Canal Shoppes. The project opened on January 18, 2008. The acquisition closed on February 29, 2008 for an initial purchase price of $290.8 million, which was primarily funded with $250.0 million of new variable-rate short-term debt collateralized by the property and for Federal income tax purposes is being used as replacement property in a like-kind exchange. Additional purchase price payments are currently estimated at $54.0 million (based on net operating income, as defined, of the Phase II retail space), and are presented in accounts payable and accrued expenses in our consolidated financial statements (Note 11). Such payments will be made during the 30 months after closing with the final payment being subject to re-adjustment 48 months after closing. The actual additional amounts paid over the next four years could be more or less than the current estimate.
See Note 5 for our obligations related to FIN 48 for disclosure of additional contingencies.
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
Under the CSA, we are required to issue shares of our common stock semi-annually (February and August) to the Beneficiaries. The number of shares to be issued in any period is based on cash flows from the development and/or sale of the CSA Assets and our stock price. We account for the Beneficiaries’ share of earnings from the CSA Assets as an operating expense. In February 2009, we were not obligated to deliver any shares of our common stock under the CSA. We delivered 356,661 shares of our common stock (from treasury shares) to the Beneficiaries in the three months ended March 31, 2008. For February 2009, we were not obligated to issue any of our common stock pursuant to this requirement as the net development and sales cash flows were negative for the applicable period.
Under the CSA, we are also required to make a final stock distribution to the Beneficiaries in 2010, following a final valuation at the end of 2009. The amount of this distribution will be based on the appraised values, as defined, of the CSA assets at such time and the distribution will be accounted for as additional investments in the related assets (that is, contingent consideration).
We expect that an appraisal, which would be based on the then current market or liquidation value of the CSA Assets, would yield a lower value than our current estimated fair value of such assets which is based on management’s financial models which project cash flows over a sales period extending to 2031 and a discount rate of 14%. The CSA is an unsecured obligation of the Company set forth in an executory contract which, subject to the approval of the Bankruptcy Court, may be assumed or rejected by the Debtors.
NOTE 9 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
On April 9, 2009, the FASB issued Staff Positions (FSP) FAS 157-4 (“FSP FAS 157-4”) which provides guidance on determining fair value when market activity has decreased and FAS 107-1 (“FSP FAS 107-1”) which requires fair value disclosures for financial instruments in interim periods. These FSPs are effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. While we are continuing to evaluate the impact of these new FSPs on our consolidated financial

GENERAL GROWTH PROPERTIES, INC.
statements, we do not believe the impact of FSP FAS 157-4 will be significant, while FSP FAS 107-1 will require additional disclosures in our Form 10-Q for the quarterly period ended June 30, 2009.
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
The accounting policies of the segments are the same as those of the Company, except that we report unconsolidated real estate ventures using the proportionate share method rather than the equity method. Under the proportionate share method, our share of the revenues and expenses of the Unconsolidated Properties are combined with the revenues and expenses of the Consolidated Properties. Under the equity method, our share of the net revenues and expenses of the Unconsolidated Properties are reported as a single line item, Equity in income of Unconsolidated Real Estate Affiliates, in our Consolidated Statements of Income and Comprehensive Income. This difference affects only the reported revenues and operating expenses of the segments and has no effect on our reported net earnings. In addition, other revenues include the NOI of discontinued operations and is reduced by the NOI attributable to our noncontrolling interests in consolidated joint ventures.
The total expenditures for additions to long-lived assets for the Master Planned Communities segment were $17.3 million for the three months ended March 31, 2009 and $53.6 million for the three months ended March 31, 2008. The total expenditures for additions to long-lived assets for the Retail and Other segment were $76.6 million for the three months ended March 31, 2009 and $553.4 million for the three months ended March 31, 2008. Such amounts for the Master Planned Communities segment and the Retail and Other segment are included in the amounts listed as Land/residential development and acquisitions expenditures and Acquisition/development of real estate and property additions/improvements, respectively, in our Consolidated Statements of Cash Flows.
The total amount of goodwill, as presented on our Consolidated Balance Sheets, is included in our Retail and Other segment.

GENERAL GROWTH PROPERTIES, INC.
Segment operating results are as follows:

	Three Months Ended March 31, 2009
	Consolidated	Unconsolidated	Segment
	Properties	Properties	Basis
	(In thousands)
Retail and Other
Property revenues:
Minimum rents	$499,107	$97,391	$596,498
Tenant recoveries	233,019	40,819	273,838
Overage rents	10,025	1,216	11,241
Other, including noncontrolling interests	15,457	12,628	28,085

Total property revenues	757,608	152,054	909,662

Property operating expenses:
Real estate taxes	71,558	12,581	84,139
Repairs and maintenance	55,356	8,718	64,074
Marketing	7,576	1,475	9,051
Other property operating costs	103,701	28,538	132,239
Provision for doubtful accounts	10,332	1,247	11,579

Total property operating expenses	248,523	52,559	301,082

Retail and other net operating income	509,085	99,495	608,580

Master Planned Communities
Land sales	8,986	5,101	14,087
Land sales operations	(10,614)	(4,768)	(15,382)

Master Planned Communities net operating (loss) income before provision for impairment	(1,628)	333	(1,295)
Provision for impairment	(52,769)	—	(52,769)

Master Planned Communities net operating (loss) income	(54,397)	333	(54,064)

Real estate property net operating income	$454,688	$99,828	$554,516

	Three Months Ended March 31, 2008
	Consolidated	Unconsolidated	Segment
	Properties	Properties	Basis
		(In thousands)
Retail and Other
Property revenues:
Minimum rents	$524,942	$92,692	$617,634
Tenant recoveries	231,632	39,091	270,723
Overage rents	13,518	1,312	14,830
Other, including noncontrolling interests	28,191	13,541	41,732

Total property revenues	798,283	146,636	944,919

Property operating expenses:
Real estate taxes	68,649	11,591	80,240
Repairs and maintenance	62,100	9,301	71,401
Marketing	12,276	2,188	14,464
Other property operating costs	111,520	29,747	141,267
Provision for doubtful accounts	2,709	295	3,004

Total property operating expenses	257,254	53,122	310,376

Retail and other net operating income	541,029	93,514	634,543

Master Planned Communities
Land sales	9,066	23,118	32,184
Land sales operations	(9,921)	(15,406)	(25,327)

Master Planned Communities net operating (loss) income	(855)	7,712	6,857

Real estate property net operating income	$540,174	$101,226	$641,400

GENERAL GROWTH PROPERTIES, INC.
The following reconciles real estate property net operating income (“NOI”) to GAAP-basis operating income and (loss) income from continuing operations:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Real estate property net operating income:
Segment basis	$554,516	$641,400
Unconsolidated Properties	(99,828)	(101,226)

Consolidated Properties	454,688	540,174
Management and other fees	19,198	20,239
Property management and other costs	(43,408)	(52,138)
General and administrative	(45,825)	(8,098)
Provisions for impairment	(278,324)	(372)
Depreciation and amortization	(204,615)	(184,259)
Noncontrolling interest in NOI of Consolidated Properties and other	2,848	2,734

Operating (loss) income	(95,438)	318,280
Interest income	730	557
Interest expense	(328,489)	(325,692)
Benefit from (provision for) income taxes	11,514	(9,392)
Equity in income of Unconsolidated Real Estate Affiliates	7,538	23,828

(Loss) income from continuing operations	$(404,145)	$7,581

The following reconciles segment revenues to GAAP-basis consolidated revenues:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Segment basis total property revenues	$909,662	$944,919
Unconsolidated segment revenues	(152,054)	(146,636)
Consolidated land sales	8,986	9,066
Management and other fees	19,198	20,239
Noncontrolling interest in NOI of Consolidated Properties and other	2,848	2,734

GAAP-basis consolidated total revenues	$788,640	$830,322

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

GENERAL GROWTH PROPERTIES, INC.
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
For the three months ended March 31, 2009, we had NOI of $554.5 million. Included in this amount is income from our Unconsolidated Properties at our ownership share. Comparatively, in the first three months of March 31, 2008, we reported NOI of $641.4 million. Based on the results of our evaluations for impairment (Note 1), we recognized total impairment charges of $331.1 million for the three months ended March 31, 2009.
Our liquidity is also dependent on cash flows from operations, which are affected by the severe weakening of the economy. The downturn in the domestic retail market has resulted in reduced tenant sales and increased tenant bankruptcies, which in turn affects our ability to generate rental revenue. For example, sales per square foot in our Company Portfolio for the three months ended March 31, 2009 (on a trailing twelve month basis) were $427, compared to $460 for the first quarter of 2008, while revenues from Consolidated Properties in our Retail and Other segment were $757.6 million for the three months ended March 31, 2009, compared to $798.3 million for the first quarter of 2008. Further, declines in the retail economy has adversely impacted our temporary tenant revenues, other revenues (including sponsorship, vending, parking and advertising) and overage rents. In addition, the rapid and deep deterioration of the housing market, with new housing starts currently at a fifty year low, negatively affects our ability to generate income through the sale of residential land in our master planned communities. Land sales revenues for the three months ended March 31, 2009 were approximately $14.1 million (including both Consolidated Properties and our share of Unconsolidated Properties), compared to $32.2 million for the first quarter of 2008.
Since mid-2008, we have undertaken extensive efforts to modify or refinance our debt, focus on our core business, and restructure our finances outside of Chapter 11. We attempted to raise funds from numerous

GENERAL GROWTH PROPERTIES, INC.
sources and retained leading investment banks to undertake a global search for sources of capital at the corporate level. Our efforts to raise both debt and equity capital were largely unsuccessful. We also made a concerted and sustained effort to refinance our mortgage debt in 2008, but were unable to refinance the vast majority of our loans.
To obtain the time necessary to determine whether a long-term restructuring could be concluded out of court, beginning in November 2008, we entered into a number of short-term extensions and forbearance agreements with various lender groups. In March 2009, we launched a solicitation process to obtain consents from holders of more that $2 billion in bonds issued by TRCLP to a forbearance through December 31, 2009, and payment in kind of interest during the forbearance period. Unfortunately, that solicitation process failed to obtain consents at a sufficient level. We also attempted in March 2009 to negotiate a forbearance with the lenders under our 2006 Credit Facility. However, we could not achieve a critical condition to the forbearance under the 2006 Credit Facility, which was the successful completion of the TRCLP bond solicitation process. In summary, despite our efforts, we could not obtain creditor consent to forbearances and extensions sufficient to allow us to effectively manage our debt obligations.
We also replaced several members of senior management in the fall of 2008 and took numerous measures to increase short-term liquidity. These included suspension of our dividend, deferral of property development and redevelopment projects, staff and compensation reductions, reduced travel and other discretionary spending, and elimination of corporate aircraft contracts. We reduced our planned spending for development and redevelopment of properties for 2009 from $185.9 million as of December 31, 2008 to $137.3 million as of March 31, 2009, and for 2010 from $104.4 million as of December 31, 2008 to $99.4 million as of March 31, 2009. These reductions were for capital expenditures relating to expansion and redevelopment of shopping malls and do not affect the company’s ability to maintain its properties.
Our ability to divest assets is severely limited because prospective buyers also have limited or no ability to finance acquisitions. Over the last five months, we have undertaken a broad and deep marketing process, utilizing top third-party sales professionals, in an attempt to divest billions of dollars worth of core and non-core assets, including some of our most highly-valued properties. Although we were able to sell one parcel of land, two office parks, and three office buildings in 2008, all but one of these sales closed prior to the fourth quarter of 2008, when the economic crisis dramatically worsened, leaving a number of core and other non-core assets on the market with no viable offers. Although we have expressions of interest from prospective buyers for certain properties, most of those buyers have no sources of financing and cannot proceed with the transactions.
As described above, despite our extensive efforts we were unable to adequately address our liquidity issues pursuant to out of court negotiations with our lenders. As a result, in order to preserve the value of the Company and reduce and restructure our debts, GGP, the Operating Partnership and substantially all of our legal entities which comprise our Consolidated Properties filed voluntary petitions for relief under Chapter 11 in April 2009. These filings and their effects are further described in greater detail below. Collectively, the entities which filed for bankruptcy protection own and operate approximately 166 regional shopping centers, and we intend to work with their constituencies to emerge from bankruptcy as quickly as possible while executing on a plan of reorganization that preserves our integrated, national business operations. However, none of GGMI, certain of our wholly-owned subsidiaries, or any of our joint ventures, have sought bankruptcy protection.
Chapter 11 Bankruptcy Filings
On April 16, 2009 (the “Petition Date”), the Company, Operating Partnership and certain of the Company’s domestic subsidiaries filed voluntary petitions for relief under Chapter 11. On April 22, 2009, certain additional domestic subsidiaries (collectively with the subsidiaries filing on April 16, 2009, the Company and the Operating Partnership, the “Debtors”) of the Company also filed voluntary petitions for relief under Chapter 11.
Subject to certain exceptions under Chapter 11, the Debtors’ Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay. We

GENERAL GROWTH PROPERTIES, INC.
are paying vendors for goods furnished and services provided after the Petition Date in the ordinary course of business.
In addition, on April 16, 2009, we received a notice of delisting from the New York Stock Exchange (the “Exchange”) under Rule 802.01 of the NYSE Continued Listing Criteria that the Company’s common stock has been suspended from trading on the Exchange and will be delisted from the Exchange as a result of the bankruptcy filing. On April 16, 2009, the Company’s common stock began trading on the Pink Sheet Electronic Quotation Service (“Pink Sheets”) under the symbol GGWPQ. The last day that the Company’s common stock traded on the Exchange was April 15, 2009.
Finally, the filing of the Chapter 11 petitions constituted an event of default under certain of our debt obligations, and those debt obligations became automatically and immediately due and payable, subject to an automatic stay of any action to collect, assert, or recover a claim against the Company under Chapter 11 as discussed above.
Chapter 11 Process
The Debtors are currently operating as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and orders of the Bankruptcy Court. In general, as debtors in possession, we are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. On April 17, 2009, the Bankruptcy Court granted a variety of “first day” motions that will allow the Company, on an interim basis, to continue to operate its business in the ordinary course without interruption, and covering, among other things, employee obligations, critical service providers, tax matters, insurance matters, tenant obligations, cash management and cash collateral. The Debtors have retained, subject to Bankruptcy Court approval, legal and financial professionals to advise the Debtors on the bankruptcy proceedings and certain other “ordinary course” professionals. From time to time, the Debtors may seek Bankruptcy Court approval for the retention of additional professionals. A hearing on a number of these matters will take place on May 8, 2009.
The Bankruptcy Court will also hear a motion on May 8, 2009 with respect to authorizing the Company and GGPLP, as co-borrowers, to enter into the DIP Credit Agreement.
The proposed DIP Credit Agreement provides for a $400 million proposed DIP Term Loan, which will be used to refinance certain pre-petition secured indebtedness and will be available to fund the Debtors’ working capital requirements, including the timely payment of employee and vendor obligations, normal operating expenses and other obligations. The proposed DIP Credit Agreement provides that principal outstanding on the proposed DIP Term Loan will bear interest at an annual rate equal to LIBOR (subject to a minimum LIBOR floor of 2.25%) plus 12%.
Subject to certain conditions precedent, the Company will have the right to elect to repay all or a portion of the outstanding principal amount of the proposed DIP Term Loan, plus accrued and unpaid interest thereon, at maturity by issuing either common stock or debt of the Company to the Lenders. In the case of conversion to common stock, such stock-settled repayment right will be limited to the Lenders’ receipt of Company common stock equaling no more than 6.0% of such common stock on a fully-diluted basis or 8.0% of such common stock, without giving effect to stock held back for the payment of contingencies. If the Company chooses to convert a portion of the proposed DIP Term Loan to debt, the Company must issue a minimum of $100 million in principal to the Lenders. Such debt would be issued for a three-year term, prepayable at any time, and otherwise on terms substantially similar to those of the proposed DIP Term Loan.
In order to successfully exit Chapter 11, we will need to propose and obtain confirmation by the Bankruptcy Court of a plan of reorganization that satisfies the requirements of Chapter 11. A plan of reorganization would, among other things, resolve our pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.
We have the exclusive right for 120 days after the Petition Date to file a plan of reorganization and, if we do so, 60 additional days to obtain necessary acceptances of our plan. If this exclusivity period lapses without

GENERAL GROWTH PROPERTIES, INC.
approval of our plan of reorganization by the Bankruptcy Court, any party in interest would be able to file a plan of reorganization for any of the Debtors. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must satisfy certain requirements of Chapter 11 and must be approved, or confirmed, by the Bankruptcy Court in order to become effective.
The timing of filing a plan of reorganization by us will depend on the timing and outcome of numerous other ongoing matters in the Chapter 11 Cases. There can be no assurance at this time that a plan of reorganization will be confirmed by the Bankruptcy Court or that any such plan will be implemented successfully.
As required by Chapter 11, the United States Trustee for the Southern District of New York appointed an official committee of unsecured creditors (the “Creditors’ Committee”). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors. There can be no assurance that the Creditors’ Committee will support the Debtors’ positions on matters to be presented to the Bankruptcy Court in the future or on any plan of reorganization, once proposed. Disagreements between the Debtors and the Creditors’ Committee could protract the Chapter 11 Cases, negatively impact the Debtor’s ability to operate and delay the Debtors’ emergence from the Chapter 11 Cases.
We have incurred and will continue to incur significant costs associated with our reorganization. The amount of these costs are expected to significantly affect our results of operations.
Under the priority scheme established by Chapter 11, unless creditors agree otherwise, pre-petition liabilities and post-petition liabilities must be satisfied in full before stockholders are entitled to receive any distribution or retain any property under a plan of reorganization. The ultimate recovery to creditors and/or stockholders, if any, will not be determined until confirmation of a plan of reorganization. No assurance can be given as to what values, if any, will be ascribed in the Chapter 11 Cases to each of these constituencies or what types or amounts of distributions, if any, they would receive. A plan of reorganization could result in holders of our liabilities and/or securities, including our common stock, receiving no distribution on account of their interests and cancellation of their holdings. Because of such possibilities, the value of our liabilities and securities, including our common stock, is highly speculative. Appropriate caution should be exercised with respect to existing and future investments in any of the liabilities and/or securities of the Debtors. At this time there is no assurance we will be able to successfully propose or implement a plan of reorganization.
In order to emerge from bankruptcy, we may need to obtain alternative financing to replace the DIP Credit Agreement and to satisfy the secured claims of our pre-bankruptcy creditors.
Reporting Requirements
As a result of the Chapter 11 filing, we are now required to periodically file various documents with, and provide certain information to, the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities, and monthly operating reports in forms prescribed by Chapter 11, as well as certain financial information on an unconsolidated basis. Such materials will be prepared according to requirements of Chapter 11. While we believe that these documents and reports provide then-current information required under Chapter 11, they are prepared only for the Debtors and, hence, certain operational entities are excluded. In addition, they are prepared in a format different from that used in our consolidated financial statements filed under the securities laws and they are unaudited. Accordingly, we believe that the substance and format do not allow meaningful comparison with our regular publicly-disclosed consolidated financial statements. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to our securities, or for comparison with other financial information filed with the SEC.
Results of Operations
We have presented the following discussion of our results of operations on a segment basis under the proportionate share method. Under the proportionate share method, our share of the revenues and expenses of the Unconsolidated Properties are combined with the revenues and expenses of the Consolidated Properties. Other revenues are increased by the real estate net operating income of discontinued operations, if applicable, and are reduced by our consolidated noncontrolling interests of the venturers’ share of real estate net operating

GENERAL GROWTH PROPERTIES, INC.
income. See Note 10 for additional information including reconciliations of our segment basis results to GAAP basis results.
Three Months Ended March 31, 2009 and 2008
Retail and Other Segment

	Three Months Ended March 31,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(Dollars in thousands)
Property revenues:
Minimum rents	$596,498	$617,634	$(21,136)	(3.4)%
Tenant recoveries	273,838	270,723	3,115	1.2
Overage rents	11,241	14,830	(3,589)	(24.2)
Other, including minority interest	28,085	41,732	(13,647)	(32.7)

Total property revenues	909,662	944,919	(35,257)	(3.7)

Property operating expenses:
Real estate taxes	84,139	80,240	3,899	4.9
Repairs and maintenance	64,074	71,401	(7,327)	(10.3)
Marketing	9,051	14,464	(5,413)	(37.4)
Other property operating costs	132,239	141,267	(9,028)	(6.4)
Provision for doubtful accounts	11,579	3,004	8,575	285.5

Total property operating expenses	301,082	310,376	(9,294)	(3.0)

Real estate property net operating income	$608,580	$634,543	$(25,963)	(4.1)%

Minimum rents decreased primarily due to an $11.7 million decrease in termination income, which was $9.3 million for the three months ended March 31, 2009 compared to $21.0 million for the three months ended March 31, 2008. The decrease in termination income was primarily due to a $6.4 million anchor termination at West Oaks Mall in the first quarter of 2008. The decrease was also partially due to $2.7 million of a reduction in rent due to the sale of three office buildings and two office parks in 2008. In addition, temporary rental revenue decreased by $3.2 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008 and straight-line rent decreased by $2.3 million for the three months ended March 31, 2009 compared to the three months ended March 31, 2008. These decreases in minimum rents were partially offset by increases that resulted from of the acquisition of The Shoppes at The Palazzo and the completion of the development at The Shops at Fallen Timbers and the redevelopment at Natick Collection.
Certain of our leases include both a base rent component and a component which requires tenants to pay amounts related to all, or substantially all, of their share of real estate taxes and certain property operating expenses, including common area maintenance and insurance. The portion of the tenant rent from these leases attributable to real estate tax and operating expense recoveries are recorded as tenant recoveries. The increase in tenant recoveries for the three months ended March 31, 2009 is partially attributable to the increased GLA as a result of the acquisition of The Shoppes at The Palazzo in 2008.
The decrease in overage rent is primarily due to a decrease in comparable tenant sales as a result of the current challenging economic environment impacting many of our tenants throughout our portfolio of properties, primarily due to The Grand Canal Shoppes. These decreases were partially offset by increases resulting from the acquisition of The Shoppes at The Palazzo.
Other revenues include all other property revenues including vending, parking, gains or losses on dispositions of certain property transactions, sponsorship and advertising revenues, less NOI of noncontrolling interests in consolidated joint ventures. The decrease in other revenues is primarily attributable to dispositions of land parcels at Kendall Town Center that resulted in a $3.9 million loss on sale of land in the three months ended March 31, 2009 and a $4.3 million gain on sale of land in the three months ended March 31, 2008. In addition, the decrease was attributable to lower sponsorship, show and display revenue and lower gift card revenue in the three months ended March 31, 2009.
Real estate taxes increased in the three months ended March 31, 2009 across the Company Portfolio.
Repairs and maintenance decreased in the three months ended March 31, 2009 primarily due to reductions in costs related to payroll, snow removal, contracted services, landscaping, building repairs, HVAC and trash removal.

GENERAL GROWTH PROPERTIES, INC.
Marketing expenses decreased in the three months ended March 31, 2009 across the Company Portfolio as the result of continued company-wide efforts to consolidate marketing functions and reduce advertising spending. The largest savings were the result of reductions in payroll and advertising costs.
Other property operating costs decreased primarily due to reductions in payroll costs, security expenses, insurance expense and reduced office expenses and professional fees.
The provision for doubtful accounts increased across the Company Portfolio primarily due an increase in tenant bankruptcies and increased aging of tenant receivables.
Master Planned Communities Segment

	Three Months Ended March 31,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(Dollars in thousands)
Land sales	$14,087	$32,184	$(18,097)	(56.2)%
Less Land sales operations	15,382	25,327	(9,945)	(39.3)

Master Planned Communities net operating (loss) income before provision for impairment	$(1,295)	$6,857	$(8,152)	(118.9)%

Provision for impairment	(52,769)	—	(52,769)	(100.0)

Real estate property net operating (loss) income	$(54,064)	$6,857	$(60,921)	(888.4)%

The decrease in land sales, land sales operations and NOI for the three months ended March 31, 2009 was the result of a significant reduction in sales volume and lower achieved margins at our Summerlin, Maryland, Bridgeland and The Woodlands residential communities. For the three months ended March 31, 2009, we sold 23.4 residential acres compared to 111.2 acres for the three months ended March 31, 2008. We sold 19.2 acres of commercial lots for the three months ended March 31, 2009 compared to 8.6 acres for the three months ended March 31, 2008. We recorded a provision for impairment at our Fairwood community in Maryland which was based on the estimated loss resulting from a contract to sell the remaining single family lots in July 2009.
As of March 31, 2009, the master planned communities have approximately 18,000 remaining saleable acres.
Certain Significant Consolidated Revenues and Expenses

	Three Months Ended March 31,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
		(Dollars in thousands)
Tenant rents	$742,151	$770,092	$(27,941)	(3.6)%
Land sales	8,986	9,066	(80)	(0.9)
Property operating expenses	248,523	257,254	(8,731)	(3.4)
Land sales operations	10,614	9,921	693	7.0
Management and other fees	19,198	20,239	(1,041)	(5.1)
Property management and other costs	43,408	52,138	(8,730)	(16.7)
General and administrative	45,825	8,098	37,727	465.9
Provisions for impairment	331,093	372	330,721	88,903.5
Depreciation and amortization	204,615	184,259	20,356	11.0
Interest expense	328,489	325,692	2,797	0.9
(Benefit from) provision for income taxes	(11,514)	9,392	(20,906)	(222.6)
Equity in income of Unconsolidated Real Estate Affiliates	7,538	23,828	(16,290)	(68.4)
Discontinued operations — loss on dispositions	(55)	—	(55)	—
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

GENERAL GROWTH PROPERTIES, INC.
The decrease in property management and other costs for the three months ended March 31, 2009 is primarily due to lower overall management costs, including payroll and bonus expense, stock compensation expense and travel expense primarily related to a reduction in personnel and other cost reduction efforts.
The increase in general and administrative for the three months ended March 31, 2009 is primarily due to increased professional fees for restructuring and strategic initiatives.
Based on the results of our evaluations for impairment (Note 1), we recognized impairment charges of $81.1 million for the three months ended March 31, 2009 related to our River Falls Mall located in Clarksville, Indiana, and recognized impairment charges of $40.3 million for the three months ended March 31, 2009 related to our Owings Mills Mall located in Owings Mills, Maryland. We also recognized impairment charges of $16.6 million for the three months ended March 31, 2009 related to the write down of various pre-development costs that were determined to be non-recoverable due to the related projects being terminated. In addition, for the three months ended March 31, 2009, we recognized impairment charges of $24.2 million for our development project in Allen, Texas, and $6.7 million related to our development project in Redlands, California. We recorded an impairment charge of $52.8 million for the three months ended March 31, 2009 related to our Fairwood master planned community. We recorded provisions for impairment related to the allocated goodwill of $109.4 million for the three months ended March 31, 2009
The increase in interest expense is primarily due to loan extensions that we entered into in the fourth quarter of 2008 for the loans at Fashion Show, The Shoppes at The Palazzo and Tucson. The financing activity in the fourth quarter of 2008 resulted in significant increases in interest rates and loan fees. In addition, the financing of the Secured Portfolio Facility, which was entered into in July 2008, also increased interest expense for the three months ended March 31, 2009. Lastly, the increase in interest expense was also due to a decrease in the amount of capitalized interest as a result of decreased development spending for the three months ended March 31, 2009. These increases were partially offset by the termination of the majority of our consolidated interest rate swaps for the three months ended March 31, 2009 that resulted in a decrease to interest expense, while the impact to prior periods was to other comprehensive income (see Note 1 for more detail regarding the termination of the interest rate swaps).
The increase in (benefit from) provision for income taxes for the three months ended March 31, 2009 was primarily attributable to tax benefit related to the $52.8 million provision for impairment that we recorded for our Fairwood master planned community.
The decrease in equity in income of unconsolidated real estate affiliates is primarily due to a significant decrease in land sales at our Woodlands Partnership joint venture for the three months ended March 31, 2009 compared to the three months ended March 31, 2008.
Reference is made to Note 6 for further discussion regarding the officer loans. Based on our assessment, we have concluded that the impact of the cumulative compensation expense is immaterial to our financial statements for the three months ended March 31, 2008 and for all other individual interim periods in 2008. Accordingly, we recorded the entire cumulative compensation expense of $15.4 million in the fourth quarter of 2008.
Liquidity and Capital Resources
As more fully described below, as of March 31, 3009, a substantial portion of our debt was in default. As previously discussed, on April 16 and 22, 2009, GGP and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11, which triggered defaults on substantially all debt obligations of the Debtors. However, under section 362 of Chapter 11, the filing of a bankruptcy petition automatically stays most actions against the debtor’s estate. Absent an order of the Bankruptcy Court, substantially all prepetition liabilities are subject to settlement under a plan of reorganization.
The DIP Credit Agreement provides for a $400 million term loan, which is intended to be used for refinancing certain pre-petition secured indebtedness and fund working capital requirements. The proceeds of the DIP Credit Agreement, together with cash generated from operations and cash on hand ($195.7 million as of March 31, 2009) will be used to fund post-petition operating expenses. We believe that these sources of funds should

GENERAL GROWTH PROPERTIES, INC.
provide the Company with sufficient liquidity to finance its operations in the ordinary course, including those of its non-Debtor subsidiaries as it seeks to restructure its debt obligations through the Chapter 11 process.
As more fully described in Note 1 and Note 4, as of March 31, 2009, we had $2.01 billion in past due debt, and an additional $4.09 billion in debt that was in default and could be accelerated by our lenders. Significant debt obligations that were past due or otherwise in default as of March 31, 2009 included the Fashion Show/Palazzo Loans, the 2006 Credit Facility, the Secured Portfolio Facility, a short-term secured loan of $225.0 million, and an aggregate of $2.25 billion of unsecured bonds issued by TRCLP (including $395.0 million which were past due as of March 31, 2009). The Debtors’ Chapter 11 bankruptcy filings in April, 2009 triggered defaults on substantially all debt obligations of the Debtors, including the $1.55 billion aggregate principal amount of 3.98% Exchangeable Senior Notes issued by the Operating Partnership.
Summary of Cash Flows
Cash Flows from Operating Activities
Net cash provided by operating activities was $159.5 million for the three months ended March 31, 2009 and $139.0 million for the three months ended March 31, 2008.
Cash used for Land/residential development and acquisitions expenditures was $17.3 million for the three months ended March 31, 2009 a decline from $53.6 million for the three months ended March 31, 2008 as we have slowed the pace of residential land development in 2009 to conform to sales pace declines.
Net cash (used in) provided by certain assets and liabilities, including accounts and notes receivable, prepaid expense and other assets, deferred expenses, and accounts payable and accrued expenses and deferred tax liabilities totaled $(34.6) million in 2009 and $25.1 million in 2008 as significant year-end receivables had been collected by March 31, 2008 whereas such amounts generally remain outstanding at March 31, 2009 subject to reserved amounts. In addition, our cash retention efforts in 2009 allowed us to reduce accounts payable in such period whereas accounts payable increased for the three months ended March 31, 2008.
Cash Flows from Investing Activities
Net cash used in investing activities was $73.8 million for the three months ended March 31, 2009 and $491.3 million for the three months ended March 31, 2008.
Net investing cash (used in) provided by our Unconsolidated Real Estate Affiliates was $(3.0) million in 2009 and $41.5 million in 2008. In 2008, significant loan proceeds were obtained from GGP/Homart II, whereas such loans were partially paid down in 2009.
Cash used for acquisition/development of real estate and property additions/improvements was $79.6 million for the three months ended March 31, 2009 a decline from $553.0 million for the three months ended March 31, 2008 primarily due to the completion, deferral or termination of a number of development projects in late 2008 and early 2009.
Cash Flows from Financing Activities
Net cash (used in) provided by financing activities was $(58.9) million for the three months ended March 31, 2009 and $500.3 million for the three months ended March 31, 2008.
Principal payments exceeded new financings by $58.0 million in 2009 and $166.3 million in 2008.
Distributions to common stockholders, holders of Common Units and holders of perpetual and convertible preferred units totaled $0.1 million for the three months ended March 31, 2009 and $150.9 million for the three months ended March 31, 2008. No dividends were paid during 2009, while dividends per common share were $0.50 for the three months ended March 31, 2008. Certain dividends and distributions, including dividends to common stockholders, were suspended for the first quarter 2009 to preserve working capital. In determining whether to declare a distribution, the Board of Directors considers a number of factors, including operating cash flow. There can be no assurance that such distributions will recommence.
Seasonality
Although we have a year-long temporary leasing program, occupancies for short-term tenants and, therefore, rental income recognized, are higher during the second half of the year. In addition, the majority of our tenants have December or January lease years for purposes of calculating annual overage rent amounts. Accordingly,

GENERAL GROWTH PROPERTIES, INC.
overage rent thresholds are most commonly achieved in the fourth quarter. As a result, revenue production is generally highest in the fourth quarter of each year.
Critical Accounting Policies
Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. Our critical accounting policies as discussed in our 2008 Annual Report have not changed during 2009 and such policies, and the discussion of such policies, are incorporated herein by reference.
REIT Requirements
In order to remain qualified as a real estate investment trust for federal income tax purposes, we must distribute or pay tax on 100% of our capital gains and at least 90% of our ordinary taxable income to stockholders. We may not have sufficient liquidity to meet these distribution requirements. In determining distributions, the Board of Directors considers operating cash flow. The Board of Directors may alternatively elect to pay a portion of any required dividend in stock as a taxable stock dividend.
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
ITEM 1A. RISK FACTORS
Material changes to the risk factors previously disclosed in our Annual Report are as follows:
Bankruptcy Risks
We filed for protection under Chapter 11 of the Bankruptcy Code.

GENERAL GROWTH PROPERTIES, INC.
As more fully described elsewhere in this report, the Debtors filed voluntary petitions to reorganize under Chapter 11 on April 16 and April 22, 2009. During our Chapter 11 Cases, we plan to continue to operate our business as a debtor-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11. Our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with bankruptcy, including, but not limited to, the following:
•	Actions and decisions of our creditors and other third parties with interests in our Chapter 11 Cases may be inconsistent with our plans

•	We may be unable to obtain court approval with respect to motions in the Chapter 11 Cases that we believe are in the best interests of the Company

•	We may be unable to successfully develop, prosecute, confirm and consummate a plan of reorganization with respect to the Chapter 11 Cases (the “Plan of Reorganization”)

•	Our ability to retain and/or renew existing tenants may be hampered

•	We may not be able to satisfy the REIT distribution requirements and therefore be unable to remain qualified as a REIT

•	We may be unable to build new tenant relationships and desirable new tenants may have concerns about entering into leases at our properties

•	Our ability to obtain and maintain commercially reasonable terms with vendors, strategic partners and service providers may be hampered

•	Our ability to obtain and maintain contracts necessary to continue our operations at affordable rates with competitive terms may be hampered

•	Our access to capital to initiate or continue development or redevelopment at our properties may be limited

•	We may encounter third parties seeking and obtaining court approval to terminate or shorten the exclusivity period for us to propose and confirm the Plan of Reorganization, to appoint a Chapter 11 trustee or to convert the case to a Chapter 7 case.
The ultimate impact that events that occur during these proceedings will have on our business, financial condition and results of operations cannot be accurately predicted or quantified.
Our liquidity position imposes significant risks to our operations.
The proposed DIP Credit Agreement provides for a term loan in the aggregate amount of $400 million, which is intended to be used to refinance certain pre-petition secured indebtedness and fund working capital requirements.
There can be no assurance that the Bankruptcy Court will authorize the Debtors to enter into the proposed DIP Credit Agreement on the terms heretofore negotiated. Furthermore, there can be no assurance that the amounts of cash from operations together with amounts available under our proposed DIP Credit Agreement will be sufficient to fund operations. In the event that cash flows and borrowings under the proposed DIP Credit Agreement are not sufficient to meet our liquidity requirements, we may be required to seek additional financing. There can be no assurance that such additional financing would be available or, if available, would be offered on acceptable terms. Failure to secure any necessary additional financing would have a material adverse impact on our operations and ongoing viability.
Operating under Chapter 11 may restrict our ability to pursue our business strategies.

GENERAL GROWTH PROPERTIES, INC.
Under Chapter 11, transactions outside the ordinary course of business will be subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. We must obtain Bankruptcy Court approval to, among other things:
•	Sell assets outside the ordinary course of business;

•	Consolidate, merge, sell or otherwise dispose of all or substantially all of our assets;

•	Grant liens; and

•	Finance our operations, investments or other capital needs or to engage in other business activities that would be in our interest.
The pursuit of the Chapter 11 Cases has consumed and will consume a substantial portion of the time and attention of our corporate management and will impact how our business is conducted, which may have an adverse effect on our business and results of operations.
The requirements of the Chapter 11 Cases has consumed and will continue to consume a substantial portion of our corporate management’s time and attention and leave them with less time to devote to the operations of our business. This diversion of corporate management’s attention may have a material adverse effect on the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the Chapter 11 Cases is protracted.
We may experience increased levels of employee attrition, and our employees are facing considerable distractions and uncertainty, due to the Chapter 11 Cases.
Because of the Chapter 11 Cases, we may experience increased levels of employee attrition, and our employees are facing considerable distractions and uncertainty. A loss of key personnel or a substantial reduction in our workforce or material erosion of employee morale could have a material adverse effect on our business, particularly if the Chapter 11 Cases is protracted. Our ability to engage, motivate and retain key employees is restricted by provisions of Chapter 11, which limit or prevent our ability to implement a retention program or take other measures intended to motivate key employees to remain with us throughout the pendency of the Chapter 11 Cases without Bankruptcy Court approval. The loss of the services of any members of our senior management could impair our ability to execute our strategy and, as a result, could have a material adverse effect on our financial condition and results of operations.
As a result of our Chapter 11 Cases, our historical financial information may not be indicative of our future financial performance.
Our capital structure will likely be significantly changed under any Plan of Reorganization. Under fresh start accounting rules that may apply to us upon the effective date of any Plan of Reorganization, our assets and

GENERAL GROWTH PROPERTIES, INC.
liabilities would be adjusted to fair values and our accumulated deficit would be restated to zero. Accordingly, if fresh start accounting rules apply, our financial condition and results of operations following our emergence from Chapter 11 would not be comparable to the financial condition or results of operations reflected in our historical financial statements. In connection with the Chapter 11 Cases and the development of any Plan of Reorganization, it is also possible that additional restructuring and similar charges may be identified and recorded in future periods. Such charges could be material to our consolidated financial position and results of operations in any given period.
Risks that Relate to Our Common Stock
Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. It is impossible to predict at this time whether our common stock will be cancelled or if holders of such common stock will receive any distribution with respect to, or be able to recover any portion of, their investments.
It is unclear at this stage of the Chapter 11 Cases if any Plan of Reorganization would allow for distributions with respect to our common stock and other outstanding equity interests. It is possible that these equity interests will be cancelled and extinguished upon the approval of the Bankruptcy Court and the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests. In the event of a cancellation of these equity interests, amounts invested by such holders in our outstanding equity securities will not be recoverable. Consequently, our currently outstanding common stock would have no value. Trading prices for our common stock are very volatile and may bear little or no relationship to the actual recovery, if any, by the holders of such securities in the Chapter 11 Cases. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in our equity securities and any of our other securities.
Our common stock has been suspended from trading on and will be delisted from the New York Stock Exchange and is not listed on any other national securities exchange.
On April 16, 2009, we received a notice of delisting from the Exchange under Rule 802.01 of the NYSE Continued Listing Criteria that the Company’s common stock has been suspended from trading on the Exchange and will be delisted from the Exchange as a result of the bankruptcy filing. On April 17, 2009, the Company’s common stock began trading on the Pink Sheets under the symbol GGWPQ. The last day that the Company’s common stock traded on the Exchange was April 15, 2009.
The Company does not intend to take any further action to appeal the Exchange’s decision, and therefore it is expected that the common stock will be delisted after the completion of the Exchange’s application to the Securities and Exchange Commission.
We can provide no assurance that we will be able to re-list our common stock on a national securities exchange or that the stock will continue being traded on the Pink Sheets. The trading of our common stock on the Pink Sheets rather than the Exchange may negatively impact the trading price of our common stock and the levels of liquidity available to our stockholders. In addition, securities that trade on the Pink Sheets are not eligible for margin loans and make our common stock subject to the provisions of Rule 15g-9 of the Securities Exchange Act of 1934, commonly referred to as the “penny stock rule.”
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
For a discussion of the Company’s indebtedness and defaults thereunder, See Part I, Item 2, Management’s Discussion and Analysis of Financial Condition and Results of Operations, particularly the discussion under Liquidity and Capital Resources.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

GENERAL GROWTH PROPERTIES, INC.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
10.1	Amended and Restated Forbearance and Waiver Agreement by and among General Growth Properties, Inc. and certain additional parties thereto dated as of January 30, 2009 (previously filed as Exhibit 10.1 to the Current Report on Form 8-K dated January 30, 2009 which was filed with the SEC on February 3, 2009).

10.2	Amendment to Employment Agreement, dated as of March 6, 2009 by and among the Company, GGP Limited Partnership and Adam S. Metz (previously filed as Exhibit 10.1 to the Current Report on Form 8-K dated March 6, 2009 which was filed with the SEC on March 10, 2009).

10.3	Amendment to Employment Agreement, dated as of March 6, 2009 by and among the Company, GGP Limited Partnership and Thomas H. Nolan, Jr. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K dated March 6, 2009 which was filed with the SEC on March 10, 2009).

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consolidated Financial Statements of The Rouse Company LP, a subsidiary of General Growth Properties, Inc.
Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of March 31, 2009. The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL GROWTH PROPERTIES, INC.
(Registrant)

Date: May 7, 2009	by:	/s/ Edmund Hoyt Edmund Hoyt
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Accounting Officer)

EXHIBIT INDEX
31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Consolidated Financial Statements of The Rouse Company LP, a subsidiary of General Growth Properties, Inc.
Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of March 31, 2009. The registrant agrees to furnish a copy of such agreements to the SEC upon request.