Form 10-Q
period 2009-06-30
GENERAL GROWTH PROPERTIES INC
filed 2009-08-10
CIK 895648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☒ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

The number of shares of Common Stock, $.01 par value, outstanding on August 3, 2009 was 313,813,646.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2009	2008
	(Dollars in thousands)
Assets:
Investment in real estate:
Land	$3,363,208	$3,354,480
Buildings and equipment	23,389,898	23,609,132
Less accumulated depreciation	(4,548,134)	(4,240,222)
Developments in progress	958,298	1,076,675
Net property and equipment	23,163,270	23,800,065
Investment in and loans to/from Unconsolidated Real Estate Affiliates	1,932,356	1,869,929
Investment property and property held for development and sale	1,723,556	1,823,362
Net investment in real estate	26,819,182	27,493,356
Cash and cash equivalents	622,844	168,993
Accounts and notes receivable, net	396,252	385,334
Goodwill	211,540	340,291
Deferred expenses, net	332,011	333,901
Prepaid expenses and other assets	738,428	835,455
Total assets	$29,120,257	$29,557,330

Liabilities and Equity:
Liabilities not subject to compromise:
Mortgages, notes and loans payable	$3,040,250	$24,756,577
Investment in and loans to/from Unconsolidated Real Estate Affiliates	32,282	32,294
Deferred tax liabilities	860,378	868,978
Accounts payable and accrued expenses	967,423	1,539,149
Liabilities not subject to compromise	4,900,333	27,196,998
Liabilities subject to compromise	22,393,495	—
Total liabilities	27,293,828	27,196,998

Redeemable noncontrolling interests:
Preferred	120,756	120,756
Common	38,170	379,169
Total redeemable noncontrolling interests	158,926	499,925

Commitments and Contingencies	—	—

Preferred Stock: $100 par value; 5,000,000 shares authorized; none issued and outstanding	—	—

Equity:
Common stock: $.01 par value; 875,000,000 shares authorized, 313,804,357 shares issued as of June 30, 2009 and 270,353,677 shares issued as of December 31, 2008	3,138	2,704
Additional paid-in capital	3,792,212	3,454,903
Retained earnings (accumulated deficit)	(2,043,067)	(1,488,586)
Accumulated other comprehensive loss	(32,216)	(56,128)
Less common stock in treasury, at cost, 1,449,939 shares as of June 30, 2009 and December 31, 2008	(76,752)	(76,752)
Total stockholders’ equity	1,643,315	1,836,141
Noncontrolling interests in consolidated real estate affiliates	24,188	24,266
Total equity	1,667,503	1,860,407
Total liabilities and equity	$29,120,257	$29,557,330

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
	(Dollars in thousands, except for per share amounts)
Revenues:
Minimum rents	$498,708	$507,099	$997,816	$1,032,041
Tenant recoveries	224,691	231,548	457,710	463,179
Overage rents	5,782	10,892	15,806	24,410
Land sales	22,448	15,855	31,435	24,921
Management and other fees	15,920	21,918	35,118	42,157
Other	24,546	28,306	42,850	59,232
Total revenues	792,095	815,618	1,580,735	1,645,940
Expenses:
Real estate taxes	68,959	69,004	140,518	137,653
Repairs and maintenance	50,082	56,997	105,438	119,098
Marketing	6,906	8,776	14,482	21,052
Other property operating costs	98,497	104,198	202,199	215,718
Land sales operations	21,850	15,211	32,464	25,131
Provision for doubtful accounts	8,847	6,287	19,179	8,996
Property management and other costs	42,200	54,804	85,609	106,942
General and administrative	32,304	4,416	78,125	12,515
Provisions for impairment	82,388	236	413,480	608
Depreciation and amortization	186,472	191,242	391,087	375,501
Total expenses	598,505	511,171	1,482,581	1,023,214
Operating income	193,590	304,447	98,154	622,726

Interest income	501	1,449	1,231	2,006
Interest expense	(319,543)	(319,303)	(648,033)	(644,995)
Loss before income taxes, noncontrolling interests and equity in income of Unconsolidated Real Estate Affiliates and reorganization items	(125,452)	(13,407)	(548,648)	(20,263)
Provision for income taxes	(15,742)	(6,866)	(4,228)	(16,257)
Equity in income of Unconsolidated Real Estate Affiliates	16,339	21,145	23,877	44,973
Reorganization items	(33,726)	—	(33,726)	—
(Loss) income from continuing operations	(158,581)	872	(562,725)	8,453
Discontinued operations - gain (loss) on dispositions	—	37,060	(55)	37,060
Net (loss) income	(158,581)	37,932	(562,780)	45,513
Allocation to noncontrolling interests	179	(9,181)	8,299	(13,400)
Net (loss) income attributable to common stockholders	$(158,402)	$28,751	$(554,481)	$32,113

Basic and Diluted (Loss) Earnings Per Share:
Continuing operations	$(0.51)	$—	$(1.81)	$0.03
Discontinued operations	—	0.12	—	0.12
Total basic and diluted (loss) earnings per share	$(0.51)	$0.12	$(1.81)	$0.15
Dividends declared per share	—	0.50	—	1.00

Comprehensive Income, Net:
Net (loss) income	$(158,581)	$37,932	$(562,780)	$45,513
Other comprehensive income:
Net unrealized gains on financial instruments	5,515	2,596	7,624	909
Accrued pension adjustment	223	(78)	324	(419)
Foreign currency translation	27,966	20,419	25,684	18,399
Unrealized gains (losses) on available-for-sale securities	89	(2)	111	(130)
Other comprehensive income	33,793	22,935	33,743	18,759
Comprehensive (loss) income allocated to noncontrolling interests	(767)	(3,665)	(766)	(2,476)
Adjustment for noncontrolling interests	—	—	(9,065)	—
Comprehensive (loss) income, net attributable to common stockholders	$(125,555)	$57,202	$(538,868)	$61,796

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

			Retained	Accumulated		Noncontrolling
		Additional	Earnings	Other		Interests in
	Common	Paid-In	(Accumulated	Comprehensive	Treasury	Consolidated Real	Total
	Stock	Capital	Deficit)	Income (Loss)	Stock	Estate Affiliates	Equity
	(Dollars in thousands)

Balance, December 31, 2007	$2,457	$2,601,296	$(1,087,080)	$35,658	$(95,635)	$—	$1,456,696
Cumulative effect of change in accounting principles		(1,756,689)	(14,312)			7,457	(1,763,544)

Adjusted balance, January 1, 2008	2,457	844,607	(1,101,392)	35,658	(95,635)	7,457	(306,848)
Net income			32,113			1,093	33,206
Cash distributions declared ($1.00 per share)			(255,662)				(255,662)
Contributions to (distributions from) noncontrolling interests in consolidated Real Estate Affiliates						6,803	6,803
Conversion of operating partnership units to common stock (18,495 common shares)		706					706
Issuance of common stock (23,046,888 common shares and 50 treasury shares)	230	829,239			3		829,472
Shares issued pursuant to CSA (356,661 treasury shares)		(914)	(2,434)		18,880		15,532
Restricted stock grant, net of compensation expense (354,380 common shares)	4	2,149					2,153
Other comprehensive loss				16,283			16,283
Adjustment for noncontrolling interest in operating partnership		(114,716)					(114,716)
Adjust noncontrolling interest in OP Units to fair value per FAS 160		423,334					423,334

Adjusted Balance, June 30, 2008	$2,691	$1,984,405	$(1,327,375)	$51,941	$(76,752)	$15,353	$650,263

Balance, December 31, 2008 (as previously reported)	$2,704	$3,337,657	$(1,452,733)	$(56,128)	$(76,752)	$—	$1,754,748
Adjustments		117,246	(35,853)			24,266	105,659

Adjusted balance, January 1, 2009	2,704	3,454,903	(1,488,586)	(56,128)	(76,752)	24,266	1,860,407
Net loss			(554,481)			1,246	(553,235)
Contributions to (distributions from) noncontrolling interests in consolidated Real Estate Affiliates						(1,324)	(1,324)
Conversion of operating partnership units to common stock (43,408,053 common shares)	434	324,054					324,488
Issuance of common stock (69,309 common shares)	1	42					43
Restricted stock grant forfeitures, net of compensation expense (Net 26,682 common shares forfeited)	(1)	1,085					1,084
Other comprehensive loss				23,912			23,912
Adjustment for noncontrolling interest in operating partnership		12,128					12,128

Balance, June 30, 2009	$3,138	$3,792,212	$(2,043,067)	$(32,216)	$(76,752)	$24,188	$1,667,503

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2009	2008
	(In thousands)
Cash Flows from Operating Activities:
Net (loss) income	$(562,780)	$45,513
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in income of Unconsolidated Real Estate Affiliates	(23,877)	(44,973)
Provision for doubtful accounts	19,179	8,996
Distributions received from Unconsolidated Real Estate Affiliates	20,605	26,065
Depreciation	365,636	350,452
Amortization	25,451	25,049
Amortization of deferred finance costs and debt market rate adjustments	18,825	4,002
Non-cash interest expense on Exchangeable Senior Notes	13,449	12,658
Non-cash interest expense resulting from termination of interest rate swaps	(18,675)	—
Loss (gain) on dispositions	55	(37,060)
Provisions for impairment	413,480	608
Participation expense pursuant to Contingent Stock Agreement	(1,793)	1,252
Land/residential development and acquisitions expenditures	(29,811)	(97,370)
Cost of land sales	18,667	5,472
Straight-line rent amortization	(18,694)	(21,903)
Amortization of intangibles other than in-place leases	1,308	(3,754)
Glendale Matter deposit	67,054	(67,054)
Non-cash reorganization items	31,176	—
Net changes:
Accounts and notes receivable	(11,537)	27,279
Prepaid expenses and other assets	(7,062)	1,027
Deferred expenses	(16,408)	(26,294)
Accounts payable and accrued expenses and deferred tax liabilities	184,708	(12,477)
Other, net	8,923	(7,368)
Net cash provided by operating activities	497,879	190,120

Cash Flows from Investing Activities:
Acquisition/development of real estate and property additions/improvements	(127,584)	(779,334)
Proceeds from sales of investment properties	6,409	29,144
Increase in investments in Unconsolidated Real Estate Affiliates	(76,067)	(76,305)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	50,244	44,355
Loans from (to) Unconsolidated Real Estate Affiliates, net	(9,666)	45,980
Decrease in restricted cash	10,620	681
Other, net	(2,061)	2,999
Net cash used in investing activities	(148,105)	(732,480)

Cash Flows from Financing Activities:
Proceeds from issuance of mortgages, notes and loans payable	—	1,047,358
Proceeds from issuance of the DIP Facility	400,000	—
Principal payments on mortgages, notes and loans payable	(295,406)	(1,030,114)
Deferred financing costs	(2,176)	(8,311)
Cash distributions paid to common stockholders	—	(255,688)
Cash distributions paid to holders of Common Units	(625)	(52,035)
Cash distributions paid to holders of perpetual and convertible preferred units	—	(5,806)
Proceeds from issuance of common stock, including from common stock plans	43	828,394
Other, net	2,241	6,472
Net cash provided by financing activities	104,077	530,270
Net change in cash and cash equivalents	453,851	(12,090)
Cash and cash equivalents at beginning of period	168,993	99,534
Cash and cash equivalents at end of period	$622,844	$87,444

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Six Months Ended
	June 30,
	2009	2008
	(In thousands)
Supplemental Disclosure of Cash Flow Information:
Interest paid	$534,718	$656,778
Interest capitalized	31,719	30,124
Income taxes paid	16,960	39,363
Reorganization items paid	2,550	—

Non-Cash Transactions:
Common stock issued in exchange for Operating Partnership Units	$(1,031)	$123
Common stock issued pursuant to Contingent Stock Agreement	—	15,533
Change in accrued capital expenditures included in accounts payable and accrued expenses	(50,845)	55,286
Change in accrued purchase price of The Shoppes at The Palazzo	(147,616)	200,288
Deferred financing costs payable in conjunction with the DIP Facility	19,000	—
Recognition of note payable in conjunction with land held for development and sale	6,520	—
Assumption of debt by purchaser in conjunction with sale of office buildings	—	84,000

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

NOTE 1 ORGANIZATION

Readers of this Quarterly Report should refer to the Company’s (as defined below) audited Consolidated Financial Statements for the year ended December 31, 2008 which are included in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2008 (Commission File No. 1-11656), as certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been omitted from this report. Capitalized terms used, but not defined; in this Quarterly Report have the same meanings as in our Annual Report.

General

General Growth Properties, Inc. (“GGP”), a Delaware corporation, is a self-administered and self-managed real estate investment trust, referred to as a “REIT” which, as described in “Debtors in Possession” below, filed for bankruptcy protection under Chapter 11 of Title 11 of the United States Code (“Chapter 11”) in the Southern District of New York (the “Bankruptcy Court”) on April 16, 2009 (the “Petition Date”).  GGP was organized in 1986 and through its subsidiaries and affiliates owns, operates, manages and develops retail and other rental properties, primarily shopping centers, which are located primarily throughout the United States. GGP also holds assets through its international Unconsolidated Real Estate Affiliates in Brazil, Turkey and Costa Rica in which GGP has a net investment of $190.1 million at June 30, 2009 and $166.7 million at December 31, 2008.  Additionally, GGP develops and sells land for residential, commercial and other uses primarily in large-scale, long-term master planned community projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas, as well as one residential condominium project located in Natick (Boston), Massachusetts.  Substantially all of our business is conducted by our operating partnership, GGP Limited Partnership (“GGPLP” or the “Operating Partnership”), in which, at June 30, 2009, GGP holds approximately a 98% ownership interest.  In these notes, the terms “we,” “us” and “our” refer to GGP and its subsidiaries (the “Company”).

In this report, we refer to our ownership interests in majority-owned or controlled properties as “Consolidated Properties”, to joint ventures in which we own a noncontrolling interest as “Unconsolidated Real Estate Affiliates” and the properties owned by such joint ventures as the “Unconsolidated Properties.” Our “Company Portfolio” includes both our Consolidated Properties and our Unconsolidated Properties.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results for the interim periods ended June 30, 2009 are not necessarily indicative of the results to be obtained for the full fiscal year.

Debtors in Possession

As we were unable to reach an out-of-court consensus with our lenders concerning certain past due and cross-collateralized or cross-defaulted debt, on the Petition Date, the Company, the Operating Partnership and certain of the Company’s domestic subsidiaries filed voluntary petitions for relief under Chapter 11 in the Bankruptcy Court. On April 22, 2009, certain additional domestic subsidiaries (collectively with the subsidiaries filing on the Petition Date, the Company and the Operating Partnership, the “Debtors”) of the Company also filed voluntary petitions for relief in the Bankruptcy Court (collectively, the “Chapter 11 Cases”) which the Bankruptcy Court has ruled may be jointly administered.  However, neither GGMI, certain of our wholly-owned subsidiaries, nor any of our joint ventures (collectively, the “Non-Debtors”), either consolidated or unconsolidated, have sought such protection.

The Debtors, all of which are consolidated in the accompanying financial statements, are currently operating as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the orders of the Bankruptcy Court.  The Non-Debtors are continuing their operations and are not subject to the requirements of Chapter 11.  Of the over 200 regional shopping centers we own and manage, the Debtors own and operate, in the aggregate, 166 regional shopping centers.  The Debtors intend to work with their constituencies to emerge from bankruptcy as quickly as possible by proposing a plan of reorganization that extends mortgage maturities, reduces corporate debt and overall leverage and that preserves GGP’s integrated, national business operations.  Pursuant to Chapter 11, a debtor is afforded certain protection against its creditors and creditors are prohibited from taking certain actions (such as pursuing collection efforts or proceeding to foreclose on secured obligations) related to debts that were owed prior to the commencement of the Chapter 11 Cases. Accordingly, although the commencement of the Chapter 11 Cases triggered defaults on substantially all debt obligations of the Debtors, creditors are stayed from taking any actions as a result of such defaults. Absent an order of the Bankruptcy Court, these pre-petition liabilities are subject to settlement under a plan of reorganization.

In addition to our mortgage and other debt, current liabilities and liens, we are subject to certain executory contracts. The Debtors, subject to the approval of the Bankruptcy Court, may assume or reject these contracts. Although we are considering the rejection of certain of such contracts (except for our operating property tenant leases), none have been rejected as of June 30, 2009. Claims may result if an executory contract is rejected; however, no such potential claims have been recorded or reflected at this time. On July 22, 2009, the Bankruptcy Court granted the Debtors an extension of time, through and including November 12, 2009, to assume or reject any unexpired leases where a Debtor is a lessee.

Since the Petition Date, the Bankruptcy Court has granted various motions that allow the Company to continue to operate its business in the ordinary course without interruption, and covering, among other things, employee obligations, critical service providers, tax matters, insurance matters, tenant and contractor obligations, claim settlements, ordinary course property sales, cash management and cash collateral.  The Debtors have retained, pursuant to Bankruptcy Court approval, legal and financial professionals to advise the Debtors on the bankruptcy proceedings and certain other “ordinary course” professionals. From time to time, the Debtors may seek Bankruptcy Court approval for the retention of additional professionals.  In addition, the Bankruptcy Court approved the Debtors request to enter into a post-petition financing arrangement (the “DIP Facility”), as further discussed in Note 4.  Since approval of the DIP Facility, the Debtors have focused on stabilizing their business and maintaining profitability during the Chapter 11 Cases.  In addition, certain parties have filed motions to dismiss certain of the Debtors from the Chapter 11 Cases on the grounds that, among other things, that the criteria for filing bankruptcy were not satisfied.  The Debtors, by and through their counsel, are contesting these motions and are awaiting a ruling from the Bankruptcy Court.

As described above, we have received legal protection from our creditors pursuant to the Chapter 11 Cases. This protection is limited in duration and we will be proceeding to negotiate a reorganization plan, subject to the approval of the Bankruptcy Court, with our lenders, other creditors, and other stakeholders. There can be no assurance that such negotiations will yield sufficient reductions or deferrals of our current and future debt maturities to allow us to continue operations.  Until February 26, 2010, we have the exclusive right to file a plan of reorganization and, if we do so, we have until April 23, 2010 to obtain necessary acceptances of our plan.

Our potential inability to address our debt defaults and past due and future debt maturities raise substantial doubts as to our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the bankruptcy filings, such realization of assets and satisfaction of liabilities are subject to a significant number of uncertainties. Our consolidated financial statements do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should we be unable to continue as a going concern.

Accounting for Reorganization

The accompanying Consolidated Financial Statements and the unaudited combined condensed financial statements of the Debtors presented below have been prepared in accordance with Statement of Position 90-7 (“SOP 90-7”), “Financial Reporting by Entities in Reorganization Under the Bankruptcy Code”, and on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. SOP 90-7 also provides that if a debtor, or group of debtors, has significant combined assets and liabilities of entities which have not sought Chapter 11 bankruptcy protection, the debtors and non-debtors should continue to be combined.  However, separate disclosure of financial statement information solely relating to the debtor entities should be presented.  Accordingly, the unaudited combined condensed financial statements of the Debtors are presented below:

Unaudited Combined Condensed Balance Sheet

June 30, 2009
(In thousands)
Net investment in real estate	$24,819,180
Cash and cash equivalents	501,304
Accounts and notes receivable, net	327,160
Other	1,032,506
Total Assets	26,680,150

Liabilities not subject to compromise:
Mortgages, notes and loans payable	400,000
Deferred tax liabilities	892,277
Investment in and loans to/from Unconsolidated
Real Estate Affiliates	32,282
Accounts payable and accrued expenses	808,959
Liabilities subject to compromise	22,393,495
Total redeemable non-controlling interest	158,926
Equity	1,994,211
Total Liabilities and Equity	$26,680,150

Unaudited Combined Condensed Statement of Operations

May 1, 2009 to June 30, 2009
(In thousands)
Operating Revenues	$423,266
Operating Expenses	360,801
Operating Income	62,465
Interest expense, net	(193,172)
Provision for income taxes	(646)
Equity in income of Real Estate Affiliates	22,158
Reorganization items	(29,492)
Net loss	(138,687)
Discontinued operations	1
Allocation to noncontrolling interests	323
Net loss attributable to common stockholders	$(138,363)

As described above, since the Debtors commenced their respective Chapter 11 Cases on two different dates in April, the combined condensed statements of operations and cash flows have been presented from the period May 1 to June 30, 2009.

Unaudited Combined Condensed Statement of Cash Flows

May 1, 2009 to June 30, 2009
(In thousands)
Net cash provided by:
Operating activities	$304,183
Investing activities	(53,240)
Financing activities	188,225
Net increase in cash and cash equivalents	439,168
Cash and cash equivalents, beginning of period	62,136
Cash and cash equivalents, end of period	$501,304

Cash paid for reorganization items	$2,550

As of June 30, 2009, the aggregate inter-company amounts due (to) from the Debtors were $555.7 million.

Classification of Liabilities Not Subject to Compromise

Liabilities not subject to compromise include: (1) liabilities held by Non-Debtor entities; (2) liabilities incurred after the Petition Date; (3) pre-petition date liabilities that the Debtors expect to pay in full, even though certain of these amounts may not be paid until a plan of reorganization is approved; (4) liabilities related to pre-petition contracts that affirmatively have not been rejected; and (5) pre-petition date liabilities that have been approved for payment by the Bankruptcy Court and that the Debtors expect to pay (in advance of a plan of reorganization) over the next twelve month period in the ordinary course of business, including certain employee related items (salaries, vacation and medical benefits).

All liabilities incurred prior to the Petition Date other than those specified above are considered liabilities subject to compromise. The amounts of the various categories of liabilities that are subject to compromise are set forth below. These amounts represent the Company’s estimates of known or potential pre-petition date claims that are likely to be resolved in connection with the bankruptcy filings. Such claims remain subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of any collateral securing claims, proofs of claim, or other events. There can be no assurance that the liabilities of the Debtors will not be found to exceed the fair value of their assets. This could result in claims being paid at less than 100% of their face value and the equity of the Company’s stockholders being diluted or eliminated entirely. The amounts subject to compromise consisted of the following items:

June 30, 2009
(In thousands)
Mortgages and secured notes	$15,844,329
Unsecured senior notes	5,990,253
Accounts payable and accrued liabilities	558,913
Total liabilities subject to compromise	$22,393,495

The classification of liabilities “not subject to compromise” versus liabilities “subject to compromise” is based on currently available information and analysis. As the Chapter 11 Cases proceed and additional information and analysis is completed, or as the Bankruptcy Court rules on relevant matters, the classification of amounts between these two categories may change. The amount of any such changes could be significant.

Reorganization Items

Reorganization items under the bankruptcy filings are expense or income items that were incurred or realized by the Debtors as a result of the Chapter 11 Cases and are presented separately in the Consolidated Statements of Income and Comprehensive Income and in the unaudited condensed combined statements of operations of the Debtors presented above. These items include professional fees and similar types of expenses incurred directly related to the bankruptcy filings, loss accruals or gains or losses resulting from activities of the reorganization process, and interest earned on cash accumulated by the Debtors.

Reorganization items are as follows:

Reorganization Items	Post-Petition period ended June 30, 2009
(In thousands)
Gains on liabilities subject to compromise (1)	$(2,379)
Interest income (2)	(7)
U.S. Trustee fees (3)	1,097
Restructuring costs	26,207
Debtor In Possession financing costs	8,808
Total reorganization items	$33,726

(1)               This amount primarily includes repudiation, rejection or termination of contracts or guarantee of obligations. For the period ended June 30, 2009, such gains reflect agreements reached with certain critical vendors (as defined), which were ratified by the Bankruptcy Court and for which payments on an installment basis began in July, 2009.

(2)               Interest income primarily reflects amounts earned on cash accumulated as a result of our Chapter 11 cases.

(3)               Estimate of fees due remain subject to confirmation and review by the Office of the United States Trustee (“U.S. Trustee”).

Reclassifications and Adoption of New Accounting Pronouncements

Certain amounts in the 2008 Consolidated Financial Statements have been reclassified to conform to the current period presentation. In addition, as of January 1, 2009 we adopted the following two accounting pronouncements that required retrospective application, in which all periods presented reflect the necessary changes.

As of January 1, 2009, we adopted FASB Staff Position No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash Upon Conversion (including Partial Cash Settlement)” (“FSP 14-1”) which required us to separately account for the liability and equity components of our Exchangeable Senior Notes in a manner that reflects the nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The impact of the required retrospective application of FSP 14-1 on our consolidated financial statements is that the Exchangeable Senior Notes have been reflected as originally being issued at a discount, with such discount being reflected in subsequent periods as a non-cash increase in interest expense. Below is a summary of the effects of the retrospective application of FSP 14-1 on the consolidated financial statements and the Exchangeable Senior Notes.

	June 30, 2009	December 31, 2008
	(In thousands)
Balance Sheet:
Principal amount of liability	$1,550,000	$1,550,000
Unamortized discount	(83,287)	(96,736)
Carrying amount of liability component	$1,466,713	$1,453,264

Carrying amount of equity component	$139,882	$139,882

	For the Three Months Ended June 30, 2009	For the Three Months Ended June 30, 2008
	(In thousands)
Income Statement:
Coupon interest	$15,423	$15,423
Discount amortization - FSP 14-1	6,757	6,360
Total interest	$22,180	$21,783

Effective interest rate	5.62%	5.62%

	For the Six Months Ended June 30, 2009	For the Six Months Ended June 30, 2008
	(In thousands)
Income Statement:
Coupon interest	$30,845	$30,845
Discount amortization - FSP 14-1	13,449	12,658
Total interest	$44,294	$43,503

Effective interest rate	5.62%	5.62%

	As Previously Reported	Impact of	Current Presentation
Balance Sheet	December 31, 2008	FSP 14-1	December 31, 2008
	(In thousands)
Mortgages, notes and loans payable	$24,853,313	$(96,736)	$24,756,577

	As Previously Reported			Current Presentation
	For the Three Months Ended		Impact of	For the Three Months Ended
Income Statement	June 30, 2008		FSP 14-1	June 30, 2008
	(In thousands)
Interest expense	$312,943		$6,360	$319,303
Allocation to noncontrolling interests	10,210	*	(1,029)	9,181
Net income attributable to common stockholders	34,082		(5,331)	28,751

Basic and Diluted Earnings Per Share	$0.13		$(0.01)	$0.12

*Includes the effect of SFAS #160 on the presentation of noncontrolling interests.  See below for further detail.

	As Previously Reported			Current Presentation
	For the Six Months Ended		Impact of	For the Six Months Ended
Income Statement	June 30, 2008		FSP 14-1	June 30, 2008
	(In thousands)
Interest expense	$632,337		$12,658	$644,995
Allocation to noncontrolling interests	15,531	*	(2,131)	13,400
Net income attributable to common stockholders	42,640		(10,527)	32,113

Basic and Diluted Earnings Per Share	$0.17		$(0.02)	$0.15

*Includes the effect of SFAS #160 on the presentation of noncontrolling interests.  See below for further detail.

As of January 1, 2009, we adopted SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS 160”) which changed the reporting for minority interests in our consolidated joint ventures by re-characterizing them as noncontrolling interests and re-classifying certain of such minority interests as a component of permanent equity in our Consolidated Balance Sheets. The minority interests related to our common and preferred operating partnership units have been re-characterized as redeemable noncontrolling interests and will remain as temporary equity at a mezzanine level per EITF Topic No. D-98, “Classification and Measurement of Redeemable Securities” (“Topic D-98”), in our Consolidated Balance Sheets presented at the greater of the carrying amount adjusted for the noncontrolling interest’s share of the allocation of income or loss (and its share of other comprehensive income or loss) and dividends or the fair value as of each measurement date subsequent to the measurement date.  The excess of the fair value over the carrying value from period to period would be charged to Additional paid-in capital on our Consolidated Balance Sheets. SFAS 160 also changed the presentation of the income allocated to minority interests by re-characterizing it as allocations to noncontrolling interests and re-classifying such income as an adjustment to net income to arrive at net income attributable to common stockholders.

As of June 30, 2009, we adopted Staff Position (FSP) FAS 107-1, “Interim Fair Value Disclosures for Financial Instruments” (“FSP FAS 107-1”) which required us to provide fair value disclosures for our financial instruments in interim periods.   As a result of the Company’s Chapter 11 filing, the fair value for the outstanding debt that is included in liabilities subject to compromise in our consolidated balance sheets cannot be reasonably determined.  With respect to the outstanding $3.04 billion of mortgages, notes and loans payable that are not subject to compromise at June 30, 2009, the carrying value approximated the fair value at December 31, 2008, with the exception of the DIP Facility that was entered into in May 2009.  As of June 30, 2009, there is no available market data that would warrant a change in this conclusion from our year end assessment. This fair value was estimated for financial statement reporting purposes and should not be used to value the Company’s securities for any other purposes, including the Chapter 11 Cases.

As of June 30, 2009, we adopted SFAS No. 165, “Subsequent Events” (“SFAS 165”) which provides guidance on our assessment of subsequent events.  The new standard clarifies that we must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” We performed our assessment of subsequent events through August 7, 2009 and all material events or transactions since June 30, 2009 have been integrated into our disclosures in the accompanying consolidated financial statements.

Noncontrolling Interests

The holders of the Common Units share equally with our common stockholders on a per share basis in any distributions by the Operating Partnership on the basis that one Common Unit is equivalent to one share of GGP common stock. Under certain circumstances, the Common Units (other than Common Units held by the parties to the Rights Agreement dated July 27, 1993, as described below) can be redeemed at the option of the holders for cash or, at our election, shares of GGP common stock on a one-for-one basis. Upon receipt of a request for redemption by a holder of such Common Units, the Company, as general partner of the Operating Partnership, has the option to pay the redemption price for such Common Units with shares of common stock of the Company (subject to certain conditions), or in cash, on a one-for-one basis with a cash redemption price equivalent to the market price of one share of common stock of the Company at the time of redemption. Parties to the Rights Agreement dated July 27, 1993 (the “Rights Agreement”) have the right to redeem the Common Units covered by such agreement for shares of GGP Common Stock on a one-for-one basis until they and certain affiliates own 25% of the outstanding shares of GGP Common Stock, at which point such parties have the right, subject to certain limitations, to require the Company to purchase any additional Common Units subject to the agreement.  The Company may elect to pay for such Common Units in cash or in shares of GGP Common Stock at the Company’s election and subject to certain limitations. All prior requests for redemption of Common Units have been fulfilled with shares of the Company’s common stock. Notwithstanding this historical practice, the aggregate amount of cash that would have been paid to the holders of the outstanding Common Units as of June 30, 2009 if such holders had requested redemption of the Common Units as of June 30, 2009, and all such Common Units were redeemed (or purchased in the case of the Rights Agreement) for cash, would have been $13.3 million. We do not have the requisite Bankruptcy Court approvals necessary to redeem Common Units for cash or shares of GGP common stock.  In addition, certain conditions necessary for the issuance of GGP common stock to redeem Common Units have not been satisfied and we may not have the liquidity necessary to redeem Common Units for cash.  As of June 30, 2009, the redeemable noncontrolling interests are presented in our Consolidated Balance Sheets at carrying value because the carrying value of the units was greater than the conversion value of the units based on the stock price at June 30, 2009.  The following table reflects the activity of the redeemable noncontrolling interests for the six months ended June 30, 2009 and 2008.

(In thousands)
Balance at December 31, 2007 (as adjusted)	$2,358,901
Net income	12,307
Distributions	(57,649)
Conversion of operating partnership units into common shares	(706)
Other comprehensive loss	2,476
Adjustment for noncontrolling interests in operating partnership	114,716
Adjust redeemable noncontrolling interests fair value per SFAS 160	(423,334)
Balance at June 30, 2008	$2,006,711

Balance at December 31, 2008 (as adjusted)	$499,925
Net loss	(9,545)
Distributions	(4,670)
Conversion of operating partnership units into common shares	(324,488)
Other comprehensive income	9,831
Adjustment for noncontrolling interests in operating partnership	(12,128)
Balance at June 30, 2009	$158,925

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

The continuing deterioration of the economy in general and our financial condition specifically has led to further tests for impairment indicators of prospective redevelopment and development projects. Accordingly, we recorded an impairment charge of $55.9 million for the three months ended June 30, 2009 related to our residential development project, Nouvelle at Natick (Massachusetts), which was calculated using a discounted cash flow analysis (at a 12% discount rate) incorporating available market information and other management assumptions.  Significant factors in the determination of the Nouvelle at Natick impairment charge were the change in management’s intent and business strategy with respect to marketing and pricing, reduced potential of future price increases and the likelihood that the period to complete unit sales will need to be extended. In addition, we recorded impairment charges of $7.1 million for the three months ended June 30, 2009 and $0.2 million for the three months ended June 30, 2008 related to the write down of various pre-development costs that were determined to be non-recoverable due to the related projects being terminated.  Based on our evaluations, no additional provisions for impairment were recorded for the three months ended June 30, 2009, although the following provisions were recorded for the three months ended March 31, 2009 and therefore impact the six months ended June 30, 2009.

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

For the three months ended March 31, 2009, we recognized impairment charges of $24.2 million for our development project in Allen, Texas, and $6.7 million related to our development project in Redlands, California, both of which were calculated using projected sales price analysis, incorporating available market information including comparable sales. We also recognized impairment charges of $16.6 million for the three months ended March 31, 2009 related to the write down of various pre-development costs that were determined to be non-recoverable due to the related projects being terminated.

We recorded an impairment charge of $52.8 million for the three months ended March 31, 2009 related to our Fairwood master planned community, which was calculated using a projected sales price analysis related to an existing sales contract for a large bulk sale of lots that closed during the second quarter of 2009.

All of these impairment charges are included in provisions for impairment in our consolidated financial statements for the three and six months ended June 30, 2009.

No other impairments of our investment in real estate were recorded.

Investment in Unconsolidated Real Estate Affiliates

Per Accounting Principles Board (“APB”) Opinion No. 18, “The Equity Method of Accounting for Investments in Common Stock,” a series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the Unconsolidated Real Estate Affiliates has occurred which is other-than-temporary. The investment in each of the Unconsolidated Real Estate Affiliates is evaluated for recoverability and valuation declines that are other than temporary periodically and as deemed necessary. Accordingly, in addition to the property-specific impairment analysis that we perform on the investment properties owned by such joint ventures (as part of our investment property impairment process described above), we also considered the ownership and distribution preferences and limitations and rights to sell and repurchase of our ownership interests. Based on such evaluations, no provisions for impairment of our investments in Unconsolidated Real Estate Affiliates were recorded for the three and six months ended June 30, 2009 and 2008.

Goodwill

The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill has been recognized and allocated to specific properties in our Retail and Other Segment since each individual rental property or each operating property is an operating segment and considered a reporting unit. Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”), states that goodwill should be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. As of March 31, 2009 and June 30, 2009, we performed interim impairment tests of goodwill as changes in current market and economic conditions during the first and second quarter of 2009 indicated an impairment of the asset might have occurred. We perform this test by first comparing the estimated fair value of each property with our book value of the property, including, if applicable, its allocated portion of aggregate goodwill. We assess fair value based on estimated cash flow projections that utilize appropriate discount and capitalization rates and available market information which are generally unobservable in the market place (Level 3 inputs) under SFAS 157. Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions. If the book value of a property, including its goodwill, exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In this second step, if the implied fair value of goodwill is less than the book value of goodwill, an impairment charge is recorded. Based on our testing methodology, we recorded a provision for impairment of goodwill of $19.4 million for the three months ended June 30, 2009 in addition to the $109.4 million that we recorded for the three months ended March 31, 2009. These impairments were primarily driven by continued increases in capitalization rate assumptions during 2009 and reduced estimates of NOI, primarily due to the ongoing downturn in the real estate market.  No impairments of goodwill were recorded for the three and six months ended June 30, 2008.

General

We can provide no assurance that material impairment charges with respect to operating properties, Unconsolidated Real Estate Affiliates, construction in progress, property held for development and sale or goodwill will not occur in future periods. Our tests for impairment at June 30, 2009 were based on the most current information available to us. If the conditions mentioned above deteriorate further, or if our plans regarding our assets change, particularly due to our Chapter 11 Cases, subsequent tests for impairment could result in additional impairment charges in the future. Furthermore, certain of our properties had fair values less than their carrying amounts. However, based on the Company’s plans with respect to those properties, we believe that the carrying amounts are recoverable and therefore, under applicable GAAP guidance, no additional impairments were taken. Accordingly, we will continue to monitor circumstances and events in future periods to determine whether additional impairments are warranted.

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

SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include:  Level 1, defined as observable inputs such as quoted prices in active markets; Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.  The asset’s or liability’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.

The following table summarizes our liabilities that are measured at fair value on a recurring basis:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
	(In thousands)
Liabilities:
Interest Rate Caps (1)	$2,182	$—	$—	$2,182
	$2,182	$—	$—	$2,182

(1) The Credit Valuation Adjustment (“CVA”) is one component in the overall valuation of derivative instruments. The CVA is calculated using credit spreads that are generally unobservable in the market place (Level 3 inputs). The CVA was deemed to be a significant component of the valuation; therefore the entire balance of the derivative is classified as Level 3.

The following table summarizes the change in our liabilities that are measured at fair value.

	Interest Rate Swaps	Interest Rate Caps	Total
	(In thousands)

Balance at January 1, 2009	$27,715	$2,508	$30,222
Included in other comprehensive (loss) income	—	(102)	(102)
Included in earnings (1)	(13,134)	—	(13,134)
Balance at March 31, 2009	14,581	2,406	16,987
Included in other comprehensive (loss) income	—	(224)	(224)
Included in earnings (1)	(14,581)	—	(14,581)
Balance at June 30, 2009	$—	$2,182	$2,182

(1) See discussion of termination of interest rate swaps below under “Derivative Financial Instruments.”

The following table summarizes our assets that are measured at fair value on a nonrecurring basis:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Gains (Losses)
	(In thousands)
Investments in real estate: (1)
Allen, TX development	$29,511	$—	$29,511	$—	$(24,166)
Fairwood MPC	12,629	—	12,629	—	(52,769)
Owings Mills Mall	38,068	—	—	38,068	(40,308)
Redlands, CA development	6,727	—	—	6,727	(6,747)
River Falls Mall	22,003	—	—	22,003	(81,114)
Nouvelle at Natick development	64,661	—	—	64,661	(55,923)
	$173,599	$—	$42,140	$131,459	$(261,027)

(1) See discussion of unobservable inputs in the impairment analysis above under “Impairment.”

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

During the first quarter of 2009, our interest rate swaps no longer qualified as highly effective and therefore no longer qualified for hedge accounting treatment as the Company made the decision not to pay future settlement payments under such swaps. As a result of the terminations of the swaps, we reduced the liability associated with these derivative financial instruments during the first and second quarter of 2009, which is included in interest expense in our consolidated financial statements, which for the three and six months ended June 30, 2009 was a reduction in interest expense of $14.6 million and $27.7 million, respectively. As the interest payments on the hedged debt remain probable, the net balance in the gain or loss in accumulated other comprehensive (loss) income of $(27.7) million that existed as of December 31, 2008 remains in accumulated other comprehensive (loss) income and is amortized to interest expense as the hedged forecasted transactions impact earnings or are deemed probable not to occur. The amortization of the accumulated other comprehensive (loss) income for the three and six months ended June 30, 2009 was $4.5 million and $9.0 million of additional interest expense.

Under interest rate cap agreements, we make initial premium payments to the counterparties in exchange for the right to receive payments from them if interest rates exceed specified levels during the agreement period. Notional principal amounts are used to express the volume of these transactions, but the cash requirements and amounts subject to credit risk are substantially less. As of June 30, 2009, we had three outstanding interest rate cap derivatives that were designated as cash flow hedges of interest rate risk with a notional value of $967.5 million.

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

Revenue Recognition and Related Matters

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates and accretion related to above and below-market tenant leases on acquired properties. Termination income recognized was $9.3 million for the three months ended June 30, 2009, $16.6 million for the six months ended June 30, 2009; $6.5 million for the three months ended June 30, 2008 and $25.0 million for the six months ended June 30, 2008. Net accretion related to above and below-market tenant leases was $2.5 million for the three months ended June 30, 2009, $3.4 million for the six months ended June 30, 2009, $2.8 million for the three months ended June 30, 2008 and $8.7 million for the six months ended June 30, 2008.

Straight-line rent receivables, which represent the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases, of $246.9 million as of June 30, 2009 and $228.1 million as of December 31, 2008, are included in Accounts and notes receivable, net in our consolidated financial statements.

Percentage rent in lieu of fixed minimum rent received from tenants was $13.6 million for the three months ended June 30, 2009, $24.8 million for the six months ended June 30, 2009, $12.1 million for the three months ended June 30, 2008 and $23.3 million for the six months ended June 30, 2008, and is included in Minimum rents in our consolidated financial statements.

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

Earnings Per Share (“EPS”)

Information related to our EPS calculations is summarized as follows:

	Three Months Ended June 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
	(In thousands)
Numerators:
(Loss) income from continuing operations	$(158,581)	(158,581)	$872	$872
Discontinued operations - loss on dispositions	—	—	37,060	37,060
Net (loss) income	(158,581)	(158,581)	37,932	37,932
Allocation to noncontrolling interests	179	179	(9,181)	(9,181)
Net (loss) income attributable to common stockholders	$(158,402)	$(158,402)	$28,751	$28,751

Denominators:
Weighted average number of common shares outstanding - basic	312,337	312,337	267,369	267,369
Effect of dilutive securities - stock options	—	—	—	—
Weighted average number of common shares outstanding - diluted	312,337	312,337	267,369	267,369

	Six Months Ended June 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
	(In thousands)
Numerators:
(Loss) income from continuing operations	$(562,725)	(562,725)	$8,453	$8,453
Discontinued operations - gains (loss) on dispositions	(55)	(55)	37,060	37,060
Net (loss) income	(562,780)	(562,780)	45,513	45,513
Allocation to noncontrolling interests	8,299	8,299	(13,400)	(13,400)
Net income available to common stockholders	$(554,481)	$(554,481)	$32,113	$32,113

Denominators:
Weighted average number of common shares outstanding	311,606	311,606	256,067	256,067
Effect of dilutive securities - stock options	—	—	—	186
Weighted average number of common shares outstanding	311,606	311,606	256,067	256,253

Diluted EPS excludes options where the exercise price was higher than the average market price of our common stock, and therefore would have an anti-dilutive effect, and options for which vesting requirements were not satisfied.  Such options totaled 4,242,100 shares as of June 30, 2009, and 4,772,065 shares as of June 30, 2008. Outstanding Common Units have also been excluded from the diluted earnings per share calculation because including such Common Units would also require that the share of GGPLP income attributable to such Common Units be added back to net income therefore resulting in no effect on EPS. Finally, the affect of the exchange feature of the exchangeable senior notes that were issued in April 2007 are also excluded from EPS because the conditions for exchange were not satisfied as of June 30, 2008, and while the conditions for exchange were met as of June 30, 2009, as a result of the Chapter 11 Cases, the holders of such notes are stayed from exercising such exchange rights absent an order from the Bankruptcy Court.

Transactions with Affiliates

Management and other fees primarily represent management and leasing fees, development fees, financing fees and fees for other ancillary services performed for the benefit of certain of the Unconsolidated Real Estate Affiliates and for properties owned by third parties. Fees earned from the Unconsolidated Properties totaled $14.3 million for the three months ended June 30, 2009, $31.2 million for the six months ended June 30, 2009, $17.6 million for the three months ended June 30, 2008 and $37.3 million for the six months ended June 30, 2008. Such fees are recognized as revenue when earned.

NOTE 2                 INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes our intangible assets and liabilities:

	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount
	(In thousands)
As of June 30, 2009
Tenant leases:
In-place value	$613,093	$(379,416)	$233,677
Above-market	101,732	(60,182)	41,550
Below-market	(190,029)	114,387	(75,642)
Ground leases:
Above-market	(16,968)	2,187	(14,781)
Below-market	271,602	(26,987)	244,615
Real estate tax stabilization agreement	91,879	(18,309)	73,570

As of December 31, 2008
Tenant leases:
In-place value	$637,791	$(381,027)	$256,764
Above-market	117,239	(65,931)	51,308
Below-market	(199,406)	110,650	(88,756)
Ground leases:
Above-market	(16,968)	1,951	(15,017)
Below-market	271,602	(24,049)	247,553
Real estate tax stabilization agreement	91,879	(16,348)	75,531

The gross asset balances of the in-place value of tenant leases are included in Buildings and equipment in our Consolidated Balance Sheets. The above-market and below-market tenant and ground leases are included in prepaid expenses and other assets and Accounts payable and accrued expenses (Note 7) in our consolidated financial statements.

Amortization/accretion of these intangible assets and liabilities, and similar assets and liabilities from our Unconsolidated Real Estate Affiliates at our share, decreased our income (excluding the impact of noncontrolling interests and the provision for income taxes) by $8.4 million for the three months ended June 30, 2009, $22.9 million for the six months ended June 30, 2009, $16.4 million for the three months ended June 30, 2008 and $34.1 million for the six months ended June 30, 2008.

Future amortization, including our share of such items from Unconsolidated Real Estate Affiliates, is estimated to decrease income (excluding the impact of noncontrolling interests and the provision for income taxes) by approximately $65.1 million in 2009, $55.5 million in 2010, $46.3 million in 2011, $38.3 million in 2012 and $32.2 million in 2013.

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

In certain circumstances, we have debt obligations in excess of our pro rata share of the debt of our Unconsolidated Real Estate Affiliates (“Retained Debt”). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness of such Unconsolidated Real Estate Affiliates. The proceeds of the Retained Debt which are distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates. In the event that the Unconsolidated Real Estate Affiliates do not generate sufficient cash flow to pay debt service, by agreement with our partners, our distributions may be reduced or we may be required to contribute funds in an amount equal to the debt service on Retained Debt. Such Retained Debt totaled $159.5 million as of June 30, 2009 and $160.8 million as of December 31, 2008, and has been reflected as a reduction in our investment in Unconsolidated Real Estate Affiliates. In certain other circumstances, the Company, in connection with the debt obligations of certain Unconsolidated Real Estate Affiliates, has agreed to provide supplemental guarantees or master-lease commitments to provide to the debt holders additional credit-enhancement or security.  As of June 30, 2009, we do not expect to be required to perform pursuant to any of such supplemental credit-enhancement provisions for our Unconsolidated Real Estate Affiliates.

Generally, we anticipate that the 2009 operations of our joint venture properties will support the operational cash needs of the properties, including debt service payments.  In June and July, 2009 we made capital contributions of $28.7 million and $57.5 million, respectively, to fund our portion of $172.2 million of joint venture mortgage debt which had reached maturity. However, based on our Chapter 11 Cases (Note 1) of the Company, there can be no assurance that we will have the ability to fully fund capital requirements of all of our joint ventures if the needs arise.

The significant accounting policies used by the Unconsolidated Real Estate Affiliates are the same as ours.

Condensed Combined Financial Information of Unconsolidated Real Estate Affiliates

Following is summarized financial information for our Unconsolidated Real Estate Affiliates as of June 30, 2009 and December 31, 2008 and for the three and six months ended June 30, 2009 and 2008.

	June 30, 2009	December 31, 2008
	(In thousands)
Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates
Assets:
Land	$874,186	$863,965
Buildings and equipment	7,751,737	7,558,344
Less accumulated depreciation	(1,640,589)	(1,524,121)
Developments in progress	519,635	549,719
Net property and equipment	7,504,969	7,447,907
Investment in unconsolidated joint ventures	327,528	241,786
Investment property and property held for development and sale	278,937	282,636
Net investment in real estate	8,111,434	7,972,329
Cash and cash equivalents	218,747	231,500
Accounts and notes receivable, net	144,961	163,749
Deferred expenses, net	178,484	173,213
Prepaid expenses and other assets	351,386	225,809
Total assets	$9,005,012	$8,766,600

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$6,496,540	$6,411,631
Accounts payable, accrued expenses and other liabilities	482,127	513,538
Owners’ equity	2,026,345	1,841,431
Total liabilities and owners’ equity	$9,005,012	$8,766,600

Investment In and Loans To/From Unconsolidated Real Estate Affiliates, Net:
Owners’ equity	$2,026,345	$1,841,431
Less joint venture partners’ equity	(1,014,708)	(915,690)
Capital or basis differences and loans	888,437	911,894
Investment in and loans to/from
Unconsolidated Real Estate Affiliates, net	$1,900,074	$1,837,635

Reconciliation - Investment In and Loans To/From Unconsolidated Real Estate Affiliates:
Asset - Investment in and loans to/from
Unconsolidated Real Estate Affiliates	$1,932,356	$1,869,929
Liability - Investment in and loans to/from
Unconsolidated Real Estate Affiliates	(32,282)	(32,294)
Investment in and loans to/from
Unconsolidated Real Estate Affiliates, net	$1,900,074	$1,837,635

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates
Revenues:
Minimum rents	$190,136	$184,462	$379,796	$370,588
Tenant recoveries	82,250	83,643	168,847	166,184
Overage rents	1,500	2,883	3,059	5,238
Land sales	25,560	33,909	35,276	77,943
Management and other fees	9,105	29,137	16,422	55,352
Other	23,584	11,357	46,749	21,780
Total revenues	332,135	345,391	650,149	697,085

Expenses:
Real estate taxes	24,787	25,027	51,864	49,025
Repairs and maintenance	17,111	18,965	35,633	38,786
Marketing	2,606	3,380	5,724	8,127
Other property operating costs	53,170	60,686	108,979	118,692
Land sales operations	17,469	18,927	27,566	45,327
Provision for doubtful accounts	3,715	1,014	6,307	1,629
Property management and other costs	19,245	20,959	38,020	41,196
General and administrative	5,005	5,178	13,124	11,359
Provisions for impairment	3,559	—	6,459	—
Depreciation and amortization	66,104	62,061	133,577	119,651
Total expenses	212,771	216,197	427,253	433,792
Operating income	119,364	129,194	222,896	263,293

Interest income	1,628	3,175	3,396	6,606
Interest expense	(86,710)	(87,294)	(171,355)	(171,865)
Provision for income taxes	(729)	(1,571)	(969)	(3,331)
Equity in income of unconsolidated joint ventures	9,454	13,002	17,227	19,393
Income from continuing operations	43,007	56,506	71,195	114,096
Net income	43,007	56,506	71,195	114,096
Allocation to noncontrolling interests	(638)	(44)	(925)	31
Net income attributable to joint venture partners	$42,369	$56,462	$70,270	$114,127

Equity In Income of Unconsolidated Real Estate Affiliates:
Net income attributable to joint venture partners	$42,369	$56,462	$70,270	$114,127
Joint venture partners’ share of income	(21,723)	(29,522)	(36,788)	(59,449)
Amortization of capital or basis differences	(4,015)	(5,375)	(9,011)	(8,999)
Elimination of Unconsolidated Real Estate Affiliates loan interest	(292)	(420)	(594)	(706)
Equity in income of Unconsolidated Real Estate Affiliates	$16,339	$21,145	$23,877	$44,973

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

	GGP/Homart II
	June 30,	December 31,
	2009	2008
	(In thousands)
Assets:
Land	$239,481	$239,481
Buildings and equipment	2,810,544	2,761,838
Less accumulated depreciation	(524,547)	(482,683)
Developments in progress	21,123	85,676
Net investment in real estate	2,546,601	2,604,312
Cash and cash equivalents	32,023	42,836
Accounts and notes receivable, net	44,862	45,025
Deferred expenses, net	97,114	84,902
Prepaid expenses and other assets	20,679	27,411
Total assets	$2,741,279	$2,804,486

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$2,257,866	$2,269,989
Accounts payable, accrued expenses and other liabilities	63,641	80,803
Owners’ equity	419,772	453,694
Total liabilities and owners’ equity	$2,741,279	$2,804,486

	GGP/Homart II		GGP/Homart II
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Revenues:
Minimum rents	$60,482	$59,672	$122,107	$120,666
Tenant recoveries	26,942	27,578	55,742	55,075
Overage rents	363	615	884	928
Other	1,518	2,286	3,476	4,485
Total revenues	89,305	90,151	182,209	181,154

Expenses:
Real estate taxes	7,453	8,278	16,768	16,412
Repairs and maintenance	5,122	6,384	11,021	12,879
Marketing	1,084	1,362	2,250	2,877
Other property operating costs	9,467	10,226	19,287	21,491
Provision for doubtful accounts	1,265	314	2,001	292
Property management and other costs	5,497	5,741	11,260	11,324
General and administrative	85	212	210	1,871
Provisions for impairment	3,183	—	3,694	—
Depreciation and amortization	23,303	23,233	48,051	45,077
Total expenses	56,459	55,750	114,542	112,223
Operating income	32,846	34,401	67,667	68,931

Interest income	1,277	2,045	2,620	3,885
Interest expense	(31,200)	(33,092)	(61,458)	(64,038)
Provision for income taxes	(443)	(723)	(549)	(1,770)
Net income	2,480	2,631	8,280	7,008
Allocation to noncontrolling interests	(6)	(1)	(4)	(5)
Net income attributable to joint venture partners	$2,474	$2,630	$8,276	$7,003

	GGP/Teachers
	June 30,	December 31,
	2009	2008
	(In thousands)
Assets:
Land	$175,344	$177,740
Buildings and equipment	1,090,136	1,076,748
Less accumulated depreciation	(160,590)	(145,101)
Developments in progress	41,888	54,453
Net investment in real estate	1,146,778	1,163,840
Cash and cash equivalents	10,392	7,148
Accounts and notes receivable, net	16,331	16,675
Deferred expenses, net	21,973	20,011
Prepaid expenses and other assets	20,140	17,097
Total assets	$1,215,614	$1,224,771

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$1,016,081	$1,020,825
Accounts payable, accrued expenses and other liabilities	29,954	40,787
Owners’ equity	169,579	163,159
Total liabilities and owners’ equity	$1,215,614	$1,224,771

	GGP/Teachers		GGP/Teachers
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Revenues:
Minimum rents	$25,865	$28,355	$52,104	$57,434
Tenant recoveries	12,118	12,891	25,011	24,793
Overage rents	208	606	365	1,315
Other	570	592	1,063	1,101
Total revenues	38,761	42,444	78,543	84,643

Expenses:
Real estate taxes	3,751	3,211	7,412	5,756
Repairs and maintenance	2,253	2,432	4,927	5,198
Marketing	511	455	1,112	1,282
Other property operating costs	4,573	4,979	9,269	10,199
Provision for doubtful accounts	321	151	951	163
Property management and other costs	2,272	2,349	4,569	4,709
General and administrative	70	46	134	106
Provisions for impairment	17	—	17	—
Depreciation and amortization	9,351	8,615	19,591	17,100
Total expenses	23,119	22,238	47,982	44,513
Operating income	15,642	20,206	30,561	40,130

Interest income	1	61	3	169
Interest expense	(13,687)	(13,811)	(27,331)	(27,661)
Provision for income taxes	(40)	(56)	(42)	(138)
Net income attributable to joint venture partners	$1,916	$6,400	$3,191	$12,500

	The Woodlands Partnership
	June 30,	December 31,
	2009	2008
	(In thousands)
Assets:
Land	$21,941	$16,573
Buildings and equipment	101,884	60,130
Less accumulated depreciation	(13,099)	(11,665)
Developments in progress	53,900	71,124
Investment property and property held for development and sale	278,937	282,636
Net investment in real estate	443,563	418,798
Cash and cash equivalents	14,798	45,710
Accounts and notes receivable, net	9,261	20,420
Deferred expenses, net	449	1,268
Prepaid expenses and other assets	99,324	93,538
Total assets	$567,395	$579,734

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$311,054	$318,930
Accounts payable, accrued expenses and other liabilities	68,357	74,067
Owners’ equity	187,984	186,737
Total liabilities and owners’ equity	$567,395	$579,734

	The Woodlands Partnership		The Woodlands Partnership
	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Revenues:
Minimum rents	$1,606	$887	$2,918	$1,135
Land sales	25,560	33,909	35,276	77,943
Other	2,545	2,487	4,825	5,609
Total revenues	29,711	37,283	43,019	84,687

Expenses:
Real estate taxes	170	225	261	407
Repairs and maintenance	199	169	448	244
Other property operating costs	4,279	5,101	8,123	9,369
Land sales operations	17,469	18,927	27,566	45,327
Depreciation and amortization	709	576	1,434	1,303
Total expenses	22,826	24,998	37,832	56,650
Operating (loss) income	6,885	12,285	5,187	28,037

Interest income	148	192	358	386
Interest expense	(997)	(1,485)	(1,892)	(2,766)
Provision for income taxes	(184)	(179)	(268)	(513)
Net income attributable to joint venture partners	$5,852	$10,813	$3,385	$25,144

NOTE 4                 MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	June 30,	December 31,
	2009	2008
	(In thousands)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$15,678,288	$15,538,825
Corporate and other unsecured term loans	3,716,968	3,701,615

Total fixed-rate debt	19,395,256	19,240,440

Variable-rate debt:
Collateralized mortgages, notes and loans payable	2,695,876	2,732,437
Corporate and other unsecured term loans	2,783,700	2,783,700

Total variable-rate debt	5,479,576	5,516,137

Total mortgages, notes and loans payable	$24,874,832	$24,756,577

As previously discussed, on April 16 and 22, 2009, the Debtors filed voluntary petitions for relief under Chapter 11, which triggered defaults on substantially all debt obligations of the Debtors. However, under section 362 of Chapter 11, the filing of a bankruptcy petition automatically stays most actions against the debtor’s estate. Absent an order of the Bankruptcy Court, these pre-petition liabilities are subject to settlement under a plan of reorganization, and therefore are presented as Liabilities subject to compromise on the Consolidated Balance Sheet.  Of the total amount of debt presented above, $3.04 billion is not subject to compromise, consisting primarily of the collateralized mortgages of Non-Debtors and the DIP Facility as defined and described below.

The weighted-average interest rate, including the effects of interest rate swaps, excluding the effects of deferred finance costs and using the contract rate prior to any defaults on such loans, on our mortgages, notes and loans payable was 5.33% at June 30, 2009 and 5.36% at December 31, 2008. Our mortgages, notes and loans payable have various maturities through 2095. The weighted-average remaining term of our mortgages, notes and loans payable, excluding the affect of any acceleration triggered by our Chapter 11 Cases but precluded by the protection afforded the Debtors, was 2.56 years as of June 30, 2009. The weighted average interest rate, using the contract rate prior to any defaults on such loans, on the remaining corporate unsecured fixed and variable rate debt and the revolving credit facility was 4.32% at June 30, 2009 and 4.29% at December 31, 2008.

As of June 30, 2009, $24.53 billion of land, buildings and equipment and developments in progress (before accumulated depreciation) have been pledged as collateral for our mortgages, notes and loans payable. Although substantially all of the $24.87 billion of fixed and variable rate mortgage notes and loans payable are non-recourse to us, $2.64 billion of such mortgages, notes and loans payable are recourse to us due to guarantees or other security provisions for the benefit of the note holder. In addition, although certain mortgage loans contain other credit enhancement provisions (primarily master leases for all or a portion of the property), as of June 30, 2009 we did not expect to be required to perform with respect to such provisions. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

Debtor-in-Possession Facility

On May 14, 2009, the Bankruptcy Court issued an order authorizing certain Debtors to enter into a Senior Secured Debtor in Possession Credit, Security and Guaranty Agreement among the Company, as co-borrower, GGP Limited Partnership, as co-borrower, certain of their subsidiaries, as guarantors, UBS AG, Stamford Branch, as agent (the “DIP Agent”), and the lenders party thereto (the “DIP Facility”).

The DIP Facility, which closed on May 15, 2009, provides for an aggregate commitment of $400 million (the “DIP Term Loan”), which was used to refinance the $215 million remaining balance on the Short-term Secured Loan and the remainder of which will provide additional liquidity to the Debtors during the pendency of the Chapter 11 Cases, including to fund our portion of venture mortgage loans (Note 3).  The DIP Facility provides that principal outstanding on the DIP Term Loan bears interest at an annual rate equal to LIBOR (subject to a minimum LIBOR floor of 1.5%) plus 12%, and matures at the earlier of May 16, 2011 or the effective date of a plan of reorganization with respect of the Debtors.

Subject to certain conditions being present, the Company will have the right to elect to repay all or a portion of the outstanding principal amount of the DIP Term Loan, plus accrued and unpaid interest thereon and all exit fees at maturity, by issuing (i) common stock of the Company to the lenders (the “Equity Conversion”) or (ii) debt to the lenders, which would be issued for a three-year term, prepayable at any time without penalty or premium, and otherwise on terms substantially similar to those of the DIP Term Loan. Any Equity Conversion will be limited to the lenders’ receipt of Company common stock equaling no more than (i) 8.0% of the Company common stock distributed in connection with the Debtors’ plan of reorganization, as confirmed by the Bankruptcy Court (the “Plan of Reorganization”) on a fully-diluted basis, or (ii) 9.9% of the Company common stock actually distributed in connection with the Plan of Reorganization on its effective date, without giving effect to common stock held back for the payment of contingencies. The DIP Credit Agreement contains customary non-financial covenants, representations and warranties, and events of default. Although the DIP Agreement contains no financial covenants, it does include obligations to periodically provide certain operating information concerning the Debtors directly to the DIP Agent.

NOTE 5                 INCOME TAXES

We elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code, commencing with our taxable year beginning January 1, 1993. To qualify as a REIT, we must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of our ordinary taxable income and to distribute to stockholders or pay tax on 100% of our capital gains and to meet certain asset and income tests. We currently intend to maintain our REIT status, including making the necessary distributions of taxable income and capital gain. If we meet our 2009 income distribution requirements by the end of 2009, including a distribution pursuant to Section 857(b) (9) (declared in October, November or December and paid in January 2010), we will incur no tax liability (assuming 100% of ordinary taxable income is distributed). If due to the constraints of the Chapter 11 Cases we are unable to make the required distributions by year end 2009 (including a January 2010 distribution), we may still satisfy our REIT taxable income distribution requirement by distributing our 2009 taxable income through a distribution declared prior to September 15, 2010 with a payment before December 31, 2010, although this would subject us to a 4% nondeductible federal excise tax under IRC Section 4981.  We estimate that an annual excise tax of approximately $6.6 million could be owed if distributions are not made within the requisite time period.

We also have subsidiaries which we have elected to be treated as taxable real estate investment trust subsidiaries and which are therefore subject to federal and state income taxes.

Unrecognized tax benefits recorded pursuant to FIN 48 were $108.3 million and $112.9 million as of June 30, 2009 and December 31, 2008, respectively, excluding interest, of which $36.7 million as of June 30, 2009 and December 31, 2008, would impact our effective tax rate. Accrued interest related to these unrecognized tax benefits amounted to $24.7 million as of June 30, 2009 and $21.7 million as of December 31, 2008. We recognized interest expense related to the unrecognized tax benefits of $1.6 million for the three months ended June 30, 2009, $3.0 for the six months ended June 30, 2009; $2.3 million for the three months ended June 30, 2008 and $4.8 million for the six months ended June 30, 2008.

During the six months ended June 30, 2009, we recognized previously unrecognized tax benefits related to tax positions taken in prior years, excluding accrued interest, of $4.6 million; all of which decreased our deferred tax liability.

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

Based on our assessment of the expected outcome of these remaining examinations or examinations that may commence, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits, excluding accrued interest, for tax positions taken regarding previously filed tax returns will materially change from those recorded at June 30, 2009. A material change in unrecognized tax benefits could have a material effect on our statements of income and comprehensive income. As of June 30, 2009, there are $64.1 million of unrecognized tax benefits, excluding accrued interest, which due to the reasons above, could significantly increase or decrease during the next twelve months.

There are certain tax attributes, such as net operating loss carry forwards, that may be limited in the event of an ownership change as defined under section 382 of the Internal Revenue Code.  If an ownership change were to occur, there could be significant valuation allowances placed on deferred tax assets that do not have valuation allowances as of June 30, 2009.

NOTE 6                 STOCK-BASED COMPENSATION PLANS

Incentive Stock Plans

We grant qualified and non-qualified stock options and restricted stock grants to attract and retain officers and key employees through the 2003 Incentive Stock Plan (the “2003 Incentive Plan”). The 2003 Incentive Plan (the “2003 Incentive Plan”) provides for the issuance of 9,000,000 shares, of which 5,595,232 shares (4,878,500 stock options and 716,732 restricted shares) have been granted as of June 30, 2009 (subject to certain customary adjustments to prevent dilution). Additionally, the Compensation Committee of the Board of Directors grants employment inducement awards to senior executives on a discretionary basis, and in the fourth quarter of 2008, granted 1,800,000 stock options to two senior executives. Stock options are granted by the Compensation Committee of the Board of Directors at an exercise price of not less than 100% of the fair value of our common stock on the date of the grant. The terms of the options are determined by the Compensation Committee.

The following tables summarize stock option activity for the 2003 Incentive Plan as of and for the six months ended June 30, 2009 and 2008.

	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Stock options outstanding at January 1	4,730,000	$33.01	3,053,000	$51.21
Granted	—	—	—	—
Exercised	—	—	(23,000)	15.24
Exchanged for restricted stock	—	—	—	—
Forfeited	(290,000)	54.66	—	—
Expired	(197,900)	30.84	—	—
Stock options outstanding at June 30	4,242,100	$31.63	3,030,000	$51.48

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price

$ 0 - $ 6.5810	1,800,000	4.3	$3.73	—	—	$—
$ 6.5811 - $ 13.1620	3,600	0.7	9.99	3,600	0.7	9.99
$ 13.1621 - $ 19.7430	50,000	3.2	15.49	50,000	3.2	15.49
$ 32.9051 - $ 39.4860	531,000	0.6	35.59	531,000	0.6	35.59
$ 39.4861 - $ 46.0670	30,000	0.7	44.59	30,000	0.7	44.59
$ 46.0671 - $ 52.6480	862,500	1.4	49.75	782,500	1.4	49.70
$ 52.6481 - $ 59.2290	965,000	—	—	—	—	—
$ 59.2291 - $ 65.8100	—	2.2	65.81	703,000	2.2	65.81
Total	4,242,100	2.8	$31.63	2,100,100	1.5	$50.57
Intrinsic value (in thousands)	$—			$—

Stock options generally vest 20% at the time of the grants and in 20% annual increments thereafter. The intrinsic value of outstanding and exercisable stock options as of June 30, 2009 represents the excess of our closing stock price $1.83 on that date over the weighted average exercise price multiplied by the applicable number of shares that may be acquired upon exercise of stock options, and is therefore not presented in the table above if the result is a negative value. The intrinsic value of exercised stock options represents the excess of our stock price, at the time the option was exercised, over the exercise price. No options were exercised or granted during the six months ended June 30, 2009, and the intrinsic value for options exercised during the six months ended June 30, 2008 was $0.6 million.

Restricted Stock

Pursuant to the 2003 Incentive Plan, we make restricted stock grants to certain employees and non-employee directors. The vesting terms of these grants are specific to the individual grant. The vesting terms vary in that a portion of the shares vest either immediately or on the first anniversary and the remainder vest in equal annual amounts over the next two to five years. Participating employees must remain employed for vesting to occur (subject to certain exceptions in the case of retirement). Shares that do not vest are forfeited. Dividends are paid on stock subject to restrictions and are not returnable, even if the related stock does not ultimately vest.

The following table summarizes restricted stock activity for the respective grant years as of and for the six months ended June 30, 2009 and 2008.

	2009		2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock grants outstanding as of January 1	410,767	$41.29	136,498	$59.75
Granted	40,000	1.10	360,232	35.69
Vested	(125,707)	37.92	(53,164)	51.84
Canceled	(66,682)	46.50	(5,852)	35.64
Nonvested restricted stock grants outstanding as of June 30	258,378	$35.36	437,714	$40.94

The weighted average remaining contractual term (in years) of nonvested awards as of June 30, 2009 was 2.5 years.

The total fair value of restricted stock grants which vested during the six months ended June 30, 2009 was $0.07 million and during the six months ended June 30, 2008 was $2.0 million.

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

No TSOs were granted in the six months ended June 30, 2009 and in the year ended December 31, 2008 and the 1998 Incentive Plan terminated according to its terms December 31, 2008.

The following table summarizes TSO activity as of June 30, 2009 by grant year.

	TSO Grant Year
	2007	2006
TSOs outstanding at January 1, 2009	1,079,194	1,012,135
Forfeited (1)	(107,150)	(101,281)
Vested and exercised	—	—
TSOs outstanding at June 30, 2009 (2)	972,044	910,854

Intrinsic value (3)	$—	$—
Intrinsic value - options exercised	—	—
Fair value - options exercised	—	—
Cash received - options exercised	—	—

Exercise price (4)	$65.81	$50.47
Threshold price	92.30	70.79
Fair value of options on grant date	9.54	6.51
Remaining contractual term (in years)	2.6	1.6

(1)  No TSO expirations for years presented.

(2)  TSOs outstanding at June 30, 2009 for the years 2005 and prior were 117,777.

(3)  Intrinsic value is not presented if result is a negative number.

(4)  A weighted average exercise price is not applicable as there is only one grant date and issuance per year.

The Company has a $200 million per fiscal year common stock repurchase program which gives us the ability to acquire some or all of the shares of common stock to be issued upon the exercise of the TSOs or the CSA (Note 8).  During 2008 and in 2009 prior to the Petition Date, no shares were repurchased and, during the pendency of our Chapter 11 Cases, no  stock repurchases are expected.

Other Required Disclosures

Historical data, such as the past performance of our common stock and the length of service by employees, is used to estimate expected life of the stock options, TSOs and our restricted stock and represents the period of time the options or grants are expected to be outstanding.  No stock options or TSOs were granted during the six months ended June 30, 2009 or for the six months ended June 30, 2008.

Compensation expense related to the Incentive Stock Plans, TSOs and restricted stock was $3.4 million for the three months ended June 30, 2009, $6.0 million for the six months ended June 30, 2009; $2.6 million for the three months ended June 30, 2008 and $5.0 million for the six months ended June 30, 2008.

As of June 30, 2009, total compensation expense which had not yet been recognized related to nonvested options, TSOs and restricted stock grants was $20.6 million. Of this total, $5.8 million is expected to be recognized in the remaining months of 2009, $8.5 million in 2010, $5.6 million in 2011, and $0.7 million in 2012. These amounts may be impacted by future grants, changes in forfeiture estimates or vesting terms, actual forfeiture rates which differ from estimated forfeitures and/or timing of TSO vesting.

Officer Loans

In October 2008, the independent members of the Company’s Board of Directors learned that between November 2007 and September 2008, an affiliate of certain Bucksbaum family trusts advanced a series of unsecured loans, without the Board’s approval, to Mr. Robert Michaels, the Company’s former director and president and current vice chairman, and Mr. Bernard Freibaum, the Company’s former director and chief financial officer, for the purpose of repaying personal margin debt relating to Company common stock owned by each of them. The loan to Mr. Michaels, which totaled $10 million, has been repaid in full. The loans to Mr. Freibaum totaled $90 million, of which $80 million was outstanding as of the October 2, 2008 date of Mr. Freibaum’s termination of employment. No Company assets or resources were involved in the loans and no laws or Securities and Exchange Commission rules were violated as a result of the loans. Under applicable GAAP guidance, as a result of these loans, the Company is deemed to have received a contribution to capital by the lender and to have incurred compensation expense in an equal amount for no incremental equity interest in the Company. We calculated the fair value of the loans based on a derivation of the income approach known as the discounted cash flow method. Specifically, the fair values of the loans were calculated as the present value of the estimated future cash flows (consisting of quarterly interest payments, an annual loan commitment fee, and principal repayment upon demand of the loan) attributable to the loan using a market-based discount rate that accounts for the time value of money and the appropriate degree of risk inherent in the loans as of the various valuation dates. Included in our valuation of the fair value of the loans is a consideration for the credit risk of the loans on each date of issuance, based upon, among other considerations, Mr. Freibaum’s and Mr. Michaels’ stockholdings in the Company, outstanding loans and current and past compensation from the Company. For Mr. Freibaum’s loans we valued the loans at each respective disbursement date and amendment date and used loan terms varying from six months to two years reflecting our estimation that repayment would require an orderly liquidation of Mr. Freibaum’s other assets. For Mr. Michaels’ loans, we valued the loan at its disbursement date based on its actual term. Accordingly, the compensation expense is measured as the difference between the fair value of the loans as compared to the face amount of the loans. Such calculated expenses are measured and recognizable at the date of such advances and as of the dates of amendments as there were no future service or employment requirements stated in the loan agreements. The total compensation expense is the aggregation of this fair value to face amount differences. Based on our assessment, we have concluded that the impact of the cumulative compensation expense is immaterial to our financial statements for the three and six months ended June 30, 2008 and for all other individual interim periods in 2008. Accordingly, we recorded the entire cumulative compensation expense of $15.4 million in the fourth quarter of 2008.

NOTE 7                 OTHER ASSETS AND LIABILITIES

The following table summarizes the significant components of prepaid expenses and other assets.

	June 30,	December 31,
	2009	2008
	(In thousands)
Below-market ground leases (Note 2)	$244,615	$247,553
Receivables - finance leases and bonds	122,299	118,543
Security and escrow deposits	83,415	156,574
Real estate tax stabilization agreement (Note 2)	73,570	75,531
Prepaid expenses	69,231	63,879
Special Improvement District receivable	50,549	51,314
Above-market tenant leases (Note 2)	41,550	51,308
Deferred tax, net of valuation allowances	29,730	37,973
Funded defined contribution plan assets	—	7,517
Other	23,469	25,263
	$738,428	$835,455

The following table summarizes the significant components of accounts payable, accrued expenses and other liabilities.

	June 30,	December 31,
	2009	2008
	(In thousands)

Accounts payable and accrued expenses	$325,158	$263,167
Accrued interest	247,103	115,968
Construction payable	190,223	257,178
FIN 48 liability	133,025	134,646
Accrued real estate taxes	98,629	90,663
Deferred gains/income	89,446	62,716
Below-market tenant leases (Note 2)	75,642	88,756
Hughes participation payable (Note 2)	71,531	73,325
Accrued payroll and other employee liabilities	61,777	62,591
Additional purchase price for The Palazzo (Note 8)	26,614	174,229
Tenant and other deposits	23,704	24,452
FIN 47 liability	23,430	23,499
Insurance reserve	15,961	14,033
Above-market ground leases (Note 2)	14,781	15,017
Nouvelle at Natick deferred revenue	13,912	13,067
Capital lease obligations	13,478	13,790
Derivative financial instruments	2,182	30,222
Funded defined contribution plan liabilities	—	7,517
Other	99,740	74,313
Total accounts payable and accrued expenses	1,526,336	1,539,149
Less: amounts subject to compromise (Note 1)	(558,913)	—
Accounts payable and accrued expenses not subject to compromise	$967,423	$1,539,149

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

We lease land or buildings at certain properties from third parties. The leases generally provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. Rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease. Contractual rental expense, including participation rent, was $4.5 million for the three months ended June 30, 2009, $9.4 million for the six months ended June 30, 2009, $5.2 million for the three months ended June 30, 2008 and $9.6  million for the six months ended June 30, 2008 while the same rent expense excluding amortization of above and below-market ground leases and straight-line rents, as presented in our consolidated financial statements, was $2.9 million for the three months ended June 30, 2009, $6.3 million for the six months ended June 30, 2009, $3.4 million for the three months ended June 30, 2008 and $6.0 million for the six months ended June 30, 2008.

We have, in the past, periodically entered into contingent agreements for the acquisition of properties. Each acquisition is subject to satisfactory completion of due diligence and, in the case of property acquired under development, completion of the project. In conjunction with the acquisition of The Grand Canal Shoppes in 2004, we entered into an agreement (the “Phase II Agreement”) to acquire the multi-level retail space that is part of The Shoppes at The Palazzo in Las Vegas, Nevada (The “Phase II Acquisition”) which is connected to the existing Venetian and the Sands Expo and Convention Center facilities and The Grand Canal Shoppes. The project opened on January 18, 2008. The acquisition closed on February 29, 2008 for an initial purchase price of $290.8 million, which was primarily funded with $250.0 million of new variable-rate short-term debt collateralized by the property and for Federal income tax purposes was used as replacement property in a like-kind exchange. Additional purchase price payments are currently estimated at $26.6 million (based on net operating income, as defined, of the Phase II retail space), and are presented in accounts payable and accrued expenses in our consolidated financial statements (Note 7). Such payments will be made during the 30 months after closing with the final payment being subject to re-adjustment 48 months after closing. The actual additional amounts paid over the four year period following the closing could be more or less than the current estimate.

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

Under the CSA, we are required to issue shares of our common stock semi-annually (February and August) to the Beneficiaries. The number of shares to be issued in any period is based on cash flows from the development and/or sale of the CSA Assets and our stock price. We account for the Beneficiaries’ share of earnings from the CSA Assets as an operating expense. In February 2009, we were not obligated to deliver any shares of our common stock under the CSA as the net development and sales cash flows were negative for the applicable period. We delivered 356,661 shares of our common stock (from treasury shares) to the Beneficiaries for the six months ended June 30, 2008.

Under the CSA, we are also required to make a final stock distribution to the Beneficiaries in 2010, following a final valuation at the end of 2009. The amount of this distribution will be based on the appraised values, as defined, of the CSA Assets at such time and the distribution will be accounted for as additional investments in the related assets (that is, contingent consideration).

We expect that an appraised value of the CSA Assets in accordance with the terms of the CAS Agreement would yield a lower value than our current estimated fair value of such assets.  Our current estimated fair value of the CSA Assets is based on management’s financial models which project cash flows over a sales period extending to 2031 and a discount rate of 14%. The CSA is an unsecured obligation of the Company set forth in an executory contract which, subject to the approval of the Bankruptcy Court, may be assumed or rejected by the Debtors.

NOTE 9                 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On June 2009, the FASB issued Statement No. 168, “FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162.” The Codification’s content will carry the same level of authority, effectively superseding Statement 162.  The GAAP hierarchy will be modified to include only two levels of GAAP: authoritative and nonauthoritative. Statement 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  There will be no effect on our consolidated financial statements after the effective date of Statement 168.

NOTE 10               SEGMENTS

We have two business segments which offer different products and services. Our segments are managed separately because each requires different operating strategies or management expertise. We do not distinguish or group our consolidated operations on a geographic basis. Further, all material operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues. Our reportable segments are as follows:

•                  Retail and Other - includes the operation, development and management of retail and other rental property, primarily shopping centers

•                  Master Planned Communities - includes the development and sale of land, primarily in large-scale, long-term community development projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas, and our one residential condominium project located in Natick (Boston), Massachusetts

The operating measure used to assess operating results for the business segments is Real Estate Property Net Operating Income (“NOI”) which represents the operating revenues of the properties less property operating expenses, exclusive of depreciation and amortization and, with respect to our retail and other segment, provisions for impairment. Management believes that NOI provides useful information about a property’s operating performance.

The accounting policies of the segments are the same as those of the Company, except that we report unconsolidated real estate ventures using the proportionate share method rather than the equity method. Under the proportionate share method, our share of the revenues and expenses of the Unconsolidated Properties are combined with the revenues and expenses of the Consolidated Properties. Under the equity method, our share of the net revenues and expenses of the Unconsolidated Properties are reported as a single line item, Equity in income of Unconsolidated Real Estate Affiliates, in our Consolidated Statements of Income and Comprehensive Income. This difference affects only the reported revenues and operating expenses of the segments and has no effect on our reported net earnings. In addition, other revenues include the NOI of discontinued operations reduced by the NOI attributable to our noncontrolling interests in consolidated joint ventures.

The total expenditures for additions to long-lived assets for the Master Planned Communities segment were $29.8 million for the six months ended June 30, 2009 and $97.4 million for the six months ended June 30, 2008. The total expenditures for additions to long-lived assets for the Retail and Other segment were $127.9 million for the six months ended June 30, 2009 and $0.8 million for the six months ended June 30, 2008.  Such amounts for the Master Planned Communities segment and the Retail and Other segment are included in the amounts listed as Land/residential development and acquisitions expenditures and Acquisition/development of real estate and property additions/improvements, respectively, in our Consolidated Statements of Cash Flows.

The total amount of goodwill, as presented on our Consolidated Balance Sheets, is included in our Retail and Other segment.

Segment operating results are as follows:

	Three Months Ended June 30, 2009
	Consolidated	Unconsolidated	Segment
	Properties	Properties	Basis
	(In thousands)
Retail and Other
Property revenues:
Minimum rents	$498,708	$97,043	$595,751
Tenant recoveries	224,691	38,722	263,413
Overage rents	5,782	975	6,757
Other, including noncontrolling interests	21,750	13,013	34,763
Total property revenues	750,931	149,753	900,684
Property operating expenses:
Real estate taxes	68,959	12,263	81,222
Repairs and maintenance	50,082	8,027	58,109
Marketing	6,906	1,275	8,181
Other property operating costs	98,497	28,206	126,703
Provision for doubtful accounts	8,847	1,806	10,653
Total property operating expenses	233,291	51,577	284,868
Retail and other net operating income	517,640	98,176	615,816

Master Planned Communities
Land sales	22,448	13,419	35,867
Land sales operations	(21,850)	(8,732)	(30,582)
Master Planned Communities net operating income before provision for impairment	598	4,687	5,285
Provision for impairment	(55,923)	—	(55,923)
Master Planned Communities net operating (loss) income	(55,325)	4,687	(50,638)
Real estate property net operating income	$462,315	$102,863	$565,178

	Three Months Ended June 30, 2008
	Consolidated	Unconsolidated	Segment
	Properties	Properties	Basis
	(In thousands)
Retail and Other
Property revenues:
Minimum rents	$507,099	$94,544	$601,643
Tenant recoveries	231,548	39,522	271,070
Overage rents	10,892	1,723	12,615
Other, including noncontrolling interests	25,539	18,012	43,551
Total property revenues	775,078	153,801	928,879
Property operating expenses:
Real estate taxes	69,004	11,990	80,994
Repairs and maintenance	56,997	8,945	65,942
Marketing	8,776	1,590	10,366
Other property operating costs	104,198	31,534	135,732
Provision for doubtful accounts	6,287	488	6,775
Total property operating expenses	245,262	54,547	299,809
Retail and other net operating income	529,816	99,254	629,070

Master Planned Communities
Land sales	15,855	17,802	33,657
Land sales operations	(15,211)	(11,196)	(26,407)
Master Planned Communities net operating income	644	6,606	7,250
Real estate property net operating income	$530,460	$105,860	$636,320

	Six Months Ended June 30, 2009
	Consolidated	Unconsolidated	Segment
	Properties	Properties	Basis
	(In thousands)
Retail and Other
Property revenues:
Minimum rents	$997,816	$194,434	$1,192,250
Tenant recoveries	457,710	79,541	537,251
Overage rents	15,806	2,191	17,997
Other, including minority interest	37,207	25,641	62,848
Total property revenues	1,508,539	301,807	1,810,346
Property operating expenses:
Real estate taxes	140,518	24,844	165,362
Repairs and maintenance	105,438	16,745	122,183
Marketing	14,482	2,750	17,232
Other property operating costs	202,199	56,744	258,943
Provision for doubtful accounts	19,179	3,054	22,233
Total property operating expenses	481,816	104,137	585,953
Retail and other net operating income	1,026,723	197,670	1,224,393

Master Planned Communities
Land sales	31,435	18,520	49,955
Land sales operations	(32,464)	(13,500)	(45,964)
Master Planned Communities net operating (loss) income before provision for impairment	(1,029)	5,020	3,991
Provision for impairment	(108,691)	—	(108,691)
Master Planned Communities net operating (loss) income	(109,720)	5,020	(104,700)
Real estate property net operating income	$917,003	$202,690	$1,119,693

	Six Months Ended June 30, 2008
	Consolidated	Unconsolidated	Segment
	Properties	Properties	Basis
	(In thousands)
Retail and Other
Property revenues:
Minimum rents	$1,032,041	$187,236	$1,219,277
Tenant recoveries	463,179	78,613	541,792
Overage rents	24,410	3,035	27,445
Other, including minority interest	53,731	31,552	85,283
Total property revenues	1,573,361	300,436	1,873,797
Property operating expenses:
Real estate taxes	137,653	23,581	161,234
Repairs and maintenance	119,098	18,246	137,344
Marketing	21,052	3,778	24,830
Other property operating costs	215,718	61,281	276,999
Provision for doubtful accounts	8,996	783	9,779
Total property operating expenses	502,517	107,669	610,186
Retail and other net operating income	1,070,844	192,767	1,263,611

Master Planned Communities
Land sales	24,921	40,920	65,841
Land sales operations	(25,131)	(26,602)	(51,733)
Master Planned Communities net operating (loss) income	(210)	14,318	14,108
Real estate property net operating income	$1,070,634	$207,085	$1,277,719

The following reconciles NOI to GAAP-basis operating income and (loss) income from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Real estate property net operating income:
Segment basis	$565,178	$636,320	$1,119,693	$1,277,719
Unconsolidated Properties	(102,863)	(105,860)	(202,690)	(207,085)
Consolidated Properties	462,315	530,460	917,003	1,070,634
Management and other fees	15,920	21,918	35,118	42,157
Property management and other costs	(42,200)	(54,804)	(85,609)	(106,942)
General and administrative	(32,304)	(4,416)	(78,125)	(12,515)
Provisions for impairment	(26,465)	(236)	(304,789)	(608)
Depreciation and amortization	(186,472)	(191,242)	(391,087)	(375,501)
Noncontrolling interest in NOI of Consolidated Properties and other	2,796	2,767	5,643	5,501
Operating income	193,590	304,447	98,154	622,726
Interest income	501	1,449	1,231	2,006
Interest expense	(319,543)	(319,303)	(648,033)	(644,995)
Provision for income taxes	(15,742)	(6,866)	(4,228)	(16,257)
Equity in income of Unconsolidated Real Estate Affiliates	16,339	21,145	23,877	44,973
Reorganization items	(33,726)	—	(33,726)	—
(Loss) income from continuing operations	$(158,581)	$872	$(562,725)	$8,453

The following reconciles segment revenues to GAAP-basis consolidated revenues:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Segment basis total property revenues	$900,684	$928,879	$1,810,346	$1,873,797
Unconsolidated segment revenues	(149,753)	(153,801)	(301,807)	(300,436)
Consolidated land sales	22,448	15,855	31,435	24,921
Management and other fees	15,920	21,918	35,118	42,157
Noncontrolling interest in NOI of Consolidated Properties and other	2,796	2,767	5,643	5,501
GAAP-basis consolidated total revenues	$792,095	$815,618	$1,580,735	$1,645,940

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

FORWARD-LOOKING INFORMATION

We may make forward-looking statements in this Quarterly Report and in other reports that we file with the SEC or the Bankruptcy Court. In addition, our senior management may make forward-looking statements orally to analysts, investors, creditors, the media and others.

Forward-looking statements include:

•                  Descriptions of plans or objectives of our management for debt repayment or our plan of reorganization in Bankruptcy Court, strategic alternatives, and future operations

•                  Projections of our revenues, income, earnings per share, Funds From Operations (“FFO”), capital expenditures, income tax and other contingent liabilities, dividends, leverage, capital structure or other financial items

•                  Forecasts of our future economic performance

•                  Descriptions of assumptions underlying or relating to any of the foregoing

In this Quarterly Report, for example, we make forward-looking statements discussing our expectations about:

•                  Bankruptcy, reorganization and liquidity

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

For the three months ended June 30, 2009, we had NOI of $615.8 million. Included in this amount is income from our Unconsolidated Properties at our ownership share. Comparatively, in the first three months ended June 30, 2008, we reported NOI of $629.1 million. Based on the results of our evaluations for impairment (Note 1), we recognized total impairment charges of $82.4 million for the three months ended June 30, 2009.

The continued downturn in the domestic retail market has resulted in reduced tenant sales and increased tenant bankruptcies, which in turn affects our ability to generate rental revenue. For example, sales per square foot in our Company Portfolio for the three months ended June 30, 2009 (on a trailing twelve month basis) were $417, compared to $459 for the second quarter of 2008, while revenues from Consolidated Properties in our Retail and Other segment were $750.9 million for the three months ended June 30, 2009, compared to $775.1 million for the second quarter of 2008. Further, declines in the retail economy have adversely impacted our temporary tenant revenues, other revenues (including sponsorship, vending, parking and advertising) and overage rents. In addition, the rapid and deep deterioration of the housing market negatively affects our ability to generate income through the sale of residential land in our master planned communities.  Land sales revenues for the three months ended June 30, 2009 were approximately $35.9 million (including both Consolidated Properties and our share of Unconsolidated Properties), compared to $33.7 million for the second quarter of 2008.

We expect further reductions in NOI for the remainder of 2009 as a result of increased expenditures and further decreases in rental revenues.  The increase in planned expenditures is expected to consist mainly of previously deferred repairs and maintenance at our properties.  Revenue declines are expected to result from a reduction in business development and new store openings.  In addition, there are no redevelopment or expansion openings scheduled for the second half of 2009, which have historically provided increases in rental revenues.   We also expect the continued weakness of the retail market to result in continued rent reductions and tenant bankruptcies, which will lead to further reductions in our rental revenues.

We reduced our planned spending for development and redevelopment of properties for 2009 from $185.9 million as of December 31, 2008 to $74.0 million as of June 30, 2009, and for 2010 from $104.4 million as of December 31, 2008 to $101.0 million as of June 30, 2009. These reductions were for capital expenditures relating to expansion and redevelopment of shopping malls and do not affect the Company’s ability to maintain its properties.

Our potential inability to address our debt defaults and past due and future debt maturities raise substantial doubts as to our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the bankruptcy filings, such realization of assets and satisfaction of liabilities are subject to a significant number of uncertainties. Our consolidated financial statements do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should we be unable to continue as a going concern.

Chapter 11 Bankruptcy Filings

On April 16, 2009, the Company, Operating Partnership and certain of the Company’s domestic subsidiaries filed voluntary petitions for relief under Chapter 11. On April 22, 2009, certain additional domestic subsidiaries of the Company also filed voluntary petitions for relief under Chapter 11.  However, neither GGMI, certain of our wholly-owned subsidiaries, nor any of our joint ventures, either consolidated or unconsolidated, have sought such protection.

Subject to certain exceptions under Chapter 11, the Debtors’ Chapter 11 filing automatically enjoined, or stayed, the continuation of any judicial or administrative proceedings or other actions against the Debtors or their property to recover on, collect or secure a claim arising prior to the Petition Date. Thus, for example, most creditor actions to obtain possession of property from the Debtors, or to create, perfect or enforce any lien against the property of the Debtors, or to collect on monies owed or otherwise exercise rights or remedies with respect to a pre-petition claim are enjoined unless and until the Bankruptcy Court lifts the automatic stay. We are paying vendors for goods furnished and services provided after the Petition Date in the ordinary course of business.

In addition, on April 16, 2009, we received a notice of delisting from the New York Stock Exchange (the “Exchange”) that the Company’s common stock had been suspended from trading on the Exchange and would be delisted from the Exchange as a result of the bankruptcy filing. On April 17, 2009, the Company’s common stock began trading on the Pink Sheet Electronic Quotation Service (“Pink Sheets”) under the symbol GGWPQ.  The Company’s common stock was delisted from the Exchange on May 21, 2009.

The commencement of the Chapter 11 Cases triggered defaults on substantially all debt obligations of the Debtors. However, under section 362 of Chapter 11, the filing of a bankruptcy petition automatically stays most actions against the debtor’s estate. Absent an order of the Bankruptcy Court, these pre-petition liabilities are subject to settlement under a plan of reorganization.

Chapter 11 Process

The Debtors are currently operating as “debtors in possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11 and orders of the Bankruptcy Court. In general, as debtors in possession, we are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. The Bankruptcy Court has granted a variety of Debtor motions that allow the Company to continue to operate its business in the ordinary course without interruption, and covering, among other things, employee obligations, critical service providers, tax matters, insurance matters, and tenant and contractor obligations, claim settlements, ordinary course property sales, cash management and cash collateral. The Debtors are paying the non-default contract rate of interest on their mortgage debt during the Chapter 11 Cases. The Debtors are paying the non-default contract rate of interest on their mortgage debt during the Chapter 11 Cases. The Debtors have retained, subject to Bankruptcy Court approval, legal and financial professionals to advise the Debtors on the bankruptcy proceedings and certain other “ordinary course” professionals. From time to time, the Debtors may seek Bankruptcy Court approval for the retention of additional professionals.

The DIP Credit Agreement (Note 4) provides for a $400 million DIP Term Loan, was used to refinance certain pre-petition secured indebtedness and is available to fund the Debtors’ working capital requirements during Chapter 11, including the timely payment of employee and vendor obligations, normal operating expenses and other obligations.  The DIP Credit Agreement provides that principal outstanding on the proposed DIP Term Loan will bear interest at an annual rate equal to LIBOR (subject to a minimum LIBOR floor of 1.5%) plus 12%.

In order to successfully exit Chapter 11, we will need to propose and file with the Bankruptcy Court a plan of reorganization that satisfies the requirements of Chapter 11. The Debtors intend to pursue a plan of reorganization which would, among other things, extend mortgage maturities, reduce overall leverage, resolve our pre-petition obligations, set forth the revised capital structure of the newly reorganized entity and provide for corporate governance subsequent to exit from bankruptcy.

Until February 26, 2010, we have the exclusive right to file a plan of reorganization and, if we do so, we have until April 23, 2010 to obtain necessary acceptances of our plan. If this exclusivity period lapses without approval of our plan of reorganization or additional extension of our exclusive periods by the Bankruptcy Court, any party in interest would be able to file a plan of reorganization for any of the Debtors. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must be approved, or confirmed, by the Bankruptcy Court in order to become effective.

The timing of filing a plan of reorganization will depend on the timing and outcome of numerous other ongoing matters in the Chapter 11 Cases. There can be no assurance at this time that a plan of reorganization will be confirmed by the Bankruptcy Court or that any such plan will be implemented successfully.

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

We have incurred and will continue to incur significant costs associated with our reorganization. The amount of these costs is expected to significantly affect our results of operations.

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

Reporting Requirements

As a result of the Chapter 11 filing, we are now required to periodically file various documents with, and provide certain information to, the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities, and monthly operating reports in forms prescribed by Chapter 11 or the U.S. Trustee, as well as certain financial information on an unconsolidated basis. Such materials will be prepared according to requirements of Chapter 11. While we believe that these documents and reports provide then-current information required under Chapter 11, they are prepared only for the Debtors and, hence, certain operational entities are excluded. In addition, they are prepared in a format different from that used in this report and other reports we file with the SEC and there has not been and there will not be any association of our independent registered public accounting firm with such information. Accordingly, we believe that the substance and format do not allow meaningful comparison with our regular publicly-disclosed consolidated financial statements. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to our securities, or for comparison with other financial information filed with the SEC.

Results of Operations

We have presented the following discussion of our results of operations on a segment basis under the proportionate share method. Under the proportionate share method, our share of the revenues and expenses of the Unconsolidated Properties are combined with the revenues and expenses of the Consolidated Properties. Other revenues are increased by the real estate net operating income of discontinued operations, if applicable, and are adjusted by our consolidated noncontrolling interests of the venturers’ share of real estate net operating income (loss). See Note 10 for additional information including reconciliations of our segment basis results to GAAP basis results.

Three Months Ended June 30, 2009 and 2008

Retail and Other Segment

	Three Months Ended June 30,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(Dollars in thousands)
Property revenues:
Minimum rents	$595,751	$601,643	$(5,892)	(1.0)%
Tenant recoveries	263,413	271,070	(7,657)	(2.8)
Overage rents	6,757	12,615	(5,858)	(46.4)
Other, including noncontrolling interests	34,763	43,551	(8,788)	(20.2)
Total property revenues	900,684	928,879	(28,195)	(3.0)
Property operating expenses:
Real estate taxes	81,222	80,994	228	0.3
Repairs and maintenance	58,109	65,942	(7,833)	(11.9)
Marketing	8,181	10,366	(2,185)	(21.1)
Other property operating costs	126,703	135,732	(9,029)	(6.7)
Provision for doubtful accounts	10,653	6,775	3,878	57.2
Total property operating expenses	284,868	299,809	(14,941)	(5.0)
Real estate property net operating income	$615,816	$629,070	$(13,254)	(2.1)%

Minimum rents decreased due to a $6.0 million decrease in temporary rental revenues and a decrease in occupancy rates for the three months ended June 30, 2009 compared to the three months ended June 30, 2008.  In addition, the decrease was partially due to a $1.2 million reduction in rent due to the sale of three office buildings and two office parks in 2008.  These decreases were partially offset by an increase of $3.8 million in termination income, which was $11.3 million for the three months ended June 30, 2009 compared to $7.5 million for the three months ended June 30, 2008. The increase in termination income was primarily due to a $4.3 million tenant termination fee at Fashion Show Mall in the second quarter of 2009.

Certain of our leases include both a base rent component and a component which requires tenants to pay amounts related to all, or substantially all, of their share of real estate taxes and certain property operating expenses, including common area maintenance and insurance. The portion of the tenant rent from these leases attributable to real estate tax and operating expense recoveries are recorded as tenant recoveries. The slight decrease in tenant recoveries for the three months ended June 30, 2009 is primarily attributable to the decrease in occupancy rates mentioned above.

The decrease in overage rent is primarily due to a decrease in comparable tenant sales as a result of the current retail economic environment impacting many of our tenants throughout the Company Portfolio, particularly The Grand Canal Shoppes.

Other revenues include all other property revenues; including vending, parking, gains or losses on dispositions of certain property transactions, sponsorship and advertising revenues, less NOI of noncontrolling interests in consolidated joint ventures. The decrease in other revenues for the three months ended June 30, 2009 compared to the same period of 2008 is primarily attributable to reduced activity at the Woodlands Hotel and Conference Center, including decreases in conference center revenues, rooms occupied and food and beverage revenue.  In addition, there was a decrease in all other revenues across the portfolio for the three months ended June 30, 2009.

Repairs and maintenance decreased in the three months ended June 30, 2009 primarily due to temporary deferrals of certain work due to liquidity considerations, as well as occupancy declines and overall cost savings programs.  The decreases were concentrated in costs related to cleaning, landscaping, parking expense, and payroll, contracted services, building repairs and elevator and escalator.

Marketing expenses decreased in the three months ended June 30, 2009 across the Company Portfolio as the result of continued company-wide efforts to consolidate marketing functions and reduce advertising spending.  The largest savings were the result of reductions in advertising costs, contracted services and payroll.

Other property operating costs decreased primarily due to reductions in professional fees, decreased security expense, lower office expenses and lower utility costs due to our implementation of certain cost savings programs.

The provision for doubtful accounts increased across the Company Portfolio in the three months ended June 30, 2009 primarily due an increase in tenant bankruptcies and increased aging of tenant receivables resulting from the current economic conditions.

Master Planned Communities Segment

	Three Months Ended June 30,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(Dollars in thousands)
Land sales	$35,867	$33,657	$2,210	6.6%
Less Land sales operations	30,582	26,407	4,175	15.8
Master Planned Communities net operating (loss) income before provision for impairment	$5,285	$7,250	$(1,965)	(27.1)%
Provision for impairment	(55,923)	—	(55,923)	(100.0)
Real estate property net operating (loss) income	$(50,638)	$7,250	$(57,888)	(798.5)%

The increase in land sales was primarily the result of the bulk sale of the majority of the remaining single family lots in our Fairwood community in Maryland, for which we recorded a provision for impairment in the three months ended March 31, 2009, and an increase in sales in our Columbia, Maryland community, while there was a significant reduction in sales volume at our Summerlin, Bridgeland and The Woodlands residential communities.

The increase in land sales operations and the decease in NOI were primarily the result of the low margins on the sales at Fairwood and Columbia, in addition to the significant reduction of sales at the remaining communities.  For the three months ended June 30, 2009, we sold 280.3 residential acres compared to 70.5 acres for the three months ended June 30, 2008. We sold 15.3 acres of commercial lots for the three months ended June 30, 2009 compared to 16.6 acres for the three months ended June 30, 2008. Finally, we recorded a provision for impairment at our Nouvelle at Natick condominium project which reflects the change in management’s intent and business strategy with respect to marketing and pricing, reduced potential of future price increases and the likelihood that the period to complete unit sales will need to be extended.

As of June 30, 2009, the master planned communities have approximately 17,600 remaining saleable acres.

Certain Significant Consolidated Revenues and Expenses

	Three Months Ended June 30,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(Dollars in thousands)
Tenant rents	$729,181	$749,539	$(20,358)	(2.7)%
Land sales	22,448	15,855	6,593	41.6
Property operating expenses	233,291	245,262	(11,971)	(4.9)
Land sales operations	21,850	15,211	6,639	43.6
Management and other fees	15,920	21,918	(5,998)	(27.4)
Property management and other costs	42,200	54,804	(12,604)	(23.0)
General and administrative	32,304	4,416	27,888	631.5
Provisions for impairment	82,388	236	82,152	34,810.2
Depreciation and amortization	186,472	191,242	(4,770)	(2.5)
Interest expense	319,543	319,303	240	0.1
Provision for income taxes	15,742	6,866	8,876	129.3
Equity in income of Unconsolidated Real Estate Affiliates	16,339	21,145	(4,806)	(22.7)
Reorganization items	33,726	—	33,726	100.0
Discontinued operations - (loss) gain on dispositions	—	37,060	(37,060)	(100.0)

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

The decrease in property management and other costs for the three months ended June 30, 2009 is primarily due to lower overall management costs, including payroll and bonus expense, stock compensation expense and travel expense primarily related to a reduction in personnel and other cost reduction efforts.

The increase in general and administrative expense for the three months ended June 30, 2009 is primarily due to $20.9 million of additional expense related to the write off of various financing costs on proposed transactions which were not completed during the three months ended June 30, 2009.  The increase was also due to approximately $4.8 million of professional fees for restructuring and strategic initiatives incurred through the Petition Date.  Such costs are classified as reorganization items since the Petition Date.

Based on the results of our evaluations for impairment (Note 1), we recognized an impairment charge of $55.9 million for the three months ended June 30, 2009 related to our Nouvelle at Natick condominium project as discussed above.  We also recognized impairment charges of $7.1 million for the three months ended June 30, 2009 related to various pre-development costs that were determined to be non-recoverable due to the related projects being terminated.  In addition, we recorded a provision for impairment related to the allocated goodwill of $19.4 million for the three months ended June 30, 2009.  No significant impairment provisions were recorded for the three months ended June 30, 2008.

Interest expense for the three months ended June 30, 2009 was primarily impacted by a decrease in the Credit Facility interest expense compared to 2008 which was the result of a decrease in interest rates.  This decrease was offset by the termination of four of our consolidated interest rate swaps during the three months ended June 30, 2009 that resulted in a $14.6 million one-time charge to debt extinguishment costs, net of approximately $4.5 million of reduced amortization expense related to reclassifying the swap balance from other comprehensive income.

The increase in provision for income taxes for the three months ended June 30, 2009 was primarily attributable to an increase in the valuation allowances on our deferred tax assets as a result of our Chapter 11 filing.  This increase was partially offset by a tax benefit related to the $55.9 million provision for impairment that we recorded for our Nouvelle at Natick condominium project.

The decrease in equity in income of unconsolidated real estate affiliates is primarily due to the currency conversion related to our international joint ventures in Turkey and Brazil.  Also contributing to the decrease is the overall decline in real estate net operating income from the remaining joint venture interests.

Reorganization items under the bankruptcy filings are expense or income items that were incurred or realized by the Debtors as a result of the Chapter 11 Cases. These items include professional fees and similar types of expenses incurred directly related to the bankruptcy filings, loss accruals or gains or losses resulting from activities of the reorganization process and interest earned on cash accumulated by the Debtors.  See Note 1 — Reorganization Items for additional detail.

Discontinued operations — (loss) gains on dispositions for the three months ended June 30, 2008 represents the gains from the sale of three office buildings during the second quarter of 2008.

Reference is made to Note 6 for further discussion regarding the officer loans. Based on our assessment, we have concluded that the impact of the cumulative compensation expense is immaterial to our financial statements for the three months ended June 30, 2008 and for all other individual interim periods in 2008. Accordingly, we recorded the entire cumulative compensation expense of $15.4 million in the fourth quarter of 2008.

Six Months Ended June 30, 2009 and 2008

Retail and Other Segment

	Six Months Ended June 30,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(Dollars in thousands)
Property revenues:
Minimum rents	$1,192,250	$1,219,277	$(27,027)	(2.2)%
Tenant recoveries	537,251	541,792	(4,541)	(0.8)
Overage rents	17,997	27,445	(9,448)	(34.4)
Other, including noncontrolling interests	62,848	85,283	(22,435)	(26.3)
Total property revenues	1,810,346	1,873,797	(63,451)	(3.4)
Property operating expenses:
Real estate taxes	165,362	161,234	4,128	2.6
Repairs and maintenance	122,183	137,344	(15,161)	(11.0)
Marketing	17,232	24,830	(7,598)	(30.6)
Other property operating costs	258,943	276,999	(18,056)	(6.5)
Provision for doubtful accounts	22,233	9,779	12,454	127.4
Total property operating expenses	585,953	610,186	(24,233)	(4.0)
Real estate property net operating income	$1,224,393	$1,263,611	$(39,218)	(3.1)%

Minimum rents decreased due to a decrease of $7.9 million in termination income, which was $20.6 million for the six months ended June 30, 2009 compared to $28.5 million for the six months ended June 30, 2008.  The decrease in termination income was primarily due to a $6.4 million anchor termination at West Oaks Mall in the first quarter of 2008, which was partially offset by the increase in termination income in the second quarter of 2009 described above.  The decrease was also partially due to a reduction of rent of $4.0 million due to the sale of three office buildings and two office parks in 2008. In addition, temporary rental revenue decreased by $9.9 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008 and straight-line rent decreased by $8.6 million for the six months ended June 30, 2009 compared to the six months ended June 30, 2008. These decreases in minimum rents were partially offset by an increase of $3.9 million that resulted from of the acquisition of The Shoppes at The Palazzo and the redevelopment at Natick Collection.

Certain of our leases include both a base rent component and a component which requires tenants to pay amounts related to all, or substantially all, of their share of real estate taxes and certain property operating expenses, including common area maintenance and insurance. The portion of the tenant rent from these leases attributable to real estate tax and operating expense recoveries are recorded as tenant recoveries.  The slight decrease in tenant recoveries is consistent with the decrease in certain property operating expenses.

The decrease in overage rent is primarily due to a decrease in comparable tenant sales as a result of the current challenging economic environment impacting many of our tenants throughout the Company Portfolio, particularly The Grand Canal Shoppes.

Other revenues include all other property revenues including vending, parking, gains or losses on dispositions of certain property transactions, sponsorship and advertising revenues, less NOI of non-controlling interests in consolidated joint ventures. The decrease in other revenues is primarily attributable to dispositions of land parcels at Kendall Town Center that resulted in a $3.9 million loss on sale of land in the six months ended June 30, 2009 and a $4.3 million gain on sale of land in the six months ended June 30, 2008. In addition, the decrease in other revenues is primarily attributable to reduced activity at the Woodlands Hotel and Conference Center, including decreases in conference center revenues and rooms occupied resulting in decline in room revenue and a decline in food and beverage revenue.  Finally, the decrease was attributable to lower sponsorship, show and display revenue and lower gift card revenue in the six months ended June 30, 2009.

Real estate taxes increased in the six months ended June 30, 2009 across the Company Portfolio.

Repairs and maintenance decreased in the six months ended June 30, 2009 primarily due to temporary deferrals of certain work due to liquidity considerations, as well as occupancy declines and overall cost savings programs.  The decreases were concentrated in costs related to cleaning, landscaping, parking expense, and payroll, contracted services, building repairs and elevator and escalator.

Marketing expenses decreased in the six months ended June 30, 2009 across the Company Portfolio as the result of continued company-wide efforts to consolidate marketing functions and reduce advertising spending.  The largest savings were the result of reductions in advertising costs, contracted services and payroll.

Other property operating costs decreased primarily due to reductions in professional fees, decreased security expense, lower office expenses and lower utility costs due to our implementation of certain cost savings programs.

The provision for doubtful accounts increased across the Company Portfolio in 2009 primarily due an increase in tenant bankruptcies and increased aging of tenant receivables resulting from the current economic conditions.

Master Planned Communities Segment

	Six Months Ended June 30,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(Dollars in thousands)
Land sales	$49,955	$65,841	$(15,886)	(24.1)%
Less Land sales operations	45,964	51,733	(5,769)	(11.2)
Master Planned Communities net operating (loss) income before provision for impairment	$3,991	$14,108	$(10,117)	(71.7)%
Provision for impairment	(108,691)	—	(108,691)	(100.0)
Real estate property net operating (loss) income	$(104,700)	$14,108	$(118,808)	(842.1)%

The decrease in land sales, land sales operations and NOI for the six months ended June 30, 2009 was the result of a significant reduction in sales volume and lower achieved margins at our Summerlin, Bridgeland and The Woodlands residential communities.  These decreases were partially offset by an increase in land sales that result from the bulk sale of the majority of the remaining single family lots in our Fairwood community in Maryland for which we recorded a $52.8 million provision for impairment in the three months ended March 31, 2009.  Additionally, there was an increase in sales in our Columbia, Maryland community which was the result of the sale of a residential parcel for use in the development of luxury apartments and town homes.

For the six months ended June 30, 2009, we sold 303.7 residential acres compared to 181.7 acres for the six months ended June 30, 2008. We sold 34.5 acres of commercial lots for the six months ended June 30, 2009 compared to 25.2 acres for the six months ended June 30, 2008.

Finally, we recorded a $55.9 million provision for impairment at our Nouvelle at Natick condominium project which reflects the change in management’s intent and business strategy with respect to marketing and pricing, reduced potential of future price increases and the likelihood that the period to complete unit sales will need to be extended.

As of June 30, 2009, the master planned communities have approximately 17,600 remaining saleable acres.

Certain Significant Consolidated Revenues and Expenses

	Six Months Ended June 30,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(Dollars in thousands)
Tenant rents	$1,471,332	$1,519,630	$(48,298)	(3.2)%
Land sales	31,435	24,921	6,514	26.1
Property operating expenses	481,816	502,517	(20,701)	(4.1)
Land sales operations	32,464	25,131	7,333	29.2
Management and other fees	35,118	42,157	(7,039)	(16.7)
Property management and other costs	85,609	106,942	(21,333)	(19.9)
General and administrative	78,125	12,515	65,610	524.3
Provisions for impairment	413,480	608	412,872	67,906.6
Depreciation and amortization	391,087	375,501	15,586	4.2
Interest expense	648,033	644,995	3,038	0.5
Provision for income taxes	4,228	16,257	(12,029)	(74.0)
Equity in income of Unconsolidated Real Estate Affiliates	23,877	44,973	(21,096)	(46.9)
Reorganization items	33,726	—	33,726	100.0
Discontinued operations - (loss) gain on dispositions	(55)	37,060	(37,115)	(100.1)

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

The decrease in property management and other costs for the six months ended June 30, 2009 is primarily due to lower overall management costs, including payroll and bonus expense, stock compensation expense and travel expense primarily related to a reduction in personnel and other cost reduction efforts.

The increase in general and administrative expense for the six months ended June 30, 2009 is primarily due to a $43.4 million increased professional fees for restructuring and strategic initiatives incurred through the Petition Date, whereas such costs are classified as reorganization items since the Petition Date.  In addition, we incurred $20.9 million of additional expense related to the write off of various financing costs on proposed transactions which were not completed during the six months ended June 30, 2009.

Based on the results of our evaluations for impairment (Note 1), we recognized provisions for impairment charges of $413.5 million for the six months ended June 30, 2009.  During the three months ended June 30, 2009, we recognized a provision for impairment of $55.9 million related to our Nouvelle at Natick condominium project and $7.1 million related to various pre-development costs that were determined to be non-recoverable due to the related projects being terminated. .  In addition, we recorded a provision for impairment related to the allocated goodwill of $19.4 million for the three months ended June 30, 2009.  During the three months ended March 31, 2009, we recognized provisions for impairment of $81.1 million related to our River Falls Mall located in Clarksville, Indiana, and recognized impairment charges of $40.3 million related to our Owings Mills Mall located in Owings Mills, Maryland. We also recognized impairment charges of $16.6 million for the three months ended March 31, 2009 related to the write down of various pre-development costs that were determined to be non-recoverable due to the related projects being terminated.  In addition, for the three months ended March 31, 2009, we recognized impairment charges of $24.2 million for our development project in Allen, Texas, and $6.7 million related to our development project in Redlands, California. We recorded an impairment charge of $52.8 million for the three months ended March 31, 2009 related to our Fairwood master planned community. We recorded provisions for impairment related to the allocated goodwill of $109.4 million for the three months ended March 31, 2009

The increase in interest expense is primarily due to loan extensions that we entered into in the fourth quarter of 2008 for the loans at Fashion Show and The Shoppes at The Palazzo.  Interest expense also increased due to an interest rate increase under the loan at Tucson Mall subsequent to such loan’s anticipated maturity date. Subsequent to the Petition Date, the interest rate on the Tucson Mall loan was restored to the rate in effect prior to its anticipated  maturity date pursuant to a ruling by the Bankruptcy Court.  The financing activity in the fourth quarter of 2008 resulted in significant increases in interest rates and loan fees. In addition, the financing of the Secured Portfolio Facility, which was entered into in July 2008, also increased interest expense for the six months ended June 30, 2009. Lastly, the increase in interest expense was also due to a decrease in the amount of capitalized interest as a result of decreased development spending for the six months ended June 30, 2009.  Interest expense was partially offset by a decrease in the Credit Facility interest expense compared to 2008 which was the result of a decrease in interest rates.

The decrease in provision for income taxes for the six months ended June 30, 2009 was primarily attributable to tax benefit related to the $52.8 million provision for impairment that we recorded for our Fairwood master planned community and a $55.9 million provision for impairment that we recorded for our Nouvelle at Natick condominium project.  This decrease was partially offset by an increase in the valuation allowances on our deferred tax assets as a result of Chapter 11.

The decrease in equity in income of unconsolidated real estate affiliates is primarily due to a significant decrease in land sales at our Woodlands Partnership joint venture for the six months ended June 30, 2009 compared to the six months ended June 30, 2008.  The decrease is also attributable to the currency conversion related to our international joint ventures in Turkey and Brazil in addition to the overall decline in real estate net operating income from the remaining joint venture interests.

Reorganization items under the bankruptcy filings are expense or income items that were incurred or realized by the Debtors as a result of the Chapter 11 Cases. These items include professional fees and similar types of expenses incurred directly related to the bankruptcy filings, loss accruals or gains or losses resulting from activities of the reorganization process and interest earned on cash accumulated by the Debtors.  See Note 1 — Reorganization Items for additional detail.

Reference is made to Note 6 for further discussion regarding the officer loans. Based on our assessment, we have concluded that the impact of the cumulative compensation expense is immaterial to our financial statements for the six months ended June 30, 2008 and for all other individual interim periods in 2008. Accordingly, we recorded the entire cumulative compensation expense of $15.4 million in the fourth quarter of 2008.

Liquidity and Capital Resources

As previously discussed, on April 16 and 22, 2009, GGP and certain of its subsidiaries filed voluntary petitions for relief under Chapter 11, which triggered defaults on substantially all debt obligations of the Debtors. However, under section 362 of Chapter 11, the filing of a bankruptcy petition automatically stays most actions against the debtor’s estate. Absent an order of the Bankruptcy Court, substantially all pre-petition liabilities, including the secured and unsecured debt of the Debtors, are subject to settlement under a plan of reorganization.

The DIP Credit Agreement provides for a $400 million term loan, which is intended to be used for refinancing certain pre-petition secured indebtedness and fund working capital requirements. The proceeds of the DIP Credit Agreement, included in the cash on hand ($622.8 million as of June 30, 2009) together with cash generated from operations, will be used to fund post-petition operating expenses. We believe that these sources of funds should provide the Company with sufficient liquidity to finance its future operations in the ordinary course, including those of its Non-Debtor subsidiaries and joint ventures, but excluding all obligations relating to property debt, wholly-owned or joint venture, that reaches maturity.

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $497.9 million for the six months ended June 30, 2009 and $190.1 million for the six months ended June 30, 2008.

Cash used for Land/residential development and acquisitions expenditures was $29.8 million for the six months ended June 30, 2009 a decrease from $97.4 million for the six months ended June 30, 2008 as we have slowed the pace of residential land development in 2009 to conform to sales pace declines.

As a result of the settlement of the Glendale Matter (Note 1), $67.1 million that was previously paid as cash collateral for the appellate bond was refunded to the Company resulting in an increase in net cash provided by operating activities of $134.1 million.

Net cash provided by (used in) certain assets and liabilities, including accounts and notes receivable, prepaid expense and other assets, deferred expenses, and accounts payable and accrued expenses and deferred tax liabilities totaled $149.7 million in 2009 and $(10.5) million in 2008 as significant year-end receivables had been collected by June 30, 2008 whereas such amounts generally remain outstanding at June 30, 2009 subject to reserved amounts.  In addition, accounts payable and accrued expenses and deferred tax liabilities increased $197.2 million.  Although liabilities not subject to compromise and certain liabilities subject to compromise have been approved for payment by the court, a significant portion of our liabilities subject to compromise are subject to settlement under a plan of reorganization and have not been paid.

Cash Flows from Investing Activities

Net cash used in investing activities was $148.1 million for the six months ended June 30, 2009 and 732.5 million for the six months ended June 30, 2008.

Cash used for acquisition/development of real estate and property additions/improvements was $127.6 million for the six months ended June 30, 2009 a decline from $779.3 million for the six months ended June 30, 2008 primarily due to the completion, deferral or termination of a number of development projects in late 2008 and early 2009.

Net investing cash (used in) provided by our Unconsolidated Real Estate Affiliates was $(35.5) million in 2009 and $14.0 million in 2008.  In 2008, significant loan proceeds were obtained from GGP/Homart II, whereas such loans were partially repaid in 2009 prior to the Petition Date.

Cash Flows from Financing Activities

Net cash provided by financing activities was $104.1 million for the six months ended June 30, 2009 and $530.3 million for the six months ended June 30, 2008.

New financings exceeded principal payments by $104.6 million for the six months ended June 30, 2009 and $17.2 million for the six months ended June 30, 2008.

Distributions to common stockholders, holders of Common Units and holders of perpetual and convertible preferred units totaled $.6 million for the six months ended June 30, 2009 and $313.5 million for the six months ended June 30, 2008. No dividends have been paid during 2009, while dividends per common share were $1.00 for the six months ended June 30, 2008. Certain dividends and distributions, including dividends to common stockholders, were suspended to preserve working capital. In determining whether to declare a distribution, the Board of Directors considers a number of factors, including operating cash flow. There can be no assurance that such distributions will recommence.

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

Critical Accounting Policies

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. Our critical accounting policies as discussed in our 2008 Annual Report have not changed during 2009, with the exception of the accounting for reorganization in accordance with SOP 90-7 (Note 1), and such policies, and the discussion of such policies, are incorporated herein by reference.

REIT Requirements

In order to remain qualified as a REIT for federal income tax purposes, we must distribute or pay tax on 100% of our capital gains and distribute at least 90% of our ordinary taxable income to stockholders. We may not have sufficient liquidity or Bankruptcy Court approval to meet these distribution requirements. In determining distributions, the Board of Directors considers operating cash flow. The Board of Directors may alternatively elect to pay a portion of any required dividend in stock as a taxable stock dividend.  During the Chapter 11 Cases, we would also need Bankruptcy Court approval to pay a cash or stock dividend.  See Note 5 for more detail on our ability to remain qualified as a REIT.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Other than the Chapter 11 Cases, neither the Company nor any of the Unconsolidated Real Estate Affiliates is currently involved in any material pending legal proceedings nor, to our knowledge, is any material legal proceeding currently threatened against the Company or any of the Unconsolidated Real Estate Affiliates.

ITEM 1A.  RISK FACTORS

There are no material changes to the risk factors previously disclosed in our Annual Report or in our Form 10-Q for the quarter ended March 31, 2009.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Previously reported in our Form 10-Q for the quarter ended March 31, 2009.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Company’s Annual Meeting of Stockholders held on May 13, 2009, the stockholders voted on the matters listed below.

Matter		Number of Shares For	Withheld
1.	(a) Election of Adam Metz	204,195,948	54,838,533

	(b) Election of Thomas H. Nolan, Jr.	204,079,322	54,955,159

	(c) Election of John Riordan	204,435,346	54,599,135

Mssrs.  Metz, Nolan and Riordan were each elected as Class I Directors of the Company, whose terms will expire at the Company’s 2012 Annual Meeting of Stockholders.

John Bucksbaum, Alan Cohen, Anthony Downs, and Beth Stewart all continue as directors of the Company.

On June 5, 2009, William A. Ackman was appointed as a director of the Company as reported on a Form 8-K filed June 9, 2009.  Mr. Ackman was appointed as a Class III Director of the Company, whose term will expire on the Company’s 2010 Annual Meeting of Stockholders.

On July 9, 2009, Glenn J. Rufrano was appointed as a director of the Company as reported on a Form 8-K filed July 10, 2009.  Mr. Rufrano was appointed as a Class II Director of the Company whose term will expire at the Company’s 2011 Annual Meeting of Stockholders.

Matter		Number of Shares For	Number of Shares Against	Number of Shares Abstain	Broker Non- Votes
2.	Ratification of the selection of Deloitte & Touche LLP as the Company’s independent public accountants for the year ending December 31, 2009.	257,470,110	1,272,575	291,796	0

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS

10.1

Senior Secured Debtor in Possession Credit, Security and Guaranty Agreement dated May 15, 2009 among General Growth Properties, Inc., as co-borrower, GGP Limited Partnership, as co-borrower, certain subsidiaries of the co-borrowers, as guarantors, UBS AG, Stamford Branch, as agent, and the lenders party thereto.

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

101

The following financial information from General Growth Properties, Inc’s. Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the SEC on August 7, 2009, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statement of Income and Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.  Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.

Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of June 30, 2009.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL GROWTH PROPERTIES, INC.
(Registrant)

Date: August 7, 2009	by:	/s/ Edmund Hoyt
Edmund Hoyt
Senior Vice President and Chief Financial Officer
(On behalf of the Registrant and as Principal Accounting Officer)

EXHIBIT INDEX

10.1

Senior Secured Debtor in Possession Credit, Security and Guaranty Agreement dated May 15, 2009 among General Growth Properties, Inc., as co-borrower, GGP Limited Partnership, as co-borrower, certain subsidiaries of the co-borrowers, as guarantors, UBS AG, Stamford Branch, as agent, and the lenders party thereto.

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

101

The following financial information from General Growth Properties, Inc’s. Quarterly Report on Form 10-Q for the quarter ended June 30, 2009, filed with the SEC on August 7, 2009, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statement of Income and Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.  Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.

Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of June 30, 2009.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.