Form 10-Q
period 2009-09-30
GENERAL GROWTH PROPERTIES INC
filed 2009-11-09
CIK 895648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

or

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

The number of shares of Common Stock, $.01 par value, outstanding on November 4, 2009 was 313,832,656.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2009	2008
	(Dollars in thousands)
Assets:
Investment in real estate:
Land	$3,363,958	$3,354,480
Buildings and equipment	23,364,805	23,609,132
Less accumulated depreciation	(4,681,331)	(4,240,222)
Developments in progress	902,000	1,076,675
Net property and equipment	22,949,432	23,800,065
Investment in and loans to/from Unconsolidated Real Estate Affiliates	2,011,638	1,869,929
Investment property and property held for development and sale	1,736,456	1,823,362
Net investment in real estate	26,697,526	27,493,356
Cash and cash equivalents	691,765	168,993
Accounts and notes receivable, net	388,402	385,334
Goodwill	205,257	340,291
Deferred expenses, net	318,853	333,901
Prepaid expenses and other assets	740,354	835,455
Total assets	$29,042,157	$29,557,330

Liabilities and Equity:
Liabilities not subject to compromise:
Mortgages, notes and loans payable	$3,030,340	$24,756,577
Investment in and loans to/from Unconsolidated Real Estate Affiliates	31,694	32,294
Deferred tax liabilities	861,441	868,978
Accounts payable and accrued expenses	904,271	1,539,149
Liabilities not subject to compromise	4,827,746	27,196,998
Liabilities subject to compromise	22,483,178	—
Total liabilities	27,310,924	27,196,998

Redeemable noncontrolling interests:
Preferred	120,756	120,756
Common	36,038	379,169
Total redeemable noncontrolling interests	156,794	499,925

Commitments and Contingencies	—	—

Preferred Stock: $100 par value; 5,000,000 shares authorized; none issued and outstanding	—	—

Equity:
Common stock: $.01 par value; 875,000,000 shares authorized, 313,832,656 shares issued as of September 30, 2009 and 270,353,677 shares issued as of December 31, 2008	3,138	2,704
Additional paid-in capital	3,793,240	3,454,903
Retained earnings (accumulated deficit)	(2,160,915)	(1,488,586)
Accumulated other comprehensive loss	(9,082)	(56,128)
Less common stock in treasury, at cost, 1,449,939 shares as of September 30, 2009 and December 31, 2008	(76,752)	(76,752)
Total stockholders’ equity	1,549,629	1,836,141
Noncontrolling interests in consolidated real estate affiliates	24,810	24,266
Total equity	1,574,439	1,860,407
Total liabilities and equity	$29,042,157	$29,557,330

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(Dollars in thousands, except for per share amounts)
Revenues:
Minimum rents	$489,472	$514,186	$1,487,288	$1,546,227
Tenant recoveries	217,040	231,548	674,750	694,727
Overage rents	10,408	14,563	26,214	38,973
Land sales	7,409	6,158	38,844	31,080
Management and other fees	14,500	21,561	49,618	63,718
Other	22,132	26,685	64,982	85,916
Total revenues	760,961	814,701	2,341,696	2,460,641
Expenses:
Real estate taxes	69,925	68,128	210,443	205,781
Repairs and maintenance	56,472	57,725	161,910	176,822
Marketing	7,358	10,425	21,840	31,477
Other property operating costs	108,009	116,329	310,208	332,047
Land sales operations	9,582	8,513	42,046	33,645
Provision for doubtful accounts	5,925	5,938	25,104	14,934
Property management and other costs	44,876	38,813	130,485	145,755
General and administrative	11,652	5,259	89,777	17,774
Provisions for impairment	60,940	55,514	474,420	56,123
Depreciation and amortization	185,016	190,386	576,103	565,888
Total expenses	559,755	557,030	2,042,336	1,580,246
Operating income	201,206	257,671	299,360	880,395

Interest income	523	950	1,754	2,957
Interest expense	(326,357)	(330,687)	(983,198)	(975,682)
Loss before income taxes, noncontrolling interests, equity in income of Unconsolidated Real Estate Affiliates and reorganization items	(124,628)	(72,066)	(682,084)	(92,330)
Benefit from (provision for) income taxes	14,430	14,841	10,202	(1,416)
Equity in income of Unconsolidated Real Estate Affiliates	15,341	16,939	39,218	61,912
Reorganization items	(22,597)	—	(47,515)	—
Loss from continuing operations	(117,454)	(40,286)	(680,179)	(31,834)
Discontinued operations - gain (loss) on dispositions	29	18,023	(26)	55,083
Net (loss) income	(117,425)	(22,263)	(680,205)	23,249
Allocation to noncontrolling interests	(422)	1,404	7,876	(11,996)
Net (loss) income attributable to common stockholders	$(117,847)	$(20,859)	$(672,329)	$11,253

Basic and Diluted (Loss) Earnings Per Share:
Continuing operations	$(0.38)	$(0.13)	$(2.16)	$(0.13)
Discontinued operations	—	0.05	—	0.17
Total basic and diluted (loss) earnings per share	$(0.38)	$(0.08)	$(2.16)	$0.04
Dividends declared per share	—	0.50	—	1.50

Comprehensive Income (Loss), Net:
Net (loss) income	$(117,425)	$(22,263)	$(680,205)	$23,249
Other comprehensive income (loss):
Net unrealized gains on financial instruments	6,055	(2,641)	13,679	(1,733)
Accrued pension adjustment	162	(340)	486	(759)
Foreign currency translation	17,448	(35,138)	43,132	(16,739)
Unrealized gains on available-for-sale securities	6	6	117	(122)
Other comprehensive income (loss)	23,671	(38,113)	57,414	(19,353)
Comprehensive (loss) income allocated to noncontrolling interests	(537)	6,223	(1,304)	3,746
Adjustment for noncontrolling interests	—	—	(9,065)	—
Comprehensive (loss) income, net, attributable to common stockholders	$(94,291)	$(54,153)	$(633,160)	$7,642

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

			Retained	Accumulated		Noncontrolling
		Additional	Earnings	Other		Interests in
	Common	Paid-In	(Accumulated	Comprehensive	Treasury	Consolidated Real	Total
	Stock	Capital	Deficit)	Income (Loss)	Stock	Estate Affiliates	Equity
	(Dollars in thousands)

Balance, December 31, 2007	$2,457	$2,601,296	$(1,087,080)	$35,658	$(95,635)	$—	$1,456,696
Cumulative effect of change in accounting principles		(1,756,689)	(14,312)			7,457	(1,763,544)

Adjusted balance, January 1, 2008	2,457	844,607	(1,101,392)	35,658	(95,635)	7,457	(306,848)
Net income			11,253			1,611	12,864
Cash distributions declared ($1.50 per share)			(389,479)				(389,479)
Distributions from noncontrolling interests in consolidated Real Estate Affiliates						9,437	9,437
Conversion of operating partnership units to common stock (558,495 common shares)	6	5,267					5,273
Conversion of convertible preferred units to common stock (5,000 common shares)		83					83
Issuance of common stock (23,080,156 common shares and 50 treasury shares)	231	829,968			3		830,202
Shares issued pursuant to CSA (356,661 treasury shares)		(914)	(2,434)		18,880		15,532
Restricted stock grant, net of forfeitures and compensation expense (346,860 common shares)	3	3,333					3,336
Other comprehensive loss				(15,607)			(15,607)
Tax provision from stock option exercise		(574)					(574)
Adjustment for noncontrolling interest in operating partnership		(115,328)					(115,328)
Adjust noncontrolling interest in OP Units to fair value		1,494,168					1,494,168

Adjusted Balance, September 30, 2008	$2,697	$3,060,610	$(1,482,052)	$20,051	$(76,752)	$18,505	$1,543,059

Balance, December 31, 2008 (as previously reported)	$2,704	$3,337,657	$(1,452,733)	$(56,128)	$(76,752)	$—	$1,754,748
Adjustments	—	117,246	(35,853)	—	—	24,266	105,659

Adjusted balance, January 1, 2009	2,704	3,454,903	(1,488,586)	(56,128)	(76,752)	24,266	1,860,407
Net (loss) income			(672,329)			1,814	(670,515)
Distributions from noncontrolling interests in consolidated Real Estate Affiliates						(1,270)	(1,270)
Conversion of operating partnership units to common stock (43,408,053 common shares)	434	324,055					324,489
Issuance of common stock (69,309 common shares)	1	42					43
Restricted stock grant, net of forfeitures and compensation expense (1,617 common shares)	(1)	1,927					1,926
Other comprehensive income				47,046			47,046
Adjustment for noncontrolling interest in operating partnership		12,313					12,313

Balance, September 30, 2009	$3,138	$3,793,240	$(2,160,915)	$(9,082)	$(76,752)	$24,810	$1,574,439

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)
Cash Flows from Operating Activities:
Net (loss) income	$(680,205)	$23,249
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in income of Unconsolidated Real Estate Affiliates	(39,218)	(61,912)
Provision for doubtful accounts	25,104	14,934
Distributions received from Unconsolidated Real Estate Affiliates	31,065	54,807
Depreciation	539,091	530,177
Amortization	37,012	35,711
Amortization of deferred finance costs and debt market rate adjustments	27,685	10,607
Amortization of intangibles other than in-place leases	901	(4,519)
Straight-line rent amortization	(27,173)	(33,156)
Non-cash interest expense on Exchangeable Senior Notes	20,347	19,150
Non-cash interest expense resulting from termination of interest rate swaps	(14,156)	—
Loss (gain) on dispositions	26	(55,083)
Provisions for impairment	474,420	56,123
Participation expense pursuant to Contingent Stock Agreement	(3,572)	(528)
Land/residential development and acquisitions expenditures	(46,781)	(125,485)
Cost of land sales	20,147	6,269
Non-cash reorganization items	24,114	—
Glendale Matter deposit	67,054	(67,054)
Net changes:
Accounts and notes receivable	(1,140)	34,121
Prepaid expenses and other assets	(11,954)	(7,440)
Deferred expenses	(25,667)	(43,246)
Accounts payable and accrued expenses and deferred tax liabilities	238,009	18,622
Other, net	16,258	2,799
Net cash provided by operating activities	671,367	408,146

Cash Flows from Investing Activities:
Acquisition/development of real estate and property additions/improvements	(158,237)	(1,007,507)
Proceeds from sales of investment properties	6,418	72,075
Increase in investments in Unconsolidated Real Estate Affiliates	(144,293)	(194,230)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	62,335	77,374
Loans from (to) Unconsolidated Real Estate Affiliates, net	(9,666)	30,715
Decrease in restricted cash	8,900	911
Other, net	(3,381)	4,524
Net cash used in investing activities	(237,924)	(1,016,138)

Cash Flows from Financing Activities:
Proceeds from issuance of mortgages, notes and loans payable	—	2,695,716
Proceeds from issuance of the DIP Facility	400,000	—
Principal payments on mortgages, notes and loans payable	(309,350)	(2,369,159)
Deferred financing costs	(2,595)	(40,819)
Cash distributions paid to common stockholders	—	(389,528)
Cash distributions paid to holders of Common Units	(982)	(78,061)
Cash distributions paid to holders of perpetual and convertible preferred units	—	(8,709)
Proceeds from issuance of common stock, including from common stock plans	43	829,205
Other, net	2,213	8,988
Net cash provided by financing activities	89,329	647,633
Net change in cash and cash equivalents	522,772	39,641
Cash and cash equivalents at beginning of period	168,993	99,534
Cash and cash equivalents at end of period	$691,765	$139,175

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Nine Months Ended
	September 30,
	2009	2008
	(In thousands)
Supplemental Disclosure of Cash Flow Information:
Interest paid	$792,543	$954,503
Interest capitalized	43,198	45,315
Income taxes paid	18,068	43,629
Reorganization items paid	23,401	—

Non-Cash Transactions:
Common stock issued in exchange for Operating Partnership Units	$324,489	$4,511
Common stock issued pursuant to Contingent Stock Agreement	—	15,533
Common stock issued in exchange for convertible preferred units	—	83
Change in accrued capital expenditures included in accounts payable and accrued expenses	(75,123)	60,808
Change in deferred contingent property acquisition liabilities	(147,616)	200,288
Deferred financing costs payable in conjunction with the DIP Facility	19,000	—
Recognition of note payable in conjunction with land held for development and sale	6,520	—
Assumption of debt by purchaser in conjunction with sale of office buildings	—	84,000

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

General

General Growth Properties, Inc. (“GGP”), a Delaware corporation, is a self-administered and self-managed real estate investment trust, referred to as a “REIT” which, as described in “Debtors in Possession” below, filed for bankruptcy protection under Chapter 11 of Title 11 of the United States Code (“Chapter 11”) in the Southern District of New York (the “Bankruptcy Court”) on April 16, 2009 (the “Petition Date”).  GGP was organized in 1986 and through its subsidiaries and affiliates owns, operates, manages and develops retail and other rental properties, primarily shopping centers, which are located primarily throughout the United States. GGP also holds assets through its international Unconsolidated Real Estate Affiliates in Brazil, Turkey and Costa Rica in which GGP has a net investment of $218.3 million at September 30, 2009 and $166.7 million at December 31, 2008, with substantially all of the increase in our investment balance in 2009 due to foreign currency fluctuations.  Additionally, GGP develops and sells land for residential, commercial and other uses primarily in large-scale, long-term master planned community projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas, as well as one residential condominium project located in Natick (Boston), Massachusetts.  Substantially all of our business is conducted by our operating partnership, GGP Limited Partnership (“GGPLP” or the “Operating Partnership”), in which, at September 30, 2009, GGP holds approximately a 98% ownership interest.  In these notes, the terms “we,” “us” and “our” refer to GGP and its subsidiaries (the “Company”).

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

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of GGP, our subsidiaries and joint ventures in which we have a controlling interest. For consolidated joint ventures, the noncontrolling partner’s share of the assets, liabilities and operations of the joint ventures (generally computed as the joint venture partner’s ownership percentage) is included in Noncontrolling Interests in Consolidated Real Estate Affiliates as permanent equity of the Company. All significant intercompany balances and transactions have been eliminated.

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results for the interim periods ended September 30, 2009 are not necessarily indicative of the results to be obtained for the full fiscal year.

Debtors in Possession

As we were unable to reach an out-of-court consensus with our lenders concerning certain past due and cross-collateralized or cross-defaulted debt, on the Petition Date, the Company, the Operating Partnership and certain of the Company’s domestic subsidiaries filed voluntary petitions for relief under Chapter 11 in the Bankruptcy Court. On April 22, 2009, certain additional domestic subsidiaries (collectively with the subsidiaries filing on the Petition Date, the Company and the Operating Partnership, the “Debtors”) of the Company also filed voluntary petitions for relief in the Bankruptcy Court (collectively, the “Chapter 11 Cases”) which the Bankruptcy Court has ruled may be jointly administered.  However, neither GGMI, certain of our wholly-owned subsidiaries, nor any of our joint ventures, (collectively, the “Non-Debtors”) either consolidated or unconsolidated, have sought such protection.

The Debtors, all of which are consolidated in the accompanying financial statements, are currently operating as “debtors in possession” under the jurisdiction of and in accordance with the applicable provisions of the orders of the Bankruptcy Court.  The Non-Debtors are continuing their operations and are not subject to the requirements of Chapter 11.  In the aggregate, the Debtors own and operate 166 of the more than 200 regional shopping centers that we own and manage.  Pursuant to Chapter 11, a debtor is afforded certain protection against its creditors and creditors are prohibited from taking certain actions (such as pursuing collection efforts or proceeding to foreclose on secured obligations) related to debts that were owed prior to the commencement of the Chapter 11 Cases.  Accordingly, although the commencement of the Chapter 11 Cases triggered defaults on substantially all debt obligations of the Debtors, creditors are stayed from taking any action as a result of such defaults.  Absent an order of the Bankruptcy Court, these pre-petition liabilities are subject to settlement under a plan of reorganization.

In addition to our mortgage and other debt, current liabilities and liens, we are subject to certain executory contracts. The Debtors, subject to the approval of the Bankruptcy Court, may assume or reject these contracts. Although we are considering the rejection of certain of such contracts (except for our operating property tenant leases), only one such contract, that of an unexpired lease of office space that was no longer occupied by the Debtors, has been rejected as of September 30, 2009. Claims may result if an executory contract is rejected; however, no such potential claims have been recorded or reflected at this time.  On July 22, 2009, the Bankruptcy Court granted the Debtors an extension of time, through November 12, 2009, to assume or reject any unexpired leases where a Debtor is a lessee.

Since the Petition Date, the Bankruptcy Court has granted various motions that allow the Company to continue to operate its business in the ordinary course without interruption, and covering, among other things, employee obligations, critical service providers, tax matters, insurance matters, tenant and contractor obligations, claim settlements, ordinary course property sales, department store arrangements, cash management and cash collateral.  The Debtors have retained, pursuant to Bankruptcy Court approval, legal and financial professionals to advise the Debtors on the bankruptcy proceedings and certain other “ordinary course” professionals. From time to time, the Debtors may seek Bankruptcy Court approval for the retention of additional professionals.  The Bankruptcy Court has also approved the Debtors request to enter into a post-petition financing arrangement (the “DIP Facility”), as further discussed in Note 4.  Since approval of the DIP Facility, the Debtors have focused on stabilizing their business and maintaining profitability during the Chapter 11 Cases.  Recently, the Company filed with the Bankruptcy Court statements of financial affairs and schedules of assets and liabilities for each entity and the Bankruptcy Court has established November 12, 2009 as the claims bar date for the presentation of all claims against the debtors for liabilities to be resolved in our reorganization as disclosed below.

As described above, we have received legal protection from our creditors pursuant to the Chapter 11 Cases. This protection is limited in duration and we are negotiating the terms of a reorganization plan with our lenders and other stakeholders.  As part of the plan of reorganization currently being developed, the Debtors are in negotiations with certain secured lenders to extend the maturities on their mortgage loans. There can be no assurance that such negotiations will yield sufficient reductions or deferrals of our current and future debt maturities to allow us to continue operations or that such plan will be approved by the Bankruptcy Court.  We currently have the exclusive right to file a plan of reorganization until February 26, 2010 and, if we file a plan by that date, we have until April 23, 2010 to obtain necessary acceptances of our plan.  However, we have the right to request an extension of such exclusivity period to file a plan of reorganization until October 13, 2010, which extension is subject to the approval of the Bankruptcy Court.

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

Accounting for Reorganization

The accompanying consolidated financial statements and the unaudited combined condensed financial statements of the Debtors presented below have been prepared in accordance with the generally accepted accounting principles related to financial reporting by entities in reorganization under the Bankruptcy Code, and on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Such accounting guidance also provides that if a debtor, or group of debtors, has significant combined assets and liabilities of entities which have not sought Chapter 11 bankruptcy protection, the debtors and non-debtors should continue to be combined.  However, separate disclosure of financial statement information solely relating to the debtor entities should be presented.  Accordingly, the unaudited combined condensed financial statements of the Debtors are presented below:

Unaudited Combined Condensed Balance Sheet

September 30, 2009
(In thousands)
Net investment in real estate	$24,719,081
Cash and cash equivalents	633,159
Accounts and notes receivable, net	323,096
Other	1,012,292
Total Assets	$26,687,628

Liabilities not subject to compromise:
Mortgages, notes and loans payable	$400,000
Deferred tax liabilities	906,021
Investment in and loans to/from Unconsolidated Real Estate Affiliates	31,694
Accounts payable and accrued expenses	699,300
Liabilities subject to compromise	22,483,178
Total redeemable non-controlling interest	156,794
Equity	2,010,641
Total Liabilities and Equity	$26,687,628

As described above, since the Debtors commenced their respective Chapter 11 Cases on two different dates in April 2009, the combined condensed statements of operations is presented from three months ended September 30, 2009 and May 1 to September 30, 2009 and the combined condensed statement of cash flows is presented May 1 to September 30, 2009.

Unaudited Combined Condensed Statement of Operations

	Three Months Ended September 30, 2009	May 1, 2009 to September 30, 2009
	(In thousands)
Operating Revenues	$628,718	1,051,984
Operating Expenses	464,062	824,863
Operating Income	164,656	227,121
Interest expense, net	(288,220)	(490,200)
Benefit from income taxes	4,214	3,568
Equity in income of Real Estate Affiliates	29,933	52,091
Reorganization items	(22,597)	(43,281)
Net loss	(112,014)	(250,701)
Allocation to noncontrolling interests	(470)	(147)
Net loss attributable to common stockholders	$(112,484)	$(250,848)

Unaudited Combined Condensed Statement of Cash Flows

May 1, 2009 to September 30, 2009
(In thousands)
Net cash provided by:
Operating activities	$511,931
Investing activities	(129,133)
Financing activities	188,225
Net increase in cash and cash equivalents	571,023
Cash and cash equivalents, beginning of period	62,136
Cash and cash equivalents, end of period	$633,159

Cash paid for reorganization items	$(23,401)

As of September 30, 2009, the aggregate inter-company amounts due (to) from the Debtors were $562.1 million.

Classification of Liabilities Not Subject to Compromise

Liabilities not subject to compromise include: (1) liabilities held by Non-Debtor entities; (2) liabilities incurred after the Petition Date; (3) pre-Petition Date liabilities that the Debtors expect to pay in full, even though certain of these amounts may not be paid until a plan of reorganization is effective; (4) liabilities related to pre-petition contracts that affirmatively have not been rejected; and (5) pre-Petition Date liabilities that have been approved for payment by the Bankruptcy Court and that the Debtors expect to pay (in advance of a plan of reorganization) over the next twelve month period in the ordinary course of business, including certain employee related items (salaries, vacation and medical benefits).

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

September 30, 2009
(In thousands)
Mortgages and secured notes	$15,841,182
Unsecured notes	5,992,985
Accounts payable and accrued liabilities	649,011
Total liabilities subject to compromise	$22,483,178

The classification of liabilities “not subject to compromise” versus liabilities “subject to compromise” is based on currently available information and analysis. As the Chapter 11 Cases proceed and additional information is received and analysis is completed, or as the Bankruptcy Court rules on relevant matters, the classification of amounts between these two categories may change. The amount of any such changes could be significant.

Reorganization Items

Reorganization items under the bankruptcy filings are expense or income items that were incurred or realized by the Debtors as a result of the Chapter 11 Cases and are presented separately in the Consolidated Statements of Income and Comprehensive Income and in the unaudited condensed combined statements of operations of the Debtors presented above. These items include professional fees and similar types of expenses and gains directly related to the bankruptcy filings, resulting from activities of the reorganization process, and interest earned on cash accumulated by the Debtors as a result of the Chapter 11 Cases.  During the quarter ended September 30, 2009, management determined that approximately $8.8 million of interest expense and amortization of deferred financial cost related to the DIP Facility had been misclassified as a reorganization item in the three and six months ended June 30, 2009.  Such presentation has been corrected in the Company’s financial statements for the nine months ended September 30, 2009.  Management has assessed this misclassification as immaterial and will restate the Company’s financial statements for three and six months ended June 30, 2009 in prospective filings.

With respect to certain retained professionals, the terms of engagement and the timing of payment for services rendered are subject to approval by the Bankruptcy Court.  In addition, certain of these retained professionals have agreements that provide for success or completion fees that are payable upon the consummation of specified restructuring or sale transactions.  A portion of such fees, currently estimated at approximately $26.4 million in the aggregate, have been deemed probable of being paid and therefore are being accrued over the period from the date approved by the Bankruptcy Court to our estimated date of successful emergence from bankruptcy.  However, the costs of a key employee incentive program with contingencies also related to the results of the Chapter 11 Cases, approved by the Bankruptcy Court in October 2009, are not currently accrued.  Such costs are technically uncapped but are currently estimated to range from zero to approximately $61 million.

Reorganization items are as follows:

	Three Months Ended	Post-Petition period ended
Reorganization Items	September 30, 2009	September 30, 2009
	(In thousands)	(In thousands)
Gains on liabilities subject to compromise (1)	$(2,670)	$(5,049)
Interest income (2)	(15)	(23)
U.S. Trustee fees (3)	1,419	2,516
Restructuring costs	23,863	50,071
Total reorganization items	$22,597	$47,515

(1)

This amount primarily includes repudiation, rejection or termination of contracts or guarantee of obligations. For the periods ended September 30, 2009, such gains reflect agreements reached with certain critical vendors (as defined), which were authorized by the Bankruptcy Court and for which payments on an installment basis began in July, 2009.

(2)	Interest income primarily reflects amounts earned on cash accumulated as a result of our Chapter 11 cases.

(3)	Estimate of fees due remain subject to confirmation and review by the Office of the United States Trustee (“U.S. Trustee”).

Impairment

Operating properties and properties under development

The generally accepted accounting principles related to accounting for the impairment or disposal of long-lived assets require that if impairment indicators exist and the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment provision should be recorded to write down the carrying amount of such asset to its fair value. We review our real estate assets, including investment properties, land held for development and sale and developments in progress, for potential impairment indicators whenever events or changes in circumstances indicate that the carrying value may not be recoverable. The cash flow estimates used both for determining recoverability and estimating fair value are inherently judgmental and reflect current and projected trends in rental, occupancy and capitalization rates, and our estimated holding periods for the applicable assets. Impairment indicators for our retail and other segment are assessed separately for each property and include, but are not limited to, significant decreases in real estate property net operating income and occupancy percentages. Impairment indicators for our Master Planned Communities segment are assessed separately for each community and include, but are not limited to, significant decreases in sales pace or average selling prices, significant increases in expected land development and construction costs or cancellation rates, and projected losses on expected future sales. Impairment indicators for pre-development costs, which are typically costs incurred during the beginning stages of a potential development, and developments in progress are assessed by project and include, but are not limited to, significant changes in projected completion dates, revenues or cash flows, development costs, market factors and sustainability of development projects. If an indicator of potential impairment exists, the asset is tested for recoverability by comparing its carrying value to the estimated future undiscounted cash flow. Although the estimated value of certain assets may be exceeded by the carrying amount, a real estate asset is only considered to be impaired when its carrying value cannot be recovered through estimated future undiscounted cash flows. To the extent an impairment provision is necessary, the excess of the carrying value of the asset over its estimated fair value is expensed.

The continuing deterioration of the economy, the impact of the decline of the retail market on the operations and occupancy of our properties and our financial condition has led to further tests for impairment indicators of operating properties and prospective redevelopment and development projects. We recorded impairment charges related to our operating properties and properties under development for the three and nine months ended September 30, 2009 and 2008 as presented in the table below.  All of these impairment charges are included in provisions for impairment in our consolidated financial statements for the three and nine months ended September 30, 2009 and 2008.  Based on our evaluations, no other impairments of our investment in real estate were recorded for the three and nine months ended September 30, 2009 and 2008.

Investment in Unconsolidated Real Estate Affiliates

In accordance with the generally accepted accounting principles related to the equity method of accounting for investments, a series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the Unconsolidated Real Estate Affiliates has occurred which is other-than-temporary. Accordingly, the investment in each of the Unconsolidated Real Estate Affiliates is evaluated periodically and as deemed necessary for recoverability and valuation declines that are other than temporary. Accordingly, in addition to the property-specific impairment analysis that we perform on the investment properties owned by such joint ventures (as part of our investment property impairment process described above), we also considered the ownership and distribution preferences and limitations and rights to sell and repurchase of our ownership interests. Based on such evaluations, no provisions for impairment of our investments in Unconsolidated Real Estate Affiliates were recorded for the three and nine months ended September 30, 2009 and 2008.

Goodwill

The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed is recorded as goodwill. Goodwill has been recognized and allocated to specific properties in our Retail and Other Segment since each individual rental property or each operating property is an operating segment and considered a reporting unit. The generally accepted accounting principles related to goodwill and other intangible assets states that goodwill should be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. As of March 31, 2009, June 30, 2009 and September 30, 2009, we performed interim impairment tests of goodwill as changes in current market and economic conditions during each of the quarters in 2009 indicated an impairment of the asset might have occurred. We perform this test by first comparing the estimated fair value of each property with our book value of the property, including, if applicable, its allocated portion of aggregate goodwill. We assess fair value based on estimated future cash flow projections that utilize appropriate discount and capitalization rates which are generally unobservable in the market place (Level 3 inputs) under these principles.  Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions. If the book value of a property, including its goodwill, exceeds its estimated fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In this second step, if the implied fair value of goodwill is less than the book value of goodwill, an impairment charge is recorded. Based on our testing methodology, we recorded provisions for impairment of goodwill for the three and nine months ended September 30, 2009 as presented in the table below.  No impairments of goodwill were recorded for the three and nine months ended September 30, 2008.

Impaired Asset - 2009	Location	Method of determining fair value	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
			(In thousands)
Operating Property and Properties under development:
Allen, TX development	Allen, TX	Projected sales price analysis (1)	$—	$(24,166)
Fairwood MPC	Houston, TX	Projected sales price analysis (1)	—	(52,769)
Owings Mills Mall	Owings Mills, MD	Discounted cash flow analysis at a 9.25% discount rate	—	(40,308)
Redlands, CA development	Redlands, CA	Projected sales price analysis (1)	—	(6,747)
River Falls Mall	Clarksville, IN	Discounted cash flow analysis at a 10.75% discount rate	—	(81,114)
Nouvelle at Natick	Natick, MA	Discounted cash flow analysis at a 12.00% discount rate	—	(55,923)
The Village at Redlands	Redlands, CA	Projected sales price analysis (1)	(5,492)	(5,492)
Plaza 9400	Sandy, UT	Projected sales price analysis (1)	(5,191)	(5,191)
Owings Mills-Two Corporate Center	Owings Mills, MD	Projected sales price analysis (1)	(7,478)	(7,478)
West Kendall development	Miami, FL	Projected sales price analysis (1)	(35,518)	(35,518)
Other:
Various pre-development costs		(2)	(978)	(24,680)
Goodwill		(3)	(6,283)	(135,034)
			$(60,940)	$(474,420)

Impaired Asset - 2008	Location	Method of determining fair value	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2008
			(In thousands)
Operating Property and Properties under development:
Century Plaza	Birmingham, AL	Projected sales price analysis (1)	$(7,819)	$(7,819)
Nouvelle at Natick	Natick, MA	Discounted cash flow analysis at a 12.00% discount rate	(40,346)	(40,346)
Other:
Various pre-development costs		(2)	(7,349)	(7,958)
			$(55,514)	$(56,123)

(1) Projected sales price analysis incorporates available market information and other management assumptions.

(2) Related to the write down of various pre-development costs that were determined to be non-recoverable due to the related projects being terminated.

(3) These impairments were primarily driven by continued increases in capitalization rate assumptions during 2009 and reduced estimates of NOI, primarily due to the impact of decline in the retail market on our operations.

General

We can provide no assurance that material impairment charges with respect to operating properties, Unconsolidated Real Estate Affiliates, developments in progress, property held for development and sale or goodwill will not occur in future periods. Our tests for impairment at September 30, 2009 were based on the most current information available to us. If the conditions mentioned above deteriorate further, or if our plans regarding our assets change, particularly due to our Chapter 11 Cases, subsequent tests for impairment could result in additional impairment charges in the future. Furthermore, certain of our properties had fair values less than their carrying amounts. However, based on the Company’s plans with respect to those properties, we believe that the carrying amounts are recoverable and therefore, under applicable GAAP guidance, no additional impairments were taken. Accordingly, we will continue to monitor circumstances and events in future periods to determine whether additional impairments are warranted.

Reclassifications and Adoption of New Accounting Pronouncements

Certain amounts in the 2008 consolidated financial statements have been reclassified to conform to the current period presentation. In addition, as of January 1, 2009 we adopted the following two accounting pronouncements that required retrospective application, in which all periods presented reflect the necessary changes.

As of January 1, 2009, we adopted a new generally accepted accounting principle related to convertible debt instruments that may be settled in cash upon conversion, which required us to separately account for the liability and equity components of our Exchangeable Senior Notes in a manner that reflects the nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The impact of the required retrospective application of this pronouncement on our consolidated financial statements is that the Exchangeable Senior Notes have been reflected as originally being issued at a discount, with such discount being reflected in subsequent periods as a non-cash increase in interest expense. Below is a summary of the effects of the retrospective application of this pronouncement on the consolidated financial statements and the Exchangeable Senior Notes.

	September 30, 2009	December 31, 2008
	(In thousands)
Balance Sheet:
Principal amount of liability	$1,550,000	$1,550,000
Unamortized discount	(76,389)	(96,736)
Carrying amount of liability component	$1,473,611	$1,453,264

Carrying amount of equity component	$139,882	$139,882

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
	(In thousands)
Income Statement:
Coupon interest	$15,423	$15,423	$46,268	$46,268
Discount amortization	6,897	6,492	20,347	19,150
Total interest	$22,320	$21,915	$66,615	$65,418

Effective interest rate	5.62%	5.62%	5.62%	5.62%

		Impact of
	As Previously Reported	Retrospective	Current Presentation
Balance Sheet	December 31, 2008	Application	December 31, 2008
		(In thousands)
Mortgages, notes and loans payable	$24,853,313	$(96,736)	$24,756,577

	As Previously Reported		Impact of	Current Presentation
	Three Months Ended		Retrospective	Three Months Ended
Income Statement	September 30, 2008		Application	September 30, 2008
			(In thousands)
Interest expense	$324,195		$6,492	$330,687
Allocation to noncontrolling interests	(357	)*	(1,047)	(1,404)
Net income attributable to common stockholders	(15,415)		(5,444)	(20,859)

Basic and Diluted Earnings Per Share	$(0.06)		$(0.02)	$(0.08)

*Includes the effect of generally accepted accounting principles related to noncontrolling interests in consolidated financial statements on the presentation of noncontrolling interests.  See below for further detail.

	As Previously Reported		Impact of	Current Presentation
	Nine Months Ended		Retrospective	Nine Months Ended
Income Statement	September 30, 2008		Application	September 30, 2008
			(In thousands)
Interest expense	$956,532		$19,150	$975,682
Allocation to noncontrolling interests	(15,174	)*	3,178	(11,996)
Net income attributable to common stockholders	27,225		(15,972)	11,253

Basic and Diluted Earnings Per Share	$0.10		$(0.06)	$0.04

*Includes the effect of generally accepted accounting principles related to noncontrolling interests in consolidated financial statements on the presentation of noncontrolling interests. See below for further detail.

As of January 1, 2009, we adopted a new generally accepted accounting principle related to noncontrolling interests in consolidated financial statements, which changed the reporting for minority interests in our consolidated joint ventures by re-characterizing them as noncontrolling interests and re-classifying certain of such minority interests as a component of permanent equity in our Consolidated Balance Sheets. The minority interests related to our common and preferred operating partnership units have been re-characterized as redeemable noncontrolling interests and will remain as temporary equity at a mezzanine level in our Consolidated Balance Sheets presented at the greater of the carrying amount adjusted for the noncontrolling interest’s share of the allocation of income or loss (and its share of other comprehensive income or loss) and dividends or the fair value as of each measurement date subsequent to the measurement date.  The excess of the fair value over the carrying value from period to period is charged to Additional paid-in capital on our Consolidated Balance Sheets. These principles also changed the presentation of the income allocated to minority interests by re-characterizing it as allocations to noncontrolling interests and re-classifying such income as an adjustment to net income to arrive at net income attributable to common stockholders.

As of June 30, 2009, we adopted a new generally accepted accounting principle related to interim fair value disclosures for financial instruments which required us to provide fair value disclosures for our financial instruments in interim periods. As a result of the Company’s Chapter 11 filing, the fair value for the outstanding debt that is included in liabilities subject to compromise in our Consolidated Balance Sheets cannot be reasonably determined.  With respect to the outstanding $3.03 billion of mortgages, notes and loans payable not subject to compromise at September 30, 2009, the carrying value approximated the fair value at December 31, 2008 (excluding the $400.0 million DIP Facility that was entered into in May 2009).  As of September 30, 2009, there is no available market data that would warrant a change in this conclusion from our year end assessment.  This fair value was estimated for financial statement reporting purposes and should not be used to value the Company’s securities for any other purposes, including the Chapter 11 Cases.

As of June 30, 2009, we adopted a new generally accepted accounting principle related to subsequent events which provides guidance on our assessment of subsequent events.  The new standard clarifies that we must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date “through the date that the financial statements are issued or are available to be issued.” We performed our assessment of subsequent events through November 6, 2009 and all material events or transactions since September 30, 2009 have been integrated into our disclosures in the accompanying consolidated financial statements.

Noncontrolling Interests

The holders of the Common Units share equally with our common stockholders on a per share basis in any distributions by the Operating Partnership on the basis that one Common Unit is equivalent to one share of GGP common stock. Under certain circumstances, the Common Units (other than Common Units held by the parties to the Rights Agreement dated July 27, 1993, as described below) can be redeemed at the option of the holders for cash or, at our election, shares of GGP common stock on a one-for-one basis. Upon receipt of a request for redemption by a holder of such Common Units, the Company, as general partner of the Operating Partnership, has the option to pay the redemption price for such Common Units with shares of common stock of the Company (subject to certain conditions), or in cash, on a one-for-one basis with a cash redemption price equivalent to the market price of one share of common stock of the Company at the time of redemption. Parties to the Rights Agreement dated July 27, 1993 (the “Rights Agreement”) have the right to redeem the Common Units covered by such agreement for shares of GGP Common Stock on a one-for-one basis until they and certain affiliates own 25% of the outstanding shares of GGP Common Stock, at which point such parties have the right, subject to certain limitations, to require the Company to purchase any additional Common Units subject to the agreement.  The Company may elect to pay for such Common Units in cash or in shares of GGP Common Stock at the Company’s election and subject to certain limitations. All prior requests for redemption of Common Units have been fulfilled with shares of the Company’s common stock. Notwithstanding this historical practice, the aggregate amount of cash that would have been paid to the holders of the outstanding Common Units as of September 30, 2009 if such holders had requested redemption of the Common Units as of September 30, 2009, and all such Common Units were redeemed (or purchased in the case of the Rights Agreement) for cash, would have been $35.2 million. We do not have the requisite Bankruptcy Court approvals necessary to redeem Common Units for cash or shares of GGP common stock.  In addition, certain conditions necessary to issue GGP common stock upon redemption of Common Units have not been satisfied and we may not have the liquidity necessary to redeem Common Units for cash.  As of September 30, 2009 and December 31, 2008, the redeemable noncontrolling interests are presented in our Consolidated Balance Sheets at carrying value because the carrying value of the units was greater than the conversion value of the units based on the stock price at September 30, 2009 and December 31, 2008.

The following table reflects the activity of the redeemable noncontrolling interests for the nine months ended September 30, 2009 and 2008.

(In thousands)
Balance at December 31, 2007 (as adjusted)	$2,358,901
Net income	10,385
Distributions	(85,902)
Conversion of operating partnership units into common shares	(5,273)
Conversion of convertible preferred units to common shares	(83)
Other comprehensive loss	(3,746)
Adjustment for noncontrolling interests in operating partnership	115,328
Adjust redeemable noncontrolling interests to fair value	(1,494,168)
Balance at September 30, 2008	$895,442

Balance at December 31, 2008 (as adjusted)	$499,925
Net loss	(9,690)
Distributions	(7,008)
Conversion of operating partnership units into common shares	(324,489)
Other comprehensive income	10,369
Adjustment for noncontrolling interests in operating partnership	(12,313)
Balance at September 30, 2009	$156,794

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

Fair Value Measurements

We adopted the generally accepted accounting principles related to fair value measurements as of January 1, 2008 for our financial assets and liabilities and, although our disclosures were increased, such adoption did not change our valuation methods for such assets and liabilities.  This initial adoption applied primarily to our derivative financial instruments, which are assets and liabilities carried at fair value (primarily based on unobservable market data) on a recurring basis in our consolidated financial statements.  As of September 30, 2009, our derivative financial instruments and our investments in marketable securities are immaterial to our consolidated financial statements. In addition, as required, we adopted these principles as of January 1, 2009 for our non-financial assets and liabilities, which, in accordance with the guidance impacts our assets measured at fair value due to impairments incurred since adoption.

The accounting principles for fair value measurements establish a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value.  These tiers include:

•                  Level 1- defined as observable inputs such as quoted prices in active markets;

•                  Level 2- defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•                  Level 3- defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The asset or liability fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  Any fair values utilized or disclosed in our consolidated financial statements were developed for the purpose of complying with the accounting principles established for fair value measurements.  The fair values of our assets or liabilities for enterprise value in our Chapter 11 Cases or as a component of our reorganization plan (see Note 1) will reflect differing assumptions and methodologies.  These estimates will be subject to a number of approvals and reviews and therefore may be materially different.

The following table summarizes the change in our liabilities that are measured at fair value.

Interest Rate Swaps

Balance at January 1, 2009	$27,715
Included in other comprehensive (loss) income	—
Included in earnings (1)	(13,134)
Balance at March 31, 2009	14,581
Included in other comprehensive (loss) income	—
Included in earnings (1)	(14,581)
Balance at June 30, 2009	—
Included in other comprehensive (loss) income	—
Included in earnings (1)	—
Balance at September 30, 2009	$—

(1) See discussion of termination of interest rate swaps below under “Derivative Financial Instruments.”

The following table summarizes our assets that are measured at fair value on a nonrecurring basis:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses Three Months Ended September 30, 2009	Total Losses Nine Months Ended September 30, 2009
Investments in real estate: (1)			(In thousands)
Allen, TX development	$29,511	$—	$29,511	$—	$—	$(24,166)
Fairwood MPC	12,629	—	12,629	—	—	(52,769)
Owings Mills Mall	38,068	—	—	38,068	—	(40,308)
Redlands, CA development	6,727	—	—	6,727	—	(6,747)
River Falls Mall	22,003	—	—	22,003	—	(81,114)
Nouvelle at Natick	64,661	—	—	64,661	—	(55,923)
The Village at Redlands	7,500	—	—	7,500	(5,492)	(5,492)
Plaza 9400	2,400	—	—	2,400	(5,191)	(5,191)
Owings Mills-Two Corporate Center	15,360	—	—	15,360	(7,478)	(7,478)
West Kendall development	13,931	—	—	13,931	(35,518)	(35,518)
	$212,790	$—	$42,140	$170,650	$(53,679)	$(314,706)

(1) See discussion of unobservable inputs in the impairment analysis above under “Impairment.”

Derivative Financial Instruments

As of January 1, 2009, we adopted the generally accepted accounting principles related to disclosures about derivative instruments and hedging activities which requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about the fair value of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative instruments.

We use derivative financial instruments to reduce risk associated with movement in interest rates. We may choose or be required by lenders to reduce cash flow and earnings volatility associated with interest rate risk exposure on variable-rate borrowings and/or forecasted fixed-rate borrowings by entering into interest rate swaps or interest rate caps.  We do not use derivative financial instruments for speculative purposes. During the first quarter of 2009, our interest rate swaps no longer qualified as highly effective and therefore no longer qualified for hedge accounting treatment as the Company made the decision not to pay future settlement payments under such swaps. As a result of the terminations of the swaps, for which we paid termination fees of $34.8 million, we reduced the liability associated with these derivative financial instruments during the first and second quarter of 2009, which is included in interest expense in our consolidated financial statements, which for the nine months ended September 30, 2009 was a reduction in interest expense of $27.7 million. As the interest payments on the hedged debt remain probable, the net balance in the gain or loss in accumulated other comprehensive (loss) income of $(27.7) million that existed as of December 31, 2008 remains in accumulated other comprehensive (loss) income and is amortized to interest expense as the hedged forecasted transactions impact earnings or are deemed probable not to occur. The amortization of the accumulated other comprehensive (loss) income resulted in additional interest expense of $4.5 million and $13.6 million for the three and nine months ended September 30, 2009, respectively.

Under interest rate cap agreements, we make initial premium payments to the counterparties in exchange for the right to receive payments from them if interest rates exceed specified levels during the agreement period. Notional principal amounts are used to express the volume of these transactions, but the cash requirements and amounts subject to credit risk are substantially less. As of September 30, 2009, we had one outstanding interest rate cap derivative that was designated as a cash flow hedge of interest rate risk with a notional value of $67.5 million.

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

Revenue Recognition and Related Matters

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates and accretion related to above and below-market tenant leases on acquired properties. Termination income recognized was $3.6 million for the three months ended September 30, 2009, $20.2 million for the nine months ended September 30, 2009, $4.4 million for the three months ended September 30, 2008 and $29.4 million for the nine months ended September 30, 2008. Net accretion related to above and below-market tenant leases was $2.7 million for the three months ended September 30, 2009, $6.1 million for the nine months ended September 30, 2009, $3.2 million for the three months ended September 30, 2008 and $11.9 million for the nine months ended September 30, 2008.

Straight-line rent receivables, which represent the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases, of  $255.3 million as of September 30, 2009 and $228.1 million as of December 31, 2008, are included in Accounts and notes receivable, net in our consolidated financial statements.

Percentage rent in lieu of fixed minimum rent received from tenants was $16.4 million for the three months ended September 30, 2009, $41.2 million for the nine months ended September 30, 2009, $12.4 million for the three months ended September 30, 2008 and $36.0 million for the nine months ended September 30, 2008, and is included in Minimum Rents in our consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, provision for income taxes, recoverable amounts of receivables and deferred taxes, initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to acquisitions, impairment of long-lived assets and goodwill, and cost ratios and completion percentages used for land sales. Actual results could differ from these and other estimates.

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

Earnings Per Share (“EPS”)

Information related to our EPS calculations is summarized as follows:

	Three Months Ended September 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
	(In thousands)
Numerators:

Loss from continuing operations	$(117,454)	$(117,454)	$(40,286)	$(40,286)
Allocation to noncontrolling interests	(421)	(421)	4,305	4,305
Loss from continuing operations - net of noncontrolling interests	(117,875)	(117,875)	(35,981)	(35,981)

Discontinued operations - loss on dispositions	29	29	18,023	18,023
Allocation to noncontrolling interests	(1)	(1)	(2,902)	(2,902)
Discontinued operations - net of noncontrolling interests	28	28	15,121	15,121

Net loss	(117,425)	(117,425)	(22,263)	(22,263)
Allocation to noncontrolling interests	(422)	(422)	1,404	1,404
Net loss attributable to common stockholders	$(117,847)	$(117,847)	$(20,859)	$(20,859)

Denominators:
Weighted average number of common shares outstanding - basic and diluted	312,363	312,363	267,945	267,945

	Nine Months Ended September 30,
	2009		2008
	Basic	Diluted	Basic	Diluted
	(In thousands)
Numerators:

Loss from continuing operations	$(680,179)	$(680,179)	$(31,834)	$(31,834)
Allocation to noncontrolling interests	7,875	7,875	(2,854)	(2,854)
Loss from continuing operations - net of noncontrolling interests	(672,304)	(672,304)	(34,688)	(34,688)

Discontinued operations - gains (loss) on dispositions	(26)	(26)	55,083	55,083
Allocation to noncontrolling interests	1	1	(9,142)	(9,142)
Discontinued operations - net of noncontrolling interests	(25)	(25)	45,941	45,941

Net (loss) income	(680,205)	(680,205)	23,249	23,249
Allocation to noncontrolling interests	7,876	7,876	(11,996)	(11,996)
Net (loss) income available to common stockholders	$(672,329)	$(672,329)	$11,253	$11,253

Denominators:
Weighted average number of common shares outstanding - basic and diluted	311,861	311,861	260,055	260,055

Diluted EPS excludes options where the exercise price was higher than the average market price of our common stock, and therefore would have an anti-dilutive effect, and options for which vesting requirements were not satisfied.  Such options totaled 2,442,100 shares as of September 30, 2009, and 5,133,503 shares as of September 30, 2008. Outstanding Common Units have also been excluded from the diluted earnings per share calculation because including such Common Units would also require that the share of GGPLP income attributable to such Common Units be added back to net income therefore resulting in no effect on EPS. Finally, the affect of the exchange feature of the exchangeable senior notes that were issued in April 2007 are also excluded from EPS because the conditions for exchange were not satisfied as of September 30, 2008, and while the conditions for exchange were met as of September 30, 2009, as a result of the Chapter 11 Cases, the holders of such notes are stayed from exercising such exchange rights absent an order from the Bankruptcy Court.

Transactions with Affiliates

Management and other fees primarily represent management and leasing fees, development fees, financing fees and fees for other ancillary services performed for the benefit of certain of the Unconsolidated Real Estate Affiliates and for properties owned by third parties. Fees earned from the Unconsolidated Properties totaled $13.5 million for the three months ended September 30, 2009, $44.6 million for the nine months ended September 30, 2009, $19.0 million for the three months ended September 30, 2008 and $56.3 million for the nine months ended September 30, 2008. Such fees are recognized as revenue when earned.

NOTE 2                                INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes our intangible assets and liabilities:

	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount
	(In thousands)
As of September 30, 2009
Tenant leases:
In-place value	$578,161	$(358,382)	$219,779
Above-market	97,311	(59,555)	37,756
Below-market	(188,091)	118,982	(69,109)
Ground leases:
Above-market	(16,968)	2,305	(14,663)
Below-market	271,602	(28,456)	243,146
Real estate tax stabilization agreement	91,879	(19,291)	72,588

As of December 31, 2008
Tenant leases:
In-place value	$637,791	$(381,027)	$256,764
Above-market	117,239	(65,931)	51,308
Below-market	(199,406)	110,650	(88,756)
Ground leases:
Above-market	(16,968)	1,951	(15,017)
Below-market	271,602	(24,049)	247,553
Real estate tax stabilization agreement	91,879	(16,348)	75,531

The gross asset balances of the in-place value of tenant leases are included in Buildings and equipment in our Consolidated Balance Sheets. The above-market and below-market tenant and ground leases are included in Prepaid expenses and other assets and Accounts payable and accrued expenses (Note 7) in our consolidated financial statements.

Amortization/accretion of these intangible assets and liabilities, and similar assets and liabilities from our Unconsolidated Real Estate Affiliates at our share, decreased our income (excluding the impact of noncontrolling interests and the provision for income taxes) by $16.2 million for the three months ended September 30, 2009, $45.4 million for the nine months ended September 30, 2009, $18.4 million for the three months ended September 30, 2008 and $52.5 million for the nine months ended September 30, 2008.  Future amortization, including our share of such items from Unconsolidated Real Estate Affiliates, is estimated to decrease income (excluding the impact of noncontrolling interests and the provision for income taxes) by approximately $64.5 million in 2009, $54.9 million in 2010, $46.0 million in 2011, $38.1 million in 2012 and $32.1 million in 2013.

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

Generally, we anticipate that the 2009 operations of our joint venture properties will support the operational cash needs of the properties, including debt service payments.   In June and July, 2009 we made capital contributions of $28.7 million and $57.5 million, respectively, to fund our portion of $172.2 million of joint venture mortgage debt which had reached maturity. As of September 30, 2009, approximately $6.3 billion of indebtedness was secured by our Unconsolidated Properties, our proportionate share of which was approximately $3.0 billion. There can be no assurance that we will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

In certain circumstances, we have debt obligations in excess of our pro rata share of the debt of our Unconsolidated Real Estate Affiliates (“Retained Debt”). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness of such Unconsolidated Real Estate Affiliates. The proceeds of the Retained Debt which are distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates. In the event that the Unconsolidated Real Estate Affiliates do not generate sufficient cash flow to pay debt service, by agreement with our partners, our distributions may be reduced or we may be required to contribute funds in an amount equal to the debt service on Retained Debt. Such Retained Debt totaled $158.9 million as of September 30, 2009 and $160.8 million as of December 31, 2008, and has been reflected as a reduction in our investment in Unconsolidated Real Estate Affiliates. As of September 30, 2009, we do not anticipate an inability to perform on our obligations with respect to such Retained Debt.

In certain other circumstances, the Company, in connection with the debt obligations of certain Unconsolidated Real Estate Affiliates, has agreed to provide supplemental guarantees or master-lease commitments to provide to the debt holders additional credit-enhancement or security.  As of September 30, 2009, we do not expect to be required to perform pursuant to any of such supplemental credit-enhancement provisions for our Unconsolidated Real Estate Affiliates, either due to estimates of the current obligations represented by such provisions or as a result of the protections afforded us through our Chapter 11 Cases.

The significant accounting policies used by the Unconsolidated Real Estate Affiliates are the same as ours.

Condensed Combined Financial Information of Unconsolidated Real Estate Affiliates

Following is summarized financial information for our Unconsolidated Real Estate Affiliates as of September 30, 2009 and December 31, 2008 and for the three and nine months ended September 30, 2009 and 2008.

	September 30, 2009	December 31, 2008
	(In thousands)
Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates
Assets:
Land	$874,186	$863,965
Buildings and equipment	7,804,740	7,558,344
Less accumulated depreciation	(1,705,978)	(1,524,121)
Developments in progress	593,948	549,719
Net property and equipment	7,566,896	7,447,907
Investment in unconsolidated joint ventures	414,922	241,786
Investment property and property held for development and sale	276,718	282,636
Net investment in real estate	8,258,536	7,972,329
Cash and cash equivalents	198,724	231,500
Accounts and notes receivable, net	153,754	163,749
Deferred expenses, net	197,149	173,213
Prepaid expenses and other assets	336,900	225,809
Total assets	$9,145,063	$8,766,600

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$6,342,519	$6,411,631
Accounts payable, accrued expenses and other liabilities	465,488	513,538
Owners’ equity	2,337,056	1,841,431
Total liabilities and owners’ equity	$9,145,063	$8,766,600

Investment In and Loans To/From Unconsolidated Real Estate Affiliates, Net:
Owners’ equity	$2,337,056	$1,841,431
Less joint venture partners’ equity	(1,183,382)	(915,690)
Capital or basis differences and loans	826,270	911,894
Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$1,979,944	$1,837,635

Reconciliation - Investment In and Loans To/From Unconsolidated Real Estate Affiliates:
Asset - Investment in and loans to/from Unconsolidated Real Estate Affiliates	$2,011,638	$1,869,929
Liability - Investment in and loans to/from Unconsolidated Real Estate Affiliates	(31,694)	(32,294)
Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$1,979,944	$1,837,635

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates
Revenues:
Minimum rents	$184,701	$189,869	$564,497	$560,458
Tenant recoveries	84,262	85,463	253,109	251,648
Overage rents	2,416	3,444	5,475	8,683
Land sales	14,858	25,036	50,134	102,978
Management and other fees	8,845	11,262	25,267	77,436
Other	19,634	22,085	66,383	33,039
Total revenues	314,716	337,159	964,865	1,034,242

Expenses:
Real estate taxes	24,642	21,675	76,506	70,701
Repairs and maintenance	18,566	18,647	54,199	57,433
Marketing	3,133	4,124	8,857	12,251
Other property operating costs	53,147	58,403	162,126	177,093
Land sales operations	11,838	16,887	39,404	62,217
Provision for doubtful accounts	3,224	2,590	9,531	4,219
Property management and other costs	20,469	25,382	58,491	66,579
General and administrative	755	7,207	13,879	18,565
Provisions for impairment	—	121	6,459	121
Depreciation and amortization	66,253	63,476	199,830	183,126
Total expenses	202,027	218,512	629,282	652,305
Operating income	112,689	118,647	335,583	381,937

Interest income	1,745	3,419	5,141	10,024
Interest expense	(74,900)	(93,383)	(246,255)	(265,248)
(Provision for) benefit from income taxes	(81)	7,881	(1,050)	4,549
Equity in income of unconsolidated joint ventures	14,472	7,381	31,699	26,775
Income from continuing operations	53,925	43,945	125,118	158,037
Net income	53,925	43,945	125,118	158,037
Allocation to noncontrolling interests	(1,119)	(115)	(2,044)	(85)
Net income attributable to joint venture partners	$52,806	$43,830	$123,074	$157,952

Equity In Income of Unconsolidated Real Estate Affiliates:
Net income attributable to joint venture partners	$52,806	$43,830	$123,074	$157,952
Joint venture partners’ share of income	(26,632)	(23,092)	(63,423)	(82,591)
Amortization of capital or basis differences	(10,536)	(3,420)	(19,543)	(12,364)
Elimination of Unconsolidated Real Estate Affiliates loan interest	(297)	(379)	(890)	(1,085)
Equity in income of Unconsolidated Real Estate Affiliates	$15,341	$16,939	$39,218	$61,912

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

	GGP/Homart II
	September 30,	December 31,
	2009	2008
	(In thousands)
Assets:
Land	$239,481	$239,481
Buildings and equipment	2,827,761	2,761,838
Less accumulated depreciation	(545,779)	(482,683)
Developments in progress	14,861	85,676
Net investment in real estate	2,536,324	2,604,312
Cash and cash equivalents	41,866	42,836
Accounts and notes receivable, net	46,796	45,025
Deferred expenses, net	95,753	84,902
Prepaid expenses and other assets	24,368	27,411
Total assets	$2,745,107	$2,804,486

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$2,251,846	$2,269,989
Accounts payable, accrued expenses and other liabilities	71,014	80,803
Owners’ equity	422,247	453,694
Total liabilities and owners’ equity	$2,745,107	$2,804,486

	GGP/Homart II		GGP/Homart II
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Revenues:
Minimum rents	$59,298	$61,183	$181,405	$181,849
Tenant recoveries	26,854	28,526	82,596	83,602
Overage rents	475	774	1,359	1,702
Other	1,572	2,376	5,048	6,861
Total revenues	88,199	92,859	270,408	274,014

Expenses:
Real estate taxes	7,615	8,482	24,383	24,894
Repairs and maintenance	5,994	6,265	17,015	19,144
Marketing	1,135	1,539	3,385	4,416
Other property operating costs	10,064	11,192	29,351	32,683
Provision for doubtful accounts	109	686	2,110	978
Property management and other costs	5,302	5,761	16,562	17,085
General and administrative	84	1,098	294	2,969
Provisions for impairment	(1)	—	3,693	—
Depreciation and amortization	24,231	22,916	72,282	67,994
Total expenses	54,533	57,939	169,075	170,163
Operating income	33,666	34,920	101,333	103,851

Interest income	1,294	1,858	3,914	5,743
Interest expense	(31,117)	(33,284)	(92,575)	(97,321)
(Provision for) benefit from income taxes	(234)	7,718	(783)	5,948
Net income	3,609	11,212	11,889	18,221
Allocation to noncontrolling interests	2	(3)	(2)	(8)
Net income attributable to joint venture partners	$3,611	$11,209	$11,887	$18,213

	GGP/Teachers
	September 30,	December 31,
	2009	2008
	(In thousands)
Assets:
Land	$175,344	$177,740
Buildings and equipment	1,100,457	1,076,748
Less accumulated depreciation	(168,539)	(145,101)
Developments in progress	33,952	54,453
Net investment in real estate	1,141,214	1,163,840
Cash and cash equivalents	5,577	7,148
Accounts and notes receivable, net	18,608	16,675
Deferred expenses, net	38,509	20,011
Prepaid expenses and other assets	3,450	17,097
Total assets	$1,207,358	$1,224,771

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$1,013,744	$1,020,825
Accounts payable, accrued expenses and other liabilities	30,123	40,787
Owners’ equity	163,491	163,159
Total liabilities and owners’ equity	$1,207,358	$1,224,771

	GGP/Teachers		GGP/Teachers
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Revenues:
Minimum rents	$24,648	$29,008	$76,752	$86,441
Tenant recoveries	14,226	12,869	39,237	37,662
Overage rents	451	843	816	2,157
Other	390	606	1,453	1,706
Total revenues	39,715	43,326	118,258	127,966

Expenses:
Real estate taxes	3,740	3,417	11,152	9,173
Repairs and maintenance	2,367	2,268	7,294	7,466
Marketing	550	595	1,662	1,877
Other property operating costs	4,914	5,347	14,183	15,546
Provision for doubtful accounts	441	524	1,392	687
Property management and other costs	2,112	2,307	6,681	7,015
General and administrative	44	99	178	205
Provisions for impairment	—	103	17	103
Depreciation and amortization	9,359	8,982	28,950	26,082
Total expenses	23,527	23,642	71,509	68,154
Operating income	16,188	19,684	46,749	59,812

Interest income	2	52	5	221
Interest expense	(13,866)	(13,982)	(41,197)	(41,643)
(Provision for) benefit from income taxes	(25)	28	(67)	(110)
Net income attributable to joint venture partners	$2,299	$5,782	$5,490	$18,280

	The Woodlands Partnership
	September 30,	December 31,
	2009	2008
	(In thousands)
Assets:
Land	$21,941	$16,573
Buildings and equipment	101,956	60,130
Less accumulated depreciation	(13,898)	(11,665)
Developments in progress	64,561	71,124
Investment property and property held for development and sale	276,718	282,636
Net investment in real estate	451,278	418,798
Cash and cash equivalents	15,068	45,710
Accounts and notes receivable, net	5,547	20,420
Deferred expenses, net	799	1,268
Prepaid expenses and other assets	98,126	93,538
Total assets	$570,818	$579,734

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$311,085	$318,930
Accounts payable, accrued expenses and other liabilities	70,044	74,067
Owners’ equity	189,689	186,737
Total liabilities and owners’ equity	$570,818	$579,734

	The Woodlands Partnership		The Woodlands Partnership
	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Revenues:
Minimum rents	$1,820	$1,504	$4,738	$2,640
Land sales	14,858	25,036	50,134	102,978
Other	2,319	1,882	7,144	7,491
Total revenues	18,997	28,422	62,016	113,109

Expenses:
Real estate taxes	131	254	392	661
Repairs and maintenance	356	224	804	467
Other property operating costs	3,865	4,600	11,988	13,969
Land sales operations	11,838	16,890	39,404	62,217
Depreciation and amortization	799	622	2,233	1,925
Total expenses	16,989	22,590	54,821	79,239
Operating income	2,008	5,832	7,195	33,870

Interest income	116	199	474	586
Interest expense	(978)	(1,681)	(2,870)	(4,447)
Provision for income taxes	(158)	(193)	(426)	(706)
Net income attributable to joint venture partners	$988	$4,157	$4,373	$29,303

NOTE 4                 MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	September 30,	December 31,
	2009	2008
	(In thousands)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$15,860,334	$15,538,825
Corporate and other unsecured term loans	3,719,931	3,701,615

Total fixed-rate debt	19,580,265	19,240,440

Variable-rate debt:
Collateralized mortgages, notes and loans payable	2,500,542	2,732,437
Corporate and other unsecured term loans	2,783,700	2,783,700

Total variable-rate debt	5,284,242	5,516,137

Total mortgages, notes and loans payable	$24,864,507	$24,756,577

As previously discussed, on April 16 and 22, 2009, the Debtors filed voluntary petitions for relief under Chapter 11, which triggered defaults on substantially all debt obligations of the Debtors. However, under section 362 of Chapter 11, the filing of a bankruptcy petition automatically stays most actions against the debtor’s estate. Absent an order of the Bankruptcy Court, these pre-petition liabilities are subject to settlement under a plan of reorganization, and therefore are presented as Liabilities subject to compromise on the Consolidated Balance Sheet.  Of the total amount of debt presented above, $3.03 billion is not subject to compromise, consisting primarily of the collateralized mortgages of Non-Debtors and the DIP Facility as defined and described below.

The weighted-average interest rate including the effects of interest rate swaps, excluding the effects of deferred finance costs and using the contract rate prior to any defaults on such loans, on our mortgages, notes and loans payable was 5.32% at September 30, 2009 and 5.36% at December 31, 2008.  The weighted average interest rate, using the contract rate prior to any defaults on such loans, on the remaining corporate unsecured fixed and variable rate debt and the revolving credit facility was 4.26% at September 30, 2009 and 4.29% at December 31, 2008. We are currently recognizing interest expense on our loans based on contract rates in effect prior to bankruptcy as the Bankruptcy Court has ruled that interest payments based on such contract rates constitutes adequate protection to the secured lenders.

As of September 30, 2009, $24.47 billion of land, buildings and equipment and developments in progress (before accumulated depreciation) have been pledged as collateral for our mortgages, notes and loans payable. Although substantially all of the $24.86 billion of fixed and variable rate mortgage notes and loans payable are non-recourse to us, $2.65 billion of such mortgages, notes and loans payable are recourse to us due to guarantees or other security provisions for the benefit of the note holder. In addition, certain mortgage loans contain other credit enhancement provisions (primarily master leases for all or a portion of the property), as of September 30, 2009 provided by Debtors upon which we do not expect to perform during the pendency of our Chapter 11 Cases. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

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

The DIP Facility, which closed on May 15, 2009, provides for an aggregate commitment of $400.0 million (the “DIP Term Loan”), which was used to refinance the $215.0 million remaining balance on the Short-term Secured Loan and the remainder of which will provide additional liquidity to the Debtors during the pendency of the Chapter 11 Cases, including to fund our portion of venture mortgage loans (Note 3).  The DIP Facility provides that principal outstanding on the DIP Term Loan bears interest at an annual rate equal to LIBOR (subject to a minimum LIBOR floor of 1.5%) plus 12% and matures at the earlier of May 16, 2011 or the effective date of a plan of reorganization of the Debtors and has an outstanding balance of $400.0 million at September 30, 2009.

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

NOTE 5                 INCOME TAXES

We elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code, commencing with our taxable year beginning January 1, 1993.  We currently intend to maintain our REIT status.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of our ordinary taxable income and to either distribute capital gains to stockholders, or pay corporate income tax on the undistributed capital gains. In addition, we are required to meet certain asset and income tests.  We may still satisfy our REIT taxable income distribution requirement for 2009 by declaring a distribution prior to September 15, 2010 and making a payment before December 31, 2010, although satisfaction of this 2009 requirement in 2010 would subject us to a 4% nondeductible federal excise tax under IRC Section 4981.  Since we currently do not expect to meet our 2009 income distribution declaration and payment requirements without becoming subject to this excise tax, we have recorded a provision of approximately $0.3 million at September 30, 2009 for such excise tax.

We also have subsidiaries which we have elected to be treated as taxable real estate investment trust subsidiaries and which are therefore subject to federal and state income taxes.

Unrecognized tax benefits recorded pursuant to uncertain tax positions were $99.9 million and $112.9 million as of September 30, 2009 and December 31, 2008, respectively, excluding interest, of which $33.5 million as of September 30, 2009 and $36.7 million as of December 31, 2008 would impact our effective tax rate. Accrued interest related to these unrecognized tax benefits amounted to $20.8 million as of September 30, 2009 and $21.7 million as of December 31, 2008. We recognized a reduction of interest expense related to the unrecognized tax benefits of $3.9 million for the three months ended September 30, 2009, $0.9 for the nine months ended September 30, 2009; and we recognize interest expense related to the unrecognized tax benefits of $2.7 million for the three months ended September 30, 2008 and $7.5 million for the nine months ended September 30, 2008.

During the nine months ended September 30, 2009, we recognized previously unrecognized tax benefits related to tax positions taken in prior years, excluding accrued interest, of $13.0 million; all of which decreased our deferred tax liability.

Generally, we are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2005 through 2008 and are open to audit by state taxing authorities for years ending December 31, 2004 through 2008. In February 2009, we were notified that the IRS has commenced examination of the year ended December 31, 2007 with respect to two of our taxable REIT subsidiaries.  We received a letter of Income Tax Examination Changes (“30 Day Letter”) for the two taxable REIT subsidiaries under examination from the IRS.  The proposed changes amount to additional tax of $128.1 million.  We timely filed a protest disputing the proposed changes.  It is the Company’s position that the pertinent tax law at question has been properly applied and reflected in the income tax returns.  We are unable to determine when the examinations will be resolved.

Based on our assessment of the expected outcome of these remaining examinations or examinations that may commence, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits, excluding accrued interest, for tax positions taken regarding previously filed tax returns will materially change from those recorded at September 30, 2009. A material change in unrecognized tax benefits could have a material effect on our statements of income and comprehensive income. As of September 30, 2009, there are $51.0 million of unrecognized tax benefits, excluding accrued interest, which due to the reasons above, could significantly increase or decrease during the next twelve months.

There are certain tax attributes, such as net operating loss carry forwards, that may be limited in the event of an ownership change as defined under section 382 of the Internal Revenue Code.  If an ownership change were to occur, there could be significant valuation allowances placed on deferred tax assets that do not have valuation allowances as of September 30, 2009.

NOTE 6                 STOCK-BASED COMPENSATION PLANS

Incentive Stock Plans

Prior to the Chapter 11 Cases, we granted qualified and non-qualified stock options and restricted stock grants to attract and retain officers and key employees through the 2003 Incentive Stock Plan (the “2003 Incentive Plan”). The 2003 Incentive Plan (the “2003 Incentive Plan”) provides for the issuance of 9,000,000 shares, of which 5,625,232 shares (4,878,500 stock options and 746,732 restricted shares) have been granted as of September 30, 2009 (subject to certain customary adjustments to prevent dilution). Additionally, the Compensation Committee of the Board of Directors (the “Compensation Committee”) grants employment inducement awards to senior executives on a discretionary basis, and in the fourth quarter of 2008, granted 1,800,000 stock options to two senior executives.  The terms of these options were determined by the Compensation Committee.

The following tables summarize stock option activity for the 2003 Incentive Plan as of and for the nine months ended September 30, 2009 and 2008.

	2009		2008
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Stock options outstanding at January 1	4,730,000	$33.01	3,053,000	$51.21
Exercised	—	—	(23,000)	15.24
Forfeited	(290,000)	54.66	—	—
Expired	(197,900)	30.84	—	—
Stock options outstanding at September 30	4,242,100	$31.63	3,030,000	$51.48

		Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices		Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price
$ 0	- $ 6.5810	1,800,000	4.1	$3.73	—	—	$—
$ 6.5811	- $ 13.1620	3,600	0.5	9.99	3,600	0.5	9.99
$ 13.1621	- $ 19.7430	50,000	2.9	15.49	50,000	3.2	15.49
$ 32.9051	- $ 39.4860	531,000	0.4	35.59	531,000	0.4	35.59
$ 39.4861	- $ 46.0670	30,000	0.5	44.59	30,000	0.5	44.59
$ 46.0671	- $ 52.6480	862,500	1.2	49.75	782,500	1.2	49.70
$ 59.2291	- $ 65.8100	965,000	2.0	65.81	703,000	2.0	65.81
Total		4,242,100	2.5	$31.63	2,100,100	1.2	$50.57
Intrinsic value (in thousands)		$2,016			$—

Stock options generally vest 20% at the time of the grants and in 20% annual increments thereafter. The intrinsic value of outstanding and exercisable stock options as of September 30, 2009 represents the excess of our closing stock price, $4.85 on that date, over the weighted average exercise price multiplied by the applicable number of shares that may be acquired upon exercise of stock options, and is therefore not presented in the table above if the result is a negative value. The intrinsic value of exercised stock options represents the excess of our stock price, at the time the option was exercised, over the exercise price. No options were exercised or granted during the nine months ended September 30, 2009, and the intrinsic value for options exercised during the nine months ended September 30, 2008 was $0.6 million.

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

The following table summarizes restricted stock activity for the respective grant years as of and for the nine months ended September 30, 2009 and 2008.

	2009		2008
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock grants outstanding as of January 1	410,767	$41.29	136,498	$59.75
Granted	70,000	2.10	360,232	35.69
Vested	(135,706)	35.38	(53,164)	54.24
Canceled	(68,383)	46.23	(13,372)	35.65
Nonvested restricted stock grants outstanding as of September 30	276,678	$33.05	430,194	$41.03

The weighted average remaining contractual term (in years) of nonvested awards as of September 30, 2009 was 2.3 years.

The total fair value of restricted stock grants which vested during the nine months ended September 30, 2009 was $0.1 million and during the nine months ended September 30, 2008 was $2.0 million.

Threshold-Vesting Stock Options

Under the 1998 Incentive Stock Plan (the “1998 Incentive Plan”), stock incentive awards to employees in the form of threshold-vesting stock options (“TSOs”) have been granted. The exercise price of the TSO is the Current Market Price (“CMP”) as defined in the 1998 Incentive Plan of our common stock on the date the TSO is granted. In order for the TSOs to vest, our common stock must achieve and sustain the applicable threshold price for at least 20 consecutive trading days at any time during the five years following the date of grant. Participating employees must remain employed until vesting occurs in order to exercise the options. The threshold price is determined by multiplying the CMP on the date of grant by an Estimated Annual Growth Rate (7%) and compounding the product over a five-year period. TSOs granted in 2004 and thereafter must be exercised within 30 days of the vesting date. TSOs granted prior to 2004, all of which have vested, have a term of up to 10 years.

No TSOs were granted in the nine months ended September 30, 2009 and in the year ended December 31, 2008 and the 1998 Incentive Plan terminated according to its terms December 31, 2008.

The following table summarizes TSO activity as of September 30, 2009 by grant year.

	TSO Grant Year
	2007	2006
TSOs outstanding at January 1, 2009	1,079,194	1,012,135
Forfeited (1)	(115,016)	(107,050)
Vested and exercised	—	—
TSOs outstanding at September 30, 2009 (2)	964,178	905,085

Intrinsic value (3)	$—	$—
Intrinsic value - options exercised	—	—
Fair value - options exercised	—	—
Cash received - options exercised	—	—

Exercise price (4)	$65.81	$50.47
Threshold price	92.30	70.79
Fair value of options on grant date	9.54	6.51
Remaining contractual term (in years)	2.4	1.4

(1)  No TSO expirations for years presented.

(2)  TSOs outstanding at September 30, 2009 for the years 2005 and prior were 117,777.

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

Other Required Disclosures

Historical data, such as the past performance of our common stock and the length of service by employees, is used to estimate expected life of the stock options, TSOs and our restricted stock and represents the period of time the options or grants are expected to be outstanding.  No stock options or TSOs were granted during the nine months ended September 30, 2009 or for the nine months ended September 30, 2008.

Compensation expense related to the Incentive Stock Plans, TSOs and restricted stock was $3.6 million for the three months ended September 30, 2009, $9.6 million for the nine months ended September 30, 2009; $.03 million for the three months ended September 30, 2008 and $5.3 million for the nine months ended September 30, 2008.

As of September 30, 2009, total compensation expense which had not yet been recognized related to nonvested options, TSOs and restricted stock grants was $17.1 million. Of this total, $2.3 million is expected to be recognized in the remaining months of 2009, $8.5 million in 2010, $5.6 million in 2011, and $0.7 million in 2012. These amounts may be impacted by future grants, changes in forfeiture estimates or vesting terms, actual forfeiture rates which differ from estimated forfeitures and/or timing of TSO vesting.

Officer Loans

In October 2008, the independent members of the Company’s Board of Directors learned that between November 2007 and September 2008, an affiliate of certain Bucksbaum family trusts advanced a series of unsecured loans, without the Board’s approval, to Mr. Robert Michaels, the Company’s former director and president and current vice chairman, and Mr. Bernard Freibaum, the Company’s former director and chief financial officer, for the purpose of repaying personal margin debt relating to Company common stock owned by each of them. The loan to Mr. Michaels, which totaled $10 million, has been repaid in full. The loans to Mr. Freibaum totaled $90 million, of which $80 million was outstanding as of the October 2, 2008 date of Mr. Freibaum’s termination of employment. No Company assets or resources were involved in the loans and no laws or Securities and Exchange Commission rules were violated as a result of the loans. Under applicable GAAP guidance, as a result of these loans, the Company is deemed to have received a contribution to capital by the lender and to have incurred compensation expense in an equal amount for no incremental equity interest in the Company. We calculated the fair value of the loans based on a derivation of the income approach known as the discounted cash flow method. Specifically, the fair values of the loans were calculated as the present value of the estimated future cash flows (consisting of quarterly interest payments, an annual loan commitment fee, and principal repayment upon demand of the loan) attributable to the loan using a market-based discount rate that accounts for the time value of money and the appropriate degree of risk inherent in the loans as of the various valuation dates. Included in our valuation of the fair value of the loans is a consideration for the credit risk of the loans on each date of issuance, based upon, among other considerations, Mr. Freibaum’s and Mr. Michaels’ stockholdings in the Company, outstanding loans and current and past compensation from the Company. For Mr. Freibaum’s loans we valued the loans at each respective disbursement date and amendment date and used loan terms varying from six months to two years reflecting our estimation that repayment would require an orderly liquidation of Mr. Freibaum’s other assets. For Mr. Michaels’ loans, we valued the loan at its disbursement date based on its actual term. Accordingly, the compensation expense is measured as the difference between the fair value of the loans as compared to the face amount of the loans. Such calculated expenses are measured and recognizable at the date of such advances and as of the dates of amendments as there were no future service or employment requirements stated in the loan agreements. The total compensation expense is the aggregation of this fair value to face amount differences. Based on our assessment, we concluded that the impact of the cumulative compensation expense is immaterial to our financial statements for the three and nine months ended September 30, 2008 and for all other individual interim periods in 2008. Accordingly, we recorded the entire cumulative compensation expense of $15.4 million in the fourth quarter of 2008.

NOTE 7                 OTHER ASSETS AND LIABILITIES

The following table summarizes the significant components of prepaid expenses and other assets.

	September 30,	December 31,
	2009	2008
	(In thousands)
Below-market ground leases (Note 2)	$243,146	$247,553
Receivables - finance leases and bonds	114,940	118,543
Prepaid expenses	97,473	63,879
Security and escrow deposits	82,022	156,574
Real estate tax stabilization agreement (Note 2)	72,588	75,531
Special Improvement District receivable	48,663	51,314
Above-market tenant leases (Note 2)	37,756	51,308
Deferred tax, net of valuation allowances	22,187	37,973
Other	21,579	32,780
	$740,354	$835,455

The following table summarizes the significant components of accounts payable, accrued expenses and other liabilities.

	September 30,	December 31,
	2009	2008
	(In thousands)

Accrued interest	$315,484	$115,968
Accounts payable and accrued expenses	308,330	263,167
Construction payable	169,903	257,178
Uncertain tax position liability	120,691	134,646
Accrued real estate taxes	118,585	90,663
Deferred gains/income	79,757	62,716
Accrued payroll and other employee liabilities	74,424	62,591
Hughes participation payable (Note 8)	69,753	73,325
Below-market tenant leases (Note 2)	69,109	88,756
Conditional asset retirement obligation liability	23,809	23,499
Tenant and other deposits	23,755	24,452
Derivative financial instruments	—	27,715
Funded defined contribution plan liabilities	—	7,517
Other	179,682	306,956
Total accounts payable and accrued expenses	1,553,282	1,539,149
Less: amounts subject to compromise (Note 1)	(649,011)	—
Accounts payable and accrued expenses not subject to compromise	$904,271	$1,539,149

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

We lease land or buildings at certain properties from third parties. The leases generally provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. Rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease. Contractual rental expense, including participation rent, was $4.7 million for the three months ended September 30, 2009, $14.2 million for the nine months ended September 30, 2009, $4.8 million for the three months ended September 30, 2008 and $14.4 million for the nine months ended September 30, 2008.  The same rent expense excluding amortization of above and below-market ground leases and straight-line rents, as presented in our consolidated financial statements, was $3.1 million for the three months ended September 30, 2009, $9.4 million for the nine months ended September 30, 2009, $3.1 million for the three months ended September 30, 2008 and $9.1 million for the nine months ended September 30, 2008.

We have, in the past, periodically entered into contingent agreements for the acquisition of properties. Each acquisition subject to such agreements was subject to satisfactory completion of due diligence and, in the case of property acquired under development, completion of the project. In conjunction with the acquisition of The Grand Canal Shoppes in 2004, we entered into an agreement (the “Phase II Agreement”) to acquire the multi-level retail space that is part of The Shoppes at The Palazzo in Las Vegas, Nevada (The “Phase II Acquisition”) which is connected to the existing Venetian and the Sands Expo and Convention Center facilities and The Grand Canal Shoppes. The project opened on January 18, 2008. The acquisition closed on February 29, 2008 for an initial purchase price payment of $290.8 million, which was primarily funded with $250.0 million of new variable-rate short-term debt collateralized by the property and for Federal income tax purposes was used as replacement property in a like-kind exchange. The Phase II agreement provides for additional purchase price payments based on net operating income, as defined, of the Phase II retail space. Such additional payments, if any, are to be made during the 30 months after closing with the final payment being subject to re-adjustment 48 months after closing. Although we have recorded an estimate of the additional amount to be paid pursuant to the Phase II Agreement, such estimates have declined since the initial estimation and, therefore, the total final purchase price of the Phase II Acquisition could be more or less than the current estimate.

See Note 5 for our obligations related to uncertain tax positions for disclosure of additional contingencies.

Contingent Stock Agreement

In conjunction with the TRC Merger, we assumed TRC’s obligations under a Contingent Stock Agreement (“CSA”). TRC entered into the CSA in 1996 when it acquired The Hughes Corporation (“Hughes”). This acquisition included various assets, including Summerlin (the “CSA Assets”), a development in our Master Planned Communities segment.  The CSA is an unsecured obligation of a Debtor and therefore, our obligations to the former Hughes owners or their successors (the “Beneficiaries”) under the CSA are, and will be, subject to treatment in accordance with applicable requirements of the bankruptcy law and any plan of reorganization (see Note 1) that may be confirmed by the Bankruptcy Court.

Under the terms of the CSA, we are required to issue shares of our common stock semi-annually (February and August) to the Beneficiaries with the number of shares to be issued in any period based on cash flows from the development and/or sale of the CSA Assets and our stock price. We account for the Beneficiaries’ share of earnings from the CSA Assets as an operating expense.  During 2009, we were not obligated to deliver any shares of our common stock under the CSA as the net development and sales cash flows were negative for the applicable periods. We delivered 356,661 shares of our common stock (from treasury shares) to the Beneficiaries for the nine months ended September 30, 2008. Under the terms of the CSA, we are also required to make a final stock distribution to the Beneficiaries in 2010. However, as our plan of reorganization is still being developed, the form and the ultimate distribution amount, if any, to the Beneficiaries cannot currently be determined.

NOTE 9                 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On June 12, 2009, the FASB issued new generally accepted accounting guidance that amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under previously issued guidance. The amendments to the consolidation guidance affect all entities and enterprises currently within the scope of the previous guidance and are effective on January 1, 2010.  We are currently evaluating the impact of this new pronouncement on our consolidated financial statements.

In June 2009, the FASB issued new generally accepted accounting guidance related to the accounting standards codification and the hierarchy of generally accepted accounting principles.  The codification’s content will carry the same level of authority, effectively superseding previous related guidance.  The GAAP hierarchy has been modified to include only two levels of GAAP: authoritative and nonauthoritative. This new guidance is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The effect of the implementation of this new guidance on our consolidated financial statements resulted in the conversion of previously referenced specific accounting guidance to a “plain English” reference.

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

The total expenditures for additions to long-lived assets for the Master Planned Communities segment were $46.8 million for the nine months ended September 30, 2009 and $125.5 million for the nine months ended September 30, 2008. The total expenditures for additions to long-lived assets for the Retail and Other segment were $158.2 million for the nine months ended September 30, 2009 and $1.01 billion for the nine months ended September 30, 2008.  Such amounts for the Master Planned Communities segment and the Retail and Other segment are included in the amounts listed as Land/residential development and acquisitions expenditures and Acquisition/development of real estate and property additions/improvements, respectively, in our Consolidated Statements of Cash Flows.

The total amount of goodwill, as presented on our Consolidated Balance Sheets, is included in our Retail and Other segment.

Segment operating results are as follows:

	Three Months Ended September 30, 2009
	Consolidated	Unconsolidated	Segment
	Properties	Properties	Basis
	(In thousands)
Retail and Other
Property revenues:
Minimum rents	$489,472	$94,264	$583,736
Tenant recoveries	217,040	39,718	256,758
Overage rents	10,408	1,442	11,850
Other, including noncontrolling interests	19,476	12,172	31,648
Total property revenues	736,396	147,596	883,992
Property operating expenses:
Real estate taxes	69,925	11,775	81,700
Repairs and maintenance	56,472	8,784	65,256
Marketing	7,358	1,484	8,842
Other property operating costs	108,009	27,518	135,527
Provision for doubtful accounts	5,925	1,539	7,464
Total property operating expenses	247,689	51,100	298,789
Retail and other net operating income	488,707	96,496	585,203

Master Planned Communities
Land sales	7,409	7,800	15,209
Land sales operations	(9,582)	(8,647)	(18,229)
Master Planned Communities net operating income before provision for impairment	(2,173)	(847)	(3,020)
Provision for impairment	—	—	—
Master Planned Communities net operating loss	(2,173)	(847)	(3,020)
Real estate property net operating income	$486,534	$95,649	$582,183

	Three Months Ended September 30, 2008
	Consolidated	Unconsolidated	Segment
	Properties	Properties	Basis
	(In thousands)
Retail and Other
Property revenues:
Minimum rents	$514,186	$96,151	$610,337
Tenant recoveries	231,548	40,369	271,917
Overage rents	14,563	2,002	16,565
Other, including noncontrolling interests	23,976	12,840	36,816
Total property revenues	784,273	151,362	935,635
Property operating expenses:
Real estate taxes	68,128	10,348	78,476
Repairs and maintenance	57,725	8,763	66,488
Marketing	10,425	1,940	12,365
Other property operating costs	116,329	32,322	148,651
Provision for doubtful accounts	5,938	1,230	7,168
Total property operating expenses	258,545	54,603	313,148
Retail and other net operating income	525,728	96,759	622,487

Master Planned Communities
Land sales	6,158	13,144	19,302
Land sales operations	(8,513)	(9,513)	(18,026)
Master Planned Communities net operating income before provision for impairment	(2,355)	3,631	1,276
Provision for impairment	(40,345)	—	(40,345)
Master Planned Communities net operating (loss) income	(42,700)	3,631	(39,069)
Real estate property net operating income	$483,028	$100,390	$583,418

	Nine Months Ended September 30, 2009
	Consolidated	Unconsolidated	Segment
	Properties	Properties	Basis
	(In thousands)
Retail and Other
Property revenues:
Minimum rents	$1,487,288	$288,698	$1,775,986
Tenant recoveries	674,750	119,259	794,009
Overage rents	26,214	3,632	29,846
Other, including minority interest	56,684	37,813	94,497
Total property revenues	2,244,936	449,402	2,694,338
Property operating expenses:
Real estate taxes	210,443	36,620	247,063
Repairs and maintenance	161,910	25,529	187,439
Marketing	21,840	4,234	26,074
Other property operating costs	310,208	84,262	394,470
Provision for doubtful accounts	25,104	4,592	29,696
Total property operating expenses	729,505	155,237	884,742
Retail and other net operating income	1,515,431	294,165	1,809,596

Master Planned Communities
Land sales	38,844	26,320	65,164
Land sales operations	(42,046)	(22,148)	(64,194)
Master Planned Communities net operating income before provision for impairment	(3,202)	4,172	970
Provision for impairment	(108,691)	—	(108,691)
Master Planned Communities net operating loss	(111,893)	4,172	(107,721)
Real estate property net operating income	$1,403,538	$298,337	$1,701,875

	Nine Months Ended September 30, 2008
	Consolidated	Unconsolidated	Segment
	Properties	Properties	Basis
	(In thousands)
Retail and Other
Property revenues:
Minimum rents	$1,546,227	$283,387	$1,829,614
Tenant recoveries	694,727	118,982	813,709
Overage rents	38,973	5,037	44,010
Other, including minority interest	77,705	44,393	122,098
Total property revenues	2,357,632	451,799	2,809,431
Property operating expenses:
Real estate taxes	205,781	33,929	239,710
Repairs and maintenance	176,822	27,009	203,831
Marketing	31,477	5,719	37,196
Other property operating costs	332,047	93,604	425,651
Provision for doubtful accounts	14,934	2,012	16,946
Total property operating expenses	761,061	162,273	923,334
Retail and other net operating income	1,596,571	289,526	1,886,097

Master Planned Communities
Land sales	31,080	54,064	85,144
Land sales operations	(33,645)	(36,115)	(69,760)
Master Planned Communities net operating (loss) income before provision for impairment	(2,565)	17,949	15,384
Provision for impairment	(40,345)	—	(40,345)
Master Planned Communities net operating (loss) income	(42,910)	17,949	(24,961)
Real estate property net operating income	$1,553,661	$307,475	$1,861,136

The following reconciles NOI to GAAP-basis operating income and loss from continuing operations:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Real estate property net operating income:
Segment basis	$582,183	$583,418	$1,701,875	$1,861,136
Unconsolidated Properties	(95,649)	(100,390)	(298,337)	(307,475)
Consolidated Properties	486,534	483,028	1,403,538	1,553,661
Management and other fees	14,500	21,561	49,618	63,718
Property management and other costs	(44,876)	(38,813)	(130,485)	(145,755)
General and administrative	(11,652)	(5,259)	(89,777)	(17,774)
Provisions for impairment	(60,940)	(15,169)	(365,729)	(15,778)
Depreciation and amortization	(185,016)	(190,386)	(576,103)	(565,888)
Noncontrolling interest in NOI of Consolidated Properties and other	2,656	2,709	8,298	8,211
Operating income	201,206	257,671	299,360	880,395
Interest income	523	950	1,754	2,957
Interest expense	(326,357)	(330,687)	(983,198)	(975,682)
Benefit from (provision for) income taxes	14,430	14,841	10,202	(1,416)
Equity in income of Unconsolidated Real Estate Affiliates	15,341	16,939	39,218	61,912
Reorganization items	(22,597)	—	(47,515)	—
Loss from continuing operations	$(117,454)	$(40,286)	$(680,179)	$(31,834)

The following reconciles segment revenues to GAAP-basis consolidated revenues:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(In thousands)		(In thousands)
Segment basis total property revenues	$883,992	$935,635	$2,694,338	$2,809,431
Unconsolidated segment revenues	(147,596)	(151,362)	(449,402)	(451,799)
Consolidated land sales	7,409	6,158	38,844	31,080
Management and other fees	14,500	21,561	49,618	63,718
Noncontrolling interest in NOI of Consolidated Properties and other	2,656	2,709	8,298	8,211
GAAP-basis consolidated total revenues	$760,961	$814,701	$2,341,696	$2,460,641

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-looking statements include:

•                  Descriptions of plans or objectives for debt extensions or our plan of reorganization in Bankruptcy Court, strategic alternatives, and future operations

•                  Projections of our revenues, net operating income, earnings per share, Funds From Operations (“FFO”), capital expenditures, income tax and other contingent liabilities, dividends, leverage, capital structure or other financial items

•                  Forecasts of our future economic performance

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

There are several factors, many beyond our control, which could cause results to differ materially from our expectations. Some of these factors are described in our Annual Report and our Quarterly Report for the period ending March 31, 2009, which factors are incorporated herein by reference. and some of these factors are described under Item 1A of this Quarterly Report. Any factor could by itself, or together with one or more other factors, adversely affect our business, results of operations or financial condition. There are also other factors that we have not described in this Quarterly Report or in our Annual Report that could cause results to differ from our expectations.

Overview

Our primary business is owning, managing, leasing and developing retail rental property, primarily shopping centers. Substantially all of our properties are located in the United States, but we also have retail rental property operations and property management activities (through unconsolidated joint ventures) in Brazil and Turkey.  With respect to our Brazil investment, in September 2009 our Unconsolidated Real Estate Affiliate made a filing with the Brazilian Securities and Exchange Commission (the “CVM”) requesting the registration of an initial public offering of common shares issued by such affiliate.  The determination to complete has not been made and, therefore, the price per share and total amount of the offering has not yet been determined.  Our Master Planned Communities segment includes the development and sale of residential and commercial land, primarily in large-scale projects in and around Columbia, Maryland; Houston, Texas; and Summerlin, Nevada, as well as the development and sale of our one residential condominium project located in Natick (Boston), Massachusetts.

The continued downturn in the domestic retail market has resulted in reduced tenant sales, which in turn affects our ability to generate rental revenue. For example, sales per square foot in our Company Portfolio (on a total trailing twelve month basis) for the three months ended September 30, 2009 were $409, compared to $455 for the third quarter of 2008, while revenues from Consolidated Properties in our Retail and Other segment were $736.4 million for the three months ended September 30, 2009, compared to $784.3 million for the third quarter of 2008. Further, declines in the retail economy have adversely impacted our temporary tenant revenues, other revenues (including sponsorship, vending, parking and advertising) and overage rents.

In addition, the housing market conditions negatively affect our ability to generate income through the sale of residential land in our master planned communities.  Land sales revenues for the three months ended September 30, 2009 were approximately $15.2 million (including both Consolidated Properties and our share of Unconsolidated Properties), compared to $19.3 million for the third quarter of 2008.  Although an auction of certain of the remaining inventory of unsold condominiums was held at Nouvelle at Natick in early October 2009, the sales prices in the executed contracts obtained did not trigger any additional impairment provisions at September 30, 2009 beyond those recognized in previous periods.

For the three months ended September 30, 2009, we had NOI of $582.2 million. Included in this amount is income from our Unconsolidated Properties at our ownership share. Comparatively, in the three months ended September 30, 2008, we reported NOI of $583.4 million. Based on the results of our evaluations for impairment (Note 1), we recognized total impairment charges for our retail and other segment of $60.9 million for the three months ended September 30, 2009 and $15.2 million for the three months ended September 30, 2008.

We expect further reductions in NOI for the remainder of 2009 as compared to 2008 as a result of increased expenditures and further decreases in rental revenues.  The increase in planned expenditures consists mainly of previously deferred repairs and maintenance at our properties.  Revenue declines are expected to result from a reduction in business development. We also expect the continued weak retail market to result in continued occupancy pressure and reduced tenant sales, which will lead to further reductions in our rental revenues.

Certain retained professionals have agreements that provide for success or completion fees that are payable upon the consummation of certain restructuring or sale transactions.  Such fees, currently estimated at approximately $26.4 million in the aggregate, have been deemed probable of being paid and therefore are being accrued over the period from the date approved by the Bankruptcy Court to our estimated date of successful emergence from Bankruptcy. However, the costs of a key employee incentive program with contingencies also related to the results of the Chapter 11 Cases, approved by the Bankruptcy Court in October 2009, are not currently accrued.  Such costs are technically uncapped but are currently estimated to range from zero to approximately $61.0 million.  Finally, in October 2009, we paid discretionary and deferred quarterly bonuses (as approved by the Bankruptcy Court and pursuant to their existing employment agreements) to the chief executive officer and the president in the amount of approximately $4.5 million.

We reduced our planned spending for development and redevelopment of properties (including our share of the spending of our Unconsolidated Real Estate Affiliates), for 2009 from $185.9 million as of December 31, 2008 to $37.4 million as of September 30, 2009. These reductions were for capital expenditures relating to expansion and redevelopment of shopping malls and do not affect the Company’s ability to maintain its properties.

As of September 30, 2009, approximately $6.3 billion of indebtedness was secured by our Unconsolidated Properties, our proportionate share of which was approximately $3.0 billion.  Together with our partners, we are undertaking a review of the operating performance of our Unconsolidated Properties and all strategic and financing alternatives available to refinance or restructure their debt, or, in certain circumstances, to transfer the properties to the lenders.  There can be no assurance that we will be able to refinance or restructure such debt on acceptable terms or otherwise.  Our ability to refinance the debt of our Unconsolidated Properties is negatively affected by the current condition of the credit markets and the real or perceived decline in value of our Unconsolidated Properties since the incurrence of such debt due to the significant deterioration of general and retail market conditions.

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

The DIP Facility (Note 4) provides for a $400.0 million DIP Term Loan, which was used to refinance certain pre-petition secured indebtedness and is available to fund the Debtors’ working capital requirements during Chapter 11, including the timely payment of employee and vendor obligations, normal operating expenses and other obligations.  The DIP Facility provides that principal outstanding on the proposed DIP Term Loan will bear interest at an annual rate equal to LIBOR (subject to a minimum LIBOR floor of 1.5%) plus 12%.

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

Until February 26, 2010, we have the exclusive right to file a plan of reorganization and, if we do so, we have until April 23, 2010 to obtain necessary acceptances of our plan.  However, we have the right to request an extension of such exclusivity period to file a plan of reorganization until October 13, 2010, which extension is subject to the approval of the Bankruptcy Court.  If this exclusivity period lapses without approval of our plan of reorganization or additional extension of our exclusive periods by the Bankruptcy Court, any party in interest would be able to file a plan of reorganization for any of the Debtors. In addition to being voted on by holders of impaired claims and equity interests, a plan of reorganization must be approved, or confirmed, by the Bankruptcy Court in order to become effective.

The timing of filing a plan of reorganization will depend on the timing and outcome of numerous other ongoing matters in the Chapter 11 Cases.  In such regard and as a part of the plan of reorganization currently being developed, the Debtors are in negotiations with certain secured lenders to extend the maturities on their mortgage loans.  There can be no assurance at this time that a plan of reorganization will be confirmed by the Bankruptcy Court or that any such plan will be implemented successfully.

As required by Chapter 11, the United States Trustee for the Southern District of New York (the “U.S. Trustee”) appointed an official committee of unsecured creditors (the “Creditors’ Committee”). The Creditors’ Committee and its legal representatives have a right to be heard on all matters that come before the Bankruptcy Court with respect to the Debtors. The U.S. Trustee also appointed an official committee of equity holders (the “Equity Committee”).  There can be no assurance that the Creditors’ Committee or the Equity Committee will support the Debtors’ positions on matters to be presented to the Bankruptcy Court in the future or on any plan of reorganization, once proposed. Disagreements between the Debtors and the Creditors’ Committee, and/or the Equity Committee could protract the Chapter 11 Cases, negatively impact the Debtor’s ability to operate and delay the Debtors’ emergence from the Chapter 11 Cases.

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

Reporting Requirements

As a result of the Chapter 11 filing, we are now required to periodically file various documents with, and provide certain information to, the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities, and monthly operating reports in forms prescribed by Chapter 11 or the U. S. Trustee, as well as certain financial information on an unconsolidated basis. Such materials will be prepared according to requirements of Chapter 11. While we believe that these documents and reports provide then-current information required under Chapter 11, they are prepared only for the Debtors and, hence, certain operational entities are excluded. In addition, they are prepared in a format different from that used in this report and other reports we file with the SEC and there has not been and there will not be any association of our independent registered public accounting firm with such information. Accordingly, we believe that the substance and format of our bankruptcy related filed reports do not allow meaningful comparison with our regular publicly-disclosed consolidated financial statements. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to our securities, or for comparison with other financial information filed with the SEC.

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

Three Months Ended September 30, 2009 and 2008

Retail and Other Segment

	Three Months Ended September 30,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(Dollars in thousands)
Property revenues:
Minimum rents	$583,736	$610,337	$(26,601)	(4.4)%
Tenant recoveries	256,758	271,917	(15,159)	(5.6)
Overage rents	11,850	16,565	(4,715)	(28.5)
Other, including noncontrolling interests	31,648	36,816	(5,168)	(14.0)
Total property revenues	883,992	935,635	(51,643)	(5.5)
Property operating expenses:
Real estate taxes	81,700	78,476	3,224	4.1
Repairs and maintenance	65,256	66,488	(1,232)	(1.9)
Marketing	8,842	12,365	(3,523)	(28.5)
Other property operating costs	135,527	148,651	(13,124)	(8.8)
Provision for doubtful accounts	7,464	7,168	296	4.1
Total property operating expenses	298,789	313,148	(14,359)	(4.6)
Real estate property net operating income	$585,203	$622,487	$(37,284)	(6.0)%

Minimum rents decreased for the three months ended September 30, 2009 primarily due to a $17.8 million decrease in base rents resulting from a decrease in occupancy rates, rent relief associated with lease negotiations and co-tenancy clauses invoked related to existing leases.  In addition, there was a $5.7 million decrease in temporary rental revenues resulting from a decrease in occupancy rates and reduced tenant sales volume for the three months ended September 30, 2009.  There was also a decrease of $2.5 million in termination income, which was $3.9 million for the three months ended September 30, 2009 compared to $6.4 million for the three months ended September 30, 2008.

Certain of our leases include both a base rent component and a component which requires tenants to pay amounts related to all, or substantially all, of their share of real estate taxes and certain property operating expenses, including common area maintenance and insurance. The portion of the tenant rent from these leases attributable to real estate tax and operating expense recoveries are recorded as tenant recoveries. The decrease in tenant recoveries for the three months ended September 30, 2009 is primarily attributable to the decrease in occupancy rates.

The decrease in overage rent is primarily due to a decrease in comparable tenant sales as a result of the current retail economic environment impacting many of our tenants throughout the Company Portfolio, particularly The Grand Canal Shoppes located in Las Vegas, Nevada.

Other revenues include all other property revenues; which consist of vending, parking, gains or losses on dispositions of certain property transactions, sponsorship and advertising revenues, less NOI of noncontrolling interests in consolidated joint ventures. The decrease in other revenues for the three months ended September 30, 2009 compared to the same period of 2008 is primarily attributable to reduced sponsorship and advertising across the Company Portfolio.

Real estate taxes increased slightly in the three months ended September 30, 2009 across the Company Portfolio.  A portion of the increase is attributed to a decrease in the amount of capitalized real estate taxes due to decreased development activity.

Repairs and maintenance decreased slightly in the three months ended September 30, 2009 primarily due to lower cleaning costs in 2009 and the non-recurring hurricane related costs incurred in 2008, partially offset by higher property maintenance costs.

Marketing expenses decreased in the three months ended September 30, 2009 across the Company Portfolio as the result of continued company-wide efforts to consolidate marketing functions and reduce advertising spending.  The largest savings were the result of reductions in advertising costs, contracted services and payroll.

Other property operating costs decreased primarily due to decreased utility costs, lower security expense resulting from cost control measures, diminished payroll costs and office expenses due to headcount reductions and the implementation of certain cost savings programs.

The provision for doubtful accounts increased across the Company Portfolio in the three months ended September 30, 2009 primarily due to increased aging of tenant receivables resulting primarily from the current economic conditions.

Master Planned Communities Segment

	Three Months Ended September 30,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(Dollars in thousands)
Land sales	$15,209	$19,302	$(4,093)	(21.2)%
Less Land sales operations	18,229	18,026	203	1.1
Master Planned Communities net operating (loss) income before provision for impairment	$(3,020)	$1,276	$(4,296)	(336.7)%
Provision for impairment	—	(40,345)	40,345	(100.0)
Real estate property net operating loss	$(3,020)	$(39,069)	$36,049	(92.3)%

The decrease in land sales was primarily the result of a significant reduction in sales at the Woodlands residential communities in the three months ended September 30, 2009.  This reduction in land sales was partially offset by an increase in sales at our Bridgeland community.  Sales were non-existent for the three months ended September 30, 2009 and 2008 in our Fairwood and Columbia communities in Maryland, as well as in our Summerlin community in Las Vegas, Nevada.

While land sales operations were relatively flat in the three months ended September 30, 2009 compared to September 30, 2008, NOI increased primarily due to a provision for impairment at our Nouvelle at Natick condominium project in 2008, which reflects the change in marketing and pricing, reduced potential of future price increases and the likelihood that the period to complete unit sales will need to be extended.

For the three months ended September 30, 2009, we sold 51.5 residential acres compared to 45.1 acres for the three months ended September 30, 2008. We sold 0.6 acres of commercial lots for the three months ended September 30, 2009 compared to 3.1 acres for the three months ended September 30, 2008.  As of September 30, 2009, the master planned communities have approximately 17,400 remaining saleable acres.

Certain Significant Consolidated Revenues and Expenses

	Three Months Ended September 30,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(Dollars in thousands)
Tenant rents	$716,920	$760,297	$(43,377)	(5.7)%
Land sales	7,409	6,158	1,251	20.3
Property operating expenses	247,689	258,545	(10,856)	(4.2)
Land sales operations	9,582	8,513	1,069	12.6
Management and other fees	14,500	21,561	(7,061)	(32.7)
Property management and other costs	44,876	38,813	6,063	15.6
General and administrative	11,652	5,259	6,393	121.6
Provisions for impairment	60,940	55,514	5,426	9.8
Depreciation and amortization	185,016	190,386	(5,370)	(2.8)
Interest expense	326,357	330,687	(4,330)	(1.3)
Benefit from income taxes	(14,430)	(14,841)	411	(2.8)
Equity in income of Unconsolidated Real Estate Affiliates	15,341	16,939	(1,598)	(9.4)
Reorganization items	22,597	—	22,597	100.0
Discontinued operations - gain on dispositions	29	18,023	(17,994)	(99.8)

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

The decrease in management and other fees for the three months ended September 30, 2009 is primarily due to a $3.9 million decrease in development fee income resulting from a significant decline in development activity for our managed properties.  In addition, lease fee and specialty lease fee income decreased $2.0 million as a result of lower leasing activity.  Lastly, third party management fee income decreased $1.1 million due to contract terminations in 2009.

The increase in property management and other costs for the three months ended September 30, 2009 is primarily due to a decrease in capitalized overhead, which resulted in additional expenses of $10.7 million for the period.  In addition, the increase was attributed to an $8.1 million increase in bonus accruals and stock based compensation.  These increases were partially offset by $8.6 million of decreased wages and benefits and $3.5 million of lower professional fees, personnel, travel and office costs related to cost reduction efforts.

The increase in general and administrative expense for the three months ended September 30, 2009 is primarily due to a $3.3 million increase in professional and legal fees for restructuring and strategic initiatives incurred through the Petition Date.  Such costs are classified as reorganization items since the Petition Date.  The increase is also due to a $2.5 million increase in executive compensation expense accrued in the three months ended September 30, 2009.

See Note 1 for a detail description of the provisions for impairment that we recognized for the three months ended September 30, 2009 and 2008.

Interest expense for the three months ended September 30, 2009 decreased $4.3 million primarily due to lower interest rates on our variable rate debt which was partially offset by additional interest expense related to the DIP Facility of $13.8 million.

The benefit from income taxes for the three months ended September 30, 2009 was primarily related to benefits received from the $35.5 million provision for impairment that we recorded for our West Kendall development and the reversal of liabilities from uncertain tax positions.  The benefit from income taxes for the three months ended September 30, 2008 was primarily attributable to income tax benefits received in 2008 related to the provision for impairment that we recorded for our Nouvelle at Natick condominium project and the reversal of liabilities from uncertain tax positions.

Reorganization items under the bankruptcy filings are expense or income items that were incurred or realized by the Debtors as a result of the Chapter 11 Cases. These items include professional fees and similar types of expenses incurred directly related to the bankruptcy filings, gains or losses resulting from activities of the reorganization process and interest earned on cash accumulated by the Debtors.

Discontinued operations — (loss) gains on dispositions for the three months ended September 30, 2008 represents the gains from the sale of two office parks in the third quarter of 2008.

Reference is made to Note 6 for further discussion regarding the officer loans. Based on our assessment, we have concluded that the impact of the cumulative compensation expense is immaterial to our financial statements for the three months ended September 30, 2008 and for all other individual interim periods in 2008. Accordingly, we recorded the entire cumulative compensation expense of $15.4 million in the fourth quarter of 2008.

Nine Months Ended September 30, 2009 and 2008

Retail and Other Segment

	Nine Months Ended September 30,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(Dollars in thousands)
Property revenues:
Minimum rents	$1,775,986	$1,829,614	$(53,628)	(2.9)%
Tenant recoveries	794,009	813,709	(19,700)	(2.4)
Overage rents	29,846	44,010	(14,164)	(32.2)
Other, including noncontrolling interests	94,497	122,098	(27,601)	(22.6)
Total property revenues	2,694,338	2,809,431	(115,093)	(4.1)
Property operating expenses:
Real estate taxes	247,063	239,710	7,353	3.1
Repairs and maintenance	187,439	203,831	(16,392)	(8.0)
Marketing	26,074	37,196	(11,122)	(29.9)
Other property operating costs	394,470	425,651	(31,181)	(7.3)
Provision for doubtful accounts	29,696	16,946	12,750	75.2
Total property operating expenses	884,742	923,334	(38,592)	(4.2)
Real estate property net operating income	$1,809,596	$1,886,097	$(76,501)	(4.1)%

Minimum rents decreased due to a reduction of temporary base rent revenue by $12.8 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008 and a reduction of straight-line rent by $11.8 million for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  In addition, minimum rents decreased due to a decrease of $10.4 million in termination income, which was $24.4 million for the nine months ended September 30, 2009 compared to $34.8 million for the nine months ended September 30, 2008.  These decreases are primarily the result of decreased occupancy rates and reduced tenant sales volume resulting in decreased overage rents for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.   The decrease in minimum rents was also due to a reduction of rent of $4.9 million due to the sale of three office buildings and two office parks in 2008. These decreases in minimum rents were partially offset by an increase of $1.6 million in minimum results rents from of The Shoppes at The Palazzo which was acquired in February 2008.

Certain of our leases include both a base rent component and a component which requires tenants to pay amounts related to all, or substantially all, of their share of real estate taxes and certain property operating expenses, including common area maintenance and insurance. The portion of the tenant rent from these leases attributable to real estate tax and operating expense recoveries is recorded as tenant recoveries.  The decrease in tenant recoveries is consistent with the decrease in certain property operating expenses.

The decrease in overage rent is primarily due to a decrease in comparable tenant sales as a result of the current challenging economic environment impacting many of our tenants throughout the Company Portfolio, particularly at The Grand Canal Shoppes, Ala Moana Center and Fashion Show.

Other revenues include all other property revenues including vending, parking, gains or losses on dispositions of certain property transactions, sponsorship and advertising revenues, less NOI of non-controlling interests in consolidated joint ventures. The decrease in other revenues is primarily attributable to dispositions of land parcels at Kendall Town Center that resulted in a $3.9 million loss on sale of land in the nine months ended September 30, 2009 and a $4.3 million gain on sale of land in the nine months ended September 30, 2008. In addition, the decrease in other revenues is also attributable to reduced activity at the Woodlands Hotel and Conference Center, including decreases in conference center revenues and rooms occupied resulting in decline in room revenue and a decline in food and beverage revenue.  Finally, the decrease was attributable to lower sponsorship, show and display revenue and lower gift card revenue in the nine months ended September 30, 2009.

Real estate taxes increased in the nine months ended September 30, 2009 across the Company Portfolio.  A portion of the increase is attributed to a decrease in the amount of capitalized real estate taxes due development activity.

Repairs and maintenance decreased in the nine months ended September 30, 2009 primarily due to temporary deferrals of certain work due to liquidity considerations, as well as occupancy declines and overall cost savings programs.  The decreases were concentrated in costs related to cleaning, landscaping, parking expense, and payroll, contracted services, building repairs and elevator and escalator.  In addition, the decrease in repairs and maintenance is attributable to a decrease resulting from certain hurricane related costs incurred in 2008.

Marketing expenses decreased in the nine months ended September 30, 2009 across the Company Portfolio as the result of continued company-wide efforts to consolidate marketing functions and reduce advertising spending.  The largest savings were the result of reductions in advertising costs, contracted services and payroll.

Other property operating costs decreased primarily due to reductions in professional fees, decreased security expense, lower office expenses and lower utility costs due to our implementation of certain cost savings programs.

The provision for doubtful accounts increased across the Company Portfolio in 2009 primarily due to an increase in tenant bankruptcies and increased aging of tenant receivables resulting from the current economic conditions.

Master Planned Communities Segment

	Nine Months Ended September 30,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(Dollars in thousands)
Land sales	$65,164	$85,144	$(19,980)	(23.5)%
Less Land sales operations	64,194	69,760	(5,566)	(8.0)
Master Planned Communities net operating (loss) income before provision for impairment	$970	$15,384	$(14,414)	(93.7)%
Provision for impairment	(108,691)	—	(108,691)	(100.0)
Real estate property net operating (loss) income	$(107,721)	$15,384	$(123,105)	(800.2)%

The decrease in land sales, land sales operations and NOI for the nine months ended September 30, 2009 was the result of a significant reduction in sales volume and lower margins at our Summerlin, Bridgeland and The Woodlands residential communities.  These decreases were partially offset by an increase resulting from the bulk sale of the majority of the remaining single family lots in our Fairwood community in Maryland for which we recorded a $52.8 million provision for impairment in the three months ended March 31, 2009.  Additionally, there was an increase in sales in our Columbia, Maryland community which was the result of the sale of a residential parcel for use in the development of luxury apartments and town homes.

For the nine months ended September 30, 2009, we sold 355.2 residential acres compared to 226.8 acres for the nine months ended September 30, 2008. We sold 35.1 acres of commercial lots for the nine months ended September 30, 2009 compared to 28.3 acres for the nine months ended September 30, 2008. As of September 30, 2009, the master planned communities have approximately 17,400 remaining saleable acres.

Finally, we recorded a $55.9 million provision for impairment at our Nouvelle at Natick condominium project which reflects the change in management’s intent and business strategy with respect to marketing and pricing, reduced potential of future price increases and the likelihood that the period to complete unit sales will need to be extended.

Certain Significant Consolidated Revenues and Expenses

	Nine Months Ended September 30,		$ Increase	% Increase
	2009	2008	(Decrease)	(Decrease)
	(Dollars in thousands)
Tenant rents	$2,188,252	$2,279,927	$(91,675)	(4.0)%
Land sales	38,844	31,080	7,764	25.0
Property operating expenses	729,505	761,061	(31,556)	(4.1)
Land sales operations	42,046	33,645	8,401	25.0
Management and other fees	49,618	63,718	(14,100)	(22.1)
Property management and other costs	130,485	145,755	(15,270)	(10.5)
General and administrative	89,777	17,774	72,003	405.1
Provisions for impairment	474,420	56,123	418,297	745.3
Depreciation and amortization	576,103	565,888	10,215	1.8
Interest expense	983,198	975,682	7,516	0.8
(Benefit from) provision for income taxes	(10,202)	1,416	(11,618)	(820.5)
Equity in income of Unconsolidated Real Estate Affiliates	39,218	61,912	(22,694)	(36.7)
Reorganization items	47,515	—	47,515	100.0
Discontinued operations - (loss) gain on dispositions	(26)	55,083	(55,109)	(100.0)

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

The decrease in management and other fees for the nine months ended September 30, 2009 is primarily due to a $11.4 million decrease in development fee income resulting from a significant decline in development activity.  In addition, lease fee and specialty lease fee income decreased $2.9 million.

The decrease in property management and other costs for the nine months ended September 30, 2009 is primarily due to a decrease in wages and benefits of $24.1 million and bonus accruals of $9.2 million.  In addition, professional fees, personnel, travel and office costs decreased $16.9 million as the result of cost reduction efforts.  These increases were offset by a $34.4 million reduction in capitalized overhead, which resulted in higher expenses for the nine months ended September 30, 2009.

The increase in general and administrative expense for the nine months ended September 30, 2009 is primarily due to a $46.4 million increased professional fees for restructuring and strategic initiatives incurred through the Petition Date. Such costs are classified as reorganization items since the Petition Date.  In addition, we incurred $24.2 million of additional expense related to the write off of various financing costs on proposed transactions which were not completed during the nine months ended September 30, 2009.  The increase is also due to an increase in executive compensation expense incurred in the nine months ended September 30, 2009.

See Note 1 for a detail description of the provisions for impairment that we recognized for the nine months ended September 30, 2009 and 2008.

The increase in interest expense is primarily due to a decrease in the amount of capitalized interest as a result of decreased development spending for the nine months ended September 30, 2009.  The increase in interest expense was partially offset by a decrease in the Credit Facility interest expense compared to 2008 which was the result of a decrease in interest rates.

The benefit from income taxes for the nine months ended September 30, 2009 was primarily attributable to tax benefit related to the provisions for impairment of $35.5 million related to our West Kendall development, $52.8 million related to our Fairwood master planned community and $55.9 million related to our Nouvelle at Natick condominium project.  The benefit from income taxes was partially offset by an increase in the valuation allowances on our deferred tax assets as a result of Chapter 11.

The decrease in equity in income of Unconsolidated Real Estate Affiliates is primarily due to a significant decrease in land sales at our Woodlands Partnership joint venture for the nine months ended September 30, 2009 compared to the nine months ended September 30, 2008.  The decrease is also attributable to the currency conversion related to our international joint ventures in Turkey and Brazil in addition to the overall decline in real estate net operating income from the remaining joint venture interests.

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

Reference is made to Note 6 for further discussion regarding the officer loans. Based on our assessment, we have concluded that the impact of the cumulative compensation expense is immaterial to our financial statements for the nine months ended September 30, 2008 and for all other individual interim periods in 2008. Accordingly, we recorded the entire cumulative compensation expense of $15.4 million in the fourth quarter of 2008.

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

The DIP Facility provides for a $400.0 million term loan, which is intended to be used for refinancing certain pre-petition secured indebtedness and fund working capital requirements. The proceeds of the DIP Facility, included in the cash on hand ($691.8 million as of September 30, 2009) together with cash generated from operations, will be used to fund post-petition operating expenses. We believe that these sources of funds should provide the Company with sufficient liquidity to finance its future operations in the ordinary course, including those of its Non-Debtor subsidiaries and joint ventures, but excluding all obligations relating to property debt, wholly-owned or joint venture, that reaches maturity.

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $671.4 million for the nine months ended September 30, 2009 and $408.1 million for the nine months ended September 30, 2008.

Cash used for Land/residential development and acquisitions expenditures was $46.8 million for the nine months ended September 30, 2009 a decrease from $125.5 million for the nine months ended September 30, 2008 as we have slowed the pace of residential land development in 2009 to conform to sales pace declines.

As a result of the settlement of the Glendale Matter (Note 1), $67.1 million that was previously paid as cash collateral for the appellate bond was refunded to the Company resulting in an increase in net cash provided by operating activities of $134.1 million.

Net cash provided by certain assets and liabilities, including accounts and notes receivable, prepaid expense and other assets, deferred expenses, and accounts payable and accrued expenses and deferred tax liabilities totaled $199.2 million in 2009 and $2.1 million in 2008. Accounts payable and accrued expenses and deferred tax liabilities increased $219.4 million primarily as a result of an increase in accrued interest.  Although liabilities not subject to compromise and certain liabilities subject to compromise have been approved for payment by the Bankruptcy Court, a significant portion of our liabilities subject to compromise are subject to settlement under a plan of reorganization and have not been paid.  In addition, accounts and notes receivable increased $1.1 million from December 31, 2008 to September 30, 2009, whereas, such accounts decreased $34.1 million from December 31, 2007 to September 30, 2008.

Cash Flows from Investing Activities

Net cash used in investing activities was $237.9 million for the nine months ended September 30, 2009 and $1,016.1 million for the nine months ended September 30, 2008.

Cash used for acquisition/development of real estate and property additions/improvements was $158.2 million for the nine months ended September 30, 2009 a decline from $1,007.5 million for the nine months ended September 30, 2008 primarily due to the completion, suspension or termination of a number of development projects in late 2008 and early 2009.

Net investing cash used in our Unconsolidated Real Estate Affiliates was $91.6 million in 2009 and $86.1 million in 2008.

Cash Flows from Financing Activities

Net cash provided by financing activities was $89.3 million for the nine months ended September 30, 2009 and $647.6 million for the nine months ended September 30, 2008.

New financings exceeded principal payments by $90.7 million for the nine months ended September 30, 2009 and $326.6 million for the nine months ended September 30, 2008.

Distributions to common stockholders, holders of Common Units and holders of perpetual and convertible preferred units totaled $1.0 million for the nine months ended September 30, 2009 and $476.3 million for the nine months ended September 30, 2008. No dividends have been paid during 2009, while dividends per common share were $1.50 for the nine months ended September 30, 2008.

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

Critical Accounting Policies

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. Our critical accounting policies as discussed in our 2008 Annual Report have not changed during 2009, with the exception of the accounting for reorganization in accordance with generally accepted accounting principles related to financial reporting by entities in reorganization under the Bankruptcy Code, and on a going concern basis (Note 1) and such policies, and the discussion of such policies, are incorporated herein by reference.

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

ITEM 3         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the market risks described in our Annual Report.

ITEM 4         CONTROLS AND PROCEDURES

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

PART II    OTHER INFORMATION

ITEM 1      LEGAL PROCEEDINGS

Other than the Chapter 11 Cases, neither the Company nor any of the Unconsolidated Real Estate Affiliates is currently involved in any material pending legal proceedings nor, to our knowledge, is any material legal proceeding currently threatened against the Company or any of the Unconsolidated Real Estate Affiliates.

ITEM 1A   RISK FACTORS

There are no material changes to the risk factors previously disclosed in our Annual Report or in our Form 10-Q for the quarter ended March 31, 2009.

ITEM 2   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3   DEFAULTS UPON SENIOR SECURITIES

Previously reported in our Form 10-Q for the quarter ended March 31, 2009.

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5   OTHER INFORMATION

None

ITEM 6   EXHIBITS

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

101

The following financial information from General Growth Properties, Inc’s. Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 6, 2009, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statement of Income and Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.

Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of September 30, 2009.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL GROWTH PROPERTIES, INC.
(Registrant)

Date: November 6, 2009	by:	/s/ Edmund Hoyt
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

101

The following financial information from General Growth Properties, Inc’s. Quarterly Report on Form 10-Q for the quarter ended September 30, 2009, filed with the SEC on November 6, 2009, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statement of Income and Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.

Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of September 30, 2009.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.