Form 10-K
period 2009-12-31
GENERAL GROWTH PROPERTIES INC
filed 2010-03-01
CIK 895648

Use these links to rapidly review the document

GENERAL GROWTH PROPERTIES, INC. (Debtor-in-Possession)

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(MARK ONE)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

COMMISSION FILE NUMBER 1-11656

GENERAL GROWTH PROPERTIES, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	42-1283895 (I.R.S. Employer Identification Number)
110 N. Wacker Dr., Chicago, IL (Address of principal executive offices)	60606 (Zip Code)

(312) 960-5000
(Registrant's telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:
 None

Securities Registered Pursuant to Section 12(g) of the Act:
 Common Stock, $.01 par value
Preferred Stock Purchase Rights

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐    NO ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. YES ☐    NO ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒    NO ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "accelerated filer" and "large accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

         On June 30, 2009, the last business day of the registrant's most recently completed second quarter, the aggregate market value of the shares of common stock held by non-affiliates of the registrant was $522.6 million based upon the closing price of the common stock on such date.

         As of February 24, 2010, there were 317,304,152 shares of the registrant's common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Part III is to be filed by amendment no later than April 30, 2010.

GENERAL GROWTH PROPERTIES, INC.
Annual Report on Form 10-K
December 31, 2009

i

PART I

ITEM 1.    BUSINESS

        All references to numbered Notes are to specific footnotes to the Consolidated Financial Statements of General Growth Properties, Inc. ("GGP" or the "Company") as included in this Annual Report on Form 10-K ("Annual Report"). The descriptions (and definitions, if not otherwise defined) included in such Notes are incorporated into the applicable Item response by reference. The following discussion should be read in conjunction with such Consolidated Financial Statements and related Notes. The terms "we," "us" and "our" may also be used to refer to GGP and its subsidiaries.

INTRODUCTION

        GGP is a Delaware corporation, organized in 1986, which operates as a self-administered and self-managed real estate investment trust, referred to as a "REIT." We have ownership interest in, or management responsibility for, over 200 regional shopping malls in 43 states, as well as ownership in master planned communities and commercial office buildings.

        Our business is focused in two main areas:

  •
  Retail and Other—includes the operation, development and management of retail and other rental property, primarily shopping centers

  •
  Master Planned Communities—includes the development and sale of land, primarily in large-scale, long-term community development projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas and our one residential condominium project located in Natick (Boston), Massachusetts

        Substantially all of our business is conducted through GGP Limited Partnership ("the Operating Partnership" or "GGPLP"). We own one hundred percent of many of our properties and a majority or controlling interest of certain others. As a result, these properties are consolidated under generally accepted accounting principles in the United States of America ("GAAP") and we refer to them as the "Consolidated Properties." Some properties are held through joint venture entities in which we own a non-controlling interest ("Unconsolidated Real Estate Affiliates") and we refer to those properties as the "Unconsolidated Properties." Collectively, we refer to the Consolidated Properties and Unconsolidated Properties as our "Company Portfolio."

        We generally make all key strategic decisions for our Consolidated Properties. However, in connection with the Unconsolidated Properties, such strategic decisions are made with the respective stockholders, members or joint venture partners. We are also the asset manager for most of the Company Portfolio, executing the strategic decisions and overseeing the day-to-day property management functions, including operations, leasing, construction management, maintenance, accounting, marketing and promotional services. With respect to jointly owned properties, we generally conduct the management activities through General Growth Management, Inc. ("GGMI"), one of our taxable REIT subsidiaries ("TRS") which manages, leases, and performs various services for the majority of the properties owned by our Unconsolidated Real Estate Affiliates and 19 properties owned by unaffiliated third parties, all located in the United States, and also performs marketing and strategic partnership services at five of the operating retail properties owned by our Unconsolidated Real Estate Affiliates. All of the 15 operating retail properties owned either through our Brazil or Turkey joint ventures are unconsolidated and are managed by our joint venture partners.

BANKRUPTCY

        On April 16, 2009, the Company, the Operating Partnership and certain of the Company's domestic subsidiaries filed voluntary petitions for relief under Chapter 11 of Title 11 of the United

States Code ("Chapter 11"). On April 22, 2009 (collectively with April 16, 2009, the "Petition Date"), certain additional domestic subsidiaries (collectively with the Company and the subsidiaries that sought Chapter 11 protection on April 16, 2009, the "Debtors") of the Company also filed voluntary petitions for relief (collectively, the "Chapter 11 Cases"). However, neither GGMI, certain of our wholly-owned subsidiaries, nor any of our joint ventures, (collectively, the "Non-Debtors") either consolidated or unconsolidated, have sought such protection. The Chapter 11 Cases were filed in the Bankruptcy Court of the Southern District of New York (the "Bankruptcy Court") and are currently being jointly administered. A total of 388 Debtors with approximately $21.83 billion of debt filed for Chapter 11 protection.

        The Company and certain of the Debtors are currently operating as "debtors in possession" under the jurisdiction of the Bankruptcy Court and the applicable provisions of the Chapter 11 (Note 1—Debtors in Posession). In general, as debtors in possession, we are authorized under Chapter 11 to continue to operate as an ongoing business, but may not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. The Bankruptcy Court has granted a variety of Debtor motions that allow the Company to continue to operate its business in the ordinary course without interruption, and covering, among other things, employee obligations, critical service providers, tax matters, insurance matters, tenant and contractor obligations, claim settlements, ordinary course property sales, cash management, cash collateral, alternative dispute resolution, settlement of the pre-petition mechanics liens and department store transactions.

        The Bankruptcy Court also authorized the Senior Secured Debtor in Possession Credit, Security and Guaranty Agreement (the "DIP Facility") (Note 6) which provides for a $400.0 million term loan. The proceeds of the DIP Facility were used to refinance certain pre-petition secured indebtedness and to fund the Debtors' working capital requirements during Chapter 11.

        On April 16, 2009, and May 21, 2009, respectively, the Company's common stock was suspended from trading, and then de-listed, from the New York Stock Exchange (the "Exchange"). On April 17, 2009, the Company's common stock began trading on the over the counter market referred to as the Pink Sheet Electronic Quotation Service (the "Pink Sheets") under the symbol GGWPQ.

        The bankruptcy petitions triggered defaults on substantially all debt obligations of the Debtors. However, under section 362 of Chapter 11, the filing of a bankruptcy petition automatically stays most actions against the debtor's estate. The Chapter 11 Cases created the protections necessary for the Debtors to be able to develop and begin execution of a restructuring of the Debtors to extend mortgage maturities, reduce corporate debt and overall leverage and establish a sustainable long-term capital structure.

        We are pursuing a deliberate two-stage strategy to accomplish our reorganization, the first step of which is to restructure our property-level secured mortgage debt. As a result, during December 2009, January and February 2010, 231 Debtors (the "Track 1 Debtors") owning 119 properties with $12.33 billion of secured mortgage debt filed consensual plans of reorganization (the "Track 1 Plans") with the Bankruptcy Court. As of December 31, 2009, 113 Debtors owning 50 properties with approximately $4.65 billion of secured mortgage debt restructured such debt and emerged from bankruptcy (the "Track 1A Debtors"). Through March 1, 2010, an additional 92 Debtors owning 57 properties with approximately $5.98 billion of secured mortgage debt restructured such debt and emerged from bankruptcy. Effectiveness of the plans of reorganization and/or restructuring of the $1.70 billion of secured mortgage debt of the remaining Track 1 Debtors (together with the Track 1 Debtors that have already emerged from bankruptcy in 2010, the "Track 1B Debtors") is expected to occur in the first quarter of 2010.

        GGP is continuing to pursue consensual restructurings for 31 Debtors (the "Remaining Secured Debtors") with secured loans aggregating $2.50 billion. The Chapter 11 Cases for the Remaining Secured Debtors and the other remaining Debtors (generally GGP, GGPLP and other holding company subsidiaries, the "TopCo Debtors" and together with the Remaining Secured Debtors, the "2010 Track Debtors") will continue until their respective plans of reorganization are filed, approved by the respective creditors, confirmed by the Bankruptcy Court and are effective.

        Although we have successfully restructured $10.65 billion of secured mortgage debt, no agreements have been reached with respect to $2.50 billion of secured debt and $6.51 billion of unsecured debt and we do not yet have a filed or confirmed plan of reorganization for the 2010 Track Debtors. In addition, our share of the secured mortgage debt of our Unconsolidated Real Estate Affiliates maturing in 2010 (excluding the Woodlands MPC and Brazil loans) is $513.8 million (of which $78.3 million has been extended to 2014) and we have not yet restructured or refinanced this secured debt. Therefore, there continues to be the potential for substantially adverse outcomes to these unresolved contingencies which raises substantial doubt about our ability to continue as a going concern (see also Note 1).

GENERAL DEVELOPMENT OF BUSINESS

        In the first quarter of 2009, liquidity was our primary issue. As of March 31, 2009, we had $2.01 billion in past due debt and an additional $4.09 billion of debt that could have been accelerated. We did not have sufficient liquidity to make principal payments on maturing or accelerating debt or pay our past due payables. We reviewed all of our strategic and financial alternatives during the first quarter of 2009 and tried to develop an out of court restructuring plan with our lenders. To forestall certain foreclosure proceedings and to facilitate further negotiations with our secured and unsecured lenders, we filed for bankruptcy in April 2009.

        Prior to and immediately following the bankruptcy filing, we were focused on preservation of capital and maintenance of occupancy levels at our retail and other rental properties. As a result, the typical length of new and renewal leases entered into in 2009 was shorter than historical averages as a result of economic conditions and our financial condition.. Following the filing of the bankruptcy cases through the end of the second quarter of 2009, we focused on stabilizing our business during the Chapter 11 Cases and maintaining the profitability of our operating properties. In the second half of 2009, we recommitted to our strategic repairs and maintenance programs deferred as a result of liquidity issues to ensure that our retail properties continue to provide the right physical environment for our tenants and shoppers. We strategically reduced operational costs, without reducing service levels, and used these savings to further our repairs and maintenance related to property preservation and upkeep.

        During the fourth quarter of 2009, and into 2010, we developed a long term business plan. The business plan is the culmination of a strategic and financial analysis of the Company and all of its assets. The business plan contemplates the continued ownership and operation of most of our retail shopping centers, divestiture of non-core assets and suspension of development projects. It also contemplates the transfer of certain non-performing retail assets to applicable lenders in satisfaction of secured mortgage debt. The business plan provides the framework for the two key strategic initiatives we have undertaken. The first initiative was the design and restructuring of the balance sheet to create the sustainable long-term capital structure we desire upon emergence from bankruptcy. We developed and commenced a deliberate two stage strategy for our balance sheet restructuring and emergence. We have made substantial progress on the first stage of the strategy, which includes the extension of the maturity dates of our secured mortgage debt and the emergence from bankruptcy of the Debtors associated with such debt. We are working on the second stage of the strategy, restructuring of the TopCo Debtors and have undertaken a process to explore all possible alternatives for emergence of the TopCo Debtors.

        The second key strategic initiative arising from the business plan is the development of a long term operational strategy. We developed and launched the two necessary processes we identified for creation of a strategy designed to increase long-term net operating income ("NOI"). These two processes include a reengineering program and a strategic planning process for each of our retail shopping centers.

        Our business plan is subject to change and would be changed if the agreement in principal with Brookfield Asset Management Inc. is consummated. See "Item 7. Management's Discussion and Analysis of Financial condition and Results of Operations; Overview—Introduction" for a discussion of the agreement in principle.

        In the fourth quarter of 2008, we halted or deferred substantially all of our development and redevelopment projects, other than projects which were substantially complete, projects at properties owned by our Unconsolidated Real Estate Affiliates, and projects with commitments we were obligated to fulfill. Costs to complete, or that we are obligated to pay (subject to any confirmed plan of reorganization of the TopCo Debtors) related to our remaining active domestic projects are expected to be approximately $248.0 million in 2010 and beyond. Our current business plan contemplates that we will not have sufficient capital to complete the substantial majority of our deferred development and redevelopment projects nor to continue to hold certain non-performing retail assets. Accordingly, we recorded approximately $1.22 billion in property, goodwill and project impairments in 2009.

        From 2005 to the third quarter of 2008, our focus was on development projects, including new development and redevelopment and expansion of existing properties. In such regard, we opened in September 2007 The Natick Collection in Natick, Massachusetts, which, anchored by Nordstrom, Neiman Marcus, JC Penney, Lord & Taylor, Macy's and Sears, is the largest mall in New England. Additionally, we opened The Shops at Fallen Timbers in Maumee, Ohio in October 2007. In March 2008, we opened The Shoppes at River Crossing in Macon, Georgia, an approximately 659,000 square foot open-air center anchored by Dillard's and Belk. Two significant projects in progress in 2008 which were completed in 2009 were the 138,000 square foot expansion of the Fashion Place Mall in Murray Utah (consisting of a Nordstrom and certain national restaurant tenants) in the spring of 2009 and a 165,000 square foot expansion and food court renovation at the Christiana Mall in Newark, Delaware which opened in November 2009. Internationally, in Brazil, our joint venture opened Caxias Shopping (an approximately 275,500 square foot center in Rio de Janeiro) in November 2008 and, in 2009, Boulevard Brasilia (an approximately 182,000 square foot project in Brasilia) and Boulevard Shopping Belem (approximately 366,000 square feet of retail space in Belem) in June and November, respectively.

        Prior to and through the acquisition of The Rouse Company in November 2004 (the "TRC Merger"), acquisitions have been a key contributor to our growth. Since 2005, our only major acquisition has been the July 6, 2007 acquisition of the fifty percent interest owned by New York State Common Retirement Fund ("NYSCRF") in the GGP/Homart I portfolio of 19 regional shopping malls, one community center and three regional shopping malls owned with NYSCRF pursuant to an election by NYSCRF to exercise its exchange right with respect to its ownership in GGP/Homart I and the February 29, 2008 acquisition of the Shoppes at the Palazzo in Las Vegas Nevada (Note 3).

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

        Reference is made to Note 16 for information regarding our segments.

NARRATIVE DESCRIPTION OF BUSINESS

Retail and Other Segment

        Our Retail and Other segment consists of retail centers, office and industrial buildings and mixed-use and other properties.

Retail Portfolio

        The retail properties in our retail and other segment ("Retail Portfolio") is comprised primarily of regional shopping centers, but also includes festival market places, urban mixed-use centers and strip/community centers. Most of our shopping centers are strategically located in major and middle markets throughout the United States where they have strong competitive positions. Most of these properties contain at least one major department store or other large retail store with Gross Leaseable Area ("GLA") greater than 30,000 square feet (an "Anchor"). We also own non-controlling interests in various international joint ventures in Brazil, Turkey and Costa Rica and we believe the Retail Portfolio's geographic diversification mitigates the effects of regional economic conditions and local factors. We entered into an agreement to sell our investment in Costa Rica for $7.5 million, yielding a nominal gain that we expect will be recognized in the first quarter of 2010.

        A detailed listing of the principal properties in our Retail Portfolio is included in Item 2 of this Annual Report.

        The majority of the income from the properties in the Retail Portfolio is derived from rents received through long-term leases with retail tenants. These long-term leases generally require the tenants to pay base rent which is a fixed amount specified in the lease. The base rent is often subject to scheduled increases during the term of the lease. Another component of income is Overage Rent ("Overage Rent"). Overage Rent is paid by a tenant when its sales exceed an agreed upon minimum amount. Overage Rent is calculated by multiplying the sales in excess of the minimum amount by a percentage defined in the lease, the majority of which is typically earned in the fourth quarter. Our leases include both a base rent component and a component which requires tenants to pay amounts related to all, or substantially all, of their share of real estate taxes and certain property operating expenses, including common area maintenance and insurance. The revenue earned attributable to real estate tax and operating expense recoveries are recorded as "Tenant recoveries."

        The following table reflects retail tenant representation by category for the domestic Consolidated Properties as of December 31, 2009. In general, similar percentages existed for the Unconsolidated Properties.

Category	% of Square Feet	Representative Tenants
Specialty (includes personal services)	21%	Eyemaster, Lenscrafters, Mastercuts, Pearl Vision, The Picture People, Regis
Family Apparel (includes unisex)	14	Aerie, Banana Republic, Express, Brooks Brothers Gap, J. Crew, Lululemon, Athletica, Old Navy
Women's Apparel	13	AnnTaylor, bebe, Chico's, Christopher & Banks, Coldwater Creek, H&M, J. Jill, Lane Bryant, Lucy, New York & Co., Talbot's, Victoria's Secret
Teen Apparel	11	Abercrombie & Fitch, Aeropostale, American Eagle Forever 21, Hollister & Co., Hot Topic, Justice, PacSun, Zumiez
Shoes	9	Aldo, Champs Sports, Easy Spirit, Finish Line, Foot Locker, Journeys, Nine West, Payless ShoeSource, Shoe Dept.
Restaurants	8	Applebee's, California Pizza Kitchen, Cheesecake Factory, Maggiano's, Panera Bread, PF Chang's, Red Robin, Ruby Tuesday, TGI Friday's
Home Entertainment and Electronics	3	Apple Computer, Brookstone, EB Games, Gamestop, RadioShack
Home Furnishings	3	Crate & Barrel, Kirkland's, Pottery Barn, Select Comfort, Williams-Sonoma

Category	% of Square Feet	Representative Tenants
Sporting Goods	3	Dick's Sporting Goods, Hibbett's, MC Sports, Pro Image, Scheel's All Sports
Children's Merchandise	3%	abercrombie, American Girl, Build-A-Bear Workshop, Children's Place, Gap Kids, Gymboree, Janie & Jack, Stride Rite
Personal Care	3	Aveda, Bath & Body Works, Crabtress & Evelyn, Bare Essentials, M.A.C., L'Occitane, Origins, Sephora, Trade Secret
Gifts (includes stationery, cards, gifts and novelty)	3	Carlton Cards, Hallmark, Spencer Gifts, Things Remembered, Yankee Candle
Jewelry	2	Ben Bridge Jewelers, Fred Meyer Jewelers, Helzberg Diamonds, Kay Jewelers, Zales Jewelers
Fast Food/Food Court	2	Arby's, Chick-Fil-A, McDonald's, Panda Express, Sbarro, Subway, Taco Bell
Specialty Food (includes health, candy and coffee)	2	Gloria Jean's Gourmet Coffee, GNC, Godiva Chocolatier, Rocky Mountain Chocolate Factory, Starbucks, Teavana, Vitamin World

Total	100%

        For the year ended December 31, 2009, our largest tenant (based on common parent ownership) accounted for approximately 3% of consolidated rents.

Other Office, Industrial and Mixed-Use Buildings

        Office and other properties are primarily components of large-scale mixed-use properties (which include retail, parking and other uses) located in urban markets. In addition, we own certain free-standing office or industrial properties in office parks in the Baltimore/Washington, D.C. and Las Vegas markets. We own approximately seven million square feet of leaseable office and industrial space, including properties adjacent to our retail centers.

Master Planned Communities Segment

        The Master Planned Communities segment is comprised primarily of the following large-scale, long-term community development projects:

		As of December 31, 2009
Project	Location	Total Gross Acres(1)	Remaining Saleable Acres(2)
Maryland communities(3)	Baltimore and Prince George's County, Maryland/Washington D.C. corridor	19,100	247
Summerlin	Northwest of Las Vegas, Nevada	22,500	7,184
Bridgeland	Western Houston, Texas	11,400	7,193
Woodlands(4)	Houston, Texas	28,400	2,639

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

(3)
Maryland communities include Columbia and Fairwood.

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

        In our Master Planned Communities segment, we compete with other landholders and residential and commercial property developers in the development of properties within the Baltimore/Washington, D.C., Las Vegas and Houston markets. Significant factors which we believe allow us to compete effectively in this business include:

  •
  The size and scope of our master planned communities

  •
  The recreational and cultural amenities available within the communities

  •
  The commercial centers in the communities, including those retail properties that we own and/or operate

  •
  Our relationships with homebuilders

  •
  The proximity to major metropolitan areas

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

        Neither the Phase I nor the Phase II assessments have revealed any environmental liability that we believe would have a material adverse effect on our overall business, financial condition or results of operations. Nevertheless, it is possible that these assessments do not reveal all environmental liabilities or that there are material environmental liabilities of which we are unaware. Moreover, no assurances can be given that future laws, ordinances or regulations will not impose any material environmental liability or the current environmental condition of our properties will not be adversely affected by tenants and occupants of the properties, by the condition of properties in the vicinity of our properties (such as the presence on such properties of underground storage tanks) or by third parties unrelated to us.

        Future development opportunities may require additional capital and other expenditures in order to comply with federal, state and local statutes and regulations relating to the protection of the environment. However, we may not have sufficient liquidity to comply with such statutes and regulations and may be required to halt or defer such development projects. We cannot predict with any certainty the magnitude of any such expenditures or the long-range effect, if any, on our operations. Compliance with such laws has not had a material adverse effect on our operating results or competitive position in the past but could have such an effect in the future.

Employees

        As of December 31, 2009, we had approximately 3,200 employees.

Qualification as a Real Estate Investment Trust and Taxability of Distributions

        GGP currently qualifies as a real estate investment trust pursuant to the requirements contained in Sections 856-858 of the Internal Revenue Code of 1986, as amended (the "Code"). If, as we contemplate, such qualification continues, GGP will not be subject to Federal tax on its real estate investment trust taxable income. During 2009, GGP met its distribution requirements to its common stockholders as provided for in Section 857 of the Code (Notes 1 and 7).

Available Information

        Our Internet website address is www.ggp.com. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Interactive Data Files, Current Reports on Form 8-K and amendments to those reports are available and may be accessed free of charge through the Investment section of our Internet website under the Shareholder Info subsection, as soon as reasonably practicable after those documents are filed with, or furnished to, the SEC. Our Internet website and included or linked information on the website are not intended to be incorporated into this Annual Report.

        As a result of our Chapter 11 filing, we are now required to periodically file various documents with, and provide certain information to, the Bankruptcy Court, including statements of financial affairs, schedules of assets and liabilities, and monthly operating reports in forms prescribed by Chapter 11 or the U. S. Trustee, as well as certain financial information on an unconsolidated basis. Such materials will be prepared according to requirements of Chapter 11. While we believe that these documents and reports provide then-current information required under Chapter 11, they are prepared only for the Debtors and, hence, certain operational entities are excluded. In addition, they are prepared in a format different from that used in this Annual Report and other reports we file with the SEC and there has not been and there will not be any association of our independent registered public accounting firm with such information. Accordingly, we believe that the substance and format of our bankruptcy related filed reports do not allow meaningful comparison with our regular publicly-disclosed consolidated financial statements. Moreover, the materials filed with the Bankruptcy Court are not prepared for the purpose of providing a basis for an investment decision relating to our securities, or for comparison with other financial information filed with the SEC.

ITEM 1A.    RISK FACTORS

BANKRUPTCY RISKS

We filed for protection under Chapter 11 of the Bankruptcy Code

        As more fully described in Item 1 Business, the Debtors filed voluntary petitions to reorganize under Chapter 11 on April 16 and April 22, 2009. As of December 31, 2009, the Track 1A Debtors have emerged from bankruptcy protection pursuant to confirmed plans of reorganization. The Chapter 11 Cases relating to certain Track 1 Debtors and the 2010 Track Debtors, however, are still pending. During the remaining Chapter 11 Cases, we plan to continue to operate our business as it relates to these Debtors as debtors-in-possession under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of Chapter 11. Our operations, including our ability to execute our business plan, are subject to the risks and uncertainties associated with the continuing bankruptcy proceedings of certain Debtors, including, but not limited to, the following:

  •
  Actions and decisions of our creditors and other third parties with interests in our remaining Chapter 11 Cases may be inconsistent with our plans

  •
  We may be unable to obtain Bankruptcy Court approval with respect to motions in the remaining Chapter 11 Cases that we believe are in the best interests of the Company

  •
  We may be unable to successfully develop, prosecute, confirm and consummate a plan or plans of reorganization with respect to the Chapter 11 Cases for the Remaining Secured Debtors or TopCo Debtors (the "TopCo Plan of Reorganization")

  •
  We may encounter third parties seeking and obtaining Bankruptcy Court approval to terminate or shorten the exclusive periods for us to propose and confirm a plan of reorganization for the 2010 Track Debtors, to appoint a Chapter 11 trustee or to convert the remaining Chapter 11 Cases to a case under Chapter 7 of the Bankruptcy Code

  •
  We may not be able to satisfy the REIT distribution requirements and therefore be unable to remain qualified as a REIT

  •
  Our access to capital to fund ongoing business operations, fund emergence costs or initiate or continue development or redevelopment at our properties may be limited

        The ultimate impact that events that occur during the bankruptcy proceedings will have on our business, financial condition and results of operations cannot be predicted or quantified.

Our DIP Credit Agreement may not provide sufficient liquidity during the remaining Chapter 11 Cases

        In the event that cash flows and borrowings under the DIP Credit Agreement are not sufficient to meet our liquidity requirements, including the emergence costs for the Track 1 Debtors, we may be required to seek additional financing. There can be no assurance that such additional financing would be available or, if available, would be offered on acceptable terms. Failure to secure any necessary additional financing would have a material adverse impact on our operations and ongoing viability.

Operating under Chapter 11 may restrict our ability to pursue our business strategies

        Under Chapter 11, transactions outside the ordinary course of business will be subject to the prior approval of the Bankruptcy Court, which may limit our ability to respond in a timely manner to certain events or take advantage of certain opportunities. We must obtain Bankruptcy Court approval to, among other things:

  •
  Engage in certain transactions with our tenants

  •
  Sell assets outside the ordinary course of business

  •
  Consolidate, merge, sell or otherwise dispose of all or substantially all of our assets

  •
  Grant liens

  •
  Finance our operations, investments or other capital needs or to engage in other business activities that would be in our interest

The pursuit of the Chapter 11 Cases has consumed and will consume a substantial portion of the time and attention of our corporate management and will impact how our business is conducted, which may have an adverse effect on our business and results of operations

        The requirements of the Chapter 11 Cases has consumed and will continue to consume a substantial portion of our corporate management's time and attention and leave them with less time to devote to the operations of our business. Our management has spent considerable time developing the emergence plans for the Track 1 Debtors and the 2010 Track Debtors and the business plan for the Company. This diversion of corporate management's attention may have a material adverse effect on the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the Chapter 11 Cases are protracted.

Our employees are facing considerable distractions and uncertainty due to the Chapter 11 Cases

        As a result of the Chapter 11 Cases, our employees are facing considerable distractions and uncertainty. A material erosion of employee morale could have a material adverse effect on our business, particularly if the Chapter 11 Cases are protracted.

The Company's business could suffer from the Chapter 11 Cases

        The Chapter 11 Cases may negatively impact the operations of the Company. While the potential negative impact cannot be predicted or quantified, risks include:

  •
  Our ability to retain and/or renew existing tenants and/or to obtain favorable lease terms may be hampered

  •
  We may be unable to build new tenant relationships and desirable new tenants may have concerns about entering into leases at our properties

  •
  Our ability to obtain and maintain commercially reasonable terms with vendors, strategic partners and service providers may be hampered

  •
  Our ability to obtain and maintain contracts necessary to continue our operations at affordable rates with competitive terms may be impaired

The Company's businesses could suffer from a long and protracted restructuring

        The Company's future results are dependent upon the successful filing, confirmation and implementation of plans of reorganization for the 2010 Track Debtors. Failure to complete the reorganization process in a timely manner could adversely affect the Company's operating results, including its relationships with tenants and suppliers. If a liquidation or protracted reorganization were to occur, there is a significant risk that the value of the Company's enterprise would be substantially eroded to the detriment of all stakeholders.

        Furthermore, the Company cannot predict the ultimate amount of all settlement terms for the Debtors' liabilities that will be subject to a plan of reorganization. Even once a plan of reorganization is implemented, the Company's operating results may be adversely affected by the possible reluctance of prospective lenders, tenants, and suppliers to do business with a company that recently emerged from bankruptcy proceedings.

Our ability to emerge from the Chapter 11 Cases will depend on obtaining sufficient exit financing or capital or the pursuit of a change of control transaction

        For the TopCo Plan of Reorganization to be effective, we will need to obtain and demonstrate the sufficiency of exit financing or capital to fund the remaining emergence costs of the Track 1 Debtors and the emergence costs of the 2010 Track Debtors. In addition to funding ongoing operational needs, exit financing or capital must be sufficient to fund certain emergence costs of the Track 1 Debtors as well as the TopCo Debtors to the extent existing cash reserves or operating cash flows are not sufficient. We cannot presently determine the final terms of such financing, nor can there be any assurances of our success in obtaining it. In addition to pursuing traditional and non-traditional forms of exit financing or capital, we also intend to explore potential merger and acquisition or other change of control transactions with financial and strategic investors. Failure to obtain exit financing or capital or conclude a change of control transaction may further delay the emergence of the 2010 Track Debtors from bankruptcy protection.

LIQUIDITY RISKS

We may not have sufficient cash to maintain our operations and fund our emergence costs

        As discussed above under "Bankruptcy Risks," our DIP Credit Facility may not provide sufficient liquidity during the remaining Chapter 11 Cases and exit financing or capital may not be sufficient to support our operations post-emergence. Our operating cash flows and exit financing or capital may not be sufficient to pay our debt as it comes due, interest on our debt, emergence costs and other operating expenses. We face significantly higher operating expenses due in part to payments to our financial and legal advisors, as well as fees and other amounts payable to our lenders in connection with loan restructurings. Because we have limited short-term sources of cash, in the event such sources are insufficient to fund our needs, we may be unable to successfully emerge from bankruptcy or implement our plan of reorganization.

We may be subject to claims that will not be discharged in the Chapter 11 Cases

        The Bankruptcy Code provides that the confirmation of a plan of reorganization discharges a debtor from substantially all debts arising prior to confirmation and specified debts arising afterwards. With few exceptions, all claims that arose prior to the Petition Date and before confirmation of the plan of reorganization (i) would be subject to compromise and/or treatment under the plan of reorganization or (ii) would be discharged in accordance with the Bankruptcy Code and the terms of the plan of reorganization. We currently do not believe that the aggregate amount of claims that will not be subject to treatment under the plan of reorganization or not discharged, will be material, although such aggregate amount are not expected to have a material adverse effect on our liquidity position.

We may not be able to raise capital through the sale of properties

        Our ability to sell our properties to raise capital is limited. The retail economic climate negatively affects the value of our properties and therefore reduces our ability to sell these properties on acceptable terms. Our ability to sell our properties is also negatively affected by the weakness of the credit markets, which increases the cost and difficulty for potential purchasers to acquire financing, as well as by the illiquid nature of real estate. Finally, our Chapter 11 Cases may encourage potential purchasers to offer less attractive terms for our properties and may delay any potential sale transaction and any such transaction contemplated by a Debtor must be approved by the Bankruptcy Court. See "Business Risks" for a further discussion of the effects of the retail economic climate on our properties, as well as the illiquid nature of our investments in our properties.

        We have a low tax basis in many of our properties relative to the fair market value of such properties. As a result of this low tax basis, we could recognize a substantial taxable gain upon the sale of such properties, which would impact the amount of net proceeds we would retain from any such sales as a result of the REIT distribution requirements.

We may not be able to refinance, extend or repay our portion of substantial indebtedness at our Unconsolidated Properties, which could have a material adverse affect on our business, financial condition, results of operations and common stock price

        Our Unconsolidated Properties have a substantial amount of debt which they not be able to extend, refinance or repay. As of December 31, 2009, our share of indebtedness secured by our Unconsolidated Properties was $3.12 billion (Note 5). There can be no assurance that our Unconsolidated Properties will be able to refinance or extend their debt on acceptable terms or otherwise. The ability to refinance this debt is negatively affected by the current condition of the credit markets, which have significantly reduced the levels of capacity of commercial lending. The ability to successfully refinance or extend this debt may also be negatively affected by our bankruptcy proceedings as well as the real or perceived decline in the value of our Unconsolidated Properties based on general and retail economic conditions, as discussed further below.

Our substantial indebtedness adversely affects our financial health and operating flexibility

        Our indebtedness could have important consequences to us and the value of our common stock, including:

  •
  Limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our business strategy or other purposes

  •
  Limiting our ability to use operating cash flow in other areas of our business or to pay dividends because we must dedicate a substantial portion of these funds to service debt

  •
  Increasing our vulnerability to general adverse economic and industry conditions, including increases in interest rates, particularly given our substantial indebtedness which bears interest at variable rates

  •
  Limiting our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation

  •
  Limiting our ability or increasing the costs to refinance indebtedness

  •
  Limiting our ability to enter into marketing and hedging transactions by reducing the number of counterparties with whom we can enter into such transactions as well as the volume of those transactions

Refinanced debt contains restrictions and less attractive covenants

        We have refinanced $10.65 billion of secured mortgage debt since the Petition Date. The terms of certain debt require us to satisfy certain customary affirmative and negative covenants and to meet financial ratios and tests, including ratios and tests based on leverage, interest coverage and net worth. The covenants and other restrictions under our debt agreements affect, among other things, our ability to:

  •
  Incur indebtedness

  •
  Create liens on assets

  •
  Sell assets

  •
  Manage our cash flows

  •
  Transfer assets to other subsidiaries

  •
  Make capital expenditures

  •
  Engage in mergers and acquisitions

  •
  Make distributions to equity holders, including holders of our common stock

        Due to the current lending environment, our bankruptcy proceedings, our financial condition and general economic factors, this refinanced debt contains certain terms which are less attractive than the terms contained in the debt being refinanced. Such terms include more restrictive operational and financial covenants, restrictions on the distribution of cash flows from properties serving as collateral for the debt and higher fees and, in certain instances, higher interest rates. These fees and cash flow restrictions may affect our ability to fund our on-going operations from our operating cash flows and we may be significantly limited in our operating and financial flexibility and thus may be limited in our ability to respond to changes in our business or competitive activities.

COMMON STOCK RISKS

Trading in our securities during the pendency of the Chapter 11 Cases is highly speculative and poses substantial risks. It is possible our common stock will be cancelled and that holders of such common stock will not receive any distribution with respect to, or be able to recover any portion of, their investments

        It is not possible to determine if the TopCo Plan of Reorganization will allow for distributions with respect to our common stock and other outstanding equity interests. It is possible that these equity interests will be cancelled and extinguished upon the approval of the Bankruptcy Court and the holders thereof would not be entitled to receive, and would not receive or retain, any property or interest in property on account of such equity interests. In the event of a cancellation of these equity interests, amounts invested by such holders in our outstanding equity securities will not be recoverable. Consequently, our currently outstanding common stock would have no value. Trading prices for our common stock are very volatile and may bear little or no relationship to the actual recovery, if any, by the holders of such securities in the Chapter 11 Cases. Accordingly, we urge that extreme caution be exercised with respect to existing and future investments in our equity securities and any of our other securities.

Our common stock was delisted from the Exchange and is not listed on any other national securities exchange

        On April 17, 2009, the Company's common stock began trading in the over the counter market in the Pink Sheets under the symbol GGWPQ. The last day that the Company's common stock traded on the Exchange was April 16, 2009.

        We can provide no assurance that we will be able to re-list our common stock on a national securities exchange or that the stock will continue being traded on the Pink Sheets. The trading of our common stock on the Pink Sheets rather than the Exchange may negatively impact the trading price of our common stock and the levels of liquidity available to our stockholders. In addition, securities that trade on the Pink Sheets are not eligible for margin loans and make our common stock subject to the provisions of Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock rule."

Risks of trading in an over the counter market

        Securities traded in the over-the-counter market generally have significantly less liquidity than securities traded on a national securities exchange, through factors such as a reduction in the number of investors that will consider investing in the securities, the number of market makers in the securities, reduction in securities analyst and news media coverage and lower market prices than might otherwise be obtained. As a result, holders of shares of our common stock may find it difficult to resell their shares at prices quoted in the market or at all. Furthermore, because of the limited market and generally low volume of trading in our common stock that could occur, the share price of our common stock could be more likely to be affected by broad market fluctuations, general market conditions, fluctuations in our operating results, changes in the markets perception of our business, and announcements made by us, our competitors or parties with whom we have business relationships. With respect to the Company, in some cases, we may be subject to additional compliance requirements under applicable state laws in the issuance of our securities. The lack of liquidity in our common stock may also make it difficult for us to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future.

If holders of common stock recover any portion of their investment they may be subject to substantial dilution as a result of future issuances of our common stock

        We may issue common stock to satisfy creditors of the TopCo Debtors and the TopCo Plan of Reorganization may include an equity-based incentive compensation plan. The amount and dilutive effect of any such issuance can not be determined at this time.

        We may also issue shares of our common stock to meet our obligations under the Contingent Stock Agreement under which we assumed the obligations of TRC to the beneficiaries thereunder (the "CSA"). In addition, we have reserved a number of shares of common stock for issuance under our restricted stock and option plans for employees and directors and in connection with certain other obligations, including convertible debt and these shares will be available for sale from time to time. Finally, we issued approximately 4.9 million shares of common stock as a taxable stock dividend in order to satisfy the requirements for qualification of a REIT and we currently expect to continue to issue taxable stock dividends to satisfy the requirements for REIT qualification.

BUSINESS RISKS

Economic conditions, especially in the retail sector, may have an adverse affect on our revenues and available cash

        General and retail economic conditions continue to be weak, and we do not expect a near term return to the economic conditions that prevailed in 2007. High unemployment, weak income growth, tight credit and the need to pay down existing debt are expected to continue to negatively impact consumer spending. Given these economic conditions, we believe there is a significant risk that the sales of stores operating in our centers will either not improve, or will improve slowly which will have the following negative effect on our operations:

        Ability to lease and collect rent.    Our results of operations depend on our ability to continue to lease space in our properties on economically favorable terms. If the sales of certain stores operating in our centers do not improve sufficiently, tenants might be unable to pay their existing minimum rents or expense recovery charges, since these rents and charges would represent a higher percentage of their sales. If our tenants' sales do not improve, new tenants would be less likely to be willing to pay minimum rents as high as they would otherwise pay. In addition, as substantially all of our income is derived from rentals of real property, our income and cash available for debt service, operations or distribution to our stockholders would be adversely affected if a significant number of tenants were unable to meet their obligations to us.

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

        Ability to attract new tenants.    The factors described above not only affect our current tenants and operations, but also affect our ability to attract new tenants.

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

        If we have a change in control, as defined in section 382 of the Code, our ability to use our net operating loss and interest expense carryforwards to offset future cash taxes may be reduced or eliminated. The significant stock activity we have recently experienced and the possibility of issuing additional equity to address our liquidity needs increases the risk of this provision impacting us in the future.

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

We are in a competitive business

        There are numerous shopping facilities that compete with our properties in attracting retailers to lease space. Our Chapter 11 Cases may impair the desirability and competitiveness of our shopping facilities. In addition, retailers at our properties face continued competition from retailers at other regional shopping centers, including outlet malls and other discount shopping centers, discount shopping clubs, catalog companies, internet sales and telemarketing. Competition of this type could adversely affect our revenues and cash available for repayment of our debt and distribution to our stockholders.

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

Possible terrorist activity or other acts of violence could adversely affect our financial condition and results of operations

        Future terrorist attacks in the United States, and other acts of violence, including terrorism or war, might result in declining economic activity, which could harm the demand for goods and services offered by our tenants and the value of our properties and might adversely affect the value of an investment in our securities. A decrease in retail demand could make it difficult for us to renew or re–lease our properties at lease rates equal to or above historical rates. Terrorist activities or violence also could directly affect the value of our properties through damage, destruction or loss, and the availability of insurance for such acts, or of insurance generally, might be lower, or cost more, which could increase our operating expenses and adversely affect our financial condition and results of operations. To the extent that our tenants are affected by future attacks, their businesses similarly could be adversely affected, including their ability to continue to meet obligations under their existing leases. These acts might erode business and consumer confidence and spending, and might result in increased volatility in national and international financial markets and economies. Any one of these events might decrease demand for real estate, decrease or delay the occupancy of our new or redeveloped properties, and limit our access to capital or increase our cost of raising capital.

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

Inflation may adversely affect our financial condition and results of operations

        Should inflation increase in the future, we may experience any or all of the following:

  •
  Decreasing tenant sales as a result of decreased consumer spending which could result in lower Overage Rent

  •
  Difficulty in replacing or renewing expiring leases with new leases at higher base and/or Overage Rent

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

  •
  Changes in applicable laws and regulations in the United States that affect foreign operations

  •
  Obstacles to the repatriation of earnings and cash

        Although our international activities currently are a relatively small portion of our business (international properties represented less than approximately one percent of the NOI of all of our properties in 2009), to the extent that we expand our international activities, these additional risks could increase in significance and adversely affect our results of operations and financial condition.

ORGANIZATIONAL RISKS

Payments by our direct and indirect subsidiaries of dividends and distributions to us may be adversely affected by prior payments to these subsidiaries' creditors and preferred security holders

        Substantially all of our assets are owned through our general partnership interest in the Operating Partnership, including The Rouse Company LP ("TRCLP"). The Operating Partnership holds substantially all of its properties and assets through subsidiaries, including subsidiary partnerships, limited liability companies and corporations that have elected to be taxed as REITs. The Operating Partnership therefore derives substantially all of its cash flow from cash distributions to it by its subsidiaries, and we, in turn, derive substantially all of our cash flow from cash distributions to us by the Operating Partnership. The creditors and preferred security holders, if any, of each of our direct and indirect subsidiaries are entitled to payment of that subsidiary's obligations to them, when due and payable, before that subsidiary may make distributions to us. Thus, the Operating Partnership's ability to make distributions to its partners, including us, depends on its subsidiaries' ability first to satisfy obligations to their creditors and preferred security holders, if any, and then to make distributions to the Operating Partnership. Similarly, our ability to pay dividends to holders of our common stock depends on the Operating Partnership's ability first to satisfy its obligations to its creditors and preferred security holders and then to make distributions to us.

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

FORWARD-LOOKING INFORMATION

        We may make forward-looking statements in this Annual Report and in other reports which we file with the SEC or with the Bankruptcy Court. In addition, our senior management might make forward-looking statements orally to analysts, investors, the media and others.

        Forward-looking statements include:

  •
  Descriptions of plans or objectives of our management for plans of reorganization, debt repayment or restructuring, modification, extension; strategic alternatives, including capital raises and asset sales; and future operations

  •
  Projections of our revenues, income, earnings per share, Funds From Operations ("FFO" as defined below), capital expenditures, income tax and other contingent liabilities, dividends, leverage, capital structure or other financial items

  •
  Forecasts of our future economic performance

  •
  Descriptions of assumptions underlying or relating to any of the foregoing

        In this Annual Report, for example, we make forward-looking statements discussing our expectations about:

  •
  The resolution of our remaining Chapter 11 cases, including the TopCo Debtors, the proposed and already confirmed plans of reorganization of our Debtors and liquidity

  •
  Capital required for the TopCo Debtors emergence from bankruptcy

  •
  Sales of properties

  •
  Expected sales of our Master Planned Communities segment

  •
  Future development, management and leasing fees

  •
  Distributions pursuant to the Contingent Stock Agreement

  •
  Future cash needed to meet federal income tax requirements

  •
  Future development spending

        Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements often include words such as "anticipate,"

"believe," "estimate," "expect," "intend," "plan," "project," "target," "can," "could," "may," "should," "will," "would" or similar expressions. Forward-looking statements should not be unduly relied upon. They give our expectations about the future and are not guarantees. Forward-looking statements speak only as of the date they are made and we might not update them to reflect changes that occur after the date they are made.

        There are several factors, many beyond our control, which could cause results to differ significantly from our expectations. Factors such as our bankruptcy proceedings, credit, market, operational, liquidity, interest rate and other risks are described elsewhere in this Annual Report. Any factor described in this Annual Report could by itself, or together with one or more other factors, adversely affect our business, results of operations or financial condition. There are also other factors that we have not described in this Annual Report that could cause results to differ from our expectations.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

        None.

ITEM 2.    PROPERTIES

        Our investment in real estate as of December 31, 2009 consisted of our interests in the properties in our Retail and Other and Master Planned Communities segments. We generally own the land underlying the properties in our Retail and Other segment. However, at certain of the Retail and Other segment properties, all or part of the underlying land is owned by a third party that leases the land to us pursuant to a long-term ground lease. The leases generally contain various purchase options and typically provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. We own the land in the Master Planned Community Segment. Information regarding encumbrances on the Retail and Other segment properties and Master Planned Communities properties is included in Schedule III of this Annual Report.

        The following tables set forth certain information regarding the Consolidated Properties and the Unconsolidated Properties in our Retail Portfolio as of December 31, 2009. These tables do not reflect subsequent activity in 2010. Anchors include all department stores or other large retail stores with GLA (measured in square feet) greater than 30,000 square feet. Significant tenants includes certain large retail stores that are approximately 10,000 square feet. Combined occupancy for Consolidated Properties and Unconsolidated Properties as of December 31, 2009 was 91.6%.

CONSOLIDATED RETAIL PROPERTIES

			GLA
Property Count	Name of Center	Location(1)	Total	Mall and Freestanding	Anchors/Significant Tenants	Anchor/Significant Tenant Vacancies
1	Ala Moana Center(2)	Honolulu, HI	2,072,288	925,680	Barnes & Noble, Macy's, Neiman Marcus, Old Navy, Sears, Shirokiya, Nordstrom	—
2	Alameda Plaza	Pocatello, ID	190,341	190,341	Bob's Intermountain Marine	1
3	Anaheim Crossing(2)(3)	Anaheim, CA	92,170	92,170	Fullerton Toyota	—
4	Animas Valley Mall	Farmington, NM	462,834	213,369	Allen Theatres, Dillard's, JCPenney, Ross Dress For Less, Sears	—
5	Apache Mall(2)	Rochester, MN	752,795	269,803	Herberger's, JCPenney, Macy's, Sears	—
6	Arizona Center(2)	Phoenix, AZ	165,452	72,698	AMC Theatres	—
7	Augusta Mall(2)	Augusta, GA	1,063,162	402,939	Dillard's, JCPenney, Macy's, Sears, Dick's Sporting Goods	—
8	Austin Bluffs Plaza	Colorado Springs, CO	109,402	109,402	—	—
9	Bailey Hills Village	Eugene, OR	11,887	11,887	—	—
10	Baskin Robbins	Idaho Falls, ID	1,814	1,814	—	—
11	Bay City Mall	Bay City, MI	522,652	207,001	JCPenney, Sears, Target, Younkers, Dunham Sports	—
12	Baybrook Mall	Friendswood (Houston), TX	1,242,887	342,278	Dillard's, Forever 21, JCPenney, Macy's, Sears	—
13	Bayshore Mall(2)	Eureka, CA	612,950	392,692	Bed Bath & Beyond, Kohl's (4), Sears	1
14	Bayside Marketplace(2)	Miami, FL	219,115	219,115	Hard Rock Café	—
15	Beachwood Place	Beachwood, OH	913,443	333,863	Dillard's, Nordstrom, Saks Fifth Avenue	—
16	Bellis Fair	Bellingham (Seattle), WA	773,895	335,571	JCPenney, Kohl's, Macy's, Macy's Home Store, Sears, Target	—
17	Birchwood Mall	Port Huron (Detroit), MI	725,047	268,818	GKC Theaters, JCPenney, Macy's, Sears, Target, Younkers	—
18	Boise Plaza	Boise, ID	114,404	114,404	Albertson's, Burlington Coat Factory	—
19	Boise Towne Plaza(3)	Boise, ID	116677	116677	Old Navy	—
20	Boise Towne Square(2)	Boise, ID	1,093,108	423,079	Dillard's, JCPenney, Macy's, Sears	1
21	Brass Mill Center	Waterbury, CT	984,099	326,760	Burlington Coat Factory, JCPenney, Macy's, Regal Cinemas, Sears	1
22	Brass Mill Commons	Waterbury, CT	197,033	197,033	Barnes & Noble, Hometown Buffet, Michael's, OfficeMax, Toys R Us	1
23	The Boulevard Mall	Las Vegas, NV	1,175,774	387,738	JCPenney, Macy's, Sears	1
24	Burlington Town Center(2)	Burlington, VT	299,793	153,040	Macy's	—
25	Cache Valley Mall	Logan, UT	319,225	173,393	Dillard's, Dillard's Men's & Home, JCPenney	—
26	Cache Valley Marketplace	Logan, UT	180,956	180,956	Home Depot, Olive Garden, T.J. Maxx	—
27	Canyon Point Village Center	Las Vegas, NV	57,229	57,229	—	—
28	Capital Mall	Jefferson City, MO	565,106	332,029	Dillard's, JCPenney, Sears, Hy-Vee, Capital 8 Theatre	—
29	Century Plaza	Birmingham, AL	16,706	16,706	Aldi	—
30	Chapel Hills Mall	Colorado Springs, CO	1,202,361	406,922	Burlington Coat Factory (4), Borders, Dick's Sporting Goods, Dillard's, JCPenney, Macy's, Sears	1
31	Chico Mall	Chico, CA	495,237	173,103	Forever 21, JCPenney, Sears	1
32	Chula Vista Center	Chula Vista (San Diego), CA	874,299	286,162	JCPenney, Macerich (4), Macy's, Sears, Burlington Coat Factory, Ultrastar Cinemas	1
33	Coastland Center	Naples, FL	922,206	331,816	Dillard's, JCPenney, Macy's, Sears, Old Navy	—
34	Collin Creek	Plano, TX	1,118,077	327,994	Amazing Jakes, Dillard's, JCPenney, Macy's, Sears	—
35	Colony Square Mall	Zanesville, OH	491,905	245,123	Cinemark, Elder-Beerman, JCPenney, Sears	—
36	Columbia Mall	Columbia, MO	735,814	314,754	Dillard's, JCPenney, Sears, Target	—
37	Columbiana Centre	Columbia, SC	824,990	266,013	Belk, Dillard's, JCPenney, Sears	—
38	Coral Ridge Mall	Coralville (Iowa City), IA	1,076,206	421,041	Dillard's, JCPenney, Scheels, Sears, Target, Younkers, Best Buy, Coral Ridge 10	—
39	Coronado Center(2)	Albuquerque, NM	1,151,734	375,709	Barnes & Noble, JCPenney, Macy's, Sears, Target, Kohl's	—
40	Cottonwood Mall	Holladay, UT	220,954	6,600	Macy's	—
41	Cottonwood Square(2)	Salt Lake City, UT	77,079	77,079	—	—
42	Country Hills Plaza	Ogden, UT	137,897	137,897	Smith's Food King	1
43	The Crossroads	Portage (Kalamazoo), MI	770,539	267,579	Burlington Coat Factory (4), JCPenney, Macy's, Sears	—
44	Crossroads Center	St. Cloud, MN	891,208	285,528	JCPenney, Macy's, Scheels, Sears, Target	—

			GLA
Property Count	Name of Center	Location(1)	Total	Mall and Freestanding	Anchors/Significant Tenants	Anchor/Significant Tenant Vacancies
45	Cumberland Mall	Atlanta, GA	1,046,050	398,066	Costco, Macy's, Sears, DSW Shoe Warehouse, Forever 21	—
46	Deerbrook Mall	Humble (Houston), TX	1,191,974	393,996	AMC Theatres, Dillard's, JCPenney, Macy's, Sears	—
47	Division Crossing	Portland, OR	100,910	100,910	Rite Aid, Safeway	—
48	Eagle Ridge Mall	Lake Wales (Orlando), FL	622,917	227,462	Dillard's, JCPenney, Recreation Station, Regal Cinemas, Sears	—
49	Eastridge Mall	San Jose, CA	1,303,717	469,323	AMC 15, Bed Bath & Beyond, JCPenney, Macy's, Sears, Sport Chalet	—
50	Eastridge Mall	Casper, WY	571,587	281,791	JCPenney, Macy's, Sears, Target	—
51	Eden Prairie Center	Eden Prairie (Minneapolis), MN	1,134,414	325,411	AMC Theatres, Kohl's, Sears, Target, Von Maur, JCPenney, Scheels, Barnes & Noble	—
52	Fallbrook Center(2)	West Hills (Los Angeles), CA	854,095	854,095	24 Hour Fitness, DSW Shoe Warehouse, Home Depot, Kohl's, Macerich (4), Michael's, Old Navy, Party City, Petco Supplies & Fish	2
53	Faneuil Hall Marketplace(2)	Boston, MA	195,863	195,863	McCormick & Schmicks, Ned Devines & Parris, Urban Outfitters, Plaza III	—
54	Fashion Place(2)	Murray, UT	1,037,250	333,677	Dillard's, Nordstrom, Sears, Macy's	1
55	Fashion Show	Las Vegas, NV	1,877,665	524,957	Bloomingdale's Home, Dillard's, Forever 21, Macy's, Neiman Marcus, Nordstrom, Saks Fifth Avenue	1
56	Foothills Mall	Fort Collins, CO	805,715	465,618	Macy's, Sears	2
57	Fort Union(2)	Midvale (Salt Lake City), UT	32,968	32,968	Buca Di Beppo	—
58	Four Seasons Town Centre	Greensboro, NC	1,116,343	474,327	Belk, Dillard's, JCPenney	—
59	Fox River Mall	Appleton, WI	1,206,847	518,210	Cost Plus World Market, David's Bridal, DSW Shoe Warehouse, JCPenney, Macy's, Scheels, Sears, Target	—
60	Fremont Plaza(2)	Las Vegas, NV	115,895	115,895	CVS	1
61	The Gallery at Harborplace	Baltimore, MD	132,379	132,379	GAP	—
62	Gateway Crossing Shopping Center	Bountiful (Salt Lake City), UT	183,526	183,526	Barnes & Noble, Dollar Tree, T.J. Maxx	—
63	Gateway Mall	Springfield, OR	818,545	256,726	Ashley Furniture Homestore, Cinemark 17, Kohl's, Movies 12, Oz Fitness, Ross Dress For Less, Sears, Target	—
64	Gateway Overlook	Columbia, MD	514,363	514,363	Best Buy, Costco, Golf Galaxy, Loehmann's, Lowe's	—
65	Glenbrook Square	Fort Wayne, IN	1,225,231	448,361	JCPenney, Macy's, Sears	1
66	Governor's Square(2)	Tallahassee, FL	1,021,788	330,183	Dillard's, JCPenney, Macy's, Sears	—
67	The Grand Canal Shoppes	Las Vegas, NV	497,151	462,737	Sephora, Grand Lux Café, Aquaknox, Delmonico, Madame' Tussaud Las Vegas Tao, Banana Republic, Postrio-Las Vegas	—
68	Grand Teton Mall	Idaho Falls, ID	535,631	211,706	Dillard's, JCPenney, Macy's, Sears	—
69	Grand Teton Plaza	Idaho Falls, ID	93,274	93,274	Best Buy, Petsmart, Ross Dress For Less	1
70	Grand Traverse Mall	Traverse City, MI	589,488	276,097	GKC Theaters, JCPenney, Macy's, Target, T.J. Maxx	—
71	Greenwood Mall	Bowling Green, KY	842,462	413,409	Dillard's, JCPenney, Macy's, Sears	—
72	Halsey Crossing(2)	Gresham (Portland), OR	99,438	99,438	Safeway	—
73	Harborplace(2)	Baltimore, MD	145,406	145,406	Phillips Harborplace, Urban Outfitters	—
74	Hulen Mall	Ft. Worth, TX	949,042	352,472	Dillard's, Macy's, Sears	—
75	Jordan Creek Town Center	West Des Moines, IA	1,289,885	748,186	Century Theatres, Dillard's, Scheels, Younkers, Barnes & Noble	—
76	Knollwood Mall	St. Louis Park (Minneapolis), MN	462,582	166,460	Cub Foods, Keith's Furniture Outlet, Kohl's, T.J. Maxx	—
77	Lakeland Square	Lakeland (Orlando), FL	884,484	274,446	Burlington Coat Factory (4), Dillard's, Dillard's Men's & Home, JCPenney, Macy's, Sears	—
78	Lakeside Mall	Sterling Heights, MI	1,518,117	497,399	JCPenney, Lord & Taylor, Macy's, Macy's Mens & Home, Sears	—
79	Lakeview Square	Battle Creek, MI	554,334	262,741	JCPenney, Macy's, Sears, Barnes & Noble	—
80	Landmark Mall(2)	Alexandria (Washington, D.C.), VA	859,710	300,773	Macy's, Sears	1
81	Lansing Mall(2)	Lansing, MI	835,264	412,094	JCPenney, Macy's, T.J. Maxx, Younkers, Best Buy, Barnes & Noble	1
82	Lincolnshire Commons	Lincolnshire (Chicago), IL	118,562	118,562	Barnes & Noble, DSW Shoe Warehouse	—
83	Lockport Mall	Lockport, NY	90,734	90,734	The Bon-Ton	—

			GLA
Property Count	Name of Center	Location(1)	Total	Mall and Freestanding	Anchors/Significant Tenants	Anchor/Significant Tenant Vacancies
84	Lynnhaven Mall	Virginia Beach, VA	1,284,972	449,525	AMC Theatres, Dick's Sporting Goods, Dillard's, Furniture Mart, JCPenney, Macy's	1
85	The Maine Mall	South Portland, ME	1,017,436	385,375	Best Buy, Chuck E Cheese, JCPenney, Macy's, Sears, Sports Authority	2
86	Mall at Sierra Vista	Sierra Vista, AZ	365,853	134,583	Cinemark, Dillard's, Sears	—
87	The Mall in Columbia	Columbia, MD	1,420,780	620,612	JCPenney, Lord & Taylor, Macy's, Nordstrom, Sears	—
88	Mall of Louisiana	Baton Rouge, LA	1,551,057	743,575	Borders Books & Music, Dillard's, JCPenney, Macy's, Pottery Barn, Sears, Rave Motion Pictures, Dicks Sporting Goods, DSW Shoe Warehouse	—
89	Mall of the Bluffs	Council Bluffs (Omaha, NE), IA	701,355	375,133	Dillard's, Hy-Vee, Sears	2
90	Mall St. Matthews(2)	Louisville, KY	1,085,894	350,189	Dillard's, Dillard's Men's & Home, Forever 21, JCPenney	1
91	Mall St. Vincent(2)	Shreveport, LA	532,600	184,600	Dillard's, Sears	1
92	Market Place Shopping Center	Champaign, IL	1,044,899	509,153	Bergner's, JCPenney, Macy's, Sears	—
93	Mayfair	Wauwatosa (Milwaukee), WI	1,116,130	496,746	AMC Theatres, Barnes & Noble, Boston Store, Macy's, Crate & Barrel	—
94	Meadows Mall	Las Vegas, NV	945,026	308,173	Dillard's, JCPenney, Macy's, Sears	—
95	Mondawmin Mall	Baltimore, MD	364,437	297,737	Shoppers Food Warehouse, Target, Rite Aid Pharmacy	—
96	Moreno Valley Mall	Moreno Valley (Riverside), CA	1,064,318	338,084	Harkins Theatre, JCPenney, Macy's, Sears	2
97	Newgate Mall	Ogden (Salt Lake City), UT	724,873	252,739	Cinemark Tinseltown 14, Dillard's, Macerich(4), Sears, Sports Authority	—
98	NewPark Mall	Newark (San Francisco), CA	1,116,965	373,359	JCPenney, Macy's, Sears, Target	1
99	North Plains Mall	Clovis, NM	303,197	109,116	Beall's, Dillard's, JCPenney, Sears	—
100	North Point Mall	Alpharetta (Atlanta), GA	1,375,101	408,814	Dillard's, JCPenney, Macy's, Sears, American Girl Place	2
101	North Star Mall	San Antonio, TX	1,242,570	428,402	Dillard's, Macy's, Saks Fifth Avenue, Forever 21, JCPenney	—
102	Northgate Mall	Chattanooga, TN	798,029	332,709	Belk, Belk Home Store, JCPenney, Sears, T.J. Maxx	—
103	Northridge Fashion Center	Northridge (Los Angeles), CA	1,479,211	558,399	JCPenney, Macy's, Pacific Theatres, Sears	1
104	NorthTown Mall	Spokane, WA	1,042,954	411,460	Bumpers, Inc., JCPenney, Kohl's, Macy's, Regal Cinemas, Sears, Nordstrom Rack	1
105	Oak View Mall	Omaha, NE	861,089	256,829	Dillard's, JCPenney, Sears, Younkers	—
106	Oakwood Center	Gretna, LA	757,987	240,593	Dillard's, JCPenney, Sears	—
107	Oakwood Mall	Eau Claire, WI	812,503	327,427	JCPenney, Macy's, Scheels, Sears, Younkers, Carmike Theaters	—
108	Oglethorpe Mall	Savannah, GA	943,659	363,511	Belk, JCPenney, Macy's, Macy's Junior, Sears, Stein Mart	—
109	Orem Plaza Center Street	Orem, UT	90,218	90,218	Chuck E Cheese, Robert's Crafts	—
110	Orem Plaza State Street	Orem, UT	27,240	27,240	—	—
111	Oviedo Marketplace	Oviedo, FL	940,504	275,575	Dillard's, Macy's, Regal Cinemas, Sears	—
112	Owings Mills Mall	Owings Mills, MD	1,083,613	436,576	JCPenney, Macy's	2
113	Oxmoor Center(2)	Louisville, KY	917,381	270,171	Dick's Sporting Goods, Macy's, Sears, Von Maur	—
114	Paramus Park	Paramus, NJ	768,592	309,535	Macy's, Sears, Old Navy	—
115	Park City Center	Lancaster (Philadelphia), PA	1,442,680	542,783	The Bon-Ton, Boscov's, JCPenney, Kohl's, Sears	—
116	Park Place	Tucson, AZ	1,055,763	401,026	Century Theatres, Dillard's, Macy's, Sears	—
117	Park West	Peoria, AZ	166,074	101,945	Harkins Theatre	—
118	The Parks at Arlington	Arlington (Dallas), TX	1,517,093	432,097	AMC Theatres, Barnes & Noble, Dick's Sporting Goods, Dillard's, Forever 21, JCPenney, Macy's, Sears	1
119	Peachtree Mall	Columbus, GA	816,546	307,931	Dillard's, JCPenney, Macy's, Peachtree Cinema	1
120	Pecanland Mall	Monroe, LA	944,367	328,931	Belk, Dillard's, JCPenney, Sears, Burlington Coat Factory	—
121	Pembroke Lakes Mall	Pembroke Pines (Fort Lauderdale), FL	1,133,998	352,723	Dillard's, Dillard's Men's & Home, JCPenney, Macy's, Macy's Home Store, Sears	—
122	Piedmont Mall	Danville, VA	708,519	156,781	Belk, Belk Men's, JCPenney, Sears	1
123	Pierre Bossier Mall	Bossier City (Shreveport), LA	606,274	212,976	Dillard's, JCPenney, Sears, Stage	1
124	Pine Ridge Mall(2)	Pocatello, ID	638,078	200,091	JCPenney, Party Palace, Sears, Shopko	1

			GLA
Property Count	Name of Center	Location(1)	Total	Mall and Freestanding	Anchors/Significant Tenants	Anchor/Significant Tenant Vacancies
125	The Pines	Pine Bluff, AR	625,421	243,001	Dillard's, Holiday Inn Express, JCPenney, Sears	1
126	Pioneer Place(2)	Portland, OR	362,883	249,883	Regal Cinemas, Saks Fifth Avenue	—
127	Plaza 800(2)	Sparks (Reno), NV	72,431	72,431	Save Mart Supermarkets	—
128	Plaza 9400(2)	Sandy (Salt Lake City), UT	228,661	228,661	Deseret Industries	2
129	Prince Kuhio Plaza(2)	Hilo, HI	503,490	267,370	Macy's, Sears	1
130	Providence Place(2)	Providence, RI	1,265,191	506,086	Bed Bath & Beyond, Dave & Buster's, JCPenney, Macy's, Nordstrom, Old Navy, Providence Place Cinemas 16	—
131	Provo Towne Centre(3)	Provo, UT	792,560	222,491	Cinemark, Dillard's, JCPenney, Sears	—
132	Red Cliffs Mall	St. George, UT	385,487	119,650	Barnes & Noble, Dillard's, JCPenney, Sears	—
133	Red Cliffs Plaza	St George, UT	57,304	57,304	Gold's Gym, Sears	—
134	Regency Square Mall	Jacksonville, FL	1,439,812	523,306	Belk, Champs Sports/World Foot Locker, Dillard's, JCPenney, Sears	1
135	Ridgedale Center	Minnetonka, MN	1,029,559	327,179	JCPenney, Macy's, Sears	—
136	Rio West Mall(2)(3)	Gallup, NM	513,580	332,447	Beall's, JCPenney	1
137	River Falls Mall	Clarksville, IN	786,012	786,012	Bass Pro Shops Outdoor World, Dick's Sporting Goods, Louisville Athletic Club, Old Time Pottery, Toys R Us	1
138	River Hills Mall	Mankato, MN	716,877	274,790	Herberger's, JCPenney, Scheels, Sears, Target, Barnes & Noble	—
139	River Pointe Plaza	West Jordan (Salt Lake City), UT	224,250	224,250	Shopko, SUPERVALU	—
140	Riverlands Shopping Center	Laplace (New Orleans), LA	181,044	181,044	Burke's Outlet, Citi Trends, Matherne's Supermarkets, Stage	—
141	Riverside Plaza	Provo, UT	176,143	176,143	Big Lots, Macy's, Rite Aid	—
142	Rivertown Crossings	Grandville (Grand Rapids), MI	1,270,959	421,901	Celebration Cinemas, Dick's Sporting Goods, JCPenney, Kohl's, Macy's, Old Navy, Sears, Younkers	—
143	Riverwalk Marketplace(2)	New Orleans, LA	193,969	193,969	GAP, Southern Food & Beverage Museum	—
144	Rogue Valley Mall	Medford (Portland), OR	639,097	251,659	JCPenney, Kohl's, Macy's, Macy's Home Store	1
145	Saint Louis Galleria	St. Louis, MO	1,033,343	457,291	Dillard's, Macy's	1
146	Salem Center(2)	Salem, OR	631,837	193,837	JCPenney, Kohl's, Macy's, Nordstrom	—
147	The Shoppes at Buckland Hills	Manchester, CT	1,045,621	453,010	Dick's Sporting Goods, JCPenney, Macy's, Macy's Mens & Home, Sears, Barnes & Noble	—
148	The Shoppes at The Palazzo	Las Vegas, NV	335,157	250,414	Barneys New York, CUT, Victoria's Secret, Sushi Samba, Table 10	—
149	The Shops at Fallen Timbers	Maumee, OH	573,516	312,014	Dillard's, JCPenney, Staybridge Suites, Showcase, Barnes & Noble	—
150	The Shops at La Cantera(3)	San Antonio, TX	1,177,070	510,254	Dillard's, Macy's, Neiman Marcus, Nordstrom	—
151	Sikes Senter	Wichita Falls, TX	667,440	261,916	Dillard's, JCPenney, Sears, Sikes Ten Theatres	—
152	Silver Lake Mall	Coeur D' Alene, ID	325,046	108,682	JCPenney, Macy's (4), Sears, Timberline Trading Company	—
153	Sooner Mall	Norman, OK	508,751	168,679	Dillard's, JCPenney, Old Navy, Sears	1
154	South Street Seaport(2)	New York, NY	285,849	253,830	Bodies, The Exhibition	—
155	Southlake Mall	Morrow (Atlanta), GA	1,014,245	273,993	JCPenney, Macy's, Sears	1
156	Southland Center	Taylor, MI	903,941	275,904	Best Buy, JCPenney, Macy's	1
157	Southland Mall	Hayward, CA	1,265,396	525,132	JCPenney, Kohl's (4), Macy's, Sears	1
158	Southshore Mall(2)	Aberdeen, WA	273,289	139,514	JCPenney, Sears	—
159	Southwest Plaza(2)	Littleton (Denver), CO	1,336,229	636,868	Dick's Sporting Goods, Dillard's, JCPenney, Macy's, Sears	1
160	Spokane Valley Mall(3)	Spokane, WA	724,740	305,656	JCPenney, Macy's, Regal Act III, Sears	—
161	Spokane Valley Plaza(3)	Spokane, WA	132,048	132,048	Old Navy, T.J. Maxx, Wholesale Sports	1
162	Spring Hill Mall	West Dundee (Chicago), IL	1,166,234	433,439	Carson Pirie Scott, Home Furniture Mart, JCPenney, Kohl's, Macy's, Sears	—
163	Staten Island Mall	Staten Island, NY	1,275,222	604,133	Macy's, Sears, JCPenney, Babies R Us	—
164	Steeplegate Mall	Concord, NH	479,675	223,328	The Bon-Ton, JCPenney, Sears	—
165	Stonestown Galleria	San Francisco, CA	851,815	423,522	Macy's, Nordstrom	—
166	The Streets at Southpoint	Durham, NC	1,304,453	578,106	Barnes & Noble, Hudson Belk, JCPenney, Macy's, Maggiano's Little Italy, Nordstrom, Pottery Barn, Sears, Urban Outfitters	—
167	Three Rivers Mall	Kelso, WA	419,461	226,228	JCPenney, Macy's, Sears	1

			GLA
Property Count	Name of Center	Location(1)	Total	Mall and Freestanding	Anchors/Significant Tenants	Anchor/Significant Tenant Vacancies
168	Town East Mall	Mesquite (Dallas), TX	1,240,530	431,144	Dillard's, JCPenney, Macy's, Sears	—
169	Tucson Mall(2)	Tucson, AZ	1,228,202	504,938	Dillard's, Forever 21 (4), JCPenney, Macy's, Sears	—
170	Twin Falls Crossing	Twin Falls, ID	37,680	37,680	Kalik Investors	—
171	Tysons Galleria	Mclean (Washington, D.C.), VA	815,424	303,491	Macy's, Neiman Marcus, Saks Fifth Avenue	—
172	University Crossing	Orem, UT	209,329	209,329	Barnes & Noble, Burlington Coat Factory(4), Officemax, Pier 1 Imports, Sears	—
173	Valley Hills Mall	Hickory, NC	933,545	322,029	Belk, Dillard's, JCPenney, Sears	—
174	Valley Plaza Mall	Bakersfield, CA	1,032,247	425,760	Forever 21, JCPenney, Macy's, Sears	—
175	The Village at Redlands	Redlands, CA	174,307	79,248	SAV-ON Drugs	2
176	The Village of Cross Keys	Baltimore, MD	74,172	74,172	Talbots	—
177	Visalia Mall	Visalia, CA	436,852	179,852	JCPenney, Macy's	—
178	Vista Commons	Las Vegas, NV	98,730	98,730	Albertson's	—
179	Vista Ridge Mall	Lewisville (Dallas), TX	1,063,860	334,395	Cinemark, Dillard's, JCPenney, Macy's, Sears	—
180	Ward Centers	Honolulu, HI	702,239	642,165	Sports Authority, Nordstrom Rack, Ross Dress for Less, Office Depot, Borders, Dave & Busters, Consolidated Entertainment	—
181	Washington Park Mall	Bartlesville, OK	357,221	162,925	Dillard's, JCPenney, Sears	—
182	West Oaks Mall	Ocoee (Orlando), FL	1,056,086	355,330	AMC Theatres, Dillard's, JCPenney, Sears	1
183	West Valley Mall	Tracy (San Francisco), CA	883,629	486,720	JCPenney, Movies 14, Sears, Target	1
184	Westlake Center	Seattle, WA	96,553	96,553	—	—
185	Westwood Mall	Jackson, MI	507,859	136,171	Elder-Beerman, JCPenney, Wal-Mart	—
186	White Marsh Mall	Baltimore, MD	1,165,791	386,147	JCPenney, Macy's, Macy's Home Store, Sears, Sports Authority	1
187	White Mountain Mall	Rock Springs, WY	302,119	124,991	Flaming Gorge Harley Davidson, Herberger's, JCPenney, State Of Wyoming	—
188	Willowbrook	Wayne, NJ	1,510,435	482,435	Bloomingdale's, Lord & Taylor, Macy's, Sears	—
189	Woodbridge Center	Woodbridge, NJ	1,646,468	561,433	Dick's Sporting Goods, JCPenney, Lord & Taylor, Macy's, Sears	1
190	The Woodlands Mall	Woodlands (Houston), TX	1,355,530	470,830	Dillard's, JCPenney, Macy's, Macy's Children Store, Sears, Forever 21	—
191	Woodlands Village	Flaggstaff, AZ	91,810	91,810	—	—
192	Yellowstone Square	Idaho Falls, ID	220,137	220,137	D.A.R.E, Yellowstone Warehouse	1

			136,764,054	57,625,078		65

(1)
In certain cases, where a center is located in part of a larger metropolitan area, the metropolitan area is identified in parenthesis.

(2)
A portion of the property is subject to a ground lease.

(3)
Owned in a joint venture with independent, non-controlling minority investors.

(4)
The anchor building is owned by a third party.

UNCONSOLIDATED RETAIL PROPERTIES

				GLA
Property Count	Name of Center	Location(1)	Ownership Interest	Total	Mall and Freestanding	Anchors/Significant Tenants	Anchor/Significant Tenant Vacancies
1	Alderwood	Lynnwood (Seattle), WA	50.5%	1,267,580	497,029	JCPenney, Loews Cineplex, Macy's, Nordstrom, Sears	—
2	Altamonte Mall	Altamonte Springs (Orlando), FL	50	1,153,188	474,640	AMC Theatres, Dillard's, JCPenney, Macy's, Sears	—
3	Arrowhead Towne Center	Glendale, AZ	33.33	1,197,342	342,805	AMC Theatres, Dicks Sporting Goods, Dillards, Forever 21, JCPenney, Macy's	—
4	Bangu Shopping	Rio de Janeiro, Rio de Janeiro (Brazil)	49	540,142	451,426	Leader Magazine, C&A, Lojas Amercianas, Kalunga, Leroy Merlin, Casa Bahia	—
5	Boulevard Brasilia	Brasilia, Brazil	34.5	182,176	113,288	C&A, Renner, Marisa
6	Boulevard Shopping Belem	Belem, Brazil	36.8	365,752	226,611	Riachuelo, Visao, Renner, C&A, Marisa, Lojas, Americnas E Centauro
7	Boulevard Shopping Campina Grande	Campina Grande, Paraiba (Brazil)	15	186,458	84,852	Bompreco S/A, Lojas Americanas, Marisa, Riachuelo	—
8	Bridgewater Commons	Bridgewater, NJ	35	983,959	448,070	—	—
9	Carioca Shopping	Rio de Janeiro, Rio de Janeiro (Brazil)	20	249,238	191,227	Leader Magazine, Marisa, Lojas Americanas, Casa E Video, Cinemark, Extra, C&A	—
10	Carolina Place	Pineville (Charlotte), NC	50.5	1,158,555	353,639	Barnes & Noble, Belk, Dillard's, JCPenney, Macy's, Sears, REI	—
11	Caxias Shopping	Rio de Janeiro, Rio de Janeiro (Brazil)	20	275,571	146,787	C & C, Riachuelo, Renner, Casas Bahia	—
12	Center Point Plaza	Las Vegas, NV	50	144,635	70,299	CVS, Albertson's	—
13	Christiana Mall	Newark, DE	50	1,127,810	389,603	Barnes & Noble, JCPenney, Macy's, Target, Nordstroms	—
14	Clackamas Town Center	Happy Valley, OR	50	1,352,932	475,387	Barnes & Noble, Century Theatres, JCPenney, Macy's, Macy's Home Store, Nordstrom, Sears	1
15	Espark Mall	Eskisehir, Turkey	50	468,240	342,938	Mars Sienema Tur. Ve Sportif Tesisler Isletmeciligi A.S., Migros Turk T.A.S., Ms Istanbul Yonetim Hizmetleri Ltd. Sti.	—
16	First Colony Mall	Sugar Land, TX	50	1,114,554	495,506	Barnes & Noble, Dillard's, Dillard's Men's & Home, JCPenney, Macy's	—
17	Florence Mall	Florence (Cincinnati, OH), KY	50	958,219	405,812	JCPenney, Macy's, Macy's Home Store, Sears, Cinema DeLux	—
18	Galleria at Tyler(2)	Riverside, CA	50	1,178,922	557,214	AMC Theatres, JCPenney, Macy's, Nordstrom, Yard House	1
19	Glendale Galleria(2)	Glendale, CA	50	1,319,775	514,775	JCPenney, Macy's, Nordstrom, Target	1
20	Highland Mall(2)	Austin, TX	50	1,116,241	397,500	Dillard's Men's, Macy's	2
21	Kenwood Towne Centre(2)	Cincinnati, OH	50	1,148,168	506,847	Dillard's, Macy's, Nordstrom	—
22	Lake Mead & Buffalo Partners Village Center	Las Vegas, NV	50	150,948	64,991	VONS, 99 Cent Store Only	—
23	Mizner Park(2)	Boca Raton, FL	50	247,071	136,249	Mizner Park Cinema, Zed 451, Robb & Stucky	1
24	Montclair Plaza	Montclair (San Bernadino), CA	50.5	1,345,268	547,691	JCPenney, Macy's, Nordstrom, Sears, Ninety Nine Cent Only Store	4
25	Natick Collection	Natick (Boston), MA	50	1,667,723	686,925	Crate & Barrel, JCPenney, Lord & Taylor, Macy's, Sears, Neiman Marcus, Nordstrom, American Girl Place	—
26	Neshaminy Mall	Bensalem, PA	50	1,019,431	291,371	AMC Theatres, Barnes & Noble, Boscov's, Macy's, Sears	—
27	Northbrook Court	Northbrook (Chicago), IL	50.5	1,004,120	388,201	AMC Theatres, Lord & Taylor, Macy's, Neiman Marcus	—
28	Oakbrook Center	Oak Brook (Chicago), IL	47.46	2,104,735	821,723	Barnes & Noble, Bloomingdale's Home, Crate & Barrel, Lord & Taylor, Macy's, Neiman Marcus, Nordstrom, Sears	—
29	The Oaks Mall	Gainesville, FL	51	897,630	339,763	Belk, Dillard's, JCPenney, Macy's, Sears	—
30	Otay Ranch Town Center	Chula Vista (San Diego), CA	50	636,471	496,471	Macy's, REI, AMC Theatres, Best Buy	—

				GLA
Property Count	Name of Center	Location(1)	Ownership Interest	Total	Mall and Freestanding	Anchors/Significant Tenants	Anchor/Significant Tenant Vacancies
31	Park Meadows	Lone Tree, CO	35	1,571,354	637,384	Arhaus Furniture, Crate & Barrel, Dick's Sporting Goods, Dillard's, JCPenney, Macy's, Nordstrom	—
32	Perimeter Mall	Atlanta, GA	50	1,568,563	515,289	Bloomingdale's, Dillard's, Macy's, Nordstrom	—
33	Pinnacle Hills Promenade	Rogers, AR	50	942,764	635,863	Bed Bath & Beyond, Gordmans, Petsmart, TJ Maxx, Dillard's, JCPenney, Malco Theatre, Target	3
34	Quail Springs Mall	Oklahoma City, OK	50	1,139,040	354,240	AMC Theatres, Dillard's, JCPenney, Macy's, Sears	—
35	Riverchase Galleria	Hoover (Birmingham), AL	50	1,561,924	513,017	Forever 21, Belk, Belk Home Store, JCPenney, Macy's, Sears	2
36	Santana Parque Shopping	Sao Paulo, Sao Paulo (Brazil)	25	285,667	213,646	Lojas Americanas, Casas Bahia, C&A, Renner	—
37	The Shoppes at River Crossing	Macon, GA	50	659,048	325,829	Belk, Dick's Sporting Goods, Dillard's, DSW Shoe Warehouse, Jo-Ann Fabrics & Crafts, Ulta	—
38	Shopping Grande Rio	Rio de Janeiro, Rio de Janeiro (Brazil)	12	385,333	264,715	Dillard's, JCPenney, Scheels, Sears, Target, Younkers, Best Buy, Coral Ridge 10	—
39	Shopping Iguatemi Salvador	Salvador, Bahia (Brazil)	22	607,142	438,653	Lojas Americanas, Renner, Riachuelo, C&A, C&A Modas, Riachuelo II, Centauro, Zara	—
40	Shopping Leblon	Rio de Janeiro, Rio de Janeiro (Brazil)	21	249,230	199,155	Zara, Renner, Centuro,	—
41	Shopping Santa Ursula	Ribeirão Preto, Brazil	18	258,791	144,990	—	—
42	Shopping Taboao	Taboao da Serra, Sao Paulo (Brazil)	19	380,776	205,669	Lojas Americanas, Marisa, Renner, Riachuelo, Telha Norte, Besni, C&A, Carrefour, Casas Bahia	—
43	Silver City Galleria	Taunton (Boston), MA	50	1,005,799	351,762	Best Buy, Dick's Sporting Goods, JCPenney, Macy's, Sears, Silver City Cinemas	1
44	Stonebriar Centre	Frisco (Dallas), TX	50	1,650,465	529,246	AMC Theatres, Barnes & Noble, Dave & Buster's, Dick's Sporting Goods, Dillard's, JCPenney, Macy's, Nordstrom, Sears	—
45	SuperShopping Osasco	São Paulo, Brazil	15	189,887	160,026	Renner	—
46	Superstition Springs Center(2)	East Mesa (Phoenix), AZ	33.3	1,083,086	320,754	Developers Diversified, Dillards, JCPenney, JCPenney Home Store, Macy's, Picture Store	—
47	Towson Town Center	Towson, MD	35	996,424	542,354	Crate & Barrel, Macy's, Nordstrom	—
48	The Trails Village Center	Las Vegas, NV	50	174,644	92,129	CVS, Vons	—
49	Via Parque Shopping	Rio de Janeiro, Rio de Janeiro (Brazil)	42	580,569	400,591	Kalunga, Leader, Lojas Americanas, Marisa E Familia, Renner, Casa Bahia, Ponto Frio, C&C Casa E Construcao	—
50	Village of Merrick Park(2)	Coral Gables, FL	40	722,692	392,692	Neiman Marcus, Nordstrom, Borders	—
51	Water Tower Place	Chicago, IL	51.65	674,478	290,294	American Girl Place, Forever 21, Macy's	—
52	Westroads Mall	Omaha, NE	51	1,069,379	382,725	Dick's Sporting Goods, JCPenney, Rave Digital Media, Von Maur, Younkers	—
53	Whaler's Village	Lahaina, HI	50	110,836	110,836	Hulla Grill	—
54	Willowbrook Mall	Houston, TX	50	1,384,857	400,485	Dillard's, JCPenney, Macy's, Sears	—

				45,815,602	19,681,984		16

(1)
In certain cases, where a center is located in part of a larger metropolitan area, the metropolitan area is identified in parenthesis.

(2)
A portion of the property is subject to a ground lease.

Anchors

        Anchors have traditionally been a major component of a regional shopping center. Anchors are frequently department stores whose merchandise appeals to a broad range of shoppers. Anchors generally either own their stores, the land under them and adjacent parking areas, or enter into long-term leases at rates that are generally lower than the rents charged to Mall Store tenants. We also typically enter into long-term reciprocal agreements with Anchors that provide for, among other things, mall and Anchor operating covenants and Anchor expense participation. The centers in the Retail Portfolio receive a smaller percentage of their operating income from Anchors than from stores (other than Anchors) that are typically specialty retailers who lease space in the structure including, or attached to, the primary complex of buildings that comprise a shopping center. While the market share of many traditional department store Anchors has been declining, strong Anchors continue to play an important role in maintaining customer traffic and making the centers in the Retail Portfolio desirable locations for Mall Store tenants.

        The following table indicates the parent company of certain Anchors and sets forth the number of stores and square feet owned or leased by each Anchor in the Retail Portfolio (excluding properties owned by our Brazil and Turkey Unconsolidated Real Estate Affiliates) as of December 31, 2009.

	Consolidated		Unconsolidated		Total
	Total Stores	Square Feet (000's)	Total Stores	Square Feet (000's)	Total Stores	Square Feet (000's)
Macy's, Inc.
Bloomingdale's, including Home	2	360	3	465	5	825
Macy's, including Mens, Womens, Children and Home	103	16,233	34	6,410	137	22,643

Total Macy's, Inc.	105	16,593	37	6,875	142	23,468

Sears Holdings Corporation	112	15,929	15	2,603	127	18,532
Bon-Ton Department Stores, Inc.
Bergner's	1	154	—	—	1	154
The Bon-Ton	2	267	—	—	2	267
Boston Store	1	211	—	—	1	211
Carson Pirie Scott	1	138	—	—	1	138
Elder-Beerman	3	142	—	—	3	142
Herberger's	3	209	—	—	3	209
Younkers	9	1,010	1	173	10	1,183

Total Bon-Ton Department Stores, Inc.	20	2,131	1	173	21	2,304

JCPenney Company, Inc.	111	12,767	20	3,042	131	15,809
Dillard's Inc.	66	10,762	15	2,795	81	13,557
Nordstrom, Inc.	9	1,490	15	2,461	24	3,951
Target Corporation	15	1,812	2	370	17	2,182
Belk, Inc.	12	1,481	6	661	18	2,142
NRDC Equity Partners Fund III (d.b.a. Lord & Taylor)	4	523	4	471	8	994
The Neiman Marcus Group, Inc.	3	460	5	590	8	1,050
American Multi-Cinema, Inc.	8	641	5	395	13	1,036
Dick's Sporting Goods, Inc.	9	662	5	346	14	1,008
Others	137	8,586	35	1,881	172	10,467

Grand Total	611	73,837	165	22,663	776	96,500

Lease Expirations

        The GLA of freestanding retail stores in locations that are not attached to the primary complex of buildings that comprise a shopping center is defined as ("Freestanding GLA") and "Mall GLA" is the gross leaseable retail space, excluding Anchors and Freestanding GLA, measured in square feet. At December 31, 2009, our Mall GLA and our Freestanding GLA aggregated 57.6 million square feet for our consolidated retail properties and 19.9 million square feet for our unconsolidated retail properties. The following table indicates various lease expiration information related to the consolidated minimum rent for our currently existing retail leases at December 31, 2009. See Note 2 for our accounting policies for revenue recognition from our tenant leases and Note 8 for the future minimum rentals of our operating leases.

Year	Total Minimum Rent	Total Minimum Rent Expiring	% of Total Minimum Rent Expiring	Number of Leases Expiring	Total Square Feet Expiring
	(in thousands)	(in thousands)			(in thousands)
2010	$1,574,692	$69,886	4.4%	3,558	12,598
2011	1,455,964	66,537	4.6%	2,542	10,698
2012	1,291,194	74,544	5.8%	2,356	10,881
2013	1,137,631	55,682	4.9%	1,657	7,113
2014	988,367	67,063	6.8%	1,582	8,255
Subsequent	$3,183,947	$3,183,947	100.0%	6,200	87,494

Non-Retail Properties

        See Item 1 "Narrative Description of Business" for information regarding our other properties (office, industrial and mixed-use buildings) and our Master Planned Communities segment.

ITEM 3.    LEGAL PROCEEDINGS

        Other than our current Chapter 11 cases described in this Annual Report, neither the Company nor any of the Unconsolidated Real Estate Affiliates is currently involved in any material pending legal proceedings nor, to our knowledge, is any material legal proceeding currently threatened against the Company or any of the Unconsolidated Real Estate Affiliates.

 PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        On April 16, 2009, the Company's common stock was suspended from trading on the Exchange. On April 17, 2009, the Company's common stock began trading on the Pink Sheets under the symbol GGWPQ. The Company's common stock was delisted from the Exchange on May 21, 2009. As of February 24, 2010, our common stock was held by 4,125 stockholders of record.

        The following table summarizes the quarterly high and low bid quotations prices per share of our common stock as reported on the Pink Sheets since April 17, 2009 and by the high and low sales prices on the Exchange prior to the date trading was suspended by the Exchange. The Pink Sheet quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	Stock Price
Quarter Ended	High	Low
2009
December 31	$13.24	$3.57
September 30	4.95	1.33
June 30	3.05	0.48
March 31	2.26	0.32
2008
December 31	$15.00	$0.24
September 30	35.17	13.37
June 30	44.23	34.75
March 31	42.31	30.20

        The following table summarizes quarterly distributions per share of our common stock.

Declaration Date	Record Date	Payment Date	Amount
2009
December 18	December 28	January 28, 2010*	$.19
2008
July 7	July 17	July 31.50
April 4	April 16	April 30.50
January 7	January 17	January 31.50

*
The dividend was payable in a combination of cash and common stock with the cash component of the dividend paid not to exceed 10% in aggregate. Based upon the volume weighted average trading prices of the Company's common stock on January 20, 21 and 22, 2010 ($10.8455 per share), approximately 4.9 million shares of common stock were issued and approximately $5.9 million in cash (excluding cash for fractional shares) was paid to common stockholders on January 28, 2010. This dividend was a 2009 dividend and was intended to allow the Company to satisfy its 2009 REIT distribution requirements (Note 7). The Company intends to pay dividends on its common stock in the future to maintain its REIT status in a combination of cash and common stock.

        The Company's Board of Directors suspended our dividend in October 2008 and, accordingly, there were no dividends declared or paid from the fourth quarter of 2008 through the third quarter of 2009. There were no repurchases of our common stock during 2009.

        See Note 10 for information regarding shares of our common stock that may be issued under the employment agreements of our CEO, and our President and Chief Operating Officer, under our equity compensation plans as of December 31, 2009, Note 12 for information regarding redemptions of the common units of GGP Limited Partnership held by limited partners (the "Common Units") for common stock and Note 14 for information regarding the issuance of common stock related to the CSA.

ITEM 6.    SELECTED FINANCIAL DATA

        The following table sets forth selected financial data which is derived from, and should be read in conjunction with, the Consolidated Financial Statements and the related Notes and Management's Discussion and Analysis of Financial Condition and Results of Operations contained in this Annual Report. As of January 1, 2009 we adopted two accounting pronouncements (related to convertible debt instruments that may be settled in cash upon conversion and noncontrolling interests) that required retrospective application, in which all periods presented reflect the necessary changes (Note 2).

	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)
OPERATING DATA
Revenues	$3,135,814	$3,361,525	$3,261,801	$3,256,283	$3,072,704
Depreciation and amortization	(755,161)	(759,930)	(670,454)	(690,194)	(672,914)
Provisions for impairment	(1,223,810)	(116,611)	(130,533)	(4,314)	(5,145)
Other operating expenses	(1,318,177)	(1,256,413)	(1,382,953)	(1,373,323)	(1,335,661)
Interest expense, net	(1,307,962)	(1,322,076)	(1,182,825)	(1,105,852)	(1,020,825)
Reorganization items	146,190	—	—	—	—
Benefit from (provision for) income taxes	14,610	(23,461)	294,160	(98,984)	(51,289)
Equity in income of unconsolidated affiliates	4,635	80,594	158,401	114,241	120,986

(Loss) income from continuing operations	(1,303,861)	(36,372)	347,597	97,857	107,856
(Loss) income from discontinued operations	(966)	55,044	—	(823)	14,317
Noncontrolling interest	20,138	(13,953)	(73,955)	(37,761)	(46,620)

Net income available to common stockholders	$(1,284,689)	$4,719	$273,642	$59,273	$75,553

Basic earnings per share:
Continuing operations	$(4.11)	$(0.16)	$1.12	$0.25	$0.27
Discontinued operations	—	0.18	—	—	0.05

Total basic earnings per share	$(4.11)	$0.02	$1.12	$0.25	$0.32

Diluted earnings per share:
Continuing operations	$(4.11)	$(0.16)	$1.12	$0.24	$0.27
Discontinued operations	—	0.18	—	—	0.05

Total diluted earnings per share(1)	$(4.11)	$0.02	$1.12	$0.24	$0.32

Distributions declared per share(1)	$0.19	$1.50	$1.85	$1.68	$1.49

	2009	2008	2007	2006	2005
	(In thousands, except per share amounts)
BALANCE SHEET DATA
Investment in real estate assets—cost	$30,329,415	$31,733,578	$30,449,086	$26,160,637	$25,404,891
Total assets	28,149,774	29,557,330	28,814,319	25,241,445	25,307,019
Total debt	24,456,017	24,756,577	24,282,139	20,521,967	20,418,875
Redeemable preferred noncontrolling interests	120,756	120,756	223,677	345,574	372,955
Redeemable common noncontrolling interests	86,077	379,169	2,135,224	2,762,476	2,493,378
Stockholders' equity	822,963	1,836,141	(314,305)	(921,473)	(248,483)
CASH FLOW DATA(4)
Operating activities	$871,266	$556,441	$707,416	$816,351	$841,978
Investing activities	(334,554)	(1,208,990)	(1,780,932)	(210,400)	(154,197)
Financing activities	(51,309)	722,008	1,075,911	(611,603)	(624,571)
REAL ESTATE PROPERTY NET OPERATING INCOME(2)	$2,307,330	$2,576,506	$2,404,968	$2,420,952	$2,244,581
FUNDS FROM OPERATIONS(3)
Operating Partnership	$(421,384)	$833,086	$1,083,439	$902,361	$891,696
Less: Allocation to Operating Partnership limited common unitholders	10,052	(136,896)	(190,740)	(161,795)	(165,205)

GGP stockholders	$(411,332)	$696,190	$892,699	$740,566	$726,491

(1)
The 2009 dividend was paid 90% in common stock and 10% in cash in January 2010.

(2)
Real estate property net operating income ("NOI" as defined below) does not represent income from operations as defined by GAAP.

(3)
Funds From Operations ("FFO" as defined below) does not represent cash flow from operations as defined by GAAP.

(4)
Cash flow data only represents GGP's consolidated cash flows as defined by GAAP and as such, does not include the cash received from our Unconsolidated Real Estate Affiliates, except to the extent of our cumulative share of GAAP earnings from such affiliates.

Real Estate Property Net Operating Income (NOI")

        The Company believes that NOI is a useful supplemental measure of the Company's operating performance. The Company defines NOI as operating revenues (rental income, land sales, tenant recoveries and other income) less property and related expenses (real estate taxes, land sales operating costs, repairs and maintenance, marketing and other property expenses). As with FFO described below, NOI has been reflected on a consolidated and unconsolidated basis (at the Company's ownership share). Other REITs may use different methodologies for calculating NOI, and accordingly, the Company's NOI may not be comparable to other REITs.

        Because NOI excludes general and administrative expenses, interest expense, retail investment property impairment or other non-recoverable development costs, depreciation and amortization, gains and losses from property dispositions, allocations to non-controlling interests, reorganization items, and extraordinary items, it provides a performance measure that, when compared year over year, reflects the revenues and expenses directly associated with owning and operating commercial real estate properties and the impact on operations from trends in occupancy rates, rental rates, land values (with respect to the Master Planned Communities) and operating costs. This measure thereby provides an operating perspective not immediately apparent from GAAP operating or net income attributable to controlling interests. The Company uses NOI to evaluate its operating performance on a property-by-property basis because NOI allows the Company to evaluate the impact that factors such as lease structure, lease rates and tenant base, which vary by property, have on the Company's operating results, gross margins and investment returns.

        In addition, management believes that NOI provides useful information to the investment community about the Company's operating performance. However, due to the exclusions noted above, NOI should only be used as an alternative measure of the Company's financial performance. For reference, and as an aid in understanding management's computation of NOI, a reconciliation of NOI to consolidated operating income as computed in accordance with GAAP has been presented.

Reconciliation of Real Estate Property Net Operating Income ("NOI") to GAAP Operating Income

	2009	2008	2007	2006	2005
			(In thousands)
Real Estate Property Net Operating Income:	$2,307,330	$2,576,506	$2,404,968	$2,420,952	$2,244,581
Unconsolidated properties	(401,614)	(423,011)	(446,631)	(473,307)	(437,592)
Management and other fees	65,268	85,773	106,584	115,798	91,022
Property management and other costs	(176,876)	(184,738)	(198,610)	(181,033)	(144,526)
General and administrative	(28,608)	(39,245)	(37,005)	(18,800)	(15,539)
Strategic initiatives	(67,341)	(18,727)	—	—	—
Litigation benefit (provision)	—	57,145	(89,225)	—	—
Provisions for impairment	(1,115,119)	(76,265)	(2,933)	—	—
Depreciation and amortization	(755,161)	(759,930)	(670,454)	(690,194)	(672,914)
Noncontrolling interest in NOI of consolidated properties and other	10,787	11,063	11,167	15,036	(6,048)

Operating (loss) income	$(161,334)	$1,228,571	$1,077,861	$1,188,452	$1,058,984

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

Reconciliation of FFO to Net Income Available to Common Stockholders

	2009	2008	2007	2006	2005
			(In thousands)
FFO:
General Growth stockholders	$(411,332)	$696,190	$892,699	$740,566	$726,491
Operating Partnership unitholders	(10,052)	136,896	190,740	161,795	165,205

Operating Partnership	(421,384)	833,086	1,083,439	902,361	891,696
Depreciation and amortization of capitalized real estate costs	(899,316)	(885,814)	(797,189)	(835,656)	(799,337)
Gain on dispositions	921	55,044	42,745	4,205	769
Noncontrolling interest in depreciation of Consolidated Properties and other	3,717	3,330	3,199	3,232	4,307
Allocation to noncontrolling interests Operating Partnership unitholders	31,373	(927)	(58,552)	(14,869)	(21,882)

Net (loss) income available to common stockholders	$(1,284,689)	$4,719	$273,642	$59,273	$75,553

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

Overview—Introduction

        The Company is currently operating as a Debtor in Possession under Chapter 11.

        We are the owner or manager of over 200 regional shopping malls in 43 states and the owner of five master planned communities, of which we operate in two reportable business segments: Retail and Other and Master Planned Communities.

        From the third quarter of 2008 through the filing of the Chapter 11 Cases and first half of 2009, liquidity was our primary issue. Unable to refinance, extend or otherwise restructure our past due debt due to the collapse of the credit markets, we voluntarily chose to restructure our debt under court supervision. A total of 388 Debtors with approximately $21.83 billion of debt filed for Chapter 11 protection.

        The Chapter 11 Cases created the protections necessary for the Debtors to develop and execute plans of reorganization to restructure the Debtors and extend mortgage maturities, reduce corporate debt and overall leverage and establish a sustainable long-term capital structure. We have a long-term business plan necessary to effect the objectives we sought to achieve through the Chapter 11 process. The business plan contemplates the continued operation of retail shopping centers, divestiture of non-core assets and businesses and certain non-performing retail assets, and select development projects. We have pursued a deliberate two-stage strategy. The first stage entails the restructuring of our property-level secured mortgage debt. This second stage is the restructuring of the debt of the TopCo Debtors and our public equity.

        As of March 1, 2010, 205 Track 1 Debtors owning 108 properties with $10.65 billion of secured mortgage debt have restructured such debt and emerged from bankruptcy. The Track 1 Plans generally provide, in exchange for payment of certain extension fees and cure of previously unpaid amounts due on the applicable mortgage loans (primarily, principal amortization otherwise scheduled to have been paid since the Petition Date), the extension of the secured mortgage loans at previously existing non-default interest rates. As a result of the extensions, the $10.65 billion of secured mortgage debt of the Track 1 Debtors that have emerged as of March 1, 2010 matures at various dates after January 1, 2014. In addition, the Track 1 Plans provide for the payment in full of all undisputed claims of creditors of the Track 1 Debtors.

        We have identified thirteen of the properties of the Track 1 Debtors with $751.7 million of secured mortgage debt as non-performing retail assets (the "Special Consideration Properties"). Pursuant to the terms of the agreements with the lenders for these properties, the Debtors have until two days following emergence of the TopCo Debtors to determine whether the collateral property for these loans should be deeded to the respective lender or the property should be retained with further modified loan terms. Prior to emergence of the TopCo Debtors, all cash produced by the property is under the control of respective lenders and we are required to pay any operating expense shortfall. In addition, prior to emergence of the TopCo Debtors, the respective lender can change the manager of the property or put the property in receivership and GGP has the right to deed the property to the lender, but no such actions have yet occurred.

        We have also identified three properties (Silver City, Montclair and Highland) owned by our Unconsolidated Real Estate Affiliates with approximately $457.4 million of secured mortgage debt, of which our share is $230.1 million, as non-performing assets. With respect to each of the properties owned by such Unconsolidated Real Estate Affiliates, all cash produced by such properties are under the control of the applicable lender. In the event we are unable to satisfactorily modify the terms of each of the loans associated with these properties, the collateral property for any such loan we are unable to satisfactorily restructure may be deeded to the respective lender.

        We are continuing to pursue consensual restructurings for the Remaining Secured Debtors and we will seek Bankruptcy Court approval of non-consensual restructuring plans for these loans in the event we are unable to reach an agreement with these lenders.

        While completion of the restructurings of the property-level debt remains a priority, we believe that we have achieved substantial progress with respect to the first phase of our restructuring strategy and are now in the midst of the second phase—resolving the TopCo Debtors' capital structure. Resolution of the TopCo capital structure involves reducing corporate debt and overall leverage and establishing a long-term capital structure. Our long-term business plan currently projects that we will need approximately $1.5 billion of new capital to emerge from bankruptcy and restructure on a stand alone basis. We have commenced a process to explore all potential alternatives for emergence, including an evaluation of the financing sources for a stand alone restructuring, as well as potential merger and acquisition or other change of control transactions with financial and strategic investors.

        On February 24, 2010, we reached an agreement in principle with Brookfield Asset Management Inc. ("Brookfield") pursuant to which GGP would be divided into two companies and Brookfield would invest $2.5 billion in cash in GGP and up to $125 million in cash in the new second company, General Growth Opportunities ("GGO"). Terms of the agreement in principle provide that, in exchange for its investment, Brookfield would acquire approximately thirty percent of the common stock of GGP and up to approximately sixteen percent of the total equity of GGO and have the right to nominate three directors to each of the boards of GGP and GGO. Terms of the agreement in principle also provide that the Company will raise an additional $2.5 billion in cash through a combination of new corporate level indebtedness and the consummation of certain asset sales and will raise up to an additional $3.3 billion in equity capital through a separate capital market equity raise process (coupled with additional asset sales, if appropriate). In lieu of the receipt of any fees that would be customary in similar transactions, the agreement in principle contemplates that GGP will use its reasonable best efforts to obtain entry of a Bankruptcy Court order that provides Brookfield with seven-year warrants to purchase 60 million shares of existing GGP common stock at an exercise price of $15 per share, which warrants will be replaced with warrants to purchase equity of GGO and restructured GGP following the consummation of the contemplated transactions.

        The agreement in principle, including the warrants, is subject to definitive documentation, approval of the Bankruptcy Court and higher and better offers pursuant to procedures we will ask the Bankruptcy Court to approve. There is no assurance that the proposed investment, warrants or plan will be approved by the Bankruptcy Court or consummated. The Company is focused on continued progress in the Chapter 11 Cases and a comprehensive capital raise process, and will continue, notwithstanding the agreement in principle, to consider all alternatives to maximize value for all of the Company's stakeholders.

        We have filed a motion to extend the exclusivity period for us to file a plan until August 26, 2010 and to solicit acceptances of such plan to October 26, 2010. Our motion is currently scheduled to be heard by the Bankruptcy Court on March 3, 2010. Pending entry on order on our motion, the Bankruptcy Court has entered a bridge order extending the exclusivity period until the date that is 7 days following the date on which an order on our extension motion is entered. If an order is entered by the Bankruptcy Court granting our extension motion, it will supersede the bridge order. If the Bankruptcy Court denies our extension motion, the Company will have 7 days following the entry of an order related to the March 3 hearing before exclusivity expires. If we do not file a plan of reorganization for the 2010 Track Debtors prior to the lapse of the exclusivity period, any party in interest would be able to file a plan of reorganization for any of the 2010 Track Debtors.

        As a result of the automatic stay of most actions against a debtor's estate, the resulting suspension of our obligation to pay certain pre-petition liabilities and proceeds from the DIP Facility, as of December 31, 2009, we had approximately $654.4 million of cash. Our liquidity is dependent upon cash flow from operations, which were affected by the severe weakening of the economy in 2009. Retail sales hit their low point in the first quarter of 2009 and gradually improved during the remainder of 2009. However, retail market conditions have not returned to the levels of 2007 and, while we believe that they have stabilized and should continue to show improvement, they continue to impact our ability to generate and increase Retail and Other revenues. In addition, the continued weak housing market has negatively affected our ability to generate income through the sale of residential land in our Master Planned Communities.

        As part of our business planning process we reviewed our development and redevelopment projects. At this time we currently plan to complete projects that are already substantially complete and joint venture projects. We also intend to fulfill our other contractual obligations. As a result, we currently expect to complete our expansion and redevelopment projects at Christiana Mall, Fashion Place and Saint Louis Galleria.

        Based on the results of our evaluations for impairment of our Consolidated Properties (Note 2), we recognized impairment charges of $410.7 million in 2009 related to our operating retail and other properties, including the Special Consideration Properties and other properties identified as non-performing retail assets. We also recorded impairment charges of $563.8 million in 2009 related to the write-down of various development and pre-development costs that were determined to be non-recoverable as a result of the termination of various development projects. In addition, we recognized impairment charges related to allocated goodwill of $140.6 million in 2009. With respect to our Master Planned Communities Segment we recorded aggregate impairments, in 2009 of $108.7 million as our assumed future pattern in sales (lots or condominium units) changed due to market conditions. While we do not currently expect additional material impairment charges, we can provide no such assurance that such charges will not occur in future periods. Our tests for impairment at December 31, 2009 were based on the most current information available to us (including our draft plans of reorganization), and if the conditions mentioned above deteriorate, or if our plans regarding our assets change, it could result in additional impairment charges in the future.

        In the fourth quarter of 2009, we declared a dividend of $0.19 per share of common stock (to satisfy REIT distribution requirements for 2009) payable in a combination of cash and common stock, provided that the cash component of the dividend could not exceed 10% in the aggregate. As a result of stockholder elections, on January 28, 2010, we paid approximately $5.9 million in cash (excluding cash in lieu of fractional shares) and issued approximately 4.9 million shares of GGP common stock.

        Our ability to continue as a going concern is dependent upon our ability to successfully implement a plan of reorganization for the 2010 Track Debtors, and there can be no assurance that we will be able to do so. We have described such concerns in Note 1 and our independent auditors have included an explanatory paragraph in their report expressing substantial doubt as to our ability to continue as a going concern.

Overview—Retail and Other Segment

        Our primary business is owning, managing, leasing and developing retail rental property, primarily shopping centers. The substantial majority of our properties are located in the United States, but we also have certain retail rental property operations and property management activities (through unconsolidated joint ventures) in Brazil and Turkey.

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

        We seek to increase long-term NOI growth through proactive management and leasing of our retail shopping centers. Our management strategy includes strategic reinvestment in our properties, smartly controlled operating expenses and enhancement of the customer experience. Our leasing strategy is to identify and provide the right stores and the appropriate merchandise for each of our retail operating centers.

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

  •
  Renewing expiring leases and re-leasing existing space at rates higher than expiring or existing rates

  •
  Increasing occupancy at the properties so that more space is generating rent

  •
  Increased tenant sales in which we participate through Overage Rent

        The following table summarizes selected operating statistics. Unless noted, all information is as of December 31, 2009.

	Consolidated Properties(b)	Unconsolidated Properties(b)	Company Portfolio(b)
Operating Statistics(a)
Space leased at centers not under redevelopment (as a %)	91.0%	93.8%	91.6%
Trailing 12 month total tenant sales per square feet	$393	$447	$406
% change in total sales	(7.0)%	(7.9)%	(7.2)%
% change in comparable sales	(7.4)%	(7.8)%	(7.4)%
Mall and Freestanding GLA excluding space under redevelopment (in square feet)	50,727,954	14,634,148	65,362,102
Certain Financial Information(c)
Average annualized in place sum of rent and recoverable common area costs per sqare foot(d)(e)	$47.09	$54.98
Average sum of rent and recoverable common area costs per square foot for new/renewal leases (excludes current year acquisitions)(d)(e)	$32.02	$43.31
Average sum of rent and recoverable common area costs per square foot for leases expiring in current year (excludes current year acquisitions)(d)(e)	$35.43	$47.05

(a)
Excludes all international operations which combined represent approximately 1% of segment basis real estate property net operating income. Also excludes community centers, non-retail centers and centers that are managed by a third party.

(b)
Data is for 100% of the mall and Freestanding GLA in each portfolio. Data excludes properties at which significant physical or merchandising changes have been made.

(c)
Data may not be comparable to those of other companies.

(d)
Data presented in the column "Company Portfolio" are weighted average amounts.

(e)
Data includes a significant proportion of short-term leases on inline spaces that are leased for one year. Rents and recoverable common area costs related to these short-term leases are typically much lower than those related to long-term leases.

Overview—Master Planned Communities Segment

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

        Revenues are derived primarily from the sale of finished lots, including infrastructure and amenities, and undeveloped property to both residential and commercial developers. Additional revenues are earned through participations with builders in their sales of finished homes to homebuyers. Revenues and net operating income are affected by such factors as the availability to purchasers of construction and permanent mortgage financing at acceptable interest rates, consumer and business confidences, regional economic conditions in the areas surrounding the projects, levels of homebuilder inventory, other factors affecting the homebuilder business and sales of residential properties generally, availability of saleable land for particular uses and our decisions to sell, develop or retain land. For our more mature commitments such as in Columbia, Maryland, we are also creating new design plans to increase density and additional communities.

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

        The pace of land sales for standard residential lots has declined in recent periods in correlation to the decline in the housing market.

        As of December 31, 2009, there have been 84 unit sales at our 215 unit Nouvelle at Natick residential condominium project. As the threshold for profit recognition on such sales has not yet been achieved, the $36.4 million of sales proceeds received to date has been deferred and has been reflected within accounts payable, accrued expenses and other liabilities (Note 11). When such thresholds are achieved, the deferred revenue, and the related costs of units sold, will be reflected on the percentage of completion method within our master planned community segment.

        Based on the results of our evaluations for impairment (Note 2), we recognized aggregate impairment charges related to our Master Planned Communities of $108.7 million in 2009, $40.3 million in 2008 and $127.6 million in 2007.

Results of Operations

        Our revenues are primarily received from tenants in the form of fixed minimum rents, Overage Rent and recoveries of operating expenses. We have presented the following discussion of our results of operations on a segment basis under the proportionate share method. Under the proportionate share method, our share of segment revenues and expenses of the Unconsolidated Properties are combined with the revenues and expenses of the Consolidated Properties. Other revenues are increased by the real estate net operating income of discontinued operations and are reduced by our consolidated non controlling interest ventures" share of real estate net operating income. See Note 16 for additional information including reconciliations of our segment basis results to GAAP basis results.

Year Ended December 31, 2009 and 2008

Retail and Other Segment

        The following table compares major revenue and expense items:

(In thousands)	2009	2008	$ Increase (Decrease)	% Increase (Decrease)
Property revenues:
Minimum rents	$2,381,043	$2,468,761	$(87,718)	(3.6)%
Tenant recoveries	1,041,755	1,086,831	(45,076)	(4.1)
Overage rents	60,085	82,343	(22,258)	(27.0)
Other, including non controlling interest	142,135	174,241	(32,106)	(18.4)

Total property revenues	3,625,018	3,812,176	(187,158)	(4.9)

Property operating expenses:
Real estate taxes	328,556	319,251	9,305	2.9
Repairs and maintenance	269,899	271,787	(1,888)	(0.7)
Marketing	41,588	51,927	(10,339)	(19.9)
Other property operating costs	531,991	560,038	(28,047)	(5.0)
Provision for doubtful accounts	36,462	21,315	15,147	71.1

Total property operating expenses	1,208,496	1,224,318	(15,822)	(1.3)

Retail and other net operating income	$2,416,522	$2,587,858	$(171,336)	(6.6)%

        The $87.7 million decrease in minimum rents in 2009 compared to 2008 was due to a decline in occupancy during the year that resulted in a decrease of approximately $16 million. Also contributing to the decrease is a reduction of temporary tenant base rent revenue of $35.7 million in 2009 compared to 2008 and a reduction of straight-line rent of $11.5 million in 2009 compared to 2008. In addition, minimum rents decreased due to a $12.7 million decrease in termination income, which was $29.1 million in 2009 compared to $41.8 million in 2008. The remaining decreases are primarily the result of decreased occupancy rates and a decrease of $4.9 million due to the sale of three office buildings and two office parks in 2008.

        Certain of our leases include both a base rent component and a component which requires tenants to pay amounts related to all, or substantially all, of their share of real estate taxes and certain property operating expenses, including common area maintenance and insurance. The portion of the tenant rent from these leases attributable to real estate tax and operating expense recoveries is recorded as tenant recoveries. The decrease in tenant recoveries is primarily attributable to the decrease in certain property operating expenses. In addition, the decrease was due to an allowance of $15.0 million for tenant audit claims recorded in the fourth quarter of 2009. Also contributing to the decrease is the decline in occupancy and tenants converting to gross leases in 2009.

        The decrease in Overage Rent is primarily due to a decrease in comparable tenant sales as a result of the current challenging economic environment impacting many of our tenants throughout the Company Portfolio, particularly at The Grand Canal Shoppes, Fashion Show and Ala Moana Center.

        Other revenues include all other property revenues including vending, parking, gains or losses on dispositions of certain property transactions, sponsorship and advertising revenues, less NOI of non-controlling interests. The decrease in other revenues is primarily attributable to dispositions of land parcels at Kendall Town Center that resulted in a $3.9 million loss on sale of land in 2009 and as compared to a $4.3 million gain on sale of land in 2008 as well as a $6.4 million gain on sale of a Woodlands office property in 2008. In addition, the decrease in other revenues is also attributable to reduced occupancy and activity in food and beverage revenue at the Woodlands Hotel and Conference

Center in 2009. Finally, the decrease was attributable to lower sponsorship, show and display revenue in 2009.

        Real estate taxes increased in 2009 across the Company Portfolio, a portion of which is recoverable from tenants. A portion of the increase is attributable to a decrease in the amount of capitalized real estate taxes due to decreased development activity.

        Repairs and maintenance decreased due to decreases in controllable common area and contracted costs, substantially offset by increases related to property preservation and upkeep in 2009.

        Marketing expenses decreased in 2009 across the Company Portfolio as the result of continued company-wide efforts to consolidate marketing functions and reduce advertising spending. The largest savings were the result of reductions in advertising costs, contracted services and payroll.

        Other property operating costs decreased primarily due to reductions in property specific payroll costs, professional fees, decreased security expense, lower insurance costs, and lower office expenses due to our 2009 implementation of certain cost savings programs.

        The provision for doubtful accounts increased across the Company Portfolio in 2009 primarily due to an increase in tenant bankruptcies and increased aging of tenant receivables resulting from the current economic conditions.

Master Planned Communities Segment

(In thousands)	2009	2008	$ Increase (Decrease)	% Increase (Decrease)
Land sales	$83,990	$138,746	$(54,756)	(39.5)%
Land sales operations	(84,491)	(109,752)	(25,261)	(23.0)

Master Planned Communities net operating income before provision for impairment	(501)	28,994	(29,495)	(101.7)
Provision for impairment	(108,691)	(40,346)	68,345	169.4

Master Planned Communities net operating loss	$(109,192)	$(11,352)	$(97,840)	(861.9)%

        The decrease in land sales, land sales operations and NOI in 2009 was the result of a significant reduction in sales volume and lower margins at our Summerlin, Bridgeland and The Woodlands residential communities. These volume decreases were partially offset by the bulk sale in 2009 of the majority of the remaining single family lots in our Fairwood community in Maryland for considerably lower margins than previous Fairwood sales, for which we recorded a $52.8 million provision for impairment in 2009 and the sale of a residential parcel for use in the development of luxury apartments and town homes in our Columbia, Maryland community.

        In 2009, we sold 426.4 residential acres compared to 272.5 acres in 2008. We sold 94.8 acres of commercial lots in 2009 compared to 84.6 acres in 2008 as average prices for lots have declined as compared to 2008. As of December 31, 2009, the master planned communities have approximately 17,300 remaining saleable acres.

        Finally, we recorded a provision for impairment of $55.9 million in 2009 and $40.3 million in 2008 related to our Nouvelle at Natick condominium project which reflects the change in management's intent and business strategy with respect to marketing and pricing, reduced potential of future price increases and the likelihood that the period to complete unit sales will extend beyond the original project term.

Certain Significant Consolidated Revenues and Expenses

(In thousands)	2009	2008	$ Increase (Decrease)	% Increase (Decrease)
Tenant rents	$2,927,947	$3,085,972	$(158,025)	(5.1)%
Land sales	45,997	66,557	(20,560)	(30.9)
Property operating expense	994,545	1,007,407	(12,862)	(1.3)
Land sales operations	50,807	63,441	(12,634)	(19.9)
Management and other fee revenue	65,268	85,773	(20,505)	(23.9)
Property management and other costs	176,876	184,738	(7,862)	(4.3)
General and administrative	28,608	39,245	(10,637)	(27.1)
Strategic Initiatives	67,341	18,727	48,614	259.6
Provisions for impairment	1,223,810	116,611	1,107,199	949.5
Litigation (benefit)	—	(57,145)	57,145	(100.0)
Depreciation and amortization	755,161	759,930	(4,769)	(0.6)
Interest expense	1,311,283	1,325,273	(13,990)	(1.1)
(Benefit from) provision for income taxes	(14,610)	23,461	(38,071)	(162.3)
Equity in income of Unconsolidated Real Estate Affiliates	4,635	80,594	(75,959)	(94.2)
Reorganization items	146,190	—	146,190	(100.0)
Discontinued operations—(loss) gain on dispositions	(966)	55,044	(56,010)	(101.8)

        Changes in consolidated tenant rents (which includes minimum rents, tenant recoveries and Overage Rent), land sales, property operating expenses (which includes real estate taxes, repairs and maintenance, marketing, other property operating costs and provision for doubtful accounts) and land sales operations were attributable to the same items discussed above in our segment basis results, excluding those items related to our Unconsolidated Properties. Management and other fees revenues, property management and other costs and general and administrative in the aggregate represent our costs of doing business and are generally not direct property-related costs.

        The decrease in management and other fees in 2009 is primarily due to a $15.3 million decrease in development fee income resulting from a significant decline in development activity. In addition, lease fee and specialty lease fee income decreased $4.8 million in 2009.

        The decrease in property management and other costs in 2009 is primarily due to a decrease in wages and benefits of $38.5 million. In addition, professional fees, personnel, travel, marketing, office and occupancy costs decreased $18.2 million as the result of cost reduction efforts. These decreases were offset by a $42.4 million reduction in capitalized overhead, which resulted in higher net expenses in 2009, and increased bonuses of $3.7 million.

        The decrease in general and administrative expense in 2009 is primarily due to the $15.4 million of additional deemed, non-cash executive compensation expense related to certain senior officer loans (Note 2) that was incurred in 2008 as well as reductions in employment levels in 2009. This decrease was partially offset by increased executive compensation of $4.8 million.

        The increase in strategic initiatives in 2009 is primarily due to a $43.1 million of professional fees for restructuring and strategic initiatives incurred through the Petition Date. Such costs are classified as reorganization items subsequent to the Petition Date. In addition, we incurred $24.2 million of additional expense related to the write off of various financing costs on proposed transactions which were not completed in 2009.

        See Note 1 for a detail description of the provisions for impairment that we recognized in 2009 and 2008.

        The decrease in interest expense is primarily due to a decrease in the Credit Facility interest expense compared to 2008 due to a decrease in interest rates. The decrease in interest expense was partially offset by a decrease in the amount of capitalized interest as a result of decreased development spending in 2009.

        The benefit from income taxes in 2009 was primarily attributable to tax benefit related to the provisions for impairment of $35.5 million related to our West Kendall development, $52.8 million related to our Fairwood master planned community and $55.9 million related to our Nouvelle at Natick condominium project. The benefit from income taxes was partially offset by an increase in the valuation allowances on our deferred tax assets as a result of Chapter 11.

        The decrease in equity in income of Unconsolidated Real Estate Affiliates is primarily due to a significant decrease in land sales at our Woodlands Partnership joint venture in 2009 compared to 2008. The decrease is also attributable to our share of the impairment provisions recognized in 2009 on certain operating properties and development projects (Note 5) and to the currency conversion related to our international joint ventures in Turkey and Brazil as well as to the overall decline in real estate net operating income from the remaining joint venture interests.

        Reorganization items are expense or income items that were incurred or realized by the Debtors as a result of the Chapter 11 Cases. These items include professional fees and similar types of expenses incurred directly related to the bankruptcy filings, loss accruals or gains or losses resulting from activities of the reorganization process and interest earned on cash accumulated by the Debtors. See Note 2—Reorganization Items for additional detail.

Year Ended December 31, 2008 and 2007

        The Homart I acquisition in July 2007 impacted the consolidated revenue and expense items in our consolidated financial statements, as the acquisition resulted in the consolidation of the operations of the properties acquired. Historically, the Company's share of such operations was reflected as equity in income of Unconsolidated Real Estate Affiliates. Under the proportionate share method, segment operations also were significantly impacted by the Homart I acquisition, as an additional 50% share of the operations of the properties is included in the Retail and Other segment results after the purchase date of July 2007. Accordingly, discussion of the operational results below for the year ended December 31, 2008 as compared to the year ended December 31, 2007 has been limited to only those elements of operating trends that were not a function of the 2007 Homart I acquisition.

Retail and Other Segment

        The following table compares major revenue and expense items:

(In thousands)	2008	2007	$ Increase (Decrease)	% Increase (Decrease)
Property revenues:
Minimum rents	$2,468,761	$2,339,915	$128,846	5.5%
Tenant recoveries	1,086,831	1,033,287	53,544	5.2
Overage rents	82,343	101,229	(18,886)	(18.7)
Other, including non controlling interest	174,241	198,794	(24,553)	(12.4)

Total property revenues	3,812,176	3,673,225	138,951	3.8

Property operating expenses:
Real estate taxes	319,251	296,962	22,289	7.5
Repairs and maintenance	271,787	257,095	14,692	5.7
Marketing	51,927	66,897	(14,970)	(22.4)
Other property operating costs	560,038	568,444	(8,406)	(1.5)
Provision for doubtful accounts	21,315	7,404	13,911	187.9

Total property operating expenses	1,224,318	1,196,802	27,516	2.3

Retail and other net operating income	$2,587,858	$2,476,423	$111,435	4.5%

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

        The decrease in Overage Rent is primarily due to a decrease in comparable tenant sales as a result of the current challenging economic environment that began impacting many of our tenants throughout our portfolio of properties, in late 2008, including The Grand Canal Shoppes, South Street Seaport, Oakbrook Mall and Tysons Galleria. These decreases were partially offset by increases resulting from the acquisition of The Shoppes at The Palazzo and the completion of the redevelopment at Natick Collection.

        Other revenues include all other property revenues including vending, parking, sponsorship and advertising revenues, less NOI of non controlling interests. The decrease in other revenues is primarily attributable to The Woodlands Partnership which sold various office buildings and other properties during 2007 resulting in lower recorded amounts of other revenues in 2008 compared to 2007.

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

Master Planned Communities Segment

(In thousands)	2008	2007	$ Increase (Decrease)	% Increase (Decrease)
Land sales	$138,746	$230,666	$(91,920)	(39.8)%
Land sales operations	(109,752)	(174,521)	(64,769)	(37.1)

Master Planned Communities net operating income before provision for impairment	28,994	56,145	(27,151)	(48.4)
Provision for impairment	(40,346)	(127,600)	(87,254)	(68.4)

Master Planned Communities net operating (loss) income	$(11,352)	$(71,455)	$60,103	84.1%

        The decrease in land sales and land sales operations and NOI in 2008 was the result of a significant reduction in sales volume and lower achieved margins at our Summerlin, Maryland, Bridgeland and The Woodlands residential communities. In 2008, we sold 272.5 residential acres compared to 409.1 acres in 2007. We sold 84.6 acres of commercial lots in 2008 compared to 163.2 acres in 2007. As of December 31, 2008, the master planned communities had 18,040 remaining saleable acres.

        The provision for impairment recorded at Nouvelle at Natick reflects the continued weak demand and the likely extension of the period required to complete all unit sales at this residential condominium project. Sales of condominium units commenced in the fourth quarter 2008.

Certain Significant Consolidated Revenues and Expenses

(In thousands)	2008	2007	$ Increase (Decrease)	% Increase (Decrease)
Tenant rents	$3,085,972	$2,882,491	$203,481	7.1%
Land sales	66,557	145,649	(79,092)	(54.3)
Property operating expenses	1,007,407	941,405	66,002	7.0
Land sales operations	63,441	116,708	(53,267)	(45.6)
Management and other fees	85,773	106,584	(20,811)	(19.5)
Property management and other costs	184,738	198,610	(13,872)	(7.0)
General and administrative	39,245	37,005	2,240	6.1
Strategic initiatives	18,727	—	18,727	100.0
Provisions for impairment	116,611	130,533	(13,922)	(10.7)
Litigation (benefit) provision	(57,145)	89,225	(146,370)	(164.0)
Depreciation and amortization	759,930	670,454	89,476	13.3
Interest expense	1,325,273	1,191,466	133,807	11.2
Provision for (benefit from) income taxes	23,461	(294,160)	317,621	(108.0)
Equity in income of Unconsolidated Real Estate Affiliates	80,594	158,401	(77,807)	(49.1)
Discontinued operations—gain on dispositions	55,044	—	55,044	100.0

        Changes in consolidated tenant rents (which includes minimum rents, tenant recoveries and Overage Rent), land sales, property operating expenses (which includes real estate taxes, repairs and maintenance, marketing, other property operating costs and provision for doubtful accounts) and land sales operations were attributable to the same items discussed above in our segment basis results, excluding those items related to our Unconsolidated Properties.

        Management and other fees, property management and other costs and general and administrative in the aggregate represent our costs of doing business and are generally not direct property-related costs. The decrease in management and other fees in 2008 were primarily due to lower development fees as projects are completed and leasing commissions resulting from current market conditions and the 2007 cessation of management fees on the 19 GGP/Homart I Properties due to the acquisition of NCSCPF's interesting these properties in July 2007.

        The decrease in property management and other costs in 2008 were primarily due to lower leasing commissions and lower overall management costs, including bonus expense, stock compensation expense and travel expense primarily related to a reduction in personnel and other cost reduction efforts.

        The increase in general and administrative in 2008 is primarily due to the $15.4 million of additional deemed, non-cash executive compensation expense related to certain senior officer loans (Note 2). These increases in general and administrative were partially offset by the decrease in our allocated share of legal fees related to the Homart II—Glendale Matter settlement (below and Note 2).

        Strategic initiatives of $18.7 million include professional fees for restructuring and advisory services.

        In addition to the provisions for impairment recognized in our Master Planned Communities segment describe above, based on the results of our evaluations for impairment (Note 2), we recognized impairment charges of $7.8 million in the third quarter of 2008 related to our Century Plaza (Birmingham, Alabama) operating property and $4.0 million in the fourth quarter of 2008 related to our Southshore Mall (Aberdeen, Washington) operating property. We also recognized impairment charges of $31.7 million throughout 2008 related to the write down of various pre-development costs that were determined to be non-recoverable due to the related projects being terminated which is the result of the current depressed retail real estate market and our liquidity situation. We recognized similar impairment charges for pre-development projects in the amount of $2.9 million in 2007. In addition, in the fourth quarter 2008, we recognized an impairment charge related to allocated goodwill of $32.8 million.

        The decrease in litigation provision is due to the settlement and mutual release agreement with Caruso Affiliated Holdings LLC in December 2008 (Note 1) that released the defendants from all past, present and future claims related to the Homart II—Glendale Matter in exchange for a settlement payment of $48.0 million, which was paid from the appellate bond cash collateral amounts in January 2009. GGP has not been reimbursed for any portion of this payment by its 50% joint venture partner in GGP/Homart II, and we will reimburse $5.5 million of costs to such joint venture partner in connection with the settlement. Accordingly, in December 2008, we adjusted our liability for the full judgment amount of $89.4 million to $48 million and reversed legal fees incurred by GGP/Homart II of $14.2 million that were previously recorded at 100% by GGP and post-judgment related interest expense of $7.0 million. The net impact of these items related to the settlement is a credit of $57.1 million reflected in litigation provision in our consolidated financial statements.

        The increase in depreciation and amortization is primarily due to a cumulative adjustment to the useful lives of certain assets in 2007.

        The increase in interest expense is primarily due to higher debt balances at of December 31, 2008 compared to December 31, 2007, that was primarily the result of the new multi property financing and/or re-financings in 2008 as well as increased rates at. Fashion Show, The Shoppes at the Palazzo and Tucson in the fourth quarter of 2008. The financing activity in the fourth quarter of 2008 resulted in significant increases in interest rates and loan fees. In addition, the financing of the secured portfolio facility also increased interest expense in 2008. Lastly, the increase in interest expense was also due to a decrease in the amount of capitalized interest as a result of decreased development spending in 2008 compared to 2007. See Liquidity and Capital Resources for information regarding 2008 financing activity and Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," for additional information regarding the potential impact of future interest rate increases.

        The increase in provision for (benefit from) income taxes in 2008 was primarily attributable to tax benefits received in 2007 related to an internal restructuring of certain of our operating properties that were previously owned by TRS and the tax benefit related to the provision for impairment at our master planned communities in 2007.

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

        The discontinued operations, net of minority interest—gains on dispositions represents the gains from the sale of three office buildings and two office parks, as discussed above, in 2008.

Liquidity and Capital Resources

        As of December 31, 2009 our consolidated debt ($24.46 billion) and our share of the debt of our Unconsolidated Real Estate Affiliates ($3.12 billion) aggregated $27.58 billion. The Chapter 11 cases triggered defaults on substantially all of the debt obligations of the Debtors, approximately $21.83 billion of our consolidated debt, which defaults were stayed under section 362 of Chapter 11.

These debt obligations and substantially all other pre-petition obligations of the Debtors are subject to settlement under a plan of reorganization which must be confirmed by the Bankruptcy Court.

        As of March 1, 2010, $10.65 billion of our consolidated debt associated with the Track 1 Debtors was restructured, does not mature until dates after January 1, 2014 and we expect to be able to refinance or extend such debt on the applicable maturity dates. However, we have $11.19 billion of consolidated debt still subject to settlement under a plan or plans of reorganization. Such debt, excluding debt market rate adjustments and the discount on the Senior Exchangeable Notes, consists of the following:

  •
  $2.58 billion under our Second Amended and Restated Credit Agreement (the "2006 Credit Facility")

  •
  $1.55 billion of 3.98% Exchangeable Senior Notes due 2027 issued by GGPLP (the "Exchangeable Notes")

  •
  $2.25 billion of Unsecured bonds issued by TRCLP

  •
  $206.2 million of trust preferred securities issued by GGP Capital Trust I, a subsidiary of GGPLP

  •
  $2.50 billion of the Remaining Secured Debtors

  •
  $1.70 billion of debt related to other Track 1 Debtors that have not emerged

        With respect to our share of the debt of our Unconsolidated Real Estate Affiliates, (excluding Woodlands MPS and Brazil) $513.8 million matures in 2010 and $1.17 billion matures in 2011. Of such amounts, our share of the debt of one of our Unconsolidated Real Estate Affiliates, approximately $78.3 million, has been extended until 2014.

        The Debtors filed bankruptcy because they did not have sufficient liquidity to pay their debts as they became due. We currently believe that we will be able to extend the maturity date or refinance the debts of our Unconsolidated Real Estates Affiliates at our current contract rate. If we are unable to extend or refinance such loans, or are unable to do so on satisfactory terms, we may not have sufficient liquidity to pay these debts.

        The costs for the Track 1 Debtors to emerge from bankruptcy and restructure their associated secured mortgage loans are currently estimated to be $626 million, approximately $165 million of which is not payable until the earlier of the emergence of the TopCo Debtors or December 31, 2010. Through February 19, 2010, we have paid $270 million of the costs to emerge and restructure the Track 1 Debtors' secured mortgage debt and currently anticipate that we will have sufficient liquidity to pay the amounts due prior to the emergence of the TopCo Debtors. Such costs include payment of $45.7 million in escrow to fund required insurance, tax, ground rent, capital expenditure, anchor and other escrows. In addition, amortization on the restructured loans of the Track 1 Debtors resumes or commences on emergence and is estimated to be approximately $226 million in 2010 and approximately $2 billion over the next five years. These restructured loans also have financial covenants, primarily debt service coverage ratios, which will restrict our cash and operations.

        We are continuing to pursue consensual restructurings of the Secured Portfolio Loan, the Fashion Show/Palazzo loans and the remaining secured mortgage debt to extend the maturity dates and are prepared to pursue a non-consensual solution if necessary. We have commenced a process to explore all potential alternatives for emergence of the TopCo Debtors. A stand alone restructuring of the TopCo Debtors is currently estimated to require approximately $1.5 billion of new capital. This new capital requirement is a current estimate, subject to change, and is based upon a number of assumptions that are also subject to change. Such assumptions include, but are not limited to, repayment of the DIP Facility in cash, conversion of amounts outstanding under the 2006 Credit

Facility, the GGPLP Exchangeable Notes and the TRCLP bonds to GGP equity, sale or give back of the Special Consideration Properties and payment of the dividend to GGP stockholders in a combination of 90% stock and 10% cash through 2011.

        The $2.625 proposed equity commitment from Brookfield and related plan of reorganization, if consummated in accordance with the terms of the agreement in principal, could enable GGP to emerge form bankruptcy on a stand alone basis. However, the plan is subject to definitive documentation, Bankruptcy Court approval, and higher and better offers, and there can be no assurance that such equity investment or related plan will be consummated.

        Our ability to continue as a going concern, as described in Note 1, is dependent upon our ability to restructure our debt and complete plans of reorganization for the 2010 Track Debtors.

Summary of Cash Flows

Cash Flows from Operating Activities

        Net cash provided by operating activities was $871.3 million for the year ended December 31, 2009 and $556.4 million for the year ended December 31, 2008.

        Cash used for Land/residential development and acquisitions expenditures was $78.2 million for the year ended December 31, 2009 a decrease from $166.1 million for the year ended December 31, 2008 as we have slowed the pace of residential land development in 2009 in light of sales pace declines.

        As a result of the settlement of the Glendale Matter (Note 1), $67.1 million that was previously paid as cash collateral for the appellate bond was refunded to the Company resulting in an increase in net cash provided by operating activities of $134.1 million.

        Net cash provided by (used in) certain assets and liabilities, including accounts and notes receivable, prepaid expense and other assets, deferred expenses, and accounts payable and accrued expenses totaled $357.0 million in 2009 and $(117.6) million in 2008. Accounts payable and accrued expenses increased $424.8 million primarily as a result of an increase in accrued interest and liabilities stayed by our bankruptcy filings. Although liabilities not subject to compromise and certain liabilities subject to compromise have been approved for payment by the Bankruptcy Court, a significant portion of our liabilities subject to compromise are subject to settlement under a plan of reorganization and have not been paid. In addition, accounts and notes receivable increased $22.6 million from December 31, 2008 to December 31, 2009, whereas, such accounts decreased $12.7 million from December 31, 2007 to December 31, 2008.

Cash Flows from Investing Activities

        Net cash used in investing activities was $334.6 million for the year ended December 31, 2009 and $1. 21 billion for the year ended December 31, 2008.

        Cash used for acquisition/development of real estate and property additions/improvements was $252.8 million for the year ended December 31, 2009 a decline from $1.19 billion for the year ended December 31, 2008 primarily due to the completion, suspension or termination of a number of development projects in late 2008 and early 2009.

        Net investing cash used in our Unconsolidated Real Estate Affiliates was $89.7 million in 2009 and $102.3 million in 2008.

Cash Flows from Financing Activities

        Net cash (used in) provided by financing activities was $(51.3) million for the year ended December 31, 2009 and $722.0 million for the year ended December 31, 2008.

        New financings exceeded principal payments by $20.4 million for the year ended December 31, 2009 and $418.7 million for the year ended December 31, 2008.

        Distributions to common stockholders, holders of Common Units and holders of perpetual and convertible preferred units totaled $1.3 million for the year ended December 31, 2009 and $476.6 million for the year ended December 31, 2008.

Contractual Cash Obligations and Commitments

        The following table aggregates our subsequent contractual cash obligations and commitments as of to December 31, 2009:

	2010	2011	2012	2013	2014	Subsequent / Other(6)	Total
	(In thousands)
Long-term debt-principal(1)	$1,114,925	$191,366	$1,006,706	$481,140	$1,626,788	$3,194,262	$7,615,187
Interest payments(2)	377,137	362,951	335,668	290,183	211,221	246,762	1,823,922
Retained debt-principal	119,694	775	37,742	—	—	—	158,211
Ground lease payments(3)	9,181	8,999	8,970	9,015	9,078	344,405	389,648
Purchase obligations(4)	150,746	—	—	—	—	—	150,746
Uncertainty in income taxes, including interest	—	—	—	—	—	129,413	129,413
Other long-term liabilities(5)	—	—	—	—	—	—	—

Total	$1,771,683	$564,091	$1,389,086	$780,338	$1,847,087	$3,914,842	$10,267,127

(1)
Excludes $17.15 billion of long-term debt principal, net of $9.2 million of non-cash debt market rate adjustments, that is subject to compromise and non-cash market rate adjustments of $314.4 million that are not subject to compromise all at December 31, 2009.

(2)
Based on rates as of December 31, 2009. Variable rates are based on a LIBOR rate of 0.23%. Excludes interest payments related to debt that is subject to compromise, market rate adjustments and SIDS.

(3)
Excludes non-cash purchase accounting adjustments of $225.8 million related to ground lease payments.

(4)
Reflects accrued and incurred construction costs payable. Routine trade payables have been excluded. We expect, or are obligated to incur, development and redevelopment expenditures of $247.8 million from 2010 through 2012 (Note 14).

(5)
Other long-term liabilities related to ongoing real estate taxes have not been included in the table as such amounts depend upon future applicable real estate tax rates. Real estate tax expense was $280.9 million in 2009, $274.3 million in 2008, and $246.5 million in 2007.

(6)
The remaining uncertainty in income taxes liability for which reasonable estimates about the timing of payments cannot be made is disclosed within the Subsequent/Other column.

        In the normal course of business, from time to time, we are involved in legal proceedings relating to the ownership and operations of our properties (reference is made to Item 3 above, which description is incorporated into this response).

        We lease land or buildings at certain properties from third parties. The leases generally provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. Rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease. Contractual rental expense, including participation rent, was $19.0 million in 2009, $19.3 million in 2008 and $19.5 million in 2007, while the same rent expense excluding amortization of above and below-market ground leases and straight-line rents, as presented in our consolidated financial statements, was $12.7 million in 2009, $12.4 million in 2008 and $12.0 million in 2007.

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

Use of Estimates

        The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, significant estimates and assumptions have been made with respect to: Fair Value (as defined below) of assets for measuring impairment of operating properties, development properties, joint ventures and goodwill; valuation of debt of emerged entities, useful lives of assets; capitalization of development and leasing costs; provision for income taxes; recoverable amounts of receivables and deferred taxes; initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to property acquisitions; and cost ratios and completion percentages used for land sales. Actual results could differ from those estimates.

Critical Accounting Policies

        Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. Our critical accounting policies are those applicable to the following:

Adoption of New Accounting Pronouncements

        As of January 1, 2009 we adopted the following two accounting pronouncements that required retrospective application, in which all periods presented reflect the necessary changes.

        As of January 1, 2009, we adopted a new generally accepted accounting principle related to convertible debt instruments that may be settled in cash upon conversion, which required us to separately account for the liability and equity components of our Exchangeable Notes (Note 6) in a manner that reflects the nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The impact of the required retrospective application of this pronouncement on our consolidated financial statements is that the Exchangeable Notes have been reflected as originally being issued at a discount, with such discount being reflected in subsequent periods as a non-cash increase in interest expense.

        As of January 1, 2009, we adopted a new generally accepted accounting principle related to noncontrolling interests in consolidated financial statements, which changed the reporting for minority interests in our consolidated joint ventures by re-characterizing them as noncontrolling interests and re-classifying certain of such minority interests as a component of permanent equity in our Consolidated Balance Sheets. The minority interests related to our common and preferred Operating Partnership units have been re-characterized as redeemable noncontrolling interests and will remain as temporary equity at a mezzanine level in our Consolidated Balance Sheets presented at the greater of the carrying amount adjusted for the noncontrolling interest's share of the allocation of income or loss (and its share of other comprehensive income or loss) and dividends or the Fair Value (as defined below) as of each measurement date subsequent to the measurement date. Fair Value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date ("Fair Value"). The excess of the Fair Value over the carrying amount from period to period is charged to Additional paid-in capital on our Consolidated Balance Sheets. These principles also changed the presentation of the income allocated to minority interests by re-characterizing it as allocations to noncontrolling interests and re-classifying such income as an adjustment to net income to arrive at net income attributable to common stockholders.

Accounting for Reorganization

        The accompanying consolidated financial statements and the combined condensed financial statements of the Debtors presented below have been prepared in accordance with the generally accepted accounting principles related to financial reporting by entities whose cases are pending under the Bankruptcy Code. Such consolidated financial statements are also prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the ordinary course of business. Such accounting guidance also provides that if a debtor, or group of debtors, has significant combined assets and liabilities of entities which are not operating under Chapter 11 bankruptcy protection, the debtors and non-debtors should continue to be combined. However, separate disclosure of financial statement information solely relating to the debtor entities should be presented. Additionally, due to the various effective dates in December 2009 of the plans of reorganization for the Track 1A Debtors discussed above, a convenience date of December 31, 2009 was elected for the accounting for the emergence from bankruptcy of the Track 1A Debtors.

Classification of Liabilities Subject to Compromise

        Liabilities not subject to compromise include: (1) liabilities held by Non-Debtor and Track 1A Debtor entities; (2) liabilities incurred after the Petition Date; (3) pre-petition liabilities that the Track 1B Debtors and the 2010 Track Debtors expect to pay in full; and (4) liabilities related to pre-petition contracts that have not been rejected pursuant to section 365 of the Bankruptcy Code. Unsecured liabilities not subject to compromise at December 31, 2009 with respect to the Track 1A Debtors are reflected at the current estimate of the probable amounts to be paid even though the amounts of such unsecured liabilities ultimately to be allowed by the Bankruptcy Court (and therefore paid at 100% pursuant to the Track 1 Plans) have not yet been determined. With respect to secured liabilities, GAAP bankruptcy guidance provides that Track 1A Debtor mortgage loans should be recorded at their estimated Fair Value.

Reorganization Items

        Reorganization items under the Chapter 11 Cases are expense or income items that were incurred or realized by the Debtors as a result of the Chapter 11 Cases and are presented separately in the Consolidated Statements of Income and Comprehensive Income and in the condensed combined statements of operations of the Debtors presented above. These items include professional fees and similar types of expenses and gains directly related to the Chapter 11 Cases, resulting from activities of the reorganization process, and interest earned on cash accumulated by the Debtors as a result of the Chapter 11 Cases.

Impairment—Operating properties, land held for development and sale and developments in progress

        We review our consolidated and unconsolidated real estate assets, including operating properties, land held for development and sale and developments in progress, for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

        Impairment indicators for our retail and other segment are assessed separately for each property and include, but are not limited to, significant decreases in real estate property net operating income, significant occupancy percentage changes and strategic determinations as reflected in certain bankruptcy plans of reorganization, either prospective, or filed and confirmed.

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

        If an indicator of potential impairment exists, the asset is tested for recoverability by comparing its carrying amount to the estimated future undiscounted operating cash flow. A real estate asset is considered to be impaired when its carrying amount cannot be recovered through estimated future undiscounted cash flows. To the extent an impairment provision is necessary, the excess of the carrying amount of the asset over its estimated Fair Value is expensed to operations. In addition, the impairment is allocated proportionately to adjust the carrying amount of the asset. The adjusted carrying amount, which represents the new cost basis of the asset, is depreciated over the remaining useful life of the asset.

Impairment—Investment in Unconsolidated Real Estate Affiliates

        We review our investment in the Unconsolidated Real Estate Affiliates for a series of operating losses of an investee or other factors (including those discussed above) that may indicate that a decrease in value of our investment in the Unconsolidated Real Estate Affiliates has occurred which is other-than-temporary. The investment in each of the Unconsolidated Real Estate Affiliates is evaluated periodically and as deemed necessary for recoverability and valuation declines that are other than temporary. Accordingly, in addition to the property-specific impairment analysis that we perform on the investment properties owned by such joint ventures (as part of our investment properties and developments in progress impairment process described above), we also consider the ownership and distribution preferences and limitations and rights to sell and repurchase of our ownership interests. If we determine that the decline in value of our investment is other than temporary, it is written down to its estimated Fair Value.

Impairment—Goodwill

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

Revenue recognition and related matters

        Minimum rent revenues are recognized on a straight-lined basis over the terms of the related leases. Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates and accretion related to above and below-market tenant leases on acquired properties. Straight-line rents receivable represents the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases. Overage Rent is recognized on an accrual basis once tenant sales exceed contractual tenant lease thresholds. Recoveries from tenants are established in the leases or computed based upon a formula related to real estate taxes, insurance and other shopping center operating expenses and are generally recognized as revenues in the period the related costs are incurred.

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

Recently Issued Accounting Pronouncements and Developments

        As described in Note 15 to the consolidated financial statements, new accounting pronouncements have been issued which are effective for the current or subsequent year.

Inflation

        Substantially all of our tenant leases contain provisions designed to partially mitigate the negative impact of inflation. Such provisions include clauses enabling us to receive Overage Rent based on tenants' gross sales, which generally increase as prices rise, and/or escalation clauses, which generally increase rental rates during the terms of the leases. In addition, many of the leases expire each year which may enable us to replace or renew such expiring leases with new leases at higher rents. Finally, many of the existing leases require the tenants to pay amounts related to all, or substantially all, of their share of certain operating expenses, including common area maintenance, real estate taxes and insurance, thereby partially reducing our exposure to increases in costs and operating expenses resulting from inflation. In general, these amounts either vary annually based on actual expenditures or are set on an initial share of costs with provisions for annual increases. Only if inflation exceeds the rate set in the leases for annual increases (typically 4% to 5%) would increases in expenses due to inflation be a risk.

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

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        We are subject to market risk associated with changes in interest rates both in terms of variable-rate debt and the price of new fixed-rate debt upon maturity of existing debt and for acquisitions. As of December 31, 2009, we had consolidated debt of $24.46 billion, including $5.28 billion of variable-rate debt. Although the majority of the remaining variable-rate debt is subject to interest rate cap agreements, such interest rate caps generally limit our interest rate exposure only if LIBOR exceeds a rate per annum significantly higher (generally above 8% per annum) than current LIBOR rates (0.23% at December 31, 2009). A 25 basis point movement in the interest rate on the $5.28 billion of variable-rate debt would result in a $13.2 million annualized increase or decrease in consolidated interest expense and operating cash flows.

        In addition, we are subject to interest rate exposure as a result of variable-rate debt collateralized by the Unconsolidated Properties for which similar interest rate swap agreements have not been obtained. Our share (based on our respective equity ownership interests in the Unconsolidated Real Estate Affiliates) of such remaining variable-rate debt was $390.1 million at December 31, 2009. A similar 25 basis point annualized movement in the interest rate on the variable-rate debt of the Unconsolidated Real Estate Affiliates would result in an approximately $1.0 million annualized increase or decrease in our equity in the income and operating cash flows from Unconsolidated Real Estate Affiliates.

        We are further subject to interest rate risk with respect to our fixed-rate financing in that changes in interest rates will impact the Fair Value of our fixed-rate financing. For additional information concerning our debt, and management's estimation process to arrive at a Fair Value of our debt as required by GAAP, reference is made to Item 7, Liquidity and Capital Resources and Notes 2 and 6. At December 31, 2009, the Fair Value of our debt has been estimated for this purpose to be $93.6 million lower than the carrying amount of $7.30 billion.

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

        As of December 31, 2009, we conducted an assessment of the effectiveness of our internal control over financial reporting based on the framework utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Controls—Integrated Framework." Based on this assessment, management believes that, as of December 31, 2009, the Company maintained effective internal controls over financial reporting. Deloitte & Touche LLP, the independent registered accounting firm who audited our consolidated financial statements contained in this Form 10-K, has issued a report on our internal control over financial reporting, which is incorporated herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
General Growth Properties, Inc.
Chicago, Illinois

We have audited the internal control over financial reporting of General Growth Properties, Inc. (Debtor-in-Possession) and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 1, 2010 expressed an unqualified opinion on those consolidated financial statements and included explanatory paragraphs regarding the Company's bankruptcy proceedings, the Company's ability to continue as a going concern, and the Company's change in methods of accounting for noncontrolling interests and convertible debt instruments.

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 1, 2010

ITEM 9B.    OTHER INFORMATION

        Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

        Our Chief Executive Officer and Chief Financial Officer have signed certificates under Sections 302 and 906 of the Sarbanes-Oxley Act, which are filed as Exhibits 31.1 and 31.2 and 32.1 and 32.2, respectively, to this Annual Report.

        All other information required to be presented for this Item 10 shall be provided by amendment no later than April 30, 2010.

ITEM 11.    EXECUTIVE COMPENSATION

        All information required to be presented for this Item 11 shall be provided by amendment no later than April 30, 2010.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        All information required to be presented for this Item 12 shall be provided by amendment no later than April 30, 2010.

        The following table sets forth certain information with respect to shares of our common stock that may be issued under our equity compensation plans as of December 31, 2009.

Plan Category	(a) Number of securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by security holders(1)	4,407,025	$53.82	4,309,195	(2)
Equity compensation plans not approved by security holders(3)	1,800,000	$3.73	n/a

	6,207,025	$39.29	4,309,195

(1)
Includes shares of common stock under the 1993 Stock Incentive Plan (which terminated on April 4, 2003), the 1998 Incentive Stock Plan (which terminated December 31, 2008) and the 2003 Incentive Stock Plan.

(2)
Reflects shares of common stock available for issuance under the 2003 Incentive Stock Plan.

(3)
Represents shares of common stock under employment agreements dated November 2, 2008 with Adam S. Metz, the Company's Chief Executive Officer, and Thomas H. Nolan, Jr. the Company's President and Chief Operating Officer (the "Agreements"). Pursuant to the Agreements, the Company granted each of Messrs. Metz and Nolan an employment inducement award of options to acquire 1,000,000 and 800,000 shares, respectively, of the Company's common stock (the "Option Grants"). The Option Grants were awarded in accordance with the Exchange employment inducement grant exemption and were therefore not awarded under any of the Company's stockholder approved equity plans. These stock options have an exercise price equal to the closing price of the Company's common stock on November 3, 2008 and vested in their entirety on October 25, 2009.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

        All information required to be presented in this Item 13 shall be provided by amendment no later than April 30, 2010.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

        All information required to be presented in this Item 14 shall be provided by amendment no later than April 30, 2010.

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

GENERAL GROWTH PROPERTIES, INC.
/s/ ADAM METZ Adam Metz
Chief Executive Officer	March 1, 2010

        We, the undersigned officers and directors of General Growth Properties, Inc., hereby severally constitute Adam Metz, Thomas Nolan and Edmund Hoyt, and each of them singly, our true and lawful attorneys with full power to them, and each of them singly, to sign for us and in our names in the capacities indicated below, any and all amendments, to this Annual Report of Form 10-K and generally to do all such things in our name and behalf in such capacities to enable General Growth Properties, Inc. to comply with the applicable provisions of the Securities Exchange Act of 1934, and we hereby ratify and confirm our signatures as they may be signed by our said attorneys, or any of them, to any and all such amendments.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ JOHN BUCKSBAUM John Bucksbaum	Director and Chairman of the Board	March 1, 2010
/s/ ADAM METZ Adam Metz	Director and Chief Executive Officer (Principal Executive Officer)	March 1, 2010
/s/ THOMAS NOLAN, JR. Thomas Nolan, Jr.	Director, President and Chief Operating Officer	March 1, 2010
/s/ EDMUND HOYT Edmund Hoyt	Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	March 1, 2010
/s/ WILLIAM ACKMAN William Ackman	Director	March 1, 2010

Signature	Title	Date

/s/ ALAN COHEN Alan Cohen	Director	March 1, 2010
/s/ ANTHONY DOWNS Anthony Downs	Director	March 1, 2010
/s/ JOHN HALEY John Haley	Director	March 1, 2010
/s/ JOHN RIORDAN John Riordan	Director	March 1, 2010
/s/ GLENN RUFRANO Glenn Rufrano	Director	March 1, 2010
/s/ BETH STEWART Beth Stewart	Director	March 1, 2010

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
General Growth Properties, Inc.
Chicago, Illinois

We have audited the accompanying consolidated balance sheets of General Growth Properties, Inc. (Debtor-in-Possession) and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of GGP/Homart II L.L.C. and GGP-TRS L.L.C., the Company's investments in which are accounted for by use of the equity method. The Company's equity of $219,618,000 and $235,845,000 in GGP/Homart II L.L.C.'s net assets as of December 31, 2009 and 2008, respectively, and of $(307,000), $9,703,000, and $17,163,000 in GGP/Homart II L.L.C's net (loss) income for each of the three years in the respective period ended December 31, 2009 are included in the accompanying financial statements. The Company's (deficit) equity of $(5,284,000) and $1,388,000 in GGP-TRS L.L.C.'s net assets as of December 31, 2009 and 2008, respectively, and of $(8,624,000), $8,564,000, and $13,800,000 in GGP-TRS L.L.C.'s net (loss) income for each of the three years in the respective period ended December 31, 2009 are included in the accompanying financial statements. The financial statements of GGP/Homart II L.L.C. and GGP-TRS L.L.C. were audited by other auditors related to the periods listed above whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for such companies, is based solely on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of the other auditors, such consolidated financial statements present fairly, in all material respects, the financial position of General Growth Properties, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, on January 1, 2009, the Company changed its methods of accounting for noncontrolling interests and convertible debt instruments and retrospectively adjusted all periods presented in the consolidated financial statements.

As discussed in Note 1 to the consolidated financial statements, the Company has filed for reorganization under Chapter 11 of the United States Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to prepetition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to equity accounts, the effect of any changes that may be made in the capitalization of the Company; or (d) as to operations, the effect of any changes that may be made in its business.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's potential inability to negotiate and obtain confirmation of a mutually agreeable plan of reorganization and to address their remaining future debt maturities raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion on the Company's internal control over financial reporting based on our audit.

/s/ Deloitte & Touche LLP
Chicago, Illinois
March 1, 2010

Report of Independent Registered Public Accounting Firm

The Members
GGP/Homart II, L.L.C.:

        We have audited the consolidated balance sheets of GGP/Homart II, L.L.C. (a Delaware Limited Liability Company) and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, changes in capital, and cash flows for each of the years in the three-year period ended December 31, 2009 (not presented separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GGP/Homart II, L.L.C. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Chicago, Illinois
February 24, 2010

Report of Independent Registered Public Accounting Firm

The Members
GGP-TRS, L.L.C.:

        We have audited the consolidated balance sheets of GGP-TRS, L.L.C. (a Delaware Limited Liability Company) and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, changes in members' capital, and cash flows for each of the years in the three-year period ended December 31, 2009 (not presented separately herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GGP-TRS, L.L.C. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ KPMG LLP

Chicago, Illinois
February 24, 2010

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS

	December 31,
	2009	2008
	(Dollars in thousands)
Assets:
Investment in real estate:
Land	$3,327,447	$3,354,480
Buildings and equipment	22,851,511	23,609,132
Less accumulated depreciation	(4,494,297)	(4,240,222)
Developments in progress	417,969	1,076,675

Net property and equipment	22,102,630	23,800,065
Investment in and loans to/from Unconsolidated Real Estate Affiliates	1,979,313	1,869,929
Investment property and property held for development and sale	1,753,175	1,823,362

Net investment in real estate	25,835,118	27,493,356
Cash and cash equivalents	654,396	168,993
Accounts and notes receivable, net	404,041	385,334
Goodwill	199,664	340,291
Deferred expenses, net	301,808	333,901
Prepaid expenses and other assets	754,747	835,455

Total assets	$28,149,774	$29,557,330

Liabilities and Equity:
Liabilities not subject to compromise:
Mortgages, notes and loans payable	$7,300,772	$24,756,577
Investment in and loans to/from Unconsolidated Real Estate Affiliates	38,289	32,294
Deferred tax liabilities	866,400	868,978
Accounts payable and accrued expenses	1,122,888	1,539,149

Liabilities not subject to compromise	9,328,349	27,196,998
Liabilities subject to compromise	17,767,253	—

Total liabilities	27,095,602	27,196,998

Redeemable noncontrolling interests:
Preferred	120,756	120,756
Common	86,077	379,169

Total redeemable noncontrolling interests	206,833	499,925

Commitments and Contingencies	—	—
Redeemable Preferred Stock: $100 par value; 5,000,000 shares authorized; none issued and outstanding	—	—
Equity:
Common stock: $.01 par value; 875,000,000 shares authorized, 313,831,411 shares issued as of December 31, 2009 and 270,353,677 shares issued as of December 31, 2008	3,138	2,704
Additional paid-in capital	3,729,453	3,454,903
Retained earnings (accumulated deficit)	(2,832,627)	(1,488,586)
Accumulated other comprehensive loss	(249)	(56,128)
Less common stock in treasury, at cost, 1,449,939 shares as of December 31, 2009 and 2008	(76,752)	(76,752)

Total stockholders' equity	822,963	1,836,141
Noncontrolling interests in consolidated real estate affiliates	24,376	24,266

Total equity	847,339	1,860,407

Total liabilities and equity	$28,149,774	$29,557,330

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2009	2008	2007
	(Dollars in thousands, except for per share amounts)
Revenues:
Minimum rents	$1,992,046	$2,085,758	$1,933,674
Tenant recoveries	883,595	927,332	859,801
Overage rents	52,306	72,882	89,016
Land sales	45,997	66,557	145,649
Management and other fees	65,268	85,773	106,584
Other	96,602	123,223	127,077

Total revenues	3,135,814	3,361,525	3,261,801

Expenses:
Real estate taxes	280,895	274,317	246,484
Repairs and maintenance	232,624	234,987	216,536
Marketing	34,363	43,426	54,664
Other property operating costs	416,332	436,804	418,295
Land sales operations	50,807	63,441	116,708
Provision for doubtful accounts	30,331	17,873	5,426
Property management and other costs	176,876	184,738	198,610
General and administrative	28,608	39,245	37,005
Strategic Initiatives	67,341	18,727	—
Provisions for impairment	1,223,810	116,611	130,533
Litigation (benefit) provision	—	(57,145)	89,225
Depreciation and amortization	755,161	759,930	670,454

Total expenses	3,297,148	2,132,954	2,183,940

Operating (loss) income	(161,334)	1,228,571	1,077,861
Interest income	3,321	3,197	8,641
Interest expense	(1,311,283)	(1,325,273)	(1,191,466)

Loss before income taxes, noncontrolling interests, equity in income of Unconsolidated Real Estate Affiliates and reorganization items	(1,469,296)	(93,505)	(104,964)
Benefit from (provision for) income taxes	14,610	(23,461)	294,160
Equity in income of Unconsolidated Real Estate Affiliates	4,635	80,594	158,401
Reorganization items	146,190	—	—

(Loss) income from continuing operations	(1,303,861)	(36,372)	347,597
Discontinued operations—(loss) gain on dispositions	(966)	55,044	—

Net (loss) income	(1,304,827)	18,672	347,597
Allocation to noncontrolling interests	20,138	(13,953)	(73,955)

Net (loss) income attributable to common stockholders	$(1,284,689)	$4,719	$273,642

Basic and Diluted (Loss) Earnings Per Share:
Continuing operations	$(4.11)	$(0.16)	$1.12
Discontinued operations	—	0.18	—

Total basic and diluted (loss) earnings per share	$(4.11)	$0.02	$1.12

Dividends declared per share	$0.19	$1.50	$1.85
Comprehensive Income (loss), Net:
Net (loss) income	$(1,304,827)	$18,672	$347,597
Other comprehensive income (loss):
Net unrealized gains (losses) on financial instruments	18,148	(32,060)	(2,792)
Accrued pension adjustment	763	(1,947)	298
Foreign currency translation	47,008	(75,779)	34,057
Unrealized gains (losses) on available-for-sale securities	533	(159)	(1)

Other comprehensive income (loss)	66,452	(109,945)	31,562
Comprehensive (loss) income allocated to noncontrolling interests	(10,573)	18,160	(5,486)

Comprehensive (loss) income, net, attributable to common stockholders	$(1,248,948)	$(73,113)	$373,673

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF EQUITY

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests in Consolidated Real Estate Affiliates	Total Equity
	(Dollars in thousands)
Balance, December 31, 2006 (as previously reported)	$2,424	$2,533,898	$(922,519)	$9,582	$(13,434)	$—	$1,609,951
Cumulative effect of change in accounting principles		(2,585,552)				8,084	(2,577,468)

Adjusted balance, January 1, 2007	$2,424	$(51,654)	$(922,519)	$9,582	$(13,434)	$8,084	$(967,517)

Net income			273,642			1,564	275,206
Cash distributions declared ($1.85 per share)			(450,854)				(450,854)
Distributions to noncontrolling interests in consolidated Real Estate Affiliates						(2,191)	(2,191)
Conversion of operating partnership units to common stock (1,086,961 common shares)	11	7,684					7,695
Conversion of convertible preferred units to common stock (29,269 common shares)		488					488
Issuance of common stock (1,582,968 common shares and 144,068 treasury shares)	15	64,022	(1,661)		6,657		69,033
Shares issued pursuant to CSA (551,632 common shares and 146,969 treasury shares)	6	29,875			6,790		36,671
Restricted stock grant, net of forfeitures and compensation expense (96,500 common shares)	1	2,695					2,696
Purchase of treasury stock (1,806,900 treasury shares)					(95,648)		(95,648)
Tax benefit from stock option exercises		3,531					3,531
Other comprehensive income				26,076			26,076
Adjustment for equity component of exchangeable senior notes		139,882					139,882
Adjustment for noncontrolling interest in operating partnership		(65,431)					(65,431)
Adjust noncontrolling interest in OP Units		713,515					713,515

Balance, December 31, 2007	$2,457	$844,607	$(1,101,392)	$35,658	$(95,635)	$7,457	$(306,848)

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF EQUITY (Continued)

	Common Stock	Additional Paid-In Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Noncontrolling Interests in Consolidated Real Estate Affiliates	Total Equity
	(Dollars in thousands)
Net income			4,719			2,453	7,172
Cash distributions declared ($1.50 per share)			(389,481)				(389,481)
Contributions from noncontrolling interests in consolidated Real Estate Affiliates						14,356	14,356
Conversion of operating partnership units to common stock (1,178,142 common shares)	12	9,135					9,147
Conversion of convertible preferred units to common stock (15,000 common shares)		250					250
Issuance of common stock (23,128,356 common shares and 50 treasury shares)	232	830,053			3		830,288
Shares issued pursuant to CSA (356,661 treasury shares)		(914)	(2,432)		18,880		15,534
Restricted stock grant, net of forfeitures and compensation expense (327,433 common shares)	3	4,485					4,488
Tax provision from stock option exercises		(2,675)					(2,675)
Officer loan compensation expense		15,372					15,372
Other comprehensive loss				(91,786)			(91,786)
Adjustment for noncontrolling interest in operating partnership		(117,447)					(117,447)
Adjust noncontrolling interest in OP Units		1,872,037					1,872,037

Balance, December 31, 2008	$2,704	$3,454,903	$(1,488,586)	$(56,128)	$(76,752)	$24,266	$1,860,407

Net (loss) income			(1,284,689)			1,822	(1,282,867)
Distributions declared ($0.19 per share)			(59,352)				(59,352)
Distributions to noncontrolling interests in consolidated Real Estate Affiliates						(1,712)	(1,712)
Conversion of operating partnership units to common stock (43,408,053 common shares)	434	324,055					324,489
Issuance of common stock (69,309 common shares)	1	42					43
Restricted stock grant, net of forfeitures and compensation expense (372 common shares)	(1)	2,669					2,668
Other comprehensive income				55,879			55,879
Adjustment for noncontrolling interest in operating partnership		13,200					13,200
Adjust noncontrolling interest in OP Units		(65,416)					(65,416)

Balance, December 31, 2009	$3,138	$3,729,453	$(2,832,627)	$(249)	$(76,752)	$24,376	$847,339

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Cash Flows from Operating Activities:
Net (loss) income	$(1,304,827)	$18,672	$347,597
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Equity in income of Unconsolidated Real Estate Affiliates	(49,146)	(80,594)	(158,401)
Provisions for impairment from Unconsolidated Real Estate Affiliates	44,511	—	—
Provision for doubtful accounts	30,331	17,873	5,426
Distributions received from Unconsolidated Real Estate Affiliates	37,403	68,240	124,481
Depreciation	707,183	712,522	635,873
Amortization	47,978	47,408	34,581
Amortization of deferred finance costs and debt market rate adjustments	34,621	28,410	(11,073)
Amortization of intangibles other than in-place leases	833	(5,691)	(20,945)
Straight-line rent amortization	(26,582)	(27,827)	(24,334)
Deferred income taxes including tax restructuring benefit	833	(4,144)	(368,136)
Non-cash interest expense on Exchangeable Senior Notes	27,388	25,777	17,369
Non-cash interest expense resulting from termination of interest rate swaps	(9,635)	—	—
Loss (gain) on dispositions	966	(55,044)	—
Provisions for impairment	1,223,810	116,611	130,533
Participation expense pursuant to Contingent Stock Agreement	(4,947)	2,849	31,884
Land/residential development and acquisitions expenditures	(78,240)	(166,141)	(243,323)
Cost of land sales	22,019	24,516	48,794
Reorganization items—finance costs related to emerged entities	69,802	—	—
Non-cash reorganization items	(266,916)	—	—
Glendale Matter deposit	67,054	(67,054)	—
Net changes:
Accounts and notes receivable	(22,601)	12,702	(21,868)
Prepaid expenses and other assets	(11,123)	26,845	53,819
Deferred expenses	(34,064)	(62,945)	(37,878)
Accounts payable and accrued expenses	355,025	(94,188)	135,980
Other, net	9,590	17,644	27,037

Net cash provided by operating activities	871,266	556,441	707,416

Cash Flows from Investing Activities:
Acquisition/development of real estate and property additions/improvements	(252,844)	(1,187,551)	(1,495,334)
Proceeds from sales of investment properties	6,416	72,958	3,252
Increase in investments in Unconsolidated Real Estate Affiliates	(154,327)	(227,821)	(441,438)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	74,330	110,533	303,265
Loans (to) from Unconsolidated Real Estate Affiliates, net	(9,666)	15,028	(161,892)
Decrease (increase) in restricted cash	6,260	(12,419)	(11,590)
Other, net	(4,723)	20,282	22,805

Net cash used in investing activities	(334,554)	(1,208,990)	(1,780,932)

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Cash Flows from Financing Activities:
Proceeds from issuance of mortgages, notes and loans payable	—	3,732,716	4,456,863
Proceeds from issuance of the DIP Facility	400,000	—	—
Principal payments on mortgages, notes and loans payable	(379,559)	(3,314,039)	(2,692,907)
Deferred financing costs	(2,614)	(63,236)	(28,422)
Finance costs related to emerged entities	(69,802)	—	—
Cash distributions paid to common stockholders	—	(389,528)	(450,854)
Cash distributions paid to holders of Common Units	(1,327)	(78,255)	(96,978)
Cash distributions paid to holders of perpetual and convertible preferred units	—	(8,812)	(13,873)
Proceeds from issuance of common stock, including from common stock plans	43	829,291	60,625
Redemption of preferred minority interests	—	—	(60,000)
Purchase of treasury stock	—	—	(95,648)
Other, net	1,950	13,871	(2,895)

Net cash (used in) provided by financing activities	(51,309)	722,008	1,075,911

Net change in cash and cash equivalents	485,403	69,459	2,395
Cash and cash equivalents at beginning of period	168,993	99,534	97,139

Cash and cash equivalents at end of period	$654,396	$168,993	$99,534

Supplemental Disclosure of Cash Flow Information:
Interest paid	$1,061,512	$1,342,659	$1,272,823
Interest capitalized	53,641	66,244	86,606
Income taxes paid	19,826	43,835	96,133
Reorganization items paid	120,726	—	—
Non-Cash Transactions:
Common stock issued in exchange for Operating Partnership Units	$324,489	$9,147	$7,695
Common stock issued pursuant to Contingent Stock Agreement	—	15,533	36,671
Common stock issued in exchange for convertible preferred units	—	250	488
Change in accrued capital expenditures included in accounts payable and accrued expenses	(86,367)	67,339	24,914
Change in deferred contingent property acquisition liabilities	(174,229)	178,815	—
Deferred financing costs payable in conjunction with the DIP Facility	19,000	—	—
Debt market rate adjustment related to emerged entities	342,165	—	—
Recognition of note payable in conjunction with land held for development and sale	6,520	—	—
Assumption of debt by purchaser in conjunction with sale of office buildings	—	84,000	—
Acquisition of joint venture partner share of GGP/Homart, Inc.:
Total assets	—	—	3,331,032
Total liabilities	—	—	2,381,942

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 ORGANIZATION

General

        General Growth Properties, Inc. ("GGP"), a Delaware corporation, is a self-administered and self-managed real estate investment trust, referred to as a "REIT" which, as described in "Debtors in Possession" below, filed for bankruptcy protection under Chapter 11 of Title 11 of the United States Code ("Chapter 11") in the Southern District of New York (the "Bankruptcy Court") on April 16, 2009 (the "Petition Date"). GGP was organized in 1986 and through its subsidiaries and affiliates operates, manages, develops and acquires retail and other rental properties, primarily shopping centers, which are located primarily throughout the United States. GGP also holds assets through its international Unconsolidated Real Estate Affiliates (defined below) in Brazil, Turkey and Costa Rica (Note 5). Additionally, GGP develops and sells land for residential, commercial and other uses primarily in large-scale, long-term master planned community projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas, as well as one residential condominium project located in Natick (Boston), Massachusetts. In these notes, the terms "we," "us" and "our" refer to GGP and its subsidiaries (the "Company").

        Substantially all of our business is conducted through GGP Limited Partnership (the "Operating Partnership" or "GGPLP"). As of December 31, 2009, common equity ownership (without giving effect to the potential conversion of the Preferred Units as defined below) of the Operating Partnership was as follows:

98%	GGP, as sole general partner
1	Limited partners that indirectly include family members of the original stockholders of the Company. Represented by common units of limited partnership interest (the "Common Units")
1	Limited partners that include subsequent contributors of properties to the Operating Partnership which are also represented by Common Units.

100%

        The Operating Partnership also has preferred units of limited partnership interest (the "Preferred Units") outstanding. The terms of the Preferred Units provide that the Preferred Units are convertible into Common Units which then are redeemable for cash or, at our option, shares of GGP common stock on a one-for-one basis (Note 11).

        In addition to holding ownership interests in various joint ventures, the Operating Partnership generally conducts its operations through the following subsidiaries:

  •
  GGPLP L.L.C., a Delaware limited liability company (the "LLC"), has ownership interests in the majority of our Consolidated Properties (as defined below) (other than those acquired in The Rouse Company merger in November 2004 (the "TRC Merger").

  •
  The Rouse Company LP ("TRCLP"), successor to The Rouse Company ("TRC"), which includes both REIT and taxable REIT subsidiaries ("TRSs"), has ownership interests in Consolidated Properties and Unconsolidated Properties (each as defined below).

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 ORGANIZATION (Continued)

  •
  General Growth Management, Inc., a TRS which manages, leases, and performs various services for some of our Unconsolidated Real Estate Affiliates (defined below) and 19 properties owned by unaffiliated third parties, all located in the United States and also performs marketing and strategic partnership services at all of our Consolidated Properties ("GGMI").

        In this report, we refer to our ownership interests in properties in which we own a majority or controlling interest and, as a result, are consolidated under generally accepted accounting principles ("GAAP") as the "Consolidated Properties." Some properties are held through joint venture entities in which we own a non-controlling interest ("Unconsolidated Real Estate Affiliates") and we refer to those properties as the "Unconsolidated Properties." Collectively, we refer to the Consolidated Properties and Unconsolidated Properties as our "Company Portfolio."

Debtors in Possession

        In the fourth quarter of 2008 we suspended our cash dividend and halted or slowed nearly all development and redevelopment projects other than those that were substantially complete, could not be deferred as a result of contractual commitments, and joint venture projects. As we had significant past due, or imminently due, and cross-collateralized or cross-defaulted debt on the Petition Date, the Company, the Operating Partnership and certain of the Company's domestic subsidiaries filed voluntary petitions for relief under Chapter 11. On April 22, 2009, certain additional domestic subsidiaries (collectively with the subsidiaries filing on the Petition Date, the Company and the Operating Partnership, the "Debtors") of the Company also filed voluntary petitions for relief in the Bankruptcy Court (collectively, the "Chapter 11 Cases") which the Bankruptcy Court has ruled may be jointly administered. However, neither GGMI, certain of our wholly-owned subsidiaries, nor any of our joint ventures, (collectively, the "Non-Debtors") either consolidated or unconsolidated, have sought such protection.

        In the aggregate, the Debtors, all of which are consolidated in the accompanying consolidated financial statements, own and operate 166 of the more than 200 regional shopping centers that we own and manage. The Non-Debtors are continuing their operations and are not subject to the requirements of Chapter 11. Pursuant to Chapter 11, a debtor is afforded certain protection against its creditors and creditors are prohibited from taking certain actions (such as pursuing collection efforts or proceeding to foreclose on secured obligations) related to debts that were owed prior to the commencement of the Chapter 11 Cases. Accordingly, although the commencement of the Chapter 11 Cases triggered defaults on substantially all debt obligations of the Debtors, creditors are stayed from taking any action as a result of such defaults. Absent an order of the Bankruptcy Court, these pre-petition liabilities are subject to settlement under a plan of reorganization.

        Since the Petition Date, the Bankruptcy Court has granted a variety of Debtors motions that allow the Company to continue to operate its business in the ordinary course without interruption; and covering, among other things, employee obligations, critical service providers, tax matters, insurance matters, tenant and contractor obligations, claim settlements, ordinary course property sales, cash management, cash collateral, alternative dispute resolution, settlement of pre-petition mechanics liens and department store transactions. The Bankruptcy Court has also approved the Debtors' request to enter into a post-petition financing arrangement (the "DIP Facility"), as further discussed in Note 6.

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 ORGANIZATION (Continued)

        During December 2009, January and February 2010, 231 Debtors (the "Track 1 Debtors") owning 119 properties with $12.33 billion of secured mortgage loans filed consensual plans of reorganization (the "Track 1 Plans"). As of December 31, 2009, 113 Debtors owning 50 properties with $4.65 billion secured debt emerged from bankruptcy (the "Track 1A Debtors"). Effectiveness of the plans of reorganization and emergence from bankruptcy of the remaining Track 1 Debtors (the "Track 1B Debtors") continued through February 2010 and is expected to be completed in the first quarter of 2010. In such regard, through March 1, 2010, an additional 92 Debtors owning 57 properties with $5.98 billion of secured mortgage debt emerged from bankruptcy. The Chapter 11 Cases for the remaining Debtors (generally, GGP, GGPLP and other holding company or investment subsidiaries (the "TopCo Debtors") which own certain individual or groups of properties but also certain operating property Debtors, (collectively, the "2010 Track Debtors")) will continue until their respective plans of reorganization are filed with the Bankruptcy Court, approved by the applicable classes of creditors and confirmed by the Bankruptcy Court.

        GGP is continuing to pursue consensual restructurings for 31 Debtors (the "Remaining Secured Debtors") with secured loans aggregating $2.50 billion.

        On December 18, 2009, the Bankruptcy Court approved the payment of a $0.19 per share dividend to holders of record of GGP common stock on December 28, 2009 as declared by the GGP Board of Directors to allow GGP to satisfy the REIT dividend distribution requirements (Note 7) for 2009. The dividend was paid on January 28, 2010 in a combination of approximately $5.9 million in cash and approximately 4.9 million shares of common stock (with a valuation of $10.8455 calculated based on the volume weighted average trading prices of GGP's common stock on January 20, 21 and 22, 2010).

        As described above, we have received legal protection from our creditors pursuant to the Chapter 11 Cases. This protection is limited in duration and the 2010 Track Debtors are currently negotiating the terms of a reorganization plan with our lenders and other stakeholders which is expected to require significant additional equity capital. The Track 1 Plans are a key component of the plan of reorganization currently being developed. We have filed a motion to extend the exclusivity period for us to file a plan until August 26, 2010 and to solicit acceptances of such plan to October 26, 2010. Our motion is currently scheduled to be heard by the Bankruptcy Court on March 3, 2010. Pending entry on order on our motion, the Bankruptcy Court has entered a bridge order extending the exclusivity period until the date that is 7 days following the date on which an order on our extension motion is entered. If an order is entered by the Bankruptcy Court granting our extension motion, it will supersede the bridge order. If the Bankruptcy Court denies our extension motion, the Company will have 7 days following the entry of an order related to the March 3 hearing before exclusivity expires. If we do not file a plan of reorganization for the 2010 Track Debtors prior to the lapse of the exclusivity period, any party in interest would be able to file a plan of reorganization for any of the 2010 Track Debtors.

        Our potential inability to negotiate and obtain confirmation of a mutually agreeable plan of reorganization for the 2010 Track Debtors and to address our remaining future debt maturities raise substantial doubts as to our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 1 ORGANIZATION (Continued)

Chapter 11 Cases, such realization of assets and satisfaction of liabilities are subject to a significant number of uncertainties. Our consolidated financial statements do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should we be unable to continue as a going concern.

Shareholder Rights Plan

        We have a shareholder rights plan (with an expiration date, as amended, of the plan on November 18, 2010) which will impact a potential acquirer unless the acquirer negotiates with our Board of Directors and the Board of Directors approves the transaction. Pursuant to this plan, as amended, one preferred share purchase right (a "Right") is attached to each currently outstanding or subsequently issued share of our common stock. Prior to becoming exercisable, the Rights trade together with our common stock. In general, the Rights will become exercisable if a person or group acquires or announces a tender or exchange offer for 15% or more of our common stock. Each Right entitles the holder to purchase from GGP one-third of one-thousandth of a share of Series A Junior Participating Preferred Stock, par value $100 per share (the "Preferred Stock"), at an exercise price of $105 per one one-thousandth of a share, subject to adjustment. If a person or group acquires 15% or more of our common stock, each Right will entitle the holder (other than the acquirer) to purchase shares of our common stock (or, in certain circumstances, cash or other securities) having a market value of twice the exercise price of a Right at such time. Under certain circumstances, each Right will entitle the holder (other than the acquirer) to purchase the common stock held by the acquirer having a market value of twice the exercise price of a Right at such time. In addition, under certain circumstances, our Board of Directors may exchange each Right (other than those held by the acquirer) for one share of our common stock, subject to adjustment. If the Rights become exercisable, holders of common units of partnership interest in the Operating Partnership, other than GGP, will receive the number of Rights they would have received if their units had been redeemed and the purchase price paid in our common stock.

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of GGP, our subsidiaries and joint ventures in which we have a controlling interest. For consolidated joint ventures, the noncontrolling partner's share of the assets, liabilities and operations of the joint ventures (generally computed as the joint venture partner's ownership percentage) is included in noncontrolling interests in Consolidated Real Estate Affiliates as permanent equity of the Company. All significant intercompany balances and transactions have been eliminated.

Reclassifications and Adoption of New Accounting Pronouncements

        Certain amounts in the 2008 and 2007 consolidated financial statements have been reclassified to conform to the current period presentation. In addition, as of January 1, 2009 we adopted the following two accounting pronouncements that required retrospective application, in which all periods presented reflect the necessary changes.

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        As of January 1, 2009, we retrospectively adopted a new generally accepted accounting principle related to convertible debt instruments that may be settled in cash upon conversion, which required us to separately account for the liability and equity components of our Exchangeable Senior Notes (the "Exchangeable Notes") in a manner that reflects the nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. The impact of the required retrospective application of this pronouncement on our consolidated financial statements is that the Exchangeable Notes have been reflected as originally being issued at a discount, with such discount being reflected through April, 2012 as a non-cash increase in interest expense. Below is a summary of the effects of the retrospective application of this pronouncement on the consolidated financial statements and the Exchangeable Notes.

	December 31, 2009	December 31, 2008
	(In thousands)
Balance Sheet:
Principal amount of liability	$1,550,000	$1,550,000
Unamortized discount	(69,348)	(96,736)

Carrying amount of liability component	$1,480,652	$1,453,264

Carrying amount of equity component	$139,882	$139,882

	December 31,
	2009	2008	2007
	(Dollars in thousands)
Income Statement:
Coupon interest	$61,690	$61,690	$41,127
Discount amortization	27,388	25,777	17,369

Total interest	$89,078	$87,467	$58,496

Effective interest rate	5.62%	5.62%	5.62%

	As Previously Reported December 31, 2008	Impact of Retrospective Application	Current Presentation December 31, 2008
	(In thousands)
Balance Sheet
Mortgages, notes and loans payable	$24,853,313	$(96,736)	$24,756,577

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	As Previously Reported December 31, 2008		Impact of Retrospective Application	Current Presentation December 31, 2008
	(Dollars in thousands)
Income Statement
Interest expense	$(1,299,496)		$(25,777)	$(1,325,273)
Allocation to noncontrolling interests	(18,189)	*	4,236	(13,953)
Net income attributable to common stockholders	26,260		(21,541)	4,719
Basic and Diluted Earnings Per Share	$0.10		$(0.08)	$0.02

*
Includes the effect of adoption of new generally accepted accounting principles related to noncontrolling interests in consolidated financial statements on the presentation of noncontrolling interests. See below for further detail.

	As Previously Reported December 31, 2007	Impact of Retrospective Application	Current Presentation December 31, 2007
	(Dollars in thousands)
Income Statement
Interest expense	$(1,174,097)	$(17,369)	$(1,191,466)
Allocation to noncontrolling interests	(77,012)	3,057	(73,955)
Net income attributable to common stockholders	287,954	(14,312)	273,642
Basic and Diluted Earnings Per Share	$1.18	$(0.06)	$1.12

        As of January 1, 2009, we retrospectively adopted a new generally accepted accounting principle related to noncontrolling interests in consolidated financial statements, which changed the reporting for minority interests in our consolidated joint ventures by re-characterizing them as noncontrolling interests and re-classifying certain of such minority interests as a component of permanent equity in our Consolidated Balance Sheets. The minority interests related to our common and preferred Operating Partnership units have been re-characterized as redeemable noncontrolling interests and will remain as temporary equity at a mezzanine level in our Consolidated Balance Sheets presented at the greater of the carrying amount adjusted for the noncontrolling interest's share of the allocation of income or loss (and its share of other comprehensive income or loss) and dividends or the Fair Value (as defined below) as of each measurement date subsequent to the measurement date. Fair Value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date ("Fair Value"). The excess of the Fair Value over the carrying amount from period to period is charged to Additional paid-in capital in our Consolidated Balance Sheets. This also changed the presentation of the income allocated to minority interests by re-characterizing it as allocations to noncontrolling interests and re-classifying such income as an adjustment to net income to arrive at net income attributable to common stockholders.

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        As of June 30, 2009, we adopted a new generally accepted accounting principle related to subsequent events which provides guidance on our assessment of subsequent events. The new standard clarifies that we must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued. We performed our assessment of subsequent events and all material events or transactions since December 31, 2009 have been integrated into our disclosures in the accompanying consolidated financial statements.

Accounting for Reorganization

        The accompanying consolidated financial statements and the combined condensed financial statements of the Debtors presented below have been prepared in accordance with the generally accepted accounting principles related to financial reporting by entities in reorganization under the Bankruptcy Code, and on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Such accounting guidance also provides that if a debtor, or group of debtors, has significant combined assets and liabilities of entities which have not sought Chapter 11 bankruptcy protection, the debtors and non-debtors should continue to be combined. However, separate disclosure of financial statement information solely relating to the debtor entities should be presented. Therefore, the combined condensed financial statements presented below solely reflect the results for the Track 1B Debtors and the 2010 Track Debtors.

Combined Condensed Balance Sheet

December 31, 2009
(In thousands)
Net investment in real estate	$17,601,372
Cash and cash equivalents	592,448
Accounts and notes receivable, net	230,138
Other	860,206

Total Assets	$19,284,164

Liabilities not subject to compromise:
Mortgages, notes and loans payable	$400,000
Deferred tax liabilities	910,847
Investment in and loans to/from Unconsolidated Real Estate Affiliates	33,005
Accounts payable and accrued expenses	766,121
Liabilities subject to compromise	17,767,253
Total redeemable non-controlling interest	206,833
Equity	(799,895)

Total Liabilities and Equity	$19,284,164

        As described above, since the Track 1B Debtors and the 2010 Track Debtors commenced their respective Chapter 11 Cases on two different dates in April 2009, combined condensed statements of operations and the combined condensed statement of cash flows is presented from May 1, 2009 to December 31, 2009.

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Combined Condensed Statement of Operations

May 1, 2009 to December 31, 2009
(In thousands)
Operating Revenues	$1,140,063
Operating Expenses	(1,591,501)

Operating Income	(451,438)
Interest expense, net	(611,061)
Provision for income taxes	(4,302)
Equity in income of Real Estate Affiliates	52,832
Reorganization items	(189,390)

Net loss	(1,203,359)
Allocation to noncontrolling interests	11,028

Net loss attributable to common stockholders	$(1,192,331)

Combined Condensed Statement of Cash Flows

May 1, 2009 to December 31, 2009
(In thousands)
Net cash provided by:
Operating activities	$623,808
Investing activities	(278,362)
Financing activities	188,225

Net increase in cash and cash equivalents	533,671
Cash and cash equivalents, beginning of period	58,777

Cash and cash equivalents, end of period	$592,448

Cash paid for reorganization items	$(41,020)

Pre-Petition Date claims and Classification of Liabilities Subject to Compromise

        During September 2009, the Debtors filed with the Bankruptcy Court their schedules of the assets and liabilities existing on the Petition Date. In addition, November 12, 2009 was established by the Bankruptcy Court as the general bar date (the date by which most entities that wished to assert a pre-petition claim against a Debtor had to file a proof of claim in writing). The Debtors have made subsequent amendments to those schedules and, as the bar date has passed, are now in the process of evaluating, reconciling and resolving all claims that were timely submitted. The substantial majority of the claims submitted were erroneous, duplicative or protective and the Debtors have filed, and will continue to file, claim objections with the Bankruptcy Court. Claim objections, that is, differences between liability amounts estimated by the Debtors and claims submitted by creditors that cannot be resolved, will be submitted to the Bankruptcy Court which will make a final determination of the allowable claim. The Track 1 Plans provide that all allowed claims, that is, undisputed or Bankruptcy

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Court affirmed claims of creditors against the Track 1 Debtors, are to be paid in full. Our aggregate liabilities (consisting of Liabilities Subject to Compromise ("LSTC") and not subject to compromise as further described below) include provisions for claims against both the Track 1 Debtors and the 2010 Track Debtors that were timely submitted to the Bankruptcy Court and have been recorded, as appropriate, based upon the GAAP guidance for the recognition of contingent liabilities and on our evaluations of such claims. Accordingly, although submitted proofs of claims against all Debtors exceed the amounts recorded for such claims, we currently believe that the aggregate amount of claims recorded by the Debtors will not vary materially from the amount of claims that will ultimately be allowed or resolved by the Bankruptcy Court.

        Liabilities not subject to compromise include: (1) liabilities held by Non-Debtor and Track 1A Debtor entities; (2) liabilities incurred after the Petition Date; (3) pre-petition liabilities that the Track 1B Debtors and the 2010 Track Debtors expect to pay in full, even though certain of these amounts may not be paid until after the applicable Debtor's plan of reorganization is effective; and (4) liabilities related to pre-petition contracts that affirmatively have not been rejected. Unsecured liabilities not subject to compromise as of December 31, 2009 with respect to the Track 1A Debtors are reflected at the current estimate of the probable amounts to be paid. However, the amounts of such unsecured liabilities related to the associated liabilities not subject to compromise resolved or allowed by the Bankruptcy Court (and therefore paid at 100% pursuant to the Track 1 Plans) has not yet been determined. In such regard, during February 2010, payments commenced on the Track 1 Debtor claims, a process expected to continue for several months as the amounts to be allowed are confirmed by the Bankruptcy Court. With respect to secured liabilities, GAAP bankruptcy guidance provides that Track 1A Debtor mortgage loans should be recorded at their estimated Fair Value upon emergence. A discount of approximately $342.2 million was recorded on such $4.65 billion of secured debt, with the resulting gain classified as a reorganization item. This discount will be accreted on an effective yield basis into interest expense in future periods as a non-cash item until maturity of the related debt obligation. In certain cases, either due to loan modifications which provide, with respect to the Special Consideration Properties (as defined in Note 6), the right to satisfy our obligations to the applicable mortgage lender by assigning title to the property to such lender or due to the non-recourse nature of the loans, the estimated Fair Value of the debt was set to the estimated Fair Value of the property. Similar gains will be recorded in the first quarter of 2010 with respect to the $7.69 billion of mortgage loans related to the Track 1B Debtors that have emerged or will emerge from bankruptcy in 2010.

        All liabilities incurred prior to the Petition Date other than those specified immediately above are considered LSTC. The amounts of the various categories of liabilities that are subject to compromise are set forth below. As described above, these amounts represent the Company's estimates of known or potential pre-petition claims that are likely to be resolved in connection with the Chapter 11 Cases. Such claims remain subject to future adjustments which may result from 2010 Track Debtor/creditor negotiations, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of any collateral securing claims, amended proofs of claim, or other events. There can be no assurance that the liabilities represented by claims against a particular 2010 Track Debtor will not be found to exceed the Fair Value of its respective assets. This could result in claims being paid at less than 100% of their face value and the equity of the applicable 2010 Track

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Debtor being diluted or eliminated entirely. The amounts subject to compromise consisted of the following items:

December 31, 2009
(In thousands)
Mortgages and secured notes	$11,148,467
Unsecured notes	6,006,778
Accounts payable and accrued liabilities	612,008

Total liabilities subject to compromise	$17,767,253

        The classification of liabilities as LSTC or as liabilities not subject to compromise is based on currently available information and analysis. As the Chapter 11 Cases proceed and additional information is received and analysis is completed, or as the Bankruptcy Court rules on relevant matters, the classification of amounts between LSTC and liabilities not subject to compromise may change. The amount of any such changes could be material.

Reorganization Items

        Reorganization items under the Chapter 11 Cases are expense or income items that were incurred or realized by the Debtors as a result of the Chapter 11 Cases and are presented separately in the Consolidated Statements of Income and Comprehensive Income and in the condensed combined statements of operations of the Debtors presented above. These items include professional fees and similar types of expenses and gains directly related to the Chapter 11 Cases, resulting from activities of the reorganization process, and interest earned on cash accumulated by the Debtors as a result of the Chapter 11 Cases. Unless property-specific or expressly allocated, reorganization items have been considered to be exclusively TopCo Debtor items.

        With respect to certain retained professionals, the terms of engagement and the timing of payment for services rendered are subject to approval by the Bankruptcy Court. In addition, certain of these retained professionals have agreements that provide for success or completion fees that are payable upon the consummation of specified restructuring or sale transactions. A portion of these success or completion fees, currently estimated at approximately $28.4 million in the aggregate, have been deemed probable of being paid and therefore we accrued $7.2 million related to the period from the date the retention of those professionals was approved by the Bankruptcy Court to our estimated date of successful emergence from bankruptcy.

        In addition, the key employee incentive program (the "KEIP") was subject to approval by the Bankruptcy Court. The KEIP is intended to retain certain key employees and provides for payment to these employees upon successful emergence from bankruptcy. A portion of the KEIP, currently estimated at approximately $131 million in the aggregate, has been deemed probable of being paid and therefore, as of December 31, 2009, we have accrued $27.5 million related to the period from the date approved by the Bankruptcy Court to our estimated date of successful emergence from bankruptcy. Although the amount of the KEIP payment is technically uncapped, we estimate the cost to be in the range from zero to approximately $160 million.

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Reorganization items are as follows:

Reorganization Items	Post-Petition Period Ended December 31, 2009
(In thousands)
Gains on liabilities subject to compromise(1)	$(350,692)
Interest income(2)	(34)
U.S. Trustee fees(3)	3,993
Restructuring costs(4)	200,543

Total reorganization items	$(146,190)

(1)
This amount primarily relates to a $342.2 million gain that resulted from the required Fair Value of debt adjustment for the entities that emerged from bankruptcy in December 2009. This amount also includes repudiation, rejection or termination of contracts or guarantee of obligations. In addition, such gains reflect agreements reached with certain critical vendors (as defined), which were authorized by the Bankruptcy Court and for which payments on an installment basis began in July 2009.

(2)
Interest income primarily reflects amounts earned on cash accumulated as a result of our Chapter 11 cases.

(3)
Estimate of fees due remain subject to confirmation and review by the Office of the United States Trustee ("U.S. Trustee").

(4)
Restructuring costs primarily includes professional fees incured related to the bankruptcy filings; finance costs incurred by and the write off of unamortized deferred finance costs related to the the properties that emerged from bankruptcy in December.

Properties

        Real estate assets are stated at cost less any provisions for impairments. Construction and improvement costs incurred in connection with the development of new properties or the redevelopment of existing properties are capitalized to the extent the total carrying amount of the property does not exceed the estimated Fair Value of the completed property. Real estate taxes and interest costs incurred during construction periods are capitalized. Capitalized interest costs are based on qualified expenditures and interest rates in place during the construction period. Capitalized real estate taxes and interest costs are amortized over lives which are consistent with the constructed assets.

        Pre-development costs, which generally include legal and professional fees and other directly-related third-party costs, are capitalized as part of the property being developed. In the event a development is no longer deemed to be probable, the costs previously capitalized are expensed (see also our impairment policies in this Note 2 below).

        Tenant improvements, either paid directly or in the form of construction allowances paid to tenants, are capitalized and depreciated over the applicable lease term. Maintenance and repairs are

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

charged to expense when incurred. Expenditures for significant betterments and improvements are capitalized.

        Depreciation or amortization expense is computed using the straight-line method based upon the following estimated useful lives:

Years
Buildings and improvements	40 - 45
Equipment, tenant improvements and fixtures	5 - 10

Impairment

Operating properties, land held for development and sale and developments in progress

        The generally accepted accounting principles related to accounting for the impairment or disposal of long-lived assets require that if impairment indicators exist and the undiscounted cash flows expected to be generated by an asset are less than its carrying amount, an impairment provision should be recorded to write down the carrying amount of such asset to its Fair Value. We review our consolidated and unconsolidated real estate assets, including operating properties, land held for development and sale and developments in progress, for potential impairment indicators whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

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

        If an indicator of potential impairment exists, the asset is tested for recoverability by comparing its carrying amount to the estimated future undiscounted cash flow. The cash flow estimates used both for determining recoverability and estimating Fair Value are inherently judgmental and reflect current and projected trends in rental, occupancy and capitalization rates, and estimated holding periods for the applicable assets. Although the estimated value of certain assets may be exceeded by the carrying amount, a real estate asset is only considered to be impaired when its carrying amount cannot be recovered through estimated future undiscounted cash flows. To the extent an impairment provision is necessary; the excess of the carrying amount of the asset over its estimated Fair Value is expensed to operations. In addition, the impairment provision is allocated proportionately to adjust the carrying amount of the asset. The adjusted carrying amount, which represents the new cost basis of the asset, is depreciated over the remaining useful life of the asset.

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        In 2009, the holding periods for the Special Consideration Properties were reduced to either reflect our probable transfer of such properties to the lender in satisfaction of the secured debt obligation or a change in the estimated holding period with respect to such property in conjunction with the development of our overall plan of reorganization. We recorded impairment charges related to our operating properties, land held for development and sale, and properties under development of $1.08 billion, $83.8 million and $130.5 million for the years ended December 31, 2009, 2008 and 2007, as presented in the table below. All of these impairment charges are included in provisions for impairment in our consolidated financial statements for the years ended December 31, 2009, 2008 and 2007.

Investment in Unconsolidated Real Estate Affiliates

        In accordance with the generally accepted accounting principles related to the equity method of accounting for investments, a series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the Unconsolidated Real Estate Affiliates has occurred which is other-than-temporary. The investment in each of the Unconsolidated Real Estate Affiliates is evaluated periodically and as deemed necessary for recoverability and valuation declines that are other than temporary. Accordingly, in addition to the property-specific impairment analysis that we perform on the investment properties, land held for development and sale and developments in progress owned by such joint ventures (as part of our investment property impairment process described above), we also considered the ownership and distribution preferences and limitations and rights to sell and repurchase our ownership interests. We recorded impairment charges related to our investments in Circle T Power Center and The Shops at Circle T Ranch joint venture of $10.6 million for the year ended December 31, 2009 to write these investments down to their estimated Fair Value. Based on such evaluations, no provisions for impairment were recorded for the years ended December 31, 2008 and 2007 related to our investments in Unconsolidated Real Estate Affiliates. See Note 5 for further disclosure of the provisions for impairment related to certain properties within our Unconsolidated Real Estate Affiliates.

Goodwill

        The excess of the cost of an acquired entity over the net of the amounts assigned to assets acquired (including identified intangible assets) and liabilities assumed was recorded as goodwill. Goodwill has been recognized and allocated to specific properties in our Retail and Other Segment since each individual rental property or each operating property is an operating segment and considered a reporting unit. The generally accepted accounting principles related to goodwill and other intangible assets states that goodwill should be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. As of the end of each quarter in 2009, we performed impairment tests on goodwill as changes in current market and economic conditions during each of the quarters in 2009 indicated an impairment of the asset might have occurred. We perform this test by first comparing the estimated Fair Value of each property with our book value of the property, including, if applicable, its allocated portion of aggregate goodwill. We assess Fair Value based on estimated future cash flow projections that utilize discount and capitalization rates which are generally unobservable in the market place (Level 3 inputs) under these principles, but approximate the inputs we believe would be utilized by market participants in assessing fair value.

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Estimates of future cash flows are based on a number of factors including the historical operating results, known trends, and market/economic conditions. If the carrying amount of a property, including its goodwill, exceeds its estimated Fair Value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. In this second step, if the implied Fair Value of goodwill is less than the carrying amount of goodwill, an impairment charge is recorded. Based on our testing methodology, we recorded provisions for impairment of goodwill for the years ended December 31, 2009 and 2008, as presented in the table below. No provisions for impairment of goodwill were recorded for the year ended December 31, 2007.

	2009	2008
	(In thousands)
Balance as of January 1
Goodwill*	$373,097	$385,683
Accumulated impairment losses	(32,806)	—

	340,291	385,683
Adjustments resulting from the subsequent recognition of deferred tax assets during the year*	—	(12,586)
Impairment losses during the year	(140,627)	(32,806)

Balance as of December 31
Goodwill	373,097	373,097
Accumulated impairment losses	(173,433)	(32,806)

	$199,664	$340,291

*
Resulting from GGP's merger with TRC in 2004.

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        Summary of all Impairment Provisions:

			Years Ended December 31,
		Method of Determining Fair Value
Impaired Asset	Location		2009	2008	2007
			(In thousands)
Retail and other:
Operating properties:
Bay City Mall	Bay City, MI	Discounted cash flow analysis(4)	$830	$—	$—
Cache Valley Mall	Logan, UT	Discounted cash flow analysis(5)	3,169	—	—
Cache Valley Marketplace	Logan, UT	Discounted cash flow analysis(5)	938	—	—
Century Plaza	Birmingham, AL	Projected sales price analysis(1)	—	7,819	—
Chico Mall	Chico, CA	Discounted cash flow analysis(4)	4,127	—	—
Country Hills Plaza	Ogden, UT	Discounted cash flow analysis(4)	287	—	—
Eagle Ridge Mall	Lake Wales, FL	Discounted cash flow analysis(4)	22,301	—	—
Foothills Mall	Fort Collins, CO	Discounted cash flow analysis(5)	57,602	—	—
Lakeview Square	Battle Creek, MI	Discounted cash flow analysis(4)	2,764	—	—
Landmark Mall	Alexandria, VA	Discounted cash flow analysis	27,323	—	—
Moreno Valley Mall	Moreno Valley, CA	Discounted cash flow analysis(4)	2,873	—	—
Northgate Mall	Chattanooga, TN	Discounted cash flow analysis(4)	14,904	—	—
North Plains Mall	Clovis, NM	Discounted cash flow analysis(5)	2,496	—	—
Oviedo Marketplace	Oviedo, FL	Discounted cash flow analysis(4)	3,438	—	—
Owings Mills Mall	Owings Mills, MD	Discounted cash flow analysis	51,604	—	—
Owings Mills-Two Corporate Center	Owings Mills, MD	Projected sales price analysis(1)	7,880	—	—
Plaza 9400	Sandy, UT	Projected sales price analysis(1)	5,409	—	—
Piedmont Mall	Danville, VA	Discounted cash flow analysis(4)	7,232	—	—
River Falls Mall	Clarksville, IN	Discounted cash flow analysis	82,893	—	—
The Shoppes At The Palazzo	Las Vegas, NV	Discounted cash flow analysis(5)	37,914	—	—
Silver Lake Mall	Coeur d' Alene, ID	Discounted cash flow analysis(5)	10,134	—	—
Spring Hill Mall	West Dundee, IL	Discounted cash flow analysis(5)	59,050	—	—
Southshore Mall	Aberdeen, WA	Projected sales price analysis(1)	—	3,951	—
The Village At Redlands	Redlands, CA	Projected sales price analysis(1)	5,537	—	—

Total operating properties			410,705	11,770	—

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

			Years Ended December 31,
		Method of Determining Fair Value
Impaired Asset	Location		2009	2008	2007
			(In thousands)
Development:
Allen Towne Mall	Allen, TX	Projected sales price analysis(1)	$29,063	$—	$—
The Bridges At Mint Hill	Charlotte, NC	Comparable property market analysis	16,636	—	—
Cottonwood Mall	Holladay, UT	Comparable property market analysis	50,768	—	—
Elk Grove Promenade	Elk Grove, CA	Comparable property market analysis	175,280	—	—
Kendall Town Center	Miami, FL	Projected sales price analysis(1)	35,518	—	—
Princeton Land East, LLC	Princeton, NJ	Comparable property market analysis	8,904	—	—
Princeton Land LLC	Princeton, NJ	Comparable property market analysis	13,356	—	—
Redlands Promenade	Redlands, CA	Projected sales price analysis(1)	6,747	—	—
The Shops At Summerlin Centre	Las Vegas, NV	Comparable property market analysis	176,141	—	—

Total development			512,413	—	—

Various pre-development costs		(2)	51,373	31,689	2,933
Goodwill		(3)	140,627	32,806	—

Total Retail and other			1,115,118	76,265	2,933

Master Planned Communities:
Columbia Master Planned Community	Columba, MD	Projected sales price analysis(1)	—	—	77,200
Fairwood Master Planned Community	Columbia, MD	Projected sales price analysis(1)	52,769	—	50,400
Nouvelle at Natick	Natick, MA	Discounted cash flow analysis	55,923	40,346	—

Total Master Planned Communities			108,692	40,346	127,600

Total Provisions for impairment			$1,223,810	$116,611	$130,533

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

(4)
These impairments were primarily driven by the management's intent to deed these properties to lenders in satisfaction of secured debt upon emergence from bankruptcy.

(5)
These impairments were primarily driven by the management's business plan that exclude these properties from a long term hold period.

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

General

        Certain of our properties had Fair Values less than their carrying amounts. However, based on the Company's plans with respect to those properties, we believe that the carrying amounts are recoverable and therefore, under applicable GAAP guidance, no additional impairments were taken. Nonetheless, due to the tight credit markets, the recent and continuing decline in our market capitalization, the uncertain economic environment, as well as other uncertainties, or if our plans regarding our assets change, additional impairment charges in the future could result. Therefore, we can provide no assurance that material impairment charges with respect to operating properties, Unconsolidated Real Estate Affiliates, construction in progress, property held for development and sale or goodwill will not occur in future periods. Accordingly, we will continue to monitor circumstances and events in future periods to determine whether additional impairments are warranted.

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

        As of January 1, 2009, we adopted a new generally accepted accounting principle related to business combinations, which will change how business acquisitions are accounted for and will impact the financial statements both on the acquisition date and in subsequent periods.

Investments in Unconsolidated Real Estate Affiliates

        We account for investments in joint ventures where we own a non-controlling joint interest using the equity method. Under the equity method, the cost of our investment is adjusted for our share of the equity in earnings of such Unconsolidated Real Estate Affiliates from the date of acquisition and reduced by distributions received. Generally, the operating agreements with respect to our Unconsolidated Real Estate Affiliates provide that assets, liabilities and funding obligations are shared in accordance with our ownership percentages. Therefore, we generally also share in the profit and losses, cash flows and other matters relating to our Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. Except for Retained Debt (as described in Note 5), differences between the carrying amount of our investment in the Unconsolidated Real Estate Affiliates and our share of the underlying equity of such Unconsolidated Real Estate Affiliates is amortized over lives ranging from five to forty five years. When cumulative distributions exceed our investment in the joint venture, the investment is reported as a liability in our consolidated financial statements. For those joint ventures where we own less than approximately a 5% interest and have virtually no influence on the joint venture's operating and financial policies, we account for our investments using the cost method.

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Deferred Expenses

        Deferred expenses consist principally of financing fees and leasing costs and commissions. Deferred financing fees are amortized to interest expense using the effective interest method (or other methods which approximate the effective interest method) over the terms of the respective financing agreements. Deferred leasing costs and commissions are amortized using the straight-line method over periods that approximate the related lease terms. Deferred expenses in our Consolidated Balance Sheets are shown at cost, net of accumulated amortization, and were $266.2 million as of December 31, 2009 and $256.8 million as of December 31, 2008.

Noncontrolling interests—Common (Note 12)

        Generally, the holders of the Common Units share equally with our common stockholders on a per share basis in any distributions by the Operating Partnership on the basis that one Common Unit is equivalent to one share of GGP common stock. However, the Operating Partnership agreement permits distributions solely to GGP if such distributions are required to allow GGP to comply with the REIT distribution requirements or to avoid the imposition of excise tax (Note 7). Under certain circumstances, the Common Units (other than Common Units held by the parties to the Rights Agreement dated July 27, 1993, as described below) can be redeemed at the option of the holders for cash or, at our election, shares of GGP common stock on a one-for-one basis. Upon receipt of a request for redemption by a holder of such Common Units, the Company, as general partner of the Operating Partnership, has the option to pay the redemption price for such Common Units with shares of common stock of the Company (subject to certain conditions), or in cash, on a one-for-one basis with a cash redemption price equivalent to the market price of one share of common stock of the Company at the time of redemption. Parties to the Rights Agreement dated July 27, 1993 (the "Rights Agreement") have the right to redeem the Common Units covered by such agreement for shares of GGP Common Stock on a one-for-one basis until they and certain affiliates own 25% of the outstanding shares of GGP Common Stock, at which point such parties have the right, subject to certain limitations, to require the Company to purchase any additional Common Units subject to the agreement. The Company may elect to pay for such Common Units in cash, or in shares of GGP Common Stock at the Company's election subject to certain limitations. All prior requests for redemption of Common Units have been fulfilled with shares of the Company's common stock. Notwithstanding this historical practice, the aggregate amount of cash that would have been paid to the

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

holders of the outstanding Common Units as of December 31, 2009 if such holders had requested redemption of the Common Units as of December 31, 2009, and all such Common Units were redeemed (or purchased in the case of the Rights Agreement) for cash, would have been $86.1 million. As a result of the Chapter 11 Cases, we currently cannot redeem Common Units for cash or shares of GGP common stock. In addition, the conditions necessary to issue GGP common stock upon redemption of Common Units are not currently satisfied. GAAP provides that the redeemable noncontrolling interests are to be presented in our Consolidated Balance Sheets at the greater of Fair Value (the conversion value of the units based on the stock price) or the carrying amount of the units. The applicable stock price was $11.56 and $1.29 per share at December 31, 2009 and December 31, 2008, respectively. Accordingly, the redeemable noncontrolling interests have been presented at Fair Value at December 31, 2009 and carrying amount at December 31, 2008.

Treasury Stock

        We account for repurchases of common stock using the cost method with common stock in treasury classified in the Consolidated Balance Sheets as a reduction of stockholders' equity. Treasury stock is reissued at average cost.

Revenue Recognition and Related Matters

        Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates and accretion related to above and below-market tenant leases on acquired properties. Termination income recognized for the years ended December 31, 2009, 2008 and 2007 was $23.3 million, $34.9 million and $26.0 million, respectively. Net accretion related to above and below-market tenant leases for the years ended December 31, 2009, 2008 and 2007 was $8.5 million, $15.6 million and $31.0 million, respectively.

        Straight-line rent receivables, which represent the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases, of $254.7 million as of December 31, 2009 and $228.1 million as of December 31, 2008 are included in Accounts and notes receivable, net in our consolidated financial statements.

        Percentage rent in lieu of fixed minimum rent received from tenants for the years ended December 31, 2009, 2008 and 2007 was $61.7 million, $50.3 million and $44.3 million, respectively, and is included in Minimum rents in our consolidated financial statements.

        We provide an allowance for doubtful accounts against the portion of accounts receivable, including straight-line rents, which is estimated to be uncollectible. Such allowances are reviewed periodically based upon our recovery experience. We also evaluate the probability of collecting future rent which is recognized currently under a straight-line methodology. This analysis considers the long-term nature of our leases, as a certain portion of the straight-line rent currently recognizable will not be billed to the tenant until future periods. Our experience relative to unbilled deferred rent receivable is that a certain portion of the amounts recorded as straight-line rental revenue are never collected from (or billed to) tenants due to early lease terminations. For that portion of the otherwise recognizable deferred rent that is not deemed to be probable of collection, no revenue is recognized. Accounts receivable in our Consolidated Balance Sheets are shown net of an allowance for doubtful

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

accounts of $69.2 million as of December 31, 2009, $59.8 million as of December 31, 2008 and $68.6 milion as of December 31, 2007. The following table summarizes the changes in allowance for doubtful accounts:

	2009	2008
	(In thousands)
Balance as of January 1	$59,784	$68,596
Provisions for doubtful accounts	30,331	17,873
Write-offs	(20,880)	(26,685)

Balance as of December 31	$69,235	$59,784

        Overage Rent ("Overage Rent") is paid by a tenant when its sales exceed an agreed upon minimum amount. Overage Rent is calculated by multiplying the sales in excess of the minimum amount by a percentage defined in the lease. Overage Rent is recognized on an accrual basis once tenant sales exceed contractual tenant lease thresholds. Recoveries from tenants are established in the leases or computed based upon a formula related to real estate taxes, insurance and other shopping center operating expenses and are generally recognized as revenues in the period the related costs are incurred.

        Management and other fees primarily represent management and leasing fees, construction fees, financing fees and fees for other ancillary services performed for the benefit of the Unconsolidated Real Estate Affiliates and for properties owned by third parties (Note 9).

        Revenues from land sales are recognized using the full accrual method provided that various criteria relating to the terms of the transactions and our subsequent involvement with the land sold are met. Revenues relating to transactions that do not meet the established criteria are deferred and recognized when the criteria are met or using the installment or cost recovery methods, as appropriate in the circumstances. Revenues and cost of sales are recognized on a percentage of completion basis for land sale transactions in which we are required to perform additional services and incur significant costs after title has passed.

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

        As of December 31, 2009, there have been 84 unit closings of sales at our 215 unit Nouvelle at Natick residential condominium project. As the threshold for profit recognition on such sales has not yet been achieved, the $36.4 million of sales proceeds received at December 31, 2009 has been deferred and has been reflected within accounts payable, accrued expenses and other liabilities (Note 11). When

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

such thresholds are achieved, the deferred revenue, and the related costs of units sold, will be reflected on the percentage of completion method within our master planned community segment.

Income Taxes (Note 7)

        Deferred income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the expected future tax consequences of events that have been included in the financial statements or tax returns and are recorded primarily by certain of our taxable REIT subsidiaries. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to reverse. An increase or decrease in the deferred tax liability that results from a change in circumstances, and which causes a change in our judgment about expected future tax consequences of events, is included in the current tax provision. Deferred income taxes also reflect the impact of operating loss and tax credit carryforwards. A valuation allowance is provided if we believe it is more likely than not that all or some portion of the deferred tax asset will not be realized. An increase or decrease in the valuation allowance that results from a change in circumstances, and which causes a change in our judgment about the realizability of the related deferred tax asset, is included in the current tax provision. It is possible that the Company could experience a change in control pursuant to Section 382 that could limit the benefit of deferred tax assets. In addition, we recognize and report interest and penalties, if necessary, related to uncertain tax positions within our provision for income tax expense.

        In many of our Master Planned Communities, gains with respect to sales of land for commercial use, condominiums or apartments are reported for tax purposes on the percentage of completion method. Under the percentage of completion method, gain is recognized for tax purposes as costs are incurred in satisfaction of contractual obligations. The method used for determining the percentage complete for income tax purposes is different than that used for financial statement purposes. In addition, gains with respect to sales of land for single family residences are reported for tax purposes under the completed contract method. Under the completed contract method, gain is recognized for tax purposes when 95% of the costs of our contractual obligations are incurred or the contractual obligation is transferred.

Earnings Per Share ("EPS")

        Basic earnings per share ("EPS") is computed by dividing net income available to common stockholders by the weighted-average number of common shares outstanding. Diluted EPS is computed after adjusting the numerator and denominator of the basic EPS computation for the effects of all potentially dilutive common shares. The dilutive effect of convertible securities is computed using the "if-converted" method and the dilutive effect of options, warrants and their equivalents (including fixed awards and nonvested stock issued under stock-based compensation plans) is computed using the "treasury stock" method.

        Diluted EPS excludes options where the exercise price was higher than the average market price of our common stock and options for which vesting requirements were not satisfied. Such options totaled 6,207,025 shares as of December 31, 2009, 4,966,829 shares as of December 31, 2008 and 3,754,458 shares as of December 31, 2007. Outstanding Common Units have also been excluded from the diluted

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

earnings per share calculation because including such Common Units would also require that the share of GGPLP income attributable to such Common Units be added back to net income therefore resulting in no effect on EPS. Finally, the Exchangeable Notes that were issued in April 2007 (Note 6) are also excluded from EPS because the conditions for exchange were not satisfied as of December 31, 2008 and were stayed by our Chapter 11 Cases in 2009.

        Information related to our EPS calculations is summarized as follows:

	Years Ended December 31,
	2009		2008		2007
	Basic	Diluted	Basic	Diluted	Basic	Diluted
	(In thousands)
Numerators:
(Loss) income from continuing operations	$(1,303,861)	$(1,303,861)	$(36,372)	$(36,372)	$347,597	$347,597
Allocation to noncontrolling interests	20,115	20,115	(4,909)	(4,909)	(73,955)	(73,955)

(Loss) income from continuing operations—net of noncontrolling interests	(1,283,746)	(1,283,746)	(41,281)	(41,281)	273,642	273,642
Discontinued operations—(loss) gain on dispositions	(966)	(966)	55,044	55,044	—	—
Allocation to noncontrolling interests	23	23	(9,044)	(9,044)	—	—

Discontinued operations—net of noncontrolling interests	(943)	(943)	46,000	46,000	—	—
Net (loss) income	(1,304,827)	(1,304,827)	18,672	18,672	347,597	347,597
Allocation to noncontrolling interests	20,138	20,138	(13,953)	(13,953)	(73,955)	(73,955)

Net (loss) income attributable to common stockholders	$(1,284,689)	$(1,284,689)	$4,719	$4,719	$273,642	$273,642

Denominators:
Weighted average number of common shares outstanding—basic and diluted	311,993	311,993	262,195	262,195	243,992	243,992
Effect of dilutive securities—stock options	—	—	—	—	—	546

Weighted average number of common shares outstanding	311,993	311,993	262,195	262,195	243,992	244,538

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        During the first quarter of 2009, our interest rate swaps no longer qualified as highly effective and therefore no longer qualified for hedge accounting treatment as the Company made the decision not to pay future settlement payments under such swaps. As a result of the terminations of the swaps we incurred termination fees of $34.8 million. Accordingly, we reduced the liability associated with these derivative financial instruments during the first and second quarter of 2009 (included in interest expense in our consolidated financial statements) which resulted in a reduction in interest expense of $27.7 million in 2009. As the interest payments on the hedged debt remain probable, the net balance in the gain or loss in accumulated other comprehensive (loss) income of $(27.7) million that existed as of December 31, 2008 remains in accumulated other comprehensive (loss) income and is amortized to interest expense as the hedged forecasted transactions impact earnings or are deemed probable not to occur. The amortization of the accumulated other comprehensive (loss) income resulted in additional interest expense of $18.1 million for the year ended December 31, 2009.

        Under interest rate cap agreements, we make initial premium payments to the counterparties in exchange for the right to receive payments from them if interest rates exceed specified levels during the agreement period. Notional principal amounts are used to express the volume of these transactions, but the cash requirements and amounts subject to credit risk are substantially less. We had no interest rate cap derivatives for our Consolidated Properties as of December 31, 2009 while we had three outstanding interest rate cap derivatives that were designated as a cash flow hedge of interest rate risk with a notional value of $1.13 billion as of December 31, 2008.

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

        We have not recognized any losses as a result of hedge accounting and the expense that we recognized related to changes in the time value of interest rate cap agreements were insignificant for 2009, 2008 and 2007.

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Investments in Marketable Securities

        Most investments in marketable securities are held in an irrevocable trust for participants (employees of a subsidiary acquired in 2004) in a qualified defined contribution pension plan, are classified as trading securities and are carried at Fair Value with changes in values recognized in earnings. Investments in certain marketable debt securities with maturities at dates of purchase in excess of three months are carried at amortized cost as we intend to hold these investments until maturity. Other investments in marketable equity securities subject to significant restrictions on sale or transfer are classified as available-for-sale and are carried at Fair Value with unrealized changes in values recognized in other comprehensive income.

	2009	2008	2007
		(In thousands)
Proceeds from sales of available-for-sale securities	$7,097	$3,362	$3,720
Gross realized (losses) gains on available-for-sale securities	(2,681)	(426)	643

Fair Value Measurements

        We adopted the generally accepted accounting principles related to Fair Value measurements as of January 1, 2008 for our financial assets and liabilities and, although our disclosures were increased, such adoption did not change our valuation methods for such assets and liabilities. This initial adoption applied primarily to our derivative financial instruments, which are assets and liabilities carried at Fair Value (primarily based on unobservable market data) on a recurring basis in our consolidated financial statements. As of December 31, 2009, our derivative financial instruments and our investments in marketable securities are immaterial to our consolidated financial statements. In addition, as required, we adopted these principles as of January 1, 2009 for our non-financial assets and liabilities, which, in accordance with the guidance impacts our assets measured at Fair Value due to impairments incurred since adoption.

        The accounting principles for Fair Value measurements establish a three-tier Fair Value hierarchy, which prioritizes the inputs used in measuring Fair Value. These tiers include:

  •
  Level 1—defined as observable inputs such as quoted prices for identical assets or liabilities in active markets;

  •
  Level 2—defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

  •
  Level 3—defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

        The following table summarizes our assets and liabilities that are measured at Fair Value on a nonrecurring basis:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Loss) Gain Year Ended December 31, 2009
	(In thousands)
Investments in real estate:
Allen Towne Mall	$25,900	$—	$25,900	$—	$(29,063)
Bay City Mall(1)	26,711	—	—	26,711	(830)
The Bridges At Mint Hill	14,100	—	14,100	—	(16,636)
Cache Valley Mall(1)	26,695	—	—	26,695	(3,169)
Cache Valley Marketplace(1)	8,100	—	—	8,100	(938)
Chico Mall(1)	55,524	—	—	55,524	(4,127)
Cottonwood Mall(1)	21,500	—	—	21,500	(50,768)
Country Hills Plaza(1)	11,626	—	—	11,626	(287)
Eagle Ridge Mall(1)	27,289	—	—	27,289	(22,301)
Elk Grove Promenade	21,900	—	21,900	—	(175,280)
Fairwood Master Planned Community	12,629	—	12,629	—	(52,769)
Foothills Mall(1)	42,296	—	—	42,296	(57,602)
Kendall Town Center	13,931	—	—	13,931	(35,518)
Lakeview Square(1)	33,618	—	—	33,618	(2,764)
Landmark Mall(1)	49,501	—	—	49,501	(27,323)
Moreno Valley Mall(1)	78,477	—	—	78,477	(2,873)
Northgate Mall(1)	27,179	—	—	27,179	(14,904)
North Plains Mall(1)	15,252	—	—	15,252	(2,496)
Nouvelle At Natick	64,661	—	—	64,661	(55,923)
Oviedo Marketplace(1)	34,578	—	—	34,578	(3,438)
Owings Mills Mall(1)	26,695	—	—	26,695	(51,604)
Owings Mills-Two Corporate Center	15,762	—	—	15,762	(7,880)
Plaza 9400	2,618	—	—	2,618	(5,409)
Piedmont Mall(1)	30,222	—	—	30,222	(7,232)
Princeton Land East, LLC	8,802	—	8,802	—	(8,904)
Princeton Land LLC	11,948	—	11,948	—	(13,356)
Redlands Promenade	6,727	—	—	6,727	(6,747)
River Falls Mall(1)	23,782	—	—	23,782	(82,893)

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Loss) Gain Year Ended December 31, 2009
	(In thousands)
The Shoppes At The Palazzo(1)	244,680	—	—	244,680	(37,914)
The Shops At Summerlin Centre	46,300	—	46,300	—	(176,141)
Silver Lake Mall(1)	16,038	—	—	16,038	(10,134)
Spring Hill Mall(1)	49,294	—	—	49,294	(59,050)
The Village At Redlands	7,545	—	—	7,545	(5,537)

Total investments in real estate	$1,101,880	$—	$141,579	$960,301	$(1,031,810)

Debt: (2)
Fair value of emerged entity mortgage debt	$4,246,387	$—	$—	$4,246,387	$342,165

Total liabilities	$4,246,387	$—	$—	$4,246,387	$342,165

(1)
The Fair Value was calculated based on a discounted cash flow analysis using property specific discount rates ranging from 9.25% to 12.00% and residual capitalization rates ranging from 8.50% to 11.50%.

(2)
The fair value of debt relates to the 50 properties that emerged from bankruptcy in December 2009.

Fair Value of Financial Instruments

        The Fair Values of our financial instruments approximate their carrying amount in our financial statements except for debt. Notwithstanding that we do not believe that a fully-functioning market for real property financing exists currently, GAAP guidance requires that management estimate the Fair Value of our debt. However, as a result of the Company's Chapter 11 filing, the Fair Value for the outstanding debt that is included in liabilities subject to compromise in our Consolidated Balance Sheets cannot be reasonably determined at December 31, 2009 as the timing and amounts to be paid are subject to confirmation by the Bankruptcy Court. For the $7.30 billion of mortgages, notes and loans payable outstanding that are not subject to compromise at December 31, 2009, management's required estimates of Fair Value are presented below. This Fair Value was estimated solely for financial statement reporting purposes and should not be used for any other purposes, including to estimate the value of any of the Company's securities or to estimate the appropriate interest rate for consensual and non-consensual restructuring of secured debt in our Chapter 11 Cases. We estimated the Fair Value of this debt based on quoted market prices for publicly-traded debt, recent financing transactions (which may not be comparable), estimates of the Fair Value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current London Interbank Offered Rate ("LIBOR"), a widely quoted market interest rate which is frequently the index used to determine the rate at which we borrow funds and US treasury obligation interest rates, and on the discounted estimated future cash payments to be made on such debt. The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assume that the

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed, or, in the case of the debt of the Track 1A Debtors, recorded due to GAAP bankruptcy emergence guidance (as described above and in Note 6). Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated Fair Value of any of such debt could be realized by immediate settlement of the obligation.

	2009		2008
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
	(In millions)
Fixed-rate debt	$7,301	$7,207	$19,241	$16,601
Variable-rate debt	—	—	5,516	4,867

	$7,301	$7,207	$24,757	$21,468

        Included in such amounts for 2009 is $4.2 billion of debt that relates to the 50 properties that emerged from bankruptcy in December 2009 where the carrying value of the debt was adjusted by $342.2 million to an estimated Fair Value of such debt (based on significant unobservable Level 3 Inputs).

Stock—Based Compensation Expense

        We evaluate our stock-based compensation expense in accordance with the generally accepted accounting principles related to share—based payments, which requires companies to estimate the Fair Value of share—based payment awards on the date of grant using an option—pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Consolidated Statements of Income and Comprehensive Income.

        These accounting principles require forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The cumulative effect of estimating forfeitures for these plans decreased compensation expense by approximately $1.8 million for the year ended December 31, 2009, $1.9 million for the year ended December 31, 2008 and $1.0 million for the year ended December 31, 2007 and have been reflected in our consolidated financial statements.

Officer Loans

        In October 2008, the independent members of the Company's Board of Directors learned that between November 2007 and September 2008, an affiliate of certain Bucksbaum family trusts advanced a series of unsecured loans, without the Board's approval, to Mr. Robert Michaels, the Company's former director and president and Mr. Bernard Freibaum, the Company's former director and chief financial officer, for the purpose of repaying personal margin debt relating to Company common stock owned by each of them. The loan to Mr. Michaels, which totaled $10 million, has been repaid in full. The loans to Mr. Freibaum totaled $90 million, of which $80 million was outstanding as of the date of Mr. Freibaum's separation from the Company in 2008. No Company assets or resources were involved

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

in the loans and no laws or United States Securities and Exchange Commission ("SEC") rules were violated as a result of the loans. Under applicable GAAP guidance, as a result of these loans, the Company is deemed to have received a contribution to capital by the lender and to have incurred compensation expense in an equal amount for no incremental equity interest in the Company. We calculated the Fair Value of the loans based on a derivation of the income approach known as the discounted cash flow method. Specifically, the Fair Values of the loans were calculated as the present value of the estimated future cash flows (consisting of quarterly interest payments, an annual loan commitment fee, and principal repayment upon demand of the loan) attributable to the loan using a market-based discount rate that accounts for the time value of money and the appropriate degree of risk inherent in the loans as of the various valuation dates. Included in our valuation of the Fair Value of the loans is a consideration for the credit risk of the loans on each date of issuance, based upon, among other considerations, Mr. Freibaum's and Mr. Michaels' stockholdings in the Company, outstanding loans and current and past compensation from the Company. For Mr. Freibaum's loans we valued the loans at each respective disbursement date and amendment date and used loan terms varying from six months to two years reflecting our estimation that repayment would require an orderly liquidation of Mr. Freibaum's other assets. For Mr. Michaels' loans, we valued the loan at its disbursement date based on its actual term. Accordingly, the compensation expense is measured as the difference between the Fair Values of the loans as compared to the face amount of the loans. Such calculated expenses are measured and recognizable at the date of such advances and as of the dates of amendments as there were no future service or employment requirements stated in the loan agreements. The total compensation expense is the aggregation of the Fair Value to face amount differences. Accordingly, we recorded the cumulative correction of the compensation expense of $15.4 million in the fourth quarter of 2008 and there was no impact to 2009.

The Glendale Matter

        In the fall of 2007, a lawsuit (the "Glendale Matter") involving Caruso Affiliated Holdings, LLC as Plaintiff and GGP and GGP/Homart II, L.L.C. (one of our Unconsolidated Real Estate Affiliates) (collectively, the "Defendants") in the Los Angeles Superior Court (the "Court") alleging violations of the California antitrust and unfair competition laws and tortious interference with prospective economic advantage was concluded. The Court entered judgment with respect to the interference with prospective economic advantage claim against Defendants in the amount of $74.2 million in compensatory damages, $15.0 million in punitive damages, and $0.2 million in court costs (the "Judgment Amount"). Defendants appealed the judgment and posted an appellate bond in April 2008 for $134.1 million, which was equal to 150% of the Judgment Amount. Additionally, in April 2008, GGPLP supplied cash as collateral to secure the appellate bond in the amount equal to 50% of the total bond amount or $67.1 million.

        On December 19, 2008, the Defendants agreed to terms of a settlement and mutual release agreement with Caruso Affiliated Holdings LLC which released the Defendants from all past, present and future claims related to the Glendale Matter in exchange for a settlement payment of $48.0 million, which was paid from the appellate bond cash collateral account in January 2009. Concurrently, GGP agreed with its joint venture partner in GGP/Homart II, New York State Common Retirement Fund ("NYSCRF"), that GGP would not be reimbursed for any portion of this payment, and we would reimburse $5.5 million of costs to NYSCRF in connection with the settlement.

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Foreign Currency Translation

        The functional currencies for our international joint ventures are their local currencies. Assets and liabilities of these investments are translated at the rate of exchange in effect on the balance sheet date and operations are translated at the weighted average exchange rate for the period. Translation adjustments resulting from the translation of assets and liabilities are accumulated in stockholders' equity as a component of accumulated other comprehensive income (loss). Translation of operations is reflected in equity in income of Unconsolidated Real Estate Affiliates.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, significant estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, provision for income taxes, recoverable amounts of receivables and deferred taxes, initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to acquisitions, impairment of long-lived assets and goodwill, valuation of debt of emerged entities and cost ratios and completion percentages used for land sales. Actual results could differ from these and other estimates.

NOTE 3 ACQUISITIONS AND INTANGIBLES

Acquisitions

        On February 29, 2008, we acquired The Shoppes at The Palazzo in Las Vegas, Nevada for an initial purchase price of $290.8 million (Note 14).

        On July 6, 2007, we acquired the fifty percent interest owned by NYSCRF in the GGP/Homart I portfolio (the "Homart I acquisition") for a purchase price of approximately $2.3 billion, including approximately $1 billion of assumed debt.

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 ACQUISITIONS AND INTANGIBLES (Continued)

Intangible Assets and Liabilities

        The following table summarizes our intangible assets and liabilities:

	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount
		(In thousands)
As of December 31, 2009
Tenant leases:
In-place value	$539,257	$(335,310)	$203,947
Above-market	94,194	(59,855)	34,339
Below-market	(149,978)	86,688	(63,290)
Ground leases:
Above-market	(16,968)	2,423	(14,545)
Below-market	271,602	(29,926)	241,676
Real estate tax stabilization agreement	91,879	(20,272)	71,607
As of December 31, 2008
Tenant leases:
In-place value	$637,791	$(381,027)	$256,764
Above-market	117,239	(65,931)	51,308
Below-market	(199,406)	110,650	(88,756)
Ground leases:
Above-market	(16,968)	1,951	(15,017)
Below-market	271,602	(24,049)	247,553
Real estate tax stabilization agreement	91,879	(16,348)	75,531

        Changes in gross asset (liability) balances in 2009 are the result of the allocation of provisions for impairment (Note 2) and our policy of writing off fully amortized intangible assets.

        The gross asset balances of the in-place value of tenant leases are included in Buildings and equipment in our Consolidated Balance Sheets. Acquired in-place at-market tenant leases are amortized over periods that approximate the related lease terms. The above-market and below-market tenant and ground leases as well as the real estate tax stabilization agreement intangible asset are included in Prepaid expenses and other assets and Accounts payable and accrued expenses as detailed in Note 11. Above and below-market lease values are amortized over the remaining non-cancelable terms of the respective leases (averaging approximately five years for tenant leases and approximately 45 years for ground leases).

        Amortization/accretion of these intangible assets and liabilities, and similar assets and liabilities from our Unconsolidated Real Estate Affiliates at our share, decreased our income (excluding the impact of noncontrolling interest and the provision for income taxes) by $62.6 million in 2009, $70.4 million in 2008 and $62.5 million in 2007.

        Future amortization, including our share of such items from Unconsolidated Real Estate Affiliates, is estimated to decrease income (excluding the impact of noncontrolling interest and the provision for

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3 ACQUISITIONS AND INTANGIBLES (Continued)

income taxes) by $54.8 million in 2010, $44.4 million in 2011, $37.0 million in 2012, $30.6 million in 2013 and $31.3 million in 2014.

NOTE 4 DISCONTINUED OPERATIONS AND GAINS (LOSSES) ON DISPOSITIONS OF INTERESTS IN OPERATING PROPERTIES

        On December 21, 2009, we sold one office building totaling approximately 38,400 square feet and 4.1995 acres of land located in Woodlands, Texas for a total sales price of $2.0 million, resulting in a total loss of $0.9 million.

        On April 4, 2008, we sold one office building totaling approximately 16,500 square feet located in Las Vegas for a total sales price of $3.3 million, resulting in a total gain of $2.0 million (net of $0.5 million of noncontrolling interest).

        On April 23, 2008, we sold two office buildings totaling approximately 390,000 square feet located in Maryland for a sales price of $94.7 million (including debt assumed of approximately $84 million), resulting in total gains of $28.8 million (net of $5.7 million of noncontrolling interest).

        On August 21, 2008, we sold an office park consisting of three office buildings totaling approximately 73,500 square feet located in Maryland for a total sales price of $4.7 million, resulting in total gains of $0.8 million (net of $0.2 million of noncontrolling interest).

        On September 29, 2008, we sold an office park consisting of five office buildings totaling approximately 306,500 square feet located in Maryland for a total sales price of $42.3 million, resulting in total gains of $14.4 million (net of $2.6 million of noncontrolling interest).

        All of the 2008 dispositions are included in discontinued operations, (loss) gain on dispositions in our consolidated financial statements. For Federal income tax purposes, the two office buildings and one of the office parks located in Maryland were used as relinquished property in a like-kind exchange involving the acquisition of The Shoppes at The Palazzo.

        We evaluated the operations of these properties pursuant to the requirements of the generally accepted accounting principles related to business combinations and concluded that the operations of these office buildings that were sold did not materially impact the prior period results and therefore have not reported any prior operations of these properties as discontinued operations in the accompanying consolidated financial statements.

NOTE 5 UNCONSOLIDATED REAL ESTATE AFFILIATES

        The Unconsolidated Real Estate Affiliates include our noncontrolling investments in real estate joint ventures. Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. We manage most of the properties owned by these joint ventures. As we have joint interest and control of these ventures with our venture partners and they have substantive participating rights in such ventures, we account for these joint ventures using the equity method. Some of the joint ventures have elected to be taxed as REITs. As described in Note 1, at December 31, 2009, we have three joint venture investments located outside the U.S. These investments, with an aggregate carrying amount of $221.0 million and $166.7 million at December 31, 2009 and 2008, respectively, are managed

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 UNCONSOLIDATED REAL ESTATE AFFILIATES (Continued)

by the respective joint venture partners in each country. Substantially all changes in 2009 and 2008 in the carrying amount of our investments in such international joint ventures have been due to currency fluctuations. As we also have substantial participation rights with respect to these international joint ventures, we account for them on the equity method. Finally, we entered into an agreement to sell our Costa Rica investment for $7.5 million, yielding a nominal gain that we expect will be recognized in the first quarter of 2010.

        In June and July, 2009 we made capital contributions of $28.7 million and $57.5 million, respectively, to fund our portion of $172.2 million of joint venture mortgage debt which had reached maturity and which, due to the non-functioning credit markets, we were unable to satisfactorily extend or refinance. As of December 31, 2009, approximately $6.38 billion of indebtedness was secured by our Unconsolidated Properties, our share of which was approximately $3.12 billion. There can be no assurance that we will be able to refinance or restructure such debt (including the $635.9 million of debt maturing in 2010) on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

        In certain circumstances, we have debt obligations in excess of our pro rata share of the debt of our Unconsolidated Real Estate Affiliates ("Retained Debt"). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness of such Unconsolidated Real Estate Affiliates. The proceeds of the Retained Debt which are distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates. Such Retained Debt totaled $158.2 million as of December 31, 2009 and $160.8 million as of December 31, 2008, and has been reflected as a reduction in our investment in Unconsolidated Real Estate Affiliates. We are obligated, and through March 1, 2010 have fulfilled our obligation, to contribute funds to our Unconsolidated Real Estate Affiliates in amounts sufficient to pay debt service on such Retained Debt. If we do not contribute such funds, our distributions from such Unconsolidated Real Estate Affiliates, or our interest in, will be reduced to the extent of such deficiencies. As of March 1, 2010, we do not anticipate an inability to perform on our obligations with respect to such Retained Debt.

        In certain other circumstances, the Company, in connection with the debt obligations of certain Unconsolidated Real Estate Affiliates, has agreed to provide supplemental guarantees or master-lease commitments to provide to the debt holders additional credit-enhancement or security. As of December 31, 2009, we do not expect to be required to perform pursuant to any of such supplemental credit-enhancement provisions for our Unconsolidated Real Estate Affiliates, either due to estimates of the current obligations represented by such provisions or as a result of the protections afforded us through our Chapter 11 Cases.

        We recorded provisions for impairment related to our Unconsolidated Real Estate Affiliates for the years ended December 31, 2009, 2008 and 2007, as presented in the table below. In addition, we recorded provisions for impairment related to our investments in The Shops at Circle T Ranch and Circle T Power Center joint ventures of $10.6 million for the year ended December 31, 2009. All of

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 UNCONSOLIDATED REAL ESTATE AFFILIATES (Continued)

these impairment charges are included in equity in earnings (loss) from Unconsolidated Real Estate Affiliates in our consolidated financial statements.

Impaired Asset	Location	2009	Year Ended December 31, 2008	2007
			(In thousands)
GGP/Homart II
Montclair Properties(1)	Montclair, CA	$12,894	$—	$—
Various pre-development costs(2)		3,697	446	(17)

		16,591	446	(17)
GGP/Teachers
Silver City Galleria(1)	Taunton, MA	16,846	—	—
Various pre-development costs(2)		17	115	45

		16,863	115	45
The Shops at Circle T Ranch(3)	Dallas, TX	17,062	—	—
Circle T Power Center(3)	Dallas, TX	21,020	—	—
Other:
Various pre-development costs(2)		2,749	267	451

		$74,285	$828	$479

Total Provisions for impairment, at our ownership share		$37,120	$389	$232

(1)
These impairments were primarily driven by the management's decision to discontinue financial support.

(2)
Related to the write down of various pre-development costs that were determined to be non-recoverable due to the related projects being terminated.

(3)
Impairment is measured based on projected sales price analysis, which incorporates available market information and other management assumptions using Level 2 Inputs (Note 2).

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 UNCONSOLIDATED REAL ESTATE AFFILIATES (Continued)

        On January 29, 2010, our Brazilian joint venture, Aliansce Shopping Centers S.A. ("Aliansce"), commenced trading on the Brazilian Stock Exchange, or BM&FBovespa, as a result of an initial public offering of Aliansce's common shares in Brazil. GGP did not sell any of its Aliansce shares in the offering and now has approximately a 31.4% ownership interest in Aliansce, which develops, owns and manages shopping centers in Brazil. In light of Aliansce becoming a public company in Brazil, we will change the manner in which we account for our share of Aliansce's results of operations in our consolidated financial statements. We will continue to apply the equity method to our interest in Aliansce; however, commencing in 2010 we will report our share of Aliansce's results in our financial statements one quarter in arrears due to the timing of the release of Aliansce's publicly available financial statements. As a result of the transition to this accounting treatment, GGP's financial statements for the quarter ended March 31, 2010 will not include any results from Aliansce's business and GGP's financial statements for the fiscal year ended December 31, 2010 will include only nine months of Aliansce's operations. We do not believe that this timing difference will have a material impact on our consolidated financial statements.

        The significant accounting policies used by the Unconsolidated Real Estate Affiliates are the same as ours.

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 UNCONSOLIDATED REAL ESTATE AFFILIATES (Continued)

Condensed Combined Financial Information of Unconsolidated Real Estate Affiliates

        Following is summarized financial information for our Unconsolidated Real Estate Affiliates as of December 31, 2009 and 2008 and for the years ended December 31, 2009, 2008 and 2007. Certain 2008 and 2007 amounts have been reclassified to conform to the 2009 presentation.

	December 31, 2009	December 31, 2008
	(In thousands)
Condensed Combined Balance Sheets—Unconsolidated Real Estate Affiliates
Assets:
Land	$901,387	$863,965
Buildings and equipment	7,924,577	7,558,344
Less accumulated depreciation	(1,691,362)	(1,524,121)
Developments in progress	333,537	549,719

Net property and equipment	7,468,139	7,447,907
Investment in unconsolidated joint ventures	385,767	241,786
Investment property and property held for development and sale	266,253	282,636

Net investment in real estate	8,120,159	7,972,329
Cash and cash equivalents	275,018	231,500
Accounts and notes receivable, net	226,385	163,749
Deferred expenses, net	197,663	173,213
Prepaid expenses and other assets	293,069	225,809

Total assets	$9,112,294	$8,766,600

Liabilities and Owners' Equity:
Mortgages, notes and loans payable	$6,375,798	$6,411,631
Accounts payable, accrued expenses and other liabilities	490,814	513,538
Owners' equity	2,245,682	1,841,431

Total liabilities and owners' equity	$9,112,294	$8,766,600

Investment In and Loans To/From Unconsolidated Real Estate Affiliates, Net:
Owners' equity	$2,245,682	$1,841,431
Less joint venture partners' equity	(1,940,707)	(915,690)
Capital or basis differences and loans	1,636,049	911,894

Investment in and loans to/from
Unconsolidated Real Estate Affiliates, net	$1,941,024	$1,837,635

Reconciliation—Investment In and Loans To/From Unconsolidated Real Estate Affiliates:
Asset—Investment in and loans to/from
Unconsolidated Real Estate Affiliates	$1,979,313	$1,869,929
Liability—Investment in and loans to/from
Unconsolidated Real Estate Affiliates	(38,289)	(32,294)

Investment in and loans to/from
Unconsolidated Real Estate Affiliates, net	$1,941,024	$1,837,635

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 UNCONSOLIDATED REAL ESTATE AFFILIATES (Continued)

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Condensed Combined Statements of Income—Unconsolidated Real Estate Affiliates
Revenues:
Minimum rents	$763,283	$761,128	$805,713
Tenant recoveries	335,324	337,377	356,148
Overage rents	13,213	17,622	25,314
Land sales	72,367	137,504	161,938
Management and other fees	32,526	24,459	33,145
Other	93,886	113,988	142,549

Total revenues	1,310,599	1,392,078	1,524,807

Expenses:
Real estate taxes	99,600	93,707	100,279
Repairs and maintenance	78,965	78,222	84,840
Marketing	15,265	18,251	25,275
Other property operating costs	226,615	234,388	272,560
Land sales operations	60,717	81,833	91,539
Provision for doubtful accounts	12,931	7,115	4,185
Property management and other costs	78,433	85,013	90,945
General and administrative	28,508	24,647	22,281
Provisions for impairment	74,285	828	479
Litigation (recovery) provision	—	(89,225)	89,225
Depreciation and amortization	271,246	245,794	255,827

Total expenses	946,565	780,573	1,037,435

Operating income	364,034	611,505	487,372
Interest income	7,220	12,467	24,725
Interest expense	(337,871)	(338,770)	(358,088)
(Provision for) benefit from income taxes	(995)	3,773	(9,263)
Equity in income of unconsolidated joint ventures	61,730	30,359	27,989

Income from continuing operations	94,118	319,334	172,735
Discontinued operations, including net gain on dispostions	—	—	106,016

Net income	94,118	319,334	278,751
Allocation to noncontrolling interests	(3,453)	624	103

Net income attributable to joint venture partners	$90,665	$319,958	$278,854

Equity In Income of Unconsolidated Real Estate Affiliates:
Net income attributable to joint venture partners	$90,665	$319,958	$278,854
Joint venture partners' share of income	(26,320)	(119,709)	(187,672)
Amortization of capital or basis differences	(59,710)	(29,117)	(19,019)
Special Allocation of litigation provision to GGPLP	—	(89,225)	89,225
Elimination of Unconsolidated Real Estate Affiliates loan interest	—	(1,313)	(2,987)

Equity in income of Unconsolidated Real Estate Affiliates	$4,635	$80,594	$158,401

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 UNCONSOLIDATED REAL ESTATE AFFILIATES (Continued)

Condensed Financial Information of Individually Significant Unconsolidated Real Estate Affiliates

        Following is summarized financial information for GGP/Homart II, L.L.C. ("GGP/Homart II"), GGP- TRS, L.L.C. ("GGP/Teachers") and The Woodlands Land Development Holdings, L.P. ("The Woodlands Partnership"). We account for these joint ventures using the equity method because we have joint interest and joint control of these ventures with our venture partners and since they have substantive participating rights in such ventures. For financial reporting purposes, we consider these joint ventures to be individually significant Unconsolidated Real Estate Affiliates. Our investment in such affiliates varies from a strict ownership percentage due to capital or basis differences or loans and related amortization.

GGP/Homart II

        We own 50% of the membership interest of GGP/Homart II, L.L.C. ("GGP/Homart II"), a limited liability company. The remaining 50% interest in GGP/Homart II is owned by NYSCRF. GGP Homart II owns 11 retail properties and one office building. Certain 2008 and 2007 amounts have been reclassified to conform to the 2009 presentation.

	GGP/Homart II
	December 31, 2009	December 31, 2008
	(In thousands)
Assets:
Land	$238,164	$239,481
Buildings and equipment	2,783,869	2,761,838
Less accumulated depreciation	(526,985)	(482,683)
Developments in progress	5,129	85,676

Net investment in real estate	2,500,177	2,604,312
Cash and cash equivalents	70,417	42,836
Accounts and notes receivable, net	47,843	45,025
Deferred expenses, net	92,439	84,902
Prepaid expenses and other assets	20,425	27,411

Total assets	$2,731,301	$2,804,486

Liabilities and Capital:
Mortgages, notes and loans payable	$2,245,582	$2,269,989
Accounts payable, accrued expenses and other liabilities	63,923	80,803
Capital	421,796	453,694

Total liabilities and capital	$2,731,301	$2,804,486

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 UNCONSOLIDATED REAL ESTATE AFFILIATES (Continued)

	GGP/Homart II
	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Revenues:
Minimum rents	$244,576	$246,516	$230,420
Tenant recoveries	109,779	112,142	103,265
Overage rents	3,546	4,429	7,008
Other	7,841	10,502	10,028

Total revenues	365,742	373,589	350,721

Expenses:
Real estate taxes	31,418	32,875	29,615
Repairs and maintenance	24,113	25,620	23,100
Marketing	5,767	6,640	8,332
Other property operating costs	39,434	43,219	41,116
Provision for doubtful accounts	2,404	1,833	1,315
Property management and other costs	22,837	23,185	22,279
General and administrative	380	2,872	11,777
Provisions for impairment	16,591	446	(17)
Litigation (recovery) provision	—	(89,225)	89,225
Depreciation and amortization	95,975	90,243	81,241

Total expenses	238,919	137,708	307,983

Operating income	126,823	235,881	42,738
Interest income	5,212	7,276	7,871
Interest expense	(125,678)	(121,543)	(109,209)
(Provision for) benefit from income taxes	(1,176)	5,839	(2,202)

Net income (loss)	5,181	127,453	(60,802)
Allocation to noncontrolling interests	(5)	(21)	(26)

Net income (loss) attributable to joint venture partners	$5,176	$127,432	$(60,828)

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 UNCONSOLIDATED REAL ESTATE AFFILIATES (Continued)

	GGP/Homart II
	Years Ended December 31,
	2009	2008	2007
		(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$5,181	$127,453	$(60,802)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Provisions for impairment	16,591	446	(17)
Depreciation and amortization	95,975	90,243	81,241
Amortization of deferred financing costs	1,035	970	460
Straight-line rent amortization	(4,256)	(4,637)	(4,929)
Amortization of intangibles other than in-place leases	—	—	(2,306)
Net changes:
Accounts and notes receivable and other assets, net	4,031	3,050	3,354
Deferred expenses	(15,205)	(5,699)	(22,132)
Accounts payable and accrued expenses	3,852	(115,846)	111,954
Other, net	4,249	8,101	(4,893)

Net cash provided by operating activities	111,453	104,081	101,930

Cash Flows from Investing Activities:
Acquisition/development of real estate and property additions/improvements	(22,283)	(128,271)	(267,882)
Proceeds from sales of investment properties	—	2,179	1,349
(Increase) decrease in restricted cash	(49)	—	—

Net cash used in investing activities	(22,332)	(126,092)	(266,533)

Cash Flows from Financing Activities:
Proceeds from issuance of mortgages, notes and loans payable	—	290,000	—
Principal payments on mortgage notes, notes and loans payable	(24,407)	(130,958)	(24,316)
Notes payable from affiliate	—	—	(149,500)
Deferred financing costs	(7)	(2,570)	(17)
(Distributions) contributions and receivables from members, net	(37,126)	(122,476)	362,998

Net cash (used in) provided by financing activities	(61,540)	33,996	189,165

Net change in cash and cash equivalents	27,581	11,985	24,562
Cash and cash equivalents at the beginning of period	42,836	30,851	6,289

Cash and cash equivalents at the end of period	$70,417	$42,836	$30,851

Supplemental Disclosure of Cash Flow Information:
Interest paid, net of amounts capitalized	$120,411	$126,621	$122,818
Non-Cash Investing and Financing Activities:
Capital expenditures incurred but not yet paid	$6,269	$26,841	$67,497
Write-off of fully amortized below-market leases, net	—	—	2,306
Distribution of member loans including accrued interest of $3,532	102,578	—	—

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 UNCONSOLIDATED REAL ESTATE AFFILIATES (Continued)

GGP/Teachers

        We own 50% of the membership interest in GGP-TRS, L.L.C. ("GGP/Teachers"), a limited liability company. The remaining 50% interest in GGP/Teachers is owned by the Teachers' Retirement System of the State of Illinois. GGP/Teachers owns six retail properties. Certain 2008 and 2007 amounts have been reclassified to conform to the 2009 presentation.

	GGP/Teachers
	December 31, 2009	December 31, 2008
	(In thousands)
Assets:
Land	$195,832	$177,740
Buildings and equipment	1,071,748	1,076,748
Less accumulated depreciation	(153,778)	(145,101)
Developments in progress	3,586	54,453

Net investment in real estate	1,117,388	1,163,840
Cash and cash equivalents	6,663	7,148
Accounts and notes receivable, net	17,622	16,675
Deferred expenses, net	42,941	20,011
Prepaid expenses and other assets	7,216	17,097

Total assets	$1,191,830	$1,224,771

Liabilities and Members' Capital:
Mortgages, notes and loans payable	$1,011,700	$1,020,825
Accounts payable, accrued expenses and other liabilities	32,914	40,787
Members' Capital	147,216	163,159

Total liabilities and members' capital	$1,191,830	$1,224,771

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 UNCONSOLIDATED REAL ESTATE AFFILIATES (Continued)

	GGP/Teachers
	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Revenues:
Minimum rents	$102,735	$116,132	$111,810
Tenant recoveries	51,804	51,093	46,370
Overage rents	2,108	3,692	4,732
Other	2,361	2,850	3,737

Total revenues	159,008	173,767	166,649

Expenses:
Real estate taxes	14,597	12,536	10,817
Repairs and maintenance	10,029	10,033	9,073
Marketing	2,349	2,545	3,992
Other property operating costs	19,404	20,587	19,609
Provision for doubtful accounts	1,695	1,487	455
Property management and other costs	9,258	9,829	9,718
General and administrative	258	254	239
Provisions for impairment	16,863	115	45
Depreciation and amortization	37,549	34,901	28,806

Total expenses	112,002	92,287	82,754

Operating income	47,006	81,480	83,895
Interest income	7	229	702
Interest expense	(55,537)	(55,640)	(47,740)
Provision for from income taxes	(99)	(158)	(181)

Net (loss) income	$(8,623)	$25,911	$36,676

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 UNCONSOLIDATED REAL ESTATE AFFILIATES (Continued)

	GGP/Teachers
	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Cash Flows from Operating Activities:
Net income	$(8,623)	$25,911	$36,676
Adjustments to reconcile net income to net cash provided by operating activities:
Provisions for impairment	16,863	115	45
Depreciation and amortization	37,549	34,901	28,806
Amortization of deferred financing costs	1,337	1,338	1,294
Straight-line rent amortization	(1,781)	(1,578)	(2,797)
Amortization of intangibles other than in-place leases	(5,900)	(15,565)	(17,595)
Net changes:
Accounts and notes receivable and other assets, net	(2,783)	(8,163)	3,132
Deferred expenses	(11,013)	(2,253)	(6,668)
Accounts payable and accrued expenses	4,251	(4,466)	12,278
Other, including gain on land exchange, net	(3,830)	(243)	330

Net cash provided by operating activities	26,070	29,997	55,501

Cash Flows from Investing Activities:
Acquisition/development of real estate and property additions/improvements	(9,899)	(59,543)	(112,333)
(Increase) decrease in restricted cash	(213)	—	—

Net cash used in investing activities	(10,112)	(59,543)	(112,333)

Cash Flows from Financing Activities:
Proceeds from issuance of mortgages, notes and loans payable	—	—	200,000
Principal payments on mortgage notes, notes and loans payable	(9,125)	(8,963)	(103,587)
Deferred financing costs	2	—	(2,234)
Contributions (distributions) and receivables from members, net	(7,320)	25,234	(35,953)

Net cash (used in) provided by financing activities	(16,443)	16,271	58,226

Net change in cash and cash equivalents	(485)	(13,275)	1,394
Cash and cash equivalents at the beginning of period	7,148	20,423	19,029

Cash and cash equivalents at the end of period	$6,663	$7,148	$20,423

Supplemental Disclosure of Cash Flow Information:
Interest paid, net of amounts capitalized	$54,651	$56,237	$51,818
Non-Cash Investing and Financing Activities:
Write-off of fully amortized below-market leases, net	$46,956	$23,483	$2,422
Write-off of investment in real estate	1,306	222	3,227
Capital expenditures incurred but not yet paid	2,032	7,481	39,251

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 UNCONSOLIDATED REAL ESTATE AFFILIATES (Continued)

Woodlands Land Development

        We own 52.5% of the membership interest of The Woodlands Land Development Company L.P. ("The Woodlands Partnership"), a limited liability partnership which is a venture developing the master planned community known as The Woodlands near Houston, Texas. The remaining 47.5% interest in The Woodlands Partnership is owned by Morgan Stanley Real Estate Fund II, L.P.

	The Woodlands Partnership
	December 31, 2009	December 31, 2008
	(In thousands)
Assets:
Land	$19,841	$16,573
Buildings and equipment	101,119	60,130
Less accumulated depreciation	(14,105)	(11,665)
Developments in progress	31,897	71,124
Investment property and property held for development and sale	266,253	282,636

Net investment in real estate	405,005	418,798
Cash and cash equivalents	30,373	45,710
Accounts and notes receivable, net	4,660	20,420
Deferred expenses, net	593	1,268
Prepaid expenses and other assets	30,275	93,538

Total assets	$470,906	$579,734

Liabilities and Owners' Equity:
Mortgages, notes and loans payable	$281,964	$318,930
Accounts payable, accrued expenses and other liabilities	629	74,067
Owners' equity	188,313	186,737

Total liabilities and owners' equity	$470,906	$579,734

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 UNCONSOLIDATED REAL ESTATE AFFILIATES (Continued)

	The Woodlands Partnership
	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Revenues:
Minimum rents	$6,514	$4,227	$734
Land sales	72,367	137,504	161,938
Other	11,658	12,957	34,750

Total revenues	90,539	154,688	197,422

Expenses:
Real estate taxes	596	634	131
Repairs and maintenance	2,906	1,274	257
Other property operating costs	16,668	19,180	39,162
Land sales operations	60,717	81,833	91,539
Depreciation and amortization	3,402	3,007	3,504

Total expenses	84,289	105,928	134,593

Operating income	6,250	48,760	62,829
Interest income	592	769	676
Interest expense	(4,045)	(6,268)	(9,025)
Provision for income taxes	(602)	(978)	(1,918)

Income from continuing operations	2,195	42,283	52,562
Discontinued operations, including net gain on dispositions	—	—	94,556

Net income attributable to joint venture partners	$2,195	$42,283	$147,118

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5 UNCONSOLIDATED REAL ESTATE AFFILIATES (Continued)

	The Woodlands Partnership
	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Cash Flows from Operating Activities:
Net income	$2,195	$42,283	$147,118
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,402	3,007	3,504
Land development and acquisitions expenditures	(18,177)	(50,975)	(65,851)
Cost of land sales	34,560	56,301	68,162
Gain on dispositions	—	(10,260)	(94,556)
Net changes:
Accounts and notes receivable, net	15,760	(18,672)	(1,775)
Prepaid expenses and other assets	63,262	(9,955)	14,422
Deferred expenses	675	776	738
Accounts payable and accrued expenses	(73,437)	(3,452)	16,745

Net cash provided by operating activities	28,240	9,053	88,507

Cash Flows from Investing Activities:
Acquisition/development of real estate and property additions/improvements	(5,992)	(52,283)	(67,624)
Proceeds from dispositions	—	30,178	146,822

Net cash (used in) provided by investing activities	(5,992)	(22,105)	79,198

Cash Flows from Financing Activities:
Proceeds from issuance of mortgages, notes and loans payable	8,095	92,470	—
Principal payments on mortgages, notes and loans payable	(45,061)	(60,305)	(34,959)
Distributions and receivables from owners, net	—	—	(120,606)
Other	(619)	(762)	—

Net cash (used in) provided by financing activities	(37,585)	31,403	(155,565)

Net change in cash and cash equivalents	(15,337)	18,351	12,140
Cash and cash equivalents at the beginning of period	45,710	27,359	15,219

Cash and cash equivalents at the end of period	$30,373	$45,710	$27,359

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 MORTGAGES, NOTES AND LOANS PAYABLE

        Mortgages, notes and loans payable are summarized as follows (see Note 14 for the maturities of our long term commitments):

	December 31, 2009	December 31, 2008
	(In thousands)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$15,446,962	$15,538,825
Corporate and other unsecured term loans	3,724,463	3,701,615

Total fixed-rate debt	19,171,425	19,240,440

Variable-rate debt:
Collateralized mortgages, notes and loans payable	2,500,892	2,732,437
Corporate and other unsecured term loans	2,783,700	2,783,700

Total variable-rate debt	5,284,592	5,516,137

Total Mortgages, notes and loans payable	24,456,017	24,756,577
Less: Mortgages, notes and loans payable subject to compromise	(17,155,245)	—

Total mortgages, notes and loans payable not subject to compromise	$7,300,772	$24,756,577

        As previously discussed, on April 16 and 22, 2009, the Debtors filed voluntary petitions for relief under Chapter 11, which triggered defaults on substantially all debt obligations of the Debtors. However, under section 362 of Chapter 11, the filing of a bankruptcy petition automatically stays most actions against the debtor's estate. Absent an order of the Bankruptcy Court, these pre-petition liabilities are subject to settlement under a plan of reorganization, and therefore are presented as Liabilities subject to compromise on the Consolidated Balance Sheet. Of the total amount of debt presented above, $7.30 billion is not subject to compromise, consisting primarily of the collateralized mortgages of the Non-Debtors and the Track 1A Debtors and the DIP Facility. Also, as discussed in Note 1, the $1.70 billion of mortgages of the Track 1B Debtors were reflected as subject to compromise at December 31, 2009 as the effective dates of their plans of reorganization did not occur as of December 31, 2009. We expect that such mortgage loan amounts will be reflected as not subject to compromise in 2010.

        As of December 31, 2009, as described in Note 1, plans of reorganization for the Track 1A Debtors, owning 50 operating properties secured by approximately $4.65 billion of mortgage debt, had been declared effective. The Track 1 Plans for such Track 1A Debtors provided for, in exchange for payment of certain extension fees and cure of previously unpaid amounts due on the applicable mortgage loans (primarily, principal amortization otherwise scheduled to have been paid since the Petition Date), the extension of the secured mortgage loans at previously existing non-default interest rates. As a result of the extensions, none of these loans will have a maturity prior to January 1, 2014 and the weighted average remaining duration of the secured loans associated with these properties is 4.49 years. In conjunction with these extensions, certain financial and operating covenants and guarantees were created or reinstated, all to be effective with the bankruptcy emergence of the 2010

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 MORTGAGES, NOTES AND LOANS PAYABLE (Continued)

Track Debtors. Also in conjunction with such extensions, the Debtors for 13 properties (the "Special Consideration Properties") have until two days following emergence of the TopCo Debtors to determine whether the collateral property should be deeded to the respective lender or the property should be retained with further modified loan terms. Prior to emergence of the TopCo Debtors, the lenders related to the Special Consideration Properties control all cash produced by the property and we are required to pay any operating expense shortfall. In addition, prior to emergence of the TopCo Debtors, the respective lender can change the manager of the property or put the property in receivership and GGP has an unrestricted right to deed the property to the lender. Five of the Special Consideration Properties, representing $371.1 million in secured debt, are owned by the Track 1A Debtors.

        The weighted-average interest rate including the effects of interest rate swaps, excluding the effects of deferred finance costs and using the contract rate prior to any defaults on such loans, on our mortgages, notes and loans payable was 5.31% at December 31, 2009 and 5.36% at December 31, 2008. The weighted average interest rate, using the contract rate prior to any defaults on such loans, on the remaining corporate unsecured fixed and variable rate debt and the revolving credit facility was 4.24% at December 31, 2009 and 4.29% at December 31, 2008. With respect to those loans and Debtors that remain in bankruptcy at December 31, 2009, we are currently recognizing interest expense on our loans based on contract rates in effect prior to bankruptcy as the Bankruptcy Court has ruled that interest payments based on such contract rates constitutes adequate protection to the secured lenders.

        The Track 2010 Debtors, pursuant to their debt obligations, are required to comply with certain customary financial covenants and affirmative representations and warranties including, but not limited to, stipulations relating to leverage, net equity, maintenance of our REIT status, maintenance of our New York Stock Exchange (the 'Exchange") listing, cross-defaults to certain other indebtedness and interest or fixed charge coverage ratios. Such financial covenants are calculated from applicable Company information computed in accordance with GAAP, subject to certain exclusions or adjustments, as defined. As discussed in the Debtors-in-possession section of Note 1, we were unable to repay or refinance certain debt as it became due, and our Chapter 11 cases have stayed the enforcement of the default provisions of such covenants.

Collateralized Mortgages, Notes and Loans Payable

        As of December 31, 2009, $23.86 billion of land, buildings and equipment and developments in progress (before accumulated depreciation) have been pledged as collateral for our mortgages, notes and loans payable. Certain of these secured loans are cross-collateralized with other properties. Although substantially all of the $17.95 billion of fixed and variable rate secured mortgage notes and loans payable are non-recourse, $2.66 billion of such mortgages, notes and loans payable are recourse due to guarantees or other security provisions for the benefit of the note holder. Enforcement of substantially all of these security provisions are stayed by our Chapter 11 cases. In addition, certain mortgage loans as of December 31, 2009 contain other credit enhancement provisions (primarily master leases for all or a portion of the property) which have been provided by 2010 Track Debtors upon which we do not expect to perform during the pendency of our Chapter 11 Cases. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 MORTGAGES, NOTES AND LOANS PAYABLE (Continued)

Corporate and Other Unsecured Loans

        The TopCo Debtors have certain unsecured debt obligations which are described below. Although the contractual terms of such loans are summarized below, as a result of the Chapter 11 Cases, the TopCo Debtors are not paying dividends or interest on such obligations. Satisfaction of these obligations will be addressed in the TopCo Debtors' plan of reorganization.

        In April 2007, GGPLP sold $1.55 billion aggregate principal amount of 3.98% Exchangeable Notes. Interest on the Exchangeable Notes is payable semi-annually in arrears on April 15 and October 15 of each year, beginning October 15, 2007. The Exchangeable Notes will mature on April 15, 2027 unless previously redeemed by GGPLP, repurchased by GGPLP or exchanged in accordance with their terms prior to such date. Prior to April 15, 2012, we will not have the right to redeem the Exchangeable Notes, except to preserve our status as a REIT. On or after April 15, 2012, we may redeem for cash all or part of the Exchangeable Notes at any time, at 100% of the principal amount of the Exchangeable Notes, plus accrued and unpaid interest, if any, to the redemption date. On each of April 15, 2012, April 15, 2017 and April 15, 2022, holders of the Exchangeable Notes may require us to repurchase the Exchangeable Notes, in whole or in part, for cash equal to 100% of the principal amount of Exchangeable Notes to be repurchased, plus accrued and unpaid interest.

        The Exchangeable Notes are exchangeable for GGP common stock or a combination of cash and common stock, at our option, upon the satisfaction of certain conditions, and any exchange currently is stayed by our Chapter 11 cases. The exchange rate for each $1,000 principal amount of the Exchangeable Notes is 11.27 shares of GGP common stock, which is subject to adjustment under certain circumstances. See Note 2 for information regarding the impact on our 2008 and 2007 comparative consolidated financial statements as the result of the new accounting guidance adopted as of January 1, 2009 relating to certain convertible debt instruments.

The Second Amended and Restated Credit Agreement (the "2006 Credit Facility").

        The 2006 Credit Facility provides for a $2.85 billion term loan (the "Term Loan") and a $650 million revolving credit facility. However, as of December 31, 2009, $1.99 billion of the Term Loan and $590.0 million of the revolving credit facility was outstanding under the 2006 credit facility and no further amounts were available to be drawn due to our Chapter 11 cases. The 2006 Credit Facility had a scheduled maturity of February 24, 2010. The interest rate, as of December 31, 2009, was LIBOR plus 1.25%.

        In May 2006 TRCLP sold $800.0 million of senior unsecured notes which provide for semi-annual, interest only payments at a rate of 6.75% and payment of the principal in full on May 1, 2013.

        Concurrently with the 2006 Credit Facility transaction, GGP Capital Trust I, a Delaware statutory trust (the "Trust") and a wholly-owned subsidiary of GGPLP, completed a private placement of $200 million of trust preferred securities ("TRUPS"). The Trust also issued $6.2 million of Common Securities to GGPLP. The Trust used the proceeds from the sale of the TRUPS and Common Securities to purchase $206.2 million of floating rate Junior Subordinated Notes of GGPLP due 2036. Distributions on the TRUPS are equal to LIBOR plus 1.45%. Distributions are cumulative and accrue from the date of original issuance. The TRUPS mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of the Junior

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6 MORTGAGES, NOTES AND LOANS PAYABLE (Continued)

Subordinated Notes. The Junior Subordinated Notes bear interest at LIBOR plus 1.45%. Though the Trust is a wholly-owned subsidiary of GGPLP, we are not the primary beneficiary of the Trust and, accordingly, it is not consolidated for accounting purposes. As a result, we have recorded the Junior Subordinated Notes as Mortgages, Notes and Loans Payable and our common equity interest in the Trust as Prepaid Expenses and Other Assets in our Consolidated Balance Sheets at December 31, 2009 and 2008.

        In conjunction with the TRC Merger, we acquired certain publicly-traded unsecured debt which totaled $1.45 billion at December 31, 2009 and 2008.

Debtor-in-Possession Facility

        On May 14, 2009, the Bankruptcy Court issued an order authorizing certain of the Debtors to enter into a Senior Secured Debtor in Possession Credit, Security and Guaranty Agreement among the Company, as co-borrower, GGP Limited Partnership, as co-borrower, certain of their subsidiaries, as guarantors, UBS AG, Stamford Branch, as agent, and the lenders party thereto (the "DIP Facility").

        The DIP Facility, which closed on May 15, 2009, provides for an aggregate commitment of $400.0 million (the "DIP Term Loan"), which was used to refinance the $215.0 million remaining balance on the short-term secured loan and the remainder of which has been used to provide additional liquidity to the Debtors during the pendency of their Chapter 11 Cases. The DIP Facility provides that principal outstanding on the DIP Term Loan bears interest at an annual rate equal to LIBOR (subject to a minimum LIBOR floor of 1.5%) plus 12% and matures at the earlier of May 16, 2011 or the effective date of a plan of reorganization of the 2010 Track Debtors and has an outstanding balance of $400.0 million at December 31, 2009.

        Subject to certain conditions being present, the Company will have the right to elect to repay all or a portion of the outstanding principal amount of the DIP Term Loan, plus accrued and unpaid interest thereon and all exit fees at maturity, by issuing (i) common stock of the Company to the lenders (the "Equity Conversion") or (ii) debt to the lenders, which would be issued for a three-year term, prepayable at any time without penalty or premium, and otherwise on terms substantially similar to those of the DIP Term Loan. Any Equity Conversion will be limited to the lenders' receipt of Company common stock equaling no more than (i) 8.0% of the Company common stock distributed in connection with the Debtors' plan of reorganization, as confirmed by the Bankruptcy Court (the "Plan of Reorganization") on a fully-diluted basis, or (ii) 9.9% of the Company common stock actually distributed in connection with the Plan of Reorganization on its effective date, without giving effect to common stock held back for the payment of contingencies. The DIP Credit Agreement contains customary non-financial covenants, representations and warranties, and events of default. Although the DIP Agreement contains no financial covenants, it does include obligations to periodically provide certain operating information concerning the Debtors directly to the DIP Agent.

Letters of Credit and Surety Bonds

        We had outstanding letters of credit and surety bonds of $112.8 million as of December 31, 2009 and $286.2 million as of December 31, 2008. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 INCOME TAXES

        We elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"), commencing with our taxable year beginning January 1, 1993. To qualify as a REIT, we must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of our ordinary taxable income and to distribute to stockholders or pay tax on 100% of capital gains and to meet certain asset and income tests. As discussed in Note 1, we obtained Bankruptcy Court approval to distribute $0.19 per share (no more than 10% in cash) to our stockholders (paid on January 28, 2010) to satisfy such GGPI REIT distribution requirements for 2009.

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

        We also have subsidiaries which we have elected to be treated as a TRS (also "TRS entities") and which are, therefore, subject to federal and state income taxes. Our primary TRS entities include GGMI and entities which own our master planned community properties as well as some operating properties. Current Federal income taxes of certain of these TRS entities are likely to increase in future years as we exhaust the net loss carryforwards of these entities and as certain master planned community developments are completed. Such increases could be significant.

        Effective March 31, 2007, through a series of transactions, a private REIT owned by GGPLP was contributed to TRCLP and one of our TRS entities became a qualified REIT subsidiary of that private REIT ("the Private REIT/TRS Restructuring"). This transaction resulted in a $328.4 million decrease in our net deferred tax liabilities, an approximate $7.4 million increase in our current taxes payable and an approximate $321.0 million income tax benefit related to the properties now owned by that private REIT.

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 INCOME TAXES (Continued)

        The provision for (benefit from) income taxes for the years ended December 31, 2009, 2008 and 2007 was as follows:

	2009	2008	2007
	(In thousands)
Current	$(15,443)	$27,605	$73,976
Deferred	833	(4,144)	(368,136)

Total	$(14,610)	$23,461	$(294,160)

        Income tax expense computed by applying the Federal corporate tax rate for the years ended December 31, 2009, 2008 and 2007 is reconciled to the provision for income taxes as follows:

	2009	2008	2007
	(In thousands)
Tax at statutory rate on earnings from continuing operations before income taxes	$(454,416)	$1,302	$(2,172)
Increase in valuation allowances, net	30,487	9,027	160
State income taxes, net of Federal income tax benefit	5,905	4,484	2,290
Tax at statutory rate on REIT earnings not subject to Federal income taxes	397,533	8,227	22,973
Tax benefit from change in tax rates, prior period adjustments and other permanent differences	4,775	(1,904)	(665)
Tax benefit from Private REIT/TRS restructuring	—	359	(320,956)
Uncertain tax position expense, excluding interest	866	(1,574)	(2,763)
Uncertain tax position interest, net of Federal income tax benefit	240	3,540	6,973

(Benefit from) Provision for income taxes	$(14,610)	$23,461	$(294,160)

        Realization of a deferred tax benefit is dependent upon generating sufficient taxable income in future periods. Our net operating loss carryforwards are currently scheduled to expire in subsequent years through 2030. Some of the net operating loss carryforward amounts are subject to annual limitations under Section 382 of the Code. This annual limitation under Section 382 is subject to modification if a taxpayer recognizes what are called "built-in gain items." It is possible that the Company could, in the future, experience a change in control pursuant to Section 382 that could put additional limits on the benefit of deferred tax assets.

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 INCOME TAXES (Continued)

        The amounts and expiration dates of operating loss and tax credit carryforwards for tax purposes for the TRS's are as follows:

	Amount	Expiration Dates
	(In thousands)
Net operating loss carryforwards—Federal	$114,459	2010 - 2030
Net operating loss carryforwards—State	89,696	2010 - 2030
Capital loss carryforwards	223	2013
Tax credit carryforwards—Federal AMT	847	N/A

        Each TRS and certain REIT entities subject to state income taxes is a tax paying component for purposes of classifying deferred tax assets and liabilities. As of December 31, 2009, the Company had gross deferred tax assets totaling $273.5 million, of which a valuation allowance of $40.6 million has been established against certain deferred tax assets, and gross deferred tax liabilities of $1.07 billion. Net deferred tax assets (liabilities) are summarized as follows:

	2009	2008
	(In thousands)
Total deferred tax assets	$69,225	$48,096
Valuation allowance	(40,610)	(10,123)

Net deferred tax assets	28,615	37,973
Total deferred tax liabilities	(866,400)	(868,978)

Net deferred tax liabilities	$(837,785)	$(831,005)

        Due to the uncertainty of the realization of certain tax carryforwards, we have established valuation allowances on those deferred tax assets that we do not reasonably expect to realize.

        The tax effects of temporary differences and carryforwards included in the net deferred tax liabilities at December 31, 2009 and 2008 are summarized as follows:

	2009	2008
	(In thousands)
Property, primarily differences in depreciation and amortization, the tax basis of land assets and treatment of interest and certain other costs	$(747,086)	$(772,761)
Other TRS property, primarily differences in basis of assets and liabilities	(372)	(15,481)
REIT deferred state tax liability	(9,653)	(7,579)
Deferred income	(269,933)	(219,666)
Interest deduction carryforwards	142,073	142,073
Operating loss and tax credit carryforwards	65,459	37,269
Residential property, primarily differences in tax basis	22,337	15,263
Valuation allowance	(40,610)	(10,123)

Net deferred tax liabilities	$(837,785)	$(831,005)

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 INCOME TAXES (Continued)

        The deferred tax liability associated with the master planned communities is largely attributable to the difference between the basis and value determined as the date of the acquisition of TRC in 2004 adjusted for sales that have occurred since that time. The cash cost related to this deferred tax liability is dependent upon the sales price of future land sales and the method of accounting used for income tax purposes. The deferred tax liability related to deferred income is the difference between the income tax method of accounting and the financial statement method of accounting for prior sales of land in our Master Planned Communities.

        Although we believe our tax returns are correct, the final determination of tax examinations and any related litigation could be different than what was reported on the returns. In the opinion of management, we have made adequate tax provisions for years subject to examination. Generally, we are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2005 through 2009 and are open to audit by state taxing authorities for years ending December 31, 2004 through 2009. In the fourth quarter of 2008, we effectively settled with the IRS with respect to the audits for the years 2001 through 2005 for two of our taxable REIT subsidiaries. In February 2009, we were notified that the IRS had commenced examination of the year ended December 31, 2007 with respect to two taxable REIT subsidiaries. We received a letter of Income Tax Examination Changes ("30 Day Letter") for the two taxable REIT subsidiaries with the proposed changes amounting to additional tax of $128.1 million. We timely filed a protest disputing the proposed changes. In December 2009, we were notified that the same two taxable REIT subsidiaries are also under audit for the year ended December 31, 2008. It is the Company's position that the pertinent tax law in question has been properly applied and reflected in the income tax returns for both 2008 and 2007. We are unable to determine when the examinations will be resolved.

        On January 1, 2007, we adopted a generally accepted accounting principle related to accounting for uncertainty in income taxes, which prescribes a recognition threshold that a tax position is required to meet before recognition in the financial statements and provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition issues.

        At January 1, 2007, we had total unrecognized tax benefits of $135.1 million, excluding accrued interest, of which approximately $69 million would impact our effective tax rate. These unrecognized tax benefits increased our income tax liabilities by $82.1 million, increased goodwill by $28.0 million and cumulatively reduced retained earnings by $54.1 million. As of January 1, 2007, we had accrued interest of $11.9 million related to these unrecognized tax benefits and no penalties. Prior to adoption of the generally accepted accounting principle related to accounting for uncertainty in income taxes, we did not treat either interest or penalties related to tax uncertainties as part of income tax expense. With the adoption of the generally accepted accounting principle related to accounting for uncertainty in income taxes, we have chosen to change this accounting policy. As a result, we will recognize and report interest and penalties, if necessary, within our provision for income tax expense from January 1, 2007 forward. We recognized potential interest expense related to the unrecognized tax benefits of $3.7 million, $2.7 million and $7.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. During the years ended December 31, 2009, 2008 and 2007 we recognized previously unrecognized tax benefits, excluding accrued interest, of ($6.2) million, $7.0 million and $20 million, respectively. The recognition of the previously unrecognized tax benefits resulted in the reduction of interest expense accrued related to these amounts. At December 31, 2009, we had total unrecognized

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7 INCOME TAXES (Continued)

tax benefits of $104.0 million, excluding interest, of which $32.0 million would impact our effective tax rate.

	2009	2008	2007
	(In thousands)
Unrecognized tax benefits, opening balance	$112,915	$127,109	$135,062
Gross increases—tax positions in prior period	41	3,336	1,970
Gross increases—tax positions in current period	6,969	3,637	10,029
Gross decreases—tax positions in prior period	(15,950)	(3,549)	—
Lapse of statute of limitations	—	(17,618)	(19,952)

Unrecognized tax benefits, ending balance	$103,975	$112,915	$127,109

        Based on our assessment of the expected outcome of existing examinations or examinations that may commence, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits, excluding accrued interest, for tax positions taken regarding previously filed tax returns will materially change from those recorded at December 31, 2009. A material change in unrecognized tax benefits could have a material effect on our statements of income and comprehensive income. As of December 31, 2009, there is $94.3 million of unrecognized tax benefits, excluding accrued interest, which due to the reasons above, could significantly increase or decrease during the next twelve months.

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

        Distributions paid on our common stock and their tax status, as sent to our shareholders, is presented in the following table. The tax status of GGP distributions in 2009, 2008 and 2007 may not be indicative of future periods.

	2009	2008	2007
Ordinary income	$0.103	$1.425	$0.926
Return of capital	—	—	—
Qualified dividends	—	—	0.501
Capital gain distributions	0.087	0.075	0.423

Distributions per share	$0.190	$1.500	$1.850

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8 RENTALS UNDER OPERATING LEASES

        We receive rental income from the leasing of retail and other space under operating leases. The minimum future rentals based on operating leases of our Consolidated Properties held as of December 31, 2009 are as follows:

Year	Amount
(In thousands)
2010	$1,574,692
2011	1,455,964
2012	1,291,194
2013	1,137,631
2014	988,367
Subsequent	3,183,947

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

NOTE 9 TRANSACTIONS WITH AFFILIATES

        Management and other fee revenues primarily represent management and leasing fees, development fees, financing fees and fees for other ancillary services performed for the benefit of certain of the Unconsolidated Real Estate Affiliates and for properties owned by third parties. Fees earned from the Unconsolidated Properties totaled $76.6 million in 2009, $74.3 million in 2008 and $83.4 million in 2007. Such fees are recognized as revenue when earned.

NOTE 10 STOCK-BASED COMPENSATION PLANS

Incentive Stock Plans

        Prior to the Chapter 11 Cases, we granted qualified and non-qualified stock options and restricted stock to officers and key employees through the 2003 Incentive Stock Plan (the "2003 Incentive Plan"). The 2003 Incentive Plan provides for the issuance of 9,000,000 shares, of which 5,625,232 shares (4,878,500 stock options and 746,732 restricted shares) have been granted as of December 31, 2009, subject to certain customary adjustments to prevent dilution. Additionally, the Compensation Committee of the Board of Directors grants employment inducement awards to senior executives on a discretionary basis, and in the fourth quarter of 2008, granted 1,800,000 stock options to two senior executives. Stock options are granted by the Compensation Committee of the Board of Directors at an exercise price of not less than 100% of the Fair Value of our common stock on the date of the grant. The terms of the options are determined by the Compensation Committee.

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 STOCK-BASED COMPENSATION PLANS (Continued)

        The following tables summarize stock option activity for the 2003 Incentive Stock Plan as of and for the years ended December 31, 2009, 2008 and 2007.

	2009		2008		2007
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Stock options outstanding at January 1	4,730,000	$33.01	3,053,000	$51.21	3,167,348	$38.41
Granted	—	—	1,800,000	3.73	1,205,000	65.81
Exercised	—	—	(23,000)	15.24	(1,318,748)	33.81
Forfeited	(290,000)	54.66	(100,000)	65.81	—	—
Expired	(198,500)	30.78	—	—	(600)	9.99

Stock options outstanding at December 31	4,241,500	$31.63	4,730,000	$33.01	3,053,000	$51.21

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price
$0 - $6.5810	1,800,000	3.8	$3.73	1,800,000	3.8	$3.73
$6.5811 - $13.1620	3,000	0.3	9.99	3,000	0.3	9.99
$13.1621 - $19.7430	50,000	2.7	15.49	50,000	2.7	15.49
$32.9051 - $39.4860	531,000	0.1	35.59	531,000	0.1	35.59
$39.4861 - $46.0670	30,000	0.2	44.59	30,000	0.2	44.59
$46.0671 - $52.6480	862,500	0.9	49.75	787,500	0.9	49.68
$59.2291 - $65.8100	965,000	1.7	65.81	703,000	1.7	65.81

Total	4,241,500	2.3	$31.63	3,904,500	2.3	$28.98

Intrinsic value (in thousands)	$14,099			$14,099

        The intrinsic value of outstanding and exercisable stock options as of December 31, 2009 represents the excess of our closing stock price on that date, $11.56, over the exercise price multiplied by the applicable number of shares that may be acquired upon exercise of stock options, and is not presented in the table above if the result is a negative value. The intrinsic value of exercised stock options represents the excess of our stock price at the time the option was exercised over the exercise price and was $0.6 million for options exercised during 2008 and $39.3 million for options exercised during 2007. No stock options were exercised during 2009.

        The weighted-average Fair Value of stock options as of the grant date was $1.94 for stock options granted during 2008 and $11.07 for stock options granted during 2007. No stock options were granted during 2009.

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 STOCK-BASED COMPENSATION PLANS (Continued)

        Prior to 2007, stock options generally vested 20% at the time of the grant and in 20% annual increments thereafter. In February 2007, however, in lieu of awarding options similar in size to prior years to two of our senior executives, the Compensation Committee of our Board of Directors accelerated the vesting of options held by these executives so that all such options became immediately vested and exercisable. As a result, the vesting of 705,000 options was accelerated and compensation expense of $4.1 million which would have been recognized in 2007 through 2010 was recognized in the first quarter of 2007.

Restricted Stock

        Pursuant to the 2003 Stock Incentive Plan, we make restricted stock grants to certain employees and non-employee directors. The vesting terms of these grants are specific to the individual grant. The vesting terms vary in that a portion of the shares vest either immediately or on the first anniversary and the remainder vest in equal annual amounts over the next two to five years. Participating employees must remain employed for vesting to occur (subject to certain exceptions in the case of retirement). Shares that do not vest are forfeited. Dividends are paid on restricted stock and are not returnable, even if the underlying stock does not ultimately vest.

        The following table summarizes restricted stock activity for the respective grant years as of and for the years ended December 31, 2009, 2008, and 2007.

	2009		2008		2007
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock grants outstanding as of January 1	410,767	$41.29	136,498	$59.75	72,666	$47.62
Granted	70,000	2.10	360,232	35.69	96,500	65.29
Vested	(135,706)	35.38	(53,164)	54.24	(32,668)	49.11
Canceled	(69,628)	46.04	(32,799)	35.65	—	—

Nonvested restricted stock grants outstanding as of December 31	275,433	$33.04	410,767	$41.29	136,498	$59.75

        The total Fair Value of restricted stock grants which vested during 2009 was $0.1 million, during 2008 was $2.0 million and during 2007 was $2.0 million.

Threshold-Vesting Stock Options

        Under the 1998 Incentive Stock Plan (the "1998 Incentive Plan"), stock incentive awards to employees in the form of threshold-vesting stock options ("TSOs") have been granted. The exercise price of the TSO is the Current Market Price ("CMP") as defined in the 1998 Incentive Plan of our common stock on the date the TSO is granted. In order for the TSOs to vest, our common stock must achieve and sustain the applicable threshold price for at least 20 consecutive trading days at any time during the five years following the date of grant. Participating employees must remain employed until

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 STOCK-BASED COMPENSATION PLANS (Continued)

vesting occurs in order to exercise the options. The threshold price is determined by multiplying the CMP on the date of grant by an Estimated Annual Growth Rate (7%) and compounding the product over a five-year period. TSOs granted in 2004 and thereafter must be exercised within 30 days of the vesting date. TSOs granted prior to 2004, all of which have vested, have a term of up to 10 years. Under the 1998 Incentive Plan, 8,163,995 options have been granted as of December 31, 2009, subject to certain customary adjustments to prevent dilution. No TSOs were granted in 2008 or 2009 and the 1998 Incentive Plan terminated December 31, 2008.

        The following table summarizes TSO activity as of December 31, 2009 by grant year.

TSO Grant Year
2007
TSOs outstanding at January 1, 2009	1,079,194
Forfeited(1)	(125,311)
Vested and exercised	—

TSOs outstanding at December 31, 2009(2)	953,883

Intrinsic value(3)	$—
Intrinsic value—options exercised	—
Fair value—options exercised	—
Cash received—options exercised	—
Exercise price(4)	$65.81
Threshold price	92.30
Fair value of options on grant date	9.54
Remaining contractual term (in years)	2.1

(1)
No TSO expirations for years presented.

(2)
TSOs outstanding at December 31, 2009 for the years 2006 and prior were 1,014,642.

(3)
Intrinsic value is not presented if result is a negative number.

(4)
A weighted average exercise price is not applicable as there is only one grant date and issuance per year.

        The Company has a $200 million per fiscal year common stock repurchase program which gives us the ability to acquire some or all of the shares of common stock to be issued upon the exercise of the TSOs or the Contingent Stock Agreement under which we assumed the obligations of TRC to issue shares of common stock to the beneficiaries thereunder (the "CSA") (Note 14). During 2008 and in 2009, no shares were repurchased and, during the pendency of our Chapter 11 Cases, no stock repurchases are expected.

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 STOCK-BASED COMPENSATION PLANS (Continued)

Other Required Disclosures

        Historical data, such as the past performance of our common stock and the length of service by employees, is used to estimate expected life of the stock options, TSOs and our restricted stock and represents the period of time the options or grants are expected to be outstanding. No TSOs were granted during the years ended December 31, 2009 and 2008 and no stock options were granted during 2009. The Fair Values of TSOs granted in 2007 were estimated using the binomial method. The value of restricted stock grants is calculated as the average of the high and low stock prices on the date of the initial grant. The Fair Values of all other stock options were estimated on the date of grant using the Black-Scholes-Merton option pricing model. These Fair Values are affected by our stock price as well as assumptions regarding a number of highly complex and subjective variables. Expected volatilities are based on historical volatility of our stock price as well as that of our peer group, implied volatilities and various other factors. The weighted average estimated value of TSOs granted during 2007 and stock options granted during 2007 and 2008 were based on the following assumptions:

	2008	2007
Risk-free interest rate	1.68%	4.70%
Dividend yield	4.00%	4.00%
Expected volatility	97.24%	24.72%
Expected life (in years)	3.0	5.0

        Compensation expense related to the Incentive Stock Plans, TSOs and restricted stock was $8.6 million in 2009, $6.8 million in 2008 and $16.9 million in 2007.

        As of December 31, 2009, total compensation expense which had not yet been recognized related to nonvested options, TSOs and restricted stock grants was $14.7 million. Of this total, $8.4 million is expected to be recognized in 2010, $5.6 million in 2011 and $0.7 million in 2012. These amounts may be impacted by future grants, changes in forfeiture estimates or vesting terms, actual forfeiture rates which differ from estimated forfeitures and/or timing of TSO vesting.

Employee Stock Purchase Plan

        The General Growth Properties, Inc. Employee Stock Purchase Plan (the "ESPP"), which was terminated effective June 30, 2009 and had been suspended from June 2008 through June 2009, was established to assist eligible employees in acquiring stock ownership interest in GGP. Under the ESPP, eligible employees made payroll deductions over a six-month purchase period. At the end of each six-month purchase period, the amounts withheld were used to purchase shares of our common stock at a purchase price equal to 85% of the lesser of the closing price of a share of a common stock on the first or last trading day of the purchase period. The ESPP was considered a compensatory plan in accordance with the generally accepted accounting principles related to share—based payments.            From inception through June 30, 2009, an aggregate of 1.7 million shares of our common stock had been purchased by eligible employees under the ESPP. Compensation expense related to the ESPP was $1.0 million in 2008 and $2.0 million in 2007. No compensation expense was recognized in 2009.

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10 STOCK-BASED COMPENSATION PLANS (Continued)

Defined Contribution Plan

        We sponsor the General Growth 401(k) Savings Plan (the "401(k) Plan") which permits all eligible employees to defer a portion of their compensation in accordance with the provisions of Section 401(k) of the Code. Subject to certain limitations (including an annual limit imposed by the Code), each participant is allowed to make before-tax contributions up to 50% of gross earnings, as defined. We add to a participant's account through a matching contribution up to 5% of the participant's annual earnings contributed to the 401(k) Plan. We match 100% of the first 4% of earnings contributed by each participant and 50% of the next 2% of earnings contributed by each participant. We recognized expense resulting from the matching contributions of $9.1 million in 2009, $10.7 million in 2008, and $10.2 million in 2007.

Dividend Reinvestment and Stock Purchase Plan

        The Dividend Reinvestment and Stock Purchase Plan ("DRSP") was terminated on the Petition Date. In general, the DRSP had allowed participants to purchase our common stock from dividends received or additional cash investments. The stock was purchased at current market price, but no fees or commissions were charged to the participant. As of the Petition Date, an aggregate of 837,604 shares of our common stock had been issued under the DRSP.

NOTE 11 OTHER ASSETS AND LIABILITIES

        The following table summarizes the significant components of prepaid expenses and other assets.

	December 31, 2009	December 31, 2008
	(In thousands)
Below-market ground leases (Note 2)	$241,676	$247,553
Receivables—finance leases and bonds	119,506	118,543
Security and escrow deposits	99,685	156,574
Prepaid expenses	88,651	63,879
Real estate tax stabilization agreement (Note 2)	71,607	75,531
Special Improvement District receivable	48,713	51,314
Above-market tenant leases (Note 2)	34,339	51,308
Deferred tax, net of valuation allowances	28,615	37,973
Other	21,955	32,780

	$754,747	$835,455

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 11 OTHER ASSETS AND LIABILITIES (Continued)

        The following table summarizes the significant components of accounts payable, accrued expenses and other liabilities.

	December 31, 2009	December 31, 2008
	(In thousands)
Accounts payable and accrued expenses	$434,911	$263,167
Accrued interest	366,398	115,968
Construction payable	150,746	257,178
Uncertain tax position liability	129,413	134,646
Accrued payroll and other employee liabilities	104,926	62,591
Accrued real estate taxes	88,511	90,663
Hughes participation payable (Note 8)	68,378	73,325
Deferred gains/income	67,611	62,716
Below-market tenant leases (Note 2)	63,290	88,756
Conditional asset retirement obligation liability	24,601	23,499
Tenant and other deposits	23,250	24,452
Derivative financial instruments	—	27,715
Funded defined contribution plan liabilities	—	7,517
Other	212,861	306,956

Total accounts payable and accrued expenses	1,734,896	1,539,149
Less: amounts subject to compromise (Note 1)	(612,008)	—

Accounts payable and accrued expenses not subject to compromise	$1,122,888	$1,539,149

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 NONCONTROLLING INTERESTS

        The following table reflects the activity of the redeemable noncontrolling interests for the years ended December 31, 2009, 2008 and 2007.

(In thousands)
Balance at December 31, 2006 (as adjusted)	$3,109,732
Net income	69,472
Distributions	(169,522)
Conversion of operating partnership units into common shares	(7,695)
Conversion of convertible preferred units to common shares	(488)
Other comprehensive income	5,486
Adjustment for noncontrolling interests in operating partnership	65,431
Adjust redeemable noncontrolling interests	(713,515)

Balance at December 31, 2007	$2,358,901

Net income	11,499
Distributions	(88,328)
Conversion of operating partnership units into common shares	(9,147)
Conversion of convertible preferred units to common shares	(250)
Other comprehensive loss	(18,160)
Adjustment for noncontrolling interests in operating partnership	117,447
Adjust redeemable noncontrolling interests	(1,872,037)

Balance at December 31, 2008	$499,925

Net loss	(21,959)
Distributions	(9,433)
Conversion of operating partnership units into common shares	(324,489)
Other comprehensive income	10,573
Adjustment for noncontrolling interests in operating partnership	(13,200)
Adjust redeemable noncontrolling interests	65,416

Balance at December 31, 2009	$206,833

        On January 2, 2009, MB Capital Units LLC, pursuant to the Rights Agreement, converted 42,350,000 Common Units (approximately 13% of all outstanding Common Units, including those owned by GGP) in the Company's Operating Partnership into 42,350,000 shares of GGP common stock.

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12 NONCONTROLLING INTERESTS (Continued)

        The Operating Partnership has also issued Convertible Preferred Units, which are convertible, with certain restrictions, at any time by the holder into Common Units of the Operating Partnership at the following rates (subject to adjustment):

Number of Common Units for each Preferred Unit
Series B—JP Realty	3.000
Series D—Foothills Mall	1.508
Series E—Four Seasons Town Centre	1.298

NOTE 13 ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME

        Components of accumulated other comprehensive (loss) income as of December 31, 2009 and 2008 are as follows:

	2009	2008
	(In thousands)
Net unrealized losses on financial instruments	$(14,673)	$(27,903)
Accrued pension adjustment	(1,704)	(2,110)
Foreign currency translation	16,166	(25,634)
Unrealized losses on available-for-sale securities	(38)	(481)

	$(249)	$(56,128)

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

        We lease land or buildings at certain properties from third parties. The leases generally provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. Rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease. Contractual rental expense, including participation rent, was $19.0 million in 2009, $19.3 million in 2008 and $19.5 million in 2007, while the same rent expense excluding amortization of above and below-market ground leases and straight-line rents, as presented in our consolidated financial statements, was $12.7 million in 2009, $12.4 million in 2008 and $12.0 million in 2007.

        We have, in the past, periodically entered into contingent agreements for the acquisition of properties. Each acquisition subject to such agreements was subject to satisfactory completion of due diligence and, in the case of property acquired under development, completion of the project. In conjunction with the acquisition of The Grand Canal Shoppes in 2004, we entered into an agreement (the "Phase II Agreement") to acquire the multi-level retail space that is part of The Shoppes at The Palazzo in Las Vegas, Nevada (The "Phase II Acquisition") which is connected to the existing Venetian

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 COMMITMENTS AND CONTINGENCIES (Continued)

and the Sands Expo and Convention Center facilities and The Grand Canal Shoppes. The project opened on January 18, 2008. The acquisition closed on February 29, 2008 for an initial purchase price payment of $290.8 million, which was primarily funded with $250.0 million of new variable-rate short-term debt collateralized by the property and for Federal income tax purposes was used as replacement property in a like-kind exchange. The Phase II Agreement provides for additional purchase price payments based on net operating income, as defined, of the Phase II retail space. Such additional payments, if any, are to be made during the 30 months after closing with the final payment being subject to re-adjustment 48 months after closing. Although we have currently estimated that no additional amounts will be paid pursuant to the Phase II Agreement, the total final purchase price of the Phase II Acquisition could be different than the current estimate.

        See Note 7 for our obligations related to uncertain tax positions for disclosure of additional contingencies.

        The following table summarizes the contractual maturities of our long-term commitments. Both long-term debt and ground leases include the related purchase accounting Fair Value adjustments:

	2010	2011	2012	2013	2014	Subsequent / Other	Total
				(In thousands)
Long-term debt-principal(1)	$1,114,925	$191,366	$1,006,706	$481,140	$1,626,788	$2,879,847	$7,300,772
Retained debt-principal	119,694	775	37,742	—	—	—	158,211
Ground lease payments	14,547	14,365	14,336	14,381	14,444	543,378	615,451
Uncertainty in income taxes, including interest	—	—	—	—	—	129,413	129,413

Total	$1,249,166	$206,506	$1,058,784	$495,521	$1,641,232	$3,552,638	$8,203,847

(1)
Excludes $17.16 billion of long-term debt-principal that is subject to compromise and the effect of any principal accelerations due to cross defaults or other revisions to our debt agreements due to conditions described in Note 1.

Contingent Stock Agreement

        In conjunction with GGP's acquisition of The Rouse Company ("TRC") in November 2004, GGP assumed TRC's obligations under a CSA. TRC entered into the CSA in 1996 when it acquired The Hughes Corporation ("Hughes"). This acquisition included various assets, including Summerlin (the "CSA Assets"), a development in GGP's Master Planned Communities segment. The CSA is an unsecured obligation of GGP and therefore, GGP's obligations to the former Hughes owners or their successors (the "Beneficiaries") under the CSA are, and will be, subject to treatment in accordance with applicable requirements of the bankruptcy law and any plan of reorganization that may be confirmed by the Bankruptcy Court.

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 14 COMMITMENTS AND CONTINGENCIES (Continued)

        Under the terms of the CSA, GGP was required through August 2009 to issue shares of its common stock semi-annually (February and August) to the Beneficiaries with the number of shares to be issued in any period based on cash flows from the development and/or sale of the CSA Assets and GGP's stock price. The Beneficiaries' share of earnings from the CSA Assets is accounted for as a land sales operations expense. During 2009, GGP was not obligated to deliver any shares of its common stock under the CSA as the net development and sales cash flows were negative for the applicable periods. During 2008, 356,661 shares of GGP common stock (from treasury shares) were delivered to the Beneficiaries pursuant to the CSA.

        Under the terms of the CSA, GGP is also required to make a final distribution to the Beneficiaries in 2010, following a final valuation of the remaining CSA Assets as of December 31, 2009. The CSA sets forth a methodology for establishing this final valuation and requires the payment, if any, be made in shares of GGP common stock. GGP would account for any final distribution to the Beneficiaries as an additional GGP investment in the CSA Assets (that is, contingent consideration). However, since GGP's plan of reorganization is still being developed, treatment of the CSA and the final distribution amount, if any, to the Beneficiaries cannot currently be determined and, therefore, no liability for any final distribution amount is probable or estimable at December 31, 2009. The carrying amount of the CSA Assets as reflected in the Company's Consolidated Financial Statements is not the final valuation, and should not be relied upon for purposes of determining, or estimating, the final distribution amount, if any, to the Beneficiaries.

NOTE 15 RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        On June 12, 2009, the FASB issued new generally accepted accounting guidance that amends the consolidation guidance applicable to variable interest entities. The amendments to the consolidation guidance affect all entities and enterprises currently within the scope of the previous guidance and are effective to the Company on January 1, 2010. Although the amendments significantly affected the overall consolidation analysis under previously issued guidance, we do not expect changes to our consolidated financial statements for this new guidance.

        In June 2009, the FASB issued new generally accepted accounting guidance related to the accounting standards codification and the hierarchy of generally accepted accounting principles. The codification's content will carry the same level of authority, effectively superseding previous related guidance. The GAAP hierarchy has been modified to include only two levels of GAAP: authoritative and nonauthoritative. This new guidance was effective for us in the third quarter of 2009. The effect of the implementation of this new guidance on our consolidated financial statements resulted in the conversion of previously referenced specific accounting guidance to a "plain English" reference.

NOTE 16 SEGMENTS

        We have two business segments which offer different products and services. Our segments are managed separately because each requires different operating strategies or management expertise. We do not distinguish or group our consolidated operations on a geographic basis. Further, all material

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16 SEGMENTS (Continued)

operations are within the United States and no customer or tenant comprises more than 10% of consolidated revenues. Our reportable segments are as follows:

  •
  Retail and Other—includes the operation, development and management of retail and other rental property, primarily shopping centers

  •
  Master Planned Communities—includes the development and sale of land, primarily in large-scale, long-term community development projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas, and our one residential condominium project located in Natick (Boston), Massachusetts

        The operating measure used to assess operating results for the business segments is Real Estate Property Net Operating Income ("NOI") which represents the operating revenues of the properties less property operating expenses, exclusive of depreciation and amortization and, with respect to our retail and other segment, provisions for impairment. Management believes that NOI provides useful information about a property's operating performance.

        The accounting policies of the segments are the same as those described in Note 2, except that we report Unconsolidated Real Estate Affiliates using the proportionate share method rather than the equity method. Under the proportionate share method, our share of the revenues and expenses of the Unconsolidated Properties are combined with the revenues and expenses of the Consolidated Properties. Under the equity method, our share of the net revenues and expenses of the Unconsolidated Properties are reported as a single line item, Equity in income of Unconsolidated Real Estate Affiliates, in our Consolidated Statements of Income and Comprehensive Income. This difference affects only the reported revenues and operating expenses of the segments and has no effect on our reported net earnings. In addition, other revenue includes the NOI of discontinued operations and is reduced by the NOI attributable to our noncontrolling interest partners in consolidated joint ventures.

        The total cash expenditures for additions to long-lived assets for the Master Planned Communities segment was $78.2 million for the year ended December 31, 2009, $166.1 million for the year ended December 31, 2008 and $243.3 million for the year ended December 31, 2007. Similarly, cash expenditures for long-lived assets for the Retail and Other segment was $252.8 million for the year ended December 31, 2009, $1.19 billion for the year ended December 31, 2008 and $1.50 billion for the year ended December 31, 2007. Such amounts for the Master Planned Communities segment and the Retail and Other segment are included in the amounts listed as Land/residential development and acquisitions expenditures and Acquisition/development of real estate and property additions/improvements, respectively, in our Consolidated Statements of Cash Flows.

        The total amount of goodwill, as presented on our Consolidated Balance Sheets, is included in our Retail and Other segment.

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16 SEGMENTS (Continued)

        Segment operating results are as follows:

	Year Ended December 31, 2009
	Consolidated Properties	Unconsolidated Properties	Segment Basis
	(In thousands)
Retail and Other
Property revenues:
Minimum rents	$1,992,046	$388,997	$2,381,043
Tenant recoveries	883,595	158,160	1,041,755
Overage rents	52,306	7,779	60,085
Other, including noncontrolling interests	85,815	56,320	142,135

Total property revenues	3,013,762	611,256	3,625,018

Property operating expenses:
Real estate taxes	280,895	47,661	328,556
Repairs and maintenance	232,624	37,275	269,899
Marketing	34,363	7,225	41,588
Other property operating costs	416,332	115,659	531,991
Provision for doubtful accounts	30,331	6,131	36,462

Total property operating expenses	994,545	213,951	1,208,496

Retail and other net operating income	2,019,217	397,305	2,416,522

Master Planned Communities
Land sales	45,997	37,993	83,990
Land sales operations	(50,807)	(33,684)	(84,491)

Master Planned Communities net operating (loss) income before provision for impairment	(4,810)	4,309	(501)
Provision for impairment	(108,691)	—	(108,691)

Master Planned Communities net operating (loss) income	(113,501)	4,309	(109,192)

Real estate property net operating income	$1,905,716	$401,614	$2,307,330

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16 SEGMENTS (Continued)

	Year Ended December 31, 2008
	Consolidated Properties	Unconsolidated Properties	Segment Basis
	(In thousands)
Retail and Other
Property revenues:
Minimum rents	$2,085,758	$383,003	$2,468,761
Tenant recoveries	927,332	159,499	1,086,831
Overage rents	72,882	9,461	82,343
Other, including noncontrolling interests	112,160	62,081	174,241

Total property revenues	3,198,132	614,044	3,812,176

Property operating expenses:
Real estate taxes	274,317	44,934	319,251
Repairs and maintenance	234,987	36,800	271,787
Marketing	43,426	8,501	51,927
Other property operating costs	436,804	123,234	560,038
Provision for doubtful accounts	17,873	3,442	21,315

Total property operating expenses	1,007,407	216,911	1,224,318

Retail and other net operating income	2,190,725	397,133	2,587,858

Master Planned Communities
Land sales	66,557	72,189	138,746
Land sales operations	(63,441)	(46,311)	(109,752)

Master Planned Communities net operating income before provision for impairment	3,116	25,878	28,994
Provision for impairment	(40,346)	—	(40,346)

Master Planned Communities net operating (loss) income	(37,230)	25,878	(11,352)

Real estate property net operating income	$2,153,495	$423,011	$2,576,506

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16 SEGMENTS (Continued)

	Year Ended December 31, 2007
	Consolidated Properties	Unconsolidated Properties	Segment Basis
	(In thousands)
Retail and Other
Property revenues:
Minimum rents	$1,933,674	$406,241	$2,339,915
Tenant recoveries	859,801	173,486	1,033,287
Overage rents	89,016	12,213	101,229
Other, including noncontrolling interests	115,910	82,884	198,794

Total property revenues	2,998,401	674,824	3,673,225

Property operating expenses:
Real estate taxes	246,484	50,478	296,962
Repairs and maintenance	216,536	40,559	257,095
Marketing	54,664	12,233	66,897
Other property operating costs	418,295	150,149	568,444
Provision for doubtful accounts	5,426	1,978	7,404

Total property operating expenses	941,405	255,397	1,196,802

Retail and other net operating income	2,056,996	419,427	2,476,423

Master Planned Communities
Land sales	145,649	85,017	230,666
Land sales operations	(116,708)	(57,813)	(174,521)

Master Planned Communities net operating income before provision for impairment	28,941	27,204	56,145
Provision for impairment	(127,600)	—	(127,600)

Master Planned Communities net operating (loss) income	(98,659)	27,204	(71,455)

Real estate property net operating income	$1,958,337	$446,631	$2,404,968

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16 SEGMENTS (Continued)

        The following reconciles NOI to GAAP-basis operating income and income from continuing operations:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Real estate property net operating income:
Segment basis	$2,307,330	$2,576,506	$2,404,968
Unconsolidated Properties	(401,614)	(423,011)	(446,631)

Consolidated Properties	1,905,716	2,153,495	1,958,337
Management and other fees	65,268	85,773	106,584
Property management and other costs	(176,876)	(184,738)	(198,610)
General and administrative	(28,608)	(39,245)	(37,005)
Strategic initiatives	(67,341)	(18,727)	—
Litgation recovery (provision)	—	57,145	(89,225)
Provisions for impairment	(1,115,119)	(76,265)	(2,933)
Depreciation and amortization	(755,161)	(759,930)	(670,454)
Noncontrolling interest in NOI of Consolidated Properties and other	10,787	11,063	11,167

Operating income	(161,334)	1,228,571	1,077,861
Interest income	3,321	3,197	8,641
Interest expense	(1,311,283)	(1,325,273)	(1,191,466)
Benefit from (provision for) income taxes	14,610	(23,461)	294,160
Equity in income of Unconsolidated Real Estate Affiliates	4,635	80,594	158,401
Reorganization items	146,190	—	—

(Loss) income from continuing operations	$(1,303,861)	$(36,372)	$347,597

        The following reconciles segment revenues to GAAP-basis consolidated revenues:

	Years Ended December 31,
	2009	2008	2007
	(In thousands)
Segment basis total property revenues	$3,625,018	$3,812,176	$3,673,225
Unconsolidated segment revenues	(611,256)	(614,044)	(674,824)
Consolidated land sales	45,997	66,557	145,649
Management and other fees	65,268	85,773	106,584
Noncontrolling interest in NOI of Consolidated Properties and other	10,787	11,063	11,167

GAAP-basis consolidated total revenues	$3,135,814	$3,361,525	$3,261,801

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16 SEGMENTS (Continued)

        The assets by segment and the reconciliation of total segment assets to the total assets in the consolidated financial statements at December 31, 2009 and 2008 are summarized as follows:

	2009	2008
	(In thousands)
Retail and Other	$28,166,899	$29,931,570
Master Planned Communities	2,095,415	2,174,015

Total segment assets	30,262,314	32,105,585
Unconsolidated Properties	(4,609,763)	(4,481,818)
Corporate and other	2,497,223	1,933,563

Total assets	$28,149,774	$29,557,330

NOTE 17 QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2009
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except for per share amounts)
Total revenues	$788,640	$792,095	$760,961	$794,118
Operating (loss) income(1)	(95,438)	193,590	201,206	(460,692)
Loss from continuing operations(1)	(404,145)	(158,581)	(117,454)	(623,681)
(Loss) income from discontinued operations	(55)	—	29	(940)
Net loss attibutable to common shareholders	(396,082)	(158,402)	(117,847)	(612,358)
Loss per share from continuing operations(2):
Basic	(1.27)	(0.51)	(0.38)	(1.96)
Diluted	(1.27)	(0.51)	(0.38)	(1.96)
Loss per share(2):
Basic	(1.27)	(0.51)	(0.38)	(1.96)
Diluted	(1.27)	(0.51)	(0.38)	(1.96)
Dividends declared per share	—	—	—	0.19
Weighted-average shares outstanding:
Basic	310,868	312,337	312,363	312,382
Diluted	310,868	312,337	312,363	312,382

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17 QUARTERLY FINANCIAL INFORMATION (UNAUDITED) (Continued)

	2008
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except for per share amounts)
Total revenues	$830,322	$815,618	$814,701	$900,884
Operating income(1)	318,280	304,447	257,671	348,173
Income (loss) from continuing operations(1)	7,581	872	(40,286)	(4,539)
Income (loss) from discontinued operations	—	37,060	18,023	(39)
Net income (loss) attibutable to common shareholders	3,360	28,751	(20,859)	(6,533)
Earnings (loss) per share from continuing operations:
Basic	0.01	—	(0.13)	(0.02)
Diluted	0.01	—	(0.13)	(0.02)
Earnings (loss) per share:
Basic	0.01	0.12	(0.08)	(0.02)
Diluted(2)	0.01	0.12	(0.08)	(0.02)
Dividends declared per share	0.50	0.50	0.50	—
Weighted-average shares outstanding:
Basic	244,765	267,369	267,945	268,569
Diluted	244,918	267,369	267,945	268,569

(1)
Operating loss and loss from continuing operations in the fourth quarter of 2009 were primarily due to provisions for impairment (Note 2) and property level bankruptcy claims. Such losses were partially offset by gains on liabilities subject to compromise (Note 2).

(2)
Earnings (loss) per share for the quarters do not add up to the annual earnings per share due to the issuance of additional common stock during the year.

        As more fully described in Note 2, the Company, under applicable GAAP guidance, was deemed to incur compensation expense as a result of a series of loans made to two officers of the Company by an affiliate of certain Bucksbaum family trusts. The independent members of the Company's Board of Directors learned of these loans in October 2008 and the aggregate deemed compensation expense amount of approximately $15.4 million, before noncontrolling interest, was recorded as a general and administrative expense (a component of operating income) in the fourth quarter of 2008. This amount is a cumulative correction of an error as no expense amounts for these loans were recorded or reflected in the above schedules of unaudited quarterly financial information for the first, second or third quarters of 2008. Had the deemed compensation expense been recorded in the applicable periods, operating income would have declined by approximately $2.9 million, $59 thousand and $12.1 million, respectively, for the first, second and third quarters of 2008, respectively. For net income, which is presented net of noncontrolling interest, net income would have been lower by approximately $2.4 million, $50 thousand and $10.1 million for the first, second and third quarters of 2008, respectively. If this deemed expense had been recorded in the applicable quarters as just discussed rather than as a correction of an error in the fourth quarter of 2008, fourth quarter 2008 operating income would have increased by the full amount of the correction recorded ($15.4 million) and net income (presented net of noncontrolling interest) would have increased by $12.8 million. We have assessed the impacts to the previously reported quarters of 2008 (and the related year-to-date 2008 amounts), and the impact of the cumulative correction recorded in the fourth quarter of 2008, and concluded that all such impacts are immaterial. Accordingly, we have determined that no restatement of previously issued financial statements or information is necessary and, therefore, no such restatement is reflected in the above presentation of unaudited quarterly financial information for the deemed compensation expense correction recorded.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
General Growth Properties, Inc.
Chicago, Illinois

        We have audited the consolidated financial statements of General Growth Properties, Inc. (Debtor-in-Possession) and subsidiaries (the "Company") as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, and the Company's internal control over financial reporting as of December 31, 2009, and have issued our reports thereon dated March 1, 2010 (for which the report on the consolidated financial statements expresses an unqualified opinion and includes explanatory paragraphs regarding the Company's bankruptcy proceedings, the Company's ability to continue as a going concern and the Company's change in methods of accounting for noncontrolling interests and convertible debt instruments); such consolidated financial statements and reports are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in the Index to Consolidated Financial Statements and Consolidated Financial Statement Schedule on page F-1 of this Form 10-K. This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Chicago, Illinois
March 1, 2010

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION
DECEMBER 31, 2009

					Costs Capitalized Subsequent to Acquisition(c)		Gross Amounts at Which Carried at Close of Period(d)						Life Upon Which Latest Income Statement is Computed
			Initial Cost(b)
Name of Center	Location	Encumbrances(a)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation(e)	Date of Construction	Date Acquired
		(In thousands)
Retail and Other:
Ala Moana Center	Honolulu, HI	$1,500,000	$336,229	$473,771	$—	$287,812	$336,229	$761,583	$1,097,812	$195,434		1999	(e	)
Alameda Plaza	Pocatello, ID	—	740	2,060	—	13	740	2,073	2,813	387		2002	(e	)
Anaheim Crossing	Anaheim, CA	—	—	1,986	—	29	—	2,015	2,015	375		2002	(e	)
Animas Valley Mall	Farmington, NM	35,054	6,464	35,902	—	8,645	6,464	44,547	51,011	9,011		2002	(e	)
Apache Mall	Rochester, MN	—	8,110	72,993	—	26,639	8,110	99,632	107,742	29,428		1998	(e	)
Arizona Center	Phoenix, AZ	—	2,314	132,158	—	2,326	2,314	134,484	136,798	28,994		2004	(e	)
Augusta Mall	Augusta, GA	159,000	787	162,272	1,217	82,949	2,004	245,221	247,225	30,377		2004	(e	)
Austin Bluffs Plaza	Colorado Springs, CO	2,288	1,080	3,007	—	234	1,080	3,241	4,321	610		2002	(e	)
Bailey Hills Village	Eugene, OR	—	290	806	—	36	290	842	1,132	156		2002	(e	)
Baybrook Mall	Friendswood, TX	168,570	13,300	117,163	6,853	28,291	20,153	145,454	165,607	38,830		1999	(e	)
Bayshore Mall	Eureka, CA	31,005	3,005	27,399	—	37,512	3,005	64,911	67,916	33,854	1986-1987		(e	)
Bayside Marketplace	Miami, FL	84,103	—	177,801	—	3,616	—	181,417	181,417	39,816		2004	(e	)
Beachwood Place	Beachwood, OH	240,164	18,500	319,684	—	27,113	18,500	346,797	365,297	39,988		2004	(e	)
Bellis Fair	Bellingham, WA	61,586	7,616	47,040	(131)	15,946	7,485	62,986	70,471	32,856	1987-1988		(e	)
Birchwood Mall	Port Huron, MI	44,308	1,769	34,575	1,274	19,871	3,043	54,446	57,489	30,763	1989-1990		(e	)
Boise Plaza	Boise, ID	—	374	1,042	—	112	374	1,154	1,528	210		2002	(e	)
Boise Towne Plaza	Boise, ID	10,921	3,988	11,101	—	146	3,988	11,247	15,235	2,116		2002	(e	)
Boise Towne Square	Boise, ID	69,689	23,449	131,001	1,088	36,423	24,537	167,424	191,961	31,202		2002	(e	)
Burlington Town Center	Burlington, VT	26,304	1,637	32,798	2,597	20,396	4,234	53,194	57,428	7,976		2004	(e	)
Cache Valley Mall	Logan, UT	28,043	3,875	22,047	(415)	472	3,460	22,519	25,979	—		2002	(e	)
Cache Valley Marketplace	Logan, UT	—	1,500	1,583	1,310	3,526	2,810	5,109	7,919	—		2002	(e	)
Capital Mall	Jefferson City, MO	11,000	4,200	14,201	(287)	10,871	3,913	25,072	28,985	12,648		1993	(e	)
Century Plaza	Birmingham, AL	—	3,164	28,514	—	(14,290)	3,164	14,224	17,388	6		1997	(e	)
Chapel Hills Mall	Colorado Springs, CO	98,500	4,300	34,017	—	72,043	4,300	106,060	110,360	40,624		1993	(e	)
Chico Mall	Chico, CA	55,524	16,958	45,628	(1,187)	(6,966)	15,771	38,662	54,433	—		2003	(e	)
Coastland Center	Naples, FL	117,006	11,450	103,050	—	50,040	11,450	153,090	164,540	38,703		1998	(e	)
Collin Creek	Plano, TX	68,940	26,250	122,991	—	2,529	26,250	125,520	151,770	16,772		2004	(e	)
Colony Square Mall	Zanesville, OH	25,239	1,000	24,500	597	25,302	1,597	49,802	51,399	27,678		1986	(e	)
Columbia Mall	Columbia, MO	90,000	5,383	19,663	—	32,259	5,383	51,922	57,305	27,795	1984-1985		(e	)
Coral Ridge Mall	Coralville, IA	88,250	3,364	64,218	49	22,952	3,413	87,170	90,583	31,860	1998-1999		(e	)
Coronado Center	Albuquerque, NM	168,798	33,072	148,799	—	3,482	33,072	152,281	185,353	28,996		2003	(e	)
Cottonwood Mall	Salt Lake City, UT	—	7,613	42,987	(4,713)	(42,987)	2,900	—	2,900	—		2002	(e	)
Cottonwood Square	Salt Lake City, UT	—	1,558	4,339	—	218	1,558	4,557	6,115	847		2002	(e	)
Country Hills Plaza	Ogden, UT	13,526	3,620	9,080	(88)	(1,111)	3,532	7,969	11,501	—		2002	(e	)
Crossroads Center	St. Cloud, MN	78,436	10,813	72,203	2,393	40,769	13,206	112,972	126,178	25,981		2000	(e	)
Cumberland Mall	Atlanta, GA	103,862	15,199	136,787	10,042	74,528	25,241	211,315	236,556	50,567		1998	(e	)
Division Crossing	Portland, OR	5,273	1,773	4,935	—	422	1,773	5,357	7,130	1,007		2002	(e	)
Eagle Ridge Mall	Lake Wales, FL	47,578	7,620	49,561	(3,280)	(27,366)	4,340	22,195	26,535	—	1995-1996		(e	)
Eastridge Mall	Casper, WY	31,992	6,171	34,384	(79)	11,590	6,092	45,974	52,066	8,090		2002	(e	)
Eastridge Mall	San Jose, CA	170,000	36,724	178,018	—	23,540	36,724	201,558	238,282	29,010		2006	(e	)
Eden Prairie Center	Eden Prairie, MN	79,828	465	19,024	28	123,355	493	142,379	142,872	49,162		1997	(e	)

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2009

					Costs Capitalized Subsequent to Acquisition(c)		Gross Amounts at Which Carried at Close of Period(d)						Life Upon Which Latest Income Statement is Computed
			Initial Cost(b)
Name of Center	Location	Encumbrances(a)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation(e)	Date of Construction	Date Acquired
		(In thousands)
Fallbrook Center	West Hills, CA	85,000	6,117	10,077	10	101,497	6,127	111,574	117,701	50,995		1984	(e	)
Faneuil Hall Marketplace	Boston, MD	87,235	—	122,098	—	2,033	—	124,131	124,131	20,769		2004	(e	)
Fashion Place	Murray, UT	136,850	21,604	206,484	706	46,542	22,310	253,026	275,336	32,922		2004	(e	)
Fashion Show	Las Vegas, NV	645,918	523,650	602,288	—	(7,683)	523,650	594,605	1,118,255	94,137		2004	(e	)
Foothills Mall	Fort Collins, CO	50,758	8,031	96,642	(3,576)	(59,906)	4,455	36,736	41,191	—		2003	(e	)
Fort Union	Midvale, UT	2,753	—	3,842	—	27	—	3,869	3,869	736		2002	(e	)
Four Seasons Town Centre	Greensboro, NC	100,429	27,231	141,978	—	6,810	27,231	148,788	176,019	25,280		2004	(e	)
Fox River Mall	Appleton, WI	195,000	2,701	18,291	2,086	66,854	4,787	85,145	89,932	41,709	1983-1984		(e	)
Fremont Plaza	Las Vegas, NV	—	—	3,956	—	330	—	4,286	4,286	774		2002	(e	)
Gateway Crossing Shopping Center	Bountiful, UT	15,234	4,104	11,422	—	991	4,104	12,413	16,517	2,407		2002	(e	)
Gateway Mall	Springfield, OR	40,597	8,728	34,707	(96)	38,375	8,632	73,082	81,714	35,420	1989-1990		(e	)
Gateway Overlook	Columbia, MD	55,000	—	31,679	—	2,850	—	34,529	34,529	2,321	2007		(e	)
Glenbrook Square	Fort Wayne, IN	153,429	30,414	195,896	50	13,375	30,464	209,271	239,735	34,569		2003	(e	)
Governor's Square	Tallahassee, FL	74,368	—	121,482	—	5,941	—	127,423	127,423	21,978		2004	(e	)
Grand Teton Mall	Idaho Falls, ID	48,795	6,973	44,030	—	11,397	6,973	55,427	62,400	10,189		2002	(e	)
Grand Teton Plaza	Idaho Falls, ID	—	2,349	7,336	—	132	2,349	7,468	9,817	989		2004	(e	)
Grand Traverse Mall	Traverse City, MI	85,302	3,534	20,776	—	30,413	3,534	51,189	54,723	28,311	1990-1991		(e	)
Greenwood Mall	Bowling Green, KY	45,579	3,200	40,202	187	37,664	3,387	77,866	81,253	34,517		1993	(e	)
Halsey Crossing	Gresham, OR	2,581	—	4,363	—	126	—	4,489	4,489	864		2002	(e	)
Harborplace	Baltimore, MD	49,016	—	54,308	—	11,728	—	66,036	66,036	12,133		2004	(e	)
Hulen Mall	Fort Worth, TX	113,021	8,910	153,894	—	(4,392)	8,910	149,502	158,412	17,736		2004	(e	)
Jordan Creek Town Center	West Des Moines, IA	185,950	18,142	166,143	—	11,816	18,142	177,959	196,101	39,536	2004		(e	)
Knollwood Mall	St. Louis Park, MN	39,942	—	9,748	7,026	42,058	7,026	51,806	58,832	26,280		1978	(e	)
Lakeside Mall	Sterling Heights, MI	161,380	35,860	369,639	—	5,620	35,860	375,259	411,119	55,813		2004	(e	)
Lakeview Square	Battle Creek, MI	41,334	3,579	32,210	(274)	(2,733)	3,305	29,477	32,782	—		1996	(e	)
Landmark Mall	Alexandria, VA	—	28,396	67,235	(10,038)	(38,434)	18,358	28,801	47,159	—		2003	(e	)
Lansing Mall	Lansing, MI	24,144	6,978	62,800	4,518	44,239	11,496	107,039	118,535	38,275		1996	(e	)
Lincolnshire Commons	Lincolnshire, IL	28,000	10,784	9,441	—	20,994	10,784	30,435	41,219	4,892	2006		(e	)
Lockport Mall	Lockport, NY	—	800	10,000	—	(3,523)	800	6,477	7,277	1,054		1986	(e	)
Lynnhaven Mall	Virginia Beach, VA	210,408	33,698	229,433	—	6,126	33,698	235,559	269,257	41,760		2003	(e	)
Mall At Sierra Vista	Sierra Vista, AZ	23,556	3,652	20,450	—	4,128	3,652	24,578	28,230	5,006		2002	(e	)
Mall of Louisiana	Baton Rouge, LA	235,174	28,649	275,102	(4,058)	78,430	24,591	353,532	378,123	47,583		2004	(e	)
Mall of The Bluffs	Council Bluffs, IA	35,951	1,860	24,016	35	24,636	1,895	48,652	50,547	27,669	1985-1986		(e	)
Mall St. Matthews	Louisville, KY	144,565	—	176,583	33,108	1,877	33,108	178,460	211,568	21,484		2004	(e	)
Mall St. Vincent	Shreveport, LA	32,578	2,640	23,760	—	10,264	2,640	34,024	36,664	12,412		1998	(e	)
Market Place Shopping Center	Champaign, IL	106,000	7,000	63,972	—	56,631	7,000	120,603	127,603	42,423		1997	(e	)
Mayfair Mall	Wauwatosa, WI	274,932	14,707	224,847	—	41,831	14,707	266,678	281,385	75,210		2003	(e	)
Meadows Mall	Las Vegas, NV	101,463	24,634	104,088	(3,259)	21,489	21,375	125,577	146,952	33,617		2003	(e	)
Mondawmin Mall	Baltimore, MD	84,689	11,850	57,871	(2,182)	41,824	9,668	99,695	109,363	7,592		2004	(e	)
North Plains Mall	Clovis, NM	10,656	2,722	15,048	(385)	(2,670)	2,337	12,378	14,715	—		2002	(e	)
North Star Mall	San Antonio, TX	232,570	29,230	467,961	3,791	44,593	33,021	512,554	545,575	67,828		2004	(e	)
North Temple Shops(g)	Salt Lake City, UT	—	168	468	(168)	(468)	—	—	—	—		2002	(e	)
NorthTown Mall	Spokane, WA	114,976	22,407	125,033	—	5,593	22,407	130,626	153,033	25,631		2002	(e	)
Northgate Mall	Chattanooga, TN	27,179	2,525	43,944	(908)	(19,565)	1,617	24,379	25,996	—		2003	(e	)
Northridge Fashion Center	Northridge, CA	127,168	16,618	149,563	248	40,840	16,866	190,403	207,269	58,604		1998	(e	)

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2009

					Costs Capitalized Subsequent to Acquisition(c)		Gross Amounts at Which Carried at Close of Period(d)						Life Upon Which Latest Income Statement is Computed
			Initial Cost(b)
Name of Center	Location	Encumbrances(a)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation(e)	Date of Construction	Date Acquired
		(In thousands)
Oak View Mall	Omaha, NE	83,292	12,056	113,042	—	6,174	12,056	119,216	131,272	29,852		2003	(e	)
Oakwood Center	Gretna, LA	95,000	2,830	137,574	1,532	(7,342)	4,362	130,232	134,594	14,427		2004	(e	)
Oakwood Mall	Eau Claire, WI	75,772	3,267	18,281	—	29,964	3,267	48,245	51,512	28,743	1985-1986		(e	)
Oglethorpe Mall	Savannah, GA	141,375	16,036	92,978	—	9,614	16,036	102,592	118,628	30,208		2003	(e	)
Orem Plaza Center Street	Orem, UT	2,460	1,069	2,974	—	2,389	1,069	5,363	6,432	751		2002	(e	)
Orem Plaza State Street	Orem, UT	1,523	592	1,649	—	191	592	1,840	2,432	336		2002	(e	)
Oviedo Marketplace	Orlando, FL	51,819	24,017	23,958	(4,052)	(10,072)	19,965	13,886	33,851	—		2004	(e	)
Owings Mills Mall	Owing Mills, MD	56,043	27,534	173,005	(13,386)	(127,323)	14,148	45,682	59,830	2,294		2004	(e	)
Oxmoor Center	Louisville, KY	60,789	—	131,434	—	10,464	—	141,898	141,898	18,897		2004	(e	)
Paramus Park	Paramus, NJ	102,855	47,660	182,124	—	7,065	47,660	189,189	236,849	30,369		2004	(e	)
Park City Center	Lancaster, PA	149,234	8,465	177,191	(276)	39,572	8,189	216,763	224,952	56,339		2003	(e	)
Park Place	Tucson, AZ	176,443	4,996	44,993	(280)	116,377	4,716	161,370	166,086	49,674		1996	(e	)
Park West	Peoria, AZ	—	16,526	77,548	1	124	16,527	77,672	94,199	5,301	2008		(e	)
Peachtree Mall	Columbus, GA	79,573	22,052	67,679	—	6,053	22,052	73,732	95,784	14,998		2003	(e	)
Pecanland Mall	Monroe, LA	51,860	10,101	68,329	297	17,716	10,398	86,045	96,443	17,892		2002	(e	)
Piedmont Mall	Danville, VA	33,911	2,000	38,000	(390)	(13,952)	1,610	24,048	25,658	—		1995	(e	)
Pierre Bossier Mall	Bossier City, LA	40,382	4,367	35,353	—	10,525	4,367	45,878	50,245	14,608		1998	(e	)
Pine Ridge Mall	Pocatello, ID	15,400	4,905	27,349	—	6,816	4,905	34,165	39,070	7,345		2002	(e	)
Pioneer Place	Portland, OR	157,116	10,805	209,965	—	3,696	10,805	213,661	224,466	33,867		2004	(e	)
Plaza 800	Sparks, NV	—	—	5,430	—	724	—	6,154	6,154	974		2002	(e	)
Plaza 9400	Sandy, UT	—	—	9,114	—	(6,932)	—	2,182	2,182	6		2002	(e	)
Prince Kuhio Plaza	Hilo, HI	37,826	9	42,710	—	1,940	9	44,650	44,659	12,601		2002	(e	)
Providence Place	Providence, RI	411,494	—	502,809	—	11,224	—	514,033	514,033	80,398		2004	(e	)
Provo Towne Centre	Provo, UT	56,879	13,486	74,587	—	1,761	13,486	76,348	89,834	15,711		2002	(e	)
Red Cliffs Mall	St. George, UT	21,882	1,880	26,561	—	14,028	1,880	40,589	42,469	6,934		2002	(e	)
Red Cliffs Plaza	St. George, UT	—	—	2,366	—	467	—	2,833	2,833	560		2002	(e	)
Regency Square Mall	Jacksonville, FL	77,152	16,498	148,478	1,386	22,149	17,884	170,627	188,511	49,484		1998	(e	)
Ridgedale Center	Minnetonka, MN	153,754	10,710	272,607	—	18,222	10,710	290,829	301,539	42,481		2004	(e	)
Rio West Mall	Gallup, NM	—	—	19,500	—	7,479	—	26,979	26,979	15,239		1986	(e	)
River Falls Mall	Clarksville, IN	—	3,178	54,610	3,703	(41,302)	6,881	13,308	20,189	2,817	1989-1990		(e	)
River Hills Mall	Mankato, MN	80,000	3,714	29,014	561	44,371	4,275	73,385	77,660	31,435	1990-1991		(e	)
River Pointe Plaza	West Jordan, UT	3,811	1,302	3,623	—	549	1,302	4,172	5,474	751		2002	(e	)
Riverlands Shopping Center	LaPlace, LA	—	500	4,500	601	6,195	1,101	10,695	11,796	2,547		1998	(e	)
Riverside Plaza	Provo, UT	5,454	2,475	6,890	—	2,330	2,475	9,220	11,695	1,873		2002	(e	)
Rivertown Crossings	Grandville, MI	119,588	10,973	97,142	(3,747)	50,543	7,226	147,685	154,911	49,820	1998-1999		(e	)
Riverwalk Marketplace	New Orleans, LA	—	—	94,513	—	(2,397)	—	92,116	92,116	11,324		2004	(e	)
Rogue Valley Mall	Medford, OR	27,440	21,913	36,392	(95)	5,694	21,818	42,086	63,904	9,424		2003	(e	)
Saint Louis Galleria	St. Louis, MO	219,770	36,774	184,645	(545)	38,249	36,229	222,894	259,123	35,796		2003	(e	)
Salem Center	Salem, OR	41,728	6,966	38,976	—	2,150	6,966	41,126	48,092	8,188		2002	(e	)
Sikes Senter	Wichita Falls, TX	61,381	12,759	50,567	—	2,030	12,759	52,597	65,356	10,161		2003	(e	)
Silver Lake Mall	Coeur d'Alene, ID	18,228	4,448	24,801	(1,727)	(11,782)	2,721	13,019	15,740	—		2002	(e	)
Sooner Mall	Norman, OK	60,000	2,700	24,300	(119)	21,040	2,581	45,340	47,921	16,716		1996	(e	)
South Street Seaport	New York, NY	—	—	10,872	—	(5,082)	—	5,790	5,790	2,416		2004	(e	)
Southlake Mall	Morrow, GA	100,000	6,700	60,407	(85)	14,668	6,615	75,075	81,690	25,463		1997	(e	)
Southland Center	Taylor, MI	103,185	7,690	99,376	—	9,789	7,690	109,165	116,855	21,519		2004	(e	)

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2009

					Costs Capitalized Subsequent to Acquisition(c)		Gross Amounts at Which Carried at Close of Period(d)						Life Upon Which Latest Income Statement is Computed
			Initial Cost(b)
Name of Center	Location	Encumbrances(a)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation(e)	Date of Construction	Date Acquired
		(In thousands)
Southland Mall	Hayward, CA	81,477	13,921	75,126	200	17,089	14,121	92,215	106,336	16,928		2002	(e	)
Southshore Mall	Aberdeen, WA	—	650	15,350	—	(10,735)	650	4,615	5,265	280		1986	(e	)
Southwest Plaza	Littleton, CO	96,187	9,000	103,984	602	41,133	9,602	145,117	154,719	41,555		1998	(e	)
Spokane Valley Mall	Spokane, WA	53,880	11,455	67,046	—	2,657	11,455	69,703	81,158	13,453		2002	(e	)
Spokane Valley Plaza	Spokane, WA	—	3,558	10,150	—	79	3,558	10,229	13,787	1,903		2002	(e	)
Spring Hill Mall	West Dundee, IL	68,088	12,400	111,644	(6,809)	(69,066)	5,591	42,578	48,169	—		1998	(e	)
Staten Island Mall	Staten Island, NY	282,842	222,710	339,102	—	14,571	222,710	353,673	576,383	55,648		2004	(e	)
Stonestown Galleria	San Francisco, CA	273,000	67,000	246,272	—	9,938	67,000	256,210	323,210	34,724		1998	(e	)
The Boulevard Mall	Las Vegas, NV	107,630	16,490	148,413	(1,135)	13,670	15,355	162,083	177,438	47,317		1998	(e	)
The Crossroads	Portage, MI	40,154	6,800	61,200	—	23,348	6,800	84,548	91,348	23,154		1999	(e	)
The Gallery At Harborplace	Baltimore, MD	101,244	17,912	174,410	—	394	17,912	174,804	192,716	20,717		2004	(e	)
The Grand Canal Shoppes	Las Vegas, NV	371,475	—	766,232	—	15,139	—	781,371	781,371	114,835		2004	(e	)
The Maine Mall	South Portland, ME	195,596	41,374	238,457	(79)	15,200	41,295	253,657	294,952	39,850		2003	(e	)
The Mall In Columbia	Columbia, MD	400,000	34,650	522,363	—	20,497	34,650	542,860	577,510	81,026		2004	(e	)
The Pines	Pine Bluff, AR	—	1,489	17,627	(242)	17,295	1,247	34,922	36,169	21,568	1985-1986		(e	)
The Shoppes at the Palazzo	Las Vegas, Nevada	249,623	—	470,167	—	(229,647)	—	240,520	240,520	—		2008	(e	)
The Shops At Fallen Timbers	Maumee, OH	42,401	3,677	77,825	1,417	39,209	5,094	117,034	122,128	9,139	2007		(e	)
The Shops At La Cantera	San Antonio, TX	168,949	10,966	205,222	3,504	110,155	14,470	315,377	329,847	30,757	2005		(e	)
The Streets At SoutHPoint	Durham, NC	237,825	16,070	406,266	—	8,592	16,070	414,858	430,928	61,166		2004	(e	)
The Village Of Cross Keys	Baltimore, MD	—	18,070	57,285	(11,859)	(54,690)	6,211	2,595	8,806	226		2004	(e	)
Three Rivers Mall	Kelso, WA	17,400	4,312	23,019	—	3,266	4,312	26,285	30,597	5,063		2002	(e	)
Town East Mall	Mesquite, TX	92,848	7,711	149,258	—	24,418	7,711	173,676	181,387	38,485		2004	(e	)
Tucson Mall	Tucson, AZ	112,867	—	181,424	6,406	33,196	6,406	214,620	221,026	44,391		2001	(e	)
Twin Falls Crossing	Twin Falls, ID	—	275	769	—	—	275	769	1,044	144		2002	(e	)
University Crossing	Orem, UT	11,373	3,420	9,526	—	1,240	3,420	10,766	14,186	1,953		2002	(e	)
Valley Hills Mall	Hickory, NC	49,737	3,444	31,025	2,212	45,127	5,656	76,152	81,808	26,006		1997	(e	)
Valley Plaza Mall	Bakersfield, CA	83,906	12,685	114,166	—	23,701	12,685	137,867	150,552	39,952		1998	(e	)
Visalia Mall	Visalia, CA	36,936	11,052	58,172	(15)	6,927	11,037	65,099	76,136	12,855		2002	(e	)
Ward Centers	Honolulu, HI	203,284	164,007	89,321	5,550	120,136	169,557	209,457	379,014	27,361		2002	(e	)
West Valley Mall	Tracy, CA	56,436	9,295	47,789	1,591	36,304	10,886	84,093	94,979	32,241	1995		(e	)
Westlake Center	Seattle, WA	70,784	12,971	117,003	4,669	(4,298)	17,640	112,705	130,345	15,089		2004	(e	)
Westwood Mall	Jackson, MI	24,117	2,658	23,924	913	5,991	3,571	29,915	33,486	11,801		1996	(e	)
White Marsh Mall	Baltimore, MD	187,000	24,760	239,688	—	16,019	24,760	255,707	280,467	41,624		2004	(e	)
White Mountain Mall	Rock Springs, WY	10,656	1,363	7,611	—	7,983	1,363	15,594	16,957	5,429		2002	(e	)
Willowbrook	Wayne, NJ	168,760	28,810	444,762	30	5,451	28,840	450,213	479,053	56,548		2004	(e	)
Woodbridge Center	Woodbridge, NJ	207,934	50,737	420,703	—	8,424	50,737	429,127	479,864	64,904		2004	(e	)
Woodlands Village	Flagstaff, AZ	6,968	2,689	7,484	—	278	2,689	7,762	10,451	1,430		2002	(e	)
Yellowstone Square	Idaho Falls, ID	—	1,057	2,943	—	147	1,057	3,090	4,147	592		2002	(e	)

Total GGPI		15,030,063	2,833,560	17,251,138	34,423	2,379,283	2,867,983	19,630,421	22,498,404	3,894,207

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)
SCHEDULE III—REAL ESTATE AND ACCUMULATED DEPRECIATION (Continued)
DECEMBER 31, 2009

					Costs Capitalized Subsequent to Acquisition(c)		Gross Amounts at Which Carried at Close of Period(d)						Life Upon Which Latest Income Statement is Computed
			Initial Cost(b)
Name of Center	Location	Encumbrances(a)	Land	Buildings and Improvements	Land	Buildings and Improvements	Land	Buildings and Improvements	Total	Accumulated Depreciation(e)	Date of Construction	Date Acquired
		(In thousands)
Bay City Mall	Bay City, MI	23,751	2,867	31,529	(87)	(8,030)	2,780	23,499	26,279	—		2007	(e	)
Brass Mill Center	Waterbury, CT	99,510	19,455	151,989	—	2,037	19,455	154,026	173,481	26,316		2007	(e	)
Brass Mill Commons	Waterbury, CT	21,282	4,993	27,170	(1)	—	4,992	27,170	32,162	5,068		2007	(e	)
Chula Vista Center	Chula Vista, CA	—	15,085	81,697	—	2,585	15,085	84,282	99,367	13,521		2007	(e	)
Columbiana Centre	Columbia, SC	105,441	14,731	125,830	—	464	14,731	126,294	141,025	19,363		2007	(e	)
Deerbrook Mall	Humble, TX	73,964	17,015	137,480	—	4,780	17,015	142,260	159,275	21,524		2007	(e	)
Lakeland Square	Lakeland, FL	53,675	14,492	82,428	—	326	14,492	82,754	97,246	14,420		2007	(e	)
Moreno Valley Mall	Moreno Valley, CA	86,814	10,045	77,088	(360)	(10,323)	9,685	66,765	76,450	—		2007	(e	)
Newgate Mall	Ogden, UT	37,911	7,686	59,688	—	2,724	7,686	62,412	70,098	6,353		2007	(e	)
Newpark Mall	Newark, CA	68,987	15,278	136,773	—	450	15,278	137,223	152,501	27,120		2007	(e	)
North Point Mall	Alpharetta, GA	215,283	32,733	258,996	—	7,483	32,733	266,479	299,212	40,908		2007	(e	)
Pembroke Lakes Mall	Pembroke Pines, FL	126,924	41,980	230,513	—	4,563	41,980	235,076	277,056	30,694		2007	(e	)
Steeplegate Mall	Concord, NH	77,889	7,258	72,616	—	(513)	7,258	72,103	79,361	13,876		2007	(e	)
The Parks at Arlington	Arlington, TX	174,517	27,101	279,987	1	8,416	27,102	288,403	315,505	42,653		2007	(e	)
The Shoppes at Buckland	Manchester, CT	161,319	24,319	196,291	—	(14)	24,319	196,277	220,596	28,166		2007	(e	)
The Woodlands Mall	The Woodlands, TX	229,929	17,776	294,229	1	8,251	17,777	302,480	320,257	42,640		2007	(e	)
Tysons Galleria	McLean, VA	254,555	22,874	220,782	—	2,173	22,874	222,955	245,829	28,239		2007	(e	)
Vista Ridge Mall	Lewisville, TX	61,624	14,614	130,520	(1)	294	14,613	130,814	145,427	37,383		2007	(e	)
Washington Park Mall	Bartlesville, OK	10,296	2,072	15,431	1	(1,105)	2,073	14,326	16,399	3,351		2007	(e	)
West Oaks Mall	Ocoee, FL	68,301	18,677	91,899	6,599	(732)	25,276	91,167	116,443	16,218		2007	(e	)
Purchase accounting related adjustments	Chicago, IL	—	(70)	5,400	70	(5,400)	—	—	—	—

Total Homart I(f)		1,951,972	330,981	2,708,336	6,223	18,429	337,204	2,726,765	3,063,969	417,813
Other, including corporate and developments in progress		7,381,714	291,114	492,836	(24,251)	253,004	266,863	745,840	1,012,703	181,853

Total Retail and Other		24,363,749	3,455,655	20,452,310	16,395	2,650,716	3,472,050	23,103,026	26,575,076	4,493,873

Master Planned Communities
Bridgeland	Houston, TX	29,812	257,222	—	148,550	1,123	405,772	1,123	406,895	412		2004	(e	)
Columbia	Howard County, MD	—	321,118	—	(146,428)	57	174,690	57	174,747	5		2004	(e	)
Fairwood	Prince George's County, MD	—	136,434	—	(134,921)	19	1,513	19	1,532	1		2004	(e	)
Summerlin	Summerlin, NV	52,199	990,179	—	125,164	31	1,115,343	31	1,115,374	5		2004	(e	)
Natick-Nouvelle at Natick (Dev)	Natick, MA	—	—	—	74,364	4	74,364	4	74,368	1
Other		10,257	—	—	2,103	7	2,103	7	2,110	—

Total Master Planned Communities		92,268	1,704,953	—	68,832	1,241	1,773,785	1,241	1,775,026	424

Total		$24,456,017	$5,160,608	$20,452,310	$85,227	$2,651,957	$5,245,835	$23,104,267	$28,350,102	$4,494,297

GENERAL GROWTH PROPERTIES, INC.
(Debtor-in-Possession)
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

(d)
The aggregate cost of land, buildings and improvements for federal income tax purposes is approximately $17.6 billion.

(e)
Depreciation is computed based upon the following estimated lives:

Years
Buildings, improvements and carrying costs	40-45
Equipment, tenant improvements and fixtures	5-10
(f)
Initial cost for individual properties acquired in the Homart I acquisition represents historical cost at December 31, 2007 including purchase accounting adjustments recorded during 2008.

(g)
The property was sold on February 4, 2009.

Reconciliation of Real Estate
	2009	2008	2007
	(In thousands)
Balance at beginning of year	$29,863,649	$28,591,756	$24,661,601
Acquisitions	—	503,096	3,152,350
Change in Master Planned Communities land	(70,156)	204,569	(16,466)
Additions	263,418	641,757	866,353
Impairments	(1,079,473)	—	—
Dispositions and write-offs	(627,336)	(77,529)	(72,082)

Balance at end of year	$28,350,102	$29,863,649	$28,591,756

Reconciliation of Accumulated Depreciation
	2009	2008	2007
	(In thousands)
Balance at beginning of year	$4,240,222	$3,605,199	$2,766,871
Depreciation expense	707,183	712,552	635,873
Acquisitions	—	—	274,537 (h)
Dispositions and write-offs	(453,108)	(77,529)	(72,082)

Balance at end of year	$4,494,297	$4,240,222	$3,605,199

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
4.4
Redemption Rights Agreement dated July 13, 1995, by and among GGP Limited Partnership (the "Operating Partnership"), General Growth Properties, Inc. and the persons listed on the signature pages thereof (previously filed as Exhibit 4.4 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
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
4.11
Redemption Rights Agreement (Common Units) dated July 10, 2002, by and among the Operating Partnership, General Growth Properties, Inc. and the persons listed on the signature pages thereof (previously filed as Exhibit 4.11 to the Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008) .
4.12
Redemption Rights Agreement (Series B Preferred Units) dated July 10, 2002, by and among the Operating Partnership, General Growth Properties, Inc. and the persons listed on the signature pages thereof (previously filed as Exhibit 4.12 to the Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).
4.13
Redemption Rights Agreement (Common Units) dated November 27, 2002, by and among the Operating Partnership, General Growth Properties, Inc. and JSG, LLC (previously filed as Exhibit 4.13 to the Annual Report on Form 10-K for the year ended December 31, 2008 which was filed with the SEC on February 27, 2009).
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
4.24
The Rouse Company and The Bank of New York Mellon Corporation (Trustee) Indenture dated as of February 24, 1995 (previously filed as Exhibit 4.23 to the Annual Report on Form 10-K for the year ended December 31, 2004 which was filed with the SEC on March 22, 2005).
4.25
The Rouse Company LP, TRC Co-Issuer, Inc. and The Bank of New York Mellon Corporation (Trustee) Indenture dated May 5, 2006 (previously filed as Exhibit 4.24 to the Annual Report on Form 10-K for the year ended December 31, 2006 which was filed with the SEC on March 1, 2007).
4.26
Second Amended and Restated Credit Agreement dated as of February 24, 2006 among General Growth Properties, Inc., Operating Partnership and GGPLP L.L.C., as Borrowers; the several lenders from time to time parties thereto; Banc of America Securities LLC, Eurohypo AG, New York Branch ("Eurohypo") and Wachovia Capital Markets, LLC, as Arrangers; Eurohypo, as Administrative Agent; Bank of America, N.A., and Wachovia Bank, National Association, as Syndication Agents; and Lehman Commercial Paper, Inc., as Documentation Agent (previously filed as Exhibit 4.1 to the Current Report on Form 8-K dated February 24, 2006 which was filed with the SEC on March 2, 2006).
4.27
Indenture, dated as of April 16, 2007, between the Operating Partnership and The Bank of New York Mellon Corporation (previously filed as Exhibit 4.1 to the Current Report on Form 8-K dated April 16, 2007 which was filed with the SEC on April 19, 2007).
10.1
Second Amended and Restated Agreement of Limited Partnership of the Operating Partnership dated April 1, 1998 (the "LP Agreement") (previously filed as Exhibit 10.1 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).

10.2	First Amendment to the LP Agreement dated as of June 10, 1998 (previously filed as Exhibit 10.2 to the Annual Report on Form 10-K for the year ended December 31, 2008 which was filed with the SEC on February 27, 2009).
10.3
Second Amendment to the LP Agreement dated as of June 29, 1998 (previously filed as Exhibit 10.3 to the Annual Report on Form 10-K for the year ended December 31, 2008 which was filed with the SEC on February 27, 2009).
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
10.7
Amendment to the LP Agreement dated as of November 27, 2002 (previously filed as Exhibit 10.7 to the Annual Report on Form 10-K for the year ended December 31, 2008 which was filed with the SEC on February 27, 2009).
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
10.14
Second Amended and Restated Operating Agreement of GGPLP L.L.C. dated April 17, 2002 (the "LLC Agreement") (previously filed as Exhibit 10.14 to the Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).
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
10.17
Third Amendment to the LLC Agreement dated October 30, 2002 (previously filed as Exhibit 10.17 to the Annual Report on Form 10-K for the year ended December 31, 2008 which was filed with the SEC on February 27, 2009).
10.18
Fourth Amendment to the LLC Agreement dated April 7, 2003 (previously filed as Exhibit 10.18 to the Annual Report on Form 10-K for the year ended December 31, 2008 which was filed with the SEC on February 27, 2009).
10.19
Fifth Amendment to the LLC Agreement dated April 11, 2003 (previously filed as Exhibit 10.19 to the Annual Report on Form 10-K for the year ended December 31, 2008 which was filed with the SEC on February 27, 2009).
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
10.26
Amended and Restated Operating Agreement of GGP-TRS L.L.C. dated August 26, 2002, between the Operating Partnership, Teachers' Retirement System of the State of Illinois and GGP-TRS L.L.C. (previously filed as Exhibit 10.24 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
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
10.29	*	Summary of Non-Employee Director Compensation Program (filed herewith).

10.30		Contingent Stock Agreement, effective January 1, 1996, by The Rouse Company and in favor of and for the benefit of the Holders and the Representatives (as defined therein) (previously filed as Exhibit 10.30 to the Annual Report on Form 10-K for the year ended December 31, 2007 which was filed with the SEC on February 27, 2008).
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
10.33	*
General Growth Properties, Inc. 1998 Incentive Stock Plan, as amended (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2005 which was filed with the SEC on August 8, 2005).
10.34	*
Amendment dated November 8, 2006 and effective January 1, 2007 to General Growth Properties, Inc. 1998 Incentive Stock Plan (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 which was filed with the SEC on November 8, 2006).
10.35	*
Form of Option Agreement pursuant to 1998 Incentive Stock Plan (previously filed as Exhibit 10.47 to the Annual Report on Form 10-K for the year ended December 31, 2004 which was filed with the SEC on March 22, 2005).
10.36	*
General Growth Properties, Inc. Second Amended and Restated 2003 Incentive Stock Plan, effective December 18, 2008 (previously filed as Exhibit 10.36 to the Annual Report on Form 10-K for the year ended December 31, 2008 which was filed with the SEC on February 27, 2009).
10.37	*
Form of Option Agreement pursuant to 2003 Incentive Stock Plan (previously filed as Exhibit 10.48 to the Annual Report on Form 10-K for the year ended December 31, 2004 which was filed with the SEC on March 22, 2005).
10.38	*
Form of Employee Restricted Stock Agreement pursuant to the 2003 Incentive Stock Plan (previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 which was filed with the SEC on August 9, 2006).
10.39	*
Form of Non-Employee Director Restricted Stock Agreement pursuant to the 2003 Incentive Stock Plan (previously filed as Exhibit 10.3 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 which was filed with the SEC on August 9, 2006).
10.40	*
Form of Restricted Stock Agreement pursuant to the General Growth Properties, Inc. 2003 Incentive Stock Plan, as amended (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 which was filed with the SEC on May 8, 2008).
10.41	*
Employment Agreement dated as of November 2, 2008 by and among General Growth Properties, Inc., GGP Limited Partnership and Adam S. Metz (previously filed as Exhibit 10.1 to the Current Report on Form 8-K dated November 2, 2008 which was filed with the SEC on November 4, 2008).
10.42	*
Employment Agreement dated as of November 2, 2008 by and among General Growth Properties, Inc., GGP Limited Partnership and Thomas H. Nolan, Jr. (previously filed as Exhibit 10.2 to the Current Report on Form 8-K dated November 2, 2008 which was filed with the SEC on November 4, 2008).

10.43	*	Amendment to Employment Agreement, dated as of March 6, 2009 by and among the Company, GGP Limited Partnership and Adam S. Metz (previously filed as Exhibit 10.1 to the Current Report on Form 8-K dated March 6, 2009 which was filed with the SEC on March 10, 2009).
10.44	*
Amendment to Employment Agreement, dated as of March 6, 2009 by and among the Company, GGP Limited Partnership and Thomas H. Nolan, Jr. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K dated March 6, 2009 which was filed with the SEC on March 10, 2009).
10.45	*
Non-Qualified Stock Option Agreement dated as of November 3, 2008 by and between General Growth Properties, Inc. and Adam S. Metz (previously filed as Exhibit 10.3 to the Current Report on Form 8-K dated November 2, 2008 which was filed with the SEC on November 4, 2008).
10.46	*
Non-Qualified Option Agreement dated as of November 3, 2008 by and between General Growth Properties, Inc. and Thomas H. Nolan, Jr. (previously filed as Exhibit 10.4 to the Current Report on Form 8-K dated November 2, 2008 which was filed with the SEC on November 4, 2008).
10.47	*	General Growth Properties, Inc. Key Employee Incentive Plan dated October 2, 2009 and effective October 15, 2009 (filed herewith).
10.48
Loan Agreement dated as of July 11, 2008, among the borrowers named therein; the lenders from time to time party thereto; Eurohypo, as Administrative Agent; Wachovia Capital Markets LLC, Eurohypo and ING Real Estate Finance (USA) LLC ("ING"), as Joint Lead Arrangers and Book Managers; the Documentation Agents, as defined therein; and Wachovia Bank, National Association and ING, as Co-Syndication Agents (previously filed as Exhibit 10.1 to the Current Report on Form 8-K dated July 11, 2008 which was filed with the SEC on July 18, 2008).
10.49
Senior Secured Debtor in Possession Credit, Security and Guaranty Agreement dated May 15, 2009 among General Growth Properties, Inc., as co-borrower, GGP Limited Partnership, as co-borrower, certain subsidiaries of the co-borrowers, as guarantors, UBS AG, Stamford Branch, as agent, and the lenders party thereto (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2009 which was filed with the SEC on August 10, 2009).
21		List of Subsidiaries (filed herewith).
23.1		Consent of Deloitte & Touche LLP (filed herewith).
23.2		Consent of KPMG LLP (filed herewith).
31.1		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
31.2		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.1		Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
32.2		Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith).
99.1		Financial Statements of TRCLP, a wholly owned subsidiary of GGPLP (filed herewith).

101	The following financial information from General Growth Properties, Inc's. Quarterly Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 1, 2010, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statement of Income and Comprehensive Income, (3) Consolidated Statements of Equity, (4) Conso1idated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.

(*)
A compensatory plan or arrangement required to be filed.

        Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of December 31, 2009. The registrant agrees to furnish a copy of such agreements to the Commission upon request.