Form 10-K/A
period 2009-12-31
GENERAL GROWTH PROPERTIES INC
filed 2010-03-02
CIK 895648

QuickLinks -- Click here to rapidly navigate through this document

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

        This Form 10K/A is being filed solely for the purpose of correcting a formatting error in the Report of Independent Registered Public Accounting Firm of Deloitte & Touche LLP which was included as pages F-2 and F-3 of the General Growth Properties, Inc. Annual Report on Form 10-K for the year ended December 31, 2009 and filed with the Securities and Exchange Commission on March 1, 2010 (the "2009 10-K"). Accordingly, pages F-2 and F-3 are filed herewith. No amendment or other change was made to the 2009 10-K.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized

GENERAL GROWTH PROPERTIES, INC.
/s/ EDMUND HOYT Edmund Hoyt Senior Vice President and Chief Financial Officer
Date: March 2, 2010

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company's potential inability to negotiate and obtain confirmation of a

F-2

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

/s/ Deloitte & Touche LLP
Chicago, Illinois
March 1, 2010

F-3

QuickLinks

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM