Form 10-K/A
period 2009-12-31
GENERAL GROWTH PROPERTIES INC
filed 2010-04-30
CIK 895648

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 2

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

         As of April 15, 2010, there were 317,306,922 shares of the registrant's common stock outstanding.

         This Amendment No. 2 on Form 10-K/A to Form 10-K for the fiscal year ended December 31, 2009 is being filed to provide the additional information required by Part III of Form 10-K and amend the Exhibit Index contained in Part IV. This Amendment No. 2 on Form 10-K/A does not change the previously reported financial statements or any of the other disclosures contained in Part I or Part II of the Form 10-K, filed on March 1, 2010, as amended by Amendment No. 1 on Form 10-K/A filed on March 2, 2010.

 Part III of Form 10-K

Item 10.    Directors, Executive Officers and Corporate Governance

Director Information

        Our Board of Directors is currently comprised of ten members. Our bylaws divide the Board into three classes, as nearly equal in number as possible, with each class of directors serving a three-year term. The terms of office of the classes of directors expire in rotation so that one class is elected at each annual meeting for a full three-year term.

  Class III Directors—Terms Expiring at the Next Annual Meeting

        John Bucksbaum, 53, has served as a director of the Company since 1992, and was elected Chairman of the Board in August 2007 and served as Chief Executive Officer of the Company from July 1999 to October 2008. Mr. Bucksbaum is a member of the board of trustees and the Executive Committee of the International Council of Shopping Centers ("ICSC") and was Chairman of the ICSC for the 2006 - 2007 term. Mr. Bucksbaum is a trustee of the University of California Real Estate Center, the University of Chicago Hospitals, the Urban Land Institute ("ULI"), the National Association of Real Estate Investment Trusts ("NAREIT"), and The Field Museum, and is a member of the National Realty Roundtable. Mr. Bucksbaum is on the executive committee of the Zell/Lurie Real Estate Center at the Wharton School of the University of Pennsylvania. Mr. Bucksbaum also serves on the national boards of World T.E.A.M Sports, the United States Ski & Snowboard Team and USA Cycling. He is a member of the Young Presidents Organization. Mr. Bucksbaum is a member of the family that started the Company. He has extensive experience in the real estate and shopping center industry and detailed knowledge of the Company's history and operations.

        Debra Cafaro, 52, has served as a director of the Company since March 2010. Since 1999 Ms. Cafaro has been Chief Executive Officer and President of Ventas, Inc., a publicly traded healthcare real estate investment trust, and became its Chairman in 2003. From 1997 to 1998, she served as President and a director of Ambassador Apartments, Inc., a multifamily real estate investment trust ("REIT"). Ms. Cafaro is also the Chair of NAREIT; a director of Weyerhaeuser Company, an integrated forest products company; a director of World Business Chicago, Chicago's not-for-profit economic development corporation; and a member of the Real Estate Roundtable. Ms. Cafaro has substantial executive, operational and legal experience and broad knowledge of real estate and corporate finance, capital markets, strategic planning and other public company matters.

        Anthony Downs, 79, has served as a director of the Company since 1993. Since 1977, Mr. Downs has been a Senior Fellow at The Brookings Institution, a private, non-profit policy research center, and a self-employed speaker and writer. Mr. Downs is a life trustee of the ULI and is a director of the NAACP Legal and Education Defense Fund, Inc. He is currently a member of the ULI, the Counselors of Real Estate, the Anglo-American Real Property Institute, the American Real Estate and Urban Economics Association, the American Economics Association, the National Academy of Public Administration and the American Academy of Arts and Sciences. Mr. Downs has been a director of the Company for more than 15 years and has an important historical perspective on the Company and its business.

  Class II Directors—Terms Expiring at the 2011 Annual Meeting

        Alan Cohen, 49, has served as a director of the Company since 2001. Since March 2005, Mr. Cohen has been Vice President, Enterprise Solutions, of Cisco Systems, Inc., a provider of Internet networking solutions. From October 2002 through March 2005, Mr. Cohen served as Vice President, Marketing of Airespace, Inc., a developer of wireless local area networks, which was acquired by Cisco Systems, Inc. Mr. Cohen has operational and technological expertise.

        John Haley, 59, has served as a director of the Company since September 2009. From 1988 through September 2009, Mr. Haley was a partner of the international accounting firm of Ernst & Young LLP, where he worked for more than 30 years. Mr. Haley served nearly 20 years in Ernst & Young's audit practice and from 1998 until his retirement in 2009 served in a number of leadership roles in the firm's transaction advisory services group. Mr. Haley has financial expertise and experience in the audit and transaction services industry. The Board has determined that Mr. Haley is an audit committee financial expert under the SEC rules.

        Sheli Rosenberg, 68, has served as a director of the Company since April 2010. Ms. Rosenberg has been an Adjunct Professor at Northwestern University's J.L. Kellogg Graduate School of Business since 2003, and is the former President, Chief Executive Officer and Vice Chairwoman of Equity Group Investments, L.L.C., a privately held real estate investment firm, having held those titles at various times from 1999 through 2003. Ms. Rosenberg is currently a director of CVS Caremark, a health care services and drugstore chain company, Equity Lifestyle Properties, Inc., a manufactured home community real estate investment trust, Ventas, Inc., a health care real estate investment trust, and Nanosphere, Inc., a molecular diagnostics products company, and is a trustee of Equity Residential, a real estate investment trust. She was formerly a director of Avis Budget Group, Inc., a vehicle rental company, until April 2008. Ms. Rosenberg is a recognized leader in the real estate industry, with experience in the legal and real estate fields, including operational and REIT industry experience, as well as many years of service on multiple public company boards and committees.

        Beth Stewart, 53, has served as a director of the Company since 1993. Since 1993, she has been a private investor and was formerly with Goldman Sachs, holding various positions from 1982 to 1992. Ms. Stewart has served as Chief Executive Officer since August 2001 and Chairman since October 1999 of Storetrax.com, a real estate internet company; and Co-managing member of Trewstar, LLC, an investment partnership, since 1998. Ms. Stewart is a director and a member of the Audit Committee and Nominating and Governance Committee of Avatar Holdings Inc., a Florida-based public home builder, and a director and member of the Audit Committee of CarMax, Inc., a public new and used car retailer. Ms. Stewart has been a director of the Company since it initially became a public company in 1993. She has financial and transactional expertise, and the Board has determined that Ms. Stewart is an audit committee financial expert under the SEC rules.

  Class I Directors—Terms Expiring at the 2012 Annual Meeting

        Adam Metz, 48, has served the Company as Chief Executive Officer since October 2008, director since November 2005 and Lead Director from June 2007 through October 2008. From late 2002 through October 2008, Mr. Metz was an active partner of Polaris Capital LLC, which is in the business of owning retail real estate assets throughout the United States. Prior to the formation of Polaris Capital, Mr. Metz was Executive Vice President of Rodamco, N.A. from November 2000 through May 2002 when the assets of Rodamco, N.A. were sold. From 1993 to 2000, before it was acquired by Rodamco, Mr. Metz held various positions with Urban Shopping Centers, including Vice President, Chief Financial Officer and President. Mr. Metz has financial expertise and industry experience.

        Thomas Nolan, Jr., 52, has served as Chief Operating Officer of the Company since March 2009, President of the Company since October 2008 and director of the Company since April 2005. Prior to becoming President of the Company, Mr. Nolan was a private real estate investor since February 2008. From July 2004 through February 2008, Mr. Nolan served as a Principal and as Chief Financial Officer of Loreto Bay Company, the developer of the Loreto Bay master planned community in Baja, California. From October 1984 through July 2004, Mr. Nolan held various financial positions with AEW Capital Management, L.P., a national real estate investment advisor, and from 1998 through 2004 he served as Head of Equity Investing and as President and Senior Portfolio Manager of The AEW Partners Funds. Mr. Nolan has financial expertise in various segments of the real estate industry.

        John Riordan, 72, has served as a director of the Company since May 2003. Mr. Riordan is an ex-officio life trustee of the ICSC, the global trade association of the shopping center industry. From May 2001 through July 2003, Mr. Riordan was the Vice Chairman of the ICSC and, from January 1986 through May 2001, he served as President and Chief Executive Officer of the ICSC. He is a past Chairman of the Massachusetts Institute of Technology Center for Real Estate, where he was employed from January 2001 to July 2003. He is a director of Ivanhoe Cambridge, a private company which owns, manages and develops shopping centers and which is one of the Company's joint venture partners. Mr. Riordan is a shopping center industry expert.

  Committees of the Board of Directors

        The Board of Directors has three standing committees: the Audit Committee, the Nominating & Governance Committee and the Compensation Committee. The table below shows current membership for each of the standing Board committees. Ms. Rosenberg is the Board's Lead Director.

Audit Committee(1)	Nominating & Governance Committee(2)	Compensation Committee(3)
Anthony Downs	Alan Cohen	Alan Cohen
John Haley	Anthony Downs	John Haley
Beth Stewart	John Riordan	John Riordan
Beth Stewart

(1)
The Board has determined that all of the members of the Audit Committee meet the requirements for independence and expertise, including financial literacy, under applicable NYSE listing standards and SEC rules. Mr. Haley and Ms. Stewart are "audit committee financial experts" under applicable SEC rules, and Ms. Stewart is chair of the Audit Committee.

(2)
Mr. Riordan is chair of the Nominating & Governance Committee.

(3)
Mr. Cohen is chair of the Compensation Committee.

        Each of the committees operates under a written charter, except the Executive Committee whose duties are established by the Board of Directors from time to time. Copies of these charters can be obtained from our website at www.ggp.com in the "Investment" section under the "Corporate Governance" heading or by writing to our Corporate Secretary at our principal executive offices.

        In 2010 the Board formed an ad hoc committee, the Capital Committee, to review the Company's capital raising alternatives in conjunction with its emergence from bankruptcy. Participants in Capital Committee processes include Messrs. Haley, Metz and Nolan and Mses. Cafaro, Stewart and Rosenberg. No compensation is paid for participation on this ad hoc committee.

 Executive Officer Information

        The executive officers of the Company are elected annually by the Board and are currently as follows:

Name	Position
Adam Metz	Chief Executive Officer
Thomas Nolan, Jr.	President & Chief Operating Officer
Joel Bayer	Senior Vice President, Chief Investment Officer
James Brewster	Senior Vice President, Marketing and Communications
Ronald Gern	Senior Vice President, General Counsel and Secretary
Edmund Hoyt	Interim Chief Financial Officer, Senior Vice President & Chief Accounting Officer
Robert Michaels	Vice Chairman
Sharon Polonia	Executive Vice President, Asset Management
Hugh Zwieg	Executive Vice President, Finance

        Please see above for biographical information concerning Messrs. Adam Metz and Thomas Nolan. Biographical information concerning our other executive officers is set forth below.

        Joel Bayer, 46, joined the Company in September 1993 and has served as Senior Vice President and Chief Investment Officer of the Company since 2001, and Senior Vice President, Acquisitions of the Company from 1998 to 2001.

        James Brewster, 49, joined the Company in March 1995 and has served as Senior Vice President since March 2001, and Vice President Corporate Communications of the Company from 1999 to 2001.

        Ronald Gern, 51, joined the Company in December 1997 as Senior Vice President and General Counsel of the Company and has served as Secretary of the Company since October 2008. Mr. Gern served as Assistant Secretary of the Company from December 1997 to October 2008. In addition, Mr. Gern has served and continues to serve as an officer of various of our subsidiaries and joint ventures.

        Edmund Hoyt, 58, joined the Company in November 1986 and has served as Interim Chief Financial Officer since October 2008, and Senior Vice President and Chief Accounting Officer of the Company since 2000. During his time with the Company, Mr. Hoyt has held several positions in the financial planning, accounting and controllership areas. In addition, Mr. Hoyt has served and continues to serve as a director and/or officer of various of our subsidiaries.

        Robert Michaels, 66, joined the Company in September 1972 and has served as Vice Chairman since March 2009. Prior to being named Vice Chairman, Mr. Michaels served as Chief Operating Officer since 1995. Mr. Michaels also served as a director and President of the Company from 1995 to October 2008. In addition, Mr. Michaels has served and continues to serve as a director and/or officer of various of our subsidiaries and joint ventures. Mr. Michaels is an ex-officio trustee of the ICSC and a director of the Center for Urban Land Economics Research at the School of Business of the University of Wisconsin-Madison.

        Sharon Polonia, 47, joined the Company in May 1998 and has served as Executive Vice President since March 2009. Prior to being named Executive Vice President, Ms. Polonia served as Senior Vice President, Asset Management of the Company since 2000. Ms. Polonia has held several positions in the areas of asset management and leasing.

        Hugh Zwieg, 50, joined the Company in March 2010 as Executive Vice President of Finance. Prior to joining the Company, Mr. Zwieg had been Chief Executive Officer of Wind Realty Partners since January 2007. Windy Realty Partners provides advisory, operating and disposition services in connection with the marketing and sale of office property portfolios. From 1989 to December 2006, Mr. Zwieg held various positions with CMD Realty Investors, L.P., including President and Chief Financial Officer since 2004. CMD Realty Investors was a privately held real estate operating company focused on the acquisition and development of office and industrial properties throughout the United States, with average assets under management of approximately $1 billion.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires our directors, executive officers and holders of more than 10% of our common stock to file reports of holdings and transactions in our common stock with the SEC. Based solely on our review of the reports furnished to us, we believe that all of our directors, executive officers and 10% stockholders complied with all Section 16(a) filing requirements during the fiscal year ended December 31, 2009, except that one Form 4, covering one transaction, was untimely filed by Mr. Glenn Rufrano, who served as a non-employee director in 2009.

Code of Business Conduct and Ethics

        We have a Code of Business Conduct and Ethics which applies to all of our employees, officers and directors, including our Chairman, Chief Executive Officer and Chief Financial Officer. Our Code of Business Conduct and Ethics prohibits conflicts of interest, which are broadly defined to include any situation where a person's private interest interferes in any way with the interests of the Company. In addition, this Code prohibits direct or indirect personal loans to executive officers and directors to the extent required by law and stock exchange regulation. The Code does not attempt to cover every issue that may arise, but instead sets out basic principles to guide all of our employees, officers, and directors. Any waivers of the Code for any executive officer, principal accounting officer, or director may be made only by the Board or a Board committee and will be promptly disclosed to stockholders. The Code includes a process and a toll-free telephone number for anonymous reports of potentially inappropriate conduct or potential violations of the Code.

        The Code of Business Conduct and Ethics is available on the Corporate Governance page of our website at www.ggp.com and we will provide a copy of the Code of Business Conduct and Ethics without charge to any person who requests it in writing to: General Growth Properties, Inc., 110 N. Wacker Dr., Chicago, IL 60606, Attn: Corporate Secretary. We will post on our website amendments to or waivers of our Code of Ethics for executive officers, in accordance with applicable laws and regulations.

Item 11.    Executive Compensation

Compensation of Directors

        Directors who are our employees receive no fees for their services as directors. Non-employee directors receive an annual fee for their service on the Board, a fee for each Board and committee meeting attended and reimbursement of expenses incurred in attending meetings. The chart below sets forth the fee structure for non-employee directors as of December 31, 2009.

Annual fee paid to:
All non-employee Directors, except Chairman	$50,000
Non-employee Chairman of the Board of Directors	$225,000	(1)
Audit Committee Chair	$25,000
Compensation Committee Chair	$15,000
Nominating & Governance Committee Chair	$10,000
Other Committee Chairs	$20,000	maximum(2)
Lead Director	$20,000	(3)
Fee for each meeting attended:
Board meetings attended in person	$1,500
Board meetings attended telephonically	$1,000
Audit Committee meetings	$1,500
Other Committee meetings attended in person	$1,500
Other Committee meetings, other than Audit, attended telephonically	$1,000

(1)
The non-executive Chairman of the Board of Directors, John Bucksbaum, does not receive any meeting fees or retainers. Mr. Bucksbaum is also entitled to receive health benefits under the health benefit plans provided to employees of the Company, without paying a participation fee.

(2)
An annual fee not to exceed $20,000 may be paid to the Chair of each Committee that may be established from time to time, other than the Audit Committee, the Compensation Committee and the Nominating & Governance Committee.

(3)
The annual fee paid to the Lead Director is $20,000.

        In addition to receiving fees for their services as directors, our non-employee directors receive annual equity awards under our 2003 Incentive Stock Plan (the "2003 Plan"). All non-employee directors are entitled to receive, on the earlier of (i) the tenth day of each May, or the first business day thereafter, or (ii) the certification of the director election results for each annual meeting of the Company's stockholders, an annual restricted stock award of 10,000 shares ("Annual Award"). In addition, upon initial election or appointment to the Board, each new non-employee director is entitled to receive a restricted stock award of 10,000 shares ("Initial Award"); provided however that if a non-employee director is first elected to the Board at an annual meeting of the Company's stockholders, then the non-employee director shall receive only an Annual Award, not an Initial Award. The restricted stock awards vest one-third on the grant date and one-third on each of the first and second anniversaries of the grant date ("RSU Awards"). If the RSU Awards have a value of less than $90,000, as such value is determined for financial statement purposes, then the difference is paid to each non-employee director in cash ("Restricted Stock Cash Adjustment") in four equal quarterly payments. Each recipient of restricted stock possesses all of the rights of a stockholder of the Company, including the right to vote and receive dividends.

        The following table summarizes the compensation paid to or earned by each of our non-employee directors during 2009.

2009 Director Compensation

Name(1)	Fees Earned or Paid in Cash ($)(2)	Stock Awards ($)(3)(4)	Restricted Stock Cash Adjustment(6)	Total($)
William Ackman(5)	$29,071	$48,500	$41,500	$119,071
John Bucksbaum	$225,000	—	—	$225,000
Alan Cohen	$122,000	$11,000	$79,000	$212,000
Anthony Downs	$105,000	$11,000	$79,000	$195,000
John Haley	$13,587	$40,600	$49,400	$103,587
John Riordan	$126,500	$11,000	$79,000	$216,500
Glenn Rufrano(5)	$29,935	$13,900	$76,100	$119,935
Beth Stewart	$140,000	$11,000	$79,000	$230,000

(1)
Adam Metz and Thomas Nolan, are not included in this table because they are employees of the Company and thus receive no compensation for their services as directors. The compensation received by Messrs. Metz and Nolan as employees of the Company is shown in the Summary Compensation Table set forth below. Debra Cafaro and Sheli Rosenberg are not included in this table because they became directors of the Company effective March 29th and April 13, 2010, respectively.

(2)
Consists of annual retainer fees and meeting fees in accordance with the fee structure described above. The following fees earned prior to the Company's bankruptcy filing are included in the fee amounts provided, but have not been paid: Mr. Cohen, $1,000; Mr. Downs, $3,000; Ms. Stewart, $1,000; and Mr. Riordan, $1,000.

(3)
This amount represents the aggregate grant date fair value computed in accordance with Financial Accounting Standards Board Accounting Standards Codification Topic 718 ("FASB ASC Topic 718").

(4)
Each of Messrs. Ackman, Haley and Rufrano held an aggregate of 6,667 shares of unvested restricted stock as of December 31, 2009. Mr. Cohen, Mr. Downs, Mr. Riordan and Ms. Stewart held an aggregate of 7,167 shares of unvested restricted stock as of December 31, 2009. In addition, as of December 31,2009, the following are the aggregate number of shares issuable upon exercise of outstanding option awards granted to each of our non-employee directors prior to 2009: Mr. Ackman, 0; Mr. Bucksbaum, 0; Ms. Cafaro, 0; Mr. Cohen, 10,000; Mr. Downs, 2,500; Mr. Haley, 0; Mr. Riordan, 7,000; Ms. Rosenberg, 0; Mr. Rufrano, 0; and Ms. Stewart, 2,500. No amount related to these previously issued options was recognized for financial statement purposes for the fiscal year ended December 31, 2009, in accordance with FASB ASC Topic 718.

(5)
Mr. Ackman resigned from the Board, effective March 8, 2010. Mr. Rufrano resigned from the Board, effective March 19, 2010.

(6)
This amount represents the Restricted Stock Cash Adjustment earned in 2009 in connection with the May 2009 restricted stock grant.

Compensation Discussion and Analysis

  Introduction

        This Compensation Discussion and Analysis ("CD&A") describes the Company's compensation philosophy and policies for executive officers of the Company, and how this philosophy is applied to the compensation of the named executive officers, those officers of the Company required to be discussed in this CD&A ("NEOs"). For 2009, NEOs received base salary and (except for NEOs with employment agreements) short term incentive compensation pursuant to the Company's incentive plan for all full-time employees, the Cash Value Added Incentive Compensation Plan (the "CVA Plan"). In addition, 47 employees, including the NEOs, became eligible to receive long term incentive compensation in accordance with the terms of the Company's new key employee incentive plan (the "KEIP"). The overall goal of the Compensation Committee is to assure that compensation paid to the NEOs is fair, reasonable and competitive, and is linked to increasing the Company's long-term enterprise value. The NEOs are:

  Adam Metz, Chief Executive Officer
  Thomas Nolan, Jr., President and Chief Operating Officer
  Edmund Hoyt, Interim Chief Financial Officer
  Joel Bayer, Chief Investment Officer
  Robert Michaels, Vice Chairman

  Compensation Philosophy and Policies

        The primary objective of the Company's executive compensation philosophy is to attract, motivate and retain executives who possess the high quality skills and talent necessary to lead and, where appropriate, transform the Company's business. Our policy also seeks to foster a performance-oriented environment by directly linking a significant part of each executive officer's total compensation to short-term operating performance, long-term enterprise value, and, during 2009 and 2010, the Company's successful reorganization in Chapter 11. The following compensation policies have been developed and implemented in order to ensure that the objectives of the compensation philosophy of the Company are attained.

        Total Compensation Should Be Competitive.    Competitiveness of the Company's compensation is a significant factor considered in establishing compensation. The compensation of the executive officers was benchmarked against the Benchmark Companies and the Survey Benchmarks (each as described below). The Compensation Committee specified the market median of the Benchmark Companies as the Company's competitive pay objective when establishing total compensation for the executive officers.

        Alignment of Interests with GGP Stakeholders.    Executive officers should act in the interests of all GGP stakeholders, including our creditors and stockholders. We believe that incentives aligning the interests of executive officers and GGP stakeholders provide proper motivation for enhancing value to all stakeholders.

        Compensation Must Be Commensurate With the Employee's Value to the Company.    Total compensation is higher for individuals with greater responsibility and greater ability to influence the Company's achievement of targeted results and stakeholder recoveries.

        Compensation Must Be Transparent.    Our compensation program is intended to be transparent and easily identifiable.

  Compensation Committee Process

        Overview.    In early 2009, the Compensation Committee and management began to consider changing the Company's compensation structure to incentivize employees and align employee goals with those of the Company's reorganization efforts. As a result of the Company's entry into Chapter 11, the decision was made to modify the existing CVA Plan and, given the uncertainty related to equity incentives in a Chapter 11 environment, modify the form of the Company's long-term incentive compensation from equity to cash.

        Engagement of Hewitt.    The Company engaged Hewitt Associates, LLC ("Hewitt"), a compensation committee advisory firm, in May 2009 to assist with four principal tasks:

  •
  determining whether continuation of the CVA Plan and/or implementation of a key employee incentive program was necessary to provide market competitive compensation;

  •
  preparing a comparative analysis to assist in analyzing the need for incentive plans and the appropriate levels of compensation of any such plans;

  •
  developing the terms and conditions of any such plans; and

  •
  assisting with other executive compensation needs as they arise.

        Benchmark Analysis.    Compensation paid by the Benchmark Companies was a significant factor considered by the Compensation Committee in establishing compensation of the executive officers for 2009 and designing incentive compensation plans for 2009 and 2010. The compensation practices of the Benchmark Companies were reviewed to assess whether our compensation practices were competitive in, and reasonable as compared to, the marketplace.

        In 2009, the Benchmark Companies were 18 publicly-traded companies in the real estate industry, including ten which were used as Benchmark Companies in prior years and eight additional companies included in the group recommended by Hewitt. The Compensation Committee agreed that the 2009 Benchmark Companies represent an appropriate peer group for benchmarking Company pay levels and pay practices because the component companies are in the same industries as the Company. The "Benchmark Companies" are:

  Boston Properties Inc.
  CBL & Associates Properties, Inc.
  Developers Diversified Realty Corporation
  Equity Residential
  Federated Realty Investment Trust
  Glimcher Realty Trust
  HCP, Inc.
  Host Hotels & Resorts, Inc.
  Kimco Realty Corporation
  Pennsylvania Real Estate Investment Trust
  Prologis
  Regency Centers Corp
  Simon Property Group, Inc.
  SL Green Realty Corp
  Taubman Centers, Inc.
  The Macerich Company
  Vornado Realty Trust
  Weingarten Realty Investors

        The Compensation Committee also reviewed executive compensation data from real estate and general industry surveys from the following sources (the "Survey Benchmarks"): Hewitt Total Compensation Measurement (TCM) Survey; NAREIT Compensation Survey; Mercer Real Estate Compensation Survey; US Mercer Benchmark Database—Executive Survey; and Watson Wyatt Data Services: Survey Report on Top Management Compensation.

        The actual and target salary, total cash compensation (base salary and short-term incentive compensation) and total direct compensation (total cash compensation and long-term incentive compensation) for our executive officers were compared to the compensation paid by the Benchmark Companies, as well as companies included in the Survey Benchmarks.

        In addition, the Compensation Committee reviewed benchmarking data prepared by Hewitt regarding incentive compensation plans from companies involved in recent Chapter 11 proceedings. These companies were used to confirm the appropriate metrics and structures of incentive plans in restructuring organizations.

        Modifications to Incentive Compensation Programs for 2009 and 2010.    Hewitt reviewed the incentive compensation practices of the Company and the Benchmark Companies. Hewitt concluded that, from a market perspective, the Benchmark Companies had both short and long term incentive programs for their key employees. Therefore, Hewitt recommended continuation of some form of the CVA Plan, the Company's short term incentive plan, as it was an essential part of employee compensation. Specifically, without the CVA Plan, the Company would fall well below the market median for compensation paid to its executive officers. In addition, to remain competitive and ensure the alignment of key employees and stakeholders in the restructuring, Hewitt recommended that the Company implement the KEIP to provide eligible employees long-term performance cash incentive opportunities in lieu of the Company's prior equity award practices.

        After receiving Hewitt's recommendations and proposals on modifying the CVA Plan and implementing the KEIP, management presented these recommendations to the Compensation Committee, which authorized management to continue to develop the plans in consultation with various stakeholders in the Chapter 11 Cases, including the official unsecured creditors' committee, the official equity committee and the United States Trustee.

        The Compensation Committee determined that implementing these employee incentive programs was important to create incentives based on meaningful defined financial goals to motivate the Company's employees and executives to work hard and to undertake and deliver on important tasks to enhance the value of the Company. These incentive programs are designed to tie an employee's incentive award with operating and financial performance, as well as, where applicable, value creation based on stakeholder recoveries. If none of the minimum performance goals are satisfied under the modified CVA Plan (the "Modified CVA Plan") or the KEIP, then there is no payout under the applicable employee incentive program.

        After significant dialogue and negotiation with the various constituencies, the Compensation Committee and the full Board approved the Modified CVA Plan and the KEIP. The plans were approved by the Bankruptcy Court in October 2009 based on the support and recommendation of the official unsecured creditors' committee, the official equity committee and the United States Trustee.

        Role of Messrs. Metz and Nolan in Establishing Compensation.    Messrs. Metz and Nolan play a significant role in the compensation setting process. The most significant aspects of their role include: recommending performance targets for the Company's CVA Plan, advising the Compensation Committee with respect to attainment of such performance targets, evaluating the performance of the other executive officers and recommending the base salary and individual CVA and KEIP target incentive awards of the other executive officers. Messrs. Metz and Nolan regularly participate in Compensation Committee meetings to provide this information.

        Conclusion.    The Compensation Committee concluded that the payments of cash and grants of incentive awards to the NEOs discussed below under "Elements of Compensation" and the payments of cash and grants of incentive awards made to the other executive officers were reasonable and consistent with the Company's philosophy and policies for 2009.

  Elements of Compensation

        The Compensation Committee designed each of the elements of compensation for executive officers to further the philosophy and policies set forth above and to support and enhance the business strategy of the Company. Base salary is designed to provide a minimum level of guaranteed pay. Short-term incentives reward short-term operating and financial performance, and long-term incentives align management interests with the interests of the stakeholders of the Company.

        The Compensation Committee does not have a formula for establishing a specified percentage of total compensation that each of the Company's elements of compensation should represent. In addition, there is no formula for allocating between currently paid-out compensation and long-term compensation. However, when considering any individual element of an executive officer's total compensation, the Compensation Committee took into consideration the aggregate amounts and mix of the executive officer's compensation as compared to the Benchmark Companies.

        Base Salary.    The base salaries for Messrs. Metz and Nolan were established pursuant to their October 2008 employment agreements. These base salaries are applicable until December 31, 2010, the expiration of the current term of the employment agreements.

        In light of the Company's financial situation in early 2009, the Company did not conduct its annual base wage adjustment process for all employees, nor did the Compensation Committee perform its typical annual review of executive officer salaries. However, in July 2009, based on a review of the Benchmark Companies, Survey Benchmarks, and the recommendations of Messrs. Metz and Nolan, it was determined that certain executive officer salaries should be adjusted in light of the desired total compensation result. Mr. Bayer was the only NEO affected by the adjustment and his salary was revised from $500,000 to $600,000.

        In March 2010, Mr. Hoyt's salary was adjusted to $535,000 (from $710,000) when a new Executive Vice President—Finance was hired to undertake responsibilities which include some that Mr. Hoyt, as interim Chief Financial Officer, previously undertook.

        Cash Bonus Awards.    Pursuant to their employment agreements, for service through October 25, 2009, Messrs. Metz and Nolan were entitled to fixed cash bonuses of $2,000,000 and $1,600,000, respectively, payable quarterly in equal installments on each of February 2, 2009, May 2, 2009, August 2, 2009 and October 25, 2009. Messrs. Metz and Nolan both elected to reduce their February 2, 2009 fixed cash bonus to one-half of the amount payable pursuant to their respective employment agreements in light of the Company's financial circumstances at the time. Pursuant to their employment agreements, Messrs. Metz and Nolan were also entitled to discretionary cash bonuses of up to $1,000,000 and $800,000, respectively, payable in October 2009, which the Compensation Committee determined to pay Messrs. Metz and Nolan in full based on the success of Messrs. Metz and Nolan in leading the Company through the restructuring process while maintaining sound operations and performance.

        From and after October 26, 2009, pursuant to their employment agreements, Messrs Metz and Nolan were to participate in the Company's then applicable bonus plans in a manner commensurate with their respective positions. However, under the Company's annual bonus plan, Messrs. Metz and Nolan could not participate in such plan until January 1, 2010. As a result, following negotiations with the various stakeholders and approval of the Bankruptcy Court, in lieu of such participation,

Messrs. Metz and Nolan received an additional prorated quarterly bonus payment of $364,130 and $291,304, respectively, for the period from October 26, 2009 through December 31, 2009.

        Modified CVA Plan.    The annual cash incentive has been and continues to be paid pursuant to the CVA Plan, which is designed to reward participants for their contribution to the achievement of annual corporate performance goals. Annual equity awards in connection with the CVA Plan were made for performance through 2007; however, such awards were eliminated with respect to 2008 and later performance periods for all employees, including the NEOs.

        The Compensation Committee is authorized to designate participants in the CVA Plan and, in addition to our executive officers (other than Messrs. Metz and Nolan), approximately 2,700 of the Company's employees participated in the Modified CVA Plan in 2009. The establishment of the target incentive awards for the participating executive officers was broadly designed to achieve aggregate market median compensation assuming 100% CVA Plan payout, based on a review of total compensation at the Benchmark Companies and Survey Benchmarks. The Compensation Committee and the other stakeholders believe this is appropriate in light of the Company's Chapter 11 circumstances. The targets for Messrs. Metz and Nolan for 2010 and Messrs. Hoyt, Bayer and Michaels for 2009 and 2010 are as follows:

Executive	Modified CVA Plan Target Incentive Awards (as a percent of base salary)
Metz*	133%
Nolan*	128%
Hoyt	50%
Bayer	75%
Michaels	25%

*
Target applicable to 2010 only.

        The Modified CVA Plan award for executive officers is equal to base salary times their target incentive award times the applicable payout percentage (see schedule below), subject to discretionary adjustment by Messrs. Metz and Nolan based on individual executive officer performance. The payout percentage under the Modified CVA Plan is determined based on achievement of the Company EBITDA target and using the payout curve illustrated below:

Modified CVA Plan Payouts

	Performance Level (EBITDA)	Payout Percentage of CVA Target Opportunity
Maximum	109% and above	200% of Target
Target	100%	100% of Target
Low Performance	92%	11.1% of Target
Threshold	91% or below	No Payout

        For NEOs (inclusive of, beginning in 2010, Messrs. Metz and Nolan), the Company performance target under the Modified CVA Plan is based on EBITDA, which is defined as NOI plus property management revenue less corporate overhead (excluding restructuring costs) and capitalized costs. "NOI" means the aggregate operating revenues of the Company's and its subsidiaries' real estate properties and master planned communities less the aggregate property and related expenses of such properties and communities (excluding interest, depreciation, amortization, reorganization and extraordinary expenses, and impairment charges).

        The Company performance targets for 2009 were recommended by management, approved by the Compensation Committee, agreed to by the various stakeholders in the Chapter 11 Cases and approved by the Bankruptcy Court. For 2009, target EBITDA was $2.116 billion, which was designed to reflect estimated Company performance so that the goal of providing market median compensation would be achieved if Company performance met expectations. In 2009, the Company achieved EBITDA performance of 100.726% of target, resulting in an applicable payout percentage of 108.06%.

        The calculated awards under the Modified CVA Plan for 2009 were reviewed and modified based on each executive officer's relative individual performance at the recommendation of Messrs. Metz and Nolan as follows:

Executive	CVA Award Based upon 2009 EBITDA Performance Level	Modified Award Based upon CEO/COO Adjustment
Hoyt	$383,613	$300,000
Bayer	$486,270	$475,000
Michaels	$324,180	$300,000

        KEIP.    The KEIP was designed to provide long-term incentive compensation for the duration of the Chapter 11 Cases. The NEOs, including Messrs. Metz and Nolan, are included in the 46 employees eligible to participate in the KEIP. These 46 participants were chosen either because they are essential to the Company's operations or integral to the bankruptcy reorganization process and/or creating long-term enterprise value.

        KEIP target opportunities were broadly designed to provide median aggregate market compensation on a two-year annualized basis, assuming Chapter 11 plan recoveries are at the "Objective 1" level in the "KEIP Payouts" chart below. The KEIP target opportunities for the NEOs are:

Executive	KEIP Target Incentive Awards (as a percent of base salary)
Metz	225%
Nolan	200%
Hoyt*	99.35%
Bayer	125%
Michaels	40%

*
Mr. Hoyt's KEIP target opportunity was revised from 75% to 99.35% in March 2010 to maintain his original participation level in the KEIP notwithstanding the change in his base salary.

        The KEIP payout formula is based on plan recoveries in the Chapter 11 Cases to all unsecured creditors and third party equity holders of General Growth Properties, Inc., GGP Limited Partnership, GGPLP L.L.C., and The Rouse Company Limited Partnership (collectively, the "Parent Level Debt and Equity"). The payout opportunity increases as recoveries increase and, therefore, maximizes enterprise value creation. The KEIP performance metrics are the recovery value to the Parent Level Debt and Equity based on the value in the plan of reorganization calculated on emergence from bankruptcy (the "Plan Recovery Value"), and based on the market value of the consideration distributed to the Parent Level Debt and Equity 90 days after emergence from bankruptcy (the "Market Recovery Value"). Each of these performance metrics is then applied to the executive officers' KEIP target opportunities using a payout curve to calculate their payouts under the KEIP. The executive officers' payouts will be based 40% on the Plan Recovery Value and 60% on the Market Recovery Value.

        Payout level under the KEIP are determined based on the plan recovery metrics using a payout curve with a threshold level and no maximum, as illustrated in the chart below. Payout levels will be interpolated between the illustrated threshold and objective levels and above based upon the payout curve. As shown below, after an 85% recovery has been reached, every increase of 10% in the recovery percentage yields an increase of 100% in the payout percentage. If, pursuant to the plan of reorganization, the Parent Level Debt is paid in full in cash and the Parent Level Equity receives no distribution, the recovery percentage would be 100%. Payout percentages will continue to increase beyond the highest objective level shown at the same rate if achieved recovery percentages are greater than 105%. A recovery percentage above 100% would be the result of a distribution pursuant to the plan of reorganization to the Parent Level Equity. Each one dollar per share distribution to the Parent Level Equity results in a 4.86% increase in the recovery percentage, weighted between the Plan Recovery Value and the Market Recovery Value. The plan recovery of the KEIP was left without a maximum to incentivize management to maximize the recovery to the Parent Level Debt and Equity. Maximum payout levels under the KEIP are not determinable at this time.

KEIP Payouts

	Recovery Percentage Calculated Using Plan Recovery Value & Market Recovery Value	Payout Percentage of KEIP Target Opportunity
Threshold	45% or below	No Payout
Low Performance	46%	5% of Target
Objective 1	65%	100% of Target
Objective 2	85%	200% of Target
Objective 3	95%	300% of Target
Objective 4	105%	400% of Target
Uncapped	â	â

        In addition to the plan recovery metrics based on Plan Recovery Value and Market Recovery Value, there is an emergence incentive pool specifically designed to incentivize executive officers and other KEIP participants to expeditiously emerge from Chapter 11 as set forth in the table below. This pool will be allocated by the Compensation Committee, if applicable. All KEIP participants are eligible for a distribution from the pool, including the NEOs.

Emergence Date	Pool
June 30, 2010 or earlier	$10 million
July 1, 2010 to September 30, 2010	$5 million
October 1, 2010 or later	$0

        All payments under the KEIP are to be made in cash promptly upon satisfaction of the relevant payment conditions.

        Equity Awards.    Periodic discretionary grants of stock, stock options and restricted stock under the 2003 Plan were previously an important element of our executive compensation program; however, no discretionary equity awards were made in 2009. The Compensation Committee does not expect to make equity awards to the NEOs prior to the Company's emergence from bankruptcy. As discussed above, the KEIP is intended to replace our historic equity grants for 2009 and 2010.

  Stock Ownership Guidelines

        The Company does not have an executive officer stock ownership policy or guideline specifying any targeted ownership levels for executive officers. The Company's insider trading policy prohibits aggressive or speculative transactions with respect to the Company's securities, including short sales and the purchase or writing of put or call options. In addition, under the policy employees may not pledge or otherwise use Company securities as collateral for a margin loan or any other loan where the obligation to repay such loan is affected by the value of the Company's securities.

  Retirement Benefits

        The Company provides no defined benefit pension benefits or supplemental pension benefits to executive officers.

  Perquisites

        Except in very limited circumstances, our executive officers do not receive perquisites or other benefits that are not available to all of our employees.

  Termination Compensation

        If the Company terminates either Mr. Metz's or Mr. Nolan's employment without "cause" during the term of the employment agreements, then the terminated executive is eligible (subject to execution of a release in favor of the Company) to receive a lump sum severance payment equal to the executive's base salary through the end of the term and continuation of medical and dental benefits for the remainder of the term. The employment agreements also provide for a gross-up payment for certain excise taxes under Section 4999 of the Internal Revenue Code, subject to stated limits in the agreements.

        The Company does not have any employment contracts, severance agreements, or change-in-control agreements with any other NEOs.

  Impact of Regulatory Requirements on Compensation

        Section 162(m).    The Compensation Committee has considered the anticipated tax treatment to the Company and our executive officers of various payments and benefits.

        The Committee has determined not to limit executive compensation to that deductible under Section 162(m) of the Internal Revenue Code. The Compensation Committee will monitor the impact to the Company and consider whether any changes in the Company's programs are warranted. However, the Compensation Committee may continue to approve compensation that does not meet the requirements of Section 162(m) if necessary to ensure competitive levels of total compensation for the executive officers.

Compensation Committee Report

        We, the undersigned members of the Compensation Committee, have reviewed and discussed the foregoing Compensation Discussion and Analysis with management. Based on our review and discussion with management, we have recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Amendment to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Respectively submitted by the Compensation Committee,
Alan Cohen (Chair) John Haley John Riordan

Compensation Committee Interlocks and Insider Participation

        During all or part of the year ending December 31, 2009, William Ackman, Alan Cohen, John Riordan, Glenn Rufrano and Beth Stewart served as members of the Company's Compensation Committee. John Haley joined the Compensation Committee on March 18, 2010. None of these directors is or has been an officer or an employee of the Company. In addition, during 2009, none of the Company's executive officers served on the board of directors or compensation committee (or committee performing equivalent functions) of any other company that had one or more executive officers serving on the Board or Compensation Committee.

Summary of Cash and Certain Other Compensation

        The following tables set forth information regarding the compensation of the NEOs, who are our Chief Executive Officer, Chief Financial Officer and our three other most highly compensated officers, during the year ended December 31, 2009.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)		Stock Awards ($)(2)		Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)		Total ($)
Adam Metz	2009	$1,557,692	$3,114,130	(4)	—		—	—	$43,622	(5)	$4,715,444
Chief Executive Officer	2008	$230,769	—		$63,870	(5)	$1,938,000	—	$213,147	(5)	$2,445,786
	2007	—	—		$90,345	(5)	—	—	$77,000	(5)	$167,345
Edmund Hoyt	2009	$741,346	—		—		—	$300,000	$12,250	(7)	$1,053,596
Interim Chief Financial	2008	$485,000	—		$149,622		—	$105,010	$15,478	(7)	$755,110
Officer	2007	$390,000	$50,000	(6)	—		$466,089	$198,508	$11,250	(7)	$1,115,847
Joel Bayer	2009	$578,846	—		—		—	$475,000	$12,250	(8)	$1,066,096
Senior Vice President and	2008	$500,000	—		$161,850		—	$94,830	$16,071	(8)	$772,751
Chief Investment Officer	2007	$486,000	—		—		$164,983	$247,372	$11,250	(8)	$909,605
Robert Michaels	2009	$1,269,231	—		—		—	$300,000	$12,250	(9)	$1,581,481
Vice Chairman	2008	$1,200,000	—		$127,235		—	$125,000	$32,578	(9)	$1,484,813
	2007	$1,000,000	$1,000,000	(6)	—		$1,391,802	$508,996	$51,893	(9)	$3,952,691
Thomas Nolan, Jr.	2009	$1,298,077	$2,491,304	(4)	—		—	—	$113,080	(10)	$3,902,461
President and Chief	2008	$192,308	—		$63,870	(10)	$1,550,400	—	$135,547	(10)	$1,942,125
Operating Officer	2007	—	—		$90,345	(10)	—	—	$77,500	(10)	$167,845

(1)
These amounts reflect the 27 pay periods in 2009 plus an amount equal to one week of compensation for each of Messrs. Hoyt, Bayer and Michaels, as a result of the termination, by the Company, of a vacation accrual plan.

(2)
These amounts represent the aggregate grant date fair value, computed in accordance with FASB ASC Topic 718, of awards and options pursuant to the Company's 1993 Plan, 1998 Incentive Stock Plan ("1998 Plan") and 2003 Plan.

(3)
Non-Equity Incentive Plan Compensation represents amounts earned under the CVA Plan for the year shown that are paid in the following year. See the above "Compensation Discussion and Analysis" for a description of the CVA Plan.

(4)
These amounts represent cash bonus payments pursuant to employment agreements.

(5)
The "Stock Awards" amounts relate to restricted stock grants that Mr. Metz received as a non-employee director. The "All Other Compensation" amount for 2009 represents the sum of the Company's 401(k) matching contribution ($12,250) and amounts paid by the Company for medical insurance for Mr. Metz and his family that Mr. Metz had in place prior to joining the Company ($31,372). The "All Other Compensation" amount for 2008 represents the sum of the Company's 401(k) matching contribution ($5,769) and the sum of fees that Mr. Metz received as a non-employee director ($207,378). The "All Other Compensation" amount for 2007 represents the sum of fees that Mr. Metz received as a non-employee director.

(6)
These amounts represent cash bonuses earned for the year shown that were paid in the following year.

(7)
This amount represents the sum of the Company's 401(k) matching contribution ($12,250 in 2009, $11,250 in 2008, and $11,250 in 2007). The amount for 2008 also includes the sum of dividends on restricted stock ($4,228).

(8)
This amount represents the Company's 401(k) matching contribution ($12,250 in 2009, $11,500 in 2008, and $11,250 in 2007). The amount for 2008 also includes the sum of dividends on restricted stock ($4,571).

(9)
This amount represents the Company's 401(k) matching contribution ($12,250 in 2009, $11,500 in 2008, and $11,250 in 2007), the sum of dividends on restricted stock ($3,569 in 2008 and $15,332 in 2007) and reimbursements of certain travel expenses deemed to be personal expenses ($17,509 in 2008 and $25,311 in 2007).

(10)
The "Stock Awards" amounts relate to restricted stock that Mr. Nolan received as a non-employee director. The "All Other Compensation" amount for 2009 represents the sum of the Company's 401(k) matching contribution ($12,250) and relocation expenses ($100,830). The "All Other Compensation" amount for 2008 represents the sum of the Company's 401(k) matching contribution ($4,808) and the sum of fees that Mr. Nolan received as a non-employee director ($130,739). The "All Other Compensation" amount for 2007 represents the sum of fees that Mr. Nolan received as a non-employee director.

Plan Based Awards

        The following table provides information on incentive awards made to the NEOs in 2009. These incentive awards were made pursuant to the Modified CVA Plan and the KEIP, which are both described above under "Compensation Discussion and Analysis" in Item 11. No equity awards were made to the NEOs in 2009.

        In the following table, threshold, target and maximum estimated possible payouts are provided. Under the terms of the Modified CVA Plan, no payments will be made if the performance target achievement level is 91% or below. As a result, the threshold payout under the Modified CVA Plan in the following table is estimated assuming a 92% performance level, the lowest whole percentage at which payment would be made under the plan. The target payout is estimated assuming a 100% performance level, while the maximum payout is estimated assuming a performance level of 109% or above (resulting in a payment of 200% of the executive's target award, which is the cap on potential awards under the Modified CVA Plan). All three payout scenarios assume that no discretion is exercised to increase or decrease the executive's payout.

        For potential payouts under the KEIP in the following table, threshold awards are estimated assuming a 46% plan recovery percentage, the lowest whole percentage at which payments will be made under the KEIP. Target award estimates assume a 65% plan recovery percentage, which is the performance level at which 100% of the target payouts are due. Because payments under the KEIP are not capped, no estimates of maximum payout amounts are included.

2009 Grants of Plan-Based Awards

			Estimated Possible Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date		Threshold ($)	Target ($)	Maximum ($)
Adam Metz	7/28/2009	(1)	$168,750	$3,375,000	uncapped
Edmund Hoyt	7/28/2009	(2)	$39,405	$355,000	$710,000
	7/28/2009	(1)	$26,576	$531,523	uncapped
Joel Bayer	7/28/2009	(2)	$49,950	$450,000	$900,000
	7/28/2009	(1)	$37,500	$750,000	uncapped
Robert Michaels	7/28/2009	(2)	$33,300	$300,000	$600,000
	7/28/2009	(1)	$24,000	$480,000	uncapped
Thomas Nolan, Jr	7/28/2009	(1)	$125,000	$2,500,000	uncapped

(1)
Incentive award under the KEIP.

(2)
Incentive award under the Modified CVA Plan for 2009. Note that actual amounts paid under the Modified CVA Plan for 2009 are set forth above in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

        The following table provides information on outstanding stock options and restricted stock held by the NEOs at December 31, 2009.

Outstanding Equity Awards at 2009 Fiscal Year-End Table

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date		Number of Shares of Stock That Have Not Vested (#)		Market Value of Shares of Stock That Have Not Vested ($)(1)
Adam Metz	—	—	—	—		500	(2)	$5,780
	1,000,000	—	$3.73	11/3/2013	(3)	—		—
Edmund Hoyt	—	—	—	—		3,171		$36,657
	75,000	—	$35.41	02/9/2010	(4)	—		—
	20,000	5,000	$50.47	02/6/2011	(4)	—		—
	—	15,014	$50.47	02/6/2011	(5)	—		—
	18,000	12,000	$65.81	2/22/2012	(4)	—		—
	—	13,819	$65.81	2/22/2012	(6)	—		—
Joel Bayer	—	—	—	—		3,429		$39,639
	10,000	—	$35.41	02/9/2010
	—	18,917	$50.47	02/6/2011	(5)
	—	17,292	$65.81	2/22/2012	(6)
Robert Michaels	—	—	—	—		2,677		$30,946
	120,000	—	$35.41	2/09/2010	(4)	—		—
	300,000	—	$50.47	2/06/2011	(4)	—		—
	—	34,317	$50.47	2/06/2011	(5)	—		—
	100,000	—	$65.81	2/22/2012
	—	33,613	$65.81	2/22/2012	(6)	—		—
Thomas Nolan, Jr.	—	—	—	—		500	(2)	$5,780
	7,500	—	$34.75	4/1/2010	(2)
	2,500	—	$47.26	1/3/2011	(2)
	800,000	—	$3.73	11/3/2013	(3)

(1)
This amount represents the value of the shares of common stock that have not vested based on the closing price per share of our common stock on December 31, 2009 ($11.56).

(2)
The award relates to compensation Messrs. Metz or Nolan previously received as a director of the Company and does not relate to any compensation as an officer or employee of the Company.

(3)
The option grants listed were issued in connection with Messrs. Metz and Nolan's employment agreements and vested in full on October 25, 2009.

(4)
The option grant listed was granted pursuant to either the 1993 Plan or the 2003 Plan and vests in increments of one-fifth on each of the grant date and the first through the fourth anniversaries of the grant date.

(5)
The option grant listed represents TSOs granted pursuant to the 1998 Plan which vest if shares of our common stock attain and sustain a threshold market price of $70.79 per share for at least 20 consecutive trading days at any time over the five years following the date of grant.

(6)
The option grant listed represents TSOs granted pursuant to the 1998 Plan which vest if shares of our common stock attain and sustain a threshold market price of $92.30 per share for at least 20 consecutive trading days at any time over the five years following the date of grant.

Option Exercises and Stock Vested

        The following table provides information on restricted stock that vested under all plans during 2009 by each of the NEOs during 2009. There were no option exercises by any of the NEOs during 2009.

2009 Option Exercises and Stock Vested Table

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)(1)
Adam Metz	1,000(2)	$1,045
Edmund Hoyt	1,057	$447
Joel Bayer	1,142	$490
Robert Michaels	892	$455
Thomas Nolan, Jr.	1,000(2)	$1,045

(1)
This amount represents the closing price per share of our common stock on the vesting date, multiplied by the number of shares vested.

(2)
The restricted shares which vested in 2009 all relate to compensation Messrs. Metz and Nolan previously received as directors of the Company and do not relate to any compensation as officers or employees of the Company.

Change in Control Payments

        None of our NEOs are entitled to payment of any benefits upon a change in control of GGP, except that our 1993 Plan, 1998 Plan and 2003 Plan each provide that upon a change in control all unvested restricted stock and unvested options shall immediately become vested (unless the Compensation Committee determines otherwise).

        As of December 31, 2009, the NEOs hold the following shares of unvested restricted stock and unvested options that would become vested upon a change in control. The unrealized value of the shares of unvested restricted stock and the unvested options was calculated by multiplying the closing price per share of our common stock on December 31, 2009 ($11.56) times the number of shares of unvested restricted stock. No value was ascribed to unvested options because the applicable exercise prices exceeded the closing price per share of our common stock on December 31, 2009.

Unvested Restricted Stock and Options Table

Name	Number of Shares Underlying Unvested Restricted Stock (#)		Number of Shares Underlying Unvested Options (#)	Unrealized Value of Unvested Stock and Options ($)
Adam Metz	500	(1)	—	$5,780
Edmund Hoyt	3,171		45,833	$36,657
Joel Bayer	3,429		36,209	$39,639
Robert Michaels	2,677		67,930	$30,946
Thomas Nolan, Jr.	500	(1)	—	$5,780

(1)
These restricted shares relate to compensation Messrs. Metz and Nolan previously received as directors of the Company and do not relate to any compensation as officers or employees of the Company.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plans

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

Stock Ownership

        The following two tables set forth information regarding beneficial ownership of our common stock by certain persons. The information presented in these tables is based upon the most recent filings with the SEC by these persons or upon other information that they have provided to us. Beneficial ownership is determined according to the rules of the SEC and generally includes any shares over which a person possesses sole or shared voting or investment power and options that are currently exercisable or exercisable within 60 days. Unless otherwise noted, we believe that the beneficial owners of common stock listed below have sole voting and investment power for all shares shown. The tables list the applicable percentage ownership based on 317,306,922 shares of common stock outstanding as of April 15, 2010. Shares of common stock subject to options currently exercisable or exercisable within 60 days of April 15, 2010 are deemed outstanding for the purpose of calculating the percentage ownership of the person holding these options, but are not treated as outstanding for the purpose of calculating the percentage ownership of any other person.

  Common Stock Ownership of Certain Beneficial Owners

        The following table sets forth, as of April 15, 2010, certain information concerning each stockholder who is known by us to beneficially own more than 5% of our outstanding common stock.

Name and Address	Number of Shares Beneficially Owned		Approximate Percent of Class
General Trust Company, as trustee	66,888,612	(1)	20.9%
M.B. Capital Partners III
M.B. Capital Units L.L.C.
300 North Dakota Avenue Suite 202 Sioux Falls, South Dakota 57104
Elliott Associates, L.P and affiliates	16,738,695	(2)	5.3%
712 Fifth Avenue 36th Floor New York, NY 10019
Morgan Stanley	16,000,020	(3)	5.0%
Morgan Stanley Capital Services Inc.
1585 Broadway New York, NY 10036
Pershing Square Capital Management, L.P. and affiliates	23,953,782	(4)	7.5%
888 Seventh Avenue, 42nd Floor New York, NY 10019

(1)
Based on the holders' Schedule 13D/A dated March 5, 2009. The shares held by General Trust Company ("GTC") are held by GTC solely in its capacity as trustee of trusts, the beneficiaries of which are members of the Bucksbaum family which, for purposes hereof, include the spouses and descendents of Martin, Matthew and Maurice Bucksbaum, including John Bucksbaum, Chairman of the Board of the Company. GTC is a general partner of M.B. Capital Partners III ("M.B. Capital") and M.B. Capital is the sole member of M.B. Capital Units L.L.C. ("Units L.L.C."). GTC has sole beneficial ownership of 10,368,092 shares of common stock. GTC, M.B. Capital and Units L.L.C. share beneficial ownership of 45,212,231 shares of common stock. GTC and M.B.

  Capital share beneficial ownership of 56,520,520 shares of common stock. Included in the number of shares beneficially owned by GTC, M.B. Capital, and Units L.L.C. are 2,862,221 shares of common stock issuable upon conversion of limited partnership units in GGP Limited Partnership, the Company's operating partnership (the "Operating Partnership"), as described under "Certain Relationships and Related Party Transactions." The number of shares issuable upon conversion, as contained in the holder's Schedule 13D/A, has been adjusted to reflect the change in the conversion ratio as a result of the Company's 2009 stock dividend.

(2)
Based on the holder's Schedule 13G dated March 18, 2010, which reports the beneficial ownership of 16,738,695 shares. Elliott Associates, L.P. ("Elliott") has sole power to vote and dispose of 6,886,300 of those shares. Elliott's wholly-owned subsidiaries, Elliott International, L.P. and Elliott International Capital Advisors Inc., share the power to vote and dispose of 9,852,395 shares.

(3)
Based on the holder's Schedule 13G dated February 12, 2010, which reports the beneficial ownership of 16,000,020 shares, with sole power to vote and dispose of all such shares.

(4)
Based on holder's Schedule 13D/A dated April 2, 2010, which reports beneficial ownership of 23,953,782 shares. Pershing Square Capital Management, L.P. ("PSCM"), PS Management GP, LLC ("PSMGP") and William A. Ackman ("Ackman") share the power to vote 23,953,782 shares and Pershing Square GP, LLC ("PSGP") shares the power to vote 8,601,425 of those shares along with PSCM, PSMGP and Ackman. PSCM, PSMGP and Ackman share power to dispose of all 23,953,782 shares and PSGP shares the power to dispose of only 8,601,425 along with PSCM, PSMGP and Ackman. The holder's Schedule 13D/A further discloses that these reporting persons also have additional economic exposure to approximately 54,907,669 shares under certain cash-settled total return swaps, bringing their aggregate economic exposure to 78,861,451 shares of common stock.

Equity Ownership of Management

        The following table sets forth certain information regarding the beneficial ownership of our common stock as of April 15, 2010 by each of our directors, each of the NEOs and all of our directors and executive officers as a group.

Directors and Executive Officers	Number of Shares Beneficially Owned		Approximate Percent of Class
John Bucksbaum	2,691,823	(1)(2)	*
Debra Cafaro	10,000		*
Alan Cohen	24,082	(3)	*
Anthony Downs	59,669	(3)(4)	*
John Haley	10,116		*
Adam Metz	1,096,389	(3)	*
Thomas Nolan	819,673	(3)	*
John Riordan	24,233	(3)	*
Sheli Rosenberg	10,000	(3)	*
Beth Stewart	18,509	(3)	*
Edmund Hoyt	103,528	(3)	*
Joel Bayer	51,685	(3)	*
Robert Michaels	598,593	(3)(5)	*
All directors and executive officers as a group (17 persons)	5,932,293	(6)	1.9%

*
Represents less than 1% of our outstanding common stock.

(1)
This amount does not include shares of common stock beneficially owned by General Trust Company, M.B. Capital Partners III, or M.B. Capital Units L.L.C. (see "Common Stock Ownership of Certain Beneficial Owners" above).

(2)
This amount includes: 20,859 shares of commons stock beneficially owned by Mr. Bucksbaum's spouse; 805,388 shares of common stock beneficially owned by the Matthew and Carolyn Bucksbaum Family Foundation, of which Mr. Bucksbaum is a director and officer; 866,115 shares of common stock beneficially owned (including 138,284 shares issuable upon conversion of Operating Partnership units) by Mr. Bucksbaum's father, Matthew Bucksbaum (a former director and officer of the Company); and 43,688 shares of common stock beneficially owned (including 25,350 shares issuable upon conversion of Operating Partnership units) by Mr. Bucksbaum's mother. Mr. Bucksbaum disclaims beneficial ownership of all shares referenced in the preceeding sentence.

(3)
This amount includes shares of our common stock that such person has the right to acquire within 60 days after April 15, 2010 pursuant to stock options awarded under our incentive stock plans. These amounts are as follows: Mr. Cohen, 2,539 shares; Mr. Downs, 2,539 shares; Mr. Metz, 1,015,761 shares; Mr. Nolan, 815,147 shares; Mr. Riordan, 2,539 shares; Ms. Stewart, 2,539 shares; Mr. Hoyt, 49,772 shares; and Mr. Michaels, 406,304 shares. This amount also includes shares of restricted stock which have not vested as of April 15, 2010 and of which the holder has the right to vote but not the right to dispose. These amounts are as follows: Ms. Cafaro: 6,667; Mr. Cohen: 7,167; Mr. Downs: 7,167; Mr. Haley: 6,667; Mr. Metz: 500; Mr. Nolan: 500; Mr. Riordan: 7,167; Ms. Rosenberg: 6,667; Ms. Stewart: 7,167; Mr. Hoyt: 2,114; Mr. Bayer: 2,286 and Mr. Michaels: 1,785.

(4)
This amount includes 10,404 shares beneficially owned by Mr. Downs as trustee of a trust for the benefit of his spouse.

(5)
This amount includes 1,200 shares of common stock beneficially owned by Mr. Michaels' spouse as trustee for the benefit of their grandchildren.

(6)
This amount includes an aggregate of 2,596,689 shares of common stock that our directors and executive officers have the right to acquire within 60 days after April 15, 2010 pursuant to stock options awarded under our incentive stock plans, 163,634 shares issuable upon conversion of Operating Partnership units beneficially owned by Mr. Bucksbaum's parents and 80,347 shares of restricted stock which have not vested as of April 15, 2010 and of which the holder has the right to vote but not the right to dispose.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

Related Party Transactions Policy

        Our Related Party Transactions Policy is designed to assist with the proper identification, review and disclosure of related party transactions. Under this policy, management of the Company is required to disclose to the Audit Committee any transaction between the Company and related parties, and the Audit Committee is responsible for reviewing and approving them. The Audit Committee may only approve a transaction between the Company and a related party if the transaction is on terms that are comparable to terms the Company could obtain in an arm's length transaction with an unrelated third party, and either the term of the transaction does not exceed one year or the Company can terminate the agreement evidencing the transaction upon reasonable notice to the related party. A related party for purposes of this policy means:

  •
  an officer or director of the Company;

  •
  a stockholder directly or indirectly beneficially owning in excess of five percent of the Company;

  •
  a person who is an immediate family member of, or shares a household with, an officer or director; or

  •
  an entity that is either wholly or substantially owned or controlled by someone listed above.

This policy does not apply to transactions of a type in which all Company employees may participate, a transaction that involves compensation for services rendered to the Company as an employee or director, or a transaction that involves the conversion or redemption of outstanding interests in the Operating Partnership.

Certain Relationships and Related Party Transactions

        The Company is the general partner of the Operating Partnership, and is currently the owner of approximately 96% of the partnership interests in the Operating Partnership. Several entities, the owners or beneficiaries of which are members of the Bucksbaum family (including John Bucksbaum) are limited partners of the Operating Partnership which currently own, in the aggregate, approximately 1% of the partnership interest in the Operating Partnership. This interest is convertible into 3,025,856 shares of our common stock. In addition, on January 2, 2009, one of these entities converted a majority of its limited partnership interest into 42,350,000 shares of our common stock.

Director Independence

        The Board consists of ten directors, a majority of which are independent within the meaning of the listing standards of the New York Stock Exchange (the "NYSE"). The Board affirmatively determined that each of the following directors, Debra Cafaro, Alan Cohen, Anthony Downs, John Haley, John Riordan, Sheli Rosenberg and Beth Stewart, is independent within the meaning of the NYSE listing standards. The Board reviewed all relevant information and concluded that none of the directors listed above possess any of the bright-line relationships set forth in the NYSE listing standards that prevent independence, nor do they possess any other relationship with the Company (either directly or as a partner, significant shareholder or officer of an organization that has a relationship with the Company), other than Board membership.

Item 14.    Principal Accounting Fees and Services

Auditor Fees and Services

        The following table presents the fees paid by the Company to its independent auditors, Deloitte & Touche LLP, for the audits of the Company's consolidated financial statements for the fiscal years ended December 31, 2008 and 2009 and fees billed for other services rendered by Deloitte & Touche LLP and its affiliates for those periods. Audit services consisted principally of the audits of the Company's annual financial statements and internal controls over financial reporting, audits of certain affiliates of the Company, including The Rouse Company LP, reviews of the financial statements included in the Company's Quarterly Reports on Form 10-Q, consents and other services related to SEC matters. Audit-related services consisted principally of audits in connection with operating expense audits required by tenants of several of the Company's properties. Tax services consisted principally of preparation and compliance.

	2008	2009
Audit Fees	$3,954,700	$3,997,750
Audit-Related Fees	$15,000	—
Tax Fees	$488,050	$511,807

Audit Committee's Pre-Approval Policies and Procedures

        The Audit Committee charter requires the Audit Committee to pre-approve all auditing services and permitted non-audit services (including the fees and terms associated with such services) to be provided by the Company's independent auditors, subject to certain de minimis exceptions for non-audit services which are approved by the Audit Committee prior to the completion of the audit. Pre-approval is typically provided at regularly scheduled Audit Committee meetings, but the Audit Committee has delegated to its Chair the authority to grant pre-approval for specified matters between meetings as necessary, provided the matter is then presented to the full Audit Committee at the next scheduled meeting. The Audit Committee has granted pre-approval for routine and recurring audit, non-audit and tax services, in each case with fees less than $10,000, so long as the services are directly related to the performance of specifically pre-approved services and the performance and cost of each such service is promptly reported to the Audit Committee. Under the policies adopted by the Audit Committee, if the invoice for a previously approved service materially exceeds the estimated fee or range of fees, the Committee or its Chair must approve such excess amount prior to payment of the invoice and the Company's independent auditors have been informed of this policy.

        In pre-approving the services generating fees in 2009, the Audit Committee has not relied on the de minimis exception to the SEC pre-approval requirements applicable to audit related, tax and all other permitted non-audit services.

 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

GENERAL GROWTH PROPERTIES, INC.
/s/ EDMUND HOYT Edmund Hoyt Senior Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

Date: April 30, 2010

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* John Bucksbaum	Director and Chairman of the Board	April 30, 2010
* Adam Metz	Director and Chief Executive Officer (Principal Executive Officer)	April 30, 2010
* Thomas Nolan, Jr.	Director, President and Chief Operating Officer	April 30, 2010
Debra Cafaro	Director
* Alan Cohen	Director	April 30, 2010
* Anthony Downs	Director	April 30, 2010
* John Haley	Director	April 30, 2010

Signature		Title	Date

* John Riordan		Director	April 30, 2010
Sheli Rosenberg		Director
* Beth Stewart		Director	April 30, 2010
*By:	/s/ EDMUND HOYT Edmund Hoyt Attorney-in-fact

 EXHIBIT INDEX

3.1	Restated Certificate of Incorporation of General Growth Properties, Inc. filed with the Delaware Secretary of State on February 10, 2006 (previously filed as Exhibit 3.1 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
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
4.3
Amendment to Rights Agreement dated as of February 1, 2000, between General Growth Properties, Inc. and certain other parties named therein (previously filed as Exhibit 4.3 to the Registration Statement on Form 8-A12B which was filed with the SEC on March 3, 2010).
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
4.14	Redemption Rights Agreement dated December 11, 2003, by and among the Operating Partnership, General Growth Properties, Inc. and Everitt Enterprises, Inc. (filed herewith).
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
4.17	Amendment to Registration Rights Agreement dated February 1, 2000, among General Growth Properties, Inc. and certain other parties named therein (filed herewith).
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
4.21
Second Amendment to Rights Agreement dated as of December 31, 2001, between General Growth Properties, Inc. and Mellon Investor Services, LLC, successor to Norwest Bank Minnesota, N.A. (previously filed as Exhibit 4.6 to the Registration Statement on Form 8-A12B which was filed with the SEC on March 3, 2010).
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
4.24	The Rouse Company and The First National Bank of Chicago (Trustee) Indenture dated as of February 24, 1995 (filed herewith).
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
10.8	Sixth Amendment to the LP Agreement and Exhibit A to the Amendment dated as of November 20, 2003 (filed herewith).
10.9	Amendment to the LP Agreement and Exhibit A to the Amendment dated as of December 11, 2003 (filed herewith).
10.10	Amendment to the LP Agreement dated March 5, 2004 (filed herewith).
10.11	Amendment to the LP Agreement dated November 12, 2004 (filed herewith).
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
10.20	Sixth Amendment to the LLC Agreement dated November 12, 2004 (filed herewith).

10.21		Operating Agreement dated November 10, 1999, between the Operating Partnership, NYSCRF, and GGP/Homart II L.L.C. (previously filed as Exhibit 10.20 to the Annual Report on Form 10-K for the year ended December 31, 2005 which was filed with the SEC on March 31, 2006).
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
Summary of Non-Employee Director Compensation Program (previously filed as Exhibit 10.29 to the Annual Report on Form 10-K for the year ended December 31, 2009 which was filed with the SEC on March 1, 2010).
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
10.33	*	General Growth Properties, Inc. 1998 Incentive Stock Plan, as amended (filed herewith).

10.34	*	Amendment dated November 8, 2006 and effective January 1, 2007 to General Growth Properties, Inc. 1998 Incentive Stock Plan (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 which was filed with the SEC on November 8, 2006).
10.35	*	Form of Option Agreement pursuant to 1998 Incentive Stock Plan (filed herewith).
10.36	*
General Growth Properties, Inc. Second Amended and Restated 2003 Incentive Stock Plan, effective December 18, 2008 (previously filed as Exhibit 10.36 to the Annual Report on Form 10-K for the year ended December 31, 2008 which was filed with the SEC on February 27, 2009).
10.37	*	Amendment to General Growth Properties, Inc. Second Amended and Restated 2003 Incentive Stock Plan, effective March 1, 2010 (filed herewith).
10.38	*	Form of Option Agreement pursuant to Second Amended and Restated 2003 Incentive Stock Plan (filed herewith).
10.39	*
Form of Employee Restricted Stock Agreement pursuant to Second Amended and Restated 2003 Incentive Stock Plan (previously filed as Exhibit 10.2 to the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 which was filed with the SEC on August 9, 2006).
10.40	*	Form of Non-Employee Director Restricted Stock Agreement pursuant to Second Amended and Restated 2003 Incentive Stock Plan (filed herewith).
10.41	*
Form of Restricted Stock Agreement pursuant to Second Amended and Restated. 2003 Incentive Stock Plan (previously filed as Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2008 which was filed with the SEC on May 8, 2008).
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
10.46	*
Non-Qualified Stock Option Agreement dated as of November 3, 2008 by and between General Growth Properties, Inc. and Adam S. Metz (previously filed as Exhibit 10.3 to the Current Report on Form 8-K dated November 2, 2008 which was filed with the SEC on November 4, 2008).

10.47	*	Non-Qualified Option Agreement dated as of November 3, 2008 by and between General Growth Properties, Inc. and Thomas H. Nolan, Jr. (previously filed as Exhibit 10.4 to the Current Report on Form 8-K dated November 2, 2008 which was filed with the SEC on November 4, 2008).
10.48	*
General Growth Properties, Inc. Key Employee Incentive Plan dated October 2, 2009 and effective October 15, 2009 (previously filed as Exhibit 10.47 to the Annual Report on Form 10-K for the year ended December 31, 2009 which was filed with the SEC on March 1, 2010).
10.49
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
10.50
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
10.51	*	General Growth Properties, Inc. Cash Value Added Incentive Compensation plan dated June 9, 1999 (filed herewith).
10.52	*	Amendment to General Growth Properties, Inc. Cash Value Added Incentive Compensation plan, effective January 1, 2007 (filed herewith).
10.53	*	2009 and 2010 Subplan to General Growth Properties, Inc. Cash Value Added Incentive Compensation plan (filed herewith).
21		List of Subsidiaries (previously filed as Exhibit 21 to the Annual Report on Form 10-K for the year ended December 31, 2009 which was filed with the SEC on March 1, 2010).
23.1		Consent of Deloitte & Touche LLP (previously filed as Exhibit 23.1 to the Annual Report on Form 10-K for the year ended December 31, 2009 which was filed with the SEC on March 1, 2010).
23.2		Consent of KPMG LLP (previously filed as Exhibit 23.2 to the Annual Report on Form 10-K for the year ended December 31, 2009 which was filed with the SEC on March 1, 2010).
31.1
Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 31.1 to the Annual Report on Form 10-K for the year ended December 31, 2009 which was filed with the SEC on March 1, 2010).
31.2
Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 31.2 to the Annual Report on Form 10-K for the year ended December 31, 2009 which was filed with the SEC on March 1, 2010).
31.3		Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Amendment No. 2 (filed herewith).
31.4		Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with respect to this Amendment No. 2 (filed herewith).

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 32.1 to the Annual Report on Form 10-K for the year ended December 31, 2009 which was filed with the SEC on March 1, 2010).
32.2
Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (previously filed as Exhibit 32.2 to the Annual Report on Form 10-K for the year ended December 31, 2009 which was filed with the SEC on March 1, 2010).
32.3	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 with respect to this Amendment No. 2 (filed herewith).
32.4	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 with respect to this Amendment No. 2 (filed herewith).
99.1
Financial Statements of TRCLP, a wholly owned subsidiary of GGPLP (previously filed as Exhibit 99.1 to the Annual Report on Form 10-K for the year ended December 31, 2009 which was filed with the SEC on March 1, 2010).
101
The financial information from General Growth Properties, Inc's. Annual Report on Form 10-K for the year ended December 31, 2009, filed with the SEC on March 1, 2010, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statement of Income and Comprehensive Income, (3) Consolidated Statements of Equity, (4) Conso1idated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.

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

QuickLinks

Part III of Form 10-K
  Item 10. Directors, Executive Officers and Corporate Governance
Director Information
Executive Officer Information
  Item 11. Executive Compensation
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
  Item 13. Certain Relationships and Related Transactions, and Director Independence
  Item 14. Principal Accounting Fees and Services
SIGNATURES
EXHIBIT INDEX