Form 10-Q
period 2010-03-31
GENERAL GROWTH PROPERTIES INC
filed 2010-05-12
CIK 895648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒      Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

or

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

The number of shares of Common Stock, $.01 par value, outstanding on May 5, 2010 was 317,324,875.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2010	2009
	(Dollars in thousands)
Assets:
Investment in real estate:
Land	$3,330,049	$3,327,447
Buildings and equipment	22,816,895	22,851,511
Less accumulated depreciation	(4,617,965)	(4,494,297)
Developments in progress	434,449	417,969
Net property and equipment	21,963,428	22,102,630
Investment in and loans to/from Unconsolidated Real Estate Affiliates	1,990,367	1,979,313
Investment property and property held for development and sale	1,768,098	1,753,175
Net investment in real estate	25,721,893	25,835,118
Cash and cash equivalents	573,120	654,396
Accounts and notes receivable, net	393,405	404,041
Goodwill	199,664	199,664
Deferred expenses, net	286,394	301,808
Prepaid expenses and other assets	716,158	754,747
Total assets	$27,890,634	$28,149,774

Liabilities and Equity:
Liabilities not subject to compromise:
Mortgages, notes and loans payable	$13,789,048	$7,300,772
Investment in and loans to/from Unconsolidated Real Estate Affiliates	39,329	38,289
Deferred tax liabilities	859,144	866,400
Accounts payable and accrued expenses	1,190,597	1,122,888
Liabilities not subject to compromise	15,878,118	9,328,349
Liabilities subject to compromise	10,852,350	17,767,253
Total liabilities	26,730,468	27,095,602

Redeemable noncontrolling interests:
Preferred	120,756	120,756
Common	116,890	86,077
Total redeemable noncontrolling interests	237,646	206,833

Commitments and Contingencies	—	—

Redeemable Preferred Stock: $100 par value; 5,000,000 shares authorized; none issued and outstanding	—	—

Equity:
Common stock: $.01 par value; 875,000,000 shares authorized, 318,761,705 shares issued as of March 31, 2010 and 313,831,411 shares issued as of December 31, 2009	3,188	3,138
Additional paid-in capital	3,753,998	3,729,453
Retained earnings (accumulated deficit)	(2,780,971)	(2,832,627)
Accumulated other comprehensive loss	(763)	(249)
Less common stock in treasury, at cost, 1,449,939 shares as of March 31, 2010 and December 31, 2009	(76,752)	(76,752)
Total stockholders’ equity	898,700	822,963
Noncontrolling interests in consolidated real estate affiliates	23,820	24,376
Total equity	922,520	847,339
Total liabilities and equity	$27,890,634	$28,149,774

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended March 31,
	2010	2009
	(Dollars in thousands, except for per share amounts)
Revenues:
Minimum rents	$492,758	$499,107
Tenant recoveries	214,251	233,019
Overage rents	10,346	10,025
Land sales	5,070	8,986
Management fees and other corporate revenues	18,086	21,858
Other	20,726	15,645
Total revenues	761,237	788,640
Expenses:
Real estate taxes	72,095	71,558
Property maintenance costs	35,844	27,358
Marketing	7,081	7,576
Other property operating costs	127,071	131,699
Land sales operations	10,167	10,614
Provision for doubtful accounts	6,327	10,332
Property management and other costs	35,432	43,408
General and administrative	7,638	7,525
Strategic initiatives	—	38,300
Provisions for impairment	11,350	331,093
Depreciation and amortization	177,302	204,615
Total expenses	490,307	884,078
Operating income (loss)	270,930	(95,438)

Interest income	676	730
Interest expense	(335,278)	(328,489)
Loss before income taxes, noncontrolling interests, equity in income of Unconsolidated Real Estate Affiliates and reorganization items	(63,672)	(423,197)
(Provision for) benefit from income taxes	(3,650)	11,514
Equity in income of Unconsolidated Real Estate Affiliates	33,751	7,538
Reorganization items	89,412	—
Income (loss) from continuing operations	55,841	(404,145)
Discontinued operations - loss on dispositions	—	(55)
Net income (loss)	55,841	(404,200)
Allocation to noncontrolling interests	(4,185)	8,118
Net income (loss) attributable to common stockholders	$51,656	$(396,082)

Basic Earnings (Loss) Per Share:
Continuing operations	$0.16	$(1.27)
Discontinued operations	—	—
Total basic earnings (loss) per share	$0.16	$(1.27)

Diluted Earnings (Loss) Per Share:
Continuing operations	$0.16	$(1.27)
Discontinued operations	—	—
Total diluted earnings (loss) per share	$0.16	$(1.27)
Dividends declared per share	$—	$—

Comprehensive Income (loss), Net:
Net income (loss)	$55,841	$(404,200)
Other comprehensive income (loss):
Net unrealized gains on financial instruments	3,928	2,109
Accrued pension adjustment	411	101
Foreign currency translation	(4,868)	(2,282)
Unrealized gains on available-for-sale securities	4	21
Other comprehensive income (loss)	(525)	(51)
Other comprehensive (income) loss allocated to noncontrolling interests	11	(9,064)
Comprehensive income (loss), net, attributable to common stockholders	$55,327	$(413,315)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

			Retained			Noncontrolling
		Additional	Earnings	Accumulated Other		Interests in
	Common	Paid-In	(Accumulated	Comprehensive	Treasury	Consolidated Real	Total
	Stock	Capital	Deficit)	Income (Loss)	Stock	Estate Affiliates	Equity
	(Dollars in thousands)
Balance at January 1, 2009	$2,704	$3,454,903	$(1,488,586)	$(56,128)	$(76,752)	$24,266	$1,860,407

Net (loss) income			(396,082)			659	(395,423)
Distributions to noncontrolling interests in consolidated Real Estate Affiliates						(1,031)	(1,031)
Conversion of operating partnership units to common stock (43,408,053 common shares)	434	324,054					324,488
Issuance of common stock (69,309 common shares)	1	42					43
Restricted stock grant, net of forfeitures and compensation expense (65,146 common shares)	(1)	204					203
Other comprehensive loss				(9,115)			(9,115)
Adjustment for noncontrolling interest in operating partnership		11,583					11,583

Balance at March 31, 2009	$3,138	$3,790,786	$(1,884,668)	$(65,243)	$(76,752)	$23,894	$1,791,155

Balance at January 1, 2010	$3,138	$3,729,453	$(2,832,627)	$(249)	$(76,752)	$24,376	$847,339

Net income			51,656			662	52,318
Distributions to noncontrolling interests in consolidated Real Estate Affiliates						(1,218)	(1,218)
Issuance of common stock - payment of dividend (4,923,287 common shares)	50	53,346					53,396
Restricted stock grant, net of forfeitures and compensation expense (7,007 common shares)		836					836
Other comprehensive loss				(514)			(514)
Adjustment for noncontrolling interest in operating partnership		(29,637)					(29,637)

Balance at March 31, 2010	$3,188	$3,753,998	$(2,780,971)	$(763)	$(76,752)	$23,820	$922,520

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Cash Flows from Operating Activities:
Net income (loss)	$55,841	$(404,200)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Equity in income of Unconsolidated Real Estate Affiliates	(33,751)	(7,538)
Provision for doubtful accounts	6,327	10,332
Distributions received from Unconsolidated Real Estate Affiliates	8,726	10,711
Depreciation	165,405	190,622
Amortization	11,897	13,993
Amortization of deferred finance costs	8,857	20,316
Amortization of debt market rate adjustments	12,391	(2,247)
Amortization of intangibles other than in-place leases	1,049	1,479
Straight-line rent amortization	(10,547)	(8,636)
Non-cash interest expense on Exchangeable Senior Notes	7,110	6,692
Non-cash interest expense resulting from termination of interest rate swaps	4,520	(8,614)
Provisions for impairment	11,350	331,093
Participation expense pursuant to Contingent Stock Agreement	—	(177)
Land/residential development and acquisitions expenditures	(16,120)	(17,251)
Cost of land sales	1,326	2,716
Reorganization items - finance costs related to emerged entities	91,746	—
Non-cash reorganization items	(203,580)	—
Glendale Matter deposit	—	67,054
Net changes:
Accounts and notes receivable	14,850	(2,345)
Prepaid expenses and other assets	30,000	(8,592)
Deferred expenses	(8,087)	(11,865)
Accounts payable and accrued expenses and deferred tax liabilities	53,206	(11,846)
Other, net	(14,199)	(12,160)
Net cash provided by operating activities	198,317	159,537

Cash Flows from Investing Activities:
Acquisition/development of real estate and property additions/improvements	(53,402)	(79,596)
Proceeds from sales of investment properties	—	6,393
Proceeds from sales of investment in Unconsolidated Real Estate Affiliates	7,450	—
Decrease in investments in Unconsolidated Real Estate Affiliates	(5,882)	(21,209)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	7,876	24,799
Loans (to) from Unconsolidated Real Estate Affiliates, net	—	(6,621)
(Increase) decrease in restricted cash	(1,914)	3,147
Other, net	(1,350)	(752)
Net cash used in investing activities	(47,222)	(73,839)

Cash Flows from Financing Activities:
Principal payments on mortgages, notes and loans payable	(134,158)	(57,996)
Deferred financing costs	—	(741)
Finance costs related to emerged entities	(91,746)	—
Cash distributions paid to common stockholders	(5,957)	—
Cash distributions paid to holders of Common Units	—	(112)
Proceeds from issuance of common stock, including from common stock plans	—	43
Other, net	(510)	(140)
Net cash used in financing activities	(232,371)	(58,946)
Net change in cash and cash equivalents	(81,276)	26,752
Cash and cash equivalents at beginning of period	654,396	168,993
Cash and cash equivalents at end of period	$573,120	$195,745

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Three Months Ended
	March 31,
	2010	2009
	(In thousands)
Supplemental Disclosure of Cash Flow Information:
Interest paid	$228,236	$263,934
Interest capitalized	10,339	15,497
Income taxes paid	1,177	6,485
Reorganization items paid	114,168	—

Non-Cash Transactions:
Common stock issued in exchange for Operating Partnership Units	$—	$324,489
Change in accrued capital expenditures included in accounts payable and accrued expenses	(25,320)	(42,778)
Change in deferred contingent property acquisition liabilities	—	(120,216)
Mortgage debt market rate adjustment related to emerged entities	283,072	—
Gain on Aliansce IPO	15,266	—

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

NOTE 1         ORGANIZATION

Readers of this Quarterly Report should refer to the Company’s (as defined below) audited Consolidated Financial Statements for the year ended December 31, 2009 which are included in the Company’s Annual Report on Form 10-K (the “Annual Report”) for the fiscal year ended December 31, 2009 (Commission File No. 1-11656), as certain footnote disclosures which would substantially duplicate those contained in our Annual Report have been omitted from this report. Capitalized terms used, but not defined, in this Quarterly Report have the same meanings as in our Annual Report.

General

General Growth Properties, Inc. (“GGP”), a Delaware corporation, is a self-administered and self-managed real estate investment trust, referred to as a “REIT” which, as described in “Debtors in Possession” below, filed for bankruptcy protection under Chapter 11 of Title 11 of the United States Code (“Chapter 11”) in the Southern District of New York (the “Bankruptcy Court”) on April 16, 2009 (the “Petition Date”).  GGP was organized in 1986 and through its subsidiaries and affiliates owns, operates, manages and develops retail and other rental properties, primarily shopping centers, which are located primarily throughout the United States. GGP also holds assets through its international Unconsolidated Real Estate Affiliates in Brazil and Turkey (Note 3).  Additionally, GGP develops and sells land for residential, commercial and other uses primarily in large-scale, long-term master planned community projects in and around Columbia, Maryland; Summerlin, Nevada; and Houston, Texas, as well as one residential condominium project located in Natick (Boston), Massachusetts.  Substantially all of our business is conducted by our operating partnership, GGP Limited Partnership (“GGPLP” or the “Operating Partnership”), in which, at March 31, 2010, GGP holds approximately a 98% common equity ownership interest.  In these notes, the terms “we,” “us” and “our” refer to GGP and its subsidiaries (the “Company”).

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results for the interim period ended March 31, 2010 are not necessarily indicative of the results to be obtained for the full fiscal year.

Reclassifications

Certain amounts in the 2009 Consolidated Financial Statements have been reclassified to conform to the current period presentation.  Specifically, in order to improve our internal and external reporting, we reclassified $2.7 million of asset management and other corporate revenues (such as sponsorship income, photo income and vending income) from other revenue to management fees and other corporate revenues.  In addition, we reclassified $28.0 million of cleaning, landscaping and trash expenses from property maintenance costs to other property operating costs.

Debtors in Possession

As we had significant past due, or imminently due, and cross-collateralized or cross-defaulted debt, the Company, the Operating Partnership and certain of the Company’s domestic subsidiaries filed voluntary petitions for relief under Chapter 11 on the Petition Date. On April 22, 2009, certain additional domestic subsidiaries (collectively with the subsidiaries filing on the Petition Date, the Company and the Operating Partnership, the “Debtors”) of the Company also filed voluntary petitions for relief in the Bankruptcy Court

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

(collectively, the “Chapter 11 Cases”) which the Bankruptcy Court has ruled may be jointly administered.  However, neither GGMI, certain of our wholly-owned subsidiaries, nor any of our joint ventures, (collectively, the “Non-Debtors”) either consolidated or unconsolidated, have sought such protection.

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

Since the Petition Date, the Bankruptcy Court has granted various motions that allow the Company  to continue to operate its business in the ordinary course without interruption; and covering, among other things, employee obligations and incentive compensation, critical service providers, tax matters, insurance matters, tenant and contractor obligations, claim settlements, ordinary course property sales, cash management, cash collateral, alternative dispute resolution, settlement of pre-petition mechanics liens and department store transactions.

Through April 30, 2010, of the total 388 Debtors with approximately $21.83 billion of debt that filed for Chapter 11 protection, 260 Debtors (the “Track 1 Debtors”) owning 145 properties with $14.80 billion of secured mortgage loans filed consensual plans of reorganization (the “Track 1 Plans”).  The effectiveness of the plans of reorganization and emergence from bankruptcy of the remaining Track 1 Debtors continued in 2010 and is expected to be completed in May 2010. The Chapter 11 Cases for the remaining Debtors (generally, GGP, GGPLP and other holding company or investment subsidiaries (the “TopCo Debtors”) which own certain individual or groups of properties and also our Oakwood operating property Debtor with a secured loan of $95.0 million, (collectively, with the TopCo Debtors, the “Remaining Debtors”)) will continue until their respective plans of reorganization are filed with the Bankruptcy Court, approved by the applicable classes of creditors and confirmed by the Bankruptcy Court.

In regard to the Track 1 Plans, a total of 215 Debtors owning 111 properties with $11.54 billion of secured mortgage debt emerged from bankruptcy as of March 31, 2010 (the “Emerged Debtors”).  Of the Emerged Debtors, 102 Debtors owning 61 properties with $6.88 billion of secured mortgage debt emerged from bankruptcy during the three months ended March 31, 2010, while 113 Debtors owning 50 properties with $4.66 billion secured debt had emerged from bankruptcy as of December 31, 2009.  Furthermore, subsequent to March 31, 2010, five of the Remaining Debtors owning two properties with $513.2 million of secured mortgage debt emerged from bankruptcy.

On December 18, 2009, the Bankruptcy Court approved the payment of a $0.19 per share dividend to holders of record of GGP common stock on December 28, 2009 to allow GGP to satisfy the REIT dividend distribution requirements (Note 5) for 2009.  The dividend was paid on January 28, 2010 in a combination of $6.0 million in cash and 4,923,287 shares of common stock (with a valuation of $10.8455 calculated based on the volume weighted average trading prices of GGP’s common stock on January 20, 21 and 22, 2010).

As described above, we have received legal protection from our creditors pursuant to the Chapter 11 Cases.  In such regard, we have the exclusive right until July 15, 2010 to file a plan of reorganization and until September 15, 2010 to solicit acceptances of such a plan.  If we do not file a plan of reorganization for the Remaining Debtors prior to the lapse of the exclusivity period, any party in interest would be able to file a plan of reorganization for any of the Remaining Debtors.

In this regard, we  have entered into  agreements (collectively, the Investment Agreements”) with REP Investments LC (“REP”), an affiliate of Brookfield Asset Management Inc. (“Brookfield”),  Fairholme Funds, Inc. (“Fairholme”) and Pershing Square Capital Management, L.P. (“Pershing” and together with REP and Fairholme, the “Investors”), pursuant to which GGP would be divided into two companies, GGP and a second new company, General Growth Opportunities (“GGO”), and the Investors would invest in the Company’s standalone emergence plan. As a result of the Investment Agreements, as amended, the Company has equity commitments for $6.55 billion ($6.3 billion of new equity capital at a value of $10.00 per share of the restructured GGP and $250 million to backstop a rights offering for GGO at $5.00 per share) and a $2 billion capital backstop which we believe provides us with all of the financing necessary for us to emerge from Chapter 11.

In addition, under the  Investment Agreements, as amended, in lieu of the receipt of any fees that would be customary in similar transactions, the  Investment Agreements provide for the issuance of interim warrants to REP and Fairholme to purchase approximately 103 million shares of GGP at $15.00 per share (the “Interim Warrants”). The Interim Warrants vest:  40% upon issuance, 20% on July 12, 2010, and the remaining Interim Warrants vest in equal daily installments from July 13, 2010 to December 31, 2010, except that any Interim Warrants that have not vested on or prior to termination of REP’s or Fairholme’s Investment Agreement, as the case may be, will not vest and will be cancelled. Upon consummation of the plan of reorganization contemplated by the Investment Agreements, the Interim Warrants will be cancelled and warrants to purchase equity of GGO and the restructured GGP will be issued to the Investors. Specifically, 80 million warrants to purchase equity of GGO at an exercise price of $5.00 per share and 120 million warrants to purchase equity of  the restructured GGP at an exercise price of $10.75 per share, in the case of REP, and an exercise price of $10.50 in the case of Fairholme and Pershing, will be issued.

On May 7, 2010, the Bankruptcy Court approved the issuance of the warrants and the Company’s bidding procedures. The Company issued the Interim Warrants on May 10, 2010. Consummation of the transactions contemplated by the Investment Agreements is subject to higher and better offers pursuant to the bidding. There is no assurance that the transactions contemplated by the Investment Agreements will be consummated. However, if such transactions are consummated, the Investors are likely to hold, in the aggregate, a controlling equity ownership in the restructured GGP and are expected to hold a minor noncontrolling interest in GGO. The Company is focused on continued progress in the Chapter 11 Cases and a comprehensive capital raise process, and is continuing to consider all alternatives to maximize value for all of the Company’s stakeholders. The Company expects to select its plan for emergence in early July.

Our potential inability to negotiate and obtain confirmation of a mutually agreeable plan of reorganization for the Remaining Debtors and to address our remaining future debt maturities raise substantial doubts as to our

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the Chapter 11 Cases, such realization of assets and satisfaction of liabilities are subject to a significant number of uncertainties. Our consolidated financial statements do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should we be unable to continue as a going concern.

Accounting for Reorganization

The accompanying unaudited combined condensed financial statements of the Remaining Debtors presented below have been prepared in accordance with the generally accepted accounting principles related to financial reporting by entities in reorganization under the Bankruptcy Code, and on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Such accounting guidance also provides that if a debtor, or group of debtors, has significant combined assets and liabilities of entities which have not sought, or no longer remain under, Chapter 11 bankruptcy protection, the debtors and non-debtors should continue to be combined.  However, separate disclosure of financial statement information solely relating to the debtor entities should be presented.

The unaudited combined condensed balance sheets of the Remaining Debtors which are operating under Chapter 11 protection, excluding the Emerged Debtors, are presented as of the dates indicated below:

Unaudited Combined Condensed Balance Sheets

	March 31, 2010	December 31, 2009
	(In thousands)
Net investment in real estate	$10,712,042	$10,706,802
Cash and cash equivalents	500,414	585,009
Accounts and notes receivable, net	99,737	99,726
Other	579,765	614,540
Total assets	$11,891,958	$12,006,077

Liabilities not subject to compromise:
Mortgages, notes and loans payable	$400,000	$400,000
Deferred tax liabilities	903,046	910,847
Investment in and loans to/from Unconsolidated
Real Estate Affiliates	33,288	33,005
Accounts payable and accrued expenses	634,031	622,209
Liabilities subject to compromise	10,852,350	10,827,068
Total redeemable non-controlling interest	237,646	206,833
Equity	(1,168,403)	(993,885)
Total liabilities and equity	$11,891,958	$12,006,077

As described above, certain Track 1 Debtors have emerged from bankruptcy protection as of March 31, 2010. The unaudited combined condensed statements of operations and the unaudited combined condensed statement of cash flows presented below includes the Remaining Debtors, and excludes Emerged Debtors, for the three months ended March 31, 2010.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

Unaudited Combined Condensed Statement of Operations

Three Months Ended March 31, 2010
(In thousands)
Operating Revenues	$160,995
Operating Expenses	112,037
Provision for impairment	11,336
Operating Income	37,622
Interest expense, net	(129,215)
Provision for income taxes	(3,149)
Equity in income of Real Estate Affiliates	28,597
Reorganization items	(87,278)
Net loss	(153,423)
Allocation to noncontrolling interests	(4,148)
Net loss attributable to common stockholders	$(157,571)

Unaudited Combined Condensed Statement of Cash Flows

Three Months Ended March 31, 2010
(In thousands)
Net cash used in:
Operating activities	$(69,399)
Investing activities	(9,239)
Financing activities	(5,957)
Net decrease in cash and cash equivalents	(84,595)
Cash and cash equivalents, beginning of period	585,009
Cash and cash equivalents, end of period	$500,414

Cash paid for reorganization items	$(22,405)

Classification of Liabilities Not Subject to Compromise

Liabilities not subject to compromise include: (1) liabilities held by Non-Debtor entities and Track 1 Debtors that have emerged from bankruptcy; (2) liabilities incurred after the Petition Date; (3) certain pre-Petition Date liabilities the Remaining Debtors expect to pay in full, even though certain of these amounts may not be paid until a plan of reorganization is effective; (4) liabilities related to pre-petition contracts that affirmatively have not been rejected; and (5) pre-Petition Date liabilities that have been approved for payment by the Bankruptcy Court and that the Debtors expect to pay (in advance of a plan of reorganization) in the ordinary course of business, including certain employee related items (salaries, vacation and medical benefits).

All liabilities incurred by the Debtors prior to the Petition Date other than those specified above are considered liabilities subject to compromise. The amounts of the various categories of liabilities that are subject to compromise are set forth below. These amounts represent the Company’s estimates of known or potential pre-Petition Date claims that are likely to be resolved in connection with the bankruptcy filings. Such claims remain subject to future adjustments. Adjustments may result from negotiations, actions of the Bankruptcy Court, rejection of executory contracts and unexpired leases, the determination as to the value of any collateral securing claims, proofs of claim, or other events. There can be no assurance that the equity of the Company’s stockholders will not be diluted. The amounts subject to compromise consisted of the following items:

	March 31, 2010	December 31, 2009
	(In thousands)
Mortgages and secured notes	$4,255,515	$11,148,467
Unsecured notes	6,013,502	6,006,778
Accounts payable and accrued liabilities	583,333	612,008
Total liabilities subject to compromise	$10,852,350	$17,767,253

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

The classification of liabilities “not subject to compromise” versus liabilities “subject to compromise” is based on currently available information and analysis. As the remaining Chapter 11 Cases proceed and additional information is received and analysis is completed, or as the Bankruptcy Court rules on relevant matters, the classification of amounts between these two categories may change.  The amount of any such changes could be significant.

Reorganization Items

Reorganization items under the bankruptcy filings are expense or income items that were incurred or realized by the Debtors as a result of the Chapter 11 Cases and are presented separately in the Consolidated Statements of Income and Comprehensive Income and in the unaudited condensed combined statements of operations of the Remaining Debtors presented above. These items include professional fees and similar types of expenses and gains on liabilities subject to compromise directly related to the Chapter 11 Cases, resulting from activities of the reorganization process, and interest earned on cash accumulated by the Debtors as a result of the Chapter 11 Cases.

With respect to certain retained professionals, the terms of engagement and the timing of payment for services rendered are subject to approval by the Bankruptcy Court.  In addition, certain of these retained professionals have agreements that provide for success or completion fees that are payable upon the consummation of specified restructuring or sale transactions.  A portion of such fees, currently estimated at approximately $48.5 million in the aggregate, have been deemed probable of being paid; and therefore, we accrued the portion related to the period from the date the Bankruptcy Court approved retention of those professionals to our estimated date of successful emergence from bankruptcy.  As of December 31, 2009, we accrued $7.2 million and as of March 31, 2010, we accrued $17.6 million resulting in expense in reorganization items of $10.4 million for the three months ended March 31, 2010 related to the success and completion fees.

In addition, the key employee incentive program (the “KEIP”) was approved by the Bankruptcy Court.  The KEIP is intended to provide incentive to certain key employees and provides for payment to these employees upon successful emergence from bankruptcy.  Although the amount of the KEIP payment is technically uncapped, a portion of the KEIP, currently estimated at approximately $164.7 million in the aggregate, has been deemed probable of being paid; therefore, we are recognizing our estimated KEIP expense in the period from the date the KEIP was approved by the Bankruptcy Court to our estimated date of successful emergence from bankruptcy.  As of December 31, 2009, we accrued $27.5 million and as of March 31, 2010, we accrued a total of $78.8 million resulting in expense in reorganization items of $51.3 million for the three months ended March 31, 2010 related to the KEIP.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

Reorganization items are as follows:

Three Months Ended
Reorganization Items	March 31, 2010
(In thousands)
Gains on liabilities subject to compromise - vendors (1)	$(1,203)
Gains on liabilities subject to compromise - mortgage debt (2)	(283,072)
Interest income (3)	(11)
U.S. Trustee fees (4)	1,423
Restructuring costs (5)	193,451
Total reorganization items	$(89,412)

(1)    This amount includes gains from repudiation, rejection or termination of contracts or guarantee of obligations. Such gains reflect agreements reached with certain critical vendors, which were authorized by the Bankruptcy Court and for which payments on an installment basis began in July 2009.

(2)    Such net gains include $38.0 million resulting from the write off of existing Fair Value of debt adjustments for the entities that emerged from bankruptcy.

(3)    Interest income primarily reflects amounts earned on cash accumulated as a result of our Chapter 11 cases.

(4)    Estimate of fees due remain subject to confirmation and review by the Office of the United States Trustee (“U.S. Trustee”).

(5)    Restructuring costs primarily include professional fees incurred related to the bankruptcy filings, the estimated KEIP payment, finance costs incurred by the Emerged Debtors and the write off of unamortized deferred finance costs related to the Emerged Debtors.

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

If an indicator of potential impairment exists, the asset is tested for recoverability by comparing its carrying amount to the estimated future undiscounted cash flow.  The cash flow estimates used both for determining recoverability and estimating Fair Value are inherently judgmental and reflect current and projected trends in rental, occupancy and capitalization rates, and estimated holding periods for the applicable assets.  Although the estimated Fair Value of certain assets may be exceeded by the carrying amount, a real estate asset is only considered to be impaired when its carrying amount cannot be recovered through estimated future undiscounted cash flows. To the extent an impairment provision is necessary; the excess of the carrying amount of the asset

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

over its estimated Fair Value is expensed to operations.  In addition, the impairment provision is allocated proportionately to adjust the carrying amount of the asset.  The adjusted carrying amount, which represents the new cost basis of the asset, is depreciated over the remaining useful life of the asset.

We recorded impairment charges related to our operating properties, land held for development and sale, and properties under development of $11.4 million for the three months ended March 31, 2010 and $221.7 million for the three months ended March 31, 2009, as presented in the table below.  All of these impairment charges are included in provisions for impairment in our consolidated financial statements.

Investment in Unconsolidated Real Estate Affiliates

In accordance with the generally accepted accounting principles related to the equity method of accounting for investments, a series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the Unconsolidated Real Estate Affiliates has occurred which is other-than-temporary. The investment in each of the Unconsolidated Real Estate Affiliates is evaluated periodically and as deemed necessary for recoverability and valuation declines that are other than temporary. Accordingly, in addition to the property-specific impairment analysis that we perform on the investment properties, land held for development and sale and developments in progress owned by such joint ventures (as part of our investment property impairment process described above), we also considered the ownership and distribution preferences and limitations and rights to sell and repurchase our ownership interests.  Based on our evaluations, no provisions for impairment were recorded for the three months ended March 31, 2010 and 2009 related to our investments in Unconsolidated Real Estate Affiliates.

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

As of March 31, 2010, there were no events or changes in circumstances that would indicate that the current carrying amount of goodwill might be impaired; accordingly, we did not perform interim testing procedures.  As of March 31, 2009, we performed interim impairment tests of goodwill as changes in current market and economic conditions during the first quarter of 2009 indicated an impairment of the asset might have occurred. As a result of the procedures performed, we recorded provisions for impairment of goodwill for the three months ended March 31, 2009, as presented in the table below.

General

Certain of our properties had Fair Values less than their carrying amounts. However, based on the Company’s plans with respect to those properties, we believe that the carrying amounts are recoverable and therefore, under applicable general accepted accounting principles guidance, no additional impairments were taken.  Nonetheless, due to the uncertain economic environment, as well as other uncertainties, or if our plans regarding our assets change, additional impairment charges in the future could result.  Therefore, we can provide no assurance that material impairment charges with respect to operating properties, Unconsolidated Real Estate Affiliates, developments in progress, property held for development and sale or goodwill will not occur in future periods.  Accordingly, we will continue to monitor circumstances and events in future periods to determine whether additional impairments are warranted.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

			Three Months Ended March 31,
Impaired Asset	Location	Method of Determining Fair Value	2010	2009
			(In thousands)
Retail and other:
Operating properties:
The Pines	Pine Bluff, AR	Direct capitalization method	$11,057	$—
Owings Mills Mall	Owings Mills, MD	Discounted cash flow analysis	—	40,308
River Falls Mall	Clarksville, IN	Discounted cash flow analysis	—	81,114
Total operating properties			11,057	121,422

Development:
Allen Towne Mall	Allen, TX	Projected sales price analysis (1)	—	24,166
Redlands Promenade	Redlands, CA	Projected sales price analysis (1)	—	6,747
Total development			—	30,913

Various pre-development costs		(2)	293	16,600

Goodwill		(3)	—	109,389
Total Retail and other			11,350	278,324

Master Planned Communities:
Fairwood Master Planned Community	Columbia, MD	Projected sales price analysis (1)	—	52,769
Total Master Planned Communities			—	52,769

Total Provisions for impairment			$11,350	$331,093

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

Noncontrolling Interests

Generally, the holders of the Common Units share equally with our common stockholders on a per share basis in any distributions by the Operating Partnership.  However, the Operating Partnership agreement permits distributions solely to GGP if such distributions are required to allow GGP to comply with the REIT distribution requirements or to avoid the imposition of excise tax.  Under circumstances, the conversion rate for each Common Unit is adjusted to give effect to stock distributions. Under certain circumstances, the Common Units (other than Common Units held by the parties to the Rights Agreement dated July 27, 1993, as described below) can be redeemed at the option of the holders for cash or, at our election, shares of GGP common stock. Upon receipt of a request for redemption by a holder of such Common Units, the Company, as general partner of the Operating Partnership, has the option to pay the redemption price for such Common Units with shares of common stock of the Company (subject to certain conditions), or in cash, with a cash redemption price calculated based upon the market price of one share of common stock of the Company at the time of redemption. Parties to the Rights Agreement dated July 27, 1993 (the “Rights Agreement”) have the right to redeem the Common Units covered by such agreement for shares of GGP Common Stock.

All prior requests for redemption of Common Units have been fulfilled with shares of the Company’s common stock. Notwithstanding this historical practice, the aggregate amount of cash that would have been paid to the holders of the outstanding Common Units as of March 31, 2010 if such holders had requested redemption of the Common Units as of March 31, 2010, and all such Common Units were redeemed (or purchased in the case of the Rights Agreement) for cash, would have been $116.9 million.  As a result of the Chapter 11 Cases, we currently cannot redeem Common Units for cash or shares of GGP common stock.  In addition, the conditions necessary to issue GGP common stock upon redemption of Common Units are not currently satisfied.  GAAP provides that the redeemable noncontrolling interests are to be presented in our Consolidated Balance Sheets at the greater of Fair Value (the conversion value of the units based on the stock price) or the carrying amount of the units.  The applicable stock price was $16.09 and $11.56 per share at March 31, 2010 and December 31, 2009, respectively.  Accordingly, the redeemable noncontrolling interests have been presented at Fair Value at March 31, 2010 and December 31, 2009.

The following table reflects the activity of the redeemable noncontrolling interests for the three months ended March 31, 2010 and 2009.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

(In thousands)
Balance at January 1, 2009	$499,925
Net loss	(8,777)
Distributions	(2,336)
Conversion of Operating Partnership units into common shares	(324,488)
Other comprehensive income	9,064
Adjustment for noncontrolling interests in Operating Partnership	(11,583)
Balance at March 31, 2009	$161,805

Balance at January 1, 2010	$206,833
Net income	3,524
Distributions	(2,336)
Other comprehensive loss	(11)
Adjustment for noncontrolling interests in Operating Partnership	29,637
Balance at March 31, 2010	$237,647

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

Fair Value Measurements

Fair Value is defined as the price that would be received to sell or paid to transfer a liability in an orderly transaction between market participants as the measurement date. The accounting principles for Fair Value measurements establish a three-tier Fair Value hierarchy, which prioritizes the inputs used in measuring Fair Value.  These tiers include:

•      Level 1 - defined as observable inputs such as quoted prices in active markets;

•      Level 2 - defined as inputs other than quoted prices in active markets that are either directly or indirectly observable; and

•      Level 3 - defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

The asset or liability Fair Value measurement level within the Fair Value hierarchy is based on the lowest level of any input that is significant to the Fair Value measurement.  Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs.  Any Fair Values utilized or disclosed in our consolidated financial statements were developed for the purpose of complying with the accounting principles established for Fair Value measurements.  The Fair Values of our assets or liabilities for enterprise value in our Chapter 11 Cases or as a component of our reorganization plan (Note 1) may reflect differing assumptions and methodologies. These estimates will be subject to a number of approvals and reviews and therefore may be materially different.

As of March 31, 2010, our derivative financial instruments and our investments in marketable securities are immaterial to our consolidated financial statements. The following table summarizes our assets and liabilities that are measured at Fair Value on a nonrecurring basis:

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Loss) Gain Three Months Ended March 31, 2010
	(In thousands)
Investments in real estate:
The Pines Mall (1)	$4,100	$—	$—	$4,100	$(11,057)
Total investments in real estate	$4,100	$—	$—	$4,100	$(11,057)

Debt: (2)
Fair Value of emerged entity mortgage debt	$6,549,361	$—	$—	$6,549,361	$245,024
Total liabilities	$6,549,361	$—	$—	$6,549,361	$245,024

(1) The Fair Value was calculated using the direct capitalization method.

(2) The Fair Value of debt relates to the 61 properties that emerged from bankruptcy during the three months ended March 31, 2010.

Of the Emerged Debtors, as of March 31, 2010 we have identified 13 properties (the “Special Consideration Properties”) as underperforming retail assets.  Pursuant to the terms of the agreements with the lenders for these properties, the Debtors have until two days following emergence of the TopCo Debtors to determine whether the collateral property for these loans should be deeded to the respective lender or the property should be retained with further modified loan terms.  Prior to emergence of the TopCo Debtors, all cash produced by the property is under the control of respective lenders and we are required to pay any operating expense shortfall.  In addition, prior to emergence of the TopCo Debtors, the respective lender can change the manager of the property or put the property in receivership and GGP has the right to deed the property to the lender, but no such actions have yet occurred.

Generally accepted accounting principles state that an entity may choose to elect the Fair Value option for an eligible item only on the date of the event that requires Fair Value measurement.  As each of the Special Consideration Properties emerged from Bankruptcy, we elected to measure and report the mortgages related these properties at Fair Value from the date of emergence because the Debtor entities of the Special Consideration Properties have the right to return the properties to the lenders in full satisfaction of the related debt.  Accordingly, the Fair Value of the mortgage liability should not exceed the Fair Value of the underlying property.  See our disclosure of Impairment - Operating properties, land held for development and sale and developments in progress for more detail regarding the methodology used in determining the Fair Value of these properties.

Of the Special Consideration Properties, five of the properties had emerged as of December 31, 2009 for which we recorded a gain in reorganization items of $54.2 million for the year ended December 31, 2009, while the remaining eight properties emerged during the three months ended March 31, 2010 for which we recorded a gain in reorganization items of $69.3 million.  Any subsequent changes in the Fair Value of the mortgages related these properties will be recorded in interest expense as these entities have emerged from Bankruptcy.

	March 31, 2010	December 31, 2009
	(In thousands)
Special Consideration Properties (elected for Fair Value option)	$626,273	$316,966
Similar eligible debt (not elected for Fair Value option)	6,390,408	4,233,747
Debt not eligible for Fair Value option	7,224,586	3,010,301
Market rate adjustments	(452,219)	(260,242)
Total Mortgages, notes and loans payable, not subject to compromise	$13,789,048	$7,300,772

The unpaid debt balance, Fair Value estimates, Fair Value measurements, gain (in reorganization items) and interest expense for the three months ended and for the year ended March 31, 2010 are as follows:

	Unpaid Debt Balance of Special Consideration Properties	Fair Value Estimate of Special Consideration Properties	Significant Unobservable Inputs (Level 3)	Total Gain Three Months Ended March 31, 2010	Interest Expense
	(In thousands)
Mortgages, notes and loans payable, not subject to compromise	$749,782	$626,273	$626,273	$69,335	$5,538

March 31, 2010
(In thousands)
Balance at January 1, 2010	$316,966
Additions during the period - Special Consideration Properties	309,307
Balance at March 31, 2010	$626,273

Fair Value of Financial Instruments

The Fair Values of our financial instruments approximate their carrying amount in our financial statements except for debt.  Notwithstanding that we do not believe that a fully-functioning market for real property financing exists currently, GAAP guidance requires that management estimate the Fair Value of our debt. However, as a result of the Company’s Chapter 11 filing, the Fair Value for the outstanding debt that is included in liabilities subject to compromise in our Consolidated Balance Sheets cannot be reasonably determined at March 31, 2010 as the timing and amounts to be paid are subject to confirmation by the Bankruptcy Court.  For the $13.79 billion of mortgages, notes and loans payable outstanding that are not subject to compromise at March 31, 2010, management’s required estimates of Fair Value are presented below.  This Fair Value was estimated solely for financial statement reporting purposes and should not be used for any other

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

purposes, including to estimate the value of any of the Company’s securities or to estimate the appropriate interest rate for consensual and non-consensual restructuring of secured debt in our Chapter 11 Cases. We estimated the Fair Value of this debt based on quoted market prices for publicly-traded debt, recent financing transactions (which may not be comparable), estimates of the Fair Value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current London Interbank Offered Rate (“LIBOR”), a widely quoted market interest rate which is frequently the index used to determine the rate at which we borrow funds and US treasury obligation interest rates, and on the discounted estimated future cash payments to be made on such debt.  The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed, or, in the case of the Emerged Debtors, recorded due to GAAP bankruptcy emergence guidance.  Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated Fair Value of any of such debt could be realized by immediate settlement of the obligation.

	March 31, 2010
	Carrying Amount	Estimated Fair Value
	(In millions)
Fixed-rate debt	$13,789	$13,964
Variable-rate debt	—	—
	$13,789	$13,964

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

We use derivative financial instruments to reduce risk associated with movement in interest rates. We may choose or be required by lenders to reduce cash flow and earnings volatility associated with interest rate risk exposure on variable-rate borrowings and/or forecasted fixed-rate borrowings by entering into interest rate swaps or interest rate caps.  We do not use derivative financial instruments for speculative purposes. During the first quarter of 2009, our interest rate swaps no longer qualified as highly effective and therefore no longer qualified for hedge accounting treatment as the Company made the decision not to pay future settlement payments under such swaps. As a result of the terminations of the swaps, we incurred termination fees of $34.8 million.  Accordingly, we reduced the liability associated with these derivative financial instruments during the first and second quarter of 2009 (included in interest expense in our consolidated financial statements) which for the three months ended March 31, 2009 resulted in a reduction in interest expense of $13.1 million. As the interest payments on the hedged debt remain probable, the net balance in the gain or loss in accumulated other comprehensive (loss) income of $(27.7) million that existed as of December 31, 2008 remains in accumulated other comprehensive (loss) income and is amortized to interest expense as the hedged forecasted transactions impact earnings or are deemed probable not to occur. The amortization of the accumulated other comprehensive (loss) income resulted in additional interest expense of $4.5 million for the three months ended March 31, 2010 and March 31, 2009.

Under interest rate cap agreements, we make initial premium payments to the counterparties in exchange for the right to receive payments from them if interest rates exceed specified levels during the agreement period. Notional principal amounts are used to express the volume of these transactions, but the cash requirements and amounts subject to credit risk are substantially less. We had no interest rate cap derivatives for our Consolidated Properties as of March 31, 2010 while as of March 31, 2009, we had three outstanding interest rate cap derivatives that were designated as cash flow hedges of interest rate risk with a notional value of $1.13 billion.

Parties to interest rate exchange agreements are subject to market risk for changes in interest rates and risk of credit loss in the event of nonperformance by the counterparty.  We do not require any collateral under these

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

agreements, but deal only with well known financial institution counterparties (which, in certain cases, are also the lenders on the related debt) and expect that all counterparties will meet their obligations.

We have not recognized any losses as a result of hedge discontinuance and the expense that we recognized related to changes in the time value of interest rate cap agreements were insignificant for 2010 and 2009.

Revenue Recognition and Related Matters

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates and accretion related to above and below-market tenant leases on acquired properties. Termination income recognized was $9.5 million for the three months ended March 31, 2010 and $7.4 million for the three months ended March 31, 2009. Net accretion related to above and below-market tenant leases was $1.3 million for the three months ended March 31, 2010 and $0.9 million for the three months ended March 31, 2009.

Straight-line rent receivables, which represent the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases, of $265.3 million as of March 31, 2010 and $236.8 million as of March 31, 2009, are included in Accounts and notes receivable, net in our consolidated financial statements.

Percentage rent in lieu of fixed minimum rent received from tenants was $13.6 million for the three months ended March 31, 2010 and $11.4 million for the three months ended March 31, 2009, and is included in Minimum Rents in our consolidated financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. For example, estimates and assumptions have been made with respect to useful lives of assets, capitalization of development and leasing costs, provision for income taxes, recoverable amounts of receivables and deferred taxes, initial valuations and related amortization periods of deferred costs and intangibles, particularly with respect to acquisitions, impairment of long-lived assets and goodwill, Fair Value of debt of the Emerged Debtors and cost ratios and completion percentages used for land sales. Actual results could differ from these and other estimates.

Earnings Per Share (“EPS”)

Information related to our EPS calculations is summarized as follows:

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

	Three Months Ended March 31,
	2010		2009
	Basic	Diluted	Basic	Diluted
	(In thousands)
Numerators:

Income (loss) from continuing operations	$55,841	$55,841	$(404,145)	$(404,145)
Allocation to noncontrolling interests	(4,185)	(4,185)	8,120	8,120
Income (loss) from continuing operations - net of noncontrolling interests	51,656	51,656	(396,025)	(396,025)

Discontinued operations - loss on dispositions	—	—	(55)	(55)
Allocation to noncontrolling interests	—	—	(2)	(2)
Discontinued operations - net of noncontrolling interests	—	—	(57)	(57)

Net income (loss)	51,841	51,841	(404,200)	(404,200)
Allocation to noncontrolling interests	(4,185)	(4,185)	8,118	8,118
Net income (loss) attributable to common stockholders	$51,656	$51,656	$(396,082)	$(396,082)

Denominators:
Weighted average number of common shares outstanding	315,773	315,773	310,868	310,868
Effect of dilutive securities - stock options	—	1,297	—	—
Weighted average number of common shares outstanding - basic and diluted	315,773	317,070	310,868	310,868

Diluted EPS excludes options where the exercise price was higher than the average market price of our common stock, and therefore would have an anti-dilutive effect. Such options totaled 3,565,184 shares as of March 31, 2010 and 4,966,829 as of March 31, 2009. Outstanding Common Units have also been excluded from the diluted earnings per share calculation because including such Common Units would also require that the share of GGPLP income attributable to such Common Units be added back to net income therefore resulting in no effect on EPS. Finally, the impact of the exchange feature of the exchangeable senior notes that were issued in April 2007 is also excluded from EPS because the conditions for exchange were not satisfied as of March 31, 2009, and while the conditions for exchange were met as of March 31, 2010, as a result of the Chapter 11 Cases, the holders of such notes are stayed from exercising such exchange rights absent an order from the Bankruptcy Court.

Debt Market Rate Adjustments

We record market rate adjustments related to our mortgages, notes and loans payable primarily for debt held by the Debtors upon emergence from bankruptcy, with the exception of the Special Consideration Properties.  Such debt market rate adjustments are recorded based on the estimated Fair Value of the debt at the time of emergence and are recorded within mortgages, notes and loans payable on our Consolidated Balance Sheets.  The debt market rate adjustments are amortized as interest expense over the remaining term of the loans.

Transactions with Affiliates

Management fees and other corporate revenues primarily represent management and leasing fees, development fees, financing fees and fees for other ancillary services performed for the benefit of certain of the Unconsolidated Real Estate Affiliates and for properties owned by third parties. Fees earned from the Unconsolidated Properties totaled $15.8 million for the three months ended March 31, 2010 and $18.3 million for the three months ended March 31, 2009. Such fees are recognized as revenue when earned.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

NOTE 2                 INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes our intangible assets and liabilities:

	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount
	(In thousands)
As of March 31, 2010
Tenant leases:
In-place value	$526,006	$(334,905)	$191,101
Above-market	80,213	(48,853)	31,360
Below-market	(144,922)	85,893	(59,029)
Ground leases:
Above-market	(16,968)	2,542	(14,426)
Below-market	271,602	(31,394)	240,208
Real estate tax stabilization agreement	91,879	(21,253)	70,626

As of December 31, 2009
Tenant leases:
In-place value	$539,257	$(335,310)	$203,947
Above-market	94,194	(59,855)	34,339
Below-market	(149,978)	86,688	(63,290)
Ground leases:
Above-market	(16,968)	2,423	(14,545)
Below-market	271,602	(29,926)	241,676
Real estate tax stabilization agreement	91,879	(20,272)	71,607

The gross asset balances of the in-place value of tenant leases are included in Buildings and equipment in our Consolidated Balance Sheets. The above-market and below-market tenant and ground leases are included in Prepaid expenses and other assets and Accounts payable and accrued expenses (Note 7) in our consolidated financial statements.  The decrease in the gross asset (liability) accounts at March 31, 2010 compared to December 31, 2009 is primarily due to the write-off of fully amortized assets/(liabilities) in the three months ended March 31, 2010.

Amortization/accretion of these intangible assets and liabilities, and similar assets and liabilities from our Unconsolidated Real Estate Affiliates at our share, decreased our income (excluding the impact of noncontrolling interests and the provision for income taxes) by $16.6 million for the three months ended March 31, 2010 and $14.5 million for the three months ended March 31, 2009.  Future amortization, including our share of such items from Unconsolidated Real Estate Affiliates, is estimated to decrease net income (excluding the impact of noncontrolling interests and the provision for income taxes) by approximately $57.4 million in 2010, $44.1 million in 2011, $36.6 million in 2012, $30.5 million in 2013 and $31.1 million in 2014.

NOTE 3                 UNCONSOLIDATED REAL ESTATE AFFILIATES

The Unconsolidated Real Estate Affiliates include our noncontrolling investments in real estate joint ventures. Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. We manage most of the properties owned by these joint ventures. As we have joint interest and control of these ventures with our venture partners and they have substantive participating rights in such ventures, we account for these joint ventures using the equity method.  Some of the joint ventures have elected to be taxed as REITs.  As described in Note 1, at March 31, 2010, we have two joint venture investments located outside the U.S.  These investments, with an aggregate carrying amount of $231.2 million at March 31, 2010 and $214.4 million at December 31, 2009, are managed by the respective joint venture partners in each country.  As we also have substantial participation rights with respect to these international joint ventures, we account for them on the equity method.  Lastly, during March 2010, we closed on the sale of our Costa Rica investment for $7.5 million, yielding a gain of $0.9 million.

Generally, we anticipate that the 2010 operations of our joint venture properties will support the operational cash needs of the properties, including debt service payments, with the exception of two properties (Silver City

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

and Montclair) owned by our Unconsolidated Real Estate Affiliates with approximately $393.5 million of non-recourse secured mortgage debt, of which our share is $198.1 million, that we have identified as underperforming assets. With respect to each of the properties owned by such Unconsolidated Real Estate Affiliates, all cash produced by such properties are under the control of the applicable lender.  In the event we are unable to satisfactorily modify the terms of each of the loans associated with these properties, the collateral property for any such loan we are unable to satisfactorily restructure may be deeded to the respective lender in full satisfaction of the related debt.

On May 3, 2010, the joint venture that owned the Highland Mall located in Austin, Texas conveyed the property to the lender in full satisfaction of the non-recourse mortgage loan secured by the property.  Such conveyance yielded to the Highland joint venture a gain on forgiveness of debt of approximately $55 million.  Our allocable share of such gains was approximately $27 million, with such gains yielding an equal increase in our investment account.  Immediately subsequent to the conveyance, GGP wrote-off the balance of its investment in Highland, yielding a nominal gain on our investment in such joint venture.

In June and July, 2009 we made capital contributions of $28.7 million and $57.5 million, respectively, to fund our portion of $172.2 million of joint venture mortgage debt which had reached maturity.  As of March 31, 2010, $6.22 billion of indebtedness was secured by our Unconsolidated Properties, our proportionate share of which was $2.94 billion.  There can be no assurance that we will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

In certain circumstances, we have debt obligations in excess of our pro rata share of the debt of our Unconsolidated Real Estate Affiliates (“Retained Debt”). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness of such Unconsolidated Real Estate Affiliates. The proceeds of the Retained Debt which are distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates.  Such Retained Debt totaled $157.5 million as of March 31, 2010 and $158.2 million as of December 31, 2009, and has been reflected as a reduction in our investment in Unconsolidated Real Estate Affiliates.  We are obligated to contribute funds to our Unconsolidated Real Estate Affiliates in amounts sufficient to pay debt service on such Retained Debt.  If we do not contribute such funds, our distributions from such Unconsolidated Real Estate Affiliates, or our interest in, could be reduced to the extent of such deficiencies.  As of March 31, 2010, we do not anticipate an inability to perform on our obligations with respect to such Retained Debt.

In certain other circumstances, the Company, in connection with the debt obligations of certain Unconsolidated Real Estate Affiliates, has agreed to provide supplemental guarantees or master-lease commitments to provide to the debt holders additional credit-enhancement or security.  As of March 31, 2010, we do not expect to be required to perform pursuant to any of such supplemental credit-enhancement provisions for our Unconsolidated Real Estate Affiliates, either due to estimates of the current obligations represented by such provisions or as a result of the protections afforded us through our Chapter 11 Cases.

The significant accounting policies used by the Unconsolidated Real Estate Affiliates are the same as ours.

On January 29, 2010, our Brazilian joint venture, Aliansce Shopping Centers S.A. (“Aliansce”), commenced trading on the Brazilian Stock Exchange, or BM&FBovespa, as a result of an initial public offering of Aliansce’s common shares in Brazil (the “Aliansce IPO”).  Although we did not sell any of our Aliansce shares in the Aliansce IPO, our ownership interest in Aliansce was diluted from 49% to approximately 31% as a result of the stock sold in the Aliansce IPO.  We will continue to apply the equity method of accounting to our ownership interest in Aliansce.  Generally accepted accounting principles state that as an equity method investor, we need to account for the shares issued by Aliansce as if we had sold a proportionate share of our investment at the issuance price per share of the Aliansce IPO.  Accordingly, we recognized a gain of $15.3 million in the three months ended March 31, 2010 which is reflected in equity in income of Unconsolidated Real Estate Affiliates.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

Condensed Combined Financial Information of Unconsolidated Real Estate Affiliates

Following is summarized financial information for our Unconsolidated Real Estate Affiliates as of March 31, 2010 and December 31, 2009 and for the three months ended March 31, 2010 and 2009.  Certain amounts in the 2009 condensed combined financial information have been reclassified to conform to the current period presentation.

	March 31,	December 31,
	2010	2009
	(In thousands)
Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates
Assets:
Land	$891,016	$901,387
Buildings and equipment	8,009,387	7,924,577
Less accumulated depreciation	(1,749,048)	(1,691,362)
Developments in progress	261,364	333,537
Net property and equipment	7,412,719	7,468,139
Investment in unconsolidated joint ventures	533,496	452,291
Investment property and property held for development and sale	257,369	266,253
Net investment in real estate	8,203,584	8,186,683
Cash and cash equivalents	482,188	275,018
Accounts and notes receivable, net	224,783	226,385
Deferred expenses, net	195,509	197,663
Prepaid expenses and other assets	160,637	209,568
Total assets	$9,266,701	$9,095,317

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$6,310,003	$6,358,718
Accounts payable, accrued expenses and other liabilities	438,078	490,814
Owners’ equity	2,518,620	2,245,785
Total liabilities and owners’ equity	$9,266,701	$9,095,317

Investment In and Loans To/From Unconsolidated Real Estate Affiliates, Net:
Owners’ equity	$2,518,620	$2,245,785
Less joint venture partners’ equity	(2,157,922)	(1,935,689)
Capital or basis differences and loans	1,590,340	1,630,928
Investment in and loans to/from
Unconsolidated Real Estate Affiliates, net	$1,951,038	$1,941,024

Reconciliation - Investment In and Loans To/From Unconsolidated Real Estate Affiliates:
Asset - Investment in and loans to/from Unconsolidated Real Estate Affiliates	$1,990,367	$1,979,313
Liability - Investment in and loans to/from Unconsolidated Real Estate Affiliates	(39,329)	(38,289)
Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$1,951,038	$1,941,024

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates
Revenues:
Minimum rents	$191,766	$189,660
Tenant recoveries	83,318	86,597
Overage rents	2,610	1,559
Land sales	24,066	9,716
Management and other fees	8,242	7,317
Other	21,420	23,165
Total revenues	331,422	318,014

Expenses:
Real estate taxes	26,158	27,077
Property maintenance costs	11,451	10,331
Marketing	3,255	3,118
Other property operating costs	58,768	64,000
Land sales operations	18,366	10,097
Provision for doubtful accounts	2,933	2,592
Property management and other costs	19,207	18,775
General and administrative	1,251	7,860
Provisions for impairment	—	2,900
Depreciation and amortization	67,853	67,473
Total expenses	209,242	214,223
Operating income	122,180	103,791

Interest income	1,338	1,768
Interest expense	(87,490)	(84,645)
Benefit from (provision for) income taxes	270	(240)
Equity in income of unconsolidated joint ventures	17,327	7,773
Income from continuing operations	53,625	28,447
Allocation to noncontrolling interests	(142)	(287)
Net income attributable to joint venture partners	$53,483	$28,160

Equity In Income of Unconsolidated Real Estate Affiliates:
Net income attributable to joint venture partners	$53,483	$28,160
Joint venture partners’ share of income	(22,801)	(15,063)
Amortization of capital or basis differences	(12,197)	(5,257)
Gain on Aliansce IPO	15,266	—
Elimination of Unconsolidated Real Estate Affiliates loan interest	—	(302)
Equity in income of Unconsolidated Real Estate Affiliates	$33,751	$7,538

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

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

	GGP/Homart II
	March 31,	December 31,
	2010	2009
	(In thousands)
Assets:
Land	$238,164	$238,164
Buildings and equipment	2,783,457	2,783,869
Less accumulated depreciation	(547,925)	(526,985)
Developments in progress	5,335	5,129
Net investment in real estate	2,479,031	2,500,177
Cash and cash equivalents	85,481	70,417
Accounts and notes receivable, net	48,310	47,843
Deferred expenses, net	92,169	92,439
Prepaid expenses and other assets	15,941	20,425
Total assets	$2,720,932	$2,731,301

Liabilities and Capital:
Mortgages, notes and loans payable	$2,239,040	$2,245,582
Accounts payable, accrued expenses and other liabilities	56,523	63,923
Capital	425,369	421,796
Total liabilities and capital	$2,720,932	$2,731,301

	GGP/Homart II
	Three Months Ended March 31,
	2010	2009
	(In thousands)
Revenues:
Minimum rents	$61,589	$61,625
Tenant recoveries	26,731	28,800
Overage rents	815	521
Other	1,755	1,958
Total revenues	90,890	92,904

Expenses:
Real estate taxes	8,521	9,315
Property maintenance costs	3,208	2,903
Marketing	1,062	1,166
Other property operating costs	12,641	12,816
Provision for doubtful accounts	875	736
Property management and other costs	5,568	5,763
General and administrative	70	125
Provisions for impairment	—	511
Depreciation and amortization	24,961	24,748
Total expenses	56,906	58,083
Operating income	33,984	34,821

Interest income	82	1,343
Interest expense	(30,330)	(30,258)
Provision for income taxes	(162)	(106)
Net income	3,574	5,800
Allocation to noncontrolling interests	49	2
Net income attributable to joint venture partners	$3,623	$5,802

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

	GGP/Teachers
	March 31,	December 31,
	2010	2009
	(In thousands)
Assets:
Land	$195,833	$195,832
Buildings and equipment	1,071,679	1,071,748
Less accumulated depreciation	(161,352)	(153,778)
Developments in progress	2,791	3,586
Net investment in real estate	1,108,951	1,117,388
Cash and cash equivalents	8,531	6,663
Accounts and notes receivable, net	17,988	17,622
Deferred expenses, net	42,181	42,941
Prepaid expenses and other assets	7,309	7,216
Total assets	$1,184,960	$1,191,830

Liabilities and Members’ Capital:
Mortgages, notes and loans payable	$1,009,778	$1,011,700
Accounts payable, accrued expenses and other liabilities	30,180	32,914
Members’ Capital	145,002	147,216
Total liabilities and members’ capital	$1,184,960	$1,191,830

	GGP/Teachers
	Three Months Ended March 31,
	2010	2009
	(In thousands)
Revenues:
Minimum rents	$26,331	$26,239
Tenant recoveries	12,760	12,893
Overage rents	354	157
Other	561	493
Total revenues	40,006	39,782

Expenses:
Real estate taxes	3,868	3,661
Property maintenance costs	1,437	1,389
Marketing	499	601
Other property operating costs	5,997	5,981
Provision for doubtful accounts	355	630
Property management and other costs	2,243	2,297
General and administrative	61	64
Depreciation and amortization	9,564	10,240
Total expenses	24,024	24,863
Operating income	15,982	14,919

Interest income	1	2
Interest expense	(14,065)	(13,644)
Benefit from (provision for) income taxes	762	(2)
Net income attributable to joint venture partners	$2,680	$1,275

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

	The Woodlands Partnership
	March 31,	December 31,
	2010	2009
	(In thousands)
Assets:
Land	$19,841	$19,841
Buildings and equipment	131,120	101,119
Less accumulated depreciation	(15,005)	(14,105)
Developments in progress	3,522	31,897
Investment property and property held for development and sale	257,369	266,253
Net investment in real estate	396,847	405,005
Cash and cash equivalents	30,541	30,373
Accounts and notes receivable, net	8,214	4,660
Deferred expenses, net	385	593
Prepaid expenses and other assets	32,487	30,275
Total assets	$468,474	$470,906

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$277,764	$281,964
Accounts payable, accrued expenses and other liabilities	(121)	629
Owners’ equity	190,831	188,313
Total liabilities and owners’ equity	$468,474	$470,906

	The Woodlands Partnership
	Three Months Ended March 31,
	2010	2009
	(In thousands)
Revenues:
Minimum rents	$899	$1,312
Land sales	24,066	9,716
Other	2,166	2,280
Total revenues	27,131	13,308

Expenses:
Real estate taxes	485	91
Property maintenance costs	(289)	249
Other property operating costs	2,459	3,844
Land sales operations	18,366	10,097
Depreciation and amortization	900	725
Total expenses	21,921	15,006
Operating income (loss)	5,210	(1,698)

Interest income	128	210
Interest expense	(993)	(895)
Provision for income taxes	(206)	(84)
Net income (loss) attributable to joint venture partners	$4,139	$(2,467)

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

NOTE 4                 MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	March 31,	December 31,
	2010	2009
	(In thousands)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$15,042,159	$15,446,962
Corporate and other unsecured term loans	3,731,663	3,724,463

Total fixed-rate debt	18,773,822	19,171,425

Variable-rate debt:
Collateralized mortgages, notes and loans payable	2,500,543	2,500,892
Corporate and other unsecured term loans	2,783,700	2,783,700

Total variable-rate debt	5,284,243	5,284,592

Total Mortgages, notes and loans payable	24,058,065	24,456,017

Less: Mortgages, notes and loans payable subject to compromise	(10,269,017)	(17,155,245)
Total mortgages, notes and loans payable not subject to compromise	$13,789,048	$7,300,772

As previously discussed, on April 16 and 22, 2009, the Debtors filed voluntary petitions for relief under Chapter 11, which triggered defaults on substantially all debt obligations of the Debtors. However, under section 362 of Chapter 11, the filing of a bankruptcy petition automatically stays most actions against the debtor’s estate. These pre-petition liabilities are subject to settlement under a plan of reorganization, and therefore are presented as Liabilities subject to compromise on the Consolidated Balance Sheet. The $13.79 billion that is not subject to compromise as of March 31, 2010 consists primarily of the collateralized mortgages of the Non-Debtors, the Emerged Debtors and the DIP Facility.

As discussed in Note 1, in regard to the Track 1 Plans, a total of 215 Debtors owning 111 properties with $11.54 billion of secured mortgage debt emerged from bankruptcy as of March 31, 2010.  Of the Emerged Debtors, 102 Debtors owning 61 properties with $6.88 billion of secured mortgage debt emerged from bankruptcy during the three months ended March 31, 2010, while 113 Debtors owning 50 properties with $4.66 billion secured debt had emerged from bankruptcy as of December 31, 2009.  The Track 1 Plans for such Emerged Debtors provided for, in exchange for payment of certain extension fees and cure of previously unpaid amounts due on the applicable mortgage loans (primarily, principal amortization otherwise scheduled to have been paid since the Petition Date), the extension of the secured mortgage loans at previously existing non-default interest rates. As a result of the extensions, none of these loans will have a maturity prior to January 1, 2014 and the weighted average remaining duration of the secured loans associated with these properties as of March 31, 2010 is 4.63 years. In conjunction with these extensions, certain financial and operating covenants and guarantees were created or reinstated, all to be effective with the bankruptcy emergence of the Remaining Debtors.

Also in conjunction with these extensions, the Special Consideration Properties have until two days following emergence of the TopCo Debtors to determine whether the collateral property should be deeded to the respective lender or the property should be retained with further modified loan terms.  Prior to emergence of the TopCo Debtors, the lenders related to the Special Consideration Properties control all cash produced by the property and we are required to pay any operating expense shortfall.  In addition, prior to emergence of the TopCo Debtors, the respective lender can change the manager of the property or put the property in receivership and GGP has an unrestricted right to deed the property to the lender.  As of March 31, 2010, the 13 Special Consideration Properties with $749.8 million in secured debt have emerged from bankruptcy.

The weighted-average interest rate including the effects of interest rate swaps, excluding the effects of deferred finance costs and using the contract rate prior to any defaults on such loans, on our collateralized mortgages, notes and loans payable was 5.29% at March 31, 2010 and 5.31% at December 31, 2009.  The weighted average interest rate, using the contract rate prior to any defaults on such loans, on the remaining corporate unsecured fixed and variable rate debt and the revolving credit facility was 4.21% at March 31, 2010 and 4.24% at December 31, 2009. With respect to those loans and Debtors that remain in bankruptcy at March 31, 2010, we are currently recognizing interest expense on our loans based on contract rates in effect prior to bankruptcy as the Bankruptcy Court has ruled that interest payments based on such contract rates constitutes adequate protection to the secured lenders.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

Collateralized Mortgages, Notes and Loans Payable

As of March 31, 2010, $23.84 billion of land, buildings and equipment and developments in progress (before accumulated depreciation) have been pledged as collateral for our mortgages, notes and loans payable. Certain of these secured loans, representing $3.31 billion of debt, are cross-collateralized with other properties.  Although substantially all of the $17.54 billion of fixed and variable rate collateralized mortgages, notes and loans payable are non-recourse, $2.90 billion of such mortgages, notes and loans payable are recourse due to guarantees or other security provisions for the benefit of the note holder. Enforcement of substantially all of these security provisions are stayed by our Chapter 11 cases.  In addition, certain mortgage loans as of March 31, 2010 contain other credit enhancement provisions (primarily master leases for all or a portion of the property) which have been provided by Remaining Debtors upon which we do not expect to be required to perform during the pendency of our Chapter 11 Cases. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

Corporate and Other Unsecured Loans

The TopCo Debtors have certain unsecured debt obligations which are described below.  Although the contractual terms of such loans are summarized below, as a result of the Chapter 11 Cases, the TopCo Debtors are not paying dividends nor are they paying interest on such obligations. Satisfaction of these obligations will be addressed in the TopCo Debtors’ plan of reorganization.

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

The Exchangeable Notes are exchangeable for GGP common stock or a combination of cash and common stock, at our option, upon the satisfaction of certain conditions, and any exchange currently is stayed by our Chapter 11 cases. The exchange rate for each $1,000 principal amount of the Exchangeable Notes is 11.45 shares of GGP common stock, which is subject to adjustment under certain circumstances.

The 2006 Credit Facility provides for a $2.85 billion term loan (the “Term Loan”) and a $650.0 million revolving credit facility. However, as of March 31, 2010, $1.99 billion of the Term Loan and $590.0 million of the revolving credit facility was outstanding under the 2006 Credit Facility and no further amounts were available to be drawn due to our Chapter 11 cases.  The 2006 Credit Facility had a scheduled maturity of February 24, 2010, although collection of such amount has been stayed by the Chapter 11 cases.  The interest rate, as of March 31, 2010, was LIBOR plus 1.25%.

In May 2006 TRCLP sold $800.0 million of senior unsecured notes which provide for semi-annual, interest only payments at a rate of 6.75% and payment of the principal in full on May 1, 2013.

Concurrently with the 2006 Credit Facility transaction, GGP Capital Trust I, a Delaware statutory trust (the “Trust”) and a wholly-owned subsidiary of GGPLP, completed a private placement of $200 million of trust preferred securities (“TRUPS”).  The Trust also issued $6.2 million of Common Securities to GGPLP.  The Trust used the proceeds from the sale of the TRUPS and Common Securities to purchase $206.2 million of floating rate Junior Subordinated Notes of GGPLP due 2036.  Distributions on the TRUPS are equal to LIBOR plus 1.45%.  Distributions are cumulative and accrue from the date of original issuance.  The TRUPS mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of the Junior Subordinated Notes.  The Junior Subordinated Notes bear interest at LIBOR plus 1.45%. Though the Trust is a wholly-owned subsidiary of GGPLP, we are not the primary beneficiary of the Trust and, accordingly, it is not consolidated for accounting purposes.  As a result, we have recorded the Junior

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

Subordinated Notes as Mortgages, Notes and Loans Payable and our common equity interest in the Trust as Prepaid Expenses and Other Assets in our Consolidated Balance Sheets at March 31, 2010 and December 31, 2009.

In conjunction with the TRC Merger, we assumed certain publicly-traded unsecured debt which totaled $1.45 billion at March 31, 2010 and December 31, 2009.

Debtor-in-Possession Facility

On May 14, 2009, the Bankruptcy Court issued an order authorizing certain of the Debtors to enter into a Senior Secured Debtor in Possession Credit, Security and Guaranty Agreement among the Company, as co-borrower, GGP Limited Partnership, as co-borrower, certain of their subsidiaries, as guarantors, UBS AG, Stamford Branch, as agent, and the lenders party thereto (the “DIP Facility”).

The DIP Facility, which closed on May 15, 2009, provides for an aggregate commitment of $400.0 million (the “DIP Term Loan”), which was used to refinance the $215.0 million remaining balance on the short-term secured loan and the remainder of which has been used to provide additional liquidity to the Debtors during the pendency of their Chapter 11 Cases.  The DIP Facility provides that principal outstanding on the DIP Term Loan bears interest at an annual rate equal to LIBOR (subject to a minimum LIBOR floor of 1.5%) plus 12% and matures at the earlier of May 16, 2011 or the effective date of a plan of reorganization of the Remaining Debtors and has an outstanding balance of $400.0 million at March 31, 2010.

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

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of $106.6 million as of March 31, 2010 and $112.8 million as of December 31, 2009. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

NOTE 5                 INCOME TAXES

We elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code, commencing with our taxable year beginning January 1, 1993.  We currently intend to maintain our REIT status.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of our ordinary taxable income and to either distribute capital gains to stockholders, or pay corporate income tax on the undistributed capital gains. In addition, we are required to meet certain asset and income tests.  In December, 2009, we obtained Bankruptcy Court approval to distribute $0.19 per share (approximately $5.9 million in cash and the remainder in common stock) to our stockholders (paid on January 28, 2010) to satisfy such GGP REIT distribution requirements for 2009.

We also have subsidiaries which we have elected to be treated as taxable real estate investment trust subsidiaries and which are therefore subject to federal and state income taxes.

Unrecognized tax benefits recorded pursuant to uncertain tax positions were $102.3 million and $104.0 million as of March 31, 2010 and December 31, 2009, respectively, excluding interest, of which $31.5 million as of March 31, 2010 and $32.0 million as of December 31, 2009 would impact our effective tax rate. Accrued

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

interest related to these unrecognized tax benefits amounted to $27.2 million as of March 31, 2010 and $25.4 million as of December 31, 2009. We recognized an increase of interest expense related to the unrecognized tax benefits of $1.8 million for the three months ended March 31, 2010 and we recognized interest expense related to the unrecognized tax benefits of $1.5 million for the three months ended March 31, 2009.

We recognized previously unrecognized tax benefits related to tax positions taken in prior years, excluding accrued interest, of $1.7 million for the three months ended March 31, 2010; all of which increased our deferred tax liability.  We recognized $4.6 million of such tax benefits for the three months ended March 31, 2009; all of which decreased our deferred tax liability.

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

In the fourth quarter of 2008, we effectively settled with the IRS with respect to the audits for the years 2001 through 2005 for two of our taxable REIT subsidiaries. In February 2009, we were notified that the IRS had commenced examination of the year ended December 31, 2007 with respect to two taxable REIT subsidiaries. We received a letter of Income Tax Examination Changes (“30 Day Letter”) for the two taxable REIT subsidiaries with the proposed changes amounting to additional tax of $128.1 million. We timely filed a protest disputing the proposed changes. In December 2009, we were notified that the same two taxable REIT subsidiaries are also under audit for the year ended December 31, 2008.  In April 2010, we received 30 Day Letters with the proposed changes amounting to $20.1 million.  We intend to timely file a protest disputing the proposed changes.   It is the Company’s position that the pertinent tax law in question has been properly applied and reflected in the income tax returns for both 2008 and 2007. We are unable to determine when the examinations will be resolved.

Based on our assessment of the expected outcome of these remaining examinations or examinations that may commence, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits, excluding accrued interest, for tax positions taken regarding previously filed tax returns will materially change from those recorded at March 31, 2010. A material change in unrecognized tax benefits could have a material effect on our statements of income and comprehensive income. As of March 31, 2010, there are $54.9 million of unrecognized tax benefits, excluding accrued interest, which due to the reasons above, could significantly increase or decrease during the next twelve months.

There are certain tax attributes, such as net operating loss carry forwards, that may be limited in the event of an ownership change as defined under section 382 of the Internal Revenue Code.  If an ownership change were to occur, there could be significant valuation allowances placed on deferred tax assets that do not have valuation allowances as of March 31, 2010.

NOTE 6                 STOCK-BASED COMPENSATION PLANS

Incentive Stock Plans

Prior to the Chapter 11 Cases, we granted qualified and non-qualified stock options and restricted stock grants to attract and retain officers and key employees through the 2003 Incentive Stock Plan (the “2003 Incentive Plan”). The 2003 Incentive Plan provides for the issuance of 9,000,000 shares, of which 5,793,359 shares (5,036,627 stock options and 756,732 restricted shares) have been granted as of March 31, 2010 (subject to certain customary adjustments to prevent dilution). Additionally, the Compensation Committee of the Board of Directors (the “Compensation Committee”) grants employment inducement awards to senior executives on a discretionary basis, and in the fourth quarter of 2008 granted 1,800,000 stock options to two senior executives.  In addition, during the three months ended March 31, 2010 the Compensation Committee granted 100,000 stock options to a senior executive under the 2003 Incentive Plan. Further, as a result of the stock dividend, the number of shares issuable upon exercise of all outstanding options was increased by 58,127 shares.  Stock options are granted by the Compensation Committee of the Board of Directors at an exercise price of not less than 100% of the Fair Value of our common stock on the date of grant.  The other terms of these options were determined by the Compensation Committee.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

The following tables summarize stock option activity for the 2003 Incentive Plan as of and for the three months ended March 31, 2010 and 2009.

	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Stock options outstanding at January 1	4,241,500	$31.63	4,730,000	$33.01
Granted	100,000	16.75	—	—
Stock dividend adjustment	58,127	30.32	—	—
Forfeited	(7,111)	64.79	(290,000)	54.66
Expired	(919,174)	44.48	(197,300)	30.90
Stock options outstanding at March 31	3,473,342	$27.21	4,242,700	$31.63

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price
$ 0 - $ 6.5810	1,828,369	3.6	$3.67	1,828,369	3.6	$3.67
$ 6.5811 - $ 13.1620	3,048	0.0	9.83	3,048	0.0	9.83
$ 13.1621 - $ 19.7430	150,788	4.1	16.25	50,788	4.1	15.25
$ 32.9051 - $ 39.4860	7,618	0.0	34.21	7,618	0.0	34.21
$ 39.4861 - $ 46.0670	25,394	0.7	45.91	25,394	0.7	45.91
$ 46.0671 - $ 52.6480	698,333	0.9	49.63	698,333	0.9	49.63
$ 59.2291 - $ 65.8100	759,792	1.9	64.79	633,511	1.9	64.79
Total	3,473,342	2.7	$27.21	3,247,061	2.6	$26.07
Intrinsic value (in thousands)	$22,727			$22,727

Stock options generally vest 20% at the time of the grants and in 20% annual increments thereafter. The intrinsic value of outstanding and exercisable stock options as of March 31, 2010 represents the excess of our closing stock price on that date, $16.09, over the weighted average exercise price multiplied by the applicable number of shares that may be acquired upon exercise of stock options, and is therefore not presented in the table above if the result is a negative value. The intrinsic value of exercised stock options represents the excess of our stock price, at the time the option was exercised, over the exercise price. No options were exercised while 100,000 options were granted to a senior executive and the number of shares issuable upon exercise of outstanding options was adjusted to reflect 58,127 additional shares.  No options were exercised or granted during the three months ended March 31, 2009.

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

The following table summarizes restricted stock activity for the respective grant years as of and for the three months ended March 31, 2010 and 2009.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

	2010		2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock grants outstanding as of January 1	275,433	$33.04	410,767	$41.29
Granted	10,000	16.73	—	—
Canceled	(2,993)	35.51	(65,146)	46.76
Vested	(78,183)	38.37	(99,709)	41.57
Nonvested restricted stock grants outstanding as of March 31	204,257	$30.17	245,912	$39.72

The weighted average remaining contractual term (in years) of nonvested awards as of March 31, 2010 was 1.7 years.

The total Fair Value of restricted stock grants vested during the three months ended March 31, 2010 was $1.0 million while the total Fair Value of restricted stock grants which vested during the three months ended March 31, 2009 was $0.05 million.

Threshold-Vesting Stock Options

Under the 1998 Incentive Stock Plan (the “1998 Incentive Plan”), stock incentive awards to employees in the form of threshold-vesting stock options (“TSOs”) have been granted. The exercise price of the TSO is the Current Market Price (“CMP”) as defined in the 1998 Incentive Plan of our common stock on the date the TSO is granted. In order for the TSOs to vest, our common stock must achieve and sustain the applicable threshold price for at least 20 consecutive trading days at any time during the five years following the date of grant. Participating employees must remain employed until vesting occurs in order to exercise the options. The threshold price is determined by multiplying the CMP on the date of grant by an Estimated Annual Growth Rate (7%) and compounding the product over a five-year period. TSOs granted in 2004 and thereafter must be exercised within 30 days of the vesting date. TSOs granted prior to 2004, all of which have vested, have a term of up to 10 years.  The 1998 Incentive Plan terminated according to its terms December 31, 2008. As of March 31, 2010, a total of 1,964,229 TSOs were outstanding for all grant years.

Other Required Disclosures

Historical data, such as the past performance of our common stock and the length of service by employees, is used to estimate expected life of the stock options, TSOs and our restricted stock and represents the period of time the options or grants are expected to be outstanding.  During the three months ended March 31, 2010, we granted awards from the 2003 Incentive Plan of which 100,000 stock options were granted to a senior executive, the number of shares issuable upon exercise of outstanding options was adjusted to reflect 58,127 additional shares and 10,000 restricted shares were issued to a non-employee director.  No TSOs were granted during the three months ended March 31, 2010 and no stock options, TSOs or restricted shares were granted during the three months ended March 31, 2009.  The weighted average estimated values of options granted during 2010 were based on the following assumptions:

Risk-free interest rate	1.55%
Dividend yield	4.50%
Expected volatility	50.82%
Expected life (in years)	3.0

Compensation expense related to the Incentive Stock Plans, TSOs and restricted stock was $4.5 million for the three months ended March 31, 2010, and $3.3 million for the three months ended March 31, 2009.

As of March 31, 2010, total compensation expense which had not yet been recognized related to nonvested options, TSOs and restricted stock grants was $11.6 million. Of this total, $5.4 million is expected to be recognized in the remaining months of 2010, $5.5 million in 2011 and $0.7 million in 2012. These amounts may be impacted by future grants, changes in forfeiture estimates or vesting terms, actual forfeiture rates which differ from estimated forfeitures, timing of TSO vesting and/or our plan of reorganization.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

NOTE 7                 OTHER ASSETS AND LIABILITIES

The following table summarizes the significant components of prepaid expenses and other assets.

	March 31,	December 31,
	2010	2009
	(In thousands)
Below-market ground leases (Note 2)	$240,208	$241,676
Security and escrow deposits	114,221	99,685
Receivables - finance leases and bonds	89,524	119,506
Prepaid expenses	88,100	88,651
Real estate tax stabilization agreement (Note 2)	70,626	71,607
Special Improvement District receivable	48,695	48,713
Above-market tenant leases (Note 2)	31,360	34,339
Deferred tax, net of valuation allowances	15,909	28,615
Other	17,515	21,955
	$716,158	$754,747

The following table summarizes the significant components of accounts payable, accrued expenses and other liabilities.

	March 31,	December 31,
	2010	2009
	(In thousands)

Accrued interest	$450,202	$366,398
Accounts payable and accrued expenses	369,872	434,911
Accrued payroll and other employee liabilities	137,452	104,926
Uncertain tax position liability	129,482	129,413
Construction payable	124,746	150,746
Accrued real estate taxes	90,187	88,511
Deferred gains/income	87,017	67,611
Hughes participation payable (Note 8)	68,554	68,378
Below-market tenant leases (Note 2)	59,029	63,290
Conditional asset retirement obligation liability	25,159	24,601
Tenant and other deposits	22,899	23,250
Other	209,331	212,861
Total accounts payable and accrued expenses	1,773,930	1,734,896
Less: amounts subject to compromise (Note 1)	(583,333)	(612,008)
Accounts payable and accrued expenses not subject to compromise	$1,190,597	$1,122,888

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

We lease land or buildings at certain properties from third parties. The leases generally provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. Rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease. Contractual rental expense, including participation rent, was $4.3 million for the three months ended March 31, 2010 and $5.0 million for the three months ended March 31, 2009.  The same rent expense excluding amortization of above and below-market ground leases and straight-line rents, as presented in our consolidated financial statements, was $2.9 million for the three months ended March 31, 2010, and $3.6 million for the three months ended March 31, 2009.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

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

Contingent Stock Agreement

In conjunction with GGP’s acquisition of The Rouse Company (“TRC”) in November 2004, GGP assumed TRC’s obligations under the CSA. TRC entered into the CSA in 1996 when it acquired The Hughes Corporation (“Hughes”). This acquisition included various assets, including Summerlin (the “CSA Assets”), a development in GGP’s Master Planned Communities segment.  The CSA is an unsecured obligation of GGP and therefore, GGP’s obligations to the former Hughes owners or their successors (the “Beneficiaries”) under the CSA are, and will be, subject to treatment in accordance with applicable requirements of the bankruptcy law and any plan of reorganization that may be confirmed by the Bankruptcy Court.

Under the terms of the CSA, GGP was required through August 2009  to  issue shares of its common stock semi-annually (February and August) to the Beneficiaries with the number of shares to be issued in any period based on cash flows from the development and/or sale of the CSA Assets and GGP’s stock price. The Beneficiaries’ share of earnings from the CSA Assets is accounted for as a land sales operations expense.  During 2009, GGP was not obligated to deliver any shares of its common stock under the CSA as the net development and sales cash flows were negative for the applicable periods.

Under the terms of the CSA, GGP is also required to make a final distribution to the Beneficiaries in 2010, following a final valuation of the remaining CSA Assets as of December 31, 2009. The CSA sets forth a methodology for establishing this final valuation and requires the payment, if any, be made in shares of GGP common stock. GGP would account for any final distribution to the Beneficiaries as an additional GGP investment in the CSA Assets (that is, contingent consideration). However, since GGP’s plan of reorganization is still being developed, treatment of the CSA and the final distribution amount, if any, to the Beneficiaries cannot currently be determined and, therefore, no liability for any final distribution amount is probable or estimable at March 31, 2010 or at December 31, 2009. The carrying amount of the CSA Assets as reflected in the Company’s Consolidated Financial Statements is not the final valuation, and should not be relied upon for purposes of determining, or estimating, the final distribution amount, if any, to the Beneficiaries.

NOTE 9                    RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

On June 12, 2009, the FASB issued new generally accepted accounting guidance that amends the consolidation guidance applicable to variable interest entities. The amendments significantly affect the overall consolidation analysis under previously issued guidance. The amendments to the consolidation guidance affect all entities and enterprises currently within the scope of the previous guidance and are effective on January 1, 2010.  We have adopted this new pronouncement and it did not have a material impact on our consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

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

The accounting policies of the segments are the same as those of the Company, except that we report unconsolidated real estate ventures using the proportionate share method rather than the equity method. Under the proportionate share method, our share of the revenues and expenses of the Unconsolidated Properties are combined with the revenues and expenses of the Consolidated Properties. Under the equity method, our share of the net revenues and expenses of the Unconsolidated Properties are reported as a single line item, Equity in income of Unconsolidated Real Estate Affiliates, in our Consolidated Statements of Income and Comprehensive Income. This difference affects only the reported revenues and operating expenses of the segments and has no effect on our reported net earnings. In addition, other revenues are reduced by the NOI attributable to our noncontrolling interests in consolidated joint ventures.

The total expenditures for additions to long-lived assets for the Master Planned Communities segment were $16.1 million for the three months ended March 31, 2010 and $17.3 million for the three months ended March 31, 2009. The total expenditures for additions to long-lived assets for the Retail and Other segment were $53.4 million for the three months ended March 31, 2010 and $79.6 million for the three months ended March 31, 2009.  Such amounts for the Master Planned Communities segment and the Retail and Other segment are included in the amounts listed as Land/residential development and acquisitions expenditures and Acquisition/development of real estate and property additions/improvements, respectively, in our Consolidated Statements of Cash Flows.

The total amount of goodwill, as presented on our Consolidated Balance Sheets, is included in our Retail and Other segment.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

Segment operating results are as follows:

	Three Months Ended March 31, 2010
	Consolidated	Unconsolidated	Segment
	Properties	Properties	Basis
	(In thousands)
Retail and Other
Property revenues:
Minimum rents	$492,758	$99,879	$592,637
Tenant recoveries	214,251	39,271	253,522
Overage rents	10,346	1,239	11,585
Other, including noncontrolling interests	16,803	10,688	27,491
Total property revenues	734,158	151,077	885,235
Property operating expenses:
Real estate taxes	72,095	12,585	84,680
Property maintenance costs	35,844	5,282	41,126
Marketing	7,081	1,521	8,602
Other property operating costs	127,071	29,722	156,793
Provision for doubtful accounts	6,327	1,430	7,757
Total property operating expenses	248,418	50,540	298,958
Retail and other net operating income	485,740	100,537	586,277

Master Planned Communities
Land sales	5,070	12,635	17,705
Land sales operations	(10,167)	(9,971)	(20,138)
Master Planned Communities net operating (loss) income	(5,097)	2,664	(2,433)
Real estate property net operating income	$480,643	$103,201	$583,844

	Three Months Ended March 31, 2009
	Consolidated	Unconsolidated	Segment
	Properties	Properties	Basis
	(In thousands)
Retail and Other
Property revenues:
Minimum rents	$499,107	$97,391	$596,498
Tenant recoveries	233,019	40,819	273,838
Overage rents	10,025	1,216	11,241
Other, including noncontrolling interests	12,797	12,628	25,425
Total property revenues	754,948	152,054	907,002
Property operating expenses:
Real estate taxes	71,558	12,581	84,139
Property maintenance costs	27,358	4,834	32,192
Marketing	7,576	1,475	9,051
Other property operating costs	131,699	32,422	164,121
Provision for doubtful accounts	10,332	1,247	11,579
Total property operating expenses	248,523	52,559	301,082
Retail and other net operating income	506,425	99,495	605,920

Master Planned Communities
Land sales	8,986	5,101	14,087
Land sales operations	(10,614)	(4,768)	(15,382)
Master Planned Communities net operating (loss) income before provision for impairment	(1,628)	333	(1,295)
Provision for impairment	(52,769)	—	(52,769)
Master Planned Communities net operating (loss) income	(54,397)	333	(54,064)
Real estate property net operating income	$452,028	$99,828	$551,856

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

The following reconciles NOI to GAAP-basis operating income and loss from continuing operations:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Real estate property net operating income:
Segment basis	$583,844	$551,856
Unconsolidated Properties	(103,201)	(99,828)
Consolidated Properties	480,643	452,028
Management fees and other corporate revenues	18,086	21,858
Property management and other costs	(35,432)	(43,408)
General and administrative	(7,638)	(7,525)
Strategic initiatives	—	(38,300)
Provisions for impairment	(11,350)	(278,324)
Depreciation and amortization	(177,302)	(204,615)
Noncontrolling interest in NOI of Consolidated Properties and other	3,923	2,848
Operating income (loss)	270,930	(95,438)
Interest income	676	730
Interest expense	(335,278)	(328,489)
(Provision for) benefit from income taxes	(3,650)	11,514
Equity in income of Unconsolidated Real Estate Affiliates	33,751	7,538
Reorganization items	89,412	—
Income (loss) from continuing operations	$55,841	$(404,145)

The following reconciles segment revenues to GAAP-basis consolidated revenues:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Segment basis total property revenues	$885,235	$907,002
Unconsolidated segment revenues	(151,077)	(152,054)
Consolidated land sales	5,070	8,986
Management fees and other corporate revenues	18,086	21,858
Noncontrolling interest in NOI of Consolidated Properties and other	3,923	2,848
GAAP-basis consolidated total revenues	$761,237	$788,640

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

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

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

We are the owner or manager of over 200 regional shopping malls in 43 states and the owner of five master planned communities. We operate in two reportable business segments: Retail and Other and Master Planned Communities.

The Chapter 11 Cases created the protections necessary for the Debtors to develop and execute plans of reorganization to restructure the Debtors and extend mortgage maturities, reduce corporate debt and overall leverage and establish a sustainable long-term capital structure. We have a long-term business plan necessary to effect the objectives we sought to achieve through the Chapter 11 process.  The business plan contemplates the continued operation of retail shopping centers, divestiture of non-core assets and businesses and certain non-performing retail assets, and select development projects.  We have pursued a deliberate two-stage strategy.  The first stage entails the restructuring of our property-level secured mortgage debt. The second stage is the restructuring of the debt of the TopCo Debtors and our public equity.

In regard to the Track 1 Plans, a total of 215 Debtors owning 111 properties with $11.54 billion of secured mortgage debt emerged from bankruptcy as of March 31, 2010.  Of the Emerged Debtors, 102 Debtors owning 61 properties with $6.88 billion of secured mortgage debt emerged from bankruptcy during the three months ended March 31, 2010, while 113 Debtors owning 50 properties with $4.66 billion secured debt had emerged from bankruptcy as of December 31, 2009.  The Track 1 Plans for such Emerged Debtors provided for, in exchange for payment of certain extension fees and cure of previously unpaid amounts due on the applicable mortgage loans (primarily, principal amortization otherwise scheduled to have been paid since the Petition Date), the extension of the secured mortgage loans at previously existing non-default interest rates. As a result of the extensions, none of these loans will have a maturity prior to January 1, 2014. In addition, the Track 1 Plans provide for the payment in full of all undisputed claims of creditors of the Track 1 Debtors.

We have identified 13 Special Consideration Properties of the Track 1 Debtors with $749.8 million of secured mortgage debt at March 31, 2010 as underperforming retail assets.  Pursuant to the terms of the agreements with the lenders for these properties, the Debtors have until two days following emergence of the TopCo Debtors to determine whether the collateral property for these loans should be deeded to the respective lender in full satisfaction of the related debt or the property should be retained with further modified loan terms.  Prior to emergence of the TopCo Debtors, all cash produced by the property is under the control of respective lenders and we are required to pay any operating expense shortfall.  In addition, prior to emergence of the TopCo Debtors, the respective lender can change the manager of the property or put the property in receivership and GGP has the right to deed the property to the lender, but no such actions have yet occurred.

We have also identified two properties (Silver City and Montclair) owned by our Unconsolidated Real Estate Affiliates with approximately $393.5 million of non-recourse secured mortgage debt, of which our share is $198.1 million, as

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

underperforming assets. With respect to each of the properties owned by such Unconsolidated Real Estate Affiliates, all cash produced by such properties are under the control of the applicable lender.  In the event we are unable to satisfactorily modify the terms of each of the loans associated with these properties, the collateral property for any such loan may be deeded to the respective lender in full satisfaction of the related debt.  On May 3, 2010, the property owned by the Highland joint venture was transferred to the lender, yielding a nominal net gain on our investment in such joint venture (Note 3).

We have achieved substantial progress with respect to the first phase of our restructuring strategy, as we have confirmed plans of reorganization for all of the Debtors’ secured mortgage loans as of April 30, 2010, with the exception of Oakwood.  We are now in the midst of the second phase — resolving the TopCo Debtors’ capital structure.  Resolution of the TopCo capital structure involves reducing corporate debt and overall leverage and establishing a long-term capital structure.  Our long-term business plan currently projects that we will need approximately $1.5 billion of new capital to emerge from bankruptcy and restructure on a stand alone basis.  Since early 2010, we have been exploring all potential alternatives for emergence, including an evaluation of the financing sources for a stand alone restructuring, as well as potential merger and acquisition or other change of control transactions with financial and strategic investors and have engaged in a competitive process to obtain an initial sponsor to ensure our emergence from bankruptcy.

In this regard, we  have entered into  agreements (collectively, the Investment Agreements”) with REP Investments LC (“REP”), an affiliate of Brookfield Asset Management Inc. (“Brookfield”),  Fairholme Funds, Inc. (“Fairholme”) and Pershing Square Capital Management, L.P. (“Pershing” and together with REP and Fairholme, the “Investors”), pursuant to which GGP would be divided into two companies, GGP and a second new company, General Growth Opportunities (“GGO”), and the Investors would invest in the Company’s standalone emergence plan. As a result of the Investment Agreements, as amended, the Company has equity commitments for $6.55 billion ($6.3 billion of new equity capital at a value of $10.00 per share of the restructured GGP and $250 million to backstop a rights offering for GGO at $5.00 per share) and a $2 billion capital backstop which we believe provides us with all of the financing necessary for us to emerge from Chapter 11.

In addition, under the  Investment Agreements, as amended, in lieu of the receipt of any fees that would be customary in similar transactions, the  Investment Agreements provide for the issuance of interim warrants to REP and Fairholme to purchase approximately 103 million shares of GGP at $15.00 per share (the “Interim Warrants”). The Interim Warrants vest:  40% upon issuance, 20% on July 12, 2010, and the remaining Interim Warrants vest in equal daily installments from July 13, 2010 to December 31, 2010, except that any Interim Warrants that have not vested on or prior to termination of REP’s or Fairholme’s Investment Agreement, as the case may be, will not vest and will be cancelled. Upon consummation of the plan of reorganization contemplated by the Investment Agreements, the Interim Warrants will be cancelled and warrants to purchase equity of GGO and the restructured GGP will be issued to the Investors. Specifically, 80 million warrants to purchase equity of GGO at an exercise price of $5.00 per share and 120 million warrants to purchase equity of  the restructured GGP at an exercise price of $10.75 per share, in the case of REP, and an exercise price of $10.50 in the case of Fairholme and Pershing, will be issued.

On May 7, 2010, the Bankruptcy Court approved the issuance of the warrants and the Company’s bidding procedures. The Company issued the Interim Warrants on May 10, 2010. Consummation of the transactions contemplated by the Investment Agreements is subject to higher and better offers pursuant to the bidding. There is no assurance that the transactions contemplated by the Investment Agreements will be consummated. However, if such transactions are consummated, the Investors are likely to hold, in the aggregate, a controlling equity ownership in the restructured GGP and are expected to hold a minor noncontrolling interest in GGO. The Company is focused on continued progress in the Chapter 11 Cases and a comprehensive capital raise process, and is continuing to consider all alternatives to maximize value for all of the Company’s stakeholders. The Company expects to select its plan for emergence in early July.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

On March 3, 2010, the Bankruptcy Court entered an order extending the exclusivity period for us to file a plan of reorganization until July 15, 2010 and the period for us to solicit acceptances of such a plan to September 15, 2010.  If we do not file a plan of reorganization for the Remaining Debtors prior to the lapse of the exclusivity period, any party in interest would be able to file a plan of reorganization for any of the Remaining Debtors.

As a result of the automatic stay of most actions against a debtor’s estate, the resulting suspension of our obligation to pay certain pre-petition liabilities and proceeds from the DIP Facility, as of March 31, 2010, we had approximately $573.1 million of cash. Our liquidity is dependent upon cash flow from operations, which were affected by the severe weakening of the economy in 2009.  Retail sales hit their low point in the first quarter of 2009 and have gradually improved.  However, retail market conditions have not returned to the levels of 2007 and, while we believe that they have stabilized and begun to show improvement, they continue to impact our ability to generate and increase Retail and Other revenues.  In addition, the continued weak housing market has negatively affected our ability to generate income through the sale of residential land in our master planned communities.

As part of our business planning process we reviewed our development and redevelopment projects.  At this time we currently plan to complete projects that are already substantially complete and joint venture projects.  We also intend to fulfill our other contractual obligations related to our development and redevelopment projects.  As a result, we currently expect to complete our expansion and redevelopment projects at Christiana Mall, Fashion Place and Saint Louis Galleria.

For the three months ended March 31, 2010, we generated NOI of $586.3 million in our retail and other segment. Included in this amount is income from our Unconsolidated Properties at our ownership share. Comparatively, in the three months ended March 31, 2009, we reported NOI of $605.9 million. Based on the results of our evaluations for impairment (Note 1), we recognized total impairment charges for our retail and other segment and our master planned community segment of $11.4 million for the three months ended March 31, 2010 and $331.1 million for the three months ended March 31, 2009.  The decrease in NOI for the quarter was consistent with our expectations and reflects the temporary impact of our restructuring and the difficult market conditions of 2009, when many of our newer leases were executed.

For the three months ended March 31, 2010, total revenues declined $21.8 million, or 2.4%, to $885.2 million, primarily due to declines in minimum rents, tenant recoveries and overage rents as a result of declines in overall occupancy and specialty leasing occupancy and sales volumes.  Included in this amount is revenues from Unconsolidated Properties at our ownership share of $151.1 million for the three months ended March 31,  2010, which are roughly comparable to the $152.1 million for the three months ended March 31, 2009, reflecting continued steady performance.

Our ability to continue as a going concern is dependent upon our ability to successfully implement a plan of reorganization for the Remaining Debtors, and there can be no assurance that we will be able to do so.  We have

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

described such concerns in Note 1 and our independent registered public accounting firm has included an explanatory paragraph in its report on the audit of our consolidated financial statements as of December 31, 2009 and for the year then ended expressing substantial doubt as to our ability to continue as a going concern.

Results of Operations

We have presented the following discussion of our results of operations on a segment basis under the proportionate share method. Under the proportionate share method, our share of the revenues and expenses of the Unconsolidated Properties are combined with the revenues and expenses of the Consolidated Properties. Other revenues are reduced by the NOI attributable to our noncontrolling interests in consolidated joint ventures.   See Note 10 for additional information including reconciliations of our segment basis results to GAAP basis results.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

Three Months Ended March 31, 2010 and 2009

Retail and Other Segment

	Three Months Ended March 31,		$ Increase	% Increase
(In thousands)	2010	2009	(Decrease)	(Decrease)
Property revenues:
Minimum rents	$592,637	$596,498	$(3,861)	(0.6)%
Tenant recoveries	253,522	273,838	(20,316)	(7.4)
Overage rents	11,585	11,241	344	3.1
Other, including non controlling interest	27,491	25,425	2,066	8.1
Total property revenues	885,235	907,002	(21,767)	(2.4)
Property operating expenses:
Real estate taxes	84,680	84,139	541	0.6
Property maintenance costs	41,126	32,192	8,934	27.8
Marketing	8,602	9,051	(449)	(5.0)
Other property operating costs	156,793	164,121	(7,328)	(4.5)
Provision for doubtful accounts	7,757	11,579	(3,822)	(33.0)
Total property operating expenses	298,958	301,082	(2,124)	(0.7)
Retail and other net operating income	$586,277	$605,920	$(19,643)	(3.2)%

Minimum rents decreased for the three months ended March 31, 2010 primarily due to a $7.5 million decrease in base rents resulting from the decrease in occupancy, rent relief and rental revenue associated with co-tenancy clauses that have been triggered.  In addition, there was a $4.1 million decrease in temporary rental revenues resulting from a decrease in temporary tenant occupancy and sales volume for the three months ended March 31, 2010.  Partially offsetting these decreases was an increase of $3.5 million in termination income, which was $12.8 million for the three months ended March 31, 2010 compared to $9.3 million for the three months ended March 31, 2009.

Certain of our leases include both a base rent component and a component which requires tenants to pay amounts related to all, or substantially all, of their share of real estate taxes and certain property operating expenses, including common area maintenance and insurance. The portion of the tenant rent from these leases attributable to real estate tax and operating expense recoveries are recorded as tenant recoveries. The decrease in tenant recoveries for the three months ended March 31, 2010 is primarily attributable to the decrease in current year occupancy and the conversion of tenants to gross leases resulting in a decline of $8.9 million.  The decrease for the three months ended March 31, 2010 also includes decreases in recoveries related to common area maintenance of $3.5 million, real estate taxes of $2.8 million and electric utility expenses of $2.6 million as a result of tenant settlements for 2008 and 2009 that were delayed due to the Track 1 Debtors bankruptcy.

Other revenues include all other property revenues which consist of vending, parking, gains or losses on dispositions of certain property transactions, sponsorship and advertising revenues, less NOI of noncontrolling interests in consolidated joint ventures. The increase in other revenues for the three months ended March 31, 2010 compared to the same period of 2009 is primarily due to the $3.9 million loss resulting from the disposition of land at Kendall Town Center during the three months ended March 31, 2009.  Such increase was partially offset by reduced sponsorship and advertising revenues across the Company Portfolio during the three months ended March 31, 2010.

Property maintenance costs increased in the three months ended March 31, 2010 primarily due to increased seasonal maintenance costs of $3.6 million, miscellaneous building repairs of $1.9 million, higher contract services costs of $0.8 million and increased compensation costs of $0.6 million in 2010.

Marketing expenses decreased in the three months ended March 31, 2010 across the Company Portfolio as the result of continued Company-wide efforts to consolidate marketing functions and reduce advertising spending.  The largest savings were the result of reductions in advertising costs, contracted services and payroll.

Other property operating costs decreased in the three months ended March 31, 2010 primarily due to decreased utility costs related to lower fuel costs of $3.1 million, a decrease in cleaning costs of $1.8 million, a decrease in ground rent of $2.4 million and a decrease in various miscellaneous expenses of $2.8 million.  These decreases were partially offset by increased compensation costs of $4.9 million.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

The provision for doubtful accounts decreased in the three months ended March 31, 2010 compared to the three months ended March 31, 2009 primarily due to a provision for bad debt expense of $2.5 million in the first quarter of 2009 for two major tenants at Town East Mall. Also contributing to the decrease recorded was improved collections of outstanding accounts receivable in the first quarter of 2010.

Master Planned Communities Segment

	Three Months Ended March 31,		$ Increase	% Increase
(In thousands)	2010	2009	(Decrease)	(Decrease)
Land sales	$17,705	$14,087	$3,618	25.7%
Land sales operations	(20,138)	(15,382)	4,756	30.9
Master Planned Communities net operating income before provision for impairment	(2,433)	(1,295)	(1,138)	87.9

Provision for impairment	—	(52,769)	(52,769)	(100.0)
Master Planned Communities net operating loss	$(2,433)	$(54,064)	$51,631	95.5%

The increase in land sales was primarily the result of an increase in sales volume in the Woodlands community residential and commercial lots and an increase in sales volume in the Bridgeland residential community in the three months ended March 31, 2010.   There were no land sales for the three months ended March 31, 2010 and 2009 in our Fairwood and Columbia communities in Maryland, as well as in our Summerlin community in Las Vegas, Nevada.   In addition, during the three months ended March 31, 2009, we recorded a $52.8 million provision for impairment at our Fairwood community in Maryland based on the estimated loss resulting from the execution of a contract to sell the remaining single family lots in a single bulk sale that closed in July 2009.

For the three months ended March 31, 2010, we sold 68.7 residential acres compared to 23.4 acres for the three months ended March 31, 2009. We sold 14.7 acres of commercial lots for the three months ended March 31, 2010 compared to 19.2 acres for the three months ended March 31, 2009.  As of March 31, 2010, the master planned communities have approximately 17,180 remaining saleable acres.

Certain Significant Consolidated Revenues and Expenses

	Three Months Ended March 31,		$ Increase	% Increase
(In thousands)	2010	2009	(Decrease)	(Decrease)
Tenant rents	$717,355	$742,151	$(24,796)	(3.3)%
Land sales	5,070	8,986	(3,916)	(43.6)
Property operating expense	248,418	248,523	(105)	(0.0)
Land sales operations	10,167	10,614	(447)	(4.2)
Management fees and other corporate revenues	18,086	21,858	(3,772)	(17.3)
Property management and other costs	35,432	43,408	(7,976)	(18.4)
General and administrative	7,638	7,525	113	1.5
Strategic initiatives	—	38,300	(38,300)	(100.0)
Provisions for impairment	11,350	331,093	(319,743)	(96.6)
Depreciation and amortization	177,302	204,615	(27,313)	(13.3)
Interest expense	335,278	328,489	6,789	2.1
Provision for (benefit from) income taxes	3,650	(11,514)	15,164	(131.7)
Equity in income of Unconsolidated Real Estate Affiliates	33,751	7,538	26,213	347.7
Reorganization items	89,412	—	89,412	(100.0)
Discontinued operations - loss on dispositions	—	(55)	55	(100.0)

Changes in consolidated tenant rents (which includes minimum rents, tenant recoveries and overage rents), land sales, property operating expenses (which includes real estate taxes, repairs and maintenance, marketing, other property operating costs and provision for doubtful accounts) and land sales operations were attributable to the same items discussed above in our segment basis results, excluding those items related to our Unconsolidated Properties.  Management fees and other corporate revenues, property management and other costs and general and administrative in the aggregate represent our costs of doing business and are generally not direct property-related costs.

The decrease in management fees and other corporate revenues for the three months ended March 31, 2010 is primarily due to a $1.7 million decrease in development fee income resulting from a significant decline in development activity for our managed properties.  In addition, third party management fee income decreased approximately $1.0 million due to certain contract terminations in 2009.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

The decrease in property management and other costs for the three months ended March 31, 2010 is primarily due to a $5.1 million decrease in compensation expense and a $2.0 million decrease in conference fees, professional fees, and office costs related to staffing reductions and other cost reduction efforts.

Strategic initiatives for the three months ended March 31, 2009 is primarily due to professional fees for restructuring that were incurred prior to filing for Chapter 11.  Similar fees incurred after filing for Chapter 11 are recorded as reorganization items.

Based on the results of our evaluations for impairment (Note 1), we recognized impairment charges of $11.4 million for the three months ended March 31, 2010 and $331.1 million for the three months ended March 31, 2009.  The impairment charges recognized were as follows:

2010

•                  $11.1 million related to The Pines Mall in Pines Bluff, Arkansas

•                  $0.3 million related to the write down of various pre-development costs that were determined to be non-recoverable due to the termination of associated projects

2009

•                  $81.1 million related to our River Falls Mall located in Clarksville, Indiana

•                  $40.3 million related to our Owings Mills Mall located in Owings Mills, Maryland

•                  $16.6 million related to the write down of various pre-development costs that were determined to be non-recoverable due to the termination of associated projects

•                  $24.2 million related to our development project in Allen, Texas

•                  $6.7 million related to our development project in Redlands, California

•                  $52.8 million related to our Fairwood master planned community

•                  $109.4 million related to Goodwill

The decrease in depreciation and amortization for the three months ended March 31, 2010 primarily results from the decrease in the carrying amount of buildings and equipment due to the impairment charges recorded in 2009 as well as write-offs of tenant allowances and assets becoming fully amortized in 2009.

Interest expense for the three months ended March 31, 2010 increased $6.8 million primarily due to the amortization of the market rate adjustments related to the Fair Value of debt upon the emergence of certain subsidiary Debtors from Chapter 11.  In addition, the amount of interest that was capitalized during the three months ended March 31, 2010 decreased compared to the same period of 2009.

The increase in the provision for income taxes for the three months ended March 31, 2010 was primarily attributable to a tax benefit related to the $52.8 million provision for impairment that we recorded for our Fairwood master planned community in the three months ended March 31, 2009.

The increase in equity in income of Unconsolidated Real Estate Affiliates for the three months ended March 31, 2010 was primarily due to our investments in our international joint ventures.  We recorded a $15.3 million gain related to our investment in Aliansce as a result of the Aliansce IPO (Note 3).  In addition, our investment in our international joint ventures increased $2.6 million resulting from foreign currency translation adjustments and $2.5 million as the result of entries to true-up our 2009 recorded equity in earnings from our Brazil joint venture.  Lastly, we sold our investment in Costa Rica, which resulted in a gain of $0.9 million.

Reorganization items under the bankruptcy filings are expense or income items that were incurred or realized by the Debtors as a result of the Chapter 11 Cases. These items include professional fees and similar types of expenses incurred directly related to the bankruptcy filings, gains or losses resulting from activities of the reorganization process, including gains related to recording the mortgage debt at Fair Value upon emergence from bankruptcy and interest earned on cash accumulated by the Debtors.  See Note 1 — Reorganization items for additional detail.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

Liquidity and Capital Resources

As of March 31, 2010 our consolidated debt ($24.06 billion) and our share of the debt of our Unconsolidated Real Estate Affiliates ($2.94 billion) aggregated $27.00 billion.   The Chapter 11 cases triggered defaults on substantially all of the debt obligations of the Debtors, approximately $21.83 billion of our consolidated debt, which defaults were stayed under section 362 of Chapter 11.  These debt obligations and substantially all other pre-petition obligations of the Debtors are subject to settlement under a plan of reorganization which must be confirmed by the Bankruptcy Court.

As of April 30, 2010, $12.06 billion of our consolidated debt associated with the Track 1 Debtors emerged and does not mature until dates after January 1, 2014, with the exception of the Special Consideration Properties (Note 1).  We expect to be able to refinance or extend such debt on the applicable maturity dates.  However, we have $9.77 billion of consolidated debt still subject to the stay under section 362 of Chapter 11 which consists of the following:

•                  $2.58 billion under our Second Amended and Restated Credit Agreement (the “2006 Credit Facility”)

•                  $1.55 billion of 3.98% Exchangeable Senior Notes due 2027 issued by GGPLP (the “Exchangeable Notes”)

•                  $2.25 billion of Unsecured bonds issued by TRCLP

•                  $206.2 million of trust preferred securities issued by GGP Capital Trust I, a subsidiary of GGPLP

•                  $95.0 million of secured debt related to our Oakwood operating property

•                  $2.75 billion of remaining Track 1 Debtors

•                  $338.8 million of secured debt related to the TopCo Debtors

With respect to our share of the debt of our Unconsolidated Real Estate Affiliates (excluding the Woodlands master planned community and Aliansce), $511.3 million matures in 2010 and $1.13 billion matures in 2011.  We currently believe that we will be able to extend the maturity date or refinance the debts of our Unconsolidated Real Estates Affiliates, except for Silver City and Montclair.  If we are unable to extend or refinance such loans, or are unable to do so on satisfactory terms, we may not have sufficient liquidity to pay these debts.

The cash required for the Track 1 Debtors to emerge from bankruptcy and restructure their associated secured mortgage loans is currently estimated to be $731.0 million, approximately $142.5 million of which is not payable until the earlier of the emergence of the TopCo Debtors or December 31, 2010.  Through April 30, 2010, we have paid $350.8 million of the amount to emerge and restructure the Track 1 Debtors’ secured mortgage debt and currently anticipate that we will have sufficient liquidity to pay the amounts due prior to the emergence of the TopCo Debtors.  Such payments include payment of $10.0 million in escrow to fund required insurance, tax, ground rent, capital expenditure, anchor and other escrows.  In addition, principal amortization on the restructured loans of the Track 1 Debtors resumes or commences on emergence and is estimated to be approximately $228.9 million in 2010 and approximately $1.68 billion over the next five years. These restructured loans also have financial covenants, primarily debt service coverage ratios, which will restrict our cash and operations.

We are continuing to pursue a consensual restructuring of our remaining secured mortgage debt to extend the maturity date and are prepared to pursue a non-consensual solution if necessary.   We have commenced a process to explore all potential alternatives for emergence of the TopCo Debtors.  A stand alone restructuring of the TopCo Debtors is currently estimated to require approximately $1.5 billion of new capital.  This new capital requirement is a current estimate, subject to change, and is based upon a number of assumptions that are also subject to change.  Such assumptions include, but are not limited to, repayment of the DIP Facility in cash, conversion of amounts outstanding under the 2006 Credit Facility, the GGPLP Exchangeable Notes and the TRCLP bonds to GGP equity, sale or give back of the Special Consideration Properties and payment of the dividends required for REIT compliance to GGP stockholders in a combination of 90% stock and 10% cash through 2011.

The equity commitment from Brookfield, Pershing and Fairholme and related plan of reorganization, if consummated in accordance with the terms of the agreements, would enable GGP to emerge from bankruptcy on a stand alone basis.  However, the plan is subject to higher and better offers, and there can be no assurance that such equity investment or related plan will be consummated.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

Our ability to continue as a going concern, as described in Note 1, is dependent upon our ability to restructure our debt and complete plans of reorganization for the Remaining Debtors.

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $198.3 million for the three months ended March 31, 2010 and $159.5 million for the three months ended March 31, 2009.

Cash used for Land/residential development and acquisitions expenditures was $16.1 million for the three months ended March 31, 2010, a decrease from $17.3 million for the three months ended March 31, 2009 as we have slowed the pace of residential land development to conform to sales pace declines.

Net cash provided by (used in) certain assets and liabilities, including accounts and notes receivable, prepaid expense and other assets, deferred expenses, and accounts payable and accrued expenses and deferred tax liabilities totaled $90.0 million in 2010 and $(34.6) million in 2009.  Accounts payable and accrued expenses and deferred tax liabilities increased $53.2 million primarily as a result of an increase in accrued interest for unsecured debt. Although liabilities not subject to compromise and certain liabilities subject to compromise have been approved for payment by the Bankruptcy Court, a significant portion of our liabilities subject to compromise are subject to settlement under a plan of reorganization and have not been paid.  In addition, accounts and notes receivable decreased $14.9 million from December 31, 2009 to March 31, 2010, whereas, such accounts increased $2.3 million from December 31, 2008 to March 31, 2009. Also included, during the three months ended March 31, 2010 are the impact of reorganization items of $111.8 million, net.

Cash Flows from Investing Activities

Net cash used in investing activities was $47.2 million for the three months ended March 31, 2010 and $73.8 million for the three months ended March 31, 2009.

Cash used for acquisition/development of real estate and property additions/improvements was $53.4 million for the three months ended March 31, 2010, a decline from $79.6 million for the three months ended March 31, 2009 primarily due to the completion, suspension or termination of a number of development projects.

Net investing cash provided by (used in) our Unconsolidated Real Estate Affiliates was $9.4 million in 2010 and $(3.0) million in 2009.  This increase is primarily due to the proceeds from the sale of our investment in Costa Rica (Note 3) in the first quarter of 2010, as well as, loans to Unconsolidated Real Estate Affiliates during the first quarter of 2009.

Cash Flows from Financing Activities

Net cash used in financing activities was $232.4 million for the three months ended March 31, 2010 and $58.9 million for the three months ended March 31, 2009.

Principal payments on mortgages, notes and loan payable were $134.2 million for the three months ended March 31, 2010 and $58.0 million for the three months ended March 31, 2009. In addition, we paid $91.7 million of finance costs related to the Debtors that emerged from bankruptcy in the first quarter of 2010.

In the fourth quarter of 2009, we declared a dividend of $0.19 per share of common stock (to satisfy REIT distribution requirements for 2009) payable in a combination of cash and common stock, provided that the cash component of the dividend could not exceed 10% in the aggregate.  As a result of stockholder elections, on January 28, 2010, we paid approximately $6.0 million in cash.  No dividends were paid during the three months ended March 31, 2009. There were no distributions to holders of common units during the three months ended March 31, 2010 while $0.1 million was paid during the three months ended March 31, 2009.

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

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

Critical Accounting Policies

Critical accounting policies are those that are both significant to the overall presentation of our financial condition and results of operations and require management to make difficult, complex or subjective judgments. Our critical accounting policies as discussed in our 2009 Annual Report have not changed during 2010, and such policies, and the discussion of such policies, are incorporated herein by reference.

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

ITEM 1A      RISK FACTORS

There are no material changes to the risk factors previously disclosed in our Annual Report or in our Form 10-Q for the quarter ended March 31, 2010.

ITEM 2  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3  DEFAULTS UPON SENIOR SECURITIES

Previously reported in our Form 10-K for the year ended December 31, 2009.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

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

31.2                           Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2                           Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1                           Consolidated Financial Statements of The Rouse Company LP, a subsidiary of General Growth Properties, Inc.

101                              The following financial information from General Growth Properties, Inc’s. Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on May 10, 2010, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statement of Income and Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.  Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.

Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of March 31, 2010.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL GROWTH PROPERTIES, INC.

(Registrant)

Date: May 11, 2010	by:	/s/ Edmund Hoyt
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

101

The following financial information from General Growth Properties, Inc’s. Quarterly Report on Form 10-Q for the quarter ended March 31, 2010, filed with the SEC on May 10, 2010, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statement of Income and Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text. Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.

Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of March 31, 2010.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.