Form 10-Q
period 2010-06-30
GENERAL GROWTH PROPERTIES INC
filed 2010-08-09
CIK 895648

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

or

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

The number of shares of Common Stock, $.01 par value, outstanding on August 5, 2010 was 317,392,796.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2010	2009
	(Dollars in thousands)
Assets:
Investment in real estate:
Land	$3,326,837	$3,327,447
Buildings and equipment	22,788,677	22,851,511
Less accumulated depreciation	(4,733,556)	(4,494,297)
Developments in progress	425,864	417,969
Net property and equipment	21,807,822	22,102,630
Investment in and loans to/from Unconsolidated Real Estate Affiliates	1,991,782	1,979,313
Investment property and property held for development and sale	1,913,655	1,753,175
Net investment in real estate	25,713,259	25,835,118
Cash and cash equivalents	548,265	654,396
Accounts and notes receivable, net	372,621	404,041
Goodwill	199,664	199,664
Deferred expenses, net	264,985	301,808
Prepaid expenses and other assets	738,589	754,747
Total assets	$27,837,383	$28,149,774

Liabilities and Equity:
Liabilities not subject to compromise:
Mortgages, notes and loans payable	$16,809,002	$7,300,772
Investment in and loans to/from Unconsolidated Real Estate Affiliates	40,536	38,289
Deferred tax liabilities	787,798	866,400
Accounts payable and accrued expenses	1,302,668	1,122,888
Liabilities not subject to compromise	18,940,004	9,328,349
Liabilities subject to compromise	7,856,257	17,767,253
Total liabilities	26,796,261	27,095,602

Redeemable noncontrolling interests:
Preferred	120,756	120,756
Common	97,851	86,077
Total redeemable noncontrolling interests	218,607	206,833

Commitments and Contingencies	—	—

Redeemable Preferred Stock: $100 par value; 5,000,000 shares authorized; none issued and outstanding	—	—

Equity:
Common stock: $.01 par value; 875,000,000 shares authorized, 318,842,829 shares issued as of June 30, 2010 and 313,831,411 shares issued as of December 31, 2009	3,188	3,138
Additional paid-in capital	3,771,167	3,729,453
Retained earnings (accumulated deficit)	(2,898,498)	(2,832,627)
Accumulated other comprehensive loss	(504)	(249)
Less common stock in treasury, at cost, 1,449,939 shares as of June 30, 2010 and December 31, 2009	(76,752)	(76,752)
Total stockholders’ equity	798,601	822,963
Noncontrolling interests in consolidated real estate affiliates	23,914	24,376
Total equity	822,515	847,339
Total liabilities and equity	$27,837,383	$28,149,774

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(UNAUDITED)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Dollars in thousands, except for per share amounts)
Revenues:
Minimum rents	$484,459	$498,708	$977,217	$997,816
Tenant recoveries	215,587	224,691	429,838	457,710
Overage rents	7,447	5,782	17,793	15,806
Land and condominium sales	59,965	22,448	65,035	31,435
Management fees and other corporate revenues	15,902	18,860	33,988	40,719
Other	21,957	21,606	42,683	37,249
Total revenues	805,317	792,095	1,566,554	1,580,735
Expenses:
Real estate taxes	71,062	68,959	143,157	140,518
Property maintenance costs	26,188	22,100	62,032	49,459
Marketing	6,250	6,906	13,331	14,482
Other property operating costs	128,201	126,479	255,272	258,178
Land and condominium sales operations	59,065	21,850	69,232	32,464
Provision for doubtful accounts	3,619	8,847	9,946	19,179
Property management and other costs	48,517	42,200	83,949	85,609
General and administrative	5,668	6,591	13,306	14,112
Strategic initiatives	—	25,713	—	64,013
Provisions for impairment	19,923	82,388	31,273	413,480
Depreciation and amortization	175,318	186,472	352,621	391,087
Total expenses	543,811	598,505	1,034,119	1,482,581
Operating income	261,506	193,590	532,435	98,154

Interest income	137	501	813	1,231
Interest expense	(301,726)	(328,351)	(637,004)	(656,841)
Loss before income taxes, noncontrolling interests, equity in income of Unconsolidated Real Estate Affiliates and reorganization items	(40,083)	(134,260)	(103,756)	(557,456)
Provision for income taxes	(14,234)	(15,742)	(17,884)	(4,228)
Equity in income of Unconsolidated Real Estate Affiliates	16,901	16,339	50,652	23,877
Reorganization items	(80,111)	(24,918)	9,301	(24,918)
Loss from continuing operations	(117,527)	(158,581)	(61,687)	(562,725)
Discontinued operations - loss on dispositions	—	—	—	(55)
Net loss	(117,527)	(158,581)	(61,687)	(562,780)
Allocation to noncontrolling interests	1	179	(4,184)	8,299
Net loss attributable to common stockholders	$(117,526)	$(158,402)	$(65,871)	$(554,481)

Basic and Diluted Loss Per Share:
Continuing operations	$(0.37)	$(0.51)	$(0.21)	$(1.78)
Discontinued operations	—	—	—	—
Total basic and diluted loss per share	$(0.37)	$(0.51)	$(0.21)	$(1.78)

Dividends declared per share	$—	$—	$—	$—

Comprehensive Loss, Net:
Net loss	$(117,527)	$(158,581)	$(61,687)	$(562,780)
Other comprehensive income (loss):
Net unrealized gains on financial instruments	4,251	5,515	8,179	7,624
Accrued pension adjustment	(311)	223	100	324
Foreign currency translation	(3,672)	27,966	(8,540)	25,684
Unrealized gains on available-for-sale securities	(3)	89	1	111
Other comprehensive income (loss)	265	33,793	(260)	33,743
Comprehensive loss	(117,262)	(124,788)	(61,947)	(529,037)
Other comprehensive (income) loss allocated to noncontrolling interests	(6)	(767)	5	(766)
Adjustment for noncontrolling interests	—	—	—	(9,065)
Comprehensive loss, net, attributable to common stockholders	$(117,268)	$(125,555)	$(61,942)	$(538,868)

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF EQUITY

(UNAUDITED)

			Retained			Noncontrolling
		Additional	Earnings	Accumulated Other		Interests in
	Common	Paid-In	(Accumulated	Comprehensive	Treasury	Consolidated Real	Total
	Stock	Capital	Deficit)	Income (Loss)	Stock	Estate Affiliates	Equity
	(Dollars in thousands)
Balance at January 1, 2009	$2,704	$3,454,903	$(1,488,586)	$(56,128)	$(76,752)	$24,266	$1,860,407

Net (loss) income			(554,481)			1,246	(553,235)
Distributions to noncontrolling interests in consolidated Real Estate Affiliates						(1,324)	(1,324)
Conversion of operating partnership units to common stock (43,408,053 common shares)	434	324,054					324,488
Issuance of common stock (69,309 common shares)	1	42					43
Restricted stock grant, net of forfeitures and compensation expense (26,682 common shares)	(1)	1,085					1,084
Other comprehensive income				23,912			23,912
Adjustment for noncontrolling interest in operating partnership		12,128					12,128

Balance at June 30, 2009	$3,138	$3,792,212	$(2,043,067)	$(32,216)	$(76,752)	$24,188	$1,667,503

Balance at January 1, 2010	$3,138	$3,729,453	$(2,832,627)	$(249)	$(76,752)	$24,376	$847,339

Net (loss) income			(65,871)			1,025	(64,846)
Distributions to noncontrolling interests in consolidated Real Estate Affiliates						(1,487)	(1,487)
Issuance of common stock - payment of dividend (4,923,287 common shares)	50	53,346					53,396
Restricted stock grants, net of forfeitures and compensation expense (82,975 common shares)		1,647					1,647
Other comprehensive loss				(255)			(255)
Adjustment for noncontrolling interest in operating partnership		(13,279)					(13,279)

Balance at June 30, 2010	$3,188	$3,771,167	$(2,898,498)	$(504)	$(76,752)	$23,914	$822,515

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)
Cash Flows from Operating Activities:
Net loss	$(61,687)	$(562,780)
Adjustments to reconcile net loss to net cash provided by operating activities:
Equity in income of Unconsolidated Real Estate Affiliates	(50,652)	(23,877)
Provision for doubtful accounts	9,946	19,179
Distributions received from Unconsolidated Real Estate Affiliates	18,319	20,605
Depreciation	330,183	365,636
Amortization	22,438	25,451
Amortization of deferred finance costs	16,352	24,888
Amortization (accretion) of debt market rate adjustments	27,303	(6,063)
(Accretion) amortization of intangibles other than in-place leases	(385)	1,308
Straight-line rent amortization	(19,117)	(18,694)
Non-cash interest expense on Exchangeable Senior Notes	14,290	13,449
Non-cash interest expense resulting from termination of interest rate swaps	9,040	(18,675)
Non-cash interest expense related to Special Consideration entities	(36,124)	—
Provisions for impairment	31,273	413,480
Participation expense pursuant to Contingent Stock Agreement	—	(1,793)
Land/residential development and acquisitions expenditures	(32,443)	(29,811)
Cost of Land and condominium sales	50,224	18,667
Revenue recognition of deferred Land and condominium sales	(36,443)	—
Reorganization items - finance costs related to emerged entities	133,997	—
Non-cash reorganization items	(198,533)	31,176
(Increase) decrease in restricted cash	(46,341)	2,532
Glendale Matter deposit	—	67,054
Net changes:
Accounts and notes receivable	41,128	(11,537)
Prepaid expenses and other assets	41,437	(7,062)
Deferred expenses	(16,344)	(16,408)
Accounts payable and accrued expenses and deferred tax liabilities	117,932	184,708
Other, net	(365)	6,446
Net cash provided by operating activities	365,428	497,879

Cash Flows from Investing Activities:
Acquisition/development of real estate and property additions/improvements	(113,169)	(127,584)
Proceeds from sales of investment properties	94	6,409
Proceeds from sales of investment in Unconsolidated Real Estate Affiliates	7,450	—
Increase in investments in Unconsolidated Real Estate Affiliates	(10,504)	(76,067)
Distributions received from Unconsolidated Real Estate Affiliates in excess of income	15,849	50,244
Loans (to) from Unconsolidated Real Estate Affiliates, net	—	(9,666)
(Increase) decrease in restricted cash	(4,447)	10,620
Other, net	(2,722)	(2,061)
Net cash used in investing activities	(107,449)	(148,105)

Cash Flows from Financing Activities:
Proceeds from issuance of the DIP facility	—	400,000
Principal payments on mortgages, notes and loans payable	(222,487)	(295,406)
Deferred financing costs	—	(2,176)
Finance costs related to emerged entities	(133,997)	—
Cash distributions paid to common stockholders	(5,957)	—
Cash distributions paid to holders of Common Units	—	(625)
Proceeds from issuance of common stock, including from common stock plans	—	43
Other, net	(1,669)	2,241
Net cash (used in) provided by financing activities	(364,110)	104,077
Net change in cash and cash equivalents	(106,131)	453,851
Cash and cash equivalents at beginning of period	654,396	168,993
Cash and cash equivalents at end of period	$548,265	$622,844

The accompanying notes are an integral part of these consolidated financial statements.

GENERAL GROWTH PROPERTIES, INC.

(Debtor-in-Possession)

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(UNAUDITED)

	Six Months Ended
	June 30,
	2010	2009
	(In thousands)
Supplemental Disclosure of Cash Flow Information:
Interest paid	$493,250	$534,718
Interest capitalized	19,750	31,719
Income taxes paid	4,461	16,960
Reorganization items paid	189,232	2,550

Non-Cash Transactions:
Common stock issued in exchange for Operating Partnership Units	$—	$(1,031)
Change in accrued capital expenditures included in accounts payable and accrued expenses	(55,001)	(50,845)
Change in deferred contingent property acquisition liabilities	178,130	(147,616)
Deferred financing costs payable in conjunction with the DIP Facility	—	19,000
Recognition of note payable in conjunction with land held for development and sale	—	6,520
Mortgage debt market rate adjustment related to emerged entities	319,009	—
Gain on Aliansce IPO	9,383	—

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

General

General Growth Properties, Inc. (“GGP” or the “Company”), a Delaware corporation, is a self-administered and self-managed real estate investment trust, referred to as a “REIT” which, together with certain of the Company’s subsidiaries, filed for voluntary bankruptcy protection under Chapter 11 of Title 11 of the United States Code (“Chapter 11”) in the Southern District of New York (the “Bankruptcy Court”) on April 16, 2009.  On April 22, 2009 (together with April 16, 2009, as applicable, the “Petition Date”) certain additional domestic subsidiaries (collectively with GGP and the subsidiaries filing on April 16, 2009, the “Debtors”) of the Company also filed voluntary petitions for relief in the Bankruptcy Court (collectively, the “Chapter 11 Cases”), which the Bankruptcy Court ruled may be jointly administered.

On July 13, 2010, as most recently amended by a filing on August 2, 2010, GGP filed with the Bankruptcy Court its disclosure statement and the plan of reorganization (as it may be amended, modified or supplemented from time to time, the “Plan”) for the 126 Debtors currently remaining in the Chapter 11 Cases (the “TopCo Debtors”).  The Bankruptcy Court has set the hearing to consider approval of the disclosure statement for August 19, 2010.  Following Bankruptcy Court approval of the disclosure statement, we will solicit acceptances of the Plan and confirmation by the Bankruptcy Court.  The Plan contemplates a reorganized GGP (“New GGP”) at the date of GGP’s emergence from bankruptcy (the “Effective Date”), which is currently expected to be in the fourth quarter of 2010, and outlines the manner in which the prepetition creditors’ and equity holders’ various claims against and interests in the Topco Debtors will be treated, subject to confirmation of the Plan and the occurrence of the Effective Date.  The Plan also contemplates the distribution to our stockholders of the stock of Spinco, Inc. (“Spinco”), a new real estate company, which will own a diversified portfolio of properties that represent near, medium and long-term development opportunities including our Master Planned Communities segment described below and other mixed use and mall projects.  Spinco will be a publicly-held company, majority-owned by our existing stockholders.  Spinco will not exist as a stand-alone company unless and until the Plan is confirmed by the Bankruptcy Court.

GGP was organized in 1986 and through its subsidiaries and affiliates owns, operates, manages and develops retail and other rental properties, primarily shopping centers, which are located primarily throughout the United States. GGP also holds assets through its international Unconsolidated Real Estate Affiliates in Brazil and Turkey (Note 3).  In July 2010, we sold our third party management business for nominal consideration and participation in the future earnings of the assigned management contracts.

Additionally, GGP develops and sells land for residential, commercial and other uses primarily in large-scale, long-term master planned community projects in and around Columbia, Maryland; Summerlin (Las Vegas), Nevada; and Houston, Texas, as well as one residential condominium project located in Natick (Boston), Massachusetts.  Substantially all of our business is conducted by our operating partnership, GGP Limited Partnership (“GGPLP” or the “Operating Partnership”), in which, at June 30, 2010, GGP holds approximately a 98% common equity ownership interest.  In these notes, the terms “we,” “us” and “our” refer to GGP and its subsidiaries (the “Company”).

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods have been included. The results for the interim period ended June 30, 2010 are not necessarily indicative of the results to be obtained for the full fiscal year.

Reclassifications

Certain amounts in the 2009 Consolidated Financial Statements have been reclassified to conform to the current period presentation.  Specifically, in order to improve our internal and external reporting, we reclassified $2.9 million and $5.6 million, respectively, of asset management and other corporate revenues (such as sponsorship income, photo income and vending income) for the three and six months ended June 30, 2009 from other revenue to management fees and other corporate revenues.  In addition, we reclassified $28.0 million and $56.0 million, respectively, of cleaning, landscaping and refuse removal expenses from property maintenance costs for the three and six months ended June 30, 2009 to other property operating costs.

Debtors in Possession

As we had significant past due, or imminently due, and cross-collateralized or cross-defaulted debt, the Company, the Operating Partnership and certain of the Company’s domestic subsidiaries filed voluntary petitions for relief under Chapter 11. However, neither GGMI, certain of our wholly-owned subsidiaries, nor any of our joint ventures, (collectively, the “Non-Debtors”) either consolidated or unconsolidated, sought such protection.

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

Through July 30, 2010, of the total 388 Debtors with approximately $21.83 billion of debt that filed for Chapter 11 protection, 260 Debtors owning 145 properties with $14.79 billion of secured mortgage loans filed consensual plans of reorganization and emerged from bankruptcy (the “Emerged Debtors”).  The effectiveness of the plans of reorganization and emergence from bankruptcy of two additional Debtors (owning one property with $95.0 million of debt) is in the process of being finalized.  Of the Emerged Debtors, 5 Debtors owning 4 properties emerged during the month of July 2010.  During the six months ended June 30, 2010, 142 Debtors owning 91 properties with $10.05 billion of secured mortgage debt emerged from bankruptcy, while 113 Debtors owning 50 properties with $4.66 billion secured debt had emerged from bankruptcy as of December 31, 2009.

The Plan is based on the agreements (collectively, as amended and restated, the Investment Agreements”) with REP Investments LLC, an affiliate of Brookfield Asset Management Inc. ( the “Brookfield Investor”) , an affiliate of Fairholme Funds, Inc. (“Fairholme”) and an affiliate of Pershing Square Capital Management, L.P. (“Pershing Square” and together with the Brookfield Investor and Fairholme, the “Plan Sponsors”), pursuant to which GGP would be divided into two companies, New GGP and Spinco, and the Plan Sponsors would invest in the Company’s standalone emergence plan. As a result of the Investment Agreements, the Company has equity commitments for $6.55 billion and a $1.5 billion debt backstop commitment, in each case subject to the conditions set forth in such agreements.  Pursuant to the Investment Agreements, the Plan Sponsors are expected to purchase up to $6.3 billion of New GGP common stock at $10 per share and $250 million of Spinco stock at $47.61904 per share.  The per share price for Spinco common stock has been adjusted from the originally contemplated per share purchase price to net the fees associated with the eliminated Spinco rights offering and to reflect a reduction in the number of shares of Spinco common stock that will be issued for the same aggregate consideration on the Effective Date.  In addition, pursuant our agreement with the Teachers

Retirement System of Texas (“Texas Teachers”), Texas Teachers will purchase $500 million of New GGP common stock at $10.25 per share, subject to the conditions set forth in such agreement.

The Investment Agreements and our agreement with Texas Teachers permit us to reduce the equity commitments of Pershing, Fairholme and Texas Teachers up to 50% with alternative equity sources at more favorable pricing at any time prior to the Effective Date.  On July 15, 2010, New GGP filed a registration statement on Form S-11 with the Securities and Exchange Commission to raise up to $2.15 billion to replace a portion of these commitments.  However, even if the Pershing Square, Fairholme and Texas Teachers equity commitments are replaced to the maximum extent permitted by the Investment Agreements and the Texas Teachers agreements, the Plan Sponsors are expected to own, in the aggregate, a majority of the equity in New GGP.  As a result, consummation of the Plan will require the application of acquisition accounting to the assets and liabilities of New GGP (after the distribution of certain assets and liabilities to Spinco). The assets and liabilities of New GGP will be recorded at Fair Value (See Note 2) as of the Effective Date and are expected to have a carrying value substantially different than the historical cost carrying values included in the accompanying consolidated financial statements. Finally, the Plan Sponsors have entered into an agreement with The Blackstone Group (“Blackstone”) whereby Blackstone has been given the option to subscribe for approximately 7.6% of the New GGP and Spinco shares to be issued to the Plan Sponsors and receive a pro rata portion of each Plan Sponsors’ Permanent Warrants (as defined below).

In lieu of the receipt of fees that would be customary in similar transactions, pursuant to the Investment Agreements, interim warrants were issued to the Brookfield Investor and Fairholme to purchase approximately 103 million shares of GGP at $15.00 per share (the “Interim Warrants”) on May 10, 2010. The Interim Warrants vest:  40% upon issuance, 20% on July 12, 2010, and the remaining Interim Warrants vest in equal daily installments from July 13, 2010 to December 31, 2010, except that any Interim Warrants that have not vested on or prior to termination of the Brookfield Investor or Fairholme’s Investment Agreement, as the case may be, will not vest and will be cancelled. Upon consummation of the Plan, the Interim Warrants will be cancelled and warrants to purchase equity of Spinco and New GGP will be issued to the Plan Sponsors (the “Permanent Warrants”). Specifically, 8 million warrants to purchase equity of Spinco at an exercise price of $50.00 per share and 120 million warrants to purchase equity of New GGP at an exercise price of $10.75 per share, in the case of the Brookfield Investor, and an exercise price of $10.50 in the case of Fairholme and Pershing Square, will be issued.  The Interim Warrants may only be exercised if the Investment Agreements are not consummated. Accordingly, no expense has been recognized for the issuance of the Interim Warrants.  Recognition of the value of the Permanent Warrants will occur when, and if, such Permanent Warrants are issued.

Until the Plan is confirmed, there will continue to be substantial doubts as to our ability to continue as a going concern. The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, as a result of the Chapter 11 Cases, such realization of assets and satisfaction of liabilities are subject to a significant number of uncertainties. Our consolidated financial statements do not reflect any adjustments related to the recoverability of assets and satisfaction of liabilities that might be necessary should we be unable to continue as a going concern.

Accounting for Reorganization

The accompanying unaudited combined condensed financial statements of the Topco Debtors presented below have been prepared in accordance with the generally accepted accounting principles related to financial reporting by entities in reorganization under the Bankruptcy Code, and on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Such accounting guidance also provides that if a debtor, or group of debtors, has significant combined assets and liabilities of entities which have not sought, or no longer remain under, Chapter 11 bankruptcy protection, the debtors and non-debtors should continue to be combined.  However, separate disclosure of financial statement information solely relating to the debtor entities should be presented.

The unaudited combined condensed balance sheets of the Topco Debtors which are operating under Chapter 11 protection, excluding the Emerged Debtors, are presented as of the dates indicated below:

Unaudited Combined Condensed Balance Sheets

	June 30, 2010	December 31, 2009
	(In thousands)
Net investment in real estate	$3,196,642	$3,066,355
Cash and cash equivalents	495,208	584,598
Accounts and notes receivable, net	22,377	29,192
Other	4,324,421	4,425,233
Total assets	$8,038,648	$8,105,378

Liabilities not subject to compromise:
Mortgages, notes and loans payable	$408,031	$400,000
Deferred tax liabilities	831,438	910,847
Investment in and loans to/from Unconsolidated Real Estate Affiliates	32,552	33,005
Accounts payable and accrued expenses	669,144	562,365
Liabilities subject to compromise	7,856,257	7,612,738
Total redeemable noncontrolling interest	218,607	206,833
Deficit	(1,977,381)	(1,620,410)
Total liabilities and deficit	$8,038,648	$8,105,378

As described above, substantially all of the subsidiary mortgage borrower Debtors have emerged from bankruptcy protection as of June 30, 2010. The unaudited combined condensed statements of operations and the unaudited combined condensed statements of cash flows presented below includes the Topco Debtors, and excludes Emerged Debtors, for the three and six months ended June 30, 2010.  Since the Debtor’s commenced their respective Chapter 11 Cases on two different dates in April 2009, the unaudited combined condensed statements of operations and cash flows have been prepared for the period May 1, 2009 to June 30, 2009.

Unaudited Combined Condensed Statements of Operations

	Six Months Ended June 30, 2010	Three Months Ended June 30, 2010	May 1, 2009 to June 30, 2009
	(In thousands)
Operating Revenues	$144,948	$99,503	$30,617
Operating Expenses	147,116	105,626	107,144
Provision for Impairment	11,544	208	19,927
Operating Loss	(13,712)	(6,331)	(96,454)
Interest expense, net	(184,610)	(92,331)	(74,021)
(Provision) benefit for income taxes	(14,645)	(11,517)	1,016
Equity in income of Real Estate Affiliates	65,215	36,669	22,159
Reorganization items	(146,897)	(59,854)	(23,123)
Net loss	(294,649)	(133,364)	(170,423)
Allocation to noncontrolling interests	(5,160)	(1,012)	322
Net loss attributable to common stockholders	$(299,809)	$(134,376)	$(170,101)

Unaudited Combined Condensed Statements of Cash Flows

	Six Months Ended June 30, 2010	May 1, 2009 to June 30, 2009
	(In thousands)
Net cash used in:
Operating activities	$(89,948)	$192,400
Investing activities	6,515	56,187
Financing activities	(5,957)	188,225
Net decrease in cash and cash equivalents	(89,390)	436,812
Cash and cash equivalents, beginning of period	584,598	52,978
Cash and cash equivalents, end of period	$495,208	$489,790

Cash paid for reorganization items	$(53,745)	$(125)

Classification of Liabilities Not Subject to Compromise

Liabilities not subject to compromise include: (1) liabilities held by Non-Debtor entities and Debtors that have emerged from bankruptcy; (2) liabilities incurred after the Petition Date; (3) certain pre-Petition Date liabilities the Topco Debtors expect to pay in full, even though certain of these amounts may not be paid until a plan of reorganization is effective; (4) liabilities related to pre-petition contracts that affirmatively have not been rejected; and (5) pre-Petition Date liabilities that have been approved for payment by the Bankruptcy Court and that the Debtors expect to pay (in advance of a plan of reorganization) in the ordinary course of business, including certain employee related items (salaries, vacation and medical benefits).

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

	June 30, 2010	December 31, 2009
	(In thousands)
Mortgages and secured notes	$1,491,465	$11,148,467
Unsecured notes	5,619,539	6,006,778
Accounts payable and accrued liabilities	745,253	612,008
Total liabilities subject to compromise	$7,856,257	$17,767,253

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

Reorganization Items

Reorganization items under the bankruptcy filings are expense or income items that were incurred or realized by the Debtors as a result of the Chapter 11 Cases and are presented separately in the Consolidated Statements of Income and Comprehensive Income and in the unaudited condensed combined statements of operations of the Debtors that have not emerged from bankruptcy at June 30, 2010 presented above. These items include professional fees and similar types of expenses and gains on liabilities subject to compromise directly related to the Chapter 11 Cases, resulting from activities of the reorganization process, and interest earned on cash accumulated by the Debtors as a result of the Chapter 11 Cases.

With respect to certain retained professionals, the terms of engagement and the timing of payment for services rendered are subject to approval by the Bankruptcy Court.  In addition, certain of these retained professionals have agreements that provide for success or completion fees that are payable upon the consummation of specified restructuring or sale transactions.  A portion of such fees, currently estimated at approximately $48.5 million in the aggregate, have been deemed probable of being paid; and therefore, we accrued the portion related to the period from the date the Bankruptcy Court approved retention of those professionals to our estimated date of successful emergence from bankruptcy.  We accrued a liability for such fees in Accounts payable and accrued expense on the Consolidated Balance Sheets of $29.8 million as of June 30, 2010 and $7.2 million as of December 31, 2009.  In addition, we recognized the resulting $12.2 million of expense in Reorganization items in the Consolidated Statements of Income and Comprehensive Income for the three months ended June 30, 2010 and $22.6 million for the six months ended June 30, 2010, respectively.

In addition, the key employee incentive program (the “KEIP”) provides for payment to certain key employees upon successful emergence from bankruptcy.  Although the amount of the potential KEIP payment is uncapped, a portion of the KEIP, currently estimated for financial statement purposes based on the trading value of the GGP common stock on June 30, 2010 at approximately $135.7 million in the aggregate, has been deemed probable of being paid; therefore, we are recognizing our estimated KEIP expense in the period from the date the KEIP was approved by the Bankruptcy Court to our estimated date of successful emergence from bankruptcy.  We accrued a liability for the KEIP in Accounts payable and accrued expense on the Consolidated Balance Sheets of $97.0 million as of June 30, 2010 and $27.5 million of December 31, 2009.  In addition, we recognized the resulting expense in Reorganization items on the Consolidated Statements of Income and Comprehensive Income of $18.3 million for the three months ended June 30, 2010 and $69.5 million for the six months ended June 30, 2010.

Reorganization items are as follows:

	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Reorganization Items	June 30, 2010	June 30, 2010	June 30, 2009	June 30, 2009
	(In thousands)		(In thousands)
Gains on liabilities subject to compromise - vendors (1)	$(5,672)	$(6,876)	$(2,379)	$(2,379)
Gains on liabilities subject to compromise - mortgage debt (2)	(35,938)	(319,009)	—	—
Interest income (3)	(80)	(90)	(7)	(7)
U.S. Trustee fees (4)	1,413	2,837	1,097	1,097
Restructuring costs (5)	120,388	313,837	26,207	26,207
Total reorganization items	$80,111	$(9,301)	$24,918	$24,918

(1)

This amount includes gains from repudiation, rejection or termination of contracts or guarantee of obligations. Such gains reflect agreements reached with certain critical vendors, which were authorized by the Bankruptcy Court and for which payments on an installment basis began in July 2009. Also included is $3.4 million of gains related to the accrued interest associated with the forgiveness of debt associated with the pay down of debt for Stonestown Galleria.

(2)

Such net gains include the Fair Value adjustments of mortgage debt, as well as $38.0 million recorded in the first quarter of 2010 resulting from the write off of existing Fair Value of debt adjustments for the entities that emerged from bankruptcy and $33.9 million of gains recorded in the second quarter of 2010 related to the forgiveness of debt associated with the paydown of debt for Stonestown Galleria.

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

We recorded impairment charges related to our operating properties, land held for development and sale, and properties under development of $19.9 million and $31.3 million for the three and six months ended June 30, 2010 and $63.0 and $284.7 million for the three and six months ended June 30, 2009, respectively, as presented in the table below.  All of these impairment charges are included in provisions for impairment in our consolidated financial statements.

Investment in Unconsolidated Real Estate Affiliates

In accordance with the generally accepted accounting principles related to the equity method of accounting for investments, a series of operating losses of an investee or other factors may indicate that a decrease in value of our investment in the Unconsolidated Real Estate Affiliates has occurred which is other-than-temporary. The investment in each of the Unconsolidated Real Estate Affiliates is evaluated periodically and as deemed necessary for recoverability and valuation declines that are other than temporary. Accordingly, in addition to the property-specific impairment analysis that we perform on the investment properties, land held for development and sale and developments in progress owned by such joint ventures (as part of our investment property impairment process described above), we also considered the ownership and distribution preferences and limitations and rights to sell and repurchase our ownership interests.  Based on our evaluations, no provisions for impairment were recorded for the three and six months ended June 30, 2010 and 2009 related to our investments in Unconsolidated Real Estate Affiliates.

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

As of June 30, 2010, there were no events or changes in circumstances that would indicate that the current carrying amount of goodwill might be impaired; accordingly, we did not perform interim testing procedures.  As of June 30, 2009, we performed interim impairment tests of goodwill as changes in current market and economic conditions during the first and second quarter of 2009 indicated an impairment of the asset might have occurred. As a result of the procedures performed, we recorded provisions for impairment of goodwill of $19.4 million and $128.8 million for the three and six months ended June 30, 2009, as presented in the table below.

General

Certain of our properties had Fair Values less than their carrying amounts. However, based on the Company’s plans with respect to those properties, we believe that the carrying amounts are recoverable and therefore, under applicable generally accepted accounting principles guidance, no additional impairments were taken.  Nonetheless, due to the uncertain economic environment, as well as other uncertainties, or if our plans regarding our assets change, additional impairment charges in the future could result.  Therefore, we can provide no assurance that material impairment charges with respect to operating properties, Unconsolidated Real Estate Affiliates, developments in progress, property held for development and sale or goodwill will not occur in future periods.  Accordingly, we will continue to monitor circumstances and events in future periods to determine whether additional impairments are warranted.

Impaired Asset	Location	Method of Determining Fair Value	Three Months Ended June 30, 2010	Six Months Ended June 30, 2010
			(In thousands)
Retail and other:
Operating properties:
Bay City Mall	Bay City, MI	Discounted cash flow analysis	$2,309	$2,309
Chico Mall	Chico, CA	Discounted cash flow analysis	895	895
Eagle Ridge Mall	Lake Wales, FL	Discounted cash flow analysis	266	266
Lakeview Square	Battle Creek, MI	Discounted cash flow analysis	7,057	7,057
Moreno Valley Mall	Moreno Valley, CA	Discounted cash flow analysis	6,608	6,608
Northgate Mall	Chattanooga, TN	Discounted cash flow analysis	1,398	1,398
Oviedo Marketplace	Oviedo, FL	Discounted cash flow analysis	1,184	1,184
The Pines	Pine Bluff, AR	Direct Capitalization method	—	11,057
Total operating properties			$19,717	$30,774

Various pre-development costs		(2)	206	499

Total Provisions for impairment			$19,923	$31,273

Impaired Asset	Location	Method of Determining Fair Value	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
			(In thousands)
Retail and other:
Operating properties:
Owings Mills Mall	Owings Mills, MD	Discounted cash flow analysis	$—	$40,308
River Falls Mall	Clarksville, IN	Discounted cash flow analysis	—	81,114
Total operating properties			$—	$121,422

Development:
Allen Towne Mall	Allen, TX	Projected sales price analysis (1)	—	24,166
Redlands Promenade	Redlands, CA	Projected sales price analysis (1)	—	6,747
Total development			$—	$30,913

Various pre-development costs		(2)	7,104	23,703

Goodwill		(3)	19,361	128,750
Total Retail and other			$26,465	$304,788

Master Planned Communities:
Fairwood Master Planned Community	Columbia, MD	Projected sales price analysis (1)	—	52,769
Nouvelle at Natick	Natick, MA	Discounted cash flow analysis	55,923	55,923
Total Master Planned Communities			$55,923	$108,692

Total Provisions for impairment			$82,388	$413,480

(1)	Projected sales price analysis incorporates available market information and other management assumptions.
(2)	Related to the write down of various pre-development costs that were determined to be non-recoverable due to the related projects being terminated.
(3)

These impairments were primarily driven by continued increases in capitalization rate assumptions during 2009 and reduced estimates of NOI, primarily due to the impact of decline in the retail market on our operations.

Noncontrolling Interests

Generally, the holders of the Common Units share equally with our common stockholders on a per share basis in any distributions by the Operating Partnership.  However, the Operating Partnership agreement permits distributions solely to GGP if such distributions are required to allow GGP to comply with the REIT distribution requirements or to avoid the imposition of excise tax.  Under certain circumstances, the conversion rate for each Common Unit is adjusted to give effect to stock distributions. Under certain circumstances, the Common Units (other than Common Units held by the parties to the Rights Agreement dated July 27, 1993, as described below) can be redeemed at the option of the holders for cash or, at our election, shares of GGP common stock. Upon receipt of a request for redemption by a holder of such Common Units, the Company, as general partner of the Operating Partnership, has the option to pay the redemption price for such Common Units with shares of common stock of the Company (subject to certain conditions), or in cash, with a cash redemption price calculated based upon the market price of one share of common stock of the Company at the time of redemption. Parties to the Rights Agreement dated July 27, 1993 (the “Rights Agreement”) have the right to redeem the Common Units covered by such agreement for shares of GGP Common Stock.

All prior requests for redemption of Common Units have been fulfilled with shares of the Company’s common stock. Notwithstanding this historical practice, the aggregate amount of cash that would have been paid to the holders of the outstanding Common Units as of June 30, 2010 if such holders had requested redemption of the Common Units as of June 30, 2010, and all such Common Units were redeemed (or purchased in the case of the Rights Agreement) for cash, would have been $97.9 million.  As a result of the Chapter 11 Cases, we currently cannot redeem Common Units for cash or shares of GGP common stock.  In addition, the conditions necessary to issue GGP common stock upon redemption of Common Units are not currently satisfied.  Under the Plan, holders of the Common Units have the right to elect to either receive common units of the reorganized GGPLP (with redemption rights to New GGP) or to redeem or convert their Common Units on the Effective Date.  Generally accepted accounting principals provide that the redeemable noncontrolling interests are to be presented in our Consolidated Balance Sheets at the greater of Fair Value (the conversion value of the units based on the stock price) or the carrying amount of the units.  The applicable stock price was $13.26 and $11.56 per share at June 30, 2010 and December 31, 2009, respectively.  Accordingly, the redeemable noncontrolling interests have been presented at Fair Value at June 30, 2010 and December 31, 2009.

The following table reflects the activity of the redeemable noncontrolling interests for the six months ended June 30, 2010 and 2009.

(In thousands)
Balance at January 1, 2009	$499,925
Net loss	(9,545)
Distributions	(4,670)
Conversion of Operating Partnership units into common shares	(324,488)
Other comprehensive income	9,831
Adjustment for noncontrolling interests in Operating Partnership	(12,128)
Balance at June 30, 2009	$158,925

Balance at January 1, 2010	$206,833
Net income	3,159
Distributions	(4,659)
Other comprehensive loss	(5)
Adjustment for noncontrolling interests in Operating Partnership	13,279
Balance at June 30, 2010	$218,607

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

Fair Value Measurements

Fair Value is defined as the price that would be received to sell or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The accounting principles for Fair Value measurements establish a three-tier Fair Value hierarchy, which prioritizes the inputs used in measuring Fair Value.  These tiers include:

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

As of June 30, 2010, our derivative financial instruments and our investments in marketable securities are immaterial to our consolidated financial statements. The following table summarizes our assets and liabilities that are measured at Fair Value on a nonrecurring basis:

	Total Fair Value Measurement	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total (Loss) Gain Three Months Ended June 30, 2010	Total (Loss) Gain Six Months Ended June 30, 2010
	(In thousands)
Investments in real estate: (1)
Bay City Mall	$23,950	$—	$—	$23,950	$(2,309)	$(2,309)
Chico Mall	54,000	—	—	54,000	(895)	(895)
Eagle Ridge Mall	26,600	—	—	26,600	(266)	(266)
Lakeview Square	25,900	—	—	25,900	(7,057)	(7,057)
Moreno Valley Mall	71,000	—	—	71,000	(6,608)	(6,608)
Northgate Mall	24,000	—	—	24,000	(1,398)	(1,398)
Oviedo Marketplace	32,840	—	—	32,840	(1,184)	(1,184)
The Pines Mall	4,100	—	—	4,100	—	(11,057)
Total investments in real estate	$262,390	$—	$—	$262,390	$(19,717)	$(30,774)

Debt:
Fair Value of emerged entity mortgage debt (2)	$9,331,899	$—	$—	$9,331,899	$2,038	$177,716
Special consideration properties mortgage debt (3)	587,590	—	—	587,590	—	69,346
Total liabilities	$9,919,489	$—	$—	$9,919,489	$2,038	$247,062

(1) The Fair Value was calculated using the direct capitalization method.

(2) The Fair Value of debt relates to the 91 properties that emerged from bankruptcy during the six months ended June 30, 2010.

(3) The Special Consideration Properties are fair valued on a quarterly basis.

Of the Emerged Debtors, as of June 30, 2010 we have identified 13 properties (the “Special Consideration Properties”) as underperforming retail assets.  Pursuant to the terms of the agreements with the lenders for these properties, the Debtors have until two days following emergence of the TopCo Debtors to determine whether the collateral property for these loans should be deeded to the respective lender or the property should be retained with further modified loan terms.  Prior to emergence of the TopCo Debtors, all cash produced by the property is under the control of respective lenders and we are required to pay any operating expense shortfall.  In addition, prior to emergence of the TopCo Debtors, the respective lender can change the manager of the property or put the property in receivership and GGP has the right to deed the property to the lender.

Generally accepted accounting principles state that an entity may choose to elect the Fair Value option for an eligible item only on the date of the event that requires Fair Value measurement.  As each of the Special Consideration Properties emerged from bankruptcy, we elected to measure and report the mortgages related these properties at Fair Value from the date of emergence because the Debtor entities of the Special Consideration Properties have the right to return the properties to the lenders in full satisfaction of the related debt.  Accordingly, the Fair Value of the mortgage liability should not exceed the Fair Value of the underlying property.  See our disclosure of Impairment — Operating properties, land held for development and sale and developments in progress for more detail regarding the methodology used in determining the Fair Value of these properties.

The following is a summary of the components of our debt that was eligible for the Fair Value option, and similar items that were not eligible for the Fair Value option at June 30, 2010 and December 31, 2009.

	June 30, 2010	December 31, 2009
	(In thousands)
Debt related to Special Consideration Properties (elected for Fair Value option)	$587,590	$316,966
Similar eligible debt (not elected for Fair Value option)	3,094,755	4,233,747
Debt not eligible for Fair Value option	13,565,684	3,010,301
Market rate adjustments	(439,027)	(260,242)
Total Mortgages, notes and loans payable, not subject to compromise	$16,809,002	$7,300,772

Of the Special Consideration Properties, five of the properties had emerged as of December 31, 2009 for which we recorded a gain in reorganization items of $54.2 million for the year ended December 31, 2009. The remaining eight properties emerged during the six months ended June 30, 2010.  The gain in reorganization items for the eight Special Consideration Properties was $69.3 million for the six months ended June 30, 2010.  Subsequent to the emergence from bankruptcy, we are required to determine the Fair Value of the mortgage loans related to the Special Consideration Properties quarterly, so long as we hold the Special Consideration Properties. Any change in the Fair Value of the mortgages related to all of the Special Consideration Properties will be recorded in interest expense in the quarter in which such change occurs.  We have exercised our right with respect to the Eagle Ridge Mall, Oviedo Marketplace and Northgate Mall properties to satisfy the respective mortgage loans by deeding such properties to such lenders.  When such deed transfers occur, no significant gain or loss is expected to result since we have recorded the Fair Value of the mortgages related to these properties.

The unpaid debt balance, Fair Value estimates, Fair Value measurements, gain (in reorganization items) and interest expense for the three months ended and six months ended June 30, 2010 with respect to the Special Consideration Properties are as follows:

	Unpaid Debt Balance of Special Consideration Properties	Fair Value Estimate of Special Consideration Properties	Significant Unobservable Inputs (Level 3)	Total Gain for the Three Months Ended June 30, 2010	Total Gain for the Six Months Ended June 30, 2010	Interest Expense for the Three Months Ended June 30, 2010	Interest Expense for the Six Months Ended June 30, 2010
	(In thousands)
Mortgages, notes and loans payable, not subject to compromise	$747,234	$587,590	$587,590	$—	$69,346	$(25,875)	$(15,485)

A summary of the changes to the carrying value of the debt relate to the Special Consideration Properties reflected the Fair Value measurements discussed above, are as follows:

June 30, 2010
(In thousands)
Balance at January 1, 2010	$316,966
Additions during the period - Emerged Special Consideration Properties debt	309,307
Balance at March 31, 2010	626,273
Changes in Fair value — Special Consideration Properties	(36,124)
Principal payments	(2,559)
Balance at June 30, 2010	$587,590

Fair Value of Financial Instruments

The Fair Values of our financial instruments approximate their carrying amount in our financial statements except for debt.  Notwithstanding that we do not believe that a fully-functioning market for real property financing exists currently, GAAP guidance requires that management estimate the Fair Value of our debt. However, as a result of the Company’s Chapter 11 filing, the Fair Value for the outstanding debt that is included in liabilities subject to compromise in our Consolidated Balance Sheets cannot be reasonably determined at June 30, 2010 as the timing and amounts to be paid are subject to confirmation by the Bankruptcy Court.  For the $16.81 billion of mortgages, notes and loans payable outstanding that are not subject to compromise at June 30, 2010, management’s required estimates of Fair Value are presented below.  This Fair

Value was estimated solely for financial statement reporting purposes and should not be used for any other purposes, including to estimate the value of any of the Company’s securities. We estimated the Fair Value of this debt based on quoted market prices for publicly-traded debt, recent financing transactions (which may not be comparable), estimates of the Fair Value of the property that serves as collateral for such debt, historical risk premiums for loans of comparable quality, current London Interbank Offered Rate (“LIBOR”), a widely quoted market interest rate which is frequently the index used to determine the rate at which we borrow funds and U.S. treasury obligation interest rates, and on the discounted estimated future cash payments to be made on such debt.  The discount rates estimated reflect our judgment as to what the approximate current lending rates for loans or groups of loans with similar maturities and credit quality would be if credit markets were operating efficiently and assume that the debt is outstanding through maturity. We have utilized market information as available or present value techniques to estimate the amounts required to be disclosed, or, in the case of the Emerged Debtors, recorded due to GAAP bankruptcy emergence guidance.  Since such amounts are estimates that are based on limited available market information for similar transactions and do not acknowledge transfer or other repayment restrictions that may exist in specific loans, it is unlikely that the estimated Fair Value of any of such debt could be realized by immediate settlement of the obligation.

	June 30, 2010
	Carrying Amount	Estimated Fair Value
	(In thousands)
Fixed-rate debt	$14,404,970	$14,899,790
Variable-rate debt	2,404,032	2,408,124
	$16,809,002	$17,307,914

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

We use derivative financial instruments to reduce risk associated with movement in interest rates. We may choose or be required by lenders to reduce cash flow and earnings volatility associated with interest rate risk exposure on variable-rate borrowings and/or forecasted fixed-rate borrowings by entering into interest rate swaps or interest rate caps.  We do not use derivative financial instruments for speculative purposes. During the first quarter of 2009, our interest rate swaps no longer qualified as highly effective and therefore no longer qualified for hedge accounting treatment as the Company made the decision not to pay future settlement payments under such swaps. As a result of the terminations of the swaps, we incurred termination fees of $34.8 million.  Accordingly, we reduced the liability associated with these derivative financial instruments during the first and second quarter of 2009 (included in interest expense in our consolidated financial statements) which for the three and six months ended June 30, 2009 resulted in a reduction in interest expense of $14.6 million and $27.7 million, respectively. As the interest payments on the hedged debt remain probable, the net balance in the gain or loss in accumulated other comprehensive (loss) income of $(27.7) million that existed as of December 31, 2008  is amortized to interest expense as the hedged forecasted transactions impact earnings or are deemed probable not to occur. The amortization of the accumulated other comprehensive (loss) income resulted in additional interest expense of $4.5 million and $9.0 million for the three and six months ended June 30, 2010 and June 30, 2009.

Under interest rate cap agreements, we make initial premium payments to the counterparties in exchange for the right to receive payments from them if interest rates exceed specified levels during the agreement period. Notional principal amounts are used to express the volume of these transactions, but the cash requirements and amounts subject to credit risk are substantially less. We had no interest rate cap derivatives for our Consolidated Properties as of June 30, 2010 while as of June 30, 2009, we had three outstanding interest rate cap derivatives that were designated as cash flow hedges of interest rate risk with a notional value of $967.5 million.

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

We have not recognized any losses as a result of hedge discontinuance and the expense that we recognized related to changes in the time value of interest rate cap agreements were insignificant for the six months ended June, 30 2010 and 2009.

Revenue Recognition and Related Matters

Minimum rent revenues are recognized on a straight-line basis over the terms of the related leases. Minimum rent revenues also include amounts collected from tenants to allow the termination of their leases prior to their scheduled termination dates and accretion related to above and below-market tenant leases on acquired properties. Termination income recognized was $6.6 million and $16.2 million for the three and six months ended June 30, 2010, as compared to $9.3 million and $16.6 million for the three and six months ended June 30, 2009. Net accretion related to above and below-market tenant leases was $1.8 million for the three months ended June 30, 2010, $3.1 for the six months ended June 30, 2010, $2.5 million for the three months ended June 30, 2009 and $3.4 million for the six months ended June 30, 2009.

Straight-line rent receivables, which represent the current net cumulative rents recognized prior to when billed and collectible as provided by the terms of the leases, of $273.8 million as of June 30, 2010 and $254.7 million as of December 31, 2009, are included in Accounts and notes receivable, net in our consolidated financial statements.

Percentage rent in lieu of fixed minimum rent received from tenants was $18.7 million for the three months ended June 30, 2010, $32.3 for the six months ended June 30, 2010, $13.6 million for the three months ended June 30, 2009 and $24.8 million for the six months ended June 30, 2009, and is included in Minimum Rents in our consolidated financial statements.

As of June 30, 2010, there have been 128 unit closings of sales at our 215 unit Nouvelle at Natick residential condominium project. As the threshold for profit recognition on such sales has been achieved, the $52.9 million of sales proceeds received which had been deferred and the related costs of units sold have been recognized on the percentage of completion method within our master planned community segment.

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

Earnings Per Share (“EPS”)

Information related to our EPS calculations is summarized as follows:

	Three Months Ended June 30,
	2010		2009
	Basic	Diluted	Basic	Diluted
	(In thousands)
Numerators:

Loss from continuing operations	$(117,527)	$(117,527)	$(158,581)	$(158,581)
Allocation to noncontrolling interests	1	1	179	179
Loss from continuing operations - net of noncontrolling interests	(117,526)	(117,526)	(158,402)	(158,402)

Net loss	(117,527)	(117,527)	(158,581)	(158,581)
Allocation to noncontrolling interests	1	1	179	179
Net loss attributable to common stockholders	$(117,526)	$(117,526)	$(158,402)	$(158,402)

Denominators:
Weighted average number of common shares outstanding - basic and diluted	317,363	317,363	312,337	312,337
Effect of dilutive securities	—	—	—	—
Weighted average number of common shares outstanding - basic and diluted	317,363	317,363	312,337	312,337

	Six Months Ended June 30,
	2010		2009
	Basic	Diluted	Basic	Diluted
	(In thousands)
Numerators:

Loss from continuing operations	$(61,687)	$(61,687)	$(562,725)	$(562,725)
Allocation to noncontrolling interests	(4,184)	(4,184)	8,297	8,297
Loss from continuing operations - net of noncontrolling interests	(65,871)	(65,871)	(554,428)	(554,428)

Discontinued operations - loss on dispositions	—	—	(55)	(55)
Allocation to noncontrolling interests	—	—	2	2
Discontinued operations - net of noncontrolling interests	—	—	(53)	(53)

Net loss	(61,687)	(61,687)	(562,780)	(562,780)
Allocation to noncontrolling interests	(4,184)	(4,184)	8,299	8,299
Net loss attributable to common stockholders	$(65,871)	$(65,871)	$(554,481)	$(554,481)

Denominators:
Weighted average number of common shares outstanding - basic and diluted	316,572	316,572	311,606	311,606
Effect of dilutive securities	—	—	—	—
Weighted average number of common shares outstanding - basic and diluted	316,572	316,572	311,606	311,606

All options, which totaled 3,253,419 shares as of June 30, 2010 and 4,242,100 as of June 30, 2009, were excluded from diluted EPS as they would have an anti-dilutive effect. Outstanding Common Units have also been excluded from the diluted earnings per share calculation because including such Common Units would also require that the share of GGPLP income attributable to such Common Units be added back to net income therefore resulting in no effect on EPS. In addition, the impact of the exchange feature of the Exchangeable Notes that were issued in April 2007 is also excluded from EPS because while the conditions for exchange were met as of June 30, 2009 and 2010, as a result of the Chapter 11 Cases, the holders of such notes are stayed from exercising such exchange rights absent an order from the Bankruptcy Court.  Finally, the effect of the Interim Warrants (Note 1) has been excluded as the conditions for exercise of such warrants were not satisfied at June 30, 2010 and we expect that such Interim Warrants will be terminated upon effectiveness of the Plan.

Debt Market Rate Adjustments

We record market rate adjustments related to our mortgages, notes and loans payable primarily for debt of the Debtors upon emergence from bankruptcy, with the exception of the Special Consideration Properties.  Such debt market rate adjustments are recorded based on the estimated Fair Value of the debt at the time of emergence and are recorded within mortgages, notes and loans payable on our Consolidated Balance Sheets.  The debt market rate adjustments are amortized as interest expense over the remaining term of the loans.

Transactions with Affiliates

Management fees and other corporate revenues primarily represent management and leasing fees, development fees, financing fees and fees for other ancillary services performed for the benefit of certain of the Unconsolidated Real Estate Affiliates and for properties owned by third parties. Fees earned from the Unconsolidated Properties totaled $14.1 million for the three months ended June 30, 2010, $29.8 for the six months ended June 30, 2010, $15.8 million for the three months ended June 30, 2009 and $34.1 million for the six months ended June 30, 2009. Such fees are recognized as revenue when earned.

NOTE 2                                INTANGIBLE ASSETS AND LIABILITIES

The following table summarizes our intangible assets and liabilities:

	Gross Asset (Liability)	Accumulated (Amortization)/ Accretion	Net Carrying Amount
	(In thousands)
As of June 30, 2010
Tenant leases:
In-place value	$482,721	$(303,376)	$179,345
Above-market	75,219	(46,355)	28,864
Below-market	(127,552)	72,821	(54,731)
Ground leases:
Above-market	(16,968)	2,660	(14,308)
Below-market	271,602	(32,864)	238,738
Real estate tax stabilization agreement	91,879	(22,234)	69,645

As of December 31, 2009
Tenant leases:
In-place value	$539,257	$(335,310)	$203,947
Above-market	94,194	(59,855)	34,339
Below-market	(149,978)	86,688	(63,290)
Ground leases:
Above-market	(16,968)	2,423	(14,545)
Below-market	271,602	(29,926)	241,676
Real estate tax stabilization agreement	91,879	(20,272)	71,607

The gross asset balances of the in-place value of tenant leases are included in Buildings and equipment in our Consolidated Balance Sheets. The above-market and below-market tenant and ground leases are included in Prepaid expenses and other assets and Accounts payable and accrued expenses (Note 7) in our consolidated financial statements.  The decrease in the gross asset (liability) accounts at June 30, 2010 compared to December 31, 2009 is primarily due to the write-off of fully amortized assets/(liabilities) in the six months ended June 30, 2010.

Amortization/accretion of these intangible assets and liabilities, and similar assets and liabilities from our Unconsolidated Real Estate Affiliates at our share, decreased our income (excluding the impact of noncontrolling interests and the provision for income taxes) by $14.5 million for the three months ended June 30, 2010; $31.1 million for the six months ended June 30, 2010; $8.4 million for the three months ended June 30, 2009 and $22.9 million for the six months ended June 30, 2009.  Future amortization, including our share of such items from Unconsolidated Real Estate Affiliates, is estimated to decrease net income (excluding the impact of noncontrolling interests and the provision for income taxes) by approximately $58.5 million in 2010, $43.7 million in 2011, $36.3 million in 2012, $30.3 million in 2013 and $31.0 million in 2014.

NOTE 3                                UNCONSOLIDATED REAL ESTATE AFFILIATES

The Unconsolidated Real Estate Affiliates include our noncontrolling investments in real estate joint ventures. Generally, we share in the profits and losses, cash flows and other matters relating to our investments in Unconsolidated Real Estate Affiliates in accordance with our respective ownership percentages. We manage most of the properties owned by these joint ventures. As we have joint interest and control of these ventures with our venture partners and they have substantive participating rights in such ventures, we account for these joint ventures using the equity method.  Some of the joint ventures have elected to be taxed as REITs.  As described in Note 1, at June 30, 2010, we have two joint venture investments located outside the U.S.  These investments, with an aggregate carrying amount of $228.5 million at June 30, 2010 and $214.4 million at December 31, 2009, are managed by the respective joint venture partners in each country.  As we also have substantial participation rights with respect to these international joint ventures, we account for them on the equity method.  Lastly, during March 2010, we closed on the sale of our Costa Rica investment for $7.5 million, yielding a gain of $0.9 million.

Generally, we anticipate that the 2010 operations of our joint venture properties will support the operational cash needs of the properties, including debt service payments, with the exception of two properties (Silver City and Montclair) owned by our Unconsolidated Real Estate Affiliates with approximately $393.5 million of non-recourse secured mortgage debt, of which our share is $198.1 million, that we have identified as underperforming assets. With respect to each of the properties owned by such Unconsolidated Real Estate Affiliates, all cash produced by such properties are under the control of the applicable lender.  In the event we are unable to satisfactorily modify the terms of each of the loans associated with these properties, the collateral property for any such loan we are unable to satisfactorily restructure may be deeded to the respective lender in full satisfaction of the related debt.

On May 3, 2010, the joint venture that owned the Highland Mall located in Austin, Texas conveyed the property to the lender in full satisfaction of the non-recourse mortgage loan secured by the property.  Such conveyance yielded to the Highland joint venture a gain on forgiveness of debt of approximately $55 million.  Our allocable share of such gain was approximately $27 million, with such gain yielding an equal increase in our investment account.  Immediately subsequent to the conveyance, GGP wrote-off the balance of its investment in Highland, yielding a nominal net gain on our investment in such joint venture.

In June and July 2009 we made capital contributions of $28.7 million and $57.5 million, respectively, to fund our portion of $172.2 million of joint venture mortgage debt which had reached maturity.  As of June 30, 2010, $6.25 billion of indebtedness was secured by our Unconsolidated Properties, our proportionate share of which was $2.94 billion.  There can be no assurance that we will be able to refinance or restructure such debt on acceptable terms or otherwise, or that joint venture operations or contributions by us and/or our partners will be sufficient to repay such loans.

In certain circumstances, we have debt obligations in excess of our pro rata share of the debt of our Unconsolidated Real Estate Affiliates (“Retained Debt”). This Retained Debt represents distributed debt proceeds of the Unconsolidated Real Estate Affiliates in excess of our pro rata share of the non-recourse mortgage indebtedness of such Unconsolidated Real Estate Affiliates. The proceeds of the Retained Debt which are distributed to us are included as a reduction in our investment in Unconsolidated Real Estate Affiliates.  Such Retained Debt totaled $156.8 million as of June 30, 2010 and $158.2 million as of December 31, 2009, and has been reflected as a reduction in our investment in Unconsolidated Real Estate Affiliates.  We are obligated to contribute funds to our Unconsolidated Real Estate Affiliates in amounts of sufficient to pay debt service on such Retained Debt.  If we do not contribute such funds, our distributions from such Unconsolidated Real Estate Affiliates, or our interest in, could be reduced to the extent of such deficiencies.  As of June 30, 2010, we do not anticipate an inability to perform on our obligations with respect to such Retained Debt.

In certain other circumstances, the Company, in connection with the debt obligations of certain Unconsolidated Real Estate Affiliates, has agreed to provide supplemental guarantees or master-lease commitments to provide to the debt holders additional credit-enhancement or security.  As of June 30, 2010, we do not expect to be required to perform pursuant to any of such supplemental credit-enhancement provisions for our Unconsolidated Real Estate Affiliates, either due to estimates of the current obligations represented by such provisions or as a result of the protections afforded us through our Chapter 11 Cases.

On January 29, 2010, our Brazilian joint venture, Aliansce Shopping Centers S.A. (“Aliansce”), commenced trading on the Brazilian Stock Exchange, or BM&FBovespa, as a result of an initial public offering of Aliansce’s common shares in Brazil (the “Aliansce IPO”).  Although we did not sell any of our Aliansce shares in the Aliansce IPO, our ownership interest in Aliansce was diluted from 49% to approximately 31% as a result of the stock sold in the Aliansce IPO.  We will continue to apply the equity method of accounting to our ownership interest in Aliansce.  Generally accepted accounting principles state that as an equity method investor, we need to account for the shares issued by Aliansce as if we had sold a proportionate share of our investment at the issuance price per share of the Aliansce IPO. Accordingly, we recognized a gain of $15.3 million in the first quarter of March 31, 2010 which is reflected in equity in income of Unconsolidated Real Estate Affiliates.  Based on updated prior period and current 2010 information received from Aliansce in the second quarter 2010, we have reduced by approximately $6.0 million in the three months ended June 30, 2010.

On August 4, 2010, we agreed to sell our entire interest in one of our joint ventures to our venture partner. Consummation of the transaction is subject to customary closing procedures, documentation and regulatory approvals. We do not expect this transaction to have a material impact to our financial statements.

The significant accounting policies used by the Unconsolidated Real Estate Affiliates are the same as ours.

Condensed Combined Financial Information of Unconsolidated Real Estate Affiliates

Following is summarized financial information for our Unconsolidated Real Estate Affiliates as of June 30, 2010 and December 31, 2009 and for the three and six months ended June 30, 2010 and 2009.  Certain amounts in the 2009 condensed combined financial information have been reclassified to conform to the current period presentation.

	June 30,	December 31,
	2010	2009
	(In thousands)
Condensed Combined Balance Sheets - Unconsolidated Real Estate Affiliates
Assets:
Land	$898,096	$901,387
Buildings and equipment	7,952,999	7,924,577
Less accumulated depreciation	(1,774,258)	(1,691,362)
Developments in progress	279,020	333,537
Net property and equipment	7,355,857	7,468,139
Investment in unconsolidated joint ventures	569,848	452,291
Investment property and property held for development and sale	247,488	266,253
Net investment in real estate	8,173,193	8,186,683
Cash and cash equivalents	542,424	275,018
Accounts and notes receivable, net	205,578	226,385
Deferred expenses, net	191,721	197,663
Prepaid expenses and other assets	173,010	209,568
Total assets	$9,285,926	$9,095,317

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$6,252,434	$6,358,718
Accounts payable, accrued expenses and other liabilities	481,864	490,814
Owners’ equity	2,551,628	2,245,785
Total liabilities and owners’ equity	$9,285,926	$9,095,317

Investment In and Loans To/From Unconsolidated Real Estate Affiliates, Net:
Owners’ equity	$2,551,628	$2,245,785
Less joint venture partners’ equity	(2,225,066)	(1,935,689)
Capital or basis differences and loans	1,624,684	1,630,928
Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$1,951,246	$1,941,024

Reconciliation - Investment In and Loans To/From Unconsolidated Real Estate Affiliates:
Asset - Investment in and loans to/from Unconsolidated Real Estate Affiliates	$1,991,782	$1,979,313
Liability - Investment in and loans to/from Unconsolidated Real Estate Affiliates	(40,536)	(38,289)
Investment in and loans to/from Unconsolidated Real Estate Affiliates, net	$1,951,246	$1,941,024

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Condensed Combined Statements of Income - Unconsolidated Real Estate Affiliates
Revenues:
Minimum rents	$187,531	$190,136	$379,297	$379,796
Tenant recoveries	79,562	82,250	162,880	168,847
Overage rents	2,221	1,500	4,831	3,059
Land sales	25,405	25,560	49,471	35,276
Management and other fees	13,388	9,105	21,630	16,422
Other	22,557	23,584	43,977	46,749
Total revenues	330,664	332,135	662,086	650,149

Expenses:
Real estate taxes	25,135	24,787	51,293	51,864
Property maintenance costs	9,867	8,994	21,318	19,326
Marketing	2,360	2,606	5,615	5,724
Other property operating costs	55,299	61,287	114,067	125,286
Land sales operations	19,300	17,469	37,666	27,566
Provision for doubtful accounts	1,506	3,715	4,439	6,307
Property management and other costs	20,075	19,245	39,282	38,020
General and administrative *	(900)	5,005	351	13,124
Provisions for impairment	842	3,559	842	6,459
Depreciation and amortization	65,747	66,104	133,600	133,577
Total expenses	199,231	212,771	408,473	427,253
Operating income	131,433	119,364	253,613	222,896

Interest income	6,933	1,628	8,271	3,396
Interest expense	(94,297)	(86,710)	(181,787)	(171,355)
Provision for income taxes	(1,060)	(729)	(790)	(969)
Equity in income of unconsolidated joint ventures	11,533	9,454	28,860	17,227
Income from continuing operations	54,542	43,007	108,167	71,195
Discontinued operations - Gain on dispositions	55,099	—	55,099	—
Allocation to noncontrolling interests	181	(638)	39	(925)
Net income attributable to joint venture partners	$109,822	$42,369	$163,305	$70,270

Equity In Income of Unconsolidated Real Estate Affiliates:
Net income attributable to joint venture partners	$109,822	$42,369	$163,305	$70,270
Joint venture partners’ share of income	(46,597)	(21,723)	(69,407)	(36,788)
Amortization of capital or basis differences	(10,762)	(4,015)	(22,950)	(9,011)
(Loss) gain on Aliansce IPO	(5,883)	—	9,383	—
Loss on Highland Mall conveyence	(29,679)	—	(29,679)	—
Elimination of Unconsolidated Real Estate Affiliates loan interest	—	(292)	—	(594)
Equity in income of Unconsolidated Real Estate Affiliates	$16,901	$16,339	$50,652	$23,877

* Includes (gain) loss on foreign currency.

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

	GGP/Homart II
	June 30,	December 31,
	2010	2009
	(In thousands)
Assets:
Land	$229,248	$238,164
Buildings and equipment	2,784,457	2,783,869
Less accumulated depreciation	(569,585)	(526,985)
Developments in progress	15,755	5,129
Net investment in real estate	2,459,875	2,500,177
Cash and cash equivalents	102,496	70,417
Accounts and notes receivable, net	46,035	47,843
Deferred expenses, net	90,904	92,439
Prepaid expenses and other assets	22,543	20,425
Total assets	$2,721,853	$2,731,301

Liabilities and Capital:
Mortgages, notes and loans payable	$2,232,483	$2,245,582
Accounts payable, accrued expenses and other liabilities	60,105	63,923
Capital	429,265	421,796
Total liabilities and capital	$2,721,853	$2,731,301

	GGP/Homart II		GGP/Homart II
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Revenues:
Minimum rents	$59,941	$60,482	$121,530	$122,107
Tenant recoveries	26,371	26,942	53,102	55,742
Overage rents	237	363	1,052	884
Other	1,720	1,518	3,475	3,476
Total revenues	88,269	89,305	179,159	182,209

Expenses:
Real estate taxes	8,348	7,453	16,869	16,768
Property maintenance costs	2,972	2,278	6,180	5,183
Marketing	822	1,084	1,884	2,250
Other property operating costs	12,002	12,310	24,643	25,125
Provision for doubtful accounts	395	1,265	1,270	2,001
Property management and other costs	5,630	5,498	11,198	11,260
General and administrative	(6)	85	64	210
Provisions for impairment	725	3,183	725	3,694
Depreciation and amortization	23,347	23,303	48,308	48,051
Total expenses	54,235	56,459	111,141	114,542
Operating income	34,034	32,846	68,018	67,667

Interest income	62	1,277	144	2,620
Interest expense	(30,013)	(31,200)	(60,343)	(61,458)
Provision for income taxes	(186)	(443)	(348)	(549)
Net income	3,897	2,480	7,471	8,280
Allocation to noncontrolling interests	12	(6)	61	(4)
Net income attributable to joint venture partners	$3,909	$2,474	$7,532	$8,276

	GGP/Teachers
	June 30,	December 31,
	2010	2009
	(In thousands)
Assets:
Land	$195,832	$195,832
Buildings and equipment	1,072,969	1,071,748
Less accumulated depreciation	(169,243)	(153,778)
Developments in progress	1,413	3,586
Net investment in real estate	1,100,971	1,117,388
Cash and cash equivalents	9,878	6,663
Accounts and notes receivable, net	16,637	17,622
Deferred expenses, net	41,594	42,941
Prepaid expenses and other assets	8,718	7,216
Total assets	$1,177,798	$1,191,830

Liabilities and Members’ Capital:
Mortgages, notes and loans payable	$1,007,959	$1,011,700
Accounts payable, accrued expenses and other liabilities	29,387	32,914
Members’ Capital	140,452	147,216
Total liabilities and members’ capital	$1,177,798	$1,191,830

	GGP/Teachers		GGP/Teachers
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Revenues:
Minimum rents	$23,672	$25,865	$50,003	$52,104
Tenant recoveries	11,795	12,118	24,555	25,011
Overage rents	275	208	629	365
Other	850	570	1,411	1,063
Total revenues	36,592	38,761	76,598	78,543

Expenses:
Real estate taxes	3,587	3,751	7,455	7,412
Property maintenance costs	981	950	2,418	2,338
Marketing	324	511	823	1,112
Other property operating costs	6,261	5,876	12,258	11,858
Provision for doubtful accounts	160	321	515	951
Property management and other costs	2,187	2,272	4,430	4,569
General and administrative	—	70	—	134
Provisions for impairment	—	17	—	17
Depreciation and amortization	9,072	9,351	18,636	19,591
Total expenses	22,572	23,119	46,535	47,982
Operating income	14,020	15,642	30,063	30,561

Interest income	1	1	2	3
Interest expense	(14,210)	(13,687)	(28,275)	(27,331)
(Provision for) benefit from income taxes	(5)	(40)	757	(42)
Net (loss) income attributable to joint venture partners	$(194)	$1,916	$2,547	$3,191

	The Woodlands Partnership
	June 30,	December 31,
	2010	2009
	(In thousands)
Assets:
Land	$19,841	$19,841
Buildings and equipment	130,303	101,119
Less accumulated depreciation	(15,818)	(14,105)
Developments in progress	4,690	31,897
Investment property and property held for development and sale	247,488	266,253
Net investment in real estate	386,504	405,005
Cash and cash equivalents	41,267	30,373
Accounts and notes receivable, net	6,549	4,660
Deferred expenses, net	179	593
Prepaid expenses and other assets	38,053	30,275
Total assets	$472,552	$470,906

Liabilities and Owners’ Equity:
Mortgages, notes and loans payable	$277,686	$281,964
Accounts payable, accrued expenses and other liabilities	(36)	629
Owners’ equity	194,902	188,313
Total liabilities and owners’ equity	$472,552	$470,906

	The Woodlands Partnership		The Woodlands Partnership
	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)		(In thousands)
Revenues:
Minimum rents	$1,453	$1,606	$2,352	$2,918
Land sales	25,405	25,560	49,471	35,276
Other	2,639	2,545	4,805	4,825
Total revenues	29,497	29,711	56,628	43,019

Expenses:
Real estate taxes	496	170	981	261
Property maintenance costs	381	199	92	448
Other property operating costs	3,396	4,279	5,855	8,123
Land sales operations	19,300	17,469	37,666	27,566
Depreciation and amortization	771	709	1,671	1,434
Total expenses	24,344	22,826	46,265	37,832
Operating income	5,153	6,885	10,363	5,187

Interest income	104	148	232	358
Interest expense	(939)	(997)	(1,932)	(1,892)
Provision for income taxes	(193)	(184)	(399)	(268)
Net income attributable to joint venture partners	$4,125	$5,852	$8,264	$3,385

NOTE 4                 MORTGAGES, NOTES AND LOANS PAYABLE

Mortgages, notes and loans payable are summarized as follows:

	June 30,	December 31,
	2010	2009
	(In thousands)
Fixed-rate debt:
Collateralized mortgages, notes and loans payable	$14,890,269	$15,446,962
Corporate and other unsecured term loans	3,747,006	3,724,463

Total fixed-rate debt	18,637,275	19,171,425

Variable-rate debt:
Collateralized mortgages, notes and loans payable	2,499,031	2,500,892
Corporate and other unsecured term loans	2,783,700	2,783,700

Total variable-rate debt	5,282,731	5,284,592

Total Mortgages, notes and loans payable	23,920,006	24,456,017

Less: Mortgages, notes and loans payable subject to compromise	(7,111,004)	(17,155,245)
Total mortgages, notes and loans payable not subject to compromise	$16,809,002	$7,300,772

As previously discussed, on April 16 and 22, 2009, the Debtors filed voluntary petitions for relief under Chapter 11, which triggered defaults on substantially all debt obligations of the Debtors. However, under section 362 of Chapter 11, the filing of a bankruptcy petition automatically stays most actions against the debtor’s estate. These pre-petition liabilities are subject to settlement under a plan of reorganization, and therefore are presented as Liabilities subject to compromise on the Consolidated Balance Sheet. The $16.81 billion that is not subject to compromise as of June 30, 2010 consists primarily of the collateralized mortgages of the Non-Debtors, the Emerged Debtors and the DIP Facility (defined below).

A total of 255 Debtors owning 141 properties with $14.71 billion of secured mortgage debt emerged from bankruptcy as of June 30, 2010.  Of the Emerged Debtors, 142 Debtors owning 91 properties with $10.05 billion of secured mortgage debt emerged from bankruptcy during the six months ended June 30, 2010, while 113 Debtors owning 50 properties with $4.66 billion secured debt had emerged from bankruptcy as of December 31, 2009.  The plans of reorganization for such Emerged Debtors provided for, in exchange for payment of certain extension fees and cure of previously unpaid amounts due on the applicable mortgage loans (primarily, principal amortization otherwise scheduled to have been paid since the Petition Date), the extension of the secured mortgage loans at previously existing non-default interest rates. As a result of the extensions, none of these loans will have a maturity prior to January 1, 2014 and the weighted average remaining duration of the secured loans associated with these properties as of June 30, 2010 is 5.65 years. In conjunction with these extensions, certain financial and operating covenants and guarantees were created or reinstated, all to be effective with the bankruptcy emergence of the Topco Debtors.

Also in conjunction with these extensions, the Special Consideration Properties have until two days following emergence of the TopCo Debtors to determine whether the collateral property should be deeded to the respective lender or the property should be retained with further modified loan terms.  Prior to emergence of the TopCo Debtors, the lenders related to the Special Consideration Properties control all cash produced by the property and we are required to pay any operating expense shortfall.  In addition, prior to emergence of the TopCo Debtors, the respective lender can change the manager of the property or put the property in receivership and GGP has an unrestricted right to deed the property to the lender.  As of June 30, 2010, the 13 Special Consideration Properties with $747.2 million in secured debt have emerged from bankruptcy.  As described in Note 2, we have already determined to deed three of the Special Consideration Properties to the lenders.

The weighted-average interest rate (including the effects of interest rate swaps for December 31, 2009), excluding the effects of deferred finance costs and using the contract rate prior to any defaults on such loans, on our collateralized mortgages, notes and loans payable was 5.44% at June 30, 2010 and 5.31% at December 31, 2009.  The weighted average interest rate, using the contract rate prior to any defaults on such loans, on the remaining corporate unsecured fixed and variable rate debt and the revolving credit facility was 4.26% at June 30, 2010 and 4.24% at December 31, 2009. With respect to those loans and Debtors that remain in bankruptcy at June 30, 2010, we are currently recognizing interest expense on our loans based on contract rates in effect prior to bankruptcy as the Bankruptcy Court has ruled that interest payments based on such contract rates constitutes adequate protection to the secured lenders.

Collateralized Mortgages, Notes and Loans Payable

As of June 30, 2010, $24.39 billion of land, buildings and equipment and developments in progress (before accumulated depreciation) have been pledged as collateral for our mortgages, notes and loans payable. Certain of these secured loans, representing $3.30 billion of debt, are cross-collateralized with other properties.  Although substantially all of the $17.39 billion of fixed and variable rate collateralized mortgages, notes and loans payable are non-recourse, $2.79 billion of such mortgages, notes and loans payable are recourse due to guarantees or other security provisions for the benefit of the note holder. Enforcement of substantially all of these security provisions are stayed by our Chapter 11 Cases.  In addition, certain mortgage loans as of June 30, 2010 contain other credit enhancement provisions (primarily master leases for all or a portion of the property) which have been provided by Topco Debtors upon which we do not expect to be required to perform during the pendency of our Chapter 11 Cases. Certain mortgage notes payable may be prepaid but are generally subject to a prepayment penalty equal to a yield-maintenance premium, defeasance or a percentage of the loan balance.

Corporate and Other Unsecured Loans

The TopCo Debtors have certain unsecured debt obligations, the terms of which are described below.  Plan treatment for each of these obligations is also described below.

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

The Exchangeable Notes are exchangeable for GGP common stock or a combination of cash and common stock, at our option, upon the satisfaction of certain conditions, and any exchange currently is stayed by our Chapter 11 Cases. The exchange rate for each $1,000 principal amount of the Exchangeable Notes is 11.45 shares of GGP common stock, which is subject to adjustment under certain circumstances.  The Plan provides that the holders of the Exchangeable Notes will be reinstated unless they elect to be paid in full in cash at par plus accrued interest at the stated non-default rate..  If 100% of the holders of the Exchangeable Notes not held by the Plan Sponsors are reinstated, approximately $526 million of such notes would remain outstanding.

The 2006 Credit Facility provides for a $2.85 billion term loan (the “Term Loan”) and a $650.0 million revolving credit facility. However, as of June 30, 2010, $1.99 billion of the Term Loan and $390.0 million of the revolving credit facility was outstanding under the 2006 Credit Facility and no further amounts were available to be drawn due to our Chapter 11 Cases.  The 2006 Credit Facility had a scheduled maturity of February 24, 2010, although collection of such amount has been stayed by the Chapter 11 Cases.  The interest rate, as of June 30, 2010, was LIBOR plus 1.25%.  The Plan provides for payment in full of 2006 Credit Facility principal and accrued interest.

Concurrently with the 2006 Credit Facility transaction, GGP Capital Trust I, a Delaware statutory trust (the “Trust”) and a wholly-owned subsidiary of GGPLP, completed a private placement of $200 million of trust preferred securities (“TRUPS”).  The Trust also issued $6.2 million of Common Securities to GGPLP.  The Trust used the proceeds from the sale of the TRUPS and Common Securities to purchase $206.2 million of floating rate Junior Subordinated Notes of GGPLP due 2036.  Distributions on the TRUPS are equal to LIBOR plus 1.45%.  Distributions are cumulative and accrue from the date of original issuance.  The TRUPS mature on April 30, 2036, but may be redeemed beginning on April 30, 2011 if the Trust exercises its right to redeem a like amount of the Junior Subordinated Notes.  The Junior Subordinated Notes bear interest at LIBOR plus 1.45%. Though the Trust is a wholly-owned subsidiary of GGPLP, we are not the primary beneficiary of the Trust and, accordingly, it is not consolidated for accounting purposes.  As a result, we have recorded the Junior

Subordinated Notes as Mortgages, Notes and Loans Payable and our common equity interest in the Trust as Prepaid Expenses and Other Assets in our Consolidated Balance Sheets at June 30, 2010 and December 31, 2009.  The Plan provides for reinstatement of the TRUPS.

In conjunction with the TRC Merger, we assumed certain publicly-traded unsecured bonds which totaled $2.25 billion at June 30, 2010 and December 31, 2009.  In addition, in May 2006 TRCLP sold $800.0 million of senior unsecured bonds which have a scheduled maturity of May 1, 2013.  To the extent such debt has matured, the Plan provides for repayment in full, including accrued interest, with the remaining amount of unmatured debt not held by the Plan Sponsors, approximately $1.345 billion, to be reinstated.

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

The DIP Facility, which closed on May 15, 2009, provided for an aggregate commitment of $400.0 million (the “DIP Term Loan”), which was used to refinance the $215.0 million remaining balance on the short-term secured loan and the remainder of which has been used to provide additional liquidity to the Debtors during the pendency of their Chapter 11 Cases.  The DIP Facility provided that principal outstanding on the DIP Term Loan bear interest at an annual rate equal to LIBOR (subject to a minimum LIBOR floor of 1.5%) plus 12%.

Subject to certain conditions being present, the Company had the right to elect to repay all or a portion of the outstanding principal amount of the DIP Term Loan, plus accrued and unpaid interest thereon and all exit fees. The DIP Credit Agreement contained customary non-financial covenants, representations and warranties, and events of default.

On June 22, 2010, the Bankruptcy Court issued an order authorizing certain of the Debtors to enter into a new Senior Secured Debtor in Possession Credit, Security and Guaranty Agreement among the Company, as co-borrower, GGP Limited Partnership, as co-borrower, certain of their subsidiaries, as guarantors, Barclays Capital, as the sole arranger, Barclay and Bank, PLC, as the Administrative Agent and Collateral Agent and the lenders party thereto (the “New DIP Facility”).

The New DIP Facility, which closed on July 23, 2010, provides for an aggregate commitment of $400.0 million (the “New DIP Term Loan”), which was used to refinance the DIP Term Loan.  The New DIP Facility provides that principal outstanding on the New DIP Term Loan bears interest at an annual rate equal to 5.5% and matures at the earlier of May 16, 2011 or the effective date of a plan of reorganization of the Remaining Debtors.

Subject to certain conditions precedent, the Company has the right to elect to repay all or a portion of the outstanding principal amount of the New DIP Term Loan, plus accrued and unpaid interest thereon by issuing common stock of the New GGP to the lenders (the “Equity Conversion”).  Any Equity Conversion will be limited to the lenders’ receipt of New GGP common stock equaling no more than (1) 8.0% of the New GGP common stock distributed in connection with the Debtors’ plan of reorganization, on a fully-diluted basis, or (2) 9.9% of the New GGP common stock actually distributed in connection with the plan of reorganization on the effective date of such plan, without giving effect to common stock held back for the payment of contingencies.  The New DIP Credit Agreement contains customary covenants, representations and warranties, and events of default.  The Plan provides for the repayment of the New DIP Term Loan in full, including accrued interest.

Letters of Credit and Surety Bonds

We had outstanding letters of credit and surety bonds of $116.5 million as of June 30, 2010 and $112.8 million as of December 31, 2009. These letters of credit and bonds were issued primarily in connection with insurance requirements, special real estate assessments and construction obligations.

NOTE 5                 INCOME TAXES

We elected to be taxed as a REIT under sections 856-860 of the Internal Revenue Code, commencing with our taxable year beginning January 1, 1993.  We currently intend to maintain our REIT status.  To qualify as a REIT, we must meet a number of organizational and operational requirements, including requirements to distribute at least 90% of our ordinary taxable income and to either distribute capital gains to stockholders, or pay corporate income tax on the undistributed capital gains. In addition, we are required to meet certain asset and income tests.  In December, 2009, we obtained Bankruptcy Court approval to distribute $0.19 per share to our stockholders (paid on January 28, 2010) to satisfy such GGP REIT distribution requirements for 2009.  The dividend was paid on January 28, 2010 in a combination of $6.0 million in cash and 4,923,287 shares of common stock (with a valuation of $10.8455 calculated based on the volume weighted average trading prices of GGP’s common stock on January 20, 21 and 22, 2010).

We also have subsidiaries which we have elected to be treated as taxable real estate investment trust subsidiaries and which are therefore subject to federal and state income taxes.

Unrecognized tax benefits recorded pursuant to uncertain tax positions were $174.5 million and $104.0 million as of June 30, 2010 and December 31, 2009, respectively, excluding interest, of which $34.8 million as of June 30, 2010 and December 31, 2009, respectively, would impact our effective tax rate. Accrued interest related to these unrecognized tax benefits amounted to $42.7 million as of June 30, 2010 and $25.4 million as of December 31, 2009. We recognized an increase of interest expense related to the unrecognized tax benefits of $15.5 million for the three months ended June 30, 2010; $17.3 million for the six months ended June 30, 2010; $1.6 million for the three months ended June 30, 2009 and $3.0 million for the six months ended June 30, 2009.

We increased previously unrecognized tax benefits related to tax positions taken in prior years, excluding accrued interest, of $70.5 million for the six months ended June 30, 2010; all of which decreased our deferred tax liability.

Generally, we are currently open to audit under the statute of limitations by the Internal Revenue Service for the years ending December 31, 2005 through 2009 and are open to audit by state taxing authorities for years ending December 31, 2004 through 2009.

Two of our taxable REIT subsidiaries are subject to IRS audit for the years ended December 31, 2007 and December 31, 2008, and in connection with such audits, the IRS has proposed changes resulting in $148.2 million of additional tax. We have disputed the proposed changes and it is the Company’s position that the tax law in question has been properly applied and reflected in the 2007 and 2008 returns for these two taxable REIT subsidiaries. We are currently considering a settlement offer from the IRS and cannot predict when these audits will be resolved.  We have previously provided for the additional taxes sought by the IRS, through our uncertain tax position liability or deferred tax liabilities. Although we believe our tax returns are correct, the final determination of tax examinations and any related litigation could be different than what was reported on the returns.   In the opinion of management, we have made adequate tax provisions for years subject to examination.

Based on our assessment of the expected outcome of these examinations or examinations that may commence, or as a result of the expiration of the statute of limitations for specific jurisdictions, it is reasonably possible that the related unrecognized tax benefits, excluding accrued interest, for tax positions taken regarding previously filed tax returns will materially change from those recorded at June 30, 2010. A material change in unrecognized tax benefits could have a material effect on our statements of income and comprehensive income. As of June 30, 2010, there are $111.0 million of unrecognized tax benefits, excluding accrued interest, which due to the reasons above, could significantly increase or decrease during the next twelve months.

There are certain tax attributes, such as net operating loss carry forwards, that may be limited in the event of an ownership change as defined under section 382 of the Internal Revenue Code.  If an ownership change were to occur, there could be significant valuation allowances placed on deferred tax assets that do not have valuation allowances as of June 30, 2010.

NOTE 6                 STOCK-BASED COMPENSATION PLANS

Incentive Stock Plans

Prior to the Chapter 11 Cases, we granted qualified and non-qualified stock options and restricted stock grants to attract and retain officers and key employees through the General Growth Properties, Inc. 2003 Incentive Stock Plan (the “2003 Incentive Plan”). The 2003 Incentive Plan provides for the issuance of 9,000,000 shares, of which 5,873,359 shares (5,036,627 stock options and 836,732 restricted shares) have been granted as of June 30, 2010 (subject to certain customary adjustments to prevent dilution). Additionally, the Compensation Committee of the Board of Directors (the “Compensation Committee”) grants employment inducement awards to senior executives on a discretionary basis, and in the fourth quarter of 2008 granted 1,800,000 stock options to two senior executives.  In addition, during the three months ended March 31, 2010 the Compensation Committee granted 100,000 stock options to a senior executive under the 2003 Incentive Plan.  Further, as a result of the stock dividend, the number of shares issuable upon exercise of all outstanding options was increased by 58,127 shares in January 2010.  Stock options are granted by the Compensation Committee of the Board of Directors at an exercise price of not less than 100% of the Fair Value of our common stock on the date of grant.  The other terms of these options were determined by the Compensation Committee.

The following tables summarize stock option activity for the 2003 Incentive Plan as of and for the six months ended June 30, 2010 and 2009.

	2010		2009
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Stock options outstanding at January 1	4,241,500	$31.63	4,730,000	$33.01
Granted	100,000	16.75	—	—
Stock dividend adjustment	58,127	30.32	—	—
Forfeited	(55,870)	64.79	(290,000)	54.66
Expired	(929,840)	44.28	(197,900)	30.84
Stock options outstanding at June 30	3,413,917	$26.67	4,242,100	$31.63

	Stock Options Outstanding			Stock Options Exercisable
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price	Shares	Weighted Average Remaining Contractual Term (in years)	Weighted Average Exercise Price
$ 0 - $ 6.5810	1,828,369	3.4	$3.67	1,828,369	3.4	$3.67
$ 13.1621 - $ 19.7430	150,788	3.4	16.25	50,788	0.9	15.25
$ 39.4861 - $ 46.0670	25,394	0.5	45.91	25,394	0.5	45.91
$ 46.0671 - $ 52.6480	698,333	0.6	49.63	698,333	0.6	49.63
$ 59.2291 - $ 65.8100	711,033	1.4	64.79	633,511	1.4	64.79
Total	3,413,917	2.4	$26.67	3,236,395	2.3	$26.06
Intrinsic value (in thousands)	$17,534			$17,534

Stock options generally vest 20% at the time of the grants and in 20% annual increments thereafter. The intrinsic value of outstanding and exercisable stock options as of June 30, 2010 represents the excess of our closing stock price on that date, $13.26, over the weighted average exercise price multiplied by the applicable number of shares that may be acquired upon exercise of stock options, and is therefore not presented in the table above if the result is a negative value. The intrinsic value of exercised stock options represents the excess of our stock price, at the time the option was exercised, over the exercise price. No options were exercised in the three and six month periods ended June 30, 2010.  No options were exercised or granted during the six months ended June 30, 2009. The total Fair Value of the stock options granted during the six months ended June 30, 2010 was $0.5 million.

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

The following table summarizes restricted stock activity for the respective grant years as of and for the six months ended June 30, 2010 and 2009.

	2010		2009
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
Nonvested restricted stock grants outstanding as of January 1	275,433	$33.04	410,767	$41.29
Granted	90,000	15.14	40,000	1.10
Canceled	(7,025)	35.56	(66,682)	46.50
Vested	(121,863)	29.25	(125,707)	37.92
Nonvested restricted stock grants outstanding as of June 30	236,545	$28.11	258,378	$35.36

The weighted average remaining contractual term (in years) of nonvested awards as of June 30, 2010 was 1.4 years.

The total Fair Value of restricted stock grants vested during the six months ended June 30, 2010 was $1.7 million while the total Fair Value of restricted stock grants which vested during the six months ended June 30, 2009 was $0.07 million.

Threshold-Vesting Stock Options

Under the 1998 Incentive Stock Plan (the “1998 Incentive Plan”), stock incentive awards to employees in the form of threshold-vesting stock options (“TSOs”) have been granted. The exercise price of the TSO is the Current Market Price (“CMP”) as defined in the 1998 Incentive Plan of our common stock on the date the TSO is granted. In order for the TSOs to vest, our common stock must achieve and sustain the applicable threshold price for at least 20 consecutive trading days at any time during the five years following the date of grant. Participating employees must remain employed until vesting occurs in order to exercise the options. The threshold price is determined by multiplying the CMP on the date of grant by an Estimated Annual Growth Rate (7%) and compounding the product over a five-year period. TSOs granted in 2004 and thereafter must be exercised within 30 days of the vesting date. TSOs granted prior to 2004, all of which have vested, have a term of up to 10 years.  The 1998 Incentive Plan terminated according to its terms December 31, 2008. As of June 30, 2010, a total of 1,746,884 TSOs were outstanding for all grant years.

Other Required Disclosures

Historical data, such as the past performance of our common stock and the length of service by employees, is used to estimate expected life of the stock options, TSOs and our restricted stock and represents the period of time the options or grants are expected to be outstanding.  During the six months ended June 30, 2010, we granted awards from the 2003 Incentive Plan of which 100,000 stock options were granted to a senior executive, the number of shares issuable upon exercise of outstanding options was adjusted to reflect 58,127 additional shares and 90,000 restricted shares were issued to certain non-employee directors.  No TSOs were granted during the six months ended June 30, 2010.  40,000 restricted stock shares were granted to a non-employee director and no stock options or TSOs were granted during the six months ended June 30, 2009.  The weighted average estimated values of options granted during 2010 were based on the following assumptions:

Risk-free interest rate	1.55%
Dividend yield	4.50%
Expected volatility	50.82%
Expected life (in years)	3.0

Compensation expense related to the Incentive Stock Plans, TSOs and restricted stock was $1.6 million for the three months ended June 30, 2010; $6.1 for the six months ended June 30, 2010; $3.4 million for the three months ended June 30, 2009 and $6.0 million for the six months ended June 30, 2009.

As of June 30, 2010, total compensation expense which had not yet been recognized related to nonvested options, TSOs and restricted stock grants was $9.4 million.  The provisions of all of our Incentive Stock Plans provide for vesting of all such outstanding unvested restricted stock and options under certain conditions, with such conditions expected to occur on the Effective Date, pursuant to the Plan.  Accordingly, all such previously unrecognized expense is expected to be recognized in 2010.  Additionally, the Plan provides that all outstanding options to purchase our stock will be converted into vested options to purchase Spinco common stock and New GGP common stock, with appropriate adjustments to the exercise price.

NOTE 7                 OTHER ASSETS AND LIABILITIES

The following table summarizes the significant components of prepaid expenses and other assets.

	June 30,	December 31,
	2010	2009
	(In thousands)
Below-market ground leases (Note 2)	$238,738	$241,676
Security and escrow deposits	146,671	99,685
Receivables - finance leases and bonds	95,625	119,506
Prepaid expenses	82,059	88,651
Real estate tax stabilization agreement (Note 2)	69,645	71,607
Special Improvement District receivable	48,765	48,713
Above-market tenant leases (Note 2)	28,864	34,339
Deferred tax, net of valuation allowances	11,900	28,615
Other	16,322	21,955
	$738,589	$754,747

The following table summarizes the significant components of accounts payable, accrued expenses and other liabilities.

	June 30,	December 31,
	2010	2009
	(In thousands)

Accrued interest	$506,284	$366,398
Accounts payable and accrued expenses	380,059	434,912
Contingent purchase price liability	245,000	68,378
Uncertain tax position liability	217,192	129,413
Accrued payroll and other employee liabilities	173,611	104,926
Accrued real estate taxes	90,735	88,511
Construction payable	82,696	150,746
Deferred gains/income	81,734	67,611
Below-market tenant leases (Note 2)	54,731	63,290
Conditional asset retirement obligation liability	24,681	24,601
Tenant and other deposits	23,219	23,250
Other	167,979	212,860
Total accounts payable and accrued expenses	2,047,921	1,734,896
Less: amounts subject to compromise (Note 1)	(745,253)	(612,008)
Accounts payable and accrued expenses not subject to compromise	$1,302,668	$1,122,888

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

We lease land or buildings at certain properties from third parties. The leases generally provide us with a right of first refusal in the event of a proposed sale of the property by the landlord. Rental payments are expensed as incurred and have, to the extent applicable, been straight-lined over the term of the lease. Contractual rental expense, including participation rent, was $4.4 million for the three months ended June 30, 2010; $8.7 million for the six months ended June 30, 2010; $4.5 million for the three months ended June 30, 2009 and $9.4 million for the six months ended June 30, 2009.  The same rent expense excluding amortization of above and below-market ground leases and straight-line rents, as presented in our consolidated financial statements, was $3.0 million for the three months ended June 30, 2010; $6.0 million for the six months ended June 30, 2010; $2.9 million for the three months ended June 30, 2009 and $6.3 million for the six months ended June 30, 2009.

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

Contingent Stock Agreement

In conjunction with GGP’s acquisition of The Rouse Company (“TRC”) in November 2004, GGP assumed TRC’s obligations under the Contingent Stock Agreement, (“the “CSA”). TRC entered into the CSA in 1996 when it acquired The Hughes Corporation (“Hughes”). This acquisition included various assets, including Summerlin (the “CSA Assets”), a development in our Master Planned Communities segment.  GGP’s obligations to the former Hughes owners or their successors (the “Beneficiaries”) under the CSA are subject to treatment in accordance with applicable requirements of the bankruptcy law and any plan of reorganization that may be confirmed by the Bankruptcy Court.

Under the terms of the CSA, GGP was required through August 2009  to issue shares of its common stock semi-annually (February and August) to the Beneficiaries with the number of shares to be issued in any period based on cash flows from the development and/or sale of the CSA Assets and GGP’s stock price. The Beneficiaries’ share of earnings from the CSA Assets has been accounted for in our consolidated financial statements as a land sales operations expense, with the difference between such share of operations and the share of cash flows paid remaining as a contingent obligation.  During 2009, GGP was not obligated to deliver any shares of its common stock under the CSA as the net development and sales cash flows were negative for the applicable periods. During 2008, 356,661 shares of GGP common stock (from treasury shares) were delivered to the Beneficiaries pursuant to the CSA.

Under the terms of the CSA, GGP was also required to make a final distribution to the Beneficiaries in 2010, following a final valuation of the remaining CSA Assets as of December 31, 2009. The CSA set forth a methodology for establishing this final valuation and required the payment be made in shares of GGP common stock.  On August 4, 2010, the Bankruptcy Court entered an order directing the parties to proceed with an expedited appraisal process for the CSA assets and directing the parties to choose an independent appraiser to assist in the valuation process.  Although the final payment may be in a range of amounts, we have estimated an amount to satisfy the obligations with respect to the final CSA distribution requirement.  Accordingly, as of June 30, 2010, we recorded an incremental liability in accounts payable and accrued expenses net of the accrued contingent obligation related to the share of previous earnings of the CSA assets, with such amount reflected as additional investment (approximately $178 million) in the CSA Assets (that is, contingent consideration) which is included in investment property and property held for development and sale. The actual amount of the final distribution to the Beneficiaries remains subject to determination by the Bankruptcy Court.

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

The total expenditures for additions to long-lived assets for the Master Planned Communities segment were $32.4 million for the six months ended June 30, 2010 and $29.8 million for the six months ended June 30, 2009. The total expenditures for additions to long-lived assets for the Retail and Other segment were $113.2 million for the six months ended June 30, 2010 and $127.6 million for the six months ended June 30, 2009.  Such amounts for the Master Planned Communities segment and the Retail and Other segment are included in the amounts listed as Land/residential development and acquisitions expenditures and Acquisition/development of real estate and property additions/improvements, respectively, in our Consolidated Statements of Cash Flows.

The total amount of goodwill, as presented on our Consolidated Balance Sheets, is included in our Retail and Other segment.

Segment operating results are as follows:

	Three Months Ended June 30, 2010
	Consolidated	Unconsolidated	Segment
	Properties	Properties	Basis
	(In thousands)
Retail and Other
Property revenues:
Minimum rents	$484,459	$97,466	$581,925
Tenant recoveries	215,587	37,500	253,087
Overage rents	7,447	951	8,398
Other, including noncontrolling interests	19,746	11,667	31,413
Total property revenues	727,239	147,584	874,823
Property operating expenses:
Real estate taxes	71,062	12,078	83,140
Property maintenance costs	26,188	4,599	30,787
Marketing	6,250	1,107	7,357
Other property operating costs	128,201	27,509	155,710
Provision for doubtful accounts	3,619	715	4,334
Total property operating expenses	235,320	46,008	281,328
Retail and other net operating income	491,919	101,576	593,495

Master Planned Communities
Land and condominium sales	59,965	13,337	73,302
Land and condominium sales operations	(59,065)	(8,770)	(67,835)
Master Planned Communities net operating income	900	4,567	5,467
Real estate property net operating income	$492,819	$106,143	$598,962

	Three Months Ended June 30, 2009
	Consolidated	Unconsolidated	Segment
	Properties	Properties	Basis
	(In thousands)
Retail and Other
Property revenues:
Minimum rents	$498,708	$97,043	$595,751
Tenant recoveries	224,691	38,722	263,413
Overage rents	5,782	975	6,757
Other, including noncontrolling interests	18,809	13,013	31,822
Total property revenues	747,990	149,753	897,743
Property operating expenses:
Real estate taxes	68,959	12,263	81,222
Property maintenance costs	22,100	4,165	26,265
Marketing	6,906	1,275	8,181
Other property operating costs	126,479	32,068	158,547
Provision for doubtful accounts	8,847	1,806	10,653
Total property operating expenses	233,291	51,577	284,868
Retail and other net operating income	514,699	98,176	612,875

Master Planned Communities
Land and condominium sales	22,448	13,419	35,867
Land and condominium sales operations	(21,850)	(8,732)	(30,582)
Master Planned Communities net operating income before provision for impairment	598	4,687	5,285
Provision for impairment	(55,923)	—	(55,923)
Master Planned Communities net operating (loss) income	(55,325)	4,687	(50,638)
Real estate property net operating income	$459,374	$102,863	$562,237

	Six Months Ended June 30, 2010
	Consolidated	Unconsolidated	Segment
	Properties	Properties	Basis
	(In thousands)
Retail and Other
Property revenues:
Minimum rents	$977,217	$197,345	$1,174,562
Tenant recoveries	429,838	76,771	506,609
Overage rents	17,793	2,190	19,983
Other, including noncontrolling interests	36,549	22,355	58,904
Total property revenues	1,461,397	298,661	1,760,058
Property operating expenses:
Real estate taxes	143,157	24,663	167,820
Property maintenance costs	62,032	9,881	71,913
Marketing	13,331	2,628	15,959
Other property operating costs	255,272	57,231	312,503
Provision for doubtful accounts	9,946	2,145	12,091
Total property operating expenses	483,738	96,548	580,286
Retail and other net operating income	977,659	202,113	1,179,772

Master Planned Communities
Land and condominium sales	65,035	25,972	91,007
Land and condominium sales operations	(69,232)	(18,741)	(87,973)
Master Planned Communities net operating (loss) income	(4,197)	7,231	3,034
Real estate property net operating income	$973,462	$209,344	$1,182,806

	Six Months Ended June 30, 2009
	Consolidated	Unconsolidated	Segment
	Properties	Properties	Basis
	(In thousands)
Retail and Other
Property revenues:
Minimum rents	$997,816	$194,434	$1,192,250
Tenant recoveries	457,710	79,541	537,251
Overage rents	15,806	2,191	17,997
Other, including minority interest	31,606	25,641	57,247
Total property revenues	1,502,938	301,807	1,804,745
Property operating expenses:
Real estate taxes	140,518	24,844	165,362
Property maintenance costs	49,459	8,999	58,458
Marketing	14,482	2,750	17,232
Other property operating costs	258,178	64,490	322,668
Provision for doubtful accounts	19,179	3,054	22,233
Total property operating expenses	481,816	104,137	585,953
Retail and other net operating income	1,021,122	197,670	1,218,792

Master Planned Communities
Land and condominium sales	31,435	18,520	49,955
Land and condominium sales operations	(32,464)	(13,500)	(45,964)
Master Planned Communities net operating (loss) income before provision for impairment	(1,029)	5,020	3,991
Provision for impairment	(108,691)	—	(108,691)
Master Planned Communities net operating (loss) income	(109,720)	5,020	(104,700)
Real estate property net operating income	$911,402	$202,690	$1,114,092

The following reconciles NOI to GAAP-basis operating income and loss from continuing operations:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(In thousands)
Real estate property net operating income:
Segment basis	$598,962	$562,237	$1,182,806	$1,114,092
Unconsolidated Properties	(106,143)	(102,863)	(209,344)	(202,690)
Consolidated Properties	492,819	459,374	973,462	911,402
Management fees and other corporate revenues	15,902	18,860	33,988	40,719
Property management and other costs	(48,517)	(42,200)	(83,949)	(85,609)
General and administrative	(5,668)	(6,591)	(13,306)	(14,112)
Strategic initiatives	—	(25,713)	—	(64,013)
Provisions for impairment	(19,923)	(26,465)	(31,273)	(304,789)
Depreciation and amortization	(175,318)	(186,472)	(352,621)	(391,087)
Noncontrolling interest in NOI of Consolidated Properties and other	2,211	2,797	6,134	5,643
Operating income (loss)	261,506	193,590	532,435	98,154
Interest income	137	501	813	1,231
Interest expense	(301,726)	(328,351)	(637,004)	(656,841)
Provision for benefit from income taxes	(14,234)	(15,742)	(17,884)	(4,228)
Equity in income of Unconsolidated Real Estate Affiliates	16,901	16,339	50,652	23,877
Reorganization items	(80,111)	(24,918)	9,301	(24,918)
Income (loss) from continuing operations	$(117,527)	$(158,581)	$(61,687)	$(562,725)

The following reconciles segment revenues to GAAP-basis consolidated revenues:

	Three Months Ended June, 30		Six Months Ended June, 30
	2010	2009	2010	2009
	(In thousands)
Segment basis total property revenues	$874,823	$897,743	$1,760,058	$1,804,745
Unconsolidated segment revenues	(147,584)	(149,753)	(298,661)	(301,807)
Consolidated Land and condominium sales	59,965	22,448	65,035	31,435
Management fees and other corporate revenues	15,902	18,860	33,988	40,719
Noncontrolling interest in NOI of Consolidated Properties and other	2,211	2,797	6,134	5,643
GAAP-basis consolidated total revenues	$805,317	$792,095	$1,566,554	$1,580,735

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

Forward-looking statements include:

•                  Descriptions of plans or objectives for debt extensions or the Plan, strategic alternatives, and future operations

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

•                  Emergence from bankruptcy, reorganization and liquidity

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

There are several factors, many beyond our control, which could cause results to differ materially from our expectations, some of which are described below under Risk Factors. Some of these factors are described in our Annual Report, which factors are incorporated herein by reference. Any factor could by itself, or together with one or more other factors, adversely affect our business, results of operations or financial condition. There are also other factors that we have not described in this Quarterly Report or in our Annual Report that could cause results to differ from our expectations.

Overview

The Company is currently operating as a Debtor in Possession under Chapter 11.

As of June 30, 2010, we are the owner or manager of over 200 regional shopping malls in 43 states and the owner of four master planned communities. We operate in two reportable business segments: Retail and Other and Master Planned Communities.

The Chapter 11 Cases created the protections necessary for the Debtors to develop and execute plans of reorganization to restructure the Debtors and extend mortgage maturities, reduce corporate debt and overall leverage and establish a sustainable long-term capital structure. We have created a long-term business plan necessary to effect the objectives we sought to achieve through the Chapter 11 process.  The business plan contemplates the continued operation of retail shopping centers, divestiture of non-core assets and businesses and certain non-performing retail assets, and select development projects.  To fulfill this business plan, we have pursued a deliberate two-stage strategy.  The first stage entailed the restructuring of our property-level secured mortgage debt. The second stage is the restructuring of the debt and third party equity of the TopCo Debtors including our public equity that will be accomplished pursuant to the Plan.

As of July 30, 2010, a total of 260 Debtors owning 145 properties with $14.79 billion of secured mortgage debt have emerged from bankruptcy.  An additional two Debtors representing approximately $95.0 million of debt are finalizing terms for their emergence.  The plans of reorganization for all of these Debtors provide for payment in full of undisputed claims of creditors.

We have identified 13 Special Consideration Properties with $747.2 million of secured mortgage debt at June 30, 2010 as underperforming retail assets.  Pursuant to the terms of the agreements with the lenders for these properties, the Debtors have until two days following emergence of the TopCo Debtors to determine whether the collateral property for these loans should be deeded to the respective lender in full satisfaction of the related debt or the property should be retained with further modified loan terms.  Prior to emergence of the TopCo Debtors, all cash produced by the property is under the control of respective lenders and we are required to pay any operating expense shortfall.  In addition, prior to emergence of the TopCo Debtors, the respective lender can change the manager of the property or put the property in receivership and GGP has the right to deed the property to the lender, but no such actions have yet occurred.  As described in Note 2, we have notified the lenders of three of the Special Consideration Properties of our intent to deed these properties to the respective lenders pursuant to these transfer rights.

We have also identified two properties (Silver City and Montclair) owned by our Unconsolidated Real Estate Affiliates with approximately $393.5 million of non-recourse secured mortgage debt, of which our share is $198.1 million, as underperforming assets. With respect to each of the properties owned by such Unconsolidated Real Estate Affiliates, all cash produced by such properties are under the control of the applicable lender.  In the event we are unable to satisfactorily modify the terms of each of the loans associated with these properties, the collateral property for any such loan may be deeded to the respective lender in full satisfaction of the related debt.  On May 3, 2010, the property owned by the Highland joint venture was transferred to the lender, yielding a nominal net gain on our investment in such joint venture (Note 3).

The Plan provides for the Topco Debtors’ emergence from bankruptcy.  Under the Plan, we will satisfy our debt and other claims in full, provide for substantial recovery to the third party equity holders of the Topco Debtors, including our stockholders, and implement a recapitalization and create New GGP. The Plan also contemplates that we will distribute to our stockholders equity ownership in Spinco, a newly-formed, publicly-held company that will own a diverse portfolio of real estate assets currently owned by us. Spinco’s assets are expected to consist of all of our master planned communities, nine mixed-use development opportunities, four potential mall development projects, seven redevelopment properties and other miscellaneous real estate interests. Upon consummation of the Plan, Spinco will initially be capitalized with new equity capital in the amount of $250.0 million.

Approximately $8.395 billion will be required to consummate the Plan, which includes $250.0 million for the capitalization of Spinco. The Investment Agreements with each of Fairholme, Pershing Square and the agreement with Texas Teachers commit such parties to invest approximately $2.71 billion, approximately $1.09 billion and $500.0 million, respectively, in New GGP common stock. Such agreements permit Existing GGP to use the proceeds of a sale of, or binding commitments to sell, common stock of New GGP,  for not less than $10.50 per share (net of all underwriting and other discounts, fees and related consideration) or notes, exchangeable for such common stock, to reduce the amount of New GGP common stock to be sold to Fairholme, Pershing Square and Texas Teachers, pro rata as between Fairholme and Pershing Square only, by up to 50% (or approximately $2.15 billion in the aggregate) prior to the Effective Date. The Plan funding sources set forth below only include 50% of the actual commitments for each of Fairholme, Pershing Square Square and Texas Teachers as New GGP filed a registration statement on Form S-11 on July 15, 2010 to issue $2.15 billion of mandatorily exchangeable notes.

As a result, the Plan contemplates funding the Topco Debtors reorganization and emergence from bankruptcy with the proceeds from the following transactions:

•                  $4.4 billion of investments in New GGP’s common stock, comprised of investments by the Brookfield Investor in the amount of $2.5 billion, Fairholme in the amount of approximately $1.36 billion and Pershing Square, in the amount of approximately $542.9 million, which amounts, with respect to Pershing Square and Fairholme, have been reflected at 50% of the original committed amounts in accordance with our cutback rights under the investment agreements as described above;

•                  a $250.0 million investment in New GGP’s common stock by Texas Teachers, which amount has been reflected at 50% of the original committed amount in accordance with our cutback rights under the investment agreement described above;

•                  reinstatement of $1.345 billion in the aggregate of TRCLP bonds not held by the Plan Sponsors; and

•                  $2.15 billion of New GGP mandatorily exchangeable notes.

The Plan Sponsors have also provided backstop commitments for up to $1.5 billion of additional debt financing for New GGP.

As a result of the flexibility afforded to us in the Investment Agreements and the Texas Teachers agreement, we have not finally determined certain aspects of our emergence capital structure.  This determination necessarily depends on the results of our ongoing capital raise process.

There can be no assurances that the Plan will be consummated on the terms described or at all. For example, the plan of reorganization ultimately confirmed by the Bankruptcy Court may differ materially from the Plan. In connection with any changes to the Plan or otherwise, we and the Plan Sponsors may amend, waive provisions in or terminate the Plan Sponsors’ investment agreements, and we may make other changes to the transactions described above. As a result, the actual dollar amounts of equity and debt and the capitalization of New GGP, may differ materially.

We have the exclusive right to file a plan of reorganization until October 18, 2010 and until December 16, 2010 to solicit acceptances of such a plan.  If we do not obtain acceptance of the Plan for the TopCo Debtors prior to December 16, 2010, other parties would be able to file a plan of reorganization for any of the TopCo Debtors.

For the three months ended June 30, 2010, we generated NOI of $593.5 million in our retail and other segment. Included in this amount is income from our Unconsolidated Properties at our ownership share. Comparatively, in the three months ended June 30, 2009, we reported NOI of $612.9 million. Based on the results of our evaluations for impairment (Note 1), we recognized total impairment charges for our retail and other segment and our master planned community segment of $19.9 million for the three months ended June 30, 2010 and $82.4 million for the three months ended June 30, 2009.

For the three months ended June 30, 2010, total property revenues declined $22.9 million, or 2.6%, to $874.8 million, primarily due to declines in minimum rents, tenant recoveries and overage rents as a result of declines in overall occupancy and specialty leasing occupancy and sales volumes.  Included in this amount is revenues from Unconsolidated Properties at our ownership share of $147.6 million for the three months ended June 30, 2010, which are roughly comparable to the $149.8 million for the three months ended June 30, 2009.

Land and condominium sales and land and condominium sales operations at our Master Planned Communities increased for the three months ended June 30, 2010 primarily as a result of the recognition of deferred revenue related to condominium unit sales at the Nouvelle at Natick, where sales through June 30, 2010 have now surpassed the threshold of sold units required to recognize revenue under the percentage of completion method during the quarter.

Our ability to continue as a going concern is dependent upon our ability to successfully implement the Plan, and there can be no assurance that we will be able to do so.  We have described such concerns in Note 1 and our independent registered public accounting firm has included an explanatory paragraph in its report on the audit of our consolidated financial statements as of December 31, 2009 and for the year then ended expressing substantial doubt as to our ability to continue as a going concern.

Results of Operations

We have presented the following discussion of our results of operations on a segment basis under the proportionate share method. Under the proportionate share method, our share of the revenues and expenses of the Unconsolidated Properties are combined with the revenues and expenses of the Consolidated Properties. Other revenues are reduced by the NOI attributable to our noncontrolling interests in consolidated joint ventures.   See Note 11 for additional information including reconciliations of our segment basis results to GAAP basis results.

Three months ended June 30, 2010 and 2009

Retail and Other Segment

	Three Months Ended June 30,		$ Increase	% Increase
(In thousands)	2010	2009	(Decrease)	(Decrease)
Property revenues:
Minimum rents	$581,925	$595,751	$(13,826)	(2.3)%
Tenant recoveries	253,087	263,413	(10,326)	(3.9)
Overage rents	8,398	6,757	1,641	24.3
Other, including non controlling interest	31,413	31,822	(409)	(1.3)
Total property revenues	874,823	897,743	(22,920)	(2.6)
Property operating expenses:
Real estate taxes	83,140	81,222	1,918	2.4
Property maintenance costs	30,787	26,265	4,522	17.2
Marketing	7,357	8,181	(824)	(10.1)
Other property operating costs	155,710	158,547	(2,837)	(1.8)
Provision for doubtful accounts	4,334	10,653	(6,319)	(59.3)
Total property operating expenses	281,328	284,868	(3,540)	(1.2)
Retail and other net operating income	$593,495	$612,875	$(19,380)	(3.2)%

Minimum rents decreased $13.8 million in the three months ended June 30, 2010 primarily due to a $15.4 million decrease in base rents related to our permanent tenants resulting from the decrease in occupancy, conversion of leases from base rent to percent in lieu leases and rent relief granted.  Partially offsetting these decreases in base rents was an increase of $5.2 million in percent in lieu rents resulting from the conversion of certain tenants leases from base rent leases.  In addition, there was a $3.0 million decrease in temporary rental revenues resulting from a decrease in temporary tenant occupancy and sales volume in the three months ended June 30, 2010.  In addition, termination income decreased $3.1 million to $8.2 million in the three months ended June 30, 2010 compared to $11.3 million in the three months ended June 30, 2009.  These decreases in minimum rents were most significant at Fashion Show, The Shoppes at Palazzo, Saint Louis Galleria and Tysons Galleria.

Certain of our leases include both a base rent component and a component which requires tenants to pay amounts related to all, or substantially all, of their share of real estate taxes and certain property operating expenses, including common area maintenance and insurance. The portion of the tenant rent from these leases attributable to real estate tax and operating expense recoveries are recorded as tenant recoveries. The $10.3 million decrease in tenant recoveries in the three months ended June 30, 2010 is primarily attributable to the decrease in current year occupancy and the conversion of tenants to gross leases.

Overage rents increased for the three months ended June 30, 2010 primarily due to increased sales volume from our temporary specialty leasing tenants across the Company Portfolio.

Property maintenance costs increased $4.5 million in the three months ended June 30, 2010 primarily due to increased spending across the Company Portfolio in 2010 on contract services, lighting, building and parking repairs, plumbing, roofing and HVAC.

Marketing expenses decreased $0.8 million in the three months ended June 30, 2010 across the Company Portfolio as the result of continued Company-wide efforts to consolidate marketing functions and reduce advertising spending.  The largest savings were the result of reductions in advertising costs, contracted services and payroll.

The provision for doubtful accounts decreased $6.3 million in the three months ended June 30, 2010 primarily due to higher allowances in 2009 related to tenant bankruptcies and weak economic conditions.

Master Planned Communities Segment

	Three Months Ended June 30,		$ Increase	% Increase
(In thousands)	2010	2009	(Decrease)	(Decrease)
Land and condominium sales	$73,302	$35,867	$37,435	104.4%
Land and condominium sales operations	(67,835)	(30,582)	37,253	121.8
Master Planned Communities net operating income before provision for impairment	5,467	5,285	182	3.4

Provision for impairment	—	(55,923)	55,923	100.0
Master Planned Communities net operating loss	$5,467	$(50,638)	$56,105	110.8%

The increase in land sales and land sales operations in 2010 was primarily the result the recognition of $52.9 million of deferred revenue and $48.3 million of associated costs of sales related to condominium unit sales at the Nouvelle at Natick, where sales through June 30, 2010 have now surpassed the threshold of sold units required for recognition of revenue under the percentage of completion method.  These increases were partially offset by the bulk sale of remaining single family lots at the Fairwood community in Maryland in 2009.

For the three months ended June 30, 2010, we sold 67.4 residential acres compared to 298.7 acres for the three months ended June 30, 2009.  We sold 10.0 acres of commercial lots for the three months ended June 30, 2010 compared to 15.3 acres for the three months ended June 30, 2009.

As of June 30, 2010, the master planned communities have approximately 14,800 remaining salable acres and Nouvelle at Natick has 87 available condominium units for sale.

Certain Significant Consolidated Revenues and Expenses

	Three Months Ended June 30,		$ Increase	% Increase
(In thousands)	2010	2009	(Decrease)	(Decrease)
Tenant rents	$707,493	$729,181	$(21,688)	(3.0)%
Land and condominium sales	59,965	22,448	37,517	167.1
Property operating expense	235,320	233,291	2,029	0.9
Land and condominium sales operations	59,065	21,850	37,215	170.3
Management fees and other corporate revenues	15,902	18,860	(2,958)	(15.7)
Property management and other costs	48,517	42,200	6,317	15.0
General and administrative	5,668	6,591	(923)	(14.0)
Strategic initiatives	—	25,713	(25,713)	(100.0)
Provisions for impairment	19,923	82,388	(62,465)	(75.8)
Depreciation and amortization	175,318	186,472	(11,154)	(6.0)
Interest expense	301,726	328,351	(26,625)	(8.1)
Provision for income taxes	14,234	15,742	(1,508)	(9.6)
Equity in income of Unconsolidated Real Estate Affiliates	16,901	16,339	562	3.4
Reorganization items	(80,111)	(24,918)	(55,193)	221.5
Discontinued operations - loss on dispositions	—	—	—	—

Changes in consolidated tenant rents (which includes minimum rents, tenant recoveries and overage rents), land sales, property operating expenses (which includes real estate taxes, property maintenance costs, marketing, other property operating costs and provision for doubtful accounts) and land sales operations were attributable to the same items discussed above in our segment basis results, excluding those items related to our Unconsolidated Properties.  Management fees and other corporate revenues, property management and other costs and general and administrative in the aggregate represent our costs of doing business and are generally not direct property-related costs.

Management fees and other corporate revenues decreased $3.0 million in the three months ended June 30, 2010 primarily due to a decrease in development fees, lease fees and other management fees.  As a result of the sale of our third-party management business in July 2010 (Note 1), the approximate $1.5 million of related fees recognized in the three months ended June 30, 2010 will not be earned in future periods, with a related reduction in property management and other costs also is expected.

Property management and other costs increased $6.3 million in the three months ended June 30, 2010 primarily due to a $5.1 million increase legal, information technologies and professional consulting fees and a $2.1 million increase in compensation expense.

General and administrative costs decreased $0.9 million in the three months ended June 30, 2010 is primarily due to a decrease in professional fees.

Strategic initiatives for the three months ended June 30, 2009 is primarily due to professional fees for restructuring that were incurred prior to filing for Chapter 11.  Similar fees incurred after filing for Chapter 11 are recorded as reorganization items.

Based on the results of our evaluations for impairment (Note 1), we recognized impairment charges of $19.9 million for the three months ended June 30, 2010 and $82.4 million for the three months ended June 30, 2009.  The impairment charges recognized were as follows:

2010

•                  $2.3 million related to Bay City Mall in Bay City, Michigan

•                  $0.9 million related to Chico Mall in Chico, California

•                  $0.3 million related to Eagle Ridge Mall in Lake Wales, Florida

•                  $7.1 million related to Lakeview Square in Battle Creek, Michigan

•                  $6.6 million related to Moreno Valley Mall in Moreno Valley, California

•                  $1.4 million related to Northgate Mall in Chattanooga, Tennessee

•                  $1.2 million related to Oviedo Marketplace in Oviedo, Florida

•                  $0.2 million related to the write down of various pre-development costs that were determined to be non-recoverable due to the termination of associated projects

2009

•                  $7.1 million related to the write down of various pre-development costs that were determined to be non-recoverable due to the termination of associated projects

•                  $19.4 million related to Goodwill

•                  $55.9 million related to our Nouvelle at Natick project located in Boston, Massachusetts

The decrease in depreciation and amortization for the three months ended June 30, 2010 primarily results from the decrease in the carrying amount of buildings and equipment due to the impairment charges recorded in 2009.

Interest expense for the three months ended June 30, 2010 decreased $26.6 million primarily due to a $36.1 million gain related to the Fair Value option of debt for the Special Consideration Properties (Note 1) partially offset by the amortization of the market rate adjustments related to the Fair Value of debt upon the emergence of certain subsidiary Debtors from Chapter 11.  In addition, the amount of interest that was capitalized during the three months ended June 30, 2010 decreased compared to the same period of 2009 due to decreased development activity.

The decrease in the provision for income taxes for the three months ended June 30, 2010 was primarily attributable to a significant decrease in valuation allowances compared to the three months ended June 30, 2009, partially offset by an increase in taxable income related to our taxable entities during the same periods.

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

Accordingly, we recorded the entire cumulative compensation expense of $15.4 million in the fourth quarter of 2009.

Six months ended June 30, 2010 and 2009

Retail and Other Segment

	Six Months Ended June 30,		$ Increase	% Increase
(In thousands)	2010	2009	(Decrease)	(Decrease)
Property revenues:
Minimum rents	$1,174,562	$1,192,250	$(17,688)	(1.5)%
Tenant recoveries	506,609	537,251	(30,642)	(5.7)
Overage rents	19,983	17,997	1,986	11.0
Other, including non controlling interest	58,904	57,247	1,657	2.9
Total property revenues	1,760,058	1,804,745	(44,687)	(2.5)
Property operating expenses:
Real estate taxes	167,820	165,362	2,458	1.5
Property maintenance costs	71,913	58,458	13,455	23.0
Marketing	15,959	17,232	(1,273)	(7.4)
Other property operating costs	312,503	322,668	(10,165)	(3.2)
Provision for doubtful accounts	12,091	22,233	(10,142)	(45.6)
Total property operating expenses	580,286	585,953	(5,667)	(1.0)
Retail and other net operating income	$1,179,772	$1,218,792	$(39,020)	(3.2)%

Minimum rents decreased $17.7 million in the six months ended June 30, 2010 primarily due to a $18.0 million decrease in base rents related to our permanent tenants resulting from the decrease in occupancy, conversion of leases from base rent to percent in lieu leases, rent relief and rental revenue associated with co-tenancy clauses that have been triggered.  Partially offsetting these decreases in base rents was an increase of $7.7 million in percent in lieu rents resulting from the conversion of certain tenants leases from base rent leases.    In addition, there was a $7.1 million decrease in temporary rental revenues resulting from a decrease in temporary tenant occupancy and sales volume in the six months ended June 30, 2010.  In addition, termination income increased $0.5 million from $21.0 million in the six months ended June 30, 2010 compared to $20.5 million in the six months ended June 30, 2009.  These decreases in minimum rents were most significant at Fashion Show, The Woodlands properties, The Boulevard Mall, Saint Louis Galleria and Tysons Galleria.

Certain of our leases include both a base rent component and a component which requires tenants to pay amounts related to all, or substantially all, of their share of real estate taxes and certain property operating expenses, including common area maintenance and insurance. The portion of the tenant rent from these leases attributable to real estate tax and operating expense recoveries are recorded as tenant recoveries. The $30.6 million decrease in tenant recoveries in the six months ended June 30, 2010 is primarily attributable to the decrease in current year occupancy and the conversion of tenants to gross leases.  The decrease for the six months ended June 30, 2010 also includes decreases in recoveries related to common area maintenance, real estate taxes and electric utility expenses as a result of tenant settlements for 2008 and 2009 that were delayed due to the Debtors bankruptcy.

Overage rents increased slightly for the six months ended June 30, 2010 primarily due to increased sales volume from our temporary specialty leasing tenants, most notably at our Fashion Show and Park Place Malls.

Property maintenance costs increased $13.5 million in the six months ended June 30, 2010 primarily due to increased spending across the Company Portfolio in 2010 on repairs related to parking, contract services, lighting, building repairs, plumbing, roof and HVAC.

Other property operating costs decreased $10.2 million in the six months ended June 30, 2010 primarily due to decreased miscellaneous property operating expense at the Woodlands properties and a decrease related to a prior period adjustment resulting from our Aliansce joint venture.

The provision for doubtful accounts decreased $10.1 million in the six months ended June 30, 2010 primarily due to higher allowances in 2009 related to tenant bankruptcies and weak economic conditions.

Mall. Also contributing to the decrease recorded was improved collections of outstanding accounts receivable during the six months ended June 30, 2010.

Master Planned Communities Segment

	Six Months Ended June 30,		$ Increase	% Increase
(In thousands)	2010	2009	(Decrease)	(Decrease)
Land and condominium sales	$91,007	$49,955	$41,052	82.2%
Land and condominium sales operations	(87,973)	(45,964)	42,009	91.4
Master Planned Communities net operating income before provision for impairment	3,034	3,991	(957)	(24.0)

Provision for impairment	—	(108,691)	108,691	100.0
Master Planned Communities net operating loss	$3,034	$(104,700)	$107,734	102.9%

The increase in land sales and land sales operations in 2010 was primarily the result the recognition of $52.9 million of deferred revenue and $48.6 million of associated costs of sales related to condominium unit sales at the Nouvelle at Natick, where sales through June 30, 2010 have surpassed the threshold of sold units required to recognize revenue under the percentage of completion method.  In addition, there was increased residential and commercial sales activity at the Woodlands community in Houston Texas.  These increases were partially offset by the bulk sale of remaining single family lots at the Fairwood community in Maryland in 2009. There were no land sales for the six months ended June 30, 2010 in our Fairwood communities in Maryland and in our Summerlin community in Las Vegas, Nevada.   There were minimal land sales in our Columbia community in Maryland and our Bridgeland Community in Houston, Texas.  In addition, during the six months ended June 30, 2009, we recorded a $52.8 million provision for impairment at our Fairwood community in Maryland and a $55.9 million provision for impairment at Nouvelle at Natick.

For the six months ended June 30, 2010, we sold 138.8 residential acres compared to 322.1 acres for the six months ended June 30, 2009.  We sold 24.7 acres of commercial lots for the six months ended June 30, 2010 compared to 34.5 acres for the six months ended June 30, 2009.

As of June 30, 2010, the master planned communities have approximately 14,800 remaining salable acres and Nouvelle at Natick has 87 available condominium units for sale.

Certain Significant Consolidated Revenues and Expenses

	Six Months Ended June 30,		$ Increase	% Increase
(In thousands)	2010	2009	(Decrease)	(Decrease)
Tenant rents	$1,424,848	$1,471,332	$(46,484)	(3.2)%
Land and condominium sales	65,035	31,435	33,600	106.9
Property operating expense	483,738	481,816	1,922	0.4
Land and condominium sales operations	69,232	32,464	36,768	113.3
Management fees and other corporate revenues	33,988	40,719	(6,731)	(16.5)
Property management and other costs	83,949	85,609	(1,660)	(1.9)
General and administrative	13,306	14,112	(806)	(5.7)
Strategic initiatives	—	64,013	(64,013)	(100.0)
Provisions for impairment	31,273	413,480	(382,207)	(92.4)
Depreciation and amortization	352,621	391,087	(38,466)	(9.8)
Interest expense	637,004	656,841	(19,837)	(3.0)
Provision for income taxes	17,884	4,228	13,656	323.0
Equity in income of Unconsolidated Real Estate Affiliates	50,652	23,877	26,775	112.1
Reorganization items	9,301	(24,918)	34,219	(137.3)

Changes in consolidated tenant rents (which includes minimum rents, tenant recoveries and overage rents), land sales, property operating expenses (which includes real estate taxes, property maintenance costs, marketing, other property operating costs and provision for doubtful accounts) and land sales operations were attributable to the same items discussed above in our segment basis results, excluding those items related to our Unconsolidated Properties.  Management fees and other corporate revenues, property management and other costs and general and administrative in the aggregate represent our costs of doing business and are generally not direct property-related costs.

The decrease in management fees and other corporate revenues for the six months ended June 30, 2010 is primarily due to a $2.7 million decrease in development fee income resulting from a significant decline in development activity for our managed properties.  In addition, third party management fee income decreased approximately $2.3 million due to certain contract terminations in 2009.

Strategic initiatives for the six months ended June 30, 2009 is primarily due to professional fees for restructuring that were incurred prior to filing for Chapter 11 protection.  Similar fees incurred after filing for Chapter 11 protection are recorded as reorganization items.

Based on the results of our evaluations for impairment (Note 1), we recognized impairment charges of $31.2 million for the six months ended June 30, 2010 and $413.5 million for the six months ended June 30, 2009.  The impairment charges recognized were as follows:

2010

•                  $11.1 million related to The Pines Mall in Pine Bluff, Arkansas

•                  $2.3 million related to Bay City Mall in Bay City, Michigan

•                  $0.9 million related to Chico Mall in Chico, California

•                  $0.3 million related to Eagle Ridge Mall in Lake Wales, Florida

•                  $7.1 million related to Lakeview Square in Battle Creek, Michigan

•                  $6.6 million related to Moreno Valley Mall in Moreno Valley, California

•                  $1.4 million related to Northgate Mall in Chattanooga, Tennessee

•                  $1.2 million related to Oviedo Marketplace in Oviedo, Florida

•                  $0.5 million related to the write down of various pre-development costs that were determined to be non-recoverable due to the termination of associated projects

2009

•                  $40.3 million to Owning Mills Mall in Owning Mills, Maryland

•                  $81.1 million to River Falls Mall in Clarksville, Indiana

•                  $24.2 million to the Allen Towne Mall development in Allen, Texas

•                  $6.7 million to the Redlands Promenade development in Redlands, California

•                  $23.7 million related to the write down of various pre-development costs that were determined to be non-recoverable due to the termination of associated projects

•                  $52.8 million to our Fairwood Master Planned Community in Columbia, Maryland

•                  $55.9 million related to our Nouvelle at Natick project located in Boston, Massachusetts

•                  $128.8 million related to Goodwill

The decrease in depreciation and amortization for the six months ended June 30, 2010 primarily results from the decrease in the carrying amount of buildings and equipment due to the impairment charges recorded in 2009 as well as write-offs of tenant allowances and assets becoming fully amortized in 2009.

Interest expense for the six months ended June 30, 2010 decreased $19.8 million primarily due to primarily due to a $36.1 million gain related to the Fair Value option of debt for the Special Consideration Properties (Note 1) partially offset by the amortization of the market rate adjustments related to the Fair Value of debt upon the emergence of certain subsidiary Debtors from Chapter 11.  In addition, the amount of interest that was capitalized during the six months ended June 30, 2010 decreased compared to the same period of 2009 due to decreased development activity.

The increase in the provision for income taxes for the six months ended June 30, 2010 was primarily attributable to an increase in taxable income related to our taxable entities for the six months ended June 30, 2010 and a tax benefit related to provisions for impairments as our master planned communities in 2009, partially offset by a significant decrease in valuation allowances compared to the six months ended June 30, 2009.

The increase in equity in income of Unconsolidated Real Estate Affiliates for the six months ended June 30, 2010 was primarily due to our investments in our international joint ventures.  We recorded a $9.4 million gain related to our investment in Aliansce as a result of the Aliansce IPO (Note 3).  In addition, our investment in our international joint ventures increased $2.6 million resulting from foreign currency translation adjustments.

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

Liquidity and Capital Resources

Our primary uses of cash include payment of operating expenses, working capital, debt repayment, including principal and interest, reinvestment in properties, redevelopment of properties, tenant allowance, dividends and restructuring costs.  Our primary sources of cash include tenant rents, land sales and the new equity expected in connection with the Plan.

As of June 30, 2010 our consolidated debt ($23.92 billion) combined with our share of the debt of our Unconsolidated Real Estate Affiliates ($2.94 billion) aggregated $26.86 billion (excluding the Woodlands master planned community and Aliansce).  The Chapter 11 Cases triggered defaults on substantially all of the debt obligations of the Debtors, approximately $21.83 billion of our consolidated debt, which defaults were stayed under section 362 of Chapter 11.

As of July 30, 2010, $14.79 billion of our consolidated debt has been restructured and does not mature until dates after January 1, 2014, with the exception of the debt associated with the Special Consideration Properties. Principal amortization on these restructured secured loans resumed or commenced on the emergence of the respective borrowers.  We will have sufficient cash to make these amortization payments through emergence, and assuming consummation of the Plan, expect to have sufficient cash provided by operations to make amortization payments subsequent to emergence.  These restructured loans also have financial covenants, primarily debt service coverage ratios, which will restrict our cash and operations.

We have approximately $6.92 billion of consolidated debt still subject to the stay under section 362 of Chapter 11.  These debt obligations and substantially all other pre-petition obligations of the Topco Debtors are subject to settlement under the Plan.

This consolidated debt consists of the following:

•                  $2.58 billion under our Second Amended and Restated Credit Agreement (the “2006 Credit Facility”)

•                  $1.55 billion of 3.98% Exchangeable Senior Notes due 2007 issued by GGPLP (the “Exchangeable Notes”)

•                  $2.25 billion of unsecured bonds issued by TRCLP

•                  $206.2 million of trust preferred securities issued by GGP Capital Trust I (the “Trups”), a subsidiary of GGPLP

•                  $338.8 million of secured debt related to the TopCo Debtors

The Plan provides for the reinstatement of the Exchangeable Notes and the unmatured TRCLP Bonds not held by the Plan Sponsors, the Trups and certain other TopCo Debtors secured debt and payment in full of the 2006 Credit Facility.

As a result, on emergence from bankruptcy and excluding the Special Consideration Properties, our aggregate debt is expected to be $21.1 billion, consisting of approximately $18.3 billion of consolidated debt and approximately $2.8 billion of our share of debt of our Unconsolidated Real Estate Affiliates (excluding the Woodlands master planned community and Aliansce). Our consolidated debt is expected to consist of:

•                  $16.4 billion of secured mortgage debt;

•                  $206.2 million of Trups;

•                  $1.345 billion TRCLP Bonds; and

•                  $338.8 million of TopCo secured debt

Pursuant to the Plan, holders of the Exchangeable Notes will have the option to elect to receive the payment of par plus accrued and unpaid interest in satisfaction of such Exchangeable Notes or to have such Exchangeable Notes reinstated.  In the event that holders of the Exchangeable Notes elect reinstatement rather than cash payment, up to $526.0 million of Exchangeable Notes may remain outstanding, which reflects the amount of Exchangeable Notes not held by the Plan Sponsors.

We currently believe we will be able to consummate the Plan and that we will have sufficient liquidity to satisfy our consolidated debt still subject to the automatic stay in full.

With respect to our approximately $2.8 billion share of the debt of our Unconsolidated Real Estate Affiliates (excluding the Woodlands master planned community and Aliansce) $509.0 million matures in 2010 and $1.12 billion matures in 2011.  We generally believe that we will be able to extend the maturity date or refinance the debts of our Unconsolidated Real Estates Affiliates, except for Silver City and Montclair.  If we are unable to extend or refinance such loans, or are unable to do so on satisfactory terms, we may not have sufficient liquidity to pay these debts.

Our multi-year plan for operating capital expenditures projects estimated expenditures of $96.3 million and $113.8 million in 2010 and 2011, respectively. In addition, we are currently redeveloping certain properties, including St. Louis Galleria and Christiana Mall, and expect to spend $59.5 million and $15.0 million in 2010 and 2011, respectively, on these and other redevelopment projects.

Following our emergence from bankruptcy we intend to reduce our outstanding debt through a combination of selling non-core assets and certain joint venture interests, entering into joint ventures with respect to certain of our existing properties, refinancings, equity issuances and debt paydowns pursuant to our restructured amortization schedule.  With respect to asset sales, we intend to seek opportunities to dispose of assets that are not core to our business in order to optimize our portfolio and reduce leverage, including the opportunistic sale of our strip shopping centers, stand-alone office buildings and certain regional malls.  In addition, pursuant to our rights, we expect to transfer the deeds for the Special Consideration Properties to the applicable lenders in satisfaction of the related mortgage debt.

Our ability to continue as a going concern, as described in Note 1, is dependent upon our ability to obtain approval and confirmation of the Plan for the TopCo Debtors.

Summary of Cash Flows

Cash Flows from Operating Activities

Net cash provided by operating activities was $365.4 million for the six months ended June 30, 2010 and $497.9 million for the six months ended June 30, 2009.

Cash used for Land/residential development and acquisitions expenditures was $32.4 million for the six months ended June 30, 2010, an increase from $29.8 million for the six months ended June 30, 2009.

Net cash provided by (used in) certain assets and liabilities, including accounts and notes receivable, prepaid expense and other assets, deferred expenses, and accounts payable and accrued expenses and deferred tax liabilities totaled $184.2 million in 2010 and $149.7 million in 2009.  Accounts payable and accrued expenses and deferred tax liabilities increased $117.9 million primarily as a result of an increase in accrued interest for unsecured debt. Although liabilities not subject to compromise and certain liabilities subject to compromise have been approved for payment by the Bankruptcy Court, a significant portion of our liabilities subject to compromise are subject to settlement under the Plan and have not been paid to date.  In addition, accounts and notes receivable decreased $41.1 million from December 31, 2009 to June 30, 2010, whereas, such accounts increased $11.5 million from December 31, 2008 to June 30, 2009. Also included during the six months ended June 30, 2010 are the impact of reorganization items of $64.5 million, net.

Cash Flows from Investing Activities

Net cash used in investing activities was $107.4 million for the six months ended June 30, 2010 and $148.1 million for the six months ended June 30, 2009.

Cash used for acquisition/development of real estate and property additions/improvements was $113.2 million for the six months ended June 30, 2010, a decline from $127.6 million for the six months ended June 30, 2009 primarily due to the completion, suspension or termination of a number of development projects.

Net investing cash provided by (used in) our Unconsolidated Real Estate Affiliates was $12.8 million in 2010 and $(35.5) million in 2009.  This increase is primarily due to the $7.5 million of proceeds from the sale of our investment in Costa Rica (Note 3) in the first quarter of 2010, as well as, loans to Unconsolidated Real Estate Affiliates during the first six months of 2009.

Cash Flows from Financing Activities

Net cash (used in) provided by financing activities was $(364.1) million for the six months ended June 30, 2010 and $104.1 million for the six months ended June 30, 2009.

Principal payments on mortgages, notes and loan payables were $222.5 million for the six months ended June 30, 2010 and $295.4 million for the six months ended June 30, 2009.  In addition, we paid $134.0 million of finance costs related to the Debtors that emerged from bankruptcy during the six months ended June 30, 2010.

In the fourth quarter of 2009, we declared a dividend of $0.19 per share of common stock (to satisfy REIT distribution requirements for 2009) payable in a combination of cash and common stock, and issued approximately 4.9 million shares of common stock.  On January 28, 2010, we paid approximately $6.0 million in cash.  No dividends were paid during the six months ended June 30, 2009. There were no distributions to holders of common units during the six months ended June 30, 2010 while $0.6 million was paid during the six months ended June 30, 2009.

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

ITEM 1A      RISK FACTORS

The following risk factors should be considered in addition to the risk factors previously discussed in our Annual Reports.

Bankruptcy Risks

The Bankruptcy Court may not confirm the Plan, and if the Plan is confirmed, we may be subject to higher risks of litigation.

The Bankruptcy Court may not confirm the Plan. Even if the Plan is confirmed, there can be no assurance that our stakeholders will not contest the Plan through litigation following our emergence from bankruptcy.

Our actual financial results may vary significantly from the projections filed with the Bankruptcy Court.

The Disclosure Statement, as amended from time to time, which the TopCo Debtors were required to prepare in connection with the Plan, contains projected financial information and estimates of value that demonstrate the feasibility of the Plan and the TopCo Debtors’ and Spinco’s ability to continue operations upon the TopCo Debtors emergence from proceedings under the Bankruptcy Code. The information in the Disclosure Statement was prepared for the limited purpose of furnishing recipients of such Disclosure Statement with adequate information to make an informed judgment regarding acceptance of the Plan and was not prepared for the purpose of providing the basis for an investment decision relating to any securities of GGP or Spinco. The projections and estimates of value, as well as the Disclosure Statement, are expressly excluded from this report on Form 10-Q and should not be relied upon in any way or manner and should not be regarded as representations or warranties by us, Spinco or any other person, as to the accuracy of such information or that any such projections or valuations will be realized. Those projections and estimates of value have not been, and will not be, updated on an ongoing basis, and they were not audited or reviewed by independent accountants. They reflect numerous assumptions concerning our anticipated future performance and with respect to prevailing and anticipated market and economic conditions that were, and remain, beyond our control. Projections and estimates of value are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks, and the assumptions underlying the projections and/or valuation estimates may be wrong in any material respect. Actual results may vary and may continue to vary significantly from those contemplated by the projections and/or valuation estimates.

We will not know the terms or outstanding amount of all of our post-emergence debt until the solicitation of approvals contemplated by the Plan is completed.

The Plan provides for the treatment of administrative expense claims, prepetition claims and equity interests against and in the TopCo Debtors. In order for the TopCo Debtors to successfully emerge from bankruptcy protection, the Bankruptcy Court must first confirm a plan of reorganization with respect to the TopCo Debtors that satisfies the requirements of the Bankruptcy Code. Under the Plan, certain indebtedness may be reinstated unless holders of such debt elect to receive cash in an amount equal to the outstanding principal amount of any allowed claims plus accrued and unpaid interest. Because we cannot predict the actual participation level, we will not know whether the holders of our indebtedness will elect to receive cash in lieu of reinstatement. As a result, the actual amount of indebtedness outstanding upon our emergence from bankruptcy can not be determined at this time.

We may not be able to satisfy the conditions of the investment agreements with the Plan Sponsors, which is required to consummate the Plan.

The funding obligations of Plan Sponsors pursuant to its investment agreement are subject to the satisfaction of numerous conditions, many of which are beyond our control. For example, the agreement with The Plan Sponsors’ requires that the shares of common stock issued in the Plan be authorized for listing on the NYSE and, that the shares of Spinco common stock be authorized for listing on a U.S. national securities exchange. In addition, the agreement requires the transfer of specific assets to Spinco. Under certain circumstances, in lieu of transferring the specified assets, the agreement permits either (i) the creation of a synthetic instrument that would place Spinco in the same economic position as if such Spinco asset had been transferred, or (ii) the contribution to Spinco of an asset having reasonably equivalent economic value and financial impact in the event that the creation of a synthetic instrument is not practicable. There can be no assurance that we will be able to satisfy any or all of the conditions to the Plan Sponsors’ funding obligations set forth in the Plan Sponsors’ investment agreements, including, but not limited to, those conditions set forth above.

We cannot be certain that the Chapter 11 Cases will not adversely affect our operations going forward. Our bankruptcy may have affected our relationship with key employees, tenants, consumers, suppliers and communities, and our future success depends on our ability to maintain these relationships.

Although we will emerge from bankruptcy upon consummation of the Plan, there can be no assurance that having been subject to bankruptcy protection will not adversely affect our operations going forward, including our ability to negotiate favorable terms from and maintain relationships with tenants, consumers, suppliers and communities. The failure to obtain such favorable terms and maintain such relationships could adversely affect our financial performance and our ability to realize our strategy.

We are dependent on our long-tenured operational leadership to effectively manage properties across our portfolio, and an inability to retain these key employees for the period up to and following our emergence from bankruptcy could adversely affect our operations.

Following our emergence from bankruptcy, the Plan Sponsors will hold substantial interests in us, and their interests may not be aligned with the current stockholders.

We expect that the Plan Sponsors will have substantial interests in us after the consummation of the Plan; however, we cannot determine their percentage equity ownership with certainty at this time as we have the ability to reduce the Plan Sponsors’ funding commitment (and the ultimate ownership interest) either prior to or following our emergence from bankruptcy.

Although the Plan Sponsors are required to enter into non-control agreements to limit their influence, the concentration of ownership of our outstanding equity in the Plan Sponsors may make some transactions more difficult or impossible without the support of the Plan Sponsors, or more likely with the support of the Plan Sponsors. For example, the concentration of ownership held by the Plan Sponsors could delay, defer or prevent a change of control of our company or impede a merger, takeover or other business combination that may otherwise be favorable for us and the other stockholders. A Plan Sponsor, substantial stockholder or affiliate thereof may also pursue acquisition opportunities that may be complementary to our business, and as a result, those acquisition opportunities may not be available to us. There can be no assurance that the non-control agreements can fully protect against these risks.

As long as the Plan Sponsors and any other substantial stockholder own, directly or indirectly, a substantial portion of our outstanding shares, subject to the terms of the non-control agreements and were they to act in a coordinated manner, they would be able to exert significant control over us following emergence, including:

•      the composition of our board of directors, including the right of the Plan Sponsors and Pershing Square to designate directors under the Investment Agreements, and, through it, any determination with respect to our business;

•      direction and policies, including the appointment and removal of officers;

•      the determination of incentive compensation, which may affect our ability to retain key employees;

•      any determinations with respect to mergers or other business combinations;

•      our acquisition or disposition of assets;

•      our financing decisions and our capital raising activities;

•      the payment of dividends;

•      conduct in regulatory and legal proceedings; and

•      amendments to our certificate of incorporation.

Our new directors and officers from and after the Effective Date may change our current long-range plan

As of the Effective Date, we will have a nine-member board of directors, of which three members will be designated by the Brookfield Investor and one member will be designated by Pershing Square. Our executive officers may change following the Effective Date, subject to their appointment by the new board of directors. Following the Effective Date, the new board of directors and management team may make material changes to our business, operations and long-range plans described in this prospectus. It is impossible to predict what these changes will be and the impact they will have on our future results of operations and the price of our common stock.

Liquidity Risks

Our substantial indebtedness adversely affects our financial health and operating flexibility

After giving effect to the Plan and excluding the Special Consideration Properties, we currently expect to have approximately $20.9 billion of indebtedness outstanding, including, approximately $1.345 billion of reinstated TRCLP bonds, $206.2 million of reinstated trust preferred securities, approximately $16.4 billion of consolidated project-level mortgage debt and approximately $2.8 billion of our share of debt of our Unconsolidated Real Estate Affiliates. In addition, the Plan provides that holders of GGPLP’s 3.98% exchangeable notes may elect to receive cash payment in full  at the non-default rate or reinstatement of their bonds.  Our indebtedness could have important consequences to us and the value of our common stock, including:

•      limiting our ability to borrow additional amounts for working capital, capital expenditures, debt service requirements, execution of our business strategy or other purposes;

•      limiting our ability to use operating cash flow in other areas of our business or to pay dividends because we must dedicate a substantial portion of these funds to service debt;

•      increasing our vulnerability to general adverse economic and industry conditions, including increases in interest rates, particularly given our substantial indebtedness which bears interest at variable rates;

•      limiting our ability to capitalize on business opportunities and to react to competitive pressures and adverse changes in government regulation;

•      limiting our ability or increasing the costs to refinance indebtedness;

•      limiting our ability to enter into marketing and hedging transactions by reducing the number of counterparties with whom we can enter into such transactions as well as the volume of those transactions; and

•      giving secured lenders the ability to foreclose on our assets.

Our debt contains restrictions and covenants

As of June 30, 2010, we had filed plans to restructure approximately $14.89 billion of secured mortgage debt since our initial bankruptcy filing. The terms of certain of this debt will require us to satisfy certain customary affirmative and negative covenants and to meet financial ratios and tests, including ratios and tests based on leverage, interest coverage and net worth, or to satisfy similar tests as a precondition to incurring additional debt. We also expect to enter into a new revolving credit facility containing similar covenants and restrictions. In addition, certain of our indebtedness that may be reinstated in connection with the Plan contain restrictions. The covenants and other restrictions under our debt agreements affect, among other things, our ability to:

•      incur indebtedness;

•      create liens on assets;

•      sell assets;

•      manage our cash flows;

•      transfer assets to other subsidiaries;

•      make capital expenditures;

•      engage in mergers and acquisitions; and

•      make distributions to equity holders, including holders of our common stock.

Further, our ability to incur debt under the indentures governing the TRCLP Bonds which remain outstanding through November 2013 (the latest maturity of the three series of reinstated TRCLP Bonds), is determined by the calculation of several covenant tests, including ratios of secured debt to gross assets and total debt to gross assets. We do not intend to include a net intercompany receivable currently owed by us to TRCLP as an asset for the purposes of calculating these covenants, but we do intend to include full allocations of certain indebtedness guaranteed by TRCLP or its subsidiaries. As a result, our methodology for calculating these ratios would differ from the methodology used prior to our bankruptcy filing. We expect that TRCLP and its subsidiaries may need to refinance project-level debt prior to 2013, and our ability to refinance such debt may be limited by these ratios which are calculated on an incurrence basis, and any potential non-compliance with the covenants may result in TRCLP seeking other sources of capital, including investments from us, or may result in a default on the reinstated TRCLP bonds.

Due to the current lending environment, our bankruptcy proceedings, our financial condition and general economic factors, our refinanced debt contains certain terms which are less attractive than the terms contained in the debt being refinanced. Such terms include more restrictive operational and financial covenants, restrictions on the distribution of cash flows from properties serving as collateral for the debt and, in certain instances, higher interest rates. These fees and cash flow restrictions may affect our ability to fund our on-going operations from our operating cash flows and we may be significantly limited in our operating and financial flexibility and, thus, may be limited in our ability to respond to changes in our business or competitive activities.

Our stock price historically has been, and the trading prices of the notes and shares of our common stock are likely to be, volatile, and you may lose all or part of your investment.

The price of our common stock on the NYSE constantly changes and has been subject to significant price fluctuations. For example, between February 24, 2010 (the day we re-listed on the NYSE) and June 30, 2010, the intra-day price of our common stock on the NYSE fluctuated between $12.31 and $18.15 per share. The trading price of our common stock can fluctuate as a result of a variety of factors, many of which are beyond our control. These factors may include:

•      our obligations that remain after our emergence from bankruptcy;

•      actual or anticipated variations in our operating results;

•      changes in our funds from operations or earnings estimates;

•      the success of our real estate redevelopment and expansion strategy;

•      our ability to comply with the financial covenants in our debt agreements and the impact of restrictive covenants in our debt agreements;

•      our access to financing;

•      changes in market valuations of similar companies;

•      speculation in the press or investment community; and

•      the realization of any of the other risk factors included in this prospectus.

Risks Related to the Distribution of Spinco

If the distribution of Spinco does not qualify as a tax-free distribution under Section 355 of the Code, then we may be required to pay substantial U.S. federal income taxes.

Our obligation to close the transactions contemplated by the Investment Agreements is conditioned upon receipt of a private letter ruling from the Internal Revenue Service (the “IRS”) to the effect that the distribution of Spinco and certain related transactions will qualify as tax-free for U.S. federal income tax purposes (the “IRS ruling”). A private letter ruling from the IRS generally is binding on the IRS. A favorable IRS ruling has not yet been received. Such IRS ruling will not establish that the spin-off satisfies every requirement for a tax-free spin-off, and the parties will rely solely on the advice of counsel for comfort that such additional requirements are satisfied.

Even if obtained, the IRS ruling will be based on, among other things, certain representations and assumptions as to factual matters made by us. The failure of any factual representation or assumption to be true, correct and complete in all material respects could adversely affect the validity of the IRS ruling at the time of and subsequent to the distribution of Spinco. In addition, the IRS ruling will be based on current law, and cannot be relied upon if current law changes with retroactive effect. We will enter into a tax matters agreement with Spinco, pursuant to which, among other things, we may be held liable for the cost of the failure to receive a positive IRS ruling if we caused such failure. If Spinco caused such failure, Spinco could be liable for such costs. If the cause for the failure cannot be determined or was not caused by a single party, then we will share such liability with Spinco.

In addition, pursuant to the investment agreement with the Brookfield Investor,  we may be required to indemnify Spinco from and against 93.75% of any and all losses, claims, damages, liabilities and reasonable expenses to which Spinco and its subsidiaries become subject, in each case solely to the extent directly attributable to MPC

Taxes (as defined in the investment agreement with the Brookfield Investor) in an amount up to the indemnity cap which is determined using a complex formula described in the investment agreement with the Brookfield Investor.

We may not obtain benefits from or be adversely affected by the distribution of Spinco, and the distribution of Spinco may occupy a substantial amount of management’s time.

We may not achieve some or all of the expected benefits of the distribution of Spinco, or may not achieve them in a timely fashion. When the distribution is completed, our operational and financial profile will change as a result of the separation of Spinco’s assets from our other businesses. As a result, our diversification of revenue sources will diminish. Some of the assets being distributed to Spinco may also compete directly with our properties in the future. In addition, we intend to enter into a transition services agreement with Spinco, pursuant to which our management will assist with transition services for Spinco. In addition to possible disputes, these obligations may occupy a substantial amount of our management’s time. It is also possible that the separation of Spinco may result in disputes regarding the terms of such separation and/or future performance pursuant to agreements entered into in order to effectuate such separation.

Other risks

We are currently involved in an SEC inquiry

In July 2010, the Company received notice that, pursuant to an April 21, 2010 order, the SEC is conducting a formal, non-public investigation into possible violations of proscriptions on insider trading under the federal securities laws by certain current and former officers and directors. The formal investigation is the continuation of an informal inquiry that the SEC initiated in October 2008. The Company intends to continue to cooperate fully with the SEC with respect to the investigation. While the Company cannot predict the outcome of this investigation with certainty, based on the information currently available to it, the Company believes that the outcome of the investigation will not have a material adverse effect on its financial condition or results of operations.

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

31.2        Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1        Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2        Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1        Consolidated Financial Statements of The Rouse Company LP, a subsidiary of General Growth Properties, Inc.

101         The following financial information from General Growth Properties, Inc’s. Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on August [10], 2010, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statements of Income and Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.  Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.

Pursuant to Item 601(b)(4)(iii) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of June 30, 2010.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GENERAL GROWTH PROPERTIES, INC.
(Registrant)

Date: August 9, 2010	by:	/s/ Steven J. Douglas
Steven J. Douglas
Chief Financial Officer

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

32.2        Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1        Consolidated Financial Statements of The Rouse Company LP, a subsidiary of General Growth Properties, Inc.

101         The following financial information from General Growth Properties, Inc’s. Quarterly Report on Form 10-Q for the quarter ended June 30, 2010, filed with the SEC on August [10], 2010, formatted in XBRL (Extensible Business Reporting Language): (1) Consolidated Balance Sheets, (2) Consolidated Statement of Income and Comprehensive Income, (3) Consolidated Statements of Equity, (4) Consolidated Statements of Cash Flows and (5) Notes to Consolidated Financial Statements, tagged as blocks of text.  Pursuant to Rule 406T of Regulation S-T, this information is deemed not filed or part of a registration statement or prospectus for purposes of sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of section 18 of the Securities Exchange Act of 1934, and is not otherwise subject to liability under these sections.

Pursuant to Item 601(b)(4)(v) of Regulation S-K, the registrant has not filed debt instruments relating to long-term debt that is not registered and for which the total amount of securities authorized thereunder does not exceed 10% of total assets of the registrant and its subsidiaries on a consolidated basis as of June 30, 2010.  The registrant agrees to furnish a copy of such agreements to the SEC upon request.